Form 10-K405
period 2000-09-30
AVAYA INC
filed 2000-12-28
CIK 1116521

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

    [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000
                                     OR
    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 001-15951

                                   AVAYA INC.

                  A DELAWARE                                  I.R.S. EMPLOYER
                 CORPORATION                                   NO. 22-3713430

              211 MOUNT AIRY ROAD, BASKING RIDGE, NEW JERSEY 07920
                         TELEPHONE NUMBER 908-953-6000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS                                         EXCHANGE ON WHICH REGISTERED
-------------------                                         ----------------------------
Common Stock, par value $.01 per share                      New York Stock Exchange
Series A Junior Participating Preferred Stock Purchase
  Rights                                                    New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At November 30, 2000, the aggregate market value of the voting common equity held by non-affiliates was approximately $3.3 billion.

     At November 30, 2000, 282,314,887 common shares were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                           DESCRIPTION                           PAGE
----                           -----------                           ----
                                 PART I
  1.   Business....................................................    3
  2.   Properties..................................................   27
  3.   Legal Proceedings...........................................   27
  4.   Submission of Matters to a Vote of Security-Holders.........   29

                                 PART II
  5.   Market for Registrant's Common Equity and Related              29
       Stockholder Matters.........................................
  6.   Selected Financial Data.....................................   29
  7.   Management's Discussion and Analysis of Financial Condition    30
       and Results of Operations...................................
 7A.   Quantitative and Qualitative Disclosures About Market          47
       Risk........................................................
  8.   Financial Statements and Supplementary Data.................   47
  9.   Changes in and Disagreements with Accountants on Accounting    84
       and Financial Disclosure....................................

                                PART III
 10.   Directors and Executive Officers of the Registrant..........   84
 11.   Executive Compensation......................................   87
 12.   Security Ownership of Certain Beneficial Owners and            93
       Management..................................................
 13.   Certain Relationships and Related Transactions..............   94

                                 PART IV
 14.   Exhibits, Financial Statement Schedules, and Reports on Form   98
       8-K.........................................................

     This Annual Report on Form 10-K contains trademarks, service marks and registered marks of Avaya and its subsidiaries, and other companies, as indicated.

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

     Avaya Inc. is a leading provider of communications systems and software for enterprises, including businesses, government agencies and other organizations. We offer voice, converged voice and data, customer relationship management, messaging, multi-service networking and structured cabling products and services. Multi-service networking products are those products that support network infrastructures which carry voice, video and data traffic over any of the protocols, or set of procedures, supported by the Internet on local area and wide area data networks. A structured cabling system is a flexible cabling system designed to connect phones, workstations, personal computers, local area networks and other communications devices through a building or across one or more campuses. We are a worldwide leader in sales of messaging and structured cabling systems and a U.S. leader in sales of enterprise voice communications and call center systems. We are not a leader in multi-service networking products or in converged voice and data products. We have entered these product areas relatively recently, and our multi-service networking product portfolio is less complete than the portfolios of some of our competitors. We are implementing a strategy focused on these products.

     We support our customers with comprehensive global service offerings, including remote diagnostics testing of our advanced systems, installation of our products, on-site repair and maintenance. We believe our global service organization is an important consideration for customers purchasing our systems and software and is a source of significant revenue for us, primarily from maintenance contracts. We also offer professional services for customer relationship management and unified communications and value-added services for the outsourcing of messaging and other portions of an enterprise's communications system.

     We intend to use our leadership positions in enterprise communications systems and software, our broad portfolio of products and services and strategic alliances with other technology and consulting services leaders to offer our customers comprehensive eBusiness communications solutions. We are particularly focused on delivering business communications that enable eBusiness. By eBusiness, we mean the internal and external use of communications tools and electronic networks, to interact, collaborate and transact business with an enterprise's customers, suppliers, partners and employees. We currently offer many of the advanced products that we believe are important components of eBusiness communications solutions. We are focusing our strong research and development capabilities on developing new and improved eBusiness communications products and services.

     We were incorporated under the laws of the State of Delaware under the name "Lucent EN Corp." on February 16, 2000, as a wholly owned subsidiary of Lucent Technologies Inc. As of June 27, 2000, our name was changed to "Avaya Inc." On September 30, 2000, Lucent contributed its enterprise networking business to us and distributed all of the outstanding shares of our capital stock to its shareowners. We refer to these transactions in this Annual Report on Form 10-K as the "distribution." Lucent was formed from the systems and technology units that were formerly a part of AT&T Corp. and the research and development capabilities of Bell Laboratories. On September 30, 1996, Lucent became independent of AT&T when AT&T distributed all its Lucent shares to its shareowners in a tax-free spinoff. Prior to the distribution, we had no material assets or activities as a separate corporate entity. Following the distribution, we became an independent public company, and Lucent has no continuing stock ownership interest in us. Prior to the distribution, we entered into several agreements with Lucent in connection with, among other things, intellectual property, interim services and a number of on-going commercial relationships, including product supply arrangements. Please see "-- Relationship Between Lucent and Our Company After the Distribution" for a more detailed discussion of these agreements.

     Prior to the distribution, we operated as part of Lucent. In connection with our separation from Lucent, we engaged in a comprehensive review of our operations, including our organizational structure, products and services and market segments, with a view toward improving our profitability and our business performance in the near term. As a result of this review, we adopted a restructuring plan, with an associated restructuring charge, in the fourth quarter of fiscal year 2000. As a result of our restructuring plan and strategic initiatives, we intend to:

     - reduce our costs of products and services;

     - reduce our corporate overhead expenses;

     - increase our investment in research and development;

     - implement a tax strategy tailored to our operations as a stand-alone company; and

     - increase our revenue growth by focusing our sales and product development efforts on the higher growth segments of our market.

     An important component of our strategy is to market our advanced enterprise communications products as essential components of comprehensive eBusiness communications solutions. We believe the following trends are driving the deployment of these advanced communications products:

     - the adoption of eBusiness strategies by enterprises;

     - increased focus on customer relationship management, or CRM;

     - the extension of enterprises beyond their physical facilities to meet the flexibility, speed to market and reach requirements needed to compete in a global economy, due to the growth of eBusiness and advances in networking and software applications; and

     - the evolution toward converged voice and data networks.

     We offer a broad array of communications systems, software and services that enable enterprises to communicate with their customers, suppliers, partners and employees through voice, Web, electronic mail, facsimile, Web chat sessions and other forms of communication, across an array of devices. These devices include telephones, computers, mobile phones and personal digital assistants. We classify these products and services as Enterprise Voice Communications Systems, Communications Applications, Multi-service Networking and Connectivity Solutions. Enterprise Voice Communications Systems, Communications Applications and Multi-Service Networking comprise our Communications Solutions segment. In addition, our Services Segment is comprised of our customer service, installation, maintenance and value added services offerings.

     Our broad portfolio of products includes products we have developed internally, products we have obtained through acquisitions, products manufactured by third parties which we resell and products we have developed through our strategic alliances with other technology leaders. Our products range from systems designed for multinational enterprises with multiple locations worldwide, thousands of employees and advanced communications requirements to systems designed for enterprises with a regional or local presence, a single location, and less extensive communications requirements. We believe that the four primary considerations for an enterprise in selecting our systems are:

     - the reliability of the system;

     - the availability and level of service offered around the world;

     - the features or applications offered to an enterprise; and

     - the system's scalability, or ability to add users, features or applications as the needs of the enterprise change.

COMMUNICATIONS SOLUTIONS SEGMENT

  ENTERPRISE VOICE COMMUNICATIONS SYSTEMS

     We are a U.S. leader in sales of enterprise voice communications systems, our core voice communications products. We offer a broad range of systems to satisfy the communications needs of a diverse group of enterprises. We offer systems designed for under five users, as well as systems that can be networked to accommodate an almost unlimited number of users. Our systems are generally designed to allow an enterprise to add or remove users and have optional features, including over 450 in our most advanced systems, available to enable an enterprise to activate additional features as its communications requirements change. We also design our systems to be easy to administer and use. We provide technical support and training to our customers, and offer the option of purchasing remote diagnostic services for some of our products. These diagnostic services help improve the reliability of an enterprise's systems because we can identify, through the application of artificial intelligence, problems and potential problems with that system, often before the customer realizes there may be a problem.

     Advanced systems. In September 2000, we introduced Enterprise Class Internet Protocol Solutions, or ECLIPS, as a solution name for our most advanced systems. The ECLIPS family of solutions:

     - offers our customers the ability to integrate voice, email and fax communications using the full range of Avaya solutions and applications (such as the CentreVu(R) front office call center family of solutions and the Avaya Unified Messenger(R) for Microsoft Exchange system) and industry solutions over their converged voice and data networks;

     - offers a highly reliable Internet Protocol, or IP, telephony application over a converged voice, video and data network;

     - offers a choice of IP enhancement to a customer's traditional private branch exchange, or PBX, or an IP PBX, giving the customer the choice of upgrading its existing equipment for IP communication or installing an IP PBX on local and wide area networks and using it for voice as well as data communication without sacrificing feature functionality;

     - offers enhancements to the range of economically possible solutions and applications by supporting remote workers with applications such as call centers, networked voice mail, and unified messaging;

     - increases reliability and availability by alternatively routing calls over the public switched telephone network or the customer's IP wide area network based on the availability and the performance of each connection; and

     - supports open standard interfaces, such as the International Telephony Union, or ITU, standard H.323 for IP telephony over the Internet Protocol, Computer Telephony Integration application programming interfaces, Light Directory Access Protocol and the ITU Qsig signaling standard for interoperability among systems from different vendors.

     The first available products in the ECLIPS family of solutions are the Avaya IP600 Internet Protocol Communication Server, the R300 Remote Office Communicator, the Avaya DEFINITY(R) IP Solutions software, the Avaya 4612 and 4624 IP Telephones, and the IP Softphone. The Avaya IP600 offers full feature functionality to the IP telephones that are installed on a customer's local or wide area network. The Avaya R300 is a remote device that receives its functionality over an IP network from the DEFINITY IP Solutions software or the IP600 systems. It offers support for IP telephones and Softphones, analog and digital multi button telephones, call center agent phones, and local analog and digital connections on the public switched telephone network. In addition, enterprises can use the Avaya R300 to extend their network from their larger locations to their branch office without having to deploy a completely new system. With the release of the new DEFINITY IP Solutions software, all of our DEFINITY Enterprise Communications Servers can now be upgraded to provide their full functionality to converged voice, data and video IP networks. This solution provides a migration path to an IP infrastructure that minimizes disruption to end-users while protecting their current infrastructure investments.

     Avaya's new 4612 and 4624 IP Telephones bring a complete set of features to converged voice and data networks. They are compatible with popular personal computer collaboration and contact management tools and hearing aids and offer customers flexibility to upgrade their phones by remote download of new software applications. The Avaya IP Softphone is a software application that runs on a personal computer and delivers business telephone functionality, offering an attractive alternative for users that prefer to work solely with their personal computer.

     Our DEFINITY Enterprise Communications Server is offered in a variety of configurations in approximately 90 countries. Our DEFINITY product line is a family of products that provides for a reliable network for voice communication which offers integration with an enterprise's data network. Our DEFINITY servers support a variety of voice and data applications such as call and customer contact centers, messaging and interactive voice response, or IVR systems. Interactive voice response systems allow an individual to access information in the enterprise's computer databases or conduct transactions verbally or using a touch-tone telephone. Our DEFINITY servers support open and standard interfaces for computer telephony integration applications, which are advanced applications that assist in the making, receiving or managing of telephone calls. Our DEFINITY servers facilitate the ongoing transition at many enterprises from private voice telephone systems to advanced systems that integrate voice and data traffic and deploy increasingly sophisticated communications applications.

     Converged voice and data products. Our DEFINITY product line includes the DEFINITY IP Solutions and DEFINITY ATM, which both allow an enterprise with separate voice and data networks to converge all or a portion of its voice traffic on its data network. DEFINITY IP Solutions consist of software and hardware that gives our DEFINITY products the capability to operate as:

     - a gateway, or point of entry to a network;

     - a gatekeeper, or provider of management and flow control across an enterprise's different types of communications networks; and

     - a multipoint conferencing unit, allowing telephone traffic to be carried along with data in a single multiprotocol network.

     In addition, DEFINITY IP Solutions monitors the network, and if, at any time, the IP network's performance is not acceptable for voice, it will reroute the voice traffic over its alternate voice network supporting the DEFINITY system. An enterprise with an existing DEFINITY system may upgrade its system by adding DEFINITY IP Solutions, and a purchaser of a new DEFINITY system has the option to include DEFINITY IP Solutions as a part of its DEFINITY system or to buy a DEFINITY system exclusively comprised of IP telephones. Additionally, our DEFINITY ATM solution, among other capabilities, enables a customer to utilize a single DEFINITY switch for voice communications in conjunction with its asynchronous transfer mode, or ATM, network across multiple geographic locations. This capability gives our customers the benefit of using geographically dispersed human resources while getting the benefits of a centralized family of application servers.

     Primarily in Europe, Australia and Japan, we offer two other advanced systems, the INDeX(TM) and Alchemy(TM) product lines, which are targeted to small to mid-sized enterprises. These systems are price sensitive offerings and provide a variety of integrated voice and data applications. INDeX, for enterprises with 20 to 400 users, supports such functions as Internet Protocol telephony and customer contact center capability with real time reporting and IVR systems. Alchemy systems provide basic voice and data communication capabilities in a single system for small to mid-sized enterprises with two to 192 users.

     Additional systems. In addition to our advanced systems, we offer two primary voice communications systems, our Merlin Magix(TM) and Partner(R) product lines, targeted at small and mid-sized enterprises with less extensive to moderately sophisticated communications requirements.

  COMMUNICATIONS APPLICATIONS

     We offer a broad range of communications applications products which enhance an enterprise's interactions with its customers, suppliers, partners and employees. These products include our CRM and voice and unified messaging solutions. Unified messaging is an advanced messaging solution that delivers the convenience and benefits of combining the storage of more than one type of message, including voice, facsimile and electronic mail.

     Customer relationship management solutions. We offer products that are essential components of many customer relationship management solutions, including:

     - call and customer contact center systems;

     - customer self-service applications, including the integration of voice communications;

     - Web collaboration;

     - electronic mail response management;

     - Web chat; and

     - workflow and business process automation products.

We also offer professional services that assist our customers in integrating our products into their specific business environments and comprehensive customer relationship management solutions. Typically, a customer that purchases our customer relationship management products purchases customization and integration services from our professional services group.

     According to a June 2000 Gartner Group report, we are a U.S. leader in sales of call center systems based on their estimates that our sales of systems in 1999 represented approximately 28% of total U.S. sales and our call center systems support approximately 46% of the total number of U.S. customer agent seats. We are particularly strong in the sale of systems that support over 400 agent seats where we hold, according to Gartner Group, a 53% market share. We also are a leading provider of IVRs. According to a June 2000 Cahners In-Stat report, we are the leader in interactive voice response products, having 20% of the total global sales of interactive voice response systems sold in 1999.

          Customer contact centers

     Our core product offerings are hardware and software systems and software applications for customer contact centers, which are a key component of many customer relationship management solutions. By customer contact center, we are referring to the customer service and support function served by the combination of customer agents, an enterprise's voice and data communications systems, as well as an enterprise's related software applications, such as software applications designed to respond to customer requests for information and to service their needs. Database servers, which contain customer records, product information and trouble-shooting tips, and any related peripheral equipment, such as the agent's telephone and personal computer are also integrated into the customer contact center system. The integration of multimedia interactions into traditional call centers has led to the emergence of customer contact centers. We use the term contact center to refer to traditional call centers, which primarily manage an enterprise's interactions with customers via the telephone, and to contact centers that allow a customer to interact with an enterprise using multiple mediums of communication, including electronic mail, access from a Web site, chat rooms, interactive voice response systems, telephone calls and facsimiles. For example, our customer contact center products can be implemented so that a potential customer can browse through our customer's existing Web page, enter a chat room and then click on an icon to reach the customer service representative. Our customer contact center solutions include software that manages customer interactions from the initial point of contact through the operational functions, such as order processing and billing, to fulfillment of the transaction with the customer, as well as any subsequent accounting or tracking that needs to be done.

     Our customer contact centers are scaleable and can support as few as ten customer service representatives in a single location, to thousands of customer service representatives spanning multiple physical locations. We have traditionally sold our solutions to large and mid-sized enterprises in single or multiple locations. Due to the growth of eBusiness and the increased focus on customer relationship management, however, we are expanding our focus to include selling our products to smaller enterprises which are seeking to enhance relationships with customers, suppliers, partners and employees and to improve operational efficiencies through automation of some customer service and back-office functions.

     A contact center requires a variety of hardware, such as an enterprise communications server or switch to route traffic. Our core customer contact center voice communications applications currently work only with our DEFINITY servers. We are developing new versions of some of these products to be compatible with servers of multiple vendors. Our customers' comprehensive customer relationship management solution typically includes automated sales and services systems that are linked to contact center technology, complemented by one or more databases that store the information generated through the automated sales system and contact center. Our customer contact center solutions integrate with other third party applications and major databases, such as Oracle and Sybase.

          Stand-alone customer relationship management applications

     We offer a number of products that can be used either as part of a customer contact center or on a stand-alone basis. Our customer self-service products include interactive voice response systems and Web-based self-service applications. We also offer our workflow and business process automation applications separately from our customer contact center solutions to perform functions such as order processing, billing, document processing and accounts payable integration. These applications are often used by government agencies and companies in the financial services, health care, and utilities industries.

          Key customer relationship management product offerings

     We offer a broad range of applications to meet the needs of enterprises of various types and sizes. These products can be implemented for specific, stand-alone functionality and can also be implemented in combinations for broader solutions. For example, the CentreVu product line for contact centers can be expanded with products including CRM Central(TM) 2000 proactive customer contact systems and interactive voice response product lines. CRM Central 2000 adds workflow and advanced computer telephony applications to our CentreVu portfolio. CRM Central 2000 can also be used stand-alone for multimedia business process automation functionality. Our applications are generally customized for each enterprise by our professional services consultants. Our product portfolio includes the following customer contact center solutions and stand-alone products:

     - CentreVu. Our CentreVu product line is a suite of customer contact products offering predictive and adaptive routing of inbound customer interactions, including our patented Advocate(TM) software. CentreVu also offers capabilities to support other types of customer interactions, such as Web chat, Internet Protocol telephony and electronic mail management which enterprises can utilize as they slowly expand towards servicing their customers with multi-media interactions. This suite of products effectively manages contact centers and enables enterprises to pursue their business strategies through the integration of Internet-based interactions. Customers are then able to interact with the enterprise in the manner they prefer. Our CentreVu product line also includes software that intelligently routes inbound communications to the agent best suited to handle the interaction, based on service levels, business rules, customer profiles and the agent's skill set, work load and usage and software which allows agents to operate from remote locations. This suite of voice communications applications can only be used on our DEFINITY servers.

     - CRM Central 2000. Our CRM Central 2000 software is a suite of applications designed for enterprises that interact with their customers over a variety of communications media and provides the related office management required to process and fulfill customer requests. These interactions include telephone calls, Internet Protocol telephony, Web chat, data sharing, Web collaboration and electronic mail management and response activities. This suite of solutions is in an early stage of adoption by customers. CRM Central 2000 is an integrated solution which is comprised of five key software components, the combination of which provide customized, integrated capabilities for managing customer-oriented work process across an enterprise and helping an enterprise build lasting, profitable customer relationships. Our current version of CRM Central 2000 can integrate with many third party applications, such as interactive voice response systems and can be used with our DEFINITY server to support voice communications. We are developing a new version which will be able to integrate voice communications on other vendors' servers. This application can be used either on a stand-alone basis or as part of a customer contact center.

     - Viewstar(R). Our Viewstar X workflow and business process software automates the business processes associated with delivering quality customer service and is typically used on a stand-alone basis. Viewstar reduces costs and shortens turn around times for critical business applications such as loan origination, claims processing and order entry.

     - Mosaix(R). Our Mosaix product line automates and synchronizes the outbound and inbound telephone calls in contact centers and includes associated call progress analysis tools. Sophisticated calling "campaign" management and unique call blending applications with multiple options for integrating inbound and outbound calls are enabled through these products. Mosaix allows an enterprise to handle sporadic inbound call overloads and to reduce down time of the customer service agents.

     - CONVERSANT(R). Our CONVERSANT Interactive Voice Response System is an integrated solution that automates common customer interactions for customers to choose service options themselves, enables people to speak with computers over the telephone and supports eBusiness with access to self-service applications. This system can assume some of an enterprise's repetitive and time consuming tasks such as giving directions or hours of operation or faxing back order confirmations, which reduces the number of customer agents an enterprise needs and allows agents to handle matters which require their knowledge and personal attention. Some small and mid-sized companies use this product as a stand-alone self-service application. Further, CONVERSANT can be run with DEFINITY or with other vendors' servers.

     - eIVR(R). Avaya offers E-Interactive Voice Response, or eIVR, for customers needing a smaller version of IVR software that interfaces with our Legend and Partner communications systems. eIVR is a customer relationship management tool that combines IVR technology with the Web and a customer's phone system.

          Professional Services for Customer Relationship Management

     We have a team of approximately 900 consultants dedicated to assisting enterprises in improving their customer relationship management, technology and execution. Our services range from designing and implementing an enterprise's customer relationship management technology strategy to setting up and integrating software applications that an enterprise purchases from us as part of its customer contact center. Our consultants also work with our sales force in selling our customer relationship management products.

     Typically, a customer that purchases our customer relationship management products purchases consulting services from us. We also provide subject matter advice to systems integrators as part of an overall customer relationship management strategy, as well as to provide guidance to achieve the integration of multi-vendor solutions.

     Voice and unified messaging solutions. We offer a wide variety of voice messaging and unified messaging solutions designed to serve the telephone call answering, voice, facsimile and unified messaging communications needs of enterprises. Unified messaging facilitates access to messages through the most convenient device, including Internet browsers, LAN-based personal computers and wireline or wireless telephones, using text-to-speech technology for telephonic e-mail retrieval. These products are marketed under a number of brands, including our primary brands, Octel(R) Messaging and INTUITY(TM) AUDIX(R) Messaging. The ease and speed of our voice and facsimile messaging can improve an enterprise's efficiency by allowing messages to be sent instantly to teams, groups or an entire workforce across multiple locations. All of our messaging servers can be networked, over the Internet or public or private voice networks, to provide enterprise-wide voice and facsimile messaging through a single system.

     We are the worldwide leader in sales of voice messaging systems. According to an April 2000 Cahners In-Stat report, our sales of voice messaging systems in 1999 represented approximately 28% of voice messaging mailbox capacity shipped worldwide. This latter share is almost twice that of our nearest competitor. By the end of fiscal year 1999, we had sold over 200,000 systems worldwide since 1993, representing a total of over

100 million messaging mailboxes. Our broad family of messaging products is serving enterprises today with systems that range from supporting as few as two users to systems supporting up to 50,000 users and networks of over 100,000 users. Messaging systems include message servers and their associated server software and messaging-based applications. These systems are configured both as stand-alone servers or as embedded software or hardware in communications servers. Many of our messaging systems are compatible with the voice communications systems of other vendors so that an enterprise may choose our messaging system as the standard for all its locations. Most of our products provide spoken prompts in multiple languages for greeting callers and for user retrieval of messages and are compatible with international standards.

     Our unified messaging capability, which accommodates voice, facsimile and electronic mail messages, is available for our Octel Messaging and INTUITY AUDIX systems and is also provided by our innovative Avaya Unified Messenger for Microsoft Exchange, developed in cooperation with Microsoft Corporation. The Avaya Unified Messenger system is a unified messaging system software solution that stores voice and facsimile messages directly in a user's Microsoft Exchange electronic mailbox and enables user access to this mailbox by telephone or fax machine or a Microsoft Exchange interface on the user's personal computer. The Avaya Unified Messenger system provides a single directory, common administration and a single system for all voice, facsimile and electronic mail messages and is intended to enhance productivity by combining pertinent task information in a single working environment. The Avaya Unified Messenger system allows the user to filter incoming calls and route those calls based on the user's preference.

     Our messaging systems also support a number of enhanced business applications. Using auto-attendant features, OctelDesigner(TM) and OctelAccess(TM) Server systems, customers have implemented telephone-based transaction processing, workflow and business process management applications. These applications include purchase order approvals, sales tracking and automated customer service. We have recently begun to offer commercially the Web Communications Server for our Merlin Magix small business system to provide a small business with a complete Web presence, including hosted Web home pages and electronic commerce support for on-line customer purchases.

     Internet Protocol applications and conferencing. We offer new communications solutions that use the advantages of the Internet Protocol operating on the Internet, wireless networks and telephone networks. These solutions are being designed to serve new areas of customer communications needs. One of these solutions is our iCosm(TM) suite of unified communications applications. iCosm enables a personal communications portal for enterprise employees and is intended to work with new applications for scheduling meetings with others, filtering incoming calls, organizing, scheduling and routing incoming calls and messages, scheduling and conducting voice and video conferencing with others, and conducting advanced multimedia business collaboration and content sharing. iCosm solutions are intended for use both on standard enterprise servers and application service providers. Several iCosm applications are currently available.

     We also provide audio, video and data conferencing systems for enterprises of varying sizes. These products enable customers to conduct multimedia communication sessions with a geographically dispersed workforce or across company boundaries. Through partners and internal development, we offer our customers a broad portfolio of multimedia collaboration solutions, backed by the full support capability of our nationwide services organization. Our products include the feature-rich multipoint conferencing unit, a highly-reliable server for multipoint video conferencing. We also offer the DEFINITY AnyWhere software product, which, when used in conjunction with our DEFINITY server, enables spontaneous audio and data conferencing capability for office workers and telecommuters. Through our purchase of products from third party manufacturers, we have broadened our portfolio to include a family of industry-leading video endpoints and a line of highly-scaleable audio conferencing products, ranging from 24 to 1,152 endpoints.

          Professional Services for Unified Communications

     We provide professional services to ensure successful integration of our unified communications products and applications into our customers' specific business environments. Typically, a customer that purchases our communications servers and applications requires assistance with their integration and implementation. Since enterprises are increasingly looking to outsource their integration needs, we believe that our ability to provide these services is an important consideration in selecting our communications applications. In addition to our geographically deployed associates, we also have alliances with systems integrators that are trained to implement our applications.

     We provide presales support as well as design and implementation for our messaging systems solutions. These products include the Octel Messaging and INTUITY AUDIX systems. In this space, we implement messaging-based applications that run on stand-alone servers as well as applications that are embedded software. These solutions include unified messaging, Internet access to voice mail, and enhanced business applications. Utilizing OctelDesigner and the OctelAccess Server, we have created innovative telephone applications for industries including financial service providers, health care providers, government agencies, and retailers.

  MULTI-SERVICE NETWORKING

     We offer a portfolio of products to support multi-service network infrastructures which carry voice, video and data traffic over any of the protocols supported by the Internet on local area, wide area and wireless networks. We are not a leader in multi-service networking products or in converged voice and data products. We have entered these product areas relatively recently, and our multi-service networking product portfolio is less complete than the portfolios of some of our competitors. We are implementing a strategy focused on these products.

     Local area network solutions. Our Cajun(TM) switches support voice, video and data traffic over a local area network, or LAN. Each switch is designed for interoperability with the hardware of numerous other vendors and is comprised of hardware and software that enable the switch to perform configuration, fault management and traffic prioritization functions. Configuration is the adding, deleting and modifying of connections and supported addresses within a network. Fault management is the detection and correction of network faults. Prioritization is the capability to consider the nature of the requirements of various transmissions to determine the relative order and priority of dealing with several different types of transmissions. Some transmissions, such as voice transmissions, tolerate little to no delay for quality reasons and a higher level of priority is assigned to those transmissions. Our Cajun switches offer leading uplink capabilities providing connection over ATM backbones to our Ethernet LAN switches, due to their performance and traffic prioritization capabilities.

     Our Cajun switches also support additional advanced applications, such as our switch monitoring, known as SMON, the industry standard network monitoring software for switched network infrastructures, which was developed by Lucent. SMON is an open standard application which allows simultaneous real time monitoring of traffic across multiple switches in a network. As an analytical tool, SMON enables network managers to review global traffic across an entire network as well as individual connectivity between two users.

     Our wireless products provide the ability to operate both indoors and outdoors, scale from small to large installations, and provide traffic prioritization. These products enable wireless LAN connectivity across facilities such as retail stores, warehouses, schools, universities and hospitals where wiring is costly, difficult to install and clients demand mobility or flexibility.

     Wide area network solutions. We offer wide area network solutions, including Access Point virtual private network firewall products for enterprises. A virtual private network allows an enterprise to transport voice, video or data over a public or shared network at a level of security substantially equivalent to the traffic traveling over that enterprise's own private network. This increased level of security is accomplished through encryption and encapsulation of this voice, video or data traffic into a format which is protected from unauthorized access. Our wide area network access products are sold to many types of enterprises and are designed to meet varying access needs. Our virtual private network routers are used primarily by enterprises with remote workers and branch or home offices, and by enterprises using Internet wide area network service. Like our switches, our wide area network access products are compatible with a variety of industry products and provide excellent security, scalability and reliability.

     In addition, we offer firewall hardware and software which function as a security mechanism to limit the exposure of a network to unauthorized infiltration. The firewall regulates internal and external network resources and filters network content. Our firewall products have been designed to meet the testing standards of the U.S. federal government and allow for a single administrator to manage multiple firewalls for an entire network from a single location.

     Policy management software. We offer automated policy management software called RealNet Rules(TM). RealNet Rules allows network managers to define, manage and enforce policies which establish priorities and levels of security for network traffic, based on parameters such as traffic type, application or user identification. Examples include a policy which gives voice traffic priority over data traffic in a network, a policy which gives finance applications priority at the end of a reporting period, a policy that gives bandwidth priorities to designated users, such as senior management, or policies that restrict access to sensitive applications, such as human resources applications, to only authorized users. Our policy management software products are designed to allow a single administrator to set policies for all users and locations from a central location.

  AVAYA HOSTED SOLUTIONS

     Avaya Hosted Solutions, introduced in October 2000, offer communications solutions, an emerging category of hosted applications that allow application service providers, Internet service providers, building service providers and other next generation service providers, or xSPs, to expand their services beyond Web hosting to include a broad array of communications applications, including hosted IP telephony, contact centers, messaging, and collaboration. These eBusiness communications solutions are complete, integrated solutions that enable service providers to quickly deliver a comprehensive set of communications features to enterprises over a highly reliable and secure multi-service infrastructure, while simultaneously reducing the complexity of their own implementation and time to market. As part of Avaya Hosted Solutions, we sell our communication solutions, many of which are market leaders, to xSPs who will in turn offer these solutions on a service fee basis to end users' enterprise customers.

     Avaya Hosted Solutions include:

     - Avaya Hosted Enterprise IP Telephony, a prepackaged communications bundle that allows xSPs to deliver sophisticated telephony services to enterprises;

     - Avaya Hosted Virtual Telephony, a suite of Avaya's remote communications applications which enable telecommuters and remote workers to access the communications capabilities available in the office;

     - Avaya Hosted Contact Center Solution, a fully integrated and completely outsourced contact center; and

     - Avaya Hosted Collaboration Solutions, which allows xSPs to offer enterprise customers completely outsourced collaborative conferencing services, such as video conferencing, distance learning, streaming video and video broadcast applications.

CONNECTIVITY SOLUTIONS SEGMENT

     We market our SYSTIMAX(R) SCS product line of structured cabling systems primarily to enterprises of various sizes for wiring phones, workstations, personal computers, local area networks and other communications devices through their buildings or across their campuses and our ExchangeMAX product line primarily to central offices of service providers, such as telephone companies or Internet service providers. We also offer electronic cabinets to enclose an enterprise's electronic devices and equipment.

     SYSTIMAX structured cabling systems. We estimate, based on a Phillips InfoTech report in 1999, which is the most recent report currently available, that we are the worldwide leader in sales of structured cabling systems to enterprises. We primarily market these products under the brand name SYSTIMAX. Our SYSTIMAX cabling systems provide high speed multifunctional local area network interconnections within a single building or a campus through an infrastructure of copper or fiber cabling and associated connecting apparatus. The SYSTIMAX copper and fiber apparatus portfolio includes a broad line of distribution boxes, interconnects, shelves, racks, connectors and outlets necessary to connect and manage large building infrastructure networks.

     The current SYSTIMAX product line includes PowerSum and GigaSPEED(R), which are copper cable systems, and LazrSPEED(R) and OptiSPEED(TM), which are optical fiber cable systems. PowerSum(TM) and OptiSPEED each support up to one gigabit transmission and are targeted to price sensitive customers. GigaSPEED and LazrSPEED are the performance leaders in their respective markets. GigaSPEED allows the implementation of gigabit ephernet, a high performance protocol for data transmission, within a building using low cost network electronics. LazrSPEED is the first multimode solution offering 10 gigabit capability for distances up to 300 meters for enterprise networks. We provide a warranty that our SYSTIMAX cabling systems will support an enterprise's standards-based applications and that our products are free of manufacturing defects for 20 years.

     ExchangeMAX structured cabling system. We sell our ExchangeMAX structured cabling systems primarily to central offices of service providers such as telephone companies or Internet service providers. Central offices are locations that house switches to serve the subscribers of a service provider. Our ExchangeMAX system combines our family of high quality central office connectivity products with an overall system architecture to support the copper and fiber cable distribution networks of a central office. Our products include copper distributing frames, copper cable, connectors, patchcords and cable management software. The ExchangeMAX product line is engineered to meet the site-specific needs of our customers, and may be utilized either to address the discreet maintenance and upgrading needs of a central office or to serve as the foundation of a central office's comprehensive wire center modernization.

     Electronic cabinets. An electronic cabinet is a sturdy environmental enclosure designed to house electronics devices and passive equipment, both in the outside plant and inside buildings. The product line consists of enclosures designed for traditional telecommunication access applications, digital subscriber line, or DSL, applications and wireless applications.

SERVICES SEGMENT

  CUSTOMER SERVICE, INSTALLATION AND MAINTENANCE

     We have customer service, installation and maintenance organizations in the United States and internationally, with approximately 11,650 employees engaged in these services as of September 30, 2000. Our service organization is designed to provide a comprehensive set of services in support of direct and indirect channels. We provide these services globally either directly or through our distribution partners. Installation generally is included in the purchase price of our products, and most of our products, other than our Connectivity Solutions, have a one year warranty. For additional service, our customers can elect to enter into maintenance contracts with us or, if they do not choose to enter into such contracts, may have us provide service for them on a time and materials basis.

          U.S. Services

     Our U.S. service organization is comprised of our Field Services Organization, our National Customer Care Centers and our Technical Services Organization, with approximately 10,700 employees as of September 30, 2000. Some of these employees are now working on an on-call basis as described under "Employees." Installation and repair of our products are performed primarily by our Field Services Organization. Account support in the United States is conducted primarily through our National Customer Care Centers. Technical support and maintenance under contracts for our voice communications products are provided by our Technical Services and Field Services Organizations. We use Lucent and our distribution partners to service our converged voice and data products. We are currently establishing our own internal data service capabilities, using as a base, the data service technicians and managers that were transferred to us from Lucent in connection with the distribution.

     Field Services Organization. Our Field Services Organization provides installation, on-site repair and move, add and change services for our customers, and represents the largest part of our U.S. services organization. This organization is uniform across the 48 contiguous states, which allows our national accounts to receive the same type and level of support in each location. Most of our Field Services Organization employees are based in the field, performing site visits to customer premises. When on-site technical presence is required for a repair, a customer service representative from our Technical Services Organization will dispatch a technician or a team of technicians from our Field Services Organization, which provides installation and provisioning support to the customer. Installation and aftermarket moves, adds and changes will be dispatched to the Field Services Organization from a National Customer Care Center. At installation of a system, our Field Services Organization, directly or through third parties, also provides training on the system that is tailored to the individual needs of our customers to assist them in maximizing performance of our products.

     National Customer Care Centers. We have three primary National Customer Care Centers in the United States, as well as several smaller centers for specific market segments such as centers that service some of our federal government customers. Our National Customer Care Centers serve as the hub of our domestic customer service operations. Customers can contact us at these centers to place orders for parts relating to our products or systems or to request other services. As needed, service representatives at these centers route calls from customers to the appropriate office such as requests for maintenance contracts or repairs, which are directed to the Technical Services Organization. Our billing and collection activities also are administered at our National Customer Care Centers.

     In addition to supporting our customers, our National Customer Care Centers are designed to generate revenue for us. Our customer service representatives at these centers have frequent interactions with our customers and are trained to market product and systems upgrades during these interactions, routing to the account teams as appropriate. We also generate revenue from customers which do not have maintenance contracts with us but which call our National Customer Care Centers seeking moves, adds and changes to their systems. Our customer service representatives will dispatch technicians to these customers to provide the services requested and these customers will in turn be billed for the technicians' time and the materials used.

     Technical Services Organization. We have three Technical Services Organization Centers in the United States. Customers can contact us at these centers to obtain remote technical assistance, request on-site technical support, or request maintenance or repair services.

     In addition to routine maintenance and support, we offer our customers a remote diagnostic service which is administered by our Technical Service Centers. We have developed systems that can access a customer's systems remotely, whether purchased directly from us or from one of our distribution partners, and can identify, through the application of artificial intelligence, problems and potential problems with that system often before the customer realizes that there may be a problem. We can often solve the problems that we identify without the customer ever knowing that we intervened. If we cannot solve the problem remotely, we arrange to have a technician from our Field Services Organization dispatched to the customer's premises to provide the necessary solution. This service is covered under the terms of the customer's maintenance contracts, and is charged on an hourly time and materials basis if the customer is not under our warranty or maintenance terms. Maintenance contracts are administered and contract entitlement verification is conducted by our Technical Services Organization. Generally, these maintenance contracts have terms of one to four years and are entered into when a customer purchases one of our systems. The more complex the product or system, the more likely the customer will enter into a maintenance contract.

     For our less sophisticated products and systems, customers enter into maintenance contracts or, more often, receive service from us on a time and materials basis or from third parties. We have entered into agreements with Expanets, Inc., by which we have sold them the maintenance contracts for some of our less sophisticated products and have allowed them to provide maintenance services to those customers to which they sell products and systems, or customers which do not have maintenance contracts with us. We have agreed to provide outsourcing services for the maintenance contracts we transferred to Expanets until March 31, 2003, and for remote diagnostics and maintaining technical support for their contracts until March 31, 2005.

     Our Data Services Organization provides technical support, installation, integration and managed services for our data networking and converged customers. Our Data Support Organization is comprised of remote support personnel working in concert with our field-deployed engineers. This organization can support products of multiple vendors and holds many industry certifications.

          International Services

     Our international service organization is comprised of Field Services Organizations, a Global Support Organization and a Customer Support Center which provide installation, maintenance and customer service support, with approximately 950 employees, as of September 30, 2000.

     Field Services Organizations. We have our own Field Services Organizations in 21 countries. Our Field Services Organizations currently provide installation, on-site and remote maintenance, and some training for our voice and data products. These organizations primarily support customers which have purchased from us directly. In those countries in which we have no direct services presence, customers of our products rely on local distribution partners which have been trained and certified by us. Our Field Services Organizations supplement their engineer and technician resource requirements via the use of sub-contractors on an as needed basis for responsive service levels and broad geographic coverage.

     Customer service also is currently performed by the Field Services Organizations. Their services include customer call receipt, contract entitlement verification, quoting of service rates, administering of maintenance agreements, providing remote maintenance support on communications systems and software applications, dispatching engineers and technicians and billing and collection. Some of these activities will be transitioned to our Customer Support Centers in the future.

     Global Support Organization. Similar to our U.S. Technical Services Organization, our Global Support Organization is a network of support centers which provide remote technical and engineering support to the Field Services Organizations, distributors and resellers and select multi-national customers with multi-national maintenance agreements. This organization is comprised of twelve regional centers, which we call "Centers of Excellence," which are located to provide wide geographic coverage to our international customers.

     These twelve centers provide a higher level of skilled technical and engineering support to Field Services Organizations and distribution partners on complex communications products, such as voice, data and video and application solutions for both installation and maintenance services. Each Center of Excellence utilizes a sophisticated suite of desktop technology, tools and software applications to deliver high quality, effective remote support. Our distribution partners are responsible for providing installation and basic maintenance support to their customers for products sold by them. Our Global Support Organization provides remote installation and maintenance support to the international services organizations and our network of international distribution partners.

     Customer Support Centers. We have established a Customer Care Center in our Europe, Middle East and Africa region and expect to open an additional Customer Care Center in our Asia Pacific region by the end of 2001. We intend the level of customer service to be provided at our Customer Care Centers to include servicing requests received via telephone, facsimile and electronic mail, receipt of product orders, order fulfillment and tracking, contract management and administration, contract entitlement verification, invoicing, billing and collection. We expect some of the support functions currently performed by the Field Service Organizations also will migrate to the Customer Support Centers by the end of 2001.

  VALUE-ADDED SERVICES

     Our value-added services are outsourcing services we provide to both enterprises and to communications service providers, such as local exchange carriers, or telephone companies, or Internet service providers, worldwide to operate and maintain a portion of their communications systems.

     Our enterprise customers which use our value-added services are generally large and mid-sized businesses. For enterprise customers, we provide outsourcing of messaging systems, portions of voice communications systems and contact centers. We offer these customers a full range of maintenance, management and support services. We provide either managed services where the customer owns the communications system or outsourcing services where we both manage and own the communications system. Our services include fault management, including maintenance and help desk support; remote provisioning and administration, such as establishment of voice mail boxes; remote monitoring; and recording, reporting and billing.

     For service providers, we primarily outsource the operation of their messaging systems. We outsource messaging systems for established service providers, emerging service providers and other competitive local exchange carriers. Currently, we derive the majority of our revenue in value-added services from customers in the United States.

     We contract with our clients to provide these services, in varying levels, under agreements that require us to meet service level requirements that vary from agreement to agreement. Fee arrangements vary by contract, but are generally made on a per unit or per subscriber basis. These agreements typically have terms ranging from five to seven years with varying termination provisions.

CUSTOMERS, SALES AND DISTRIBUTION

  CUSTOMERS

     A broad set of enterprises ranging from large, multinational enterprises to small and mid-sized enterprises to governments and schools are our customers. They include established enterprises, dot.coms and other start-up ventures, as well as service providers, including application service providers and Internet service providers. We have thousands of customers, and no single customer represented more than 10% of our revenue for fiscal 2000.

  SALES AND DISTRIBUTION

     In fiscal 2000, we derived 79% or approximately $6.1 billion of our total revenue from sales in the United States and 21% or approximately $1.6 billion from international sales. Our products other than our SYSTIMAX structured cabling systems are sold both directly and through our worldwide network of distribution partners. Our SYSTIMAX structured cabling systems are sold only indirectly through a worldwide network of distribution partners. Our ExchangeMAX structured cabling systems and our value-added messaging services are sold to service providers and enterprises worldwide. With respect to service providers, our value-added services are marketed primarily through the Lucent service provider sales organization and we are currently analyzing alternatives to our current distribution channel. We also have a Government Solutions Group that focuses on sales of our products and services, including our connectivity solutions, to government and government agencies in the United States and internationally.

     Our multi-channel sales organization, including our direct sales force and our network of distribution partners, is described below.

     Direct sales. Our worldwide direct sales organization markets and sells our voice, data, messaging and customer relationship management products and services, as well as our value-added services. As of September 30, 2000, our worldwide sales organization was comprised of approximately 5,200 individuals, including managers, sales representatives, technical and operational support personnel, and indirect channel support. Within the United States, the majority of our large, end-user customers are served directly through direct sales account managers. Outside the United States, we conduct direct sales focused on large enterprises in major areas, including Western Europe, South America, Mexico, Australia, Central America and Russia with other customers and geographic areas served by our network of distribution partners. Our account managers are responsible for selling our systems, software and professional services as well as managing customer relationships on an on-going basis. Until recently, the majority of our account managers focused on our voice communications products. We are implementing programs to train our account managers also to sell our multi-service networking products, communications applications and eBusiness solutions. We believe our sales force has developed relationships with many of the large, multinational enterprises that are likely to seek advanced, comprehensive eBusiness solutions. We intend to improve the efficiency and expand the capacity and capabilities of the direct sales force by utilizing our growing network of global partners to provide product fulfillment and to deliver high quality local service on a worldwide basis.

     Within this sales organization, our Government Solutions Group focuses on sales of our products and services to governments and government agencies worldwide. In the United States, the Government Solutions Group is responsible for selling our entire line of products and services to federal government agencies. Internationally, the Government Solutions Group sells our products and services both to foreign governments and to federal government offices located outside of the United States.

     Indirect Sales. We have a worldwide network of distribution partners which comprise our indirect sales channel. When selling our products indirectly, we primarily sell our products through approximately 20 distributors worldwide from whom our network of approximately 2,800 dealers, value-added resellers and system integrators purchase and resell our products to the end user. Our relationships with distributors, dealers, value-added resellers and systems integrators for our voice and data products and our structural cabling systems are generally not exclusive. We typically enter into agreements with our distributors, dealers and value-added resellers that generally set forth sales quotas and service levels, with terms of one to two years and rights to terminate by either party upon 120 days notice. Specific terms vary from agreement to agreement. We are in the process of developing formal global alliance agreements with our systems integrator partners. We intend that these agreements will be structured as joint-development, joint-marketing and/or joint-sales-and-delivery agreements. We expect these agreements will vary by alliance.

     DISTRIBUTORS

     Distributors generally purchase products from us directly and pass those products on to dealers, value-added resellers and system integrators which sell our products to the end user. Internationally, distributors also may support our direct sales by supplying or installing products sold by our account managers. As of September 30, 2000, we had relationships with approximately 10 distributors in the United States and approximately 10 distributors internationally that resulted in sales of our systems and software, which were material relative to total distributor sales. Many of our distributors only resell our products to resellers such as dealers and value-added resellers and do not sell to the end-user customer.

     DEALERS, VALUE-ADDED RESELLERS AND SYSTEMS INTEGRATORS

     Dealers and value-added resellers primarily purchase our products from our network of distributors to sell our products to customers on a retail basis. As of September 30, 2000, we had relationships with approximately 1,200 dealers and value-added resellers in the United States. Approximately 800 of these distribution partners sell one or more of our voice products and approximately 300 sell one or more of our converged voice and data products. Internationally, we generally have relationships with dealers and value-added resellers on a country-by-country basis, with the number per country ranging based on the sales potential.

     Our principal U.S. dealer is Expanets, which in March 2000 purchased the sales function of our voice communications systems for small and mid-sized enterprises with 250 or fewer employees. Expanets is the largest dealer for this market segment in the United States. These sales were formerly conducted by us using a direct sales force of approximately 1,800 employees, including sales associates, sales support and management, substantially all of whom were transferred to Expanets. This sale was part of our strategy to use multiple distribution channels designed to better serve our customers by using their preferred distribution channel. We believe small to mid-sized enterprises increasingly prefer to purchase through distributors, dealers, value-added resellers and systems integrators rather than from our direct sales force because the distribution partners are better able to focus on their specific customer segment and can provide a variety of technologies and services aimed at small and mid-sized enterprises. Our sale to Expanets was also part of our efforts to focus our direct sales force on segments of the market that we can more cost effectively serve.

     Systems integrators generally design complete, made-to-order communications and eBusiness communications systems and solutions, often utilizing the products of several manufacturers. Systems integrators primarily recommend our systems and software to customers as part of a system, and we bill the customers directly. They also purchase products from our distribution partners directly for incorporation into their systems. We have partnered with both local systems integrators, which provide services catered to the individual needs of our geographically diverse customer base, as well as regional and global systems integrators to meet the technology and application driven needs of our large, multinational customers. As of September 30, 2000, we had relationships with approximately 23 global systems integrators, as well as with smaller local and regional system integrators.

     SYSTIMAX STRUCTURED CABLING SALES CHANNEL

     Substantially all of our SYSTIMAX structured cabling systems are sold through our approximately 50 distributors, and a majority of these sales are through two of these distributors. The distributors sell both to our worldwide network of approximately 2,400, dealers, value-added resellers, systems integrators and contractors and to end-user customers. If our relationship with either of our two main distribution partners should terminate, we may experience short-term delays in the United States, but we believe we could use other parties to replace these distributors. Internationally, we generally have relationships with our distribution partners on a country-by-country basis, with the number per country ranging based on the sales potential.

RESEARCH AND DEVELOPMENT

     We intend to invest an amount equal to approximately 9% of our total revenue in fiscal 2001 in research and development. These investments represent a significant increase over our investments in research and development over the previous three fiscal years, which was approximately 6% of total revenue for each of those years. Historically, as a part of Lucent, we were allocated a portion of Lucent's basic research, which did not necessarily directly benefit our business. In the future, our investments in research and development will have a greater focus on our products.

     In October 2000, we formed Avaya Labs, a world-class research and development organization with over 3,000 research and development professionals who were formerly part of Lucent's Bell Laboratories, one of the world's leading research and development institutions. Avaya Labs includes a basic research organization of 50 professionals, which we intend to grow to 100 professionals, focused on technologies that will result in innovative products and services.

     We plan on using our substantial investment in research and development to develop new systems and software related to business communications applications, customer relationship management innovations, messaging solutions, personalized information portals, business infrastructure and architectures, Web centers, hosted solutions, data networks and services for Avaya's customers. These new systems and software will augment our current product offerings so that, together with our strategic alliances and services, we can offer our customers comprehensive eBusiness communications solutions. Avaya Labs will continue to seek opportunities to work with technology leaders from other companies and educational and research institutions to develop uniform technological standards as the building blocks for future communications and related enterprise systems.

MANUFACTURING AND SUPPLIES

     Currently, we employ approximately 5,000 employees to perform our manufacturing in 11 facilities located in China, France, India, Ireland, Israel, the United Kingdom, the United States, Australia and Venezuela. Of these employees, approximately 2,900 employees are engaged in the manufacturing of our connectivity solutions product offerings in four facilities located in China, the United States, Australia and Venezuela. As part of our manufacturing initiative, we intend to outsource substantially all of our manufacturing, including assembly and testing, other than the manufacturing of our connectivity solutions product offerings. Our manufacturing initiative may be delayed or prohibited by a legal proceeding brought by a governmental agency, which may disrupt our operations or result in unanticipated costs. Please see "Legal Proceedings" for a description of this legal proceeding.

     Products which we purchase from third party manufacturers do not constitute a significant portion of our total revenue. Due to an industry-wide shortage of certain ceramic components, we have experienced delays in shipments of certain of our Cajun switches, resulting in a backlog in orders for such products. Our sole supply source for these components is the primary supplier of such components to the industry. We are negotating with this supplier to obtain greater quantities of the components, but we cannot assure you that we will be successful in securing sufficient supply to meet our needs or that our inability to supply a sufficient number of switches to meet demand on a timely basis, or at all, will not have an adverse effect on our results of operations.

     Except as provided in the proceeding paragraph, we believe we have adequate sources for the supply of the components of our products and for the finished products that we purchase from these third parties. We currently have only a single source of supply for several of our wide area network multi-service networking products, including the Access Point virtual private network product, PacketStar AX ATM access servers, SuperPipe multi-service routers, Max3000 access switches and our firewall/virtual private network gateway products. As part of the distribution, we entered into a long-term relationship with Lucent to purchase some of these products as well as other local area networking products. In addition, we purchase the fiber components of our SYSTIMAX structured cabling systems and our wireless local area networking products from Lucent. Also, we entered into an agreement with Lucent for the supply of various semiconductor components. These contracts are terminable upon customary terms such as material breach or insolvency. We intend to continue to purchase our ClearTrac(TM) frame relay voice access devices from Clarent Corporation and our wide area networking devices from Paradyne Corporation. Our contract with Clarent Corporation allows us to purchase similar products from alternative manufacturers as needed. Our contract with Paradyne restricts our ability to purchase similar products. Each contract expires in 2001 and is terminable upon customary terms such as material breach or insolvency. We intend to renegotiate each of these contracts prior to their expiration. We also intend to expand our own wide area network capabilities.

     If we were unable to purchase products for which we have a single source of supply, it would be difficult to replace them and our competitive position in supplying converged voice and data products would be harmed. Because of the growing importance of converged voice and data products, our overall competitive position also may be harmed if a termination occurs unless we develop our own products or find other similar products on a timely basis. We may offer additional products for sale in the future purchased from a single source of supply.

     For detailed descriptions of the products described in this section, please see "-- Products and Solutions."

COMPETITION

     The market for communications systems and software is quickly evolving, highly competitive and subject to rapid technological change. Because we offer a wide range of systems and software for several types of enterprises, we have a broad range of competitors. Many of our competitors are substantially larger than we are and have significantly greater financial, sales, marketing, distribution, technical, manufacturing and other resources. Competition for one or more of our communications systems and software, other than our structured cabling systems, include products manufactured or marketed by a number of large communications equipment suppliers, including Nortel Networks Corporation, Cisco Systems, Inc., Siemens Aktiengesellschaft, Alcatel and LM EricssonAB, as well as by a number of other companies, some of which focus on particular segments of the market such as customer relationship management. Some of our other competitors include Aspect Communication Corporation and NEC Corporation. Our structured cabling systems' primary competitors are ADC Telecommunications, Inc., Telect Corporation, Siecor Corporation, Marconi plc, Nordx/CDT, Commscope, Inc. and Belden Inc. Our professional services compete primarily with services from vendors such as Nortel Networks Corporation, eLoyalty Corporation, PricewaterhouseCoopers LLC, Cap Gemini S.A., IBM Global Services, Oracle Corporation and Alcatel that offer similar products and professional services. Our value-added services compete with Cisco Systems, Inc., Williams Communications Group, Inc., Nortel Networks Corporation, Siemens Aktengesellschaft, Ericcson, Ameritech Corporation and

Verizon Communications Inc. We expect to face increasing competitive pressures from both current and future competitors in the markets we serve.

     Our competitive position varies depending on the segment of our market. We are a leader worldwide in messaging and structured cabling systems and the U.S. leader in call center and enterprise communications systems. With respect to multi-service networking products, we are relatively new and our product portfolio is less complete than that of many of our competitors. Our professional services and value-added service groups primarily serve customers which purchase our systems and software and are relatively small as compared to our competitors. We believe that the Lucent name has significant value and has enhanced our competitive position historically. It is too early to assess whether the change of our name to Avaya will affect our competitive position. We have agreements with Lucent that allow us to use Lucent's name and logo and to verbally describe our previous relationship with Lucent for a period of time following the distribution. Please see "-- Patents, Trademarks and Other Intellectual Property" for a discussion of these agreements.

     Technological developments and consolidation within the communications industry result in frequent changes to our group of competitors. The principal competitive factors in the product segment of our market include:

     - product features and reliability;

     - customer service and technical support.

     - relationships with distributors, value-added resellers and systems integrators;

     - an installed base of similar or related products;

     - relationships with buyers and decision makers;

     - price;

     - brand recognition;

     - the ability to integrate various products into a customer's existing network; and

     - the ability to be among the first to introduce new products.

     The principal competitive factors in the professional services segment of our market include:

     - focus on the customer's specific needs;

     - project management and change management skills;

     - business model as well as technical architecture and information systems design skills;

     - product-specific expertise;

     - eBusiness experience and expertise;

     - speed of delivery;

     - industry, business process and general business expertise; and

     - objectivity of advice provided.

PATENTS, TRADEMARKS AND OTHER INTELLECTUAL PROPERTY

     In connection with the distribution, Lucent assigned to us its rights to a number of patents, trademarks, copyrights, trade secrets and other intellectual property directly related to and important to our business. In addition, Lucent and its subsidiaries have also granted rights and licenses to those of their patents, trademarks, copyrights, trade secrets and other intellectual property which enable us to manufacture, market and sell all our products. Further, Lucent has conveyed to us numerous sublicenses under patents of third parties. We have entered into a cross license with Lucent in connection with these patents.

     Lucent has assigned to us in excess of 1,500 U.S. patents and patent applications and their respective corresponding foreign patents and patent applications, as well as numerous trademarks, both in the United States and in foreign countries. that the transferred trademarks are the primary trademarks used in the sale of our products and services, except for the Lucent and Bell Laboratories names.

     We have commenced marketing our products under our new name, "Avaya." However, until December 31, 2000, we have the limited ability to use Lucent's corporate mark and logo on a royalty-free basis without other marks, and in conjunction with the name "Avaya" and trademarks in a transition mark or logo. With respect to the manufacture of certain products, this period will be nine months. Beginning January 1, 2001, for an additional six months in the United States and twelve months outside of the United States, we have the limited ability to refer to Lucent's corporate name without use of Lucent's logo on a royalty-free basis without other marks and in conjunction with our own trade name and trademarks. The rights granted to use the Lucent name and logo are applicable only to our products as of the distribution and not to any products developed by us after the distribution.

     Avaya's intellectual property policy will be to protect our products and processes by asserting our intellectual property rights where appropriate and prudent. We will also obtain patents, copyrights, and other intellectual property rights used in connection with our business when practicable and appropriate.

EMPLOYEES

     As of September 30, 2000, we employed approximately 31,000 full-time employees, including approximately 3,500 research and development employees, 3,500 account managers, 6,700 field service employees and 800 employees in professional service. Of these 31,000 employees, approximately 20,000 are management and non-union-represented employees and approximately 11,000 are U.S. union-represented employees covered by collective bargaining agreements. On May 31, 1998 Lucent entered into a collective bargaining agreement with the Communications Workers of America and the International Brotherhood of Electrical Workers. In connection with the distribution, we assumed the obligations under the agreement with respect to our union-represented employees. The agreement is effective until May 31, 2003 unless the parties reach a mutual agreement to amend its term. We believe that we generally have a good relationship with our employees and the unions that represent them. We are subject from time to time to unfair labor charges filed by the unions with the National Labor Relations Board. If we are unsuccessful in resolving these charges or the legal proceeding which Region 6 of the National Labor Relations Board has brought against Lucent results in an adverse decision, our operations may be disrupted, our initiative to outsource substantially all of our manufacturing may be delayed or prohibited or we may incur additional costs that may decrease our profitability. See "-- Legal Proceedings" for a description of the legal proceeding that has been brought against Lucent and may affect us.

     In October 2000, we entered into an agreement with the unions representing our U.S. Services employees to offer eligible employees the ability to retire from Lucent as of September 30, 2000 and continue working as on-call support service technicians at Avaya. The agreement was intended to give us the flexibility to match our workforce needs with our customers' cyclical service demands for the design, installation and maintenance of their communications systems.

BACKLOG

     Our backlog, which represents the aggregate of the sales price of orders received from customers, but not yet recognized as revenue, was approximately $495 million and $788 million on September 30, 2000 and September 30, 1999, respectively. The majority of these orders are fulfilled within two months. However, all orders are subject to possible rescheduling by customers. Although we believe that the orders included in the backlog are firm, some orders may be cancelled by the customer without penalty, and we may elect to permit cancellation of orders without penalty where management believes it is in our best interests to do so.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

     We are subject to a wide range of governmental requirements relating to employee safety and health and to the handling and emission into the environment of various substances used in our operations. We are subject to certain provisions of environmental laws, particularly in the United States, governing the cleanup of soil and groundwater contamination. Such provisions impose liability for the costs of investigating and remediating releases of hazardous materials at our currently or formerly owned or operated sites. In certain circumstances, this liability may also include the cost of cleaning up historical contamination, whether or not caused by us. We are currently conducting investigation and/or cleanup of known contamination at approximately five of our facilities either voluntarily or pursuant to government directives.

     It is often difficult to estimate the future impact of environmental matters, including potential liabilities. We have established financial reserves to cover environmental liabilities where they are probable and reasonably estimable. Reserves for estimated losses from environmental matters are, depending on the site, based primarily upon internal or third-party environmental studies and the extent of contamination and the type of required cleanup. Although we believe that our reserves are adequate to cover known environmental liabilities, there can be no assurance that the actual amount of environmental liabilities will not exceed the amount of reserves for such matters or will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

RELATIONSHIP BETWEEN LUCENT AND OUR COMPANY AFTER THE DISTRIBUTION

     In connection with the distribution, we entered into a Contribution and Distribution Agreement and a number of ancillary agreements with Lucent for the purpose of accomplishing the contribution to us of Lucent's enterprise networking business and the distribution. These agreements govern the relationship between Lucent and us subsequent to the distribution and provide for the allocation of employee benefit, tax and other liabilities and obligations attributable to periods prior to the distribution. The ancillary agreements include:

     - Interim Services and Systems Replication Agreement;

     - Commercial Agreements;

     - Employee Benefits Agreement;

     - Intellectual Property Agreements;

     - Development Project Agreement;

     - Tax Sharing Agreement; and

     - Real Estate Agreements.

     In addition, the current Federal Tax Allocation Agreement and the current State and Local Income Tax Allocation Agreement by and among Lucent and its subsidiaries governing the allocation of income taxes among Lucent and its subsidiaries continues to apply to us for taxable periods prior to and including the distribution. Of the agreements summarized below, the material agreements are incorporated by reference as exhibits to this Annual Report on Form 10-K and the summaries of such agreements are qualified in their entirety by reference to the full text of such agreements.

CONTRIBUTION AND DISTRIBUTION AGREEMENT

     The Contribution and Distribution Agreement sets forth the agreements between us and Lucent with respect to the principal corporate transactions required to effect the contribution and the distribution, and other agreements governing the relationship between Lucent and us.

  THE CONTRIBUTION AND THE DISTRIBUTION

     To effect the contribution, Lucent transferred or agreed to transfer, or to cause its subsidiaries to transfer, the assets of its enterprise networking businesses. In general, we assumed, or agreed to assume, and perform and fulfill all of the liabilities of the contributed businesses in accordance with their respective terms. Pursuant to the Contribution and Distribution Agreement, the distribution was effected as of 11:59 p.m. on September 30, 2000.

     We are in discussions with Lucent regarding certain matters associated with the contribution and distribution. The items in question relate primarily to the settlement of certain obligations with respect to the employees transferred to us by Lucent, receivables related to our businesses and other items related to the transfer of certain assets and liabilities by Lucent to us upon the distribution. While we do not believe that the resolution of these open items will have a material adverse effect on our results of operations, there can be no assurance that such resolution will not have a material adverse effect on our financial position or cash flows.

  RELEASES AND INDEMNIFICATION

     The Contribution and Distribution Agreement provides for a full and complete release and discharge of all liabilities existing or arising from all acts and events occurring or failing to occur or alleged to have occurred or to have failed to occur and all conditions existing or alleged to have existed on or before the date of the agreement, between or among us or any of our subsidiaries or affiliates, on the one hand, and Lucent or any of its subsidiaries or affiliates other than us, on the other hand, except as expressly set forth in the agreement. The liabilities released or discharged will include liabilities arising under any contractual agreements or arrangements existing or alleged to exist between or among any such members on or before the date of the agreement.

     We have agreed to indemnify, hold harmless and defend Lucent, each of its affiliates and each of their respective directors, officers and employees, from and against certain liabilities relating to, arising out of or resulting from the contribution and the distribution or any material breach by us of the agreement or any of the ancillary agreements. Lucent has agreed to indemnify, hold harmless and defend us, each of our affiliates and each of our respective directors, officers and employees from and against all liabilities related to Lucent's businesses other than the contributed businesses and any material breach by Lucent of the agreement or any of the ancillary agreements.

     Also, Lucent has indemnified us and our affiliates, subject to limited exceptions, against any claims of patent, copyright or trademark infringement or trade secret misappropriation with respect to any product, software or other material provided by or ordered from Lucent's retained businesses prior to the distribution.

  CONTINGENT LIABILITIES AND CONTINGENT GAINS

     The Contribution and Distribution Agreement provides for indemnification by us and Lucent with respect to contingent liabilities primarily relating to our respective businesses or otherwise assigned to each of us, subject to the sharing provisions described below. In the event the aggregate value of all amounts paid by us or Lucent, in each case, together with any affiliates in respect of any single contingent liability or any set or group of related contingent liabilities is in excess of $50 million, we and Lucent will share portions in excess of the threshold amount based on agreed upon percentages.

     The Contribution and Distribution Agreement also provides for the sharing of some contingent liabilities, which are defined as:

     - any contingent liabilities that are not primarily contingent liabilities of Lucent or contingent liabilities associated with the contributed businesses;

     - some specifically identified liabilities, including liabilities relating to terminated, divested or discontinued businesses or operations; and

     - shared contingent liabilities within the meaning of the separation and distribution agreement with AT&T Corp.

     Lucent will assume the defense of, and may seek to settle or compromise, any third party claim that is a shared contingent liability, and those costs and expenses will be included in the amount to be shared by us and Lucent.

     The Contribution and Distribution Agreement provides that we and Lucent will have the exclusive right to any benefit received with respect to any contingent gain that primarily relates to the business of, or that is expressly assigned to, us or Lucent, respectively.

     The Contribution and Distribution Agreement provides for the establishment of a contingent claims committee comprised of one representative designated from time to time by each of Lucent and us and sets forth procedures for the purpose of resolving disagreements among the parties as to contingent gains and contingent liabilities.

  RESTRICTIONS ON BUSINESS TRANSACTIONS

     Subject to Lucent's ability to terminate some of the rights, including important intellectual property rights granted to us and our affiliates under the ancillary agreements, the Contribution and Distribution Agreement provides that none of Lucent, us, or our respective subsidiaries or affiliates will have any duty to refrain from engaging in similar activities or lines of business, or from doing business with any potential or actual supplier or customer of any other person.

  CHANGE OF CONTROL; RESTRICTIONS ON STRATEGIC ALLIANCES

     In the event that, at any time prior to the third anniversary of the distribution, there is a change of control of us as defined in the Contribution and Distribution Agreement or, if prior to the second anniversary of the distribution, we or any of our affiliates enters into a strategic alliance with Nortel Networks Corporation or Cisco Systems, Inc. or any of their respective affiliates, then Lucent could terminate or cause us to reconvey some of the rights, including important intellectual property rights granted to us under the Intellectual Property Agreements.

  PROVISIONS RELATING TO THIRD-PARTY INTELLECTUAL PROPERTY LICENSE AGREEMENTS

     The Contribution and Distribution Agreement provides, generally, for the grant by Lucent to us of a sublicense under numerous third-party intellectual property license agreements. The Patent and Technology License agreement provides similar grants to us from Lucent's subsidiary, Lucent Technologies GRL Corporation, with respect to third party patent license agreements executed by that subsidiary.

INTERIM SERVICES AND SYSTEMS REPLICATION AGREEMENT

     We and Lucent have entered into an Interim Services and Systems Replication Agreement to provide each other, on an interim, transitional basis, with various data processing services, telecommunications services and corporate support services, including: accounting, financial management, information systems management, tax, payroll, legal, human resources administration, procurement and other general support. Furthermore, under the terms of this agreement Lucent will provide us with technical support for our converged voice and data products for an agreed upon period of time. The agreed upon charges for such services are generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, without profit.

     The Interim Services and Systems Replication Agreement also provides for the replication and transfer of designated computer systems used for administrative support or used in our businesses or Lucent's businesses. The systems include hardware, software, data storage or maintenance and support components. Costs and expenses of purchasing new hardware or obtaining new software licenses will be borne by the party purchasing the new hardware or licensing the new software.

COMMERCIAL AGREEMENTS

     We and Lucent entered into a Global Purchase and Service Agreement, a General Sales Agreement, a Microelectronics Product Purchase Agreement, two Reseller Agreements, a Master Subcontracting Agreement, a Master Services Agreement and an Original Equipment Manufacturing and Value Added Reseller Agreement. The pricing terms for the products and services covered by the Global Purchase and Service Agreement and all other ancillary commercial agreements reflect negotiated prices. Each of these agreements commenced October 1, 2000 and has a three year term, subject to extension.

     Under the Global Purchase and Service Agreement we will provide to Lucent communications and other related products for Lucent's internal operational use. These products include some of our enterprise voice communications products and our multi-service networking products. Under the agreement, we will also provide warranty and post-warranty maintenance support services for products that are already installed in Lucent offices as well as for new products installed thereafter. The General Sales Agreement and the Microelectronics Product Purchase Agreement govern transactions pursuant to which Lucent will provide goods and services that are part of the businesses not transferred to us.

     The Reseller Agreements govern transactions in which either we or Lucent furnish items to the other for resale. Each agreement covers specified products and licensed materials of both Lucent and ours, respectively. Either party may add to or delete products upon ninety days notice.

     The Master Subcontracting Agreement sets forth the terms by which we and Lucent may subcontract for services and related deliverables from each other to support our respective customers.

     The Master Services Agreement covers any order for services not addressed in any other commercial agreement between us and Lucent. Under this agreement either we or Lucent or our affiliates or Lucent's affiliates may place orders for services from the other party including maintenance service, professional services, changes in services, and extension of services.

     The Original Equipment Manufacturing and Value Added Reseller Agreement governs transactions pursuant to which we and Lucent will buy, on an ordered basis, products from each other for integration into finished products for sale or resale or for resale in combination with enhancements added by the other party.

EMPLOYEE BENEFITS AGREEMENT AND PLANS

  EMPLOYEE BENEFITS AGREEMENT

     We have entered into an Employee Benefits Agreement with Lucent, pursuant to which we created independent pension and other employee benefit plans that are substantially similar to Lucent's existing pension and other employee benefit plans. This agreement provides for the transfer of assets and liabilities of various existing Lucent pension and other employee benefit plans related to Lucent employees who transferred to us. Generally, Lucent has no liability or obligation to our current employees and their beneficiaries, and to our employees who left our employ after September 30, 2000 under any of Lucent's benefit plans, programs or practices. Our benefit plans assume and are responsible for liabilities and obligations to those employees under all these benefit plans, programs and practices which we may adopt. The employee benefits agreement does not preclude us from discontinuing or changing such plans at any time thereafter, subject to the exceptions noted below.

  BENEFIT PLANS

     We have established and administer defined benefit pension plans, defined contribution savings/401(k) plans and welfare benefits plans for our employees who, immediately prior to the distribution, participated in Lucent's benefit plans. Lucent will transfer or transfer from the trusts for its benefit plans, particular assets and liabilities related to such benefit plans to us or to trusts we establish for our benefit plans. Each of our eligible employees will, for all purposes under our benefit plans, be credited with the service and any accrued benefit or account balance credited to him or her under the terms of the corresponding Lucent plans as of the distribution.

  LUCENT STOCK OPTIONS AND RESTRICTED STOCK UNITS

     Pursuant to the Employee Benefits Agreement, unvested Lucent stock options and restricted stock units held by our employees were converted to our stock options and restricted stock units at the time of the distribution. As part of the conversion, we multiplied the number of shares purchaseable under each converted stock option by a ratio determined at the time of the distribution and divided the exercise price per share of each option by the same ratio. The number of shares covered by each restricted stock unit were multiplied by the same ratio. Fractional shares were rounded down to the nearest whole number of shares. All other terms of the converted stock options and restricted stock units remain the same as those in effect immediately prior to the distribution. Vested Lucent stock options as of the distribution remain options to acquire Lucent common stock, subject to adjustments based on the same ratio.

INTELLECTUAL PROPERTY AGREEMENTS

     We entered into a series of agreements with Lucent pursuant to which Lucent transferred to us the primary trademarks used in the sale of our products and services, except for Lucent's name and logo and the Bell Laboratories name; we and Lucent divided ownership of technology, patents, patent applications and foreign counterparts between us and Lucent; and we and Lucent granted cross-licenses to each other with respect to patents and technology. We have the use of the Lucent name and logo, but not the Bell Laboratories name, on a royalty-free basis, for a transitional period.

DEVELOPMENT PROJECT AGREEMENT

     We and Lucent entered into a Development Project Agreement governing Lucent's and our future commercial relationship under which Bell Laboratories will perform some research and development activities for us. Under this agreement, Bell Laboratories performs specific research and development projects on a contract basis for us.

TAX SHARING AGREEMENT

     We and Lucent entered into a Tax Sharing Agreement which governs Lucent's and our respective rights, responsibilities and obligations after the distribution with respect to taxes for the periods ending on or before the distribution. Generally, pre-distribution taxes that are clearly attributable to the business of one party will be borne solely by that party, and other pre-distribution taxes will be shared by the parties based on a formula set forth in the Tax Sharing Agreement. In addition, the Tax Sharing Agreement addresses the allocation of liability for taxes that are incurred as a result of restructuring activities undertaken to implement the distribution. If the distribution fails to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code because of an acquisition of our stock or assets, or some other actions of ours, then we will be solely liable for any resulting corporate taxes.

REAL ESTATE AGREEMENTS

     Lucent's real estate has been divided between Lucent and us. However, we and Lucent continue to share some current work locations for our respective work forces. As of September 30, 2000 the shared locations were approximately 100 of Lucent's 1,300 real estate locations. Approximately 15% of these shared locations will continue to be owned by either Lucent or us; the remaining 85% will continue to be leased commercially. Generally, ownership of Lucent's buildings and assignment of commercially leased buildings has been divided between Lucent and us based on which company is the primary user of the respective building.

OTHER AGREEMENTS

     We and Lucent have continued the existing State and Local Income Tax Allocation Agreement and the existing Federal Tax Allocation Agreement by and among Lucent and its subsidiaries. These tax agreements govern the allocation of state, local and federal income taxes for periods prior to and including the distribution date. In addition, after the distribution, we became a party to Lucent's two existing collective bargaining agreements. See "Employees" for a description of these collective bargaining agreements.

FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements based on current expectations, forecasts and assumptions that involve risks and uncertainties that could cause actual outcomes and results to differ materially. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward looking statements. We undertake no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

     The risks and uncertainties referred to above include, but are not limited to, price and product competition, rapid technological development, dependence on new product development, the mix of our products and services, customer demand for our products and services, the ability to successfully integrate acquired companies, control of costs and expenses, the ability to form and implement alliances, international growth, U.S. and foreign government regulation, general industry and market conditions and growth rates and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. For a more detailed discussion of the risks and uncertainties we face, please see our other filings with the SEC, including our Registration Statement on Form 10, which was declared effective by the SEC on September 15, 2000.

ITEM 2. PROPERTIES.

     As of September 30, 2000, we operated 11 manufacturing facilities, 68 warehouse locations and 3 repair sites in the United States and 21 other countries. We also have 601 offices located in 50 countries and 24 research and development facilities located in Australia, India, Israel, France, Singapore, the United Kingdom and the United States. Our principal manufacturing facilities are located in Australia, China, France, India, Ireland, Israel, the United Kingdom, the United States and Venezuela. We also have a 25.5% interest in one joint venture located in Gandhinagar, India which is predominantly used as a manufacturing site and is mostly on owned property. These facilities have an aggregate floor space of approximately 13 million square feet, of which approximately 4 million square feet is owned and approximately 9 million square feet is leased. Our lease terms range from monthly leases to 19 years. We believe that all of our facilities and equipment are in good condition and are well maintained and able to operate at present levels.

ITEM 3. LEGAL PROCEEDINGS.

     From time to time we are involved in legal proceedings arising in the ordinary course of business. Other than as described below, we believe there is no litigation pending that should have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

     Three separate purported class action lawsuits are pending against Lucent in state court in New York and West Virginia and in federal court in California. The case in New York was filed in January 1999, and after being dismissed, was re-filed in September 2000. The case in West Virginia was filed in April 1999 and the case in California was filed in June 1999. We may be named a party to these actions and have assumed the obligations of Lucent for these cases under the Contribution and Distribution Agreement. All three actions are based upon claims that Lucent sold products that were not Year 2000 compliant, meaning that the products were designed and developed without considering the possible impact of the change in the calendar from December 31, 1999 to January 1, 2000. The complaints allege that the sale of these products violated statutory consumer protection laws and constituted breaches of implied warranties. A class has not been certified in any of the three cases, and to the extent a class is certified in any of the cases, we expect that class to constitute those enterprises that purchased the products in question. The complaints seek, among other remedies, compensatory damages, punitive damages and counsel fees in amounts that have not yet been specified. Although we believe that the outcome of these actions will not adversely affect our financial position, results of operations or cash flows, if these cases are not resolved in a timely manner, they will require expenditure of significant legal costs related to their defense.

     From time to time we are subject to unfair labor charges filed by the unions representing our employees with the National Labor Relations Board, or NLRB. For example, Region 6 of the National Labor Relations

Board, which is located in Pittsburgh, Pennsylvania, has issued a complaint alleging that Lucent has refused to bargain over the outsourcing of certain of its manufacturing activities. In that proceeding, which will be held before an administrative law judge in Region 6 of the National Labor Relations Board, the General Counsel of the National Labor Relations Board will act as prosecutor and the charging party, IBEW System Council EM-3, which is the union representing the workers at the manufacturing facilities in question, will be an interested party entitled to participate in the proceeding. Because the complaint relates to some of the manufacturing facilities that were transferred to us as part of the distribution, we may be named a party to this action.

     The union alleges that Lucent did not provide relevant information relating to the outsourcing of bargaining unit work, specifically the outsourcing of circuit packs. The union also claims that Lucent bargained in bad faith during 1998 by withholding its intention to outsource the circuit pack production. Moreover, the union alleges that Lucent has failed to bargain in good faith over its decision to outsource certain of its manufacturing operations.

     The complaint seeks as remedies for the alleged unlawful conduct, which Lucent denies in its entirety, a possible return of the outsourced work to the bargaining unit and/or back pay for affected employees. The amount of back pay sought, if any, is not determinable at this time. The complaint also provides that the NLRB may potentially seek injunctive relief if Lucent pursues its current plans to outsource additional bargaining unit work. If we are unsuccessful in resolving these charges, as they relate to us, our operations may be disrupted, our initiative to outsource substantially all of our manufacturing may be delayed or prohibited, or we may incur additional costs that may decrease our profitability.

     In April 1998, a class action was filed against Lucent in state court in New Jersey, alleging that Lucent improperly administered a coupon program resulting from the settlement of a prior class action. The plaintiffs allege that Lucent improperly limited the redemption of the coupons from dealers by not allowing them to be combined with other volume discount offers, thus limiting the market for the coupons. We have assumed the obligations of Lucent for these cases under the Contribution and Distribution Agreement. The complaint alleges breach of contract, fraud and other claims and the plaintiffs seek compensatory and consequential damages, interest and attorneys' fees. The state court has recently certified a class in this action. We cannot assure you that this case will not have a material adverse effect on our financial position, results of operations or cash flows.

     In November 2000, three purported class actions were filed against Lucent in the Federal District Court for the District of New Jersey alleging violations of the federal securities laws as a result of the facts disclosed in Lucent's announcement on November 21, 2000 that it had identified a revenue recognition issue affecting its financial results for the fourth quarter of fiscal 2000. The actions purport to be filed on behalf of purchasers of Lucent common stock during the period from October 10, 2000 (the date Lucent originally reported its financial results) through November 21, 2000. We understand that Lucent has not yet been served with the complaints in these cases. Lucent has not yet answered the complaints and a class has not yet been certified in the actions.

     The above actions will most likely be consolidated with other purported class actions filed against Lucent on behalf of shareholders in January 2000. Those January 2000 actions have been consolidated and are pending in the Federal District Court for the District of New Jersey. The plaintiffs allege that they were injured by reason of certain alleged false and misleading statements made by Lucent in violation of the federal securities laws. The consolidated cases were initially filed on behalf of shareholders of Lucent who bought Lucent common stock between October 26, 1999 and January 6, 2000, but the consolidated complaint has recently been amended to include purported class members who purchased Lucent common stock up to November 21, 2000. A class has not yet been certified in the consolidated actions. The plaintiffs in all these shareholder class actions seek compensatory damages plus interest and attorneys' fees.

     Any liability incurred by Lucent in connection with these shareholder class action cases may be deemed a shared contingent liability under the Contribution and Distribution Agreement and as a result, we would be responsible for 10% of any such liability in excess of $50 million. All of these cases are in the early stages of litigation and an outcome cannot be predicted, and as a result, we cannot assure you that these cases will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     On September 13, 2000, Lucent, as sole shareowner of Avaya, approved the following matters:

     - the Restated Certificate of Incorporation and Amended and Restated Bylaws of Avaya;

     - effective upon the distribution, the resignations of Pamela F. Craven, Jean F. Rankin and Richard J. Rawson as directors of Avaya;

     - effective upon the distribution, the election of Franklin A. Thomas, Jeffrey A. Harris, Henry B. Schacht, Daniel C. Stanzione and Donald K. Peterson as directors of Avaya; and

     - certain stock plans of Avaya.

     Except as provided above, during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K, no matter was submitted to a vote of security-holders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The New York Stock Exchange is the principal market for shares of Avaya's common stock. The high and low sales prices per share for shares of our common stock during the period beginning September 18, 2000 (the date trading in our common stock commenced) and ending September 30, 2000 was $26.00 and $18.8125, respectively. Our common stock was traded on a "when issued" basis during this period and began "regular way" trading on October 2, 2000.

     As of November 30, 2000, there were approximately 1,406,847 holders of record of our common stock.

     We have paid no dividends to date on shares of our common stock. We have established a policy to pay a dividend on shares of our common stock. The amount and timing of the dividend payment will be determined by our board of directors at a future date.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth our selected financial information derived from our unaudited consolidated financial statements as of and for the nine months ended September 30, 1996, and our audited consolidated financial statements as of and for the fiscal years ended September 30, 1997, 1998, 1999 and 2000. In our opinion, all adjustments, which consist only of normal and recurring accruals, considered necessary for a fair presentation have been included in our unaudited consolidated financial statements. The selected financial information may not be indicative of our future performance as an independent company and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

     In reviewing the selected financial information, please note the following:

     - In fiscal 1996, we changed our fiscal year end from December 31 to September 30.

     - The selected statement of operations information reflects the purchase of Octel Communications Corporation in September 1997.

     - The purchased in-process research and development is attributable to the acquisitions of Lannet Ltd., SDX Business Systems PLC, Prominet Corporation, Octel Communications Corporation and Agile Networks, Inc. in 1998 and 1997.

     - Effective October 1, 1998, we changed our method for calculating the market-related value of plan assets used in determining the expected return-on-asset component of annual net pension and postretirement benefit costs.

     - On October 1, 1999, we adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

     - Total debt represents the amount of financing we assumed as a stand-alone company after the distribution and debt attributable to our foreign entities.

     - On October 2, 2000, we sold to Warburg, Pincus Equity Partners, L.P. and related investment funds 4,000,000 shares of our Series B convertible participating preferred stock and warrants to purchase our common stock for an aggregate purchase price of $400 million. The Series B convertible participating preferred stock will be recorded in the mezzanine section of the consolidated balance sheet because the investors may require us, upon the occurrence of any change-of-control in us during the first five years after the investment, to redeem the convertible participating preferred stock.

                                                                                         NINE MONTHS
                                                        YEAR ENDED SEPTEMBER 30,            ENDED
                                                    ---------------------------------   SEPTEMBER 30,
                                                     2000     1999     1998     1997        1996
                                                    ------   ------   ------   ------   -------------
                                                          (DOLLARS IN MILLIONS)
STATEMENT OF OPERATIONS INFORMATION:
Revenue...........................................  $7,680   $8,268   $7,754   $6,413      $4,544
Business restructuring and related charges........     684       --       --       --          --
Purchased in-process research and development.....      --       --      306      472          --
Income (loss) before cumulative effect of
  accounting change...............................    (375)     186       43     (148)        176
Cumulative effect of accounting change............      --       96       --       --          --
Net income (loss).................................    (375)     282       43     (148)        176
Earnings (loss) per common share -- basic:
  Income (loss) before cumulative effect of
     accounting change............................  $(1.39)  $ 0.72   $ 0.17   $(0.60)     $ 0.77
  Cumulative effect of accounting change..........      --     0.37       --       --          --
                                                    ------   ------   ------   ------      ------
  Net income (loss) attributable to common
     shareowners..................................  $(1.39)  $ 1.09   $ 0.17   $(0.60)     $ 0.77
                                                    ======   ======   ======   ======      ======
Earnings (loss) per common share -- diluted:
  Income (loss) before cumulative effect of
     accounting change............................  $(1.39)  $ 0.68   $ 0.17   $(0.60)     $ 0.75
  Cumulative effect of accounting change..........      --     0.35       --       --          --
                                                    ------   ------   ------   ------      ------
  Net income (loss) attributable to common
     shareowners..................................  $(1.39)  $ 1.03   $ 0.17   $(0.60)     $ 0.75
                                                    ======   ======   ======   ======      ======

                                                             AS OF SEPTEMBER 30,
                                                ----------------------------------------------
                                                 2000      1999      1998      1997      1996
                                                ------    ------    ------    ------    ------
                                                            (DOLLARS IN MILLIONS)
BALANCE SHEET INFORMATION:
Total assets..................................  $5,037    $4,239    $4,177    $3,340    $2,391
Total debt....................................     793        10        14        25         7

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following section should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements made that are not historical facts are forward-looking and, accordingly, involve estimates, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. See "Business -- Forward Looking Statements."

OVERVIEW

     We are a leading provider of communications systems and software for enterprises, including businesses, government agencies and other organizations. We offer voice, converged voice and data, customer relationship management, messaging, multi-service networking and structured cabling products and services. Multi-service networking products are those products that support network infrastructures which carry voice, video and data traffic over any of the protocols, or set of procedures, supported by the Internet on local area and wide area data networks. A structured cabling system is a flexible cabling system designed to connect phones, workstations, personal computers, local area networks and other communications devices through a building or across one or more campuses. We are a worldwide leader in sales of messaging and structured cabling systems and a United States leader in sales of enterprise voice communications and call center systems. We are not a leader in multi-service networking products or in converged voice and data products. We have entered these product areas relatively recently, and our multi-service networking product portfolio is less complete than the portfolios of some of our competitors. We are implementing a strategy focused on these products.

     We report our operations in three segments: Communications Solutions, Services and Connectivity Solutions. The Communications Solutions segment represents our core businesses, comprised of our enterprise voice communications systems and software, communications applications, professional services for customer and enterprise relationship management, multi-service networking products and product installation services. The purchase prices of our products typically include installation. The Services segment represents our maintenance and value-added services. The Connectivity Solutions segment represents our structured cabling systems and our electronic cabinets. The results of our corporate operations are recorded in corporate and other.

     The following table sets forth the allocation of our revenue among our operating segments, expressed as a percentage of total external revenue, excluding corporate and other revenue:

                                                                    YEAR ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
                                                                   (PERCENTAGES)
OPERATING SEGMENT:
Communications Solutions....................................   56.3%    61.6%    59.2%
Services....................................................   25.5     23.0     22.6
Connectivity Solutions......................................   18.2     15.4     18.2
                                                              -----    -----    -----
          Total.............................................  100.0%   100.0%   100.0%
                                                              =====    =====    =====

  SEPARATION FROM LUCENT

     We were incorporated under the laws of the State of Delaware on February 16, 2000, as a wholly owned subsidiary of Lucent Technologies Inc. We had no material assets or activities until the contribution to us by Lucent of its enterprise networking businesses, which occurred immediately prior to the distribution. Lucent conducted such businesses through various divisions and subsidiaries. Following the distribution, we became an independent public company, and Lucent no longer has a continuing stock ownership interest in us. Prior to the distribution, we entered into several agreements with Lucent in connection with, among other things, intellectual property, interim services and a number of ongoing commercial relationships, including product supply arrangements. The interim services agreement sets forth charges generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, but without any profit. With limited exceptions, these interim services are not expected to extend beyond March 31, 2001. The pricing terms for goods and services covered by the commercial agreements reflect negotiated prices.

     We are in discussions with Lucent regarding certain matters associated with the contribution and distribution. The items in question relate primarily to the settlement of certain obligations with respect to the employees transferred to us by Lucent, receivables related to our businesses and other items related to the transfer of certain assets and liabilities by Lucent to us upon the distribution. While we do not believe that the resolution of these open items will have a material adverse effect on our results of operations, there can be no assurance that such resolution will not have a material adverse effect on our financial position or cash flows.

     Our consolidated financial statements, which are discussed below, reflect the historical financial position, results of operations and cash flows of the businesses transferred to us from Lucent as part of the distribution. Our consolidated financial statements and the financial information included herein, however, may not necessarily reflect our financial position, results of operations and cash flows in the future or what our financial position, results of operations and cash flows would have been had we been a stand-alone company during the periods presented.

     Cash, cash equivalents, debt and interest expense. During the periods covered by our consolidated financial statements, Lucent used a centralized approach to cash management and the financing of its operations. Prior to the distribution, our cash deposits were transferred to Lucent on a regular basis. As a result, none of Lucent's cash, cash equivalents or debt at the corporate level were reflected in our consolidated financial statements. We have assumed for purposes of calculating interest expense that we would have had average debt balances of $962 million, $1,320 million and $1,439 million, for fiscal 2000, 1999 and 1998, respectively. The amount of debt incurred for purposes of calculating interest expense reflects our estimates for the amount of debt we would have needed during these periods to fund our operations, including those required to fund our capital expenditures and acquisitions. For purposes of our consolidated financial statements, we have assumed average interest rates of 7.9%, 6.8% and 6.5% per annum, for fiscal 2000, 1999 and 1998, respectively. The interest rates used are estimates of what we believe we would have obtained with a "BBB" rating, the current rating of our long term debt by Standard & Poor's. Although we believe our estimates are reasonable, these amounts of debt and interest rates are not necessarily indicative of the amount of debt and related interest rates we actually would have had if we were a stand-alone company during all periods presented.

     Corporate overhead and basic research. The consolidated financial statements include allocations of the assets, liabilities and expenses of Lucent's corporate headquarters relating to our businesses. General corporate overhead has been either allocated based on the ratio of our costs and expenses to Lucent's costs and expenses or based on our revenue as a percentage of Lucent's total revenue, as appropriate. General corporate overhead primarily includes cash management, legal, accounting, tax, insurance, public relations, advertising and data services and amounted to $398 million, $449 million and $425 million for fiscal 2000, 1999 and 1998, respectively. We believe the costs of these services charged to us are a reasonable representation of the costs that would have been incurred if we had performed these functions as a stand-alone company. We are currently performing these functions using our own resources or purchased services.

     Our consolidated financial statements also include an allocation from Lucent to fund a portion of the costs of basic research conducted by Lucent's Bell Laboratories. This allocation was based on our revenue as a percentage of Lucent's total revenue. This allocation amounted to $75 million, $78 million and $66 million for fiscal 2000, 1999 and 1998, respectively. We believe the costs of this research charge to us are a reasonable representation of the costs that would have been incurred if we had performed these functions as a stand-alone company. We currently satisfy our corporate overhead and basic research requirements using our own resources or through purchased services.

     We intend to invest an amount equal to approximately 9% of our total revenue in fiscal 2001 in research and development. These investments represent a significant increase over our investments in research and development over the previous three fiscal years, which was approximately 6% of total revenue for each of those years. As a part of Lucent, we were allocated a portion of Lucent's basic research, which did not necessarily directly benefit our business. In the future, our investments in research and development will have a greater focus on our products.

     Benefit obligations. At the distribution, we assumed responsibility for pension and postretirement benefits for our active employees. Obligations related to retired and terminated vested employees as of September 30, 2000 remained the responsibility of Lucent. Following the distribution, our employees became participants in the Avaya pension plans and, upon retirement, eligible retirees will be participants in Avaya's postretirement benefit plans. Our share of the Lucent plans' assets and liabilities was not included in our consolidated financial statements until the distribution since Lucent had not yet separated our portion of the employee benefit plans. For purposes of the financial statements, the pension and postretirement costs were based on estimated plan assets being equal to a proportional share of plan obligations incurred by Lucent for employees who performed services for us.

     Income taxes. Income taxes were calculated as if we filed separate tax returns. However, Lucent was managing its tax position for the benefit of its entire portfolio of businesses, and its tax strategies are not necessarily reflective of the tax strategies that we would have followed or will follow as a stand-alone company.

  BUSINESS RESTRUCTURING AND RELATED CHARGES

     In September 2000, we adopted a restructuring plan to improve profitability and business performance as a stand-alone company and recorded a pretax charge of $684 million as business restructuring and related charges in our consolidated statement of operations. The components of the charge include $520 million of business restructuring costs, $75 million of asset impairment charges, and $89 million of incremental period expenses associated with our separation from Lucent.

     We also recorded $73 million in selling, general and administrative expense for start-up activities related to establishing independent operations including fees for investment banking and other professional advisors, and marketing costs associated with establishing our brand. The charges recorded in connection with our restructuring and start-up activities totaled $757 million in fiscal 2000, almost all of which will result in a usage of cash. During fiscal 2001, we expect to incur additional period costs of approximately $200 million as a result of our separation from Lucent and establishment as an independent company. We expect to fund our restructuring and start-up activities through a combination of debt and internally generated funds.

     Components of the accrued business restructuring costs and amounts recorded against the reserve as of September 30, 2000, were as follows:

                                    COSTS ACCRUED       EXPENDITURES MADE     RESERVE BALANCE AS OF
                                  DURING FISCAL 2000    DURING FISCAL 2000     SEPTEMBER 30, 2000
                                  ------------------    ------------------    ---------------------
                                                        (DOLLARS IN MILLIONS)
Employee separation costs.......         $365                  $(20)                  $345
Lease obligations...............          127                    --                    127
Other related exit costs........           28                    (1)                    27
                                         ----                  ----                   ----
          Total.................         $520                  $(21)                  $499
                                         ====                  ====                   ====

     Accrued business restructuring costs for employee separations of $365 million related to approximately 4,900 occupational and management employees, of which 1,470 employees worldwide have departed as of September 30, 2000, predominately located in the United States. These costs include severance, medical and other benefits. The employee separations are primarily attributed to redesigning our services organization by reducing field technicians to a level needed for non-peak work loads, consolidating and closing certain U.S. and European manufacturing facilities and realigning the sales effort towards a direct focus on strategic accounts and an indirect focus on smaller accounts.

     Accrued costs for lease obligations of $127 million are comprised of $100 million to terminate real estate leases related to approximately two million square feet of excess manufacturing, distribution and administrative space and $27 million to cancel equipment leases related to our information systems infrastructure. Real estate lease termination costs are being incurred primarily in the United States, Europe and Asia, and have been reduced for sublease income that management believes is probable. Other related exit costs of $28 million primarily consist of decommissioning legacy computer systems in connection with our separation from Lucent and terminating other contractual obligations.

     In connection with our restructuring initiatives, asset impairment charges of $75 million were recorded. These charges were primarily comprised of $50 million related to an outsourcing contract with a major customer. During the fourth quarter of fiscal 2000, we terminated our obligations under a leasing arrangement and purchased the underlying equipment. The equipment is being used to support a contract where we provide equipment outsourcing and related services. Based on the terms of this contract, the estimated undiscounted cash flows from the equipment's use and eventual disposition was determined to be less than the equipment's carrying value, and resulted in the impairment charge of $50 million to write such equipment down to its fair value.

     Also during the fourth quarter of fiscal 2000, we recorded incremental period costs of $89 million associated with our separation from Lucent related primarily to computer system transition costs such as data conversion activities, asset transfers, and training.

     In addition to the actions already taken as part of the restructuring, we are pursuing a contract manufacturing initiative, which is not included in the charges above. If we are successful in this initiative, we may incur additional charges in the future. We intend that our contract manufacturing initiative will involve the outsourcing of substantially all of our manufacturing other than the manufacturing of our structured cabling systems. We believe that outsourcing our manufacturing will allow us to improve our cash flow over the next few years through a reduction of inventory and reduced capital expenditures. We cannot assure you that we will be able to implement this manufacturing initiative or that, if implemented, we will achieve these anticipated benefits. Our manufacturing initiative may be delayed or prohibited by a legal proceeding described in "Legal Proceedings" brought by a governmental agency, which may disrupt our operations or result in unanticipated costs.

  ACQUISITIONS

     As part of our continued efforts to broaden our portfolio of product offerings, we completed the following key acquisitions during fiscal 1999 and 1998. There were no material acquisitions in fiscal 2000.

July 1999       Merger with Mosaix, Inc., a provider of software that
                manages an enterprise's various office functions. Lucent
                issued 2.6 million shares of Lucent common stock, with a
                value of $145 million, for all of the outstanding stock of
                Mosaix. The transaction was accounted for as a pooling of
                interests.
August 1998     Acquisition of Lannet Ltd., an Israeli-based producer of
                multi-service networking products. The purchase price was
                $115 million in cash.
July 1998       Acquisition of SDX Business Systems PLC, a United
                Kingdom-based provider of multi-service networking products.
                The purchase price was $207 million in cash.
January 1998    Acquisition of Prominet Corporation, a producer of
                multi-service networking products. The purchase price was
                $199 million of Lucent common stock. In addition, under the terms of the acquisition agreement, Lucent had a contingent obligation to pay former Prominet shareowners $35 million in
                Lucent stock. The $35 million of Lucent stock was paid in
                July 1998 and was recorded primarily as goodwill.

  REVENUE

     We derive revenue primarily from the sales of communication systems and software. We sell our products both directly through our worldwide sales force and indirectly through our global network of approximately 4,300 distributors, dealers, value-added resellers, system integrators and contractors. The purchase price of our systems and software typically includes installation and a one-year warranty. We also derive revenue from:

     - maintenance services, including services provided under maintenance contracts and on a time and material basis;

     - professional services for customer and enterprise relationship management; and

     - value-added services for outsourcing messaging and other parts of communication systems.

     Maintenance contracts typically have terms that range from one to five years. Contracts for professional services typically have terms that range from two to four weeks for standard solutions and from six months to one year for customized solutions. Contracts for value-added services typically have terms that range from one to seven years. Revenue from sales of communications systems and software is recognized when contractual obligations have been satisfied, title and risk of loss has been transferred to the customer and collection of the resulting receivable is reasonably assured. Revenue from the direct sales of products with installation services is recognized at the time the products are installed, after satisfaction of all the terms and conditions of the underlying customer contract. Our indirect sales to distribution partners are recognized at the time of shipment if all contractual obligations have been satisfied. We accrue a provision for estimated sales returns and other allowances as a reduction of revenue at the time of revenue recognition, as required. For our value-added services, professional services and services performed under maintenance contracts, we recognize revenue ratably over the term of the underlying customer contract or at the end of the contract, when obligations have been satisfied. For services performed on a time and materials basis, revenue is recognized upon performance.

  COSTS AND OPERATING EXPENSES

     Our costs of products consist primarily of materials and components, labor and manufacturing overhead. Our costs of services consist primarily of labor, parts and service overhead. Our selling, general and administrative expenses and research and development expenses consist primarily of salaries, commissions, benefits and other miscellaneous items. Please see "-- Purchased In-Process Research and Development" for a discussion of this line item.

     Total operating expenses in the fiscal years ended September 30, 1999, and September 30, 1998, were reduced due to the reversal of $33 million and $23 million, respectively, of business restructuring reserves recorded in December 1995 primarily related to favorable experiences in employee separations for those years.

  OPERATING TRENDS

     We have been increasing, and intend to continue to increase, the percentage of our sales made through our distribution partners. To further this strategy, in March 2000, we sold our primary distribution function for our voice communications systems for small and mid-sized enterprises to Expanets, Inc. As the percentage of our sales through distribution partners increases, if sales volume remained the same, our revenue would decline.

RESULTS OF OPERATIONS

     The following table sets forth line items from our consolidated statements of operations as a percentage of revenue for the periods indicated:

                                                               YEAR ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
Revenue.....................................................  100.0%    100.0%    100.0%
Costs.......................................................   56.6      55.2      53.0
                                                              -----     -----     -----
  Gross margin..............................................   43.4      44.8      47.0
                                                              -----     -----     -----
Operating expenses
  Selling, general and administrative.......................   34.2      33.8      33.6
  Business restructuring and related charges................    8.9        --        --
  Research and development..................................    6.1       6.5       5.5
  Purchased in-process research and development.............     --        --       3.9
                                                              -----     -----     -----
Total operating expenses....................................   49.2      40.3      43.0
                                                              -----     -----     -----
  Operating income (loss)...................................   (5.8)      4.5       4.0
Other income, net...........................................    0.9       0.3       0.3
Interest expense............................................   (1.0)     (1.1)     (1.2)
  Provision (benefit) for income taxes......................   (1.0)      1.5       2.5
Cumulative effect of accounting change......................     --       1.2        --
                                                              -----     -----     -----
Net income (loss)...........................................   (4.9)%     3.4%      0.6%
                                                              =====     =====     =====

     Included in operating income for the fiscal year ended September 30, 1999, is $97 million received on the sale in 1999 of equipment, which was previously rented to customers, net of the equipment's book value of approximately $2 million. This equipment consisted predominately of discontinued product lines. This transaction represented 1.2% of fiscal 1999 revenue.

  FISCAL YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1999

     The following table shows the change in external revenue, both in dollars and in percentage terms:

                                                         YEAR ENDED
                                                       SEPTEMBER 30,             CHANGE
                                                   ----------------------    --------------
                                                     2000         1999         $        %
                                                   ---------    ---------    -----    -----
                                                   (DOLLARS IN MILLIONS)
OPERATING SEGMENT:
Communications Solutions.........................   $4,323       $5,088      $(765)   (15.0)%
Services.........................................    1,958        1,900         58      3.1
Connectivity Solutions...........................    1,397        1,274        123      9.7
Corporate and other..............................        2            6         (4)   (66.7)
                                                    ------       ------      -----
          Total..................................   $7,680       $8,268      $(588)    (7.1)%
                                                    ======       ======      =====

     Revenue. Revenue decreased 7.1% or $588 million, from $8,268 million for fiscal 1999, to $7,680 million for fiscal 2000, due to a decrease in the Communications Solutions segment, partially offset by increases in the Connectivity Solutions and Services segments. The decrease in the Communications Solutions segment was partially attributable to a sales reduction of $188 million of our Merlin Magix and Partner and $127 million of our DEFINITY product lines due largely to the shift from a direct retail market to an indirect distribution channel resulting from our sale of this distribution function. The sales reduction of our enterprise voice communications systems was also attributed to attrition within our skilled sales force, which particularly affected our most advanced DEFINITY product offering. In addition, sales of our messaging products decreased by $204 million as customers purchased a higher than usual number of systems in 1999 to upgrade their systems in anticipation of year 2000 concerns. In addition, the Communications Solutions segment experienced a $218 million decrease in installation revenue as a result of the reduction in product sales. These decreases were partially offset by increases in professional services as well as in sales of our eBusiness Communications Solutions. The Connectivity Solutions segment increase was driven by growth in ExchangeMax structured cabling systems and electronic cabinets sales of $215 million, largely offset by a decrease in SYSTIMAX structured cabling systems. The increase in the Services segment was the result of strong growth in maintenance services internationally and in existing value-added service accounts.

     Revenue within the United States decreased 9.4% or $628 million, from $6,683 million for fiscal 1999, to $6,055 million for fiscal 2000. Revenue outside the United States increased 2.5% or $40 million, from $1,585 million for fiscal 1999, to $1,625 million for the same period in fiscal 2000. Revenue outside the United States in 2000 represented 21.2% of revenue compared with 19.2% in 1999. We continued to expand our business outside of the United States, with growth led by the Asia/Pacific region.

     Costs and gross margin. Total costs decreased 4.8% or $219 million, from $4,564 million for fiscal 1999, to $4,345 million for fiscal 2000 primarily due to the decrease in product sales. Gross margin percentage decreased 1.4% from 44.8% in fiscal 1999 as compared with 43.4% in fiscal 2000. The decrease in gross margin percentage for the year was primarily due to aggressive pricing and promotional actions.

     Selling, general and administrative. Selling, general and administrative expenses decreased 6.0% or $169 million, from $2,795 million for fiscal 1999, to $2,626 million for fiscal 2000. The decrease is primarily due to reduced bonus compensation expenses resulting from lower than anticipated financial performance and lower staffing levels resulting from the realignment and integration of our sales force and our information systems group. The headcount reductions for our information systems group were associated with the ongoing implementation of a new computer software platform. The majority of these reductions were associated with the shutdown and elimination of support for obsolete and redundant computer systems. The reduction in selling, general and administrative expenses was partially offset by $73 million in charges for start-up activities related to establishing independent operations including fees for investment banking and other professional advisors, and marketing costs associated with establishing our brand.

     Business restructuring and related charges. Business restructuring and related charges of $684 million for fiscal 2000 represent costs associated with our restructuring plan to improve profitability and business performance as a stand-alone company. The components of the charge include $520 million of business restructuring costs principally for employee separations and lease obligations, $75 million of asset impairment charges, and $89 million of incremental period costs associated with our separation from Lucent.

     Research and development. Research and development expenses decreased 13.3% or $72 million, from $540 million for fiscal 1999, to $468 million for fiscal 2000. Increases in funding for call center and converged voice and data products as well as spending associated with the acquisition of Mosaix, were more than offset by reduced spending on more mature product lines such as Partner, Merlin Magix and Wireless. In addition, spending decreased due to synergies realized in consolidation of the data product line research and development operations of Prominet and Lannet.

     Other income, net. Other income, net increased 153.6% or $43 million, from $28 million for fiscal 1999, to $71 million for fiscal 2000. This increase was primarily due to a gain of $45 million realized in March 2000 on the sale of our U.S. sales division serving small and mid-sized enterprises, which was calculated based on the net cash proceeds received related to this sale.

     Provision for income taxes. The effective tax rate (benefit) for fiscal 2000 and 1999 were (16.3%) and 39.4%, respectively. The tax benefit in fiscal 2000 is primarily due to our net loss that resulted from the business restructuring and related charges, offset by non-deductible charges associated with our reorganization, and taxes on foreign earnings in connection with our separation from Lucent.

  FISCAL YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1998

     The following table shows the change in external revenue, both in dollars and in percentage terms:

                                                         YEAR ENDED
                                                       SEPTEMBER 30,             CHANGE
                                                   ----------------------    --------------
                                                     1999         1998         $        %
                                                   ---------    ---------    -----    -----
                                                   (DOLLARS IN MILLIONS)
OPERATING SEGMENT:
Communications Solutions.........................   $5,088       $4,583      $ 505     11.0%
Services.........................................    1,900        1,750        150      8.6
Connectivity Solutions...........................    1,274        1,408       (134)    (9.5)
Corporate and other..............................        6           13         (7)   (53.8)
                                                    ------       ------      -----
          Total..................................   $8,268       $7,754      $ 514      6.6%
                                                    ======       ======      =====

     Revenue. Revenue increased 6.6% or $514 million, from $7,754 million in fiscal 1998 to $8,268 million in fiscal 1999 due to increases in both the Communications Solutions segment and the Services segment. These increases were partially offset by a decrease in the Connectivity Solutions segment. The increase in the Communications Solutions segment was led by approximately $130 million of higher sales of DEFINITY products, increases of approximately $300 million of applications associated with our customer relationship management products and services, multi-service networking products and unified messaging systems, which accommodate voice, facsimile and electronic mail messages, as well as from the sale of equipment which was previously rented to customers. The Services segment increase was the result of increases of approximately $80 million and $70 million in sales of maintenance and value-added services, respectively. The decrease in the Connectivity Solutions segment was the result of $48 million, $52 million and $34 million in decreases in sales of SYSTIMAX, ExchangeMax structured cabling systems and electronic cabinets, respectively.

     Revenue within the United States increased 4.8% or $307 million, from $6,376 million in fiscal 1998 to $6,683 million in fiscal 1999. Revenue outside the United States increased 15.0% or $207 million, from $1,378 million in fiscal 1998 to $1,585 million in fiscal 1999. Revenue outside the United States in fiscal 1999 represented 19.2% of total revenue compared with 17.8% in fiscal 1998. We continued to expand our business outside of the United States, with growth led by the Europe/Middle East/Africa region in fiscal 1999.

     Costs and gross margin. Total costs increased 11.1% or $457 million, from $4,107 million in fiscal 1998 to $4,564 million in fiscal 1999 primarily due to the increase in sales. Gross margin percentage decreased 2.2 percentage points from 47.0% to 44.8% in fiscal 1999 compared with fiscal 1998. The decrease in gross margin percentage for the year was primarily due to price reductions, partially offset by a more favorable product mix.

     Selling, general and administrative. Selling, general and administrative expenses increased 7.1% or $186 million, from $2,609 million in fiscal 1998 to $2,795 million in fiscal 1999. The increase is attributable to approximately $80 million related to the full year impact associated with the 1998 acquisitions of Lannet and SDX, and approximately $40 million of costs associated with the implementation of a new computer software platform.

     Research and development. Research and development expenses increased 27.7% or $117 million, from $423 million in fiscal 1998 to $540 million in fiscal 1999. This was due to increases of approximately $60 million resulting from the acquisitions of Lannet and SDX, as well as approximately $60 million of increases in our voice and data communications over the internet products and connectivity product lines.

     Purchased in-process research and development. There was no charge in fiscal 1999 for in-process research and development. In fiscal 1998, the charges of $306 million were associated with the acquisitions of Lannet, Prominet and SDX.

     Other income, net. Other income, net increased 12.0% or $3 million, from $25 million in fiscal 1998 to $28 million in fiscal 1999. This increase was primarily due to gains recorded on the sale of an Octel product line, Computer Telephony Products.

     Provision for income taxes. The effective tax rates were 39.4% and 82.1% for the fiscal years 1999 and 1998, respectively. Excluding the impact of the purchased in-process research and development expenses associated with the Prominet, SDX and Lannet acquisitions in 1998, the effective tax rate for the year ended September 30, 1998 was 36.2%. The increase in the effective tax rate is primarily due to the tax impact of non-deductible goodwill and increased activity outside the United States.

  HISTORICAL QUARTERLY PERFORMANCE

     The following table sets forth our historical quarterly revenue, gross margin and net income (loss) from the first quarter of fiscal 1998 through the fourth quarter of fiscal 2000:

                                                            FISCAL YEAR QUARTERS
                                                      ---------------------------------
                                                      FIRST    SECOND   THIRD    FOURTH
                                                      ------   ------   ------   ------
                                                            (DOLLARS IN MILLIONS)
FISCAL YEAR ENDING SEPTEMBER 30, 2000
Revenue.............................................  $1,845   $1,934   $1,885   $2,016
Gross margin........................................     868      822      822      823
Net income (loss)...................................      69       66       33     (543)(1)
FISCAL YEAR ENDING SEPTEMBER 30, 1999
Revenue.............................................  $1,894   $1,938   $2,038   $2,398(2)
Gross margin........................................     840      841      939    1,084
Income (loss) before cumulative effect of accounting
  change............................................       4      (34)      87      129
Cumulative effect of accounting change(3)...........      96       --       --       --
Net income (loss)...................................     100      (34)      87      129
FISCAL YEAR ENDING SEPTEMBER 30, 1998
Revenue.............................................  $1,865   $1,690   $1,918   $2,281
Gross margin........................................     919      776      850    1,102
Net income (loss)...................................     105      (97)      59      (24)

---------------

(1) In September 2000, we recorded a pre-tax charge of $684 million for business restructuring and related charges.

(2) In fiscal 1999, we sold equipment, which was previously rented to customers for $97 million. The equipment had a net book value of approximately $2 million and consisted predominantly of discontinued product lines.

(3) Effective October 1, 1998, we changed our method for calculating the market-related value of plan assets used in determining the expected return-on-asset component of annual net pension and postretirement benefit costs.

     Our quarterly financial results can vary from quarter to quarter based on various factors including the compensation system for our sales force, which focuses on achieving full year results and because many of our customers' buying behaviors can fluctuate quarter to quarter. For example, our product revenue in the first quarter of fiscal 1999 and in the fourth quarter of fiscal 1999 was $1,448 million and $1,895 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Avaya's cash and cash equivalents increased to $271 million at September 30, 2000, from $194 million at September 30, 1999. The increase primarily resulted from $485 million of net cash provided by operating activities, offset in part by $428 million of net cash used in investing activities.

     In fiscal 2000, net cash provided by operating activities of $485 million resulted primarily from the net effect of (i) a net loss of $375 million, (ii) adjustments to net loss for non-cash charges of $736 million, and (iii) cash generated by changes in operating assets and liabilities of $124 million. Our net cash provided by operating activities increased from $431 million in fiscal 1999 to $485 million in fiscal 2000 primarily as a result of a reduction in working capital. The reduction in working capital resulted from a decrease in inventory and an increase in accounts payable due to business restructuring and start-up activities related to establishing our independent operations. These changes were partially offset by a decrease in payroll and benefit liabilities. In fiscal 2000 and 1999, days sales outstanding in accounts receivable were 74 and 69, respectively, and days sales of inventory on-hand were 65 and 75, respectively.

     Our net cash provided by operating activities increased from $129 million in fiscal 1998 to $431 million in fiscal 1999 as a result of a significant reduction in working capital driven by improvement in accounts receivable management and an increase in net income. Domestic customer support functions, which include cash collection, were centralized into four regional customer care centers in the second half of fiscal 1999, which resulted in accelerated cash collections.

     Our net cash used in investing activities was $428 million in fiscal 2000 compared with $86 million and $459 million for fiscal 1999 and 1998, respectively. Capital expenditures, which account for the largest component of investing activities in fiscal 2000, 1999, and 1998, with the exception of acquisitions of businesses in 1998, generally relate to expenditures for equipment and facilities used in manufacturing and research and development. Capital expenditures increased to $499 million in fiscal 2000 from $202 million in fiscal 1999 due mainly to Avaya establishing itself as a stand-alone entity, including information technology upgrades and corporate infrastructure expenditures. In fiscal 1998, acquisitions of businesses drove higher levels of cash used in investing activities.

     Net cash provided by financing activities was $42 million in fiscal 2000 compared with net cash used in financing activities of $257 million in fiscal 1999. Net cash provided by financing activities was $265 million for fiscal 1998. Prior to the distribution, we relied on Lucent to provide financing for our operations. Cash flows from financing activities principally reflect changes in Lucent's investment in us prior to the distribution. In addition, upon the distribution, we assumed all of Lucent's obligations in connection with its issuance of $780 million of commercial paper.

     Our commercial paper program is comprised of short-term borrowings in the commercial paper market at market interest rates. Through November 2000, we repaid approximately $76 million of the commercial paper. Interest rates on our commercial paper obligations are variable due to their short-term nature. A variation of .125% in the interest rate charged under the commercial paper program would result in an annual change of approximately $975,000 in interest expense based on the outstanding commercial paper balance as of September 30, 2000.

     In addition, we entered into two unsecured revolving credit facilities with third party financial institutions consisting of an $850 million 364-day credit facility and an $850 million five-year credit facility. Funds are available under these revolving credit facilities for general corporate purposes, to backstop commercial paper, and for acquisitions.

     On October 2, 2000, we sold to Warburg, Pincus Equity Partners, L.P. and related investment funds, collectively referred to herein as the investors, 4,000,000 shares of our Series B convertible participating preferred stock and warrants to purchase our common stock for an aggregate purchase price of $400 million. Based on an agreed upon formula, the Series B convertible participating preferred stock is expected to be initially convertible into approximately 5.0% of our fully diluted common stock, calculated using a modified treasury stock method as of the 90th day after issuance. The warrants have an exercise price equal to 130% of the conversion price for the Series B convertible participating preferred stock. The warrants are exercisable for 3.6% of a total number of shares of common stock to be calculated pursuant to an agreed upon formula as of the 90th day after issuance. Of these warrants, warrants exercisable for 2.0% of such total number of shares of common stock will have a four-year term and warrants exercisable for 1.6% of such total number of shares of common stock will have a five-year term. During a period commencing no later than June 30, 2001, until the second anniversary of their issuance, if the market price of our common stock exceeds 200%, in the case of the four-year warrants, and 225%, in the case of the five-year warrants, of the exercise price of the warrants for 20 consecutive trading days, we can force the exercise of up to 50% of the four-year warrants and the five-year warrants, respectively.

     The shares of Series B convertible participating preferred stock have an aggregate initial liquidation value of $400 million and will accrete for the first ten years at an annual rate of 6.5%, compounded quarterly. After the third anniversary of the issue date, 50% of the amount accreted for the year may be paid in cash as a dividend on a quarterly basis, at our option. After the fifth anniversary of the issue date through the tenth anniversary, we may elect to pay 100% of the amount accreted for the year as a cash dividend on a quarterly basis. Following the tenth anniversary of the issue date, we will pay quarterly cash dividends at an annual rate of 12% of the then accreted liquidation value of the Series B convertible participating preferred stock, compounded quarterly. The Series B convertible participating preferred shares also participate, on an as-converted basis, in dividends paid on our common stock.

     The Emerging Issues Task Force of the Financial Accounting Standards Board recently issued EITF Issue No. 00-27, Application of EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to Certain Convertible Instruments. This EITF Issue will apply to the Warburg Pincus investment. Under the EITF Issue, any amounts ascribed to a beneficial conversion feature of the Series B convertible participating preferred stock will be recorded as a reduction to net income attributable to common shareowners. A beneficial conversion feature will exist if the conversion price (accounting basis) for the Series B convertible participating preferred stock or warrants is less than the fair value of our common stock at the commitment date. Based on our preliminary analysis, we do not expect there to be a material impact, if any, on our future results of operations for any beneficial conversion features associated with the Series B convertible participating preferred stock or with the warrants to purchase shares of our common stock. The beneficial conversion features, if any, associated with dividends paid in kind, where it is our option to pay the dividends in cash will be measured when the dividends are declared.

     At any time after the fifth anniversary of their issuance, we may force conversion of the shares of Series B convertible participating preferred stock. If we give notice of a forced conversion, the investors will be able to require us to redeem the Series B convertible participating preferred shares at 100% of the then current liquidation value, plus accrued and unpaid dividends. Following a change-in-control of us during the first five years after the investment, other than a change of control transaction that is a business combination involving solely the issuance of common stock, the accretion of some or all the liquidation value of the Series B convertible participating preferred stock through the fifth anniversary of the issue date will be accelerated, subject to our ability to pay a portion of the accelerated accretion in cash in some instances. In addition, for 60 days following the occurrence of any change-of-control of us during the first five years after the investment, the investors will be able to require us to redeem the Series B convertible participating preferred stock at 101% of the liquidation value, including any accelerated accretion of the liquidation value, plus accrued and unpaid dividends.

     Our cost of capital and ability to obtain external financing is affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. Our commercial paper is currently rated P-2 by Moody's and A-2 by Standard & Poor's, and our long term debt rating is Baa1 by Moody's and BBB by Standard & Poor's.

     Our ability to issue additional equity is constrained because our issuance of additional common stock may cause the distribution to be taxable to Lucent under Section 355(e) of the Internal Revenue Code, and under the tax sharing agreement we would be required to indemnify Lucent against that tax. See "Business -- Relationship Between Lucent and Our Company After the
Distribution -- Tax Sharing Agreement" for a more detailed discussion of Section 355(e) and the tax sharing agreement between Lucent and us.

     Our primary future cash needs on a recurring basis will be to fund working capital, capital expenditures and debt service, and we believe that our cash flows from operations will be sufficient to meet these needs. We expect to fund our business restructuring and separation costs through a combination of debt and internally generated funds. If we do not generate sufficient cash from operations, we may need to incur additional debt.

We currently anticipate spending over the next year approximately $499 million for business restructuring and approximately $200 million for additional expenditures resulting from our continuing establishment as an independent company. In order to meet our cash needs, we may from time to time issue additional commercial paper, if the market permits such borrowings, or issue long or short-term debt, if available. We may also refinance all or a portion of the commercial paper program with long-term or other short-term debt instruments, although it is our intention to reissue the commercial paper on a long-term basis. We intend to file a debt registration statement to have the flexibility to access the capital markets from time to time.

     We cannot assure you that any such financings will be available to us on acceptable terms or at all. Our ability to make payments on and to refinance our indebtedness, and to fund working capital, capital expenditures and strategic acquisitions, will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our credit facilities contain, and any future debt agreements we may enter into may contain, various restrictions and covenants which could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

     In connection with the acquisitions of Lannet, SDX and Prominet in fiscal 1998, a portion of each purchase price was allocated to purchased in-process research and development. As part of the process of analyzing these acquisitions, we made a decision to buy technology that had not yet been commercialized rather than develop the technology internally. We based this decision on factors such as the amount of time it would take to bring the technology to market. We also considered Bell Laboratories' resource allocation and its progress on comparable technology, if any. Our management expects to use a similar decision process in the future.

     We estimated the fair value of in-process research and development for the above acquisitions using an income approach. This involved estimating the fair value of the in-process research and development using the present value of the estimated after-tax cash flows expected to be generated by the purchased in-process research and development, using risk-adjusted discount rates and revenue forecasts as appropriate. The selection of the discount rate was based on consideration of Lucent's weighted average cost of capital, as well as other factors, including the useful life of each technology, profitability levels of each technology, the uncertainty of technology advances that were known at the time, and the stage of completion of each technology. We believe that the estimated in-process research and development amounts so determined represent fair value and do not exceed the amount a third party would have paid for the projects.

     Where appropriate, we deducted an amount reflecting the contribution of the core technology from the anticipated cash flows from an in-process research and development project. At the date of acquisition, the in-process research and development projects had not yet reached technological feasibility and had no alternative future uses. Accordingly, the value allocated to these projects was capitalized and immediately expensed at acquisition. If the projects are not successful or completed in a timely manner, management's product pricing and growth rates may not be achieved and we may not realize the financial benefits expected from the projects.

     The development efforts related to the majority of the purchased in-process technology projects are progressing in accordance with the assumptions underlying the appraisals. As expected in the normal course of product development, a number of projects have experienced delays and other projects are being evaluated due to changes in strategic direction and market conditions. These factors are not expected to have a material adverse effect on our results of operations and financial position in future periods.

     Set forth below are descriptions of the significant acquired in-process research and development projects related to our acquisition of Prominet.

     On January 23, 1998, Lucent completed the purchase of Prominet for $199 million. Prominet was a participant in the gigabit ethernet networking industry. A gigabit ethernet network is a high performance local area network used by an enterprise to connect computers, printers, workstations and the like within a building or campus. We allocated $157 million to in-process research and development using the income approach described above. The $157 million was allocated to the following projects: Phase II for $12 million, Phase III for $92 million, and Phase IV for $53 million.

     At the acquisition date, Prominet was working on a gigabit ethernet router with improved technological and administrative functionality. A router is an interface between two networks. The project was expected to be completed in three phases, Phase II through Phase IV. Each phase represented an effort to significantly enhance the technological and administrative capabilities of the router.

     Phase II. Revenue attributable to Phase II was estimated to be $8 million in 1999 and $18 million in 2000. Revenue was expected to peak in 2004 and decline thereafter through the end of the product's life in 2009 as new product technologies were expected to be introduced by us. Revenue growth was expected to decrease from 112% in 2000 to 8% in 2004, and be negative for the remainder of the projection period. At the acquisition date, costs to complete the research and development efforts related to the initial release of the project were expected to be $2 million.

     Phase III. Revenue attributable to Phase III was estimated to be $47 million in 1999 and $99 million in 2000. Revenue was expected to peak in 2004 and decline thereafter through the end of the product's life in 2009 as new product technologies were expected to be introduced by us. Revenue growth was expected to decrease from 112% in 2000 to 8% in 2004, and be negative for the remainder of the projection period. At the acquisition date, costs to complete the research and development efforts related to the initial release of the project were expected to be $4 million.

     Phase IV. Revenue attributable to Phase IV was estimated to be $38 million in 1999 and $79 million in 2000. Revenue was expected to peak in 2004 and decline thereafter through the end of the product's life in 2009 as new product technologies were expected to be introduced by us. Revenue growth was expected to decrease from 106% in 2000 to 7% in 2004, and be negative for the remainder of the projection period. At the acquisition date, costs to complete the research and development efforts related to the initial release of the project were expected to be $3 million.

     An average risk-adjusted discount rate of 25% was utilized to discount projected cash flows.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

     We are subject to a wide range of governmental requirements relating to employee safety and health and to the handling and emission into the environment of various substances used in our operations. We are subject to certain provisions of environmental laws, particularly in the United States, governing the cleanup of soil and groundwater contamination. Such provisions impose liability for the costs of investigating and remediating releases of hazardous materials at our currently or formerly owned or operated sites. In certain circumstances, this liability may also include the cost of cleaning up historical contamination, whether or not caused by us. We are currently conducting investigation and/or cleanup of known contamination at approximately five of our facilities either voluntarily or pursuant to government directives.

     It is often difficult to estimate the future impact of environmental matters, including potential liabilities. We have established financial reserves to cover environmental liabilities where they are probable and reasonably estimable. Reserves for estimated losses from environmental matters are, depending on the site, based primarily upon internal or third-party environmental studies and the extent of contamination and the type of required cleanup. Although we believe that our reserves are adequate to cover known environmental liabilities, there can be no assurance that the actual amount of environmental liabilities will not exceed the amount of reserves for such matters or will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

LEGAL PROCEEDINGS

     From time to time we are involved in legal proceedings arising in the ordinary course of business. Other than as described below, we believe there is no litigation pending that should have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

     Three separate purported class action lawsuits are pending against Lucent in state court in New York and West Virginia and in federal court in California. The case in New York was filed in January 1999, and, after being dismissed, was re-filed in September 2000. The case in West Virginia was filed in April 1999 and the case in California was filed in June 1999. We may be named a party to these actions and have assumed the obligations of Lucent for these cases under the Contribution and Distribution Agreement. All three actions are based upon claims that Lucent sold products that were not Year 2000 compliant, meaning that the products were designed and developed without considering the possible impact of the change in the calendar from December 31, 1999 to January 1, 2000. The complaints allege that the sale of these products violated statutory consumer protection laws and constituted breaches of implied warranties. A class has not been certified in any of the three cases, and to the extent a class is certified in any of the cases, we expect that class to constitute those enterprises that purchased the products in question. The complaints seek, among other remedies, compensatory damages, punitive damages and counsel fees in amounts that have not yet been specified. Although we believe that the outcome of these actions will not adversely affect our financial position, results of operations or cash flows, if these cases are not resolved in a timely manner, they will require expenditure of significant legal costs related to their defense.

     From time to time we are subject to unfair labor charges filed by the unions representing our employees with the National Labor Relations Board. For example, Region 6 of the National Labor Relations Board, which is located in Pittsburgh, Pennsylvania, has issued a complaint alleging that Lucent has refused to bargain over the outsourcing of certain of its manufacturing activities. In that proceeding, which will be held before an administrative law judge in Region 6 of the National Labor Relations Board, the General Counsel of the National Labor Relations Board will act as prosecutor and the charging party, IBEW System Council EM-3, which is the union representing the workers at the manufacturing facilities in question, will be an interested party entitled to participate in the proceeding. Because the complaint relates to some of the manufacturing facilities that were transferred to us as part of the distribution, we may be named a party to this action.

     The union alleges that Lucent did not provide relevant information relating to the outsourcing of bargaining unit work, specifically the outsourcing of circuit packs. The union also claims that Lucent bargained in bad faith during 1998 by withholding its intention to outsource the circuit pack production. Moreover, the union alleges that Lucent has failed to bargain in good faith over its decision to outsource certain of its manufacturing operations.

     The complaint seeks as remedies for the alleged unlawful conduct, which Lucent denies in its entirety, a possible return of the outsourced work to the bargaining unit and/or back pay for affected employees. The amount of back pay sought, if any, is not determinable at this time. The complaint also provides that the National Labor Relations Board may potentially seek injunctive relief if Lucent pursues its current plans to outsource additional bargaining unit work. If we are unsuccessful in resolving these charges, as they relate to us, our operations may be disrupted, our initiative to outsource substantially all of our manufacturing may be delayed or prohibited, or we may incur additional costs that may decrease our profitability.

     In April 1998, a class action was filed against Lucent in state court in New Jersey, alleging that Lucent improperly administered a coupon program resulting from the settlement of a prior class action. The plaintiffs allege that Lucent improperly limited the redemption of the coupons from dealers by not allowing them to be combined with other volume discount offers, thus limiting the market for the coupons. We have assumed the obligations of Lucent for these cases under the Contribution and Distribution Agreement. The complaint alleges breach of contract, fraud and other claims and the plaintiffs seek compensatory and consequential damages, interest and attorneys' fees. The state court has recently certified a class in this action. We cannot assure you that this case will not have a material adverse effect on our financial position, results of operations or cash flows.

     In November 2000, three purported class actions were filed against Lucent in the Federal District Court for the District of New Jersey alleging violations of the federal securities laws as a result of the facts disclosed in Lucent's announcement on November 21, 2000 that it had identified a revenue recognition issue affecting its financial results for the fourth quarter of fiscal 2000. The actions purport to be filed on behalf of purchasers of

Lucent common stock during the period from October 10, 2000 (the date Lucent originally reported its financial results) through November 21, 2000. We understand that Lucent has not yet been served with the complaints in these cases. Lucent has not yet answered the complaints and a class has not yet been certified in the actions.

     The above actions will most likely be consolidated with other purported class actions filed against Lucent on behalf of shareholders in January 2000. Those January 2000 actions have been consolidated and are pending in the Federal District Court for the District of New Jersey. The plaintiffs allege that they were injured by reason of certain alleged false and misleading statements made by Lucent in violation of the federal securities laws. The consolidated cases were initially filed on behalf of shareholders of Lucent who bought Lucent common stock between October 26, 1999 and January 6, 2000, but the consolidated complaint has recently been amended to include purported class members who purchased Lucent common stock up to November 21, 2000. A class has not yet been certified in the consolidated actions. The plaintiffs in all these shareholder class actions seek compensatory damages plus interest and attorneys' fees.

     Any liability incurred by Lucent in connection with these shareholder class action cases may be deemed a shared contingent liability under the Contribution and Distribution Agreement and as a result, we would be responsible for 10% of any such liability in excess of $50 million. All of these cases are in the early stages of litigation and an outcome cannot be predicted, and as a result, we cannot assure you that these cases will not have a material adverse effect on our financial position, results of operations or cash flows.

RISK MANAGEMENT

     We are exposed to risk from changes in foreign currency exchange rates and interest rates that could impact our results of operations and financial position. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We use derivative financial instruments as risk management tools and not for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage our exposure to nonperformance on such instruments.

     We use foreign currency forward contracts, and to a lesser extent, foreign currency options, to reduce significant exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of products to non-United States customers and purchases from non-United States suppliers will be adversely affected by changes in exchange rates. Foreign currency exchange contracts are used to hedge recorded, firmly committed or anticipated purchases and sales. The use of these derivative financial instruments allows us to reduce our overall exposure to exchange rate movements, since the gains and losses on these contracts substantially offset losses and gains on the assets, liabilities and transactions being hedged. As of September 30, 2000, our primary net foreign currency market exposures included British pounds, European Monetary Union dollars, Singapore dollars and Canadian dollars.

     The fair value of foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates. As of September 30, 2000 and 1999, a 10% appreciation in foreign currency exchange rates from the prevailing market rates would increase our related net unrealized gain for fiscal 2000 and 1999 by approximately $20 million and $8 million, respectively. Conversely, a 10% depreciation in these currencies from the prevailing market rates would decrease our related net unrealized gain for fiscal 2000 and 1999 by approximately $18 million and $10 million, respectively. Consistent with the nature of the economic hedge of such foreign currency exchange contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, of the underlying asset, liability or transaction being hedged.

     While we hedge many foreign currency transactions, the decline in value of non-United States dollar currencies may, if not reversed, adversely affect our ability to contract for product sales in United States dollars because our products may become more expensive to purchase in United States dollars for local customers doing business in the countries of the affected currencies.

     We may enter into interest rate swap agreements to manage the risk between fixed, floating and variable interest rates and long-term and short-term maturity debt instruments. There were no interest rate swap agreements in effect during fiscal 2000 and 1999.

     The Contribution and Distribution Agreement provides that, as between us and Lucent, we have assumed all liabilities under or otherwise relating to derivatives and similar obligations primarily related to our business.

     By their nature all such instruments involve risk including the credit risk of nonperformance by counterparties, and our maximum potential loss may exceed the amount recognized in our financial statements. However, at both September 30, 2000 and 1999, in our opinion there was no significant risk of loss in the event of nonperformance of the counterparties to these financial instruments. We control our exposure to credit risk through credit approvals, credit limits and monitoring procedures, and we believe that reserves for losses are adequate.

EUROPEAN MONETARY UNION (EURO)

     On January 1, 1999, eleven member countries of the European Union established fixed conversion rates between their existing sovereign currencies, and adopted the EURO as their new common legal currency. The EURO is currently trading on currency exchanges and the legacy currencies will remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. During the transition period, cash-less payments can be made in the EURO, and parties can elect to pay for goods and services and transact business using either the EURO or a legacy currency. Between January 1, 2002 and July 1, 2002, the participating countries will introduce EURO notes and coins and permanently withdraw all legacy currencies.

     We will continue to evaluate the accounting, tax, legal and regulatory requirements associated with the EURO introduction. Based on current information and our current assessment, we do not expect that the EURO conversion will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

  SFAS 133

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS 133 requires us to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on our rights or obligations under the applicable derivative contract. Subsequent to the issuance of SFAS 133, the FASB received many requests to clarify certain issues causing difficulties in implementation. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133," which responds to those requests by amending certain provisions of SFAS 133. These amendments include allowing foreign-currency denominated assets and liabilities to qualify for hedge accounting, permitting the offsetting of selected inter-entity foreign currency exposures that reduce the need for third party derivatives and redefining the nature of interest rate risk to avoid sources of ineffectiveness. We adopted SFAS 133 and the corresponding amendments of SFAS 138 on October 1, 2000, and such adoption did not have a material impact on our consolidated results of operations, financial position or cash flows.

  SAB 101

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements and requires adoption no later than the fourth quarter of our fiscal year 2001. The adoption of this standard is not expected to have a material impact on our consolidated results of operations, financial position or cash flow.

  SFAS 140

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Standard replaced SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Standard will be applied prospectively, with certain exceptions, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this Standard is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Management."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:
  Report of Independent Accountants.........................   48
  Consolidated Statements of Operations for the three fiscal
     years ended September 30, 2000.........................   49
  Consolidated Balance Sheets as of September 30, 2000 and
     1999...................................................   50
  Consolidated Statements of Changes in Stockholders' Equity
     for the three fiscal years ended September 30, 2000....   51
  Consolidated Statements of Cash Flows for the three fiscal
     years ended September 30, 2000.........................   52
  Notes to Consolidated Financial Statements................   53
  Financial Statement Schedule:
     Schedule II -- Valuation and Qualifying Accounts for
      the three fiscal years ended September 30, 2000.......  100

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Avaya Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Avaya Inc. and its subsidiaries (the "Company") at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     Until September 30, 2000, the Company was a fully integrated business of Lucent Technologies Inc. ("Lucent"); consequently, as indicated in Note 1, these consolidated financial statements have been derived from the consolidated financial statements and accounting records of Lucent, and reflect significant assumptions and allocations. Moreover, as indicated in Note 1, prior to September 30, 2000, the Company relied on Lucent and its other businesses for administrative, management and other services. Accordingly, these consolidated financial statements do not necessarily reflect the financial position, results of operations, changes in stockholders' equity and cash flows of the Company had it been a separate stand-alone entity, independent of Lucent during such periods.

     As discussed in Notes 2 and 11 to the consolidated financial statements, the Company adopted Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" in 2000 and changed its method for calculating annual pension and postretirement benefit costs in 1999, respectively.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
New York, New York
October 25, 2000

                          AVAYA INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                               YEAR ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
REVENUE
  Products..................................................  $5,722    $6,368    $6,004
  Services..................................................   1,958     1,900     1,750
                                                              ------    ------    ------
                                                               7,680     8,268     7,754
                                                              ------    ------    ------
COSTS
  Products..................................................   3,370     3,579     3,253
  Services..................................................     975       985       854
                                                              ------    ------    ------
                                                               4,345     4,564     4,107
                                                              ------    ------    ------
GROSS MARGIN................................................   3,335     3,704     3,647
                                                              ------    ------    ------
OPERATING EXPENSES
  Selling, general and administrative.......................   2,626     2,795     2,609
  Business restructuring and related charges................     684        --        --
  Research and development..................................     468       540       423
  Purchased in-process research and development.............      --        --       306
                                                              ------    ------    ------
TOTAL OPERATING EXPENSES....................................   3,778     3,335     3,338
                                                              ------    ------    ------
OPERATING INCOME (LOSS).....................................    (443)      369       309
  Other income, net.........................................      71        28        25
  Interest expense..........................................     (76)      (90)      (94)
                                                              ------    ------    ------
INCOME (LOSS) BEFORE INCOME TAXES...........................    (448)      307       240
  Provision (benefit) for income taxes......................     (73)      121       197
                                                              ------    ------    ------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE....................................................    (375)      186        43
Cumulative effect of accounting change (net of income taxes
  of $62)...................................................      --        96        --
                                                              ------    ------    ------
NET INCOME (LOSS)...........................................  $ (375)   $  282    $   43
                                                              ======    ======    ======
Earnings (Loss) Per Share:
  Basic.....................................................  $(1.39)   $ 1.09    $ 0.17
                                                              ======    ======    ======
  Diluted...................................................  $(1.39)   $ 1.03    $ 0.17
                                                              ======    ======    ======

                See Notes to Consolidated Financial Statements.

                          AVAYA INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                               SEPTEMBER 30,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
ASSETS
Current Assets:
Cash and cash equivalents...................................  $  271    $  194
Receivables less allowances of $62 in 2000 and $58 in
  1999......................................................   1,758     1,765
Inventory...................................................     639       824
Deferred income taxes, net..................................     450       137
Other current assets........................................     244       123
                                                              ------    ------
TOTAL CURRENT ASSETS........................................   3,362     3,043
                                                              ------    ------
Property, plant and equipment, net..........................     966       676
Prepaid benefit costs.......................................     387        --
Deferred income taxes, net..................................      44       171
Goodwill, net...............................................     204       261
Other assets................................................      74        88
                                                              ------    ------
TOTAL ASSETS................................................  $5,037    $4,239
                                                              ======    ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable............................................  $  763    $  364
Current portion of long term debt...........................      80         5
Business restructuring reserve..............................     499        --
Payroll and benefit liabilities.............................     491       687
Advance billings and deposits...............................     253       198
Other current liabilities...................................     503       343
                                                              ------    ------
TOTAL CURRENT LIABILITIES...................................   2,589     1,597
                                                              ------    ------
Long term debt..............................................     713         5
Benefit obligations.........................................     421       354
Deferred revenue............................................      83        88
Other liabilities...........................................     467       378
                                                              ------    ------
TOTAL NONCURRENT LIABILITIES................................   1,684       825
                                                              ------    ------
Commitments and contingencies
Series B convertible participating preferred stock, par
  value $1.00 per share, 4 million shares authorized; none
  issued and outstanding....................................      --        --
STOCKHOLDERS' EQUITY
Series A junior participating preferred stock, par value
  $1.00 per share, 7.5 million shares authorized; none
  issued and outstanding....................................      --        --
Owner's net investment......................................      --     1,871
Common stock, par value $0.01 per share, 1.5 billion shares
  authorized, 282,027,675 issued and outstanding as of
  September 30, 2000........................................       3        --
Additional paid-in capital..................................     825        --
Accumulated other comprehensive loss........................     (64)      (54)
                                                              ------    ------
TOTAL STOCKHOLDERS' EQUITY..................................     764     1,817
                                                              ------    ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $5,037    $4,239
                                                              ======    ======

                See Notes to Consolidated Financial Statements.

                          AVAYA INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF
                        CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN MILLIONS)

                                                                YEAR ENDED SEPTEMBER 30,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
OWNER'S NET INVESTMENT:
Beginning balance...........................................  $ 1,871    $ 1,854    $ 1,290
Net income (loss)...........................................     (375)       282         43
Transfers to Lucent.........................................   (7,783)    (8,488)    (7,313)
Transfers from Lucent.......................................    7,115      8,223      7,834
Recapitalization upon Distribution..........................     (828)        --         --
                                                              -------    -------    -------
Ending balance..............................................  $    --    $ 1,871    $ 1,854
                                                              -------    -------    -------
COMMON STOCK:
Beginning balance...........................................  $    --    $    --    $    --
Issuance of stock pursuant to the Distribution..............        3         --         --
                                                              -------    -------    -------
Ending balance..............................................  $     3    $    --    $    --
                                                              -------    -------    -------
ADDITIONAL PAID-IN CAPITAL:
Beginning balance...........................................  $    --    $    --    $    --
Additional paid-in capital resulting from the
  Distribution..............................................      825         --         --
                                                              -------    -------    -------
Ending balance..............................................  $   825    $    --    $    --
                                                              -------    -------    -------
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Beginning balance...........................................  $   (54)   $   (59)   $   (30)
Foreign currency translations...............................      (10)         5        (29)
                                                              -------    -------    -------
Ending balance..............................................  $   (64)   $   (54)   $   (59)
                                                              -------    -------    -------
TOTAL STOCKHOLDERS' EQUITY..................................  $   764    $ 1,817    $ 1,795
                                                              =======    =======    =======
TOTAL COMPREHENSIVE INCOME (LOSS):
Net income (loss)...........................................  $  (375)   $   282    $    43
Other comprehensive income (loss)...........................      (10)         5        (29)
                                                              -------    -------    -------
Total comprehensive income (loss)...........................  $  (385)   $   287    $    14
                                                              =======    =======    =======

                See Notes to Consolidated Financial Statements.

                          AVAYA INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                              YEAR ENDED SEPTEMBER 30,
                                                              -------------------------
                                                               2000     1999      1998
                                                              ------    -----    ------
OPERATING ACTIVITIES:
  Net income (loss).........................................  $(375)    $282     $  43
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Cumulative effect of accounting change.................     --      (96)       --
     Business restructuring and related charges
      (reversals)...........................................    684      (33)      (23)
     Depreciation and amortization..........................    220      212       193
     Provision for uncollectible receivables................     36       25        33
     Deferred income taxes..................................   (179)      (7)      (84)
     Purchased in-process research and development..........     --       --       306
     Other adjustments for non-cash items, net..............    (25)       2        (8)
     Changes in operating assets and liabilities, net of
      effects of acquired and divested businesses:
       Receivables..........................................    (50)       5      (424)
       Inventory............................................    131       81      (204)
       Accounts payable.....................................    298      (47)      142
       Other assets and liabilities.........................   (255)       7       155
                                                              -----     ----     -----
NET CASH PROVIDED BY OPERATING ACTIVITIES...................    485      431       129
                                                              -----     ----     -----
INVESTING ACTIVITIES:
  Capital expenditures......................................   (499)    (202)     (197)
  Proceeds from the sale or disposal of property, plant and
     equipment..............................................     14       17        13
  Dispositions of businesses................................     82       29        --
  Acquisitions of businesses, net of cash acquired..........     --       --      (248)
  Cash from merger..........................................     --       60        --
  Other investing activities, net...........................    (25)      10       (27)
                                                              -----     ----     -----
NET CASH USED IN INVESTING ACTIVITIES.......................   (428)     (86)     (459)
                                                              -----     ----     -----
FINANCING ACTIVITIES:
  Transfers (to) from Lucent................................   (741)    (253)      311
  Increase in long term debt................................      8       --        --
  Assumption of commercial paper from Lucent................    780       --        --
  Other.....................................................     (5)      (4)      (46)
                                                              -----     ----     -----
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........     42     (257)      265
                                                              -----     ----     -----
Effect of exchange rate changes on cash and cash
  equivalents...............................................    (22)      (1)        6
Net increase (decrease) in cash and cash equivalents........     77       87       (59)
Cash and cash equivalents at beginning of year..............    194      107       166
                                                              -----     ----     -----
Cash and cash equivalents at end of year....................  $ 271     $194     $ 107
                                                              =====     ====     =====

                See Notes to Consolidated Financial Statements.

                          AVAYA INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BACKGROUND AND BASIS OF PRESENTATION

  Background

     On September 30, 2000, Lucent Technologies Inc. ("Lucent") spun off its enterprise communications businesses to its shareowners, which became a separate legal entity known as Avaya Inc. (the "Company"). The businesses owned by the Company provide communication systems and software for enterprises, including businesses, government agencies and other organizations. The Company offers a broad range of voice, converged voice and data, customer relationship management, messaging, multi-service networking and structured cabling products and services.

     The consolidated financial statements include the Company and its subsidiaries as well as certain assets, liabilities, and related operations transferred to the Company (the "Contribution") from Lucent immediately prior to the Distribution (as defined below). The consolidated financial statements include the historical operations transferred to the Company by Lucent (the "Company's Businesses"). Because prior to the Distribution no direct ownership relationship existed among all the various units comprising the Company, Lucent and its subsidiaries' net investment in the Company is shown in lieu of stockholders' equity in the consolidated financial statements as of September 30, 1999.

     On February 16, 2000, the Company was incorporated in Delaware as a wholly owned subsidiary of Lucent. On that date, 1,000 shares of the Company's common stock, par value $0.01 per share, were issued, authorized and outstanding.

     On September 30, 2000, Lucent distributed to its shareowners all of its interest in the Company. On that date, 282,027,675 shares of Avaya common stock, which included the 1,000 shares previously issued to Lucent, were issued to Lucent shareowners (the "Distribution") based on a distribution ratio of one share of Avaya common stock for every twelve shares of Lucent common stock owned. In lieu of receiving fractional shares of Avaya common stock, shareowners received cash for their fractional interest. At the Distribution, the Company's authorized capital stock consisted of 200 million shares of preferred stock, par value $1.00 per share, of which the Company has presently designated 7.5 million shares as Series A junior participating preferred stock and 4 million shares as Series B convertible participating preferred stock, and 1.5 billion shares of common stock, par value $0.01 per share.

  Rights Agreement

     The Company adopted a rights agreement prior to the Distribution date. The issuance of a share of the Company's common stock also constitutes the issuance of a preferred stock purchase right associated with such share. These rights are intended to have anti-takeover effects in that the existence of the rights may deter a potential acquirer from making a takeover proposal or a tender offer.

  Basis of Presentation

     The consolidated financial statements have been derived from the financial statements and accounting records of Lucent using the historical results of operations and historical basis of the assets and liabilities of the Company's Businesses. Management believes the assumptions underlying the consolidated financial statements are reasonable. However, the consolidated financial statements included herein may not necessarily reflect the Company's results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Company been a stand-alone company during the periods presented.

     The consolidated financial statements include allocations of certain Lucent corporate headquarters' assets, liabilities, and expenses relating to the Company's Businesses that were transferred to the Company from Lucent. General corporate overhead has been allocated either based on the ratio of the Company's costs

                          AVAYA INC. AND SUBSIDIARIES
and expenses to Lucent's costs and expenses or based on the Company's revenue as a percentage of Lucent's total revenue. General corporate overhead primarily includes cash management, legal, accounting, tax, insurance, public relations, advertising and data services and amounted to $398 million, $449 million and $425 million in 2000, 1999 and 1998, respectively. Management believes the costs of these services charged to the Company are a reasonable representation of the costs that would have been incurred if the Company had performed these functions as a stand-alone company. The Company currently performs these functions using its own resources or purchased services.

     The consolidated financial statements also include an allocation from Lucent to fund a portion of the costs of basic research conducted by Lucent's Bell Laboratories. This allocation was based on the Company's revenue as a percentage of Lucent's total revenue. This allocation amounted to $75 million, $78 million and $66 million for fiscal 2000, 1999 and 1998, respectively. Management believes the costs of this research charge to the Company are a reasonable representation of the costs that would have been incurred if the Company had performed these functions as a stand-alone company. The Company currently satisfies its basic research requirements using its own resources or through purchased services.

     During the periods covered by these financial statements, Lucent used a centralized approach to cash management and the financing of its operations. Prior to the Distribution, cash deposits from the Company's Businesses were transferred to Lucent on a regular basis and were netted against the owner's net investment account. As a result, none of Lucent's cash, cash equivalents or debt at the corporate level have been allocated to the Company in the consolidated financial statements. Cash and cash equivalents in the consolidated financial statements represent primarily amounts held by the Company's foreign operations. Changes in stockholders' equity represent any funding required from Lucent for working capital, acquisition or capital expenditure requirements after giving effect to the Company's transfers to or from Lucent of its cash flows from operations and other noncash transactions between the Company and Lucent.

  Interest Expense

     Although the Company's Consolidated Statements of Operations include interest expense for each of the respective years, the accompanying balance sheets prior to the Distribution do not include an allocation of Lucent debt at the corporate level because Lucent used a centralized approach to finance its operations. The interest rates used equate to an estimate of what the Company believed it would have obtained with a "BBB" rating, the Company's current long term debt rating by Standard & Poor's. The associated weighted average interest rate for each of the respective years was 7.9%, 6.8% and 6.5%, respectively. Average debt balances utilized for the interest expense calculation include an estimate of the amount of financing thought to be needed to historically fund the Company's operations and were $962 million, $1,320 million and $1,439 million in 2000, 1999 and 1998, respectively. These estimates were determined based upon the cash flows for each of the periods and do not necessarily reflect the level of financing the Company will incur as a stand-alone company.

     The Company believes these are reasonable estimates of the cost of financing the Company's assets and operations in the past. However, the Company may not be able to obtain financing at interest rates similar to those used for the interest expense calculation. Accordingly, the Company's interest expense as a stand-alone company may be higher than that reflected in the Consolidated Statements of Operations.

     On September 30, 2000, the Company assumed $780 million of commercial paper from Lucent, which largely represents the portion of Lucent liabilities that Lucent had determined should be attributed to the Company's businesses. It is anticipated that the Company will incur additional debt in the future to fund a portion of its business restructuring. Long term debt in the Consolidated Balance Sheet as of September 30, 2000 also includes debt attributed to the Company's foreign entities.

                          AVAYA INC. AND SUBSIDIARIES

  Pension and Postretirement Costs

     At the Distribution, the Company assumed responsibility for pension and postretirement benefits for its active employees. Obligations related to retired and terminated vested employees as of September 30, 2000 remained the responsibility of Lucent. Prior to the Distribution, the Company's employees participated in the Lucent pension plans and postretirement benefit plans. The Company's share of the Lucent plans' asset and liabilities was not included in the Company's consolidated financial statements until the Distribution since Lucent had not yet separated Avaya's portion of the employee benefit plans. For purposes of the financial statements, the pension and postretirement costs were based on estimated plan assets being equal to a proportional share of plan obligations incurred by Lucent for employees who performed services for the Company.

  Income Taxes

     The Company's income taxes are calculated on a separate tax return basis. However, Lucent was managing its tax position for the benefit of its entire portfolio of businesses, and its tax strategies are not necessarily reflective of the tax strategies that the Company would have followed or will follow as a stand-alone entity.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include all majority-owned subsidiaries in which the Company exercises control. Investments in which the Company exercises significant influence, but which it does not control (generally a 20%-50% ownership interest), are accounted for under the equity method of accounting. All material intercompany transactions and balances between and among the Company's Businesses have been eliminated. Transactions between any of the Company's Businesses and Lucent are included in these financial statements.

  Use of Estimates

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. These estimates include an allocation of costs by Lucent, assessing the collectability of accounts receivable, the use and recoverability of inventory, the realization of deferred tax assets and useful lives for amortization periods of tangible and intangible assets, among others. The markets for the Company's products are characterized by intense competition, rapid technological development and frequent new product introduction, all of which could impact the future realizability of the Company's assets. Actual results could differ from those estimates.

  Foreign Currency Translation

     Balance sheet accounts of the Company's foreign operations are translated from foreign currencies into U.S. dollars at period-end exchange rates while income and expenses are translated at average exchange rates during the period. Translation gains or losses related to net assets located outside the United States are shown as a component of accumulated other comprehensive loss in stockholders' equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included in the Consolidated Statements of Operations.

                          AVAYA INC. AND SUBSIDIARIES

  Revenue Recognition

     Revenue from sales of communications systems and software is recognized when contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. Revenue from the direct sales of products that include installation services is recognized at the time the products are installed, after satisfaction of all the terms and conditions of the underlying customer contract. The Company's indirect sales to distribution partners are recognized at the time of shipment if all contractual obligations have been satisfied. The Company accrues a provision for estimated sales returns and other allowances as a reduction of revenue at the time of revenue recognition, as required. For the Company's value-added services, professional services and services performed under maintenance contracts, the Company recognizes revenue ratably over the term of the underlying customer contract or at the end of the contract, when obligations have been satisfied. For services performed on a time and materials basis, revenue is recognized upon performance.

  Research and Development Costs and Software Development Costs

     Research and development costs are charged to expense as incurred. This line item includes an allocation from Lucent for the costs of basic research conducted by Bell Laboratories. The costs incurred for the development of computer software that will be sold, leased or otherwise marketed, however, are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead.

     Amortization of capitalized software development costs begins when the product is available for general release. Amortization is recognized on a product-by-product basis on the greater of either the sales ratio method or the straight-line method over the products' estimated useful lives. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately.

  Cash and Cash Equivalents

     Cash and cash equivalents represent primarily amounts held by the Company's foreign operations. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

  Inventory

     Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market.

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is determined using a straight-line method on either the unit or group method over the estimated useful lives of the various asset classes. The unit method is used for manufacturing and laboratory equipment and large computer systems. The group method is used for other depreciable assets. Estimated lives range from three to ten years for machinery, electronic and other equipment, and thirty years for buildings.

     Major renewals and improvements are capitalized and minor replacements, maintenance and repairs are charged to current operations as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the Consolidated Balance Sheets and any gain or loss is reflected in the Consolidated Statements of Operations.

     The Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" on October 1, 1999. Certain costs of computer software developed or

                          AVAYA INC. AND SUBSIDIARIES
obtained for internal use, that were previously expensed as incurred, are capitalized and amortized on a straight-line basis over three years. Costs for general and administrative, overhead, maintenance and training, as well as the cost of software that does not add functionality to the existing system, are expensed as incurred. As of September 30, 2000, the Company had unamortized internal use software costs of $46 million.

  Goodwill and Long-Lived Assets

     Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. Goodwill is amortized on a straight-line basis over the periods benefited. Long-lived assets and goodwill are reviewed for impairment whenever events such as asset impairments, product discontinuance, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. In reviewing for impairment, the Company compares the carrying value of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. An impairment loss, equal to the difference between the assets' fair value and their carrying value, is recognized when the estimated future cash flows are less than their carrying amount.

  Financial Instruments

     The Company uses various financial instruments, including foreign currency forward contracts, to manage and reduce risk to the Company by generating cash flows which offset the cash flows of certain transactions in foreign currencies or underlying financial instruments in relation to their amount and timing. The Company's derivative financial instruments are used as risk management tools and not for speculative or trading purposes. The Company's non-derivative financial instruments include letters of credit and commitments to extend credit.

  Income Taxes

     The Company's operations through September 30, 2000 will be included in Lucent's consolidated income tax returns. Income tax expense in the Company's consolidated financial statements has been calculated on a separate tax return basis. Following the Distribution, the Company will file a consolidated Federal income tax return for Avaya and its subsidiaries. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

  Other Comprehensive Income (Loss)

     Comprehensive income (loss) includes, in addition to net income (loss), unrealized gains and losses excluded from the Consolidated Statements of Operations that are recorded directly to a separate section of stockholders' equity on the Consolidated Balance Sheets. These unrealized gains and losses are referred to as other comprehensive income and, for the Company prior to the Distribution, primarily consist of foreign currency translation adjustments, which are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

  Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

                          AVAYA INC. AND SUBSIDIARIES

3.  ACQUISITIONS, DIVESTITURES AND OTHER TRANSACTIONS

  Acquisitions

     Purchase Method

     The following table presents information about certain acquisitions by the Company in the fiscal year ended September 30, 1998. These acquisitions were accounted for under the purchase method of accounting, and the acquired technology valuation included both existing technology and purchased in-process research and development. The consolidated financial statements include the results of operations and the estimated fair values of the assets and liabilities assumed from the respective dates of acquisition. All charges related to the write-off of purchased in-process research and development were recorded in the quarter in which the transaction was completed. There were no material acquisitions accounted for under the purchase method in fiscal 2000 and 1999.

                                                                                                   AMORTIZATION PERIOD
                                                                                PURCHASED      ---------------------------
                            ACQUISITION   PURCHASE               EXISTING         IPR&D         GOODWILL    EXISTING TECH.
                               DATE        PRICE     GOODWILL   TECHNOLOGY   (NONDEDUCTIBLE)   (IN YEARS)     (IN YEARS)
                            -----------   --------   --------   ----------   ---------------   ----------   --------------
                                                                (DOLLARS IN MILLIONS)
1998
Lannet(1).................     8/98         $115       $ 2         $15            $ 67              7             5
SDX(2)....................     7/98         $207       $96         $16            $ 82             10             5
Prominet(3)...............     1/98         $199       $35         $23            $157              5             6

---------------
(1) Acquisition of Lannet Ltd., an Israeli-based producer of multi-service networking products. The purchase price of $115 million was in cash.

(2) Acquisition of SDX Business Systems PLC, a United Kingdom-based provider of multi-service networking products. The purchase price of $207 million was in cash.

(3) Acquisition of Prominet Corporation, a producer of multi-service networking products. The purchase price was $199 million of Lucent common stock. In addition, under the terms of the acquisition agreement, Lucent had a contingent obligation to pay former Prominet shareowners $35 million in Lucent stock. The $35 million of Lucent stock was paid in July 1998 and was recorded primarily as goodwill.

     Included in the purchase price for each of the above acquisitions was purchased in-process research and development. As some of the technology had not reached technological feasibility and had no future alternative use, it was written off as a non-tax-deductible charge to earnings immediately upon consummation of the respective acquisition. The remaining purchase price was allocated to tangible assets and intangible assets, including goodwill and existing technology, less liabilities assumed.

     The value allocated to purchased in-process research and development was determined utilizing an income approach that included an excess earnings analysis reflecting the appropriate cost of capital for the investment. Estimates of future cash flows related to the purchased in-process research and development were made for each project based on the Company's estimates of revenue, operating expenses and income taxes from the project. These estimates were consistent with historical pricing, margins and expense levels for similar products.

     Revenue was estimated based on relevant market size and growth factors, expected industry trends, individual product sales cycles and the estimated life of each product's underlying technology. Estimated operating expenses, income taxes, and charges for the use of contributory assets were deducted from estimated revenue to determine estimated after-tax cash flows for each project. Estimated operating expenses include cost of goods sold; selling, general and administrative expenses; and research and development expenses. The research and development expenses include estimated costs to maintain the products once they have been

                          AVAYA INC. AND SUBSIDIARIES
introduced into the market and generate revenue and costs to complete the purchased in-process research and development.

     The rates utilized to discount the projected cash flows were based on consideration of Lucent's weighted average cost of capital, as well as other factors including the useful life of each project, the anticipated profitability of each project, the uncertainty of technology advances that were known at the time and the stage of completion of each project.

     Lucent's management was primarily responsible for estimating the fair value of the assets and liabilities acquired, and conducted due diligence in determining the fair value. Lucent made estimates and assumptions that affect the reported amounts of assets, liabilities and expenses resulting from such acquisitions. The Company believes these estimates and allocations are reasonable.

     Pooling of Interests Merger

     On July 15, 1999, the Company completed its merger with Mosaix, a provider of software that manages an enterprise's various office functions and helps them deliver more responsive and efficient customer service. Under the terms of the agreement, the outstanding common stock of Mosaix was converted into approximately 2.6 million shares of Lucent common stock with a value of $145 million. The financial position and results of operations of Mosaix were immaterial to the Company and as such the consolidated financial statements include the results of operations and the historical basis of the assets acquired and liabilities assumed from the date of acquisition.

  Divestitures

     In September 2000, in conjunction with the Company's restructuring plans to exit certain manufacturing businesses, the Company sold its manufacturing facility located in San Jose, California, to Sanmina Corporation. This facility produced electronic equipment used in structured cabling systems. In connection with the sale, the Company received proceeds of approximately $18 million and recorded a loss of approximately $1 million.

     On March 31, 2000, the Company completed the sale of its U.S. sales division that served small and mid-sized businesses to Expanets, Inc. Under the agreement, approximately 1,800 of the Company's sales and sales support employees were transferred to Expanets, which became a distributor of the Company's products to this market and a significant customer of the Company. A gain of $45 million was recognized to the extent of cash proceeds received related to the sale of this business and is included in other income, net.

  Other Transactions

     In fiscal 1999, the Company sold equipment, which was previously rented to customers, for $97 million. The equipment had a net book value of approximately $2 million and consisted predominantly of discontinued product lines. Rental income generated by this equipment for fiscal 1999 and 1998 was $79 million and $91 million, respectively.

4.  RECENT PRONOUNCEMENTS

  SFAS 133

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the

                          AVAYA INC. AND SUBSIDIARIES
applicable derivative contract. Subsequent to the issuance of SFAS 133, the FASB received many requests to clarify certain issues causing difficulties in implementation. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133," which responds to those requests by amending certain provisions of SFAS 133. These amendments include allowing foreign-currency denominated assets and liabilities to qualify for hedge accounting, permitting the offsetting of selected inter-entity foreign currency exposures that reduce the need for third party derivatives and redefining the nature of interest rate risk to avoid sources of ineffectiveness. The Company adopted SFAS 133 and the corresponding amendments of SFAS 138 on October 1, 2000, and such adoption did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

  SAB 101

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements and requires adoption no later than the fourth quarter of the Company's fiscal year 2001. The adoption of this Standard is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

  SFAS 140

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Standard replaced SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Standard will be applied prospectively, with certain exceptions, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this Standard is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

5.  SUPPLEMENTARY FINANCIAL INFORMATION

  Statement of Operations Information

                                                               YEAR ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
                                                                (DOLLARS IN MILLIONS)
INCLUDED IN COSTS
Amortization of software development costs..................   $ 24      $ 14      $ 24
INCLUDED IN SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Amortization of goodwill and existing technology............     55        59        45
INCLUDED IN COSTS AND OPERATING EXPENSES
Depreciation and amortization of property, plant and
  equipment and internal use software.......................    141       139       124
                                                               ----      ----      ----
          Total depreciation and amortization...............   $220      $212      $193
                                                               ====      ====      ====

                          AVAYA INC. AND SUBSIDIARIES

                                                               YEAR ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
                                                                (DOLLARS IN MILLIONS)
OTHER INCOME, NET
Gain (loss) on foreign currency transactions................   $(10)     $ --      $  7
Gain on businesses sold.....................................     44        24        --
Interest income.............................................      7        --        --
Miscellaneous, net..........................................     30         4        18
                                                               ----      ----      ----
          Total other income, net...........................   $ 71      $ 28      $ 25
                                                               ====      ====      ====

  Balance Sheet Information

                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN MILLIONS)
INVENTORY
Completed goods.............................................   $  472       $  577
Work in process and raw materials...........................      167          247
                                                               ------       ------
          Total Inventory...................................   $  639       $  824
                                                               ======       ======
PROPERTY, PLANT AND EQUIPMENT, NET
Land and improvements.......................................   $   42       $   32
Buildings and improvements..................................      383          329
Machinery, electronic and other equipment...................    1,091          979
Assets under construction...................................      179           40
Internal use software.......................................       50           --
                                                               ------       ------
Total property, plant and equipment.........................    1,745        1,380
Less: Accumulated depreciation and amortization.............     (779)        (704)
                                                               ------       ------
          Property, plant and equipment, net................   $  966       $  676
                                                               ======       ======

  Cash Flow Information

     Payments for interest and income taxes historically were paid by Lucent on behalf of the Company and do not necessarily reflect what the Company would have paid had it been a stand-alone company. The interest and income tax expense amounts shown in the Consolidated Statements of Operations have been calculated based on management's estimate of what the Company may have incurred had it been a separate company.

     Net transfers (to) from Lucent are comprised predominately of the following noncash transactions: (1) a $528 million increase in owner's net investment due to prepaid pension costs and other assets and a $439 million decrease from benefit obligations and other accrued liabilities assumed by the Company from Lucent on the Distribution date for the fiscal year ended September 30, 2000,
(2) a $96 million decrease in owner's net investment for a change in accounting related to pension and postretirement benefit costs reflected in the fiscal year ended September 30, 1999, (3) an $82 million increase in owner's net investment attributed to the Mosaix pooling of interests merger in the fiscal year ended September 30, 1999, and (4) a $199 million increase in owner's net investment to reflect the Prominet acquisition that was purchased with Lucent common stock in the fiscal year ended September 30, 1998.

                          AVAYA INC. AND SUBSIDIARIES

  Acquisitions and dispositions of businesses

     Shown below is the impact on cash flows related to the acquisition and disposition of businesses for the fiscal years ended September 30, 2000 and 1998 (excluding Prominet which was a non-cash transaction), respectively:

                                                                   FISCAL 1998
                                                              ---------------------
                                                              (DOLLARS IN MILLIONS)
Acquisition of Businesses:
  Fair value of assets acquired, net of cash acquired.......          $ 353
  Less: Fair value of liabilities assumed...................           (105)
                                                                      -----
     Acquisitions of businesses, net of cash acquired.......          $ 248
                                                                      =====

                                                                   FISCAL 2000
                                                              ---------------------
                                                              (DOLLARS IN MILLIONS)
Disposition of Businesses:
  Cash proceeds.............................................          $ 82
  Less: Basis in net assets sold............................           (38)
                                                                      ----
     Gain on businesses sold................................          $ 44
                                                                      ====

6.  BUSINESS RESTRUCTURING AND RELATED CHARGES

     In September 2000, the Company adopted a restructuring plan to improve profitability and business performance as a stand-alone company and recorded a pretax charge of $684 million as business restructuring and related charges in the Consolidated Statement of Operations. The components of the charge include $520 million of business restructuring costs, $75 million of asset impairment charges, and $89 million of incremental period expenses associated with the Company's separation from Lucent.

     The Company also recorded $73 million in selling, general and administrative expenses for start-up activities related to establishing independent operations including fees for investment banking and other professional advisors, and marketing costs associated with establishing the Avaya brand. The charges recorded in connection with the Company's restructuring and start-up activities totaled $757 million in fiscal 2000, almost all of which will result in a usage of cash. During fiscal 2001, the Company expects to incur additional period costs of approximately $200 million as a result of the Company's separation from Lucent and establishment as an independent company. The Company expects to fund its restructuring and start-up activities through a combination of debt and internally generated funds.

     Components of the business restructuring costs and amounts recorded against the reserve as of September 30, 2000, were as follows:

                                    COSTS ACCRUED       EXPENDITURES MADE     RESERVE BALANCE AS OF
                                  DURING FISCAL 2000    DURING FISCAL 2000     SEPTEMBER 30, 2000
                                  ------------------    ------------------    ---------------------
                                                        (DOLLARS IN MILLIONS)
Employee separation costs.......         $365                  $(20)                  $345
Lease obligations...............          127                    --                    127
Other related exit costs........           28                    (1)                    27
                                         ----                  ----                   ----
          Total.................         $520                  $(21)                  $499
                                         ====                  ====                   ====

     Accrued business restructuring costs for employee separations of $365 million related to approximately 4,900 occupational and management employees, of which 1,470 employees worldwide have departed as of September 30, 2000, predominately located in the United States. These costs include severance, medical and

                          AVAYA INC. AND SUBSIDIARIES
other benefits. The employee separations are primarily attributed to redesigning the services organization by reducing field technicians to a level needed for non-peak work loads, consolidating and closing certain U.S. and European manufacturing facilities and realigning the sales effort towards a direct focus on strategic accounts and an indirect focus on smaller accounts.

     Accrued costs for lease obligations of $127 million are comprised of $100 million to terminate real estate leases related to approximately two million square feet of excess manufacturing, distribution and administrative space and $27 million to cancel equipment leases related to the Company's information systems infrastructure. Real estate lease termination costs are being incurred primarily in the United States, Europe and Asia, and have been reduced for sublease income that management believes is probable. Other related exit costs of $28 million primarily consist of decommissioning legacy computer systems in connection with the Company's separation from Lucent and terminating other contractual obligations.

     In connection with the Company's restructuring initiatives, asset impairment charges of $75 million were recorded. These charges were primarily comprised of $50 million related to an outsourcing contract with a major customer. During the fourth quarter of fiscal 2000, the Company terminated its obligations under a leasing arrangement and purchased the underlying equipment. The equipment is being used to support a contract where the Company provides equipment outsourcing and related services. Based on the terms of this contract, the estimated undiscounted cash flows from the equipment's use and eventual disposition was determined to be less than the equipment's carrying value, and resulted in the impairment charge of $50 million to write such equipment down to its fair value.

     Also during the fourth quarter of fiscal 2000, the Company recorded incremental period costs of $89 million associated with the Company's separation from Lucent related primarily to computer system transition costs such as data conversion activities, asset transfers, and training.

     In December 1995, a pre-tax charge of $146 million was recorded to cover restructuring costs. The restructuring plans included the exit of certain businesses as well as consolidating business unit operations. Total deductions to the Company's business restructuring reserves were $49 million and $37 million for the years ended September 30, 1999 and 1998, respectively, and related to employee separation costs. Included in these deductions were cash payments of $16 million and $14 million for the years ended September 30, 1999 and 1998, respectively. In addition, the Company reversed $33 million and $23 million of business restructuring reserves primarily related to favorable experience in employee separations for the years ended September 30, 1999 and 1998, respectively. As of September 30, 1999, all prior restructuring related plans were complete and no such reserves remain.

7.  EARNINGS PER SHARE OF COMMON STOCK

     Basic earnings per common share are calculated by dividing net income
(loss) by the weighted average number of common shares outstanding during the year. Since the Company's common stock was not issued until September 30, 2000, the date of the Distribution, the weighted average number of common shares outstanding during each of the years presented was calculated based on a twelve to one ratio of Lucent's weighted average number of shares to Avaya's. Diluted earnings per common share are calculated by adjusting weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

                          AVAYA INC. AND SUBSIDIARIES

                                                              YEAR ENDED SEPTEMBER 30,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------    -----    -----
Earnings per common share -- basic:
  Income (loss) before cumulative effect of accounting
     change.................................................  $(1.39)   $0.72    $0.17
  Cumulative effect of accounting change....................      --     0.37       --
                                                              ------    -----    -----
  Net income (loss) attributable to common shareowners......  $(1.39)   $1.09    $0.17

Earnings per common share -- diluted:
  Income (loss) before cumulative effect of accounting
     change.................................................  $(1.39)   $0.68    $0.17
  Cumulative effect of accounting change....................      --     0.35       --
                                                              ------    -----    -----
  Net income (loss) attributable to common shareowners......  $(1.39)   $1.03    $0.17

Number of shares (in millions):
  Common shares -- basic....................................     269      259      252
  Effect of dilutive stock options(a).......................      --       14        8
                                                              ------    -----    -----
  Common shares -- diluted..................................     269      273      260
  Options excluded from the computation of earnings per
     share(b)...............................................     8.5      1.7      1.6

---------------
(a) Diluted common shares for fiscal 2000 exclude 14 million equivalent shares related to the conversion of in-the-money stock options due to their anti-dilutive effect resulting from the loss recorded during the period.

(b) The diluted earnings per share calculation excluded these options in fiscal 2000, 1999 and 1998, respectively, since their inclusion would be anti-dilutive due to the option exercise price being greater than the average market value of the underlying stock.

8.  LONG TERM DEBT

  Commercial Paper Program

     The Company has established a commercial paper program (the "CP Program") pursuant to which the Company may issue up to $1.7 billion of commercial paper at market interest rates with maturities not exceeding one year. Commercial paper issued under the CP Program may bear interest at a fixed rate or at a floating rate that may be reset periodically throughout the term. The floating interest rate may be adjusted based on any one of a number of prevailing rates for the relevant maturity period, as determined by the Company at the time of issuance, including without limitation, certificate of deposit rates, commercial paper rates for nonfinancial issuers, the federal funds rate, bank prime rates and treasury bond rates.

     Under the CP Program, the Company assumed, upon the Distribution, all of Lucent's obligations in connection with its issuance of $780 million of commercial paper. As of September 30, 2000, $700 million in commercial paper was classified as long term debt in the Consolidated Balance Sheet since it is supported by the five-year credit facility described below and management intends to reissue the commercial paper on a long term basis. The weighted average yield and maturity period for the commercial paper outstanding as of September 30, 2000 was approximately 6.86% and 21 days, respectively.

  Credit Facilities

     The Company has also entered into two unsecured revolving credit facilities (the "Credit Facilities") with third party financial institutions consisting of an $850 million 364-day credit facility and an $850 million five-year credit facility. Funds are available under the Credit Facilities for general corporate purposes, to backstop commercial paper, and for acquisitions. The Credit Facilities provide, at the Company's option, for fixed interest rate and floating interest rate borrowings. Fixed rate borrowings under the Credit Facilities bear

                          AVAYA INC. AND SUBSIDIARIES
interest at a rate equal to (i) the greater of (A) Citibank, N.A.'s base rate and (B) the federal funds rate plus 0.5% plus (ii) a margin based on the Company's long term debt rating (the "Applicable Margin"). Floating rate borrowings bear interest at a rate equal to the LIBOR rate plus the Applicable Margin and a utilization fee based on the Company's long term debt rating (the "Applicable Utilization Fee"). Based on the Company's current long term debt rating, the Applicable Margin for the 364-day credit facility and the five-year credit facility is 0.42% and 0.40%, respectively, and the Applicable Utilization Fee for both facilities is 0.125%.

     Under the terms of the Credit Facilities, the Company is required to pay, on a quarterly basis, a facility fee equal to a percentage of the outstanding commitments for the most recently completed quarter. Such percentage is based on the Company's long term debt rating. Based on the Company's current long term debt rating, the applicable facility fee percentage for the 364-day credit facility and the five-year credit facility is 0.08% and 0.10%, respectively.

     The Credit Facilities contain certain customary covenants, including limitations on the Company's ability to incur liens in certain circumstances or enter into certain change of control transactions. In addition, for each of the Company's first three fiscal quarters of 2001, the Company must maintain a ratio of annualized consolidated earnings before interest and taxes to annualized consolidated interest expense of at least 3 to 1. For each quarter thereafter, the Company must maintain such ratio for the previous four consecutive fiscal quarters.

     No amounts were drawn under the Credit Facilities as of September 30, 2000.

     In addition, the Company, through its foreign operations, entered into several credit facilities totaling $95 million of which letters of credit of $27 million and $20 million were issued and outstanding as of September 30, 2000 and 1999, respectively. Letters of credit are purchased guarantees that ensure the Company's performance or payment to third parties in accordance with specified terms and conditions. Management does not believe it is practicable to estimate the fair value of these financial instruments and does not expect any material losses from their resolution since performance is not likely to be required.

     As of September 30, 2000 and 1999, the Company also had debt attributable to its foreign entities of $13 million and $10 million, respectively.

9.  CONVERTIBLE PARTICIPATING PREFERRED STOCK

     On October 2, 2000, the Company sold to Warburg, Pincus Equity Partners, L.P. and related investment funds, collectively referred to herein as the investors, 4,000,000 shares of the Company's Series B convertible participating preferred stock and warrants to purchase the Company's common stock for an aggregate purchase price of $400 million. Based on an agreed upon formula, the Series B convertible participating preferred stock is expected to be initially convertible into approximately 5.0% of the Company's fully diluted common stock, calculated using a modified treasury stock method as of the 90th day after issuance. The warrants have an exercise price equal to 130% of the conversion price for the Series B convertible participating preferred stock. The warrants are exercisable for 3.6% of a total number of shares of common stock to be calculated pursuant to an agreed upon formula as of the 90th day after issuance. Of these warrants, warrants exercisable for 2.0% of such total number of shares of common stock will have a four-year term and warrants exercisable for 1.6% of such total number of shares of common stock will have a five-year term. During a period commencing no later than June 30, 2001, until the second anniversary of their issuance, if the market price of the Company's common stock exceeds agreed upon trading price levels, the Company can force conversion of up to 50% of the four-year warrants and the five-year warrants, respectively.

     The shares of Series B convertible participating preferred stock have an aggregate initial liquidation value of $400 million and will accrete for the first ten years at an annual rate of 6.5%, compounded quarterly. After the third anniversary of the issue date, 50% of the amount accreted for the year may be paid in cash as a

                          AVAYA INC. AND SUBSIDIARIES
dividend on a quarterly basis, at the Company's option. After the fifth anniversary of the issue date through the tenth anniversary, the Company may elect to pay 100% of the amount accreted for the year as a cash dividend on a quarterly basis. Following the tenth anniversary of the issue date, the Company will pay quarterly cash dividends at an annual rate of 12% of the then accreted liquidation value of the Series B convertible participating preferred stock, compounded quarterly. The Series B convertible participating preferred shares also participate, on an as-converted basis, in dividends paid on the Company's common stock.

     The $400 million proceeds from the Warburg Pincus investment will be allocated between Series B convertible participating preferred stock and warrants based upon the relative fair market value of each security and will be initially classified on the Consolidated Balance Sheet in October 2000 at such amounts. The Series B convertible participating preferred stock will be recorded in the mezzanine section of the Consolidated Balance Sheet because the investors may require the Company, upon the occurrence of any change-of-control in the Company during the first five years from the investment, to redeem the convertible participating preferred stock. The fair value allocated to the warrants will be included in additional paid-in capital.

     The Emerging Issues Task Force of the Financial Accounting Standards Board recently issued EITF Issue No. 00-27, Application of EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to Certain Convertible Instruments. This EITF Issue will apply to the Warburg Pincus investment. Under the EITF Issue, any amounts ascribed to a beneficial conversion feature of the Series B convertible participating preferred stock will be recorded as a reduction to net income attributable to common shareowners. A beneficial conversion feature will exist if the conversion price (accounting basis) for the Series B convertible participating preferred stock or warrants is less than the fair value of the Company's common stock at the commitment date. Based on preliminary analysis, the Company does not expect there to be a material impact, if any, on its future results of operations for any beneficial conversion features associated with the Series B convertible participating preferred stock or with the warrants to purchase shares of the Company's common stock. The beneficial conversion features, if any, associated with dividends paid in kind, where it is the Company's option to pay the dividends in cash will be measured when the dividends are declared.

10.  INCOME TAXES

     Income tax expense (benefit) in the Company's consolidated financial statements has been calculated on a separate tax return basis. The following table presents the principal reasons for the difference between the effective tax rate and the U.S. federal statutory income tax rate:

                                                                   YEAR ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                              2000     1999    1998
                                                              -----    ----    ----
U.S. federal statutory income tax rate (benefit)............  (35.0)%  35.0%   35.0%
State and local income taxes, net of federal income tax
  effect....................................................   (4.8)    4.2     3.5
Tax differentials on foreign earnings.......................    3.7     1.9    (2.7)
Research credits............................................   (2.2)   (3.7)   (2.1)
Purchased in-process research and development...............     --      --    45.9
Amortization of intangibles.................................    2.3     7.0     1.7
Non-deductible restructuring costs..........................   18.2      --      --
Other differences -- net....................................    1.5    (5.0)    0.8
                                                              -----    ----    ----
Effective income tax rate (benefit).........................  (16.3)%  39.4%   82.1%
                                                              =====    ====    ====
Effective income tax rate (benefit) excluding purchased
  in-process research and development.......................  (16.3)%  39.4%   36.2%

                          AVAYA INC. AND SUBSIDIARIES

     The following table presents the U.S. and foreign components of income
(loss) before income taxes and the provision (benefit) for income taxes:

                                                              YEAR ENDED SEPTEMBER 30,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------    -----    -----
                                                               (DOLLARS IN MILLIONS)
INCOME (LOSS) BEFORE INCOME TAXES:
U.S. .......................................................  $(588)    $173     $102
Foreign.....................................................    140      134      138
                                                              -----     ----     ----
Income (loss) before income taxes...........................  $(448)    $307     $240
                                                              =====     ====     ====
PROVISION (BENEFIT) FOR INCOME TAXES:
CURRENT
Federal.....................................................  $ 130     $ 45     $117
State and local.............................................     11       19       31
Foreign.....................................................     74       59       30
                                                              -----     ----     ----
Sub-total...................................................    215      123      178
                                                              -----     ----     ----
DEFERRED
Federal.....................................................   (244)      (3)      20
State and local.............................................    (44)       1       (1)
                                                              -----     ----     ----
Sub-total...................................................   (288)      (2)      19
                                                              -----     ----     ----
Provision (benefit) for income taxes........................  $ (73)    $121     $197
                                                              =====     ====     ====

     As of September 30, 2000, the Company had tax credit carryforwards of $18 million and federal, state and local, and foreign net operating loss carryforwards (after-tax) of $17 million all of which expire primarily after the year 2003. Federal and state net operating losses begin to expire in the year 2005 while the majority of foreign net operating losses can be carried forward indefinitely.

     The valuation allowance established for deferred tax assets primarily relates to state tax credit carryforwards and foreign net operating loss carryforwards for which management believes it is more likely than not such deferred tax amounts will not be realized.

     The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The components of deferred tax assets and liabilities at September 30, 2000 and 1999 are as follows:

                                                              SEPTEMBER 30,
                                                              --------------
                                                              2000     1999
                                                              -----    -----
                                                                 (DOLLARS
                                                               IN MILLIONS)
DEFERRED INCOME TAX ASSETS
Benefit obligations.........................................  $119     $214
Accrued liabilities.........................................   459      176
Net operating loss/credit carryforwards.....................    35       77
Valuation allowance.........................................   (49)     (73)
Other.......................................................     5        4
                                                              ----     ----
Total deferred tax assets...................................  $569     $398
                                                              ====     ====

                          AVAYA INC. AND SUBSIDIARIES

                                                              SEPTEMBER 30,
                                                              --------------
                                                              2000     1999
                                                              -----    -----
                                                                 (DOLLARS
                                                               IN MILLIONS)
DEFERRED INCOME TAX LIABILITIES
Property, plant and equipment...............................  $ 29     $ 41
Other.......................................................    46       49
                                                              ----     ----
Total deferred tax liabilities..............................  $ 75     $ 90
                                                              ====     ====

     The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on $415 million of undistributed earnings of its non-U.S. subsidiaries as of September 30, 2000, since the Company intends to reinvest these earnings indefinitely.

11. BENEFIT OBLIGATIONS

  Pension and Postretirement Benefits

     At the Distribution, the Company assumed responsibility for pension and postretirement benefit obligations for its active employees. Obligations related to retired and terminated vested employees as of September 30, 2000 remain the responsibility of Lucent. Prior to the Distribution, the Company's employees participated in the Lucent pension plans and postretirement benefit plans. The Company's share of the Lucent plans' assets and liabilities was not included in the Company's consolidated financial statements until the Distribution since Lucent had not yet separated Avaya's portion of the employee benefit plans. In connection with the Distribution, and subject to the completion of a review by an independent actuarial consulting firm, the Company recorded as of September 30, 2000, an estimate of $387 million in prepaid benefit assets and $199 million in accrued benefit obligations of various existing Lucent benefit plans related to the employees for whom the Company assumed responsibility. The Company believes the results from the independent review will not have a material effect on the Consolidated Balance Sheet. The assets of the Lucent pension and other employee benefit plans will be divided and transferred between Lucent and the Company in accordance with the Employee Benefits Agreement (see Note 15).

     The pension and postretirement costs incurred by Lucent for employees who performed services for the Company were based on estimated plan assets being equal to a proportional share of plan obligations incurred by Lucent for employees who performed services for the Company. In relation to the Lucent plans, the Company recorded pension expense of $79 million, $97 million and $70 million, and postretirement expense of $55 million, $62 million and $49 million in fiscal 2000, 1999 and 1998, respectively.

     Effective October 1, 1998, Lucent changed its method for calculating the market-related value of plan assets used in determining the expected return-on-asset component of annual net pension and postretirement benefit costs. Under the previous accounting method, the calculation of the market-related value of plan assets included only interest and dividends immediately, while all other realized and unrealized gains and losses were amortized on a straight-line basis over a five-year period. The new method used to calculate market-related value includes recognizing immediately an amount based on Lucent's historical asset returns and amortizes the difference between that amount and the actual return on a straight-line basis over a five-year period. The new method is preferable under SFAS No. 87, "Employers' Accounting for Pensions", because it results in calculated plan asset values that are closer to current fair value, thereby lessening the accumulation of unrecognized gains and losses while still mitigating the effects of annual market value fluctuations.

     The cumulative effect of this accounting change for the Company related to periods prior to fiscal 1999 of $158 million ($96 million after-tax) is a one-time, non-cash credit to fiscal 1999 earnings. This accounting change also resulted in a reduction in benefit costs in fiscal 1999 that increased income by $30 million ($18 million after-tax) as compared with the previous accounting method. The pro forma estimated effect if the

                          AVAYA INC. AND SUBSIDIARIES
accounting change were applied retroactively would be an increase to pre-tax income of $28 million for fiscal 1998.

     The information that follows relates to Lucent's employee benefit plans. The following table shows the funded status of Lucent's defined benefit and postretirement plans:

                                                           PENSION            POSTRETIREMENT
                                                          BENEFITS               BENEFITS
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                     -------------------    ------------------
                                                       2000       1999       2000       1999
                                                     --------    -------    -------    -------
                                                               (DOLLARS IN MILLIONS)
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at October 1..................  $ 27,401    $27,846    $ 8,604    $ 9,193
  Service cost.....................................       478        509         67         80
  Interest cost....................................     1,915      1,671        601        537
  Actuarial losses (gains).........................       370     (2,182)        33       (240)
  Amendments.......................................        (1)     1,534         --       (359)
  Benefits paid....................................    (2,294)    (1,977)      (651)      (607)
  Benefit obligation assumed by Avaya..............    (1,756)        --       (412)        --
                                                     --------    -------    -------    -------
     Benefit obligation at September 30............  $ 26,113    $27,401    $ 8,242    $ 8,604
                                                     --------    -------    -------    -------
CHANGE IN PLAN ASSETS
  Fair value of plan assets at October 1...........  $ 41,067    $36,191    $ 4,467    $ 3,959
  Actual return on plan assets.....................     9,791      7,114        654        776
  Lucent contributions.............................        19         14          8         29
  Benefits paid....................................    (2,294)    (1,977)      (651)      (607)
  Assets transferred to Avaya......................    (2,984)        --       (255)        --
  Other (including transfer of assets from pension
     to postretirement plans)......................      (337)      (275)       334        310
                                                     --------    -------    -------    -------
     Fair value of plan assets at September 30.....  $ 45,262    $41,067    $ 4,557    $ 4,467
                                                     --------    -------    -------    -------

FUNDED (UNFUNDED) STATUS OF THE PLAN...............  $ 19,149    $13,666    $(3,685)   $(4,137)
  Unrecognized prior service cost..................     2,086      2,583         49        121
  Unrecognized transition asset....................      (322)      (645)        --         --
  Unrecognized net gain............................   (14,499)    (9,466)    (1,208)    (1,014)
                                                     --------    -------    -------    -------
     Net amount recognized.........................  $  6,414    $ 6,138    $(4,844)   $(5,030)
                                                     ========    =======    =======    =======
Amounts recognized in the Lucent consolidated
  balance sheets consist of:
  Prepaid benefit costs............................  $  6,440    $ 6,175    $    --    $    --
  Accrued benefit obligations......................       (37)       (63)    (4,844)    (5,030)
  Intangible asset.................................         5          9         --         --
  Accumulated other comprehensive income...........         6         17         --         --
                                                     --------    -------    -------    -------
     Net amount recognized.........................  $  6,414    $ 6,138    $(4,844)   $(5,030)
                                                     ========    =======    =======    =======

     As of September 30, 2000, the pension and postretirement benefits related to the employees for whom Avaya assumed responsibility, which are not included in the table above, consist of a net amount recognized of $387 million and $(198) million, respectively.

                          AVAYA INC. AND SUBSIDIARIES

     Pension plan assets include $102 million and $287 million of Avaya and Lucent common stock at September 30, 2000 and 1999, respectively. Postretirement plan assets include $3 million and $20 million of Avaya and Lucent common stock at September 30, 2000 and 1999, respectively.

                                                              AS OF SEPTEMBER 30,
                                                              --------------------
                                                              2000    1999    1998
                                                              ----    ----    ----
PENSION AND POSTRETIREMENT BENEFITS WEIGHTED-AVERAGE
  ASSUMPTIONS
Discount rate...............................................  7.5%    7.25%   6.0%
Expected return on plan assets..............................  9.0%     9.0%   9.0%
Rate of compensation increase...............................  4.5%     4.5%   4.5%

     The Company has several non-pension postretirement benefit plans. For postretirement health care benefit plans, a 7.6% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal year 2001. The rate was assumed to gradually decline to 3.9% percent by the year 2005, and remain at that level thereafter. A one-percentage-point change in the Company's health care cost trend rate would have the following effects:

                                                                1 PERCENTAGE POINT
                                                              ----------------------
                                                              INCREASE     DECREASE
                                                              ---------    ---------
                                                              (DOLLARS IN MILLIONS)
Effect on total of service and interest cost components.....    $0.1         $0.1
Effect on postretirement benefit obligation.................    $0.9         $1.5

  Savings Plans

     The majority of the Company's employees were eligible to participate in savings plans sponsored by Lucent. The plans allowed employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. Lucent matched a percentage of employee contributions up to certain limits. The Company's expense related to the Lucent savings plans was $54 million, $68 million and $64 million in 2000, 1999 and 1998, respectively. The Company established similar plans following the Distribution.

12.  STOCK COMPENSATION PLANS

     During 2000, 1999 and in prior years, certain employees of the Company were granted stock options and other equity-based awards under Lucent's stock-based compensation plans. At the time of the Distribution, unvested awards outstanding under Lucent's stock plans that were held by Lucent employees who transferred to the Company were converted to awards to acquire stock of the Company. Vested Lucent stock options have remained options to acquire Lucent common stock, subject to adjustments as described below. The Avaya stock options and other awards as converted have the same vesting provisions, option periods, and other terms and conditions as the Lucent options and awards they replaced. The number of shares and exercise price of each stock option has been adjusted so that each option, whether a Lucent option or a Company option, has the same ratio of the exercise price per share to the market value per share, and the same aggregate difference between market value and exercise price (intrinsic value), as the Lucent stock options prior to the Distribution. Upon conversion, the stock options retained the measurement date from the original issuance.

     Stock options generally are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of grant, have a ten-year term and vest within four years from the date of grant. As of September 30, 2000, there were authorized for grant approximately 60 million stock options to purchase Avaya common stock under the Company's stock compensation plans, excluding those stock options assumed by the Company from Lucent and converted to Avaya stock options at the Distribution date.

                          AVAYA INC. AND SUBSIDIARIES

     In connection with certain of the Company's acquisitions, outstanding stock options held by employees of acquired companies became exercisable, according to their terms, for Lucent's common stock effective at the acquisition date. For acquisitions accounted for as purchases, the fair value of these options was included as part of the purchase price.

     During 2000, 1999, and 1998, the Company's employees were eligible to participate in the Lucent Employee Stock Purchase Plan ("Lucent ESPP"). At the time of the Distribution, Avaya initiated its own employee stock purchase plan. Under the terms of Avaya's Employee Stock Purchase Plan ("Avaya ESPP"), eligible employees may have up to 10% of eligible compensation deducted from their pay to purchase common stock through March 31, 2002. Upon termination, it is the Company's intention to propose and it is expected that the shareholders will approve a similar plan. The per share purchase price is 85% of the average high and low per share trading price of Avaya's common stock on the New York Stock Exchange on the last trading day of each month. As of September 30, 2000, no shares were purchased under the Avaya ESPP, which contains substantially the same terms and conditions as the Lucent ESPP. In fiscal 2000, 1999 and 1998, 1.3 million, 1.2 million and 1.6 million Lucent shares, respectively, were purchased under the Lucent ESPP by employees who were transferred to the Company upon the Distribution, at a weighted average price of $45.50, $47.02 and $24.49, respectively.

     The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" and, as permitted under SFAS No. 123, applies Accounting Principles Board Opinion ("APB") No. 25 and related interpretations in accounting for its stock compensation plans. Compensation expense recorded under APB No. 25, which uses the intrinsic value method, was $7 million, $14 million and $4 million for the years ended September 30, 2000, 1999 and 1998, respectively. If the Company had elected to adopt the optional recognition provisions of SFAS No. 123, which uses the fair value-based method, for its stock option plans and employee stock purchase plan, net income (loss) would have been changed to the pro forma amounts indicated below:

                                                              YEAR ENDED SEPTEMBER 30,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------    -----    -----
                                                               (DOLLARS IN MILLIONS)
NET INCOME (LOSS)
As reported.................................................  $(375)    $282      $43
Pro forma...................................................  $(469)    $231      $16

     The fair value of stock options used to compute pro forma net income disclosures is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

                                                               YEAR ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
WEIGHTED AVERAGE ASSUMPTIONS
Dividend yield..............................................   0.20%     0.13%     0.23%
Expected volatility.........................................   38.4%     34.1%     29.3%
Risk free interest rate.....................................    6.3%      5.3%      5.2%
Expected holding period (in years)..........................    2.8       3.8       5.0

     Presented below is a summary of the status of the Lucent stock options held by employees for whom the Company has assumed responsibility, and the related transactions for the years ended September 30, 2000, 1999 and 1998. The stock option activity is not necessarily indicative of what the activity would have been had the Company been a separate stand-alone entity during the periods presented or what the activity may be in the future.

                          AVAYA INC. AND SUBSIDIARIES

                                                              SHARES     WEIGHTED AVERAGE
                                                              (000'S)     EXERCISE PRICE
                                                              -------    ----------------
OPTIONS OUTSTANDING AT SEPTEMBER 30, 1997...................  15,774          $11.27
Granted/Assumed*(1).........................................  12,665           31.65
Exercised...................................................  (1,278)           7.73
Forfeited/Expired...........................................     (95)           6.10
                                                              ------
OPTIONS OUTSTANDING AT SEPTEMBER 30, 1998...................  27,066           20.99
Granted/Assumed.............................................   6,814           49.81
Exercised...................................................  (2,246)          11.44
Forfeited/Expired...........................................     (33)          36.86
                                                              ------
OPTIONS OUTSTANDING AT SEPTEMBER 30, 1999...................  31,601           27.87
Granted/Assumed.............................................  18,431           52.66
Exercised...................................................  (5,124)          12.26
Forfeited/Expired/Transferred(2)............................  (7,176)          28.37
                                                              ------
OPTIONS OUTSTANDING AT SEPTEMBER 30, 2000 (IMMEDIATELY PRIOR
  TO DISTRIBUTION)..........................................  37,732           41.90
Less: Lucent vested options.................................  (7,147)          17.50
                                                              ------
Lucent unvested options to be converted.....................  30,585           47.61
                                                              ======
AVAYA OPTIONS CONVERTED AT DISTRIBUTION DATE................  44,971          $31.63
                                                              ======

---------------
 *  Includes options converted in acquisitions.

(1) Includes options covering 5,843 shares of common stock granted under a broad-based employee plan at a weighted average exercise price of $37.34.

(2) Includes 7,133 options attributable to the movement of employees between the Company and Lucent during the year.

     The weighted average fair value of Lucent's stock options, calculated using the Black-Scholes option-pricing model, granted during the years ended September 30, 2000, 1999 and 1998 is $15.75, $19.21 and $12.35 per share, respectively.

     The following table summarizes the status of the Company's stock options outstanding at September 30, 2000:

                                                            STOCK OPTIONS OUTSTANDING
                                                       -----------------------------------
                                                                    WEIGHTED
                                                                    AVERAGE       WEIGHTED
                                                                   REMAINING      AVERAGE
                                                       SHARES     CONTRACTUAL     EXERCISE
RANGE OF EXERCISE PRICES                               (000'S)    LIFE (YEARS)     PRICE
------------------------                               -------    ------------    --------
$0.01 to $16.89......................................   1,314         6.71         $13.39
$16.90 to $34.98.....................................  28,031         6.15          27.68
$34.99 to $44.11.....................................  14,551         9.21          39.77
$44.12 to $61.98.....................................   1,075         9.30          46.72
                                                       ------
Total................................................  44,971                      $31.63
                                                       ======

     There were no stock options exercisable as of September 30, 2000.

     Subsequent to September 30, 2000, the Company granted approximately 26 million stock options through October 25, 2000, at the fair market value of the Company's common stock on the date of grant.

                          AVAYA INC. AND SUBSIDIARIES

     Other stock unit awards are granted under certain award plans. The following table presents the total number of shares of common stock represented by awards granted to Company employees:

                                                            YEAR ENDED SEPTEMBER 30,
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
Other stock unit awards granted (000's)..................     496        10       164
Weighted average market value of shares granted during
  the period.............................................  $57.83    $47.73    $24.98

13.  OPERATING SEGMENTS

     The Company reports its operations in three segments: Communications Solutions, Services and Connectivity Solutions. The Communications Solutions segment represents the Company's core business, comprised of enterprise voice communications systems and software, communications applications, professional services for customer and enterprise relationship management, multi-service networking products and product installation services. The purchase prices of the Company's products typically include installation costs. The Connectivity Solutions segment represents structured cabling systems and electronic cabinets. The Services segment represents maintenance and value-added services.

     Each segment is managed separately as each operation requires different technologies and marketing strategies. Intersegment transactions that occur are based on current market prices and all intersegment profit is eliminated in consolidation. Disclosure of segment information is on the same basis used internally for evaluating segment performance and for deciding how to allocate resources.

     The Company has centralized corporate functions and uses shared service arrangements to realize economies of scale and efficient use of resources. The costs of shared services, and other corporate center operations managed on a common basis, are allocated to the segments based on usage, where possible, or other factors based on the nature of the activity. The accounting policies of the reportable operating segments are the same as those described in the Summary of Significant Accounting Policies.

     Performance measurement and resource allocation for the reportable operating segments are based on many factors. The primary financial measure used is operating income, exclusive of corporate operations including business restructuring and related charges, goodwill and existing technology amortization, charges related to purchased in-process research and development and other costs from business acquisitions (acquisition or integration-related costs).

  Reportable Segments

                                                                      YEAR ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
                                                                (DOLLARS IN MILLIONS)
Communications Solutions:
  External revenue..........................................  $4,323    $5,088    $4,583
  Intersegment revenue......................................       9        24        --
          Total Revenue.....................................   4,332     5,112     4,583
  Operating income (loss)...................................     (83)       81       115
  Assets....................................................   1,795     2,204     2,274
  Capital expenditures......................................     137        64        86
  Depreciation and amortization.............................      59        85        88

                          AVAYA INC. AND SUBSIDIARIES

                                                                      YEAR ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
                                                                (DOLLARS IN MILLIONS)
Services:
  External revenue..........................................  $1,958    $1,900    $1,750
  Intersegment revenue......................................      --        --        --
          Total Revenue.....................................   1,958     1,900     1,750
  Operating income..........................................     271       199       300
  Assets....................................................     680       599       695
  Capital expenditures......................................      63        20        21
  Depreciation and amortization.............................      19        23        19

Connectivity Solutions:
  External revenue..........................................  $1,397    $1,274    $1,408
  Intersegment revenue......................................       1         8        --
          Total Revenue.....................................   1,398     1,282     1,408
  Operating income..........................................     181       111       224
  Assets....................................................     804       707       677
  Capital expenditures......................................      22        51        70
  Depreciation and amortization.............................      30        37        30

  Reconciling Items

     A reconciliation of the totals reported for the operating segments to the significant line items in the consolidated financial statements is as follows:

                                                                   YEAR ENDED
                                                                 SEPTEMBER 30,
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
                                                             (DOLLARS IN MILLIONS)
EXTERNAL REVENUE
  Total reportable segments..............................  $7,678    $8,262    $7,741
  Corporate and other....................................       2         6        13
                                                           ------    ------    ------
          Total External Revenue.........................  $7,680    $8,268    $7,754
                                                           ======    ======    ======
OPERATING INCOME (LOSS)
  Total reportable segments..............................  $  369    $  391    $  639
  Goodwill and existing technology amortization..........     (55)      (59)      (45)
  Purchased in-process research and development..........      --        --      (306)
  Corporate and other....................................    (757)       37        21
                                                           ------    ------    ------
          Total Operating Income (Loss)..................  $ (443)   $  369    $  309
                                                           ======    ======    ======

     The business restructuring and related charges of $684 million and costs associated with start-up activities of $73 million were recorded in September 2000, as well as the results of other smaller units and corporate operations, are included in Corporate and other. In addition, assets not specifically identifiable to the operating segments principally include cash, deferred taxes and property, plant and equipment.

                          AVAYA INC. AND SUBSIDIARIES

  Geographic Information

                                              EXTERNAL REVENUE(1)        LONG-LIVED ASSETS(2)
                                            YEAR ENDED SEPTEMBER 30,       AT SEPTEMBER 30,
                                           --------------------------    --------------------
                                            2000      1999      1998     2000    1999    1998
                                           ------    ------    ------    ----    ----    ----
                                                         (DOLLARS IN MILLIONS)
U.S. ....................................  $6,055    $6,683    $6,376    $850    $583    $532
Foreign countries........................   1,625     1,585     1,378     116      93      81
                                           ------    ------    ------    ----    ----    ----
Totals...................................  $7,680    $8,268    $7,754    $966    $676    $613
                                           ======    ======    ======    ====    ====    ====

---------------
(1) Revenue is attributed to geographic areas based on the location of customers.

(2) Represents property, plant and equipment (net).

  Concentrations

     For any period presented, no single customer accounted for more than 10% of the Company's consolidated revenue. The Company is not aware of any significant concentration of business transacted with a particular supplier that could, if suddenly eliminated have a material adverse affect on the Company's financial position, results of operations or cash flows. The Company intends to outsource the majority of its manufacturing operations and if successful, this initiative could result in a concentration that, if suddenly eliminated, could have an adverse affect on the Company's operations. While the Company believes that alternative sources would be available, disruption of its primary source could create a temporary, adverse effect on product shipments.

14.  FINANCIAL INSTRUMENTS

  Fair Value

     The net carrying amounts and estimated fair values of the Company's foreign currency forward exchange contracts and options were assets of $5 million and $7 million, respectively in fiscal 2000 and were immaterial in fiscal 1999. Market quotes were used to estimate the fair value of foreign currency forward exchange contracts/options. The carrying amounts of cash and cash equivalents, investments, receivables, and long term debt reflected in the Consolidated Balance Sheets approximate fair value.

  Derivative Financial Instruments

     The Company conducts its business on a multinational basis in a wide variety of foreign currencies. Consequently, the Company enters into various foreign exchange forward and option contracts to manage its exposure against adverse changes in those foreign exchange rates. The notional amounts for foreign exchange forward and option contracts represent the U.S. dollar equivalent of an amount exchanged. Generally, foreign currency exchange contracts are designated for firmly committed or forecasted sales and purchases that are expected to occur in less than one year. Gains and losses on all hedged contracts for firmly committed transactions and option contracts for anticipated transactions are deferred in Other current assets and liabilities and are recognized in income when the transactions occur. The gains and losses on all hedged contracts were not material to the consolidated financial statements at September 30, 2000 and 1999. All other gains and losses on foreign currency exchange contracts are recognized in other income, net as the exchange rates change.

     The Company engages in foreign currency hedging activities to reduce the risk that changes in exchange rates will adversely affect the eventual net cash flows resulting from the sale of products to foreign customers and purchases from foreign suppliers. The Company believes that it has achieved risk reduction and hedge effectiveness because the gains and losses on its derivative instruments substantially offset the losses and gains

                          AVAYA INC. AND SUBSIDIARIES
on the assets, liabilities and transactions being hedged. Hedge effectiveness is periodically measured by comparing the change in fair value of each hedged foreign currency exposure at the applicable market rate with the change in market value of the corresponding derivative instrument.

     The notional amounts at September 30, 2000 and 1999 of the Company's foreign exchange forward contracts were $339 million and $93 million, respectively, and foreign exchange option contracts were $24 million and $52 million, respectively. In fiscal 2000, these notional amounts principally represent contracts in British pounds, European Monetary Union dollars, Singapore dollars and Canadian dollars. Notional amounts represent the face amount of the contractual arrangements and the basis on which U.S. dollars are to be exchanged and are not a measure of market or credit exposure.

  Non-Derivative and Off-Balance-Sheet Instruments

     Requests for providing commitments to extend credit and financial guarantees are reviewed and approved by senior management. Management regularly reviews all outstanding commitments, letters of credit and financial guarantees, and the results of these reviews are considered in assessing the adequacy of the Company's reserve for possible credit and guarantee losses.

     At September 30, 2000 and 1999, in management's opinion, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments.

15.  TRANSACTIONS WITH LUCENT AND OTHER RELATED PARTY TRANSACTIONS

     For the fiscal years 2000, 1999 and 1998, the Company had $98 million, $108 million and $90 million, respectively, of revenue for products sold to Lucent. For the fiscal years 2000, 1999 and 1998, the Company had $261 million, $189 million and $244 million, respectively, of products purchased from Lucent.

     In connection with the Contribution and Distribution, the Company and Lucent executed and delivered the Contribution and Distribution Agreement, and certain related agreements which are summarized below. This summary is qualified in all respects by the terms of the Contribution and Distribution Agreement and such related agreements.

  Contribution and Distribution Agreement

     Pursuant to the Contribution and Distribution Agreement, Lucent transferred to the Company substantially all of the assets, liabilities and operations associated with the Company's Businesses. The Contribution and Distribution Agreement, among other things, provides that, in general, the Company will indemnify Lucent for all liabilities relating to the Company's Businesses and for all contingent liabilities primarily relating to the Company's Businesses or otherwise assigned to the Company. In addition, the Contribution and Distribution Agreement provides that certain contingent liabilities not allocated to one of the parties will be shared by Lucent and the Company in prescribed percentages. The Contribution and Distribution Agreement also provides that each party will share specified portions of contingent liabilities based upon agreed percentages related to the business of the other party that exceed $50 million.

     The Company and Lucent are in discussions regarding certain matters associated with the Contribution and Distribution. The items in question relate primarily to the settlement of certain obligations with respect to the employees transferred to the Company by Lucent, receivables related to the Company's Businesses and other items related to the transfer of certain assets and liabilities by Lucent to the Company upon the Distribution. While the Company does not believe that the resolution of these open items will have a material adverse effect on the Company's results of operations, there can be no assurance that such resolution will not have a material adverse effect on the Company's financial position or cash flows.

                          AVAYA INC. AND SUBSIDIARIES

  Employee Benefits Agreement and Plans

     The Company and Lucent have entered into an Employee Benefits Agreement, pursuant to which the Company has created independent pension and other employee benefit plans that are substantially similar to Lucent's existing pension and other employee benefit plans. This agreement provides for the transfer of assets and liabilities of various existing Lucent pension and other employee benefit plans related to Lucent employees who transferred to the Company. Generally, Lucent has no liability or obligation to the Company's current employees and their beneficiaries under any of Lucent's benefit plans, programs or practices. Under the agreement, the Company will receive assets and liabilities of various existing Lucent pension and other employee benefit plans related to the employees for which the Company assumed responsibility.

  Federal, State and Local Tax Allocation Agreements

     The Company and Lucent have continued the existing State and Local Income Tax Allocation Agreement and the existing Federal Tax Allocation Agreement by and among Lucent and its subsidiaries. These tax agreements govern the allocation of state, local and federal income taxes for periods prior to and including the date of the Distribution.

  Tax Sharing Agreement

     The Company and Lucent have entered into a Tax Sharing Agreement, which governs the Company's and Lucent's respective rights, responsibilities and obligations after the Distribution with respect to taxes for the periods ending on or before the Distribution. Generally, pre-Distribution taxes that are clearly attributable to the business of one party will be borne solely by that party, and other pre-Distribution taxes will be shared by the parties based on a formula set forth in the Tax Sharing Agreement. In addition, the Tax Sharing Agreement addresses the allocation of liability for taxes that are incurred as a result of restructuring activities undertaken to implement the Distribution. If the Distribution fails to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code because of an acquisition of the Company's stock or assets, or some other actions of the Company, then the Company will be solely liable for any resulting corporate taxes.

  Global Purchase and Service Agreement

     The Company and Lucent have entered into a Global Purchase and Service Agreement under which the Company provides to Lucent products for internal use. These products include the Company's enterprise voice communications products as well as multi-service networking products. The agreement neither grants to the Company an exclusive right to provide Lucent any or all of these products or services, nor does it require the procurement of products or services from the Company by Lucent. The pricing terms of goods and services covered by the Global Purchase and Service Agreement reflect negotiated prices.

  General Sales Agreement and Microelectronics Product Purchase Agreement

     The Company and Lucent have entered into a General Sales Agreement and a Microelectronic Product Purchase Agreement, which govern transactions pursuant to which Lucent will provide its products and services that are not part of the businesses transferred to the Company pursuant to the Distribution. These agreements neither grant to Lucent an exclusive right to provide the Company with any or all products or services, nor require the procurement of products or services from Lucent by the Company. The pricing terms of goods and services covered by the General Sales Agreement and Microelectronics Product Purchase Agreement reflect negotiated prices.

                          AVAYA INC. AND SUBSIDIARIES

  Other Commercial Agreements

     In addition to the above listed agreements, the Company and Lucent have entered into a number of other commercial agreements to govern resale, subcontracting and original equipment manufacturing arrangements between Lucent and the Company. The pricing terms of the products, and services covered by the other commercial agreements reflect negotiated prices.

  Interim Services and Systems Replication Agreement

     The Company and Lucent have entered into an Interim Services and Systems Replication Agreement to provide each other, on an interim, transitional basis, with various data processing services, telecommunications services and corporate support services, including: accounting, financial management, information systems management, tax, payroll, legal, human resources administration, procurement and other general support. Furthermore, under the terms of this agreement, Lucent provides the Company with technical support for the Company's converged voice and data products for a specified period of time. Specific charges for such services are generally intended to allow the company providing services to recover direct costs plus expenses, without profit.

     The Interim Services and Systems Replication Agreement also provides for the replication and transfer of specified computer systems used for administrative support or used in the Company's Businesses or Lucent's retained businesses. The systems include specified hardware, software, data storage or maintenance and support components. Costs and expenses of purchasing hardware or obtaining software will be borne by the party purchasing the hardware or licensing the software.

  Real Estate Agreements

     Lucent and the Company have entered into various leases and sublease arrangements for the sharing of certain facilities for a transitional period on commercial terms. In the case of owned real estate to be leased, the lease terms are either two or three years, except that a limited number of leases may be terminated on 90 days' notice by the tenant. In the case of subleases or sub-subleases of property, the lease term generally coincides with the remaining term of the primary lease or sublease, respectively.

  Trademark License Agreement

     The Company and Lucent have entered into a Trademark License Agreement, pursuant to which the Company has rights, on a royalty-free basis, to continue to use the Lucent brand for specified transition periods following the Distribution.

  Patent Assignment

     Pursuant to the Patent Assignment, Lucent and its subsidiary, Lucent Technologies Guardian Corp., transferred to a subsidiary of the Company certain patents and patent applications held by Lucent and Lucent Technologies Guardian Corp. that relate principally to the Company's Businesses. Lucent retained ownership of all other patents and patent applications currently owned by Lucent.

  Technology Assignment and Joint Ownership Agreement

     The Company and Lucent executed and delivered assignments and other agreements, including the technology assignment, related to technology owned or controlled by Lucent and its subsidiaries prior to the Distribution. Technology includes copyrights, mask works and other intellectual property other than trademarks, trade names, service marks and patent rights. The technology assignment divides ownership of technology between the Company and Lucent, with each owning technology that was developed by or for, or

                          AVAYA INC. AND SUBSIDIARIES
purchased by, each company for their respective businesses. Certain specified technology is owned jointly by the Company and Lucent.

  Patent and Technology License Agreement

     The Company and Lucent have entered into a Patent and Technology License Agreement under which Lucent and the Company granted to each other under certain patents and technology, a nonexclusive, personal, nontransferable license to make, have made, use, lease, import, offer to sell, and sell any and all products and services of the businesses in which the licensed company, including specified related companies, is now or hereafter engaged. The cross-licenses also permit each company, subject to specified limitations, to have third parties make items under the other company's patents, as well as to pass through to customers certain rights under the other company's patents with respect to products and services furnished to customers by the licensed company.

  Development Project Agreement

     Lucent and the Company have entered into a Development Project Agreement governing their future commercial relationship under which Lucent's Bell Labs will perform certain development activities for the Company, and the Company will perform certain development activities for Lucent. Under this agreement, Bell Labs will perform specific research and development projects on a contract basis for the Company.

  Other Related Party Transactions

     Henry Schacht, who is a member of the Company's Board of Directors, is a managing director and senior advisor of an affiliate of an investor in the Company.

     During fiscal 2000, a privately held business, of which Mr. Schacht holds an 80% equity interest and of which his son is the controlling shareholder, purchased and paid for call center equipment and consulting services from the Company for a total of approximately $1.2 million. This business continues to purchase routine services from the Company on a time and materials basis.

16.  COMMITMENTS AND CONTINGENCIES

  Risks and Uncertainties

     The Company has no history operating as an independent company, and it may be unable to make the changes necessary to operate as a stand-alone business, or it may incur greater costs as a stand-alone company that may cause its profitability to decline. Prior to the Distribution, the Company's business was operated by Lucent as a segment of its broader corporate organization rather than as a separate stand-alone company. Lucent assisted the Company by providing financing, particularly of acquisitions, as well as providing corporate functions such as identifying and negotiating acquisitions, and legal and tax functions. Following the Distribution, Lucent has no obligation to provide assistance to the Company other than the interim and transitional services.

  Legal Proceedings

     From time to time the Company is involved in legal proceedings arising in the ordinary course of business. Other than as described below, the Company believes there is no litigation pending that should have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

     Three separate purported class action lawsuits are pending against Lucent in state court in New York and West Virginia and in federal court in California. The case in New York was filed in January 1999, and after

                          AVAYA INC. AND SUBSIDIARIES
being dismissed, was re-filed in September 2000. The case in West Virginia was filed in April 1999 and the case in California was filed in June 1999. The Company may be named a party to these actions and has assumed the obligations of Lucent for these cases under the Contribution and Distribution Agreement. All three actions are based upon claims that Lucent sold products that were not Year 2000 compliant, meaning that the products were designed and developed without considering the possible impact of the change in the calendar from December 31, 1999 to January 1, 2000. The complaints allege that the sale of these products violated statutory consumer protection laws and constituted breaches of implied warranties. A class has not been certified in any of the three cases, and to the extent a class is certified in any of the cases, the Company expects that class to constitute those enterprises that purchased the products in question. The complaints seek, among other remedies, compensatory damages, punitive damages and counsel fees in amounts that have not yet been specified. Although the Company believes that the outcome of these actions will not adversely affect its financial position, results of operations or cash flows, if these cases are not resolved in a timely manner, they will require expenditure of significant legal costs related to their defense.

     From time to time the Company is subject to unfair labor charges filed by the unions representing its employees with the National Labor Relations Board. For example, Region 6 of the National Labor Relations Board, which is located in Pittsburgh, Pennsylvania, has issued a complaint alleging that Lucent has refused to bargain over the outsourcing of certain of its manufacturing activities. In that proceeding, which will be held before an administrative law judge in Region 6 of the National Labor Relations Board, the General Counsel of the National Labor Relations Board will act as prosecutor and the charging party, the International Brotherhood of Electrical Workers System Council EM-3, which is the union representing the workers at the manufacturing facilities in question, will be an interested party entitled to participate in the proceeding. Because the complaint relates to some of the manufacturing facilities that were transferred to the Company as part of the Distribution, the Company may be named a party to this action.

     The union alleges that Lucent did not provide relevant information relating to the outsourcing of bargaining unit work, specifically the outsourcing of circuit packs. The union also claims that Lucent bargained in bad faith during 1998 by withholding its intention to outsource the circuit pack production. Moreover, the union alleges that Lucent has failed to bargain in good faith over its decision to outsource certain of its manufacturing operations.

     The complaint seeks as remedies for the alleged unlawful conduct, which Lucent denies in its entirety, a possible return of the outsourced work to the bargaining unit and/or back pay for affected employees. The amounts of back pay sought, if any, is not determinable at this time. The complaint also provides that the National Labor Relations Board may potentially seek injunctive relief if Lucent pursues its current plans to outsource additional bargaining unit work. If the Company is unsuccessful in resolving these charges, as they relate to the Company, the Company's operations may be disrupted, the initiative to outsource substantially all manufacturing may be delayed or prohibited, or the Company may incur additional costs that may decrease profitability.

     In April 1998, a class action was filed against Lucent in state court in New Jersey, alleging that Lucent improperly administered a coupon program resulting from the settlement of a prior class action. The plaintiffs allege that Lucent improperly limited the redemption of the coupons from dealers by not allowing them to be combined with other volume discount offers, thus limiting the market for the coupons. The Company has assumed the obligations of Lucent for these cases under the Contribution and Distribution Agreement. The complaint alleges breach of contract, fraud and other claims and the plaintiffs seek compensatory and consequential damages, interest and attorneys' fees. The state court has recently certified a class in this action. There can be no assurance that this case will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

     In November 2000, three purported class actions were filed against Lucent in the Federal District Court for the District of New Jersey alleging violations of the federal securities laws as a result of the facts disclosed

                          AVAYA INC. AND SUBSIDIARIES
in Lucent's announcement on November 21, 2000 that it had identified a revenue recognition issue affecting its financial results for the fourth quarter of fiscal 2000. The actions purport to be filed on behalf of purchasers of Lucent common stock during the period from October 10, 2000 (the date Lucent originally reported its financial results) through November 21, 2000. The Company understands that Lucent has not yet been served with the complaints in these cases. Lucent has not yet answered the complaints and a class has not yet been certified in the actions.

     The above actions will most likely be consolidated with other purported class actions filed against Lucent on behalf of shareholders in January 2000. Those January 2000 actions have been consolidated and are pending in the Federal District Court for the District of New Jersey. The plaintiffs allege that they were injured by reason of certain alleged false and misleading statements made by Lucent in violation of the federal securities laws. The consolidated cases were initially filed on behalf of shareholders of Lucent who bought Lucent common stock between October 26, 1999 and January 6, 2000, but the consolidated complaint has recently been amended to include purported class members who purchased Lucent common stock up to November 21, 2000. A class has not yet been certified in the consolidated actions. The plaintiffs in all these shareholder class actions seek compensatory damages plus interest and attorneys' fees.

     Any liability incurred by Lucent in connection with these shareholder class action cases may be deemed a shared contingent liability under the Contribution and Distribution Agreement and as a result, the Company would be responsible for 10% of any such liability in excess of $50 million. All of these cases are in the early stages of litigation and an outcome cannot be predicted, and as a result, there can be no assurance that these cases will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

  Environmental Matters

     The Company is subject to a wide range of governmental requirements relating to employee safety and health and to the handling and emission into the environment of various substances used in its operations. The Company is subject to certain provisions of environmental laws, particularly in the United States, governing the cleanup of soil and groundwater contamination. Such provisions impose liability for the costs of investigating and remediating releases of hazardous materials at currently or formerly owned or operated sites of the Company. In certain circumstances, this liability may also include the cost of cleaning up historical contamination, whether or not caused by the Company. The Company is currently conducting investigation and/or cleanup of known contamination at approximately five of the Company's facilities either voluntarily or pursuant to government directives.

     It is often difficult to estimate the future impact of environmental matters, including potential liabilities. The Company has established financial reserves to cover environmental liabilities where they are probable and reasonably estimable. Reserves for estimated losses from environmental matters are, depending on the site, based primarily upon internal or third-party environmental studies and the extent of contamination and the type of required cleanup. Although the Company believes that its reserves are adequate to cover known environmental liabilities, there can be no assurance that the actual amount of environmental liabilities will not exceed the amount of reserves for such matters or will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                          AVAYA INC. AND SUBSIDIARIES

  Leases

     The Company leases land, buildings and equipment under agreements that expire in various years through 2019. Rental expense under operating leases was $176 million, $146 million and $94 million for the years ended September 30, 2000, 1999 and 1998, respectively. The table below shows the future minimum lease payments due under non-cancelable operating leases at September 30, 2000.

            YEAR ENDED SEPTEMBER 30,
------------------------------------------------
             (DOLLARS IN MILLIONS)
                                   LATER
2001   2002   2003   2004   2005   YEARS   TOTAL
----   ----   ----   ----   ----   -----   -----
$139   $105   $72    $52    $36    $265    $669

     The Company also has sales-type and direct financing leases for certain products. Lease payment receivables under such agreements were $35 million and $43 million as of September 30, 2000 and 1999, respectively. The table below shows the future minimum lease payments to be received under sales-type and direct financing leases at September 30, 2000.

            YEAR ENDED SEPTEMBER 30,
------------------------------------------------
             (DOLLARS IN MILLIONS)
                                   LATER
2001   2002   2003   2004   2005   YEARS   TOTAL
----   ----   ----   ----   ----   -----   -----
$11     $9     $7     $4     $3     $1      $35

17.  QUARTERLY INFORMATION (UNAUDITED)

                                                            FISCAL YEAR QUARTERS
                                              ------------------------------------------------
                                              FIRST     SECOND    THIRD     FOURTH      TOTAL
                                              ------    ------    ------    ------      ------
                                              (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED SEPTEMBER 30, 2000
Revenue.....................................  $1,845    $1,934    $1,885    $2,016      $7,680
Gross margin................................     868       822       822       823       3,335
Net income (loss)...........................      69        66        33      (543)(1)    (375)
Earnings (loss) per share -- Basic..........  $ 0.26    $ 0.25    $ 0.12    $(1.95)     $(1.39)
Earnings (loss) per share -- Diluted........  $ 0.25    $ 0.24    $ 0.12    $(1.95)     $(1.39)

YEAR ENDED SEPTEMBER 30, 1999
Revenue.....................................  $1,894    $1,938    $2,038    $2,398(2)   $8,268
Gross margin................................     840       841       939     1,084       3,704
Net income (loss) before cumulative effect
  of accounting change......................       4       (34)       87       129         186
Cumulative effect of accounting change(3)...      96        --        --        --          96
Net income (loss)...........................     100       (34)       87       129         282

Earnings (loss) per share -- Basic:
  Income (loss) before cumulative effect of
     accounting change......................  $ 0.02    $(0.13)   $ 0.34    $ 0.49      $ 0.72
  Cumulative effect of accounting change....    0.37        --        --        --        0.37
                                              ------    ------    ------    ------      ------
  Net income (loss) attributable to common
     shareowners............................  $ 0.39    $(0.13)   $ 0.34    $ 0.49      $ 1.09

                          AVAYA INC. AND SUBSIDIARIES

                                                            FISCAL YEAR QUARTERS
                                              ------------------------------------------------
                                              FIRST     SECOND    THIRD     FOURTH      TOTAL
                                              ------    ------    ------    ------      ------
                                              (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Earnings (loss) per share -- Diluted:
  Income (loss) before cumulative effect of
     accounting change......................  $ 0.01    $(0.13)   $ 0.32    $ 0.46      $ 0.68
  Cumulative effect of accounting change....    0.36        --        --        --        0.35
                                              ------    ------    ------    ------      ------
  Net income (loss) attributable to common
     shareowners............................  $ 0.37    $(0.13)   $ 0.32    $ 0.46      $ 1.03

---------------
(1) In September 2000, the Company recorded a pre-tax charge of $684 million for business restructuring and related charges.

(2) In 1999, the Company sold equipment, which was previously rented to customers for $97 million. The equipment had a net book value of approximately $2 million and consisted predominantly of discontinued product lines.

(3) Effective October 1, 1998, the Company changed its method for calculating the market-related value of plan assets used in determining the expected return-on-asset component of annual net pension and postretirement benefit costs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Our board of directors is divided into three classes. Jeffrey A. Harris and Franklin A. Thomas are Class 1 directors, with terms expiring at the annual meeting of shareowners to be held after the end of fiscal 2001, Henry B. Schacht and Daniel C. Stanzione are Class 2 directors with terms expiring at the annual meeting of shareowners to be held after the end of fiscal 2002 and Patricia F. Russo and Donald K. Peterson are the Class 3 directors, with terms expiring at the annual meeting of shareowners to be held after the end of fiscal 2003. Commencing with the annual meeting of shareowners to be held after the end of fiscal 2001, directors for each class will be elected at the annual meeting of shareowners held in the year in which the term for such class expires and thereafter will serve for a term of three years.

     As a result of the equity investment in us by Warburg, Pincus Equity Partners, L.P. and related investment funds, these investors are entitled to designate for election one individual to our board of directors and to have one observer attend meetings of our board of directors as long as the investors and their permitted transferees maintain ownership of a combination of shares of our Series B convertible participating preferred stock and common stock that, in the aggregate, on an as-converted basis, represent at least 50% of the shares of our common stock initially issuable on conversion of all the shares of Series B convertible participating preferred stock purchased by them.

     The following table sets forth information as to persons who serve as our directors or executive officers.

NAME                                   AGE    POSITION
----                                   ---    --------
Patricia F. Russo....................  48     Chairman
Donald K. Peterson...................  51     Vice Chairman, President and Chief Executive Officer
Pamela F. Craven.....................  47     Vice President, General Counsel and Secretary
Michael A. Dennis....................  41     Vice President of Worldwide Operations and Services
David P. Johnson.....................  40     Vice President of Worldwide Sales
Karyn Mashima........................  47     Vice President of Global Strategy and Technology
Garry K. McGuire Sr..................  54     Chief Financial Officer
Jeffrey A. Harris....................  45     Director
Henry B. Schacht.....................  66     Director
Daniel C. Stanzione..................  55     Director
Franklin A. Thomas...................  66     Director

     Patricia F. Russo has been the Chairman of our board of directors since December 2000. From October 1999 until August 2000, Ms. Russo was the Executive Vice President and Chief Executive Officer of Lucent's Service Provider Networks Group and was the Executive Vice President, Corporate Operations of Lucent from December 1996 until October 1999. From 1992 until December 1996, she was the President of Lucent's Business Communications Group, whose businesses comprised many of the businesses contributed to us in connection with the distribution. Ms. Russo is a director of Schering Plough Corporation, Xerox Corporation, New Jersey Manufacturers and Georgetown University.

     Donald K. Peterson has been the Vice Chairman of our board of directors since November 2000 and our President and Chief Executive Officer and a director since the distribution. Mr. Peterson was the Executive Vice President and Chief Executive Officer of Lucent's Enterprise Networks Group from March 1, 2000 until the distribution. He was Executive Vice President and Chief Financial Officer for Lucent from February 1996 until March 1, 2000. He joined AT&T in 1995 and moved to Lucent following its spin-off in 1996. While at AT&T, Mr. Peterson held the positions of Vice President and Chief Financial Officer of the AT&T

Communications Services Group from September 1995 until January 1996. Prior to that time, Mr. Peterson held various senior executive positions at Northern Telecom Inc., where he worked from 1976 through September 1995. His responsibilities included President of Nortel Communications Systems, Inc., from January 1993 to September 1995, Vice President of Finance of Northern Telecom Inc., from January 1991 to January 1993, and Group Vice President of Northern Telecom Inc., from September 1987 to January 1991.

     Pamela F. Craven has been our Vice President, General Counsel and Secretary since the distribution. Mrs. Craven was a director of Avaya from its inception until the distribution and was Vice President, General Counsel and Secretary of Lucent's Enterprise Networks Group from March 2000 until the distribution. Mrs. Craven served as Vice President, Law and Secretary for Lucent from February 1, 1999 to April 2000. She joined AT&T in 1992 and moved to Lucent following its spin-off in 1996. Mrs. Craven held the position of Vice President, Law and Assistant Secretary for Lucent until January 1999. At AT&T, Mrs. Craven served as a General Attorney responsible for mergers and acquisitions.

     Michael A. Dennis has been our Vice President of Worldwide Operations and Services since the distribution. Mr. Dennis was Vice President of U.S. Services for Lucent's Enterprise Networks Group from April 2000 until the distribution. He joined AT&T in July 1981 and moved to Lucent following its spin-off in 1996. Mr. Dennis has held various positions at Lucent including Sales Vice President and Field Services Vice President. At AT&T, Mr. Dennis held various positions including General Manager of Global Business Communications Systems.

     David P. Johnson has been our Vice President of Worldwide Sales since the distribution. Mr. Johnson was Vice President of Worldwide Sales for Lucent's Enterprise Networks Group from April 2000 until the distribution. He joined AT&T in 1982 and moved to Lucent following its spin-off in 1996. Mr. Johnson has held various positions at Lucent, including International President of Enterprise Networks and Regional President of Asia/Pacific Region. At AT&T, Mr. Johnson served as Regional President of the Asia/Pacific Region and as Strategic Marketing Director.

     Karyn Mashima has been our Vice President of Global Strategy and Technology since the distribution. Ms. Mashima was Vice President of Strategy and Technology for Lucent's Enterprise Networks Group from March 2000 until the distribution. She joined AT&T in 1994 and moved to Lucent following its spin-off in 1996. Ms. Mashima has held various positions at Lucent, including Vice President of Advanced Multi-Media Communications Systems, Vice President of the Enterprise Systems Group and Vice President and Chief Technical Officer.

     Garry K. McGuire Sr., has been our Chief Financial Officer since the distribution. Mr. McGuire was Chief Financial Officer for Lucent's Enterprise Networks Group from May 2000 until the distribution. Mr. McGuire was a consultant to Kleiner, Perkins, Caufield and Byers/Broadband Office from August 1999 to December 1999. He was President and Chief Executive Officer of Williams Communications Solutions, LLC, from April 1997 to July 1999, and was President of Nortel Communications Systems, LLC, from September 1995 until April 1997. Prior to that, Mr. McGuire served as President of Bell Atlantic Meridian Systems from January 1995 to September 1995.

     Jeffrey A. Harris has been a director since October 2000. Mr. Harris has been a Member and Managing Director of Warburg, Pincus & Company, LLC and a general partner of Warburg, Pincus & Co. since 1988, where he has been employed since 1983. Mr. Harris is a director of ECsoft Group PLC, Industri-Matematik International Corp., Knoll Inc. and Spinnaker Exploration Inc., as well as several privately held companies. Mr. Harris was designated for election to our board by Warburg, Pincus Equity Partners, L.P. and related investment funds pursuant to the terms of those investors' equity investment in us.

     Henry B. Schacht has been a director since the distribution. From October 1, 2000 until October 23, 2000, Mr. Schacht served as the Chairman of our board of directors. Mr. Schacht has been Chairman and Chief Executive Officer of Lucent since October 23, 2000. Mr. Schacht has been a director for Lucent since February 1996. He was Chairman of the Lucent board of directors from February 1996 to February 1998 and Chief Executive Officer of Lucent from February 1996 until October 1997. Mr. Schacht also served as Senior Advisor to Lucent from February 1998 to February 1999. Mr. Schacht was a director of Cummins Engine

Company, Inc. from 1977 to April 2000, and was Chief Executive Officer of Cummins from 1973 to 1994 and Chairman of the Board for Cummins from 1977 to 1995. Mr. Schacht was a member of the AT&T Corp. board of directors from 1981 until taking office with Lucent in 1996 prior to its spin-off from AT&T. Mr. Schacht is a managing director and senior advisor of Warburg, Pincus and Company, LLC., and a director of The Chase Manhattan Corporation and the Chase Manhattan Bank, N.A., Alcoa, Inc., Johnson and Johnson Corporation, Knoll Inc. and the New York Times Company.

     Daniel C. Stanzione has been a director since the distribution. Dr. Stanzione has served as Special Advisor to the Chairman of Lucent since October 1999. He served as Chief Operating Officer of Lucent from November 1997 to October 1999 and as the President of Bell Laboratories at Lucent from March 1996 to October 1999. Dr. Stanzione previously served as President of Network Systems at Lucent from March 1996 to October 1997, as President of Network Systems at AT&T from January 1996 to March 1996, and as President of AT&T Bell Laboratories from January 1995 to March 1996. Dr. Stanzione is currently a director of Quest Diagnostics, Inc.

     Franklin A. Thomas has been a director since the distribution. Mr. Thomas has been a director of Lucent since January 1996. Mr. Thomas also currently serves as a consultant to the TFF Study Group, a position he has held since 1996. Mr. Thomas was President of the Ford Foundation between 1979 and 1996. Mr. Thomas is currently a director of Alcoa Inc., Citigroup, N.A., Conoco Inc., Cummins Engine Company Inc., Lucent and PepsiCo Inc.

ANNUAL MEETING

     Our first annual meeting of shareowners after the distribution is expected to be held after the end of fiscal 2001. The annual meeting will be held at our principal office or at such other place or by electronic means as permitted by Delaware law and on such date as may be fixed from time to time by resolution of our board of directors.

COMMITTEES OF THE BOARD OF DIRECTORS

     We are managed under the direction of our board of directors. Our board of directors has established an audit and finance committee and a corporate governance and compensation committee.

  Audit and Finance Committee

     Messrs. Harris and Thomas and Dr. Stanzione comprise our audit and finance committee. Mr. Harris serves as chairman of the audit and finance committee. This committee meets with our management periodically to consider the adequacy of our internal controls and the objectivity of our financial reporting. This committee also meets with the independent auditors and with our own appropriate financial personnel and internal auditors regarding these matters. Both the independent auditors and the internal auditors regularly meet privately with this committee and have unrestricted access to this committee. The audit and finance committee recommends to our board of directors the appointment of the independent auditors. The audit and finance committee reviews our financing plans and reports recommendations to our full board for approval and to authorize action.

  Corporate Governance and Compensation Committee

     Messrs. Harris and Thomas and Dr. Stanzione comprise our corporate governance and compensation committee. Mr. Thomas serves as chairman of the corporate governance and compensation committee. The functions of this committee include recommending to our full board of directors nominees for election as directors, making recommendations to our board of directors from time to time as to matters of corporate governance, administering management incentive compensation plans, establishing the compensation of officers and reviewing the compensation of directors.

     This committee will consider qualified candidates for director suggested by shareowners in written submissions to our corporate secretary.

DIRECTOR COMPENSATION

     Commencing on or about March 1, 2001, the chairman of our board of directors will receive an annual retainer of $200,000 and all non-employee directors will receive an annual retainer of $100,000, except Mr. Schacht will receive the retainer described below. On October 2, 2000, each non-employee director except Mr. Schacht received an inaugural grant of an option to purchase 7,111 shares of our common stock at a price per share of $21.0938.

     For his service in helping to establish Avaya as an independent public company during the period from our inception in March 2000 through the distribution and his service as our chairman during the period from the distribution until October 23, 2000, Mr. Schacht received, on October 2, 2000, an inaugural grant of an option to purchase 14,222 shares of our common stock, at a price per share of $21.0938, on October 4, 2000, a grant of an option to purchase 300,000 shares of our common stock at a price per share of $14.8438 and will receive a retainer of $200,000 on or about March 1, 2001.

     Upon her election as chairman of our board of directors, Ms. Russo received a grant of an option to purchase 23,645 shares of our common stock at a price per share of $12.6875.

     The chair of each committee will receive an additional annual retainer of $10,000. Directors will not receive separate meeting fees. Directors must elect to receive between 50% and 100% of their retainers in our common stock or an option to purchase our common stock or a combination of common stock and an option. Any remaining amount may be paid in cash, but shall not exceed 50% of the retainer. If a director elects to receive an option, the number of shares purchaseable under the option will be determined pursuant to the following formula:

Number of shares   = 3 x       Dollar value of retainer taken as an option
                          -----------------------------------------------------
                            fair market value of our common stock on date of
                                                  grant

     The exercise price per share under the option will be the fair market value of a share on the date of grant. Options will generally become exercisable on the six-month anniversary of the date of grant and have a 10-year term. Directors may defer all or a portion of their retainers under our deferred compensation plan.

     We also provide non-employee directors with travel accident insurance when traveling on our business.

ITEM 11. EXECUTIVE COMPENSATION

     The compensation of our executive officers is approved by our corporate governance and compensation committee of our board of directors. The compensation of the executive and other officers consists principally of base salary, semi-annual cash bonus and long-term equity-based incentive compensation.

     Salaries of executive officers are based, among other factors, on our corporate governance and compensation committee's assessment of the executive's responsibilities, experience and performance and the competitive environment for attracting and retaining executives.

     Cash bonuses for executive officers will be assessed and awarded twice during each fiscal year and will be based on individual and corporate performance for two six-month periods. The assessment of an executive officer's individual performance will be based on factors including their contribution toward financial performance (including revenue and expense), people management and process improvement. The assessment of corporate performance will be based on our return on sales and revenue growth.

     Our equity-based awards consist principally of stock options and restricted stock unit awards which are granted from time to time under our 2000 Long Term Incentive Plan. Our corporate governance and compensation committee bases grants of stock-based awards on various factors, including competitive practice, the executive officer's ability to contribute to our future services and the other elements of the executive's compensation.

     Although certain of the individuals who serve as our executive officers were performing services in connection with our businesses during fiscal 2000, those individuals were employed by Lucent during such period, were not dedicated exclusively to our businesses, and, in fact, devoted substantial time and effort to other Lucent businesses or to the Lucent organization in general. Accordingly, no information on the compensation of executive officers for periods prior to September 30, 2000 is reported. Our Annual Report on Form 10-K for fiscal year 2001 will contain information on compensation paid to our executive officers in fiscal year 2001.

     We describe below the current compensation arrangements for our chief executive officer and our four other most highly compensated executive officers, as measured by their base salaries, calculated on an annualized basis, and target bonus amounts. In connection with the current compensation arrangements for our executive officers described below:

     - base salary represents the executive officer's current base salary on an annualized basis.

     - target bonus percentage represents the targeted percentage of annual base salary payable in the form of a bonus for the fiscal year ending September 30, 2001. Such percentage may be adjusted upward or downward based on the factors described above.

     The current compensation for our chief executive officer and our four other most highly compensated officers is as follows:

     - Donald K. Peterson, our Vice Chairman, President and Chief Executive Officer, currently receives a base salary equal to $900,000 on an annualized basis. Mr. Peterson's targeted bonus percentage is 125%.

     - Garry K. McGuire Sr., our Chief Financial Officer, currently receives a base salary equal to $425,000 on an annualized basis. Mr. McGuire's targeted bonus percentage is 85%.

     - David P. Johnson, our Vice President of Worldwide Sales, currently receives a base salary equal to $350,000 on an annualized basis. Mr. Johnson's targeted bonus percentage is 75%.

     - Karyn Mashima, our Vice President of Global Strategy and Technology, currently receives a base salary equal to $350,000 on an annualized basis. Ms. Mashima's targeted bonus percentage is 75%.

     - Michael A. Dennis, our Vice President of Worldwide Operations and Services, currently receives a base salary of $350,000 on an annualized basis. Mr. Dennis' targeted bonus percentage is 75%.

STOCK OPTIONS AND RESTRICTED STOCK UNITS

     During the fiscal year ended September 30, 2000, none of the officers listed above were granted options to purchase our common stock or restricted stock units. Pursuant to the Employee Benefits Agreement, all Lucent stock options and restricted stock units held by such officers which were unvested and outstanding as of the distribution were converted, immediately after the distribution, into options to purchase Avaya common stock or Avaya restricted stock units.

PENSION PLANS

     Prior to the distribution, most of our U.S. salaried employees, including executive officers, were participants in Lucent's retirement income plan. Effective at the time of the distribution, we adopted a retirement income plan that replicates, in all material respects, the Lucent retirement income plan, and that is a non-contributory pension plan which covers salaried employees, including the executive officers. We have also adopted a non-contributory supplemental pension plan that replicates in all material respects Lucent's supplemental pension plans. The following is a summary description of the terms of our retirement income plan and our supplemental pension plan.

     Participants were given full credit under our retirement income plan for service and compensation accrued under the Lucent retirement income plan. Under our retirement income plan, annual pensions are computed on an modified career average pay basis. A participant's modified career average pay will be equal to 1.4% of the sum of the individual's:

     - average annual pay for the five years ending December 31, 1998, excluding the annual bonus award paid in December 1997, times the number of years of service prior to January 1, 1999;

     - pay subsequent to December 31, 1998; and

     - annual bonus award paid in December 1997.

     The normal retirement age under our retirement income plan is 65. However, employees who are at least age 50 with at least 15 years of service can retire with reduced benefits. If an employee's age is at least 50 and, when added to service, is equal to or greater than 75, the employee may retire with unreduced pension benefits. A reduction equal to 3% is made for each year age plus service is less than 75. Pension amounts under our retirement income plan are not subject to reductions for social security benefits or other offset amounts.

     Average annual pay includes base salary and annual bonus awards. However, federal laws place limitations on compensation amounts that may be included under this plan. In 2000, up to $170,000 in eligible base salary and annual bonus could be included in the calculation under this plan.

     Pension amounts based on our retirement income plan formula which exceed the applicable limitations are paid under our supplemental pension plan. Compensation and benefit amounts which exceed the applicable federal limitations are taken into account, and pension amounts related to annual bonus awards payable to executive officers are paid, under our supplemental pension plan. This plan is a non-contributory plan, and will use the same modified career average pay formula and eligibility rules as our retirement income plan to provide supplemental pension benefits to our salaried employees, including our executive officers.

     Our supplemental pension plan will provide executive officers and other of our eligible employees with minimum pensions. Eligible retired executive officers and surviving spouses may receive an annual minimum pension equal to 15% of the sum of final base salary plus annual bonus awards. This minimum pension is offset by amounts received by plan participants as pensions under all our pension plans.

     Pursuant to the terms of an arrangement provided by AT&T and assumed by Lucent and, at the time of the distribution, by us, Mr. Peterson is also entitled to a supplemental pension benefit under our supplemental pension plan. This benefit is available to certain salaried employees who were hired generally at or over age 35 and who terminate with at least five years service at an employment level defined in the supplemental plan. This plan provides additional pension credits equal to the difference between age 35 and the maximum possible years of service attainable at age 65, but not to exceed actual net credited service, at one-half the rate in our retirement income plan.

     It is anticipated that some of our non-qualified executive benefit plans will be supported by a benefits protection trust, the assets of which will be subject to the claims of our creditors. In the event of a change in control or a potential change in control of our company, certain additional funds might be required to be contributed to such trust to support benefits under such plans.

AVAYA INC. 2000 LONG TERM INCENTIVE PLAN

     We have adopted the Avaya Inc. 2000 Long Term Incentive Plan, for the benefit of our executive officers and some of our other employees. The plan is distinct from any other broad-based plan that we have adopted or may adopt for the grant of stock options to our employees more generally. In order to ensure that compensation paid pursuant to the 2000 Long Term Incentive Plan can qualify as "performance-based compensation" not subject to the limitation on deductibility of executive compensation in excess of $1 million, we intend to seek shareowner approval of the 2000 Long Term Incentive Plan at our annual meeting of shareowners to be held after the end of fiscal 2001.

     The following description of the 2000 Long Term Incentive Plan is qualified by reference to the full text thereof, a copy of which is incorporated by reference as an exhibit to this Annual Report on Form 10-K.

  Awards

     The 2000 Long Term Incentive Plan provides for the grant of incentive stock options that qualify under Section 422 of the Code and non-statutory stock options, stock appreciation rights, restricted stock awards, performance awards, dividend equivalents and other stock unit awards, as such terms are defined in the 2000 Long Term Incentive Plan. To date, 94 participants have received awards under the 2000 Long Term Incentive Plan.

     Shares Available

     The total number of shares of our common stock available for awards granted under the 2000 Long Term Incentive Plan is 25 million shares. During the five-year term of the plan, no more than 2 million shares of our common stock will be available for the grant of incentive stock options. No individual may be granted awards with respect to more than 5 million shares of our common stock over the five-year term of the plan.

     Any shares issued by us through the assumption or substitution of outstanding grants from Lucent or an acquired company do not reduce the number of shares of our common stock available for grants under the 2000 Long Term Incentive Plan. Any shares of our common stock issued under the 2000 Long Term Incentive Plan, including in connection with substitute awards may consist, in whole or in part, of authorized and unissued shares of our common stock or treasury shares of our common stock or shares of our common stock purchased in the open market. If any shares of our common stock subject to any award are forfeited or such award otherwise terminates without the issuance of such shares of our common stock or of other consideration in lieu of such shares, the shares of our common stock subject to such award, to the extent of any such forfeiture or termination, will again be available for grant under the 2000 Long Term Incentive Plan. In the event of any merger, reorganization, consolidation, recapitalization, stock dividend, or other change in corporate structure affecting the shares of our common stock, such adjustment will be made in the aggregate number and class of shares of our common stock which may be delivered under the 2000 Long Term Incentive Plan, in the individual limit described above, in the number, class and option price of shares of our common stock subject to outstanding options thereunder, and in the value of, or number or class of shares of our common stock subject to, awards as may be determined to be appropriate by the corporate governance and compensation committee, in its sole discretion; provided that the number of shares of our common stock subject to any award will always be a whole number.

     Plan Administration

     The members of our corporate governance and compensation committee administer the 2000 Long Term Incentive Plan.

     Options; Stock Appreciation Rights

     Options to purchase shares of our common stock may be granted under the 2000 Long Term Incentive Plan, either alone or in addition to other awards. Except in the case of substitute awards, the purchase price per share of our common stock purchasable under an option will be determined by our corporate governance and compensation committee, in its sole discretion; provided that such purchase price will not be less than the fair market value, as defined in the 2000 Long Term Incentive Plan, of a share of our common stock on the date of the grant of the option. The term of each option will be fixed by our corporate governance and compensation committee in its sole discretion; provided that no incentive stock option will be exercisable after the expiration of 10 years from the date the option is granted. Options will be exercisable at such time or times as determined by our corporate governance and compensation committee at or subsequent to grant. Subject to the other provisions of the 2000 Long Term Incentive Plan and any applicable award agreement, any option may be exercised by the participant in such form or forms, including, without limitation, payment by delivery of cash, shares of our common stock or other consideration including, where permitted by law and our corporate governance and compensation committee, awards having a fair market value on the exercise date equal to the total option price, or by any combination of cash, shares of our common stock and other consideration as our corporate governance and compensation committee may specify in the applicable award agreement.

     As of the time of the grant, the aggregate fair market value of the shares of our common stock with respect to which incentive stock options held by any participant become exercisable for the first time by such participant during any calendar year under the 2000 Long Term Incentive Plan, including under any of our other benefit plans or of any of our parent or subsidiary corporations, will not exceed $100,000 or, if different, the maximum limitation in effect at the time of grant under Section 422 of the Internal Revenue Code, or any successor provision, and any regulations promulgated thereunder. In its sole discretion, our corporate governance and compensation committee may provide, at the time of grant, that the shares of common stock to be issued upon an option's exercise will be in the form of restricted stock or other similar securities, or may reserve the right so to provide after the time of grant. Upon termination of employment, other than for death, disability or retirement, a participant forfeits all unexercisable options and may exercise all exercisable options within 90 days following such termination, except that, if such termination is the result of some actions initiated by us, the participant may exercise a portion of the previously unexercisable options within such 90 day period.

     Stock appreciation rights may be granted to participants either alone or in addition to other awards and may, but need not, relate to a specific option. Any stock appreciation rights related to an option other than an incentive stock option may be granted at the same time such option is granted or at any time thereafter before exercise or expiration of such option. Any stock appreciation right related to an incentive stock option must be granted at the same time such option is granted. In the case of any stock appreciation right related to any option, the stock appreciation right or applicable portion thereof will terminate and no longer be exercisable upon the termination or exercise of the related option, except that any stock appreciation right granted with respect to less than the full number of shares of our common stock covered by a related option will not be reduced except to the extent that the number of shares of our common stock affected by the exercise or termination of the related option exceeds the number of shares of our common stock not covered by the stock appreciation right. Any option related to any stock appreciation right will no longer be exercisable to the extent the related stock appreciation right has been exercised. Our corporate governance and compensation committee may impose such conditions or restrictions on the exercise of any stock appreciation right as it may deem appropriate.

     Performance Shares of Common Stock

     Performance-based equity awards may be issued to participants, for no cash consideration or for such minimum consideration as may be required by applicable law, either alone or in addition to other awards granted under the 2000 Long Term Incentive Plan. The performance criteria to be achieved during any performance period under the 2000 Long Term Incentive Plan and the length of the performance period will be determined by our corporate governance and compensation committee upon the grant of each performance award. Performance awards will generally be distributed only after the end of the relevant performance period. Performance awards may be paid in cash, shares of our common stock, other property or any combination thereof, in the sole discretion of our corporate governance and compensation committee at the time of payment. Performance awards may be paid in a lump sum or in installments following the close of the performance period.

     Other Stock Unit Awards

     Other awards of shares of common stock and other awards that are valued in whole or in part by reference to, or are otherwise based on, shares of our common stock or other property may be granted to participants, either alone or in addition to other awards. Other stock unit awards may be paid in shares of our common stock, other securities, cash or any other form of property as the corporate governance and compensation committee may determine. Our corporate governance and compensation committee may impose these conditions or restrictions on the exercise of any other stock award as the committee may deem appropriate.

     Shares of our common stock, including securities convertible into shares of our common stock, subject to other stock unit awards may be issued for no cash consideration or for such minimum consideration as may be required by applicable law; shares of our common stock, including securities convertible into such shares of our common stock purchased pursuant to such a purchase right will be purchased for such consideration as our corporate governance and compensation committee may, in its sole discretion, determine, which except in the case of substitute awards will not be less than the fair market value of such shares of our common stock or other securities as of the date such purchase right is awarded.

     Restricted Shares of Common Stock

     Restricted stock awards may be issued to participants, for no cash consideration or for such minimum consideration as may be required by applicable law, either alone or in addition to other awards granted under the 2000 Long Term Incentive Plan. Except as otherwise determined by our corporate governance and compensation committee at the time of grant, upon termination of employment for any reason during the restriction period, all restricted stock awards still subject to restriction will be forfeited by the participant and reacquired by us.

     Change in Control

     The 2000 Long Term Incentive Plan generally provides that, unless our corporate governance and compensation committee determines otherwise at the time of grant with respect to a particular award, in the event of a change in control,

     - any options and stock appreciation rights outstanding as of the date the change in control is determined to have occurred will become fully exercisable and vested;

     - the restrictions and deferral limitations applicable to any restricted stock awards will lapse;

     - all performance awards will be considered to be earned and payable in full, and any deferral or other restriction will lapse and such performance awards will be immediately settled or distributed; and

     - the restrictions and deferral limitations and other conditions applicable to any other stock unit awards or any other awards will lapse, and such other stock unit awards or other awards will become free of all restrictions, limitations or conditions and become fully vested and transferable.

     The 2000 Long Term Incentive Plan defines change in control to mean, generally:

     - an acquisition by any individual, entity or group of beneficial ownership of 20% or more of either the then outstanding shares of our common stock or the combined voting power of our then outstanding voting securities entitled to vote generally in the election of directors;

     - a change in the composition of a majority of our board of directors which is not supported by our current board of directors;

     - the approval by the shareholders of a merger, reorganization or consolidation or sale or other disposition of all or substantially all of our assets of or, if consummation of such corporate transaction is subject, at the time of such approval by shareholders, to the consent of any government or governmental agency, the obtaining of such consent either explicitly or implicitly by consummation; or

     - the approval of the shareholders of our complete liquidation or dissolution.

     Other Provisions

     Our board of directors may amend, alter or discontinue the 2000 Long Term Incentive Plan, but no amendment, alteration, or discontinuation may be made that would impair rights under an award theretofore granted without the participant's consent.

     Our corporate governance and compensation committee will be authorized to make adjustments in performance award criteria or in the terms and conditions of other awards in recognition of limitations pursuant to Section 162(m) of the Internal Revenue Code, unusual or nonrecurring events affecting us or our financial statements or changes in applicable laws, regulations or accounting principles.

     Subject to the provisions of the 2000 Long Term Incentive Plan and any award agreement, the recipient of an award, including, without limitation, any deferred award may, if so determined by our corporate governance and compensation committee, be entitled to receive, currently or on a deferred basis, interest or dividends, or interest or dividend equivalents, with respect to the number of shares of our common stock covered by the award, and our corporate governance and compensation committee may provide that such amounts, if any, will be deemed to have been reinvested in additional shares of our common stock or otherwise reinvested.

EMPLOYMENT AGREEMENTS

     The employment agreement entered into by Mr. Peterson and AT&T, subsequently assumed by Lucent, in 1995 required Lucent to establish a special deferred compensation account in the amount of $190,000. In connection with the distribution, we assumed Lucent's obligations under Mr. Peterson's employment agreement. Interest is compounded as of the end of each calendar quarter for as long as any sums remain in the account, and the quarterly rate of interest applied at the end of any calendar quarter is one-quarter of the average 30-year Treasury note rate for the previous quarter. The amounts credited to the account vested in October 1999, and will be paid out following Mr. Peterson's termination of employment with us.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers to file reports of holdings and transactions in our common stock with the Securities and Exchange Commission and the New York Stock Exchange. Based on our records and other information, we believe that all
Section 16 filing requirements applicable to our directors and executive officers with respect to fiscal 2000 were met.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information concerning shares of our common stock beneficially owned as of October 2, 2000 by our directors and executive officers and each person or entity known by us to beneficially own more than five percent of the outstanding shares of our common stock.

     Unless otherwise indicated in the footnotes below, each person or entity has sole voting and investment power with respect to the shares of common stock set forth opposite such person's or entity's name. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants and convertible securities that are exercisable or convertible as of October 2, 2000 or within 60 days thereof into shares of our common stock are deemed to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. As of October 2, 2000, none of the parties set forth below held options to purchase our common stock that were exercisable as of that date or within 60 days thereof.

                                                              OUR COMMON STOCK     PERCENT OF SHARES
NAME                                                         BENEFICIALLY OWNED    BENEFICIALLY OWNED
----                                                         ------------------    ------------------
Warburg, Pincus Equity Partners, L.P.
  466 Lexington Ave., 10th Fl.
  New York, NY 10017-3147..................................      28,309,894(1)             9.1%(1)
Patricia F. Russo..........................................           9,934                  *
Donald K. Peterson.........................................           8,960(2)               *
Garry K. McGuire Sr. ......................................              --                 --
David P. Johnson...........................................             328                  *
Karyn Mashima..............................................             213                  *

                                                              OUR COMMON STOCK     PERCENT OF SHARES
NAME                                                         BENEFICIALLY OWNED    BENEFICIALLY OWNED
----                                                         ------------------    ------------------
Michael A. Dennis..........................................             289                  *
Henry B. Schacht(3)........................................             309                  *
Jeffrey A. Harris(4).......................................              --                 --
Daniel C. Stanzione........................................          11,157                  *
Franklin A. Thomas.........................................              --                 --
Directors and executive officers as a group, including
  those named above (11 persons)...........................          32,410                  *

---------------
 *  Indicates less than 1%.

(1) According to the Schedule 13D filed by Warburg, Pincus Equity Partners, L.P. and other related parties on October 12, 2000, these are estimates based upon the conversion of the Series B convertible participating preferred stock and the exercise of the warrants purchased by Warburg, Pincus Equity Partners, L.P. and related investment funds on October 2, 2000. The actual amount of shares of our common stock will not be known until 90 days after the issuance of the preferred stock and warrants. The formula for determining the actual number of shares of our common stock into which the Series B convertible participating preferred stock may be converted and the formula for determining the actual number of shares of our common stock issuable on exercise of the warrants is set forth under "Certain Relationships and Related Transactions -- Equity Investment."

(2) All such shares are held in a deferred share account under our deferred compensation plan.

(3) Mr. Schacht is a managing director and a senior advisor of Warburg, Pincus and Company, LLC, an affiliate of Warburg, Pincus Equity Partners, L.P. The table excludes the shares of our common stock in which Mr. Schacht has an indirect interest through Warburg, Pincus Equity Partners, L.P.'s beneficial ownership of our common stock. Mr. Schacht disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(4) Mr. Harris is Warburg, Pincus Equity Partners, L.P.'s designee to our board of directors. Mr. Harris is a partner of Warburg, Pincus & Co., the general partner of Warburg, Pincus Equity Partners, L.P. The table excludes the shares of our common stock in which Mr. Harris has an indirect interest through Warburg, Pincus Equity Partners, L.P.'s beneficial ownership of our common stock. Mr. Harris disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Equity Investment

     On October 2, 2000, Warburg, Pincus Equity Partners, L.P. and related investment funds, which we refer to collectively as the investors, purchased 4,000,000 shares of our Series B convertible participating preferred stock and warrants to purchase our common stock for an aggregate purchase price of $400 million. Based on the formula set forth below, the Series B convertible participating preferred stock is expected to be initially convertible into approximately 5.0% of our fully diluted common stock, calculated using a modified treasury stock method as of the 90th day after issuance. The warrants have an exercise price equal to 130% of the conversion price for the Series B convertible participating preferred stock. The warrants are exercisable for 3.6% of a total number of shares of common stock to be calculated pursuant to the formula set forth below as of the 90th day after issuance. Of these warrants, warrants exercisable for 2.0% of such total number of shares of common stock will have a four-year term and warrants exercisable for 1.6% of such total number of shares of common stock will have a five-year term. During a period commencing no later than June 30, 2001, until the second anniversary of their issuance, if the market price of our common stock exceeds 200%, in the case of the four-year warrants, and 225%, in the case of the five-year warrants, of the exercise price of the warrants for 20 consecutive trading days, we can force the exercise of up to 50% of the warrants. The warrants are exercisable immediately upon issuance.

     The shares of Series B convertible participating preferred stock have an aggregate initial liquidation value of $400 million and will accrete for the first ten years at an annual rate of 6.5%, compounded quarterly. After the third anniversary of the issue date, 50% of the amount accreted for the year may be paid in cash as a dividend, on a quarterly basis at our option. After the fifth anniversary of the issue date through the tenth anniversary, we may elect to pay 100% of the amount accreted for the year as a cash dividend on a quarterly basis. Following the tenth anniversary of the issue date, we will pay quarterly cash dividends at an annual rate of 12% of the then applicable liquidation value of the Series B convertible participating preferred stock, compounded quarterly. The Series B convertible participating preferred shares also participate, on an as-converted basis, in dividends paid on our common stock.

     The initial conversion price of the Series B convertible participating preferred stock is calculated as of 90 days after the issuance by dividing $7.6 billion by the number of fully diluted shares outstanding, calculated on a modified treasury stock basis. The number of fully diluted shares outstanding calculated on a modified treasury stock basis is equal to the sum of:

     - the number of shares of our common stock outstanding immediately after the distribution; and

     - all shares of common stock issuable upon exercise or conversion of all options and convertible securities issued and outstanding immediately following the distribution that are held by our employees, officers and directors and with respect to which the exercise price is less than or equal to the average trading price of our common stock over the last 20 trading days during the period ending on the 90th day after the issue date; and

     - all shares and restricted shares of common stock and all shares of common stock issuable upon exercise or conversion of all options and convertible securities issued, sold or granted during the 90 days following the distribution to our employees, officers and directors and with respect to which the exercise price, or in the case of shares or restricted shares, the purchase price, is less than or equal to the average trading price of our common stock over the last 20 trading days during the period ending on the 90th day after the issue date.

The number of shares of our common stock in respect of the options and other securities described in the previous two bullet points is adjusted to reflect the assumed application by us of the aggregate exercise, conversion or purchase price of all such options and securities to repurchase shares of our common stock at a price equal to the average trading price of our common stock over the last 20 trading days during the period ending on the 90th day after the issue date.

     The warrants will be exercisable for 3.6% of a total number of shares of our common stock determined as of the 90th day after the issuance of the warrants and equal to the sum, adjusted to reflect the expected dilution resulting from the issuance of shares of our common stock upon exercise of the warrants, of:

     - our outstanding common stock on the day the warrants were issued; and

     - the lesser of:

        - 17.65% of our outstanding common stock on the day the warrants were issued; and

        - the sum of:

           - all shares of common stock issuable upon exercise or conversion of all options and convertible securities issued or granted to our directors, officers or employees as of the day the warrants were issued which at such date had exercise or conversion prices at or below the exercise price of the warrants; and

           - all shares of restricted common stock and shares of common stock issuable upon exercise or conversion of all options and convertible securities issued, granted or sold to our directors, officers or employees during the 90 days following the issuance of the warrants with exercise or purchase prices at or below the exercise price of the warrants.

     The Series B convertible participating preferred stock and the warrants have customary antidilution rights.

     Redemption. At any time after the fifth anniversary of their issuance, we may force conversion of the shares of Series B convertible participating preferred stock. If we give notice of a forced conversion, the investors will be able to require us to redeem the Series B convertible participating preferred shares at 100% of the then current liquidation value, plus accrued and unpaid dividends. Following a change-in-control of us during the first five years after the investment, other than a change-in-control transaction that is a business combination involving solely the issuance of common stock, the accretion of some or all of the liquidation value of the Series B convertible participating preferred stock that would otherwise accrete through the fifth anniversary of the issue date will be accelerated, subject to our ability to pay a portion of the accelerated accretion in cash in some instances. In addition, for 60 days following the occurrence of any change-in-control of us during the first five years after the investment, the investors will be able to require us to redeem the Series B convertible participating preferred stock at 101% of the liquidation value, including any accelerated accretion of the liquidation value, plus accrued and unpaid dividends.

     Voting Rights and Board Seat. The shares of Series B convertible participating preferred stock are entitled to vote, on an as-converted basis, with our common stock on any matters submitted to holders of our common stock. The shares of Series B convertible participating preferred stock also have limited rights to vote as a separate class. So long as the investors and their permitted transferees maintain ownership of a combination of shares of Series B convertible participating preferred stock and common stock that, in the aggregate, on an as-converted basis, represents at least 50% of the shares of our common stock initially issuable on conversion of all the shares of Series B convertible participating preferred stock purchased, they are permitted to designate for election one individual to our board of directors, and our board of directors will use reasonable efforts to cause such person to be elected. Permitted transferees are defined as investment funds affiliated with Warburg, Pincus Equity Partners, L.P. While this ownership level is maintained, the investors and their permitted transferees also are permitted to designate one observer to attend meetings of our board of directors.

     Preemptive Rights. As long as the investors maintain the minimum ownership interest necessary to designate a director for election to our board of directors, they are entitled to preemptive rights to purchase a percentage of any new shares of common stock and common stock equivalents sold by us for cash in capital-raising transactions.

     Other Matters. The investors also have agreed to limited transfer restrictions for the securities acquired and a set of restrictions for a period of five years that prohibits them from acquiring additional shares of our common stock that, together with shares already owned by them, would exceed 9.9% of our then outstanding common stock. The number of shares owned by the investors is equal to the sum of:

     - the number of shares of our common stock beneficially owned by the investors and their controlled affiliates, excluding any shares issuable with respect to any then unexercised warrants; and

     - the number of shares of our common stock issuable upon conversion of the shares of Series B convertible participating preferred stock beneficially owned by the investors and their controlled affiliates, assuming the liquidation value of such shares of Series B convertible participating preferred stock had accreted until the fifth anniversary of their date of issuance.

     The investors have also agreed to restrictions that are intended to prohibit them from taking actions that could result in a change-in-control of our company.

     We have agreed to file a shelf registration statement for the registered sale of the Series B convertible participating preferred shares, the warrants and the shares of our common stock issuable in respect of the Series B convertible participating preferred shares and the warrants.

  Other Relationships and Related Party Transactions

     Henry Schacht, who is a member of our board of directors, is a managing director and senior advisor of Warburg, Pincus and Company, LLC. Warburg, Pincus and Company, LLC is an affiliate of Warburg, Pincus Equity Partners, L.P., the party who has made the equity investment in us, as described above.

     During fiscal 2000, a privately held business, of which Mr. Schacht holds an 80% equity interest and of which his son is the controlling shareholder, purchased and paid for call center equipment and consulting services from us for a total of approximately $1.2 million. This business continues to purchase routine services from us on a time and materials basis.

     Some of our directors and executive officers own substantial amounts of Lucent common stock and vested Lucent options. Ownership of Lucent common stock and Lucent options by our directors and officers could create, or appear to create, potential conflicts of interest when faced with decisions that could have disparate implications for Lucent and us.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Documents filed as a part of this Annual Report on Form 10-K:

(1) Financial Statements:

                                                                         PAGES
                                                                         -----
    (i)    Consolidated Statements of Operations.......................    49
    (ii)   Consolidated Balance Sheets.................................    50
    (iii)  Consolidated Statements of Changes in Stockholders'             51
           Equity......................................................
    (iv)   Consolidated Statements of Cash Flows.......................    52
    (v)    Notes to Consolidated Financial Statements..................    53

(2) Financial Statement Schedules:

    (i)    Schedule II -- Valuation and Qualifying Accounts............   100

     Separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons are omitted since no such entity constitutes a "significant subsidiary" pursuant to the provisions of Regulation S-X, Article 3-09.

(3) Exhibits:

     The following documents are filed as Exhibits to this Annual Report on Form 10-K or incorporated by reference herein:

EXHIBIT
NUMBER
-------
 2        Contribution and Distribution Agreement+
 3.1      Restated Certificate of Incorporation of Avaya Inc.+
 3.2      Amended and Restated By-laws of Avaya Inc.*
 4.1      Specimen Common Stock certificate+
 4.2      Restated Certificate of Incorporation of Avaya Inc.
          (incorporated by reference as Exhibit 3.1 hereto)+
 4.3      Amended and Restated By-laws of Avaya Inc. (filed as Exhibit
          3.2 hereto)*
 4.4      Rights Agreement between Avaya Inc. and The Bank of New
          York, as Rights Agent+
 4.5      Form of Certificate of Designations of Series A Junior
          Participating Preferred Stock (attached as Exhibit A to the
          Rights Agreement filed as Exhibit 4.4 hereto)+
 4.6      Form of Right Certificate (attached as Exhibit B to the
          Rights Agreement incorporated by reference as Exhibit 4.4
          hereto)+
10.1      Contribution and Distribution Agreement (incorporated by
          reference as Exhibit 2 hereto)+
10.2      Interim Services and Systems Replication Agreement+
10.3      Employee Benefits Agreement+
10.4      Tax Sharing Agreement+
10.5      Avaya Inc. Short Term Incentive Plan+
10.6      Avaya Inc. 2000 Long Term Incentive Plan+
10.7      Avaya Inc. 2000 Long Term Incentive Plan Restricted Stock
          Unit Award Agreement+
10.8      Avaya Inc. 2000 Long Term Incentive Plan Nonstatutory Stock
          Option Agreement+
10.9      Avaya Inc. Deferred Compensation Plan+
10.10     Employment Agreement of Mr. Peterson, dated August 8, 1995+

EXHIBIT
NUMBER
-------
10.11     Avaya Inc. Supplemental Pension Plan+
10.12     Avaya Inc. 2000 Stock Compensation Plan for Non-Employee
          Directors+
10.13     Trademark License Agreement+
10.14     Patent and Technology License Agreement+
10.15     Technology Assignment and Joint Ownership Agreement+
10.16     Development Project Agreement+
10.17     Preferred Stock and Warrant Purchase Agreement+
10.18     Certificate of Designations, Preferences and Rights of
          Series B Convertible Participating Preferred Stock of Avaya
          Inc. (attached as Exhibit A to the Preferred Stock and
          Warrant Purchase Agreement incorporated by reference as
          Exhibit 10.17 hereto)+
10.19     Form of Warrant (attached as Exhibit B to the Preferred
          Stock and Warrant Purchase Agreement incorporated by
          reference as Exhibit 10.17 hereto)+
10.20     364-Day Competitive Advance and Revolving Credit Facility
          Agreement, dated as of September 25, 2000 among Lucent
          Technologies Inc., Avaya Inc., Citibank, N.A., as Agent,
          Salomon Smith Barney, As Lead Arranger, Bank One, NA, The
          Chase Manhattan Bank and Deutsche Bank AG New York and/or
          Cayman Islands Branches, as Co-Syndication Agents and
          Co-Arrangers, Commerzbank AG, as Co-Arranger and the Lenders
          party thereto*
10.21     Five Year Competitive Advance and Revolving Credit Facility
          Agreement, dated as of September 25, 2000 among Lucent
          Technologies Inc., Avaya Inc., Citibank, N.A., as Agent,
          Salomon Smith Barney, As Lead Arranger, Bank One, NA, The
          Chase Manhattan Bank and Deutsche Bank AG New York and/or
          Cayman Islands Branches, as Co-Syndication Agents and
          Co-Arrangers, Commerzbank AG, as Co-Arranger and the Lenders
          party thereto*
21        List of Subsidiaries of Avaya Inc.+
23        Consent of PricewaterhouseCoopers LLP*
24        Power of Attorney*
27        Financial Data Schedule*

---------------
* Filed herewith.

+ Incorporated by reference to Avaya's Registration Statement on Form 10 (Reg.
  No. 1-15951), declared effective by the Securities and Exchange Commission on September 15, 2000.

     (b) Reports on Form 8-K during the last quarter of the fiscal year covered by this Report: None.

                          AVAYA INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN MILLIONS)

                COLUMN A                     COLUMN B      COLUMN C    COLUMN D    COLUMN E
                --------                   ------------   ----------   --------   ----------
                                                          ADDITIONS
                                            BALANCE AT     CHARGED     CHARGED
                                           BEGINNING OF   TO COSTS &   TO OTHER                 BALANCE AT
                                              PERIOD       EXPENSES    ACCOUNTS   DEDUCTIONS   END OF PERIOD
                                           ------------   ----------   --------   ----------   -------------
YEAR 2000
Allowance for doubtful accounts..........      $58           $36          $--        $32            $62
YEAR 1999
Allowance for doubtful accounts..........       82            25           1          50             58
YEAR 1998
Allowance for doubtful accounts..........       57            33          17          25             82

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AVAYA INC.

                                          By: /s/ CHARLES D. PEIFFER

                                            ------------------------------------
                                            Charles D. Peiffer
                                            Controller

December 28, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

               SIGNATURE                                    TITLE                            DATE
               ---------                                    -----                            ----
Principal Executive Officer:

*                                             Vice Chairman, President and Chief       December 28, 2000
---------------------------------------       Executive Officer
Donald K. Peterson

Principal Financial Officer:

/s/ GARRY K. MCGUIRE SR.                      Chief Financial Officer                  December 28, 2000
---------------------------------------
Garry K. McGuire Sr.

Principal Accounting Officer:

/s/ CHARLES D. PEIFFER                        Controller                               December 28, 2000
---------------------------------------
Charles D. Peiffer

Directors:

                                              Chairman of the Board of Directors       December 28, 2000
---------------------------------------
Patricia F. Russo

*                                             Director                                 December 28, 2000
---------------------------------------
Jeffrey A. Harris

               SIGNATURE                                    TITLE                            DATE
               ---------                                    -----                            ----
*                                             Director                                 December 28, 2000
---------------------------------------
Henry B. Schacht

*                                             Director                                 December 28, 2000
---------------------------------------
Daniel C. Stanzione

*                                             Director                                 December 28, 2000
---------------------------------------
Franklin A. Thomas

* by Charles D. Peiffer, Attorney-In-Fact

                                 EXHIBIT INDEX

EXHIBIT                                                                    PAGE
NUMBER                                                                    NUMBER
-------                                                                   ------
 2        Contribution and Distribution Agreement+
 3.1      Restated Certificate of Incorporation of Avaya Inc.+
 3.2      Amended and Restated By-laws of Avaya Inc.*
 4.1      Specimen Common Stock certificate+
 4.2      Restated Certificate of Incorporation of Avaya Inc.
          (incorporated by reference as Exhibit 3.1 hereto)+
 4.3      Amended and Restated By-laws of Avaya Inc. (filed as Exhibit
          3.2 hereto)*
 4.4      Rights Agreement between Avaya Inc. and The Bank of New
          York, as Rights Agent+
 4.5      Form of Certificate of Designations of Series A Junior
          Participating Preferred Stock (attached as Exhibit A to the
          Rights Agreement filed as Exhibit 4.4 hereto)+
 4.6      Form of Right Certificate (attached as Exhibit B to the
          Rights Agreement incorporated by reference as Exhibit 4.4
          hereto)+
10.1      Contribution and Distribution Agreement (incorporated by
          reference as Exhibit 2 hereto)+
10.2      Interim Services and Systems Replication Agreement+
10.3      Employee Benefits Agreement+
10.4      Tax Sharing Agreement+
10.5      Avaya Inc. Short Term Incentive Plan+
10.6      Avaya Inc. 2000 Long Term Incentive Plan+
10.7      Avaya Inc. 2000 Long Term Incentive Plan Restricted Stock
          Unit Award Agreement+
10.8      Avaya Inc. 2000 Long Term Incentive Plan Nonstatutory Stock
          Option Agreement+
10.9      Avaya Inc. Deferred Compensation Plan+
10.10     Employment Agreement of Mr. Peterson, dated August 8, 1995+
10.11     Avaya Inc. Supplemental Pension Plan+
10.12     Avaya Inc. 2000 Stock Compensation Plan for Non-Employee
          Directors+
10.13     Trademark License Agreement+
10.14     Patent and Technology License Agreement+
10.15     Technology Assignment and Joint Ownership Agreement+
10.16     Development Project Agreement+
10.17     Preferred Stock and Warrant Purchase Agreement+
10.18     Certificate of Designations, Preferences and Rights of
          Series B Convertible Participating Preferred Stock of Avaya
          Inc. (attached as Exhibit A to the Preferred Stock and
          Warrant Purchase Agreement incorporated by reference as
          Exhibit 10.17 hereto)+
10.22     Form of Warrant (attached as Exhibit B to the Preferred
          Stock and Warrant Purchase Agreement incorporated by
          reference as Exhibit 10.17 hereto)+
10.23     364-Day Competitive Advance and Revolving Credit Facility
          Agreement, dated as of September 25, 2000 among Lucent
          Technologies Inc., Avaya Inc., Citibank, N.A., as Agent,
          Salomon Smith Barney, As Lead Arranger, Bank One, NA, The
          Chase Manhattan Bank and Deutsche Bank AG New York and/or
          Cayman Islands Branches, as Co-Syndication Agents and
          Co-Arrangers, Commerzbank AG, as Co-Arranger and the Lenders
          party thereto*

EXHIBIT                                                                    PAGE
NUMBER                                                                    NUMBER
-------                                                                   ------
10.24     Five Year Competitive Advance and Revolving Credit Facility
          Agreement, dated as of September 25, 2000 among Lucent
          Technologies Inc., Avaya Inc., Citibank, N.A., as Agent,
          Salomon Smith Barney, As Lead Arranger, Bank One, NA, The
          Chase Manhattan Bank and Deutsche Bank AG New York and/or
          Cayman Islands Branches, as Co-Syndication Agents and
          Co-Arrangers, Commerzbank AG, as Co-Arranger and the Lenders
          party thereto*
22        List of Subsidiaries of Avaya Inc.+
23        Consent of PricewaterhouseCoopers LLP*
24        Power of Attorney*
27        Financial Data Schedule*

---------------
* Filed herewith.

+ Incorporated by reference to Avaya's Registration Statement on Form 10 (Reg.
  No. 1-15951), declared effective by the Securities and Exchange Commission on September 15, 2000.