Form 10-Q
period 2000-12-31
AVAYA INC
filed 2001-02-14
CIK 1116521

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 001-15951

                            ------------------------

                                   AVAYA INC.

                 A DELAWARE                                   I.R.S. EMPLOYER
                 CORPORATION                                  NO. 22-3713430

              211 MOUNT AIRY ROAD, BASKING RIDGE, NEW JERSEY 07920
                         TELEPHONE NUMBER 908-953-6000

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At December 31, 2000, 282,666,636 common shares were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

        ITEM                                    DESCRIPTION                             PAGE
        ----                                    -----------                           --------
                                            PART I
                   1.   Financial Statements........................................         3
                   2.   Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................        17
                   3.   Quantitative and Qualitative Disclosures About Market
                        Risk........................................................        26

                                           PART II

                   1.   Legal Proceedings...........................................        28
                   2.   Changes in Securities and Use of Proceeds...................        28
                   3.   Defaults Upon Senior Securities.............................        28
                   4.   Submission of Matters to a Vote of Security Holders.........        28
                   5.   Other Information...........................................        28
                   6.   Exhibits and Reports on Form 8-K............................        28

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                          AVAYA INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
REVENUE
Products....................................................   $1,286        $1,380
Services....................................................      499           470
                                                               ------        ------
                                                                1,785         1,850
                                                               ------        ------
COSTS
Products....................................................      771           742
Services....................................................      217           235
                                                               ------        ------
                                                                  988           977
                                                               ------        ------
GROSS MARGIN................................................      797           873
                                                               ------        ------
OPERATING EXPENSES
  Selling, general and administrative.......................      608           636
  Business restructuring and related charges................       23            --
  Research and development..................................      140           105
                                                               ------        ------
  TOTAL OPERATING EXPENSES..................................      771           741
                                                               ------        ------
OPERATING INCOME............................................       26           132

Other income, net...........................................        9             4
Interest expense............................................      (10)          (21)
                                                               ------        ------
INCOME BEFORE INCOME TAXES..................................       25           115
Provision for income taxes..................................        9            46
                                                               ------        ------
NET INCOME..................................................   $   16        $   69
                                                               ======        ======
Earnings Per Common Share:
  Basic.....................................................   $ 0.03        $ 0.26
                                                               ======        ======
  Diluted...................................................   $ 0.03        $ 0.25
                                                               ======        ======

                See Notes to Consolidated Financial Statements.

                          AVAYA INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2000           2000
                                                              ------------   -------------
                                                              (UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents...................................     $  560          $  271
Receivables less allowances of $65 at December 31, 2000
  and $62 at September 30, 2000.............................      1,647           1,758
Inventory...................................................        688             639
Deferred income taxes, net..................................        397             450
Other current assets........................................        252             244
                                                                 ------          ------
TOTAL CURRENT ASSETS........................................      3,544           3,362
                                                                 ------          ------
Property, plant and equipment, net..........................      1,013             966
Prepaid benefit costs.......................................        389             387
Deferred income taxes, net..................................         45              44
Goodwill, net...............................................        200             204
Other assets................................................         80              74
                                                                 ------          ------
TOTAL ASSETS................................................     $5,271          $5,037
                                                                 ======          ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable............................................     $  744          $  763
Current portion of long term debt...........................         14              80
Business restructuring reserve..............................        361             499
Payroll and benefit liabilities.............................        505             491
Advance billings and deposits...............................        188             253
Other current liabilities...................................        619             503
                                                                 ------          ------
TOTAL CURRENT LIABILITIES...................................      2,431           2,589
                                                                 ------          ------
Long term debt..............................................        700             713
Benefit obligations.........................................        440             421
Deferred revenue............................................         69              83
Other liabilities...........................................        404             467
                                                                 ------          ------
TOTAL NONCURRENT LIABILITIES................................      1,613           1,684
                                                                 ------          ------
Commitments and contingencies

Series B convertible participating preferred stock, par
  value $1.00 per share, 4 million shares authorized, issued
  and outstanding...........................................        375              --
                                                                 ------          ------
STOCKHOLDERS' EQUITY
Series A junior participating preferred stock, par value
  $1.00 per share,
  7.5 million shares authorized; none issued and
  outstanding...............................................         --              --
Common stock, par value $0.01 per share, 1.5 billion shares
  authorized, 282,666,636 and 282,027,675 issued and
  outstanding as of December 31, 2000 and September 30,
  2000, respectively........................................          3               3
Additional paid-in capital..................................        865             825
Retained earnings...........................................          9              --
Accumulated other comprehensive loss........................        (25)            (64)
                                                                 ------          ------
TOTAL STOCKHOLDERS' EQUITY..................................        852             764
                                                                 ------          ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................     $5,271          $5,037
                                                                 ======          ======

                See Notes to Consolidated Financial Statements.

                          AVAYA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                    DECEMBER 31,
                                                              -------------------------
                                                                2000             1999
                                                              --------         --------
OPERATING ACTIVITIES:
  Net income................................................   $  16            $  69
  Adjustments to reconcile net income to net cash provided
    by
    (used for) operating activities:
    Depreciation and amortization...........................      66               50
    Provision for uncollectible receivables.................      16               18
    Deferred income taxes...................................      52               (3)
    Changes in operating assets and liabilities:
      Receivables...........................................     141              211
      Inventory.............................................     (39)             (12)
      Accounts payable......................................     (44)             (34)
      Other assets and liabilities..........................    (150)            (373)
                                                               -----            -----
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES........      58              (74)
                                                               -----            -----
INVESTING ACTIVITIES:
  Capital expenditures......................................     (92)             (79)
  Proceeds from the sale of property, plant and equipment...       2                3
  Other investing activities, net...........................     (26)               4
                                                               -----            -----
NET CASH USED FOR INVESTING ACTIVITIES......................    (116)             (72)
                                                               -----            -----
FINANCING ACTIVITIES:
  Issuance of convertible participating preferred stock.....     368               --
  Issuance of warrants......................................      32               --
  Issuance of common stock..................................       6               --
  Transfers (to) from Lucent................................      --               77
  Increase in long term debt................................      --                4
  Decrease in long term debt................................     (80)              --
  Other.....................................................       3               (7)
                                                               -----            -----
NET CASH PROVIDED BY FINANCING ACTIVITIES...................     329               74
                                                               -----            -----
Effect of exchange rate changes on cash and cash
  equivalents...............................................      18               --
                                                               -----            -----
Net increase (decrease) in cash and cash equivalents........     289              (72)
Cash and cash equivalents at beginning of fiscal year.......     271              194
                                                               -----            -----
Cash and cash equivalents at end of period..................   $ 560            $ 122
                                                               =====            =====

                See Notes to Consolidated Financial Statements.

                          AVAYA INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND

    On September 30, 2000, Avaya Inc. (the "Company" or "Avaya") was spun off from Lucent Technologies Inc. ("Lucent") pursuant to a distribution of all outstanding shares of the Company's common stock to Lucent shareowners (the "Distribution"). The Company provides communication systems and software for enterprises, including businesses, government agencies and other organizations. The Company offers a broad range of voice, converged voice and data, customer relationship management, messaging, multi-service networking and structured cabling products and services.

BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of the Company as of December 31, 2000 and for the three months ended December 31, 2000 and 1999, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission for interim financial statements, and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. In the Company's opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated. Certain prior year amounts have been reclassified to conform to the current period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

    The unaudited consolidated financial statements for the three months ended December 31, 1999 represent the results of operations and cash flows of the Company as if it were a separate entity. These consolidated financial statements include allocations of certain Lucent corporate headquarters' assets, liabilities, and expenses relating to the Company's businesses that were transferred to the Company from Lucent as well as an allocation of costs of basic research and development activities. Management believes the costs of these services and research charged to the Company are a reasonable representation of the costs that would have been incurred if the Company had performed these functions as a stand-alone company. The Company currently performs these functions and basic research requirements using its own resources or purchased services.

2. RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 133

    Effective October 1, 2000, the Company adopted Financial Accounting Standards Board ("FASB") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS 133 also allows special accounting treatment, or hedge accounting, for derivatives and hedged exposures when certain conditions are met.

    If hedge accounting is elected, changes in the fair value of derivatives would be either recognized in earnings as offsets to the changes in the fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion, if any, of a hedging derivative's change in the fair value would be immediately recognized in earnings.

    While it is the Company's objective to achieve economic hedges through its use of derivative instruments, the Company did not elect hedge accounting as defined by SFAS 133. Adoption of SFAS 133 did not have a material impact on the Company's results of operations, financial position, or cash flows.

SFAS 140

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Standard replaced SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Standard will be applied prospectively, with certain exceptions, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this Standard is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

3. COMPREHENSIVE INCOME

    Comprehensive income includes, in addition to net income, unrealized gains and losses excluded from the Consolidated Statements of Income that are recorded directly to a separate section of stockholders' equity in "Accumulated other comprehensive income." These unrealized gains and losses are referred to as other comprehensive income and primarily consist of foreign currency translation adjustments, which are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

                                                                THREE MONTHS ENDED
                                                                   DECEMBER 31,
                                                            ---------------------------
                                                              2000               1999
                                                            --------           --------
                                                               (DOLLARS IN MILLIONS)
Net income................................................    $16                $69
Other comprehensive income................................     39                 28
                                                              ---                ---
Total comprehensive income................................    $55                $97
                                                              ===                ===

4. SUPPLEMENTARY FINANCIAL INFORMATION

STATEMENT OF INCOME INFORMATION

                                                                THREE MONTHS ENDED
                                                                   DECEMBER 31,
                                                            ---------------------------
                                                              2000               1999
                                                            --------           --------
                                                               (DOLLARS IN MILLIONS)
OTHER INCOME, NET
Gain (loss) on foreign currency transactions..............    $(3)                $2
Gain on businesses sold...................................      2                 --
Interest income...........................................      7                 --
Miscellaneous, net........................................      3                  2
                                                              ---                 --
    Total other income, net...............................    $ 9                 $4
                                                              ===                 ==

BALANCE SHEET INFORMATION

                                                      DECEMBER 31,   SEPTEMBER 30,
                                                          2000           2000
                                                      ------------   -------------
                                                         (DOLLARS IN MILLIONS)
INVENTORY
Completed goods.....................................      $476           $472
Work in process and raw materials...................       212            167
                                                          ----           ----
  Total inventory...................................      $688           $639
                                                          ====           ====

5. BUSINESS RESTRUCTURING AND RELATED CHARGES

    In September 2000, the Company adopted a restructuring plan to improve profitability and business performance as a stand-alone company and recorded a pretax charge of $520 million. Components of the business restructuring costs and amounts recorded against the related reserve as of December 31, 2000, were as follows:

                                                                                 EXPENDITURES
                                                                                  MADE DURING
                                      COSTS      EXPENDITURES      RESERVE         THE THREE        RESERVE
                                     ACCRUED         MADE       BALANCE AS OF    MONTHS ENDED    BALANCE AS OF
                                     DURING         DURING      SEPTEMBER 30,    DECEMBER 31,    DECEMBER 31,
                                   FISCAL 2000   FISCAL 2000         2000            2000            2000
                                   -----------   ------------   --------------   -------------   -------------
                                                              (DOLLARS IN MILLIONS)
Employee separation costs........     $365           $(20)           $345            $(123)          $222
Lease obligations................      127             --             127              (15)           112
Other related exit costs.........       28             (1)             27               --             27
                                      ----           ----            ----            -----           ----
  Total..........................     $520           $(21)           $499            $(138)          $361
                                      ====           ====            ====            =====           ====

    Accrued business restructuring costs for employee separations of $365 million related to approximately 4,900 occupational and management employees, of which 3,430 employees worldwide have departed as of December 31, 2000, predominately located in the United States. These costs include severance, medical and other benefits. Employee separation payments will be made either through a lump sum or series of payments extending over a period of up to two years from the date of departure. The employee separations are primarily attributed to redesigning the services organization by reducing field technicians to a level needed for non-peak work loads, consolidating and closing certain U.S. and European manufacturing facilities and realigning the sales effort towards a direct focus on strategic accounts and an indirect focus on smaller accounts.

    Accrued costs for lease obligations of $127 million are comprised of $100 million to terminate real estate leases related to approximately two million square feet of excess manufacturing, distribution and administrative space and $27 million to cancel equipment leases related to the Company's information systems infrastructure. Real estate lease termination costs are being incurred primarily in the U.S., Europe and Asia, and have been reduced for sublease income that management believes is probable. Payments will extend through 2003 on the terminated leases. Other related exit costs of $28 million primarily consist of decommissioning legacy computer systems in connection with the Company's separation from Lucent and terminating other contractual obligations.

    In the first quarter of fiscal 2001, the Company recorded incremental period costs of $23 million, which are included in business restructuring and related charges in the Consolidated Statement of Income, associated with the Company's separation from Lucent related primarily to computer system transition costs such as data conversion activities, asset transfers, and training. The Company also recorded $36 million in selling, general and administrative expenses for additional start-up activities largely resulting from marketing costs associated with continuing to establish the Avaya brand.

    During the remainder of fiscal 2001, the Company expects to incur additional period costs of approximately $140 million as a result of the Company's separation from Lucent and establishment as an independent company. The Company expects to fund its restructuring and start-up activities through a combination of debt and internally generated funds.

6. EARNINGS PER SHARE OF COMMON STOCK

    Basic earnings per common share are calculated by dividing net income available to common shareowners by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are calculated by adjusting net income available to common shareowners and weighted average outstanding shares, assuming conversion of all potentially dilutive securities including stock options, warrants and convertible participating preferred stock.

                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                          ---------------------------
                                                            2000               1999
                                                          --------           --------
                                                            (DOLLARS AND SHARES IN
                                                             MILLIONS, EXCEPT PER
                                                                SHARE AMOUNTS)
Net income..............................................    $ 16               $ 69
Accretion of Series B preferred stock...................      (7)                --
                                                            ----               ----
Net income available to common shareowners..............    $  9               $ 69
                                                            ----               ----
SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
  Basic.................................................     282                263
                                                            ====               ====
  Diluted...............................................     282                280
                                                            ====               ====

EARNINGS PER COMMON SHARE:
  Basic................................................   $0.03              $0.26
                                                          =====              =====
  Diluted..............................................   $0.03              $0.25
                                                          =====              =====
SECURITIES EXCLUDED FROM THE COMPUTATION OF DILUTED
  EARNINGS
  PER SHARE:
  Options(a)...........................................      72                  3
  Series B preferred stock(b)..........................      15                 --
  Warrants(a)..........................................      12                 --
                                                          -----              -----
    Total..............................................      99                  3
                                                          =====              =====

------------------------

    (a) These securities have been excluded from the diluted earnings per common share calculation since their inclusion would be anti-dilutive because the option and warrant exercise prices are greater than the average market value of the underlying stock.

    (b) In applying the "if-converted" method, the Series B convertible participating preferred stock was excluded from the diluted earnings per common share calculation since the effect of its inclusion would have been anti-dilutive.

7. CONVERTIBLE PARTICIPATING PREFERRED STOCK

    On October 2, 2000, the Company sold to Warburg, Pincus Equity Partners, L.P. and related investment funds 4 million shares of the Company's Series B convertible participating preferred stock and warrants to purchase the Company's common stock for an aggregate purchase price of $400 million. Based on a conversion price of $26.71, the Series B preferred stock is initially convertible into 15,219,019 shares of the Company's common stock as of December 31, 2000.

    The warrants have an exercise price of $34.73 representing 130% of the conversion price for the Series B preferred stock. Of these warrants, warrants exercisable for 6,883,933 shares of common stock have a four-year term and warrants exercisable for 5,507,146 shares of common stock have a five-year term. During a period commencing no later than June 30, 2001, until the second anniversary of their issuance, if the market price of the Company's common stock exceeds 200%, in the case of the four-year warrants, and 225%, in the case of the five-year warrants, of the exercise price of the warrants for 20 consecutive trading days, the Company can force the exercise of up to 50% of the four-year warrants and the five-year warrants, respectively.

    The shares of Series B preferred stock had an aggregate initial liquidation value of $400 million and will accrete for the first ten years at an annual rate of 6.5% and 12% thereafter, compounded quarterly. After the third anniversary of the original issue date of the Series B preferred stock, 50% of the amount accreted for the year may be paid in cash as a dividend on a quarterly basis, at the Company's option. After the fifth anniversary of the issue date through the tenth anniversary, the Company may elect to pay 100% of the amount accreted for the year as a cash dividend on a quarterly basis. The liquidation value calculated on each quarterly dividend payment date, which includes the accretion for the dividend period, will be reduced by the amount of any cash dividends paid. Following the tenth anniversary of the issue date, the Company will pay quarterly cash dividends at an annual rate of 12% of the then accreted liquidation value of the Series B preferred stock, compounded quarterly. The Series B preferred shares also participate, on an as-converted basis, in dividends paid on the Company's common stock. For the first quarter in fiscal 2001, accretion of the Series B preferred stock was $6.5 million, resulting in a liquidation value of $406,500,000 as of December 31, 2000. The total number of shares of common stock into which the Series B preferred stock are convertible is determined by dividing the liquidation value in effect at the time of conversion by the conversion price.

    The $400 million proceeds from the Warburg Pincus investment was initially allocated between the Series B preferred stock and warrants based upon the relative fair market value of each security, with $368 million allocated to the Series B preferred stock and $32 million to the warrants. The fair value allocated to the Series B preferred stock including the amount accreted for the three months ended December 31, 2000 was recorded in the mezzanine section of the Consolidated Balance Sheet because the investors may require the Company, upon the occurrence of any change-of-control in the Company during the first five years from the investment, to redeem the Series B preferred stock. As of December 31, 2000, the Company recorded a $6.5 million reduction in retained earnings representing the amount accreted for the dividend period. The fair value allocated to the warrants was included in additional paid-in capital.

    The Emerging Issues Task Force of the Financial Accounting Standards Board recently deliberated the accounting for convertible securities with beneficial conversion features. A beneficial conversion feature would exist if the conversion price (accounting basis) for the Series B preferred stock or warrants was less than the fair value of the Company's common stock at the commitment date. The Company has determined that no beneficial conversion features currently exist and therefore there is no impact on its results of operations associated with the Series B preferred stock or the warrants to purchase shares of the Company's common stock. The beneficial conversion features, if any, associated with dividends paid in kind, where it is the Company's option to pay dividends on the Series B preferred stock in cash or in kind, will be measured when dividends are declared and recorded as a reduction to net income attributable to common shareowners.

8. DERIVATIVE FINANCIAL INSTRUMENTS

    The Company conducts its business on a multinational basis in a wide variety of foreign currencies, and, as such, uses derivative financial instruments to reduce earnings and cash flow volatility associated with foreign exchange rate changes. The Company uses foreign currency forward contracts, and to a lesser extent, foreign currency options, to mitigate the effects of fluctuations of exchange rates on intercompany loans which are denominated in currencies other than the entity's functional currency, and to reduce exposure to the risk that the eventual net cash flows resulting from the purchase or sale of products to or from non-U.S. customers will be adversely affected by changes in exchange rates. The Company uses derivative financial instruments as risk management tools and not for speculative or trading purposes. Although not material, these derivatives represent assets and liabilities and are classified as "Other current assets" or "Other current liabilities" on the accompanying Consolidated Balance Sheets. Gains and losses on the changes in the fair values of the Company's derivative instruments are included in "Other income, net" on the Consolidated Statement of Income.

RECORDED TRANSACTIONS

    Foreign currency forward contracts are used primarily to manage exchange rate exposures on intercompany loans residing on foreign subsidiaries' books which are denominated in currencies other than the entities' functional currency. When these loans are translated into the entities' functional currency at the month end exchange rates, the fluctuations in the exchange rates are recognized in earnings as other income or expense. Gains and losses resulting from the impact of currency exchange rate movements on foreign currency forward contracts designated to offset these non-functional currency denominated loans are also recognized in earnings as other income or expense in the period in which the exchange rates change and are generally offset by the foreign currency losses and gains on the non-functional currency denominated loans. For the three months ended December 31, 2000, the net effect of the gains and losses from the change in the fair value of the foreign currency forward contracts and the translation of the non-functional currency denominated loans were not material to the Company's results of operations.

FORECASTED TRANSACTIONS

    Foreign currency forward and option contracts are used to offset certain forecasted foreign currency transactions primarily related to the purchase or sale of product expected to occur during the ensuing twelve months. The gains and losses resulting from the impact of currency exchange rate movements on these foreign currency forward and option contracts are recognized as other income or expense in the period in which the exchange rates change. For the three months ended December 31, 2000, these gains and losses were not material to the Company's results of operations.

    Electing to not use hedge accounting could result in a gain or loss from fluctuations in exchange rates related to a derivative contract being recognized in a period which is different from the loss or gain recognized from the underlying forecasted transaction. However, the Company has procedures to manage risks associated with its derivative instruments which include limiting the duration of the contracts, typically six months or less, and the amount of the underlying exposures that can be economically hedged. Historically, the gains and losses on these transactions have not been significant.

9. OPERATING SEGMENTS

    The Company reports its operations in three segments: Communications Solutions, Services and Connectivity Solutions. The Communications Solutions segment represents the Company's core business, comprised of enterprise voice communications systems and software, communications applications, professional services for customer and enterprise relationship management, multi-service networking products and product installation services. The purchase prices of the Company's products typically include installation costs, which are included in the Communications Solutions segment. The Services segment represents maintenance, value-added and data services. The Connectivity Solutions segment represents structured cabling systems and electronic cabinets. The costs of shared services and other corporate center operations managed on a common basis represent business activities that do not qualify for separate operating segment reporting and are aggregated in the Corporate and other category.

    In the first quarter of fiscal 2001, the Company realigned the method of allocating costs of shared services and other corporate center operations managed outside of the reportable operating segments. Financial data for the periods prior to the realignment have been restated to conform to the current presentation.

REPORTABLE SEGMENTS

                                                               THREE MONTHS ENDED
                                                                  DECEMBER 31,
                                                            -------------------------
                                                              2000             1999
                                                            --------         --------
                                                              (DOLLARS IN MILLIONS)
COMMUNICATIONS SOLUTIONS:
  External revenue........................................    $928            $1,108
  Intersegment revenue....................................      --                 5
    Total Revenue.........................................     928             1,113
  Operating income........................................     249               429

SERVICES:
  External revenue........................................    $499            $  470
  Intersegment revenue....................................      --                --
    Total Revenue.........................................     499               470
  Operating income........................................     253               196

CONNECTIVITY SOLUTIONS:
  External revenue........................................    $356            $  271
  Intersegment revenue....................................      --                 1
    Total Revenue.........................................     356               272
  Operating income........................................      88                33

RECONCILING ITEMS

    A reconciliation of the totals reported for the operating segments to the corresponding line items in the consolidated financial statements is as follows:

                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                            ----------------------
                                                              2000          1999
                                                            --------      --------
                                                            (DOLLARS IN MILLIONS)
EXTERNAL REVENUE
  Total reportable segments...............................   $1,783        $1,849
  Corporate and other.....................................        2             1
                                                             ------        ------
      Total External Revenue..............................   $1,785        $1,850
                                                             ======        ======
OPERATING INCOME
  Total reportable segments...............................   $  590        $  658
  Corporate and other:
    Business restructuring related charges and start-up
      expenses............................................      (59)           --
    Corporate and unallocated shared expenses.............     (505)         (526)
                                                             ------        ------
      Total Operating Income..............................   $   26        $  132
                                                             ======        ======

    Corporate and unallocated shared expenses include costs such as selling, research and development, marketing, information technology and finance that are not directly managed by or identified with the reportable operating segments.

GEOGRAPHIC INFORMATION

                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                            ----------------------
                                                              2000          1999
                                                            --------      --------
                                                            (DOLLARS IN MILLIONS)
EXTERNAL REVENUE(1)
  U.S.....................................................   $1,349        $1,485
  Foreign countries.......................................      436           365
                                                             ------        ------
    Totals................................................   $1,785        $1,850
                                                             ======        ======

------------------------

(1) Revenue is attributed to geographic areas based on the location of customers.

CONCENTRATIONS

    For the three months ended December 31, 2000, sales to the Company's largest distributor were approximately 11% of revenue. No single customer accounted for more than 10% of the Company's consolidated revenue for the three months ended December 31, 1999.

    The Company is not aware of any significant concentration of business transacted with a particular supplier that could, if suddenly eliminated have a material adverse affect on the Company's financial position, results of operations or cash flows. The Company intends to outsource the majority of its manufacturing operations and if successful, this initiative could result in a concentration that, if suddenly eliminated, could have an adverse effect on the Company's operations. While the Company believes that alternative sources of supply would be available, disruption of its primary source of supply could create a temporary, adverse effect on product shipments.

10. TRANSACTIONS WITH LUCENT

    In connection with the Distribution, the Company and Lucent executed and delivered the Contribution and Distribution Agreement and certain related agreements.

    Pursuant to the Contribution and Distribution Agreement, Lucent contributed (the "Contribution") to the Company substantially all of the assets, liabilities and operations associated with its enterprise networking businesses (the "Company's Businesses"). The Contribution and Distribution Agreement, among other things, provides that, in general, the Company will indemnify Lucent for all liabilities relating to the Company's Businesses and for all contingent liabilities primarily relating to the Company's Businesses or otherwise assigned to the Company. In addition, the Contribution and Distribution Agreement provides that certain contingent liabilities not allocated to one of the parties will be shared by Lucent and the Company in prescribed percentages. The Contribution and Distribution Agreement also provides that each party will share specified portions of contingent liabilities based upon agreed percentages related to the business of the other party that exceed $50 million.

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

11. COMMITMENTS AND CONTINGENCIES

RISKS AND UNCERTAINTIES

    The Company has limited history operating as an independent company, and it may be unable to make the changes necessary to operate as a stand-alone business, or it may incur greater costs as a stand-alone company that may cause its profitability to decline. Prior to the Distribution, the Company's business was operated by Lucent as a segment of its broader corporate organization rather than as a separate stand-alone company. Lucent assisted the Company by providing financing, particularly of acquisitions, as well as providing corporate functions such as identifying and negotiating acquisitions, and legal and tax functions. Following the Distribution, Lucent has no obligation to provide assistance to the Company other than certain interim and transitional services.

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

    The above actions will most likely be consolidated with other purported class actions filed against Lucent on behalf of shareholders in January 2000. Those January 2000 actions have been consolidated and are pending in the Federal District Court for the District of New Jersey. The Company understands that Lucent has filed its Answer to the Fourth Consolidated Amended and Supplemental Class Action Complaint in the consolidated action. The plaintiffs allege that they were injured by reason of certain alleged false and misleading statements made by Lucent in violation of the federal securities laws. The consolidated cases were initially filed on behalf of shareholders of Lucent who bought Lucent common stock between October 26, 1999 and January 6, 2000, but the consolidated complaint was amended to include purported class members who purchased Lucent common stock up to November 21, 2000. A class has not yet been certified in the consolidated actions. The plaintiffs in all these shareholder class actions seek compensatory damages plus interest and attorneys' fees.

    Any liability incurred by Lucent in connection with these shareholder class action lawsuits may be deemed a shared contingent liability under the Contribution and Distribution Agreement and as a result, the Company would be responsible for 10% of any such liability in excess of $50 million. All of these actions are in the early stages of litigation and an outcome cannot be predicted, and as a result, there can be no assurance that these cases will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

    It is often difficult to estimate the future impact of environmental matters, including potential liabilities. The Company has established financial reserves to cover environmental liabilities where they are probable and reasonably estimable. Reserves for estimated losses from environmental matters are, depending on the site, based primarily upon internal or third-party environmental studies and the extent of contamination and the type of required cleanup. Although the Company believes that its reserves are adequate to cover known environmental liabilities, there can be no assurance that the actual amount of environmental liabilities will not exceed the amount of reserves for such matters or will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

12. SUBSEQUENT EVENTS

    On February 6, 2001, the Company acquired VPNet Technologies, Inc., a privately held developer of virtual private network solutions and devices, for an aggregate purchase price of approximately $120 million in cash and stock options. The Company expects to account for the acquisition under the purchase method of accounting. The Company is in the process of obtaining an independent third party appraisal of the intangible assets acquired and expects a substantial portion of the purchase price to be allocated to goodwill and purchased in-process research and development. In the second quarter of fiscal 2001, the Company expects to record a charge for the purchased in-process research and development.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following section should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements made that are not historical facts are forward-looking and are based on estimates, forecasts and assumptions involving risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

    The risks and uncertainties referred to above include, but are not limited to, price and product competition; rapid technological development; dependence on new product development; the mix of our products and services; customer demand for our products and services; the ability to successfully integrate acquired companies; control of costs and expenses; the ability to form and implement alliances; the economic, political and other risks associated with international sales and operations; U.S. and foreign government regulation; general industry and market conditions; and growth rates and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations.

    Our accompanying unaudited consolidated financial statements as of December 31, 2000 and for the three months ended December 31, 2000 and 1999, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission for interim financial statements, and should be read in conjunction our Annual Report on Form 10-K for the fiscal year ended September 30, 2000. In our opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated. Certain prior year amounts have been reclassified to conform to the current year period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

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

    We report our operations in three segments: Communications Solutions, Services and Connectivity Solutions. The Communications Solutions segment represents our core business, comprised of our enterprise voice communications systems and software, communications applications, professional services for customer and enterprise relationship management, multi-service networking products and product installation services. The purchase prices of our products typically include installation costs, which are included in the Communications Solutions segment. The Services segment represents our maintenance, value-added and data services. The Connectivity Solutions segment represents our structured cabling systems and our electronic cabinets. The costs of shared services and other corporate center operations managed on a common basis represent business activities that do not qualify for separate operating segment reporting and are aggregated in the Corporate and other category.

    The following table sets forth the allocation of our revenue among our operating segments, expressed as a percentage of total external revenue, excluding corporate and other revenue:

                                                             THREE MONTHS ENDED
                                                                DECEMBER 31,
                                                         ---------------------------
                                                           2000               1999
                                                         --------           --------
                                                                (PERCENTAGES)
OPERATING SEGMENT:
Communications Solutions...............................    52.0%              59.9%
Services...............................................    28.0               25.4
Connectivity Solutions.................................    20.0               14.7
                                                          -----              -----
  Total................................................   100.0%             100.0%
                                                          =====              =====

SEPARATION FROM LUCENT

    We were incorporated under the laws of the State of Delaware on February 16, 2000, as a wholly owned subsidiary of Lucent Technologies Inc. On September 30, 2000, under the terms of a Contribution and Distribution Agreement between us and Lucent, Lucent contributed its enterprise networking business to us and distributed all of the outstanding shares of our capital stock to its shareowners. We refer to these transactions herein as the contribution and the distribution. We had no material assets or activities until the contribution to us by Lucent of its enterprise networking businesses, which occurred immediately prior to the distribution. Lucent conducted such businesses through various divisions and subsidiaries. Following the distribution, we became an independent public company, and Lucent no longer has a continuing stock ownership interest in us. Prior to the distribution, we entered into several agreements with Lucent in connection with, among other things, intellectual property, interim services and a number of ongoing commercial relationships, including product supply arrangements. The interim services agreement sets forth charges generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, but without any profit. With limited exceptions, these interim services are not expected to extend beyond March 31, 2001. The pricing terms for goods and services covered by the commercial agreements reflect negotiated prices.

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

    Our unaudited consolidated financial statements for the three months ended December 31, 1999 reflect the historical results of operations and cash flows of the businesses transferred to us from Lucent as part of the contribution. These consolidated financial statements may not necessarily reflect our results of operations and cash flows in the future or what our results of operations and cash flows would have been had we been a stand-alone company during this period.

BUSINESS RESTRUCTURING AND RELATED CHARGES

    In September 2000, we adopted a restructuring plan to improve profitability and business performance as a stand-alone company and recorded a pretax charge of $520 million. Components of the business restructuring costs and amounts recorded against the related reserve as of December 31, 2000, were as follows:

                                                                                 EXPENDITURES
                                                                                  MADE DURING
                                      COSTS      EXPENDITURES      RESERVE         THE THREE        RESERVE
                                     ACCRUED         MADE       BALANCE AS OF    MONTHS ENDED    BALANCE AS OF
                                     DURING         DURING      SEPTEMBER 30,    DECEMBER 31,    DECEMBER 31,
                                   FISCAL 2000   FISCAL 2000         2000            2000            2000
                                   -----------   ------------   --------------   -------------   -------------
                                                              (DOLLARS IN MILLIONS)
Employee separation costs........     $365           $(20)           $345            $(123)          $222
Lease obligations................      127             --             127              (15)           112
Other related exit costs.........       28             (1)             27               --             27
                                      ----           ----            ----            -----           ----
  Total..........................     $520           $(21)           $499            $(138)          $361
                                      ====           ====            ====            =====           ====

    Accrued business restructuring costs for employee separations of $365 million related to approximately 4,900 occupational and management employees, of which 3,430 employees worldwide have departed as of December 31, 2000, predominately located in the United States. These costs include severance, medical and other benefits. Employee separation payments will be made either through a lump sum or series of payments extending over a period of up to two years from the date of departure. The employee separations are primarily attributed to redesigning the services organization by reducing field technicians to a level needed for non-peak work loads, consolidating and closing certain U.S. and European manufacturing facilities and realigning the sales effort towards a direct focus on strategic accounts and an indirect focus on smaller accounts.

    Accrued costs for lease obligations of $127 million are comprised of $100 million to terminate real estate leases related to approximately two million square feet of excess manufacturing, distribution and administrative space and $27 million to cancel equipment leases related to our information systems infrastructure. Real estate lease termination costs are being incurred primarily in the U.S., Europe and Asia, and have been reduced for sublease income that we believe is probable. Payments will extend through 2003 on the terminated leases. Other related exit costs of $28 million primarily consist of decommissioning legacy computer systems in connection with our separation from Lucent and terminating other contractual obligations.

    In the first quarter of fiscal 2001, we recorded incremental period costs of $23 million, which are included in business restructuring and related charges in our consolidated statement of income, associated with our separation from Lucent related primarily to computer system transition costs such as data conversion activities, asset transfers, and training. We also recorded $36 million in selling, general and administrative expenses for additional start-up activities largely resulting from marketing costs associated with continuing to establish the Avaya brand.

    During the remainder of fiscal 2001, we expect to incur additional period costs of approximately $140 million as a result of our separation from Lucent and establishment as an independent company. We expect to fund our restructuring and start-up activities through a combination of debt and internally generated funds.

    In addition to the actions already taken as part of the restructuring, we are pursuing a contract manufacturing initiative which is not included in the charges above. If we are successful in this initiative, we may incur additional charges in the future. We intend that our contract manufacturing initiative will involve the outsourcing of substantially all of our manufacturing other than the manufacturing of our structured cabling systems. We believe that outsourcing our manufacturing will allow us to improve our cash flow over the next few years through a reduction of inventory and reduced capital expenditures. We cannot assure you that we will be able to implement this manufacturing initiative or that, if implemented, we will achieve these anticipated benefits. Our manufacturing initiative may be delayed or prohibited by a legal proceeding described in "Legal Proceedings" brought by a governmental agency, which may disrupt our operations or result in unanticipated costs.

RESULTS OF OPERATIONS

    The following table sets forth line items from our consolidated statements of income as a percentage of revenue for the periods indicated:

                                                             THREE MONTHS ENDED
                                                                DECEMBER 31,
                                                         ---------------------------
                                                           2000               1999
                                                         --------           --------
Revenue................................................   100.0%             100.0%
Costs..................................................    55.3               52.8
                                                          -----              -----
  Gross margin.........................................    44.7               47.2
                                                          -----              -----
Operating expenses
  Selling, general and administrative..................    34.1               34.4
  Business restructuring and related charges...........     1.3                 --
  Research and development.............................     7.8                5.7
                                                          -----              -----
Total operating expenses...............................    43.2               40.1
                                                          -----              -----
Operating income.......................................     1.5                7.1
Other income, net......................................     0.5                0.2
Interest expense.......................................    (0.6)              (1.1)
  Provision for income taxes...........................     0.5                2.5
                                                          -----              -----
Net income.............................................     0.9%               3.7%
                                                          =====              =====

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED
  DECEMBER 31, 1999

    The following table shows the change in external revenue, both in dollars and in percentage terms:

                                                THREE MONTHS ENDED
                                                   DECEMBER 31,              CHANGE
                                              ----------------------   -------------------
                                                2000          1999        $          %
                                              --------      --------   --------   --------
                                              (DOLLARS IN MILLIONS)
OPERATING SEGMENT:
Communication Solutions.....................   $  928        $1,108     $(180)     (16.2)%
Services....................................      499           470        29        6.2
Connectivity Solutions......................      356           271        85       31.4
Corporate and other.........................        2             1         1      100.0
                                               ------        ------     -----      -----
  Total.....................................   $1,785        $1,850     $ (65)      (3.5)%
                                               ======        ======     =====      =====

    REVENUE. Revenue decreased 3.5% or $65 million, from $1,850 million for the first quarter in fiscal 2000, to $1,785 million for the same period in fiscal 2001, due to a decrease in the Communications Solutions segment, partially offset by increases in the Connectivity Solutions and Services segments. The decrease in the Communications Solutions segment was largely attributed to an overall sales reduction in enterprise voice communications systems and communications applications products predominately in the United States partially offset by strong growth worldwide in the multi-service networking business. The revenue decline in the Communications Solutions segment was primarily due to our move to a more indirect sales channel, product mix, and the effect of customers having purchased systems last year in anticipation of year 2000 concerns, as well as the effect of slowing overall United States economic conditions. In addition, the Communications Solutions segment experienced a decrease in installation revenue as a result of the reduction in product sales. The Connectivity Solutions segment increase was the result of strong customer demand for the SYSTIMAX and ExchangeMax structured cabling systems and electronic cabinets. The increase in the Services segment was mainly the result of growth in the United States in data and value-added services partially offset by a decrease in maintenance services.

    Revenue within the United States decreased 9.2% or $136 million, from $1,485 million for the first quarter in fiscal 2000, to $1,349 million for the same period in fiscal 2001. Revenue outside the United States increased 19.5% or $71 million, from $365 million for the first quarter in fiscal 2000, to $436 million for the same period in fiscal 2001. Revenue outside the United States in the first quarter in fiscal 2001 represented 24.4% of revenue compared with 19.7% in the same period in fiscal 2000. We continued to expand our business outside of the United States with growth across all regions.

    COSTS AND GROSS MARGIN. Total costs increased 1.1% or $11 million, from $977 million for first quarter in fiscal 2000, to $988 million for the same period in fiscal 2001. Gross margin percentage decreased 2.5% from 47.2% in the first quarter in fiscal 2000 as compared with 44.7% in the same period in fiscal 2001. The decrease was primarily due to a shift from a direct retail market to an indirect distribution channel resulting from our sale of this distribution function and a less favorable mix of products. This decrease was partially offset by savings resulting from our business restructuring, including realizing benefits from reducing the permanent services organization.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses decreased 4.4% or $28 million, from $636 million for the first quarter in fiscal 2000, to $608 million for the same period in fiscal 2001. The decrease is primarily due to savings associated with our business restructuring plan, including lower staffing levels and terminated real estate lease obligations. The reduction in SG&A expenses was partially offset by planned increases in incentive compensation expense and additional charges for start-up activities related to establishing independent operations, which are primarily comprised of marketing costs associated with establishing our brand.

    BUSINESS RESTRUCTURING AND RELATED CHARGES. Business restructuring and related charges of $23 million for the first quarter in fiscal 2001 represent costs associated with our restructuring plan to improve profitability and business performance as a stand-alone company. This charge represents incremental period costs associated with our separation from Lucent related primarily to computer system transition costs such as data conversion activities, asset transfers, and training.

    RESEARCH AND DEVELOPMENT. Research and development (R&D) expenses increased 33.3% or $35 million, from $105 million for first quarter in fiscal 2000, to $140 million for the same period in fiscal 2001. This planned increase in R&D is primarily due to higher expenditures in support of new products, which was partially offset by reduced spending on more mature product lines. Our investment in R&D represented 7.8% of revenue in the first quarter of fiscal 2001 as compared with 5.7% in the prior period, which is consistent with our plan to increase R&D spending in high growth markets.

    We intend to invest an amount equal to approximately 9% of our total revenue in fiscal 2001 in R&D. These investments represent a significant increase over our investments in R&D for the fiscal years prior to the distribution, which was approximately 6% of total revenue. As a part of Lucent, we were allocated a portion of Lucent's basic research, which did not necessarily directly benefit our business. In the future, our investments in R&D will have a greater focus on our products.

    OTHER INCOME, NET. Other income, net increased from $4 million for the first quarter in fiscal 2000 to $9 million for the same period in fiscal 2001. This increase was primarily due to interest income earned on higher cash balances.

    PROVISION FOR INCOME TAXES. The effective tax rates for first quarter in fiscal 2001 and 2000 were 38.0% and 40.0%, respectively. The reduction in the provision for taxes in fiscal 2001 is primarily due to increased research and development spending which is expected to generate more tax credits, as well as increased earnings from outside the United States in jurisdictions that have a lower income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

    Avaya's cash and cash equivalents increased to $560 million at December 31, 2000, from $271 million at September 30, 2000. The increase primarily resulted from $329 million of net cash provided by financing activities, offset in part by $116 million of net cash used in investing activities.

    For the first quarter in fiscal 2001, net cash provided by operating activities of $58 million was comprised of net income adjusted for non-cash charges of $134 million, and net cash used for changes in operating assets and liabilities of $92 million. Net cash used for operating assets and liabilities is primarily attributed to cash receipts for accounts receivable offset by a reduction in advance billings and deposits, cash payments for accounts payable, business restructuring and start-up activities, and an increase in work in process and raw materials inventory. Days sales outstanding in accounts receivable for the first quarter of fiscal 2001 was 86 days versus 74 days for the fourth quarter of fiscal 2000. This increase is primarily attributed to extended payment terms with Lucent regarding settlement of third party receivables pursuant to the Contribution and Distribution Agreement. Days sales of inventory on-hand for the first quarter of fiscal 2001 were 60 days versus 52 days for the fourth quarter of fiscal 2000. The increase in days sales in inventory is primarily due to lower sales volumes.

    Net cash of $116 million used in investing activities resulted primarily from cash paid for capital expenditures in the first quarter of fiscal 2001 due mainly to Avaya establishing itself as a stand-alone entity, including information technology upgrades and corporate infrastructure expenditures.

    Net cash provided by financing activities of $329 million in the first quarter in fiscal 2001 was mainly due to the receipt of $400 million in proceeds from the sale of Series B convertible participating preferred stock and warrants to purchase our common stock described below, which was partially offset by $80 million in payments primarily for the retirement of commercial paper.

    Our commercial paper program is comprised of short-term borrowings in the commercial paper market at market interest rates. Interest rates on our commercial paper obligations are variable due to their short-term nature. As of December 31, 2000, $700 million in commercial paper was classified as long term debt in the consolidated balance sheet since it is supported by the five-year credit facility described below and management intends to reissue the commercial paper on a long term basis. The weighted average interest rate and maturity period for the commercial paper outstanding as of December 31, 2000 was approximately 7.32% and 75 days, respectively.

    We have two unsecured revolving credit facilities with third party financial institutions consisting of an $850 million 364-day credit facility that expires in September 2001 and an $850 million five-year credit facility that expires in September 2005. Funds are available under these revolving credit facilities for general corporate purposes, to backstop commercial paper, and for acquisitions.

    On October 2, 2000, we sold to Warburg, Pincus Equity Partners, L.P. and related investment funds 4 million shares of our Series B convertible participating preferred stock and warrants to purchase our common stock for an aggregate purchase price of $400 million. Based on a conversion price of $26.71, the Series B preferred stock is initially convertible into 15,219,019 shares of our common stock as of December 31, 2000.

    The warrants have an exercise price of $34.73 representing 130% of the conversion price for the Series B preferred stock. Of these warrants, warrants exercisable for 6,883,933 shares of common stock have a four-year term and warrants exercisable for 5,507,146 shares of common stock have a five-year term. During a period commencing no later than June 30, 2001, until the second anniversary of their issuance, if the market price of our common stock exceeds 200%, in the case of the four-year warrants, and 225%, in the case of the five-year warrants, of the exercise price of the warrants for 20 consecutive trading days, we can force the exercise of up to 50% of the four-year warrants and the five-year warrants, respectively.

    The shares of Series B preferred stock had an aggregate initial liquidation value of $400 million and will accrete for the first ten years at an annual rate of 6.5% and 12% thereafter, compounded quarterly. After the third anniversary of the original issue date of the Series B preferred stock, 50% of the amount accreted for the year may be paid in cash as a dividend on a quarterly basis, at our option. After the fifth anniversary of the issue date through the tenth anniversary, we may elect to pay 100% of the amount accreted for the year as a cash dividend on a quarterly basis. The liquidation value calculated on each quarterly dividend payment date, which includes the accretion for the dividend period, will be reduced by the amount of any cash dividends paid. Following the tenth anniversary of the issue date, we will pay quarterly cash dividends at an annual rate of 12% of the then accreted liquidation value of the Series B preferred stock, compounded quarterly. The Series B preferred shares also participate, on an as-converted basis, in dividends paid on our common stock. For the first quarter in fiscal 2001, accretion of the Series B preferred stock was $6.5 million, resulting in a liquidation value of $406,500,000 as of December 31, 2000. The total number of shares of common stock into which the Series B preferred stock are convertible is determined by dividing the liquidation value in effect at the time of conversion by the conversion price.

    The Emerging Issues Task Force of the Financial Accounting Standards Board recently deliberated the accounting for convertible securities with beneficial conversion features. A beneficial conversion feature would exist if the conversion price (accounting basis) for the Series B preferred stock or warrants was less than the fair value of our common stock at the commitment date. We determined that no beneficial conversion features currently exist and therefore there is no impact on the results of operations associated with the Series B preferred stock or with the warrants to purchase shares of our common stock. The beneficial conversion features, if any, associated with dividends paid in kind on the Series B preferred stock, where it is our option to pay dividends on the Series B preferred stock in cash or in kind, will be measured when dividends are declared and recorded as a reduction to net income attributable to common shareowners.

    At any time after the fifth anniversary of their issuance, we may force conversion of the shares of Series B preferred stock. If we give notice of a forced conversion, the investors will be able to require us to redeem the Series B preferred shares at 100% of the then current liquidation value, plus accrued and unpaid dividends. Following a change-in-control of us during the first five years after the investment, other than a change of control transaction that is a business combination involving solely the issuance of common stock, the accretion of some or all the liquidation value of the Series B preferred stock through the fifth anniversary of the issue date will be accelerated, subject to our ability to pay a portion of the accelerated accretion in cash in some instances. In addition, for 60 days following the occurrence of any change-of-control of us during the first five years after the investment, the investors will be able to require us to redeem the Series B preferred stock at 101% of the liquidation value, including any accelerated accretion of the liquidation value, plus accrued and unpaid dividends.

    Our cost of capital and ability to obtain external financing is affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. Our commercial paper is currently rated P-2 by Moody's and A-2 by Standard & Poor's, and our long term debt rating is Baa1 by Moody's and BBB by Standard & Poor's.

    Our ability to issue additional equity is constrained because certain issuances of additional common stock may cause the distribution to be taxable to Lucent under Section 355(e) of the Internal Revenue Code, and under the tax sharing agreement between Lucent and us, we would be required to indemnify Lucent against that tax.

    Our primary future cash needs on a recurring basis will be to fund working capital, capital expenditures and debt service, and we believe that our cash flows from operations will be sufficient to meet these needs. We expect to fund our business restructuring and separation costs through a combination of debt and internally generated funds. If we do not generate sufficient cash from operations, we may need to incur additional debt. We currently anticipate spending approximately $361 million for business restructuring and approximately $140 million for additional expenditures resulting from our continuing establishment as an independent company. In order to meet our cash needs, we may from time to time issue additional commercial paper, if the market permits such borrowings, or issue long or short-term debt, if available. We may also refinance all or a portion of the commercial paper program with long-term or other short-term debt instruments, although it is our intention to reissue the commercial paper on a long-term basis as and when favorable market conditions exist. We intend to file a debt registration statement to have the flexibility to access the capital markets from time to time.

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

    It is often difficult to estimate the future impact of environmental matters, including potential liabilities. We have established financial reserves to cover environmental liabilities where they are probable and reasonably estimable. Reserves for estimated losses from environmental matters are, depending on the site, based primarily upon internal or third-party environmental studies and the extent of contamination and the type of required cleanup. Although we believe that our reserves are adequate to cover known environmental liabilities, there can be no assurance that the actual amount of environmental liabilities will not exceed the amount of reserves for such matters or will not have a material adverse effect on our financial position, results of operations or cash flows.

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

    From time to time we are subject to unfair labor charges filed by the unions representing our employees with the National Labor Relations Board. For example, Region 6 of the National Labor Relations Board, which is located in Pittsburgh, Pennsylvania, has issued a complaint alleging that Lucent has refused to bargain over the outsourcing of certain of its manufacturing activities. In that proceeding, which will be held before an administrative law judge in Region 6 of the National Labor Relations Board, the General Counsel of the National Labor Relations Board will act as prosecutor and the charging party, International Brotherhood of Electrical Workers System Council EM-3, which is the union representing the workers at the manufacturing facilities in question, will be an interested party entitled to participate in the proceeding. Because the complaint relates to some of the manufacturing facilities that were transferred to us as part of the distribution, we may be named a party to this action.

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

    The above actions will most likely be consolidated with other purported class actions filed against Lucent on behalf of shareholders in January 2000. Those January 2000 actions have been consolidated and are pending in the Federal District Court for the District of New Jersey. We understand that Lucent has filed its Answer to the Fourth Consolidated Amended and Supplemental Action Complaint in the consolidated action. The plaintiffs allege that they were injured by reason of certain alleged false and misleading statements made by Lucent in violation of the federal securities laws. The consolidated cases were initially filed on behalf of shareholders of Lucent who bought Lucent common stock between October 26, 1999 and January 6, 2000, but the consolidated complaint was amended to include purported class members who purchased Lucent common stock up to November 21, 2000. A class has not yet been certified in the consolidated actions. The plaintiffs in all these shareholder class actions seek compensatory damages plus interest and attorneys' fees.

    Any liability incurred by Lucent in connection with these shareholder class action lawsuits may be deemed a shared contingent liability under the Contribution and Distribution Agreement and as a result, we would be responsible for 10% of any such liability in excess of $50 million. All of these actions are in the early stages of litigation and an outcome cannot be predicted, and as a result, we cannot assure you that these cases will not have a material adverse effect on our financial position, results of operations or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 133

    Effective October 1, 2000, we adopted Financial Accounting Standards Board ("FASB") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133 requires us to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS 133 also allows special accounting treatment, or hedge accounting, for derivatives and hedged exposures when certain conditions are met.

    If hedge accounting is elected, changes in the fair value of derivatives would be either recognized in earnings as offsets to the changes in the fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion, if any, of a hedging derivative's change in fair value would be immediately recognized in earnings.

    While it is our objective to achieve economic hedges through our use of derivative instruments, we did not elect hedge accounting as defined by SFAS 133. Adoption of SFAS 133 did not have a material impact on our results of operations, financial position, or cash flows.

SFAS 140

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Standard replaced SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Standard will be applied prospectively, with certain exceptions, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this Standard is not expected to have a material impact on our results of operations, financial position or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We are exposed to risk from changes in foreign currency exchange rates and interest rates that could impact our results of operations, financial position or cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We conduct our business on a multinational basis in a wide variety of foreign currencies, and, as such, use derivative financial instruments to reduce earnings and cash flow volatility associated with foreign exchange rate changes. We use foreign currency forward contracts, and to a lesser extent, foreign currency options, to mitigate the effects of fluctuations of exchange rates on intercompany loans which are denominated in currencies other than the entity's functional currency, and to reduce the exposure to the risk that the eventual net cash flows resulting from the purchase or sale of products to or from non-U.S. customers will be adversely affected by changes in exchange rates. Derivative financial instruments are used as risk management tools and not for speculative or trading purposes.

RECORDED TRANSACTIONS

    We use foreign currency forward contracts primarily to manage exchange rate exposures on intercompany loans residing on our foreign subsidiaries' books which are denominated in currencies other than the entities' functional currency. When these loans are translated into the entities' functional currency at the month end exchange rates, the fluctuations in the exchange rates are recognized in earnings as other income or expense. Gains and losses resulting from the impact of currency exchange rate movements on foreign currency forward contracts designated to offset these non-functional currency denominated loans are also recognized in earnings as other income or expense in the period in which the exchange rates change and are generally offset by the foreign currency losses and gains on the non-functional currency denominated loans. For the three months ended December 31, 2000, the net effect of the gains and losses on the change in the fair value of the foreign currency forward contracts and the translation of the non-functional currency denominated loans were not material to our results of operations.

FORECASTED TRANSACTIONS

    We use foreign currency forward and option contracts to offset certain forecasted foreign currency transactions primarily related to the purchase or sale of product expected to occur during the ensuing twelve months. The gains and losses resulting from the impact of currency exchange rate movements on these foreign currency forward and option contracts are recognized as other income or expense in the period in which the exchange rates change. For the three months ended December 31, 2000, these gains and losses were not material to our results of operations.

    Electing to not use hedge accounting under SFAS 133 could result in a gain or loss from fluctuations in exchange rates related to a derivative contract being recognized in a period which is different from the loss or gain recognized from the underlying forecasted transaction. However, we have procedures to manage the risks associated with our derivative instruments which include limiting the duration of the contracts, typically six months or less, and the amount of the underlying exposures that can be economically hedged. Historically, the gains and losses on these transactions have not been significant.

    We may enter into interest rate swap agreements to manage the risk between fixed, floating and variable interest rates and long-term and short-term maturity debt instruments. There were no interest rate swap agreements in effect during the first quarter of fiscal 2001.

    While we hedge many foreign currency transactions, the decline in value of non-U.S. dollar currencies may, if not reversed, adversely affect our ability to contract for product sales in U.S. dollars because our products may become more expensive to purchase in U.S. dollars for local customers doing business in the countries of the affected currencies.

    By their nature, all derivative instruments involve, to varying degrees, elements of market risk and credit risk not recognized in our financial statements. The market risk associated with these instruments resulting from currency exchange rate movements is expected to offset the market risk of the underlying transactions, assets and liabilities being economically hedged. The counterparties to the agreements relating to our foreign exchange instruments consist of a diversified group of major financial institutions. We do not believe that there is significant risk of loss in the event of nonperformance of the counterparties because we control our exposure to credit risk through credit approvals and limits, and continual monitoring of the credit ratings of such counterparties. In addition, we limit the financial exposure and the amount of agreements entered into with any one financial institution.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS.

    See Note 11--"Commitments and Contingencies" to the unaudited interim consolidated financial statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    On October 2, 2000, we sold to Warburg, Pincus Equity Partners, L.P. and related investment funds, 4 million shares of its Series B convertible participating preferred stock and warrants to purchase its common stock for an aggregate purchase price of $400 million. The issuance of the preferred stock and warrants was exempt from registration under Section 4(2) of the Securities Act of 1933 because the transaction did not involve a public offering of securities by us. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a description of the terms governing the conversion of the preferred stock into, or the exercise of the warrants for, shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5. OTHER INFORMATION.

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits:

    None.

    (b) Reports on Form 8-K:

    The following Current Reports on Form 8-K were filed by us during the fiscal quarter ended December 31, 2000:

       1. October 2, 2000--Item 5. Other Events--Announcement of our plans to pay a dividend on our common stock at a future date.

       2. October 23, 2000--Item 5. Other Events--Resignation of Henry Schacht as our Chairman of the Board of Directors.

       3. October 27, 2000--Item 9. Regulation FD Disclosure--Avaya furnished a transcript of its earnings conference call.

       4. November 13, 2000--Item 9. Regulation FD Disclosure--Avaya furnished certain information in connection with a presentation to an investor conference by Donald K. Peterson, its President and Chief Executive Officer.

    No financial statements were included in any of these Current Reports.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       AVAYA INC.

                                                       By:            /s/ CHARLES D. PEIFFER
                                                            -----------------------------------------
                                                                        Charles D. Peiffer
                                                                            CONTROLLER
                                                                  (PRINCIPAL ACCOUNTING OFFICER)

February 14, 2001