Form 10-Q
period 2001-03-31
AVAYA INC
filed 2001-05-15
CIK 1116521

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR

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

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At March 31, 2001, 283,831,630 common shares were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                DESCRIPTION                                  PAGE
----                                                -----------                                --------
                                                PART I

         1.                 Financial Statements........................................           3

         2.                 Management's Discussion and Analysis of Financial Condition
                              and Results of Operations.................................          21

         3.                 Quantitative and Qualitative Disclosures About Market
                              Risk......................................................          35

                                                PART II

         1.                 Legal Proceedings...........................................          37

         2.                 Changes in Securities and Use of Proceeds...................          37

         3.                 Defaults Upon Senior Securities.............................          37

         4.                 Submission of Matters to a Vote of Security Holders.........          37

         5.                 Other Information...........................................          37

         6.                 Exhibits and Reports on Form 8-K............................          37

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                          AVAYA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                MARCH 31,                   MARCH 31,
                                                          ----------------------      ----------------------
                                                            2001          2000          2001          2000
                                                          --------      --------      --------      --------
REVENUE
  Products..............................................   $1,323        $1,459        $2,609        $2,839
  Services..............................................      529           486         1,028           956
                                                           ------        ------        ------        ------
                                                            1,852         1,945         3,637         3,795
                                                           ------        ------        ------        ------
COSTS
  Products..............................................      792           895         1,593         1,667
  Services..............................................      241           252           468           497
                                                           ------        ------        ------        ------
                                                            1,033         1,147         2,061         2,164
                                                           ------        ------        ------        ------
GROSS MARGIN............................................      819           798         1,576         1,631
                                                           ------        ------        ------        ------
OPERATING EXPENSES
  Selling, general and administrative...................      556           600         1,124         1,196
  Business restructuring and related charges............      182            --           205            --
  Research and development..............................      153           119           293           224
  Purchased in-process research and development.........       31            --            31            --
                                                           ------        ------        ------        ------
TOTAL OPERATING EXPENSES................................      922           719         1,653         1,420
                                                           ------        ------        ------        ------
OPERATING INCOME (LOSS).................................     (103)           79           (77)          211
  Other income, net.....................................       18            50            27            54
  Interest expense......................................      (10)          (21)          (20)          (42)
                                                           ------        ------        ------        ------

INCOME (LOSS) BEFORE INCOME TAXES.......................      (95)          108           (70)          223
  Provision (benefit) for income taxes..................      (31)           42           (22)           88
                                                           ------        ------        ------        ------
NET INCOME (LOSS).......................................   $  (64)       $   66        $  (48)       $  135
                                                           ======        ======        ======        ======

EARNINGS (LOSS) PER COMMON SHARE:
  Basic.................................................   $(0.25)       $ 0.25        $(0.21)       $ 0.51
                                                           ======        ======        ======        ======
  Diluted...............................................   $(0.25)       $ 0.24        $(0.21)       $ 0.48
                                                           ======        ======        ======        ======

                See Notes to Consolidated Financial Statements.

                          AVAYA INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              MARCH 31, 2001   SEPTEMBER 30, 2000
                                                              --------------   ------------------
ASSETS
Current Assets:
  Cash and cash equivalents.................................      $  312             $  271
  Receivables, less allowances of $75 at March 31, 2001 and
    $62 at September 30, 2000...............................       1,444              1,758
  Inventory.................................................         747                639
  Deferred income taxes, net................................         354                450
  Other current assets......................................         324                244
                                                                  ------             ------
TOTAL CURRENT ASSETS........................................       3,181              3,362
                                                                  ------             ------
  Property, plant and equipment, net........................       1,035                966
  Prepaid benefit costs.....................................         269                387
  Deferred income taxes, net................................         103                 44
  Goodwill and other intangible assets, net.................         282                204
  Other assets..............................................          84                 74
                                                                  ------             ------
TOTAL ASSETS................................................      $4,954             $5,037
                                                                  ======             ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................      $  569             $  763
  Current portion of long term debt.........................          23                 80
  Business restructuring reserve............................         251                499
  Payroll and benefit obligations...........................         557                491
  Advance billings and deposits.............................         180                253
  Other current liabilities.................................         512                503
                                                                  ------             ------
TOTAL CURRENT LIABILITIES...................................       2,092              2,589
                                                                  ------             ------
  Long term debt............................................         700                713
  Benefit obligations.......................................         458                421
  Deferred revenue..........................................          71                 83
  Other liabilities.........................................         485                467
                                                                  ------             ------
TOTAL NONCURRENT LIABILITIES................................       1,714              1,684
                                                                  ------             ------
Commitments and contingencies
  Series B convertible participating preferred stock, par
    value $1.00 per share, 4 million shares authorized,
    issued and outstanding..................................         381                 --
                                                                  ------             ------
STOCKHOLDERS' EQUITY
  Series A junior participating preferred stock, par value
    $1.00 per share, 7.5 million shares authorized; none
    issued and outstanding..................................          --                 --
  Common stock, par value $0.01 per share, 1.5 billion
    shares authorized, 283,831,630 and 282,027,675 issued
    and outstanding as of March 31, 2001 and September 30,
    2000, respectively......................................           3                  3
  Additional paid-in capital................................         878                825
  Retained earnings (deficit)...............................         (61)                --
  Accumulated other comprehensive loss......................         (53)               (64)
  Less treasury stock at cost (5,063 shares as of March 31,
    2001)...................................................          --                 --
                                                                  ------             ------
TOTAL STOCKHOLDERS' EQUITY..................................         767                764
                                                                  ------             ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................      $4,954             $5,037
                                                                  ======             ======

                See Notes to Consolidated Financial Statements.

                          AVAYA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                                        MARCH 31,
                                                                  ----------------------
                                                                    2001          2000
                                                                  --------      --------
OPERATING ACTIVITIES:
  Net income (loss).........................................        $(48)         $135
    Adjustments to reconcile net income (loss) to net cash
      provided by (used for) operating activities:
    Business restructuring and related charges..............         134            --
    Depreciation and amortization...........................         131           112
    Provision for uncollectible receivables.................          32            17
    Deferred income taxes...................................          37            (4)
    Purchased in-process research and development...........          31            --
    Other adjustments for non-cash items, net...............           1           (45)
    Changes in operating assets and liabilities:
      Receivables...........................................         282           268
      Inventory.............................................        (103)          (15)
      Accounts payable......................................        (211)          (23)
      Other assets and liabilities..........................        (307)         (257)
                                                                    ----          ----
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES........         (21)          188
                                                                    ----          ----
INVESTING ACTIVITIES:
  Capital expenditures......................................        (160)         (145)
  Proceeds from the sale of property, plant and equipment...           2             9
  Disposal of businesses....................................          --            64
  Acquisition of business, net of cash acquired.............        (101)           --
  Other investing activities, net...........................         (16)          (11)
                                                                    ----          ----
NET CASH USED FOR INVESTING ACTIVITIES......................        (275)          (83)
                                                                    ----          ----
FINANCING ACTIVITIES:
  Issuance of convertible participating preferred stock.....         368            --
  Issuance of warrants......................................          32            --
  Issuance of common stock..................................          22            --
  Transfers to Lucent.......................................          --          (137)
  Decrease in long term debt, net...........................         (79)           --
  Other financing activities, net...........................          --            (3)
                                                                    ----          ----
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES........         343          (140)
                                                                    ----          ----
Effect of exchange rate changes on cash and cash
  equivalents...............................................          (6)           --
                                                                    ----          ----
Net increase (decrease) in cash and cash equivalents........          41           (35)
Cash and cash equivalents at beginning of period............         271           194
                                                                    ----          ----
Cash and cash equivalents at end of period..................        $312          $159
                                                                    ====          ====

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

BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of the Company as of March 31, 2001 and for the three and six months ended March 31, 2001 and 2000, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission for interim financial statements, and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. In the Company's opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated. Certain prior year amounts have been reclassified to conform to the current interim period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

    The unaudited consolidated financial statements for the three and six months ended March 31, 2000 represent the results of operations and cash flows of the Company as if it were a separate entity. These consolidated financial statements include allocations of certain Lucent corporate headquarters' assets, liabilities, and expenses relating to the Company's businesses that were transferred to the Company from Lucent as well as an allocation of costs of basic research and development activities. Management believes the costs of these services and research charged to the Company are a reasonable representation of the costs that would have been incurred if the Company had performed these functions as a stand-alone entity. The Company currently performs these functions and basic research requirements using its own resources or purchased services.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 140

    In September 2000, the Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). This Standard replaced SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers representing secured borrowings. This Standard will be applied prospectively, with certain exceptions, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of SFAS 140 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

3.  ACQUISITION AND OTHER TRANSACTIONS

ACQUISITION OF VPNET TECHNOLOGIES, INC.

    On February 6, 2001, the Company acquired VPNet Technologies, Inc., a privately held developer of virtual private network solutions and devices, for an aggregate purchase price of $117 million in cash and stock options. The acquisition was accounted for by the purchase method of accounting and, accordingly, the consolidated financial statements include the results of operations and the estimated fair values of the assets and liabilities assumed from the date of acquisition. In the second quarter of fiscal 2001, the Company paid-off $9 million of VPNet's long term debt.

    Included in the purchase price for this acquisition was purchased in-process research and development. As some of the technology had not reached technological feasibility and had no future alternative use, approximately
$31 million was written off as a non-tax-deductible charge to earnings in the second quarter of fiscal 2001. The remaining purchase price was allocated to both tangible and intangible assets, less liabilities assumed. The Company allocated approximately $48 million to goodwill, $30 million to existing technology and $16 million to other intangible assets. These intangible assets, which are included in goodwill and other intangible assets, net, will be amortized over periods not exceeding 5 years.

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

    Revenue was estimated based on relevant market size and growth factors, expected industry trends, individual product sales cycles and the estimated life of each product's underlying technology. Estimated operating expenses, income taxes, and charges for the use of contributory assets were deducted from estimated revenue to determine estimated after-tax cash flows for each project. Estimated operating expenses include cost of goods sold, selling, general and administrative expenses, and research and development expenses. The research and development expenses include estimated costs to maintain the products once they have been introduced into the market and generate revenue and costs to complete the purchased in-process research and development.

    The rates utilized to discount the projected cash flows were based on consideration of the Company's weighted average cost of capital, as well as other factors including the useful life of each project, the anticipated profitability of each project, the uncertainty of technology advances that were known at the time and the stage of completion of each project.

    Management is primarily responsible for estimating the fair value of the assets and liabilities acquired, and has conducted due diligence in determining the fair value. Management has made estimates and assumptions that affect the reported amounts of assets, liabilities and expenses resulting from such acquisition. Actual results could differ from these amounts.

OTHER TRANSACTIONS

OUTSOURCING OF CERTAIN MANUFACTURING FACILITIES

    On February 20, 2001, the Company announced a five-year agreement to outsource most of the manufacturing of its communications systems and software to Celestica Inc. The Company will receive approximately $200 million for the assets it is transferring to Celestica. The first phase of the

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

3. ACQUISITION AND OTHER TRANSACTIONS (CONTINUED) transaction closed on May 4, 2001, with the remaining phases expected to be completed by the end of the first quarter of fiscal 2002.

SHELF REGISTRATION STATEMENT

    On March 30, 2001, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission as part of a shelf registration process. Upon effectiveness of the Registration Statement, the Company will be able to offer common stock, preferred stock, debt securities or warrants to purchase debt securities, or any combination of these securities, in one or more offerings with a total initial offering price of up to $940 million. The Company intends to use the proceeds from the sale of the securities for general corporate purposes, including debt repayment and refinancing, capital expenditures and acquisitions.

    Under the shelf registration statement, the Company has also registered for resale by the Warburg Funds the preferred stock and warrants described in
Note 7 to the Consolidated Financial Statements, and shares of common stock issuable upon conversion or exercise thereof. The Company will not receive any proceeds from the sale by the Warburg Funds of these securities.

4.  COMPREHENSIVE INCOME

    Comprehensive income (loss) includes, in addition to net income (loss), unrealized gains and losses excluded from the Consolidated Statements of Operations that are recorded directly to a separate section of stockholders' equity in "Accumulated other comprehensive loss." These unrealized gains and losses are referred to as other comprehensive income (loss) and primarily consist of foreign currency translation adjustments, which are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                            MARCH 31,                MARCH 31,
                                        ------------------        ----------------
                                        2001          2000       2001          2000
                                        ----          ----       ----          ----
                                                   (DOLLARS IN MILLIONS)
Net income (loss)...................    $(64)         $ 66       $(48)         $135
Other comprehensive income (loss)...     (28)          (34)        11            (6)
                                        ----          ----       ----          ----
Total comprehensive income (loss)...    $(92)         $ 32       $(37)         $129
                                        ====          ====       ====          ====

5.  SUPPLEMENTARY FINANCIAL INFORMATION

STATEMENT OF OPERATIONS INFORMATION

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                             MARCH 31,             MARCH 31,
                                        ------------------     ----------------
                                          2001       2000       2001       2000
                                          ----       ----       ----       ----
                                                  (DOLLARS IN MILLIONS)
OTHER INCOME, NET
Gain (loss) on foreign currency
  transactions........................    $ 2        $(5)       $(1)       $(3)
Gain on businesses sold...............      4         45          6         45
Interest income.......................      8         --         15         --
Miscellaneous, net....................      4         10          7         12
                                          ---        ---        ---        ---
    Total other income, net...........    $18        $50        $27        $54
                                          ===        ===        ===        ===

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

5.  SUPPLEMENTARY FINANCIAL INFORMATION (CONTINUED)

BALANCE SHEET INFORMATION

                                                        MARCH 31,   SEPTEMBER 30,
                                                          2001          2000
                                                        ---------   -------------
                                                          (DOLLARS IN MILLIONS)
INVENTORY
Completed goods.......................................    $527          $472
Work in process and raw materials.....................     220           167
                                                          ----          ----
  Total inventory.....................................    $747          $639
                                                          ====          ====

SUPPLEMENTAL CASH FLOW INFORMATION

                                                               MARCH 31,
                                                                  2001
                                                               ---------
                                                                (DOLLARS
                                                              IN MILLIONS)
ACQUISITION OF BUSINESS:
  Fair value of assets acquired, net of cash acquired.......      $153
  Less: Fair value of liabilities assumed...................       (52)
                                                                  ----
    Acquisition of business, net of cash acquired...........      $101
                                                                  ====

NON-CASH TRANSACTIONS:
  Accretion on Series B Preferred Stock (Note 7)............      $ 13
  Fair market value of stock options issued in connection
    with acquisition (Note 3)...............................        16
  ADJUSTMENTS TO ORIGINAL CONTRIBUTION BY LUCENT (Note 12):
  Accounts receivable.......................................         8
  Property, plant and equipment, net........................         7
                                                                  ----
    Total non-cash transactions.............................      $ 44
                                                                  ====

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

6.  BUSINESS RESTRUCTURING AND RELATED CHARGES

    In September 2000, the Company adopted a restructuring plan to improve profitability and business performance as a stand-alone company and recorded a pretax charge of $520 million. Components of the business restructuring costs, as well as amounts and adjustments recorded to the related reserve as of March 31, 2001, were as follows:

                                                                               NET
                                                                           ADJUSTMENTS   EXPENDITURES
                                                                              MADE           MADE
                                                                           DURING THE     DURING THE     RESERVE
                                 COSTS      EXPENDITURES      RESERVE      SIX MONTHS     SIX MONTHS     BALANCE
                                ACCRUED         MADE       BALANCE AS OF      ENDED         ENDED         AS OF
                                DURING         DURING      SEPTEMBER 30,    MARCH 31,     MARCH 31,     MARCH 31,
                              FISCAL 2000   FISCAL 2000        2000           2001           2001         2001
                              -----------   ------------   -------------   -----------   ------------   ---------
                                                             (DOLLARS IN MILLIONS)
Employee separation costs...      $365          $(20)          $345           $(21)         $(195)        $129
Lease obligations...........       127            --            127             --            (32)          95
Other related exit costs....        28            (1)            27             --             --           27
                                  ----          ----           ----           ----          -----         ----
    Total...................      $520          $(21)          $499           $(21)         $(227)        $251
                                  ====          ====           ====           ====          =====         ====

    In the second quarter of fiscal 2001, as part of the Company's overall restructuring effort, Avaya entered into an agreement to outsource most of its manufacturing of communication systems and software to Celestica Inc. As a result, approximately 1,930 union-represented and 430 salaried employees will receive involuntary employee termination benefits. Under the agreement with Celestica, the Company will outsource its manufacturing operations currently performed in Westminster, Colorado as well as its repair and distribution operations located in Little Rock, Arkansas. Employees at the Westminster and Little Rock locations were transitioned from Avaya to Celestica on May 4, 2001. In addition, products currently manufactured in Shreveport, Louisiana will be transitioned to the Westminster or other Celestica facilities. All Shreveport operations are expected to be phased out by the end of the first quarter of fiscal 2002.

    In connection with the outsourcing of these facilities, the Company recorded a pretax charge of $134 million related to employee separation costs as a business restructuring and related charge in the Consolidated Statement of Operations. The $134 million charge resulted in a $34 million increase in the business restructuring reserve, a $69 million reduction in prepaid benefit costs for enhanced severance and pension benefits, and an increase of $31 million of post-retirement benefits other than pension included in benefit obligations. The charge for post-retirement benefits other than pension represents the cost of curtailment in accordance with SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

    In connection with the contract manufacturing transaction, previously accrued separation costs of $55 million for union-represented employees at Shreveport will be paid as enhanced severance benefits from existing pension and benefit assets. This $55 million reduction offset by the $34 million increase related to severance payments that will be made using cash, resulted in a net adjustment of $21 million to the business restructuring reserve.

    As of September 30, 2000, accrued business restructuring costs for employee separations of $365 million related to approximately 4,900 union-represented and salaried employees, of which 3,662 employees worldwide have departed as of March 31, 2001 predominately in the United States. In

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

6. BUSINESS RESTRUCTURING AND RELATED CHARGES (CONTINUED) connection with the contract manufacturing transaction with Celestica, there were no employee separations as of March 31, 2001. Employee separation payments will be made either through lump sum or a series of payments extending over a period of up to two years from the date of departure, at the employees' option. Payments on lease obligations, which consist of real estate and equipment leases, will extend through 2003. Other related exit costs will be paid by the end of the current fiscal year.

    For the three and six months ended March 31, 2001, the Company recorded incremental period costs of $48 million and $71 million, respectively, which are included in business restructuring and related charges in the Consolidated Statement of Operations, associated with the Company's separation from Lucent. These costs relate primarily to computer system transition costs such as data conversion activities, asset transfers, and training. The Company also recorded $6 million and $42 million, respectively, in selling, general and administrative expenses for additional start-up activities largely resulting from marketing costs associated with continuing to establish the Avaya brand.

    During the remainder of fiscal 2001, the Company expects to incur additional period costs of approximately $80 million as a result of the Company's separation from Lucent and establishment as an independent company. Additional period costs related to the Company's outsourcing of certain of its manufacturing facilities are expected to total approximately $45 million, most of which are expected to be incurred during the remainder of fiscal 2001. The Company expects to fund these restructuring and start-up activities through a combination of debt and internally generated funds.

7. CONVERTIBLE PARTICIPATING PREFERRED STOCK

    On October 2, 2000, the Company sold to Warburg, Pincus Equity Partners, L.P. and related investment funds ("the Warburg Funds") 4 million shares of the Company's Series B convertible participating preferred stock and warrants to purchase the Company's common stock for an aggregate purchase price of $400 million. Based on a conversion price of $26.71, the Series B preferred stock is convertible into 15,466,328 shares of the Company's common stock as of March 31, 2001.

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

    The shares of Series B preferred stock had an aggregate initial liquidation value of $400 million and will accrete for the first ten years at an annual rate of 6.5% and 12% thereafter, compounded quarterly. After the third anniversary of the original issue date of the Series B preferred stock, 50% of the amount accreted for the year may be paid in cash as a dividend on a quarterly basis, at the Company's option. After the fifth anniversary of the issue date through the tenth anniversary, the Company may elect to pay 100% of the amount accreted for the year as a cash dividend on a quarterly

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

7. CONVERTIBLE PARTICIPATING PREFERRED STOCK (CONTINUED) basis. The liquidation value calculated on each quarterly dividend payment date, which includes the accretion for the dividend period, will be reduced by the amount of any cash dividends paid. Following the tenth anniversary of the issue date, the Company will pay quarterly cash dividends at an annual rate of 12% of the then accreted liquidation value of the Series B preferred stock, compounded quarterly. The Series B preferred shares also participate, on an as-converted basis, in dividends paid on the Company's common stock. For the six months ended March 31, 2001, accretion of the Series B preferred stock was $13.1 million resulting in a liquidation value of $413.1 million as of March 31, 2001. The total number of shares of common stock into which the Series B preferred stock are convertible is determined by dividing the liquidation value in effect at the time of conversion by the conversion price.

    The $400 million proceeds from the Warburg Pincus investment were initially allocated between the Series B preferred stock and warrants based upon the relative fair market value of each security, with $368 million allocated to the Series B preferred stock and $32 million to the warrants. The fair value allocated to the Series B preferred stock including the amount accreted for the six months ended March 31, 2001 was recorded in the mezzanine section of the Consolidated Balance Sheet because the investors may require the Company, upon the occurrence of any change-of-control in the Company during the first five years from the investment, to redeem the Series B preferred stock. As of March 31, 2001, the Company recorded a $13.1 million reduction in retained earnings (deficit) representing the amount accreted for the dividend period. The fair value allocated to the warrants was included in additional paid-in capital.

    The Emerging Issues Task Force of the Financial Accounting Standards Board has deliberated on the accounting for convertible securities with beneficial conversion features. A beneficial conversion feature would exist if the conversion price (accounting basis) for the Series B preferred stock or warrants was less than the fair value of the Company's common stock at the commitment date. The Company has determined that no beneficial conversion features currently exist and therefore there is no impact on its results of operations associated with the Series B preferred stock or with the warrants. The beneficial conversion features, if any, associated with dividends paid in kind, where it is the Company's option to pay dividends on the Series B preferred stock in cash or in kind, will be measured when dividends are declared and recorded as a reduction to net income attributable to common shareowners.

    At any time after the fifth anniversary of their issuance, the Company may force conversion of the shares of Series B preferred stock. If the Company gives notice of a forced conversion, the investors will be able to require the Company to redeem the Series B preferred shares at 100% of the then current liquidation value, plus accrued and unpaid dividends. Following a change-in-control of the Company during the first five years after the investment, other than a change of control transaction that is a business combination involving solely the issuance of common stock, the accretion of some or all the liquidation value of the Series B preferred stock through the fifth anniversary of the issue date will be accelerated, subject to the Company's ability to pay a portion of the accelerated accretion in cash in some instances. In addition, for 60 days following the occurrence of any change-of-control of the Company during the first five years after the investment, the investors will be able to require the

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

7. CONVERTIBLE PARTICIPATING PREFERRED STOCK (CONTINUED)
Company to redeem the Series B preferred stock at 101% of the liquidation value, including any accelerated accretion of the liquidation value, plus accrued and unpaid dividends.

8. EARNINGS PER SHARE OF COMMON STOCK

    Basic earnings per common share are calculated by dividing net income (loss) available to common shareowners by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are calculated by adjusting net income (loss) available to common shareowners and weighted average outstanding shares, assuming conversion of all potentially dilutive securities including stock options, warrants and convertible participating preferred stock.

                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                     MARCH 31,             MARCH 31,
                                                ------------------     ----------------
                                                  2001       2000       2001       2000
                                                  ----       ----       ----       ----
                                                    (DOLLARS AND SHARES IN MILLIONS,
                                                        EXCEPT PER SHARE AMOUNTS)
Net income (loss).............................   $  (64)    $  66      $  (48)    $ 135
Accretion of Series B preferred stock.........       (6)       --         (13)       --
                                                 ------     -----      ------     -----
Net income (loss) available to common
  shareowners.................................   $  (70)    $  66      $  (61)    $ 135
                                                 ------     -----      ------     -----

SHARES USED IN COMPUTING EARNINGS PER COMMON
  SHARE:
  Basic.......................................      283       265         283       264
                                                 ======     =====      ======     =====
  Diluted.....................................      283       280         283       280
                                                 ======     =====      ======     =====

EARNINGS PER COMMON SHARE:
  Basic.......................................   $(0.25)    $0.25      $(0.21)    $0.51
                                                 ======     =====      ======     =====
  Diluted.....................................   $(0.25)    $0.24      $(0.21)    $0.48
                                                 ======     =====      ======     =====

SECURITIES EXCLUDED FROM THE COMPUTATION OF
  DILUTED EARNINGS PER COMMON SHARE:
  Options(a)..................................       66         5          67         2
  Series B preferred stock(b).................       15        --          15        --
  Warrants(a).................................       12        --          12        --
                                                 ------     -----      ------     -----
    Total.....................................       93         5          94         2
                                                 ======     =====      ======     =====

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

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

9. DERIVATIVE FINANCIAL INSTRUMENTS

    The Company conducts its business on a multinational basis in a wide variety of foreign currencies, and, as such, uses derivative financial instruments to reduce earnings and cash flow volatility associated with foreign exchange rate changes. The Company uses foreign currency forward contracts, and to a lesser extent, foreign currency options, to mitigate the effects of fluctuations of exchange rates on intercompany loans which are denominated in currencies other than the subsidiary's functional currency, and to reduce exposure to the risk that the eventual net cash flows resulting from the purchase or sale of products to or from non-U.S. customers will be adversely affected by changes in exchange rates. The Company uses derivative financial instruments as risk management tools and not for speculative or trading purposes. Although not material, these derivatives represent assets and liabilities and are classified as "Other current assets" or "Other current liabilities" on the accompanying Consolidated Balance Sheets. Gains and losses on the changes in the fair values of the Company's derivative instruments are included in "Other income, net" on the Consolidated Statement of Operations.

RECORDED TRANSACTIONS

    Foreign currency forward contracts are used primarily to manage exchange rate exposures on intercompany loans residing on foreign subsidiaries' books, which are denominated in currencies other than the subsidiary's functional currency. When these loans are translated into the subsidiary's functional currency at the month end exchange rates, the fluctuations in the exchange rates are recognized in earnings as other income or expense. Gains and losses resulting from the impact of currency exchange rate movements on foreign currency forward contracts designated to offset these non-functional currency denominated loans are also recognized in earnings as other income or expense in the period in which the exchange rates change and are generally offset by the foreign currency losses and gains on the loans. For the three and six months ended March 31, 2001, the net effect of the gains and losses from the change in the fair value of the foreign currency forward contracts and the translation of the non-functional currency denominated loans were not material to the Company's results of operations.

FORECASTED TRANSACTIONS

    Foreign currency forward and option contracts are used to offset certain forecasted foreign currency transactions primarily related to the purchase or sale of product expected to occur during the ensuing twelve months. The gains and losses resulting from the impact of currency exchange rate movements on these foreign currency forward and option contracts are recognized as other income or expense in the period in which the exchange rates change. For the three and six months ended March 31, 2001, these gains and losses were not material to the Company's results of operations.

    Electing to not use hedge accounting under SFAS 133 could result in a gain or loss from fluctuations in exchange rates related to a derivative contract, which is different from the loss or gain recognized from the underlying forecasted transaction. However, the Company has procedures to manage risks associated with its derivative instruments, which include limiting the duration of the contracts, typically six months or less, and the amount of the underlying exposures that can be economically hedged. Historically, the gains and losses on these transactions have not been significant.

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

10. OPERATING SEGMENTS

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

REPORTABLE SEGMENTS

                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                     MARCH 31,             MARCH 31,
                                                ------------------     ----------------
                                                  2001       2000       2001       2000
                                                  ----       ----       ----       ----
                                                          (DOLLARS IN MILLIONS)
COMMUNICATIONS SOLUTIONS:
  External revenue............................    $932      $1,132     $1,860     $2,240
  Intersegment revenue........................      --           2         --          7
                                                  ----      ------     ------     ------
    Total Revenue.............................     932       1,134      1,860      2,247
  Operating income............................     202         349        429        756

SERVICES:
  External revenue............................    $529      $  486     $1,028     $  956
  Intersegment revenue........................      --          --         --         --
                                                  ----      ------     ------     ------
    Total Revenue.............................     529         486      1,028        956
  Operating income............................     254         195        497        381

CONNECTIVITY SOLUTIONS:
  External revenue............................    $391      $  326     $  747     $  597
  Intersegment revenue........................      --          --         --          1
                                                  ----      ------     ------     ------
    Total Revenue.............................     391         326        747        598
  Operating income............................     156          56        244         89

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

RECONCILING ITEMS

    A reconciliation of the totals reported for the operating segments to the corresponding line items in the consolidated financial statements is as follows:

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                             MARCH 31,             MARCH 31,
                                        -------------------   -------------------
                                          2001       2000       2001       2000
                                        --------   --------   --------   --------
                                                  (DOLLARS IN MILLIONS)
EXTERNAL REVENUE
Total reportable segments.............   $1,852     $1,944     $3,635     $3,793
Corporate and other...................       --          1          2          2
                                         ------     ------     ------     ------
  Total External Revenue..............   $1,852     $1,945     $3,637     $3,795
                                         ======     ======     ======     ======

OPERATING INCOME
Total reportable segments.............   $  612     $  600     $1,170     $1,226
Corporate and other:
  Business restructuring related
    charges and start-up expenses.....     (188)       (47)      (247)       (94)
  Corporate and unallocated shared
    expenses..........................     (527)      (474)    (1,000)      (921)
                                         ------     ------     ------     ------
    Total Operating Income (Loss).....   $ (103)    $   79     $  (77)    $  211
                                         ======     ======     ======     ======

    Corporate and unallocated shared expenses include costs such as selling, research and development, marketing, information technology and finance that are not directly managed by or identified with the reportable operating segments.

GEOGRAPHIC INFORMATION

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                             MARCH 31,             MARCH 31,
                                        -------------------   -------------------
                                          2001       2000       2001       2000
                                        --------   --------   --------   --------
                                                  (DOLLARS IN MILLIONS)
EXTERNAL REVENUE(1)
U.S...................................   $1,395     $1,513     $2,741     $2,999
Foreign countries.....................      457        432        896        796
                                         ------     ------     ------     ------
  Totals..............................   $1,852     $1,945     $3,637     $3,795
                                         ======     ======     ======     ======

------------------------

(1) Revenue is attributed to geographic areas based on the location of customers.

CONCENTRATIONS

    For the six months ended March 31, 2001, sales to the Company's largest distributor were approximately 11% of revenue. No single customer accounted for more than 10% of the Company's consolidated revenue for the six months ended March 31, 2000.

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

    The completion of the outsourcing agreement with Celestica could result in a concentration that, if suddenly eliminated, could have an adverse effect on the Company's operations. While the Company believes that alternative sources of supply would be available, disruption of its primary source of supply could create a temporary, adverse effect on product shipments. The Company is not aware of any other significant concentration of business transacted with a particular supplier that could, if suddenly eliminated, have a material adverse affect on the Company's financial position, results of operations or cash flows.

11. BENEFIT OBLIGATIONS

    In connection with the distribution, the Company recorded estimates in its balance sheet at September 30, 2000 in prepaid benefit assets and accrued benefit obligations of various existing Lucent benefit plans related to employees for whom we assumed responsibility. Following a review that was conducted by an independent actuarial consulting firm, the Company received a preliminary valuation that provides for a reduction of approximately
$35 million in its net benefit assets. The Company and Lucent are currently reviewing the valuation. Upon final agreement between Lucent and the Company on the valuation, the Company will record the net effect of the adjustment to additional paid-in capital because the transfer of the net benefit assets relates to the original capital contribution from Lucent.

12. TRANSACTIONS WITH LUCENT

    In connection with the Distribution, the Company and Lucent executed and delivered the Contribution and Distribution Agreement and certain related agreements.

    Pursuant to the Contribution and Distribution Agreement, Lucent contributed to the Company substantially all of the assets, liabilities and operations associated with its enterprise networking businesses (the "Company's Businesses"). The Contribution and Distribution Agreement, among other things, provides that, in general, the Company will indemnify Lucent for all liabilities relating to the Company's Businesses and for all contingent liabilities primarily relating to the Company's Businesses or otherwise assigned to the Company. In addition, the Contribution and Distribution Agreement provides that certain contingent liabilities not allocated to one of the parties will be shared by Lucent and the Company in prescribed percentages. The Contribution and Distribution Agreement also provides that each party will share specified portions of contingent liabilities based upon agreed percentages related to the business of the other party that exceed $50 million.

    The Company has resolved substantially all of the contribution and distribution issues with Lucent that relate primarily to the settlement of certain obligations associated with the employees transferred to the Company by Lucent, receivables of the Company's business, and the transfer of other assets and liabilities by Lucent to the Company. Accordingly, the Company has identified approximately $15 million recorded on its balance sheet that was attributable primarily to certain accounts receivable balances due from Lucent and certain fixed assets, which the Company has subsequently agreed will remain with Lucent. Since these assets relate to the original capital contribution by Lucent, the Company has reduced additional paid-in capital at March 31, 2001 for the net effect of these adjustments.

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

13. COMMITMENTS AND CONTINGENCIES

RISKS AND UNCERTAINTIES

    The Company has limited history operating as an independent company, and it may be unable to make the changes necessary to operate as a stand alone business, or it may incur greater costs as a stand-alone company that may cause its profitability to decline. Prior to the Distribution, the Company's business was operated by Lucent as a segment of its broader corporate organization rather than as a separate stand-alone company. Lucent assisted the Company by providing financing, particularly of acquisitions, as well as providing corporate functions such as identifying and negotiating acquisitions, and legal and tax functions. Following the Distribution, Lucent has no obligation to provide assistance to the Company other than certain interim and transitional services.

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

    From time to time the Company is subject to unfair labor charges filed by the unions representing its employees with the National Labor Relations Board. The National Labor Relations Board has approved the withdrawal of a previously issued complaint alleging that Lucent refused to bargain over the outsourcing of certain of its manufacturing activities, including facilities subsequently transferred to the Company in connection with the spin-off.

    In April 1998, a class action was filed against Lucent in state court in New Jersey, alleging that Lucent improperly administered a coupon program resulting from the settlement of a prior class action. The plaintiffs allege that Lucent improperly limited the redemption of the coupons from dealers by not allowing them to be combined with other volume discount offers, thus limiting the market for the coupons. The Company has assumed the obligations of Lucent for these cases under the Contribution

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

13. COMMITMENTS AND CONTINGENCIES (CONTINUED) and Distribution Agreement. The complaint alleges breach of contract, fraud and other claims and the plaintiffs seek compensatory and consequential damages, interest and attorneys' fees. The state court has recently certified a class in this action. There can be no assurance that this case will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

    In November 2000, three purported class actions were filed against Lucent in the Federal District Court for the District of New Jersey alleging violations of the federal securities laws as a result of the facts disclosed in Lucent's announcement on November 21, 2000 that it had identified a revenue recognition issue affecting its financial results for the fourth quarter of fiscal 2000. The actions purport to be filed on behalf of purchasers of Lucent common stock during the period from October 10, 2000 (the date Lucent originally reported these financial results) through November 21, 2000.

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

    It is often difficult to estimate the future impact of environmental matters, including potential liabilities. The Company has established financial reserves to cover environmental liabilities where they are probable and reasonably estimable. Reserves for estimated losses from environmental matters are,

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

13. COMMITMENTS AND CONTINGENCIES (CONTINUED) depending on the site, based primarily upon internal or third-party environmental studies and the extent of contamination and the type of required cleanup. Although the Company believes that its reserves are adequate to cover known environmental liabilities, there can be no assurance that the actual amount of environmental liabilities will not exceed the amount of reserves for such matters or will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

14. SUBSEQUENT EVENT

QUINTUS ASSET ACQUISITION

    On April 11, 2001, the Company acquired substantially all of the assets of Quintus Corporation for approximately $29 million in cash and assumed approximately $19 million of Quintus' liabilities. Quintus provides a comprehensive electronic customer relationship management (eCRM) solution that enables companies to increase revenue potential by improving customer satisfaction and loyalty. Quintus offers products that manage all customer interactions, such as customer orders, inquiries and service requests, and allow delivery of consistent customer service across multiple communications channels, including the Internet, e-mail and telephone. The Company will account for the acquisition under the purchase method of accounting. The Company is in the process of obtaining an independent third party appraisal of the intangible assets acquired and expects a portion of the purchase price to be allocated to these intangible assets.

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

    Our accompanying unaudited consolidated financial statements as of March 31, 2001 and for the three and six months ended March 31, 2001 and 2000, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission for interim financial statements, and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2000. In our opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated. Certain prior year amounts have been reclassified to conform to the current interim period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

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

    We report our operations in three segments: Communications Solutions, Services and Connectivity Solutions. The Communications Solutions segment represents our core business, comprised of our enterprise voice communications systems and software, communications applications, professional services for customer and enterprise relationship management, multi-servicing networking products and product installation services. The purchase prices of our products typically include installation costs, which are included in the Communications Solutions segment. The Services segment represents our maintenance, value-added and data services. The Connectivity Solutions segment represents our structured cabling systems and our electronic cabinets. The costs of shared services and other corporate center operations managed on a common basis represent business activities that do not qualify for separate operating segment reporting and are aggregated in the Corporate and other category.

    We have been experiencing declines in revenue from our traditional business, enterprise voice communications products. We expect, based on various industry reports, the growth rate of the market segments for these traditional products to be extremely low. We are implementing a strategy to capitalize on the higher growth opportunities in our market, such as eBusiness communications solutions, including converged voice and data products. By eBusiness, we mean the internal and external use of communications tools and electronic networks, to interact, collaborate and transact business with an enterprise's customers, suppliers, partners and employees. This strategy requires us to make a significant change in the direction and strategy of our company to focus on the development and sales of these advanced products. The success of this strategy, however, is subject to many risks, including risks that:

    - we do not develop new products or enhancements to our current products on a timely basis to meet the changing needs of our customers;

    - customers do not accept our products or new technology or industry standards develop that make our products obsolete; or

    - our competitors introduce new products before we do and achieve a competitive advantage by being among the first to market.

    Our traditional enterprise voice communications products and our eBusiness solutions are a part of our Communications Solutions segment. If we are unsuccessful in implementing our strategy, the contribution to our results from Communications Solutions may decline, reducing our overall profitability and requiring a greater need for capital resources.

    The following table sets forth the allocation of our revenue among our operating segments, expressed as a percentage of total external revenue, excluding corporate and other revenue:

                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    MARCH 31,                   MARCH 31,
                                              ----------------------      ----------------------
                                                2001          2000          2001          2000
                                                ----          ----          ----          ----
                                                                (PERCENTAGES)
OPERATING SEGMENT:
  Communications Solutions..............        50.3%         58.2%         51.2%         59.1%
  Services..............................        28.6          25.0          28.3          25.2
  Connectivity Solutions................        21.1          16.8          20.5          15.7
                                               -----         -----         -----         -----
    Total...............................       100.0%        100.0%        100.0%        100.0%
                                               =====         =====         =====         =====

SEPARATION FROM LUCENT

    We were incorporated under the laws of the State of Delaware on February 16, 2000, as a wholly owned subsidiary of Lucent Technologies Inc. As of June 27, 2000, our name was changed to "Avaya Inc". On September 30, 2000, under the terms of a Contribution and Distribution Agreement between us and Lucent, Lucent contributed its enterprise networking business to us and distributed all of the outstanding shares of our capital stock to its shareowners. We refer to these transactions in this quarterly report as the contribution and the distribution. We had no material assets or activities until the contribution to us by Lucent of its enterprise networking businesses, which occurred immediately prior to the distribution. Lucent conducted such businesses through various divisions and subsidiaries. Following the distribution, we became an independent public company, and Lucent no longer has a continuing stock ownership interest in us. Prior to the distribution, we entered into several agreements with Lucent in connection with, among other things, intellectual property, interim services and a number of ongoing commercial relationships, including product supply arrangements. The interim services agreement had set forth charges generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, but without any profit. With limited exceptions, these interim services expired on March 31, 2001. The pricing terms for goods and services covered by the commercial agreements reflect current market prices.

    We have resolved substantially all of the contribution and distribution issues with Lucent that relate primarily to the settlement of certain obligations associated with the employees transferred to us by Lucent, receivables of our business, and the transfer of other assets and liabilities by Lucent to us. Accordingly, we have identified approximately $15 million recorded on our balance sheet, that was attributable primarily to certain accounts receivable balances due from Lucent and certain fixed assets, which we have subsequently agreed will remain with Lucent. Since these assets relate to the original capital contribution by Lucent, we have reduced additional paid-in capital at March 31, 2001 for the net effect of these adjustments.

    In addition, Avaya and Lucent have amended the contribution and distribution agreement to remove the provisions restricting us from entering into strategic alliances with Nortel Networks Corporation and Cisco Systems, Inc.

    In connection with the distribution, we recorded estimates in our balance sheet at September 30, 2000 in prepaid benefit assets and accrued benefit obligations of various existing Lucent benefit plans related to employees for whom we assumed responsibility. Following a review that was conducted by an independent actuarial consulting firm, we received a preliminary valuation that provides for a reduction of approximately $35 million in our net benefit assets. Avaya and Lucent are currently reviewing the valuation. Upon final agreement by Lucent and us on the valuation, we will record the net effect of the adjustment to additional paid-in capital because the transfer of the net benefit assets relates to the original capital contribution from Lucent.

    Our unaudited consolidated financial statements for the three and six months ended March 31, 2000 reflect the historical results of operations and cash flows of the businesses transferred to us from Lucent as part of the contribution. These consolidated financial statements may not necessarily reflect our results of operations and cash flows in the future or what our results of operations and cash flows would have been had we been a stand-alone company during this period.

BUSINESS RESTRUCTURING AND RELATED CHARGES

    In September 2000, we adopted a restructuring plan to improve profitability and business performance as a stand-alone company and recorded a pretax charge of $520 million. Components of the business restructuring costs, as well as amounts and adjustments recorded to the related reserve as of March 31, 2001, were as follows:

                                                                                           EXPENDITURES
                                                                         NET ADJUSTMENTS       MADE
                                                           RESERVE            MADE          DURING THE     RESERVE
                              COSTS      EXPENDITURES      BALANCE       DURING THE SIX     SIX MONTHS     BALANCE
                             ACCRUED         MADE           AS OF         MONTHS ENDED        ENDED         AS OF
                             DURING         DURING      SEPTEMBER 30,       MARCH 31,       MARCH 31,     MARCH 31,
                           FISCAL 2000   FISCAL 2000         2000             2001             2001          2001
                           -----------   ------------   --------------   ---------------   ------------   ----------
                                                             (DOLLARS IN MILLIONS)
Employee separation
  costs..................      $365          $(20)           $345             $(21)           $(195)         $129
Lease obligations........       127            --             127               --              (32)           95
Other related exit
  costs..................        28            (1)             27               --               --            27
                               ----          ----            ----             ----            -----          ----
  Total..................      $520          $(21)           $499             $(21)           $(227)         $251
                               ====          ====            ====             ====            =====          ====

    In the second quarter of fiscal 2001, as part of our overall restructuring effort, we entered into an agreement to outsource most of our manufacturing of communication systems and software to Celestica Inc. As a result, approximately 1,930 union-represented and 430 salaried employees will receive involuntary employee termination benefits. Under the agreement with Celestica, we will outsource our manufacturing operations currently performed in Westminster, Colorado as well as our repair and distribution operations located in Little Rock, Arkansas. Employees at the Westminster and Little Rock locations were transitioned from Avaya to Celestica on May 4, 2001. In addition, products currently manufactured in Shreveport, Louisiana will be transitioned to the Westminster or other Celestica facilities. All Shreveport operations are expected to be phased out by the end of the first quarter of fiscal 2002.

    In connection with the outsourcing of these facilities, we recorded a pretax charge of $134 million related to employee separation costs as a business restructuring and related charge in the Consolidated Statement of Operations. The $134 million charge resulted in a $34 million increase in the business restructuring reserve, a $69 million reduction in prepaid benefit costs for enhanced severance and pension benefits, and an increase of $31 million of post-retirement benefits other than pension included in benefit obligations. The charge for post-retirement benefits other than pension represents the cost of curtailment in accordance with SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

    In connection with the contract manufacturing transaction, previously accrued separation costs of $55 million for union-represented employees at Shreveport will be paid as enhanced severance benefits from existing pension and benefit assets. This $55 million reduction offset by the $34 million increase related to severance payments that will be made using cash, resulted in a net adjustment of $21 million to the business restructuring reserve.

    As of September 30, 2000, accrued business restructuring costs for employee separations of $365 million related to approximately 4,900 union-represented and salaried employees, of which 3,662 employees worldwide have departed as of March 31, 2001 predominately located in the United States. In connection with the contract manufacturing transaction with Celestica, there were no employee separations as of March 31, 2001. Employee separation payments will be made either through lump sum or a series of payments extending over a period of up to two years from the date of departure, at the employees' option. Payments on lease obligations, which consist of real estate and equipment leases, will extend through 2003. Other related exit costs will be paid by the end of the current fiscal year.

    For the three and six months ended March 31, 2001, we recorded incremental period costs associated with our separation from Lucent of $48 million and $71 million, respectively, which are included in business restructuring and related charges in the Consolidated Statement of Operations. These costs relate primarily to computer system transition costs such as data conversion activities, asset transfers, and training. We also recorded $6 million and $42 million, respectively, in selling, general and administrative expenses for additional start-up activities largely resulting from marketing costs associated with continuing to establish the Avaya brand.

    During the remainder of fiscal 2001, we expect to incur additional period costs of approximately $80 million as a result of our separation from Lucent and establishment as an independent company. Additional period costs related to the outsourcing of certain of our manufacturing facilities are expected to total approximately $45 million, most of which are expected to be incurred during the remainder of fiscal 2001. We expect to fund these restructuring and start-up activities through a combination of debt and internally generated funds.

    We believe that outsourcing our manufacturing will allow us to improve our cash flow over the next few years through a reduction of inventory and reduced capital expenditures. We cannot assure you that the implementation of this manufacturing initiative will achieve these anticipated benefits.

RESULTS OF OPERATIONS

    The following table sets forth line items from our consolidated statements of operations as a percentage of revenue for the periods indicated:

                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                        MARCH 31,                   MARCH 31,
                                  ----------------------      ----------------------
                                    2001          2000          2001          2000
                                  --------      --------      --------      --------
Revenue.........................   100.0%        100.0%        100.0%        100.0%
Costs...........................    55.8          59.0          56.7          57.0
                                   -----         -----         -----         -----
  Gross margin..................    44.2          41.0          43.3          43.0
                                   -----         -----         -----         -----
Operating expenses:
  Selling, general and
    administrative..............    30.0          30.8          30.9          31.5
  Business restructuring and
    related charges.............     9.8            --           5.6            --
  Research and development......     8.3           6.1           8.1           5.9
  Purchased in-process research
    and development.............     1.7            --           0.8            --
                                   -----         -----         -----         -----
Total operating expenses........    49.8          36.9          45.4          37.4
                                   -----         -----         -----         -----
Operating income (loss).........    (5.6)          4.1          (2.1)          5.6
Other income, net...............     1.0           2.6           0.7           1.4
Interest expense................    (0.5)         (1.1)         (0.5)         (1.1)
Provision (benefit) for income
  taxes.........................    (1.7)          2.2          (0.6)          2.3
                                   -----         -----         -----         -----
Net income (loss)...............    (3.4)%         3.4%         (1.3)%         3.6%
                                   =====         =====         =====         =====

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

    The following table shows the change in external revenue, both in dollars and in percentage terms:

                                           THREE MONTHS ENDED
                                               MARCH 31,
                                         ----------------------    CHANGE
                                           2001          2000        $          %
                                         --------      --------   --------   --------
                                         (DOLLARS IN MILLIONS)
Operating Segment:
  Communication Solutions..............   $  932        $1,132     $(200)      (17.7)%
  Services.............................      529           486        43         8.8
  Connectivity Solutions...............      391           326        65        19.9
  Corporate and other..................       --             1        (1)     (100.0)
                                          ------        ------     -----      ------
    Total..............................   $1,852        $1,945     $ (93)       (4.8)%
                                          ======        ======     =====      ======

    REVENUE. Revenue decreased 4.8% or $93 million, from $1,945 million for the three months ended March 31, 2000, to $1,852 million for the same period in fiscal 2001. The decrease in the Communications Solutions segment was largely attributed to an overall sales reduction in our enterprise voice communications systems and customer relationship management businesses predominately in the United States, partially offset by strong growth worldwide in the multi-service networking business. The revenue decline in the Communications Solutions segment was primarily due to the effects of a slowing U.S. economy combined with a move to a more indirect sales channel, changes in product mix, and a decrease in installation revenue as a result of the reduction in product sales. The Connectivity Solutions segment increase was the result of strong demand in the U.S. for our structured cabling systems and electronic cabinets as well as price and volume increases, lower discounts and product mix. The increase in the Services segment was mainly the result of the positive effects in the U.S. of introducing data services as well as the strong growth outside of the U.S. in maintenance and value added services.

    Revenue within the United States decreased 7.8% or $118 million, from $1,513 million for the three months ended March 31, 2000, to $1,395 million for the same period in fiscal 2001. Revenue outside the United States increased 5.8% or $25 million, from $432 million for the three months ended March 31, 2000, to $457 million for the same period in fiscal 2001. Revenue outside the United States in the three months ended March 31, 2001 represented 24.7% of revenue compared with 22.2% in the same period in fiscal 2000. We continued to expand our business outside of the United States with growth across all regions.

    COSTS AND GROSS MARGIN. Total costs decreased 9.9% or $114 million, from $1,147 million for three months ended March 31, 2000, to $1,033 million for the same period in fiscal 2001. Gross margin percentage increased 3.2% from 41.0% in the three months ended March 31, 2000 as compared with 44.2% in the same period in fiscal 2001. The increase in gross margin was primarily attributed to higher volume and favorable product mix in Connectivity Solutions and the ongoing savings from the business restructuring, including the improvement to the cost structure within the Services segment. This increase was partially offset by the decrease in gross margin within Communications Solutions due to a shift from a direct retail market to an indirect distribution channel resulting from our sale of our U.S. sales division serving small to mid-sized businesses and a less favorable mix of products.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses decreased 7.3% or $44 million, from $600 million for the three months ended March 31, 2000, to $556 million for the same period in fiscal 2001. The decrease is primarily due to savings associated with our business restructuring plan, including lower staffing levels and terminated real estate lease obligations. The reduction in SG&A expenses was largely offset by increases in ongoing marketing expenses associated with establishing our brand.

    BUSINESS RESTRUCTURING AND RELATED CHARGES. Business restructuring and related charges for the three months ended March 31, 2001 represent costs associated with our restructuring plan to improve profitability and business performance as a stand-alone company. The components of the charge include
$134 million primarily for employee separation costs associated with the outsourcing of certain manufacturing operations to Celestica Inc. and $48 million representing incremental period costs associated with our separation from Lucent related primarily to computer system transition costs such as data conversion activities, asset transfers, and training.

    RESEARCH AND DEVELOPMENT. Research and development (R&D) expenses increased 28.6% or $34 million, from $119 million for three months ended March 31, 2000, to $153 million for the same period in fiscal 2001. This planned increase in R&D is primarily due to higher expenditures in support of new products, which were partially offset by reduced spending on more mature product lines. Our investment in R&D represented 8.3% of revenue in the three months ended
March 31, 2001 as compared with 6.1% in the prior period, which is consistent with our plan to increase R&D spending in high growth markets.

    We intend to invest an amount equal to approximately 9% of our total revenue in fiscal 2001 in R&D. These investments represent a significant increase over our investments in R&D for the fiscal years prior to the distribution, which were approximately 6% of total revenue. As a part of Lucent, we were allocated a portion of Lucent's basic research, which did not necessarily directly benefit our business. Our current and future investments in R&D will have a greater focus on our products.

    PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT. These expenses reflect charges associated with our acquisition of VPNet Technologies, Inc. on February 6, 2001. There was no charge in the three months ended March 31, 2000 for purchased in-process research and development.

    OTHER INCOME, NET. Other income, net decreased from $50 million for the three months ended March 31, 2000 to $18 million for the same period in fiscal 2001. This decrease was primarily due to a gain recorded in March 2000 on the sale of our U.S. sales division serving small and mid-sized enterprises, which was partially offset by interest income earned on higher cash balances.

    PROVISION FOR INCOME TAXES. The effective tax rate for the three months ended March 31, 2001 was a benefit rate of 33.1% compared to a provision rate of 38.9% in the same period last year. The difference between the tax rates is attributed to the tax impact of acquisition related costs and business restructuring reserves.

SIX MONTHS ENDED MARCH 31, 2001 COMPARED TO SIX MONTHS ENDED MARCH 31, 2000

    The following table shows the change in external revenue, both in dollars and in percentage terms:

                                                 SIX MONTHS ENDED
                                                    MARCH 31,
                                              ----------------------    CHANGE
                                                2001          2000        $          %
                                              --------      --------   --------   --------
                                              (DOLLARS IN MILLIONS)
OPERATING SEGMENT:
  Communication Solutions...................   $1,860        $2,240     $(380)     (17.0)%
  Services..................................    1,028           956        72        7.5
  Connectivity Solutions....................      747           597       150       25.1
  Corporate and other.......................        2             2        --         --
                                               ------        ------     -----      -----
    Total...................................   $3,637        $3,795     $(158)      (4.2)%
                                               ======        ======     =====      =====

    REVENUE. Revenue decreased 4.2% or $158 million, from $3,795 million for the six months ended March 31, 2000, to $3,637 million for the same period in fiscal 2001, due to a decrease in the

Communications Solutions segment, partially offset by increases in the Connectivity Solutions and Services segments. The decrease in the Communications Solutions segment was largely attributed to an overall sales reduction in enterprise voice communications systems, messaging systems and customer relationship management businesses predominately in the United States partially offset by strong growth worldwide in the multi-service networking business. The revenue decline in the Communications Solutions segment was primarily due to the effects of a slowing U.S. economy combined with a move to a more indirect sales channel, changes in product mix, a decrease in installation revenue as a result of the reduction in product sales, and the effects of customers having purchased systems last year in anticipation of year 2000 concerns. The Connectivity Solutions segment increase was the result of strong demand in the U.S. across all product lines as well as price and volume increases, lower discounts and product mix. The increase in the Services segment was mainly the result of the positive effects in the U.S. of introducing data services as well as the strong growth outside of the U.S. in maintenance and value added services.

    Revenue within the United States decreased 8.6% or $258 million, from $2,999 million for the six months ended March 31, 2000, to $2,741 million for the same period in fiscal 2001. Revenue outside the United States increased 12.6% or $100 million, from $796 million for the six months ended March 31, 2000, to $896 million for the same period in fiscal 2001. Revenue outside the United States in the six months ended March 31, 2001 represented 24.6% of revenue compared with 21.0% in the same period in fiscal 2000. We continued to expand our business outside of the United States with growth across all regions.

    COSTS AND GROSS MARGIN. Total costs decreased 4.8% or $103 million, from $2,164 million for the six months ended March 31, 2000, to $2,061 million for the same period in fiscal 2001. The gross margin percentage remained essentially unchanged at 43.0% in the six months ended March 31, 2000 as compared with 43.3% in the same period in fiscal 2001. The increase in gross margin was primarily attributed to higher volume, favorable product mix and lower discounts in Connectivity Solutions and the ongoing savings from the business restructuring, including the improvement to the cost structure within the Services segment. This increase was largely offset by the decrease in gross margin within Communications Solutions due to a shift from a direct retail market to an indirect distribution channel resulting from our sale of this distribution function and a less favorable mix of products.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses decreased 6.0% or $72 million, from $1,196 million for the six months ended March 31, 2000, to $1,124 million for the same period in fiscal 2001. The decrease is primarily due to savings associated with our business restructuring plan, including lower staffing levels and terminated real estate lease obligations. The reduction in SG&A expenses was partially offset by an increase in ongoing marketing expense and additional charges for start-up activities related to establishing independent operations, which are primarily comprised of advertising costs associated with establishing our brand.

    BUSINESS RESTRUCTURING AND RELATED CHARGES. Business restructuring and related charges of $205 million for the six months ended March 31, 2001 represent costs associated with our restructuring plan to improve profitability and business performance as a stand-alone company. The components of the charge include $134 million primarily for employee separation costs associated with the outsourcing of certain manufacturing operations to Celestica Inc. and $71 million representing incremental period costs associated with our separation from Lucent related primarily to computer system transition costs such as data conversion activities, asset transfers, and training.

    RESEARCH AND DEVELOPMENT. Research and development (R&D) expenses increased 30.8% or $69 million, from $224 million for six months ended March 31, 2000, to $293 million for the same period in fiscal 2001. This planned increase in R&D is primarily due to higher expenditures in support of new products, which were partially offset by reduced spending on more mature product lines. Our investment in R&D represented 8.1% of revenue in the six months ended March 31, 2001 as compared with 5.9% in the prior period, which is consistent with our plan to increase R&D spending in high growth markets.

    We intend to invest an amount equal to approximately 9% of our total revenue in fiscal 2001 in R&D. These investments represent a significant increase over our investments in R&D for the fiscal years prior to the distribution, which were approximately 6% of total revenue. As a part of Lucent, we were allocated a portion of Lucent's basic research, which did not necessarily directly benefit our business. Our current and future investments in R&D will have a greater focus on our products.

    PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT. These expenses reflect charges associated with our acquisition of VPNet Technologies on February 6, 2001. There was no charge in the six months ended March 31, 2000 for purchased in-process research and development.

    OTHER INCOME, NET. Other income, net decreased from $54 million for the six months ended March 31, 2000 to $27 million for the same period in fiscal 2001. This decrease was primarily due to a gain recorded in March 2000 on the sale of our U.S. sales division serving small and mid-sized enterprises, which was partially offset by interest income earned on higher cash balances.

    PROVISION FOR INCOME TAXES. The effective tax rate for the six months ended March 31, 2001 was a benefit rate of 31.3% compared to a provision rate of 39.5% in the same period last year. The difference between the tax rates is attributed to the tax impact of acquisition related costs and business restructuring reserves.

LIQUIDITY AND CAPITAL RESOURCES

    Avaya's cash and cash equivalents increased to $312 million at March 31, 2001, from $271 million at September 30, 2000. The increase primarily resulted from $343 million of net cash provided by financing activities, offset primarily by $275 million of net cash used in investing activities.

    Our net cash used for operating activities was $21 million for the six months ended March 31, 2001 compared with net cash provided by operating activities of $188 million for the same period in fiscal 2000. Net cash used for operating activities for the six months ended March 31, 2001 was comprised of a net loss adjusted for non-cash charges of $366 million, and net cash used for changes in operating assets and liabilities of $339 million. Net cash used for operating activities is primarily attributed to cash payments made for our business restructuring related activities resulting from our separation from Lucent and our establishment as an independent company. In addition, we have decreased our accounts payable and have increased our inventory levels. This usage of cash was somewhat offset by receipts of cash on our amounts due from our customers. Days sales outstanding in accounts receivable for the second quarter of fiscal 2001 was 75 days versus 86 days for the first quarter of fiscal 2001. This decrease is primarily attributed to settlement of third party receivables with Lucent pursuant to the Contribution and Distribution Agreement. Days sales of inventory on-hand for the second quarter of fiscal 2001 were 63 days versus 58 days for the first quarter of fiscal 2001. The increase in days sales in inventory is primarily due to lower sales volumes.

    Our net cash used for investing activities was $275 million for the six months ended March 31, 2001 compared with $83 million for the same period in fiscal 2000. Capital expenditures, which account for the largest component of investing activities in both periods, relate mainly to Avaya establishing itself as a stand-alone entity, including information technology upgrades and corporate infrastructure expenditures in the current period as compared with expenditures for equipment and facilities used in manufacturing and research and development in the same period last year. In addition, we used $101 million of cash for our acquisition of VPNet, a privately held developer of virtual private network solutions and devices, which occurred in the second quarter of the current fiscal year. The prior year usage of cash was partially offset by the receipt of proceeds from the sale of our U.S. sales division serving small and mid-sized enterprises.

    Net cash provided by financing activities was $343 million for the six months ended March 31, 2001 compared with net cash used in financing activities of $140 million for the same period in fiscal 2000. Cash flows from financing in the current period was mainly due to the receipt of $400 million in proceeds from the sale of our Series B convertible participating preferred stock and warrants to purchase our common stock described below, as well as proceeds from the issuance of our common stock, primarily through our Employee Stock Purchase Plan, which was partially offset by $79 million in payments for the retirement of commercial paper and long term debt.

    Our commercial paper program is comprised of short-term borrowings in the commercial paper market at market interest rates. Interest rates on our commercial paper obligations are variable due to their short-term nature. As of March 31, 2001, $700 million in commercial paper was classified as long term debt in the consolidated balance sheet since it is supported by the five-year credit facility described below and management intends to reissue the commercial paper on a long term basis. The weighted average interest rate and maturity period for the commercial paper outstanding as of March 31, 2001 was approximately 6.0% and 11 days, respectively.

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

    On October 2, 2000, we sold to Warburg, Pincus Equity Partners, L.P. and related investment funds 4 million shares of our Series B convertible participating preferred stock and warrants to purchase our common stock for an aggregate purchase price of $400 million. Based on a conversion price of $26.71, the Series B preferred stock is convertible into 15,466,328 shares of our common stock as of March 31, 2001.

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

    The shares of Series B preferred stock had an aggregate initial liquidation value of $400 million and will accrete for the first ten years at an annual rate of 6.5% and 12% thereafter, compounded quarterly. After the third anniversary of the original issue date of the Series B preferred stock, 50% of the amount accreted for the year may be paid in cash as a dividend on a quarterly basis, at our option. After the fifth anniversary of the issue date through the tenth anniversary, we may elect to pay 100% of the amount accreted for the year as a cash dividend on a quarterly basis. The liquidation value calculated on each quarterly dividend payment date, which includes the accretion for the dividend period, will be reduced by the amount of any cash dividends paid. Following the tenth anniversary of the issue date, we will pay quarterly cash dividends at an annual rate of 12% of the then accreted liquidation value of the Series B preferred stock, compounded quarterly. The Series B preferred shares also participate, on an as-converted basis, in dividends paid on our common stock. For the six months ended March 31, 2001, accretion of the Series B preferred stock was $13.1 million resulting in a liquidation value of $413.1 million as of March 31, 2001. The total number of shares of common stock into which the Series B preferred stock are convertible is determined by dividing the liquidation value in effect at the time of conversion by the conversion price.

    The Emerging Issues Task Force of the Financial Accounting Standards Board has deliberated on the accounting for convertible securities with beneficial conversion features. A beneficial conversion feature would exist if the conversion price (accounting basis) for the Series B preferred stock or warrants was less than the fair value of our common stock at the commitment date. We determined that no beneficial conversion features currently exist and therefore there is no impact on the results of operations associated with the Series B preferred stock or with the warrants. The beneficial conversion features, if any, associated with dividends paid in kind, where it is our option to pay dividends on the Series B preferred stock in cash or in kind, will be measured when dividends are declared and recorded as a reduction to net income attributable to common shareowners.

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

    On March 30, 2001, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission as part of a shelf registration process. Upon effectiveness of the Registration Statement, we will be able to offer common stock, preferred stock, debt securities or warrants to purchase debt securities, or any combination of these securities, in one or more offerings with a total initial offering price of up to $940 million. We intend to use the proceeds from the sale of the securities for general corporate purposes, including debt repayment and refinancing, capital expenditures and acquisitions.

    Under the shelf registration statement, we have also registered for resale by the Warburg Funds the preferred stock and warrants described above, and shares of common stock issuable upon conversion or exercise thereof. We will not receive any proceeds from the sale by the Warburg Funds of these securities.

    Our primary future cash needs on a recurring basis will be to fund working capital, capital expenditures and debt service, and we believe that our cash flows from operations will be sufficient to meet these needs. We expect to fund our business restructuring and separation costs through a combination of debt and internally generated funds. If we do not generate sufficient cash from operations, we may need to incur additional debt. We currently anticipate spending approximately $218 million for business restructuring and approximately $80 million for additional expenditures resulting from our continuing establishment as an independent company. Additionally, we anticipate spending approximately $33 million for business restructuring and approximately
$45 million for additional expenditures resulting from the outsourcing of certain manufacturing facilities. In order to meet our cash needs, we may from time to time issue additional commercial paper, if the market permits such borrowings, or issue long or short-term debt, if available. We may also refinance all or a portion of the commercial paper program with long-term or other short-term debt instruments.

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

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

    In connection with the acquisition of VPNet Technologies, Inc. ("VPNet"), a portion of the purchase price was allocated to purchased in-process research and development. As part of the process of analyzing this acquisition, we made a decision to buy technology that had not yet been commercialized rather than develop the technology internally. We based this decision on factors such as the amount of time it would take to bring the technology to market. We also considered VPNet's resource allocation and its progress on comparable technology, if any. Our management expects to use a similar decision process in the future.

    We estimated the fair value of in-process research and development for the above acquisition using an income approach. This involved estimating the fair value of the in-process research and development using the present value of the estimated after-tax cash flows expected to be generated by the purchased in-process research and development, using risk-adjusted discount rates and revenue forecasts as appropriate. The selection of the discount rate was based on consideration of our weighted average cost of capital, as well as other factors, including the useful life of each technology, profitability levels of each technology, the uncertainty of technology advances that were known at the time, and the stage of completion of each technology. We believe that the estimated in-process research and development amounts so determined represent fair value and do not exceed the amount a third party would have paid for the projects.

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

    Set forth below are descriptions of the significant acquired in-process research and development projects related to our acquisition of VPNet.

    On February 6, 2001, we completed the purchase of VPNet for an aggregate purchase price of $117 million in cash and stock options. VPNet was a privately held developer of virtual private network solutions and devices. We allocated approximately $31 million to in-process research and development projects, using the income approach described above, to the following projects: low-end technologies for $5 million and high-end technologies for $26 million. These projects under development at the valuation date represent next-generation technologies that are expected to address emerging market demands for low and high-end network data security needs.

    At the acquisition date, the low-end technologies under development were approximately 80 percent complete based on engineering man-month data and technological progress. Revenue attributable to the developmental low-end VPNet technologies was estimated to be $8 million in 2002 and $13 million in 2003. Revenue was estimated to grow at a compounded annual growth rate of approximately 60 percent for the six years following introduction, assuming the successful completion and market acceptance of the major research and development programs. Revenue was expected to peak in 2004 and decline thereafter through the end of the technologies' life in 2007 as new product technologies were expected to be introduced.

    At the acquisition date, the high-end technologies under development were approximately 60 percent complete, based on engineering man-month data and technological progress. Revenue attributable to the developmental high-end VPNet technologies was estimated to be $52 million in 2002 and $86 million in 2003. Revenue was estimated to grow at a compounded annual growth rate of approximately 50 percent for the seven years following introduction, assuming the successful completion and market acceptance of the major research and development programs. Revenue was expected to peak in 2004 and decline thereafter through the end of the technologies' life in 2008 as new product technologies were expected to be introduced.

    VPNet had spent approximately $3.8 million on these in-process technology projects, and expected to spend approximately $4.4 million to complete all phases of research and development.

    The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the successful development of the projects, a discount rate of 25% was used to value the in-process research and development. The discount rate utilized was higher than our weighted average cost of capital due to the inherent uncertainties surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of the technology, and the uncertainty of technological advances that are unknown at this time.

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

    From time to time we are subject to unfair labor charges filed by the unions representing our employees with the National Labor Relations Board. The National Labor Relations Board has approved the withdrawal of a previously issued complaint alleging that Lucent refused to bargain over the outsourcing of certain of its manufacturing activities, including facilities subsequently transferred to us in connection with the spin-off.

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

    In November 2000, three purported class actions were filed against Lucent in the Federal District Court for the District of New Jersey alleging violations of the federal securities laws as a result of the facts disclosed in Lucent's announcement on November 21, 2000 that it had identified a revenue recognition issue affecting its financial results for the fourth quarter of fiscal 2000. The actions purport to be filed on behalf of purchasers of Lucent common stock during the period from October 10, 2000 (the date Lucent originally reported these financial results) through November 21, 2000.

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

EUROPEAN MONETARY UNION (EURO)

    Several member countries of the European Union have established fixed conversion rates between their existing sovereign currencies, and adopted the EURO as their new common legal currency. The EURO is currently trading on currency exchanges and the legacy currencies will remain legal tender in the participating countries for a transition period extending through January 1, 2002. During the transition period, cashless payments can be made in the EURO, and parties can elect to pay for goods and services and transact business using either the EURO or a legacy currency. Between January 1, 2002 and July 1, 2002, the participating countries will introduce EURO notes and coins and permanently withdraw all legacy currencies.

    The Euro conversion may affect cross-border competition by creating cross-border price transparency. We will continue to evaluate the accounting, tax, legal and regulatory requirements associated with the EURO introduction. Based on current information and our current assessment, we do not expect that the EURO conversion will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 140

    In September 2000, the Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). This Standard replaced SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Standard will be applied prospectively, with certain exceptions, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of SFAS 140 is not expected to have a material impact on our results of operations, financial position or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to risk from changes in foreign currency exchange rates and interest rates that could impact our results of operations, financial position or cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We conduct our business on a multinational basis in a wide variety of foreign currencies, and, as such, use derivative financial instruments to reduce earnings and cash flow volatility associated with foreign exchange rate changes. We use foreign currency forward contracts, and to a lesser extent, foreign currency options, to mitigate the effects of fluctuations of exchange rates on intercompany loans which are denominated in currencies other than the subsidiary's functional currency, and to reduce the exposure to the risk that the eventual net cash flows resulting from the purchase or sale of products to or from non-U.S.

customers will be adversely affected by changes in exchange rates. Derivative financial instruments are used as risk management tools and not for speculative or trading purposes.

RECORDED TRANSACTIONS

    We use foreign currency forward contracts primarily to manage exchange rate exposures on intercompany loans residing on our foreign subsidiaries' books which are denominated in currencies other than the subsidiary's functional currency. When these loans are translated into the subsidiary's functional currency at the month end exchange rates, the fluctuations in the exchange rates are recognized in earnings as other income or expense. Gains and losses resulting from the impact of currency exchange rate movements on foreign currency forward contracts designated to offset these non-functional currency denominated loans are also recognized in earnings as other income or expense in the period in which the exchange rates change and are generally offset by the foreign currency losses and gains on the loans. For the three and six months ended March 31, 2001, the net effect of the gains and losses on the change in the fair value of the foreign currency forward contracts and the translation of the non-functional currency denominated loans were not material to our results of operations.

FORECASTED TRANSACTIONS

    We use foreign currency forward and option contracts to offset certain forecasted foreign currency transactions primarily related to the purchase or sale of product expected to occur during the ensuing twelve months. The gains and losses resulting from the impact of currency exchange rate movements on these foreign currency forward and option contracts are recognized as other income or expense in the period in which the exchange rates change. For the three and six months ended March 31, 2001, these gains and losses were not material to our results of operations.

    Electing to not use hedge accounting under SFAS 133 could result in a gain or loss from fluctuations in exchange rates related to a derivative contract which is different from the loss or gain recognized from the underlying forecasted transaction. However, we have procedures to manage the risks associated with our derivative instruments which include limiting the duration of the contracts, typically six months or less, and the amount of the underlying exposures that can be economically hedged. Historically, the gains and losses on these transactions have not been significant.

    We may enter into interest rate swap agreements to manage the risk between fixed, floating and variable interest rates and long-term and short-term maturity debt instruments. There were no interest rate swap agreements in effect during the six months ended March 31, 2001.

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

                                    PART II

ITEM 1. LEGAL PROCEEDINGS.

    See Note 13--"Commitments and Contingencies" to the unaudited interim consolidated financial statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5. OTHER INFORMATION.

    The Company has determined that any stockholder proposal to be included in the Company's proxy statement to be delivered in connection with the Annual Meeting of Stockholders to be held after the end of fiscal 2001 must be received by the Company no later than August 31, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits:

        None.

    (b) Reports on Form 8-K:

    The following Current Reports on Form 8-K were filed by us during the fiscal quarter ended March 31, 2001:

    1. January 8, 2001--Item 9. Regulation FD Disclosure--Avaya furnished certain information in connection with a presentation to an investor conference by Donald K. Peterson, its President and Chief Executive Officer.

    2. February 20, 2001--Item 5. Other Events--Announcement of outsourcing agreement with Celestica Inc.

    3. March 12, 2001--Item 9. Regulation FD Disclosure--Avaya furnished certain information in connection with a presentation to an investor conference by Garry K. McGuire, its Chief Financial Officer.

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

    May 15, 2001