Form 10-Q
period 2001-06-30
AVAYA INC
filed 2001-08-14
CIK 1116521

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At June 30, 2001, 285,409,435 common shares were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                          DESCRIPTION                           PAGE
----                          -----------                           ----

                                 PART I

1.    Financial Statements........................................     3

2.    Management's Discussion and Analysis of Financial Condition
        and Results of Operations.................................    24

3.    Quantitative and Qualitative Disclosures About Market
        Risk......................................................    40

                                PART II

1.    Legal Proceedings...........................................    42

2.    Changes in Securities and Use of Proceeds...................    42

3.    Defaults Upon Senior Securities.............................    42

4.    Submission of Matters to a Vote of Security Holders.........    42

5.    Other Information...........................................    42

6.    Exhibits and Reports on Form 8-K............................    42

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                          AVAYA INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      -------------------   -------------------
                                                        2001       2000       2001       2000
                                                      --------   --------   --------   --------
REVENUE
  Products..........................................   $1,193     $1,403     $3,802     $4,242
  Services..........................................      521        496      1,549      1,452
                                                       ------     ------     ------     ------
                                                        1,714      1,899      5,351      5,694
                                                       ------     ------     ------     ------
COSTS
  Products..........................................      705        831      2,298      2,498
  Services..........................................      278        266        746        763
                                                       ------     ------     ------     ------
                                                          983      1,097      3,044      3,261
                                                       ------     ------     ------     ------
GROSS MARGIN........................................      731        802      2,307      2,433
                                                       ------     ------     ------     ------
OPERATING EXPENSES
  Selling, general and administrative...............      482        605      1,606      1,801
  Business restructuring and related charges........       66         --        271         --
  Research and development..........................      135        126        428        350
  Purchased in-process research and development.....        1         --         32         --
                                                       ------     ------     ------     ------
TOTAL OPERATING EXPENSES............................      684        731      2,337      2,151
                                                       ------     ------     ------     ------
OPERATING INCOME (LOSS).............................       47         71        (30)       282
  Other income, net.................................        4         --         31         54
  Interest expense..................................      (10)       (17)       (30)       (59)
                                                       ------     ------     ------     ------
INCOME (LOSS) BEFORE INCOME TAXES...................       41         54        (29)       277
  Provision (benefit) for income taxes..............       17         21         (5)       109
                                                       ------     ------     ------     ------
NET INCOME (LOSS)...................................   $   24     $   33     $  (24)    $  168
                                                       ======     ======     ======     ======
EARNINGS (LOSS) PER COMMON SHARE:
  Basic.............................................   $ 0.06     $ 0.12     $(0.16)    $ 0.63
                                                       ======     ======     ======     ======
  Diluted...........................................   $ 0.06     $ 0.12     $(0.16)    $ 0.60
                                                       ======     ======     ======     ======

                See Notes to Consolidated Financial Statements.

                          AVAYA INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                              JUNE 30, 2001   SEPTEMBER 30, 2000
                                                              -------------   ------------------
ASSETS
Current Assets:
  Cash and cash equivalents.................................      $  243            $  271
  Receivables, less allowances of $61 at June 30, 2001 and
    $62 at September 30, 2000...............................       1,203             1,758
  Inventory.................................................         685               639
  Deferred income taxes, net................................         283               450
  Other current assets......................................         542               244
                                                                  ------            ------
TOTAL CURRENT ASSETS........................................       2,956             3,362
                                                                  ------            ------
  Property, plant and equipment, net........................         961               966
  Prepaid benefit costs.....................................         268               387
  Deferred income taxes, net................................         143                44
  Goodwill and other intangible assets, net.................         277               204
  Other assets..............................................         111                74
                                                                  ------            ------
TOTAL ASSETS................................................      $4,716            $5,037
                                                                  ======            ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................      $  485            $  763
  Current portion of long term debt.........................          15                80
  Business restructuring reserve............................         210               499
  Payroll and benefit obligations...........................         497               491
  Advance billings and deposits.............................         161               253
  Other current liabilities.................................         498               503
                                                                  ------            ------
TOTAL CURRENT LIABILITIES...................................       1,866             2,589
                                                                  ------            ------
  Long term debt............................................         638               713
  Benefit obligations.......................................         456               421
  Deferred revenue..........................................          71                83
  Other liabilities.........................................         494               467
                                                                  ------            ------
TOTAL NONCURRENT LIABILITIES................................       1,659             1,684
                                                                  ------            ------
Commitments and contingencies
Series B convertible participating preferred stock, par
  value $1.00 per share, 4 million shares authorized, issued
  and outstanding...........................................         388                --
                                                                  ------            ------
STOCKHOLDERS' EQUITY
  Series A junior participating preferred stock, par value
    $1.00 per share, 7.5 million shares authorized; none
    issued and outstanding..................................          --                --
  Common stock, par value $0.01 per share, 1.5 billion
    shares authorized, 285,409,435 and 282,027,675 issued
    and outstanding as of June 30, 2001 and September 30,
    2000, respectively......................................           3                 3
  Additional paid-in capital................................         892               825
  Retained earnings (deficit)...............................         (44)               --
  Accumulated other comprehensive loss......................         (48)              (64)
                                                                  ------            ------
TOTAL STOCKHOLDERS' EQUITY..................................         803               764
                                                                  ------            ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................      $4,716            $5,037
                                                                  ======            ======

                See Notes to Consolidated Financial Statements.

                          AVAYA INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN MILLIONS)

                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
OPERATING ACTIVITIES:
  Net income (loss).........................................   $ (24)     $ 168
    Adjustments to reconcile net income (loss) to net cash
      provided by (used for) operating activities:
    Business restructuring and related charges..............     154         --
    Depreciation and amortization...........................     198        160
    Provision for uncollectible receivables.................      40         43
    Deferred income taxes...................................      68         (5)
    Purchased in-process research and development...........      32         --
    Gain on businesses sold.................................      (6)       (45)
    Adjustments for other non-cash items, net...............       6          5
    Changes in operating assets and liabilities:
      Receivables...........................................     188        144
      Inventory.............................................     (45)        83
      Accounts payable......................................    (272)        19
      Other assets and liabilities..........................    (558)      (225)
                                                               -----      -----
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES........    (219)       347
                                                               -----      -----
INVESTING ACTIVITIES:
  Capital expenditures......................................    (214)      (204)
  Proceeds from the sale of property, plant and equipment...      72          9
  Disposal of businesses....................................      --         64
  Acquisition of businesses, net of cash acquired...........    (120)        --
  Purchases of equity investments...........................     (27)        (6)
  Other investing activities, net...........................      (3)         3
                                                               -----      -----
NET CASH USED FOR INVESTING ACTIVITIES......................    (292)      (134)
                                                               -----      -----
FINANCING ACTIVITIES:
  Issuance of convertible participating preferred stock.....     368         --
  Issuance of warrants......................................      32         --
  Issuance of common stock..................................      36         --
  Transfers to Lucent.......................................      --       (184)
  Decrease in long term debt, net...........................    (149)        (1)
  Proceeds from securitization of accounts receivable.......     200         --
  Other financing activities, net...........................      --         (5)
                                                               -----      -----
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES........     487       (190)
                                                               -----      -----
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (4)        --
                                                               -----      -----
Net increase (decrease) in cash and cash equivalents........     (28)        23
Cash and cash equivalents at beginning of period............     271        194
                                                               -----      -----
Cash and cash equivalents at end of period..................   $ 243      $ 217
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

BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of the Company as of June 30, 2001 and for the three and nine months ended June 30, 2001 and 2000, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission for interim financial statements, and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. In the Company's opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated. Certain prior year amounts have been reclassified to conform to the current interim period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

    The unaudited consolidated financial statements for the three and nine months ended June 30, 2000 represent the results of operations and cash flows of the Company as if it were a separate entity. These consolidated financial statements include allocations of certain Lucent corporate headquarters' assets, liabilities, and expenses relating to the Company's businesses that were transferred to the Company from Lucent as well as an allocation of costs of basic research and development activities. Management believes the costs of these services and research charged to the Company are a reasonable representation of the costs that would have been incurred if the Company had performed these functions as a stand-alone entity. The Company currently performs these functions and basic research requirements using its own resources or purchased services.

2. RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 140

    In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). This Standard replaced
SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers representing secured borrowings. In the third quarter of fiscal 2001, the Company adopted SFAS 140, which has been applied to the transaction disclosed in
Note 6.

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

2. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
SFAS 141

    In July 2001, the FASB issued Statement No. 141, "Business Combinations" ("SFAS 141") which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As a result, use of the pooling-of-interests method is prohibited for business combinations initiated thereafter. SFAS 141 also establishes criteria for the separate recognition of intangible assets acquired in a business combination. The adoption of this standard is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

SFAS 142

    In July 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. This Standard is effective for the Company's fiscal year beginning October 1, 2002, although the Company is permitted to early adopt on October 1, 2001. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of this Statement. The Company is currently evaluating the impact of SFAS 142 to determine the effect, if any, it may have on the Company's consolidated results of operations, financial position or cash flows.

3. ACQUISITIONS AND OTHER TRANSACTIONS

ACQUISITIONS

    The following table presents information about certain acquisitions by the Company during the nine months ended June 30, 2001. These acquisitions were accounted for under the purchase method of accounting, and the acquired technology valuation included both existing technology and purchased in-process research and development. The consolidated financial statements include the results of operations and the estimated fair values of the assets and liabilities assumed from the respective dates of acquisition. All charges related to the write-off of purchased in-process research and development were recorded in the quarter in which the transaction was completed.

                                                              ALLOCATION OF PURCHASE PRICE(1)
                                                      -----------------------------------------------
                         ACQUISITION      PURCHASE                EXISTING      OTHER      PURCHASED
                             DATE           PRICE     GOODWILL   TECHNOLOGY   INTANGIBLE     IPR&D
                       ----------------   ---------   --------   ----------   ----------   ----------
                                                   (DOLLARS IN MILLIONS)
Quintus(2)...........    April 11, 2001     $ 29        $ 3         $ 9          $ 3          $ 1
VPNet(3).............  February 6, 2001     $117        $48         $30          $30          $31

                         AMORTIZATION PERIOD (IN YEARS)
                       -----------------------------------
                                   EXISTING       OTHER
                       GOODWILL   TECHNOLOGY   INTANGIBLES
                       --------   ----------   -----------
                              (DOLLARS IN MILLIONS)
Quintus(2)...........     5           3             3
VPNet(3).............     5           5             5

------------------------------

(1) Excludes amounts allocated to specific tangible assets and liabilities.

(2) Acquisition of substantially all of the assets, including $10 million of cash acquired, and the assumption of $20 million of certain liabilities of Quintus Corporation, a provider of comprehensive electronic customer relationship management solutions. The Company paid $29 million in cash for this acquisition.

(3) Acquisition of VPNet Technologies, Inc., a privately held distributor of virtual private network solutions and devices. The total purchase price of $117 million was in cash and stock options.

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

3. ACQUISITIONS AND OTHER TRANSACTIONS (CONTINUED)
    Included in the purchase price for each of the above acquisitions was purchased in-process research and development. Some of the technology had not reached technological feasibility and had no future alternative use and, accordingly, was written off as a charge to earnings immediately upon consummation of the respective acquisition. The charge related to VPNet Technologies' purchased in-process research and development was non-tax deductible. The remaining purchase price was allocated to tangible and intangible assets, including goodwill, existing technology and other intangible assets, less liabilities assumed.

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

    Management is primarily responsible for estimating the fair value of the assets and liabilities acquired, and has conducted due diligence in determining the fair value. Management has made estimates and assumptions that affect the reported amounts of assets, liabilities and expenses resulting from such acquisitions. Actual results could differ from these amounts.

OTHER TRANSACTIONS

AIRCRAFT SALE-LEASEBACK

    In June 2001, the Company sold a corporate aircraft for approximately
$34 million and subsequently entered into an agreement to lease it back over a five year period. At the end of the lease term, the Company has the option to renew the lease subject to the consent of the lessor and its lessors, or to purchase the aircraft for a price as defined in the agreement, including the outstanding lease balance. If the Company elects not to either renew the lease or purchase the aircraft, the Company must arrange for the sale of the aircraft to a third-party. Under the sale option, the Company has guaranteed approximately 60% of the unamortized original cost as the residual value of the aircraft. The lease is accounted for as an operating lease for financial statement purposes and as a loan for tax purposes.

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

3. ACQUISITIONS AND OTHER TRANSACTIONS (CONTINUED)
OUTSOURCING OF CERTAIN MANUFACTURING FACILITIES

    On May 4, 2001, the Company closed the first phase of a five-year strategic manufacturing agreement to outsource most of the manufacturing of its communications systems and software to Celestica Inc. Under the agreement, Avaya will receive approximately $200 million for the assets it is transferring to Celestica. The Company has received $38 million for these assets as of June 30, 2001. The Company expects the remaining phases of the transaction, which include closing the Shreveport, Louisiana facility, to be completed by the end of the first quarter of fiscal 2002.

SHELF REGISTRATION STATEMENT

    On May 24, 2001, the Company's shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission. Under the shelf registration statement, the Company may offer common stock, preferred stock, debt securities or warrants to purchase debt securities, or any combination of these securities, in one or more offerings with a total initial offering price of up to $1.44 billion. The Company intends to use the proceeds from the sale of the securities for general corporate purposes, including debt repayment and refinancing, capital expenditures and acquisitions.

    Under the shelf registration statement, the Company has also registered for resale by the Warburg Funds of the preferred stock and warrants described in
Note 9 to the consolidated financial statements, and shares of common stock issuable upon conversion or exercise thereof. The Company will not receive any proceeds from the sale by the Warburg Funds of these securities.

4. COMPREHENSIVE INCOME (LOSS)

    Other comprehensive income (loss) is recorded directly to a separate section of stockholders' equity in accumulated other comprehensive loss and includes unrealized gains and losses excluded from the Consolidated Statements of Operations. These unrealized gains and losses primarily consist of foreign currency translation adjustments, which are not adjusted for income taxes since they primarily relate to indefinite investments in non-U.S. subsidiaries.

                                                              THREE MONTHS           NINE MONTHS
                                                                  ENDED                 ENDED
                                                                JUNE 30,              JUNE 30,
                                                           -------------------   -------------------
                                                             2001       2000       2001       2000
                                                           --------   --------   --------   --------
                                                                     (DOLLARS IN MILLIONS)
Net income (loss)........................................    $24        $33        $(24)      $168
Other comprehensive income...............................      5         12          16          6
                                                             ---        ---        ----       ----
  Total comprehensive income (loss)......................    $29        $45        $ (8)      $174
                                                             ===        ===        ====       ====

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

5. SUPPLEMENTARY FINANCIAL INFORMATION

STATEMENT OF OPERATIONS INFORMATION

                                                               THREE MONTHS           NINE MONTHS
                                                                   ENDED                 ENDED
                                                                 JUNE 30,              JUNE 30,
                                                            -------------------   -------------------
                                                              2001       2000       2001       2000
                                                            --------   --------   --------   --------
                                                                      (DOLLARS IN MILLIONS)
OTHER INCOME, NET
Gain (loss) on foreign currency transactions..............    $ --       $  3       $ (1)      $ --
Gain on businesses sold...................................      --         --          6         45
Interest income...........................................       7         --         22         --
Miscellaneous, net........................................      (3)        (3)         4          9
                                                              ----       ----       ----       ----
  Total other income, net.................................    $  4       $ --       $ 31       $ 54
                                                              ====       ====       ====       ====

BALANCE SHEET INFORMATION

                                                              JUNE 30,   SEPTEMBER 30,
                                                                2001         2000
                                                              --------   -------------
                                                               (DOLLARS IN MILLIONS)
INVENTORY
Completed goods.............................................    $472         $472
Work in process and raw materials...........................     213          167
                                                                ----         ----
  Total inventory...........................................    $685         $639
                                                                ====         ====

SUPPLEMENTAL CASH FLOW INFORMATION

                                                                NINE MONTHS ENDED
                                                                  JUNE 30, 2001
                                                              ---------------------
                                                              (DOLLARS IN MILLIONS)
ACQUISITION OF BUSINESSES:
  Fair value of assets acquired, net of cash acquired.......            $192
  Less: Fair value of liabilities assumed...................             (72)
                                                                        ----
    Acquisition of businesses, net of cash acquired.........            $120
                                                                        ====
NON-CASH TRANSACTIONS:
  Accretion on Series B Preferred Stock (Note 9)............            $ 20
  Fair market value of stock options issued in connection
    with acquisition (Note 3)...............................              16
  ADJUSTMENTS TO ORIGINAL CONTRIBUTION BY LUCENT (Note 14):
    Accounts receivable.....................................               8
    Property, plant and equipment, net......................               7
                                                                        ----
      Total non-cash transactions...........................            $ 51
                                                                        ====

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

6. SECURITIZATION OF ACCOUNTS RECEIVABLE

    In June 2001, the Company entered into a securitization agreement and transferred a designated pool of qualified trade accounts receivable to a wholly owned bankruptcy-remote subsidiary, a special purpose entity (``SPE"), which in turn sold an undivided ownership interest to an unaffiliated financial institution. The Company, through the SPE, has a retained interest in a portion of the receivables, and the financial institution has no recourse to the Company's other assets for failure of customers to pay when due. The assets of the SPE are not available to pay creditors of the Company. The Company is responsible for defined fees payable monthly to the financial institution for costs associated with the outstanding capital issued by the financial institution to fund the purchase of receivables and a backstop liquidity commitment. The Company will continue to service, administer and collect the receivables on behalf of the financial institution and receive a fee for performance of these services. Collections of receivables are used by the financial institution to purchase, from time to time, new interests in receivables up to an aggregate of $200 million. The receivables securitization agreement expires in June 2002, but may be extended through June 2004 with the financial institution's consent.

    In connection with the transaction, the Company received cash proceeds of $200 million from the sale and securitization of these receivables. The accounts receivable balances were removed from the Consolidated Balance Sheet and the proceeds received from the sale were reflected as cash provided by financing activities in the Consolidated Statement of Cash Flows. As of June 30, 2001, the Company had a retained interest of $131 million in the SPE's designated pool of qualified accounts receivable representing collateral for the sale. The carrying amount of the Company's retained interest, which approximates fair value because of the relatively short-term nature of the receivable collections, was reclassified to other current assets.

    The Company did not record an asset or liability related to any servicing obligations because the initial measure for servicing was determined to be just adequate to compensate the Company for its servicing responsibilities. Although not material, costs associated with the sale of the receivables were recorded in other income, net in the Consolidated Statement of Operations. No significant gain or loss resulted from this transaction.

    The Company will review the fair value assigned to the retained interest at each reporting date subsequent to the date of the transfer. Fair value will be reviewed using similar valuation techniques as those used to initially measure the retained interest, and, if a change in events or circumstances warrants, the fair value will be adjusted.

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

7. REPLACEMENT OF CERTAIN STOCK OPTION GRANTS

    On June 26, 2001, the Company commenced an offer to eligible employees to exchange (the "Exchange") certain employee stock options for restricted stock units representing common shares. The Exchange was based on a predetermined exchange value divided by $12.85 per common share, which was the average of the high and low trading price of Avaya common stock on the New York Stock Exchange ("NYSE") on July 26, 2001. As a result of the Exchange, approximately
19.5 million options were cancelled and approximately 3.4 million restricted stock units were granted on July 31, 2001. The restricted stock units resulting from the Exchange will vest in three succeeding annual anniversary dates beginning on August 1, 2002, subject to acceleration of vesting upon certain events.

    The Company anticipates recording approximately $43 million as non-cash deferred compensation expense for the intrinsic value of the restricted stock units on the effective date of the Exchange. The expense is calculated by multiplying the number of restricted stock units by $12.62 which was the average of the high and low trading price of the Company's common stock on the NYSE on July 31, 2001. The non-cash deferred compensation expense associated with the restricted stock units will be recognized on a straight-line basis over the three-year vesting period.

8. BUSINESS RESTRUCTURING AND RELATED CHARGES

    In September 2000, the Company adopted a restructuring plan to improve profitability and business performance as a stand-alone company and recorded a pretax charge of $520 million of which $21 million in payments, primarily related to employee separation costs, were made during fiscal 2000 to reduce the related reserve. Components of the business restructuring costs, as well as amounts and adjustments recorded to the related reserve as of June 30, 2001, were as follows:

                                   RESERVE BALANCE    NET ADJUSTMENTS      EXPENDITURES         RESERVE
                                        AS OF         MADE DURING THE     MADE DURING THE       BALANCE
                                    SEPTEMBER 30,    NINE MONTHS ENDED   NINE MONTHS ENDED       AS OF
                                        2000           JUNE 30, 2001       JUNE 30, 2001     JUNE 30, 2001
                                   ---------------   -----------------   -----------------   --------------
                                                            (DOLLARS IN MILLIONS)
Employee separation costs........       $345                $(21)              $(219)             $105
Lease obligations................        127                  --                 (46)               81
Other related exit costs.........         27                  --                  (3)               24
                                        ----                ----               -----              ----
  Total..........................       $499                $(21)              $(268)             $210
                                        ====                ====               =====              ====

    In the second quarter of fiscal 2001, as part of the Company's overall restructuring effort, Avaya entered into an agreement to outsource most of its manufacturing of communication systems and software to Celestica Inc. The Company has substantially completed the outsourcing of its manufacturing operations in Westminster, Colorado and its repair and distribution operations located in Little Rock, Arkansas. Products currently manufactured in Shreveport, Louisiana are being transitioned to Westminster or other Celestica facilities. The Company expects all Shreveport operations to be phased out by the end of the first quarter of fiscal 2002.

    As a result of the outsourcing transaction, in the second quarter of fiscal 2001, the Company recorded a pretax charge of $134 million related to employee separation costs as a business restructuring and related charge in the Consolidated Statement of Operations. The $134 million charge resulted in a $34 million increase in the business restructuring reserve, a $69 million reduction in prepaid benefit costs for enhanced severance and pension benefits, and an increase of $31 million of

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

8. BUSINESS RESTRUCTURING AND RELATED CHARGES (CONTINUED) post-retirement benefits other than pension included in benefit obligations. The charge for post-retirement benefits other than pension represents the cost of curtailment in accordance with SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

    In connection with the contract manufacturing transaction, previously accrued separation costs of $55 million for union-represented employees at Shreveport will be paid as enhanced severance benefits from existing pension and benefit assets and, accordingly, such amount was reclassified out of the business restructuring reserve. This $55 million reduction offset by the $34 million increase related to severance payments that will be made using cash resulted in a net adjustment of $21 million to the reserve in the second quarter of fiscal 2001.

    During the third quarter of fiscal 2001, in accordance with the Company's plans to exit the Shreveport facility, management determined that the existing fixed assets will no longer be used to manufacture product at their intended capacity over their remaining useful lives and are not feasible to use as currently configured. Accordingly, the Company recorded a $20 million asset impairment charge related to the associated buildings, land and equipment that it expects to dispose of during fiscal 2002. The fair market value used to calculate the impairment charge was based on an independent third party appraisal. The impairment charge is included in business restructuring and related charges in the Consolidated Statement of Operations.

    Business restructuring costs that were accrued in September 2000 for employee separations related to approximately 3,750 union-represented and salaried employees, adjusted for approximately 1,150 employees related to the Shreveport location who were included in the contract manufacturing transaction. As of June 30, 2001, 3,662 of these employees worldwide have departed the Company and were located predominately in the United States. In connection with the contract manufacturing transaction with Celestica, approximately 1,930 union-represented and 430 salaried employees will receive involuntary employee termination benefits. As of June 30, 2001, approximately 1,482 employees primarily at the Westminster and Little Rock locations have departed the Company. Employee separation payments that are included in the business restructuring reserve will be made either through lump sum or a series of payments extending over a period of up to two years from the date of departure at each employee's option.

    As of June 30, 2001, the Company vacated real estate locations consisting of approximately 596,000 square feet of excess manufacturing, distribution and administrative space, the cost of which is included in the business restructuring reserve. The vacated square footage does not include approximately
1.4 million square feet associated with the Westminster and Little Rock facilities since they were either sold or leased to Celestica in connection with the contract manufacturing transaction, and accordingly were not included in the reserve. Payments on lease obligations, which consist of real estate and equipment leases, will extend through 2003. The Company expects to pay the other related exit costs by the end of the current fiscal year.

    For the three and nine months ended June 30, 2001, the Company recorded incremental period costs of $46 million and $117 million, respectively, which are included in business restructuring and related charges in the Consolidated Statement of Operations, and are primarily associated with the Company's separation from Lucent. These costs relate mostly to computer system transition costs such

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

8. BUSINESS RESTRUCTURING AND RELATED CHARGES (CONTINUED) as data conversion activities, asset transfers, and training. The Company also recorded $42 million for the nine months ended June 30, 2001 in selling, general and administrative expenses for additional start-up activities largely resulting from marketing costs associated with continuing to establish the Avaya brand.

9. CONVERTIBLE PARTICIPATING PREFERRED STOCK

    On October 2, 2000, the Company sold to Warburg, Pincus Equity Partners, L.P. and related investment funds ("the Warburg Funds") 4 million shares of the Company's Series B convertible participating preferred stock and warrants to purchase the Company's common stock for an aggregate purchase price of $400 million. Based on a conversion price of $26.71, the Series B preferred stock is convertible into 15,717,656 shares of the Company's common stock as of June 30, 2001.

    The warrants have an exercise price of $34.73 representing 130% of the conversion price for the Series B preferred stock. Of these warrants, warrants exercisable for 6,883,933 shares of common stock have a four-year term expiring on October 2, 2004 and warrants exercisable for 5,507,146 shares of common stock have a five-year term expiring on October 2, 2005. During a period commencing on May 24, 2001, until the second anniversary of their issuance, if the market price of the Company's common stock exceeds 200%, in the case of the four-year warrants, and 225%, in the case of the five-year warrants, of the exercise price of the warrants for 20 consecutive trading days, the Company can force the exercise of up to 50% of the four-year and the five-year warrants, respectively.

    The shares of Series B preferred stock had an aggregate initial liquidation value of $400 million and will accrete for the first ten years at an annual rate of 6.5% and 12% thereafter, compounded quarterly. After the third anniversary of the original issue date of the Series B preferred stock, 50% of the amount accreted for the year may be paid in cash as a dividend on a quarterly basis at the Company's option. After the fifth anniversary of the issue date through the tenth anniversary, the Company may elect to pay 100% of the amount accreted for the year as a cash dividend on a quarterly basis. The liquidation value calculated on each quarterly dividend payment date, which includes the accretion for the dividend period, will be reduced by the amount of any cash dividends paid. Following the tenth anniversary of the issue date, the Company will pay quarterly cash dividends at an annual rate of 12% of the then accreted liquidation value of the Series B preferred stock, compounded quarterly. The Series B preferred shares also participate, on an as-converted basis, in dividends paid on the Company's common stock. For the nine months ended
June 30, 2001, accretion of the Series B preferred stock was $19.8 million resulting in a liquidation value of $419.8 million as of June 30, 2001. The total number of shares of common stock into which the Series B preferred stock are convertible is determined by dividing the liquidation value in effect at the time of conversion by the conversion price.

    The $400 million proceeds from the Warburg Pincus investment were initially allocated between the Series B preferred stock and warrants based upon the relative fair market value of each security, with $368 million allocated to the Series B preferred stock and $32 million to the warrants. The fair value allocated to the Series B preferred stock including the amount accreted for the nine months ended June 30, 2001 was recorded in the mezzanine section of the Consolidated Balance Sheet because the investors may require the Company, upon the occurrence of any change-of-control in the Company during the first five years from the investment, to redeem the Series B preferred stock. As of June 30, 2001, the Company recorded a $19.8 million reduction in retained earnings (deficit) representing the

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

9. CONVERTIBLE PARTICIPATING PREFERRED STOCK (CONTINUED) amount accreted for the dividend period. The fair value allocated to the warrants was included in additional paid-in capital.

    The Emerging Issues Task Force of the FASB has deliberated on the accounting for convertible securities with beneficial conversion features. A beneficial conversion feature would exist if the conversion price (accounting basis) for the Series B preferred stock or warrants was less than the fair value of the Company's common stock at the commitment date. The Company determined that no beneficial conversion features existed at the commitment date and therefore there was no impact on its results of operations associated with the Series B preferred stock or with the warrants. The beneficial conversion features, if any, associated with dividends paid in kind, where it is the Company's option to pay dividends on the Series B preferred stock in cash or in kind, will be measured when dividends are declared and recorded as a reduction to net income attributable to common shareowners.

    At any time after the fifth anniversary of their issuance, the Company may force conversion of the shares of Series B preferred stock. If the Company gives notice of a forced conversion, the investors will be able to require the Company to redeem the Series B preferred shares at 100% of the then current liquidation value, plus accrued and unpaid dividends. Following a change-in-control of the Company during the first five years after the investment, other than a change of control transaction that is a business combination involving solely the issuance of common stock, the accretion of some or all the liquidation value of the Series B preferred stock through the fifth anniversary of the issue date will be accelerated, subject to the Company's ability to pay a portion of the accelerated accretion in cash in some instances. In addition, for 60 days following the occurrence of any change-of-control of the Company during the first five years after the investment, the investors will be able to require the Company to redeem the Series B preferred stock at 101% of the liquidation value, including any accelerated accretion of the liquidation value, plus accrued and unpaid dividends.

10. EARNINGS (LOSS) PER SHARE OF COMMON STOCK

    Basic earnings (loss) per common share was calculated by dividing net income
(loss) available to common shareowners by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share was calculated by adjusting net income (loss) available to common shareowners and weighted average outstanding shares, assuming conversion of all potentially dilutive securities including stock options, warrants and convertible participating preferred stock.

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

10. EARNINGS (LOSS) PER SHARE OF COMMON STOCK (CONTINUED)

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                2001       2000       2001       2000
                                                              --------   --------   --------   --------
                                                                  (DOLLARS AND SHARES IN MILLIONS,
                                                                      EXCEPT PER SHARE AMOUNTS)
Net income (loss)...........................................   $  24      $  33      $  (24)    $ 168
Accretion of Series B preferred stock.......................      (7)        --         (20)       --
                                                               -----      -----      ------     -----
Net income (loss) available to common shareowners...........   $  17      $  33      $  (44)    $ 168
                                                               =====      =====      ======     =====
SHARES USED IN COMPUTING EARNINGS (LOSS) PER COMMON SHARE:
  Basic.....................................................     285        270         283       266
                                                               =====      =====      ======     =====
  Diluted...................................................     286        284         285       281
                                                               =====      =====      ======     =====
EARNINGS (LOSS) PER COMMON SHARE:
  Basic.....................................................   $0.06      $0.12      $(0.16)    $0.63
                                                               =====      =====      ======     =====
  Diluted...................................................   $0.06      $0.12      $(0.16)    $0.60
                                                               =====      =====      ======     =====
SECURITIES EXCLUDED FROM THE COMPUTATION OF DILUTED EARNINGS
  (LOSS) PER COMMON SHARE:
  Options(a)................................................      66         13          66         6
  Series B preferred stock(b)...............................      16         --          16        --
  Warrants(a)...............................................      12         --          12        --
                                                               -----      -----      ------     -----
    Total...................................................      94         13          94         6
                                                               =====      =====      ======     =====

------------------------

(a) These securities have been excluded from the diluted earnings (loss) per common share calculation since their inclusion would be anti-dilutive because the option and warrant exercise prices are greater than the average market value of the underlying stock.

(b) In applying the "if-converted" method, the Series B convertible participating preferred stock was excluded from the diluted earnings (loss) per common share calculation since the effect of its inclusion would have been anti-dilutive.

11. DERIVATIVE FINANCIAL INSTRUMENTS

    The Company conducts its business on a multinational basis in a wide variety of foreign currencies, and, as such, uses derivative financial instruments to reduce earnings and cash flow volatility associated with foreign exchange rate changes. The Company uses foreign currency forward contracts, and to a lesser extent, foreign currency options, to mitigate the effects of fluctuations of exchange rates on intercompany loans which are denominated in currencies other than the subsidiary's functional currency, and to reduce exposure to the risk that the eventual net cash flows resulting from the purchase or sale of products to or from non-U.S. customers will be adversely affected by changes in exchange rates. The Company uses derivative financial instruments as risk management tools and not for speculative or trading purposes. Although not material, these derivatives represent assets and liabilities and are classified as other current assets or other current liabilities on the accompanying

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

11. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)
Consolidated Balance Sheets. Gains and losses on the changes in the fair values of the Company's derivative instruments are included in other income, net on the Consolidated Statements of Operations.

RECORDED TRANSACTIONS

    Foreign currency forward contracts are used primarily to manage exchange rate exposures on intercompany loans residing on foreign subsidiaries' books, which are denominated in currencies other than the subsidiary's functional currency. When these loans are translated into the subsidiary's functional currency at the month end exchange rates, the fluctuations in the exchange rates are recognized in earnings as other income or expense. Gains and losses resulting from the impact of currency exchange rate movements on foreign currency forward contracts designated to offset these non-functional currency denominated loans are also recognized in earnings as other income or expense in the period in which the exchange rates change and are generally offset by the foreign currency losses and gains on the loans. For the three and nine months ended June 30, 2001, the net effect of the gains and losses from the change in the fair value of the foreign currency forward contracts and the translation of the non-functional currency denominated loans were not material to the Company's results of operations.

FORECASTED TRANSACTIONS

    Foreign currency forward and option contracts are used to offset certain forecasted foreign currency transactions primarily related to the purchase or sale of product expected to occur during the ensuing twelve months. The gains and losses resulting from the impact of currency exchange rate movements on these foreign currency forward and option contracts are recognized as other income or expense in the period in which the exchange rates change. For the three and nine months ended June 30, 2001, these gains and losses were not material to the Company's results of operations.

    Electing to not use hedge accounting under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," could result in a gain or loss from fluctuations in exchange rates related to a derivative contract, which is different from the loss or gain recognized from the underlying forecasted transaction. However, the Company has procedures to manage risks associated with its derivative instruments, which include limiting the duration of the contracts, typically six months or less, and the amount of the underlying exposures that can be economically hedged. Historically, the gains and losses on these transactions have not been significant.

FAIR VALUE

    The Company's foreign currency forward exchange contracts and options were assets and had a net carrying amount of $2 million and an estimated fair value of $3 million as of June 30, 2001. Market quotes were used to estimate the fair value of foreign currency forward contracts and options.

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

12. OPERATING SEGMENTS

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

REPORTABLE SEGMENTS

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                2001       2000       2001       2000
                                                              --------   --------   --------   --------
                                                                        (DOLLARS IN MILLIONS)
COMMUNICATIONS SOLUTIONS:
  External revenue..........................................    $821      $1,033     $2,681     $3,273
  Intersegment revenue......................................      --           2         --          9
                                                                ----      ------     ------     ------
    Total Revenue...........................................     821       1,035      2,681      3,282
  Operating income..........................................     193         338        622      1,094
SERVICES:
  External revenue..........................................    $521      $  496     $1,549     $1,452
  Intersegment revenue......................................      --          --         --         --
                                                                ----      ------     ------     ------
    Total Revenue...........................................     521         496      1,549      1,452
  Operating income..........................................     214         197        711        578
CONNECTIVITY SOLUTIONS:
  External revenue..........................................    $372      $  370     $1,119     $  967
  Intersegment revenue......................................      --          --         --          1
                                                                ----      ------     ------     ------
    Total Revenue...........................................     372         370      1,119        968
  Operating income..........................................     139          63        383        152

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

12. OPERATING SEGMENTS (CONTINUED)
RECONCILING ITEMS

    A reconciliation of the totals reported for the operating segments to the corresponding line items in the consolidated financial statements is as follows:

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                2001       2000       2001       2000
                                                              --------   --------   --------   --------
                                                                        (DOLLARS IN MILLIONS)
EXTERNAL REVENUE
  Total reportable segments.................................   $1,714     $1,899     $5,349     $5,692
  Corporate and other.......................................       --         --          2          2
                                                               ------     ------     ------     ------
    Total External Revenue..................................   $1,714     $1,899     $5,351     $5,694
                                                               ======     ======     ======     ======
OPERATING INCOME (LOSS)
  Total reportable segments.................................   $  546     $  598     $1,716     $1,824
  Corporate and other:
    Business restructuring related charges and start-up
      expenses..............................................      (66)        --       (313)        --
    Corporate and unallocated shared expenses...............     (433)      (527)    (1,433)    (1,542)
                                                               ------     ------     ------     ------
      Total Operating Income (Loss).........................   $   47     $   71     $  (30)    $  282
                                                               ======     ======     ======     ======

    Corporate and unallocated shared expenses include costs such as selling, research and development, marketing, information technology and finance that are not directly managed by or identified with the reportable operating segments.

GEOGRAPHIC INFORMATION

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                2001       2000       2001       2000
                                                              --------   --------   --------   --------
                                                                        (DOLLARS IN MILLIONS)
EXTERNAL REVENUE(1)
  U.S.......................................................   $1,280     $1,494     $4,021     $4,492
  Foreign countries.........................................      434        405      1,330      1,202
                                                               ------     ------     ------     ------
    Totals..................................................   $1,714     $1,899     $5,351     $5,694
                                                               ======     ======     ======     ======

------------------------

(1) Revenue is attributed to geographic areas based on the location of customers.

CONCENTRATIONS

    The Company sells its products and services to a broad set of enterprises ranging from large, multinational enterprises, to small and mid-sized enterprises, governments agencies and schools. Management believes that the Company is exposed to minimal risk since the majority of its business is conducted with companies within numerous industries. The Company performs periodic credit

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

12. OPERATING SEGMENTS (CONTINUED)
evaluations of its customers' financial condition and generally does not require collateral for its accounts receivables. In some cases, the Company will require payment in advance or security in the form of a letter of credit or third-party guarantees.

    For the nine months ended June 30, 2001, sales to the Company's largest distributor were approximately 10% of revenue. No single customer accounted for more than 10% of the Company's revenue for the nine months ended June 30, 2000.

    As a result of the contract manufacturing transaction, Celestica exclusively manufactures substantially all of the Company's Communications Solutions products at various facilities in the United States and Mexico. The Company is not obligated to purchase products from Celestica in any specific quantity, except as the Company outlines in forecasts or orders for products required to be manufactured by Celestica. In addition, Avaya may be obligated to purchase certain excess inventory levels from Celestica that could result from the Company's actual sales of product varying from forecast. The Company's outsourcing agreement with Celestica results in a concentration that, if suddenly eliminated, could have an adverse effect on the Company's operations. While the Company believes that alternative sources of supply would be available, disruption of its primary source of supply could create a temporary, adverse effect on product shipments. The Company is not aware of any other significant concentration of business transacted with a particular supplier that could, if suddenly eliminated, have a material adverse affect on the Company's financial position, results of operations or cash flows.

13. BENEFIT OBLIGATIONS

    In connection with the Distribution, the Company recorded estimates in its Consolidated Balance Sheet at September 30, 2000 in prepaid benefit assets and accrued benefit obligations of various existing Lucent benefit plans related to employees for whom the Company assumed responsibility. Following a review that was conducted by an independent actuarial consulting firm, the Company received a preliminary valuation that provides for a reduction of approximately
$35 million in its net benefit assets. The Company and Lucent are currently reviewing the valuation. Upon final agreement between Lucent and the Company on the valuation, the Company will record the net effect of the adjustment to additional paid-in capital because the transfer of the net benefit assets relates to the original capital contribution from Lucent.

14. TRANSACTIONS WITH LUCENT

    In connection with the Distribution, the Company and Lucent executed and delivered the Contribution and Distribution Agreement and certain related agreements.

    Pursuant to the Contribution and Distribution Agreement, Lucent contributed to the Company substantially all of the assets, liabilities and operations associated with its enterprise networking businesses (the "Company's Businesses"). The Contribution and Distribution Agreement, among other things, provides that, in general, the Company will indemnify Lucent for all liabilities relating to the Company's Businesses and for all contingent liabilities primarily relating to the Company's Businesses or otherwise assigned to the Company. In addition, the Contribution and Distribution Agreement provides that certain contingent liabilities not allocated to one of the parties will be shared by Lucent

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

14. TRANSACTIONS WITH LUCENT (CONTINUED) and the Company in prescribed percentages. The Contribution and Distribution Agreement also provides that each party will share specified portions of contingent liabilities based upon agreed percentages related to the business of the other party that exceed $50 million.

    The Company has resolved substantially all of the contribution and distribution issues with Lucent that relate primarily to the settlement of certain obligations associated with the employees transferred to the Company by Lucent, receivables of the Company's business, and the transfer of other assets and liabilities by Lucent to the Company. Accordingly, the Company had identified approximately $15 million recorded on its balance sheet that was attributable primarily to certain accounts receivable balances due from Lucent and certain fixed assets, which the Company has subsequently agreed will remain with Lucent. Since these assets relate to the original capital contribution by Lucent, the Company reduced additional paid-in capital for the net effect of these adjustments which is reflected in the Consolidated Balance Sheet as of June 30, 2001.

15. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

    From time to time the Company is involved in legal proceedings arising in the ordinary course of business. Other than as described below, the Company believes there is no litigation pending that should have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

    Three separate purported class action lawsuits are pending against Lucent, one in state court in West Virginia, one in federal court in the Southern District of New York and another in federal court in the Southern District of California. The case in New York was filed in January 1999, and after being dismissed, was re-filed in September 2000. The case in West Virginia was filed in April 1999 and the case in California was filed in June 1999. The Company may be named a party to these actions and has assumed the obligations of Lucent for these cases under the Contribution and Distribution Agreement. All three actions are based upon claims that Lucent sold products that were not Year 2000 compliant, meaning that the products were designed and developed without considering the possible impact of the change in the calendar from December 31, 1999 to January 1, 2000. The complaints allege that the sale of these products violated statutory consumer protection laws and constituted breaches of implied warranties. A class has not been certified in any of the three cases, and to the extent a class is certified in any of the cases, the Company expects that class to constitute those enterprises that purchased the products in question. The complaints seek, among other remedies, compensatory damages, punitive damages and counsel fees in amounts that have not yet been specified. Although the Company believes that the outcome of these actions will not adversely affect its financial position, results of operations or cash flows, if these cases are not resolved in a timely manner, they will require expenditure of significant legal costs related to their defense.

    In April 1998, a class action was filed against Lucent in state court in New Jersey, alleging that Lucent improperly administered a coupon program resulting from the settlement of a prior class action. The plaintiffs allege that Lucent improperly limited the redemption of the coupons from dealers by not allowing them to be combined with other volume discount offers, thus limiting the market for the coupons. The Company has assumed the obligations of Lucent for these cases under the Contribution

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

15. COMMITMENTS AND CONTINGENCIES (CONTINUED) and Distribution Agreement. The complaint alleges breach of contract, fraud and other claims and the plaintiffs seek compensatory and consequential damages, interest and attorneys' fees. The state court has recently certified a class in this action. There can be no assurance that this case will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

    The above actions will most likely be consolidated with other purported class actions filed against Lucent on behalf of its shareholders in January 2000. Those January 2000 actions have been consolidated and are pending in the Federal District Court for the District of New Jersey. The Company understands that Lucent has filed its Answer to the Fourth Consolidated Amended and Supplemental Class Action Complaint in the consolidated action. The plaintiffs allege that they were injured by reason of certain alleged false and misleading statements made by Lucent in violation of the federal securities laws. The consolidated cases were initially filed on behalf of shareholders of Lucent who bought Lucent common stock between October 26, 1999 and January 6, 2000, but the consolidated complaint was amended to include purported class members who purchased Lucent common stock up to November 21, 2000. A class has not yet been certified in the consolidated actions. The plaintiffs in all these shareholder class actions seek compensatory damages plus interest and attorneys' fees.

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

    In March 2001, a third party filed a complaint in the State Court of Georgia, Fulton County, against Lucent, the Company and another defendant. The complaint alleges that the Company (or its predecessor, Lucent) breached certain purported agreements related to the plaintiff's engagement as an agent of the Company for a number of years. The complaint alleges breach of contract, breach of implied duty of good faith and fair dealing, quantum meruit, promissory estoppel, unjust enrichment, negligent misrepresentation and negligent supervision. The Company assumed the obligations of this complaint as it relates to Lucent and the Company, and is currently engaged in the discovery process. This action is in the early stages of litigation and an outcome cannot be predicted, and as a result, there can be no assurance that this case will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

    In April 2001, a third party licensor made formal demand for alleged royalty payments which it claims the Company owes as a result of a contract between the licensor and the Company's predecessors, initially entered into in 1995, and renewed in 1997. The contract provides for mediation of disputes followed by binding arbitration if the mediation does not resolve the dispute. The licensor

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

15. COMMITMENTS AND CONTINGENCIES (CONTINUED) claims that the Company owes royalty payments for software integrated into certain of the Company's products. It also alleges that the Company has breached the governing contract by not honoring a right of first refusal related to development of fax software for next generation products. The Company is currently in mediation with the licensor. This action is in the early stages of mediation and an outcome cannot be predicted, and as a result, there can be no assurance that this case will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

    The risks and uncertainties referred to above include, but are not limited to, price and product competition; rapid technological development; dependence on new product development; the successful introduction of new products; the mix of our products and services; customer demand for our products and services; the ability to successfully integrate acquired companies; control of costs and expenses; the ability to form and implement alliances; the economic, political and other risks associated with international sales and operations; U.S. and foreign government regulation; general industry and market conditions; and growth rates and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations.

    Our accompanying unaudited consolidated financial statements as of June 30, 2001 and for the three and nine months ended June 30, 2001 and 2000, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission for interim financial statements, and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2000. In our opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated. Certain prior year amounts have been reclassified to conform to the current interim period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

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

    Our traditional enterprise voice communications products and our eBusiness solutions are a part of our Communications Solutions segment. If we are unsuccessful in implementing our strategy, the contribution to our results from Communications Solutions may decline, reducing our overall profitability, thereby requiring a greater need for external capital resources.

    In addition, in July 2001, we announced that current economic conditions are continuing to slow customer purchase decisions, accelerating a previously announced downward trend. We also announced that we now expect revenues for the fourth quarter of fiscal 2001 to be approximately 20 percent below revenues for the fourth quarter of fiscal 2000, driven by an expected year over year decline of about $225 million in Connectivity Solutions revenues primarily from service provider customers, and by delays in customer purchases of traditional voice products.

    The following table sets forth the allocation of our revenue among our operating segments, expressed as a percentage of total external revenue, excluding corporate and other revenue:

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                2001       2000       2001       2000
                                                              --------   --------   --------   --------
OPERATING SEGMENT:
  Communications Solutions..................................    47.9%      54.4%      50.1%      57.5%
  Services..................................................    30.4       26.1       29.0       25.5
  Connectivity Solutions....................................    21.7       19.5       20.9       17.0
                                                               -----      -----      -----      -----
    Total...................................................   100.0%     100.0%     100.0%     100.0%
                                                               =====      =====      =====      =====

SEPARATION FROM LUCENT

    We were incorporated under the laws of the State of Delaware on February 16, 2000, as a wholly owned subsidiary of Lucent Technologies Inc. and our name was later changed to "Avaya Inc". On September 30, 2000, under the terms of a Contribution and Distribution Agreement between us and

Lucent, Lucent contributed its enterprise networking business to us and distributed all of the outstanding shares of our capital stock to its shareowners. We refer to these transactions in this quarterly report as the contribution and the distribution. We had no material assets or activities until the contribution to us by Lucent of its enterprise networking businesses, which occurred immediately prior to the distribution. Lucent conducted such businesses through various divisions and subsidiaries. Following the distribution, we became an independent public company, and Lucent no longer has a continuing stock ownership interest in us. Prior to the distribution, we entered into several agreements with Lucent in connection with, among other things, intellectual property, interim services and a number of ongoing commercial relationships, including product supply arrangements. The interim services agreement had set forth charges generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, but without any profit. With limited exceptions, these interim services expired on March 31, 2001. The pricing terms for goods and services covered by the commercial agreements reflected current market prices at the time of the transaction.

    We have resolved substantially all of the contribution and distribution issues with Lucent that relate primarily to the settlement of certain obligations associated with the employees transferred to us by Lucent, receivables of our business, and the transfer of other assets and liabilities by Lucent to us. Accordingly, we had identified approximately $15 million recorded on our balance sheet, that was attributable primarily to certain accounts receivable balances due from Lucent and certain fixed assets, which we have subsequently agreed will remain with Lucent. Since these assets relate to the original capital contribution by Lucent, we have reduced additional paid-in capital for the net effect of these adjustments, which is reflected in our consolidated balance sheet as of June 30, 2001.

    In addition, Avaya and Lucent have amended the contribution and distribution agreement to remove the provisions restricting us from entering into strategic alliances with Nortel Networks Corporation and Cisco Systems, Inc.

    In connection with the distribution, we recorded estimates in our balance sheet at September 30, 2000 in prepaid benefit assets and accrued benefit obligations of various existing Lucent benefit plans related to employees for whom we assumed responsibility. Following a review that was conducted by an independent actuarial consulting firm, we received a preliminary valuation that provides for a reduction of approximately $35 million in our net benefit assets. Avaya and Lucent are currently reviewing the valuation. Upon final agreement between Lucent and us on the valuation, we will record the net effect of the adjustment to additional paid-in capital because the transfer of the net benefit assets relates to the original capital contribution from Lucent.

    Our unaudited consolidated financial statements for the three and nine months ended June 30, 2000 reflect the historical results of operations and cash flows of the businesses transferred to us from Lucent as part of the contribution. These consolidated financial statements may not necessarily reflect our results of operations and cash flows in the future or what our results of operations and cash flows would have been had we been a stand-alone company during this period.

BUSINESS RESTRUCTURING AND RELATED CHARGES

    In September 2000, we adopted a restructuring plan to improve profitability and business performance as a stand-alone company and recorded a pretax charge of $520 million of which $21 million in payments, primarily related to employee separation costs, were made during fiscal 2000 to reduce the related reserve. Components of the business restructuring costs, as well as amounts and adjustments recorded to the related reserve as of June 30, 2001, were as follows:

                                                          NET
                                                    ADJUSTMENTS MADE     EXPENDITURES
                                  RESERVE BALANCE   DURING THE NINE     MADE DURING THE    RESERVE BALANCE
                                       AS OF          MONTHS ENDED     NINE MONTHS ENDED        AS OF
                                   SEPTEMBER 30,        JUNE 30,           JUNE 30,           JUNE 30,
                                       2000               2001               2001               2001
                                  ---------------   ----------------   -----------------   ---------------
                                                           (DOLLARS IN MILLIONS)
Employee separation costs.......       $345               $(21)              $(219)             $105
Lease obligations...............        127                 --                 (46)               81
Other related exit costs........         27                 --                  (3)               24
                                       ----               ----               -----              ----
Total...........................       $499               $(21)              $(268)             $210
                                       ====               ====               =====              ====

    In the second quarter of fiscal 2001, as part of our overall restructuring effort, we entered into an agreement to outsource most of our manufacturing of communication systems and software to Celestica Inc. We have substantially completed the outsourcing of our manufacturing operations in Westminster, Colorado and our repair and distribution operations located in Little Rock, Arkansas. Products currently manufactured in Shreveport, Louisiana are being transitioned to Westminster or other Celestica facilities. We expect all Shreveport operations to be phased out by the end of the first quarter of fiscal 2002.

    As a result of the outsourcing transaction, in the second quarter of fiscal 2001, we recorded a pretax charge of $134 million related to employee separation costs as a business restructuring and related charge in the Consolidated Statement of Operations. The $134 million charge resulted in a $34 million increase in the business restructuring reserve, a $69 million reduction in prepaid benefit costs for enhanced severance and pension benefits, and an increase of $31 million of post-retirement benefits other than pension included in benefit obligations. The charge for post-retirement benefits other than pension represents the cost of curtailment in accordance with SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

    In connection with the contract manufacturing transaction, previously accrued separation costs of $55 million for union-represented employees at Shreveport will be paid as enhanced severance benefits from existing pension and benefit assets and, accordingly, such amount was reclassified out of the business restructuring reserve. This $55 million reduction offset by the $34 million increase related to severance payments that will be made using cash resulted in a net adjustment of $21 million to the reserve in the second quarter of fiscal 2001.

    During the third quarter of fiscal 2001, in accordance with our plan to exit the Shreveport facility, we determined that the existing fixed assets will no longer be used to manufacture product at their intended capacity over their remaining useful lives and are not feasible to use as currently configured. Accordingly, we recorded a $20 million asset impairment charge related to the associated buildings, land and equipment that we expect to dispose of during fiscal 2002. The fair market value used to calculate the impairment charge was based on an independent third party appraisal. The impairment charge is included in business restructuring and related charges in the Consolidated Statement of Operations.

    Business restructuring costs that were accrued in September 2000 for employee separations related to approximately 3,750 union-represented and salaried employees, adjusted for approximately 1,150 employees related to the Shreveport location who were included in the contract manufacturing transaction. As of June 30, 2001, 3,662 of these employees worldwide have departed and were located predominately in the United States. In connection with the contract manufacturing transaction with

Celestica, approximately 1,930 union-represented and 430 salaried employees will receive involuntary employee termination benefits. As of June 30, 2001, approximately 1,482 employees have departed primarily at the Westminster and Little Rock locations. Employee separation payments that are included in the business restructuring reserve will be made either through lump sum or a series of payments extending over a period of up to two years from the date of departure at each employee's option.

    As of June 30, 2001, we vacated real estate locations consisting of approximately 596,000 square feet of excess manufacturing, distribution and administrative space, the cost of which is included in the business restructuring reserve. The vacated square footage does not include approximately
1.4 million square feet associated with the Westminster and Little Rock facilities since they were either sold or leased to Celestica in connection with the contract manufacturing transaction, and accordingly were not included in the reserve. Payments on lease obligations, which consist of real estate and equipment leases, will extend through 2003. We expect to pay the other related exit costs by the end of the current fiscal year.

    For the three and nine months ended June 30, 2001, we recorded incremental period costs of $46 million and $117 million, respectively, which are included in business restructuring and related charges in the Consolidated Statement of Operations, and are primarily associated with our separation from Lucent. These costs relate mostly to computer system transition costs such as data conversion activities, asset transfers, and training. We also recorded $42 million for the nine months ended June 30, 2001 in selling, general and administrative expenses for additional start-up activities largely resulting from marketing costs associated with continuing to establish the Avaya brand.

    During the remainder of fiscal 2001, we expect to incur additional period costs of approximately $43 million and $15 million related to our separation from Lucent, including establishment as an independent company, and outsourcing of certain of our manufacturing facilities, respectively. Additional period costs of approximately $13 million related to the contract manufacturing transaction are expected to be incurred in fiscal 2002. We expect to fund these restructuring and start-up activities through a combination of debt and internally generated funds.

    We believe that outsourcing our manufacturing will allow us to improve our cash flow over the next few years through a reduction of inventory and reduced capital expenditures. We cannot assure you that the implementation of this manufacturing initiative will achieve these anticipated benefits.

    In response to the current industry-wide economic slowdown, we have accelerated our restructuring program and as a result, anticipate eliminating over 5,000 positions through a combination of involuntary and voluntary separations, including an early retirement program targeted to the U.S. management employees. In connection with this effort, we have initiated a strategic redesign of our Connectivity Solutions business that will result in a consolidation of its U.S. operations and have also consolidated certain of our customer care and field service operations. As a result of these actions, we expect to record a pretax restructuring charge of approximately $500 million in the fourth quarter of fiscal 2001. We expect approximately $440 million of the restructuring charge to be non-cash at the time the charge is taken as such payments will be made through prepaid benefit costs, and the remaining
$60 million to be cash.

RESULTS OF OPERATIONS

    The following table sets forth line items from our consolidated statements of operations as a percentage of revenue for the periods indicated:

                                                             THREE MONTHS           NINE MONTHS
                                                                 ENDED                 ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------   -------------------
                                                            2001       2000       2001       2000
                                                          --------   --------   --------   --------
Revenue.................................................   100.0%     100.0%     100.0%     100.0%
Costs...................................................    57.4       57.8       56.9       57.3
                                                           -----      -----      -----      -----
Gross margin............................................    42.6       42.2       43.1       42.7
                                                           -----      -----      -----      -----
Operating expenses:
Selling, general and administrative.....................    28.1       31.9       30.0       31.6
Business restructuring and related charges..............     3.8         --        5.1         --
Research and development................................     7.9        6.6        8.0        6.1
Purchased in-process research and development...........     0.1         --        0.6         --
                                                           -----      -----      -----      -----
Total operating expenses................................    39.9       38.5       43.7       37.7
                                                           -----      -----      -----      -----
Operating income (loss).................................     2.7        3.7       (0.6)       5.0
Other income, net.......................................     0.2         --        0.6        0.9
Interest expense........................................    (0.5)      (0.9)      (0.6)      (1.0)
Provision (benefit) for income taxes....................     1.0        1.1       (0.1)       1.9
                                                           -----      -----      -----      -----
Net income (loss).......................................     1.4%       1.7%      (0.5)%      3.0%
                                                           =====      =====      =====      =====

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

    The following table shows the change in external revenue, both in dollars and in percentage terms:

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   JUNE 30,               CHANGE
                                                              -------------------   -------------------
                                                                2001       2000        $          %
                                                              --------   --------   --------   --------
                                                                        (DOLLARS IN MILLIONS)
OPERATING SEGMENT:
  Communications Solutions..................................   $  821     $1,033     $(212)     (20.5)%
  Services..................................................      521        496        25        5.0
  Connectivity Solutions....................................      372        370         2        0.5
  Corporate and other.......................................       --         --        --         --
                                                               ------     ------     -----      -----
    Total...................................................   $1,714     $1,899     $(185)      (9.7)%
                                                               ======     ======     =====      =====

    REVENUE. Revenue decreased 9.7% or $185 million, from $1,899 million for the three months ended June 30, 2000, to $1,714 million for the same period in fiscal 2001. The decrease was attributable to a decline in the Communications Solutions segment, and was mainly attributable to a worsening economic environment, especially in the technology sector. This decrease was largely due to a decline in customer purchases of our enterprise voice communications systems and customer relationship management businesses predominately in the United States, partially offset by growth worldwide in the multi-service networking business. The revenue decline in the Communications Solutions segment resulted primarily from the effects of the continued slowing U.S. economy, changes in product mix, and a decrease in installation revenue as a result of the reduction in product sales. Within the Services segment, revenues increased mainly as a result of the positive effects in the U.S. from the introduction of data services, as well as the growth in value added services, partially offset by a decline in domestic maintenance revenues. Connectivity Solutions segment revenues were essentially flat compared with the same period in fiscal 2000. Within this segment, worldwide revenue growth in SYSTIMAX, our structured cabling systems for enterprises, was offset by a decline in purchases of ExchangeMAX, our cabling for service providers, in the United States.

    Revenue within the United States decreased 14.3% or $214 million, from $1,494 million for the three months ended June 30, 2000, to $1,280 million for the same period in fiscal 2001. However, revenue outside the United States increased 7.2% or $29 million, from $405 million for the three months ended June 30, 2000, to $434 million for the same period in fiscal 2001. Revenue outside the United States represented 25.3% of revenue compared with 21.3% in the same period in fiscal 2000. We continued to expand our business outside of the United States with growth across all regions, primarily led by the Caribbean / Latin America and Asia Pacific regions. Our largest increases in sales outside of the U.S. were made in Services, Communications Solutions' multi-service networking products and professional services, and Connectivity Solutions' SYSTIMAX product.

    COSTS AND GROSS MARGIN. Total costs decreased 10.4% or $114 million, from $1,097 million for three months ended June 30, 2000, to $983 million for the same period in fiscal 2001. The gross margin percentage increased slightly from 42.2% for the three months ended June 30, 2000 to 42.6% for the same period in fiscal 2001. The increase in gross margin was primarily attributed to the Connectivity Solutions segment and the ongoing savings from the business restructuring. This increase was partially offset by a decrease in gross margin within Communications Solutions due to a less favorable product mix and higher discounts resulting from lower sales volumes. The Services segment gross margin percentage remained essentially flat.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses decreased 20.3% or $123 million, from $605 million for the three months ended June 30, 2000, to $482 million for the same period in fiscal 2001. The decrease is primarily due to savings associated with our business restructuring plan, including lower staffing levels, terminated real estate lease obligations, cost savings associated with the implementation of SAP, process improvements in sales and sales operations, and streamlining delivery of several corporate functions, including the outsourcing of payroll and procurement services. The reduction in SG&A expenses was partially offset by increases in ongoing marketing expenses associated with establishing our brand.

    BUSINESS RESTRUCTURING AND RELATED CHARGES. Business restructuring and related charges for the three months ended June 30, 2001 represent costs associated with our restructuring plan to improve profitability and business performance as a stand-alone company. The components of the charge include
$46 million representing incremental period costs associated with our separation from Lucent related primarily to computer system transition costs such as data conversion activities, asset transfers, and training, and a $20 million asset impairment charge for the Shreveport facility in connection with our outsourcing of certain manufacturing operations to Celestica.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses increased 7.1% or $9 million, from $126 million for the three months ended June 30, 2000, to $135 million for the same period in fiscal 2001. Our investment in R&D represented 7.9% of revenue in the three months ended June 30, 2001 as compared with 6.6% in the prior period. This increased investment supports our plan to shift spending to high growth areas of our business and reduce spending on more mature product lines.

    We intend to invest an amount equal to approximately 8% of our total revenue in fiscal 2001 in R&D. These investments represent a significant increase over our investments in R&D for the fiscal years prior to the distribution, which were approximately 6% of total revenue. As a part of Lucent, we were allocated a portion of Lucent's basic research, which did not necessarily directly benefit our business. Our current and future investments in R&D will have a greater focus on our products.

    PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT. This expense reflects charges associated with our acquisition of substantially all of the assets of Quintus Corporation in April 2001. There was no charge in the three months ended June 30, 2000 for purchased in-process research and development.

    OTHER INCOME, NET. Other income, net increased to $4 million for the three months ended June 30, 2001. This increase was primarily due to interest income earned on higher cash balances during the quarter.

    PROVISION FOR INCOME TAXES. The effective tax rates for the three months ended June 30, 2001 and 2000 were 42.2% and 38.9%, respectively. The difference between the tax rates was primarily attributable to the tax impact of business restructuring reserves.

NINE MONTHS ENDED JUNE 30, 2001 COMPARED TO NINE MONTHS ENDED JUNE 30, 2000

    The following table shows the change in external revenue, both in dollars and in percentage terms:

                                                                  NINE MONTHS
                                                                     ENDED
                                                                   JUNE 30,               CHANGE
                                                              -------------------   -------------------
                                                                2001       2000        $          %
                                                              --------   --------   --------   --------
                                                                        (DOLLARS IN MILLIONS)
OPERATING SEGMENT:
  Communications Solutions..................................   $2,681     $3,273     $(592)     (18.1)%
  Services..................................................    1,549      1,452        97        6.7
  Connectivity Solutions....................................    1,119        967       152       15.7
  Corporate and other.......................................        2          2        --         --
                                                               ------     ------     -----      -----
    Total...................................................   $5,351     $5,694     $(343)       6.0%
                                                               ======     ======     =====      =====

    REVENUE. Revenue decreased 6.0% or $343 million, from $5,694 million for the nine months ended June 30, 2000, to $5,351 million for the same period in fiscal 2001, due to a decrease in the Communications Solutions segment, partially offset by increases in the Services and Connectivity Solutions segments, and was mainly attributable to a worsening economic environment, especially in the technology sector. The decrease in the Communications Solutions segment was largely attributable to a decline in customer purchases of enterprise voice communications systems, messaging systems and customer relationship management businesses predominately in the United States, partially offset by strong growth worldwide in the multi-service networking business. The revenue decline in the Communications Solutions segment primarily resulted from the effects of the continued slowing U.S. economy combined with a move to a more indirect sales channel in the third quarter of fiscal 2000, changes in product mix, a decrease in installation revenue as a result of the reduction in product sales, and the effects of customers having purchased systems last year in anticipation of Year 2000 concerns. The increase in the Services segment was mainly the result of the positive effects in the U.S. of introducing data services as well as the strong growth outside of the U.S. in maintenance and value added services, partially offset by a decrease in maintenance revenues domestically. The Connectivity Solutions segment increase was the result of strong demand worldwide for SYSTIMAX, our structured cabling systems for enterprises, and increased sales domestically of electronic cabinets, partially offset by a decline in purchases of ExchangeMAX, our cabling systems for service providers, in the United States.

    Revenue within the United States decreased 10.5% or $471 million, from $4,492 million for the nine months ended June 30, 2000, to $4,021 million for the same period in fiscal 2001. However, revenue outside the United States increased 10.6% or $128 million, from $1,202 million for the nine months ended June 30, 2000, to $1,330 million for the same period in fiscal 2001. Revenue outside the United States represented 24.9% of revenue compared with 21.1% in the same period in fiscal 2000.

We continued to expand our business outside of the United States with growth across all regions, primarily led by the Asia Pacific and Canada regions. Our largest increases in sales outside of the U.S. were made in Services, Communications Solutions' multi-service networking products and professional services, and Connectivity Solutions' SYSTIMAX product.

    COSTS AND GROSS MARGIN. Total costs decreased 6.7% or $217 million, from $3,261 million for the nine months ended June 30, 2000, to $3,044 million for the same period in fiscal 2001. The gross margin percentage increased slightly from 42.7% for the nine months ended June 30, 2000 to 43.1% for the same period in fiscal 2001. The increase in gross margin was primarily attributed to higher volume, favorable product mix and lower discounts in Connectivity Solutions and the ongoing savings from the business restructuring, including the improvement to the cost structure within the Services segment. This increase was largely offset by the decrease in gross margin within Communications Solutions due to a less favorable mix of products and higher discounts due to lower sales volumes.

    SELLING, GENERAL AND ADMINISTRATIVE.  SG&A expenses decreased 10.8% or
$195 million, from $1,801 million for the nine months ended June 30, 2000, to $1,606 million for the same period in fiscal 2001. The decrease is primarily due to savings associated with our business restructuring plan, including lower staffing levels, terminated real estate lease obligations, cost improvements associated with the implementation of SAP, process improvements in sales and sales operations, and streamlining delivery of several corporate functions, including the outsourcing of payroll and procurement services. The reduction in SG&A expenses was partially offset by an increase in ongoing marketing expense and additional charges for start-up activities related to establishing independent operations, which are primarily comprised of advertising costs associated with establishing our brand.

    BUSINESS RESTRUCTURING AND RELATED CHARGES. Business restructuring and related charges of $271 million for the nine months ended June 30, 2001 represent costs associated with our restructuring plan to improve profitability and business performance as a stand-alone company. The components of the charge include $134 million primarily for employee separation costs associated with the outsourcing of certain manufacturing operations to Celestica, $117 million representing incremental period costs associated with our separation from Lucent related primarily to computer system transition costs such as data conversion activities, asset transfers, and training, and a $20 million asset impairment charge for the Shreveport facility in connection with our outsourcing of certain manufacturing operations to Celestica.

    RESEARCH AND DEVELOPMENT. R&D expenses increased 22.3% or $78 million, from $350 million for the nine months ended June 30, 2000, to $428 million for the same period in fiscal 2001. Our investment in R&D represented 8.0% of revenue in the nine months ended June 30, 2001 as compared with 6.1% in the prior period. This increased investment supports our plan to shift spending to high growth areas of our business and reduce spending on more mature product lines.

    We intend to invest an amount equal to approximately 8% of our total revenue in fiscal 2001 in R&D. These investments represent a significant increase over our investments in R&D for the fiscal years prior to the distribution, which were approximately 6% of total revenue. As a part of Lucent, we were allocated a portion of Lucent's basic research, which did not necessarily directly benefit our business. Our current and future investments in R&D will have a greater focus on our products.

    PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT. This expense reflects charges associated with our acquisitions of VPNet Technologies in February 2001, and substantially all of the assets of Quintus Corporation in April 2001. There was no charge in the nine months ended June 30, 2000 for purchased in-process research and development.

    OTHER INCOME, NET. Other income, net decreased 42.6% or $23 million, from $54 million for the nine months ended June 30, 2000 to $31 million for the same period in fiscal 2001. This decrease was primarily due to a gain recorded in March 2000 on the sale of our U.S. sales division serving small and mid-sized enterprises, which was partially offset by interest income earned on higher cash balances during the period.

    PROVISION FOR INCOME TAXES. The effective tax rate for the nine months ended June 30, 2001 was a benefit rate of 16.3% compared to a provision rate of 39.4% in the same period last year. The difference between the tax rates was attributable to the tax impact of acquisition related costs and business restructuring reserves.

LIQUIDITY AND CAPITAL RESOURCES

    Avaya's cash and cash equivalents decreased to $243 million at June 30, 2001, from $271 million at September 30, 2000. The decrease resulted from $219 million and $292 million of net cash used for operating and investing activities, respectively, offset by $487 million of net cash provided by financing activities.

    Our net cash used for operating activities was $219 million for the nine months ended June 30, 2001 compared with net cash provided by operating activities of $347 million for the same period in fiscal 2000. Net cash used for operating activities for the nine months ended June 30, 2001 was comprised of a net loss adjusted for non-cash items of $492 million, and net cash used for changes in operating assets and liabilities of $687 million. Net cash used for operating activities is primarily attributed to cash payments made for our business restructuring related activities resulting from our separation from Lucent and our establishment as an independent company. In addition, we have decreased our accounts payable and have increased our inventory levels. This usage of cash was somewhat offset by receipts of cash on our amounts due from our customers. Days sales outstanding in accounts receivable for the third quarter of fiscal 2001, excluding the effect of the securitization transaction defined below, was 78 days versus 75 days for the second quarter of fiscal 2001. This increase is primarily attributable to the decrease in quarterly revenue, which was heavily weighted to the month of June 2001, exceeding the decrease in accounts receivable. Days sales of inventory on-hand for the third quarter of fiscal 2001 were 66 days versus 63 days for the second quarter of fiscal 2001. The increase in days sales in inventory is primarily due to lower sales volumes as well as a temporary increase in small business systems inventory to cover the time period over which the Shreveport operations will be transitioned to Celestica.

    Our net cash used for investing activities was $292 million for the nine months ended June 30, 2001 compared with $134 million for the same period in fiscal 2000. Capital expenditures, which account for the largest component of investing activities in both periods, relate mainly to establishing ourself as a stand-alone entity, including information technology upgrades and corporate infrastructure expenditures in the current period as compared with expenditures for equipment and facilities used in manufacturing and research and development in the same period last year. In addition, we used $120 million of cash for our acquisitions of VPNet Technologies, a privately held developer of virtual private network solutions and devices, and substantially all the assets of Quintus Corporation, a provider of comprehensive electronic customer relationship management solutions, which occurred in the second and third quarters of the current fiscal year, respectively. The net cash used for investing activities in fiscal 2001 was partially offset by the receipt of proceeds from the sale-leaseback of an aircraft and the sale of manufacturing equipment to Celestica. The prior year usage of cash was partially offset by the receipt of proceeds from the sale of our U.S. sales division serving small and mid-sized enterprises.

    Net cash provided by financing activities was $487 million for the nine months ended June 30, 2001 compared with net cash used in financing activities of $190 million for the same period in fiscal 2000. Cash flows from financing activities in the current period were mainly due to the receipt of $400 million in proceeds from the sale of our Series B convertible participating preferred stock and warrants to purchase our common stock described below, as well as $200 million of proceeds from the securitization of certain trade receivables to an unaffiliated financial institution and $36 million in proceeds resulting from the issuance of our common stock, primarily through our Employee Stock Purchase Plan. The receipt of proceeds in fiscal 2001 was partially offset by $149 million in payments for the retirement of commercial paper and long term debt. Cash used for financing activities in fiscal 2000 principally reflects the change in Lucent's investment in us prior to the distribution.

    Our commercial paper program is comprised of short-term borrowings in the commercial paper market at market interest rates. Interest rates on our commercial paper obligations are variable due to their short-term nature. As of June 30, 2001, $638 million in commercial paper was classified as long term debt in the Consolidated Balance Sheet since it is supported by the five-year credit facility described below and management intends to reissue the commercial paper on a long term basis. The weighted average interest rate and maturity period for the commercial paper outstanding as of June 30, 2001 was approximately 4.9% and 10 days, respectively.

    We have two unsecured revolving credit facilities with third party financial institutions consisting of an $850 million 364-day credit facility that expires in September 2001 and an $850 million five-year credit facility that expires in September 2005. Funds are available under these revolving credit facilities for general corporate purposes, to backstop commercial paper, and for acquisitions. In August 2001, we and the lenders under our five-year credit facility entered into an amendment to the facility which revised the definition of "Consolidated EBIT" to exclude up to $450 million of non-cash business restructuring charges during such period to be taken no later than the fourth quarter of fiscal 2001. The credit facility requires us to maintain at all times a ratio of Consolidated EBIT to interest expense during the previous four consecutive fiscal quarters of not less than three to one. In addition, we are currently in negotiations to enter into a new credit facility to replace the existing 364-day credit facility expiring on September 24, 2001.

    On October 2, 2000, we sold to Warburg, Pincus Equity Partners, L.P. and related investment funds 4 million shares of our Series B convertible participating preferred stock and warrants to purchase our common stock for an aggregate purchase price of $400 million. Based on a conversion price of $26.71, the Series B preferred stock is convertible into 15,717,656 shares of our common stock as of June 30, 2001.

    The warrants have an exercise price of $34.73 representing 130% of the conversion price for the Series B preferred stock. Of these warrants, warrants exercisable for 6,883,933 shares of common stock have a four-year term expiring on October 2, 2004, and warrants exercisable for 5,507,146 shares of common stock have a five-year term expiring on October 2, 2005. During a period commencing on May 24, 2001, until the second anniversary of their issuance, if the market price of our common stock exceeds 200%, in the case of the four-year warrants, and 225%, in the case of the five-year warrants, of the exercise price of the warrants for 20 consecutive trading days, we can force the exercise of up to 50% of the four-year and the five-year warrants, respectively.

    The shares of Series B preferred stock had an aggregate initial liquidation value of $400 million and will accrete for the first ten years at an annual rate of 6.5% and 12% thereafter, compounded quarterly. After the third anniversary of the original issue date of the Series B preferred stock, 50% of the amount accreted for the year may be paid in cash as a dividend on a quarterly basis, at our option. After the fifth anniversary of the issue date through the tenth anniversary, we may elect to pay 100% of the amount accreted for the year as a cash dividend on a quarterly basis. The liquidation value calculated on each quarterly dividend payment date, which includes the accretion for the dividend period, will be reduced by the amount of any cash dividends paid. Following the tenth anniversary of the issue date, we will pay quarterly cash dividends at an annual rate of 12% of the then accreted liquidation value of the Series B preferred stock, compounded quarterly. The Series B preferred shares also participate, on an as-converted basis, in dividends paid on our common stock. For the nine months ended June 30, 2001, accretion of the Series B preferred stock was $19.8 million resulting in a liquidation value of $419.8 million as of June 30, 2001. The total number of shares of common stock into which the Series B preferred stock are convertible is determined by dividing the liquidation value in effect at the time of conversion by the conversion price.

    The Emerging Issues Task Force of the Financial Accounting Standards Board has deliberated on the accounting for convertible securities with beneficial conversion features. A beneficial conversion feature would exist if the conversion price (accounting basis) for the Series B preferred stock or warrants was less than the fair value of our common stock at the commitment date. We determined that no beneficial conversion features existed at the commitment date and therefore there was no impact on the results of operations associated with the Series B preferred stock or with the warrants. The beneficial conversion features, if any, associated with dividends paid in kind, where it is our option to pay dividends on the Series B preferred stock in cash or in kind, will be measured when dividends are declared and recorded as a reduction to net income attributable to common shareowners.

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

    Our cost of capital and ability to obtain external financing may be affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. Our commercial paper is currently rated P-2 by Moody's and A-2 by Standard & Poor's, and our long term debt rating is Baa1 by Moody's and BBB by Standard & Poor's.

    Our ability to issue additional equity may be constrained because certain issuances of additional common stock may cause the distribution to be taxable to Lucent under Section 355(e) of the Internal Revenue Code, and under the tax sharing agreement between Lucent and us, we would be required to indemnify Lucent against that tax.

    On May 24, 2001, our shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission. Under the shelf registration statement, we may offer common stock, preferred stock, debt securities or warrants to purchase debt securities, or any combination of these securities, in one or more offerings with a total initial offering price of up to $1.44 billion. We intend to use the proceeds from the sale of the securities for general corporate purposes, including debt repayment and refinancing, capital expenditures and acquisitions.

    Under the shelf registration statement, we have also registered for resale by the Warburg Funds of the preferred stock and warrants described above, and shares of common stock issuable upon conversion or exercise thereof. We will not receive any proceeds from the sale by the Warburg Funds of these securities.

    Our primary future cash needs on a recurring basis will be to fund working capital, capital expenditures and debt service, and we believe that our cash flows from operations will be sufficient to meet these needs. We expect to fund our business restructuring and separation costs through a combination of debt and internally generated funds. If we do not generate sufficient cash from operations, we may need to incur additional debt. We currently anticipate spending approximately $190 million for business restructuring and approximately $43 million for additional expenditures resulting from our continuing establishment as an independent company. Additionally, we anticipate spending approximately $20 million for employee separation costs and approximately
$28 million for additional expenditures resulting from the outsourcing of certain manufacturing facilities. Cash payments of approximately $60 million are also estimated from the anticipated charge in the fourth quarter of fiscal 2001 that will be recorded following our accelerated restructuring program. In order to meet our cash needs, we may from time to time issue additional commercial paper, if the market permits such borrowings, or issue long or short-term debt, if available. We may also refinance all or a portion of the commercial paper program with long-term or other short-term debt instruments.

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

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

    In connection with the acquisition of VPNet Technologies, Inc., a portion of the purchase price was allocated to purchased in-process research and development. As part of the process of analyzing this acquisition, we made a decision to buy technology that had not yet been commercialized rather than develop the technology internally. We based this decision on factors such as the amount of time it would take to bring the technology to market. We also considered VPNet Technologies' resource allocation and its progress on comparable technology, if any. Our management expects to use a similar decision process in the future.

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

    Set forth below are descriptions of the significant acquired in-process research and development projects related to our acquisition of VPNet Technologies.

    On February 6, 2001, we completed the purchase of VPNet Technologies for an aggregate purchase price of $117 million in cash and stock options. VPNet Technologies was a privately held developer of virtual private network solutions and devices. We allocated approximately $31 million to in-process research and development projects, using the income approach described above, to the following projects: low-end technologies for $5 million and high-end technologies for $26 million. These projects under development at the valuation date represent next-generation technologies that are expected to address emerging market demands for low and high-end network data security needs.

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

    VPNet Technologies had spent approximately $3.8 million on these in-process technology projects, and expected to spend approximately $4.4 million to complete all phases of research and development.

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

    Three separate purported class action lawsuits are pending against Lucent, one in state court in West Virginia, one in federal court in the Southern District of New York and another in federal court in the Southern District of California. The case in New York was filed in January 1999, and, after being dismissed, was re-filed in September 2000. The case in West Virginia was filed in April 1999 and the case in California was filed in June 1999. We may be named a party to these actions and have assumed the obligations of Lucent for these cases under the Contribution and Distribution Agreement. All three actions are based upon claims that Lucent sold products that were not Year 2000 compliant, meaning that the products were designed and developed without considering the possible impact of the change in the calendar from December 31, 1999 to January 1, 2000. The complaints allege that the sale of these products violated statutory consumer protection laws and constituted breaches of implied warranties. A class has not been certified in any of the three cases, and to the extent a class is certified in any of the cases, we expect that class to constitute those enterprises that purchased the products in question. The complaints seek, among other remedies, compensatory damages, punitive damages and counsel fees in amounts that have not yet been specified. Although we believe that the outcome of these actions will not adversely affect our financial position, results of operations or cash flows, if these cases are not resolved in a timely manner, they will require expenditure of significant legal costs related to their defense.

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

    The above actions will most likely be consolidated with other purported class actions filed against Lucent on behalf of its shareholders in January 2000. Those January 2000 actions have been consolidated and are pending in the Federal District Court for the District of New Jersey. We understand that Lucent has filed its Answer to the Fourth Consolidated Amended and Supplemental Action Complaint in the consolidated action. The plaintiffs allege that they were injured by reason of certain alleged false and misleading statements made by Lucent in violation of the federal securities laws. The consolidated cases were initially filed on behalf of shareholders of Lucent who bought Lucent common stock between October 26, 1999 and January 6, 2000, but the consolidated complaint was amended to include purported class members who purchased Lucent common stock up to November 21, 2000. A class has not yet been certified in the consolidated actions. The plaintiffs in all these shareholder class actions seek compensatory damages plus interest and attorneys' fees.

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

    In March 2001, a third party filed a complaint in the State Court of Georgia, Fulton County, against Lucent, us and another defendant. The complaint alleges that we (or our predecessor, Lucent) breached certain purported agreements related to the plaintiff's engagement as an agent of ours for a number of years. The complaint alleges breach of contract, breach of implied duty of good faith and fair dealing, quantum meruit, promissory estoppel, unjust enrichment, negligent misrepresentation and negligent supervision. We assumed the obligations of this complaint as it relates to Lucent and us, and are currently engaged in the discovery process. This action is in the early stages of litigation and an outcome cannot be predicted, and as a result, there can be no assurance that this case will not have a material adverse effect on our financial position, results of operations or cash flows.

    In April 2001, a third party licensor made formal demand for alleged royalty payments which it claims we owe as a result of a contract between the licensor and our predecessors, initially entered into in 1995, and renewed in 1997. The contract provides for mediation of disputes followed by binding arbitration if the mediation does not resolve the dispute. The licensor claims that we owe royalty payments for software integrated into certain of our products. It also alleges that we have breached the governing contract by not honoring a right of first refusal related to development of fax software for next generation products. We are currently in mediation with the licensor. This action is in the early stages of mediation and an outcome cannot be predicted, and as a result, there can be no assurance that this case will not have a material adverse effect on our financial position, results of operations or cash flows.

EUROPEAN MONETARY UNIT ("EURO")

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

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 140

    In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). This Standard replaced
SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers representing secured borrowings. In the third quarter of fiscal 2001, we adopted SFAS 140, which has been applied to the transaction disclosed in Note 6 to the consolidated financial statements.

SFAS 141

    In July 2001, the FASB issued Statement No. 141, "Business Combinations" ("SFAS 141") which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As a result, use of the pooling-of-interests method is prohibited for business combinations initiated thereafter. SFAS 141 also establishes criteria for the separate recognition of intangible assets acquired in a business combination. The adoption of this standard is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

SFAS 142

    In July 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. This Standard is effective for our fiscal year beginning
October 1, 2002, although we are permitted to early adopt on October 1, 2001. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of this Statement. We are currently evaluating the impact of SFAS 142 to determine the effect, if any, it may have on our consolidated results of operations, financial position or cash flows.

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

RECORDED TRANSACTIONS

    We use foreign currency forward contracts primarily to manage exchange rate exposures on intercompany loans residing on our foreign subsidiaries' books which are denominated in currencies other than the subsidiary's functional currency. When these loans are translated into the subsidiary's functional currency at the month end exchange rates, the fluctuations in the exchange rates are recognized in earnings as other income or expense. Gains and losses resulting from the impact of currency exchange rate movements on foreign currency forward contracts designated to offset these non-functional currency denominated loans are also recognized in earnings as other income or expense in the period in which the exchange rates change and are generally offset by the foreign currency losses and gains on the loans. For the three and nine months ended June 30, 2001, the net effect of the gains and losses on the change in the fair value of the foreign currency forward contracts and the translation of the non-functional currency denominated loans were not material to our results of operations.

FORECASTED TRANSACTIONS

    We use foreign currency forward and option contracts to offset certain forecasted foreign currency transactions primarily related to the purchase or sale of product expected to occur during the ensuing twelve months. The gains and losses resulting from the impact of currency exchange rate movements on these foreign currency forward and option contracts are recognized as other income or expense in the period in which the exchange rates change. For the three and nine months ended June 30, 2001, these gains and losses were not material to our results of operations.

    Electing to not use hedge accounting under SFAS 133, "Accounting for Derivative Investments and Hedging Activities", could result in a gain or loss from fluctuations in exchange rates related to a derivative contract which is different from the loss or gain recognized from the underlying forecasted transaction. However, we have procedures to manage the risks associated with our derivative instruments which include limiting the duration of the contracts, typically six months or less, and the amount of the underlying exposures that can be economically hedged. Historically, the gains and losses on these transactions have not been significant.

    We may enter into interest rate swap agreements to manage the risk between fixed, floating and variable interest rates and long-term and short-term maturity debt instruments. There were no interest rate swap agreements in effect during the nine months ended June 30, 2001.

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

                                    PART II

ITEM 1. LEGAL PROCEEDINGS.

    See Note 15--"Commitments and Contingencies" to the unaudited interim consolidated financial statements.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits:

EXHIBIT                                                                   PAGE
NUMBER                           DESCRIPTION                             NUMBER
-------                          -----------                            --------
10.25    Letter Amendment No. 1, dated as of August 10, 2001, to the
         Five Year Credit Agreement by and among Avaya Inc.,
         Citibank, N.A., as Agent and the Lenders party thereto.

    (b) Reports on Form 8-K:

    The following Current Report on Form 8-K was filed by us during the fiscal quarter ended June 30, 2001:

1. May 2, 2001--Item 9. Regulation FD Disclosure--Avaya furnished certain information in connection with a presentation to an investor conference by Donald K. Peterson, its President and Chief Executive Officer.

No financial statements were included in this Current Report.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       AVAYA INC.

                                                       By:            /s/ CHARLES D. PEIFER
                                                            -----------------------------------------
                                                                        Charles D. Peiffer
                                                                            CONTROLLER
                                                                  (PRINCIPAL ACCOUNTING OFFICER)

August 14, 2001

                                 EXHIBIT INDEX

EXHIBIT                                                                   PAGE
NUMBER                           DESCRIPTION                             NUMBER
-------                          -----------                            --------
10.25    Letter Amendment No. 1, dated as of August 10, 2001, to the
         Five Year Credit Agreement by and among Avaya Inc.,
         Citibank, N.A., as Agent and the Lenders party thereto.