Form 10-K405
period 2001-09-30
AVAYA INC
filed 2001-12-26
CIK 1116521

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-K

              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001
                                       OR
            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

             TITLE OF EACH CLASS                       EXCHANGE ON WHICH REGISTERED
   Common Stock, par value $0.01 per share                New York Stock Exchange
Series A Junior Participating Preferred Stock             New York Stock Exchange
               Purchase Rights                            New York Stock Exchange
   Liquid Yield Option-TM- Notes due 2021

                SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                            NONE

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    At November 30, 2001, the aggregate market value of the voting common equity held by non-affiliates was approximately $3.3 billion.

    At November 30, 2001, 287,347,940 common shares were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2001 Annual Report to Shareholders..........  Parts I, II and IV

Portions of the Proxy Statement for the 2002 Annual Meeting
  of Shareholders...........................................  Part III

                               TABLE OF CONTENTS

ITEM                                            DESCRIPTION                             PAGE
----                                            -----------                           --------
                                            PART I

          1.            Business....................................................      4

          2.            Properties..................................................     24

          3.            Legal Proceedings...........................................     24

          4.            Submission of Matters to a Vote of Security-Holders.........     25

                                           PART II

          5.            Market for Registrant's Common Equity and Related
                        Stockholder Matters.........................................     26

          6.            Selected Financial Data.....................................     26

          7.            Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................     26

         7A.            Quantitative and Qualitative Disclosures About Market
                        Risk........................................................     26

          8.            Financial Statements and Supplementary Data.................     26

          9.            Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure....................................     26

                                           PART III

         10.            Directors and Executive Officers of the Registrant..........     26

         11.            Executive Compensation......................................     27

         12.            Security Ownership of Certain Beneficial Owners and
                        Management..................................................     27

         13.            Certain Relationships and Related Transactions..............     28

                                           PART IV

         14.            Exhibits, Financial Statement Schedules, and Reports on Form
                        8-K.........................................................     28

    This Annual Report on Form 10-K contains trademarks, service marks and registered marks of Avaya and its subsidiaries and other companies, as indicated. Unless otherwise provided in this Annual Report on Form 10-K, trademarks identified by -Registered Trademark- and -TM- are registered trademarks or trademarks, respectively, of Avaya Inc. or its subsidiaries. All other trademarks are the properties of their respective owners. Liquid Yield Option-TM- Notes is a trademark of Merrill, Lynch & Co., Inc. Microsoft-Registered Trademark- is a registered trademark of Microsoft Corporation. Lotus Notes-Registered Trademark- is a registered trademark of Lotus Development Corporation and/or IBM Corporation.

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

    Avaya Inc. is a leading provider of communications systems and software for enterprises, including businesses, government agencies and other organizations. We offer voice, converged voice and data, customer relationship management, messaging, multi-service networking and structured cabling products and services. Multi-service networking products are those products that support network infrastructures which carry voice, video and data traffic over any of the protocols, or set of procedures, supported by the Internet on local area and wide area data networks. A structured cabling system is a flexible cabling system designed to connect phones, workstations, personal computers, local area networks and other communications devices through a building or across one or more campuses. We are a worldwide leader in sales of messaging and structured cabling systems and a U.S. leader in sales of enterprise voice communications and call center systems. We are not a leader in multi-service networking products and our product portfolio in this area is less complete than the portfolios of some of our competitors. In addition, we are not a leader in sales of certain converged voice and data products, including server-based Internet Protocol telephony systems. We are implementing a strategy focused on these and other advanced communications solutions.

    We support our customers with comprehensive global service offerings, including remote diagnostics testing of our advanced systems, installation of our products, on-site repair and maintenance. We believe our global service organization is an important consideration for customers purchasing our systems and software and is a source of significant revenue for us, primarily from maintenance contracts. We also offer professional services for customer relationship management, converged voice and data networks and unified communications and value-added services for the outsourcing of messaging and other portions of an enterprise's communications system.

    The following are the three core components of our strategy:

    - Revenue growth--increase our revenue growth by focusing our sales and product development efforts on the higher growth segments of our markets;

    - Restructuring--restructure our business to reduce expenses and improve efficiency; and

    - Reinvestment--reinvest in research and development to develop new systems and solutions to augment our current product and solution offerings.

    As part of our strategy to increase revenue growth, we intend to use our leadership positions in enterprise communications systems and software, our broad portfolio of products and services and strategic alliances with other technology and consulting services leaders to offer our broad customer base comprehensive advanced communications solutions. Our advanced communications solutions include converged voice and data networks, customer relationship management solutions, unified communication applications and multi-service networking products. Our strategy to increase revenue growth also includes a focus on increasing international sales through alliances and our network of distributors. In addition, we believe strengthening our network of distributors in the United States and internationally will better serve the needs of our small- and mid-sized customers, resulting in increased revenue growth.

    In connection with our spin-off from Lucent Technologies Inc., or Lucent, in September 2000, we engaged in a comprehensive review of our operations with a view toward improving our profitability and our business performance in the near term. As a result of this review, we adopted a restructuring plan designed to be implemented completely by the end of fiscal 2003. During fiscal 2001, we accelerated the restructuring plan with a goal of completing the implementation of the plan by the end of fiscal 2002. The primary features of our restructuring plan include outsourcing the manufacturing of substantially all of our products, consolidation of our real estate holdings and restructuring of our workforce in order to more effectively address the needs of our business. Some of the highlights of the implementation of our restructuring plan in fiscal 2001 are as follows:

    - we outsourced the manufacture of substantially all of our communications systems and software to Celestica Inc. under a five-year strategic manufacturing agreement;

    - we reduced our real estate holdings since September 30, 2000 by approximately 1.6 million square feet, or 11.3%, primarily as a result of our outsourcing transaction and consolidation of leased properties; and

    - we reduced the size of our workforce from 31,000 employees as of September 30, 2000 to 23,000 employees as of September 30, 2001, primarily as a result of the outsourcing transaction with Celestica and a combination of involuntary and voluntary separations, including an early retirement program targeted at U.S. management employees.

    We increased research and development expenses by 14.5% in fiscal 2001, or, as a percentage of revenue, from 6.1% in fiscal 2000 to 7.9% in fiscal 2001, as part of our initiative to increase research and development spending. As a part of Lucent, we were allocated a portion of Lucent's basic research, which did not necessarily directly benefit our business. Our current and future investments in research and development will have a greater focus on our products.

    We were incorporated under the laws of the State of Delaware under the name "Lucent EN Corp." on February 16, 2000, as a wholly owned subsidiary of Lucent. As of June 27, 2000, our name was changed to "Avaya Inc." On September 30, 2000, Lucent contributed its enterprise networking business to us and distributed all of the outstanding shares of our capital stock to its shareowners. We refer to these transactions respectively in this Annual Report on Form 10-K as the "contribution" and the "distribution." Prior to the contribution and the distribution, we had no material assets or activities as a separate corporate entity. Following the distribution, we became an independent public company, and Lucent has no continuing stock ownership interest in us.

PRODUCT AND SOLUTION OFFERINGS

    We offer a broad array of communications systems, solutions and services that enable enterprises to communicate with their customers, suppliers, partners and employees through voice, Web, electronic mail, facsimile, Web chat sessions and other forms of communication, across an array of devices. These devices include telephones, computers, mobile phones and personal digital assistants. We classify these products and services as Converged Voice and Data Networks, Customer Relationship Management, Unified Communication, Multi-service Networking and Connectivity Solutions. Converged Voice and Data Networks, Customer Relationship Management, Unified Communication and Multi-Service Networking and product installation services comprise our Communications Solutions segment. In addition, our Services segment is comprised of our maintenance, value-added and data services offerings. Please see Note 15 to our Consolidated Financial Statements for the year ended September 30, 2001, which is incorporated by reference from our 2001 Annual Report to Shareholders, for financial information regarding our segments.

    Our broad portfolio of products includes products we have developed internally, products we have obtained through acquisitions, products we resell that are manufactured by third parties and products we have developed through our strategic alliances with other technology leaders. Our products range from systems designed for multinational enterprises with multiple locations worldwide, thousands of employees and advanced communications requirements to systems designed for enterprises with a regional or local presence, a single location, and less extensive communications requirements.

COMMUNICATIONS SOLUTIONS SEGMENT

    CONVERGED VOICE AND DATA NETWORKS. Our Converged Voice and Data Networks solutions include our traditional enterprise voice communications systems and our IP telephony offerings. Internet Protocol, or IP, is a type of protocol, or set of procedures, for the formatting and timing of data transmission between two pieces of equipment. Converged networks generally provide for the integration of voice, data, video and other traffic, including wireless, over a single unified network. Through our converged network offering, we can offer our customers a new server-based IP telephony system, or IP PBX, or we can "IP-enable" their existing voice communications system. We are not a leader in sales of IP PBXs.

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

    Our most advanced enterprise voice communications system is our DEFINITY-Registered Trademark- Enterprise Communications Server, which is offered in a variety of configurations in approximately 90 countries. Our DEFINITY product line is a family of products that provides for a reliable network for voice communication which offers integration with an enterprise's data network. Our DEFINITY servers support a variety of voice and data applications such as call and customer contact centers, messaging and interactive voice response, or IVR, systems. IVR systems allow an individual to access information in the enterprise's computer databases or conduct transactions by voice or using a touch-tone telephone. Our DEFINITY servers support open and standard interfaces for computer telephony integration applications, which are advanced applications that assist in the making, receiving and managing of telephone calls. Our DEFINITY servers facilitate the ongoing transition at many enterprises from private voice telephone systems to advanced systems that integrate voice and data traffic and deploy increasingly sophisticated communications applications.

    Primarily in Europe, Australia and Japan, we offer two other advanced systems, the Avaya INDeX-TM- and Avaya Alchemy-TM- product lines, which are targeted to small- to mid-sized enterprises. These systems are price sensitive offerings and provide a variety of integrated voice and data applications. In addition to our advanced systems, we offer two primary voice communications systems, our Merlin Magix-Registered Trademark- and Partner-Registered Trademark- product lines, targeted at small- and mid-sized enterprises with less extensive to moderately sophisticated communications requirements.

    We offer a family of our most advanced converged telephony solutions under the name Enterprise Class Internet Protocol Solutions, or ECLIPS. Products comprising the ECLIPS family of solutions include the Avaya IP600 Internet Protocol Communication Server, the Avaya-TM- R300 Remote Office Communicator, the Avaya-TM-DEFINITY-Registered Trademark- IP Solutions software, our IP Telephones and IP Softphone. The ECLIPS family of solutions:

    - offers our customers the ability to integrate voice, email and fax communications using the full range of Avaya solutions and applications and industry solutions over their converged voice and data networks;

    - offers a choice of IP enhancement to a customer's traditional private branch exchange, or PBX, giving the customer the choice of upgrading its existing equipment for IP communication or installing an IP PBX on local and wide area networks and using it for voice as well as data communication without sacrificing feature functionality;

    - offers enhancements to the range of economically possible solutions and applications by supporting remote workers with applications such as call centers, networked voice mail, and unified messaging;

    - increases reliability and availability by alternatively routing calls over the public switched telephone network or the customer's IP wide area network based on the availability and the performance of each connection; and

    - supports open standard interfaces, facilitating interoperability among systems from different vendors.

    CUSTOMER RELATIONSHIP MANAGEMENT. Avaya CRM offers products that are essential components of many customer relationship management solutions, including:

    - call and customer contact center systems;

    - customer self-service applications, including the integration of voice communications;

    - Web collaboration;

    - electronic mail response management;

    - Web chat; and

    - workflow and business process automation products.

    Our core customer relationship management, or CRM, product offerings are software and hardware systems and software applications for customer contact centers (including call centers) that are the foundation of many CRM solutions. We use the term contact center to refer to traditional call centers, which primarily manage an enterprise's interactions with customers via the telephone, and to contact centers that allow customers to interact with an enterprise using multiple mediums of communication, including electronic mail, access from a Web site, chat rooms, IVR systems, telephone calls and facsimiles. We are a U.S. leader in sales of call center systems. Our strategy is to leverage this leadership position to market a broader suite of CRM solutions.

    We offer a number of products that can be used either as part of a customer contact center or on a stand-alone basis. Our customer self-service products include IVR systems and Web-based self-service applications. We also offer our workflow and business process automation applications separately from our customer contact center solutions to perform functions such as order processing, billing, document processing and accounts payable integration.

    In April 2001, we enhanced our CRM offering through the acquisition of substantially all the assets of Quintus Corporation. Among the assets acquired was the eContact-TM- multi-vendor, multi-platform comprehensive software suite that unites traditional call center technology with Web-based communications. We also announced at that time that we would be focusing our CRM solutions portfolio in the following areas:

    - Interaction Management--providing solutions for real time customer interactions, self-service options, and outbound contact management with customers;

    - Commitment Management--providing solutions for implementing dynamic, measurable business processes throughout the enterprise, enabling improved customer experience and resource effectiveness; and

    - Business Intelligence--providing customer experience analysis solutions for a variety of media channels, customer transactions and enterprise decision-making.

    Avaya CRM is supported by a professional services team of consultants who are dedicated to assisting enterprises in improving their customer relationship management, technology and execution.

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

    UNIFIED COMMUNICATION. We define Unified Communication as a family of solutions that allow individuals to collaborate and communicate more effectively and to move more quickly in a networked infrastructure. Our Unified Communication solutions include our messaging and unified messaging products, our IP-based personal communications portal and other multimedia collaboration tools. Unified messaging is an advanced messaging solution that delivers the convenience and benefits of combining the storage of more than one type of message, including voice, facsimile and electronic mail.

    We offer a wide variety of voice messaging and unified messaging solutions designed to serve the telephone call answering, voice, facsimile and unified messaging communications needs of enterprises. Unified messaging facilitates access to messages through the most convenient device, including Internet browsers, LAN-based personal computers and wireline or wireless telephones, using text-to-speech technology for telephonic e-mail retrieval. These products are marketed under a number of brands, including our primary brands, Octel-Registered Trademark- Messaging and INTUITY-TM-
AUDIX-Registered Trademark- Messaging. The ease and speed of our voice and facsimile messaging can improve an enterprise's efficiency by allowing messages to be sent instantly to teams, groups or an entire workforce across multiple locations. All of our messaging servers can be networked, over the Internet or public or private voice networks, to provide enterprise-wide voice and facsimile messaging through a single system.

    We are the worldwide leader in sales of voice messaging systems. These systems are configured either as stand-alone servers or as embedded software or hardware in communications servers. Many of our messaging systems are compatible with the voice communications systems of other vendors so that an enterprise may choose our messaging system as the standard for all its locations.

    Our unified messaging capability, which accommodates voice, facsimile and electronic mail messages, is available for our Octel Messaging and INTUITY AUDIX systems and is also provided by our innovative Avaya Unified Messenger-Registered Trademark- system for Microsoft-Registered Trademark-Exchange, developed in cooperation with Microsoft Corporation. The Avaya Unified Messenger system is a unified messaging system software solution that stores voice and facsimile messages directly in a user's Microsoft Exchange electronic mailbox and enables user access to this mailbox by telephone or fax machine or a Microsoft Exchange interface on the user's personal computer. In
September 2001, we announced an agreement with International Business Machines Corporation to develop jointly a unified messaging solution for their Lotus Notes-Registered Trademark- platform. This solution will provide Lotus Notes users with a single user interface and mailbox for both email and voice mail messages. We anticipate this solution will available by the end of fiscal 2002.

    We offer unified communication solutions that use the advantages of the Internet Protocol operating on the Internet, wireless networks and telephone networks. Our suite of unified communication applications enables a personal communications portal for enterprise employees and is intended to work with new applications for scheduling meetings with others, filtering incoming calls, organizing, scheduling and routing incoming calls and messages, scheduling and conducting voice conferencing with others, and conducting advanced multimedia business collaboration and content sharing. Our solutions are intended for use on standard enterprise servers.

    We also provide audio, video and data conferencing systems for enterprises of varying sizes. These products enable customers to conduct multimedia communication sessions with a geographically dispersed workforce or across company boundaries. Through partners and internal development, we offer our customers a broad portfolio of multimedia collaboration solutions backed by the full support capability of our nationwide services organization.

    We provide professional services to ensure successful integration of our Unified Communication products and applications into our customers' specific business environments. Typically, a customer that purchases our communications servers and applications requires assistance with their integration and implementation. Since enterprises are increasingly looking to outsource their integration needs, we believe that our ability to provide these services is an important consideration in selecting our communications applications. In addition to our geographically deployed services employees, we also have alliances with systems integrators that are trained to implement our applications. We provide presales support as well as design and implementation for our messaging systems solutions. These products include the Octel Messaging and INTUITY AUDIX systems. In connection with these systems, we implement messaging-based applications that run on stand-alone servers as well as applications that are embedded software. These solutions include unified messaging, Internet access to voice mail, and enhanced business applications.

    MULTI-SERVICE NETWORKING. We offer a portfolio of products to support multi-service network infrastructures that carry voice, video and data traffic over any of the protocols supported by the Internet on local area, wide area and wireless networks including gigabit Ethernet, which facilitates the integration of the enterprise network, the service provider network and next generation switching systems such as optical networking. We are not a leader in multi-service networking products and our product portfolio in this area is less complete than the portfolios of some of our competitors. We are implementing a strategy focused on these and other advanced communications products. Our Multi-service Networking product offerings include switches, virtual private networks and policy management software.

    Our Avaya Cajun-TM- family of switches supports voice, video and data traffic over a local area network, or LAN. Each switch is designed for interoperability with the hardware of numerous other vendors and is comprised of hardware and software that enable the switch to perform configuration, fault management and traffic prioritization functions. Configuration is the adding, deleting and modifying of connections and supported addresses within a network. Fault management is the detection and correction of network faults. Prioritization is the capability to consider the nature of the requirements of various transmissions to determine the relative order and priority of dealing with several different types of transmissions.

    Our Avaya Cajun family of switches also supports additional advanced applications, such as our switch monitoring, known as SMON, the industry standard network monitoring software for switched network infrastructures, which was developed by Lucent. SMON is an open standard application that allows simultaneous real time monitoring of traffic across multiple switches in a network. As an analytical tool, SMON enables network managers to review global traffic across an entire network as well as individual connectivity between two users.

    Our Avaya WirelessLan products provide the ability to operate both indoors and outdoors, scale from small to large installations, and provide traffic prioritization. These products enable wireless LAN connectivity across facilities such as retail stores, warehouses, schools, universities and hospitals where wiring is costly and difficult to install and clients demand mobility or flexibility.

    We offer wide area network solutions, including virtual private networks, or VPNs, and firewall products for enterprises. A virtual private network allows an enterprise to transport voice, video or data over a public or shared network at a level of security substantially equivalent to the traffic traveling over that enterprise's own private network. This increased level of security is accomplished through encryption and encapsulation of this voice, video or data traffic into a format that is protected from unauthorized access. Our VPN offering was enhanced by our acquisition of VPNet Technologies, Inc. in February 2001. Our wide area network access products are sold to many types of enterprises and are designed to meet varying access needs. Our virtual private network routers are used primarily by enterprises with remote workers and branch or home offices, and by enterprises using Internet wide area network service. In addition, we offer firewall hardware and software that function as a security mechanism to limit the exposure of a network to unauthorized infiltration. The firewall regulates internal and external network resources and filters network content. Our firewall products have been designed to meet the testing standards of the U.S. federal government and allow for a single administrator to manage multiple firewalls for an entire network from a single location.

    We offer automated policy management software called CajunRules-TM-. CajunRules allows network managers to define, manage and enforce policies which establish priorities and levels of security for network traffic, based on parameters such as traffic type, application or user identification. Examples include a policy that gives voice traffic priority over data traffic in a network, a policy which gives finance applications priority at the end of a reporting period, a policy that gives bandwidth priorities to designated users, such as senior management, or policies that restrict access to sensitive applications, such as human resources applications, to only authorized users. Our policy management software products are designed to allow a single administrator to set policies for all users and locations from a central location.

    AVAYA HOSTED SOLUTIONS. Avaya Hosted Solutions offer communications solutions for enterprises that wish to outsource their communications solutions through specialized service providers. By providing hosted and managed customer premises and service provider equipment solutions, Avaya offers an alternative network-based communications solution for enterprises who wish to enhance the effectiveness of their remote operations and increase their focus on core competencies. These are flexible solutions that are available on demand and scalable. Our hosted solutions were introduced in fiscal 2001 and are still in the early stages of development.

    Please see "--Services Segment--Customer Service, Installation and Maintenance" for a description of the installation services we provide for our Communications Solutions products.

CONNECTIVITY SOLUTIONS SEGMENT

    We market our SYSTIMAX-Registered Trademark- SCS product line of structured cabling systems primarily to enterprises of various sizes for wiring phones, workstations, personal computers, local area networks and other communications devices through their buildings or across their campuses and our ExchangeMAX-Registered Trademark- product line primarily to central offices of service providers, such as telephone companies or Internet service providers. We also offer electronic cabinets to enclose an enterprise's electronic devices and equipment.

    SYSTIMAX STRUCTURED CABLING SYSTEMS. We are the worldwide leader in sales of structured cabling systems to enterprises. We primarily market these products under the brand name SYSTIMAX. Our SYSTIMAX cabling systems provide high-speed multifunctional local area network interconnections within a single building or a campus through an infrastructure of copper or fiber cabling and associated connecting apparatus. The SYSTIMAX copper and fiber apparatus portfolio includes a broad line of distribution boxes, interconnects, shelves, racks, connectors and outlets necessary to connect and manage large building infrastructure networks.

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

SERVICES SEGMENT

    CUSTOMER SERVICE, INSTALLATION AND MAINTENANCE. We have customer service, installation and maintenance organizations in the United States and internationally. Our service organization is designed to provide a comprehensive set of services in support of direct sales and indirect sales through distributors. The purchase prices of our products typically include installation costs, which are included in the Communications Solutions segment. Most of our products, other than our Connectivity Solutions products, have a one-year warranty. For additional service, our customers can elect to enter into maintenance contracts with us or, if they do not choose to enter into such contracts, may have us provide service for them on a time and materials basis.

    Our U.S. service organization is comprised of our Field Services Organization, our National Customer Care Centers and our Technical Services Organization. Some of these employees are now working on an on-call basis as described under "Employees." Installation and repair of our products are performed primarily by our Field Services Organization. Account support in the United States is conducted primarily through our National Customer Care Centers. Our Technical Services and Field Services Organizations provide technical support and maintenance under contracts for our voice communications products.

    Our international service organization is comprised of our Field Services Organizations, a Global Support Organization and a Customer Support Center which collectively provide installation, maintenance and customer service support. We have our own Field Services Organizations in 21 countries. Our Field Services Organizations currently provide installation, on-site and remote maintenance, and some training for our voice and data products. These organizations primarily support customers that have purchased from us directly. In those countries in which we have no direct services presence, customers of our products rely on local distributors that have been trained and certified by us. Our Field Services Organizations supplement their engineer and technician resource requirements via the use of sub-contractors on an as needed basis for responsive service levels and broad geographic coverage. Similar to our U.S. Technical Services Organization, our Global Support Organization is a network of support centers that provide remote technical and engineering support to the Field Services Organizations, distributors and resellers and select multi-national customers with multi-national maintenance agreements.

    We have established international Customer Care Centers in our Europe, Middle East, Asia Pacific and Africa regions. The level of customer service provided at our Customer Care Centers includes servicing requests received via telephone, facsimile and electronic mail, receipt of product orders, order fulfillment and tracking, contract management and administration, contract entitlement verification, invoicing, billing and collection.

    VALUE-ADDED SERVICES. Our value-added services are outsourcing services we provide to both enterprises and to communications service providers, such as local exchange carriers, or telephone companies, or Internet service providers, worldwide to operate and maintain a portion of their communications systems.

    Our enterprise customers that use our value-added services are generally large and mid-sized businesses. For enterprise customers, we provide outsourcing of messaging systems, portions of voice communications systems and contact centers. We offer these customers a full range of maintenance, management and support services. We provide either managed services where the customer owns the communications system or outsourcing services where we both manage and own the communications system. Our services include fault management, including maintenance and help desk support; remote provisioning and administration, such as establishment of voice mail boxes; remote monitoring; and recording, reporting and billing. For service providers, we primarily outsource the operation of their messaging systems. We outsource messaging systems for established service providers, emerging service providers and other competitive local exchange carriers. Currently, we derive the majority of our revenue in value-added services from customers in the U.S.

    We contract with our clients to provide these services, in varying levels, under agreements that require us to meet service level requirements that vary from agreement to agreement. Fee arrangements vary by contract, but are generally made on a per unit or per subscriber basis. These agreements typically have terms ranging from five to seven years with varying termination provisions.

    DATA SERVICES. Our data services solutions include implementation, installation, maintenance and management of an enterprise's data network. From our network management center we can remotely manage and monitor an enterprise's network to limit network downtime and maximize network efficiency. Our staff is certified to maintain products from a wide variety of industry vendors, allowing us to extend our expertise beyond Avaya products to offer a complete solution. Similar to our value-added services, these services also include monitoring and fault management, configuration management, and performance management. If a problem cannot be resolved remotely, we dispatch a field service technician to the customer site for on-site resolution.

    In addition, in fiscal 2001 we established, and are continuing to build the capabilities of, our professional services team for Converged Voice & Data Networks, which will offer a focused portfolio of consulting and engineering offers addressing the planning and design phases of a converged network life cycle. These services are designed to facilitate the integration of an enterprise's existing network with new converged voice and data systems that enable the rapid deployment of IP-based communications applications. We have begun to offer these services only recently and the revenues generated from these services represent only a small portion of the revenues from our Services segment.

CUSTOMERS, SALES AND DISTRIBUTION

CUSTOMERS

    Our customers include a broad set of enterprises ranging from large, multinational enterprises to small-and mid-sized enterprises to governments and schools. They include both established enterprises and start-up ventures, as well as service providers, including application service providers and Internet service providers. We have thousands of customers, and no single end user customer represented more than 10% of our revenue for fiscal 2001 although sales to our largest distributor were approximately 10% of revenue for fiscal 2001.

SALES AND DISTRIBUTION

    In fiscal 2001, we derived 75.9%, or approximately $5.2 billion, of our total revenue from sales in the U.S. and 24.1%, or approximately $1.6 billion, from international sales. Our products other than our SYSTIMAX structured cabling systems are sold both directly and through our worldwide network of distributors. Our SYSTIMAX structured cabling systems are sold only indirectly through a worldwide network of distributors. Our ExchangeMAX structured cabling systems are sold to service providers and our value-added messaging services are sold to service providers and enterprises worldwide.

    DIRECT SALES. Our worldwide direct sales organization markets and sells our voice, data, messaging and customer relationship management products and services, as well as our value-added services. Within the U.S., the majority of our large, end-user customers are served directly through direct sales account managers. Outside the U.S., we conduct direct sales focused on large enterprises in major areas, including Western Europe, South America, Mexico, Australia, Central America and Russia with other customers and geographic areas served by our network of distributors.

    INDIRECT SALES. We sell our products indirectly through our global network of approximately 4,000 distributors, dealers, value-added resellers, and system integrators. Our relationships with distributors, dealers value-added resellers and systems integrators for our voice and data products and our structural cabling systems are generally not exclusive. We typically enter into agreements with our distributors, dealers and value-added resellers that generally set forth sales quotas and service levels, with terms of one to two years and rights to terminate by either party upon 120 days notice. Specific terms vary from agreement to agreement. We are in the process of developing formal global alliance agreements with our systems integrator partners. We intend that these agreements will be structured as joint-development, joint-marketing and/or joint-sales-and-delivery agreements. We expect these agreements will vary by alliance.

RESEARCH AND DEVELOPMENT

    We invested an amount equal to approximately 8% of our total revenue in fiscal 2001 in research and development. These investments represent a significant increase over our investments in research and development for the fiscal years prior to the distribution, which was approximately 6% of total revenue. As a part of Lucent, we were allocated a portion of Lucent's basic research, which did not necessarily directly benefit our business. Our current and future investments in research and development will have a greater focus on our products.

    Our research and development organization consists of over 3,100 research and development professionals, most of whom were formerly part of Lucent's Bell Laboratories, one of the world's leading research and development institutions. In addition, in October 2000 we formed Avaya Labs, a world-class basic research organization of 100 professionals focused on technologies that will result in innovative products and services.

    We plan on using our substantial investment in research and development to develop new systems and software related to business communications applications, customer relationship management innovations, messaging solutions, personalized information portals, business infrastructure and architectures, Web centers, hosted solutions, data networks and services for Avaya's customers. These new systems and software will augment our current product offerings so that, together with our strategic alliances and services, we can offer our customers comprehensive advanced communications solutions. Avaya Labs will continue to seek opportunities to work with technology leaders from other companies and educational and research institutions to develop uniform technological standards as the building blocks for future communications and related enterprise systems.

MANUFACTURING AND SUPPLIES

    In fiscal 2001, we outsourced substantially all of our manufacturing, including assembly and testing, other than the manufacturing of our Connectivity Solutions product offerings, to Celestica. Currently, approximately 1,900 employees are engaged in the manufacturing of our Connectivity Solutions product offerings in five facilities located in China, the United States, Australia, Venezuela and Ireland.

    The successful implementation of our manufacturing initiative will depend on the willingness and ability of contract manufacturers to produce our products. We may experience significant disruption to our operations by outsourcing so much of our manufacturing. If our contract manufacturers terminate their relationships with us or are unable to fill our orders on a timely basis, we may be unable to deliver our products to meet our customers' orders, which could delay or decrease our revenue or otherwise have an adverse effect on our operations.

COMPETITION

    The market for communications systems and software is quickly evolving, highly competitive and subject to rapid technological change. Because we offer a wide range of systems and software for several types of enterprises, we have a broad range of competitors. Many of our competitors are substantially larger than we are and have significantly greater financial, sales, marketing, distribution, technical, manufacturing and other resources. Competition for one or more of our communications systems and software, other than our structured cabling systems, includes products manufactured or marketed by a number of large communications equipment suppliers, including Nortel Networks Corporation, Cisco Systems, Inc., Siemens Aktiengesellschaft, Alcatel S.A. and LM EricssonAB, as well as by a number of other companies, some of which focus on particular segments of the market such as customer relationship management. Some of our other competitors include Aspect Communication Corporation, Active Voice, Inc. and NEC Corporation. Our structured cabling systems' primary competitors are ADC Telecommunications, Inc., Telect Corporation, Siecor Corporation, Marconi plc, Nordx/CDT, Commscope, Inc. and Belden Inc. Our value-added services compete with Cisco Systems, Inc., NextiraOne, LLC, Norstan, Inc., Nortel Networks Corporation, Siemens Aktengesellschaft, Ericsson, Ameritech Corporation and Verizon Communications Inc. We expect to face increasing competitive pressures from both current and future competitors in the markets we serve.

    Our competitive position varies depending on the segment of our market. We are a leader worldwide in messaging and structured cabling systems and the U.S. leader in call center and enterprise communications systems. With respect to multi-service networking products, we are relatively new and our product portfolio is less complete than that of many of our competitors. Our professional services and value-added service groups primarily serve customers that purchase our systems and software and are relatively small as compared to our competitors.

    Technological developments and consolidation within the communications industry result in frequent changes to our group of competitors. The principal competitive factors applicable to our products and solutions include:

    - product features and reliability;

    - customer service and technical support;

    - relationships with distributors, value-added resellers and systems integrators;

    - an installed base of similar or related products;

    - relationships with buyers and decision makers;

    - price;

    - brand recognition;

    - the ability to integrate various products into a customer's existing network; and

    - the ability to be among the first to introduce new products.

PATENTS, TRADEMARKS AND OTHER INTELLECTUAL PROPERTY

    In connection with the contribution and the distribution, Lucent assigned to us its rights to a number of patents, trademarks, copyrights, trade secrets and other intellectual property directly related to and important to our business. In addition, Lucent and its subsidiaries have also granted rights and licenses to those of their patents, trademarks, copyrights, trade secrets and other intellectual property that enable us to manufacture, market and sell all our products. Further, Lucent has conveyed to us numerous sublicenses under patents of third parties.

    We currently hold more than 1,600 U.S. patents and patent applications as a result of patents and patent applications assigned to us by Lucent in connection with the contribution and the distribution, together with patents and patent applications we have filed or have obtained through acquisitions. In addition, we hold corresponding foreign patents and patent applications, as well as numerous trademarks, both in the United States and in foreign countries. There are no time restrictions applicable to the patents assigned to us by Lucent. We have entered into a cross license with Lucent in connection with these patents.

    Avaya's intellectual property policy is to protect our products and processes by asserting our intellectual property rights where appropriate and prudent. We will also obtain patents, copyrights, and other intellectual property rights used in connection with our business when practicable and appropriate.

EMPLOYEES

    As of September 30, 2001, we employed approximately 23,000 full-time employees, of which approximately 15,000 are management and non-union-represented employees and approximately 8,000 are U.S. union-represented employees covered by collective bargaining agreements. On
May 31, 1998, Lucent entered into collective bargaining agreements with the Communications Workers of America and the International Brotherhood of Electrical Workers. In connection with the distribution, we assumed the obligations under the agreements with respect to our union-represented employees. The agreements are effective until May 31, 2003 unless the parties reach a mutual agreement to amend their terms. We believe that we generally have a good relationship with our employees and the unions that represent them.

    In October 2000, we entered into an agreement with the unions representing our U.S. Services employees to offer eligible employees the ability to retire from Lucent as of September 30, 2000 and continue working as on-call support service technicians at Avaya. The agreement was intended to give us the flexibility to match our workforce needs with our customers' cyclical service demands for the design, installation and maintenance of their communications systems. This agreement is effective until May 31, 2003.

BACKLOG

    Our backlog, which represents the aggregate of the sales price of orders received from customers, but not yet recognized as revenue, was approximately $320 million and $495 million on September 30, 2001 and September 30, 2000, respectively. The majority of these orders are fulfilled within two months. However, all orders are subject to possible rescheduling by customers. Although we believe that the orders included in the backlog are firm, some orders may be cancelled by the customer without penalty, and we may elect to permit cancellation of orders without penalty where management believes it is in our best interests to do so.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

    We are subject to a wide range of governmental requirements relating to employee safety and health and to the handling and emission into the environment of various substances used in our operations. We are subject to certain provisions of environmental laws, particularly in the U.S., governing the cleanup of soil and groundwater contamination. Such provisions impose liability for the costs of investigating and remediating releases of hazardous materials at our currently or formerly owned or operated sites. In certain circumstances, this liability may also include the cost of cleaning up historical contamination, whether or not caused by us. We are currently conducting investigation and/or cleanup of known contamination at approximately five of our facilities either voluntarily or pursuant to government directives.

    It is often difficult to estimate the future impact of environmental matters, including potential liabilities. We have established financial reserves to cover environmental liabilities where they are probable and reasonably estimable. Reserves for estimated losses from environmental matters are, depending on the site, based primarily upon internal or third-party environmental studies and the extent of contamination and the type of required cleanup. Although we believe that our reserves are adequate to cover known environmental liabilities, we cannot assure you that the actual amount of environmental liabilities will not exceed the amount of reserves for such matters or will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

RELATIONSHIP BETWEEN LUCENT AND OUR COMPANY AFTER THE CONTRIBUTION AND THE
  DISTRIBUTION

    In connection with the contribution and the distribution, we entered into a Contribution and Distribution Agreement and a number of ancillary agreements with Lucent for the purpose of accomplishing the contribution and the distribution. These agreements govern the relationship between Lucent and us subsequent to the contribution and the distribution and provide for the allocation of employee benefit, tax and other liabilities and obligations attributable to periods prior to the distribution.

    In addition, the current Federal Tax Allocation Agreement and the current State and Local Income Tax Allocation Agreement by and among Lucent and its subsidiaries governing the allocation of income taxes among Lucent and its subsidiaries continue to apply to us for taxable periods prior to and including the distribution. The material agreements related to the contribution and the distribution are incorporated by reference as exhibits to this Annual Report on Form 10-K and the summaries of any such agreements set forth below are qualified in their entirety by reference to the full text of such agreements.

CONTRIBUTION AND DISTRIBUTION AGREEMENT

    The Contribution and Distribution Agreement sets forth the agreements between us and Lucent with respect to the principal corporate transactions required to effect the contribution and the distribution, and other agreements governing the relationship between Lucent and us.

    THE CONTRIBUTION AND THE DISTRIBUTION. To effect the contribution, Lucent transferred, or agreed to transfer, or to cause its subsidiaries to transfer, the assets of its enterprise networking businesses. In general, we assumed, or agreed to assume, and perform and fulfill all of the liabilities of the contributed businesses in accordance with their respective terms. Pursuant to the Contribution and Distribution Agreement, the contribution and the distribution were effected as of 11:59 p.m. on September 30, 2000.

    We have resolved all of the contribution and distribution issues with Lucent related to the settlement of certain employee obligations and the transfer of certain assets. Accordingly, we recorded a $42 million net reduction to additional paid-in capital in fiscal 2001. Following the distribution, we identified approximately $15 million recorded in our Consolidated Balance Sheets that was primarily related to certain accounts receivable balances due from Lucent and certain fixed assets which we have agreed will remain with Lucent. Also in connection with the distribution, we had recorded estimates in our Consolidated Balance Sheets at September 30, 2000 in prepaid benefit costs and benefit obligations of various existing Lucent benefit plans related to employees for whom we assumed responsibility. Following an actuarial review, we received a valuation, agreed upon by us and Lucent, that provides for a reduction of approximately $44 million in prepaid benefit costs and $17 million in pension and postretirement benefit obligations. We recorded the net effect of these adjustments as a reduction to additional paid-in capital in fiscal 2001 because the transactions relate to the original capital contribution from Lucent.

    RELEASES AND INDEMNIFICATION. The Contribution and Distribution Agreement provides for a full and complete release and discharge of all liabilities existing or arising from all acts and events occurring or failing to occur or alleged to have occurred or to have failed to occur and all conditions existing or alleged to have existed on or before the date of the agreement, between or among us or any of our subsidiaries or affiliates, on the one hand, and Lucent or any of its subsidiaries or affiliates other than us, on the other hand, except as expressly set forth in the agreement.

    We have agreed to indemnify, hold harmless and defend Lucent, each of its affiliates and each of their respective directors, officers and employees, from and against certain liabilities relating to, arising out of or resulting from the contributed businesses, liabilities or contracts, or any material breach by us of the agreement or any of the ancillary agreements. Lucent has agreed to indemnify, hold harmless and defend us, each of our affiliates and each of our respective directors, officers and employees from and against all liabilities related to Lucent's businesses other than the contributed businesses and any material breach by Lucent of the agreement or any of the ancillary agreements. Also, Lucent has indemnified us and our affiliates, subject to limited exceptions, against any claims of patent, copyright or trademark infringement or trade secret misappropriation with respect to any product, software or other material provided by or ordered from Lucent's retained businesses prior to the distribution.

    CONTINGENT LIABILITIES AND CONTINGENT GAINS. The Contribution and Distribution Agreement provides for indemnification by us and Lucent with respect to contingent liabilities primarily relating to our respective businesses or otherwise assigned to each of us, subject to the sharing provisions described below. In the event the aggregate value of all amounts paid by us or Lucent, in each case, together with any affiliates in respect of any single contingent liability or any set or group of related contingent liabilities is in excess of $50 million, we and Lucent will share portions in excess of the threshold amount based on agreed upon percentages.

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

    - some specifically identified liabilities, including liabilities relating to terminated, divested or discontinued businesses or operations; and

    - shared contingent liabilities within the meaning of the 1996 separation and distribution agreement among Lucent, AT&T Corp. and NCR Corporation.

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

    Please see "Legal Proceedings" for a description of certain matters involving Lucent for which have assumed responsibility under the Contribution and Distribution Agreement.

    RESTRICTIONS ON BUSINESS TRANSACTIONS. Subject to Lucent's ability to terminate some of the rights, including important intellectual property rights granted to us and our affiliates under the ancillary agreements, the Contribution and Distribution Agreement provides that none of Lucent, us, or our respective subsidiaries or affiliates will have any duty to refrain from engaging in similar activities or lines of business, or from doing business with any potential or actual supplier or customer of any other person.

    PROVISIONS RELATING TO THIRD-PARTY INTELLECTUAL PROPERTY LICENSE AGREEMENTS. The Contribution and Distribution Agreement provides, generally, for the grant by Lucent to us of a sublicense under numerous third-party intellectual property license agreements. The Patent and Technology License agreement provides similar grants to us from Lucent's subsidiary, Lucent Technologies GRL Corporation, with respect to third party patent license agreements executed by that subsidiary.

    CHANGE OF CONTROL. In the event that, at any time prior to the third anniversary of the distribution, there is a change of control of us as defined in the Contribution and Distribution Agreement, then Lucent could terminate or cause us to reconvey some of the rights, including important intellectual property rights granted to us under the Intellectual Property Agreements.

COMMERCIAL AGREEMENTS

    We and Lucent entered into a Global Purchase and Service Agreement, a General Sales Agreement, a Microelectronics Product Purchase Agreement, two Reseller Agreements, a Master Subcontracting Agreement, a Master Services Agreement and an Original Equipment Manufacturing and Value Added Reseller Agreement. The pricing terms for the products and services covered by the Global Purchase and Service Agreement and all other ancillary commercial agreements reflected current market prices at the time of the transaction. Each of these agreements commenced October 1, 2000 and has a three-year term, subject to extension.

    Under the Global Purchase and Service Agreement we will provide to Lucent communications and other related products for Lucent's internal operational use. These products include some of our enterprise voice communications products and our multi-service networking products. Under the agreement, we will also provide warranty and post-warranty maintenance support services for products that are already installed in Lucent's offices as well as for new products installed thereafter. The General Sales Agreement and the Microelectronics Product Purchase Agreement govern transactions pursuant to which Lucent will provide goods and services that are part of the businesses not transferred to us.

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

TAX SHARING AGREEMENT

    We and Lucent entered into a Tax Sharing Agreement that governs Lucent's and our respective rights, responsibilities and obligations after the distribution with respect to taxes for the periods ending on or before the distribution. Generally, pre-distribution taxes that are clearly attributable to the business of one party will be borne solely by that party, and other pre-distribution taxes will be shared by the parties based on a formula set forth in the Tax Sharing Agreement. In addition, the Tax Sharing Agreement addresses the allocation of liability for taxes that are incurred as a result of restructuring activities undertaken to implement the distribution. If the distribution fails to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code because of an acquisition of our stock or assets, or some other actions of ours, then we will be solely liable for any resulting corporate taxes.

FORWARD LOOKING STATEMENTS

    (Cautionary Statements Under the Private Securities Litigation Reform Act of
1995)

    Our disclosure and analysis in this report and in our 2001 Annual Report to Shareholders contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

    Any or all of our forward-looking statements in this report, in the 2001 Annual Report to Shareholders and in any other public statements we make MAY TURN OUT TO BE WRONG. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

    Except as may be required under the federal securities laws, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q and Form 8-K reports filed with the Securities and Exchange Commission. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

    The risks and uncertainties referred to above include, but are not limited to, price and product competition, rapid technological development, dependence on new product development, the mix of our products and services, customer demand for our products and services, the ability to successfully integrate acquired companies, control of costs and expenses, the ability to form and implement alliances, the ability to implement in a timely manner our restructuring plan, the economic, political and other risks associated with international sales and operations, U.S. and foreign government regulation, general industry and market conditions and growth rates and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. In addition, set forth below is a more detailed discussion of the risks and uncertainties we face.

OUR PRODUCT REVENUE HAS BEEN DECLINING, AND IF WE DO NOT SUCCESSFULLY IMPLEMENT OUR STRATEGY TO EXPAND OUR SALES IN MARKET SEGMENTS WITH HIGHER GROWTH RATES, OUR REVENUE MAY CONTINUE TO DECLINE AND WE MAY NOT BE PROFITABLE.

    We have been experiencing declines in revenue from our traditional business, enterprise voice communications products. We expect, based on various industry reports, the growth rate of the market segments for these traditional products to be extremely low. We are implementing a strategy to capitalize on the higher growth opportunities in certain market segments, such as advanced communications solutions, which includes converged voice and data products. The success of this strategy, however, is subject to many risks, including risks that:

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

    Our traditional business and our advanced communications solutions are a part of our Communications Solutions segment. If we are unsuccessful in implementing our strategy, the contribution to our results from Communications Solutions may decline, reducing our overall profitability and requiring a greater need for capital resources.

WE ARE SIGNIFICANTLY CHANGING THE FOCUS OF OUR COMPANY IN ORDER TO CONCENTRATE ON THE DEVELOPMENT AND MARKETING OF ADVANCED COMMUNICATIONS SOLUTIONS, INCLUDING CONVERGED VOICE AND DATA PRODUCTS, AND THE UNCERTAINTY SURROUNDING THIS NEW MARKET OPPORTUNITY MAY RESULT IN A DECREASE IN OUR REVENUE AND PROFITABILITY.

    We are making a significant change in the direction and strategy of our company to focus on the development and sales of advanced communications solutions, including products that facilitate the convergence of voice and data networks.

    This change in direction may involve substantial increased costs and may not be implemented successfully. If we are not successful, our revenue and profitability may decline. However, even if we are successful in making these changes, our revenue may still decrease if the market opportunity for advanced communications solutions, including converged voice and data products, does not develop in the ways we anticipate.

WE PLAN TO EXPAND OUR INTERNATIONAL SALES, WHICH WILL SUBJECT US TO ADDITIONAL BUSINESS RISKS AND MAY CAUSE OUR PROFITABILITY TO DECLINE DUE TO INCREASED COSTS.

    We intend to continue to pursue growth opportunities internationally. In many countries outside the U.S., long-standing relationships between our potential customers and their local providers and protective regulations, including local content requirements and type approvals, create barriers to entry. In addition, pursuit of such international growth opportunities may require significant investments for an extended period before returns on such investments, if any, are realized. For example, to execute our strategy to expand internationally we are incurring additional costs to enter into strategic alliances focused on international sales and expanding our presence in high growth countries. International operations are subject to a number of other risks and potential costs, including unexpected changes in regulatory requirements, inadequate protection of intellectual property in foreign countries, adverse tax consequences and political and economic stability.

    We may not be able to overcome some of these barriers and may incur significant costs in addressing others.

THE RECENT TERRORIST ATTACKS ON THE UNITED STATES COULD NEGATIVELY AFFECT OUR BUSINESS PROSPECTS.

    Although the September 11, 2001 terrorist attacks against the United States and the national and global response to these terrorist attacks have not had a direct material effect on our business, the attacks and related response may continue to create widespread business uncertainty and adversely affect the global economy, which may continue to result in delays in purchasing decisions and/or may adversely affect our business generally.

IF WE SUCCESSFULLY IMPLEMENT OUR MANUFACTURING INITIATIVE, WE WILL DEPEND ON CONTRACT MANUFACTURERS TO PRODUCE MOST OF OUR PRODUCTS AND IF THESE MANUFACTURERS ARE UNABLE TO FILL OUR ORDERS ON A TIMELY AND RELIABLE BASIS, WE WILL LIKELY BE UNABLE TO DELIVER OUR PRODUCTS TO MEET CUSTOMER ORDERS OR SATISFY THEIR REQUIREMENTS.

    We have entered into an agreement to outsource substantially all of our manufacturing other than manufacturing of structured cabling systems. The first phase of this transaction closed on May 4, 2001, with the remaining phases expected to be completed by the end of the first quarter of fiscal 2002. The successful implementation of our manufacturing initiative will depend on the willingness and ability of contract manufacturers to produce our products. We may experience significant disruption to our operations by outsourcing so much of our manufacturing. If our contract manufacturers terminate their relationships with us or are unable to fill our orders on a timely basis, we may be unable to deliver our products to meet our customers' orders, which could delay or decrease our revenue or otherwise have an adverse effect on our operations.

WE MAY NOT BE ABLE TO HIRE AND RETAIN HIGHLY SKILLED EMPLOYEES, WHICH COULD AFFECT OUR ABILITY TO COMPETE EFFECTIVELY AND MAY CAUSE OUR REVENUE AND PROFITABILITY TO DECLINE.

    We depend on highly skilled technical personnel to research and develop, market and service new products. To succeed, we must hire and retain employees who are highly skilled in the rapidly changing communications and Internet technologies.

    Individuals who have the skills and can perform the services we need to provide our products and services are scarce. Because the competition for qualified employees in our industry is intense, hiring and retaining employees with the skills we need is both time-consuming and expensive. We might not be able to hire enough of them or retain the employees we do hire. Our inability to hire and retain the individuals we seek could hinder our ability to sell our existing products, systems, software or services or to develop new products, systems, software or services. If we do not improve our hiring in these areas, we will not be able to successfully implement many of our strategies and our revenue and profitability may decline.

THE TERMINATION OF STRATEGIC ALLIANCES OR THE FAILURE TO FORM ADDITIONAL STRATEGIC ALLIANCES COULD LIMIT OUR ACCESS TO CUSTOMERS AND HARM OUR REPUTATION WITH INVESTORS.

    Our strategic alliances are important to our success because they are necessary in order for us to offer comprehensive advanced communications solutions, reach a broader customer base and strengthen brand awareness. We may not be successful in creating new strategic alliances on acceptable terms or at all. In addition, most of our current strategic alliances can be terminated under various circumstances, some of which may be beyond our control. Further, our alliances are generally non-exclusive, which means our partners may develop alliances with some of our competitors. We may become more reliant on strategic alliances in the future, which would increase the risk to our business of losing these alliances. Because we have announced publicly our strategy to form alliances, as well as announced the alliances we have entered into, early termination of our alliances may harm our reputation with our customers and cause our revenue to decline to the extent we are unable to deliver new products or our customer base is reduced.

IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY RIGHTS, OUR BUSINESS AND FUTURE PROSPECTS MAY BE HARMED.

    Although we attempt to protect our intellectual property through patents, trademarks, trade secrets, copyrights, confidentiality and nondisclosure agreements and other measures, intellectual property is difficult to evaluate and these measures may not provide adequate protection for our proprietary rights. Patent filings by third parties, whether made before or after the date of our filings, could render our intellectual property less valuable. Competitors may misappropriate our intellectual property, disputes as to ownership of intellectual property may arise and our intellectual property may otherwise become known or independently developed by competitors. The failure to protect our intellectual property could seriously harm our business and future prospects because we believe that developing new products and technology that are unique to us is critical to our success. If we do not obtain sufficient international protection for our intellectual property, our competitiveness in international markets could be significantly impaired, which would limit our growth and future revenue.

WE MAY BE SUBJECT TO LITIGATION AND INFRINGEMENT CLAIMS, WHICH COULD CAUSE US TO INCUR SIGNIFICANT EXPENSES OR PREVENT US FROM SELLING OUR PRODUCTS OR SERVICES.

    We cannot assure you that others will not claim that our proprietary or licensed products, systems and software are infringing their intellectual property rights or that we do not in fact infringe those intellectual property rights. We may be unaware of intellectual property rights of others that may cover some of our technology. If someone claimed that our proprietary or licensed systems or software infringed their intellectual property rights, any resulting litigation could be costly and time consuming and could divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement also might require us to enter into costly royalty or license agreements. However, we may be unable to obtain royalty or license agreements on terms acceptable to us or at all. We also may be subject to significant damages or an injunction against use of our proprietary or licensed systems. A successful claim of patent or other intellectual property infringement against us could materially adversely affect our business and profitability.

    We have historically indemnified our customers for some of the costs and damages of patent infringement in circumstances where our product is the factor creating the customer's infringement exposure, although we generally exclude coverage where infringement arises out of the combination of our products with products of others. This policy could have a material adverse effect on our business and our profitability.

IF WE DO NOT SUCCESSFULLY IMPLEMENT OUR RESTRUCTURING PLAN, WE MAY EXPERIENCE DISRUPTIONS IN OUR OPERATIONS AND INCUR HIGHER ONGOING COSTS, WHICH MAY CAUSE OUR PROFITABILITY TO DECLINE.

    We are in the process of implementing a restructuring plan on an accelerated basis as described under "--Overview." If we are unsuccessful in implementing this plan, we may experience disruptions in our operations and incur higher ongoing costs, which may cause our profitability to decline. In addition, the implementation of the restructuring plan and its acceleration may also disrupt our operations and cause our profitability to decline.

WE MAY ACQUIRE OTHER BUSINESSES OR FORM JOINT VENTURES THAT COULD NEGATIVELY AFFECT OUR PROFITABILITY.

    The pursuit of additional technology, services or distribution channels through acquisitions or joint ventures is an aspect of our business strategy. We may not identify or complete these transactions in a timely manner, on a cost effective basis or at all. Even if we do identify and complete these transactions, we may not be able to successfully integrate such technology, services or distribution channels into our existing operations and we may not realize the benefits of such acquisition or joint venture. In addition, if we were to make any acquisitions, we could incur debt, which could involve restrictive covenants, or we could assume unknown or contingent liabilities.

WE MAY NOT HAVE FINANCING FOR FUTURE STRATEGIC ACQUISITIONS AND INVESTMENTS AND ANY FINANCING WE DO RECEIVE MAY INCREASE OUR DEBT. IN ADDITION, WE ASSUMED A SIGNIFICANT AMOUNT OF DEBT IN CONNECTION WITH THE

DISTRIBUTION AND WE MAY SUBSTANTIALLY INCREASE OUR DEBT IN THE FUTURE, WHICH COULD SUBJECT US TO VARIOUS RESTRICTIONS AND HIGHER INTEREST COSTS, AND DECREASE OUR PROFITABILITY.

    We may need to incur additional debt in order to make any strategic acquisition or investment. Such financing may not be available to us on acceptable terms or at all. Our ability to make payments on and to refinance our indebtedness, including indebtedness outstanding under our commercial paper program, our Liquid Yield Option Notes due 2021, or LYONs, and future indebtedness, and to fund working capital, capital expenditures and strategic acquisitions and investments will depend on our ability to generate cash in the future. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to issue equity to fund acquisitions or investments is constrained because our issuance of additional stock may cause Lucent's distribution of our stock to its shareowners to be taxable to Lucent under Section 355(e) of the Internal Revenue Code.

    In addition, at the distribution date, we assumed $780 million of debt under a commercial paper program. We also have two unsecured revolving credit facilities with third-party financial institutions, a 364-day credit facility and a five-year credit facility, that enable us to borrow up to $1.25 billion in the aggregate. We are able to borrow funds under these facilities for general corporate purposes, to backstop commercial paper and for acquisitions. In addition, we recently issued approximately $944 million aggregate principal amount at maturity of LYONs.

    We may substantially increase our debt in the future. We may from time to time issue additional commercial paper under our commercial paper program, if the market permits such borrowings, make borrowings under our revolving credit facilities or issue other long or short-term debt, if available. Our credit facilities and the indenture governing the LYONs impose, and future indebtedness may impose, various restrictions and covenants on us, which could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. We also may incur higher than expected interest expense in servicing our debt, which would decrease our profitability.

OUR INDUSTRY IS HIGHLY COMPETITIVE AND IF WE CANNOT EFFECTIVELY COMPETE, OUR REVENUES MAY DECLINE.

    The market for our products and services is very competitive and subject to rapid technological advances. We expect the intensity of competition to continue to increase in the future as existing competitors enhance and expand their product and service offerings and as new participants enter the market. Increased competition also may result in price reductions, reduced gross margins and loss of market share. Our failure to maintain and enhance our competitive position would adversely affect our business and prospects. See "--Competition."

OUR HISTORICAL FINANCIAL INFORMATION RELATED TO PERIODS PRIOR TO THE DISTRIBUTION MAY NOT BE REPRESENTATIVE OF OUR RESULTS AS A SEPARATE COMPANY AND, THEREFORE, MAY NOT BE RELIABLE AS AN INDICATOR OF OUR HISTORICAL OR FUTURE RESULTS.

    The historical financial information incorporated by reference in this Annual Report on Form 10-K for periods prior to the distribution may not reflect what our results of operations, financial position and cash flows would have been had we been a stand-alone company during the periods presented or what our results of operations, financial position and cash flows will be in the future. For information about our past financial performance and the basis of presentation of our consolidated financial statements, including our estimates of interest expense, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes incorporated by reference from our 2001 Annual Report to Shareholders.

IF THE DISTRIBUTION DOES NOT QUALIFY FOR TAX-FREE TREATMENT, WE COULD BE REQUIRED TO PAY LUCENT OR THE INTERNAL REVENUE SERVICE A SUBSTANTIAL AMOUNT OF MONEY.

    Lucent has received a private letter ruling from the Internal Revenue Service stating, based on certain assumptions and representations, that the distribution described in this Annual Report on Form 10-K would not be taxable to Lucent. Nevertheless, Lucent could incur significant tax liability if the distribution did not qualify for tax-free treatment because any of those assumptions or representations was not correct.

    Although any U.S. federal income taxes imposed in connection with the distribution generally would be imposed on Lucent, we could be liable for all or a portion of any taxes owed under the terms of the Tax Sharing Agreement between Lucent and us or under the U.S. federal income tax laws if Lucent fails to pay such taxes. In addition, if the distribution fails to qualify as a tax-free distribution because of an acquisition of our stock or assets, or some other actions of ours, we will be solely liable for any resulting corporate taxes.

ITEM 2. PROPERTIES.

    As of September 30, 2001, we operated three manufacturing facilities, 37 warehouse locations and one repair site in the United States and five other countries. We also have 512 offices located in 51 countries and ten research and development facilities located in Australia, India, Israel, France, Singapore, the United Kingdom and the United States. Our manufacturing facilities are located in Australia, Ireland and the United States. We also have a 25.5% interest in a joint venture located in Gandhinagar, India and 51% interests in joint ventures in each of China and Venezuela. All of these joint ventures are predominantly used as manufacturing sites and are mostly on owned property. Our facilities have aggregate floor space of approximately 12.5 million square feet, of which approximately 4 million square feet is owned and approximately
8.5 million square feet is leased. Our lease terms range from monthly leases to 18 years. We believe that all of our facilities and equipment are in good condition and are well maintained and able to operate at present levels.

ITEM 3. LEGAL PROCEEDINGS.

    From time to time we are involved in legal proceedings arising in the ordinary course of business. Other than as described below, we believe there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

YEAR 2000 ACTIONS

    Three separate purported class action lawsuits are pending against Lucent, one in state court in West Virginia, one in federal court in the Southern District of New York and another in federal court in the Southern District of California. The case in New York was filed in January 1999 and, after being dismissed, was re-filed in September 2000. The case in West Virginia was filed in April 1999 and the case in California was filed in June 1999, and amended in 2000, to include Avaya as a defendant. We may also be named a party to the other actions and, in any event, have assumed the obligations of Lucent for all of these cases under the Contribution and Distribution Agreement. All three actions are based upon claims that Lucent sold products that were not Year 2000 compliant, meaning that the products were designed and developed without considering the possible impact of the change in the calendar from December 31, 1999 to January 1, 2000. The complaints allege that the sale of these products violated statutory consumer protection laws and constituted breaches of implied warranties. A class has not been certified in any of the three cases, and to the extent a class is certified in any of the cases, we expect that class to constitute those enterprises that purchased the products in question. The complaints seek, among other remedies, compensatory damages, punitive damages and counsel fees in amounts that have not yet been specified. Although we believe that the outcome of these actions will not adversely affect our financial position, results of operations or cash flows, if these cases are not resolved in a timely manner, they will require expenditure of significant legal costs related to their defense.

COUPON PROGRAM CLASS ACTION

    In April 1998, a class action was filed against Lucent in state court in New Jersey, alleging that Lucent improperly administered a coupon program resulting from the settlement of a prior class action. The plaintiffs allege that Lucent improperly limited the redemption of the coupons from dealers by not allowing them to be combined with other volume discount offers, thus limiting the market for the coupons. We have assumed the obligations of Lucent for these cases under the Contribution and Distribution Agreement. The complaint alleges breach of contract, fraud and other claims and the plaintiffs seek compensatory and consequential damages, interest and attorneys' fees. The parties have entered into a proposed settlement agreement, pending final approval by the court.

LUCENT SECURITIES LITIGATION

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

    The above actions have been consolidated with other purported class actions filed against Lucent on behalf of its stockholders in January 2000 and are pending in the Federal District Court for the District of New Jersey. We understand that Lucent has filed its Answer to the Fifth Consolidated Amended and Supplemental Class Action Complaint in the consolidated action. The plaintiffs allege that they were injured by reason of certain alleged false and misleading statements made by Lucent in violation of the federal securities laws. The consolidated cases were initially filed on behalf of stockholders of Lucent who bought Lucent common stock between October 26, 1999 and January 6, 2000, but the consolidated complaint was amended to include purported class members who purchased Lucent common stock up to November 21, 2000. A class has not yet been certified in the consolidated actions. The plaintiffs in all these stockholder class actions seek compensatory damages plus interest and attorneys' fees.

    Any liability incurred by Lucent in connection with these stockholder class action lawsuits may be deemed a shared contingent liability under the Contribution and Distribution Agreement and, as a result, we would be responsible for 10% of any such liability in excess of $50 million. All of these actions are in the early stages of litigation and an outcome cannot be predicted, and as a result, we cannot assure you that these cases will not have a material adverse effect on our financial position, results of operations or cash flows.

LICENSING MEDIATION

    In March 2001, a third party licensor made formal demand for alleged royalty payments which it claims we owe as a result of a contract between the licensor and our predecessors, initially entered into in 1995, and renewed in 1997. The contract provides for mediation of disputes followed by binding arbitration if the mediation does not resolve the dispute. The licensor claims that we owe royalty payments for software integrated into certain of our products. The licensor also alleges that we have breached the governing contract by not honoring a right of first refusal related to development of fax software for next generation products. We engaged in mediation with the licensor, but did not resolve this matter. At this point, an outcome in any future proceeding cannot be predicted, and as a result, there can be no assurance that this case will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

    During the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K, no matter was submitted to a vote of security-holders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Information required by this item is incorporated by reference from Note 18 to the Consolidated Financial Statements on page 52 of our 2001 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA.

    Information required by this item is incorporated by reference from SELECTED FINANCIAL DATA on page 12 of our 2001 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Information required by this item is incorporated by reference from MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS on pages 13 through 26 of our 2001 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Information required by this item is incorporated by reference from the discussion under the heading "FINANCIAL INSTRUMENTS" in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS on pages 25 and 26 of our 2001 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Information required by this item is incorporated by reference from the REPORT OF INDEPENDENT ACCOUNTANTS on page 27 of our 2001 Annual Report and from our consolidated financial statements and related notes on pages 28 through 52 of our 2001 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following table sets forth information as to persons who serve as our executive officers.

NAME                                    AGE        POSITION
----                                    ---        --------
Donald K. Peterson....................  52         Vice Chairman, President and Chief
                                                   Executive Officer

Pamela F. Craven......................  48         Vice President, General Counsel and
                                                   Secretary

Michael A. Dennis.....................  43         Vice President of Worldwide Operations
                                                   and Services

David P. Johnson......................  41         Vice President of Worldwide Sales

Steven Markman........................  56         Chief Product Officer

Karyn Mashima.........................  48         Vice President of Global Strategy and
                                                   Technology

Garry K. McGuire, Sr..................  55         Chief Financial Officer

    Information about our Directors, including Mr. Peterson, is incorporated by reference from the discussion under Proposal 1 set forth in our Proxy Statement for the 2002 Annual Meeting of Shareholders.

    PAMELA F. CRAVEN has been our Vice President, General Counsel and Secretary since September 30, 2000. Mrs. Craven was a director of Avaya from its inception until September 30, 2000 and was Vice President, General Counsel and Secretary of Lucent Technologies Inc.'s ("Lucent") Enterprise Networks Group from
March 2000 until September 30, 2000. Mrs. Craven served as Vice President, Law for Lucent from November 1995 to April 2000 and was also Secretary of Lucent from February 1, 1999 until April 2000.

    MICHAEL A. DENNIS has been our Vice President of Worldwide Operations and Services since September 30, 2000. Mr. Dennis was Vice President of U.S. Services for Lucent Technologies Inc.'s ("Lucent") Enterprise Networks Group from April 2000 until September 30, 2000. He joined AT&T Corp. in July 1981 and moved to Lucent following its spin-off in 1996. Mr. Dennis has held various positions at Lucent including Sales Vice President and Field Services Vice President.

    DAVID P. JOHNSON has been our Vice President of Worldwide Sales since September 30, 2000. Mr. Johnson was Vice President of Worldwide Sales for Lucent Technologies Inc.'s ("Lucent") Enterprise Networks Group from April 2000 until September 30, 2000. He joined AT&T Corp. in 1982 and moved to Lucent following its spin-off in 1996. Mr. Johnson has held various positions at Lucent, including International President of Enterprise Networks and Regional President of Asia/Pacific Region.

    STEVEN MARKMAN has been our Chief Product Officer since May 10, 2001.
Dr. Markman was Chairman of General Magic, Inc. from January 2001 to May 2001 and Chief Executive Officer and President from 1996 to 2001. Prior to that,
Dr. Markman was Executive Vice President and General Manager, Products Group, of Novell, Inc. from 1994 to 1996.

    KARYN MASHIMA has been our Vice President of Global Strategy and Technology since September 30, 2000. Ms. Mashima was Vice President of Strategy and Technology for Lucent Technologies Inc.'s ("Lucent") Enterprise Networks Group from March 2000 until September 30, 2000. She joined AT&T Corp. in 1994 and moved to Lucent following its spin-off in 1996. Ms. Mashima has held various positions at Lucent, including Vice President of Advanced Multi-Media Communications Systems, Vice President of the Enterprise Systems Group and Vice President and Chief Technical Officer of the Business Communications Systems Group.

    GARRY K. MCGUIRE, SR. has been our Chief Financial Officer since
September 30, 2000. Mr. McGuire was Chief Financial Officer for Lucent Technologies Inc.'s ("Lucent") Enterprise Networks Group from May 2000 until September 30, 2000. Mr. McGuire was a consultant to Kleiner, Perkins, Caufield and Byers/Broadband Office from August 1999 to December 1999. He was President and Chief Executive Officer of Williams Communications Solutions, LLC, from April 1997 to July 1999, and was President of Nortel Communications Systems, LLC ("Nortel"), from September 1995 until April 1997.

ITEM 11. EXECUTIVE COMPENSATION

    Information required by this item is incorporated by reference from the discussion under the heading EXECUTIVE COMPENSATION AND OTHER INFORMATION in our Proxy Statement for the 2002 Annual Meeting of Shareholders, except for the discussions under the headings "Report on Executive Compensation" and "Performance Graph."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information required by this item is incorporated by reference from the discussion under the heading SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT in our Proxy Statement for the 2002 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information required by this item is incorporated by reference from the discussion under the heading CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS in our Proxy Statement for the 2002 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) Documents filed as a part of this Annual Report on Form 10-K:

(1) Financial Statements:

                                                                                             PAGE(S) IN OUR 2001
                                                                                                ANNUAL REPORT
                                                                                             -------------------
       (i)                     Consolidated Statements of Operations.......................            28

       (ii)                    Consolidated Balance Sheets.................................            29

       (iii)                   Consolidated Statements of Changes in Stockholders' Equity              30
                               and of Comprehensive Income (Loss)..........................

       (iv)                    Consolidated Statements of Cash Flows.......................            31

       (v)                     Notes to Consolidated Financial Statements..................         32-52

(2) Financial Statement Schedules:

       (i)                     Schedule II--Valuation and Qualifying Accounts..............        S-1

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Avaya Inc.:

    Our audits of the consolidated financial statements referred to in our report dated October 24, 2001 appearing in the 2001 Annual Report to Stockholders of Avaya Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
New York, New York
October 24, 2001

    Separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons are omitted since no such entity constitutes a "significant subsidiary" pursuant to the provisions of Regulation S-X,
Article 3-09.

(3) Exhibits:

    The following documents are filed as Exhibits to this Annual Report on Form 10-K or incorporated by reference herein:

       EXHIBIT
       NUMBER
---------------------
 2                      Contribution and Distribution Agreement+

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

 4.1                    Specimen Common Stock certificate+

 4.2                    Restated Certificate of Incorporation of Avaya Inc.
                        (incorporated by reference as Exhibit 3.1 hereto)+

 4.3                    Amended and Restated By-laws of Avaya Inc. (filed as Exhibit
                        3.2 hereto)*

 4.4                    Rights Agreement between Avaya Inc. and The Bank of New
                        York, as Rights Agent+

 4.5                    Form of Certificate of Designations of Series A Junior
                        Participating Preferred Stock (attached as Exhibit A to the
                        Rights Agreement filed as Exhibit 4.4hereto)+

 4.6                    Form of Right Certificate (attached as Exhibit B to the
                        Rights Agreement incorporated by reference as Exhibit 4.4 hereto)+

 4.7                    Preferred Stock Certificate**

 4.8                    Series A Warrant**

 4.9                    Series B Warrant**

 4.10                   Form of Indenture between Avaya Inc. and The Bank of New
                        York, as Trustee**

 4.11                   Form of Supplemental Indenture between the Company and The
                        Bank of New York, as Trustee, relating to the Liquid Yield
                        Options Notes due 2021 (ZeroCoupon-Senior)****

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

 10.9                   Avaya Inc. Deferred Compensation Plan+

 10.10                  Employment Agreement of Mr. Peterson, dated August 8, 1995+

 10.11                  Avaya Inc. Supplemental Pension Plan+

 10.12                  Avaya Inc. 2000 Stock Compensation Plan for Non-Employee
                        Directors+

 10.13                  Trademark License Agreement+

       EXHIBIT
       NUMBER
---------------------
 10.14                  Patent and Technology License Agreement+

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

 10.20                  364-Day Competitive Advance and Revolving Credit Facility
                        Agreement, dated as of August 28, 2001 among Avaya Inc.,
                        Citibank, N.A., as Agent, Salomon Smith Barney, as Lead
                        Arranger, The Chase Manhattan Bank and Deutsche Bank AG New
                        York Branch and Credit Suisse First Boston, as
                        Co-Syndication Agents, and the Lenders party thereto*****

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

 10.22                  Letter Amendment No. 1, dated as of August 10, 2001, to the
                        Five Year Credit Agreement by and among Avaya Inc.,
                        Citibank, N.A., as Agent and the Lenders party thereto***

 12                     Computation of Earnings to Fixed Charges and Earnings to
                        Combined Fixed Charges and Preferred Stock Accretion*****

 13 The 2001 Annual Report to Shareholders, which, except for those portions incorporated by reference, is furnished solely for the information of the Commission and is not deemed "filed."*****

 21                     List of Subsidiaries of Avaya Inc.*****

 23                     Consent of PricewaterhouseCoopers LLP*****

 24                     Power of Attorney*****

------------------------

+ Incorporated by reference from Avaya's Registration Statement on Form 10 (Reg. No. 1-15951), declared effective by the Securities and Exchange Commission on September 15, 2000.

* Incorporated by reference from Avaya's Annual Report on Form 10-K for the year ended September 30, 2000.

** Incorporated by reference from Avaya's Registration Statement on Form S-3 (Reg. No. 333-57962), declared effective by the Commission on May 24, 2001.

*** Incorporated by reference from Avaya's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

****Incorporated by reference from Avaya's Registration Statement on Form 8-A dated October 30, 2001.

*****Filed herewith.

    (b) Reports on Form 8-K during the last quarter of the fiscal year covered by this Report: None.

                          AVAYA INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN MILLIONS)

                                          COLUMN B      COLUMN C    COLUMN D    COLUMN E
                                        ------------   ----------   --------   ----------
                                                       ADDITIONS
                                         BALANCE AT     CHARGED     CHARGED
                                        BEGINNING OF   TO COSTS &   TO OTHER                 BALANCE AT
COLUMN A                                   PERIOD       EXPENSES    ACCOUNTS   DEDUCTIONS   END OF PERIOD
--------                                ------------   ----------   --------   ----------   -------------
YEAR 2001
Allowance for doubtful accounts.......       $62          $53         $--          $47           $68
Deferred tax asset valuation
  allowance...........................        49           --          --           --            49

YEAR 2000
Allowance for doubtful accounts.......        58           36          --           32            62
Deferred tax asset valuation
  allowance...........................        73           --          --           24            49

YEAR 1999
Allowance for doubtful accounts.......        82           25           1           50            58
Deferred tax asset valuation
  allowance...........................        48           14          11           --            73

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

December 26, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

                      SIGNATURE                                   TITLE                   DATE
                      ---------                                   -----                   ----
Principal Executive Officer:

                          *                            Vice Chairman, President
     -------------------------------------------         and Chief Executive        December 26, 2001
                 Donald K. Peterson                      Officer

Principal Financial Officer:

              /s/ GARRY K. MCGUIRE, SR.
     -------------------------------------------       Chief Financial Officer      December 26, 2001
                Garry K. McGuire, Sr.

Principal Accounting Officer:

               /s/ CHARLES D. PEIFFER
     -------------------------------------------       Controller                   December 26, 2001
                 Charles D. Peiffer

Directors:

                          *
     -------------------------------------------       Chairman of the Board of     December 26, 2001
                  Patricia F. Russo                      Directors

                          *
     -------------------------------------------       Director                     December 26, 2001
                  Jeffrey A. Harris

                          *
     -------------------------------------------       Director                     December 26, 2001
                     Mark Leslie

                          *
     -------------------------------------------       Director                     December 26, 2001
                  Henry B. Schacht

                          *
     -------------------------------------------       Director                     December 26, 2001
                 Daniel C. Stanzione

                          *
     -------------------------------------------       Director                     December 26, 2001
                 Franklin A. Thomas

*   by Charles D. Peiffer, Attorney-In-Fact

                                 EXHIBIT INDEX

       EXHIBIT                                                                          PAGE
       NUMBER                                                                          NUMBER
---------------------                                                                 --------
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

          4.6           Form of Right Certificate (attached as Exhibit B to the
                        Rights Agreement incorporated by reference as Exhibit 4.4 hereto)+

          4.7           Preferred Stock Certificate**

          4.8           Series A Warrant**

          4.9           Series B. Warrant**

         4.10           Form of Indenture between Avaya Inc. and The Bank of New
                        York, as Trustee**

         4.11 Form of Supplemental Indenture between the Company and the Bank of New York, as Trustee, relating to the Liquid Yield
                        Options Notes due 2021 (Zero Coupon-Senior)****

         10.1 Contribution and Distribution Agreement (incorporated by reference as Exhibit 2 hereto)+

         10.2           Interim Services and Systems Replication Agreement+

         10.3           Employee Benefits Agreement+

         10.4           Tax Sharing Agreement+

         10.5           Avaya Inc. Short Term Incentive Plan+10.6 Avaya Inc. 2000
                        Long Term Incentive Plan+

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

        10.12           Avaya Inc. 2000 Stock Compensation Plan for Non-Employee
                        Directors+

        10.13           Trademark License Agreement+

        10.14           Patent and Technology License Agreement+

        10.15           Technology Assignment and Joint Ownership Agreement+

        10.16           Development Project Agreement+

       EXHIBIT                                                                          PAGE
       NUMBER                                                                          NUMBER
---------------------                                                                 --------
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

        10.20           364-Day Competitive Advance and Revolving Credit Facility
                        Agreement, dated as of August 28, 2001 among Avaya Inc.,
                        Citibank, N.A., as Agent, Salomon Smith Barney, as Lead
                        Arranger, The Chase Manhattan Bank and Deutsche Bank AG New
                        York Branch and Credit Suisse First Boston, as
                        Co-Syndication Agents, and the Lenders party thereto*****

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

        10.22           Letter Amendment No. 1, dated as of August 10, 2001, to the
                        Five Year Credit Agreement by and among Avaya Inc.,
                        Citibank, N.A., as Agent and the Lenders party thereto***

           12           Computation of Earnings to Fixed Charges and Earnings to
                        Combined Fixed Charges and Preferred Stock Accretion*****

           13 The 2001 Annual Report to Shareholders, which, except for those portions incorporated by reference, is furnished solely for the information of the Commission and is not deemed "filed."*****

           21           List of Subsidiaries of Avaya Inc.*****

           23           Consent of PricewaterhouseCoopers LLP*****

           24           Power of Attorney*****

*   Filed herewith.

------------------------

+ Incorporated by reference from Avaya's Registration Statement on Form 10 (Reg. No. 1-15951), declared effective by the Securities and Exchange Commission on September 15, 2000.

* Incorporated by reference from Avaya's Annual Report on Form 10-K for the year ended September 30, 2000.

** Incorporated by reference from Avaya's Registration Statement on Form S-3 (Reg. No. 333-57962), declared effective by the Commission on May 24, 2001.

*** Incorporated by reference from Avaya's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

****Incorporated by reference from Avaya's Registration Statement on Form 8-A dated
    October 30, 2001.