Form 10-Q
period 2001-12-31
AVAYA INC
filed 2002-02-14
CIK 1116521

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 001-15951

                            ------------------------

                                   AVAYA INC.

        A DELAWARE CORPORATION                    I.R.S. EMPLOYER NO. 22-3713430

              211 MOUNT AIRY ROAD, BASKING RIDGE, NEW JERSEY 07920
                         TELEPHONE NUMBER 908-953-6000

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At December 31, 2001, 287,679,085 common shares were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

        ITEM                                    DESCRIPTION                             PAGE
        ----                                    -----------                           --------
                               PART I -- FINANCIAL INFORMATION

 1.                     Financial Statements........................................      3

 2.                     Management's Discussion and Analysis of Financial Condition      24
                        and Results of Operations...................................

 3.                     Quantitative and Qualitative Disclosures About Market            42
                        Risk........................................................

                                 PART II -- OTHER INFORMATION

 1.                     Legal Proceedings...........................................     43

 2.                     Changes in Securities and Use of Proceeds...................     43

 3.                     Defaults Upon Senior Securities.............................     43

 4.                     Submission of Matters to a Vote of Security Holders.........     43

 5.                     Other Information...........................................     43

 6.                     Exhibits and Reports on Form 8-K............................     43

                        Signatures..................................................     44

    This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Avaya and its subsidiaries and other companies, as indicated. Unless otherwise provided in this Quarterly Report on Form 10-Q, trademarks identified by -Registered Trademark- and -TM- are registered trademarks or trademarks, respectively, of Avaya Inc. or its subsidiaries. All other trademarks are the properties of their respective owners. Liquid Yield Option-TM- Notes is a trademark of Merrill Lynch & Co., Inc.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                          AVAYA INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                2001           2000
                                                              --------       --------
REVENUE
  Products..................................................   $  798         $1,286
  Services..................................................      508            499
                                                               ------         ------
                                                                1,306          1,785
                                                               ------         ------
COSTS
  Products..................................................      589            801
  Services..................................................      200            227
                                                               ------         ------
                                                                  789          1,028
                                                               ------         ------
GROSS MARGIN................................................      517            757
                                                               ------         ------
OPERATING EXPENSES
  Selling, general and administrative.......................      418            568
  Business restructuring related expenses...................        6             23
  Research and development..................................      120            140
                                                               ------         ------
  TOTAL OPERATING EXPENSES..................................      544            731
                                                               ------         ------
OPERATING INCOME (LOSS).....................................      (27)            26
  Other income, net.........................................        6              9
  Interest expense..........................................       (9)           (10)
                                                               ------         ------
INCOME (LOSS) BEFORE INCOME TAXES...........................      (30)            25
  Provision (benefit) for income taxes......................      (10)             9
                                                               ------         ------
NET INCOME (LOSS)...........................................   $  (20)        $   16
                                                               ======         ======
Earnings (Loss) Per Common Share:
  Basic.....................................................   $(0.09)        $ 0.03
                                                               ======         ======
  Diluted...................................................   $(0.09)        $ 0.03
                                                               ======         ======

                See Notes to Consolidated Financial Statements.

                          AVAYA INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                 AS OF           AS OF
                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2001           2001
                                                              ------------   -------------
ASSETS
Current Assets:
  Cash and cash equivalents.................................     $  252         $  250
  Receivables, less allowances of $74 at December 31, 2001
    and $68 at September 30, 2001...........................        906          1,163
  Inventory.................................................        627            649
  Deferred income taxes, net................................        207            246
  Other current assets......................................        511            461
                                                                 ------         ------
TOTAL CURRENT ASSETS........................................      2,503          2,769
                                                                 ------         ------
  Property, plant and equipment, net........................        965            988
  Deferred income taxes, net................................        591            529
  Goodwill..................................................        174            175
  Intangible assets, net....................................         69             78
  Other assets..............................................        119            109
                                                                 ------         ------
TOTAL ASSETS................................................     $4,421         $4,648
                                                                 ======         ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................     $  447         $  624
  Current portion of long-term debt.........................        276            145
  Business restructuring reserve............................        137            179
  Payroll and benefit liabilities...........................        273            333
  Advance billings and deposits.............................        110            133
  Other current liabilities.................................        586            604
                                                                 ------         ------
TOTAL CURRENT LIABILITIES...................................      1,829          2,018
                                                                 ------         ------
  Long-term debt............................................        500            500
  Benefit obligations.......................................        646            637
  Deferred revenue..........................................         78             84
  Other liabilities.........................................        514            533
                                                                 ------         ------
TOTAL NONCURRENT LIABILITIES................................      1,738          1,754
                                                                 ------         ------
Commitments and contingencies
Series B convertible participating preferred stock, par
  value $1.00 per share, 4 million shares authorized, issued
  and outstanding...........................................        402            395
                                                                 ------         ------
STOCKHOLDERS' EQUITY
  Series A junior participating preferred stock, par value
    $1.00 per share, 7.5 million shares authorized; none
    issued and outstanding..................................         --             --
  Common stock, par value $0.01 per share, 1.5 billion
    shares authorized, 287,882,465 and 286,851,934 issued
    and outstanding as of December 31, 2001 and September
    30, 2001, respectively..................................          3              3
  Additional paid-in capital................................        917            905
  Accumulated deficit.......................................       (406)          (379)
  Accumulated other comprehensive loss......................        (60)           (46)
  Less treasury stock at cost (203,380 and 147,653 shares as of December 31, 2001 and September 30, 2001,
    respectively)...........................................         (2)            (2)
                                                                 ------         ------
TOTAL STOCKHOLDERS' EQUITY..................................        452            481
                                                                 ------         ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................     $4,421         $4,648
                                                                 ======         ======

                See Notes to Consolidated Financial Statements.

                          AVAYA INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                    DECEMBER 31,
                                                              -------------------------
                                                                2001             2000
                                                              --------         --------
OPERATING ACTIVITIES:
  Net income (loss).........................................   $ (20)           $  16
    Adjustments to reconcile net income (loss) to net cash
      provided by (used for) operating activities:
      Depreciation and amortization.........................      60               66
      Provision for uncollectible receivables...............      22               16
      Deferred income taxes.................................     (22)              52
      Adjustments for other non-cash items, net.............       9               --
    Changes in operating assets and liabilities:
      Receivables...........................................     198              141
      Inventory.............................................     (17)             (39)
      Accounts payable......................................    (177)             (44)
      Payroll and benefits, net.............................     (46)              29
      Advance billings and deposits.........................     (23)             (65)
      Other assets and liabilities..........................     (76)            (114)
                                                               -----            -----
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES........     (92)              58
                                                               -----            -----
INVESTING ACTIVITIES:
  Capital expenditures......................................     (26)             (92)
  Proceeds from the sale of property, plant and equipment...       2                2
  Purchases of equity investments...........................      --              (18)
  Other investing activities, net...........................      (2)              (8)
                                                               -----            -----
NET CASH USED FOR INVESTING ACTIVITIES......................     (26)            (116)
                                                               -----            -----
FINANCING ACTIVITIES:
  Issuance of convertible participating preferred stock.....      --              368
  Issuance of warrants......................................      --               32
  Issuance of common stock..................................       7                6
  Net decrease in commercial paper..........................    (131)             (76)
  Issuance of LYONs convertible debt........................     460               --
  Payment of debt issuance costs............................     (13)              --
  Repayment of credit facility borrowing....................    (200)              --
  Other financing activities, net...........................      (1)              (1)
                                                               -----            -----
NET CASH PROVIDED BY FINANCING ACTIVITIES...................     122              329
                                                               -----            -----
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (2)              18
                                                               -----            -----
Net increase in cash and cash equivalents...................       2              289
Cash and cash equivalents at beginning of fiscal year.......     250              271
                                                               -----            -----
Cash and cash equivalents at end of period..................   $ 252            $ 560
                                                               =====            =====

                See Notes to Consolidated Financial Statements.

                          AVAYA INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND

    On September 30, 2000, Avaya Inc. (the "Company" or "Avaya") was spun off from Lucent Technologies Inc. ("Lucent") pursuant to a contribution by Lucent of its enterprise networking businesses to the Company and a distribution of the outstanding shares of the Company's common stock to Lucent stockholders (the "Distribution"). The Company provides communication systems and software for enterprises, including businesses, government agencies and other organizations. The Company offers a broad range of voice, converged voice and data, customer relationship management, messaging, multi-service networking and structured cabling products and services.

BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of the Company as of December 31, 2001 and for the three months ended December 31, 2001 and 2000, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission for interim financial statements, and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001. In the Company's opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated. Certain prior year amounts have been reclassified to conform to the current interim period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

2. RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 143

    In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This Statement is effective for the Company's 2003 fiscal year, and early adoption is permitted. The adoption of SFAS 143 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

SFAS 144

    In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") noted below. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. This Statement is effective for the

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

2. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
Company's 2003 fiscal year, and early adoption is permitted. The Company is currently evaluating the impact of SFAS 144 to determine the effect, if any, it may have on the Company's consolidated results of operations, financial position or cash flows.

3. GOODWILL AND INTANGIBLE ASSETS

    Effective October 1, 2001, the Company adopted SFAS 142, which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their remaining useful lives. In connection with the adoption of SFAS 142, the Company reviewed the classification of its existing goodwill and other intangible assets, reassessed the useful lives previously assigned to other intangible assets, and discontinued amortization of goodwill. During the remainder of fiscal 2002, the Company will complete a transitional review of its goodwill for impairment. Losses, if any, that are identified as a result of this transitional review will be recorded as a change in accounting principle. Any such losses that are recorded after the transitional review will be identified as a separate line item in income from operations.

    For the three months ended December 31, 2000, the Company reported net income of $16 million and $0.03 for both basic and diluted earnings per share. If the Company had adopted SFAS 142 in the beginning of the first quarter of fiscal 2001 and discontinued goodwill amortization, which amounted to $8 million, net of tax during this period, on a pro forma basis net income would have been $24 million and basic and diluted earnings per share would have been $0.06.

    The following table presents the components of the Company's intangible assets:

                                                AS OF DECEMBER 31, 2001              AS OF SEPTEMBER 30, 2001
                                           ----------------------------------   ----------------------------------
                                            GROSS                                GROSS
                                           CARRYING   ACCUMULATED               CARRYING   ACCUMULATED
                                            AMOUNT    AMORTIZATION     NET       AMOUNT    AMORTIZATION     NET
                                           --------   ------------   --------   --------   ------------   --------
                                                              (DOLLARS IN MILLIONS)
Existing technology......................    $160         $ 99         $61        $160         $92          $68
Other intangibles........................      12            4           8          12           2           10
                                             ----         ----         ---        ----         ---          ---
Total intangible assets..................    $172         $103         $69        $172         $94          $78
                                             ====         ====         ===        ====         ===          ===

    Intangible assets are amortized over a period of three to six years. Amortization expense for intangible assets during the three months ended December 31, 2001 and 2000 was $9 million and

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

3. GOODWILL AND INTANGIBLE ASSETS (CONTINUED)
$6 million, respectively. Estimated amortization expense for the remainder of fiscal 2002 and the five succeeding fiscal years is as follows:

FISCAL YEAR                                                         AMOUNT
-----------                                                         ------
                                                             (DOLLARS IN MILLIONS)
2002 (remaining nine months)...............................           $26
2003.......................................................            20
2004.......................................................            12
2005.......................................................             8
2006.......................................................             3
                                                                      ---
Total......................................................           $69
                                                                      ===

    The carrying value of goodwill of $174 million as of December 31, 2001 is primarily attributable to the Communications Solutions segment. The decrease in carrying value of goodwill from September 30, 2001 reflects the impact of foreign currency exchange rate fluctuations.

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

                                                        THREE MONTHS ENDED
                                                           DECEMBER 31,
                                                      -----------------------
                                                         2001         2000
                                                      ----------   ----------
                                                       (DOLLARS IN MILLIONS)
Net income (loss)...................................     $(20)        $ 16
Other comprehensive income (loss)...................      (14)          39
                                                         ----         ----
Total comprehensive income (loss)...................     $(34)        $ 55
                                                         ====         ====

5. SUPPLEMENTARY FINANCIAL INFORMATION

    BALANCE SHEET INFORMATION

                                                         AS OF           AS OF
                                                      DECEMBER 31,   SEPTEMBER 30,
                                                          2001           2001
                                                      ------------   -------------
                                                         (DOLLARS IN MILLIONS)
INVENTORY
Completed goods.....................................      $420           $420
Work in process and raw materials...................       207            229
                                                          ----           ----
  Total inventory...................................      $627           $649
                                                          ====           ====

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

5. SUPPLEMENTARY FINANCIAL INFORMATION (CONTINUED)
    SUPPLEMENTAL CASH FLOW INFORMATION

                                                        THREE MONTHS ENDED
                                                           DECEMBER 31,
                                                      -----------------------
                                                         2001         2000
                                                      ----------   ----------
                                                       (DOLLARS IN MILLIONS)
Non-cash transactions:
Accretion of Series B preferred stock...............     $  7         $  7
                                                         ====         ====

6. SECURITIZATION OF ACCOUNTS RECEIVABLE

    The Company entered into a receivables purchase agreement in June 2001 and transferred a designated pool of qualified trade accounts receivable to a special purpose entity ("SPE"), which in turn sold an undivided ownership interest to an unaffiliated financial institution for cash proceeds of $200 million. The financial institution is an affiliate of Citibank, N.A., a lender and the agent for the other lenders under the revolving credit facilities described in Notes 8 and 13. The Company, through the SPE, has a retained interest in a portion of these receivables, and the financial institution has no recourse to the Company's other assets, stock or other securities of the Company for failure of customers to pay when due. The assets of the SPE are not available to pay creditors of the Company. Collections of receivables are used by the financial institution to purchase, from time to time, new interests in receivables up to an aggregate of $200 million. The receivables purchase agreement expires in June 2002, but may be extended through June 2004 with the financial institution's consent.

    The Company had a retained interest of $174 million and $153 million as of December 31, 2001 and September 30, 2001, respectively, in the SPE's designated pool of qualified accounts receivable representing collateral for the sale. The carrying amount of the Company's retained interest, which approximates fair value because of the relatively short-term nature of the receivable collections, is recorded in other current assets.

    The Company is subject to certain receivable collection ratios, among other covenants contained in the receivables purchase agreement. In October 2001, the financial institution participating in the agreement granted the Company a waiver from a covenant that measures the ratio of certain unpaid receivables as a percentage of the aggregate outstanding balance of all designated receivables. The waiver effectively increased the ratio required by the covenant for each of the individual months of September through December 2001, and required compliance with the original ratio thereafter. As of December 31, 2001, the Company was in compliance with such covenants, although in January 2002 the financial institution waived the Company's obligation to comply with the required ratio for the month of January 2002. The Company will be required to comply with the original ratio for the month of February 2002 and thereafter.

    The receivables purchase agreement initially required that the Company's long-term senior unsecured debt be rated at least BBB- by Standard & Poor's and Baa3 by Moody's. In February 2002, the agreement was amended to lower these ratings triggers to BB+ by Standard & Poor's and Ba1 by Moody's through March 15, 2002, at which time the required ratings will revert back to BBB- by Standard & Poor's and Baa3 by Moody's. As described in Note 13, the Company's long-term senior

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

6. SECURITIZATION OF ACCOUNTS RECEIVABLE (CONTINUED) unsecured debt has been recently downgraded and is currently rated Baa3 by Moody's, subject to review for further downgrade, and BB+ by Standard & Poor's, with a negative outlook.

    The Company is currently in discussions with the financial institution participating in the receivables purchase agreement to restructure the agreement to address, among other things, the collection ratio and the ratings trigger. If the Company does not reach agreement with the financial institution on a restructuring of the agreement, and (i) is unable to maintain the required ratio described above for the month of February 2002 or for any month thereafter, or
(ii) its long-term senior unsecured debt is not rated at least BBB- by Standard & Poor's and Baa3 by Moody's after March 15, 2002, the financial institution will be able to exercise its rights under the agreement, including an early termination of the agreement. Upon the expiration, or in the event of an early termination, of the agreement, purchases of interests in receivables by the financial institution under the agreement will cease and collections on receivables constituting the designated pool, including to the extent necessary, those receivables comprising the retained interest, will be used to pay down the financial institution's $200 million investment under the agreement.

7. BUSINESS RESTRUCTURING RESERVE AND RELATED EXPENSES

    The Company recorded business restructuring charges in fiscal 2000 related to its separation from Lucent and in fiscal 2001 related to the outsourcing of certain manufacturing facilities and the acceleration of its restructuring plan that was originally adopted in fiscal 2000 to improve profitability and business performance as a stand-alone company. The following table summarizes the status of the Company's business restructuring reserve and related expenses as of and for the three months ended December 31, 2001:

                                      BUSINESS RESTRUCTURING RESERVE                 OTHER RELATED EXPENSES
                          ------------------------------------------------------   --------------------------   TOTAL BUSINESS
                           EMPLOYEE       LEASE                   TOTAL BUSINESS                                RESTRUCTURING
                          SEPARATION   TERMINATION   OTHER EXIT   RESTRUCTURING       ASSET      INCREMENTAL     AND RELATED
                            COSTS      OBLIGATIONS     COSTS         RESERVE       IMPAIRMENTS   PERIOD COSTS      EXPENSES
                          ----------   -----------   ----------   --------------   -----------   ------------   --------------
                                                                 (DOLLARS IN MILLIONS)
Balance as of
  September 30, 2001....     $96           $78           $5            $179         $      --     $      --          $179
Expenses................      --            --           --              --                --             6             6
Cash payments...........     (21)          (20)          (1)            (42)               --            (6)          (48)
                             ---           ---           --            ----         ---------     ---------          ----
Balance as of
  December 31, 2001.....     $75           $58           $4            $137         $      --     $      --          $137
                             ===           ===           ==            ====         =========     =========          ====

    Employee separation costs included in the business restructuring reserve were made through lump sum payments, although certain union-represented employees elected to receive a series of payments extending over a period of up to two years from the date of departure. Payments to employees who elected to receive severance through a series of payments will extend through 2003. This workforce reduction was substantially completed at the end of fiscal 2001. The charges for lease termination obligations, which consisted of real estate and equipment leases, included approximately 2.8 million square feet of excess space of which the Company has vacated 667,000 square feet as of December 31, 2001. Payments on lease termination obligations will be substantially completed by 2003 because, in certain circumstances, the remaining lease payments were less than the termination fees.

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

7. BUSINESS RESTRUCTURING RESERVE AND RELATED EXPENSES (CONTINUED)
    In the first quarter of fiscal 2002, the Company recorded $6 million of other related expenses primarily associated with the Company's outsourcing of certain manufacturing facilities. In the first quarter of fiscal 2001, the Company recorded $23 million of other related expenses associated with the Company's separation from Lucent related primarily to computer system transition costs such as data conversion activities, asset transfers, and training. In addition, the Company recorded $36 million in selling, general and administrative expenses for additional start-up activities during the first quarter of fiscal 2001 largely resulting from marketing costs associated with continuing to establish the Avaya brand.

OUTSOURCING OF CERTAIN MANUFACTURING FACILITIES

    In connection with the five-year strategic manufacturing agreement to outsource most of the manufacturing of the Company's communications systems and software, Avaya has received substantially all of the $200 million in proceeds for assets transferred to Celestica Inc. The Company deferred $100 million of these proceeds, which are being recognized on a straight-line basis over the term of the agreement. As of December 31, 2001, the unamortized portion of these proceeds amounted to $20 million in other current liabilities and $66 million in other liabilities. The remaining phases of the transaction, which included closing of the Shreveport, Louisiana facility, were completed in the first quarter of fiscal 2002.

8. LONG-TERM DEBT

Long-term debt outstanding consisted of the following:

                                                                 AS OF           AS OF
                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2001           2001
                                                              ------------   -------------
                                                                 (DOLLARS IN MILLIONS)
Commercial paper............................................      $301           $432
Revolving credit facilities:
  364-day facility..........................................        --             --
  Five-year facility........................................        --            200
LYONs convertible debt......................................       463             --
Other.......................................................        12             13
                                                                  ----           ----
    Total debt..............................................       776            645
Less: Current portion.......................................       276            145
                                                                  ----           ----
    Total long-term debt....................................      $500           $500
                                                                  ====           ====

COMMERCIAL PAPER PROGRAM

    The Company has established a commercial paper program pursuant to which it may issue up to $1.25 billion of commercial paper at market interest rates. Interest rates on the commercial paper obligations are variable due to their short-term nature. The weighted average yield and maturity period for the $301 million and $432 million of commercial paper outstanding as of December 31, 2001 and September 30, 2001 were approximately 3.4% and 3.9% and 87 days and 62 days, respectively. As of December 31, 2001, $37 million of the outstanding commercial paper was classified as long-term debt

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

8. LONG-TERM DEBT (CONTINUED)
in the Consolidated Balance Sheet since it is supported by the five-year credit facility described below and it is management's intent to refinance it with other debt on a long-term basis. As of September 30, 2001, the entire amount of commercial paper was classified as long-term debt.

    As described in Note 13, the Company's commercial paper has been recently downgraded and is currently rated P-3 by Moody's, subject to review for further downgrade, and A-3 by Standard & Poor's, with a negative outlook. These recent downgrades make it very difficult, if not impossible, for the Company to access the commercial paper market, which has been its primary source of liquidity in the past. As a result of the impact of these ratings downgrades on the Company's ability to issue commercial paper, in February 2002, the Company borrowed
$300 million under its five-year credit facility to repay commercial paper obligations. As of February 13, 2002, approximately $26 million of the Company's commercial paper remains outstanding. Such obligations mature through May 2002 and the Company expects to repay these remaining obligations with available cash or other short-term or long-term debt.

REVOLVING CREDIT FACILITIES

    The Company has two unsecured revolving credit facilities (the "Credit Facilities") with third party financial institutions consisting of a $400 million 364-day credit facility that expires in August 2002 and an $850 million five-year credit facility that expires in September 2005. No amounts were drawn under either credit facility as of December 31, 2001, although in February 2002 the Company borrowed $300 million under the five-year credit facility in order to repay maturing commercial paper obligations. As of September 30, 2001, $200 million was outstanding under the five-year credit facility bearing interest at a fixed rate of approximately 3.5%, which was repaid in October 2001 using the proceeds from the issuance of commercial paper. There were no outstanding borrowings under the 364-day credit facility as of September 30, 2001. The September 2001 borrowing under the credit facility was necessitated by disruptions in the commercial paper markets as a result of the September 11 terrorist attacks.

    As described in Note 13, in February 2002, the Company and the lenders under the Credit Facilities amended the facilities.

    In addition, the Company, through its foreign operations, entered into several uncommitted credit facilities totaling $88 million and $118 million, of which letters of credit of $17 million and $10 million were issued and outstanding as of December 31, 2001 and September 30, 2001, respectively. Letters of credit are purchased guarantees that ensure the Company's performance or payment to third parties in accordance with specified terms and conditions.

OTHER DEBT

    As of December 31, 2001 and September 30, 2001, the Company had debt outstanding attributable to its foreign entities of $12 million and $13 million, respectively.

LYONS CONVERTIBLE DEBT

    In the first quarter of fiscal 2002, the Company sold through an underwritten public offering under a shelf registration statement an aggregate principal amount at maturity of approximately $944 million

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

8. LONG-TERM DEBT (CONTINUED)
of Liquid Yield Option-TM- Notes due 2021 ("LYONs"). The proceeds of approximately $447 million, net of a $484 million discount and $13 million of underwriting fees, were used to refinance a portion of the Company's outstanding commercial paper. The underwriting fees of $13 million were recorded as deferred financing costs and are being amortized on a straight-line basis to interest expense over a three-year period through October 31, 2004, which represents the first date holders may require the Company to purchase all or a portion of their LYONs.

    The original issue discount of $484 million accrues daily at a rate of 3.625% per year calculated on a semiannual bond equivalent basis. The Company will not make periodic cash payments of interest on the LYONs. Instead, the amortization of the discount is recorded as interest expense and represents the accretion of the LYONs issue price to its maturity value. For the three months ended December 31, 2001, $3 million of interest expense on the LYONs was recorded, resulting in an accreted value of $463 million as of December 31, 2001. The discount will cease to accrue on the LYONs upon maturity, conversion, purchase by the Company at the option of the holder, or redemption by Avaya. The LYONs are unsecured obligations that rank equally in right of payment with all existing and future unsecured and unsubordinated indebtedness of Avaya.

    The LYONs are convertible into 35,333,073 shares of Avaya common stock at any time on or before the maturity date. The conversion rate may be adjusted for certain reasons, but will not be adjusted for accrued original issue discount. Upon conversion, the holder will not receive any cash payment representing accrued original issue discount. Accrued original issue discount will be considered paid by the shares of common stock received by the holder of the LYONs upon conversion.

    Avaya may redeem all or a portion of the LYONs for cash at any time on or after October 31, 2004 at a price equal to the sum of the issue price and accrued original issue discount on the LYONs as of the applicable redemption date. Conversely, holders may require the Company to purchase all or a portion of their LYONs on the third, fifth and tenth anniversary from October 31, 2001 at a price equal to the sum of the issue price and accrued original issue discount on the LYONs as of the applicable purchase date. The Company may, at its option, elect to pay the purchase price in cash or shares of common stock, or any combination thereof.

    The indenture governing the LYONs includes certain covenants, including a limitation on the Company's ability to grant liens on significant domestic real estate properties or the stock of subsidiaries holding such properties. The liens granted under the Amended Credit Facilities described in Note 13 do not extend to any real property and therefore, do not conflict with the terms of the indenture governing the LYONs.

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

9. EARNINGS (LOSS) PER SHARE OF COMMON STOCK

    Basic earnings (loss) per common share was calculated by dividing net income
(loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share was calculated by adjusting net income (loss) available to common stockholders and weighted average outstanding shares, assuming conversion of all potentially dilutive securities including stock options, warrants, convertible participating preferred stock and convertible debt.

                                                             THREE MONTHS ENDED
                                                                DECEMBER 31,
                                                           -----------------------
                                                             2001           2000
                                                           --------       --------
                                                           (DOLLARS AND SHARES IN
                                                            MILLIONS, EXCEPT PER
                                                               SHARE AMOUNTS)
Net income (loss)........................................   $  (20)        $  16
Accretion of Series B preferred stock....................       (7)           (7)
                                                            ------         -----
Net income (loss) available to common stockholders.......   $  (27)        $   9
                                                            ======         =====
SHARES USED IN COMPUTING EARNINGS (LOSS) PER COMMON
  SHARE:
  Basic..................................................      287           282
                                                            ======         =====
  Diluted................................................      287           282
                                                            ======         =====
EARNINGS (LOSS) PER COMMON SHARE:
  Basic..................................................   $(0.09)        $0.03
                                                            ======         =====
  Diluted................................................   $(0.09)        $0.03
                                                            ======         =====
SECURITIES EXCLUDED FROM THE COMPUTATION OF DILUTED
  EARNINGS (LOSS) PER COMMON SHARE:
  Options(1).............................................       46            72
  Series B preferred stock(2)............................       16            15
  Warrants(1)............................................       12            12
  Convertible debt(2)....................................       28            --
                                                            ------         -----
    Total................................................      102            99
                                                            ======         =====

------------------------

(1) These securities have been excluded from the diluted earnings (loss) per common share calculation since their inclusion would have been antidilutive because the option and warrant exercise prices are greater than the average market value of the underlying stock.

(2) In applying the "if-converted" method, the Series B convertible participating preferred stock and LYONs convertible debt were excluded from the diluted earnings (loss) per common share calculation since the effect of their inclusion would have been antidilutive.

10. OPERATING SEGMENTS

    The Company reports its operations in three segments: Communications Solutions, Services and Connectivity Solutions. The Communications Solutions segment represents the Company's core business, composed of enterprise voice communications systems and software, communications

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

10. OPERATING SEGMENTS (CONTINUED)
applications, professional services for customer relationship management, converged voice and data networks and unified communication, multi-service networking products and product installation services. The Services segment represents maintenance, value-added and data services. The Connectivity Solutions segment represents structured cabling systems and electronic cabinets. The costs of shared services and other corporate center operations managed on a common basis represent business activities that do not qualify for separate operating segment reporting and are aggregated in the Corporate and other category.

    In the first quarter of fiscal 2001, the Company discontinued allocating costs of shared services and other corporate center operations managed outside of the operating segments. Operating income (loss) for the three months ended December 31, 2000 has been restated to reflect these costs in Corporate and other. Intersegment sales approximate fair market value and are not significant.

OPERATING SEGMENTS

                                                          THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                       -------------------------
                                                         2001             2000
                                                       --------         --------
                                                         (DOLLARS IN MILLIONS)
COMMUNICATIONS SOLUTIONS:
  Total revenue......................................    $663             $928
  Operating income...................................     109              227
SERVICES:
  Total revenue......................................    $508             $499
  Operating income...................................     284              243
CONNECTIVITY SOLUTIONS:
  Total revenue......................................    $135             $356
  Operating income (loss)............................     (27)              88

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

10. OPERATING SEGMENTS (CONTINUED)
RECONCILING ITEMS

    A reconciliation of the totals reported for the operating segments to the corresponding line items in the consolidated financial statements is as follows:

                                                             THREE MONTHS ENDED
                                                                DECEMBER 31,
                                                           -----------------------
                                                             2001           2000
                                                           --------       --------
                                                            (DOLLARS IN MILLIONS)
REVENUE
  Total operating segments...............................   $1,306         $1,783
  Corporate and other....................................       --              2
                                                            ------         ------
  Total revenue..........................................   $1,306         $1,785
                                                            ======         ======
OPERATING INCOME (LOSS)
  Total operating segments...............................   $  366         $  558
  Corporate and other:
    Business restructuring related expenses and start-up
      expenses...........................................       (6)           (59)
    Corporate and unallocated shared expenses............     (387)          (473)
                                                            ------         ------
      Total operating income (loss)......................   $  (27)        $   26
                                                            ======         ======

    Corporate and unallocated shared expenses include costs such as selling, research and development, marketing, information technology and finance that are not directly managed by or identified with the operating segments.

GEOGRAPHIC INFORMATION

                                                             THREE MONTHS ENDED
                                                                DECEMBER 31,
                                                           -----------------------
                                                             2001           2000
                                                           --------       --------
                                                            (DOLLARS IN MILLIONS)
REVENUE(1)
  U.S....................................................   $  944         $1,346
  International..........................................      362            439
                                                            ------         ------
    Total................................................   $1,306         $1,785
                                                            ======         ======

------------------------

(1) Revenue is attributed to geographic areas based on the location of customers.

CONCENTRATIONS

    No single customer accounted for more than 10% of the Company's revenue for the three months ended December 31, 2001. For the three months ended
December 31, 2000, sales to Avaya's largest distributor, which are included in Communications Solutions, were approximately 11% of the

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

10. OPERATING SEGMENTS (CONTINUED)
Company's revenue. Receivables from this distributor, including amounts outstanding under the line of credit described below, totaled $170 million and $198 million as of December 31, 2001 and September 30, 2001, respectively. As of December 31, 2001, $71 million and $99 million were included in receivables and other current assets, respectively. As of September 30, 2001, $117 million and $81 million were included in receivables and other current assets, respectively. Amounts recorded in receivables represent trade receivables due from this distributor on sales of products. Amounts recorded in other current assets represent receivables due from this distributor for maintenance services provided by the Company to the distributor's customers.

    During fiscal 2001, the Company granted a short-term line of credit for the purchase of Avaya products and services to this distributor. The credit line applies to certain unpaid and outstanding receivables and the maximum amount available under the credit agreement is $125 million. Outstanding amounts under the credit agreement, which expires in March 2002, are secured by the distributor's accounts receivable and inventory and accrue interest at an annual rate of 12%. Interest payments are due to the Company monthly. Upon the occurrence of an event of default, the Company has certain rights under the credit agreement, including, without limitation, the right to require the distributor to immediately assign the collateral to the Company to the extent borrowings under the credit agreement exceed $100 million. The Company may then require the parent company of the distributor to purchase up to $25 million of the assigned collateral. On or prior to the termination of this agreement, the distributor is required to obtain a collateralized commercial credit facility to replace the existing credit line and repay in full all amounts due under the credit line. As of December 31, 2001, the amount outstanding under the line of credit was $123 million, of which $56 million is included in receivables and $67 million is included in other current assets. The Company is currently in discussions with the distributor to restructure the agreement, but there can be no assurance that the Company will reach agreement on a restructured line of credit on terms favorable to the Company, or that the distributor will have obtained the necessary financing to satisfy its obligations under the line of credit on the March 31, 2002 expiration date.

11. TRANSACTIONS WITH LUCENT AND OTHER RELATED PARTY TRANSACTIONS

CONTRIBUTION AND DISTRIBUTION AGREEMENT

    In connection with the Distribution, the Company and Lucent executed and delivered the Contribution and Distribution Agreement and certain related agreements.

    Pursuant to the Contribution and Distribution Agreement, Lucent contributed to the Company substantially all of the assets, liabilities and operations associated with its enterprise networking businesses (the "Company's Businesses"). The Contribution and Distribution Agreement, among other things, provides that, in general, the Company will indemnify Lucent for all liabilities including certain pre-Distribution tax obligations of Lucent relating to the Company's Businesses and all contingent liabilities primarily relating to the Company's Businesses or otherwise assigned to the Company. In addition, the Contribution and Distribution Agreement provides that certain contingent liabilities not allocated to one of the parties will be shared contingent liabilities and borne 90% by Lucent and 10% by the Company. The Contribution and Distribution Agreement also provides that contingent liabilities in excess of $50 million that are primarily related to Lucent's businesses shall be borne 90% by Lucent

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

11. TRANSACTIONS WITH LUCENT AND OTHER RELATED PARTY TRANSACTIONS (CONTINUED) and 10% by the Company and contingent liabilities in excess of $50 million that are primarily related to the Company's business shall be borne equally by the parties.

    In addition, if the Distribution fails to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code because of an acquisition of the Company's stock or assets, or some other actions of the Company, then the Company will be solely liable for any resulting corporate taxes.

OTHER RELATED PARTY TRANSACTIONS

    Jeffrey A. Harris has been a director of Avaya since October 2000.
Mr. Harris is a member and senior managing director of Warburg Pincus LLC and a general partner of Warburg, Pincus & Co. Each of Warburg Pincus LLC and Warburg, Pincus & Co. is an affiliate of Warburg Pincus Equity Partners L.P. Mr. Harris was designated for election to the Company's board of directors by Warburg Pincus Equity Partners, L.P. and its affiliates pursuant to the terms of their equity investment in the Company. Henry B. Schacht has been a director of Avaya since September 2000. Mr. Schacht is currently on a leave of absence as a managing director and senior advisor of Warburg Pincus LLC.

12. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

    From time to time the Company is involved in legal proceedings arising in the ordinary course of business. Other than as described below, the Company believes there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

YEAR 2000 ACTIONS

    Three separate purported class action lawsuits are pending against Lucent, one in state court in West Virginia, one in federal court in the Southern District of New York and another in federal court in the Southern District of California. The case in New York was filed in January 1999 and, after being dismissed, was refiled in September 2000. The case in West Virginia was filed in April 1999 and the case in California was filed in June 1999, and amended in 2000 to include Avaya as a defendant. The Company may also be named a party to the other actions and, in any event, has assumed the obligations of Lucent for all of these cases under the Contribution and Distribution Agreement. All three actions are based upon claims that Lucent sold products that were not Year 2000 compliant, meaning that the products were designed and developed without considering the possible impact of the change in the calendar from December 31, 1999 to January 1, 2000. The complaints allege that the sale of these products violated statutory consumer protection laws and constituted breaches of implied warranties. A class has not been certified in any of the three cases and, to the extent a class is certified in any of the cases, the Company expects that class to constitute those enterprises that purchased the products in question. The complaints seek, among other remedies, compensatory damages, punitive damages and counsel fees in amounts that have not yet been specified. Although the Company believes that the outcome of these actions will not adversely affect its financial position, results of operations or cash flows, if these cases are not resolved in a timely manner, they will require expenditure of significant legal costs related to their defense.

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)
COUPON PROGRAM CLASS ACTION

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

    The above actions have been consolidated with other purported class actions filed against Lucent on behalf of its stockholders in January 2000 and are pending in the Federal District Court for the District of New Jersey. The Company understands that Lucent has filed a motion to dismiss the Fifth Consolidated Amended and Supplemental Class Action Complaint in the consolidated action. The plaintiffs allege that they were injured by reason of certain alleged false and misleading statements made by Lucent in violation of the federal securities laws. The consolidated cases were initially filed on behalf of stockholders of Lucent who bought Lucent common stock between October 26, 1999 and January 6, 2000, but the consolidated complaint was amended to include purported class members who purchased Lucent common stock up to November 21, 2000. A class has not yet been certified in the consolidated actions. The plaintiffs in all these stockholder class actions seek compensatory damages plus interest and attorneys' fees.

    Any liability incurred by Lucent in connection with these stockholder class action lawsuits may be deemed a shared contingent liability under the Contribution and Distribution Agreement and, as a result, the Company would be responsible for 10% of any such liability. All of these actions are in the early stages of litigation and an outcome cannot be predicted and, as a result, there can be no assurance that these cases will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

LICENSING MEDIATION

    In March 2001, a third party licensor made formal demand for alleged royalty payments which it claims the Company owes as a result of a contract between the licensor and the Company's predecessors, initially entered into in 1995, and renewed in 1997. The contract provides for mediation of disputes followed by binding arbitration if the mediation does not resolve the dispute. The licensor claims that the Company owes royalty payments for software integrated into certain of the Company's products. The licensor also alleges that the Company has breached the governing contract by not honoring a right of first refusal related to development of fax software for next generation products. The licensor has demanded arbitration of this matter, which the Company expects to occur within the next several months. At this point, an outcome in the arbitration proceeding cannot be predicted and, as a result, there can be no assurance that this case will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

REVERSE/FORWARD STOCK SPLIT COMPLAINTS

    In January 2002, a complaint was filed in the Court of Chancery of the State of Delaware against the Company seeking to enjoin it from effectuating a reverse stock split followed by a forward stock split described in its proxy statement for its 2002 Annual Meeting of Shareholders to be held on February 26, 2002. At the annual meeting, the Company is seeking the approval of its shareholders of each of three alternative transactions:

    - a reverse 1-for-30 stock split followed immediately by a forward 30-for-1 stock split of the Company's common stock;

    - a reverse 1-for-40 stock split followed immediately by a forward 40-for-1 stock split of the Company's common stock;

    - a reverse 1-for-50 stock split followed immediately by a forward 50-for-1 stock split of the Company's common stock.

    The complaint alleges, among other things, that the manner in which the Company plans to implement the transactions, as described in its proxy statement, violates certain aspects of Delaware law with regard to the treatment of fractional shares and that the description of the proposed transactions in the proxy statement is misleading to the extent it reflects such violations. The action purports to be a class action on behalf of all holders of less than 50 shares of the Company's common stock. The plaintiff is seeking, among other things, damages as well as injunctive relief enjoining the Company from effecting the transactions and requiring the Company to make corrective, supplemental disclosure. Although the transactions will be submitted to the Company's shareholders for approval at the annual meeting, this matter is in the early stages and the Company cannot provide assurance that this lawsuit will not impair its ability to implement any of the transactions upon obtaining such approval.

ENVIRONMENTAL MATTERS

    The Company is subject to a wide range of governmental requirements relating to employee safety and health and to the handling and emission into the environment of various substances used in its operations. The Company is subject to certain provisions of environmental laws, particularly in the U.S., governing the cleanup of soil and groundwater contamination. Such provisions impose liability for

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

12. COMMITMENTS AND CONTINGENCIES (CONTINUED) the costs of investigating and remediating releases of hazardous materials at currently or formerly owned or operated sites. In certain circumstances, this liability may also include the cost of cleaning up historical contamination, whether or not caused by the Company. The Company is currently conducting investigation and/or cleanup of known contamination at approximately five of its facilities either voluntarily or pursuant to government directives.

    It is often difficult to estimate the future impact of environmental matters, including potential liabilities. The Company has established financial reserves to cover environmental liabilities where they are probable and reasonably estimable. Reserves for estimated losses from environmental matters are, depending on the site, based primarily upon internal or third party environmental studies and the extent of contamination and the type of required cleanup. Although the Company believes that its reserves are adequate to cover known environmental liabilities, there can be no assurance that the actual amount of environmental liabilities will not exceed the amount of reserves for such matters or will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

CONDITIONAL REPURCHASE OBLIGATIONS

    Avaya sells products to various distributors that may obtain financing from unaffiliated third party lending institutions. In the event the lending institution repossesses the distributor's inventory of Avaya products, Avaya is obligated to repurchase such inventory from the lending institution. The repurchase amount is equal to the price originally paid to Avaya by the lending institution for the inventory. The Company's obligation to repurchase inventory from the lending institution terminates 180 days from the date of invoicing by Avaya to the distributor. During the three months ended December 31, 2001, there were no repurchases made by the Company under such agreements. There can be no assurance that the Company will not be obligated to repurchase inventory under these arrangements in the future.

13. SUBSEQUENT EVENTS

REVOLVING CREDIT FACILITIES

    In February 2002, the Company and the lenders under the Credit Facilities described in Note 8 amended the facilities ("Amended Credit Facilities"). Funds are available under the Amended Credit Facilities for general corporate purposes, the repayment of commercial paper obligations, and for acquisitions up to $150 million. The Amended Credit Facilities provide that in the event the Company's corporate credit rating falls below BBB- by Standard & Poor's or its long-term senior unsecured debt rating falls below Baa3 by Moody's, any borrowings under the Amended Credit Facilities will be secured, subject to certain exceptions, by security interests in the U.S. equipment, accounts receivable, inventory, and intellectual property rights of the Company and that of any of its subsidiaries guaranteeing its obligations under the Amended Credit Facilities as described below. Borrowings would also be secured by a pledge of the stock of certain of the Company's domestic subsidiaries and 65% of the stock of a foreign subsidiary. The security interests would be granted to the extent permitted by the indenture governing the LYONs and would be suspended in the event the Company's corporate credit rating was at least BBB by Standard & Poor's and its long-term senior unsecured debt rating was at least Baa2 by Moody's, in each case with a stable outlook. As described below, the Company's debt ratings have been recently downgraded and its long-term senior unsecured debt is currently rated Baa3 by Moody's, subject to review for further downgrade, and its corporate credit is currently rated BBB-

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

13. SUBSEQUENT EVENTS (CONTINUED)
by Standard & Poor's, with a negative outlook. Based on these long-term debt ratings, borrowings under the Amended Credit Facilities are currently unsecured.

    The Amended Credit Facilities also provide that up to $500 million of the net proceeds of offerings of debt securities and $200 million of the net proceeds of any real property financings must be used to reduce the commitments under the 364-day and five-year facilities on a pro rata basis. In addition, to the extent that the Company obtains proceeds from asset sales or dispositions at a time when the aggregate commitments under the Amended Credit Facilities exceed $850 million, the Company is required to use such proceeds to reduce the commitments under such facilities on a pro rata basis.

    Any current or future domestic subsidiaries (other than certain excluded subsidiaries) whose revenues constitute 5% or greater of the Company's consolidated revenues or whose assets constitute 5% or greater of the Company's consolidated total assets will be required to guarantee its obligations under the Amended Credit Facilities. There are no Avaya subsidiaries that currently meet these criteria.

    The Amended Credit Facilities also include negative covenants, including limitations on affiliate transactions, restricted payments and investments and advances. The Amended Credit Facilities also restrict the Company's ability and that of its subsidiaries to incur debt, subject to certain exceptions. The Company is permitted to use the Amended Credit Facilities to fund acquisitions in an aggregate amount not to exceed $150 million and can make larger acquisitions so long as the facilities are not used to fund the purchase price, no default under the facilities shall have occurred and be continuing or would result from such acquisition, and the Company shall be in compliance with the financial ratio test described below after giving pro forma effect to such acquisition.

    The Amended Credit Facilities require the Company to maintain a ratio of consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") to interest expense of three to one for each of the four quarter periods ending March 31, 2002, June 30, 2002 and September 30, 2002 and a ratio of four to one for each four quarter period thereafter. The Company is also required to maintain consolidated EBITDA of:

    - $20 million for the quarter ended March 31, 2002;

    - $80 million for the two quarter period ended June 30, 2002;

    - $180 million for the three quarter period ended September 30, 2002;

    - $300 million for the four quarter period ended December 31, 2002; and

    - $400 million for each four quarter period thereafter.

    For purposes of these calculations, the Company is permitted to exclude from the computation of consolidated EBITDA up to $163 million of restructuring charges, including asset impairment and other one time expenses to be taken no later than the fourth quarter of fiscal 2002. In addition, the Company may exclude certain business restructuring charges and related expenses taken in fiscal 2001.

    The Amended Credit Facilities provide, at the Company's option, for fixed interest rate and floating interest rate borrowings. Fixed rate borrowings under the facilities bear interest at a rate equal to (i) the greater of
(A) Citibank, N.A.'s base rate and (B) the federal funds rate plus 0.5% plus
(ii) a margin based on the Company's long-term senior unsecured debt rating (the "Applicable Margin"). Floating rate borrowings bear interest at a rate equal to the LIBOR rate plus the Applicable Margin

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

13. SUBSEQUENT EVENTS (CONTINUED)
and, if borrowings under a facility exceed 50% of the commitments under such facility, a utilization fee based on the Company's long-term senior unsecured debt rating (the "Applicable Utilization Fee"). Based on the Company's current long-term debt rating, the Applicable Margins for the 364-day credit facility and the five-year credit facility are 1.075% and 1.05%, respectively, and the Applicable Utilization Fee for both facilities is 0.25%.

DEBT RATINGS

    In January and February 2002, the Company's commercial paper and long-term debt ratings were downgraded as follows:

                                                          AS OF                        CURRENT RATINGS
                                                    DECEMBER 31, 2001   JANUARY 2002    FEBRUARY 2002
                                                    -----------------   ------------   ---------------
Moody's:
  Commercial paper................................  P-2                 P-2            P-3           (1)
  Long-term senior unsecured debt.................  Baa1                Baa2           Baa3          (1)
Standard & Poor's:
  Commercial paper................................  A-2       (2)       A-3(2)         A-3           (2)
  Long-term senior unsecured debt.................  BBB       (2)       BBB-(2)        BB+           (2)
  Corporate credit................................  BBB       (2)       BBB-(2)        BBB-          (2)

------------------------

(1) Subject to review for further downgrade.

(2) Includes a negative outlook.

CONNECTIVITY SOLUTIONS

    In February 2002, the Company announced that it has engaged Salomon Smith Barney to explore alternatives for the Company's Connectivity Solutions segment, including the possible sale of the business. The Connectivity Solutions segment markets (i) the SYSTIMAX-Registered Trademark- product line of structured cabling systems primarily to enterprises of various sizes for wiring phones, workstations, personal computers, local area networks and other communications devices through their buildings or across their campuses and (ii) the ExchangeMax-Registered Trademark- product line primarily to central offices of service providers, such as telephone companies or Internet service providers. Connectivity Solutions also offers electronic cabinets to enclose an enterprise's electronic devices and equipment. The Company's goal in exploring alternatives for Connectivity Solutions is to maximize its core business both by enhancing liquidity and by strengthening its focus on the higher growth opportunities for Avaya, including converged voice and data, unified communications, and customer relationship management. Connectivity Solutions comprised $1,322 million, or 19.5%, of the Company's total revenue in the fiscal year ended September 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

    The risks and uncertainties referred to above include, but are not limited to, price and product competition; rapid technological development; dependence on new product development; the successful introduction of new products; the mix of our products and services; customer demand for our products and services; the ability to successfully integrate acquired companies; control of costs and expenses; the ability to form and implement alliances; the ability to implement in a timely manner our restructuring plans; the economic, political and other risks associated with international sales and operations; U.S. and foreign government regulation; general industry and market conditions; growth rates and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and the impact of recent decreases in our revenue on our operating results, our credit ratings and our ability to access the financial markets.

    Our accompanying unaudited consolidated financial statements as of December 31, 2001 and for the three months ended December 31, 2001 and 2000, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission for interim financial statements, and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2001, including the more detailed discussion of risks facing our business described in the Form 10-K. In our opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated. Certain prior year amounts have been reclassified to conform to the current interim period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

OVERVIEW

    We are a leading provider of communications systems and software for enterprises, including businesses, government agencies and other organizations. We offer voice, converged voice and data, customer relationship management, messaging, multi-service networking and structured cabling products and services. Multi-service networking products are those products that support network infrastructures which carry voice, video and data traffic over any of the protocols, or set of procedures, supported by the Internet on local area and wide area data networks. A structured cabling system is a flexible cabling system designed to connect phones, workstations, personal computers, local area networks and other communications devices through a building or across one or more campuses. We are a worldwide leader in sales of messaging and structured cabling systems and a U.S. leader in sales of enterprise voice communications and call center systems. We are not a leader in multi-service networking products, and our product portfolio in this area is less complete than the portfolios of some of our competitors. In addition, we are not a leader in sales of certain converged voice and data products, including server-based Internet Protocol telephony systems. We are implementing a strategy focused on these and other advanced communications solutions.

    We report our operations in three segments: Communications Solutions, Services and Connectivity Solutions. The Communications Solutions segment represents our core business, which consists of our enterprise voice communications systems and software, communications applications, professional services for customer relationship management, converged voice and data networks and unified communication, multi-servicing networking products and product installation services. The Services segment represents our maintenance, value-added and data services. The Connectivity Solutions segment represents our structured cabling systems and our electronic cabinets. The costs of shared services and other corporate center operations managed on a common basis represent business activities that do not qualify for separate operating segment reporting and are aggregated in the corporate and other category. In the first quarter of fiscal 2001, we discontinued allocating costs of shared services and other corporate center operations managed outside of the operating segments. Operating income (loss) for the three months ended December 31, 2000 has been restated to reflect these costs in Corporate and other.

    Effective January 1, 2002, we implemented an internal reorganization of our company in which we will assess performance and allocate resources among four rather than three operating segments. The most significant component of this reorganization is that we will divide our Communications Solutions segment into two business reporting groups: Applications and Systems. Our objective is to give us the ability to understand and manage our product groups with greater precision, and to give investors better insight and visibility into what could roughly be viewed as the hardware versus software pieces of our business. Beginning in the second quarter of fiscal 2002, we will be reporting our financial data in the following operating segments: Applications, Systems, Connectivity Solutions and Services.

    We have been experiencing declines in revenue from our traditional business, enterprise voice communications products. We expect, based on various industry reports, a low growth rate in the market segments for these traditional products. We are implementing a strategy to capitalize on the higher growth opportunities in our market, including advanced communications solutions such as converged voice and data networks, customer relationship management solutions, unified communication applications and multi-service networking products. This strategy requires us to make a significant change in the direction and strategy of our company to focus on the development and sales of these advanced products. The success of this strategy, however, is subject to many risks, including the risks that:

    - we do not develop new products or enhancements to our current products on a timely basis to meet the changing needs of our customers;

    - customers do not accept our products or new technology, or industry standards develop that make our products obsolete; or

    - our competitors introduce new products before we do and achieve a competitive advantage by being among the first to market.

    Our traditional enterprise voice communications products and the advanced communications solutions described above are a part of our Communications Solutions segment. If we are unsuccessful in implementing our strategy, the contribution to our results from Communications Solutions may decline, reducing our overall profitability, thereby requiring a greater need for external capital resources.

    In addition, the economic slowdown that began in the first half of calendar 2001, particularly in the U.S., which was exacerbated by the events of September 11, 2001 and the aftermath of such events, has had and continues to have an adverse effect on our operating results. Our revenue for the quarter ended December 31, 2001 was $1,306 million, a decrease of 26.8%, or $479 million from $1,785 million for the quarter ended December 31, 2000 and a sequential decrease of 9.4%, or $136 million from $1,442 million for the quarter ended September 30, 2001. In addition, our revenue may decline sequentially for the quarter ending March 31, 2002 compared to the quarter ended December 31, 2001. If the global economy, and in particular the U.S. economy, does not improve, our revenues and operating results will continue to be adversely affected or we may not be able to comply with the financial covenants included in our amended credit facilities, as described in "--Liquidity and Capital Resources."

    In addition to the decline in revenue from our traditional enterprise voice communications products, the economic slowdown has been an important factor in the significant decrease in revenues from our Connectivity Solutions segment over the last two quarters. Revenue from Connectivity Solutions for the quarter ended December 31, 2001 was $135 million, a decrease of 62.1%, or $221 million from $356 million for the quarter December 31, 2000 and a sequential decrease of 33.5%, or $68 million, from $203 million for the quarter ended September 30, 2001.

    In February 2002, we announced that the Company has engaged Salomon Smith Barney to explore alternatives for our Connectivity Solutions segment, including the possible sale of the business. The Connectivity Solutions segment markets
(i) the SYSTIMAX-Registered Trademark- product line of structured cabling systems primarily to enterprises of various sizes for wiring phones, workstations, personal computers, local area networks and other communications devices through their buildings or across their campuses and (ii) the ExchangeMax-Registered Trademark- product line primarily to central offices of service providers, such as telephone companies or Internet service providers. Connectivity Solutions also offers electronic cabinets to enclose an enterprise's electronic devices and equipment. Our goal in exploring alternatives for Connectivity Solutions is to maximize our core business both by enhancing liquidity and by strengthening our focus on the higher growth opportunities for Avaya, including converged voice and data, unified communications, and customer relationship management. Connectivity Solutions comprised $1,322 million, or 19.5%, of our total revenue in the fiscal year ended September 30, 2001

    Effective October 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their remaining useful lives. In connection with the adoption of SFAS 142, we reviewed the classification of our existing goodwill and other intangible assets, reassessed the useful lives previously assigned to other intangible assets, and discontinued amortization of goodwill. During the remainder of fiscal 2002, we will complete a transitional review of our goodwill for impairment. Losses, if any, that are identified as a result of this transitional review will be recorded as a change in accounting principle. Any such losses that are recorded after the transitional review will be identified as a separate line item in income from operations. See our "Results of Operations" discussion noted below for the impact on selling, general and administrative expense associated with adopting SFAS 142.

    For the three months ended December 31, 2000, we reported net income of $16 million and $0.03 for both basic and diluted earnings per share. If we had adopted SFAS 142 in the beginning of the first quarter of fiscal 2001 and discontinued goodwill amortization, which amounted to $8 million, net of tax during this period, on a pro forma basis net income would have been $24 million and basic and diluted earnings per share would have been $0.06.

    The following table sets forth the allocation of our revenue among our operating segments, expressed as a percentage of total revenue, excluding corporate and other revenue:

                                                          THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
OPERATING SEGMENTS:
  Communications Solutions..............................    50.8%      52.0%
  Services..............................................    38.9       28.0
  Connectivity Solutions................................    10.3       20.0
                                                           -----      -----
    Total...............................................   100.0%     100.0%
                                                           =====      =====

SEPARATION FROM LUCENT TECHNOLOGIES INC.

    On September 30, 2000, under the terms of a Contribution and Distribution Agreement between Lucent and us, Lucent contributed its enterprise networking business to us and distributed all of the outstanding shares of our capital stock to its stockholders. We refer to these transactions as the contribution and the distribution, respectively. We had no material assets or activities until the contribution, which occurred immediately prior to the distribution. Lucent conducted such businesses through various divisions and subsidiaries. Following the distribution, we became an independent public company, and Lucent no longer has a continuing stock ownership interest in us. Prior to the distribution, we entered into several agreements with Lucent in connection with, among other things, intellectual property, interim services and a number of ongoing commercial relationships, including product supply arrangements. The interim services agreement set forth charges generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, but without any profit. With limited exceptions, these interim services expired on March 31, 2001. The pricing terms for goods and services covered by the commercial agreements reflect current market prices at the time of the transaction.

BUSINESS RESTRUCTURING RESERVE AND RELATED EXPENSES

    We recorded business restructuring charges in fiscal 2000 related to our separation from Lucent and in fiscal 2001 related to the outsourcing of certain manufacturing facilities and the acceleration of our restructuring plan that was originally adopted in fiscal 2000 to improve profitability and business performance as a stand-alone company. The following table summarizes the status of our business restructuring reserve and related expenses as of and for the three months ended December 31, 2001:

                                     BUSINESS RESTRUCTURING RESERVE                 OTHER RELATED EXPENSES
                         ------------------------------------------------------   --------------------------   TOTAL BUSINESS
                          EMPLOYEE       LEASE                   TOTAL BUSINESS                                RESTRUCTURING
                         SEPARATION   TERMINATION   OTHER EXIT   RESTRUCTURING       ASSET      INCREMENTAL     AND RELATED
                           COSTS      OBLIGATIONS     COSTS         RESERVE       IMPAIRMENTS   PERIOD COSTS      EXPENSES
                         ----------   -----------   ----------   --------------   -----------   ------------   --------------
                                                                (DOLLARS IN MILLIONS)
Balance as of
  September 30, 2001...     $ 96          $ 78          $ 5           $179         $      --        $--             $179
Expenses...............       --            --           --             --                --          6                6
Cash payments..........      (21)          (20)          (1)           (42)               --         (6)             (48)
                            ----          ----          ---           ----         ---------        ---             ----
Balance as of
  December 31, 2001....     $ 75          $ 58          $ 4           $137         $      --        $--             $137
                            ====          ====          ===           ====         =========        ===             ====

    Employee separation costs included in the business restructuring reserve were made through lump sum payments, although certain union-represented employees elected to receive a series of payments extending over a period of up to two years from the date of departure. Payments to employees who elected to receive severance through a series of payments will extend through 2003. This workforce reduction was substantially completed at the end of fiscal 2001. The charges for lease termination obligations, which consisted of real estate and equipment leases, included approximately 2.8 million square feet of excess space of which we have vacated 667,000 square feet as of December 31, 2001. Payments on lease termination obligations will be substantially completed by 2003 because, in certain circumstances, the remaining lease payments were less than the termination fees.

    In the first quarter of fiscal 2002, we recorded $6 million of other related expenses primarily associated with our outsourcing of certain manufacturing facilities. In the first quarter of fiscal 2001, we recorded $23 million of other related expenses associated with our separation from Lucent related primarily to computer system transition costs such as data conversion activities, asset transfers, and training. In addition, we recorded $36 million in selling, general and administrative expenses for additional start-up activities during the first quarter of fiscal 2001 largely resulting from marketing costs associated with continuing to establish the Avaya brand.

    During the remainder of fiscal 2002, we expect to incur additional period costs of approximately $17 million and $23 million related to our outsourcing of certain of our manufacturing facilities and our accelerated restructuring program, respectively. We are also considering other restructuring actions to be taken in fiscal 2002 designed to yield additional cost savings. Our amended credit facilities permit us to exclude from the computation of certain financial ratios up to $163 million of restructuring charges, including asset impairment and other one time expenses to be taken no later than the fourth quarter of fiscal 2002. We expect to fund these expenses through a combination of debt and internally generated funds.

OUTSOURCING OF CERTAIN MANUFACTURING FACILITIES

    In connection with the five-year strategic manufacturing agreement to outsource most of the manufacturing of our communications systems and software, we have received substantially all of the $200 million in proceeds for assets transferred to Celestica Inc. We deferred $100 million of these proceeds, which are being recognized on a straight-line basis over the term of the agreement. As of December 31, 2001, the unamortized portion of these proceeds amounted to $20 million in other current liabilities and $66 million in other liabilities. The remaining phases of the transaction, which included closing of the Shreveport, Louisiana facility, were completed in the first quarter of fiscal 2002.

    We believe that outsourcing our manufacturing will allow us to improve our cash flow over the next few years through a reduction of inventory and reduced capital expenditures.

    As a result of the contract manufacturing transaction, Celestica exclusively manufactures substantially all of our Communications Solutions products at various facilities in the U.S. and Mexico. We are not obligated to purchase products from Celestica in any specific quantity, except as we outline in forecasts or orders for products required to be manufactured by Celestica. In addition, we may be obligated to purchase certain excess inventory levels from Celestica that could result from our actual sales of product varying from forecast. Our outsourcing agreement with Celestica results in a concentration that, if suddenly eliminated, could have an adverse effect on our operations. While we believe that alternative sources of supply would be available, disruption of our primary source of supply could create a temporary, adverse effect on product shipments. There is no other significant concentration of business transacted with a particular supplier that could, if suddenly eliminated, have a material adverse affect on our financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

    The following table sets forth line items from our Consolidated Statements of Operations as a percentage of revenue for the periods indicated:

                                                                 THREE MONTHS ENDED
                                                                    DECEMBER 31,
                                                              -------------------------
                                                                2001             2000
                                                              --------         --------
Revenue.....................................................   100.0%           100.0%
Costs.......................................................    60.4             57.6
                                                               -----            -----
Gross margin................................................    39.6             42.4
                                                               -----            -----

Operating expenses:
  Selling, general and administrative.......................    32.0             31.8
  Business restructuring related expenses...................     0.5              1.3
  Research and development..................................     9.2              7.8
                                                               -----            -----
Total operating expenses....................................    41.7             40.9
                                                               -----            -----
Operating income (loss).....................................    (2.1)             1.5
Other income, net...........................................     0.5              0.5
Interest expense............................................    (0.7)            (0.6)
Provision (benefit) for income taxes........................    (0.8)             0.5
                                                               -----            -----
Net income (loss)...........................................    (1.5)%            0.9%
                                                               =====            =====

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED
  DECEMBER 31, 2000

    The following table shows the change in revenue, both in dollars and in percentage terms:

                                                      THREE MONTHS ENDED
                                                         DECEMBER 31,                CHANGE
                                                   -------------------------   -------------------
                                                     2001             2000        $          %
                                                   --------         --------   --------   --------
                                                                        (DOLLARS IN MILLIONS)
Communications Solutions.........................   $  663           $  928     $(265)      (28.6)%
Services.........................................      508              499         9         1.8
Connectivity Solutions...........................      135              356      (221)      (62.1)
                                                    ------           ------     -----
  Total operating segments.......................    1,306            1,783      (477)      (26.8)
Corporate and other..............................       --                2        (2)     (100.0)
                                                    ------           ------     -----
  Total..........................................   $1,306           $1,785     $(479)      (26.8)%
                                                    ======           ======     =====

    REVENUE. Revenue decreased 26.8%, or $479 million, from $1,785 million for the first quarter of fiscal 2001, to $1,306 million for the same period in fiscal 2002 due to a decrease in the Communications Solutions and Connectivity Solutions segments, offset slightly by an increase in the Services segment revenues. The overall reduction in revenue was mainly attributable to the continued economic deterioration in the technology sector that resulted in decreased demand for telephony equipment and related products. Slower economic activity led to widespread layoffs, high vacancy rates in commercial real estate, and a slowdown in business start-ups, each of which had a negative impact on our revenues.

    The decrease in the Communications Solutions segment was largely due to a decline in customer purchases of $144 million in enterprise voice communications systems, a $55 million decrease in communications applications primarily driven by a reduction in messaging systems, many of which are sold with voice systems, and customer relationship management product sales, a $36 million decrease in data products and a $25 million decrease in installation revenue as a result of the reduction in product sales. The economic downturn in the U.S. contributed to a slowdown of sales volume in both data and telephony switch markets as companies found themselves with sufficient capacity in their networks to meet the needs of a reduced workforce. In addition, due to the uncertain economic climate and reduced revenue and profit expectations of many businesses, expansion and relocation plans were placed on hold, which negatively impacted our traditional voice and data sales and related messaging products, as well as our customer relationship management solutions. Within the Connectivity Solutions segment, revenues from our SYSTIMAX-Registered Trademark- structured cabling systems for enterprises declined by $95 million, sales of our ExchangeMAX-Registered Trademark- cabling for service providers declined by $90 million, and electronic cabinets revenues declined by $44 million. The key drivers behind the sharp decline in SYSTIMAX revenues were the high vacancy rates of commercial real estate in the U.S. and a decrease in office moves, additions and changes. Sales of our ExchangeMAX cabling and electronic cabinets dropped significantly as our customers deferred capital spending and concentrated on extracting maximum value from existing systems. Our Services segment revenues increased marginally as a result of an increase in value-added services of $17 million, as well as an increase of $3 million in data services revenues with the majority of these increases coming from our international operations. These increases were somewhat offset by a decline of $9 million in maintenance revenues stemming mostly from within the U.S.

    Revenue within the U.S. decreased 29.9%, or $402 million, from $1,346 million for the first quarter of fiscal 2001 to $944 million for the same period in fiscal 2002. This decrease was primarily due to decreases of $205 million in Communications Solutions, $188 million in Connectivity Solutions and $8 million in Services. Outside the U.S., revenue decreased 17.5%, or $77 million, from $439 million for the first quarter of fiscal 2001 to $362 million for the same period in fiscal 2002. This decrease is primarily due to declines of $60 million in Communications Solutions and $33 million in Connectivity Solutions partially offset by an increase of $17 million in Services revenue. Revenue outside the U.S. in the first quarter of fiscal 2002 represented 27.7% of revenue compared with 24.6% in the same period of fiscal 2001.

    COSTS AND GROSS MARGIN. Total costs decreased 23.2%, or $239 million, from $1,028 million for the first quarter of fiscal 2001 to $789 million for the same period in fiscal 2002. Gross margin percentage decreased 2.8% from 42.4% in the first quarter of fiscal 2001 as compared with 39.6% in the same period of fiscal 2002. The decrease in gross margin was attributed mainly to the Connectivity Solutions segment which experienced a sharp decline in sales volumes while factory costs remained relatively fixed. This segment's gross margin experienced additional pressure due to aggressive discounting aimed at stimulating sales in a market negatively impacted by economic conditions. The Communications Solutions and Services segments also experienced some decline in gross margin, although to a much lesser extent than the Connectivity Solutions segment, due to factors including volume, discount and product mix.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses decreased 26.4%, or $150 million, from $568 million for the first quarter of fiscal 2001 to $418 million for the same period of fiscal 2002. The decrease was primarily due to savings associated with our business restructuring plan including lower staffing levels and terminated real estate lease obligations. In addition, during the first quarter of fiscal 2001, we incurred higher incentive compensation expense and start-up expenses of $36 million related to establishing independent operations. These start-up expenses were comprised primarily of marketing costs associated with establishing our brand.

    Amortization of intangible assets included in SG&A in the first quarter of fiscal 2002 amounted to $9 million, compared with $6 million in the first quarter of fiscal 2001. In connection with adopting SFAS 142, we did not record any goodwill amortization in the first quarter of fiscal 2002 as compared with $8 million of goodwill amortization included in SG&A for the first quarter of fiscal 2001.

    BUSINESS RESTRUCTURING RELATED EXPENSES. Business restructuring related expenses of $6 million in the first quarter of fiscal 2002 represent expenses associated primarily with the outsourcing of certain of our manufacturing facilities. The $23 million of expenses in the first quarter of fiscal 2001 represent incremental period costs associated with our separation from Lucent related primarily to computer system transition costs such as data conversion activities, asset transfers and training.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses decreased 14.3%, or $20 million, from $140 million in the first quarter of fiscal 2001 to $120 million in the same quarter of fiscal 2002. Although R&D spending decreased, our investment in R&D as a percentage of revenue increased from 7.8% to 9.2% which supports our plan to shift spending to high growth areas of our business and reduce spending on more mature product lines. This investment is also consistent with our target to spend an amount equal to approximately 8% to 10% of our total revenue in R&D by the end of fiscal 2003.

    OTHER INCOME, NET. Other income, net decreased from $9 million in the first quarter of fiscal 2001 to $6 million in the same period of fiscal 2002. In both periods, interest income earned on cash balances accounts for the majority of other income.

    INTEREST EXPENSE. Interest expense remained relatively flat from the first quarter of fiscal 2001 at $10 million compared with $9 million in the same period of fiscal 2002. The decrease in interest expense is due to a lesser amount of outstanding commercial paper carrying a lower interest rate partially offset by a higher average outstanding debt balance attributable to borrowings associated with the issuance of our Liquid Yield Option-TM- Notes due 2021 ("LYONs") in the first quarter of fiscal 2002.

    PROVISION (BENEFIT) FOR INCOME TAXES. The effective tax rate in the first quarter of fiscal 2002 was a benefit of 35.0% as compared with an expense of 38.0% in the first quarter of fiscal 2001. The change in the effective tax rate is primarily due to our adoption of SFAS 142, which had a favorable impact because the effective tax rate calculation for the first quarter of fiscal 2002 excludes nondeductible goodwill while the calculation for the first quarter of fiscal 2001 does not. In addition, a change in the earnings mix generated increased earnings from outside the U.S. in jurisdictions that have lower income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

STATEMENT OF CASH FLOWS DISCUSSION

    Avaya's cash and cash equivalents increased to $252 million at December 31, 2001, from $250 million at September 30, 2001. The increase resulted from $122 million of net cash provided by financing activities, partially offset by $92 million and $26 million of net cash used for operating and investing activities, respectively.

    Our net cash used for operating activities was $92 million for the three months ended December 31, 2001 compared with net cash provided by operating activities of $58 million for the same period in fiscal 2001. Net cash used for operating activities for the three months ended December 31, 2001 was composed of a net loss of $20 million adjusted for non-cash items of $69 million, and net cash used for changes in operating assets and liabilities of $141 million. Net cash used for operating activities is mainly attributed to cash payments made on our accounts payable and other short term liabilities. In addition, usage of cash also resulted from payments made for our business restructuring related activities resulting from our separation from Lucent, our outsourcing of certain manufacturing facilities and the acceleration of our restructuring plan. Furthermore, we reduced our payroll related liabilities and advance billings and deposits. These changes were partially offset by receipts of cash on amounts due from our customers. For the first quarter in fiscal 2001, net cash provided by operating activities of $58 million was comprised of net income of $16 million adjusted for non-cash charges of

$134 million, and net cash used for changes in operating assets and liabilities of $92 million. Net cash used for operating assets and liabilities was primarily attributed to cash receipts for our accounts receivables and an increase in our payroll related liabilities, offset by a reduction in our advance billings and deposits, cash payments made on our accounts payable, business restructuring and start-up activities, and an increase in our work in process and raw materials inventory.

    Days sales outstanding in accounts receivable for the first quarter of fiscal 2002, excluding the effect of the securitization transaction discussed below, was 96 days versus 95 days for the fourth quarter of fiscal 2001. This level of days sales outstanding is primarily attributable to transition issues resulting from the consolidation of our customer collection facilities. Days sales of inventory on-hand for the first quarter of fiscal 2002 were 73 days versus 70 days for the fourth quarter of fiscal 2001. This increase is primarily due to lower than expected sales volumes.

    Our net cash used for investing activities was $26 million for the three months ended December 31, 2001 compared with $116 million for the same period in fiscal 2001. The usage of cash in both periods resulted primarily from capital expenditures. The first quarter of fiscal 2002 included payments made for the renovation of our corporate headquarters facility and upgrading our information technology systems. Capital expenditures in the first quarter of fiscal 2001 is due mainly to Avaya establishing itself as a stand-alone entity, including information technology upgrades and corporate infrastructure expenditures.

    Net cash provided by financing activities was $122 million for the three months ended December 31, 2001 compared with $329 million for the same period in fiscal 2001. Cash flows from financing activities in the current period were mainly due to $447 million in proceeds from the issuance of LYONs convertible debt, net of payments for debt issuance costs, partially offset by $131 million of net payments for the retirement of commercial paper and a $200 million repayment on the five-year credit facility. Net cash provided by financing activities in the first quarter of fiscal 2001 was mainly due to the receipt of $400 million in proceeds from the sale of our Series B convertible participating preferred stock and warrants to purchase our common stock described below, partially offset by $76 million of net payments for the retirement of commercial paper.

DEBT RATINGS

    Our ability to obtain external financing is affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. In January and February 2002, our commercial paper and long-term debt ratings were downgraded as follows:

                                                          AS OF                        CURRENT RATINGS
                                                    DECEMBER 31, 2001   JANUARY 2002    FEBRUARY 2002
                                                    -----------------   ------------   ---------------
Moody's:
  Commercial paper................................  P-2                 P-2            P-3           (1)
  Long-term senior unsecured debt.................  Baa1                Baa2           Baa3          (1)
Standard & Poor's:
  Commercial paper................................  A-2       (2)       A-3(2)         A-3           (2)
  Long-term senior unsecured debt.................  BBB       (2)       BBB-(2)        BB+           (2)
  Corporate credit................................  BBB       (2)       BBB-(2)        BBB-          (2)

------------------------

(1) Subject to review for further downgrade.

(2) Includes a negative outlook.

    Any increase in our level of indebtedness or deterioration of our operating results may cause a further reduction in our current debt ratings. A further reduction in our current long-term debt rating by Moody's or Standard & Poor's could affect our ability to access the long-term debt markets, significantly increase our cost of external financing, and result in additional restrictions on the way we operate and finance our business. In particular, you should review carefully the description of the impact of our current debt ratings and any future downgrade of those ratings on certain of our financing sources, as described under "--COMMERCIAL PAPER PROGRAM," "--REVOLVING CREDIT FACILITIES," and "--SECURITIZATION OF ACCOUNTS RECEIVABLE."

    A security rating by the major credit rating agencies is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the rating agencies. Each rating should be evaluated independently of any other rating.

COMMERCIAL PAPER PROGRAM

    We have established a commercial paper program pursuant to which we may issue up to $1.25 billion of commercial paper at market interest rates. Interest rates on our commercial paper obligations are variable due to their short-term nature. The weighted average yield and maturity period for the $301 million and $432 million of commercial paper outstanding as of December 31, 2001 and September 30, 2001, were approximately 3.4% and 3.9% and 87 days and 62 days, respectively. As of December 31, 2001, $37 million of the outstanding commercial paper was classified as long-term debt in the Consolidated Balance Sheet since it is supported by the five-year credit facility described below and it is our intent to refinance it with other debt on a long-term basis. As of September 30, 2001, the entire amount of commercial paper was classified as long-term debt.

    Our commercial paper has been recently downgraded and is currently rated P-3 by Moody's, subject to review for further downgrade, and A-3 by Standard & Poor's, with a negative outlook. These recent downgrades make it very difficult, if not impossible, for us to access the commercial paper market, which has been our primary source of liquidity in the past. As a result of the impact of these ratings downgrades on our ability to issue commercial paper, in February 2002, we borrowed $300 million under our five-year credit facility to repay commercial paper obligations. As of February 13, 2002, approximately $26 million of our commercial paper remains outstanding. Such obligations mature through May 2002 and we expect to repay these remaining obligations with available cash or other short-term or long-term debt.

REVOLVING CREDIT FACILITIES

    We have two unsecured revolving credit facilities (the "Credit Facilities") with third party financial institutions consisting of a $400 million 364-day credit facility that expires in August 2002 and an $850 million five-year credit facility that expires in September 2005. No amounts were drawn down under either credit facility as of December 31, 2001, although in February 2002 we borrowed $300 million under the five-year credit facility in order to repay maturing commercial paper obligations. In September 2001, we borrowed $200 million under the five-year credit facility and used the proceeds to repay maturing commercial paper. The borrowing carried a fixed interest rate of approximately 3.5% and was repaid in October 2001 using proceeds from the issuance of commercial paper. The September 2001 borrowing under the credit facility was necessitated by disruptions in the commercial paper markets as a result of the September 11 terrorist attacks.

    In February 2002, we and the lenders under our Credit Facilities amended the facilities ("Amended Credit Facilities"). Funds are available under the Amended Credit Facilities for general corporate purposes, the repayment of commercial paper obligations, and for acquisitions up to $150 million. The Amended Credit Facilities provide that in the event our corporate credit rating falls below BBB- by Standard & Poor's or our long-term senior unsecured debt rating falls below Baa3 by Moody's, any borrowings under the Amended Credit Facilities will be secured, subject to certain exceptions, by security interests in our U.S. equipment, accounts receivable, inventory, and intellectual property rights and that of any of our subsidiaries guaranteeing our obligations under the Amended Credit Facilities as described below. Borrowings would also be secured by a pledge of the stock of certain of our domestic subsidiaries and 65% of the stock of a foreign subsidiary. The security interests would be granted to the extent permitted by the indenture governing the LYONs and would be suspended in the event our corporate credit rating was at least BBB by Standard & Poor's and our long-term senior unsecured debt rating was a least Baa2 by Moody's, in each case with a stable outlook. Our debt ratings have been recently downgraded and our long-term senior unsecured debt is currently rated Baa3 by Moody's, subject to review for further downgrade, and our corporate credit is currently rated BBB- by Standard & Poor's, with a negative outlook. Based on these long-term debt ratings, borrowings under the Amended Credit Facilities are currently unsecured.

    The Amended Credit Facilities also provide that up to $500 million of the net proceeds of offerings of debt securities and $200 million of the net proceeds of any real property financings must be used to reduce the commitments under the 364-day and five-year facilities on a pro rata basis. In addition, to the extent that we obtain proceeds from asset sales or dispositions at a time when the aggregate commitments under the Amended Credit Facilities exceed
$850 million, we are required to use such proceeds to reduce the commitments under such facilities on a pro rata basis.

    Any current or future domestic subsidiaries (other than certain excluded subsidiaries) whose revenues constitute 5% or greater of our consolidated revenues or whose assets constitute 5% or greater of our consolidated total assets will be required to guarantee our obligations under the Amended Credit Facilities. None of our subsidiaries currently meet these criteria.

    The Amended Credit Facilities also include negative covenants, including limitations on affiliate transactions, restricted payments and investments and advances. The Amended Credit Facilities also restrict our ability and that of our subsidiaries to incur debt, subject to certain exceptions. We are permitted to use the Amended Credit Facilities to fund acquisitions in an aggregate amount not to exceed $150 million and can make larger acquisitions so long as the facilities are not used to fund the purchase price, no default under the facilities shall have occurred and be continuing or would result from such acquisition, and we shall be in compliance with the financial ratio described below after giving pro forma effect to such acquisition.

    The Amended Credit Facilities require us to maintain a ratio of consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") to interest expense of three to one for each of the four quarter periods ending March 31, 2002, June 30, 2002 and September 30, 2002 and a ratio of four to one for each four quarter period thereafter. We are also required to maintain consolidated EBITDA of:

    - $20 million for the quarter ended March 31, 2002;

    - $80 million for the two quarter period ended June 30, 2002;

    - $180 million for the three quarter period ended September 30, 2002;

    - $300 million for the four quarter period ended December 31, 2002; and

    - $400 million for each four quarter period thereafter.

    For purposes of these calculations, we are permitted to exclude from the computation of consolidated EBITDA up to $163 million of restructuring charges, including asset impairment and other one time expenses to be taken no later than the fourth quarter of fiscal 2002. These charges are attributable to actions we may take in fiscal 2002 in order to improve our profitability. In addition, we may exclude certain business restructuring charges and related expenses taken in fiscal 2001.

    While we believe we will be able to meet these financial covenants, our revenues have been declining and any further decline in revenues may affect our ability to meet these financial covenants in the future.

    The Amended Credit Facilities provide, at our option, for fixed interest rate and floating interest rate borrowings. Fixed rate borrowings under the facilities bear interest at a rate equal to (i) the greater of (A) Citibank, N.A.'s base rate and (B) the federal funds rate plus 0.5% plus (ii) a margin based on our long-term senior unsecured debt rating (the "Applicable Margin"). Floating rate borrowings bear interest at a rate equal to the LIBOR rate plus the Applicable Margin and, if borrowings under a facility exceed 50% of the commitments under such facility, a utilization fee based on our long-term senior unsecured debt rating (the "Applicable Utilization Fee"). Based on our current long-term debt rating, the Applicable Margins for the 364-day credit facility and the five-year credit facility are 1.075% and 1.05%, respectively, and the Applicable Utilization Fee for both facilities is 0.25%.

SECURITIZATION OF ACCOUNTS RECEIVABLE

    We entered into a receivables purchase agreement in June 2001 and transferred a designated pool of qualified trade accounts receivable to a special purpose entity ("SPE"), which in turn sold an undivided ownership interest to an unaffiliated financial institution for cash proceeds of $200 million. The financial institution is an affiliate of Citibank, N.A., a lender and the agent for the other lenders under our revolving credit facilities. We, through the SPE, have a retained interest in a portion of these receivables, and the financial institution has no recourse to our other assets, stock or other securities for failure of customers to pay when due. The assets of the SPE are not available to pay our creditors. Collections of receivables are used by the financial institution to purchase, from time to time, new interests in receivables up to an aggregate of $200 million. The receivables purchase agreement expires in June 2002, but may be extended through June 2004 with the financial institution's consent.

    We had a retained interest of $174 million and $153 million as of December 31, 2001 and September 30, 2001, respectively, in the SPE's designated pool of qualified accounts receivable representing collateral for the sale.

    We are subject to certain receivable collection ratios, among other covenants contained in the receivables purchase agreement. In October 2001, the financial institution participating in the agreement granted us a waiver from a covenant that measures the ratio of certain unpaid receivables as a percentage of the aggregate outstanding balance of all designated receivables. The waiver effectively increased the ratio required by the covenant for each of the individual months of September through December 2001, and required compliance with the original ratio thereafter. As of December 31, 2001, we were in compliance with such covenants, although in January 2002 the financial institution waived our obligation to comply with the required ratio for the month of January 2002. We will be required to comply with the original ratio for the month of February 2002 and thereafter.

    The receivables purchase agreement initially required that our long-term senior unsecured debt be rated at least BBB- by Standard & Poor's and Baa3 by Moody's. In February 2002, the agreement was amended to lower these ratings triggers to BB+ by Standard & Poor's and Ba1 by Moody's through March 15, 2002, at which time the required ratings will revert back to BBB- by Standard & Poor's and Baa3 by Moody's. Our long-term senior unsecured debt has been recently downgraded and is currently rated Baa3 by Moody's, subject to review for further downgrade, and BB+ by Standard & Poor's, with a negative outlook.

    We are currently in discussions with the financial institution participating in the receivables purchase agreement to restructure the agreement to address, among other things, the collection ratio and the ratings trigger. If we do not reach agreement with the financial institution on a restructuring of the agreement, and (i) we are unable to maintain the required ratio described above for the month of February 2002 or for any month thereafter, or (ii) our long-term senior unsecured debt is not rated at least BBB- by Standard & Poor's and Baa3 by Moody's after March 15, 2002, the financial institution will be able to exercise its rights under the agreement, including an early termination of the agreement. Upon the expiration, or in the event of an early termination, of the agreement, purchases of interests in receivables by the financial institution under the agreement will cease and collections on receivables constituting the designated pool, including to the extent necessary, those receivables comprising the retained interest, will be used to pay down the financial institution's $200 million investment under the agreement. If payment were made using collections from the retained interest, such amounts would then be unavailable to us for general corporate purposes and we may need to incur additional debt to fund the shortfall in working capital resulting from this usage.

PREFERRED STOCK INVESTMENT

    We have sold to Warburg, Pincus Equity Partners, L.P. and related investment funds (collectively, the "Warburg Funds") four million shares of our Series B convertible participating preferred stock and warrants to purchase our common stock for an aggregate purchase price of $400 million. This initial liquidation value will accrete for the first 10 years beginning in October 2000 at an annual rate of 6.5% and 12% thereafter, compounded quarterly. For first quarter of fiscal 2002, accretion of the Series B preferred stock was $7 million, resulting in a liquidation value of $434 million as of December 31, 2001. The total number of shares of common stock into which the Series B preferred stock are convertible is determined by dividing the liquidation value in effect at the time of conversion by the conversion price. Based on a conversion price of $26.71, the Series B preferred stock is convertible into 16,232,630 shares of our common stock as of December 31, 2001.

    The warrants have an exercise price of $34.73 and are exercisable in two allotments. Warrants exercisable for 6,883,933 shares of common stock have a four-year term expiring on October 2, 2004, and warrants exercisable for 5,507,146 shares of common stock have a five-year term expiring on October 2, 2005. During the period from May 24, 2001 until October 2, 2002, if the market price of our common stock exceeds 200%, in the case of the four-year warrants, and 225%, in the case of the five-year warrants, of the exercise price of the warrants for 20 consecutive trading days, we can force the exercise of up to 50% of the four-year and the five-year warrants, respectively.

    Beginning in October 2003, 50% of the amount accreted for the year may be paid in cash as a dividend on a quarterly basis at our option. From
October 2005 through September 2010, we may elect to pay 100% of the amount accreted for the year as a cash dividend on a quarterly basis. The liquidation value calculated on each quarterly dividend payment date, which includes the accretion for the dividend period, will be reduced by the amount of any cash dividends paid. Following the tenth anniversary of October 2010, we will pay quarterly cash dividends at an annual rate of 12% of the then accreted liquidation value of the Series B preferred stock, compounded quarterly. The Series B preferred shares also participate, on an as-converted basis, in dividends paid on our common stock.

    A beneficial conversion feature would exist if the conversion price for the Series B preferred stock or warrants was less than the fair value of our common stock at the commitment date. The beneficial conversion features, if any, associated with dividends paid in-kind, where it is our option to pay dividends on the Series B preferred stock in cash or in-kind, will be measured when dividends are declared and recorded as a reduction to net income available to common stockholders.

    At any time after October 2005, we may force conversion of the shares of Series B preferred stock. If we give notice of a forced conversion, the investors will be able to require us to redeem the Series B preferred shares at 100% of the then current liquidation value, plus accrued and unpaid dividends. Following a change in control of us during the first five years after the investment, other than a change of control transaction involving solely the issuance of common stock, the accretion of some or all of the liquidation value of the Series B preferred stock through October 2005 will be accelerated, subject to our ability to pay a portion of the accelerated accretion in cash in some instances. In addition, for 60 days following the occurrence of any change of control of us during the first five years after the investment, the investors will be able to require us to redeem the Series B preferred stock at 101% of the liquidation value, including any accelerated accretion of the liquidation value, plus accrued and unpaid dividends.

EQUITY CONSTRAINT

    Our ability to issue additional equity may be constrained because our issuance of additional equity may cause the distribution to be taxable to Lucent under Section 355(e) of the Internal Revenue Code, and under the tax-sharing agreement between Lucent and us, we would be required to indemnify Lucent against that tax.

LYONS

    In the first quarter of fiscal 2002, we sold through an underwritten public offering under a shelf registration statement discussed below an aggregate principal amount at maturity of approximately $944 million of LYONs due 2021. The proceeds of approximately $447 million, net of a $484 million discount and $13 million of underwriting fees, were used to refinance a portion of our outstanding commercial paper. The underwriting fees of $13 million were recorded as deferred financing costs and are being amortized on a straight-line basis to interest expense over a three-year period through October 31, 2004, which represents the first date holders may require us to purchase all or a portion of their LYONs.

    The original issue discount of $484 million accrues daily at a rate of 3.625% per year calculated on a semiannual bond equivalent basis. We will not make periodic cash payments of interest on the LYONs. Instead, the amortization of the discount is recorded as interest expense and represents the accretion of the LYONs issue price to its maturity value. For the three months ended December 31, 2001, $3 million of interest expense on the LYONs was recorded, resulting in an accreted value of $463 million as of December 31, 2001. The discount will cease to accrue on the LYONs upon maturity, conversion, purchase by us at the option of the holder, or redemption by Avaya. The LYONs are unsecured obligations that rank equally in right of payment with all existing and future unsecured and unsubordinated indebtedness of Avaya.

    The LYONs are convertible into 35,333,073 shares of Avaya common stock at any time on or before the maturity date. The conversion rate may be adjusted for certain reasons, but will not be adjusted for accrued original issue discount. Upon conversion, the holder will not receive any cash payment representing accrued original issue discount. Accrued original issue discount will be considered paid by the shares of common stock received by the holder of the LYONs upon conversion.

    We may redeem all or a portion of the LYONs for cash at any time on or after October 31, 2004 at a price equal to the sum of the issue price and accrued original issue discount on the LYONs as of the applicable redemption date. Conversely, holders may require us to purchase all or a portion of their LYONs on the third, fifth and tenth anniversary from October 31, 2001 at a price equal to the sum of the issue price and accrued original issue discount on the LYONs as of the applicable purchase date. We may, at our option, elect to pay the purchase price in cash or shares of common stock, or any combination thereof.

    The fair value of the LYONs as of December 31, 2001 is estimated to be $508 million and is based on using quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements taking into consideration the underlying terms of the debt.

    The indenture governing the LYONs includes certain covenants, including a limitation on our ability to grant liens on significant domestic real estate properties or the stock of subsidiaries holding such properties. The liens granted under the Amended Credit Facilities do not extend to any real property and therefore, do not conflict with the terms of the indenture governing the LYONs.

SHELF REGISTRATION STATEMENT

    In May 2001, the Securities and Exchange Commission ("SEC") declared effective our shelf registration statement on Form S-3 registering
$1.44 billion of common stock, preferred stock, debt securities or warrants to purchase debt securities, or any combination of these securities, in one or more offerings through May 2003. We have $980 million remaining as of December 31, 2001 under this registration statement for additional offerings and intend to use the proceeds from any sale of such securities for general corporate purposes, debt repayment and refinancing, capital expenditures and acquisitions. We also registered with the SEC for resale by the Warburg Funds, the preferred stock and warrants described above and shares of common stock issuable upon conversion or exercise thereof. We will not receive any proceeds from the sale by the Warburg Funds of these securities.

AIRCRAFT SALE-LEASEBACK

    In June 2001, we sold a corporate aircraft for approximately $34 million and subsequently entered into an agreement to lease it back over a five-year period. At the end of the lease term, we have the option to renew the lease subject to the consent of the lessors, or to purchase the aircraft for a price as defined in the agreement. If we elect not to either renew the lease or purchase the aircraft, we must arrange for the sale of the aircraft to a third party. Under the sale option, we have guaranteed approximately 60% of the unamortized original cost as the residual value of the aircraft. The lease is accounted for as an operating lease for financial statement purposes and as a loan for tax purposes.

    The agreements governing the aircraft sale-leaseback transaction contain certain covenants, including limitations on our ability to incur liens in certain circumstances. In particular, the agreements prohibit us from incurring secured indebtedness, subject to certain exceptions, in excess of $500 million. In the event amounts outstanding under our revolving credit facilities were to exceed $500 million at a time when borrowings under the facilities were secured as described above under "--REVOLVING CREDIT FACILITIES," we would be in violation of the lien covenant under the sale-leaseback agreements. In addition, for the three consecutive quarters ended June 30, 2001, we had to maintain a ratio of annualized consolidated Earnings Before Interest and Taxes ("EBIT") to annualized consolidated interest expense of at least three to one. Commencing in the fourth quarter of fiscal 2001 and each fiscal quarter thereafter, we had to maintain such ratio for the previous four consecutive fiscal quarters. The covenant permitted us to exclude up to $950 million of business restructuring and related charges and $300 million of start-up expenses from the calculation of consolidated EBIT to be taken no later than September 30, 2001. In
September 2001, the covenant was amended to permit us to exclude up to an additional $450 million of non-cash business restructuring and related charges from the calculation of EBIT during such period to be taken no later than the fourth quarter of fiscal 2001. The Company was in compliance with this covenant as of December 31, 2001, although based on our current estimates, we believe we may not be able to comply with this covenant for the quarter ended March 31, 2002.

    We are in discussions with the financial institution participating in the sale-leaseback transaction to restructure the agreements to address any potential conflict between our credit facilities and the lien covenant included in the sale-leaseback agreements and our ability to meet the financial covenant described above. If we are unable to reach an agreement with the financial institution on restructuring these agreements, we may not be able to comply with these covenants and may be required to purchase the aircraft from the financial institution for a purchase price equal to the unamortized lease balance, which was approximately
$33 million as of January 31, 2002. We may need to incur additional debt to the extent we are required to satisfy this obligation prior to the lease term.

CROSS ACCELERATION/CROSS DEFAULT PROVISIONS

    The agreements governing the sale-leaseback transaction, the receivables purchase agreement governing the securitization of accounts receivable and the indenture governing the LYONs provide generally that an event of default under such agreements would result (i) if we fail to pay any obligation in respect of debt in excess of $100 million in the aggregate when such obligation becomes due and payable or (ii) if any such debt is declared to be due and payable prior to its stated maturity.

    The amended credit facilities provide generally that an event of default under such agreements would result (i) if we fail to pay any obligation in respect of any debt in excess of $100 million in the aggregate when such obligation becomes due and payable or (ii) if any event occurs or condition exists that would result in the acceleration, or permit the acceleration, of the maturity of such debt prior to the stated term.

CONDITIONAL REPURCHASE OBLIGATIONS

    We sell products to various distributors that may obtain financing from unaffiliated third party lending institutions. In the event the lending institution repossesses the distributor's inventory of our products, we are obligated to repurchase such inventory from the lending institution. The repurchase amount is equal to the price originally paid to us by the lending institution for our inventory. Our obligation to repurchase inventory from the lending institution terminates 180 days from our date of invoicing to the distributor. During the three months ended December 31, 2001, there were no repurchases made by us under such agreements. There can be no assurance that we will not be obligated to repurchase inventory under these arrangements in the future.

FUTURE CASH NEEDS

    Our primary future cash needs on a recurring basis will be to fund working capital, capital expenditures and debt service. We believe that our cash flows from operations will be sufficient to meet these needs. In addition, funding our business restructuring and related expenses has required, and is expected to continue to require, significant amounts of cash. We expect to fund our business restructuring and related charges through a combination of debt and internally generated funds. If we do not generate sufficient cash from operations, we may need to incur additional debt. We currently anticipate making additional cash payments of approximately $159 million in the remaining portion of fiscal 2002 related to our business restructuring. These cash payments are planned to be composed of $84 million for employee separation costs, $36 million for lease obligations, $4 million for other exit costs and $35 million for incremental period costs, including computer transition expenditures, relocation and consolidation costs.

    In order to meet our cash needs, we may from time to time, borrow under our revolving credit facilities or issue other long or short-term debt, if the market permits such borrowings. We cannot assure you that any such financings will be available to us on acceptable terms or at all. Our ability to make payments on and to refinance our indebtedness, and to fund working capital, capital expenditures, strategic acquisitions, and our business restructuring will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our credit facilities and the indenture governing the LYONs impose and any future indebtedness may impose, various restrictions and covenants which could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. As a result of the recent downgrades of our long-term debt ratings, borrowings under credit facilities, and other short-term or long-term debt we may issue to repay our remaining commercial paper obligations will likely be made available to us at a higher interest rate than our commercial paper and cause a decrease in our profitability.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

    We are subject to a wide range of governmental requirements relating to employee safety and health and to the handling and emission into the environment of various substances used in our operations. We are subject to certain provisions of environmental laws, particularly in the U.S., governing the cleanup of soil and groundwater contamination. Such provisions impose liability for the costs of investigating and remediating releases of hazardous materials at currently or formerly owned or operated sites. In certain circumstances, this liability may also include the cost of cleaning up historical contamination, whether or not caused by us. We are currently conducting investigation and/or cleanup of known contamination at approximately five of our facilities either voluntarily or pursuant to government directives.

    It is often difficult to estimate the future impact of environmental matters, including potential liabilities. We have established financial reserves to cover environmental liabilities where they are probable and reasonably estimable. Reserves for estimated losses from environmental matters are, depending on the site, based primarily upon internal or third party environmental studies and the extent of contamination and the type of required cleanup. Although we believe that our reserves are adequate to cover known environmental liabilities, there can be no assurance that the actual amount of environmental liabilities will not exceed the amount of reserves for such matters or will not have a material adverse effect on our financial position, results of operations or cash flows.

LEGAL PROCEEDINGS

    From time to time we are involved in legal proceedings arising in the ordinary course of business. Other than as described below, we believe there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

YEAR 2000 ACTIONS

    Three separate purported class action lawsuits are pending against Lucent, one in state court in West Virginia, one in federal court in the Southern District of New York and another in federal court in the Southern District of California. The case in New York was filed in January 1999 and, after being dismissed, was refiled in September 2000. The case in West Virginia was filed in April 1999 and the case in California was filed in June 1999, and amended in 2000 to include Avaya as a defendant. We may also be named a party to the other actions and, in any event, have assumed the obligations of Lucent for all of these cases under the Contribution and Distribution Agreement. All three actions are based upon claims that Lucent sold products that were not Year 2000 compliant, meaning that the products were designed and developed without considering the possible impact of the change in the calendar from December 31, 1999 to January 1, 2000. The complaints allege that the sale of these products violated statutory consumer protection laws and constituted breaches of implied warranties. A class has not been certified in any of the three cases and, to the extent a class is certified in any of the cases, we expect that class to constitute those enterprises that purchased the products in question. The complaints seek, among other remedies, compensatory damages, punitive damages and counsel fees in amounts that have not yet been specified. Although we believe that the outcome of these actions will not adversely affect our financial position, results of operations or cash flows, if these cases are not resolved in a timely manner, they will require expenditure of significant legal costs related to their defense.

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

    The above actions have been consolidated with other purported class actions filed against Lucent on behalf of its stockholders in January 2000 and are pending in the Federal District Court for the District of New Jersey. We understand that Lucent has filed a motion to dismiss the Fifth Consolidated Amended and Supplemental Class Action Complaint in the consolidated action. The plaintiffs allege that they were injured by reason of certain alleged false and misleading statements made by Lucent in violation of the federal securities laws. The consolidated cases were initially filed on behalf of stockholders of Lucent who bought Lucent common stock between October 26, 1999 and January 6, 2000, but the consolidated complaint was amended to include purported class members who purchased Lucent common stock up to November 21, 2000. A class has not yet been certified in the consolidated actions. The plaintiffs in all these stockholder class actions seek compensatory damages plus interest and attorneys' fees.

    Any liability incurred by Lucent in connection with these stockholder class action lawsuits may be deemed a shared contingent liability under the Contribution and Distribution Agreement and, as a result, we would be responsible for 10% of any such liability. All of these actions are in the early stages of litigation and an outcome cannot be predicted and, as a result, we cannot assure you that these cases will not have a material adverse effect on our financial position, results of operations or cash flows.

LICENSING MEDIATION

    In March 2001, a third party licensor made formal demand for alleged royalty payments which it claims we owe as a result of a contract between the licensor and our predecessors, initially entered into in 1995, and renewed in 1997. The contract provides for mediation of disputes followed by binding arbitration if the mediation does not resolve the dispute. The licensor claims that we owe royalty payments for software integrated into certain of our products. The licensor also alleges that we have breached the governing contract by not honoring a right of first refusal related to development of fax software for next generation products. The licensor has demanded arbitration of this matter, which we expect to occur within the next several months. At this point, an outcome in the arbitration proceeding cannot be predicted and, as a result, there can be no assurance that this case will not have a material adverse effect on our financial position, results of operations or cash flows.

REVERSE/FORWARD STOCK SPLIT COMPLAINTS

    In January 2002, a complaint was filed in the Court of Chancery of the State of Delaware against us seeking to enjoin us from effectuating a reverse stock split followed by a forward stock split described in our proxy statement for our 2002 Annual Meeting of Shareholders to be held on

February 26, 2002. At the annual meeting, we are seeking the approval of our shareholders of each of three alternative transactions:

    - a reverse 1-for-30 stock split followed immediately by a forward 30-for-1 stock split of our common stock;

    - a reverse 1-for-40 stock split followed immediately by a forward 40-for-1 stock split of our common stock;

    - a reverse 1-for-50 stock split followed immediately by a forward 50-for-1 stock split of our common stock.

    The complaint alleges, among other things, that the manner in which we plan to implement the transactions, as described in our proxy statement, violates certain aspects of Delaware law with regard to the treatment of fractional shares and that the description of the proposed transactions in the proxy statement is misleading to the extent it reflects such violations. The action purports to be a class action on behalf of all holders of less than 50 shares of our common stock. The plaintiff is seeking, among other things, damages as well as injunctive relief enjoining us from effecting the transactions and requiring us to make corrective, supplemental disclosure. Although the transactions will be submitted to our shareholders for approval at the annual meeting, this matter is in the early stages and we cannot provide assurance that this lawsuit will not impair our ability to implement any of the transactions upon obtaining such approval.

EUROPEAN MONETARY UNIT ("EURO")

    In 1999, most member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the European Union's new currency, the euro. This conversion permitted transactions to be conducted in either the euro or the participating countries' national currencies through December 31, 2001. In January 2002, the new currency was issued, and legacy currencies are currently being withdrawn from circulation. By
February 28, 2002, all member countries are expected to have permanently withdrawn their national currencies as legal tender and replaced their currencies with euro notes and coins. As of December 31, 2001, all of the member countries of the European Union in which we conduct business have converted to the euro. The conversion has not had, and we do not expect it to have, a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    See Avaya's Annual Report filed on Form 10-K for the fiscal year ended September 30, 2001 (Item 7A). At December 31, 2001, there has been no material change in this information.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS.

    See Note 12--"Commitments and Contingencies" to the unaudited interim consolidated financial statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5. OTHER INFORMATION.

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits:

EXHIBIT                                                  PAGE
NUMBER                    DESCRIPTION                   NUMBER
   ----     ----------------------------------------       ---
   10.1     Severance Agreement, dated as of
            September 1, 2001, between the Company
            and Donald K. Peterson.

   10.2     Amendment No. 1, dated as of February 8,
            2002, to the 364-Day Competitive Advance and Revolving Credit Agreement, dated as of August 28, 2001 among the Company, the lenders party to the Credit
            Agreement and Citibank, N.A., as Agent
            for such lenders.*

   10.3     Amendment No. 2, dated as of February 8,
            2002, to the Five-Year Competitive
            Advance and Revolving Credit Agreement,
            dated as of September 25, 2000 among the Company, the lenders party to the Credit
            Agreement and Citibank, N.A., as Agent
            for such lenders.*

------------------------

* Incorporated by reference to the Current Report on Form 8-K filed by the Company on February 13, 2002.

    (b) Reports on Form 8-K:

    The following Current Report on Form 8-K was filed by us during the fiscal quarter ended December 31, 2001:

    1. October 24, 2001--Item 5. Other Events--Avaya furnished (i) its computation of the Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Accretion for the nine month period ended June 30, 2001 and 2000, the fiscal years ended September 30, 2000, 1999, 1998 and 1997 and the nine month period ended September 30, 1996, and (ii) a press release disclosing the financial results for the quarter and fiscal year ended September 30, 2001.

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

                                                       AVAYA INC.

                                                       By:            /s/ CHARLES D. PEIFFER
                                                            -----------------------------------------
                                                                        Charles D. Peiffer
                                                                            CONTROLLER
                                                                  (PRINCIPAL ACCOUNTING OFFICER)

February 14, 2002

                                 EXHIBIT INDEX

EXHIBIT                                                  PAGE
NUMBER                    DESCRIPTION                   NUMBER
   ----     ----------------------------------------       ---
   10.1     Severance Agreement, dated as of
            September 1, 2001, between the Company
            and Donald K. Peterson.

   10.2     Amendment No. 1, dated as of February 8,
            2002, to the 364-Day Competitive Advance and Revolving Credit Agreement, dated as of August 28, 2001 among the Company, the lenders party to the Credit
            Agreement and Citibank, N.A., as Agent
            for such lenders.*

   10.3     Amendment No. 2, dated as of February 8,
            2002, to the Five-Year Competitive
            Advance and Revolving Credit Agreement,
            dated as of September 25, 2000 among the Company, the lenders party to the Credit
            Agreement and Citibank, N.A., as Agent
            for such lenders.*

------------------------

* Incorporated by reference to the Current Report on Form 8-K filed by the Company on February 13, 2002.