Form 10-Q
period 2002-03-31
AVAYA INC
filed 2002-05-15
CIK 1116521

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                       OR

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

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At March 31, 2002, 361,160,644 common shares were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                            DESCRIPTION                             PAGE
----                    ------------------------------------------------------------  --------
                                PART I--FINANCIAL INFORMATION

         1.             Financial Statements........................................      2

         2.             Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................     28

         3.             Quantitative and Qualitative Disclosures About Market
                        Risk........................................................     55

                                  PART II--OTHER INFORMATION

         1.             Legal Proceedings...........................................     56

         2.             Changes in Securities and Use of Proceeds...................     56

         3.             Defaults Upon Senior Securities.............................     56

         4.             Submission of Matters to a Vote of Security Holders.........     56

         5.             Other Information...........................................     57

         6.             Exhibits and Reports on Form 8-K............................     57

                        Signatures..................................................     58

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

ITEM 1. FINANCIAL STATEMENTS.

                          AVAYA INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               MARCH 31,             MARCH 31,
                                                          -------------------   -------------------
                                                            2002       2001       2002       2001
                                                          --------   --------   --------   --------
REVENUE
  Products..............................................  $   744     $1,260     $1,496     $2,488
  Services..............................................      535        592      1,089      1,149
                                                          -------     ------     ------     ------
                                                            1,279      1,852      2,585      3,637
                                                          -------     ------     ------     ------
COSTS
  Products..............................................      452        631        925      1,283
  Services..............................................      321        402        637        778
                                                          -------     ------     ------     ------
                                                              773      1,033      1,562      2,061
                                                          -------     ------     ------     ------
GROSS MARGIN............................................      506        819      1,023      1,576
                                                          -------     ------     ------     ------
OPERATING EXPENSES
  Selling, general and administrative...................      407        556        825      1,124
  Business restructuring charges and related expenses...       88        182         94        205
  Research and development..............................      119        153        239        293
  Purchased in-process research and development.........       --         31         --         31
                                                          -------     ------     ------     ------
  TOTAL OPERATING EXPENSES..............................      614        922      1,158      1,653
                                                          -------     ------     ------     ------
OPERATING LOSS..........................................     (108)      (103)      (135)       (77)
  Other income, net.....................................       12         18         18         27
  Interest expense......................................       (8)       (10)       (17)       (20)
                                                          -------     ------     ------     ------
LOSS BEFORE INCOME TAXES................................     (104)       (95)      (134)       (70)
  Benefit for income taxes..............................      (41)       (31)       (51)       (22)
                                                          -------     ------     ------     ------
NET LOSS................................................  $   (63)    $  (64)    $  (83)    $  (48)
                                                          =======     ======     ======     ======
Net Loss Available to Common Stockholders:
Net loss................................................  $   (63)    $  (64)    $  (83)    $  (48)
Accretion of Series B preferred stock...................       (5)        (6)       (12)       (13)
Conversion charge related to Series B preferred stock...     (125)        --       (125)        --
                                                          -------     ------     ------     ------
Net loss available to common stockholders...............  $  (193)    $  (70)    $ (220)    $  (61)
                                                          =======     ======     ======     ======
Loss Per Common Share:
  Basic.................................................  $ (0.63)    $(0.25)    $(0.74)    $(0.21)
                                                          =======     ======     ======     ======
  Diluted...............................................  $ (0.63)    $(0.25)    $(0.74)    $(0.21)
                                                          =======     ======     ======     ======

                See Notes to Consolidated Financial Statements.

                          AVAYA INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                  AS OF              AS OF
                                                              MARCH 31, 2002   SEPTEMBER 30, 2001
                                                              --------------   ------------------
ASSETS
Current Assets:
  Cash and cash equivalents.................................      $  559             $  250
  Receivables, less allowances of $86 at March 31, 2002
    and $68 at September 30, 2001...........................         975              1,163
  Inventory.................................................         586                649
  Deferred income taxes, net................................         236                246
  Other current assets......................................         403                461
                                                                  ------             ------
TOTAL CURRENT ASSETS........................................       2,759              2,769
                                                                  ------             ------
  Property, plant and equipment, net........................         932                988
  Deferred income taxes, net................................         597                529
  Goodwill..................................................         172                175
  Intangible assets, net....................................          61                 78
  Other assets..............................................         135                109
                                                                  ------             ------
TOTAL ASSETS................................................      $4,656             $4,648
                                                                  ======             ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................      $  403             $  624
  Short-term borrowings.....................................          23                145
  Business restructuring reserve............................         158                179
  Payroll and benefit liabilities...........................         273                333
  Advance billings and deposits.............................         110                133
  Other current liabilities.................................         560                604
                                                                  ------             ------
TOTAL CURRENT LIABILITIES...................................       1,527              2,018
                                                                  ------             ------
  Long-term debt............................................         902                500
  Benefit obligations.......................................         649                637
  Deferred revenue..........................................          87                 84
  Other liabilities.........................................         493                533
                                                                  ------             ------
TOTAL NONCURRENT LIABILITIES................................       2,131              1,754
                                                                  ------             ------
Commitments and contingencies
Series B convertible participating preferred stock, par
  value $1.00 per share, 4 million shares authorized, issued
  and outstanding as of September 30, 2001..................          --                395
                                                                  ------             ------
STOCKHOLDERS' EQUITY
  Series A junior participating preferred stock, par value
    $1.00 per share, 7.5 million shares authorized; none
    issued and outstanding..................................          --                 --
  Common stock, par value $0.01 per share, 1.5 billion
    shares authorized, 361,450,384 and 286,851,934 issued
    (including 289,740 and 147,653 treasury shares) as of
    March 31, 2002 and September 30, 2001, respectively.....           4                  3
  Additional paid-in capital................................       1,667                905
  Accumulated deficit.......................................        (599)              (379)
  Accumulated other comprehensive loss......................         (71)               (46)
  Less treasury stock at cost...............................          (3)                (2)
                                                                  ------             ------
TOTAL STOCKHOLDERS' EQUITY..................................         998                481
                                                                  ------             ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................      $4,656             $4,648
                                                                  ======             ======

                See Notes to Consolidated Financial Statements.

                          AVAYA INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
OPERATING ACTIVITIES:
  Net loss..................................................   $ (83)     $ (48)
    Adjustments to reconcile net loss to net cash used for
      operating activities:
      Business restructuring charges........................      84        134
      Depreciation and amortization.........................     116        131
      Provision for uncollectible receivables...............      36         32
      Deferred income taxes.................................     (66)        37
      Purchased in-process research and development.........      --         31
      Adjustments for other non-cash items, net.............      13          1
      Changes in operating assets and liabilities, net of
        effects of acquired business:
        Receivables.........................................     264        282
        Inventory...........................................      23       (103)
        Accounts payable....................................    (223)      (211)
        Business restructuring reserve......................     (99)      (227)
        Payroll and benefits, net...........................     (47)        67
        Advance billings and deposits.......................      (2)       (73)
        Other assets and liabilities........................     (58)       (74)
                                                               -----      -----
NET CASH USED FOR OPERATING ACTIVITIES......................     (42)       (21)
                                                               -----      -----
INVESTING ACTIVITIES:
  Capital expenditures......................................     (46)      (160)
  Proceeds from the sale of property, plant and equipment...       4          2
  Acquisitions of business, net of cash acquired............      --       (101)
  Other investing activities, net...........................       2        (16)
                                                               -----      -----
NET CASH USED FOR INVESTING ACTIVITIES......................     (40)      (275)
                                                               -----      -----
FINANCING ACTIVITIES:
  Issuance of Series B preferred stock......................      --        368
  Issuance of warrants......................................      --         32
  Issuance of common stock..................................     226         22
  Net decrease in commercial paper..........................    (420)       (70)
  Issuance (repayment) of long-term debt....................     895         (9)
  Payment of issuance costs related to debt and equity
    offerings...............................................     (29)        --
  Net decrease in credit facility borrowings................    (200)        --
  Termination of accounts receivable securitization.........     (74)        --
  Other financing activities, net...........................      (1)        --
                                                               -----      -----
NET CASH PROVIDED BY FINANCING ACTIVITIES...................     397        343
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (6)        (6)
                                                               -----      -----
Net increase in cash and cash equivalents...................     309         41
Cash and cash equivalents at beginning of fiscal year.......     250        271
                                                               -----      -----
Cash and cash equivalents at end of period..................   $ 559      $ 312
                                                               =====      =====

                See Notes to Consolidated Financial Statements.

                          AVAYA INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND

    On September 30, 2000, Avaya Inc. (the "Company" or "Avaya") was spun off from Lucent Technologies Inc. ("Lucent") pursuant to a contribution by Lucent of its enterprise networking businesses to the Company (the "Contribution") and a distribution of the outstanding shares of the Company's common stock to Lucent stockholders (the "Distribution"). The Company provides communication systems and software for enterprises, including businesses, government agencies and other organizations. The Company offers a broad range of voice, converged voice and data, customer relationship management, messaging, multi-service networking and structured cabling products and services.

BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of the Company as of March 31, 2002 and for the three and six months ended March 31, 2002 and 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission for interim financial statements, and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001. In the Company's opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated. Certain prior year amounts have been reclassified to conform to the current interim period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

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

SFAS 144

    In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. This Statement excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with Statement

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

2. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") noted below.
SFAS 144 is effective for the Company's 2003 fiscal year, and early adoption is permitted. The Company is currently evaluating the impact of SFAS 144 to determine the effect, if any, it may have on the Company's consolidated results of operations, financial position or cash flows.

3. GOODWILL AND INTANGIBLE ASSETS

    Effective October 1, 2001, the Company adopted SFAS 142, which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their remaining useful lives. In connection with the adoption of SFAS 142, the Company reviewed the classification of its existing goodwill and other intangible assets, reassessed the useful lives previously assigned to other intangible assets, and discontinued amortization of goodwill. During the second quarter of fiscal 2002, the Company completed a transitional review of its goodwill for impairment and as a result, determined that no impairment charge was necessary.

    For the three and six months ended March 31, 2001, goodwill amortization, net of tax, amounted to $10 million and $18 million, respectively. If the Company had adopted SFAS 142 as of the beginning of the first quarter of fiscal 2001 and discontinued goodwill amortization, net loss and loss per common share on a pro forma basis would have been as follows:

                                                                   PRO FORMA
                                                -----------------------------------------------
                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                   MARCH 31, 2001              MARCH 31, 2001
                                                --------------------         ------------------
                                                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net loss......................................         $  (54)                     $  (30)
Loss per common share:
  Basic.......................................         $(0.21)                     $(0.15)
  Diluted.....................................         $(0.21)                     $(0.15)

    The carrying value of goodwill of $172 million as of March 31, 2002 is primarily attributable to the Systems segment. The decrease in carrying value of goodwill from $175 million as of September 30, 2001 reflects the impact of foreign currency exchange rate fluctuations.

    The following table presents the components of the Company's intangible assets:

                                                 AS OF MARCH 31, 2002               AS OF SEPTEMBER 30, 2001
                                          ----------------------------------   ----------------------------------
                                           GROSS                                GROSS
                                          CARRYING   ACCUMULATED               CARRYING   ACCUMULATED
                                           AMOUNT    AMORTIZATION     NET       AMOUNT    AMORTIZATION     NET
                                          --------   ------------   --------   --------   ------------   --------
                                                                   (DOLLARS IN MILLIONS)
Existing technology.....................    $160         $107         $53        $160         $92          $68
Other intangibles.......................      12            4           8          12           2           10
                                            ----         ----         ---        ----         ---          ---
Total intangible assets.................    $172         $111         $61        $172         $94          $78
                                            ====         ====         ===        ====         ===          ===

    Intangible assets with definitive lives are amortized over a period of three to six years. Amortization expense for such intangible assets was $8 million for each of the three month periods

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

3. GOODWILL AND INTANGIBLE ASSETS (CONTINUED) ended March 31, 2002 and 2001, and $17 million and $14 million for the six months ended March 31, 2002 and 2001, respectively.

    Estimated amortization expense for the remainder of fiscal 2002 and the five succeeding fiscal years is as follows:

FISCAL YEAR                                                         AMOUNT
-----------                                                  ---------------------
                                                             (DOLLARS IN MILLIONS)
2002 (remaining six months)................................           $18
2003.......................................................            20
2004.......................................................            12
2005.......................................................             8
2006.......................................................             3
                                                                      ---
Total......................................................           $61
                                                                      ===

4. COMPREHENSIVE LOSS

    Other comprehensive income (loss) is recorded directly to a separate section of stockholders' equity in accumulated other comprehensive loss and includes unrealized gains and losses excluded from the Consolidated Statements of Operations. These unrealized gains and losses consist of primarily foreign currency translation adjustments, which are not adjusted for income taxes since they primarily relate to indefinite investments in non-U.S. subsidiaries.

                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                      MARCH 31,             MARCH 31,
                                                 -------------------   -------------------
                                                   2002       2001       2002       2001
                                                 --------   --------   --------   --------
                                                           (DOLLARS IN MILLIONS)
Net loss.......................................    $(63)      $(64)     $ (83)      $(48)
Other comprehensive income (loss)..............     (11)       (28)       (25)        11
                                                   ----       ----      -----       ----
Total comprehensive loss.......................    $(74)      $(92)     $(108)      $(37)
                                                   ====       ====      =====       ====

5. SUPPLEMENTARY FINANCIAL INFORMATION

BALANCE SHEET INFORMATION

                                                            AS OF              AS OF
                                                        MARCH 31, 2002   SEPTEMBER 30, 2001
                                                        --------------   ------------------
                                                               (DOLLARS IN MILLIONS)
INVENTORY
Completed goods.......................................       $400               $420
Work in process and raw materials.....................        186                229
                                                             ----               ----
    Total inventory...................................       $586               $649
                                                             ====               ====

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

5. SUPPLEMENTARY FINANCIAL INFORMATION (CONTINUED)
SUPPLEMENTAL CASH FLOW INFORMATION

                                                               SIX MONTHS ENDED
                                                                MARCH 31, 2001
Acquisition of business:                                     ---------------------
                                                             (DOLLARS IN MILLIONS)
Fair value of assets acquired, net of cash acquired........          $153
Less: Fair value of liabilities assumed....................           (52)
                                                                     ----
Acquisition of business, net of cash acquired..............          $101
                                                                     ====

In the second quarter of fiscal 2001, the Company paid off $9 million of debt assumed from its acquisition of VPNet Technologies, Inc.

                                                             SIX MONTHS ENDED
                                                                 MARCH 31,
                                                           ---------------------
                                                             2002        2001
Non-cash transactions:                                     ---------   ---------
                                                           (DOLLARS IN MILLIONS)
Accretion of Series B preferred stock (Note 9)...........    $  12       $  13
Conversion of Series B preferred stock (Note 9)..........      395          --
Conversion charge related to Series B preferred stock
  (Note 9)...............................................      125          --
Issuance of common stock in connection with the Warburg
  transactions (Note 9)..................................     (532)         --
Fair market value of stock options issued in connection
  with acquisition.......................................       --          16
Adjustments to Contribution by Lucent:
  Accounts receivable....................................       --           8
  Property, plant and equipment, net.....................       --           7
                                                             -----       -----
Total non-cash transactions..............................    $  --       $  44
                                                             =====       =====

6. SECURITIZATION OF ACCOUNTS RECEIVABLE

    In June 2001, the Company entered into a receivables purchase agreement and transferred a designated pool of qualified trade accounts receivable to a special purpose entity ("SPE"), which in turn sold an undivided ownership interest in the pool of receivables to an unaffiliated financial institution for cash proceeds of $200 million. The receivables purchase agreement was terminated in March 2002 as described below. The financial institution is an affiliate of Citibank, N.A., a lender and the agent for the other lenders under the Credit Facilities described in Note 8. The designated pool of qualified receivables held by the SPE was pledged as collateral to secure the obligations to the financial institution. During the term of the receivables purchase agreement, the Company had a retained interest in the designated pool of receivables to the extent the value of the receivables exceeded the outstanding amount of the financial institution's investment. Collections of receivables were used by the SPE to repay the financial institution's investment in accordance with the receivables purchase agreement, and the financial institution in turn purchased, from time to time, new interests in receivables up to an aggregate investment at any time of $200 million.

    As of March 31, 2002 and September 30, 2001, the Company had a retained interest of $109 million and $153 million, respectively, in the SPE's designated pool of qualified accounts

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

6. SECURITIZATION OF ACCOUNTS RECEIVABLE (CONTINUED) receivable. The carrying amount of the Company's retained interest, which approximates fair value because of the short-term nature of the receivables, is recorded in other current assets.

    Effective March 15, 2002, the Company elected to terminate the receivables purchase agreement, which was scheduled to expire in June 2002. As a result of the early termination, purchases of interests in receivables by the financial institution ceased, and collections on receivables that constituted the designated pool of trade accounts receivable (including those receivables in which the Company retained an interest) were used to liquidate the financial institution's $200 million investment under the agreement. As of March 31, 2002, approximately $74 million of the $200 million investment had been liquidated using collections of such receivables. As of April 5, 2002, the remaining
$126 million balance was liquidated in the same manner. No portion of the retained interest was utilized to liquidate the financial institution's investment and accordingly, upon liquidation in full of the financial institution's investment, the $109 million in retained interest was reclassified to receivables in April 2002.

7. BUSINESS RESTRUCTURING CHARGES AND RELATED EXPENSES

    The Company recorded business restructuring charges and related expenses of $88 million and $94 million for the three and six months ended March 31, 2002, respectively. Included in these amounts is an $84 million pretax charge taken in the second quarter of fiscal 2002 associated with the Company's efforts to improve its business performance in response to the continued industry-wide economic slowdown. The components of this charge include $73 million of employee separation costs, $10 million of lease termination costs, and $1 million of other exit costs. The charge for employee separation costs is comprised of $67 million for severance and other employee separation costs, and $6 million primarily related to the cost of curtailment in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." The employee separation costs were incurred in connection with the elimination of approximately 2,000 employee positions. Lease termination costs are comprised primarily of information technology lease termination payments.

    The September 30, 2001 business restructuring reserve reflects the remaining balance associated with the Company's pretax business restructuring charges of $520 million in fiscal 2000 related to its separation from Lucent, $134 million in the second quarter of fiscal 2001 related to the outsourcing of certain manufacturing operations, and $540 million in the fourth quarter of fiscal 2001 for the acceleration of the Company's restructuring plan.

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

7. BUSINESS RESTRUCTURING CHARGES AND RELATED EXPENSES (CONTINUED)

    The following table summarizes the status of the Company's business restructuring reserve and other related expenses as of and for the six months ended March 31, 2002:

                                                                                             OTHER
                                                                                            RELATED
                                              BUSINESS RESTRUCTURING RESERVE                EXPENSES
                                    ---------------------------------------------------   ------------        TOTAL
                                                                              TOTAL                          BUSINESS
                                     EMPLOYEE       LEASE       OTHER       BUSINESS                      RESTRUCTURING
                                    SEPARATION   TERMINATION     EXIT     RESTRUCTURING   INCREMENTAL      RESERVE AND
                                      COSTS      OBLIGATIONS    COSTS        RESERVE      PERIOD COSTS   RELATED EXPENSES
                                    ----------   -----------   --------   -------------   ------------   ----------------
Balance as of September 30,
  2001............................     $ 96          $78          $5          $179         $      --           $179
Charges...........................       73           10           1            84                10             94
Increase in benefit obligations...       (6)          --          --            (6)               --             (6)
Cash payments.....................      (60)         (36)         (3)          (99)              (10)          (109)
                                       ----          ---          --          ----         ---------           ----
Balance as of March 31, 2002......     $103          $52          $3          $158         $      --           $158
                                       ====          ===          ==          ====         =========           ====

    Employee separation costs included in the business restructuring reserve were made through lump sum payments, although certain union-represented employees elected to receive a series of payments extending over a period of up to two years from the date of departure. Payments to employees who elected to receive severance through a series of payments will extend through 2004. The workforce reductions related to the Company's separation from Lucent, the outsourcing of certain manufacturing operations and the acceleration of its restructuring plan were substantially complete at the end of fiscal 2001. In connection with the workforce reduction charge taken in the second quarter of fiscal 2002, approximately 1,100 of the 2,000 employees had departed the Company as of March 31, 2002. The charges for lease termination obligations, which consisted of real estate and equipment leases, included approximately
2.8 million square feet of excess space of which the Company has vacated 966,000 square feet as of March 31, 2002. Payments on lease termination obligations will be substantially completed by 2003 because, in certain circumstances, the remaining lease payments were less than the termination fees.

    For the three and six months ended March 31, 2002, the Company recorded
$4 million and $10 million, respectively, of other related expenses primarily associated with the Company's outsourcing of certain manufacturing operations. For the three and six months ended March 31, 2001, the Company recorded
$48 million and $71 million, respectively, of other related expenses associated with the Company's separation from Lucent related primarily to computer system transition costs such as data conversion activities, asset transfers, and training. In addition, the Company recorded $6 million and $42 million, respectively, in selling, general and administrative expenses for additional start-up activities during the three and six months ended March 31, 2001, largely resulting from marketing costs associated with continuing to establish the Avaya brand.

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

                                                                  AS OF              AS OF
                                                              MARCH 31, 2002   SEPTEMBER 30, 2001
                                                              --------------   ------------------
                                                                     (DOLLARS IN MILLIONS)
Short-term borrowings:
  Commercial paper..........................................       $ 12               $ --
  Other short-term borrowings...............................         11                 13
  Five-year revolving credit facility.......................         --                132
                                                                   ----               ----
    Total short-term borrowings, including current
      maturities............................................         23                145
                                                                   ----               ----
Long-term debt:
  Commercial paper..........................................         --                432
  Five-year revolving credit facility.......................         --                 68
  LYONs convertible debt, net of discount...................        467                 --
  Senior Secured Notes, net of discount.....................        435                 --
                                                                   ----               ----
    Total long-term debt....................................        902                500
                                                                   ----               ----
    Total short-term borrowings and long-term debt..........       $925               $645
                                                                   ====               ====

DEBT RATINGS

    During the second quarter of fiscal 2002, the Company's commercial paper and long-term debt ratings were downgraded. Ratings as of December 31, 2001 and as of May 14, 2002 are as follows (all ratings include a negative outlook):

                                                                   AS OF              AS OF
                                                             DECEMBER 31, 2001    MAY 14, 2002
                                                             -----------------   ---------------
Moody's:
  Commercial paper.........................................  P-2                 Not Prime
  Long-term senior unsecured debt..........................  Baa1                Ba3

Standard & Poor's:
  Commercial paper.........................................  A-2                 No Rating
  Long-term senior unsecured debt..........................  BBB                 BB-
  Corporate credit.........................................  BBB                 BB+

    In addition, the Senior Secured Notes (as defined below) issued in March 2002 are currently rated Ba2 by Moody's and BB- by Standard & Poor's.

COMMERCIAL PAPER PROGRAM

    The Company previously established a commercial paper program pursuant to which it was able to issue up to $1.25 billion of commercial paper at market interest rates. Interest rates on the commercial paper obligations are variable due to their short-term nature. The weighted average yield and maturity period for the $12 million and $432 million of commercial paper outstanding as of March 31, 2002 and September 30, 2001 were approximately 2.8% and 3.9% and
130 days and 62 days from the date of issuance, respectively. As of September 30, 2001, the entire amount of commercial paper was classified

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT (CONTINUED) as long-term debt since it was supported by the five-year credit facility described below and it was the Company's intent to refinance it with other debt on a long-term basis. As of March 31, 2002, the entire amount of the outstanding commercial paper was classified as short-term debt since the Company withdrew from the commercial paper market and refinanced its outstanding commercial paper with other long-term debt.

    During the second quarter of fiscal year 2002, the Company's commercial paper rating was downgraded as illustrated in the above table. During
March 2002, Standard & Poor's withdrew the Company's commercial paper rating, and Moody's downgraded the commercial paper rating to Not Prime, with the intent to withdraw the rating once all commercial paper had been repaid. During April and May 2002, the Company repaid the remaining $12 million of commercial paper.

    These recent downgrades make it impossible for the Company to access the commercial paper market, which has been its primary source of liquidity in the past. As a result of the impact of these ratings downgrades on the Company's ability to issue commercial paper, in February 2002, the Company borrowed
$300 million under its five-year credit facility to repay commercial paper obligations. As of May 15, 2002, all remaining commercial paper obligations and the borrowing under the five-year credit facility had been repaid using proceeds from the offering of the Senior Secured Notes discussed below.

REVOLVING CREDIT FACILITIES

    The Company has two revolving credit facilities (the "Credit Facilities") with third party financial institutions. As of September 30, 2001, these Credit Facilities consisted of a $400 million 364-day Credit Facility that expires in August 2002 and an $850 million five-year Credit Facility that expires in September 2005. As required by the terms of the Credit Facilities, upon the closing of the offering of the Senior Secured Notes, the Credit Facilities were reduced proportionately by an amount equal to the $425 million of net proceeds realized from the offering of the Senior Secured Notes. Accordingly, as of March 31, 2002, the Credit Facilities consisted of a $561 million five-year Credit Facility and a $264 million 364-day Credit Facility. Although no amounts were outstanding under either Credit Facility as of March 31, 2002, the Company borrowed $300 million under the five-year Credit Facility in February 2002 to repay maturing commercial paper obligations. This amount was repaid in March 2002 using proceeds from the offering of the Senior Secured Notes. As of September 30, 2001, there was $200 million outstanding under the five-year Credit Facility. The borrowing carried a fixed interest rate of approximately 3.5% and was repaid in October 2001 using the proceeds from the issuance of commercial paper.

    Funds are available under the Credit Facilities for general corporate purposes, the repayment of commercial paper obligations, and for acquisitions up to $150 million. Based on the Company's current debt ratings, any borrowings under the Credit Facilities are secured, subject to certain exceptions, by security interests in the equipment, accounts receivable, inventory, and U.S. intellectual property rights of the Company and that of any of its subsidiaries guaranteeing its obligations under the Credit Facilities as described below. Borrowings are also secured by a pledge of the stock of most of the Company's domestic subsidiaries and 65% of the stock of a foreign subsidiary that, together with its subsidiaries, holds the beneficial and economic right to utilize certain of the Company's domestic intellectual property rights outside North America. The security interests would be suspended in the

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT (CONTINUED) event the Company's corporate credit rating was at least BBB by Standard & Poor's and its long-term senior unsecured debt rating was at least Baa2 by Moody's, in each case with a stable outlook. As described above, the Company's debt ratings have been recently downgraded and its long-term senior unsecured debt is currently rated Ba3 by Moody's, and its corporate credit is currently rated BB+ by Standard & Poor's, each with a negative outlook.

    Any current or future domestic subsidiaries (other than certain excluded subsidiaries) whose revenues constitute 5% or greater of the Company's consolidated revenues or whose assets constitute 5% or greater of the Company's consolidated total assets will be required to guarantee its obligations under the Credit Facilities. There are no Avaya subsidiaries that currently meet these criteria.

    The Credit Facilities also include negative covenants, including limitations on affiliate transactions, restricted payments and investments and advances. The Credit Facilities also restrict the Company's ability and that of its subsidiaries to incur debt, subject to certain exceptions. The Company is permitted to use the Credit Facilities to fund acquisitions in an aggregate amount not to exceed $150 million and can make larger acquisitions so long as the Credit Facilities are not used to fund the purchase price. In addition, the Credit Facilities require that in connection with any acquisition, no default under the Credit Facilities shall have occurred and be continuing or would result from such acquisition, and the Company shall be in compliance with the financial ratio test described below after giving pro forma effect to such acquisition.

    The Credit Facilities require the Company to maintain a ratio of consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") to interest expense of three to one for each of the four-quarter periods ending March 31, 2002, June 30, 2002 and September 30, 2002 and a ratio of four to one for each four-quarter period thereafter. The Company is also required to maintain consolidated EBITDA of:

    - $20 million for the quarter ended March 31, 2002;

    - $80 million for the two-quarter period ended June 30, 2002;

    - $180 million for the three-quarter period ended September 30, 2002;

    - $300 million for the four-quarter period ended December 31, 2002; and

    - $400 million for each four-quarter period thereafter.

    For purposes of these calculations, the Company is permitted to exclude from the computation of consolidated EBITDA up to $163 million of restructuring charges, including asset impairment and other one time expenses to be taken no later than the fourth quarter of fiscal 2002. In addition, the Company may exclude certain business restructuring charges and related expenses taken in fiscal 2001 and the first quarter of fiscal 2002. In the second quarter of fiscal 2002, the Company incurred $88 million of such business restructuring charges and related expenses. As of March 31, 2002, the Company was in compliance with all required covenants.

    The Credit Facilities provide, at the Company's option, for fixed interest rate and floating interest rate borrowings. Fixed rate borrowings under the Credit Facilities bear interest at a rate equal to (i) the greater of
(A) Citibank, N.A.'s base rate and (B) the federal funds rate plus 0.5% plus
(ii) a margin based on the Company's long-term senior unsecured debt rating (the "Applicable Margin").

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT (CONTINUED)
Floating rate borrowings bear interest at a rate equal to the LIBOR rate plus the Applicable Margin and, if borrowings under a facility exceed 50% of the commitments under such facility, a utilization fee based on the Company's long-term senior unsecured debt rating (the "Applicable Utilization Fee"). Based on the Company's current long-term senior unsecured debt rating, the Applicable Margins for the 364-day Credit Facility and the five-year Credit Facility are 1.525% and 1.50%, respectively, and the Applicable Utilization Fee for both facilities is 0.25%.

UNCOMMITTED CREDIT FACILITIES

    The Company, through its foreign operations, has entered into several uncommitted credit facilities totaling $76 million and $118 million, of which letters of credit of $13 million and $10 million were issued and outstanding as of March 31, 2002 and September 30, 2001, respectively. Letters of credit are purchased guarantees that ensure the Company's performance or payment to third parties in accordance with specified terms and conditions.

LYONS CONVERTIBLE DEBT

    In the first quarter of fiscal 2002, the Company sold through an underwritten public offering under a shelf registration statement an aggregate principal amount at maturity of approximately $944 million of Liquid Yield Option-TM- Notes due 2021 ("LYONs"). The proceeds of approximately
$448 million, net of a $484 million discount and $12 million of underwriting fees, were used to refinance a portion of the Company's outstanding commercial paper. The underwriting fees of $12 million were recorded as deferred financing costs and are being amortized to interest expense over a three-year period through October 31, 2004, which represents the first date holders may require the Company to purchase all or a portion of their LYONs. For the three and six months ended March 31, 2002, $1 million and $2 million, respectively, of deferred financing costs were recorded as interest expense.

    The original issue discount of $484 million accretes daily at a rate of 3.625% per year calculated on a semiannual bond equivalent basis. The Company will not make periodic cash payments of interest on the LYONs. Instead, the amortization of the discount is recorded as interest expense and represents the accretion of the LYONs issue price to their maturity value. For the three and six months ended March 31, 2002, $4 million and $7 million, respectively, of interest expense on the LYONs was recorded, resulting in an accreted value of $467 million as of March 31, 2002. The discount will cease to accrete on the LYONs upon maturity, conversion, purchase by the Company at the option of the holder, or redemption by Avaya. The LYONs are unsecured obligations that rank equally in right of payment with all existing and future unsecured and unsubordinated indebtedness of Avaya.

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

    Avaya may redeem all or a portion of the LYONs for cash at any time on or after October 31, 2004 at a price equal to the sum of the issue price and accrued original issue discount on the LYONs as of the applicable redemption date. Conversely, holders may require the Company to purchase all or

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT (CONTINUED) a portion of their LYONs on October 31, 2004, 2006 and 2011 at a price equal to the sum of the issue price and accrued original issue discount on the LYONs as of the applicable purchase date. The Company may, at its option, elect to pay the purchase price in cash or shares of common stock, or any combination thereof.

    The indenture governing the LYONs includes certain covenants, including a limitation on the Company's ability to grant liens on significant domestic real estate properties or the stock of its subsidiaries holding such properties.

SENIOR SECURED NOTES

    In March 2002, the Company issued in a public offering $440 million aggregate principal amount of 11 1/8% Senior Secured Notes due April 2009 (the "Senior Secured Notes") and received net proceeds of approximately
$425 million. Interest on the Senior Secured Notes is payable on April 1 and October 1 of each year beginning on October 1, 2002. The Senior Secured Notes were issued at a $5 million discount which is being amortized to interest expense over the seven year term to maturity. Additionally, the Company paid approximately $10 million of issuance costs associated with the offering which were recorded as deferred financing costs and are being amortized to interest expense over the term of the Senior Secured Notes. The proceeds from the issuance were used to repay amounts outstanding under the five-year Credit Facility and for general corporate purposes.

    The Senior Secured Notes are secured by a second priority security interest in the collateral securing the Company's obligations under the Credit Facilities and its obligations under the interest rate swap agreements described below. In the event that (i) the Company's corporate credit is rated at least BBB by Standard & Poor's and its long-term senior unsecured debt is rated at least Baa2 by Moody's, each without a negative outlook or its equivalent, or (ii) subject to certain conditions, at least $400 million of unsecured indebtedness is outstanding or available under the Credit Facilities or a bona fide successor credit facility, the security interest in the collateral securing the Senior Secured Notes will terminate. The indenture governing the Senior Secured Notes includes negative covenants that limit the Company's ability to incur secured debt and enter into sale/leaseback transactions. In addition, the indenture also includes conditional covenants that limit the Company's ability to incur debt, enter into affiliate transactions, or make restricted payments or investments and advances. These conditional covenants will apply to the Company until such time, if ever, that the Senior Secured Notes are rated at least BBB- by Standard & Poor's and Baa3 by Moodys, in each case without a negative outlook or its equivalent.

INTEREST RATE SWAP AGREEMENTS

    In April 2002, the Company entered into two interest rate swap agreements (with a total notional amount of $200 million) that qualify and are designated as fair value hedges in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The interest rate swap agreements were executed in order to:

    - convert a portion of the Senior Secured Notes fixed-rate debt into floating-rate debt;

    - maintain a capital structure containing appropriate amounts of fixed and floating-rate debt; and

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT (CONTINUED)
    - reduce net interest payments and expense in the near-term.

    Because the relevant terms of the interest rate swap agreements (including fixed interest rate received, payment dates and termination dates) match the corresponding terms of the Senior Secured Notes, there is no hedge ineffectiveness, as defined in SFAS 133. Accordingly, gains and losses on these interest rate swap agreements will fully offset the losses and gains on the hedged portion of the Senior Secured Notes, which will be marked to market at each reporting date. Interest payments on the swaps will be determined by the variable interest rates, listed below, as in effect at the end of each interest payment period (i.e. in arrears). Based on the applicable LIBOR rate and the spreads described below, the variable rates in effect at the beginning of the swaps' initial interest payment period indicate that the effective interest rate on the $200 million hedged portion of the $440 million aggregate principal amount of the Senior Secured Notes would be approximately 7.40%. However, as noted above, the variable rate in effect at the end of each interest payment period will determine the actual interest expense and interest payment.

    The following table outlines the terms of the interest rate swap agreements:

                                                RECEIVE FIXED
MATURITY DATE              NOTIONAL AMOUNT      INTEREST RATE               PAY VARIABLE INTEREST RATE
-------------           ---------------------   -------------   ---------------------------------------------------
                        (DOLLARS IN MILLIONS)
 April 2009                      $150              11.125%      6 month LIBOR (in arrears) plus 5.055% spread
 April 2009                        50              11.125%      6 month LIBOR (in arrears) plus 5.098% spread
                                 ----
    Total                        $200
                                 ====

    Each counterparty to the interest rate swap agreements is a lender under the Credit Facilities. The Company's obligations under these interest rate swap agreements are secured on the same basis as its obligations under the Credit Facilities.

OTHER SHORT-TERM BORROWINGS

    As of March 31, 2002 and September 30, 2001, the Company had borrowings outstanding attributable to its foreign entities of $11 million and $13 million, respectively. The decrease in the carrying value of these borrowings is attributable to the impact of foreign currency exchange rate fluctuations.

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

9. CONVERTIBLE PARTICIPATING PREFERRED STOCK AND OTHER RELATED EQUITY
TRANSACTIONS

WARBURG TRANSACTIONS

    In October 2000, the Company sold to Warburg Pincus Equity Partners, L.P. and certain of its investment funds (the "Warburg Entities") four million shares of the Company's Series B convertible participating preferred stock and warrants to purchase the Company's common stock for an aggregate purchase price of $400 million. On March 21, 2002, the Company completed a series of transactions pursuant to which the Warburg Entities (i) converted all four million shares of the Series B preferred stock into 38,329,365 shares of Avaya's common stock based on a conversion price of $11.31 per share, which was reduced from the original conversion price of $26.71 per share, (ii) purchased an additional 286,682 shares of common stock by exercising a portion of the warrants at an exercise price of $34.73 per share resulting in gross proceeds of approximately $10 million, and (iii) purchased 14,383,953 shares of the Company's common stock for $6.26 per share (the reported closing price of Avaya's common stock on the New York Stock Exchange on March 8, 2002), resulting in gross proceeds of approximately $90 million. In connection with these transactions, the Company incurred approximately $4 million of financing costs which were recorded as a reduction to additional paid-in capital. As of March 31, 2002, there were no shares of Series B preferred stock outstanding and, accordingly, the Series B preferred stock has ceased accruing dividends.

    As a result of these transactions, the Warburg entities hold approximately 53 million shares of the Company's common stock, which represents approximately 15% of the Company's outstanding common stock, and warrants to purchase approximately 12.1 million additional shares of common stock. These warrants have an exercise price of $34.73 of which warrants exercisable for 6,724,665 shares of common stock expire on October 2, 2004, and warrants exercisable for 5,379,732 shares of common stock expire on October 2, 2005.

    The conversion of the Series B preferred stock and the exercise of the warrants resulted in a charge to accumulated deficit of approximately
$125 million, in addition to the $5 million accretion of the Series B preferred stock from January 1, 2002 through the date of conversion. This charge primarily represents the impact of lowering the preferred stock conversion price from $26.71 per share under the original agreement to $11.31 per share under the amended agreement. The Company recorded a total of $12 million of accretion for the period from October 1, 2001 through the date of conversion.

PUBLIC OFFERING OF COMMON STOCK

    On March 15, 2002, the Company sold 19.55 million shares of common stock for $5.90 per share in a public offering. The Company received proceeds of approximately $112 million, which is net of approximately $3 million of underwriting fees reflected as a reduction to additional paid-in capital.

10. LOSS PER SHARE OF COMMON STOCK

    Basic loss per common share was calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share was calculated by adjusting net loss available to common stockholders and weighted average outstanding shares, assuming conversion of all potentially dilutive securities including stock options, warrants, convertible participating preferred stock and convertible debt.

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

10. LOSS PER SHARE OF COMMON STOCK (CONTINUED)
    Net loss available to common stockholders for both the basic and diluted loss per common share calculations for the three and six months ended March 31, 2002 is adjusted for the $125 million conversion charge related to the Series B preferred stock (see Note 9).

                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                       MARCH 31,                 MARCH 31,
                                                -----------------------   -----------------------
                                                   2002         2001         2002         2001
                                                ----------   ----------   ----------   ----------
                                                (DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE
                                                                    AMOUNTS)
Net loss available to common stockholders.....    $ (193)      $  (70)      $ (220)      $  (61)
                                                  ======       ======       ======       ======
SHARES USED IN COMPUTING LOSS PER COMMON
  SHARE:
  Basic.......................................       306          283          297          283
                                                  ======       ======       ======       ======
  Diluted.....................................       306          283          297          283
                                                  ======       ======       ======       ======
LOSS PER COMMON SHARE:
  Basic.......................................    $(0.63)      $(0.25)      $(0.74)      $(0.21)
                                                  ======       ======       ======       ======
  Diluted.....................................    $(0.63)      $(0.25)      $(0.74)      $(0.21)
                                                  ======       ======       ======       ======
SECURITIES EXCLUDED FROM THE COMPUTATION OF
  DILUTED LOSS PER COMMON SHARE:
  Options(1)..................................        46           66           46           67
  Series B preferred stock(2).................        38           15           38           15
  Warrants(1).................................        12           12           12           12
  Convertible debt(1).........................        54           --           40           --
                                                  ------       ------       ------       ------
  Total.......................................       150           93          136           94
                                                  ======       ======       ======       ======

------------------------

(1) These securities have been excluded from the diluted loss per common share calculation since the effect of their inclusion would have been antidilutive.

(2) When applying the "if-converted" method, the Series B convertible participating preferred stock are assumed to have been converted as of October 1, 2001. However, in applying the "if-converted" method, the Series B convertible participating preferred stock was excluded from the diluted loss per common share calculation since the effect of its inclusion would have been antidilutive.

11. OPERATING SEGMENTS

    Effective January 1, 2002, the Company implemented an internal reorganization and as a result, the Company currently assesses its performance and allocates its resources among four rather than three operating segments. The Company divided its Communications Solutions segment into two reportable segments: Systems and Applications. The objective is to enable the Company to understand and manage its product groups with greater precision. The Systems segment consists of the Company's traditional voice communications systems, converged voice and data network products, and multi-service networking products. The Applications segment consists of software associated with the traditional voice communications systems and the customer relationship management, voice and unified

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

11. OPERATING SEGMENTS (CONTINUED)
messaging, and unified communication products and related professional services. In addition, the Company shifted installation and the network consulting portion of professional services previously reported in Communications Solutions to the Services segment. The Services segment continues to include maintenance, value-added and data services. The Connectivity Solutions segment represents structured cabling systems and electronic cabinets.

    As part of the changes made in the second quarter of fiscal 2002, the Company also redirected a larger portion of corporate operating expenses, consisting mostly of marketing and selling expenses, to each of the operating segments. The costs of shared services and other corporate center operations that (i) are managed on a common basis, (ii) are not identified with the operating segments, and (iii) represent business activities that do not qualify for separate operating segment reporting are aggregated in the Corporate and other category. Such costs include primarily business restructuring charges and related expenses, research and development, information technology, corporate finance and real estate costs.

    As a result of the changes discussed above, prior period amounts have been restated to conform to the current operating segment presentation. Intersegment sales approximate fair market value and are not significant.

OPERATING SEGMENTS

                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                               MARCH 31,             MARCH 31,
                                          -------------------   -------------------
                                            2002       2001       2002       2001
                                          --------   --------   --------   --------
                                                    (DOLLARS IN MILLIONS)
SYSTEMS:
  Total revenue.........................   $  415     $  630     $  856     $1,258
  Operating income......................       27         82         36        193

APPLICATIONS:
  Total revenue.........................   $  186     $  241     $  361     $  485
  Operating income (loss)...............       (2)        23         (9)        42
SERVICES:
  Total revenue.........................   $  535     $  592     $1,089     $1,149
  Operating income......................      143         96        300        194
CONNECTIVITY SOLUTIONS:
  Total revenue.........................   $  143     $  389     $  279     $  745
  Operating income (loss)...............      (22)       141        (50)       226

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

11. OPERATING SEGMENTS (CONTINUED)
RECONCILING ITEMS

    A reconciliation of the totals reported for the operating segments to the corresponding line items in the consolidated financial statements is as follows:

                                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                                       MARCH 31,             MARCH 31,
                                                  -------------------   -------------------
                                                    2002       2001       2002       2001
                                                  --------   --------   --------   --------
                                                            (DOLLARS IN MILLIONS)
REVENUE
  Total operating segments......................   $1,279     $1,852     $2,585     $3,637
OPERATING INCOME (LOSS)
  Total operating segments......................      146        342        277        655
  Corporate and other:
    Business restructuring charges, related
      expenses and start-up expenses............      (88)      (188)       (94)      (247)
    Purchased in-process research and
      development...............................       --        (31)        --        (31)
    Corporate and unallocated shared expenses...     (166)      (226)      (318)      (454)
                                                   ------     ------     ------     ------
      Total operating loss......................   $ (108)    $ (103)    $ (135)    $  (77)
                                                   ======     ======     ======     ======

GEOGRAPHIC INFORMATION

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               MARCH 31,             MARCH 31,
                                                          -------------------   -------------------
                                                            2002       2001       2002       2001
                                                          --------   --------   --------   --------
                                                                    (DOLLARS IN MILLIONS)
REVENUE(1)
  U.S...................................................   $  928     $1,395     $1,872     $2,741
  International.........................................      351        457        713        896
                                                           ------     ------     ------     ------
    Total...............................................   $1,279     $1,852     $2,585     $3,637
                                                           ======     ======     ======     ======

------------------------

(1) Revenue is attributed to geographic areas based on the location of customers.

CONCENTRATIONS

    No single customer accounted for more than 10% of the Company's revenue for the six months ended March 31, 2002.

    In March 2000, as part of its strategy to strengthen its distribution network, Avaya sold its primary distribution function for voice communications systems for small and mid-sized enterprises to Expanets, Inc., currently the Company's largest dealer. The terms of the sale provided that the Company would provide billing, collection and maintenance services for Expanets for a transitional period. In May 2001, the dealer agreement was restructured to more precisely define the customer base to be serviced by each party, including small or branch offices of larger enterprises.

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

11. OPERATING SEGMENTS (CONTINUED)
    At the time the dealer agreement was restructured, Expanets' efforts to obtain a commercial credit facility were hampered by the fact that its billing and collection function had not yet been migrated to its information systems. Because of the importance to Avaya of the Expanets relationship and the customer base served by Expanets, the Company agreed to provide a $125 million short-term line of credit (as amended as described below, the "Dealer Credit Agreement"). The Dealer Credit Agreement applies to certain unpaid and outstanding receivables for amounts due to Avaya by Expanets. A delay in the migration of the billing and collection function until December 2001 affected Expanets' ability to obtain a collateralized commercial credit facility by the original March 31, 2002 expiration date of the Dealer Credit Agreement.

    Accordingly, in March 2002, the Company entered into an amendment to the Dealer Credit Agreement with Expanets and its parent company, NorthWestern Corporation. The Dealer Credit Agreement provides for installment payments under the credit line in the amounts of $25 million, $20 million and $25 million in March 2002, April 2002 and August 2002, respectively, with the remaining balance due on December 31, 2002. As of May 15, 2002, the Company had received the first two installment payments. The Dealer Credit Agreement provides that the borrowing limit shall be reduced by the amount of each installment payment upon the receipt of such payment and may also be offset by certain obligations of the Company to Expanets related to the March 2000 sale of the distribution function to Expanets. The original borrowing limit of $125 million remained unchanged as of September 30, 2001, but was reduced upon receipt of the March and April 2002 installment payments and by offsets of $3 million in each of March and April 2002. Accordingly, as of March 31, 2002 and May 14, 2002, the borrowing limit was $97 million and $74 million, respectively. The interest rate on the line of credit will accrue at an annual rate of 12% through August 31, 2002, and increase to 15% on September 1, 2002.

    The following table summarizes the amounts receivable from Expanets, including amounts outstanding under the line of credit, as of March 31, 2002 and September 30, 2001:

                                                            AS OF              AS OF
                                                        MARCH 31, 2002   SEPTEMBER 30, 2001
                                                        --------------   ------------------
                                                               (DOLLARS IN MILLIONS)
Receivables...........................................       $ 52               $117
Other current assets..................................         83                 81
                                                             ----               ----
Total amounts receivable from Expanets................       $135               $198
                                                             ====               ====
Secured and unsecured components of the amounts
  receivable are as follows:
Secured line of credit (included in receivables)......       $ 33               $ 71
Secured line of credit (included in other current
  assets).............................................         64                 50
                                                             ----               ----
  Total secured line of credit........................         97                121
  Unsecured...........................................         38                 77
                                                             ----               ----
  Total amounts receivable from Expanets..............       $135               $198
                                                             ====               ====

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

11. OPERATING SEGMENTS (CONTINUED)
    Amounts recorded in receivables represent trade receivables due from Expanets on sales of products. Amounts recorded in other current assets represent receivables due from Expanets for transitional billing, collection and maintenance services.

    Outstanding amounts under the line of credit are secured by Expanets' accounts receivable and inventory. In addition, NorthWestern has guaranteed up to $50 million of Expanets' obligations under the Dealer Credit Agreement. A default by NorthWestern of its guarantee obligations under the Dealer Credit Agreement would constitute a default under the Expanets' dealer agreement with the Company, resulting in a termination of the non-competition provisions contained in such agreement and permitting the Company to sell products to Expanets' customers.

    There can be no assurance that Expanets will be able to comply with the remaining terms of the Dealer Credit Agreement. In the event Expanets is unable to comply with the terms of the Dealer Credit Agreement and a default occurs, the remedies available to Avaya under such agreement may be insufficient to satisfy in full all of Expanets' obligations to the Company.

    For each of the three and six months ended March 31, 2001, sales to Expanets, which are included in the Systems and Applications segments, were approximately 11% of the Company's revenue.

CONNECTIVITY SOLUTIONS

    In February 2002, the Company engaged Salomon Smith Barney Inc. to explore alternatives for the Company's Connectivity Solutions segment, including the possible sale of the business. The Connectivity Solutions segment consists of the Company's structured cabling systems and electronic cabinets and markets products including (i) the SYSTIMAX-Registered Trademark- product line of structured cabling systems primarily to enterprises of various sizes for wiring phones, workstations, personal computers, local area networks and other communications devices through their buildings or across their campuses,
(ii) the ExchangeMAX-Registered Trademark- product line of structured cabling systems primarily to central offices of service providers, such as telephone companies or Internet service providers, and (iii) electronic cabinets to enclose electronic devices and equipment primarily to service providers.

    The Company's goal in exploring alternatives for the Connectivity Solutions segment is to strengthen its focus on higher growth opportunities by emphasizing the Systems, Applications and Services offerings, such as converged voice and data network products and unified communication and customer relationship management solutions. These offerings, unlike the Connectivity Solutions offerings, are targeted exclusively at enterprises and offer increased growth potential. In addition, management believes that the proceeds from any sale of the Connectivity Solutions segment would help enhance the Company's liquidity. Connectivity Solutions comprised $1,322 million, or 19.5%, of the Company's total revenue in the fiscal year ended September 30, 2001, and $143 million, or 11.2%, and $279 million, or 10.8%, for the three and six months ended March 31, 2002, respectively.

12. TRANSACTIONS WITH LUCENT AND OTHER RELATED PARTY TRANSACTIONS

CONTRIBUTION AND DISTRIBUTION AGREEMENT

    In connection with the Contribution and Distribution, the Company and Lucent executed and delivered the Contribution and Distribution Agreement and certain related agreements.

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

12. TRANSACTIONS WITH LUCENT AND OTHER RELATED PARTY TRANSACTIONS (CONTINUED)

    Pursuant to the Contribution and Distribution Agreement, Lucent contributed to the Company substantially all of the assets, liabilities and operations associated with its enterprise networking businesses (the "Company's Businesses"). The Contribution and Distribution Agreement, among other things, provides that, in general, the Company will indemnify Lucent for all liabilities including certain pre-Distribution tax obligations of Lucent relating to the Company's Businesses and all contingent liabilities primarily relating to the Company's Businesses or otherwise assigned to the Company. In addition, the Contribution and Distribution Agreement provides that certain contingent liabilities not allocated to one of the parties will be shared contingent liabilities and borne 90% by Lucent and 10% by the Company. The Contribution and Distribution Agreement also provides that contingent liabilities in excess of $50 million that are primarily related to Lucent's businesses shall be borne 90% by Lucent and 10% by the Company and contingent liabilities in excess of $50 million that are primarily related to the Company's business shall be borne equally by the parties.

    In addition, if the Distribution fails to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code because of an acquisition of the Company's stock or assets, or some other actions of the Company, then the Company will be solely liable for any resulting corporate taxes.

OTHER RELATED PARTY TRANSACTIONS

    Jeffrey A. Harris, a senior managing director of Warburg Pincus LLC and a general partner of Warburg, Pincus & Co. each of which is an affiliate of Warburg Pincus Equity Partners L.P., resigned from the Company's board of directors prior to the approval by the board of the transactions disclosed under "Warburg Transactions" in Note 9. Mr. Harris had served as the chairman of Avaya's audit and finance committee. The board has appointed Mark Leslie, a member of the audit and finance committee, to succeed Mr. Harris as chairman of that committee. In April 2002, the Warburg Entities exercised their contractual right to designate for election to the board a director unaffiliated with the Warburg Entities reasonably acceptable to the Company's board of directors. Accordingly, Anthony P. Terraciano was appointed to the Company's board as the Warburg Entities' nominee.

    Henry B. Schacht has been a director of Avaya since September 2000.
Mr. Schacht is currently on a leave of absence as a managing director and senior advisor of Warburg Pincus LLC.

13. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

    From time to time the Company is involved in legal proceedings arising in the ordinary course of business. Other than as described below, the Company believes there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

YEAR 2000 ACTIONS

    Three separate purported class action lawsuits are pending against Lucent, one in state court in West Virginia, one in federal court in the Southern District of New York and another in federal court in the Southern District of California. The case in New York was filed in January 1999 and, after being

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

13. COMMITMENTS AND CONTINGENCIES (CONTINUED) dismissed, was refiled in September 2000. The case in West Virginia was filed in April 1999 and the case in California was filed in June 1999, and amended in 2000 to include Avaya as a defendant. The Company may also be named a party to the other actions and, in any event, has assumed the obligations of Lucent for all of these cases under the Contribution and Distribution Agreement. All three actions are based upon claims that Lucent sold products that were not Year 2000 compliant, meaning that the products were designed and developed without considering the possible impact of the change in the calendar from December 31, 1999 to January 1, 2000. The complaints allege that the sale of these products violated statutory consumer protection laws and constituted breaches of implied warranties. A class has not been certified in any of the three cases and, to the extent a class is certified in any of the cases, the Company expects that class to constitute those enterprises that purchased the products in question. The complaints seek, among other remedies, compensatory damages, punitive damages and counsel fees in amounts that have not yet been specified. Although the Company believes that the outcome of these actions will not adversely affect its financial position, results of operations or cash flows, if these cases are not resolved in a timely manner, they will require expenditure of significant legal costs related to their defense.

COUPON PROGRAM CLASS ACTION

    In April 1998, a class action was filed against Lucent in state court in New Jersey, alleging that Lucent improperly administered a coupon program resulting from the settlement of a prior class action. The plaintiffs allege that Lucent improperly limited the redemption of the coupons from dealers by not allowing them to be combined with other volume discount offers, thus limiting the market for the coupons. The Company has assumed the obligations of Lucent for these cases under the Contribution and Distribution Agreement. The complaint alleges breach of contract, fraud and other claims and the plaintiffs seek compensatory and consequential damages, interest and attorneys' fees. The parties have entered into a settlement agreement that has been approved by the court pursuant to a written order.

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

    The above actions have been consolidated with other purported class actions filed against Lucent on behalf of its stockholders in January 2000 and are pending in the Federal District Court for the District of New Jersey. The Company understands that Lucent has filed a motion to dismiss the Fifth Consolidated Amended and Supplemental Class Action Complaint in the consolidated action. The plaintiffs allege that they were injured by reason of certain alleged false and misleading statements made by Lucent in violation of the federal securities laws. The consolidated cases were initially filed on behalf of stockholders of Lucent who bought Lucent common stock between October 26, 1999 and January 6, 2000, but the consolidated complaint was amended to include purported class members who purchased Lucent common stock up to November 21, 2000. A class has not yet been certified in the

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

13. COMMITMENTS AND CONTINGENCIES (CONTINUED) consolidated actions. The plaintiffs in all these stockholder class actions seek compensatory damages plus interest and attorneys' fees.

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

REVERSE/FORWARD STOCK SPLIT COMPLAINTS

    In January 2002, a complaint was filed in the Court of Chancery of the State of Delaware against the Company seeking to enjoin it from effectuating a reverse stock split followed by a forward stock split described in its proxy statement for its 2002 Annual Meeting of Shareholders held on February 26, 2002. At the annual meeting, the Company obtained the approval of its shareholders of each of three alternative transactions:

    - a reverse 1-for-30 stock split followed immediately by a forward 30-for-1 stock split of the Company's common stock;

    - a reverse 1-for-40 stock split followed immediately by a forward 40-for-1 stock split of the Company's common stock;

    - a reverse 1-for-50 stock split followed immediately by a forward 50-for-1 stock split of the Company's common stock.

    The complaint alleges, among other things, that the manner in which the Company plans to implement the transactions, as described in its proxy statement, violates certain aspects of Delaware law with regard to the treatment of fractional shares and that the description of the proposed transactions in the proxy statement is misleading to the extent it reflects such violations. The action purports to be a class action on behalf of all holders of less than 50 shares of the Company's common stock. The plaintiff is seeking, among other things, damages as well as injunctive relief enjoining the Company

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

13. COMMITMENTS AND CONTINGENCIES (CONTINUED) from effecting the transactions and requiring the Company to make corrective, supplemental disclosure. Both parties have moved for summary judgment in this matter and the court has recently heard oral argument on these motions. The Company cannot provide assurance that this lawsuit will not impair its ability to implement any of the transactions.

    In April 2002, a complaint was filed against the Company in the Superior Court of New Jersey, Somerset County, in connection with the reverse/forward stock splits described above. The action purports to be a class action on behalf of all holders of less than 50 shares of the Company's common stock. The plaintiff is seeking, among other things, injunctive relief enjoining the Company from effecting the transactions. This matter is in the early stages and there can be no assurance that this lawsuit will not impair the Company's ability to implement any of the transactions.

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

CONDITIONAL REPURCHASE OBLIGATIONS

    Avaya sells products to various distributors that may obtain financing from unaffiliated third party lending institutions. In the event the lending institution repossesses the distributor's inventory of Avaya products, Avaya is obligated under certain circumstances to repurchase such inventory from the lending institution. The Company's obligation to repurchase inventory from the lending institution terminates 180 days from the date of invoicing by Avaya to the distributor. The repurchase amount is equal to the price originally paid to Avaya by the lending institution for the inventory. The amount reported to the Company from distributors who participate in these arrangements as their inventory on-hand was approximately $77 million as of March 31, 2002. The Company is unable to determine how much of this inventory was financed and, if so, whether any amounts have been paid to the lending institutions. Therefore, the Company's repurchase obligation could be less than the amount of inventory on-hand.

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

13. COMMITMENTS AND CONTINGENCIES (CONTINUED)
While there have not been any repurchases made by Avaya under such agreements, there can be no assurance that the Company will not be obligated to repurchase inventory under these arrangements in the future.

14. SUBSEQUENT EVENTS

AIRCRAFT SALE-LEASEBACK

    In June 2001, the Company sold a corporate aircraft for approximately
$34 million and subsequently entered into an agreement to lease it back over a five-year period. In March 2002, the Company elected to terminate the aircraft sale-leaseback agreement and, pursuant to the terms of the agreement, the Company agreed to purchase the aircraft from the lessor for a purchase price equal to the unamortized lease balance of approximately $33 million. The closing of the purchase was completed in April 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following section should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

    Our accompanying unaudited consolidated financial statements as of March 31, 2002 and for the three and six months ended March 31, 2002 and 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission for interim financial statements, and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2001. In our opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated. Certain prior year amounts have been reclassified to conform to the current interim period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

RISKS AND UNCERTAINTIES

    The matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements that are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management's beliefs and assumptions made by management. Such statements include, in particular, statements about our plans, strategies and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward looking statements. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward looking statements after they are made, whether as a result of new information, future events or otherwise.

    Important factors that could cause actual outcomes and results to differ materially from the forward looking statements we make in Management's Discussion and Analysis of Financial Condition and Results of Operations include the factors described in our Annual Report on Form 10-K and those described below:

    RISKS RELATED TO OUR REVENUE--As more fully discussed under
    "--Overview--REVENUE DECLINE," we have experienced declines in our revenue as a result of the low growth in the enterprise voice communications market and the economic slowdown in the U.S. and internationally. In addition, our revenue may be affected by the following factors:

    - increasing price and product and services competition by U.S. and foreign competitors, including new entrants;

    - rapid technological developments and changes and our ability to continue to introduce competitive new products and services on a timely, cost-effective basis in commercially available quantities;

    - our mix of products and services;

    - U.S. and foreign governmental and public policy changes that may affect the level of new investments and purchases made by customers;

    - customer demand for our products and services; and

    - our ability to market our products and services effectively.

    RISKS RELATED TO LIQUIDITY--As more fully discussed under "--Liquidity and Capital Resources," (i) our ability to obtain external financing has been affected by recent downgrades of our debt ratings; (ii) we may not have continued access to adequate or cost effective financing or capital resources due to our debt ratings, our level of secured indebtedness and market or other conditions, and (iii) the financial and other covenants contained in our financing agreements may limit the operations of our business and prevent us from engaging in some activities that may be beneficial to our business.

    RISKS RELATED TO OUR OPERATIONS--Our operations maybe affected by many factors, including those described under "--Overview--CONNECTIVITY SOLUTIONS" and "--Overview--OUTSOURCING OF CERTAIN MANUFACTURING OPERATIONS" and the following additional factors;

    - our ability to achieve lower costs and expenses;

    - our ability to attract and retain talent in key technological areas;

    - our ability to form and implement alliances and address gaps in technology;

    - our ability to implement in a timely manner our restructuring plans or to mitigate any disruptions in our operations as a result of the implementation of our restructuring plans;

    - our ability to negotiate acquisitions and dispositions and to successfully integrate acquired companies; and

    - our ability to realize cost savings from our manufacturing outsourcing initiative.

    RISKS RELATED TO REGULATORY AND LEGAL AFFAIRS--We may be affected by the following factors related to regulatory and legal affairs:

    - changes in environmental and other U.S. and foreign governmental regulations;

    - our ability to protect our intellectual property rights; and

    - the outcome of pending and future litigation, including class actions, and governmental proceedings.

    These risks are representative of the factors that could cause actual outcomes and results to differ from the forward looking statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations. The categorization of risks set forth above are meant to help you better understand the risks facing our business and are not intended to limit your consideration of the possible effects of these risks to the listed categories. Any adverse effects related to the above mentioned risks may, and likely will, adversely affect many aspects of our business. In addition, any forward looking statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations could be affected by general industry and market conditions and growth rates, economic conditions worldwide, including interest rate and currency exchange fluctuations, and other future factors.

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

    Effective January 1, 2002, we implemented an internal reorganization and as a result, we currently assess our performance and allocate our resources among four rather than three operating segments. We divided our Communications Solutions segment into two reportable segments: Systems and Applications. Our objective is to enable us to understand and manage our product groups with greater precision. The Systems segment consists of our traditional voice communications systems, converged voice and data network products, and multi-service networking products. The Applications segment consists of software associated with our traditional voice communications systems and the customer relationship management, voice and unified messaging, and unified communication products and related professional services. In addition, we shifted installation and the network consulting portion of professional services previously reported in Communications Solutions to the Services segment. The Services segment continues to include maintenance, value-added and data services. The Connectivity Solutions segment represents structured cabling systems and electronic cabinets.

    As part of the changes made in the second quarter of fiscal 2002, we also redirected a larger portion of corporate operating expenses, consisting mostly of marketing and selling expenses, to each of the operating segments. The costs of shared services and other corporate center operations that (i) are managed on a common basis, (ii) are not identified with the operating segments, and
(iii) represent business activities that do not qualify for separate operating segment reporting are aggregated in the Corporate and other category. Such costs include primarily business restructuring charges and related expenses, research and development, information technology, corporate finance and real estate costs.

    As a result of the changes discussed above, prior period amounts have been restated to conform to the current operating segment presentation. Intersegment sales approximate fair market value and are not significant.

REVENUE DECLINE

    We have been experiencing declines in revenue from our traditional business, enterprise voice communications products. We expect, based on various industry reports, a low growth rate or no growth in the market segments for these traditional products. We are implementing a strategy to capitalize on the higher growth opportunities in our market, including advanced communications solutions such as converged voice and data network products, customer relationship management solutions, unified communication applications and multi-service networking products. This strategy requires us to make a significant change in the direction and strategy of our company to focus on the development and sales of these advanced products. The success of this strategy, however, is subject to many risks, including the risks that:

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

    Our traditional enterprise voice communications products and the advanced communications solutions described above are a part of our Systems and Applications segments. If we are unsuccessful in implementing our strategy, the contribution to our results from our Systems and Applications segments may decline, reducing our overall operating results, thereby requiring a greater need for external capital resources.

    In addition, the long-term trend of decline in our revenue described above has been exacerbated by the economic slowdown that began in the first half of calendar 2001, particularly in the U.S. This economic slowdown, which was exacerbated by the events of September 11, 2001 and the aftermath of such events, has had, and continues to have, an adverse effect on our operating results. Our revenue for the current quarter ended March 31, 2002 was $1,279 million, a decrease of 30.9%, or $573 million, from $1,852 million for the quarter ended March 31, 2001, and a sequential decrease of 2.1%, or $27 million, from $1,306 million for the quarter ended December 31, 2001. Our revenue for the quarter ended December 31, 2001 represented a decrease of 26.8%, or $479 million, from $1,785 million for the quarter ended December 31, 2000, and a sequential decrease of 9.4%, or $136 million, from $1,442 million for the quarter ended September 30, 2001.

    If the global economy, and in particular the U.S. economy, does not improve, our revenue and operating results will continue to be adversely affected or we may not be able to comply with the financial covenants included in our credit facilities, as described in "--Liquidity and Capital Resources." As of March 31, 2002, we were in compliance with such financial covenants.

    In addition to the decline in revenue from our traditional enterprise voice communications products, the economic slowdown has been an important factor in the significant decrease in revenue from our Connectivity Solutions segment over the last three quarters. Revenue from Connectivity Solutions for the quarter ended March 31, 2002 was $143 million, a decrease of 63.2%, or $246 million, from $389 million for the quarter March 31, 2001. However, revenue from Connectivity Solutions increased sequentially by 5.1%, or $7 million, from $136 million for the quarter ended December 31, 2001. Revenue from this segment for the quarter ended December 31, 2001 represented a decrease of 61.8%, or $220 million, from $356 million for the quarter December 31, 2000 and a sequential decrease of 34.0%, or $70 million, from $206 million for the quarter ended September 30, 2001.

CONNECTIVITY SOLUTIONS

    In February 2002, we engaged Salomon Smith Barney Inc. to explore alternatives for our Connectivity Solutions segment, including the possible sale of the business. The Connectivity Solutions segment consists of our structured cabling systems and electronic cabinets and markets products including (i) the SYSTIMAX-Registered Trademark- product line of structured cabling systems primarily to enterprises of various sizes for wiring phones, workstations, personal computers, local area networks and other communications devices through their buildings or across their campuses, (ii) the ExchangeMAX-Registered Trademark- product line of structured cabling systems primarily to central offices of service providers, such as telephone companies or Internet service providers, and (iii) electronic cabinets to enclose electronic devices and equipment primarily to service providers.

    Our goal in exploring alternatives for the Connectivity Solutions segment is to strengthen our focus on higher growth opportunities by emphasizing Systems, Applications and Services offerings, such as converged voice and data network products and unified communication and customer relationship management solutions. These offerings, unlike the Connectivity Solutions offerings, are targeted exclusively at enterprises and offer increased growth potential. In addition, we believe that the proceeds from any sale of the Connectivity Solutions segment would help enhance our liquidity. Connectivity Solutions comprised $1,322 million, or 19.5%, of our total revenue in the fiscal year ended September 30, 2001, and $143 million, or 11.2%, and $279 million, or 10.8%, for the three and six months ended March 31, 2002, respectively.

    Revenue from our Connectivity Solutions segment has declined significantly since the first half of fiscal 2001, contributing to the deterioration of our operating results during the same period. Historically, however, our Connectivity Solutions segment has provided a significant contribution to our operating results. Any disposition of our Connectivity Solutions segment would result in a loss of a historically significant contributor to our operating results, which could adversely affect our consolidated operating results. See
Note 11 "Operating Segments" included in our accompanying Notes to Consolidated Financial Statements for further information regarding the contribution of Connectivity Solutions to our consolidated operating results.

SFAS 142

    Effective October 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their remaining useful lives. In connection with the adoption of SFAS 142, we reviewed the classification of our existing goodwill and other intangible assets, reassessed the useful lives previously assigned to other intangible assets, and discontinued amortization of goodwill. During the second quarter of fiscal 2002, we completed a transitional review of our goodwill for impairment and as a result, determined that no impairment charge was necessary. See our "Results of Operations" discussion noted below for the impact of the adoption of SFAS 142 on selling, general and administrative expense.

    For the three and six months ended March 31, 2001, goodwill amortization, net of tax, amounted to $10 million and $18 million, respectively. If we had adopted SFAS 142 as of the beginning of the first quarter of fiscal 2001 and discontinued goodwill amortization, net loss and loss per common share on a pro forma basis would have been as follows:

                                                                   PRO FORMA
                                                -----------------------------------------------
                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                   MARCH 31, 2001              MARCH 31, 2001
                                                --------------------         ------------------
                                                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net Loss......................................         $  (54)                     $  (30)
Loss Per Common Share:
  Basic.......................................         $(0.21)                     $(0.15)
  Diluted.....................................         $(0.21)                     $(0.15)

INTERNAL USE SOFTWARE

    At the beginning of the second quarter of fiscal 2002, we changed the estimated useful life of certain internal use software to reflect actual experience as a stand-alone company on the utilization of such software, which extended the useful life of these assets from three to seven years. This change lowered depreciation expense by approximately $4 million, equivalent to $0.01 per diluted share, for each of the three and six month periods ended March 31, 2002.

    The following table sets forth the allocation of our revenue among our operating segments, expressed as a percentage of total revenue:

                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                     MARCH 31,             MARCH 31,
                                                -------------------   -------------------
                                                  2002       2001       2002       2001
                                                --------   --------   --------   --------
OPERATING SEGMENTS:
  Systems.....................................    32.5%      34.0%      33.1%      34.6%
  Applications................................    14.5       13.0       14.0       13.3
  Services....................................    41.8       32.0       42.1       31.6
  Connectivity Solutions......................    11.2       21.0       10.8       20.5
                                                 -----      -----      -----      -----
    Total.....................................   100.0%     100.0%     100.0%     100.0%
                                                 =====      =====      =====      =====

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

BUSINESS RESTRUCTURING CHARGES AND RELATED EXPENSES

    We recorded business restructuring charges and related expenses of $88 million and $94 million for the three and six months ended March 31, 2002, respectively. Included in these amounts is an $84 million pretax charge taken in the second quarter of fiscal 2002 associated with our efforts to improve our business performance in response to the continued industry-wide economic slowdown. We expect this $84 million charge to result in a usage of $78 million of cash. The components of this charge include $73 million of employee separation costs, $10 million of lease termination costs, and $1 million of other exit costs. The charge for employee separation costs is comprised of $67 million for severance and other employee separation costs, and $6 million primarily related to the cost of curtailment in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." The employee separation costs were incurred in connection with the elimination of approximately 2,000 employee positions. Lease termination costs are comprised primarily of information technology lease termination payments. We may take further restructuring charges during the remainder of fiscal 2002. We expect to fund the charges taken during the second quarter of fiscal 2002 with available cash or cash from operations.

    The September 30, 2001 business restructuring reserve reflects the remaining balance associated with our pretax business restructuring charges of $520 million in fiscal 2000 related to our separation from Lucent, $134 million in the second quarter of fiscal 2001 related to our outsourcing of certain manufacturing operations, and $540 million in the fourth quarter of fiscal 2001 for the acceleration of our restructuring plan.

    The following table summarizes the status of our business restructuring reserve and other related expenses as of and for the six months ended March 31, 2002:

                                                                                             OTHER
                                                                                            RELATED
                                              BUSINESS RESTRUCTURING RESERVE                EXPENSES
                                    ---------------------------------------------------   ------------        TOTAL
                                                                              TOTAL                          BUSINESS
                                     EMPLOYEE       LEASE       OTHER       BUSINESS                      RESTRUCTURING
                                    SEPARATION   TERMINATION     EXIT     RESTRUCTURING   INCREMENTAL      RESERVE AND
                                      COSTS      OBLIGATIONS    COSTS        RESERVE      PERIOD COSTS   RELATED EXPENSES
                                    ----------   -----------   --------   -------------   ------------   ----------------
Balance as of September 30,
  2001............................     $ 96          $78          $5          $179         $      --           $179
Charges...........................       73           10           1            84                10             94
Increase in benefit obligations...       (6)          --          --            (6)               --             (6)
Cash payments.....................      (60)         (36)         (3)          (99)              (10)          (109)
                                       ----          ---          --          ----         ---------           ----
Balance as of March 31, 2002......     $103          $52          $3          $158         $      --           $158
                                       ====          ===          ==          ====         =========           ====

    Employee separation costs included in the business restructuring reserve were made through lump sum payments, although certain union-represented employees elected to receive a series of payments extending over a period of up to two years from the date of departure. Payments to employees who elected to receive severance through a series of payments will extend through 2004. The workforce reductions related to our separation from Lucent, the outsourcing of certain manufacturing operations and the acceleration of our restructuring plan were substantially complete at the end of fiscal 2001. In connection with the workforce reduction charge taken in the second quarter of fiscal 2002, approximately 1,100 of the 2,000 employees had departed as of March 31, 2002. The charges for lease termination obligations, which consisted of real estate and equipment leases, included approximately 2.8 million square feet of excess space of which we have vacated 966,000 square feet as of March 31, 2002. Payments on lease termination obligations will be substantially completed by 2003 because, in certain circumstances, the remaining lease payments were less than the termination fees.

    For the three and six months ended March 31, 2002, we recorded $4 million and $10 million, respectively, of other related expenses primarily associated with our outsourcing of certain manufacturing operations. For the three and six months ended March 31, 2001, we recorded $48 million and $71 million, respectively, of other related expenses associated with our separation from Lucent related primarily to computer system transition costs such as data conversion activities, asset transfers, and training. In addition, we recorded $6 million and $42 million, respectively, in selling, general and administrative expenses for additional start-up activities during the three and six months ended March 31, 2001, largely resulting from marketing costs associated with continuing to establish the Avaya brand.

    During the remainder of fiscal 2002, we expect to incur additional period costs of approximately $14 million, $17 million, and $3 million related to our outsourcing of certain of our manufacturing operations, our accelerated restructuring program, and the charge taken in the second quarter of fiscal 2002, respectively.

    Our Credit Facilities (as defined below) and the indenture governing the Senior Secured Notes (as defined below) permit us to exclude from the computation of EBITDA up to $163 million of restructuring charges, including asset impairment and other one time expenses to be taken no later than the fourth quarter of fiscal 2002. We have accordingly excluded the $88 million of charges taken in the second quarter of fiscal 2002 from the computation of EBITDA.

OUTSOURCING OF CERTAIN MANUFACTURING OPERATIONS

    As a result of our contract manufacturing initiative, Celestica exclusively manufactures substantially all of our Systems and Applications products at various facilities in the U.S. and Mexico. We believe that outsourcing our manufacturing operations will allow us to improve our cash flow over the next few years through a reduction of inventory and reduced capital expenditures

    We are not obligated to purchase products from Celestica in any specific quantity, except as we outline in forecasts or orders for products required to be manufactured by Celestica. In addition, we may be obligated to purchase certain excess inventory levels from Celestica that could result from our actual sales of product varying from forecast. Our outsourcing agreement with Celestica results in a concentration that, if suddenly eliminated, could have an adverse effect on our operations. While we believe that alternative sources of supply would be available, disruption of our primary source of supply could create a temporary, adverse effect on product shipments. There is no other significant concentration of business transacted with a particular supplier that could, if suddenly eliminated, have a material adverse affect on our financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

    The following table sets forth line items from our Consolidated Statements of Operations as a percentage of revenue for the periods indicated:

                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                          MARCH 31,                   MARCH 31,
                                    ----------------------      ----------------------
                                      2002          2001          2002          2001
                                    --------      --------      --------      --------
Revenue...........................   100.0 %       100.0 %       100.0 %       100.0 %
Costs.............................    60.4          55.8          60.4          56.7
                                     -----         -----         -----         -----
Gross margin......................    39.6          44.2          39.6          43.3
                                     -----         -----         -----         -----
Operating expenses:
    Selling, general and
      administrative..............    31.8          30.0          32.0          30.9
    Business restructuring charges
      and related expenses........     6.9           9.8           3.6           5.6
    Research and development......     9.3           8.3           9.2           8.1
    Purchased in-process research
      and development.............      --           1.7            --           0.8
                                     -----         -----         -----         -----
Total operating expenses..........    48.0          49.8          44.8          45.4
                                     -----         -----         -----         -----
Operating loss....................    (8.4)         (5.6)         (5.2)         (2.1)
Other income, net.................     0.9           1.0           0.7           0.7
Interest expense..................    (0.6)         (0.5)         (0.7)         (0.5)
Benefit for income taxes..........    (3.2)         (1.7)         (2.0)         (0.6)
                                     -----         -----         -----         -----
Net loss..........................    (4.9)%        (3.4)%        (3.2)%        (1.3)%
                                     =====         =====         =====         =====

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

    The following table shows the change in revenue, both in dollars and in percentage terms:

                                            THREE MONTHS ENDED
                                                 MARCH 31,              CHANGE
                                            -------------------   -------------------
                                              2002       2001        $          %
                                            --------   --------   --------   --------
                                                      (DOLLARS IN MILLIONS)
Systems...................................   $  415     $  630     $(215)     (34.1)%
Applications..............................      186        241       (55)     (22.8)
Services..................................      535        592       (57)      (9.6)
Connectivity Solutions....................      143        389      (246)     (63.2)
                                             ------     ------     -----
    Total operating segments..............   $1,279     $1,852     $(573)     (30.9)%
                                             ======     ======     =====

    REVENUE. Revenue decreased 30.9%, or $573 million, from $1,852 million for the second quarter of fiscal 2001, to $1,279 million for the same period in fiscal 2002 due to decreases primarily in our Systems and Connectivity Solutions segments, and to a lesser extent, decreases in our Applications and Services segments. The overall reduction in revenue was mainly attributable to the continued economic deterioration that resulted in decreased demand for telephony equipment and related products. A weak global economy led to continued customer downsizing as well as a continued slowdown in IT spending and business start-ups, each of which had a negative impact on our revenue.

    Systems revenue declined by $215 million largely due to a decline of $177 million related to our traditional voice communications systems and a decline of $38 million in data and Internet Protocol ("IP") convergence sales. The economic downturn in the U.S. contributed to a slowdown of sales volume in both data and telephony switch markets as companies found themselves with sufficient capacity in their networks to meet the needs of a reduced workforce. In addition, the decrease in traditional voice is consistent with the trend described in "Revenue Decline", as many companies transition from traditional PBX solutions to IP-enabled solutions.

    Applications revenue declined by $55 million as a result of the decline in our traditional voice and data sales as enterprises put their expansion and relocation plans on hold because of the uncertain economic climate.

    Connectivity Solutions revenue decreased by $246 million driven mainly by a decline of $138 million in sales of ExchangeMAX-Registered Trademark- cabling for service providers. In addition, revenues from our SYSTIMAX-Registered Trademark- structured cabling systems for enterprises declined by $53 million, and electronic cabinets revenues declined by $45 million. Sales of our ExchangeMAX cabling and electronic cabinets dropped significantly as our customers deferred capital spending and concentrated on extracting maximum value from existing systems, as well as increased competition. The drivers behind the decline in SYSTIMAX revenues were a lack of large infrastructure projects and capital expenditure retrenching, a shift in product sales from higher priced cable sold domestically to lower priced cable sold outside the U.S., and a reduction in cable pricing to maintain market share in response to pricing pressures within the market.

    Services revenue decreased by $57 million as a result of lower demand for equipment adds, moves and changes, as well as for maintenance billed on a time and materials basis and customer training, a loss of a major value-added services contract in our Europe/Middle East/Africa region, and the renegotiation of an agreement with a major dealer which extended the term of the agreement, but lowered the monthly rate.

    Revenue within the U.S. decreased 33.5%, or $467 million, from $1,395 million for the second quarter of fiscal 2001 to $928 million for the same period in fiscal 2002. This decrease resulted from declines of $223 million in Connectivity Solutions, $141 million in Systems, $57 million in Services and

$46 million in Applications. Outside the U.S., revenue decreased 23.2%, or $106 million, from $457 million for the second quarter of fiscal 2001 to $351 million for the same period in fiscal 2002. This decrease is due to declines of $74 million in Systems, $23 million in Connectivity Solutions, and $9 million in Applications. Services revenue remained flat outside the U.S. Revenue outside the U.S. in the second quarter of fiscal 2001 represented 24.7% of revenue compared with 27.4% in the same period of fiscal 2002.

    COSTS AND GROSS MARGIN. Total costs decreased 25.2%, or $260 million, from $1,033 million for the second quarter of fiscal 2001 to $773 million for the same period in fiscal 2002. Gross margin percentage decreased 4.6% from 44.2% in the second quarter of fiscal 2001 as compared with 39.6% in the same period of fiscal 2002. The decrease in gross margin was attributed mainly to the Connectivity Solutions segment, which experienced a sharp decline in sales volumes while factory costs remained relatively fixed. The Systems and Applications segments also experienced some decline in gross margin, although to a much lesser extent than the Connectivity Solutions segment, due to factors including volume, discount, and product mix. These decreases were slightly offset by an increase in the Services segment due to improved efficiencies gained from a reduction in headcount.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses decreased 26.8%, or $149 million, from $556 million for the second quarter of fiscal 2001 to $407 million for the same period of fiscal 2002. The decrease was primarily due to savings associated with our business restructuring initiatives taken subsequent to the spin off from Lucent, including lower staffing levels and terminated real estate lease obligations. In addition, during the second quarter of fiscal 2001, we incurred higher incentive compensation expense related to performance bonuses and a larger payroll, as well as start-up expenses of $6 million related to establishing independent operations. These start-up expenses were comprised primarily of marketing costs associated with establishing our brand.

    The decrease in SG&A is also attributable to our adoption of SFAS 142. As required by SFAS 142, we did not record any goodwill amortization in the second quarter of fiscal 2002 as compared with $10 million of goodwill amortization included in SG&A for the second quarter of fiscal 2001. Amortization of intangible assets included in SG&A in the second quarter of fiscal 2002 and 2001 amounted to $8 million in both periods.

    BUSINESS RESTRUCTURING CHARGES AND RELATED EXPENSES. Business restructuring charges and related expenses of $88 million in the second quarter of fiscal 2002 include an $84 million restructuring charge related to headcount reductions associated with our efforts to improve our business performance, and $4 million for incremental period costs primarily associated with our outsourcing of certain manufacturing operations to Celestica Inc. The $182 million of business restructuring charges and related expenses in the second quarter of fiscal 2001 included a $134 million restructuring charge primarily for employee separation costs associated with outsourcing certain of our manufacturing operations, and $48 million for incremental period costs associated with our separation from Lucent. These separation costs related primarily to computer system transition costs such as data conversion activities, asset transfers and training.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses decreased 22.2%, or $34 million, from $153 million in the second quarter of fiscal 2001 to $119 million in the same quarter of fiscal 2002. Although R&D spending decreased, our investment in R&D as a percentage of revenue increased from 8.3% to 9.3% which supports our plan to shift spending to high growth areas of our business and reduce spending on more mature product lines. This investment is also consistent with our target to spend an amount equal to approximately 8% to 10% of our total revenue on R&D by the end of fiscal 2003.

    PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT. In the second quarter of fiscal 2001, we acquired VPNet Technologies, Inc. The purchase price for this acquisition included certain technologies that had not reached technological feasibility and had no future alternative use and, accordingly, were charged to expense immediately upon consummation of the acquisition. There was no charge in the three months ended March 31, 2002 for purchased in-process research and development.

    OTHER INCOME, NET. Other income, net decreased from $18 million in the second quarter of fiscal 2001 to $12 million in the same period of fiscal 2002. The decrease of $6 million is attributable to higher interest income earned on cash balances in the prior year as well as a gain on assets sold in the second quarter of fiscal 2001, partially offset by higher gains recognized on foreign currency transactions in the current period.

    INTEREST EXPENSE. Interest expense decreased 20%, or $2 million, from $10 million in the second quarter of fiscal 2001 to $8 million in the same quarter of fiscal 2002. The decrease in interest expense is primarily due to a lesser amount of outstanding commercial paper in the current period partially offset by the issuance of convertible debt in the first quarter of fiscal 2002, and the amortization of discount and deferred financing costs related to such convertible debt. The decrease in interest expense was partially offset by the fact that the commercial paper outstanding in the prior year carried an overall lower interest rate than the convertible debt issued in the current year.

    BENEFIT FOR INCOME TAXES. The effective tax benefit rate of 38.7% for the three months ended March 31, 2002 was greater than the U.S. statutory rate primarily due to a favorable one-time benefit relating to a tax settlement. In addition, the rate was impacted favorably as a result of our adoption of SFAS 142 in the beginning of the current fiscal year because the effective tax rate calculation for the current period excludes nondeductible goodwill amortization. The effective tax benefit rate of 33.1% for the three months ended March 31, 2001 was lower than the U.S. statutory rate primarily due to the impact of nondeductible goodwill amortization and in-process research and development.

SIX MONTHS ENDED MARCH 31, 2002 COMPARED TO SIX MONTHS ENDED MARCH 31, 2001

    The following table shows the change in revenue, both in dollars and in percentage terms:

                                                SIX MONTHS ENDED
                                                    MARCH 31,              CHANGE
                                               -------------------   -------------------
                                                 2002       2001        $          %
                                               --------   --------   --------   --------
                                                         (DOLLARS IN MILLIONS)
Systems......................................   $  856     $1,258    $  (402)    (32.0)%
Applications.................................      361        485       (124)    (25.6)
Services.....................................    1,089      1,149        (60)     (5.2)
Connectivity.................................      279        745       (466)    (62.6)
                                                ------     ------    -------
    Total operating segments.................   $2,585     $3,637    $(1,052)    (28.9)%
                                                ======     ======    =======

    REVENUE. Revenue decreased 28.9%, or $1,052 million, from $3,637 million for the six months ended March 31, 2001, to $2,585 million for the same period in fiscal 2002 due to steep declines in revenue from our Systems and Connectivity Solutions segments. The overall reduction in revenue was largely the result of the continued economic deterioration worldwide that led to a decreased demand throughout the industry for telephony equipment and related products. Sales of our products and solutions were negatively impacted by the constraint on IT spending by our customers and a slowdown in business start-ups.

    Systems revenue declined by $402 million due mainly to a decline of $336 million in our traditional voice communications systems and $66 million decline in data and IP convergence sales. The economic downturn in the U.S. contributed to a slowdown of sales volume in both data and telephony switch markets as companies found themselves with sufficient capacity in their networks to meet the needs of a reduced workforce. The decrease in traditional voice is also consistent with the trend described in

"Revenue Decline", as many companies transition from traditional PBX solutions to IP-enabled solutions.

    Applications revenue declined by $124 million resulting from reduced sales of our traditional voice and data offerings. The uncertain economic climate has led to the deferment of expansion and relocation plans by our customers.

    Connectivity Solutions revenue decreased by $466 million as a result of a decline of $228 million in sales of ExchangeMAX-Registered Trademark- cabling for service providers. In addition, revenues from our SYSTIMAX-Registered Trademark- structured cabling systems for enterprises declined by $148 million, and electronic cabinets revenues declined by $90 million. Sales of our ExchangeMAX cabling and electronic cabinets dropped significantly as service providers deferred capital spending and concentrated on extracting maximum value from existing systems, as well as increased competition. The main contributors to the decline in our SYSTIMAX revenues were a lack of large infrastructure projects and a retrenching of capital expenditures. In addition, a reduction in cable pricing was necessary to maintain market share in response to pricing pressures within the market.

    Services revenue decreased by $60 million as a result of lower demand for equipment adds, moves and changes, as well as for maintenance billed on a time and materials basis and customer training. In addition, a loss of a major value-added services contract in our Europe/Middle East/Africa region and the renegotiation of an agreement with a major dealer which extended the term of the agreement, but lowered the monthly rate, also had a detrimental impact on our Services revenue.

    Revenue within the U.S. decreased 31.7%, or $869 million, from $2,741 million for the six months ended March 31, 2001 to $1,872 million for the same period in fiscal 2002. This decrease was primarily from declines of $410 million in Connectivity Solutions, $282 million in Systems, $108 million in Applications, and $69 million in Services. Outside the U.S., revenue decreased 20.4%, or $183 million, from $896 million for the six months ended March 31, 2001 to $713 million for the same period in fiscal 2002. This decrease is primarily due to declines of $120 million in Systems, $56 million in Connectivity Solutions, and $16 million in Applications, partially offset by an increase of $9 million in our Services segment revenue. Revenue outside the U.S. for the six months ended March 31, 2001 represented 24.6% of revenue compared with 27.6% in the same period of fiscal 2002.

    COSTS AND GROSS MARGIN. Total costs decreased 24.2%, or $499 million, from $2,061 million for the six months ended March 31, 2001 to $1,562 million for the same period in fiscal 2002. Gross margin percentage decreased 3.7% from 43.3% for the six months ended March 31, 2001 as compared with 39.6% in the same period of fiscal 2002. The decrease in gross margin was attributed mainly to the Connectivity Solutions segment, which experienced a sharp decline in sales volumes while factory costs remained relatively fixed. The Systems and Applications segments also experienced a decline in gross margin, although not as severe as the decline experienced in our Connectivity Solutions segment, due to factors including volume, discount and product mix. These decreases were slightly offset by an increase in the Services segment gross margin due to improved efficiencies gained from a reduction in headcount.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses decreased 26.6%, or $299 million, from $1,124 million for the six months ended March 31, 2001 to $825 million for the same period of fiscal 2002. The decrease was primarily due to savings associated with our business restructuring initiatives taken subsequent to our spin off from Lucent, including lower staffing levels and terminated real estate lease obligations. In addition, during the six months ended March 31, 2001, we incurred higher incentive compensation expense related to performance bonuses and a larger payroll. Start-up expenses of $42 million were also incurred in the first half of fiscal 2001 related to establishing our brand in the marketplace.

    The decrease in SG&A is also attributable to our adoption of FAS 142. As required by SFAS 142, we did not record any goodwill amortization in the six months ended March 31, 2002 as compared with $18 million of goodwill amortization included in SG&A for the same period in fiscal 2001. Amortization of intangible assets included in SG&A in the six months ended March 31, 2001 amounted to $14 million, compared with $17 million in the same period in fiscal 2002.

    BUSINESS RESTRUCTURING CHARGES AND RELATED EXPENSES. Business restructuring charges and related expenses of $94 million for the six months ended March 31, 2002 include an $84 million restructuring charge taken in the second quarter of fiscal 2002 related to headcount reductions associated with our efforts to improve our business performance and $10 million for incremental period costs primarily associated with our outsourcing of certain manufacturing operations to Celestica Inc. The $205 million of business restructuring charges and related expenses for the six months ended March 31, 2001, included a $134 million business restructuring charge primarily for employee separation costs associated with the outsourcing to Celestica in the second quarter of fiscal 2001. In addition, we incurred $71 million of incremental period costs associated with our separation from Lucent related primarily to computer system transition costs such as data conversion activities, asset transfers and training.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses decreased 18.4%, or $54 million, from $293 million for the six months ended March 31, 2001 to $239 million in the same period of fiscal 2002. Although R&D spending decreased, our investment in R&D as a percentage of revenue increased from 8.1% to 9.2% which supports our plan to shift spending to high growth areas of our business and reduce spending on more mature product lines. This investment is also consistent with our target to spend an amount equal to approximately 8% to 10% of our total revenue on R&D by the end of fiscal 2003.

    PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT. In the second quarter of fiscal 2001, we acquired VPNet Technologies, Inc. The purchase price for this acquisition included certain technologies that had not reached technological feasibility and had no future alternative use and, accordingly, were charged to expense immediately upon consummation of the acquisition. There was no charge in the six months ended March 31, 2002 for purchased in-process research and development.

    OTHER INCOME, NET. Other income, net decreased from $27 million for the six months ended March 31, 2001 to $18 million in the same period of fiscal 2002. The decrease of $9 million is attributable to higher interest income earned on cash balances in the prior year as well as gains on assets sold in the first and second quarters of fiscal 2001, in addition to banking fees incurred in the current period. These decreases were partially offset by higher gains recognized on foreign currency transactions in the current period.

    INTEREST EXPENSE. Interest expense decreased 15%, or $3 million, from $20 million for the six months ended March 31, 2001 to $17 million for the same period in fiscal 2002. The decrease in interest expense is primarily due to a lesser amount of outstanding commercial paper in the current period partially offset by the issuance of convertible debt in the first quarter of fiscal 2002, and the amortization of discount and deferred financing costs attributable to this convertible debt. The decrease in interest expense was partially offset by the fact that the commercial paper outstanding in the prior year carried an overall lower interest rate than the convertible debt issued in the current year.

    BENEFIT FOR INCOME TAXES. The effective tax benefit rate of 37.9% for the six months ended March 31, 2002 was greater than the U.S. statutory rate primarily due to a favorable one-time benefit relating to a tax settlement. In addition, the rate was impacted favorably as a result of our adoption of SFAS 142 in the beginning of the current fiscal year because the effective tax rate calculation for the current period excludes nondeductible goodwill amortization. The effective tax benefit rate of 31.3% for the six months ended March 31, 2001 was lower than the U.S. statutory rate primarily due to the impact of nondeductible goodwill amortization and in-process research and development.

LIQUIDITY AND CAPITAL RESOURCES

STATEMENT OF CASH FLOWS DISCUSSION

    Avaya's cash and cash equivalents increased to $559 million at March 31, 2002, from $250 million at September 30, 2001. The increase resulted from $397 million of net cash provided by financing activities, partially offset by $42 million and $40 million of net cash used for operating and investing activities, respectively.

    Our net cash used for operating activities was $42 million for the six months ended March 31, 2002 compared with $21 million for the same period in fiscal 2001. Net cash used for operating activities for the six months ended March 31, 2002 was comprised of a net loss of $83 million adjusted for non-cash charges of $183 million, and net cash used for changes in operating assets and liabilities of $142 million. Net cash used for operating activities is mainly attributed to cash payments made on our accounts payable and other short term liabilities. In addition, usage of cash also resulted from payments made for our business restructuring related activities associated with employee separation costs, lease termination obligations and other related expenses. Furthermore, we reduced our payroll related liabilities. These changes were partially offset by receipts of cash on amounts due from our customers and a decrease in our inventory balance. Net cash used for operating activities for the six months ended March 31, 2001 was comprised of a net loss of $48 million adjusted for non-cash charges of $366 million, and net cash used for changes in operating assets and liabilities of $339 million. Net cash used for operating activities is primarily attributed to cash payments made for our business restructuring related activities and our accounts payable. During the period, we also increased our inventory levels and reduced our advance billings and deposits. The usage of cash was offset by cash receipts on our trade accounts receivable and an increase in our payroll related liabilities.

    Days sales outstanding in accounts receivable for the second quarter of fiscal 2002, excluding the effect of the securitization transaction discussed below, was 88 days versus 96 days for the first quarter of fiscal 2002. This improvement in the level of days sales outstanding is primarily attributable to transition issues resulting from the consolidation of our customer collection facilities and the effects of the September 11, 2001 terrorist attacks and their aftermath on our customers and business partners in the first quarter of fiscal 2002. Days sales of inventory on-hand for the second quarter of fiscal 2002 were 71 days versus 73 days for the first quarter of fiscal 2002. This decrease is primarily due to a decrease in inventory.

    Our net cash used for investing activities was $40 million for the six months ended March 31, 2002 compared with $275 million for the same period in fiscal 2001. The usage of cash in both periods resulted primarily from capital expenditures. Capital expenditures in fiscal 2002 included payments made for the renovation of our corporate headquarters facility and upgrades of our information technology systems, including the purchase of internal use software. Capital expenditures in fiscal 2001 were due mainly to Avaya establishing itself as a stand-alone entity, including information technology upgrades and corporate infrastructure expenditures. In addition, we used $101 million of cash for our acquisition of VPNet Technologies, Inc., a privately held developer of virtual private network solutions and devices, which occurred in the second quarter of fiscal 2001.

    Net cash provided by financing activities was $397 million for the six months ended March 31, 2002 compared with $343 million for the same period in fiscal 2001. Cash flows from financing activities in the current period were mainly due to $460 million and $435 million in gross proceeds from the issuance of the LYONs and the Senior Secured Notes, respectively. In addition, we received cash proceeds of $226 million from the issuance of our common stock, related to (i) the sale of 19.55 million shares of our common stock for $5.90 per share in a public offering, resulting in gross proceeds of approximately $115 million, (ii) the equity transactions entered into with the Warburg Entities described below, resulting in gross proceeds of $100 million, and
(iii) purchases under our employee stock purchase plan. These receipts of cash were partially offset by $29 million of payments related to the issuance of these debt and equity offerings. In addition, $420 million and $200 million of net payments were made for the retirement of commercial paper and the borrowings under our five-year credit facility, respectively. In connection with our election to terminate the accounts receivable securitization in March 2002, approximately $74 million of collections of qualified trade accounts receivable were used to liquidate a portion of the financial institution's $200 million investment as described below in "Securitization of Accounts Receivable." Net cash provided by financing activities for the six months ended March 31, 2001 was mainly due to the receipt of $400 million in proceeds from the sale of our Series B convertible participating preferred stock and warrants to purchase our common stock, as well as the proceeds from the issuance of our common stock, primarily through our employee stock purchase plan, which was partially offset by $70 million in net payments for the retirement of commercial paper and $9 million of debt assumed from our acquisition of VPNet.

DEBT RATINGS

    Our ability to obtain external financing is affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. During the second quarter of fiscal 2002, our commercial paper and long-term debt ratings were downgraded. Ratings as of December 31, 2001 and as of May 14, 2002 are as follows (all ratings include a negative outlook):

                                                           AS OF              AS OF
                                                     DECEMBER 31, 2001    MAY 14, 2002
                                                     -----------------   ---------------
Moody's:
  Commercial paper.................................  P-2                 Not Prime
  Long-term senior unsecured debt..................  Baa1                Ba3

Standard & Poor's:
  Commercial paper.................................  A-2                 No Rating
  Long-term senior unsecured debt..................  BBB                 BB-
  Corporate credit.................................  BBB                 BB+

    In addition, the Senior Secured Notes (as defined below) issued in March 2002 are currently rated Ba2 by Moody's and BB- by Standard & Poor's.

    Any increase in our level of indebtedness or deterioration of our operating results may cause a further reduction in our current debt ratings. A further reduction in our current long-term debt rating by Moody's or Standard & Poor's could affect our ability to access the long-term debt markets, significantly increase our cost of external financing, and result in additional restrictions on the way we operate and finance our business. In particular, you should review carefully the description of the impact of our recent ratings downgrade and our current debt ratings on certain of our financing sources, as described under "--COMMERCIAL PAPER PROGRAM," "--REVOLVING CREDIT FACILITIES," and "--SENIOR SECURED NOTES."

    A security rating by the major credit rating agencies is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the rating agencies. Each rating should be evaluated independently of any other rating.

COMMERCIAL PAPER PROGRAM

    We previously established a commercial paper program pursuant to which we were able to issue up to $1.25 billion of commercial paper at market interest rates. Interest rates on the commercial paper obligations are variable due to their short-term nature. The weighted average yield and maturity period for the $12 million and $432 million of commercial paper outstanding as of March 31, 2002 and September 30, 2001 were approximately 2.8% and 3.9% and 130 days and 62 days from the date of issuance, respectively. As of September 30, 2001, the entire amount of commercial paper was classified as long-term debt since it was supported by the five-year credit facility described below and it was our intent to refinance it with other debt on a long-term basis. As of March 31, 2002, the entire amount of the outstanding commercial paper was classified as short-term debt since we withdrew from the commercial paper market and refinanced our outstanding commercial paper with other long-term debt.

    During the second quarter of fiscal year 2002, our commercial paper rating was downgraded as illustrated in the above table. During March 2002, Standard & Poor's withdrew our commercial paper rating, and Moody's downgraded our commercial paper rating to Not Prime, with the intent to withdraw the rating once all commercial paper had been repaid. During April and May 2002, we repaid the remaining $12 million of commercial paper.

    These recent downgrades make it impossible for us to access the commercial paper market, which has been our primary source of liquidity in the past. As a result of the impact of these ratings downgrades on our ability to issue commercial paper, in February 2002, we borrowed $300 million under our five-year credit facility to repay our commercial paper obligations. As of May 15, 2002, all remaining commercial paper obligations and the borrowing under our five-year credit facility had been repaid using proceeds from the offering of our Senior Secured Notes discussed below.

REVOLVING CREDIT FACILITIES

    We have two revolving credit facilities (the "Credit Facilities") with third party financial institutions. As of September 30, 2001, these Credit Facilities consisted of a $400 million 364-day Credit Facility that expires in August 2002 and an $850 million five-year Credit Facility that expires in September 2005. As required by the terms of the Credit Facilities, upon the closing of the offering of the Senior Secured Notes, the Credit Facilities were reduced proportionately by an amount equal to the $425 million of net proceeds realized from the offering of the Senior Secured Notes. Accordingly, as of March 31, 2002, the Credit Facilities consisted of a $561 million five-year Credit Facility and a $264 million 364-day Credit Facility. Although no amounts were outstanding under either Credit Facility as of March 31, 2002, we borrowed $300 million under the five-year Credit Facility in February 2002 to repay our maturing commercial paper obligations. This amount was repaid in March 2002 using proceeds from the offering of the Senior Secured Notes. As of September 30, 2001, there was
$200 million outstanding under the five-year Credit Facility. The borrowing carried a fixed interest rate of approximately 3.5% and was repaid in October 2001 using the proceeds from the issuance of commercial paper.

    Funds are available under our Credit Facilities for general corporate purposes, the repayment of commercial paper obligations, and for acquisitions up to $150 million. Based on our current debt ratings, any borrowings under the Credit Facilities are secured, subject to certain exceptions, by security interests in our equipment, accounts receivable, inventory, and U.S. intellectual property rights and that of any of our subsidiaries guaranteeing our obligations under the Credit Facilities as described below. Borrowings are also secured by a pledge of the stock of most of our domestic subsidiaries and 65% of the stock of a foreign subsidiary that, together with its subsidiaries, holds the beneficial and economic right to utilize certain of our domestic intellectual property rights outside North America. The security interests would be suspended in the event our corporate credit rating was at least BBB by Standard & Poor's and our long-term senior unsecured debt rating was at least Baa2 by Moody's, in each case with a stable outlook. As described above, our debt ratings have been recently downgraded and our long-term senior unsecured debt is currently rated Ba3 by Moody's, and our corporate credit is currently rated BB+ by Standard & Poor's, each with a negative outlook.

    Any current or future domestic subsidiaries (other than certain excluded subsidiaries) whose revenues constitute 5% or greater of our consolidated revenues or whose assets constitute 5% or greater of our consolidated total assets will be required to guarantee our obligations under the Credit Facilities. We have no subsidiaries that currently meet these criteria.

    The Credit Facilities also include negative covenants, including limitations on affiliate transactions, restricted payments and investments and advances. The Credit Facilities also restrict our ability and that of our subsidiaries to incur debt, subject to certain exceptions. We are permitted to use the Credit Facilities to fund acquisitions in an aggregate amount not to exceed
$150 million and can make larger acquisitions so long as the Credit Facilities are not used to fund the purchase price. In addition, the Credit Facilities require that in connection with any acquisition, no default under the Credit Facilities shall have occurred and be continuing or would result from such acquisition, and we shall be in compliance with the financial ratio test described below after giving pro forma effect to such acquisition.

    The Credit Facilities require us to maintain a ratio of consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") to interest expense of three to one for each of the four-quarter periods ending March 31, 2002, June 30, 2002 and September 30, 2002 and a ratio of four to one for each four-quarter period thereafter. We are also required to maintain consolidated EBITDA of:

    - $20 million for the quarter ended March 31, 2002;

    - $80 million for the two-quarter period ended June 30, 2002;

    - $180 million for the three-quarter period ended September 30, 2002;

    - $300 million for the four-quarter period ended December 31, 2002; and

    - $400 million for each four-quarter period thereafter.

    For purposes of these calculations, we are permitted to exclude from the computation of consolidated EBITDA up to $163 million of restructuring charges, including asset impairment and other one time expenses to be taken no later than the fourth quarter of fiscal 2002. In addition, we may exclude certain business restructuring charges and related expenses taken in fiscal 2001 and the first quarter of fiscal 2002. In the second quarter of fiscal 2002, we incurred
$88 million of such business restructuring charges and related expenses. As of March 31, 2002, we were in compliance with all required covenants.

    While we believe we will be able to continue to meet these financial covenants, our revenue has been declining and any further decline in revenue may affect our ability to meet these financial covenants in the future.

    The Credit Facilities provide, at our option, for fixed interest rate and floating interest rate borrowings. Fixed rate borrowings under the Credit Facilities bear interest at a rate equal to (i) the greater of (A) Citibank, N.A.'s base rate and (B) the federal funds rate plus 0.5% plus (ii) a margin based on our long-term senior unsecured debt rating (the "Applicable Margin"). Floating rate borrowings bear interest at a rate equal to the LIBOR rate plus the Applicable Margin and, if borrowings under a facility exceed 50% of the commitments under such facility, a utilization fee based on our long-term senior unsecured debt rating (the "Applicable Utilization Fee"). Based on our current long-term senior unsecured debt rating, the Applicable Margins for the 364-day Credit Facility and the five-year Credit Facility are 1.525% and 1.50%, respectively, and the Applicable Utilization Fee for both facilities is 0.25%.

UNCOMMITTED CREDIT FACILITIES

    We, through our foreign operations, have entered into several uncommitted credit facilities totaling $76 million and $118 million, of which letters of credit of $13 million and $10 million were issued and outstanding as of March 31, 2002 and September 30, 2001, respectively. Letters of credit are purchased guarantees that ensure our performance or payment to third parties in accordance with specified terms and conditions.

LYONS CONVERTIBLE DEBT

    In the first quarter of fiscal 2002, we sold through an underwritten public offering under a shelf registration statement an aggregate principal amount at maturity of approximately $944 million of LYONs due 2021. The proceeds of approximately $448 million, net of a $484 million discount and $12 million of underwriting fees, were used to refinance a portion of our outstanding commercial paper. The underwriting fees of $12 million were recorded as deferred financing costs and are being amortized to interest expense over a three-year period through October 31, 2004, which represents the first date holders may require us to purchase all or a portion of their LYONs. For the three and six months ended March 31, 2002, $1 million and $2 million, respectively, of deferred financing costs were recorded as interest expense.

    The original issue discount of $484 million accretes daily at a rate of 3.625% per year calculated on a semiannual bond equivalent basis. We will not make periodic cash payments of interest on the LYONs. Instead, the amortization of the discount is recorded as interest expense and represents the accretion of the LYONs issue price to their maturity value. For the three and six months ended March 31, 2002, $4 million and $7 million, respectively, of interest expense on the LYONs was recorded, resulting in an accreted value of $467 million as of March 31, 2002. The discount will cease to accrete on the LYONs upon maturity, conversion, purchase by us at the option of the holder, or redemption by Avaya. The LYONs are unsecured obligations that rank equally in right of payment with all existing and future unsecured and unsubordinated indebtedness of Avaya.

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

    We may redeem all or a portion of the LYONs for cash at any time on or after October 31, 2004 at a price equal to the sum of the issue price and accrued original issue discount on the LYONs as of the applicable redemption date. Conversely, holders may require us to purchase all or a portion of their LYONs on October 31, 2004, 2006 and 2011 at a price equal to the sum of the issue price and accrued original issue discount on the LYONs as of the applicable purchase date. We may, at our option, elect to pay the purchase price in cash or shares of common stock, or any combination thereof.

    The fair value of the LYONs as of March 31, 2002 is estimated to be $390 million and is based on using quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements taking into consideration the underlying terms of the debt.

    The indenture governing the LYONs includes certain covenants, including a limitation on our ability to grant liens on significant domestic real estate properties or the stock of our subsidiaries holding such properties.

SENIOR SECURED NOTES

    In March 2002, we issued in a public offering $440 million aggregate principal amount of 11 1/8% Senior Secured Notes due April 2009 (the "Senior Secured Notes") and received net proceeds of approximately $425 million. Interest on the Senior Secured Notes is payable on April 1 and October 1 of each year beginning on October 1, 2002. The Senior Secured Notes were issued at a $5 million discount which is being amortized to interest expense over the seven year term to maturity. Additionally, we paid approximately $10 million of issuance costs associated with the offering which were recorded as deferred financing costs and are being amortized to interest expense over the term of the Senior Secured Notes. The proceeds from the issuance were used to repay amounts outstanding under the five-year Credit Facility and for general corporate purposes.

    The Senior Secured Notes are secured by a second priority security interest in the collateral securing our obligations under the Credit Facilities and our obligations under the interest rate swap agreements described below. In the event that (i) our corporate credit is rated at least BBB by Standard & Poor's and our long-term senior unsecured debt is rated at least Baa2 by Moody's, each without a negative outlook or its equivalent, or (ii) subject to certain conditions, at least $400 million of unsecured indebtedness is outstanding or available under the Credit Facilities or a bona fide successor credit facility, the security interest in the collateral securing the Senior Secured Notes will terminate. The indenture governing the Senior Secured Notes includes negative covenants that limit our ability to incur secured debt and enter into sale/leaseback transactions. In addition, the indenture also includes conditional covenants that limit our ability to incur debt, enter into affiliate transactions, or make restricted payments or investments and advances. These conditional covenants will apply to us until such time, if ever, that the Senior Secured Notes are rated at least BBB- by Standard & Poor's and Baa3 by Moodys, in each case without a negative outlook or its equivalent.

INTEREST RATE SWAP AGREEMENTS

    In April 2002, we entered into two interest rate swap agreements (with a total notional amount of $200 million), that qualify and are designated as fair value hedges in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The interest rate swap agreements were executed in order to:

    - convert a portion of the Senior Secured Notes fixed-rate debt into floating-rate debt;

    - maintain a capital structure containing appropriate amounts of fixed and floating-rate debt; and

    - reduce net interest payments and expense in the near-term.

    Because the relevant terms of the interest rate swap agreements (including fixed interest rate received, payment dates, and termination dates) match the corresponding terms of the Senior Secured Notes, there is no hedge ineffectiveness, as defined in SFAS 133. Accordingly, gains and losses on these interest rate swap agreements will fully offset the losses and gains on the hedged portion of the Senior Secured Notes, which will be marked to market at each reporting date. Interest payments on the swaps will be determined by the variable interest rates, listed below, as in effect at the end of each interest payment period (i.e. in arrears). Based on the applicable LIBOR rate and the spreads described below, the variable rates in effect at the beginning of the swaps' initial interest payment period indicate that the effective interest rate on the $200 million hedged portion of the $440 million aggregate principal amount of the Senior Secured Notes would be approximately 7.40%. However, as noted above, the variable rate in effect at the end of each interest payment period will determine the actual interest expense and interest payment.

    The following table outlines the terms of the interest rate swap agreements:

                                                RECEIVE FIXED
    MATURITY DATE          NOTIONAL AMOUNT      INTEREST RATE               PAY VARIABLE INTEREST RATE
---------------------   ---------------------   -------------   ---------------------------------------------------
                        (DOLLARS IN MILLIONS)
 April 2009                      $150              11.125%      6 month LIBOR (in arrears) plus 5.055% spread
 April 2009                        50              11.125%      6 month LIBOR (in arrears) plus 5.098% spread
                                 ----
  Total                          $200
                                 ====

    Each counterparty to the interest rate swap agreements is a lender under the Credit Facilities. Our obligations under these interest rate swap agreements are secured on the same basis as our obligations under the Credit Facilities.

OTHER SHORT-TERM BORROWINGS

    As of March 31, 2002 and September 30, 2001, we had borrowings outstanding attributable to our foreign entities of $11 million and $13 million, respectively. The decrease in the carrying value of these borrowings is attributable to the impact of foreign currency exchange rate fluctuations.

WARBURG TRANSACTIONS

    In October 2000, we sold to Warburg Pincus Equity Partners, L.P. and certain of its investment funds (the "Warburg Entities") four million shares of our Series B convertible participating preferred stock and warrants to purchase our common stock for an aggregate purchase price of $400 million. On March 21, 2002, we completed a series of transactions pursuant to which the Warburg Entities
(i) converted all four million shares of the Series B preferred stock into 38,329,365 shares of our common stock based on a conversion price of $11.31 per share, which was reduced from the original conversion price of $26.71 per share,
(ii) purchased an additional 286,682 shares of common stock by exercising a portion of the warrants at an exercise price of $34.73 per share resulting in gross proceeds of approximately $10 million, and (iii) purchased 14,383,953 shares of our common stock for $6.26 per share (the reported closing price of our common stock on the New York Stock Exchange on March 8, 2002), resulting in gross proceeds of approximately $90 million. In connection with these transactions, we incurred approximately $4 million of financing costs which were recorded as a reduction to additional paid-in capital. As of March 31, 2002, there were no shares of Series B preferred stock outstanding and, accordingly, the Series B preferred stock has ceased accruing dividends.

    As a result of these transactions, the Warburg entities hold approximately 53 million shares of our common stock, which represents approximately 15% of our outstanding common stock, and warrants to purchase approximately 12.1 million additional shares of common stock. These warrants have an exercise price of $34.73 of which warrants exercisable for 6,724,665 shares of common stock expire on October 2, 2004, and warrants exercisable for 5,379,732 shares of common stock expire on October 2, 2005.

    The conversion of the Series B preferred stock and the exercise of the warrants resulted in a charge to accumulated deficit of approximately
$125 million, in addition to the $5 million accretion of the Series B preferred stock from January 1, 2002 through the date of conversion. This charge primarily represents the impact of lowering the preferred stock conversion price from $26.71 per share under the original agreement to $11.31 per share under the amended agreement. We recorded a total of $12 million of accretion for the period from October 1, 2001 through the date of conversion.

PUBLIC OFFERING OF COMMON STOCK

    On March 15, 2002, we sold 19.55 million shares of common stock for $5.90 per share in a public offering. We received proceeds of approximately
$112 million, which is net of approximately $3 million of underwriting fees reflected as a reduction to additional paid-in capital.

SHELF REGISTRATION STATEMENT

    In May 2001, the Securities and Exchange Commission ("SEC") declared effective our shelf registration statement on Form S-3 registering
$1.44 billion of common stock, preferred stock, debt securities or warrants to purchase debt securities, or any combination of these securities, in one or more offerings through May 2003. We have $430 million remaining as of March 31, 2002 under this registration statement for additional offerings and intend to use the proceeds from any sale of such securities for general corporate purposes, debt repayment and refinancing, capital expenditures and acquisitions. Our ability to issue debt securities may be constrained by the terms of our existing and future financing agreements, including the Credit Facilities and the indentures governing the LYONs and the Senior Secured Notes. In addition, our ability to issue debt or equity securities is dependent upon market conditions.

EQUITY CONSTRAINT

    Our ability to issue additional equity in the near term may be constrained because our issuance of additional equity may cause the distribution to be taxable to Lucent under Section 355(e) of the Internal Revenue Code, and under the tax-sharing agreement between Lucent and us, we would be required to indemnify Lucent against that tax.

DEALER LINE OF CREDIT

    In March 2000, as part of our strategy to strengthen our distribution network, we sold our primary distribution function for voice communications systems for small and mid-sized enterprises to Expanets, Inc., currently our largest dealer. The terms of the sale provided that we would provide billing, collection and maintenance services for Expanets for a transitional period. In May 2001, the dealer agreement was restructured to more precisely define the customer base to be serviced by each party, including small or branch offices of larger enterprises.

    At the time the dealer agreement was restructured, Expanets' efforts to obtain a commercial credit facility were hampered by the fact that its billing and collection function had not yet been migrated to its information systems. Because of the importance to Avaya of the Expanets relationship and the customer base served by Expanets, we agreed to provide a $125 million short-term line of credit (as amended as described below, the "Dealer Credit Agreement"). The Dealer Credit Agreement applies to certain unpaid and outstanding receivables for amounts due us by Expanets. A delay in the migration of the billing and collection function until December 2001 affected Expanets' ability to obtain a collateralized commercial credit facility by the original March 31, 2002 expiration date of the Dealer Credit Agreement.

    Accordingly, in March 2002, we entered into an amendment to the Dealer Credit Agreement with Expanets and its parent company, NorthWestern Corporation. The Dealer Credit Agreement provides for installment payments under the credit line in the amounts of $25 million, $20 million and $25 million in March 2002, April 2002 and August 2002, respectively, with the remaining balance due on December 31, 2002. As of May 15, 2002, we had received the first two installment payments. The Dealer Credit Agreement provides that the borrowing limit shall be reduced by the amount of each installment payment upon the receipt of such payment and may also be offset by certain obligations we have to Expanets related to the March 2000 sale of the distribution function to Expanets. The original borrowing limit of $125 million remained unchanged as of September 30, 2001, but was reduced upon receipt of the March and April 2002 installment payments and by offsets of $3 million in each of March and April 2002. Accordingly, as of March 31, 2002 and May 14, 2002, the borrowing limit was $97 million and $74 million, respectively. The interest rate on the line of credit will accrue at an annual rate of 12% through August 31, 2002, and increase to 15% on September 1, 2002.

    The following table summarizes the amounts receivable from Expanets, including amounts outstanding under the line of credit, as of March 31, 2002 and September 30, 2001:

                                                            AS OF              AS OF
                                                        MARCH 31, 2002   SEPTEMBER 30, 2001
                                                        --------------   ------------------
                                                               (DOLLARS IN MILLIONS)
Receivables...........................................       $ 52               $117
Other current assets..................................         83                 81
                                                             ----               ----
Total amounts receivable from Expanets................       $135               $198
                                                             ====               ====
Secured and unsecured components of the amounts
  receivable are as follows:
Secured line of credit (included in receivables)......       $ 33               $ 71
Secured line of credit (included in other current
  assets).............................................         64                 50
                                                             ----               ----
  Total secured line of credit........................         97                121
  Unsecured...........................................         38                 77
                                                             ----               ----
  Total amounts receivable from Expanets..............       $135               $198
                                                             ====               ====

    Amounts recorded in receivables represent trade receivables due from Expanets on sales of products. Amounts recorded in other current assets represent receivables due from Expanets for transitional billing, collection and maintenance services.

    Outstanding amounts under the line of credit are secured by Expanets' accounts receivable and inventory. In addition, NorthWestern has guaranteed up to $50 million of Expanets' obligations under the Dealer Credit Agreement. A default by NorthWestern of its guarantee obligations under the Dealer Credit Agreement would constitute a default under the Expanets' dealer agreement with Avaya, resulting in a termination of the non-competition provisions contained in such agreement and permitting us to sell products to Expanets' customers.

    There can be no assurance that Expanets will be able to comply with the remaining terms of the Dealer Credit Agreement. In the event Expanets is unable to comply with the terms of the Dealer Credit Agreement and a default occurs, the remedies available to Avaya under such agreement may be insufficient to satisfy in full all of Expanets' obligations to us.

SECURITIZATION OF ACCOUNTS RECEIVABLE

    In June 2001, we entered into a receivables purchase agreement and transferred a designated pool of qualified trade accounts receivable to a special purpose entity ("SPE"), which in turn sold an undivided ownership interest in the pool of receivables to an unaffiliated financial institution for cash proceeds of $200 million. The receivables purchase agreement was terminated in March 2002 as described below. The financial institution is an affiliate of Citibank, N.A., a lender and the agent for the other lenders under the Credit Facilities. The designated pool of qualified receivables held by the SPE was pledged as collateral to secure the obligations to the financial institution. During the term of the receivables purchase agreement, we had a retained interest in the designated pool of receivables to the extent the value of the receivables exceeded the outstanding amount of the financial institution's investment. Collections of receivables were used by the SPE to repay the financial institution's investment in accordance with the receivables purchase agreement, and the financial institution in turn purchased, from time to time, new interests in receivables up to an aggregate investment at any time of $200 million.

    As of March 31, 2002 and September 30, 2001, we had a retained interest of $109 million and $153 million, respectively, in the SPE's designated pool of qualified accounts receivable. The carrying amount of our retained interest, which approximates fair value because of the short-term nature of the receivables, is recorded in other current assets.

    Effective March 15, 2002, we elected to terminate the receivables purchase agreement, which was scheduled to expire in June 2002. As a result of the early termination, purchases of interests in receivables by the financial institution ceased, and collections on receivables that constituted the designated pool of trade accounts receivable (including those receivables in which we retained an interest) were used to liquidate the financial institution's $200 million investment under the agreement. As of March 31, 2002, approximately $74 million of the $200 million investment had been liquidated using collections of such receivables. As of April 5, 2002, the remaining $126 million balance was liquidated in the same manner. No portion of the retained interest was utilized to liquidate the financial institution's investment and accordingly, upon liquidation in full of the financial institution's investment, the $109 million in retained interest was reclassified to receivables in April 2002.

AIRCRAFT SALE-LEASEBACK

    In June 2001, we sold a corporate aircraft for approximately $34 million and subsequently entered into an agreement to lease it back over a five-year period. In March 2002, we elected to terminate the aircraft sale-leaseback agreement and, pursuant to the terms of the agreement, agreed to purchase the aircraft from the lessor for a purchase price equal to the unamortized lease balance of approximately $33 million. The closing of the purchase was completed in April 2002.

CROSS ACCELERATION/CROSS DEFAULT PROVISIONS

    The indentures governing the LYONs and the Senior Secured Notes provide generally that an event of default under such agreements would result (i) if we fail to pay any obligation in respect of debt in excess of $100 million in the aggregate when such obligation becomes due and payable or (ii) if any such debt is declared to be due and payable prior to its stated maturity.

    The Credit Facilities provide generally that an event of default under such agreements would result (i) if we fail to pay any obligation in respect of any debt in excess of $100 million in the aggregate when such obligation becomes due and payable or (ii) if any event occurs or condition exists that would result in the acceleration, or permit the acceleration, of the maturity of such debt prior to the stated term.

CONDITIONAL REPURCHASE OBLIGATIONS

    We sell products to various distributors that may obtain financing from unaffiliated third party lending institutions. In the event the lending institution repossesses the distributor's inventory of our products, we are obligated under certain circumstances to repurchase such inventory from the lending institution. Our obligation to repurchase inventory from the lending institution terminates 180 days from our date of invoicing to the distributor. The repurchase amount is equal to the price originally paid to us by the lending institution for the inventory. The amount reported to us from distributors who participate in these arrangements as their inventory on-hand was approximately $77 million as of March 31, 2002. We are unable to determine how much of this inventory was financed and, if so, whether any amounts have been paid to the lending institutions. Therefore, our repurchase obligation could be less than the amount of inventory on-hand. While there have not been any repurchases made by us under such agreements, we cannot assure you that we will not be obligated to repurchase inventory under these arrangements in the future.

FUTURE CASH NEEDS

    Our primary future cash needs will be to fund working capital, capital expenditures, debt service and our business restructuring charges and related expenses. We believe that our existing cash and cash flows from operations will be sufficient to meet these needs. If we do not generate sufficient cash from operations, we may need to incur additional debt. We currently anticipate making additional cash payments of approximately $151 million during the second half of fiscal 2002 and $49 million in fiscal 2003 related to our business restructuring. These total cash payments of $200 million are expected to be comprised of $111 million for employee separation costs, $52 million for lease obligations, $3 million for other exit costs and $34 million for incremental period costs, including computer transition expenditures, relocation and consolidation costs.

    In order to meet our cash needs, we may from time to time, borrow under our Credit Facilities or issue other long or short-term debt, if the market permits such borrowings. We cannot assure you that any such financings will be available to us on acceptable terms or at all. Our ability to make payments on and to refinance our indebtedness, and to fund working capital, capital expenditures, strategic acquisitions, and our business restructuring will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our Credit Facilities and the indentures governing the LYONs and the Senior Secured Notes impose and any future indebtedness may impose, various restrictions and covenants which could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

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

COUPON PROGRAM CLASS ACTION

    In April 1998, a class action was filed against Lucent in state court in New Jersey, alleging that Lucent improperly administered a coupon program resulting from the settlement of a prior class action. The plaintiffs allege that Lucent improperly limited the redemption of the coupons from dealers by not allowing them to be combined with other volume discount offers, thus limiting the market for the coupons. We have assumed the obligations of Lucent for these cases under the Contribution and Distribution Agreement. The complaint alleges breach of contract, fraud and other claims and the plaintiffs seek compensatory and consequential damages, interest and attorneys' fees. The parties have entered into a settlement agreement that has been approved by the court pursuant to a written order.

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

REVERSE/FORWARD STOCK SPLIT COMPLAINTS

    In January 2002, a complaint was filed in the Court of Chancery of the State of Delaware against us seeking to enjoin us from effectuating a reverse stock split followed by a forward stock split described in our proxy statement for our 2002 Annual Meeting of Shareholders held on February 26, 2002. At the annual meeting, we obtained the approval of our shareholders of each of three alternative transactions:

    - a reverse 1-for-30 stock split followed immediately by a forward 30-for-1 stock split of our common stock;

    - a reverse 1-for-40 stock split followed immediately by a forward 40-for-1 stock split of our common stock;

    - a reverse 1-for-50 stock split followed immediately by a forward 50-for-1 stock split of our common stock.

    The complaint alleges, among other things, that the manner in which we plan to implement the transactions, as described in our proxy statement, violates certain aspects of Delaware law with regard to the treatment of fractional shares and that the description of the proposed transactions in the proxy statement is misleading to the extent it reflects such violations. The action purports to be a class action on behalf of all holders of less than 50 shares of our common stock. The plaintiff is seeking, among other things, damages as well as injunctive relief enjoining us from effecting the transactions and requiring us to make corrective, supplemental disclosure. Both parties have moved for summary judgment in this matter and the court has recently heard oral argument on these motions. We cannot provide assurance that this lawsuit will not impair our ability to implement any of the transactions.

    In April 2002, a complaint was filed against us in the Superior Court of New Jersey, Somerset County, in connection with the reverse/forward stock splits described above. The action purports to be a class action on behalf of all holders of less than 50 shares of our common stock. The plaintiff is seeking, among other things, injunctive relief enjoining us from effecting the transactions. This matter is in the early stages and there can be no assurance that this lawsuit will not impair our ability to implement any of the transactions.

EUROPEAN MONETARY UNIT ("EURO")

    In 1999, most member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the European Union's new currency, the euro. This conversion permitted transactions to be conducted in either the euro or the participating countries' national currencies through December 31, 2001. In January 2002, the new currency was issued, and legacy currencies are currently being withdrawn from circulation. By
February 28, 2002, all member countries were expected to have permanently withdrawn their national currencies as legal tender and replaced their currencies with euro notes and coins. As of December 31, 2001, all of the member countries of the European Union in which we conduct business had converted to the euro. The conversion has not had, and we do not expect it to have, a material adverse effect on our consolidated financial position, results of operations or cash flows.

THE APPLICATION OF CRITICAL ACCOUNTING POLICIES

    Our consolidated financial statements are based on the selection and application of accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to the financial statements. A description of all of our significant accounting policies used are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on
Form 10-K for the fiscal year ended September 30, 2001 filed with the SEC. We believe that the following may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results.

REVENUE RECOGNITION--Most of our sales require judgments principally in the areas of customer acceptance, returns assessments and collectibility. The assessment of collectibility is particularly critical in determining whether or not revenue should be recognized in the current market environment. In addition, a significant amount of our revenue is generated from sales of product to distributors. As such, our provision for estimated sales returns and other allowances and deferrals requires significant judgment.

COLLECTIBILITY OF ACCOUNTS RECEIVABLE--In order to record our accounts receivable at their net realizable value, we must assess their collectibility. A considerable amount of judgment is required in order to make this assessment including a review of the aging of our receivables and the current creditworthiness of each customer. We have recorded allowances for receivables which we feel are uncollectible. However, if the financial condition of our customers were to deteriorate, their ability to make required payments may become impaired, and increases in these allowances may be required.

INVENTORIES--In order to record our inventory at its lower of cost or market, we assess the ultimate realizability of our inventory which requires us to make judgments as to future demand and compare that with the current or committed inventory levels. Where we have determined that the future demand is lower than our current inventory levels, we have adjusted our inventory forecasts to reflect that demand. Additionally, we review our usage and inventory levels and record a provision to adjust our inventory balance based on our historical usage and inventory turnover. It is possible that we may need to adjust our inventory balance in the future based on the dynamic nature of this relationship. In addition, we have outsourced the manufacturing of substantially all of our Systems and Applications products. We are not obligated to purchase products from our outsourced manufacturer in any specific quantity, except as we outline in forecasts or orders for products required to be manufactured by the outsourced manufacturer. We may be obligated to purchase certain excess inventory levels from our outsourced manufacturer that could result from our actual sales of product varying from forecast.

LONG-LIVED ASSETS--We have recorded property, plant and equipment, intangible assets, and capitalized software costs at cost less accumulated depreciation or amortization. The determination of useful lives and whether or not these assets are impaired involves significant judgment.

Effective October 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. We have reviewed the classification of our existing goodwill and other intangible assets, reassessed the useful lives previously assigned to other intangible assets, and discontinued amortization of goodwill. During the second quarter of fiscal 2002, we completed a transitional review of our goodwill for impairment and as a result, determined that no impairment charge was necessary.

    If market conditions become less favorable, future cash flows, the key variable in assessing the impairment of long-lived assets, may decrease and, as a result, an impairment charge may need to be recognized.

DEFERRED TAX ASSETS--We currently have significant deferred tax assets which we periodically review for recoverability. A valuation allowance was recorded to reduce the carrying amounts of our deferred tax assets where it is more likely than not that such assets will not be realized. Realization of our deferred tax assets is principally dependent upon our achievement of projected future taxable income. Our judgments regarding future profitability may change due to future market conditions, our ability to successfully implement our business restructuring plan and other factors. Changes in our judgment, if any, may require material adjustments to these deferred tax asset balances.

BUSINESS RESTRUCTURING CHARGES--During fiscal 2000, 2001, and the second quarter of fiscal 2002, we recorded significant reserves in connection with our spin off from Lucent, the outsourcing of certain manufacturing facilities, the acceleration of our restructuring plan originally adopted in September 2000, and our efforts to improve our business perfomance in response to the continued industry-wide slowdown. These reserves include estimates related to employee separation costs, lease termination obligations and other exit related costs. Although we do not anticipate significant changes, the actual costs may differ materially from these estimates resulting in additional charges or reversals.

PENSION AND POSTRETIREMENT BENEFIT COSTS--Our pension and postretirement benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions provided by us to the actuaries including discount rates, expected return on plan assets and rate of compensation increases. In selecting the rates and returns, we are required to consider current market conditions, including changes in interest rates. Material changes in our pension and postretirement benefit costs may occur in the future in addition to changes resulting from fluctuations in our related headcount due to changes in the assumptions.

COMMITMENTS AND CONTINGENCIES--We are subject to legal proceedings related to environmental, product, securities, licensing and other matters. In order to determine the amount of reserves required, we assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required for these contingencies are made after analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy. In addition, estimates are made for our repurchase obligations related to products sold to various distributors who obtain financing from certain third party lending institutions. Actual repurchases resulting from these obligations could differ materially from our estimates.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENTS COSTS--In connection with our acquisitions in fiscal 2001, a portion of the purchase prices were allocated to purchased in-process research and development and immediately expensed at acquisition since the related technology had not yet reached technological feasibility and had no future alternative uses. We believe that the estimated in-process research and development amounts so determined represented fair value and did not exceed the amount a third party would have paid for the projects. However, if the projects are not successful or completed in a timely manner, our product pricing and growth rates may not be achieved and we may not realize the financial benefits expected from the projects.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    See Avaya's Annual Report filed on Form 10-K for the fiscal year ended September 30, 2001 (Item 7A). At March 31, 2002, there has been no material change in this information other than the interest rate swap agreements disclosed in Note 8 "Short-Term Borrowings and Long-Term Debt" to the unaudited interim consolidated financial statements. As a result, we are subject to interest rate risk related to the interest rate swaps entered into in conjunction with our 11 1/8% Senior Secured Notes.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS.

    See Note 13--"Commitments and Contingencies" to the unaudited interim consolidated financial statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    On March 21, 2002, the Company sold an aggregate of 14,383,953 shares of its common stock, par value $0.01 per share, to Warburg Pincus Equity Partners, L.P. and certain of its investment funds for a price of $6.26 per share, resulting in gross proceeds to the Company of approximately $90 million. The offering was exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 506 thereunder based on each of the investors' representation to the Company that such investor was an accredited investor under Rule 501(a) of the Securities Act. In connection with the offering, Bear, Stearns & Co., Inc. received a financing fee of $900,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Avaya held its 2002 Annual Meeting of Shareholders on February 26, 2002. At that meeting, Avaya's shareholders elected Jeffrey A. Harris and Franklin A. Thomas as Class 1 Directors of the Company for a term to expire at the Annual Meeting to be held in the year 2004. In addition, shareholders approved six Directors' proposals. The directors elected and the results of the voting are as follows:

                                                                 VOTES        VOTES
                                                                  FOR        WITHHELD
                                                              -----------   ----------
Jeffrey A. Harris...........................................  241,175,912   10,892,918
Franklin A. Thomas..........................................  239,020,734   13,048,096

                                                  VOTES        VOTES                     BROKER
                                                   FOR        AGAINST      ABSTAIN     NON-VOTES
                                               -----------   ----------   ----------   ----------
Approve Avaya Inc.
  2000 Long-Term Incentive Plan..............  164,548,892   23,386,532    2,635,812   61,497,594
Approve Avaya Inc.
  Short Term IncentivePlan...................  234,485,196   14,920,556    2,663,078           --
Approve amendment of the Certificate of
  Designations, Preferences Rights of Series
  B Convertible Participating Preferred
  Stock......................................  240,383,411    8,364,466    3,320,853           --
Approve an amendment to the Restated
  Certificate of Incorporation to authorize
  the 1-for-30/30-for-1 Reverse Forward Stock
  Split......................................  179,283,821    8,560,196    2,727,219   61,497,594
Approve an amendment to the Restated
  Certificate of Incorporation to authorize
  the 1-for-40/40-for-1 Reverse Forward Stock
  Split......................................  178,353,200    9,363,403    2,854,633   61,497,594
Approve an amendment to the Restated
  Certificate of Incorporation to authorize
  the 1-for-50/50-for-1 Reverse Forward Stock
  Split......................................  178,353,200    9,400,332    4,858,927   61,497,594

ITEM 5. OTHER INFORMATION.

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits:

    None.

    (b) Reports on Form 8-K:

    The following Current Reports on Form 8-K's were filed by us during the fiscal quarter ended March 31, 2002:

    1. January 8, 2002--Item 5. Other Events--Resignation of Patricia F. Russo as the Chairman of the Board of Directors and Director, and the election of Donald K. Peterson, President and Chief Executive Officer of Avaya, as our Chairman of the Board of Directors.

    2. January 18, 2002--Item 5. Other Events--Announcement of a complaint that was filed against Avaya Inc., seeking to enjoin the Company from effectuating a reverse stock split followed by a forward stock split described in the Company's proxy statement for its 2002 Annual Meeting of Shareholders.

    3. January 22, 2002--Item 5. Other Events--Avaya furnished its financial results for the fiscal quarter ended December 31, 2001 and a transcript of its earnings conference call.

    4. February 13, 2002--Item 5. Other Events--Avaya furnished (i) a press release announcing the execution of amendments to its $1.25 billion bank credit facilities and the engagement of Salomon Smith Barney to explore alternatives for the Company's Connectivity Solutions business,
       (ii) amendments to its $1.25 billion bank credit facilities and (ii) a correction to page 13 of Exhibit 99.1 of the Form 8-K originally filed on January 18, 2002.

    5. February 28, 2002--Item 5. Other Events--Avaya furnished (i) a press release announcing the appointment of Ronald Zarrella to its Board of Directors and (ii) an amendment to its Rights Agreement with The Bank of New York.

    6. March 11, 2002--Item 5. Other Events--Avaya furnished its (i) stock purchase agreement with the Warburg Entities, (ii) conversion and exercise agreement with the Warburg Entities and (iii) a press release announcing the execution of these agreements and reporting on certain financial results. Avaya also announced that it retained Bear, Stearns & Co. Inc. to execute an equity financing plan.

    7. March 18, 2002--Item 5.--Other Events--Avaya furnished an Underwriting Agreement with Bear, Stearns & Co. Inc. for a public offering of
       19.55 million shares of common stock.

    8. March 28, 2002--Item 5.--Other Events--Avaya furnished agreements related to a public offering of its Senior Secured Notes due 2009 and its computation of the Ratio of Earnings to Fixed Charges and Pro forma Ratio of Earnings to Fixed Charges for the three month periods ended
       December 31, 2001 and 2000.

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

    May 15, 2002