Form 10-Q
period 2002-06-30
AVAYA INC
filed 2002-08-14
CIK 1116521

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                                       OR

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

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At June 30, 2002, 361,935,272 common shares were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                            DESCRIPTION                             PAGE
----                    ------------------------------------------------------------  --------
                                PART I--FINANCIAL INFORMATION

         1.             Financial Statements........................................      2

         2.             Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................     34

         3.             Quantitative and Qualitative Disclosures About Market
                        Risk........................................................     72

                                  PART II--OTHER INFORMATION

         1.             Legal Proceedings...........................................     73

         2.             Changes in Securities and Use of Proceeds...................     73

         3.             Defaults Upon Senior Securities.............................     73

         4.             Submission of Matters to a Vote of Security Holders.........     73

         5.             Other Information...........................................     73

         6.             Exhibits and Reports on Form 8-K............................     73

                        Signatures..................................................     74

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

ITEM 1. FINANCIAL STATEMENTS.

                          AVAYA INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      -------------------   -------------------
                                                        2002       2001       2002       2001
                                                      --------   --------   --------   --------
REVENUE
  Products..........................................  $   708     $1,130     $2,204     $3,618
  Services..........................................      511        584      1,600      1,733
                                                      -------     ------     ------     ------
                                                        1,219      1,714      3,804      5,351
                                                      -------     ------     ------     ------
COSTS
  Products..........................................      423        583      1,348      1,866
  Services..........................................      315        400        952      1,178
                                                      -------     ------     ------     ------
                                                          738        983      2,300      3,044
                                                      -------     ------     ------     ------
GROSS MARGIN........................................      481        731      1,504      2,307
                                                      -------     ------     ------     ------
OPERATING EXPENSES
  Selling, general and administrative...............      377        482      1,202      1,606
  Business restructuring charges and related
    expenses........................................        9         66        103        271
  Research and development..........................      115        135        354        428
  Purchased in-process research and development.....       --          1         --         32
                                                      -------     ------     ------     ------
  TOTAL OPERATING EXPENSES..........................      501        684      1,659      2,337
                                                      -------     ------     ------     ------
OPERATING INCOME (LOSS).............................      (20)        47       (155)       (30)
  Other income (expense), net.......................      (10)         4          8         31
  Interest expense..................................      (16)       (10)       (33)       (30)
                                                      -------     ------     ------     ------
INCOME (LOSS) BEFORE INCOME TAXES...................      (46)        41       (180)       (29)
  Provision (benefit) for income taxes..............       (7)        17        (58)        (5)
                                                      -------     ------     ------     ------
NET INCOME (LOSS)...................................  $   (39)    $   24     $ (122)    $  (24)
                                                      =======     ======     ======     ======
Net Income (Loss) Available to Common Stockholders:
Net income (loss)...................................  $   (39)    $   24     $ (122)    $  (24)
Accretion of Series B preferred stock...............       --         (7)       (12)       (20)
Conversion charge related to Series B preferred
  stock.............................................       --         --       (125)        --
                                                      -------     ------     ------     ------
Net income (loss) available to common
  stockholders......................................  $   (39)    $   17     $ (259)    $  (44)
                                                      =======     ======     ======     ======
Earnings (Loss) Per Common Share:
  Basic.............................................  $ (0.11)    $ 0.06     $(0.81)    $(0.16)
                                                      =======     ======     ======     ======
  Diluted...........................................  $ (0.11)    $ 0.06     $(0.81)    $(0.16)
                                                      =======     ======     ======     ======

                See Notes to Consolidated Financial Statements.

                          AVAYA INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                  AS OF             AS OF
                                                              JUNE 30, 2002   SEPTEMBER 30, 2001
                                                              -------------   ------------------
ASSETS
Current Assets:
  Cash and cash equivalents.................................      $  406            $  250
  Receivables, less allowances of $121 at June 30, 2002
    and $105 at September 30, 2001..........................       1,116             1,163
  Inventory.................................................         527               649
  Deferred income taxes, net................................         226               246
  Other current assets......................................         244               461
                                                                  ------            ------
TOTAL CURRENT ASSETS........................................       2,519             2,769
                                                                  ------            ------
  Property, plant and equipment, net........................         941               988
  Deferred income taxes, net................................         626               529
  Goodwill..................................................         187               175
  Intangible assets, net....................................          53                78
  Other assets..............................................         146               109
                                                                  ------            ------
TOTAL ASSETS................................................      $4,472            $4,648
                                                                  ======            ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................      $  375            $  624
  Short-term borrowings.....................................          --               145
  Business restructuring reserve............................         109               179
  Payroll and benefit liabilities...........................         277               333
  Deferred revenue..........................................         148               206
  Other current liabilities.................................         480               604
                                                                  ------            ------
TOTAL CURRENT LIABILITIES...................................       1,389             2,091
                                                                  ------            ------
  Long-term debt............................................         914               500
  Benefit obligations.......................................         629               637
  Other liabilities.........................................         525               544
                                                                  ------            ------
TOTAL NONCURRENT LIABILITIES................................       2,068             1,681
                                                                  ------            ------
Commitments and contingencies
Series B convertible participating preferred stock, par
  value $1.00 per share, 4 million shares authorized, issued
  and outstanding as of September 30, 2001..................          --               395
                                                                  ------            ------
STOCKHOLDERS' EQUITY
  Series A junior participating preferred stock, par value
    $1.00 per share, 7.5 million shares authorized; none
    issued and outstanding..................................          --                --
  Common stock, par value $0.01 per share, 1.5 billion
    shares authorized, 362,234,272 and 286,851,934 issued
    (including 299,000 and 147,653 treasury shares) as of
    June 30, 2002 and September 30, 2001, respectively......           4                 3
  Additional paid-in capital................................       1,684               905
  Accumulated deficit.......................................        (638)             (379)
  Accumulated other comprehensive loss......................         (32)              (46)
  Less treasury stock at cost...............................          (3)               (2)
                                                                  ------            ------
TOTAL STOCKHOLDERS' EQUITY..................................       1,015               481
                                                                  ------            ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................      $4,472            $4,648
                                                                  ======            ======

                See Notes to Consolidated Financial Statements.

                          AVAYA INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
OPERATING ACTIVITIES:
  Net loss..................................................   $(122)     $ (24)
    Adjustments to reconcile net loss to net cash used for
      operating activities:
      Business restructuring charges........................      87        154
      Depreciation and amortization.........................     174        198
      Provision for receivables.............................     110         35
      Deferred income taxes.................................     (78)        68
      Purchased in-process research and development.........      --         32
      Gain on assets sold...................................      --         (6)
      Adjustments for other non-cash items, net.............      61          6
      Changes in operating assets and liabilities, net of
        effects of acquired businesses:
        Receivables.........................................     265        193
        Inventory...........................................      78        (45)
        Accounts payable....................................    (257)      (272)
        Business restructuring reserve......................    (148)      (268)
        Payroll and benefits, net...........................     (66)         6
        Deferred revenue....................................       7        (93)
        Other assets and liabilities........................    (114)      (203)
                                                               -----      -----
NET CASH USED FOR OPERATING ACTIVITIES......................      (3)      (219)
                                                               -----      -----
INVESTING ACTIVITIES:
  Capital expenditures......................................     (96)      (214)
  Proceeds from the sale of property, plant and equipment...       5         72
  Acquisitions of businesses, net of cash acquired..........      (6)      (120)
  Purchases of equity investments...........................      --        (27)
  Other investing activities, net...........................       1         (3)
                                                               -----      -----
NET CASH USED FOR INVESTING ACTIVITIES......................     (96)      (292)
                                                               -----      -----
FINANCING ACTIVITIES:
  Issuance of Series B preferred stock......................      --        368
  Issuance of warrants......................................      --         32
  Issuance of common stock..................................     232         36
  Net decrease in commercial paper..........................    (432)      (140)
  Repayment of other short-term borrowings..................     (13)        --
  Issuance (repayment) of long-term debt....................     895         (9)
  Payment of issuance costs related to debt and equity
    offerings...............................................     (29)        --
  Net decrease in credit facility borrowings................    (200)        --
  Proceeds from (termination of) accounts receivable
    securitization..........................................    (200)       200
  Other financing activities, net...........................      (1)        --
                                                               -----      -----
NET CASH PROVIDED BY FINANCING ACTIVITIES...................     252        487
                                                               -----      -----
Effect of exchange rate changes on cash and cash
  equivalents...............................................       3         (4)
                                                               -----      -----
Net increase (decrease) in cash and cash equivalents........     156        (28)
Cash and cash equivalents at beginning of fiscal year.......     250        271
                                                               -----      -----
Cash and cash equivalents at end of period..................   $ 406      $ 243
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

BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of the Company as of June 30, 2002 and for the three and nine months ended June 30, 2002 and 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission for interim financial statements, and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001. In the Company's opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated. Certain prior year amounts have been reclassified to conform to the current interim period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

2. RECENT ACCOUNTING PRONOUNCEMENTS AND CHANGE IN ACCOUNTING ESTIMATE

SFAS 143

    In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This Statement is effective for the Company's 2003 fiscal year, and early adoption is permitted. The adoption of SFAS 143 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

SFAS 144

    In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. This Statement excludes from the definition of

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

2. RECENT ACCOUNTING PRONOUNCEMENTS AND CHANGE IN ACCOUNTING ESTIMATE (CONTINUED) long-lived assets goodwill and other intangibles that are not amortized in accordance with Statement No. 142, "Goodwill and Other Intangible Assets"
("SFAS 142") noted below. SFAS 144 is effective for the Company's 2003 fiscal year, and early adoption is permitted. The Company is currently evaluating the impact of SFAS 144 to determine the effect, if any, it may have on the Company's consolidated results of operations, financial position or cash flows.

SFAS 145

    In May 2001, the FASB issued Statement No. 145, which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements"
("SFAS 145"). This Statement also amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. As a result of the rescission of SFAS 4 and SFAS 64, the criteria in Accounting Principles Board Opinion No. 30 will be used to classify gains and losses from debt extinguishment. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is effective for the Company's 2003 fiscal year, and early adoption is permitted. The Company is currently evaluating the impact of SFAS 145 to determine the effect, if any, it may have on the Company's consolidated results of operations, financial position or cash flows.

SFAS 146

    In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" which previously governed the accounting treatment for restructuring activities.
SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. Those costs include, but are not limited to, the following:
(1) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred-compensation contract,
(2) costs to terminate a contract that is not a capital lease, and (3) costs to consolidate facilities or relocate employees. This Statement does not apply to costs associated with the retirement of long-lived assets covered by SFAS 143. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002, and early adoption is permitted. The Company is currently evaluating the impact of SFAS 146 to determine the effect, if any, it may have on the Company's consolidated results of operations, financial position or cash flows.

INTERNAL USE SOFTWARE

    In the second quarter of fiscal 2002, the Company changed the estimated useful life of certain internal use software to reflect actual experience as a stand-alone company on the utilization of such

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

2. RECENT ACCOUNTING PRONOUNCEMENTS AND CHANGE IN ACCOUNTING ESTIMATE (CONTINUED) software and extended the useful life of these assets from three to seven years. This change lowered depreciation expense by approximately $5 million and $9 million, equivalent to $0.01 and $0.02 per diluted share, for the three and nine months ended June 30, 2002, respectively.

3. GOODWILL AND INTANGIBLE ASSETS

    Effective October 1, 2001, the Company adopted SFAS 142, which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their remaining useful lives. In connection with the adoption of SFAS 142, the Company reviewed the classification of its existing goodwill and other intangible assets, reassessed the useful lives previously assigned to other intangible assets, and discontinued amortization of goodwill. The Company also tested goodwill for impairment by comparing the fair value of the Company's reporting units to their carrying value as of October 1, 2001 and determined that there was no goodwill impairment.

    The provisions of SFAS 142 require that goodwill of a reporting unit be tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company intends to conduct the required impairment review for fiscal 2002 during the fourth quarter of fiscal 2002, at which time, if an impairment is identified, it will be recorded as an operating expense in the Statement of Operations.

    For the three and nine months ended June 30, 2001, goodwill amortization, net of tax, amounted to $10 million and $28 million, respectively. If the Company had adopted SFAS 142 as of the beginning of the first quarter of fiscal 2001 and discontinued goodwill amortization, net income and earnings (loss) per common share on a pro forma basis would have been as follows:

                                                                  PRO FORMA
                                               ------------------------------------------------
                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  JUNE 30, 2001                JUNE 30, 2001
                                               --------------------         -------------------
                                               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net income...................................          $  34                        $    4
Earnings (Loss) per common share:
  Basic......................................          $0.09                        $(0.06)
  Diluted....................................          $0.09                        $(0.06)

    The carrying value of goodwill of $187 million as of June 30, 2002 consists of $141 million related to the Systems segment and $46 million related to the Applications segment. The $12 million increase in the carrying value of goodwill from September 30, 2001 is attributable to the Company's acquisition of Conita Technologies in May 2002, a purchase accounting adjustment related to the Quintus Corporation acquisition, and the impact of foreign currency exchange rate fluctuations.

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

3. GOODWILL AND INTANGIBLE ASSETS (CONTINUED)
    The following table presents the components of the Company's intangible assets:

                                                 AS OF JUNE 30, 2002                AS OF SEPTEMBER 30, 2001
                                          ----------------------------------   ----------------------------------
                                           GROSS                                GROSS
                                          CARRYING   ACCUMULATED               CARRYING   ACCUMULATED
                                           AMOUNT    AMORTIZATION     NET       AMOUNT    AMORTIZATION     NET
                                          --------   ------------   --------   --------   ------------   --------
                                                                   (DOLLARS IN MILLIONS)
Existing technology.....................    $160         $115         $45        $160         $92          $68
Other intangibles.......................      13            5           8          12           2           10
                                            ----         ----         ---        ----         ---          ---
Total intangible assets.................    $173         $120         $53        $172         $94          $78
                                            ====         ====         ===        ====         ===          ===

    Intangible assets with definitive lives are amortized over a period of three to six years. Amortization expense for such intangible assets was $9 million for each of the three month periods ended June 30, 2002 and 2001, and $26 million and $23 million for the nine months ended June 30, 2002 and 2001, respectively.

    Estimated amortization expense for the remainder of fiscal 2002 and the five succeeding fiscal years is as follows:

FISCAL YEAR                                                         AMOUNT
-----------                                                  ---------------------
                                                             (DOLLARS IN MILLIONS)
2002 (remaining three months)..............................           $ 9
2003.......................................................            21
2004.......................................................            12
2005.......................................................             8
2006.......................................................             3
                                                                      ---
Total......................................................           $53
                                                                      ===

4. COMPREHENSIVE INCOME (LOSS)

    Other comprehensive income is recorded directly to a separate section of stockholders' equity in accumulated other comprehensive loss and includes unrealized gains and losses excluded from the Consolidated Statements of Operations. These unrealized gains and losses consist of primarily foreign currency translation adjustments, which are not adjusted for income taxes since they primarily relate to indefinite investments in non-U.S. subsidiaries.

                                                 THREE MONTHS ENDED     NINE MONTHS ENDED
                                                      JUNE 30,              JUNE 30,
                                                 -------------------   -------------------
                                                   2002       2001       2002       2001
                                                 --------   --------   --------   --------
                                                           (DOLLARS IN MILLIONS)
Net income (loss)..............................    $(39)      $24       $(122)      $(24)
Other comprehensive income.....................      39         5          14         16
                                                   ----       ---       -----       ----
Total comprehensive income (loss)..............    $ --       $29       $(108)      $ (8)
                                                   ====       ===       =====       ====

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

5. SUPPLEMENTARY FINANCIAL INFORMATION AND OTHER TRANSACTIONS

STATEMENT OF OPERATIONS INFORMATION

                                                 THREE MONTHS ENDED     NINE MONTHS ENDED
                                                      JUNE 30,              JUNE 30,
                                                 -------------------   -------------------
                                                   2002       2001       2002       2001
                                                 --------   --------   --------   --------
                                                           (DOLLARS IN MILLIONS)
OTHER INCOME (EXPENSE), NET
Loss on foreign currency transactions..........    $(12)      $--        $(3)       $(1)
Gain on assets sold............................      --        --         --          6
Interest income................................       5         7         16         22
Miscellaneous, net.............................      (3)       (3)        (5)         4
                                                   ----       ---        ---        ---
    Total other income (expense), net..........    $(10)      $ 4        $ 8        $31
                                                   ====       ===        ===        ===

BALANCE SHEET INFORMATION

                                                              AS OF             AS OF
                                                          JUNE 30, 2002   SEPTEMBER 30, 2001
                                                          -------------   ------------------
                                                                (DOLLARS IN MILLIONS)
INVENTORY
Completed goods.........................................      $386               $420
Work in process and raw materials.......................       141                229
                                                              ----               ----
    Total inventory.....................................      $527               $649
                                                              ====               ====

RECEIVABLES, LESS ALLOWANCES

    The receivables allowance as of September 30, 2001, which previously represented a reserve for uncollectible accounts, has been restated to also include an estimate of $37 million for the resolution of potential issues such as disputed invoices, customer satisfaction claims and pricing discrepancies. The reclassified amount, which had previously been included as a direct reduction to receivables, was recorded to conform to the June 30, 2002 presentation.

SUPPLEMENTAL CASH FLOW INFORMATION

    Acquisition of businesses:

                                                                 NINE MONTHS ENDED
                                                                     JUNE 30,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                               (DOLLARS IN MILLIONS)
Fair value of assets acquired, net of cash acquired.........     $ 8          $192
Less: Fair value of liabilities assumed.....................      (2)          (72)
                                                                 ---          ----
Acquisition of businesses, net of cash acquired.............     $ 6          $120
                                                                 ===          ====

    In the second quarter of fiscal 2001, the Company paid off $9 million of debt assumed from its acquisition of VPNet Technologies, Inc.

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

5. SUPPLEMENTARY FINANCIAL INFORMATION AND OTHER TRANSACTIONS (CONTINUED) Non-cash transactions:

                                                                 NINE MONTHS ENDED
                                                                     JUNE 30,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                               (DOLLARS IN MILLIONS)
Accretion of Series B preferred stock (Note 9)..............    $  12         $20
Book value of converted Series B preferred stock
  (Note 9)..................................................      395          --
Conversion charge related to Series B preferred stock
  (Note 9)..................................................      125          --
Issuance of common stock in connection with the Warburg
  transactions (Note 9).....................................     (532)         --
Deferred taxes on stock options.............................        4          --
Fair market value of stock options issued in connection with
  acquisition...............................................       --          16
Adjustments to Contribution by Lucent:
  Accounts receivable.......................................       --           8
  Property, plant and equipment, net........................       --           7
                                                                -----         ---
Total non-cash transactions.................................    $   4         $51
                                                                =====         ===

AIRCRAFT SALE-LEASEBACK

    In March 2002, the Company elected to terminate early an aircraft sale-leaseback agreement and, pursuant to the terms of the agreement, the Company agreed to purchase the aircraft from the lessor for a purchase price equal to the unamortized lease balance of approximately $33 million. The closing of the purchase was completed in April 2002.

6. SECURITIZATION OF ACCOUNTS RECEIVABLE

    In June 2001, the Company entered into a receivables purchase agreement and transferred a designated pool of qualified trade accounts receivable to a special purpose entity ("SPE"), which in turn sold an undivided ownership interest in the pool of receivables to an unaffiliated financial institution for cash proceeds of $200 million. The receivables purchase agreement was terminated in March 2002 as described below. The financial institution is an affiliate of Citibank, N.A., a lender and the agent for the other lenders under the Credit Facilities described in Note 8 and the counterparty to the $150 million interest rate swap described in Note 8. The designated pool of qualified receivables held by the SPE was pledged as collateral to secure the obligations to the financial institution. During the term of the receivables purchase agreement, the Company had a retained interest in the designated pool of receivables to the extent the value of the receivables exceeded the outstanding amount of the financial institution's investment. The carrying amount of the Company's retained interest, which approximated fair value because of the short-term nature of the receivables, was recorded in other current assets. Collections of receivables were used by the SPE to repay the financial institution's investment in accordance with the receivables purchase agreement, and the financial institution in turn purchased, from time to time, new interests in receivables up to an aggregate investment at any time of $200 million.

    Effective March 15, 2002, the Company elected to terminate the receivables purchase agreement, which was scheduled to expire in June 2002. As a result of the early termination, purchases of interests

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

6. SECURITIZATION OF ACCOUNTS RECEIVABLE (CONTINUED) in receivables by the financial institution ceased, and collections on receivables that constituted the designated pool of trade accounts receivable were used to liquidate the financial institution's $200 million investment under the agreement. As of June 30, 2002, the entire $200 million investment had been liquidated using collections of such receivables. No portion of the retained interest was utilized to liquidate the financial institution's remaining
$126 million investment that had been outstanding at the beginning of the third quarter of fiscal 2002. Upon liquidation in full of the financial institution's investment on April 5, 2002, the remaining $109 million in retained interest was reclassified to receivables. As of September 30, 2001, the Company had a retained interest of $153 million in the SPE's designated pool of qualified accounts receivable.

7. BUSINESS RESTRUCTURING CHARGES AND RELATED EXPENSES

    The Company recorded business restructuring charges and related expenses of $9 million and $103 million for the three and nine months ended June 30, 2002, respectively. Included in the nine month amount is an $84 million pretax charge taken in the second quarter of fiscal 2002 associated with the Company's efforts to improve its business performance in response to the continued industry-wide economic slowdown. The components of this charge include $73 million of employee separation costs, $10 million of lease termination costs, and $1 million of other exit costs. The charge for employee separation costs is comprised of $67 million for severance and other employee separation costs, and $6 million primarily related to the cost of curtailment in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." The employee separation costs were incurred in connection with the elimination of approximately 2,000 employee positions. Lease termination costs are comprised primarily of information technology lease termination payments.

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

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

7. BUSINESS RESTRUCTURING CHARGES AND RELATED EXPENSES (CONTINUED)

    The following table summarizes the status of the Company's business restructuring reserve and other related expenses as of and for the nine months ended June 30, 2002:

                                   BUSINESS RESTRUCTURING RESERVE                OTHER RELATED EXPENSES
                         ---------------------------------------------------   --------------------------        TOTAL
                                                                   TOTAL                                        BUSINESS
                          EMPLOYEE       LEASE       OTHER       BUSINESS                                    RESTRUCTURING
                         SEPARATION   TERMINATION     EXIT     RESTRUCTURING      ASSET      INCREMENTAL      RESERVE AND
                           COSTS      OBLIGATIONS    COSTS        RESERVE      IMPAIRMENTS   PERIOD COSTS   RELATED EXPENSES
                         ----------   -----------   --------   -------------   -----------   ------------   ----------------
                                                                (DOLLARS IN MILLIONS)
Balance as of
  September 30, 2001...      $96          $78          $5          $179         $      --     $      --           $179
Charges................       73           10           1            84                 3            16            103
Increase in benefit
  obligations..........       (6)          --          --            (6)               --            --             (6)
Cash payments..........      (99)         (46)         (3)         (148)               --           (16)          (164)
Asset impairments......       --           --          --            --                (3)           --             (3)
                             ---          ---          --          ----         ---------     ---------           ----
Balance as of June 30,
  2002.................      $64          $42          $3          $109         $      --     $      --           $109
                             ===          ===          ==          ====         =========     =========           ====

    Employee separation costs included in the business restructuring reserve were made through lump sum payments, although certain union-represented employees elected to receive a series of payments extending over a period of up to two years from the date of departure. Payments to employees who elected to receive severance through a series of payments will extend through fiscal 2004. The workforce reductions related to the Company's separation from Lucent, the outsourcing of certain manufacturing operations and the acceleration of its restructuring plan were substantially complete at the end of fiscal 2001. In connection with the workforce reduction charge taken in the second quarter of fiscal 2002, approximately 1,600 of the 2,000 employees had departed the Company as of June 30, 2002. The charges for lease termination obligations, which consisted of real estate and equipment leases, included approximately
2.8 million square feet of excess space which has been entirely vacated as of June 30, 2002. Payments on lease termination obligations will be substantially completed by 2003 because, in certain circumstances, the remaining lease payments were less than the termination fees.

    For the three and nine months ended June 30, 2002, the Company recorded
$9 million and $19 million, respectively, of other related expenses, including relocation and consolidation costs, computer transition expenditures, and an asset impairment, associated with the Company's ongoing restructuring initiatives. For the three and nine months ended June 30, 2001, the Company recorded $46 million and $117 million, respectively, of other related expenses associated with the Company's separation from Lucent related primarily to computer system transition costs such as data conversion activities, asset transfers, and training. In addition, during the third quarter of fiscal 2001, the Company recorded a $20 million asset impairment charge related to its Shreveport, Louisiana manufacturing facility, which was closed in conjunction with its initiative to outsource certain manufacturing operations. The Company also recorded $42 million in selling, general and administrative expenses for additional start-up activities during the nine months ended June 30, 2001, largely resulting from marketing costs associated with continuing to establish the Avaya brand.

    See Note 14--Subsequent Events "Business Restructuring Charge" for related disclosures.

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

                                                                  AS OF             AS OF
                                                              JUNE 30, 2002   SEPTEMBER 30, 2001
                                                              -------------   ------------------
                                                                    (DOLLARS IN MILLIONS)
Short-term borrowings:
  Five-year revolving credit facility.......................      $ --               $132
  Other short-term borrowings...............................        --                 13
                                                                  ----               ----
    Total short-term borrowings, including current
      maturities............................................        --                145
                                                                  ----               ----
Long-term debt:
  Commercial paper..........................................        --                432
  Five-year revolving credit facility.......................        --                 68
  LYONs convertible debt, net of discount...................       471                 --
  Senior Secured Notes, net of discount.....................       443                 --
                                                                  ----               ----
    Total long-term debt....................................       914                500
                                                                  ----               ----
    Total short-term borrowings and long-term debt..........      $914               $645
                                                                  ====               ====

DEBT RATINGS

    The Company's ability to obtain external financing is affected by the Company's debt ratings, which are periodically reviewed by the major credit rating agencies. During the second quarter of fiscal 2002, the Company's commercial paper and long-term debt ratings were downgraded. Ratings as of June 30, 2002 are as follows (all ratings include a negative outlook):

Moody's:
  Commercial paper..........................................  No Rating
  Long-term senior unsecured debt...........................  Ba3
  Senior secured notes......................................  Ba2

Standard & Poor's:
  Commercial paper..........................................  No Rating
  Long-term senior unsecured debt...........................  BB-
  Senior secured notes......................................  BB-
  Corporate credit..........................................  BB+

    On July 31, 2002, Standard & Poor's placed the Company's corporate credit rating on CreditWatch with negative implications.

COMMERCIAL PAPER PROGRAM

    During the second quarter of fiscal 2002, Standard & Poor's and Moody's downgraded the Company's commercial paper rating several times and eventually withdrew their rating of the Company's commercial paper at the Company's request. This recent withdrawal of the Company's commercial paper rating makes it impossible for the Company to access the commercial paper market, which until recently was the Company's primary source of liquidity.

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT (CONTINUED)
    As a result of the impact of the ratings downgrades on the Company's ability to issue commercial paper, in February 2002, the Company borrowed $300 million under its five-year Credit Facility to repay commercial paper obligations. As of June 30, 2002, all remaining commercial paper obligations and the borrowing under the five-year credit facility had been repaid using proceeds from the offering of the Senior Secured Notes discussed below.

REVOLVING CREDIT FACILITIES

    The Company has two revolving credit facilities (the "Credit Facilities") with third party financial institutions. As of September 30, 2001, these Credit Facilities consisted of a $400 million 364-day Credit Facility that expires in August 2002 and an $850 million five-year Credit Facility that expires in September 2005. As required by the terms of the Credit Facilities, upon the closing of the offering of the Senior Secured Notes in March 2002, the Credit Facilities were reduced proportionately by an amount equal to the $425 million of proceeds, net of certain deferred financing costs, realized from the offering of the Senior Secured Notes. Accordingly, as of June 30, 2002, the Credit Facilities consisted of a $561 million five-year Credit Facility and a $264 million 364-day Credit Facility. No amounts were outstanding under either Credit Facility as of June 30, 2002.

    Funds are available under the Credit Facilities for general corporate purpose and for acquisitions up to $150 million. Based on the Company's current debt ratings, any borrowings under the Credit Facilities are secured, subject to certain exceptions, by security interests in the equipment, accounts receivable, inventory, and U.S. intellectual property rights of the Company and that of any of its subsidiaries guaranteeing its obligations under the Credit Facilities as described below. Borrowings are also secured by a pledge of the stock of most of the Company's domestic subsidiaries and 65% of the stock of a foreign subsidiary that, together with its subsidiaries, holds the beneficial and economic right to utilize certain of the Company's domestic intellectual property rights outside North America. The security interests would be suspended in the event the Company's corporate credit rating was at least BBB by Standard & Poor's and its long-term senior unsecured debt rating was at least Baa2 by Moody's, in each case with a stable outlook. The Company's long-term senior unsecured debt is currently rated Ba3 by Moody's, and the Company's corporate credit is currently on CreditWatch and rated BB+ by Standard & Poor's, each with a negative outlook.

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

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT (CONTINUED)
    The Credit Facilities require the Company to maintain a ratio of consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") to interest expense consisting of the previous four consecutive fiscal quarters of not less than three to one for each quarter beginning with the period ending March 31, 2002 until September 30, 2002 and a ratio of not less than four to one at all times thereafter. The Company is also required to maintain consolidated EBITDA in the following amounts for each of the periods noted below:

    - $20 million for the quarter ended March 31, 2002;

    - $80 million for the two-quarter period ended June 30, 2002;

    - $180 million for the three-quarter period ended September 30, 2002;

    - $300 million for the four-quarter period ended December 31, 2002; and

    - $400 million for each four-quarter period thereafter.

    For purposes of these calculations, the Company is permitted to exclude from the computation of consolidated EBITDA up to $163 million of restructuring charges, including asset impairment and other one time expenses to be taken no later than the fourth quarter of fiscal 2002 and any write down of intangibles associated with the adoption of SFAS 142. In addition, the Company may exclude certain business restructuring charges and related expenses taken in fiscal 2001. During the second and third quarters of fiscal 2002, the Company incurred $97 million of such business restructuring charges and related expenses. As of June 30, 2002, the Company was in compliance with all required covenants.

    See Note 14--Subsequent Events "Revolving Credit Facilities" for related disclosures.

UNCOMMITTED CREDIT FACILITIES

    The Company, through its foreign operations, has entered into several uncommitted credit facilities totaling $82 million and $118 million, of which letters of credit of $27 million and $10 million were issued and outstanding as of June 30, 2002 and September 30, 2001, respectively. Letters of credit are purchased guarantees that ensure the Company's performance or payment to third parties in accordance with specified terms and conditions.

LYONS CONVERTIBLE DEBT

    In the first quarter of fiscal 2002, the Company sold through an underwritten public offering under a shelf registration statement an aggregate principal amount at maturity of approximately $944 million of Liquid Yield Option-TM- Notes due 2021 ("LYONs"). The proceeds of approximately
$448 million, net of a $484 million discount and $12 million of underwriting fees, were used to refinance a portion of the Company's outstanding commercial paper. The underwriting fees of $12 million were recorded as deferred financing costs and are being amortized to interest expense over a three-year period through October 31, 2004, which represents the first date holders may require the Company to purchase all or a portion of their LYONs. For the three and nine months ended June 30, 2002, $1 million and $3 million, respectively, of deferred financing costs were recorded as interest expense.

    The original issue discount of $484 million accretes daily at a rate of 3.625% per year calculated on a semiannual bond equivalent basis. The Company will not make periodic cash payments of interest

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT (CONTINUED) on the LYONs. Instead, the amortization of the discount is recorded as interest expense and represents the accretion of the LYONs issue price to their maturity value. For the three and nine months ended June 30, 2002, $4 million and $11 million, respectively, of interest expense on the LYONs was recorded resulting in an accreted value of $471 million as of June 30, 2002. The discount will cease to accrete on the LYONs upon maturity, conversion, purchase by the Company at the option of the holder, or redemption by Avaya. The LYONs are unsecured obligations that rank equally in right of payment with all existing and future unsecured and unsubordinated indebtedness of Avaya.

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

    Avaya may redeem all or a portion of the LYONs for cash at any time on or after October 31, 2004 at a price equal to the sum of the issue price and accrued original issue discount on the LYONs as of the applicable redemption date. Conversely, holders may require the Company to purchase all or a portion of their LYONs on October 31, 2004, 2006 and 2011 at a price equal to the sum of the issue price and accrued original issue discount on the LYONs as of the applicable purchase date. The Company may, at its option, elect to pay the purchase price in cash or shares of common stock, or any combination thereof.

    The indenture governing the LYONs includes certain covenants, including a limitation on the Company's ability to grant liens on significant domestic real estate properties or the stock of its subsidiaries holding such properties.

SENIOR SECURED NOTES

    In March 2002, the Company issued through an underwritten public offering under a shelf registration statement $440 million aggregate principal amount of 11 1/8% Senior Secured Notes due April 2009 (the "Senior Secured Notes") and received net proceeds of approximately $425 million, net of a $5 million discount and $10 million of issuance costs. Interest on the Senior Secured Notes is payable on April 1 and October 1 of each year beginning on October 1, 2002. The Company recorded interest expense related to the Senior Secured Notes of $12 million and $13 million for the three and nine months ended June 30, 2002, respectively. The $5 million discount is being amortized to interest expense over the seven-year term to maturity. The $10 million of issuance costs were recorded as deferred financing costs and are also being amortized to interest expense over the term of the Notes. The proceeds from the issuance were used to repay amounts outstanding under the five-year Credit Facility and for general corporate purposes.

    The Company may redeem the Senior Secured Notes, in whole or from time to time in part, at the redemption prices expressed as a percentage of principal amount noted below plus accrued and unpaid

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT (CONTINUED) interest to the applicable redemption date, if redeemed during the twelve-month period beginning on April 1 of the following years:

YEARS                                                          PERCENTAGES
-----                                                          -----------
2006........................................................    105.563%
2007........................................................    102.781%
2008........................................................    100.000%

    The Senior Secured Notes are secured by a second priority security interest in the collateral securing the Company's obligations under the Credit Facilities and its obligations under the interest rate swap agreements described below. In the event that (i) the Company's corporate credit is rated at least BBB by Standard & Poor's and its long-term senior unsecured debt is rated at least Baa2 by Moody's, each without a negative outlook or its equivalent, or (ii) subject to certain conditions, at least $400 million of unsecured indebtedness is outstanding or available under the Credit Facilities or a bona fide successor credit facility, the security interest in the collateral securing the Senior Secured Notes will terminate. The indenture governing the Senior Secured Notes includes negative covenants that limit the Company's ability to incur secured debt and enter into sale/leaseback transactions. In addition, the indenture also includes conditional covenants that limit the Company's ability to incur debt, enter into affiliate transactions, or make restricted payments or investments and advances. These conditional covenants will apply to the Company until such time that the Senior Secured Notes are rated at least BBB- by Standard & Poor's and Baa3 by Moody's, in each case without a negative outlook or its equivalent.

INTEREST RATE SWAP AGREEMENTS

    In April 2002, the Company entered into two interest rate swap agreements with a total notional amount of $200 million that qualify and are designated as fair value hedges in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The swap agreements mature in April 2009 and were executed in order to:

    - convert a portion of the Senior Secured Notes fixed-rate debt into floating-rate debt;

    - maintain a capital structure containing appropriate amounts of fixed and floating-rate debt; and

    - reduce net interest payments and expense in the near-term.

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT (CONTINUED)
    Under these agreements, the Company receives a fixed interest rate of 11.125% and pays a floating interest rate based on LIBOR plus an agreed-upon spread, which was equal to a weighted average interest rate of 7.25% as of June 30, 2002. The amount paid and the amount received are calculated based on the total notional amount of $200 million. Since the relevant terms of the swap agreements match the corresponding terms of the Senior Secured Notes, there is no hedge ineffectiveness. Accordingly, gains and losses on the swap agreements will fully offset the losses and gains on the hedged portion of the Senior Secured Notes, which are marked to market at each reporting date. As of June 30, 2002, the Company recorded the fair market value of the swaps of $8 million as other assets along with a corresponding increase to the hedged debt, both of which were recorded through other income (expense), net.

    Interest payments are recognized through interest expense and are made and received on the first day of each April and October, commencing on October 1, 2002 and ending on the maturity date. On the last day of each semi-annual interest payment period, the interest payment for the previous six months will be made based upon the six month LIBOR rate (in arrears) on that day, plus the applicable margin, as shown in the table below. Since the interest rate is not known until the end of each semi-annual interest period, estimates are used during such period based upon published forward-looking LIBOR rates. Any differences between the estimated interest expense and the actual interest payment are recorded to interest expense at the end of each semi-annual interest period. These interest rate swaps resulted in actual interest expense for the three and nine months ended June 30, 2002 of $4 million as compared with interest expense of $6 million had the Company not entered into these agreements.

    The following table outlines the terms of the swap agreements:

                                                RECEIVE FIXED
MATURITY DATE              NOTIONAL AMOUNT      INTEREST RATE               PAY VARIABLE INTEREST RATE
-------------           ---------------------   -------------   ---------------------------------------------------
                        (DOLLARS IN MILLIONS)
 April 2009                      $150              11.125%      Six month LIBOR (in arrears) plus 5.055% spread
 April 2009                        50              11.125%      Six month LIBOR (in arrears) plus 5.098% spread
                                 ----
    Total                        $200
                                 ====

    Each counterparty to the swap agreements is a lender under the Credit Facilities. The Company's obligations under these swap agreements are secured on the same basis as its obligations under the Credit Facilities.

9. CONVERTIBLE PARTICIPATING PREFERRED STOCK AND OTHER RELATED EQUITY
TRANSACTIONS

WARBURG TRANSACTIONS

    In October 2000, the Company sold to Warburg Pincus Equity Partners, L.P. and certain of its investment funds (the "Warburg Entities") four million shares of the Company's Series B convertible participating preferred stock and warrants to purchase the Company's common stock for an aggregate purchase price of $400 million. On March 21, 2002, the Company completed a series of transactions pursuant to which the Warburg Entities (i) converted all four million shares of the Series B preferred stock into 38,329,365 shares of Avaya's common stock based on a conversion price of $11.31 per share,

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

9. CONVERTIBLE PARTICIPATING PREFERRED STOCK AND OTHER RELATED EQUITY TRANSACTIONS (CONTINUED) which was reduced from the original conversion price of $26.71 per share,
(ii) purchased an additional 286,682 shares of common stock by exercising a portion of the warrants at an exercise price of $34.73 per share resulting in gross proceeds of approximately $10 million, and (iii) purchased 14,383,953 shares of the Company's common stock for $6.26 per share (the reported closing price of Avaya's common stock on the New York Stock Exchange on March 8, 2002), resulting in gross proceeds of approximately $90 million. In connection with these transactions, the Company incurred approximately $4 million of financing costs which were recorded as a reduction to additional paid-in capital. As of June 30, 2002, there were no shares of Series B preferred stock outstanding and, accordingly, the Series B preferred stock has ceased accruing dividends.

    As a result of these transactions, the Warburg entities hold approximately 53 million shares of the Company's common stock, which represents approximately 15% of the Company's outstanding common stock, and warrants to purchase approximately 12 million additional shares of common stock. These warrants have an exercise price of $34.73 of which warrants exercisable for 6,724,665 shares of common stock expire on October 2, 2004, and warrants exercisable for 5,379,732 shares of common stock expire on October 2, 2005.

    The conversion of the Series B preferred stock and the exercise of the warrants resulted in a charge to accumulated deficit of approximately
$125 million, in addition to the $5 million accretion of the Series B preferred stock from January 1, 2002 through the date of conversion. This charge primarily represents the impact of reducing the preferred stock conversion price from $26.71 per share as originally calculated under the certificate of designations for the Series B preferred stock to $11.31 per share, as permitted under the certificate of designations. The Company recorded a total of $12 million of accretion for the period from October 1, 2001 through the date of conversion.

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

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

10. EARNINGS (LOSS) PER SHARE OF COMMON STOCK (CONTINUED)

    Net loss available to common stockholders for both the basic and diluted loss per common share calculations for the nine months ended June 30, 2002 includes the $125 million conversion charge related to the Series B preferred stock (see Note 9).

                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       JUNE 30,                  JUNE 30,
                                                -----------------------   -----------------------
                                                   2002         2001         2002         2001
                                                ----------   ----------   ----------   ----------
                                                (DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE
                                                                    AMOUNTS)
Net income (loss) available to common
  stockholders................................    $  (39)      $   17       $ (259)      $  (44)
                                                  ======       ======       ======       ======
SHARES USED IN COMPUTING EARNINGS (LOSS) PER
  COMMON SHARE:
  Basic.......................................       362          285          318          283
                                                  ======       ======       ======       ======
  Diluted.....................................       362          286          318          283
                                                  ======       ======       ======       ======
EARNINGS (LOSS) PER COMMON SHARE:
  Basic.......................................    $(0.11)      $ 0.06       $(0.81)      $(0.16)
                                                  ======       ======       ======       ======
  Diluted.....................................    $(0.11)      $ 0.06       $(0.81)      $(0.16)
                                                  ======       ======       ======       ======
SECURITIES EXCLUDED FROM THE COMPUTATION OF
  DILUTED EARNINGS (LOSS) PER COMMON SHARE:
  Options(1)..................................        52           66           46           66
  Series B preferred stock(2).................        --           16           38           16
  Warrants(1).................................        12           12           12           12
  Convertible debt(1).........................        82           --           54           --
                                                  ------       ------       ------       ------
  Total.......................................       146           94          150           94
                                                  ======       ======       ======       ======

------------------------

(1) These securities have been excluded from the diluted earnings (loss) per common share calculation since the effect of their inclusion would have been antidilutive.

(2) When applying the "if-converted" method, the Series B convertible participating preferred stock is assumed to have been converted as of October 1, 2001. However, in applying the "if-converted" method, the Series B convertible participating preferred stock was excluded from the diluted earnings (loss) per common share calculation since the effect of its inclusion would have been antidilutive.

11. OPERATING SEGMENTS

    Effective January 1, 2002, the Company implemented an internal reorganization and as a result, the Company currently assesses its performance and allocates its resources among four rather than three operating segments. The Company divided its Communications Solutions segment into two reportable segments: Systems and Applications. The objective of the reorganization was to enable the

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

11. OPERATING SEGMENTS (CONTINUED)
Company to manage its product groups with greater precision. The Systems segment includes sales to small to midsized enterprises, which includes data switches and small to midsized telephony products, and sales to large customers, referred to as Enterprise Systems, which include sales of all enterprise telephony products, virtual private networks, and data Local Area Network and Wide Area Network equipment. The Applications segment consists of customer relationship management, voice and unified messaging, and unified communication products and related professional services. In addition, the Company shifted installation and the network consulting portion of professional services previously reported in Communications Solutions to the Services segment. The Services segment continues to include maintenance, value-added and data services. The Connectivity Solutions segment represents structured cabling systems and electronic cabinets.

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

    As a result of the changes discussed above, fiscal 2001 amounts set forth in the table below have been restated to conform to the Company's current operating segment presentation. In addition, Avaya's consolidated financial statements for the three and nine months ended June 30, 2001 have been restated to reflect these changes. Intersegment sales approximate fair market value and are not significant.

    See Note 14--Subsequent Events "Segment Business Model Evolution" for subsequent changes to our operating segments.

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

11. OPERATING SEGMENTS (CONTINUED)
OPERATING SEGMENTS

                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                            JUNE 30,              JUNE 30,
                                       -------------------   -------------------
                                         2002       2001       2002       2001
                                       --------   --------   --------   --------
                                                 (DOLLARS IN MILLIONS)
SYSTEMS:
  Total revenue......................   $  384     $  541     $1,240     $1,799
  Operating income...................        3         47         39        240
APPLICATIONS:
  Total revenue......................   $  160     $  217     $  521     $  702
  Operating income (loss)............       (2)       (10)       (11)        32
SERVICES:
  Total revenue......................   $  511     $  584     $1,600     $1,733
  Operating income...................      133         96        433        290
CONNECTIVITY SOLUTIONS:
  Total revenue......................   $  164     $  372     $  443     $1,117
  Operating income (loss)............        9        134        (41)       360

RECONCILING ITEMS

    A reconciliation of the totals reported for the operating segments to the corresponding line items in the consolidated financial statements is presented below:

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                    JUNE 30,              JUNE 30,
                                               -------------------   -------------------
                                                 2002       2001       2002       2001
                                               --------   --------   --------   --------
                                                         (DOLLARS IN MILLIONS)
REVENUE
  Total operating segments...................   $1,219     $1,714     $3,804     $5,351
OPERATING INCOME (LOSS)
  Total operating segments...................      143        267        420        922
  Corporate and other:
    Business restructuring charges, related
      expenses and start-up expenses.........       (9)       (66)      (103)      (313)
    Purchased in-process research and
      development............................       --         (1)        --        (32)
    Corporate and unallocated shared
      expenses...............................     (154)      (153)      (472)      (607)
                                                ------     ------     ------     ------
      Total operating income (loss)..........   $  (20)    $   47     $ (155)    $  (30)
                                                ======     ======     ======     ======

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

11. OPERATING SEGMENTS (CONTINUED)
GEOGRAPHIC INFORMATION

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
                                                       -------------------   -------------------
                                                         2002       2001       2002       2001
                                                       --------   --------   --------   --------
                                                                 (DOLLARS IN MILLIONS)
REVENUE(1)
  U.S................................................   $  908     $1,280     $2,780     $4,021
  International......................................      311        434      1,024      1,330
                                                        ------     ------     ------     ------
    Total............................................   $1,219     $1,714     $3,804     $5,351
                                                        ======     ======     ======     ======

------------------------

(1) Revenue is attributed to geographic areas based on the location of customers.

CONCENTRATIONS

    No single customer accounted for more than 10% of the Company's revenue for the nine months ended June 30, 2002.

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

    Accordingly, in March 2002, the Company entered into an amendment to the Dealer Credit Agreement with Expanets and its parent company, NorthWestern Corporation. The Dealer Credit Agreement provides for installment payments under the credit line in the amounts of $25 million in March 2002, $20 million in April 2002, and $25 million in August 2002 with the remaining balance due on December 31, 2002. As of June 30, 2002, the Company had received the first two installment payments. The Dealer Credit Agreement provides that the borrowing limit shall be reduced by the amount of each installment payment upon the receipt of such payment and may also be offset by certain obligations of the Company to Expanets related to the March 2000 sale of the distribution function to Expanets. As of June 30, 2002 and September 30, 2001, the borrowing limit was $69 million

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

11. OPERATING SEGMENTS (CONTINUED)
and $121 million, respectively. The interest rate on the line of credit will accrue at an annual rate of 12% through August 31, 2002, and increase to 15% on September 1, 2002.

    The following table summarizes the amounts receivable from Expanets, including amounts outstanding under the line of credit, as of June 30, 2002 and September 30, 2001:

                                                            AS OF             AS OF
                                                        JUNE 30, 2002   SEPTEMBER 30, 2001
                                                        -------------   ------------------
                                                              (DOLLARS IN MILLIONS)
Receivables...........................................       $ 50              $117
Other current assets..................................         47                81
                                                             ----              ----
  Total amounts receivable from Expanets..............       $ 97              $198
                                                             ====              ====
Secured and unsecured components of the amounts
  receivable are as follows:
  Secured line of credit (included in receivables)....       $ 47              $ 71
  Secured line of credit (included in other current
    assets)...........................................         22                50
                                                             ----              ----
    Total secured line of credit......................         69               121
    Unsecured (included in receivables)...............         28                77
                                                             ----              ----
  Total amounts receivable from Expanets..............       $ 97              $198
                                                             ====              ====

    Amounts recorded in receivables represent trade receivables due from Expanets on sales of products and maintenance services. Amounts recorded in other current assets represent receivables due from Expanets for transitional services provided under a transition services agreement.

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

    For the nine months ended June 30, 2001, sales to Expanets, which are included in the Systems and Applications segments, were approximately 10% of the Company's revenue.

CONNECTIVITY SOLUTIONS

    In February 2002, the Company engaged Salomon Smith Barney Inc. to explore alternatives for the Company's Connectivity Solutions segment, including the possible sale of the business. The Connectivity Solutions segment consists of the Company's structured cabling systems and electronic cabinets and markets products including (i) the SYSTIMAX-Registered Trademark- product line of structured cabling systems primarily to

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

11. OPERATING SEGMENTS (CONTINUED)
enterprises of various sizes for wiring phones, workstations, personal computers, local area networks and other communications devices through their buildings or across their campuses, (ii) the ExchangeMAX-Registered Trademark-product line of structured cabling systems primarily to central offices of service providers, such as telephone companies or Internet service providers, and (iii) electronic cabinets to enclose electronic devices and equipment primarily to service providers.

    The Company's goal in exploring alternatives for the Connectivity Solutions segment is to strengthen its focus on higher growth opportunities by emphasizing the Systems, Applications and Services offerings, such as converged voice and data network products and unified communication and customer relationship management solutions. These offerings, unlike the Connectivity Solutions offerings, are targeted exclusively at enterprises and the Company believes that they offer increased growth potential. In addition, management believes that the proceeds from any sale of the Connectivity Solutions segment would help enhance the Company's liquidity. Connectivity Solutions revenue comprised $164 million, or 13.5%, and $443 million, or 11.6%, for the three and nine months ended
June 30, 2002, respectively, and $1,322 million, or 19.5%, of the Company's total revenue in the fiscal year ended September 30, 2001.

12. TRANSACTIONS WITH LUCENT AND OTHER RELATED PARTY TRANSACTIONS

CONTRIBUTION AND DISTRIBUTION AGREEMENT

    In connection with the Contribution and Distribution, the Company and Lucent executed and delivered the Contribution and Distribution Agreement and certain related agreements.

    Pursuant to the Contribution and Distribution Agreement, Lucent contributed to the Company substantially all of the assets, liabilities and operations associated with its enterprise networking businesses (the "Company's Businesses"). The Contribution and Distribution Agreement, among other things, provides that, in general, the Company will indemnify Lucent for all liabilities including certain pre-Distribution tax obligations of Lucent relating to the Company's Businesses and all contingent liabilities primarily relating to the Company's Businesses or otherwise assigned to the Company. In addition, the Contribution and Distribution Agreement provides that certain contingent liabilities not directly identifiable with one of the parties will be shared in the proportion of 90% by Lucent and 10% by the Company. The Contribution and Distribution Agreement also provides that contingent liabilities in excess of $50 million that are primarily related to Lucent's businesses shall be borne 90% by Lucent and 10% by the Company and contingent liabilities in excess of $50 million that are primarily related to the Company's Businesses shall be borne equally by the parties.

    In addition, if the Distribution fails to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code because of an acquisition of the Company's stock or assets, or some other actions of the Company, then the Company will be solely liable for any resulting corporate taxes.

OTHER RELATED PARTY TRANSACTIONS

    Jeffrey A. Harris, a senior managing director of Warburg Pincus LLC and a general partner of Warburg, Pincus & Co. each of which is an affiliate of Warburg Pincus Equity Partners L.P., resigned from the Company's board of directors prior to the approval by the board of the transactions disclosed

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

12. TRANSACTIONS WITH LUCENT AND OTHER RELATED PARTY TRANSACTIONS (CONTINUED) under "Warburg Transactions" in Note 9. Mr. Harris had served as the chairman of Avaya's audit and finance committee. The board has appointed Mark Leslie, a member of the audit and finance committee, to succeed Mr. Harris as chairman of that committee. In April 2002, the Warburg Entities exercised their contractual right to designate for election to the board a director unaffiliated with the Warburg Entities reasonably acceptable to the Company's board of directors. Accordingly, Anthony P. Terraciano was appointed to the Company's board as the Warburg Entities' nominee.

    Henry B. Schacht has been a director of Avaya since September 2000.
Mr. Schacht is currently on a leave of absence as a managing director and senior advisor of Warburg Pincus LLC.

    Each of Mr. Schacht and Mr. Terracciano may be entitled to indemnification by affiliates of Warburg Pincus LLC and Warburg, Pincus & Co. against certain liabilities that each may incur as a result of serving as a director of the Company.

13. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

    From time to time the Company is involved in legal proceedings arising in the ordinary course of business. Other than as described below, the Company believes there is no litigation pending against it that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

YEAR 2000 ACTIONS

    Three separate purported class action lawsuits are pending against Lucent, one in state court in West Virginia, one in federal court in the Southern District of New York and another in federal court in the Southern District of California. The case in New York was filed in January 1999 and, after being dismissed, was refiled in September 2000. The case in West Virginia was filed in April 1999 and the case in California was filed in June 1999, and amended in 2000 to include Avaya as a defendant. The Company may also be named a party to the other actions and, in any event, has assumed the obligations of Lucent for all of these cases under the Contribution and Distribution Agreement. All three actions are based upon claims that Lucent sold products that were not Year 2000 compliant, meaning that the products were designed and developed without considering the possible impact of the change in the calendar from December 31, 1999 to January 1, 2000. The complaints allege that the sale of these products violated statutory consumer protection laws and constituted breaches of implied warranties. A class has recently been certified in the West Virginia state court matter, but the other matters have not been so certified. The certified class includes those persons or entities that purchased, leased or financed the products in question. In addition, the court also certified as a subclass all class members who had service protection plans or other service or extended warranty contracts with Lucent in effect as of April 1, 1998, as to which Lucent failed to offer a free Year 2000-compliant solution. The complaints seek, among other remedies, compensatory damages, punitive damages and counsel fees in amounts that have not yet been specified. At this time, the Company cannot determine whether the outcome of these actions will have a material adverse effect on its financial position, results of operations or cash flows. In addition, if these cases are not resolved in a timely manner, they will require expenditure of significant legal costs related to their defense.

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

13. COMMITMENTS AND CONTINGENCIES (CONTINUED)
COUPON PROGRAM CLASS ACTION

    In April 1998, a class action was filed against Lucent in state court in New Jersey, alleging that Lucent improperly administered a coupon program resulting from the settlement of a prior class action. The plaintiffs allege that Lucent improperly limited the redemption of the coupons from dealers by not allowing them to be combined with other volume discount offers, thus limiting the market for the coupons. The Company has assumed the obligations of Lucent for these cases under the Contribution and Distribution Agreement. The complaint alleges breach of contract, fraud and other claims and the plaintiffs seek compensatory and consequential damages, interest and attorneys' fees. The parties have entered into a settlement agreement that has been approved by the court pursuant to a written order. The period for submitting a claim notification expired
July 15, 2002. The Company is in the process of winding up the administration of the resolution of this matter.

    See Note 14--Subsequent Events "Developments in Legal Proceedings" for related disclosure.

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

    The above actions have been consolidated with other purported class actions filed against Lucent on behalf of its stockholders in January 2000 and are pending in the Federal District Court for the District of New Jersey. The Company understands that Lucent's motion to dismiss the Fifth Consolidated Amended and Supplemental Class Action Complaint in the consolidated action was denied by the court in June 2002. As a result of the denial of its motion to dismiss, the Company understands that Lucent has filed a motion for partial summary judgment, seeking a dismissal of a portion of the Fifth Consolidated Amended and Supplemental Class Action Complaint. The plaintiffs allege that they were injured by reason of certain alleged false and misleading statements made by Lucent in violation of the federal securities laws. The consolidated cases were initially filed on behalf of stockholders of Lucent who bought Lucent common stock between October 26, 1999 and January 6, 2000, but the consolidated complaint was amended to include purported class members who purchased Lucent common stock up to November 21, 2000. A class has not yet been certified in the consolidated actions. The plaintiffs in all these stockholder class actions seek compensatory damages plus interest and attorneys' fees.

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

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

13. COMMITMENTS AND CONTINGENCIES (CONTINUED)
LICENSING ARBITRATION

    In March 2001, a third party licensor made formal demand for alleged royalty payments which it claims the Company owes as a result of a contract between the licensor and the Company's predecessors, initially entered into in 1995, and renewed in 1997. The contract provides for mediation of disputes followed by binding arbitration if the mediation does not resolve the dispute. The licensor claims that the Company owes royalty payments for software integrated into certain of the Company's products. The licensor also alleges that the Company has breached the governing contract by not honoring a right of first refusal related to development of fax software for next generation products. This matter is currently in arbitration. At this point, an outcome in the arbitration proceeding cannot be predicted and, as a result, there can be no assurance that this case will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

    The complaint alleges, among other things, that the manner in which the Company plans to implement the transactions, as described in its proxy statement, violates certain aspects of Delaware law with regard to the treatment of fractional shares and that the description of the proposed transactions in the proxy statement is misleading to the extent it reflects such violations. The action purports to be a class action on behalf of all holders of less than 50 shares of the Company's common stock. The plaintiff is seeking, among other things, damages as well as injunctive relief enjoining the Company from effecting the transactions and requiring the Company to make corrective, supplemental disclosure. In June 2002, the court denied the plaintiff's motion for summary judgment and granted the Company's cross-motion for summary judgment. The plaintiff has since appealed the court's decision to the Delaware Supreme Court. Briefs are expected to be filed with the Delaware Supreme Court by the end of September 2002. The Company cannot provide assurance that this lawsuit will not impair its ability to implement any of the transactions.

    In April 2002, a complaint was filed against the Company in the Superior Court of New Jersey, Somerset County, in connection with the reverse/forward stock splits described above. The action purports to be a class action on behalf of all holders of less than 50 shares of the Company's common

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

13. COMMITMENTS AND CONTINGENCIES (CONTINUED) stock. The plaintiff is seeking, among other things, injunctive relief enjoining the Company from effecting the transactions. In recognition of the then pending action in the Delaware Court of Chancery, the plaintiff voluntarily dismissed his complaint without prejudice.

COMMISSION ARBITRATION DEMAND

    In July 2002, a third party representative made formal demand for arbitration for alleged unpaid commissions in an amount in excess of $10 million, stemming from the sale of products from the Company's businesses that were formerly owned by Lucent involving the Ministry of Russian Railways. As the sales of products continue, the third party representative may likely increase its commission demand. The viability of this asserted claim is based on the applicability and interpretation of a representation agreement and an amendment thereto, which provides for binding arbitration. This matter is currently proceeding to arbitration. The matter is in the early stages and an outcome in the arbitration proceeding cannot be predicted. As a result, there can be no assurance that this case will not have a material adverse effect on our financial position, results of operations or cash flows.

LUCENT CONSUMER PRODUCTS CLASS ACTIONS

    In several class action cases (the first of which was filed on June 24, 1996), plaintiffs claim that AT&T and Lucent engaged in fraud and deceit in continuing to lease residential telephones to consumers without adequate notice that the consumers would pay well in excess of the purchase price of a telephone by continuing to lease. The cases were removed and consolidated in federal court in Alabama, and were subsequently remanded to their respective state courts (Illinois, Alabama, New Jersey, New York and California). In July 2001, the Illinois state court certified a nationwide class of plaintiffs. The case in Illinois was scheduled for trial on August 5, 2002. Prior to commencement of trial, however, the Company has been advised that the parties agreed to a settlement of the claims on a class-wide basis. The proposed settlement has been preliminarily approved by the court. A notice and hearing will occur (within two to three months) to obtain a final approval of the settlement.

    Any liability incurred by Lucent in connection with these class action cases will be considered an exclusive Lucent liability under the Contribution and Distribution Agreement between Lucent and Avaya and, as a result, Avaya would be responsible for 10% of any such liability in excess of $50 million. The amount for which Avaya may be responsible will not be finally determined until the class claims period expires.

    See Note 14--Subsequent Events "Developments in Legal Proceedings" for related disclosure.

PATENT INFRINGEMENT INDEMNIFICATION CLAIMS

    A patent owner has sued three customers of the Company's managed services business for alleged infringement of a single patent based on the customers' voicemail service. These customers' voicemail service offerings are partially or wholly provided by the Company's managed services business. As a consequence, these customers are requesting defense and indemnification from the Company in the lawsuits under their managed services contracts. This matter is in the early stages and the Company

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

13. COMMITMENTS AND CONTINGENCIES (CONTINUED) cannot yet determine whether the outcome of this matter will have a material adverse effect on its financial position, results of operations or cash flows.

ENVIRONMENTAL MATTERS

    The Company is subject to a wide range of governmental requirements relating to employee safety and health and to the handling and emission into the environment of various substances used in its operations. The Company is subject to certain provisions of environmental laws, particularly in the U.S., governing the cleanup of soil and groundwater contamination. Such provisions impose liability for the costs of investigating and remediating releases of hazardous materials at currently or formerly owned or operated sites. In certain circumstances, this liability may also include the cost of cleaning up historical contamination, whether or not caused by the Company. The Company is currently conducting investigation and/or cleanup of known contamination at seven of its facilities either voluntarily or pursuant to government directives.

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

CONDITIONAL REPURCHASE OBLIGATIONS

    Avaya sells products to various distributors that may obtain financing from unaffiliated third party lending institutions. In the event the lending institution repossesses the distributor's inventory of Avaya products, Avaya is obligated under certain circumstances to repurchase such inventory from the lending institution. The Company's obligation to repurchase inventory from the lending institution terminates 180 days from the date of invoicing by Avaya to the distributor. The repurchase amount is equal to the price originally paid to Avaya by the lending institution for the inventory. The amount reported to the Company from the two distributors who participate in these arrangements as their inventory on-hand was approximately $74 million as of June 30, 2002. The Company is unable to determine how much of this inventory was financed and, if so, whether any amounts have been paid to the lending institutions. Therefore, the Company's repurchase obligation could be less than the amount of inventory on-hand. While there have not been any repurchases made by Avaya under such agreements, there can be no assurance that the Company will not be obligated to repurchase inventory under these arrangements in the future.

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

14. SUBSEQUENT EVENTS

BUSINESS RESTRUCTURING CHARGE

    The Company has been experiencing a decline in its revenue as a result of the continued deferment by customers of information technology investments, specifically for enterprise communications products and services. Despite the unpredictability of the current business environment, the Company remains focused on its strategy to return to profitability by focusing on sustainable cost and expense reduction, among other things. To achieve that goal, the Company announced in July 2002 that it has begun to implement a company-wide restructuring to enable it to reduce costs and expenses further in order to lower the amount of revenue needed to reach the Company's profitability break-even point.

    In the fourth quarter of fiscal 2002, the Company expects to record a business restructuring charge and related expenses in connection with this plan of approximately $150 million. Based on the Company's initial assessment, the components of this charge are estimated to include $70 million related to a reduction of about 2,500 employee positions, up to $65 million for real estate consolidations and lease terminations, and $15 million for certain asset impairments. Because the Company is currently finalizing its restructuring plan, the actual components of this charge may vary.

REVOLVING CREDIT FACILITIES

    In August 2002, the Company received consents from the requisite lenders under the five-year Credit Facility to amend the terms of the facility. The Company does not intend to renew the 364-day Credit Facility expiring in August 2002. The amended five-year Credit Facility will require the Company to maintain a ratio of EBITDA to interest expense of:

    - 1.70 to 1 for each of the four quarter periods ending September 30, 2002, December 31, 2002 and March 31, 2003;

    - 2.25 to 1 for the four quarter period ending June 30, 2003;

    - 3.50 to 1 for the four quarter period ending September 30, 2003; and

    - 4.00 to 1 for the four quarter period ending December 31, 2003 and each four quarter period thereafter.

In addition, the amended five-year Credit Facility will require the Company to maintain minimum EBITDA of:

    - $70 million for the three quarter period ending September 30, 2002;

    - $100 million for the four quarter period ending December 31, 2002;

    - $115 million for the four quarter period ending March 31, 2003;

    - $150 million for the four quarter period ending June 30, 2003;

    - $250 million for the four quarter period ending September 30, 2003;

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

14. SUBSEQUENT EVENTS (CONTINUED)
    - $350 million for the four quarter period ending December 31, 2003; and

    - $400 million for each of the four quarter periods thereafter.

    The definition of EBITDA in the amended five-year Credit Facility will exclude an additional $100 million of business restructuring charges and related expenses to be taken no later than the third quarter of fiscal 2003. The total business restructuring related excludable amount of $166 million, which is made up of the additional $100 million under the amended credit facility plus
$66 million remaining under the existing Credit Facilities, will enable us to exclude from the definition of EBITDA the $150 million business restructuring charge announced in July 2002 plus $15 million of period costs related to our prior restructuring initiatives. A substantial portion of these costs are expected to be incurred in the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003.

    The initial aggregate commitments under the amended five-year Credit Facility will equal $561 million, but will be subject to mandatory reduction as follows:

    - reduced to $500 million on December 1, 2003;

    - reduced to $425 million on March 1, 2004;

    - reduced to $350 million on June 1, 2004; and

    - reduced to $250 million on September 1, 2004.

    The Company will also be required to reduce the commitments by an amount equal to 100% of the net cash proceeds realized from the sale of any assets (other than the sale of our Connectivity Solutions business or the sale of the Company's aircraft) and by an amount equal to 50% of the net cash proceeds realized from the issuance of debt, other than refinancing debt; provided, however, that in each case, the Company shall not be required to reduce the commitments below an amount equal to $250 million less the amount of any cash used to redeem or repurchase the LYONs as described below.

    The amended five-year Credit Facility will provide that the Company may use up to $100 million of cash to redeem or repurchase the LYONs at any time as long as no default or event of default exists under the facility, no amounts are outstanding under the facility, the commitments are reduced in an amount equal to the cash amount used to redeem or repurchase the LYONs, and the Company's cash balance is not less than $300 million after giving pro forma effect to the redemption or repurchase of the LYONs.

    The amendment will provide that the existing $150 million limitation on use of the facility for acquisitions or other investments will be reduced to $75 million.

    The terms of the amended five-year Credit Facility are subject to the execution of definitive amendments. The Company expects to complete execution of the required amendments shortly.

SEGMENT BUSINESS MODEL EVOLUTION

    In the fourth quarter of fiscal 2002, the Company reevaluated its business model in light of the continued deferment by customers of enterprise communications technology investments. This reevaluation has resulted in moving forward in the design of the existing operating segments to focus

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

14. SUBSEQUENT EVENTS (CONTINUED)
more firmly on aligning them with discrete customer sets and market segment opportunities in order to optimize revenue growth and profitability. Accordingly, effective for the fourth quarter of fiscal 2002, the Company will reorganize the Systems and Applications segments to form the Converged
Systems & Applications segment and the Small & Medium Business Solutions segment. The Converged Systems & Applications segment will focus on large enterprise customers and the Small & Medium Business Solutions segment will reflect sales of product designed specifically for small to mid-sized enterprises. The products and services offered by the Connectivity Solutions and Services segments will remain relatively unchanged. The segments will be operated as four fully functional businesses and, as a result, this structure may cause the operating segments' results to contain certain additional costs and expenses including amounts that have been historically reported in the corporate and other category.

DEVELOPMENTS IN LEGAL PROCEEDINGS

    Subsequent to the issuance of the Company's earnings press release for the third quarter of fiscal 2002 on July 22, 2002, the Company recorded adjustments to its financial statements as of and for the three and nine months ended
June 30, 2002 in connection with certain developments in two litigation matters that occurred after the issuance of its earnings press release. In connection with the matter described under the caption "--Legal Proceedings--Coupon Program Class Action" in Note 13 Commitments and Contingencies, the period for submitting a claim in that action expired on July 15, 2002. In late July, the Company made a final determination of its obligations in this matter by aggregating all claim notifications received with a postmark dated on or before the July 15, 2002 deadline. Based on this review, the Company determined that the estimated reserve for this matter recorded in the other liabilities section of the Balance Sheet as of June 30, 2002 exceeded the amount of actual aggregate claims received by approximately $4 million and, accordingly, the Company reversed this amount to other income (expense), net in the Statements of Operations for the three and nine months ended June 30, 2002.

    In addition, in August 2002, the Company was advised that a settlement had been reached in the matters involving Lucent and AT&T described under the caption "--Legal Proceedings--Lucent Consumer Products Class Actions" in
Note 13 Commitments and Contingencies. The proposed settlement has been preliminarily approved by the Illinois state court. Any liability borne by Lucent in connection with these class action cases will be considered an exclusive Lucent liability under the Contribution and Distribution Agreement between Lucent and the Company and, as a result, the Company is responsible for 10% of any such liability in excess of $50 million. The Company recorded an estimated liability in the other liabilities section of the Balance Sheet as of June 30, 2002 of approximately $6 million in connection with this settlement. The expense for such liability was recorded to other income (expense), net in the Statement of Operations for the three and nine months ended June 30, 2002. The $6 million represents the Company's current estimate of its liability in this matter, although the amount for which Avaya may ultimately be responsible will not be finally determined until the claims period expires.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following section should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

    Our accompanying unaudited consolidated financial statements as of June 30, 2002 and for the three and nine months ended June 30, 2002 and 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission for interim financial statements, and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2001. In our opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated. Certain prior year amounts have been reclassified to conform to the current interim period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

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

    Important factors that could cause actual outcomes and results to differ materially from the forward looking statements we make in Management's Discussion and Analysis of Financial Condition and Results of Operations include the factors described in our most recent Annual Report on Form 10-K and those described below:

    OUR REVENUE HAS DECLINED SIGNIFICANTLY DURING THE PAST SEVERAL QUARTERS AND IF BUSINESS CAPITAL SPENDING, PARTICULARLY FOR ENTERPRISE COMMUNICATIONS PRODUCTS AND SERVICES, DOES NOT IMPROVE OR DETERIORATES, OUR REVENUE MAY CONTINUE TO DECLINE AND OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED.

    Our revenue for the quarter ended June 30, 2002 was $1,219 million, a decrease of 28.9%, or $495 million, from $1,714 million for the quarter ended June 30, 2001, a sequential decrease of 4.7%, or $60 million, from $1,279 million for the quarter ended March 31, 2002, and a sequential decrease of 6.7%, or $87 million, from $1,306 for the quarter ended December 31, 2001.

    Our operating results are significantly affected by the impact of economic conditions on the willingness of enterprises to make capital investments, particularly in enterprise communications technology. Although general economic conditions have shown some signs of improvement recently, we have seen a continued deferment by our customers of enterprise communications technology investments. We believe that enterprises continue to be concerned about their ability to increase revenues and thereby increase their profitability. Accordingly, they have tried to maintain or improve profitability through cost reduction and delayed capital spending. Because we do not believe that enterprise communications spending will improve significantly until some time in calendar 2003, we expect there to be continued pressure on our ability to generate revenue.

    To the extent that enterprise communications spending does not improve or deteriorates, our revenue and operating results will continue to be adversely affected and we may not be able to comply with the financial covenants included in our credit facilities, as described in "--Liquidity and Capital Resources."

    THE MARKET FOR OUR TRADITIONAL BUSINESS, ENTERPRISE VOICE COMMUNICATIONS PRODUCTS, HAS BEEN SHRINKING FOR THE LAST SEVERAL YEARS AND IF WE DO NOT SUCCESSFULLY IMPLEMENT OUR STRATEGY TO EXPAND OUR SALES IN MARKET SEGMENTS WITH HIGHER GROWTH RATES, OUR REVENUE AND OPERATING RESULTS MAY CONTINUE TO BE ADVERSELY AFFECTED.

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

    Our traditional enterprise voice communications products and the advanced communications solutions described above are a part of our Systems and Applications segments. If we are unsuccessful in implementing our strategy, the contribution to our results from our Systems and Applications segments may decline, reducing our overall operating results and thereby requiring a greater need for external capital resources.

    WE ARE SIGNIFICANTLY CHANGING THE FOCUS OF OUR COMPANY IN ORDER TO CONCENTRATE ON THE DEVELOPMENT AND MARKETING OF ADVANCED COMMUNICATIONS SOLUTIONS, INCLUDING CONVERGED VOICE AND DATA NETWORK PRODUCTS, AND THIS CHANGE IN FOCUS MAY NOT BE SUCCESSFUL OR MAY ADVERSELY AFFECT OUR BUSINESS.

    We are making a significant change in the direction and strategy of our company to focus on the development and sales of products to be incorporated in advanced communications solutions, including products that facilitate the convergence of voice and data networks. In order to implement this change, we must:

    - retrain our sales staff to sell new types of products and improve our marketing of such products;

    - develop relationships with new types of distribution partners;

    - research and develop more converged voice and data products and products using communications media other than voice traffic, which has historically been our core area of expertise; and

    - build credibility among customers that we are capable of delivering advanced communications solutions beyond our historic product lines.

    Most of these challenges have required, and will continue to require, that we increase costs substantially without any certainty of success. If we are not successful, our operating results may be adversely affected. However, even if we successfully address these challenges, our operating results may still be adversely affected if the market opportunity for advanced communications solutions, including converged voice and data network products, does not develop in the ways that we anticipate. Because this market opportunity is in its early stages, we cannot predict whether:

    - the demand for advanced communications solutions and converged voice and data products will grow as fast as we anticipate;

    - new technologies will cause the market to evolve in a manner different than we expect; or

    - we will be able to obtain a leadership or profitable position as this opportunity develops.

    The recent introduction of new Internet Protocol, or "IP", telephony products demonstrates some of the risks associated with entering new markets or introducing new technologies. IP telephony products enable enterprises to utilize internet protocol standards to digitize and compress voice signals and transmit them over their data networks. According to a recent industry study, shipments of IP telephony products dropped sequentially for the first time in the first calendar quarter of 2002. Some industry analysts have indicated that the recent introduction of the next generation of our ECLIPS portfolio of IP hardware and software may have caused many enterprises who were considering implementing IP telephony systems to reconsider their deployment plans while they evaluate our ECLIPS announcement as well a subsequent product announcement from Nortel Networks Corporation.

    WE MAY NOT HAVE ADEQUATE OR COST-EFFECTIVE LIQUIDITY OR CAPITAL RESOURCES.

    Our cash needs include making payments on and refinancing our indebtedness and funding working capital, capital expenditures, strategic acquisitions, business restructuring and related expenses, any future pension funding obligation and for general corporate purposes. Our ability to satisfy our cash needs depends on our ability to generate cash from operations and access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

    Our ability to generate cash from operations and obtain external financing is affected by the terms of our credit agreements, the indenture governing our LYONs, and the indenture governing our Senior Secured Notes. These instruments impose, and any future indebtedness may impose, various restrictions and covenants that limit our ability to, among other things, incur additional indebtedness. In particular, the terms of our credit agreements do not allow us to issue more than $500 million of debt in the capital markets, including the $440 million of Senior Secured Notes we issued in March 2002. As a result of those restrictions, it may be difficult for us to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities. In addition, holders may require us to purchase all or a portion of their LYONs on October 31, 2004, 2006 and 2011 at a price equal to the sum of the issue price and accrued original issue discount on the LYONs as of the applicable purchase date. We may, at our option, elect to pay the purchase price in cash or shares of common stock, or any combination thereof. If we are unable to repurchase the LYONs with common stock and do not have sufficient cash to make such purchase, we could be in default on our obligation on the LYONs. In addition, the terms of the amendment to our five-year Credit Facility described under "--Liquidity and Capital Resources" places certain restrictions on our ability to repurchase or redeem the LYONs with cash. In addition, upon the occurrence of specific kinds of change in control events, we may have substantial repayment obligations under our existing debt agreements.

    If we do not generate sufficient cash from operations, we will need to access the financial markets. External financing may not be available to us on acceptable terms or at all. Under the terms of any external financing, we may incur higher than expected financing expenses, and become subject to additional restrictions and covenants. Our existing Credit Facilities require us to comply with certain financial covenants. Although we were in compliance with these covenants as of June 30, 2002, our continued revenue decline and the expected recording of the $150 million restructuring charge and related expenses described under "--Business Restructuring Charges and Related Expenses" would likely have prevented us from complying with these covenants as of September 30, 2002. Accordingly, as more fully described under "--Liquidity and Capital Resources," we recently received consents from the requisite lenders under our Credit Facilities to amend, among other things, the financial covenants included in our five-year credit facility. If we are unable to comply with our financial covenants and cannot amend or waive those covenants, an event of default under the Credit Facilities would occur. If a default occurs, the lenders under our Credit Facilities could accelerate the maturity of our debt obligations and terminate their commitments to lend to us. If such a default occurs when our debt obligations under the Credit Facilities exceed $100 million, our debt obligations in respect of the $50 million interest rate swap, the LYONs and the Senior Secured Notes could be accelerated. In addition, although we currently have a $264 million 364-day credit facility and a $561 million five-year credit facility, we do not intend to renew the 364-day facility expiring in August 2002 and the amendments to the five-year credit facility require mandatory commitment reductions over the remaining term of the facility and additional commitment reductions upon the issuance of debt, sales of assets or repurchase or redemption of the LYONs, thereby reducing our available liquidity.

    The recent slump in the U.S. equities market and, in particular, in technology stocks has adversely affected our stock price. As of August 12, 2002, the closing price of our common stock on the New York Stock Exchange was $1.34 per share. The current trading price of our common stock may hinder our ability in the near term to obtain equity financing on cost-effective terms or at all.

    Our ability to obtain external financing is affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. Our commercial paper is no longer rated by Moody's or Standard & Poor's. These recent ratings withdrawals mean that we can no longer access the commercial paper market, which until recently has been our primary source of liquidity. Our corporate credit is on CreditWatch and rated BB+ and our long-term senior unsecured debt is rated BB- by Standard & Poor's, each with a negative outlook, and our long-term senior unsecured debt is rated Ba3 by Moody's with a negative outlook. Any increase in our level of indebtedness or deterioration of our operating results may cause a further reduction in our current debt ratings. These downgrades, among other factors, could impair our ability to secure additional financing on acceptable terms, and we cannot assure you that we will be successful in raising any of the new financing on acceptable terms.

    WE MAY NOT BE ABLE TO DISPOSE OF OUR CONNECTIVITY SOLUTIONS BUSINESS ON TERMS SATISFACTORY TO US OR AT ALL.

    In February 2002, we engaged Salomon Smith Barney Inc. to explore alternatives for our Connectivity Solutions segment, including the possible sale of the business. Our goal in exploring alternatives for our Connectivity Solutions segment is to strengthen our focus on higher growth opportunities by emphasizing our Systems, Applications and Services offerings, such as converged voice and data network products and unified communication and customer relationship management solutions. These offerings, unlike our Connectivity Solutions offerings, are targeted exclusively at enterprises and we believe offer increased growth potential. In addition, we believe that the proceeds from any sale of our Connectivity Solutions segment would help enhance our liquidity. However, we may not be able to dispose of our Connectivity Solutions segment on terms satisfactory to us or at all. If we are unable to dispose of our Connectivity Solutions segment on terms satisfactory to us or at all, our operating results and liquidity may suffer and we may not be able to focus our business on our Systems, Applications and Services offerings, which also may adversely affect our business.

    IF WE DISPOSE OF OUR CONNECTIVITY SOLUTIONS BUSINESS, OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED.

    Historically, our Connectivity Solutions segment has provided a significant contribution to our operating results. Any disposition of our Connectivity Solutions segment could result in the loss of a historically significant contributor to our operating results, which could adversely affect our consolidated operating results. See the segment information included in
Note 11--Operating Segments included in our accompanying Notes to our Consolidated Financial Statements included elsewhere in this report for further information regarding the contribution of Connectivity Solutions to our consolidated operating results.

    OUR LARGEST DEALER MAY NOT BE ABLE TO SATISFY IN FULL ITS OBLIGATIONS TO US UNDER A SHORT-TERM LINE OF CREDIT.

    In March 2000, as part of our strategy to strengthen our distribution network, we sold our primary distribution function for voice communications systems for small and mid-sized enterprises to Expanets, Inc., currently our largest dealer. The terms of the sale provided that we would provide billing, collection and maintenance services to Expanets for a transitional period. In May 2001, the dealer agreement was restructured to more precisely define the customer base to be serviced by each party, including small or branch offices of larger enterprises.

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

    Accordingly, in March 2002, we entered into an amendment to the Dealer Credit Agreement with Expanets and its parent company, NorthWestern Corporation. The Dealer Credit Agreement provides for installment payments under the credit line in the amounts of $25 million in March 2002, $20 million in April 2002, and $25 million in August 2002 with the remaining balance due on December 31, 2002. As of June 30, 2002, we have received the first two installment payments. The Dealer Credit Agreement provides that the borrowing limit shall be reduced by the amount of each installment payment upon the receipt of such payment and may also be offset by certain obligations we have to Expanets related to the March 2000 sale of the distribution function to Expanets. As of June 30, 2002 and September 30, 2001, the borrowing limit was $69 million and $121 million, respectively. The interest rate on the line of credit will accrue at an annual rate of 12% through August 31, 2002, and increase to 15% on September 1, 2002.

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

    WE PLAN TO EXPAND OUR INTERNATIONAL SALES, WHICH WILL SUBJECT US TO ADDITIONAL BUSINESS RISKS THAT MAY ADVERSELY AFFECT OUR OPERATING RESULTS DUE TO INCREASED COSTS.

    We intend to continue to pursue growth opportunities internationally. In many countries outside the United States, long-standing relationships between our potential customers and their local providers and protective regulations, including local content requirements and type approvals, create barriers to entry. In addition, pursuit of such international growth opportunities may require us to make significant investments for an extended period before returns on such investments, if any, are realized. For example, to execute our strategy to expand internationally we are incurring additional costs to enter into strategic alliances focused on international sales and expanding our presence in key markets. International operations are subject to a number of other risks and potential costs, including:

    - expenditure of significant amounts of time and money to build a brand identity in locations where our new brand is not recognized currently without certainty that we will be successful;

    - unexpected changes in regulatory requirements;

    - inadequate protection of intellectual property in foreign countries;

    - adverse tax consequences;

    - dependence on developing relationships with qualified local distributors, dealers, value-added resellers and systems integrators; and

    - political and economic instability.

    Any of these factors could prevent us from increasing our revenue and otherwise adversely affect our operating results in international markets. We may not be able to overcome some of these barriers and may incur significant costs in addressing others. Sales to our international customers are denominated in either local currency or U.S. dollars, depending on the country or channel used to fulfill the customers' order. We manage our net currency exposure through currency forward contracts and currency options which requires us to incur additional cost for this protection, although we did recognize a loss on foreign currency transactions of $12 million for the quarter ended June 30, 2002 due to the decline in the U.S. dollar as compared to several other currencies. In addition to the foreign currency risk for our receivables, there is additional risk associated with the fact that most of our products or components are manufactured or sourced from the United States. Should the U.S. dollar strengthen against a local currency, the impact may hamper our ability to compete with other competitors, preventing us from increasing our revenue and otherwise adversely affect our operating results in international markets.

    IF WE DO NOT SUCCESSFULLY IMPLEMENT OUR RESTRUCTURING PLAN, WE MAY EXPERIENCE DISRUPTIONS IN OUR OPERATIONS AND INCUR HIGHER ONGOING COSTS OR THE IMPLEMENTATION OF OUR RESTRUCTURING PLAN MAY NOT RESULT IN THE COST SAVINGS WE EXPECT, IN WHICH CASE OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED.

    We are in the process of implementing a company-wide restructuring designed to enable our company to reduce costs and expenses in order to reduce the amount of revenue needed to reach our profitability break-even point. The primary components of the plan are workforce reductions, real estate consolidations and lease terminations. As a result of these actions, we expect to record a business restructuring charge in the fourth quarter of fiscal 2002 of approximately
$150 million.

    If we are unsuccessful in implementing this restructuring plan, we may experience disruptions in our operations and incur higher ongoing costs, which may adversely affect our operating results. In addition, we cannot assure you that we will realize the cost savings we expect from this restructuring plan or any of our prior restructuring initiatives.

    WE MAY INCUR LIABILITIES AS A RESULT OF OUR OBLIGATION TO INDEMNIFY LUCENT TECHNOLOGIES INC. IN CONNECTION WITH OUR SPIN-OFF FROM LUCENT IN
SEPTEMBER 2000.

    Pursuant to the contribution and distribution agreement we entered into with Lucent in connection with our spin-off from Lucent on September 30, 2000, Lucent contributed to us substantially all of the assets, liabilities and operations associated with its enterprise networking businesses and distributed all of the outstanding shares of our common stock to its stockholders. The contribution and distribution agreement, among other things, provides that, in general, we will indemnify Lucent for all liabilities including certain pre-distribution tax obligations of Lucent relating to our businesses and all contingent liabilities primarily relating to our businesses or otherwise assigned to us. In addition, the contribution and distribution agreement provides that certain contingent liabilities not directly identifiable with one of the parties will be shared in the proportion of 90% by Lucent and 10% by us. The contribution and distribution agreement also provides that contingent liabilities in excess of $50 million that are primarily related to Lucent's businesses shall be borne 90% by Lucent and 10% by us and contingent liabilities in excess of $50 million that are primarily related to our businesses shall be borne equally by the parties.

    Please see "--Legal Proceedings" for a description of certain matters involving Lucent for which we have assumed responsibility under the contribution and distribution agreement and a description of other matters for which we may be obligated to indemnify Lucent. We cannot assure you we will not have to make indemnification payments to Lucent in connection with these matters or that Lucent will not submit a claim for indemnification to us in connection with any future matter. In addition, our ability to assess the impact of matters for which we may have to indemnify Lucent is made more difficult by the fact that we do not control the defense of these matters.

    WE DEPEND ON CONTRACT MANUFACTURERS TO PRODUCE MOST OF OUR PRODUCTS AND IF THESE MANUFACTURERS ARE UNABLE TO FILL OUR ORDERS ON A TIMELY AND RELIABLE BASIS, WE WILL LIKELY BE UNABLE TO DELIVER OUR PRODUCTS TO MEET CUSTOMER ORDERS OR SATISFY THEIR REQUIREMENTS.

    We have outsourced a significant portion of our manufacturing operations related to our Systems and Applications segments. Our ability to realize the intended benefits of our manufacturing outsourcing initiative will depend on the willingness and ability of contract manufacturers to produce our products. We may experience significant disruption to our operations by outsourcing so much of our manufacturing. If our contract manufacturers terminate their relationships with us or are unable to fill our orders on a timely basis, we may be unable to deliver our products to meet our customers' orders, which could delay or decrease our revenue or otherwise have an adverse effect on our operations.

    THE TERMINATION OF STRATEGIC ALLIANCES OR THE FAILURE TO FORM ADDITIONAL STRATEGIC ALLIANCES COULD LIMIT OUR ACCESS TO CUSTOMERS AND HARM OUR REPUTATION WITH CUSTOMERS.

    Our strategic alliances are important to our success because they provide us the ability to offer comprehensive advanced communications solutions, reach a broader customer base and strengthen brand awareness. We may not be successful in creating new strategic alliances on acceptable terms or at all. In addition, most of our current strategic alliances can be terminated under various circumstances, some of which may be beyond our control. Further, our alliances are generally non-exclusive, which means our partners may develop alliances with some of our competitors. We may become more reliant on strategic alliances in the future, which would increase the risk to our business of losing these alliances. Because we have announced publicly our strategy to form alliances, as well as announced the alliances we have entered into, early termination of our alliances may harm our reputation with our customers and cause our revenue to decline to the extent we are unable to deliver new products or our customer base is reduced.

    IF THE DOWNWARD TREND IN PENSION ASSET VALUES AND HIGHER RETIREE HEALTH CARE COSTS CONTINUES, WE MAY INCUR ADDITIONAL EXPENSE AND FUNDING OBLIGATIONS THAT WILL HAVE AN ADVERSE EFFECT ON OUR FINANCIAL POSITION, RESULTS OF OPERATIONS AND CASH FLOWS.

    The recent decline in the global equity markets has resulted in a decrease in the value of the assets in our pension plan. This decline will likely adversely affect our related accounting results in future periods through higher pension expense, additional minimum liabilities with corresponding reductions in stockholders' equity, and increased cash funding requirements. In addition, we may incur higher expense related to our postretirement health plans as a result of higher health care cost trends.

    We currently estimate that we will be required to record a minimum pension liability of approximately $160 million with corresponding reductions in stockholders' equity on September 30, 2002. In addition, based on the value of the assets in our pension plan as of January 1, 2002, we will be required to fund approximately $30 million to the plan in September 2003 for the 2002 plan year and will likely be required to make quarterly funding payments in an aggregate amount not to exceed $30 million during calendar 2003 for the 2003 plan year.

    IF THE VALUE OF OUR LONG-LIVED ASSETS DECREASES, WE MAY INCUR IMPAIRMENT LOSSES.

    The provisions of SFAS 142 require us to test goodwill for impairment at least annually. We intend to conduct the required impairment review for fiscal 2002 during the fourth quarter of fiscal 2002, at which time, if an impairment is identified, it will be recognized as a non-cash charge to the Statement of Operations. Further non-cash charges to other long-lived assets may result if triggered by a goodwill impairment loss. Please see "--The Application of Critical Accounting Policies" for further discussion of this requirement.

    IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY RIGHTS, OUR BUSINESS AND FUTURE PROSPECTS MAY BE HARMED.

    Although we attempt to protect our intellectual property through patents, trademarks, trade secrets, copyrights, confidentiality and nondisclosure agreements and other measures, intellectual property is difficult to protect and these measures may not provide adequate protection for our proprietary rights. Patent filings by third parties, whether made before or after the date of our filings, could render our intellectual property less valuable. Competitors may misappropriate our intellectual property, disputes as to ownership of intellectual property may arise and our intellectual property may otherwise become known or independently developed by competitors. The failure to protect our intellectual property could seriously harm our business and future prospects because we believe that developing new products and technology that are unique to us is critical to our success. If we do not obtain sufficient international protection for our intellectual property, our competitiveness in international markets could be significantly impaired, which would limit our growth and future revenue.

    WE MAY BE SUBJECT TO LITIGATION AND INFRINGEMENT CLAIMS, WHICH COULD CAUSE US TO INCUR SIGNIFICANT EXPENSES OR PREVENT US FROM SELLING OUR PRODUCTS OR SERVICES.

    We cannot assure you that others will not claim that our proprietary or licensed products, systems and software are infringing their intellectual property rights or that we do not in fact infringe those intellectual property rights. We may be unaware of intellectual property rights of others that may cover some of our technology. If someone claimed that our proprietary or licensed systems and software infringed their intellectual property rights, any resulting litigation could be costly and time consuming and would divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement also might require us to enter into costly royalty or license agreements. However, we may be unable to obtain royalty or license agreements on terms acceptable to us or at all. We also may be subject to significant damages or an injunction against use of our proprietary or licensed systems. A successful claim of patent or other intellectual property infringement against us could materially adversely affect our operating results.

    Although we generally exclude coverage where infringement arises out of the combination of our products with products of others, we may be required to indemnify our customers for some of the costs and damages of patent infringement in circumstances where our product is the factor creating the customer's infringement exposure. Any indemnification requirement could have a material adverse effect on our business and our operating results.

    Please see "--Legal Proceedings" for a description of patent infringement indemnification claims made by three customers of our managed services business.

    WE MAY ACQUIRE OTHER BUSINESSES OR FORM JOINT VENTURES THAT COULD NEGATIVELY AFFECT OUR OPERATING RESULTS.

    The pursuit of additional technology, services or distribution channels through acquisitions or joint ventures is a component of our business strategy. We may not identify or complete these transactions in a timely manner, on a cost effective basis or at all. Even if we do identify and complete these transactions, we may not be able to successfully integrate such technology, services or distribution channels into our existing operations and we may not realize the benefits of any such acquisition or joint venture. We have limited experience with acquisition activities and may have to devote substantial time and resources in order to complete acquisitions. There may also be risks of entering markets in which we have no or limited experience. In addition, by making acquisitions, we could assume unknown or contingent liabilities.

    WE MAY NOT BE ABLE TO HIRE AND RETAIN HIGHLY SKILLED EMPLOYEES, WHICH COULD AFFECT OUR ABILITY TO COMPETE EFFECTIVELY AND MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

    We depend on highly skilled technical personnel to research and develop, market and service new products. To succeed, we must hire and retain employees who are highly skilled in the rapidly changing communications and Internet technologies. In particular, as we implement our strategy of focusing on advanced communications solutions and the convergence of voice and data networks, we will need to:

    - retain our researchers in order to maintain a group sufficiently large to support our strategy to continue to introduce innovative products and to offer comprehensive advanced communications solutions;

    - hire more employees with experience developing and providing advanced communications products and services;

    - hire and train a customer service organization to service our multi-service networking products; and

    - retrain our existing sales force to sell converged and advanced communications products and services.

    Individuals who have these skills and can perform the services we need to provide our products and services are scarce. Because the competition for qualified employees in our industry is intense, hiring and retaining employees with the skills we need is both time-consuming and expensive. We might not be able to hire enough of them or to retain the employees we do hire. Our inability to hire and retain the individuals we seek could hinder our ability to sell our existing products, systems, software or services or to develop and sell new products, systems, software or services. If we are not able to attract and retain qualified individuals, we will not be able to successfully implement many of our strategies and our business will be harmed.

    OUR INDUSTRY IS HIGHLY COMPETITIVE AND IF WE CANNOT EFFECTIVELY COMPETE, OUR REVENUE MAY DECLINE.

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

    We compete with a number of equipment manufacturers and software companies in selling our communications systems and software. Further, our customer relationship management professional services consultants compete against a number of professional services firms. Some of our customers and strategic partners are also competitors of ours. We expect to face increasing competitive pressures from both existing and future competitors in the markets we serve and we may not be able to compete successfully against these competitors.

    The sizes of our competitors vary across our market segments, as do the resources we have allocated to the segments we target. Therefore, many of our competitors have greater financial, personnel, capacity and other resources than we have in each of our market segments or overall. As a result, our competitors may be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in client requirements. Competitors with greater financial resources also may be able to offer lower prices, additional products or services or other incentives that we cannot match or do not offer. These competitors may be in a stronger position to respond quickly to new or emerging technologies and may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential customers, employees and strategic partners.

    IF THE DISTRIBUTION DOES NOT QUALIFY FOR TAX-FREE TREATMENT, WE COULD BE REQUIRED TO PAY LUCENT OR THE INTERNAL REVENUE SERVICE A SUBSTANTIAL AMOUNT OF MONEY.

    Lucent has received a private letter ruling from the Internal Revenue Service stating, based on certain assumptions and representations, that the distribution would not be taxable to Lucent. Nevertheless, Lucent could incur significant tax liability if the distribution did not qualify for tax-free treatment because any of those assumptions or representations were not correct.

    Although any U.S. federal income taxes imposed in connection with the distribution generally would be imposed on Lucent, we could be liable for all or a portion of any taxes owed for the reasons described below. First, as part of the distribution, we and Lucent entered into a tax sharing agreement. This agreement generally allocates between Lucent and us the taxes and liabilities relating to the failure of the distribution to be tax-free. Under the tax sharing agreement, if the distribution fails to qualify as a tax-free distribution to Lucent under Section 355 of the Internal Revenue Code because of an issuance or an acquisition of our stock or an acquisition of our assets, or some other actions of ours, then we will be solely liable for any resulting taxes to Lucent.

    Second, aside from the tax sharing agreement, under U.S. federal income tax laws, we and Lucent are jointly and severally liable for Lucent's U.S. federal income taxes resulting from the distribution being taxable. This means that even if we do not have to indemnify Lucent under the tax sharing agreement, we may still be liable to the Internal Revenue Service for all or part of these taxes if Lucent fails to pay them. These liabilities of Lucent could arise from actions taken by Lucent over which we have no control, including an issuance or acquisition of stock (or acquisition of assets) of Lucent.

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

OPERATING SEGMENTS

    Effective January 1, 2002, we implemented an internal reorganization and as a result, we currently assess our performance and allocate our resources among four rather than three operating segments. We divided our Communications Solutions segment into two reportable segments: Systems and Applications. Our objective of the reorganization was to enable us to understand and manage our product groups with greater precision. The Systems segment includes sales to small to midsized enterprises, which includes data switches and small to midsized telephony products, and sales to our large customers, referred to as Enterprise Systems, which include sales of all enterprise telephony products, virtual private networks, and data Local Area Network and Wide Area Network equipment. The Applications segment consists of customer relationship management, voice and unified messaging, and unified communication products and related professional services. In addition, we shifted installation and the network consulting portion of professional services previously reported in Communications Solutions to the Services segment. The Services segment continues to include maintenance, value-added and data services. The Connectivity Solutions segment represents structured cabling systems and electronic cabinets.

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

    As a result of the changes discussed above, fiscal 2001 amounts have been restated to conform to the current operating segment presentation. Intersegment sales approximate fair market value and are not significant.

SEGMENT BUSINESS MODEL EVOLUTION

    In the fourth quarter of fiscal 2002, we reevaluated our business model in light of the continued deferment by customers of enterprise communications technology investments. This reevaluation has resulted in moving forward in the design of the existing operating segments to focus more firmly on aligning them with discrete customer sets and market segment opportunities in order to optimize revenue growth and profitability. Accordingly, effective for the fourth quarter of fiscal 2002, we will reorganize the Systems and Applications segments to form the Converged Systems & Applications segment and the Small & Medium Business Solutions segment. The Converged Systems & Applications segment will focus on large enterprise customers and the Small & Medium Business Solutions segment will reflect sales of product designed specifically for small to mid-sized enterprises. The products and services offered by the Connectivity Solutions and Services segments will remain relatively unchanged. The segments will be operated as four fully functional businesses and, as a result, this structure may cause the operating segments' results to contain certain additional costs and expenses including amounts that have been historically reported in the existing corporate and other category.

REVENUE BY OPERATING SEGMENT

    The following table sets forth the allocation of our revenue among our operating segments, expressed as a percentage of total revenue:

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                    JUNE 30,              JUNE 30,
                                               -------------------   -------------------
                                                 2002       2001       2002       2001
                                               --------   --------   --------   --------
OPERATING SEGMENTS:
  Systems....................................    31.5%      31.5%      32.6%      33.6%
  Applications...............................    13.1       12.7       13.7       13.1
  Services...................................    41.9       34.1       42.1       32.4
  Connectivity Solutions.....................    13.5       21.7       11.6       20.9
                                                -----      -----      -----      -----
  Total......................................   100.0%     100.0%     100.0%     100.0%
                                                =====      =====      =====      =====

SFAS 142

    Effective October 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their remaining useful lives. In connection with the adoption of SFAS 142, we reviewed the classification of our existing goodwill and other intangible assets, reassessed the useful lives previously assigned to other intangible assets, and discontinued amortization of goodwill. We also tested goodwill for impairment by comparing the fair value of our reporting units to their carrying value as of October 1, 2001 and determined that there was no goodwill impairment. See our "Results of Operations" discussion noted below for the impact of the adoption of SFAS 142 on selling, general and administrative expense.

    The provisions of SFAS 142 require that goodwill of a reporting unit be tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We intend to conduct the required impairment review for fiscal 2002 during the fourth quarter of fiscal 2002, at which time, if an impairment is identified, it will be recorded as an operating expense in the Statement of Operations.

    For the three and nine months ended June 30, 2001, goodwill amortization, net of tax, amounted to $10 million and $28 million, respectively. If we had adopted SFAS 142 as of the beginning of the first quarter of fiscal 2001 and discontinued goodwill amortization, net income and earnings (loss) per common share on a pro forma basis would have been as follows:

                                                                   PRO FORMA
                                                ------------------------------------------------
                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                     JUNE 30, 2001            JUNE 30, 2001
                                                -----------------------   ----------------------
                                                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net income....................................           $  34                    $    4
Earnings (Loss) Per Common Share:
  Basic.......................................           $0.09                    $(0.06)
  Diluted.....................................           $0.09                    $(0.06)

INTERNAL USE SOFTWARE

    In the second quarter of fiscal 2002, we changed the estimated useful life of certain internal use software to reflect actual experience as a stand-alone company on the utilization of such software and extended the useful life of these assets from three to seven years. This change lowered depreciation expense by approximately $5 million and $9 million, equivalent to $0.01 and $0.02 per diluted share, for the three and nine months ended June 30, 2002, respectively.

BUSINESS RESTRUCTURING CHARGES AND RELATED EXPENSES

    We recorded business restructuring charges and related expenses of $9 million and $103 million for the three and nine months ended June 30, 2002, respectively. Included in the nine month amount is an $84 million pretax charge taken in the second quarter of fiscal 2002, of which $78 million will result in the usage of cash, associated with our efforts to improve our business performance in response to the continued industry-wide economic slowdown. The components of this charge include $73 million of employee separation costs, $10 million of lease termination costs, and $1 million of other exit costs. The charge for employee separation costs is comprised of $67 million for severance and other employee separation costs, and $6 million primarily related to the cost of curtailment in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." The employee separation costs were incurred in connection with the elimination of approximately 2,000 employee positions. Lease termination costs are comprised primarily of information technology lease termination payments. We expect to fund the remaining obligations associated with the charges taken during the second quarter of fiscal 2002 with available cash or cash from operations.

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

    The following table summarizes the status of our business restructuring reserve and other related expenses as of and for the nine months ended June 30, 2002:

                                   BUSINESS RESTRUCTURING RESERVE                OTHER RELATED EXPENSES
                         ---------------------------------------------------   --------------------------        TOTAL
                                                                   TOTAL                                        BUSINESS
                          EMPLOYEE       LEASE       OTHER       BUSINESS                                    RESTRUCTURING
                         SEPARATION   TERMINATION     EXIT     RESTRUCTURING      ASSET      INCREMENTAL      RESERVE AND
                           COSTS      OBLIGATIONS    COSTS        RESERVE      IMPAIRMENTS   PERIOD COSTS   RELATED EXPENSES
                         ----------   -----------   --------   -------------   -----------   ------------   ----------------
                                                                (DOLLARS IN MILLIONS)
Balance as of September
  30, 2001.............     $ 96          $78          $5          $ 179        $      --     $      --          $ 179
Charges................       73           10           1             84                3            16            103
Increase in benefit
  obligations..........       (6)          --          --             (6)              --            --             (6)
Cash payments..........      (99)         (46)         (3)          (148)              --           (16)          (164)
Asset impairments......       --           --          --             --               (3)           --             (3)
                            ----          ---          --          -----        ---------     ---------          -----
Balance as of June 30,
  2002.................     $ 64          $42          $3          $ 109        $      --     $      --          $ 109
                            ====          ===          ==          =====        =========     =========          =====

    Employee separation costs included in the business restructuring reserve were made through lump sum payments, although certain union-represented employees elected to receive a series of payments extending over a period of up to two years from the date of departure. Payments to employees who elected to receive severance through a series of payments will extend through 2004. The workforce reductions related to our separation from Lucent, the outsourcing of certain manufacturing operations and the acceleration of our restructuring plan were substantially complete at the end of fiscal 2001. In connection with the workforce reduction charge taken in the second quarter of fiscal 2002, approximately 1,600 of the 2,000 employees had departed as of June 30, 2002. The charges for lease termination obligations, which consisted of real estate and equipment leases, included approximately 2.8 million square feet of excess space which has been entirely vacated as of June 30, 2002. Payments on lease termination obligations will be substantially completed by 2003 because, in certain circumstances, the remaining lease payments were less than the termination fees.

    For the three and nine months ended June 30, 2002, we recorded $9 million and $19 million, respectively, of other related expenses, including relocation and consolidation costs, computer transition expenditures, and an asset impairment, associated with our ongoing restructuring initiatives. For the three and nine months ended June 30, 2001, we recorded $46 million and $117 million, respectively, of other related expenses associated with our separation from Lucent related primarily to computer system transition costs such as data conversion activities, asset transfers, and training. In addition, during the third quarter of fiscal 2001, we recorded a $20 million asset impairment charge related to the Shreveport, Louisiana manufacturing facility, which was closed in conjunction with our initiative to outsource certain manufacturing operations. We also recorded $42 million in selling, general and administrative expenses for additional start-up activities during the nine months ended June 30, 2001, largely resulting from marketing costs associated with continuing to establish the Avaya brand.

    During the fourth quarter of fiscal 2002, we expect to incur additional period costs of approximately $15 million related to our prior restructuring initiatives.

    We have been experiencing a decline in our revenue as a result of the continued deferment by customers of information technology investments, specifically for enterprise communications products and services. Despite the unpredictability of the current business environment, we remain focused on our strategy to return to profitability by focusing on sustainable cost and expense reduction, among other things. To achieve that goal, we announced in July 2002 that we have begun to implement a company-wide restructuring to enable us to reduce costs and expenses further in order to lower the amount of revenue needed to reach our profitability break-even point.

    In the fourth quarter of fiscal 2002, we expect to record a business restructuring charge and related expenses in connection with this plan of approximately $150 million. Based on our initial assessment, the components of this charge are estimated to include $70 million related to a reduction of about 2,500 employee positions, up to $65 million for real estate consolidations and lease terminations, and $15 million for certain asset impairments. Because we are currently finalizing our restructuring plan, the actual components of this charge may vary.

OUTSOURCING OF CERTAIN MANUFACTURING OPERATIONS

    As a result of our contract manufacturing initiative, Celestica exclusively manufactures a significant portion of our Systems and Applications products at various facilities in the U.S. and Mexico. We believe that outsourcing our manufacturing operations will allow us to improve our cash flow over the next few years through a reduction of inventory and reduced capital expenditures.

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

RESULTS OF OPERATIONS

    The following table sets forth line items from our Consolidated Statements of Operations as a percentage of revenue for the periods indicated:

                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                             JUNE 30,                    JUNE 30,
                                      ----------------------      ----------------------
                                        2002          2001          2002          2001
                                      --------      --------      --------      --------
Revenue.........................       100.0%        100.0%        100.0%        100.0%
Costs...........................        60.5          57.4          60.5          56.9
                                       -----         -----         -----         -----
Gross margin....................        39.5          42.6          39.5          43.1
                                       -----         -----         -----         -----
Operating expenses:
  Selling, general and
    administrative..............        31.0          28.1          31.6          30.0
  Business restructuring charges
    and related expenses........         0.7           3.8           2.7           5.1
  Research and development......         9.4           7.9           9.3           8.0
  Purchased in-process research
    and development.............          --           0.1            --           0.6
                                       -----         -----         -----         -----
Total operating expenses........        41.1          39.9          43.6          43.7
                                       -----         -----         -----         -----
Operating income (loss).........        (1.6)          2.7          (4.1)         (0.6)
Other income (expense), net.....        (0.9)          0.2           0.3           0.6
Interest expense................        (1.3)         (0.5)         (0.9)         (0.6)
Provision (benefit) for income
  taxes.........................        (0.6)          1.0          (1.5)         (0.1)
                                       -----         -----         -----         -----
Net income (loss)...............        (3.2)%         1.4%         (3.2)%        (0.5)%
                                       =====         =====         =====         =====

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

    The following table shows the change in revenue, both in dollars and in percentage terms:

                                             THREE MONTHS ENDED
                                                  JUNE 30,                     CHANGE
                                           ----------------------      ----------------------
                                             2002          2001           $             %
                                           --------      --------      --------      --------
                                                         (DOLLARS IN MILLIONS)
Systems..............................       $  384        $  541        $(157)        (29.0)%
Applications.........................          160           217          (57)        (26.3)
Services.............................          511           584          (73)        (12.5)
Connectivity Solutions...............          164           372         (208)        (55.9)
                                            ------        ------        -----
    Total operating segments.........       $1,219        $1,714        $(495)        (28.9)%
                                            ======        ======        =====

    REVENUE. Revenue decreased 28.9%, or $495 million, from $1,714 million for the third quarter of fiscal 2001, to $1,219 million for the same period in fiscal 2002 due to decreases across each of our operating segments. Revenues in our core business, which is made up of Systems, Applications and Services, were affected largely due to customers' continued deferment of investments in enterprise communications technology and partially due to customers' hesitation to commit to spending on IP telephony solutions in the near term in light of several recent product announcements. The continued economic and business uncertainty has led to reluctance by our customers to resume capital spending for telephony equipment and related products. Widespread layoffs, high vacancy rates in commercial real estate and minimal business start-ups have each had a detrimental impact on our revenues. Sales through our indirect channel, which represent sales to distributors that are typically less profitable for us as compared with sales made in the direct channel to end-user customers, decreased to 42% of total revenue in the third quarter of fiscal 2002 from 45% in the prior year quarter.

    Systems revenue includes sales to small and midsized enterprises, which includes data switches and small to midsized telephony products, and sales to our large customers, referred to as Enterprise Systems, which include sales of all enterprise telephony products, virtual private networks, and data Local Area Network and Wide Area Network equipment. Systems revenue declined by $157 million due to a decline of $139 million attributed to Enterprise Systems customers and $18 million attributed to sales to small to midsized enterprises, with both declines experienced primarily within the U.S. Within Enterprise Systems, the decline was attributable mainly to sales of our traditional voice communications systems, which declined by $102 million, while declines in our data equipment sales accounted for the remainder of the revenue reduction in this customer group. Sales volumes continue to be adversely affected by the lack of information technology spending by our customers. Sales through our indirect channel increased to 58% of total Systems revenue in the third quarter of fiscal 2002 from 55% in the prior year quarter.

    Applications revenue, which closely follows the trend of our Systems revenue because it has the same economic drivers and serves many of the same customers, declined by $57 million due to a decrease in sales volumes. This decline was the result of reductions of $28 million in customer relationship management solutions, $18 million in professional services and $11 million in messaging revenues. Sales through our indirect channel increased to 47% of total Applications revenue in the third quarter of fiscal 2002 from 35% in the prior year quarter.

    Services revenue decreased by $73 million due to a decline of $55 million mainly as a result of the renegotiation of a maintenance contract in March of 2002 with a major distributor which extended the term of the agreement, but lowered the monthly revenues, a depressed demand for maintenance billed on a time and materials basis due to the economic constraint on discretionary spending, and the loss of a major services contract in our Europe/Middle East/Africa region. In addition, lower product sales resulted in less training and consulting services delivered to our customers. The remainder of the decline of $18 million was due to lower demand for equipment adds, moves and changes. Sales through our indirect channel decreased to 16% of total Services revenue in the third quarter of fiscal 2002 from 19% in the prior year quarter.

    Connectivity Solutions revenue decreased by $208 million driven mainly by a decline of $104 million in sales of SYSTIMAX(-Registered Trademark-) structured cabling systems for enterprises. In addition, revenues from our ExchangeMAX(-Registered Trademark-) cabling for service providers declined by $57 million and electronic cabinets revenues declined by $47 million. Sales of our SYSTIMAX structured cabling systems dropped significantly as our customers continue to delay planned capital projects. In response to excess manufacturing capacity particularly in the cable industry, we implemented price reductions in the first half of the current fiscal year that contributed to a decline in revenues. In addition, distributors have scaled back purchases in an effort to reduce their inventory levels by filling sales orders with inventory from their existing stock balances. ExchangeMAX sales dropped significantly due to a lack of sales volumes caused by reductions in capital spending by service providers
combined with heavy discounting in the third quarter of fiscal 2002.   In
response to a decline in DSL (Digital Subscriber Line) and wireless site installations, which are the two main drivers behind sales of electronic cabinets, service providers have pulled back on spending related to electronic cabinets. Sales through our indirect channel increased to 82% of total Connectivity revenue in the third quarter of fiscal 2002 from 75% in the prior year quarter.

    Revenue within the U.S. decreased 29.1%, or $372 million, from $1,280 million for the third quarter of fiscal 2001 to $908 million for the same period in fiscal 2002. This decrease resulted from declines of $165 million in Connectivity Solutions, $102 million in Systems, $62 million in Services and $43 million in Applications. Outside the U.S., revenue decreased 28.3%, or $123 million, from $434 million for the third quarter of fiscal 2001 to $311 million for the same period in fiscal 2002. This decrease is due to declines of $55 million in Systems, $43 million in Connectivity Solutions, $14 million in Applications and $11 million in Services. Revenue outside the U.S. in the third quarter of fiscal 2002 represented 25.5% of revenue compared with 25.3% in the same period of fiscal 2001.

    COSTS AND GROSS MARGIN. Total costs decreased 24.9%, or $245 million, from $983 million for the third quarter of fiscal 2001 to $738 million for the same period in fiscal 2002. Gross margin percentage decreased from 42.6% in the third quarter of fiscal 2001 as compared with 39.5% in the same period of fiscal 2002. The decrease in gross margin percentage was attributed mainly to the Connectivity Solutions segment, which experienced a sharp decline in sales volumes while factory costs remained relatively fixed with the exception of several cost cutting initiatives including headcount reductions. The decrease in gross margin percentage was also somewhat impacted by a decline in the Systems segment. These decreases were partially offset by increases in the Applications and Services segments due mostly to headcount reductions. The Services segment benefited from improved efficiencies gained from relying more heavily upon a variable workforce during periods of peak demand and reducing headcount to levels consistent with lower periods of demand. Gross margin was also negatively impacted due to a higher amount of sales generated from our indirect channel in the current period as compared with the prior year period.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses decreased 21.8%, or $105 million, from $482 million for the third quarter of fiscal 2001 to $377 million for the same period of fiscal 2002. The decrease was primarily due to savings associated with our business restructuring initiatives, including lower staffing levels and terminated real estate lease obligations. In addition, we incurred lower marketing and promotional expenses in the current period.

    The decrease in SG&A is also attributable to our adoption of SFAS 142. Accordingly, we did not record any goodwill amortization in the third quarter of fiscal 2002 as compared with $11 million of goodwill amortization included in SG&A for the third quarter of fiscal 2001. Furthermore, the decline in SG&A is also due to the change in the estimated useful life of certain internal use software, which lowered depreciation expense by approximately $5 million in the third quarter of fiscal 2002.

    BUSINESS RESTRUCTURING CHARGES AND RELATED EXPENSES. Business restructuring expenses of $9 million in the third quarter of fiscal 2002 include $6 million of incremental period costs, such as relocation and consolidation costs, computer transition expenditures, and a $3 million asset impairment each associated with our prior restructuring initiatives. The $66 million of business restructuring charges and related expenses in the third quarter of fiscal 2001 included
$46 million of incremental period costs associated with our separation from Lucent related primarily to computer system transition costs such as data conversion activities, asset transfers and training, and a $20 million asset impairment charge for the Shreveport facility in connection with our outsourcing of certain manufacturing operations to Celestica.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses decreased 14.8%, or $20 million, from $135 million in the third quarter of fiscal 2001 to $115 million in the same quarter of fiscal 2002. Although R&D spending decreased, our investment in R&D as a percentage of revenue increased from 7.9% to 9.4% and represents our shift in spending on high growth areas of our business and reduced spending on more mature product lines.

    PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT. In the third quarter of fiscal 2001, we acquired substantially all of the assets of Quintus Corporation. The purchase price for this acquisition included certain technologies that had not reached technological feasibility and had no future alternative use and, accordingly, were charged to expense immediately upon consummation of the acquisition. There was no charge in the three months ended June 30, 2002 for purchased in-process research and development.

    OTHER INCOME (EXPENSE), NET.  Other income (expense), net decreased from
$4 million of income in the third quarter of fiscal 2001 to $10 million of expense in the same period of fiscal 2002. The decrease of $14 million is primarily attributed to losses recognized on foreign currency transactions in the current period due to the decline in value of the U.S. dollar as compared with several foreign currencies, as well as higher interest income earned on cash balances in the prior year attributed to higher interest rates, and expense related to developments in legal proceedings. These decreases were offset by an increase in interest income earned on the Expanets line of credit during the entire current quarter while the prior period reflects interest income earned beginning in May 2001.

    INTEREST EXPENSE. Interest expense increased $6 million, from $10 million in the third quarter of fiscal 2001 to $16 million in the same quarter of fiscal 2002. The increase in interest expense is primarily due to a greater amount of debt outstanding at higher weighed average interest rates as compared with the third quarter of fiscal 2001. The increase in interest expense is also attributed to the amortization of discount and deferred financing costs related to the issuance of debt in fiscal 2002. This increase was partially offset by a $2 million reduction in interest expense resulting from a favorable impact from our interest rate swap agreements.

    PROVISION (BENEFIT) FOR INCOME TAXES. The effective tax benefit rate of 15.8% for the three months ended June 30, 2002 was lower than the U.S. statutory rate of 35% primarily due to changes in the geographical distribution of taxable income and losses. The effective tax provision rate of 42.2% for the three months ended June 30, 2001 was higher than the U.S. statutory rate of 35% primarily due to acquisition related costs.

NINE MONTHS ENDED JUNE 30, 2002 COMPARED TO NINE MONTHS ENDED JUNE 30, 2001

    The following table shows the change in revenue, both in dollars and in percentage terms:

                                             NINE MONTHS ENDED
                                                 JUNE 30,                   CHANGE
                                          -----------------------   -----------------------
                                            2002           2001        $              %
                                          --------       --------   --------       --------
                                                        (DOLLARS IN MILLIONS)
Systems.................................   $1,240         $1,799    $  (559)        (31.1)%
Applications............................      521            702       (181)        (25.8)
Services................................    1,600          1,733       (133)         (7.7)
Connectivity............................      443          1,117       (674)        (60.3)
                                           ------         ------    -------
    Total operating segments............   $3,804         $5,351    $(1,547)        (28.9)%
                                           ======         ======    =======

    REVENUE. Revenue decreased 28.9%, or $1,547 million, from $5,351 million for the nine months ended June 30, 2001, to $3,804 million for the same period in fiscal 2002 due to sharp declines in revenue from our Connectivity Solutions and Systems segments, followed by lesser declines in our Applications and Services segments. Revenue declines in our core business, which is made up of Systems, Applications and Services, reflects a sharp decline in our customers' investments of capital in IT infrastructure, as well as a hesitation by our customers to commit to spending on IP telephony solutions in the near term in light of several recent product announcements. The protracted deterioration of the business and economic environments has been a major factor contributing to our customers' lack of spending on telephony equipment and related products. Widespread layoffs, high vacancy rates in commercial real estate and minimal business start-ups have each had a detrimental impact on our revenues. Sales through our indirect channel, which represent sales to distributors that are typically less profitable than sales made directly to our end-user customers through the direct channel, decreased to 40% of total revenue for the nine months ended June 30, 2002 from 43% in the prior year period.

    Systems revenue includes sales to small and midsized enterprises, which are made up of data switches and small to midsized telephony products, and sales to our large customers, referred to as Enterprise systems, which includes all enterprise telephony products, virtual private networks, and data LAN and WAN equipment. The Systems revenue decline of $559 million, which was experienced largely within the U.S., is composed of declines of $461 million in Enterprise Systems and $98 million in small to midsized enterprises. The decline in Enterprise Systems was due mainly to enterprise voice systems and, to a lesser extent, data equipment. Sales through our indirect channel, which represent sales to distributors that are typically less profitable for us as compared with sales made in the direct channel to end-use customers, increased to 56% of total Systems revenue for the nine months ended June 30, 2002 from 55% in the prior year period.

    Applications revenue declined by $181 million resulting from declines in sales volumes and is driven by the same economic factors and serves many of the same customers as the Systems segment. The uncertain economic climate has led our customers to defer their expansion and relocation plans. This reduction in revenue is attributed mainly to declines of $60 million in messaging revenues, $57 million in customer relationship management solutions, and $58 million in professional services. Sales through our indirect channel increased to 42% of total Applications revenue for the nine months ended June 30, 2002 from 36% in the prior year period.

    Services revenue decreased by $133 million resulting from the renegotiation of a maintenance contract in March 2002 with a major distributor which extended the term of the agreement, but lowered the monthly revenues. In addition, the economic constraint on discretionary spending resulted in a depressed demand for maintenance billed on a time and materials basis, and cuts in capital expenditures resulted in lower demand for equipment adds, moves and changes. Lower product sales resulted in fewer installations as well as less training and consulting services delivered to our customers. Sales through our indirect channel decreased to 17% of total Services revenue for the nine months ended June 30, 2002 from 21% in the prior year period.

    Connectivity Solutions revenue decreased by $674 million as a result of declines of $286 million in sales of ExchangeMAX-Registered Trademark- cabling for service providers, $251 million in sales of SYSTIMAX-Registered Trademark-structured cabling systems for enterprises, and $137 million related to electronic cabinets. ExchangeMAX sales dropped significantly due to a decline in sales volumes caused by a lack of capital spending by service providers combined with heavy discounting in the third quarter of fiscal 2002. The main contributors to the decline in SYSTIMAX revenues were a constraint on spending by our customers on large infrastructure projects, and the implementation, which began in the first half of fiscal 2002, of a strategic initiative to lower cable prices. Other contributing factors include pricing pressures resulting from excess cable manufacturing capacity and the concerted effort on the part of our distributors to reduce their inventory levels by filling sales orders with inventory from their existing stock balances. In response to a decline in DSL (Digital Subscriber Line) and wireless site installations, which are the two main drivers behind sales of electronic cabinets, service providers have pulled back on spending related to electronic cabinets. Sales through our indirect channel increased to 77% of total Connectivity revenue for the nine months ended June 30, 2002 from 60% in the prior year period.

    Revenue within the U.S. decreased 30.9%, or $1,241 million, from $4,021 million for the nine months ended June 30, 2001 to $2,780 million for the same period in fiscal 2002. This decrease was primarily from declines of $575 million in Connectivity Solutions, $384 million in Systems, $151 million in Applications, and $131 million in Services. Outside the U.S., revenue decreased 23.0%, or $306 million, from $1,330 million for the nine months ended June 30, 2001 to $1,024 million for the same period in fiscal 2002. This decrease is primarily due to declines of $175 million in Systems, $99 million in Connectivity Solutions, $30 million in Applications and $2 million in Services. Revenue outside the U.S. for the nine months ended June 30, 2002 represented 26.9% of revenue compared with 24.9% in the same period of fiscal 2001.

    COSTS AND GROSS MARGIN. Total costs decreased 24.4%, or $744 million, from $3,044 million for the nine months ended June 30, 2001 to $2,300 million for the same period in fiscal 2002. Gross margin percentage decreased from 43.1% for the nine months ended June 30, 2001 as compared with 39.5% in the same period of fiscal 2002. The decrease in gross margin percentage was due almost entirely to the decline in Connectivity Solutions, which experienced a sharp decline in sales volumes while factory costs remained relatively fixed with the exception of several cost reduction initiatives including headcount reductions. The Systems segment also experienced a more moderate decline in gross margin percentage while Applications' gross margin percentage remained relatively flat. The decreases were partially offset by an increase in the Services segment gross margin percentage due to improved efficiencies gained from reducing headcount and employing a variable workforce approach to meet periods of high demand. In addition, a larger percentage of sales was generated through our indirect sales channel during the current year as compared with the prior year, which has negatively impacted gross margin.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses decreased 25.2%, or $404 million, from $1,606 million for the nine months ended June 30, 2001 to $1,202 million for the same period of fiscal 2002. The decrease was primarily due to savings associated with our business restructuring initiatives, including lower staffing levels and terminated real estate lease obligations. In addition, during the nine months ended June 30, 2001, we incurred higher incentive compensation expense related to performance bonuses and higher marketing and promotional costs. Start-up expenses of $42 million were also incurred in the nine months ended June 30, 2001 related to establishing our brand in the marketplace.

    The decrease in SG&A is also attributable to our adoption of SFAS 142. Accordingly, we did not record any goodwill amortization in the nine months ended June 30, 2002 as compared with $29 million of goodwill amortization included in SG&A for the same period in fiscal 2001. The decline in SG&A is also due to the change in the estimated useful life of certain internal use software, which lowered depreciation expense by approximately $9 million in the nine months ended June 30, 2002.

    BUSINESS RESTRUCTURING CHARGES AND RELATED EXPENSES. Business restructuring charges and related expenses of $103 million for the nine months ended June 30, 2002 include a $84 million charge attributed to headcount reductions, $16 million for incremental period costs and $3 million for an asset impairment each associated with our prior restructuring initiatives. The $271 million of business restructuring charges and related expenses for the nine months ended June 30, 2001, included a $134 million business restructuring charge primarily for employee separation costs associated with the outsourcing of certain manufacturing operations to Celestica in the second quarter of fiscal 2001. In addition, we incurred $117 million of incremental period costs associated with our separation from Lucent related primarily to computer system transition costs such as data conversion activities, asset transfers and training, and a $20 million asset impairment charge for the Shreveport facility in connection with our outsourcing to Celestica.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses decreased 17.3%, or $74 million, from $428 million for the nine months ended June 30, 2001 to $354 million in the same period of fiscal 2002. Although R&D spending decreased, our investment in R&D as a percentage of revenue increased from 8.0% to 9.3% and represents our shift in spending on high growth areas of our business and reduced spending on more mature product lines.

    PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT. The $32 million expense reflects charges associated with our acquisitions of VPNet Technologies in February 2001, and substantially all of the assets of Quintus Corporation in April 2001. The purchase price for this acquisition included certain technologies that had not reached technological feasibility and had no future alternative use and, accordingly, were charged to expense immediately upon consummation of the acquisition. There was no charge in the nine months ended June 30, 2002 for purchased in-process research and development.

    OTHER INCOME (EXPENSE), NET. Other income, net decreased from $31 million of income for the nine months ended June 30, 2001 to $8 million of income in the same period of fiscal 2002. The decrease of $23 million is attributable to higher interest income earned on cash balances in the prior year attributed to higher interest rates as well as gains on assets sold in the first and second quarters of fiscal 2001, in addition to banking fees incurred in the current period. Higher losses recognized on foreign currency transactions in the current period due to the decline in value of the U.S. dollar as compared with several foreign currencies as well as expense related to developments in legal proceedings also contributed to the decrease in other income. These decreases were offset by an increase in interest income earned on the Expanets line of credit for the entire nine months ended June 30, 2002, while the prior year reflects interest income earned beginning in May 2001.

    INTEREST EXPENSE. Interest expense increased 10%, or $3 million, from $30 million for the nine months ended June 30, 2001 to $33 million for the same period in fiscal 2002. The increase in interest expense is largely attributed to a higher amount of weighted average debt outstanding as well as the amortization of discount and deferred financing costs related to the issuance of debt in the first and second quarters of fiscal 2002. This increase was partially offset by a lower weighted average interest rate during the nine months ended June 30, 2002 as compared with the same period last year and a $2 million favorable impact resulting from our interest rate swap agreements.

    PROVISION (BENEFIT) FOR INCOME TAXES. The effective tax benefit rate of 32.3% for the nine months ended June 30, 2002 was lower than the U.S. statutory rate of 35% primarily due to changes in the geographical distribution of taxable income and losses. The effective tax benefit rate of 16.3% for the nine months ended June 30, 2001 was lower than the U.S. statutory rate of 35% primarily due to acquisition related costs.

LIQUIDITY AND CAPITAL RESOURCES

STATEMENT OF CASH FLOWS DISCUSSION

    Avaya's cash and cash equivalents increased to $406 million at June 30, 2002 from $250 million at September 30, 2001. The increase resulted from $252 million of net cash provided by financing activities, partially offset by $96 million and $3 million of net cash used for investing and operating activities, respectively.

    Our net cash used for operating activities was $3 million for the nine months ended June 30, 2002 compared with $219 million for the same period in fiscal 2001. Net cash used for operating activities for the nine months ended June 30, 2002 was comprised of a net loss of $122 million adjusted for non-cash items of $354 million, and net cash used for changes in operating assets and liabilities of

$235 million. Net cash used for operating activities is mainly attributed to cash payments made on our accounts payable and other short term liabilities. In addition, usage of cash also resulted from payments made for our business restructuring related activities associated with employee separation costs, lease termination obligations and other exit costs. Furthermore, we reduced our payroll related liabilities. These changes were partially offset by receipts of cash on amounts due from our customers and a decrease in our inventory balance. Net cash used for operating activities for the nine months ended June 30, 2001 was comprised of a net loss of $24 million adjusted for non-cash items of $487 million, and net cash used for changes in operating assets and liabilities of $682 million. Net cash used for operating activities is primarily attributed to cash payments made on our accounts payable and for our business restructuring related activities. During the period, we also reduced our deferred revenue, and increased our inventory levels. The usage of cash was offset by cash receipts on our trade accounts receivable.

    Days sales outstanding in accounts receivable for the third quarter of fiscal 2002, excluding the effect of the securitization transaction discussed below, was 86 days versus 88 days for the second quarter of fiscal 2002. The improvement in the level of days sales outstanding is primarily attributable to the implementation of process improvements that resulted in increased collections on past due amounts and lower sales. Days sales of inventory on-hand for the third quarter of fiscal 2002 were 68 days versus 71 days for the second quarter of fiscal 2002. This decrease is primarily due to improved inventory management, decreased unit costs and adjustments to reflect inventory at market value.

    Our net cash used for investing activities was $96 million for the nine months ended June 30, 2002 compared with $292 million for the same period in fiscal 2001. The usage of cash in both periods resulted primarily from capital expenditures. Capital expenditures in fiscal 2002 included payments made for the renovation of our corporate headquarters facility, purchase of a corporate aircraft as a result of the termination of the aircraft sale-leaseback agreement as described below in "AIRCRAFT SALE-LEASEBACK", and upgrades of our information technology systems, including the purchase of internal use software. Capital expenditures in fiscal 2001 were due mainly to Avaya establishing itself as a stand-alone entity, including information technology upgrades and corporate infrastructure expenditures. In addition, in the current period, we used
$6 million of cash for our acquisition of Conita Technologies, a leading supplier of voice-driven software applications for business, which occurred in the third quarter of fiscal 2002. In the prior period, we used $120 million of cash for our acquisitions of VPNet Technologies, Inc., a privately held developer of virtual private network solutions and devices, and substantially all of the assets of Quintus Corporation, a provider of comprehensive electronic customer relationship management solutions, which occurred in the second and third quarters of fiscal 2001, respectively.

    Net cash provided by financing activities was $252 million for the nine months ended June 30, 2002 compared with $487 million for the same period in fiscal 2001. Cash flows from financing activities in the current period were mainly due to $460 million and $435 million in gross proceeds from the issuance of the LYONs and the Senior Secured Notes, respectively. In addition, we received cash proceeds of $232 million from the issuance of our common stock, related to (i) the sale of 19.55 million shares of our common stock for $5.90 per share in a public offering, resulting in gross proceeds of approximately $115 million, (ii) the equity transactions entered into with the Warburg Entities described below, resulting in gross proceeds of $100 million, and
(iii) purchases under our employee stock purchase plan. These receipts of cash were partially offset by $29 million of payments related to the issuance of these debt and equity offerings. In addition, we made net payments of $432 million for the retirement of commercial paper, $200 million towards the repayment of borrowings under our five-year credit facility, and $13 million for the repayment of other short-term borrowings. In connection with our election to terminate the accounts receivable securitization in March 2002, $200 million of collections of qualified trade accounts receivable were used to liquidate the financial institution's investment as described below in "Securitization of Accounts Receivable." Net cash provided by financing activities for the nine months ended June 30, 2001 was mainly due to the receipt of $400 million in proceeds from the sale of our Series B convertible participating preferred stock and warrants to purchase our common stock, as well as $200 million of proceeds from the securitization of certain trade receivables and $36 million in proceeds resulting from the issuance of our common stock, primarily through our employee stock purchase plan. The receipt of proceeds in fiscal 2001 was partially offset by $140 million in net payments for the retirement of commercial paper and $9 million of debt assumed from our acquisition of VPNet.

DEBT RATINGS

    Our ability to obtain external financing is affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. During the second quarter of fiscal 2002, our commercial paper and long-term debt ratings were downgraded. Ratings as of June 30, 2002 are as follows (all ratings include a negative outlook):


Moody's:
  Commercial paper..........................................  No Rating
  Long-term senior unsecured debt...........................  Ba3
  Senior secured notes......................................  Ba2

Standard & Poor's:
  Commercial paper..........................................  No Rating
  Long-term senior unsecured debt...........................  BB-
  Senior secured notes......................................  BB-
  Corporate credit..........................................  BB+

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

    On July 31, 2002, Standard & Poor's placed our corporate credit rating on CreditWatch with negative implications. Standard & Poor's stated that their action is based on our continuing weak operating performance and concerns about our financial flexibility stemming from ongoing cash-based special charges and potential covenant amendments. Standard & Poor's noted that they intend to meet with us to discuss industry conditions as well as our operating cost structure, cash requirements and liquidity before reviewing the rating. There can be no assurance as to the outcome of this meeting.

    A security rating by the major credit rating agencies is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the rating agencies. Each rating should be evaluated independently of any other rating.

COMMERCIAL PAPER PROGRAM

    During the second quarter of fiscal 2002, Standard & Poor's and Moody's downgraded our commercial paper rating several times and eventually withdrew their rating of our commercial paper at our request. This recent withdrawal of our commercial paper rating makes it impossible for us to access the commercial paper market, which until recently was our primary source of liquidity.

    As a result of the impact of the ratings downgrades on our ability to issue commercial paper, in February 2002, we borrowed $300 million under our five-year credit facility to repay commercial paper obligations. As of June 30, 2002, all remaining commercial paper obligations and the borrowing under the five-year credit facility had been repaid using proceeds from the offering of the Senior Secured Notes discussed below.

REVOLVING CREDIT FACILITIES

    We have two revolving credit facilities (the "Credit Facilities") with third party financial institutions. As of September 30, 2001, these Credit Facilities consisted of a $400 million 364-day Credit Facility that expires in August 2002 and an $850 million five-year Credit Facility that expires in September 2005. As required by the terms of the Credit Facilities, upon the closing of the offering of the Senior Secured Notes in March 2002, the Credit Facilities were reduced proportionately by an amount equal to the $425 million of proceeds, net of certain deferred financing costs, realized from the offering of the Senior Secured Notes. Accordingly, as of June 30, 2002, the Credit Facilities consist of a $561 million five-year Credit Facility and a $264 million 364-day Credit Facility. No amounts were outstanding under either Credit Facility as of June 30, 2002.

    Funds are available under our Credit Facilities for general corporate purposes and for acquisitions up to $150 million. Based on our current debt ratings, any borrowings under the Credit Facilities are secured, subject to certain exceptions, by security interests in our equipment, accounts receivable, inventory, and U.S. intellectual property rights and that of any of our subsidiaries guaranteeing our obligations under the Credit Facilities as described below. Borrowings are also secured by a pledge of the stock of most of our domestic subsidiaries and 65% of the stock of a foreign subsidiary that, together with its subsidiaries, holds the beneficial and economic right to utilize certain of our domestic intellectual property rights outside North America. The security interests would be suspended in the event our corporate credit rating was at least BBB by Standard & Poor's and our long-term senior unsecured debt rating was at least Baa2 by Moody's, in each case with a stable outlook. Our long-term senior unsecured debt is currently rated Ba3 by Moody's, and our corporate credit is currently on CreditWatch and rated BB+ by Standard & Poor's, each with a negative outlook.

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

    The Credit Facilities require us to maintain a ratio of consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") to interest expense consisting of the previous four consecutive fiscal quarters of not less than three to one for each quarter beginning with the period ending March 31, 2002 until September 30, 2002 and a ratio of not less than four to one at all times thereafter. We are also required to maintain consolidated EBITDA in the following amounts for each of the periods noted below:

    - $20 million for the quarter ended March 31, 2002;

    - $80 million for the two-quarter period ended June 30, 2002;

    - $180 million for the three-quarter period ended September 30, 2002;

    - $300 million for the four-quarter period ended December 31, 2002; and

    - $400 million for each four-quarter period thereafter.

    For purposes of these calculations, we are permitted to exclude from the computation of consolidated EBITDA up to $163 million of restructuring charges, including asset impairment and other one time expenses to be taken no later than the fourth quarter of fiscal 2002 and any write down of intangibles associated with the adoption of SFAS 142. In addition, we may exclude certain business restructuring charges and related expenses taken in fiscal 2001. During the second and third quarters of fiscal 2002, we incurred $97 million of such business restructuring charges and related expenses. As of June 30, 2002, we were in compliance with all required covenants.

    Although we were in compliance with these covenants as of June 30, 2002, our continued revenue decline and the expected recording of the $150 million restructuring charge and related expenses described under "--Business Restructuring Charges and Related Expenses" would likely have prevented us from complying with these covenants as of September 30, 2002. Accordingly, we have recently received consents from the requisite lenders under the five-year credit facility to amend the terms of the facility. We do not intend to renew the 364-day credit facility expiring in August 2002. The amended five-year credit facility will require us to maintain a ratio of EBITDA to interest expense of:

    - 1.70 to 1 for each of the four quarter periods ending September 30, 2002, December 31, 2002 and March 31, 2003;

    - 2.25 to 1 for the four quarter period ending June 30, 2003;

    - 3.50 to 1 for the four quarter period ending September 30, 2003; and

    - 4.00 to 1 for the four quarter period ending December 31, 2003 and each four quarter period thereafter.

In addition, the amended five-year credit facility will require us to maintain minimum EBITDA of:

    - $70 million for the three quarter period ending September 30, 2002;

    - $100 million for the four quarter period ending December 31, 2002;

    - $115 million for the four quarter period ending March 31, 2003;

    - $150 million for the four quarter period ending June 30, 2003;

    - $250 million for the four quarter period ending September 30, 2003;

    - $350 million for the four quarter period ending December 31, 2003; and

    - $400 million for each of the four quarter periods thereafter.

    The definition of EBITDA in the amended five-year credit facility will exclude an additional $100 million of business restructuring charges and related expenses to be taken no later than the third quarter of fiscal 2003. The total business restructuring related excludable amount of $166 million, which is made up of the additional $100 million under the amended credit facility plus
$66 million remaining under the existing Credit Facilities, will enable us to exclude from the definition of EBITDA the $150 million business restructuring charge announced in July 2002 plus $15 million of period costs related to our prior restructuring initiatives. A substantial portion of these costs are expected to be incurred in the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003.

    The initial aggregate commitments under the amended five-year credit facility will equal $561 million, but will be subject to mandatory reduction as follows:

    - reduced to $500 million on December 1, 2003;

    - reduced to $425 million on March 1, 2004;

    - reduced to $350 million on June 1, 2004; and

    - reduced to $250 million on September 1, 2004.

    We will also be required to reduce the commitments by an amount equal to 100% of the net cash proceeds realized from the sale of any assets (other than the sale of our Connectivity Solutions business or the sale of our aircraft) and by an amount equal to 50% of the net cash proceeds realized from the issuance of debt, other than refinancing debt; provided, however, that in each case, we will not be required to reduce the commitments below an amount equal to $250 million less the amount of any cash used to redeem or repurchase the LYONs as described below.

    The amended five-year credit facility will provide that we may use up to $100 million of cash to redeem or repurchase the LYONs at any time as long as no default or event of default exists under the facility, no amounts are outstanding under the facility, the commitments are reduced in an amount equal to the cash amount used to redeem or repurchase the LYONs, and our cash balance is not less than $300 million after giving pro forma effect to the redemption or repurchase of the LYONs.

    The amendment will provide that the existing $150 million limitation on use of the facility for acquisitions or other investments will be reduced to $75 million.

    While we believe we will be able to meet these amended financial covenants, our revenue has been declining and any further decline in revenue may affect our ability to meet these financial covenants in the future.

    The terms of the amended five-year credit facility are subject to the execution of definitive amendments. We expect to complete the execution of the required amendments shortly.

UNCOMMITTED CREDIT FACILITIES

    Through our foreign operations, we have entered into several uncommitted credit facilities totaling $82 million and $118 million, of which letters of credit of $27 million and $10 million were issued and outstanding as of June 30, 2002 and September 30, 2001, respectively. Letters of credit are purchased guarantees that ensure our performance or payment to third parties in accordance with specified terms and conditions.

LYONS CONVERTIBLE DEBT

    In the first quarter of fiscal 2002, we sold through an underwritten public offering under a shelf registration statement an aggregate principal amount at maturity of approximately $944 million of LYONs due 2021. The proceeds of approximately $448 million, net of a $484 million discount and $12 million of underwriting fees, were used to refinance a portion of our outstanding commercial paper. The underwriting fees of $12 million were recorded as deferred financing costs and are being amortized to interest expense over a three-year period through October 31, 2004, which represents the first date holders may require us to purchase all or a portion of their LYONs. For the three and nine months ended June 30, 2002, $1 million and $3 million, respectively, of deferred financing costs were recorded as interest expense.

    The original issue discount of $484 million accretes daily at a rate of 3.625% per year calculated on a semiannual bond equivalent basis. We will not make periodic cash payments of interest on the LYONs. Instead, the amortization of the discount is recorded as interest expense and represents the accretion of the LYONs issue price to their maturity value. For the three and nine months ended June 30, 2002, $4 million and $11 million, respectively, of interest expense on the LYONs was recorded, resulting in an accreted value of $471 million as of June 30, 2002. The discount will cease to accrete on the LYONs upon maturity, conversion, purchase by us at the option of the holder, or redemption by

Avaya. The LYONs are unsecured obligations that rank equally in right of payment with all existing and future unsecured and unsubordinated indebtedness of Avaya.

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

    The fair value of the LYONs as of June 30, 2002 is estimated to be $350 million and is based on using quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements taking into consideration the underlying terms of the debt.

    The indenture governing the LYONs includes certain covenants, including a limitation on our ability to grant liens on significant domestic real estate properties or the stock of our subsidiaries holding such properties.

SENIOR SECURED NOTES

    In March 2002, we issued through an underwritten public offering under a shelf registration statement $440 million aggregate principal amount of 11 1/8% Senior Secured Notes due April 2009 (the "Senior Secured Notes") and received net proceeds of approximately $425 million, net of a $5 million discount and $10 million of issuance costs. Interest on the Senior Secured Notes is payable on April 1 and October 1 of each year beginning on October 1, 2002. We recorded interest expense related to the Senior Secured Notes of $12 million and $13 million for the three and nine months ended June 30, 2002, respectively. The $5 million discount is being amortized to interest expense over the seven-year term to maturity. The $10 million of issuance costs were recorded as deferred financing costs and are also being amortized to interest expense over the term of the Notes. The proceeds from the issuance were used to repay amounts outstanding under the five-year Credit Facility and for general corporate purposes.

    The Company may redeem the Senior Secured Notes, in whole or from time to time in part, at the redemption prices expressed as a percentage of principal amount noted below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the twelve-month period beginning on April 1 of the following years:

YEARS                                                          PERCENTAGES
-----                                                          -----------
2006........................................................     105.563%
2007........................................................     102.781%
2008........................................................     100.000%

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

The indenture governing the Senior Secured Notes includes negative covenants that limit our ability to incur secured debt and enter into sale/leaseback transactions. In addition, the indenture also includes conditional covenants that limit our ability to incur debt, enter into affiliate transactions, or make restricted payments or investments and advances. These conditional covenants will apply to us until such time that the Senior Secured Notes are rated at least BBB- by Standard & Poor's and Baa3 by Moody's, in each case without a negative outlook or its equivalent.

    The fair value of the Senior Secured Notes as of June 30, 2002 is estimated to be $407 million and is based on using quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements taking into consideration the underlying terms of the debt.

INTEREST RATE SWAP AGREEMENTS

    In April 2002, we entered into two interest rate swap agreements with a total notional amount of $200 million that qualify and are designated as fair value hedges in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The swap agreements mature in April 2009 and were executed in order to:

    - convert a portion of the Senior Secured Notes fixed-rate debt into floating-rate debt;

    - maintain a capital structure containing appropriate amounts of fixed and floating-rate debt; and

    - reduce net interest payments and expense in the near-term.

    Under these agreements, we receive a fixed interest rate of 11.125% and pay a floating interest rate based on LIBOR plus an agreed-upon spread, which was equal to a weighed average interest rate of 7.25% as of June 30, 2002. The amount paid and the amount received is calculated based on the total notional amount of $200 million. Since the relevant terms of the swap agreements match the corresponding terms of the Senior Secured Notes, there is no hedge ineffectiveness. Accordingly, gains and losses on the swap agreements will fully offset the losses and gains on the hedged portion of the Senior Secured Notes, which are marked to market at each reporting date. As of June 30, 2002, we recorded the fair market value of the swaps of $8 million as other assets along with a corresponding increase to the hedged debt, both of which were recorded through other income (expense), net.

    Interest payments are recognized through interest expense and are made and received on the first day of each April and October, commencing on October 1, 2002 and ending on the maturity date. On the last day of each semi-annual interest payment period, the interest rate payment for the previous six months will be made based upon the six month LIBOR rate (in arrears) on that day, plus the applicable margin, as shown in the table below. Since the interest rate is not known until the end of each semi-annual interest period, estimates are used during such period based upon published forward-looking LIBOR rates. Any differences between the estimated interest expense and the actual interest payment are recorded to interest expense at the end of each semi-annual interest period. These interest rate swaps resulted in actual interest expense for the three and nine months ended June 30, 2002 of $4 million as compared with interest expense of $6 million had we not entered into the agreements.

    The following table outlines the terms of the swap agreements:

                                      RECEIVE FIXED
MATURITY DATE     NOTIONAL AMOUNT     INTEREST RATE      PAY VARIABLE INTEREST RATE
-------------  ---------------------  -------------  -----------------------------------
               (DOLLARS IN MILLIONS)
                                                     Six month LIBOR (in arrears) plus
 April 2009            $150              11.125%     5.055% spread
                                                     Six month LIBOR (in arrears) plus
 April 2009              50              11.125%     5.098% spread
                       ----
  Total                $200
                       ====

    Each counterparty to the swap agreements is a lender under the Credit Facilities. Our obligations under these swap agreements are secured on the same basis as our obligations under the Credit Facilities.

WARBURG TRANSACTIONS

    In October 2000, we sold to Warburg Pincus Equity Partners, L.P. and certain of its investment funds (the "Warburg Entities") four million shares of our Series B convertible participating preferred stock and warrants to purchase our common stock for an aggregate purchase price of $400 million. On March 21, 2002, we completed a series of transactions pursuant to which the Warburg Entities
(i) converted all four million shares of the Series B preferred stock into 38,329,365 shares of our common stock based on a conversion price of $11.31 per share, which was reduced from the original conversion price of $26.71 per share,
(ii) purchased an additional 286,682 shares of common stock by exercising a portion of the warrants at an exercise price of $34.73 per share resulting in gross proceeds of approximately $10 million, and (iii) purchased 14,383,953 shares of our common stock for $6.26 per share (the reported closing price of our common stock on the New York Stock Exchange on March 8, 2002), resulting in gross proceeds of approximately $90 million. In connection with these transactions, we incurred approximately $4 million of financing costs which were recorded as a reduction to additional paid-in capital. As of June 30, 2002, there were no shares of Series B preferred stock outstanding and, accordingly, the Series B preferred stock has ceased accruing dividends.

    As a result of these transactions, the Warburg entities hold approximately 53 million shares of our common stock, which represents approximately 15% of our outstanding common stock, and warrants to purchase approximately 12 million additional shares of common stock. These warrants have an exercise price of $34.73 of which warrants exercisable for 6,724,665 shares of common stock expire on October 2, 2004, and warrants exercisable for 5,379,732 shares of common stock expire on October 2, 2005.

    The conversion of the Series B preferred stock and the exercise of the warrants resulted in a charge to accumulated deficit of approximately
$125 million, in addition to the $5 million accretion of the Series B preferred stock from January 1, 2002 through the date of conversion. This charge primarily represents the impact of reducing the preferred stock conversion price from $26.71 per share as originally calculated under the certificate of designations for the Series B preferred stock to $11.31 per share, as permitted under the certificate of designations. We recorded a total of $12 million of accretion for the period from October 1, 2001 through the date of conversion.

PUBLIC OFFERING OF COMMON STOCK

    On March 15, 2002, we sold 19.55 million shares of common stock for $5.90 per share in a public offering. We received proceeds of approximately
$112 million, which is net of approximately $3 million of underwriting fees reflected as a reduction to additional paid-in capital.

SHELF REGISTRATION STATEMENT

    In May 2001, the Securities and Exchange Commission ("SEC") declared effective our shelf registration statement on Form S-3 registering
$1.44 billion of common stock, preferred stock, debt securities or warrants to purchase debt securities, or any combination of these securities, in one or more offerings through May 2003. We have $430 million remaining as of June 30, 2002 under this registration statement for additional offerings and intend to use the proceeds from any sale of such securities for general corporate purposes, debt repayment and refinancing, capital expenditures and acquisitions. Our ability to issue debt securities may be constrained by the terms of our existing and future financing agreements, including the Credit Facilities and the indentures governing the LYONs and the Senior Secured Notes. In addition, our ability to issue debt or equity securities is dependent upon market conditions.

DEALER LINE OF CREDIT

    As discussed in "--Risks and Uncertainties," we have provided a short-term line of credit to our largest dealer, Expanets. The following table summarizes the amounts receivable from Expanets, including amounts outstanding under the line of credit, as of June 30, 2002 and September 30, 2001:

                                                                 AS OF             AS OF
                                                             JUNE 30, 2002   SEPTEMBER 30, 2001
                                                             -------------   ------------------
                                                                   (DOLLARS IN MILLIONS)
Receivables................................................       $ 50              $117
Other current assets.......................................         47                81
                                                                  ----              ----
Total amounts receivable from Expanets.....................       $ 97              $198
                                                                  ====              ====
Secured and unsecured components of the amounts receivable
  are as follows:
Secured line of credit (included in receivables)...........       $ 47              $ 71
Secured line of credit (included in other current
  assets)..................................................         22                50
                                                                  ----              ----
  Total secured line of credit.............................         69               121
  Unsecured (included in receivables)......................         28                77
                                                                  ----              ----
  Total amounts receivable from Expanets...................       $ 97              $198
                                                                  ====              ====

    Amounts recorded in receivables represent trade receivables due from Expanets on sales of products and maintenance services. Amounts recorded in other current assets represent receivables due from Expanets for transitional services provided under a transitional services agreement.

SECURITIZATION OF ACCOUNTS RECEIVABLE

    In June 2001, we entered into a receivables purchase agreement and transferred a designated pool of qualified trade accounts receivable to a special purpose entity ("SPE"), which in turn sold an undivided ownership interest in the pool of receivables to an unaffiliated financial institution for cash proceeds of $200 million. The receivables purchase agreement was terminated in March 2002 as described below. The financial institution is an affiliate of Citibank, N.A., a lender and the agent for the other lenders under the Credit Facilities and the counterparty to the $150 million interest rate swap. The designated pool of qualified receivables held by the SPE was pledged as collateral to secure the obligations to the financial institution. During the term of the receivables purchase agreement, we had a retained interest in the designated pool of receivables to the extent the value of the receivables exceeded the outstanding amount of the financial institution's investment. The carrying amount of our retained interest, which approximates fair value because of the short-term nature of the receivables, was recorded in other current assets. Collections of receivables were used by the SPE to repay the financial institution's investment in accordance with the receivables purchase agreement, and the financial institution in turn purchased, from time to time, new interests in receivables up to an aggregate investment at any time of $200 million.

    Effective March 15, 2002, we elected to terminate the receivables purchase agreement, which was scheduled to expire in June 2002. As a result of the early termination, purchases of interests in receivables by the financial institution ceased, and collections on receivables that constituted the designated pool of trade accounts receivable were used to liquidate the financial institution's $200 million investment under the agreement. As of June 30, 2002, the entire $200 million investment had been liquidated using collections of such receivables. No portion of the retained interest was utilized to liquidate the financial institution's remaining $126 million investment that had been outstanding at the beginning of the third quarter of fiscal 2002. Upon liquidation in full of the financial institution's investment on April 5, 2002, the remaining $109 million in retained interest was reclassified to receivables. As of September 30, 2001, we had a retained interest of $153 million in the SPE's designated pool of qualified accounts receivable.

AIRCRAFT SALE-LEASEBACK

    In March 2002, we elected to early terminate an aircraft sale-leaseback agreement and, pursuant to the terms of the agreement, we agreed to purchase the aircraft from the lessor for a purchase price equal to the unamortized lease balance of approximately $33 million. The closing of the purchase was completed in April 2002.

CROSS ACCELERATION/CROSS DEFAULT PROVISIONS

    The agreement governing our $50 million interest rate swap and the indentures governing the LYONs and the Senior Secured Notes provide generally that an event of default under such agreements would result (i) if we fail to pay any obligation in respect of debt in excess of $100 million in the aggregate when such obligation becomes due and payable or (ii) if any such debt is declared to be due and payable prior to its stated maturity.

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

CONDITIONAL REPURCHASE OBLIGATIONS

    We sell products to various distributors that may obtain financing from unaffiliated third party lending institutions. In the event the lending institution repossesses the distributor's inventory of our products, we are obligated under certain circumstances to repurchase such inventory from the lending institution. Our obligation to repurchase inventory from the lending institution terminates 180 days from our date of invoicing to the distributor. The repurchase amount is equal to the price originally paid to us by the lending institution for the inventory. The amount reported to us from the two distributors who participate in these arrangements as their inventory on-hand was approximately $74 million as of June 30, 2002. We are unable to determine how much of this inventory was financed and, if so, whether any amounts have been paid to the lending institutions. Therefore, our repurchase obligation could be less than the amount of inventory on-hand. While there have not been any repurchases made by us under such agreements, we cannot assure you that we will not be obligated to repurchase inventory under these arrangements in the future.

FUTURE CASH NEEDS

    Our primary future cash needs will be to fund working capital, capital expenditures, debt service, pension obligations and our business restructuring charges and related expenses. We believe that our existing cash and cash flows from operations will be sufficient to meet these needs. If we do not generate sufficient cash from operations, we may need to incur additional debt. We currently anticipate making additional cash payments of approximately $78 million during the remainder of fiscal 2002 and $49 million in fiscal 2003 related to our past business restructuring initiatives. These total cash payments of $127 million are expected to be comprised of $71 million for employee separation costs, $42 million for lease obligations, $3 million for other exit costs and $11 million for incremental period costs, including computer transition expenditures, relocation and consolidation costs. In addition, the business restructuring charge we plan to record in the fourth quarter of fiscal 2002 is expected to result in the usage of cash of approximately $135 million which will be paid in the amounts of $34 million in the fourth quarter of fiscal 2002, $54 million in the first quarter of fiscal 2003, and the remaining $47 million largely by the end of fiscal 2003. The actual components of the fourth quarter fiscal 2002 charge, however, may vary because we are currently finalizing our restructuring plan.

    In order to meet our cash needs, we may from time to time, borrow under our credit facilities or issue other long or short-term debt, if the market permits such borrowings. We cannot assure you that any such financings will be available to us on acceptable terms or at all. Our ability to make payments on and to refinance our indebtedness, and to fund working capital, capital expenditures, strategic acquisitions, and our business restructuring will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our credit facilities and the indentures governing the LYONs and the Senior Secured Notes impose and any future indebtedness may impose, various restrictions and covenants which could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. See also "--Risks and Uncertainties-- We may not have adequate or cost-effective liquidity or capital resources."

    We may from time to time seek to retire our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on the prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

    We are subject to a wide range of governmental requirements relating to employee safety and health and to the handling and emission into the environment of various substances used in our operations. We are subject to certain provisions of environmental laws, particularly in the U.S., governing the cleanup of soil and groundwater contamination. Such provisions impose liability for the costs of investigating and remediating releases of hazardous materials at currently or formerly owned or operated sites. In certain circumstances, this liability may also include the cost of cleaning up historical contamination, whether or not caused by us. We are currently conducting investigation and/or cleanup of known contamination at seven of our facilities either voluntarily or pursuant to government directives.

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

LEGAL PROCEEDINGS

    From time to time we are involved in legal proceedings arising in the ordinary course of business. Other than as described below, we believe there is no litigation pending against us that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

YEAR 2000 ACTIONS

    Three separate purported class action lawsuits are pending against Lucent, one in state court in West Virginia, one in federal court in the Southern District of New York and another in federal court in the Southern District of California. The case in New York was filed in January 1999 and, after being dismissed, was refiled in September 2000. The case in West Virginia was filed in April 1999 and the case in California was filed in June 1999, and amended in 2000 to include Avaya as a defendant. We may also be named a party to the other actions and, in any event, have assumed the obligations of Lucent for all of these cases under the Contribution and Distribution Agreement. All three actions are based upon claims that Lucent sold products that were not Year 2000 compliant, meaning that the products were designed and developed without considering the possible impact of the change in the calendar from December 31, 1999 to January 1, 2000. The complaints allege that the sale of these products violated statutory consumer protection laws and constituted breaches of implied warranties. A class has recently been certified in the West Virginia state court matter, but the other matters have not been so certified. The certified class includes those persons or entities that purchased, leased or financed the products in question. In addition, the court also certified as a subclass all class members who had service protection plans or other service or extended warranty contracts with Lucent in effect as of April 1, 1998, as to which Lucent failed to offer a Year 2000-compliant solution. The complaints seek, among other remedies, compensatory damages, punitive damages and counsel fees in amounts that have not yet been specified. At this time, we cannot determine whether that the outcome of these actions will have a material adverse effect on our financial position, results of operations or cash flows. In addition, if these cases are not resolved in a timely manner, they will require expenditure of significant legal costs related to their defense.

COUPON PROGRAM CLASS ACTION

    In April 1998, a class action was filed against Lucent in state court in New Jersey, alleging that Lucent improperly administered a coupon program resulting from the settlement of a prior class action. The plaintiffs allege that Lucent improperly limited the redemption of the coupons from dealers by not allowing them to be combined with other volume discount offers, thus limiting the market for the coupons. We have assumed the obligations of Lucent for these cases under the Contribution and Distribution Agreement. The complaint alleges breach of contract, fraud and other claims and the plaintiffs seek compensatory and consequential damages, interest and attorneys' fees. The parties have entered into a settlement agreement that has been approved by the court pursuant to a written order. The period for submitting a claim notification expired July 15, 2002. We are in the process of winding up the administration of the resolution of this matter.

    See "Developments in Legal Proceedings" below for related disclosure.

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

    The above actions have been consolidated with other purported class actions filed against Lucent on behalf of its stockholders in January 2000 and are pending in the Federal District Court for the District of New Jersey. We understand that Lucent's motion to dismiss the Fifth Consolidated Amended and Supplemental Class Action Complaint in the consolidated action was denied by the court in June 2002. As a result of the denial of its motion to dismiss, we understand that Lucent has filed a motion for partial summary judgment, seeking a dismissal of a portion of the Fifth Consolidated Amended and Supplemental Class Action Complaint. The plaintiffs allege that they were injured by reason of certain alleged false and misleading statements made by Lucent in violation of the federal securities laws. The consolidated cases were initially filed on behalf of stockholders of Lucent who bought Lucent common stock between October 26, 1999 and January 6, 2000, but the consolidated complaint was amended to include purported class members who purchased Lucent common stock up to November 21, 2000. A class has not yet been certified in the consolidated actions. The plaintiffs in all these stockholder class actions seek compensatory damages plus interest and attorneys' fees.

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

LICENSING ARBITRATION

    In March 2001, a third party licensor made formal demand for alleged royalty payments which it claims we owe as a result of a contract between the licensor and our predecessors, initially entered into in 1995, and renewed in 1997. The contract provides for mediation of disputes followed by binding arbitration if the mediation does not resolve the dispute. The licensor claims that we owe royalty payments for software integrated into certain of our products. The licensor also alleges that we have breached the governing contract by not honoring a right of first refusal related to development of fax software for next generation products. This matter is currently in arbitration. At this point, an outcome in the arbitration proceeding cannot be predicted and, as a result, there can be no assurance that this case will not have a material adverse effect on our financial position, results of operations or cash flows.

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

    The complaint alleges, among other things, that the manner in which we plan to implement the transactions, as described in our proxy statement, violates certain aspects of Delaware law with regard to the treatment of fractional shares and that the description of the proposed transactions in the proxy statement is misleading to the extent it reflects such violations. The action purports to be a class action on behalf of all holders of less than 50 shares of our common stock. The plaintiff is seeking, among other things, damages as well as injunctive relief enjoining us from effecting the transactions and requiring us to make corrective, supplemental disclosure. In June 2002, the court denied the plaintiff's motion for summary judgment and granted our cross-motion for summary judgment. The plaintiff has since appealed the court's decision to the Delaware Supreme Court. Briefs are expected to be filed with the Delaware Supreme Court by the end of September 2002. We cannot provide assurance that this lawsuit will not impair our ability to implement any of the transactions.

    In April 2002, a complaint was filed against us in the Superior Court of New Jersey, Somerset County, in connection with the reverse/forward stock splits described above. The action purports to be a class action on behalf of all holders of less than 50 shares of our common stock. The plaintiff is seeking, among other things, injunctive relief enjoining us from effecting the transactions. In recognition of the then pending action in the Delaware Court of Chancery, the plaintiff voluntarily dismissed his complaint without prejudice.

COMMISSION ARBITRATION DEMAND

    In July 2002, a third party representative made formal demand for arbitration for alleged unpaid commissions in an amount in excess of $10 million, stemming from the sale of products from our businesses that were formerly owned by Lucent involving the Ministry of Russian Railways. As the sales of products continue, the third party representative may likely increase its commission demand. The viability of this asserted claim is based on the applicability and interpretation of a representation agreement and an amendment thereto, which provides for binding arbitration. This matter is currently proceeding to arbitration. The matter is in the early stages and an outcome in the arbitration proceeding cannot be predicted. As a result, there can be no assurance that this case will not have a material adverse effect on our financial position, results of operations or cash flows.

LUCENT CONSUMER PRODUCTS CLASS ACTIONS

    In several class action cases (the first of which was filed on June 24, 1996), plaintiffs claim that AT&T and Lucent engaged in fraud and deceit in continuing to lease residential telephones to consumers without adequate notice that the consumers would pay well in excess of the purchase price of a telephone by continuing to lease. The cases were removed and consolidated in federal court in Alabama, and were subsequently remanded to their respective state courts (Illinois, Alabama, New Jersey, New York and California). In July 2001, the Illinois state court certified a nationwide class of plaintiffs. The case in Illinois was scheduled for trial on August 5, 2002. Prior to commencement of trial, however, we had been advised that the parties agreed to a settlement of the claims on a class-wide basis. The proposed settlement has been preliminarily approved by the court. A notice and hearing will occur (within two to three months) to obtain a final approval of the settlement.

    Any liability incurred by Lucent in connection with these class action cases will be considered an exclusive Lucent liability under the Contribution and Distribution Agreement between Lucent and us and, as a result, we are responsible for 10% of any such liability in excess of $50 million. The amount for which we may be responsible will not be finally determined until the class claims period expires.

    See "Developments in Legal Proceedings" below for related disclosure.

PATENT INFRINGEMENT INDEMNIFICATION CLAIMS

    A patent owner has sued three customers of our managed services business for alleged infringement of a single patent based on the customers' voicemail service. These customers' voicemail service offerings are partially or wholly provided by our managed services business. As a consequence, these customers are requesting defense and indemnification from us in the lawsuits under their managed services contracts. This matter is in the early stages and we cannot yet determine whether the outcome of this matter will have a material adverse effect on its financial position, results of operations or cash flows.

DEVELOPMENTS IN LEGAL PROCEEDINGS

    Subsequent to the issuance of our earnings press release for the third quarter of fiscal 2002 on July 22, 2002, we recorded adjustments to our financial statements as of and for the three and nine months ended June 30, 2002 in connection with certain developments in two litigation matters that occurred after the issuance of our earnings press release. In connection with the matter described under the caption "Coupon Program Class Action" above, the period for submitting a claim in that action expired on July 15, 2002. In late July, we made a final determination of our obligations in this matter by aggregating all claim notifications received with a postmark dated on or before the July 15, 2002 deadline. Based on this review, we determined that the estimated reserve for this matter recorded in the other liabilities section of our Balance Sheet as of June 30, 2002 exceeded the amount of actual aggregate claims received by approximately $4 million and, accordingly, we reversed this amount to other income (expense), net in our Statement of Operations for the three and nine months ended June 30, 2002.

    In addition, in August 2002, we were advised that a settlement had been reached in the matters involving Lucent and AT&T described under the caption "Lucent Consumer Products Class Actions" above. The proposed settlement has been preliminarily approved by the Illinois state court. Any liability borne by Lucent in connection with these class action cases will be considered an exclusive Lucent liability under the Contribution and Distribution Agreement between Lucent and us and, as a result, we are responsible for 10% of any such liability in excess of $50 million. We recorded an estimated liability in the other liabilities section of our Balance Sheet as of June 30, 2002 of approximately $6 million in connection with this settlement. The expense for such liability was recorded to other income (expense), net in our Statement of Operations for the three and nine months ended June 30, 2002. The $6 million represents our current estimate of our liability in this matter, although the amount for which we may ultimately be responsible will not be finally determined until the claims period expires.

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

THE APPLICATION OF CRITICAL ACCOUNTING POLICIES

    Our consolidated financial statements are based on the selection and application of accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to the financial statements. A description of all of our significant accounting policies used are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2001 filed with the SEC. We believe that the following policies may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results.

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

COLLECTIBILITY OF ACCOUNTS RECEIVABLE--In order to record our accounts receivable at their net realizable value, we must assess their collectibility. A considerable amount of judgment is required in order to make this assessment including an analysis of historical bad debts and other adjustments, a review of the aging of our receivables and the current creditworthiness of our customers. We have recorded allowances for receivables which we feel are uncollectible, including amounts for the resolution of potential issues such as disputed invoices, customer satisfaction claims and pricing discrepancies. However, depending on how such potential issues are resolved, or if the financial condition of our customers were to deteriorate and their ability to make required payments became impaired, increases in these allowances may be required.

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

    Effective October 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. We have reviewed the classification of our existing goodwill and other intangible assets, reassessed the useful lives previously assigned to other intangible assets, and discontinued amortization of goodwill. We also tested goodwill for impairment by comparing the fair value of our reporting units to their carrying value. Under these transition provisions, there was no goodwill impairment as of October 1, 2001.

    The provisions of SFAS 142 require that goodwill of a reporting unit be tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We intend to conduct the required impairment review for fiscal 2002 during the fourth quarter of fiscal 2002, at which time, if an impairment is identified, it will be recognized as a charge to the Statement of Operations. In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions and market place data.

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

BUSINESS RESTRUCTURING CHARGES--During fiscal 2000, 2001, and the second quarter of fiscal 2002, we recorded significant reserves in connection with our spin off from Lucent, the outsourcing of certain manufacturing facilities, the acceleration of our restructuring plan originally adopted in September 2000, and our efforts to improve our business performance in response to the continued industry-wide slowdown. These reserves include estimates related to employee separation costs, lease termination obligations and other exit costs. Although we do not anticipate significant changes, the actual costs may differ materially from these estimates resulting in additional charges or reversals.

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

COMMITMENTS AND CONTINGENCIES--We are subject to legal proceedings related to environmental, product, employment, intellectual property, licensing and other matters. In addition, we are subject to indemnification claims by Lucent under the terms of the contribution and distribution agreement. In order to determine the amount of reserves required, we assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required for these contingencies are made after analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy. Assessing the adequacy of any reserve for matters for which we may have to indemnify Lucent is especially difficult, as we do not control the defense of those matters. In addition, estimates are made for our repurchase obligations related to products sold to various distributors who obtain financing from certain third party lending institutions. Actual repurchases resulting from these obligations could differ materially from our estimates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    See Avaya's Annual Report filed on Form 10-K for the fiscal year ended September 30, 2001 (Item 7A). At June 30, 2002, there has been no material change in this information other than the interest rate swap agreements disclosed in Note 8 "Short-Term Borrowings and Long-Term Debt" to the unaudited interim consolidated financial statements. As a result of the interest rate swap agreements, we are subject to interest rate risk.

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

    None.

ITEM 5. OTHER INFORMATION.

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits:

    3.1 Amended and Restated By-laws of Avaya Inc., as amended on July 18, 2002.

    10.1 Avaya Involuntary Separation Plan for Senior Officers.

    99.1 Certification of Donald K. Peterson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2 Certification of Garry K. McGuire pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b) Reports on Form 8-K:

    The following Current Report on Form 8-K was filed by us during the fiscal quarter ended June 30, 2002:

    1. June 5, 2002--Item 5. Other Events--Avaya furnished restated segment amounts as of and for the fiscal year ended September 30, 2001 to conform to the Company's new operating segment presentation.

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

    August 14, 2002