Form 10-K
period 2002-09-30
AVAYA INC
filed 2002-12-23
CIK 1116521

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

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
Common Stock, par value $.01 per share                        New York Stock Exchange
Series A Junior Participating Preferred Stock Purchase        New York Stock Exchange
Rights
Liquid Yield Option-TM- Notes due 2021                        New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    At November 29, 2002, the aggregate market value of the voting common equity held by non-affiliates was approximately $907 million.

    At November 29, 2002, 365,801,780 common shares were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2002 Annual Report to Shareholders            Parts I, II and IV
Portions of the Proxy Statement for the 2003 Annual Meeting
  of Shareholders                                             Part III

                               TABLE OF CONTENTS

ITEM                                            DESCRIPTION                             PAGE
----                                            -----------                           --------
                                            PART I

 1.                     Business....................................................      4
 2.                     Properties..................................................     27
 3.                     Legal Proceedings...........................................     27
 4.                     Submission of Matters to a Vote of Security-Holders.........     31

                                           PART II

 5.                     Market for Registrant's Common Equity and Related                31
                        Stockholder Matters.........................................
 6.                     Selected Financial Data.....................................     31
 7.                     Management's Discussion and Analysis of Financial Condition      31
                        and Results of Operations...................................
 7A.                    Quantitative and Qualitative Disclosures About Market            31
                        Risk........................................................
 8.                     Financial Statements and Supplementary Data.................     31
 9.                     Changes in and Disagreements with Accountants on Accounting      31
                        and Financial Disclosure....................................

                                           PART III

 10.                    Directors and Executive Officers of the Registrant..........     31
 11.                    Executive Compensation......................................     33
 12.                    Security Ownership of Certain Beneficial Owners and              33
                        Management..................................................
 13.                    Certain Relationships and Related Transactions..............     33
 14.                    Controls and Procedures.....................................     33

                                           PART IV

 15.                    Exhibits, Financial Statement Schedules, and Reports on Form     34
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

    All market share data is based on the most recently available information from independent industry analysts.

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

    Avaya Inc. is a leading provider of communications systems, applications and services for enterprises, including businesses, government agencies and other organizations. Our product and solution offerings include converged voice and data networks, traditional voice communications systems, customer relationship management solutions, unified communications solutions and structured cabling products. We support our broad customer base with comprehensive global service offerings that help our customers plan, design, implement and manage their communications networks. We believe our global service organization is an important consideration for customers purchasing our products and solutions and is a source of significant revenue for us, primarily from maintenance contracts.

    We were incorporated under the laws of the State of Delaware under the name "Lucent EN Corp." on February 16, 2000, as a wholly owned subsidiary of Lucent Technologies Inc. As of June 27, 2000, our name was changed to "Avaya Inc." On September 30, 2000, Lucent contributed its enterprise networking business to us and distributed all of the outstanding shares of our capital stock to its shareowners. We refer to these transactions in this Annual Report on Form 10-K as the "distribution." Prior to the distribution, we had no material assets or activities as a separate corporate entity. Following the distribution, we became an independent public company, and Lucent has no continuing stock ownership interest in us.

OPERATING SEGMENTS

    We offer a broad array of communications systems, solutions and services that enable enterprises to communicate with their customers, suppliers, partners and employees through voice, Web, electronic mail, facsimile, Web chat sessions and other forms of communication, across an array of devices. These devices include telephones, computers, cell phones and personal digital assistants. Our broad portfolio of products includes products we have developed internally, products we have obtained through acquisitions, products manufactured by third parties which we resell, products and software provided to us by third parties as components of our offerings and products we have developed through our strategic alliances with other technology leaders. Our products range from systems designed for multinational enterprises with multiple locations worldwide, thousands of employees and advanced communications requirements to systems designed for businesses with less than ten employees.

    Prior to the fourth quarter of fiscal 2002, our businesses were organized into operating segments based on product groups. In the fourth quarter of fiscal 2002, we reevaluated our business model due to the continued decline in spending on enterprise communications technology by our customers and redesigned our operating segments to align them with discrete customer sets and market segment opportunities in order to optimize revenue growth and profitability. As a result, we now report our operating results in the following four segments:
Converged Systems and Applications, Small and Medium Business Solutions, Services and Connectivity Solutions. Please see Note 16 to our Consolidated Financial Statements for the year ended September 30, 2002, which is incorporated by reference from our 2002 Annual Report to Shareholders, for financial information regarding our operating segments.

    CONVERGED SYSTEMS AND APPLICATIONS SEGMENT

    Our Converged Systems and Applications segment is focused on the sale of communications solutions to our large enterprise customers. Our primary offerings for this segment include converged voice and data networks and traditional voice communications systems, customer relationship management offerings and unified communications solutions. A critical component of our strategy is our focus on the migration of our customers' circuit-switched voice communications systems, which we refer to as traditional voice communications systems, to a converged packet-based network that provides for the integration of voice, data, video and other application traffic on a single unified network. Internet Protocol, or IP, telephony systems integrate voice and data communications traffic for transmission across a single network infrastructure based on IP technology. Internet protocol is a type of protocol, or set of standardized procedures, for the formatting and timing of transmission of communications traffic between two pieces of equipment.

    We believe the implementation of a converged network can provide significant benefits to an enterprise in a number of ways. These benefits include:

    - reduced costs through the use of a single unified network;

    - simplified administration and least cost routing techniques for call processing;

    - increased worker productivity resulting from enhanced network access to all communication channels, such as voice, e-mail and fax, from any device, including computer, telephone, cell phone, fax machine and personal digital assistant.; and

    - enhanced business performance through the integration of IP telephony with other applications.

In particular, we believe the evolution of converged networks is leading to converged communications, which is characterized by the integration of real time communication applications, such as telephony operations and administration, call processing and call routing, and store and forward communications applications, such as voice messaging, email and unified communication, with business applications, such as customer relationship management and supply chain management, to increase productivity and support end-user needs more efficiently.

    CONVERGED SYSTEMS. We are the U.S. leader in traditional voice telephony and enterprise telephony, which we define as the market for traditional voice telephony and IP telephony in the aggregate. We have the third largest share of each of the U.S. IP telephony market, the global enterprise market and the global IP telephony markets.

    In February 2002, we announced the next generation of our Enterprise Class Internet Protocol Solutions, or ECLIPS which includes:

    - Avaya MultiVantage-TM- Software, our voice application software that includes call processing and contact center functions and an application-programming interface that supports a range of Avaya and third-party applications;

    - our media servers, which put voice applications such as call processing on the customer's local area network;

    - our media gateways, which support traffic routing between packet-switched and circuit-switched networks, providing enterprises with the flexibility to implement a new IP telephony system or to "IP-enable" their existing voice communications system, thereby helping to preserve existing communications technology investments;

    - Avaya VisAbility-TM- Management Suite, a Web-based comprehensive set of tools that manages complex voice and data network infrastructures;

    - our IP softphones, which provide the functionality of a digital telephone on a personal computer or a handheld device and our IP screenphones, which offer a personal computer's graphic screen in an IP telephone; and

    - our Avaya-TM- Extension to Cellular solution, which transparently bridges any cell phone to any Avaya communications server.

    We also offer a portfolio of products to support converged network infrastructures which carry voice, video and data traffic over any of the protocols supported by the Internet on local area, wide area and wireless networks including gigabit Ethernet, which facilitates the integration of the enterprise network, the service provider network and next generation switching systems such as optical networking. These products, which include switches, virtual private networks and policy management software are offered on a stand-alone basis, but are used primarily to support our converged systems offerings. Our family of converged network infrastructure products help provide a secure, reliable network infrastructure that enables deployment of IP-based communications applications.

    Our most advanced enterprise voice communications system is our DEFINITY-Registered Trademark- Enterprise Communications Server, which is offered worldwide in a variety of configurations,. Our DEFINITY product line is a family of products that provides for a reliable enterprise network for voice communication that integrates seamlessly with the public subscriber telephony network, or PSTN, the global collection of voice-oriented public telephone networks. It also offers integration with an enterprise's data network. Our DEFINITY servers support a variety of voice and data applications such as call and customer contact centers, messaging and interactive voice response, or IVR, systems. IVR systems allow an individual to access information in the enterprise's computer databases or conduct transactions by voice or using a touch-tone telephone. IVR systems are often used in conjunction with an automated attendant service to determine how the call should be routed given the caller's needs. Our DEFINITY servers support open and standard interfaces for computer telephony integration applications, which are advanced applications that assist in the making, receiving and managing of telephone calls. Our DEFINITY servers facilitate the ongoing transition at many enterprises from traditional voice telephony systems to advanced systems that integrate voice and data traffic and deploy increasingly sophisticated communications applications.

    CUSTOMER RELATIONSHIP MANAGEMENT. Our customer relationship management organization is focused on solutions that:

    - facilitate interactions between an enterprise and its internal and external customers across different types of access including voice communications, email, Internet chat and facsimile;

    - manage business and customer information to help ensure consistent delivery of customer service throughout the enterprise;

    - collect, integrate and analyze valuable customer and transaction information to help the enterprise better meet customer needs; and

    - provides reporting and analysis tools that help manage the overall administration and efficiency of cost center operations.

    Our offerings are essential components of many customer relationship management solutions, including:

    - call and customer contact center solutions;

    - customer self-service applications, such as IVR systems and software;

    - predicative dialing software and systems that manage inbound and outbound calls, improving the efficiency of an enterprise's agents; and

    - agent performance suites, such as call logging and monitoring, workforce management software and agent analytic tools.

    Our core customer relationship management, or CRM, product offerings are software and hardware systems and software applications for customer contact centers (including call centers) which are the foundation of many CRM solutions. We use the term call centers to refer to applications that primarily manage an enterprise's interactions with customers via the telephone, and the term contact centers to refer to applications that allow customers to interact with an enterprise using multiple mediums of communication, including electronic mail, access from a Web site, Web chat and collaboration, voice self-service, telephone calls and facsimiles. We are the leading provider of call center systems in North America and have the second largest share of the U.S. call center market. Our strategy is to leverage this leadership position to market a broader suite of CRM solutions.

    Our Avaya-TM- Call Center Solutions for MultiVantage-Registered Trademark-offer a suite of intelligent call routing alternatives that can accommodate single call centers or multiple call centers through "virtual" routing over a converged network. Calls can be routed to customer care agents or self-service applications based on a variety of criteria, or business rules, including call volume, workload, agent language or other expertise or across time zones or countries and in each case, routing is transparent to the customer. Our contact center solutions include Avaya-TM- Interaction Center, which manages interactions across a variety of communication channels--including Web, e-mail and advanced telephony systems. Avaya-TM- Interaction Center allows customers to contact the enterprise through their preferred mode of communication and, together with our other contact center components, helps enhance the customer's experience with the enterprise. Our Operational Analyst solution provides detailed and summary reporting to assist in efficiently and effectively managing the contact center's operations. Operational Analyst also provides business relevant analytical reporting that help facilitate business decisions relevant to contact center operations.

    Avaya CRM is supported by a professional services team of consultants who are dedicated to assisting enterprises in improving their customer relationship management, technology and execution. Our services range from designing and implementing an enterprise's customer relationship management technology strategy to setting up and integrating software applications that an enterprise purchases from us as part of its customer contact center. Our consultants also work with our sales force in selling our customer relationship management solutions. Typically, a customer that purchases our customer relationship management solutions purchases consulting services from us. We also provide subject matter advice to systems integrators as part of an overall customer relationship management strategy, as well as to provide guidance to achieve the integration of multi-vendor solutions.

    UNIFIED COMMUNICATION. We define Unified Communication as a family of solutions that allow individuals to collaborate and communicate more effectively and to move more quickly in a networked infrastructure through a variety of communications devices, including telephones, computers or personal digital assistants. Our Unified Communication solutions include our voice messaging and unified messaging products, our IP-based unified communication solution and other multimedia collaboration tools. Unified messaging is an advanced messaging solution that delivers the convenience and benefits of combining the storage of more than one type of message, including voice, facsimile and email.

    We are the worldwide leader in sales of voice messaging, unified messaging and unified communication solutions. Our messaging systems are configured both as stand-alone servers or as embedded software or hardware in communications servers. Many of our messaging systems are compatible with the voice communications systems of other vendors so that an enterprise may choose our messaging system as the standard for all its locations.

    We offer a wide variety of voice messaging and unified messaging solutions designed to serve the telephone call answering, facsimile, voice and unified messaging communications needs of enterprises. Unified messaging facilitates access to messages through the most convenient device, including Internet browsers, LAN-based personal computers and wireline or wireless telephones, using text-to-speech technology for telephonic e-mail retrieval. These products are marketed under a number of brands, including our primary brands, Octel-Registered Trademark- Messaging and INTUITY-TM-
AUDIX-Registered Trademark- Messaging. The ease and speed of our voice and facsimile messaging can improve an enterprise's efficiency by allowing messages to be sent instantly to teams, groups or an entire workforce across multiple locations. All of our messaging servers can be networked, over the Internet or public or private voice networks, to provide enterprise-wide voice and facsimile messaging through a single system.

    Our unified messaging capability, which accommodates voice, facsimile and email messages, is available for our Octel Messaging and INTUITY AUDIX systems and is also provided by our innovative Avaya Unified Messenger for Microsoft-Registered Trademark- Exchange, developed in cooperation with Microsoft Corporation. The Avaya Unified Messenger system is a unified messaging system software solution that stores voice and facsimile messages directly in a user's Microsoft Exchange electronic mailbox and enables user access to this mailbox by telephone or fax machine or a Microsoft Exchange interface on the user's personal computer.

    Our unified communication offering, Avaya-TM- Unified Communication Center, includes the following features:

    - message management--provides access to voice, fax and e-mail messages from an array of communication devices;

    - calling and conferencing management--allows users to initiate calls or conferences from any phone, including through the use of a voice recognition application, while leveraging the enterprise's communication system;

    - contact management--connects users to enterprise databases, providing the dialing capability of an office telephone to a computer or personal digital assistant; and

    - personal efficiency management--allows users to utilize personalized information filtering to prioritize communication interactions and screen calls or route them to voice mail.

    SMALL AND MEDIUM BUSINESS SOLUTIONS SEGMENT

    Our Small and Medium Business Solutions segment develops, markets and sells communications solutions, including IP telephony, traditional voice systems, unified communication and contact center solutions, for small and medium-sized businesses as well as the branch offices of large enterprises. Traditional voice communications systems designed for small and medium-sized businesses are also known as key and hybrid telephony systems. We have the second largest market share in the U.S. key/ hybrid voice market, although the market leader's share in this market is less than 1% greater than our current share. We have only recently introduced an IP telephony solution designed to serve the needs of small and medium-sized businesses.

    We launched Avaya-TM- IP Office, our IP telephony solution for small and medium-sized enterprises, in Europe in January 2002 and in North America in May 2002. IP Office can be deployed for enterprises with 2 to 256 stations and features full voice and data remote access, call distribution and alternate call routing for low cost and highest voice quality. In addition, the IP Office applications suite offer voice mail, unified messaging, wireless capability and an array of contact center management tools designed for the small and medium-sized enterprise.

    Our key and hybrid voice communications systems are our Merlin MAGIX system, which offers telephony, messaging, wireless and call center capability to enterprises with up to 200 stations and our Partner ACS system, which offers telephony, messaging and wireless to smaller enterprises with up to 40 stations. Our Avaya INDeX system is marketed primarily in Europe, Australia and Japan and can accommodate up to 1,088 stations. All of these systems can be IP enabled.

    SERVICES SEGMENT

    Our Services organization provides standard and customized solutions to enterprises in the following areas:

    - network planning and design--including planning, design and assessment of an enterprise's data network, its readiness for the implementation of IP telephony and a comprehensive suite of security services for separate voice and data networks as well as converged networks;

    - network implementation--including solution preparation, design, deployment and installation;

    - management and operations--offering enterprises and service providers an opportunity to outsource their communications systems; and

    - maintenance and support--providing maintenance of our customer's networks.

    We are the leading U.S. provider of maintenance services for enterprise voice communications systems.

    We deliver our service offerings through our Network Consulting Services, Managed Services, Data Services, Technical Services and Field Services organizations. Our Network Consulting team offers network planning and design services. Our Managed Services organization helps enterprises focus on core competencies by managing their internal voice communications systems and helps service providers grow revenues by providing end-to-end messaging and unified communication solutions. Our Data Services team can assist the enterprise with the design, implementation, installation, maintenance and management of its data network. Installation and repair of our products are performed primarily by our Field Services organization. Technical support and maintenance under contracts for our voice communications products are provided by our Technical Services and Field Services organizations.

    CONNECTIVITY SOLUTIONS SEGMENT

    We market our SYSTIMAX-Registered Trademark- SCS product line of structured cabling systems primarily to enterprises of various sizes for wiring phones, workstations, personal computers, local area networks and other communications devices through their buildings or across their campuses and our ExchangeMAX-Registered Trademark- product line primarily to central offices of service providers, such as telephone companies or Internet service providers. We also offer electronic cabinets to enclose and protect an enterprise's electronic devices and equipment.

    SYSTIMAX STRUCTURED CABLING SYSTEMS. We are the worldwide leader in sales of structured cabling systems to enterprises. We primarily market these products under the brand name SYSTIMAX. Our SYSTIMAX cabling systems provide a single cabling solution for a network that integrates voice, video, data and building controls on one network through an infrastructure of copper or fiber cabling and associated connecting apparatus. The SYSTIMAX copper and fiber apparatus solutions can be customized to fit a customer's needs.

    EXCHANGEMAX STRUCTURED CABLING SYSTEMS. We sell our ExchangeMAX structured cabling systems primarily to central offices of service providers such as telephone companies, original equipment manufacturers and third-party "engineering, furnish and install vendors. Central offices are locations that house switches to serve the subscribers of a service provider. Our ExchangeMAX systems are used to connect transmission and switching and other service provider topologies to the Public Switched Telephone Network, or PSTN and include coaxial and fiber cable used for voice frequency and digital and fiber distribution networks. Equipment includes main distributing frames, digital signal cross-connect frames, fiber distribution frames and surge protectors.

    ELECTRONIC CABINETS. An electronic cabinet is a sturdy environmental enclosure designed to house electronics devices and passive equipment, both in the outside plant and inside buildings. Such enclosures are designed to meet the specific needs of each equipment manufacturer's equipment and devices, including thermal characteristics, and are used mostly by service providers to protect wireless access equipment, switching equipment and broadband electronic equipment.

CUSTOMERS, SALES AND DISTRIBUTION

    CUSTOMERS

    Our customers include a broad set of enterprises ranging from large, multinational enterprises to small and mid-sized enterprises to governments and schools. We have thousands of customers, and no single end user customer represented more than 10% of our revenue for fiscal 2002 and 2001 although sales to our largest dealer, Expanets Inc., were approximately 10% of revenue for the fiscal year ended September 30, 2001.

    SALES AND DISTRIBUTION

    Our distribution strategy is to serve our customers through our direct sales forces and our indirect sales channel, which consists of our global network of distributors, dealers, value-added resellers and system integrators.

    CONVERGED SYSTEMS AND APPLICATIONS. We sell our Converged Systems and Applications solutions to enterprise customers through our direct sales channel and our global network of distributors, dealers, solutions providers and systems integrators. Outside the U.S., we employ a direct sales force in major areas with large enterprises while customers and geographic areas are served through our indirect sales channel.

    SMALL AND MEDIUM BUSINESS SOLUTIONS. We serve our Small and Medium Business Solutions customers primarily through our network of dealers and value-added resellers as well as through service providers. We also sell our solutions for this segment to other providers of communications solutions to be incorporated into their offerings. We will utilize a direct sales presence in support of the smaller offices of our larger enterprise customers and for our largest dealers and service providers.

    SERVICES. Our Services segment serves customers through our direct sales force and indirect channel partners, including alliance partners, service providers, distributors and resellers. In addition, sales opportunities for our Services segment will often arise from sales of our solutions through our Converged Systems and Applications and Small and Medium Business Solutions segments.

    CONNECTIVITY SOLUTIONS. Our SYSTIMAX structured cabling systems are sold primarily indirectly through a worldwide network of distributors. Our ExchangeMAX structured cabling systems and electronic cabinets are sold to service providers, original equipment manufacturers and distributors.

RESEARCH AND DEVELOPMENT

    We invested $459 million, or approximately 9.3% of our total revenue, in fiscal 2002 and $536 million, or approximately 7.9% of our total revenue, in fiscal 2001, in research and development. Each of our operating segments has an independent research and development organization. In addition, the research and development efforts of our operating segments are supported by Avaya Labs Research, a world-class basic research organization of approximately 80 professionals focused on technologies that will result in innovative products and services. The primary focus of Avaya Labs Research is the development of technologies and products for our Converged Systems and Applications segment and, to a lesser extent, our Services segment.

    We plan on using our substantial investment in research and development to develop new systems and software related to business communications applications, customer relationship management innovations, messaging solutions, personalized information portals, business infrastructure and architectures, Web centers, hosted solutions, data networks and services for Avaya's customers. These new systems and software will augment our current product offerings so that, together with our strategic alliances and services, we can offer our customers comprehensive advanced communications solutions. We are also developing self-service interfaces and tools for use by our customers and indirect channel partners. Avaya Labs Research will continue to seek opportunities to work with technology leaders from other companies and educational and research institutions to develop uniform technological standards as the building blocks for future communications and related enterprise systems.

MANUFACTURING AND SUPPLIES

    In fiscal 2001, we outsourced substantially all of our manufacturing, including assembly and testing, other than the manufacturing of our Connectivity Solutions product offerings, to Celestica Inc.. Currently, we are engaged in the manufacturing of our Connectivity Solutions product offerings in three facilities located in the United States, Australia and Ireland as well as in a facility in China operated by a joint venture in which we own a 60% interest.

    The success of our manufacturing initiative depends on the willingness and ability of contract manufacturers to produce our products. We may experience significant disruption to our operations by outsourcing so much of our manufacturing. If our contract manufacturers terminate their relationships with us or are unable to fill our orders on a timely basis, we may be unable to deliver our products to meet our customers' orders, which could delay or decrease our revenue.

    We believe we have adequate sources for the supply of the components of our products and for the finished products that we purchase from third parties.

COMPETITION

    The market for communications systems, applications and services is quickly evolving, highly competitive and subject to rapid technological change. Because we offer a wide range of systems, applications and services for several types of enterprises, we have a broad range of competitors. Many of our competitors are substantially larger than we are and have significantly greater financial, sales, marketing, distribution, technical, manufacturing and other resources. Competition for our Converged Systems and Applications offerings include products manufactured or marketed by a number of large communications equipment suppliers, including Nortel Networks Corporation, Cisco Systems, Inc., Siemens Aktiengesellschaft, Alcatel S.A. and NEC Corporation, as well as by a number of other companies, some of which focus on particular segments of the market such as customer relationship management. Some of the other competitors for our Converged Systems and Applications offerings include Aspect Communication Corporation and Captaris Inc. Our Small and Medium Business Solutions segments has many competitors, including Cisco, Nortel, Alcatel, NEC, Matsushita Electric Corporation of America, Inter-Tel, Incorporate and 3Com Corp., although the market for these solutions is fragmented. Our structured cabling systems' primary competitors are ADC Telecommunications, Inc., Telect Corporation, Siecor Corporation, Marconi plc, Nordx/CDT, Commscope, Inc. and Belden Inc. Our Services segment competes with Cisco Systems, Inc., NextiraOne, LLC,
Norstan, Inc., Nortel Networks Corporation, Siemens Aktengesellschaft, Ericsson, Ameritech Corporation and Verizon Communications Inc as well as many consulting firms. We expect to face increasing competitive pressures from both current and future competitors in the markets we serve.

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

    - price;

    - the financial condition of the communications technology provider;

    - brand recognition;

    - the ability to integrate various products into a customer's existing networsk, including the ability of a provider's products to interoperate with other providers communications product; and

    - the ability to be among the first to introduce new products.

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

    We currently hold more than 1,700 U.S. patents and patent applications as a result of patents and patent applications assigned to us by Lucent in connection with the distribution, together with patents issued and patent applications we have filed since the distribution and have obtained through acquisitions. In addition, we hold corresponding non-US patents and patent applications, as well as numerous trademarks, both in the United States and in foreign countries. There are no time restrictions applicable to the patents assigned to us by Lucent. We have entered into a cross license with Lucent in connection with these patents.

    Our intellectual property policy is to protect our products and processes by asserting our intellectual property rights where appropriate and prudent. We will also obtain patents, copyrights, and other intellectual property rights used in connection with our business when practicable and appropriate.

EMPLOYEES

    As of September 30, 2002, we employed approximately 18,800 full-time employees, of which approximately 11,900 are management and non-union-represented employees and approximately 6,700 are U.S. union-represented employees covered by collective bargaining agreements. On
May 31, 1998 Lucent entered into collective bargaining agreements with the Communications Workers of America and the International Brotherhood of Electrical Workers. In connection with the distribution, we assumed the obligations under the agreements with respect to our union-represented employees. Each agreement is effective until May 31, 2003 unless the parties reach a mutual agreement to amend its term. We believe that we generally have a good relationship with our employees and the unions that represent them.

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

BACKLOG

    Our backlog, which represents the aggregate of the sales price of orders received from customers, but not yet recognized as revenue, was approximately $270 million and $320 million on September 30, 2002 and September 30, 2001, respectively. The majority of these orders are fulfilled within two months. However, all orders are subject to possible rescheduling by customers. Although we believe that the orders included in the backlog are firm, some orders may be cancelled by the customer without penalty, and we may elect to permit cancellation of orders without penalty where management believes it is in our best interests to do so.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

    We are subject to a wide range of governmental requirements relating to employee safety and health and to the handling and emission into the environment of various substances used in our operations. We are subject to certain provisions of environmental laws, particularly in the United States, governing the cleanup of soil and groundwater contamination. Such provisions impose liability for the costs of investigating and remediating releases of hazardous materials at our currently or formerly owned or operated sites. In certain circumstances, this liability may also include the cost of cleaning up historical contamination, whether or not caused by us. We are currently conducting investigation and/or cleanup of known contamination at approximately seven of our facilities either voluntarily or pursuant to government directives.

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

    In addition, the current Federal Tax Allocation Agreement and the current State and Local Income Tax Allocation Agreement by and among Lucent and its subsidiaries governing the allocation of income taxes among Lucent and its subsidiaries continues to apply to us for taxable periods prior to and including the distribution. The material agreements related to the distribution are incorporated by reference as exhibits to this Annual Report on Form 10-K and the summaries of any such agreements set forth below are qualified in their entirety by reference to the full text of such agreements.

CONTRIBUTION AND DISTRIBUTION AGREEMENT

    The Contribution and Distribution Agreement sets forth the agreements between us and Lucent with respect to the principal corporate transactions required to effect the distribution, and other agreements governing the relationship between Lucent and us.

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

    RELEASES AND INDEMNIFICATION

    The Contribution and Distribution Agreement provides for a full and complete release and discharge of all liabilities existing or arising from all acts and events occurring or failing to occur or alleged to have occurred or to have failed to occur and all conditions existing or alleged to have existed on or before the date of the Contribution and Distribution Agreement, between or among us or any of our subsidiaries or affiliates, on the one hand, and Lucent or any of its subsidiaries or affiliates other than us, on the other hand, except as expressly set forth in the Contribution and Distribution Agreement.

    We have agreed to indemnify, hold harmless and defend Lucent, each of its affiliates and each of their respective directors, officers and employees, from and against certain liabilities relating to, arising out of or resulting from the contribution and the distribution or any material breach by us of the Contribution and Distribution Agreement or any of the ancillary agreements. Lucent has agreed to indemnify, hold harmless and defend us, each of our affiliates and each of our respective directors, officers and employees from and against all liabilities related to Lucent's businesses other than the contributed businesses and any material breach by Lucent of the agreement or any of the ancillary agreements. Also, each party has indemnified the other party and its affiliates, subject to limited exceptions, against any claims of patent, copyright or trademark infringement or trade secret misappropriation with respect to any product, software or other material provided by or ordered from such party.

    CONTINGENT LIABILITIES AND CONTINGENT GAINS

    The Contribution and Distribution Agreement provides for liability sharing by us and Lucent with respect to contingenciesprimarily relating to our respective businesses or otherwise assigned to each of us. The Contribution and Distribution Agreement requires Lucent to bear 50% of all losses in excess of $50 million incurred by us in connection with a contingent liability primarily related to our businesses. In addition, we are required to bear 10% of all losses in excess of $50 million incurred by Lucent in connection with a contingent liability primarily related to Lucent's businesses.

    The Contribution and Distribution Agreement also provides that we will bear 10% and Lucent will bear 90% of all losses incurred in connection with shared contingent liabilities, which are defined as:

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

    Please see "Legal Proceedings" for a description of certain matters involving Lucent for which we have assumed responsibility under the Contribution and Distribution Agreement.

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

    CHANGE OF CONTROL

    In the event that, at any time prior to the third anniversary of the distribution, there is a change of control of us as defined in the Contribution and Distribution Agreement, then Lucent could terminate or cause us to reconvey some of the rights, including important intellectual property rights, granted to us under the Intellectual Property Agreements.

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

INTELLECTUAL PROPERTY AGREEMENTS

    We entered into a series of agreements with Lucent pursuant to which Lucent transferred to us the primary trademarks used in the sale of our products and services, except for Lucent's name and logo and the Bell Laboratories name; we and Lucent divided ownership of technology, patents, patent applications and non-U.S. counterparts between us and Lucent; and we and Lucent granted cross-licenses to each other with respect to patents and technology.

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

FORWARD LOOKING STATEMENTS

    (Cautionary Statements Under the Private Securities Litigation Reform Act of
1995)

    Our disclosure and analysis in this report and in our 2002 Annual Report to Shareholders contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

    Any or all of our forward-looking statements in this report, in the 2002 Annual Report to Shareholders and in any other public statements we make MAY TURN OUT TO BE WRONG. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

    Except as may be required under the federal securities laws, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q and 8-K reports to the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

    The risks and uncertainties referred to above include, but are not limited to, price and product competition, rapid technological development, dependence on new product development, the mix of our products and services, customer demand for our products and services, the ability to successfully integrate acquired companies, control of costs and expenses, the ability to form and implement alliances, the ability to implement in a timely manner our restructuring plan, the economic, political and other risks associated with international sales and operations, U.S. and non-U.S. government regulation, general industry and market conditions and growth rates and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. In addition, set forth below is a more detailed discussion of the risks and uncertainties we face.

    The categorization of risks set forth below is meant to help you better understand the risks facing our business and are not intended to limit your consideration of the possible effects of these risks to the listed categories. Any adverse effects related to the risks discussed below may, and likely will, adversely affect many aspects of our business.

    RISKS RELATED TO OUR REVENUE AND BUSINESS STRATEGY

    OUR REVENUE HAS DECLINED SIGNIFICANTLY DURING THE PAST SEVERAL QUARTERS AND IF BUSINESS CAPITAL SPENDING, PARTICULARLY FOR ENTERPRISE COMMUNICATIONS PRODUCTS AND SERVICES, DOES NOT IMPROVE OR DETERIORATES, OUR REVENUE MAY CONTINUE TO DECLINE AND OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED.

    Our revenue for the quarter ended September 30, 2002 was $1,152 million, a decrease of 20.1%, or $290 million, from $1,442 million for the quarter ended September 30, 2001, a sequential decrease of 5.5%, or $67 million, from $1,219 million for the quarter ended June 30, 2002, and a decrease of 9.9%, or $127 million, from $1,279 for the quarter ended March 31, 2002.

    Our operating results are significantly affected by the impact of economic conditions on the willingness of enterprises to make capital investments, particularly in enterprise communications technology and related services. Although general economic conditions have shown some signs of improvement recently, we have seen a continued decline in spending on enterprise communications technology and services by our customers. We believe that enterprises continue to be concerned about their ability to increase revenues and thereby increase their profitability. Accordingly, they have tried to maintain or improve profitability through cost reduction and reduced capital spending. Because we do not believe that enterprise communications spending will improve significantly in the near term, we expect there to be continued pressure on our ability to generate revenue.

    To the extent that enterprise communications spending does not improve or deteriorates, our revenue and operating results will continue to be adversely affected and we may not be able to comply with the financial covenants included in our credit facility.

    REVENUE GENERATED BY OUR TRADITIONAL BUSINESS, ENTERPRISE VOICE COMMUNICATIONS PRODUCTS, HAS BEEN DECLINING FOR THE LAST SEVERAL YEARS AND IF WE DO NOT SUCCESSFULLY IMPLEMENT OUR STRATEGY TO EXPAND OUR SALES IN MARKET SEGMENTS WITH HIGHER GROWTH RATES, OUR REVENUE AND OPERATING RESULTS MAY CONTINUE TO BE ADVERSELY AFFECTED.

    We have been experiencing declines in revenue from our traditional business, enterprise voice communications products. We expect, based on various industry reports, a low growth rate or no growth in the future in the market segments for these traditional products. We are implementing a strategy to capitalize on the higher growth opportunities in our market, including converged voice and data network products, customer relationship management solutions and unified communication applications. This strategy requires us to make a significant change in the direction and operations of our company to focus on the development and sales of these products. The success of this strategy, however, is subject to many risks, including the risks that:

    - we do not develop new products or enhancements to our current products on a timely basis to meet the changing needs of our customers;

    - customers do not accept our products or new technology, or industry standards develop that make our products obsolete;

    - our competitors introduce new products before we do and achieve a competitive advantage by being among the first to market;

    - capital spending by our customers on communications products and services continues to decline.

    Our traditional enterprise voice communications products and the advanced communications solutions described above are a part of our Converged Systems and Applications and Small and Medium Business Solutions segments. If we are unsuccessful in implementing our strategy, the contribution to our results from these segments may decline, reducing our overall operating results and thereby requiring a greater need for external capital resources and our Services segment may be adversely affected to the extent that Services revenues are related to sales of these products and solutions.

    WE ARE SIGNIFICANTLY CHANGING THE FOCUS OF OUR COMPANY IN ORDER TO CONCENTRATE ON THE DEVELOPMENT AND MARKETING OF ADVANCED COMMUNICATIONS SOLUTIONS, INCLUDING CONVERGED VOICE AND DATA NETWORK PRODUCTS, AND THIS CHANGE IN FOCUS MAY NOT BE SUCCESSFUL OR MAY ADVERSELY AFFECT OUR BUSINESS.

    We are making a significant change in the direction and strategy of our company to focus on the development and sales of converged voice and data networks and other advanced communications solutions. In order to implement this change, we must:

    - retrain our sales staff to sell new types of products and services and improve our marketing of such products and services;

    - retrain our Services employees to service the new products and solutions;

    - develop relationships with new types of distribution partners;

    - research and develop more converged voice and data products and products using communications media other than voice traffic, which has historically been our core area of expertise; and

    - build credibility among customers that we are capable of delivering advanced communications solutions beyond our historic product lines; and

    - expand our current customer base by selling our advanced communications solutions to enterprises who have not previously purchased our products.

    If we do not successfully implement this change in focus, our operating results may be adversely affected. However, even if we successfully address these challenges, our operating results may still be adversely affected if the market opportunity for advanced communications solutions, including converged voice and data network products, does not develop in the ways that we anticipate. Because this market opportunity is in its early stages, we cannot predict whether:

    - the demand for advanced communications solutions and converged voice and data products will grow as fast as we anticipate;

    - new technologies will cause the market to evolve in a manner different than we expect; or

    - we will be able to obtain a leadership or profitable position as this opportunity develops.

    The recent introduction of new IP telephony products demonstrates some of the risks associated with entering new markets or introducing new technologies. According to a recent industry study, shipments of IP telephony products dropped sequentially for the first time in the first calendar quarter of 2002. Some industry analysts have indicated that the recent introduction of the next generation of our ECLIPS portfolio of IP hardware and software may have caused many enterprises who were considering implementing IP telephony systems to reconsider their deployment plans while they evaluate our ECLIPS announcement as well a subsequent product announcement from a key competitor.

    In addition, as a part of the change in our focus from traditional voice communications to move advanced communications solutions, we realigned our operating segments twice during fiscal 2002. Effective January 1, 2002, we implemented an internal reorganization designed to enable us to understand and manage our product groups with greater precision. As a result of that reorganization, our Communications Solutions segments was divided into two separate segments--Systems and Applications. In the fourth quarter of fiscal 2002, we reevaluated our business model in light of the continued decline in spending on enterprise communications technology by our customers. This reevaluation resulted in moving forward in the design of our then existing operating segments to focus more firmly on aligning them with discrete customer sets and market segment opportunities in order to optimize revenue growth and profitability. Accordingly, we reorganized the Systems and Applications segments to form the Converged Systems and Applications segments and the Small and Medium Business Solutions segment. We cannot assure that the reorganization of our businesses will yield the desired benefits or that the implementation of the reorganization will not disrupt our operations and adversely affect our operating results.

    WE MAY NOT BE ABLE TO DISPOSE OF OUR CONNECTIVITY SOLUTIONS BUSINESS ON TERMS SATISFACTORY TO US OR AT ALL.

    In February 2002, we engaged Salomon Smith Barney Inc. to explore alternatives for our Connectivity Solutions segment, including the possible sale of the business. Our goal in exploring alternatives for our Connectivity Solutions segment is to strengthen our focus on higher growth opportunities by emphasizing our Converged Systems and Applications, Small and Medium Sized Business Solutions and Services offerings, such as converged voice and data network products and unified communication and customer relationship management solutions. In addition, we believe that the proceeds from any sale of our Connectivity Solutions segment would help enhance our liquidity. We have had discussions with interested parties concerning a possible sale of Connectivity Solutions, however, current market conditions make it difficult for us to realize fair value for this business. Accordingly, we may not be able to dispose of our Connectivity Solutions segment on terms satisfactory to us or at all. If we are unable to dispose of our Connectivity Solutions segment on terms satisfactory to us or at all, our operating results and liquidity may suffer and we may not be able to focus our business on our Converged Systems and Applications, Small and Medium Sized Business Solutions and Services offerings, which also may adversely affect our business.

    IF WE DISPOSE OF OUR CONNECTIVITY SOLUTIONS BUSINESS, OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED.

    Prior to fiscal 2001, our Connectivity Solutions segment provided a significant contribution to our operating results. Any disposition of our Connectivity Solutions segment could result in the loss of a historically significant contributor to our operating results, which could adversely affect our consolidated operating results. See the segment information included in
Note 16--Operating Segments included in our accompanying Notes to our Consolidated Financial Statements included elsewhere in this report for further information regarding the contribution of Connectivity Solutions to our consolidated operating results.

    RISKS RELATED TO OUR LIQUIDITY AND CAPITAL RESOURCES

    WE MAY NOT HAVE ADEQUATE OR COST-EFFECTIVE LIQUIDITY OR CAPITAL RESOURCES.

    Our cash needs include making payments on and refinancing our indebtedness and funding working capital, capital expenditures, strategic acquisitions, business restructuring charges related expenses, employee benefit obligations and for general corporate purposes. In addition, holders of our Liquid Yield Option Notes due 2021, or LYONs, may require us to purchase all or a portion of their LYONs on October 31, 2004, 2006 and 2011 at a price equal to the sum of the issue price and accrued original issue discount on the LYONs as of the applicable purchase date. Under the terms of the indenture governing the LYONs, we may, at our option, elect to pay the purchase price in cash or shares of common stock or any combination of cash and shares of common stock, although our credit facility prohibits us from using more than $100 million in cash to redeem or repurchase the LYONs. Further, upon the occurrence of specific kinds of change in control events, we may have substantial repayment obligations under existing debt agreements. Our ability to satisfy our cash needs depends on our ability to generate cash from operations and access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

    Our ability to generate cash from operations is affected by the terms of our credit agreement, the indenture governing our LYONs, and the indenture governing our Senior Secured Notes. These instruments impose, and any future indebtedness may impose, various restrictions and covenants, including financial covenants, that may limit our ability to respond to market conditions, provide for unanticipated capital investments, make strategic acquisitions or take advantage of business opportunities.

    If we do not generate sufficient cash from operations, we will need to access the financial markets. External financing may not be available to us on acceptable terms or at all. Under the terms of any external financing, we may incur higher than expected financing expenses, and become subject to additional restrictions and covenants. In addition, our ability to obtain external financing is affected by the terms of our debt agreements. Our existing debt agreements include covenants that limit our ability to incur additional indebtedness. In addition, our credit facility requires us to comply with certain financial covenants. We have in the past been required to seek amendments of our credit facilities in order to ensure our compliance with the financial covenants. If we are unable to comply with our financial covenants and cannot amend or waive those covenants, an event of default under the credit facility would occur. If a default occurs, the lenders under our credit facility could accelerate the maturity of our debt obligations and terminate their commitments to lend to us. If such a default occurs when our debt obligations under the credit facility exceed $100 million, our debt obligations in respect of the $200 million interest rate swaps, the LYONs and the Senior Secured Notes could be accelerated. In addition, although we currently have a $561 million five-year credit facility, the terms of the facility require mandatory commitment reductions over the remaining term of the facility and additional commitment reductions upon the issuance of debt, sales of assets or repurchase or redemption of the LYONs, thereby reducing our available liquidity. Currently there are no funds drawn under our credit facility.

    Our ability to obtain external financing and, in particular, debt financing, is also affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. Our corporate credit is rated BB- and our long-term senior unsecured debt is rated B by Standard & Poor's, each with a negative outlook, and our long-term senior unsecured debt is rated B3 by Moody's with a negative outlook. Any increase in our level of indebtedness or deterioration of our operating results may cause a further reduction in our current debt ratings. These downgrades, among other factors, could impair our ability to secure additional financing on acceptable terms, and we cannot assure you that we will be successful in raising any of the new financing on acceptable terms.

    Our ability to obtain equity financing is dependent upon the performance of our stock price. The market for technology stocks, including our common stock, has been extremely volatile recently. As of November 29, 2002, the closing price of our common stock on the New York Stock Exchange was $2.90 per share and the 52-week low trading price for our common stock as of that date was $1.12 per share. The current trading price of our common stock may hinder our ability in the near term to obtain equity financing on cost-effective terms or at all.

    HOLDERS OF OUR COMMON STOCK COULD EXPERIENCE SUBSTANTIAL DILUTION IF HOLDERS OF OUR LYONS REQUIRE US TO REPURCHASE A SIGNIFICANT PORTION OF OUR LYONS IN OCTOBER 2004.

    Holders of our LYONs may require us to purchase all or a portion of their LYONs on October 31, 2004, 2006 and 2011 at a price equal to the sum of the issue price and accrued original issue discount on the LYONs as of the applicable purchase date. Under the terms of the indenture governing the LYONs, we may, at our option, elect to pay the purchase price in cash or, subject to certain conditions, in shares of common stock or any combination of cash and common stock, although our existing credit facility prohibits us from using more than $100 million to redeem or repurchase the LYONs. If the trading price of our common stock does not improve or deteriorates and we pay a substantial portion of the purchase price of any LYONs we are required to purchase in October 2004 in shares of our common stock, our stockholders could may suffer significant dilution.

    THE VALUE OF THE ASSETS IN OUR PENSION PLANS HAS DECREASED SIGNIFICANTLY IN FISCAL 2002 AND AS A RESULT, WE WILL LIKELY INCUR ADDITIONAL EXPENSE AND FUNDING OBLIGATIONS THAT MAY HAVE AN ADVERSE EFFECT ON OUR FINANCIAL POSITION, RESULTS OF OPERATIONS AND CASH FLOWS.

    The recent decline in the global equity markets has resulted in a decrease in the value of the assets in our pension plans. This decline will likely adversely affect our related accounting results in future periods through higher pension expense, additional minimum liabilities with corresponding reductions in stockholders' equity, and increased cash funding requirements. Based on the value of the assets in our pension plans as of January 1, 2002, we will be required to fund approximately $45 million to the plans in fiscal 2003. We estimate that for fiscal 2004, we will be required to fund more than $45 million to our pension plans.

    OUR LARGEST DEALER MAY NOT BE ABLE TO SATISFY IN FULL ITS OBLIGATIONS TO US UNDER A SHORT-TERM LINE OF CREDIT.

    As of September 30, 2002, Expanets Inc., currently our largest dealer, owed us approximately $35 million under a short-term line of credit we provided to Expanets in 2001. The remaining balance under the line of credit was originally due on December 31, 2002 and under the terms of the related credit agreement, may be offset by certain obligations we have to Expanets related to the March 2000 sale of our primary distribution function for voice communications systems for small and medium-sized enterprises to Expanets. We have had, and continue to have, discussions with Expanets regarding operational issues related to the March 2000 sale. Although these issues are unrelated to Expanets' and Northwestern's obligations under the credit agreement, because of the importance to us of our relationship with Expanets and the customer base served by Expanets, in December 2002, we agreed to extend the term of the credit agreement to February 2003.

    Outstanding amounts under the line of credit are secured by Expanets' accounts receivable and inventory. In addition, Expanets' parent company, NorthWestern Corporation, has guaranteed up to $50 million of Expanets' obligations under the credit agreement. A default by NorthWestern of its guarantee obligations under the credit agreement would constitute a default under Expanets' dealer agreement with Avaya, resulting in a termination of the non-competition provisions contained in such agreement and permitting us to sell products to Expanets' customers.

    There can be no assurance that Expanets will be able to comply with the remaining terms of the credit agreement. In the event Expanets is unable to comply with the terms of the credit agreement and a default occurs, it may be costly and time consuming to exercise the remedies available to us. We cannot assure you that the exercise of such remedies will yield an amount sufficient to satisfy in full all of Expanets' obligations to us.

    RISKS RELATED TO OUR OPERATING RESULTS

    DISRUPTION OF, OR CHANGES IN THE MIX OF, OUR PRODUCT DISTRIBUTION MODEL OR CUSTOMER BASE COULD AFFECT OUR REVENUES AND GROSS MARGINS.

    If we fail to manage distribution of our products and services properly, or if our distributors' financial condition or operations weaken, our revenues and gross margins could be adversely affected. Furthermore, a change in mix of direct sales and indirect sales could adversely affect our revenues and gross margins.

    We use a variety of channels to bring our products to customers, including direct sales, distributors, dealers, value-added resellers and system integrators. Since each distribution channel has a distinct profile, the failure to achieve the most advantageous balance in the delivery model for our products and services could adversely affect our gross margins and operating results.

    For example:

    - As we respond to demand from certain categories of customers to sell directly to them, we could risk alienating channel partners and adversely affecting our distribution model.

    - Some of our system integrators may demand that we absorb a greater share of the risks that their customers may ask them to bear, affecting our gross margins.

    - Some of our channel partners may have insufficient financial resources and may not be able to withstand changes in business conditions, including the recent economic slowdown. Revenues from indirect sales could suffer if our distributors' financial condition or operations weaken.

    We must manage inventory effectively, particularly with respect to sales to distributors. Distributors may increase orders during periods of product shortages, cancel orders if their inventory is too high, or delay orders in anticipation of new products. Distributors also may adjust their orders in response to the supply of our products and the products of our competitors that are available to the distributor and to seasonal fluctuations in end-user demand. If we have excess inventory, we may have to reduce our prices and write down inventory, which in turn could result in lower gross margins. In addition, if sales through indirect channels increase, this may lead to greater difficulty in forecasting the mix of our products, and to a certain degree, the timing of orders from our customers.

    OUR GROSS MARGINS MAY BE NEGATIVELY AFFECTED, WHICH IN TURN COULD NEGATIVELY AFFECT OUR OPERATING RESULTS.

    Our gross margins have been decreasing recently and may be negatively affected as result of a number of factors, including:

    - increased price competition;

    - excess capacity;

    - higher material or labor costs;

    - warranty costs;

    - obsolescence charges;

    - loss of cost savings on future inventory purchases as a result of high inventory levels;

    - introductions of new products and costs of entering new markets;

    - increased levels of customer services;

    - changes in distribution channels; and

    - changes in product and geographic mix.

    CHANGES IN EFFECTIVE TAX RATES OR THE RECORDING OF INCREASED DEFERRED TAX ASSET VALUATION ALLOWANCES IN THE FUTURE COULD AFFECT OUR OPERATING RESULTS.

    Our effective tax rates in the future could be adversely affected by earnings being lower or losses being higher than anticipated in countries where we have tax rates that are lower than the U.S. statutory rate and earnings being higher or losses lower than anticipated in countries where we have tax rates that are higher than the U.S. statutory tax rate, changes in our net deferred tax assets valuation allowance, or by changes in tax laws or interpretations thereof.

    For example, during fiscal 2002 our effective tax rate was adversely effected by an unfavorable geographic distribution of earnings and losses and we recorded an increase in our net deferred tax assets valuation allowance of $364 million. If the geographic distribution of our earnings and losses continues to be unfavorable in the future, our effective tax rate could be adversely affected. In addition, based on our assessment of our deferred tax assets, we determined, based on certain available tax planning strategies, that $532 million of our deferred tax assets will more likely than not be realized in the future and no valuation allowance is currently required for this portion of our deferred tax assets. Should we determine in the future that it is no longer more likely than not that these assets will be realized, we will be required to record an additional valuation allowance in connection with these deferred tax assets and our operating results would be adversely affected in the period such determination is made.

    RISKS RELATED TO OUR OPERATIONS

    WE PLAN TO EXPAND OUR INTERNATIONAL SALES, WHICH WILL SUBJECT US TO ADDITIONAL BUSINESS RISKS THAT MAY ADVERSELY AFFECT OUR OPERATING RESULTS DUE TO INCREASED COSTS.

    We intend to continue to pursue growth opportunities internationally. In many countries outside the United States, long-standing relationships between our potential customers and their local providers and protective regulations, including local content requirements and type approvals, create barriers to entry. In addition, pursuit of such international growth opportunities may require us to make significant investments for an extended period before returns on such investments, if any, are realized. International operations are subject to a number of risks and potential costs, including:

    - expenditure of significant amounts of time and money to build a brand identity in locations where our new brand is not recognized currently without certainty that we will be successful;

    - unexpected changes in regulatory requirements;

    - the need to customize marketing and product capabilities to reach localized customer requirements;

    - inadequate protection of intellectual property in certain countries outside the U.S;

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

    WE HAVE RESTRUCTURED OUR BUSINESS TO RESPOND TO INDUSTRY AND MARKET CONDITIONS, HOWEVER, THE ASSUMPTIONS UNDERLYING OUR RESTRUCTURING EFFORTS MAY PROVE TO BE INACCURATE AND WE MAY HAVE TO RESTRUCTURE OUR BUSINESS AGAIN IN THE FUTURE.

    In response to changes in industry and market conditions, we have restructured our business in the past, are currently restructuring our business and may again restructure our business in the future to achieve certain cost savings and to strategically realign our resources. We have based our restructuring plans on certain assumptions regarding the cost structure of our business and the nature, severity and duration of the current slowdown in enterprise communications technology spending which may not prove to be accurate. We will continue to assess our cost structure and restructuring efforts based on an ongoing assessment of industry conditions.

    Our restructuring initiatives may not be sufficient to meet the changes in industry and market conditions, and such conditions may continue to deteriorate or last longer than we expect. In addition, we may not be able to successfully implement our restructuring initiatives and may be required to refine, expand or extend our restructuring initiatives, which may require the recording of additional charges. Furthermore, our workforce reductions may impair our ability to realize our current or future business objectives. Lastly, costs incurred in connection with restructuring actions may be higher than the estimated costs of such actions and/or may not lead to the anticipated cost savings. As a result, our restructuring efforts may not result in our return to profitability within the currently expected timeframe.

    OUR COLLECTIVE BARGAINING AGREEMENTS EXPIRE DURING FISCAL 2003 AND THE RENEGOTIATION OF THESE AGREEMENTS MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

    Our collective bargaining agreements with the Communications Workers of America and the International Brotherhood of Electrical Workers and the labor agreement related to our variable Services workforce each expire on May 31, 2003. If we are unsuccessful in renegotiating new labor agreements, our operations may be disrupted and our operating results may be adversely affected. Even if we successfully renegotiate these agreements, the terms of any new agreements may be less favorable than our current labor agreements, thereby adversely affecting our operating results.

    WE DEPEND ON CONTRACT MANUFACTURERS TO PRODUCE MOST OF OUR PRODUCTS AND IF THESE MANUFACTURERS ARE UNABLE TO FILL OUR ORDERS ON A TIMELY AND RELIABLE BASIS, WE WILL LIKELY BE UNABLE TO DELIVER OUR PRODUCTS TO MEET CUSTOMER ORDERS OR SATISFY THEIR REQUIREMENTS.

    We have outsourced substantially all of our manufacturing operations related to our Converged Systems and Applications and Small and Medium Business Solutions segments. Our ability to realize the intended benefits of our manufacturing outsourcing initiative will depend on the willingness and ability of contract manufacturers to produce our products. We may experience significant disruption to our operations by outsourcing so much of our manufacturing. If our contract manufacturers terminate their relationships with us or are unable to fill our orders on a timely basis, we may be unable to deliver our products to meet our customers' orders, which could delay or decrease our revenue or otherwise have an adverse effect on our operations.

    THE TERMINATION OF STRATEGIC ALLIANCES OR THE FAILURE TO FORM ADDITIONAL STRATEGIC ALLIANCES COULD LIMIT OUR ACCESS TO CUSTOMERS AND HARM OUR REPUTATION WITH CUSTOMERS.

    Our strategic alliances are important to our success because they provide us the ability to offer comprehensive advanced communications solutions, reach a broader customer base and strengthen brand awareness. We may not be successful in creating new strategic alliances on acceptable terms or at all. In addition, most of our current strategic alliances can be terminated under various circumstances, some of which may be beyond our control. Further, our alliances are generally non-exclusive, which means our partners may develop alliances with some of our competitors. We may rely more on strategic alliances in the future, which would increase the risk to our business of losing these alliances.

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

    We depend on highly skilled technical personnel to research and develop, market and service new products. To succeed, we must hire and retain employees who are highly skilled in rapidly changing communications technologies In particular, as we implement our strategy of focusing on advanced communications solutions and the convergence of voice and data networks, we will need to:

    - retain our researchers in order to maintain a group sufficiently large to support our strategy to continue to introduce innovative products and to offer comprehensive advanced communications solutions;

    - hire more employees with experience developing and providing advanced communications products and services; and

    - retrain our existing sales force to sell converged and advanced communications products and services and maintain a workforce for our Services group with the requisite skills to service these products.

    Individuals who have these skills and can perform the services we need to provide our products and services are scarce. Because the competition for qualified employees in our industry is intense, hiring and retaining employees with the skills we need is both time-consuming and expensive. We might not be able to hire enough of them or to retain the employees we currently employ. Our inability to hire and retain the individuals we need could hinder our ability to sell our existing products, systems, software or services or to develop and sell new products, systems, software or services. If we are not able to attract and retain qualified individuals, we will not be able to successfully implement many of our strategies and our business will be harmed.

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

    The sizes of our competitors vary across our market segments, Many of our competitors have greater financial, personnel, capacity and other resources than we have in each of our market segments or overall. As a result, our competitors may be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in client requirements. Competitors with greater financial resources also may be able to offer lower prices, additional products or services or other incentives that we cannot match or do not offer. These competitors may be in a stronger position to respond quickly to new or emerging technologies and may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential customers, employees and strategic partners.

    RISKS RELATED TO CONTINGENT LIABILITIES

    WE MAY INCUR LIABILITIES AS A RESULT OF OUR OBLIGATION TO INDEMNIFY, AND TO SHARE CERTAIN LIABILITIES WITH, LUCENT TECHNOLOGIES INC. IN CONNECTION WITH OUR SPIN-OFF FROM LUCENT IN SEPTEMBER 2000.

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

    Please see "Legal Proceedings" for a description of certain matters involving Lucent for which we have assumed responsibility under the contribution and distribution agreement and a description of other matters for which we may be obligated to indemnify or share the cost with Lucent. We cannot assure you we will not have to make indemnification or other cost sharing payments to Lucent in connection with these matters or that Lucent will not submit a claim for indemnification or cost sharing to us in connection with any future matter. In addition, our ability to assess the impact of matters for which we may have to indemnify or share the cost with Lucent is made more difficult by the fact that we do not control the defense of these matters.

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

    In addition, third parties may claim that a customer's use of our product's, systems or software infringes the third party's intellectual property rights. Under certain circumstances, we may be required to indemnify our customers for some of the costs and damages related to such an infringement claim. Any indemnification requirement could have a material adverse effect on our business and our operating results.

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

ITEM 2.  PROPERTIES.

    As of September 30, 2002, we operated three manufacturing facilities and one warehouse location in the United States and three other countries. We also have 557 offices located in 52 countries and twelve research and development facilities located in Australia, India, Israel, France, Singapore, the United Kingdom and the United States. Our principal manufacturing facilities are located in Australia, Ireland and the United States. We also have a 25.5% interest in a joint venture located in Gandhinagar, India and a 60% interest in a joint venture in China. Both of these joint ventures are predominantly used as manufacturing sites and are mostly on owned property. Our facilities have aggregate floor space of approximately 11.5 million square feet, of which approximately 4.5 million square feet is owned and approximately 7.0 million square feet is leased. Our lease terms range from monthly leases to 17 years. We believe that all of our facilities and equipment are in good condition and are well maintained and able to operate at present levels.

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

    A class has recently been certified in the West Virginia state court matter. The certified class in the West Virginia action includes those persons or entities that purchased, leased or financed the products in question. In addition, the court also certified as a subclass all class members who had service protection plans or other service or extended warranty contracts with Lucent in effect as of April 1, 1998, as to which Lucent failed to offer a Year 2000-compliant solution. The federal court in the New York action has issued a decision and order denying class certification, dismissing all but certain fraud claims by one representative plaintiff. No class claims remain in the case at this time. The federal court in the California action has issued an opinion and order granting class certification on a provisional basis, pending submission by plaintiffs of certain proof requirements mandated by the Y2K Act. The class includes any entities that purchased or leased certain products on or after January 1, 1990, excluding those entities who did not have a New Jersey choice of law provision in their contracts and those who did not purchase equipment directly from the defendants. The complaints seek, among other remedies, compensatory damages, punitive damages and counsel fees in amounts that have not yet been specified. At this time, we cannot determine whether that the outcome of these actions will have a material adverse effect on our financial position, results of operations or cash flows. In addition, if these cases are not resolved in a timely manner, they will require expenditure of significant legal costs related to their defense.

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

    We understand that the federal district court in New Jersey has issued orders staying all securities actions, as well as those related to the securities cases, so the parties may discuss a potential global settlement of claims. We also understand that the parties have had preliminary meetings to discuss settlement of these cases.

    Any liability incurred by Lucent in connection with these stockholder class action lawsuits may be deemed a shared contingent liability under the Contribution and Distribution Agreement and, as a result, we would be responsible for 10% of any such liability. All of these actions are still in the relatively early stages of litigation and an outcome cannot be predicted and, as a result, we cannot assure you that these cases will not have a material adverse effect on our financial position, results of operations or cash flows.

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

    The complaint alleges, among other things, that the manner in which we plan to implement the transactions, as described in our proxy statement, violates certain aspects of Delaware law with regard to the treatment of fractional shares and the proposed method of valuing the fractional interests, and further, that the description of the proposed transactions in the proxy statement is misleading to the extent it reflects such violations. The action purports to be a class action on behalf of all holders of less than 50 shares of our common stock. The plaintiff is seeking, among other things, damages as well as injunctive relief enjoining us from effecting the transactions and requiring us to make corrective, supplemental disclosure. In June 2002, the court denied the plaintiff's motion for summary judgment and granted our cross-motion for summary judgment. The plaintiff has appealed the Chancery Court's decision to the Delaware Supreme Court and, in November 2002, the Delaware Supreme Court affirmed the lower court's ruling in our favor. Subsequently, the plaintiff filed a motion for re-hearing by the Delaware Supreme Court, arguing that the court misapplied the law concerning fractional "shares" versus fractional "interests" to the facts of the case. We have filed our response to the plaintiff's motion with the Delaware Supreme Court and await its ruling. We cannot provide assurance that this lawsuit will not impair our ability to implement any of the transactions.

    In April 2002, a complaint was filed against us in the Superior Court of New Jersey, Somerset County, in connection with the reverse/forward stock splits described above. The action purports to be a class action on behalf of all holders of less than 50 shares of our common stock. The plaintiff is seeking, among other things, injunctive relief enjoining us from effecting the transactions. In recognition of the then pending action in the Delaware Court of Chancery, the plaintiff voluntarily dismissed his complaint without prejudice, pending the outcome of the Delaware action.

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

    LUCENT CONSUMER PRODUCTS CLASS ACTIONS

    In several class action cases (the first of which was filed on June 24, 1996), plaintiffs claim that AT&T and Lucent engaged in fraud and deceit in continuing to lease residential telephones to consumers without adequate notice that the consumers would pay well in excess of the purchase price of a telephone by continuing to lease. The cases were removed and consolidated in federal court in Alabama, and were subsequently remanded to their respective state courts (Illinois, Alabama, New Jersey, New York and California). In July 2001, the Illinois state court certified a nationwide class of plaintiffs. The case in Illinois was scheduled for trial on August 5, 2002. Prior to commencement of trial, however, we had been advised that the parties agreed to a settlement of the claims on a class-wide basis. The settlement was approved by the court on November 4, 2002. Claims from class members must be filed on or about
January 15, 2003.

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

    PATENT INFRINGEMENT INDEMNIFICATION CLAIMS

    A patent owner has sued three customers of our managed services business for alleged infringement of a single patent based on the customers' voicemail service. These customers' voicemail service offerings are partially or wholly provided by our managed services business. As a consequence, these customers are requesting defense and indemnification from us in the lawsuits under their managed services contracts. This matter is in the early stages and we cannot yet determine whether the outcome of this matter will have a material adverse effect on its financial position, results of operations and cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

    During the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K, no matter was submitted to a vote of security-holders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Information required by this item is incorporated by reference from Note 19 to the Consolidated Financial Statements on page 74 of our 2002 Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA.

    Information required by this item is incorporated by reference from SELECTED FINANCIAL DATA on page 17 of our 2002 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Information required by this item is incorporated by reference from MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS on pages 18 through 41 of our 2002 Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Information required by this item is incorporated by reference from the discussion under the heading "FINANCIAL INSTRUMENTS" in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS on pages 37 through 39 of our 2002 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Information required by this item is incorporated by reference from the REPORT OF INDEPENDENT ACCOUNTANTS on page 42 of our 2002 Annual Report and from our consolidated financial statements and related notes on pages 43 through 75 of our 2002 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following table sets forth information as to persons who serve as our executive officers.

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
Donald K. Peterson........................     53      Chairman and Chief Executive Officer
Stephan Clark.............................     49      Group Vice President, Connectivity
                                                       Solutions
Pamela F. Craven..........................     49      Senior Vice President, General Counsel and
                                                       Secretary
Louis J. D'Ambrosio.......................     38      Group Vice President, Worldwide Services
Michael A. Dennis.........................     44      Senior Vice President, Services Strategy
                                                       and Business Development
Maryanne DiMarzo..........................     51      Senior Vice President, Human Resources
David P. Johnson..........................     42      Group Vice President, Small and Medium
                                                       Business Solutions
Garry K. McGuire, Sr......................     56      Chief Financial Officer and Senior Vice
                                                       President, Operations

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
Michael Thurk.............................     50      Group Vice President, Converged Systems
                                                       and Applications

    Information about our Directors, including Mr. Peterson, is incorporated by reference from the discussion under Proposal 1 set forth in our Proxy Statement for the 2003 Annual Meeting of Shareholders.

    STEPHAN CLARK has been our Group Vice President, Connectivity Solutions since August 1, 2002. From September 30, 2000 until July 31, 2002, Mr. Clark was our Vice President, Connectivity Solutions. From January 2000 until
September 30, 2000, he was responsible for global management of Lucent Technologies Inc.'s ("Lucent") Connectivity Solutions business. From 1994 to 1999, Mr. Clark served as Sales and Marketing Vice President for Lucent's Power Systems business.

    PAMELA F. CRAVEN has been our Senior Vice President, General Counsel and Secretary since August 1, 2002. From September 30, 2000 until July 31, 2002, Mrs. Craven was our Vice President, General Counsel and Secretary. Mrs. Craven was a director of Avaya from its inception until September 30, 2000 and was Vice President, General Counsel and Secretary of Lucent Technologies Inc.'s ("Lucent") Enterprise Networks Group from March 2000 until September 30, 2000. Mrs. Craven served as Vice President, Law for Lucent from November 1995 to
April 2000 and was also Secretary of Lucent from February 1, 1999 until
April 2000.

    LOUIS J. D'AMBROSIO has been our Group Vice President, Worldwide Services, since December 19, 2002. Prior to December 19, 2002, Mr. D'Ambrosio served in a number of executive positions with International Business Machines Corporation, including most recently as Vice President of Worldwide, Sales and Global Operations-Software Business. Mr. D'Ambrosio joined IBM in 1985.

    MICHAEL A. DENNIS has been our Senior Vice President, Services Strategy and Business Development since December 19, 2002. From August 1, 2002 through December 18, 2002, Mr. Dennis was our Group Vice President, Worldwide Services. Mr. Dennis was our Vice President of Worldwide Operations and Services from September 30, 2000 until July 31, 2002. Mr. Dennis was Vice President of U.S. Services for Lucent Technologies Inc.'s ("Lucent") Enterprise Networks Group from April 2000 until September 30, 2000. He joined AT&T Corp. in July 1981 and moved to Lucent following its spin-off in 1996. Mr. Dennis has held various positions at Lucent including Sales Vice President and Field Services Vice President.

    MARYANNE DIMARZO has been our Senior Vice President, Human Resources since August 1, 2002. Ms. DiMarzo was our Vice President, Human Resources from September 30, 2000 until June 30, 2002. Ms. DiMarzo was Vice President, Human Resources, for Lucent Technologies Inc.'s ("Lucent") Enterprise Networks Group from April 2000 until September 30, 2000. From 1997 until March 200,
Ms. DiMarzo was Human Resources Vice Presidentof the Corporate Centers at
Lucent.

    DAVID P. JOHNSON has been our Group Vice President, Small and Medium Business Solutions since August 1, 2002. Mr. Johnson was our Vice President of Worldwide Sales from September 30, 2000 until July 31, 2002. Mr. Johnson was Vice President of Worldwide Sales for Lucent Technologies Inc.'s ("Lucent") Enterprise Networks Group from April 2000 until September 30, 2000. He joined AT&T Corp. in 1982 and moved to Lucent following its spin-off in 1996.
Mr. Johnson has held various positions at Lucent, including International President of Enterprise Networks and Regional President of Asia/Pacific Region.

    GARRY K. MCGUIRE, SR. has been our Chief Financial Officer since
September 30, 2000 and our Senior Vice President, Operations, since January 1, 2002. Mr. McGuire was Chief Financial Officer for Lucent Technologies Inc.'s ("Lucent") Enterprise Networks Group from May 2000 until September 30, 2000. Mr. McGuire was a consultant to Kleiner, Perkins, Caufield and Byers/Broadband Office from August 1999 to December 1999. He was President and Chief Executive Officer of Williams

Communications Solutions, LLC, from April 1997 to July 1999, and was President of Nortel Communications Systems, LLC ("Nortel"), from September 1995 until April 1997.

    MICHAEL THURK has been our Group Vice President, Converged Systems and Applications since August 1, 2002. Mr. Thurk was our GroupVice President, Systems, from January 2002 until July 31, 2002. From June 1998 until December 2001, Mr. Thurk held various positions at Ericsson Datacom Inc., including President and Executive Vice President, Division Data Backbone and Optical Networks. Mr. Thurk was President of Xyplex Networks from June 1996 until June 1998.

ITEM 11.  EXECUTIVE COMPENSATION

    Information required by this item is incorporated by reference from the discussion under the heading EXECUTIVE COMPENSATION AND OTHER INFORMATION in our Proxy Statement for the 2003 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information required by this item is incorporated by reference from the discussion under the heading SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT and under the heading EXECUTIVE COMPENSATION AND OTHER INFORMATION-EQUITY COMPENSATION PLAN INFORMATION AS OF SEPTEMBER 30, 2002 in our Proxy Statement for the 2003 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information required by this item is incorporated by reference from the discussion under the heading CORPORATE GOVERNANCE AND RELATED MATTERS, CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS in our Proxy Statement for the 2003 Annual Meeting of Shareholders.

ITEM 14.  CONTROLS AND PROCEDURES.

    We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

    Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the principal executive officer and principal financial officer of Avaya Inc. have concluded that Avaya Inc.'s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by Avaya Inc. in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

    There were no significant changes in Avaya Inc.'s internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed as a part of this Annual Report on Form 10-K:

    (1) Financial Statements:

                                                                             PAGE(S) IN OUR 2002
                                                                                ANNUAL REPORT
                                                                               TO SHAREHOLDERS
                                                                             -------------------
        (i)    Consolidated Statements of Operations.......................            43
        (ii)   Consolidated Balance Sheets.................................            44
        (iii)  Consolidated Statements of Changes in Stockholders' Equity
               and of Comprehensive Income (Loss)..........................            45
        (iv)   Consolidated Statements of Cash Flows.......................            46
        (v)    Notes to Consolidated Financial Statements..................         47-75

    (2) Financial Statement Schedules:

        (i)    Schedule II--Valuation and Qualifying Accounts..............    Page 38 of
                                                                              this Annual
                                                                                Report on
                                                                               Form 10-K

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Avaya Inc.:

    Our audits of the consolidated financial statements referred to in our report dated November 27, 2002 appearing in the 2002 Annual Report to Shareholders of Avaya Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
New York, New York
November 27, 2002

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

    (3) Exhibits:

    The following documents are filed as Exhibits to this Annual Report on Form 10-K or incorporated by reference herein:

       EXHIBIT
       NUMBER
---------------------
         2              Contribution and Distribution Agreement+

         3.1            Restated Certificate of Incorporation of Avaya Inc.+

         3.2            Amended and Restated By-laws of Avaya Inc., as amended on
                        July 18, 2002(4)

         4.1            Specimen Common Stock certificate+

         4.2            Restated Certificate of Incorporation of Avaya Inc.
                        (incorporated by reference as Exhibit 3.1 hereto)+

         4.3            Amended and Restated By-laws of Avaya Inc. (filed as Exhibit
                        3.2 hereto)(4)

         4.4            Rights Agreement between Avaya Inc. and The Bank of New
                        York, as Rights Agent+

         4.5 Amendment No. 1 to Rights Agreement between Avaya Inc. and the Bank of New York as Rights Agent (5)

         4.6            Form of Certificate of Designations of Series A Junior
                        Participating Preferred Stock (attached as Exhibit A to the
                        Rights Agreement filed as Exhibit 4.4 hereto)+

         4.7            Form of Right Certificate (attached as Exhibit B to the
                        Rights Agreement incorporated by reference as Exhibit 4.4 hereto)+

         4.8            Preferred Stock Certificate(1)

         4.9            Series A Warrant(1)

         4.10           Series B Warrant(1)

         4.11           Form of Indenture between Avaya Inc. and The Bank of New
                        York, as Trustee(1)

       EXHIBIT
       NUMBER
---------------------
         4.12           Form of Supplemental Indenture between the Company and The
                        Bank of New York, as Trustee, relating to the Liquid Yield
                        Options Notes due 2021 (Zero Coupon-Senior)(3)

         4.13           Series C Warrant(13)

        10.22           Second Supplemental Indenture, dated as of March 28, 2002, between the Company and The Bank of New York, as Trustee(6)

        10.23           Form of Global Note(6)

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

        10.20           364-Day Competitive Advance and Revolving credit facility
                        Agreement, dated as of August 28, 2001 among Avaya Inc.,
                        Citibank, N.A., as Agent, Salomon Smith Barney, as Lead
                        Arranger, The Chase Manhattan Bank and Deutsche Bank AG New
                        York Branch and Credit Suisse First Boston, as
                        Co-Syndication Agents, and the Lenders party thereto(7)

        10.24           Five Year Competitive Advance and Revolving credit facility
                        Agreement, dated as of September 25, 2000 among Lucent
                        Technologies Inc., Avaya Inc., Citibank, N.A., as Agent,
                        Salomon Smith Barney, as Lead Arranger, Bank One, NA, The
                        Chase Manhattan Bank and Deutsche Bank AG New York and/or
                        Cayman Islands Branches, as Co-Syndication Agents and
                        Co-Arrangers, Commerzbank AG, as Co-Arranger and the Lenders
                        party thereto(8)

        10.25           Letter Amendment No. 1, dated as of August 10, 2001, to the
                        Five Year Credit Agreement by and among Avaya Inc.,
                        Citibank, N.A., As Agent and the Lenders party thereto(2)

       EXHIBIT
       NUMBER
---------------------
        10.26           Severance Agreement, dated as of September 1, 2001, between the Company and Donald K. Peterson(9)

        10.27 Stock Purchase Agreement by and among the Company and the Warburg Entities, dated as of March 10, 2002(10)

        10.28 Conversion Agreement by and among the Company and the Warburg Entities, dated as of March 10, 2002(10)

        10.29           Security Agreement, dated as of March 25, 2002, among the
                        Company, certain subsidiaries of the Company and The Bank of
                        New York, as Collateral Trustee.(6)

        10.30           Collateral Agreement, dated as of March 25, 2002, among the
                        Company, certain subsidiaries of the Company and The Bank of
                        New York, as Collateral Trustee.(6)

        10.31           Avaya Involuntary Separation Plan for Senior Officers(11)

        10.32           Amended and Restated Five Year Competitive Advance and
                        Revolving Credit Facility Agreement, dated as of
                        September 3, 2002 among Avaya Inc., the lenders party to the
                        Credit Agreement and Citibank, N.A., as Agent for such
                        lenders(12)

        10.33           Backstop Agreement, by and among the Company and the Warburg
                        Entities, dated as of December 28, 2002(13)

        13 The 2001 Annual Report to Shareholders, which, except for those portions incorporated by reference, is furnished solely for the information of the Commission and is not deemed "filed."*

        21              List of Subsidiaries of Avaya Inc.*

        23              Consent of PricewaterhouseCoopers LLP*

        24              Power of Attorney*

        99.1            Certification of Donald K. Peterson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

        99.2            Certification of Garry K. McGuire Sr. pursuant to Section
                        906 of the Sarbanes-Oxley Act of 2002*

------------------------

+ Incorporated by reference from Avaya's Registration Statement on Form 10 (Reg. No. 1-15951), declared effective by the Securities and Exchange Commission on September 15, 2000.

*   Filed herewith

(1) Incorporated by reference from Avaya's Registration Statement on Form S-3 (Reg. No. 333-57962), declared effective by the Commission on May 24, 2001.

(2) Incorporated by reference from Avaya's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3) Incorporated by reference from Avaya's Registration Statement on Form 8-A dated October 30, 2001.

(4) Incorporated by reference from Avaya's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(5) Incorporated by reference from Avaya's Current Report on Form 8-K dated February 27, 2002.

(6) Incorporated by reference from Avaya's Current Report on Form 8-K dated March 28, 2002.

(7) Incorporated by reference from Avaya's Annual Report on Form 10-K for the year ended September 30, 2001.

(8) Incorporated by reference from Avaya's Annual Report on Form 10-K for the year ended September 30, 2000.

(9) Incorporated by referemce from Avaya's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(10) Incorporated by reference from Avaya's Current Report on Form 8-K dated March 11, 2002.

(11) Incorporated by referemce from Avaya's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(12) Incorporated by reference from Avaya's Quarterly Report on Form 8-K dated September 4, 2002.

(13) Incorporated by reference from Avaya's Registration Statement on Form S-4 filed on December 23, 2002.

(b) Reports on Form 8-K during the last quarter of the fiscal year covered by this Report:

       1. August 12, 2002--Item 9. Regulation FD Disclosure--Avaya furnished information regarding adjustments to its previously announced financial results for the fiscal quarter ended June 30, 2002.

       2. August 14, 2002--Item 9. Regulation FD Disclosure--Avaya furnished copies of the sworn statements of its principal executive officer and principal financial officer pursuant to SEC Order No. 4-460.

       3. September 3, 2002--Item 5. Other Events--Avaya disclosed amendments to its five-year credit facility.

                          AVAYA INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN MILLIONS)

COLUMN A                                  COLUMN B      COLUMN C    COLUMN D    COLUMN E
--------                                ------------   ----------   --------   ----------
                                                       ADDITIONS
                                         BALANCE AT     CHARGED     CHARGED
                                        BEGINNING OF   TO COSTS &   TO OTHER                 BALANCE AT
                                           PERIOD       EXPENSES    ACCOUNTS   DEDUCTIONS   END OF PERIOD
                                        ------------   ----------   --------   ----------   -------------
YEAR 2002
Allowance for doubtful accounts.......       $68          $ 53          --         $94          $ 27
Deferred tax asset valuation
  allowance...........................        49           364         202           3           612

YEAR 2001
Allowance for doubtful accounts.......       $62          $ 53        $ --         $47          $ 68
Deferred tax asset valuation
  allowance...........................        49            --          --          --            49

YEAR 2000
Allowance for doubtful accounts.......        58            36          --          32            62
Deferred tax asset valuation
  allowance...........................        73            --          --          24            49

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     AVAYA INC.

                                                     By:             /s/ GARRY K MCGUIRE SR
                                                          --------------------------------------------
                                                                        Garry K. McGuire
                                                             CHIEF FINANCIAL OFFICER AND SENIOR VICE
                                                                      PRESIDENT, OPERATIONS

December 23, 2002

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

                  SIGNATURE                                 TITLE                       DATE
                  ---------                                 -----                       ----
Principal Executive Officer:

/s/ DONALD K. PETERSON
------------------------------------           Chairman and Chief Executive       December 23, 2002
Donald K. Peterson                               Officer

Principal Financial Officer:

/s/ GARRY K. MCGUIRE                           Chief Financial Officer and
------------------------------------             Senior Vice President,           December 23, 2002
Garry K. McGuire Sr.                             Operations

Principal Accounting Officer:

/s/ CHARLES D. PEIFFER
------------------------------------           Vice President and Controller      December 23, 2002
Charles D. Peiffer

Directors:

/s/ GARRY K. MCGUIRE SR.,
ATTORNEY-IN-FACT
------------------------------------           Director                           December 23, 2002
Mark Leslie

/s/ GARRY K. MCGUIRE SR.,
ATTORNEY-IN-FACT
------------------------------------           Director                           December 23, 2002
Philip Odeen

/s/ GARRY K. MCGUIRE SR.,
ATTORNEY-IN-FACT
------------------------------------           Director                           December 23, 2002
Daniel C. Stanzione

                  SIGNATURE                                 TITLE                       DATE
                  ---------                                 -----                       ----
/s/ GARRY K. MCGUIRE SR.,
ATTORNEY-IN-FACT
------------------------------------           Director                           December 23, 2002
Paula Stern

/s/ GARRY K. MCGUIRE SR.,
ATTORNEY-IN-FACT
------------------------------------           Director                           December 23, 2002
Ronald Zarrella

                                 CERTIFICATION

I, Donald K. Peterson, certify that:

1.  I have reviewed this annual report on Form 10-K of Avaya Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002

                                 CERTIFICATION

I, Garry K. McGuire Sr., certify that:

1.  I have reviewed this annual report on Form 10-K of Avaya Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002

                                 EXHIBIT INDEX

       EXHIBIT                                                                          PAGE
       NUMBER                                                                          NUMBER
       -------                                                                         ------
         2              Contribution and Distribution Agreement+

         3.1            Restated Certificate of Incorporation of Avaya Inc.+

         3.2            Amended and Restated By-laws of Avaya Inc., as amended on
                        July 18, 2002(4)

         4.1            Specimen Common Stock certificate+

         4.2            Restated Certificate of Incorporation of Avaya Inc.
                        (incorporated by reference as Exhibit 3.1 hereto)+

         4.3            Amended and Restated By-laws of Avaya Inc. (filed as Exhibit
                        3.2 hereto)(4)

         4.4            Rights Agreement between Avaya Inc. and The Bank of New
                        York, as Rights Agent+

         4.5 Amendment No. 1 to Rights Agreement between Avaya Inc. and the Bank of New York as Rights Agent(5)

         4.6            Form of Certificate of Designations of Series A Junior
                        Participating Preferred Stock (attached as Exhibit A to the
                        Rights Agreement filed as Exhibit 4.4 hereto)+

         4.7            Form of Right Certificate (attached as Exhibit B to the
                        Rights Agreement incorporated by reference as Exhibit 4.4 hereto)+

         4.8            Preferred Stock Certificate(1)

         4.9            Series A Warrant(1)

         4.10           Series B Warrant(1)

         4.11           Form of Indenture between Avaya Inc. and The Bank of New
                        York, as Trustee(1)

         4.12           Form of Supplemental Indenture between the Company and The
                        Bank of New York, as Trustee, relating to the Liquid Yield
                        Options Notes due 2021 (Zero Coupon-Senior)(3)

         4.13           Series C Warrant (13)

        10.22           Second Supplemental Indenture, dated as of March 28, 2002, between the Company and The Bank of New York, as Trustee(6)

        10.23           Form of Global Note(6)

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

        10.9            Avaya Inc. Deferred Compensation Plan+

        10.10           Employment Agreement of Mr. Peterson, dated August 8, 1995+

        10.11           Avaya Inc. Supplemental Pension Plan+

        10.12           Avaya Inc. 2000 Stock Compensation Plan for Non-Employee
                        Directors+

        10.13           Trademark License Agreement+

       EXHIBIT                                                                          PAGE
       NUMBER                                                                          NUMBER
       -------                                                                         ------
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

        10.20           364-Day Competitive Advance and Revolving credit facility
                        Agreement, dated as of August 28, 2001 among Avaya Inc.,
                        Citibank, N.A., as Agent, Salomon Smith Barney, as Lead
                        Arranger, The Chase Manhattan Bank and Deutsche Bank AG New
                        York Branch and Credit Suisse First Boston, as
                        Co-Syndication Agents, and the Lenders party thereto(7)

        10.24           Five Year Competitive Advance and Revolving credit facility
                        Agreement, dated as of September 25, 2000 among Lucent
                        Technologies Inc., Avaya Inc., Citibank, N.A., as Agent,
                        Salomon Smith Barney, as Lead Arranger, Bank One, NA, The
                        Chase Manhattan Bank and Deutsche Bank AG New York and/or
                        Cayman Islands Branches, as Co-Syndication Agents and
                        Co-Arrangers, Commerzbank AG, as Co-Arranger and the Lenders
                        party thereto(8)

        10.25           Letter Amendment No. 1, dated as of August 10, 2001, to the
                        Five Year Credit Agreement by and among Avaya Inc.,
                        Citibank, N.A., As Agent and the Lenders party thereto(2)

        10.26           Severance Agreement, dated as of September 1, 2001, between the Company and Donald K. Peterson(9)

        10.27 Stock Purchase Agreement by and among the Company and the Warburg Entities, dated as of March 10, 2002(10)

        10.28 Conversion Agreement by and among the Company and the Warburg Entities, dated as of March 10, 2002(10)

        10.29           Security Agreement, dated as of March 25, 2002, among the
                        Company, certain subsidiaries of the Company and The Bank of
                        New York, as Collateral Trustee.(6)

        10.30           Collateral Agreement, dated as of March 25, 2002, among the
                        Company, certain subsidiaries of the Company and The Bank of
                        New York, as Collateral Trustee.(6)

        10.31           Avaya Involuntary Separation Plan for Senior Officers(11)

        10.32           Amended and Restated Five Year Competitive Advance and
                        Revolving Credit Facility Agreement, dated as of September
                        3, 2002 among Avaya Inc., the lenders party to the Credit
                        Agreement and Citibank, N.A., as Agent for such lenders(12)

        10.33           Backstop Agreement, by and among the Company and the Warburg
                        Entities, dated as of December 28, 2002(13)

        13 The 2001 Annual Report to Shareholders, which, except for those portions incorporated by reference, is furnished solely for the information of the Commission and is not deemed "filed."*

        21              List of Subsidiaries of Avaya Inc.*

        23              Consent of PricewaterhouseCoopers LLP*

        24              Power of Attorney*

       EXHIBIT                                                                          PAGE
       NUMBER                                                                          NUMBER
       -------                                                                         ------
        99.1            Certification of Donald K. Peterson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

        99.2            Certification of Garry K. McGuire Sr. pursuant to Section
                        906 of the Sarbanes-Oxley Act of 2002*

------------------------

+                       Incorporated by reference from Avaya's Registration
                        Statement on Form 10 (Reg. No. 1-15951), declared effective by the Securities and Exchange Commission on September 15,
                        2000.

*                       Filed herewith

(1)                     Incorporated by reference from Avaya's Registration
                        Statement on Form S-3 (Reg. No. 333-57962), declared effective by the Commission on May 24, 2001.

(2)                     Incorporated by reference from Avaya's Quarterly Report on
                        Form 10-Q for the quarter ended June 30, 2001.

(3)                     Incorporated by reference from Avaya's Registration
                        Statement on Form 8-A dated October 30, 2001.

(4)                     Incorporated by reference from Avaya's Quarterly Report on
                        Form 10-Q for the quarter ended June 30, 2002.

(5)                     Incorporated by reference from Avaya's Current Report on
                        Form 8-K dated February 27, 2002.

(6)                     Incorporated by reference from Avaya's Current Report on
                        Form 8-K dated March 28, 2002.

(7)                     Incorporated by reference from Avaya's Annual Report on Form
                        10-K for the year ended September 30, 2001.

(8)                     Incorporated by reference from Avaya's Annual Report on Form
                        10-K for the year ended September 30, 2000.

(9)                     Incorporated by referemce from Avaya's Quarterly Report on
                        Form 10-Q for the quarter ended December 31, 2001.

(10)                    Incorporated by reference from Avaya's Current Report on
                        Form 8-K dated March 11, 2002.

(11)                    Incorporated by referemce from Avaya's Quarterly Report on
                        Form 10-Q for the quarter ended June 30, 2002.

(12)                    Incorporated by reference from Avaya's Quarterly Report on
                        Form 8-K dated September 4, 2002.

(13)                    Incorporated by reference from Avaya's Registration
                        Statement on Form S-4 filed on December 23, 2002.