Form 10-Q
period 2002-12-31
AVAYA INC
filed 2003-02-12
CIK 1116521

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At December 31, 2002, 366,200,785 common shares were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

        ITEM                                    DESCRIPTION                             PAGE
---------------------                           -----------                           --------
                            PART I FINANCIAL INFORMATION

 1.                     Financial Statements........................................      3
                        Management's Discussion and Analysis of Financial Condition
 2.                       and Results of Operations.................................     21
                        Quantitative and Qualitative Disclosures About Market
 3.                       Risk......................................................     38
 4.                     Controls and Procedures.....................................     38

                             PART II OTHER INFORMATION

 1.                     Legal Proceedings...........................................     39
 2.                     Changes in Securities and Use of Proceeds...................     39
 3.                     Defaults Upon Senior Securities.............................     39
 4.                     Submission of Matters to a Vote of Security Holders.........     39
 5.                     Other Information...........................................     39
 6.                     Exhibits and Reports on Form 8-K............................     39
                        Signatures..................................................     40

    This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Avaya and its subsidiaries and other companies, as indicated. Unless otherwise provided in this Quarterly Report on Form 10-Q, trademarks identified by-Registered Trademark- and-TM- are registered trademarks or trademarks, respectively, of Avaya Inc. or its subsidiaries. All other trademarks are the properties of their respective owners. Liquid Yield Option-TM- Notes is a trademark of Merrill, Lynch & Co., Inc.
Microsoft-Registered Trademark- is a registered trademark of Microsoft Corporation.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                          AVAYA INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                 THREE MONTHS
                                                                     ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
REVENUE
  Products..................................................   $  605     $  758
  Services..................................................      462        548
                                                               ------     ------
                                                                1,067      1,306
                                                               ------     ------
COSTS
  Products..................................................      359        462
  Services..................................................      285        327
                                                               ------     ------
                                                                  644        789
                                                               ------     ------
GROSS MARGIN................................................      423        517
                                                               ------     ------
OPERATING EXPENSES
  Selling, general and administrative.......................      344        418
  Business restructuring related expenses...................        4          6
  Research and development..................................       93        120
                                                               ------     ------
  TOTAL OPERATING EXPENSES..................................      441        544
                                                               ------     ------
OPERATING LOSS..............................................      (18)       (27)
  Other income, net.........................................        3          6
  Interest expense..........................................      (19)        (9)
                                                               ------     ------
LOSS BEFORE INCOME TAXES....................................      (34)       (30)
  Provision (benefit) for income taxes......................       87        (10)
                                                               ------     ------
NET LOSS....................................................   $ (121)    $  (20)
                                                               ======     ======

Net Loss Available to Common Stockholders:
Net loss....................................................   $ (121)    $  (20)
Accretion of Series B preferred stock.......................       --         (7)
                                                               ------     ------
Net loss available to common stockholders...................   $ (121)    $  (27)
                                                               ======     ======
Loss Per Common Share:
  Basic and Diluted.........................................   $(0.33)    $(0.09)
                                                               ======     ======

                See Notes to Consolidated Financial Statements.

                          AVAYA INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                 AS OF           AS OF
                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2002            2002
                                                              ------------   --------------
ASSETS
Current assets:
  Cash and cash equivalents.................................     $  651          $  597
  Receivables, less allowances of $115 at December 31, 2002
    and $121 at September 30, 2002..........................        750             876
  Inventory.................................................        432             467
  Deferred income taxes, net................................        154             160
  Other current assets......................................        217             203
                                                                 ------          ------
TOTAL CURRENT ASSETS........................................      2,204           2,303
                                                                 ------          ------
  Property, plant and equipment, net........................        866             896
  Deferred income taxes, net................................        289             372
  Goodwill..................................................        145             144
  Other assets..............................................        156             182
                                                                 ------          ------
TOTAL ASSETS................................................     $3,660          $3,897
                                                                 ======          ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $  290          $  374
  Business restructuring reserve............................        129             170
  Payroll and benefit obligations...........................        309             309
  Deferred revenue..........................................         96              91
  Other current liabilities.................................        375             380
                                                                 ------          ------
TOTAL CURRENT LIABILITIES...................................      1,199           1,324
                                                                 ------          ------
  Long-term debt............................................        934             933
  Benefit obligations.......................................      1,104           1,110
  Other liabilities.........................................        505             530
                                                                 ------          ------
TOTAL NON-CURRENT LIABILITIES...............................      2,543           2,573
                                                                 ------          ------

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
  Series A junior participating preferred stock, par value
    $1.00 per share, 7.5 million shares authorized; none
    issued and outstanding..................................         --              --
  Common stock, par value $0.01 per share, 1.5 billion
    shares authorized, 366,785,024 and 364,752,178 issued
    (including 584,239 and 557,353 treasury shares) as of
    December 31, 2002 and September 30, 2002,
    respectively............................................          4               4
  Additional paid-in capital................................      1,708           1,693
  Accumulated deficit.......................................     (1,303)         (1,182)
  Accumulated other comprehensive loss......................       (487)           (512)
  Less treasury stock at cost...............................         (4)             (3)
                                                                 ------          ------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)........................        (82)             --
                                                                 ------          ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)........     $3,660          $3,897
                                                                 ======          ======

                See Notes to Consolidated Financial Statements.

                          AVAYA INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN MILLIONS)

                                  (UNAUDITED)

                                                                 THREE MONTHS
                                                                     ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
OPERATING ACTIVITIES:
  Net loss..................................................   $(121)     $ (20)
  Adjustments to reconcile net loss to net cash provided by
    (used for) operating activities:
    Depreciation and amortization...........................      48         60
    Provision for uncollectible receivables.................       5         22
    Deferred income taxes...................................     (36)       (22)
    Deferred tax valuation allowance........................     119         --
    Amortization of debt discount and deferred financing
      costs.................................................       6          4
    Amortization of restricted stock units..................       6          6
    Adjustments for other non-cash items, net...............      (9)        (1)
    Changes in operating assets and liabilities:
      Receivables...........................................     127        198
      Inventory.............................................      33        (17)
      Interest rate swap termination........................      19         --
      Accounts payable......................................     (87)      (177)
      Payroll and benefits, net.............................      (7)       (46)
      Business restructuring reserve........................     (41)       (42)
      Deferred revenue......................................      (5)       (25)
      Other assets and liabilities..........................      (9)       (32)
                                                               -----      -----
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES........      48        (92)
                                                               -----      -----
INVESTING ACTIVITIES:
  Capital expenditures......................................      (6)       (26)
  Other investing activities, net...........................       5         --
                                                               -----      -----
NET CASH USED FOR INVESTING ACTIVITIES......................      (1)       (26)
                                                               -----      -----
FINANCING ACTIVITIES:
  Issuance of common stock..................................       3          7
  Net decrease in commercial paper..........................      --       (131)
  Issuance of LYONs convertible debt........................      --        460
  Payment of debt issuance costs............................      --        (13)
  Repayment of credit facility borrowing....................      --       (200)
  Other financing activities, net...........................      --         (1)
                                                               -----      -----
NET CASH PROVIDED BY FINANCING ACTIVITIES...................       3        122
                                                               -----      -----
Effect of exchange rate changes on cash and cash
  equivalents...............................................       4         (2)
                                                               -----      -----
Net increase in cash and cash equivalents...................      54          2
                                                               -----      -----
Cash and cash equivalents at beginning of fiscal year.......     597        250
                                                               -----      -----
Cash and cash equivalents at end of period..................   $ 651      $ 252
                                                               =====      =====

                See Notes to Consolidated Financial Statements.

                          AVAYA INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND

    Avaya Inc. (the "Company" or "Avaya") provides communication systems, applications and services for enterprises, including businesses, government agencies and other organizations. The Company offers a broad range of traditional voice communication systems, converged voice and data networks, customer relationship management solutions, unified communications solutions and structured cabling products. The Company supports its broad customer base with comprehensive global service offerings that enable customers to plan, design, implement and manage their communications networks.

BASIS OF PRESENTATION

    The accompanying consolidated financial statements as of and for the three months ended December 31, 2002 and 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission for interim financial statements, and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002. In the Company's opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated. Certain prior year amounts have been reclassified to conform to the current interim period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

2. RECENT ACCOUNTING PRONOUNCEMENTS

FASB INTERPRETATION NO. 45

    In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted FIN 45 effective December 2002 and the applicable disclosures are reflected in Note 12--Commitments and Contingencies.

SFAS 148

    In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"), which amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

policy decisions with respect to stock-based employee compensation, and requires disclosure about those effects in both annual and interim financial statements. SFAS 148 is effective for the Company's second quarter of fiscal 2003. The Company has elected to continue to apply Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock compensation plans. Therefore, the adoption of SFAS 148 is not expected to have an impact on the Company's consolidated results of operations, financial position or cash flows.

FASB INTERPRETATION NO. 46

    In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the fourth quarter of fiscal 2003 to variable interest entities in which the Company may hold a variable interest that it acquired before February 1, 2003. The provisions of FIN 46 require that the Company immediately disclose certain information if it is reasonably possible that the Company will be required to consolidate or disclose variable interest entities when FIN 46 becomes effective. The Company has determined that it does not have a significant interest in such entities requiring the related disclosure based on its preliminary analysis and assessment.

3. GOODWILL AND INTANGIBLE ASSETS

    The carrying value of goodwill as of December 31, 2002 by operating segment was comprised of $118 million attributed to Converged Systems and Applications and $27 million attributed to Small and Medium Business Solutions.

    Amortization expense for the Company's existing technology definite life intangible assets was $3 million and $9 million for the three months ended December 31, 2002 and 2001, respectively. Estimated amortization expense remaining for the succeeding fiscal years as of December 31, 2002 is
(i) $10 million remaining for nine months in 2003; (ii) $4 million in 2004; and
(iii) $1 million in 2005. The net carrying value of intangible assets having definite lives was $15 million as of December 31, 2002.

4. COMPREHENSIVE INCOME (LOSS)

    Other comprehensive income (loss) is recorded directly to a separate section of stockholders' equity (deficit) in accumulated other comprehensive loss and includes unrealized gains and losses excluded from the Consolidated Statements of Operations. These unrealized gains and losses for the three months ended December 31, 2002 and 2001 consisted of foreign currency translation adjustments,

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

which were not adjusted for income taxes since they primarily relate to indefinite investments in non-U.S. subsidiaries.

                                                                   THREE MONTHS
                                                                       ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                2002           2001
                                                              --------       --------
                                                                    (DOLLARS IN
                                                                     MILLIONS)
Net loss....................................................   $(121)          $(20)
Other comprehensive income (loss):
  Foreign currency translations.............................      25            (14)
                                                               -----           ----
Total comprehensive loss....................................   $ (96)          $(34)
                                                               =====           ====

5. SUPPLEMENTARY FINANCIAL INFORMATION

BALANCE SHEET INFORMATION

                                                         AS OF           AS OF
                                                      DECEMBER 31,   SEPTEMBER 30,
                                                          2002           2002
                                                      ------------   -------------
                                                         (DOLLARS IN MILLIONS)
INVENTORY
Completed goods.....................................      $324           $347
Work in-process and raw materials...................       108            120
                                                          ----           ----
  Total inventory...................................      $432           $467
                                                          ====           ====

CASH FLOW INFORMATION

                                                                    THREE MONTHS
                                                                       ENDED
                                                                    DECEMBER 31,
                                                              ------------------------
                                                                2002            2001
                                                              ---------       --------
                                                                    (DOLLARS IN
                                                                     MILLIONS)
Non-cash transactions:
Accretion of Series B preferred stock.......................  $     --           $7
Warrants to purchase common stock issued in LYONs Exchange
  Offer.....................................................         5           --
                                                              ---------          --
  Total non-cash transactions...............................  $      5           $7
                                                              =========          ==

6. BUSINESS RESTRUCTURING CHARGES

    The business restructuring reserve reflects the remaining balance associated with the Company's business restructuring charges recorded in fiscal 2000 through 2002. The following table summarizes the

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

status of the Company's business restructuring reserve as of and for the three months ended December 31, 2002:

                                             EMPLOYEE       LEASE      TOTAL BUSINESS
                                            SEPARATION   TERMINATION   RESTRUCTURING
                                              COSTS      OBLIGATIONS      RESERVE
                                            ----------   -----------   --------------
                                                      (DOLLARS IN MILLIONS)
Balance as of September 30, 2002..........      $68          $102           $170
Cash payments.............................      (26)          (15)           (41)
                                                ---          ----           ----
Balance as of December 31, 2002...........      $42          $ 87           $129
                                                ===          ====           ====

    The charge for employee separation costs in fiscal 2002 was incurred in connection with the elimination of approximately 4,240 management and union-represented employee positions worldwide, of which approximately 3,440 employees have departed the Company as of December 31, 2002. The workforce reductions associated with the business restructuring activities in fiscal 2001 and 2000 have been completed. Payments on lease termination obligations are related to vacated real estate facilities and will be substantially completed by 2011.

7. LONG-TERM DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS

LYONS CONVERTIBLE DEBT

    In December 2002, the Company, together with the Warburg Pincus Equity Partners L.P. and affiliated investment funds (the "Warburg Entities"), commenced an exchange offer to purchase up to approximately $661 million aggregate principal amount at maturity, or 70%, of the Company's outstanding Liquid Yield Option-TM- Notes ("LYONs") (the "Exchange Offer"). Under the terms of the Exchange Offer, holders of LYONs could elect to receive, for each $1,000 aggregate principal amount of LYONs exchanged, either (i) $389.61 in cash (the "Cash Consideration") or (ii) a combination of $208.40 in cash plus 77 shares of the Company's common stock (the "Mixed Consideration"). Please see
Note 13--Subsequent Events.

INTEREST RATE SWAP AGREEMENTS

    In December 2002, the Company cancelled its two interest rate swap agreements under which the difference between fixed and floating rate interest amounts, calculated on a $200 million notional principal amount which correlated to a like amount of fixed rate Senior Secured Notes, were exchanged at specified intervals. The cancellation resulted in a reduction to other assets for the removal of the fair market value of the interest rate swaps and cash proceeds of $19 million representing a gain, which will be recognized through interest expense over the remaining term to maturity of the Senior Secured Notes.

8. STOCK COMPENSATION AND OTHER EQUITY TRANSACTIONS

STOCK OPTIONS AND RESTRICTED STOCK UNITS GRANTS

    During the three months ended December 31, 2002, the Company granted approximately 13.5 million stock options at a weighted average exercise price of $2.97 and 5.7 million restricted stock units at a weighted average market value of $2.95 to eligible employees.

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

WARRANTS TO PURCHASE COMMON STOCK

    In consideration of their agreement to participate in the LYONs Exchange Offer, in December 2002, the Company granted the Warburg Entities series C warrants that have a four year term and are exercisable for an aggregate of 7,355,824 shares of Avaya common stock at an exercise price of $3.50 per share. The fair value of these warrants was estimated to be $5 million using a Black-Scholes securities-pricing model and has been included in additional paid-in capital as of December 31, 2002. The Company has deferred the cost of these warrants in other current assets until completion of the Exchange Offer.

    As of December 31, 2002, the Warburg Entities also hold warrants to purchase approximately 12 million additional shares of the Company's common stock. These warrants have an exercise price of $34.73 of which series A warrants exercisable for 6,724,665 shares of common stock expire on October 2, 2004, and series B warrants exercisable for 5,379,732 shares of common stock expire on October 2, 2005. The Company has recorded $32 million in additional paid-in capital representing the relative fair market value allocated to these warrants when originally purchased by the Warburg Entities in October 2000.

    Please see Note 13--Subsequent Events.

9. LOSS PER SHARE OF COMMON STOCK

    Basic loss per common share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share is calculated by adjusting net loss available to common stockholders and weighted average outstanding shares, assuming conversion of all potentially dilutive securities including stock options, warrants, convertible participating preferred stock and convertible debt.

                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                            -----------------------
                                                              2002           2001
                                                            --------       --------
                                                              (DOLLARS AND SHARES
                                                              IN MILLIONS, EXCEPT
                                                              PER SHARE AMOUNTS)
Net loss available to common stockholders.................   $ (121)        $  (27)
                                                             ======         ======
SHARES USED IN COMPUTING LOSS PER COMMON SHARE:
  Basic and Diluted.......................................      366            287
                                                             ======         ======
LOSS PER COMMON SHARE:
  Basic and Diluted.......................................   $(0.33)        $(0.09)
                                                             ======         ======
SECURITIES EXCLUDED FROM THE COMPUTATION OF DILUTED LOSS
  PER COMMON SHARE(1):
  Options.................................................       49             46
  Series B preferred stock................................       --             16
  Warrants................................................       13             12
  Convertible debt........................................      265             28
                                                             ------         ------
  Total...................................................      327            102
                                                             ======         ======

------------------------

(1) These securities have been excluded from the diluted loss per common share calculation since the effect of their inclusion would have been antidilutive.

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

10. OPERATING SEGMENTS

    The Company reports its operations in four segments: (1) Converged Systems and Applications ("CSA"), (2) Small and Medium Business Solutions ("SMBS"),
(3) Services and (4) Connectivity Solutions. The CSA segment is focused on large enterprises and includes converged systems products, unified communications solutions and customer relationship management offerings. The SMBS segment develops, markets and sells converged and traditional voice communications solutions for small and mid-sized enterprises and includes all key and Internet Protocol telephony systems and applications, as well as messaging products. The Services segment offers a comprehensive portfolio of services that enable customers to plan, design, build and manage their communications networks. The Connectivity Solutions segment represents structured cabling systems and electronic cabinets.

    The segments are managed as four functional businesses and, as a result, include certain allocated costs and expenses of shared services, such as information technology, human resources, legal and finance. Costs remaining in the other unallocated category represent expenses that are not identified with the operating segments and include costs incurred to maintain vacant real estate facilities and other unallocated expenses. Intersegment sales approximate fair market value and are not significant.

REPORTABLE SEGMENTS

    Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                           REPORTABLE SEGMENTS                            CORPORATE
                            --------------------------------------------------   ---------------------------
                                           SMALL AND                               BUSINESS
                             CONVERGED      MEDIUM                               RESTRUCTURING      OTHER
                            SYSTEMS AND    BUSINESS               CONNECTIVITY      RELATED      UNALLOCATED      TOTAL
                            APPLICATIONS   SOLUTIONS   SERVICES    SOLUTIONS       EXPENSES        AMOUNTS     CONSOLIDATED
                            ------------   ---------   --------   ------------   -------------   -----------   ------------
                                                                 (DOLLARS IN MILLIONS)
THREE MONTHS ENDED
  DECEMBER 31, 2002
Revenue...................       $428         $56        $462         $121         $      --      $      --       $1,067
Operating income (loss)...        (34)         (1)         35           (8)               (4)            (6)         (18)

THREE MONTHS ENDED
  DECEMBER 31, 2001
Revenue...................       $563         $59        $548         $136         $      --      $      --       $1,306
Operating income (loss)...        (55)         --          78          (37)               (6)            (7)         (27)

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

GEOGRAPHIC INFORMATION

    Financial information relating to the Company's revenues by geographic area was as follows:

                                                             THREE MONTHS ENDED
                                                                DECEMBER 31,
                                                           -----------------------
                                                             2002           2001
                                                           --------       --------
                                                            (DOLLARS IN MILLIONS)
REVENUE(1)
  U.S....................................................   $  777         $  944
  International..........................................      290            362
                                                            ------         ------
    Total................................................   $1,067         $1,306
                                                            ======         ======

------------------------

(1) Revenue is attributed to geographic areas based on the location of customers.

CONCENTRATIONS

    Following the Company's sale in March 2000 of its primary distribution function for voice communications systems for small and mid-sized enterprises to Expanets, Inc. ("Expanets"), currently the Company's largest dealer, the Company agreed in May 2001 to provide a $125 million short-term line of credit to Expanets. The line of credit applies to certain unpaid amounts and outstanding receivables due to Avaya by Expanets. In March 2002, the Company entered into an amended Dealer Credit Agreement with Expanets and its parent company, NorthWestern Corporation ("NorthWestern") to provide for installment payments under the line of credit with the final balance due to Avaya on December 31, 2002.

    The Company has had, and continues to have, discussions with Expanets regarding operational issues related to the March 2000 sale to Expanets. Although these issues are unrelated to Expanets' and NorthWestern's obligations under the Dealer Credit Agreement, because of the importance to the Company of its relationship with Expanets and the customer base served by Expanets, in December 2002, the Company agreed to extend the term of the final installment payment to February 2003.

    As of December 31, 2002 and September 30, 2002, amounts outstanding under the line of credit were $27 million and $35 million, respectively, and accrued interest at an annual rate of 12% through August 31, 2002, and increased to 15% on September 1, 2002.

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

    The following table summarizes all amounts receivable from Expanets, including amounts outstanding under the line of credit, as of December 31, 2002 and September 30, 2002:

                                                         AS OF           AS OF
                                                      DECEMBER 31,   SEPTEMBER 30,
                                                          2002           2002
                                                      ------------   -------------
                                                         (DOLLARS IN MILLIONS)
Receivables.........................................       $51            $65
Other current assets................................         1              1
                                                           ---            ---
  Total amounts receivable from Expanets............       $52            $66
                                                           ---            ---
Secured and unsecured components of the amounts
  receivable are as follows:
  Secured line of credit (included in
    receivables)....................................       $26            $35
  Secured line of credit (included in other current
    assets).........................................         1             --
                                                           ---            ---
  Total secured line of credit......................        27             35
  Unsecured.........................................        25             31
                                                           ---            ---
  Total amounts receivable from Expanets............       $52            $66
                                                           ===            ===

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

11. RELATED PARTY TRANSACTIONS

    The Warburg Entities are substantial stockholders of Avaya and are considered affiliates. As of December 31, 2002, the Warburg Entities hold approximately 53 million shares of Avaya common stock, which represents approximately 14.5% of the Company's outstanding common stock, and warrants to purchase approximately 19 million additional shares of Avaya common stock.

    In December 2002, Anthony P. Terracciano, the Warburg Entities' nominee, resigned from Avaya's board of directors.

    In connection with their agreement to participate in the LYONs Exchange Offer, the Company granted the Warburg Entities the right to designate one individual for election to Avaya's board of directors for so long as they hold a specified number of shares of the Company's common stock. In accordance with these provisions, on January 6, 2003, Joseph P. Landy, Co-President of Warburg Pincus LLC, was appointed to Avaya's board of directors.

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

12. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

    From time to time, the Company is involved in legal proceedings arising in the ordinary course of business. Other than as described below, the Company believes there is no litigation pending against it that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

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

    A class has recently been certified in the West Virginia state court matter. The certified class in the West Virginia matter includes those persons or entities that purchased, leased or financed the products in question. In addition, the court also certified as a subclass all class members who had service protection plans or other service or extended warranty contracts with Lucent in effect as of April 1, 1998, as to which Lucent failed to offer a free Year 2000-compliant solution. The federal court in the New York action has issued a decision and order denying class certification, dismissing all but certain fraud claims by one representative plaintiff. No class claims remain in this case at this time. The federal court in the California action has issued an opinion and order granting class certification on a provisional basis, pending submission by plaintiffs of certain proof requirements mandated by the Y2K Act. The class includes any entities that purchased or leased certain products on or after January 1, 1990, excluding those entities who did not have a New Jersey choice of law provision in their contracts and those who did not purchase equipment directly from defendants. The complaints seek, among other remedies, compensatory damages, punitive damages and counsel fees in amounts that have not yet been specified. At this time, the Company cannot determine whether the outcome of these actions will have a material adverse effect on its financial position, results of operations or cash flows. In addition, if these cases are not resolved in a timely manner, they will require expenditure of significant legal costs related to their defense.

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

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

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

    The Company understands that the federal district court in New Jersey has issued orders staying all securities actions against Lucent, as well as those related to the securities cases, so the parties may discuss a potential global settlement of claims. The Company also understands that the parties have had preliminary meetings to discuss settlement of these cases.

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

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

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

    In June 2002, the court denied the plaintiff's motion for summary judgment and granted the Company's cross-motion for summary judgment. The plaintiff appealed the Chancery Court's decision to the Delaware Supreme Court and, in November 2002, the Delaware Supreme Court affirmed the lower court's ruling in favor of the Company. Subsequently, the plaintiff filed a motion for re-hearing by the Delaware Supreme Court, arguing that the court misapplied the law concerning fractional "shares" versus fractional "interests" to the facts of the case. The Delaware Supreme Court denied the plaintiff's motion for rehearing and, on December 24, 2002, issued a final order affirming the judgment in favor of the Company.

    In April 2002, a complaint was filed against the Company in the Superior Court of New Jersey, Somerset County, in connection with the reverse/forward stock splits described above. The action purports to be a class action on behalf of all holders of less than 50 shares of the Company's common stock. The plaintiff is seeking, among other things, injunctive relief enjoining the Company from effecting the transactions. In recognition of the then pending action in the Delaware Court of Chancery, the plaintiff voluntarily dismissed his complaint without prejudice, pending outcome of the Delaware action.

COMMISSIONS ARBITRATION DEMAND

    In July 2002, a third party representative made formal demand for arbitration for alleged unpaid commissions in an amount in excess of $10 million, stemming from the sale of products from the Company's businesses that were formerly owned by Lucent involving the Ministry of Russian Railways. As the sales of products continue, the third party representative may likely increase its commission demand. The viability of this asserted claim is based on the applicability and interpretation of a representation agreement and an amendment thereto, which provides for binding arbitration. As the representative has not moved forward in the arbitration process since its initial demand in July 2002, the Company does not currently consider this matter to be active.

LUCENT CONSUMER PRODUCTS CLASS ACTIONS

    In several class action cases (the first of which was filed on June 24, 1996), plaintiffs claim that AT&T and Lucent engaged in fraud and deceit in continuing to lease residential telephones to consumers without adequate notice that the consumers would pay well in excess of the purchase price of a telephone by continuing to lease. The cases were removed and consolidated in federal court in Alabama, and were subsequently remanded to their respective state courts (Illinois, Alabama, New Jersey, New York and California). In July 2001, the Illinois state court certified a nationwide class of plaintiffs. The case in Illinois was scheduled for trial on August 5, 2002. Prior to commencement of trial, however, the Company had been advised that the parties agreed to a settlement of the claims on

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

a class-wide basis. The settlement was approved by the court on November 4, 2002. Claims from Class members were required to be filed on or about January 15, 2003. The submitted claims are currently being reviewed and an aggregate claim amount has not yet been determined.

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

PATENT INFRINGEMENT INDEMNIFICATION CLAIMS

    A patent owner has sued three customers of the Company's managed services business for alleged infringement of a single patent based on the customers' voicemail service. These customers' voicemail service offerings are partially or wholly provided by the Company's managed services business. As a consequence, these customers are requesting defense and indemnification from the Company in the lawsuits under their managed services contracts. This matter was recently settled for an immaterial amount.

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

PRODUCT WARRANTIES

    The Company provides currently for the estimated costs that may be incurred to remedy certain deficiencies of quality or performance in Avaya products. These product warranties extend over a specified period of time generally ranging up to one year from the date of sale depending upon the product subject to the warranty. The Company accrues a provision for estimated future warranty costs based upon the historical relationship of warranty claims to sales. The Company periodically reviews the adequacy of its product warranties and adjusts, if necessary, the warranty percentage and accrued

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

warranty reserve, which is included in other current liabilities in the Consolidated Balance Sheets, for actual experience.

    The following table reconciles the changes in the Company's product warranty reserve as of and for the three months ended December 31, 2002:

                                                              ($ IN MILLIONS)
Balance at September 30, 2002...............................        $40
Accruals for warranties issued during the three months ended
  December 31, 2002.........................................         14
Settlements made during the period..........................        (14)
                                                                    ---
Balance at December 31, 2002................................        $40
                                                                    ===

GUARANTEES OF INDEBTEDNESS

IRREVOCABLE LETTERS OF CREDIT AND OTHER ARRANGEMENTS

    The Company has entered into several uncommitted credit facilities totaling $57 million and other arrangements similar to irrevocable letters of credit that vary in term, of which an aggregate of $28 million in irrevocable letters of credit was outstanding as of December 31, 2002. Letters of credit are purchased guarantees that ensure the Company's performance or payment to third parties in accordance with specified terms and conditions.

PURCHASE COMMITMENTS AND TERMINATION FEES

    The Company has commitment contracts with certain suppliers in which Avaya is obligated to purchase a specified amount of inventory based on Avaya's forecasts, or pay a charge in the event Avaya does not meet its designated purchase commitments. Additionally certain agreements call for an early termination fee, obligating the Company to make a payment to the supplier. As of December 31, 2002, the maximum potential payment under these commitments is approximately $105 million, of which the Company recorded $13 million in other current liabilities and $7 million in other liabilities.

SURETY BONDS

    The Company acquires various types of surety bonds, such as license, permit, bid and performance bonds, which are irrevocable undertakings by the Company to make payment in the event Avaya fails to perform its obligations. These bonds vary in duration although most are issued and outstanding from one to three years. As of December 31, 2002, the maximum potential payment under these surety bonds is approximately $11 million. Historically, no surety bonds have been drawn down upon and there is no future expectation that these surety bonds will be drawn upon.

PRODUCT FINANCING ARRANGEMENTS

    Avaya sells products to various resellers that may obtain financing from certain unaffiliated third party lending institutions.

    For the Company's U.S. product financing arrangement with resellers, in the event the lending institution repossesses the reseller's inventory of Avaya products, Avaya is obligated under certain circumstances to repurchase such inventory from the lending institution. The Company's obligation to

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

repurchase inventory from the lending institution terminates 180 days from the date of invoicing by Avaya to the reseller. The repurchase amount is equal to the price originally paid to Avaya by the lending institution for the inventory. The amount reported to the Company from the two resellers who participate in these arrangements as their inventory on-hand was approximately $46 million as of December 31, 2002. The Company is unable to determine how much of this inventory was financed and, if so, whether any amounts have been paid to the lending institutions. Therefore, the Company's repurchase obligation could be less than the amount of inventory on-hand. While there have not been any repurchases made by Avaya under such agreements, there can be no assurance that the Company will not be obligated to repurchase inventory under these arrangements in the future.

    For the Company's product financing arrangements with resellers outside the U.S., in the event participating resellers default on their payment obligation to the lending institution, the Company is obligated under certain circumstances to guarantee repayment to the lending institution. The repayment amount fluctuates with the level of product financing activity. The guarantee repayment amount reported to the Company from the lending institutions was approximately $15 million as of December 31, 2002. Avaya reviews and sets the maximum credit limit for each reseller participating in these financing arrangements. While there have not been any guarantee repayments by Avaya under such arrangements, there can be no assurance that the Company will not be obligated to make these repayments in the future.

    The Company has also entered into a financing arrangement with a U.S. lending institution relating to a portfolio of product rental customers, previously sold by the Company, obligating the Company to make payments in the event the institution's collections from such customers fall below a specified amount. This agreement terminates in November 2005. The maximum potential payment under this arrangement is approximately $11 million, which the Company has recorded in other current liabilities as of December 31, 2002.

TRANSACTIONS WITH LUCENT TECHNOLOGIES INC.

    In connection with the Company's spin-off from Lucent Technologies Inc. ("Lucent") in September 2000, the Company and Lucent executed and delivered the Contribution and Distribution Agreement and certain related agreements.

    Pursuant to the Contribution and Distribution Agreement, Lucent contributed to the Company substantially all of the assets, liabilities and operations associated with its enterprise networking businesses (the "Company's Businesses"). The Contribution and Distribution Agreement, among other things, provides that, in general, the Company will indemnify Lucent for all liabilities including certain pre-Distribution tax obligations of Lucent relating to the Company's Businesses and all contingent liabilities primarily relating to the Company's Businesses or otherwise assigned to the Company. In addition, the Contribution and Distribution Agreement provides that certain contingent liabilities not allocated to one of the parties will be shared by Lucent and the Company in prescribed percentages. The Contribution and Distribution Agreement also provides that each party will share specified portions of contingent liabilities based upon agreed percentages related to the business of the other party that exceed $50 million. The Company is unable to determine the maximum potential amount of future payments, if any, that it could be required to make under this agreement.

                          AVAYA INC. AND SUBSIDIARIES

                                  (UNAUDITED)

13. SUBSEQUENT EVENTS

LYONS CONVERTIBLE DEBT EXCHANGE OFFER

    The LYONs Exchange Offer, which commenced in December 2002, expired on January 28, 2003. An aggregate principal amount at maturity of LYONs of $84,426,000, representing approximately 8.9% of the outstanding LYONs, were validly tendered and not withdrawn in the Exchange Offer. Of these LYONs, $84,416,000 aggregate principal amount at maturity were tendered for the Mixed Consideration and $10,000 aggregate principal amount at maturity were tendered for the Cash Consideration. In exchange for the LYONs accepted in the Exchange Offer, the Warburg Entities paid an aggregate of approximately $18 million in cash and the Company delivered 6,500,032 shares of its common stock in the Exchange Offer. In the second quarter of fiscal 2003, the Company will recognize a pre-tax charge of $36 million related to the Exchange Offer. This charge reflects a $26 million loss related to the retirement of LYONs and $10 million of expenses related to (a) the series C warrants issued to the Warburg Entities;
(b) common stock issued to the Warburg Entities pursuant to the Backstop Agreement described below; (c) estimated transaction costs; and (d) the unamortized costs from the original issuance of LYONs that were retired.

    Avaya and the Warburg Entities are parties to a Backstop Agreement dated as of December 23, 2002, as amended, (the "Backstop Agreement") which contains the terms relating to the Warburg Entities' participation in the Exchange Offer. Pursuant to the terms of the Backstop Agreement, Avaya agreed (i) to grant the Warburg Entities series D warrants to purchase shares of Avaya common stock based on the amount of cash used by the Warburg Entities to purchase LYONs in the Exchange Offer, (ii) to decrease to $0.01 the exercise price of series A and series B warrants currently held by the Warburg Entities, and (iii) to adjust the number of shares of common stock that may be purchased upon the exercise of such warrants. The Warburg Entities also agreed to convert any LYONs purchased with its cash in the Exchange Offer into shares of Avaya common stock.

    On January 30, 2003, Avaya and the Warburg Entities entered into a Waiver/Confirmation Letter Agreement to confirm and waive certain provisions of the Backstop Agreement. The parties agreed that (i) the Warburg Entities would not receive any series D warrants, (ii) the number of shares of common stock of Avaya that may be purchased upon exercise of the series B warrants would not be adjusted, and (iii) the per share exercise price of the series B warrants held by the Warburg Entities would not be reduced. However, in consideration of the foregoing agreements, in accordance with the terms of the Backstop Agreement, the parties did agree (i) that the per share exercise price of the series A warrants would be reduced to $0.01, (ii) the Warburg Entities would exercise for cash a portion of the series A warrants to purchase an aggregate of 5,581,101 shares of common stock of Avaya for aggregate cash consideration of $55,810 and
(iii) the Warburg Entities would convert all LYONs acquired by them into an aggregate of 1,588,548 shares of common stock of Avaya. Pursuant to the Backstop Agreement, after the exercise of the series A warrants by the Warburg Entities, the exercise price of the remaining series A warrants was increased to $34.73.

DEFERRED TAX ASSET VALUATION ALLOWANCE

    Subsequent to the issuance of the Company's earnings press release for the first quarter of fiscal 2003 on January 21, 2003, the Company recorded a deferred income tax valuation allowance through a non-cash income tax charge of $83 million, or $0.23 per basic and diluted loss per common share, in the Consolidated Statement of Operations for the three months ended December 31, 2002. This amount increased the deferred tax asset valuation allowance to reflect the difference between the actual and expected tax gain associated with the LYONs Exchange Offer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following section should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this Quarterly Report on Form 10-Q.

    Our accompanying unaudited consolidated financial statements as of December 31, 2002 and for the three months ended December 31, 2002 and 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission for interim financial statements, and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2002. In our opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated. Certain prior year amounts have been reclassified to conform to the current interim period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

FORWARD LOOKING STATEMENTS

    (Cautionary Statements Under the Private Securities Litigation Reform Act of
1995)

    Our disclosure and analysis in this report contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide oral or written forward- looking statements in other materials we release to the public.

    Any or all of our forward-looking statements in this report, and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

    Except as may be required under the federal securities laws, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-K and 8-K reports to the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

    The risks and uncertainties referred to above include, but are not limited to, price and product competition, rapid technological development, dependence on new product development, the mix of our products and services, customer demand for our products and services, the ability to successfully integrate acquired companies, control of costs and expenses, the ability to form and implement alliances, the ability to implement in a timely manner our restructuring plan, the economic, political and other risks associated with international sales and operations, U.S. and non-U.S. government regulation, general industry and market conditions and growth rates and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. In addition, a more detailed discussion of the risks and uncertainties we face is set forth in our most recent Annual Report on Form 10-K.

OVERVIEW

    We are a leading provider of communications systems, applications and services for enterprises, including businesses, government agencies and other organizations. Our product and solution offerings include converged voice and data networks, traditional voice communication systems, customer relationship management solutions, unified communications solutions and structured cabling products. We support our broad customer base with comprehensive global service offerings that enable our customers to plan, design, implement and manage their communications networks. We believe our global service organization is an important consideration for customers purchasing our products and solutions and is a source of significant revenue for us, primarily from maintenance contracts.

OPERATING SEGMENTS

    We manage our operations in four segments: (1) Converged Systems and Applications ("CSA"), (2) Small and Medium Business Solutions ("SMBS"),
(3) Services and (4) Connectivity Solutions. The CSA segment is focused on large enterprises and includes converged systems products, unified communications solutions and customer relationship management offerings. The SMBS segment develops, markets and sells converged and traditional voice communications solutions for small and mid-sized enterprises and includes all key and Internet Protocol telephony systems and applications, as well as messaging products. The Services segment offers a comprehensive portfolio of services to enable customers to plan, design, build and manage their communications networks. The Connectivity Solutions segment represents structured cabling systems and electronic cabinets.

    The following table sets forth the allocation of our revenue among our operating segments, expressed as a percentage of total external revenue:

                                                                 THREE MONTHS
                                                                     ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Converged Systems and Applications..........................    40.1%      43.1%
Small and Medium Business Solutions.........................     5.3        4.5
Services....................................................    43.3       42.0
Connectivity Solutions......................................    11.3       10.4
                                                               -----      -----
Total.......................................................   100.0%     100.0%
                                                               =====      =====

BUSINESS RESTRUCTURING CHARGES

    The business restructuring reserve reflects the remaining balance associated with our business restructuring charges recorded in fiscal 2000 through 2002. The following table summarizes the status of our business restructuring reserve as of and for the three months ended December 31, 2002:

                                             EMPLOYEE       LEASE      TOTAL BUSINESS
                                            SEPARATION   TERMINATION   RESTRUCTURING
                                              COSTS      OBLIGATIONS      RESERVE
                                            ----------   -----------   --------------
                                                      (DOLLARS IN MILLIONS)
Balance as of September 30, 2002..........      $68          $102           $170
Cash payments.............................      (26)          (15)           (41)
                                                ---          ----           ----
Balance as of December 31, 2002...........      $42          $ 87           $129
                                                ===          ====           ====

    The charge for employee separation costs in fiscal 2002 was incurred in connection with the elimination of approximately 4,240 management and union-represented employee positions worldwide, of which approximately 3,440 employees have departed as of December 31, 2002. The workforce reductions associated with the business restructuring activities in fiscal 2001 and 2000 have been completed. Payments on lease termination obligations are related to vacated real estate facilities and will be substantially completed by 2011.

    We have been experiencing an ongoing decline in our revenue as a result of the continued deferment by customers of information technology investments, specifically for enterprise communications products and services. Despite the unpredictability of the current business environment, we remain focused on our strategy to return to profitability by focusing on sustainable cost and expense reduction. To achieve that goal, we announced in January 2003 that we expect to record a modest restructuring charge in the second quarter of fiscal 2003 in connection with lowering our ongoing costs to support our information technology infrastructure. This action is intended to enable us to reduce costs and expenses further in order to lower the amount of revenue needed to reach our profitability break-even point. We expect to fund this restructuring initiative through a combination of existing cash and internally generated funds.

RESULTS OF OPERATIONS

    The following table sets forth certain line items from our Consolidated Statements of Operations as a percentage of revenue for the periods indicated:

                                                                 THREE MONTHS
                                                                     ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Revenue.....................................................   100.0%     100.0%
Costs.......................................................    60.3       60.4
                                                               -----      -----
Gross margin................................................    39.7       39.6
                                                               -----      -----
Operating expenses:
  Selling, general and administrative.......................    32.2       32.0
  Business restructuring related expenses...................     0.4        0.5
  Research and development..................................     8.7        9.2
                                                               -----      -----
Total operating expenses....................................    41.3       41.7
                                                               -----      -----
Operating loss..............................................    (1.6)      (2.1)
Other income, net...........................................     0.3        0.5
Interest expense............................................    (1.8)      (0.7)
Provision (benefit) for income taxes........................     8.2       (0.8)
                                                               -----      -----
Net loss....................................................   (11.3)%     (1.5)%
                                                               =====      =====

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED
  DECEMBER 31, 2001

    The following table shows the change in revenue, both in dollars and in percentage terms:

                                                   THREE MONTHS
                                                       ENDED
                                                   DECEMBER 31,             CHANGE
                                                -------------------   -------------------
                                                  2002       2001        $          %
                                                --------   --------   --------   --------
                                                          (DOLLARS IN MILLIONS)
Converged Systems and Applications............   $  428     $  563     $(135)     (24.0)%
Small and Medium Business Solutions...........       56         59        (3)      (5.1)
Services......................................      462        548       (86)     (15.7)
Connectivity Solutions........................      121        136       (15)     (11.0)
                                                 ------     ------     -----
  Total.......................................   $1,067     $1,306     $(239)     (18.3)%
                                                 ======     ======     =====

    REVENUE--Revenue decreased 18.3%, or $239 million, to $1,067 million for the first quarter of fiscal 2003 from $1,306 million for the same period in fiscal 2002, due to decreases across all of our operating segments. The economic and business factors that eroded our revenues during fiscal 2002 continued into the first quarter of fiscal 2003. Revenues from our core business, which is made up of CSA, SMBS, and Services, decreased as investments by enterprises in information technology (IT) and communications products and services continued to decline.

    After two strong years of growth in the communications technology sector, the pace began to recede in fiscal 2001 and worsened during fiscal 2002. Major factors contributing to this decline included a protracted economic downturn, business uncertainty, increased unemployment, and lagging consumer confidence which ultimately resulted in significant reductions in capital spending by enterprises for telephony products and services. Political instability heightened in the first quarter of fiscal 2003 as the prospect of war with Iraq contributed to an already insecure business environment.

    GEOGRAPHIC SALES--Revenue within the U.S. decreased 17.7%, or $167 million, to $777 million in the first quarter of fiscal 2003 from $944 million for the same period in fiscal 2002. Revenue outside the U.S. decreased 19.9%, or $72 million, to $290 million for the first quarter of fiscal 2003 from $362 million for the same period in fiscal 2002. As a percentage of total revenue, sales outside the U.S. decreased slightly and represented 27.2% and 27.7% for the three months ended December 31, 2002 and 2001, respectively. As a percentage of total revenue, sales within the U.S. increased to 72.8% for the three months ended December 31, 2002 from 72.3% in the three months ended December 31, 2001.

    CONVERGED SYSTEMS AND APPLICATIONS--CSA's revenue, which represented 40.1% and 43.1% of our total revenue in the first quarter of fiscal 2003 and 2002, respectively, declined by $135 million during this same period due to declines of $111 million in converged systems, $12 million in customer relationship management, and $12 million in unified communications solutions. CSA generated $270 million, or 63.1%, of its revenue within the U.S. in the first quarter of fiscal 2003, as compared with $349 million, or 62.0%, in the same period of fiscal 2002. The reduction in this segments revenue of $135 million was split $79 million in the U.S. and $56 million in regions outside of the U.S. The economic and business factors, including mainly the restraint on capital spending by our customers that eroded our revenues during fiscal 2002, continued into the first quarter of fiscal 2003. In addition, enterprises have been hesitant to commit to investments in next-generation products as they evaluate technological advances made in the industry and several new IP telephony products introduced by us and certain competitors in fiscal 2002. In particular, in fiscal 2002 we introduced our next generation enterprise class IP telephony solution. The effects of this industry trend were compounded by the continued decline in demand for our traditional, more mature product lines. Sales through our indirect channel increased to 49.1% of total CSA revenue in the first quarter of fiscal 2003, from 45.7% in the same period of fiscal 2002.

    SMALL AND MEDIUM BUSINESS SOLUTIONS--SMBS' revenue represented 5.3% and 4.5% of Avaya's total revenue in the first quarter of fiscal 2003 and 2002, respectively. Although revenues in this segment declined overall by $3 million from the first quarter of fiscal 2002, the reduction was mitigated by the impact of the introduction in the second quarter of fiscal 2002 of IP Office, our IP telephony offering for small and mid-sized enterprises. We have recognized pockets of opportunity in the small and medium enterprise market and have focused our sales efforts and product and service offerings in this direction. This strategy is reflected in an increase in sales within the U.S. of $2 million from the first quarter of fiscal 2002 as compared with the same period in fiscal 2003. Sales from our SMBS segment were generated almost entirely through indirect channels.

    SERVICES--Services revenue, which represented 43.3% and 42.0% of Avaya's total revenue in the first quarter of fiscal 2003 and 2002, respectively, decreased by $86 million of which $73 million occurred within the U.S. This decline was largely a result of the renegotiation of a maintenance contract with a major distributor in March 2002, which extended the term of the agreement but lowered the monthly revenues, the loss of a major services contract in our Europe/Middle East/Africa region in the second quarter of fiscal 2002, and a decrease in maintenance contract renewals due, in part, to customer cost reduction initiatives. In addition, we saw a decline in our maintenance services billed on a time and materials basis, and continued cuts in capital expenditures by our customers resulted in lower demand for equipment adds, moves and changes. Lower product sales resulted in fewer installations and less training and consulting services delivered to our customers. Services revenues generated through our direct channel increased to 84.1% of this segment's revenues for the first quarter of fiscal 2003 as compared to 82.0% for the same period of fiscal 2002.

    CONNECTIVITY SOLUTIONS--Connectivity Solutions revenue, which represented 11.3% and 10.4% of Avaya's total revenue in the first quarter of fiscal 2003 and 2002, respectively, decreased by $15 million due to declines of $8 million in sales of ExchangeMAX-Registered Trademark- cabling for service providers and $9 million in sales related to electronic cabinets, a service provider offering. Revenue generated from our SYSTIMAX-Registered Trademark- structured cabling systems for enterprises increased by $2 million for the same period and represented $95 million, or 78.5%, of Connectivity Solutions' total revenue in the first quarter of fiscal 2003. Although $17 million of the net $15 million decline in this segment's total revenue was experienced in the U.S., sales of SYSTIMAX outside of the U.S. increased by $5 million as a result of stronger demand for fiber cable stimulated by price reductions as well as increased prices for copper cable. ExchangeMAX sales, which accounted for $14 million of Connectivity Solutions' revenue in the first quarter of fiscal 2003, dropped due to a decline in sales volumes caused by a lack of capital spending by telecommunications service providers. Revenues from electronic cabinets represented $12 million of Connectivity Solutions' revenues in the first quarter of fiscal 2003. In response to a decline in DSL (Digital Subscriber Line) and wireless site installations, which are two main drivers behind sales of electronic cabinets, service providers have continued to limit spending related to electronic cabinets. Sales through our indirect channel increased to 83.7% of Connectivity Solutions revenue in the first quarter of fiscal 2003 from 76.9% in the same period of fiscal 2002.

    COSTS AND GROSS MARGIN--Total costs decreased 18.4%, or $145 million, to $644 million in the first quarter of fiscal 2003 from $789 million in the same quarter of fiscal 2002. Gross margin percentage remained almost flat in the first quarter of fiscal 2003 at 39.7% as compared with 39.6% in the same period of fiscal 2002. Our CSA and Services segments represented the significant contributors to our gross margin and contributed over 89% of our gross margin in the first quarter of both fiscal 2003 and 2002. Although we saw some gross margin deterioration in each of these segments, our Connectivity Solutions segment increased its gross margin significantly when comparing the first quarter of fiscal 2003 to the same period in fiscal 2002, mainly through factory headcount reductions. Our Services segment incurred higher costs and a lower gross margin in the first quarter of fiscal 2003 due to the fact that revenues declined at a faster rate than our reductions in headcount, which represent a large portion of this segment's costs. Because sales within the U.S., including both direct and indirect channels, typically have higher margins than those sales made internationally, the drop in U.S. sales adversely impacted all segments, with the exception of our SMBS segment which had a slight increase in U.S. sales.

    SELLING, GENERAL AND ADMINISTRATIVE--Selling, general and administrative ("SG&A") expenses decreased by $74 million, or 17.7%, to $344 million in the first quarter of fiscal 2003 from $418 million in the first quarter of fiscal 2002. The decrease was primarily due to savings associated with our business restructuring initiatives, including lower staffing levels and terminated real estate lease obligations.

    BUSINESS RESTRUCTURING RELATED EXPENSES--Business restructuring related expenses of $4 million in the first quarter of fiscal 2003 represent one-time expenses related to our fourth quarter fiscal 2002 business restructuring initiative and include primarily real estate commissions and consolidation costs.

The $6 million of expenses incurred in the first quarter of fiscal 2002 represent one-time expenses associated primarily with the outsourcing of certain of our manufacturing facilities.

    RESEARCH AND DEVELOPMENT--Research and development ("R&D") expenses decreased 22.5%, or $27 million, to $93 million in the first quarter of fiscal 2003 from $120 million in the same quarter of fiscal 2002. As a percentage of total revenue, our investment in R&D represented 8.7% in the first quarter of fiscal 2003 versus 9.2% in the same period of fiscal 2002. This decline was attributed mainly to lower staffing levels. Investments in R&D have been focused on the high growth areas of our business while spending on our more mature product lines has decreased.

    OTHER INCOME, NET--Other income, net decreased to $3 million in the first quarter of fiscal 2003 from $6 million in the first quarter of fiscal 2002. The decrease of $3 million was attributable primarily to a decline in interest income and a loss on foreign currency transactions. Interest income was higher in the first quarter of fiscal 2002 as a result of higher interest rates and a greater outstanding balance on a line of credit extended to our largest dealer, Expanets, Inc.

    INTEREST EXPENSE--Interest expense increased $10 million to $19 million in the first quarter of fiscal 2003 from $9 million in the first quarter of fiscal 2002. The increase in interest expense was due to a higher amount of weighted average debt outstanding carrying higher interest rates. During the first quarter of fiscal 2002, we began replacing our low rate commercial paper with higher rate long-term debt. The first quarter of fiscal 2003 includes
$12 million of interest expense on our Senior Secured Notes that were issued during the second quarter of fiscal 2002, and $6 million of amortization of both bond discount and debt issuances costs related primarily to our Liquid Yield Option-TM- Notes ("LYONs") issued during the first quarter of fiscal 2002. Interest expense for the first quarter of fiscal 2002 includes primarily
$4 million of interest on commercial paper and $4 million of amortization expense related to our LYONs.

    PROVISION (BENEFIT) FOR INCOME TAXES--We recorded income tax expense of $87 million in the first quarter of fiscal 2003 and an income tax benefit of $10 million in the first quarter of fiscal 2002. The components of the first quarter of fiscal 2003 tax expense include an $83 million charge to increase the deferred tax asset valuation allowance and a $4 million charge for current foreign and state taxes. The charge for the increase in the deferred tax asset valuation allowance reflects the difference between the actual and expected tax gain associated with the LYONs exchange offer. Tax benefits associated with losses incurred in the first quarter of fiscal 2003 in other jurisdictions and other adjustments were fully offset by an increase in the valuation allowance.

    The tax benefit of $10 million reported for the first quarter of fiscal 2002 represents the quarterly impact of the annual ongoing effective tax rate of 34% applied to the loss for the quarter. The income tax benefit for the first quarter of fiscal 2002 was principally driven by the geographical mix of earnings and losses from jurisdictions outside the U.S.

LIQUIDITY AND CAPITAL RESOURCES

STATEMENT OF CASH FLOWS DISCUSSION

    Avaya's cash and cash equivalents increased to $651 million at December 31, 2002 from $597 million at September 30, 2002. The $54 million increase resulted primarily from an increase in net cash provided by operating activities of $48 million.

OPERATING ACTIVITIES

    Our net cash provided by operating activities of $48 million for the three months ended December 31, 2002 increased substantially from the same period in fiscal 2002 in which we reported net cash used for operating activities of $92 million. In the first quarter of fiscal 2003, net cash provided by operating activities was composed of a net loss of $121 million adjusted for non-cash items of $139 million and net cash provided by changes in operating assets and liabilities of $30 million. Net cash provided by operating activities was attributed mainly to receipts of cash on amounts due from our customers and a decrease in our inventory balance. In addition, we received
$19 million as a result of the termination of our interest rate swap agreements. These increases in cash were partially offset by payments made for accounts payable, business restructuring activities and interest on our Senior Secured Notes.

    In the first quarter of fiscal 2002, we changed the way in which we calculate days sales outstanding from the two-point method to the one-point method. The one-point method uses accounts receivable outstanding at the end of a particular period, whereas the two-point method uses an average of accounts receivable outstanding at the beginning and at the end of a particular period. Under the one-point method, our days sales outstanding in accounts receivable for the first quarter of fiscal 2003 was 63 days versus 69 days for the fourth quarter of fiscal 2002. The improvement in our days sales outstanding is attributable primarily to the implementation of process improvements whereby we have simplified our billing process and strengthened our collections of accounts receivable. Days sales of inventory on-hand for the first quarter of fiscal 2003 as compared with the fourth quarter of fiscal 2002 remained unchanged at 63 days.

    In the first quarter of fiscal 2002, net cash used for operating activities of $92 million was composed of a net loss of $20 million adjusted for non-cash items of $69 million, and net cash used for changes in operating assets and liabilities of $141 million. Net cash used for operating activities was attributed primarily to cash payments made on our accounts payable, and, to a lesser extent, payroll and benefit costs and business restructuring activities. These usages of cash were partially offset by receipts of cash on amounts due from our customers.

INVESTING ACTIVITIES

    Our net cash used for investing activities was $1 million for the three months ended December 31, 2002 compared with $26 million for the same period in fiscal 2002. The usage of cash in both periods resulted primarily from capital expenditures, which included, for the first quarter of fiscal 2002, payments made for the renovation of our corporate headquarters facility and upgrades to our information technology systems. The reduction in capital expenditures in the first quarter of fiscal 2003 as compared with the same period in fiscal 2002 was due to an effort to limit spending as a result of declines in our revenue.

FINANCING ACTIVITIES

    Net cash provided by financing activities was $3 million in the first quarter of fiscal 2003 compared with $122 million for the same period in fiscal 2002. Cash flows from financing activities in the current period were attributed to the issuance of common stock primarily through our employee stock purchase plan. Net cash provided by financing activities for the three months ended December 31, 2001 of $122 million was mainly due to the receipt of $447 million of proceeds from the issuance of our LYONs convertible debt, net of payments for debt issuance costs, partially offset by $131 million of net payments for the retirement of commercial paper and a $200 million repayment of an amount drawn on our five-year credit facility in September 2001.

DEALER LINE OF CREDIT

    Following the sale in March 2000 of our primary distribution function for voice communications systems for small and mid-sized enterprises to Expanets, Inc., currently our largest dealer, we agreed in May 2001 to provide a $125 million short-term line of credit to Expanets. The line of credit applies to certain unpaid amounts and outstanding receivables due to us by Expanets. In March 2002, we entered into an amended Dealer Credit Agreement with Expanets and its parent company, NorthWestern Corporation ("NorthWestern") to provide for installment payments under the line of credit with the final balance due to us on December 31, 2002.

    We have had, and continue to have, discussions with Expanets regarding operational issues related to the March 2000 sale to Expanets. Although these issues are unrelated to Expanets' and NorthWestern's obligations under the Dealer Credit Agreement, because of the importance to us of our relationship with Expanets and the customer base served by Expanets, in December 2002, we agreed to extend the term of the final installment payment to February 2003.

    As of December 31, 2002 and September 30, 2002, amounts outstanding under the line of credit were $27 million and $35 million, respectively, and accrued interest at an annual rate of 12% through August 31, 2002, and increased to 15% on September 1, 2002.

    The following table summarizes all amounts receivable from Expanets, including amounts outstanding under the line of credit, as of December 31, 2002 and September 30, 2002:

                                                    AS OF               AS OF
                                              DECEMBER 31, 2002   SEPTEMBER 30, 2002
                                              -----------------   ------------------
                                                      (DOLLARS IN MILLIONS)
Receivables.................................         $51                  $65
Other current assets........................           1                    1
                                                     ---                  ---
  Total amounts receivable from Expanets....         $52                  $66
                                                     ---                  ---
Secured and unsecured components of the
  amounts receivable are as follows:
  Secured line of credit (included in
    receivables)............................         $26                  $35
  Secured line of credit (included in other
    current assets).........................           1                   --
                                                     ---                  ---
  Total secured line of credit..............          27                   35
  Unsecured.................................          25                   31
                                                     ---                  ---
  Total amounts receivable from Expanets....         $52                  $66
                                                     ===                  ===

    Amounts recorded in receivables represent trade receivables due from Expanets on sales of products and maintenance services. Outstanding amounts under the line of credit are secured by Expanets' accounts receivable and inventory. In addition, NorthWestern has guaranteed up to $50 million of Expanets' obligations under the Dealer Credit Agreement. A default by NorthWestern of its guarantee obligations under the Dealer Credit Agreement would constitute a default under the Expanets' dealer agreement with us, resulting in a termination of the non-competition provisions contained in such agreement and permitting us to sell products to Expanets' customers.

    There can be no assurance that Expanets will be able to comply with the remaining terms of the Dealer Credit Agreement. In the event Expanets is unable to comply with the terms of the Dealer Credit Agreement and a default occurs, the remedies available to us under such agreement may be insufficient to satisfy in full all of Expanets' obligations to us.

DEBT RATINGS

    Our ability to obtain external financing and the related cost of borrowing is affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. During the first quarter of fiscal 2003, Moody's downgraded our long-term debt ratings. The debt ratings and outlook assigned to us as of December 31, 2002 are as follows:

                                                        AS OF DECEMBER 31, 2002
                                                        ------------------------
                                                        DEBT RATINGS    OUTLOOK
                                                        ------------   ---------
Moody's:
  Long-term senior unsecured debt.....................    B3            Stable
  Senior secured notes................................    B2            Stable
Standard & Poor's:
  Long-term senior unsecured debt.....................     B           Negative
  Senior secured notes................................    B+           Negative
  Corporate credit....................................    BB-          Negative

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

REVOLVING CREDIT FACILITIES

    We have a $561 million five-year Credit Facility (the "Credit Facility") that expires in September 2005. There were no amounts outstanding under the Credit Facility as of December 31, 2002.

    The Credit Facility contains covenants, including a requirement that we maintain certain financial covenants relating to a minimum amount of earnings before interest, taxes, depreciation and amortization ("EBITDA") and a minimum ratio of EBITDA to interest expense. In particular, we are required to maintain a minimum EBITDA of $100 million for the four-quarter period ending
December 31, 2002 and a ratio of EBITDA to interest expense of 1.70 to 1 for the four-quarter period ending December 31, 2002.

    The covenants permit us to exclude up to a certain amount of business restructuring charges and related expenses, including asset impairment charges, from the calculation of EBITDA. The definition of EBITDA in the Credit Facility also excludes certain other non-cash charges. As of December 31, 2002, we may exclude from the calculation of EBITDA an additional $56 million in business restructuring charges and related expenses that must be taken by no later than June 30, 2003. We were in compliance with all required covenants as of December 31, 2002.

    While we believe we will be able to meet these financial covenants, our revenue has been declining and any further decline in revenue may affect our ability to meet these financial covenants in the future.

LYONS CONVERTIBLE DEBT EXCHANGE OFFER

    In December 2002, we together with the Warburg Pincus Equity Partners L.P. and affiliated investment funds (the "Warburg Entities") commenced an exchange offer to purchase up to approximately $661 million aggregate principal amount at maturity, or 70%, of our outstanding LYONs (the "Exchange Offer"). Under the terms of the Exchange Offer, holders of LYONs could elect to receive, for each $1,000 aggregate principal amount of LYONs exchanged, either (i) $389.61 in cash

(the "Cash Consideration") or (ii) a combination of $208.40 in cash plus 77 shares of our common stock (the "Mixed Consideration").

    The Exchange Offer expired on January 28, 2003. An aggregate principal amount at maturity of LYONs of $84,426,000, representing approximately 8.9% of the outstanding LYONs, were validly tendered and not withdrawn in the Exchange Offer. Of these LYONs, $84,416,000 aggregate principal amount at maturity were tendered for the Mixed Consideration and $10,000 aggregate principal amount at maturity were tendered for the Cash Consideration. Accordingly, the Warburg Entities paid an aggregate of approximately $18 million in cash and we delivered 6,500,032 shares of our common stock in the Exchange Offer. In the second quarter of fiscal 2003, we will recognize a pre-tax charge of $36 million related to the Exchange Offer. This charge reflects a $26 million loss related to the retirement of LYONs and $10 million of expenses related to (a) the series C warrants issued to the Warburg Entities; (b) common stock issued to the Warburg Entities pursuant to the Backstop Agreement described below;
(c) estimated transaction costs; and (d) the unamortized costs from the original issuance of LYONs that were retired.

    We and the Warburg Entities are parties to a Backstop Agreement dated as of December 23, 2002, as amended, (the "Backstop Agreement") which contains the terms relating to the Warburg Entities' participation in the Exchange Offer. Pursuant to the terms of the Backstop Agreement, we agreed (i) to grant the Warburg Entities series D warrants to purchase shares of our common stock based on the amount of cash used by the Warburg Entities to purchase LYONs in the Exchange Offer, (ii) to decrease to $0.01 the exercise price of series A and series B warrants currently held by the Warburg Entities, and (iii) to adjust the number of shares of common stock that may be purchased upon the exercise of such warrants. The Warburg Entities also agreed to convert any LYONs purchased with its cash in the Exchange Offer into shares of our common stock.

    On January 30, 2003, we and the Warburg Entities entered into a Waiver/Confirmation Letter Agreement to confirm and waive certain provisions of the Backstop Agreement. The parties agreed that (i) the Warburg Entities would not receive any series D warrants, (ii) the number of shares of our common stock that may be purchased upon exercise of the series B warrants would not be adjusted, and (iii) the per share exercise price of the series B warrants held by the Warburg Entities would not be reduced. However, in consideration of the foregoing agreements, in accordance with the terms of the Backstop Agreement, the parties did agree (i) that the per share exercise price of the series A warrants would be reduced to $0.01, (ii) the Warburg Entities would exercise for cash a portion of the series A warrants to purchase an aggregate of 5,581,013 shares of our common stock for aggregate cash consideration of $55,810 and
(iii) the Warburg Entities would convert all LYONs acquired by them into an aggregate of 1,588,560 shares of our common stock. Pursuant to the Backstop Agreement, after the exercise of the series A warrants by the Warburg Entities, the exercise price of the remaining series A warrants was increased to $34.73.

WARRANTS TO PURCHASE COMMON STOCK

    In consideration of their agreement to participate in the LYONs Exchange Offer, in December 2002, we granted the Warburg Entities series C warrants that have a four year term and are exercisable for an aggregate of 7,355,824 shares of our common stock at an exercise price of $3.50 per share. The fair value of these warrants was estimated to be $5 million using a Black-Scholes securities-pricing model and has been included in additional paid-in capital as of December 31, 2002. We have deferred the cost of these warrants in other current assets and will record the entire amount as an expense in the Consolidated Statement of Operations upon completion of the Exchange Offer.

    Following the completion of the Exchange Offer on January 28, 2003, the Warburg Entities also hold warrants to purchase approximately 6.5 million additional shares of our common stock. These warrants have an exercise price of $34.73 of which series A warrants exercisable for 1,143,564 shares of common stock expire on October 2, 2004, and series B warrants exercisable for 5,379,732 shares of common stock expire on October 2, 2005. As described above, in Febuary 2003, the Warburg Entities had exercised 5,581,101 of the series A warrants that expire on October 2, 2004 for an aggregate cash consideration of $55,810.

FAIR VALUE OF LONG-TERM DEBT

    The estimated fair value of the LYONs and Senior Secured Notes as of December 31, 2002 exceeded the fair value as of September 30, 2002 by $114 million and $203 million, respectively, due to an increase in the quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements taking into consideration the underlying terms of the debt. The estimated fair value of the LYONs and Senior Secured Notes as of September 30, 2002 was $193 million and $279 million, respectively.

INTEREST RATE SWAP AGREEMENTS

    In December 2002, we cancelled our two interest rate swap agreements under which the difference between fixed and floating rate interest amounts, calculated on a $200 million notional principal amount which correlated to a like amount of fixed rate Senior Secured Notes, were exchanged at specified intervals. The cancellation resulted in a reduction to other assets for the removal of the fair market value of the interest rate swaps and cash proceeds of $19 million representing a gain, which will be recognized through interest expense over the remaining term to maturity of the Senior Secured Notes.

FUTURE CASH NEEDS

    Our primary future cash needs will be to fund working capital, capital expenditures, debt service, employee benefit obligations and our business restructuring charges and related expenses. We foresee a further reduction in cash usage on capital expenditures in the remainder of fiscal 2003 as compared with fiscal 2002 as we continue to limit our spending as a result of the continued economic and business uncertainty. In the first quarter of fiscal 2003, we commenced making semiannual payments on the fixed interest rate Senior Secured Notes of approximately $25 million. Based on the current value of the assets in our benefit plans, we expect to make cash contributions of $45 million in fiscal 2003 to fund our pension obligation. We also expect to make cash payments during the remainder of fiscal 2003 related to our business restructuring initiatives of approximately $82 million which are expected to be composed of $41 million for employee separation costs, $33 million for lease obligations, and $8 million for incremental period costs, including computer transition expenditures, relocation and consolidation costs. Lastly, we may make additional cash payments in fiscal 2003 related to a modest business restructuring charge planned for the second quarter of fiscal 2003 in connection with lowering our ongoing costs to support our information technology infrastructure. We believe that our existing cash and cash flows from operations will be sufficient to meet these needs. If we do not generate sufficient cash from operations, we may need to incur additional debt.

    In order to meet our cash needs, we may from time to time, borrow under our five-year Credit Facility or issue other long- or short-term debt, if the market permits such borrowings. We cannot assure you that any such financings will be available to us on acceptable terms or at all. Our ability to make payments on and to refinance our indebtedness, and to fund working capital, capital expenditures, strategic acquisitions, and our business restructuring will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our Credit Facility and the indentures governing the LYONs and the Senior Secured Notes impose, and any future indebtedness may impose, various restrictions and covenants which could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

    We may from time to time seek to retire additional amounts of our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on the prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

GUARANTEES OF INDEBTEDNESS

IRREVOCABLE LETTERS OF CREDIT AND OTHER ARRANGEMENTS

    We have entered into several uncommitted credit facilities totaling
$57 milion and other arrangements similar to irrevocable letters of credit that vary in term, of which an aggregate of $28 million in irrevocable letters of credit was outstanding as of December 31, 2002. Letters of credit are purchased guarantees that ensure our performance or payment to third parties in accordance with specified terms and conditions.

PURCHASE COMMITMENTS AND TERMINATION FEES

    We have commitment contracts with certain suppliers in which we are obligated to purchase a specified amount of inventory based on our forecasts, or pay a charge in the event we do not meet our designated purchase commitments. Additionally certain agreements call for an early termination fee, obligating us to make a payment to the supplier. As of December 31, 2002, the maximum potential payment under these commitments is approximately $105 million, of which we recorded $13 million in other current liabilities and $7 million in other liabilities.

SURETY BONDS

    We acquire various types of surety bonds, such as license, permit, bid and performance bonds, which are irrevocable undertakings by us to make payment in the event we fail to perform our obligations. These bonds vary in duration although most are issued and outstanding from one to three years. As of December 31, 2002, the maximum potential payment under these surety bonds is valued at approximately $11 million. Historically, no surety bonds have been drawn down upon and there is no future expectation that these surety bonds will be drawn upon.

PRODUCT FINANCING ARRANGEMENTS

    We sell products to various resellers that may obtain financing from certain unaffiliated third party lending institutions.

    For our U.S. product financing arrangements with resellers, in the event the lending institution repossesses the reseller's inventory of our products, we are obligated under certain circumstances to repurchase such inventory from the lending institution. Our obligation to repurchase inventory from the lending institution terminates 180 days from our date of invoicing to the reseller. The repurchase amount is equal to the price originally paid to us by the lending institution for the inventory. The amount reported to us from the two resellers who participate in these arrangements as their inventory on-hand was approximately $46 million as of December 31, 2002. We are unable to determine how much of this inventory was financed and, if so, whether any amounts have been paid to the lending institutions. Therefore, our repurchase obligation could be less than the amount of inventory on-hand. While there have not been any repurchases made by us under such agreements, we cannot assure you that we will not be obligated to repurchase inventory under these arrangements in the future.

    For our product financing arrangements with resellers outside the U.S., in the event participating resellers default on their payment obligation to the lending institution, we are obligated under certain circumstances to guarantee repayment to the lending institution. The repayment amount fluctuates with the level of product financing activity. The guarantee repayment amount reported to us from the lending institutions was approximately $15 million as of December 31, 2002. We review and set the maximum credit limit for each reseller participating in these financing arrangements. While there have not been any guarantee repayments by us under such arrangements, there can be no assurance that we will not be obligated to make these repayments in the future.

    We have also entered into a financing arrangement with a U.S. lending institution relating to a portfolio of product rental customers, previously sold by us, obligating us to make payments in the event the institution's collections from such customers fall below a specified amount. This agreement terminates in November 2005. The maximum potential payment under this arrangement is approximately $11 million, which we have recorded in other current liabilities as of December 31, 2002.

TRANSACTIONS WITH LUCENT TECHNOLOGIES INC.

    In connection with our spin-off from Lucent Technologies Inc. ("Lucent") in September 2000, we and Lucent executed and delivered the Contribution and Distribution Agreement and certain related agreements.

    Pursuant to the Contribution and Distribution Agreement, Lucent contributed to us substantially all of the assets, liabilities and operations associated with its enterprise networking businesses (our "Businesses"). The Contribution and Distribution Agreement, among other things, provides that, in general, we will indemnify Lucent for all liabilities including certain pre-Distribution tax obligations of Lucent relating to our Businesses and all contingent liabilities primarily relating our Businesses or otherwise assigned to us. In addition, the Contribution and Distribution Agreement provides that certain contingent liabilities not allocated to one of the parties will be shared by Lucent and us in prescribed percentages. The Contribution and Distribution Agreement also provides that each party will share specified portions of contingent liabilities based upon agreed percentages related to the business of the other party that exceed $50 million. We are unable to determine the maximum potential amount of future payments, if any, that we could be required to make under this agreement.

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

LEGAL PROCEEDINGS

    From time to time, we are involved in legal proceedings arising in the ordinary course of business. Other than as described below, we believe there is no litigation pending against us that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

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

    A class has recently been certified in the West Virginia state court matter. The certified class in the West Virginia matter includes those persons or entities that purchased, leased or financed the products in question. In addition, the court also certified as a subclass all class members who had service protection plans or other service or extended warranty contracts with Lucent in effect as of April 1, 1998, as to which Lucent failed to offer a Year 2000-compliant solution. The federal court in the New York action has issued a decision and order denying class certification, dismissing all but certain fraud claims by one representative plaintiff. No class claims remain in this case at this time. The federal court in the California action has issued an opinion and order granting class certification on a provisional basis, pending submission by plaintiffs of certain proof requirements mandated by the Y2K Act. The class includes any entities that purchased or leased certain products on or after January 1, 1990, excluding those entities who did not have a New Jersey choice of law provision in their contracts and those who did not purchase equipment directly from defendants. The complaints seek, among other remedies, compensatory damages, punitive damages and counsel fees in amounts that have not yet been specified. At this time, we cannot determine whether the outcome of these actions will have a material adverse effect on our financial position, results of operations or cash flows. In addition, if these cases are not resolved in a timely manner, they will require expenditure of significant legal costs related to their defense.

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

    We understand that the federal district court in New Jersey has issued orders staying all securities actions against Lucent, as well as those related to the securities cases, so the parties may discuss a potential global settlement of claims. We also understand that the parties have had preliminary meetings to discuss settlement of these cases.

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

    - a reverse 1-for-50 stock split followed immediately by a forward 50-for-1 stock split of our common stock;

    In June 2002, the court denied the plaintiff's motion for summary judgment and granted our cross-motion for summary judgment. The plaintiff appealed the Chancery Court's decision to the Delaware Supreme Court and, in November 2002, the Delaware Supreme Court affirmed the lower court's ruling in our favor. Subsequently, the plaintiff filed a motion for re-hearing by the Delaware Supreme Court, arguing that the court misapplied the law concerning fractional "shares" versus fractional "interests" to the facts of the case. The Delaware Supreme Court denied the plaintiff's motion for rehearing and, on December 24, 2002, issued a final order affirming the judgment in favor of us.

    In April 2002, a complaint was filed against us in the Superior Court of New Jersey, Somerset County, in connection with the reverse/forward stock splits described above. The action purports to be a class action on behalf of all holders of less than 50 shares of our common stock. The plaintiff is seeking, among other things, injunctive relief enjoining us from effecting the transactions. In recognition of the then pending action in the Delaware Court of Chancery, the plaintiff voluntarily dismissed his complaint without prejudice, pending outcome of the Delaware action.

COMMISSIONS ARBITRATION DEMAND

    In July 2002, a third party representative made formal demand for arbitration for alleged unpaid commissions in an amount in excess of $10 million, stemming from the sale of products from our businesses that were formerly owned by Lucent involving the Ministry of Russian Railways. As the sales of products continue, the third party representative may likely increase its commission demand. The viability of this asserted claim is based on the applicability and interpretation of a representation agreement and an amendment thereto, which provides for binding arbitration. As the representative has not moved forward in the arbitration process since its initial demand in July 2002, we do not currently consider this matter to be active.

LUCENT CONSUMER PRODUCTS CLASS ACTIONS

    In several class action cases (the first of which was filed on June 24, 1996), plaintiffs claim that AT&T and Lucent engaged in fraud and deceit in continuing to lease residential telephones to consumers without adequate notice that the consumers would pay well in excess of the purchase price of a telephone by continuing to lease. The cases were removed and consolidated in federal court in Alabama, and were subsequently remanded to their respective state courts (Illinois, Alabama, New Jersey, New York and California). In July 2001, the Illinois state court certified a nationwide class of plaintiffs. The case in Illinois was scheduled for trial on August 5, 2002. Prior to commencement of trial, however, we had been advised that the parties agreed to a settlement of the claims on a class-wide basis. The settlement was approved by the court on November 4, 2002. Claims from class members were required to be filed on or about January 15, 2003. The submitted claims are currently being reviewed and an aggregate claim amount has not yet been determined.

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

PATENT INFRINGEMENT INDEMNIFICATION CLAIMS

    A patent owner has sued three customers of our managed services business for alleged infringement of a single patent based on the customers' voicemail service. These customers' voicemail service offerings are partially or wholly provided by our managed services business. As a consequence, these customers are requesting defense and indemnification from us in the lawsuits under their managed services contracts. This matter was recently settled for an immaterial amount.

RECENT ACCOUNTING PRONOUNCEMENTS

FASB INTERPRETATION NO. 45

    In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted FIN 45 effective December 2002 and the applicable disclosures are reflected in the section entitled Guarantees of Indebtedness included elsewhere in this Quarterly Report on Form 10-Q.

SFAS 148

    In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"), which amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and requires disclosure about those effects in both annual and interim financial statements. SFAS 148 is effective for our second quarter of fiscal 2003. We have elected to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for our stock compensation plans. Therefore, the adoption of SFAS 148 is not expected to have an impact on our consolidated results of operations, financial position or cash flows.

FASB INTERPRETATION NO. 46

    In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the fourth quarter of fiscal 2003 to variable interest entities in which we may hold a variable interest that we acquired before February 1, 2003. The provisions of FIN 46 require that we immediately disclose certain information if it is reasonably possible that we will be required to consolidate or disclose variable interest entities when FIN 46 becomes effective. We have determined that we do not have a significant interest in such entities requiring the related disclosure based on our preliminary analysis and assessment.

THE APPLICATION OF CRITICAL ACCOUNTING POLICIES

DEFERRED TAX ASSETS

    We currently have significant net deferred tax assets resulting from tax credit carryforwards, net operating losses, and other deductible temporary differences that are available to reduce taxable income in the future. We recorded an increase of $119 million to our net deferred tax assets valuation allowance in the first quarter of fiscal 2003. The increase in the valuation allowance is composed of, in part, an $83 million provision for income taxes to reflect the difference between the actual and expected tax gain associated with the LYONs Exchange Offer. The remainder of the increase in the valuation allowance represents losses incurred in the first quarter of fiscal 2003 and other adjustments that were fully offset with a valuation allowance. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), which place primary importance on a company's cumulative operating results for the current and preceding years.

    We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Although realization is not assured, we have concluded that the remaining net deferred tax assets as of December 31, 2002 in the amount of $443 million will be realized based on the scheduling of deferred tax liabilities and on certain distinct tax planning strategies that we intend to implement in a timely manner, if necessary, which will allow us to recognize the future tax attributes. The amount of net deferred tax assets determined to be realizable was measured by calculating the tax effect of the planning strategies, which include the potential sale of assets and liabilities. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or in future income. Should Avaya determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets valuation allowance would be charged to income in the period such determination was made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    See Avaya's Annual Report filed on Form 10-K for the fiscal year ended September 30, 2002 (Item 7A). At December 31, 2002, there has been no material change in this information other than the termination of the interest rate swap agreements disclosed in Note 7 "Long-Term Debt and Derivative Financial Instruments" to the unaudited interim consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES.

    We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

    Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the principal executive officer and principal financial officer of Avaya Inc. have concluded that Avaya Inc.'s disclosure controls and procedures (as defined in Rules 13a-14c and 15d-14c under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by Avaya Inc. in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5. OTHER INFORMATION.

    We make available free of charge, through our investor relations' website, investors.Avaya.com, our Form 10-K, Form 10-Q and Form 8-K reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits:

        2  Contribution and Distribution Agreement.

        3.1 Restated Certificate of Incorporation of Avaya Inc.

       99.1 Certification of Donald K. Peterson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2 Certification of Garry K. McGuire pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b) Reports on Form 8-K:

       The following Current Reports on Form 8-K were filed by us during the fiscal quarter ended December 31, 2002:

       1. October 30, 2002--Item 9. Regulation FD Disclosure--Avaya furnished information provided at its investment community meeting.

       2. December 23, 2002--Item 5. Other Events--Avaya disclosed adjustments to its September 30, 2002 financial statements.

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

                                                       AVAYA INC.

                                                       By:            /s/ CHARLES D. PEIFFER
                                                            -----------------------------------------
                                                                        Charles D. Peiffer
                                                                            CONTROLLER
                                                                  (PRINCIPAL ACCOUNTING OFFICER)

February 12, 2003

                                 CERTIFICATION

I, Donald K. Peterson, certify that:

    1.  I have reviewed this quarterly report on Form 10-Q of Avaya Inc.

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

                                                               /s/ DONALD K. PETERSON
                                                     -------------------------------------------
                                                                 Donald K. Peterson
                                                        CHAIRMAN AND CHIEF EXECUTIVE OFFICER

                                 CERTIFICATION

I, Garry K. McGuire Sr., certify that:

    1.  I have reviewed this quarterly report on Form 10-Q of Avaya Inc;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

                                                              /s/ GARRY K. MCGUIRE SR.
                                                     -------------------------------------------
                                                                Garry K. McGuire Sr.
                                                             CHIEF FINANCIAL OFFICER AND
                                                          SENIOR VICE PRESIDENT, OPERATIONS