Form 10-Q
period 2003-03-31
AVAYA INC
filed 2003-05-14
CIK 1116521

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-15951

AVAYA INC.

A DELAWARE CORPORATION	I.R.S. EMPLOYER NO. 22-3713430
211 Mount Airy Road Basking Ridge, New Jersey 07920
Telephone Number 908-953-6000

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        At March 31, 2003, 381,324,381 common shares were outstanding.

        This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Avaya and its subsidiaries and other companies, as indicated. Unless otherwise provided in this Quarterly Report on Form 10-Q, trademarks identified by ® and ™ are registered trademarks or trademarks, respectively, of Avaya Inc. or its subsidiaries. All other trademarks are the properties of their respective owners. Liquid Yield Option™ Notes is a trademark of Merrill, Lynch & Co., Inc. Microsoft ® is a registered trademark of Microsoft Corporation.

PART I

Item 1. Financial Statements.

AVAYA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
REVENUE
Products	$623	$749	$1,228	$1,507
Services	458	530	920	1,078

	1,081	1,279	2,148	2,585

COSTS
Products	350	448	709	910
Services	275	325	560	652

	625	773	1,269	1,562

GROSS MARGIN	456	506	879	1,023

OPERATING EXPENSES
Selling, general and administrative	348	407	692	825
Business restructuring charges (reversals) and related expenses	(14)	88	(10)	94
Research and development	94	119	187	239

TOTAL OPERATING EXPENSES	428	614	869	1,158

OPERATING INCOME (LOSS)	28	(108)	10	(135)
Loss on long-term debt extinguishment, net	(35)	—	(35)	—
Other income (expense), net	(22)	12	(19)	18
Interest expense	(17)	(8)	(36)	(17)

LOSS BEFORE INCOME TAXES	(46)	(104)	(80)	(134)
Provision (benefit) for income taxes	(5)	(41)	82	(51)

NET LOSS	$(41)	$(63)	$(162)	$(83)

Net Loss Available to Common Stockholders:
Net loss	$(41)	$(63)	$(162)	$(83)
Accretion of Series B preferred stock	—	(5)	—	(12)
Conversion charge related to Series B preferred stock	—	(125)	—	(125)

Net loss available to common stockholders	$(41)	$(193)	$(162)	$(220)

Loss Per Common Share:
Basic and Diluted	$(0.11)	$(0.63)	$(0.44)	$(0.74)

See Notes to Consolidated Financial Statements.

AVAYA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)
(unaudited)

	As of March 31, 2003	As of September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$724	$597
Receivables, less allowances of $105 at March 31, 2003 and $121 at September 30, 2002	726	876
Inventory	412	467
Deferred income taxes, net	147	160
Other current assets	235	203

TOTAL CURRENT ASSETS	2,244	2,303

Property, plant and equipment, net	840	896
Deferred income taxes, net	297	372
Goodwill	144	144
Other assets	161	182

TOTAL ASSETS	$3,686	$3,897

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$380	$404
Business restructuring reserve	94	170
Payroll and benefit obligations	316	309
Deferred revenue	97	91
Other current liabilities	353	350

TOTAL CURRENT LIABILITIES	1,240	1,324

Long-term debt	886	933
Benefit obligations	1,097	1,110
Other liabilities	513	530

TOTAL NON-CURRENT LIABILITIES	2,496	2,573

Commitments and contingencies
STOCKHOLDERS' DEFICIT
Series A junior participating preferred stock, par value $1.00 per share, 7.5 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 1.5 billion shares authorized, 381,950,239 and 364,752,178 issued (including 625,858 and 557,353 treasury shares) as of March 31, 2003 and September 30, 2002, respectively	4	4
Additional paid-in capital	1,774	1,693
Accumulated deficit	(1,344)	(1,182)
Accumulated other comprehensive loss	(480)	(512)
Less treasury stock at cost	(4)	(3)

TOTAL STOCKHOLDERS' DEFICIT	(50)	—

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,686	$3,897

See Notes to Consolidated Financial Statements.

AVAYA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(unaudited)

	Six Months Ended March 31,
	2003	2002
OPERATING ACTIVITIES:
Net loss	$(162)	$(83)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Business restructuring charges (reversal)	(17)	84
Depreciation and amortization	101	116
Provision for uncollectible receivables	5	36
Deferred income taxes	(44)	(66)
Deferred tax valuation allowance	126	—
Loss on extinguishment of debt, net	35	—
Lucent securities litigation charge	25	—
Amortization of debt discount and deferred financing costs	12	9
Amortization of restricted stock units	14	11
Adjustments for other non-cash items, net	(6)	(7)
Changes in operating assets and liabilities:
Receivables	124	264
Inventory	53	23
Interest rate swap termination	19	—
Accounts payable	(42)	(180)
Payroll and benefits, net	(8)	(47)
Business restructuring reserve	(59)	(99)
Deferred revenue	6	(5)
Other assets and liabilities	(49)	(98)

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	133	(42)

INVESTING ACTIVITIES:
Capital expenditures	(17)	(46)
Proceeds from the sale of property, plant and equipment	1	4
Other investing activities, net	2	2

NET CASH USED FOR INVESTING ACTIVITIES	(14)	(40)

FINANCING ACTIVITIES:
Issuance of common stock	5	226
Net decrease in commercial paper	—	(420)
Issuance of long-term debt	—	895
Payment of issuance costs related to debt and equity offerings	—	(29)
Repayment of credit facility borrowing	—	(200)
Termination of accounts receivable securitization	—	(74)
Other financing activities, net	—	(1)

NET CASH PROVIDED BY FINANCING ACTIVITIES	5	397

Effect of exchange rate changes on cash and cash equivalents	3	(6)

Net increase in cash and cash equivalents	127	309
Cash and cash equivalents at beginning of fiscal year	597	250

Cash and cash equivalents at end of period	$724	$559

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

Basis of Presentation

        The accompanying unaudited consolidated financial statements as of March 31, 2003 and for the three and six months ended March 31, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission for interim financial statements, and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002. In the Company's opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated. Certain prior year amounts have been reclassified to conform to the current interim period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

2.     Recent Accounting Pronouncements

FASB Interpretation No. 45

        In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 expands on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the recognition and measurement provisions of FIN 45 beginning in the second quarter of fiscal 2003. The applicable disclosures are reflected in Note 12—Commitments and Contingencies.

EITF Issue No. 00-21

        In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements that involve the delivery or performance of multiple revenue generating activities, including the sale of products combined with initial installation, initiation, or activation services, that may occur at different points in time or over different periods of time. This consensus addresses when and, if so, how an arrangement with multiple deliverables should be divided into separate units of accounting. EITF 00-21 will apply to revenue arrangements entered into by the Company beginning in the fourth quarter of fiscal 2003. The Company is currently evaluating the impact of EITF 00-21 to determine the effect, if any, it may have on the Company's consolidated results of operations, financial position or cash flows.

SFAS 148

        In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"), which amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and requires disclosure about those effects in both annual and interim financial statements.

        The Company has elected to continue to account for its stock compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock-based employee compensation cost related to stock options is reflected in the Company's Statements of Operations, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company records compensation cost for the amortization of restricted stock units issued to employees. The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123.

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
	(dollars in millions, except per share amounts)
Net loss available to common stockholders, as reported	$(41)	$(193)	$(162)	$(220)
Deduct: Total stock-based employee compensation income determined under fair value based method, net of related tax effect	28	8	55	18

Pro forma net loss available to common stockholders	$(13)	$(185)	$(107)	$(202)

Loss per share:
Basic and Diluted—as reported	$(0.11)	$(0.63)	$(0.44)	$(0.74)

Basic and Diluted—pro forma	$(0.03)	$(0.60)	$(0.29)	$(0.68)

        The fair value of stock options used to compute pro forma net loss resulted in additional income in each of the respective periods because a substantial number of previously granted options have been forfeited/expired and the cumulative reversal of pro forma expense related to these options exceeds the pro forma expense related to the remaining outstanding options.

FASB Interpretation No. 46

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of FIN 46 are effective for financial statements issued by the Company beginning in the second quarter of fiscal 2003. FIN 46 consolidation requirements for variable interest entities created or acquired subsequent to January 31, 2003 are also effective for all financial statements issued by the Company beginning in the second quarter of fiscal 2003. For variable interest entities created or acquired prior to February 1, 2003, the consolidation requirements of FIN 46 become effective for the Company in the fourth quarter of fiscal 2003. The Company currently has no significant contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN 46 did not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

SFAS 149

        In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The changes are intended to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Additionally, those changes are expected to result in more consistent reporting of contracts as either derivatives or hybrid instruments. The requirements of SFAS 149 become effective for the Company beginning in the third quarter of fiscal 2003 for contracts entered into or modified by it and for hedging relationships designated thereafter. The Company is currently evaluating the impact of SFAS 149 to determine the effect, if any, it may have on the Company's consolidated results of operations, financial position or cash flows.

3.     Goodwill and Intangible Assets

        The carrying value of goodwill as of March 31, 2003, by operating segment, was comprised of $118 million attributed to Converged Systems and Applications and $26 million attributed to Small and Medium Business Solutions.

        Amortization expense for the Company's existing technology and other definite life intangible assets was $3 million and $9 million for the three months ended March 31, 2003 and 2002, and $6 million and $17 million for the six months ended March 31, 2003 and 2002, respectively. Estimated amortization expense remaining for the succeeding fiscal years as of March 31, 2003 is (i) $6 million for the remaining six months in fiscal 2003; (ii) $4 million in 2004; (iii) $1 million in 2005; and (iv) $1 million in 2006. The net carrying value of intangible assets having definite lives was $12 million as of March 31, 2003 and is included in other assets.

4.     Comprehensive Income (Loss)

        Other comprehensive income (loss) is recorded as a component of accumulated other comprehensive loss within the Stockholders' Deficit section of the Consolidated Balance Sheets and includes unrealized gains and losses excluded from the Consolidated Statements of Operations. These unrealized gains and losses for the three and six months ended March 31, 2003 and 2002 consisted of foreign currency translation adjustments, which were not adjusted for income taxes as they primarily relate to indefinite investments in non-U.S. subsidiaries.

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
	(dollars in millions)
Net loss	$(41)	$(63)	$(162)	$(83)
Other comprehensive income (loss):
Foreign currency translations	7	(11)	32	(25)

Total comprehensive loss	$(34)	$(74)	$(130)	$(108)

5.     Supplementary Financial Information

Balance Sheet Information

	As of March 31, 2003	As of September 30, 2002
	(dollars in millions)
INVENTORY
Completed goods	$302	$347
Work in-process and raw materials	110	120

Total inventory	$412	$467

Statements of Operations Information

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
	(dollars in millions)
OTHER INCOME (EXPENSE), NET
Gain (loss) on foreign currency transactions	$—	$8	$(1)	$9
Impairment of cost investment	—	(4)	—	(4)
Interest income	4	5	8	11
Lucent securities litigation charge	(25)	—	(25)	—
Other, net	(1)	3	(1)	2

Total other income (expense), net	$(22)	$12	$(19)	$18

Cash Flow Information

	Six Months Ended March 31,
	2003	2002
	(dollars in millions)
Non-cash transactions:
Exchange of LYONs for common stock	$18	$—
Warrants to purchase common stock issued in LYONs Exchange Offer	5	—
Accretion of Series B preferred stock	—	12
Conversion of Series B preferred stock	—	395
Conversion charge related to Series B preferred stock	—	125
Issuance of common stock in connection with March 2002 equity transactions	—	(532)

Total non-cash transactions	$23	$—

6.     Business Restructuring Reserve

        The business restructuring reserve reflects the remaining balance associated with the Company's business restructuring charges recorded in fiscal 2000 through 2002. The following table summarizes the status of the Company's business restructuring reserve as of and for the three and six months ended March 31, 2003:

	Employee Separation Costs	Lease Termination Obligations	Total Business Restructuring Reserve
	(dollars in millions)
Balance as of September 30, 2002	$68	$102	$170
Cash payments	(26)	(15)	(41)

Balance as of December 31, 2002	42	87	129
Cash payments	(11)	(7)	(18)
Reversals	(15)	(2)	(17)

Balance as of March 31, 2003	$16	$78	$94

        In the second quarter of fiscal 2003, the Company recorded a reversal of $17 million primarily attributable to higher employee attrition than originally anticipated and more favorable than expected real estate lease termination costs.

        The charges for employee separation costs in fiscal 2002 were recorded in connection with the elimination of approximately 4,240 management and union-represented employee positions worldwide, of which approximately 150 remaining employees are expected to depart the Company by the end of fiscal 2003. The workforce reductions associated with the business restructuring activities in fiscal 2001 and 2000 have been completed. Payments on lease termination obligations are related to vacated real estate facilities and will be substantially completed by 2011.

7.     Long-Term Debt and Derivative Financial Instruments

LYONs Convertible Debt

        In December 2002, the Company, together with the Warburg Pincus Equity Partners L.P. and affiliated investment funds (the "Warburg Entities"), commenced an exchange offer to purchase up to approximately $661 million aggregate principal amount at maturity, or 70%, of the Company's outstanding Liquid Yield Option™ Notes due 2021 ("LYONs") (the "Exchange Offer"). Under the terms of the Exchange Offer, holders of LYONs could elect to receive, for each $1,000 aggregate principal amount at maturity of LYONs exchanged, either (i) $389.61 in cash (the "Cash Consideration") or (ii) a combination of $208.40 in cash plus 77 shares of the Company's common stock (the "Mixed Consideration").

        Avaya and the Warburg Entities entered into a Backstop Agreement, as amended (the "Backstop Agreement"), which contains the terms relating to the Warburg Entities' participation in the Exchange Offer. Under the terms of the Backstop Agreement, the Company granted the Warburg Entities the series C warrants described in Note 8—Stock Compensation and Other Equity Transactions, and reduced the exercise price of 5,581,101 of the 6,724,665 series A warrants held by the Warburg Entities to $.01 per share. The Warburg Entities exercised their series A warrants and converted the LYONs they acquired in the Exchange Offer into shares of the Company's common stock, each as described below.

        In January 2003, the Exchange Offer expired and an aggregate principal amount at maturity of LYONs of $84,426,000, representing approximately 8.9% of the outstanding LYONs, or approximately $43 million in accreted value, was tendered. Of these LYONs, $84,416,000 aggregate principal amount at maturity were tendered for the Mixed Consideration and $10,000 aggregate principal amount at maturity were tendered for the Cash Consideration. In exchange for the LYONs accepted in the Exchange Offer, the Warburg Entities paid an aggregate amount of approximately $18 million in cash and the Company delivered 6,500,032 shares of its common stock in the Exchange Offer. The Company delivered an additional 1,588,548 shares of its common stock to the Warburg Entities upon conversion of LYONs acquired by them in the Exchange Offer. In the second quarter of fiscal 2003, the Company recognized in the Statement of Operations a pre-tax charge of $36 million in loss on long-term debt extinguishment, net related to the Exchange Offer. This charge reflects a $26 million loss related to the retirement of LYONs and $10 million of expenses related to (a) series C warrants issued to the Warburg Entities; (b) common stock issued to the Warburg Entities; (c) estimated transaction costs; and (d) the unamortized costs from the original issuance of LYONs that were retired.

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

        In March 2003, the Company repurchased $14 million aggregate principal amount at maturity of LYONs, or $7 million in accreted value, in open market transactions. These repurchases resulted in a $1 million gain that partially offset the loss related to the Exchange Offer. The Company has recorded a $6 million obligation associated with the net reduction in long-term debt as a component of accounts payable as of March 31, 2003 since the cash settlement of these transactions occurred in April 2003.

        See Note 13—Subsequent Events for additional repurchases of LYONs.

Interest Rate Swap Agreements

        In December 2002, the Company cancelled two interest rate swap agreements under which the difference between fixed and floating rate interest amounts, calculated on a $200 million notional principal amount which correlated to a like amount of fixed rate Senior Secured Notes, was exchanged at specified intervals. The cancellation resulted in a reduction to other assets for the removal of the fair market value of the interest rate swaps and cash proceeds of $19 million representing a deferred gain, which is being recognized as a reduction to interest expense over the remaining term to maturity of the Senior Secured Notes. The unamortized balance of the deferred gain is included in long-term debt on the balance sheet and amounted to $18 million as of March 31, 2003.

8.     Stock Compensation and Other Equity Transactions

Stock Options and Restricted Stock Units Grants

        During the six months ended March 31, 2003, the Company granted to eligible employees approximately 13.1 million stock options at a weighted average exercise price of $2.98 per option and 5.8 million restricted stock units at a weighted average market price of $2.95 per unit.

Warrants to Purchase Common Stock

        In consideration of their agreement to participate in the LYONs Exchange Offer, in December 2002, the Company granted the Warburg Entities series C warrants that have a four-year term and are exercisable for an aggregate of 7,355,824 shares of Avaya common stock at an exercise price of $3.50 per share. The fair value of these warrants was estimated to be $5 million using a Black-Scholes securities-pricing model and has been included in additional paid-in capital. During the second quarter of fiscal 2003, upon completion of the Exchange Offer, the Company recognized the cost of these warrants as a commitment fee and recorded the amount in loss on long-term debt extinguishment, net.

        Following completion of the Exchange Offer, in January 2003 the Warburg Entities exercised 5,581,101 of the series A warrants for an aggregate cash consideration of $55,811.

        As of March 31, 2003, the Warburg Entities hold warrants to purchase the following additional shares of the Company's common stock:

Warrants	Number of Shares	Exercise Price	Expiration Date
Series A	1,143,564	$34.73	October 2, 2004
Series B	5,379,732	$34.73	October 2, 2005
Series C	7,355,824	$3.50	December 23, 2006

Total	13,879,120

9.     Loss Per Share of Common Stock

        Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by adjusting net income available to common stockholders and weighted average outstanding shares, assuming conversion of all potentially dilutive securities including stock options, warrants, convertible participating preferred stock and convertible debt.

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
	(dollars and shares in millions, except per share amounts)
Net loss available to common stockholders	$(41)	$(193)	$(162)	$(220)

Shares used in computing loss per common share:
Basic and Diluted	375	306	371	297

Loss per common share:
Basic and Diluted	$(0.11)	$(0.63)	$(0.44)	$(0.74)

Securities excluded from the computation of diluted loss per common share(1):
Options	54	46	51	46
Series B preferred stock	—	38	—	38
Warrants	16	12	14	12
Convertible debt	199	54	233	40

Total	269	150	298	136

(1)
These securities have been excluded from the diluted loss per common share calculation since the effect of their inclusion would have been antidilutive.

10.   Operating Segments

        The Company reports its operations in four segments: (1) Converged Systems and Applications ("CSA"), (2) Small and Medium Business Solutions ("SMBS"), (3) Services and (4) Connectivity Solutions. The CSA segment is focused on large enterprises and includes converged systems products, unified communications solutions and customer relationship management offerings. The SMBS segment develops, markets and sells converged and traditional voice communications solutions for small and mid-sized enterprises and includes all key and Internet Protocol telephony systems and applications, as well as messaging products. The Services segment offers a comprehensive portfolio of services that enable customers to plan, design, build and manage their communications networks. The Connectivity Solutions segment provides structured cabling systems and electronic cabinets to its customers.

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

REPORTABLE SEGMENTS

        Summarized financial information concerning the Company's reportable segments is shown in the following table:

	Reportable Segments				Corporate
	Converged Systems and Applications	Small and Medium Business Solutions	Services	Connectivity Solutions	Business Restructuring Related (Expenses) Reversal	Other Unallocated Amounts	Total Consolidated
	(dollars in millions)
Three Months Ended March 31, 2003
Revenue	$437	$55	$458	$131	$—	$—	$1,081
Operating income (loss)	(16)	(4)	40	3	14	(9)	28
Three Months Ended March 31, 2002
Revenue	$547	$59	$530	$143	$—	$—	$1,279
Operating income (loss)	(32)	(9)	64	(32)	(88)	(11)	(108)
Six Months Ended March 31, 2003
Revenue	$865	$111	$920	$252	$—	$—	$2,148
Operating income (loss)	(50)	(5)	75	(5)	10	(15)	10
Six Months Ended March 31, 2002
Revenue	$1,110	$118	$1,078	$279	$—	$—	$2,585
Operating income (loss)	(87)	(9)	142	(69)	(94)	(18)	(135)

Geographic Information

        Financial information relating to the Company's revenues by geographic area was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
	(dollars in millions)
Revenue(1)
U.S.	$790	$928	$1,567	$1,872
International	291	351	581	713

Total	$1,081	$1,279	$2,148	$2,585

(1)
Revenue is attributed to geographic areas based on the location of customers.

Concentrations

        Following the Company's sale in March 2000 of its primary distribution function for voice communications systems for small and mid-sized enterprises to Expanets, Inc. ("Expanets"), currently the Company's largest dealer, the Company agreed in May 2001 to provide a $125 million short-term secured line of credit to Expanets. The line of credit applied to certain unpaid amounts and outstanding receivables due to Avaya by Expanets and is secured by a first priority lien on Expanets' receivables and inventory. In March 2002, the Company entered into an amended Dealer Credit

Agreement with Expanets and its parent company, NorthWestern Corporation ("NorthWestern") to provide for installment payments under the line of credit with the final balance due to Avaya on December 31, 2002.

        The Company had been engaged in discussions with Expanets regarding certain operating issues and customer data and billing management services related to the March 2000 sale to Expanets. Although these issues were unrelated to Expanets' and NorthWestern's obligations under the Dealer Credit Agreement, the Company, because of the importance of its relationship with Expanets and the customer base served by Expanets, agreed to extend the term of the final installment payment of $27 million to February 2003.

        In March 2003, the Company entered into a restructured agreement with Expanets and NorthWestern to resolve matters related to the March 2000 sale to Expanets and to set payment terms for the remaining amounts due to Avaya under the line of credit. In exchange for the companies providing mutual general releases of liability concerning the outstanding operational issues, the parties agreed to, among other things, the following:

  •
  The Company canceled the notes receivable and surrendered the preferred equity interests delivered to Avaya by Expanets in March 2000 in partial payment of the purchase price for the sale of the distribution function to Expanets. The Company did not record a charge in its Consolidated Statement of Operations during the second quarter of fiscal 2003 related to this transaction because no value was ascribed to these securities in the Company's financial statements. The Company had written off the value of these securities at the time of the sale primarily because the notes were by their terms subordinated to Expanets' senior debt and collection of the notes was unlikely, and the preferred equity was junior to Expanets' senior debt and the notes receivable, as well as Expanets' other series of preferred equity.

  •
  The Company converted approximately $27 million owed to Avaya by Expanets under the line of credit, initially due in December 2002, to a term loan, which will be repaid in three equal installments of $9 million on January 1, April 1, and July 1, 2004. As of March 31, 2003, this note receivable was reclassified from accounts receivable to other current assets and other assets in the Consolidated Balance Sheet. Expanets will continue to pay interest on this amount on a monthly basis at the agreed upon annual rate of 15%.

  •
  If Expanets defaults on the installments under the extended payment terms, the Company retains the right to require NorthWestern to purchase an interest in the term loan from Avaya in an amount equal to the outstanding balance on the term loan at the time of default. A default by NorthWestern of its obligations could, at Avaya's election, be declared a default under the Expanets Dealer Credit Agreement, resulting in a termination of certain non-competition provisions contained in such agreement and permitting Avaya to sell products and services to certain of Expanets' customers.

        Additionally, the Company has recorded $21 million in receivables representing trade receivables due from Expanets on recurring sales of products and maintenance services.

        In April 2003, NorthWestern announced that it expected to record charges in its December 31, 2002 financial statements related to, among other things, asset impairments and deferred tax valuation allowances related to Expanets. In addition, NorthWestern announced that it filed for an extension to file its Annual Report on Form 10-K in order to take certain actions related to identified deficiencies in internal controls. In its Annual Report on Form 10-K, NorthWestern disclosed that its independent auditors had advised its Audit Committee that these internal control deficiencies constituted reportable conditions and, collectively, a material weakness as defined in Statement of Auditing Standards No. 60.

        There can be no assurance that Expanets or NorthWestern will be able to comply with the remaining terms of the restructured agreement. In the event Expanets or NorthWestern are unable to comply with the terms of the restructured agreement and a default occurs, the remedies available to Avaya under such agreement may be insufficient to satisfy in full all of Expanets' obligations to the Company.

11.   Related Party Transactions

        The Warburg Entities are substantial stockholders of Avaya and are considered affiliates. As of March 31, 2003, the Warburg Entities hold approximately 60 million shares of Avaya common stock, which represents approximately 15.8% of the Company's outstanding common stock, and warrants to purchase approximately 14 million additional shares of Avaya common stock.

        In connection with their agreement to participate in the LYONs Exchange Offer, the Company granted the Warburg Entities the right to designate one individual for election to Avaya's board of directors for so long as they hold a specified number of shares of the Company's common stock. In accordance with these provisions, in January 2003, Joseph P. Landy, Co-President of Warburg Pincus LLC, was appointed to Avaya's board of directors.

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

Year 2000 Actions

        Three separate purported class action lawsuits are pending against Lucent Technologies, Inc. ("Lucent"), the Company's former parent, one in state court in West Virginia, one in federal court in the Southern District of New York and another in federal court in the Southern District of California. The case in New York was filed in January 1999 and, after being dismissed, was refiled in September 2000. The case in West Virginia was filed in April 1999 and the case in California was filed in June 1999, and amended in 2000 to include Avaya as a defendant. The Company may also be named a party to the other actions and, in any event, has assumed the obligations of Lucent for all of these cases under the Contribution and Distribution Agreement, as described in "Transactions with Lucent," between the Company and Lucent. All three actions are based upon claims that Lucent sold products that were not Year 2000 compliant, meaning that the products were designed and developed without considering the possible impact of the change in the calendar from December 31, 1999 to January 1, 2000. The complaints allege that the sale of these products violated statutory consumer protection laws and constituted breaches of implied warranties.

        A class has recently been certified in the West Virginia state court matter. The certified class in the West Virginia matter includes those persons or entities that purchased, leased or financed the products in question. In addition, the court also certified as a subclass all class members who had service protection plans or other service or extended warranty contracts with Lucent in effect as of April 1, 1998, as to which Lucent failed to offer a free Year 2000-compliant solution. The defendants have recently removed this case to federal court in West Virginia. The plaintiffs have filed a motion to remand this matter to West Virginia state court. The federal court in the New York action has issued a decision and order denying class certification, dismissing all but certain fraud claims by one representative plaintiff. No class claims remain in this case at this time. The federal court in the California action has issued an opinion and order granting class certification. The class includes any entities that purchased or leased certain products on or after January 1, 1990, excluding those entities who did not have a New Jersey choice of law provision in their contracts and those who did not purchase equipment directly from defendants. The federal court in the California action has issued an order staying the action pending the outcome of the West Virginia matter. The complaints seek, among other remedies, compensatory damages, punitive damages and counsel fees in amounts that have not yet been specified. At this time, the Company cannot determine whether the outcome of these actions will have a material adverse effect on its financial position, results of operations or cash flows. These cases have required in the past, and may require in the future, expenditure of significant legal costs related to their defense.

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

        In March 2003, Lucent announced that it had entered into a $420 million settlement of all pending shareholder and related litigation. Certain cases which are the subject of the settlement are shared contingent liabilities under the Contribution and Distribution Agreement and accordingly, the Company is responsible for 10% of the liabilities attributable to those cases. The amount of the Company's portion of this liability has not yet been finally determined, however, in the second quarter of fiscal 2003, the Company recorded a charge of $25 million, representing the Company's estimate of its liability in this matter. Upon settlement, the amount of this liability will be adjusted to reflect the Company's actual obligation in this matter. The liability may be settled, at the Company's option, in any combination of cash and the Company's equity securities. See "Guarantees of Indebtedness—Transactions with Lucent" for a discussion of the maximum amount of the Company's liability in this matter.

Licensing Arbitration

        In March 2001, a third party licensor made formal demand for alleged royalty payments which it claims the Company owes as a result of a contract between the licensor and the Company's predecessors, initially entered into in 1995, and renewed in 1997. The licensor claims that the Company owes royalty payments for software integrated into certain of the Company's products. The licensor also alleges that the Company has breached the governing contract by not honoring a right of first refusal related to development of fax software for next generation products. In May 2003, the arbitrator awarded the licensor approximately $650,000 in total damages, including interest and certain legal costs.

Commissions Arbitration Demand

        In July 2002, a third party representative made formal demand for arbitration for alleged unpaid commissions in an amount in excess of $10 million, stemming from the sale of products from the Company's businesses that were formerly owned by Lucent involving the Ministry of Russian Railways. As the sales of products continue, the third party representative may likely increase its commission demand. The viability of this asserted claim is based on the applicability and interpretation of a representation agreement and an amendment thereto, which provides for binding arbitration. The claimant recently filed its arbitration demand with the American Arbitration Association.

Lucent Consumer Products Class Actions

        In several class action cases (the first of which was filed on June 24, 1996), plaintiffs claim that AT&T and Lucent engaged in fraud and deceit in continuing to lease residential telephones to consumers without adequate notice that the consumers would pay well in excess of the purchase price of a telephone by continuing to lease. The cases were removed and consolidated in federal court in Alabama, and were subsequently remanded to their respective state courts (Illinois, Alabama, New Jersey, New York and California). In July 2001, the Illinois state court certified a nationwide class of plaintiffs. The case in Illinois was scheduled for trial on August 5, 2002. Prior to commencement of trial, however, the Company was advised that the parties agreed to a settlement of the claims on a class-wide basis. The settlement was approved by the court on November 4, 2002. Claims from Class members were required to be filed on or about January 15, 2003. The submitted claims are currently being reviewed and an aggregate claim amount has not yet been determined.

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

Product Warranties

        The Company recognizes a liability for the estimated costs that may be incurred to remedy certain deficiencies of quality or performance in Avaya products. These product warranties extend over a specified period of time generally ranging up to one year from the date of sale depending upon the product subject to the warranty. The Company accrues a provision for estimated future warranty costs based upon the historical relationship of warranty claims to sales. The Company periodically reviews the adequacy of its product warranties and adjusts, if necessary, the warranty percentage and accrued warranty reserve, which is included in other current liabilities in the Consolidated Balance Sheets, for actual experience.

        The following table reconciles the changes in the Company's product warranty reserve as of and for the six months ended March 31, 2003:

(dollars in millions)
Balance at September 30, 2002	$40
Warranties accrued during the six months ended March 31, 2003	28
Payments made during the period	(29)

Balance at March 31, 2003	$39

Guarantees of Indebtedness

Irrevocable Letters of Credit and Other Arrangements

        The Company has entered into several uncommitted credit facilities totaling $43 million and other arrangements similar to irrevocable letters of credit that vary in term, of which an aggregate of $31 million in irrevocable letters of credit and other arrangements were outstanding as of March 31, 2003. Letters of credit are purchased guarantees that ensure the Company's performance or payment to third parties in accordance with specified terms and conditions.

Purchase Commitments and Termination Fees

        The Company has commitment contracts with certain suppliers in which Avaya is obligated to purchase a specified amount of inventory based on Avaya's forecasts, or pay a charge in the event Avaya does not meet its designated purchase commitments. Additionally certain agreements call for an early termination fee, obligating the Company to make a payment to the supplier. As of March 31, 2003, the maximum potential payment under these commitments is approximately $83 million, of which the Company recorded $3 million in other current liabilities and $5 million in other liabilities.

Surety Bonds

        The Company acquires various types of surety bonds, such as license, permit, bid and performance bonds, which are irrevocable undertakings by the Company to make payment in the event Avaya fails to perform its obligations. These bonds vary in duration although most are issued and outstanding from one to three years. As of March 31, 2003, the maximum potential payment under these surety bonds is approximately $19 million. Historically, no surety bonds have been drawn down upon and there is no future expectation that these surety bonds will be drawn upon.

Product Financing Arrangements

        Avaya sells products to various resellers that may obtain financing from certain unaffiliated third party lending institutions.

        For the Company's U.S. product financing arrangement with resellers, in the event the lending institution repossesses the reseller's inventory of Avaya products, Avaya is obligated under certain circumstances to repurchase such inventory from the lending institution. The Company's obligation to repurchase inventory from the lending institution terminates 180 days from the date of invoicing by Avaya to the reseller. The repurchase amount is equal to the price originally paid to Avaya by the lending institution for the inventory. The amount reported to the Company from the two resellers who participate in these arrangements as their inventory on-hand was approximately $66 million as of March 31, 2003. The Company is unable to determine how much of this inventory was financed and, if so, whether any amounts have been paid to the lending institutions. Therefore, the Company's repurchase obligation could be less than the amount of inventory on-hand. While there have not been any repurchases made by Avaya under such agreements, there can be no assurance that the Company will not be obligated to repurchase inventory under these arrangements in the future.

        For the Company's product financing arrangements with resellers outside the U.S., in the event participating resellers default on their payment obligation to the lending institution, the Company is obligated under certain circumstances to guarantee repayment to the lending institution. The repayment amount fluctuates with the level of product financing activity. The guarantee repayment amount reported to the Company from the lending institutions was approximately $15 million as of March 31, 2003. Avaya reviews and sets the maximum credit limit for each reseller participating in these financing arrangements. While there have not been any guarantee repayments by Avaya under such arrangements, there can be no assurance that the Company will not be obligated to make these repayments in the future.

        The Company has also entered into a financing arrangement with a U.S. lending institution relating to a portfolio of product rental customers, previously sold by the Company, obligating the Company to make payments in the event the institution's collections from such customers fall below a specified amount. This agreement terminates in November 2005. The maximum potential payment under this arrangement is approximately $7 million, which the Company has recorded in other current liabilities as of March 31, 2003.

Credit Facility Indemnification

        In connection with its obligations under the amended credit facility described in Note 13—Subsequent Events, the Company has agreed to indemnify the third party lending institutions for costs incurred by the institutions related to changes in tax law or other legal requirements. While there have been no amounts paid to the lenders pursuant to this indemnity in the past, there can be no assurance that the Company will not be obligated to indemnify the lenders under this arrangement in the future.

Transactions with Lucent

        In connection with the Company's spin-off from Lucent in September 2000, the Company and Lucent executed and delivered the Contribution and Distribution Agreement and certain related agreements.

        Pursuant to the Contribution and Distribution Agreement, Lucent contributed to the Company substantially all of the assets, liabilities and operations associated with its enterprise networking businesses (the "Company's Businesses"). The Contribution and Distribution Agreement, among other things, provides that, in general, the Company will indemnify Lucent for all liabilities including certain pre-Distribution tax obligations of Lucent relating to the Company's Businesses and all contingent liabilities primarily relating to the Company's Businesses or otherwise assigned to the Company. In addition, the Contribution and Distribution Agreement provides that certain contingent liabilities not allocated to one of the parties will be shared by Lucent and the Company in prescribed percentages. The Contribution and Distribution Agreement also provides that each party will share specified portions of contingent liabilities based upon agreed percentages related to the business of the other party that exceed $50 million. In the second quarter of fiscal 2003, the Company recorded a charge of $25 million, representing its estimate of the amount of its liability associated with the settlement by Lucent of the securities litigation described previously. The Company cannot at this time determine the maximum amount of its liability for this matter, however, because it is not responsible for all of the cases which are the subject of Lucent's $420 million settlement. The maximum amount of the Company's liability will be less than $42 million, or 10% of the total Lucent settlement. The Company is unable to determine the maximum potential amount of other future payments, if any, that it could be required to make under this agreement.

        In addition, if the separation from Lucent fails to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code because of an acquisition of the Company's stock or assets, or some other actions of the Company, then the Company will be solely liable for any resulting corporate taxes.

13.   Subsequent Events

Amendment of Credit Facility

        In April 2003, the Company and the lenders under the Company's five-year revolving credit agreement amended the credit facility to reduce the size of the facility to $250 million and amend certain covenants included in the credit agreement. The amended credit facility, which expires in September 2005, requires the Company to maintain a ratio of consolidated EBITDA, calculated in accordance with the credit agreement, to interest expense of:

  •
  2.50 to 1 for the four quarter period ending June 30, 2003;

  •
  2.70 to 1 for the four quarter period ending September 30, 2003;

  •
  2.90 to 1 for the four quarter period ending December 31, 2003;

  •
  3.20 to 1 for the four quarter period ending March 31, 2004;

  •
  3.50 to 1 for the four quarter period ending June 30, 2004; and

  •
  4.00 to 1 for the four quarter period ending September 30, 2004 and each four quarter period thereafter.

        If the Company's Connectivity Solutions segment is sold, for purposes of these calculations, the ratios above will be reduced (i) by 0.20 for the fiscal quarter in which the Company's Connectivity Solutions segment is sold, (ii) by 0.40 for the fiscal quarter following the fiscal quarter referred to in (i) above, (iii) by 0.60 for the fiscal quarter following the fiscal quarter referred to in (ii) above and (iv) by 0.80 for each fiscal quarter thereafter.

        In addition, the Company is required to maintain consolidated EBITDA, as calculated in accordance with the credit agreement, of:

  •
  $190 million for the four quarter period ending June 30, 2003;

  •
  $220 million for the four quarter period ending September 30, 2003;

  •
  $230 million for the four quarter period ending December 31, 2003;

  •
  $270 million for the four quarter period ending March 31, 2004;

  •
  $300 million for the four quarter period ending June 30, 2004;

  •
  $330 million for the four quarter period ending September 30, 2004; and

  •
  $350 million for each four quarter period thereafter.

        If the Company's Connectivity Solutions segment is sold, for purposes of these calculations, the minimum EBITDA amounts will be reduced (i) by $15 million for the fiscal quarter in which the Company's Connectivity Solutions segment is sold, (ii) by $30 million for the fiscal quarter following the fiscal quarter referred to in (i) above, (iii) by $45 million for the fiscal quarter following the fiscal the fiscal quarter referred to in (ii) above and (iv) by $60 million for each fiscal quarter thereafter.

        The Company's credit agreement, prior to the amendment, prohibited the Company from using more than $100 million in cash to redeem or repurchase the LYONs. However, under the amended credit agreement, this limitation may be increased, up to a maximum of $400 million, by an amount equal to 100% of the net cash proceeds of equity and debt issuances in the capital markets, including the May 2003 issuance of the Senior Secured Notes described below, and 50% of the net cash proceeds of the sale of the Company's Connectivity Solutions segment and its corporate aircraft. As of the date hereof, the Company has used approximately $59 million in cash to repurchase LYONs and, as a result of the amendments to the credit facility and the public offering of Senior Secured Notes described below, has the ability under the amended credit facility to use an additional $252 million in cash to repurchase LYONs. In addition, the amended credit agreement requires the Company to maintain, as of each day in the period commencing September 30, 2004 until the later of (a) the date that the put obligation under the LYONs is satisfied and (b) the date upon which the Company delivers to the lenders under the amended credit agreement a certificate certifying the Company's compliance with the covenants included in the amended credit facility for the fiscal quarter ended September 30, 2004, liquidity of not less than $300 million on a pro forma basis as if the put obligation under the LYONs had been satisfied as of such day. Holders of LYONs may require the Company to purchase all or a portion of their LYONs on October 31, 2004, 2006 and 2011 at a price per LYON of $542.95, $583.40 and $698.20, respectively. For purposes of this calculation, liquidity is defined as the sum of the unused commitments under our credit facility plus domestic cash, to the extent free and clear of any liens other than liens under the collateral arrangements securing the Company's obligations to the lenders under the amended credit facility and its obligations under its Senior Secured Notes.

        The credit facility was also amended to permit us to issue up to $200 million in debt issued in the capital markets (in addition to debt outstanding under the initial Senior Secured Notes) provided such debt is junior to the amended credit facility and matures not less than 90 days after the amended credit facility matures on September 25, 2005. Pursuant to this provision of the amended credit facility, in May 2003, the Company issued $200 million aggregate principal amount of Senior Secured Notes as described below. In addition, the credit facility was amended to reduce the Company's ability to incur other secured and unsecured debt, make investments and to prohibit the Company from prepaying long-term debt other than the LYONs.

Repurchases of LYONs

        In April and May 2003, the Company repurchased $107 million aggregate principal amount at maturity of LYONs, or $55 million in accreted value, in a series of open market transactions. The Company used a total of approximately $53 million in cash to repurchase these LYONs and will recognize a pre-tax gain of approximately $2 million related to these transactions in the third quarter of fiscal 2003.

Add-On Public Offering of Senior Secured Notes

        On May 9, 2003, the Company sold $200 million aggregate principal amount of 11 1/8% Senior Secured Notes due 2009, at a price of 108% of par, resulting in net proceeds of approximately $213 million, including approximately $2 million in accrued interest. These notes constitute a further issuance of, and form a single series with, the 11 1/8% Senior Secured Notes due 2009 that the Company issued in the second quarter of fiscal 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following section should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this Quarterly Report on Form 10-Q.

        Our accompanying unaudited consolidated financial statements as of March 31, 2003 and for the three and six months ended March 31, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission for interim financial statements, and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2002. In our opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated. Certain prior year amounts have been reclassified to conform to the current interim period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

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

        The categorization of risks set forth below is meant to help you better understand the risks facing our business and are not intended to limit your consideration of the possible effects of these risks to the listed categories. Any adverse effects related to the risks discussed above may, and likely will, adversely affect many aspects of our business.

Risks Related To Our Revenue and Business Strategy

        Our revenue has declined significantly during the past several quarters and if business capital spending, particularly for enterprise communications products and services, does not improve or deteriorates, our revenue may continue to decline and our operating results may be adversely affected.

        Our revenue for the quarter ended March 31, 2003 was $1,081 million, a decrease of 15.5%, or $198 million, from $1,279 million for the quarter ended March 31, 2002, a sequential increase of 1.3%, or $14 million, from $1,067 million for the quarter ended December 31, 2002, and a decrease of 6.2%, or $71 million, from $1,152 million for the quarter ended September 30, 2002.

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

        To the extent that enterprise communications spending does not improve or deteriorates, our revenue and operating results will continue to be adversely affected and we may not be able to comply with the financial covenants included in our credit agreement.

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

  •
  we do not develop new products or enhancements to our current products on a timely basis to meet the changing needs of our customers;

  •
  customers do not accept our products or new technology, or industry standards develop that make our products obsolete;

  •
  our competitors introduce new products before we do and achieve a competitive advantage by being among the first to market; or

  •
  capital spending by our customers for communications products and services continues to decline.

        Our traditional enterprise voice communications products and the advanced communications solutions described above are a part of our Converged Systems and Applications and Small and Medium Business Solutions segments. If we are unsuccessful in implementing our strategy, the contribution to our results from these segments may decline, reducing our overall operating results and thereby requiring a greater need for external capital resources. In addition, our Services segment may be adversely affected to the extent that Services revenues are related to sales of these products and solutions.

        We are significantly changing our focus in order to concentrate on the development and marketing of advanced communications solutions, including converged voice and data network products, and this change in focus may not be successful or may adversely affect our business.

        We are making a significant change in the direction and strategy of our company to focus on the development and sales of converged voice and data networks and other advanced communications solutions. In order to implement this change, we must:

  •
  retrain our sales staff to sell new types of products and services and improve our marketing of such products and services;

  •
  retrain our Services employees to service the new products and solutions;

  •
  develop relationships with new types of distribution partners;

  •
  research and develop more converged voice and data products and products using communications media other than voice traffic, which has historically been our core area of expertise;

  •
  build credibility among customers that we are capable of delivering advanced communications solutions beyond our historic product lines; and

  •
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

  •
  the demand for advanced communications solutions and converged voice and data products will grow as fast as we anticipate;

  •
  new technologies will cause the market to evolve in a manner different than we expect; or

  •
  we will be able to obtain a leadership or profitable position as this opportunity develops.

        In addition, as a part of the change in our focus from traditional voice communications to more advanced communications solutions, we realigned our operating segments twice during fiscal 2002. Effective January 1, 2002, we implemented an internal reorganization designed to enable us to manage our product groups with greater precision. As a result of that reorganization, our "communications solutions" segment was divided into two separate segments—Systems and Applications. In the fourth quarter of fiscal 2002, we reevaluated our business model in light of the continued decline in spending on enterprise communications technology by our customers. This reevaluation resulted in moving forward in the design of our then existing operating segments to focus more firmly on aligning them with discrete customer sets and market segment opportunities in order to optimize revenue growth and profitability. Accordingly, we reorganized the Systems and Applications segments to form the Converged Systems and Applications segments and the Small and Medium Business Solutions segment.

We cannot assure that the reorganization of our businesses will yield the desired benefits or that the implementation of the reorganization will not disrupt our operations and adversely affect our operating results.

        We may not be able to dispose of our Connectivity Solutions business on terms satisfactory to us or at all.

        In February 2002, we engaged Citigroup Global Markets Inc. (formerly known as Salomon Smith Barney Inc.) to explore alternatives for our Connectivity Solutions segment, including the possible sale of the business. Our goal in exploring alternatives for our Connectivity Solutions segment is to strengthen our focus on higher growth opportunities by emphasizing our Converged Systems and Applications, Small and Medium Business Solutions and Services offerings, such as converged voice and data network products and unified communication and customer relationship management solutions. In addition, we believe that the proceeds from any sale of our Connectivity Solutions segment would help enhance our liquidity. We have had discussions with interested parties concerning a possible sale of Connectivity Solutions, however, we may not be able to dispose of our Connectivity Solutions segment on terms satisfactory to us or at all. If we are unable to dispose of our Connectivity Solutions segment on terms satisfactory to us or at all, our operating results and liquidity may suffer and we may not be able to focus our business on our Converged Systems and Applications, Small and Medium Business Solutions and Services offerings, which also may adversely affect our business.

        If we dispose of our Connectivity Solutions business, our operating results may be adversely affected.

        Prior to fiscal 2001, our Connectivity Solutions segment provided a significant contribution to our operating results. Any disposition of our Connectivity Solutions segment could result in the loss of a historically significant contributor to our operating results, which could adversely affect our consolidated operating results. See the segment information included in Note 10—Operating Segments included in the notes to our consolidated financial statements included in this quarterly report on Form 10-Q for further information regarding the contribution of Connectivity Solutions to our consolidated operating results.

Risks Related To Our Liquidity And Capital Resources

  We may not have adequate or cost-effective liquidity or capital resources.

        Our cash needs include making payments on and refinancing our indebtedness and funding working capital, capital expenditures, strategic acquisitions, business restructuring charges and related expenses, employee benefit obligations and for general corporate purposes. In addition, holders of LYONs may require us to purchase all or a portion of their LYONs on October 31, 2004, 2006 and 2011 at a price per LYON of $542.95, $583.40 and $698.20, respectively. Under the terms of the indenture governing the LYONs, we may, at our option, elect to pay the purchase price in cash or, subject to certain conditions, in shares of common stock, or any combination thereof. Prior to the April 30, 2003 amendment of our credit agreement, our credit agreement prohibited us from using more than $100 million in cash to redeem or repurchase the LYONs. The April 30, 2003 amendment of our credit agreement permits us to increase our ability to repurchase the LYONs with cash from a maximum of $100 million less any cash used to repurchase LYONs to date by up to $300 million by (1) issuing equity or debt in the capital markets, for which we get credit for 100% of the net cash proceeds, and (2) certain asset sales, for which we get credit for 50% of the net cash proceeds. As of the date hereof, we have used approximately $59 million in cash to repurchase LYONs and as a result of the public offering of Senior Secured Notes described in Note 13—Subsequent Events—Add-On Public Offering of Senior Secured Notes included in the notes to our consolidated financial statements included in this quarterly report on Form 10-Q, we have the ability under the amended credit facility to use an additional $252 million in cash to repurchase LYONs. In addition, we are required under our credit agreement to maintain certain minimum liquidity requirements during the period from September 30, 2004 until the settlement of the October 31, 2004 LYONs put obligation.

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

        Our ability to generate cash from operations is affected by the terms of our credit agreement, the indenture governing our LYONs, and the indenture governing the Senior Secured Notes. These instruments impose, and any future indebtedness may impose, various restrictions and covenants, including financial covenants, that may limit our ability to respond to market conditions, provide for unanticipated capital investments, make strategic acquisitions or take advantage of business opportunities.

        If we do not generate sufficient cash from operations, we will need to access the financial markets. External financing may not be available to us on acceptable terms or at all. Under the terms of any external financing, we may incur higher than expected financing expenses, and become subject to additional restrictions and covenants. In addition, our ability to obtain external financing is affected by the terms of our debt agreements. Our existing debt agreements include covenants that limit our ability to incur additional indebtedness. In addition, our credit agreement requires us to comply with certain financial covenants. In February 2002, September 2002 and April 2003, we amended our credit agreement in order to ensure our compliance with the financial covenants. If we are unable to comply with our financial covenants and cannot amend or waive those covenants, an event of default under our credit agreement would occur. If a default occurs, the lenders under our credit facility could accelerate the maturity of our debt obligations and terminate their commitments to lend to us. If such a default occurs when our debt obligations under the credit facility exceed $100 million, the LYONs, and the Senior Secured Notes could be accelerated. Currently there are no funds drawn under our credit facility.

        Our ability to obtain external financing and, in particular, debt financing, is also affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. Our corporate credit is currently rated B+ and our long-term senior unsecured debt is currently rated B by Standard & Poor's, each with a stable outlook, and our long-term senior unsecured debt is currently rated B3 by Moody's with a negative outlook. Any increase in our level of indebtedness or deterioration of our operating results may cause a further reduction in our current debt ratings. Any downgrade of our credit rating, among other factors, could impair our ability to secure additional financing on acceptable terms, and we cannot assure you that we will be successful in raising any new financing on acceptable terms.

        Our ability to obtain equity financing is dependent upon the performance of our stock price. The market for technology stocks, including our common stock, has been extremely volatile recently. As of May 12, 2003, the closing price of our common stock on the NYSE was $5.18 per share and the 52-week low trading price for common stock as of that date was $1.12 per share. The current trading price of our common stock may hinder our ability in the near term to obtain equity financing on cost-effective terms or at all.

        The value of the assets in our pension plans has decreased significantly and, as a result, we will likely incur additional expense and funding obligations that may have an adverse effect on our financial position, results of operations and cash flows.

        The recent decline in the global equity markets has resulted in a decrease in the value of the assets in our pension plans. This decline will likely adversely affect our related accounting results in future periods through higher pension expense, additional minimum liabilities with corresponding reductions in stockholders' equity, and increased cash funding requirements.

        Based on the value of the assets in our pension plans as of March 31, 2003, we are required to fund approximately $42 million to the plans in fiscal 2003. We estimate that for fiscal 2004, we will be required to fund approximately $52 million to our pension plans.

        Our largest dealer may not be able to satisfy in full its obligations to us under a short-term line of credit.

        As of December 31, 2002, approximately $27 million was due to us under a short-term line of credit we provided to Expanets Inc., currently our largest dealer, in 2001. At that time, we were engaged in discussions with Expanets regarding operational issues related to the March 2000 sale of our primary distribution function for voice communications systems for small and medium sized enterprises to Expanets. Although these issues were unrelated to the obligations of Expanets and its parent company, NorthWestern Corporation, under the credit agreement, because of the importance to us of our relationship with Expanets and the customer base served by Expanets, in December 2002, we agreed to extend the term of the credit agreement to February 2003.

        In March 2003, we entered into restructured agreements with Expanets and NorthWestern regarding the operational issues. In exchange for a general release of liability from Expanets related to the operational issues, we agreed, among other things, to extend the payment term of the remaining balance under the credit facility. The amended credit facility provides that the approximately $27 million balance will be repaid in three equal $9 million installments on January 1, 2004, April 1, 2004 and July 1, 2004.

        Outstanding amounts under the line of credit are secured by Expanets' accounts receivable and inventory. In addition, NorthWestern has effectively guaranteed Expanets' obligations under the credit agreement. A default by NorthWestern of its guarantee obligations under the credit agreement would constitute a default under Expanets' dealer agreement with Avaya, resulting in a termination of the non-competition provisions contained in the dealer agreement and permitting us to sell products to certain of Expanets' customers.

        In April 2003, NorthWestern announced that it expected to record charges in its December 31, 2002 financial statements related to, among other things, asset impairments and deferred tax valuation allowances related to Expanets. In addition, NorthWestern announced that it filed for an extension to file its Annual Report on Form 10-K in order to take certain actions related to identified deficiencies in internal controls. In its Annual Report on Form 10-K, NorthWestern disclosed that its independent auditors had advised its Audit Committee that these internal control deficiencies constituted reportable conditions and, collectively, a material weakness as defined in Statement on Auditing Standards No. 60.

        There can be no assurance that Expanets or NorthWestern will be able to comply with the remaining terms of the credit facility. In the event Expanets and NorthWestern are unable to comply with the terms of the credit facility and a default occurs, the remedies available to Avaya under such agreement may be insufficient to satisfy in full all of Expanets' obligations to Avaya.

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

  •
  As we respond to demand from certain categories of customers to sell directly to them, we could risk alienating channel partners and adversely affecting our distribution model.

  •
  Some of our system integrators may demand that we absorb a greater share of the risks that their customers may ask them to bear, affecting our gross margins.

  •
  Some of our channel partners may have insufficient financial resources and may not be able to withstand changes in business conditions, including the current economic slowdown. Revenues from indirect sales could suffer if our distributors' financial condition or operations weaken.

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

        Our gross margins may be negatively affected as result of a number of factors, including:

  •
  increased price competition;

  •
  excess capacity;

  •
  higher material or labor costs;

  •
  warranty costs;

  •
  obsolescence charges;

  •
  loss of cost savings on future inventory purchases as a result of high inventory levels;

  •
  introductions of new products and costs of entering new markets;

  •
  increased levels of customer services;

  •
  changes in distribution channels; and

  •
  changes in product and geographic mix.

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

        For example, during fiscal 2002 our effective tax rate was adversely affected by an unfavorable geographic distribution of earnings and losses and we recorded an increase in our net deferred tax assets valuation allowance of $364 million. If the geographic distribution of our earnings and losses continues to be unfavorable in the future, our effective tax rate could be adversely affected. In addition, in the first quarter of fiscal 2003, we recorded a deferred income tax valuation allowance through a non-cash income tax charge of $83 million to reflect the difference between the actual and expected tax gain associated with our December 2002 exchange offer for a portion of the LYONS. Based on our assessment of our deferred tax assets, we have determined, based on certain available tax planning strategies, that $444 million of our deferred tax assets as of March 31, 2003 will more likely than not be realized in the future and no valuation allowance is currently required for this portion of our deferred tax assets. Should we determine in the future that it is no longer more likely than not that these assets will be realized, we will be required to record an additional valuation allowance in connection with these deferred tax assets and our operating results would be adversely affected in the period such determination is made.

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

  •
  expenditure of significant amounts of time and money to build a brand identity in locations where our new brand is not recognized currently without certainty that we will be successful;

  •
  unexpected changes in regulatory requirements;

  •
  the need to customize marketing and product capabilities to reach localized customer requirements;

  •
  inadequate protection of intellectual property in certain countries outside the United States;

  •
  adverse tax consequences;

  •
  dependence on developing relationships with qualified local distributors, dealers, value-added resellers and systems integrators; and

  •
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

        In response to changes in industry and market conditions, we have restructured our business in the past and may again restructure our business in the future to achieve certain cost savings and to strategically realign our resources. We have based our restructuring plans on certain assumptions regarding the cost structure of our business and the nature, severity and duration of the current slowdown in enterprise communications technology spending which may not prove to be accurate. We will continue to assess our cost structure and restructuring efforts based on an ongoing assessment of industry conditions.

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

        Our collective bargaining agreements expire on May 31, 2003 and the renegotiation of these agreements may adversely affect our operating results.

        Our collective bargaining agreements with the Communications Workers of America and the International Brotherhood of Electrical Workers and the labor agreement related to our variable services workforce each expire on May 31, 2003. We are currently in negotiations with these unions to reach agreement on new collective bargaining agreements. If we are unsuccessful in renegotiating new labor agreements, our operations may be disrupted and our operating results may be adversely affected. Even if we successfully renegotiate these agreements, the terms of any new agreements may be less favorable than our current labor agreements, thereby adversely affecting our operating results.

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

        In addition, we rely on the security of our information systems, among other things, to protect our proprietary information and information of our customers. If we do not maintain adequate security procedures over our information systems, we may be susceptible to computer hacking, cyberterrorism or other unauthorized attempts by third parties to access our proprietary information or that of our customers. The failure to protect our proprietary information could seriously harm our business and future prospects or expose us to claims by our customers that we did not adequately protect their proprietary information.

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

        We depend on highly skilled technical personnel to research and develop, market and service new products. To succeed, we must hire and retain employees who are highly skilled in rapidly changing communications technologies. In particular, as we implement our strategy of focusing on advanced communications solutions and the convergence of voice and data networks, we will need to:

  •
  retain our researchers in order to maintain a group sufficiently large to support our strategy to continue to introduce innovative products and to offer comprehensive advanced communications solutions;

  •
  hire more employees with experience developing and providing advanced communications products and services; and

  •
  retrain our existing sales force to sell converged and advanced communications products and services and maintain a workforce of our services group with the requisite skills to service these products.

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

        Our industry is highly competitive and, if we cannot effectively compete, our revenue may decline.

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

        The sizes of our competitors vary across our market segments. Many of our competitors have greater financial, personnel, capacity and other resources than we have in each of our market segments or overall. As a result, our competitors may be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in client requirements. Competitors with greater financial resources also may be able to offer lower prices, additional products or services or other incentives that we cannot match or do not offer. These competitors may be in a stronger position to respond quickly to new or emerging technologies and may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential customers, employees and strategic partners.

Risks Related To Contingent Liabilities

        We may incur liabilities as a result of our obligations to indemnify, and to share certain liabilities with, Lucent Technologies Inc. in connection with our spin-off from Lucent in September 2000.

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

        See "Legal Proceedings" in this quarterly report on Form 10-Q for a description of certain matters involving Lucent for which we have assumed responsibility under the contribution and distribution agreement and a description of other matters for which we may be obligated to indemnify, or share the cost with, Lucent. In March 2003, Lucent announced that it had entered into a $420 million settlement of all pending shareholder and related litigation described under "Lucent Securities Litigation" in the "Legal Proceedings" section of this quarterly report on Form 10-Q. Certain cases which are the subject of the settlement are shared contingent liabilities under the contribution and distribution agreement and accordingly, we are responsible for 10% of the liabilities attributable to those cases. The amount of our portion of this liability has not yet been finally determined, however, in the second quarter of fiscal of 2003, we recorded a charge of $25 million, representing our estimate of the amount of our liability in this matter. Upon settlement, the amount of the liability will be adjusted to reflect our actual obligation in this matter.

        We cannot assure you we will not have to make other indemnification or other cost sharing payments to Lucent in connection with these matters or that Lucent will not submit a claim for indemnification or cost sharing to us in connection with any future matter. In addition, our ability to assess the impact of matters for which we may have to indemnify, or share the cost with, Lucent is made more difficult by the fact that we do not control the defense of these matters.

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

        Although our revenue for the quarter ended March 31, 2003 increased modestly compared to revenue for the quarter ended December 31, 2002, we have generally been experiencing an ongoing decline in our revenue as a result of the continued deferment by customers of information technology investments, specifically for enterprise communications products and services. Despite the unpredictability of the current business environment, we remain focused on our strategy to return to profitability by strengthening our financial position and focusing on sustainable cost and expense reduction through business restructuring and other initiatives in order to right-size our business to adapt to current market conditions.

Collective Bargaining Agreements

        Our collective bargaining agreements with the Communications Workers of America and the International Brotherhood of Electrical Workers and the labor agreement related to our variable services workforce each expire on May 31, 2003. We are currently in negotiations with these unions to reach agreement on new collective bargaining agreements. If we are unsuccessful in renegotiating new labor agreements, our operations may be disrupted and our operating results may be adversely affected. Even if we successfully renegotiate these agreements, the terms of any new agreements may be less favorable than our current labor agreements, thereby adversely affecting our operating results.

Operating Segments

        We manage our operations in four segments: (1) Converged Systems and Applications ("CSA"), (2) Small and Medium Business Solutions ("SMBS"), (3) Services and (4) Connectivity Solutions. The CSA segment is focused on large enterprises and includes converged systems products, unified communications solutions and customer relationship management offerings. The SMBS segment develops, markets and sells converged and traditional voice communications solutions for small and mid-sized enterprises and includes all key and Internet Protocol telephony systems and applications, as well as messaging products. The Services segment offers a comprehensive portfolio of services to enable customers to plan, design, build and manage their communications networks. The Connectivity Solutions segment provides structured cabling systems and electronic cabinets to its customers.

        The following table sets forth the allocation of our revenue among our operating segments, expressed as a percentage of total revenue:

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Converged Systems and Applications	40.4%	42.8%	40.3%	42.9%
Small and Medium Business Solutions	5.1	4.6	5.2	4.6
Services	42.4	41.4	42.8	41.7
Connectivity Solutions	12.1	11.2	11.7	10.8

Total	100.0%	100.0%	100.0%	100.0%

Business Restructuring Reserve

        The business restructuring reserve reflects the remaining balance associated with our business restructuring charges recorded in fiscal 2000 through 2002. The following table summarizes the status of our business restructuring reserve as of and for the three and six months ended March 31, 2003:

	Employee Separation Costs	Lease Termination Obligations	Total Business Restructuring Reserve
	(dollars in millions)
Balance as of September 30, 2002	$68	$102	$170
Cash payments	(26)	(15)	(41)

Balance as of December 31, 2002	42	87	129
Cash payments	(11)	(7)	(18)
Reversals	(15)	(2)	(17)

Balance as of March 31, 2003	$16	$78	$94

        In the second quarter of fiscal 2003, we recorded a reversal of $17 million primarily attributable to higher employee attrition than originally anticipated and more favorable than expected real estate lease termination costs.

        The charges for employee separation costs in fiscal 2002 were recorded in connection with the elimination of approximately 4,240 management and union-represented employee positions worldwide, of which approximately 150 remaining employees are expected to depart by the end of fiscal 2003. The workforce reductions associated with the business restructuring activities in fiscal 2001 and 2000 have been completed. Payments on lease termination obligations are related to vacated real estate facilities and will be substantially completed by 2011.

Results of Operations

        The following table sets forth certain line items from our Consolidated Statements of Operations as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Revenue	100.0%	100.0%	100.0%	100.0%
Costs	57.8	60.4	59.1	60.4

Gross margin	42.2	39.6	40.9	39.6

Operating expenses:
Selling, general and administrative	32.2	31.8	32.2	32.0
Business restructuring charges (reversals) and related expenses	(1.3)	6.9	(0.5)	3.6
Research and development	8.7	9.3	8.7	9.2

Total operating expenses	39.6	48.0	40.4	44.8

Operating income (loss)	2.6	(8.4)	0.5	(5.2)
Loss on long-term debt extinguishment, net	(3.3)	—	(1.6)	—
Other income (expense), net	(2.0)	0.9	(0.9)	0.7
Interest expense	(1.6)	(0.6)	(1.7)	(0.7)
Provision (benefit) for income taxes	(0.5)	(3.2)	3.8	(2.0)

Net loss	(3.8)%	(4.9)%	(7.5)%	(3.2)%

Three Months Ended March 31, 2003 Compared To Three Months Ended March 31, 2002

        The following table shows the change in revenue, both in dollars and in percentage terms:

	Three Months Ended March 31,		Change
	2003	2002	$	%
	(dollars in millions)
Converged Systems and Applications	$437	$547	$(110)	(20.1)%
Small and Medium Business Solutions	55	59	(4)	(6.8)
Services	458	530	(72)	(13.6)
Connectivity Solutions	131	143	(12)	(8.4)

Total	$1,081	$1,279	$(198)	(15.5)%

        Revenue—Revenue decreased 15.5%, or $198 million, to $1,081 million for the second quarter of fiscal 2003 from $1,279 million for the same period in fiscal 2002, due to decreases across all of our operating segments. The weak economy coupled with the downturn in the industry resulted in significant reductions in capital investments by enterprises in information technology (IT) and communications products and services.

        Geographic Sales—Revenue within the U.S. decreased 14.9%, or $138 million, to $790 million in the second quarter of fiscal 2003 from $928 million for the same period in fiscal 2002. Revenue outside the U.S. decreased 17.1%, or $60 million, to $291 million for the second quarter of fiscal 2003 from $351 million for the same period in fiscal 2002. As a percentage of total revenue, sales within the U.S. increased and represented 73.1% and 72.6% of total revenue for the three months ended March 31, 2003 and 2002, respectively.

        Converged Systems and Applications—CSA's revenue, which represented 40.4% and 42.8% of our total revenue in the second quarter of fiscal 2003 and 2002, respectively, declined by $110 million during this same period due primarily to declines of $80 million in converged systems, $23 million in customer relationship management, and $15 million in unified communications solutions. CSA generated $284 million, or 65.0%, of its revenue within the U.S. in the second quarter of fiscal 2003, as compared with $345 million, or 63.1%, in the same period of fiscal 2002. The reduction in this segment's revenue of $110 million was split $61 million in the U.S. and $49 million in regions outside of the U.S., and was due primarily to the lack of capital spending by our customers. Demand for our products has been inhibited in part by cautiousness among our customers in transitioning to IP-based voice systems while at the same time avoiding further spending on traditional PBX (Private Branch Exchange) products. Additionally, although a portion of our enterprise customers have trialed our IP telephony offerings, they are hesitant to commit to investments in next-generation products as they evaluate technological advances made in the industry and several new IP telephony products introduced by us and certain competitors in fiscal 2002. Sales through our indirect channel increased to 48.6% of total CSA revenue in the second quarter of fiscal 2003, from 44.3% in the same period of fiscal 2002.

        Small and Medium Business Solutions—SMBS' revenue represented 5.1% and 4.6% of our total revenue in the second quarter of fiscal 2003 and 2002, respectively. Although revenues in this segment declined overall by $4 million from the second quarter of fiscal 2002, the reduction was mitigated by the impact of the introduction in the second quarter of fiscal 2002 of IP Office, our IP telephony offering for small and mid-sized enterprises. Revenues from IP Office represented 22% of total SMBS' revenue in the second quarter of fiscal 2003 compared to less than 5% in the prior year period. Sales from our SMBS segment were generated almost entirely through our indirect channel.

        Services—Services' revenue, which represented 42.4% and 41.4% of our total revenue in the second quarter of fiscal 2003 and 2002, respectively, decreased by $72 million of which $62 million occurred within the U.S. This decline was a result of a decrease in maintenance contract renewals due, in part, to customer cost reduction initiatives and the full effect in fiscal 2003 of the loss of a major services contract in our Europe/Middle East/Africa region in the second quarter of fiscal 2002. This decrease also reflects the renegotiation of a maintenance contract with a major distributor in March 2002, which extended the term of the agreement but lowered the monthly revenues. In addition, we saw a decline in our maintenance services billed on a time and materials basis and continued reductions in capital expenditures by our customers resulted in lower demand for equipment adds, moves and changes. Lower product sales resulted in fewer installations of communication networks. Services revenues generated through our direct channel represented 84.3% of this segment's revenues for the second quarter of fiscal 2003 as compared with 82.7% for the same period of fiscal 2002.

        Connectivity Solutions—Connectivity Solutions' revenue, which represented 12.1% and 11.2% of our total revenue in the second quarter of fiscal 2003 and 2002, respectively, decreased by $12 million due to declines of $8 million in sales of ExchangeMAX® cabling for telecommunications services providers and $6 million in sales related to electronic cabinets, a services provider offering. Revenue generated from our SYSTIMAX® structured cabling systems for enterprises increased by $2 million for the same period and represented $107 million, or 81.7%, of Connectivity Solutions' total revenue in the second quarter of fiscal 2003. Of the total $12 million decline in this segment's revenues, $9 million was experienced in the U.S. and $3 million internationally. ExchangeMAX sales, which accounted for $13 million and $21 million of Connectivity Solutions' revenue in the second quarter of fiscal 2003 and 2002, respectively, decreased due to a decline in sales volumes caused by a lack of capital spending by telecommunications services providers. Revenues from electronic cabinets represented $11 million and $17 million of Connectivity Solutions' revenues in the second quarter of fiscal 2003 and 2002, respectively. In response to a decline in DSL (Digital Subscriber Line) and wireless site installations, which are two main drivers behind sales of electronic cabinets, services providers have continued to limit spending related to electronic cabinets. Sales through our indirect channel increased to 86.6% of

Connectivity Solutions' revenue in the second quarter of fiscal 2003 from 72.5% in the same period of fiscal 2002.

        Costs and Gross Margin—Total costs decreased 19.1%, or $148 million, to $625 million in the second quarter of fiscal 2003 from $773 million in the same quarter of fiscal 2002. Gross margin percentage increased in the second quarter of fiscal 2003 to 42.2% as compared with 39.6% in the same period of fiscal 2002. Our CSA and Services segments represented the significant contributors to our gross margin and contributed 87.9% and 96.2% of our gross margin in the second quarter of fiscal 2003 and 2002, respectively. Although gross margin deteriorated in our CSA segment, gross margin percentage increased in each of our SMBS, Services and Connectivity Solutions segments when comparing the second quarter of fiscal 2003 to the same period in fiscal 2002. The overall improvement is attributable to improved product mix, the impact of our continuing cost reductions and benefits realized from our outsourcing agreement with Celestica Inc.

        Selling, General and Administrative—Selling, general and administrative expenses decreased by 14.5%, or $59 million, to $348 million in the second quarter of fiscal 2003 from $407 million in the second quarter of fiscal 2002. The decrease was primarily due to savings associated with our business restructuring initiatives, including lower staffing levels, terminated real estate lease obligations and reduced IT expenses. In addition, our provision for uncollectible receivables decreased by $14 million due to a change in the methodology used to calculate bad debt expense. This change became effective in the third quarter of fiscal 2002.

        Business Restructuring Charges (Reversals) and Related Expenses—Business restructuring reversals, net of related expenses of $14 million in the second quarter of fiscal 2003, include a $17 million reversal of business restructuring liabilities established in prior periods partially offset by $3 million of expenses associated with the fourth quarter of fiscal 2002 business restructuring initiative. The $17 million reversal was attributable primarily to higher employee attrition than originally anticipated and more favorable than expected real estate lease termination costs.

        Business restructuring charges and related expenses of $88 million in the second quarter of fiscal 2002 included an $84 million restructuring charge related to headcount reductions associated with our efforts to improve our business performance, and $4 million for incremental expenses primarily associated with our outsourcing of certain manufacturing operations to Celestica Inc.

        Research and Development—Research and development ("R&D") expenses decreased 21.0%, or $25 million, to $94 million in the second quarter of fiscal 2003 from $119 million in the second quarter of fiscal 2002. As a percentage of total revenue, our investment in R&D represented 8.7% in the second quarter of fiscal 2003 versus 9.3% in the same period of fiscal 2002. This decline was attributed mainly to lower staffing levels. Investments in R&D have been focused on the high growth areas of our business while spending on our more mature product lines has decreased.

        Loss on Long-Term Debt Extinguishment, Net—During the second quarter of fiscal 2003, we incurred a $35 million net loss as a result of the extinguishment of a portion of our Liquid Yield Option™ Notes due 2021 ("LYONs"). In January 2003, we incurred a $36 million loss resulting from the exchange of LYONs having an accreted value of $43 million, or an aggregate principal amount at maturity of $84 million. This loss was partially offset by a $1 million gain recognized as the result of the repurchase in March 2003 of LYONs having an accreted value of $7 million, or an aggregate principal amount at maturity of $14 million.

        Other Income (Expense), net—Other income (expense), net in the second quarter of fiscal 2003 increased unfavorably by $34 million to $22 million of expense from $12 million of income in the second quarter of fiscal 2002. This increase was attributable primarily to a $25 million charge recorded in the current quarter which represents an estimate of the amount of our liability related to a litigation settlement, which is discussed in "Legal Proceedings—Lucent Securities Litigation." In addition, we recognized a marginal gain in the current quarter related to foreign currency transactions while the second quarter of fiscal 2002 includes $8 million of such gain.

        Interest Expense—Interest expense increased $9 million to $17 million in the second quarter of fiscal 2003 from $8 million in the second quarter of fiscal 2002 primarily due to interest expense associated with our 11 1/8% Senior Secured Notes due April 1, 2009 ("Senior Secured Notes"). The second quarter of fiscal 2003 includes $12 million of interest expense on our Senior Secured Notes that were issued during the second quarter of fiscal 2002, and $6 million of amortization of both bond discount and debt issuance costs related primarily to our LYONs issued during the first quarter of fiscal 2002. Interest expense was partially offset by $1 million of income related to the amortization of a gain resulting from the termination of interest rate swaps in the first quarter of fiscal 2003.

        Interest expense for the second quarter of fiscal 2002 included $3 million related to a borrowing on our credit facility, interest on commercial paper, and $5 million of amortization expense related to our LYONs.

        Provision (Benefit) for Income Taxes—In the second quarter of fiscal 2003, we recorded a benefit for income taxes of $5 million as compared with a benefit of $41 million for the same period of fiscal 2002. For the three months ended March 31, 2003, the $5 million income tax benefit included a $10 million benefit related to the extinguishment in January 2003 of a portion of our LYONs, a $2 million benefit related to an audit settlement, and a $7 million provision for state and foreign income taxes.

        For the three months ended March 31, 2002, the tax benefit of $41 million included a favorable one-time benefit relating to an audit settlement and the favorable impact of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") in the beginning of fiscal 2002.

Six Months Ended March 31, 2003 Compared To Six Months Ended March 31, 2002

        The following table shows the change in revenue, both in dollars and in percentage terms:

	Six Months Ended March 31,		Change
	2003	2002	$	%
	(dollars in millions)
Converged Systems and Applications	$865	$1,110	$(245)	(22.1)%
Small and Medium Business Solutions	111	118	(7)	(5.9)
Services	920	1,078	(158)	(14.7)
Connectivity Solutions	252	279	(27)	(9.7)

Total	$2,148	$2,585	$(437)	(16.9)%

        Revenue—Revenue decreased 16.9%, or $437 million, to $2,148 million for the six months ended March 31, 2003 from $2,585 million for the same period in fiscal 2002, due to decreases across all of our operating segments. The decline in revenue is the result of a prolonged economic and industry downturn which has led to a reduction in capital spending by enterprises in IT and communications products and services.

        Geographic Sales—Revenue within the U.S. decreased 16.3%, or $305 million, to $1,567 million for the six months ended March 31, 2003 from $1,872 million for the same period in fiscal 2002. Revenue outside the U.S. decreased 18.5%, or $132 million, to $581 million for the first half of fiscal 2003 from $713 million for the same period in fiscal 2002. As a percentage of total revenue, sales within the U.S. increased slightly and represented 73.0% and 72.4% for the six months ended March 31, 2003 and 2002, respectively.

        Converged Systems and Applications—CSA's revenue, which represented 40.3% and 42.9% of our total revenue in the second half of fiscal 2003 and 2002, respectively, declined by $245 million during this same period due primarily to declines of $190 million in converged systems, $35 million in customer relationship management, and $28 million in unified communications solutions. CSA generated $554 million, or 64.0%, of its revenue within the U.S. in the second half of fiscal 2003, as compared with $694 million, or 62.5%, in the same period of fiscal 2002. The reduction in this segment's revenue of $245 million was split $140 million in the U.S. and $105 million in regions outside of the U.S. and was attributable primarily to the restraint on capital spending by our customers. Although some of our customers have trialed our IP telephony offerings, they have been hesitant to commit to investments in next-generation products as they evaluate technological advances made in the industry and several new IP telephony products introduced by us and certain competitors in fiscal 2002. Sales through our indirect channel increased to 48.9% of total CSA revenue in the second half of fiscal 2003, from 45.0% in the same period of fiscal 2002.

        Small and Medium Business Solutions—SMBS' revenue represented 5.2% and 4.6% of our total revenue in the second quarter of fiscal 2003 and 2002, respectively. Although revenues in this segment declined overall by $7 million from the six months period ended March 31, 2002, the reduction was mitigated by the impact of the introduction in the second quarter of fiscal 2002 of IP Office, our IP telephony offering for small and mid-sized enterprises. Revenues from IP Office represented 23% of total SMBS' revenue in the first half of fiscal 2003 while such revenues in the prior year period were 2%. Sales from our SMBS segment were generated almost entirely through our indirect channel.

        Services—Services' revenue, which represented 42.8% and 41.7% of our total revenue in the first half of fiscal 2003 and 2002, respectively, decreased by $158 million of which $135 million occurred within the U.S. This decline was largely the result of a decrease in maintenance contract renewals due, in part, to customer cost reduction initiatives and the full effect in fiscal 2003 of the loss of a major services contract in our Europe/Middle East/Africa region in the second quarter of fiscal 2002. This decrease also reflects the renegotiation of a maintenance contract with a major distributor in March 2002, which extended the term of the agreement but lowered the monthly revenues. In addition, we saw a decline in our maintenance services billed on a time and materials basis, and continued reductions in capital expenditures by our customers resulted in lower demand for equipment adds, moves and changes. Lower product sales resulted in fewer installations of communication networks. Services revenues generated through our direct channel represented 84.2% of this segment's revenues for the first half of fiscal 2003 as compared with 82.4% for the same period of fiscal 2002.

        Connectivity Solutions—Connectivity Solutions' revenue, which represented 11.7% and 10.8% of our total revenue in the six month period ended March 31, 2003, and 2002, respectively, decreased by $27 million due to declines of $16 million in sales of ExchangeMAX® cabling for telecommunications services providers and $16 million in sales related to electronic cabinets, a services provider offering. Revenue generated from our SYSTIMAX® structured cabling systems for enterprises increased by $5 million for the same period and represented $203 million, or 80.6%, and $198 million, or 71.0%, of Connectivity Solutions' total revenue in the first half of fiscal 2003 and 2002, respectively. Almost the entire $27 million decline in this segment's revenues was experienced in the U.S. ExchangeMAX sales, which accounted for $27 million and $43 million of Connectivity Solutions' revenue in the first half of fiscal 2003 and 2002, respectively, dropped due to a decline in sales volumes caused by a lack of capital spending by telecommunications services providers. Revenues from electronic cabinets represented $22 million and $38 million of Connectivity Solutions' revenues in the first half of fiscal 2003 and 2002, respectively. In response to a decline in DSL (Digital Subscriber Line) and wireless site installations, which are two main drivers behind sales of electronic cabinets, services providers have continued to limit spending related to electronic cabinets. Sales through our indirect channel increased to 85.2% of Connectivity Solutions' revenue in the first half of fiscal 2003 from 74.6% in the same period of fiscal 2002.

        Costs and Gross Margin—Total costs decreased 18.8%, or $293 million, to $1,269 million in the six month period ended March 31, 2003 from $1,562 million in the same period of fiscal 2002. Gross margin percentage increased in the first half of fiscal 2003 to 40.9% as compared with 39.6% in the same period of fiscal 2002. Our CSA and Services segments represented the significant contributors to our gross margin and accounted for 88.9% and 95.8% of our gross margin for the six months ended March 31, 2003 and 2002, respectively. Although gross margin deteriorated in our CSA, SMBS and Services segments, our Connectivity Solutions segment's gross margin percentage increased substantially mainly due to factory headcount reductions. Because sales within the U.S., including both direct and indirect channels, typically have higher margins than those sales made internationally, the decline in U.S. sales adversely impacted all segments.

        Selling, General and Administrative—For the six months ended March 31, 2003, selling, general and administrative expenses decreased by 16.1%, or $133 million, to $692 million from $825 million in the first half of fiscal 2002. The decrease was primarily due to savings associated with our business restructuring initiatives, including lower staffing levels, terminated real estate lease obligations and reduced IT expenses. In addition, our provision for uncollectible receivables decreased by $31 million due to a change in the methodology used to calculate bad debt expense. This change was effective in the third quarter of fiscal 2002.

        Business Restructuring Charges (Reversals) and Related Expenses—Business restructuring reversals, net of related expenses of $10 million in the six months ended March 31, 2003 include a second quarter reversal of $17 million of business restructuring liabilities established in prior periods, partially offset by $7 million of expenses associated with the fourth quarter of fiscal 2002 business restructuring initiative. The $17 million reversal was attributable primarily to higher employee attrition than originally anticipated and more favorable than expected real estate lease termination costs.

        Business restructuring charges and related expenses of $94 million in the first half of fiscal 2002 included an $84 million restructuring charge related to headcount reductions associated with our efforts to improve our business performance, and $10 million of incremental expenses primarily associated with our outsourcing of certain manufacturing operations to Celestica Inc.

        Research and Development—Research and development ("R&D") expenses decreased 21.8%, or $52 million, to $187 million for the six months ended March 31, 2003 from $239 million in the same period of fiscal 2002. As a percentage of total revenue, our investment in R&D represented 8.7% in the first half of fiscal 2003 versus 9.2% in the same period of fiscal 2002. This decline was attributed mainly to lower staffing levels. Investments in R&D have been focused on the high growth areas of our business while spending on our more mature product lines has decreased.

        Loss on Long-Term Debt Extinguishment, Net—During the second quarter of fiscal 2003, we incurred a $35 million net loss as a result of the extinguishment of a portion of our LYONs. In January 2003, we incurred a $36 million loss resulting from the exchange of LYONs having an accreted value of $43 million, or an aggregate principal amount at maturity of $84 million. This loss was partially offset by a $1 million gain recognized as the result of the repurchase in March 2003 of LYONs having an accreted value of $7 million, or an aggregate principal amount at maturity of $14 million.

        Other Income (Expense), net—Other income (expense), net for the six months ended March 31, 2003 increased unfavorably by $37 million to $19 million of expense from $18 million of income in the same period of fiscal 2002. This increase was attributable primarily to a $25 million charge recorded in the second quarter of fiscal 2003 which represents an estimate of the amount of our liability related to a litigation settlement, which is discussed in "Legal Proceedings—Lucent Securities Litigation." In addition, current year other income includes $1 million of foreign currency transaction loss while the prior year period includes $9 million of foreign currency transaction gain. Interest income was lower in the current year period primarily due to a lower outstanding balance on a line of credit extended to our largest dealer, Expanets, Inc. The prior year period also includes a $4 million impairment of a cost investment whereas there is no similar charge in the current year period.

        Interest Expense—Interest expense increased $19 million to $36 million for the six months ended March 31, 2003 from $17 million for the same period of fiscal 2002. Interest expense for the six months ended March 31, 2003 includes $25 million of interest expense on our Senior Secured Notes that were issued during the second quarter of fiscal 2002, and $12 million of amortization of both bond discount and debt issuance costs related primarily to our LYONs which were issued during the latter part of the first quarter of fiscal 2002. Interest expense for the six months ended March 31, 2003 was partially offset by $1 million of income related to the amortization of a gain resulting from the termination of interest rate swaps in the first quarter of fiscal 2003.

        Interest expense for the first half of fiscal 2002 included primarily $8 million related to a borrowing on our credit facility, interest on commercial paper, and $9 million of amortization related to our LYONs.

        Provision (Benefit) for Income Taxes—We recorded a provision for income taxes of $82 million for the six months ended March 31, 2003, as compared with an income tax benefit of $51 million for the same period of fiscal 2002. For the six months ended March 31, 2003, the $82 million provision included an $83 million provision to increase the deferred tax asset valuation allowance and an $11 million provision for state and foreign income taxes, partially offset by a $2 million benefit related to an audit settlement and a $10 million benefit related to the extinguishment in January 2003 of a portion of our LYONs. The $83 million provision for the increase in the deferred tax asset valuation allowance reflects the difference between the actual and expected tax gain associated with the LYONs Exchange Offer.

        For the six months ended March 31, 2002, the tax benefit of $51 million included a favorable one-time benefit relating to an audit settlement and the favorable impact of the adoption of SFAS 142 in the beginning of fiscal 2002.

Liquidity and Capital Resources

Statement of Cash Flows Discussion

        Avaya's cash and cash equivalents increased to $724 million at March 31, 2003 from $597 million at September 30, 2002. The $127 million increase resulted primarily from an increase in net cash provided by operating activities of $133 million. For the six months ended March 31, 2002, cash and cash equivalents increased $309 million provided primarily from financing activities partially offset by uses of cash for operating and investing activities.

Operating Activities

        Our net cash provided by operating activities of $133 million for the six months ended March 31, 2003 increased substantially from the same period in fiscal 2002 in which we reported net cash used for operating activities of $42 million. In the first half of fiscal 2003, net cash provided by operating activities was composed of a net loss of $162 million adjusted for non-cash items of $251 million and net cash provided by changes in operating assets and liabilities of $44 million. Included in the non-cash items are $318 million of charges that increased our net loss, but did not result in the usage of cash, and consisted mainly of depreciation and amortization, an increase in our deferred tax asset valuation, the loss on the extinguishment of a portion of our LYONs, and a charge for our estimated liability related to the Lucent Technologies Inc. ("Lucent") securities litigation. Also included in such non-cash items are $67 million of amounts that generated net income, but did not provide cash including primarily an increase in our deferred tax assets and a reversal of certain business restructuring reserves recorded in prior periods. Net cash provided by operating assets and liabilities was attributed mainly to receipts of cash on amounts due from our customers and a decrease in our inventory balance. In addition, we received $19 million of cash as a result of the termination of interest rate swap agreements. These increases in cash were partially offset by payments made for accounts payable and other short-term liabilities, business restructuring activities, and interest on our Senior Secured Notes.

        In the first quarter of fiscal 2003, we changed the way in which we calculate days sales outstanding from the two-point method to the one-point method, which represents the industry standard. The one-point method uses accounts receivable outstanding at the end of a reporting period, whereas the two-point method uses an average of accounts receivable outstanding at the beginning and at the end of a reporting period. Under the one-point method, our days sales outstanding in accounts receivable for the second quarter of fiscal 2003 was 60 days versus 63 days for the first quarter of fiscal 2003. The improvement in our days sales outstanding is attributable primarily to the implementation of process improvements whereby we have simplified our billing process and strengthened our collections of accounts receivable.

        In the second quarter of fiscal 2003, we also changed the way in which we calculate days sales of inventory on-hand from the two-point method to the one-point method in order to be consistent with the other metrics we use to assess operational performance. The one-point method uses the inventory balance at the end of a reporting period, whereas the two-point method uses an average inventory amount based on such balances at the beginning and at the end of a reporting period. Under the one-point method, days sales of inventory on-hand for the second quarter of fiscal 2003 was 59 days versus 60 days for the first quarter of fiscal 2003.

        In the first half of fiscal 2002, net cash used for operating activities of $42 million was composed of a net loss of $83 million adjusted for non-cash items of $183 million, and net cash used for changes in operating assets and liabilities of $142 million. Included in the non-cash items are $256 million of charges that increased our net loss, but did not result in the usage of cash. These charges consisted mainly of depreciation and amortization, business restructuring charges and a provision for uncollectible receivables. Also included in such non-cash items are $73 million of amounts that generated net income, but did not provide cash including primarily an increase in our deferred tax assets. Net cash used for operating assets and liabilities was attributed primarily to cash payments made on our accounts payable and other short term liabilities, business restructuring activities, and payroll related liabilities. These usages of cash were partially offset by receipts of cash on amounts due from our customers and a decrease in our inventory balance.

Investing Activities

        Our net cash used for investing activities was $14 million for the six months ended March 31, 2003 compared with $40 million for the same period in fiscal 2002. The usage of cash in both periods resulted primarily from capital expenditures. For the first half of fiscal 2002, payments were largely made for the renovation of our corporate headquarters facility and upgrades to our information technology systems. The reduction in capital expenditures in the first half of fiscal 2003 as compared with the same period in fiscal 2002 was due to an effort to limit spending as a result of declines in our revenue.

Financing Activities

        Net cash provided by financing activities was $5 million in the first half of fiscal 2003 compared with $397 million for the same period in fiscal 2002. Cash flows from financing activities in the current period were attributed to the issuance of common stock primarily through our employee stock purchase plan.

        Net cash provided by financing activities for the six months ended March 31, 2002 of $397 million was mainly due to the issuance of LYONs and Senior Secured Notes which provided gross proceeds of $460 million and $435 million, respectively. In addition, we received cash proceeds of $226 million from the issuance of our common stock, related to (i) the sale of 19.55 million shares of our common stock for $5.90 per share in a public offering resulting in gross proceeds of approximately $115 million, (ii) an equity transaction entered into with the Warburg Entities which resulted in gross proceeds of

$100 million, and (iii) purchases under our employee stock purchase plan. We used $29 million in cash to pay costs related to the issuance of these debt and equity offerings. These receipts of cash were partially offset by the retirement of commercial paper and a $200 million repayment of an amount drawn on our five-year credit facility in September 2001. In connection with our election to terminate the accounts receivable securitization in March 2002, approximately $74 million of collections of qualified trade accounts receivable were used to liquidate a portion of the financial institution's $200 million investment.

Expanets Arrangements

        Following the sale in March 2000 of our primary distribution function for voice communications systems for small and mid-sized enterprises to Expanets, Inc. ("Expanets"), currently our largest dealer, we agreed in May 2001 to provide a $125 million short-term secured line of credit to Expanets. The line of credit applied to certain unpaid amounts and outstanding receivables due to Avaya by Expanets and is secured by a first priority lien on Expanets' receivables and inventory. In March 2002, we entered into an amended Dealer Credit Agreement with Expanets and its parent company, NorthWestern Corporation ("NorthWestern") to provide for installment payments under the line of credit with the final balance due to us on December 31, 2002.

        We had been engaged in discussions with Expanets regarding certain operating issues and customer data and billing management services related to the March 2000 sale to Expanets. Although these issues were unrelated to Expanets' and NorthWestern's obligations under the Dealer Credit Agreement, we, because of the importance to us of our relationship with Expanets and the customer base served by Expanets, agreed to extend the term of the final installment payment of $27 million to February 2003.

        In March 2003, we entered into a restructured agreement with Expanets and NorthWestern to resolve matters related to the March 2000 sale to Expanets and to set payment terms for the remaining amounts due to us under the line of credit. In exchange for the companies providing mutual general releases of liability concerning the outstanding operational issues, the parties agreed to, among other things, the following:

  •
  We canceled the notes receivable and surrendered the preferred equity interests delivered to us by Expanets in March 2000 in partial payment of the purchase price for the sale of the distribution function to Expanets. We did not record a charge in our Consolidated Statement of Operations during the second quarter of fiscal 2003 related to this transaction because no value was ascribed to these securities in our financial statements. We had written off the value of these securities at the time of the sale primarily because the notes were by their terms subordinated to Expanets' senior debt and collection of the notes was unlikely, and the preferred equity was junior to Expanets' senior debt and the notes receivable, as well as Expanets' other series of preferred equity.

  •
  We converted the approximately $27 million owed to us by Expanets under the line of credit, initially due in December 2002, to a term loan, which will be repaid in three equal installments of $9 million on January 1, April 1, and July 1, 2004. As of March 31, 2003, this note receivable was reclassified from accounts receivable to other current assets and other assets in the Consolidated Balance Sheet. Expanets will continue to pay interest on this amount on a monthly basis at the agreed upon annual rate of 15%.

  •
  If Expanets defaults on the installments under the extended payment terms, we retain the right to require NorthWestern to purchase an interest in the term loan from us in an amount equal to the outstanding balance on the term loan at the time of default. A default by NorthWestern of its obligations could, at our election, be declared a default under the Expanets Dealer Credit Agreement, resulting in a termination of certain non-competition provisions contained in such agreement and permitting us to sell products and services to certain of Expanets' customers.

        Additionally, we have recorded $21 million in receivables representing trade receivables due from Expanets on recurring sales of products and maintenance services.

        In April 2003, NorthWestern announced that it expected to record charges in its December 31, 2002 financial statements related to, among other things, asset impairments and deferred tax valuation allowances related to Expanets. In addition, NorthWestern announced that it filed for an extension to file its Annual Report on Form 10-K in order to take certain actions related to identified deficiencies in internal controls. In its Annual Report on Form 10-K, NorthWestern disclosed that its independent auditors had advised its Audit Committee that these internal control deficiencies constituted reportable conditions and, collectively, a material weakness as defined in Statement of Auditing Standards No. 60.

        There can be no assurance that Expanets or NorthWestern will be able to comply with the terms of the restructured agreement. In the event Expanets or NorthWestern are unable to comply with the terms of the restructured agreement and a default occurs, the remedies available to us under such agreement may be insufficient to satisfy in full all of Expanets' obligations to Avaya.

Debt Ratings

        Our ability to obtain external financing and the related cost of borrowing is affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. During the first quarter of fiscal 2003, Moody's downgraded our long-term debt ratings. The debt ratings and outlook assigned to us during the first quarter remained unchanged at March 31, 2003 and were as follows:

As of March 31, 2003
	Debt Ratings	Outlook
Moody's:
Long-term senior unsecured debt	B3	Negative
Senior secured notes	B2	Stable
Standard & Poor's:
Long-term senior unsecured debt	B	Negative
Senior secured notes	B+	Negative
Corporate credit	BB-	Negative

        In May 2003, Standard & Poor's lowered our corporate credit rating to B+ and changed the outlook on each of our long-term senior unsecured debt, senior secured notes and corporate credit from negative to stable. In May 2003, Moody's affirmed all of our current credit ratings.

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

Revolving Credit Facilities

        As of March 31, 2003, we had a $561 million five-year Credit Facility (the "Credit Facility") that expires in September 2005. There were no amounts outstanding under the Credit Facility as of March 31, 2003.

        The Credit Facility contains covenants, including a requirement that we maintain certain financial covenants relating to a minimum amount of earnings before interest, taxes, depreciation and amortization ("EBITDA") and a minimum ratio of EBITDA to interest expense. We were required to maintain a minimum EBITDA of $115 million for the four-quarter period ending March 31, 2003 and a ratio of EBITDA to interest expense of 1.70 to 1 for the four-quarter period ending March 31, 2003.

        The covenants permit us to exclude up to a certain amount of business restructuring charges and related expenses, including asset impairment charges, from the calculation of EBITDA. The definition of EBITDA in the Credit Facility also excludes certain other non-cash charges. As of March 31, 2003, we were able to exclude from the calculation of EBITDA an additional $70 million in business restructuring charges and related expenses that must be taken by no later than June 30, 2003. In connection with the amendments described below, our ability to exclude this $70 million in business restructuring charges and related expenses was extended to September 30, 2003. We were in compliance with all required covenants as of March 31, 2003.

        In April 2003, we and the lenders under our five-year revolving credit agreement amended the credit facility to reduce the size of the facility to $250 million and amend certain covenants included in the credit agreement. The amended credit facility, which expires in September 2005, requires us to maintain a ratio of consolidated EBITDA, calculated in accordance with the credit agreement, to interest expense of:

  •
  2.50 to 1 for the four quarter period ending June 30, 2003;

  •
  2.70 to 1 for the four quarter period ending September 30, 2003;

  •
  2.90 to 1 for the four quarter period ending December 31, 2003;

  •
  3.20 to 1 for the four quarter period ending March 31, 2004;

  •
  3.50 to 1 for the four quarter period ending June 30, 2004; and

  •
  4.00 to 1 for the four quarter period ending September 30, 2004 and each four quarter period thereafter.

        If our Connectivity Solutions segment is sold, for purposes of these calculations, the ratios above will be reduced (i) by 0.20 for the fiscal quarter in which our Connectivity Solutions segment is sold, (ii) by 0.40 for the fiscal quarter following the fiscal quarter referred to in (i) above, (iii) by 0.60 for the fiscal quarter following the fiscal quarter referred to in (ii) above and (iv) by 0.80 for each fiscal quarter thereafter.

        In addition, we are required to maintain consolidated EBITDA, as calculated in accordance with the credit agreement, of:

  •
  $190 million for the four quarter period ending June 30, 2003;

  •
  $220 million for the four quarter period ending September 30, 2003;

  •
  $230 million for the four quarter period ending December 31, 2003;

  •
  $270 million for the four quarter period ending March 31, 2004;

  •
  $300 million for the four quarter period ending June 30, 2004;

  •
  $330 million for the four quarter period ending September 30, 2004; and

  •
  $350 million for each four quarter period thereafter.

        If our Connectivity Solutions Segment is sold, for purposes of these calculations, the minimum EBITDA amounts will be reduced (i) by $15 million for the fiscal quarter in which our Connectivity Solutions segment is sold, (ii) by $30 million for the fiscal quarter following the fiscal quarter referred to in (i) above, (iii) by $45 million for the fiscal quarter following the fiscal the fiscal quarter referred to in (ii) above and (iv) by $60 million for each fiscal quarter thereafter.

        While we believe we will be able to meet these financial covenants, our revenue has been declining and any further decline in revenue may affect our ability to meet these financial covenants in the future.

        Our credit agreement, prior to the amendment, prohibited us from using more than $100 million in cash to redeem or repurchase the LYONs. However, under the amended credit agreement, this limitation may be increased, up to a maximum of $400 million, by an amount equal to 100% of the net cash proceeds of equity and debt issuances in the capital markets, including the May 2003 issuance of the Senior Secured Notes described below, and 50% of the net cash proceeds of the sale of our Connectivity Solutions segment and our corporate aircraft. As of the date hereof, we have used approximately $59 million in cash to repurchase LYONs and, as a result of the amendments to the credit facility and the public offering of the Senior Secured Notes described below, have the ability under the amended credit facility to use an additional $252 million in cash to repurchase LYONs. In addition, the amended credit agreement requires us to maintain, as of each day in the period commencing September 30, 2004 until the later of (a) the date that the put obligation under the LYONs is satisfied and (b) the date upon which we deliver to the lenders under the amended credit agreement a certificate certifying our compliance with the covenants included in the amended credit facility for the fiscal quarter ended September 30, 2004, liquidity of not less than $300 million on a pro forma basis as if the put obligation under the LYONs had been satisfied as of such day. Holders of LYONs may require us to purchase all or a portion of their LYONs on October 31, 2004, 2006 and 2011 at a price per LYON of $542.95, $583.40 and $698.20, respectively. For purposes of this calculation, liquidity is defined as the sum of the unused commitments under our credit facility plus domestic cash, to the extent free and clear of any liens other than liens under the collateral arrangements securing our obligations to the lenders under the amended credit facility and our obligations under our Senior Secured Notes.

        The credit facility was also amended to permit us to issue up to $200 million in debt issued in the capital markets (in addition to debt outstanding under the initial Senior Secured Notes) provided such debt is junior to the amended credit facility and matures not less than 90 days after the amended credit facility matures on September 25, 2005. Pursuant to this provision of the amended credit facility, in May 2003, we issued $200 million aggregate principal amount of Senior Secured Notes as described below. In addition, the credit facility was amended to reduce our ability to incur other secured and unsecured debt, make investments and to prohibit us from prepaying long-term debt other than the LYONs.

LYONs Convertible Debt Exchange Offer

        In December 2002, we, together with the Warburg Pincus Equity Partners L.P. and affiliated investment funds (the "Warburg Entities"), commenced an exchange offer to purchase up to approximately $661 million aggregate principal amount at maturity, or 70%, of our outstanding LYONs (the "Exchange Offer"). Under the terms of the Exchange Offer, holders of LYONs could elect to receive, for each $1,000 aggregate principal amount at maturity of LYONs exchanged, either (i) $389.61 in cash (the "Cash Consideration") or (ii) a combination of $208.40 in cash plus 77 shares of our common stock (the "Mixed Consideration").

        Avaya and the Warburg Entities entered into a Backstop Agreement, as amended (the "Backstop Agreement"), which contains the terms relating to the Warburg Entities' participation in the Exchange Offer. Under the terms of the Backstop Agreement, we granted the Warburg Entities the series C warrants described below and reduced the exercise price of 5,581,101 of the 6,724,665 series A warrants held by the Warburg Entities to $.01 per share. The Warburg Entities exercised the series A warrants and converted the LYONs they acquired in the Exchange Offer into shares of our common stock, each as described below.

        In January 2003, the Exchange Offer expired and an aggregate principal amount at maturity of LYONs of $84,426,000, representing approximately 8.9% of the outstanding LYONs, or approximately $43 million in accreted value, was tendered. Of these LYONs, $84,416,000 aggregate principal amount at maturity were tendered for the Mixed Consideration and $10,000 aggregate principal amount at maturity were tendered for the Cash Consideration. In exchange for the LYONs accepted in the

Exchange Offer, the Warburg Entities paid an aggregate amount of approximately $18 million in cash and we delivered 6,500,032 shares of our common stock in the Exchange Offer. We delivered an additional 1,588,548 shares of our common stock to the Warburg Entities upon conversion of LYONs acquired by them in the Exchange Offer. In the second quarter of fiscal 2003, we recognized in our Statement of Operations a pre-tax charge of $36 million in loss on long-term debt extinguishment, net related to the Exchange Offer. This charge reflects a $26 million loss related to the retirement of LYONs and $10 million of expenses related to (a) series C warrants issued to the Warburg Entities as described below; (b) common stock issued to the Warburg Entities; (c) estimated transaction costs; and (d) the unamortized costs from the original issuance of LYONs that were retired.

        We recorded a deferred income tax valuation allowance through a non-cash income tax charge of $83 million, or $0.23 per basic and diluted loss per common share, in the Consolidated Statement of Operations for the three months ended December 31, 2002. This amount increased the deferred tax asset valuation allowance to reflect the difference between the actual and expected tax gain associated with the LYONs Exchange Offer.

Repurchases of LYONs

        In March 2003, we repurchased $14 million aggregate principal amount at maturity of LYONs, or $7 million in accreted value, in open market transactions. These repurchases resulted in a $1 million gain that partially offset the loss related to the Exchange Offer. We recorded a $6 million obligation associated with the net reduction in long-term debt as a component of accounts payable as of March 31, 2003 since the cash settlement of these transactions occurred in April 2003.

        In April and May 2003, we repurchased $107 million aggregate principal amount at maturity of LYONs, or $55 million in accreted value, in a series of open market transactions. We used a total of approximately $53 million in cash to repurchase these LYONs and will recognize a pre-tax gain of approximately $2 million related to these transactions in the third quarter of fiscal 2003. To date, we have used approximately $59 million in cash to repurchase LYONs.

Add-On Public Offering of Senior Secured Notes

        On May 9, 2003, we sold $200 million aggregate principal amount of 11 1/8% Senior Secured Notes due 2009, at a price of 108% of par, resulting in net proceeds of approximately $213 million, including approximately $2 million in accrued interest. These notes constitute a further issuance of, and form a single series with, the 11 1/8% Senior Secured Notes due 2009 that we issued in the second quarter of fiscal 2002.

Stock Options and Restricted Stock Units Grants

        During the six months ended March 31, 2003, we granted to eligible employees approximately 13.1 million stock options at a weighted average exercise price of $2.98 per option and 5.8 million restricted stock units at a weighted average market price of $2.95 per unit.

Warrants to Purchase Common Stock

        In consideration of their agreement to participate in the LYONs Exchange Offer, in December 2002, we granted the Warburg Entities series C warrants that have a four-year term and are exercisable for an aggregate of 7,355,824 shares of our common stock at an exercise price of $3.50 per share. The fair value of these warrants was estimated to be $5 million using a Black-Scholes securities-pricing model and has been included in additional paid-in capital. During the second quarter of fiscal 2003, upon completion of the Exchange Offer, we recognized the cost of these warrants as a commitment fee and recorded the amount in loss on long-term debt extinguishment, net.

        Following completion of the Exchange Offer, in January 2003 the Warburg Entities exercised 5,581,101 of the series A warrants for an aggregate cash consideration of $55,811.

        As of March 31, 2003, the Warburg Entities hold warrants to purchase the following additional shares of the Company's common stock:

Warrants	Number of Shares	Exercise Price	Expiration Date
Series A	1,143,564	$34.73	October 2, 2004
Series B	5,379,732	$34.73	October 2, 2005
Series C	7,355,824	$3.50	December 23, 2006

Total	13,879,120

Fair Value of Long-Term Debt

        The estimated aggregate fair market value of the Senior Secured Notes increased from September 30, 2002 by $169 million to $448 million as of March 31, 2003. With regard to the LYONs, the estimated aggregate fair value as of March 31, 2003 increased from September 30, 2002 by $191 million to $384 million, which reflects an increase in the fair market value per LYON, partially offset by a reduction in the aggregate fair market value of LYONs attributable to the repurchase of LYONs in connection with the Exchange Offer and repurchases in March 2003. The fair market values are based upon quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements taking into consideration the underlying terms of the debt. The following table summarizes the number of outstanding LYONs and Senior Secured Notes, their aggregate accreted value and their related fair market value as of March 31, 2003 and September 30, 2002:

	As of March 31, 2003			As of September 30, 2002
	Notes Outstanding	Accreted Value	Fair Value	Notes Outstanding	Accreted Value	Fair Value
	(notes and dollars in millions)
LYONs	846	$433	$384	944	$476	$193
Senior Secured Notes	440	$435	$448	440	$435	$279

Interest Rate Swap Agreements

        In December 2002, we cancelled two interest rate swap agreements under which the difference between fixed and floating rate interest amounts, calculated on a $200 million notional principal amount which correlated to a like amount of fixed rate Senior Secured Notes, was exchanged at specified intervals. The cancellation resulted in a reduction to other assets for the removal of the fair market value of the interest rate swaps and cash proceeds of $19 million representing a deferred gain, which is being recognized as a reduction to interest expense over the remaining term to maturity of the Senior Secured Notes. The unamortized balance of the deferred gain is included in long-term debt on the balance sheet and amounted to $18 million as of March 31, 2003.

Future Cash Needs

        Our primary future cash needs will be to fund working capital, capital expenditures, debt service, employee benefit obligations and our business restructuring charges and related expenses. We foresee a further reduction in cash usage on capital expenditures in the remainder of fiscal 2003 as compared with fiscal 2002 as we continue to limit our spending as a result of the continued economic and business uncertainty. In fiscal 2004, we will make two semi-annual interest payments on the fixed interest rate Senior Secured Notes each amounting to approximately $36 million. Based on the current value of the assets in our benefit plans, we are required to make cash contributions of approximately $42 million in fiscal 2003 and estimate that we will be required to make cash contributions of approximately $52 million in fiscal 2004 to fund our pension obligation. We also expect to make cash payments related to our business restructuring initiatives of approximately $43 million during the remainder of fiscal 2003 and approximately $37 million in fiscal 2004. These total restructuring related payments of $80 million are expected to be composed of $16 million for employee separation costs, $45 million for lease obligations, and $19 million for incremental period costs, including IT transition related expenses. We believe that our existing cash and cash flows from operations will be sufficient to meet these needs. If we do not generate sufficient cash from operations, we may need to incur additional debt.

        In order to meet our cash needs, we may from time to time, borrow under our Credit Facility or issue other long- or short-term debt, if the market permits such borrowings. In May 2003, we completed the sale of $200 million aggregate principal amount of 11 1/8% Senior Secured Notes referred to above in "Add-On Public Offering of Senior Secured Notes." We intend to use the net proceeds of this offering for general corporate purposes, which may include the repurchase of LYONs in the open market or otherwise. We cannot assure you that any other financings will be available to us on acceptable terms or at all. Our ability to make payments on and to refinance our indebtedness, and to fund working capital, capital expenditures, strategic acquisitions, and our business restructuring will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our Credit Facility and the indentures governing the LYONs and the Senior Secured Notes impose, and any future indebtedness may impose, various restrictions and covenants which could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

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

Guarantees of Indebtedness

Irrevocable Letters of Credit and Other Arrangements

        We have entered into several uncommitted credit facilities totaling $43 million and other arrangements similar to irrevocable letters of credit that vary in term, of which an aggregate of $31 million in irrevocable letters of credit and other arrangements were outstanding as of March 31, 2003. Letters of credit are purchased guarantees that ensure our performance or payment to third parties in accordance with specified terms and conditions.

Purchase Commitments and Termination Fees

        We have commitment contracts with certain suppliers in which we are obligated to purchase a specified amount of inventory based on our forecasts, or pay a charge in the event we do not meet our designated purchase commitments. Additionally certain agreements call for an early termination fee, obligating us to make a payment to the supplier. As of March 31, 2003, the maximum potential payment under these commitments is approximately $83 million, of which we recorded $3 million in other current liabilities and $5 million in other liabilities.

Surety Bonds

        We acquire various types of surety bonds, such as license, permit, bid and performance bonds, which are irrevocable undertakings by us to make payment in the event we fail to perform our obligations. These bonds vary in duration although most are issued and outstanding from one to three years. As of March 31, 2003, the maximum potential payment under these surety bonds is approximately $19 million. Historically, no surety bonds have been drawn down upon and there is no future expectation that these surety bonds will be drawn upon.

Product Financing Arrangements

        We sell products to various resellers that may obtain financing from certain unaffiliated third party lending institutions.

        For our U.S. product financing arrangement with resellers, in the event the lending institution repossesses the reseller's inventory of Avaya products, we are obligated under certain circumstances to repurchase such inventory from the lending institution. Our obligation to repurchase inventory from the lending institution terminates 180 days from the date of invoicing by us to the reseller. The repurchase amount is equal to the price originally paid to us by the lending institution for the inventory. The amount reported to us from the two resellers who participate in these arrangements as their inventory on-hand was approximately $66 million as of March 31, 2003. We are unable to determine how much of this inventory was financed and, if so, whether any amounts have been paid to the lending institutions. Therefore, our repurchase obligation could be less than the amount of inventory on-hand. While there have not been any repurchases made by us under such agreements, there can be no assurance that we will not be obligated to repurchase inventory under these arrangements in the future.

        For our product financing arrangements with resellers outside the U.S., in the event participating resellers default on their payment obligation to the lending institution, we are obligated under certain circumstances to guarantee repayment to the lending institution. The repayment amount fluctuates with the level of product financing activity. The guarantee repayment amount reported to us from the lending institutions was approximately $15 million as of March 31, 2003. We review and set the maximum credit limit for each reseller participating in these financing arrangements. While there have not been any guarantee repayments made by us under such arrangements, there can be no assurance that we will not be obligated to make these repayments in the future.

        We have also entered into a financing arrangement with a U.S. lending institution relating to a portfolio of product rental customers, previously sold by us, obligating us to make payments in the event the institution's collections from such customers fall below a specified amount. This agreement terminates in November 2005. The maximum potential payment under this arrangement is approximately $7 million, which we have recorded in other current liabilities as of March 31, 2003.

Credit Facility Indemnification

        In connection with our obligations under the amended credit facility described previously under "Revolving Credit Facilities," we have agreed to indemnify the third party lending institutions for costs incurred by the institutions related to changes in tax law or other legal requirements. While there have been no amounts paid to the lenders pursuant to this indemnity in the past, there can be no assurance that we will not be obligated to indemnify the lenders under this arrangement in the future.

Transactions with Lucent

        In connection with our spin-off from Lucent in September 2000, we and Lucent executed and delivered the Contribution and Distribution Agreement and certain related agreements.

        Pursuant to the Contribution and Distribution Agreement, Lucent contributed to us substantially all of the assets, liabilities and operations associated with its enterprise networking businesses (our "Businesses"). The Contribution and Distribution Agreement, among other things, provides that, in general, we will indemnify Lucent for all liabilities including certain pre-Distribution tax obligations of Lucent relating to our Businesses and all contingent liabilities primarily relating our Businesses or otherwise assigned to us. In addition, the Contribution and Distribution Agreement provides that certain contingent liabilities not allocated to one of the parties will be shared by Lucent and us in prescribed percentages. The Contribution and Distribution Agreement also provides that each party will share specified portions of contingent liabilities based upon agreed percentages related to the business of the other party that exceed $50 million. In the second quarter of fiscal 2003, we recorded a charge of $25 million, representing our estimate of the amount of our liability associated with the settlement by Lucent of the litigation described under "Legal Proceedings—Lucent Securities Litigation." We cannot at this time determine the maximum amount of our liability for this matter, however, because we are not responsible for all of the cases which are the subject of Lucent's $420 million settlement. The maximum amount of our liability will be less than $42 million, or 10% of the total Lucent settlement. We are unable to determine the maximum potential amount of our future payments, if any, that we could be required to make under this agreement.

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

Year 2000 Actions

        Three separate purported class action lawsuits are pending against Lucent, one in state court in West Virginia, one in federal court in the Southern District of New York and another in federal court in the Southern District of California. The case in New York was filed in January 1999 and, after being dismissed, was refiled in September 2000. The case in West Virginia was filed in April 1999 and the case in California was filed in June 1999, and amended in 2000 to include Avaya as a defendant. We may also be named a party to the other actions and, in any event, have assumed the obligations of Lucent for all of these cases under the Contribution and Distribution Agreement between us and Lucent. All three actions are based upon claims that Lucent sold products that were not Year 2000 compliant, meaning that the products were designed and developed without considering the possible impact of the change in the calendar from December 31, 1999 to January 1, 2000. The complaints allege that the sale of these products violated statutory consumer protection laws and constituted breaches of implied warranties.

        A class has recently been certified in the West Virginia state court matter. The certified class in the West Virginia matter includes those persons or entities that purchased, leased or financed the products in question. In addition, the court also certified as a subclass all class members who had service protection plans or other service or extended warranty contracts with Lucent in effect as of April 1, 1998, as to which Lucent failed to offer a Year 2000-compliant solution. The defendants have recently removed this case to federal court in West Virginia. The plaintiffs have filed a motion to remand this matter to West Virginia state court. The federal court in the New York action has issued a decision and order denying class certification, dismissing all but certain fraud claims by one representative plaintiff. No class claims remain in this case at this time. The federal court in the California action has issued an opinion and order granting class certification. The class includes any entities that purchased or leased certain products on or after January 1, 1990, excluding those entities who did not have a New Jersey choice of law provision in their contracts and those who did not purchase equipment directly from defendants. The federal court in the California action has issued an order staying the action pending the outcome of the West Virginia matter. The complaints seek, among other remedies, compensatory damages, punitive damages and counsel fees in amounts that have not yet been specified. At this time, we cannot determine whether the outcome of these actions will have a material adverse effect on our financial position, results of operations or cash flows. These cases have required in the past, and may require in the future, expenditure of significant legal costs related to their defense.

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

        In March 2003, Lucent announced that it had entered into a $420 million settlement of all pending shareholder and related litigation. Certain cases which are the subject of the settlement are shared contingent liabilities under the Contribution and Distribution Agreement and accordingly, we are responsible for 10% of the liabilities attributable to those cases. The amount of our portion of this liability has not yet been finally determined, however, in the second quarter of fiscal of 2003, we recorded a charge of $25 million, representing our estimate of our liability in this matter. The liability may be settled, at our option, in any combination of cash and our equity securities. Upon settlement, the amount of this liability will be adjusted to reflect our actual obligation in this matter.

Licensing Arbitration

        In March 2001, a third party licensor made formal demand for alleged royalty payments which it claims we owe as a result of a contract between the licensor and our predecessors, initially entered into in 1995, and renewed in 1997. The licensor claims that we owe royalty payments for software integrated into certain of our products. The licensor also alleges that we have breached the governing contract by not honoring a right of first refusal related to development of fax software for next generation products. In May 2003, the arbitrator awarded the licensor approximately $650,000 in total damages, including interest and certain legal costs.

Commissions Arbitration Demand

        In July 2002, a third party representative made formal demand for arbitration for alleged unpaid commissions in an amount in excess of $10 million, stemming from the sale of products from our businesses that were formerly owned by Lucent involving the Ministry of Russian Railways. As the sales of products continue, the third party representative may likely increase its commission demand. The viability of this asserted claim is based on the applicability and interpretation of a representation agreement and an amendment thereto, which provides for binding arbitration. The claimant recently filed its arbitration demand with the American Arbitration Association.

Lucent Consumer Products Class Actions

        In several class action cases (the first of which was filed on June 24, 1996), plaintiffs claim that AT&T and Lucent engaged in fraud and deceit in continuing to lease residential telephones to consumers without adequate notice that the consumers would pay well in excess of the purchase price of a telephone by continuing to lease. The cases were removed and consolidated in federal court in Alabama, and were subsequently remanded to their respective state courts (Illinois, Alabama, New Jersey, New York and California). In July 2001, the Illinois state court certified a nationwide class of plaintiffs. The case in Illinois was scheduled for trial on August 5, 2002. Prior to commencement of trial, however, we were advised that the parties agreed to a settlement of the claims on a class-wide basis. The settlement was approved by the court on November 4, 2002. Claims from class members were required to be filed on or about January 15, 2003. The submitted claims are currently being reviewed and an aggregate claim amount has not yet been determined.

        Any liability incurred by Lucent in connection with these class action cases will be considered an exclusive Lucent liability under the Contribution and Distribution Agreement between Lucent and us and, as a result, we are responsible for 10% of any such liability in excess of $50 million.

Recent Accounting Pronouncements

FASB Interpretation No. 45

        In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 expands the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the recognition and measurement provisions of FIN 45 beginning in the second quarter of fiscal 2003. The applicable disclosures are reflected in Note 12—Commitments and Contingencies to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

EITF Issue No. 00-21

        In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements that involve the delivery or performance of multiple revenue generating activities, including the sale of products combined with initial installation, initiation, or activation services, that may occur at different points in time or over different periods of time. This consensus addresses when and, if so, how an arrangement with multiple deliverables should be divided into separate units of accounting. EITF 00-21 will apply to revenue arrangements entered into by us beginning in the fourth quarter of fiscal 2003. We are currently evaluating the impact of EITF 00-21 to determine the effect, if any, it may have on our consolidated results of operations, financial position or cash flows.

SFAS 148

        In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and requires disclosure about those effects in both annual and interim financial statements. We have elected to continue to account for our stock compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The applicable disclosures are reflected in Note 2—Recent Accounting Pronouncements to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

FASB Interpretation No. 46

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of FIN 46 are effective for financial statements issued by us beginning in the second quarter of fiscal 2003. FIN 46 consolidation requirements for variable interest entities created or acquired subsequent to January 31, 2003 are also effective for all financial statements issued by us beginning in the second quarter of fiscal 2003. For variable interest entities created or acquired prior to February 1, 2003, the consolidation requirements of FIN 46 become effective in our fourth quarter of fiscal 2003. We currently have no significant contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN 46 did not have a material effect on our consolidated results of operations, financial position or cash flows.

SFAS 149

        In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The changes are intended to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Additionally, those changes are expected to result in more consistent reporting of contracts as either derivatives or hybrid instruments. The requirements of SFAS 149 become effective for us beginning in the third quarter of fiscal 2003 for contracts entered into or modified by us and for hedging relationships designated thereafter. We are currently evaluating the impact of SFAS 149 to determine the effect, if any, it may have on our consolidated results of operations, financial position or cash flows.

The Application of Critical Accounting Policies

Deferred Tax Assets

        As of March 31, 2003, we had $444 million in net deferred tax assets resulting from tax credit carryforwards, net operating losses, and other deductible temporary differences that are available to reduce taxable income in the future. We recorded an increase of approximately $126 million to our deferred tax assets valuation allowance in the first six months of fiscal 2003. The increase in the valuation allowance is comprised of an $83 million provision for income taxes to reflect the difference between the actual and expected tax gain associated with the LYONs Exchange Offer and other adjustments that were fully offset with a valuation allowance. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes", which place primary importance on a company's cumulative operating results for the current and preceding years.

        We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Although realization is not assured, we have concluded that the remaining net deferred tax assets as of March 31, 2003 will be realized based on the scheduling of deferred tax liabilities and on certain distinct tax planning strategies that we intend to implement in a timely manner, if necessary, which will allow us to recognize the future tax attributes. The amount of net deferred tax assets determined to be realizable was measured by calculating the tax effect of the planning strategies, which include the potential sale of assets and liabilities. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or in future income. Should Avaya determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets valuation allowance would be charged to income in the period such determination was made.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        See Avaya's Annual Report filed on Form 10-K for the fiscal year ended September 30, 2002 (Item 7A). As of March 31, 2003, there had been no material change in this information other than the termination of the interest rate swap agreements disclosed in Note 7—Long-Term Debt and Derivative Financial Instruments to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

PART II

Item 1. Legal Proceedings.

        See Note 12—Commitments and Contingencies to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 2. Changes in Securities and Use of Proceeds.

        In consideration of their agreement to participate in the exchange offer described in Note 7—Long-Term Debt and Derivative Financial Instruments, the Company issued series C warrants to purchase 7,355,824 shares of the Company's common stock to the Warburg Entities. The series C warrants, which have a four-year term and are exercisable immediately for an exercise price of $3.50 per share, were issued to the Warburg Entities in an offering that was exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 506 thereunder. In order to conclude that the offering was exempt from registration under Rule 506, the Company relied on each of the investors' representation to the Company that such investor was an accredited investor under Rule 501(a) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        Avaya held its Annual Meeting of Shareholders on February 25, 2003. At that meeting, shareholders elected Bruce R. Bond, Daniel C. Stanzione and Ronald L. Zarrella as Class 2 Directors of the Company for a term to expire at the Annual Meeting to be held in the year 2006. In addition, shareholders approved four Directors' proposals. The directors elected and the results of the voting are as follows:

	Votes For	Votes Withheld
Bruce R. Bond	311,664,983	10,032,843
Daniel C. Stanzione	302,426,982	19,270,844
Ronald L. Zarrella	304,750,720	16,947,106
	Votes For	Votes Against	Abstain	Broker Non-Votes
Approve the Avaya Inc. 2003 Employee Stock Purchase Plan	167,830,815	72,584,912	3,319,120	77,962,979
Approve an amendment to the Restated Certificate of Incorporation to authorize the 1-for-30/30-for-1 Reverse Forward Stock Split	228,265,987	12,353,302	3,125,890	77,952,647
Approve an amendment to the Restated Certificate of Incorporation to authorize the 1-for-40/40-for-1 Reverse Forward Stock Split	225,138,568	15,075,760	3,517,776	77,965,722
Approve an amendment to the Restated Certificate of Incorporation to authorize the 1-for-50/50-for-1 Reverse Forward Stock Split	225,180,017	15,071,314	3,482,410	77,964,085

Item 5. Other Information.

        We make available free of charge, through our investor relations' website, investors.Avaya.com, our Form 10-K, Form 10-Q and Form 8-K reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

  99.1
  Certification of Donald K. Peterson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2
  Certification of Garry K. McGuire pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  Reports on Form 8-K:

            The following Current Reports on Form 8-K were filed by us during the fiscal quarter ended March 31, 2003:

      1.
      January 3, 2003—Item 5. Other Events—Announcement of the Delaware Supreme Court's final order affirming a judgment in favor of Avaya relating to a complaint that was filed in January 2002.

      2.
      January 9, 2003—Item 5. Other Events—Avaya filed a press release commenting on its operating results for the fiscal quarter ended December 31, 2002.

      3.
      January 10, 2003—Item 5. Other Events—Resignation of Anthony Terracciano as a Director of Avaya and member of Avaya's Audit Committee.

      4.
      January 22, 2003—Item 5. Other Events—Avaya filed (i) information relating to Avaya's operating results for the quarter ended December 31, 2002 and (ii) financial information for Avaya for the quarter ended December 31, 2002.

      5.
      January 24, 2003—Item 5. Other Events—Avaya filed (i) a press release announcing the number of shares of common stock of Avaya to be delivered to holders of Liquid Yield Option™ Notes (LYONs) due 2021 who have elected to receive mixed consideration in the exchange offer for LYONs and (ii) an adjustment relating to Avaya's Current Report of Form 8-K filed on January 22, 2003.

      6.
      January 28, 2003—Item 5. Other Events—Avaya filed a press release announcing the extension of the exchange offer for its Liquid Yield Option™ Notes due 2021.

      7.
      January 29, 2003—Item 5. Other Events—Avaya filed a press release announcing the results of the exchange offer for its Liquid Yield Option™ Notes due 2021.

      8.
      January 31, 2003—Item 5. Other Events—Avaya filed a Waiver/Confirmation Letter Agreement between Avaya and the Warburg Pincus Funds relating to the Backstop Agreement associated with Warburg Pincus Funds' participation in the exchange offer of Avaya's Liquid Yield Option™ Notes due 2021.

      9.
      March 19, 2003—Item 9. Regulation FD Disclosure—Avaya furnished certain information in connection with restructured agreements with Expanets, Inc. and its parent company, NorthWestern Corporation.

      10.
      March 28, 2003—Item 9. Regulation FD Disclosure—Avaya furnished information regarding a charge associated with a Lucent litigation settlement that is expected to be recorded in the quarter ended March 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAYA INC.

	By:	/s/ CHARLES D. PEIFFER Charles D. Peiffer Controller (Principal Accounting Officer)
May 14, 2003

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

Date: May 14, 2003
/s/ DONALD K. PETERSON Donald K. Peterson Chairman and Chief Executive Officer

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

Date: May 14, 2003
/s/ GARRY K. MCGUIRE Garry K. McGuire Sr. Chief Financial Officer and Senior Vice President, Operations

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Financial Statements.
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Risks Related To Our Revenue and Business Strategy
Risks Related To Our Liquidity And Capital Resources
Risks Related To Our Operating Results
Risks Related To Our Operations
Risks Related To Contingent Liabilities
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures.
PART II
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION