Form 10-K/A
period 2002-09-30
AVAYA INC
filed 2003-08-12
CIK 1116521

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended September 30, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-15951

AVAYA INC.

A DELAWARE	I.R.S. EMPLOYER
CORPORATION	NO. 22-3713430

211 Mount Airy Road, Basking Ridge, New Jersey 07920
Telephone Number 908-953-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange
Series A Junior Participating Preferred Stock Purchase Rights	New York Stock Exchange
Liquid Yield Option™ Notes due 2021	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

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

EXPLANATORY NOTE

        Avaya Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended September 30, 2002 (the "Form 10-K/A") to amend certain items in its Annual Report on Form 10-K for the fiscal year ended September 30, 2002, which was originally filed with the Securities and Exchange Commission on December 23, 2002 (the "Annual Report"). The amendments to the Annual Report included in the Form 10-K/A are in response to comments received from the Staff of the Division of Corporation Finance of the SEC in connection with their review of our Registration Statement on Form S-3 filed with the SEC on June 23, 2003. None of the amendments to the Annual Report reflected in this Form 10-K/A resulted in a restatement of the financial statements or other financial information included in the Annual Report.

        This Form 10-K/A continues to speak as of the date of the original filing of the Annual Report and we have not updated the disclosures contained therein to reflect any events that occurred at a later date. The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

        This Annual Report on Form 10-K/A contains trademarks, service marks and registered marks of Avaya and its subsidiaries and other companies, as indicated. Unless otherwise provided in this Annual Report on Form 10-K/A, trademarks identified by ® and ™ are registered trademarks or trademarks, respectively, of Avaya Inc. or its subsidiaries. All other trademarks are the properties of their respective owners. Liquid Yield Option™ Notes is a trademark of Merrill, Lynch & Co., Inc. Microsoft® is a registered trademark of Microsoft Corporation.

        All market share data is based on the most recently available information from independent industry analysts.

PART I

Item 1.    Business.

Overview

        Avaya Inc. is a leading provider of communications systems, applications and services for enterprises, including businesses, government agencies and other organizations. Our product offerings include converged voice and data networks, traditional voice communications systems, customer relationship management applications, unified communications applications and structured cabling products. We support our broad customer base with comprehensive global service offerings that help our customers plan, design, implement and manage their communications networks. We believe our global service organization is an important consideration for customers purchasing our products and applications and is a source of significant revenue for us, primarily from maintenance contracts.

        Our revenue has declined significantly during the past several years. Revenue for the fiscal years ended September 30, 2000, 2001 and 2002 was $7,732 million, $6,793 million and $4,956 million, respectively. The decline in revenue is attributable to, among other things, declines in the market for our traditional business, enterprise voice communications systems, and the effect of general economic conditions on our customers' willingness to spend on enterprise communications technology during the last several years. The decline in revenue has contributed to our net losses for the fiscal years ended September 30, 2000, 2001 and 2002 of $375 million, $352 million and $666 million, respectively, and our accumulated deficit, in the amount of $1,182 million as of September 30, 2002.

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

Operating Segments

        We offer a broad array of communications systems, applications and services that enable enterprises to communicate with their customers, suppliers, partners and employees through voice, Web, electronic mail, facsimile, Web chat sessions and other forms of communication, across an array of devices. These devices include telephones, computers, cell phones and personal digital assistants.

        Our broad portfolio of products includes:

  •
  products we have developed internally,

  •
  products we have obtained through acquisitions,

  •
  products manufactured by third parties which we resell,

  •
  products and software provided to us by third parties as components of our offerings, and

  •
  products we have developed through our strategic alliances with other technology leaders.

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

        For the fiscal year ended September 30, 2002, revenue from our Converged Systems and Applications, Small and Medium Business Solutions, Services and Connectivity Solutions segments were 42.0%, 4.8%, 41.7% and 11.5%, respectively, of our total revenue. The performance of our two largest segments, Converged Systems and Applications and Services, typically has the greatest impact on our consolidated operating results. Because many of our customers who purchase products and applications from our Converged Systems and Applications segment purchase contracts to service those products and applications from our Services segment, the performance of our Services segment is dependent in part on the performance of our Converged Systems and Applications segment. Our Small and Medium Business Solutions segment currently represents a small portion of our total revenue and we are exploring alternatives for our Connectivity Solutions segment so that we can strengthen our focus on our other offerings.

        Historically, sales of our traditional enterprise voice communication systems represented a significant portion of our revenue. Revenue generated by these systems has been declining, however, and as described more fully under "—Converged Systems and Applications," we are focused on the migration of our customer's networks from traditional voice communications systems to converged voice and data networks. If we are successful in implementing our strategy, sales of converged voice and data network products will become a larger component of our total revenue in the future, as adoption of converged voice and data networks by enterprises becomes more widespread. Our Converged Systems and Applications segment markets traditional voice and converged voice and data network products to large enterprises and our Small and Medium Business Solutions segment markets these products to small and medium sized enterprises. Sales of maintenance contracts to service enterprise voice communications systems are a significant component of revenue generated by our Services segment.

        For the fiscal years ended September 30, 2002, 2001 and 2000, the percentage of total revenue contributed by a class of similar products, applications or services which accounted for 10% or more of our consolidated revenue is as follows:

	2002	2001	2000
Converged Systems and Applications:
Converged systems (including traditional voice communications systems and converged voice and data networks)	28%	29%	33%
Customer relationship management	10%	10%	7%
Services:
Maintenance services	24%	19%	21%
Connectivity Solutions
SYSTIMAX structured cabling	8%	10%	8%

  Converged Systems and Applications Segment

        Our Converged Systems and Applications segment is focused on the sale of communications products and applications to our large enterprise customers. Our primary offerings for this segment include converged voice and data networks and traditional voice communications systems, customer relationship management offerings and unified communications applications. A critical component of our strategy is our focus on the migration of our customers' traditional voice communications systems to a converged network that provides for the integration of voice, data, video and other application traffic on a single unified network. Internet Protocol, or IP, telephony systems integrate voice and data communications traffic for transmission across a single network infrastructure based on IP technology. Internet protocol is a type of protocol, or set of standardized procedures, for the formatting and timing of transmission of communications traffic between two pieces of equipment.

        We believe the implementation of a converged network can provide significant benefits to an enterprise in a number of ways. These benefits include:

  •
  reduced costs through the use of a single unified network;

  •
  simplified administration and least cost routing techniques for call processing;

  •
  increased worker productivity resulting from enhanced network access to all communication channels, such as voice, e-mail and fax, from any device, including computer, telephone, cell phone, fax machine and personal digital assistant; and

  •
  enhanced business performance through the integration of IP telephony with other applications.

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

        In February 2002, we announced the next generation of our Enterprise Class Internet Protocol Solutions, or ECLIPS, which includes:

  •
  Avaya MultiVantage™ Software, our voice application software that manages call processing, facilitates customer interactions across a variety of media and supports a range of Avaya and third-party business applications;

  •
  our media servers, which put voice applications such as call processing on the customer's local area network;

  •
  our media gateways, which support traffic routing between traditional voice and converged networks, providing enterprises with the flexibility to implement a new IP telephony system or to "IP-enable" their existing voice communications system, thereby helping to preserve existing communications technology investments;

  •
  Avaya VisAbility™ Management Suite, a Web-based comprehensive set of tools that manages complex voice and data network infrastructures;

  •
  our IP softphones, which provide the functionality of a digital telephone on a personal computer or a handheld device and our IP screenphones, which offer a personal computer's graphic screen in an IP telephone; and

  •
  our Avaya™ Extension to Cellular solution, which transparently bridges any cell phone to any Avaya communications server.

        We also offer a portfolio of products to support converged network infrastructures which carry voice, video and data traffic over any of the protocols supported by the Internet on local area, wide area and wireless networks including gigabit Ethernet, which facilitates the integration of the enterprise network, the service provider network and next generation switching systems such as optical networking. These products, which include switches, virtual private networks and network management software are offered on a stand-alone basis, but are used primarily to support our converged systems offerings. Our family of converged network infrastructure products help provide a secure, reliable network infrastructure that enables deployment of IP-based communications applications.

        Our most advanced enterprise voice communications system is our DEFINITY® Enterprise Communications Server, which is offered worldwide in a variety of configurations,. Our DEFINITY product line is a family of products that provides for a reliable enterprise network for voice communication that integrates seamlessly with the public subscriber telephony network, or PSTN, the global collection of voice-oriented public telephone networks. It also offers integration with an enterprise's data network. Our DEFINITY servers support a variety of voice and data applications such as call and customer contact centers, messaging and interactive voice response, or IVR, systems. IVR systems allow an individual to access information in the enterprise's computer databases or conduct transactions by voice or using a touch-tone telephone. IVR systems are often used in conjunction with an automated attendant service to determine how the call should be routed given the caller's needs. Our DEFINITY servers support computer telephony integration applications, which are advanced applications that assist in the making, receiving and managing of telephone calls. Our DEFINITY servers facilitate the ongoing transition at many enterprises from traditional voice telephony systems to advanced systems that integrate voice and data traffic and deploy increasingly sophisticated communications applications.

        Customer Relationship Management.    Our customer relationship management organization is focused on applications that:

  •
  facilitate interactions between an enterprise and its internal and external customers across different types of access including voice communications, email, Internet chat and facsimile;

  •
  manage business and customer information to help ensure consistent delivery of customer service throughout the enterprise;

  •
  collect, integrate and analyze valuable customer and transaction information to help the enterprise better meet customer needs; and

  •
  provides reporting and analysis tools that help manage the overall administration and efficiency of cost center operations.

        Our offerings are essential components of many customer relationship management applications, including:

  •
  call and customer contact center applications;

  •
  customer self-service applications, such as IVR systems and software;

  •
  predicative dialing software and systems that manage inbound and outbound calls, improving the efficiency of an enterprise's agents; and

  •
  agent performance suites, such as call logging and monitoring, workforce management software and agent analytic tools.

        Our core customer relationship management, or CRM, product offerings are software and hardware systems and software applications for customer contact centers (including call centers) which are the foundation of many CRM offerings. We use the term call centers to refer to applications that primarily manage an enterprise's interactions with customers via the telephone, and the term contact centers to refer to applications that allow customers to interact with an enterprise using multiple mediums of communication, including electronic mail, access from a Web site, Web chat and collaboration, voice self-service, telephone calls and facsimiles. We are the leading provider of call center systems in North America and have the second largest share of the U.S. call center market. Our strategy is to leverage this leadership position to market a broader suite of CRM applications.

        Our Avaya™ Call Center Solutions for MultiVantage® offer a suite of intelligent call routing alternatives that can accommodate single call centers or multiple call centers through "virtual" routing over a converged network. Calls can be routed to customer care agents or self-service applications based on a variety of criteria, or business rules, including call volume, workload, agent language or other expertise or across time zones or countries and in each case, routing is transparent to the customer. Our contact center offerings include Avaya™ Interaction Center, which manages interactions across a variety of communication channels—including Web, e-mail and advanced telephony systems. Avaya™ Interaction Center allows customers to contact the enterprise through their preferred mode of communication and, together with our other contact center components, helps enhance the customer's experience with the enterprise. Our Operational Analyst offering provides detailed and summary reporting to assist in efficiently and effectively managing the contact center's operations. Operational Analyst also provides business relevant analytical reporting that help facilitate business decisions relevant to contact center operations.

        Avaya CRM is supported by a professional services team of consultants who are dedicated to assisting enterprises in improving their customer relationship management, technology and execution. Our services range from designing and implementing an enterprise's customer relationship management technology strategy to setting up and integrating software applications that an enterprise purchases from us as part of its customer contact center. Our consultants also work with our sales force in selling our customer relationship management applications. Typically, a customer that purchases our customer relationship management applications purchases consulting services from us. We also provide subject matter advice to systems integrators as part of an overall customer relationship management strategy, as well as to provide guidance to achieve the integration of multi-vendor offerings.

        Unified Communication.    We define Unified Communication as a family of applications that allow individuals to collaborate and communicate more effectively and to move more quickly in a networked infrastructure through a variety of communications devices, including telephones, computers or personal digital assistants. Our Unified Communication offerings include our voice messaging and unified messaging products, our IP-based unified communication solution and other multimedia collaboration tools. Unified messaging is an advanced messaging solution that delivers the convenience and benefits of combining the storage of more than one type of message, including voice, facsimile and email.

        We are the worldwide leader in sales of voice messaging, unified messaging and unified communication applications. Our messaging systems are configured both as stand-alone servers or as embedded software or hardware in communications servers. Many of our messaging systems are compatible with the voice communications systems of other vendors so that an enterprise may choose our messaging system as the standard for all its locations.

        We offer a wide variety of voice messaging and unified messaging applications designed to serve the telephone call answering, facsimile, voice and unified messaging communications needs of enterprises. Unified messaging facilitates access to messages through the most convenient device, including Internet browsers, LAN-based personal computers and wireline or wireless telephones, using text-to-speech technology for telephonic e-mail retrieval. These products are marketed under a number of brands, including our primary brands, Octel® Messaging and INTUITY™ AUDIX® Messaging. The ease and speed of our voice and facsimile messaging can improve an enterprise's efficiency by allowing messages to be sent instantly to teams, groups or an entire workforce across multiple locations. All of our messaging servers can be networked, over the Internet or public or private voice networks, to provide enterprise-wide voice and facsimile messaging through a single system.

        Our unified messaging capability, which accommodates voice, facsimile and email messages, is available for our Octel Messaging and INTUITY AUDIX systems and is also provided by our innovative Avaya Unified Messenger for Microsoft® Exchange, developed in cooperation with Microsoft Corporation. The Avaya Unified Messenger system is a unified messaging system software solution that stores voice and facsimile messages directly in a user's Microsoft Exchange electronic mailbox and enables user access to this mailbox by telephone or fax machine or a Microsoft Exchange interface on the user's personal computer.

        Our unified communication offering, Avaya™ Unified Communication Center, includes the following features:

  •
  message management—provides access to voice, fax and e-mail messages from an array of communication devices;

  •
  calling and conferencing management—allows users to initiate calls or conferences from any phone, including through the use of a voice recognition application, while leveraging the enterprise's communication system;

  •
  contact management—connects users to enterprise databases, providing the dialing capability of an office telephone to a computer or personal digital assistant; and

  •
  personal efficiency management—allows users to utilize personalized information filtering to prioritize communication interactions and screen calls or route them to voice mail.

  Small and Medium Business Solutions Segment

        Our Small and Medium Business Solutions segment develops, markets and sells communications products and applications, including IP telephony, traditional voice systems, unified communication and contact center applications, for small and medium-sized businesses as well as the branch offices of large enterprises. Traditional voice communications systems designed for small and medium-sized businesses are also known as key and hybrid telephony systems. We have the second largest market share in the U.S. key/hybrid voice market, although the market leader's share in this market is less than 1% greater than our current share. We have only recently introduced an IP telephony solution designed to serve the needs of small and medium-sized businesses.

        We launched Avaya™ IP Office, our IP telephony solution for small and medium-sized enterprises, in Europe in January 2002 and in North America in May 2002. IP Office can be deployed for enterprises with 2 to 256 stations and features full voice and data remote access, call distribution and alternate call routing for low cost and highest voice quality. In addition, the IP Office applications suite offer voice mail, unified messaging, wireless capability and an array of contact center management tools designed for the small and medium-sized enterprise.

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

  Services Segment

        Our Services organization provides standard and customized services to enterprises in the following areas:

  •
  network planning and design—including planning, design and assessment of an enterprise's data network, its readiness for the implementation of IP telephony and a comprehensive suite of security services for separate voice and data networks as well as converged networks;

  •
  network implementation—including solution preparation, design, deployment and installation;

  •
  management and operations—offering enterprises and service providers an opportunity to outsource their communications systems; and

  •
  maintenance and support—providing maintenance of our customer's networks.

        We are the leading U.S. provider of maintenance services for enterprise voice communications systems.

        We deliver our service offerings through our Network Consulting Services, Managed Services, Data Services, Technical Services and Field Services organizations. Our Network Consulting team offers network planning and design services. Our Managed Services organization helps enterprises focus on core competencies by managing their internal voice communications systems and helps service providers grow revenues by providing end-to-end messaging and unified communication applications. Our Data Services team can assist the enterprise with the design, implementation, installation, maintenance and management of its data network. Installation and repair of our products are performed primarily by our Field Services organization. Technical support and maintenance under contracts for our voice communications products are provided by our Technical Services and Field Services organizations.

  Connectivity Solutions Segment

        We market our SYSTIMAX® SCS product line of structured cabling systems primarily to enterprises of various sizes for wiring phones, workstations, personal computers, local area networks and other communications devices through their buildings or across their campuses and our ExchangeMAX® product line primarily to central offices of service providers, such as telephone companies or Internet service providers. We also offer electronic cabinets to enclose and protect an enterprise's electronic devices and equipment.

        SYSTIMAX structured cabling systems.    We are the worldwide leader in sales of structured cabling systems to enterprises. We primarily market these products under the brand name SYSTIMAX. Our SYSTIMAX cabling systems provide a single cabling solution for a network that integrates voice, video, data and building controls on one network through an infrastructure of copper or fiber cabling and associated connecting apparatus. The SYSTIMAX copper and fiber apparatus products can be customized to fit a customer's needs.

        ExchangeMAX structured cabling systems.    We sell our ExchangeMAX structured cabling systems primarily to central offices of service providers such as telephone companies, original equipment manufacturers and third-party engineering, furnish and install vendors. Central offices are locations that house switches to serve the subscribers of a service provider. Our ExchangeMAX systems are used to connect transmission and switching within the central office environment to the PSTN and include coaxial and fiber cable used for voice frequency and digital and fiber distribution networks.

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

        Converged Systems and Applications.    We sell our Converged Systems and Applications products and applications to enterprise customers through our direct sales channel and our global network of distributors, dealers, solutions providers and systems integrators. Outside the U.S., we employ a direct sales force in major areas with large enterprises while customers and geographic areas are served through our indirect sales channel.

        Small and Medium Business Solutions.    We serve our Small and Medium Business Solutions customers primarily through our network of dealers and value-added resellers as well as through service providers. We also sell our products and applications for this segment to other providers of communications products to be incorporated into their offerings. We will utilize a direct sales presence in support of the smaller offices of our larger enterprise customers and for our largest dealers and service providers.

        Services.    Our Services segment serves customers through our direct sales force and indirect channel partners, including alliance partners, service providers, distributors and resellers. In addition, sales opportunities for our Services segment will often arise from sales of our products and applications through our Converged Systems and Applications and Small and Medium Business Solutions segments.

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

        We plan on using our substantial investment in research and development to develop new systems and software related to business communications applications, customer relationship management innovations, messaging applications, personalized information portals, business infrastructure and architectures, Web centers, hosted offerings, data networks and services for Avaya's customers. These new systems and software will augment our current product offerings so that, together with our strategic alliances and services, we can offer our customers comprehensive advanced communications products and applications. We are also developing self-service interfaces and tools for use by our customers and indirect channel partners. Avaya Labs Research will continue to seek opportunities to work with technology leaders from other companies and educational and research institutions to develop uniform technological standards as the building blocks for future communications and related enterprise systems.

Manufacturing and Supplies

        We have outsourced all of the manufacturing operations related to our Converged Systems and Applications and Small and Medium Business Solutions. Substantially all of these operations have been outsourced to Celestica Inc. Our outsourcing agreement with Celestica expires in May 2005. The agreement may be renewed by Celestica for one year after expiration of the term and thereafter, will automatically renew for successive one year terms unless either party elects to terminate the agreement by giving notice to the other party six months prior to the expiration of the renewal term. The remaining portions of our manufacturing operations, other than the manufacturing of our Connectivity Solutions product offerings, are outsourced to a number of other contract manufacturers. Currently, we are engaged in the manufacturing of our Connectivity Solutions product offerings in three facilities located in the United States, Australia and Ireland as well as in a facility in China operated by a joint venture in which we own a 60% interest.

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

Competition

        The market for communications systems, applications and services is quickly evolving, highly competitive and subject to rapid technological change. Because we offer a wide range of systems, applications and services for several types of enterprises, we have a broad range of competitors. Many of our competitors are substantially larger than we are and have significantly greater financial, sales, marketing, distribution, technical, manufacturing and other resources. Competition for our Converged Systems and Applications offerings include products manufactured or marketed by a number of large communications equipment suppliers, including Nortel Networks Corporation, Cisco Systems, Inc., Siemens Aktiengesellschaft, Alcatel S.A. and NEC Corporation, as well as by a number of other companies, some of which focus on particular segments of the market such as customer relationship management. Some of the other competitors for our Converged Systems and Applications offerings include Aspect Communication Corporation and Captaris Inc. Our Small and Medium Business Solutions segments has many competitors, including Cisco, Nortel, Alcatel, NEC, Matsushita Electric Corporation of America, Inter-Tel, Incorporate and 3Com Corp., although the market for these products is fragmented. Our structured cabling systems' primary competitors are ADC Telecommunications, Inc., Telect Corporation, Siecor Corporation, Marconi plc, Nordx/CDT, Commscope, Inc. and Belden Inc. Our Services segment competes with Cisco Systems, Inc., NextiraOne, LLC, Norstan, Inc., Nortel Networks Corporation, Siemens Aktengesellschaft, Ericsson, Ameritech Corporation and Verizon Communications Inc as well as many consulting firms. We expect to face increasing competitive pressures from both current and future competitors in the markets we serve.

        Technological developments and consolidation within the communications industry result in frequent changes to our group of competitors. The principal competitive factors applicable to our products include:

  •
  product features and reliability;

  •
  customer service and technical support.

  •
  relationships with distributors, value-added resellers and systems integrators;

  •
  an installed base of similar or related products;

  •
  relationships with buyers and decision makers;

  •
  price;

  •
  the financial condition of the communications technology provider;

  •
  brand recognition;

  •
  the ability to integrate various products into a customer's existing networsk, including the ability of a provider's products to interoperate with other providers communications product; and

  •
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

Environmental, Health and Safety Matters

        We are subject to a wide range of governmental requirements relating to employee safety and health and to the handling and emission into the environment of various substances used in our operations. We are subject to certain provisions of environmental laws, particularly in the United States, governing the cleanup of soil and groundwater contamination. Such provisions impose liability for the costs of investigating and remediating releases of hazardous materials at our currently or formerly owned or operated sites. In certain circumstances, this liability may also include the cost of cleaning up historical contamination, whether or not caused by us. We are currently conducting investigation and/or cleanup of known contamination at approximately seven of our facilities either voluntarily or pursuant to government directives. None of the sites is reasonably likely to generate environmental costs that will be individually material. There are no known third parties who may be responsible for investigation and/or cleanup at these sites and therefore, for purposes of assessing the adequacy of our financial reserves for these liabilities, we have not assumed that we will recover amounts from any third party, including under any insurance coverage or indemnification arrangement. We do not separately track recurring costs of managing hazardous substances and pollutants in ongoing operations, but do not believe them to be material.

        It is often difficult to estimate the future impact of environmental matters, including potential liabilities. We have established financial reserves to cover environmental liabilities where they are probable and reasonably estimable. Reserves for estimated losses from environmental matters are undiscounted and consist primarily of estimated remediation and monitoring costs and are, depending on the site, based primarily upon internal or third-party environmental studies and the extent of contamination and the type of required cleanup. We are not aware of, and have not included in our reserves any provision for, any unasserted environmental claims.

        The reliability and precision of estimates of our environmental costs may be affected by a variety of factors, including whether the remediation treatment will be effective, contamination sources have been accurately identified and assumptions regarding the movement of contaminants are accurate. In addition, estimates of environmental costs may be affected by changes in law and regulation, including the willingness of regulatory authorities to conclude that remediation and/or monitoring performed by us is adequate.

        We assess the adequacy of our environmental reserves on a quarterly basis. During each of the fiscal years ended September 30, 2001 and 2002, no amounts were charged to the Statement of Operations for environmental costs as reserves were deemed to be adequate. Expenditures for environmental matters for each of the fiscal years ended September 30, 2001 and 2002 were not material to our financial position, results of operations or cash flows. Payment for the environmental costs covered by the reserves may be made over a 30-year period. Although we believe that our current reserves are adequate to cover known environmental liabilities, due to the uncertainties described above, there can be no assurance that the actual amount of environmental liabilities will not exceed the amount of reserves for such matters or will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

  •
  any contingent liabilities that are not primarily contingent liabilities of Lucent or contingent liabilities associated with the contributed businesses;

  •
  some specifically identified liabilities, including liabilities relating to terminated, divested or discontinued businesses or operations; and

  •
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

        The risks and uncertainties referred to above include, but are not limited to:

  •
  price and product competition,

  •
  rapid technological development,

  •
  dependence on new product development,

  •
  the mix of our products and services,

  •
  customer demand for our products and services,

  •
  the ability to successfully integrate acquired companies,

  •
  control of costs and expenses,

  •
  the ability to form and implement alliances,

  •
  the ability to implement in a timely manner our restructuring plan,

  •
  the economic, political and other risks associated with international sales and operations,

  •
  U.S. and non-U.S. government regulation,

  •
  general industry and market conditions and growth rates and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. In addition, set forth below is a more detailed discussion of the risks and uncertainties we face.

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

  Risks Related To Our Revenue and Business Strategy

        Our revenue has declined significantly during the past several quarters and if business capital spending, particularly for enterprise communications products, applications and services, does not improve or deteriorates, our revenue may continue to decline and our operating results may be adversely affected.

        Our revenue for the quarter ended September 30, 2002 was $1,152 million, a decrease of 20.1%, or $290 million, from $1,442 million for the quarter ended September 30, 2001, a sequential decrease of 5.5%, or $67 million, from $1,219 million for the quarter ended June 30, 2002, and a decrease of 9.9%, or $127 million, from $1,279 for the quarter ended March 31, 2002.

        Our operating results are significantly affected by the impact of economic conditions on the willingness of enterprises to make capital investments, particularly in enterprise communications technology and related services. Although general economic conditions have shown some signs of improvement recently, we have seen a continued decline in spending on enterprise communications technology and services by our customers. We believe that enterprises continue to be concerned about their ability to increase revenues and thereby increase their profitability. Accordingly, they have tried to maintain or improve profitability through cost reduction and reduced capital spending. Because we do not believe that enterprise communications spending will improve significantly in the near term, we expect continued pressure on our ability to generate revenue.

        To the extent that enterprise communications spending does not improve or deteriorates, our revenue and operating results will continue to be adversely affected and we may not be able to comply with the financial covenants included in our credit facility.

        Revenue generated by our traditional business, enterprise voice communications systems, has been declining for the last several years and if we do not successfully implement our strategy to expand our sales in market segments with higher growth rates, our revenue and operating results may continue to be adversely affected.

        We have been experiencing declines in revenue from our traditional business, enterprise voice communications systems. We expect, based on various industry reports, a low growth rate or no growth in the future in the market segments for these traditional systems. We are implementing a strategy to capitalize on the higher growth opportunities in our market, including converged voice and data network products, customer relationship management applications and unified communication applications. This strategy requires us to make a significant change in the direction and operations of our company to focus on the development and sales of these products and applications.

        Our traditional enterprise voice communications systems and the advanced communications products and applications described above are a part of our Converged Systems and Applications and Small and Medium Business Solutions segments. If we are unsuccessful in implementing our strategy, the contribution to our results from these segments may decline, reducing our overall operating results and thereby requiring a greater need for external capital resources and our Services segment may be adversely affected to the extent that Services revenues are related to sales of these products and applications.

        We are significantly changing the focus of our company in order to concentrate on the development and marketing of advanced communications products and applications, including converged voice and data network products, and this change in focus may not be successful or may adversely affect our business.

        We are making a significant change in the direction and strategy of our company to focus on the development and sales of converged voice and data networks and other advanced communications products and applications. In order to implement this change, we must:

  •
  retrain our sales staff to sell new types of products, applications and services and improve our marketing of such products, applications and services;

  •
  retrain our Services employees to service the new products and applications;

  •
  develop relationships with new types of distribution partners;

  •
  research and develop more converged voice and data products and applications and products using communications media other than voice traffic, which has historically been our core area of expertise; and

  •
  build credibility among customers that we are capable of delivering advanced communications products and applications beyond our historic product lines; and

  •
  expand our current customer base by selling our advanced communications products and applications to enterprises who have not previously purchased our products and applications.

        If we do not successfully implement this change in focus, our operating results may be adversely affected. However, even if we successfully address these challenges, our operating results may still be adversely affected if the market opportunity for advanced communications products and applications, including converged voice and data network products, does not develop in the ways that we anticipate. Because this market opportunity is in its early stages, we cannot predict whether:

  •
  the demand for advanced communications products and applications, including converged voice and data products will grow as fast as we anticipate;

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

        Our restructuring initiatives may not be sufficient to meet the changes in industry and market conditions, and such conditions may continue to deteriorate or last longer than we expect. In addition, we may not be able to successfully implement our restructuring initiatives and may be required to refine, expand or extend our restructuring initiatives, which may result in additional charges. Furthermore, our workforce reductions may impair our ability to realize our current or future business objectives. Lastly, costs incurred in connection with restructuring actions may be higher than the estimated costs of such actions and/or may not lead to the anticipated cost savings. As a result, our restructuring efforts may not result in our return to profitability within the currently expected timeframe.

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

        We have outsourced all of the manufacturing operations related to our Converged Systems and Applications and Small and Medium Business Solutions. Substantially all of these operations have been outsourced to Celestica Inc. Our ability to realize the intended benefits of our manufacturing outsourcing initiative will depend on the willingness and ability of Celestica and our other contract manufacturers to produce our products. We may experience significant disruption to our operations by outsourcing so much of our manufacturing. If Celestica or the other contract manufacturers terminates its relationship with us or is unable to fill our orders on a timely basis, we may be unable to deliver our products to meet our customers' orders, which could delay or decrease our revenue or otherwise have an adverse effect on our operations.

        The termination of strategic alliances or the failure to form additional strategic alliances could limit our access to customers and harm our reputation with customers.

        Our strategic alliances are important to our success because they provide us the ability to offer comprehensive advanced communications products and applications, reach a broader customer base and strengthen brand awareness. We may not be successful in creating new strategic alliances on acceptable terms or at all. In addition, most of our current strategic alliances can be terminated under various circumstances, some of which may be beyond our control. Further, our alliances are generally non-exclusive, which means our partners may develop alliances with some of our competitors. We may rely more on strategic alliances in the future, which would increase the risk to our business of losing these alliances.

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

        Please see "—Legal Proceedings" for a description of patent infringement indemnification claims made by three customers of our managed services business.

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

        The above actions have been consolidated with other purported class actions filed against Lucent on behalf of its stockholders in January 2000 and are pending in the Federal District Court for the District of New Jersey. We understand that Lucent's motion to dismiss the Fifth Consolidated Amended and Supplemental Class Action Complaint in the consolidated action was denied by the court in June 2002. As a result of the denial of its motion to dismiss, we understand that Lucent has filed a motion for partial summary judgment, seeking a dismissal of a portion of the Fifth Consolidated Amended and Supplemental Class Action Complaint. The plaintiffs allege that they were injured by reason of certain alleged false and misleading statements made by Lucent in violation of the federal securities laws. The consolidated cases were initially filed on behalf of stockholders of Lucent who bought Lucent common stock between October 26, 1999 and January 6, 2000, but the consolidated complaint was amended to include purported class members who purchased Lucent common stock up to December 20, 2000. A class has not yet been certified in the consolidated actions. The plaintiffs in all these stockholder class actions seek compensatory damages plus interest and attorneys' fees.

        We understand that the federal district court in New Jersey has issued orders staying all securities actions, as well as those related to the securities cases, so the parties may discuss a potential global settlement of claims. We also understand that the parties have had preliminary meetings to discuss settlement of these cases.

        Any liability incurred by Lucent in connection with these stockholder class action lawsuits may be deemed a shared contingent liability under the Contribution and Distribution Agreement and, as a result, we would be responsible for 10% of any such liability, including 10% of the legal costs associated with the portion of the obligation for which we share liability. All of these actions are still in the relatively early stages of litigation and an outcome cannot be predicted and, as a result, we cannot assure you that these cases will not have a material adverse effect on our financial position, results of operations or cash flows.

  Licensing Arbitration

        In March 2001, Voxem, Inc. made formal demand for alleged royalty payments which it claims we owe as a result of a contract between the licensor and our predecessors, initially entered into in 1995, and renewed in 1997. The contract provides for mediation of disputes followed by binding arbitration if the mediation does not resolve the dispute. The licensor claims that we owe royalty payments for software integrated into certain of our products. The licensor also alleges that we have breached the governing contract by not honoring a right of first refusal related to development of fax software for next generation products. This matter is currently in arbitration. At this point, an outcome in the arbitration proceeding cannot be predicted and, as a result, there can be no assurance that this case will not have a material adverse effect on our financial position, results of operations or cash flows.

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

  •
  a reverse 1-for-30 stock split followed immediately by a forward 30-for-1 stock split of our common stock;

  •
  a reverse 1-for-40 stock split followed immediately by a forward 40-for-1 stock split of our common stock;

  •
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

  Commission Arbitration Demand

        In July 2002, Communications Development Corporation, a British Virgin Islands Corporation, made formal demand for arbitration for alleged unpaid commissions in an amount in excess of $10 million, stemming from the sale of products from our businesses that were formerly owned by Lucent involving the Ministry of Russian Railways. The plaintiff alleges that as a result of agreements entered into between plaintiff and Avaya, it is owed commissions on sales by us to the Ministry of Russian Railways on a continuing basis. We believe that the agreements relating to their claim have expired or do not apply to the products in question. As the sales of products continue, Communications Development Corporation may likely increase its commission demand. This matter is currently proceeding to arbitration. The matter is in the early stages and an outcome in the arbitration proceeding cannot be predicted. As a result, there can be no assurance that this case will not have a material adverse effect on our financial position, results of operations or cash flows.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        The following table sets forth information as to persons who serve as our executive officers.

Name	Age	Position
Donald K. Peterson	53	Chairman and Chief Executive Officer
Stephan Clark	49	Group Vice President, Connectivity Solutions
Pamela F. Craven	49	Senior Vice President, General Counsel and Secretary
Louis J. D'Ambrosio	38	Group Vice President, Worldwide Services
Michael A. Dennis	44	Senior Vice President, Services Strategy and Business Development
Maryanne DiMarzo	51	Senior Vice President, Human Resources
David P. Johnson	42	Group Vice President, Small and Medium Business Solutions
Garry K. McGuire, Sr.	56	Chief Financial Officer and Senior Vice President, Operations

Michael Thurk	50	Group Vice President, Converged Systems and Applications

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

        Information required by this item is incorporated by reference from the discussion under the heading Security Ownership of Certain Beneficial Owners and Management and under the heading Executive Compensation and Other Information- Equity Compensation Plan Information as of September 30, 2002 in our Proxy Statement for the 2003 Annual Meeting of Shareholders.

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

        Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the principal executive officer and principal financial officer of Avaya Inc. have concluded that Avaya Inc.'s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by Avaya Inc. in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

        There were no significant changes in Avaya Inc.'s internal control over financial reporting during Avaya Inc.'s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company's ability to record, process, summarize and report financial information.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)
Documents filed as a part of this Annual Report on Form 10-K:

(1)
Financial Statements:

		Page(s) in our 2002 Annual Report to Shareholders
(i)	Consolidated Statements of Operations	61
(ii)	Consolidated Balance Sheets	62
(iii)	Consolidated Statements of Changes in Stockholders' Equity and of Comprehensive Income (Loss)	63
(iv)	Consolidated Statements of Cash Flows	64
(v)	Notes to Consolidated Financial Statements	65-120
  (2)
  Financial Statement Schedules:
(i)	Schedule II—Valuation and Qualifying Accounts	Page 36 of this Annual Report on Form 10-K

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

  (3)
  Exhibits:

        The following documents are filed as Exhibits to this Annual Report on Form 10-K or incorporated by reference herein:

Exhibit Number
2	Contribution and Distribution Agreement†
3.1	Restated Certificate of Incorporation of Avaya Inc.†
3.2	Amended and Restated By-laws of Avaya Inc., as amended on July 18, 2002(4)
4.1	Specimen Common Stock certificate†
4.2	Restated Certificate of Incorporation of Avaya Inc. (incorporated by reference as Exhibit 3.1 hereto)†
4.3	Amended and Restated By-laws of Avaya Inc. (filed as Exhibit 3.2 hereto)(4)
4.4	Rights Agreement between Avaya Inc. and The Bank of New York, as Rights Agent†
4.5	Amendment No. 1 to Rights Agreement between Avaya Inc. and the Bank of New York as Rights Agent (5)
4.6	Form of Certificate of Designations of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.4 hereto)†
4.7	Form of Right Certificate (attached as Exhibit B to the Rights Agreement incorporated by reference as Exhibit 4.4 hereto)†
4.8	Preferred Stock Certificate(1)
4.9	Series A Warrant(1)
4.10	Series B Warrant(1)
4.11	Form of Indenture between Avaya Inc. and The Bank of New York, as Trustee(1)

4.12	Form of Supplemental Indenture between the Company and The Bank of New York, as Trustee, relating to the Liquid Yield Options Notes due 2021 (Zero Coupon-Senior)(3)
4.13	Series C Warrant(13)
10.22	Second Supplemental Indenture, dated as of March 28, 2002, between the Company and The Bank of New York, as Trustee(6)
10.23	Form of Global Note(6)
10.1	Contribution and Distribution Agreement (incorporated by reference as Exhibit 2 hereto)†
10.2	Interim Services and Systems Replication Agreement†
10.3	Employee Benefits Agreement†
10.4	Tax Sharing Agreement†
10.5	Avaya Inc. Short Term Incentive Plan†
10.6	Avaya Inc. 2000 Long Term Incentive Plan†
10.7	Avaya Inc. 2000 Long Term Incentive Plan Restricted Stock Unit Award Agreement†
10.8	Avaya Inc. 2000 Long Term Incentive Plan Nonstatutory Stock Option Agreement†
10.9	Avaya Inc. Deferred Compensation Plan†
10.10	Employment Agreement of Mr. Peterson, dated August 8, 1995†
10.11	Avaya Inc. Supplemental Pension Plan†
10.12	Avaya Inc. 2000 Stock Compensation Plan for Non-Employee Directors†
10.13	Trademark License Agreement†
10.14	Patent and Technology License Agreement†
10.15	Technology Assignment and Joint Ownership Agreement†
10.16	Development Project Agreement†
10.17	Preferred Stock and Warrant Purchase Agreement†
10.18
Certificate of Designations, Preferences and Rights of Series B Convertible Participating Preferred Stock of Avaya Inc. (attached as Exhibit A to the Preferred Stock and Warrant Purchase Agreement incorporated by reference as Exhibit 10.17 hereto)†
10.20
364-Day Competitive Advance and Revolving credit facility Agreement, dated as of August 28, 2001 among Avaya Inc., Citibank, N.A., as Agent, Salomon Smith Barney, as Lead Arranger, The Chase Manhattan Bank and Deutsche Bank AG New York Branch and Credit Suisse First Boston, as Co-Syndication Agents, and the Lenders party thereto(7)
10.24
Five Year Competitive Advance and Revolving credit facility Agreement, dated as of September 25, 2000 among Lucent Technologies Inc., Avaya Inc., Citibank, N.A., as Agent, Salomon Smith Barney, as Lead Arranger, Bank One, NA, The Chase Manhattan Bank and Deutsche Bank AG New York and/or Cayman Islands Branches, as Co-Syndication Agents and Co-Arrangers, Commerzbank AG, as Co-Arranger and the Lenders party thereto(8)
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
10.33	Backstop Agreement, by and among the Company and the Warburg Entities, dated as of December 28, 2002(13)
13	The 2002 Annual Report to Shareholders, which, except for those portions incorporated by reference, is furnished solely for the information of the Commission and is not deemed "filed."*
21	List of Subsidiaries of Avaya Inc.(14)
23	Consent of PricewaterhouseCoopers LLP*
24	Power of Attorney(14)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sabranes—Oxley Act of 2002.*
32.1	Certification of Donald K. Peterson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Garry K. McGuire Sr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

†
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

(12)
Incorporated by reference from Avaya's Quarterly Report on Form 8-K dated September 4, 2002.

(13)
Incorporated by reference from Avaya's Registration Statement on Form S-4 filed on December 23, 2002.

(14)
Incorporated by reference from Avaya's Annual Report on Form 10-K for the year ended September 30, 2002, filed December 23, 2002.

(b)
Reports on Form 8-K during the last quarter of the fiscal year covered by this Report:

  1.
  August 12, 2002—Item 9. Regulation FD Disclosure—Avaya furnished information regarding adjustments to its previously announced financial results for the fiscal quarter ended June 30, 2002.

  2.
  August 14, 2002—Item 9. Regulation FD Disclosure—Avaya furnished copies of the sworn statements of its principal executive officer and principal financial officer pursuant to SEC Order No. 4-460.

  3.
  September 3, 2002—Item 5. Other Events—Avaya disclosed amendments to its five-year credit facility.

AVAYA INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(dollars in millions)

Column A	Column B	Column C	Column D	Column E
	Balance at Beginning of Period	Additions Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year 2002
Allowance for doubtful accounts	$68	$53	—	$94	$27
Deferred tax asset valuation allowance	49	364	202	3	612
Year 2001
Allowance for doubtful accounts	$62	$53	$—	$47	$68
Deferred tax asset valuation allowance	49	—	—	—	49
Year 2000
Allowance for doubtful accounts	58	36	—	32	62
Deferred tax asset valuation allowance	73	—	—	24	49

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAYA INC.
By:	/s/ GARRY K MCGUIRE SR. Garry K. McGuire Sr. Chief Financial Officer and Senior Vice President, Corporate Development

August 12, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date
Principal Executive Officer:
/s/ DONALD K. PETERSON Donald K. Peterson	Chairman and Chief Executive Officer	August 12, 2003
Principal Financial Officer:
/s/ GARRY K. MCGUIRE SR. Garry K. McGuire Sr.	Chief Financial Officer and Senior Vice President, Corporate Development	August 12, 2003
Principal Accounting Officer:
/s/ AMARNATH K. PAI Amarnath K. Pai	Vice President, Finance Operations and Controller	August 12, 2003
Directors:
Bruce Bond	Director
Joseph P. Landy	Director
/s/ GARRY K. MCGUIRE SR., ATTORNEY-IN-FACT Mark Leslie	Director	August 12, 2003

/s/ GARRY K. MCGUIRE SR., ATTORNEY-IN-FACT Philip Odeen	Director	August 12, 2003
/s/ GARRY K. MCGUIRE SR., ATTORNEY-IN-FACT Daniel C. Stanzione	Director	August 12, 2003
/s/ GARRY K. MCGUIRE SR., ATTORNEY-IN-FACT Paula Stern	Director	August 12, 2003
Anthony Terracciano	Director
/s/ GARRY K. MCGUIRE SR., ATTORNEY-IN-FACT Ronald Zarrella	Director	August 12, 2003

EXHIBIT INDEX

Exhibit Number		Page Number
2	Contribution and Distribution Agreement†
3.1	Restated Certificate of Incorporation of Avaya Inc.†
3.2	Amended and Restated By-laws of Avaya Inc., as amended on July 18, 2002(4)
4.1	Specimen Common Stock certificate†
4.2	Restated Certificate of Incorporation of Avaya Inc. (incorporated by reference as Exhibit 3.1 hereto)†
4.3	Amended and Restated By-laws of Avaya Inc. (filed as Exhibit 3.2 hereto)(4)
4.4	Rights Agreement between Avaya Inc. and The Bank of New York, as Rights Agent†
4.5	Amendment No. 1 to Rights Agreement between Avaya Inc. and the Bank of New York as Rights Agent(5)
4.6	Form of Certificate of Designations of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.4 hereto)†
4.7	Form of Right Certificate (attached as Exhibit B to the Rights Agreement incorporated by reference as Exhibit 4.4 hereto)†
4.8	Preferred Stock Certificate(1)
4.9	Series A Warrant(1)
4.10	Series B Warrant(1)
4.11	Form of Indenture between Avaya Inc. and The Bank of New York, as Trustee(1)
4.12	Form of Supplemental Indenture between the Company and The Bank of New York, as Trustee, relating to the Liquid Yield Options Notes due 2021 (Zero Coupon-Senior)(3)
4.13	Series C Warrant (13)
10.22	Second Supplemental Indenture, dated as of March 28, 2002, between the Company and The Bank of New York, as Trustee(6)
10.23	Form of Global Note(6)
10.1	Contribution and Distribution Agreement (incorporated by reference as Exhibit 2 hereto)†
10.2	Interim Services and Systems Replication Agreement†
10.3	Employee Benefits Agreement†
10.4	Tax Sharing Agreement†
10.5	Avaya Inc. Short Term Incentive Plan†
10.6	Avaya Inc. 2000 Long Term Incentive Plan†
10.7	Avaya Inc. 2000 Long Term Incentive Plan Restricted Stock Unit Award Agreement†
10.8	Avaya Inc. 2000 Long Term Incentive Plan Nonstatutory Stock Option Agreement†
10.9	Avaya Inc. Deferred Compensation Plan†
10.10	Employment Agreement of Mr. Peterson, dated August 8, 1995†
10.11	Avaya Inc. Supplemental Pension Plan†
10.12	Avaya Inc. 2000 Stock Compensation Plan for Non-Employee Directors†
10.13	Trademark License Agreement†

10.14	Patent and Technology License Agreement†
10.15	Technology Assignment and Joint Ownership Agreement†
10.16	Development Project Agreement†
10.17	Preferred Stock and Warrant Purchase Agreement†
10.18	Certificate of Designations, Preferences and Rights of Series B Convertible Participating Preferred Stock of Avaya Inc. (attached as Exhibit A to the Preferred Stock and Warrant Purchase Agreement incorporated by reference as Exhibit 10.17 hereto)†
10.20	364-Day Competitive Advance and Revolving credit facility Agreement, dated as of August 28, 2001 among Avaya Inc., Citibank, N.A., as Agent, Salomon Smith Barney, as Lead Arranger, The Chase Manhattan Bank and Deutsche Bank AG New York Branch and Credit Suisse First Boston, as Co-Syndication Agents, and the Lenders party thereto(7)
10.24	Five Year Competitive Advance and Revolving credit facility Agreement, dated as of September 25, 2000 among Lucent Technologies Inc., Avaya Inc., Citibank, N.A., as Agent, Salomon Smith Barney, as Lead Arranger, Bank One, NA, The Chase Manhattan Bank and Deutsche Bank AG New York and/or Cayman Islands Branches, as Co-Syndication Agents and Co-Arrangers, Commerzbank AG, as Co-Arranger and the Lenders party thereto(8)
10.25	Letter Amendment No. 1, dated as of August 10, 2001, to the Five Year Credit Agreement by and among Avaya Inc., Citibank, N.A., As Agent and the Lenders party thereto(2)
10.26	Severance Agreement, dated as of September 1, 2001, between the Company and Donald K. Peterson(9)
10.27	Stock Purchase Agreement by and among the Company and the Warburg Entities, dated as of March 10, 2002(10)
10.28	Conversion Agreement by and among the Company and the Warburg Entities, dated as of March 10, 2002(10)
10.29	Security Agreement, dated as of March 25, 2002, among the Company, certain subsidiaries of the Company and The Bank of New York, as Collateral Trustee.(6)
10.30	Collateral Agreement, dated as of March 25, 2002, among the Company, certain subsidiaries of the Company and The Bank of New York, as Collateral Trustee.(6)
10.31	Avaya Involuntary Separation Plan for Senior Officers(11)
10.32	Amended and Restated Five Year Competitive Advance and Revolving Credit Facility Agreement, dated as of September 3, 2002 among Avaya Inc., the lenders party to the Credit Agreement and Citibank, N.A., as Agent for such lenders(12)
10.33	Backstop Agreement, by and among the Company and the Warburg Entities, dated as of December 28, 2002(13)
13	The 2002 Annual Report to Shareholders, which, except for those portions incorporated by reference, is furnished solely for the information of the Commission and is not deemed "filed."*
21	List of Subsidiaries of Avaya Inc.(14)
23	Consent of PricewaterhouseCoopers LLP*
24	Power of Attorney(14)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.*
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.*
32.1	Certification of Donald K. Peterson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Garry K. McGuire Sr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

†	Incorporated by reference from Avaya's Registration Statement on Form 10 (Reg. No. 1-15951), declared effective by the Securities and Exchange Commission on September 15, 2000.
*	Filed herewith
(1)	Incorporated by reference from Avaya's Registration Statement on Form S-3 (Reg. No. 333-57962), declared effective by the Commission on May 24, 2001.
(2)	Incorporated by reference from Avaya's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(3)	Incorporated by reference from Avaya's Registration Statement on Form 8-A dated October 30, 2001.
(4)	Incorporated by reference from Avaya's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(5)	Incorporated by reference from Avaya's Current Report on Form 8-K dated February 27, 2002.
(6)	Incorporated by reference from Avaya's Current Report on Form 8-K dated March 28, 2002.
(7)	Incorporated by reference from Avaya's Annual Report on Form 10-K for the year ended September 30, 2001.
(8)	Incorporated by reference from Avaya's Annual Report on Form 10-K for the year ended September 30, 2000.
(9)	Incorporated by referemce from Avaya's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.
(10)	Incorporated by reference from Avaya's Current Report on Form 8-K dated March 11, 2002.
(11)	Incorporated by referemce from Avaya's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(12)	Incorporated by reference from Avaya's Quarterly Report on Form 8-K dated September 4, 2002.
(13)	Incorporated by reference from Avaya's Registration Statement on Form S-4 filed on December 23, 2002.
(14)	Incorporated by reference from Avaya's Annual Report on Form 10-K for the year ended September 30, 2002, filed December 23, 2002.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
EXPLANATORY NOTE
TABLE OF CONTENTS
PART I
PART II
PART III
PART IV
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
AVAYA INC. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (dollars in millions)
SIGNATURES
EXHIBIT INDEX