Form 10-Q
period 2003-06-30
AVAYA INC
filed 2003-08-12
CIK 1116521

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-15951

AVAYA INC.

A DELAWARE CORPORATION	I.R.S. EMPLOYER NO. 22-3713430
211 Mount Airy Road Basking Ridge, New Jersey 07920 Telephone Number 908-953-6000

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        At June 30, 2003, 382,184,702 common shares were outstanding.

        This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Avaya and its subsidiaries and other companies, as indicated. Unless otherwise provided in this Quarterly Report on Form 10-Q, trademarks identified by ® and ™ are registered trademarks or trademarks, respectively, of Avaya Inc. or its subsidiaries. All other trademarks are the properties of their respective owners. Liquid Yield Option™ Notes is a trademark of Merrill Lynch & Co., Inc.

PART I

Item 1.    Financial Statements.

AVAYA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
REVENUE
Products	$614	$714	$1,842	$2,221
Services	458	505	1,378	1,583

	1,072	1,219	3,220	3,804

COSTS
Products	354	418	1,063	1,328
Services	276	320	836	972

	630	738	1,899	2,300

GROSS MARGIN	442	481	1,321	1,504

OPERATING EXPENSES
Selling, general and administrative	326	377	1,018	1,202
Business restructuring charges (reversals) and related expenses, net	7	9	(3)	103
Research and development	92	115	279	354

TOTAL OPERATING EXPENSES	425	501	1,294	1,659

OPERATING INCOME (LOSS)	17	(20)	27	(155)
Gain (loss) on long-term debt extinguishment, net	1	—	(34)	—
Other income (expense), net	16	(10)	(3)	8
Interest expense	(21)	(16)	(57)	(33)

INCOME (LOSS) BEFORE INCOME TAXES	13	(46)	(67)	(180)
Provision (benefit) for income taxes	5	(7)	87	(58)

NET INCOME (LOSS)	$8	$(39)	$(154)	$(122)

Net Income (Loss) Available to Common Stockholders:
Net income (loss)	$8	$(39)	$(154)	$(122)
Accretion of Series B preferred stock	—	—	—	(12)
Conversion charge related to Series B preferred stock	—	—	—	(125)

Net income (loss) available to common stockholders	$8	$(39)	$(154)	$(259)

Earnings (Loss) Per Common Share:
Basic and Diluted	$0.02	$(0.11)	$(0.41)	$(0.81)

See Notes to Consolidated Financial Statements.

AVAYA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)
(unaudited)

	As of June 30, 2003	As of September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$843	$597
Receivables, less allowances of $93 at June 30, 2003 and $121 at September 30, 2002	703	876
Inventory	394	467
Deferred income taxes, net	149	160
Other current assets	223	203

TOTAL CURRENT ASSETS	2,312	2,303

Property, plant and equipment, net	823	896
Deferred income taxes, net	294	372
Goodwill	146	144
Other assets	175	182

TOTAL ASSETS	$3,750	$3,897

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$346	$404
Business restructuring reserve	81	170
Payroll and benefit obligations	313	309
Deferred revenue	102	91
Other current liabilities	326	350

TOTAL CURRENT LIABILITIES	1,168	1,324

Long-term debt	993	933
Benefit obligations	1,086	1,110
Other liabilities	503	530

TOTAL NON-CURRENT LIABILITIES	2,582	2,573

Commitments and contingencies
STOCKHOLDERS' EQUITY
Series A junior participating preferred stock, par value $1.00 per share, 7.5 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 1.5 billion shares authorized, 382,830,680 and 364,752,178 issued (including 645,978 and 557,353 treasury shares) as of June 30, 2003 and September 30, 2002, respectively	4	4
Additional paid-in capital	1,785	1,693
Accumulated deficit	(1,336)	(1,182)
Accumulated other comprehensive loss	(449)	(512)
Less treasury stock at cost	(4)	(3)

TOTAL STOCKHOLDERS' EQUITY	—	—

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,750	$3,897

See Notes to Consolidated Financial Statements.

AVAYA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(unaudited)

	Nine Months Ended June 30,
	2003	2002
OPERATING ACTIVITIES:
Net loss	$(154)	$(122)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Business restructuring charges (reversal)	(17)	87
Depreciation and amortization	152	174
Provision for uncollectible receivables	9	47
Deferred income taxes	(38)	(78)
Deferred tax valuation allowance	119	—
Loss on extinguishment of debt, net	34	—
Gain on assets sold	(14)	—
Lucent securities litigation charge	25	—
Amortization of debt discount (premium) and deferred financing costs, net	15	14
Amortization of restricted stock units	22	18
Adjustments for other non-cash items, net	22	29
Changes in operating assets and liabilities:
Receivables	142	328
Inventory	72	78
Interest rate swap termination	19	—
Accounts payable	(78)	(257)
Payroll and benefits, net	(22)	(66)
Business restructuring reserve	(72)	(148)
Other assets and liabilities	(89)	(107)

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	147	(3)

INVESTING ACTIVITIES:
Capital expenditures	(43)	(96)
Proceeds from the sale of property, plant and equipment	21	5
Acquisition of business, net of cash acquired	—	(6)
Other investing activities, net	2	1

NET CASH USED FOR INVESTING ACTIVITIES	(20)	(96)

FINANCING ACTIVITIES:
Issuance of common stock	8	232
Net decrease in commercial paper	—	(432)
Issuance of long-term debt	216	895
Repayment of other long-term borrowings	(108)	—
Repayment of other short-term borrowings, net	—	(13)
Payment of issuance costs related to debt and equity offerings	(6)	(29)
Repayment of credit facility borrowing	—	(200)
Termination of accounts receivable securitization	—	(200)
Other financing activities, net	—	(1)

NET CASH PROVIDED BY FINANCING ACTIVITIES	110	252

Effect of exchange rate changes on cash and cash equivalents	9	3

Net increase in cash and cash equivalents	246	156
Cash and cash equivalents at beginning of fiscal year	597	250

Cash and cash equivalents at end of period	$843	$406

See Notes to Consolidated Financial Statements.

AVAYA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.    Background and Basis of Presentation

Background

        Avaya Inc. (the "Company" or "Avaya") provides communication systems, applications and services for enterprises, including businesses, government agencies and other organizations. The Company's product offerings include converged voice and data networks, traditional voice communication systems, customer relationship management applications, unified communications applications and structured cabling products. The Company supports its broad customer base with comprehensive global service offerings that enable customers to plan, design, implement and manage their communications networks.

Basis of Presentation

        The accompanying unaudited consolidated financial statements as of June 30, 2003 and for the three and nine months ended June 30, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission for interim financial statements, and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002. In the Company's opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated. Certain prior year amounts have been reclassified to conform to the current interim period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

2.    Recent Accounting Pronouncements

FASB Interpretation No. 45

        In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 expands on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the recognition and measurement provisions of FIN 45 beginning in the second quarter of fiscal 2003. The applicable disclosures are reflected in Note 12-Commitments and Contingencies.

EITF Issue No. 00-21

        In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements that involve the delivery or performance of multiple revenue generating activities, including the sale of products combined with initial installation, initiation, or activation services, that may occur at different points in time or over different periods of time. This consensus addresses when and, if so, how an arrangement with multiple deliverables should be divided into separate units of accounting. EITF 00-21 will apply to revenue arrangements entered into by the Company beginning in the fourth quarter of fiscal 2003. The adoption of EITF 00-21 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

SFAS 148

        In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), which amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and requires disclosure about those effects in both annual and interim financial statements.

        The Company has elected to continue to account for its stock compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost related to stock options is reflected in the Company's Statements of Operations, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company records compensation expense for the amortization of restricted stock units issued to employees. The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
	(dollars in millions, except per share amounts)
Net income (loss) available to common stockholders, as reported	$8	$(39)	$(154)	$(259)
Deduct: Total stock-based employee compensation income (expense) determined under fair value based method, net of related tax effect	(9)	(7)	46	11

Pro forma net loss available to common stockholders	$(1)	$(46)	$(108)	$(248)

Earnings (loss) per share:
Basic and Diluted-as reported	$0.02	$(0.11)	$(0.41)	$(0.81)

Basic and Diluted-pro forma	$0.00	$(0.13)	$(0.29)	$(0.78)

        The fair value of stock options used to compute pro forma net loss resulted in additional income in the nine months ended June 30, 2003 and 2002 because a substantial number of previously granted options had been forfeited/expired and the cumulative reversal of pro forma expense related to these options exceeds the pro forma expense related to the remaining outstanding options.

FASB Interpretation No. 46

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of FIN 46 and the consolidation requirements for variable interest entities created or acquired subsequent to January 31, 2003 became effective for financial statements issued by the Company beginning in the second quarter of fiscal 2003. For variable interest entities created or acquired prior to February 1, 2003, the consolidation requirements of FIN 46 become effective for the Company in the fourth quarter of fiscal 2003. The Company currently has no significant contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN 46 did not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

SFAS 149

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes are intended to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Additionally, those changes are expected to result in more consistent reporting of contracts as either derivatives or hybrid instruments. The requirements of SFAS 149 become effective for the Company for contracts entered into or modified after June 30, 2003, with the exception of Implementation Issues that have been cleared by the FASB and have been effective for fiscal quarters that began prior to June 15, 2003, and for hedging relationships designated after June 30, 2003. The provisions of this statement are applied on a prospective basis. The adoption of SFAS 149 is not expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows.

SFAS 150

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The changes are intended to result in a more complete representation of an entity's liabilities and equity and will, thereby, assist investors and creditors in assessing the amount, timing, and likelihood of potential future cash outflows and equity share issuances. This Statement also requires that certain obligations that could be settled by the issuance of equity, but lack other characteristics of equity, be reported as liabilities even though the obligation does not meet the definition of a liability. The requirements of SFAS 150 became effective for the Company for financial instruments entered into or modified after May 31, 2003, or at the beginning of the fourth quarter of fiscal 2003 for financial instruments entered into on or prior to May 31, 2003. The adoption of

SFAS 150 is not expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows.

3.    Goodwill and Intangible Assets

        The carrying value of goodwill as of June 30, 2003, by operating segment, was comprised of $118 million attributed to the Enterprise Communications Group, formerly named Converged Systems and Applications, and $28 million attributed to Small and Medium Business Solutions.

        Amortization expense for the Company's existing technology and other definite life intangible assets was $3 million and $9 million for the three months ended June 30, 2003 and 2002, and $9 million and $26 million for the nine months ended June 30, 2003 and 2002, respectively. Estimated amortization expense for the succeeding fiscal years as of June 30, 2003 is (i) $4 million for the remaining three months in fiscal 2003; (ii) $4 million in 2004; and (iii) $1 million in 2005. The net carrying value of intangible assets having definite lives was $9 million as of June 30, 2003 and is included in other assets.

4.    Comprehensive Income (Loss)

        Other comprehensive income is recorded as a component of accumulated other comprehensive loss within the Stockholders' Equity section of the Consolidated Balance Sheets and includes unrealized gains and losses excluded from the Consolidated Statements of Operations. These unrealized gains and losses for the three and nine months ended June 30, 2003 and 2002 consisted of foreign currency translation adjustments, which were not adjusted for income taxes as they primarily relate to indefinite investments in non-U.S. subsidiaries.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
	(dollars in millions)
Net income (loss)	$8	$(39)	$(154)	$(122)
Other comprehensive income:
Foreign currency translations	31	39	63	14

Total comprehensive income (loss)	$39	$—	$(91)	$(108)

5.    Supplementary Financial Information

Statements of Operations Information

Other Income (Expense), Net

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
	(dollars in millions)
Loss on foreign currency transactions	$(2)	$(12)	$(3)	$(3)
Gain on assets sold	14	—	14	—
Impairment of investment	—	—	—	(4)
Interest income	4	5	12	16
Lucent securities litigation charge	—	—	(25)	—
Other, net	—	(3)	(1)	(1)

Total other income (expense), net	$16	$(10)	$(3)	$8

Balance Sheet Information

Inventory

	As of June 30, 2003	As of September 30, 2002
	(dollars in millions)
Finished goods	$298	$347
Work in-process and raw materials	96	120

Total inventory	$394	$467

Capitalized Software Costs

        The Company's capitalized software costs, net of accumulated amortization, are included in other assets on the Consolidated Balance Sheet and amounted to $45 million and $47 million as of June 30, 2003 and September 30, 2002, respectively. Amortization expense for the Company's capitalized software costs was $6 million and $5 million for the three months ended June 30, 2003 and 2002, and $19 million and $15 million for the nine months ended June 30, 2003 and 2002, respectively.

Cash Flow Information

Non-Cash Transactions:

	Nine Months Ended June 30,
	2003	2002
	(dollars in millions)
Exchange of LYONs for common stock	$18	$—
Warrants to purchase common stock issued in LYONs Exchange Offer	5	—
Accretion of Series B preferred stock	—	12
Conversion of Series B preferred stock	—	395
Conversion charge related to Series B preferred stock	—	125
Issuance of common stock in connection with March 2002 equity transactions	—	(532)
Deferred taxes on stock options	—	4

Total non-cash transactions	$23	$4

6.    Business Restructuring Reserve

        The business restructuring reserve reflects the remaining balance associated with the Company's business restructuring charges recorded in fiscal 2000 through 2002. The following table summarizes the status of the Company's business restructuring reserve as of and for the nine months ended June 30, 2003:

	Employee Separation Costs	Lease Termination Obligations	Total Business Restructuring Reserve
	(dollars in millions)
Balance as of September 30, 2002	$68	$102	$170
Cash payments	(42)	(30)	(72)
Reversals	(15)	(2)	(17)

Balance as of June 30, 2003	$11	$70	$81

        In the second quarter of fiscal 2003, the Company recorded a reversal of $17 million primarily attributable to higher employee attrition than originally anticipated and more favorable than expected real estate lease termination costs.

        The charges for employee separation costs in fiscal 2002 were recorded in connection with the elimination of approximately 4,240 management and union-represented employee positions worldwide. This workforce reduction has been substantially completed and the remaining employees are largely expected to depart the Company by the end of fiscal 2003. The workforce reductions associated with the business restructuring activities in fiscal 2001 and 2000 have been completed. Payments on lease termination obligations are related to vacated real estate facilities and will be substantially completed by 2011.

7.    Long-Term Debt and Derivative Financial Instruments

        Long-term debt outstanding consisted of the following:

	As of June 30, 2003		As of September 30, 2002
	(dollars in millions)
LYONs convertible debt, net of discount	$325		$476
Senior Secured Notes, net of discount and premium	668	(1)	457	(2)

Total long-term debt	$993		$933

(1)
As of June 30, 2003, the Senior Secured Notes include $17 million representing the unamortized deferred gain related to the termination in December 2002 of the Company's interest rate swap agreements. Upon termination of the agreements, the Company received cash proceeds of $19 million representing a deferred gain, which is being amortized as a reduction to interest expense over the remaining term of the Senior Secured Notes.

(2)
As of September 30, 2002, the Senior Secured Notes include $22 million representing the corresponding increase of the hedged portion of the debt attributable to the interest rate swap agreements.

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

        Avaya and the Warburg Entities entered into a Backstop Agreement, as amended (the "Backstop Agreement"), which contains the terms relating to the Warburg Entities' participation in the Exchange Offer. Under the terms of the Backstop Agreement, the Company granted the Warburg Entities series C warrants described in Note 8-Stock Compensation and Other Equity Transactions, and reduced the exercise price of 5,581,101 of the 6,724,665 series A warrants held by the Warburg Entities to $0.01 per share. The Warburg Entities exercised the 5,581,101 series A warrants and converted the LYONs they acquired in the Exchange Offer into shares of the Company's common stock, each as described below.

        In January 2003, the Exchange Offer expired and an aggregate principal amount at maturity of LYONs of $84,426,000, representing approximately 8.9% of the outstanding LYONs, or approximately $43 million in accreted value, was tendered. Of these LYONs, $84,416,000 aggregate principal amount at maturity were tendered for the Mixed Consideration and $10,000 aggregate principal amount at maturity were tendered for the Cash Consideration. In exchange for the LYONs accepted in the Exchange Offer, the Warburg Entities paid an aggregate amount of approximately $18 million in cash and the Company delivered 6,500,032 shares of its common stock. The Company delivered an additional 1,588,548 shares of its common stock to the Warburg Entities upon conversion of LYONs acquired by them in the Exchange Offer.

        In the second quarter of fiscal 2003, the Company recognized in the Consolidated Statement of Operations a pre-tax charge of $36 million in loss on long-term debt extinguishment, net related to the Exchange Offer. This charge reflects a $26 million loss related to the retirement of LYONs and $10 million of expenses related to (a) series C warrants issued to the Warburg Entities; (b) common stock issued to the Warburg Entities; (c) estimated transaction costs; and (d) the unamortized deferred financing costs from the original issuance of LYONs that were retired.

        In the first quarter of fiscal 2003, the Company recorded a deferred income tax valuation allowance through a non-cash income tax charge of $83 million in the Consolidated Statement of Operations. This amount increased the deferred tax asset valuation allowance to reflect the difference between the actual and expected tax gain associated with the LYONs Exchange Offer.

        During the second and third quarters of fiscal 2003, the Company repurchased $232 million aggregate principal amount at maturity of LYONs, or $119 million in accreted value, in a series of open market transactions. The Company used a total of approximately $115 million in cash to repurchase these LYONs of which $7 million has been recorded as a component of accounts payable as of June 30, 2003 since the cash settlement occurred in July 2003. The Company recognized a pre-tax gain of approximately $1 million and $2 million, net of the write-off of deferred financing costs related to the LYONs repurchased, for the three and nine months ended June 30, 2003, respectively.

        Interest expense related to the amortization of the discount on the LYONs of $4 million and $12 million was recorded for the three and nine months ended June 30, 2003, respectively. In addition, interest expense related to the amortization of deferred financing costs on the LYONs of $1 million and $3 million was recorded for the three and nine months ended June 30, 2003, respectively.

Add-On Public Offering of Senior Secured Notes

        In May 2003, the Company sold $200 million aggregate principal amount of 11 1/8% Senior Secured Notes due April 2009 ("Senior Secured Notes"), at a price of 108% of par, resulting in net proceeds of approximately $212 million, which includes approximately $2 million in accrued interest and a $16 million premium, partially offset by $6 million of issuance costs. The issuance costs, which were recorded as deferred financing costs, and premium are being amortized to interest expense over the term of the Notes. These Notes constitute a further issuance of, and form a single series with, the 11 1/8% Senior Secured Notes due April 2009 that the Company issued in the second quarter of fiscal 2002.

        Interest on the Senior Secured Notes is payable on April 1 and October 1 of each year. The Company recorded interest expense related to the Senior Secured Notes of $15 million and $40 million for the three and nine months ended June 30, 2003, respectively. In addition, the Company recorded interest expense related to the amortization of discount, premium and deferred financing costs on the Senior Secured Notes of $1 million and $2 million for the three and nine months ended June 30, 2003, respectively.

Interest Rate Swap Agreements

        In December 2002, the Company cancelled two interest rate swap agreements under which the difference between fixed and floating rate interest amounts, calculated on a $200 million notional principal amount which correlated to a like amount of fixed rate Senior Secured Notes, was exchanged at specified intervals. The cancellation resulted in a reduction to other assets for the removal of the fair market value of the interest rate swaps and cash proceeds of $19 million representing a deferred gain, which is being recognized as a reduction to interest expense over the remaining term to maturity of the Senior Secured Notes. For the three and nine months ended June 30, 2003, the Company recognized $1 million and $2 million, respectively, as a reduction to interest expense related to this deferred gain. The unamortized balance of the deferred gain is included in long-term debt on the Consolidated Balance Sheet and amounted to $17 million as of June 30, 2003.

Credit Facility

        In April 2003, the Company and the lenders under the Company's five-year revolving credit agreement (the "Credit Facility") amended the Credit Facility to reduce the size of the facility to $250 million and amend certain covenants included in the Credit Facility. As of June 30, 2003, there were no amounts outstanding under the Credit Facility, which expires in September 2005.

        The Credit Facility contains covenants, including a requirement that the Company maintains certain financial covenants relating to a minimum amount of earnings before interest, taxes, depreciation and amortization ("EBITDA"), adjusted for certain exclusions as summarized below ("Adjusted EBITDA") and a minimum ratio of Adjusted EBITDA to interest expense. The covenants permit the Company to exclude up to a certain amount of business restructuring charges and related expenses, including asset impairment charges, from the calculation of Adjusted EBITDA. The definition of Adjusted EBITDA in the Credit Facility also excludes certain other non-cash charges. The Company is permitted to exclude from the calculation of Adjusted EBITDA in the fourth quarter of fiscal 2003, an additional $63 million in business restructuring charges and related expenses in connection with the amendments described below.

        For the four quarter period ending June 30, 2003, the Company was required to maintain a minimum Adjusted EBITDA of $190 million and a ratio of Adjusted EBITDA to interest expense of 2.50 to 1. The Company was in compliance with all required covenants as of June 30, 2003.

        The amended Credit Facility requires the Company to maintain a ratio of consolidated Adjusted EBITDA to interest expense of:

  •
  2.70 to 1 for the four quarter period ending September 30, 2003;

  •
  2.90 to 1 for the four quarter period ending December 31, 2003;

  •
  3.20 to 1 for the four quarter period ending March 31, 2004;

  •
  3.50 to 1 for the four quarter period ending June 30, 2004; and

  •
  4.00 to 1 for each four quarter period thereafter.

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

        The Company is required to maintain consolidated Adjusted EBITDA of:

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

        If the Company's Connectivity Solutions segment is sold, for purposes of these calculations, the minimum Adjusted EBITDA amounts will be reduced (i) by $15 million for the fiscal quarter in which the Company's Connectivity Solutions segment is sold, (ii) by $30 million for the fiscal quarter following the fiscal quarter referred to in (i) above, (iii) by $45 million for the fiscal quarter following the fiscal quarter referred to in (ii) above and (iv) by $60 million for each fiscal quarter thereafter.

        Prior to the amendment, the Company's Credit Facility prohibited the Company from using more than $100 million in cash to redeem or repurchase the LYONs. However, under the amended Credit Facility, this limitation may be increased, up to a maximum of $400 million, by an amount equal to 100% of the net cash proceeds of equity and debt issuances in the capital markets, including the May 2003 issuance of the Senior Secured Notes, and 50% of the net cash proceeds from the sale of the Company's Connectivity Solutions segment and its corporate aircraft. As of August 8, 2003, the Company has used approximately $156 million in cash to repurchase LYONs and, as a result of the amendments to the Credit Facility and the May 2003 public offering of Senior Secured Notes, has the ability under the amended Credit Facility to use an additional $154 million in cash to repurchase LYONs.

        The amended Credit Facility also requires the Company to maintain, as of each day in the period commencing September 30, 2004 until the later of (a) the date that the put obligation under the LYONs is satisfied and (b) the date upon which the Company delivers to the lenders under the amended Credit Facility a certificate certifying the Company's compliance with the covenants included in the amended Credit Facility for the fiscal quarter ended September 30, 2004, liquidity of not less than $300 million on a pro forma basis as if the put obligation under the LYONs had been satisfied as of such day. Holders of LYONs may require the Company to purchase all or a portion of their LYONs on October 31, 2004, 2006 and 2011 at a price per LYON of $542.95, $583.40 and $698.20, respectively. For purposes of this calculation, liquidity is defined as the sum of the unused commitments under the Company's amended Credit Facility plus domestic cash, to the extent free and clear of any liens other than liens under the collateral arrangements securing the Company's obligations to the lenders under the amended Credit Facility, less its obligations under its Senior Secured Notes and the put obligation related to the LYONs had it been satisfied as of such day.

        The Credit Facility was also amended to permit the Company to issue up to $200 million in debt provided such debt is junior to the amended Credit Facility and matures not less than 90 days after the amended Credit Facility matures in September 2005. Pursuant to this provision of the amended Credit Facility, in May 2003, the Company issued $200 million aggregate principal amount of Senior Secured Notes as described above. In addition, the Credit Facility was amended to reduce the Company's ability to incur other secured and unsecured debt, make investments, and to prohibit the Company from prepaying long-term debt other than the LYONs.

8.    Stock Compensation and Other Equity Transactions

Stock Options and Restricted Stock Units Grants

        During the nine months ended June 30, 2003, the Company granted to eligible employees approximately 13.7 million stock options at a weighted average exercise price of $3.09 per option and 5.8 million restricted stock units at a weighted average market price of $3.01 per unit.

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

        As of June 30, 2003, the Warburg Entities hold warrants to purchase the following additional shares of the Company's common stock:

Warrants	Number of Shares	Exercise Price	Expiration Date
Series A	1,143,564	$34.73	October 2, 2004
Series B	5,379,732	$34.73	October 2, 2005
Series C	7,355,824	$3.50	December 23, 2006

Total	13,879,120

AVAYA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9.    Earnings (Loss) Per Share of Common Stock

        Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by adjusting net income (loss) available to common stockholders and weighted average outstanding shares, assuming conversion of all potentially dilutive securities including stock options, restricted stock units, warrants, convertible participating preferred stock and convertible debt.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
	(dollars and shares in millions, except per share amounts)
Net income (loss) available to common stockholders	$8	$(39)	$(154)	$(259)

Shares used in computing earnings (loss) per common share:
Basic	382	362	374	318

Diluted (1)	474	362	374	318

Earnings (Loss) per common share:
Basic and Diluted	$0.02	$(0.11)	$(0.41)	$(0.81)

Securities excluded from the computation of diluted earnings (loss) per common share:
Options (2)	40	52	43	46
Restricted stock units (2)	—	—	1	—
Series B preferred stock (2)	—	—	—	38
Warrants (2)	6	12	14	12
Common shares issuable upon conversion of LYONs:
Settled in common shares (2)	—	82	175	54
Settled in cash (3)	37	—	20	—

Total	83	146	253	150

(1)
The increase in diluted shares for the period ending June 30, 2003 primarily represents the average number of shares the Company would expect to issue if it were required to purchase LYONs currently outstanding on the initial October 31, 2004 put date.

(2)
These securities have been excluded from the diluted earnings (loss) per common share calculation either because the respective exercise prices are greater than the average market value of the underlying stock, or their inclusion would have been antidilutive.

(3)
These securities have been excluded from the diluted earnings (loss) per common share calculation due to the assumption that this portion of the debt would have been settled in cash.

10.    Operating Segments

        During the third quarter of fiscal 2003, the Company changed the name of the Converged Systems and Applications segment to the Enterprise Communications Group. The Company reports its operations in four segments: (1) Enterprise Communications Group ("ECG"), (2) Small and Medium Business Solutions ("SMBS"), (3) Services and (4) Connectivity Solutions. The ECG segment is focused on large enterprises and includes converged systems products, unified communications applications and customer relationship management offerings. The SMBS segment develops, markets and sells converged and traditional voice communications products for small and mid-sized enterprises and includes all key and Internet Protocol telephony systems and applications, as well as messaging products. The Services segment offers a comprehensive portfolio of services that enable customers to plan, design, build and manage their communications networks. The Connectivity Solutions segment provides structured cabling systems and electronic cabinets to its customers.

        The segments are managed as four functional businesses and, as a result, include certain allocated costs and expenses of shared services, such as information technology, human resources, legal and finance. Costs remaining in the other unallocated category represent expenses that are not identified with the operating segments and include costs incurred to maintain vacant real estate facilities. Intersegment sales approximate fair market value and are not significant.

Reportable Segments

        Summarized financial information relating to the Company's reportable segments is shown in the following table:

	Reportable Segments				Corporate
	Enterprise Communications Group	Small and Medium Business Solutions	Services	Connectivity Solutions	Business Restructuring (Charges) Reversals and Related (Expenses), Net	Other Unallocated Amounts	Total Consolidated
	(dollars in millions)
Three Months Ended June 30, 2003
Revenue	$416	$55	$458	$143	$—	$—	$1,072
Operating income (loss)	$(13)	$(1)	$43	$3	$(7)	$(8)	$17
Three Months Ended June 30, 2002
Revenue	$492	$58	$505	$164	$—	$—	$1,219
Operating income (loss)	$(47)	$(10)	$52	$4	$(9)	$(10)	$(20)
Nine Months Ended June 30, 2003
Revenue	$1,281	$166	$1,378	$395	$—	$—	$3,220
Operating income (loss)	$(63)	$(6)	$118	$(2)	$3	$(23)	$27
Nine Months Ended June 30, 2002
Revenue	$1,602	$176	$1,583	$443	$—	$—	$3,804
Operating income (loss)	$(134)	$(19)	$194	$(65)	$(103)	$(28)	$(155)

Geographic Information

        Financial information relating to the Company's revenue by geographic area was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
	(dollars in millions)
Revenue(1)
U.S.	$811	$908	$2,378	$2,780
Non-U.S.	261	311	842	1,024

Total	$1,072	$1,219	$3,220	$3,804

(1)
Revenue is attributed to geographic areas based on the location of customers.

Concentrations

        Following the Company's sale in March 2000 of its primary distribution function for voice communications systems for small and mid-sized enterprises to Expanets, Inc. ("Expanets"), the Company agreed in May 2001 to provide a $125 million short-term secured line of credit to Expanets. The line of credit applied to certain unpaid amounts and outstanding receivables due to Avaya by Expanets and was secured by a first priority lien on Expanets' receivables and inventory. In March 2002, the Company entered into an amended Dealer Credit Agreement with Expanets and its parent company, NorthWestern Corporation ("NorthWestern") to provide for installment payments under the line of credit with the final balance due to Avaya on December 31, 2002.

        The Company had been engaged in discussions with Expanets regarding certain operating issues and customer data and billing management services related to the March 2000 sale to Expanets. Although these issues were unrelated to Expanets' and NorthWestern's obligations under the Dealer Credit Agreement, the Company, because of the importance of its relationship with Expanets and the customer base served by Expanets, agreed in December 2002 to extend the term of the final installment payment of $27 million to February 2003.

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

  •
  The Company converted $27 million owed to Avaya by Expanets under the line of credit, initially due in December 2002, to a term loan, which will be repaid in three equal installments of $9 million on January 1, April 1, and July 1, 2004. As of June 30, 2003, this note receivable is recorded as $18 million in other current assets and $9 million in other assets in the Consolidated Balance Sheet. Expanets will continue to pay interest on this amount on a monthly basis at the agreed upon annual rate of 15%.

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

        Additionally, as of June 30, 2003 the Company recorded $22 million in receivables representing trade receivables due from Expanets on recurring sales of products and maintenance services.

        In April 2003, NorthWestern announced that it expected to record charges in its December 31, 2002 financial statements related to, among other things, asset impairments and deferred tax valuation allowances related to Expanets. In addition, NorthWestern announced that it filed for an extension to file its Annual Report on Form 10-K in order to take certain actions related to identified deficiencies in internal controls. In its Annual Report on Form 10-K, NorthWestern disclosed that its independent auditors had advised its Audit Committee that these internal control deficiencies constituted reportable conditions and, collectively, a material weakness as defined in Statement of Auditing Standards No. 60. In its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, NorthWestern disclosed that the SEC is conducting an informal inquiry relating to the restatements of its financial statements and other accounting and reporting matters.

        In June 2003, Expanets entered into a $25 million credit facility with a third party financial institution. As required by the terms of the March 2003 agreements with Expanets, the Company agreed to subordinate its rights in the collateral securing the $27 million term loan from Expanets to the third party financial institution. Under the subordination agreement, the Company may not take action with regard to the collateral until Expanets' obligations under the senior credit facility are paid in full. In addition, if a payment default has occurred under the senior credit facility at the time a payment is due to the Company under the term loan, Expanets is prohibited under the subordination agreement from making such payment on the term loan until the payment default under the senior credit facility has been cured or waived in writing by the third party financial institution. If a covenant default has occurred under the senior credit facility at the time a payment is due to the Company under the term loan, Expanets is prohibited under the subordination agreement from making such payment on the term loan until the earlier of the date the covenant default under the senior credit facility has been cured or waived in writing by the third party financial institution and 180 days from the date the notice of default is delivered to the Company. The subordination agreement does not affect the Company's rights with regard to NorthWestern, including the Company's rights in the event of a default by NorthWestern under the credit agreement governing the term loan.

AVAYA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

        There can be no assurance that Expanets or NorthWestern will be able to comply with the terms of the restructured agreement. In the event Expanets or NorthWestern are unable to comply with the terms of the restructured agreement and a default occurs, the remedies available to Avaya under such agreement may be insufficient to satisfy in full all of Expanets' obligations to the Company.

11.    Related Party Transactions

        The Warburg Entities are substantial stockholders of Avaya and are considered affiliates. As of June 30, 2003, the Warburg Entities hold approximately 60 million shares of Avaya common stock, which represents approximately 15.8% of the Company's outstanding common stock, and warrants to purchase approximately 14 million additional shares of Avaya common stock.

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

        A class has been certified in the West Virginia state court matter. The certified class in the West Virginia matter includes those persons or entities that purchased, leased or financed the products in question. In addition, the court also certified as a subclass all class members who had service protection plans or other service or extended warranty contracts with Lucent in effect as of April 1, 1998, as to which Lucent failed to offer a free Year 2000-compliant solution. The Fourth Circuit Court of Appeals recently denied the defendant's attempt to have the Federal District Court in West Virginia retain jurisdiction in this matter. This matter is now in West Virginia state court. The federal court in the New York action has issued a decision and order denying class certification, dismissing all but certain fraud claims by one representative plaintiff. No class claims remain in this case at this time. The federal court in the California action has issued an opinion and order granting class certification. The class includes any entities that purchased or leased certain products on or after January 1, 1990, excluding those entities who did not have a New Jersey choice of law provision in their contracts and those who did not purchase equipment directly from defendants. The federal court in the California action has issued an order staying the action pending the outcome of the West Virginia matter. The complaints seek, among other remedies, compensatory damages, punitive damages and counsel fees in amounts that have not yet been specified. At this time, the Company cannot determine whether the outcome of these actions will have a material adverse effect on its financial position, results of operations or cash flows. These cases have required in the past, and may require in the future, expenditure of significant legal costs related to their defense.

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

        In March 2003, Lucent announced that it had entered into a $420 million settlement of all pending shareholder and related litigation. Certain cases which are the subject of the settlement are shared contingent liabilities under the Contribution and Distribution Agreement and accordingly, the Company is responsible for 10% of the liabilities attributable to those cases, including 10% of the legal costs associated with the portion of the litigation for which the Company shares liability. The amount of the Company's portion of this liability has not yet been finally determined. However, in the second quarter of fiscal 2003, the Company recorded a charge of $25 million representing the Company's estimate of its liability in this matter. Upon settlement, the amount of this liability will be adjusted to reflect the Company's actual obligation in this matter. The liability may be settled, at the Company's option, in any combination of cash and the Company's equity securities. See "Guarantees of Indebtedness-Transactions with Lucent" for a discussion of the maximum amount of the Company's liability in this matter.

Licensing Arbitration

        In March 2001, Voxem, Inc. made formal demand for alleged royalty payments which it claims the Company owes as a result of a contract between it and the Company's predecessors, initially entered into in 1995, and renewed in 1997. Voxem claims that the Company owes royalty payments for software integrated into certain of the Company's products. Voxem also alleges that the Company has breached the governing contract by not honoring a right of first refusal related to development of fax software for next generation products. In May 2003, the arbitrator awarded Voxem approximately $650,000 in total damages, including interest and certain legal costs.

Commissions Arbitration Demand

        In July 2002, Communications Development Corporation, a British Virgin Islands corporation, made formal demand for arbitration for alleged unpaid commissions in an amount in excess of $10 million, stemming from the sale of products from the Company's businesses that were formerly owned by Lucent involving the Ministry of Russian Railways. The plaintiff alleges that as a result of agreements entered into between the plaintiff and the Company, it is owed commissions on sales by the Company to the Ministry of Russian Railways on a continuing basis. The Company believes that the agreements relating to their claim have expired or do not apply to the products in question. As the sales of products continue, Communications Development Corporation may likely increase its commission demand. The claimant recently filed its arbitration demand with the American Arbitration Association.

Lucent Consumer Products Class Actions

        In several class action cases (the first of which was filed on June 24, 1996), plaintiffs claim that AT&T and Lucent engaged in fraud and deceit in continuing to lease residential telephones to consumers without adequate notice that the consumers would pay well in excess of the purchase price of a telephone by continuing to lease. The cases were removed and consolidated in federal court in Alabama, and were subsequently remanded to their respective state courts (Illinois, Alabama, New Jersey, New York and California). In July 2001, the Illinois state court certified a nationwide class of plaintiffs. The case in Illinois was scheduled for trial on August 5, 2002. Prior to commencement of trial, however, the Company was advised that the parties agreed to a settlement of the claims on a class-wide basis. The settlement was approved by the court on November 4, 2002. Claims from Class members were required to be filed on or about January 15, 2003. The amount of Avaya's portion of the liability has not yet been determined.

        Any liability incurred by Lucent in connection with these class action cases will be considered an exclusive Lucent liability under the Contribution and Distribution Agreement between Lucent and Avaya and, as a result, Avaya would be responsible for 10% of any such liability in excess of $50 million.

Environmental Matters

        The Company is subject to a wide range of governmental requirements relating to employee safety and health and to the handling and emission into the environment of various substances used in its operations. The Company is subject to certain provisions of environmental laws, particularly in the

United States, governing the cleanup of soil and groundwater contamination. Such provisions impose liability for the costs of investigating and remediating releases of hazardous materials at currently or formerly owned or operated sites. In certain circumstances, this liability may also include the cost of cleaning up historical contamination, whether or not caused by the Company. The Company is currently conducting investigation and/or cleanup of known contamination at approximately seven of its facilities either voluntarily or pursuant to government directives. None of the sites is reasonably likely to generate environmental costs that will be individually material. There are no known third parties who may be responsible for investigation and/or cleanup at these sites and therefore, for purposes of assessing the adequacy of financial reserves for these liabilities, the Company has not assumed that it will recover amounts from any third party, including under any insurance coverage or indemnification arrangement. The Company does not separately track recurring costs of managing hazardous substances and pollutants in ongoing operations, but does not believe them to be material.

        It is often difficult to estimate the future impact of environmental matters, including potential liabilities. The Company has established financial reserves to cover environmental liabilities where they are probable and reasonably estimable. Reserves for estimated losses from environmental matters are undiscounted and consist primarily of estimated remediation and monitoring costs and are, depending on the site, based primarily upon internal or third-party environmental studies and the extent of contamination and the type of required cleanup. The Company is not aware of, and has not included in reserves any provision for, any unasserted environmental claims.

        The reliability and precision of estimates of the Company's environmental costs may be affected by a variety of factors, including whether the remediation treatment will be effective, contamination sources have been accurately identified and assumptions regarding the movement of contaminants are accurate. In addition, estimates of environmental costs may be affected by changes in law and regulation, including the willingness of regulatory authorities to conclude that remediation and/or monitoring performed by the Company is adequate.

        The Company assesses the adequacy of environmental reserves on a quarterly basis. For the three and nine months ended June 30, 2003 and 2002, respectively, no amounts were charged to the Statements of Operations for environmental costs as reserves were deemed to be adequate. Expenditures for environmental for the three and nine months ended June 30, 2003 were not material to the Company's financial position, results of operations or cash flows. Payment for the environmental costs covered by the reserves may be made over a 30-year period. Although the Company believes that its current reserves are adequate to cover known environmental liabilities, due to the uncertainties described above, there can be no assurance that the actual amount of environmental liabilities will not exceed the amount of reserves for such matters or will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Product Warranties

        The Company recognizes a liability for the estimated costs that may be incurred to remedy certain deficiencies of quality or performance of Avaya products. These product warranties extend over a specified period of time generally ranging up to one year from the date of sale depending upon the product subject to the warranty. The Company accrues a provision for estimated future warranty costs based upon the historical relationship of warranty claims to sales. The Company periodically reviews the adequacy of its product warranties and adjusts, if necessary, the warranty percentage and accrued warranty reserve, which is included in other current liabilities in the Consolidated Balance Sheets, for actual experience.

        The following table reconciles the changes in the Company's product warranty reserve as of and for the nine months ended June 30, 2003:

(dollars in millions)
Balance at September 30, 2002	$40
Warranties accrued during the nine months ended June 30, 2003	43
Less actual warranty expenses incurred during the period	(43)

Balance at June 30, 2003	$40

Guarantees of Indebtedness

Irrevocable Letters of Credit and Other Arrangements

        The Company has entered into several uncommitted credit facilities totaling $44 million and other arrangements similar to irrevocable letters of credit that vary in term, of which an aggregate of $32 million in irrevocable letters of credit and other arrangements were outstanding as of June 30, 2003. Letters of credit are purchased guarantees that ensure the Company's performance or payment to third parties in accordance with specified terms and conditions.

Purchase Commitments and Termination Fees

        The Company has commitment contracts with certain suppliers in which Avaya is obligated to purchase a specified amount of inventory based on its forecasts, or pay a charge in the event the Company does not meet its designated purchase commitments. Additionally, certain agreements call for an early termination fee, obligating the Company to make a payment to the supplier. As of June 30, 2003, the maximum potential payment under these commitments was approximately $82 million, of which the Company recorded $3 million in other current liabilities and $5 million in other liabilities.

Product Financing Arrangements

        Avaya sells products to various resellers that may obtain financing from certain unaffiliated third party lending institutions.

        For the Company's U.S. product financing arrangement with resellers, in the event the lending institution repossesses the reseller's inventory of Avaya products, Avaya is obligated under certain circumstances to repurchase such inventory from the lending institution. The Company's obligation to repurchase inventory from the lending institution terminates 180 days from the date of invoicing by Avaya to the reseller. The repurchase amount is equal to the price originally paid to Avaya by the lending institution for the inventory. During the third quarter of fiscal 2003, one of the resellers that previously participated in this type of arrangement established a direct line of credit with the Company. The remaining reseller has financed inventory purchases under this agreement of approximately $35 million as of June 30, 2003. There have not been any repurchases made by Avaya since the Company entered into this agreement in March 2001. The Company has estimated the fair value of this guarantee as of June 30, 2003 and has adequately provided for this guarantee in its financial statements at June 30, 2003. The fair value of the guarantee is not significant. There can be no assurance that the Company will not be obligated to repurchase inventory under this arrangement in the future.

        For the Company's product financing arrangement with resellers outside the U.S., in the event participating resellers default on their payment obligation to the lending institution, the Company is obligated under certain circumstances to guarantee repayment to the lending institution. The repayment amount fluctuates with the level of product financing activity. The guarantee repayment amount reported to the Company from the lending institution was approximately $17 million as of June 30, 2003. Avaya reviews and sets the maximum credit limit for each reseller participating in this financing arrangement. There have not been any guarantee repayments by Avaya since the Company entered in this arrangement in October 2000. The Company has estimated the fair value of this guarantee as of June 30, 2003 and has adequately provided for this guarantee in its financial statements at June 30, 2003. The fair value of the guarantee is not significant. There can be no assurance that the Company will not be obligated to repurchase inventory under this arrangement in the future.

Credit Facility Indemnification

        In connection with its obligations under the amended Credit Facility described in Note 7-Long-Tem Debt and Derivative Financial Instruments, the Company has agreed to indemnify the third party lending institutions for costs incurred by the institutions related to changes in tax law or other legal requirements. While there have been no amounts paid to the lenders pursuant to this indemnity in the past, there can be no assurance that the Company will not be obligated to indemnify the lenders under this arrangement in the future.

Transactions with Lucent

        In connection with the Company's spin-off from Lucent in September 2000, the Company and Lucent executed and delivered the Contribution and Distribution Agreement and certain related agreements.

        Pursuant to the Contribution and Distribution Agreement, Lucent contributed to the Company substantially all of the assets, liabilities and operations associated with its enterprise networking businesses (the "Company's Businesses"). The Contribution and Distribution Agreement, among other things, provides that, in general, the Company will indemnify Lucent for all liabilities including certain pre-Distribution tax obligations of Lucent relating to the Company's Businesses and all contingent liabilities primarily relating to the Company's Businesses or otherwise assigned to the Company. In addition, the Contribution and Distribution Agreement provides that certain contingent liabilities not allocated to one of the parties will be shared by Lucent and the Company in prescribed percentages. The Contribution and Distribution Agreement also provides that each party will share specified portions of contingent liabilities based upon agreed percentages related to the business of the other party that exceed $50 million. In the second quarter of fiscal 2003, the Company recorded a charge of $25 million representing its estimate of the amount of its liability associated with the settlement by Lucent of the securities litigation described previously. The Company cannot at this time determine the maximum amount of its liability for this matter, however, because it is not responsible for all of the cases which are the subject of Lucent's $420 million settlement. The maximum amount of the Company's liability will be less than $42 million, or 10% of the total Lucent settlement. The Company is unable to determine the maximum potential amount of other future payments, if any, that it could be required to make under this agreement.

        In addition, if the separation from Lucent fails to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code because of an acquisition of the Company's stock or assets, or some other actions of the Company, then the Company will be solely liable for any resulting corporate taxes.

13.    Subsequent Events

Repurchases of LYONs

        In July and August 2003, the Company repurchased $78 million aggregate principal amount at maturity of LYONs, or $41 million in accreted value, in a series of open market transactions. The Company used a total of approximately $41 million in cash to repurchase these LYONs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following section should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this Quarterly Report on Form 10-Q.

        Our accompanying unaudited consolidated financial statements as of June 30, 2003 and for the three and nine months ended June 30, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission for interim financial statements, and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2002. In our opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated. Certain prior year amounts have been reclassified to conform to the current interim period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

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

        The risks and uncertainties referred to above include, but are not limited to:

  •
  price and product competition;

  •
  rapid technological development;

  •
  dependence on new product development;

  •
  the mix of our products and services;

  •
  customer demand for our products and services;

  •
  risks related to inventory, including warranty costs, obsolescence charges, excess capacity and material and labor costs;

  •
  the ability to successfully integrate acquired companies;

  •
  the ability to attract and retain qualified employees;

  •
  control of costs and expenses;

  •
  the ability to form and implement alliances;

  •
  the ability to implement in a timely manner our restructuring plan;

  •
  the economic, political and other risks associated with international sales and operations;

  •
  U.S. and non-U.S. government regulation;

  •
  general industry and market conditions; and

  •
  growth rates and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations.

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

Risks Related To Our Revenue and Business Strategy

        Our revenue has declined significantly during the past several years and if business capital spending, particularly for enterprise communications products, applications and services, does not improve or deteriorates, our revenue may continue to decline and our operating results may be adversely affected.

        Our revenue for the quarter ended June 30, 2003 was $1,072 million, a decrease of 12.1%, or $147 million, from $1,219 million for the quarter ended June 30, 2002, and a sequential decrease of 0.8%, or $9 million, from $1,081 million for the quarter ended March 31, 2003, and an increase of 0.5%, or $5 million, from $1,067 million for the quarter ended December 31, 2002.

        Our operating results are significantly affected by the impact of economic conditions on the willingness of enterprises to make capital investments, particularly in enterprise communications technology and related services. Although general economic conditions have shown some signs of improvement recently, we have seen a continued decline in spending on enterprise communications technology and services by our customers. We believe that enterprises continue to be concerned about their ability to increase revenue and thereby increase their profitability. Accordingly, they have tried to maintain or improve profitability through cost reduction and reduced capital spending. Because we do not believe that enterprise communications spending will improve significantly in the near term, we expect continued pressure on our ability to generate revenue.

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

        Our traditional enterprise voice communications systems and the advanced communications products and applications described above are a part of our Enterprise Communications Group and Small and Medium Business Solutions segments. If we are unsuccessful in implementing our strategy, the contribution to our results from these segments may decline, reducing our overall operating results and thereby requiring a greater need for external capital resources. In addition, our Services segment may be adversely affected to the extent that Services revenue are related to sales of these products and applications.

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

  •
  research and develop more converged voice and data products and products and applications using communications media other than voice traffic, which has historically been our core area of expertise;

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

        If we do not successfully implement this change in focus, our operating results may be adversely affected. However, even if we successfully address these challenges, our operating results may still be adversely affected if the market opportunity for advanced communications products and applications, including converged voice and data network products, does not develop in the ways that we anticipate. Because this market opportunity is in its early stages, we cannot predict whether:

  •
  the demand for advanced communications products and applications, including converged voice and data products, will grow as fast as we anticipate;

  •
  new technologies will cause the market to evolve in a manner different than we expect; or

  •
  we will be able to obtain a leadership or profitable position as this opportunity develops.

Risks Related To Our Liquidity And Capital Resources

  We may not have adequate or cost-effective liquidity or capital resources.

        Our cash needs include making payments on and refinancing our indebtedness and funding working capital, capital expenditures, strategic acquisitions, business restructuring charges and related expenses, employee benefit obligations and for general corporate purposes. Our ability to satisfy our cash needs depends on our ability to generate cash from operations and access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, including the risks described in this Form 10-Q.

        Our ability to generate cash from operations is affected by the terms of our credit agreement, the indenture governing our Liquid Yield Option™ Notes due 2021, or LYONs, and the indenture governing our 11 1/8% Senior Secured Notes due April 2009, or senior secured notes. These instruments impose, and any future indebtedness may impose, various restrictions and covenants, including financial covenants, that may limit our ability to respond to market conditions, provide for unanticipated capital investments, make strategic acquisitions or take advantage of business opportunities.

        If we do not generate sufficient cash from operations, we will need to access the financial markets. External financing may not be available to us on acceptable terms or at all. Under the terms of any external financing, we may incur higher than expected financing expenses, and become subject to additional restrictions and covenants. In addition, our ability to obtain external financing is affected by the terms of our debt agreements. Our existing debt agreements include covenants that limit our ability to incur additional indebtedness. In addition, our credit agreement requires us to comply with certain financial covenants. In February 2002, September 2002 and April 2003, we amended our credit agreement in order to ensure our compliance with the financial covenants. If we are unable to comply with our financial covenants and cannot amend or waive those covenants, an event of default under our credit agreement would occur. If a default occurs, the lenders under our credit agreement could accelerate the maturity of our debt obligations and terminate their commitments to lend to us. If such a default occurs when our debt obligations under the credit agreement exceed $100 million, our debt obligations in respect of the LYONs and the senior secured notes could be accelerated. Currently there are no funds drawn under our credit agreement.

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

        Our substantial amount of debt could limit our ability to obtain additional financing, limit our ability to react to changes in business conditions and require us to divert financial resources from investments in our business to servicing our debt.

        We have a substantial amount of debt. At June 30, 2003, we had approximately $993 million of debt outstanding on a consolidated basis and $250 million available under our credit agreement.

        Our substantial amount of debt and other obligations could have important consequences to you. For example, it could:

  •
  increase our vulnerability to general adverse economic and industry conditions;

  •
  limit our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other general corporate requirements;

  •
  increase our vulnerability to interest rate fluctuations because our credit agreement provides for interest at variable rates;

  •
  require us to dedicate a substantial portion of our cash flow from operations to payments on our debt and other obligations thereby reducing the availability of our cash flow from operations for other purposes;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

  •
  place us at a competitive disadvantage compared to our competitors that have less debt.

        The agreements governing our debt limit, but do not prohibit, us from incurring additional debt, and we may incur a significant amount of additional debt in the future. If new debt is added to our current debt levels, these related risks could increase.

        Our ability to make scheduled payments on or to refinance our debt and other obligations will depend on our financial and operating performance, which, in turn, is subject to prevailing economic conditions and to certain financial, business and other factors beyond our control. If our cash flow and capital resources are insufficient to fund our debt service and other obligations, we may be forced to reduce or delay scheduled expansion plans and capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. We cannot assure you that our operating performance, cash flow and capital resources will be sufficient to pay our debt obligations when they become due. In the event that we are required to dispose of material assets or operations or restructure our debt or other obligations, we cannot assure you as to the terms of any such transactions or how soon any such transaction could be completed.

        The value of the assets in our pension plans has decreased significantly and, as a result, we will likely incur additional expense and funding obligations that may have an adverse effect on our financial position, results of operations and cash flows.

        The decline in the global equity markets and interest rates over the past few years has resulted in a decrease in the value of the assets and an increase in the value of the obligation in our pension plans. As a result, the value of the assets in our pension plans is currently less than the obligations they are intended to fund. This decline may adversely affect our related accounting results in future periods through higher pension expense, additional minimum liabilities with corresponding reductions in stockholders' equity, and increased cash funding requirements.

        The indices we use to select a discount rate for measuring the value of our pension obligations at year-end have declined during the year. Therefore, we may be required to record an additional minimum liability with a corresponding reduction to stockholders' equity as of September 30, 2003. Currently, a 25 basis point decline in the discount rate will generate an increase in our accumulated benefit obligation of approximately $80 million.

        In compliance with ERISA/IRS requirements, we have made cash contributions of $7 million to fund our pension obligations during the first nine months of fiscal 2003. We are required to fund an additional $35 million to the plans in the fourth quarter of fiscal 2003. We estimate that for fiscal 2004, we will be required to fund approximately $44 million to our pension plans.

        One of our largest dealers may not be able to satisfy in full its obligations to us under a short-term line of credit.

        As of December 31, 2002, $27 million was due to us under a short-term line of credit we provided to Expanets Inc., currently one of our largest dealers. At that time, we were engaged in discussions with Expanets regarding operational issues related to the March 2000 sale of our primary distribution function for voice communications systems for small and mid-sized enterprises to Expanets. Although these issues were unrelated to the obligations of Expanets and its parent company, NorthWestern Corporation, under the credit agreement, because of the importance to us of our relationship with Expanets and the customer base served by Expanets, in December 2002, we agreed to extend the term of the final installment payment of $27 million to February 2003.

        In March 2003, we entered into a restructured agreement with Expanets and NorthWestern regarding the operational issues. In exchange for a general release of liability from Expanets related to the operational issues, we agreed, among other things, to extend the payment term of the remaining balance under the credit agreement. The amended credit facility provides that the $27 million will be repaid in three equal $9 million installments on January 1, 2004, April 1, 2004 and July 1, 2004.

        Outstanding amounts under the line of credit are secured by Expanets' accounts receivable and inventory. In addition, NorthWestern has effectively guaranteed Expanets' obligations under the credit agreement. A default by NorthWestern of its guarantee obligations under the credit agreement would constitute a default under Expanets' dealer agreement with Avaya, resulting in a termination of certain non-competition provisions contained in the dealer agreement and permitting us to sell products to certain of Expanets' customers.

        In April 2003, NorthWestern announced that it expected to record charges in its December 31, 2002 financial statements related to, among other things, asset impairments and deferred tax valuation allowances related to Expanets. In addition, NorthWestern announced that it filed for an extension to file its Annual Report on Form 10-K in order to take certain actions related to identified deficiencies in internal controls. In its Annual Report on Form 10-K, NorthWestern disclosed that its independent auditors had advised its Audit Committee that these internal control deficiencies constituted reportable conditions and, collectively, a material weakness as defined in Statement on Auditing Standards No. 60. In its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, NorthWestern disclosed that the SEC is conducting an informal inquiry relating to the restatements of its financial statements and other accounting and reporting matters.

        In June 2003, Expanets entered into a $25 million credit facility with a third party financial institution. As required by the terms of the March 2003 agreements with Expanets, we agreed to subordinate our rights in the collateral securing the $27 million term loan from Expanets to the third party financial institution. Under the subordination agreement, we may not take action with regard to the collateral until Expanets' obligations under the senior credit facility are paid in full. In addition, if a payment default has occurred under the senior credit facility at the time a payment is due to us under the term loan, Expanets is prohibited under the subordination agreement from making such payment on the term loan until the payment default under the senior credit facility has been cured or waived in writing by the third party financial institution. If a covenant default has occurred under the senior credit facility at the time a payment is due to us under the term loan, Expanets is prohibited under the subordination agreement from making such payment on the term loan until the earlier of the date the covenant default under the senior credit facility has been cured or waived in writing by the third party financial institution and 180 days from the date the notice of default is delivered to us. The subordination agreement does not affect our rights with regard to NorthWestern, including our rights in the event of a default by NorthWestern under the credit agreement governing the term loan.

        There can be no assurance that Expanets or NorthWestern will be able to comply with the terms of the credit facility. In the event Expanets or NorthWestern are unable to comply with the terms of the credit facility and a default occurs, the remedies available to Avaya under such agreement may be insufficient to satisfy in full all of Expanets' obligations to Avaya.

Risks Related To Our Operating Results

        Disruption of, or changes in the mix of, our product distribution model or customer base could affect our revenue and gross margin.

        If we fail to manage distribution of our products and services properly, or if our distributors' financial condition or operations weaken, our revenue and gross margin could be adversely affected. Furthermore, a change in the mix of direct sales and indirect sales could adversely affect our revenue and gross margin.

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

        For example, during fiscal 2002 our effective tax rate was adversely affected by an unfavorable geographic distribution of earnings and losses and we recorded an increase in our net deferred tax assets valuation allowance of $364 million. If the geographic distribution of our earnings and losses continues to be unfavorable in the future, our effective tax rate could be adversely affected. In addition, in the first quarter of fiscal 2003, we recorded a deferred income tax valuation allowance through a non-cash income tax charge of $83 million to reflect the difference between the actual and expected tax gain associated with our December 2002 exchange offer for a portion of the LYONs. Based on our assessment of our deferred tax assets, we determined, based on certain available tax planning strategies, that $443 million of our deferred tax assets as of June 30, 2003 will more likely than not be realized in the future and no valuation allowance is currently required for this portion of our deferred tax assets. Should we determine in the future that it is no longer more likely than not that these assets will be realized, we will be required to record an additional valuation allowance in connection with these deferred tax assets and our operating results would be adversely affected in the period such determination is made.

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

        We depend on contract manufacturers to produce most of our products and if these manufacturer are unable to fill our orders on a timely and reliable basis, we will likely be unable to deliver our products to meet customer orders or satisfy their requirements.

        We have outsourced all of the manufacturing operations related to our Enterprise Communications Group and Small and Medium Business Solutions segments. Substantially all of these operations have been outsourced to Celestica Inc. Our ability to realize the intended benefits of our manufacturing outsourcing initiative will depend on the willingness and ability of Celestica and other contract manufacturers to produce our products. We may experience significant disruption to our operations by outsourcing so much of our manufacturing. If Celestica or the other contract manufacturers terminate their relationships with us or are unable to fill our orders on a timely basis, we may be unable to deliver our products to meet our customers' orders, which could delay or decrease our revenue or otherwise have an adverse effect on our operations.

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

        See "Legal Proceedings" in this quarterly report on Form 10-Q for a description of certain matters involving Lucent for which we have assumed responsibility under the contribution and distribution agreement and a description of other matters for which we may be obligated to indemnify, or share the cost with, Lucent. In March 2003, Lucent announced that it had entered into a $420 million settlement of all pending shareholder and related litigation described under "Lucent Securities Litigation" in the "Legal Proceedings" section of this quarterly report on Form 10-Q. Certain cases which are the subject of the settlement are shared contingent liabilities under the contribution and distribution agreement and accordingly, we are responsible for 10% of the liabilities attributable to those cases, including 10% of the legal costs associated with the portion of the litigation for which we share liability. The amount of our portion of this liability has not yet been finally determined, however, in the second quarter of fiscal of 2003, we recorded a charge of $25 million, representing our estimate of our liability in this matter. Upon settlement, the amount of the liability will be adjusted to reflect our actual obligation in this matter.

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

        If our separation from Lucent does not qualify for tax-free treatment, we could be required to pay Lucent or the Internal Revenue Service a substantial amount of money.

        Lucent has received a private letter ruling from the Internal Revenue Service stating, based on certain assumptions and representations, that our separation from Lucent would not be taxable to Lucent. Nevertheless, Lucent could incur significant tax liability if our separation from Lucent did not qualify for tax-free treatment because any of those assumptions or representations were not correct.

        Although any U.S. federal income taxes imposed in connection with our separation from Lucent generally would be imposed on Lucent, we could be liable for all or a portion of any taxes owed for the reasons described below. First, as part of our separation from Lucent, we and Lucent entered into a tax sharing agreement. This agreement generally allocates between Lucent and us the taxes and liabilities relating to the failure of our separation from Lucent to be tax-free. Under the tax sharing agreement, if our separation from Lucent fails to qualify as a tax-free distribution to Lucent under Section 355 of the Internal Revenue Code because of an issuance or an acquisition of our stock or an acquisition of our assets, or some other actions of ours, then we will be solely liable for any resulting taxes to Lucent.

        Second, aside from the tax sharing agreement, under U.S. federal income tax laws, we and Lucent are jointly and severally liable for Lucent's U.S. federal income taxes resulting from our separation from Lucent being taxable. This means that even if we do not have to indemnify Lucent under the tax sharing agreement, we may still be liable to the Internal Revenue Service for all or part of these taxes if Lucent fails to pay them. These liabilities of Lucent could arise from actions taken by Lucent over which we have no control, including an issuance or acquisition of stock (or acquisition of assets) of Lucent.

Overview

        We are a leading provider of communications systems, applications and services for enterprises, including businesses, government agencies and other organizations. Our product offerings include converged voice and data networks, traditional voice communication systems, customer relationship management applications, unified communications applications and structured cabling products. We support our broad customer base with comprehensive global service offerings that enable our customers to plan, design, implement and manage their communications networks. We believe our global service organization is an important consideration for customers purchasing our products and is a source of significant revenue for us, primarily from maintenance contracts.

        We offer a broad array of communications systems, applications and services that enable enterprises to communicate with their customers, suppliers, partners and employees through voice, Web, electronic mail, facsimile, Web chat sessions and other forms of communication, across an array of devices. These devices include telephones, computers, cell phones and personal digital assistants. Our broad portfolio of products includes:

  •
  products we have developed internally,

  •
  products we have obtained through acquisitions,

  •
  products manufactured by third parties which we resell,

  •
  products and software provided to us by third parties as components of our offerings, and

  •
  products we have developed through strategic alliances with other technology leaders.

        Our products range from systems designed for multinational enterprises with multiple locations worldwide, thousands of employees and advanced communications requirements to systems designed for businesses with less than ten employees.

        Although our revenue has remained relatively stable over the past two fiscal quarters, it has declined significantly during the past several years. Revenue for the fiscal years ended September 30, 2000, 2001 and 2002 was $7,732 million, $6,793 million and $4,956 million, respectively, and revenue for the nine months ended June 30, 2003 was $3,220 million. The decline in revenue is attributable to, among other things, declines in the market for our traditional business, enterprise voice communications products, and the effect of general economic conditions on our customers' willingness to spend on enterprise communications technology during the last several years. The decline in revenue has contributed to our net losses for the fiscal years ended September 30, 2000, 2001 and 2002 of $375 million, $352 million and $666 million, respectively, and our net loss for the nine months ended June 30, 2003 of $154 million. The decline in revenue has also contributed to our large accumulated deficit, which was $1,336 million as of June 30, 2003. We continue to remain focused on our strategy to become increasingly more profitable by strengthening our financial position and focusing on sustainable cost and expense reduction through business restructuring and other initiatives in order to right-size our business to adapt to current market conditions.

Collective Bargaining Agreements

        We recently reached agreement on new collective bargaining agreements with the Communications Workers of America and the International Brotherhood of Electrical Workers, which have been ratified by the union membership and will be retroactive to June 1, 2003.

Business Restructuring Reserve

        The business restructuring reserve reflects the remaining balance associated with our business restructuring charges recorded in fiscal 2000 through 2002. The following table summarizes the status of our business restructuring reserve as of and for the nine months ended June 30, 2003:

	Employee Separation Costs	Lease Termination Obligations	Total Business Restructuring Reserve
	(dollars in millions)
Balance as of September 30, 2002	$68	$102	$170
Cash payments	(42)	(30)	(72)
Reversals	(15)	(2)	(17)

Balance as of June 30, 2003	$11	$70	$81

        In the second quarter of fiscal 2003, we recorded a reversal of $17 million primarily attributable to higher employee attrition than originally anticipated and more favorable than expected real estate lease termination costs.

        The charges for employee separation costs in fiscal 2002 were recorded in connection with the elimination of approximately 4,240 management and union-represented employee positions worldwide. This workforce reduction has been substantially completed and the remaining employees are largely expected to depart by the end of fiscal 2003. The workforce reductions associated with the business restructuring activities in fiscal 2001 and 2000 have been completed. Payments on lease termination obligations are related to vacated real estate facilities and will be substantially completed by 2011.

Results of Operations

        The following table sets forth certain line items from our Consolidated Statements of Operations as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Revenue	100.0%	100.0%	100.0%	100.0%
Costs	58.8	60.5	59.0	60.5

Gross margin	41.2	39.5	41.0	39.5

Operating expenses:
Selling, general and administrative	30.4	31.0	31.6	31.6
Business restructuring charges (reversals) and related expenses, net	0.6	0.7	(0.1)	2.7
Research and development	8.6	9.4	8.7	9.3

Total operating expenses	39.6	41.1	40.2	43.6

Operating income (loss)	1.6	(1.6)	0.8	(4.1)
Gain (loss) on long-term debt extinguishment, net	0.1	—	(1.0)	—
Other income (expense), net	1.5	(0.9)	(0.1)	0.3
Interest expense	(2.0)	(1.3)	(1.8)	(0.9)
Provision (benefit) for income taxes	0.5	(0.6)	2.7	(1.5)

Net income (loss)	0.7%	(3.2)%	(4.8)%	(3.2)%

Three Months Ended June 30, 2003 Compared To Three Months Ended June 30, 2002

Revenue

        The following table presents our U.S. and non-U.S. revenue:

	Three Months Ended June 30,		Change
	2003	2002	$	%
	(dollars in millions)
U.S revenue	$811	$908	$(97)	(10.7)%
Non-U.S. revenue	261	311	(50)	(16.1)

Total	$1,072	$1,219	$(147)	(12.1)%

        Revenue decreased 12.1%, or $147 million, to $1,072 million for the third quarter of fiscal 2003 from $1,219 million for the same period in fiscal 2002, due to decreases within the global marketplace and across all of our operating segments. The weak economy coupled with the downturn in the industry resulted in significant reductions in capital investments by enterprises of information technology and communications products and services. However, during the first three quarters of fiscal 2003, revenue has somewhat stabilized and remained within a narrow range. The trends underlying this stabilization of revenue can be attributed to our products and services that support the market for converged communications products. Specifically, revenue from the sale of our IP hardware and software products have increased throughout fiscal 2003, which has mitigated the decline in sales of our traditional voice systems.

        Costs and Gross Margin—Total costs decreased 14.6%, or $108 million, to $630 million in the third quarter of fiscal 2003 from $738 million in the same quarter of fiscal 2002. Gross margin percentage increased for our product and services offerings in the third quarter of fiscal 2003 to 41.2% as compared with 39.5% in the same period of fiscal 2002. Gross margin on products increased to 42.3% in the third quarter of fiscal 2003 from 41.5% in the same quarter last year. Similarly, Services' gross margin increased to 39.7% from 36.6% when comparing the same periods. Our ECG and Services segments were the significant contributors to our gross margin. Although gross margin percentage deteriorated in our ECG segment due to pricing pressures and a higher mix of indirect sales partially mitigated by benefits realized from our outsourcing agreement with Celestica Inc., it increased in each of our SMBS, Services and Connectivity Solutions segments when comparing the third quarter of fiscal 2003 to the same period in fiscal 2002. The overall improvement is attributable to a favorable product mix, the impact of our continuing cost reductions and restructuring activities, and improved utilization of our variable technician workforce. Because sales within the U.S., including both direct and indirect channels, typically have higher margins than sales made internationally, the decline in U.S. sales adversely impacted all segments.

        See "Results of Operations by Segment" for a discussion of segment revenue and operating income (loss).

        Selling, General and Administrative—Selling, general and administrative expenses decreased by 13.5%, or $51 million, to $326 million in the third quarter of fiscal 2003 from $377 million in the third quarter of fiscal 2002. The decrease was primarily due to savings associated with our business restructuring initiatives, including a reduction of $13 million of IT expenses, $7 million in reduced salary and other employee related expenses as a result of lower staffing levels, and a $3 million decrease in rental expense in connection with terminated real estate lease obligations. The reduction in IT expenses also reflects a favorable renegotiated agreement for the outsourcing of certain IT functions and lower networking costs. In addition, the decline in SG&A was due to a reduction in marketing and promotional costs of $11 million. The prior year period included costs related to our sponsorship of the Federation International Football Association (FIFA) World Cup. A $6 million decrease in our provision for uncollectible receivables was attributable primarily to the implementation of billing and collections process improvements. Furthermore, we had a reduction in our current year's depreciation and amortization expense of $6 million as a result of the write-down of the carrying value of intangible assets recorded in the fourth quarter of fiscal 2002. These reductions in SG&A were partially offset by an $8 million increase in incentive compensation expense related to performance bonuses.

        Business Restructuring Charges (Reversals) and Related Expenses, Net—Business restructuring related expenses of $7 million in the third quarter of fiscal 2003 represent expenses associated with the fourth quarter of fiscal 2002 business restructuring initiative, primarily related to information technology transition expenditures.

        Business restructuring charges and related expenses of $9 million in the third quarter of fiscal 2002 relate to $6 million for incremental period costs, including relocation and consolidation costs and computer transition expenditures, and a $3 million asset impairment.

        Research and Development—Research and development expenses decreased 20.0%, or $23 million, to $92 million in the third quarter of fiscal 2003 from $115 million in the third quarter of fiscal 2002. As a percentage of total revenue, our investment in R&D represented 8.6% in the third quarter of fiscal 2003 versus 9.4% in the same period of fiscal 2002. This decline was attributed mainly to lower staffing levels. Investments in R&D have been focused on the high growth areas of our business while spending on our more mature product lines has decreased.

        Gain (Loss) on Long-Term Debt Extinguishment, Net—During the third quarter of fiscal 2003, we recognized a gain of $1 million, net of the write-off of deferred financing costs, as the result of the repurchase of LYONs in a series of open market transactions. The LYONs repurchased had an accreted value of $112 million, or an aggregate principal amount at maturity of $218 million.

        Other Income (Expense), Net—Other income (expense), net in the third quarter of fiscal 2003 improved by $26 million to $16 million of income from $10 million of expense in the third quarter of fiscal 2002. Other income in the third quarter of fiscal 2003 includes a $14 million gain on the sale of assets. In addition, we recognized a $2 million loss in the current quarter related to foreign currency transactions while the third quarter of fiscal 2002 includes $12 million of such loss.

        Interest Expense—Interest expense increased by $5 million to $21 million in the third quarter of fiscal 2003 from $16 million in the third quarter of fiscal 2002 primarily due to interest expense associated with our add-on public offering, during the third quarter of fiscal 2003, to our 11 1/8% Senior Secured Notes due April 1, 2009. The third quarter of fiscal 2003 includes $15 million of interest expense on our senior secured notes that were issued during the second quarter of fiscal 2002 and third quarter of fiscal 2003, $6 million of amortization of debt discount, premium and deferred financing costs related primarily to our LYONs issued during the first quarter of fiscal 2002, and $1 million of interest expense related to commitment fees on our credit facility. Interest expense was partially offset by $1 million of income related to the amortization of a gain resulting from the termination of interest rate swaps in December 2002.

        Interest expense for the third quarter of fiscal 2002 included $12 million of interest expense on our senior secured notes, and $6 million of amortization of both debt discount and deferred financing costs related primarily to our LYONs. Interest expense was partially offset by $2 million of income related to the hedging of the senior secured notes with our interest rate swaps.

        Provision (Benefit) for Income Taxes—In the third quarter of fiscal 2003, we recorded a provision for income taxes of $5 million as compared with a benefit of $7 million for the same period of fiscal 2002. For the three months ended June 30, 2003, the $5 million income tax provision included a $6 million provision for state and foreign income taxes, a $1 million provision for other adjustments and a $2 million benefit related to a favorable audit settlement.

        For the three months ended June 30, 2002, the tax benefit of $7 million included a favorable benefit relating to an audit settlement and the favorable impact of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" in the beginning of fiscal 2002.

Nine Months Ended June 30, 2003 Compared To Nine Months Ended June 30, 2002

Revenue

        The following table presents our U.S. and non-U.S. revenue:

	Nine Months Ended June 30,		Change
	2003	2002	$	%
	(dollars in millions)
U.S revenue	$2,378	$2,780	$(402)	(14.5)%
Non-U.S. revenue	842	1,024	(182)	(17.8)

Total	$3,220	$3,804	$(584)	(15.4)%

        Revenue decreased 15.4%, or $584 million, to $3,220 million for the nine months ended June 30, 2003 from $3,804 million for the same period in fiscal 2002, due to decreases both in the U.S. and international regions as well as across all of our operating segments. The decline in revenue is the result of a prolonged economic and industry downturn, which has led to a reduction in capital spending by enterprises in IT and communications products and services. During the nine month period ended June 30, 2003, we have experienced a stabilization of revenue which we attribute to the effect of somewhat improved economic conditions on our customers' willingness to invest in converged communications. Specifically, revenue from the sale of our IP hardware and software products have increased throughout fiscal 2003, which has mitigated the decline in sales of our traditional voice systems.

        Costs and Gross Margin—Total costs decreased 17.4%, or $401 million, to $1,899 million in the nine month period ended June 30, 2003 from $2,300 million in the same period of fiscal 2002. Gross margin percentage increased for products and services in the first three quarters of fiscal 2003 to 41.0% as compared with 39.5% in the same period of fiscal 2002. Gross margin increased in our product offerings to 42.3% in the nine months ended June 30, 2003 from 40.2% in the same period last year. Similarly, Services' gross margin increased to 39.3% from 38.6% when comparing the same periods. Our ECG and Services segments represented the significant contributors to our gross margin. Although gross margin deteriorated in our ECG segment due to increased discounting and a higher mix of indirect sales partially offset by benefits realized from our outsourcing agreement with Celestica Inc., it increased in each of our SMBS, Services and Connectivity Solutions segments due to favorable product mix, the impact of our continuing cost reductions and restructuring activities, and improved utilization of our variable technician workforce. Because sales within the U.S., including both direct and indirect channels, typically have higher margins than sales made internationally, the decline in U.S. sales adversely impacted all segments.

        See "Results of Operations by Segment" for a discussion of segment revenue and operating income (loss).

        Selling, General and Administrative—For the nine months ended June 30, 2003, selling, general and administrative expenses decreased by 15.3%, or $184 million, to $1,018 million from $1,202 million in the first three quarters of fiscal 2002. The decrease was primarily due to savings associated with our business restructuring initiatives, including a reduction of $64 million in salary and other employee related expenses as a result of lower staffing levels, $27 million in reduced IT expenses and a $9 million decrease in rental expense in connection with terminated real estate lease obligations. The reduction in IT expenses also reflects a favorable renegotiated agreement for the outsourcing of certain IT functions and lower networking costs. In addition, our provision for uncollectible receivables decreased by $38 million due to a change in the methodology used to calculate bad debt expense that was effective in the third quarter of fiscal 2002. The decrease in our provision for uncollectible receivables also reflects the implementation of billing and collections process improvements. Furthermore, we had a reduction of our current year's depreciation and amortization expense of $20 million, primarily as a result of the write-down of the carrying value of intangible assets recorded in the fourth quarter of fiscal 2002. These decreases in SG&A were partially offset by a $22 million increase in incentive compensation expense related to performance bonuses.

        Business Restructuring Charges (Reversals) and Related Expenses, Net—For the nine months ended June 30, 2003, $3 million of business restructuring reversals, net of related expenses include a second quarter reversal of $17 million of business restructuring liabilities established in prior periods, partially offset by $14 million of expenses associated with our fourth quarter of fiscal 2002 business restructuring initiative that primarily relate to information technology transition expenditures. The $17 million reversal was attributable primarily to higher employee attrition than originally anticipated and more favorable than expected real estate lease termination costs.

        Business restructuring charges and related expenses of $103 million in the first three quarters of fiscal 2002 included an $84 million restructuring charge related to headcount reductions associated with our efforts to improve our business performance, and $16 million of incremental period costs, including relocation and consolidation costs and computer transition expenditures, and $3 million for an asset impairment.

        Research and Development—Research and development expenses decreased 21.2%, or $75 million, to $279 million for the nine months ended June 30, 2003 from $354 million in the same period of fiscal 2002. As a percentage of total revenue, our investment in R&D represented 8.7% in the first three quarters of fiscal 2003 versus 9.3% in the same period of fiscal 2002. This decline was attributed mainly to lower staffing levels. Investments in R&D have been focused on the high growth areas of our business while spending on our more mature product lines has decreased.

        Gain (Loss) on Long-Term Debt Extinguishment, Net—During the nine months ended June 30, 2003, we incurred a $34 million net loss as a result of the extinguishment of a portion of our LYONs. In January 2003, we incurred a $36 million loss resulting from the exchange of LYONs having an accreted value of $43 million, or an aggregate principal amount at maturity of $84 million. This loss was partially offset by a $2 million gain, net of the write-off of deferred financing costs, recognized as the result of the repurchase of LYONs in a series of open market transactions during the second and third quarter of fiscal 2003. The LYONs repurchased had an accreted value of $119 million, or an aggregate principal amount at maturity of $232 million.

        Other Income (Expense), Net—Other income (expense), net for the nine months ended June 30, 2003 worsened by $11 million to $3 million of expense from $8 million of income in the same period of fiscal 2002. This change was attributable primarily to a $25 million charge recorded in the second quarter of fiscal 2003, which represents an estimate of the amount of our liability related to a litigation settlement, which is discussed in "Legal Proceedings-Lucent Securities Litigation." This charge was partially offset by other income of $14 million related to a gain on the sale of assets. Also included in other income was $3 million of foreign currency transaction loss for each of the nine month periods ended June 30, 2003 and 2002. Interest income of $12 million decreased by $4 million from $16 million in the prior year period primarily due to a lower outstanding balance on a term loan, formerly a line of credit, extended to Expanets, Inc. The prior year period also included a $4 million impairment of an investment accounted for under the cost method whereas there was no such charge incurred for the current year period.

        Interest Expense—Interest expense increased by $24 million to $57 million for the nine months ended June 30, 2003 from $33 million for the same period of fiscal 2002. Interest expense for the nine months ended June 30, 2003 includes $40 million of interest expense on our senior secured notes that were issued during the second quarter of fiscal 2002 and third quarter of fiscal 2003, $17 million of amortization of debt discount, premium and deferred financing costs related primarily to our LYONs which were issued during the latter part of the first quarter of fiscal 2002, and $2 million of interest expense related to commitment fees on our credit facility. Interest expense for the nine months ended June 30, 2003 was partially offset by $2 million of income related to the amortization of a gain resulting from the termination of interest rate swaps in December 2002.

        Interest expense for the first three quarters of fiscal 2002 included $13 million of interest expense on our senior secured notes, $8 million for interest on commercial paper and other short-term borrowings, and $14 million of amortization of both debt discount and deferred financing costs related primarily to our LYONs. Interest expense was partially offset by $2 million of income related to the hedging of the senior secured notes with our interest rate swaps.

        Provision (Benefit) for Income Taxes—We recorded a provision for income taxes of $87 million for the nine months ended June 30, 2003, as compared with an income tax benefit of $58 million for the same period of fiscal 2002. For the nine months ended June 30, 2003, the $87 million provision included an $83 million provision to increase the deferred tax asset valuation allowance, a $17 million provision for state and foreign income taxes, a $1 million provision for other adjustments, a $4 million benefit related to a favorable audit settlement and a $10 million benefit related to the extinguishment in January 2003 of a portion of our LYONs. The $83 million provision for the increase in the deferred tax asset valuation allowance reflects the difference between the actual and expected tax gain associated with the LYONs Exchange Offer.

        For the nine months ended June 30, 2002, the tax benefit of $58 million included a favorable benefit relating to an audit settlement and the favorable impact of the adoption of SFAS 142 in the beginning of fiscal 2002.

Results of Operations by Segment

Operating Segments

        During the third quarter of fiscal 2003, we changed the name of our Converged Systems and Applications segment to the Enterprise Communications Group. We manage our operations in four segments: (1) Enterprise Communications Group, or ECG, (2) Small and Medium Business Solutions, or SMBS, (3) Services and (4) Connectivity Solutions. The ECG segment is focused on large enterprises and includes converged systems products, unified communications applications and customer relationship management offerings. The SMBS segment develops, markets and sells converged and traditional voice communications products for small and mid-sized enterprises and includes all key and Internet Protocol telephony systems and applications, as well as messaging products. The Services segment offers a comprehensive portfolio of services to enable customers to plan, design, build and manage their communications networks. The Connectivity Solutions segment provides structured cabling systems and electronic cabinets to its customers. Corporate consists of other expenses that are not identified with the operating segments such as business restructuring charges and related expenses, costs incurred to maintain vacant real estate facilities. During the fourth quarter of fiscal 2003, we will reclassify our Professional Services Organization, or PSO, which is currently included in our ECG segment, to our Services segment. PSO's revenue for fiscal 2002 was $111 million.

Three Months Ended June 30, 2003 Compared To Three Months Ended June 30, 2002

	Three Months Ended June 30,
	Revenue		Operating Income (Loss)
	2003	2002	2003	2002
Enterprise Communications Group	$416	$492	$(13)	$(47)
Small and Medium Business Solutions	55	58	(1)	(10)
Services	458	505	43	52
Connectivity Solutions	143	164	3	4

Total Operating Segments	1,072	1,219	32	(1)
Business restructuring (charges) reversals and related (expenses), net	—	—	(7)	(9)
Other unallocated amounts	—	—	(8)	(10)

Total	$1,072	$1,219	$17	$(20)

ECG

	Three Months Ended June 30,		Change
	2003	2002	$	%
	(dollars in millions)
U.S revenue	$281	$320	$(39)	(12.2)%
Non-U.S. revenue	135	172	(37)	(21.5)

Total ECG revenue	$416	$492	$(76)	(15.4)%

Percent of consolidated revenue	38.8%	40.4%

Operating loss	$(13)	$(47)	$34	72.3%

        ECG's revenue, which represented 38.8% and 40.4% of our total revenue in the third quarter of fiscal 2003 and 2002, respectively, decreased by $76 million, or 15.4%, from the same period in fiscal 2002 due primarily to declines of $64 million in converged systems, $12 million in unified communications applications, and $4 million in customer relationship management, partially offset by an increase of $4 million in other related revenue. ECG generated 67.5% of its revenue within the U.S. in the third quarter of fiscal 2003, as compared with 65.0%, in the same period of fiscal 2002. The reduction in this segment's revenue was due primarily to the lack of capital spending by our customers. A decrease in sales volumes coupled with competitive pricing pressures have also contributed to the revenue decline. Demand for our products has been inhibited, in part, by cautiousness among our customers in transitioning to IP-based voice systems while at the same time avoiding further spending on traditional voice communications systems. However, revenue from the sale of IP hardware and software have increased throughout fiscal 2003, which has mitigated the decline in sales of traditional voice systems. IP hardware and software include mainly the gateways, servers, Multivantage software and IP phones that comprise our suite of IP offerings. Sales through our indirect channel increased slightly to 49.7% of total ECG revenue in the third quarter of fiscal 2003, from 49.6% in the same period of fiscal 2002.

        Despite the decrease in revenue, ECG's operating loss for the third quarter of fiscal 2003 improved by $34 million as compared with the same period in fiscal 2002. This improvement was attributable to declines in SG&A and R&D expenses due primarily to savings associated with our business restructuring initiatives, including reduced headcount. Additionally, SG&A decreased due to targeted reductions in advertising and marketing. R&D expenses also declined due to the shift away from spending on mature product lines and focusing investments primarily on high growth areas of our business. These reductions were partially offset by a decline in gross margin percentage. This decline was primarily due to increased discounts resulting from pricing pressures and a higher mix of indirect sales. The decline in the gross margin percentage was partially mitigated by efficiencies gained in our manufacturing process through our outsourcing agreement with Celestica.

SMBS

	Three Months Ended June 30,		Change
	2003	2002	$	%
	(dollars in millions)
U.S. revenue	$38	$40	$(2)	(5.0)%
Non-U.S. revenue	17	18	(1)	(5.6)

Total SMBS revenue	$55	$58	$(3)	(5.2)%

Percent of consolidated revenue	5.1%	4.7%

Operating loss	$(1)	$(10)	$9	90.0%

        SMBS' revenue represented 5.1% and 4.7% of our total revenue in the third quarter of fiscal 2003 and 2002, respectively. Although revenue in this segment declined overall by $3 million from the third quarter of fiscal 2002, the reduction was mitigated by the impact of the introduction in the second quarter of fiscal 2002 of IP Office, our IP telephony offering for small and mid-sized enterprises. Revenue from IP Office represented 26% of total SMBS' revenue in the third quarter of fiscal 2003 compared to less than 15% in the prior year period. Sales from our SMBS segment were generated almost entirely through our indirect channel.

        SMBS' operating loss for the third quarter of fiscal 2003 improved by $9 million compared with the same period in fiscal 2002. This was due primarily to savings associated with the development of a more cost effective support organization within the SMBS segment. Furthermore, gross margin percentage increased primarily due to a favorable product mix, which included an increase in sales of IP Office.

Services

	Three Months Ended June 30,		Change
	2003	2002	$	%
	(dollars in millions)
U.S. revenue	$405	$447	$(42)	(9.4)%
Non-U.S. revenue	53	58	(5)	(8.6)

Total Services revenue	$458	$505	$(47)	(9.3)%

Percent of consolidated revenue	42.7%	41.4%

Operating income	$43	$52	$(9)	(17.3)%

        Services' revenue, which represented 42.7% and 41.4% of our total revenue in the third quarter of fiscal 2003 and 2002, respectively, decreased by $47 million of which $42 million occurred within the U.S. This decline was largely due to a decline in maintenance contract renewals caused by the softened economy and customer cost cutting initiatives. In addition, we saw a decline in our maintenance services billed on a time and materials basis due also to customer cost reduction initiatives. Lower discretionary spending resulted in reduced demand for equipment adds, moves and changes. Lower product sales in our ECG segment resulted in fewer installations of communication networks. Outsourcing, which is part of our contract-based revenue, declined due to lower product volume under contract as well as reduced pricing on renewal contracts. Services revenue generated through our direct channel represented 84.8% of this segment's revenue for the third quarter of fiscal 2003 as compared with 83.9% for the same period of fiscal 2002.

        Services' operating income for the third quarter of fiscal 2003 decreased by $9 million compared with the same period in fiscal 2002 driven primarily by revenue erosion. This decrease was partially offset by an improvement in gross margin percentage resulting from headcount reductions associated with business restructuring activities and improved utilization of our variable technician workforce. R&D expenses increased primarily from investments in the development of service diagnostic tools. Additionally, a small increase in SG&A expenses was primarily due to the creation of a dedicated sales organization in the first quarter of fiscal 2003.

Connectivity Solutions

	Three Months Ended June 30,		Change
	2003	2002	$	%
	(dollars in millions)
U.S. revenue	$87	$101	$(14)	(13.9)%
Non-U.S. revenue	56	63	(7)	(11.1)

Total Connectivity Solutions revenue	$143	$164	$(21)	(12.8)%

Percent of consolidated revenue	13.4%	13.5%

Operating income	$3	$4	$(1)	(25.0)%

        Connectivity Solutions' revenue, which represented 13.4% and 13.5% of our total revenue in the third quarter of fiscal 2003 and 2002, respectively, decreased by $21 million due to declines of $16 million in sales of ExchangeMAX® cabling for telecommunications services providers and $9 million in sales related to electronic cabinets, a services provider offering, due to a continued constraint on the capital budgets of telecommunications services providers. Revenue generated from our SYSTIMAX® structured cabling systems for enterprises increased by $4 million for the same period and represented $120 million, or 83.9%, and $116 million, or 70.7%, of Connectivity Solutions' total revenue in the third quarter of fiscal 2003 and 2002, respectively. This increase was a result of our strategy implemented at the beginning of the market recession to reduce standard pricing, product redesign, vendor cost support and redeployment of market resources. Sales through our indirect channel increased to 89.0% of Connectivity Solutions' revenue in the third quarter of fiscal 2003 from 82.9% in the same period of fiscal 2002.

        Connectivity Solutions' operating income for the third quarter of fiscal 2003 decreased by $1 million compared with the same period in fiscal 2002. Gross margin percentage improved overall due primarily to reduced headcount and lower production costs of SYSTIMAX cabling as a result of efficiencies gained from capital expenditures made during fiscal 2002 that focused on automation of processes. Additionally, cost savings related to purchased materials were generated by leveraging the segment's growing market share with vendors.

Nine Months Ended June 30, 2003 Compared To Nine Months Ended June 30, 2002

	Nine Months Ended June 30,
	Revenue		Operating Income (Loss)
	2003	2002	2003	2002
Enterprise Communications Group	$1,281	$1,602	$(63)	$(134)
Small and Medium Business Solutions	166	176	(6)	(19)
Services	1,378	1,583	118	194
Connectivity Solutions	395	443	(2)	(65)

Total Operating Segments	3,220	3,804	47	(24)
Business restructuring (charges) reversals and related (expenses), net	—	—	3	(103)
Other unallocated amounts	—	—	(23)	(28)

Total	$3,220	$3,804	$27	$(155)

ECG

	Nine Months Ended June 30,		Change
	2003	2002	$	%
	(dollars in millions)
U.S revenue	$835	$1,014	$(179)	(17.7)%
Non-U.S. revenue	446	588	(142)	(24.1)

Total ECG revenue	$1,281	$1,602	$(321)	(20.0)%

Percent of consolidated revenue	39.8%	42.1%

Operating loss	$(63)	$(134)	$71	53.0%

        ECG's revenue represented 39.8% and 42.1% of our total revenue for the nine months ended June 30, 2003 and 2002, respectively. ECG's revenue declined by $321 million, or 20.0%, as compared with the same period in fiscal 2002 primarily due to declines of $254 million in converged systems, $41 million in unified communications applications, and $38 million in customer relationship management, partially offset by an increase of $12 million in other related revenue. ECG generated $835 million, or 65.2%, of its revenue within the U.S. in the first three quarters of fiscal 2003, as compared with $1,014 million, or 63.3%, in the same period of fiscal 2002. The reduction in this segment's revenue was attributable primarily to the restraint on capital spending by our customers, which resulted in lower sales volumes and an increase in discounting. This decline was mitigated by an increase in sales of IP hardware and software throughout fiscal 2003 which has offset the reduction in revenue from our traditional voice communications systems. Sales through our indirect channel increased to 49.1% of total ECG revenue in the first three quarters of fiscal 2003, from 46.5% in the same period of fiscal 2002.

        ECG's operating loss for the first three quarters of fiscal 2003 improved by $71 million compared with the same period in fiscal 2002. This improvement was primarily due to declines in SG&A and R&D expenses resulting from savings associated with our business restructuring initiatives. Furthermore, SG&A decreased due to targeted reductions in advertising and marketing. R&D expenses declined due to the shift away from spending on mature product lines and the focus of investments primarily on high growth areas of our business. These reductions were partially offset by a decline in gross margin percentage primarily due to higher discounts and a greater mix of indirect sales, partially offset by benefits realized from our outsourcing agreement with Celestica.

SMBS

	Nine Months Ended June 30,		Change
	2003	2002	$	%
	(dollars in millions)
U.S revenue	$105	$111	$(6)	(5.4)%
Non-U.S. revenue	61	65	(4)	(6.2)

Total SMBS revenue	$166	$176	$(10)	(5.7)%

Percent of consolidated revenue	5.2%	4.7%

Operating loss	$(6)	$(19)	$13	68.4%

        SMBS' revenue represented 5.2% and 4.7% of our total revenue in the nine months ended June 30, 2003 and 2002, respectively. Although SMBS' revenue declined from the nine months period ended June 30, 2002, the reduction was partially mitigated by the impact of the introduction in the second quarter of fiscal 2002 of IP Office, our IP telephony offering for small and mid-sized enterprises. Revenue from IP Office represented 24% of total SMBS' revenue in the first three quarters of fiscal 2003 while such revenue in the prior year period totaled 7%. Sales from our SMBS segment were generated almost entirely through our indirect channel.

        SMBS' operating loss for the nine months ended June 30, 2003 improved by $13 million as compared with the same period in fiscal 2002. This improvement in operating loss was primarily associated with the development of a more cost effective support organization within the SMBS segment. Additionally, gross margin percentage increased primarily due to a favorable product mix, which included an increase in sales of IP Office.

Services

	Nine Months Ended June 30,		Change
	2003	2002	$	%
	(dollars in millions)
U.S revenue	$1,217	$1,394	$(177)	(12.7)%
Non-U.S. revenue	161	189	(28)	(14.8)

Total Services revenue	$1,378	$1,583	$(205)	(13.0)%

Percent of consolidated revenue	42.8%	41.6%

Operating income	$118	$194	$(76)	(39.2)%

        Revenue from our Service segment represented 42.8% and 41.6% of our total revenue for the nine months ended June 30, 2003 and 2002, respectively. Services' revenue for the first three quarters of fiscal 2003 decreased as compared to the same period in fiscal 2002 primarily due to the decline in maintenance contract renewals resulting from the weakened economy and customer cost cutting initiatives. The decline also reflects the full effect in the first nine months of fiscal 2003 of the loss of a major services contract in our Europe/Middle East/Africa region in the second quarter of fiscal 2002 and the renegotiation of a maintenance contract with a major distributor in March 2002, which extended the term of the agreement but lowered the monthly revenue. Outsourcing, which is part of our contract-based revenue, declined due to fewer renewals and pricing pressures compounded by a decline resulting from customer consolidation of call centers and fewer active ports. In addition, we saw a decline in our maintenance services billed on a time and materials basis, and continued reductions in capital expenditures and lower discretionary spending resulted in lower demand for equipment adds, moves and changes. Lower product sales in our ECG segment resulted in fewer installations of communication networks. Services revenue generated through our direct channel represented 84.4% of this segment's revenue for the first three quarters of fiscal 2003 as compared with 82.9% for the same period of fiscal 2002.

        Services' operating income for the first three quarters of fiscal 2003 decreased by $76 million compared with the same period in fiscal 2002 driven primarily by revenue erosion. This decrease was partially offset by an improvement in gross margin percentage resulting from a more efficient use of our variable technician workforce and business restructuring activities which included reduced employee related costs. R&D expenses increased primarily from investments in the development of service diagnostic tools. SG&A expenses also increased, although to a lesser extent, due to the creation of a dedicated sales organization in the first quarter of fiscal 2003.

Connectivity Solutions

	Nine Months Ended June 30,		Change
	2003	2002	$	%
	(dollars in millions)
U.S revenue	$221	$261	$(40)	(15.3)%
Non-U.S. revenue	174	182	(8)	(4.4)

Total Connectivity Solutions revenue	$395	$443	$(48)	(10.8)%

Percent of consolidated revenue	12.2%	11.6%

Operating income	$(2)	$(65)	$63	96.9%

        Connectivity Solutions' revenue, which represented 12.2% and 11.6% of our total revenue for the nine month period ended June 30, 2003, and 2002, respectively, decreased by $48 million due to declines of $32 million in sales of ExchangeMAX® cabling for telecommunications services providers and $24 million in sales related to electronic cabinets, a services provider offering, due to a lack of capital spending by telecommunications services providers. These declines were partially offset by an $8 million increase in revenue generated from our SYSTIMAX® structured cabling systems for enterprises. SYSTIMAX revenue represented $322 million, or 81.5%, of Connectivity Solutions' total revenue in the nine month period ended June 30, 2003 as compared with $314 million, or 70.9%, in the same period of fiscal 2002. This increase is a result of our strategy implemented at the beginning of the market recession to reduce standard pricing, product redesign, vendor cost support and redeployment of market resources. Sales through our indirect channel increased to 86.6% of Connectivity Solutions' revenue in the first three quarters of fiscal 2003 from 77.7% in the same period of fiscal 2002.

        Despite the decline in revenue, Connectivity Solutions' operating loss for the first three quarters of fiscal 2003 improved by $63 million from the same period in fiscal 2002 due primarily to an increase in gross margin percentage. This improvement is attributable to several factors including reduced headcount, lower material costs and lower production costs of SYSTIMAX cabling as a result of efficiencies gained from capital expenditures made during fiscal 2002 that focused on automation of processes.

Liquidity and Capital Resources

Statement of Cash Flows Discussion

        Avaya's cash and cash equivalents increased to $843 million at June 30, 2003 from $597 million at September 30, 2002. The $246 million increase resulted primarily from an increase in net cash provided by operating and financing activities of $147 million and $110 million, respectively, partially offset by $20 million of cash used for investing activities. For the nine months ended June 30, 2002, cash and cash equivalents increased $156 million provided primarily from financing activities partially offset by uses of cash for operating and investing activities.

Operating Activities

        Our net cash provided by operating activities of $147 million for the nine months ended June 30, 2003 increased substantially from the same period in fiscal 2002 in which we reported net cash used for operating activities of $3 million. In the first three quarters of fiscal 2003, net cash provided by operating activities was comprised of a net loss of $154 million adjusted for non-cash items of $329 million and net cash used for changes in operating assets and liabilities of $28 million. Included in the non-cash items are $398 million of charges that increased our net loss, but did not result in the usage of cash, which consisted mainly of depreciation and amortization, an increase in our deferred tax asset valuation, the loss on the extinguishment of a portion of our LYONs, and a charge for our estimated liability related to the Lucent Technologies Inc. securities litigation. Also included in such non-cash items are $69 million of amounts that generated net income, but did not provide cash from operations including an increase in our deferred tax assets, a reversal of certain business restructuring reserves and a gain on assets sold. Net cash provided by operating assets and liabilities was attributed mainly to receipts of cash on amounts due from our customers and a decrease in our inventory balance. In addition, we received $19 million of cash as a result of the termination of interest rate swap agreements. These increases in cash were partially offset by payments made for accounts payable and other short-term liabilities, business restructuring activities, and interest on our senior secured notes.

        In the first quarter of fiscal 2003, we changed the way in which we calculate days sales outstanding from the two-point method to the one-point method, which represents the industry standard. The one-point method uses accounts receivable outstanding at the end of a reporting period, whereas the two-point method uses an average of accounts receivable outstanding at the beginning and at the end of a reporting period. Under the one-point method, our days sales outstanding in accounts receivable for the third quarter of fiscal 2003 was 59 days versus 60 days for the second quarter of fiscal 2003. The improvement in our days sales outstanding is attributable primarily to the implementation of process improvements whereby we have simplified our billing process and strengthened our collections of accounts receivable.

        In the second quarter of fiscal 2003, we also changed the way in which we calculate days sales of inventory on-hand from the two-point method to the one-point method in order to be consistent with the other metrics we use to assess operational performance. The one-point method uses the inventory balance at the end of a reporting period, whereas the two-point method uses an average inventory amount based on such balances at the beginning and at the end of a reporting period. Under the one-point method, days sales of inventory on-hand for the third quarter of fiscal 2003 was 56 days versus 59 days for the second quarter of fiscal 2003.

        In the first three quarters of fiscal 2002, net cash used for operating activities of $3 million was comprised of a net loss of $122 million adjusted for non-cash items of $291 million, and net cash used for changes in operating assets and liabilities of $172 million. Included in the non-cash items are $369 million of charges that increased our net loss, but did not result in the usage of cash. These charges consisted mainly of depreciation and amortization, business restructuring charges and a provision for uncollectible receivables. Also included in such non-cash items is a $78 million increase in our deferred tax asset that generated net income, but did not provide cash. Net cash used for operating assets and liabilities was attributed primarily to cash payments made on our accounts payable and other short term liabilities, business restructuring activities, and payroll related liabilities. These usages of cash were partially offset by receipts of cash on amounts due from our customers and a decrease in our inventory balance.

Investing Activities

        Our net cash used for investing activities was $20 million for the nine months ended June 30, 2003 compared with $96 million for the same period in fiscal 2002. The usage of cash in both periods resulted primarily from capital expenditures. For the first three quarters of fiscal 2003, capital expenditure related primarily to the implementation of a Company-wide enterprise resource planning system. For the same period in fiscal 2002, capital expenditures were largely made for the renovation of our corporate headquarters facility, purchase of a corporate aircraft as a result of the termination of an aircraft sale-leaseback agreement, and upgrades to our information technology systems. The reduction in capital expenditures in the first three quarters of fiscal 2003 as compared with the same period in fiscal 2002 was due to a continuing effort to limit spending as a result of declines in our revenue. During the third quarter of fiscal 2003, we received $13 million for the sale of land and $7 million for the sale of a building and equipment.

Financing Activities

        Net cash provided by financing activities was $110 million in the first three quarters of fiscal 2003 compared with $252 million for the same period in fiscal 2002. Cash flows from financing activities for the nine months ended June 30, 2003 were mainly attributed to the issuance and retirement of long-term debt and the issuance of $8 million of common stock primarily through our employee stock purchase plan. We received gross proceeds of $216 million from the issuance of senior secured notes in May 2003. The receipt of cash for this debt offering was partially offset by the payment of $6 million of issuance costs. In addition, we made cash payments of $108 million related to the repurchase of LYONs during the second and third quarters of fiscal 2003.

        Net cash provided by financing activities for the nine months ended June 30, 2002 of $252 million was mainly due to the issuance of LYONs and senior secured notes, which provided gross proceeds of $460 million and $435 million, respectively. In addition, we received cash proceeds of $232 million from the issuance of our common stock, related to (i) the sale of 19.55 million shares of our common stock for $5.90 per share in a public offering resulting in gross proceeds of approximately $115 million, (ii) an equity transaction entered into with the Warburg Entities which resulted in gross proceeds of $100 million, and (iii) purchases under our employee stock purchase plan. These receipts were partially offset by $29 million in cash used to pay costs related to the issuance of these debt and equity offerings. In addition, we made net payments of $432 million for the retirement of commercial paper and $200 million for the repayment of an amount drawn on our five-year credit facility in September 2001. In connection with our election to terminate our accounts receivable securitization in March 2002, $200 million of collections of qualified trade accounts receivable were used to liquidate the financial institution's $200 million investment.

Expanets Arrangements

        Following the sale in March 2000 of our primary distribution function for voice communications systems for small and mid-sized enterprises to Expanets, Inc., we agreed in May 2001 to provide a $125 million short-term secured line of credit to Expanets. The line of credit applied to certain unpaid amounts and outstanding receivables due to Avaya by Expanets and was secured by a first priority lien on Expanets' receivables and inventory. In March 2002, we entered into an amended Dealer Credit

Agreement with Expanets and its parent company, NorthWestern Corporation to provide for installment payments under the line of credit with the final balance due to us on December 31, 2002.

        We had been engaged in discussions with Expanets regarding certain operating issues and customer data and billing management services related to the March 2000 sale to Expanets. Although these issues were unrelated to Expanets' and NorthWestern's obligations under the Dealer Credit Agreement, we, because of the importance to us of our relationship with Expanets and the customer base served by Expanets, agreed in December 2002 to extend the term of the final installment payment of $27 million to February 2003.

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

  •
  We converted the $27 million owed to us by Expanets under the line of credit, initially due in December 2002, to a term loan, which will be repaid in three equal installments of $9 million on January 1, April 1, and July 1, 2004. As of June 30, 2003, this note receivable is recorded as $18 million in other current assets and $9 million in other assets in the Consolidated Balance Sheet. Expanets will continue to pay interest on this amount on a monthly basis at the agreed upon annual rate of 15%.

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

        Additionally, as of June 30, 2003 we have recorded $22 million in receivables representing trade receivables due from Expanets on recurring sales of products and maintenance services.

        In April 2003, NorthWestern announced that it expected to record charges in its December 31, 2002 financial statements related to, among other things, asset impairments and deferred tax valuation allowances related to Expanets. In addition, NorthWestern announced that it filed for an extension to file its Annual Report on Form 10-K in order to take certain actions related to identified deficiencies in internal controls. In its Annual Report on Form 10-K, NorthWestern disclosed that its independent auditors had advised its Audit Committee that these internal control deficiencies constituted reportable conditions and, collectively, a material weakness as defined in Statement of Auditing Standards No. 60. In its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, NorthWestern disclosed that the SEC is conducting an informal inquiry relating the restatements of its financial statements and other accounting and reporting matters.

        In June 2003, Expanets entered into a $25 million credit facility with a third party financial institution. As required by the terms of the March 2003 agreements with Expanets, we agreed to subordinate our rights in the collateral securing the $27 million term loan from Expanets to the third party financial institution. Under the subordination agreement, we may not take action with regard to the collateral until Expanets' obligations under the senior credit facility are paid in full. In addition, if a payment default has occurred under the senior credit facility at the time a payment is due to us under the term loan, Expanets is prohibited under the subordination agreement from making such payment on the term loan until the payment default under the senior credit facility has been cured or waived in writing by the third party financial institution. If a covenant default has occurred under the senior credit facility at the time a payment is due to us under the term loan, Expanets is prohibited under the subordination agreement from making such payment on the term loan until the earlier of the date the covenant default under the senior credit facility has been cured or waived in writing by the third party financial institution and 180 days from the date the notice of default is delivered to us. The subordination agreement does not affect our rights with regard to NorthWestern, including our rights in the event of a default by NorthWestern under the credit agreement governing the term loan.

        There can be no assurance that Expanets or NorthWestern will be able to comply with the terms of the restructured agreement. In the event Expanets or NorthWestern are unable to comply with the terms of the restructured agreement and a default occurs, the remedies available to us under such agreement may be insufficient to satisfy in full all of Expanets' obligations to us.

Debt Ratings

        Our ability to obtain external financing and the related cost of borrowing is affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. During the first quarter of fiscal 2003, Moody's downgraded our long-term debt ratings. In May 2003, Standard & Poor's lowered our corporate credit rating to B+ and changed the outlook on each of our long-term senior unsecured debt, senior secured notes and corporate credit from negative to stable. The debt ratings and outlook assigned to us as of June 30, 2003 were as follows:

As of June 30, 2003
	Debt Ratings	Outlook
Moody's:
Long-term senior unsecured debt	B3	Negative
Senior secured notes	B2	Stable
Standard & Poor's:
Long-term senior unsecured debt	B	Stable
Senior secured notes	B+	Stable
Corporate credit	B+	Stable

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

Credit Facility

        In April 2003, we and the lenders under our five-year revolving credit agreement amended the credit facility to reduce the size of the facility to $250 million and amend certain covenants included in the credit facility. As of June 30, 2003, there were no amounts outstanding under the credit facility, which expires in September 2005.

        The credit facility contains covenants, including a requirement that we maintain certain financial covenants relating to a minimum amount of earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for certain exclusions as summarized below, or adjusted EBITDA, and a minimum ratio of adjusted EBITDA to interest expense. The covenants permit us to exclude up to a certain amount of business restructuring charges and related expenses, including asset impairment charges, from the calculation of adjusted EBITDA. The definition of adjusted EBITDA in the credit facility also excludes certain other non-cash charges. We are permitted to exclude from the calculation of adjusted EBITDA in the fourth quarter of fiscal 2003, an additional $63 million in business restructuring charges and related expenses in connection with the amendments described below.

        For the four quarter period ending June 30, 2003, we were required to maintain a minimum adjusted EBITDA of $190 million and a ratio of adjusted EBITDA to interest expense of 2.50 to 1. We were in compliance with all required covenants as of June 30, 2003.

        The amended credit facility requires us to maintain a ratio of consolidated adjusted EBITDA to interest expense of:

  •
  2.70 to 1 for the four quarter period ending September 30, 2003;

  •
  2.90 to 1 for the four quarter period ending December 31, 2003;

  •
  3.20 to 1 for the four quarter period ending March 31, 2004;

  •
  3.50 to 1 for the four quarter period ending June 30, 2004; and

  •
  4.00 to 1 for each four quarter period thereafter.

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

        We are required to maintain consolidated adjusted EBITDA of:

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

        If our Connectivity Solutions Segment is sold, for purposes of these calculations, the minimum adjusted EBITDA amounts will be reduced (i) by $15 million for the fiscal quarter in which our Connectivity Solutions segment is sold, (ii) by $30 million for the fiscal quarter following the fiscal quarter referred to in (i) above, (iii) by $45 million for the fiscal quarter following the fiscal quarter referred to in (ii) above and (iv) by $60 million for each fiscal quarter thereafter.

        While we believe we will be able to continue to meet these financial covenants, our revenue has been declining and any further decline in revenue may affect our ability to meet these financial covenants in the future.

        Prior to the amendment, our credit facility prohibited us from using more than $100 million in cash to redeem or repurchase the LYONs. However, under the amended credit facility, this limitation may be increased, up to a maximum of $400 million, by an amount equal to 100% of the net cash proceeds of equity and debt issuances in the capital markets, including the May 2003 issuance of the senior secured notes described below, and 50% of the net cash proceeds from the sale of our Connectivity Solutions segment and our corporate aircraft. As of August 8, 2003, we have used approximately $156 million in cash to repurchase LYONs and, as a result of the amendments to the credit facility and the May 2003 public offering of senior secured notes, have the ability under the amended credit facility to use an additional $154 million in cash to repurchase LYONs.

        The amended credit facility also requires us to maintain, as of each day in the period commencing September 30, 2004 until the later of (a) the date that the put obligation under the LYONs is satisfied and (b) the date upon which we deliver to the lenders under the amended credit facility a certificate certifying our compliance with the covenants included in the amended credit facility for the fiscal quarter ended September 30, 2004, liquidity of not less than $300 million on a pro forma basis as if the put obligation under the LYONs had been satisfied as of such day. Holders of LYONs may require us to purchase all or a portion of their LYONs on October 31, 2004, 2006 and 2011 at a price per LYON of $542.95, $583.40 and $698.20, respectively. For purposes of this calculation, liquidity is defined as the sum of the unused commitments under our amended credit facility plus domestic cash, to the extent free and clear of any liens other than liens under the collateral arrangements securing our obligations to the lenders under the amended credit facility, less our obligations under our senior secured notes and the put obligation related to the LYONs had it been satisfied as of such day.

        The credit facility was also amended to permit us to issue up to $200 million in debt provided such debt is junior to the amended credit facility and matures not less than 90 days after the amended credit facility matures in September 2005. Pursuant to this provision of the amended credit facility, in May 2003, we issued $200 million aggregate principal amount of senior secured notes as described below. In addition, the credit facility was amended to reduce our ability to incur other secured and unsecured debt, make investments, and to prohibit us from prepaying long-term debt other than the LYONs.

LYONs Convertible Debt Exchange Offer

        In December 2002, we, together with the Warburg Pincus Equity Partners L.P. and affiliated investment funds, or the Warburg Entities, commenced an exchange offer to purchase up to approximately $661 million aggregate principal amount at maturity, or 70%, of our outstanding LYONs. Under the terms of the exchange offer, holders of LYONs could elect to receive, for each $1,000 aggregate principal amount at maturity of LYONs exchanged, either (i) $389.61 in cash, which we refer to as cash consideration or (ii) a combination of $208.40 in cash plus 77 shares of our common stock, which we refer to as mixed consideration.

        Avaya and the Warburg Entities entered into a Backstop Agreement, as amended, which contains the terms relating to the Warburg Entities' participation in the exchange offer. Under the terms of the backstop agreement, we granted the Warburg Entities series C warrants described below and reduced the exercise price of 5,581,101 of the 6,724,665 series A warrants held by the Warburg Entities to $0.01 per share. The Warburg Entities exercised the 5,581,101 series A warrants and converted the LYONs they acquired in the exchange offer into shares of our common stock, each as described below.

        In January 2003, the exchange offer expired and an aggregate principal amount at maturity of LYONs of $84,426,000, representing approximately 8.9% of the outstanding LYONs, or approximately $43 million in accreted value, was tendered. Of these LYONs, $84,416,000 aggregate principal amount at maturity were tendered for the mixed consideration and $10,000 aggregate principal amount at maturity were tendered for the cash consideration. In exchange for the LYONs accepted in the exchange offer, the Warburg Entities paid an aggregate amount of approximately $18 million in cash and we delivered 6,500,032 shares of our common stock. We delivered an additional 1,588,548 shares of our common stock to the Warburg Entities upon conversion of LYONs acquired by them in the exchange offer.

        In the second quarter of fiscal 2003, we recognized in our Consolidated Statement of Operations a pre-tax charge of $36 million in loss on long-term debt extinguishment, net related to the exchange offer. This charge reflects a $26 million loss related to the retirement of LYONs and $10 million of expenses related to (a) series C warrants issued to the Warburg Entities; (b) common stock issued to the Warburg Entities; (c) estimated transaction costs; and (d) the unamortized deferred financing costs from the original issuance of LYONs that were retired.

        In the first quarter of fiscal 2003, we recorded a deferred income tax valuation allowance through a non-cash income tax charge of $83 million in the Consolidated Statement of Operations. This amount increased the deferred tax asset valuation allowance to reflect the difference between the actual and expected tax gain associated with the LYONs exchange offer.

Repurchases of LYONs

        During the second and third quarters of fiscal 2003, we repurchased $232 million aggregate principal amount at maturity of LYONs, or $119 million in accreted value, in a series of open market transactions. We used a total of approximately $115 million in cash to repurchase these LYONs of which $7 million has been recorded as a component of accounts payable as of June 30, 2003 since the cash settlement occurred in July 2003. We recognized a pre-tax gain of approximately $1 million and $2 million, net of the write-off of deferred financing costs related to the LYONs repurchased for the three and nine months ended June 30, 2003, respectively.

        Interest expense related to the amortization of the discount on the LYONs of $4 million and $12 million was recorded for the three and nine months ended June 30, 2003, respectively. In addition, interest expense related to the amortization of deferred financing costs on the LYONs of $1 million and $3 million was recorded for the three and nine months ended June 30, 2003, respectively.

        In July and August 2003, we repurchased $78 million aggregate principal amount at maturity of LYONs, or $41 million in accreted value, in a series of open market transactions. We used a total of approximately $41 million in cash to repurchase these LYONs.

Add-On Public Offering of Senior Secured Notes

        In May 2003, we sold $200 million aggregate principal amount of 11 1/8% Senior Secured Notes due April 2009, at a price of 108% of par, resulting in net proceeds of approximately $212 million, which includes approximately $2 million in accrued interest and a $16 million premium, partially offset by $6 million of issuance costs. The issuance costs, which were recorded as deferred financing costs, and premium are being amortized to interest expense over the term of the notes. These notes constitute a further issuance of, and form a single series with, the senior secured notes that we issued in the second quarter of fiscal 2002.

        Interest on the senior secured notes is payable on April 1 and October 1 of each year. We recorded interest expense related to the senior secured notes of $15 million and $40 million for the three and nine months ended June 30, 2003, respectively. In addition, we recorded interest expense related to the amortization of discount, premium and deferred financing costs on the senior secured notes of $1 million and $2 million for the three and nine months ended June 30, 2003, respectively.

Fair Value of Long-Term Debt

        The estimated aggregate fair market value of the senior secured notes increased from September 30, 2002 by $425 million to $704 million as of June 30, 2003, which reflects an increase in the fair market value of the initial senior secured note offering and the fair market value of the add-on public offering which was $220 million. With regard to the LYONs, the estimated aggregate fair value as of June 30, 2003 increased from September 30, 2002 by $130 million to $323 million, which reflects an increase in the fair market value per LYON, partially offset by a reduction in the aggregate fair market value of LYONs extinguished in connection with the exchange offer and repurchases during the second and third quarters of fiscal 2003. The fair market values are based upon quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements taking into consideration the underlying terms of the debt. The following table summarizes the number of outstanding LYONs and senior secured notes, their aggregate accreted value and their related fair market value as of June 30, 2003 and September 30, 2002:

	As of June 30, 2003			As of September 30, 2002
	Number of Notes Outstanding	Accreted Value	Fair Value	Number of Notes Outstanding	Accreted Value	Fair Value
	(dollars in millions)
LYONs	627,740	$325	$323	943,632	$476	$193
Senior Secured Notes	640,000	$651	$704	440,000	$435	$279

Interest Rate Swap Agreements

        In December 2002, we cancelled two interest rate swap agreements under which the difference between fixed and floating rate interest amounts, calculated on a $200 million notional principal amount which correlated to a like amount of fixed rate senior secured notes, was exchanged at specified intervals. The cancellation resulted in a reduction to other assets for the removal of the fair market value of the interest rate swaps and cash proceeds of $19 million representing a deferred gain, which is being recognized as a reduction to interest expense over the remaining term to maturity of the senior secured notes. For the three and nine months ended June 30, 2003, we recognized $1 million and $2 million, respectively, as a reduction to interest expense related to this deferred gain. The unamortized balance of the deferred gain is included in long-term debt on the Consolidated Balance Sheet and amounted to $17 million as of June 30, 2003.

Stock Options and Restricted Stock Units Grants

        During the nine months ended June 30, 2003, we granted to eligible employees approximately 13.7 million stock options at a weighted average exercise price of $3.09 per option and 5.8 million restricted stock units at a weighted average market price of $3.01 per unit.

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

        As of June 30, 2003, the Warburg Entities hold warrants to purchase the following additional shares of our common stock:

Warrants	Number of Shares	Exercise Price	Expiration Date
Series A	1,143,564	$34.73	October 2, 2004
Series B	5,379,732	$34.73	October 2, 2005
Series C	7,355,824	$3.50	December 23, 2006

Total	13,879,120

Future Cash Needs

        Our primary future cash needs will be to fund working capital, capital expenditures, debt service, employee benefit obligations and our business restructuring charges and related expenses. We foresee a further reduction in cash usage on capital expenditures in the remainder of fiscal 2003 as compared with fiscal 2002 as we continue to limit our spending as a result of the continued economic and business uncertainty. In fiscal 2004, we will make two semi-annual interest payments on the fixed interest rate senior secured notes each amounting to approximately $36 million. Based on the value of the assets in our pension plans as of June 30, 2003, we are required to contribute an additional $35 million to the plans in the fourth quarter of fiscal 2003. We estimate that we will also be required to fund approximately $44 million in fiscal 2004. Furthermore, we may elect to make an additional contribution during the fourth quarter of fiscal 2003 to fund our pension obligation. If we make an optional contribution to our pension plan in the fourth quarter of fiscal 2003, it may reduce in whole or in part, our funding obligation for fiscal 2004. We also expect to make cash payments related to our business restructuring initiatives of approximately $15 million during the remainder of fiscal 2003 and approximately $34 million in fiscal 2004. These total restructuring related payments of $49 million are expected to be composed of $8 million for employee separation costs, $36 million for lease obligations, and $5 million for incremental period expenses, including IT transition related expenses. We believe that our existing cash and cash flows from operations will be sufficient to meet these needs. If we do not generate sufficient cash from operations, we may need to incur additional debt or issue equity.

        In order to meet our cash needs, we may from time to time, borrow under our credit facility, issue other long- or short-term debt or equity securities, if the market permits. In May 2003, we completed the sale of $200 million aggregate principal amount of senior secured notes referred to above in "Add-On Public Offering of Senior Secured Notes." We intend to use the net proceeds of this offering for general corporate purposes, which may include the repurchase of LYONs in the open market or otherwise. We cannot assure you that any other financings will be available to us on acceptable terms or at all. Our ability to make payments on and to refinance our indebtedness, and to fund working capital, capital expenditures, strategic acquisitions, and our business restructuring will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our credit facility and the indentures governing the LYONs and the senior secured notes impose, and any future indebtedness may impose, various restrictions and covenants which could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

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

Guarantees of Indebtedness

Irrevocable Letters of Credit and Other Arrangements

        We have entered into several uncommitted credit facilities totaling $44 million and other arrangements similar to irrevocable letters of credit that vary in term, of which an aggregate of $32 million in irrevocable letters of credit and other arrangements were outstanding as of June 30, 2003. Letters of credit are purchased guarantees that ensure our performance or payment to third parties in accordance with specified terms and conditions.

Purchase Commitments and Termination Fees

        We have commitment contracts with certain suppliers in which we are obligated to purchase a specified amount of inventory based on our forecasts, or pay a charge in the event we do not meet our designated purchase commitments. Additionally, certain agreements call for an early termination fee, obligating us to make a payment to the supplier. As of June 30, 2003, the maximum potential payment under these commitments was approximately $82 million, of which we recorded $3 million in other current liabilities and $5 million in other liabilities.

Product Financing Arrangements

        We sell products to various resellers that may obtain financing from certain unaffiliated third party lending institutions.

        For our U.S. product financing arrangement with resellers, in the event the lending institution repossesses the reseller's inventory of our products, we are obligated under certain circumstances to repurchase such inventory from the lending institution. Our obligation to repurchase inventory from the lending institution terminates 180 days from the date of invoicing by us to the reseller. The repurchase amount is equal to the price originally paid to us by the lending institution for the inventory. During the third quarter of fiscal 2003, one of our resellers that previously participated in this type of arrangement established a direct line of credit with us. The remaining reseller has financed inventory purchases under this arrangement of approximately $35 million as of June 30, 2003. There have not been any repurchases made by us since we entered into this agreement in March 2001. We have estimated the fair value of this guarantee as of June 30, 2003 and have adequately provided for this guarantee in our financial statements at June 30, 2003. The fair value of the guarantee is not significant. There can be no assurance that we will not be obligated to repurchase inventory under this arrangement in the future.

        For our product financing arrangement with resellers outside the U.S., in the event participating resellers default on their payment obligation to the lending institution, we are obligated under certain circumstances to guarantee repayment to the lending institution. The repayment amount fluctuates with the level of product financing activity. The guarantee repayment amount reported to us from the lending institution was approximately $17 million as of June 30, 2003. We review and set the maximum credit limit for each reseller participating in this financing arrangement. There have not been any guarantee repayments made by us since we entered into this arrangement in October 2000. We have estimated the fair value of this guarantee as of June 30, 2003 and have adequately provided for this guarantee in our financial statements at June 30, 2003. The fair value of the guarantee is not significant. There can be no assurance that we will not be obligated to repurchase inventory under this arrangement in the future.

Credit Facility Indemnification

        In connection with our obligations under the amended credit facility described previously under "Credit Facility," we have agreed to indemnify the third party lending institutions for costs incurred by the institutions related to changes in tax law or other legal requirements. While there have been no amounts paid to the lenders pursuant to this indemnity in the past, there can be no assurance that we will not be obligated to indemnify the lenders under this arrangement in the future.

Transactions with Lucent

        In connection with our spin-off from Lucent in September 2000, we and Lucent executed and delivered the Contribution and Distribution Agreement and certain related agreements.

        Pursuant to the Contribution and Distribution Agreement, Lucent contributed to us substantially all of the assets, liabilities and operations associated with its enterprise networking businesses (our "Businesses"). The Contribution and Distribution Agreement, among other things, provides that, in general, we will indemnify Lucent for all liabilities including certain pre-Distribution tax obligations of Lucent relating to our Businesses and all contingent liabilities primarily relating to our Businesses or otherwise assigned to us. In addition, the Contribution and Distribution Agreement provides that certain contingent liabilities not allocated to one of the parties will be shared by Lucent and us in prescribed percentages. The Contribution and Distribution Agreement also provides that each party will share specified portions of contingent liabilities based upon agreed percentages related to the business of the other party that exceed $50 million. In the second quarter of fiscal 2003, we recorded a charge of $25 million representing our estimate of the amount of our liability associated with the settlement by Lucent of the litigation described under "Legal Proceedings-Lucent Securities Litigation." We cannot at this time determine the maximum amount of our liability for this matter, however, because we are not responsible for all of the cases, which are the subject of Lucent's $420 million settlement. The maximum amount of our liability will be less than $42 million, or 10% of the total Lucent settlement. We are unable to determine the maximum potential amount of our future payments, if any, that we could be required to make under this agreement.

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

        We assess the adequacy of our environmental reserves on a quarterly basis. For the three and nine months ended June 30, 2003 and 2002, respectively, no amounts were charged to the Statements of Operations for environmental costs as reserves were deemed to be adequate. Expenditures for environmental for the three and nine months ended June 30, 2003 were not material to our financial position, results of operations or cash flows. Payment for the environmental costs covered by the reserves may be made over a 30-year period. Although we believe that our current reserves are adequate to cover known environmental liabilities, due to the uncertainties described above, there can be no assurance that the actual amount of environmental liabilities will not exceed the amount of reserves for such matters or will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

        A class has been certified in the West Virginia state court matter. The certified class in the West Virginia matter includes those persons or entities that purchased, leased or financed the products in question. In addition, the court also certified as a subclass all class members who had service protection plans or other service or extended warranty contracts with Lucent in effect as of April 1, 1998, as to which Lucent failed to offer a Year 2000-compliant solution. The Fourth Circuit Court of Appeals recently denied the defendant's attempt to have the Federal District Court in West Virginia retain jurisdiction in this matter. This matter is now in West Virginia state court. The federal court in the New York action has issued a decision and order denying class certification, dismissing all but certain fraud claims by one representative plaintiff. No class claims remain in this case at this time. The federal court in the California action has issued an opinion and order granting class certification. The class includes any entities that purchased or leased certain products on or after January 1, 1990, excluding those entities who did not have a New Jersey choice of law provision in their contracts and those who did not purchase equipment directly from defendants. The federal court in the California action has issued an order staying the action pending the outcome of the West Virginia matter. The complaints seek, among other remedies, compensatory damages, punitive damages and counsel fees in amounts that have not yet been specified. At this time, we cannot determine whether the outcome of these actions will have a material adverse effect on our financial position, results of operations or cash flows. These cases have required in the past, and may require in the future, expenditure of significant legal costs related to their defense.

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

        In March 2003, Lucent announced that it had entered into a $420 million settlement of all pending shareholder and related litigation. Certain cases which are the subject of the settlement are shared contingent liabilities under the Contribution and Distribution Agreement and accordingly, we are responsible for 10% of the liabilities attributable to those cases, including 10% of the legal costs associated with the portion of the litigation for which we share liability. The amount of our portion of this liability has not yet been finally determined, however, in the second quarter of fiscal of 2003, we recorded a charge of $25 million, representing our estimate of our liability in this matter. The liability may be settled, at our option, in any combination of cash and our equity securities. Upon settlement, the amount of this liability will be adjusted to reflect our actual obligation in this matter.

Licensing Arbitration

        In March 2001, Voxem, Inc. made formal demand for alleged royalty payments which it claims we owe as a result of a contract between it and our predecessors, initially entered into in 1995, and renewed in 1997. Voxem claims that we owe royalty payments for software integrated into certain of our products. Voxem also alleges that we have breached the governing contract by not honoring a right of first refusal related to development of fax software for next generation products. In May 2003, the arbitrator awarded Voxem approximately $650,000 in total damages, including interest and certain legal costs.

Commissions Arbitration Demand

        In July 2002, Communications Development Corporation, a British Virgin Islands corporation, made formal demand for arbitration for alleged unpaid commissions in an amount in excess of $10 million, stemming from the sale of products from our businesses that were formerly owned by Lucent involving the Ministry of Russian Railways. The plantiff alleges that as a result of agreements entered into between the plaintiff and us, it is owed commissions on sales by us to the Ministry of Russian Railways on a continuing basis. We believe that the agreements relating to their claim have expired or do not apply to the products in question. As the sales of products continue, Communications Development Corporation may likely increase its commission demand. The claimant recently filed its arbitration demand with the American Arbitration Association.

Lucent Consumer Products Class Actions

        In several class action cases (the first of which was filed on June 24, 1996), plaintiffs claim that AT&T and Lucent engaged in fraud and deceit in continuing to lease residential telephones to consumers without adequate notice that the consumers would pay well in excess of the purchase price of a telephone by continuing to lease. The cases were removed and consolidated in federal court in Alabama, and were subsequently remanded to their respective state courts (Illinois, Alabama, New Jersey, New York and California). In July 2001, the Illinois state court certified a nationwide class of plaintiffs. The case in Illinois was scheduled for trial on August 5, 2002. Prior to commencement of trial, however, we were advised that the parties agreed to a settlement of the claims on a class-wide basis. The settlement was approved by the court on November 4, 2002. Claims from class members were required to be filed on or about January 15, 2003. The amount of Avaya's portion of the liability has not yet been determined.

        Any liability incurred by Lucent in connection with these class action cases will be considered an exclusive Lucent liability under the Contribution and Distribution Agreement between Lucent and us and, as a result, we are responsible for 10% of any such liability in excess of $50 million.

Recent Accounting Pronouncements

FASB Interpretation No. 45

        In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 expands the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the recognition and measurement provisions of FIN 45 beginning in the second quarter of fiscal 2003. The applicable disclosures are reflected in Note 12-Commitments and Contingencies to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

EITF Issue No. 00-21

        In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements that involve the delivery or performance of multiple revenue generating activities, including the sale of products combined with initial installation, initiation, or activation services, that may occur at different points in time or over different periods of time. This consensus addresses when and, if so, how an arrangement with multiple deliverables should be divided into separate units of accounting. EITF 00-21 will apply to revenue arrangements entered into by us beginning in the fourth quarter of fiscal 2003. The adoption of EITF 00-21 is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

SFAS 148

        In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and requires disclosure about those effects in both annual and interim financial statements. We have elected to continue to account for our stock compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The applicable disclosures are reflected in Note 2-Recent Accounting Pronouncements to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

FASB Interpretation No. 46

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of FIN 46 and the consolidation requirements for variable interest entities created or acquired subsequent to January 31, 2003 became effective for financial statements issued by us beginning in the second quarter of fiscal 2003. For variable interest entities created or acquired prior to February 1, 2003, the consolidation requirements of FIN 46 become effective in our fourth quarter of fiscal 2003. We currently have no significant contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN 46 did not have a material effect on our consolidated results of operations, financial position or cash flows.

SFAS 149

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes are intended to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Additionally, those changes are expected to result in more consistent reporting of contracts as either derivatives or hybrid instruments. The requirements of SFAS 149 become effective for us for contracts entered into or modified after June 30, 2003, with the exception of Implementation Issues that have been cleared by the FASB and have been effective for fiscal quarters that began prior to June 15, 2003, and for hedging relationships designated after June 30, 2003. The provisions of this statement are applied on a prospective basis. The adoption of SFAS 149 is not expected to have a material effect on our consolidated results of operations, financial position or cash flows.

SFAS 150

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The changes are intended to result in a more complete representation of an entity's liabilities and equity and will, thereby, assist investors and creditors in assessing the amount, timing, and likelihood of potential future cash outflows and equity share issuances. This Statement also requires that certain obligations that could be settled by issuance of equity, but lack other characteristics of equity, be reported as liabilities even though the obligation does not meet the definition of a liability. The requirements of SFAS 150 become effective for us for financial instruments entered into or modified after May 31, 2003, or at the beginning of the fourth quarter of fiscal 2003 for financial instruments entered into on or prior to May 31, 2003. The adoption of SFAS 150 is not expected to have a material effect on our consolidated results of operations, financial position or cash flows.

The Application of Critical Accounting Policies

Deferred Tax Assets

        As of June 30, 2003, we had $443 million in net deferred tax assets resulting from tax credit carryforwards, net operating losses, and other deductible temporary differences that are available to reduce taxable income in the future. We recorded an increase of approximately $119 million to our deferred tax assets valuation allowance in the first nine months of fiscal 2003. The increase in the valuation allowance is comprised of an $83 million provision for income taxes to reflect the difference between the actual and expected tax gain associated with the LYONs exchange offer, and other adjustments that were fully offset with a valuation allowance. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," which place primary importance on a company's cumulative operating results for the current and preceding years.

        We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Although realization is not assured, we have concluded that the remaining net deferred tax assets as of June 30, 2003 will be realized based on the scheduling of deferred tax liabilities and on certain distinct tax planning strategies that we intend to implement in a timely manner, if necessary, which will allow us to recognize the future tax attributes. The amount of net deferred tax assets determined to be realizable was measured by calculating the tax effect of the planning strategies, which include the potential sale of assets and liabilities. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or in future income. If we determine that we will not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets valuation allowance would be charged to income in the period such determination was made.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        See Avaya's Annual Report filed on Form 10-K for the fiscal year ended September 30, 2002 (Item 7A). As of June 30, 2003, there had been no material change in this information other than the termination of the interest rate swap agreements disclosed in Note 7-Long-Term Debt and Derivative Financial Instruments to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 4.    Controls and Procedures.

        We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

        Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the principal executive officer and principal financial officer of Avaya Inc. have concluded that our disclosure controls and procedures (as defined in Rules 13a-15e and 15d-15e under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

        There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our ability to record, process, summarize and report financial information.

PART II

Item 1.    Legal Proceedings.

        See Note 12—Commitments and Contingencies to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 2.    Changes in Securities and Use of Proceeds.

        See Note 7—Long-Term Debt and Derivative Financial Instruments to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

  31.1
  Certification of Donald K. Peterson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2
  Certification of Garry K. McGuire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1
  Certification of Donald K. Peterson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2
  Certification of Garry K. McGuire pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  Reports on Form 8-K:

  The
  following Current Reports on Form 8-K were filed by us during the fiscal quarter ended June 30, 2003:

  1.
  April 24, 2003—Item 9. Regulation FD Disclosure—Avaya furnished a press release reporting financial results for the fiscal quarter ended March 31, 2003 and held a public webcast in connection with the issuance of the press release.

  2.
  May 6, 2003—Item 5. Other Events—Announcement of a $25 million charge associated with a Lucent litigation settlement that was recorded subsequent to the issuance of Avaya's earnings release on April 24, 2003, representing its estimate of the amount of its liability in this matter.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAYA INC.
	By:	/s/ AMARNATH K. PAI Amarnath K. Pai Vice-President Finance (Principal Accounting Officer)
August 12, 2003

QuickLinks

TABLE OF CONTENTS
PART I
AVAYA INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in millions, except per share amounts) (unaudited)
AVAYA INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (dollars in millions, except per share amounts) (unaudited)
AVAYA INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in millions) (unaudited)
AVAYA INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
AVAYA INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
AVAYA INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Risks Related To Our Revenue and Business Strategy
Risks Related To Our Liquidity And Capital Resources
Risks Related To Our Operating Results
Risks Related To Our Operations
Risks Related To Contingent Liabilities
PART II
SIGNATURES