Form 10-K
period 2003-09-30
AVAYA INC
filed 2003-12-12
CIK 1116521

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended September 30, 2003
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

        At November 28, 2003, the aggregate market value of the voting common equity held by non-affiliates was approximately $5.2 billion.

        At November 28, 2003, 420,704,608 common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2003 Annual Report to Shareholders	Parts I, II and IV
Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders	Part III

i

        This Annual Report on Form 10-K contains trademarks, service marks and registered marks of Avaya and its subsidiaries and other companies, as indicated. Unless otherwise provided in this Annual Report on Form 10-K, trademarks identified by ® and ™ are registered trademarks or trademarks, respectively, of Avaya Inc. or its subsidiaries. All other trademarks are the properties of their respective owners. Liquid Yield Option™Notes is a trademark of Merrill, Lynch & Co., Inc. Microsoft® is a registered trademark of Microsoft Corporation.

        All market share data is based on the most recently available information from independent industry analysts.

ii

PART I

Item 1. Business.

Overview

        Avaya Inc. is a leading provider of communications systems, applications and services for enterprises, including businesses, government agencies and other organizations. Our product offerings include

  •
  Internet Protocol, or IP, telephony systems that converge voice, data and other traffic across a single unified network,

  •
  traditional voice communications systems,

  •
  contact center infrastructure and applications in support of customer relationship management,

  •
  unified communications applications, which include voice and multimedia messaging, and

  •
  structured cabling products.

        We support our broad customer base with comprehensive global service offerings that help our customers plan, design, implement and manage their communications networks. We believe our global service organization is an important consideration for customers purchasing our products and applications and is a source of significant revenue for us, primarily from maintenance contracts.

        Our revenue has declined significantly during the past several years. Revenue for the fiscal years ended September 30, 2001, 2002 and 2003 was $6,793 million, $4,956 million and $4,338 million, respectively. The decline in revenue is attributable primarily to declines in the market for our traditional business, enterprise voice communications systems, and the effect of general economic conditions on our customers' willingness to spend on enterprise communications technology during the last several years. The decline in revenue has contributed to our net losses for the fiscal years ended September 30, 2001, 2002 and 2003 of $352 million, $666 million and $88 million, respectively, and our accumulated deficit, in the amount of $1,270 million as of September 30, 2003. Although revenue has declined over this three year period, the quarterly revenue trend in fiscal 2003 generally stabilized. The stabilization of revenue can be attributed to our products and services that support converged communications. Specifically, revenue from the sale of our IP telephony systems increased throughout fiscal 2003, mitigating the decline in sales of our traditional voice systems.

        Notwithstanding the quarterly revenue trend in fiscal 2003, we believe that enterprises continue to be concerned about their ability to increase revenues and thereby increase their profitability. Accordingly, they have tried to maintain or improve profitability through cost reduction and reduced capital spending. Because we believe that enterprises may continue to be reluctant to increase spending on enterprise communications technology significantly in the near term, we expect continued pressure on our ability to generate revenue.

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

        In October 2003, we agreed to sell certain assets and liabilities of our Connectivity Solutions business, a global leader in structured cabling products, to CommScope, Inc. Under the terms of the agreement, we will receive a purchase price of $263 million, subject to adjustment, consisting of approximately $210 million of cash, a note in the amount of $18 million that is convertible into CommScope common stock one year after the closing, and CommScope common stock having a market value, at the time of the agreement, of $35 million. In addition, CommScope assumed approximately $75 million of primarily employee-related liabilities of Connectivity Solutions. The waiting period applicable to the sale under the Hart-Scott-Rodino Antitrust Improvements Act, as amended, has expired. We expect the sale of Connectivity Solutions to close no later than the second quarter of fiscal 2004. Because the products offered by Connectivity Solutions do not fit strategically with the rest of our product portfolio, we believe the sale will enable us to strengthen our focus on our core product offerings.

        In November 2003, we acquired substantially all of the assets and assumed certain liabilities of Expanets, Inc., a subsidiary of NorthWestern Corporation. Expanets is a nationwide provider of networked communications and data products and services to small and mid-sized businesses and, prior to the acquisition, one of our largest dealers. Under the terms of the asset purchase agreement, we paid NorthWestern approximately $55 million in cash. In addition, we paid approximately $39 million to creditors of Expanets to satisfy certain debt obligations of Expanets and deposited approximately $13.5 million into an escrow account to satisfy certain liabilities of Expanets. The purchase price is subject to adjustment within 90 days after the closing.

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

        Our broad portfolio of products includes:

    •
    products we have developed internally,

    •
    products we have obtained through acquisitions,

    •
    products manufactured by third parties that we resell,

    •
    products and software provided to us by third parties as components of our offerings, and

    •
    products we have developed through our strategic alliances with other technology leaders.

        Our products range from systems designed for multinational enterprises with multiple locations worldwide, thousands of employees and advanced communications requirements to systems designed for businesses with less than ten employees.

        For the fiscal year ended September 30, 2003, revenue from our Enterprise Communications Group, Small and Medium Business Solutions, Services and Connectivity Solutions segments were 40.1%, 5.2%, 42.2% and 12.5%, respectively, of our total revenue. The performance of our two largest segments, Enterprise Communications Group and Services, typically has the greatest impact on our consolidated operating results. Because many of our customers who purchase products and applications from our Enterprise Communications Group segment purchase contracts to service those products and applications from our Services segment, the performance of our Services segment is related to the performance of our Enterprise Communications Group segment. Our Small and Medium Business Solutions segment currently represents a small portion of our total revenue and in October 2003 we agreed to sell our Connectivity Solutions segment so that we can strengthen our focus on our other offerings. Please see Note 16 to our Consolidated Financial Statements for the year ended September 30, 2003, which is incorporated by reference from our 2003 Annual Report to Shareholders, for financial information regarding our operating segments.

        Historically, sales of our traditional enterprise voice communication systems represented a significant portion of our revenue. Revenue generated by these systems has been declining, however, and as described more fully under "Enterprise Communications Group," we are focused on the migration of our customers' networks from traditional voice communications systems to IP telephony systems. If we are successful in implementing our strategy, sales of IP telephony systems will become a larger component of our total revenue in the future, as adoption of IP telephony by enterprises becomes more widespread. Our Enterprise Communications Group segment markets traditional voice and IP telephony systems to large enterprises and our Small and Medium Business Solutions segment markets these products to small and medium sized enterprises. Sales of maintenance contracts to service enterprise voice communications systems are a significant component of revenue generated by our Services segment.

        For the fiscal years ended September 30, 2003, 2002 and 2001, the percentage of total revenue contributed by a class of similar products, applications or services which accounted for 10% or more of our consolidated revenue is as follows:

	Percentage of Consolidated Revenue
	2003	2002	2001
Enterprise Communications Group:
Converged systems (including traditional voice communications systems and IP telephony systems)	20%	23%	23%
Applications	12%	12%	12%
Services:
Management services	31%	31%	26%
Connectivity Solutions
SYSTIMAX® structured cabling products	10%	8%	10%

  Enterprise Communications Group Segment

        Our Enterprise Communications Group segment is focused on the sale of communications systems, products and applications to our large enterprise customers. Our primary offerings for this segment include IP telephony systems and traditional voice communications systems, contact center offerings, a core component of customer relationship management, unified communications applications and appliances, such as telephone sets. A critical component of our strategy is our focus on the migration of our customers' traditional voice communications systems to a converged network that provides for the integration of voice, data, video and other application traffic on a single unified network containing both wired and wireless elements. IP telephony systems integrate voice and data communications traffic for transmission across a single network infrastructure based on IP technology. Internet protocol is a type of protocol, or set of standardized procedures, for the formatting and timing of transmission of communications traffic between two pieces of equipment.

        We believe the implementation of a converged network can provide significant benefits to an enterprise in a number of ways. These benefits include:

  •
  reduced costs through the use of a single unified network;

  •
  simplified administration and lower costs for moves, adds and changes;

  •
  least cost routing techniques for call processing;

  •
  increased worker productivity resulting from enhanced wired and wireless network access to all communication channels, such as voice, e-mail and fax, from any device, including computer, telephone, cell phone, fax machine and personal digital assistant; and

  •
  enhanced business performance through the integration of IP telephony with other communications applications, such as voice messaging, e-mail, unified communications and contact centers, and third-party business applications, such as those that facilitate supply chain management and work flow processes.

        Converged Systems.    We are a worldwide leader in traditional voice telephony, IP telephony and enterprise telephony, which we define as the market for traditional voice telephony and IP telephony in the aggregate. Sales of telephony products and systems by our Enterprise Communications Group and

Small and Medium Business Solutions segments are combined for purposes of these market leadership calculations.

        Our suite of IP telephony offerings includes:

  •
  Avaya Communication Manager, our voice application software that manages call processing, facilitates secure customer interactions across a variety of media and supports a range of Avaya and third-party applications;

  •
  our media servers, which put voice applications such as call processing on the customer's local area network;

  •
  our media gateways, which support traffic routing between traditional voice and IP telephony systems, providing enterprises with the flexibility to implement a new IP telephony system or to "IP-enable" their existing voice communications system, thereby helping to preserve existing communications technology investments;

  •
  Avaya Integrated Management, a Web-based comprehensive set of tools that manages complex voice and data network infrastructures; and

  •
  our Avaya™ Extension to Cellular solution, which transparently bridges any cell phone to any Avaya communications server.

        In November 2003, we announced a strategic alliance agreement with Extreme Networks Inc. to jointly develop and market converged communications solutions. Under the alliance, we will resell Extreme's data networking products on a stand-alone basis and as part of our suite of IP telephony offerings. Extreme will also provide planning, design, implementation and management services support to our Services organization. We will continue to offer our own line of data networking products and related services and support in addition to Extreme's portfolio. Extreme will also continue to sell its data networking products through its multinational distribution channels.

        We also offer traditional voice communications systems, although the market for these systems is declining and we are focused on the migration of our customers' traditional voice communications systems to IP telephony systems.

        Communications Applications.    Our Communications Applications organization is focused on applications that facilitate and enhance interaction in an enterprise with customers, partners, suppliers and employees. This organization is currently focused on infrastructure and applications for multi-media contact centers and unified communications.

        Contact Centers.    Our contact center product offerings are software and hardware systems and software applications for customer contact centers (including call centers) which are the foundation of many CRM offerings. We use the term call centers to refer to applications that primarily manage an enterprise's interactions with customers via the telephone, and the term contact centers to refer to applications that allow customers to interact with an enterprise using multiple mediums of communication, including electronic mail, access from a Web site, Web chat and collaboration, voice self-service, telephone calls and facsimiles. We are the leading provider of call center systems in North America and Western Europe. Our strategy is to leverage this leadership position to market a broader suite of CRM applications.

        Our Avaya™ Contact Center Solutions® offer a suite of intelligent call routing alternatives that can accommodate single call centers or multiple call centers through "virtual" routing over a converged network. Calls can be routed to customer care agents or self-service applications based on a variety of criteria, or business rules, including call volume, workload, agent language or other expertise or across time zones or countries and in each case, routing is transparent to the customer. Our contact center offerings include Avaya™ Interaction Center, which manages interactions across a variety of communication channels, including Web, e-mail and advanced telephony systems.

        Unified Communication.    We define Unified Communication as a family of applications that allow individuals to collaborate and communicate more effectively and to navigate more quickly in a networked infrastructure through a variety of communications devices, including telephones, computers or personal digital assistants. Our Unified Communication offerings include our voice messaging and unified messaging products, our IP-based unified communication solution and other multimedia collaboration tools. Unified messaging is an advanced messaging solution that delivers the convenience and benefits of combining the storage of more than one type of message, including voice, facsimile and email.

        We are the worldwide leader in sales of voice messaging and unified messaging. Our messaging systems are configured both as stand-alone servers or as embedded software or hardware in communications servers. Many of our messaging systems are compatible with the voice communications systems of other vendors so that an enterprise may choose our messaging system as the standard for all its locations.

        We offer a wide variety of voice messaging and unified messaging applications designed to serve the telephone call answering, facsimile, voice and unified messaging communications needs of enterprises. Unified messaging facilitates access to messages through the most convenient device, including Internet browsers, LAN-based personal computers and wireline or wireless telephones, using text-to-speech technology for telephonic e-mail retrieval. These products are marketed under a number of brands, including our primary brands, Octel® Messaging and INTUITY™ AUDIX® Messaging. a single system. In addition, our Avaya Unified Messenger system for Microsoft® Exchange is a unified messaging system software solution that stores voice and facsimile messages directly in a user's Microsoft Exchange electronic mailbox and enables user access to this mailbox by telephone or fax machine or a Microsoft Exchange interface on the user's personal computer. The Avaya Unified Messenger® Solution—IBM Lotus Domino Version application enhances the functionality of a user's Lotus Domino e-mail messaging by providing the user with one mailbox for their voice, e-mail and fax messages.

        Our unified communication offering, Avaya™ Unified Communication Center, provides a user with ability to

  •
  access voice, fax and e-mail messages from an array of communication devices;

  •
  connect to enterprise databases from a variety of media, including computers, telephones and personal digital assistants; and

  •
  utilize personalized information filtering to prioritize communication interactions and screen calls or route them to voice mail.

        Communications Appliances.    We recently formed a new division within our Enterprise Communications Group segment referred to as Communications Appliances. Communications Appliances consists mainly of hardware such as telephone sets and software that resides on alternative endpoints, such as our IP Softphone, which provides the functionality of a digital telephone on a personal computer or handheld device. To date, our appliances have typically been sold as components of a larger sale of a converged system.

  Small and Medium Business Solutions Segment

        Our Small and Medium Business Solutions segment develops, markets and sells communications products and applications, including IP telephony, traditional voice systems and unified communication and contact center applications for small and medium-sized businesses.

        Avaya™ IP Office, our IP telephony solution for small and medium-sized enterprises, can be deployed for enterprises with 2 to 256 stations and features full voice and data remote access, call distribution and alternate call routing for low cost and highest voice quality. In addition, the IP Office applications suite offers voice mail, unified messaging, wireless capability and an array of contact center management tools designed for the small and medium-sized enterprise.

        Traditional voice communications systems designed for small and medium-sized businesses are also knows as Key and hybrid telephony systems. Our Key and hybrid voice communications systems are our Merlin MAGIX system, which offers telephony, messaging, wireless and call center capability to enterprises with up to 200 stations and our Partner ACS system, which offers telephony, messaging and wireless to smaller enterprises with up to 40 stations. Our Avaya INDeX system is marketed primarily in Europe, Australia and Japan and can accommodate up to 1,088 stations. All of these systems can be IP enabled.

  Services Segment

        Our Services organization provides standard and customized services to enterprises in the following areas:

  •
  network planning and design—including planning, design and assessment of an enterprise's data network, its readiness and optimization for the implementation of IP telephony, network consulting and design in supporting business continuity and a comprehensive suite of security services for separate voice and data networks as well as converged networks;

  •
  network implementation—including solution preparation, design, deployment and installation;

  •
  management and operations—offering enterprises and service providers an opportunity to outsource their communications systems;

  •
  professional services in support of our communications applications; and

  •
  maintenance and support—providing maintenance of our customer's networks.

        We are the leading U.S. provider of maintenance services for enterprise voice communications systems.

        We deliver our service offerings through our Network Consulting Services, Managed Services, Data Services, Professional Services, Technical Services and Field Services organizations. Our Network Consulting team offers network planning and design services. Our Managed Services organization helps enterprises focus on core competencies by managing their internal voice communications systems and helps service providers grow revenues by providing end-to-end messaging and unified communication applications. Our Data Services team can assist the enterprise with the design, implementation, installation, maintenance and management of its data network. Installation and repair of our products are performed primarily by our Field Services organization. Our Professional Services team provides custom implementation of our communications applications to meet indivicual customer needs. Technical support and maintenance under contracts for our voice communications products are provided by our Technical Services and Field Services organizations.

  Connectivity Solutions Segment

        We are the worldwide leader in sales of structured cabling systems for enterprises. We market these products primarily for enterprises of various sizes for wiring phones, workstations, personal computers and local area networks through their buildings or across their campuses under the brand name SYSTIMAX. Our SYSTIMAX cabling systems provide a single cabling solution for a network that integrates voice, video, data and building controls on one network through an infrastructure of copper or fiber cabling and associated connecting apparatus. The SYSTIMAX copper and fiber apparatus products can be customized to fit a customer's needs.

        We sell our ExchangeMAX® structured cabling systems primarily to central offices of service providers such as telephone companies, original equipment manufacturers and third-party engineering, furnish and install vendors. Central offices are locations that house switches to serve the subscribers of a service provider. Our ExchangeMAX systems are used to connect transmission and switching within the central office environment to the public telephone network and include coaxial and fiber cable used for voice frequency and digital and fiber distribution networks.

        We sell our electronic cabinets mostly to service providers to protect wireless access equipment, switching equipment and broadband electronic equipment. An electronic cabinet is a sturdy environmental enclosure designed to house electronics devices and passive equipment, both in the outside plant and inside buildings.

Customers, Sales and Distribution

  Customers

        Our customers include a broad set of enterprises ranging from large, multinational enterprises to small and mid-sized enterprises to governments and schools. We have thousands of customers, and no single customer represented more than 10% of our revenue for fiscal 2003 and 2002. For fiscal 2001, sales to Expanets were approximately 10% of our revenue.

  Sales and Distribution

        Our distribution strategy is to serve our customers through our direct sales forces and our indirect sales channel, which consists of our global network of distributors, dealers, value-added resellers and system integrators.

        Enterprise Communications Group.    We sell our Enterprise Communications Group products and applications worldwide to enterprise customers through our direct sales channel and our global network of distributors, dealers, and systems integrators.

        Small and Medium Business Solutions.    We serve our Small and Medium Business Solutions customers primarily through our network of dealers and value-added resellers as well as through service providers. We will utilize a direct sales presence in support of the smaller offices of our larger enterprise customers and for our largest dealers and service providers.

        Services.    Our Services segment serves customers through our direct sales force and indirect channel partners, including alliance partners, service providers, distributors and resellers. In addition, sales opportunities for our Services segment will frequently arise from sales of our products and applications through our Enterprise Communications Group and Small and Medium Business Solutions segments.

        Connectivity Solutions.    Our SYSTIMAX structured cabling systems are sold primarily indirectly through a worldwide network of distributors. Our ExchangeMAX structured cabling systems and electronic cabinets are sold to service providers, original equipment manufacturers and distributors.

Research and Development

        We invested $363 million, or approximately 8.4% of our total revenue, in fiscal 2003 and $459 million, or approximately 9.3% of our total revenue, in fiscal 2002, in research and development. Each of our operating segments has an independent product development organization. In addition, the research and development efforts of our operating segments are supported by Avaya Labs Research, a world-class applied research organization of approximately 60 professionals focused on technologies that will result in innovative products and services. The primary focus of Avaya Labs Research is the development of technologies and products for our Enterprise Communications Group segment and, to a lesser extent, our Services segment.

        We plan on using our substantial investment in research and development to develop new systems and software related to communications applications, multi-media contact center innovations, messaging applications, personalized information portals, business infrastructure and architectures, Web centers, hosted offerings, data networks and services for Avaya's customers. These new systems and software will augment our current product offerings so that, together with our strategic alliances and services, we can offer our customers comprehensive advanced communications products and applications. We are also developing self-service interfaces and tools for use by our customers and indirect channel partners. Avaya Labs Research will continue to seek opportunities to work with technology leaders from other companies and educational and research institutions to develop uniform technological standards as the building blocks for future communications and related enterprise systems.

Manufacturing and Supplies

        We have outsourced all of the manufacturing operations related to our Enterprise Communications Group and Small and Medium Business Solutions segments. Substantially all of these operations have been outsourced to Celestica Inc. Our outsourcing agreement with Celestica expires in May 2005. The agreement may be renewed by Celestica for one year after expiration of the term and thereafter, will automatically renew for successive one-year terms unless either party elects to terminate the agreement by giving notice to the other party six months prior to the expiration of the renewal term. The remaining portions of our manufacturing operations, other than the manufacturing of our Connectivity Solutions product offerings, are outsourced to a number of other contract manufacturers. Currently, we are engaged in the manufacturing of our Connectivity Solutions product offerings in three facilities located in the United States, Australia and Ireland as well as in a facility in China operated by a joint venture in which we own a 60% interest. These facilities and the interest in the joint venture in China will be transferred to CommScope upon the closing of the sale of Connectivity Solutions.

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

Competition

        The market for communications systems, applications and services is quickly evolving, highly competitive and subject to rapid technological change. Because we offer a wide range of systems, applications and services for several types of enterprises, we have a broad range of competitors. Many of our competitors are substantially larger than we are and have significantly greater financial, sales, marketing, distribution, technical, manufacturing and other resources. Competition for our Enterprise Communications Group offerings include products manufactured or marketed by a number of large communications equipment suppliers, including Nortel Networks Corporation, Cisco Systems, Inc., Siemens Aktiengesellschaft, Alcatel S.A. and NEC Corporation, as well as by a number of other companies, some of which focus on particular segments of the market such as customer relationship management. Some of the other competitors of our Enterprise Communications Group offerings include Aspect Communication Corporation and Captaris Inc. Our Small and Medium Business Solutions segments has many competitors, including Cisco, Nortel, Alcatel, NEC, Matsushita Electric Corporation of America, Inter-Tel, Incorporate and 3Com Corp., although the market for these products is fragmented. Our structured cabling systems' primary competitors are ADC Telecommunications, Inc., General Cable, Corning Inc., Marconi plc, Nordx/CDT and Belden Inc. Our Services segment competes primarily with NextiraOne, LLC, Norstan, Inc., Siemens Aktiengesellschaft,

Ericsson, Ameritech Corporation and Verizon Communications Inc as well as many consulting firms. We expect to face increasing competitive pressures from both current and future competitors in the markets we serve.

        Technological developments and consolidation within the communications industry result in frequent changes to our group of competitors. The principal competitive factors applicable to our products include:

  •
  product features and reliability;

  •
  customer service and technical support;

  •
  relationships with distributors, value-added resellers and systems integrators;

  •
  an installed base of similar or related products;

  •
  relationships with buyers and decision makers;

  •
  price;

  •
  the financial condition of the communications technology provider;

  •
  brand recognition;

  •
  the ability to integrate various products into a customer's existing networks, including the ability of a provider's products to interoperate with other providers' communications product; and

  •
  the ability to be among the first to introduce new products.

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

        We currently hold approximately 1,700 U.S. patents and patent applications as a result of patents and patent applications assigned to us by Lucent in connection with the distribution, together with patents issued and patent applications we have filed since the distribution and have obtained through acquisitions. After the completion of the sale of Connectivity Solutions, we will hold approximately 1,150 U.S. patents and patent applications. In addition, we hold corresponding non-U.S. patents and patent applications, as well as numerous trademarks, both in the United States and in foreign countries. There are no time restrictions applicable to the patents assigned to us by Lucent. We have entered into a cross license with Lucent in connection with these patents.

        Our intellectual property policy is to protect our products and processes by asserting our intellectual property rights where appropriate and prudent. We will also obtain patents, copyrights, and other intellectual property rights used in connection with our business when practicable and appropriate.

Employees

        As of September 30, 2003, we employed approximately 16,900 full-time employees, of which approximately 10,500 are management and non-union-represented employees and approximately 6,400 are U.S. union-represented employees covered by collective bargaining agreements. Approximately 940 of our union-represented employees are variable workers under the arrangement described below.

        Effective June 1, 2003, we renewed our collective bargaining agreements with the Communications Workers of America and the International Brotherhood of Electrical Workers. The renewed agreements are for a term of three years, ending May 31, 2006. The agreements provide for a 3% per year wage increase for employees during the duration of the agreements, and a 3% increase per year to employees' pension benefits for the duration of the agreements. The agreements also included additional cost sharing by employees and retirees for certain medical health benefit co-payments.

        The renewed collective bargaining agreements continue our variable workforce arrangement that gives eligible employees who retired from Lucent as of September 30, 2000 the ability to continue working as on-call support service technicians at Avaya. This arrangement is intended to give us the flexibility to match our workforce needs with our customers' cyclical service demands for the design, installation and maintenance of their communications systems.

        We believe that we generally have a good relationship with our employees and the unions that represent them.

Backlog

        Our backlog for product sales generated by our direct sales channel, which represents the aggregate of the sales price of orders received from customers, but not yet recognized as revenue, was approximately $76 million and $88 million on September 30, 2003 and September 30, 2002, respectively. The majority of these orders are fulfilled within two months. However, all orders are subject to possible rescheduling by customers. Although we believe that the orders included in the backlog are firm, some orders may be cancelled by the customer without penalty, and we may elect to permit cancellation of orders without penalty where management believes it is in our best interests to do so.

Environmental, Health and Safety Matters

        We are subject to a wide range of governmental requirements relating to employee safety and health and to the handling and emission into the environment of various substances used in our operations. We are subject to certain provisions of environmental laws, particularly in the United States, governing the cleanup of soil and groundwater contamination. Such provisions impose liability for the costs of investigating and remediating releases of hazardous materials at currently or formerly owned or operated sites. In certain circumstances, this liability may also include the cost of cleaning up historical contamination, whether or not caused by us. We are currently conducting investigation and/or cleanup of known contamination at approximately seven of our facilities either voluntarily or pursuant to government directives. None of the sites is reasonably likely to generate environmental costs that will be individually material nor will environmental costs for all sites in the aggregate be material. There are no known third parties who may be responsible for investigation and/or cleanup at these sites and therefore, for purposes of assessing the adequacy of financial reserves for these liabilities, we have not assumed that we will recover amounts from any third party, including under any insurance coverage or indemnification arrangement. Although we do not separately track recurring costs of managing hazardous substances and pollutants in ongoing operations, we do not believe them to be material.

        It is often difficult to estimate the future impact of environmental matters, including potential liabilities. We have established financial reserves to cover environmental liabilities where they are probable and reasonably estimable. Reserves for estimated losses from environmental matters are undiscounted and consist primarily of estimated remediation and monitoring costs and are, depending on the site, based primarily upon internal or third-party environmental studies and the extent of contamination and the type of required cleanup. We are not aware of, and have not included in reserves any provision for, any unasserted environmental claims.

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

        We assess the adequacy of environmental reserves on a quarterly basis. For the fiscal years ended September 30, 2003 and 2002, respectively, no amounts were charged to our Statements of Operations for environmental costs as reserves were deemed to be adequate. Expenditures for environmental matters for the fiscal years ended September 30, 2003 and 2002 were not material to our financial position, results of operations or cash flows. Payment for the environmental costs covered by the reserves may be made over a 30-year period.

Contribution and Distribution Agreement Between Lucent and Our Company

        The Contribution and Distribution Agreement sets forth the agreements between us and Lucent with respect to the principal corporate transactions required to effect the distribution, and other agreements governing the relationship between Lucent and us.

  The Contribution and the Distribution

        To effect the contribution, Lucent transferred or caused its subsidiaries to transfer, the assets of its enterprise networking businesses. In general, we assumed all of the liabilities of the contributed businesses in accordance with their respective terms. Pursuant to the Contribution and Distribution Agreement, the distribution was effected as of 11:59 p.m. on September 30, 2000.

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

  Contingent Liabilities and Contingent Gains

        The Contribution and Distribution Agreement provides for liability sharing by us and Lucent with respect to contingencies primarily relating to our respective businesses or otherwise assigned to each of us. The Contribution and Distribution Agreement requires Lucent to bear 50% of all losses in excess of $50 million incurred by us in connection with a contingent liability primarily related to our businesses.

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

  Tax Sharing Agreement

        In addition, in connection with the distribution, we and Lucent entered into a Tax Sharing Agreement which governs Lucent's and our respective rights, responsibilities and obligations after the distribution with respect to taxes for the periods ending on or before the distribution. Generally, pre-distribution taxes that are clearly attributable to the business of one party will be borne solely by that party, and other pre-distribution taxes will be shared by the parties based on a formula set forth in the Tax Sharing Agreement. In addition, the Tax Sharing Agreement addresses the allocation of liability for taxes that are incurred as a result of restructuring activities undertaken to implement the distribution. If the distribution fails to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code because of an acquisition of our stock or assets, or some other actions of ours, then we will be solely liable for any resulting corporate taxes.

Forward Looking Statements

        (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

        Our disclosure and analysis in this report and in our 2003 Annual Report to Shareholders contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

        Any or all of our forward-looking statements in this report, in the 2003 Annual Report to Shareholders and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results.

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

        The risks and uncertainties referred to above include, but are not limited to:

  •
  price and product competition,

  •
  rapid technological development,

  •
  dependence on new product development,

  •
  the mix of our products and services,

  •
  customer demand for our products and services,

  •
  risks related to inventory, including warranty costs, obsolescence charges, excess capacity and material and labor costs,

  •
  the ability to successfully integrate acquired companies,

  •
  the ability to attract and retain qualified employees,

  •
  control of costs and expenses,

  •
  the ability to form and implement alliances,

  •
  the economic, political and other risks associated with international sales and operations,

  •
  U.S. and non-U.S. government regulation, and

  •
  general industry and market conditions and growth rates and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations

        Set forth below is a detailed discussion of certain of these risks and other risks affecting our business. The categorization of risks set forth below is meant to help you better understand the risks facing our business and is not intended to limit your consideration of the possible effects of these risks to the listed categories. Any adverse effects related to the risks discussed below may, and likely will, adversely affect many aspects of our business.

  Risks Related To Our Revenue and Business Strategy

        Our revenue has declined significantly during the past several years and if business capital spending, particularly for enterprise communications products, applications and services, does not improve or deteriorates, our revenue may continue to decline and our operating results may be adversely affected.

        Our revenue for the fiscal years ended September 30, 2000, 2001, 2002 and 2003 was $7,732 million, $6,793 million, $4,956 million and $4,338 million, respectively. The decline in revenue is attributable to, among other things, declines in the market for our traditional business, enterprise voice communications systems, and the effect of general economic conditions on our customers' willingness to spend on enterprise communications technology during the last several years. The decline in revenue has contributed to our net losses for the fiscal years ended September 30, 2000, 2001, 2002 and 2003 of $375 million, $352 million, $666 million and $88 million, respectively, and our accumulated deficit in the amount of $1,270 million as of September 30, 2003.

        Our operating results are significantly affected by the impact of economic conditions on the willingness of enterprises to make capital investments, particularly in enterprise communications technology and related services. Although general economic conditions have shown some signs of improvement recently and our quarterly revenue trend in fiscal 2003 generally stabilized, we believe that enterprises continue to be concerned about their ability to increase revenues and thereby increase their profitability. Accordingly, they have tried to maintain or improve profitability through cost reduction and reduced capital spending. Because we believe that enterprises may continue to be reluctant to increase spending on enterprise communications technology significantly in the near term, we expect continued pressure on our ability to generate revenue.

        To the extent that enterprise communications spending does not improve or deteriorates, our revenue will continue to be adversely affected.

        In addition, because our product sales and sales of maintenance contracts for those products were significantly higher in prior years, the aggregate value of maintenance contracts and the related revenue for our Services segment that are subject to renewal in fiscal 2004 are larger than in prior years. If we are unable to renew a significant portion of these contracts, our revenue will be adversely affected.

        If these or other conditions cause our revenue to decline and we cannot reduce costs on a timely basis or at all, our operating results will be adversely affected.

        Revenue generated by our traditional business, enterprise voice communications systems, has been declining for the last several years and if we do not successfully implement our strategy to expand our sales in market segments with higher growth rates, our revenue and operating results may continue to be adversely affected.

        We have been experiencing declines in revenue from our traditional business, enterprise voice communications systems. We expect, based on various industry reports, the market segments for these traditional systems to continue to decline. We are implementing a strategy to capitalize on the higher growth opportunities in our market, including IP telephony systems, multimedia contact center applications and unified communication applications. This strategy requires us to make a significant change in the direction and operations of our company to focus on the development and sales of these products and applications.

        Our traditional enterprise voice communications systems and the advanced communications products and applications described above are a part of our Enterprise Communications Group and Small and Medium Business Solutions segments. If we are unsuccessful in implementing our strategy, the contribution to our results from these segments may decline, reducing our overall operating results and thereby requiring a greater need for external capital resources. Our Services segment may also be adversely affected to the extent that Services revenues are related to sales of these products and applications.

        We may not be able to successfully integrate the assets we recently acquired from Expanets and even if we are successful, such integration will likely require significant resources and management attention.

        In November 2003, we acquired substantially all of the assets and assumed certain liabilities of Expanets, a subsidiary of NorthWestern and, prior to the acquisition, one of our largest dealers. We are currently in the process of integrating the Expanets assets into our businesses. We expect this integration to be extremely complex for several reasons, including the following:

  •
  because we purchased the Expanets assets as part of an auction process, our ability to conduct a comprehensive due diligence investigation of Expanets' businesses, systems, assets and properties prior to the acquisition was extremely limited;

  •
  since its formation in 1997, Expanets has completed more than 25 acquisitions and has not fully integrated the systems and processes for these acquired companies, most of whom resell communications products of providers other than us; and

  •
  issues related to Expanets' accounting and internal control systems, as disclosed in NorthWestern's SEC filings, including

  •
  restatements of NorthWestern's financial statements for fiscal 2002 and each of the three fiscal quarters in 2002, due in part to restatements of Expanets' accounts;

  •
  the identification of material weaknesses in NorthWestern's internal controls by NorthWestern's external auditors, in part due to significant internal control deficiencies at Expanets; and

  •
  significant asset impairment charges and charges related to Expanets' billing and collection system in 2002.

        As a result of these factors, we may not successfully integrate Expanets' businesses into ours. Even if we are successful, the integration will require significant resources and management attention, which may, during the integration period, divert our attention from our existing businesses or otherwise adversely affect our revenue and operating results, including the revenue and operating results of the businesses we acquired from Expanets. In addition, these factors may make it difficult to complete the audits of Expanets financial statements required under Regulation S-X within the required timeframe. Failure to file the audited financial statements within the required time period could jeopardize our eligibility to use Form S-3 thereby inhibiting our ability to access the capital markets on a timely basis.

        In addition, none of the manufacturers that previously supplied communications products to the more than 25 businesses acquired by Expanets have given their consent to the transfer to us from Expanets of the supply contracts with those manufacturers. Because we will not have a source of product supply for these businesses, we will not generate revenue from these businesses and accordingly, expect to either sell or shut down these businesses. The failure to generate revenue from these businesses will likely cause the amount of revenue generated by the assets we acquired from Expanets to be less than the amount of revenue historically reported by Expanets. In addition, if we are unable to sell or shut down these businesses in a timely manner, we may incur significant costs and our operating results may be adversely affected.

        We are significantly changing the focus of our company in order to concentrate on the development and marketing of advanced communications products and applications, including IP telephony systems, and this change in focus may not be successful or may adversely affect our business.

        We are making a significant change in the direction and strategy of our company to focus on the development and sales of IP telephony systems and other advanced communications products and applications. In order to implement this change, we must:

  •
  retrain our sales staff and distribution partners to sell new types of products, applications and services and improve our marketing of such products, applications and services;

  •
  research and develop more IP telephony systems and other products and applications using communications media other than voice traffic, which has historically been our core area of expertise;

  •
  retrain our Services employees to service the new products and applications;

  •
  develop relationships with new types of distribution partners;

  •
  build credibility among customers that we are capable of delivering advanced communications products and applications beyond our historic product lines; and

  •
  expand our current customer base by selling our advanced communications products and applications to enterprises that have not previously purchased our products and applications.

        If we do not successfully implement this change in focus, our operating results may be adversely affected. Moreover, even if we successfully address these challenges, our operating results may still be adversely affected if the market opportunity for advanced communications products and applications, including converged voice and data network products, does not develop in the ways that we anticipate. Because this market opportunity is in its early stages, we cannot predict whether:

  •
  the demand for advanced communications products and applications, including IP telephony systems, will grow as fast as we anticipate;

  •
  new technologies or new competitors will cause the market to evolve in a manner different than we expect; or

  •
  we will be able to maintain a leadership or profitable position as this opportunity develops.

        We face intense competition from our historical competitors and recent entrants into the enterprise communications market.

        Historically, our product businesses other than Connectivity Solutions have competed against other providers of enterprise voice communications systems such as Nortel Networks Corporation, Siemens Aktiengesellschaft, Alcatel S.A. and NEC Corporation. As we change the focus of our company to concentrate on the development and marketing of advanced communications systems, such as IP telephony systems that converge voice, data and other traffic across a single unified network, we face intense competition from these providers of voice communications systems as well as from data networking companies such as Cisco Systems, Inc. and 3Com Corp. In addition, because the market for our products is subject to rapid technological change, as the market evolves we may face competition in the future from companies that do not currently compete in the enterprise communications market.

        Several of these existing competitors have, and many of our future competitors may have, greater financial, personnel and capacity resources than we and as a result, these competitors may be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in client requirements. Competitors with greater financial resources also may be able to offer lower prices, additional products or services or other incentives that we cannot match or do not offer.

  Risks Related to Our Liquidity and Capital Resources.

  We may not have adequate or cost-effective liquidity or capital resources.

        Our cash needs include making payments on and refinancing our indebtedness and funding working capital, capital expenditures, strategic acquisitions, business restructuring liabilities, employee benefit obligations and for general corporate purposes. Our ability to satisfy our cash needs depends on our ability to generate cash from operations and access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, including the risks described in this Form 10-K.

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

        If we do not generate sufficient cash from operations, we will need to access the financial markets. External financing may not be available to us on acceptable terms or at all. Under the terms of any external financing, we may incur higher than expected financing expenses, and become subject to additional restrictions and covenants. In addition, our ability to obtain external financing is affected by the terms of our debt agreements. Our existing debt agreements include covenants that limit our ability to incur additional indebtedness. In addition, our credit facility requires us to comply with certain financial covenants. In February 2002, September 2002 and April 2003, we amended our credit facility in order to ensure our compliance with the financial covenants. If we are unable to comply with our financial covenants and cannot amend or obtain a waiver of those covenants, an event of default under the credit facility would occur. If a default occurs, the lenders under our credit facility could accelerate the maturity of our debt obligations and terminate their commitments to lend to us. If such a default occurs when our debt obligations under the credit facility exceed $100 million, our debt obligations in respect of the LYONs and the Senior Secured Notes could be accelerated. Currently there are no funds drawn under our credit facility.

        Our ability to obtain external financing and, in particular, debt financing, is also affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. Our corporate credit is rated B+ and our long-term senior unsecured debt is rated B by Standard & Poor's, each with a stable outlook, and our long-term senior unsecured debt is rated B3 by Moody's with a negative outlook. Any increase in our level of indebtedness or deterioration of our operating results may cause a further reduction in our current debt ratings. These downgrades, among other factors, could impair our ability to secure additional financing on acceptable terms, and we cannot assure you that we will be successful in raising any of the new financing on acceptable terms.

        Our substantial amount of debt could limit our ability to obtain additional financing, limit our ability to react to changes in business conditions and require us to divert financial resources from investments in our business to servicing our debt.

        We have a substantial amount of debt. At September 30, 2003, we had approximately $1,192 million in cash and $953 million of debt outstanding on a consolidated basis and $250 million available under our credit agreement.

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

        Changes in the geographical mix of earnings or the recording of increased deferred tax asset valuation allowances in the future could affect our operating results.

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

        If the geographic distribution of our earnings and losses are unfavorable in the future, our effective tax rate could be adversely affected. In addition, based on our assessment of our deferred tax assets as of September 30, 2003, we determined, based on certain available tax planning strategies, that $439 million of our deferred tax assets will more likely than not be realized in the future and no valuation allowance is currently required for this portion of our deferred tax assets. Should we determine in the future that it is no longer more likely than not that these assets will be realized, we will be required to record an additional valuation allowance in connection with these deferred tax assets and our operating results would be adversely affected in the period such determination is made.

  Risks Related To Our Operations

        We depend on contract manufacturers to produce most of our products and if these manufacturers are unable to fill our orders on a timely and reliable basis, we will likely be unable to deliver our products to meet customer orders or satisfy their requirements.

        We have outsourced all of the manufacturing operations related to our Enterprise Communications Group and Small and Medium Business Solutions segments. Substantially all of these operations have been outsourced to Celestica Inc. Our ability to realize the intended benefits of our manufacturing outsourcing initiative depends on the willingness and ability of Celestica and our other contract manufacturers to produce our products. We may experience significant disruption to our operations by outsourcing so much of our manufacturing. If Celestica or the other contract manufacturers terminate their relationships with us or are unable to fill our orders on a timely basis, we may be unable to deliver our products to meet our customers' orders, which could delay or decrease our revenue or otherwise have an adverse effect on our operations.

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

        Please see "Legal Proceedings" for a description of certain matters involving Lucent for which we have assumed responsibility under the Contribution and Distribution Agreement and a description of other matters for which we are or may be obligated to indemnify or share the cost with Lucent. In March 2003, Lucent announced that it had entered into a $420 million settlement of all pending shareholder and related litigation described under "Legal Proceedings-Lucent Securities Litigation." Certain cases which are the subject of the settlement are shared contingent liabilities under the Contribution and Distribution Agreement and accordingly, we are responsible for 10% of the liabilities attributable to those cases, including 10% of the legal costs associated with the portion of the litigation for which we share liability. In the second quarter of fiscal 2003, we recorded a charge of $25 million representing our estimate of our liability in this matter. We recently reached agreement with Lucent to pay $24 million in shares of our common stock in full satisfaction of our obligations under the settlement. The terms of the settlement will be subject to a fairness hearing scheduled for December 2003.

        We cannot assure you we will not have to make other indemnification or cost sharing payments to Lucent in connection with these matters or that Lucent will not submit a claim for indemnification or cost sharing to us in connection with any future matter. In addition, our ability to assess the impact of matters for which we may have to indemnify or share the cost with Lucent is made more difficult by the fact that we do not control the defense of these matters.

        We may be subject to litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products or services.

        We cannot assure you that others will not claim that our proprietary or licensed products, systems and software are infringing their intellectual property rights or that we do not in fact infringe those intellectual property rights. We may be unaware of intellectual property rights of others that may cover some of our technology. If someone claimed that our proprietary or licensed systems and software infringed their intellectual property rights, any resulting litigation could be costly and time consuming and would divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement also might require us to enter into costly royalty or license agreements. However, we may be unable to obtain royalty or license agreements on terms acceptable to us or at all. We also may be subject to significant damages or an injunction against us or our proprietary or licensed systems. A successful claim of patent or other intellectual property infringement against us could materially adversely affect our operating results.

        In addition, third parties may claim that a customer's use of our products, systems or software infringes the third party's intellectual property rights. Under certain circumstances, we may be required to indemnify our customers for some of the costs and damages related to such an infringement claim. Any indemnification requirement could have a material adverse effect on our business and our operating results.

        If the distribution does not qualify for tax-free treatment, we could be required to pay Lucent or the Internal Revenue Service a substantial amount of money.

        Lucent has received a private letter ruling from the Internal Revenue Service stating, based on certain assumptions and representations, that the distribution would not be taxable to Lucent. Nevertheless, Lucent could incur a significant tax liability if the distribution did not qualify for tax-free treatment because any of those assumptions or representations were not correct.

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

Item 2. Properties.

        As of September 30, 2003, we operated manufacturing facilities in Omaha, Nebraska, Bray, Ireland and Pinkenba, Australia and a warehouse facility in Singapore. We also have 544 offices, including 150 storage locations, located in 51 countries and 19 research and development facilities located in Australia, India, Israel, Singapore, the United Kingdom and the United States. We also have a 25.5% interest in a joint venture located in Gandhinagar, India and a 60% interest in a joint venture in China. Both of these joint ventures are predominantly on leased property. Our real property portfolio consists of aggregate floor space of approximately 9.7 million square feet, of which approximately 4.7 million square feet is owned and approximately 5 million square feet is leased. Our lease terms range from monthly leases to 17 years. We believe that all of our facilities and equipment are in good condition and are well maintained.

Item 3. Legal Proceedings.

        From time to time we are involved in legal proceedings arising in the ordinary course of business. Other than as described below, we believe there is no litigation pending against us that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

  Year 2000 Actions

        Three separate purported class action lawsuits are pending against Lucent, our former parent, one in state court in West Virginia, one in federal court in the Southern District of New York and another in federal court in the Southern District of California. The case in New York was filed in January 1999 and, after being dismissed, was refiled in September 2000. The case in West Virginia was filed in April 1999 and the case in California was filed in June 1999, and amended in 2000 to include us as a defendant. We may also be named a party to the other actions and, in any event, have assumed the obligations of Lucent for all of these cases under the Contribution and Distribution Agreement. All three actions are based upon claims that Lucent sold products that were not Year 2000 compliant, meaning that the products were designed and developed without considering the possible impact of the change in the calendar from December 31, 1999 to January 1, 2000. The complaints allege that the sale of these products violated statutory consumer protection laws and constituted breaches of implied warranties.

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

        In March 2003, Lucent announced that it had entered into a $420 million settlement of all pending shareholder and related litigation. Certain cases which are the subject of the settlement are shared contingent liabilities under the Contribution and Distribution Agreement and accordingly, we are responsible for 10% of the liabilities attributable to those cases, including 10% of the legal costs associated with the portion of the litigation for which we share liability. In the second quarter of fiscal 2003, we recorded a charge of $25 million representing our estimate of our liability in this matter. We recently reached agreement with Lucent to pay $24 million in shares of our common stock in full satisfaction of our obligations under the settlement. The terms of the settlement will be subject to a fairness hearing scheduled for December 2003.

  Commissions Arbitration Demand

        In July 2002, Communications Development Corporation, or CDC, a British Virgin Islands corporation, made formal demand for arbitration for alleged unpaid commissions in an amount in excess of $10 million, stemming from the sale of products from our businesses that were formerly owned by Lucent involving the Ministry of Russian Railways. In April 2003, CDC initiated the arbitration before the American Arbitration Association. The plaintiff alleges that as a result of agreements entered into between the plaintiff and us, it is owed commissions on sales by us to the Ministry of Russian Railways on a continuing basis. We believe that the agreements relating to their claim have expired or do not apply to the products in question. As the sales of products continue, CDC may likely increase its commission demand. The parties are in the process of selecting arbitrators.

  Lucent Consumer Products Class Actions

        In several class action cases (the first of which was filed on June 24, 1996), plaintiffs claim that AT&T and Lucent engaged in fraud and deceit in continuing to lease residential telephones to consumers without adequate notice that the consumers would pay well in excess of the purchase price of a telephone by continuing to lease. The cases were removed and consolidated in federal court in Alabama, and were subsequently remanded to their respective state courts (Illinois, Alabama, New Jersey, New York and California). In July 2001, the Illinois state court certified a nationwide class of plaintiffs. The case in Illinois was scheduled for trial on August 5, 2002. Prior to commencement of trial, however, the parties agreed to a settlement of the claims on a class-wide basis. The settlement was approved by the court on November 4, 2002. Claims from Class members were required to be filed on or about January 15, 2003.

        Any liability incurred by Lucent in connection with these class action cases will be considered an exclusive Lucent liability under the Contribution and Distribution Agreement between Lucent and us and, as a result, we are responsible for 10% of any such liability in excess of $50 million. We recently agreed with Lucent to pay $6 million in satisfaction of our liability in this matter, although Lucent has notified us that we may be responsible for some additional costs that may be incurred in connection with the conclusion of the claims administration. Based on our discussions with Lucent, we do not expect those additional costs to be material.

  Patent Infringement Claim

        AudioFAX IP, LLC recently filed an action against us in the U.S. District Court for the Northern District of Georgia alleging that we have infringed five of its patents relating to facsimile products in violation of federal patent laws. This matter is in the early stages of litigation and we cannot determine whether the outcome of this action will have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security-Holders.

        During the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K, no matter was submitted to a vote of security-holders.

PART II

Item 5.    Market For Registrant's Common Equity and Related Stockholder Matters.

        Information required by this item is incorporated by reference from Note 19 to the Consolidated Financial Statements included in our 2003 Annual Report.

Item 6.    Selected Financial Data.

        Information required by this item is incorporated by reference from Selected Financial Data included in our 2003 Annual Report.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Information required by this item is incorporated by reference from Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2003 Annual Report.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Information required by this item is incorporated by reference from the discussion under the heading "Financial Instruments" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2003 Annual Report.

Item 8.    Financial Statements and Supplementary Data.

        Information required by this item is incorporated by reference from the Report of Independent Auditors and from our consolidated financial statements and related notes included in our 2003 Annual Report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our reports and to other members of senior management and the Board of Directors.

        Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

        There were no significant changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect our ability to record, process, summarize and report financial information.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        The following table sets forth information as of September 30, 2003 as to persons who serve as our executive officers.

Name	Age	Position
Donald K. Peterson	54	Chairman and Chief Executive Officer
Stephan Clark	50	Group Vice President, Connectivity Solutions
Pamela F. Craven	49	Senior Vice President, General Counsel and Secretary
Louis J. D'Ambrosio	39	Group Vice President, Avaya Global Services
Maryanne DiMarzo	52	Senior Vice President, Human Resources
David P. Johnson	43	Group Vice President, Small and Medium Business Solutions
Thomas A. Lesica	44	Group Vice President, Global IT and Business Operations
Garry K. McGuire, Sr.	56	Chief Financial Officer and Senior Vice President, Corporate Development
Michael Thurk	50	Group Vice President, Enterprise Communications Group

        Information about our Directors, including Mr. Peterson, is incorporated by reference from the discussion under Proposal 1 set forth in our Proxy Statement for the 2004 Annual Meeting of Shareholders.

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

        Louis J. D'Ambrosio has been our Group Vice President, Avaya Global Services, since December 19, 2002. Prior to December 19, 2002, Mr. D'Ambrosio served in a number of executive positions with International Business Machines Corporation, including most recently as Vice President of Worldwide, Sales and Global Operations-Software Business. Mr. D'Ambrosio joined IBM in 1987.

        Maryanne DiMarzo has been our Senior Vice President, Human Resources since August 1, 2002. Ms. DiMarzo was our Vice President, Human Resources from September 30, 2000 until July 31, 2002. Ms. DiMarzo was Vice President, Human Resources, for Lucent Technologies Inc.'s ("Lucent") Enterprise Networks Group from April 2000 until September 30, 2000. From 1997 until March 2000, Ms. DiMarzo was Human Resources Vice President of the Corporate Centers at Lucent.

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

        Thomas A. Lesica has been our Group Vice President, Global IT and Business Operations since June, 2003. From May 2000 until June 2003, Mr. Lesica was the Chief Operations Officer and Chief Technology Officer of New Roads, Inc. From January 1999 to May 2000, he was the Senior Vice President and Chief Information Officer of J. Crew Inc. From January 1997 to January 1999, he was the Chief Information Officer of Pepsi-Cola Company.

        Garry K. McGuire, Sr.    has been our Chief Financial Officer since September 30, 2000 and our Senior Vice President, Corporate Development, since June 2003. Mr. McGuire was Chief Financial Officer for Lucent Technologies Inc.'s ("Lucent") Enterprise Networks Group from May 2000 until September 30, 2000. Mr. McGuire was a consultant to Kleiner, Perkins, Caufield and Byers/Broadband Office from August 1999 to December 1999. He was President and Chief Executive Officer of Williams Communications Solutions, LLC, from April 1997 to July 1999, and was President of Nortel Communications Systems, LLC ("Nortel"), from September 1995 until April 1997.

        Michael Thurk has been our Group Vice President, Enterprise Communications Group since August 1, 2002. Mr. Thurk was our Group Vice President, Systems, from January 2002 until July 31, 2002. From June 1998 until December 2001, Mr. Thurk held various positions at Ericsson Datacom Inc., including President and Executive Vice President, Division Data Backbone and Optical Networks. Mr. Thurk was President of Xyplex Networks from June 1996 until June 1998.

Item 11.    Executive Compensation

        Information required by this item is incorporated by reference from the discussion under the heading Executive Compensation and Other Information in our Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

        Information required by this item is incorporated by reference from the discussion under the heading Security Ownership of Certain Beneficial Owners and Management and under the heading Executive Compensation and Other Information- Equity Compensation Plan Information as of September 30, 2003in our Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 13.    Certain Relationships and Related Transactions.

        Information required by this item is incorporated by reference from the discussion under the heading Corporate Governance and Related Matters, Certain Relationships and Related Party Transactions in our Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 14.    Principal Accounting Fees and Services.

        Information required by this item is incorporated by reference from the discussion under the heading Audit Committee Information in our Proxy Statement for the 2004 Annual Meeting of Shareholders.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)
Documents filed as a part of this Annual Report on Form 10-K:

(1)
Financial Statements:

		Page(s) in Exhibit 13 2003 Annual Report to Shareholders
(i)	Consolidated Statements of Operations	49
(ii)	Consolidated Balance Sheets	50
(iii)	Consolidated Statements of Changes in Stockholders' Equity and of Comprehensive Loss	51
(iv)	Consolidated Statements of Cash Flows	52
(v)	Notes to Consolidated Financial Statements	53
	(2) Financial Statement Schedules:
(i)	Schedule II—Valuation and Qualifying Accounts	Page 34 of this Annual Report on Form 10-K

REPORT OF INDEPENDENT AUDITORS ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Avaya Inc.:

        Our audits of the consolidated financial statements referred to in our report dated October 21, 2003, except for Note 20, as to which the date is December 11, 2003, appearing in the 2003 Annual Report to Shareholders of Avaya Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Florham Park, New Jersey
October 21, 2003

        Separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons are omitted since no such entity constitutes a "significant subsidiary" pursuant to the provisions of Regulation S-X, Article 3-09.

  (3)
  Exhibits:

        The following documents are filed as Exhibits to this Annual Report on Form 10-K or incorporated by reference herein:

Exhibit Number
2.1	Contribution and Distribution Agreement+
2.2	Asset Purchase Agreement by and among Avaya Inc., CommScope, Inc. and SS Holdings, LLC, dated October 26, 2003*
2.3
Asset Purchase and Sale Agreement, dated as of October 29, 2003 (the "Expanets Agreement"), among Expanets, Inc., NorthWestern Corporation, NorthWestern Growth Corporation, NorthWestern Capital Corporation and Avaya Inc.(15)
2.4	Amendment No. 1 to the Expanets Agreement(15)
2.5	Amendment No. 2 to the Expanets Agreement(15)
3.1	Restated Certificate of Incorporation of Avaya Inc.+
3.2	Amended and Restated By-laws of Avaya Inc., as amended on July 18, 2002(4)
4.1	Specimen Common Stock certificate+
4.2	Restated Certificate of Incorporation of Avaya Inc. (incorporated by reference as Exhibit 3.1 hereto)+
4.3	Amended and Restated By-laws of Avaya Inc. (filed as Exhibit 3.2 hereto)(4)
4.4	Rights Agreement between Avaya Inc. and The Bank of New York, as Rights Agent+
4.5	Amendment No. 1 to Rights Agreement between Avaya Inc. and the Bank of New York as Rights Agent(5)

4.6	Form of Certificate of Designations of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.4 hereto)+
4.7	Form of Right Certificate (attached as Exhibit B to the Rights Agreement incorporated by reference as Exhibit 4.4 hereto)+
4.8	Preferred Stock Certificate(1)
4.9	Series A Warrant(1)
4.10	Series B Warrant(1)
4.11	Form of Indenture between Avaya Inc. and The Bank of New York, as Trustee(1)
4.12	Form of Supplemental Indenture between the Company and The Bank of New York, as Trustee, relating to the Liquid Yield Options Notes due 2021 (Zero Coupon-Senior)(3)
4.13	Series C Warrant(13)
4.14	Second Supplemental Indenture, dated as of March 28, 2002, between the Company and The Bank of New York, as Trustee(6)
4.15	Form of Global Note(6)
10.1	Contribution and Distribution Agreement (incorporated by reference as Exhibit 2 hereto)+
10.2	Interim Services and Systems Replication Agreement+
10.3	Employee Benefits Agreement+
10.4	Tax Sharing Agreement+
10.5	Avaya Inc. Short Term Incentive Plan+
10.6	Avaya Inc. 2000 Long Term Incentive Plan+
10.7	Avaya Inc. 2000 Long Term Incentive Plan Restricted Stock Unit Award Agreement+
10.8	Avaya Inc. 2000 Long Term Incentive Plan Nonstatutory Stock Option Agreement+
10.9	Avaya Inc. Deferred Compensation Plan+
10.10	Employment Agreement of Mr. Peterson, dated August 8, 1995+
10.11	Avaya Inc. Supplemental Pension Plan+
10.12	Avaya Inc. 2000 Stock Compensation Plan for Non-Employee Directors+
10.13	Trademark License Agreement+
10.14	Patent and Technology License Agreement+
10.15	Technology Assignment and Joint Ownership Agreement+
10.16	Development Project Agreement+
10.17	Preferred Stock and Warrant Purchase Agreement+
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
10.34
Amended and Restated Five Year Revolving Credit Facility Agreement, dated as of April 30, 2003, among Avaya Inc., as Borrower, the Lenders party thereto, Citibank, N.A., as Agent, Citigroup Global Markets, Inc., as Lead Arranger, Bank One, NA, JPMorgan Chase Bank and Deutsche Bank AG New York Branch, as Co-Syndication Agents and Co-Arrangers and Commerzbank AG, New York Branch as Co-Arranger*
10.35	Avaya Inc. Deferred Compensation Plan, as amended as of October 31, 2003*
10.36	Severance Agreement, dated as of September 1, 2003, between the Company and Donald K. Peterson*
10.37	Avaya Inc. 2000 Long Term Incentive Plan, as amended as of November 1, 2003*
10.38	Avaya Inc. Long Term Incentive Plan for Management Employees, as amended as of November 1, 2003*
13	The 2003 Annual Report to Shareholders, which, except for those portions incorporated by reference, is furnished solely for the information of the Commission and is not deemed "filed."*

21	List of Subsidiaries of Avaya Inc.*
23	Consent of PricewaterhouseCoopers LLP*
24	Power of Attorney*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sabranes-Oxley Act of 2002.*
32.1	Certification of Donald K. Peterson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Garry K. McGuire Sr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

(7)
Incorporated by reference from Avaya's Annual Report on Form 10-K for the year ended September 30, 2001.

(8)
Incorporated by reference from Avaya's Annual Report on Form 10-K for the year ended September 30, 2000.

(9)
Incorporated by reference from Avaya's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

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

(13)
Incorporated by reference from Avaya's Registration Statement on Form S-4 filed on December 23, 2002.

(14)
Incorporated by reference from Avaya's Annual Report on Form 10-K for the year ended September 30, 2002, filed December 23, 2002.

(15)
Incorporated by reference from Avaya's Current Report on Form 8-K dated November 25, 2003, filed December 10, 2003.

(b)
Reports on Form 8-K during the last quarter of the fiscal year covered by this Report:

  1.
  July 24, 2003—Item 9. Regulation FD Disclosure—Avaya furnished a press release reporting financial results for the fiscal quarter ended June 30, 2003 and held a public webcast in connection with the issuance of the press release.

  2.
  August 12, 2003—Item 9. Regulation FD Disclosure—Avaya filed Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended September 30, 2002 to amend certain items in its Annual Report on Form 10-K for the fiscal year ended September 30, 2002, which was originally filed with the Securities and Exchange Commission on December 23, 2002.

  3.
  September 9, 2003—Item 5. Other Events—Avaya announced sale of a term loan due from Expanets Inc. of approximately $27 million to a third party financial institution for a purchase price of approximately $26 million.

AVAYA INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(dollars in millions)

Column A	Column B	Column C	Column D	Column E
	Balance at Beginning of Period	Additions Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year 2003
Allowance for doubtful accounts	$27	$10	$—	$24	$13
Deferred tax asset valuation allowance	612	118	93	9	814
Year 2002
Allowance for doubtful accounts	$68	$53	$—	$94	$27
Deferred tax asset valuation allowance	49	364	202	3	612
Year 2001
Allowance for doubtful accounts	$62	$53	$—	$47	$68
Deferred tax asset valuation allowance	49	—	—	—	49

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAYA INC.
	By:	/s/ GARRY K. MCGUIRE SR.
Garry K. McGuire Sr. Chief Financial Officer and Senior Vice President, Corporate Development
December 12, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date

Principal Executive Officer:
* Donald K. Peterson	Chairman and Chief Executive Officer	December 12, 2003
Principal Financial Officer:
/s/ GARRY K. MCGUIRE SR. Garry K. McGuire Sr.	Chief Financial Officer and Senior Vice President, Corporate Development	December 12, 2003
Principal Accounting Officer:
/s/ AMARNATH K. PAI Amarnath K. Pai	Vice President, Finance Operations and Controller	December 12, 2003
Directors:
* Bruce Bond	Director	December 12, 2003
* Joseph P. Landy	Director	December 12, 2003

* Mark Leslie	Director	December 12, 2003
* Philip Odeen	Director	December 12, 2003
* Daniel C. Stanzione	Director	December 12, 2003
* Paula Stern	Director	December 12, 2003
* Anthony Terracciano	Director	December 12, 2003
* Ronald Zarrella	Director	December 12, 2003
*By:	/s/ GARRY K. MCGUIRE SR. Garry K. McGuire Sr. Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number		Page Number
2.1	Contribution and Distribution Agreement+
2.2	Asset Purchase Agreement by and among Avaya Inc., CommScope, Inc. and SS Holdings, LLC, dated October 26, 2003*
2.3
Asset Purchase and Sale Agreement, dated as of October 29, 2003 (the "Expanets Agreement"), among Expanets, Inc., NorthWestern Corporation, NorthWestern Growth Corporation, NorthWestern Capital Corporation and Avaya Inc.(15)
2.4	Amendment No. 1 to the Expanets Agreement(15)
2.5	Amendment No. 2 to the Expanets Agreement(15)
3.1	Restated Certificate of Incorporation of Avaya Inc.+
3.2	Amended and Restated By-laws of Avaya Inc., as amended on July 18, 2002(4)
4.1	Specimen Common Stock certificate+
4.2	Restated Certificate of Incorporation of Avaya Inc. (incorporated by reference as Exhibit 3.1 hereto)+
4.3	Amended and Restated By-laws of Avaya Inc. (filed as Exhibit 3.2 hereto)(4)
4.4	Rights Agreement between Avaya Inc. and The Bank of New York, as Rights Agent+
4.5	Amendment No. 1 to Rights Agreement between Avaya Inc. and the Bank of New York as Rights Agent(5)
4.6	Form of Certificate of Designations of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.4 hereto)+
4.7	Form of Right Certificate (attached as Exhibit B to the Rights Agreement incorporated by reference as Exhibit 4.4 hereto)+
4.8	Preferred Stock Certificate(1)
4.9	Series A Warrant(1)
4.10	Series B Warrant(1)
4.11	Form of Indenture between Avaya Inc. and The Bank of New York, as Trustee(1)
4.12	Form of Supplemental Indenture between the Company and The Bank of New York, as Trustee, relating to the Liquid Yield Options Notes due 2021 (Zero Coupon-Senior)(3)
4.13	Series C Warrant (13)
10.22	Second Supplemental Indenture, dated as of March 28, 2002, between the Company and The Bank of New York, as Trustee(6)
10.23	Form of Global Note(6)
10.1	Contribution and Distribution Agreement (incorporated by reference as Exhibit 2 hereto)?
10.2	Interim Services and Systems Replication Agreement?
10.3	Employee Benefits Agreement+

10.4	Tax Sharing Agreement+
10.5	Avaya Inc. Short Term Incentive Plan+
10.6	Avaya Inc. 2000 Long Term Incentive Plan+
10.7	Avaya Inc. 2000 Long Term Incentive Plan Restricted Stock Unit Award Agreement+
10.8	Avaya Inc. 2000 Long Term Incentive Plan Nonstatutory Stock Option Agreement+
10.9	Avaya Inc. Deferred Compensation Plan+
10.10	Employment Agreement of Mr. Peterson, dated August 8, 1995+
10.11	Avaya Inc. Supplemental Pension Plan+
10.12	Avaya Inc. 2000 Stock Compensation Plan for Non-Employee Directors+
10.13	Trademark License Agreement+
10.14	Patent and Technology License Agreement+
10.15	Technology Assignment and Joint Ownership Agreement+
10.16	Development Project Agreement+
10.17	Preferred Stock and Warrant Purchase Agreement+
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
10.34
Amended and Restated Five Year Revolving Credit Facility Agreement, dated as of April 30, 2003, among Avaya Inc., as Borrower, the Lenders party thereto, Citibank, N.A., as Agent, Citigroup Global Markets, Inc., as Lead Arranger, Bank One, NA, JPMorgan Chase Bank and Deutsche Bank AG New York Branch, as Co-Syndication Agents and Co-Arrangers and Commerzbank AG, New York Branch as Co-Arranger*
10.35	Avaya Inc. Deferred Compensation Plan, as amended as of October 31, 2003*
10.36	Severance Agreement, dated as of September 1, 2003, between the Company and Donald K. Peterson*
10.37	Avaya Inc. 2000 Long Term Incentive Plan, as amended as of November 1, 2003*
10.38	Avaya Inc. Long Term Incentive Plan for Management Employees, as amended as of November 1, 2003*
13	The 2002 Annual Report to Shareholders, which, except for those portions incorporated by reference, is furnished solely for the information of the Commission and is not deemed "filed."*
21	List of Subsidiaries of Avaya Inc.*
23	Consent of PricewaterhouseCoopers LLP*
24	Power of Attorney*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Donald K. Peterson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Garry K. McGuire Sr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

(7)
Incorporated by reference from Avaya's Annual Report on Form 10-K for the year ended September 30, 2001.

(8)
Incorporated by reference from Avaya's Annual Report on Form 10-K for the year ended September 30, 2000.

(9)
Incorporated by reference from Avaya's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

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

(13)
Incorporated by reference from Avaya's Registration Statement on Form S-4 filed on December 23, 2002.

(14)
Incorporated by reference from Avaya's Annual Report on Form 10-K for the year ended September 30, 2002, filed December 23, 2002.

(15)
Incorporated by reference from Avaya's Current Report on Form 8-K dated November 25, 2003, filed December 10, 2003.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
PART I
  Item 4. Submission of Matters to a Vote of Security-Holders.
PART II
  Item 5. Market For Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accounting Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE
AVAYA INC. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (dollars in millions)
SIGNATURES
EXHIBIT INDEX