Form 10-Q
period 2003-12-31
AVAYA INC
filed 2004-02-10
CIK 1116521

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended December 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-15951

AVAYA INC.

A DELAWARE CORPORATION	I.R.S. EMPLOYER NO. 22-3713430
211 Mount Airy Road, Basking Ridge, New Jersey 07920 Telephone Number 908-953-6000

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined by 12(b) of the Securities and Exchange Act of 1934). Yes ☒    No ☐

        At December 31, 2003, 424,589,588 common shares were outstanding.

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

PART I

Item 1. Financial Statements.

AVAYA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in millions, except per share amounts)
(unaudited)

	Three Months Ended December 31,
	2003	2002
REVENUE
Products	$482	$459
Services	489	487

	971	946

COSTS
Products	222	238
Services	301	312

	523	550

GROSS MARGIN	448	396

OPERATING EXPENSES
Selling, general and administrative	313	334
Research and development	83	86

TOTAL OPERATING EXPENSES	396	420

OPERATING INCOME (LOSS)	52	(24)
Other income, net	6	3
Interest expense	21	19

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	37	(40)
Provision for income taxes	7	85

INCOME (LOSS) FROM CONTINUING OPERATIONS	30	(125)
DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	(18)	6
Provision for income taxes	2	2

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(20)	4

NET INCOME (LOSS)	$10	$(121)

Earnings (Loss) Per Common Share—Basic and Diluted:
Earnings (loss) per share from continuing operations	$0.07	$(0.34)
Earnings (loss) per share from discontinued operations	(0.05)	0.01

Earnings (loss) per share	$0.02	$(0.33)

See Notes to Consolidated Financial Statements.

AVAYA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in millions, except per share amounts)

	As of December 31, 2003	As of September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,044	$1,192
Receivables, less allowances of $108 and $86 as of December 31, 2003 and September 30, 2003, respectively	627	642
Inventory	295	264
Deferred income taxes, net	61	69
Other current assets	217	190
Current assets of discontinued operations	199	212

TOTAL CURRENT ASSETS	2,443	2,569

Property, plant and equipment, net	609	604
Deferred income taxes, net	378	370
Goodwill	213	146
Other assets	266	178
Other assets of discontinued operations	192	190

TOTAL ASSETS	$4,101	$4,057

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$320	$305
Business restructuring reserve	58	66
Payroll and benefit obligations	242	261
Current portion of long-term debt	289	—
Deferred revenue	173	137
Other current liabilities	296	312
Current liabilities of discontinued operations	61	88

TOTAL CURRENT LIABILITIES	1,439	1,169

Long-term debt	665	953
Benefit obligations	1,220	1,224
Other liabilities	503	490
Other liabilities of discontinued operations	22	21

TOTAL NON-CURRENT LIABILITIES	2,410	2,688

Commitments and contingencies
STOCKHOLDERS' EQUITY
Series A junior participating preferred stock, par value $1.00 per share, 7.5 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 1.5 billion shares authorized, 426,910,711 and 419,434,414 issued (including 2,321,123 and 878,254 treasury shares) as of December 31, 2003 and September 30, 2003, respectively	4	4
Additional paid-in capital	2,164	2,151
Accumulated deficit	(1,260)	(1,270)
Accumulated other comprehensive loss	(630)	(679)
Less treasury stock at cost	(26)	(6)

TOTAL STOCKHOLDERS' EQUITY	252	200

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,101	$4,057

See Notes to Consolidated Financial Statements.

AVAYA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)
(unaudited)

	Three Months Ended December 31,
	2003	2002
OPERATING ACTIVITIES:
Net income (loss)	$10	$(121)
Less: Income (loss) from discontinued operations, net	(20)	4

Income (loss) from continuing operations	30	(125)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used for) operating activities:
Depreciation and amortization	38	40
Provision for uncollectible receivables	4	6
Deferred income taxes	3	(36)
Deferred tax valuation allowance	—	119
Amortization of restricted stock units	7	6
Adjustments for other non-cash items, net	10	(3)
Changes in operating assets and liabilities, net of effects of acquired businesses:
Receivables	57	119
Inventory	(3)	23
Interest rate swap termination	—	19
Restricted cash	(48)	(10)
Accounts payable	(62)	(79)
Payroll and benefits, net	(26)	(8)
Business restructuring reserve	(8)	(41)
Deferred revenue	(10)	(5)
Other assets and liabilities	(27)	(5)

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(35)	20

INVESTING ACTIVITIES:
Capital expenditures	(20)	(6)
Acquisition of businesses, net of cash acquired	(97)	—
Proceeds from sales of discontinued businesses	3	—
Other investing activities, net	—	5

NET CASH USED FOR INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(114)	(1)

FINANCING ACTIVITIES:
Issuance of common stock	16	3

NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	16	3

Effect of exchange rate changes on cash and cash equivalents	9	4

Net cash provided by (used in) continuing operations	(124)	26
Net cash provided by (used in) discontinued operations	(24)	28

Net increase (decrease) in cash and cash equivalents	(148)	54
Cash and cash equivalents at beginning of fiscal year	1,192	597

Cash and cash equivalents at end of period	$1,044	$651

See Notes to Consolidated Financial Statements.

AVAYA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Background and Basis of Presentation

Background

        Avaya Inc. (the "Company" or "Avaya") provides comprehensive communications solutions comprised of communication systems, applications and services for enterprises, including businesses, government agencies and other organizations. The Company's product offerings include Internet Protocol ("IP") telephony systems that converge voice, data and other traffic across a single unified network, traditional voice communication systems, contact center infrastructure and applications in support of customer relationship management and unified communications applications. The Company supports its broad customer base with comprehensive global service offerings that enable customers to plan, design, implement and manage their communications networks.

Basis of Presentation

        The accompanying unaudited consolidated financial statements as of December 31, 2003 and for the three months ended December 31, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission for interim financial statements, and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003. In the Company's opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated. Certain prior year amounts have been reclassified to conform to the current interim period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

        In November 2003, the Company acquired substantially all of the assets and assumed certain liabilities of Expanets, Inc. ("Expanets"), a subsidiary of NorthWestern Corporation ("Northwestern") in a transaction accounted for as a business combination.

        In October 2003, the Company agreed to sell, and in January 2004 completed the sale of, certain assets and liabilities of its Connectivity Solutions business, except for the sale of certain remaining international operations that will be completed later this year. Upon the closing of the acquisition of substantially all of the assets and certain liabilities of Expanets, the Company decided to divest the portions of the businesses it acquired from Expanets that previously distributed other vendors' products. For financial statement purposes, the assets, liabilities, results of operations and cash flows of these businesses have been segregated from those of continuing operations and are presented in the Company's financial statements as discontinued operations (see Note 3).

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncement

Summary of Significant Accounting Policies

Restricted cash

        As of December 31, 2003 and September 30, 2003, the Company had $73 million and $25 million, respectively, of restricted cash included in other assets in the Consolidated Balance Sheets. This cash is restricted in use and has been pledged to secure letters of credit, surety bonds and other purchase guarantees that ensure the Company's performance or payment to third parties in accordance with specified terms and conditions.

Stock Compensation

        The Company's employees participate in stock option plans. The Company applies the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for such stock compensation. Accordingly, no stock-based employee compensation cost related to stock options is reflected in the Company's Statements of Operations, as all options granted under the plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company records compensation expense for the amortization of restricted stock units issued to employees based on the fair market value of the restricted stock units at the date of grant over the vesting period, which is typically three years. The following table illustrates the effect on net income (loss) available to common stockholders and earnings (loss) per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure."

	Three Months Ended December 31,
	2003	2002
	(dollars in millions, except per share amounts)
Net income (loss), as reported	$10	$(121)
Total stock-based employee compensation income (expense) determined under fair value based method, net of related tax effect	(5)	27

Pro forma net income (loss)	$5	$(94)

Earnings (Loss) per share—Basic and Diluted
As reported	$0.02	$(0.33)
Pro forma	$0.01	$(0.26)

        The fair value of stock options used to compute pro forma net loss for the three months ended December 31, 2002 resulted in additional income because a substantial number of previously granted options had been forfeited and the cumulative reversal of pro forma expense related to these options exceeded the pro forma expense related to the remaining outstanding options.

Recent Accounting Pronouncement

FASB Staff Position No. FAS 106-1

        In January 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 106-1 ("FAS 106-1"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the Medicare Prescription Drug Act).

FAS 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug Act that became law on December 8, 2003. If an entity elects deferral, that election may not be changed, and the deferral continues to apply until authoritative guidance on the accounting for the federal subsidy provided by the Medicare Prescription Drug Act is issued, or a significant event occurs after January 31, 2004 that ordinarily would require remeasurement of a postretirement benefit plan's assets and obligations. The Company has elected the deferral permitted by FAS 106-1. The adoption of the authoritative guidance, when released, is not expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows.

3. Acquisition and Discontinued Operations

Acquisition of Expanets

        On November 25, 2003, the Company acquired substantially all of the assets and assumed certain liabilities of Expanets. Expanets was a nationwide provider of networked communications and data products and services to small and mid-sized businesses and prior to the acquisition was one of the Company's largest dealers. The acquisition will allow the Company to continue providing quality sales and service support for Expanets' customers and grow its small and mid-sized business. Under the terms of the asset purchase agreement, the Company paid a purchase price at the closing of $97 million, consisting of (i) approximately $55 million in cash paid to Expanets, (ii) approximately $27 million paid to a creditor of Expanets to satisfy a debt obligation of Expanets, and (iii) approximately $15 million deposited into an escrow account to satisfy certain liabilities of Expanets. The Company also made a payment of approximately $12 million to secure a letter of credit on behalf of Expanets, which is classified as restricted cash. The results of the businesses the Company acquired from Expanets have been included in the Company's consolidated financial statements from the date of acquisition on November 25, 2003.

        The $97 million purchase price is subject to a working capital adjustment to be prepared by the Company in the second quarter of fiscal 2004. This working capital adjustment is subject to the review and agreement by NorthWestern. Accordingly, the purchase price allocation noted below has been prepared on a preliminary basis, and reasonable changes are expected as additional information becomes available.

As of November 25, 2003:	(dollars in millions)
Cash	$3
Accounts receivable	45
Inventory	24
Other assets	10
Fixed assets	17
Intangibles	32
Goodwill	63
Accounts payable	(45)
Termination obligations	(21)
Other liabilities	(41)
Net assets from discontinued operations	10

Purchase price	$97

        At the date of acquisition, the Company recorded Expanets' accounts receivables, inventory, liabilities and identified intangibles at estimated fair value and fixed assets at estimated replacement cost. Identifiable intangibles consist of $21 million of customer relationships, which will be amortized over 15 years, and $11 million of agency relationships having an indefinite life. Customer relationships represent a database of information that acts as a source of repeat business for the Company. The information contained in the database includes the preferences of the customer along with the history of services provided to the customer. Agency relationships represent the relationship Expanets has with multiple phone carriers across the U.S. The Company receives a commission for selling phone services to its customers on behalf of the phone carriers.

        Fixed assets consist mainly of telecommunications equipment of $2 million and computer equipment and software of $10 million. The remainder of the purchase price in excess of the net assets acquired was recorded as goodwill. The Company expects to complete the valuation of the assets acquired and the liabilities assumed by the end of fiscal 2004.

        Goodwill attributable to the businesses acquired from Expanets of $63 million was assigned $13 million to the Enterprise Communications Group segment ("ECG"), $47 million to the Services segment and $3 million to the Small and Medium Business Solutions ("SMBS") segment. Of that total amount, $47 million is expected to be deductible for tax purposes over a 15 year period.

        In connection with the acquisition, the Company recorded liabilities of $21 million for severance and lease termination obligations as of December 31, 2003. The Company has recognized these costs as a liability assumed as of the acquisition date, which are included in goodwill. These restructuring costs consisted of $10 million of employee separation benefits for approximately 1,750 employees and $11 million related to the closure of redundant real estate facilities. The Company expects to have completed the severance payments by the end of fiscal 2004 and to have substantially completed the lease termination obligations by fiscal 2007.

Sale of a Portion of Expanets' Business

        Upon the closing of the transaction, the Company decided to sell the portions of the Expanets business that previously distributed other vendors' products and, accordingly, began accounting for this portion of Expanets' business as discontinued operations. In the first quarter of fiscal 2004, the Company sold, in a series of transactions, certain assets and liabilities attributed to certain of these businesses for an aggregate consideration of $7 million. Income (loss) from discontinued operations for the three months ended December 31, 2003, includes $7 million of revenue and $5 million of loss before income taxes related to the portions of Expanets that are being divested. The businesses that were not sold as of December 31, 2003 have been recorded in the Consolidated Balance Sheet as discontinued operations with $12 million in current assets and $5 million in current liabilities. The Company expects to divest or eliminate the remaining businesses by the end of the second quarter of fiscal 2004.

        See Note 13, Subsequent Events, regarding the sale of an additional portion of the business acquired from Expanets.

        The following unaudited pro forma financial information presents the Company's results as if the Expanets acquisition and sale of a portion of the Expanets business had occurred at the beginning of the respective periods:

	Three Months Ended December 31,
	2003	2002
	(unaudited; dollars in millions, except per share amounts)
Revenue	$1,019	$990
Net income (loss)	25	(162)
Earnings (loss) per share—basic and diluted	$0.06	$(0.44)

        These pro forma results have been prepared for comparative purposes only and include certain adjustments such as the elimination of intercompany revenue and costs, additional amortization expense as a result of identifiable intangible assets arising from the acquisition, and the removal of items included in Expanets' historical results that did not relate to assets or liabilities acquired by the Company. The pro forma results are not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the respective periods or of future results.

Sale of Connectivity Solutions

        In October 2003, the Company agreed to sell certain assets and liabilities of its Connectivity Solutions business to CommScope, Inc. ("CommScope") and, accordingly, the Company began accounting for this business as discontinued operations. On January 31, 2004, the sale of essentially all of Connectivity Solutions was completed, except for the sale of certain remaining international operations that will be completed later this year. Under the terms of the agreement signed with CommScope in October 2003, the Company received approximately $250 million of cash, subject to post-closing adjustments, 1,761,538 shares of CommScope common stock valued at approximately $33 million on the closing date, and the assumption by CommScope of certain liabilities. The Company expects to record a gain from the sale in income (loss) from discontinued operations in the second quarter of fiscal 2004. If certain assets and liabilities are not transferred by the end of the second quarter, an additional gain or a partially offsetting loss from the sale will be recorded in the third quarter of fiscal 2004. Because the products offered by Connectivity Solutions do not fit strategically with the rest of the Company's product portfolio, the Company believes the sale will enable it to strengthen its focus on the Company's core product offerings.

        Listed below are the major classes of assets and liabilities of Connectivity Solutions as of December 31, 2003 that are included as part of the disposal group:

(dollars in millions)

Assets
Receivables	$57
Inventory	128
Property, plant and equipment, net	181
Other assets	13

Total assets	$379

Liabilities
Accounts payable	$28
Payroll and benefit obligation	27
Other liabilities	23

Total liabilities	$78

        Upon disposal of the Connectivity Solutions international operations, the Company expects to transfer to income an unrealized foreign currency translation gain, which is included as a component of accumulated other comprehensive loss on the Consolidated Balance Sheet. This currency translation gain will be included in the determination of gain on sale of discontinued operations.

        Income (loss) from discontinued operations for the three months ended December 31, 2003, includes $138 million of revenue and $13 million of loss before income taxes related to Connectivity Solutions.

        In connection with the closing of the transaction, in the second quarter of fiscal 2004, the Company estimates, based upon an actuarial calculation using data as of December 31, 2003, that it will recognize a pension and postretirement curtailment loss of approximately $25 million and a settlement loss of approximately $37 million upon the transfer of pension and postretirement benefit assets and liabilities to CommScope. The estimated curtailment and settlement losses are subject to change based upon intervening events that may occur between January 31, 2004, the closing date, and March 31, 2004, the date on which the pension and postretirement benefit assets and obligations are expected to transfer. These losses will increase the benefit obligation being transferred to CommScope by approximately $52 million and will remove an intangible asset of approximately $10 million that relates to unrecognized prior service costs associated with the benefit obligation, which is included in other assets in the table above. These losses will be recorded as a loss from discontinued operations in the period that they occur. Once the pension and postretirement benefit assets and liabilities are transferred to CommScope, a corresponding gain on the sale will be recognized for the removal of these net liabilities from the balance sheet. To the extent the net pension and postretirement benefit liabilities transferred to CommScope exceed approximately $57 million, the Company is responsible for reimbursing CommScope for any such excess. The excess, if any, will reduce the gain on the sale of Connectivity Solutions.

        On October 30, 2003, in exchange for the agreement of the International Brotherhood of Electrical Workers to withdraw numerous pending and threatened grievances and arbitration demands against the Company in connection with the Connectivity Solutions business, the Company agreed to provide a one-time payment of five thousand dollars per person to certain employees and offer an enhanced retirement incentive for those employees who were pension eligible as of December 2, 2003. In the first quarter of fiscal 2004, the Company recorded a charge of approximately $7 million for the one-time payment and $4 million related to the acceptance by 124 employees of the retirement incentive offer. Each of these charges is included in the loss from discontinued operations in the Consolidated Statement of Operations.

4. Goodwill and Intangible Assets

        The changes in the carrying value of goodwill, including the amount primarily attributed to the acquisition of Expanets, for the first quarter of fiscal 2004 by operating segment are as follows:

	Enterprise Communications Group	Small and Medium Business Solutions	Services	Total
	(dollars in millions)
Balance as of September 30, 2003	$118	$28	$—	$146
Goodwill acquired	13	3	48	64
Impact of foreign currency exchange rate fluctuations	—	3	—	3

Balance as of December 31, 2003	$131	$34	$48	$213

        The following table presents the components of the Company's acquired intangible assets with definitive lives, which are included in other assets in the Consolidated Balance Sheets.

	As of December 31, 2003			As of September 30, 2003
Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(dollars in millions)
Existing technology	$123	$119	$4	$123	$117	$6
Customer relationships	21	—	21	—	—	—

Total intangible assets	$144	$119	$25	$123	$117	$6

        Amortization expense for the Company's acquired intangible assets with definitive lives was $2 million and $3 million for the three months ended December 31, 2003 and 2002, respectively. Estimated amortization expense for the succeeding fiscal years as of December 31, 2003 is (i) $3 million for the remaining nine months in fiscal 2004; (ii) $2 million in 2005; (iii) $2 million in 2006; (iv) $1 million in 2007; and (5) $17 million in 2008 and thereafter.

        As discussed in Note 3, in connection with the acquisition of Expanets, the Company identified $11 million of intangible assets having indefinite lives, which are included in other assets in the Consolidated Balance Sheets. Intangible assets with indefinite lives are not subject to amortization and will be tested for impairment annually. The Company will evaluate the remaining useful life of these intangible assets to determine whether events and circumstances continue to support an indefinite useful life and will compare the fair value of these intangible assets with their carrying amount. To the extent the fair value exceeds the carrying amount, an impairment charge would be recorded.

5. Comprehensive Income (Loss)

        Other comprehensive income (loss) is recorded directly to a separate section of stockholders' equity in accumulated other comprehensive loss and includes unrealized gains and losses excluded from the Consolidated Statements of Operations. These unrealized gains and losses for the three months ended December 31, 2003 and 2002 consisted primarily of foreign currency translation adjustments, which were not adjusted for income taxes since they primarily relate to indefinite investments in non-U.S. subsidiaries.

	Three Months Ended December 31,
	2003	2002
	(dollars in millions)
Net income (loss)	$10	$(121)
Other comprehensive income: Foreign currency translations	49	25

Total comprehensive income (loss)	$59	$(96)

6. Supplementary Financial Information

Balance Sheet Information

	As of December 31, 2003	As of September 30, 2003
	(dollars in millions)
INVENTORY
Finished goods	$221	$198
Work in-process and raw materials	74	66

Total inventory	$295	$264

Cash Flow Information

	Three Months Ended December 31,
	2003	2002
	(dollars in millions)
Non-cash transactions:
Investment in equity securities	$6	$—
Warrants to purchase common stock issued in LYONs Exchange Offer	—	5

Total non-cash transactions	$6	$5

7. Business Restructuring Reserve

        The business restructuring reserve reflects the remaining balance associated with the Company's previous business restructuring actions. The following table summarizes the status of the Company's business restructuring reserve as of and for the three months ended December 31, 2003:

	Employee Separation Costs	Lease Termination Obligations	Total Business Restructuring Reserve
	(dollars in millions)
Balance as of September 30, 2003	$4	$62	$66
Cash payments	(1)	(7)	(8)

Balance as of December 31, 2003	$3	$55	$58

        The Company expects to complete the payment of its employee separation costs by the end of fiscal 2004. Payments on lease obligations, net of estimated sublease income, will extend through 2011 because, in certain circumstances, the remaining lease payments were less than the termination fees.

8. Debt and Derivative Financial Instruments

        Debt outstanding consists of the following:

	As of December 31, 2003		As of September 30, 2003
	(dollars in millions)
Current portion of long-term debt:
LYONs convertible debt, net of discount	$289		$—

Long-term debt:
LYONs convertible debt, net of discount	—		287
11 1/8%Senior Secured Notes, net of discount and premium	665	(1)	666	(1)

Total long-term debt	665		$953

Total debt	$954		$953

(1)
The aggregate principal amount outstanding of the 11 1/8% Senior Secured Notes due April 2009 ("Senior Secured Notes") as of December 31, 2003 and September 30, 2003, was $640 million. The net book value for each period presented reflects a reduction for the unamortized discount and premium, and the unamortized deferred gain related to the termination of the Company's interest rate swap agreements in December 2002, of $15 million and $16 million, respectively. Upon termination of the agreements, the Company received cash proceeds of $19 million representing a deferred gain, which is being amortized as a reduction to interest expense over the remaining term of the Senior Secured Notes.

LYONs Put Obligation

        The Company has classified the Liquid Yield Option™ Notes due 2021 ("LYONs") convertible debt as a current obligation as of December 31, 2003 because the holders may require the Company to purchase all or a portion of their LYONs on October 31, 2004, the first put date. If the LYONs are put to the Company, the Company may, at its option, elect to pay the purchase price in cash or shares of common stock, or any combination thereof.

Credit Facility Amendment

        In October 2003, the Company and the lenders under the Company's five-year revolving credit agreement ("Credit Facility") amended the Credit Facility to increase the amount allowed for external investments from $50 million, by an additional $100 million, if the increased amount is to be used for the purchase of the stock or substantially all of the assets of Expanets prior to December 31, 2003.

See Note 13, Subsequent Events, for a discussion of the amendment to the Credit Facility in January 2004.

Interest Rate Swap Agreements

        During the first quarter of fiscal 2004, the Company entered into four interest rate swap agreements each having a notional amount of $50 million and a maturity date of April 2009. Under these agreements, the Company receives a fixed interest rate of 11 1/8% and pays a floating interest rate based on the six-month LIBOR (in arrears) plus an agreed-upon spread of 6.55%, 6.8575%, 6.94% and 6.8%, respectively. The interest rate swaps effectively convert a portion of the Senior Secured Notes from fixed rate debt into floating rate debt.

See Note 13, Subsequent Events, for a discussion of an additional interest rate swap agreement entered into by the Company in January 2004.

9. Stock Compensation

        During the first quarter of fiscal 2004, the Company granted to eligible employees approximately 8 million stock options at a weighted average exercise price of $13.24 and approximately 401 thousand restricted stock units at a weighted average market value of $13.28.

        A total of approximately 4.9 million restricted stock units held by employees vested during the first quarter of fiscal 2004. Of this amount, approximately 1.4 million shares underlying the restricted stock units were withheld for purposes of remitting federal and state income and payroll taxes related to the vesting of the units. The remaining approximately 3.4 million shares underlying the restricted stock units were distributed to the employees upon vesting. The 1.5 million shares withheld for tax purposes are recorded as treasury stock at the value of the shares as of the respective vesting dates and account for the $20 million increase in treasury stock from September 30, 2003 to December 31, 2003.

10. Earnings (Loss) Per Share of Common Stock

        Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share is calculated by adjusting net income (loss) and weighted average outstanding shares, assuming conversion of all potentially dilutive securities including stock options, restricted stock units, warrants, and convertible debt.

	Three Months Ended December 31,
	2003	2002
	(dollars in millions, except per share amounts)
Income (loss) from Continuing Operations	$30	$(125)
Income (loss) from Discontinued Operations	(20)	4

Net income (loss)	$10	$(121)

Shares used in computing earnings (loss) per common share:
Basic	421	366

Diluted	459	366

Earnings (Loss) per common share- Basic and Diluted:
Income (loss) from Continuing Operations	$0.07	$(0.34)
Income (loss) from Discontinued Operations	(0.05)	0.01

Earnings (loss) per share	$0.02	$(0.33)

Securities excluded from the computation of diluted earnings (loss) per common share:
Options(1)	31	49
Warrants(1)	7	13
Common shares issuable upon conversion of LYONs(2)	—	265

Total	38	327

(1)
These securities have been excluded from the diluted earnings (loss) per common share calculation either because the respective exercise prices are greater than the average market value of the underlying stock, or their inclusion would have been antidilutive.

(2)
For the three months ended December 31, 2002, the securities listed represent the average number of shares issuable by the Company if it were required to purchase LYONs outstanding as of December 31, 2002 on the initial October 31, 2004 put date and if the Company elected to satisfy the put obligation in shares of common stock. Such securities were excluded from the diluted loss per common share calculation as their inclusion would have been antidilutive.

11. Operating Segments

        The Company reports its operations in three segments—ECG, SMBS, and Services. The ECG segment develops, markets and sells communications products and applications to large enterprises and includes IP telephony, traditional voice communications systems, unified communications applications, multi-media contact center offerings, and appliances, such as telephone sets. The SMBS segment develops, markets and sells communications products and applications, including IP telephony systems, traditional voice systems, unified communication and contact center applications, for small and medium-sized businesses. The Services segment offers a comprehensive portfolio of services that enable customers to plan, design, build and manage their communications networks. Services' operating results also include the professional services organization as explained below.

        As described in Note 3, beginning in the first quarter of 2004, the Company classified the results of operations of Connectivity Solutions as discontinued operations. This business was previously disclosed as a separate operating segment. The segment data included below has been restated to exclude the results of Connectivity Solutions and to reallocate Connectivity's portion of corporate related expenses to the remaining operating segments. During the first quarter of fiscal 2004, the Company moved its professional services organization from ECG to the Services segment to expand the organization's focus into a multi-vendor environment. The Company's professional services organization provides services required to customize the Company's communication applications solutions for individual customer needs. The Company also allocated a portion of the results attributed to the Company's third-party leasing arrangement from ECG to SMBS based on the relative contribution of the arrangement to the sale of each segment's products. Accordingly, prior period amounts have been reclassified to reflect these changes.

        The segments are managed as three functional businesses and, as a result, include certain allocated costs and expenses of shared services, such as information technology, human resources, legal and finance. Costs remaining in the other unallocated category represent expenses that are not identified with the operating segments and include costs incurred to maintain vacant real estate facilities. Intersegment sales approximate fair market value and are not significant.

        The Company has outsourced all of its manufacturing operations related to ECG and SMBS segments primarily to Celestica Inc. All manufacturing of the Company's products is performed in accordance with detailed specifications and product design furnished by the Company and is subject to quality control standards.

Reportable Segments

        Summarized financial information relating to the Company's reportable segments is shown in the following table:

	Reportable Segments			Corporate
	Enterprise Communications Group	Small and Medium Business Solutions	Services	Business Restructuring Related Expenses	Other Unallocated Amounts	Total Consolidated
	(dollars in millions)
Three Months Ended December 31, 2003
Revenue	$417	$63	$489	$—	$2	$971
Operating income (loss) from continuing operations	(4)	6	53		(3)	$52
Three Months Ended December 31, 2002
Revenue	$402	$57	$487	$—	$—	$946
Operating income (loss) from continuing operations	(53)	(1)	40	(4)	(6)	$(24)

Geographic Information

        Financial information relating to the Company's revenues by geographic area was as follows:

	Three Months Ended December 31,
	2003	2002
	(dollars in millions)
Revenue(1)
U.S.	$738	$714
International	233	232

Total	$971	$946

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

Year 2000 Actions

        Three separate purported class action lawsuits are pending against Lucent Technologies, Inc. ("Lucent"), the Company's former parent, one in state court in West Virginia, one in federal court in the Southern District of New York and another in federal court in the Southern District of California. The case in New York was filed in January 1999 and, after being dismissed, was refiled in September 2000. The case in West Virginia was filed in April 1999 and the case in California was filed in June 1999, and amended in 2000 to include the Company as a defendant. The Company may also be named a party to the other actions and, in any event, has assumed the obligations of Lucent for all of these cases under the Contribution and Distribution Agreement, as described in "Transactions with Lucent" below between the Company and Lucent. All three actions are based upon claims that Lucent sold products that were not Year 2000 compliant, meaning that the products were designed and developed without considering the possible impact of the change in the calendar from December 31, 1999 to January 1, 2000. The complaints allege that the sale of these products violated statutory consumer protection laws and constituted breaches of implied warranties.

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

        The above actions have been consolidated with other purported class actions filed against Lucent on behalf of its stockholders in January 2000 and are pending in the Federal District Court for the District of New Jersey. The consolidated cases were initially filed on behalf of stockholders of Lucent who bought Lucent common stock between October 26, 1999 and January 6, 2000, but the consolidated complaint was amended to include purported class members who purchased Lucent common stock up to December 20, 2000. A class has not yet been certified in the consolidated actions. The plaintiffs in all of these stockholder class actions seek compensatory damages plus interest and attorneys' fees.

        In March 2003, Lucent announced that it had entered into a $420 million settlement of all pending shareholder and related litigation. Certain cases which are the subject of the settlement are shared contingent liabilities under the Contribution and Distribution Agreement and accordingly, the Company is responsible for 10% of the liabilities attributable to those cases, including 10% of the legal costs associated with the portion of the litigation for which the Company shares liability. In the second quarter of fiscal 2003, the Company recorded a charge of $25 million representing the Company's estimate of its liability in this matter. The Company recently reached agreement with Lucent to pay $24 million in shares of the Company's common stock in full satisfaction of its obligations under the settlement. The terms of the settlement were approved by the Federal District Court for the District of New Jersey in December 2003.

Commissions Arbitration Demand

        In July 2002, Communications Development Corporation ("CDC"), a British Virgin Islands corporation, made formal demand for arbitration for alleged unpaid commissions in an amount in excess of $10 million, stemming from the sale of products from the Company's businesses that were formerly owned by Lucent involving the Ministry of Russian Railways. In April 2003, CDC initiated the arbitration before the American Arbitration Association. The plaintiff alleges that as a result of agreements entered into between the plaintiff and the Company, it is owed commissions on sales by the Company to the Ministry of Russian Railways on a continuing basis. The Company believes that the agreements relating to their claim have expired or do not apply to the products in question. As the sales of products continue, CDC may likely increase its commission demand. The parties are in the process of selecting arbitrators.

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

        Any liability incurred by Lucent in connection with these class action cases will be considered an exclusive Lucent liability under the Contribution and Distribution Agreement between Lucent and the Company and, as a result, the Company would be responsible for 10% of any such liability in excess of $50 million. The Company recently agreed with Lucent to pay $6 million in satisfaction of its liability in this matter, although Lucent has notified the Company that it may be responsible for some additional costs that may be incurred in connection with the conclusion of the claims administration. Based on the Company's discussions with Lucent, it does not expect those additional costs to be material.

Patent Infringement Claim

        AudioFAX IP, LLC has filed an action against the Company in the U.S. District Court for the Northern District of Georgia, alleging that the Company has infringed five of its patents relating to facsimile products in violation of federal patent laws. This matter is in the early stages of litigation and the Company cannot determine whether the outcome of this action will have a material adverse effect on its financial position, results of operations or cash flows.

Variable Workforce Grievances

        The Communications Workers of America and the International Brotherhood of Electrical Workers, unions representing the Company's technicians, have filed grievances regarding an interpretation of the variable workforce agreements ("Agreements") entered into between the Company and the unions in June 2003. The unions allege that the Company has violated the agreements by activating some, but not all, variable workforce employees (approximately 850 in total) for duty from August 2003, and not paying such employees for the minimum amount of weeks to which they claim entitlement under their interpretation of the Agreements. The Company has denied the grievances relating to these cases. At this time, the Company cannot determine whether these disputes will have a material adverse effect on the Company's financial position, results of operations or cash flows.

Environmental, Health and Safety Matters

        The Company is subject to a wide range of governmental requirements relating to employee safety and health and to the handling and emission into the environment of various substances used in its operations. The Company is subject to certain provisions of environmental laws, particularly in the United States, governing the cleanup of soil and groundwater contamination. Such provisions impose liability for the costs of investigating and remediating releases of hazardous materials at currently or formerly owned or operated sites. In certain circumstances, this liability may also include the cost of cleaning up historical contamination, whether or not caused by the Company. The Company is currently conducting investigation and/or cleanup of known contamination at approximately seven of its facilities either voluntarily or pursuant to government directives. None of the sites are reasonably likely to generate environmental costs that will be individually material nor will environmental costs for all sites in the aggregate be material. There are no known third parties who may be responsible for investigation and/or cleanup at these sites and therefore, for purposes of assessing the adequacy of financial reserves for these liabilities, the Company has not assumed that it will recover amounts from any third party, including under any insurance coverage or indemnification arrangement. Although the

Company does not separately track recurring costs of managing hazardous substances and pollutants in ongoing operations, it does not believe them to be material.

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

        The Company assesses the adequacy of environmental reserves on a quarterly basis. For each of the three month periods ended December 31, 2003 and 2002, no amounts were charged to the Statements of Operations for environmental costs as reserves were deemed to be adequate. Expenditures for environmental matters each of the three month periods ended December 31, 2003 and 2002 were not material to the Company's financial position, results of operations or cash flows. Payment for the environmental costs covered by the reserves may be made over a 30-year period.

Product Warranties

        The Company recognizes a liability for the estimated costs that may be incurred to remedy certain deficiencies of quality or performance of the Company's products. These product warranties extend over a specified period of time generally ranging up to one year from the date of sale depending upon the product subject to the warranty. The Company accrues a provision for estimated future warranty costs based upon the historical relationship of warranty claims to sales. The Company periodically reviews the adequacy of its product warranties and adjusts, if necessary, the warranty percentage and accrued warranty reserve, which is included in other current liabilities in the Consolidated Balance Sheets, for actual experience.

        The following table reconciles the changes in the Company's product warranty reserve as of and for the three months ended December 31, 2003:

(dollars in millions)
Balance at September 30, 2003	$38
Warranties accrued during the three months ended December 31, 2003	14
Less actual warranty expenses incurred during the period	(19)

Balance at December 31, 2003	$33

Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements

Letters of Credit

        The Company has entered into uncommitted credit facilities that vary in term totaling $143 million for the purpose of securing third party financial guarantees such as letters of credit which ensure the Company's performance or payment to third parties. As of December 31, 2003, the Company had outstanding an aggregate of $82 million in irrevocable letters of credit and similar third party financial guarantees. The Company has secured lower bank fees by cash collateralizing $63 million of these outstanding letters of credit with the issuing financial institutions and has securitized $10 million for other collateral requirements relating to casualty claims. This restricted cash is included in other assets on the Company's Consolidated Balance Sheets.

Surety Bonds

        The Company acquires various types of surety bonds, such as license, permit, bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. These bonds vary in duration although most are issued and outstanding from six months to three years. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is approximately $22 million as of December 31, 2003. Historically, no surety bonds have been drawn upon and there is no future expectation that these surety bonds will be drawn upon.

Purchase Commitments and Termination Fees

        The Company has commitment contracts with certain suppliers in which it is obligated to purchase a specified amount of inventory based on its forecasts, or pay a charge in the event the Company does not meet its designated purchase commitments. Additionally, certain agreements call for an early termination fee, obligating the Company to make a payment to the supplier. As of December 31, 2003, the maximum potential payment under these commitments was approximately $77 million, of which the Company recorded a liability in the amount of $8 million. The Company classified this liability as $3 million in current liabilities of discontinued operations and $5 million in other liabilities of discontinued operations since it relates to Connectivity Solutions.

Product Financing Arrangements

        The Company sells products to various resellers that may obtain financing from certain unaffiliated third party lending institutions.

        For the Company's U.S. product financing arrangement with resellers, in the event the lending institution repossesses the reseller's inventory of the Company's products, Avaya is obligated under certain circumstances to repurchase such inventory from the lending institution. The Company's obligation to repurchase inventory from the lending institution terminates 180 days from the date of invoicing by the Company to the reseller. The repurchase amount is equal to the price originally paid to the Company by the lending institution for the inventory. During the third quarter of fiscal 2003, one of the resellers that previously participated in this type of arrangement established a direct line of credit with the Company. The remaining reseller has financed inventory purchases under this agreement of approximately $55 million as of December 31, 2003. There have not been any repurchases made by Avaya since the Company entered into this agreement in March 2001. The Company has estimated the fair value of this guarantee as of December 31, 2003 and has adequately provided for this guarantee in its financial statements at December 31, 2003. The fair value of the guarantee is not significant. There can be no assurance that the Company will not be obligated to repurchase inventory under this arrangement in the future.

        For the Company's product financing arrangement with resellers outside the U.S., in the event participating resellers default on their payment obligations to the lending institution, the Company is obligated under certain circumstances to guarantee repayment to the lending institution. The repayment amount fluctuates with the level of product financing activity. The guarantee repayment amount reported to the Company from the lending institution was approximately $4 million as of December 31, 2003. The Company reviews and sets the maximum credit limit for each reseller participating in this financing arrangement. There have not been any guarantee repayments by Avaya since the Company entered in this arrangement in October 2000. The Company has estimated the fair value of this guarantee as of December 31, 2003 and has adequately provided for this guarantee in its financial statements at December 31, 2003. The fair value of the guarantee is not significant. There can be no assurance that the Company will not be obligated to repurchase inventory under this arrangement in the future.

Credit Facility Indemnification

        In connection with its obligations under the amended Credit Facility described in Note 8—Debt and Derivative Financial Instruments, the Company has agreed to indemnify the third party lending institutions for costs incurred by the institutions related to changes in tax law or other legal requirements. While there have been no amounts paid to the lenders pursuant to this indemnity in the past, there can be no assurance that the Company will not be obligated to indemnify the lenders under this arrangement in the future.

Transactions with Lucent

        In connection with the Company's spin-off from Lucent in September 2000, the Company and Lucent executed and delivered the Contribution and Distribution Agreement and certain related agreements.

        Pursuant to the Contribution and Distribution Agreement, Lucent contributed to the Company substantially all of the assets, liabilities and operations associated with its enterprise networking businesses ("Company's Businesses"). The Contribution and Distribution Agreement, among other things, provides that, in general, the Company will indemnify Lucent for all liabilities including certain pre-distribution tax obligations of Lucent relating to the Company's Businesses and all contingent liabilities primarily relating to the Company's Businesses or otherwise assigned to the Company. In addition, the Contribution and Distribution Agreement provides that certain contingent liabilities not allocated to one of the parties will be shared by Lucent and the Company in prescribed percentages. The Contribution and Distribution Agreement also provides that each party will share specified portions of contingent liabilities based upon agreed percentages related to the business of the other party that exceed $50 million. See Lucent Securities Litigation included in Legal Proceedings above for a discussion of the Company's obligations under the settlement of such litigation. The Company is unable to determine the maximum potential amount of other future payments, if any, that it could be required to make under this agreement.

        In addition, if the separation from Lucent fails to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code because of an acquisition of the Company's stock or assets, or some other actions of the Company, then the Company will be solely liable for any resulting corporate taxes.

        In January 2004, Lucent announced that it had recognized a benefit related to income taxes and interest income resulting from the resolution of certain prior year federal income tax audit matters. In connection with the distribution, the Company and Lucent entered into a Tax Sharing Agreement which governs Lucent's and the Company's respective rights, responsibilities and obligations after the distribution with respect to taxes for the periods ending on or before the distribution. Generally, pre-distribution taxes or benefits that are clearly attributable to the business of one party will be borne solely by that party, and other pre-distribution taxes or benefits will be shared by the parties based on a formula set forth in the Tax Sharing Agreement. The Company is currently evaluating Lucent's resolution of these audit matters for years prior to the distribution to determine the impact, if any, to the Company pursuant to the Tax Sharing Agreement. Favorable resolution of these matters may result in a net benefit to the Company's results of operations.

13.    Subsequent Events

Sale of Portion of Expanets

        In January 2004, the Company sold, in a series of transactions, portions of the remaining Expanets businesses that previously distributed other vendors' products which are included in the Consolidated Balance Sheet at December 31, 2003 as discontinued operations for an aggregate consideration of approximately $7 million.

Credit Facility Amendment

        In January 2004, the Company and the lenders under the Credit Facility amended the terms of the Credit Facility to provide the Company with additional flexibility to repurchase its debt securities and make acquisitions.

        As a result of the amendments to the Credit Facility, the Company is permitted to use up to $455 million in cash to redeem or repurchase LYONs so long as the Company holds unrestricted domestic cash and marketable securities of at least $400 million immediately before and after such redemption or repurchase. As of December 31, 2003, the Company used approximately $156 million in cash to repurchase LYONs and, as a result of the amendments to the Credit Facility, has the ability under the amended Credit Facility to use an additional $299 million in cash to repurchase LYONs.

        The Credit Facility was also amended to permit the Company to prepay or repurchase up to $500 million of long-term debt other than the LYONs so long as the Company holds unrestricted domestic cash and marketable securities of at least $400 million immediately before and after such prepayment or repurchase.

        The amendments to the Credit Facility provide that from and after the first date that the Company repurchases debt in accordance with the terms of the amended Credit Facility or makes an acquisition for a purchase price of $100 million or more, the Company will be required to have had positive free cash flow for the four fiscal quarters most recently then ended and maintain positive free cash flow for each four quarter period thereafter. Free cash flow is defined under the amended Credit Facility as net cash provided by (used in) operating activities less capital expenditures and dividends.

        The amendments to the Credit Facility provide that, in addition to debt already permitted under the Credit Facility, the Company may incur debt in an amount equal to the amount of debt previously repaid by the Company, so long as immediately before and after such issuance, the Company has $400 million in unrestricted domestic cash and marketable securities.

        The January 2004 amendments to the Credit Facility provided that the Company may use up to $500 million in cash to make acquisitions provided that the Company complies with certain financial covenants and so long as no more than $250 million in cash is used in any single acquisition. In February 2004, the Credit Facility was further amended to eliminate the $250 million limitation on a single acquisition.

Interest Rate Swap Agreement

        In January 2004, the Company entered into an interest rate swap agreement having a notional amount of $50 million and a maturity date of April 2009. Under the terms of the agreement, the Company will receive a fixed interest rate of 11 1/8% and will pay a floating interest rate based on the six-month LIBOR (in arrears) plus an agreed-upon spread of 6.98%.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following section should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this Quarterly Report on Form 10-Q.

        Our accompanying unaudited consolidated financial statements as of December 31, 2003 and for the three months ended December 31, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission for interim financial statements, and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2003. In our opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated. Certain prior year amounts have been reclassified to conform to the current interim period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

Forward Looking Statements

        (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

        Our disclosure and analysis in this quarterly report contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

        Any or all of our forward-looking statements in this quarterly report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

        Except as may be required under the federal securities laws, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

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

  Risks Related To Our Revenue and Business Strategy

        Although our revenue has been relatively consistent over the last several quarters, we have experienced significant revenue declines during the past several years and if business capital spending, particularly for enterprise communications products, applications and services, does not improve or deteriorates, our revenue may decline and our operating results may be adversely affected.

        Our revenue for the fiscal years ended September 30, 2001, 2002 and 2003, excluding revenue for our Connectivity Solutions segment, which we sold in January 2004, was $5,473 million, $4,387 million and $3,796 million, respectively. The decline in revenue over this period is attributable to, among other things, declines in the market for our traditional business, enterprise voice communications systems, and the effect of general economic conditions on our customers' willingness to spend on enterprise communications technology during the last several years. The decline in revenue has contributed to our net losses for the fiscal years ended September 30, 2001, 2002 and 2003 of $352 million, $666 million and $88 million, respectively, and our accumulated deficit in the amount of $1,270 million as of September 30, 2003.

        Our revenue for each of the quarters in fiscal 2003 and the first quarter of fiscal 2004 was $946 million, $950 million, $929 million, $971 million and $971 million, respectively. Our revenue for the first quarter of fiscal 2004 includes revenue generated by the businesses we acquired from Expanets from the date of acquisition on November 25, 2003 until December 31, 2003.

        Our operating results are significantly affected by the impact of economic conditions on the willingness of enterprises to make capital investments, particularly in enterprise communications technology and related services. Although general economic conditions have shown some signs of improvement recently and our quarterly revenue trend in fiscal 2003 and the first quarter of fiscal 2004 generally stabilized, we believe that enterprises continue to be concerned about their ability to increase revenues and thereby increase their profitability. Accordingly, they have tried to maintain or improve profitability through cost reduction and reduced capital spending. Because it is unclear whether enterprises will increase spending on enterprise communications technology significantly in the near term, there may be continued pressure on our ability to generate revenue.

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

        Revenue generated by our traditional business, enterprise voice communications systems, has been declining for the last several years and if we do not successfully execute our strategy to expand our sales in market segments with higher growth rates, our revenue and operating results may continue to be adversely affected.

        We have been experiencing declines in revenue from our traditional business, enterprise voice communications systems. We expect, based on various industry reports, the market segments for these traditional systems to continue to decline. We are executing a strategy to capitalize on the higher growth opportunities in our market, including Internet Protocol, or IP, telephony systems that converge voice, data and other traffic across a single network. Many of these products and applications, including IP telephony systems, have not yet been widely adopted by enterprises.

        Our traditional enterprise voice communications systems and the advanced communications products and applications described above are a part of our Enterprise Communications Group and Small and Medium Business Solutions segments. If we are unsuccessful in executing our strategy, the contribution to our results from these segments may decline, reducing our overall operating results and thereby requiring a greater need for external capital resources. Our Services segment may also be adversely affected to the extent that Services revenues are related to sales of these products and applications.

        A key component of our strategy is our focus on the development and marketing of advanced communications products and applications, including IP telephony systems, and this strategy may not be successful or may adversely affect our business.

        We are focused on the development and sales of IP telephony systems and other advanced communications products and applications. In order to execute this strategy successfully, we must:

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

        If we do not successfully execute this strategy, our operating results may be adversely affected. Moreover, even if we successfully address these challenges, our operating results may still be adversely affected if the market opportunity for advanced communications products and applications, including IP telephony systems, does not develop in the ways that we anticipate. Because this market opportunity is in its early stages, we cannot predict whether:

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

        Historically, our product businesses other than Connectivity Solutions have competed against other providers of enterprise voice communications systems such as Nortel Networks Corporation, Siemens Aktiengesellschaft, Alcatel S.A. and NEC Corporation. As we focus on the development and marketing of advanced communications systems, such as IP telephony systems that converge voice, data and other traffic across a single unified network, we face intense competition from these providers of voice communications systems as well as from data networking companies such as Cisco Systems, Inc. and 3Com Corp. In addition, because the market for our products is subject to rapid technological change, as the market evolves we may face competition in the future from companies that do not currently compete in the enterprise communications market, including companies that currently compete in other sectors of the technology, communications and software industries. Competition from these potential market entrants may take many forms, including offering products and applications similar to those we offer as part of a larger, bundled offering.

        Several of these existing competitors have, and many of our future competitors may have, greater financial, personnel and capacity resources than we and as a result, these competitors may be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in client requirements. Competitors with greater financial resources also may be able to offer lower prices, additional products or services or other incentives that we cannot match or do not offer. We cannot predict with precision which competitors may enter our markets in the future or what form such competition may take. In order to effectively compete with any new market entrant, we may need to make additional investments in our business or use more capital resources than our business currently requires.

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

        If we do not generate sufficient cash from operations, we will need to access the financial markets. External financing may not be available to us on acceptable terms or at all. Under the terms of any external financing, we may incur higher than expected financing expenses, and become subject to additional restrictions and covenants. In addition, our ability to obtain external financing is affected by the terms of our debt agreements. Our existing debt agreements include covenants that limit our ability to incur additional indebtedness. In addition, our credit facility requires us to comply with certain financial covenants. We have previously amended our credit facility several times in order to ensure our compliance with the financial covenants. If we are unable to comply with our financial covenants and cannot amend or obtain a waiver of those covenants, an event of default under the credit facility would occur. If a default occurs, the lenders under our credit facility could accelerate the maturity of our debt obligations and terminate their commitments to lend to us. Currently there are no funds drawn under our credit facility.

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

        We have a substantial amount of debt. At December 31, 2003, we had approximately $1,044 million in cash and $954 million of debt outstanding on a consolidated basis and $250 million available under our credit agreement.

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

        If the geographic distribution of our earnings and losses is unfavorable in the future, our effective tax rate could be adversely affected. In addition, based on our assessment of our deferred tax assets as of December 31, 2003, we determined, based on certain available tax planning strategies, that $439 million of our deferred tax assets will more likely than not be realized in the future and no valuation allowance is currently required for this portion of our deferred tax assets. Should we determine in the future that it is no longer more likely than not that these assets will be realized, we will be required to record an additional valuation allowance in connection with these deferred tax assets and our operating results would be adversely affected in the period such determination is made.

  Risks Related To Our Operations

        We depend on contract manufacturers to produce most of our products and if these manufacturers are unable to fill our orders on a timely and reliable basis, we will likely be unable to deliver our products to meet customer orders or satisfy their requirements.

        We have outsourced all of the manufacturing operations related to our Enterprise Communications Group and Small and Medium Business Solutions segments. Substantially all of these operations have been outsourced to Celestica Inc. Our ability to realize the intended benefits of our manufacturing outsourcing initiative depends on the willingness and ability of our contract manufacturers to produce our products. We may experience significant disruption to our operations by outsourcing too much of our manufacturing. If a contract manufacturer terminates its relationship with us or is unable to fill our orders on a timely basis, we may be unable to deliver the affected products to meet our customers' orders, which could delay or decrease our revenue or otherwise have an adverse effect on our operations.

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

        Please see Note 12—Commitments and Contingencies "Legal Proceedings" included in this Quarterly Report on From 10-Q for a description of certain matters involving Lucent for which we have assumed responsibility under the Contribution and Distribution Agreement and a description of other matters for which we are or may be obligated to indemnify or share the cost with Lucent.

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

        In addition, third parties have in the past, and may in the future, claim that a customer's use of our products, systems or software infringes the third party's intellectual property rights. Under certain circumstances, we may be required to indemnify our customers for some of the costs and damages related to such an infringement claim. Any indemnification requirement could have a material adverse effect on our business and our operating results.

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

Overview

        We are a leading provider of communications systems, applications and services for enterprises, including businesses, government agencies and other organizations. Our product offerings include:

  •
  IP telephony systems,

  •
  traditional voice communication systems,

  •
  contact center infrastructure and applications in support of customer relationship management, and

  •
  unified communications applications, which include voice and multi-media messaging.

        We support our broad customer base with comprehensive global service offerings that help our customers plan, design, implement and manage their communications networks. We believe our global service organization is an important consideration for customers purchasing our products and applications and is a source of significant revenue for us, primarily from maintenance contracts.

  Key Trends Affecting Results

        The following is a summary of the key trends that affected our financial results during the three months ended December 31, 2003.

  Trends Affecting Our Revenue

        As general economic conditions improved during fiscal 2003 and continuing through the first quarter of fiscal 2004, our revenue showed signs of stabilizing. Our revenue for each of the quarters in fiscal 2003 and the first quarter of fiscal 2004 was $946 million, $950 million, $929 million, $971 million and $971 million, respectively. Our revenue for the first quarter of fiscal 2004 includes revenue generated by the businesses we acquired from Expanets from the date of acquisition (November 25, 2003) through December 31, 2003.

        The following are the key factors currently affecting our revenue:

  •
  Signs of improving economic conditions—An important factor affecting our ability to generate revenue is the effect of general economic conditions on our customers' willingness to spend on information technology and particularly, enterprise communications technology. As economic conditions have gradually improved over the last year, we have seen indications that enterprises are more willing to spend on enterprise communications technology than in the last several years. In particular, we believe that job growth in the United States is a particularly important economic indicator. During our last three fiscal years, our product revenue has tracked very closely to U.S. non-farm employment levels as published by the U.S. Department of Labor.

  •
  Technology transition—There are several factors that would indicate that enterprises are poised to transition their traditional communications systems to next-generation communications technology. First, IP telephony lines constitute a very small percentage of global enterprise telephony lines. In addition, the average age of these enterprise telephony systems is approaching the typical lifespan of ten years. Accordingly, we believe that these enterprises may consider new investments in enterprise communications and if they decide to make such investments, may consider IP telephony.

  •
  Pricing environment—During the fourth quarter of fiscal 2003, we experienced pricing pressure in Europe and the Middle East. Pricing pressure have stabilized in these regions in the first quarter of fiscal 2004, but we continue to monitor the pricing environment closely.

  •
  Effects of currency—The decline in the U.S. dollar relative to other currencies had a positive impact on our international revenues during the first quarter of fiscal 2004.

        Overall, we have seen some signs of cautious business optimism from our customers, particularly in the financial services and media and communications sectors. Should economic conditions continue to improve, we believe enterprises may be willing to increase information technology spending and look to upgrade their enterprise communications systems.

  Acquisition of Expanets

        On November 25, 2003, we acquired substantially all of the assets and assumed certain liabilities of Expanets, a subsidiary of NorthWestern Corporation in a transaction accounted for as a business combination. Expanets was a nationwide provider of networked communications and data products and services to small and mid-sized businesses and prior to the acquisition was one of our largest dealers. The acquisition will allow us to continue to provide quality sales and service support for Expanets' customers and grow our small and mid-sized business. Under the terms of the asset purchase agreement, we paid a purchase price at the closing of $97 million, consisting of (i) approximately $55 million in cash paid to Expanets, (ii) approximately $27 million paid to a creditor of Expanets to satisfy a debt obligation of Expanets, and (iii) approximately $15 million deposited into an escrow account to satisfy certain liabilities of Expanets. We also made a payment of approximately $12 million to secure a letter of credit on behalf of Expanets, which is classified as restricted cash. The results of the businesses we acquired from Expanets have been included in our consolidated financial statements from the date of acquisition on November 25, 2003.

        The $97 million purchase price is subject to a working capital adjustment to be prepared by us in the second quarter of fiscal 2004. The working capital adjustment is subject to the review and agreement by NorthWestern.

  Sale of a Portion of Expanets' Business

        Upon closing of the transaction, we decided to sell the portions of the Expanets business that previously distributed other vendors' products and, accordingly, we began accounting for this portion of Expanets' business as discontinued operations. In the first quarter of fiscal 2004, we sold, in a series of transactions, certain assets and liabilities attributed to certain of these businesses for an aggregate consideration of $7 million. Income (loss) from discontinued operations for the three months ended December 31, 2003, includes $7 million of revenue and $5 million of loss before income taxes related to the portions of Expanets that are being divested. The businesses that were not sold as of December 31, 2003 have been recorded in the Consolidated Balance Sheet as discontinued operations with $12 million in current assets and $5 million in current liabilities.

        In January 2004, we sold, in a series of transactions, portions of the remaining Expanets businesses for an aggregate consideration of approximately $7 million. We expect to divest or eliminate the remaining businesses by the end of the second quarter of fiscal 2004.

  Sale of Connectivity Solutions

        In October 2003, we agreed to sell certain assets and liabilities of our Connectivity Solutions business to CommScope, Inc. and, accordingly, we began accounting for this business as discontinued operations. On January 31, 2004, the sale of essentially all of Connectivity Solutions was completed, except for the sale of certain remaining international operations that will be completed later this year. Under the terms of the agreement we signed with CommScope in October 2003, we received approximately $250 million of cash, subject to post-closing adjustments, 1,761,538 shares of CommScope common stock valued at approximately $33 million on the closing date, and the assumption by CommScope of certain liabilities. We expect to record a gain from the sale in income (loss) from discontinued operations in the second quarter of fiscal 2004. If certain assets and liabilities are not transferred by the end of the second quarter, an additional gain or a partially offsetting loss from the sale will be recorded in the third quarter of fiscal 2004. Because the products offered by Connectivity Solutions do not fit strategically with the rest of our product portfolio, we believe the sale will enable us to strengthen our focus on our core product offerings.

        Income (loss) from discontinued operations for the three months ended December 31, 2003 includes $138 million of revenue and $13 million of loss before income taxes related to Connectivity Solutions. The carrying value of the net assets included in the disposal group related to Connectivity Solutions was $301 million as of December 31, 2003.

        Upon disposal of the Connectivity Solutions international operations, we expect to transfer to income an unrealized foreign currency translation gain, which is included as a component of accumulated other comprehensive loss on the Consolidated Balance Sheet. This currency translation gain will be included in the determination of gain on sale of discontinued operations.

        In connection with the closing of the transaction, in the second quarter of fiscal 2004, we estimate, based upon an actuarial calculation using data as of December 31, 2003, that we will recognize a pension and postretirement curtailment loss of approximately $25 million and a settlement loss of approximately $37 million upon the transfer of pension and postretirement benefit assets and liabilities to CommScope. The estimated curtailment and settlement losses are subject to change based upon intervening events that may occur between January 31, 2004, the closing date, and March 31, 2004, the date on which the pension and postretirement benefit assets and obligations are expected to transfer. These losses will increase the benefit obligation being transferred to CommScope by approximately $52 million and will remove an intangible asset of approximately $10 million that relates to unrecognized prior service costs associated with the benefit obligation. These losses will be recorded as a loss from discontinued operations in the period that they occur. Once the pension and postretirement benefit assets and liabilities are transferred to CommScope, a corresponding gain on the sale will be recognized for the removal of these net liablities from the balance sheet. To the extent the net pension and postretirement benefit liabilities transferred to CommScope exceed approximately $57 million, we are responsible for reimbursing CommScope for any such excess. The excess, if any, will reduce the gain on the sale of Connectivity Solutions.

  Continued Focus on Cost Structure

        As our revenue declined during fiscal 2001 and 2002, we took several actions, including business restructuring actions, designed to reduce our cost structure. Although we did not take any business restructuring actions during fiscal 2003 or the first quarter of fiscal 2004, we continued our focus on controlling our costs, particularly in relation to our revenue. As a result of the stabilization of our revenue discussed above and our continued focus on controlling costs during fiscal 2003, we returned to profitability in the third quarter of fiscal 2003 and have been profitable in each of the two subsequent quarters.

        As discussed in more detail below, our gross margin increased from 41.9% for the three months ended December 31, 2002 to 46.1% for the three months ended December 31, 2003. The increase is attributable to efficiencies realized from our contract manufacturing initiative as well as cost management actions implemented throughout fiscal 2003, the incremental gross margin attributable to the vertical integration of Expanets into our business and favorable product and channel mix.

        Selling, general and administrative, or SG&A, expenses for the first quarter of fiscal 2004 decreased 6% as compared to SG&A expenses for the first quarter of fiscal 2003. As a percentage of revenue, SG&A expenses decreased from 35.3% for the first quarter of fiscal 2003 to 32.2% for the first quarter of fiscal 2004. The decrease is attributable primarily to the impact of cost savings actions taken during fiscal 2003 and the first quarter of fiscal 2004.

  Increase in Cash and Cash Equivalents

        As more fully discussed in "Liquidity and Capital Resources," we have been focused on increasing our cash and cash equivalents and generating positive net cash from continuing operating activities. Cash and cash equivalents have increased from $597 million as of September 30, 2002 to $1,044 million as of December 31, 2003. During fiscal 2003 we leveraged improvements in our management of accounts receivable and inventory to generate $140 million in net cash from continuing operating activities. We used $35 million of net cash for operating activities for continuing operations during the first quarter of fiscal 2004. We expect to generate net cash from continuing operating activities for each of the remaining quarters of fiscal 2004 and expect to be cash flow positive for the full fiscal year.

Consolidated Results of Continuing Operations

        As previously discussed in "Sale of Connectivity Solutions," our results of operations for the three months ended December 31, 2002, have been restated to reflect the results of Connectivity Solutions as a discontinued operation. In addition, our results for the three months ended December 31, 2003 include the results generated by the businesses we acquired from Expanets that sell Avaya products and services from the date of acquisition on November 25, 2003. The portions of the Expanets' business that distributed non-Avaya offerings have been included in discontinued operations.

        The following table sets forth certain line items from our Consolidated Statements of Operations as a percentage of revenue for the periods indicated:

	Three Months Ended December 31,				Change
	2003		2002		$	%
U.S. Revenue	$738	76.0%	$714	75.5%	$24	3.4%
Non-U.S. Revenue	233	24.0	232	24.5	1	0.4

Total revenue	971	100.0	946	100.0	25	2.6
Costs	523	53.9	550	58.1	(27)	(4.9)

Gross margin	448	46.1	396	41.9	52	13.1

Operating expenses:
Selling, general and administrative	313	32.2	334	35.3	(21)	(6.3)
Research and development	83	8.5	86	9.1	(3)	(3.5)

Total operating expenses	396	40.7	420	44.4	(24)	(5.7)

Operating income (loss)	52	5.4	(24)	(2.5)	76	316.7
Other income, net	6	0.6	3	0.3	3	100.0
Interest expense	21	2.2	19	2.0	2	10.5

Income (loss) from continuing operations before income taxes	37	3.8	(40)	(4.2)	77	192.5

Provision (benefit) for income taxes	7	0.7	85	9.0	(78)	(91.8)

Income (loss) from continuing operations	$30	3.1%	$(125)	(13.2)%	$155	124.0%

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

        Revenue—The increase in revenue in the first quarter of fiscal 2004 was seen primarily in the U.S. and was attributed mainly to our Enterprise Communications Group, or ECG, segment. This increase also reflects revenue generated from Expanets during the period beginning November 25, 2003 through December 31, 2003. In fiscal 2003, our revenue generally stabilized on a quarterly basis and ended the year at its highest level. Revenue for the first quarter of fiscal 2004 was level with our last quarter of fiscal 2003. The weakened U.S. dollar had a positive impact on our revenue generated outside of the U.S. during the first quarter of fiscal 2004.

        Costs and Gross Margin—Our costs of products consist primarily of materials and components, labor and manufacturing overhead. Our costs of services consist primarily of labor, parts and service overhead. Total costs decreased 4.9%, or $27 million in the first quarter of fiscal 2004. Gross margin percentage increased in the first quarter of fiscal 2004 to 46.1% as compared with 41.9% for the same period in fiscal 2003. Gross margin increased for both our product and service offerings. Gross margin on products increased to 53.9% in the first quarter of fiscal 2004 from 48.1% for the same period in fiscal 2003 reflecting manufacturing efficiencies gained through our contract manufacturers, continuing cost reductions, and favorable product mix as sales of applications and software rose as a percentage of total revenue. Services' gross margin increased to 38.4% in the first quarter of fiscal 2004 from 35.9% due to continuing cost reductions and improved utilization of the technician workforce. Our product offerings benefited the most from the increase in U.S. sales, which typically have higher margins than sales made outside of the U.S.

        See "Segment Results" for a discussion of segment revenue and operating income (loss).

        Selling, General and Administrative—Our selling, general and administrative expenses consist primarily of salaries, commissions, benefits and other items. SG&A expenses decreased in the first quarter of fiscal 2004. The decrease was primarily due to lower compensation expense resulting from fewer employees, lower IT and networking expenses, including telecommunication and computer related service costs, and a lower provision for uncollectible receivables. The first quarter of fiscal 2003 included $4 million of business restructuring related expenses while there were no such expenses in the first quarter of fiscal 2004. The reduction in IT expenses reflects a favorable renegotiated agreement related to the outsourcing of certain IT functions. The decrease in our provision for uncollectible receivables reflects the implementation of billing and collections process improvements. The decrease in SG&A was partially offset by an increase in expenses at our foreign operations due to the weakened U.S. dollar.

        Interest Expense—Interest expense increased by $2 million in the first quarter of fiscal 2004. Interest expense for the first quarter of fiscal 2004 includes $18 million of interest on $640 million aggregate principal amount of 11 1/8% Senior Secured Notes due April 2009, or senior secured notes, $440 million of which were issued in March 2002 and $200 million of which were issued in May 2003. In addition, we recorded interest expense of $4 million for the amortization of debt discount, premium and deferred financing costs related primarily to our Liquid Yield Option™ Notes due 2021, or LYONs, which were issued in October 2001. Interest expense was partially offset by $1 million of income related to the amortization of a gain resulting from the termination of our interest rate swaps in December 2002.

        Interest expense for the same period in fiscal 2003 included primarily $12 million of interest expense on our senior secured notes and $6 million of amortization of both debt discount and deferred financing costs related primarily to our LYONs.

        Provision for Income Taxes—We recorded a provision for income taxes on continuing operations of $7 million in the first quarter of fiscal 2004 as compared with a provision of $85 million in the same quarter last year. The $7 million provision included a $5 million provision for state and foreign income taxes, and a $2 million provision for other adjustments.

        The $85 million provision for the first quarter of fiscal 2003 was comprised primarily of an $83 million provision to increase the deferred tax asset valuation allowance. The $83 million provision for the increase in the deferred tax asset valuation allowance reflects the difference between the actual and expected tax gain associated with the LYONs exchange offer. Tax benefits associated with losses incurred in the first quarter of fiscal 2003 in other jurisdictions and other adjustments were fully offset by an increase in the valuation allowance.

Results from Discontinued Operations

        In the first quarter of fiscal 2004, we classified as discontinued operations our Connectivity Solutions business and the portions of the Expanets business that distributed non-Avaya products. Income (loss) from discontinued operations for the three months ended December 31, 2003, includes $138 million of revenue and $13 million of loss before income taxes related to Connectivity Solutions, and $7 million of revenue and $5 million of loss before income taxes related to the portions of the Expanets disposal group.

Segment Results

Operating Segments

        As described previously, in the first quarter of fiscal 2004 we reclassified the results of operations of Connectivity Solutions as discontinued operations. This business was previously disclosed as a separate operating segment. Accordingly, the segment data presented below has been restated to exclude the results of Connectivity Solutions and to reallocate Connectivity's portion of corporate-related expenses to the remaining operating segments.

        Our three operating segments include the ECG, Small and Medium Business Solutions, or SMBS, and Services. During the first quarter of fiscal 2004, we moved our professional service organization from ECG to the Services segment to expand the organization's focus into a multi-vendor environment. We also allocated a portion of the results attributed to our third-party leasing arrangement from ECG to SMBS based on the relative contribution of the arrangement to the sale of each segment's products as they are related to the operations of that segment. Accordingly, we have restated the prior period amounts to reflect these changes. We describe our three operating segments as follows:

  •
  ECG—Our ECG segment develops, markets and sells communications products and applications to our large enterprise customers. Our primary offerings for this segment include IP telephony systems and traditional voice communications systems, multi-media contact center infrastructure and applications in support of customer relationship management, unified communications applications, and appliances, such as telephone sets.

  •
  SMBS—Our Small and Medium Business Solutions segment develops, markets and sells communications products and applications for small and medium-sized businesses including IP telephony systems, traditional voice communications systems, and unified communication and contact center applications. Traditional voice communications systems designed for small and medium-sized businesses are also known as key and hybrid telephony systems.

  •
  Services—Our Services segment offers a comprehensive portfolio of services that enable customers to plan, design, build and manage their communications networks. Services' operating results also include our professional services organization that provides services required to customize our communication application solutions for individual customer needs.

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

        The following tables set forth revenue and operating income (loss) by segment for the first quarter of fiscal 2004 and 2003:

	Three Months Ended December 31,				Change
	2003		2002		$	%
	(dollars in millions)
Revenue:
Enterprise Communications Group	$417	42.9%	$402	42.5%	$15	3.7%
Small and Medium Business Solutions	63	6.5	57	6.0	6	10.5
Services	489	50.4	487	51.5	2	0.4
Other revenue	2	0.2	—	—	2	100.0

Total revenue	$971	100%	$946	100%	$25	2.6%

	Three Months Ended December 31,
	2003	2002	$ Change
	(dollars in millions)
Operating Income (Loss):
Enterprise Communications Group	$(4)	$(53)	$49
Small and Medium Business Solutions	6	(1)	7
Services	53	40	13

Total segment operating income (loss)	55	(14)	69
Corporate:
Business restructuring (charges) reversals and related expenses, net	—	(4)	4
Other unallocated amounts	(3)	(6)	3

Total operating income (loss)	$52	$(24)	$76

ECG

        ECG's revenue increased by $15 million in the first quarter of fiscal 2004 due primarily to stronger sales in the U.S. While revenue from our traditional telephony systems declined, IP telephony revenue and software and applications revenue increased. This change in product mix reflects the transition our customers are beginning to make to IP-based telecommunication systems. Revenue for the first quarter of fiscal 2004 includes revenue from Expanets from the date of acquisition (November 25, 2003) through December 31, 2003. In the first quarter of fiscal 2004, ECG's sales through the direct channel increased to 49.2% of ECG's revenue from 48.5% in the first quarter of fiscal 2003.

        ECG's operating loss was reduced by $49 million from the first quarter of fiscal 2003. This improvement was attributable primarily to an increase in gross margin resulting from efficiencies gained in our manufacturing processes from our outsourcing agreements, continued improvements in product cost reductions, and a more favorable product mix with respect to software and applications. SG&A and R&D expenses have been reduced due primarily to savings associated with our business restructuring initiatives related to headcount and a continued focus on core initiatives.

SMBS

        SMBS' revenue increased by $6 million in the first quarter of fiscal 2004 due to an increase in IP revenue predominantly in our Europe/Middle East/Africa region. First quarter revenue also includes an increase in sales from our Magix/Legend products in the U.S. due primarily to a particularly low level of sales of these products in the first quarter of fiscal 2003. Revenue for the first quarter of fiscal 2004 includes revenue from Expanets from the date of acquisition (November 25, 2003) through December 31, 2003. Sales from our SMBS segment were generated almost entirely through the indirect channel.

        SMBS generated operating income of $6 million compared to a net loss of $1 million in the same quarter of fiscal 2003. This improvement was due primarily to an increase in gross margin resulting from manufacturing efficiencies gained through outsourcing of manufacturing and favorable product mix.

Services

        Services' revenue for the first quarter of fiscal 2004 includes revenue generated by Expanets from the date of acquisition (November 25, 2003) through December 31, 2003. Sales from our maintenance contract renewals grew as a result of our ongoing initiatives to decrease cancellations and improve contract take rates and renewal rates. We saw a decline in revenue from our per occurrence and transactional based businesses as our customers continued cost reduction initiatives in the challenging economic period. This impacted our time and material related maintenance services as customers reduced the amount of equipment adds, moves and changes. It also impacted our professional services organization as customers constrained spending. Our implementation related business saw higher revenue in the first quarter of fiscal 2003 primarily due to the timing of a large data implementation in that period. In addition, an increased proportion of sales of applications to total sales in our ECG segment drove a lower amount of related hardware installation revenue in the current quarter.

        Services' operating income increased by 32.5% in the first quarter of fiscal 2004 due primarily to an increase in gross margin. This increase reflects our continued cost reduction initiatives including headcount reductions and improved utilization of our technician workforce. An increase in sales through our direct channel, which represented 87.3% in the first quarter of fiscal 2004 as compared with 84.3% in the same period of fiscal 2003, also had a favorable impact on gross margin. SG&A and R&D expenses remained relatively flat over these two periods.

Liquidity and Capital Resources

Historical Sources and Uses of Cash From Continuing Operations

  Background—Fiscal 2003

        During fiscal 2003, our primary liquidity goals were to continue to generate net cash from operating activities and increase our cash and cash equivalents. Our cash and cash equivalents increased each quarter in fiscal 2003, improving from $597 million at September 30, 2002 to $1,192 million at September 30, 2003. The $595 million increase in our cash and cash equivalents resulted primarily from an increase in net cash provided by operating and financing activities from continuing operations of $140 million and $421 million, respectively. Our $140 million of net cash from continuing operating activities for fiscal 2003 was attributable primarily to continued improvement in the management of accounts receivable and inventory, reduced cash needs to fund our operations as a result of significant restructuring actions taken in prior years and reduced cash needs to fund business restructuring obligations than in prior years.

        As part of our liquidity strategy, during fiscal 2003 we supplemented our efforts to generate net cash flow from operating activities with two external financing transactions. A portion of the proceeds of each transaction was used to address a specific cash need and the remaining proceeds contributed to the increase in our cash and cash equivalents as of September 30, 2003. Our $421 million of net cash from continuing financing activities for fiscal 2003 was attributable primarily to the $212 million add-on offering of senior secured notes and the $349 million offering of common stock. We used $156 million of the net proceeds from the senior secured note offering to repurchase a portion of our LYONs and $105 million of the net proceeds of the common stock offering to fund a voluntary contribution to our pension plan.

First Quarter Fiscal 2004 Sources and Uses of Cash

        Cash decreased from $1,192 million as of September 30, 2003 to $1,044 million as of December 31, 2003.

  Operating Activities

        Our net cash used for operating activities from continuing operations was $35 million for the three months ended December 31, 2003 compared with net cash provided by operating activities on a continuing basis of $20 million for the three months ended December 31, 2002. Below is a list of the more significant items that contributed to our cash used for or provided by our operating activities during the first quarter of fiscal 2004:

  •
  Continued improvement in the management of accounts receivable—We have continued to see the benefits of the process improvements that we implemented in fiscal 2003 that have simplified our billing process and strengthened our collections of accounts receivable. Our days sales outstanding in accounts receivable for the first quarter of fiscal 2004 was 58 days versus 69 days for the same period in fiscal 2003.

  •
  Increase in restricted cash—We held more cash in restricted accounts in the first quarter of fiscal 2004 primarily as a result of the Expanets acquisition, which had arrangements that required cash collateral. The increase in restricted cash was also attributable to our election to collateralize with cash a portion of our letters of credit, surety bonds and other purchase guarantees because it was economically attractive compared with other investment alternatives for cash.

  •
  Higher bonuses paid—The current quarter includes higher payments for compensation related primarily to incentive compensation payments to employees of approximately $67 million. No such bonuses were paid in the first quarter of fiscal 2003.

  •
  Higher debt level—We made a semi-annual interest payment of approximately $36 million on our 11 1/8% senior secured notes in the first quarter of fiscal 2004, as compared with $25 million of interest in the first quarter of fiscal 2003. The additional $11 million payment was made as a result of the $200 million add-on senior secured notes offering sold in May 2003.

  •
  Termination of interest rate swap agreements—We benefited in the first quarter of fiscal 2003 by $19 million of cash proceeds received from the termination of our interest rate swap agreements. No such termination occurred in the current quarter.

        Our days sales of inventory on-hand was 51 days for the first quarter of both fiscal 2004 and fiscal 2003.

  Investing Activities

        Net cash used for investing activities from continuing operations was $114 million for the three months ended December 31, 2003 compared with $1 million for the three months ended December 31, 2002. Net cash used for investing activities for the current period was comprised principally of $20 million in capital expenditures and $94 million in cash paid in connection with the acquisition of substantially all of the assets and certain liabilities of Expanets, net of $3 million of cash acquired.

  Financing Activities

        Net cash provided by financing activities from continuing operations was $16 million for the three months ended December 31, 2003 compared with $3 million for the three months ended December 31, 2002. In both periods, cash provided was attributed to the receipt of cash in connection with the issuance of common stock under our employee stock purchase plan.

  Cash Flows of Discontinued Operations

        Net cash used in discontinued operations of $24 million in the three months ended December 31, 2003 was attributed to operating activities and consisted of $19 million related to Connectivity Solutions and $5 million attributed to the portion of the disposal group from the Expanets acquisition. Net cash provided by discontinued operations of $28 million in the three months ended December 31, 2002 was due to operating activities of Connectivity Solutions.

Future Cash Requirements and Sources of Cash

Future Cash Requirements

        Our primary future cash requirements will be to fund working capital, capital expenditures, debt service, employee benefit obligations, strategic acquisitions, and our business restructuring liabilities. Specifically, our primary cash requirements for the remainder of fiscal 2004 are as follows:

  •
  Capital expenditures—We expect to make cash payments of approximately $80 million during the remainder of fiscal 2004 for capital expenditures. We expect that more than half of our capital expenditures for fiscal 2004 will be related to information technology investments.

  •
  Debt service—During the first quarter of fiscal 2004, we made a $36 million semi-annual interest payment on our fixed interest senior secured notes. We will make a payment in the same amount during the third quarter of fiscal 2004.

  •
  Business restructuring initiatives—We expect to make cash payments related to our business restructuring initiatives of approximately $21 during the remainder of fiscal 2004, $3 million and $18 million of which is expected to be for employee separation costs and lease obligations, respectively.

  •
  Pension funding—As a result of the $105 million voluntary contribution to our pension plan we made in fiscal 2003, we are not required to make any contribution to our pension plans in fiscal 2004.

        As more fully described under "Uncertainties Related to Liquidity—LYONs Put," we may have a significant cash requirement during the first quarter of fiscal 2005 if a significant portion of our currently outstanding LYONs are put to us and we elect to satisfy such put obligation in cash. In addition, if our company's performance meets the objectives required under our management incentive plan for fiscal 2004, we may have significant cash requirements in the first quarter of fiscal 2005 in connection with the payment of management incentives for fiscal 2004.

        In addition, we may from time to time seek to retire additional amounts of our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on the prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Future Sources of Cash

  Internal Sources of Cash

        We expect our sources of cash during the remainder of fiscal 2004, in addition to our $1,044 million of cash and cash equivalents as of December 31, 2003, to be as follows:

  •
  Positive net cash from operating activities—We expect that stabilization or growth in our revenues and continued focus on accounts receivable and inventory management and cost containment will enable us to generate positive net cash from operating activities for each of the remaining quarters of fiscal 2004;

  •
  Cash proceeds from the sale of Connectivity Solutions—We completed the sale of our Connectivity Solutions segment in January 2004. We received proceeds of approximately $250 million in connection with the closing of this transaction.

        We believe that our existing cash and cash equivalents and our net cash provided by operating activities during fiscal 2004 will be sufficient to meet our future cash requirements described above, including any cash requirements related to the LYONs put and our management incentive plan.

  Ability to Access External Financing

        If we do not generate sufficient cash from operations, we may need to incur additional debt or issue equity. In order to meet our cash needs we may, from time to time, borrow under our credit facility or issue other long- or short-term debt or equity, if the market and the terms of our existing debt instruments permit.

        Amended Credit Facility.    As of December 31, 2003 and 2002, there were no amounts outstanding under our credit facility, and we have not borrowed under our credit facility since the second quarter of fiscal 2002. We believe our credit facility provides us with an important source of backup liquidity. Our credit facility expires in September 2005. In January 2004, we and the lenders under our five-year revolving credit agreement amended the credit facility to provide us with additional flexibility to make acquisitions and repurchase our debt securities.

        The credit facility contains covenants, including a requirement that we maintain certain financial covenants relating to a minimum amount of earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for exclusions for certain business restructuring charges and related expenses and non-cash charges, or adjusted EBITDA, and a minimum ratio of adjusted EBITDA to interest expense.

        For the four quarter period ending December 31, 2003, we were required to maintain a minimum adjusted EBITDA of $230 million and a ratio of adjusted EBITDA to interest expense of 2.90 to 1. We were in compliance with all required covenants as of December 31, 2003 and expect to be in compliance with all such covenants as of March 31, 2004.

        The amended credit facility requires us to maintain a ratio of consolidated adjusted EBITDA to interest expense and consolidated adjusted EBITDA, each as adjusted for the closing of the sale of our Connectivity Solutions unit, of:

For the Four Quarter Period Ended:	Ratio of adjusted EBITDA to Interest Expense	Consolidated Adjusted EBITDA
		(dollars in millions)
March 31, 2004	3.00 to 1	$255
June 30, 2004	3.10 to 1	$270
September 30, 2004	3.40 to 1	$285
Each four quarter period thereafter	3.20 to 1	$290

        As a result of the January 2004 amendments to the credit facility, we are permitted to use up to $455 million in cash to redeem or repurchase LYONs so long as we hold unrestricted domestic cash and marketable securities of at least $400 million immediately before and after such redemption or repurchase. As of December 31, 2003, we had used approximately $156 million in cash to repurchase LYONs and, as a result of the amendments to the credit facility, we have the ability under the amended credit facility to use an additional $299 million in cash to repurchase LYONs.

        In connection with the October 31, 2004 put obligation described in respect of the LYONs, the amended credit facility requires us to maintain, as of each day in the period commencing September 30, 2004 until the later of (a) the date that the put obligation under the LYONs is satisfied and (b) the date upon which we deliver to the lenders under the amended credit facility a certificate certifying our compliance with the covenants included in the amended credit facility for the fiscal quarter ended September 30, 2004, liquidity of not less than $400 million on a pro forma basis as if the put obligation under the LYONs had been satisfied as of such day. For purposes of this calculation, liquidity is defined as the sum of the unused commitments under our amended credit facility plus unrestricted domestic cash and marketable securities. To the extent we can satisfy this liquidity test, we may use cash to satisfy any put obligation with respect to the LYONs.

        The credit facility was also amended to permit us to prepay or repurchase up to $500 million of long-term debt other than the LYONs so long as we hold unrestricted domestic cash and marketable securities of at least $400 million immediately before and after such prepayment or repurchase.

        The amended credit facility provides that from and after the first date that we repurchase debt in accordance with the terms of the amended credit facility or make an acquisition for a purchase price of $100 million or more, we will be required to have had positive free cash flow for the four fiscal quarters most recently then ended and maintain positive free cash flow for each four quarter period thereafter. Free cash flow is defined under the amended credit facility as net cash provided by (used in) operating activities less capital expenditures and dividends.

        The amended credit facility provides that we may use up to $500 million in cash to make acquisitions provided that we comply with certain financial covenants. In February 2004, the credit facility was further amended to eliminate the provision in the January 2004 amendment that no more than $250 million in cash can be used in a single acquisition.

        The amended credit facility includes restrictions on our ability to incur additional debt in the future. Under the amended credit facility, we are generally permitted to incur the following categories of debt other than debt under the credit facility:

  •
  debt incurred to refinance existing debt,

  •
  debt in an amount equal to the amount of debt we have previously repaid, so long as immediately before and after such issuance, we have $400 million in unrestricted cash,

  •
  debt secured by real property in an amount not to exceed $130 million, and

  •
  other debt in an amount not to exceed $50 million.

        Senior Secured Notes.    We currently have outstanding $640 million aggregate principal amount of 11 1/8% senior secured notes due 2009. The terms of the indenture governing the senior secured notes limits our ability to incur additional debt. Under the indenture, we may incur debt so long as the ratio of EBITDA to interest expense, as defined under the indenture and after giving effect to the issuance of the debt on a pro forma basis, exceeds 2.25. In addition, we may incur debt under certain circumstances even if we cannot meet the incurrence test described in the proceeding sentence. Notwithstanding our ability to incur debt under the indenture, we cannot incur any such debt if we are not permitted to incur it under our amended credit facility.

Uncertainties Related to Our Liquidity and Capital Resources

        The following are the principal uncertainties related to our liquidity and capital resources:

        Debt Ratings.    Our ability to obtain external financing and the related cost of borrowing is affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. Our long-term senior unsecured debt is currently rated B3 by Moody's, with a negative outlook, and B by Standard & Poor's, with a stable outlook. These ratings have remained unchanged since May 2003.

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

        A debt rating by the major credit rating agencies is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the rating agencies. Each rating should be evaluated independently of any other rating.

        LYONs Put.    Holders of our LYONs may require us to purchase all or a portion of their LYONs on October 31, 2004 at a price per LYON of $542.95, or the accreted value of a LYON as of such date. The aggregate accreted value of LYONs currently outstanding as of October 31, 2004 is approximately $298 million. We cannot predict whether all or any portion of these LYONs will be put to us on the put date. In the event any LYONs are put to us on the put date, we have the option to settle the put obligation in cash or shares of our common stock.

Fair Value of Financial Instruments

        The following table summarizes the number of outstanding LYONs and senior secured notes, their aggregate accreted value, and their related fair market values as of December 31, and September 30, 2003:

	As of December 31, 2003			As of September 30, 2003
	Number of Notes Outstanding	Accreted Value	Fair Value	Number of Notes Outstanding	Accreted Value	Fair Value
	(dollars in millions)
LYONs	549,022	$289	$327	549,022	$287	$305
11 1/8% Senior Secured Notes	640,000	$650	$749	640,000	$650	$742

        The fair market values of the debt instruments listed above are based upon quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements taking into consideration the underlying terms of the debt.

        The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term maturity and variable rates of interest.

        As of December 31, and September 30, 2003, the estimated fair values of our foreign currency forward contracts and options were $32 million and $13 million, respectively, and were included in other current assets. The estimated fair values of these forward contracts and options were based on market quotes obtained through independent pricing sources.

        As of December 31, 2003, the fair value of our interest rate swap agreements was less than $1 million based upon a mark-to-market valuation performed by an independent financial institution.

Financial Instruments

Interest Rate Swap Agreements

        During the first quarter of fiscal 2004, we entered into four interest rate swap agreements each having a notional amount of $50 million and a maturity date of April 2009. Under these agreements, we receive a fixed interest rate of 11 1/8% and pay a floating interest rate based on the six-month LIBOR (in arrears) plus an agreed-upon spread of 6.55%, 6.8575%, 6.94% and 6.8%, respectively. In January 2004, the Company entered into a fifth interest rate swap agreement having a notional amount of $50 million and a maturity date of April 2009. Under the terms of the agreement, we will receive a fixed interest rate of 11 1/8% and will pay a floating interest rate based on the six-month LIBOR (in arrears) plus an agreed-upon spread of 6.98%. The interest rate swaps effectively convert a portion of our Senior Secured Notes from fixed rate debt into floating rate debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        See Avaya's Annual Report filed on Form 10-K for the fiscal year ended September 30, 2003 (Item 7A). At December 31, 2003, there has been no material change in this information other than entering into four interest rate swap agreements disclosed in Note 8 "Debt and Derivative Financial Instruments" to the unaudited interim consolidated financial statements.

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

PART II

Item 1.    Legal Proceedings.

        See Note 12—"Commitments and Contingencies" to the unaudited interim consolidated financial statements.

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

        In December 2003, NorthWestern Corporation ("NorthWestern") announced that the U.S. Securities and Exchange Commission had issued a subpoena to its former subsidiary, Expanets, Inc., requesting information for its formal investigation of restatements and other accounting and financial reporting matters at NorthWestern. NorthWestern has requested the Company to provide access to documentation in the Company's possession that is responsive to the SEC's request. The Company obtained possession of the records that are the subject of NorthWestern's request as a result of the Company's November 2003 acquisition of substantially all the assets and certain liabilities of Expanets and, in connection with the acquisition, agreed to provide access to the documentation. In January 2004, the SEC issued a subpoena directly to the Company requesting the production of substantially similar documents. The Company is cooperating with both NorthWestern and the SEC in responding to the requests for documentation.

Item 6.    Exhibits and Reports on Form 8-K.

        (a) Exhibits:

    10.1
    Amendment No. 4, dated February 6, 2004, to the Five Year Amended and Restated Revolving Credit Agreement, dated as of April 30, 2003, by and among Avaya Inc., Citibank, N.A., as Agent and the Lenders party thereto.

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

    32.1
    Certification of Donald K. Peterson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2
    Certification of Garry K. McGuire pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b) Reports on Form 8-K:

        The following Current Reports on Form 8-K were filed by us during the fiscal quarter ended December 31, 2003:

  1.
  October 21, 2003—Item 12. Results of Operations and Financial Condition—Avaya furnished a press release reporting financial results for the fiscal quarter ended September 30, 2003 and held a public webcast in connection with the issuance of the press release.

  2.
  November 25, 2003—Item 2. Acquisition of Assets—Avaya announced that it has acquired substantially all of the assets and assumed certain liabilities of Expanets, Inc., a subsidiary of NorthWestern Corporation.

  3.
  December 4, 2003—Item 9. Regulation FD Disclosure—Avaya filed to disclose the progress towards integrating and streamlining the operations of Expanets, Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAYA INC.

	By:	/s/ AMARNATH K. PAI Amarnath K. Pai Vice-President Finance and Corporate Controller (Principal Accounting Officer)
February 10, 2004

QuickLinks

TABLE OF CONTENTS
PART I
AVAYA INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in millions, except per share amounts) (unaudited)
AVAYA INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (unaudited, dollars in millions, except per share amounts)
AVAYA INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in millions) (unaudited)
AVAYA INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
PART II
SIGNATURES