Form 10-Q
period 2004-03-31
AVAYA INC
filed 2004-05-12
CIK 1116521

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-15951

AVAYA INC.

A DELAWARE CORPORATION	I.R.S. EMPLOYER NO. 22-3713430

211 Mount Airy Road, Basking Ridge, New Jersey 07920 Telephone Number 908-953-6000

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined by 12(b)-2 of the Securities and Exchange Act of 1934).    Yes ☒    No ☐

        At March 31, 2004, 443,695,799 common shares were outstanding.

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

PART I

Item 1. Financial Statements.

AVAYA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in millions, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
REVENUE
Products	$495	$471	$977	$930
Services	511	479	1,000	966

	1,006	950	1,977	1,896

COSTS
Products	236	230	458	468
Services	299	302	600	614

	535	532	1,058	1,082

GROSS MARGIN	471	418	919	814

OPERATING EXPENSES
Selling, general and administrative	328	317	641	651
Research and development	83	88	166	174

TOTAL OPERATING EXPENSES	411	405	807	825

OPERATING INCOME (LOSS)	60	13	112	(11)
Other expense, net	(19)	(57)	(13)	(54)
Interest expense	(19)	(17)	(40)	(36)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	22	(61)	59	(101)
Provision (benefit) for income taxes	(81)	(6)	(74)	79

INCOME (LOSS) FROM CONTINUING OPERATIONS	103	(55)	133	(180)
DISCONTINUED OPERATIONS
Income from discontinued operations, (including gain on sale of discontinued operations of $81 for the three and six months ended March 31, 2004)	21	15	3	21
Provision (benefit) for income taxes	(1)	1	1	3

INCOME FROM DISCONTINUED OPERATIONS	22	14	2	18

NET INCOME (LOSS)	$125	$(41)	$135	$(162)

Earnings (Loss) Per Common Share—Basic:
Earnings (loss) per share from continuing operations	$0.24	$(0.15)	$0.31	$(0.49)
Earnings per share from discontinued operations	0.05	0.04	—	0.05

Earnings (loss) per share	$0.29	$(0.11)	$0.31	$(0.44)

Earnings (Loss) Per Common Share—Diluted:
Earnings (loss) per share from continuing operations	$0.22	$(0.15)	$0.30	$(0.49)
Earnings per share from discontinued operations	0.05	0.04	—	0.05

Earnings (loss) per share	$0.27	$(0.11)	$0.30	$(0.44)

See Notes to Consolidated Financial Statements.

AVAYA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in millions, except per share amounts)

	As of March 31, 2004	As of September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,516	$1,192
Receivables, less allowances of $96 and $86 as of March 31, 2004 and September 30, 2003, respectively	619	642
Inventory	265	264
Deferred income taxes, net	45	69
Other current assets	182	190
Current assets of discontinued operations	7	212

TOTAL CURRENT ASSETS	2,634	2,569

Property, plant and equipment, net	578	604
Deferred income taxes, net	386	370
Goodwill	234	146
Other assets	254	178
Other assets of discontinued operations	2	190

TOTAL ASSETS	$4,088	$4,057

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$313	$305
Business restructuring reserve	50	66
Payroll and benefit obligations	271	261
Current portion of long-term debt	292	—
Deferred revenue	161	142
Other current liabilities	272	307
Current liabilities of discontinued operations	1	88

TOTAL CURRENT LIABILITIES	1,360	1,169

Long-term debt	437	953
Benefit obligations	1,163	1,224
Other liabilities	444	490
Other liabilities of discontinued operations	3	21

TOTAL NON-CURRENT LIABILITIES	2,047	2,688

Commitments and contingencies
STOCKHOLDERS' EQUITY
Series A junior participating preferred stock, par value $1.00 per share, 7.5 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 1.5 billion shares authorized, 446,075,426 and 419,434,414 issued (including 2,379,627 and 878,254 treasury shares) as of March 31, 2004 and September 30, 2003, respectively	4	4
Additional paid-in capital	2,461	2,151
Accumulated deficit	(1,135)	(1,270)
Accumulated other comprehensive loss	(622)	(679)
Less treasury stock at cost	(27)	(6)

TOTAL STOCKHOLDERS' EQUITY	681	200

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,088	$4,057

See Notes to Consolidated Financial Statements.

AVAYA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in millions)

	Six Months Ended March 31,
	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$135	$(162)
Less: Income from discontinued operations, net	2	18

Income (loss) from continuing operations	133	(180)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	79	86
Business restructuring reversals	(1)	(17)
Provision for uncollectible receivables	7	7
Deferred income taxes	13	(44)
Deferred tax valuation allowance	(8)	126
Reversal of liabilities related to tax settlement	(47)	—
Lucent securities litigation charge	—	25
Loss on extinguishment of debt, net	21	35
Adjustments for other non-cash items, net	49	20
Changes in operating assets and liabilities, net of effects of acquired businesses:
Receivables	61	133
Inventory	19	43
Interest rate swap termination	—	19
Restricted cash	(42)	(13)
Accounts payable	(37)	(54)
Business restructuring reserve	(15)	(59)
Accrued interest payments on long-term debt	(48)	(25)
Other assets and liabilities	(63)	(1)

NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	121	101

INVESTING ACTIVITIES:
Capital expenditures	(32)	(16)
Acquisition of businesses, net of cash acquired	(103)	—
Proceeds from sales of discontinued businesses	252	—
Proceeds from sale of CommScope common stock	28	—
Proceeds from collection of notes receivable	5	—
Other investing activities, net	—	3

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES OF CONTINUING OPERATIONS	150	(13)

FINANCING ACTIVITIES:
Issuance of common stock	319	5
Repayment of long-term borrowings	(249)	—
Payment of issuance costs related to equity offering	(2)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	68	5

Effect of exchange rate changes on cash and cash equivalents	9	3

Net cash provided by continuing operations	348	96
Net cash provided by (used in) discontinued operations	(24)	31

Net increase in cash and cash equivalents	324	127
Cash and cash equivalents at beginning of fiscal year	1,192	597

Cash and cash equivalents at end of period	$1,516	$724

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

Basis of Presentation

        The accompanying unaudited consolidated financial statements as of March 31, 2004 and for the three and six months ended March 31, 2004 and 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission for interim financial statements, and should be read in conjunction with the Company's consolidated financial statements and other financial information for the fiscal year ended September 30, 2003, which was filed with the Securities and Exchange Commission on February 12, 2004 on a Current Report on Form 8-K. In the Company's opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated. Certain prior year amounts have been reclassified to conform to the current interim period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

        In November 2003, the Company acquired substantially all of the assets and assumed certain liabilities of Expanets, Inc. ("Expanets"), a subsidiary of NorthWestern Corporation ("NorthWestern") in a transaction accounted for as a business combination. Accordingly, the results of the businesses acquired from Expanets have been included in the Company's consolidated financial statements beginning on November 25, 2003, the date of acquisition. Upon the closing of the acquisition, the Company decided to divest the Expanets businesses that previously distributed other vendors' products. For financial statement purposes, the assets, liabilities, results of operations and cash flows of these businesses have been segregated from those of continuing operations and are presented in the Company's financial statements as a component of discontinued operations (see Note 3).

        In January 2004, the Company completed the sale of essentially all of its Connectivity Solutions business, except for the sale of certain remaining international operations that have subsequently been completed or are expected to be completed by the end of fiscal 2004. Accordingly, the Company has accounted for the Connectivity Solutions business as a discontinued operation. The Company's consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

2.    Summary of Significant Accounting Policies and Recent Accounting Pronouncement

Summary of Significant Accounting Policies

Restricted cash

        As of March 31, 2004 and September 30, 2003, the Company had $80 million and $38 million, respectively, of restricted cash included in other current assets and other assets in the Consolidated Balance Sheets. This cash is restricted in use and has been pledged to secure letters of credit, surety bonds and other purchase guarantees that ensure the Company's performance or payment to third parties in accordance with specified terms and conditions.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(dollars in millions, except per share amounts)
Net income (loss), as reported	$125	$(41)	$135	$(162)
Total stock-based employee compensation income (expense) determined under fair value based method, net of related tax effect	(5)	28	(10)	55

Pro forma net income (loss)	$120	$(13)	$125	$(107)

Earnings (Loss) Per Common Share- Basic
As reported	$0.29	$(0.11)	$0.31	$(0.44)

Pro forma	$0.27	$(0.03)	$0.29	$(0.29)

Earnings (Loss) Per Common Share- Diluted
As reported	$0.27	$(0.11)	$0.30	$(0.44)

Pro forma	$0.26	$(0.03)	$0.28	$(0.29)

        The fair value of stock options used to compute pro forma net loss for the three and six months ended March 31, 2003 resulted in additional income because a substantial number of previously granted options had been forfeited and the cumulative reversal of pro forma expense related to these options exceeded the pro forma expense related to the remaining outstanding options.

Recent Accounting Pronouncement

SFAS 132

        In December 2003, the Financial Accounting Standards Board issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"), which changed the disclosure requirements for employers' pension plans and other postretirement benefit plans, but did not change the measurement or recognition of those plans required by other related accounting standards. The disclosure requirements of SFAS 132 are effective for the Company beginning in the second quarter of fiscal 2004. SFAS 132 requires additional information related to changes in the benefit obligations and fair values of plan assets. See Note 9, "Benefit Obligations" for the components of net periodic benefit costs recognized. Additional disclosures required by SFAS 132 will be included in the Company's Annual Report on Form 10-K for the fiscal year ending September 30, 2004, including information describing the types of plan assets, investment strategy, measurement date(s), plan obligations and cash flows.

3.    Acquisition and Divestitures

Acquisition of Expanets

        On November 25, 2003, the Company acquired substantially all of the assets and assumed certain liabilities of Expanets. Expanets was a nationwide provider of networked communications and data products and services to small and mid-sized businesses and prior to the acquisition was one of the Company's largest dealers. The acquisition will allow the Company to continue providing quality sales and service support for Expanets' customers and grow its small and mid-sized business. Under the terms of the asset purchase agreement, the Company paid a purchase price at the closing of $97 million, consisting of (i) approximately $55 million in cash paid to Expanets, (ii) approximately $27 million paid to a creditor of Expanets to satisfy a debt obligation of Expanets, and (iii) approximately $15 million deposited into an escrow account to satisfy certain liabilities of Expanets. The Company also made a payment of approximately $12 million to secure a letter of credit on behalf of Expanets, which is classified as restricted cash. The results of the Expanets businesses the Company acquired have been included in the Company's consolidated financial statements from the date of acquisition on November 25, 2003. During the second quarter of fiscal 2004, the Company recorded an additional $2 million in business combination costs, which increased the purchase price to $99 million.

        At the date of acquisition, the Company recorded Expanets' accounts receivables, inventory, liabilities and identified intangibles at estimated fair value and fixed assets at estimated replacement cost. The remainder of the purchase price in excess of the net assets acquired was recorded as goodwill. During the second quarter of fiscal 2004, the Company made adjustments to the initial purchase price allocation based upon a review of the detailed balances included in Expanets' financial statements. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date, adjusted for items identified during the second quarter of fiscal 2004:

	Initial Purchase Price Allocation	Purchase Price Adjustments	Revised Purchase Price Allocation
	(dollars in millions)
Cash	$3	$—	$3
Accounts receivable	45	—	45
Inventory	24	(3)	21
Other assets	10	(2)	8
Fixed assets	17	(13)	4
Intangibles	32	—	32
Goodwill	63	21	84
Accounts payable	(45)	—	(45)
Termination obligations	(21)	1	(20)
Other liabilities	(41)	(2)	(43)
Net assets from discontinued operations	10	—	10

Purchase price	$97	$2	$99

        The Company expects to complete the valuation of the assets acquired and the liabilities assumed by the end of fiscal 2004.

        In April 2004, the Company finalized the working capital adjustments with NorthWestern. Based upon the final working capital adjustments, the purchase price was increased by approximately $18 million, which the Company paid to NorthWestern in April 2004. The Company will adjust the purchase price allocation to reflect this adjustment in the third quarter of fiscal 2004, which will increase goodwill by $18 million.

        Identifiable intangibles consist of $21 million of customer relationships, which will be amortized over 15 years, and $11 million of agency relationships having indefinite lives. Customer relationships represent a database of information that acts as a source of repeat business for the Company. The information contained in the database includes the preferences of the customer, along with the history of services provided to the customer. Agency relationships represent the relationship Expanets had with multiple phone carriers across the U.S. that the Company assumed. The Company receives a commission for selling phone services to its customers on behalf of the phone carriers.

        The Company recorded fixed assets of $17 million in its initial purchase price allocation. The Company determined that it had no future intended use for certain of these assets and adjusted the purchase price of these assets to their net realizable value of $4 million.

        Goodwill attributable to the businesses acquired from Expanets of $84 million was assigned $17 million to the Enterprise Communications Group segment ("ECG"), $62 million to the Services segment, and $5 million to the Small and Medium Business Solutions ("SMBS") segment. Of that total amount, $69 million is expected to be deductible for tax purposes over a 15 year period.

        In connection with the acquisition, the Company recorded liabilities of $21 million for termination obligations. The Company has recognized these obligations as a liability assumed as of the acquisition date. These termination obligations consisted of $10 million of employee separation costs for approximately 1,750 employees and $11 million related to the closure of redundant real estate facilities. The Company expects to have completed the severance payments by the end of fiscal 2004 and to have substantially completed the lease termination obligations by fiscal 2007.

        During the second quarter of fiscal 2004, the Company reevaluated both the employee separation costs and lease termination obligations and determined that $1 million of the employee separation liability should be reduced, as the actual costs incurred during the period were less than the original estimate. This reduction is included in the purchase accounting adjustments identified in the table above. The following table summarizes the status of the Expanets' termination obligations as of and for the three months ended March 31, 2004:

	Employee Separation Costs	Lease Termination Obligations	Total Expanets' Termination Obligations
	(dollars in millions)
Balance as of December 31, 2003	$10	$11	$21
Cash Payments	(3)	(2)	(5)
Adjustment	(1)	—	(1)

Balance as of March 31, 2004	$6	$9	$15

Sale of a Portion of Expanets' Business

        Upon the closing of the Expanets acquisition, the Company decided to sell the Expanets businesses that previously distributed other vendors' products and, accordingly, accounted for this portion of Expanets' business as a component of discontinued operations. In the first and second quarters of fiscal 2004, the Company sold, in a series of transactions, certain assets and liabilities attributed to these businesses for an aggregate consideration of $13 million, $4 million of which was cash consideration and $9 million was in the form of notes receivable. As of March 31, 2004, the Company had substantially divested this portion of the Expanets business and had collected $5 million of these notes receivable.

        Income from discontinued operations for these businesses for the three and six months ended March 31, 2004, includes revenue of $1 million and $8 million, respectively, and loss before income taxes of $1 million and $6 million, respectively.

        The following unaudited pro forma financial information presents the Company's results as if the Expanets acquisition and the discontinued operations presentation of a portion of the Expanets business referred to above had occurred at the beginning of the respective periods:

	Three Months Ended March 31,	Six Months Ended March 31,
	2003	2004	2003
	(unaudited; dollars in millions, except per share amounts)
Revenue	$1,049	$2,025	$2,039
Net income (loss)	$(18)	$119	$(201)
Earnings (loss) per share—basic	$(0.05)	$0.28	$(0.54)
Earnings (loss) per share—diluted	$(0.05)	$0.26	$(0.54)

        These pro forma results have been prepared for comparative purposes only and include certain adjustments such as the elimination of intercompany revenue and costs, additional amortization expense as a result of identifiable intangible assets arising from the acquisition, and the removal of items included in Expanets' historical results that did not relate to assets or liabilities acquired by the Company. The pro forma results are not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the respective periods or of future results. Expanets is included in the Company's Consolidated Statement of Operations for the three months ended March 31, 2004 and, therefore, actual and pro forma information would be the same for such period.

Sale of Connectivity Solutions

        In January 2004, the Company sold certain assets and liabilities of its Connectivity Solutions business to CommScope, Inc. ("CommScope"). Accordingly, the Company has accounted for this business as a discontinued operation. Because the products offered by Connectivity Solutions did not fit strategically with the rest of the Company's product portfolio, the Company believes the sale will enable it to strengthen its focus on its core product offerings.

        On January 31, 2004, the sale of essentially all of Connectivity Solutions was completed, except for the sale of certain remaining international operations that have subsequently been completed or are expected to be completed by the end of fiscal 2004 upon, among other things, obtaining certain foreign regulatory approvals. The net book value of these remaining international operations amounted to $5 million as of March 31, 2004. The Company received approximately $248 million of cash, and 1,761,538 shares of CommScope common stock valued at approximately $33 million on the closing date. The Company paid $8 million in transaction costs relating to the sale. During the second quarter of fiscal 2004, the Company sold all the shares of CommScope common stock and recognized a pre-tax loss of $5 million, which is included in other expense, net. The $248 million cash portion of the purchase price is subject to post-closing adjustments. The Company is currently engaged in discussions with CommScope relating to the final post-closing adjustments and, therefore, the cash portion of the sales price is subject to adjustment.

        The Company recorded an $81 million pre-tax gain in the second quarter of fiscal 2004 from the sale of Connectivity Solutions, which is included in income from discontinued operations. Any additional gain or partially offsetting loss from the sale resulting from the completion of the sale of the remaining international operations or the finalization of the post-closing adjustments will be recorded as discontinued operations in future periods. In accordance with the asset purchase agreement between CommScope and the Company, certain liabilities recorded by the Company relating to Connectivity Solutions employees transferred to CommScope were not assumed by CommScope, but are no longer obligations of the Company. Therefore, included in the $81 million gain is a reversal of $26 million of such liabilities that represent primarily employee related costs for which the Company no longer has an obligation.

        The $81 million gain also includes the recognition of $32 million of foreign currency translation adjustments related to the divestiture of Connectivity Solutions' international operations. A corresponding decrease has been recorded in the accompanying Consolidated Balance Sheet as of March 31, 2004 through accumulated other comprehensive loss to reflect the realization of foreign currency translation adjustments upon the liquidation of these foreign operations. These foreign currency translation adjustments represent the net unrealized gains and losses arising from changes in exchange rates and the related effect on the translation of assets and liabilities of those international operations.

        Listed below are the major classes of assets and liabilities of Connectivity Solutions that have been sold and transferred to CommScope. These amounts will be adjusted upon the sale of the remaining international operations and for post-closing adjustments.

	Balances Transferred During the Three Months Ended March 31, 2004	As of September 30, 2003
	(dollars in millions)
Assets
Receivables	$47	$68
Inventory	124	142
Property, plant and equipment, net	180	179
Other assets	4	13

Total assets	$355	$402

Liabilities
Accounts payable	$25	$54
Payroll and benefit obligation	59	31
Other liabilities	21	24

Total liabilities	$105	$109

Net assets sold	$250	$293

        Income from discontinued operations from January 1, 2004 through the closing date of January 31, 2004, includes $29 million of revenue and $59 million of loss before income taxes related to Connectivity Solutions' operations. Income from discontinued operations for the period from

October 1, 2003 through the closing date, includes $167 million of revenue and $72 million of loss before income taxes related to Connectivity Solutions' operations.

        In connection with the closing of the transaction, the Company recognized a pension and postretirement curtailment loss of $24 million and a settlement loss of $24 million upon the transfer of pension and postretirement benefit assets and liabilities to CommScope, and recorded a corresponding increase of $48 million to the benefit obligation. These losses were included in income from discontinued operations in the second quarter of fiscal 2004. Upon the transfer of these pension and postretirement benefit assets and liabilities to CommScope as of March 31, 2004, an offsetting gain of $48 million was recognized and included in the $81 million gain on sale of discontinued operations for the assumption of these liabilities by CommScope. These two transactions resulted in a net zero impact to income from discontinued operations for the three and six months ended March 31, 2004.

        As a result of the transfer of Connectivity Solutions employees to CommScope, the Company remeasured its minimum pension liability related to the pension plan for represented employees. In accordance with SFAS No. 87, "Employers' Accounting for Pensions," the Company recorded an adjustment in the second quarter of fiscal 2004 of $50 million to decrease the additional minimum pension liability from $813 million as of September 30, 2003, to $763 million as of March 31, 2004. This resulted in a $36 million decrease to accumulated other comprehensive loss and a $14 million decrease to intangible assets as of March 31, 2004.

        On October 30, 2003, in exchange for the agreement of the International Brotherhood of Electrical Workers to withdraw numerous pending and threatened grievances and arbitration demands against the Company in connection with the Connectivity Solutions business, the Company agreed to provide a one-time payment of five thousand dollars per person to certain employees and offer an enhanced retirement incentive for those employees who were pension eligible as of December 2, 2003. In the first quarter of fiscal 2004, the Company recorded a charge of approximately $7 million for the one-time payment and $4 million related to the acceptance by 124 employees of the retirement incentive offer. Each of these charges is included in income from discontinued operations in the Consolidated Statement of Operations.

4.    Goodwill and Intangible Assets

        The changes in the carrying value of goodwill, including the amount primarily attributed to the acquisition of Expanets, which includes purchase accounting adjustments, for the six months ended March 31, 2004 by operating segment are as follows:

	Enterprise Communications Group	Small and Medium Business Solutions	Services	Total
	(dollars in millions)
Balance as of September 30, 2003	$118	$28	$—	$146
Goodwill acquired	17	5	63	85
Impact of foreign currency exchange rate fluctuations	—	3	—	3

Balance as of March 31, 2004	$135	$36	$63	$234

AVAYA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

        The following table presents the components of the Company's acquired intangible assets with definitive lives, which are included in other assets in the Consolidated Balance Sheets.

	As of March 31, 2004			As of September 30, 2003
Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(dollars in millions)
Existing technology	$123	$121	$2	$123	$117	$6
Customer relationships	21	—	21	—	—	—

Total intangible assets	$144	$121	$23	$123	$117	$6

        Amortization expense for the Company's acquired intangible assets with definitive lives was $2 million and $3 million for the three months ended March 31, 2004 and 2003, respectively, and $4 million and $6 million for the six months ended March 31, 2004 and 2003, respectively. Estimated amortization expense for the succeeding fiscal years as of March 31, 2004 is (i) $1 million for the remaining six months in fiscal 2004; (ii) $2 million in 2005; (iii) $2 million in 2006; (iv) $2 million in 2007; (v) $1 million in 2008; and (vi) $15 million thereafter.

        As discussed in Note 3, in connection with the acquisition of Expanets, the Company identified $11 million of intangible assets having indefinite lives, which are included in other assets in the Consolidated Balance Sheets. Intangible assets with indefinite lives are not subject to amortization and will be tested for impairment annually. The Company will evaluate the remaining useful life of these intangible assets to determine whether events and circumstances continue to support an indefinite useful life and will compare the fair value of these intangible assets with their carrying amount. To the extent the fair value exceeds the carrying amount, an impairment charge will be recorded.

        In addition, included in other assets in the Consolidated Balance Sheets as of March 31, 2004 and September 30, 2003 is an intangible asset of $49 million and $63 million, respectively, representing unrecognized prior service costs associated with the recording of a minimum pension liability in fiscal 2003 and 2002. This intangible asset may be eliminated or adjusted as necessary when the amount of minimum pension liability is reassessed, which is conducted at least annually. Based on the Company's remeasurement of its minimum pension liability as a result of the transfer of Connectivity Solutions employees to CommScope, as discussed in Note 3, the intangible asset decreased by $14 million.

5.    Comprehensive Income (Loss)

        Other comprehensive income (loss) is recorded directly to a separate section of stockholders' equity in accumulated other comprehensive loss and includes unrealized gains and losses excluded from the Consolidated Statements of Operations. These unrealized gains and losses for the three and six months ended March 31, 2004 and 2003 consisted primarily of adjustments to the minimum pension liability, net of income taxes and valuation allowance, and foreign currency translation, which were not adjusted for income taxes since they primarily relate to indefinite investments in non-U.S. subsidiaries.

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(dollars in millions)
Net income (loss)	$125	$(41)	$135	$(162)
Other comprehensive income:
Foreign currency translation adjustments	4	7	53	32
Minimum pension liability adjustment, net of a reversal of deferred income taxes of $14 million offset by a reversal of the corresponding $14 million valuation allowance for the three and six months ended March 31, 2004	36	—	36	—

Total comprehensive income (loss)	$165	$(34)	$224	$(130)

6.    Supplementary Financial Information

Balance Sheet Information

	As of March 31, 2004	As of September 30, 2003
	(dollars in millions)
INVENTORY
Finished goods	$211	$198
Work in-process and raw materials	54	66

Total inventory	$265	$264

Statements of Operations Information

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(dollars in millions)
OTHER EXPENSE, NET
Interest income	$4	$4	$7	$8
Loss on sale of CommScope common stock	(5)	—	(5)	—
Loss on extinguishment of Senior Secured Notes	(21)	—	(21)	—
Loss on extinguishment of LYONs	—	(35)	—	(35)
Lucent securities litigation charge	—	(25)	—	(25)
Other, net	3	(1)	6	(2)

Total other expense, net	$(19)	$(57)	$(13)	$(54)

Cash Flow Information

	Six Months Ended March 31,
	2004	2003
	(dollars in millions)
Non-cash transactions:
Investment in equity securities	$6	$—
CommScope common stock received in connection with Connectivity Solutions sale	33	—
Notes received as part of Expanets' sale	9	—
Exchange of LYONs for common stock	—	18
Warrants to purchase common stock issued in LYONs Exchange Offer	—	5

Total non-cash transactions	$48	$23

7.    Business Restructuring Reserve

        The business restructuring reserve reflects the remaining balance associated with the Company's previous business restructuring actions. The following table summarizes the status of the Company's business restructuring reserve as of and for the six months ended March 31, 2004:

	Employee Separation Costs	Lease Termination Obligations	Total Business Restructuring Reserve
	(dollars in millions)
Balance as of September 30, 2003	$4	$62	$66
Cash payments	(3)	(12)	(15)
Reversals	(1)	—	(1)

Balance as of March 31, 2004	$—	$50	$50

        Payments on lease obligations, net of estimated sublease income, will extend through 2011 because, in certain circumstances, the remaining lease payments were less than the termination fees.

8.    Debt and Derivative Financial Instruments

        Debt outstanding consists of the following:

	As of March 31, 2004		As of September 30, 2003
	(dollars in millions)
Current portion of long-term debt:
LYONs convertible debt, net of discount	$292		$—

Long-term debt:
LYONs convertible debt, net of discount	—		287
11 1/8% Senior Secured Notes, net of discount, premium and deferred gain on interest rate swap	437	(1)	666	(2)

Total long-term debt	437		$953

Total debt	$729		$953

(1)
The carrying value of the 11 1/8% Senior Secured Notes due April 2009 ("Senior Secured Notes") as of March 31, 2004 of $437 million is comprised of the aggregate principal amount outstanding of $416 million adjusted for $6 million of unamortized premium, net of discount, $6 million related to the increase in the fair market value of the hedged portion of such debt, and the unamortized deferred gain of $9 million related to the termination in December 2002 of the Company's interest rate swap agreements that were entered into in April 2002. Upon termination of the swap agreements, the Company received cash proceeds of $19 million which was recorded as a deferred gain that is being amortized as a reduction to interest expense over the remaining term of the Senior Secured Notes.

(2)
The carrying value of the Senior Secured Notes as of September 30, 2003 of $666 million is comprised of the aggregate principal amount outstanding of $640 million adjusted for $10 million of unamortized premium, net of discount, and the unamortized deferred gain of $16 million related to the termination the Company's interest rate swap agreements in December 2002.

Senior Secured Notes

        On March 19, 2004, the Company redeemed $224 million aggregate principal amount of its outstanding Senior Secured Notes at a price of 111.125% per note, or approximately $249 million in the aggregate, resulting in a premium paid upon redemption of $25 million. The Company used the entire net proceeds received from the sale in February 2004 of approximately 14 million shares of the Company's common stock to redeem these notes (see Note 10). The Company recognized a loss on the early redemption of $21 million, which is included in other expense, net. The $21 million loss consists of (i) the $25 million redemption premium, (ii) the write-off of $5 million of deferred financing costs, offset partially by the recognition of (iii) $4 million of unamortized net premium recorded at the time of the original debt issuances, and (iv) a $5 million deferred gain related to the termination in December 2002 of the Company's interest rate swap agreements.

        Upon redemption of these notes, the Company paid interest of $12 million, which had accrued from October 1, 2003 through March 19, 2004.

LYONs Put Obligation

        The Company has classified the Liquid Yield Option™ Notes due 2021 ("LYONs") convertible debt as a current obligation as of March 31, 2004 since the holders may require the Company to purchase all or a portion of their LYONs on October 31, 2004. If the LYONs are put to the Company,

the Company may, at its option, elect to pay the purchase price in cash or shares of common stock, or any combination thereof.

Credit Facility Amendment

        In January 2004, the Company and the lenders under the Company's five-year revolving credit agreement ("Credit Facility") amended the terms of the Credit Facility to provide the Company with additional flexibility to repurchase its debt securities and make acquisitions.

        As a result of the amendments to the Credit Facility, the Company is permitted to use up to $455 million in cash to redeem or repurchase LYONs, other than pursuant to the October 31, 2004 put, so long as the Company holds unrestricted domestic cash and marketable securities of at least $400 million immediately before and after such redemption or repurchase. As of March 31, 2004, the Company used approximately $156 million in cash to repurchase LYONs and, as a result of the amendments to the Credit Facility, has the ability under the amended Credit Facility to use an additional $299 million in cash to repurchase LYONs, other than pursuant to the October 31, 2004 put.

        In connection with the October 31, 2004 put obligation described in respect to the LYONs, the amended Credit Facility requires the Company to maintain, as of each day in the period commencing September 30, 2004 until the later of (a) the date that the put obligation under the LYONs is satisfied and (b) the date upon which the Company delivers to the lenders under the amended Credit Facility a certificate certifying its compliance with the covenants included in the amended Credit Facility for the fiscal quarter ended September 30, 2004, liquidity of not less than $300 million on a pro forma basis as if the put obligation under the LYONs had been satisfied as of such day. For purposes of this calculation, liquidity is defined as the sum of the unused commitments under the Company's amended Credit Facility plus unrestricted domestic cash and marketable securities. To the extent the Company can satisfy this liquidity test, it may use cash to satisfy any put obligation with respect to the LYONs.

        The Credit Facility was also amended to permit the Company to prepay or repurchase up to $500 million of long-term debt other than the LYONs so long as the Company holds unrestricted domestic cash and marketable securities of at least $400 million immediately before and after such prepayment or repurchase. The Company used $249 million of this amount to redeem 35% of the Senior Secured Notes in March 2004. The Company has the ability to use an additional $251 million in cash to repurchase long-term debt other than LYONs under the amended Credit Facility.

        The amendments to the Credit Facility provide that from and after the first date that the Company repurchases debt in accordance with the terms of the amended Credit Facility or makes an acquisition for a purchase price of $100 million or more, the Company will be required to have had positive free cash flow for the four fiscal quarters most recently then ended and maintain positive free cash flow for each four quarter period thereafter. Free cash flow is defined under the amended Credit Facility as net cash provided by (used in) operating activities less capital expenditures and dividends. As a result of the redemption of the Senior Secured Notes described above, the Company is currently required to comply with this covenant.

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

Interest Rate Swap Agreements

        During the six months ended March 31, 2004, the Company entered into five interest rate swap agreements each having a notional amount of $50 million and a maturity date of April 2009. Under these agreements, the Company receives a fixed interest rate of 11 1/8% and pays a floating interest rate based on the six-month LIBOR (in arrears) plus an agreed-upon spread of 6.55%, 6.8575%, 6.94%, 6.8% and 6.98%, respectively. The interest rate swaps effectively convert $250 million of the Senior Secured Notes from fixed rate debt into floating rate debt.

9.    Benefit Obligations

        The following table illustrates the components of net periodic benefit cost for the Company's pension and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three months ended March 31,				Six months ended March 31,
	2004	2003	2004	2003	2004	2003	2004	2003
	(dollars in millions)
Service cost	$4	$14	$1	$2	$9	$29	$3	$4
Interest cost	43	43	10	10	87	86	21	20
Expected return on plan assets	(54)	(52)	(4)	(5)	(109)	(104)	(8)	(9)
Amortization of prior service cost	2	1	3	—	4	1	5	—
Recognized net actuarial loss	4	—	2	—	7	—	3	—
Curtailment loss	10	—	14	—	10	—	14	—
Settlement loss	16	—	8	—	16	—	8	—
Special termination benefits	—	—	—	—	4	—	—	—

Net periodic benefit cost	$25	$6	$34	$7	$28	$12	$46	$15

        As previously disclosed in its financial statements for the year ended September 30, 2003, the Company will not be required to make any contributions to fund its pension obligation in fiscal 2004.

        The Company provides certain pension benefits and retiree medical benefits for management employees, neither of which is pre-funded. Consequently, the Company makes payments as these pension and retiree medical benefits are disbursed. For the six months ended March 31, 2004, the Company made payments for these pension and retiree medical benefits totaling $3 million and $12 million, respectively. For the remainder of fiscal 2004, the Company presently anticipates making additional payments for these pension and retiree medical benefits totaling $5 million and $12 million, respectively, for a total during fiscal 2004 of approximately $8 million and $24 million, respectively.

10.    Equity Transaction

        In February 2004, the Company sold 14,039,481 shares of its common stock for $17.85 per share in a public offering. The Company received proceeds of approximately $249 million, net of $2 million of underwriting discounts and commissions, which have been recorded as a reduction to additional paid-in capital. The Company used the entire net proceeds to redeem a portion of its outstanding Senior Secured Notes (see Note 8).

11.    Stock Compensation

        During the six months ending March 31, 2004, the Company granted to eligible employees approximately 9 million stock options at a weighted average exercise price of $13.61 and approximately 507 thousand restricted stock units at a weighted average market value of $13.79.

        A total of approximately 5 million restricted stock units held by employees vested during the six months ended March 31, 2004. Of this amount, approximately 1.5 million shares underlying the restricted stock units were withheld for purposes of remitting federal and state income and payroll taxes related to the vesting of the units. The remaining approximately 3.5 million shares underlying the restricted stock units were distributed to the employees upon vesting. The 1.5 million shares withheld for tax purposes are recorded as treasury stock at the value of the shares as of the respective vesting dates and account for the $21 million increase in treasury stock from September 30, 2003 to March 31, 2004.

12.    Earnings (Loss) Per Share of Common Stock

        Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share is calculated by adjusting net income (loss) available to common stockholders and weighted average outstanding shares, assuming conversion of all potentially dilutive securities including stock options, restricted stock units, warrants, and convertible debt.

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(dollars and shares in millions, except per share amounts)
Earnings (Loss) Per Common Share—Basic:
Income (loss) from continuing operations	$103	$(55)	$133	$(180)
Income from discontinued operations	22	14	2	18

Net income (loss) available to common stockholders	$125	$(41)	$135	$(162)

Weighted average shares—basic	435	375	428	371

Earnings (loss) per share from continuing operations	$0.24	$(0.15)	$0.31	$(0.49)
Earnings per share from discontinued operations	0.05	0.04	—	0.05

Earnings (loss) per share—basic	$0.29	$(0.11)	$0.31	$(0.44)

Earnings (Loss) Per Common Share—Diluted:
Income (loss) from continuing operations	$103	$(55)	$133	$(180)
After-tax savings on the assumed conversion of LYONs	1	—	4	—

Income (loss) from continuing operations available to common stockholders	104	(55)	137	(180)
Income from discontinued operations	22	14	2	18

Net income (loss) available to common stockholders	$126	$(41)	$139	$(162)

Weighted average shares—basic	435	375	428	371
Potential dilutive securities:
Assumed exercise of stock options	10	—	9	—
Assumed vesting of restricted stock units	1	—	2	—
Assumed exercise of warrants	6	—	6	—
Assumed conversion of LYONs	21	—	21	—

Weighted average shares—diluted	473	375	466	371

Earnings (loss) per share from continuing operations	$0.22	$(0.15)	$0.30	$(0.49)
Earnings per share from discontinued operations	0.05	0.04	—	0.05

Earnings (loss) per share—diluted	$0.27	$(0.11)	$0.30	$(0.44)

Securities excluded from the computation of diluted earnings (loss) per common share:
Options (1)	9	54	25	51
Warrants (1)	7	16	7	14
Common shares issuable upon conversion of LYONs:
Settled in common shares (2)	—	177	—	222
Settled in cash (3)	—	22	—	11

Total	16	269	32	298

(1)
These securities have been excluded from the diluted earnings (loss) per common share calculation either because the respective exercise prices are greater than the average market value of the underlying stock, or their inclusion would have been antidilutive.

(2)
For the three and six months ended March 31, 2003, the securities listed represent the average number of shares issuable by the Company if it were required to purchase LYONs outstanding as of March 31, 2003 on the initial October 31, 2004 put date and if the Company elected to satisfy the put obligation in shares of common stock. Such securities were excluded from the diluted loss per common share calculation as their inclusion would have been antidilutive.

(3)
These securities have been excluded from the diluted earnings (loss) per common share calculation due to the assumption that this portion of the debt would have been settled in cash.

13.    Operating Segments

        The Company reports its operations in three segments—ECG, SMBS, and Services. The ECG segment develops, markets and sells communications products and applications primarily to large enterprises and includes IP telephony systems, traditional voice communications systems, multi-media contact center infrastructure and applications in support of customer relationship management, unified communications applications, and appliances, such as telephone sets. The SMBS segment develops, markets and sells communications products and applications, including IP telephony systems, traditional voice communications systems, unified communication and contact center applications, for small and medium-sized businesses. The Services segment offers a comprehensive portfolio of global services that enable customers to plan, design, build and manage their communications networks. Services' operating results also include the professional services organization as explained below.

        As described in Note 3, as a result of the sale of Connectivity Solutions, the Company has classified the results of operations of Connectivity Solutions as a discontinued operation. This business was previously disclosed as a separate operating segment. The segment data included below has been restated to exclude the results of Connectivity Solutions and to reallocate Connectivity Solutions' portion of corporate related expenses to the remaining operating segments. During the first quarter of fiscal 2004, the Company moved its professional services organization from ECG to the Services segment to more properly reflect the professional service organization's ability to service products other than Avaya's. The Company's professional services organization provides services required to customize the Company's communication application solutions for individual customer needs. The Company also allocated a portion of the results attributed to the Company's third-party financing arrangement from ECG to SMBS based on the relative contribution of the arrangement to the sale of each segment's products. Accordingly, prior period amounts have been reclassified to reflect these changes.

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

Reportable Segments

        Summarized financial information relating to the Company's reportable segments is shown in the following table:

	Reportable Segments			Corporate
	Enterprise Communications Group	Small and Medium Business Solutions	Services	Corporate Business Restructuring Reversals, Net	Other Unallocated Amounts	Total Consolidated
	(dollars in millions)
Three Months Ended March 31, 2004
Revenue	$427	$66	$511	$—	$2	$1,006
Operating income (loss) from continuing operations	(8)	5	63	1	(1)	60
Three Months Ended March 31, 2003
Revenue	$413	$58	$479	$—	$—	$950
Operating income (loss) from continuing operations	(31)	(2)	41	14	(9)	13
Six Months Ended March 31, 2004
Revenue	$844	$129	$1,000	$—	$4	$1,977
Operating income (loss) from continuing operations	(12)	11	116	1	(4)	112
Six Months Ended March 31, 2003
Revenue	$815	$115	$966	$—	$—	$1,896
Operating income (loss) from continuing operations	(84)	(3)	81	10	(15)	(11)

Geographic Information

        Financial information relating to the Company's revenues by geographic area was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(dollars in millions)
Revenue(1)
U.S.	$760	$719	$1,498	$1,433
International	246	231	479	463

Total	$1,006	$950	$1,977	$1,896

(1)
Revenue is attributed to geographic areas based on the location of customers.

14.    Commitments and Contingencies

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

        In March 2003, Lucent announced that it had entered into a $420 million settlement of all pending shareholder and related litigation. Certain cases which are the subject of the settlement are shared contingent liabilities under the Contribution and Distribution Agreement and accordingly, the Company is responsible for 10% of the liabilities attributable to those cases, including 10% of the legal costs associated with the portion of the litigation for which the Company shares liability. In the second quarter of fiscal 2003, the Company recorded a charge of $25 million representing the Company's estimate of its liability in this matter. The Company recently reached agreement with Lucent to pay $24 million in shares of the Company's common stock in full satisfaction of its obligations under the settlement. The terms of the settlement were approved by the Federal District Court for the District of New Jersey in December 2003. The Company understands the administration of claims is currently in process.

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

Environmental, Health and Safety Matters

        The Company is subject to a wide range of governmental requirements relating to employee safety and health and to the handling and emission into the environment of various substances used in its operations. The Company is subject to certain provisions of environmental laws, particularly in the United States, governing the cleanup of soil and groundwater contamination. Such provisions impose liability for the costs of investigating and remediating releases of hazardous materials at currently or formerly owned or operated sites. In certain circumstances, this liability may also include the cost of cleaning up historical contamination, whether or not caused by the Company. The Company is currently conducting investigation and/or cleanup of known contamination at approximately seven of its current or former facilities either voluntarily or pursuant to government directives. None of the sites is reasonably likely to generate environmental costs that will be individually material nor will environmental costs for all sites in the aggregate be material. There are no known third parties who may be responsible for investigation and/or cleanup at these sites and therefore, for purposes of assessing the adequacy of financial reserves for these liabilities, the Company has not assumed that it will recover amounts from any third party, including under any insurance coverage or indemnification arrangement. Although the Company does not separately track recurring costs of managing hazardous substances and pollutants in ongoing operations, it does not believe them to be material.

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

        The Company assesses the adequacy of environmental reserves on a quarterly basis. For each of the three and six month periods ended March 31, 2004 and 2003, no amounts were charged to the Statements of Operations for environmental costs as reserves were deemed to be adequate. Expenditures for environmental matters each of the three and six month periods ended March 31, 2004 and 2003 were not material to the Company's financial position, results of operations or cash flows. Payment for the environmental costs covered by the reserves may be made over a 30-year period.

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

        The following table reconciles the changes in the Company's product warranty reserve as of and for the six months ended March 31, 2004:

(dollars in millions)
Balance as of September 30, 2003	$30
Warranties accrued during the six months ended March 31, 2004	23
Less actual warranty expenses incurred during the period	(28)

Balance as of March 31, 2004	$25

Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements

Letters of Credit

        The Company has entered into uncommitted credit facilities that vary in term totaling $151 million for the purpose of securing third party financial guarantees such as letters of credit which ensure the Company's performance or payment to third parties. As of March 31, 2004, the Company had outstanding an aggregate of $90 million in irrevocable letters of credit and similar third party financial guarantees. The Company has secured lower bank fees by cash collateralizing $70 million of these outstanding letters of credit with the issuing financial institutions and has securitized $10 million for other collateral requirements relating to casualty claims. This restricted cash is included in other assets on the Company's Consolidated Balance Sheets.

Surety Bonds

        The Company acquires various types of surety bonds, such as license, permit, bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. These bonds vary in duration although most are issued and outstanding from six months to three years. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is approximately $19 million as of March 31, 2004. Historically, no surety bonds have been drawn upon and there is no future expectation that these surety bonds will be drawn upon.

Purchase Commitments and Termination Fees

        The Company has commitment contracts with certain suppliers in which it is obligated to purchase a specified amount of inventory based on its forecasts, or pay a charge in the event the Company does not meet its designated purchase commitments. Additionally, certain agreements call for an early termination fee, obligating the Company to make a payment to the supplier. As of March 31, 2004, the maximum potential payment under these commitments was approximately $65 million. Historically, the Company has not been required to pay a charge for not meeting its designated purchase commitments with these suppliers.

Product Financing Arrangements

        The Company sells products to various resellers that may obtain financing from certain unaffiliated third party lending institutions.

        The Company has a product financing arrangement with one U.S. reseller. Avaya is obligated under certain circumstances to repurchase inventory previously sold to this reseller, in the event the lending institution, which financed the transaction, repossesses the reseller's inventory of the Company's products. The Company's obligation to repurchase inventory from the lending institution terminates 180 days from the date of invoicing by the Company to the reseller. The repurchase amount is equal to the price originally paid to the Company by the lending institution for the inventory. This reseller has financed $63 million of inventory purchases under this arrangement as of March 31, 2004. There have not been any repurchases made by Avaya since the Company entered into this agreement in March 2001. The Company has estimated the fair value of this guarantee as of March 31, 2004 and has adequately provided for this guarantee in its financial statements at March 31, 2004. The fair value of the guarantee is not significant. There can be no assurance that the Company will not be obligated to repurchase inventory under this arrangement in the future.

        For the Company's product financing arrangement with resellers outside the U.S., in the event participating resellers default on their payment obligations to the lending institution, the Company is obligated under certain circumstances to guarantee repayment to the lending institution. The repayment amount fluctuates with the level of product financing activity. The guarantee repayment amount reported to the Company from the lending institution was approximately $6 million as of March 31, 2004. The Company reviews and sets the maximum credit limit for each reseller participating in this financing arrangement. There have not been any guarantee repayments by Avaya since the Company entered in this arrangement in October 2000. The Company has estimated the fair value of this guarantee as of March 31, 2004 and has adequately provided for this guarantee in its financial statements at March 31, 2004. The fair value of the guarantee is not significant. There can be no assurance that the Company will not be obligated to repurchase inventory under this arrangement in the future.

Credit Facility Indemnification

        In connection with its obligations under the amended Credit Facility described in Note 8, the Company has agreed to indemnify the third party lending institutions for costs incurred by the institutions related to changes in tax law or other legal requirements. While there have been no amounts paid to the lenders pursuant to this indemnity in the past, there can be no assurance that the Company will not be obligated to indemnify the lenders under this arrangement in the future.

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

        In the second quarter of fiscal 2004, the Company recognized an $89 million tax benefit resulting from the resolution of federal income tax audit matters for the years 1990 through 1998 and certain state tax matters that arose prior to the Company's separation from Lucent. The $89 million benefit consisted of a $37 million net cash refund and the reversal of certain tax liabilities. The Company received the $37 million net cash refund from Lucent in accordance with the terms of a Tax Sharing Agreement that the Company and Lucent entered into in connection with the Distribution. The Tax Sharing Agreement governs Lucent's and the Company's respective rights, responsibilities and obligations after the distribution with respect to taxes for the periods ending on or before the distribution. Generally, pre-distribution taxes or benefits that are clearly attributable to the business of one party will be borne solely by that party, and other pre-distribution taxes or benefits will be shared by the parties based on a formula set forth in the Tax Sharing Agreement. The Company may be subject to additional taxes or benefits pursuant to the Tax Sharing Agreement related to future settlements of audits by taxing authorities for the periods prior to the Company's separation from Lucent.

15.    Subsequent Event

        On April 2, 2004, the Company announced an agreement with the Tata Group to acquire its shares of Tata Telecom Ltd. ("Tata Telecom"), a leading voice communications solutions provider in India, representing 25.1 percent ownership of Tata Telecom. The Company currently owns a 25.5 percent interest in Tata Telecom. Under the terms of the agreement, the Company will pay 220 rupees per share, or approximately $18 million in cash. The transaction is expected to close by September 30, 2004, and is subject to statutory requirements and regulatory approval, including a public tender offer to purchase a minimum of 20 percent additional outstanding shares of Tata Telecom at a price of 220 rupees per share. Upon the completion of the acquisition of these additional equity interests, the Company will own at least 50.6 percent and as much as 70.6 percent of Tata Telecom and will begin consolidating their results.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following section should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this Quarterly Report on Form 10-Q.

        Our accompanying unaudited consolidated financial statements as of March 31, 2004 and for the three and six months ended March 31, 2004 and 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission, or the SEC, for interim financial statements, and should be read in conjunction with our consolidated financial statements and other financial information for the fiscal year ended September 30, 2003, which was filed with the Securities and Exchange Commission on February 12, 2004 on a Current Report on Form 8-K. In our opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated. Certain prior year amounts have been reclassified to conform to the current interim period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

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

  Risks Related To Our Revenue and Business Strategy

        Although our revenue increased from the first quarter of fiscal 2004 to the second quarter of fiscal 2004, we did experience significant revenue declines during the past several years and if business capital spending, particularly for enterprise communications products, applications and services, does not improve or deteriorates, our revenue may not grow or may decline, and our operating results may be adversely affected.

        Our revenue for the fiscal years ended September 30, 2001, 2002 and 2003 was $5,473 million, $4,387 million and $3,796 million, respectively. The decline in revenue over this period is attributable to, among other things, declines in the market for our traditional business, enterprise voice communications systems, and the effect of general economic conditions on our customers' willingness to spend on enterprise communications technology during the last several years. The decline in revenue has contributed to our net losses for the fiscal years ended September 30, 2001, 2002 and 2003 of $352 million, $666 million and $88 million, respectively, and our accumulated deficit in the amount of $1,270 million as of September 30, 2003.

        Our revenue for each of the quarters in fiscal 2003 and the first and second quarters of fiscal 2004 was $946 million, $950 million, $929 million, $971 million, $971 million and $1,006 million, respectively. Our revenue for the first six months of fiscal 2004 includes revenue generated by the businesses we acquired from Expanets from the date of acquisition on November 25, 2003 until March 31, 2004.

        Our operating results are significantly affected by the impact of economic conditions on the willingness of enterprises to make capital investments, particularly in enterprise communications technology and related services. Although general economic conditions have improved recently and our revenue for the second quarter increased $35 million, or 3.6%, compared to the first quarter of fiscal 2004, we believe that enterprises continue to be concerned about their ability to increase revenues and thereby increase their profitability. Accordingly, they have tried to maintain or improve profitability through cost reduction and reduced capital spending. Because it is not certain whether enterprises will increase spending on enterprise communications technology significantly in the near term, there may be continued pressure on our ability to increase our revenue.

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

        If these or other conditions limit our ability to grow revenue or cause our revenue to decline and we cannot reduce costs on a timely basis or at all, our operating results will be adversely affected.

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

        Increases in revenue from sales of IP telephony systems have not always exceeded the decline in revenue from sales of enterprise voice communications systems in prior quarters. Even if we are successful in increasing our revenue from sales of IP telephony systems, if revenue from sales of enterprise voice communications systems declines faster than revenue from sales of IP telephony systems increases, our overall revenue and operating results may be adversely affected.

        Our traditional enterprise voice communications systems and the advanced communications products and applications described above are a part of our Enterprise Communications Group and Small and Medium Business Solutions segments. If we are unsuccessful in executing our strategy, the contribution to our results from these segments may fail to grow or may decline, reducing our overall operating results and thereby requiring a greater need for external capital resources. Our Services segment may also be adversely affected to the extent that Services revenues are related to sales of these products and applications.

        A key component of our strategy is our focus on the development and marketing of advanced communications products and applications, including IP telephony systems, and this strategy may not be successful or may adversely affect our business.

        We are focused on the development and sales of IP telephony systems and other advanced communications products and applications. In order to execute this strategy successfully, we must continue to:

  •
  retrain our sales staff and distribution partners to sell new types of products, applications and services and improve our marketing of such products, applications and services;

  •
  research and develop more IP telephony systems and other products and applications using modes of communications other than voice, which has historically been our core area of expertise;

  •
  retrain our Services employees to service the new products and applications;

  •
  develop relationships with new types of distribution partners;

  •
  make sales to our existing customers that incorporate our advanced communications products, applications and services with and without retaining their existing network infrastructure; and

  •
  expand our current customer base by selling our advanced communications products, applications and services to enterprises that have not previously purchased our products and applications.

        If we do not successfully execute this strategy, our operating results may be adversely affected. Moreover, even if we successfully address these challenges, our operating results may still be adversely affected if the market opportunity for advanced communications products, applications and services, including IP telephony systems, does not develop in the ways that we anticipate. Because this market opportunity is in its early stages, we cannot predict whether:

  •
  the demand for advanced communications products, applications, and services, including IP telephony systems, will grow as fast as we anticipate;

  •
  new technologies or new competitors will cause the market to evolve in a manner different than we expect; or

  •
  we will be able to maintain a leadership or profitable position as this opportunity develops.

        We face intense competition from our historical competitors and recent entrants into the enterprise communications market.

        Historically, our product businesses have competed against other providers of enterprise voice communications systems such as Nortel Networks Corporation, Siemens Aktiengesellschaft, Alcatel S.A. and NEC Corporation. As we focus on the development and marketing of advanced communications systems, such as IP telephony systems that converge voice, data and other traffic across a single unified network, we face intense competition from these providers of voice communications systems as well as from data networking companies such as Cisco Systems, Inc. and 3Com Corp. In addition, because the market for our products is subject to rapid technological change, as the market evolves we may face competition in the future from companies that do not currently compete in the enterprise communications market, including companies that currently compete in other sectors of the technology, communications and software industries. Competition from these potential market entrants may take many forms, including offering products and applications similar to those we offer as part of a larger, bundled offering.

        Several of these existing competitors have, and many of our future competitors may have, greater financial, personnel and capacity resources than we and as a result, these competitors may be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements. Competitors with greater financial resources also may be able to offer lower prices, additional products or services or other incentives that we cannot match or do not offer. We cannot predict with precision which competitors may enter our markets in the future or what form such competition may take. In order to effectively compete with any new market entrant, we may need to make additional investments in our business or use more capital resources than our business currently requires.

  Risks Related to Our Liquidity and Capital Resources.

        If we do not continue to generate net cash flow from operations or unanticipated cash needs arise, we may not have adequate or cost-effective liquidity or capital resources.

        Our cash needs include servicing our debt, including any put obligation related to our Liquid Yield Option™ Notes due 2021, or LYONs, that may arise in October 2004, funding working capital, capital expenditures, business restructuring liabilities, employee benefit obligations, the purchase price for our acquisition of a majority interest in Tata Telecom Limited and for general corporate purposes. We believe that our $1,516 million in existing cash and cash equivalents as of March 31, 2004 and our net cash provided by operating activities during the remainder of fiscal 2004 will be sufficient to meet these cash needs.

        If, however, we do not continue to generate net cash from operations or face unanticipated cash needs, such as the funding of a future acquisition or other capital investment, we may need to obtain external financing. Under the terms of any external financing, we may incur higher than expected financing expenses, and become subject to additional restrictions and covenants. In addition, our ability to obtain external financing is affected by the terms of our debt agreements. Our existing debt agreements include covenants that limit our ability to incur additional indebtedness. In addition, our credit facility requires us to comply with certain financial covenants. We have previously amended our credit facility several times in order to ensure our compliance with the financial covenants. If we are unable to comply with our financial covenants and cannot amend or obtain a waiver of those covenants, an event of default under the credit facility would occur. If a default occurs, the lenders under our credit facility could accelerate the maturity of our debt obligations and terminate their commitments to lend to us. Currently there are no funds drawn under our credit facility.

        Our ability to obtain external financing and, in particular, debt financing, is also affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. Our corporate credit is rated B+ and our long-term senior unsecured debt is rated B by Standard & Poor's, each with a positive outlook, and our long-term senior unsecured debt is rated B3 by Moody's with a stable outlook. These outlooks have been recently revised from stable and negative, respectively, to reflect our improved profitability in the current quarters as well as a reduction of debt, an improvement in debt protection metrics and increased balance sheet liquidity. An increase in our level of indebtedness or deterioration of our operating results, however, may cause a reduction in our current debt ratings which, along with other factors, could impair our ability to secure additional financing on acceptable terms.

  Risks Related To Our Operations

        We depend on contract manufacturers to produce most of our products and if these manufacturers are unable to fill our orders on a timely and reliable basis, we will likely be unable to deliver our products to meet customer orders or satisfy their requirements.

        We have outsourced all of our manufacturing operations. Substantially all of these operations have been outsourced to Celestica Inc. Our ability to realize the intended benefits of our manufacturing outsourcing initiative depends on the willingness and ability of our contract manufacturers to produce our products. We may experience significant disruption to our operations by outsourcing too much of our manufacturing. If a contract manufacturer terminates its relationship with us or is unable to fill our orders on a timely basis, we may be unable to deliver the affected products to meet our customers' orders, which could delay or decrease our revenue or otherwise have an adverse effect on our operations.

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

        Please see Note 14—Commitments and Contingencies—"Legal Proceedings" included in this Quarterly Report on Form 10-Q for a description of certain matters involving Lucent for which we have assumed responsibility under the Contribution and Distribution Agreement and a description of other matters for which we are or may be obligated to indemnify or share the cost with Lucent.

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

        We could be liable for all or a portion of any taxes owed for the following reasons. First, as part of the distribution, we and Lucent entered into a tax sharing agreement that generally allocates between Lucent and us the taxes and liabilities relating to the failure of the distribution to be tax-free. Under the tax sharing agreement, if the distribution fails to qualify as a tax-free distribution because of an issuance or an acquisition of our stock or an acquisition of our assets, or some other actions of ours, then we will be solely liable for any resulting taxes to Lucent.

        Second, aside from the tax sharing agreement, under U.S. federal income tax laws, we and Lucent are jointly and severally liable for Lucent's U.S. federal income taxes resulting from the distribution being taxable. This means that even if we do not have to indemnify Lucent under the tax sharing agreement, we may still be liable for all or part of these taxes if Lucent fails to pay them. These liabilities of Lucent could arise from actions taken by Lucent over which we have no control, including an issuance or acquisition of stock (or acquisition of assets) of Lucent.

Overview

        We are a leading provider of communications systems, applications and services for enterprises, including businesses, government agencies and other organizations. Our product offerings include:

  •
  IP telephony systems,

  •
  traditional voice communication systems,

  •
  multi-media contact center infrastructure and applications in support of customer relationship management, and

  •
  unified communications applications, which include voice and multi-media messaging,

  •
  appliances, such as telephone sets.

        We support our broad customer base with comprehensive global service offerings that enable our customers to plan, design, implement and manage their communications networks. We believe our global service organization is an important consideration for customers purchasing our products and applications and is a source of significant revenue for us, primarily from maintenance contracts.

  Key Trends and Uncertainties Affecting Our Results

        The following is a summary of the key trends and uncertainties that affected our financial results during the six months ended March 31, 2004. Please also see "Forward Looking Statements" for a discussion of uncertainties facing our business.

  Trends and Uncertainties Affecting Our Revenue

        As general economic conditions improved during fiscal 2003 and continued through the first and second quarters of fiscal 2004, our revenue stabilized. Our revenue for each of the quarters in fiscal 2003 and the first and second quarters of fiscal 2004 was $946 million, $950 million, $929 million, $971 million, $971 million and $1,006 million, respectively. Our revenue for the first six months of fiscal 2004 includes revenue generated by the businesses we acquired from Expanets from the date of acquisition (November 25, 2003) through March 31, 2004. Our revenue for the second quarter of fiscal 2004 includes revenue generated by the Expanets businesses for the entire period.

        The following are the key factors currently affecting our revenue:

  •
  Improving economic conditions—An important factor affecting our ability to generate revenue is the effect of general economic conditions on our customers' willingness to spend on information technology and particularly, enterprise communications technology. As economic conditions have gradually improved over the last year, we have seen indications that enterprises are more willing to spend on enterprise communications technology than in the last several years. Notwithstanding these improving economic conditions, it is not certain whether enterprises will significantly increase spending on communications technology in the near term.

  •
  Technology transition—There are several factors that would indicate that enterprises are poised to transition their traditional communications systems to next-generation communications technology. First, IP telephony lines constitute a very small percentage of global enterprise telephony lines. In addition, the average age of these enterprise telephony systems is approximately ten years. Although these systems continue to operate reliably after ten years, enterprises typically will consider a new investment in enterprise communications technology at this point in the telephony system's lifecycle. Accordingly, we believe that these enterprises may consider new investments in enterprise communications and if they decide to make such investments, may consider IP telephony.

      In addition, we have noted that sales of our IP telephony gateways, which enable enterprises to connect remote locations to their headquarters, continue to be the fastest growing part of our IP telephony portfolio and the ratio of gateways to IP telephony servers has increased steadily over time. We believe that these factors indicate that enterprises are deploying larger IP telephony systems and that early adopters of IP telephony are now deploying this technology on a wider scale within their businesses. Because our IP telephony gateways support traffic between traditional voice communications systems and IP telephony systems, we offer our customers the flexibility to deploy a new IP telephony infrastructure or use our IP telephony gateways to "IP-enable" their traditional voice communications systems, thereby preserving their existing communications technology investments.

        Finally, we believe that enterprises are recognizing that IP telephony can help optimize resources facilitating deployment of an enterprise's personnel regardless of their physical location. Using our IP telephony systems and our contact center applications, an enterprise's employees can service customers globally from any location, thereby helping to maximize efficiency and productivity in the deployment of the enterprises assets.

  •
  Pricing and competitive environment—We have historically operated, and continue to operate, in an extremely competitive environment. Accordingly, we regularly face pricing pressures in the markets in which we operate. We have been able to mitigate the effects of pricing pressures on profitability through our actions to improve gross margins, as described below.

        Overall, we have seen some signs of cautious business optimism from our customers, particularly in the financial services and media and communications sectors. Should economic conditions continue to improve, we believe enterprises may be willing to increase information technology spending and look to upgrade their enterprise communications systems.

  Acquisition and Divestiture Transactions

        Our operating results for the three and six months ended March 31, 2004 include the effects of the following transactions:

  •
  The acquisition in November 2003 of substantially all of the assets and certain liabilities of Expanets, Inc.,

  •
  The divestiture in the first and second quarters of fiscal 2004 of the Expanets businesses that previously distributed other vendors' products, and

  •
  The divestiture in the second quarter of fiscal 2004 of our Connectivity Solutions business.

        See Note 3, "Acquisition and Divestitures" in the accompanying unaudited interim consolidated financial statements for additional information regarding these transactions.

  Continued Focus on Cost Structure

        As our revenue declined during fiscal 2001 and 2002, we took several actions, including business restructuring actions, designed to reduce our cost structure. Although we did not take any business restructuring actions during fiscal 2003 or the first six months of fiscal 2004, we continued our focus on controlling our costs, particularly in relation to our revenue. As a result of the stabilization of our revenue discussed above and our continued focus on controlling costs during fiscal 2003, we returned to profitability in the third quarter of fiscal 2003 and have been profitable in each of the three subsequent quarters.

        As discussed in more detail below, our gross margin increased from 42.9% for the six months ended March 31, 2003 to 46.5% for the six months ended March 31, 2004. The increase is attributable to efficiencies realized from our contract manufacturing initiative as well as cost management actions implemented throughout fiscal 2003, the incremental gross margin attributable to the vertical integration of Expanets into our business, and favorable product and channel mix.

        As a percentage of revenue, selling, general and administrative expenses decreased from 34.3% for the six months ended March 31, 2003 to 32.4% for the six months ended March 31, 2004. The decrease is attributable primarily to the impact of cost savings actions taken during fiscal 2003 and the first quarter of fiscal 2004, partially offset by an increase in expenses related to the acquisition of Expanets.

  Increase in Cash and Cash Equivalents and Debt Reduction

        As more fully discussed in "Liquidity and Capital Resources," we have been focused on increasing our cash and cash equivalents and generating positive net cash from continuing operating activities.

Cash and cash equivalents have increased from $597 million as of September 30, 2002 to $1,516 million as of March 31, 2004. During fiscal 2003, we leveraged improvements in our management of accounts receivable and inventory to generate $140 million in net cash from operating activities for continuing operations. We generated $121 million of net cash from operating activities for continuing operations during the six months ended March 31, 2004. We expect to generate net cash from continuing operating activities for each of the remaining quarters of fiscal 2004 and expect to be operating cash flow positive for the full fiscal year.

        We have also been focusing on reducing our debt, particularly in relation to our cash and cash equivalents. As of March 31, 2003, our long-term debt exceeded our cash and cash equivalents by $162 million and as of March 31, 2004, our cash and cash equivalents exceeded our long-term debt by $787 million, an improvement of $949 million.

Consolidated Results of Continuing Operations

        As a result of the sale of our Connectivity Solutions business in the second quarter of fiscal 2004, our results of operations for the three and six months ended March 31, 2003 have been restated to reflect the results of Connectivity Solutions as a discontinued operation. In addition, our results for the three and six months ended March 31, 2004 include the results generated by the businesses we acquired from Expanets that sell Avaya products and services from the date of acquisition on November 25, 2003. The portions of the Expanets' business that distributed non-Avaya offerings have been included in discontinued operations.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

        The following table sets forth certain line items from our Consolidated Statements of Operations as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,				Change
	2004		2003		$	%
	(dollars in millions)
U.S. Revenue	$760	75.5%	$719	75.7%	$41	5.7%
Non-U.S. Revenue	246	24.5	231	24.3	15	6.5

Total revenue	1,006	100.0	950	100.0	56	5.9
Costs	535	53.2	532	56.0	3	0.6

Gross margin	471	46.8	418	44.0	53	12.7

Operating expenses:
Selling, general and administrative	328	32.6	317	33.3	11	3.5
Research and development	83	8.2	88	9.3	(5)	(5.7)

Total operating expenses	411	40.8	405	42.6	6	1.5

Operating income	60	6.0	13	1.4	47	361.5
Other expense, net	(19)	(1.9)	(57)	(6.0)	38	(66.7)
Interest expense	(19)	(1.9)	(17)	(1.8)	(2)	11.8

Income (loss) from continuing operations before income taxes	22	2.2	(61)	(6.4)	83	(136.1)
Provision for income taxes	(81)	(8.0)	(6)	(0.6)	(75)	1,250.0

Income (loss) from continuing operations	$103	10.2%	$(55)	(5.8)%	$158	(287.3)%

        Revenue—The increase in revenue in the second quarter of fiscal 2004 was seen primarily in the U.S. and was attributed mostly to our Services segment, and to a lesser extent, to our Enterprise

Communications Group, or ECG, segment. This increase also reflects a full quarter of revenue generated from our acquisition of Expanets which occurred on November 25, 2003.

        Costs and Gross Margin—Our costs of products consist primarily of materials and components, labor and manufacturing overhead. Our costs of services consist primarily of labor, parts and service overhead. Total costs increased slightly in the second quarter of fiscal 2004 as compared with the same period in fiscal 2003, while gross margin percentage increased by 2.8 percentage points. Gross margin increased across all of our operating segments. Gross margin on products increased to 52.3% in the second quarter of fiscal 2004 from 51.2% for the same period in fiscal 2003 reflecting manufacturing efficiencies gained through our outsourcing agreements, continuing cost reductions, and favorable product mix with respect to software applications. Services' gross margin increased to 41.5% in the second quarter of fiscal 2004 from 37.0% for the same quarter of fiscal 2003 due to continuing cost reductions and improved utilization of the technician workforce. Our product offerings benefited the most from the increase in U.S. sales, which typically have higher margins than sales made outside of the U.S.

        See "Segment Results" for a discussion of segment revenue and operating income (loss).

        Selling, General and Administrative—Our selling, general and administrative expenses consist primarily of salaries, commissions, benefits and other items. The increase in SG&A was primarily due to the fact that the second quarter of fiscal 2004 includes a full quarter of expenses related to the acquisition of Expanets. In addition, the second quarter of fiscal 2004 includes a reversal of $1 million of business restructuring related liabilities as compared with a $14 million reversal in the same quarter of fiscal 2003. The second quarter of fiscal 2004 also includes an increase in expenses associated with awards, commission and benefit expenses primarily associated with post retirement expenses. These increases were offset by lower compensation expense resulting from fewer employees and lower IT, telecommunication and computer related service costs reflecting a favorable renegotiated agreement for the outsourcing of certain IT functions. In addition, we incurred lower building services expense and less depreciation and amortization.

        Interest Expense—Interest expense for the second quarter of fiscal 2004 includes $17 million of interest on $640 million aggregate principal amount of 11 1/8% Senior Secured Notes due April 2009, or senior secured notes, of which $224 million aggregate principal amount was redeemed in March 2004. In addition, we recorded interest expense of $4 million for the amortization of debt discount, premium and deferred financing costs related primarily to our LYONs, which were issued in October 2001, and $1 million of interest expense related to commitment fees on our credit facility. Interest expense was partially offset by a $2 million favorable impact resulting from our interest rate swap agreements entered into during the first and second quarters of fiscal 2004 and $1 million of income related to the amortization of a gain resulting from the termination in December 2002 of our interest rate swaps that were entered into in April 2002.

        Interest expense for the same period in fiscal 2003 included primarily $12 million of interest expense on $440 million aggregate principal amount of our senior secured notes and $6 million of amortization of both debt discount and deferred financing costs related primarily to our LYONs. Interest expense was partially offset by $1 million of income related to the amortization of a gain resulting from the termination of our interest rate swaps in December 2002.

        Provision (Benefit) for Income Taxes—We recorded a benefit for income taxes on continuing operations of $81 million in the second quarter of fiscal 2004 as compared with a benefit of $6 million in the same quarter last year.

        The benefit of $81 million recorded in the second quarter of fiscal 2004 includes an $89 million income tax benefit related to the favorable settlement of certain tax matters for the periods prior to the Distribution in accordance with the Tax Sharing Agreement between us and Lucent, partially offset by a

$6 million provision related to state and foreign income taxes and a $2 million provision for other adjustments. The $89 million benefit for income taxes related to the favorable settlement consisted of a $37 million net cash refund and a reversal of certain tax liabilities for the remaining amount.

        The benefit of $6 million recorded in the second quarter of fiscal 2003 included a $10 million benefit related to the extinguishment in January 2003 of a portion of our LYONs, a $2 million benefit related to an audit settlement, and a $6 million provision for state and foreign income taxes.

Six Months Ended March 31, 2004 Compared to Six Months Ended March 31, 2003

        The following table sets forth certain line items from our Consolidated Statements of Operations as a percentage of revenue for the periods indicated:

	Six Months Ended March 31,				Change
	2004		2003		$	%
	(dollars in millions)
U.S. Revenue	$1,498	75.8%	$1,433	75.6%	$65	4.5%
Non-U.S. Revenue	479	24.2	463	24.4	16	3.5

Total revenue	1,977	100.0	1,896	100.0	81	4.3
Costs	1,058	53.5	1,082	57.1	(24)	(2.2)

Gross margin	919	46.5	814	42.9	105	12.9

Operating expenses:
Selling, general and administrative	641	32.4	651	34.3	(10)	(1.5)
Research and development	166	8.4	174	9.2	(8)	(4.6)

Total operating expenses	807	40.8	825	43.5	(18)	(2.2)

Operating income (loss)	112	5.7	(11)	(0.6)	123	(1,118.2)
Other expense, net	(13)	(0.7)	(54)	(2.8)	41	(75.9)
Interest expense	(40)	(2.0)	(36)	(1.9)	(4)	11.1

Income (loss) from continuing operations before income taxes	59	3.0	(101)	(5.3)	160	(158.4)
Provision (benefit) for income taxes	(74)	(3.7)	79	4.2	(153)	(193.7)

Income (loss) from continuing operations	$133	6.7%	$(180)	(9.5)%	$313	(173.9)%

        Revenue—Our revenue for the six months ended March 31, 2004 increased across all of our operating segments as compared with the same period in fiscal 2003. From a geographic perspective, a majority of this increase was seen in the U.S. This overall increase also reflects revenue generated from our acquisition of Expanets, and includes such revenue beginning on November 25, 2003 through March 31, 2004. In fiscal 2003, our revenue generally stabilized on a quarterly basis and ended the year at its highest level. Revenue for the first quarter of fiscal 2004 was level with our last quarter of fiscal 2003, but increased to just over $1.0 billion in the second quarter of fiscal 2004.

        Costs and Gross Margin—Our costs of products consist primarily of materials and components, labor and manufacturing overhead. Our costs of services consist primarily of labor, parts and service overhead. Total costs decreased while gross margin percentage increased in the first half of fiscal 2004 to 46.5% as compared with 42.9% for the same period in fiscal 2003. Gross margin increased for both our product and service offerings. Gross margin on products increased to 53.1% for the six months ended March 31, 2004 from 49.7% for the same period in fiscal 2003 reflecting manufacturing efficiencies gained through our contract manufacturers, continuing cost reductions, and favorable product mix as sales of applications and software rose as a percentage of total revenue. Services' gross margin increased to 40.0% for the six months ended March 31, 2004 from 36.4% due to continuing cost reductions and improved utilization of the technician workforce. Our product offerings benefited the most from the increase in U.S. sales, which typically have higher margins than sales made outside of the U.S.

        See "Segment Results" for a discussion of segment revenue and operating income (loss).

        Selling, General and Administrative—Our selling, general and administrative expenses consist primarily of salaries, commissions, benefits and other items. SG&A expenses decreased by $10 million in the first half of fiscal 2004 as compared with the same period of fiscal 2003. This decrease was primarily due to lower compensation expense resulting from fewer employees, and lower IT and networking expenses, including telecommunication and computer related service costs, which reflect a favorable renegotiated agreement for the outsourcing of certain IT functions. In addition, we incurred less depreciation and amortization related to our owned buildings and infrastructure, and a reduction in advertising and marketing expense. These decreases were partially offset by an increase in awards expense, and less reversals of business restructuring related liabilities. The first half of fiscal 2004 includes a reversal of $1 million of business restructuring related liabilities compared with a $10 million reversal in the same period of fiscal 2003.

        Interest Expense—Interest expense increased by $4 million for the six months ended March 31, 2004. Interest expense for the six months ended March 31, 2004 includes $35 million of interest on $640 million aggregate principal amount of our senior secured notes, of which $224 million aggregate principal amount was redeemed in March 2004. In addition, we recorded interest expense of $8 million for the amortization of debt discount, premium and deferred financing costs related primarily to our LYONs, which were issued in October 2001, and $1 million of interest expense related to commitment fees on our credit facility. Interest expense was partially offset by a $2 million favorable impact resulting from our interest rate swap agreements entered into during the first and second quarters of fiscal 2004 and $2 million of income related to the amortization of a gain resulting from the termination in December 2002 of our interest rate swaps that were entered into in April 2002.

        Interest expense for the same period in fiscal 2003 included primarily $25 million of interest expense on $440 million aggregate principal amount of our senior secured notes and $12 million of amortization of both debt discount and deferred financing costs related primarily to our LYONs. Interest expense was partially offset by $1 million of income related to the amortization of a gain resulting from the termination of our interest rate swaps in December 2002.

        Provision (Benefit) for Income Taxes—We recorded a benefit for income taxes of $74 million for the six months ended March 31, 2004, as compared with an income tax provision of $79 million for the same period of fiscal 2003.

        For the six months ended March 31, 2004, the $74 million benefit included an $89 million income tax benefit related to the favorable settlement of certain tax matters for periods prior to the distribution in accordance with the Tax Sharing Agreement between us and Lucent, partially offset by an $11 million provision related to state and foreign income taxes and a $4 million provision for other adjustments.

        For the six months ended March 31, 2003, the tax provision of $79 million included an $83 million provision to increase the deferred tax asset valuation allowance and an $8 million provision for state and foreign income taxes, partially offset by a $2 million benefit related to an audit settlement and a $10 million benefit related to the extinguishment in January 2003 of a portion of our LYONs. The $83 million provision for the increase in the deferred tax asset valuation allowance reflects the difference between the actual and expected gain associated with the LYONs Exchange Offer.

Results from Discontinued Operations

        As a result of the divestitures discussed above, we have classified our Connectivity Solutions business and the portions of the Expanets business that previously distributed non-Avaya products as discontinued operations. The following table presents the operating results of the businesses included in income from discontinued operations, as well as the gain recognized on the sale of Connectivity Solutions in the second quarter of fiscal 2004. The amounts presented for Connectivity Solutions for the three and six months ended March 31, 2004, represent the results from January 1, 2004 and October 1, 2003, respectively, through January 31, 2004, the date on which we completed the sale of essentially all of the Connectivity Solutions business. The results of certain international entities that have subsequently been transferred to CommScope or are expected to be transferred to CommScope by the end of fiscal 2004 are also included in these results. The results of operations for Connectivity Solutions for the three and six months ended March 31, 2004 include a charge of $48 million comprised of a $24 million pension and postretirement curtailment loss and a $24 million settlement loss recognized upon the transfer of pension and postretirement benefit assets and liabilities to CommScope.

        The amounts presented for Expanets for the six months ended March 31, 2004 represent the results generated by the portion of the Expanets business that previously distributed non-Avaya products from the date of acquisition on November 25, 2003 through March 31, 2004. We had substantially divested of this portion of the Expanets business by March 31, 2004.

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(dollars in millions)
Revenue from discontinued operations:
Connectivity Solutions	$29	$131	$167	$252
Expanets	1	—	8	—

Total revenue from discontinued operations	$30	$131	$175	$252

Income (loss) before income taxes from discontinued operations:
Connectivity Solutions:
Results of operations	$(59)	$15	$(72)	$21
Gain on sale	81	—	81	—

Total income before income taxes for Connectivity Solutions	22	15	9	21

Expanets	(1)	—	(6)	—

Total income before income taxes from discontinued operations	$21	$15	$3	$21

Segment Results

Operating Segments

        As described previously, we have accounted for the results of operations of Connectivity Solutions as a discontinued operation. This business was previously disclosed as a separate operating segment. Accordingly, the segment data presented below has been adjusted to exclude the results of Connectivity Solutions and to reallocate Connectivity's portion of corporate-related expenses to the remaining operating segments.

        Our three operating segments are the Enterprise Communications Group, or ECG, Small and Medium Business Solutions, or SMBS, and Services. During the first quarter of fiscal 2004, we moved our professional service organization from ECG to the Services segment to expand the organization's focus on these services and expansion into a multi-vendor environment. We also allocated a portion of the results attributed to our third-party financing arrangement from ECG to SMBS based on the relative contribution of the arrangement to the sale of each segment's products. Accordingly, we have restated the prior period amounts to reflect these changes. We describe our three operating segments as follows:

  •
  ECG—Our ECG segment develops, markets and sells communications products and applications primarily to our large enterprise customers. Our primary offerings for this segment include IP telephony systems, traditional voice communications systems, multi-media contact center infrastructure and applications in support of customer relationship management, unified communications applications, and appliances, such as telephone sets.

  •
  SMBS—Our SMBS segment develops, markets and sells communications products and applications for small and medium-sized businesses including IP telephony systems, traditional voice communications systems, and unified communication and contact center applications. Traditional voice communications systems designed for small and medium-sized businesses are also known as key and hybrid telephony systems.

  •
  Services—Our Services segment offers a comprehensive portfolio of global services that enable customers to plan, design, build and manage their communications networks. Services' operating results also include our professional services organization that provides services required to customize communication application solutions for individual customer needs.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

        The following tables set forth revenue and operating income (loss) by segment for the second quarter of fiscal 2004 and 2003:

	Three Months Ended March 31,				Change
	2004		2003		$	%
	(dollars in millions)
Revenue:
Enterprise Communications Group	$427	42.4%	$413	43.5%	$14	3.4%
Small and Medium Business Solutions	66	6.6	58	6.1	8	13.8
Services	511	50.8	479	50.4	32	6.7
Other unallocated revenue	2	0.2	—	—	2	100.0

Total revenue	$1,006	100%	$950	100%	$56	5.9%

	Three Months Ended March 31,
	2004	2003	$ Change
	(dollars in millions)
Operating Income (Loss):
Enterprise Communications Group	$(8)	$(31)	$23
Small and Medium Business Solutions	5	(2)	7
Services	63	41	22

Total segment operating income	60	8	52
Corporate:
Business restructuring reversals, net	1	14	(13)
Other unallocated amounts	(1)	(9)	8

Total operating income	$60	$13	$47

ECG

        ECG's revenue increased by $14 million in the second quarter of fiscal 2004 as compared with the second quarter of fiscal 2003 due primarily to stronger sales internationally. Revenue from IP telephony systems, software, and applications continued to grow, fully offsetting declines in our traditional telephony systems business. This change in product mix reflects the transition our customers are making to IP-based telecommunication systems. In the second quarter of fiscal 2004, ECG's sales through the direct channel decreased to 47.5% of ECG's total revenue from 49.4% in the second quarter of fiscal 2003.

        ECG's operating loss was reduced by $23 million from the second quarter of fiscal 2003. This improvement was attributable primarily to an increase in gross margin resulting from efficiencies gained in our manufacturing processes from our outsourcing agreements, continued improvements in product cost reductions, and a more favorable product mix with respect to software and applications. R&D expenses decreased due primarily to savings associated with our business restructuring initiatives related to headcount and a continued focus on core initiatives. As a result of cost reduction efforts, SG&A expenses improved despite absorbing the increased headcount associated with the Expanets acquisition.

SMBS

        SMBS' revenue increased by $8 million in the second quarter of fiscal 2004 as compared with the same quarter of fiscal 2003 due primarily to growth in sales of IP Office, our IP telephony offering for the small and medium-sized business market, in the Europe/Middle East/Africa and Asia Pacific regions, as well as the inclusion of Expanets. Revenue for the second quarter of fiscal 2004 includes revenue from Expanets, which was acquired on November 25, 2003. SMBS' sales are mainly generated through the indirect channel.

        SMBS generated operating income of $5 million in the second quarter of fiscal 2004 compared to an operating loss of $2 million in the same quarter of fiscal 2003. This improvement was due primarily to an increase in gross margin resulting from manufacturing efficiencies gained through outsourcing of manufacturing and favorable product mix. SG&A expense increased due to incremental sales expenses associated with the integration of the Expanets business as well as enhancements made to the sales presence outside of the U.S.

Services

        Services' revenue increased by $32 million in the second quarter of fiscal 2004 as compared with the second quarter of fiscal 2003. Maintenance contract revenue grew as a result of the Expanets acquisition as well as the ongoing initiatives to improve contract take rates, renewal rates and retention rates. Revenue from per occurrence and transactional based businesses declined as customers continued cost reduction initiatives that included decreasing the amount of equipment adds, moves and changes. Implementation related business declined resulting from the timing of large data implementation projects.

        Services' operating income increased by $22 million in the second quarter of fiscal 2004 as compared with the same quarter of fiscal 2003 due primarily to an improvement in gross margin. This increase reflects continued cost reduction initiatives including headcount reductions and improved utilization of our technician workforce as a result of the integration of Expanets. The acquisition of Expanets contributed to a stronger presence in the direct channel; sales through our direct channel consequently increased, representing 87.9% in the second quarter of fiscal 2004 as compared with 84.3% in the same period of fiscal 2003, favorably impacting gross margin. SG&A expenses increased primarily due to additional selling expense associated with the integration of Expanets. R&D expenses remained relatively flat in comparison to the same period in the prior year.

Six Months Ended March 31, 2004 Compared to Six Months Ended March 31, 2003

        The following tables set forth revenue and operating income (loss) by segment for the six months ended March 31, 2004 and 2003:

	Six Months Ended March 31,				Change
	2004		2003		$	%
	(dollars in millions)
Revenue:
Enterprise Communications Group	$844	42.7%	$815	43.0%	$29	3.6%
Small and Medium Business Solutions	129	6.5	115	6.1	14	12.2
Services	1,000	50.6	966	50.9	34	3.5
Other unallocated revenue	4	0.2	—	—	4	100.0

Total revenue	$1,977	100%	$1,896	100%	$81	4.3%

	Six Months Ended March 31,
	2004	2003	$ Change
	(dollars in millions)
Operating Income (Loss):
Enterprise Communications Group	$(12)	$(84)	$72
Small and Medium Business Solutions	11	(3)	14
Services	116	81	35

Total segment operating income (loss)	115	(6)	121
Corporate:
Business restructuring reversals, net	1	10	(9)
Other unallocated amounts	(4)	(15)	11

Total operating income (loss)	$112	$(11)	$123

ECG

        ECG's revenue increased by $29 million for the six months ended March 31, 2004 as compared with the same period of fiscal 2003 due primarily to stronger sales in the U.S. Revenue from IP telephony systems, software, and applications continued to show significant growth, offsetting the planned declines in the traditional telephony systems business. This change in product mix reflects the transition our customers are making to IP-based telecommunication systems. Revenue for the six months ended March 31, 2004 includes revenue from Expanets, which was acquired on November 25, 2003. In the first half of fiscal 2004, ECG's sales through the direct channel decreased slightly to 48.3% of ECG's revenue from 49.0% in the first half of fiscal 2003.

        ECG's operating loss for the six months ended March 31, 2004 was reduced favorably by $72 million from the six month period ended March 31, 2003. This improvement was attributable primarily to an increase in gross margin resulting from efficiencies gained in our manufacturing processes from our outsourcing agreements, continued improvements in product cost reductions, and a more favorable product mix with respect to software and applications. SG&A and R&D expenses have been reduced due primarily to savings associated with our business restructuring initiatives related to headcount and a continued focus on core initiatives.

SMBS

        SMBS revenue for the six months ended March 31, 2004 increased by $14 million in comparison to the same period in fiscal 2003 due to an increase in IP revenue predominantly in our Europe/Middle East/Africa region and growth in traditional telephony product sales. Revenue for the first half of fiscal 2004 includes revenue from Expanets, which was acquired on November 25, 2003. SMBS' sales are mainly generated through the indirect channel.

        SMBS generated operating income of $11 million for the six months ended March 31, 2004 compared to an operating loss of $3 million in the same period of fiscal 2003. This improvement was due primarily to an increase in gross margin resulting from manufacturing efficiencies gained through outsourcing of manufacturing and favorable product mix. SG&A expense increased due to incremental sales expenses associated with the integration of the Expanets business as well as enhancements made to the sales presence outside of the U.S.

Services

        Services' revenue increased $34 million for the six months ended March 31, 2004 as compared with the same period of fiscal 2003. Maintenance contract revenue grew as a result of the Expanets acquisition as well as the ongoing initiatives to improve contract take rates, renewal rates and retention rates. Per occurrence and transactional based business declined as customers continued cost reduction initiatives that included decreasing the amount of equipment adds, moves and changes. Professional Services revenue declined, but was partially offset by growth in network security consulting services. Our Implementation business saw lower revenue compared to the same period in the previous year primarily due to the timing of large data implementation projects.

        Services' operating income increased by $35 million in the first half of fiscal 2004 as compared with the first half of fiscal 2003 due primarily to an improvement in gross margin. This increase reflects continued cost reduction initiatives including headcount reductions and improved utilization of the technician workforce as a result of the integration of Expanets. The acquisition of Expanets contributed to a stronger presence in the direct channel; sales through our direct channel consequently increased, representing 87.6% in the first six months of fiscal 2004 as compared with 84.3% in the same period of fiscal 2003, favorably impacting gross margin. SG&A expenses increased primarily due to additional selling expense associated with Expanets. R&D expenses remained relatively flat over these two periods.

Liquidity and Capital Resources

Historical Sources and Uses of Cash From Continuing Operations

  Background

        During fiscal 2003, our primary liquidity goals were to continue to generate net cash from operating activities and increase our cash and cash equivalents. Our cash and cash equivalents increased each quarter in fiscal 2003, improving from $597 million at September 30, 2002 to $1,192 million at September 30, 2003. The $595 million increase in our cash and cash equivalents resulted primarily from an increase in net cash provided by operating and financing activities from continuing operations of $140 million and $421 million, respectively. Our $140 million of net cash from continuing operating activities for fiscal 2003 was attributable primarily to continued improvement in the management of accounts receivable and inventory, reduced cash needs to fund our operations as a result of significant restructuring actions taken in prior years, and reduced cash needs to fund business restructuring obligations than in prior years.

        As part of our liquidity strategy, during fiscal 2003 we supplemented our efforts to generate net cash flow from operating activities with two external financing transactions. A portion of the proceeds of each transaction was used to address a specific cash need and the remaining proceeds contributed to the increase in our cash and cash equivalents as of September 30, 2003. Our $421 million of net cash from continuing financing activities for fiscal 2003 was attributable primarily to the net proceeds of $212 million from the add-on offering of senior secured notes in May 2003, and the $349 million of net proceeds from an offering of common stock in September 2003. We used $156 million of the net proceeds from the senior secured note offering to repurchase a portion of our LYONs and $105 million of the net proceeds of the common stock offering to fund a voluntary contribution to our pension plan.

        During fiscal 2004, we have continued to focus on generating net cash flow from continuing operations. In addition, we are seeking to reduce the amount of our debt, particularly in relation to the amount of cash and cash equivalents.

Sources and Uses of Cash for the Six Months Ended March 31, 2004

        Cash increased from $1,192 million as of September 30, 2003 to $1,516 million as of March 31, 2004.

  Operating Activities

        Our net cash provided by operating activities from continuing operations was $121 million for the six months ended March 31, 2004 compared with $101 million for the six months ended March 31, 2003. Below is a list of the more significant items that contributed to our cash provided by operating activities for the six months ended March 31, 2004:

  •
  Continued improvement in the management of accounts receivable—We have continued to see the benefits of the process improvements that we implemented in fiscal 2003 that have simplified our billing process and strengthened our collections of accounts receivable. Our days sales outstanding in accounts receivable for the first and second quarters of fiscal 2004 was 58 and 55 days, respectively, versus 69 and 65 days, respectively, for the same periods in fiscal 2003.

  •
  Increase in restricted cash—We held more cash in restricted accounts as of March 31, 2004 primarily as a result of the Expanets acquisition, which had arrangements that required cash collateral. The increase in restricted cash was also attributable to our election to collateralize with cash a portion of our letters of credit, surety bonds and other purchase guarantees because it was economically attractive compared with other investment alternatives for cash.

  •
  Higher bonuses paid—The current period includes payments for compensation related primarily to incentive compensation payments to employees of approximately $67 million.

  •
  Higher debt level—We made a semi-annual interest payment of approximately $36 million on our senior secured notes in the first quarter of fiscal 2004, as compared with $25 million of interest in the first quarter of fiscal 2003. The additional $11 million payment was made as a result of the $200 million add-on senior secured notes offering sold in May 2003.

  •
  Accelerated payment of interest on debt—During the second quarter of fiscal 2004, we paid $12 million of interest as a result of the early redemption of a portion of our senior secured notes. Had we not redeemed these notes, interest would have been paid on the semi-annual interest payment date of April 1, 2004.

  •
  Federal income tax settlement—We received cash from Lucent of $37 million in the second quarter of fiscal 2004 resulting from the favorable resolution of federal income tax audit matters for the years 1990 through 1998 and certain state tax matters which were prior to our separation from Lucent.

        Our days sales of inventory on-hand for the first and second quarters of fiscal 2004 was 51 and 45 days, respectively, versus 51 and 50 days, respectively, for the same periods in fiscal 2003.

  Investing Activities

        Net cash provided by investing activities from continuing operations was $150 million for the six months ended March 31, 2004 compared with net cash used for investing activities from continuing operations of $13 million for the six months ended March 31, 2003. Net cash provided by investing activities for the current period of $252 million was comprised principally of net cash proceeds of $248 million from the sale of our Connectivity Solutions business in January 2004. This increase in cash was partially offset by the use of cash of $32 million for capital expenditures and $103 million for acquisitions, of which $96 million was used to acquire substantially all of the assets and certain liabilities of Expanets. The $96 million is net of $3 million of cash acquired.

  Financing Activities

        Net cash provided by financing activities from continuing operations was $68 million for the six months ended March 31, 2004 compared with $5 million for the six months ended March 31, 2003. Net cash provided by financing activities from continuing operations consisted primarily of $249 million in net proceeds received in connection with the sale of 14,039,481 shares of our common stock in February 2004 and $68 million of cash received in connection with the issuance of common stock under our employee stock purchase plan and stock option plans. This increase in cash was partially offset by the use of the $249 million in net proceeds from the February 2004 sale of our common stock to redeem 35% of our senior secured notes.

Cash Flows of Discontinued Operations

        Net cash used in discontinued operations of $24 million for the six months ended March 31, 2004 was attributed to operating activities and consisted of $18 million related to Connectivity Solutions and $6 million attributed to the portion of the disposal group from the Expanets acquisition. Net cash provided by discontinued operations of $31 million in the six months ended March 31, 2003 was attributed to the operating activities of Connectivity Solutions.

Future Cash Requirements and Sources of Cash

Future Cash Requirements

        Our primary future cash requirements will be to fund working capital, capital expenditures, debt service, employee benefit obligations, strategic acquisitions, and our business restructuring liabilities. Specifically, our primary cash requirements for the remainder of fiscal 2004 are as follows:

  •
  Capital expenditures—We expect to make cash payments of approximately $68 million during the remainder of fiscal 2004 for capital expenditures. We expect that more than half of our capital expenditures for fiscal 2004 will be related to information technology investments.

  •
  Debt service—In April 2004, we made a semi-annual interest payment of $23 million on our senior secured notes.

  •
  Business restructuring initiatives—We expect to make cash payments of approximately $12 million for lease obligation costs related to our business restructuring initiatives during the remainder of fiscal 2004.

  •
  Acquisitions—In connection with the adjustment to the purchase price for the Expanets acquisition, we paid approximately $18 million to NorthWestern in April 2004. In addition, we expect to pay between $18 million and $32 million in cash in connection with our pending acquisition of a majority interest in Tata Telecom Limited, depending upon the number of shares tendered in the tender offer described in Note 15, "Subsequent Event" in the accompanying unaudited interim consolidated financial statements.

        As more fully described under "Uncertainties Related to Our Liquidity and Capital Resources—LYONs Put," we may have a significant cash requirement during the first quarter of fiscal 2005 if a significant portion of our currently outstanding LYONs are put to us and we elect to satisfy such put obligation in cash. In addition, if our company's performance meets the objectives required under our management incentive plan for fiscal 2004, we may have significant cash requirements in the first quarter of fiscal 2005 in connection with the payment of management incentives for fiscal 2004.

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

Future Sources of Cash

  Internal Sources of Cash

        We expect our primary source of cash during the remainder of fiscal 2004, in addition to our $1,516 million of cash and cash equivalents as of March 31, 2004, to be positive net cash provided by operating activities. We expect that stabilization or growth in our revenues and continued focus on accounts receivable and inventory management and cost containment will enable us to generate positive net cash from operating activities for each of the remaining quarters of fiscal 2004.

        We believe that our existing cash and cash equivalents and our net cash provided by operating activities during the remainder of fiscal 2004 will be sufficient to meet our future cash requirements described above, including any cash requirements related to the LYONs put and our management incentive plan.

  Ability to Access External Financing

        If we do not generate sufficient cash from operations, we may need to incur additional debt or issue equity. In order to meet our cash needs we may, from time to time, borrow under our credit facility or issue other long- or short-term debt or equity, if the market and the terms of our existing debt instruments permit.

        Amended Credit Facility.    As of March 31, 2004 and September 30, 2003, there were no amounts outstanding under our credit facility, and we have not borrowed under our credit facility since the second quarter of fiscal 2002. We believe our credit facility provides us with an important source of backup liquidity. Our credit facility expires in September 2005. In January 2004, we and the lenders under our five-year revolving credit agreement amended the credit facility to provide us with additional flexibility to make acquisitions and repurchase our debt securities.

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

        For the four quarter period ending March 31, 2004, we were required to maintain a minimum adjusted EBITDA of $255 million and a ratio of adjusted EBITDA to interest expense of 3.00 to 1. We were in compliance with all required covenants as of March 31, 2004 and expect to be in compliance with all such covenants as of June 30, 2004.

        The amended credit facility requires us to maintain a ratio of consolidated adjusted EBITDA to interest expense and consolidated adjusted EBITDA, each as adjusted for the closing of the sale of our Connectivity Solutions business, of:

For the Four Quarter Period Ended:	Ratio of Adjusted EBITDA to Interest Expense	Consolidated Adjusted EBITDA
		(dollars in millions)
March 31, 2004	3.00 to 1	$255
June 30, 2004	3.10 to 1	$270
September 30, 2004	3.40 to 1	$285
Each four quarter period thereafter	3.20 to 1	$290

        As a result of the January 2004 amendments to the credit facility, we are permitted to use up to $455 million in cash to redeem or repurchase LYONs, other than pursuant to the October 31, 2004 put, so long as we hold unrestricted domestic cash and marketable securities of at least $400 million immediately before and after such redemption or repurchase. As of March 31, 2004, we had used approximately $156 million in cash to repurchase LYONs and, as a result of the amendments to the credit facility, we have the ability under the amended credit facility to use an additional $299 million in cash to repurchase LYONs, other than pursuant to the October 31, 2004 put.

        In connection with the October 31, 2004 put obligation described in respect to the LYONs, the amended credit facility requires us to maintain, as of each day in the period commencing September 30, 2004 until the later of (a) the date that the put obligation under the LYONs is satisfied and (b) the date upon which we deliver to the lenders under the amended credit facility a certificate certifying our compliance with the covenants included in the amended credit facility for the fiscal quarter ended September 30, 2004, liquidity of not less than $300 million on a pro forma basis as if the put obligation under the LYONs had been satisfied as of such day. For purposes of this calculation, liquidity is defined as the sum of the unused commitments under our amended credit facility plus unrestricted domestic cash and marketable securities. To the extent we can satisfy this liquidity test, we may use cash to satisfy any put obligation with respect to the LYONs.

        The credit facility was also amended to permit us to prepay or repurchase up to $500 million of long-term debt other than the LYONs so long as we hold unrestricted domestic cash and marketable securities of at least $400 million immediately before and after such prepayment or repurchase. We used $249 million of this amount to redeem 35% of our senior secured notes in March 2004. We may use an additional $251 million in cash to repurchase long-term debt other than the LYONs under the amended credit facility.

        The amended credit facility provides that from and after the first date that we repurchase debt in accordance with the terms of the amended credit facility or make an acquisition for a purchase price of $100 million or more, we will be required to have had positive free cash flow for the four fiscal quarters most recently then ended and maintain positive free cash flow for each four quarter period thereafter. Free cash flow is defined under the amended credit facility as net cash provided by (used in) operating activities less capital expenditures and dividends. As a result of the redemption of the senior secured notes described above, we are currently required to comply with this covenant.

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

        Senior Secured Notes.    We currently have outstanding $416 million aggregate principal amount of 11 1/8% senior secured notes due April 2009. The terms of the indenture governing the senior secured notes limits our ability to incur additional debt. Under the indenture, we may incur debt so long as the ratio of EBITDA to interest expense, as defined under the indenture and after giving effect to the issuance of the debt on a pro forma basis, exceeds 2.25. In addition, we may incur debt under certain circumstances even if we cannot meet the incurrence test described in the proceeding sentence. Notwithstanding our ability to incur debt under the indenture, we cannot incur any such debt if we are not permitted to incur it under our amended credit facility.

Uncertainties Related to Our Liquidity and Capital Resources

        The following are the principal uncertainties related to our liquidity and capital resources:

        Debt Ratings.    Our ability to obtain external financing and the related cost of borrowing is affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. Our long-term senior unsecured debt is currently rated B3 by Moody's, with a stable outlook, and B by Standard & Poor's, with a positive outlook. These ratings have remained unchanged since May 2003. The outlooks were recently revised from negative and stable, respectively, to reflect our improved profitability in the current quarters as well as a reduction of debt, an improvement in debt protection metrics and increased balance sheet liquidity.

        Any increase in our level of indebtedness or deterioration of our operating results may cause a reduction in our current debt ratings. A reduction in our current long-term debt rating by Moody's or Standard & Poor's could affect our ability to access the long-term debt markets, significantly increase our cost of external financing, and result in additional restrictions on the way we operate and finance our business.

        A debt rating by the major credit rating agencies is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the rating agencies. Each rating should be evaluated independently of any other rating.

        LYONs Put.    Holders of our LYONs may require us to purchase all or a portion of their LYONs on October 31, 2004 at a price per LYON of $542.95, or the accreted value of a LYON as of such date. The aggregate accreted value of LYONs currently outstanding as of October 31, 2004 will be approximately $298 million. We cannot predict whether all or any portion of these LYONs will be put to us on the put date. In the event any LYONs are put to us on the put date, we have the option to settle the put obligation in cash or shares of our common stock. In addition, we may redeem for cash all or any portion of the LYONs at anytime on or after October 31, 2004.

Fair Value of Financial Instruments

        The following table summarizes the number of outstanding LYONs and senior secured notes, their aggregate accreted value, and their related fair market values as of March 31, 2004 and September 30, 2003:

	As of March 31, 2004			As of September 30, 2003
	Number of Notes Outstanding	Accreted Value	Fair Value	Number of Notes Outstanding	Accreted Value	Fair Value
	(dollars in millions)
LYONs	549,022	$292	$371	549,022	$287	$305
11 1/8% Senior Secured Notes	416,000	$422	$497	640,000	$650	$742

        The accreted value of the debt instruments listed above reflects the aggregate principal amount outstanding adjusted for the unamortized discount and premium related to each debt security.

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

        As of March 31, 2004 and September 30, 2003, the estimated fair values of our foreign currency forward contracts and options were $4 million and $13 million, respectively. The estimated fair values of these forward contracts and options were based on market quotes obtained through independent pricing sources.

        As of March 31, 2004, the fair value of our interest rate swap agreements was approximately $8 million based upon a mark-to-market valuation performed by an independent financial institution.

Financial Instruments

Interest Rate Swap Agreements

        During the six months ended March 31, 2004, we entered into five interest rate swap agreements each having a notional amount of $50 million and a maturity date of April 2009. Under these agreements, we receive a fixed interest rate of 11 1/8% and pay a floating interest rate based on the six-month LIBOR (in arrears) plus an agreed-upon spread of 6.55%, 6.8575%, 6.94%, 6.8% and 6.98%, respectively. The interest rate swaps effectively convert $250 million of our senior secured notes from fixed rate debt into floating rate debt.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        See Avaya's Annual Report filed on February 12, 2004 on a Current Report on Form 8-K for the fiscal year ended September 30, 2003 (Item 7A). At March 31, 2004, there has been no material change in this information other than entering into five interest rate swap agreements disclosed in Note 8—"Debt and Derivative Financial Instruments" to the unaudited interim consolidated financial statements.

Item 4.    Controls and Procedures.

        We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

        Based on their evaluation as of March 31, 2004, the principal executive officer and principal financial officer of Avaya Inc. have concluded that Avaya Inc.'s disclosure controls and procedures (as defined in Rules 13a-14c and 15d-14c under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by Avaya Inc. in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

        There were no changes in Avaya Inc.'s internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

PART II

Item 1.    Legal Proceedings.

        See Note 14—"Commitments and Contingencies" to the unaudited interim consolidated financial statements.

Item 2.    Changes in Securities and Use of Proceeds.

        None.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        Avaya held its Annual Meeting of Stockholders on February 26, 2004. At that meeting, shareholders elected Joseph P. Landy, Mark Leslie, Donald K. Peterson and Anthony P. Terracciano as Class 3 Directors of the Company for a term to expire at the Annual Meeting to be held in year 2007. In addition, shareholders approved one Directors' proposal. The directors elected and the results of the voting are as follows:

	Votes for	Votes Withheld
Joseph P. Landy	340,984,518	37,197,394
Mark Leslie	350,513,431	27,668,481
Donald K. Peterson	353,492,901	24,689,011
Anthony P. Terracciano	350,155,345	28,026,567
	Votes for	Votes Against	Abstain	Broker Non-Votes
Approve the Avaya Inc. 2004 Long
Term Incentive Plan, which is the
amended and restated Long Term
Incentive Plan for Management
Employees	196,552,068	111,211,097	3,581,429	66,837,318

Item 5. Other Information.

        We make available free of charge, through our investor relations' website, investors.Avaya.com, our Form 10-K, Form 10-Q and Form 8-K reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits:
31.1	Certification of Donald K. Peterson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Garry K. McGuire Sr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Donald K. Peterson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Garry K. McGuire Sr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K:

        The following Current Reports on Form 8-K were filed by us during the fiscal quarter ended March 31, 2004:

1.
January 27, 2004—Items 7 and 12—We reported our financial results for the first quarter of fiscal 2004.

2.
February 2, 2004—Items 5 and 7—We reported certain amendments to our five-year revolving credit facility.

3.
February 9, 2004—Items 2 and 7—We amended a Current Report on Form 8-K filed on December 10, 2003 to reflect the filing of certain historical financial statements and pro forma financial information required in connection with our acquisition of substantially all the assets of Expanets Inc., and the sale of our Connectivity Solutions segment.

4.
February 12, 2004—Items 5, 7 and 9—We filed amended fiscal 2003 financial statements, reporting Connectivity Solutions as discontinued operations, and furnished certain information pursuant to Regulation FD related to certain prior statements we made regarding our outlook for the second quarter of fiscal 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAYA INC.
By:	/s/ AMARNATH K. PAI Amarnath K. Pai Vice-President Finance Operations and Corporate Controller (Principal Accounting Officer)

May 12, 2004

QuickLinks

TABLE OF CONTENTS
PART I
AVAYA INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, dollars in millions, except per share amounts)
AVAYA INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (unaudited, dollars in millions, except per share amounts)
AVAYA INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, dollars in millions)
AVAYA INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
AVAYA INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
PART II
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES