Form 10-Q
period 2004-06-30
AVAYA INC
filed 2004-08-12
CIK 1116521

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2004

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

As of June 30, 2004, 452,639,566 common shares were outstanding.

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

PART I

Item 1.   Financial Statements.

AVAYA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; dollars in millions, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
REVENUE
Products	$506	$455	$1,483	$1,385
Services	510	474	1,510	1,440
	1,016	929	2,993	2,825
COSTS
Products	233	226	691	694
Services	295	299	895	913
	528	525	1,586	1,607
GROSS MARGIN	488	404	1,407	1,218
OPERATING EXPENSES
Selling, general and administrative	307	315	948	966
Research and development	89	85	255	259
TOTAL OPERATING EXPENSES	396	400	1,203	1,225
OPERATING INCOME (LOSS)	92	4	204	(7)
Other income (expense), net	(11)	18	(24)	(36)
Interest expense	(14)	(21)	(54)	(57)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	67	1	126	(100)
Provision (benefit) for income taxes	9	4	(65)	83
INCOME (LOSS) FROM CONTINUING OPERATIONS	58	(3)	191	(183)
DISCONTINUED OPERATIONS
Income from discontinued operations, (including gain on sale of discontinued operations of $3 and $84, for the three and nine months ended June 30, 2004, respectively)	3	12	6	33
Provision for income taxes	—	1	1	4
INCOME FROM DISCONTINUED OPERATIONS	3	11	5	29
NET INCOME (LOSS)	$61	$8	$196	$(154)
Earnings (Loss) Per Common Share—Basic:
Earnings (loss) per share from continuing operations	$0.13	$(0.01)	$0.44	$(0.49)
Earnings per share from discontinued operations	0.01	0.03	0.01	0.08
Earnings (loss) per share	$0.14	$0.02	$0.45	$(0.41)
Earnings (Loss) Per Common Share—Diluted:
Earnings (loss) per share from continuing operations	$0.12	$(0.01)	$0.42	$(0.49)
Earnings per share from discontinued operations	0.01	0.03	0.01	0.08
Earnings (loss) per share	$0.13	$0.02	$0.43	$(0.41)

See Notes to Consolidated Financial Statements.

AVAYA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited; dollars in millions, except per share amounts)

	June 30, 2004	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,523	$1,192
Receivables, less allowances of $72 and $86 as of June 30, 2004 and September 30, 2003, respectively	617	642
Inventory	227	264
Deferred income taxes, net	69	69
Other current assets	156	190
Current assets of discontinued operations	—	212
TOTAL CURRENT ASSETS	2,592	2,569
Property, plant and equipment, net	577	604
Deferred income taxes, net	362	370
Goodwill	247	146
Other assets	215	178
Other assets of discontinued operations	—	190
TOTAL ASSETS	$3,993	$4,057
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$347	$305
Business restructuring reserve	45	66
Payroll and benefit obligations	280	261
Current portion of long-term debt	295	—
Deferred revenue	150	142
Other current liabilities	270	307
Current liabilities of discontinued operations	—	88
TOTAL CURRENT LIABILITIES	1,387	1,169
Long-term debt	289	953
Benefit obligations	1,068	1,224
Other liabilities	391	490
Other liabilities of discontinued operations	—	21
TOTAL NON-CURRENT LIABILITIES	1,748	2,688
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Series A junior participating preferred stock, par value $1.00 per share, 7.5 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 1.5 billion shares authorized, 452,639,828 and 419,434,414 issued (including 262 and 878,254 treasury shares) as of June 30, 2004 and September 30, 2003, respectively	5	4
Additional paid-in capital	2,565	2,151
Accumulated deficit	(1,074)	(1,270)
Accumulated other comprehensive loss	(638)	(679)
Less treasury stock at cost	—	(6)
TOTAL STOCKHOLDERS’ EQUITY	858	200
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,993	$4,057

See Notes to Consolidated Financial Statements.

AVAYA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; dollars in millions)

	Nine Months Ended June 30,
	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$196	$(154)
Less: Income from discontinued operations	5	29
Income (loss) from continuing operations	191	(183)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	113	130
Business restructuring reversals	(1)	(17)
Provision for uncollectible receivables	9	11
Deferred income taxes	16	(38)
Deferred tax valuation allowance	(12)	119
Reversal of liabilities related to tax settlement	(47)	—
Lucent securities litigation charge	—	25
Loss on extinguishment of debt, net	42	34
Adjustments for other non-cash items, net	54	45
Changes in operating assets and liabilities, net of effects of acquired businesses:
Receivables	60	154
Inventory	37	62
Restricted cash	28	(24)
Interest rate swap termination	(1)	19
Accounts payable	7	(79)
Payroll and benefits, net	35	(30)
Accrued interest payable on long-term debt	(70)	(49)
Business restructuring reserve	(20)	(72)
Other assets and liabilities	(86)	17
NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	355	124
INVESTING ACTIVITIES:
Capital expenditures	(60)	(42)
Capitalized software development costs	(28)	(19)
Acquisition of businesses, net of cash acquired	(121)	—
Proceeds from sales of discontinued businesses	260	—
Proceeds from sale of CommScope common stock	28	—
Proceeds from sale of property, plant and equipment	—	21
Investments in marketable securities	(18)	—
Other investing activities, net	2	2
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES OF CONTINUING OPERATIONS	63	(38)
FINANCING ACTIVITIES:
Issuance of common stock	336	8
Issuance of long-term debt	—	216
Repayment of long-term borrowings	(404)	(108)
Payment of issuance costs related to debt and equity offering	(2)	(6)
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	(70)	110
Effect of exchange rate changes on cash and cash equivalents	4	9
Net cash provided by continuing operations	352	205
Net cash (used for) provided by discontinued operations	(21)	41
Net increase in cash and cash equivalents	331	246
Cash and cash equivalents at beginning of fiscal year	1,192	597
Cash and cash equivalents at end of period	$1,523	$843

See Notes to Consolidated Financial Statements.

AVAYA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   Background and Basis of Presentation

Background

Avaya Inc. (the “Company” or “Avaya”) provides communication systems, applications and services for enterprises, including businesses, government agencies and other organizations. The Company’s product offerings include Internet Protocol (“IP”) telephony systems that converge voice, data and other traffic across a single unified network, traditional voice communication systems, contact center infrastructure and applications in support of customer relationship management and unified communications applications. The Company supports its broad customer base with comprehensive global service offerings that enable customers to plan, design, implement and manage their communications networks.

Basis of Presentation

The accompanying unaudited consolidated financial statements as of June 30, 2004 and for the three and nine months ended June 30, 2004 and 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission for interim financial statements, and should be read in conjunction with the Company’s consolidated financial statements and other financial information for the fiscal year ended September 30, 2003, which was filed with the Securities and Exchange Commission on February 12, 2004 on a Current Report on Form 8-K. In the Company’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated. Certain prior year amounts have been reclassified to conform to the current interim period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

In November 2003, the Company acquired substantially all of the assets and assumed certain liabilities of Expanets, Inc. (“Expanets”), a subsidiary of NorthWestern Corporation (“NorthWestern”) in a transaction accounted for as a business combination. Accordingly, the results of the businesses acquired from Expanets have been included in the Company’s consolidated financial statements beginning on November 25, 2003, the date of acquisition. Upon the closing of the acquisition, the Company decided to divest the Expanets businesses that previously distributed other vendors’ products. For financial statement purposes, the assets, liabilities, results of operations and cash flows of these businesses have been segregated from those of continuing operations and are presented in the Company’s financial statements as a component of discontinued operations (see Note 3).

In January 2004, the Company completed the sale of substantially all of its Connectivity Solutions business, except for the sale of certain international operations. As of June 30, 2004, the sale of substantially all of these international operations has been completed. The Company has accounted for the Connectivity Solutions business as a discontinued operation, and accordingly, the Company’s consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

AVAYA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

2.   Summary of Significant Accounting Policies and Recent Accounting Pronouncement

Summary of Significant Accounting Policies

Restricted cash

As of June 30, 2004 and September 30, 2003, the Company had $10 million and $38 million, respectively, of restricted cash included in other current assets and other assets in the Consolidated Balance Sheets. This cash is restricted in use and has been pledged to secure letters of credit, surety bonds and other purchase guarantees that ensure the Company’s performance or payment to third parties in accordance with specified terms and conditions.

Stock Compensation

The Company’s employees participate in stock option plans. The Company applies the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations in accounting for such stock compensation. Accordingly, no stock-based employee compensation cost related to stock options is reflected in the Company’s Statements of Operations, as all options granted under the plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company records compensation expense for the amortization of restricted stock units issued to employees based on the fair market value of the restricted stock units at the date of grant over the vesting period, which is typically three years. The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	(dollars in millions, except per share amounts)
Net income (loss), as reported	$61	$8	$196	$(154)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	2	5	8	13
(Deduct) add: Total stock-based employee compensation (expense) income determined under fair value based method, net of related tax effect	(7)	(14)	(24)	33
Net income (loss), pro forma	$56	$(1)	$180	$(108)
Earnings (Loss) Per Common Share—Basic:
As reported	$0.14	$0.02	$0.45	$(0.41)
Pro forma	$0.12	$0.00	$0.42	$(0.29)
Earnings (Loss) Per Common Share—Diluted:
As reported	$0.13	$0.02	$0.43	$(0.41)
Pro forma	$0.12	$0.00	$0.40	$(0.29)

AVAYA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

2.   Summary of Significant Accounting Policies and Recent Accounting Pronouncement (Continued)

The fair value of stock options used to compute pro forma net loss for the nine months ended June 30, 2003 resulted in additional income as a substantial number of previously granted options had been forfeited and the cumulative reversal of pro forma expense related to these options exceeded the pro forma expense related to the remaining outstanding options.

Recent Accounting Pronouncement

SFAS 132

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” (“SFAS 132”) which changed the disclosure requirements for employers’ pension plans and other postretirement benefit plans, but did not change the measurement or recognition of those plans required by other related accounting standards. The disclosure requirements of SFAS 132 were effective for the Company beginning in the second quarter of fiscal 2004. SFAS 132 requires additional information related to changes in the benefit obligations and fair values of plan assets. See Note 9 for the components of net periodic benefit costs (credits) recognized. Additional disclosures required by SFAS 132 will be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, including information describing the types of plan assets, investment strategy, measurement date(s), plan obligations and cash flows.

3.   Acquisitions and Divestitures

Acquisition of a Majority Interest in Tata Telecom

On April 2, 2004, the Company announced an agreement with the Tata Group to acquire its shares of Tata Telecom Ltd. (“Tata Telecom”), a leading voice communications solutions provider in India, representing 25.1 percent ownership of Tata Telecom. As of the date of the agreement, the Company owned a 25.5 percent interest in Tata Telecom. Under the terms of the agreement, the Company was required to pay 220 Rupees per share. Statutory requirements in India mandated the Company to conduct a public tender offer to purchase, in addition, a minimum of 20 percent of the outstanding shares of Tata Telecom at a price of 220 Rupees per share.

Acquisition of Expanets

On November 25, 2003, the Company acquired substantially all of the assets and assumed certain liabilities of Expanets. Expanets was a nationwide provider of networked communications and data products and services to small and mid-sized businesses and prior to the acquisition was one of the Company’s largest dealers. The acquisition will allow the Company to continue providing quality sales and service support for Expanets’ customers and grow its small and mid-sized business. Under the terms of the asset purchase agreement, the Company paid a purchase price at the closing of $97 million, consisting of (i) $55 million in cash paid to Expanets, (ii) $27 million paid to a creditor of Expanets to satisfy a debt obligation of Expanets, and (iii) $15 million deposited into an escrow account to satisfy certain liabilities of Expanets. The results of the Expanets businesses the Company acquired have been included in the Company’s consolidated financial statements from the date of acquisition on November 25, 2003. During

AVAYA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

3.   Acquisitions and Divestitures (Continued)

the second quarter of fiscal 2004, the Company recorded an additional $2 million in business combination costs. During the third quarter of fiscal 2004, the Company finalized the working capital adjustments with NorthWestern and paid an additional $18 million to NorthWestern.

At the date of acquisition, in accordance with SFAS No. 141, “Business Combinations,” the Company recorded Expanets’ accounts receivables, inventory, liabilities and identified intangibles at estimated fair value and fixed assets at estimated replacement cost. The remainder of the purchase price in excess of the net assets acquired was recorded as goodwill. During the second and third quarters of fiscal 2004, the Company made adjustments to the initial purchase price allocation based upon a review of the detailed balances included in Expanets’ financial statements.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date, adjusted for items identified during the second and third quarters of fiscal 2004:

	Initial Purchase Price Allocation	Purchase Price Adjustments	Revised Purchase Price Allocation
	(dollars in millions)
Cash	$3	$—	$3
Accounts receivable	45	5	50
Inventory	24	(3)	21
Other assets	10	(2)	8
Fixed assets	17	(13)	4
Intangibles	32	—	32
Goodwill	63	34	97
Accounts payable	(45)	—	(45)
Termination obligations	(21)	(1)	(22)
Other liabilities	(41)	—	(41)
Net assets from discontinued operations	10	—	10
Purchase price	$97	$20	$117

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

AVAYA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

3.   Acquisitions and Divestitures (Continued)

Goodwill attributable to the businesses acquired from Expanets of $97 million was assigned $20 million to the Enterprise Communications Group (“ECG”) segment, $72 million to the Services segment, and $5 million to the Small and Medium Business Solutions (“SMBS”) segment. Of that total amount, $80 million is expected to be deductible for tax purposes over a 15-year period.

In connection with the acquisition, in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company recorded liabilities of $21 million for termination obligations. The Company has recognized these obligations as a liability assumed as of the acquisition date. These termination obligations consisted of $10 million of employee separation costs for approximately 1,750 employees and $11 million related to the closure of redundant real estate facilities. The Company expects to have completed the severance payments by the end of fiscal 2004 and to have substantially completed the lease termination obligations by fiscal 2007.

During the second and third quarters of fiscal 2004, the Company reevaluated both the employee separation costs and lease termination obligations and determined that $2 million of the employee separation liability should be reduced, as the actual costs incurred during the period were less than the original estimate. It was also determined that the lease obligation needed to be increased by $3 million as the actual costs incurred during the period were more than the original estimate and sublease recovery assumptions were reduced. These adjustments are included in the purchase accounting adjustments identified in the table above. The following table summarizes the status of the Expanets’ termination obligations as of and for the period ended June 30, 2004:

	Employee Separation Costs	Lease Termination Obligations	Total Expanets’ Termination Obligations
	(dollars in millions)
Balance as of December 31, 2003	$10	$11	$21
Cash Payments	(5)	(4)	(9)
Adjustments	(2)	3	1
Balance as of June 30, 2004	$3	$10	$13

Sale of a Portion of Expanets’ Business

Upon the closing of the Expanets acquisition, the Company decided to sell the Expanets businesses that previously distributed other vendors’ products and, accordingly, accounted for this portion of Expanets’ business as a component of discontinued operations. In the first and second quarters of fiscal 2004, the Company sold, in a series of transactions, certain assets and liabilities attributed to these businesses for an aggregate consideration of $13 million, $4 million of which was cash consideration and $9 million was in the form of notes receivable. As of June 30, 2004, the Company had divested this portion of the Expanets business and had collected $5 million of these notes receivable.

Results from discontinued operations for these businesses include revenue of $8 million and loss before income taxes of $6 million for the nine months ended June 30, 2004.

AVAYA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

3.   Acquisitions and Divestitures (Continued)

The following unaudited pro forma financial information presents the Company’s results as if the Expanets acquisition and the discontinued operations presentation of a portion of the Expanets business referred to above had occurred at the beginning of the respective periods:

	Three Months Ended June 30,	Nine Months Ended June 30,
	2003	2004	2003
	(dollars in millions, except per share amounts)
Revenue	$1,018	$3,041	$3,057
Net income (loss)	$1	$179	$(200)
Earnings (loss) per share—basic	$0.00	$0.41	$(0.53)
Earnings (loss) per share—diluted	$0.00	$0.40	$(0.53)

These pro forma results have been prepared for comparative purposes only and include certain adjustments such as the elimination of intercompany revenue and costs, additional amortization expense as a result of identifiable intangible assets arising from the acquisition, and the removal of items included in Expanets’ historical results that did not relate to assets or liabilities acquired by the Company. The pro forma results are not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the respective periods or of future results. Expanets is included in the Company’s Consolidated Statement of Operations for the three months ended June 30, 2004 and, therefore, actual and pro forma information would be the same for such period.

Sale of Connectivity Solutions

In January 2004, the Company sold certain assets and liabilities of its Connectivity Solutions business to CommScope, Inc. (“CommScope”). Accordingly, the Company has accounted for this business as a discontinued operation. On January 31, 2004, the sale of substantially all of Connectivity Solutions was completed, except for the sale of certain international operations. As of June 30, 2004, the sale of substantially all of these international operations has been completed. The Company received $256 million of cash, and 1,761,538 shares of CommScope common stock valued at $33 million on the closing date. The Company paid $9 million in transaction costs relating to the sale. During the second quarter of fiscal 2004, the Company sold all the shares of CommScope common stock and recognized a pre-tax loss of $5 million, which is included in other income (expense), net. The $256 million cash portion of the purchase price is subject to post-closing adjustments. The Company is currently engaged in discussions with CommScope relating to the final post-closing adjustments and, therefore, the cash portion of the sales price is subject to adjustment.

The Company recorded a $3 million and $84 million pre-tax gain during the three and nine months ended June 30, 2004, respectively, from the sale of Connectivity Solutions, which is included in income from discontinued operations. In accordance with the asset purchase agreement between CommScope and the Company, certain liabilities recorded by the Company relating to Connectivity Solutions employees transferred to CommScope were not assumed by CommScope, but are no longer obligations of theCompany. Therefore, included in the $84 million gain is a reversal of $27 million of such liabilities that primarily represent employee related costs for which the Company no longer has an obligation.

AVAYA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

3.   Acquisitions and Divestitures (Continued)

The $84 million gain also includes the recognition of $32 million of foreign currency translation adjustments related to the divestiture of Connectivity Solutions’ international operations. A corresponding decrease has been recorded in the accompanying Consolidated Balance Sheet during the second quarter of fiscal 2004 through accumulated other comprehensive loss to reflect the realization of foreign currency translation adjustments upon the liquidation of these foreign operations. These foreign currency translation adjustments represent the net unrealized gains and losses arising from changes in exchange rates and the related effect on the translation of assets and liabilities of those international operations.

Listed below are the major classes of assets and liabilities of Connectivity Solutions that have been sold and transferred to CommScope as of June 30, 2004.

	Balances Transferred During the Nine Months Ended	As of
	June 30, 2004	September 30, 2003
	(dollars in millions)
Assets
Receivables	$49	$68
Inventory	126	142
Property, plant and equipment, net	182	179
Other assets	7	13
Total assets	$364	$402
Liabilities
Accounts payable	$26	$54
Payroll and benefit obligation	59	31
Other liabilities	24	24
Total liabilities	$109	$109
Net assets sold	$255	$293

Income from discontinued operations for the nine months ended June 30, 2004, includes $168 million of revenue and $72 million of loss before income taxes related to Connectivity Solutions’ operations.

In connection with the closing of the transaction, the Company recognized a pension and postretirement curtailment loss of $24 million and a settlement loss of $24 million upon the transfer of pension and postretirement benefit assets and liabilities to CommScope, and recorded a corresponding increase of $48 million to the benefit obligation. These losses were included in income from discontinued operations in the second quarter of fiscal 2004. Upon the transfer of these pension and postretirement benefit assets and liabilities to CommScope, an offsetting gain of $48 million was recognized and included in the $84 million gain on sale of discontinued operations for the assumption of these liabilities by CommScope. These two transactions resulted in a net zero impact to income from discontinued operations for the nine months ended June 30, 2004.

AVAYA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

3.   Acquisitions and Divestitures (Continued)

As a result of the transfer of Connectivity Solutions employees to CommScope in the second quarter of fiscal 2004, the Company remeasured its minimum pension liability related to the pension plan for represented employees. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” the Company recorded an adjustment in the second quarter of fiscal 2004 of $50 million to decrease the additional minimum pension liability. This resulted in a $36 million decrease to accumulated other comprehensive loss and a $14 million decrease to intangible assets.

On October 30, 2003, in exchange for the agreement of the International Brotherhood of Electrical Workers to withdraw numerous pending and threatened grievances and arbitration demands against the Company in connection with the Connectivity Solutions business, the Company agreed to provide a one-time payment of five thousand dollars per person to certain employees and offer an enhanced retirement incentive for those employees who were pension eligible as of December 2, 2003. In the first quarter of fiscal 2004, the Company recorded a charge of $7 million for the one-time payment and $4 million related to the acceptance by 124 employees of the retirement incentive offer. Each of these charges is included in income from discontinued operations in the Consolidated Statement of Operations.

4.   Goodwill and Intangible Assets

The changes in the carrying value of goodwill, including the amount primarily attributed to the acquisition of Expanets, which includes purchase accounting adjustments, for the nine months ended June 30, 2004 by operating segment are as follows:

Goodwill	Enterprise Communications Group	Small and Medium Business Solutions	Services	Total
	(dollars in millions)
Balance as of September 30, 2003	$118	$28	$—	$146
Goodwill acquired	20	5	73	98
Impact of foreign currency exchange rate fluctuations	—	3	—	3
Balance as of June 30, 2004	$138	$36	$73	$247

The following table presents the components of the Company’s acquired intangible assets with finite lives, which are included in other assets in the Consolidated Balance Sheets.

	June 30, 2004			September 30, 2003
Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(dollars in millions)
Existing technology	$103	$101	$2	$123	$117	$6
Customer relationships	21	1	20	—	—	—
Total amortized intangible assets	$124	$102	$22	$123	$117	$6

AVAYA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4.   Goodwill and Intangible Assets (Continued)

During the third quarter of fiscal 2004, the Company wrote off $20 million of fully-amortized existing technology. There was no net impact to the Company’s financial position, results of operations or cash flows.

During the first quarter of fiscal 2004, the Company acquired $21 million of intangible assets representing customer relationships, in connection with the acquisition of Expanets, as described in Note 3.

Amortization expense for the Company’s acquired intangible assets with finite lives was $1 million and $3 million for the three months ended June 30, 2004 and 2003, respectively, and $5 million and $9 million for the nine months ended June 30, 2004 and 2003, respectively. Estimated amortization expense for the succeeding fiscal years as of June 30, 2004 is (i) $1 million in the fourth quarter of fiscal 2004; (ii) $2 million in fiscal 2005; (iii) $2 million in fiscal 2006; (iv) $1 million in fiscal 2007; (v) $1 million in fiscal 2008; (vi) $1 million in fiscal 2009; and (vii) $14 million thereafter.

As discussed in Note 3, in connection with the acquisition of Expanets, the Company identified $11 million of intangible assets having indefinite lives, which are included in other assets in the Consolidated Balance Sheets. Intangible assets with indefinite lives are not subject to amortization and, at a minimum, will be tested for impairment annually. During the annual impairment test, the Company will evaluate the remaining useful life of these intangible assets to determine whether events and circumstances continue to support an indefinite useful life and will compare the fair value of these intangible assets with their carrying amount. To the extent the fair value exceeds the carrying amount, an impairment charge will be recorded.

In addition, included in other assets in the Consolidated Balance Sheets as of June 30, 2004 and September 30, 2003 is an intangible asset of $49 million and $63 million, respectively, representing unrecognized prior service costs associated with the recording of a minimum pension liability in fiscal 2003 and 2002. This intangible asset may be eliminated or adjusted as necessary when the amount of minimum pension liability is reassessed, which is conducted at least annually. The decrease in the asset balance is based on the Company’s remeasurement of its minimum pension liability as a result of the transfer of Connectivity Solutions employees to CommScope, as discussed in Note 3.

AVAYA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

5.   Comprehensive Income (Loss) (Continued)

Other comprehensive income (loss) is recorded directly to a separate section of stockholders’ equity in accumulated other comprehensive loss and includes unrealized gains and losses excluded from the Consolidated Statements of Operations. These unrealized gains and losses for the three and nine months ended June 30, 2004 and 2003 consisted primarily of adjustments to the minimum pension liability, net of income taxes and valuation allowance, unrealized holding gains and losses on securities classified as available for sale, and foreign currency translation, which were not adjusted for income taxes since they primarily relate to indefinite investments in non-U.S. subsidiaries.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	(dollars in millions)
Net income (loss)	$61	$8	$196	$(154)
Other comprehensive income (loss):
Foreign currency translation adjustments	(13)	31	40	63
Minimum pension liability adjustment, net of a reversal of deferred income taxes of $14 million offset by a reversal of the corresponding $14 million valuation allowance for the nine months ended June 30, 2004	—	—	36	—
Unrealized holding loss on securities classified as available for sale	(3)	—	(3)	—
Total comprehensive income (loss)	$45	$39	$269	$(91)

6.   Supplementary Financial Information

Balance Sheet Information

	June 30, 2004	September 30, 2003
	(dollars in millions)
INVENTORY
Finished goods	$183	$198
Work in-process and raw materials	44	66
Total inventory	$227	$264

AVAYA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

6.   Supplementary Financial Information (Continued)

Statements of Operations Information (Continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	(dollars in millions)
OTHER INCOME (EXPENSE), NET
Interest income	$6	$4	$13	$12
Loss on sale of CommScope common stock	—	—	(5)	—
Loss on redemption/repurchase of Senior Secured Notes	(21)	—	(42)	—
Gain (loss) on extinguishment of LYONs	—	1	—	(34)
Lucent securities litigation charge	—	—	—	(25)
Gain on assets sold	—	14	—	14
Other, net	4	(1)	10	(3)
Total other income (expense), net	$(11)	$18	$(24)	$(36)

Cash Flow Information

	Nine Months Ended June 30,
	2004	2003
	(dollars in millions)
Non-cash transactions:
Issuance of common stock for contribution to pension plan	$111	$—
Investment in equity securities	7	—
CommScope common stock received in connection with Connectivity Solutions sale	33	—
Notes received as part of the sale of Expanets’ non-Avaya businesses	9	—
Exchange of LYONs for common stock	—	18
Warrants to purchase common stock issued in LYONs Exchange Offer	—	5
Total non-cash transactions	$160	$23

7.   Business Restructuring Reserve

The business restructuring reserve reflects the remaining balance associated with the Company’s previous business restructuring actions. The following table summarizes the status of the Company’s business restructuring reserve as of and for the nine months ended June 30, 2004:

	Employee Separation Costs	Lease Termination Obligations	Total Business Restructuring Reserve
	(dollars in millions)
Balance as of September 30, 2003	$4	$62	$66
Cash payments	(3)	(17)	(20)
Reversal	(1)	—	(1)
Balance as of June 30, 2004	$—	$45	$45

AVAYA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

7.   Business Restructuring Reserve (Continued)

Payments on lease obligations, net of estimated sublease income, will extend through 2011 because, in certain circumstances, the remaining lease payments were less than the termination fees. (Continued)

8.   Debt and Derivative Financial Instruments

Debt outstanding consists of the following:

	June 30, 2004		September 30, 2003
	(dollars in millions)
Current portion of long-term debt:
LYONs convertible debt, net of discount	$295		$—
Long-term debt:
LYONs convertible debt, net of discount	—		287
11 1/8% Senior Secured Notes, net of discount, premium and deferred gain on interest rate swap	289	(1)	666	(2)
Total long-term debt	289		953
Total debt	$584		$953

(1)          The carrying value of the 11 1/8% Senior Secured Notes due April 2009 (“Senior Secured Notes”) as of June 30, 2004 of $289 million is comprised of the aggregate principal amount outstanding of $284 million increased for $4 million of unamortized premium, net of discount, the net unamortized deferred gain of $5 million related to the termination in December 2002 and June 2004 of the Company’s interest rate swap agreements that were entered into during fiscal years 2002 and 2004, respectively, offset partially by $4 million related to the decrease in the fair market value of the hedged portion of such debt. Upon termination of both of the 2002 interest rate swap agreements, the Company received cash proceeds of $19 million, which was recorded as a deferred gain that is being amortized as a reduction to interest expense over the remaining term of the Senior Secured Notes. Upon termination of one of the 2004 interest rate swap agreements, the Company made cash payments of $1 million, which was recorded as a deferred loss that is being amortized as an increase to interest expense over the remaining term of the Senior Secured Notes.

(2)          The carrying value of the Senior Secured Notes as of September 30, 2003 of $666 million is comprised of the aggregate principal amount outstanding of $640 million increased for $10 million of unamortized premium, net of discount, and the unamortized deferred gain of $16 million related to the termination the Company’s interest rate swap agreements in December 2002.

Senior Secured Notes Repurchases

During the third quarter of fiscal 2004, the Company repurchased $132 million aggregate principal amount of its Senior Secured Notes in a series of open market transactions. The Company used a total of $155 million in cash to repurchase these notes, and recognized a pre-tax loss of $21 million, which is included in other income (expense), net. The $21 million loss consists of (i) $23 million of open market premiums on the repurchases, (ii) the write-off of $3 million of deferred financing costs, offset partially by the recognition of (iii) $2 million of unamortized net premium recorded at the time of the original debt

AVAYA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

8.   Debt and Derivative Financial Instruments (Continued)

issuances, and (iv) the recognition of a $3 million deferred gain related to the terminations in December 2002 and June 2004 of certain of the Company’s interest rate swap agreements.

Upon the repurchase of these notes, the Company paid interest of $3 million, which had accrued from April 1, 2004 through the dates of the repurchases.

Senior Secured Notes Redemption

On March 19, 2004, the Company redeemed $224 million aggregate principal amount of its outstanding Senior Secured Notes at a price of 111.125% per note, or $249 million in the aggregate, resulting in a premium of $25 million paid upon redemption. The Company used the entire net proceeds received from the sale in February 2004 of approximately 14 million shares of the Company’s common stock to redeem these notes (see Note 10). The Company recognized a loss on the early redemption of $21 million, which is included in other income (expense), net. The $21 million loss consists of (i) the $25 million redemption premium, (ii) the write-off of $5 million of deferred financing costs, offset partially by the recognition of (iii) $4 million of unamortized net premium recorded at the time of the original debt issuances, and (iv) the recognition of a $5 million deferred gain related to the termination in December 2002 of the Company’s interest rate swap agreements.

Upon redemption of these notes, the Company paid interest of $12 million, which had accrued from October 1, 2003 through March 19, 2004.

LYONs Put Obligation

The Company has classified the Liquid Yield Option™ Notes due 2021 (“LYONs”) convertible debt as a current obligation as of June 30, 2004, since the holders may require the Company to purchase all or a portion of their LYONs on October 31, 2004. If the LYONs are put to the Company, the Company may, at its option, elect to pay the purchase price in cash or shares of common stock, or any combination thereof. In addition, the Company may redeem for cash all, or any portion, of the LYONs at any time on or after October 31, 2004.

Credit Facility Amendments

In January 2004, the Company and the lenders under the Company’s five-year revolving credit agreement (“Credit Facility”) amended the terms of the Credit Facility to provide the Company with additional flexibility to repurchase its debt securities and make acquisitions.

As a result of the amendments to the Credit Facility, the Company is permitted to use up to $455 million in cash to redeem or repurchase LYONs, other than pursuant to the October 31, 2004 put, so long as the Company holds unrestricted domestic cash and marketable securities of at least $400 million immediately before and after such redemption or repurchase. As of June 30, 2004, the Company used $156 million in cash to repurchase LYONs and, as a result of the amendments to the Credit Facility, has the ability to use an additional $299 million in cash to repurchase LYONs, other than pursuant to the October 31, 2004 put.

AVAYA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

8.   Debt and Derivative Financial Instruments (Continued)

In connection with the October 31, 2004 LYONs put obligation described above, the amended Credit Facility requires the Company to maintain, as of each day in the period commencing September 30, 2004 until the later of (a) the date that the put obligation under the LYONs is satisfied and (b) the date upon which the Company delivers to the lenders under the amended Credit Facility a certificate certifying its compliance with the covenants included in the amended Credit Facility for the fiscal quarter ended September 30, 2004, liquidity of not less than $300 million on a pro forma basis as if the put obligation under the LYONs had been satisfied as of such day. For purposes of this calculation, liquidity is defined as the sum of the unused commitments under the Company’s amended Credit Facility plus unrestricted domestic cash and marketable securities. To the extent the Company can satisfy this liquidity test, it may use cash to satisfy any put obligation with respect to the LYONs.

The Credit Facility was also amended to permit the Company to use up to $500 million in cash to prepay or repurchase long-term debt other than the LYONs so long as the Company holds unrestricted domestic cash and marketable securities of at least $400 million immediately before and after such prepayment or repurchase. The Company used $249 million of this amount to redeem 35% of the Senior Secured Notes in March 2004. Additionally, the Company used $155 million of this amount to repurchase its Senior Secured Notes in the third quarter of fiscal 2004. The Company has the ability to use an additional $96 million in cash to repurchase long-term debt other than LYONs under the amended Credit Facility.

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

The amended Credit Facility provides that the Company may use up to $500 million in cash to make acquisitions provided that the Company complies with certain financial covenants. In August 2004, the Company used $24 million in cash to complete the acquisition of a majority interest in Tata Telecom and, accordingly, may use an additional $476 million in cash to make acquisitions. Furthermore, in August 2004, the Company announced an agreement to purchase Spectel Plc for approximately $103 million, which is expected to close no later than the first quarter of fiscal 2005. After such acquisition is completed, the Company has the ability to use up to an additional $373 million in cash to make acquisitions.

Interest Rate Swap Agreements

During the first and second quarters of 2004, the Company entered into a total of five interest rate swap agreements each having a notional amount of $50 million and a maturity date of April 2009. These

AVAYA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

8.   Debt and Derivative Financial Instruments (Continued)

interest rate swap agreements were executed in order to: (i) convert a portion of the Senior Secured Notes fixed-rate debt into floating-rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed- and floating-rate debt; and (iii) reduce interest payments and expense in the near term. These agreements qualify and are designated as fair value hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under these agreements, the Company receives a fixed interest rate of 11 1/8% and pays a floating interest rate based on the six-month LIBOR (in arrears) plus an agreed-upon spread of 6.55%, 6.8575%, 6.94%, 6.8% and 6.98%, respectively. The interest rate swaps effectively converted $250 million of the Senior Secured Notes from fixed rate debt into floating rate debt. Since the relevant terms of the interest rate swap agreements match the corresponding terms of the Senior Secured Notes, there is no hedge ineffectiveness. Accordingly, gains and losses on the interest rate swap agreements fully offset the losses and gains on the hedged portion of the Senior Secured Notes, which are marked to market at each reporting date, both of which are recorded in other income (expense), net.

During the third quarter of 2004, the Company terminated the $50 million interest rate swap agreement that paid a floating interest rate based on the six-month LIBOR (in arrears) plus an agreed-upon spread of 6.94%. The termination resulted in a reduction to other liabilities for the removal of the fair market value of the interest rate swap and a cash payment of $1 million representing the loss on termination, which is being recognized as an increase to interest expense over the remaining term to maturity of the Senior Secured Notes. The unamortized balance of the loss is included as a reduction to long-term debt. The Company terminated this interest rate swap agreement in order to maintain its desired capital structure as it repurchased certain amounts of its Senior Secured Notes.

9.   Benefit Obligations

The following table illustrates the components of net periodic benefit (credit) cost for the Company’s pension and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three months ended June 30,				Nine months ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
	(dollars in millions)
Service cost	$4	$12	$1	$1	$12	$35	$3	$4
Interest cost	43	41	10	9	127	122	30	26
Expected return on plan assets	(54)	(50)	(4)	(4)	(160)	(149)	(12)	(12)
Amortization of prior service cost	2	1	3	—	5	2	8	—
Recognized net actuarial loss	3	—	1	1	11	—	4	1
Net periodic benefit (credit) cost	$(2)	$4	$11	$7	$(5)	$10	$33	$19

AVAYA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

9.   Benefit Obligations (Continued)

During the third quarter of fiscal 2004, the Company made a voluntary contribution of $111 million, in the form of shares of common stock of the Company, to pre-fund the pension obligation for salaried employees. The Company will not be required to make any contributions to its pension plans in fiscal 2004 to meet minimum statutory funding requirements.

The Company provides certain pension and retiree medical benefits for management employees, neither of which is pre-funded. Consequently, the Company makes payments as these pension and retiree medical benefits are disbursed. For the nine months ended June 30, 2004, the Company made payments for these pension and retiree medical benefits totaling $6 million and $18 million, respectively. For the remainder of fiscal 2004, the Company presently anticipates making additional payments for these pension and retiree medical benefits totaling $2 million and $6 million, respectively, for total payments during fiscal 2004 of approximately $8 million and $24 million, respectively.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit beginning in 2006 under Medicare (“Medicare Part D”), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As permitted by FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” the Company has elected to defer recognition of the Act until it is able to determine whether benefits provided by its plans are actuarially equivalent. Therefore, any measures of the accumulated postretirement benefit obligation or net periodic benefit cost in the Company’s financial statements do not reflect the effect of the Act.

10.   Equity Transactions

During the third quarter of fiscal 2004, the Company made a voluntary contribution of $111 million of its common stock to fund its pension plan (see Note 9). The contribution was funded with a combination of 2,448,602 shares of treasury stock and 4,510,646 shares of newly issued common stock. The per share value of Avaya common stock contributed to the pension plan was $15.95, which represented the average of the opening and closing share price of Avaya common stock on June 9, 2004, the date of the contribution. As of the date of the contribution, the treasury stock had a carrying value of $27 million. The difference between the $27 million carrying value and the $39 million fair value of the treasury stock contributed was recorded as an increase to additional paid-in capital.

In February 2004, the Company sold 14,039,481 shares of its common stock for $17.85 per share in a public offering. The Company received proceeds of $249 million, net of $2 million of underwriting discounts and commissions, which have been recorded as a reduction to additional paid-in capital. The Company used the entire net proceeds to redeem a portion of its outstanding Senior Secured Notes (see Note 8).

11.   Stock Compensation

During the nine months ended June 30, 2004, the Company granted to eligible employees approximately 10 million stock options at a weighted average exercise price of $13.70 per option and approximately 532 thousand restricted stock units at a weighted average market value of $13.87 per unit.

A total of 5.1 million restricted stock units held by employees vested during the nine months ended June 30, 2004. Of this amount, 1.5 million shares underlying the restricted stock units were withheld for purposes of remitting federal and state income and payroll taxes related to the vesting of the units. The

AVAYA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

11.   Stock Compensation (Continued)

remaining 3.6 million shares underlying the restricted stock units were distributed to the employees upon vesting. The 1.5 million shares withheld for tax purposes were recorded as treasury stock at the value of the shares as of the respective vesting dates.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	(dollars and shares in millions, except per share amounts)
Earnings (Loss) Per Common Share—Basic:
Income (loss) from continuing operations	$58	$(3)	$191	$(183)
Income from discontinued operations	3	11	5	29
Net income (loss) available to common stockholders	$61	$8	$196	$(154)
Weighted average shares—basic	446	382	434	374
Earnings (loss) per share from continuing operations	$0.13	$(0.01)	$0.44	$(0.49)
Earnings per share from discontinued operations	0.01	0.03	0.01	0.08
Earnings (loss) per share—basic	$0.14	$0.02	$0.45	$(0.41)
Earnings (Loss) Per Common Share—Diluted:
Income (loss) from continuing operations	$58	$(3)	$191	$(183)
After-tax savings on the assumed conversion of LYONs	2	—	7	—
Income (loss) from continuing operations available to common stockholders	60	(3)	198	(183)
Income from discontinued operations	3	11	5	29
Net income (loss) available to common stockholders	$63	$8	$203	$(154)
Weighted average shares—basic	446	382	434	374
Potential dilutive securities:
Assumed exercise of stock options	9	4	9	—
Assumed vesting of restricted stock units	1	3	2	—
Assumed exercise of warrants	6	2	6	—
Assumed conversion of LYONs	21	83	21	—
Weighted average shares—diluted	483	474	472	374
Earnings (loss) per share from continuing operations	$0.12	$(0.01)	$0.42	$(0.49)
Earnings per share from discontinued operations	0.01	0.03	0.01	0.08
Earnings (loss) per share—diluted	$0.13	$0.02	$0.43	$(0.41)

AVAYA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

12.   Earnings (Loss) Per Share of Common Stock (Continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	(shares in millions)
Securities excluded from the computation of diluted earnings (loss) per common share:
Options(1)	10	40	25	43
Restricted stock units(1)	—	—	—	1
Warrants(1)	6	6	6	14
Common shares issuable upon conversion of LYONs:
Settled in common shares(2)	—	—	—	175
Settled in cash(3)	—	37	—	20
Total	16	83	31	253

(1)          These securities have been excluded from the diluted earnings (loss) per common share calculation either because the respective exercise prices are greater than the average market value of the underlying stock or their inclusion would have been antidilutive.

(2)          For the nine months ended June 30, 2003, the securities listed represent the average number of shares issuable by the Company if it were required to purchase LYONs outstanding as of June 30, 2003 on the initial October 31, 2004 put date and if the Company elected to satisfy the put obligation in shares of common stock. Such securities were excluded from the diluted loss per common share calculation as their inclusion would have been antidilutive.

(3)          These securities have been excluded from the diluted earnings (loss) per common share calculation due to the assumption that this portion of the debt would have been settled in cash.

13.   Operating Segments

The Company reports its operations in three segments—ECG, SMBS, and Services. The ECG segment develops, markets and sells communications products and applications primarily to large enterprises and includes IP telephony systems, traditional voice communications systems, multi-media contact center infrastructure and applications in support of customer relationship management, unified communications applications, and appliances, such as telephone sets. The SMBS segment develops, markets and sells communications products and applications, including IP telephony systems, traditional voice communications systems, and unified communication and contact center applications, for small and medium-sized businesses. The Services segment offers a comprehensive portfolio of global services that enable customers to plan, design, build and manage their communications networks. Services’ operating results also include the professional services organization as explained below.

As described in Note 3, as a result of the sale of Connectivity Solutions, the Company has classified the results of operations of Connectivity Solutions as a discontinued operation. This business was previously disclosed as a separate operating segment. The segment data included below has been restated

AVAYA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

13.   Operating Segments (Continued)

to exclude the results of Connectivity Solutions and to reallocate Connectivity Solutions’ portion of corporate related expenses to the remaining operating segments. During the first quarter of fiscal 2004, the Company moved its professional services organization from ECG to the Services segment to properly reflect the professional service organization’s ability to service products other than Avaya’s. The Company’s professional services organization provides services required to customize communication application solutions for individual customer needs. The Company also allocated a portion of the results attributed to the Company’s third-party financing arrangement from ECG to SMBS based on the relative contribution of the arrangement to the sale of each segment’s products. Accordingly, prior period amounts have been reclassified to reflect these changes.

The segments are managed as three individual businesses and, as a result, include certain allocated costs and expenses of shared services, such as information technology, human resources, legal and finance. Costs remaining in the other unallocated category represent expenses that are not identified with the operating segments and include costs incurred to maintain vacant real estate facilities and the under or over estimated portions of expenses not charged to the segments, as these expenses are allocated on a fixed basis. Intersegment sales approximate fair market value and are not significant.

The Company has outsourced all of its manufacturing operations related to ECG and SMBS segments primarily to Celestica Inc. All manufacturing of the Company’s products is performed in accordance with detailed specifications and product design furnished by the Company and is subject to quality control standards.

AVAYA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

13.   Operating Segments (Continued)

Reportable Segments

Summarized financial information relating to the Company’s reportable segments is shown in the following table:

	Reportable Segments			Corporate
	Enterprise Communications Group	Small and Medium Business Solutions	Services	Business Restructuring Reversals, Net	Other Unallocated Amounts	Total
	(dollars in millions)
Three Months Ended June 30, 2004
Revenue	$439	$67	$510	$—	$—	$1,016
Operating income from continuing operations	11	6	68	—	7	92
Three Months Ended June 30, 2003
Revenue	$396	$59	$474	$—	$—	$929
Operating income (loss) from continuing operations	(24)	—	42	(7)	(7)	4
Nine Months Ended June 30, 2004
Revenue	$1,283	$196	$1,510	$—	$4	$2,993
Operating income (loss) from continuing operations	(1)	17	184	1	3	204
Nine Months Ended June 30, 2003
Revenue	$1,211	$174	$1,440	$—	$—	$2,825
Operating income (loss) from continuing operations	(108)	(3)	123	3	(22)	(7)

Geographic Information

Financial information relating to the Company’s revenues by geographic area was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	(dollars in millions)
Revenue(1)
U.S.	$769	$724	$2,267	$2,157
International	247	205	726	668
Total	$1,016	$929	$2,993	$2,825

(1)          Revenue is attributed to geographic areas based on the location of customers.

AVAYA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

Year 2000 Actions

Three separate purported class action lawsuits are pending against Lucent Technologies, Inc. (“Lucent”), the Company’s former parent, one in state court in West Virginia, one in federal court in the Southern District of New York and another in federal court in the Southern District of California. The case in New York was filed in January 1999 and, after being dismissed, was refiled in September 2000. The case in West Virginia was filed in April 1999 and the case in California was filed in June 1999, and amended in 2000 to include the Company as a defendant. The Company may also be named a party to the other actions and, in any event, has assumed the obligations of Lucent for all of these cases under the Contribution and Distribution Agreement, as described in “Transactions with Lucent” below between the Company and Lucent. All three actions are based upon claims that Lucent sold products that were not Year 2000 compliant, meaning that the products were designed and developed without considering the possible impact of the change in the calendar from December 31, 1999 to January 1, 2000. The complaints allege that the sale of these products violated statutory consumer protection laws and constituted breaches of implied warranties.

A class was certified in the West Virginia state court matter. The certified class in the West Virginia matter includes those persons or entities that purchased, leased or financed the products in question. In addition, the court also certified as a subclass all class members who had service protection plans or other service or extended warranty contracts with Lucent in effect as of April 1, 1998, as to which Lucent failed to offer a free Year 2000-compliant solution. The federal court in the New York action has issued a decision and order denying class certification, dismissing all but certain fraud claims by one representative plaintiff. No class claims remain in this case at this time. The federal court in the California action also issued an opinion and order granting class certification. The class includes any entities that purchased or leased certain products on or after January 1, 1990, excluding those entities who did not have a New Jersey choice of law provision in their contracts and those who did not purchase equipment directly from defendants. The federal court in the California action has issued an order staying the action pending the outcome of the West Virginia matter.

In May 2004, the Company entered into a settlement agreement with the plaintiffs in all of the above-described actions. Under the general terms of the agreement, eligible class members who acquired certain products between 1990 and 1999 may receive credits up to $110 million or a cash alternative. The credits are valid for a three-year period and can be applied toward a 45 percent discount on purchases of new Avaya products and/or a 30 percent discount on Avaya maintenance services. Alternatively, eligible class members may receive a one-time cash payment equal to 25 percent of the credits to which they may be entitled. The state court in West Virginia recently held a fairness hearing and issued an order of final

AVAYA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

14.   Commitments and Contingencies (Continued)

approval of the settlement. The claims process is expected to commence in the fourth fiscal quarter of 2004.

Pursuant to the terms of the Contribution and Distribution Agreement, Lucent is responsible for 50% of the costs related to these matters in excess of $50 million, including attorneys’ fees. The Company has notified Lucent that it expects costs incurred in these matters, including costs expended since these matters commenced in 1999, to exceed the $50 million threshold. Accordingly, Lucent will be responsible for a portion of the cost of the settlement. Based on existing reserves for these matters, the Company does not believe the settlement will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Lucent Securities Litigation

In November 2000, three purported class actions were filed against Lucent in the Federal District Court for the District of New Jersey alleging violations of the federal securities laws as a result of the facts disclosed in Lucent’s announcement on November 21, 2000 that it had identified a revenue recognition issue affecting its financial results for the fourth quarter of fiscal 2000. The actions purport to be filed on behalf of purchasers of Lucent common stock during the period from October 10, 2000 (the date Lucent originally reported these financial results) through November 21, 2000.

The above actions have been consolidated with other purported class actions filed against Lucent on behalf of its stockholders in January 2000 and are pending in the Federal District Court for the District of New Jersey. The consolidated cases were initially filed on behalf of stockholders of Lucent who bought Lucent common stock between October 26, 1999 and January 6, 2000, but the consolidated complaint was amended to include purported class members who purchased Lucent common stock up to December 20, 2000. A class has not yet been certified in the consolidated actions. The plaintiffs in all of these stockholder class actions seek compensatory damages plus interest and attorneys’ fees.

In March 2003, Lucent announced that it had entered into a $420 million settlement of all pending shareholder and related litigation. Certain cases which are the subject of the settlement are shared contingent liabilities under the Contribution and Distribution Agreement and accordingly, the Company is responsible for 10% of the liabilities attributable to those cases, including 10% of the legal costs associated with the portion of the litigation for which the Company shares liability. In the second quarter of fiscal 2003, the Company recorded a charge of $25 million representing the Company’s estimate of its liability in this matter. The Company recently reached agreement with Lucent to pay $24 million in shares of the Company’s common stock in full satisfaction of its obligations under the settlement. The terms of the settlement were approved by the Federal District Court for the District of New Jersey in December 2003. The Company understands the administration of claims is currently in process and expects to issue the shares in the next several months.

Commissions Arbitration Demand

In July 2002, Communications Development Corporation (“CDC”), a British Virgin Islands corporation, made formal demand for arbitration for alleged unpaid commissions in an amount in excess of $10 million, stemming from the sale of products from the Company’s businesses that were formerly

AVAYA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

14.   Commitments and Contingencies (Continued)

owned by Lucent involving the Ministry of Russian Railways. In April 2003, CDC initiated the arbitration before the American Arbitration Association. The plaintiff alleges that as a result of agreements entered into between the plaintiff and the Company, it is owed commissions on sales by the Company to the Ministry of Russian Railways on a continuing basis. The Company believes that the agreements relating to their claim have expired or do not apply to the products in question. As the sales of products continue, CDC may likely increase its commission demand. The parties have selected arbitrators in this matter. A hearing date has not yet been set.

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

Any liability incurred by Lucent in connection with these class action cases will be considered an exclusive Lucent liability under the Contribution and Distribution Agreement between Lucent and the Company and, as a result, the Company would be responsible for 10% of any such liability in excess of $50 million. The Company recently agreed with Lucent to pay $6 million in satisfaction of its liability in this matter, although Lucent has notified the Company that it may be responsible for some additional costs that may be incurred in connection with the conclusion of the claims administration. Based on the Company’s discussions with Lucent, it does not expect those additional costs to be material.

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

Variable Workforce Grievances

The Communications Workers of America and the International Brotherhood of Electrical Workers, unions representing the Company’s technicians, have filed grievances regarding an interpretation of the variable workforce agreements (“Agreements”) entered into between the Company and the unions in June 2003. The unions allege that the Company has violated the agreements by activating some, but not all, variable workforce employees (approximately 850 in total) for duty from August 2003, and not paying such employees for the minimum amount of weeks to which they claim entitlement under their interpretation of

AVAYA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

14.   Commitments and Contingencies (Continued)

the Agreements. The Company has denied the grievances relating to these cases. At this time, the Company cannot determine whether these disputes will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The reliability and precision of estimates of the Company’s environmental costs may be affected by a variety of factors, including whether the remediation treatment will be effective, contamination sources have been accurately identified and assumptions regarding the movement of contaminants are accurate. In addition, estimates of environmental costs may be affected by changes in law and regulation, including the willingness of regulatory authorities to conclude that remediation and/or monitoring performed by the Company is adequate.

The Company assesses the adequacy of environmental reserves on a quarterly basis. For each of the three and nine month periods ended June 30, 2004 and 2003, no amounts were charged to the Statements of Operations for environmental costs as reserves were deemed to be adequate. Expenditures for environmental matters each of the three and nine month periods ended June 30, 2004 and 2003 were not material to the Company’s financial position, results of operations or cash flows. Payment for the environmental costs covered by the reserves may be made over a 30-year period.

AVAYA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

14.   Commitments and Contingencies (Continued)

Product Warranties

The Company recognizes a liability for the estimated costs that may be incurred to remedy certain deficiencies of quality or performance of the Company’s products. These product warranties extend over a specified period of time generally ranging up to one year from the date of sale depending upon the product subject to the warranty. The Company accrues a provision for estimated future warranty costs based upon the historical relationship of warranty claims to sales. The Company periodically reviews the adequacy of its product warranties and adjusts, if necessary, the warranty percentage and accrued warranty reserve, which is included in other current liabilities in the Consolidated Balance Sheets, for actual experience.

The following table reconciles the changes in the Company’s product warranty liability for the nine months ended June 30, 2004:

(dollars in millions)
Balance as of September 30, 2003	$30
Warranties accrued during the nine months ended June 30, 2004	30
Less: actual warranty expenses incurred during the period	(39)
Balance as of June 30, 2004	$21

The decrease in the accrued balance for product warranty is primarily attributable to more efficient handling of warranty claims, as well as the overall shift in the Company’s product offerings.

Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements

Letters of Credit

The Company has entered into uncommitted credit facilities that vary in term totaling $139 million for the purpose of securing third party financial guarantees such as letters of credit which ensure the Company’s performance or payment to third parties. As of June 30, 2004, the Company had outstanding an aggregate of $84 million in irrevocable letters of credit and similar third party financial guarantees, of which $10 million are collateralized.

Surety Bonds

The Company arranges for the issuance of various types of surety bonds, such as license, permit, bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. These bonds vary in duration although most are issued and outstanding from six months to three years. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is approximately $21 million as of June 30, 2004. Historically, no surety bonds have been drawn upon and there is no future expectation that these surety bonds will be drawn upon.

AVAYA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

14.   Commitments and Contingencies (Continued)

Purchase Commitments and Termination Fees

The Company has commitment contracts with certain suppliers in which it is obligated to purchase a specified amount of inventory based on its forecasts, or pay a charge in the event the Company does not meet its designated purchase commitments. Additionally, certain agreements call for an early termination fee, obligating the Company to make a payment to the supplier. As of June 30, 2004, the maximum potential payment under these commitments was approximately $63 million. Historically, the Company has not been required to pay a charge for not meeting its designated purchase commitments with these suppliers.

Product Financing Arrangements

The Company sells products to various resellers that may obtain financing from certain unaffiliated third party lending institutions.

The Company has a product financing arrangement with one U.S. reseller. Avaya is obligated under certain circumstances to repurchase inventory previously sold to this reseller, in the event the lending institution, which financed the transaction, repossesses the reseller’s inventory of the Company’s products. The Company’s obligation to repurchase inventory from the lending institution terminates 180 days from the date of invoicing by the Company to the reseller. The repurchase amount is equal to the price originally paid to the Company by the lending institution for the inventory. This reseller has financed $66 million of inventory purchases under this arrangement as of June 30, 2004. There have not been any repurchases made by Avaya since the Company entered into this agreement in March 2001. The Company has estimated the fair value of this guarantee as of June 30, 2004, and has adequately provided for this guarantee in its financial statements at June 30, 2004. The fair value of the guarantee is not significant. There can be no assurance that the Company will not be obligated to repurchase inventory under this arrangement in the future.

For the Company’s product financing arrangement with resellers outside the U.S., in the event participating resellers default on their payment obligations to the lending institution, the Company is obligated under certain circumstances to guarantee repayment to the lending institution. The repayment amount fluctuates with the level of product financing activity. The guarantee repayment amount reported to the Company from the lending institution was approximately $5 million as of June 30, 2004. The Company reviews and sets the maximum credit limit for each reseller participating in this financing arrangement. There have not been any guarantee repayments by Avaya since the Company entered in this arrangement in October 2000. The Company has estimated the fair value of this guarantee as of June 30, 2004, and has adequately provided for this guarantee in its financial statements at June 30, 2004. The fair value of the guarantee is not significant. There can be no assurance that the Company will not be obligated to repurchase inventory under this arrangement in the future.

Performance Guarantee

In connection with the sale of Connectivity Solutions and the sale of a portion of the Expanets business, the Company has assigned its rights and obligations under several real estate leases to the acquiring companies (the “assignees”). The remaining terms of these leases vary from one year to nine years. While the Company is no longer the primary obligor under these leases, the lessor has not

AVAYA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

14.   Commitments and Contingencies (Continued)

completely released the Company from its obligation, and holds it secondarily liable in the event that the assignees default on these leases. The maximum potential future payments the Company could be required to make, if all of the assignees were to default as of June 30, 2004, would be approximately $25 million. The Company has assessed the probability of default by the assignees and has determined it to be remote.

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

Transactions with Lucent

In connection with the Company’s spin-off from Lucent in September 2000, the Company and Lucent executed and delivered the Contribution and Distribution Agreement and certain related agreements.

Pursuant to the Contribution and Distribution Agreement, Lucent contributed to the Company substantially all of the assets, liabilities and operations associated with its enterprise networking businesses (“Company’s Businesses”). The Contribution and Distribution Agreement, among other things, provides that, in general, the Company will indemnify Lucent for all liabilities including certain pre-distribution tax obligations of Lucent relating to the Company’s Businesses and all contingent liabilities primarily relating to the Company’s Businesses or otherwise assigned to the Company. In addition, the Contribution and Distribution Agreement provides that certain contingent liabilities not allocated to one of the parties will be shared by Lucent and the Company in prescribed percentages. The Contribution and Distribution Agreement also provides that each party will share specified portions of contingent liabilities based upon agreed percentages related to the business of the other party that exceed $50 million. See Legal Proceedings above for a discussion of the Company’s obligations under the settlement of certain litigation constituting shared contingent liabilities under the Contribution and Distribution Agreement. The Company is unable to determine the maximum potential amount of other future payments, if any, that it could be required to make under this agreement.

In addition, if the separation from Lucent fails to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code because of an acquisition of the Company’s stock or assets, or some other actions of the Company, then the Company will be solely liable for any resulting corporate taxes.

In the second quarter of fiscal 2004, the Company recognized an $89 million tax benefit resulting from the resolution of federal income tax audit matters for the years 1990 through 1998 and certain state tax matters that arose prior to the Company’s separation from Lucent. The $89 million benefit consisted of a $37 million net cash refund and the reversal of certain tax liabilities. The Company received the $37 million net cash refund from Lucent in accordance with the terms of a Tax Sharing Agreement that the Company and Lucent entered into in connection with the Distribution. The Tax Sharing Agreement governs Lucent’s and the Company’s respective rights, responsibilities and obligations after the distribution with respect to taxes for the periods ending on or before the distribution. Generally, pre-distribution taxes

AVAYA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

14.   Commitments and Contingencies (Continued)

or benefits that are clearly attributable to the business of one party will be borne solely by that party, and other pre-distribution taxes or benefits will be shared by the parties based on a formula set forth in the Tax Sharing Agreement. The Company may be subject to additional taxes or benefits pursuant to the Tax Sharing Agreement related to future settlements of audits by taxing authorities for the periods prior to the Company’s separation from Lucent.

15.   Subsequent Events

Acquisition of a Majority Interest in Tata Telecom

In connection with the Tata Telecom transaction described in Note 3, the public tender offer closed in July 2004 with 8.5 percent of the public shares tendering into the offer. The sale of the shares by the Tata Group and the tendering shareholders closed on August 4, 2004. Avaya paid a total of $24 million in August related to this acquisition, of which $17 million was paid to the Tata Group, $6 million was paid in relation to the public tender offer and Avaya realized a $1 million loss associated with forward exchange contracts, which were used to hedge foreign currency risk associated with the acquisition. Following the acquisition of these additional equity interests, the Company now owns 59.1 percent of Tata Telecom and began consolidating its results on August 4, 2004.

Termination of Interest Rate Swaps

In July and August 2004, the Company terminated its remaining interest rate swap agreements, each of which had a notional amount of $50 million and paid a floating interest rate based on the six-month LIBOR (in arrears) plus an agreed-upon spread of 6.55%, 6.8575%, 6.8% and 6.98%, respectively. The termination resulted in a reduction to other liabilities for the removal of the fair market value of the interest rate swaps and a net cash payment of $200 thousand representing the loss on termination, which will be recognized as an increase to interest expense over the remaining term to maturity of the Senior Secured Notes. The unamortized balance of the loss will be included as a reduction to long-term debt on the Consolidated Balance Sheet. The Company terminated these interest rate swap agreements as it anticipates further repurchases of its Senior Secured Notes.

Acquisition of Spectel Plc

On August 2, 2004, the Company entered into a share purchase agreement pursuant to which it would acquire all of the issued share capital of Spectel Plc, a company incorporated in Ireland and a leading provider of audio conferencing solutions, for approximately $103 million in cash. The acquisition is expected to close no later than the first quarter of fiscal 2005 and is subject to regulatory approval, Irish laws and customary closing conditions.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following section should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this Quarterly Report on Form 10-Q.

Our accompanying unaudited consolidated financial statements as of June 30, 2004 and for the three and nine months ended June 30, 2004 and 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission, or the SEC, for interim financial statements, and should be read in conjunction with our consolidated financial statements and other financial information for the fiscal year ended September 30, 2003, which was filed with the SEC on February 12, 2004, on a Current Report on Form 8-K. In our opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated. Certain prior year amounts have been reclassified to conform to the current interim period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

Executive Summary

We are a leading provider of communications systems, applications and services for enterprises, including businesses, government agencies and other organizations. Our product offerings include:

•       Internet Protocol, or IP, telephony systems,

•       traditional voice communication systems,

•       multi-media contact center infrastructure and applications in support of customer relationship management,

•       unified communications applications, which include voice and multi-media messaging, and

•       appliances, such as telephone sets.

We support our broad customer base with comprehensive global service offerings that enable our customers to plan, design, implement and manage their communications networks. We believe our global service organization is an important consideration for customers purchasing our products and applications and is a source of significant revenue for us, primarily from maintenance contracts. Our service offerings include:

•       outsourcing services,

•       business consulting and system integration,

•       implementation, and

•       maintenance services.

Key Trends and Uncertainties Affecting Our Results

The following is a summary of the key trends and uncertainties that affected our financial results during the nine months ended June 30, 2004. Please also see “Forward Looking Statements” for a discussion of uncertainties facing our business.

Trends and Uncertainties Affecting Our Revenue

As general economic conditions improved during fiscal 2003 and continued through the first three quarters of fiscal 2004, our revenue stabilized. Our revenue for each of the quarters in fiscal 2003 and the first, second and third quarters of fiscal 2004 was $946 million, $950 million, $929 million, $971 million, $971 million, $1,006 million and $1,016 million, respectively. Our revenue for the nine months ended June 30, 2004, includes revenue generated by the businesses we acquired from Expanets from the date of acquisition (November 25, 2003) through June 30, 2004.

The following are the key factors currently affecting our revenue:

•       Improving economic conditions—An important factor affecting our ability to generate revenue is the effect of general economic conditions on our customers’ willingness to spend on information technology and particularly, enterprise communication technology. As economic conditions have gradually improved over the last year, we have seen indications that enterprises are more willing to spend on enterprise communications technology than in the past several years. In particular, we believe a continued increase in employment levels is an important indicator in assessing whether enterprises will increase spending on enterprise communications technology. Notwithstanding these improving economic conditions, it is not certain whether enterprises will significantly increase spending on communication technology in the near term.

•       Technology transition—There are several factors that indicate that enterprises may be poised to transition their traditional communications systems to next-generation communications technology. First, IP telephony lines constitute a very small percentage of global installed enterprise telephony lines. In addition, the average age of these enterprise telephony systems is approximately ten years. Although these systems continue to operate reliably after ten years, enterprises typically will consider a new investment in enterprise communications technology at this point in the telephony system’s lifecycle. Accordingly, we believe that these enterprises may consider new investments in enterprise communications and if they decide to make such investments, may consider IP telephony.

In addition, we have noted that sales of our IP telephony gateways, which enable enterprises to connect remote locations to their headquarters, continue to be the fastest growing part of our IP telephony portfolio. We believe these factors indicate that enterprises are deploying larger IP telephony systems and that early adopters of IP telephony are now deploying this technology on a wider scale within their businesses. Because our IP telephony gateways support traffic between traditional voice communications systems and IP telephony systems, we offer our customers the flexibility to deploy a new IP telephony infrastructure or use our IP telephony gateways to “IP-enable” their traditional voice communications systems, thereby preserving their existing communications technology investments.

Finally, we believe that enterprises are recognizing that IP telephony can help optimize resources by facilitating activities of an enterprise’s personnel regardless of their physical location. Using our IP telephony systems and our contact center applications, an enterprise’s employees can serve customers globally from any location, thereby helping to maximize efficiency and productivity in the deployment of the enterprise’s assets. Other factors enterprises may consider as they decide whether to deploy IP telephony may include whether IP telephony will provide the level of security and reliability provided by traditional telephony systems.

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

Acquisition and Divestiture Transactions

Our operating results for the three and nine months ended June 30, 2004 include the effects of the following transactions:

•       The acquisition in November 2003 of substantially all of the assets and certain liabilities of Expanets, Inc.,

•       The divestiture in the first and second quarters of fiscal 2004 of the Expanets businesses that previously distributed other vendors’ products, and

•       The divestiture in the second and third quarters of fiscal 2004 of our Connectivity Solutions business.

See Note 3, “Acquisition and Divestitures” in the accompanying consolidated financial statements for additional information regarding these transactions.

Continued Focus on Cost Structure

As our revenue declined during fiscal 2001 and 2002, we took several actions, including business restructuring actions, designed to reduce our cost structure. Although we did not take any business restructuring actions during fiscal 2003 or the first nine months of fiscal 2004, we continued our focus on controlling our costs, particularly in relation to our revenue. As a result of the stabilization of our revenue discussed above and our continued focus on controlling costs during fiscal 2003, we returned to profitability in the third quarter of fiscal 2003 and have been profitable in each of the four subsequent quarters.

As discussed in more detail below, our gross margin increased from 43.1% for the nine months ended June 30, 2003 to 47.0% for the nine months ended June 30, 2004. The increase is attributable to efficiencies realized from our contract manufacturing initiative as well as cost management actions implemented throughout fiscal 2003 and favorable product and channel mix.

As a percentage of revenue, selling, general and administrative expenses decreased from 34.2% for the nine months ended June 30, 2003 to 31.7% for the nine months ended June 30, 2004. The decrease is attributable primarily to the impact of cost savings actions taken during fiscal 2003 and 2004, partially offset by an increase in expenses related to the acquisition of Expanets.

Increase in Cash and Cash Equivalents and Debt Reduction

As more fully discussed in “Liquidity and Capital Resources,” we have been focused on increasing our cash and cash equivalents and generating positive net cash from continuing operating activities. Cash and cash equivalents have increased from $597 million as of September 30, 2002 to $1,523 million as of June 30, 2004. During fiscal 2003, we leveraged improvements in our management of accounts receivable and inventory to generate $169 million in net cash from operating activities for continuing operations. We generated $355 million of net cash from operating activities for continuing operations during the nine months ended June 30, 2004, and expect to have positive operating cash flow for the full fiscal year.

We have also been focusing on reducing our debt, particularly in relation to our cash and cash equivalents. As of June 30, 2003, our debt exceeded our cash and cash equivalents by $150 million and as of June 30, 2004, our cash and cash equivalents exceeded our debt by $939 million, an improvement of $1,089 million.

Current and Future Profitability and its Effect on Deferred Tax Assets

As of June 30, 2004, we had $431 million in net deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences, which are available to reduce taxable income in future periods. This amount is net of an $802 million valuation allowance, which was calculated in accordance with the provisions of Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes.” We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

We continue to analyze our current and future profitability and the probability of the utilization of our deferred tax assets in future periods as a result of profitable operations. If we continue to be profitable, we may be required to reverse some or all of the deferred tax asset valuation allowance beginning as early as the fourth quarter of fiscal 2004.

Consolidated Results of Continuing Operations

As a result of the sale of our Connectivity Solutions business in the second and third quarters of fiscal 2004, our results of operations for the three and nine months ended June 30, 2003, have been restated to reflect the results of Connectivity Solutions as a discontinued operation. In addition, our results for the three and nine months ended June 30, 2004 include the results generated by the businesses we acquired from Expanets that sell Avaya products and services from the date of acquisition on November 25, 2003. The portions of the Expanets’ business that distributed non-Avaya offerings, which we divested in the first and second quarters of fiscal 2004, have been included in discontinued operations.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

The following table sets forth certain line items from our Consolidated Statements of Operations as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,				Change
	2004		2003		$	%
	(dollars in millions)
U.S. Revenue	$769	75.7%	$724	77.9%	$45	6.2%
Non-U.S. Revenue	247	24.3	205	22.1	42	20.5
Total revenue	1,016	100.0	929	100.0	87	9.4
Costs	528	52.0	525	56.5	3	0.6
Gross margin	488	48.0	404	43.5	84	20.8
Operating expenses:
Selling, general and administrative	307	30.2	315	33.9	(8)	(2.5)
Research and development	89	8.8	85	9.1	4	4.7
Total operating expenses	396	39.0	400	43.0	(4)	(1.0)
Operating income	92	9.0	4	0.5	88	2,200.0
Other income (expense), net	(11)	(1.1)	18	1.9	(29)	(161.1)
Interest expense	(14)	(1.3)	(21)	(2.3)	7	33.0
Income from continuing operations before income taxes	67	6.6	1	0.1	66	6,600.0
Provision for income taxes	9	0.9	4	0.4	5	125.0
Income (loss) from continuing operations	$58	5.7%	$(3)	(0.3)%	$61	2,033.3%

Revenue—The increase in revenue in the third quarter of fiscal 2004, as compared with the third quarter of fiscal 2003, occurred in both the U.S. and non-U.S. regions, and in all three segments. In the U.S., the increases were primarily due to growth in IP telephony-related revenue, increased implementation and professional service revenue and Expanets’ revenue. In the non-U.S. regions, the increases primarily occurred in the Europe / Middle East / Africa region, especially in our Enterprise Communications Group, or ECG, segment.

Costs and Gross Margin—Our cost of products consists primarily of materials and components. Our cost of services consists primarily of labor, parts and services overhead. Total costs decreased in the third quarter of fiscal 2004 as compared with the same period of fiscal 2003, and gross margin percentage increased by 4.5 percentage points. Gross margin increased across all of our operating segments. Gross margin on products increased to 54.0% in the third quarter of fiscal 2004 from 50.3% for the same period in fiscal 2003 reflecting manufacturing efficiencies gained through our outsourcing agreements, continuing cost reductions, increased volume, favorable product mix, and a lower level of discounts. Services’ gross margin increased to 42.2% in the third quarter of fiscal 2004 from 36.9% for the same quarter of fiscal 2003 due to continuing cost reductions, benefits from the Expanets acquisition, increased volume and improved utilization of the technician workforce. Our product offerings benefited the most from the increase in U.S. sales, which typically have higher margins than sales outside the U.S.

See “Segment Results” for a discussion of segment revenue and operating income (loss).

Selling, General and Administrative—Our selling, general and administrative expenses, or SG&A, consist primarily of salaries, commissions, benefits and other items. The decrease in SG&A was primarily due to lower IT and networking expenses, including telecommunication and computer related service costs, which reflect a favorable renegotiated agreement for the outsourcing of certain IT functions and lower costs associated with our marketing function. Additionally, the third quarter of fiscal 2003 included a $7 million charge for business restructuring activities, while there was no similar charge in the current quarter. Partially offsetting these decreases were increases in expense for incentive compensation programs and employee benefit costs, as well as higher sales expenses, primarily attributable to the acquisition of Expanets in the first quarter of fiscal 2004.

Other Income (Expense), Net—The change in other income (expense), net was primarily attributable to a $21 million loss associated with the repurchase of $132 million aggregate principal amount of our 11 1/8% Senior Secured Notes, or senior secured notes, in the third quarter of fiscal 2004. Additionally, the third quarter of fiscal 2003 included a $14 million gain on the sale of assets.

Interest Expense—The $7 million decrease in interest expense is primarily a result of our redemption of $224 million aggregate principal amount of our senior secured notes, in March 2004, and the repurchase of $132 million aggregate principal amount of senior secured notes, in a series of open market transactions, during the third quarter of fiscal 2004. Interest expense for the third quarter of fiscal 2004 includes $10 million of interest on our senior secured notes due April 2009. In addition, we recorded interest expense of $4 million for the amortization of debt discount, premium and deferred financing costs related primarily to our Liquid Yield Option™ Notes, or LYONs, which were issued in October 2001.

Interest expense for the same period in fiscal 2003 primarily included $15 million of interest expense on $440 million aggregate principal amount of our senior secured notes for the entire period, and an add-on public offering of $200 million aggregate principal amount of senior secured notes, which occurred in the third quarter of fiscal 2003, and $6 million of amortization of debt discount, premium and deferred financing costs related primarily to our LYONs.

Provision for Income Taxes—The provision of $9 million recorded in the third quarter of fiscal 2004 relates to state and foreign income taxes. The provision of $4 million recorded in the third quarter of fiscal 2003 included a $4 million provision for state and foreign income taxes and a $2 million provision for other adjustments, partially offset by a $2 million benefit related to a favorable audit settlement.

Nine Months Ended June 30, 2004 Compared to Nine Months Ended June 30, 2003

The following table sets forth certain line items from our Consolidated Statements of Operations as a percentage of revenue for the periods indicated:

	Nine Months Ended June 30,				Change
	2004		2003		$	%
	(dollars in millions)
U.S. Revenue	$2,267	75.7%	$2,157	76.4%	$110	5.1%
Non-U.S. Revenue	726	24.3	668	23.6	58	8.7
Total revenue	2,993	100.0	2,825	100.0	168	5.9
Costs	1,586	53.0	1,607	56.9	(21)	(1.3)
Gross margin	1,407	47.0	1,218	43.1	189	15.5
Operating expenses:
Selling, general and administrative	948	31.7	966	34.2	(18)	(1.9)
Research and development	255	8.5	259	9.2	(4)	(1.5)
Total operating expenses	1,203	40.2	1,225	43.4	(22)	(1.8)
Operating income (loss)	204	6.8	(7)	(0.3)	211	3,014.3
Other expense, net	(24)	(0.8)	(36)	(1.3)	12	33.3
Interest expense	(54)	(1.8)	(57)	(2.0)	3	5.3
Income (loss) from continuing operations before income taxes	126	4.2	(100)	(3.6)	226	226.0
Provision (benefit) for income taxes	(65)	(2.2)	83	2.9	(148)	(178.3)
Income (loss) from continuing operations	$191	6.4%	$(183)	(6.5)%	$374	204.4%

Revenue—Our revenue for the nine months ended June 30, 2004, increased across all of our operating segments as compared with the same period in fiscal 2003. From a geographic perspective, a majority of this increase occurred in the U.S., however, non-U.S. revenue also increased compared to the same period of the prior year. Revenue increases were primarily attributable to stronger sales volumes related to IP telephony systems, software, and applications, as well as higher maintenance contract revenue associated with the acquisition of Expanets. These increases were partially offset by declines in traditional telephony systems and per occurrence maintenance.

Costs and Gross Margin—Our cost of products consists primarily of materials and components. Our cost of services consists primarily of labor, parts and service overhead. For the nine months ended June 30, 2004, total costs decreased while gross margin percentage increased to 47.0% as compared with 43.1% for the same period in fiscal 2003. Gross margin increased for both our product and service offerings. Gross margin on products increased to 53.4% for the nine months ended June 30, 2004 from 49.9% for the same period in fiscal 2003 reflecting manufacturing efficiencies gained through our contract manufacturers, continuing cost reductions, and favorable product mix as sales of applications and software rose as a percentage of total revenue. Services’ gross margin increased to 40.7% for the nine months ended June 30, 2004 from 36.6% due to continuing cost reductions and improved utilization of the technician workforce. Our product offerings benefited the most from the increase in U.S. sales, which typically have higher margins than sales made outside of the U.S.

See “Segment Results” for a discussion of segment revenue and operating income (loss).

Selling, General and Administrative—Our selling, general and administrative expenses consist primarily of salaries, commissions, benefits and other items. The decrease was primarily due to lower compensation expense resulting from fewer employees, and lower IT and networking expenses, including telecommunication and computer related service costs, which reflect a favorable renegotiated agreement for the outsourcing of certain IT functions. These decreases were partially offset by higher sales expenses, primarily attributable to the acquisition of Expanets in the first quarter of fiscal 2004, and by increases in expense for incentive compensation programs and employee benefit costs.

Other Income (Expense), Net—For the nine months ended June 30, 2004, other income (expense), net was primarily attributable to a $42 million loss associated with the redemption of $224 million aggregate principal amount of our senior secured notes in the second quarter of fiscal 2004 and the repurchase of $132 million aggregate principal amount of our senior secured notes in the third quarter of fiscal 2004. For the nine months ended June 30, 2003, other income (expense), net was primarily attributable to a net loss of $34 million on the extinguishment of a portion of our LYONs and a $25 million charge associated with our share of the Lucent securities litigation settlement. These losses in fiscal 2003 were partially offset by a gain of $14 million on the sale of assets.

Interest Expense—The $3 million decrease in interest expense is primarily a result of our redemption of $224 million aggregate principal amount of our senior secured notes, in March 2004, and the repurchase of $132 million aggregate principal amount of senior secured notes, in a series of open market transactions, during the third quarter of fiscal 2004. Interest expense for the nine months of fiscal 2004 includes $45 million of interest on our senior secured notes. In addition, we recorded interest expense of $12 million for the amortization of debt discount, premium and deferred financing costs related primarily to our LYONs, which were issued in October 2001.

Interest expense for the same period in fiscal 2003 primarily included $40 million of interest expense on $440 million aggregate principal amount of our senior secured notes for the entire period, and an add-on public offering of $200 million aggregate principal amount of senior secured notes, which occurred in the third quarter of fiscal 2003, and $17 million of amortization of both debt discount and deferred financing costs related primarily to our LYONs.

Provision (Benefit) for Income Taxes—For the nine months ended June 30, 2004, the $65 million income tax benefit included an $89 million income tax benefit related to the favorable settlement of certain tax matters for periods prior to the distribution in accordance with the Tax Sharing Agreement between us and Lucent, partially offset by a $20 million provision related to state and foreign income taxes and a $4 million provision for other adjustments. For the nine months ended June 30, 2003, the $83 million provision included an $83 million provision to increase the deferred tax asset valuation allowance, a $13 million provision for state and foreign income taxes, a $1 million provision for other adjustments, a $4 million benefit related to a favorable audit settlement and a $10 million benefit related to the extinguishment in January 2003 of a portion of our LYONs. The $83 million provision for the increase in the deferred tax asset valuation allowance reflects the difference between the actual and expected gain associated with the exchange offer of LYONs, which was completed in the second quarter of fiscal 2003.

Results from Discontinued Operations

As a result of the divestitures discussed above, we have classified our Connectivity Solutions business and the portions of the Expanets business that previously distributed non-Avaya products as discontinued operations. The following table presents the operating results of the businesses included in income from discontinued operations, as well as the gain recognized on the sale of Connectivity Solutions in the second and third quarters of fiscal 2004. The results of operations for Connectivity Solutions for the nine months ended June 30, 2004 include a charge of $48 million comprised of a $24 million pension and postretirement curtailment loss and a $24 million settlement loss recognized upon the transfer of pension and postretirement benefit assets and liabilities to CommScope.

The amounts presented for Expanets for the nine months ended June 30, 2004, represent the results generated by the portion of the Expanets business that previously distributed non-Avaya products from the date of acquisition on November 25, 2003, through June 30, 2004. We divested this entire portion of the Expanets business as of June 30, 2004.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	(dollars in millions)
Revenue from discontinued operations:
Connectivity Solutions	$1	$143	$168	$395
Expanets	—	—	8	—
Total revenue from discontinued operations	$1	$143	$176	$395
Income before income taxes from discontinued operations:
Connectivity Solutions:
Results of operations	$—	$12	$(72)	$33
Gain on sale	3	—	84	—
Total income before income taxes for Connectivity Solutions	3	12	12	33
Expanets	—	—	(6)	—
Total income before income taxes from discontinued operations	$3	$12	$6	$33

Segment Results

Operating Segments

As described previously, we have accounted for the results of operations of Connectivity Solutions as a discontinued operation. This business was previously disclosed as a separate operating segment. Accordingly, the segment data presented below has been adjusted to exclude the results of Connectivity Solutions and to reallocate Connectivity’s portion of corporate-related expenses to the remaining operating segments.

Our three operating segments are the Enterprise Communications Group, or ECG, Small and Medium Business Solutions, or SMBS, and Services. During the first quarter of fiscal 2004, we moved our professional service organization from ECG to the Services segment to expand the organization’s focus on these services and expansion into a multi-vendor environment. We also allocated a portion of the results attributed to our third-party financing arrangement from ECG to SMBS based on the relative contribution of the arrangement to the sale of each segment’s products. Accordingly, we have restated the prior period amounts to reflect these changes. We describe our three operating segments as follows:

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

•       Services—Our Services segment offers a comprehensive portfolio of global services that enable customers to plan, design, build and manage their communications networks. Services’ operating results also include our professional services organization that provides services required to customize communication application solutions for individual customer needs.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

The following tables set forth revenue and operating income (loss) by segment for the third quarter of fiscal 2004 and 2003:

	Three Months Ended June 30,				Change
	2004		2003		$	%
	(dollars in millions)
Revenue:
Enterprise Communications Group	$439	43.2%	$396	42.6%	$43	10.9%
Small and Medium Business Solutions	67	6.6	59	6.4	8	13.6
Services	510	50.2	474	51.0	36	7.6
Total revenue	$1,016	100.0%	$929	100.0%	$87	9.4%

	Three Months Ended June 30,
	2004	2003	$ Change
	(dollars in millions)
Operating Income (Loss):
Enterprise Communications Group	$11	$(24)	$35
Small and Medium Business Solutions	6	—	6
Services	68	42	26
Total segment operating income	85	18	67
Corporate:
Business restructuring charges, net	—	(7)	7
Other unallocated amounts	7	(7)	14
Total operating income	$92	$4	$88

ECG

ECG’s revenue increased by $43 million in the third quarter of fiscal 2004 as compared with the third quarter of fiscal 2003 due primarily to stronger sales growth rates internationally. Revenue from IP telephony systems, software, and applications continued to grow, more than offsetting the declines in our traditional telephony systems business. This change in product mix reflects the transition our customers are making to IP-based telecommunication systems. In the third quarter of fiscal 2004, ECG’s sales through the direct channel increased to 49.4% of ECG’s total revenue from 49.1% in the third quarter of fiscal 2003.

ECG had operating income of $11 million in the third quarter of fiscal 2004, as compared to an operating loss of $24 million in the third quarter of fiscal 2003. This improvement was primarily attributable to an increase in gross margin resulting from efficiencies gained in our manufacturing processes related to our outsourcing agreements, continued improvements in product cost reductions, a more favorable product mix with respect to software and applications, and lower discount levels. R&D expenses decreased due primarily to savings associated with our business restructuring initiatives related to headcount and a continued focus on core initiatives. SG&A expenses increased as a result of absorbing the increased sales headcount associated with the Expanets acquisition.

SMBS

SMBS’ revenue increased by $8 million in the third quarter of fiscal 2004 as compared with the same quarter of fiscal 2003 due primarily to growth in sales of IP Office, our IP telephony offering for the small and medium-sized business market, in the Europe/Middle East/Africa and Asia Pacific regions. Revenue for the third quarter of fiscal 2004 includes revenue from Expanets, which was acquired on November 25, 2003. SMBS’ sales are mainly generated through the indirect channel.

SMBS generated operating income of $6 million in the third quarter of fiscal 2004 compared to breakeven in the same quarter of fiscal 2003. This improvement was due primarily to an increase in gross margin resulting from manufacturing efficiencies gained through outsourcing of manufacturing and favorable product mix. SG&A expenses increased due to incremental sales expenses associated with the integration of the Expanets’ business, as well as enhancements made to the sales presence outside of the U.S.

Services

Services’ revenue increased by $36 million in the third quarter of fiscal 2004 as compared with the third quarter of fiscal 2003. The contract-related business growth primarily resulted from the Expanets acquisition as well as the ongoing initiatives to improve take rates, renewal rates and retention rates for maintenance contracts with some contracts having been renegotiated to change the term, scope and associated pricing on renewal or extension. Revenue from the transactional based businesses not associated with a long-term maintenance contract remained flat. A decline in per occurrence (time and materials based) maintenance revenue was essentially offset by increases in revenues from implementation and professional services, primarily driven by increased direct sales of ECG products in the U.S. versus the same period in the prior year.

Services generated operating income of $68 million in the third quarter of fiscal 2004, which is an increase of $26 million as compared with the same quarter of fiscal 2003 due primarily to an improvement in gross margin. This increase reflects continued cost reduction initiatives in the first half of fiscal 2004, improved utilization of our technician workforce as a result of the integration of Expanets and an adjustment to a long-term contract loss reserve due to favorable projected performance, partially offset by a write-down of inventory. The acquisition of Expanets contributed to a stronger presence in the U.S. direct channel. Sales through our direct channel consequently increased, representing 89.1% in the third quarter of fiscal 2004 as compared with 84.5% in the same period of fiscal 2003, which favorably impacted gross margin. SG&A expenses increased primarily due to additional selling expense associated with the integration of Expanets. R&D expenses decreased slightly in comparison to the same period in the prior year.

Nine Months Ended June 30, 2004 Compared to Nine Months Ended June 30, 2003

The following tables set forth revenue and operating income (loss) by segment for the nine months ended June 30, 2004 and 2003:

	Nine Months Ended June 30,				Change
	2004		2003		$	%
	(dollars in millions)
Revenue:
Enterprise Communications Group	$1,283	42.9%	$1,211	42.9%	$72	5.9%
Small and Medium Business Solutions	196	6.5	174	6.2	22	12.6
Services	1,510	50.5	1,440	50.9	70	4.9
Other unallocated revenue	4	0.1	—	—	4	N/A
Total revenue	$2,993	100.0%	$2,825	100.0%	$168	5.9%

	Nine Months Ended June 30,
	2004	2003	$ Change
	(dollars in millions)
Operating Income (Loss):
Enterprise Communications Group	$(1)	$(108)	$107
Small and Medium Business Solutions	17	(3)	20
Services	184	123	61
Total segment operating income	200	12	188
Corporate:
Business restructuring reversals, net	1	3	(2)
Other unallocated amounts	3	(22)	25
Total operating income (loss)	$204	$(7)	$211

ECG

ECG’s revenue increased by $72 million for the nine months ended June 30, 2004 as compared with the same period of fiscal 2003 due primarily to stronger sales volume in the U.S. and internationally, of which international revenue grew at a faster rate than domestic revenue, but represented a smaller percentage of overall sales. Revenue from IP telephony systems, software, and applications continued to show growth, more than offsetting the expected declines in the traditional telephony systems business. This change in product mix reflects the transition our customers are making to IP-based telecommunication systems. Revenue for the nine months ended June 30, 2004 includes revenue from Expanets. In the first nine months of fiscal 2004, ECG’s sales through the direct channel decreased slightly to 48.7% of ECG’s revenue from 49.0% in the first nine months of fiscal 2003.

ECG’s operating loss for the nine months ended June 30, 2004 was $1 million as compared with a loss of $108 million for the nine-month period ended June 30, 2003. This $107 million improvement was primarily attributable to an increase in gross margin resulting from efficiencies gained in our manufacturing processes related to our outsourcing agreements, continued improvements in product cost reductions, and a more favorable product mix with respect to software and applications. SG&A and R&D expenses have been reduced due primarily to savings associated with our business restructuring initiatives related to headcount and a continued focus on core initiatives.

SMBS

SMBS’ revenue for the nine months ended June 30, 2004, increased by $22 million in comparison to the same period in fiscal 2003 due primarily to growth in sales of IP Office, our IP telephony offering for the small and medium-sized business market, in the Europe/Middle East/Africa and Asia Pacific regions. Revenue for the first nine months of fiscal 2004 includes revenue from Expanets. SMBS’ sales are mainly generated through the indirect channel.

SMBS generated operating income of $17 million for the nine months ended June 30, 2004, compared to an operating loss of $3 million in the same period of fiscal 2003. This improvement was due primarily to an increase in gross margin resulting from manufacturing efficiencies gained through outsourcing of manufacturing and favorable product mix. SG&A expense increased due to incremental sales expenses associated with the integration of the Expanets business, as well as enhancements made to the sales presence outside of the U.S.

Services

Services’ revenue increased $70 million for the nine months ended June 30, 2004, as compared with the same period of fiscal 2003. The contract-related business growth primarily resulted from the Expanets acquisition, as well as the ongoing initiatives to improve take rates, renewal rates and retention rates for maintenance contracts with some contracts having been renegotiated to change the term, scope and associated pricing on renewal or extension. Revenue from the transactional based businesses not associated with a long-term maintenance contract experienced a decline in the three quarters of fiscal 2004 compared to same period in the previous year. Additionally, per occurrence (time and materials based) maintenance revenue declined as customers continued cost reduction initiatives that included decreasing the amount of equipment adds, moves and changes. The implementation business also experienced slightly lower revenue compared to the same period in the previous year primarily due to lower volume implementation of data products.

Services’ operating income increased by $61 million in the three quarters of fiscal 2004 as compared with the with the same period of fiscal 2003 due primarily to an improvement in gross margin. This increase reflects continued cost reduction initiatives in the first half of fiscal 2004, improved utilization of our technician workforce as a result of the integration of Expanets and an adjustment to a long-term contract loss reserve due to favorable projected performance, partially offset by a write-down of inventory. The acquisition of Expanets contributed to a stronger presence in the U.S. direct channel. Sales through our direct channel consequently increased, representing 88.1% in the first nine months of fiscal 2004 as compared with 84.4% in the same period of fiscal 2003, favorably impacting gross margin. SG&A expenses increased primarily due to additional selling expense associated with the integration of Expanets. R&D expenses decreased slightly in comparison to the same period in the prior year.

Liquidity and Capital Resources

Historical Sources and Uses of Cash From Continuing Operations

Background

During fiscal 2003, our primary liquidity goals were to continue to generate net cash from operating activities and increase our cash and cash equivalents. Our cash and cash equivalents increased each quarter in fiscal 2003, improving from $597 million at September 30, 2002 to $1,192 million at September 30, 2003. The $595 million increase in our cash and cash equivalents resulted primarily from an increase in net cash provided by operating and financing activities from continuing operations of $169 million and $421 million, respectively. Our $169 million of net cash from continuing operating activities for fiscal 2003 was attributable primarily to continued improvement in the management of accounts receivable and inventory, reduced cash needs to fund our operations as a result of significant restructuring actions taken in prior years, and reduced cash needs to fund business restructuring obligations than in prior years.

As part of our liquidity strategy, during fiscal 2003 we supplemented our efforts to generate net cash flow from operating activities with two external financing transactions. A portion of the proceeds of each transaction was used to address a specific cash need and the remaining proceeds contributed to the increase in our cash and cash equivalents as of September 30, 2003. Our $421 million of net cash provided by financing activities from continuing operations for fiscal 2003 was attributable primarily to the net proceeds of $212 million from the add-on offering of senior secured notes in May 2003 and $349 million of net proceeds from a public offering of common stock in September 2003. We used $156 million of the net proceeds from the senior secured note offering to repurchase a portion of our LYONs and $105 million of the net proceeds of the common stock offering to fund a voluntary contribution to our pension plan.

During fiscal 2004, we have continued to focus on generating net cash flow from continuing operations. In addition, we are seeking to reduce the amount of our debt, particularly in relation to the amount of cash and cash equivalents.

Sources and Uses of Cash for the Nine Months Ended June 30, 2004

Cash increased from $1,192 million as of September 30, 2003 to $1,523 million as of June 30, 2004.

Operating Activities

Our net cash provided by operating activities from continuing operations was $355 million for the nine months ended June 30, 2004, compared with $124 million for the nine months ended June 30, 2003. Below is a list of the more significant items that contributed to our net cash provided by operating activities from continuing operations for the nine months ended June 30, 2004:

•       Continued improvement in the management of accounts receivable—We have continued to see the benefits of the process improvements that we implemented in fiscal 2003 that have simplified our billing process and strengthened our collections of accounts receivable. Our days sales outstanding in accounts receivable were 58, 55 and 55 days for the first, second and third quarters, respectively, of fiscal 2004.

•       Decrease in restricted cash—We held less cash in restricted accounts as of June 30, 2004 primarily as a result of the release of $14 million of collateral associated with a real estate location. The remainder of the decrease was associated with our improving financial condition, which allowed us to uncollateralize certain arrangements.

•       Federal income tax settlement—We received cash from Lucent of $37 million in the second quarter of fiscal 2004 resulting from the favorable resolution of federal income tax audit matters for the years 1990 through 1998 and certain state tax matters, which were prior to our separation from Lucent.

Partially offset by the following significant items:

•       Higher bonuses paid—The current period includes payments of $67 million to employees in December 2003 for compensation related primarily to the incentive compensation program, compared with $2 million in December 2002.

•       Change in debt level—We made interest payments of $70 million on our senior secured notes during the nine months ended June 30, 2004, as compared with $49 million of interest during the same period in fiscal 2003. The $21 million increase was as a result of the $200 million add-on senior secured notes offering sold in May 2003, and accelerated payments related to the repurchases of our senior secured notes during the third quarter of fiscal 2004.

Investing Activities

Net cash provided by investing activities from continuing operations was $63 million for the nine months ended June 30, 2004, compared with net cash used for investing activities from continuing operations of $38 million for the nine months ended June 30, 2003. The current period’s activities primarily include net cash proceeds of $256 million from the sale of our Connectivity Solutions business. This increase in cash was partially offset by $88 million used for capital expenditures and $121 million used for acquisitions, of which $114 million was used to acquire substantially all of the assets and certain liabilities of Expanets. The $114 million is net of $3 million of cash acquired.

Financing Activities

Net cash used for financing activities from continuing operations was $70 million for the nine months ended June 30, 2004, compared with net cash provided by financing activities from continuing operations of $110 million for the nine months ended June 30, 2003. Net cash used for financing activities from continuing operations consisted primarily of $249 million to redeem 35% of our senior secured notes during the second quarter of fiscal 2004, and $155 million to repurchase another portion of our senior secured notes in a series of open market transactions. These uses of cash were partially offset by $249 million in net proceeds received in connection with the sale of 14,039,481 shares of our common stock in February 2004 and $85 million of cash received in connection with the issuance of common stock under our employee stock purchase plan and stock option plans. We used the net proceeds from the February 2004 sale of our common stock to fund the redemption of a portion of our senior secured notes, as described above.

Cash Flows of Discontinued Operations

Net cash used in discontinued operations of $21 million for the nine months ended June 30, 2004, was attributed to operating activities and consisted of $15 million related to Connectivity Solutions and $6 million attributed to the portion of the Expanets business divested subsequent to the acquisition. Net cash provided by discontinued operations of $41 million in the nine months ended June 30, 2003, was attributed to the operating activities of Connectivity Solutions.

Future Cash Requirements and Sources of Cash

Future Cash Requirements

Our primary future cash requirements will be to fund working capital, capital expenditures, debt service, employee benefit obligations, strategic acquisitions, and our business restructuring liabilities.

Specifically, our primary cash requirements for the remainder of fiscal 2004 are as follows:

•       Capital expenditures—We expect to make cash payments of approximately $31 million during the remainder of fiscal 2004 for capital expenditures. We expect that more than half of our capital expenditures for fiscal 2004 will be related to information technology investments.

•       Acquisitions—We have made cash payments of approximately $24 million associated with the Tata acquisition during the fourth quarter of fiscal 2004.

•       Settlement Costs—We expect to pay plaintiff’s counsel fees of approximately $22 million in connection with the settlement of the Year 2000 actions.

Our primary cash requirements for fiscal 2005 include:

•       As more fully described under “Uncertainties Related to Our Liquidity and Capital Resources—LYONs Put,” we may have a significant cash requirement during the first quarter of fiscal 2005 if a significant portion of our currently outstanding LYONs are put to us and we elect to satisfy such put obligation in cash.

•       If our performance meets the objectives required under our management incentive plan for fiscal 2004, we may have significant cash requirements in the first quarter of fiscal 2005 in connection with the payment of management incentives for fiscal 2004.

•       We may from time to time seek to retire additional amounts of our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on the prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

•       We expect to make a cash payment of approximately $103 million associated with the acquisition of Spectel Plc, which is expected to close no later than the first quarter of fiscal 2005.

•       We expect to make cash payments of approximately $14 million during fiscal 2005 for costs related to our business restructuring initiatives. Estimated costs could differ from actual amounts.

•       Based on our current amount of outstanding senior secured notes, we expect to make interest payments of approximately $32 million.

•       We expect to make cash payments for capital expenditures in key areas.

Future Sources of Cash

Internal Sources of Cash

We expect our primary source of cash during the fourth quarter of fiscal 2004, in addition to our $1,523 million of cash and cash equivalents as of June 30, 2004, to be positive net cash provided by operating activities. We expect that stabilization or growth in our revenues and continued focus on accounts receivable and inventory management and cost containment will enable us to generate positive net cash from operating activities for the fourth quarter of fiscal 2004.

We believe that our existing cash and cash equivalents and our net cash provided by operating activities during the fourth quarter of fiscal 2004 will be sufficient to meet our future cash requirements described above, including any cash requirements related to the LYONs put in October 2004, our management incentive plan in December 2004 and for the acquisition of Spectel.

Our existing cash and cash equivalents and net cash provided by operating activities may be insufficient if we face unanticipated cash needs such as the funding of a future acquisition or other capital investment. Further, if we acquire a business in the future that has existing debt, our debt service requirements may increase, thereby increasing our cash needs.

Ability to Access External Financing

If we do not generate sufficient cash from operations or do not otherwise have sufficient cash and cash equivalents, we may need to incur additional debt or issue equity. In order to meet our cash needs we may, from time to time, borrow under our credit facility or issue other long- or short-term debt or equity, if the market and the terms of our existing debt instruments permit.

Amended Credit Facility.   As of June 30, 2004 and September 30, 2003, there were no amounts outstanding under our credit facility, and we have not borrowed under our credit facility since the second quarter of fiscal 2002. We believe our credit facility provides us with an important source of backup liquidity. Our credit facility expires in September 2005. In January 2004, we and the lenders under our five-

year revolving credit agreement amended the credit facility to provide us with additional flexibility to make acquisitions and repurchase our debt securities.

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

For the four quarter period ending June 30, 2004, we were required to maintain a minimum adjusted EBITDA of $270 million and a ratio of adjusted EBITDA to interest expense of 3.10 to 1. We were in compliance with all required covenants as of June 30, 2004, and expect to be in compliance with all such covenants as of September 30, 2004.

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

As a result of the January 2004 amendments to the credit facility, we are permitted to use up to $455 million in cash to redeem or repurchase LYONs, other than pursuant to the October 31, 2004 put, so long as we hold unrestricted domestic cash and marketable securities of at least $400 million immediately before and after such redemption or repurchase. As of June 30, 2004, we had used approximately $156 million in cash to repurchase LYONs and, as a result of the amendments to the credit facility, we have the ability under the amended credit facility to use an additional $299 million in cash to repurchase LYONs, other than pursuant to the October 31, 2004 put.

In connection with the October 31, 2004 LYONs put obligation described, the amended credit facility requires us to maintain, as of each day in the period commencing September 30, 2004 until the later of (a) the date that the put obligation under the LYONs is satisfied and (b) the date upon which we deliver to the lenders under the amended credit facility a certificate certifying our compliance with the covenants included in the amended credit facility for the fiscal quarter ended September 30, 2004, liquidity of not less than $300 million on a pro forma basis as if the put obligation under the LYONs had been satisfied as of such day. For purposes of this calculation, liquidity is defined as the sum of the unused commitments under our amended credit facility plus unrestricted domestic cash and marketable securities. To the extent we can satisfy this liquidity test, we may use cash to satisfy any put obligation with respect to the LYONs.

The credit facility was also amended to permit us to use up to $500 million in cash to prepay or repurchase long-term debt other than the LYONs so long as we hold unrestricted domestic cash and marketable securities of at least $400 million immediately before and after such prepayment or repurchase. We used $249 million of this amount to redeem a portion of our senior secured notes in March 2004. Additionally, we used $155 million of this amount to repurchase another portion of our senior secured notes in the third quarter of fiscal 2004. We may use an additional $96 million in cash to repurchase long-term debt other than the LYONs under the amended credit facility.

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

The amended credit facility provides that we may use up to $500 million in cash to make acquisitions provided that we comply with certain financial covenants. In August 2004, we used $24 million in cash to complete the acquisition of a majority interest in Tata Telecom and, accordingly, may use an additional $476 million in cash to make acquisitions. Furthermore, in August 2004, we announced an agreement to purchase Spectel Plc for approximately $103 million, which is expected to close no later than the first quarter of fiscal 2005. After such acquisition is completed, we have the ability to use up to an additional $373 million in cash to make acquisitions.

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

We are currently in compliance with all of the covenants in the amended credit facility.

Senior Secured Notes.   We currently have outstanding $284 million aggregate principal amount of senior secured notes. The terms of the indenture governing the senior secured notes limits our ability to incur additional debt. Under the indenture, we may incur debt so long as the ratio of EBITDA to interest expense, as defined under the indenture and after giving effect to the issuance of the debt on a pro forma basis, exceeds 2.25. In addition, we may incur debt under certain circumstances even if we cannot meet the incurrence test described in the proceeding sentence. Notwithstanding our ability to incur debt under the indenture, we cannot incur any such debt if we are not permitted to incur it under our amended credit facility.

Uncertainties Related to Our Liquidity and Capital Resources

The following are the principal uncertainties related to our liquidity and capital resources:

Debt Ratings.   Our ability to obtain external financing and the related cost of borrowing is affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. As of May 2004, our long-term senior unsecured debt is rated B2 by Moody’s, with a positive outlook. Our long-term senior unsecured debt is currently rated B by Standard & Poor’s, unchanged since May 2003, with a positive outlook. This outlook was recently revised from stable. These changes reflect our increased financial flexibility, our liquidity profile and improved operating performance and cash flow.

Any increase in our level of indebtedness or deterioration of our operating results may cause a reduction in our current debt ratings. A reduction in our current long-term debt rating by Moody’s or Standard & Poor’s could affect our ability to access the long-term debt markets, significantly increase our cost of external financing, and result in additional restrictions on the way we operate and finance our business.

A debt rating by the major credit rating agencies is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the rating agencies. Each rating should be evaluated independently of any other rating.

LYONs Put.   Holders of our LYONs may require us to purchase all or a portion of their LYONs on October 31, 2004 at a price per LYON of $542.95, the accreted value of a LYON as of such date. The aggregate accreted value of LYONs currently outstanding as of October 31, 2004 will be approximately $298 million. We cannot predict whether all or any portion of these LYONs will be put to us on the put date. In the event any LYONs are put to us on the put date, we have the option to settle the put obligation in cash or shares of our common stock. In addition, we may redeem for cash all or any portion of the LYONs at any time on or after October 31, 2004.

The currently outstanding LYONs are convertible into an aggregate of 20,557,415 shares, all of which are reflected in the diluted share calculations for the three and nine month periods ended June 30, 2004, as more fully described in Note 12, “Earnings (Loss) Per Share of Common Stock,” to the accompanying consolidated financial statements. Based on the applicable conversion rate of 37.4437 shares of our common stock per LYON, if the trading price of our common stock exceeds $14.50 per share on or about the date that we may exercise the call option, we expect that many holders of LYONs will convert their LYONs into common stock.

Fair Value of Financial Instruments

The following table summarizes the number of outstanding LYONs and senior secured notes, their aggregate accreted value, and their related fair market values as of June 30, 2004 and September 30, 2003:

	June 30, 2004			September 30, 2003
	Number of Notes Outstanding	Accreted Value	Fair Value	Number of Notes Outstanding	Accreted Value	Fair Value
	(dollars in millions)
LYONs	549,022	$295	$348	549,022	$287	$305
Senior secured notes	284,395	$289	$334	640,000	$650	$742

The accreted value of the debt instruments listed above reflects the aggregate principal amount outstanding adjusted for the unamortized discount and premium related to each debt security.

The fair market value of the debt instruments listed above are based upon quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements taking into consideration the underlying terms of the debt.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term maturity and variable rates of interest.

As of June 30, 2004 and September 30, 2003, the estimated fair values of our foreign currency forward contracts and options were an obligation of $4 million and an asset of $13 million, respectively. The estimated fair values of these forward contracts and options were based on market quotes obtained through independent pricing sources.

As of June 30, 2004, the fair value of our interest rate swap agreements was an obligation of approximately $4 million based upon a mark-to-market valuation performed by an independent financial institution.

Financial Instruments

Interest Rate Swap Agreements

During the nine months ended June 30, 2004, we entered into five interest rate swap agreements each having a notional amount of $50 million and a maturity date of April 2009. These interest rate swap agreements were executed in order to: (i) convert a portion of the senior secured notes fixed-rate debt into floating-rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed- and floating-rate debt; and (iii) reduce interest payments and expense in the near term. Under these agreements, we receive a fixed interest rate of 11 1/8% and pay a floating interest rate based on the six-month LIBOR (in arrears) plus an agreed-upon spread of 6.55%, 6.8575%, 6.94%, 6.8% and 6.98%, respectively. The interest rate swaps effectively convert $250 million of our senior secured notes from fixed rate debt into floating rate debt.

During the third quarter of 2004, we terminated the $50 million interest rate swap agreement that paid a floating interest rate based on the six-month LIBOR (in arrears) plus an agreed-upon spread of 6.94%. The termination resulted in a reduction to other liabilities for the removal of the fair market value of the applicable portion of the interest rate swap and a cash payment of $1 million representing the loss on termination, which is being recognized as an increase to interest expense over the remaining term to maturity of the senior secured notes. The unamortized balance of the loss is included as a reduction in long-term debt on the Consolidated Balance Sheet. We terminated this interest rate swap agreement in order to maintain our desired capital structure as we repurchased certain amounts of our senior secured notes.

In July and August 2004, we terminated our remaining interest rate swap agreements, each of which had a notional amount of $50 million and paid a floating interest rate based on the six-month LIBOR (in arrears) plus an agreed-upon spread of 6.55%, 6.8575%, 6.8% and 6.98%, respectively. The termination resulted in a reduction to other liabilities for the removal of the fair market value of the interest rate swaps and a net cash payment of $200 thousand representing the loss on termination, which will be recognized as an increase to interest expense over the remaining term to maturity of the senior secured notes. The unamortized balance of the loss will be included as a reduction to long-term debt. We terminated these interest rate swap agreements as we anticipate further repurchases of our senior secured notes.

Forward Looking Statements

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Our disclosure and analysis in this quarterly report contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

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

Risks Related To Our Revenue and Business Strategy

Although our revenue has increased from 2003 to 2004, we did experience significant revenue declines during 2001, 2002 and 2003, and if business capital spending, particularly for enterprise communications products, applications and services, does not improve or deteriorates, our revenue may not grow or may decline, and our operating results may be adversely affected.

Our revenue for the fiscal years ended September 30, 2001, 2002 and 2003 was $5,473 million, $4,387 million and $3,796 million, respectively. The decline in revenue over this period is attributable to, among other things, declines in the market for our traditional business, enterprise voice communications systems, and the effect of general economic conditions on our customers’ willingness to spend on enterprise communications technology during the last several years. The decline in revenue has contributed to our net losses for the fiscal years ended September 30, 2001, 2002 and 2003 of $352 million, $666 million and $88 million, respectively, and our accumulated deficit in the amount of $1,270 million as of September 30, 2003.

Our revenue for each of the quarters in fiscal 2003 and the first three quarters of fiscal 2004 was $946 million, $950 million, $929 million, $971 million, $971 million, $1,006 million and $1,016 million, respectively. Our revenue for the nine months ended June 30, 2004 includes revenue generated by the businesses we acquired from Expanets from the date of acquisition on November 25, 2003 until June 30, 2004.

Our operating results are significantly affected by the impact of economic conditions on the willingness of enterprises to make capital investments, particularly in enterprise communications technology and related services. Although general economic conditions have improved recently and our revenue for the third quarter increased $10 million, or approximately 1%, compared to the second quarter of fiscal 2004, we believe that enterprises continue to be concerned about their ability to increase revenues and thereby increase their profitability. Accordingly, they have tried to maintain or improve profitability through cost reduction and reduced capital spending. Because it is not certain whether enterprises will increase spending on enterprise communications technology significantly in the near term, there may be continued pressure on our ability to increase our revenue.

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

We have been experiencing declines in revenue from our traditional business, enterprise voice communications systems. We expect, based on various industry reports, the market segments for these traditional systems to continue to decline. We are executing a strategy to capitalize on the higher growth opportunities in our market, including IP telephony systems that converge voice, data and other traffic across a single network. Many of these products and applications, including IP telephony systems, have not yet been widely adopted by enterprises.

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

•       retrain our Services employees to service the new products and applications, and take other measures to ensure we can deliver consistent levels of service globally to our multinational customers;

•       enhance our Services organization’s ability to identify whether Avaya or non-Avaya sources are causing network faults as converged networks move from closed, proprietary networks to standards-based networks;

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

Historically, our product businesses have competed against other providers of enterprise voice communications systems such as Nortel Networks Corporation, Siemens Aktiengesellschaft, Alcatel S.A. and NEC Corporation. As we focus on the development and marketing of advanced communications systems, such as IP telephony systems that converge voice, data and other traffic across a single unified network, we face intense competition from these providers of voice communications systems as well as from data networking companies such as Cisco Systems, Inc. and 3Com Corp. In addition, because the market for our products is subject to rapid technological change, as the market evolves we may face competition in the future from companies that do not currently compete in the enterprise communications market, including companies that currently compete in other sectors of the technology, communications and software industries or communications companies that serve residential rather than enterprise customers. Competition from these potential market entrants may take many forms, including offering products and applications similar to those we offer as part of a larger, bundled offering.

Several of these existing competitors have, and many of our future competitors may have, greater financial, personnel and other resources than we and as a result, these competitors may be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements. Competitors with greater financial resources also may be able to offer lower prices, additional products or services or other incentives that we cannot match or do not offer. We cannot predict with precision which competitors may enter our markets in the future or what form such competition may take. In order to effectively compete with any new market entrant, we may need to make additional investments in our business or use more capital resources than our business currently requires.

Risks Related to Our Liquidity and Capital Resources.

If we do not continue to generate net cash flow from operations or unanticipated cash needs arise, we may not have adequate or cost-effective liquidity or capital resources.

Our cash needs include servicing our debt, including any put obligation related to our LYONs that may arise in October 2004, funding working capital, capital expenditures, business restructuring liabilities, employee benefit obligations, and for general corporate purposes. We believe that our $1,523 million in existing cash and cash equivalents as of June 30, 2004 and our net cash provided by operating activities during the remainder of fiscal 2004 will be sufficient to meet these cash needs.

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

Our ability to obtain external financing and, in particular, debt financing, is also affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. Our corporate credit is rated B+ and our long-term senior unsecured debt is rated B by Standard & Poor’s, each with a positive outlook, and our long-term senior unsecured debt is rated B2 by Moody’s with a positive outlook. These outlooks have been recently revised from stable to reflect our improved profitability in the current quarters as well as a reduction of debt, an improvement in debt protection metrics and increased balance sheet liquidity. An increase in our level of indebtedness or deterioration of our operating results, however, may cause a reduction in our current debt ratings, which, along with other factors, could impair our ability to secure additional financing on acceptable terms.

Risks Related To Our Operations

Our acquisition activity has increased recently and if we are unable to effectively integrate these acquired businesses into ours, our operating results may be adversely affected and even if we are successful, such integration may require significant resources and management attention.

Since the end of fiscal 2003, we completed the acquisition and integration of substantially all of the assets and certain liabilities of Expanets and divested our Connectivity Solutions business and the portion of Expanets business that previously distributed other vendors’ products. In August 2004, we completed the acquisition of a majority interest in Tata Telecom Limited, a company incorporated and operating in India, and agreed to acquire all of the issued share capital of Spectel plc, a company incorporated and headquartered in Ireland.

In order to realize the intended benefits of the Tata and Spectel acquisitions, or any acquisition we make in the future, we must effectively integrate these businesses or any future acquired business into ours. The Tata and Spectel acquisitions may be made more complicated by the fact that they are the first acquisitions we have made outside the United States. Even if we are successful in integrating these businesses or any future acquired business, the integration may require significant resources and management attention, which may, during the integration period, divert our attention from our existing businesses or otherwise adversely affect our revenue and operating results.

We depend on contract manufacturers to produce all of our products and if these manufacturers are unable to fill our orders on a timely and reliable basis, we will likely be unable to deliver our products to meet customer orders or satisfy their requirements.

We have outsourced all of our manufacturing operations. Substantially all of these operations have been outsourced to Celestica Inc. Our ability to realize the intended benefits of our manufacturing outsourcing initiative depends on the willingness and ability of our contract manufacturers to produce our products. We may experience significant disruption to our operations by outsourcing too much of our manufacturing. If a contract manufacturer terminates its relationship with us or is unable to fill our orders on a timely basis, we may be unable to deliver the affected products to meet our customers’ orders, which could delay or decrease our revenue or otherwise have an adverse effect on our operations.

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

In addition, we rely on the security of our information systems, among other things, to protect our proprietary information and information of our customers. If we do not maintain adequate security procedures over our information systems, we may be susceptible to computer hacking, cyberterrorism or other unauthorized attempts by third parties to access our proprietary information or that of our customers. The failure to protect our proprietary information could seriously harm our business and future prospects or expose us to claims by our customers, employees or others that we did not adequately protect their proprietary information.

Risks Related to Contingent Liabilities

We may incur liabilities as a result of our obligation to indemnify, and to share certain liabilities with, Lucent Technologies Inc. in connection with our spin-off from Lucent in September 2000.

Pursuant to the Contribution and Distribution Agreement, Lucent contributed to us substantially all of the assets, liabilities and operations associated with its enterprise networking businesses and distributed all of the outstanding shares of our common stock to its stockholders. The Contribution and Distribution Agreement, among other things, provides that, in general, we will indemnify Lucent for all liabilities including certain pre-distribution tax obligations of Lucent relating to our businesses and all contingent liabilities primarily relating to our businesses or otherwise assigned to us. In addition, the Contribution and Distribution Agreement provides that certain contingent liabilities not directly identifiable with one of the parties will be shared in the proportion of 90% by Lucent and 10% by us. The Contribution and Distribution Agreement also provides that contingent liabilities in excess of $50 million that are primarily related to Lucent’s businesses shall be borne 90% by Lucent and 10% by us and contingent liabilities in excess of $50 million that are primarily related to our businesses shall be borne equally by the parties.

Please see Note 14—Commitments and Contingencies—“Legal Proceedings” included in this Quarterly Report on Form 10-Q for a description of certain matters involving Lucent for which we have assumed responsibility under the Contribution and Distribution Agreement and a description of other matters for which we are or may be obligated to indemnify or share the cost with Lucent.

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

We cannot assure you that others will not claim that our proprietary or licensed products, systems and software are infringing their intellectual property rights or that we do not in fact infringe those intellectual property rights. We may be unaware of intellectual property rights of others that may cover some of our technology. If someone claimed that our proprietary or licensed systems and software infringed their intellectual property rights, any resulting litigation could be costly and time consuming and would divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement also might require us to enter into costly royalty or license agreements. However, we may be unable to obtain royalty or license agreements on terms acceptable to us or at all. We also may be subject to significant damages or an injunction against us or our proprietary or licensed systems. A successful claim of patent or other intellectual property infringement against us could materially adversely affect our operating results. We may also be subject to additional notice and other requirements to the extent we incorporate open source software into our applications.

In addition, third parties have in the past, and may in the future, claim that a customer’s use of our products, systems or software infringes the third party’s intellectual property rights. Under certain circumstances, we may be required to indemnify our customers for some of the costs and damages related to such an infringement claim. Any indemnification requirement could have a material adverse effect on our business and our operating results.

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

Second, aside from the tax sharing agreement, under U.S. federal income tax laws, we and Lucent are jointly and severally liable for Lucent’s U.S. federal income taxes resulting from the distribution being taxable. This means that even if we do not have to indemnify Lucent under the tax sharing agreement, we may still be liable for all or part of these taxes if Lucent fails to pay them. These liabilities of Lucent could arise from actions taken by Lucent over which we have no control, including an issuance or acquisition of stock (or acquisition of assets) of Lucent.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

See Avaya’s Annual Report filed on February 12, 2004 on a Current Report on Form 8-K for the fiscal year ended September 30, 2003 (Item 7A). At June 30, 2004, there has been no material change in this information other than entering into five interest rate swap agreements disclosed in Note 8—“Debt and Derivative Financial Instruments” to the consolidated financial statements.

Item 4.   Controls and Procedures.

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of June 30, 2004, the principal executive officer and principal financial officer of Avaya Inc. have concluded that Avaya Inc.’s disclosure controls and procedures (as defined in Rules 13a-14c and 15d-14c under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by Avaya Inc. in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There were no changes in Avaya Inc.’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

PART II

Item 1.   Legal Proceedings.

See Note 14—“Commitments and Contingencies” to the consolidated financial statements.

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

We make available free of charge, through our investor relations’ website, investors.Avaya.com, our Form 10-K, Form 10-Q and Form 8-K reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Item 6.   Exhibits and Reports on Form 8-K.

(a)                        Exhibits:

31.1                Certification of Donald K. Peterson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                Certification of Garry K. McGuire Sr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                Certification of Donald K. Peterson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                Certification of Garry K. McGuire Sr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                       Reports on Form 8-K:

The following Current Reports on Form 8-K were filed by the Company during the fiscal quarter ended June 30, 2004:

1.                 April 27, 2004—Item 7. Financial Statements and Exhibits and Item 12. Results of Operations and Financial Condition—The Company furnished a press release reporting financial results for the fiscal quarter ended March 31, 2004 and held a public webcast in connection with the issuance of the press release.

2.                 May 14, 2004—Item 5. Other Events and Regulation FD Disclosure and Item 7. Financial Statements and Exhibits—The Company announced the settlement of a nationwide Y2K-related class action in connection with the issuance of the press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avaya Inc.
	By:	/s/ Amarnath K. Pai
Amarnath K. Pai
Vice-President Finance Operations and Corporate Controller (Principal Accounting Officer)
August 12, 2004