Form 10-K
period 2004-09-30
AVAYA INC
filed 2004-12-13
CIK 1116521

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒  No  ☐

At March 31, 2004, the aggregate market value of the voting common equity held by non-affiliates was approximately $6.25 billion.

At November 30, 2004, 457,797,829 common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2004 Annual Report to Shareholders	Parts I, II and IV
Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders	Part III

i

TABLE OF CONTENTS

Item	Description
PART I
1.	Business
2.	Properties
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security-Holders

PART II
5.	Market for Registrant’s Common Equity and Related Stockholder Matters
6.	Selected Financial Data
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures About Market Risk
8.	Financial Statements and Supplementary Data
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
9A.	Controls and Procedures

PART III
10.	Directors and Executive Officers of the Registrant
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management
13.	Certain Relationships and Related Transactions
14.	Principal Accounting Fees and Services

PART IV
15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

ii

PART I

Item 1. Business.

Overview

Products, Applications and Services

We are a leading provider of communications systems, applications and services that help enterprises transform their businesses by redefining the way they work and interact with their customers, employees, business partners, suppliers and others. Our goal is to help our customers optimize their enterprises in order to serve their customers better, enabling them to reduce costs and grow revenue while preserving the security and reliability of their networks.  A key component of our strategy is to leverage our substantial experience and expertise in traditional voice communications systems to capitalize on the transition of these traditional voice systems to IP telephony systems.  We believe our comprehensive suite of IP telephony systems, communications applications and appliances, as supported by our global services organization, transforms the enterprise communications system into a strategic asset of our customers by enabling them to communicate to “anyone, at any place, at any time and in any way” they choose.

Our product offerings include:

•                  Internet Protocol, or IP, telephony systems;

•                  appliances, such as telephone sets;

•                  multi-media contact center infrastructure and applications in support of customer relationship management;

•                  unified communications applications, which include voice and multi-media messaging; and

•                  traditional voice communication systems.

We support our broad customer base with comprehensive global service offerings that enable our customers to plan, design, implement, maintain and manage their communications networks. We believe our global service organization is an important consideration for customers purchasing our products and applications and is a source of significant revenue for us, primarily from maintenance contracts. The skilled professionals of our services organization, together with our networks of business partners and our ability to diagnose customer network faults remotely, can provide 24 hour a day, seven day a week service to our customers around the world.  Our end-to-end portfolio of service offerings provides a single point of accountability and includes:

•                  managed services;

•                  business consulting, professional services, design and network integration;

•                  product implementation; and

•                  maintenance services.

Customers and Competitive Advantages

Our broad customer base is comprised of enterprises of in a wide variety of sizes, industries and geographic regions.  Our customers range in size from small enterprises employing ten employees to large government agencies and multinational companies with over 100,000 employees.  Our customers include enterprises operating in a broad range of industries around the world, including financial, manufacturing, media and communications, professional services, health care, education and governmental.

We are focused on the migration of our customers’ traditional voice communications to a converged network that provides for the integration of voice, data, video and other application traffic on a single network.  We offer customers the flexibility to implement a new IP telephony system or “IP-enable” their existing voice communication system, thereby preserving their existing communication technology investments and allowing them to implement IP telephony at their own pace.  The appliances that operate on converged networks, including IP phones, computer workstations, wireless phones and other devices are replacing traditional telephones.  The flexibility of converged networks offers increased functionality and provides our enterprise customers with the ability to reach the right person at the enterprise, at the right time, in the right place and in the right way, thereby optimizing business interactions and enhancing our customers’ ability to grow revenue and reduce costs.  Our products, applications and services are driving the integration of communications and business processes, making communications an important component of our customers’ business strategies.

We enjoy several strengths that we believe provide us with a competitive advantage in the enterprise communications market:

•                                          clear focus on the enterprise;

•                                          extensive voice experience and expertise;

•                                          ability to “IP-enable” existing voice communication systems;

•                                          a large installed customer base;

•                                          a comprehensive suite of industry-leading communications applications;

•                                          a global services organization that offers end-to-end customer solutions; and

•                                          strategic alliances with world-class business partners.

Fiscal 2004 Financial and Operating Goals

At the beginning of fiscal 2004, we set financial and operating goals of revenue growth, a return to profitability for the full fiscal year and enhanced liquidity.  We delivered financial and operating results for fiscal 2004 that achieved these goals:

•                                          Revenue growth - Revenue for the fiscal years ended September 30, 2004 and 2003 was $4,069 million and $3,796 million, respectively.  Our 7% revenue growth in the current fiscal year was across all of our operating segments and in each geographic region in which we operate.  Revenue growth in fiscal 2004 was due primarily to the growing adoption of our IP telephony systems (sales of which more than offset the expected decline in sales of our traditional voice systems) and the impact of our acquisition of Expanets in November 2003.

•                                          Return to profitability – We earned net income from continuing operations for fiscal 2004 of $291 million, compared to a net loss from continuing operations in fiscal 2003 of $128 million.  We have earned positive net income for each of the last six consecutive quarters.  Each of our operating segments was profitable for the year.  Our operating income for fiscal 2004 was $323 million, or 7.9% of revenue compared to $63 million, or 1.7% of revenue in fiscal 2003.

•                                          Enhanced liquidity – We increased our cash position to $1,617 million as of September 30, 2004 from $1,192 million as of September 30, 2003 and improved our net cash to $1,024 million as of September 30, 2004 from $239 million as of September 30, 2003.  Net cash provided by operating activities increased from $169 million for fiscal 2003 to $479 million for fiscal 2004.

We were incorporated under the laws of the State of Delaware under the name “Lucent EN Corp.” on February 16, 2000, as a wholly owned subsidiary of Lucent Technologies Inc. As of June 27, 2000, our name was changed to “Avaya Inc.” On September 30, 2000, Lucent contributed its enterprise networking business to us and distributed all of the outstanding shares of our capital stock to its shareowners. We refer to these transactions in this Annual Report on Form 10-K as the “distribution.” Prior to the distribution, we had no material assets or activities as a separate corporate entity. Following the distribution, we became an independent public company, and Lucent has no continuing stock ownership interest in us.

Acquisitions and Divestitures

We have completed the following acquisition and divestiture transactions since September 30, 2003:

•                  Acquisition of Expanets and Sale of a Portion of Expanets’ Business—On November 25, 2003 we acquired substantially all of the assets and assumed certain liabilities of Expanets, previously one of our largest dealers.  Upon the closing of the acquisition, we determined to sell the portion of the business that previously distributed other vendors’ products and completed this divestiture through a series of transactions in December 2003 and January 2004.

•                  Sale of Connectivity Solutions—In January 2004, we sold substantially all of our Connectivity Solutions structured cabling segment to CommScope, Inc., except for the sale of certain remaining international operations that was substantially completed during the remainder of fiscal 2004.

•                  Acquisition of a Majority Interest in Tata Telecom Ltd.—As a result of a private stock purchase and a tender offer in India that was completed on August 4, 2004, we increased our ownership of the issued share capital Tata Telecom Ltd. (now called Avaya GlobalConnect, or AGC), a leading voice communications solutions provider in India, from 25.1% to 59.1%.

•                  Acquisition of Spectel plc—On October 4, 2004, we completed the acquisition of all of the issued share capital of Spectel plc, or Spectel, a company incorporated in Ireland and a leading provider of audio conferencing solutions.

•                  Acquisition of Tenovis—On November 18, 2004, we completed the acquisition of all of the issued share capital of Tenovis Germany GmbH, or Tenovis, a major European provider of enterprise communications systems and services.

For more information concerning each of these acquisitions and divestitures, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Segments—Acquisitions and Divestitures” and Note 5, Business Combinations and Other Transactions, to our Consolidated Financial Statements, which are included in our 2004 Annual Report to Shareholders.

Reorganization of Capital Structure

As part of our de-leveraging strategy, we have completed several transactions since September 30, 2003.  These include:

•                  A redemption in March 2004 of $224 million aggregate principal amount of our outstanding 11 1/8% senior secured notes financed with the proceeds of an equity offering of approximately 14 million shares of our common stock;

•                  Repurchases of $132 million aggregate principal amount of our senior secured notes in a series of open market transactions in the third quarter of fiscal 2004;

•                  A cash tender offer to purchase any and all of our outstanding senior secured notes in November 2004, pursuant to which we purchased with available cash a total of $271 million of our outstanding senior secured notes and obtained consents to amendments to the indenture that eliminated substantially all of the restrictive covenants and the requirement under the indenture to provide security for the senior secured notes; and

•                  Amendments in January 2004 and October 2004 to our Amended and Restated Five-Year Revolving Credit Facility, in each case to provide us with, among other things, additional flexibility to repurchase our debt securities and make acquisitions.

In addition, we announced on November 18, 2004 that we will redeem for cash all of our outstanding Liquid Yield Option™ Notes on December 20, 2004 for an aggregate redemption price (assuming the entire outstanding amount were settled in cash) of $299 million.

For more information concerning each of these transactions, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 8, Long-Term Debt, to our Consolidated Financial Statements, which are included in our 2004 Annual Report to Shareholders.

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

Our broad portfolio of products includes:

•                       products we have developed internally,

•                       products we have obtained through acquisitions and products manufactured by third parties that we resell,

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

For the fiscal year ended September 30, 2004, revenue from our Enterprise Communications Group, Small and Medium Business Solutions and Services segments was 43.7%, 6.5% and 49.7%, respectively, of our total revenue. The performance of our two largest segments, Enterprise Communications Group and Services, typically has the greatest impact on our consolidated operating results. Because many of our customers who purchase products and applications from our Enterprise Communications Group segment purchase contracts to service those products and applications from our Services segment, the performance of our Services segment is related to the performance of our Enterprise Communications Group segment. Our Small and Medium Business Solutions segment represents a small portion of our total revenue and in January 2004 we sold our Connectivity Solutions segment (which was previously disclosed as a separate operating segment) so that we could strengthen our focus on our other offerings.  In October 2004, we announced our intention to realign our operating segments to better reflect the way we intend to manage our business now that our acquisition of Tenovis is complete.  Beginning in the first quarter of fiscal 2005, we will manage our business based on two operating segments: Products and Applications (which reflects a combination of our Enterprise Communications Group segment and Small and Medium Business Solutions segment) and Services.  Please see Note 15, Operating Segments, to our Consolidated Financial Statements which are included in our 2004 Annual Report to Shareholders, for financial information regarding our operating segments.

Historically, sales of our traditional enterprise voice communication systems represented a significant portion of our revenue. Revenue generated by these systems has been declining, however, and as described more fully under “Enterprise Communications Group,” we are focused on the migration of our customers’ networks from traditional voice communications systems to IP telephony systems.  During fiscal 2004, revenue from the sale of our IP telephony systems increased and mitigated the decline in sales of our traditional voice systems.  If we are successful in implementing our strategy, sales of IP telephony systems will continue to be a larger component of our total revenue in the future, as adoption of IP telephony by enterprises becomes more widespread. Historically, our Enterprise Communications Group segment marketed IP telephony and traditional voice systems to large enterprises and our Small and Medium Business Solutions segment marketed these products to small and medium sized enterprises. Sales of maintenance contracts to service enterprise voice communications systems are a significant component of revenue generated by our Services segment.

For the fiscal years ended September 30, 2004, 2003 and 2002, the percentage of total revenue contributed by each class of similar products, applications or services is as follows:

	Percentage of Consolidated Revenue
	2004	2003	2002
Enterprise Communications Group:
Converged systems	22%	23%	26%
Applications	13%	12%	11%
Appliances	8%	6%	6%
Other	1%	2%	1%
Total Enterprise Communications Group	44%	43%	44%

Small and Medium Business Solutions:	6%	6%	6%

Avaya Global Services:
Maintenance - Contract	34%	33%	32%
Managed Services	6%	7%	7%
Implementation	5%	5%	5%
Other	5%	6%	6%
Total Avaya Global Services	50%	51%	50%

Total	100%	100%	100%

Enterprise Communications Group Segment

Our Enterprise Communications Group segment is focused on the sale of communications systems, products and applications to our enterprise customers. Our primary offerings for this segment include IP telephony systems and traditional voice communications systems, multi-media contact center infrastructure and applications in support of customer relationship management, unified communications applications and appliances, such as IP telephone sets. A critical component of our strategy is our focus on the migration of our customers’ traditional voice communications systems to a converged network that provides for the integration, based on Internet Protocol technology, of voice, data, video and other application traffic on a single unified network containing both wired and wireless elements. Internet protocol is a type of protocol, or set of standardized procedures, for the formatting and timing of transmission of communications traffic between two pieces of equipment.

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

•                       increased worker productivity resulting from enhanced wired and wireless network access to all communication channels, such as voice, e-mail and fax, from an array of devices, including computer, telephone, cell phone, fax machine and personal digital assistant; and

•                       enhanced business performance through the integration of IP telephony with other communications applications, such as voice messaging, e-mail, unified communications and contact centers, and third-party business applications, such as those that facilitate supply chain management and work flow processes.

Converged Systems.  We are a worldwide leader in enterprise telephony, IP telephony and traditional voice telephony, which we define as the market for traditional voice telephony and IP telephony in the aggregate. Sales of telephony products and systems by our Enterprise Communications Group and Small and Medium Business Solutions segments are combined for purposes of these market leadership calculations.

Our suite of IP telephony offerings includes:

•                       Avaya Communication Manager, our voice application software that manages call processing, facilitates secure customer interactions across a variety of media and supports a range of Avaya and third-party applications;

•                       our media servers, which put voice applications such as call processing on the customer’s local area network;

•                       our media gateways, which support traffic routing between traditional voice and IP telephony systems, providing enterprises with the flexibility to implement a new IP telephony system or to “IP-enable” their existing voice communications system, thereby helping to preserve existing communications technology investments;

•                       Avaya Integrated Management, a Web-based comprehensive set of tools that manages complex voice and data network infrastructures;

•                       our Avaya Extension to Cellular solution, which transparently bridges any cell phone to any Avaya communications server;

•                       SIP (Session Initiation Protocol) communication enabling real time features such as Presence Status (which indicates in a standardized shareable manner the communications state of a participant, for example “Phone Status = Off-Hook”) and Instant Messaging within the secured enterprise network; and

•                       Application Enablement platform allowing enterprises and call centers to efficiently combine various applications to the Telephony and Call Center infrastructure.

In 2003, we entered into a strategic alliance agreement with Extreme Networks Inc. to jointly develop and market converged communications solutions. Under this agreement, we resell Extreme’s data networking products on a stand-alone basis and as part of our suite of IP telephony offerings. In September 2004, Extreme’s products for customer LAN core applications became our primary offering.  Avaya continues to offer data networking capabilities integrated into its converged communications solutions.  The products resulting from joint development between the companies will be offered to the market in the first calendar quarter of 2005.  Avaya Global Services is providing a full complement of planning, design, implementation and management services worldwide. Extreme will also continue to sell its data networking products through its multinational distribution channels.

In December 2003, Avaya and Polycom, Inc. announced that the companies will collaborate to jointly develop and market new IP-telephony-enabled video solutions that will facilitate desktop and group video communication. The result is intended to help businesses communicate more efficiently, reduce costs, simplify network management and make real-time video a significant component of enterprise communications. Avaya plans to sell and service these products globally.

In October 2004, we acquired Spectel plc, the world leader in audio conferencing solutions.  This acquisition will enable us to continue to expand our capabilities in conferencing, which we believe is a core business communications technology.  Spectel’s software-based solutions are designed using industry standards, which makes them well-suited to integrate with systems from a variety of vendors. The conferencing solutions offer enterprise self-service or managed on-premise and telecommunications service provider solutions, including applications for advanced services, such as integration with other productivity software suites, sophisticated operator support functions and wireless capabilities.

We also offer traditional voice communications systems, although the market for these systems is declining and we are focused on the migration of customers’ traditional voice communications systems to IP telephony systems.

Communications Applications.  Our Communications Applications organization is focused on applications that facilitate and enhance interaction in an enterprise with customers, partners, suppliers and employees. This organization is currently focused on infrastructure and applications for multi-media contact centers and unified communications.

Contact Centers.  Our contact center product offerings are software and hardware systems and software applications for customer contact centers (including call centers), which are the foundation of many customer relationship management, or CRM, offerings. We use the term call centers to refer to applications that primarily manage an enterprise’s interactions with customers via the telephone, and the term contact centers to refer to applications that allow customers to interact with an enterprise using multiple mediums of communication, including electronic mail, access from a Web site, Web chat and collaboration, voice self-service, telephone calls and facsimiles. We are the leading provider of call center systems in North America, Western Europe, Asia Pacific and Central and Latin America. Our strategy is to leverage this leadership position to market a broader suite of CRM applications.

Our Avaya Contact Center Solutions offer a suite of intelligent call routing alternatives that can accommodate single call centers or multiple call centers through “virtual” routing over a converged network. Calls can be routed to customer care agents or self-service applications based on a variety of criteria, or business rules, including call volume, workload, agent language or other expertise or across time zones or countries and in each case, routing is transparent to the customer. Our contact center offerings include Avaya Interaction Center, which manages interactions across a variety of communication channels, including Web, e-mail and advanced telephony systems.

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

We offer a wide variety of voice messaging and unified messaging applications designed to serve the telephone call answering, facsimile, voice and unified messaging communications needs of enterprises. Unified messaging facilitates access to messages through the most convenient device, including Internet browsers, LAN-based personal computers and wireline or wireless telephones, using text-to-speech technology for telephonic e-mail retrieval. These products are marketed under a number of brands, including our primary brands, Octel® Messaging and INTUITY® AUDIX® Messaging. In addition, our Avaya Unified Messenger® system for Microsoft® Exchange is a unified messaging system software solution that stores voice and facsimile messages directly in a user’s Microsoft Exchange electronic mailbox and enables user access to this mailbox by telephone or fax machine or a Microsoft Exchange interface on the user’s personal computer. The Avaya Unified Messenger Solution—IBM Lotus Domino Version application enhances the functionality of a user’s Lotus Domino e-mail messaging by providing the user with one mailbox for voice, e-mail and fax messages.

Our unified communication offering, Avaya Unified Communication Center, provides a user with ability to

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

Communications Appliances.  In 2003, we formed a new division within our Enterprise Communications Group segment referred to as Communications Appliances. Communications Appliances consists mainly of hardware such as telephone sets and software that resides on alternative endpoints, such as our IP Softphone, which provides the functionality of a digital telephone on a personal computer or handheld device. To date, our appliances have typically been sold as components of a larger sale of a converged system.

Small and Medium Business Solutions Segment

Avaya’s Small and Medium Business Solutions (SMBS) segment is focused on the sale of communications products and applications for small and medium-sized businesses. Our primary offerings include IP telephony and traditional voice systems, as well as a host of applications, including messaging, contact center, mobility, and conferencing, among others. Our products and applications provide enhanced communications capabilities to customers with fewer than 250 employees and in a wide range of industries and market segments. SMBS is also targeting well-defined vertical markets and segments (for example, legal, accounting, retail, real estate, healthcare and minority-owned businesses), to develop, market and sell solutions that address the specific requirements of these businesses.

The products within the Avaya SMBS portfolio include:

Avaya IP Office

Avaya IP Office is an “all-in-one” IP telephony solution designed to deliver converged voice and data communications solutions to small and medium-sized businesses and branch offices of larger enterprises.  IP Office offers a variety of business-enhancing features including unified messaging, voice mail, conferencing, contact center capabilities, support for remote workers and other features that are usually available only with larger, more complex systems that typically cost more. Avaya has installed 35,000 IP Office systems for small and medium businesses worldwide since its introduction in 2002.

IP Office can be customized to fit a company’s needs, and allows an organization to implement IP communications at its own pace, while protecting the customer’s current investment. The solution supports up to 360 users, and features a firewall for network security, internet access, wireless connectivity, advanced message monitoring and three ways to access phone calls — functionalities which until now could only be afforded by large corporations.

Traditional Voice Systems

We also provide traditional voice systems for the SMBS market including our Partner® Advanced Communication System, Merlin Magix® Integrated System and INDeX™ System.

Services Segment

Our Services segment is focused on supporting our broad customer base with comprehensive end to end global service offerings that enable our customers to plan, design, implement, monitor and manage their converged communications networks worldwide. Through our offers customers drive from where they are to where they want to be by optimizing communication solutions and enabling business growth.

We believe customers choose Avaya Services based on our:

•                  end to end solutions;

•                  experience and expertise;

•                  diagnostic tools and capability;

•                  resources;

•                  single point of accountability; and

•                  worldwide network of relationships.

Our broad portfolio addresses the following business needs of our customers:

Business communications strategy development and planning. We help our customers define communications strategies that support their business operations utilizing technologies that are most suited to their business.  The strategies are developed through a collaborative effort with the objective of maximizing technology investments and leveraging communications for strategic, competitive advantage.  Customer benefits include:

•                  creation of infrastructure and integration road maps;

•                  design of architectural frameworks;

•                  definition of network optimization strategies; and

•                  development of transformation and migration plans.

Applications design and integration.  Through operation, implementation and integration specialists worldwide, we help customers leverage and optimize their multi-technology, multi-vendor environments through the use of Contact centers, Unified Communication networks, and IP telephony.  Customer benefits include:

•                  optimized network and applications;

•                  enhanced communication with customers, partners, suppliers, and employees; and

•                  improved operational efficiency.

Migrating to IP.  Through our team of IP migration specialists supported by our industry-leading Avaya ExpertNetSM VoIP Assessment Tool, we are able to provide single point of accountability and full range of service offerings to help our customers develop migration plans, assess network readiness, and address issues of network optimization and security. Customer benefits include:

•                  improved operational efficiency and productivity;

•                  reduced capital expenditures and costs; and

•                  enhanced opportunity for business growth.

Securing communications networks and ensuring continuity.  Our specialists, working with government, defense, intelligence, and disaster recovery agencies and certified by the National Security Agency, use documented methodologies to help customers identify vulnerable points in their communications networks, suggest security policies and develop disaster recovery plans.  Customer benefits include:

•                  reduced risk;

•                  continuous communications; and

•                  protected customer information.

Day-to-day communications support and network management.  Avaya is the leading U.S. provider of maintenance services.  Our Services team, supported by extensive tools and technologies such as Avaya Expert

SystemsSM Diagnostic Tools, monitors and optimizes customers’ network performance ensuring availability and keeps communication networks current with the latest releases.  In the event of an outage, our customers receive the support they need to recover quickly.  Customer benefits include:

•                  speed and flexibility of execution;

•                  more reliable operations; and

•                  maximization of in-house skills.

 Supplementing IT Capabilities.  Avaya Services has complemented our customers’ IT capabilities through our Managed Services Offers.  Our expertise in managing complex multi-vendor, multi-technology networks, optimizing network performance and configurations, backing up systems, detecting and resolving faults, performing moves, adds, and changes and managing trouble tickets, and inventory has led several of our customers to supplement their in-house staff cost-effectively.  Customer benefits include:

•                  focus on core business;

•                  reduced operational risks; and

•                  controlled capital expenditures.

Customers, Sales and Distribution

Customers

Our customers include a broad set of enterprises ranging from large, multinational enterprises to small and mid-sized enterprises to governments and educational institutions. We have thousands of customers, and no single customer represented more than 10% of our revenue for fiscal 2004, 2003 or 2002.

Sales and Distribution

Our distribution strategy is to serve our customers through our direct sales forces and our indirect sales channel, which consists of our global network of distributors, dealers, value-added resellers, telecommunications service providers and system integrators. Our channels to market are holistic in that each channel is equipped to sell both products and services.

Research and Development

We invested $348 million, or approximately 8.6% of our total revenue, in fiscal 2004 and $336 million, or approximately 8.9% of our total revenue, in fiscal 2003, in research and development. Each of our operating segments has a dedicated product development organization. In addition, the research and development efforts of our operating segments are supported by Avaya Labs Research, a world-class applied research organization focused on technologies that will result in innovative products and services. The primary focus of Avaya Labs Research is the development of technologies in support of our Enterprise Communications Group and, to a lesser extent, our Services Group.

We plan on using our substantial investment in research and development to develop new systems and software related to converged communication systems, communications applications, multi-media contact center innovations, messaging applications, personalized information portals, speech enabled applications, business infrastructure and architectures, converged mobility systems, hosted offerings, data networks and services for Avaya’s customers. These new systems and software will augment our current product offerings so that, together with our strategic alliances and services, we can offer our customers comprehensive advanced communications solutions. We are also developing self-service interfaces and tools for use by our customers and indirect channel partners. Avaya Labs will continue to seek opportunities to work with technology leaders from other companies and educational and research institutions to develop uniform technological standards as the building blocks for future communications and related enterprise systems.

Manufacturing and Supplies

We have outsourced all of our product manufacturing operations. Most of these operations have been outsourced to Celestica Inc. and are currently manufactured in North America and France and will be expanded in 2005 to Malaysia. Our outsourcing agreement with Celestica expires in May 2006. The agreement will automatically renew for successive one-year terms unless either party elects to terminate the agreement by giving notice to the other party six months prior to the expiration.  The remaining portions of our manufacturing operations are outsourced to a number of other contract manufacturers located in the United Kingdom and China.  All manufacturing of the Company’s products is performed in accordance with detailed specifications and product design furnished by the Company and is subject to quality control standards.

The success of our manufacturing initiative depends on the willingness and ability of contract manufacturers to produce our products. We may experience significant disruption to our operations by outsourcing so much of our manufacturing. If our contract manufacturers terminate their relationships with us or are unable to fill our orders on a timely basis, we may be unable to deliver our products to meet our customers’ orders, which could delay or decrease our revenue.

We believe we have adequate sources for the supply of the components of our products and for the finished products that we purchase from third parties.

Competition

The market for communications systems, applications and services is quickly evolving, highly competitive and subject to rapid technological change. Because we offer a wide range of systems, applications and services for several types of enterprises, we have a broad range of competitors. Many of our competitors are substantially larger than we are and have significantly greater financial, sales, marketing, distribution, technical, manufacturing and other resources. Competition for our Enterprise Communications Group offerings includes products manufactured or marketed by a number of large communications equipment suppliers, including Nortel Networks Corporation, Cisco Systems, Inc., Siemens, Alcatel S.A. and NEC Corporation, as well as by a number of other companies, some of which focus on particular segments of the market such as customer relationship management. Some of the other competitors of our Enterprise Communications Group offerings include software and call center solution providers such as Aspect Communication Corporation. Our Small and Medium Business Solutions segments has many competitors, including Cisco, Nortel, Alcatel, NEC, Matsushita Electric Corporation of America, Inter-Tel, Incorporate, 3Com Corp. and Mitel Networks Corp., although the market for these products is fragmented. Our Services segment competes primarily with NextiraOne, LLC, Norstan, Inc., Siemens and Verizon Communications Inc. as well as many consulting firms. We expect to face increasing competitive pressures from current and future competitors in the markets we serve.  In addition, as the markets for voice and data products, software applications and related services continue to converge, we expect to face additional competitive pressures in all of our market segments from companies that we have not previously viewed as competitors.  These include established hardware and software vendors in related markets and companies that specialize in large full-service outsourcing projects.  In particular, as the convergence of enterprise voice and data networks becomes more widely deployed by enterprises, the business, information technology and communication applications deployed on converged networks become more integrated, and these technologies continue to move from a proprietary environment to an open standards-based environment, we may face increased competition from current leaders in information technology infrastructure, information technology, personal and business applications and the software that connects the network infrastructure to those applications.

Technological developments and consolidation within the communications industry result in frequent changes to our group of competitors. The principal competitive factors applicable to our products include:

•                       product features, performance and reliability;

•                       customer service and technical support;

•                       relationships with distributors, value-added resellers and systems integrators;

•                       an installed base of similar or related products;

•                       relationships with buyers and decision makers;

•                       price;

•                       the financial condition of the competitor;

•                       brand recognition;

•                       the ability to integrate various products into a customer’s existing networks, including the ability of a provider’s products to interoperate with other providers’ communications product; and

•                       the ability to be among the first to introduce new products.

Patents, Trademarks and Other Intellectual Property

In connection with the distribution, Lucent assigned to us its rights to a number of patents, trademarks, copyrights, trade secrets and other intellectual property directly related to and important to our business. In addition, Lucent and its subsidiaries have also granted rights and licenses to those of their patents, trademarks, copyrights, trade secrets and other intellectual property needed for the manufacture, use and sale of our products. We entered into a cross license with Lucent in connection with these patents.  Further, Lucent has conveyed to us numerous sublicenses under patents of third parties.

As of September 30, 2004, we held approximately 2,900 total worldwide patents and pending patent applications including those assigned to us by Lucent in connection with the distribution, and those obtained through acquisitions. In addition, we hold numerous trademarks, both in the United States and in foreign countries.

Our intellectual property policy is to protect our products, technology and processes by asserting our intellectual property rights where appropriate and prudent. We will also obtain patents, copyrights, and other intellectual property rights used in connection with our business when practicable and appropriate. From time to time, assertions of infringement of certain patents or other intellectual property rights of others have been made against us. Certain pending claims are in various stages of evaluation, however, we believe no material litigation has arisen from these claims. Based on industry practice, we believe that any necessary licenses or other rights necessary can be obtained on commercially reasonable terms. However, no assurance can be given that licenses can be obtained on acceptable terms or that litigation will not occur. The failure to obtain necessary licenses or other rights, or litigation arising out of such claims, could adversely affect our business.

Employees

As of September 30, 2004, we employed approximately 14,900 full-time employees, of which approximately 10,100 are management and non-union-represented employees and approximately 4,800 are union-represented employees covered by collective bargaining agreements. Approximately 830 of our union-represented employees were variable workers in the U.S. under the arrangement described below.  In addition, approximately 600 non-union-represented employees were added to our organization at the time of our acquisition of a controlling interest in Avaya GlobalConnect in August 2004.

Effective June 1, 2003, we renewed our collective bargaining agreements with the Communications Workers of America and the International Brotherhood of Electrical Workers. The renewed agreements are for a term of three years, ending May 31, 2006. The agreements provide for a 3% per year wage increase for employees during the duration of the agreements, and a 3% increase per year to employees’ pension benefits for the duration of the agreements. The agreements also included additional cost sharing by employees and retirees for certain medical health benefit co-payments.

The renewed collective bargaining agreements continued our variable workforce arrangement that gave eligible employees who retired from Lucent as of September 30, 2000 the ability to continue working as on-call support service technicians at Avaya. This arrangement gave us the flexibility to match our workforce needs with our customers’ cyclical service demands for the design, installation and maintenance of their communications systems.  The agreement expired by its terms effective December 1, 2004 and we no longer have a variable workforce.

We believe that we generally have a good relationship with our employees and the unions that represent them.

Backlog

Our backlog for product sales generated by our direct sales channel, which represents the aggregate of the sales price of orders received from customers, but not yet recognized as revenue, was approximately $80 million and $76 million on September 30, 2004 and September 30, 2003, respectively. The majority of these orders are fulfilled within two months. However, all orders are subject to possible rescheduling by customers. Although we believe that the orders included in the backlog are firm, some orders may be cancelled by the customer without penalty, and we may elect to permit cancellation of orders without penalty where management believes it is in our best interests to do so.

Seasonality

Our business has historically had some seasonality, with the highest revenues and earnings typically realized in our fourth fiscal quarter.  We believe that the seasonality in our business is primarily due to the structure of our sales compensation plan, which is based on annual sales targets.  As our compensation plan is based on annual targets, not quarterly targets, there is additional incentive to finalize as many sales as possible before our fiscal year end.  Additionally, we experience increased orders from U.S. governmental organizations in the last quarter of the U.S. government’s fiscal year which also ends on September 30.

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

We assess the adequacy of environmental reserves on a quarterly basis. For the fiscal years ended September 30, 2004 and 2003, respectively, no amounts were charged to our Statements of Operations for environmental costs as reserves were deemed to be adequate. Expenditures for environmental matters for the fiscal years ended September 30, 2004 and 2003 were not material to our financial position, results of operations or cash flows. Payment for the environmental costs covered by the reserves may be made over a 30-year period.

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

We have agreed to indemnify, hold harmless and defend Lucent, each of its affiliates and each of their respective directors, officers and employees, from and against certain liabilities relating to, arising out of or resulting from the contribution and the distribution or any material breach by us of the Contribution and Distribution Agreement or any of the ancillary agreements. Lucent has agreed to indemnify, hold harmless and defend us, each of our affiliates and each of our respective directors, officers and employees from and against all liabilities related to Lucent’s businesses other than the contributed businesses and any material breach by Lucent of the agreement or any of the ancillary agreements. Also, each party has indemnified the other party and its affiliates, subject to limited exceptions, against any claims of patent, copyright or trademark infringement or trade secret misappropriation with respect to any product, software or other material provided by or ordered from such party.

Contingent Liabilities and Contingent Gains

The Contribution and Distribution Agreement provides for liability sharing by us and Lucent with respect to contingencies primarily relating to our respective businesses or otherwise assigned to each of us. The Contribution and Distribution Agreement requires Lucent to bear 50% of all losses in excess of $50 million incurred by us in connection with a contingent liability primarily related to our businesses. In addition, we are required to bear 10% of all losses in excess of $50 million incurred by Lucent in connection with a contingent liability primarily related to Lucent’s businesses.

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

Please see Item 3, “Legal Proceedings,” of this Annual Report on Form 10-K for a description of certain matters involving Lucent for which we have assumed responsibility under the Contribution and Distribution Agreement.

Tax Sharing Agreement

In addition, in connection with the distribution, we and Lucent entered into a Tax Sharing Agreement which governs Lucent’s and our respective rights, responsibilities and obligations after the distribution with respect to taxes for the periods ending on or before the distribution. Generally, pre-distribution taxes that are clearly attributable to the business of one party will be borne solely by that party, and other pre-distribution taxes will be shared by the parties based on a formula set forth in the Tax Sharing Agreement. In addition, the Tax Sharing Agreement addresses the allocation of liability for taxes that are incurred as a result of restructuring activities undertaken to implement the distribution. If the distribution fails to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code because of an acquisition of our stock or assets, or some other actions of ours, then we will be solely liable for any resulting corporate taxes.

Forward Looking Statements

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Our disclosure and analysis in this report and in our 2004 Annual Report to Shareholders contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

Any or all of our forward-looking statements in this report, in the 2004 Annual Report to Shareholders and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed and you are cautioned not to place undue reliance on these forward-looking statements. Actual future results may vary materially.

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

Risks Related To Our Revenue and Business Strategy

Although our revenue increased from 2003 to 2004, we experienced significant revenue declines during 2001, 2002 and 2003, and if employment levels decline or business capital spending, particularly for enterprise communications products, applications and services, does not improve or deteriorates, our revenue may not grow or may decline, and our operating results may be adversely affected.

Our revenue for the fiscal years ended September 30, 2001, 2002 and 2003 was $5,473 million, $4,387 million and $3,796 million, respectively. The decline in revenue over this period is attributable to, among other things, declines in the market for our traditional business, enterprise voice communications systems, and the effect of general economic conditions on our customers’ willingness to spend on enterprise communications technology during the last several years. The decline in revenue contributed to our net losses for the fiscal years ended September 30, 2001, 2002 and 2003 of $352 million, $666 million and $88 million, respectively, and our accumulated deficit in the amount of $974 million as of September 30, 2004.

Our operating results are significantly affected by the impact of economic conditions on the willingness of enterprises to make capital investments, particularly in enterprise communications technology and related services. Although general economic conditions have improved recently and our revenue for the fourth quarter increased $60 million, or approximately 5.9%, compared to the third quarter of fiscal 2004, we believe that enterprises continue to be concerned about their ability to increase revenues and thereby increase their profitability. Accordingly, they have tried to maintain or improve profitability through cost control and constrained capital spending.  Furthermore, we believe that employment levels are an important indicator in assessing whether enterprises will increase spending on enterprise communications technology.  Because it is not certain whether employment levels will rise or whether enterprises will otherwise increase spending on enterprise communications technology significantly in the near term, we could experience continued pressure on our ability to increase our revenue.

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

We have been experiencing declines in revenue from our traditional business, enterprise voice communications systems. We expect, based on various industry reports, the market segments for these traditional systems to continue to decline. We are executing a strategy to capitalize on products, advanced communications and appliances that provide higher growth opportunities in our market, including IP telephony systems. Many of the products and applications, including IP telephony systems, have not yet been widely adopted by enterprises.

Recently we have begun to experience increases in revenue from sales of IP telephony systems that have exceeded the decline in revenue from sales of enterprise voice communications systems.  Even if we continue to be successful in increasing our revenue from sales of IP telephony systems, if revenue from sales of enterprise voice communications systems declines faster than revenue from sales of IP telephony systems increases, our overall revenue and operating results may be adversely affected.

Our traditional enterprise voice communications systems and the advanced communications products and applications described above are a part of our Products and Applications segment. If we are unsuccessful in executing our strategy, the contribution to our results from this segment may fail to grow or may decline, reducing our overall operating results and thereby requiring a greater need for external capital resources. Our Services segment may also be adversely affected to the extent that Services revenues are related to sales of these products and applications.

A key component of our strategy is our focus on the development and marketing of advanced communications products and applications and related services, including IP telephony systems, and this strategy may not be successful or may adversely affect our business.

We are focused on the development and sales of IP telephony systems and other advanced communications products and applications and related services. In order to execute this strategy successfully, we must continue to:

•                       retrain our sales staff and distribution partners to sell new types of products, applications and services and improve our marketing of such products, applications and services;

•                       research and develop more IP telephony systems and other products and applications that use modes of communications other than voice, which has historically been our core area of expertise;

•                       increase the performance and reliability of new products and ensure that the performance and reliability of these products meets our customers’ expectations;

•                       acquire key technologies through licensing, development contracts, alliances and acquisitions;

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

•                       expand our current customer base by selling our advanced communications products, applications and services to enterprises that have not previously purchased our products and applications; and

•                       expand our geographic scope.

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

•                       current or future competitors or new technologies will cause the market to evolve in a manner different than we expect;

•                       other technologies will become more accepted or standard in our industry; or

•                       we will be able to maintain a leadership or profitable position as this opportunity develops.

We face intense competition from our current competitors and, as the enterprise communications and information technology markets evolve, may face increased competition from companies that do not currently complete directly against us.

Historically, our product businesses have competed against other providers of enterprise voice communications systems such as Nortel Networks Corporation, Siemens Aktiengesellschaft, Alcatel S.A. and NEC Corporation. As we focus on the development and marketing of advanced communications systems, such as IP telephony systems, we face intense competition from these providers of voice communications systems as well as from data networking companies such as Cisco Systems, Inc. and 3Com Corp. In addition, because the market for our products is subject to rapid technological change, as the market evolves we may face competition in the future from companies that do not currently compete in the enterprise communications market, including companies that currently compete in other sectors of the information technology, communications and software industries or communications companies that serve residential rather than enterprise customers.  In particular, as the convergence of enterprise voice and data networks becomes more widely deployed by enterprises, the business, information technology and communication applications deployed on converged networks become more integrated, and these technologies continue to move from a proprietary environment to an open standards-based environment, we may face increased competition from current leaders in information technology infrastructure, information technology, personal and business applications and the software that connects the network infrastructure to those applications.  Competition from these potential market entrants may take many forms, including offering products and applications similar to those we offer as part of a larger, bundled offering.

Several of these existing competitors have, and many of our future competitors may have, greater financial, personnel, research and other resources, more well-established brands or reputations and broader customer bases than we and as a result, these competitors may be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements. Competitors with greater resources also may be able to offer lower prices, additional products or services or other incentives that we cannot match or do not offer.  We cannot predict with precision which competitors may enter our markets in the future, what form such competition may take or whether we will be able to respond effectively to the entry of new competitors into our markets or the rapid evolution in technology and product development that has characterized our markets.  In addition, in order to effectively compete with any new market entrant, we may need to make additional investments in our business or use more capital resources than our business currently requires or reduce prices, which may adversely affect our profitability.

Risks Related To Our Operations

Our acquisition activity has increased recently and if we are unable to effectively integrate these acquired businesses into ours, our operating results may be adversely affected and even if we are successful, integration of new businesses may require significant resources and management attention, including the effort required to implement disclosure controls and procedures and to extend our internal control over financial reporting to these acquired businesses.

Since the end of fiscal 2003, we completed the acquisition and integration of substantially all of the assets and certain liabilities of Expanets and divested our Connectivity Solutions business and the portion of Expanets business that previously distributed other vendors’ products.  In October 2004, we acquired all of the issued share capital of Spectel plc, a company incorporated and headquartered in Ireland.  In November 2004, we acquired all of the issued share capital of Tenovis, a company incorporated and headquartered in Germany, with offices in Austria, Belgium, France, Germany, Italy, Spain, Switzerland and the Netherlands.

In order to realize the intended benefits of the Spectel and Tenovis acquisitions, or any acquisition we make in the future, we must effectively integrate these businesses or any future acquired business into ours.  The Spectel and Tenovis acquisitions may be made more complicated by the fact that they are the first acquisitions we have made outside the United States.  Integration of these acquired companies may result in problems related to integration of technology, management, personnel, or products.  We may not be able to successfully integrate any acquired businesses into ours. If we fail to successfully integrate these acquisitions or if they fail to perform as we anticipated, our existing businesses and our revenue and operating results could be adversely affected. If the due diligence and audit of the operations of these acquired businesses performed by us and by third parties on our behalf was inadequate or flawed, we could later discover unforeseen financial or business liabilities, or the acquired businesses may not perform as expected.  Additionally, any recent or future acquisition could result in difficulties assimilating acquired operations and products, the diversion of capital and management’s attention away other business issues and opportunities.  Acquisitions could also have a negative impact on our results of operations if it is subsequently determined that goodwill or other acquired intangible assets are impaired, thus resulting in an impairment charge in a future period.

In addition, we are continuing to implement disclosure controls and procedures and to extend our internal control over financial reporting to Avaya GlobalConnect, a company incorporated and operating in India in which we now own a majority interest, Spectel and Tenovis.  Prior to their acquisition by us, these companies had not previously prepared financial statements in accordance with accounting principles generally accepted in the United States of America.  At the same time, we are preparing for our assessment and our internal auditor’s review of our internal control over financial reporting in fiscal 2005. This overall assessment is a costly and complex task that is subject to evolving standards, and requires large amounts of internal personnel resources as well as consultants, significant management time and attention, and material amounts of training.  Implementing disclosure controls and procedures, extending internal control over financial reporting and performing the required assessment at the acquired businesses will likely require additional significant resources and management attention, make our overall assessment and integration of these acquisitions more complex and may otherwise disrupt our operations.

We depend on contract manufacturers to produce all of our products and if these manufacturers are unable to fill our orders on a timely and reliable basis, we will likely be unable to deliver our products to meet customer orders or satisfy their requirements.

We have outsourced all of our manufacturing operations. Substantially all of these operations have been outsourced to Celestica Inc. Our ability to realize the intended benefits of our manufacturing outsourcing initiative depends on the willingness and ability of our contract manufacturers to produce our products. We may experience significant disruption to our operations by outsourcing too much of our manufacturing. If a contract manufacturer terminates its relationship with us or is unable to fill our orders on a timely basis, we may be unable to deliver the affected products to meet our customers’ orders, which could delay or decrease our revenue or otherwise have an adverse effect on our operations.  Additionally, our outsourcing agreement with Celestica expires in May 2005. The agreement may be renewed by Celestica for one year after expiration of the term and thereafter will automatically renew for successive one-year terms unless either party elects to terminate the agreement by giving notice to the other party six months prior to the expiration of the renewal term.  We rely on outside sources for the supply of the components of our products and for the finished products that we purchase from third parties.  Delays or shortages associated with these components could cause significant disruption to our operations.

If we are unable to protect our proprietary rights, our business and future prospects may be harmed.

Although we attempt to protect our intellectual property through patents, trademarks, trade secrets, copyrights, confidentiality and nondisclosure agreements and other measures, intellectual property is difficult to protect and these measures may not provide adequate protection for our proprietary rights, particularly in countries that do not have well-developed judicial systems or laws protecting intellectual property rights. Patent filings by third parties, whether made before or after the date of our filings, could render our intellectual property less valuable. Competitors may misappropriate our intellectual property, disputes as to ownership of intellectual property may arise and our intellectual property may otherwise become known or independently developed by competitors. The failure to protect our intellectual property could seriously harm our business and future prospects because we believe that developing new products and technology that are unique to us is critical to our success. If we do not obtain sufficient international protection for our intellectual property, our competitiveness in international markets could be significantly impaired, which would limit our growth and future revenue.

In addition, we rely on the security of our information systems, among other things, to protect our proprietary information and information of our customers. If we do not maintain adequate security procedures over our information systems, we may be susceptible to computer hacking, cyberterrorism or other unauthorized attempts by third parties to access our proprietary information or that of our customers. The failure to protect our proprietary information or to comply adequately with data privacy laws could seriously harm our business and future prospects or expose us to claims by our customers, employees or others that we did not adequately protect their proprietary information.

Risks Related to Contingent Liabilities

We may incur liabilities as a result of our obligation to indemnify, and to share certain liabilities with, Lucent in connection with our spin-off from Lucent in September 2000.

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

Please see Note 17, Commitments and Contingencies—Legal Proceedings, to our Consolidated Financial Statements which are included in our 2004 Annual Report to Shareholders, for a description of certain matters involving Lucent for which we have assumed responsibility under the Contribution and Distribution Agreement and a description of other matters for which we are or may be obligated to indemnify or share the cost with Lucent.

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

Available Information

We file or furnish annual, quarterly and special reports and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any document that we file or furnish at the SEC’s public reference rooms at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Avaya’s SEC filings are also available to the public free of charge through the SEC’s web site at http://www.sec.gov and through Avaya’s web site at http://www.avaya.com.

Item 2. Properties.

As of September 30, 2004, we had 570 leased facilities (which includes 139 storage locations containing between 100 to 1,000 square feet), located in 51 countries and 19 research and development facilities located in Australia, India, Ireland, Israel, Japan, Singapore, the United Kingdom and the United States.  Our real property portfolio consists of aggregate floor space of approximately 7 million square feet, of which approximately 2.1 million square feet is owned and approximately 4.9 million square feet is leased. Our lease terms range from monthly leases to 16 years.  Through our 59.1% interest in Avaya GlobalConnect, we also have an interest in two owned properties and several other leased properties in various locations in India.  We believe that all of our facilities and equipment are in good condition and are well maintained.

Item 3. Legal Proceedings.

Information required by this item is incorporated by reference from Note 17, Commitments and Contingencies—Legal Proceedings, to our Consolidated Financial Statements which are included in our 2004 Annual Report to Shareholders.

Item 4.  Submission of Matters to a Vote of Security-Holders.

During the fourth quarter of the fiscal year covered by this Annual Report on Annual Report on Form 10-K, no matter was submitted to a vote of security-holders.

PART II

Item 5.  Market For Registrant’s Common Equity and Related Stockholder Matters.

(a)          None.

(b)         None.

(c)          Issuer Purchases of Equity Securities:  None.

Our equity-based compensation program consists principally of stock options and restricted stock unit (RSU) awards.  Shares underlying restricted stock units are issued to the holder only upon the vesting of the award.  Upon the vesting of the RSUs, we may withhold shares to satisfy the holder’s tax obligation.  Because the withholding does not require the transfer of previously-issued shares from the holder to Avaya, such withholding is not deemed an issuer purchase of an equity security.  With respect to both the withholding of shares from shares being purchased to cover the exercise price and/or taxes in the context of the exercise of a stock option, such withholding is not deemed an issuer purchase of an equity security because the withheld shares had not previously been issued.

Item 6.  Selected Financial Data.

Information required by this item is incorporated by reference from “Selected Financial Data,” which is included in our 2004 Annual Report to Shareholders.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Information required by this item is incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in our 2004 Annual Report to Shareholders.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Information required by this item is incorporated by reference from the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments,” which is included in our 2004 Annual Report to Shareholders.

Item 8.  Financial Statements and Supplementary Data.

Information required by this item is incorporated by reference from the Report of Independent Auditors and from our Consolidated Financial Statements, which are included in our 2004 Annual Report to Shareholders.

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

At all times prior and subsequent to our acquisition of a controlling interest in Avaya GlobalConnect, Avaya GlobalConnect has operated as a public company in India.  Accordingly, Avaya GlobalConnect is required to comply with the rules and regulations of the Indian stock exchanges on which its shares are traded and applicable Indian law and, in particular, is required to prepare and issue financial statements in accordance with accounting principles generally accepted in India.  Prior to becoming a consolidated majority-owned subsidiary of Avaya, Avaya GlobalConnect was not required to maintain disclosure controls and procedures or internal control over financial reporting as required by U.S. law, but was only required to maintain such controls to the extent required by Indian law.

After the closing of our acquisition of a controlling interest in Avaya GlobalConnect, we began to implement, and are continuing to implement, disclosure controls and procedures and to extend our internal control over financial reporting to Avaya GlobalConnect.  As part of this process, Avaya GlobalConnect has hired a chief financial officer who has experience in U.S. GAAP accounting and financial reporting.  Because Avaya GlobalConnect has not previously been required to comply with the disclosure controls and internal control over financial reporting requirements applicable under the rules and regulations of the SEC, we anticipate that it will take several months for these controls to be strengthened and made more robust in order to be comparable to those used in our U.S. operations.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, taking into account the totality of the circumstances, including those described as to our operations of Avaya GlobalConnect.

Other than as described above there were no significant changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect our ability to record, process, summarize and report financial information.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The following table sets forth information as of September 30, 2004 as to persons who serve as our executive officers.

Name	Age	Position
Donald K. Peterson	55	Chairman and Chief Executive Officer
Pamela F. Craven	50	Senior Vice President, General Counsel and Secretary
Louis J. D’Ambrosio	40	Group Vice President, Avaya Global Sales, Channels and Marketing
Maryanne DiMarzo	53	Senior Vice President, Human Resources
David P. Johnson	44	Group Vice President, Small and Medium Business Solutions
Thomas A. Lesica	45	Group Vice President, Global IT and Business Operations
Garry K. McGuire.	57	Chief Financial Officer and Senior Vice President, Corporate Development
Francis M. Scricco	56	Group Vice President, Avaya Global Services
Michael Thurk	51	Group Vice President, Enterprise Communications Group

The information required by this item relating to our Directors (including Mr. Peterson) and nominees, and compliance with Section 16(a) of the Securities Act of 1934, is incorporated by reference from the discussion under the heading “Proposals—Directors’ Proposal to Elect Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” set forth in our Proxy Statement for the 2005 Annual Meeting of Shareholders.

Pamela F. Craven has been our Senior Vice President, General Counsel and Secretary since August 1, 2002. From September 30, 2000 until July 31, 2002, Mrs. Craven was our Vice President, General Counsel and Secretary. Mrs. Craven was a director of Avaya from its inception until September 30, 2000 and was Vice President, General Counsel and Secretary of Lucent Technologies Inc.’s (“Lucent”) Enterprise Networks Group from March 2000 until September 30, 2000. Mrs. Craven served as Vice President, Law for Lucent from November 1995 to April 2000 and was also Secretary of Lucent from February 1, 1999 until April 2000.

Louis J. D’Ambrosio has been our Group Vice President, Avaya Global Sales, Channels & Marketing since January 1, 2004.  From December 19, 2002 until December 31, 2003, Mr. D’Ambrosio was our Group Vice President, Avaya Global Services. Prior to December 19, 2002, Mr. D’Ambrosio served in a number of executive positions with International Business Machines Corporation, including most recently as Vice President of Worldwide Sales and Marketing — Software Business. Mr. D’Ambrosio joined IBM in 1987.

Maryanne DiMarzo has been our Senior Vice President, Human Resources since August 1, 2002. Ms. DiMarzo was our Vice President, Human Resources from September 30, 2000 until July 31, 2002. Ms. DiMarzo was Vice President, Human Resources, for Lucent Technologies Inc.’s (“Lucent”) Enterprise Networks Group from April 2000 until September 30, 2000. From 1997 until March 2000, Ms. DiMarzo was Human Resources Vice President of the Corporate Centers at Lucent.

David P. Johnson was our Group Vice President, Small and Medium Business Solutions from August 1, 2002 until October 4, 2004. On October 5, 2004, Mr. Johnson was appointed our Senior Vice President, Europe, Middle East and Africa.  Mr. Johnson was our Vice President of Worldwide Sales from September 30, 2000 until July 31, 2002.  Mr. Johnson was Vice President of Worldwide Sales for Lucent’s Enterprise Networks Group from April 2000 until

September 30, 2000. He joined AT&T Corp. in 1982 and moved to Lucent following its spin-off in 1996. Mr. Johnson has held various positions at Lucent, including International President of Enterprise Networks and Regional President of Asia/Pacific Region.

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

Garry K. McGuire has been our Chief Financial Officer since September 30, 2000 and our Senior Vice President, Corporate Development, since June 2003. Mr. McGuire was Chief Financial Officer for Lucent Technologies Inc.’s (“Lucent”) Enterprise Networks Group from May 2000 until September 30, 2000. Mr. McGuire was a consultant to Kleiner, Perkins, Caufield and Byers/Broadband Office from August 1999 to December 1999.  Mr. McGuire currently serves as a director of Anadigics, Inc.

Francis M. Scricco has been our Group Vice President, Avaya Global Services since March 29, 2004.  From 1997 to 2002, Mr. Scricco served in a number of executive positions with Arrow Electronics, Inc., including President and Chief Executive Officer from 2000-2002, President and Chief Operating Officer from 1999-2000 and Executive Vice President and Chief Operating Officer from 1997-1999.

Michael Thurk has been our Group Vice President, Enterprise Communications Group since August 1, 2002. Mr. Thurk was our Group Vice President, Systems, from January 2002 until July 31, 2002. From June 1998 until December 2001, Mr. Thurk held various positions at Ericsson including President, Ericsson Datacom Inc. and Vice President, Division Data Backbone and Optical Networks.

Information required by this item about our audit committee and our audit committee financial experts is incorporated by reference from the discussion under the heading “Corporate Governance and Related Matters—Board of Directors’ Meetings, Committees and Fees” set forth in our Proxy Statement for the 2005 Annual Meeting of Shareholders.

Information required by this item about our code of ethics is incorporated by reference from the discussion under the heading “Corporate Governance and Related Matters—Code of Conduct” in our Proxy Statement for the 2005 Annual Meeting of Shareholders.  We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Conduct by posting such information on our website, at www.avaya.com.

Item 11.  Executive Compensation

Information required by this item is incorporated by reference from the discussion under the heading “Executive Compensation and Other Information” in our Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Information required by this item is incorporated by reference from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” and under the heading “Executive Compensation and Other Information—Equity Compensation Plan Information as of September 30, 2004” in our Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions.

Information required by this item is incorporated by reference from the discussion under the heading “Corporate Governance and Related Matters—Certain Relationships and Related Party Transactions” in our Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 14.  Principal Accounting Fees and Services.

Information required by this item is incorporated by reference from the discussion under the headings “Corporate Governance and Related Matters—Board of Directors’ Meetings, Committees and Fees—Audit Committee” and “Corporate Governance and Related Matters—Audit Committee Information” in our Proxy Statement for the 2005 Annual Meeting of Shareholders.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)                                  Documents filed as a part of this Annual Report on Form 10-K:

	(1) Financial Statements:
		Page(s) in Exhibit 13 to this Form 10-K
(i)	Consolidated Statements of Operations	26
(ii)	Consolidated Balance Sheets	27
(iii)	Consolidated Statements of Changes in Stockholders’ Equity and of Comprehensive Income (Loss)	28
(iv)	Consolidated Statements of Cash Flows	29
(v)	Notes to Consolidated Financial Statements	30

	(2) Financial Statement Schedules:
(i)	Schedule II—Valuation and Qualifying Accounts	Page 37 of this Form 10-K

(2)                                  The schedules listed in Regulation 210.5-04 have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)                                  Exhibits:

The following documents are filed as Exhibits to this Annual Report on Form 10-K or incorporated by reference herein:

Exhibit Number
2.1	Contribution and Distribution Agreement+

2.2	Asset Purchase Agreement by and among Avaya Inc., CommScope, Inc. and SS Holdings, LLC, dated October 26, 2003(14)

2.3

Asset Purchase and Sale Agreement, dated as of October 29, 2003 (the “Expanets Agreement”), among Expanets, Inc., NorthWestern Corporation, NorthWestern Growth Corporation, NorthWestern Capital Corporation and Avaya Inc.(13)

2.4	Amendment No. 1 to the Expanets Agreement(13)

2.5	Amendment No. 2 to the Expanets Agreement(13)

2.6	Share Purchase Agreement, dated as of October 5, 2004, by and among Avaya, Avaya HoldCo, affiliates of Kohlberg, Kravis Roberts & Co. and Tenovis Manager Trust GmbH(17)

3.1	Restated Certificate of Incorporation of Avaya Inc.+

3.2	Amended and Restated By-laws of Avaya Inc., as amended on July 18, 2002(4)

4.1	Specimen Common Stock certificate+

4.2	Restated Certificate of Incorporation of Avaya Inc. (incorporated by reference as Exhibit 3.1 hereto)+

4.3	Amended and Restated By-laws of Avaya Inc. (filed as Exhibit 3.2 hereto)(4)

4.4	Rights Agreement between Avaya Inc. and The Bank of New York, as Rights Agent+

4.5	Amendment No. 1 to Rights Agreement between Avaya Inc. and the Bank of New York as Rights Agent(5)

4.6	Form of Certificate of Designations of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.4 hereto)+

4.7	Form of Right Certificate (attached as Exhibit B to the Rights Agreement incorporated by reference as Exhibit 4.4 hereto)+

4.8	Preferred Stock Certificate(1)

4.9	Series A Warrant(1)

4.10	Series B Warrant(1)

4.11	Form of Indenture between Avaya Inc. and The Bank of New York, as Trustee(1)

4.12	Form of Supplemental Indenture between the Company and The Bank of New York, as Trustee, relating to the Liquid Yield Options Notes due 2021 (Zero Coupon-Senior)(3)

4.13	Series C Warrant(12)

4.14	Second Supplemental Indenture, dated as of March 28, 2002, between the Company and The Bank of New York, as Trustee(6)

Exhibit Number
4.15	Form of Global Note(6)

4.16	Third Supplemental Indenture, dated as of November 16, 2004, between the Company and The Bank of New York, as Trustee*

10.1	Contribution and Distribution Agreement (incorporated by reference as Exhibit 2 hereto)+

10.2	Interim Services and Systems Replication Agreement+

10.3	Employee Benefits Agreement+

10.4	Tax Sharing Agreement+

10.5	Avaya Inc. Short Term Incentive Plan+

10.6	Avaya Inc. 2000 Long Term Incentive Plan+

10.7	Avaya Inc. 2000 Long Term Incentive Plan Restricted Stock Unit Award Agreement+

10.8	Avaya Inc. 2000 Long Term Incentive Plan Nonstatutory Stock Option Agreement+

10.9	Avaya Inc. Deferred Compensation Plan+

10.10	Employment Agreement of Mr. Peterson, dated August 8, 1995+

10.11	Avaya Inc. Supplemental Pension Plan+

10.12	Avaya Inc. 2000 Stock Compensation Plan for Non-Employee Directors+

10.13	Trademark License Agreement+

10.14	Patent and Technology License Agreement+

10.15	Technology Assignment and Joint Ownership Agreement+

10.16	Development Project Agreement+

10.17	Preferred Stock and Warrant Purchase Agreement+

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

10.25	Letter Amendment No. 1, dated as of August 10, 2001, to the Five Year Credit Agreement by and among Avaya Inc., Citibank, N.A., As Agent and the Lenders party thereto(2)

10.26	Stock Purchase Agreement by and among the Company and the Warburg Entities, dated as of March 10, 2002(9)

10.27	Conversion Agreement by and among the Company and the Warburg Entities, dated as of March 10, 2002(9)

Exhibit Number
10.28	Security Agreement, dated as of March 25, 2002, among the Company, certain subsidiaries of the Company and The Bank of New York, as Collateral Trustee(6)

10.29	Collateral Agreement, dated as of March 25, 2002, among the Company, certain subsidiaries of the Company and The Bank of New York, as Collateral Trustee(6)

10.30	Avaya Involuntary Separation Plan for Senior Officers(10)

10.31

Amended and Restated Five Year Competitive Advance and Revolving Credit Facility Agreement, dated as of September 3, 2002 among Avaya Inc., the lenders party to the Credit Agreement and Citibank, N.A., as Agent for such lenders(11)

10.32	Backstop Agreement, by and among the Company and the Warburg Entities, dated as of December 28, 2002(12)

10.33

Amended and Restated Five Year Revolving Credit Facility Agreement, dated as of April 30, 2003, among Avaya Inc., as Borrower, the Lenders party thereto, Citibank, N.A., as Agent, Citigroup Global Markets, Inc., as Lead Arranger, Bank One, NA, JPMorgan Chase Bank and Deutsche Bank AG New York Branch, as Co-Syndication Agents and Co- Arrangers and Commerzbank AG, New York Branch as Co-Arranger(14)

10.34	Avaya Inc. Deferred Compensation Plan, as amended as of October 31, 2003(14)

10.35	Severance Agreement, dated as of September 1, 2003, between the Company and Donald K. Peterson*

10.36	Avaya Inc. 2000 Long Term Incentive Plan, as amended as of November 1, 2003(14)

10.37	Avaya Inc. Long Term Incentive Plan for Management Employees, as amended as of November 1, 2003(14)

10.38	Avaya Inc. 2004 Long Term Incentive Plan, which is the amended and restated Avaya Inc. Long Term Incentive Plan for Management Employees, effective February 26, 2004*

10.39	Avaya Inc. 2004 Long Term Incentive Plan Stock Option Agreement*

10.40	Avaya Inc. 2004 Long Term Incentive Plan Restricted Stock Unit Award Agreement*

10.41	Avaya Inc. Savings Restoration Plan, effective January 1, 2004*

10.42	Amendment No. 1 dated June 25, 2003 to Amended and Restated Five Year Revolving Credit Facility Agreement, among Avaya Inc., as Borrower and the Lenders party thereto*

10.43	Amendment No. 2 dated October 23, 2003 to Amended and Restated Five Year Revolving Credit Facility Agreement, among Avaya Inc., as Borrower and the Lenders party thereto*

10.44	Amendment No. 3 dated January 30, 2004 to Amended and Restated Five Year Revolving Credit Facility Agreement, among Avaya Inc., as Borrower and the Lenders party thereto(15)

10.45	Amendment No. 4 dated February 6, 2004 to Amended and Restated Five Year Revolving Credit Facility Agreement, among Avaya Inc., as Borrower and the Lenders party thereto(16)

10.46	Amendment No. 5 dated March 3, 2004 to Amended and Restated Five Year Revolving Credit Facility Agreement, among Avaya Inc., as Borrower and the Lenders party thereto*

10.47	Amendment No. 6 dated October 4, 2004 to Amended and Restated Five Year Revolving Credit Facility Agreement, among Avaya Inc., as Borrower and the Lenders party thereto(17)

13	The 2003 Annual Report to Shareholders, which, except for those portions incorporated by reference, is furnished solely for the information of the Commission and is not deemed “filed.”*

Exhibit Number
21	List of Subsidiaries of Avaya Inc.*

23	Consent of PricewaterhouseCoopers LLP*

24	Power of Attorney*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sabranes-Oxley Act of 2002.*

32.1	Certification of Donald K. Peterson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Garry K. McGuire Sr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

+	Incorporated by reference from Avaya’s Registration Statement on Form 10 (Reg. No. 1-15951), declared effective by the Securities and Exchange Commission on September 15, 2000.

*	Filed herewith

(1)	Incorporated by reference from Avaya’s Registration Statement on Form S-3 (Reg. No. 333-57962), declared effective by the Commission on May 24, 2001.

(2)	Incorporated by reference from Avaya’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Incorporated by reference from Avaya’s Registration Statement on Form 8-A dated October 30, 2001.

(4)	Incorporated by reference from Avaya’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(5)	Incorporated by reference from Avaya’s Current Report on Form 8-K dated February 27, 2002.

(6)	Incorporated by reference from Avaya’s Current Report on Form 8-K dated March 28, 2002.

(7)	Incorporated by reference from Avaya’s Annual Report on Form 10-K for the year ended September 30, 2001.

(8)	Incorporated by reference from Avaya’s Annual Report on Form 10-K for the year ended September 30, 2000.

(9)	Incorporated by reference from Avaya’s Current Report on Form 8-K dated March 11, 2002.

(10)	Incorporated by reference from Avaya’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(11)	Incorporated by reference from Avaya’s Quarterly Report on Form 8-K dated September 4, 2002.

(12)	Incorporated by reference from Avaya’s Registration Statement on Form S-4 filed on December 23, 2002.

(13)	Incorporated by reference from Avaya’s Current Report on Form 8-K dated November 25, 2003, filed December 10, 2003.

(14)	Incorporated by reference from Avaya’s Annual Report on Form 10-K for the year ended September 30, 2003.

(15)	Incorporated by reference from Avaya’s Current Report on Form 8-K dated February 2, 2004.

(16)	Incorporated by reference from Avaya’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

(17)	Incorporated by reference from Avaya’s Current Report on Form 8-K dated October 7, 2004.

(b)                                 Reports on Form 8-K during the last quarter of the fiscal year covered by this Annual Report:

1.                                       July 27, 2004—Item 12. Results of Operations and Financial Condition—Avaya furnished a press release reporting financial results for the fiscal quarter ended June 30, 2004 and held a public webcast in connection with the issuance of the press release.

2.                                       September 28, 2004—Item 7.01. Regulation FD Disclosure—Avaya filed a Form 8-K concerning the requirement to repurchase its LYONs and its intention to use cash to settle any LYONs that are put to Avaya for repurchase.

AVAYA INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Information required by this item is incorporated by reference to Note 6, Supplementary Financial Information, to our Consolidated Financial Statements, which are included in our 2004 Annual Report to Shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAYA INC.

By:
/s/ GARRY K. MCGUIRE
Garry K. McGuire Chief Financial Officer and Senior Vice President, Corporate Development
December 13, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date

Principal Executive Officer:

*	Chairman and Chief Executive Officer	December 13, 2004
Donald K. Peterson

Principal Financial Officer:

/s/ GARRY K. MCGUIRE	Chief Financial Officer and Senior Vice President,	December 13, 2004
Garry K. McGuire	Corporate Development

Principal Accounting Officer:

/s/ AMARNATH K. PAI	Vice President, Finance Operations and Controller	December 13, 2004
Amarnath K. Pai

Directors:

*	Director	December 13, 2004
Bruce Bond

*	Director	December 13, 2004
Joseph P. Landy

	Signature	Title	Date

	*	Director	December 13, 2004
Mark Leslie

	*	Director	December 13, 2004
Philip Odeen

	*	Director	December 13, 2004
Hellene S. Runtagh

	*	Director	December 13, 2004
Daniel C. Stanzione

	*	Director	December 13, 2004
Paula Stern

	*	Director	December 13, 2004
Anthony Terracciano

	*	Director	December 13, 2004
Ronald Zarrella

*By:	/s/ GARRY K. MCGUIRE
Garry K. McGuire Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number
2.1	Contribution and Distribution Agreement+

2.2	Asset Purchase Agreement by and among Avaya Inc., CommScope, Inc. and SS Holdings, LLC, dated October 26, 2003(14)

2.3

Asset Purchase and Sale Agreement, dated as of October 29, 2003 (the “Expanets Agreement”), among Expanets, Inc., NorthWestern Corporation, NorthWestern Growth Corporation, NorthWestern Capital Corporation and Avaya Inc.(13)

2.4	Amendment No. 1 to the Expanets Agreement(13)

2.5	Amendment No. 2 to the Expanets Agreement(13)

2.6	Share Purchase Agreement, dated as of October 5, 2004, by and among Avaya, Avaya HoldCo, affiliates of Kohlberg, Kravis Roberts & Co. and Tenovis Manager Trust GmbH(17)

3.1	Restated Certificate of Incorporation of Avaya Inc.+

3.2	Amended and Restated By-laws of Avaya Inc., as amended on July 18, 2002(4)

4.1	Specimen Common Stock certificate+

4.2	Restated Certificate of Incorporation of Avaya Inc. (incorporated by reference as Exhibit 3.1 hereto)+

4.3	Amended and Restated By-laws of Avaya Inc. (filed as Exhibit 3.2 hereto)(4)

4.4	Rights Agreement between Avaya Inc. and The Bank of New York, as Rights Agent+

4.5	Amendment No. 1 to Rights Agreement between Avaya Inc. and the Bank of New York as Rights Agent(5)

4.6	Form of Certificate of Designations of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.4 hereto)+

4.7	Form of Right Certificate (attached as Exhibit B to the Rights Agreement incorporated by reference as Exhibit 4.4 hereto)+

4.8	Preferred Stock Certificate(1)

4.9	Series A Warrant(1)

4.10	Series B Warrant(1)

4.11	Form of Indenture between Avaya Inc. and The Bank of New York, as Trustee(1)

4.12	Form of Supplemental Indenture between the Company and The Bank of New York, as Trustee, relating to the Liquid Yield Options Notes due 2021 (Zero Coupon-Senior)(3)

4.13	Series C Warrant(12)

4.14	Second Supplemental Indenture, dated as of March 28, 2002, between the Company and The Bank of New York, as Trustee(6)

4.15	Form of Global Note(6)

4.16	Third Supplemental Indenture, dated as of November 16, 2004, between the Company and The Bank of New York, as Trustee*

10.1	Contribution and Distribution Agreement (incorporated by reference as Exhibit 2 hereto)+

10.2	Interim Services and Systems Replication Agreement+

10.3	Employee Benefits Agreement+

Exhibit Number
10.4	Tax Sharing Agreement+

10.5	Avaya Inc. Short Term Incentive Plan+

10.6	Avaya Inc. 2000 Long Term Incentive Plan+

10.7	Avaya Inc. 2000 Long Term Incentive Plan Restricted Stock Unit Award Agreement+

10.8	Avaya Inc. 2000 Long Term Incentive Plan Nonstatutory Stock Option Agreement+

10.9	Avaya Inc. Deferred Compensation Plan+

10.10	Employment Agreement of Mr. Peterson, dated August 8, 1995+

10.11	Avaya Inc. Supplemental Pension Plan+

10.12	Avaya Inc. 2000 Stock Compensation Plan for Non-Employee Directors+

10.13	Trademark License Agreement+

10.14	Patent and Technology License Agreement+

10.15	Technology Assignment and Joint Ownership Agreement+

10.16	Development Project Agreement+

10.17	Preferred Stock and Warrant Purchase Agreement+

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

10.25	Letter Amendment No. 1, dated as of August 10, 2001, to the Five Year Credit Agreement by and among Avaya Inc., Citibank, N.A., As Agent and the Lenders party thereto(2)

10.26	Stock Purchase Agreement by and among the Company and the Warburg Entities, dated as of March 10, 2002(9)

10.27	Conversion Agreement by and among the Company and the Warburg Entities, dated as of March 10, 2002(9)

10.28	Security Agreement, dated as of March 25, 2002, among the Company, certain subsidiaries of the Company and The Bank of New York, as Collateral Trustee(6)

10.29	Collateral Agreement, dated as of March 25, 2002, among the Company, certain subsidiaries of the Company and The Bank of New York, as Collateral Trustee(6)

10.30	Avaya Involuntary Separation Plan for Senior Officers(10)

10.31

Amended and Restated Five Year Competitive Advance and Revolving Credit Facility Agreement, dated as of September 3, 2002 among Avaya Inc., the lenders party to the Credit Agreement and Citibank, N.A., as Agent for such lenders(11)

10.32	Backstop Agreement, by and among the Company and the Warburg Entities, dated as of December 28, 2002(12)

Exhibit Number
10.33

Amended and Restated Five Year Revolving Credit Facility Agreement, dated as of April 30, 2003, among Avaya Inc., as Borrower, the Lenders party thereto, Citibank, N.A., as Agent, Citigroup Global Markets, Inc., as Lead Arranger, Bank One, NA, JPMorgan Chase Bank and Deutsche Bank AG New York Branch, as Co-Syndication Agents and Co- Arrangers and Commerzbank AG, New York Branch as Co-Arranger(14)

10.34	Avaya Inc. Deferred Compensation Plan, as amended as of October 31, 2003(14)

10.35	Severance Agreement, dated as of September 1, 2003, between the Company and Donald K. Peterson*

10.36	Avaya Inc. 2000 Long Term Incentive Plan, as amended as of November 1, 2003(14)

10.37	Avaya Inc. Long Term Incentive Plan for Management Employees, as amended as of November 1, 2003(14)

10.38	Avaya Inc. 2004 Long Term Incentive Plan, which is the amended and restated Avaya Inc. Long Term Incentive Plan for Management Employees, effective February 26, 2004*

10.39	Avaya Inc. 2004 Long Term Incentive Plan Stock Option Agreement*

10.40	Avaya Inc. 2004 Long Term Incentive Plan Restricted Stock Unit Award Agreement*

10.41	Avaya Inc. Savings Restoration Plan, effective January 1, 2004*

10.42	Amendment No. 1 dated June 25, 2003 to Amended and Restated Five Year Revolving Credit Facility Agreement, among Avaya Inc., as Borrower and the Lenders party thereto*

10.43	Amendment No. 2 dated October 23, 2003 to Amended and Restated Five Year Revolving Credit Facility Agreement, among Avaya Inc., as Borrower and the Lenders party thereto*

10.44	Amendment No. 3 dated January 30, 2004 to Amended and Restated Five Year Revolving Credit Facility Agreement, among Avaya Inc., as Borrower and the Lenders party thereto(15)

10.45	Amendment No. 4 dated February 6, 2004 to Amended and Restated Five Year Revolving Credit Facility Agreement, among Avaya Inc., as Borrower and the Lenders party thereto(16)

10.46	Amendment No. 5 dated March 3, 2004 to Amended and Restated Five Year Revolving Credit Facility Agreement, among Avaya Inc., as Borrower and the Lenders party thereto*

10.47	Amendment No. 6 dated October 4, 2004 to Amended and Restated Five Year Revolving Credit Facility Agreement, among Avaya Inc., as Borrower and the Lenders party thereto(17)

13	The 2003 Annual Report to Shareholders, which, except for those portions incorporated by reference, is furnished solely for the information of the Commission and is not deemed “filed.”*

21	List of Subsidiaries of Avaya Inc.*

23	Consent of PricewaterhouseCoopers LLP*

24	Power of Attorney*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sabranes-Oxley Act of 2002.*

32.1	Certification of Donald K. Peterson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Garry K. McGuire Sr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

+	Incorporated by reference from Avaya’s Registration Statement on Form 10 (Reg. No. 1-15951), declared effective by the Securities and Exchange Commission on September 15, 2000.

*	Filed herewith

(1)	Incorporated by reference from Avaya’s Registration Statement on Form S-3 (Reg. No. 333-57962), declared effective by the Commission on May 24, 2001.

(2)	Incorporated by reference from Avaya’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Incorporated by reference from Avaya’s Registration Statement on Form 8-A dated October 30, 2001.

(4)	Incorporated by reference from Avaya’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(5)	Incorporated by reference from Avaya’s Current Report on Form 8-K dated February 27, 2002.

(6)	Incorporated by reference from Avaya’s Current Report on Form 8-K dated March 28, 2002.

(7)	Incorporated by reference from Avaya’s Annual Report on Form 10-K for the year ended September 30, 2001.

(8)	Incorporated by reference from Avaya’s Annual Report on Form 10-K for the year ended September 30, 2000.

(9)	Incorporated by reference from Avaya’s Current Report on Form 8-K dated March 11, 2002.

(10)	Incorporated by reference from Avaya’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(11)	Incorporated by reference from Avaya’s Quarterly Report on Form 8-K dated September 4, 2002.

(12)	Incorporated by reference from Avaya’s Registration Statement on Form S-4 filed on December 23, 2002.

(13)	Incorporated by reference from Avaya’s Current Report on Form 8-K dated November 25, 2003, filed December 10, 2003.

(14)	Incorporated by reference from Avaya’s Annual Report on Form 10-K for the year ended September 30, 2003.

(15)	Incorporated by reference from Avaya’s Current Report on Form 8-K dated February 2, 2004.

(16)	Incorporated by reference from Avaya’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

(17)	Incorporated by reference from Avaya’s Current Report on Form 8-K dated October 7, 2004.