Form 10-Q
period 2004-12-31
AVAYA INC
filed 2005-02-08
CIK 1116521

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended December 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-15951

AVAYA INC.

A DELAWARE CORPORATION	I.R.S. EMPLOYER NO. 22-3713430
211 Mount Airy Road, Basking Ridge, New Jersey 07920 Telephone Number 908-953-6000

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined by 12(b)-2 of the Securities and Exchange Act of 1934). Yes ☒    No ☐

        As of January 31, 2005, 480,014,273 common shares were outstanding.

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

Item 1. Financial Statements

AVAYA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three months ended December 31,
	2004	2003
	Dollars in millions, except per share amounts (unaudited)
REVENUE
Sales of products	$554	$482
Services	477	416
Rental and managed services	117	73

	1,148	971
COSTS
Sales of products	245	222
Services	308	266
Rental and managed services	52	35

	605	523

GROSS MARGIN	543	448
OPERATING EXPENSES
Selling, general and administrative	357	313
Research and development	98	83

TOTAL OPERATING EXPENSES	455	396

OPERATING INCOME	88	52
Other income (expense), net	(38)	6
Interest expense	(10)	(21)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	40	37
Provision for income taxes	7	7

INCOME FROM CONTINUING OPERATIONS	33	30

DISCONTINUED OPERATIONS
Loss from discontinued operations	(2)	(18)
Provision for income taxes	—	2

LOSS FROM DISCONTINUED OPERATIONS	(2)	(20)

NET INCOME	$31	$10

Earnings Per Common Share—Basic:
Earnings per share from continuing operations	$0.07	$0.07
Loss per share from discontinued operations	—	(0.05)

Earnings per share	$0.07	$0.02

Earnings Per Common Share—Diluted:
Earnings per share from continuing operations	$0.07	$0.07
Loss per share from discontinued operations	—	(0.05)

Earnings per share	$0.07	$0.02

See Notes to Consolidated Financial Statements.

AVAYA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	September 30, 2004
	Dollars in millions, except per share amounts (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$911	$1,617
Receivables, less allowances of $43 million and $48 million as of December 31, 2004 and September 30, 2004, respectively	774	696
Inventory	351	239
Deferred income taxes, net	93	27
Other current assets	164	145

TOTAL CURRENT ASSETS	2,293	2,724

Property, plant and equipment, net	916	509
Deferred income taxes, net	338	400
Goodwill	793	257
Other intangible assets	531	75
Other assets	209	194

TOTAL ASSETS	$5,080	$4,159

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$437	$345
Debt maturing within one year	117	299
Payroll and benefit obligations	290	328
Deferred revenue	200	178
Other current liabilities	380	273

TOTAL CURRENT LIABILITIES	1,424	1,423

Long-term debt	251	294
Benefit obligations	1,609	1,263
Deferred income taxes	168	—
Other liabilities	404	385

TOTAL NON-CURRENT LIABILITIES	2,432	1,942

Commitments and contingencies
STOCKHOLDERS' EQUITY
Series A junior participating preferred stock, par value $1.00 per share, 7.5 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 1.5 billion shares authorized, 479,535,790 and 455,827,524 issued (including 85,731 and 0 treasury shares) as of December 31, 2004 and September 30, 2004, respectively	5	5
Additional paid-in-capital	2,922	2,592
Accumulated deficit	(943)	(974)
Accumulated other comprehensive loss	(759)	(829)
Less: Treasury stock at cost	(1)	—

TOTAL STOCKHOLDERS' EQUITY	1,224	794

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,080	$4,159

See Notes to Consolidated Financial Statements.

AVAYA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended December 31,
	2004	2003
	Dollars in millions (unaudited)
OPERATING ACTIVITIES:
Net income	$31	$10
Less: Loss from discontinued operations, net	(2)	(20)

Income from continuing operations	33	30
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	54	38
Loss on extinguishment of debt, net	41	—
Deferred taxes	6	3
Provision for uncollectible receivables	3	4
Amortization of restricted stock units	2	7
Purchased in-process research and development	4	—
Adjustments for other non-cash items, net	11	10
Changes in operating assets and liabilities, net of effects of acquired businesses:
Receivables	48	57
Inventory	(12)	(3)
Restricted cash	—	(48)
Accounts payable	9	(62)
Payroll and benefits	(150)	(26)
Accrued interest payable on long-term debt	(20)	(25)
Deferred revenue	(52)	(10)
Other assets and liabilities	(13)	(2)

NET CASH USED FOR OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(36)	(27)

INVESTING ACTIVITIES:
Capital expenditures	(22)	(20)
Capitalized software development costs	(14)	(8)
Acquisitions of businesses, net of cash acquired	(383)	(97)
Proceeds from sales of discontinued operations	—	3
Other investing activities, net	19	—

NET CASH USED FOR INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	(400)	(122)

FINANCING ACTIVITIES:
Issuance of common stock	29	16
Repayment of long-term borrowings	(314)	—
Other financing activities, net	(3)	—

NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	(288)	16

Effect of exchange rate changes on cash and cash equivalents	18	9
Net decrease in cash and cash equivalents from continuing operations	(706)	(124)
Net decrease in cash and cash equivalents from discontinued operations	—	(24)
Cash and cash equivalents at beginning of fiscal year	1,617	1,192

Cash and cash equivalents at end of period	$911	$1,044

See Notes to Consolidated Financial Statements.

AVAYA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Background and Basis of Presentation

Background

        Avaya Inc. (the "Company" or "Avaya") provides communication systems, applications and services for enterprises, including businesses, government agencies and other organizations. The Company's product offerings include IP telephony systems and traditional voice communications systems, multi-media contact center infrastructure and applications in support of customer relationship management, unified communications applications and appliances, such as IP telephone sets. The Company supports its broad customer base with comprehensive global service offerings that enable our customers to plan, design, implement, monitor and manage their communications networks.

Basis of Presentation

        The accompanying unaudited consolidated financial statements as of December 31, 2004 and for the three months ended December 31, 2004 and 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission for interim financial statements, and should be read in conjunction with the Company's consolidated financial statements and other financial information for the fiscal year ended September 30, 2004, which were included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 13, 2004. In the Company's opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated. Certain prior year amounts have been reclassified to conform to the current interim period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

        As a result of the acquisition of Tenovis Germany GmbH ("Tenovis"), beginning in October 2004, the Company began reporting its results in two operating segments—Global Communications Solutions ("GCS") and Avaya Global Services ("AGS"). This structure represents a change from the Company's three-segment structure utilized in fiscal 2004, and reflects how the businesses are now being managed subsequent to the acquisition of Tenovis.

2.     Summary of Significant Accounting Policies

Stock Compensation

        The Company's employees participate in stock option plans and stock purchase plans. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for such stock compensation. Accordingly, no stock-based employee compensation cost related to stock options is reflected in the Company's Consolidated Statements of Income, as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company records compensation expense for the amortization of restricted stock units issued to employees based on the fair market value of the restricted stock units at the date of grant over the vesting period, which is typically three years.

        The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards

("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure."

	Three months ended December 31,
	2004	2003
	Dollars in millions, except per share amounts
Net income, as reported	$31	$10
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1	4
Deduct: Total stock-based compensation expense determined under the fair value based method, net of related tax effects	(8)	(9)

Net income, pro forma	$24	$5

Earnings per Common Share—Basic:
As reported	$0.07	$0.02
Pro forma	0.05	0.01

Earnings per Common Share—Diluted:
As reported	$0.07	$0.02
Pro forma	0.05	0.01

3.     Recent Accounting Pronouncement

SFAS 123(R)

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)"). SFAS 123(R) requires the Company to recognize compensation expense for stock options and discounts under employee stock purchase plans granted to employees based on the estimated fair value of the equity instrument at the time of grant. Currently, the Company discloses the pro forma net income and earnings per share as if the Company applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." The requirements of SFAS 123(R) are effective for the Company beginning in the fourth quarter of fiscal 2005. The Company is currently evaluating its alternatives to determine how it will apply the provisions of SFAS 123(R).

4.     Business Combinations and Other Transactions

Acquisition of Tenovis

        On November 18, 2004, the Company acquired all of the issued share capital of Tenovis pursuant to the terms of a Share Purchase Agreement dated October 5, 2004. Tenovis is the parent company of Tenovis GmbH & Co. KG, a major European provider of enterprise communications systems and services. The acquisition of Tenovis significantly expands the Company's European operations and increases the Company's access to European customers, particularly in Germany. In connection with the share purchase agreement, Avaya paid $381 million in cash (which includes $10 million of transaction fees associated with the transaction that were not paid to the sellers) and assumed $347 million in debt, including $67 million related to real estate financing. Additionally, the Company acquired cash and cash equivalents of $116 million, resulting in a net cash outlay related to the acquisition of $265 million. Results of operations for Tenovis are included in Avaya's consolidated results as of November 18, 2004.

        At the date of acquisition, the Company recorded Tenovis' accounts receivable, inventory, fixed assets, liabilities and identified intangibles at estimated fair value. The remainder of the purchase price in excess of the net assets acquired was recorded as goodwill.

        The Company is waiting for the finalization of the third party valuation studies of the acquired intangible assets that are being prepared by independent valuation consultants and expects the finalization of the allocation of the purchase price related to the intangible assets in the second quarter of fiscal 2005. The purchase price allocation for the current quarter was based on preliminary estimates. The Company has allocated $401 million to intangible assets (including contractual customer relationships, existing technology and trademarks). These intangible assets will be amortized over their estimated useful lives. In addition, the Company allocated $1 million to in-process research and development, which was written off to research and development expense in the Consolidated Statement of Income during the first quarter of fiscal 2005.

        In connection with the acquisition of Tenovis, the Company recorded a liability of $73 million in accordance with Emerging Issues Task Force ("EITF") No. 95-3, Recognition of Liabilities in Connection with a Business Combination ("EITF 95-3"). Any adjustment to this liability will be accounted for as an adjustment to the purchase price allocation.

        The Company expects to complete the allocation of the purchase price for the assets acquired and the liabilities assumed by the end of fiscal 2005. Following is the preliminary purchase price allocation:

Initial Purchase Price Allocation
Dollars in millions
Cash	$116
Rental equipment	132
Fixed assets	272
Intangible assets and in-process research & development	402
Long-term debt	(347)
Deferred tax liability	(160)
Restructuring	(73)
Pension liability	(313)
Working capital and other assets and liabilities	(96)

Net assets acquired	(67)
Goodwill	448

Purchase price	$381

        The following unaudited pro forma financial information presents the Company's results as if the Tenovis acquisition had occurred at the beginning of the respective periods:

	Three months ended December 31,
	2004	2003
	Dollars in millions, except per share amounts
Revenue	$1,260	$1,277
Net income (loss)	$6	$(27)
Earnings (loss) per share—basic	$0.01	$(0.06)
Earnings (loss) per share—diluted	$0.01	$(0.06)

        These pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional estimated amortization expense as a result of identifiable intangible assets arising from the acquisition. The pro forma results are not necessarily indicative of the results of operations that actually would have resulted had the acquisitions been in effect at the beginning of the respective periods or of future results.

        In connection with the acquisition, the Company performed an evaluation to identify the existence of any variable interest entities ("VIEs") related to Tenovis. As a result of this evaluation, the Company identified three VIEs and further determined the Company is the primary beneficiary of all three VIEs. However, in accordance with FIN 46(R), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46(R)"), the Company is not required to apply the provisions of FIN 46(R) to two of the VIEs because it is unable to obtain the information necessary to perform the accounting required to consolidate these VIEs. Although the Company has made an effort to gather the required information, management of these two VIEs has formally declined to transfer any of the necessary financial data to the Company. For information concerning the Company's one consolidated VIE, see Note 8 to the consolidated financial statements. Information concerning the Company's two non-consolidated VIEs follows below.

        The first non-consolidated VIE is a non-U.S. telecommunications hardware production manufacturer and service provider. The Company has agreed to purchase from the VIE certain amounts of products and services, and the VIE has contracted for the Company to provide certain IT services and purchasing services with respect to raw materials. During the first quarter of fiscal 2005, the Company purchased products and services aggregating $8 million. These contracts expire in August 2007. Additionally, the Company is required to pay monthly rental subsidies on the VIE's premises, and in the event the VIE is unable to pay its portion of the rental payments, the Company is liable for their portion as well. During the first quarter of fiscal 2005, the Company paid approximately $100,000 in connection with rental subsidies. The maximum exposure to loss as of December 31, 2004 for the remainder of the agreement is the minimum purchase order commitments of $21 million, the minimum service levels for service contracts of $4 million, and the guarantee for rents to be paid by the VIE of $2 million.

        The second non-consolidated VIE provides development, testing and quality control services to Tenovis and other companies in the telecommunications industry. The Company has guaranteed the VIE minimum revenue over a period of three years through guaranteed annual purchase orders. During the first quarter of fiscal 2005, the Company purchased services aggregating $2 million. This service contract expires on March 31, 2005. The maximum exposure to loss as of December 31, 2004, is the outstanding guaranteed purchase orders of $3 million.

Other Acquisitions

        On October 4, 2004, the Company completed the purchase of Spectel plc ("Spectel"), a world leader in audio and web conferencing solutions, for $110 million in cash (including $6 million of transaction fees associated with the transaction that were not paid to the sellers), net of $3 million of cash acquired. The acquisition enables the Company to continue to expand its capabilities in conferencing, which is a core business communications technology. In connection with the acquisition, the Company allocated $3 million to in-process research and development, which was written off to research and development expense in the consolidated statement of income during the first quarter of fiscal 2005.

        On October 15, 2004, the Company acquired a 23% share of Agile Software NZ Limited ("Agile Software"), a software subsidiary of Agile (NZ) Limited. Under terms of the subscription and shareholding agreement, the Company has the option to acquire the remaining equity in Agile Software; this option vests in October 2005 and has no expiration date. The fair value of this purchase option is not material to the Company's consolidated results of operations, financial position or cash flows. The Company intends to integrate Agile Software's products into its existing portfolio of communications applications.

        On December 15, 2004, the Company acquired substantially all of the assets of RouteScience Technologies, Inc, a software company based in California focused on products that monitor, assess and optimize network applications.

        The respective purchase prices for these acquisitions were not material, either individually or in the aggregate, to the consolidated financial statements of the Company. Therefore, disclosures of pro forma financial information have not been presented.

        The Company acquired substantially all of the assets and certain liabilities of Expanets Inc. on November 25, 2003. If the acquisition had occurred at the beginning of the first quarter of fiscal 2004, Avaya's revenues for that period would have been $1,019 million and net income would have been $25 million, or $0.06 per basic and diluted share. Avaya's actual results for the first quarter of fiscal 2004 were revenues of $971 million, net income of $10 million, and $0.02 per basic and diluted share.

Discontinued Operations

        The following table displays revenue and income before income taxes from discontinued operations for the first quarter of fiscal 2005 and 2004:

	Three months ended December 31,
	2004	2003
	Dollars in millions
Revenue from discontinued operations:
Connectivity Solutions	$—	$138
Expanets	—	7

Total revenue from discontinued operations	$—	$145

Loss before income taxes from discontinued operations:
Connectivity Solutions
Results of operations	$—	$(13)
Loss on sale	(2)	—

Total loss before income taxes for Connectivity Solutions	(2)	(13)
Expanets—results of operations	—	(5)

Total loss before income taxes from discontinued operations	$(2)	$(18)

        The $2 million loss on sale in the first quarter of fiscal 2005, associated with the sale of the Company's Connectivity Solutions business, was primarily the result of the finalization of the working capital adjustment in accordance with the asset purchase agreement.

5.     Goodwill and Intangible Assets

        The changes in the carrying value of goodwill for the first quarter of fiscal 2005 by operating segment are as follows:

	Global Communications Solutions	Avaya Global Services	Total
	Dollars in millions
Balance as of September 30, 2004	$187	$70	$257
Goodwill acquired:
Tenovis	257	191	448
Other acquisitions	66	—	66
Impact of foreign currency exchange rate fluctuations	13	9	22

Balance as of December 31, 2004	$523	$270	$793

        The following table presents the components of the Company's acquired intangible assets with finite lives. The amounts relating to the intangible assets arising from the acquisitions of Tenovis and Spectel are based on the preliminary purchase price allocations.

	December 31, 2004			September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	Dollars in millions
Existing technology	$151	$32	$119	$28	$26	$2
Customer relationships and other intangibles	378	9	369	32	2	30

Total amortizable intangible assets	$529	$41	$488	$60	$28	$32

        During the first quarter of fiscal 2005, the Company acquired $401 million of intangible assets in connection with the acquisition of Tenovis consisting of existing technology of $86 million, customer relationships of $285 million and trademarks of $30 million. Other acquisitions during the first quarter of fiscal 2005 resulted in additional existing technology and customer relationships of $31 million and $17 million, respectively. These acquisitions, as well as the impact of foreign currency fluctuations, resulted in an increase of $469 million. The weighted average useful life of the technology, customer relationships, and trademarks are 5 years, 6 years, and 2 years, respectively. For further information concerning these intangible assets, see Note 4 "Business Combinations and Other Transactions."

        Amortization expense for the Company's acquired intangible assets with finite lives was $11 million for the first quarter of fiscal 2005. Estimated amortization expense for the succeeding fiscal years is (i) $69 million in the remainder of fiscal 2005; (ii) $90 million in fiscal 2006; (iii) $81 million in fiscal 2007; (iv) $80 million in fiscal 2008; (v) $80 million in fiscal 2009; and (vi) $88 million thereafter.

        In addition, included in other intangible assets in the Consolidated Balance Sheets as of December 31, 2004 and September 30, 2004 is an intangible asset of $43 million representing unrecognized prior service costs associated with the recording of a minimum pension liability in fiscal 2004, 2003 and 2002. This intangible asset may be eliminated or adjusted as necessary when the amount of minimum pension liability is reassessed, which is conducted at least annually.

6.     Comprehensive Income

        Other comprehensive income is recorded directly to a separate section of stockholders' equity in accumulated other comprehensive loss and includes unrealized gains and losses excluded from the

Consolidated Statements of Income. These unrealized gains and losses for the three months ended December 31, 2004 and 2003 consisted primarily of foreign currency translation, which is not adjusted for income taxes since it primarily relates to indefinite investments in non-U.S. subsidiaries, and unrealized holding gains and losses on securities classified as available for sale.

	Three months ended December 31,
	2004	2003
	Dollars in millions
Net income	$31	$10
Other comprehensive income:
Foreign currency translation adjustments	67	49
Unrealized holding gain on available-for-sale securities	3	—

Total comprehensive income	$101	$59

7.     Supplementary Financial Information

Statements of Income Information

	Three months ended December 31,
	2004	2003
	Dollars in millions
OTHER INCOME (EXPENSE), NET
Loss on long-term debt extinguishment, net	$(41)	$—
(Loss) gain on foreign currency transactions	(3)	3
Interest income	6	3

Total other income (expense), net	$(38)	$6

Balance Sheet Information

	December 31, 2004	September 30, 2004
	Dollars in millions
INVENTORY
Finished goods	$303	$197
Work in process and raw materials	48	42

Total inventory	$351	$239

PROPERTY, PLANT AND EQUIPMENT, NET
Land and improvements	$72	$27
Buildings and improvements	555	394
Machinery and equipment, including rental equipment	780	581
Assets under construction	4	1
Internal use software	199	175

Total property, plant and equipment	1,610	1,178
Less: Accumulated depreciation and amortization	(694)	(669)

Property, plant and equipment, net	$916	$509

Cash Flow Information

	Three months ended December 31,
	2004	2003
	Dollars in millions
NON-CASH TRANSACTIONS
Issuance of common stock	$29	$—
Investment in equity securities	—	6

Total non-cash transactions	$29	$6

CASH USED FOR ACQUISITIONS
Working capital, other than cash	$136	$27
Property, plant and equipment	410	17
Goodwill	514	63
Intangibles and other assets	504	42
Long-term debt	(347)	—
Other liabilities	(834)	(62)
Net assets from discontinued operations	—	10

Net cash used to acquire businesses	$383	$97

8.     Long-Term Debt

        Debt outstanding consists of the following:

	December 31, 2004		September 30, 2004
	Dollars in millions
Debt maturing within one year:
Secured floating rate notes	$109	(1)	$—
Real estate financing	8	(2)	—
LYONs convertible debt, net of discount	—		297	(3)
Other current debt	—		2

Total current portion of long-term debt	$117		$299
Long-term debt:
Secured floating rate notes, net of discount	174	(1)	—
Real estate financing	63	(2)	—
11 1/8% Senior Notes, net of discount, premium and net deferred gain on interest rate swap	14		294	(4)

Total long-term debt	$251		$294

Total debt	$368		$593

(1)
These notes have been fixed at a rate of 6.22% through the entry into an interest rate swap, the fair value of which is also included in the balance. The balance also includes foreign currency impact.

(2)
Represents the debt associated with a real estate financing transaction entered into by Tenovis before its acquisition by the Company.

(3)
The carrying value of the Liquid Yield OptionTM Notes, or LYONs, represented the value of 549,022 notes outstanding. These notes were redeemed for cash or converted into shares of Avaya common stock during the first quarter of fiscal 2005.

(4)
The carrying value of the 11 1/8% Senior Notes due April 2009 ("Senior Notes") as of September 30, 2004 of $294 million is comprised of the aggregate principal amount outstanding of $284 million increased for $5 million of unamortized premium, net of discount and the net unamortized deferred gain of $5 million related to the termination of interest rate swap agreements. All of these notes except for approximately $13 million aggregate principal amount were repurchased for cash through a public tender offer during the first quarter of fiscal 2005 and these notes are no longer secured.

        In addition to the above, an $8 million capital lease obligation of Tenovis is included in other liabilities. See below for a detailed discussion of actions the Company has taken in the first quarter of fiscal 2005 related to its long-term debt.

        The following table summarizes the Company's long-term debt obligations by period as of December 31, 2004:

	Payments due by period
	Total	Less than 1 year	1-3 years(a)	3-5 years(b)	More than 5 years(c)
	Dollars in millions
Total long-term debt obligations	$368	$117	$183	$26	$42

(a)
Includes secured floating rate notes and real estate financing.

(b)
Includes real estate financing and senior notes.

(c)
Includes real estate financing.

Secured Floating Rate Notes

        In November 2001, Tenovis entered into an asset securitization transaction whereby Tenovis Finance Limited, a variable interest entity for which Tenovis is the primary beneficiary, issued Secured Floating Rate Notes due 2013 ("secured floating rate notes") that were secured by a pool of Tenovis's accounts receivable and certain related PBX systems. In accordance with FIN 46(R), the Company consolidated Tenovis Finance Limited upon the acquisition of Tenovis. Tenovis Finance Limited is a special purpose company established to issue the secured floating rate notes and enter into all related financial arrangements.

        The secured floating rate notes are denominated in euros and were originally issued in an aggregate principal amount of $407 million, representing 3,000 notes each having a principal amount of $136,000. The balance as of December 31, 2004 of $283 million includes the remaining balance of the notes acquired as of November 18, 2004, $6 million of unamortized discount, the foreign currency impact for the remainder of the quarter and the fair value of the related interest rate swaps, described below. Interest and principal are payable quarterly on February 14, May 14, August 14 and November 14 of each year in accordance with the amortization schedule resulting in the notes being fully repaid in November, 2007. Payments of $85 million are required for the remainder of fiscal 2005. The notes are collateralized by $835 million of Tenovis's accounts receivable and certain related PBX systems.

        In November 2001, Tenovis Finance Limited entered into two interest rate swap agreements denominated in euros, each with a notional amount of $203 million, which equaled the notional amount of secured floating rate notes outstanding. Mirroring the secured floating rate notes, the interest rate swaps have a final maturity date of November 2007. These interest rate swap agreements were executed in order to convert the secured notes floating rate debt into fixed rate debt, and qualified and were designated as fair value hedges. Under these agreements, Tenovis receives a floating interest rate based on the three-month EURIBOR and pays a fixed interest rate of 4.72%. The swaps are marked to market at each reporting date.

Real Estate Financing

        In February 2004, Tenovis entered into an arrangement to sell one of its properties to a third party and lease it back. In connection with the arrangement, Tenovis provided $19 million as a security deposit. As a result of certain terms, Tenovis maintains continuing involvement in the property, which precludes accounting for the arrangement as a sale under Financial Accounting Standard No. 98 (FAS 98), regarding sale-leaseback transactions. Accordingly, this arrangement was recorded by Tenovis as a secured borrowing. This financing arrangement carries an implicit rate of 7.5% and requires quarterly payments of principal and interest through 2019, at which time Tenovis's right to use the property ceases.

Senior Notes

        On November 1, 2004, the Company commenced a cash tender offer for any and all of its Senior Notes and a consent solicitation to amend the related indenture as described below. The offer included an early consent date of November 15, 2004, and expired on December 1, 2004. The consideration for each $1,000 principal amount of Senior Notes validly tendered by the early consent date and not validly withdrawn and accepted for payment was $1,158.95, which included a consent payment of $30 per $1,000 principal amount.

        As of the early consent date, holders tendered $271 million aggregate principal amount of Senior Notes, and were paid $314 million in cash. An additional $100,000 aggregate principal amount was tendered prior to December 1, 2004, and cash of $113,000 was paid. Upon repurchase of the notes, the Company paid interest of $4 million, which had accrued from October 1, 2004 through November 15, 2004. Following these transactions, there were $13 million aggregate principal amount of the Senior Notes outstanding.

        As a result of the cash tender offer, the Company recognized a pre-tax loss of $41 million, which is included in other income (expense), net for the first quarter of fiscal 2005. This loss consists of (i) $43 million of premiums on the repurchase, (ii) the write-off of $5 million of deferred financing costs and (iii) $1 million of fees, partially offset by the recognition of (iv) $4 million of unamortized net premium recorded at the time of the original debt issuances, and (v) $4 million of deferred gain related to the interest rate swaps.

        As of November 15, 2004, the Company received the requisite consents with respect to the consent solicitation for the adoption of certain proposed amendments to the indenture relating to the Senior Notes. On November 16, 2004, the Company and the trustee for the Senior Notes executed a supplemental indenture, which eliminated substantially all of the restrictive covenants, the reporting requirements and certain events of default from the indenture. Additionally, the supplemental indenture eliminated the requirement under the indenture to provide security for the Senior Notes and accordingly, the Company's obligations under the Senior Notes that remain outstanding are unsecured.

LYONs Convertible Debt

        On October 31, 2004, $238,000 principal amount of LYONs were put to the Company pursuant to the terms of the indenture governing the LYONs for an aggregate redemption price of $129,000. On November 18, 2004, the Company announced that it would redeem for cash all of the outstanding LYONs on December 20, 2004. As provided pursuant to the indenture governing the LYONs, the redemption price was $545.67 per $1,000 principal amount at maturity of LYONs. Prior to December 20, 2004, holders of $549 million principal amount at maturity of LYONs converted their outstanding LYONs into 20,546,199 shares of Avaya common stock pursuant to the terms of the indenture. Pursuant to the indenture, each $1,000 principal amount was exchangeable for 37.4437 shares of Avaya common stock. On December 20, 2004, $61,000 aggregate principal amount at maturity of LYONs, which represented all remaining outstanding LYONs, were redeemed for cash at an aggregate redemption price of $33,000.

Fair Value of Long-Term Debt

        The following table summarizes the number of outstanding LYONs, Senior Notes and the debt acquired with Tenovis, their aggregate carrying values, and their related fair market values as of December 31, 2004 and September 30, 2004:

	December 31, 2004			September 30, 2004
	Number of Notes Outstanding	Carrying Value	Fair Value	Number of Notes Outstanding	Carrying Value	Fair Value
	Dollars in millions
Secured Floating Rate Notes	3,000	$283	$281	—	$—	$—
Real Estate Financing	not applicable	$71	$71	—	$—	$—
LYONs	—	$—	$—	549,022	$297	$307
Senior Notes	13,205	$14	$15	284,395	$289	$330

        In addition to the items in the table above, long-term debt as of September 30, 2004 includes $5 million of net unamortized deferred gain related to the termination of the interest rate swap agreements related to the Senior Notes and $2 million other debt, primarily related to Avaya GlobalConnect, the Company's majority owned subsidiary in India.

        The carrying value of the debt instruments listed above reflects the aggregate principal amount outstanding adjusted for the unamortized discount and premium related to each debt instrument.

        The fair market values of the debt instruments listed above are based upon quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements taking into consideration the underlying terms of the debt.

Credit Facility Amendments

        During October 2004, the Company amended and restated its Five-Year Revolving Credit Facility Agreement (the "credit facility") with a syndicate of banks (the "Lenders"), with Citibank, N.A. acting as agent. The credit facility expires in September 2005.

        The credit facility contains affirmative and restrictive covenants with which Avaya must comply, including: (a) maintaining a minimum amount of earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for exclusions for certain business restructuring charges and related expenses and non-cash charges, or adjusted EBITDA, (b) maintaining a minimum ratio of adjusted EBITDA to interest expense, (c) limitations on the incurrence of indebtedness, (d) limitations on investments and (e) restrictions on the payment of dividends. As of December 31, 2004, the Company was in compliance with all of the covenants included in the credit facility.

        The credit facility provides that from and after the first date that the Company repurchases debt in accordance with the terms of the credit facility or makes an acquisition for a purchase price of $100 million or more, the Company is required to have positive free cash flow for the prior four fiscal quarters and maintain positive free cash flow for each four quarter period thereafter. Free cash flow is defined under the credit facility as net cash provided by (used in) operating activities less capital expenditures and dividends.

        The credit facility currently provides that the Company may use up to $1 billion in cash (excluding transaction fees) and assumed debt for acquisitions completed after September 30, 2004, provided that the Company complies with certain financial covenants. On October 4, 2004, the Company used $107 million in cash to complete the purchase of all of the issued share capital of Spectel. Additionally, on November 18, 2004, the Company used $371 million in cash and assumed $347 million of debt to complete the purchase of all of the issued share capital of Tenovis.

        There are no amounts outstanding under the credit facility. Any amounts drawn will be secured by a security interest in certain assets of the Company and certain subsidiaries as well as pledges of the equity interests in certain of the Company's subsidiaries.

9.     Earnings Per Share of Common Stock

        Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by adjusting net income and weighted average outstanding shares, assuming conversion of all potentially dilutive securities including stock options, restricted stock units, warrants, and convertible debt.

	Three months ended December 31,
	2004	2003
	Dollars and shares in millions, except per share amounts
Earnings Per Common Share—Basic:
Income from continuing operations	$33	$30
Loss from discontinued operations	(2)	(20)

Net income	$31	$10

Weighted average shares—basic	460	421

Earnings per share from continuing operations	$0.07	$0.07
Loss per share from discontinued operations	—	(0.05)

Earnings per share—basic	$0.07	$0.02

Earnings Per Common Share—Diluted:
Income from continuing operations	$33	$30
Interest charges associated with convertible debt	2	1

Income from continuing operations used for diluted EPS	35	31
Loss from discontinued operations	(2)	(20)

Net income used for diluted EPS	$33	$11

Weighted average shares—basic	460	421
Potential dilutive securities:
Assumed exercise of stock options	8	9
Assumed vesting of restricted stock units	—	3
Assumed exercise of warrants	6	5
Assumed conversion of LYONs	18	21

Weighted average shares—diluted	492	459

Earnings per share from continuing operations	$0.07	$0.07
Loss per share from discontinued operations	—	(0.05)

Earnings per share—diluted	$0.07	$0.02

Securities excluded from the computation of diluted earnings per common share
Options(1)	12	31
Warrants(1)	6	7

Total	18	38

(1)
These securities have been excluded from the diluted earnings per common share calculation because their inclusion would have been antidilutive as their exercise prices were higher than the average market price during the period.

10.   Benefit Obligations

        The components of net periodic benefit (credit) cost for U.S. plans for the three months ended December 31, 2004 and 2003 are provided in the table below:

	Pension Benefits—U.S.		Postretirement Benefits—U.S.
	Three months ended December 31,		Three months ended December 31,
	2004	2003	2004	2003
	Dollars in millions
Components of Net Periodic Benefit (Credit) Cost for U.S. Plans
Service cost	$4	$4	$1	$1
Interest cost	42	42	10	10
Expected return on plan assets	(54)	(53)	(3)	(4)
Amortization of unrecognized prior service cost	2	2	2	3
Recognized net actuarial loss	9	4	2	1

Net periodic benefit (credit) cost	$3	$(1)	$12	$11

        The Company also has non-U.S. retirement plans that are accounted for as defined benefit pension plans. The net periodic benefit cost for these plans totaled $4 million for the three-month period ended December 31, 2004, and $1 million for the three-month period ended December 31, 2003. The increase in non-U.S. pension expense is principally attributable to the acquisition of Tenovis, which closed on November 18, 2004.

        The Company provides certain pension and retiree medical benefits for U.S. management employees, neither of which is pre-funded. Consequently, the Company makes payments as these benefits are disbursed. For the three months ended December 31, 2004, the Company made payments for these pension and retiree medical benefits totaling $2 million and $5 million, respectively. As previously disclosed in the Company's financial statements for the year ended September 30, 2004, estimated payments for these U.S. pension and retiree medical benefits during fiscal 2005 remain unchanged at $7 million and $20 million, respectively.

        As a result of the Company's acquisition of Tenovis, the Company has revised its estimate of fiscal 2005 employer contributions to non-U.S. plans to $9 million. Contributions for the three-month period ended December 31, 2004 were less than $1 million.

11.   Stock Compensation Plans

        The Company has a stock compensation plan, which provides for the issuance to eligible employees of nonqualified stock options and restricted stock units representing Avaya common stock. In addition, the Company has a stock purchase plan under which eligible employees have the ability to purchase shares of Avaya common stock at 85% of market value.

        On December 16, 2004, the Compensation Committee of the Board of Directors approved awards of 0.4 million performance vesting restricted stock units to executive officers of the Company pursuant to the terms of the Avaya Inc. 2004 Long Term Incentive Plan. The performance vesting restricted stock units vest upon the achievement of certain targets.

        Additionally, during the three months ended December 31, 2004, the Company granted to eligible employees approximately 5.8 million stock options at a weighted average exercise price of $15.76 per option and approximately 1.4 million restricted stock units at a weighted average market value of $15.93 per unit.

12.   Operating Segments

        The Company reports its operations in two segments—Global Communications Solutions and Avaya Global Services. This structure represents a change from the Company's three-segment structure utilized in fiscal 2004, and better reflects how the businesses are being managed subsequent to the acquisition of Tenovis. The Global Communications Solutions segment, which includes our prior reportable segments of Enterprise Communications Group ("ECG") and Small and Medium Business Solutions ("SMBS"), develops, markets and sells communications systems including IP telephony systems, multi-media contact center infrastructure and converged applications in support of customer relationship management, unified communications applications, appliances such as IP telephone sets and traditional voice communications systems. The Avaya Global Services segment develops, markets and sells comprehensive end-to-end global service offerings that enable customers to plan, design, implement, monitor and manage their converged communications networks worldwide.

        The Global Communications Solutions segment includes the portion of the Tenovis rental and managed services revenue attributed to the equipment portion used in connection with the customer contracts. The portion of the customer contracts attributed to maintenance and other services are included in the Avaya Global Services segment.

        The segments are managed as two individual businesses and, as a result, include certain allocated costs and expenses of shared services, such as information technology, human resources, legal and finance. Costs remaining in the corporate/other unallocated category represent expenses that are not identified with the operating segments, as well as under or over estimated portions of expenses not charged to the segments, as these expenses are allocated on a fixed basis.

        The Company has outsourced all of its manufacturing operations related to its Global Communications Solutions segment to a number of contract manufacturers. All manufacturing of the Company's products is performed in accordance with detailed specifications and product design furnished by the Company and is subject to quality control standards.

        Summarized financial information relating to the Company's reportable segments is shown in the following table:

	Reportable Segments
	Global Communications Solutions	Avaya Global Services	Corporate/Other Unallocated Amounts	Total
	Dollars in millions
Three months ended December 31, 2004
Revenue	$592	$556	$—	$1,148
Operating income	25	56	7	88
Three months ended December 31, 2003
Revenue	$480	$489	$2	$971
Operating income (loss)	2	53	(3)	52

        The following table sets forth the Company's long-lived assets by geographic area:

	December 31,
	2004	2003
	Dollars in millions
U.S.	$459	$460
International:
EMEA—Europe/Middle East/Africa	437	31
APAC—Asia Pacific	14	13
Americas, non-U.S.	6	5

Total international	457	49

Total	$916	$509

        The increase in non-U.S. revenue and non-U.S. long-lived assets was due to the acquisition of Tenovis.

13.   Commitments and Contingencies

Legal Proceedings

        From time to time, the Company is involved in legal proceedings arising in the ordinary course of business. Other than as described below, the Company believes there is no litigation pending against the Company that could have, individually or in the aggregate, a material adverse effect on the Company's financial position, results of operations or cash flows.

Year 2000 Actions

        Three separate purported class action lawsuits are pending against Lucent, Avaya's former parent, one in state court in West Virginia, one in federal court in the Southern District of New York and another in federal court in the Southern District of California. The case in New York was filed in January 1999 and, after being dismissed, was refiled in September 2000. The case in West Virginia was filed in April 1999 and the case in California was filed in June 1999, and amended in 2000 to include Avaya as a defendant. The Company has assumed Lucent's obligations for all of these cases under the Contribution and Distribution Agreement. All three actions are based upon claims that Lucent sold products that were not Year 2000 compliant, meaning that the products were designed and developed without considering the possible impact of the change in the calendar from December 31, 1999 to January 1, 2000. The complaints allege that the sale of these products violated statutory consumer protection laws and constituted breaches of implied warranties.

        A class was certified in the West Virginia state court matter. The certified class in the West Virginia matter includes those persons or entities that purchased, leased or financed the products in question. In addition, the court also certified as a subclass all class members who had service protection plans or other service or extended warranty contracts with Lucent in effect as of April 1, 1998, as to which Lucent failed to offer a free Year 2000-compliant solution. The federal court in the New York action has issued a decision and order denying class certification, dismissing all but certain fraud claims by one representative plaintiff. No class claims remain in this case at this time. The federal court in the California action also issued an opinion and order granting class certification. The class includes any entities that purchased or leased certain products on or after January 1, 1990, excluding those entities who did not have a New Jersey choice of law provision in their contracts and those who did not purchase equipment directly from defendants. The federal court in the California action issued an order staying the action pending the outcome of the West Virginia matter.

        In May 2004, the Company entered into a settlement agreement with the plaintiffs in all of the above-described actions. Under the general terms of the agreement, eligible class members who acquired certain products between 1990 and 1999 may receive credits up to $110 million or a cash alternative. The credits are valid for a three-year period and can be applied toward a 45 percent discount on purchases of new Avaya products and/or a 30 percent discount on Avaya maintenance services. Alternatively, eligible class members may receive a one-time cash payment equal to 25 percent of the credits to which they may be entitled. The state court in West Virginia approved the settlement in July 2004 and issued an order of final approval of the settlement. The claims process commenced in August 2004 and the time period for filing claims expired in October 2004. The Company is now in the process of analyzing the claims to determine the credits and/or payments for which class members may be eligible.

        Pursuant to the terms of the Contribution and Distribution Agreement, Lucent is responsible for 50% of the costs related to these matters in excess of $50 million, including attorneys' fees. The Company has notified Lucent that costs incurred in these matters, including costs expended since these matters commenced in 1999, have exceeded the $50 million threshold. Accordingly, Lucent will be responsible for a portion of the cost of the settlement. Based on existing reserves for these matters, the Company does not believe the settlement will have a material adverse effect on its financial position, results of operations or cash flows.

Commissions Arbitration Demand

        In July 2002, Communications Development Corporation, or CDC, a British Virgin Islands corporation, made formal demand for arbitration for alleged unpaid commissions in an amount in excess of $10 million, stemming from the sale of products from Avaya's businesses that were formerly owned by Lucent involving the Ministry of Russian Railways. In April 2003, CDC initiated the arbitration before the American Arbitration Association. The plaintiff alleges that as a result of agreements entered into between the plaintiff and Avaya, it is owed commissions on sales by Avaya to the Ministry of Russian Railways on a continuing basis. The Company believes that the agreements relating to the plaintiff's claim have expired or do not apply to the products in question. As the sales of products continue, CDC may likely increase its commission demand. The parties have selected arbitrators in this matter. A hearing date has not yet been set.

Variable Workforce Grievances

        The Communications Workers of America and the International Brotherhood of Electrical Workers, unions representing the Company's technicians, have filed grievances regarding an interpretation of the variable workforce agreements ("Agreements") entered into between the Company and the unions in June 2003. The unions allege that Avaya has violated the Agreements by activating some, but not all, variable workforce employees (approximately 850 in total) for duty from August 2003, and not paying such employees for the minimum amount of weeks to which they claim entitlement under their interpretation of the Agreements. After commencement of the arbitration proceeding the parties reached an agreement to resolve this dispute as well as others relating to interpretation of the Agreements on terms which are not material to Avaya's financial position, results of operations or cash flows. The Agreements expired by their terms in December 1, 2004 and the Company no longer has a variable workforce.

Environmental, Health and Safety Matters

        The Company is subject to a wide range of governmental requirements relating to employee safety and health and to the handling and emission into the environment of various substances used in its operations. The Company is subject to certain provisions of environmental laws, particularly in the United States, governing the cleanup of soil and groundwater contamination. Such provisions impose liability for the costs of investigating and remediating releases of hazardous materials at currently or formerly owned or operated sites. In certain circumstances, this liability may also include the cost of cleaning up historical contamination, whether or not caused by the Company. The Company is currently conducting investigation and/or cleanup of known contamination at seven of its current or former facilities either voluntarily or pursuant to government directives. None of the sites is reasonably likely to generate environmental costs that will be individually material nor will environmental costs for all sites in the aggregate be material. There are no known third parties who may be responsible for investigation and/or cleanup at these sites and therefore, for purposes of assessing the adequacy of financial reserves for these liabilities, the Company has not assumed that it will recover amounts from any third party, including under any insurance coverage or indemnification arrangement. Although the Company does not separately track recurring costs of managing hazardous substances and pollutants in ongoing operations, it does not believe them to be material.

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

        The Company assesses the adequacy of environmental reserves on a quarterly basis. The Company does not expect the outcome of these matters to have a material impact on its financial position. Expenditures for environmental matters for the first quarter of fiscal 2005 and fiscal 2004 were not material to the Company's financial position, results of operations or cash flows. Payment for the environmental costs covered by the reserves may be made over a 30-year period.

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

Dollars in millions
Balance as of September 30, 2004	$23
Reductions for payments and costs to satisfy claims	(11)
Accruals for warranties issued during the period*	14

Balance as of December 31, 2004	$26

*
Includes the opening balances of accruals related to acquisitions which occurred in the first quarter of fiscal 2005.

Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements

Letters of Credit

        The Company has entered into uncommitted credit facilities that vary in term totaling $416 million for the purpose of securing third party financial guarantees such as letters of credit which ensure the Company's performance or payment to third parties. As of December 31, 2004, the Company had outstanding an aggregate of $143 million in irrevocable letters of credit and similar third party financial guarantees, of which $10 million are collateralized. The increase in uncommitted credit facilities and outstanding letters of credit compared to September 30, 2004 of $141 million and $83 million, respectively, was primarily due to the acquisition of Tenovis.

Surety Bonds

        The Company arranges for the issuance of various types of surety bonds, such as license, permit, bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. These bonds vary in duration although most are issued and outstanding from six months to three years. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $21 million as of December 31, 2004. Historically, no surety bonds have been drawn upon and there is no future expectation that any surety bonds will be drawm upon.

Purchase Commitments and Termination Fees

        The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and to help assure adequate component supply, the Company enters into purchase agreements with contract manufacturers and suppliers that allow them to produce and procure inventory based upon forecasted requirements provided by the Company. If the Company does not meet these specified purchase commitments, it could be required to purchase the inventory, or in the case of certain agreements, pay an early termination fee. As of December 31, 2004, the maximum potential payment under these commitments was approximately $126 million. Historically, the Company has not been required to pay a charge for not meeting its designated purchase commitments with these suppliers.

Product Financing Arrangements

        The Company sells products to various resellers that may obtain financing from certain unaffiliated third party lending institutions.

        The Company has a product financing arrangement with one U.S. reseller. Avaya is obligated under certain circumstances to repurchase inventory previously sold to this reseller, in the event the lending institution, which financed the transaction, repossesses the reseller's inventory of the Company's products. The Company's obligation to repurchase inventory from the lending institution terminates 180 days from the date of invoicing by the Company to the reseller. The repurchase amount is equal to the price originally paid to the Company by the lending institution for the inventory. This reseller has financed $74 million of inventory purchases under this arrangement as of December 31, 2004, which is the maximum exposure to the Company under this arrangement. There have not been any repurchases made by Avaya since the Company entered into this agreement in March 2001. The Company has estimated the fair value of this guarantee as of December 31, 2004, and has determined that it is not significant. There can be no assurance that the Company will not be obligated to repurchase inventory under this arrangement in the future.

        For the Company's product financing arrangement with resellers outside the U.S., in the event participating resellers default on their payment obligations to the lending institution, the Company is obligated under certain circumstances to guarantee repayment to the lending institution. The repayment amount fluctuates with the level of product financing activity. The guarantee repayment amount reported to the Company from the lending institution was approximately $5 million as of December 31, 2004. The Company reviews and sets the maximum credit limit for each reseller participating in this financing arrangement. There have not been any guarantee repayments by Avaya since the Company entered in this arrangement in October 2000. The Company has estimated the fair value of this guarantee as of December 31, 2004, and has determined that it is not significant. There can be no assurance that the Company will not be obligated to repurchase inventory under this arrangement in the future.

Performance Guarantees

        In connection with the sale of Connectivity Solutions and the sale of a portion of the Expanets business, the Company has assigned its rights and obligations under several real estate leases to the acquiring companies (the "assignees"). The remaining terms of these leases vary from one year to nine years. While the Company is no longer the primary obligor under these leases, the lessor has not completely released the Company from its obligation, and holds it secondarily liable in the event that the assignees default on these leases. The maximum potential future payments the Company could be required to make, if all of the assignees were to default as of December 31, 2004, would be approximately $23 million. The Company has assessed the probability of default by the assignees and has determined it to be remote.

Credit Facility Indemnification

        In connection with its obligations under the amended Credit Facility described in Note 8, "Long-Term Debt", the Company has agreed to indemnify the third party lending institutions for costs incurred by the institutions related to changes in tax law or other legal requirements. While there have been no amounts paid to the lenders pursuant to this indemnity in the past, there can be no assurance that the Company will not be obligated to indemnify the lenders under this arrangement in the future.

Transactions with Lucent

        In connection with the Company's spin-off from Lucent in September 2000, the Company and Lucent executed and delivered the Contribution and Distribution Agreement and certain related agreements.

        Pursuant to the Contribution and Distribution Agreement, Lucent contributed to the Company substantially all of the assets, liabilities and operations associated with its enterprise networking businesses ("the Company's Businesses"). The Contribution and Distribution Agreement, among other things, provides that, in general, the Company will indemnify Lucent for all liabilities including certain pre-distribution tax obligations of Lucent relating to the Company's Businesses and all contingent liabilities primarily relating to the Company's Businesses or otherwise assigned to the Company. In addition, the Contribution and Distribution Agreement provides that certain contingent liabilities not allocated to one of the parties will be shared by Lucent and the Company in prescribed percentages. The Contribution and Distribution Agreement also provides that each party will share specified portions of contingent liabilities based upon agreed percentages related to the business of the other party that exceed $50 million. The Company is unable to determine the maximum potential amount of other future payments, if any, that it could be required to make under this agreement.

        In addition, if the separation from Lucent fails to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code because of an acquisition of the Company's stock or assets, or some other actions of the Company, then the Company will be solely liable for any resulting corporate taxes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview	26
Key Trends and Uncertainties Affecting Our Results	28
Operating Segments	30
Acquisitions and Divestitures	31
Results from Continuing Operations	31
Segment Results	35
Results of Discontinued Operations	38
Liquidity and Capital Resources	38
Forward Looking Statements	44

        "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this quarterly report. The matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See "Forward Looking Statements" at the end of this discussion.

        Our accompanying unaudited consolidated financial statements as of December 31, 2004 and for the three months ended December 31, 2004 and 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission, or the SEC, for interim financial statements, and should be read in conjunction with our consolidated financial statements and other financial information for the fiscal year ended September 30, 2004, which were included in our Annual Report on Form 10-K filed with the SEC on December 13, 2004. In our opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated. Certain prior year amounts have been reclassified to conform to the current interim period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

Overview

Products, Applications and Services

        We are a leading provider of communications systems, applications and services that help enterprises transform their businesses by redefining the way they work and interact with their customers, employees, business partners, suppliers and others. Our goal is to help our customers optimize their enterprise communications networks in order to serve their customers better, enabling them to reduce costs and grow revenue while preserving the security and reliability of their networks. A key component of our strategy is to leverage our substantial experience and expertise in traditional voice communications systems to capitalize on the transition of these traditional voice systems to Internet Protocol, or IP, telephony systems. Internet protocol is a type of protocol, or set of standardized procedures, for the formatting and timing of transmission of communications traffic between two pieces of equipment. We believe our comprehensive suite of IP telephony systems, communications applications and appliances, as supported by our global services organization, transforms the enterprise communications system into a strategic asset of our customers by enabling them to communicate to "anyone, at any place, at any time and in any way" they choose.

        Our product offerings include:

  •
  IP telephony systems;

  •
  multi-media contact center infrastructure and applications in support of customer relationship management;

  •
  unified communications applications, which include voice and multi-media messaging;

  •
  appliances, such as telephone sets; and

  •
  traditional voice communication systems.

        We support our broad customer base with comprehensive global service offerings that enable our customers to plan, design, implement, maintain and manage their communications networks. We believe our global service organization is an important consideration for customers purchasing our products and applications and is a source of significant revenue for us, primarily from maintenance contracts. The skilled professionals of our services organization, together with our networks of business partners and our ability to diagnose customer network faults remotely, can provide 24 hour a day, seven day a week service to our customers around the world. Our end-to-end portfolio of service offerings provides a single point of accountability and includes:

  •
  value-added maintenance services;

  •
  professional services, consulting, design and network integration;

  •
  product implementation; and

  •
  rental and managed services.

Customers and Competitive Advantages

        Our broad customer base is comprised of enterprises in a wide variety of sizes, industries and geographic regions. As a result of our acquisition of Tenovis in November 2004, we have significantly increased our presence in Europe, particularly in Germany. Our customers range in size from small enterprises employing ten employees to large government agencies and multinational companies with over 100,000 employees. Our customers include enterprises operating in a broad range of industries around the world, including financial, manufacturing, media and communications, professional services, health care, education and governmental.

        We are focused on the migration of our customers' traditional voice communications to a converged network that provides for the integration of voice, data, video and other application traffic on a single network. We offer customers the flexibility to implement a new IP telephony system or "IP-enable" their existing voice communication system, thereby preserving their existing communication technology investments and allowing them to implement IP telephony at their own pace. The appliances that operate on converged networks, including IP phones, computer workstations, wireless phones and other devices, are replacing traditional telephones. The flexibility of converged networks offers increased functionality and provides our enterprise customers with the ability to reach the right person at the enterprise, at the right time, in the right place and in the right way, thereby optimizing business interactions and enhancing our customers' ability to grow revenue and reduce costs. Our products, applications and services are driving the integration of communications and business processes, making communications an important component of our customers' business strategies.

        We enjoy several strengths that we believe provide us with a competitive advantage in the enterprise communications market:

  •
  clear focus on the enterprise;

  •
  extensive voice experience and expertise;

  •
  ability to "IP-enable" existing voice communication systems;

  •
  a large installed global customer base;

  •
  a comprehensive suite of industry-leading communications applications;

  •
  a global services organization that offers end-to-end customer solutions; and

  •
  strategic alliances with world-class business partners.

Key Trends and Uncertainties Affecting Our Results

Trends and Uncertainties Affecting Our Revenue

        As general economic conditions improved throughout fiscal 2004 and into fiscal 2005, and as we expanded our operations internationally through acquisitions, our revenue continued to grow. Our revenue for the first quarter of fiscal 2005 includes revenue generated by Tenovis and Spectel, which we acquired during the quarter.

        The following are the key factors currently affecting our revenue:

  •
  Improving economic conditions—An important factor affecting our ability to generate revenue is the effect of general economic conditions on our customers' willingness to spend on information technology and particularly, enterprise communications technology. As economic conditions have gradually improved in most of our markets over the past few years, we have seen indications that enterprises may be more willing to spend on enterprise communications technology than in the past several years. In particular, we believe a continued increase in employment levels is an important indicator in assessing whether enterprises will increase spending on enterprise communications technology. It is not certain, however, whether economic conditions will continue to improve or, more specifically, whether enterprises will significantly increase spending on communications technology in the near term.

  •
  Technology transition—There are several factors that indicate that enterprises may be poised to transition their traditional communications systems to next-generation communications technology. First, IP telephony lines constitute a very small percentage of global installed enterprise telephony lines. In addition, the average age of these enterprise telephony systems is approximately ten years. Although these systems continue to operate reliably after ten years, enterprises typically will consider a new investment in enterprise communications technology at this point in the telephony system's lifecycle. Accordingly, we believe that these enterprises may consider new investments in enterprise communications and if they decide to make such investments, may consider IP telephony. In addition, we have noted over the past year that sales of our IP telephony gateways, which enable enterprises to connect remote locations to their headquarters, continue to be a growing part of our IP telephony portfolio.

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

    Finally, we believe that enterprises are recognizing that IP telephony can help optimize resources by facilitating activities of an enterprise's personnel regardless of their physical location. Using our IP telephony systems and our contact center applications, an enterprise's employees can serve customers globally from any location, thereby helping to maximize efficiency and productivity in the deployment of the enterprise's assets. Other factors enterprises may consider as they decide whether to deploy IP telephony may include whether IP telephony will provide the level of security and reliability provided by traditional telephony systems.

    As a result of the technology transition, however, spending by enterprises on traditional voice communication systems has been declining. Increases in our revenue attributable to sales of IP telephony systems continue to be offset in part by declines in revenue attributable to traditional voice communications systems.

  •
  Acquisition of Tenovis—We believe our acquisition of Tenovis will have a significant, ongoing positive impact on our revenues. The large installed base of European customers which we acquired is expected to enable us to significantly increase our presence in Europe, resulting in additional opportunities to grow our revenues.

  •
  Foreign currency—With our acquisition of Tenovis our international revenues are expected to increase to approximately 40% of our total consolidated revenues. Any continued weakening of the U.S. dollar against other currencies, particularly the euro, will have a positive impact on our reported revenues and profitability. Conversely, any strengthening of the U.S. dollar will have a negative impact.

  •
  Pricing and competitive environment—We have historically operated, and continue to operate, in an extremely competitive environment. Accordingly, we regularly face pricing pressures in the markets in which we operate. We have been able to mitigate the effects of pricing pressures on profitability through our actions to improve gross margins, as described below. For other uncertainties related to the competitive environment in which we operate, see "Forward Looking Statements—We face intense competition from our current competitors and, as the enterprise communications and information technology markets evolve, may face increased competition from companies that do not currently complete directly against us."

        Overall, we have seen some signs of cautious business optimism from our customers. Should economic conditions continue to improve, we believe enterprises may be willing to increase information technology spending and look to upgrade their enterprise communications systems.

Continued Focus on Cost Structure

        During fiscal 2005 we intend to continue our focus on controlling our costs, particularly in relation to our revenue. As a result of the growth of our revenue discussed above and our continued focus on controlling costs, we returned to profitability in the third quarter of fiscal 2003 and have been profitable in each of the six subsequent quarters.

        As discussed in more detail below, our gross margin increased from 46.1% for the first quarter of fiscal 2004 to 47.3% for the first quarter of fiscal 2005. The increase is attributable to increased volumes, an improved mix of hardware and software products, and efficiencies that continue to be realized from our contract manufacturing initiative, as well as cost management actions implemented throughout fiscal 2004 that are continuing in fiscal 2005.

        As a percentage of revenue, selling, general and administrative expenses decreased from 32.2% for the first quarter of fiscal 2004 to 31.1% for the first quarter of fiscal 2005. The decrease is attributable primarily to the increase in revenues and the impact of cost savings actions taken during fiscal 2004 and continuing in fiscal 2005. This decrease is partially offset by the integration costs incurred with our acquisition of Tenovis.

Strategic Use of Cash and Cash Equivalents

        As more fully discussed in "Liquidity and Capital Resources," we have been focused on using cash for strategic acquisitions and debt reduction, as well as generating cash from our operating activities.

We used cash and cash equivalents of $706 million during the quarter ended December 31, 2004, substantially all of which was used for acquisitions and debt reduction. We used net cash of $265 million and $110 million to acquire Tenovis and Spectel, respectively. In addition, we used $314 million to reduce substantially the amount of Senior Notes outstanding. As of September 30, 2004, our cash and cash equivalents exceeded our debt by $1,024 million and as of December 31, 2004, our cash and cash equivalents exceeded our debt by $543 million.

        During the three months ended December 31, 2004, we used $36 million in net cash from operating activities. Cash flows from operating activities in the first quarter of fiscal 2005 were significantly affected by the payment of accrued incentive compensation related to fiscal 2004 results, as well as cash used in connection with the integration of Tenovis. We expect to have positive operating cash flow for the remainder of fiscal 2005.

Current and Future Profitability and its Effect on Deferred Tax Assets

        As of December 31, 2004, we had $431 million in net deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences, which are available to reduce taxable income predominantly in the U.S. in future periods. This amount is net of a valuation allowance, which was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

        We also have a $168 million net deferred tax liability relating to the acquisition of Tenovis in the current quarter arising from intangible assets acquired in our purchase of Tenovis. We continue to analyze our current and future profitability and the probability of the realization of our deferred tax assets in future periods as a result of profitable operations. We have determined that a partial valuation allowance is required until sufficient positive evidence exists to support its reversal.

Operating Segments

        In October 2004, we announced our intention to realign our operating segments to reflect the way we are managing our business after the acquisition of Tenovis. As a result, beginning in the first quarter of fiscal 2005, we are now managing our business based on two operating segments—Global Communications Solutions, which includes our prior reportable segments of Enterprise Communications Group (ECG) and Small and Medium Business Solutions (SMBS), and Avaya Global Services. This realignment of operating segments enables management to assess results of operations in a manner more consistent with our operating structure and go-to-market strategies. Our comparative results for the quarters presented have been reclassified to reflect our new segment structure.

        The following table sets forth the allocation of our revenue among our operating segments and expressed as a percentage of total revenue:

					First Fiscal Quarter
Fiscal 2004							Mix
1Q04	2Q04	3Q04	4Q04		2005	2004	2005	2004	Change
Dollars in millions					Dollars in millions
$480	$493	$506	$565	Global Communications Solutions	$592	$480	52%	50%	$112	23.3%
489	511	510	511	Avaya Global Services	556	489	48%	50%	67	13.7%

969	1,004	1,016	1,076	Total operating segments	1,148	969	100%	100%	179	18.5%
2	2	—	—	Corporate/Unallocated	—	2	0%	0%	(2)	(100.0)%

$971	$1,006	$1,016	$1,076	Total	$1,148	$971	100%	100%	$177	18.2%

        The increase in revenues contributed by the Global Communications Solutions (GCS) segment for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 is primarily due to acquisitions, continued strength in the communications technology marketplace with respect to converged communications systems and applications and the impact of exchange rates. The increase in Avaya Global Services (AGS) revenues is due primarily to the acquisition of Tenovis and increased sales of services in connection with increased sales of products.

Acquisitions and Divestitures

Acquisition of Tenovis

        On November 18, 2004, we acquired all of the issued share capital of Tenovis Germany GmbH, or Tenovis, pursuant to the terms of a Share Purchase Agreement dated October 5, 2004. Tenovis is a major European provider of enterprise communications systems and services. Under the terms of the share purchase agreement we paid $381 million in cash (which includes $10 million of transaction fees associated with the transaction that were not paid to the sellers) and assumed $347 million in debt, including $67 million related to real estate financing. Additionally, we acquired cash and cash equivalents of $116 million, resulting in a net cash outlay related to the acquisition of $265 million. We also recorded $313 million of pension liabilities in connection with this acquisition. Tenovis results are included in our consolidated financial statements as of November 18, 2004.

Other Acquisitions

        On October 4, 2004, we acquired all of the issued share capital of Spectel plc, or Spectel, pursuant to the terms of a Share Purchase Agreement dated August 2, 2004, for $110 million in cash (which includes $6 million of transaction fees associated with the transaction that were not paid to the sellers), net of cash acquired of $3 million. Spectel is a company incorporated in Ireland and a leading provider of audio conferencing solutions. Results from Spectel are included in our consolidated financial statements beginning on October 4, 2004.

        On October 15, 2004, we acquired a 23% share of Agile Software NZ Limited, a software subsidiary of Agile NZ Limited. We intend to integrate its software into our existing portfolio of communications applications.

        On December 15, 2004, we acquired substantially all of the assets of RouteScience Technologies, Inc., a software company based in California focused on products that monitor, assess and optimize network applications.

Results from Continuing Operations

Three Months Ended December 31, 2004 Compared with Three Months Ended December 31, 2003

Revenue

        The increase in revenue compared to the first quarter of fiscal 2004 was driven largely by acquisitions, which added revenues of approximately $129 million ($39 million for sales of products, $31 million for services and $59 million for rental and managed services). In addition to the acquisitions of Tenovis and Spectel in the first quarter of fiscal 2005 and the acquisition of a majority interest in Avaya GlobalConnect (AGC), formerly Tata Telecom Ltd., in the fourth quarter of fiscal 2004, the increase in revenue was also impacted by the inclusion of a full quarter of results from the businesses we acquired from Expanets in November 2003, as compared with the first quarter of fiscal 2004, which included only approximately six weeks of Expanets operations. Also, revenues increased approximately $12 million compared to the first quarter of fiscal 2004 due to foreign currency translation because of the weakening of the U.S. dollar, particularly against the euro. Excluding the results of these acquisitions and the impact of foreign currency translation, consolidated revenue would have been essentially flat compared to the first quarter of fiscal 2004.

        The following table sets forth a comparison of revenue by type:

					First Fiscal Quarter
Fiscal 2004							Mix
1Q04	2Q04	3Q04	4Q04		2005	2004	2005	2004	Change
Dollars in millions					Dollars in millions
$482	$495	$506	$565	Sales of products	$554	$482	48%	50%	$72	14.9%
416	445	446	454	Services	477	416	42%	43%	61	14.7%
73	66	64	57	Rental and managed services	117	73	10%	7%	44	60.3%

$971	$1,006	$1,016	$1,076	Total revenue	$1,148	$971	100%	100%	$177	18.2%

        Higher revenues in all categories were primarily due to the acquisition of Tenovis. Revenue from sales of products was also higher due to continued strength in the communications technology marketplace as we experienced increased sales volumes related to IP telephony systems, software and applications, which offset declines in our traditional telephony systems business. Revenue from services also benefited from a full quarter of results from the Expanets acquisition, which occurred on November 25, 2003, as well as our selling efforts to extend current maintenance contracts and add additional services to existing contracts. These efforts, along with additional services that were sold in connection with increased sales of products, offset erosion of our existing service base. The overall increase in revenue from rental and managed services, which resulted from the acquisition of Tenovis, was partially offset by the renegotiation of some existing managed services annuity contracts that changed the term, scope, and associated pricing upon renewal or extension, as well as a decrease in new managed services contracts.

        The following table sets forth a geographic comparison of revenue:

					First Fiscal Quarter
Fiscal 2004							Mix
1Q04	2Q04	3Q04	4Q04		2005	2004	2005	2004	Change
Dollars in millions					Dollars in millions
$738	$760	$769	$822	U.S.	$734	$738	64%	76%	$(4)	(0.5)%
				International:
128	133	135	142	EMEA—Europe/Middle East/Africa	278	128	24%	13%	150	117.2%
50	59	58	59	APAC—Asia Pacific	74	50	6%	5%	24	48.0%
55	54	54	53	Americas, non-U.S.	62	55	6%	6%	7	12.7%

233	246	247	254	Total international	414	233	36%	24%	181	77.7%

$971	$1,006	$1,016	$1,076	Total revenue	$1,148	$971	100%	100%	$177	18.2%

        U.S. revenues for both of our segments remained essentially unchanged compared to the first quarter of fiscal 2004. Increases in GCS indirect channel revenues were offset by decreases in direct channel revenues. A full quarter of results from the Expanets acquisition, which occurred on November 25, 2003, contributed to a slight increase in AGS revenues.

        Higher revenues in EMEA were primarily attributable to the acquisition of Tenovis, all of whose revenue is reported in this region. Revenues in EMEA also benefited from the improved general economic conditions in the region and increased acceptance of IP telephony, which increased customers' willingness to spend on converged communications technology, as well as currency translation, which had a positive impact as the euro continued to strengthen against the U.S. dollar. Revenues in APAC benefited from the consummation of certain large transactions during the quarter. The acquisition of a majority ownership interest in AGC also had a positive impact on revenues in APAC. Revenues in the Americas, non-U.S. region were higher due to the consummation of certain large transactions in Latin America. Excluding the impact of currency fluctuations and our acquisitions of Tenovis and Spectel, revenues still grew at double-digit rates in all international regions versus the first fiscal quarter of 2004.

        The following table sets forth a comparison of revenue from sales of products by channel:

					First Fiscal Quarter
Fiscal 2004							Mix
1Q04	2Q04	3Q04	4Q04		2005	2004	2005	2004	Change
Dollars in millions					Dollars in millions
$213	$211	$219	$280	Direct	$250	$213	45%	44%	$37	17.4%
269	284	287	285	Indirect	304	269	55%	56%	35	13.0%

$482	$495	$506	$565	Total sales of products	$554	$482	100%	100%	$72	14.9%

        Revenue from sales of products through the direct channel increased primarily due to the acquisition of Tenovis, which sells primarily through the direct channel. The effects of the Tenovis acquisition were partially offset by our effort to redirect the focus of our channel composition to concentrate direct channel efforts on larger customers and transactions. The responsibility of handling many smaller customers and transactions has been transferred to the Company's indirect channel partners, which resulted in higher sales through the indirect channel.

Gross Margin

        The following table sets forth a comparison of gross margin by type:

					First Fiscal Quarter
Fiscal 2004							Percent of Revenue
1Q04	2Q04	3Q04	4Q04		2005	2004	2005	2004	Change
Dollars in millions					Dollars in millions
$260	$259	$273	$328	On sales of products	$309	$260	55.8%	53.9%	$49	18.8%
150	181	183	183	On services	169	150	35.4%	36.1%	19	12.7%
38	31	32	27	On rental and managed services	65	38	55.6%	52.1%	27	71.1%

$448	$471	$488	$538	Total gross margin	$543	$448	47.3%	46.1%	$95	21.2%

        Gross margin on the sales of products increased $49 million primarily due to higher overall product volume without a corresponding increase in primarily fixed overhead costs, the increased proportion of software to hardware in our product mix and the benefits associated with our ongoing cost reduction initiatives. Although part of the increase in product volume is due to the acquisition of Tenovis, the lower margins achieved by Tenovis negatively impacted gross margin percentage on sales of products by approximately 1.5 percentage points.

        Gross margin on services increased $19 million due to the impact of a full quarter's results associated with the acquisition of Expanets, which occurred on November 25, 2003. Our acquisition of Expanets enabled us to increase service revenue without a proportionate increase in cost. This positive impact was partially offset by the acquisition of Tenovis, which negatively impacted gross margin percentage by one percentage point.

        The $27 million increase in gross margin on rental and managed services was primarily due to the acquisition of Tenovis, which provided an increase of $40 million or 13.5 percentage points. This increase was partially offset by lower revenues associated with managed services.

Operating expenses

        The following table sets forth a comparison of operating expenses:

					First Fiscal Quarter
Fiscal 2004							Percent of Revenue
1Q04	2Q04	3Q04	4Q04		2005	2004	2005	2004	Change
Dollars in millions					Dollars in millions
$313	$328	$307	$326	Selling, general and administrative	$357	$313	31.1%	32.2%	$44	14.1%
83	83	89	93	Research and development	98	83	8.5%	8.6%	15	18.1%

$396	$411	$396	$419	Total operating expenses	$455	$396	39.6%	40.8%	$59	14.9%

        The increase in selling, general and administrative (SG&A) expenses is primarily due to the acquisition of Tenovis, as well as the impact of other acquisitions. A full quarter's results from the acquisition of Expanets also increased SG&A expenses; however, as a percentage of revenue, SG&A expenses decreased due to improved operational efficiencies and higher revenues.

        Research and development (R&D) expenses increased due to the acquisition of Tenovis, which added $11 million of expense, including $1 million of acquired in-process R&D expenses recorded upon the acquisition, as well as $3 million of acquired in-process R&D expenses recorded upon the acquisition of Spectel.

Other Income (Expense), Net

        The following table sets forth a comparison of other income (expense), net:

Fiscal 2004					First Fiscal Quarter
1Q04	2Q04	3Q04	4Q04		2005	2004	Change
Dollars in millions					Dollars in millions
$6	$(19)	$(11)	$9	Other income (expense), net	$(38)	$6	$(44)	(733)%

        The change in other income (expense), net is due primarily to the $41 million loss on the repurchase of $271 million aggregate principal amount of Senior Notes in the first quarter of fiscal 2005, and a loss on foreign currency translation of approximately $3 million.

Interest Expense

        The following table sets forth a comparison of interest expense:

Fiscal 2004					First Fiscal Quarter
1Q04	2Q04	3Q04	4Q04		2005	2004	Change
Dollars in millions					Dollars in millions
$21	$19	$14	$12	Interest expense	$10	$21	$(11)	(52)%

        The decrease in interest expense is due to lower year over year debt levels. Overall debt decreased primarily due to the repurchases of our Senior Notes in fiscal 2004 and the first quarter of fiscal 2005, as well as the redemption for cash and conversion into common stock of our LYONs in the first quarter of fiscal 2005.

Provision for Income Taxes

        The following table sets forth a comparison of the provision for (benefit from) income taxes:

Fiscal 2004					First Fiscal Quarter
1Q04	2Q04	3Q04	4Q04		2005	2004	Change
Dollars in millions					Dollars in millions
$7	$(81)	$9	$16	Provision for (benefit from) income taxes	$7	$7	$—	0%

        The provision for income taxes in the first quarter of fiscal 2005 was composed of state and foreign income taxes. The provision for income taxes in the first quarter of fiscal 2004 included a $5 million provision for state and foreign income taxes and a $2 million provision for other adjustments.

Segment Results

        As discussed above, we changed our operating segment structure effective October 2004. The results for the quarters presented have been reclassified to reflect our new segment structure.

Global Communications Solutions

        The Global Communications Solutions segment sells communications systems and converged voice applications designed for both large and small enterprises. Our offerings in this segment include IP telephony systems, multi-media contact center infrastructure and applications in support of customer relationship management, unified communications applications and appliances, and traditional voice communications systems.

        Large Communications Systems are IP and traditional telephony systems marketed to large enterprises. These systems include:

  •
  media servers which put voice applications such as call processing on the customer's local area network;

  •
  media gateways which support traffic routing between traditional voice and IP telephony systems, providing enterprises with the flexibility to implement a new IP telephony system or to "IP-enable" an existing voice communications system, thereby helping to preserve existing communications technology investments;

  •
  associated appliances, such as telephone handsets;

  •
  Avaya Integrated Management, a Web-based comprehensive set of tools that manages complex voice and data network infrastructures; and

  •
  Avaya™ Extension to Cellular solution, which transparently bridges any cell phone to any Avaya communications server.

        Small Communications Systems are IP and traditional telephony systems marketed to small enterprises. These systems include:

  •
  Avaya™ IP Office, an IP telephony solution for small and medium-sized enterprises, which can be deployed for enterprises with 2 to 256 stations and features full voice and data remote access, call distribution and alternate call routing for low cost and highest voice quality;

  •
  associated appliances, such as telephone handsets; and

  •
  media servers for voice applications used by smaller businesses.

        Converged Voice Applications consist of applications for multi-media contact centers and unified communications. These include:

  •
  Avaya Communications Manager, a voice application software that manages call processing, facilitates secure customer interactions across a variety of media and supports a range of Avaya and third-party applications; and

  •
  other applications that facilitate and enhance interaction in an enterprise with customers, partners, suppliers and employees.

        The following table sets forth revenue by similar class of products within the Global Communications Solutions segment:

					First Fiscal Quarter
Fiscal 2004							Mix
1Q04	2Q04	3Q04	4Q04		2005	2004	2005	2004	Change
Dollars in millions					Dollars in millions
$280	$295	$299	$336	Large Communications Systems	$354	$280	60%	58%	$74	26.4%
54	58	57	59	Small Communications Systems	69	54	12%	11%	15	27.8%
129	131	133	159	Converged Voice Applications	150	129	25%	27%	21	16.3%
17	9	17	11	Other	19	17	3%	4%	2	11.8%

$480	$493	$506	$565	Total revenue	$592	$480	100%	100%	$112	23.3%

        The increase in total revenue for GCS was primarily attributable to the current period acquisitions, particularly Tenovis. GCS revenues were also positively impacted by approximately $6 million of foreign currency translation. Additionally, revenue from IP telephony systems, software and applications continued to grow, offsetting declines in our traditional telephony systems business. This change in product mix reflects the continued migration our customers are making to IP-based communications. Due to the acquisition of Tenovis, certain amounts presented for the first quarter of fiscal 2005 represent allocations of Tenovis revenues.

        The following table sets forth operating income (loss) of the Global Communications Solutions segment:

					First Fiscal Quarter
Fiscal 2004							Percent of Revenue
1Q04	2Q04	3Q04	4Q04		2005	2004	2005	2004	Change
Dollars in millions					Dollars in millions
$2	$(3)	$17	$55	Operating income (loss)	$25	$2	4.2%	0.4%	$23	1150.0%

        The increase in operating income was primarily related to greater sales volumes coupled with a more favorable product mix with respect to software and applications which created improved product margins. In addition, expenses grew at a slower rate in comparison to revenue due to operational efficiencies. The acquisition of Tenovis also positively impacted operating income by $2 million, but slightly decreased operating income margin.

Avaya Global Services

        The Avaya Global Services segment is focused on supporting our broad customer base with comprehensive end-to-end global service offerings that enable our customers to plan, design,

implement, monitor and manage their converged communications networks worldwide. AGS provides its services through the following offerings:

  Maintenance—AGS monitors and optimizes customers' network performance ensuring availability and keeps communication networks current with the latest software releases. In the event of an outage, our customers receive the on-site support they need to recover quickly.

  Implementation and integration services—Through operation, implementation and integration specialists worldwide, AGS helps customers leverage and optimize their multi-technology, multi-vendor environments through the use of contact centers, unified communication networks, and IP telephony.

  Rental and managed services—AGS supplements our customers' in-house staff and manages complex multi-vendor, multi-technology networks, optimizes network performance and configurations, backs up systems, detects and resolves faults, performs moves, adds, and changes and manages our customers' trouble tickets and inventory.

        The following table sets forth revenue by similar class of services within the Avaya Global Services segment:

					First Fiscal Quarter
Fiscal 2004							Mix
1Q04	2Q04	3Q04	4Q04		2005	2004	2005	2004	Change
Dollars in millions					Dollars in millions
$343	$362	$359	$358	Maintenance	$371	$343	67%	70%	$28	8.2%
73	83	87	95	Implementation and integration services	103	73	18%	15%	30	41.1%
73	66	64	57	Rental and managed services	79	73	14%	15%	6	8.2%
—	—	—	1	Other	3	—	1%	0%	3	n/a

$489	$511	$510	$511	Total revenue	$556	$489	100%	100%	$67	13.7%

        The increase in total revenue for AGS was primarily attributable to the acquisition of Tenovis. AGS revenues were also positively impacted by approximately $6 million due to foreign currency translation. The growth in the contract-related maintenance business was also due to a full quarter of results from the Expanets acquisition which occurred on November 25, 2003, as well as our ongoing focus on the retention of existing customers. Sales increases in the transactional business of implementation and integration services were also driven by the growth in sales of products, in addition to several large infrastructure enhancement projects. The increase in rental and managed services due to the acquisition of Tenovis was partially offset by the renegotiation of some existing managed service annuity contracts that changed the term, scope, and associated pricing upon renewal or extension.

        The following table sets forth operating income of the Avaya Global Services segment:

					First Fiscal Quarter
Fiscal 2004							Percent of Revenue
1Q04	2Q04	3Q04	4Q04		2005	2004	2005	2004	Change
Dollars in millions					Dollars in millions
$53	$63	$68	$65	Operating income	$56	$53	10.1%	10.8%	$3	5.7%

        The increase in operating income was primarily related to higher revenues associated with contract-based maintenance, and to a lesser extent, higher revenues associated with lower margin implementation and integration services. Additionally, the Company experienced slightly lower operating expenses due to improved operational efficiencies. These positive results were partially offset by a decline in managed services revenues. Our operating income margin was also negatively impacted by one percentage point due to the acquisition of Tenovis.

Corporate/Unallocated

        Revenues that are not associated with one of our operating segments are presented under Corporate/Unallocated. Revenue of $2 million in the first quarter of fiscal 2004 represents sales associated with the acquisition of Expanets. These sales were not allocated to one of our operating segments because the sales were of non-Avaya products that were ordered prior to the acquisition, and were consummated subsequent to the closing of the acquisition.

        Operating income of $7 million in the first quarter of fiscal 2005 and operating loss of $3 million in the first quarter of fiscal 2004 are due to a combination of certain corporate overhead expenses not charged to the operating segments and over/under absorbed corporate overhead expenses. At the beginning of each fiscal year, the amount of certain corporate overhead expenses to be charged to operating segments is determined and fixed for the entire year based on fully absorbing the planned overhead expenses. Any over/under absorption compared to the fixed allocations is reported under Corporate/Unallocated. The $7 million operating income recorded for the first quarter of fiscal 2005 relates primarily to over-absorption of certain incentive awards, partially offset by acquisition integration expenses.

Results of Discontinued Operations

        The $2 million loss from discontinued operations in the first quarter of fiscal 2005 was primarily the result of the finalization of the working capital adjustment related to the sale of our Connectivity Solutions business, in accordance with the asset purchase agreement.

Liquidity and Capital Resources

        During the first quarter of fiscal 2005, we focused on reducing the amount of our debt, while balancing our cash needs for strategic acquisitions. Our cash and cash equivalents decreased to $911 million as of December 31, 2004 from $1,617 million as of September 30, 2004.

        As part of our de-leveraging strategy, we called and repurchased all of our remaining outstanding LYONs (after substantially all the holders of LYONs converted their LYONs into Avaya common stock shortly before the repurchase date) and repurchased substantially all of our outstanding Senior Notes during the first quarter of fiscal 2005. These reductions in debt were partially offset by the closing of the Tenovis acquisition and the assumption of certain related debt. The impact of these transactions is described in the "Investing Activities" and "Financing Activities" discussions below. Primarily as a result of these actions, we reduced our debt balance from $593 million as of September 30, 2004 to $368 million as of December 31, 2004.

Sources and Uses of Cash for the Three Months Ended December 31, 2004

        A condensed statement of cash flows for the three months ended December 31, 2004 and 2003 follows:

	First Fiscal Quarter
	2005	2004
	Dollars in millions
Net cash provided by (used for):
Operating activities from continuing operations	$(36)	$(27)
Investing activities from continuing operations	(400)	(122)
Financing activities from continuing operations	(288)	16
Effect of exchange rate changes on cash and cash equivalents	18	9

Net decrease in cash and cash equivalents from continuing operations	(706)	(124)
Net decrease in cash and cash equivalents from discontinued operations	—	(24)
Cash and cash equivalents at beginning of year	1,617	1,192

Cash and cash equivalents at end of quarter	$911	$1,044

Operating Activities

        Our net cash used for operating activities from continuing operations was $36 million for the first quarter of fiscal 2005, compared to $27 million for the first quarter of fiscal 2004. Our increased use of cash from operating activities was primarily driven by higher incentive payments and interest payments, partially offset by increased profitability.

        Higher incentives—The first quarter of fiscal 2005 includes payments of management incentives based on the full fiscal year 2004's performance, whereas the payments paid during the first quarter of fiscal 2004 were based on only the second half of fiscal 2003. The higher payments are also attributable to the significantly increased profitability of the Company in fiscal 2004 compared to fiscal 2003.

        Interest payments—In connection with the debt repurchases during the quarter, we made cash payments of $20 million for interest that would have been paid later if the debt had not been repurchased.

        Improvement in Net Income—We generated net income of $31 million for the first quarter of fiscal 2005 compared to $10 million in the same quarter last year, a $21 million year-over-year improvement. This improvement was due to a $177 million increase in revenue, with higher gross margins due to increased volumes, favorable product mix and continued cost reductions.

        Accounts Receivable, Net—The following summarizes our accounts receivable, net and related metrics:

	December 31, 2004	September 30, 2004	Change
	Dollars in millions
Accounts receivable, gross	$817	$744	$73
Allowance for doubtful accounts	(43)	(48)	5

Accounts receivable, net	$774	$696	$78

Days sales outstanding (DSO)	61 days	58 days	+3 days
Past due receivables as a percent of gross receivables	24.2%	13.3%	+10.9%

        Our accounts receivable and DSO are typically affected by the trending of our shipments and by the timing of collections. Our DSO was adversely impacted by recording acquired accounts receivable on a partial quarter's revenue in connection with the Tenovis acquisition. Payment terms for Tenovis customers are generally net 10 days, which is shorter than the terms generally offered to Avaya customers. The inclusion of Tenovis and Spectel receivables resulted in consolidated past due receivables as a percentage of gross receivables deteriorating by approximately 7.7 percentage points compared to September 30, 2004. The remainder of the deterioration in the past due percentage, approximately 3.2 points, was primarily due to the timing of billings to our U.S. customers during the first quarter of fiscal 2005.

        Inventory—The following summarizes our inventory and inventory turnover:

	December 31, 2004	September 30, 2004	Change
	Dollars in millions
Finished goods	$303	$197	$106
Work in process and raw materials	48	42	6

Total inventory	$351	$239	$112

Inventory turnover	6.9 times	9.0 times	-2.1 times

        Our inventory balance increased by 47% primarily as a result of inventory acquired from Tenovis. Our inventory turnover was adversely impacted by approximately 1.3 turns by recording acquired inventory on a partial quarter's costs in connection with the Tenovis acquisition. We continue to manage our inventory levels to accommodate anticipated customer demand while at the same time looking for ways to minimize our inventory costs.

        Accounts Payable—The following summarizes our accounts payable:

	December 31, 2004	September 30, 2004	Change
	Dollars in millions
Accounts payable	$437	$345	$92

        Our accounts payable increased primarily as a result of trade payables recorded related to our acquisitions.

Investing Activities

        Net cash used for investing activities was $400 million for the first quarter of fiscal 2005, compared with $122 million for the same quarter last year. Activities in the current quarter include $383 million, net, used for acquisitions, including $265 million for Tenovis and $110 million for Spectel. We also used $22 million for capital expenditures and $14 million for capitalized software development costs.

Financing Activities

        Net cash used for financing activities was $288 million for the first quarter of fiscal 2005, compared with net cash provided by financing activities from continuing operations of $16 million for the same quarter last year. Cash used in the current quarter consisted primarily of $314 million to repurchase substantially all of our Senior Notes in a public tender offer. This use of cash was partially offset by $29 million of cash received in connection with the issuance of common stock under our employee stock purchase plan and stock option plans.

Cash Flows of Discontinued Operations

        Discontinued operations did not use or provide cash for the first quarter of fiscal 2005. Net cash used in discontinued operations for the same quarter last year was $19 million for Connectivity Solutions and $5 million for Expanets.

Future Cash Requirements and Sources of Liquidity

Future Cash Requirements

        Our primary future cash requirements will be to fund working capital requirements and capital expenditures, to service the debt we assumed in connection with the Tenovis acquisition, and for employee benefit obligations.

        Specifically, we expect our primary cash requirements for the remainder of fiscal 2005 to be as follows:

  •
  Debt repayments—We acquired debt of approximately $347 million in connection with the Tenovis acquisition, of which $91 million in principal and interest is scheduled for repayment in fiscal 2005. We may make prepayments of debt in the future.

  •
  Capital expenditures—We expect to spend approximately $101 million for capital expenditures and approximately $28 million for capitalized software development costs.

        In addition, we may use cash in the future to make strategic acquisitions.

Future Sources of Liquidity

        We expect our primary source of cash during the remainder of fiscal 2005 to be positive net cash provided by operating activities. We expect that growth in our revenues and continued focus on accounts receivable and inventory management and cost containment will enable us to continue to generate positive net cash from operating activities.

        Based on past performance and current expectations, we believe that our existing cash and cash equivalents of $911 million and our net cash provided by operating activities will be sufficient to meet our future cash requirements described above. We also believe we have sufficient cash and cash equivalents for future acquisitions. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

        During October 2004, we and a syndicate of lenders amended our Five Year Revolving Credit Facility Agreement, or the credit facility. The credit facility expires in September 2005, and we intend to negotiate a new credit facility during fiscal 2005. Our credit facility imposes, and any future indebtedness may impose, various restrictions and covenants which could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. Our existing cash and cash equivalents and net cash provided by operating activities may be insufficient if we face unanticipated cash needs such as the funding of a future acquisition or other capital investment. Furthermore, if we acquire a business in the future that has existing debt, our debt service requirements may increase, thereby increasing our cash needs.

        If we do not generate sufficient cash from operations, face unanticipated cash needs such as the need to fund significant strategic acquisitions or do not otherwise have sufficient cash and cash equivalents, we may need to incur additional debt or issue equity. In order to meet our cash needs we may, from time to time, borrow under our credit facility or issue other long- or short-term debt or equity, if the market and the terms of our existing debt instruments permit.

Uncertainties Regarding Our Liquidity

        We believe the following uncertainties exist regarding our liquidity:

  •
  Ability to Increase Revenue—Our ability to generate net cash from operating activities has been a primary source of our liquidity. If our revenue were to stagnate or decline, our ability to generate net cash from operating activities in a sufficient amount to meet our cash needs would be adversely affected.

  •
  Impact of Tenovis Acquisition—Our recent acquisition of Tenovis could affect our liquidity in several ways. First, the integration of Tenovis's business and operations into ours will require significant cash resources. Second, although we conducted a customary due diligence investigation of Tenovis's business and operations prior to the acquisition, because we only recently completed the acquisition, we cannot yet determine with certainty the amount of cash that will be needed to fund Tenovis's operations on an ongoing basis.

  •
  Debt Ratings—Our ability to obtain external financing and the related cost of borrowing are affected by our debt ratings. See "Debt Ratings."

  •
  Future Acquisitions—We may from time to time in the future make additional acquisitions. Such acquisitions may require significant amounts of cash or may result in increased debt service requirements to the extent we assume or incur debt in connection with such acquisition or acquisitions.

Fair Value of Financial Instruments

        The fair values of our secured floating rate notes (including the related interest rate swaps) and our real estate financing were $281 million and $71 million, respectively, as of December 31, 2004. The estimated aggregate fair market value of the Senior Notes decreased from September 30, 2004 by $315 million to $15 million as of December 31, 2004, due to the repurchase of $271 million principal amount of these notes, and the corresponding decreases in the net premium and termination of the interest rate swaps. The LYONs estimated aggregate fair value as of September 30, 2004 was $307 million, and was completely eliminated following the redemption of all remaining LYONs on December 20, 2004. The fair market values are based upon quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements taking into consideration the underlying terms of the debt.

        The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term maturity and variable rates of interest.

        We assumed two interest rate swaps in connection with our acquisition of Tenovis. These interest rate swaps, which were entered into in order to effectively convert our secured floating-rate notes into fixed rate notes, have a fair value of $10 million as of December 31, 2004. Note 8 to our consolidated financial statements contains more information.

        We conduct our business on a multi-national basis in a wide variety of foreign currencies. We are therefore subject to the risk associated with foreign currency exchange rates and interest rates that could affect our results of operations, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We use derivative financial instruments to reduce earnings and cash flow volatility associated with foreign exchange rate changes. Derivative financial instruments are used as risk management tools and not for speculative or trading purposes. As of December 31, 2004 and September 30, 2004, the estimated fair values of our foreign currency forward contracts were $22 million and $8 million, respectively, and were included in other current assets. The estimated fair values of these forward contracts were based on market quotes obtained through independent pricing sources.

Debt Ratings

        Our ability to obtain external financing and the related cost of borrowing is affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. Debt ratings and outlooks as of December 31, 2004 and September 30, 2004 are as follows:

	December 31, 2004		September 30, 2004
	Debt Ratings	Outlook	Debt Ratings	Outlook
Moody's:
Issuer rating	B2	Positive	B2	Positive
Senior notes	B1	Positive	B1	Positive
Senior implied rating	B1	Positive	B1	Positive
Standard & Poor's:
Long-term senior unsecured debt	B+	Positive	B	Positive
Senior notes	withdrawn during Q1		B+	Positive
Corporate credit	B+	Positive	B+	Positive

        On January 19, 2005, Moody's simultaneously withdrew the ratings of the Senior Notes that have been substantially redeemed and upgraded the senior implied rating to Ba3 and issuer rating for Avaya to B1. On January 27, 2005, Standard & Poor's simultaneously raised our corporate credit rating to BB, with an outlook revised to stable, and withdrew the rating on the long-term senior unsecured debt.

Credit Facility

        Our credit facility contains affirmative and restrictive covenants that Avaya must comply with, including: (a) maintaining a minimum amount of earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for certain business restructuring charges and related expenses and non-cash charges, or adjusted EBITDA, (b) maintaining a minimum ratio of adjusted EBITDA to interest expense, (c) limitations on the incurrence of indebtedness, (d) limitations on investments and (e) restrictions on the payment of dividends. As of December 31, 2004, we were in compliance with all of the covenants included in the credit facility.

        As of September 30, 2004, the Company had the ability to use an additional $96 million in cash to repurchase long-term debt (other than LYONs). Under the October 2004 amendment, Avaya may use up to $360 million for all debt prepayments or repurchases after September 30, 2004. During November 2004, the Company used $314 million of this amount to repurchase Senior Notes, leaving $46 million available after such time for prepayments or repurchases.

        The credit facility currently provides that we may use up to $1 billion in cash (excluding transaction fees) and assumed debt for acquisitions completed after September 30, 2004, provided that we comply with certain financial covenants. On October 4, 2004, we used $107 million in cash to complete the purchase of all of the issued share capital of Spectel. Additionally, on November 18, 2004, we used $371 million in cash and assumed $347 million of debt to complete the purchase of all of the issued share capital of Tenovis.

        As of December 31, 2004 and September 30, 2004, there were no amounts outstanding under our credit facility, and we have not borrowed under our credit facility since the second quarter of fiscal 2002. We believe our credit facility provides us with an important source of backup liquidity. We and our lenders have amended the credit facility at different times generally to provide additional flexibility to make acquisitions and repurchase outstanding indebtedness. Our credit facility expires in September 2005, and we intend to negotiate a new credit facility during fiscal 2005. See Note 8, Long-Term Debt, to our consolidated financial statements for a more detailed discussion of our credit facility.

Forward Looking Statements

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

        Our disclosure and analysis in this report contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

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

        Except as may be required under the federal securities laws, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

        The risks and uncertainties referred to above include, but are not limited to:

  •
  price and product competition,

  •
  rapid technological development,

  •
  dependence on new product development,

  •
  the mix of our products and services,

  •
  customer demand for our products and services,

  •
  risks related to inventory, including warranty costs, obsolescence charges, excess capacity and material and labor costs,

  •
  the ability to successfully integrate acquired companies,

  •
  the ability to attract and retain qualified employees,

  •
  control of costs and expenses,

  •
  the ability to form and implement alliances,

  •
  the economic, political and other risks associated with international sales and operations, including increased exposure to currency fluctuations as a result of our acquisition of Tenovis,

  •
  U.S. and non-U.S. government regulation, and

  •
  general industry and market conditions and growth rates and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations.

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

Risks Related To Our Revenue and Business Strategy

Although our revenue has continued to increase since 2003, we experienced significant revenue declines during 2001, 2002 and 2003, and if employment levels decline or business capital spending, particularly for enterprise communications products, applications and services, does not improve or deteriorates, our revenue may not grow or may decline, and our operating results may be adversely affected.

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

        Our revenue increased from $3,796 million in fiscal 2003 to $4,069 in fiscal 2004 and from $971 million in the first quarter of fiscal 2004 to $1,148 million in the first quarter of fiscal 2005. Our operating results for the first quarter of fiscal 2005 include the operating results of Tenovis from November 18, 2004.

        Our operating results are significantly affected by the impact of economic conditions on the willingness of enterprises to make capital investments, particularly in enterprise communications technology and related services. Although general economic conditions have improved recently, we believe that enterprises continue to be concerned about their ability to increase revenues and thereby increase their profitability. Accordingly, they have tried to maintain or improve profitability through cost control and constrained capital spending. Furthermore, we believe that employment levels are an important indicator in assessing whether enterprises will increase spending on enterprise communications technology. Because it is not certain whether employment levels will rise or whether enterprises will otherwise increase spending on enterprise communications technology significantly in the near term, we could experience continued pressure on our ability to increase our revenue.

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

        Our traditional enterprise voice communications systems and the advanced communications products and applications described above are a part of our GCS segment. If we are unsuccessful in executing our strategy, the contribution to our results from this segment may fail to grow or may decline, reducing our overall operating results and thereby requiring a greater need for external capital resources. Our AGS segment may also be adversely affected to the extent that services revenues are related to sales of these products and applications.

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

  •
  increase the performance and reliability of new products and ensure that the performance and reliability of these products meets our customers' expectations;

  •
  acquire key technologies through licensing, development contracts, alliances and acquisitions;

  •
  retrain our services employees to service the new products and applications, and take other measures to ensure we can deliver consistent levels of service globally to our multinational customers;

  •
  enhance our services organization's ability to identify whether Avaya or non-Avaya sources are causing network faults as converged networks move from closed, proprietary networks to standards-based networks;

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

        Historically, our Global Communications Solutions businesses have competed against other providers of enterprise voice communications systems such as Nortel Networks Corporation, Siemens Aktiengesellschaft, Alcatel S.A. and NEC Corporation. As we focus on the development and marketing of advanced communications systems, such as IP telephony systems, we face intense competition from these providers of voice communications systems as well as from data networking companies such as Cisco Systems, Inc. and 3Com Corp. In addition, because the market for our products is subject to rapid technological change, as the market evolves we may face competition in the future from companies that do not currently compete in the enterprise communications market, including companies that currently compete in other sectors of the information technology, communications and software industries or communications companies that serve residential rather than enterprise customers. In particular, as the convergence of enterprise voice and data networks becomes more widely deployed by enterprises, the business, information technology and communication applications deployed on converged networks become more integrated, and these technologies continue to move from a proprietary environment to an open standards-based environment, we may face increased competition from current leaders in information technology infrastructure, information technology, personal and business applications and the software that connects the network infrastructure to those applications. Competition from these potential market entrants may take many forms, including offering products and applications similar to those we offer as part of a larger, bundled offering.

        Several of these existing competitors have, and many of our future competitors may have, greater financial, personnel, research and other resources, more well-established brands or reputations and broader customer bases than we and as a result, these competitors may be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements. Some of these competitors may have customer bases that are more geographically balanced than ours and therefore, may be less affected by an economic downturn in a particular region. Competitors with greater resources also may be able to offer lower prices, additional products or services or other incentives that we cannot match or do not offer. In addition, existing customers of data networking companies that compete against us may be inclined to purchase enterprise communications systems from their current data networking vendor than from us. We cannot predict with precision which competitors may enter our markets in the future, what form such competition may take or whether we will be able to respond effectively to the entry of new competitors into our markets or the rapid evolution in technology and product development that has characterized our markets. In addition, in order to effectively compete with any new market entrant, we may need to make additional investments in our business or use more capital resources than our business currently requires or reduce prices, which may adversely affect our profitability.

Risks Related To Our Operations

If we are unable to effectively integrate the acquired Tenovis businesses into ours, our operating results may be adversely affected and even if we are successful, integration of these businesses and the business associated with our majority interest in Avaya GlobalConnect may require significant resources and management attention, including the effort required to implement disclosure controls and procedures and to extend our internal control over financial reporting to these acquired businesses.

        In November 2004, we acquired all of the issued share capital of Tenovis, a company incorporated and headquartered in Germany, with offices in Austria, Belgium, France, Germany, Italy, Spain, Switzerland and the Netherlands. In addition, in August 2004, we acquired a majority interest in Avaya GlobalConnect, formerly known as Tata Telecom Ltd., a public company formed and operating in India.

        In order to realize the intended benefits of the Tenovis acquisition, or any acquisition we make in the future, we must effectively integrate these businesses or any future acquired business into ours. The Tenovis acquisition may be made more complicated by the fact that it is the largest acquisition we have made to date and we have relatively little experience integrating acquisitions outside the United States. Integration of these acquired companies may result in problems related to integration of technology, management, personnel, or products. We may not be able to successfully integrate any acquired businesses into ours. If we fail to successfully integrate these acquisitions or if they fail to perform as we anticipated, our existing businesses and our revenue and operating results could be adversely affected. If the due diligence and audit of the operations of these acquired businesses performed by us and by third parties on our behalf was inadequate or flawed, we could later discover unforeseen financial or business liabilities, or the acquired businesses may not perform as expected. Additionally, any recent or future acquisition could result in difficulties assimilating acquired operations and products, the diversion of capital and management's attention away other business issues and opportunities. Acquisitions could also have a negative impact on our results of operations if it is subsequently determined that goodwill or other acquired intangible assets are impaired, thus resulting in an impairment charge in a future period.

        In addition, we are continuing to implement disclosure controls and procedures and to extend our internal control over financial reporting to Tenovis and Avaya GlobalConnect. At the same time, we are preparing for our assessment and our internal auditor's review of our internal control over financial reporting in fiscal 2005. This overall assessment is a costly and complex task that is subject to evolving standards, and requires large amounts of internal personnel resources as well as consultants, significant management time and attention, and material amounts of training. Implementing disclosure controls and procedures, extending internal control over financial reporting and performing the required assessment at the acquired businesses will likely require additional significant resources and management attention, make our overall assessment and integration of these acquisitions more complex and may otherwise disrupt our operations.

        Our ability to implement disclosure controls and procedures and to extend our internal control over financial reporting to Tenovis and Avaya GlobalConnect is made more difficult by several factors that are set forth in "Controls and Procedures."

We depend on contract manufacturers to produce all of our products and if these manufacturers are unable to fill our orders on a timely and reliable basis, we will likely be unable to deliver our products to meet customer orders or satisfy their requirements.

        We have outsourced all of our manufacturing operations. Our ability to realize the intended benefits of our manufacturing outsourcing initiative depends on the willingness and ability of our contract manufacturers to produce our products. We may experience significant disruption to our operations by outsourcing too much of our manufacturing. If a contract manufacturer terminates its relationship with us or is unable to fill our orders on a timely basis, we may be unable to deliver the affected products to meet our customers' orders, which could delay or decrease our revenue or otherwise have an adverse effect on our operations. Additionally, our outsourcing agreement with our most significant contract manufacturer, Celestica, expires in May 2006. The agreement will automatically renew for successive one-year terms unless either party elects to terminate the agreement by giving notice to the other party six months prior to the expiration of the renewal term. We rely on outside sources for the supply of the components of our products and for the finished products that we purchase from third parties. Delays or shortages associated with these components could cause significant disruption to our operations.

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

        In addition, we rely on the security of our information systems, among other things, to protect our proprietary information and information of our customers. If we do not maintain adequate security procedures over our information systems, we may be susceptible to computer hacking, cyberterrorism or other unauthorized attempts by third parties to access our proprietary information or that of our customers. Even if we are able to maintain procedures that are adequate to address current security risks, hackers, cyberterrorists or other unauthorized users may develop new techniques that will enable them to successfully circumvent our current security procedures. The failure to protect our proprietary information or to comply adequately with data privacy laws could seriously harm our business and future prospects or expose us to claims by our customers, employees or others that we did not adequately protect their proprietary information.

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

        Please see Note 13, Commitments and Contingencies—Legal Proceedings, to our Consolidated Financial Statements for a description of certain matters involving Lucent for which we have assumed responsibility under the Contribution and Distribution Agreement.

        We cannot assure you that Lucent will not submit a claim for indemnification or cost sharing to us in connection with any future matter. In addition, our ability to assess the impact of matters for which we may have to indemnify or share the cost with Lucent is made more difficult by the fact that we do not control the defense of these matters.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        See Avaya's Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed with the SEC on December 13, 2004. As of December 31, 2004, there has been no material change in this information.

Item 4. Controls and Procedures.

        We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our reports and to other members of senior management and the Board of Directors.

Avaya GlobalConnect

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

        After the closing of our acquisition of a controlling interest in Avaya GlobalConnect, we began to implement, and are continuing to implement, disclosure controls and procedures and to extend our internal control over financial reporting to Avaya GlobalConnect. As part of this process, Avaya GlobalConnect has hired a chief financial officer who has experience in U.S. GAAP accounting and financial reporting. Because Avaya GlobalConnect has not previously been required to comply with the disclosure controls and internal control over financial reporting requirements applicable under the rules and regulations of the SEC, we anticipate that it will take several more months for these controls to be strengthened and made more robust in order to be comparable to those used in our U.S. operations.

Tenovis

        After the closing of the acquisition of Tenovis, we began to implement, and are continuing to implement, disclosure controls and procedures and internal control over financial reporting to Tenovis. Our ability to complete the implementation of disclosure controls and procedures and internal control over financial reporting to Tenovis may be made more difficult for the following reasons:

  •
  Prior to our acquisition of Tenovis, Tenovis was not required to prepare financial statements in accordance with accounting principles generally accepted in the United States. In addition, Tenovis was not previously required to maintain disclosure controls and procedures or maintain, document and assess internal control over financial reporting, in each case as required under the rules and regulations of the SEC.

  •
  Tenovis's accounting staff does not have significant experience or expertise in accounting principles generally accepted in the United States or the rules and regulations of the SEC related to disclosure controls and procedures and internal control over financial reporting.

  •
  Tenovis historically maintained decentralized operations outside of Germany. As a result, we will likely have to utilize a separate implementation process for each country in which Tenovis operates outside of Germany.

        We expect to use a risk-based approach to the implementation of disclosure controls and procedures and internal control over financial reporting at Tenovis by allocating our implementation resources most immediately to the controls and procedures over the most critical processes. To date, we have successfully implemented controls and procedures over some of these processes in some of the geographic regions in which Tenovis operates, however, significant portions of our implementation plan are still in process.

        We have also begun an initiative to ensure that the Tenovis accounting staff has sufficient experience and expertise in U.S GAAP, disclosure controls and procedures and internal control over financial reporting. Specifically, we have appointed a Controller for our EMEA region who has experience in U.S. GAAP accounting and financial reporting and internal control over financial reporting and have established a project team dedicated specifically to the documentation and assessment of internal control over financial reporting at Tenovis.

        For the reasons described above, we expect that it will take several more months to complete the implementation of these controls and procedures and strengthen those controls and procedures so that they are comparable to those used in our U.S. operations.

        Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, taking into account the totality of the circumstances, including those described as to our operations of Avaya GlobalConnect and Tenovis.

        Other than as described above there were no significant changes in our internal control over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect our ability to record, process, summarize and report financial information.

PART II

Item 1. Legal Proceedings.

        See Note 13, "Commitments and Contingencies" to the consolidated financial statements.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        On November 1, 2004, the Company commenced a cash tender offer for any and all of its Senior Notes and a consent solicitation to amend the related indenture as described below. The offer included an early consent date of November 15, 2004, and expired on December 1, 2004. The consideration for each $1,000 principal amount of Senior Notes validly tendered by the early consent date and not validly withdrawn and accepted for payment was $1,158.95, which included a consent payment of $30 per $1,000 principal amount.

        As of the early consent date, holders tendered $271 million aggregate principal amount of Senior Notes, and received $314 million in cash. An additional $100,000 principal amount was tendered prior to December 1, 2004, and cash of $113,000 was paid. Following these transactions, there were $13 million aggregate principal amount of the Senior Notes outstanding.

        As of November 15, 2004, the Company received the requisite consents with respect to the consent solicitation for the adoption of certain proposed amendments to the indenture. On November 16, 2004, the Company and the trustee for the Senior Notes executed a supplemental indenture, which eliminated substantially all of the restrictive covenants, the reporting requirements and certain events of default from the indenture. Additionally, the supplemental indenture eliminated the requirement under the indenture to provide security for the Senior Notes and accordingly, the Company's obligations under the Senior Notes that remain outstanding are unsecured.

Item 5. Other Information.

        We make available free of charge, through our investor relations' website, http://investors.Avaya.com, our Form 10-K, Form 10-Q and Form 8-K reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

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
February 8, 2005

QuickLinks

TABLE OF CONTENTS
  Item 1. Financial Statements
AVAYA INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
AVAYA INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
AVAYA INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
AVAYA INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
SIGNATURES