Form 10-Q
period 2005-03-31
AVAYA INC
filed 2005-05-10
CIK 1116521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-15951

AVAYA INC.

A DELAWARE CORPORATION	I.R.S. EMPLOYER NO. 22-3713430

211 Mount Airy Road, Basking Ridge, New Jersey 07920
Telephone Number 908-953-6000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by 12(b)-2 of the Securities and Exchange Act of 1934). Yes  ☒   No  ☐

As of April 30, 2005, 477,043,010 common shares were outstanding.

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

Item 1.                        Financial Statements

AVAYA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended		Six months ended
	March 31,		March 31,
Dollars in millions, except per share amounts (unaudited)	2005	2004	2005	2004
REVENUE
Sales of products	$543	$495	$1,097	$977
Services	498	445	975	861
Rental and managed services	181	66	298	139
	1,222	1,006	2,370	1,977
COSTS
Sales of products	245	236	490	458
Services	339	264	647	530
Rental and managed services	75	35	127	70
	659	535	1,264	1,058
GROSS MARGIN	563	471	1,106	919
OPERATING EXPENSES
Selling, general and administrative	406	328	763	641
Research and development	105	83	203	166
TOTAL OPERATING EXPENSES	511	411	966	807
OPERATING INCOME	52	60	140	112
Other income (expense), net	—	(19)	(38)	(13)
Interest expense	(5)	(19)	(15)	(40)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	47	22	87	59
Provision for (benefit from) income taxes	11	(81)	18	(74)
INCOME FROM CONTINUING OPERATIONS	36	103	69	133
DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	—	21	(2)	3
(Benefit from) provision for income taxes	—	(1)	—	1
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	22	(2)	2
NET INCOME	$36	$125	$67	$135
Earnings Per Common Share—Basic:
Earnings per share from continuing operations	$0.08	$0.24	$0.15	$0.31
Earnings (loss) per share from discontinued operations	—	0.05	(0.01)	—
Earnings per share	$0.08	$0.29	$0.14	$0.31
Earnings Per Common Share—Diluted:
Earnings per share from continuing operations	$0.07	$0.22	$0.15	$0.30
Earnings (loss) per share from discontinued operations	—	0.05	(0.01)	—
Earnings per share	$0.07	$0.27	$0.14	$0.30

See Notes to Consolidated Financial Statements.

AVAYA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Dollars in millions, except per share amounts (unaudited)	March 31, 2005	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$855	$1,617
Receivables, less allowances of $44 million and $48 million as of March 31, 2005 and September 30, 2004, respectively	793	696
Inventory	364	239
Deferred income taxes, net	69	27
Other current assets	139	145
TOTAL CURRENT ASSETS	2,220	2,724
Property, plant and equipment, net	747	509
Deferred income taxes, net	360	400
Goodwill	939	257
Other intangible assets, net	390	75
Other assets	187	194
TOTAL ASSETS	$4,843	$4,159
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$403	$345
Debt maturing within one year	74	299
Payroll and benefit obligations	289	328
Deferred revenue	234	178
Other current liabilities	365	273
TOTAL CURRENT LIABILITIES	1,365	1,423
Long-term debt	114	294
Benefit obligations	1,595	1,263
Deferred income taxes	119	—
Other liabilities	411	385
TOTAL NON-CURRENT LIABILITIES	2,239	1,942
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Series A junior participating preferred stock, par value $1.00 per share, 7.5 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 1.5 billion shares authorized, 480,984,308 and 455,827,524 issued (including 109,873 and 0 treasury shares) as of March 31, 2005 and September 30, 2004, respectively	5	5
Additional paid-in-capital	2,936	2,592
Accumulated deficit	(907)	(974)
Accumulated other comprehensive loss	(793)	(829)
Less: Treasury stock at cost	(2)	—
TOTAL STOCKHOLDERS’ EQUITY	1,239	794
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,843	$4,159

See Notes to Consolidated Financial Statements.

AVAYA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	March 31,
Dollars in millions (unaudited)	2005	2004
OPERATING ACTIVITIES:
Net income	$ 67	$ 135
Less: (Loss) income from discontinued operations, net	(2)	2
Income from continuing operations	69	133
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	130	79
Loss on extinguishment of debt, net	43	21
Purchased in-process research and development	4	—
Deferred taxes	6	5
Reversal of liabilities related to tax settlement	—	(47)
Provision for uncollectible receivables	7	7
Amortization of restricted stock units	5	10
Unrealized losses on foreign currency exchange	19	34
Adjustments for other non-cash items, net	(13)	3
Changes in operating assets and liabilities, net of effects of acquired businesses:
Receivables	16	61
Inventory	(30)	19
Restricted cash	9	(42)
Accounts payable	(21)	(37)
Payroll and benefits	(133)	13
Accrued interest payable on long-term debt	(24)	(48)
Deferred revenue	(13)	(10)
Other assets and liabilities	(14)	(61)
NET CASH PROVIDED BY OPERATING ACTIVITIES
FROM CONTINUING OPERATIONS	60	140
INVESTING ACTIVITIES:
Capital expenditures	(56)	(32)
Capitalized software development costs	(27)	(19)
Acquisitions of businesses, net of cash acquired	(383)	(103)
(Payments) proceeds from sales of discontinued operations	(2)	252
Proceeds from sale of CommScope common stock	—	28
Other investing activities, net	18	5
NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES
FROM CONTINUING OPERATIONS	(450)	131
FINANCING ACTIVITIES:
Issuance of common stock	40	319
Repayment of long-term debt	(417)	(249)
Other financing activities, net	(3)	(2)
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES
FROM CONTINUING OPERATIONS	(380)	68
Effect of exchange rate changes on cash and cash equivalents	8	9
Net (decrease) increase in cash and cash equivalents from continuing operations	(762)	348
Net decrease in cash and cash equivalents from discontinued operations	—	(24)
Cash and cash equivalents at beginning of fiscal year	1,617	1,192
Cash and cash equivalents at end of period	$ 855	$ 1,516

See Notes to Consolidated Financial Statements.

AVAYA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Background and Basis of Presentation

Background

Avaya Inc. (the “Company” or “Avaya”) provides communication systems, applications and services for enterprises, including businesses, government agencies and other organizations. The Company’s product offerings include Internet Protocol (“IP”) telephony systems and traditional voice communications systems, multi-media contact center infrastructure and applications in support of customer relationship management, unified communications applications and appliances, such as IP telephone sets. The Company supports its broad customer base with comprehensive global service offerings that enable our customers to plan, design, implement, monitor and manage their communications networks.

We were incorporated under the laws of the State of Delaware under the name “Lucent EN Corp.” on February 16, 2000, as a wholly owned subsidiary of Lucent Technologies Inc. (“Lucent”). As of June 27, 2000, our name was changed to “Avaya Inc.” On September 30, 2000, Lucent contributed its enterprise networking business to us and distributed all of the outstanding shares of our capital stock to its shareowners. We refer to these transactions in this Quarterly Report on Form 10-Q as the “distribution.” Prior to the distribution, we had no material assets or activities as a separate corporate entity. Following the distribution, we became an independent public company, and Lucent has no continuing stock ownership interest in us.

Basis of Presentation

The accompanying unaudited consolidated financial statements as of March 31, 2005 and for the three and six months ended March 31, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission for interim financial statements, and should be read in conjunction with the Company’s consolidated financial statements and other financial information for the fiscal year ended September 30, 2004, which were included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 13, 2004. In the Company’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated. Certain prior year amounts have been reclassified to conform to the current interim period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

In order to better reflect the way the Company manages the business, beginning in October 2004, the Company began reporting its results in two operating segments—Global Communications Solutions (“GCS”) and Avaya Global Services (“AGS”).

2.   Summary of Significant Accounting Policies

Stock Compensation

The Company’s employees participate in stock option plans and stock purchase plans. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for such stock compensation. Accordingly, no stock-based employee compensation cost related to stock options is reflected in the Company’s Consolidated Statements of Income, as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company records compensation expense for the amortization of restricted stock units issued to employees based on the fair market value of the restricted stock units at the date of grant over the vesting period, which is typically three years.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

	Three months ended		Six months ended
	March 31,		March 31,
Dollars in millions, except per share amounts	2005	2004	2005	2004
Net income, as reported	$36	$125	$67	$135
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2	2	3	6
Deduct: Total stock-based compensation expense determined under the fair value based method, net of related tax effects	(11)	(7)	(19)	(16)
Net income, pro forma	$27	$120	$51	$125
Earnings per Common Share—Basic:
As reported	$0.08	$0.29	$0.14	$0.31
Pro forma	$0.06	$0.27	$0.11	$0.29
Earnings per Common Share—Diluted:
As reported	$0.07	$0.27	$0.14	$0.30
Pro forma	$0.06	$0.26	$0.11	$0.28

3.   Recent Accounting Pronouncement

SFAS 123(R)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). SFAS 123(R) requires the Company to recognize compensation expense for stock options and discounts under employee stock purchase plans granted to employees based on the estimated fair value of the equity instrument at the time of grant. Currently, the Company discloses the pro forma net income and earnings per share as if the Company applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Because of the deferral of the effective date of SFAS 123(R), which was announced by the SEC in April 2005, the requirements of SFAS 123(R) are effective for the Company beginning in the first quarter of fiscal 2006. The Company is currently evaluating its alternatives to determine how it will apply the provisions of SFAS 123(R).

4.   Business Combinations and Other Transactions

Acquisition of Tenovis

On November 18, 2004, the Company completed its acquisition of Tenovis. Tenovis is the parent company of Avaya-Tenovis GmbH & Co. KG (formerly Tenovis GmbH & Co. KG), a major European provider of enterprise communications systems and services. The acquisition of Tenovis significantly expands the Company’s European operations and increases the Company’s access to European customers, particularly in Germany. In connection with the share purchase agreement, Avaya paid $381 million in cash (which includes $10 million of transaction fees that were not paid to the sellers) and assumed $278 million in debt. Additionally, the Company acquired cash and cash equivalents of $116 million, resulting in a net cash outlay related to the acquisition of $265 million. Results of operations for Tenovis are included in Avaya’s consolidated results as of November 18, 2004.

At the date of acquisition, the Company recorded Tenovis’s accounts receivable, inventory, fixed assets, liabilities and identified intangibles at estimated fair value. The remainder of the purchase price in excess of the net assets acquired was recorded as goodwill. The Company allocated $298 million to intangible assets (including contractual customer relationships, existing technology and trademarks) based on valuation studies performed by third party valuation consultants. These intangible assets are being amortized over their estimated useful lives. In addition, the Company allocated $1 million to in-process research and development, which was written off to research and development expense in the Consolidated Statement of Income during the first quarter of fiscal 2005.

During the second quarter of fiscal 2005, the preliminary purchase price allocation was adjusted upon completion of our review of additional information and final third party valuation reports. The following adjustments increased goodwill arising from the acquisition of Tenovis by $163 million to $611 million as of March 31, 2005.

•       The Company adjusted its valuation of the acquired intangible assets and long-lived tangible assets. These valuations were based, in part, on valuation reports which were completed by third-party valuation consultants during the second quarter of fiscal 2005. As a result, the Company recorded a purchase price allocation adjustment to reduce acquired intangible assets by $103 million. This represents decreases of $50 million for existing technology, $31 million for customer contracts and relationships and $22 million for trademarks. Long-lived tangible assets were also reduced by $138 million, including the $88 million decrease discussed below related to a property subject to a sale-leaseback arrangement.

•       The Company increased the restructuring liability from $73 million to $87 million to reflect the revised estimate of restructuring-related costs in accordance with EITF 95-3. This liability is for costs to be incurred to terminate Tenovis employees as part of the integration of Tenovis operations. During the second quarter, the Company finalized its plan for involuntary employee terminations related to the acquisition. The amount to be ultimately paid is subject to regulatory approval. This increase was recorded as an adjustment to the purchase price allocation. The final plan provides for the termination of certain employees across various Tenovis functional groups, including sales, operations, finance, human resources, etc. The terminations are planned to be completed by the end of the third quarter of fiscal 2006. Since the acquisition date, termination payments aggregating $10 million have been paid and charged against the liability. The accrual as of March 31, 2005 is $77 million.

•       In February 2004, Tenovis entered into an arrangement to sell one of its properties to a third party and lease it back. As a result of certain terms, Tenovis was considered to have continuing involvement in the property, which precluded accounting for the arrangement as a sale under SFAS No. 98 regarding sale-leaseback transactions. The arrangement was initially recorded as a secured borrowing in the purchase price allocation. Subsequently the Company determined that the arrangement should be accounted for as an operating lease. As a result, the preliminary purchase price allocation was adjusted, resulting in an $88 million reduction of fixed assets, $68 million reduction in debt and a $20 million reduction in goodwill.

•       Other adjustments reflecting various changes to working capital accounts were based upon additional information received during the second quarter of fiscal 2005.

•       As a result of the above changes to the initial purchase price allocation, the deferred tax liability included in the purchase price allocation was reduced by $41 million.

These adjustments to the initial purchase price allocation resulted from a comprehensive review by management of the draft third party valuation reports and analysis of information received subsequent to recording the initial purchase price allocation to ensure that the fair values assigned to the acquired assets and liabilities are appropriately estimated. As of March 31, 2005, the purchase price allocation is still subject to final adjustment for amounts relating to the restructuring liability and to certain working capital accounts, including accounts receivable and inventory. The Company expects to finalize the allocation of the purchase price for the assets acquired and the liabilities assumed by the end of fiscal 2005.

The following table summarizes the estimated fair values of the assumed assets and liabilities as of the acquisition date, adjusted for items during the second quarter of fiscal 2005:

	Preliminary	Adjusted
	Purchase Price	Purchase Price
Dollars in millions	Allocation	Allocation
Cash	$116	$116
Rental equipment	132	132
Fixed assets	272	134
Intangible assets and in-process research & development	402	299
Long-term debt	(347)	(278)
Deferred tax liability	(160)	(119)
Restructuring	(73)	(87)
Pension liability	(313)	(313)
Working capital and other assets and liabilities	(96)	(114)
Net assets acquired	(67)	(230)
Goodwill	448	611
Purchase price	$381	$381

The following unaudited pro forma financial information presents the Company’s results as if the Tenovis acquisition had occurred at the beginning of the respective periods:

	Three months	Six months
	Ended	Ended
	March 31,	March 31,
Dollars in millions, except per share amounts	2004	2005	2004
Revenue	$1,235	$2,473	$2,500
Net income	$97	$41	$74
Earnings per share—basic	$0.22	$0.09	$0.17
Earnings per share—diluted	$0.21	$0.08	$0.16

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

In connection with the acquisition, the Company performed an evaluation to identify the existence of any variable interest entities (“VIEs”) related to Tenovis. As a result of this evaluation, the Company identified three VIEs and further determined the Company, through its ownership of Tenovis, was the primary beneficiary of all three VIEs. However, in accordance with FIN 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46(R)”), the Company is not required to apply the provisions of FIN 46(R) to two of the VIEs because it is unable to obtain the information necessary to perform the accounting required to consolidate these VIEs. Although the Company has made an effort to gather the required information, management of these two VIEs has declined in writing to transfer any of the necessary financial data to the Company. For information concerning the Company’s one consolidated VIE, see Note 8 to the consolidated financial statements. Information concerning the Company’s two non-consolidated VIEs follows below.

The first non-consolidated VIE is a non-U.S. telecommunications hardware manufacturer and service provider. Prior to its acquisition by the Company, Tenovis agreed to purchase from the VIE certain amounts of products and services, and the VIE contracted with Tenovis to provide certain IT services and purchasing services with respect to raw materials. During the six months ended March 31, 2005, Tenovis purchased products and services aggregating $18 million. These contracts expire in August 2007. Additionally, Tenovis is required to pay monthly rental subsidies on the VIE’s premises, and in the event the VIE is unable to pay its portion of the rental payments, Tenovis is liable for the VIE’s portion as well. During the six months ended March 31, 2005, Tenovis paid approximately $300,000 in connection with rental subsidies. The maximum exposure to loss as of March 31, 2005 for the remainder of the agreement is the minimum purchase order commitments and the minimum service levels for service contracts of $14 million, and the guarantee for rents to be paid by the VIE of $2 million.

The second non-consolidated VIE provides development, testing and quality control services to Tenovis and other companies in the telecommunications industry. Prior to the acquisition, Tenovis guaranteed the VIE minimum revenue over a period of three years through guaranteed annual purchase orders. This service contract expired on March 31, 2005 and consequently the entity is no longer considered to be a VIE of the Company. During the six months ended March 31, 2005, Tenovis purchased services aggregating $4 million from this VIE.

Other Acquisitions

On October 4, 2004, the Company completed the purchase of Spectel plc (“Spectel”), a world leader in audio and web conferencing solutions, for $110 million in cash (including $6 million of transaction fees that were not paid to the sellers), net of $3 million of cash acquired. The acquisition enables the Company to continue to expand its capabilities in conferencing, which is a core business communications technology. In connection with the acquisition, the Company allocated $3 million to in-process research and development, which was written off to research and development expense in the Consolidated Statement of Income during the first quarter of fiscal 2005.

On October 15, 2004, the Company acquired a 23% share of Agile Software NZ Limited (“Agile Software”), a software subsidiary of Agile (NZ) Limited, which primarily produces contact center software, as well as other software products. Under terms of the subscription and shareholding agreement, the Company has the option to acquire the remaining equity in Agile Software; this option vests in October 2005 and has no expiration date. The fair value of this purchase option is not material to the Company’s consolidated results of operations, financial position or cash flows. The Company accounts for its investment in Agile Software using the equity method.

On December 15, 2004, the Company acquired substantially all of the assets of RouteScience Technologies, Inc. (“RouteScience”), a software company based in California focused on products that monitor, assess and optimize network applications.

The respective purchase prices for the above three acquisitions were not material, either individually or in the aggregate, to the consolidated financial statements of the Company. Therefore, disclosures of pro forma financial information have not been presented.

Through a series of transactions during fiscal 2004, the Company increased its ownership of the issued share capital of Tata Telecom Ltd. (“Tata”), a leading voice communications solutions provider in India, from 25.1% to 59.1% for a total of $24 million. After the closing, Tata’s name was changed to Avaya GlobalConnect Ltd. (“AGC”), and the Company began consolidating its results on August 4, 2004. This acquisition was not material to the consolidated financial statements of the Company. Therefore, disclosures of pro forma financial information have not been presented.

The Company acquired substantially all of the assets and certain liabilities of Expanets Inc. on November 25, 2003. If the acquisition had occurred at the beginning of fiscal 2004, Avaya’s revenues for the first six months of fiscal 2004 would have been $2,025 million and net income would have been $119 million, or earnings of $0.28 per basic share and $0.26 per diluted share. Avaya’s actual results for the first six months of fiscal 2004 were revenues of $1,977 million, net income of $135 million, and earnings of $0.31 per basic share and $0.30 per diluted share.

Discontinued Operations

The following table displays revenue and income (loss) before income taxes from discontinued operations for the three and six months ended March 31, 2005 and 2004:

	Three months ended March 31,		Six months ended March 31,
Dollars in millions	2005	2004	2005	2004
Revenue from discontinued operations:
Connectivity Solutions	$—	$29	$—	$167
Expanets	—	1	—	8
Total revenue from discontinued operations	$—	$30	$—	$175
Income (loss) before income taxes from discontinued operations:
Connectivity Solutions:
Results of operations	$—	$(59)	$—	$(72)
Gain (loss) on sale	—	81	(2)	81
Total income (loss) before income taxes for Connectivity Solutions	—	22	(2)	9
Expanets—results of operations	—	(1)	—	(6)
Total income (loss) before income taxes from discontinued operations	$—	$21	$(2)	$3

For the six months ended March 31, 2005, the $2 million loss associated with the sale of the Company’s Connectivity Solutions business was primarily the result of the finalization of the working capital adjustment in accordance with the asset purchase agreement.

5.   Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the six months ended March 31, 2005 by operating segment are as follows:

	Global	Avaya
	Communications	Global
Dollars in millions	Solutions	Services	Total
Balance as of September 30, 2004	$187	$70	$257
Goodwill acquired:
Tenovis	349	262	611
Other acquisitions	58	12	70
Impact of foreign currency exchange rate fluctuations	1	—	1
Balance as of March 31, 2005	$595	$344	$939

The segment allocation of goodwill arising from other acquisitions was adjusted during the second quarter of fiscal 2005 to reflect the updated purchase price allocation for Spectel.

The following table presents the components of the Company’s acquired intangible assets with finite lives.

	March 31, 2005			September 30, 2004
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
Dollars in millions	Amount	Amortization	Net	Amount	Amortization	Net
Existing technology	$95	$34	$61	$28	$26	$2
Customer relationships and other intangibles	308	22	286	32	2	30
Total amortizable intangible assets	$403	$56	$347	$60	$28	$32

During the first quarter of fiscal 2005, the Company acquired $298 million of intangible assets in connection with the acquisition of Tenovis consisting of existing technology of $36 million, customer relationships of $254 million and trademarks of $8 million. Other acquisitions during the first quarter of fiscal 2005 resulted in additional existing technology and customer relationships of $31 million and $14 million, respectively. These acquisitions, as well as the impact of foreign currency fluctuations, resulted in an increase in the gross balance of intangible assets of $343 million compared to the balance as of September 30, 2004. The weighted average useful life of the existing technology, customer relationships, and trademarks are 5 years, 6 years, and 1.5 years, respectively. For further information concerning these intangible assets, see Note 4 “Business Combinations and Other Transactions.”

Amortization expense for the Company’s acquired intangible assets with finite lives was $15 million and $26 million for the three and six months ended March 31, 2005, respectively. Estimated future amortization expense is (i) $33 million in the remainder of fiscal 2005; (ii) $65 million in fiscal 2006; (iii) $61 million in fiscal 2007; (iv) $60 million in fiscal 2008; (v) $59 million in fiscal 2009; and (vi) $69 million thereafter. The majority of the future estimated amortization expense is associated with intangible assets acquired with Tenovis. As these assets are recorded in euros, the future estimated amortization expense is subject to fluctuation in connection with foreign currency translation.

In addition, included in other intangible assets in the Consolidated Balance Sheets as of March 31, 2005 and September 30, 2004 is an intangible asset of $43 million representing unrecognized prior service costs associated with the recording of a minimum pension liability in fiscal 2004, 2003 and 2002. This intangible asset may be eliminated or adjusted as necessary when the amount of minimum pension liability is reassessed, which is conducted at least annually.

6.   Comprehensive Income

Other comprehensive income is recorded directly to a separate component of stockholders’ equity in accumulated other comprehensive loss and includes unrealized gains and losses excluded from the Consolidated Statements of Income. These unrealized gains and losses for the three and six months ended March 31, 2005 and 2004 consisted primarily of adjustments to the minimum pension liability, net of income taxes and valuation allowance, foreign currency translation, which is not adjusted for income taxes since it primarily relates to indefinite investments in non-U.S. subsidiaries, and unrealized holding gains and losses on securities classified as available for sale.

	Three months ended		Six months ended
	March 31,		March 31,
Dollars in millions	2005	2004	2005	2004
Net income	$36	$125	$67	$135
Other comprehensive income:
Foreign currency translation adjustments	(33)	4	34	53
Unrealized holding (loss) gain on available-for-sale securities	(1)	—	2	—
Minimum pension liability adjustment, net of a reversal of deferred income taxes of $14 million offset by a reversal of the corresponding $14 million valuation allowance for the three and six months ended March 31, 2004	—	36	—	36
Total comprehensive income	$2	$165	$103	$224

7.   Supplementary Financial Information

Statements of Income Information

	Three months ended March 31,		Six months ended March 31,
Dollars in millions	2005	2004	2005	2004
OTHER INCOME (EXPENSE), NET
Loss on long-term debt extinguishment, net	$(2)	$(21)	$(43)	$(21)
Gain (loss) on foreign currency transactions	1	—	(2)	3
Interest income	6	4	12	7
Loss on sale of CommScope common stock received in connection with the sale of Connectivity Solutions	—	(5)	—	(5)
Other, net	(5)	3	(5)	3
Total other income (expense), net	$—	$(19)	$(38)	$(13)

Balance Sheet Information

Dollars in millions	March 31, 2005	September 30, 2004
INVENTORY
Finished goods	$353	$221
Work in process and raw materials	11	18
Total inventory	$364	$239
PROPERTY, PLANT AND EQUIPMENT, NET
Land and improvements	$51	$27
Buildings and improvements	437	394
Machinery and equipment, including rental equipment	797	581
Assets under construction	7	1
Internal use software	205	175
Total property, plant and equipment	1,497	1,178
Less: Accumulated depreciation and amortization	(750)	(669)
Property, plant and equipment, net	$747	$509

Cash Flow Information

	Six months ended March 31,
Dollars in millions	2005	2004
CASH USED FOR ACQUISITIONS
Working capital, other than cash	$172	$28
Property, plant and equipment	272	4
Goodwill	683	84
Intangibles and other assets	349	40
Long-term debt	(278)	—
Other liabilities	(815)	(63)
Net assets from discontinued operations	—	10
Net cash used to acquire businesses	$383	$103

8. Long-Term Debt

Debt outstanding consists of the following:

Dollars in millions	March 31, 2005		September 30, 2004
Debt maturing within one year:
Secured floating rate notes	$72	(1)	$—
LYONs convertible debt, net of discount	—		297	(3)
Other current debt	2	(2)	2
Total current portion of long-term debt	$74		$299
Long-term debt:
Secured floating rate notes, net of discount	94	(1)	—
11 1/8% Senior Notes, net of discount, premium and net deferred gain on interest rate swap	14		294	(4)
Other long-term debt	6	(2)	—
Total long-term debt	$114		$294
Total debt	$188		$593

(1)          These notes, which we assumed in the acquisition of Tenovis, have been fixed at a rate of 6.22% through the entry into of an interest rate swap, the fair value of which is also included in the balance. The balance also includes foreign currency impacts.

(2)          Primarily represents the current and long-term portions of two capital lease obligations associated with Tenovis.

(3)          The carrying value of the Liquid Yield Option™ Notes, or LYONs, represented the value of 549,022 notes outstanding. These notes were redeemed for cash or converted into shares of Avaya common stock during the first quarter of fiscal 2005.

(4)          The carrying value of the 11 1/8%Senior Notes due April 2009 (“Senior Notes”) as of September 30, 2004 of $294 million is comprised of the aggregate principal amount outstanding of $284 million increased for $5 million of unamortized premium, net of discount and the net unamortized deferred gain of $5 million related to the termination of interest rate swap agreements. All of these notes except for approximately $13 million aggregate principal amount were repurchased for cash through a public tender offer during the first quarter of fiscal 2005. These notes are no longer secured.

The following table summarizes the Company’s long-term debt obligations by period as of March 31, 2005:

	Payments due by period
Dollars in millions	Total	Less than 1 year	1-3 years(a)	3-5 years(b)	More than 5 years
Total long-term debt obligations	$188	$74	$98	$16	$0

(a)           Includes secured floating rate notes and capital lease obligations.

(b)          Includes senior notes and capital lease obligations.

See below for a detailed discussion of actions the Company has taken during the first six months of fiscal 2005 related to its long-term debt.

Secured Floating Rate Notes

In November 2001, Tenovis entered into an asset securitization transaction whereby Tenovis Finance Limited, a variable interest entity for which Tenovis is the primary beneficiary, issued Secured Floating Rate Notes due 2013 (“secured floating rate notes”) that were secured by a pool of Tenovis’s current and future receivables associated with rental contracts. In accordance with FIN 46(R), the Company consolidated Tenovis Finance Limited upon the acquisition of Tenovis. Tenovis Finance Limited is a special purpose company established to issue the secured floating rate notes and enter into all related financial arrangements.

The secured floating rate notes are denominated in euros and were originally issued in an aggregate principal amount of Euro 300 million, representing 3,000 notes each having a principal amount of Euro 100,000. As of the acquisition date, each note translated to principal of $130,300, or $268 million in total for the 2,060 notes outstanding. During the six months ended March 31, 2005, the Company repaid principal of $103 million. As a result of the repayment, the Company recognized a pre-tax loss of $2 million, which is included in other income (expense), net for the second quarter of fiscal 2005. This loss primarily consists of a $2 million reduction in the net unamortized discount recorded at the time of the original debt issuance.

The balance as of March 31, 2005 of $166 million includes the outstanding principal amount of $164 million and the fair value of the related interest rate swaps of $5 million, described below, partially offset by the unamortized discount of $3 million. Interest and principal are payable quarterly on February 14, May 14, August 14 and November 14 of each year in accordance with the amortization schedule,  resulting in the notes being scheduled for full repayment in November 2007. Principal payments of $33 million are required for the remainder of fiscal 2005. The notes are collateralized by $738 million of Tenovis’s current and future receivables associated with rental contracts.

In November 2001, Tenovis Finance Limited entered into two interest rate swap agreements, each with an original notional amount of Euro 150 million, which matched the notional amount of the secured floating rate notes outstanding. Mirroring the secured floating rate notes, the interest rate swaps have a final maturity date of November 2007. These interest rate swap agreements were executed in order to convert the secured notes floating rate debt into fixed rate debt. Under these agreements, Tenovis receives a floating interest rate based on the three-month EURIBOR and pays a fixed interest rate of 4.72%. Because there is a 1.50% spread on the underlying floating rate notes, the total fixed rate interest payment on the notes is 6.22% per annum. The swaps are marked to market at each reporting date.

As a result of the partial repayment on the secured floating rate notes during the six months ended March 31, 2005, the interest rate swaps were each partially reduced by $41 million, for a total reduction of $82 million. In connection with this partial unwinding, the Company paid $7 million in interest and related costs, which reduced the fair market value of the swaps included in the secured floating rate notes balance to $5 million as of March 31, 2005.

On May 4, 2005, the Company gave notice to the holders of the secured floating rate notes of its intention to repay the remaining principal of $164 million secured floating rate notes on May 17, 2005. In conjunction with the repayment, the Company will terminate the remaining portion of the associated interest rate swap agreements.

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

During the first quarter of fiscal 2005, the Company received the requisite consents with respect to the consent solicitation for the adoption of certain proposed amendments to the indenture relating to the Senior Notes. On November 16, 2004, the Company and the trustee for the Senior Notes executed a supplemental indenture, which eliminated substantially all of the restrictive covenants, the reporting requirements and certain events of default from the indenture. Additionally, the supplemental indenture eliminated the requirement under the indenture to provide security for the Senior Notes and accordingly, the Company’s obligations under the Senior Notes that remain outstanding are unsecured.

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

Fair Value of Long-Term Debt

The following table summarizes the components of the Company’s long-term debt, their aggregate carrying values and related fair market values as of March 31, 2005 and September 30, 2004:

	March 31, 2005			September 30, 2004
Dollars in millions	Number of Notes Outstanding	Carrying Value	Fair Value	Number of Notes Outstanding	Carrying Value	Fair Value
Secured Floating Rate Notes	1,260	$166	$166	—	$—	$—
LYONs	—	$—	$—	549,022	$297	$307
Senior Notes	13,205	$14	$15	284,395	$289	$330

In addition to the items in the table above, long-term debt as of March 31, 2005 includes $8 million of other debt, of which $6 million represents capital lease obligations associated with Tenovis. Long-term debt as of September 30, 2004 includes $5 million of net unamortized deferred gain related to the termination of the interest rate swap agreements related to the Senior Notes and $2 million other debt, primarily related to Avaya GlobalConnect commercial paper, the Company’s majority owned subsidiary in India.

The carrying value of the debt instruments listed above reflects the aggregate principal amount outstanding adjusted for the unamortized discount and premium related to each debt instrument, as well as the related interest rate swap values.

The fair market values of the debt instruments listed above are based upon quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements taking into consideration the underlying terms of the debt.

Credit Facility

On February 23, 2005, the Company entered into a Credit Agreement (the “credit facility”), among the Company, Avaya International Sales Limited, an indirect subsidiary of the company (“AISL”), with lenders party thereto and with Citicorp USA, Inc., as agent for the lenders. The commitments pursuant to the Company’s previous Amended and Restated Five Year Revolving Credit Facility Agreement, dated as of April 30, 2003 (as amended), among the Company, the lenders party thereto and Citibank, N.A., as agent for the lenders, were terminated and the security interests securing obligations under that facility were fully released.

Under the credit facility, borrowings are available in U.S. dollars or Euros to the Company and AISL, and the maximum amount of borrowings that can be outstanding is $400 million, of which $150 million may be in the form of letters of credit. The credit facility is a five-year revolving facility (with an expiration date of February 23, 2010) and is not secured by any assets. The credit facility contains affirmative and restrictive covenants that the Company must comply with, including: (a) periodic financial reporting requirements, (b) maintaining a maximum ratio of (i) consolidated debt to (ii) earnings before interest, taxes, depreciation and amortization, adjusted for certain business restructuring charges and related expenses and non-cash charges, referred to as adjusted EBITDA, of 2.00 to 1.00, (c) maintaining a minimum ratio of adjusted EBITDA to interest expense of 4.00 to 1.00, (d) limitations on the incurrence of subsidiary indebtedness, (e) limitations on liens, (f) limitations on investments and (g) limitations on the creation or existence of agreements that prohibit liens on our properties. The credit facility also limits the Company’s ability to make dividend payments or distributions or to repurchase, redeem or otherwise acquire shares of its common stock to an amount not to exceed 50% of consolidated net income of the Company for the fiscal year immediately preceding the fiscal year in which such dividend, purchase, redemption, retirement or acquisition is paid or made. For fiscal 2005, stock repurchases are currently limited under the credit facility to $148 million. The Company will seek to obtain an amendment from the lenders under the credit facility in the event that it determines to repurchase shares of common stock in excess of the foregoing limitations pursuant to its stock repurchase plan. As of March 31, 2005, the Company was in compliance with all of the covenants included in the credit facility.

The credit facility provides that the Company may use up to $1 billion in cash (excluding transaction fees) and assumed debt for acquisitions completed after the date of the agreement, provided that it is in compliance with the terms of the agreement. The acquisition amount will be permanently increased to $1.5 billion after consolidated EBITDA of the Company and its subsidiaries for any period of twelve consecutive months equals or exceeds $750 million.

There are currently $53 million of letters of credit issued under the credit facility. There are no other outstanding borrowings under the facility, and the remaining availability is $347 million. The Company believes the credit facility provides it with an important source of backup liquidity.

From time to time, certain of the lenders provide customary commercial and investment banking services to the Company.

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

	Three months ended March 31,		Six months ended March 31,
Dollars and shares in millions, except per share amounts	2005	2004	2005	2004
Earnings Per Common Share—Basic:
Income from continuing operations	$36	$103	$69	$133
Income (loss) from discontinued operations	—	22	(2)	2
Net income	$36	$125	$67	$135
Weighted average shares—basic	480	435	470	428
Earnings per share from continuing operations	$0.08	$0.24	$0.15	$0.31
Earnings (loss) per share from discontinued operations	—	0.05	(0.01)	—
Earnings per share—basic	$0.08	$0.29	$0.14	$0.31
Earnings Per Common Share—Diluted:
Income from continuing operations	$36	$103	$69	$133
Interest charges associated with convertible debt	—	1	2	4
Income from continuing operations used for diluted EPS	36	104	71	137
Income (loss) from discontinued operations	—	22	(2)	2
Net income used for diluted EPS	$36	$126	$69	$139
Weighted average shares—basic	480	435	470	428
Potential dilutive securities:
Assumed exercise of stock options	7	10	7	9
Assumed vesting of restricted stock units	1	1	1	2
Assumed exercise of warrants	5	6	6	6
Assumed conversion of LYONs	—	21	9	21
Weighted average shares—diluted	493	473	493	466
Earnings per share from continuing operations	$0.07	$0.22	$0.15	$0.30
Earnings (loss) per share from discontinued operations	—	0.05	(0.01)	—
Earnings per share—diluted	$0.07	$0.27	$0.14	$0.30
Securities excluded from the computation of diluted earnings per common share
Options(1)	29	9	27	25
Warrants(1)	5	7	5	7
Total	34	16	32	32

(1)          These securities have been excluded from the diluted earnings per common share calculation because their inclusion would have been antidilutive as their exercise prices were higher than the average market price during the period.

On April 19, 2005, the Board of Directors authorized a share repurchase plan. Under the provisions of this plan, Avaya is authorized to repurchase up to $500 million of its outstanding common stock over the next two years. These repurchases will be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price, the terms of Avaya’s credit facility and other factors. See Note 8, “Long-Term Debt,” for further information concerning the limitations under the credit facility.

10.   Benefit Obligations

The components of net periodic benefit cost (credit) for U.S. plans for the three months and six months ended March 31, 2005 and 2004 are provided in the table below:

	Pension Benefits- U.S.		Pension Benefits- Non-U.S.		Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
Dollars in millions	2005	2004	2005	2004	2005	2004
Components of Net Periodic Benefit Cost (Credit)
Service cost	$4	$4	$3	$1	$1	$1
Interest cost	42	42	4	—	10	10
Expected return on plan assets	(54)	(54)	—	—	(3)	(4)
Amortization of unrecognized prior service cost	2	2	—	—	2	3
Recognized net actuarial loss	9	4	—	—	1	1
Net periodic benefit cost (credit)	$3	$(2)	$7	$1	$11	$11

	Pension Benefits- U.S.		Pension Benefits- Non-U.S.		Postretirement Benefits
	Six months ended March 31,		Six months ended March 31,		Six months ended March 31,
Dollars in millions	2005	2004	2005	2004	2005	2004
Components of Net Periodic Benefit Cost (Credit)
Service cost	$8	$8	$5	$2	$2	$2
Interest cost	84	84	6	1	20	20
Expected return on plan assets	(108)	(106)	—	(1)	(5)	(8)
Amortization of unrecognized prior service cost	3	4	—	—	5	5
Recognized net actuarial loss	18	7	—	—	3	3
Net periodic benefit cost (credit)	$5	$(3)	$11	$2	$25	$22

The results of the non-U.S. pension plans for fiscal 2005 include the unfunded pension plans assumed with the acquisition of Tenovis.

The Company provides certain pension benefits for U.S. and non-U.S. employees, which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed. For the six months ended March 31, 2005, the Company made payments for these U.S. and non-U.S. pension benefits totaling $3 million and $5 million, respectively. Estimated payments for these U.S. and non-U.S. pension benefits for the remainder of fiscal 2005 are $4 million and $4 million, respectively.

The Company also provides certain retiree medical benefits for U.S. employees, which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed. For the six months ended March 31, 2005, the Company made payments totaling $10 million for these retiree medical benefits. Estimated payments for these retiree medical benefits for the remainder of fiscal 2005 are $15 million.

11.   Stock Compensation Plans

The Company has a stock compensation plan which provides for the issuance to eligible employees of nonqualified stock options and restricted stock units representing Avaya common stock. In addition, the Company has a stock purchase plan under which eligible employees have the ability to purchase shares of Avaya common stock at 85% of market value.

On December 16, 2004, the Compensation Committee of the Board of Directors approved awards of 0.4 million performance vesting restricted stock units to executive officers of the Company pursuant to the terms of the Avaya Inc. 2004 Long Term Incentive Plan. The performance vesting restricted stock units vest upon the achievement of certain targets.

Additionally, during the six months ended March 31, 2005, the Company granted to eligible employees approximately six million stock options at a weighted average exercise price of $15.71 per option and approximately two million restricted stock units at a weighted average market value of $15.78 per unit.

12.   Operating Segments

The Company reports its operations in two segments—Global Communications Solutions and Avaya Global Services. This structure represents a change from the Company’s three-segment structure utilized in fiscal 2004, and better reflects how the businesses are being managed consistent with the Company’s operating structure and go-to-market strategies. Accordingly, prior period amounts have been restated to reflect this change. The Global Communications Solutions segment, which includes our prior reportable segments of Enterprise Communications Group (“ECG”) and Small and Medium Business Solutions (“SMBS”), develops, markets and sells communications systems including IP telephony systems, multi-media contact center infrastructure and converged applications in support of customer relationship management, unified communications applications, appliances such as IP telephone sets and traditional voice communications systems. The Avaya Global Services segment develops, markets and sells comprehensive end-to-end global service offerings that enable customers to plan, design, implement, monitor and manage their converged communications networks worldwide.

The Global Communications Solutions segment includes the portion of the Tenovis rental and managed services revenue attributable to the equipment used in connection with the customer contracts. The portion of the customer contracts attributable to maintenance and other services is included in the Avaya Global Services segment.

The segments are managed as two individual businesses and, as a result, include certain allocated costs and expenses of shared services, such as information technology, human resources, legal and finance. At the beginning of each fiscal year, the amount of certain corporate overhead expenses, including targeted annual incentive awards, to be charged to operating segments is determined and fixed for the entire year in the annual plan. The annual incentive award accrual is adjusted quarterly based on actual year to date results and those estimated for the remainder of the year. This adjustment of the annual incentive award accrual, as well as any other over/under absorption of corporate overheads against plan is recorded and reported within the Corporate/Unallocated caption.

The Company has outsourced the majority of its manufacturing operations related to its Global Communications Solutions segment to a number of contract manufacturers. All manufacturing of the Company’s products is performed in accordance with detailed specifications and product design furnished by the Company and is subject to quality control standards.

Summarized financial information relating to the Company’s reportable segments is shown in the following table:

	Reportable Segments
Dollars in millions	Global Communications Solutions	Avaya Global Services	Corporate/Other Unallocated Amounts	Total
Three months ended March 31, 2005
Revenue	$625	$597	$—	$1,222
Operating (loss) income	(12)	27	37	52
Three months ended March 31, 2004
Revenue	$493	$511	$2	$1,006
Operating (loss) income	(3)	63	—	60
Six months ended March 31, 2005
Revenue	$1,217	$1,153	$—	$2,370
Operating income	13	83	44	140
Six months ended March 31, 2004
Revenue	$973	$1,000	$4	$1,977
Operating (loss) income	(1)	116	(3)	112

The following table sets forth the Company’s long-lived assets by geographic area:

Dollars in millions	March 31, 2005	September 30, 2004
U.S.	$443	$460
International:
EMEA—Europe / Middle East / Africa	285	31
APAC—Asia Pacific	14	13
Americas, non-U.S.	5	5
Total international	304	49
Total	$747	$509

Long-lived assets represent property, plant and equipment, net of accumulated depreciation. The increase in international long-lived assets was due to the acquisition of Tenovis.

13.   Commitments and Contingencies

Legal Proceedings

From time to time, the Company is involved in legal proceedings arising in the ordinary course of business. Other than as described below, the Company believes there is no litigation pending against the Company that could have, individually or in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.

Year 2000 Actions

On September 30, 2000, Lucent contributed its enterprise networking business to us and distributed all of the outstanding shares of our capital stock to its shareowners. We refer to these transactions in this Quarterly Report on Form 10-Q as the “distribution.”

Three separate purported class action lawsuits are pending against Lucent, Avaya’s former parent, one in state court in West Virginia, one in federal court in the Southern District of New York and another in federal court in the Southern District of California. The case in New York was filed in January 1999 and, after being dismissed, was refiled in September 2000. The case in West Virginia was filed in April 1999 and the case in California was filed in June 1999, and amended in 2000 to include Avaya as a defendant. The Company has assumed Lucent’s obligations for all of these cases under the Contribution and Distribution Agreement between us and Lucent, which sets forth the agreements between us and Lucent with respect to the principal corporate transactions required to effect the distribution (the “Contribution and Distribution Agreement”). All three actions are based upon claims that Lucent sold products that were not Year 2000 compliant, meaning that the products were designed and developed without considering the possible impact of the change in the calendar from December 31, 1999 to January 1, 2000. The complaints allege that the sale of these products violated statutory consumer protection laws and constituted breaches of implied warranties.

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

Commissions Arbitration Demand

In July 2002, Communications Development Corporation, or CDC, a British Virgin Islands corporation, made formal demand for arbitration for alleged unpaid commissions in an amount in excess of $10 million, stemming from the sale of products from Avaya’s businesses that were formerly owned by Lucent involving the Ministry of Russian Railways. In April 2003, CDC initiated the arbitration before the American Arbitration Association. The plaintiff alleges that as a result of agreements entered into between the plaintiff and Avaya, it is owed commissions on sales by Avaya to the Ministry of Russian Railways on a continuing basis. The Company believes that the agreements relating to the plaintiff’s claim have expired or do not apply to the products in question. As the sales of products continue, CDC may likely increase its commission demand. The parties have selected arbitrators in this matter. A hearing date has not yet been set.

Variable Workforce Grievances

The Communications Workers of America and the International Brotherhood of Electrical Workers, unions representing the Company’s technicians, have filed grievances regarding an interpretation of the variable workforce agreements (“Agreements”) entered into between the Company and the unions in June 2003. The unions allege that Avaya has violated the Agreements by activating some, but not all, variable workforce employees (approximately 850 in total) for duty from August 2003, and not paying such employees for the minimum amount of weeks to which they claim entitlement under their interpretation of the Agreements. After commencement of the arbitration proceeding the parties reached an agreement in January 2005 to resolve this dispute as well as others relating to interpretation of the Agreements on terms which are not material to Avaya’s financial position, results of operations or cash flows. The Agreements expired by their terms in December 1, 2004 and the Company no longer has a variable workforce.

Securities Litigation

In April and May of 2005, purported class action lawsuits were filed in the Federal District Court for the District of New Jersey against us and certain of our officers, alleging violations of the federal securities laws. The actions purport to be filed on behalf of purchasers of our common stock during the period from October 5, 2004 (the date of our signing of the agreement to acquire Tenovis) through April 19, 2005.

The complaints, which are substantially similar to one another, allege, among other things, that the plaintiffs were injured by reason of certain allegedly false and misleading statements made by us relating to the cost of the Tenovis integration, the disruption caused by changes in the delivery of our products to the market and reductions in the demand for our products in the U.S., and that based on the foregoing we had no basis to project our stated revenue goals for fiscal 2005. The Company has been served with one of these complaints. Noclass has been certified in the actions. The complaints seek compensatory damages plus interest and attorneys’ fees.

These matters are still in the early stages of litigation and an outcome cannot be predicted and, as a result, we cannot be assured that these cases will not have a material adverse effect on our financial position, results of operations or cash flows.

Government Subpoenas

On April 29, 2005, the Company received a subpoena to produce documents before a grand jury of the United States District Court, District of South Carolina, relating to the United States’ investigation of potential antitrust and other violations in connection with the federal E-Rate Program. The subpoena requests records from the period January 1, 1997 to the present. At this time, we cannot determine if this matter will have an effect on our business or, if it does, whether its outcome will have a material adverse effect on our financial position, results of operations or cash flows.

On May 3, 2005, the Company received a subpoena from the Office of Inspector General, U.S. General Services Administration, relating to a federal investigation of billing by the Company for telecommunications equipment and maintenance services. The subpoena requests records from the period January 1, 1990 to the present. At this time, we cannot determine if this matter will have an effect on our business or, if it does, whether its outcome will have a material adverse effect on our financial position, results of operations or cash flows.

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

The Company assesses the adequacy of environmental reserves on a quarterly basis. The Company does not expect the outcome of these matters to have a material impact on its financial position. Expenditures for environmental matters for the first quarter of fiscal 2005 and fiscal 2004 were not material to the Company’s financial position, results of operations or cash flows. Payment for the environmental costs covered by the reserves may be made over a 30-year period.

Product Warranties

The Company recognizes a liability for the estimated costs that may be incurred to remedy certain deficiencies of quality or performance of the Company’s products. These product warranties extend over a specified period of time generally ranging up to one year from the date of sale depending upon the product subject to the warranty. The Company accrues for warranty costs as part of its cost of sales based on associated material costs, technical support and help desk labor costs, and associated overhead. The Company accrues this provision for estimated future warranty costs based upon the historical relationship of warranty claims to sales. The Company periodically reviews the adequacy of its product warranties and adjusts, if necessary, the warranty percentage and accrued warranty reserve, which is included in other current liabilities in the Consolidated Balance Sheets, for actual experience.

The following table summarizes the activity related to the product warranty liability during the six months ended March 31, 2005:

Dollars in millions
Balance as of September 30, 2004	$23
Reductions for payments and costs to satisfy claims	(22)
Accruals for warranties issued during the period*	28
Changes to accrual relating to preexisting warranties	1
Balance as of March 31, 2005	$30

*                    Includes the opening balances of accruals related to acquisitions that occurred in the first quarter of fiscal 2005.

The increase in the product warranty liability for the six months ended March 31, 2005 is due to the additional accruals for product warranty associated with acquisitions made subsequent to September 30, 2004.

Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements

Letters of Credit

As of March 31, 2005, the Company had entered into uncommitted credit facilities that vary in term totaling $133 million for the purpose of securing third party financial guarantees such as letters of credit which ensure the Company’s performance or payment to third parties. Additionally, the Company had $545 million of committed credit facilities, including the $400 million credit facility which is discussed in Note 8, “Long-Term Debt.” The Company had outstanding an aggregate of $129 million in irrevocable letters of credit under the committed and uncommitted credit facilities (including an aggregate of $53 million under its $400 million committed credit facility) and $1 million of restricted cash.

Surety Bonds

The Company arranges for the issuance of various types of surety bonds, such as license, permit, bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. These bonds vary in duration although most are issued and outstanding from one to three years. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $20 million as of March 31, 2005. Historically, no surety bonds have been drawn upon and there is no future expectation that any surety bonds will be drawn upon.

Purchase Commitments and Termination Fees

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and to help assure adequate component supply, the Company enters into purchase agreements with contract manufacturers and suppliers that allow them to produce and procure inventory based upon forecasted requirements provided by the Company. If the Company does not meet these specified purchase commitments, it could be required to purchase the inventory, or in the case of certain agreements, pay an early termination fee. As of March 31, 2005, the maximum potential payment under these commitments was approximately $132 million. Historically, the Company has not been required to pay a charge for not meeting its designated purchase commitments with these suppliers.

Product Financing Arrangements

The Company sells products to various resellers that may obtain financing from certain unaffiliated third party lending institutions.

The Company has a product financing arrangement with one U.S. reseller. Avaya is obligated under certain circumstances to repurchase inventory previously sold to this reseller, in the event the lending institution, which financed the transaction, repossesses the reseller’s inventory of the Company’s products. The Company’s obligation to repurchase inventory from the lending institution terminates 180 days from the date of invoicing by the Company to the reseller. The repurchase amount is equal to the price originally paid to the Company by the lending institution for the inventory. This reseller has financed $49 million of inventory purchases under this arrangement as of March 31, 2005, which is the maximum exposure to the Company under this arrangement. There have not been any repurchases made by Avaya since the Company entered into this agreement in March 2001. The Company has estimated the fair value of this guarantee as of March 31, 2005, and has determined that it is not significant. There can be no assurance that the Company will not be obligated to repurchase inventory under this arrangement in the future.

For the Company’s product financing arrangement with resellers outside the U.S., in the event participating resellers default on their payment obligations to the lending institution, the Company is obligated under certain circumstances to guarantee repayment to the lending institution. The repayment amount fluctuates with the level of product financing activity. The guarantee repayment amount reported to the Company from the lending institution was approximately $6 million as of March 31, 2005. The Company reviews and sets the maximum credit limit for each reseller participating in this financing arrangement. There have not been any guarantee repayments by Avaya since the Company entered in this arrangement in October 2000. The Company has estimated the fair value of this guarantee as of March 31, 2005, and has determined that it is not significant. There can be no assurance that the Company will not be obligated to repurchase inventory under this arrangement in the future.

Performance Guarantees

In connection with the sale of Connectivity Solutions and the sale of a portion of the Expanets business, the Company has assigned its rights and obligations under several real estate leases to the acquiring companies (the “assignees”). The remaining terms of these leases vary from less than one year to nine years. While the Company is no longer the primary obligor under these leases, the lessor has not completely released the Company from its obligation, and holds it secondarily liable in the event that the assignees default on these leases. The maximum potential future payments the Company could be required to make, if all of the assignees were to default as of March 31, 2005, would be approximately $22 million. The Company has assessed the probability of default by the assignees and has determined it to be remote.

Credit Facility Indemnification

In connection with its obligations under the credit facility described in Note 8, “Long-Term Debt,” the Company has agreed to indemnify the third party lending institutions for costs incurred by the institutions related to changes in tax law or other legal requirements. While there have been no amounts paid to the lenders pursuant to this indemnity in the past, there can be no assurance that the Company will not be obligated to indemnify the lenders under this arrangement in the future.

Transactions with Lucent

In connection with the Company’s spin-off from Lucent in September 2000, the Company and Lucent executed and delivered the Contribution and Distribution Agreement and certain related agreements.

Pursuant to the Contribution and Distribution Agreement, Lucent contributed to the Company substantially all of the assets, liabilities and operations associated with its enterprise networking businesses (“the Company’s Businesses”). The Contribution and Distribution Agreement, among other things, provides that, in general, the Company will indemnify Lucent for all liabilities including certain pre-distribution tax obligations of Lucent relating to the Company’s Businesses and all contingent liabilities primarily relating to the Company’s Businesses or otherwise assigned to the Company. In addition, the Contribution and Distribution Agreement provides that certain contingent liabilities not allocated to one of the parties will be shared by Lucent and the Company in prescribed percentages. The Contribution and Distribution Agreement also provides that each party will share specified portions of contingent liabilities based upon agreed percentages related to the business of the other party that exceed $50 million. The Company is unable to determine the maximum potential amount of other future payments, if any, that it could be required to make under this agreement.

In addition, if the separation from Lucent fails to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code because of an acquisition of the Company’s stock or assets, or some other actions of the Company, then the Company will be solely liable for any resulting corporate taxes.

In April 2005, Lucent announced that its results included adjustments related to certain income tax matters from previous years. In connection with the distribution, the Company and Lucent entered into a Tax Sharing Agreement which governs Lucent’s and the Company’s respective rights, responsibilities and obligations after the distribution with respect to taxes for the periods ending on or before the distribution. Generally, pre-distribution taxes or benefits that are clearly attributable to the business of one party will be borne solely by that party, and other pre-distribution taxes or benefits will be shared by the parties based on a formula set forth in the Tax Sharing Agreement. The Company will determine the impact, if any, pursuant to the Tax Sharing Agreement upon the final resolution of these income tax matters.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this quarterly report. The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Forward Looking Statements” at the end of this discussion.

Our accompanying unaudited consolidated financial statements as of March 31, 2005 and for the three and six months ended March 31, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission, or the SEC, for interim financial statements, and should be read in conjunction with our consolidated financial statements and other financial information for the fiscal year ended September 30, 2004, which were included in our Annual Report on Form 10-K filed with the SEC on December 13, 2004. In our opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated. Certain prior year amounts have been reclassified to conform to the current interim period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

Overview

Products, Applications and Services

We are a leading provider of communications systems, applications and services that help enterprises transform their businesses by redefining the way they work and interact with their customers, employees, business partners, suppliers and others. Our goal is to help our customers optimize their enterprise communications networks in order to serve their customers better, enabling them to reduce costs and grow revenue while preserving the security and reliability of their networks. A key component of our strategy is to leverage our substantial experience and expertise in traditional voice communications systems to capitalize on the transition of these traditional voice systems to Internet Protocol (“IP”) and the adoption of IP telephony systems. We believe our comprehensive suite of IP telephony systems, communications applications and appliances, as supported by our global services organization and extensive network of business partners, transforms the enterprise communications system into a strategic asset for businesses, by enabling them to communicate to “anyone, at any place, at any time and in any way” they choose.

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

•       product implementation; and

•       rental and managed services.

Customers and Competitive Advantages

Our broad customer base is diverse, ranging in size from small businesses employing ten employees to large government agencies and multinational companies with over 100,000 employees. Our customers include enterprises operating in a broad range of industries around the world, including financial, manufacturing, media and communications, professional services, health care, education and governmental. As a result of our acquisition of Tenovis in November 2004, we have significantly increased our presence in Europe, particularly in Germany.

We are focused on the migration of our customers’ traditional voice communications to a converged network that provides for the integration of voice, data, video and other application traffic on a single network. We offer customers the flexibility to implement a new IP telephony system or “IP-enable” their existing voice communications system, thereby preserving their existing communication technology investments and allowing them to implement IP telephony at their own pace. The appliances that operate on converged networks, including IP phones, computer workstations, wireless phones and other devices, are replacing traditional telephones. The flexibility of converged networks offers increased functionality and provides our enterprise customers with the ability to reach the right person at the enterprise, at the right time, in the right place and in the right way, thereby optimizing business interactions and enhancing our customers’ ability to grow revenue and reduce costs. Our products, applications and services are driving the integration of communications and business processes, making communications an important component of our customers’ business strategies.

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

Key Trends and Uncertainties Affecting Our Results

Trends and Uncertainties Affecting Our Revenue

The following are the key factors currently affecting our revenue:

•       Acquisition of Tenovis—Our acquisition of Tenovis resulted in a significant increase in our revenues. The large installed base of European customers which we acquired has enabled us to increase our presence in Europe. The integration of the Tenovis business into ours was and remains a substantial effort requiring significant managerial resources and attention. Other factors including strong competition in the European market, as well as weakness in European economies and the high concentration of our business in Germany, could affect our business in Europe.

•       Technology transition—There are several factors that indicate that enterprises may be poised to transition their traditional communications systems to next-generation communications technology. First, IP telephony lines constitute a very small percentage of global installed enterprise telephony lines. In addition, the average age of these enterprise telephony systems is approximately ten years. Although these systems continue to operate reliably after ten years, enterprises typically will consider a new investment in enterprise communications technology at this point in the telephony system’s lifecycle. Accordingly, we believe that enterprises may consider new investments in enterprise communications and if they decide to make such investments, may consider IP telephony. In addition, we have noted over the past year that sales of our IP telephony gateways, which enable enterprises to connect remote locations to their headquarters, continue to be a growing part of our IP telephony portfolio.

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

Finally, we believe that enterprises are recognizing that IP telephony can help optimize resources by facilitating activities of an enterprise’s personnel regardless of their physical location. Using our IP telephony systems and our contact center applications, an enterprise’s employees can serve customers globally from any location, thereby helping to maximize efficiency and productivity in the deployment of the enterprise’s assets. Other factors enterprises may consider as they decide whether to deploy IP telephony include whether IP telephony will provide the level of security and reliability provided by traditional telephony systems.

As a result of the technology transition, however, spending by enterprises on traditional voice communication systems has been declining. Increases in our revenue attributable to sales of IP telephony systems continue to be offset in part by declines in revenue attributable to traditional voice communications systems.

•       Pricing and competitive environment—We have historically operated, and continue to operate, in an extremely competitive environment. Accordingly, we regularly face pricing pressures in the markets in which we operate. We have been able to mitigate the effects of pricing pressures on profitability through our actions to improve gross margins, as described below. For other uncertainties related to the competitive environment in which we operate, see “Forward Looking Statements—We face intense competition from our current competitors and, as the enterprise communications and information technology markets evolve, may face increased competition from companies that do not currently complete directly against us.”

•       Pressures on services business—We expect to continue to face challenges in our Avaya Global Services (“AGS”) segment. Although the proportion of customers who elect to purchase maintenance contracts at the time equipment is purchased has remained at relatively constant levels, the AGS business has been negatively affected by contract renegotiations at the time of renewal, changes in scope (i.e. number of ports, number of sites, or hours and levels of coverage) and pricing pressures. Our managed services business generally involves larger contracts with customers who outsource responsibility for their telephony systems to us. We expect to face challenges in this area relating to timing and closure of the new business opportunities, as well as pricing pressures and scope changes as discussed above.

•       Foreign currency—With our acquisition of Tenovis, our international revenues exceeded 40% of our total consolidated revenues for the second quarter of fiscal 2005. Any weakening of the U.S. dollar against other currencies, particularly the euro, will have a positive impact on our reported revenues and profitability. Conversely, any strengthening of the U.S. dollar will have a negative impact.

•       Economic conditions—An important factor affecting our ability to generate revenue is the effect of general economic conditions on our customers’ willingness to spend on information technology and particularly, enterprise communications technology. As economic conditions have gradually improved in most of our markets over the past few years, we have seen indications that enterprises may be more willing to spend on enterprise communications technology than in the past several years. Third-party estimates indicate that economic growth in most economies, including the United States, was very strong in 2004 and that economic growth will continue at a slower pace in 2005. While the world economy is expected to grow, variability in employment, corporate profit growth, interest rates, energy prices and other factors in specific markets could impact corporate willingness to spend on communications technology in the near term.

Continued Focus on Cost Structure

During fiscal 2005, we are continuing to focus on controlling our costs, particularly in relation to our revenue. As a result of the growth of our revenue discussed above and our continued focus on controlling costs, we returned to profitability in the third quarter of fiscal 2003 and have been profitable in each of the seven subsequent quarters.

As discussed in more detail below, our gross margin decreased from 46.8% for the three months ended March 31, 2004 to 46.1% for the three months ended March 31, 2005. The gross margin rate increased slightly from 46.5% to 46.7% for the six month period. The decrease for the quarter is primarily due to the acquisition of Tenovis, who historically has achieved lower margins than Avaya. The slight increase for the six months is attributable to higher volumes, an improved mix of hardware and software products, and the results of our cost reduction initiatives. The benefits from these positive results were partially offset by the acquisition of Tenovis.

As a percentage of revenue, selling, general and administrative (SG&A) expenses increased from 32.6% to 33.2% for the three months ended March 31, 2005, and decreased from 32.4% to 32.2% for six months ended March 31, 2005. The increase in absolute dollar terms for both periods was due to the inclusion of Tenovis SG&A expenses following the acquisition, as well as our other recent acquisitions. However, as a result of the operational efficiencies we have been able to achieve, as a percent of revenue, the negative impacts from our acquisitions have been partially offset in the second quarter of fiscal 2005, and were more than offset for the six months ended March 31, 2005.

Strategic Use of Cash and Cash Equivalents

As further discussed in “Liquidity and Capital Resources,” we have been focused on using cash for strategic acquisitions and debt reduction, as well as generating cash from our operating activities. We used cash and cash equivalents of $762 million during the six months ended March 31, 2005, substantially all of which was used for acquisitions and debt reduction. We used net cash of $265 million and $110 million to acquire Tenovis and Spectel, respectively. In addition, we used $314 million to reduce substantially the amount of senior notes outstanding and $103 million to repay a portion of our outstanding principal of secured floating rate notes.

As of September 30, 2004, our cash and cash equivalents exceeded our debt by $1,024 million and as of March 31, 2005, our cash and cash equivalents exceeded our debt by $667 million. We expect to have positive operating cash flow for the remainder of fiscal 2005.

On April 19, 2005, the Board of Directors authorized a share repurchase plan. Under the provisions of this plan, Avaya is authorized to repurchase up to $500 million of its outstanding common stock over the next two years. These repurchases will be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price, the terms of Avaya’s credit facility and other factors. On April 20, the Company commenced purchasing shares under this plan. See Note 8, “Long-Term Debt,” to our consolidated financial statements for further information concerning the limitations under the credit facility.

On May 4, 2005, we gave notice to the holders of the secured floating rate notes of our intention to repay the remaining principal of $164 million secured floating rate notes on May 17, 2005.

Current and Future Profitability and its Effect on Deferred Tax Assets

As of March 31, 2005, we had $429 million in net deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences, which are available to reduce taxable income predominantly in the U.S. in future periods. This amount is net of a valuation allowance, which was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”

We continue to analyze our profitability and the probability of the realization of our deferred tax assets in future periods as a result of profitable operations. We have determined that a partial valuation allowance is required until sufficient positive evidence exists to support its reversal.

Operating Segments

Beginning in the first quarter of fiscal 2005, we are managing our business based on two operating segments—Global Communications Solutions, which includes our prior reportable segments of Enterprise Communications Group (ECG) and Small and Medium Business Solutions (SMBS), and Avaya Global Services. This realignment of operating segments enables management to assess results of operations in a manner consistent with our operating structure and go-to-market strategies. Our comparative results for the quarters presented have been reclassified to reflect our new segment structure.

The following table sets forth the allocation of our revenue among our operating segments and expressed as a percentage of total revenue:

					Second Fiscal Quarter
							Mix
2Q04	3Q04	4Q04	1Q05	Dollars in millions	2005	2004	2005	2004	Change
$493	$506	$565	$592	Global Communications Solutions	$625	$493	51%	49%	$132	26.8%
511	510	511	556	Avaya Global Services	597	511	49%	51%	86	16.8%
1,004	1,016	1,076	1,148	Total operating segments	1,222	1,004	100%	100%	218	21.7%
2	—	—	—	Corporate / Unallocated	—	2	0%	0%	(2)	-100.0%
$1,006	$1,016	$1,076	$1,148	Total	$1,222	$1,006	100%	100%	$216	21.5%

The increase in revenues contributed by the Global Communications Solutions segment and the Avaya Global Services segment for the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 is primarily due to acquisitions and increased sales from all international regions. These positive effects were partially offset by weaker sales in the U.S.

Acquisitions and Divestitures

Acquisition of Tenovis

On November 18, 2004, we acquired all of the issued share capital of Tenovis Germany GmbH, or Tenovis. Tenovis is a major European provider of enterprise communications systems and services. Under the terms of the share purchase agreement we paid $381 million in cash (which includes $10 million of transaction fees that were not paid to the sellers) and assumed $278 million in debt. Additionally, we acquired cash and cash equivalents of $116 million, resulting in a net cash outlay related to the acquisition of $265 million. We also recorded $313 million of pension liabilities in connection with this acquisition. Tenovis results are included in our consolidated financial statements as of November 18, 2004.

In the following discussion, we present certain financial information related to Tenovis and its impact on Avaya’s overall financial results. The planned integration of Tenovis in the coming months will result in significant cross-deployment of resources and the integration of various legal entities and operations. As a result, we will not be able to provide a meaningful level of visibility into the results of “stand alone” Tenovis, as we have done herein and previously. Therefore, we do not intend to provide separate Tenovis financial information in the future.

Other Acquisitions

On October 4, 2004, we acquired all of the issued share capital of Spectel plc, or Spectel, pursuant to the terms of a Share Purchase Agreement dated August 2, 2004, for $110 million in cash (which includes $6 million of transaction fees that were not paid to the sellers), net of cash acquired of $3 million. Spectel is a company incorporated in Ireland and a leading provider of audio conferencing solutions. Results from Spectel are included in our consolidated financial statements beginning on October 4, 2004.

On October 15, 2004, we acquired a 23% share of Agile Software NZ Limited, a software subsidiary of Agile NZ Limited, which primarily produces contact center software, as well as other software products. We account for this investment using the equity method.

On December 15, 2004, we acquired substantially all of the assets of RouteScience Technologies, Inc., a software company based in California focused on products that monitor, assess and optimize network applications.

Through a series of transactions during fiscal 2004, we increased our ownership of the issued share capital of Tata Telecom Ltd., or Tata, a leading voice communications solutions provider in India, from 25.1% to 59.1% for a total of $24 million. After the closing, Tata’s name was changed to Avaya GlobalConnect, or AGC, and we began consolidating its results on August 4, 2004.

Results from Continuing Operations

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Revenue

The primary driver of the increase in our revenues for the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 was our acquisition of Tenovis, which added revenues of $237 million. This impact was partially offset by declines in U.S. sales of both products and services. The decline in U.S. revenues was primarily attributable to the following:

•       We previously announced changes in our go-to-market strategy to realign our sales and marketing efforts by expanding direct sales coverage of key accounts; by enlarging the number of strategic accounts; by identifying a second tier of named accounts served by a combination of our direct sales team and our channel partners; and by servicing our medium and small business customers primarily through our channel partners. This had the result, among other things, of reassigning accounts among different channels and sales teams. Although we expect this realignment to provide benefits as we focus our direct sales efforts on our larger enterprise customers, the benefits have taken longer than expected to materialize, resulting in a temporary disruption to our sales efforts. This disruption primarily affected our U.S. business.

•       The second quarter saw decreased purchases of products by our indirect channel business partners which primarily affected our sales of small and medium business products, which are sold almost entirely through indirect channels in the U.S.

•       We continue to see declines in revenues from our U.S. services business, particularly in the maintenance and rental and managed services lines of business, primarily due to renegotiations by customers of their contracts to change the scope of existing maintenance and managed services contracts, pricing pressures and cancellations.

•       We have devoted significant management attention and resources to the Tenovis integration. These integration efforts have diverted management’s time and attention away from other business issues.

Revenues were also positively impacted by the acquisition of a majority interest in AGC in the fourth quarter of fiscal 2004. Additionally, foreign currency translation positively impacted revenues by $8 million due to of the weakening of the U.S. dollar, particularly against the euro.

A detailed analysis of the impact of these factors is included in the discussion below.

The following table sets forth a comparison of revenue by type:

					Second Fiscal Quarter
							Mix
2Q04	3Q04	4Q04	1Q05	Dollars in millions	2005	2004	2005	2004	Change
$495	$506	$565	$554	Sales of products	$543	$495	44%	49%	$48	9.7%
445	446	454	477	Services	498	445	41%	44%	53	11.9%
66	64	57	117	Rental and managed services	181	66	15%	7%	115	174.2%
$1,006	$1,016	$1,076	$1,148	Total revenue	$1,222	$1,006	100%	100%	$216	21.5%

Higher revenues in all categories were primarily due to the acquisition of Tenovis, and to a lesser extent, AGC. The increase in revenues from sales of products related to acquisitions was partially offset by lower volumes, particularly through the indirect channel, as a result of the sales force realignment and the distraction caused by the Tenovis integration. The increase in revenues from services and rental and managed services was partially offset by lower volumes due primarily to renegotiations affecting the scope of existing maintenance and managed service contracts, as well as pricing pressures and cancellations.

The following table sets forth a geographic comparison of revenue:

					Second Fiscal Quarter
							Mix
2Q04	3Q04	4Q04	1Q05	Dollars in millions	2005	2004	2005	2004	Change
$760	$769	$822	$734	U.S. International:	$689	$760	56%	76%	$(71)	-9.3%
133	135	142	278	EMEA—Europe/Middle East/Africa	387	133	32%	13%	254	191.0%
59	58	59	74	APAC—Asia Pacific	89	59	7%	6%	30	50.8%
54	54	53	62	Americas, non-U.S.	57	54	5%	5%	3	5.6%
246	247	254	414	Total international	533	246	44%	24%	287	116.7%
$1,006	$1,016	$1,076	$1,148	Total revenue	$1,222	$1,006	100%	100%	$216	21.5%

U.S. revenues were down considerably against the comparable prior year quarter due to the realignment of our sales and marketing structure, the integration efforts associated with Tenovis and lower levels of purchases from our indirect channel partners, as well as decreases in the scope of existing maintenance contracts and pricing pressures, as described above.

Higher revenues in EMEA were primarily attributable to the acquisition of Tenovis. Revenues in EMEA also benefited from the increased acceptance of IP telephony, which increased customers’ willingness to spend on converged communications technology. Excluding Tenovis, revenues in EMEA increased by $17 million, primarily related to sales of large communications systems. In addition, currency translation had a positive impact as the euro strengthened against the U.S. dollar. Revenues in APAC benefited from the acquisition of a majority ownership interest in AGC in the fourth quarter of fiscal 2004, which added approximately $19 million in incremental revenues, as well as higher volumes in China and Japan, particularly in connection with sales to our customers in the financial services industry. Revenues in the Americas, non-U.S. region benefited from higher volumes associated with the call center business due to the expansion and upgrade of the installed base in Latin America.

The following table sets forth a comparison of revenue from sales of products by channel:

					Second Fiscal Quarter
							Mix
2Q04	3Q04	4Q04	1Q05	Dollars in millions	2005	2004	2005	2004	Change
$211	$219	$280	$261	Direct	$265	$211	49%	43%	$54	25.6%
284	287	285	293	Indirect	278	284	51%	57%	(6)	-2.1%
$495	$506	$565	$554	Total sales of products	$543	$495	100%	100%	$48	9.7%

Revenue from the sales of products through the direct channel increased due to the acquisition of Tenovis, which sells primarily through the direct channel. The effects of the Tenovis acquisition were partially offset by our sales force realignment which resulted in redirection of the focus of our channel composition to concentrate direct channel efforts on larger customers and transactions. The responsibility for handling many smaller customers and transactions has been transferred to our indirect channel partners.

Gross Margin

The following table sets forth a comparison of gross margin by type:

					Second Fiscal Quarter
							Percent of Revenue
2Q04	3Q04	4Q04	1Q05	Dollars in millions	2005	2004	2005	2004	Change
$259	$273	$328	$309	On sales of products	$298	$259	54.9%	52.3%	$39	15.1%
181	183	183	169	On services	159	181	31.9%	40.7%	(22)	-12.2%
31	32	27	65	On rental and managed services	106	31	58.6%	47.0%	75	241.9%
$471	$488	$538	$543	Total gross margin	$563	$471	46.1%	46.8%	$92	19.5%

Gross margin on the sales of products increased $39 million compared to the second quarter of fiscal 2004 due primarily to additional sales volumes gained from the acquisition of Tenovis, the increased proportion of software to hardware in our product mix and the benefits associated with our ongoing cost reduction initiatives. However, while the acquisition of Tenovis added additional gross margin in dollars, as a percent of revenue, our overall gross margin gains were partially offset by the lower margins achieved by Tenovis.

Gross margin on services decreased $22 million due mainly to decreased U.S. volumes, and gross margin as a percent of revenue declined due to the impact of the relatively lower margin Tenovis services business. In addition, gross margins were negatively impacted by changes in revenue mix, primarily due to a higher proportion of government contracts and wire installations, which generate lower margins.

Gross margin on rental and managed services increased $75 million due entirely to the acquisition of Tenovis. This increase was partially offset by lower revenues associated with U.S. managed services.

Operating expenses

The following table sets forth a comparison of operating expenses:

					Second Fiscal Quarter
							Percent of Revenue
2Q04	3Q04	4Q04	1Q05	Dollars in millions	2005	2004	2005	2004	Change
$328	$307	$326	$357	Selling, general and administrative	$406	$328	33.2%	32.6%	$78	23.8%
83	89	93	98	Research and development	105	83	8.6%	8.3%	22	26.5%
$411	$396	$419	$455	Total operating expenses	$511	$411	41.8%	40.9%	$100	24.3%

The increase in SG&A expenses is primarily due to the acquisition of Tenovis, and to a lesser extent, our other acquisitions. The increase in SG&A expenses as a percent of revenue due to acquisitions was partially offset due to improved operational efficiencies.

Research and development (R&D) expenses increased due to the acquisition of Tenovis.

Other Income (Expense), Net

The following table sets forth a comparison of other income (expense), net:

					Second Fiscal Quarter
2Q04	3Q04	4Q04	1Q05	Dollars in millions	2005	2004	Change
$(19)	$(11)	$9	$(38)	Other income (expense), net	$—	$(19)	$19	-100%

Other income (expense), net for the second fiscal quarter of 2005 is primarily related to the $2 million loss on the repayment of $103 million principal amount of secured floating rate notes, as well as other miscellaneous expenses that were offset by $6 million of interest income. Other income (expense), net for the same period last year was primarily related to the $21 million loss on the extinguishment of $224 million aggregate principal amount of senior notes.

Interest Expense

The following table sets forth a comparison of interest expense:

					Second Fiscal Quarter
2Q04	3Q04	4Q04	1Q05	Dollars in millions	2005	2004	Change
$19	$14	$12	$10	Interest expense	$5	$19	$(14)	-74%

The decrease in interest expense is due to lower year over year debt levels. Overall debt decreased primarily due to the repurchases of our senior notes in fiscal 2004 and the first quarter of fiscal 2005, as well as the redemption for cash and conversion into common stock of our LYONs in the first quarter of fiscal 2005. This decrease was partially offset by interest expense associated with the debt assumed in the Tenovis acquisition. A portion of this assumed debt was repaid during the three months ended March 31, 2005.

Provision for Income Taxes

The following table sets forth a comparison of the provision for (benefit from) income taxes:

					Second Fiscal Quarter
2Q04	3Q04	4Q04	1Q05	Dollars in millions	2005	2004	Change
$(81)	$9	$16	$7	Provision for (benefit from) income taxes	$11	$(81)	$92	-114%

The provision for income taxes in the second quarter of fiscal 2005 was composed of state and foreign income taxes. The benefit from income taxes for the same period last fiscal year was primarily due to an $89 million benefit from the favorable settlement of certain tax matters for the periods prior to the distribution in accordance with the Tax Sharing Agreement between us and Lucent, partially offset by a $6 million provision for state and foreign income taxes and a $2 million provision for other adjustments.

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

Large Communications Systems are IP and traditional telephony systems marketed to large enterprises. These systems include:

•       media servers which provide call processing on the customer’s local area network;

•       media gateways which support traffic routing between traditional voice and IP telephony systems;

•       associated appliances, such as telephone handsets and soft clients;

•       Avaya Integrated Management™, a Web-based comprehensive set of tools that manages complex voice and data network infrastructures;

•       Avaya Communications Manager™, a voice application software that manages call processing, facilitates secure customer interactions across a variety of media and supports a range of Avaya and third-party applications; and

•       Avaya Extension to Cellular™ offering, which transparently bridges any cell phone to any Avaya communications server.

Small Communications Systems are IP and traditional telephony systems marketed to small enterprises. These systems include:

•       Avaya IP Office™, an IP telephony system for small and medium-sized enterprises;

•       Traditional Key Systems, Partner™, Magix™ and Legend™ brands;

•       associated appliances, such as telephone handsets; and

•       media servers for voice applications used by smaller businesses.

Converged Voice Applications consist of applications for multi-media contact centers and unified communications. These include:

•       applications that facilitate and enhance interaction in an enterprise with customers, partners, suppliers and employees; and

•       messaging for IP and traditional systems.

The following table sets forth revenue by similar class of products within the Global Communications Solutions segment:

					Second Fiscal Quarter
							Mix
2Q04	3Q04	4Q04	1Q05	Dollars in millions	2005	2004	2005	2004	Change
$295	$299	$336	$354	Large Communications Systems	$393	$295	63%	60%	$98	33.2%
58	57	59	69	Small Communications Systems	78	58	13%	12%	20	34.5%
131	133	159	150	Converged Voice Applications	145	131	23%	26%	14	10.7%
9	17	11	19	Other	9	9	1%	2%	—	0.0%
$493	$506	$565	$592	Total revenue	$625	$493	100%	100%	$132	26.8%

The increase in revenue for all GCS product classes was primarily attributable to the acquisition of Tenovis, as well as a slight increase due to foreign currency translation. Large Communications Systems also benefited from the acquisition of a majority interest in AGC, as well as higher volumes associated with gateways, servers and terminals sold in connection with IP systems. The increase in Small Communications Systems revenues attributable to Tenovis was partially offset by lower sales volumes, mainly in the indirect channel, due to decreased purchases by our U.S. indirect channel partners. Revenue from Converged Voice Applications also increased due to higher volumes.

The following table sets forth operating income (loss) of the Global Communications Solutions segment:

					Second Fiscal Quarter
							Percent of Revenue
2Q04	3Q04	4Q04	1Q05	Dollars in millions	2005	2004	2005	2004	Change
$(3)	$17	$55	$25	Operating income (loss)	$(12)	$(3)	-1.9%	-0.6%	$(9)	300.0%

The increase in the operating loss for the second quarter of fiscal 2005 was due entirely to Tenovis.

Avaya Global Services

The Avaya Global Services segment is focused on supporting our broad customer base with comprehensive end-to-end global service offerings that enable our customers to plan, design, implement, monitor and manage their converged communications networks worldwide. AGS provides its services through the following offerings:

Maintenance—AGS monitors and optimizes customers’ network performance ensuring availability and keeps communication networks current with the latest software releases. In the event of an outage, our customers receive the on-site support they need to recover quickly.

Implementation and integration services—Through operation, implementation and integration specialists worldwide, AGS helps customers leverage and optimize their multi-technology, multi-vendor environments through the use of contact centers, unified communication networks, and IP telephony.

Rental and managed services—AGS supplements our customers’ in-house staff and manages complex multi-vendor, multi-technology networks, optimizes network performance and configurations, backs up systems, detects and resolves faults, performs moves, adds, and changes and manages our customers’ trouble tickets and inventory.

The following table sets forth revenue by similar class of services within the Avaya Global Services segment:

					Second Fiscal Quarter
							Mix
2Q04	3Q04	4Q04	1Q05	Dollars in millions	2005	2004	2005	2004	Change
$362	$359	$358	$371	Maintenance	$372	$362	62%	71%	$10	2.8%
83	87	95	103	Implementation and integration services	122	83	21%	16%	39	47.0%
66	64	57	79	Rental and managed services	96	66	16%	13%	30	45.5%
—	—	1	3	Other	7	—	1%	0%	7	n/a
$511	$510	$511	$556	Total revenue	$597	$511	100%	100%	$86	16.8%

The increase in revenue for AGS was primarily attributable to the acquisition of Tenovis, as well as a slight increase due to foreign currency impacts, partially offset by lower volumes in the maintenance and rental and managed services businesses.

The acquisition of Tenovis favorably impacted revenue for each of the service lines. However, these sales increases were partially offset by lower volumes, especially in the U.S. Our maintenance business is highly correlated to product sales, and because our products typically carry a 12-month warranty, the opportunity to realize maintenance revenues occurs subsequent to the expiration of the warranty. In addition, our maintenance revenues were unfavorably impacted by renegotiations by customers of their contracts to change the scope of existing maintenance and managed services contracts, pricing pressures and cancellations. Implementation and integration services revenues were favorably impacted by expanded sales volume of government contracts, wire installations and the trending of product sales in the recent quarters. Rental and managed services revenues in the U.S. were unfavorably affected by customer changes in scope, pricing pressures and cancellations.

The following table sets forth operating income of the Avaya Global Services segment:

					Second Fiscal Quarter
							Percent of Revenue
2Q04	3Q04	4Q04	1Q05	Dollars in millions	2005	2004	2005	2004	Change
$63	$68	$65	$56	Operating income	$27	$63	4.5%	12.3%	$(36)	-57.1%

The Tenovis services business contributed an operating loss as a result of the relatively lower gross margin rates on rental and managed services, as well as additional SG&A expenses. The decrease in operating income was also attributable to the mix in revenues. There was lower sales volume of traditional Avaya services such as maintenance versus expanded volume of lower margin services such as implementation and integration. In addition, because the vast majority of our costs of services in the U.S. relates to our relatively fixed AGS workforce, as volumes decrease our gross margin and operating income are adversely affected. These fixed costs, coupled with the low margins achieved by Tenovis and the change in sales mix, resulted in AGS gross margins decreasing from 41% to 33%, directly impacting our operating income. These impacts were partially mitigated by operational efficiencies including activities related to AGS workforce reductions which took effect during the second quarter.

Corporate/Unallocated

Revenues that are not associated with one of our operating segments are presented under Corporate/Unallocated. Revenue of $2 million in the second quarter of fiscal 2004 represents sales associated with the acquisition of Expanets. These sales were not allocated to one of our operating segments because the sales were of non-Avaya products that were ordered prior to the acquisition, and were consummated subsequent to the closing of the acquisition.

Operating income of $37 million in the second quarter of fiscal 2005 is primarily due to lower corporate overhead expenses mainly driven by a reduction of the estimated annual incentive award expenses, as well as lower than expected information technology and other corporate expenses. At the beginning of each fiscal year, the amount of certain corporate overhead expenses, including targeted annual incentive awards, to be charged to operating segments is determined and fixed for the entire year in the annual plan. The annual incentive award accrual is adjusted quarterly based on actual year to date results and those estimated for the remainder of the year. This adjustment of the annual incentive award accrual, as well as any other over/under absorption of corporate overheads against plan is recorded and reported within the Corporate/Unallocated caption.

Six Months Ended March 31, 2005 Compared with Six Months Ended March 31, 2004

Revenue

The increase in revenue compared to the first six months of fiscal 2004 was driven primarily by the acquisition of Tenovis, which added revenues of $361 million. Revenues were also positively impacted by the acquisition of a majority interest in AGC in the fourth quarter of fiscal 2004. Additionally, revenues increased approximately $20 million due to foreign currency translation due to of the weakening of the U.S. dollar, particularly against the euro.

The following table sets forth a comparison of revenue by type:

	Six Months Ended March 31,
			Mix
Dollars in millions	2005	2004	2005	2004	Change
Sales of products	$1,097	$977	46%	49%	$120	12.3%
Services	975	861	41%	44%	114	13.2%
Rental and managed services	298	139	13%	7%	159	114.4%
Total revenue	$2,370	$1,977	100%	100%	$393	19.9%

Higher revenues in all categories were primarily due to the acquisition of Tenovis. Revenues from sales of products also benefited from the acquisition of a majority interest in AGC in the fourth quarter of fiscal 2004. The increases in revenues from direct sales of product were partially offset by lower volumes in the indirect channel as a result of the sales force realignment and the distraction caused by the Tenovis integration. The increase in revenues from services and rental and managed services, primarily attributable to Tenovis, was partially offset by lower volumes due mainly to renegotiations affecting the scope of existing managed services contracts, as well as pricing pressures and cancellations.

The following table sets forth a geographic comparison of revenue:

	Six Months Ended March 31,
			Mix
Dollars in millions	2005	2004	2005	2004	Change
U.S.	$1,423	$1,498	60%	76%	$(75)	-5.0%
International:
EMEA—Europe/Middle East/Africa	665	261	28%	13%	404	154.8%
APAC—Asia Pacific	163	109	7%	6%	54	49.5%
Americas, non-U.S.	119	109	5%	5%	10	9.2%
Total international	947	479	40%	24%	468	97.7%
Total revenue	$2,370	$1,977	100%	100%	$393	19.9%

U.S. revenues were down against the comparable prior six-month period due to the realignment of our sales and marketing structure, the integration efforts associated with Tenovis, and lower levels of purchases from our indirect channel partners, as well as decreases in the scope of existing maintenance contracts and pricing pressures in our Services business as described above.

Higher revenues in EMEA were primarily attributable to the acquisition of Tenovis. Revenues in EMEA continue to benefit from the increased acceptance of IP telephony, which increased customers’ willingness to spend on converged communications technology. Excluding Tenovis, revenues in EMEA increased by $42 million, primarily related to sales of large communications systems. In addition, currency translation had a positive impact as the euro strengthened against the U.S. dollar. Revenues in APAC benefited from the acquisition of a majority ownership interest in AGC as well as higher volumes in China and Japan, particularly in connection with sales to our customers in the financial services industry. Revenues in the Americas, non-U.S. region benefited from higher volumes associated with the call center business due to the expansion and upgrade of the installed base in Latin America.

The following table sets forth a comparison of revenue from sales of products by channel:

	Six Months Ended March31,
			Mix
Dollars in millions	2005	2004	2005	2004	Change
Direct	$526	$424	48%	43%	$102	24.1%
Indirect	571	553	52%	57%	18	3.3%
Total sales of products	$1,097	$977	100%	100%	$120	12.3%

Revenue from the sales of products through the direct channel increased due to the acquisition of Tenovis, which sells primarily through the direct channel. The effects of the Tenovis acquisition were partially offset by our efforts to redirect the focus of our channel composition to concentrate direct channel efforts on larger customers and transactions. The responsibility of handling many smaller customers and transactions has been transferred to our indirect channel partners.

Gross Margin

The following table sets forth a comparison of gross margin by type:

	Six Months Ended March 31,
			Percent of Revenue
Dollars in millions	2005	2004	2005	2004	Change
On sales of products	$607	$519	55.3%	53.1%	$88	17.0%
On services	328	331	33.6%	38.4%	(3)	-0.9%
On rental and managed services	171	69	57.4%	49.6%	102	147.8%
Total gross margin	$1,106	$919	46.7%	46.5%	$187	20.3%

Gross margin on the sales of products increased due primarily to additional sales volumes gained from the acquisition of Tenovis, the increased proportion of software to hardware in our product mix and the benefits associated with our ongoing cost reduction initiatives. However, while the acquisition of Tenovis added additional gross margin in dollars, as a percent of revenue, our overall gross margin gains were partially offset by the lower margins achieved by Tenovis.

Gross margin on services decreased due mainly to the impact of lower volumes and higher costs in the U.S., as well as the impact of the relatively lower margin Tenovis services business. In addition, gross margins were negatively impacted by changes in revenue mix primarily due to a higher proportion of government contracts and wire installations, which generate lower margins.

Gross margin on rental and managed services increased due primarily to the acquisition of Tenovis, which was partially offset by lower revenues associated with U.S. managed services.

Operating expenses

The following table sets forth a comparison of operating expenses:

	Six Months Ended March 31,
			Percent of Revenue
Dollars in millions	2005	2004	2005	2004	Change
Selling, general and administrative	$763	$641	32.2%	32.4%	$122	19.0%
Research and development	203	166	8.6%	8.4%	37	22.3%
Total operating expenses	966	807	40.8%	40.8%	$159	19.7%

The increase in SG&A expenses is primarily due to the acquisition of Tenovis, and to a lesser extent, our other acquisitions. The increase in SG&A expenses as a percent of revenue due to acquisitions was more than offset by improved operational efficiencies.

Research and development expenses increased due to the acquisition of Tenovis.

Other Income (Expense), Net

The following table sets forth a comparison of other income (expense), net:

	Six Months Ended March 31,
Dollars in millions	2005	2004	Change
Other income (expense), net	$(38)	$(13)	$(25)	192%

Other income (expense), net for the six months ended March 31, 2005 is due primarily due to a $41 million loss on the repurchase of $271 million aggregate principal amount of senior notes and a $2 million loss on the repayment of $103 million principal amount of secured floating fate notes. Other income (expense), net for the same period last fiscal year was mainly due to the $21 million loss on the extinguishment of a portion of our senior notes and a $5 million loss on the sale of Commscope common stock (which we acquired with the disposal of our Connectivity Solutions business), partially offset by $7 million of interest income.

Interest Expense

The following table sets forth a comparison of interest expense:

	Six Months Ended March 31,
Dollars in millions	2005	2004	Change
Interest expense	$15	$40	$(25)	-63%

The decrease in interest expense is due to lower year over year debt levels. Overall debt decreased primarily due to the repurchases of our senior notes in fiscal 2004 and the first quarter of fiscal 2005, as well as the redemption for cash and conversion into common stock of our LYONs in the first quarter of fiscal 2005. This decrease was partially offset by interest expense associated with the debt assumed in the Tenovis acquisition. A portion of this assumed debt was repaid during the second quarter of fiscal 2005.

Provision for Income Taxes

The following table sets forth a comparison of the provision for (benefit from) income taxes:

	Six Months Ended March 31,
Dollars in millions	2005	2004	Change
Provision for (benefit from) income taxes	$18	$(74)	$92	-124%

The provision for income taxes for the first half of fiscal 2005 was composed of state and foreign income taxes. The benefit from income taxes for the same period last fiscal year primarily related to the $89 million benefit for favorable settlement of certain tax matters for periods prior to the distribution in accordance with the Tax Sharing Agreement between us and Lucent, partially offset by an $11 million provision for state and foreign income taxes and $4 million provision for other adjustments.

Segment Results

As discussed above, we changed our operating segment structure effective October 2004. The results for the periods presented have been reclassified to reflect our new segment structure.

Global Communications Solutions

The following table sets forth revenue by similar class of products within the Global Communications Solutions segment:

	Six Months Ended March 31,
			Mix
Dollars in millions	2005	2004	2005	2004	Change
Large Communications Systems	$747	$575	62%	59%	$172	29.9%
Small Communications Systems	147	112	12%	11%	35	31.3%
Converged Voice Applications	295	260	24%	27%	35	13.5%
Other	28	26	2%	3%	2	7.7%
Total revenue	$1,217	$973	100%	100%	$244	25.1%

The increase in total revenue for GCS was primarily attributable to the acquisition of Tenovis, as well as the benefits from currency translation. Large Communications Systems also had increased revenues from stronger sales volumes and a more favorable product mix with respect to software and gateways, as well as the acquisition of a majority interest in AGC. The increase in Small Communications Systems revenues attributable to Tenovis was partially offset by lower U.S. sales volumes, mainly in the indirect channel due to lower purchases by our U.S. indirect channel partners. Revenue from Converged Voice Applications also increased due to higher volumes and product mix associated with contact centers, as well as the acquisition of AGC.

The following table sets forth operating income (loss) of the Global Communications Solutions segment:

	Six Months Ended March 31,
			Percent of Revenue
Dollars in millions	2005	2004	2005	2004	Change
Operating income (loss)	$13	$(1)	1.1%	-0.1%	$ 14	-1400.0%

The increase in operating income was primarily related to greater sales volumes coupled with a more favorable product mix with respect to software and applications which created improved product margins. In addition, the cost reduction initiatives were effectively executed to drive profitability. The increase in operating income was partially offset by the operating results of Tenovis, which had a negative impact on operating income.

Avaya Global Services

The following table sets forth revenue by similar class of services within the Avaya Global Services segment:

	Six Months Ended March 31,
			Mix
Dollars in millions	2005	2004	2005	2004	Change
Maintenance	$743	$705	64%	70%	$38	5.4%
Implementation and integration services	225	156	20%	16%	69	44.2%
Rental and managed services	175	139	15%	14%	36	25.9%
Other	10	—	1%	0%	10	n/a
Total revenue	$1,153	$1,000	100%	100%	$153	15.3%

The increase in revenue for AGS was primarily attributable to the acquisition of Tenovis, sales of new services and favorable foreign currency impact, partially offset by lower volumes and pricing pressures in maintenance and rental and managed services revenues in the U.S.

The acquisition of Tenovis generated revenue for each of the service lines. In addition, increases in maintenance revenues were due to sales of new services and off-warranty sales, partially offset by lower volumes in existing contract-related maintenance sales. These lower volumes were primarily due to changes in contract scope for U.S. customers and pricing pressures. Implementation and integration services revenues benefited from the trending of product sales in recent quarters and increases in our infrastructure implementation business. Rental and managed services revenues were unfavorably impacted by customer changes in scope, pricing pressures and cancellations.

The following table sets forth operating income of the Avaya Global Services segment:

	Six Months Ended March 31,
			Percent of Revenue
Dollars in millions	2005	2004	2005	2004	Change
Operating income	$83	$116	7.2%	11.6%	$(33)	-28.4%

The Tenovis services business contributed an operating loss. The decrease in operating income was also attributable to the mix in revenues. There was lower sales volume of traditional Avaya services such as maintenance versus expanded volume of lower margin services such as implementation and integration. In addition, because the vast majority of our costs of services in the U.S. relates to our relatively fixed AGS workforce, as volumes decrease our gross margin and operating income are adversely affected. These fixed costs coupled with the low margins achieved by Tenovis and the change in sales mix, resulted in lower gross margins, which directly impacted our operating income. These impacts were partially mitigated by operational efficiencies including activities related to the AGS workforce reductions.

Corporate/Unallocated

Revenues that are not associated with one of our operating segments are presented under Corporate/Unallocated. Revenue of $4 million in the six months ended March 31, 2004 represents sales associated with the acquisition of Expanets. These sales were not allocated to one of our operating segments because the sales were of non-Avaya products that were ordered prior to the acquisition, and were consummated subsequent to the closing of the acquisition.

Operating income of $44 million in the six months ended March 31, 2005 is primarily due to lower corporate overhead expenses mainly driven by a reduction of the estimated annual incentive award expenses, as well as lower than expected information technology and other corporate expenses. At the beginning of each fiscal year, the amount of certain corporate overhead expenses, including targeted annual incentive awards, to be charged to operating segments is determined and fixed for the entire year in the annual plan. The annual incentive award accrual is adjusted quarterly based on actual year to date results and those estimated for the remainder of the year. This adjustment of the annual incentive award accrual, as well as any other over/under absorption of corporate overheads against plan is recorded and reported within the Corporate/Unallocated caption.

Results of Discontinued Operations

The $2 million loss from discontinued operations is primarily related to the result of the finalization of the working capital adjustment related to the sale of our Connectivity Solutions business, in accordance with the asset purchase agreement.

Liquidity and Capital Resources

During the first six months of fiscal 2005, we focused on reducing the amount of our debt, while balancing our cash needs for strategic acquisitions. Our cash and cash equivalents decreased to $855 million as of March 31, 2005 from $1,617 million as of September 30, 2004.

As part of our de-leveraging strategy, we called and repurchased all of our remaining outstanding LYONs (after substantially all the holders of LYONs converted their LYONs into Avaya common stock shortly before the repurchase date) and repurchased substantially all of our outstanding senior notes during the first quarter of fiscal 2005. These reductions in debt were partially offset by the closing of the Tenovis acquisition and the assumption of certain related debt, of which we repaid a significant portion subsequent to the acquisition. The impact of these transactions is described in the “Investing Activities” and “Financing Activities” discussions below. Primarily as a result of these actions, we reduced our debt balance from $593 million as of September 30, 2004 to $188 million as of March 31, 2005.

Sources and Uses of Cash for the Six Months Ended March 31, 2005

A condensed statement of cash flows for the six months ended March 31, 2005 and 2004 follows:

	Six months ended March 31,
Dollars in millions	2005	2004
Net cash provided by (used for):
Operating activities from continuing operations	$60	$140
Investing activities from continuing operations	(450)	131
Financing activities from continuing operations	(380)	68
Effect of exchange rate changes on cash and cash equivalents	8	9
Net (decrease) increase in cash and cash equivalents from continuing operations	(762)	348
Net decrease in cash and cash equivalents from discontinued operations	—	(24)
Cash and cash equivalents at beginning of year	1,617	1,192
Cash and cash equivalents at end of period	$855	$1,516

Operating Activities

Our net cash provided by operating activities from continuing operations was $60 million for the six months of fiscal 2005, compared to $140 million for the six months of fiscal 2004. The decrease in cash provided by operating activities was primarily driven by higher incentive payments, interest payments, and lower profitability.

Higher incentives—The first six months of fiscal 2005 included payments of management incentives based on the full fiscal year 2004 performance, whereas the payments paid during the first six months of fiscal 2004 were based on only the second half of fiscal 2003. The higher payments are also attributable to our significantly increased profitability in fiscal 2004 compared to fiscal 2003.

Interest payments—In connection with the debt repurchases and repayments, we made cash payments of $24 million for interest.

Decrease in Net Income—We generated net income of $67 million for the first six months of fiscal 2005 compared to $135 million in the same period last year, a $68 million year-over-year decline.

Changes in our working capital accounts are addressed below.

Accounts Receivable, Net—The following summarizes our accounts receivable and related metrics:

	March 31,	September 30,
Dollars in millions	2005	2004	Change
Accounts receivable, gross	$837	$744	$93
Allowance for doubtful accounts	(44)	(48)	4
Accounts receivable, net	$793	$696	$97
Allowance for doubtful accounts as a percent of gross accounts receivable	5.3%	6.5%	-1.2 pts
Days sales outstanding (DSO)	58 days	58 days	no change
Past due receivables as a percent of gross receivables	24.7%	13.3%	+11.4 pts

The accounts receivable balance has increased by $97 million since September 30, 2004 due primarily to the acquisition of Tenovis. The allowance for doubtful accounts as a percent of gross accounts receivable decreased by 1.2 percentage points. The allowance for doubtful accounts as of March 31, 2005 includes Tenovis’s post-acquisition allowance for doubtful accounts, while the allowance at acquisition date was netted against Tenovis’s gross accounts receivable. The DSO, including Tenovis, has remained constant at 58 days. This metric is mainly driven by the higher revenue levels towards the end of each quarter. The past due receivables percentage has increased by 11.4 percentage points since year end, driven by Tenovis receivables, as the majority of rental customers within Tenovis have net, 10 days payment terms. Historically, Tenovis’s customers do not meet these terms, thus creating a significant percentage falling overdue on the eleventh day. Typically, Avaya’s payment terms are approximately 30 days.

Inventory—The following summarizes our inventory and inventory turnover:

	March 31,	September 30,
Dollars in millions	2005	2004	Change
Finished goods	$353	$221	$132
Work in process and raw materials	11	18	(7)
Total inventory	$364	$239	$125
Inventory turnover	7.2 times	9.0 times	-1.8 times

Tenovis accounted for the majority of the increase in inventory of $125 million since September 30, 2004. In addition, due to the lower levels of purchases made by our indirect channel partners and increased lead times for inventories purchased from our contract manufacturers in the second quarter of fiscal 2005, there was an increase in our inventory holdings. These two factors had an adverse affect on the inventory turns as of March 31, 2005. Additionally, the acquisition of Tenovis, whose inventory turnover was 6.1, also had a negative impact on our inventory turnover.

Accounts Payable—The following summarizes our accounts payable:

	March 31,	September 30,
Dollars in millions	2005	2004	Change
Accounts payable	$403	$345	$58

Our accounts payable increased primarily as a result of trade payables recorded related to our acquisitions.

Investing Activities

Net cash used for investing activities was $450 million for the first six months of fiscal 2005, compared with net cash provided by financing activities from continuing operations of $131 million for the same period last year. Activities in the current period include $383 million, net, used for acquisitions, including $265 million for Tenovis and $110 million for Spectel. We also used $56 million for capital expenditures and $27 million for capitalized software development costs.

Financing Activities

Net cash used for financing activities was $380 million for the first six months of fiscal 2005, compared with net cash provided by financing activities from continuing operations of $68 million for the same period last year. Cash used in the current period consisted primarily of $314 million to repurchase substantially all of our senior notes in a public tender offer, and $103 million to repay a portion of our outstanding principal of secured floating rate notes. These uses of cash were partially offset by $40 million of cash received in connection with the issuance of common stock under our employee stock purchase plan and stock option plans.

Cash Flows of Discontinued Operations

Discontinued operations did not use or provide cash for the first six months of fiscal 2005. Net cash used in discontinued operations for the same period last year was $18 million for Connectivity Solutions and $6 million for Expanets.

Future Cash Requirements and Sources of Liquidity

Future Cash Requirements

Our primary future cash requirements will be to fund working capital requirements and capital expenditures, to service the debt we assumed in connection with the Tenovis acquisition, and for benefit payments in connection with the restructuring of Tenovis.

Specifically, we expect our primary cash requirements for the remainder of fiscal 2005 to be as follows:

•       Debt repayments—We acquired debt of $278 million, including secured floating rate notes and capital lease obligations, in connection with the Tenovis acquisition, of which $103 million in principal of secured floating rate notes was repaid during the first six months of fiscal 2005. Additionally, on May 4, 2005, we gave notice to the holders of the secured floating rate notes of our intention to repay the remaining principal of $164 million secured floating rate notes on May 17, 2005. Consequently, we will terminate the remaining portion of the associated interest rate swap agreements.

•       Capital expenditures—We expect to spend approximately $64 million for capital expenditures and approximately $13 million for capitalized software development costs.

•       Restructuring payments—We have made $10 million in payments related to Tenovis employee terminations and expect to make additional payments of approximately $9 million during the remainder of fiscal 2005 and $68 million during fiscal 2006.

•       Share Repurchase Plan—In accordance with the share repurchase plan authorized by the Board of Directors on April 19, 2005, we may use up to $500 million of cash to repurchase shares of our outstanding common stock over the next two years. These repurchases will be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price, the terms of Avaya’s credit facility and other factors. See Note 8, “Long-Term Debt,” to our consolidated financial statements for further information concerning the limitations under the credit facility.

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

Based on past performance and current expectations, we believe that our existing cash and cash equivalents of $855 million and our net cash provided by operating activities will be sufficient to meet our future cash requirements described above. We also believe we have sufficient cash and cash equivalents for future acquisitions. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We and a syndicate of lenders are currently party to a credit facility of $400 million (see Note 8 “Long-Term Debt” to our consolidated financial statements), which expires in February 2010. Our existing cash and cash equivalents and net cash provided by operating activities may be insufficient if we face unanticipated cash needs such as the funding of a future acquisition or other capital investment. Furthermore, if we acquire a business in the future that has existing debt, our debt service requirements may increase, thereby increasing our cash needs.

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

Uncertainties Regarding Our Liquidity

We believe the following uncertainties exist regarding our liquidity:

•       Ability to Increase Revenue—Our ability to generate net cash from operating activities has been a primary source of our liquidity. If our revenue were to stagnate or decline, our ability to generate net cash from operating activities in a sufficient amount to meet our cash needs could be adversely affected.

•       Impact of Tenovis Acquisition—Our recent acquisition of Tenovis could affect our liquidity as the integration of Tenovis’s business and operations into ours will require significant cash resources.

•       Debt Ratings—Our ability to obtain external financing and the related cost of borrowing are affected by our debt ratings. See “Debt Ratings.”

•       Future Acquisitions—We may from time to time in the future make additional acquisitions. Such acquisitions may require significant amounts of cash or may result in increased debt service requirements to the extent we assume or incur debt in connection with such acquisition or acquisitions.

Fair Value of Financial Instruments

The fair value of our secured floating rate notes (including the related interest rate swaps) was $166 million as of March 31, 2005, which decreased from $281 million during the second quarter of fiscal 2005 due to the repayment of $103 million principal amount, corresponding reductions in interest rate swaps and net discount and change in foreign currency rates. The estimated aggregate fair market value of the senior notes decreased from September 30, 2004 by $315 million to $15 million as of March 31, 2005 due to the repurchase of $271 million principal amount of these notes, and the corresponding decreases in the net premium and termination of the interest rate swaps. The LYONs estimated aggregate fair value as of September 30, 2004 was $307 million, and was completely eliminated following the redemption of all remaining LYONs on December 20, 2004. The fair market values are based upon quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements taking into consideration the underlying terms of the debt.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term maturity and variable rates of interest.

We assumed two interest rate swaps in connection with our acquisition of Tenovis. These interest rate swaps, which were entered into in order to effectively convert our secured floating rate notes into fixed rate notes, have a fair value of $5 million as of March 31, 2005. See Note 8, “Long-Term Debt,” to our consolidated financial statements for more information.

We conduct our business on a multi-national basis in a wide variety of foreign currencies. We are therefore subject to the risk associated with foreign currency exchange rates and interest rates that could affect our results of operations, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We use derivative financial instruments to reduce earnings and cash flow volatility associated with foreign exchange rate changes. Derivative financial instruments are used as risk management tools and not for speculative or trading purposes. As of March 31, 2005 and September 30, 2004, the estimated fair values of our foreign currency forward contracts were a loss of $1 million and a gain of $8 million, respectively, and were included in other current assets. The estimated fair values of these forward contracts were based on market quotes obtained through independent pricing sources.

Debt Ratings

Our ability to obtain external financing and the related cost of borrowing is affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. Debt ratings and outlooks as of March 31, 2005 and September 30, 2004 are as follows:

	March 31, 2005		September 30, 2004
	Debt Ratings	Outlook	Debt Ratings		Outlook
Moody’s:
Issuer rating	B1	Positive	B2		Positive
Senior notes	withdrawn during Q2		B1		Positive
Senior implied rating	Ba3	Positive	B1		Positive
Standard & Poor’s:
Long-term senior unsecured debt	withdrawn during Q2		B		Positive
Senior notes	withdrawn during Q1		B	+	Positive
Corporate credit	BB	Stable	B	+	Positive

On April 21, 2005, Standard & Poor’s reaffirmed the above rating and outlook.

These security ratings are not recommendations to buy, sell or hold securities. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies. Each credit rating should be evaluated independently of any other ratings.

Credit Facility

Our credit facility contains affirmative and restrictive covenants that we must comply with, including: (a) periodic financial reporting requirements, (b) maintaining a maximum ratio of (i) consolidated debt to (ii) earnings before interest, taxes, depreciation and amortization, adjusted for certain business restructuring charges and related expenses and non-cash charges, referred to as adjusted EBITDA, of 2.00 to 1.00, (c) maintaining a minimum ratio of adjusted EBITDA to interest expense of 4.00 to 1.00, (d) limitations on the incurrence of subsidiary indebtedness, (e) limitations on liens, (f) limitations on investments and (g) limitations on the creation or existence of agreements that prohibit liens on our properties. The credit facility also limits the Company’s ability to make dividend payments or distributions or to repurchase, redeem or otherwise acquire shares of its common stock to an amount not to exceed 50% of consolidated net income of the Company for the fiscal year immediately preceding the fiscal year in which such dividend, purchase, redemption, retirement or acquisition is paid or made. For fiscal 2005, stock repurchases are currently limited under the credit facility to $148 million. We expect to seek an amendment from the lenders under the credit facility in the event that we determine to repurchase shares of common stock in excess of the foregoing limitations pursuant to our stock repurchase plan. As of March 31, 2005, we were in compliance with all of the covenants included in the credit facility.

The credit facility provides that we may use up to $1 billion in cash (excluding transaction fees) and assumed debt for acquisitions completed after February 23, 2005, provided that we are in compliance with the terms of the agreement. The acquisition amount will be permanently increased to $1.5 billion after consolidated EBITDA of us and our subsidiaries for any period of twelve consecutive months equals or exceeds $750 million.

There are currently $53 million of letters of credit issued under the credit facility. There are no other outstanding borrowings under the facility and the remaining availability is $347 million. We believe the credit facility provides us with an important source of backup liquidity. See Note 8, Long-Term Debt, to our consolidated financial statements, for a more detailed discussion of our credit facility.

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

•       price and product competition,

•       rapid or disruptive technological development,

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

Risks Related To Our Revenue and Business Strategy

Although our revenue has continued to increase since 2003, we experienced significant revenue declines during 2001, 2002 and 2003. In addition, our U.S. revenues for the quarter ended March 31, 2005 declined compared to the quarter ended March 31, 2004. If business capital spending, particularly for enterprise communications products, applications and services, does not improve or deteriorates, our revenue may not grow or may decline, and our operating results may be adversely affected.

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

Our revenue increased from $3,796 million in fiscal 2003 to $4,069 in fiscal 2004 and from $1,977 million in the first six months of fiscal 2004 to $2,370 million in the first six months of fiscal 2005. Our operating results for the first six months of fiscal 2005 include the operating results of Tenovis from November 18, 2004, as well as other acquisitions. Excluding these acquisitions, our revenues decreased slightly compared to the six months ended March 31, 2004.

Our operating results are significantly affected by the impact of economic conditions on the willingness of enterprises to make capital investments, particularly in enterprise communications technology and related services. Although general economic conditions have improved in recent years, we believe that enterprises continue to be concerned about their ability to increase revenues and thereby increase their profitability. Accordingly, they have tried to maintain or improve profitability through cost control and constrained capital spending. Because it is not certain whether enterprises will increase spending on enterprise communications technology significantly in the near term, we could experience continued pressure on our ability to increase our revenue.

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

Although revenue from sales of IP telephony systems have exceeded the decline in revenue from sales of traditional enterprise voice communications systems, even if we continue to be successful in increasing our revenue from sales of IP telephony systems, if revenue from sales of traditional enterprise voice communications systems declines faster than revenue from sales of IP telephony systems increases, our overall revenue and operating results may be adversely affected.

Our traditional enterprise voice communications systems and the advanced communications products and applications described above are a part of our Global Communications Solutions segment. If we are unsuccessful in executing our strategy, the contribution to our results from this segment may fail to grow or may decline, reducing our overall operating results. Our Avaya Global Services segment may also be adversely affected to the extent that services revenues are related to sales of these products and applications.

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

We are focused on the development and sales of IP telephony systems and other advanced communications products and applications and related services. In order to execute this strategy successfully, we must continue to:

•       train our sales staff and distribution partners to sell new types of products, applications and services and improve our marketing of such products, applications and services;

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

•       train our services employees and channel partners to service the new products and applications, and take other measures to ensure we can deliver consistent levels of service globally to our multinational customers;

•       enhance our services organization’s ability to identify whether Avaya or non-Avaya sources are causing network faults as converged networks move from closed, proprietary networks to standards-based networks;

•       develop relationships with new types of channel partners;

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

Historically, our GCS businesses have competed against other providers of enterprise voice communications systems such as Nortel Networks Corporation, Siemens Aktiengesellschaft, Alcatel S.A. and NEC Corporation. As we focus on the development and marketing of advanced communications systems, such as IP telephony systems, we face intense competition from these providers of voice communications systems as well as from data networking companies such as Cisco Systems, Inc. and 3Com Corp. We face competition in the small and medium business market from many competitors, including Cisco, Nortel, Alcatel, NEC, Matsushita Electric Corporation of America, Inter-Tel,  3Com Corp., and Mitel Networks Corp., although the market for these products is fragmented. Our AGS segment competes primarily with NextiraOne, LLC, Norstan, Inc, Siemens and Verizon Communications Inc. as well as many consulting firms. In addition, because the market for our products is subject to rapid technological change, as the market evolves we may face competition in the future from companies that do not currently compete in the enterprise communications market, including companies that currently compete in other sectors of the information technology, communications and software industries or communications companies that serve residential rather than enterprise customers. In particular, as the convergence of enterprise voice and data networks becomes more widely deployed by enterprises, the business, information technology and communication applications deployed on converged networks become more integrated, and these technologies continue to move from a proprietary environment to an open standards-based environment, we may face increased competition from current leaders in information technology infrastructure, information technology, personal and business applications and the software that connects the network infrastructure to those applications. Competition from these potential market entrants may take many forms, including offering products and applications similar to those we offer as part of a larger, bundled offering.

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

Risks Related To Our Operations

If we are unable to effectively integrate the Tenovis business into ours, our operating results may be adversely affected. Even if we are successful, the integration of these businesses has required, and will likely continue to require, significant resources and management attention, including the effort required to implement disclosure controls and procedures and to extend our internal control over financial reporting to Tenovis.

We may not be able to successfully integrate acquired businesses into ours, and therefore we may not be able to realize the intended benefits from the acquisition. If we fail to successfully integrate these acquisitions or if they fail to perform as we anticipated, our existing businesses and our revenue and operating results could be adversely affected. If the due diligence and audit of the operations of these acquired businesses performed by us and by third parties on our behalf was inadequate or flawed, we could later discover unforeseen financial or business liabilities, or the acquired businesses may not perform as expected. Additionally, acquisitions could result in difficulties assimilating acquired operations and products, and the diversion of capital and management’s attention away from other business issues and opportunities. Acquisitions could also have a negative impact on our results of operations if it is subsequently determined that goodwill or other acquired intangible assets are impaired, thus resulting in an impairment charge in a future period.

In November 2004, we acquired all of the issued share capital of Tenovis, a company incorporated and headquartered in Germany, with offices in Austria, Belgium, France, Germany, Italy, Spain, Switzerland and the Netherlands. From an operational standpoint, the Tenovis integration effort was and remains substantial, and requires more significant managerial resources and attention than anticipated. The Tenovis acquisition may be made more complicated by the fact that it is the largest acquisition we have made to date and we have relatively little experience integrating acquisitions outside the United States. Integration of acquired companies in general may result in problems related to integration of technology, management, personnel or products, and we have experienced certain of these problems with Tenovis.

In addition, we are continuing to implement disclosure controls and procedures and to extend our internal control over financial reporting to Tenovis. At the same time, we are preparing for our assessment and our external auditor’s review of our internal control over financial reporting in fiscal 2005. This overall assessment is a costly and complex task that is subject to evolving standards, and requires large amounts of internal personnel resources as well as consultants, significant management time and attention, and material amounts of training. Implementing disclosure controls and procedures, extending internal control over financial reporting and performing the required assessment at the acquired businesses will likely require additional significant resources and management attention, make our overall assessment and integration of these acquisitions more complex and may otherwise disrupt our operations.

Our ability to implement disclosure controls and procedures and to extend our internal control over financial reporting to Tenovis is made more difficult by several factors that are set forth in “Controls and Procedures.”

We depend on contract manufacturers to produce the majority of our products and if these manufacturers are unable to fill our orders on a timely and reliable basis, we will likely be unable to deliver our products to meet customer orders or satisfy their requirements.

We have outsourced the majority of our manufacturing operations. Our ability to realize the intended benefits of our manufacturing outsourcing initiative depends on the willingness and ability of our contract manufacturers to produce our products. We may experience significant disruption to our operations by outsourcing too much of our manufacturing. If a contract manufacturer terminates its relationship with us or is unable to fill our orders on a timely basis, we may be unable to deliver the affected products to meet our customers’ orders, which could delay or decrease our revenue or otherwise have an adverse effect on our operations. Additionally, our outsourcing agreement with our most significant contract manufacturer, Celestica, expires in May 2006. The agreement will automatically renew for successive one-year terms unless either party elects to terminate the agreement by giving notice to the other party six months prior to the expiration of the renewal term. We rely on outside sources for the supply of the components of our products and for the finished products that we purchase from third parties. Delays or shortages associated with these components could cause significant disruption to our operations.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.

See Avaya’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed with the SEC on December 13, 2004. As of March 31, 2005, there has been no material change in this information.

Item 4.                        Controls and Procedures.

a)     Evaluation of disclosure controls and procedures.   We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, and subject to the limitations noted below as to control systems and the issues described below as to our operations of Tenovis, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The Company’s disclosure controls are designed to provide a reasonable level of assurance that the stated objectives are met. The Company’s management, including the principal executive officer and principal financial officer, does not expect that the Company’s disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must also reflect the fact that there are resource constraints, with the benefits of controls considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be prevented or detected.

b)     Changes in internal controls.

Tenovis

We disclosed in our Form 10-Q for the first fiscal quarter of 2005 various issues related to the integration of Tenovis and the implementation of disclosure controls and procedures and internal control over financial reporting to Tenovis. We continue to face these issues with respect to Tenovis and we expect that it will take several more months to complete the implementation of these controls and procedures and strengthen those controls and procedures so that they are comparable to those used in our U.S. operations. To date, we have successfully implemented controls and procedures over some of these processes in some of the geographic regions in which Tenovis operates, however, significant portions of our implementation plan are still in process.

Other than as described above there were no significant changes in our internal control over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect our ability to record, process, summarize and report financial information.

PART II

Item 1.   Legal Proceedings.

See Note 13, “Commitments and Contingencies” to the consolidated financial statements.

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

On April 19, 2005, the Board of Directors authorized a share repurchase plan. Under the provisions of this plan, Avaya is authorized to repurchase up to $500 million of its outstanding common stock over the next two years. These repurchases will be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price, the terms of Avaya’s credit facility and other factors. As of April 30, 2005, we have purchased 4,075,000 shares of our common stock at an average share price of $8.21. See Note 8, “Long-Term Debt,” to our consolidated financial statements for further information concerning the limitations under the credit facility.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

Avaya held its Annual Meeting of Stockholders on February 15, 2005. At that meeting, shareholders elected Philip A. Odeen, Hellene S. Runtagh, Paula Stern and Richard F. Wallman as Class 1 Directors of the Company for a term to expire at the Annual Meeting to be held in year 2008.  The results of the voting are as follows:

	Votes For	Votes Withheld
Philip A. Odeen	410,314,105	18,976,385
Hellene S. Runtagh	422,987,542	6,302,947
Paula Stern	418,845,103	10,445,387
Richard F. Wallman	405,408,322	23,882,168

The following directors also have terms in office that continue after the Annual Meeting: Donald K. Peterson, Bruce R. Bond, Joseph P. Landy, Mark Leslie, Daniel C. Stanzione, Anthony P. Terracciano and Ronald L. Zarrella.

Item 5.   Other Information.

We make available free of charge, through our investor relations’ website, http://investors.Avaya.com, our Form 10-K, Form 10-Q and Form 8-K reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

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
May 10, 2005