Form 10-Q
period 2005-06-30
AVAYA INC
filed 2005-08-09
CIK 1116521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2005

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

As of July 31, 2005, 476,533,310 common shares were outstanding.

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

Item 1.        Financial Statements

AVAYA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
	Dollars in millions, except per share amounts (unaudited)
REVENUE
Sales of products	$566	$506	$1,663	$1,483
Services	497	446	1,472	1,307
Rental and managed services	173	64	471	203
	1,236	1,016	3,606	2,993
COSTS
Sales of products	265	233	755	691
Services	325	263	972	793
Rental and managed services	71	32	198	102
	661	528	1,925	1,586
GROSS MARGIN	575	488	1,681	1,407
OPERATING EXPENSES
Selling, general and administrative	406	307	1,169	948
Research and development	93	89	296	255
TOTAL OPERATING EXPENSES	499	396	1,465	1,203
OPERATING INCOME	76	92	216	204
Other income (expense), net	4	(11)	(34)	(24)
Interest expense	(3)	(14)	(18)	(54)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	77	67	164	126
(Benefit from) provision for income taxes	(117)	9	(99)	(65)
INCOME FROM CONTINUING OPERATIONS	194	58	263	191
Income (loss) from discontinued operations, net of tax	—	3	(2)	5
NET INCOME	$194	$61	$261	$196
Earnings Per Common Share—Basic:
Earnings per share from continuing operations	$0.41	$0.13	$0.56	$0.44
Earnings (loss) per share from discontinued operations	—	0.01	(0.01)	0.01
Earnings per share	$0.41	$0.14	$0.55	$0.45
Earnings Per Common Share—Diluted:
Earnings per share from continuing operations	$0.40	$0.12	$0.54	$0.42
Earnings per share from discontinued operations	—	0.01	—	0.01
Earnings per share	$0.40	$0.13	$0.54	$0.43

See Notes to Consolidated Financial Statements.

AVAYA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2005	September 30, 2004
	Dollars in millions, except per share amounts (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$735	$1,617
Receivables, less allowances of $48 million as of June 30, 2005 and September 30, 2004	813	696
Inventory	328	239
Deferred income taxes, net	58	27
Other current assets	131	145
TOTAL CURRENT ASSETS	2,065	2,724
Property, plant and equipment, net	731	509
Deferred income taxes, net	372	400
Goodwill	894	257
Other intangible assets, net	355	75
Other assets	162	194
TOTAL ASSETS	$4,579	$4,159
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$390	$345
Debt maturing within one year	5	299
Payroll and benefit obligations	282	328
Deferred revenue	237	178
Other current liabilities	397	273
TOTAL CURRENT LIABILITIES	1,311	1,423
Long-term debt	26	294
Benefit obligations	1,572	1,263
Deferred income taxes, net	99	—
Other liabilities	248	385
TOTAL NON-CURRENT LIABILITIES	1,945	1,942
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Series A junior participating preferred stock, par value $1.00 per share, 7.5 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 1.5 billion shares authorized, 476,256,305 and 455,827,524 issued (including 136,476 and 0 treasury shares) as of June 30, 2005 and September 30, 2004, respectively	5	5
Additional paid-in-capital	2,897	2,592
Accumulated deficit	(713)	(974)
Accumulated other comprehensive loss	(864)	(829)
Less: Treasury stock at cost	(2)	—
TOTAL STOCKHOLDERS’ EQUITY	1,323	794
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,579	$4,159

See Notes to Consolidated Financial Statements.

AVAYA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	June 30,
	2005	2004
	Dollars in millions (unaudited)
OPERATING ACTIVITIES:
Net income	$261	$196
Less: (Loss) income from discontinued operations, net	(2)	5
Income from continuing operations	263	191
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	202	113
Loss on extinguishment of debt, net	44	42
Purchased in-process research and development	4	—
Deferred taxes	(7)	4
Reversal of liabilities related to tax settlement	(116)	(47)
Provision for uncollectible receivables	11	9
Amortization of restricted stock units	7	13
Unrealized losses on foreign currency exchange	14	35
Adjustments for other non-cash items, net	(8)	5
Changes in operating assets and liabilities, net of effects of acquired businesses:
Receivables	(19)	60
Inventory	2	37
Restricted cash	9	28
Accounts payable	(29)	7
Payroll and benefits	(134)	35
Accrued interest payable on long-term debt	(28)	(70)
Deferred revenue	(3)	(12)
Other assets and liabilities	(26)	(95)
NET CASH PROVIDED BY OPERATING ACTIVITIES FOR CONTINUING OPERATIONS	186	355
INVESTING ACTIVITIES:
Capital expenditures	(97)	(60)
Capitalized software development costs	(44)	(28)
Acquisitions of businesses, net of cash acquired	(383)	(121)
(Payments) proceeds from sales of discontinued operations	(3)	260
Proceeds from sale of CommScope common stock	—	28
Proceeds from sales of property, plant and equipment	30	—
Investment in marketable securities	—	(18)
Other investing activities, net	19	2
NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	(478)	63
FINANCING ACTIVITIES:
Issuance of common stock	45	336
Repurchase of common stock	(47)	—
Repayment of long-term debt	(576)	(404)
Other financing activities, net	(4)	(2)
NET CASH USED FOR FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	(582)	(70)
Effect of exchange rate changes on cash and cash equivalents	(8)	4
Net (decrease) increase in cash and cash equivalents from continuing operations	(882)	352
Net decrease in cash and cash equivalents from discontinued operations	—	(21)
Cash and cash equivalents at beginning of fiscal year	1,617	1,192
Cash and cash equivalents at end of period	$735	$1,523

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

Basis of Presentation

The accompanying unaudited consolidated financial statements as of June 30, 2005 and for the three and nine months ended June 30, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission for interim financial statements, and should be read in conjunction with the Company’s consolidated financial statements and other financial information for the fiscal year ended September 30, 2004, which were included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 13, 2004. In the Company’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated. Certain prior year amounts have been reclassified to conform to the current interim period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

In order to better reflect the way the Company manages the business, beginning in October 2004, the Company began reporting its results in two operating segments—Global Communications Solutions (“GCS”) and Avaya Global Services (“AGS”).

2.   Summary of Significant Accounting Policies

Stock Compensation

Certain of the Company’s employees participate in stock option plans and stock purchase plans. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for such stock compensation. Accordingly, no stock-based employee compensation cost related to stock options is reflected in the Company’s Consolidated Statements of Income, as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company records compensation expense for the amortization of restricted stock units issued to employees based on the fair market value of the restricted stock units at the date of grant over the vesting period, which is typically three years.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure “ (“SFAS 148.”)

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
	Dollars in millions, except per share amounts
Net income, as reported	$194	$61	$261	$196
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1	2	4	8
Deduct: Total stock-based compensation expense determined under the fair value based method, net of related tax effects	(9)	(7)	(28)	(24)
Net income, pro forma	$186	$56	$237	$180
Earnings per Common Share—Basic:
As reported	$0.41	$0.14	$0.55	$0.45
Pro forma	$0.39	$0.12	$0.50	$0.42
Earnings per Common Share—Diluted:
As reported	$0.40	$0.13	$0.54	$0.43
Pro forma	$0.38	$0.12	$0.49	$0.40

In July 2005, the Company announced that its Board of Directors approved a plan to accelerate the vesting of certain outstanding stock options exercisable for Avaya common stock. Based on this action, all stock options outstanding as of July 26, 2005 having an exercise price greater than or equal to $13 per share vested and became fully exercisable as of that date. Aside from the acceleration of the vesting date, the terms and the conditions of the stock option award agreements governing the underlying stock options grants remained unchanged. As a result of this plan, options to purchase approximately 10.2 million shares became exercisable. This action will result in stock option expense to be recorded in the statements of income over the next three fiscal years in accordance with SFAS  123 (revised 2004) “Share-Based Payment” (“SFAS 123(R )”) to be approximately $62 million lower on a pre-tax basis than the expense would have been if the vesting had not been accelerated. As a result of the accelerated vesting, the pro forma stock-based employee compensation expense for the fourth quarter of fiscal 2005 will increase by about $62 million.

3.   Recent Accounting Pronouncements

FSP FAS 143-1

On June 8, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS No. 143-1, “Accounting for Electronic Equipment Waste Obligations,” to address the accounting for obligations associated with Directive on Waste Electrical and Electronic Equipment (“the Directive”) issued by the European Union (“EU”). The Directive was enacted on February 13, 2003 and directs EU-member countries to adopt legislation to regulate the collection, treatment, recovery and environmentally sound disposal of electrical and electronic waste equipment. The Directive concludes that commercial users are obligated to retire, in an environmentally sound manner, specific assets that qualify as historical waste. FSP FAS 143-1 is effective for reporting periods ending after June 8, 2005. The Company is currently evaluating the impact of FSP FAS 143-1 to operations in EU countries that have adopted legislation. The Company will continue to evaluate the impact as other EU-member countries enact legislation.

SFAS 154

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented using the new accounting principle. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on the Company’s consolidated financial statements.

SFAS 123(R)

In December 2004, the FASB issued SFAS 123(R), which requires the Company to recognize compensation expense for stock options and discounts under employee stock purchase plans granted to employees based on the estimated fair value of the equity instrument at the time of grant. Currently, the Company discloses the pro forma net income and earnings per share as if the Company applied the fair value recognition provisions of SFAS 123 as amended by SFAS 148. The requirements of SFAS 123(R) are effective for the Company beginning in the first quarter of fiscal 2006. We expect to record expense of approximately $5 million in fiscal 2006 related to previously-issued, unvested stock options for which vesting has not been accelerated. The Company is currently evaluating how it will apply the provisions of SFAS 123(R) to stock options to be issued after September 30, 2005.

4.   Business Combinations and Other Transactions

Acquisition of Tenovis

On November 18, 2004, the Company completed its acquisition of Tenovis Germany GmbH (“Tenovis”). Tenovis is the parent company of Avaya-Tenovis GmbH & Co. KG (formerly Tenovis GmbH & Co. KG), a major European provider of enterprise communications systems and services. The acquisition of Tenovis significantly expands the Company’s European operations and increases the Company’s access to European customers, particularly in Germany. In connection with the share purchase agreement, the Company paid $381 million in cash (which includes $10 million of transaction fees that were not paid to the sellers) and assumed $287 million in debt, including $17 million of capital lease obligations. Additionally, the Company acquired cash and cash equivalents of $116 million, resulting in a net cash outlay related to the acquisition of $265 million. Results of operations for Tenovis are included in the Company’s consolidated results as of November 18, 2004.

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

During the second and third quarters of fiscal 2005, the preliminary purchase price allocation was adjusted upon review of additional information and final third party valuation reports. The following adjustments increased goodwill arising from the acquisition of Tenovis by $161 million to $609 million as of June 30, 2005.

•       The Company adjusted its valuation of the acquired intangible assets and long-lived tangible assets. These valuations were based, in part, on valuation reports which were completed by third-party valuation consultants during the second quarter of fiscal 2005. As a result, the Company recorded a purchase price allocation adjustment during the second quarter of fiscal 2005 to reduce acquired intangible assets by $103 million. This represents decreases of $50 million for existing technology, $31 million for customer contracts and relationships and $22 million for trademarks. Long-lived tangible assets were also reduced by $128 million, including the $88 million decrease discussed below related to a property subject to a sale-leaseback arrangement.

•       The Company increased the restructuring liability from $73 million to $84 million to reflect the revised estimate of restructuring-related costs in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” This liability is for costs to be incurred to terminate Tenovis employees as part of the integration of Tenovis operations. During the second quarter, the Company completed its plan for involuntary employee terminations related to the acquisition. The plan provides for the termination of certain employees across various Tenovis functional groups, including sales, operations, finance, human resources, etc. The Company has reached agreements with the Works Councils in Europe to reduce the workforce by over 500, and is continuing discussions with the Works Councils. Most of these positions have already been eliminated. The terminations are planned to be completed by the end of the third quarter of fiscal 2006. The amount to be ultimately paid is subject to regulatory approval. The accrual as of June 30, 2005 is $63 million, which reflects changes in estimates, termination payments and foreign currency fluctuations since the acquisition date.

•       In February 2004, Tenovis entered into an arrangement to sell one of its properties to a third party and lease it back. As a result of certain terms, Tenovis was considered to have continuing involvement in the property, which precluded accounting for the arrangement as a sale under SFAS 98, “Accounting for Leases,” regarding sale-leaseback transactions. The arrangement was initially recorded as a secured borrowing in the purchase price allocation. Subsequently, the Company determined that the arrangement should be accounted for as an operating lease. As a result, the preliminary purchase price allocation was adjusted, resulting in an $88 million reduction of fixed assets, $68 million reduction in debt and a $20 million increase in goodwill.

•       In June 2005, the Company received information indicating that certain leases met the criteria to be accounted for as capital leases as of the acquisition date. As a result, the Company recorded fixed assets of $10 million and associated debt of $9 million, resulting in a $1 million reduction to goodwill in the third quarter of fiscal 2005.

•       Other adjustments reflecting various changes to working capital accounts were recorded based upon additional information received during the second and third quarters of fiscal 2005.

•       As a result of the above changes to the initial purchase price allocation, the deferred tax liability included in the purchase price allocation was reduced by $41 million.

These adjustments to the initial purchase price allocation resulted from a comprehensive review by management of the third party valuation reports and analysis of information received subsequent to recording the initial purchase price allocation to ensure that the fair values assigned to the acquired assets and liabilities are appropriately estimated. As of June 30, 2005, the purchase price allocation is still subject to final adjustment for amounts relating to the restructuring liability and to certain working capital accounts, including accounts receivable and inventory. The Company expects to finalize the allocation of the purchase price for the assets acquired and the liabilities assumed by the end of fiscal 2005.

The following table summarizes the estimated fair values of the acquired assets and assumed liabilities as of the acquisition date, adjusted for items during the second and third quarters of fiscal 2005:

	Preliminary	Adjusted
	Purchase Price	Purchase Price
	Allocation	Allocation
	Dollars in millions
Cash	$116	$116
Rental equipment	132	132
Fixed assets	272	144
Intangible assets and in-process research & development	402	299
Long-term debt	(347)	(287)
Deferred tax liability	(160)	(119)
Restructuring	(73)	(84)
Pension liability	(313)	(313)
Working capital and other assets and liabilities	(96)	(116)
Net assets acquired	(67)	(228)
Goodwill	448	609
Purchase price	$381	$381

The following unaudited pro forma financial information presents the Company’s results as if the Tenovis acquisition had occurred at the beginning of the respective periods:

	Three months ended	Nine months ended
	June 30,	June 30,
	2004	2005	2004
	Dollars in millions, except per share amounts
Revenue	$1,271	$3,709	$3,771
Net income	$49	$235	$123
Earnings per share—basic	$0.11	$0.50	$0.28
Earnings per share—diluted	$0.10	$0.48	$0.26

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

The first non-consolidated VIE is a non-U.S. telecommunications hardware manufacturer and service provider. Prior to its acquisition by the Company, Tenovis agreed to purchase from the VIE certain amounts of products and services, and the VIE contracted with Tenovis to provide certain IT services and purchasing services with respect to raw materials. During the nine months ended June 30, 2005, Tenovis purchased products and services aggregating $27 million. These contracts expire in August 2007.

Additionally, Tenovis is required to pay monthly rental subsidies on the VIE’s premises, and in the event the VIE is unable to pay its portion of the rental payments, Tenovis is liable for the VIE’s portion as well. During the nine months ended June 30, 2005, Tenovis paid approximately $500,000 in connection with rental subsidies. The maximum exposure to loss as of June 30, 2005 for the remainder of the agreement is the minimum purchase order commitments and the minimum service levels for service contracts of $16 million and the guarantee for rents to be paid by the VIE of $1 million.

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

Other Acquisitions

On October 4, 2004, the Company completed the purchase of Spectel plc (“Spectel”), a world leader in audio and web conferencing solutions, for $110 million in cash (including $6 million of transaction fees that were not paid to the sellers), net of $3 million of cash acquired. The acquisition enabled the Company to continue to expand its capabilities in conferencing, which is a core business communications technology. In connection with the acquisition, the Company allocated $3 million to in-process research and development, which was written off to research and development expense in the Consolidated Statement of Income during the first quarter of fiscal 2005.

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

Through a series of transactions during fiscal 2004, the Company increased its ownership of the issued share capital of Tata Telecom Ltd. (“Tata”), a leading voice communications solutions provider in India, from 25.1% to 59.1% for a total purchase price of $24 million. After the closing, Tata’s name was changed to Avaya GlobalConnect Ltd. (“AGC”), and the Company began consolidating its results on August 4, 2004. This acquisition was not material to the consolidated financial statements of the Company. Therefore, disclosures of pro forma financial information have not been presented.

The Company acquired substantially all of the assets and certain liabilities of Expanets Inc. on November 25, 2003. If the acquisition had occurred at the beginning of fiscal 2004, Avaya’s revenues for the first nine months of fiscal 2004 would have been $3,041 million and net income would have been $179 million, resulting in earnings of $0.41 per basic share and $0.40 per diluted share. Avaya’s actual results for the first nine months of fiscal 2004 were revenues of $2,993 million, net income of $196 million, and earnings of $0.45 per basic share and $0.43 per diluted share.

Discontinued Operations

The following table displays revenue and income (loss) before income taxes from discontinued operations for the three months ended June 30, 2004 and nine months ended June 30, 2005 and 2004:

	Three months ended	Nine months ended
	June 30,	June 30,
	2004	2005	2004
	Dollars in millions
Revenue from discontinued operations:
Connectivity Solutions	$1	$—	$168
Expanets	—	—	8
Total revenue from discontinued operations	$1	$—	$176
Income (loss) before income taxes from discontinued operations:
Connectivity Solutions:
Results of operations	$—	$—	$(72)
Gain (loss) on sale	3	(2)	84
Total income (loss) before income taxes for Connectivity Solutions	3	(2)	12
Expanets:
Results of operations	—	—	(6)
Total income (loss) before income taxes from discontinued operations	$3	$(2)	$6

For the nine months ended June 30, 2005, the $2 million loss associated with the sale of the Company’s Connectivity Solutions business was primarily the result of the finalization of the working capital adjustment in accordance with the asset purchase agreement.

5.   Goodwill and Intangible Assets

The changes in the carrying value of goodwill by operating segment for the nine months ended June 30, 2005 are as follows:

	Global	Avaya
	Communications	Global
	Solutions	Services	Total
	Dollars in millions
Balance as of September 30, 2004	$187	$70	$257
Goodwill acquired:
Tenovis	347	262	609
Other acquisitions	58	13	71
Impact of foreign currency translation	(24)	(19)	(43)
Balance as of June 30, 2005	$568	$326	$894

The following table presents the components of the Company’s acquired intangible assets with finite lives:

	June 30, 2005			September 30, 2004
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	Dollars in millions
Existing technology	$93	$38	$55	$28	$26	$2
Customer relationships and other intangibles	291	34	257	32	2	30
Total amortizable intangible assets	$384	$72	$312	$60	$28	$32

During the first quarter of fiscal 2005, the Company acquired $298 million of intangible assets in connection with the acquisition of Tenovis consisting of existing technology of $36 million, customer relationships of $254 million and trademarks of $8 million. Other acquisitions during the first quarter of fiscal 2005 resulted in additional existing technology and customer relationships of $31 million and $14 million, respectively. These acquisitions, as well as the impact of foreign currency translation, resulted in an increase in the gross balance of intangible assets of $324 million compared to the balance as of September 30, 2004. The weighted average useful life of the existing technology, customer relationships, and trademarks are 5 years, 6 years and 1.5 years, respectively. For further information concerning these intangible assets, see Note 4, “Business Combinations and Other Transactions.”

Amortization expense for the Company’s acquired intangible assets with finite lives was $16 million and $42 million for the three and nine months ended June 30, 2005, respectively. Estimated future amortization expense is (i) $16 million in the remainder of fiscal 2005; (ii) $61 million in fiscal 2006; (iii) $57 million in fiscal 2007; (iv) $57 million in fiscal 2008; (v) $56 million in fiscal 2009; and (vi) $65 million thereafter. The majority of the future estimated amortization expense is associated with intangible assets acquired in the Tenovis acquisition. As these assets are recorded in euros, the future estimated amortization expense is subject to the impact of foreign currency translation.

In addition, included in other intangible assets in the Consolidated Balance Sheets as of June 30, 2005 and September 30, 2004 is an intangible asset of $43 million representing unrecognized prior service costs associated with the recording of a minimum pension liability in fiscal 2004, 2003 and 2002. This intangible asset may be eliminated or adjusted as necessary when the amount of minimum pension liability is reassessed, which is conducted at least annually.

6.   Comprehensive Income

Other comprehensive income is recorded directly to a separate component of stockholders’ equity in accumulated other comprehensive loss and includes unrealized gains and losses excluded from the Consolidated Statements of Income. These unrealized gains and losses for the three and nine months ended June 30, 2005 and 2004 consisted primarily of foreign currency translation, which is not adjusted for income taxes since it primarily relates to indefinite investments in non-U.S. subsidiaries, unrealized holding gains and losses on securities classified as available for sale and adjustments to the minimum pension liability, net of income taxes and valuation allowance.

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
	Dollars in millions
Net income	$194	$61	$261	$196
Other comprehensive income:
Foreign currency translation adjustments	(68)	(13)	(34)	40
Unrealized holding loss on available-for-sale securities	(3)	(3)	(1)	(3)
Minimum pension liability adjustment, net of a reversal of deferred income taxes of $14 million offset by a reversal of the corresponding $14 million valuation allowance for the three and nine months ended June 30, 2004	—	—	—	36
Total comprehensive income	$123	$45	$226	$269

7.   Supplementary Financial Information

Statements of Income Information

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
	Dollars in millions
OTHER INCOME (EXPENSE), NET
Interest income	$6	$6	$18	$13
Gain on foreign currency translation	2	2	—	4
Loss on long-term debt extinguishment, net	(1)	(21)	(44)	(42)
Loss on sale of CommScope common stock received in connection with the sale of Connectivity Solutions	—	—	—	(5)
Other, net	(3)	2	(8)	6
Total other income (expense), net	$4	$(11)	$(34)	$(24)

Balance Sheet Information

	June 30, 2005	September 30, 2004
	Dollars in millions
INVENTORY
Finished goods	$312	$221
Work in process and raw materials	16	18
Total inventory	$328	$239
PROPERTY, PLANT AND EQUIPMENT, NET
Land and improvements	$49	$27
Buildings and improvements	434	394
Machinery and equipment, including rental equipment	802	581
Assets under construction	7	1
Internal use software	224	175
Total property, plant and equipment	1,516	1,178
Less: Accumulated depreciation and amortization	(785)	(669)
Property, plant and equipment, net	$731	$509

Cash Flow Information

	Nine months ended June 30,
	2005	2004
	Dollars in millions
CASH USED FOR ACQUISITIONS
Working capital, other than cash	$170	$33
Property, plant and equipment	282	4
Goodwill	681	97
Intangibles and other assets	349	40
Long-term debt	(287)	—
Other liabilities	(812)	(63)
Net assets from discontinued operations	—	10
Net cash used to acquire businesses	$383	$121

8.   Long-Term Debt

Debt outstanding consists of the following:

	June 30, 2005		September 30, 2004
	Dollars in millions
Debt maturing within one year:
LYONs convertible debt, net of discount	$—		$297	(3)
Other current debt	5	(1)	2
Total current portion of long-term debt	$5		$299
Long-term debt:
11 1/8% Senior Notes, net of discount, premium and net deferred gain on interest rate swap	14	(2)	294	(2)
Other long-term debt	12	(1)	—
Total long-term debt	$26		$294
Total debt	$31		$593

(1)          Primarily represents the current and long-term portions of capital lease obligations associated with Tenovis.

(2)          The carrying value of the 11 1/8%Senior Notes due April 2009 (“Senior Notes”) as of September 30, 2004 of $294 million is comprised of the aggregate principal amount outstanding of $284 million increased for $5 million of unamortized premium, net of discount and the net unamortized deferred gain of $5 million related to the termination of interest rate swap agreements. All of these notes except for approximately $13 million aggregate principal amount were repurchased for cash through a public tender offer during the first quarter of fiscal 2005. These notes are no longer secured.

(3)          The carrying value of the Liquid Yield OptionTM Notes (“LYONs”) represented the value of 549,022 notes outstanding. These notes were redeemed for cash or converted into shares of Avaya common stock during the first quarter of fiscal 2005.

The following table summarizes the Company’s long-term debt obligations by period as of June 30, 2005:

	Payments due by period
		Less than			More than
	Total	1 year(a)	1-3 years(a)	3-5 years(b)	5 years
	Dollars in millions
Total long-term debt obligations	$31	$5	$6	$20	$—

(a)    Includes capital lease obligations.

(b)   Includes Senior Notes and capital lease obligations.

See below for a detailed discussion of actions the Company has taken during the first nine months of fiscal 2005 related to its long-term debt.

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

The secured floating rate notes are denominated in euros and were originally issued in an aggregate principal amount of Euro 300 million, representing 3,000 notes each having a principal amount of Euro 100,000. As of the date of the Company’s acquisition of Tenovis, each note translated to principal of $130,300 or $268 million in total for the 2,060 notes outstanding.

In November 2001, Tenovis Finance Limited entered into two interest rate swap agreements, each with an original notional amount of Euro 150 million, which matched the notional amount of the secured floating rate notes outstanding. Mirroring the secured floating rate notes, the interest rate swaps have a final maturity date of November 2007. These interest rate swap agreements were executed in order to convert the secured notes floating rate debt into fixed rate debt. Under these agreements, Tenovis received a floating interest rate based on the three-month EURIBOR and paid a fixed interest rate of 4.72%. Because there was a 1.50% spread on the underlying floating rate notes, the total fixed rate interest payment on the notes was 6.22% per annum. The swaps were marked to market at each reporting date.

During the second quarter of fiscal 2005, the Company repaid principal of $103 million, and recognized a pre-tax loss of $2 million, primarily representing the reduction in the net unamortized discount recorded at the time of original debt issuance. Concurrently, the Company partially reduced the two related interest rate swaps by $41 million, for a total reduction of $82 million. The Company paid $7 million in interest and related costs, and reduced the fair market value of the swaps to $5 million during the second quarter.

On May 17, 2005, the Company repaid the remaining principal amount of $159 million and terminated the two related interest rate swaps described above. Additionally, the Company paid $8 million in interest and related costs during the third quarter of fiscal 2005, for a total cash payment of $167 million. As a result of the repayment, the Company recognized a pre-tax loss of $1 million, which is included in other income (expense), net for the third quarter of fiscal 2005. This loss primarily consists of a $3 million reduction in the net unamortized discount recorded at the time of the original debt issuance, partially offset by a $2 million gain on the change in the fair market value of the interest rate swaps.

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

The Senior Notes are redeemable in April 2006.

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

Fair Value of Long-Term Debt

The following table summarizes the components of the Company’s long-term debt, their aggregate carrying values and related fair market values as of June 30, 2005 and September 30, 2004:

	June 30, 2005			September 30, 2004
	Number			Number
	of Notes	Carrying	Fair	of Notes	Carrying	Fair
	Outstanding	Value	Value	Outstanding	Value	Value
	Dollars in millions
LYONs	—	$—	$—	549,022	$297	$307
Senior Notes	13,205	$14	$15	284,395	$289	$330

In addition to the items in the table above, long-term debt as of June 30, 2005 includes $17 million of other debt, of which $16 million represents capital lease obligations associated with Tenovis. Long-term debt as of September 30, 2004 includes $5 million of net unamortized deferred gain related to the termination of the interest rate swap agreements related to the Senior Notes and $2 million other debt, primarily related to commercial paper of AGC, the Company’s majority-owned subsidiary in India.

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

Under the credit facility, borrowings are available in U.S. dollars or euros to the Company and AISL, and the maximum amount of borrowings that can be outstanding is $400 million, of which $150 million may be in the form of letters of credit. The credit facility is a five-year revolving facility (with an expiration date of February 23, 2010) and is not secured by any assets. The credit facility contains affirmative and restrictive covenants that the Company must comply with, including: (a) periodic financial reporting requirements, (b) maintaining a maximum ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization, adjusted for certain business restructuring charges and related expenses and non-cash charges, referred to as adjusted EBITDA, of 2.00 to 1.00, (c) maintaining a minimum ratio of adjusted EBITDA to interest expense of 4.00 to 1.00, (d) limitations on the incurrence of subsidiary indebtedness, (e) limitations on liens, (f) limitations on investments and (g) limitations on the creation or existence of agreements that prohibit liens on our properties. The credit facility also limits the Company’s ability to make dividend payments or distributions or to repurchase, redeem or otherwise acquire shares of its common stock to an amount not to exceed 50% of consolidated net income of the Company for the fiscal year immediately preceding the fiscal year in which such dividend, purchase, redemption, retirement or acquisition is paid or made. The credit facility was amended in May 2005 to provide the Company with the ability to make dividend payments or distributions or to repurchase, redeem or otherwise acquire shares of its common stock in fiscal 2005 up to an amount not to exceed $250 million. As of June 30, 2005, the Company was in compliance with all of the covenants included in the credit facility.

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

There are currently $55 million of letters of credit issued under the credit facility. There are no other outstanding borrowings under the facility, and the remaining availability is $345 million. The Company believes the credit facility provides it with an important source of backup liquidity.

From time to time, certain of the lenders provide customary commercial and investment banking services to the Company.

9.   Earnings Per Share of Common Stock

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by adjusting net income and weighted average outstanding shares, assuming conversion of all potentially dilutive securities including stock options, restricted stock units, warrants and convertible debt.

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
	Dollars and shares in millions, except per share amounts
Earnings Per Common Share—Basic:
Income from continuing operations	$194	$58	$263	$191
Income (loss) from discontinued operations	—	3	(2)	5
Net income	$194	$61	$261	$196
Weighted average shares—basic	478	446	473	434
Earnings per share from continuing operations	$0.41	$0.13	$0.56	$0.44
Earnings (loss) per share from discontinued operations	—	0.01	(0.01)	0.01
Earnings per share—basic	$0.41	$0.14	$0.55	$0.45
Earnings Per Common Share—Diluted:
Income from continuing operations	$194	$58	$263	$191
Interest charges associated with convertible debt	—	2	2	7
Income from continuing operations used for diluted EPS	194	60	265	198
Income (loss) from discontinued operations	—	3	(2)	5
Net income used for diluted EPS	$194	$63	$263	$203
Weighted average shares—basic	478	446	473	434
Potential dilutive securities:
Assumed exercise of stock options	5	9	6	9
Assumed vesting of restricted stock units	—	1	1	2
Assumed exercise of warrants	4	6	5	6
Assumed conversion of LYONs	—	21	6	21
Weighted average shares—diluted	487	483	491	472
Earnings per share from continuing operations	$0.40	$0.12	$0.54	$0.42
Earnings per share from discontinued operations	—	0.01	—	0.01
Earnings per share—diluted	$0.40	$0.13	$0.54	$0.43
Securities excluded from the computation of diluted earnings per common share
Options(1)	38	10	36	25
Warrants(1)	5	6	5	6
Total	43	16	41	31

(1)          These securities have been excluded from the diluted earnings per common share calculation because their inclusion would have been antidilutive as their exercise prices were higher than the average market price during the period.

On April 19, 2005, the Board of Directors authorized a share repurchase plan. Under the provisions of this plan, Avaya is authorized to repurchase up to $500 million of its outstanding common stock over the next two years. The Company’s credit facility currently provides it with the ability to make dividend payments or distributions or to repurchase, redeem or otherwise acquire shares of its common stock in fiscal 2005 up to an amount not to exceed $250 million. See Note 8, “Long-Term Debt,” for further information concerning the limitations under the credit facility. Repurchases under the plan will be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price, the terms of Avaya’s credit facility and other factors. As of June 30, 2005, the Company had repurchased 5,575,000 shares of its common stock pursuant to the share repurchase plan at an average price of $8.38 per share, for a total of $47 million.

10.   Benefit Obligations

The components of net periodic benefit cost (credit) for the Company’s pension and postretirement benefit plans for the three and nine months ended June 30, 2005 and 2004 are provided in the table below:

	Pension Benefits-		Pension Benefits-		Postretirement
	U.S.		Non-U.S.		Benefits
	Three months ended		Three months ended		Three months ended
	June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005	2004
	Dollars in millions
Components of Net Periodic Benefit Cost (Credit)
Service cost	$5	$4	$2	$1	$2	$1
Interest cost	43	43	3	—	9	10
Expected return on plan assets	(55)	(54)	(1)	—	(3)	(4)
Amortization of unrecognized prior service cost	2	2	—	—	2	3
Recognized net actuarial loss	8	3	—	—	1	1
Settlement loss	—	—	1	—	—	—
Net periodic benefit cost (credit)	$3	$(2)	$5	$1	$11	$11

	Pension Benefits-		Pension Benefits-		Postretirement
	U.S.		Non-U.S.		Benefits
	Nine months ended		Nine months ended		Nine months ended
	June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005	2004
	Dollars in millions
Components of Net Periodic Benefit Cost (Credit)
Service cost	$13	$12	$7	$3	$4	$3
Interest cost	127	127	9	1	29	30
Expected return on plan assets	(163)	(160)	(1)	(1)	(8)	(12)
Amortization of unrecognized prior service cost	5	5	—	—	7	8
Recognized net actuarial loss	26	11	—	—	4	4
Settlement loss	—	—	1	—	—	—
Net periodic benefit cost (credit)	$8	$(5)	$16	$3	$36	$33

The results of the non-U.S. pension plans for fiscal 2005 include the unfunded pension plans assumed with the acquisition of Tenovis.

During the quarter ended June 30, 2005, the defined benefit pension plan associated with one of our Irish subsidiaries was terminated in favor of a defined contribution plan, and the benefit obligation was settled at a net loss of $1 million.

The Company provides certain pension benefits for U.S. and non-U.S. employees which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed. For the nine months ended June 30, 2005, the Company made payments for these U.S. and non-U.S. pension benefits totaling $5 million and $7 million, respectively. Estimated payments for these U.S. and non-U.S. pension benefits for the remainder of fiscal 2005 are $2 million and $2 million, respectively.

The Company also provides certain retiree medical benefits for U.S. employees, which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed. For the nine months ended June 30, 2005, the Company made payments totaling $15 million for these retiree medical benefits. Estimated payments for these retiree medical benefits for the remainder of fiscal 2005 are $11 million.

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

Additionally, during the nine months ended June 30, 2005, the Company granted to eligible employees approximately six million stock options at a weighted average exercise price of $15.55 per option and approximately two million restricted stock units at a weighted average market value of $15.59 per unit.

12.   Operating Segments

The Company reports its operations in two segments—Global Communications Solutions (“GCS”) and Avaya Global Services (“AGS”). This structure represents a change from the Company’s three-segment structure utilized in fiscal 2004, and better reflects how the businesses are being managed consistent with the Company’s operating structure and go-to-market strategies. Accordingly, prior period amounts have been restated to reflect this change. The GCS segment, which includes our prior reportable segments of Enterprise Communications Group (“ECG”) and Small and Medium Business Solutions (“SMBS”), develops, markets and sells communications systems including IP telephony systems, multi-media contact center infrastructure and converged applications in support of customer relationship management, unified communications applications, appliances such as IP telephone sets, and traditional voice communications systems. The AGS segment develops, markets and sells comprehensive end-to-end global service offerings that enable customers to plan, design, implement, monitor and manage their converged communications networks worldwide.

The GCS segment includes the portion of the Tenovis rental and managed services revenue attributable to the equipment used in connection with the customer contracts. The portion of the customer contracts attributable to maintenance and other services is included in the AGS segment.

The segments are managed as two individual businesses and, as a result, include certain allocated costs and expenses of shared services, such as information technology, human resources, legal and finance (collectively, “corporate overhead expenses”). At the beginning of each fiscal year, the amount of certain corporate overhead expenses, including targeted annual incentive awards, to be charged to operating segments is determined and fixed for the entire year in the annual plan. The annual incentive award accrual is adjusted quarterly based on actual year to date results and those estimated for the remainder of the year. This adjustment of the annual incentive award accrual, as well as any other over/under absorption of corporate overhead expenses against plan is recorded and reported within the Corporate/Other Unallocated Amounts caption.

The Company has outsourced the majority of its manufacturing operations related to its GCS segment to a number of contract manufacturers. All manufacturing of the Company’s products is performed in accordance with detailed specifications and product designs furnished by the Company and is subject to quality control standards.

Summarized financial information relating to the Company’s reportable segments is shown in the following table:

	Reportable Segments
	Global	Avaya	Corporate/Other
	Communications	Global	Unallocated
	Solutions	Services	Amounts	Total
	Dollars in millions
Three months ended June 30, 2005
Revenue	$648	$588	$—	$1,236
Operating income	1	37	38	76
Three months ended June 30, 2004
Revenue	$506	$510	$—	$1,016
Operating income	17	68	7	92
Nine months ended June 30, 2005
Revenue	$1,865	$1,741	$—	$3,606
Operating income	14	120	82	216
Nine months ended June 30, 2004
Revenue	$1,479	$1,510	$4	$2,993
Operating income	16	184	4	204

The following table sets forth the Company’s long-lived assets by geographic area:

	June 30, 2005	September 30, 2004
	Dollars in millions
U.S.	$440	$460
International:
EMEA—Europe / Middle East / Africa	272	31
APAC—Asia Pacific	14	13
Americas, non-U.S.	5	5
Total international	291	49
Total	$731	$509

Long-lived assets represent property, plant and equipment, net of accumulated depreciation. The increase in international long-lived assets was primarily due to the acquisition of Tenovis.

13.   Commitments and Contingencies

Legal Proceedings

In the ordinary course of business the Company is involved in lawsuits, claims, government inquiries, investigations, charges and proceedings, including, but not limited to, those identified below, relating to intellectual property, commercial, securities, employment, employee benefits, environmental and regulatory matters. Often these issues are subject to substantial uncertainties and, therefore, the probability of loss and an estimation of damages are difficult to ascertain. Consequently, it is difficult to reasonably estimate the maximum potential exposure or the range of possible loss. These assessments can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. Our assessments are based on estimates and assumptions that have been deemed reasonable by management. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Other than as described below, the Company believes there is no litigation pending against the Company that could have, individually or in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

A class was certified in the West Virginia state court matter. The certified class in the West Virginia matter includes those persons or entities that purchased, leased or financed the products in question. In addition, the court also certified as a subclass all class members who had service protection plans or other service or extended warranty contracts with Lucent in effect as of April 1, 1998, as to which Lucent failed to offer a free Year 2000-compliant solution. The federal court in the New York action has issued a decision and order denying class certification, dismissing all but certain fraud claims by one representative plaintiff. No class claims remain in this case at this time. The federal court in the California action also issued an opinion and order granting class certification. The class includes any entities that purchased or leased certain products on or after January 1, 1990, excluding those entities that did not have a New Jersey choice of law provision in their contracts and those who did not purchase equipment directly from defendants. The federal court in the California action issued an order staying the action pending the outcome of the West Virginia matter.

In May 2004, the Company entered into a settlement agreement with the plaintiffs in all of the above-described actions. Under the general terms of the agreement, eligible class members who acquired certain products between 1990 and 1999 may receive credits up to $110 million or a cash alternative. The credits are valid for a three-year period and can be applied toward a 45 percent discount on purchases of new Avaya products and/or a 30 percent discount on Avaya maintenance services. Alternatively, eligible class members may receive a one-time cash payment equal to 25 percent of the credits to which they may be entitled. The state court in West Virginia approved the settlement in July 2004 and issued an order of final approval of the settlement. The claims process commenced in August 2004 and the time period for filing claims expired in October 2004. The Company has notified eligible class members of the amounts that they are eligible to receive under the settlement.

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

Commissions Arbitration Demand

In July 2002, Communications Development Corporation, (“CDC”), a British Virgin Islands corporation, made formal demand for arbitration for alleged unpaid commissions in an amount in excess of $10 million, stemming from the sale of products from Avaya’s businesses that were formerly owned by Lucent involving the Ministry of Russian Railways. In April 2003, CDC initiated the arbitration before the American Arbitration Association. The plaintiff alleges that as a result of agreements entered into between the plaintiff and the Company, it is owed commissions on sales by the Company to the Ministry of Russian Railways on a continuing basis. The Company believes that the agreements relating to the plaintiff’s claim have expired or do not apply to the products in question. As the sales of products continue, CDC may likely increase its commission demand. The parties have selected arbitrators in this matter. A hearing date has not yet been set.

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

The complaints, which are substantially similar to one another, allege, among other things, that the plaintiffs were injured by reason of certain allegedly false and misleading statements made by us relating to the cost of the Tenovis integration, the disruption caused by changes in the delivery of our products to the market and reductions in the demand for our products in the U.S., and that based on the foregoing we had no basis to project our stated revenue goals for fiscal 2005. The Company has been served with a number of these complaints. No class has been certified in the actions. The complaints seek compensatory damages plus interest and attorneys’ fees.

These matters are still in the early stages of litigation and an outcome cannot be predicted and, as a result, we cannot be assured that these cases will not have a material adverse effect on our financial position, results of operations or cash flows.

Derivative Litigation

In May and July of 2005, a number of derivative complaints were filed against certain officers and the Board of Directors (“Board”) of the Company. Two complaints were filed in the United States District Court, District of New Jersey, and two were filed in the Superior Court of New Jersey, Somerset County. The allegations in each of the complaints are substantially similar and include the Company as a nominal defendant. The complaints allege, among other things, that defendants violated their fiduciary duties by failing to disclose material information and/or by misleading the investing public about the Company’s business, asserting claims substantially similar to those asserted in the actions described above under “Securities Litigation.”  The complaints seek contribution from the defendants to the Company for alleged violations of the securities laws, restitution to the Company and disgorgement of profits earned by defendants, and fees and costs.

These actions are in the early stages of litigation and an outcome cannot be predicted and, as a result, we cannot determine if they will have an effect on our business or operations or, if they do, whether their outcomes will have a material adverse effect on our business or operations.

ERISA Class Action

In July 2005, a purported class action lawsuit was filed in the United States District Court for the District of New Jersey against us and certain of our officers, employees and members of the Board of Directors (the “Board”) of the Company, alleging violations of certain laws under the Employee Retirement Income Security Act of 1974 (“ERISA”). The action purports to be filed on behalf of all participants and beneficiaries of the Avaya Inc. Savings Plan, the Avaya Inc. Savings Plan for Salaried Employees and the Avaya Inc. Savings Plan for the Variable Workforce (collectively, the “Plans”), during the period from October 5, 2004 through July 20, 2005. It contains factual allegations substantially similar to those asserted in the matters under the heading of “Securities Litigation.”

The complaint alleges, among other things, that the named defendants breached their fiduciary duties owed to participants and beneficiaries of the Plans and failed to act in the interests of the Plans’ participants and beneficiaries in offering Avaya common stock as an investment option, purchasing Avaya common stock for the Plans and communicating information to the Plans’ participants and beneficiaries. As of this time, defendants have not been served with this complaint. No class has been certified in the action. The complaint seeks a monetary payment to the plans to make them whole for the alleged breaches, costs and attorneys’ fees.

This matter is still in the early stages of litigation and an outcome cannot be predicted and, as a result, we cannot be assured that this case will not have a material adverse effect on our financial position, results of operations or cash flows.

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

The Company is cooperating with the relevant government entities with respect to these subpoenas.

Environmental, Health and Safety Matters

The Company is subject to a wide range of governmental requirements relating to employee safety and health and to the handling and emission into the environment of various substances used in its operations. The Company is subject to certain provisions of environmental laws, particularly in the United States and in Germany, governing the cleanup of soil and groundwater contamination. Such provisions impose liability for the costs of investigating and remediating releases of hazardous materials at currently or formerly owned or operated sites. In certain circumstances, this liability may also include the cost of cleaning up historical contamination, whether or not caused by the Company. The Company is currently conducting investigation and/or cleanup of known contamination at 10 of its current or former facilities either voluntarily or pursuant to government directives. None of the sites is reasonably likely to generate environmental costs that will be individually material nor will environmental costs for all sites in the aggregate be material in any fiscal year. There are no known third parties who may be responsible for investigation and/or cleanup at these sites and therefore, for purposes of assessing the adequacy of financial reserves for these liabilities, the Company has not assumed that it will recover amounts from any third party, including under any insurance coverage or indemnification arrangement. Although the Company does not separately track recurring costs of managing hazardous substances and pollutants in ongoing operations, it does not believe them to be material.

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

The Company assesses the adequacy of environmental reserves on a quarterly basis. The Company does not expect the outcome of these matters to have a material impact on its financial position. Expenditures for environmental matters for the nine months ended June 30, 2005 and 2004 were not material to the Company’s financial position, results of operations or cash flows. Payment for the environmental costs covered by the reserves may be made over a 30-year period.

Product Warranties

The Company recognizes a liability for the estimated costs that may be incurred to meet obligations arising from product warranties. These product warranties extend over a specified period of time generally ranging up to one year from the date of sale depending upon the product subject to the warranty. The Company accrues for warranty costs as part of its cost of sales based on associated material costs, technical support and help desk labor costs, and associated overhead. The Company accrues this provision for estimated future warranty costs based upon the historical relationship of warranty claims to sales. The Company periodically reviews the adequacy of its product warranties and adjusts, if necessary, the accrued warranty reserve, which is included in other current liabilities in the Consolidated Balance Sheets, for actual experience.

The following table summarizes the activity related to the product warranty liability during the nine months ended June 30, 2005:

Dollars in millions
Balance as of September 30, 2004	$23
Reductions for payments and costs to satisfy claims	(34)
Accruals for warranties issued during the period*	40
Changes to accrual relating to preexisting warranties	1
Balance as of June 30, 2005	$30

*                    Includes the opening balances of accruals related to acquisitions that occurred during the first nine months of fiscal 2005.

The increase in the product warranty liability for the nine months ended June 30, 2005 is due to the additional accruals for product warranty associated with acquisitions made subsequent to September 30, 2004.

Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements

Letters of Credit

As of June 30, 2005, the Company had entered into uncommitted credit facilities that vary in term totaling $183 million for the purpose of securing third party financial guarantees such as letters of credit which ensure the Company’s performance or payment to third parties. Additionally, the Company had $400 million of committed credit facilities, which is discussed in Note 8, “Long-Term Debt.” The Company had outstanding an aggregate of $158 million in irrevocable letters of credit under the committed and uncommitted credit facilities (including an aggregate of $55 million under its $400 million committed credit facility) and $1 million of restricted cash.

Surety Bonds

The Company arranges for the issuance of various types of surety bonds, such as license, permit, bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. These bonds vary in duration although most are issued and outstanding from one to three years. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $17 million as of June 30, 2005. Historically, no surety bonds have been drawn upon and there is no future expectation that any surety bonds will be drawn upon.

Purchase Commitments and Termination Fees

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and to help assure adequate component supply, the Company enters into purchase agreements with contract manufacturers and suppliers that allow them to produce and procure inventory based upon forecasted requirements provided by the Company. If the Company does not meet these specified purchase commitments, it could be required to purchase the inventory, or in the case of certain agreements, pay an early termination fee. As of June 30, 2005, the maximum potential payment under these commitments was approximately $126 million. Historically, the Company has not been required to pay a charge for not meeting its designated purchase commitments with these suppliers.

Product Financing Arrangements

The Company sells products to various resellers that may obtain financing from certain unaffiliated third party lending institutions.

The Company has a product financing arrangement with one U.S. reseller. The Company is obligated under certain circumstances to repurchase inventory previously sold to this reseller, in the event the lending institution which financed the transaction repossesses the reseller’s inventory of the Company’s products. The Company’s obligation to repurchase inventory from the lending institution terminates 180 days from the date of invoicing by the Company to the reseller. The repurchase amount is equal to the price originally paid to the Company by the reseller for the inventory. This reseller has financed $54 million of inventory purchases under this arrangement as of June 30, 2005, which is the maximum exposure to the Company under this arrangement. There have not been any repurchases made by the Company since the Company entered into this agreement in March 2001. The Company has estimated the fair value of this guarantee as of June 30, 2005, and has determined that it is not significant. There can be no assurance that the Company will not be obligated to repay a lending institution under this arrangement in the future.

For the Company’s product financing arrangement with resellers outside the U.S., in the event participating resellers default on their payment obligations to the lending institution, the Company is obligated under certain circumstances to guarantee repayment to the lending institution. The repayment amount fluctuates with the level of product financing activity. The guarantee repayment amount reported to the Company from the lending institution was $6 million as of June 30, 2005. The Company reviews and sets the maximum credit limit for each reseller participating in this financing arrangement. There have not been any guarantee repayments by the Company since the Company entered in this arrangement in October 2000. The Company has estimated the fair value of this guarantee as of June 30, 2005, and has determined that it is not significant. There can be no assurance that the Company will not be obligated to repurchase inventory under this arrangement in the future.

Performance Guarantees

In connection with the sale of Connectivity Solutions and the sale of a portion of the Expanets business, the Company has assigned its rights and obligations under several real estate leases to the acquiring companies (the “assignees”). The remaining terms of these leases vary from less than one year to eight years. While the Company is no longer the primary obligor under these leases, the lessor has not completely released the Company from its obligation, and holds it secondarily liable in the event that the assignees default on these leases. The maximum potential future payments the Company could be required to make, if all of the assignees were to default as of June 30, 2005, would be $21 million. The Company has assessed the probability of default by the assignees and has determined it to be remote.

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

Tax Settlement with Lucent

In the third quarter of fiscal 2005, federal income tax audit matters for the years 1999 and 2000 and certain state tax matters that arose prior to the Company’s separation from Lucent were resolved. Upon the settlement with Lucent, the Company recognized income of $116 million associated with the reversal of certain tax liabilities that were established at the time of distribution. This benefit is reflected in the Consolidated Statement of Income for the three-month period ended June 30, 2005 as a benefit from income taxes and is the most significant part of the Company’s benefit from income taxes for the three and nine month periods ended June 30, 2005. The Tax Sharing Agreement governs Lucent’s and the Company’s respective rights, responsibilities and obligations after the distribution with respect to taxes for the periods ending on or before the distribution. Generally, pre-distribution taxes or benefits that are clearly attributable to the business of one party will be borne solely by that party, and other pre-distribution taxes or benefits will be shared by the parties based on a formula set forth in the Tax Sharing Agreement. The Company may be subject to additional taxes or benefits pursuant to the Tax Sharing Agreement related to future settlements of audits by taxing authorities for the periods prior to the Company’s distribution.

In accordance with the terms of the Tax Sharing Agreement that the Company and Lucent entered into in connection with the distribution, the Company is obligated to pay Lucent $39 million resulting from the resolution of federal income tax audit matters for the years 1999 and 2000 and certain state tax matters which were prior to our separation from Lucent. In addition, the Company is entitled to receive an $8 million tax refund from Lucent which became payable to the Company subsequent to June 30, 2005.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this Quarterly Report. The matters discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Forward Looking Statements” at the end of this discussion.

Our accompanying unaudited consolidated financial statements as of June 30, 2005 and for the three and nine months ended June 30, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission, or the SEC, for interim financial statements, and should be read in conjunction with our consolidated financial statements and other financial information for the fiscal year ended September 30, 2004, which were included in our Annual Report on Form 10-K filed with the SEC on December 13, 2004. In our opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated. Certain prior year amounts have been reclassified to conform to the current interim period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be expected for the entire fiscal year.

Overview

Products, Applications and Services

We are a leading provider of communications systems, applications and services that help enterprises transform their businesses by redefining the way they work and interact with their customers, employees, business partners, suppliers and others. Our goal is to help our customers optimize their enterprise communications networks in order to serve their customers better, enabling them to reduce costs and grow revenue while preserving the security and reliability of their networks. A key component of our strategy is to leverage our substantial experience and expertise in traditional voice communications systems to capitalize on the transition of these traditional voice systems to Internet Protocol (IP), and the adoption of IP telephony systems. We believe our comprehensive suite of IP telephony systems, communications applications and appliances, as supported by our global services organization and extensive network of business partners, transforms the enterprise communications system into a strategic asset for businesses, by enabling them to communicate to “anyone, at any place, at any time and in any way” they choose.

Our product offerings include:

•       IP telephony systems;

•       multi-media contact center infrastructure and applications that facilitate and enhance interaction in an enterprise with customers, partners, suppliers and employees (i.e. supporting customer relationship management);

•       unified communications applications, which include voice and multi-media messaging;

•       appliances, such as telephone sets; and

•       traditional voice communication systems.

We support our broad customer base with comprehensive global services offerings that enable our customers to plan, design, implement, maintain and manage their communications networks. We believe our global services organization is an important consideration for customers purchasing our products and applications and is a source of significant revenue for us, primarily from maintenance contracts. The skilled professionals of our services organization, together with our networks of business partners and our ability to diagnose customer network faults remotely, can provide 24-hour-a-day, seven-day-a-week service to our customers around the world. Our end-to-end portfolio of services offerings provides a single point of accountability and includes:

•       value-added maintenance services;

•       professional services, consulting, design and network integration;

•       product implementation; and

•       rental and managed services.

Customers and Competitive Advantages

Our customer base is diverse, ranging in size from small businesses employing ten employees to large government agencies and multinational companies with over 100,000 employees. Our customers include enterprises operating in a broad range of industries around the world, including financial, manufacturing, media and communications, professional services, health care, education and governmental. As a result of our acquisition of Tenovis in November 2004, we have significantly increased our presence in Europe, particularly in Germany.

We are focused on the migration of our customers’ traditional voice communications to a converged network that provides for the integration of voice, data, video and other applications traffic on a single network. We offer customers the flexibility to implement new IP telephony systems or “IP-enable” their existing voice communications systems, thereby preserving their existing communications technology investments and allowing them to implement IP telephony at their own pace. The flexibility of converged networks offers increased functionality and provides our enterprise customers with the ability to reach the right person at the enterprise, at the right time, in the right place and in the right way, thereby optimizing business interactions and enhancing our customers’ ability to grow revenue and reduce costs. Our products, applications and services are driving the integration of communications and business processes, making communications an important component of our customers’ business strategies.

We enjoy several strengths that we believe provide us with a competitive advantage in the enterprise communications market:

•       clear focus on the enterprise;

•       extensive voice experience and expertise, and a reputation for superior products and technology for voice processing and applications;

•       a comprehensive suite of industry-leading communications applications, including remote/mobile professional offerings such as speech access, remote agents and softphones, which allow our customers to improve worker productivity and reduce network and real estate costs by providing secure business communications to a dispersed workforce;

•       investment protection for traditional telephony systems, allowing customers to upgrade and take advantage of the benefits of IP telephony while maintaining a significant portion of their previous equipment investment (i.e., “IP-enable” their existing voice communications system);

•       a large installed global customer base, further enhanced in Europe with the acquisition of Tenovis;

•       world-class contact center offerings that assist our customers in managing communications with their clients;

•       a global services organization that offers end-to-end customer solutions, including remote maintenance and diagnostic services that sense and fix software outages, often before customers even realize there may be a problem; and

•       strategic alliances with world-class business partners, including our large network of software development partners who develop vertical and other software applications that work with our telephony and contact center offerings to meet specific customer needs.

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

•       Economic conditions—An important factor affecting our ability to generate revenue is the effect of general economic conditions on our customers’ willingness to spend on information technology and, particularly, enterprise communications technology. As economic conditions have gradually improved in most of our markets over the past few years, we have seen indications that enterprises may be more willing to spend on enterprise communications technology than in the past several years. While the world economy is expected to grow, variability in employment, corporate profit growth, interest rates, energy prices and other factors in specific markets could impact corporate willingness to spend on communications technology in the near term. Additionally, the country-to-country variability in worldwide economic growth could also impact our business as growth rates of developed and more stable economies tend to be lower than that of emerging economies, where there could be more variables affecting the economic growth. The economic regions comprising the highest concentrations of our revenues are further expanded below:

•        U.S.—Economic growth is expected to slow through the remainder of 2005, causing expected slowdowns in job growth as companies seek to maintain profitability. However, information technology spending is forecast to increase and could have a positive impact if there are signs of economic stability and companies can substantiate communication technology spending through increased productivity.

•        Europe, Middle East and Africa (EMEA)—Weakness and uncertainty in European economies, coupled with the high concentration of our business in Germany, could affect our results in Europe as high unemployment levels and low economic growth forecasts, particularly in Germany, remain a concern.

Technology transition—There are several factors that indicate that enterprises may be poised to transition their traditional communications systems to next-generation communications technology. First, although many large companies have already begun to transition to IP telephony, IP telephony lines still constitute a very small percentage of global installed enterprise telephony lines. In addition, the average age of non-IP enterprise telephony systems is over ten years. Although these systems continue to operate reliably after ten years, enterprises typically will consider a new investment in enterprise communications technology at this point in the telephony system’s lifecycle. Accordingly, we believe that enterprises may consider new investments in enterprise communications and if they decide to make such investments, may consider IP telephony. Additionally, we believe that IP telephony has gained widespread acceptance in the marketplace as an alternative replacement option, and expect to see increased demand as the industry goes through the mainstream adoption phase in the product lifecycle. Other factors enterprises may consider as they decide whether to deploy IP telephony include whether IP telephony will provide the level of security and reliability provided by traditional telephony systems.

As a result of the technology transition, however, spending by enterprises on traditional voice communication systems has been declining. Increases in our revenue attributable to sales of IP telephony systems continue to be offset in part by declines in revenue attributable to traditional voice communications systems. Revenue attributable to traditional voice communications systems currently comprises a much smaller portion of our product revenues than in the past. Additionally, the ratio of revenue attributable to IP telephony systems versus traditional voice communication systems is expected to increase as more and more companies convert to IP telephony systems.

•       Competitive environment—We have historically operated, and continue to operate, in an extremely competitive environment. One aspect of this environment is that we regularly face pricing pressures in the markets in which we operate. We have been able to mitigate the effects of pricing pressures on profitability through our actions to improve gross margins, including cost reduction initiatives. For other uncertainties related to the competitive environment in which we operate, see “Forward Looking Statements—We face intense competition from our current competitors and, as the enterprise communications and information technology markets evolve, may face increased competition from companies that do not currently compete directly against us.”

•       Pressures on services business—We expect to continue to face challenges in our Avaya Global Services segment. Although the proportion of customers who elect to purchase maintenance contracts at the time equipment is purchased has remained at relatively constant levels over recent quarters, the maintenance business has been negatively affected by contract renegotiations at the time of renewal, changes in scope (i.e. number of ports, number of sites, or hours and levels of coverage) and pricing pressures. Our managed services business generally involves larger contracts with customers who outsource responsibility for their telephony systems to us. We expect to face challenges in this area relating to timing and closure of the new business opportunities, as well as pricing pressures and scope changes similar to the maintenance business that are discussed above.

•       Foreign currency—With our acquisition of Tenovis, our international revenues have exceeded 40% of our total consolidated revenues for the first nine months of fiscal 2005. Any weakening of the U.S. dollar against other currencies, particularly the euro, will have a positive impact on our reported revenues and profitability. Conversely, any strengthening of the U.S. dollar will have a negative impact.

Continued Focus on Cost Structure

As a result of the growth of our revenue and our continued focus on controlling costs, we returned to profitability in the third quarter of fiscal 2003 and have been profitable in each of the eight subsequent quarters. During fiscal 2005, we are continuing to focus on controlling our costs, particularly in relation to our revenue. As part of our focus on controlling costs, we have taken actions to reduce the headcount in our U.S. services business, and have reached agreements with the Works Councils in Europe to reduce our workforce by over 500. Most of these positions have already been eliminated.

As discussed in more detail below, our gross margin decreased from 48.0% for the three months ended June 30, 2004 to 46.5% for the three months ended June 30, 2005 and from 47.0% to 46.6 % for the comparable nine-month period. The decreases for the three and nine month periods are primarily due to the lower margins achieved by the Tenovis services business, which historically has achieved lower margins than the rest of the Company.

As a percentage of revenue, selling, general and administrative, or SG&A, expenses increased from 30.2% to 32.8% for the three months ended June 30, 2005, and from 31.7% to 32.4% for the nine months ended June 30, 2005. The increase in dollar terms for both periods was due to the inclusion of Tenovis SG&A expenses following the acquisition, as well as our other recent acquisitions.

Strategic Uses of Cash and Cash Equivalents

As further discussed in “Liquidity and Capital Resources,” we have been focused on using cash for strategic acquisitions and debt reduction, as well as generating cash from our operating activities. We used net cash of $265 million and $110 million to acquire Tenovis and Spectel, respectively, in the first quarter of fiscal 2005. During the nine months ended June 30, 2005, we used $318 million, including $4 million of interest and fees, to reduce substantially the amount of our senior notes outstanding and $277 million, including $15 million of interest and fees, to repurchase Tenovis’s outstanding secured floating rate notes. In addition, we used $47 million to repurchase shares of our common stock as discussed below.

As of September 30, 2004, our cash and cash equivalents exceeded our debt by $1,024 million and as of June 30, 2005, our cash and cash equivalents exceeded our debt by $704 million. We expect to have positive operating cash flow for the remainder of fiscal 2005.

On April 19, 2005, the Board of Directors authorized a share repurchase plan. On April 20, 2005, the Company commenced purchasing shares under this plan, and as of June 30, 2005, we had repurchased 5,575,000 shares of our common stock at an average price of $8.38 per share. See Part II, Item 2, Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities, for more information regarding our share repurchases.

Current and Future Profitability and its Effect on Deferred Tax Assets

As of June 30, 2005, we had $430 million in net deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences, which are available to reduce taxable income predominantly in the U.S. in future periods. This amount is net of a valuation allowance of $893 million, which was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”

We continue to analyze our profitability and the probability of the realization of our deferred tax assets in future periods as a result of profitable operations. We have determined that a partial valuation allowance is required until sufficient positive evidence exists to support its reversal.

Operating Segments

Beginning in the first quarter of fiscal 2005, we are managing our business based on two operating segments: Global Communications Solutions, or GCS, which includes our prior reportable segments of Enterprise Communications Group and Small and Medium Business Solutions, and Avaya Global Services, or AGS. This realignment of operating segments enables management to assess results of operations in a manner consistent with our operating structure and go-to-market strategies. Our comparative results for the quarters presented have been reclassified to reflect our new segment structure.

The following table sets forth the allocation of our revenue among our operating segments and expressed as a percentage of total revenue:

					Third Fiscal Quarter
							Mix
3Q04	4Q04	1Q05	2Q05	Dollars in millions	2005	2004	2005	2004	Change
$506	$565	$592	$625	Global Communications Solutions	$648	$506	52%	50%	$142	28.1%
510	511	556	597	Avaya Global Services	588	510	48%	50%	78	15.3%
$1,016	$1,076	$1,148	$1,222	Total	$1,236	$1,016	100%	100%	$220	21.7%

The increase in revenues contributed by the GCS segment and the AGS segment for the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 is due to acquisitions and increased sales from all international regions. These positive effects were partially offset by weaker sales in the U.S. of both products and services.

Acquisitions and Divestitures

Acquisition of Tenovis

On November 18, 2004, we acquired all of the issued share capital of Tenovis Germany GmbH, or Tenovis. Tenovis is a major European provider of enterprise communications systems and services. Under the terms of the share purchase agreement we paid $381 million in cash (which includes $10 million of transaction fees that were not paid to the sellers) and assumed $287 million in debt, including $17 million of capital lease obligations. Additionally, we acquired cash and cash equivalents of $116 million, resulting in a net cash outlay related to the acquisition of $265 million. We also recorded $313 million of pension liabilities in connection with this acquisition. Tenovis results are included in our consolidated financial statements as of November 18, 2004.

The planned integration of Tenovis has resulted in significant cross-deployment of resources and the integration of various legal entities and operations. As previously disclosed, we will therefore not be providing Tenovis financial information on a stand-alone basis herein or in the future.

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

Results from Continuing Operations

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

Revenue

The primary driver of the increase in our revenues for the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 was our acquisition of Tenovis. Revenues were also positively impacted by the acquisition of the majority interest in AGC in the fourth quarter of fiscal 2004, as well as foreign currency fluctuations. This impact was partially offset by declines in U.S. sales of both products and services. The decline in U.S. revenues was primarily attributable to the following:

•       We previously announced changes in our go-to-market strategy to realign our sales and marketing efforts. Although we expect this realignment to provide benefits as we focus our direct sales efforts on our larger enterprise customers, the benefits have taken longer than expected to materialize, resulting in a disruption to our sales efforts. This disruption primarily affected our U.S. business. We continue to take actions to minimize the effects of this disruption while continuing to implement the realignment.

•       We continue to see declines in revenues from our U.S. services business, particularly in the maintenance and rental and managed services lines of business, primarily due to renegotiations by customers of their contracts to change the scope of existing contracts, pricing pressures and cancellations.

•       We have devoted significant management attention and resources to the Tenovis integration. These integration efforts have diverted management’s time and attention away from other business issues.

A detailed analysis of the impact of these factors is included in the discussion below.

The following table sets forth a comparison of revenue by type:

					Third Fiscal Quarter
							Mix
3Q04	4Q04	1Q05	2Q05	Dollars in millions	2005	2004	2005	2004	Change
$506	$565	$554	$543	Sales of products	$566	$506	46%	50%	$60	11.9%
446	454	477	498	Services	497	446	40%	44%	51	11.4%
64	57	117	181	Rental and managed services	173	64	14%	6%	109	170.3%
$1,016	$1,076	$1,148	$1,222	Total revenue	$1,236	$1,016	100%	100%	$220	21.7%

Higher revenues in all categories were primarily due to the acquisition of Tenovis, and to a lesser extent, our acquisition of a majority interest in AGC. The increase in revenues from sales of products related to acquisitions was partially offset by lower volumes in the U.S., partially as a result of the sales force realignment and decreases in sales of small communications systems to our indirect channel business partners, as well as the distraction caused by the Tenovis integration. The increase in revenues from services and rental and managed services related to acquisitions was partially offset by lower volumes due primarily to renegotiations affecting the scope of existing maintenance and managed service contracts, as well as pricing pressures and cancellations.

The following table sets forth a geographic comparison of revenue:

					Third Fiscal Quarter
							Mix
3Q04	4Q04	1Q05	2Q05	Dollars in millions	2005	2004	2005	2004	Change
$769	$822	$734	$689	U.S. International:	$717	$769	58%	76%	$(52)	-6.8%
135	142	278	387	EMEA—Europe/Middle East/Africa	377	135	30%	13%	242	179.3%
58	59	74	89	APAC—Asia Pacific	83	58	7%	6%	25	43.1%
54	53	62	57	Americas, non-U.S.	59	54	5%	5%	5	9.3%
247	254	414	533	Total international	519	247	42%	24%	272	110.1%
$1,016	$1,076	$1,148	$1,222	Total revenue	$1,236	$1,016	100%	100%	$220	21.7%

U.S. revenues were down considerably against the comparable prior year quarter due to the continued disruption from the realignment of our sales and marketing structure, the distraction caused by the Tenovis integration and decreases in sales of small communications systems to our indirect channel business partners as well as decreases in the scope of existing maintenance contracts and pricing pressures, as described above.

Higher revenues in EMEA were largely attributable to the acquisition of Tenovis. Revenues in EMEA also benefited slightly from the increased acceptance of IP telephony, which increased customers’ willingness to spend on converged communications technology. Revenues in APAC benefited from the acquisition of a majority ownership interest in AGC in the fourth quarter of fiscal 2004, which added approximately $14 million in incremental revenue, as well as higher volumes in China, Japan and Australia, particularly in connection with sales to our customers in the financial services and telecommunications industries. Revenues in the Americas, non-U.S. region benefited from increased sales primarily in Brazil and Mexico, partially offset by declines in Canada.

The following table sets forth a comparison of revenue from sales of products by channel:

					Third Fiscal Quarter
							Mix
3Q04	4Q04	1Q05	2Q05	Dollars in millions	2005	2004	2005	2004	Change
$219	$280	$261	$265	Direct	$279	$219	49%	43%	$60	27.4%
287	285	293	278	Indirect	287	287	51%	57%	—	0.0%
$506	$565	$554	$543	Total sales of products	$566	$506	100%	100%	$60	11.9%

Revenue from the sales of products through the direct channel increased due to the acquisition of Tenovis, which sells primarily through the direct channel.

Gross Margin

The following table sets forth a comparison of gross margin by type:

					Third Fiscal Quarter
							Percent of Revenue
3Q04	4Q04	1Q05	2Q05	Dollars in millions	2005	2004	2005	2004	Change
$273	$328	$309	$298	On sales of products	$301	$273	53.2%	54.0%	$28	10.3%
183	183	169	159	On services	172	183	34.6%	41.0%	(11)	-6.0%
32	27	65	106	On rental and managed services	102	32	59.0%	50.0%	70	218.8%
$488	$538	$543	$563	Total gross margin	$575	$488	46.5%	48.0%	$87	17.8%

Gross margin on the sales of products increased $28 million compared to the third quarter of fiscal 2004 due primarily to additional sales volumes gained from the acquisition of Tenovis, the increased proportion of software to hardware in our product mix and the benefits associated with our ongoing cost reduction initiatives. However, while the acquisition of Tenovis added additional gross margin in dollars, as a percent of revenue, our overall gross margin gains were partially offset by the lower margin rates achieved by Tenovis.

Gross margin on services decreased $11 million due mainly to decreased U.S. revenues, and gross margin as a percent of revenue declined primarily due to the impact of the significantly lower-margin Tenovis services business. In addition, gross margins were negatively impacted by changes in revenue mix, primarily due to a shift from annual maintenance-related services, which generate higher margins, to implementation services, which generate lower margins. These declines in gross margin were partially offset by cost savings as a result of headcount reductions taken during this fiscal year.

Gross margin on rental and managed services increased $70 million due entirely to the acquisition of Tenovis. This increase was partially offset by lower revenues associated with U.S. managed services.

Operating Expenses

The following table sets forth a comparison of operating expenses:

					Third Fiscal Quarter
							Percent of Revenue
3Q04	4Q04	1Q05	2Q05	Dollars in millions	2005	2004	2005	2004	Change
$307	$326	$357	$406	Selling, general and administrative	$406	$307	32.8%	30.2%	$99	32.2%
89	93	98	105	Research and development	93	89	7.5%	8.8%	4	4.5%
$396	$419	$455	$511	Total operating expenses	$499	$396	40.4%	39.0%	$103	26.0%

The increase in SG&A expenses is primarily due to the acquisition of Tenovis, which resulted in higher SG&A expenses in dollar terms as well as a negative impact on SG&A expenses as a percent of revenue. Included with Tenovis’s SG&A expenses is approximately $14 million of amortization of intangible assets.

Research and development (R&D) expenses increased due to the acquisition of Tenovis.

Other Income (Expense), Net

The following table sets forth a comparison of other income (expense), net:

					Third Fiscal Quarter
3Q04	4Q04	1Q05	2Q05	Dollars in millions	2005	2004	Change
$(11)	$9	$(38)	$—	Other income (expense), net	$4	$(11)	$15	-136%

Other income (expense), net for the third quarter of fiscal 2005 is primarily related to $6 million of interest income, partially offset by a $1 million loss on the repayment of $159 million principal amount of secured floating rate notes and other miscellaneous items. Other income (expense), net for the same period last year was primarily related to the $21 million loss on the repurchase of $132 million aggregate principal amount of senior notes, partially offset by $6 million of interest income and other miscellaneous items.

Interest Expense

The following table sets forth a comparison of interest expense:

					Third Fiscal Quarter
3Q04	4Q04	1Q05	2Q05	Dollars in millions	2005	2004	Change
$14	$12	$10	$5	Interest expense	$3	$14	$(11)	-79%

The decrease in interest expense is due to lower year over year debt levels. Overall debt decreased primarily due to the repurchases of our senior notes in fiscal 2004 and the first quarter of fiscal 2005, as well as the redemption for cash and conversion into common stock of our LYONs in the first quarter of fiscal 2005. This decrease was partially offset by interest expense associated with the debt assumed in the Tenovis acquisition, which was then repaid during the second and third quarters of fiscal 2005.

Provision for (Benefit from) Income Taxes

The following table sets forth a comparison of the provision for (benefit from) income taxes:

					Third Fiscal Quarter
3Q04	4Q04	1Q05	2Q05	Dollars in millions	2005	2004	Change
$9	$16	$7	$11	Provision for (benefit from) income taxes	$(117)	$9	$(126)	-1400%

The benefit from income taxes for the third quarter of fiscal 2005 is primarily related to a $116 million benefit from the settlement of certain U.S. federal and state income tax matters from years prior to the distribution in accordance with the Tax Sharing Agreement between us and Lucent. The provision for income taxes in the third quarter of fiscal 2004 was composed of state and foreign income taxes.

Segment Results

As discussed above, we changed our operating segment structure effective October 2004. The results for the quarters presented have been reclassified to reflect our new segment structure.

Global Communications Solutions

The GCS segment sells communications systems and converged voice applications designed for both large and small enterprises. Our offerings in this segment include IP telephony systems, multi-media contact center infrastructure and applications in support of customer relationship management, unified communications applications and appliances, and traditional voice communications systems.

Large Communications Systems are IP and traditional telephony systems marketed to large enterprises. These systems include:

•       media servers which provide call processing on the customer’s local area network;

•       media gateways which support traffic routing between traditional voice and IP telephony systems;

•       associated appliances, such as telephone handsets and related software applications;

•       Avaya Integrated Management™, a Web-based comprehensive set of tools that manages complex voice and data network infrastructures;

•       Avaya Communications Manager™, a voice application software that manages call processing, facilitates secure customer interactions across a variety of media and supports a range of Avaya and third-party applications; and

•       Avaya Extension to Cellular™, which transparently bridges any cell phone to any Avaya communications server.

Small Communications Systems are IP and traditional telephony systems marketed to smaller enterprises. These systems include:

•       Avaya IP Office™, an IP telephony system for small and medium-sized enterprises;

•       Traditional Key Systems, Partner™, Magix™, Legend™ and I5 brands;

•       associated appliances, such as telephone handsets; and

•       media servers for voice applications used by smaller businesses.

Converged Voice Applications consist of applications for multi-media contact centers and unified communications. These include:

•       applications in support of customer relationship management; and

•       messaging for IP and traditional systems.

The following table sets forth revenue by similar class of products within the GCS segment:

					Third Fiscal Quarter
							Mix
3Q04	4Q04	1Q05	2Q05	Dollars in millions	2005	2004	2005	2004	Change
$299	$336	$354	$393	Large Communications Systems	$393	$299	61%	59%	$94	31.4%
57	59	69	78	Small Communications Systems	93	57	14%	11%	36	63.2%
133	159	150	145	Converged Voice Applications	151	133	23%	27%	18	13.5%
17	11	19	9	Other	11	17	2%	3%	(6)	-35.3%
$506	$565	$592	$625	Total revenue	$648	$506	100%	100%	$142	28.1%

The revenue increase for all GCS product classes is primarily attributable to the acquisition of Tenovis. Large Communications Systems also benefited from increased sales of IP products which exceeded the decrease in TDM sales. The acquisition of a majority interest in AGC also contributed to the increased revenues. The increase in Small Communications Systems revenues attributable to Tenovis was partially offset by lower sales volumes in the U.S., mainly in the indirect channel. In addition to the increase in revenues from Tenovis, Converged Voice Applications revenues also benefited from increased sales of third-party or original equipment manufacturer, or OEM, software products.

The following table sets forth operating income (loss) of the GCS segment:

					Third Fiscal Quarter
							Percent of Revenue
3Q04	4Q04	1Q05	2Q05	Dollars in millions	2005	2004	2005	2004	Change
$17	$55	$25	$(12)	Operating income (loss)	$1	$17	0.2%	3.4%	$(16)	-94.1%

The decrease in operating income was primarily due to the effects of unfavorable product mix, particularly a higher mix of lower- margin product such as OEM software, and pricing pressures. The decrease is also a result of higher SG&A costs and increased R&D spending over the prior year due to the acquisition of Tenovis.

Avaya Global Services

The AGS segment is focused on supporting our broad customer base with comprehensive end-to-end global service offerings that enable our customers to plan, design, implement, monitor and manage their converged communications networks worldwide. AGS provides its services through the following offerings:

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

Rental and managed services—AGS supplements our customers’ in-house staff and manages complex multi-vendor, multi-technology networks, optimizes network performance and configurations, backs up systems, detects and resolves faults, performs moves, adds, and changes and manages our customers’ trouble tickets and inventory. This category includes customers who have chosen a bundled solution with enhanced services not provided in a basic maintenance contract.

The following table sets forth revenue by similar class of services within the AGS segment:

					Third Fiscal Quarter
							Mix
3Q04	4Q04	1Q05	2Q05	Dollars in millions	2005	2004	2005	2004	Change
$359	$358	$371	$372	Maintenance	$378	$359	64%	70%	$19	5.3%
87	95	103	122	Implementation and integration services	117	87	20%	17%	30	34.5%
64	57	79	96	Rental and managed services	88	64	15%	13%	24	37.5%
—	1	3	7	Other	5	—	1%	0%	5	n/a
$510	$511	$556	$597	Total revenue	$588	$510	100%	100%	$78	15.3%

The increase in revenue for AGS was primarily attributable to the acquisition of Tenovis, partially offset by lower volumes in the maintenance and rental and managed services businesses in the U.S.

The acquisition of Tenovis favorably impacted revenue for each of the service lines. However, these sales increases were partially offset by lower volumes, especially in the U.S. Our maintenance revenues were unfavorably impacted by renegotiations by customers of their contracts to change the scope of existing maintenance and managed services contracts, pricing pressures and cancellations, which exceeded new service business generated by off-warranty maintenance. Implementation and integration services revenues increased marginally due to a product mix which requires complex (and therefore more expensive) services. Rental and managed services revenues in the U.S. were unfavorably affected by customer changes in scope, pricing pressures and cancellations, as well as lower sales of telephony equipment to the U.S. managed services customers.

The following table sets forth operating income of the AGS segment:

					Third Fiscal Quarter
							Percent of Revenue
3Q04	4Q04	1Q05	2Q05	Dollars in millions	2005	2004	2005	2004	Change
$68	$65	$56	$27	Operating income	$37	$68	6.3%	13.3%	$(31)	-45.6%

The decrease in operating income was primarily attributable to lower gross margins in the U.S. as well as SG&A expenses contributed by Tenovis. The Tenovis services business has significantly lower margins than those historically generated by the rest of the Company. In addition, the U.S. business experienced a lower proportion of maintenance and managed services annual contracts as compared to the same period last year, and a higher proportion of implementation and integration services, which traditionally have lower margins. These declines in gross margin were partially offset by cost savings as a result of headcount reductions taken during this fiscal year.

Corporate/Other Unallocated Amounts

Operating income of $38 million in the third quarter of fiscal 2005 is primarily due to lower corporate overhead expenses mainly driven by a reduction of the estimated annual incentive award expenses. At the beginning of each fiscal year, the amount of certain corporate overhead expenses, including targeted annual incentive awards, to be charged to operating segments is determined and fixed for the entire year in the annual plan. The annual incentive award accrual is adjusted quarterly based on actual year-to-date results and those estimated for the remainder of the year. This adjustment of the annual incentive award accrual, as well as any other over/under absorption of corporate overheads against plan, is recorded and reported within the Corporate/Other Unallocated Amounts caption.

Nine Months Ended June 30, 2005 Compared with Nine Months Ended June 30, 2004

Revenue

The increase in revenue compared to the first nine months of fiscal 2004 was driven primarily by the acquisition of Tenovis. Revenues were also positively impacted by the acquisition of a majority interest in AGC in the fourth quarter of fiscal 2004. Additionally, revenues for the nine-month period increased approximately $27 million due to foreign currency translation due to the weakening of the U.S. dollar, particularly against the euro.

The following table sets forth a comparison of revenue by type:

	Nine Months Ended June 30,
			Mix
	2005	2004	2005	2004	Change
	Dollars in millions
Sales of products	$1,663	$1,483	46%	49%	$180	12.1%
Services	1,472	1,307	41%	44%	165	12.6%
Rental and managed services	471	203	13%	7%	268	132.0%
Total revenue	$3,606	$2,993	100%	100%	$613	20.5%

Higher revenues in all categories were primarily due to the acquisition of Tenovis. Revenues from sales of products also benefited from the acquisition of a majority interest in AGC in the fourth quarter of fiscal 2004. The increases in revenues from sales of product were partially offset by lower volumes in the U.S. due to the disruption from the realignment of our sales and marketing efforts and the distraction caused by the Tenovis integration. The increase in revenues from services and rental and managed services, primarily attributable to Tenovis, was partially offset by lower volumes due mainly to renegotiations affecting the scope of existing managed services contracts, as well as pricing pressures and cancellations.

The following table sets forth a geographic comparison of revenue:

	Nine Months Ended June 30,
			Mix
	2005	2004	2005	2004	Change
	Dollars in millions
U.S.	$2,140	$2,267	59%	76%	$(127)	-5.6%
International:
EMEA—Europe/Middle East/Africa	1,042	396	29%	13%	646	163.1%
APAC—Asia Pacific	246	167	7%	6%	79	47.3%
Americas, non-U.S.	178	163	5%	5%	15	9.2%
Total international	1,466	726	41%	24%	740	101.9%
Total revenue	$3,606	$2,993	100%	100%	$613	20.5%

U.S. revenues were down against the comparable prior nine-month period due to the disruption from the sales and marketing realignment and the distraction caused by the Tenovis integration, as well as decreases in the scope of existing maintenance contracts and pricing pressures in our services business as described above.

Higher revenues in EMEA were primarily attributable to the acquisition of Tenovis. Revenues in EMEA continue to benefit from the increased acceptance of IP telephony, which increased customers’ willingness to spend on converged communications technology. Excluding Tenovis, revenues in EMEA increased, primarily due to sales of large communications systems. In addition, currency translation had a positive impact as the euro strengthened against the U.S. dollar for most of the period. Revenues in APAC benefited from the acquisition of a majority ownership interest in AGC as well as higher volumes in China and Japan, particularly in connection with sales to our customers in the financial services industry. Revenues in the Americas, non-U.S. region benefited from higher volumes associated with the call center business due to the expansion and upgrade of the installed base in Latin America.

The following table sets forth a comparison of revenue from sales of products by channel:

	Nine Months Ended June 30,
			Mix
	2005	2004	2005	2004	Change
	Dollars in millions
Direct	$805	$643	48%	43%	$162	25.2%
Indirect	858	840	52%	57%	18	2.1%
Total sales of products	$1,663	$1,483	100%	100%	$180	12.1%

Revenue from the sales of products through the direct channel increased due to the acquisition of Tenovis, which sells primarily through the direct channel.

Gross Margin

The following table sets forth a comparison of gross margin by type:

	Nine Months Ended June 30,
			Percent of Revenue
	2005	2004	2005	2004	Change
	Dollars in millions
On sales of products	$908	$792	54.6%	53.4%	$116	14.6%
On services	500	514	34.0%	39.3%	(14)	-2.7%
On rental and managed services	273	101	58.0%	49.8%	172	170.3%
Total gross margin	$1,681	$1,407	46.6%	47.0%	$274	19.5%

Gross margin on the sales of products increased due primarily to additional sales volumes gained from the acquisition of Tenovis, the increased proportion of software to hardware in our product mix and the benefits associated with our ongoing cost reduction initiatives. However, while the acquisition of Tenovis added additional gross margin in dollars, as a percent of revenue, our overall gross margin gains were partially offset by the lower margin rates achieved by Tenovis.

Gross margin on services decreased due mainly to the impact of lower revenues in the U.S., as well as the impact of the significantly lower margin Tenovis services business. In addition, gross margins were negatively impacted by changes in revenue mix primarily due to a higher proportion of government contracts and wire installations, as well as a higher proportion of implementation services revenues, which generate lower margins than those achieved by annual maintenance-related services. These declines in gross margin were partially offset by cost savings as a result of headcount reductions taken during this fiscal year.

Gross margin on rental and managed services increased due primarily to the acquisition of Tenovis, which was partially offset by lower revenues associated with U.S. managed services.

Operating Expenses

The following table sets forth a comparison of operating expenses:

	Nine Months Ended June 30,
			Percent of Revenue
	2005	2004	2005	2004	Change
	Dollars in millions
Selling, general and administrative	$1,169	$948	32.4%	31.7%	$221	23.3%
Research and development	296	255	8.2%	8.5%	41	16.1%
Total operating expenses	$1,465	$1,203	40.6%	40.2%	$262	21.8%

The increase in SG&A expenses is primarily due to the acquisition of Tenovis, and to a lesser extent our other acquisitions, which resulted in higher SG&A expenses in dollar terms as well as a negative impact as a percent of revenue. Included with Tenovis’s SG&A expenses is approximately $34 million of amortization of intangible assets. These negative impacts associated with our acquisitions were partially offset by improved operational efficiencies.

Research and development expenses increased due to the acquisition of Tenovis.

Other Income (Expense), Net

The following table sets forth a comparison of other income (expense), net:

	Nine Months Ended June 30,
	2005	2004	Change
	Dollars in millions
Other income (expense), net	$(34)	$(24)	$(10)	41.7%

Other income (expense), net for the nine months ended June 30, 2005 is due primarily to a $41 million loss on the repurchase of $271 million aggregate principal amount of senior notes and a $3 million loss on the repayment of $262 million principal amount of secured floating rate notes, partially offset by $18 million of interest income. Other income (expense), net for the same period last fiscal year was mainly due to the $42 million loss on the extinguishment and repurchase of a portion of our senior notes and a $5 million loss on the sale of Commscope common stock (which we acquired with the disposal of our Connectivity Solutions business), partially offset by $13 million of interest income and other miscellaneous items.

Interest Expense

The following table sets forth a comparison of interest expense:

	Nine Months Ended June 30,
	2005	2004	Change
	Dollars in millions
Interest expense	$18	$54	$(36)	-66.7%

The decrease in interest expense is due to lower year over year debt levels. Overall debt decreased primarily due to the repurchases of our senior notes in fiscal 2004 and the first quarter of fiscal 2005, as well as the redemption for cash and conversion into common stock of our LYONs in the first quarter of fiscal 2005. This decrease was partially offset by interest expense associated with the debt assumed in the Tenovis acquisition, which was substantially repaid during the second and third quarters of fiscal 2005.

Benefit from Income Taxes

The following table sets forth a comparison of the benefit from income taxes:

	Nine Months Ended June 30,
	2005	2004	Change
	Dollars in millions
Benefit from income taxes	$(99)	$(65)	$(34)	52.3%

The benefit from income taxes for the nine months ended June 30, 2005 is primarily due to a $116 million benefit from the settlement of certain U.S. federal and state income tax matters from years prior to the distribution in accordance with the Tax Sharing Agreement between us and Lucent, partially offset by a provision for state and foreign income taxes. The benefit for the comparable period last fiscal year primarily related to an $89 million benefit related to settlement of certain tax matters for periods prior to the distribution in accordance with the Tax Sharing Agreement between us and Lucent, partially offset by a provision for state and foreign income taxes.

Segment Results

As discussed above, we changed our operating segment structure effective October 2004. The results for the periods presented have been reclassified to reflect our new segment structure.

Global Communications Solutions

The following table sets forth revenue by similar class of products within the GCS segment:

	Nine Months Ended June 30,
			Mix
	2005	2004	2005	2004	Change
	Dollars in millions
Large Communications Systems	$1,140	$874	61%	59%	$266	30.4%
Small Communications Systems	240	169	13%	11%	71	42.0%
Converged Voice Applications	446	393	24%	27%	53	13.5%
Other	39	43	2%	3%	(4)	-9.3%
Total revenue	$1,865	$1,479	100%	100%	$386	26.1%

The increase in total revenue for all GCS product classes was primarily attributable to the acquisition of Tenovis. Large Communications Systems also benefited from increased sales of IP products which exceeded the decrease in TDM sales. The increase in Small Communications Systems revenues attributable to Tenovis was partially offset by lower U.S. sales volumes, mainly in the indirect channel due to lower purchases by our U.S. indirect channel partners. In addition to the increased revenue from Tenovis, Converged Voice Applications also benefited from higher volumes in sales of OEM software products.

The following table sets forth operating income of the GCS segment:

	Nine Months Ended June 30,
			Percent of Revenue
	2005	2004	2005	2004	Change
	Dollars in millions
Operating income	$14	$16	0.8%	1.1%	$(2)	-12.5%

The decrease in operating income was primarily due to the effects of unfavorable product mix, including increased sales of third-party or OEM software products. The decrease is also a result of higher SG&A costs and increased R&D spending over the prior year due to the acquisition of Tenovis.

Avaya Global Services

The following table sets forth revenue by similar class of services within the AGS segment:

	Nine Months Ended June 30,
			Mix
	2005	2004	2005	2004	Change
	Dollars in millions
Maintenance	$ 1,121	$ 1,064	64%	71%	$ 57	5.4%
Implementation and integration services	342	243	20%	16%	99	40.7%
Rental and managed services	263	203	15%	13%	60	29.6%
Other	15	—	1%	0%	15	n/a
Total revenue	$ 1,741	$ 1,510	100%	100%	$ 231	15.3%

The increase in revenue for AGS was primarily attributable to the acquisition of Tenovis and sales of new services, partially offset by lower volumes and pricing pressures in maintenance and rental and managed services revenues in the U.S.

Tenovis generated revenue for each of the service lines. Lower volumes in existing contract-related maintenance sales were primarily due to changes in contract scope for U.S. customers and pricing pressures, and were partially offset by increases in maintenance revenues due to sales of new services and off-warranty sales. Implementation and integration services revenues benefited from the trending of product sales in recent quarters and increases in our infrastructure implementation business. Rental and managed services revenues in the U.S. were unfavorably affected by customer changes in scope, pricing pressures and cancellations, as well as lower sales of telephony equipment to the U.S. managed services customers.

The following table sets forth operating income of the AGS segment:

	Nine Months Ended June 30,
			Percent of Revenue
	2005	2004	2005	2004	Change
	Dollars in millions
Operating income	$ 120	$ 184	6.9%	12.2%	$ (64)	-34.8%

The decrease in operating income for the year to date period is primarily due to the lower gross margin and the additional expenses attributable to Tenovis. The U.S. business experienced a lower proportion of higher-margin maintenance and managed services annual contracts and a higher proportion of implementation and integration services, which traditionally have lower margins. The decrease in gross margin was partially offset by the cost savings as a result of headcount reductions taken during this fiscal year.

Corporate/Other Unallocated Amounts

Revenues that are not associated with one of our operating segments are presented under the Corporate/ Other Unallocated Amounts caption. Revenue of $4 million in the nine months ended June 30, 2004 represents certain sales associated with the acquisition of Expanets. These sales were not allocated to one of our operating segments because the sales were of non-Avaya products that were ordered prior to the acquisition, and were consummated subsequent to the closing of the acquisition.

Operating income of $82 million in the nine months ended June 30, 2005 is primarily due to lower corporate overhead expenses mainly driven by a reduction of the estimated annual incentive award expenses, as well as lower than expected information technology and other corporate expenses. At the beginning of each fiscal year, the amount of certain corporate overhead expenses, including targeted annual incentive awards, to be charged to operating segments is determined and fixed for the entire year in the annual plan. The annual incentive award accrual is adjusted quarterly based on actual year to date results and those estimated for the remainder of the year. This adjustment of the annual incentive award accrual, as well as any other over/under absorption of corporate overhead expenses against plan, is recorded and reported within the Corporate/Other Unallocated Amounts caption.

Results of Discontinued Operations

The $2 million loss from discontinued operations is primarily related to the result of the finalization of the working capital adjustment related to the sale of our Connectivity Solutions business, in accordance with the asset purchase agreement.

Liquidity and Capital Resources

During the first nine months of fiscal 2005, we focused on reducing the amount of our debt, while balancing our cash needs for strategic acquisitions. As a result, our cash and cash equivalents decreased to $735 million as of June 30, 2005 from $1,617 million as of September 30, 2004.

As part of our de-leveraging strategy, we called for redemption and then repurchased all of our remaining outstanding LYONs (after substantially all the holders of LYONs converted their LYONs into Avaya common stock shortly before the repurchase date) and repurchased substantially all of our outstanding senior notes during the first quarter of fiscal 2005. These reductions in debt were partially offset by the closing of the Tenovis acquisition and the assumption of certain related debt, of which we have repaid all except amounts relating to capital lease obligations arising subsequent to the acquisition. The impact of these transactions is described in the “Investing Activities” and “Financing Activities” discussions below. Primarily as a result of these actions, we reduced our debt balance from $593 million as of September 30, 2004 to $31 million as of June 30, 2005.

Sources and Uses of Cash for the Nine Months Ended June 30, 2005

A condensed statement of cash flows for the nine-month period ended June 30, 2005 and 2004 follows:

	Nine months ended June 30,
	2005	2004
	Dollars in millions
Net cash provided by (used for):
Operating activities from continuing operations	$ 186	$ 355
Investing activities from continuing operations	(478)	63
Financing activities from continuing operations	(582)	(70)
Effect of exchange rate changes on cash and cash equivalents	(8)	4
Net (decrease) increase in cash and cash equivalents from continuing operations	(882)	352
Net decrease in cash and cash equivalents from discontinued operations	—	(21)
Cash and cash equivalents at beginning of year	1,617	1,192
Cash and cash equivalents at end of period	$ 735	$ 1,523

Operating Activities

Our net cash provided by operating activities from continuing operations was $186 million for the nine-month period ended June 30, 2005, compared to $355 million for the comparable nine-month period in fiscal 2004. The decrease in cash provided by operating activities was primarily driven by higher incentive payments, partially offset by an increase in net income.

Higher incentives—The first nine months of fiscal 2005 included payments of management incentives based on the full fiscal year 2004 performance, whereas the payments made during the first nine months of fiscal 2004 were based on only the second half of fiscal 2003. The higher payments are also attributable to our significantly increased profitability in fiscal 2004 compared to fiscal 2003.

Increase in net income—Net income of $261 million for the first nine months of fiscal 2005 represents a $65 million increase from the comparable period. This increase was primarily due to a $116 million benefit related to a tax settlement, lower interest expense due to lower debt levels and cost reduction efforts.

Changes in our working capital accounts are addressed below.

Accounts Receivable, Net—The following summarizes our accounts receivable and related metrics:

	June 30,	September 30,
	2005	2004	Change
	Dollars in millions
Accounts receivable, gross	$ 861	$ 744	$ 117
Allowance for doubtful accounts	(48)	(48)	—
Accounts receivable, net	$ 813	$ 696	$ 117
Allowance for doubtful accounts as a percent of gross accounts receivable	5.6%	6.5%	-0.9 pts
Days sales outstanding (DSO)	59 days	58 days	+ 1 day
Past due receivables as a percent of gross receivables	23.8%	13.3%	+10.5 pts

The increase in the accounts receivable balance since September 30, 2004 is primarily due to the acquisition of Tenovis.

As of June 30, 2005, the allowance for doubtful accounts includes Tenovis’ post-acquisition allowance for doubtful accounts, while the allowance at the acquisition date was netted against Tenovis’ gross accounts receivable.

The past due receivables percentage has increased by 10.5 percentage points since fiscal year end, driven by Tenovis receivables for which the majority of rental customers have net payment terms of 10 days. Historically, Tenovis’ customers do not meet these terms, thus creating a significant percentage falling overdue on the eleventh day. Typically, Avaya’s payment terms are approximately 30 days.

Inventory—The following summarizes our inventory and inventory turnover:

	June 30,	September 30,
	2005	2004	Change
	Dollars in millions
Finished goods	$ 312	$ 221	$ 91
Work in process and raw materials	16	18	(2)
Total inventory	$ 328	$ 239	$ 89
Inventory turnover	8.1 times	9.0 times	-0.9 times

Tenovis accounts for the majority of the $89 million increase in inventory levels since September 30, 2004. In addition, due to the lower levels of purchases made by our indirect channel partners and increased lead times for inventories purchased from our contract manufacturers in the second quarter of fiscal 2005, there was an increase in our inventory holdings. During the third quarter of fiscal 2005, we reduced our inventory levels to adjust for the new level of purchases by our indirect channel partners.

Additionally, the acquisition of Tenovis had a negative impact on our inventory turnover.

Accounts Payable—The following summarizes our accounts payable:

	June 30,	September 30,
	2005	2004	Change
	Dollars in millions
Accounts payable	$ 390	$ 345	$ 45

Our accounts payable increased primarily as a result of trade payables recorded related to our acquisitions.

Investing Activities

Net cash used for investing activities was $478 million for the first nine months of fiscal 2005, compared with net cash provided by financing activities of $63 million for the same period last year. Activities in the nine-month period ended June 30, 2005 include $383 million, net, used for acquisitions, including $265 million for Tenovis and $110 million for Spectel. We also used $97 million for capital expenditures and $44 million for capitalized software development costs, and received proceeds of $30 million from the sale of one of our corporate aircraft.

Financing Activities

Net cash used for financing activities was $582 million for the first nine months of fiscal 2005, compared with $70 million for the same period last year. Cash used in the current period consisted primarily of $314 million to repurchase substantially all of our senior notes in a public tender offer, $262 million to repay our outstanding principal of secured floating rate notes and $47 million to repurchase our common stock pursuant to our stock repurchase plan. These uses of cash were partially offset by $45 million of cash received in connection with the issuance of common stock under our employee stock purchase plan and the exercise of options under our stock option plans.

Cash Flows of Discontinued Operations

Discontinued operations did not use or provide cash for the first nine months of fiscal 2005. Net cash used in discontinued operations for the same period last year was $15 million for Connectivity Solutions and $6 million for Expanets.

Future Cash Requirements and Sources of Liquidity

Future Cash Requirements

Our primary future cash requirements will be for working capital requirements and capital expenditures, for benefit payments in connection with the restructuring of Tenovis and for share repurchases.

Specifically, we expect our short-term primary cash requirements to be as follows:

•       Capital expenditures—We expect to spend approximately $64 million for capital expenditures and approximately $15 million for capitalized software development costs during the remainder of fiscal 2005.

•       Restructuring payments—We expect to make Tenovis employee termination payments aggregating approximately $63 million during the fourth quarter of fiscal 2005 and during fiscal 2006.

•       Share Repurchase Plan—In accordance with the share repurchase plan authorized by the Board of Directors on April 19, 2005, we may use up to $500 million of cash to repurchase shares of our outstanding common stock over the next two years. Our credit facility currently provides us with the ability to make dividend payments or distributions or to repurchase, redeem or otherwise acquire shares of our common stock in fiscal 2005 up to an amount not to exceed $250 million. See Note 8, “Long-Term Debt,” to our consolidated financial statements for further information concerning the limitations under the credit facility. Repurchases under the plan will be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price, the terms of Avaya’s credit facility and other factors. As of June 30, 2005, approximately $453 million was available for share repurchases under the plan subject to the limitation in our credit facility noted above.

•       Lucent Tax Settlement—We will make a $31 million net payment to Lucent in the fourth quarter of fiscal 2005. This payment is comprised of a $39 million liability to Lucent resulting from the resolution of federal income tax audit matters for the years 1999 and 2000 and certain state tax matters which were prior to our separation from Lucent, partially offset by an $8 million tax refund claim due to us that will be settled and recorded in the fourth quarter of fiscal 2005.

We expect to call for redemption the outstanding senior notes in April 2006 for approximately $14 million. See Note 8, “Long-Term Debt,” to our consolidated financial statements for more information on the senior notes. In addition, we may use cash in the future to make strategic acquisitions.

Future Sources of Liquidity

We expect our primary source of cash during the fourth quarter of fiscal 2005 to be positive net cash provided by operating activities. We expect that growth in our revenues and continued focus on accounts receivable and inventory management and cost containment will enable us to continue to generate positive net cash from operating activities. We expect to receive approximately $22 million from the sale of one of our corporate aircraft during the fourth quarter of fiscal 2005.

Based on past performance and current expectations, we believe that our existing cash and cash equivalents of $735 million and our net cash provided by operating activities will be sufficient to meet our future cash requirements described above. We also believe we have sufficient cash and cash equivalents for future acquisitions. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We and a syndicate of lenders are currently party to a credit facility of $400 million (see Note 8, “Long-Term Debt” to our consolidated financial statements), which expires in February 2010. Our existing cash and cash equivalents and net cash provided by operating activities may be insufficient if we face unanticipated cash needs such as the funding of a future acquisition or other capital investment. Furthermore, if we acquire a business in the future that has existing debt, our debt service requirements may increase, thereby increasing our cash needs.

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

•       Future Acquisitions—We may from time to time in the future make additional acquisitions. Such acquisitions may require significant amounts of cash or may result in increased debt service requirements to the extent we assume or incur debt in connection with such acquisitions.

Fair Value of Financial Instruments

The estimated aggregate fair market value of the senior notes decreased from September 30, 2004 by $315 million to $15 million as of June 30, 2005 due to the repurchase of $271 million principal amount of these senior notes, and the corresponding decreases in the net premium and termination of the interest rate swaps. The LYONs estimated aggregate fair value as of September 30, 2004 was $307 million, and was completely eliminated following the redemption of all remaining LYONs on December 20, 2004. The secured floating rate notes which were assumed in the Tenovis acquisition in November 2004 were repaid during the second and third quarters of fiscal 2005. In connection with this repayment, we terminated the related interest rate swaps. The fair market values are based upon quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements taking into consideration the underlying terms of the debt.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term maturity and variable rates of interest.

We conduct our business on a multi-national basis in a wide variety of foreign currencies. We are therefore subject to the risk associated with foreign currency exchange rates and interest rates that could affect our results of operations, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We use derivative financial instruments to reduce earnings and cash flow volatility associated with foreign exchange rate changes. Derivative financial instruments are used as risk management tools and not for speculative or trading purposes. As of June 30, 2005 and September 30, 2004, the estimated fair values of our foreign currency forward contracts were a loss of $17 million and a gain of $8 million, respectively, and were included in other current assets. The estimated fair values of these forward contracts were based on market quotes obtained through independent pricing sources.

Debt Ratings

Our ability to obtain external financing and the related cost of borrowing is affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. Debt ratings and outlooks as of June 30, 2005 and September 30, 2004 are as follows:

	June 30, 2005		September 30, 2004
	Debt Ratings	Outlook	Debt Ratings	Outlook
Moody’s:
Issuer rating	B1	Positive	B2	Positive
Senior notes	withdrawn during Q2		B1	Positive
Senior implied rating	Ba3	Positive	B1	Positive
Standard & Poor’s:
Long-term senior unsecured debt	withdrawn during Q2		B	Positive
Senior notes	withdrawn during Q1		B+	Positive
Corporate credit	BB	Stable	B+	Positive

These ratings are not recommendations to buy, sell or hold securities. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies. Each credit rating should be evaluated independently of any other ratings.

Credit Facility

Our credit facility contains affirmative and restrictive covenants that we must comply with, including: (a) periodic financial reporting requirements, (b) maintaining a maximum ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization, adjusted for certain business restructuring charges and related expenses and non-cash charges, referred to as adjusted EBITDA, of 2.00 to 1.00, (c) maintaining a minimum ratio of adjusted EBITDA to interest expense of 4.00 to 1.00, (d) limitations on the incurrence of subsidiary indebtedness, (e) limitations on liens, (f) limitations on investments and (g) limitations on the creation or existence of agreements that prohibit liens on our properties. The credit facility also limits the Company’s ability to make dividend payments or distributions or to repurchase, redeem or otherwise acquire shares of its common stock to an amount not to exceed 50% of consolidated net income of the Company for the fiscal year immediately preceding the fiscal year in which such dividend, purchase, redemption, retirement or acquisition is paid or made. The credit facility was amended in May 2005 to provide us with the ability to make dividend payments or distributions or to repurchase, redeem or otherwise acquire shares of our common stock in fiscal 2005 up to an amount not to exceed $250 million. As of June 30, 2005, we were in compliance with all of the covenants included in the credit facility.

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

As of June 30, 2005, there are $55 million of letters of credit issued under the credit facility. There are no other outstanding borrowings under the facility and the remaining availability is $345 million. We believe the credit facility provides us with an important source of backup liquidity. See Note 8, “Long-Term Debt,” to our consolidated financial statements, for a more detailed discussion of our credit facility.

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

The risks and uncertainties referred to above include, but are not limited to:

•       price and product competition;

•       rapid or disruptive technological development, including the effects of the technology shift from traditional TDM to IP telephony;

•       dependence on new product development;

•       the mix of our products and services;

•       customer demand for our products and services, including risks specifically associated with the services business and, in particular, the maintenance and rental and managed services lines of business, primarily due to renegotiations of customer contracts and changes in scope, pricing pressures and cancellations;

•       general industry and market conditions and growth rates and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations;

•       disruption associated with the re-alignment of our sales and marketing efforts;

•       risks related to inventory, including warranty costs, obsolescence charges, excess capacity, material and labor costs, and our distributors’ decisions regarding their own inventory levels;

•       the economic, political and other risks associated with international sales and operations, including increased exposure to currency fluctuations and to European economies as a result of our acquisition of Tenovis;

•       the ability to successfully integrate acquired companies, including Tenovis, which has required significant management time and attention;

•       the ability to attract and retain qualified employees;

•       control of costs and expenses;

•       U.S. and non-U.S. government regulation; and

•       the ability to form and implement alliances.

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

Risks Related To Our Revenue and Business Strategy

Although our revenue has continued to increase since 2003, we experienced significant revenue declines during 2001, 2002 and 2003. In addition, our U.S. revenues for the quarters ended March 31, 2005 and June 30, 2005 declined compared to the same quarters last year. If business capital spending, particularly for enterprise communications products, applications and services, does not improve or deteriorates, our revenue may not grow or may decline, and our operating results may be adversely affected.

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

Our revenue increased from $3,796 million in fiscal 2003 to $4,069 in fiscal 2004 and from $2,993 million in the first nine months of fiscal 2004 to $3,606 million in the first nine months of fiscal 2005. Our operating results for the first nine months of fiscal 2005 include the operating results of Tenovis from November 18, 2004, as well as other acquisitions. Excluding these acquisitions, our revenues decreased slightly compared to the nine months ended June 30, 2004.

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

Revenue generated by our traditional enterprise voice communications systems has been declining for the last several years and if we do not successfully execute our strategy to expand our sales in market segments with higher growth rates, our revenue and operating results may continue to be adversely affected.

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

•       train our services employees and channel partners to service new products and applications, and take other measures to ensure we can deliver consistent levels of service globally to our multinational customers;

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

If we do not successfully execute this strategy, our operating results may be adversely affected. Moreover, even if we successfully address these challenges, our operating results may still be adversely affected if the market opportunity for advanced communications products, applications and services, including IP telephony systems, does not develop in the ways that we anticipate. The ratio of revenue attributable to IP telephony systems versus traditional voice communication systems is expected to increase as more and more companies convert to IP telephony systems. IP telephony lines still constitute a very small percentage of global installed enterprise telephony lines and if IP telephony does not gain widespread acceptance in the marketplace as an alternative replacement option for enterprise telephony systems our overall revenue and operating results may be adversely affected. Because this market opportunity is in its early stages, we cannot predict whether:

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

We face intense competition from our current competitors and, as the enterprise communications and information technology markets evolve, may face increased competition from companies that do not currently compete directly against us.

Historically, our GCS businesses have competed against other providers of enterprise voice communications systems such as Nortel Networks Corporation, Siemens Aktiengesellschaft, Alcatel S.A. and NEC Corporation. As we focus on the development and marketing of advanced communications systems, such as IP telephony systems, we face intense competition from these providers of voice communications systems as well as from data networking companies such as Cisco Systems, Inc. and 3Com Corp. We face competition in the small and medium business market from many competitors, including Cisco, Nortel, Alcatel, NEC, Matsushita Electric Corporation of America, Inter-Tel, Incorporated, 3Com Corp., and Mitel Networks Corp., although the market for these products is fragmented. Our AGS segment competes primarily with NextiraOne, LLC, Norstan, Inc., Siemens and Verizon Communications Inc. as well as many consulting firms. In addition, because the market for our products is subject to rapid technological change, as the market evolves we may face competition in the future from companies that do not currently compete in the enterprise communications market, including companies that currently compete in other sectors of the information technology, communications and software industries or communications companies that serve residential rather than enterprise customers. In particular, as the convergence of enterprise voice and data networks becomes more widely deployed by enterprises, the business, information technology and communication applications deployed on converged networks become more integrated. We may face increased competition from current leaders in information technology infrastructure, information technology, personal and business applications and the software that connects the network infrastructure to those applications. In addition, these technologies continue to move from a proprietary environment to an open standards-based environment. Competition from these potential market entrants may take many forms, including offering products and applications similar to those we offer as part of a larger, bundled offering.

Several of these existing competitors have, and many of our future competitors may have, greater financial, personnel, research and other resources, more well-established brands or reputations and broader customer bases than we and as a result, these competitors may be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements. Some of these competitors may have customer bases that are more geographically balanced than ours and therefore, may be less affected by an economic downturn in a particular region. Competitors with greater resources also may be able to offer lower prices, additional products or services or other incentives that we cannot match or do not offer. In addition, existing customers of data networking companies that compete against us may be inclined to purchase enterprise communications systems from their current data networking vendor than from us. Also, as communications and data networks converge, we may face competition from systems integrators that were traditionally focused on data network integration. We cannot predict with precision which competitors may enter our markets in the future, what form such competition may take or whether we will be able to respond effectively to the entry of new competitors into our markets or the rapid evolution in technology and product development that has characterized our markets. In addition, in order to effectively compete with any new market entrant, we may need to make additional investments in our business or use more capital resources than our business currently requires or reduce prices, which may adversely affect our profitability.

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

Our ability to implement disclosure controls and procedures and to extend our internal control over financial reporting to Tenovis is made more difficult by several factors that are set forth in our previously filed Form 10-Q’s for the first and second quarters of fiscal 2005.

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

We could be liable for all or a portion of any taxes owed for the following reasons. First, as part of the distribution, we and Lucent entered into the Tax Sharing Agreement, which generally allocates between Lucent and us the taxes and liabilities relating to the failure of the distribution to be tax-free. Under the Tax Sharing Agreement, if the distribution fails to qualify as a tax-free distribution because of an issuance or an acquisition of our stock or an acquisition of our assets, or some other actions of ours, then we will be solely liable for any resulting taxes to Lucent.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.

See Avaya’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed with the SEC on December 13, 2004. As of June 30, 2005, there has been no material change in this information.

Item 4.                        Controls and Procedures.

a) Evaluation of disclosure controls and procedures.   We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, and subject to the limitations noted below and in our Form 10-Q’s for the first and second fiscal quarters of 2005 as to control systems and our operations of Tenovis, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

b) Changes in internal controls.

Tenovis

We disclosed in our Form 10-Q’s for the first and second fiscal quarters of 2005 various issues related to the integration of Tenovis and the implementation of disclosure controls and procedures and internal control over financial reporting to Tenovis. We continue to face these issues with respect to Tenovis and are working to complete the implementation of these controls and procedures and strengthen those controls and procedures so that they are comparable to those used in our other operations. To date, we have successfully implemented controls and procedures over some of these processes in some of the geographic regions in which Tenovis operates, however, significant portions of our implementation plan are still in process.

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

Item 2.                        Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

On April 19, 2005, the Board of Directors authorized a share repurchase plan. Under the provisions of this plan, Avaya is authorized to repurchase up to $500 million of its outstanding common stock over the next two years. The Company’s credit facility currently provides us with the ability to make dividend payments or distributions or to repurchase, redeem or otherwise acquire shares of our common stock in fiscal 2005 up to an amount not to exceed $250 million. See Note 8, “Long-Term Debt,” to our consolidated financial statements for further information concerning the limitations under the credit facility. Repurchases under the plan will be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price, the terms of Avaya’s credit facility and other factors. The following table sets forth the repurchase activity during the third quarter of fiscal 2005:

	Number of shares purchased	Average price per share	Total number of shares purchased as part of program	Approximate dollar value of shares that may yet be purchased as part of program*
April 20 - April 30	4,075,000	$8.23	4,075,000	$466,457,152
May 1 - May 31	1,500,000	$8.79	1,500,000	$453,273,245
June 1 - June 30	—	$—	—	$453,273,245
Third quarter of fiscal 2005	5,575,000	$8.38	5,575,000

*       Subject to the limitation in our credit facility noted above.

Item 3.                        Defaults Upon Senior Securities.

None.

Item 4.                        Submission of Matters to a Vote of Security Holders.

None.

Item 5.                        Other Information.

We make available free of charge, through our investor relations’ website, http://investors.Avaya.com, all of our filings with the SEC as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

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
August 9, 2005