Form 10-K
period 2005-09-30
AVAYA INC
filed 2005-12-13
CIK 1116521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended September 30, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-15951

AVAYA INC.

(Exact name of registrant as specified in its charter)

DELAWARE	22-3713430
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
211 Mount Airy Road
Basking Ridge, New Jersey	07920
(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (908)-953-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange
Series A Junior Participating Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

At March 31, 2005, the aggregate market value of the voting common equity held by non-affiliates was approximately $4.97 billion.

At November 30, 2005, 470,525,800 common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2005 Annual Report to Shareholders	Parts I, II and IV
Portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders	Part III

This Annual Report on Form 10-K contains registered and unregistered trademarks and service marks of Avaya and its subsidiaries and other companies, as indicated. Unless otherwise provided in this Annual Report on Form 10-K, marks identified by “®,” “™” and “SM” are registered marks, trademarks and service marks, respectively, of Avaya Inc. or its subsidiaries. All other trademarks and service marks are the properties of their respective owners. Liquid Yield Option™ Notes is a trademark of Merrill, Lynch & Co., Inc. Microsoft® is a registered trademark of Microsoft Corporation. Lotus Notes® and Sametime® are registered trademarks of International Business Machines Corporation.

ii

PART I

Item 1.                        Business.

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

Unless otherwise indicated by the context, “we,” “us,” “our,” the “Company” and “Avaya” refer to Avaya Inc. and its consolidated subsidiaries. When we use the term “traditional” with respect to “voice communications,” “enterprise voice communications,” “telephony,” “voice telephony,” “voice systems” or “TDM,” we are referring to circuit-based enterprise voice communications.

Overview

For an overview of our business, including products, applications and services; customers and competitive advantage; fiscal 2005 financial and operating goals; key trends and uncertainties affecting our results; continued focus on cost structure; acquisitions and divestitures; and strategic uses of cash and cash equivalents, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

Operating Segments

We offer a broad array of communications solutions, comprised of hardware, software and services, that enable enterprises to communicate with their customers, suppliers, partners and employees through voice, Web, electronic mail, facsimile, Web chat sessions and other forms of communication, across an array of devices. These devices include telephones, computers, cell phones and personal digital assistants.

Our broad portfolio of products includes:

•       hardware and software products we have developed internally,

•       hardware and software products we have obtained through acquisitions and products manufactured by third parties that we resell,

•       hardware and software products provided to us by third parties as components of our offerings, and

•       hardware and software products we have developed through our strategic alliances with other technology leaders.

Our products range from communications solutions designed for multinational enterprises with multiple locations worldwide, thousands of employees and advanced communications requirements to communications solutions designed for businesses with less than ten employees.

The Company reports its operations in two segments—Global Communications Solutions (“GCS”) and Avaya Global Services (“AGS”). This structure represents a change from the Company’s three-segment structure utilized in fiscal 2004, and better reflects how the businesses are being managed consistent with the Company’s operating structure and go-to-market strategies. Accordingly, prior period amounts in our financial statements have been restated to reflect this change. The GCS segment, which includes our prior reportable segments of Enterprise Communications Group (“ECG”) and Small and Medium Business Solutions (“SMBS”), develops, markets and sells communications systems including

IP telephony solutions, multi-media contact center infrastructure and converged applications in support of customer relationship management, unified communications applications, devices such as IP telephone sets, and traditional voice communications systems. The AGS segment develops, markets and sells comprehensive end-to-end global service offerings that enable customers to plan, design, implement, monitor and manage their converged communications networks worldwide.

The GCS segment includes the portion of the Tenovis rental and managed services revenue attributable to the equipment used in connection with customer contracts. The portion of customer contracts attributable to maintenance and other services is included in the AGS segment.

For the twelve months ended September 30, 2005, revenue from GCS and AGS was 52% and 48%, respectively, of our total revenue. Because many of our customers who purchase equipment and applications from our GCS segment purchase contracts to service those equipment and applications from our AGS segment, the performance of our AGS segment is related to the performance of our GCS segment. Please see Note 15 “Operating Segments,” to our Consolidated Financial Statements which are included in our 2005 Annual Report to Shareholders, for financial information regarding our operating segments.

Historically, sales of our traditional enterprise voice communication solutions represented a significant portion of our revenue. Revenue generated by these systems has been declining, however, and as described more fully under “Global Communications Solutions,” we are focused on the sale of IP telephony solutions to new customers and the migration of our existing customers’ networks from traditional voice communications systems to IP telephony solutions. If we are successful in implementing our strategy, sales of IP telephony solutions will increase, as adoption of IP telephony by enterprises becomes more widespread. Since sales of maintenance contracts to service enterprise voice communications systems are a significant component of revenue generated by our AGS segment, there typically is some correlation between AGS revenue trends and trends in sales of our enterprise voice communications systems. Although the maintenance revenue for traditional telephony systems has declined, this decline is being partially mitigated by new revenue generated by services offers targeted at the IP telephony environment.

For the fiscal years ended September 30, 2005, 2004 and 2003, the percentage of total revenue contributed by each class of similar products, applications or services is as follows:

	Percentage of Consolidated Revenue
	2005	2004	2003
Large Communications Systems	32%	30%	30%
Small Communications Systems	7%	6%	5%
Converged Voice Applications	12%	13%	13%
Other	1%	1%	2%
Total Global Communications Solutions	52%	50%	50%
Maintenance	30%	35%	34%
Implementation and integration services	10%	9%	9%
Managed services	7%	6%	7%
Other	1%	0%	0%
Total Avaya Global Services	48%	50%	50%
Total	100%	100%	100%

Global Communications Solutions Segment

Our GCS segment is focused on the sale of communications systems, equipment and applications to our enterprise customers. Our primary offerings for this segment include IP telephony solutions and traditional voice communications solutions, multi-media contact center infrastructure and applications in support of customer relationship management, unified communications applications and devices, such as IP telephone sets. A unique feature of our strategy is our ability to help our customers migrate from traditional voice communications systems to a converged network that provides for the integration, based on Internet Protocol technology, of voice, data, video and other application traffic on a single unified network containing both wired and wireless elements. Internet Protocol is a type of protocol, or set of standardized procedures, for the formatting and timing of transmission of communications traffic between two pieces of equipment.

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

Communication Systems.   We are a worldwide leader in enterprise telephony, which we define as the market for traditional voice telephony and IP telephony.

Our suite of IP telephony offerings includes:

•       Communication Manager, our voice application software that manages call processing, facilitates secure customer interactions across a variety of media and supports a range of Avaya and third-party applications;

•       our media servers, which put voice applications such as call processing on the customer’s local area network;

•       our media gateways, which support traffic routing between traditional voice and IP telephony systems, providing enterprises with the flexibility to implement a new IP telephony solution or to “IP-enable” their existing voice communications system, thereby helping to preserve existing communications technology investments;

•       a suite of management tools that supports complex voice and data network infrastructures;

•       our Avaya Extension to Cellular solution, which transparently bridges calls to any cell phone; regardless of location or wireless service provider;

•       our SIP (Session Initiation Protocol) Enablement Services solution, enabling standards-based, real time multi-modal communication with features such as Presence and Instant Messaging within the secured enterprise network, including the ability to support voice communication with existing Avaya analog, digital and IP devices;

•       our Application Enablement platform, allowing enterprises and call centers to efficiently combine various applications to the Telephony and Call Center infrastructure.

In 2003, we entered into a strategic alliance with Extreme Networks Inc. to jointly develop and market converged communications solutions. As part of this relationship, we resell Extreme’s data networking products on a stand-alone basis and as part of our suite of IP telephony solutions. Avaya continues to offer data networking capabilities integrated into its converged communications solutions. Extreme also will continue to sell its data networking products through its multinational distribution channels.

In October 2004, we acquired Spectel plc, a world leader in audio conferencing solutions. This acquisition enables us to continue to expand our capabilities in audio conferencing, which we believe is a core business communications technology. Spectel’s software-based solutions are designed using industry standards, which makes them well-suited to integrate with systems from a variety of vendors. The conferencing solutions offer enterprise self-service or managed on-premise and telecommunications service provider solutions, including applications for advanced services, such as integration with other productivity software suites. In July 2005, we announced plans to integrate audio conferencing with IBM Lotus Sametime and in September 2005 we announced integration with Macromedia’s Breeze Web conferencing. These partnerships demonstrate how audio conferencing can drive additional value when integrated with enterprise productivity software.

In November 2004, Avaya acquired Tenovis, a European leader in the provision of enterprise communications systems and services. This acquisition significantly increased Avaya’s size and scale in Europe and we view this as a competitive strength. With this transaction, Avaya gains the opportunity to offer communications solutions to the Tenovis installed base and new multi-national customers based in Europe. The Tenovis acquisition positions us to capitalize on the acceleration in adoption of IP telephony in Europe. For fiscal 2005, approximately 41% of our revenues were generated outside the U.S.

In December 2004, we acquired RouteScience, a maker of dynamic Adaptive Networking Software (ANS) for enterprises and service providers. The acquisition enhances our software development team in the critical areas of application-based network assessment, monitoring and intelligent route adjustment. It enables Avaya to offer customers a wider choice for enhancing reliability when connecting branch offices using IP telephony. As complex communications applications move to IP networks, our ability to deliver real-time data traffic management as part of a complete solution will be a competitive advantage.

In July 2005, we entered into a strategic alliance with Meru Networks, Inc. to market converged communications solutions. Under this agreement, we resell Meru’s wireless data networking products on a stand-alone basis and as part of our suite of IP telephony offerings.

In October 2005, we entered into a strategic alliance with Juniper Networks, Inc. to jointly market and develop integrated voice, data and security functionality on common platforms to create converged solutions. The companies are working to complete extensive interoperability testing and to jointly develop and market converged solutions based on Avaya’s communication applications and endpoint devices and Juniper’s routing and security solutions. The development relationship is focused on complete converged campus and branch solutions for enterprise markets.

In November 2005, we entered into a strategic alliance with SAP America, Inc., to market intelligent communications-enabled business applications that bring together people and business processes to achieve higher levels of customer service and business agility. Under the agreement, the companies will jointly market mySAP™ Customer Relationship Management with Avaya contact center capabilities to enhance customer retention and acquisition by improving quality and time-to-resolution of enterprise transactions. In addition, the companies will also jointly market business solutions that combine Avaya communication Web services with the SAP Enterprise Services Architecture to deliver intelligent communication capabilities that allow business associates to collaborate quickly and effectively.

We also offer traditional voice communications systems, although the market for these systems is declining and we are focused on the migration of customers’ traditional voice communications systems to IP telephony solutions.

Communications Applications.   Our Enterprise Communications Applications organization is focused on applications that facilitate and enhance interactions in an enterprise with customers, partners, suppliers and employees. This organization is currently focused on infrastructure and applications for multimedia contact centers and unified communications.

Contact Centers.   Our contact center product offerings are software and hardware systems and software applications for customer contact centers, assisted or self-service, which are the foundation of many customer sales and service offerings. We use the term call centers to refer to applications that primarily manage an enterprise’s interactions with customers via the telephone, and the term contact centers to refer to applications that allow customers to interact with an enterprise using multiple communications media, including electronic mail, access from a Web site, Web chat and collaboration, voice self-service, telephone calls and facsimiles. Our strategy is to enable enterprises to interact with customers in an efficient and effective way beyond the boundaries of the traditional contact center.

Avaya Customer Interaction Suite offers a suite of intelligent call routing alternatives that can accommodate single call centers or multiple call centers through “virtual” routing over a converged network. Calls can be routed to customer care agents or self-service applications based on a variety of criteria or business rules, including call volume, workload, agent language, subject matter expertise or across time zones or countries and, in each case, routing is transparent to the customer. Additionally our suite includes data for reporting and analytics that provide insight on resource utilization and the efficiency and effectiveness of a center.

Unified Communication.   We define Unified Communications as a highly productive unified user experience providing a seamless interface across all communications types, applications, and devices. The Avaya family of Unified Communications offerings supports virtual teams and increases personal productivity using business rules and presence based technology to connect the right people at the right time in the most efficient way.

Our Unified Communications offerings such as IP softphone with Instant Messaging, video, voice mail, and “click to call” capabilities are ideal for the telecommuter and mobile worker. These offerings coupled with voice and web conferencing create a set of productivity tools required for an effective office without boundaries. Avaya Modular Messaging and Message Networking solutions give users a single mailbox for voice, email and fax visually presented through their favorite email client, either Microsoft Outlook or IBM Lotus Notes. Speech access to email, voice mail, calendar, and dial from directory plus “find me” features provide business associates the tools required to conduct business anyplace, anytime, anywhere.

Communications Appliances.   The Communications Appliances portfolio consists of a variety of hard and soft devices including:

•       a comprehensive line of digital and IP devices and in-building wireless handsets and

•       software that extends the reach of enterprise communications by residing on alternative devices.

Examples of the latter include the Mobility Client delivered to run on Nokia Symbian 60 Mobile phones and our IP Softphone, which provides the functionality of a digital telephone on a personal computer or handheld device. The list of mobile platform partnerships continues to grow to expand Avaya’s mobility reach.

In September 2005, we acquired Nimcat Networks, a provider of peer-to-peer communications software designed to run in IP devices, targeted to customers with small locations who are looking for low total cost of ownership and a basic telephony solution. In addition to this technology and the ability to tap into a previously underserved segment, the acquisition brings to Avaya an R&D center located in the talent rich area of Ottawa, Canada.

Small and Medium Business Solutions.   Avaya Small and Medium Business Solutions (SMBS) are focused on communications products and applications for small and medium-sized businesses. Our primary offerings include IP telephony solutions and traditional voice systems, as well as a host of applications, including messaging, contact center, mobility, and conferencing, among others. Our products and applications provide enhanced communications capabilities to customers with fewer than 250 employees and in a wide range of industries and market segments. SMBS is also targeting well-defined vertical markets and segments (for example, legal, accounting, retail, real estate, healthcare and minority-owned businesses) to develop, market and sell solutions that address the specific requirements of these businesses.

The products within the Avaya SMBS portfolio include:

•       Avaya IP Office.   Avaya IP Office is an “all-in-one” IP telephony solution designed to deliver converged voice and data communications solutions to small and medium-sized businesses and branch offices of larger enterprises. IP Office offers a variety of business-enhancing features including unified messaging, voice mail, conferencing, contact center capabilities, support for remote workers and other features that are usually available only with larger, more complex systems that typically cost more. As of September 30, 2005, Avaya has installed approximately 58,000 IP Office systems for customers worldwide since its introduction in 2002.

•       Communication Server Integral.   The Integral 5 Communication Server was specially developed by Tenovis to satisfy the individual requirements of medium-sized companies. Together with Integrated Communication Centre Office, it forms an intelligent, expandable and integrated application suite. Integral 5 is able to expand to keep pace with our customers’ preferences and needs, permitting flexibility, expanded performance capabilities, and investment security for the future. As of September 30, 2005, approximately 77,000 systems had been installed worldwide.

•       Traditional Voice Systems.   We also provide traditional voice systems for the SMBS market including our Partner® Advanced Communication System, Merlin Magix®  Integrated System and INDeX™ System.

Avaya Global Services Segment

Our AGS segment is focused on supporting our broad customer base with comprehensive end to end global service offerings that enable our customers to plan, design, implement, monitor and manage their converged communications networks worldwide.

We believe customers choose AGS based on our:

•       end to end solutions;

•       experience and expertise;

•       diagnostic tools and capability;

•       resources;

•       single point of accountability; and

•       worldwide network of relationships.

Our broad portfolio addresses the following business needs of our customers:

Business communications strategy development and planning.   We help our customers define communications strategies that support their business operations utilizing technologies that are best suited to their businesses, including creating infrastructure and integration road maps, designing architectural frameworks and developing transformation and migration plans. The strategies are developed through a collaborative effort with the objective of maximizing technology investments through network optimization and leveraging communications for strategic, competitive advantage.

Applications design and integration.   Through operation, implementation and integration specialists worldwide, we help customers leverage and optimize their multi-technology, multi-vendor environments through the use of contact centers, Unified Communication networks, and IP telephony with the goal of enhancing communication with customers, partners, suppliers, and employees and improving operational efficiency.

Migrating to IP.   Through our team of IP migration specialists supported by our industry-leading Avaya ExpertNetSM  VoIP Assessment Tool, we are able to provide single point of accountability and full range of service offerings to help our customers develop migration plans to IP telephony, assess network readiness, and address issues of network optimization and security.

Securing communications networks and ensuring continuity.   Our specialists, working with government, defense, intelligence, and disaster recovery agencies and certified by the National Security Agency, use documented methodologies to help customers reduce risk of unauthorized network intrusion and denial of service attacks, protect customer information, and maintain continuous communications by identifying vulnerable points in their communications networks, suggesting security policies and developing disaster recovery plans.

Day-to-day communications support and network monitoring.   Our Services team, supported by extensive tools and technologies such as Avaya Expert SystemsSM Diagnostic Tools, monitors and optimizes customers’ network performance ensuring availability and keeps communication networks current with the latest releases. In the event of an outage, our customers receive the support they need to recover quickly.

Managing Business Communications Solutions.   Our portfolio of Global Managed Services solutions provides expertise in managing complex multi-vendor, multi-technology networks and delivering voice applications over the network. These solutions range from simple services on existing enterprise networks—such as backing up systems, detecting and resolving faults and performing moves, adds, and changes—to comprehensive engagements that provide secure business communications support and management of large enterprise voice networks and migration of those networks to new technologies. We also provide on-demand solutions that allow delivery of hosted voice applications to end users over telecommunication service provider networks.

AGS has complemented our customers’ business communications capabilities through our Global Managed Services Offerings, including IP Converged Solutions (fully managing complex and migrating business communications infrastructures to client specifications), Managed Applications (consulting, designing, and managing our customers’ contact center & conferencing applications), IP Support Services (remotely managing IP telephony) and Avaya On-Demand (delivering hosted Avaya applications over the network).

Our hosted offerings allow customers to adopt, procure and implement converged business communication solutions in a network-based, on-demand model. These solutions are delivered in cooperation with telecommunications service providers, such as carriers and other third parties. The on-demand solutions are designed to reduce the risk and expense in deploying next generation business communications solutions while shortening the time to achieve the benefits of these new applications.

Globalization.   AGS serves customers throughout the world. AGS provides best in class service centers staffed to supply expertise on a full range of products 24 hours a day across the globe. Globally consistent processes and a global knowledge sharing system provide our service representatives with up-to-date skills and information to solve problems quickly and effectively. AGS supplies our business partners with a range of options to supplement their own capabilities so that each customer is ensured quality support leveraging all of Avaya’s capabilities.

Customers, Sales and Distribution

Customers

Our customer base is diverse, ranging in size from small businesses employing a few employees to large government agencies and multinational companies with over 100,000 employees. Our customers include enterprises operating in a broad range of industries around the world, including financial, manufacturing, media and communications, professional services, health care, education and governmental. As a result of our acquisition of Tenovis in November 2004, we have significantly increased our presence in Europe, particularly in Germany.

We have thousands of customers, and no single customer represented more than 10% of our revenue for fiscal 2005, 2004 or 2003.

For more information concerning customer information about geographic areas, please see Note 15 “Operating Segments,” to our Consolidated Financial Statements, which are included in our 2005 Annual Report to Shareholders.

Sales and Distribution

Our global go-to-market strategy is designed to focus and strengthen our reach and impact with three key tiers of customers: large multinational enterprises, mid-market and more regional enterprises and small businesses. The Company’s global strategy is to serve our customers the way they prefer to work with us, either through our direct sales force or our indirect sales channel, which includes our global network of distributors, dealers, value-added resellers, telecommunications service providers and system integrators. Each of our channels is equipped to sell both products and services. As previously disclosed, the Company changed its go-to-market strategy at the beginning of fiscal 2005:

•       to realign its sales and marketing efforts by expanding direct sales coverage of key accounts;

•       by enlarging the number of large multinational enterprises accounts;

•       by identifying a second tier of named accounts served by a combination of the Company’s direct sales team and its channel partners; and

•       by servicing small and medium-sized business customers primarily through our channel partners.

This change primarily affected the Company’s U.S. business and had the result, among other things, of reassigning accounts among different channels and sales teams. Although the Company expects this realignment to provide benefits as we focus our direct sales efforts on our larger enterprise customers and leverage our channel partners to reach a broader customer base, the benefits have taken longer than expected to materialize, and initially resulted in a disruption to our sales efforts, particularly in the first half of fiscal 2005.

Research and Development

We invested $394 million, or approximately 8.0% of our total revenue and 15.3% of our GCS revenue, in fiscal 2005 and $348 million, or approximately 8.6% of our total revenue and 17.0% of our GCS revenue, in fiscal 2004, in research and development. In-process research and development costs of $7 million associated with our Spectel, Nimcat and Tenovis acquisitions are included in the fiscal 2005 amount.

We plan on using our substantial investments in research and development to develop new systems and software related to converged communication systems, communications applications, multi-media contact center innovations, messaging applications, speech enabled applications, business infrastructure and architectures, converged mobility systems, hosted offerings, web services, communications-enabling business processes and applications, data networks and services for Avaya’s customers. We are also developing self-service web interfaces and tools as part of our support offers for use by our customers and indirect channel partners.

Each of our operating segments has a dedicated product development organization and receives support from Avaya’s Chief Technology Office to address the strategic technology direction of Avaya and architectural alignment across the operating segments.

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

Manufacturing and Supplies

We have outsourced substantially all of our product manufacturing operations. Most of these operations have been outsourced to Celestica Inc. and are currently manufactured in North America, France and Malaysia. Our outsourcing agreement with Celestica expires in May 2006. The agreement will automatically renew for successive one-year terms unless either party elects to terminate the agreement by giving notice to the other party six months prior to the expiration. Pursuant to the requirements of the agreement, we gave notice to Celestica on November 2, 2005 of our intention not to renew our outsourcing agreement. A change in contract manufacturer could adversely affect our operating results. We are in discussions to negotiate a new outsourcing agreement. The remaining portions of our manufacturing operations are outsourced to a number of other contract manufacturers located in the United Kingdom, France and the People’s Republic of China. All manufacturing of the Company’s products is performed in accordance with detailed specifications and product design furnished by the Company and is subject to quality control standards.

The success of our manufacturing initiative depends on the willingness and ability of contract manufacturers to produce our products. We may experience significant disruption to our operations by outsourcing so much of our manufacturing. If our contract manufacturers terminate their relationships with us or are unable to fill our orders on a timely basis, or if we do not accurately forecast our requirements, we may be unable to deliver our products to meet our customers’ orders, which could delay or decrease our revenue.

We also purchase certain hardware components and license certain software components from third-party original equipment manufacturers and resell them under the Avaya name. We believe we have adequate sources for the supply of the components of our products and for the finished products that we purchase from third parties.

In addition, we have a Developer Community Program that allows independent software vendors, customers, systems integrators and others who are members of the program access to interface information for our proprietary products so that they may integrate their applications and processes with our solutions.

Competition

The market for communications solutions, comprised of hardware, software and services, is quickly evolving, highly competitive and subject to rapid technological change. Because we offer a wide range of systems, applications and services for several types of enterprises, we have a broad range of competitors. Many of our competitors are substantially larger than we are and have significantly greater financial, sales, marketing, distribution, technical, manufacturing and other resources.

Historically, our GCS businesses have competed against other providers of enterprise voice communications solutions such as Nortel Networks Corporation, Siemens Aktiengesellschaft, Alcatel S.A. and NEC Corporation. As we focus on the development and marketing of advanced communications solutions, such as IP telephony solutions, we face intense competition from these providers of voice communications solutions as well as from data networking companies such as Cisco Systems, Inc. and 3Com Corp. We face competition in the small and medium business market from many competitors, including Cisco, Nortel, Alcatel, NEC, Matsushita Electric Corporation of America, Inter-Tel, Incorporated, 3Com Corp., Aastra Technologies Limited and Mitel Networks Corp., although the market for these products is fragmented. Our AGS segment competes primarily with NextiraOne, LLC, Black Box Corporation, Siemens and Verizon Communications Inc. as well as many consulting firms. In addition, because the market for our products is subject to rapid technological change, as the market evolves we may face competition in the future from companies that do not currently compete in the enterprise communications market, including companies that currently compete in other sectors of the information technology, communications and software industries or communications companies that serve residential rather than enterprise customers. In particular, as the convergence of enterprise voice and data networks becomes more widely deployed by enterprises, the business information technology and communication applications deployed on converged networks become more integrated. We may face increased competition from current leaders in information technology infrastructure, information technology, personal and business applications and the software that connects the network infrastructure to those applications. Competition from these potential market entrants may take many forms, including offering products and applications similar to those we offer as part of a larger, bundled offering.

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

•       brand recognition;

•       the ability to integrate various products into a customer’s existing networks, including the ability of a provider’s products to interoperate with other providers’ communications products; and

•       the ability to be among the first to introduce new products.

For more information concerning competition, please see “Forward Looking Statements—Risks Related To Our Revenue and Business Strategy—We face intense competition from our current competitors and, as the enterprise communications and information technology markets evolve, may face increased competition from companies that do not currently compete directly against us.”

Patents, Trademarks and Other Intellectual Property

Avaya owns a significant number of commercially-important patents and is actively filing new applications to protect its research and development investments in new products and services across all areas of the business. As of September 30, 2005, we held approximately 3,100 total worldwide patents and pending patent applications. In addition, we hold numerous trademarks, both in the United States and in foreign countries.

Our intellectual property holdings include those assigned to us by Lucent at Avaya’s inception, which included a number of patents, trademarks, copyrights, trade secrets and other intellectual property directly related to and important to our business. Lucent and its subsidiaries also granted rights and licenses to their patents, trademarks, copyrights, trade secrets and other intellectual property needed for the manufacture, use and sale of our products. Rights to these patents were granted through a cross license entered into with Lucent. In addition, Lucent also conveyed to Avaya numerous sublicenses under patents of third parties.

Our intellectual property policy is to protect our products, technology and processes by asserting our intellectual property rights where appropriate and prudent. We will also obtain patents, copyrights, and other intellectual property rights used in connection with our business when practicable and appropriate. From time to time, assertions of infringement of certain patents or other intellectual property rights of others have been made against us. Certain pending claims are in various stages of evaluation, however, we believe no material litigation has arisen from these claims. Based on industry practice, we believe that any necessary licenses or other rights necessary for our current business can be obtained on commercially reasonable terms. However, no assurance can be given that licenses can be obtained on acceptable terms or that litigation will not occur. The failure to obtain necessary licenses or other rights, or litigation arising out of such claims, could adversely affect our business.

For more information concerning patents, trademarks and other intellectual property, please see “Forward Looking Statements—Risks Related To Our Operations—If we are unable to protect our proprietary rights, our business and future prospects may be harmed” and “Forward Looking Statements—Risks Related to Contingent Liabilities—We may be subject to litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products or services.”

Employees

As of September 30, 2005, we employed approximately 19,100 employees, of which approximately 18,300 are full-time (approximately 12,200 are management and non-represented employees and approximately 6,100 are represented employees covered by collective bargaining agreements or works councils), approximately 510 are part-time employees (approximately 130 are management and non-represented employees and approximately 380 are represented employees covered by collective bargaining agreements or works councils) and approximately 250 are non-employee workers.

Of the approximately 6,480 full-time and part-time employees covered by collective bargaining agreements or works councils, approximately 3,160 employees are covered by collective bargaining agreements in the United States. Not included in the numbers above are approximately 550 non-represented employees employed at Avaya GlobalConnect Limited, our majority-owned subsidiary in India, as of September 30, 2005.

Effective June 1, 2003, we renewed our collective bargaining agreements with the Communications Workers of America and the International Brotherhood of Electrical Workers. The renewed agreements are for a term of three years, ending May 27, 2006. In April 2006, we will commence negotiations to enter into new collective bargaining agreements with the unions. The current agreements provide for a 3% per year wage increase for employees during the duration of the agreements, and a 3% increase per year to employees’ pension benefits for the duration of the agreements. The agreements also included additional cost sharing by employees and retirees for certain medical health benefit co-payments.

The renewed collective bargaining agreements continued our variable workforce arrangement that gave eligible employees who retired from Lucent as of September 30, 2000 the ability to continue working as on-call support service technicians at Avaya. However, that agreement expired by its terms effective December 1, 2004 and we no longer have a variable workforce.

We believe that we generally have a good relationship with our employees and the unions and works councils that represent them.

Backlog

Our backlog for product sales generated by our direct sales channel, which represents the aggregate of the sales price of orders received from customers, but not yet recognized as revenue, was approximately $117 million and $80 million on September 30, 2005 and September 30, 2004, respectively. The majority of these orders are fulfilled within two months. However, all orders are subject to possible rescheduling by customers. Although we believe that the orders included in the backlog are firm, some orders may be cancelled by the customer without penalty, and we may elect to permit cancellation of orders without penalty where management believes it is in our best interests to do so.

Contracts with the U.S. Federal Government

As required by Federal law and dictated by the Federal Acquisition Regulations (FAR), all procurement contracts with agencies of the US Federal government must contain a provision permitting the procuring agency to terminate the contract for the convenience of the government. Each of Avaya’s numerous contracts with the U.S. government contains such a clause. In the event that an agency exercises its rights under this clause, Avaya would be permitted to submit a “Termination Claim” seeking direct damages incurred as a result of the termination. Avaya is not aware of any agency exercising its rights under this clause within the last year, nor are we aware of any agency’s plans to do so in the future.

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

Environmental, Health and Safety Matters

The Company is subject to a wide range of governmental requirements relating to employee safety and health and to the handling and emission into the environment of various substances used in its past or current operations. The Company is subject to certain provisions of environmental laws, particularly in the United States and in Germany, governing the cleanup of soil and groundwater contamination. Such provisions impose liability for the costs of investigating and remediating releases of hazardous materials at currently or formerly owned or operated sites. In certain circumstances, this liability may also include the cost of cleaning up historical contamination, whether or not caused by the Company. The Company is currently conducting investigation and/or cleanup of known contamination at 10 of its current or former facilities either voluntarily or pursuant to government directives. Based on currently available information, none of the sites is reasonably likely to generate environmental costs that will be individually material nor will environmental costs for all sites in the aggregate be material in any fiscal year. There are no known third parties who may be responsible for investigation and/or cleanup at these sites and therefore, for purposes of assessing the adequacy of accruals for these liabilities, the Company has not assumed that it will recover amounts from any third party, including under any insurance coverage or indemnification arrangement. Although the Company does not separately track recurring costs of managing hazardous substances and pollutants in ongoing operations, it does not believe them to be material.

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

The Company assesses the adequacy of environmental reserves on a quarterly basis. The Company does not expect the outcome of these matters to have a material impact on its financial position. Expenditures for environmental matters for the twelve months ending September 30, 2005 and 2004 were not material to the Company’s financial position, results of operations or cash flows. Payment for the environmental costs covered by the reserves may be made over a 30-year period.

Contribution and Distribution Agreement Between Lucent and Us

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

Please see Note 13 “Commitments and Contingencies—Legal Proceedings,” to our Consolidated Financial Statements for a description of certain matters involving Lucent for which we have assumed responsibility under the Contribution and Distribution Agreement.

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

Forward Looking Statements

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Our disclosure and analysis in this report contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

Any or all of our forward-looking statements in this report, in the 2005 Annual Report to Shareholders and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results.

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

Risks Related To Our Revenue and Business Strategy

A key component of our strategy is our focus on the development and marketing of advanced communications products and applications and related services, including IP telephony solutions, and this strategy may not be successful or may adversely affect our business.

We are focused on the development and sales of IP telephony solutions and other advanced communications products and applications and related services. In order to execute this strategy successfully, we must continue to:

•       train our sales staff and distribution partners to sell new types of products, applications and services and improve our marketing of such products, applications and services;

•       research and develop more IP telephony solutions and other products and applications that use modes of communications other than voice, which has historically been our core area of expertise;

•       increase the performance and reliability of new products and ensure that the performance and reliability of these products meet our customers’ expectations;

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

If we do not successfully execute this strategy, our operating results may be adversely affected. Moreover, even if we successfully address these challenges, our operating results may still be adversely affected if the market opportunity for advanced communications products, applications and services, including IP telephony solutions, does not develop in the ways that we anticipate. The ratio of revenue attributable to IP telephony solutions versus traditional voice communication systems is expected to increase as more and more companies convert to IP telephony solutions. IP telephony lines constitute a small percentage of global installed enterprise telephony lines and if IP telephony does not gain widespread acceptance in the marketplace as an alternative replacement option for enterprise telephony systems our overall revenue and operating results may be adversely affected. Because this market opportunity is in its early stages, we cannot predict whether:

•       the demand for advanced communications products, applications, and services, including IP telephony solutions, will grow as fast as we anticipate;

•       current or future competitors or new technologies will cause the market to evolve in a manner different than we expect;

•       other technologies will become more accepted or standard in our industry; or

•       we will be able to maintain a leadership or profitable position as this opportunity develops.

Revenue generated by our traditional enterprise voice communications systems has been declining for the last several years and if we do not successfully execute our strategy to substitute new technology or expand our sales in market segments with higher growth rates, our revenue and operating results may continue to be adversely affected.

We have been experiencing declines in revenue from our traditional enterprise voice communications business. We expect, based on various industry reports, that the demand for these traditional systems to decline over time. We are executing a strategy to capitalize on products, advanced communications and devices that provide higher growth opportunities, including IP telephony solutions. Many of the products and applications, including IP telephony solutions, have not yet been widely adopted by enterprises.

Even if we are successful in increasing our revenue from sales of IP telephony solutions, if revenue from sales of traditional enterprise voice communications systems declines faster than revenue from sales of IP telephony solutions increases, our overall revenue and operating results may be adversely affected.

Our traditional enterprise voice communications systems and the advanced communications products and applications described above are a part of our Global Communications Solutions segment. If we are unsuccessful in executing our strategy, the contribution to our results from this segment may fail to grow or may decline and our overall operating results may be adversely affected. Our Avaya Global Services segment may also be adversely affected to the extent that services revenues are related to sales of these products and applications.

We face intense competition from our current competitors and, as the enterprise communications and information technology markets evolve, may face increased competition from companies that do not currently compete directly against us.

Historically, our GCS businesses have competed against other providers of enterprise voice communications solutions such as Nortel Networks Corporation, Siemens Aktiengesellschaft, Alcatel S.A. and NEC Corporation. As we focus on the development and marketing of advanced communications solutions, such as IP telephony solutions, we face intense competition from these providers of voice communications solutions as well as from data networking companies such as Cisco Systems, Inc. and 3Com Corp. We face competition in the small and medium business market from many competitors, including Cisco, Nortel, Alcatel, NEC, Matsushita Electric Corporation of America, Inter-Tel, Incorporated, 3Com Corp., and Mitel Networks Corp., although the market for these products is fragmented. Our AGS segment competes primarily with NextiraOne, LLC, Black Box Corporation,

Siemens and Verizon Communications Inc. as well as many consulting firms. In addition, because the market for our products is subject to rapid technological change, as the market evolves we may face competition in the future from companies that do not currently compete in the enterprise communications market, including companies that currently compete in other sectors of the information technology, communications and software industries or communications companies that serve residential rather than enterprise customers. In particular, as the convergence of enterprise voice and data networks becomes more widely deployed by enterprises, the business, information technology and communication applications deployed on converged networks become more integrated. We may face increased competition from current leaders in information technology infrastructure, information technology, personal and business applications and the software that connects the network infrastructure to those applications. In addition, these technologies continue to move from a proprietary environment to an open standards-based environment. Competition from these potential market entrants may take many forms, including offering products and applications similar to those we offer as part of a larger, bundled offering.

Several of these existing competitors have, and many of our future competitors may have, greater financial, personnel, research and other resources, more well-established brands or reputations and broader customer bases than we and, as a result, these competitors may be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements. Some of these competitors may have customer bases that are more geographically balanced than ours and, therefore, may be less affected by an economic downturn in a particular region. Competitors with greater resources also may be able to offer lower prices, additional products or services or other incentives that we cannot match or do not offer. In addition, existing customers of data networking companies that compete against us may be inclined to purchase enterprise communications solutions from their current data networking vendor than from us. Also, as communications and data networks converge, we may face competition from systems integrators that were traditionally focused on data network integration. We cannot predict with precision which competitors may enter our markets in the future, what form such competition may take or whether we will be able to respond effectively to the entry of new competitors into our markets or the rapid evolution in technology and product development that has characterized our markets. In addition, in order to effectively compete with any new market entrant, we may need to make additional investments in our business or use more capital resources than our business currently requires or reduce prices, which may adversely affect our profitability.

Although our revenue has continued to increase since 2003, we have recently experienced difficulties in significantly growing our revenue other than through acquisitions, particularly in the U.S.

Although our revenue increased from $3,796 million in fiscal 2003 to $4,069 in fiscal 2004 and to $4,902 in fiscal 2005, we have recently experienced difficulty in significantly growing our revenue, particularly in the U.S. In addition, our operating results for fiscal 2005 include the operating results of Tenovis from November 18, 2004, as well as other acquisitions. Excluding these acquisitions, our revenues for fiscal 2005 decreased slightly compared to the twelve months ended September 30, 2004.

One factor that significantly affects our operating results is the impact of economic conditions on the willingness of enterprises to make capital investments, particularly in enterprise communications technology and related services. Although general economic conditions have improved in recent years, we believe that enterprises continue to be concerned about their ability to increase revenues and thereby increase their profitability. Accordingly, they have tried to maintain or improve profitability through cost control and constrained capital spending. Because it is not certain whether enterprises will increase spending on enterprise communications technology significantly in the near term, we could experience continued pressure on our ability to increase our revenue.

If these or other conditions limit our ability to grow revenue or cause our revenue to decline and we cannot reduce costs on a timely basis or at all, our operating results will be adversely affected.

Risks Related To Our Operations

If we are unable to effectively integrate acquired businesses into ours, our operating results may be adversely affected. Even if we are successful, the integration of these businesses has required, and will likely continue to require, significant resources and management attention.

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

We have outsourced substantially all of our manufacturing operations. Our ability to realize the intended benefits of our manufacturing outsourcing initiative depends on the willingness and ability of our contract manufacturers to produce our products. We may experience significant disruption to our operations by outsourcing too much of our manufacturing. If a contract manufacturer terminates its relationship with us or is unable to fill our orders on a timely basis, or if we do not accurately forecast our requirements, we may be unable to deliver the affected products to meet our customers’ orders, which could delay or decrease our revenue or otherwise have an adverse effect on our operations. We periodically review our product manufacturing operations and consider appropriate changes as necessary. Although we endeavor to appropriately manage any disruption in transitioning from one contract manufacturer to another contract manufacturer, we may experience significant disruption to our operations during any contract manufacturer transition.

Additionally, our outsourcing agreement with our most significant contract manufacturer, Celestica, expires in May 2006. The agreement will automatically renew for successive one-year terms unless either party elects to terminate the agreement by giving notice to the other party six months prior to the expiration of the renewal term. Pursuant to the requirements of the agreement, we gave notice to Celestica on November 2, 2005 of our intention not to renew our outsourcing agreement. We are in discussions to negotiate a new outsourcing agreement. There is no guarantee that we will be able to negotiate an agreement with Celestica or, alternatively, negotiate a replacement agreement with a new contract manufacturer on favorable terms. We rely on outside sources for the supply of the components of our products and for the finished products that we purchase from third parties. Delays or shortages associated with these components could cause significant disruption to our operations.

For more information concerning the risks associated with our contract manufacturers operating internationally, please see “Forward Looking Statements—Risks Related To Our Operations—As our international business has grown significantly in the last fiscal year, changes in economic or political conditions in a specific country or region could negatively affect our revenue, costs, expenses and financial condition.”

If we are unable to protect our proprietary rights, our business and future prospects may be harmed.

Although we attempt to protect our intellectual property through patents, trademarks, trade secrets, copyrights, confidentiality and nondisclosure agreements and other measures, intellectual property is difficult to protect and these measures may not provide adequate protection for our proprietary rights, particularly in countries that do not have well-developed judicial systems or laws protecting intellectual property rights. Patent filings by third parties, whether made before or after the date of our filings, could render our intellectual property less valuable. Competitors may misappropriate our intellectual property, disputes as to ownership of intellectual property may arise and our intellectual property may otherwise become known or independently developed by competitors. We believe that developing new products and technology that are unique to Avaya is critical to our success and failure to adequately manage and protect our intellectual property could seriously harm our business and future prospects because we believe that developing new products and technology that are unique to us is critical to our success. If we do not obtain sufficient international protection for our intellectual property, our competitiveness in international markets could be significantly impaired, which would limit our growth and future revenue.

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

As our international business has grown significantly in the last fiscal year, changes in economic or political conditions in a specific country or region could negatively affect our revenue, costs, expenses and financial condition.

We conduct significant sales and customer support operations in countries outside of the United States and also depend on non-U.S. operations of our contract manufacturers and our distribution partners. For fiscal 2005 and fiscal 2004, we derived 41% and 24% of our revenue, respectively, from sales outside the United States. Our future international operating results, including our ability to import our products to, export our products from, or sell our products in various countries, could be materially adversely affected by a variety of uncontrollable and changing factors. These factors include political conditions, economic conditions, legal and regulatory constraints, currency regulations, health or similar issues, natural disasters and other matters in any of the countries or regions in which we currently operate or intend to operate in the future. Currently, we have concerns about weakness and uncertainty in European economies, including high unemployment levels and low economic growth forecasts, particularly in Germany where we have a high concentration of our business resulting from the Tenovis acquisition.

Other factors which may impact our international operations include foreign trade, environmental, monetary and fiscal policies, laws, regulations and other activities of foreign governments, agencies and similar organizations, and risks associated with having facilities located in countries which have historically been less stable than the United States. One environmental law that will impact our international operations in the European Union (“EU”) is the EU’s Directive on Waste Electrical and Electronic Equipment (“the Directive”) that directs EU-member countries to adopt legislation to regulate the collection, treatment, recovery and environmentally sound disposal of electrical and electronic waste equipment, whereby commercial users will be obligated to retire, in an environmentally sound manner, specific assets that qualify as historical waste.

Additional risks inherent in our international operations generally include, among others, the costs and difficulties of managing international operations, adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries, and greater difficulty in enforcing intellectual property rights. The various risks inherent in doing business in the United States generally also exist when doing business outside of the United States, and may be exaggerated by the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations.

In addition, foreign currency exchange rates and fluctuations may have an impact on our future revenue, costs or cash flows from our international operations, which could adversely affect our financial performance. Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. An increase in the value of the dollar could increase the real cost to our customers of our products in those markets outside the United States, and a weakened dollar could increase the cost of local operating expenses and procurement of raw materials. For more information on how we reduce volatility associated with foreign exchange rate changes, please see Note 9 “Derivatives and Other Financial Instruments,” to our Consolidated Financial Statements.

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

Please see Note 13 “Commitments and Contingencies—Legal Proceedings,” to our Consolidated Financial Statements for a description of certain matters involving Lucent for which we have assumed responsibility under the Contribution and Distribution Agreement.

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

In addition, third parties have, and may in the future, claimed that a customer’s use of our products, systems or software infringes the third party’s intellectual property rights. Under certain circumstances, we may be required to indemnify our customers for some of the costs and damages related to such an infringement claim. Any indemnification requirement could have a material adverse effect on our business and our operating results.

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

Item 2.                        Properties.

As of September 30, 2005, we had 564 leased facilities (which includes 121 storage locations containing between 100 to 1,800 square feet), located in approximately 50 countries and 7 research and development facilities located in India, Israel, Germany, and the United States. Our real property portfolio consists of aggregate floor space of approximately 8.9 million square feet, of which approximately 3 million square feet is owned and approximately 5.9 million square feet is leased. Our lease terms range from monthly leases to 16 years. Through our 59.1% interest in Avaya GlobalConnect Ltd., we also have an interest in four owned properties and several leased properties in various locations. We believe that all of our facilities and equipment are in good condition and are well maintained.

Item 3.                        Legal Proceedings.

Information required by this item is incorporated by reference from Note 17, Commitments and Contingencies—Legal Proceedings, to our Consolidated Financial Statements which are included in our 2005 Annual Report to Shareholders.

Item 4.                        Submission of Matters to a Vote of Security-Holders.

During the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K, no matter was submitted to a vote of security-holders.

PART II

Item 5.                        Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)   None.

(b)   None.

(c)   Issuer Purchases of Equity Securities.

On April 19, 2005, the Board of Directors authorized a share repurchase plan. Under the provisions of this plan, the Company is authorized to repurchase and retire up to $500 million of its outstanding common stock through April 1, 2007. The Company’s credit facility provided us with the ability to make dividend payments or distributions or to repurchase, redeem or otherwise acquire shares of our common stock in fiscal year 2005 up to an amount not to exceed $250 million. During fiscal 2005, the Company used approximately $107 million to repurchase shares. For fiscal 2006, the credit facility limits the Company’s ability to make dividend payments or distributions or to repurchase, redeem or otherwise acquire shares of our common stock to $461 million (which represents 50% of net income of the Company for fiscal 2005). See Note 8 “Long-Term Debt,” to our consolidated financial statements for further information concerning the limitations under the credit facility. Repurchases under the plan will be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price, the terms of Avaya’s credit facility and other factors. The following table sets forth the repurchase activity during the fourth quarter of fiscal year 2005:

	Number of shares purchased	Average price per share	Total number of shares purchased as part of program during the given period	Approximate dollar value of shares that may yet be purchased as part of program*
July 1–July 31	—	—	—	$453,273,245
August 1–August 31	3,520,000	$10.02	3,520,000	$417,995,661
September 1–September 30	2,430,000	$10.15	2,430,000	$393,326,764
Fourth quarter of fiscal year 2005	5,950,000	$10.08	5,950,000

*                    Subject to the limitation in our credit facility noted above.

Our equity-based compensation program consists principally of stock options and restricted stock unit (“RSU”) awards. Shares underlying restricted stock units are issued to the holder only upon the vesting of the award. Upon the vesting of the RSUs, we may withhold shares to satisfy the holder’s tax obligation. Because the withholding does not require the transfer of previously-issued shares from the holder to Avaya, such withholding is not deemed an issuer purchase of an equity security. With respect to both the withholding of shares from shares being purchased to cover the exercise price or taxes in the context of the exercise of a stock option, such withholding is not deemed an issuer purchase of an equity security because the withheld shares had not previously been issued.

Item 6.                        Selected Financial Data.

Information required by this item is incorporated by reference from “Selected Financial Data,” which is included in our 2005 Annual Report to Shareholders.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Information required by this item is incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in our 2005 Annual Report to Shareholders.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk.

Information required by this item is incorporated by reference from the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments,” which is included in our 2005 Annual Report to Shareholders.

Item 8.                        Financial Statements and Supplementary Data.

Information required by this item is incorporated by reference from the Report of Independent Auditors and from our Consolidated Financial Statements, which are included in our 2005 Annual Report to Shareholders.

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

b)     Internal Control Over Financial Reporting.

Management’s report on our internal control over financial reporting and the report of our independent registered public accounting firm are incorporated by reference to the section entitled “Management’s Report on Internal Control Over Financial Reporting” and the section entitled “Internal Control Over Financial Reporting,” respectively, of our 2005 Annual Report to Shareholders.

There were no significant changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect our ability to record, process, summarize and report financial information.

Item 9B.               Other Information.

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant.

The following table sets forth information as of September 30, 2005 as to persons who serve as our executive officers.

Name	Age	Position
Donald K. Peterson	56	Chairman and Chief Executive Officer
Pamela F. Craven	51	Senior Vice President, General Counsel and Secretary
Louis J. D’Ambrosio	41	Group Vice President, Global Sales, Channels & Marketing
Maryanne DiMarzo	54	Senior Vice President, Human Resources
David P. Johnson	45	Senior Vice President, Europe, Middle East and Africa
Thomas A. Lesica	46	Group Vice President, Global Technology and Operations
Garry K. McGuire	58	Chief Financial Officer and Senior Vice President, Corporate Development
Francis M. Scricco	56	Group Vice President, Avaya Global Services
Michael Thurk	52	Group Vice President, Global Communications Solutions

The information required by this item relating to our Directors (including Mr. Peterson) and nominees, and compliance with Section 16(a) of the Securities Act of 1934, is incorporated by reference from the discussion under the heading “Proposals—Directors’ Proposal to Elect Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” set forth in our Proxy Statement for the 2006 Annual Meeting of Shareholders.

Pamela F. Craven has been our Senior Vice President, General Counsel and Secretary since August 2002. From September 2000 until July 2002, Mrs. Craven was our Vice President, General Counsel and Secretary. Mrs. Craven was a director of Avaya from its inception until September 2000 and was Vice President, General Counsel and Secretary of Lucent Technologies Inc.’s (“Lucent”) Enterprise Networks Group from March 2000 until September 2000. Mrs. Craven served as Vice President, Law for Lucent from November 1995 to April 2000 and was also Secretary of Lucent from February 1999 until April 2000.

Louis J. D’Ambrosio has been our Senior Vice President and President, Global Sales and Marketing since November 2005. From January 2004 until November 2005, Mr. D’Ambrosio was our Group Vice President, Global Sales, Channels & Marketing. From December 2002 until December 2003, Mr. D’Ambrosio was our Group Vice President, Avaya Global Services. Prior to December 2002, Mr. D’Ambrosio served in a number of executive positions with International Business Machines Corporation, including most recently as Vice President of Worldwide Sales and Marketing—Software Business. Mr. D’Ambrosio joined IBM in 1987.

Maryanne DiMarzo has been our Senior Vice President, Human Resources since August 2002. Ms. DiMarzo was our Vice President, Human Resources from September 2000 until July 2002.

Ms. DiMarzo was Vice President, Human Resources, for Lucent Technologies Inc.’s (“Lucent”) Enterprise Networks Group from April 2000 until September 2000. From 1997 until March 2000, Ms. DiMarzo was Human Resources Vice President of the Corporate Centers at Lucent. Ms. DiMarzo will retire from the Company effective December 31, 2005.

David P. Johnson has been our Senior Vice President and President, Avaya International since November 2005. From October 2004 until November 2005, Mr. Johnson was our Senior Vice President, Europe, Middle East and Africa. From August 2002 until October 2004, Mr. Johnson was our Senior Vice President, Small and Medium Business Solutions. Mr. Johnson was our Vice President of Worldwide Sales from September 2000 until July 2002. Mr. Johnson was Vice President of Worldwide Sales for Lucent’s Enterprise Networks Group from April 2000 until September 2000.

Thomas A. Lesica has been our Senior Vice President, Global Technology and Operations since November 2005. From June 2003 until November 2005, Mr. Lesica was our Group Vice President, Global Technology and Operations. From May 2000 until June 2003, Mr. Lesica was the Chief Operations Officer and Chief Technology Officer of New Roads, Inc.

Garry K. McGuire has been our Chief Financial Officer since September 2000 and our Senior Vice President, Corporate Development since June 2003. Mr. McGuire was Chief Financial Officer for Lucent Technologies Inc.’s (“Lucent”) Enterprise Networks Group from May 2000 until September 2000. Mr. McGuire currently serves as a director of Anadigics, Inc.

Francis M. Scricco has been our Senior Vice President and President, Avaya Global Services since November 2005. From March 2004 until November 2005, Mr. Scricco was our Group Vice President, Avaya Global Services. From 1997 to 2002, Mr. Scricco served in a number of executive positions with Arrow Electronics, Inc., including President and Chief Executive Officer from 2000-2002 and President and Chief Operating Officer from 1999-2000.

Michael Thurk has been our Senior Vice President and President, Global Communications Solutions since November 2005. From October 2004 until November 2005, Mr. Thurk was our Group Vice President, Global Communications Solutions. Mr. Thurk was our Group Vice President, Enterprise Communications Group from August 2002 until September 2004. Mr. Thurk was our Group Vice President, Systems, from January 2002 until July 2002. From June 1998 until December 2001, Mr. Thurk held various positions at Ericsson including President, Ericsson Datacom Inc. and Vice President, Division Data Backbone and Optical Networks.

Information required by this item about our audit committee and our audit committee financial experts is incorporated by reference from the discussion under the heading “Corporate Governance and Related Matters—Board of Directors’ Meetings, Committees and Fees” set forth in our Proxy Statement for the 2006 Annual Meeting of Shareholders.

Information required by this item about our code of ethics is incorporated by reference from the discussion under the heading “Corporate Governance and Related Matters—Code of Conduct” in our Proxy Statement for the 2006 Annual Meeting of Shareholders. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Conduct by posting such information on our website, at www.avaya.com.

Item 11.                 Executive Compensation.

Information required by this item is incorporated by reference from the discussion under the heading “Executive Compensation and Other Information” in our Proxy Statement for the 2006 Annual Meeting of Shareholders.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is incorporated by reference from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” and under the heading “Executive Compensation and Other Information—Equity Compensation Plan Information as of September 30, 2005” in our Proxy Statement for the 2006 Annual Meeting of Shareholders.

Item 13.      Certain Relationships and Related Transactions.

Information required by this item is incorporated by reference from the discussion under the heading “Corporate Governance and Related Matters—Certain Relationships and Related Party Transactions” in our Proxy Statement for the 2006 Annual Meeting of Shareholders.

Item 14.      Principal Accounting Fees and Services.

Information required by this item is incorporated by reference from the discussion under the headings “Corporate Governance and Related Matters—Board of Directors’ Meetings, Committees and Fees—Audit Committee” and “Corporate Governance and Related Matters—Audit Committee Information” in our Proxy Statement for the 2006 Annual Meeting of Shareholders.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this Annual Report on Form 10-K:

(a)(1)   Financial Statements:

		Corresponding page numbers in Exhibit 13 to this Annual Report on Form 10-K
(i)	Consolidated Statements of Operations	34
(ii)	Consolidated Balance Sheets	35
(iii)	Consolidated Statements of Changes in Stockholders’ Equity and of Comprehensive Income (Loss)	36
(iv)	Consolidated Statements of Cash Flows	37
(v)	Notes to Consolidated Financial Statements	38
(a)(2) Financial Statement Schedules:
(i)	Schedule II—Valuation and Qualifying Accounts	Page 32 of this Annual Report on Form 10-K

The schedules listed in Regulation 210.5-04 have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)   Exhibits:

The following documents are filed as Exhibits to this Annual Report on Form 10-K or incorporated by reference herein:

Exhibit Number	Description
2.1	Contribution and Distribution Agreement by and between Lucent Technologies Inc. and Avaya Inc. dated as of September 30, 2000.+
2.2	Share Purchase Agreement, dated as of October 5, 2004, by and among Avaya Inc., Avaya HoldCo, affiliates of Kohlberg, Kravis Roberts & Co. and Tenovis Manager Trust GmbH.(12)
3.1	Restated Certificate of Incorporation of Avaya Inc.+
3.2	Amended and Restated By-laws of Avaya Inc., as amended on July 18, 2002.(6)
4.1	Specimen Common Stock certificate of Avaya Inc.+
4.2	Restated Certificate of Incorporation of Avaya Inc. (incorporated by reference as Exhibit 3.1 hereto)+
4.3	Amended and Restated By-laws of Avaya Inc., as amended on July 18, 2002. (filed as Exhibit 3.2 hereto)(6)
4.4	Rights Agreement dated as of September 29, 2000 between Avaya Inc. and The Bank of New York, as Rights Agent.+
4.5	Amendment No. 1 dated as of February 28, 2002 to the Rights Agreement between Avaya Inc. and the Bank of New York as Rights Agent.(4)
4.6	Form of Certificate of Designations of Series A Junior Participating Preferred Stock.+
4.7	Form of Right Certificate.+
4.8	Preferred Stock Certificate of Avaya Inc.(1)
4.9	Series A Warrant.(1)
4.10	Series B Warrant.(1)
4.11	Form of Indenture between Avaya Inc. and The Bank of New York, as Trustee.(1)
4.12	Form of Supplemental Indenture between the Company and The Bank of New York, as Trustee, relating to the Liquid Yield Options Notes due 2021 (Zero Coupon-Senior).(6)
4.13	Series C Warrant.(8)
4.14	Second Supplemental Indenture, dated as of March 28, 2002, between the Company and The Bank of New York, as Trustee.(5)
4.15	Form of Global Note.(5)
4.16	Third Supplemental Indenture, dated as of November 16, 2004, between the Company and The Bank of New York, as Trustee.(13)
10.1	Contribution and Distribution Agreement. (incorporated by reference as Exhibit 2 hereto)+
10.2	Interim Services and Systems Replication Agreement.+
10.3	Employee Benefits Agreement.+
10.4	Tax Sharing Agreement.+
10.5	Avaya Inc. Short Term Incentive Plan.+
10.6	Avaya Inc. 2000 Long Term Incentive Plan.+
10.7	Avaya Inc. 2000 Long Term Incentive Plan Restricted Stock Unit Award Agreement.+

10.8	Avaya Inc. 2000 Long Term Incentive Plan Nonstatutory Stock Option Agreement.+
10.9	Avaya Inc. Deferred Compensation Plan.+
10.10	Employment Agreement of Donald K. Peterson, dated as of August 8, 1995.+
10.11	Avaya Inc. Supplemental Pension Plan.+
10.12	Avaya Inc. 2000 Stock Compensation Plan for Non-Employee Directors.+
10.13	Trademark License Agreement.+
10.14	Patent and Technology License Agreement.+
10.15	Technology Assignment and Joint Ownership Agreement.+
10.16	Development Project Agreement.+
10.17	Preferred Stock and Warrant Purchase Agreement.+

Certificate of Designations, Preferences and Rights of Series B Convertible Participating Preferred Stock of Avaya Inc. (attached as Exhibit A to the Preferred Stock and Warrant Purchase Agreement incorporated by reference as Exhibit 10.17 hereto)+

10.18	Stock Purchase Agreement by and among the Company and the Warburg Entities, dated as of March 10, 2002.(3)
10.19	Conversion Agreement by and among the Company and the Warburg Entities, dated as of March 10, 2002.(3)
10.20	Security Agreement, dated as of March 25, 2002, among the Company, certain subsidiaries of the Company and The Bank of New York, as Collateral Trustee.(5)
10.21	Collateral Agreement, dated as of March 25, 2002, among the Company, certain subsidiaries of the Company and The Bank of New York, as Collateral Trustee.(5)
10.22	Avaya Involuntary Separation Plan for Senior Officers.(6)
10.23	Backstop Agreement, by and among the Company and the Warburg Entities, dated as of December 28, 2002.(8)
10.24	Avaya Inc. Deferred Compensation Plan, as amended as of October 31, 2003.(9)
10.25	Severance Agreement, dated as of September 1, 2003, between the Company and Donald K. Peterson.(13)
10.26	Avaya Inc. 2000 Long Term Incentive Plan, amended as of November 1, 2003.(9)
10.27	Avaya Inc. Long Term Incentive Plan for Management Employees, amended as of November 1, 2003.(9)
10.28	Avaya Inc. 2004 Long Term Incentive Plan, which is the amended and restated Avaya Inc. Long Term Incentive Plan for Management Employees, effective February 26, 2004.(13)
10.29	Avaya Inc. 2004 Long Term Incentive Plan Stock Option Agreement.(13)
10.30	Avaya Inc. 2004 Long Term Incentive Plan Restricted Stock Unit Award Agreement.(13)
10.31	Avaya Inc. Savings Restoration Plan, effective January 1, 2004.(13)
10.32	Avaya Inc. 2004 Long Term Incentive Plan Performance Vesting Restricted Stock Unit Award Agreement for Fiscal 2005 Awards.(14)

10.33

Amended and Restated Five Year Revolving Credit Facility Agreement, dated as of April 30, 2003, among Avaya Inc., as Borrower, the Lenders party thereto, Citibank, N.A., as Agent, Citigroup Global Markets, Inc., as Lead Arranger, Bank One, NA, JPMorgan Chase Bank and Deutsche Bank AG New York Branch, as Co-Syndication Agents and Co- Arrangers and Commerzbank AG, New York Branch as Co-Arranger.(10)

10.34	Amendment No. 1 dated June 25, 2003 to Amended and Restated Five Year Revolving Credit Facility Agreement, among Avaya Inc., as Borrower and the Lenders party thereto.(13)
10.35	Amendment No. 2 dated October 23, 2003 to Amended and Restated Five Year Revolving Credit Facility Agreement, among Avaya Inc., as Borrower and the Lenders party thereto.(13)
10.36	Amendment No. 3 dated January 30, 2004 to Amended and Restated Five Year Revolving Credit Facility Agreement, among Avaya Inc., as Borrower and the Lenders party thereto.(11)
10.37	Amendment No. 4 dated February 6, 2004 to Amended and Restated Five Year Revolving Credit Facility Agreement, among Avaya Inc., as Borrower and the Lenders party thereto.(10)
10.38	Amendment No. 5 dated March 3, 2004 to Amended and Restated Five Year Revolving Credit Facility Agreement, among Avaya Inc., as Borrower and the Lenders party thereto.(13)
10.39	Amendment No. 6 dated October 4, 2004 to Amended and Restated Five Year Revolving Credit Facility Agreement, among Avaya Inc., as Borrower and the Lenders party thereto.(14)
10.40

$400,000,000 Credit Agreement dated as of February 23, 2005 among Avaya Inc. and Avaya International Sales Limited as Borrowers and the Initial Lenders named therein and Citicorp USA, Inc., as Administrative Agent and JPMorgan Chase Bank, N.A. as Syndication Agent and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as Joint Bookrunners and Joint Lead Arrangers.(15)

10.41	Amendment No. 1 to the Credit Agreement dated as of May 25, 2005.(16)
10.42	Compensation Arrangements for Named Executive Officers and Non-Employee Directors of Avaya Inc.*
13	The 2005 Annual Report to Shareholders, which, except for those portions incorporated by reference, is furnished solely for the information of the Commission and is not deemed “filed.”*
21	Subsidiaries of Avaya Inc.*
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).*
24.1	Power of Attorney.*
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Financial Officer.*
32.1	Section 1350 Certification of the Chief Executive Officer.*
32.2	Section 1350 Certification of the Chief Financial Officer.*

+                Incorporated by reference from Avaya’s Registration Statement on Form 10 (Reg. No. 1-15951).

*                    Filed herewith.

(1)          Incorporated by reference from Avaya’s Registration Statement on Form S-3 (Reg. No. 333-57962) filed on May 7, 2001.

(2)          Incorporated by reference from Avaya’s Registration Statement on Form 8-A dated October 30, 2001.

(3)          Incorporated by reference from Avaya’s Current Report on Form 8-K dated March 11, 2002.

(4)          Incorporated by reference from Avaya’s Current Report on Form 8-K dated February 27, 2002.

(5)          Incorporated by reference from Avaya’s Current Report on Form 8-K dated March 28, 2002.

(6)          Incorporated by reference from Avaya’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(7)          Incorporated by reference from Avaya’s Quarterly Report on Form 8-K dated September 4, 2002.

(8)          Incorporated by reference from Avaya’s Registration Statement on Form S-4 (Reg. No. 333-102120) filed on December 23, 2002.

(9)          Incorporated by reference from Avaya’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

(10)   Incorporated by reference from Avaya’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

(11)   Incorporated by reference from Avaya’s Current Report on Form 8-K dated February 2, 2004.

(12)   Incorporated by reference from Avaya’s Current Report on Form 8-K dated October 7, 2004.

(13)   Incorporated by reference from Avaya’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

(14)   Incorporated by reference from Avaya’s Current Report on Form 8-K dated December 16, 2004.

(15)   Incorporated by reference from Avaya’s Current Report on Form 8-K dated February 23, 2005.

(16)   Incorporated by reference from Avaya’s Current Report on Form 8-K dated May 25, 2005.

AVAYA INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Information required by this item is incorporated by reference to Note 6, Supplementary Financial Information, to our Consolidated Financial Statements, which are included in our 2005 Annual Report to Shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avaya Inc.
	By:	/s/ GARRY K. MCGUIRE
Garry K. McGuire
Chief Financial Officer and Senior Vice President, Corporate Development
December 13, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date
*	Chairman of the Board and Chief Executive	December 13, 2005
Donald K. Peterson	Officer (Principal Executive Officer)
/s/ GARRY K. MCGUIRE	Chief Financial Officer and Senior Vice	December 13, 2005
Garry K. McGuire	President, Corporate Development (Principal Financial Officer)
/s/ AMARNATH K. PAI	Vice President, Finance Operations and	December 13, 2005
Amarnath K. Pai	Corporate Controller (Principal Accounting Officer)
*	Director	December 13, 2005
Bruce R. Bond
*	Director	December 13, 2005
Joseph P. Landy
*	Director	December 13, 2005
Mark Leslie
*	Director	December 13, 2005
Philip A. Odeen

*	Director	December 13, 2005
Hellene S. Runtagh
*	Director	December 13, 2005
Daniel C. Stanzione
*	Director	December 13, 2005
Paula Stern
*	Director	December 13, 2005
Anthony P. Terracciano
*	Director	December 13, 2005
Richard F. Wallman
*	Director	December 13, 2005
Ronald L. Zarrella

*By:	/s/ GARRY K. MCGUIRE
Garry K. McGuire
Attorney-in-Fact

Exhibit Index

Exhibit Number	Description
2.1	Contribution and Distribution Agreement by and between Lucent Technologies Inc. and Avaya Inc. dated as of September 30, 2000.+
2.2	Share Purchase Agreement, dated as of October 5, 2004, by and among Avaya Inc., Avaya HoldCo, affiliates of Kohlberg, Kravis Roberts & Co. and Tenovis Manager Trust GmbH.(12)
3.1	Restated Certificate of Incorporation of Avaya Inc.+
3.2	Amended and Restated By-laws of Avaya Inc., as amended on July 18, 2002.(6)
4.1	Specimen Common Stock certificate of Avaya Inc.+
4.2	Restated Certificate of Incorporation of Avaya Inc. (incorporated by reference as Exhibit 3.1 hereto)+
4.3	Amended and Restated By-laws of Avaya Inc., as amended on July 18, 2002. (filed as Exhibit 3.2 hereto)(6)
4.4	Rights Agreement dated as of September 29, 2000 between Avaya Inc. and The Bank of New York, as Rights Agent.+
4.5	Amendment No. 1 dated as of February 28, 2002 to the Rights Agreement between Avaya Inc. and the Bank of New York as Rights Agent.(4)
4.6	Form of Certificate of Designations of Series A Junior Participating Preferred Stock.+
4.7	Form of Right Certificate.+
4.8	Preferred Stock Certificate of Avaya Inc.(1)
4.9	Series A Warrant.(1)
4.10	Series B Warrant.(1)
4.11	Form of Indenture between Avaya Inc. and The Bank of New York, as Trustee.(1)
4.12	Form of Supplemental Indenture between the Company and The Bank of New York, as Trustee, relating to the Liquid Yield Options Notes due 2021 (Zero Coupon-Senior).(6)
4.13	Series C Warrant.(8)
4.14	Second Supplemental Indenture, dated as of March 28, 2002, between the Company and The Bank of New York, as Trustee.(5)
4.15	Form of Global Note.(5)
4.16	Third Supplemental Indenture, dated as of November 16, 2004, between the Company and The Bank of New York, as Trustee.(13)
10.1	Contribution and Distribution Agreement. (incorporated by reference as Exhibit 2 hereto)+
10.2	Interim Services and Systems Replication Agreement.+
10.3	Employee Benefits Agreement.+
10.4	Tax Sharing Agreement.+
10.5	Avaya Inc. Short Term Incentive Plan.+
10.6	Avaya Inc. 2000 Long Term Incentive Plan.+
10.7	Avaya Inc. 2000 Long Term Incentive Plan Restricted Stock Unit Award Agreement.+
10.8	Avaya Inc. 2000 Long Term Incentive Plan Nonstatutory Stock Option Agreement.+

10.9	Avaya Inc. Deferred Compensation Plan.+
10.10	Employment Agreement of Donald K. Peterson, dated as of August 8, 1995.+
10.11	Avaya Inc. Supplemental Pension Plan.+
10.12	Avaya Inc. 2000 Stock Compensation Plan for Non-Employee Directors.+
10.13	Trademark License Agreement.+
10.14	Patent and Technology License Agreement.+
10.15	Technology Assignment and Joint Ownership Agreement.+
10.16	Development Project Agreement.+
10.17	Preferred Stock and Warrant Purchase Agreement.+

Certificate of Designations, Preferences and Rights of Series B Convertible Participating Preferred Stock of Avaya Inc. (attached as Exhibit A to the Preferred Stock and Warrant Purchase Agreement incorporated by reference as Exhibit 10.17 hereto)+

10.18	Stock Purchase Agreement by and among the Company and the Warburg Entities, dated as of March 10, 2002.(3)
10.19	Conversion Agreement by and among the Company and the Warburg Entities, dated as of March 10, 2002.(3)
10.20	Security Agreement, dated as of March 25, 2002, among the Company, certain subsidiaries of the Company and The Bank of New York, as Collateral Trustee.(5)
10.21	Collateral Agreement, dated as of March 25, 2002, among the Company, certain subsidiaries of the Company and The Bank of New York, as Collateral Trustee.(5)
10.22	Avaya Involuntary Separation Plan for Senior Officers.(6)
10.23	Backstop Agreement, by and among the Company and the Warburg Entities, dated as of December 28, 2002.(8)
10.24	Avaya Inc. Deferred Compensation Plan, as amended as of October 31, 2003.(9)
10.25	Severance Agreement, dated as of September 1, 2003, between the Company and Donald K. Peterson.(13)
10.26	Avaya Inc. 2000 Long Term Incentive Plan, amended as of November 1, 2003.(9)
10.27	Avaya Inc. Long Term Incentive Plan for Management Employees, amended as of November 1, 2003.(9)
10.28	Avaya Inc. 2004 Long Term Incentive Plan, which is the amended and restated Avaya Inc. Long Term Incentive Plan for Management Employees, effective February 26, 2004.(13)
10.29	Avaya Inc. 2004 Long Term Incentive Plan Stock Option Agreement.(13)
10.30	Avaya Inc. 2004 Long Term Incentive Plan Restricted Stock Unit Award Agreement.(13)
10.31	Avaya Inc. Savings Restoration Plan, effective January 1, 2004.(13)
10.32	Avaya Inc. 2004 Long Term Incentive Plan Performance Vesting Restricted Stock Unit Award Agreement for Fiscal 2005 Awards.(14)

10.33

Amended and Restated Five Year Revolving Credit Facility Agreement, dated as of April 30, 2003, among Avaya Inc., as Borrower, the Lenders party thereto, Citibank, N.A., as Agent, Citigroup Global Markets, Inc., as Lead Arranger, Bank One, NA, JPMorgan Chase Bank and Deutsche Bank AG New York Branch, as Co-Syndication Agents and Co- Arrangers and Commerzbank AG, New York Branch as Co-Arranger.(10)

10.34	Amendment No. 1 dated June 25, 2003 to Amended and Restated Five Year Revolving Credit Facility Agreement, among Avaya Inc., as Borrower and the Lenders party thereto.(13)
10.35	Amendment No. 2 dated October 23, 2003 to Amended and Restated Five Year Revolving Credit Facility Agreement, among Avaya Inc., as Borrower and the Lenders party thereto.(13)
10.36	Amendment No. 3 dated January 30, 2004 to Amended and Restated Five Year Revolving Credit Facility Agreement, among Avaya Inc., as Borrower and the Lenders party thereto.(11)
10.37	Amendment No. 4 dated February 6, 2004 to Amended and Restated Five Year Revolving Credit Facility Agreement, among Avaya Inc., as Borrower and the Lenders party thereto.(10)
10.38	Amendment No. 5 dated March 3, 2004 to Amended and Restated Five Year Revolving Credit Facility Agreement, among Avaya Inc., as Borrower and the Lenders party thereto.(13)
10.39	Amendment No. 6 dated October 4, 2004 to Amended and Restated Five Year Revolving Credit Facility Agreement, among Avaya Inc., as Borrower and the Lenders party thereto.(12)
10.40

$400,000,000 Credit Agreement dated as of February 23, 2005 among Avaya Inc. and Avaya International Sales Limited as Borrowers and the Initial Lenders named therein and Citicorp USA, Inc., as Administrative Agent and JPMorgan Chase Bank, N.A. as Syndication Agent and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as Joint Bookrunners and Joint Lead Arrangers.(15)

10.41	Amendment No. 1 to the Credit Agreement dated as of May 25, 2005.(16)
10.42	Compensation Arrangements for Named Executive Officers and Non-Employee Directors of Avaya Inc.*
13	The 2005 Annual Report to Shareholders, which, except for those portions incorporated by reference, is furnished solely for the information of the Commission and is not deemed “filed.”*
21	Subsidiaries of Avaya Inc.*
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).*
24.1	Power of Attorney.*
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Financial Officer.*
32.1	Section 1350 Certification of the Chief Executive Officer.*
32.2	Section 1350 Certification of the Chief Financial Officer.*

+                Incorporated by reference from Avaya’s Registration Statement on Form 10 (Reg. No. 1-15951).

*                    Filed herewith.

(1)          Incorporated by reference from Avaya’s Registration Statement on Form S-3 (Reg. No. 333-57962) filed on May 7, 2001.

(2)          Incorporated by reference from Avaya’s Registration Statement on Form 8-A dated October 30, 2001.

(3)          Incorporated by reference from Avaya’s Current Report on Form 8-K dated March 11, 2002.

(4)          Incorporated by reference from Avaya’s Current Report on Form 8-K dated February 27, 2002.

(5)          Incorporated by reference from Avaya’s Current Report on Form 8-K dated March 28, 2002.

(6)          Incorporated by reference from Avaya’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(7)          Incorporated by reference from Avaya’s Quarterly Report on Form 8-K dated September 4, 2002.

(8)          Incorporated by reference from Avaya’s Registration Statement on Form S-4 (Reg. No. 333-102120) filed on December 23, 2002.

(9)          Incorporated by reference from Avaya’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

(10)   Incorporated by reference from Avaya’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

(11)   Incorporated by reference from Avaya’s Current Report on Form 8-K dated February 2, 2004.

(12)   Incorporated by reference from Avaya’s Current Report on Form 8-K dated October 7, 2004.

(13)   Incorporated by reference from Avaya’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

(14)   Incorporated by reference from Avaya’s Current Report on Form 8-K dated December 16, 2004.

(15)   Incorporated by reference from Avaya’s Current Report on Form 8-K dated February 23, 2005.

(16)   Incorporated by reference from Avaya’s Current Report on Form 8-K dated May 25, 2005.