Form 10-Q
period 2005-12-31
AVAYA INC
filed 2006-02-09
CIK 1116521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 001-15951

AVAYA INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3713430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
211 Mount Airy Road Basking Ridge, New Jersey	07920
(Address of principal executive offices)	(Zip Code)

(908) 953-6000

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐      No  ☒

As of January 31, 2006, 468,580,039 shares of Common Stock, $.01 par value of Avaya Inc. were outstanding.

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

Item 1.                        Financial Statements

AVAYA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended December 31,
	2005	2004
	Dollars in millions, except per share amounts (unaudited)
REVENUE
Sales of products	$591	$554
Services	501	477
Rental and managed services	157	117
	1,249	1,148
COSTS
Sales of products	277	245
Services	321	308
Rental and managed services	62	52
	660	605
GROSS MARGIN	589	543
OPERATING EXPENSES
Selling, general and administrative	385	357
Research and development	97	98
TOTAL OPERATING EXPENSES	482	455
OPERATING INCOME	107	88
Other income (expense), net	5	(38)
Interest expense	(1)	(10)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	111	40
Provision for income taxes	40	7
INCOME FROM CONTINUING OPERATIONS	71	33
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	(2)
NET INCOME	$71	$31
Earnings Per Common Share—Basic:
Earnings per share from continuing operations	$0.15	$0.07
Loss per share from discontinued operations	—	—
Earnings per share	$0.15	$0.07
Earnings Per Common Share—Diluted:
Earnings per share from continuing operations	$0.15	$0.07
Loss per share from discontinued operations	—	—
Earnings per share	$0.15	$0.07

See Notes to Consolidated Financial Statements.

AVAYA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2005	2005
	Dollars in millions, except per share amounts (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$726	$750
Accounts receivable, less allowances of $56 million and $58 million as of December 31, 2005 and September 30, 2005, respectively	811	862
Inventory	282	288
Deferred tax asset, net	136	143
Other current assets	137	128
TOTAL CURRENT ASSETS	2,092	2,171
Property, plant and equipment, net	715	738
Deferred tax asset, net	888	911
Intangible assets	317	337
Goodwill	904	914
Other assets	162	148
TOTAL ASSETS	$5,078	$5,219
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$381	$402
Debt maturing within one year	5	5
Payroll and benefit obligations	245	300
Deferred revenue	236	244
Other current liabilities	318	368
TOTAL CURRENT LIABILITIES	1,185	1,319
Long-term debt	25	25
Benefit obligations	1,577	1,561
Deferred tax liability, net	89	96
Other liabilities	267	257
TOTAL NON-CURRENT LIABILITIES	1,958	1,939
Commitments and contingencies (Note)
STOCKHOLDERS’ EQUITY
Series A junior participating preferred stock, par value $1.00 per share, 7.5 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 1.5 billion shares authorized, 469,845,994 and 471,328,963 issued (including 274,192 and 207,053 treasury shares) as of December 31, 2005 and September 30, 2005, respectively	5	5
Additional paid-in-capital	2,821	2,895
Retained earnings (accumulated deficit)	18	(53)
Accumulated other comprehensive loss	(905)	(883)
Less: Treasury stock at cost	(4)	(3)
TOTAL STOCKHOLDERS’ EQUITY	1,935	1,961
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,078	$5,219

See Notes to Consolidated Financial Statements.

AVAYA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended December 31,
	2005	2004
	Dollars in millions (unaudited)
OPERATING ACTIVITIES:
Net income	$71	$31
Less: Loss from discontinued operations, net	—	(2)
Income from continuing operations	71	33
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	68	54
Share-based compensation	4	—
Loss on extinguishment of debt, net	—	41
Deferred income taxes	24	6
Purchased in-process research and development	—	4
Adjustments for other non-cash items, net	(2)	16
Changes in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	44	48
Inventory	3	(12)
Business restructuring reserve	(20)	—
Accounts payable	(21)	9
Payroll and benefits	(31)	(150)
Accrued interest payable on long-term debt	(1)	(20)
Deferred revenue	(10)	(52)
Other assets and liabilities	(23)	(13)
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	106	(36)
INVESTING ACTIVITIES:
Capital expenditures	(26)	(22)
Capitalized software development costs	(18)	(14)
Acquisitions of businesses, net of cash acquired	—	(383)
Other investing activities, net	2	19
NET CASH (USED FOR) INVESTING ACTIVITIES	(42)	(400)
FINANCING ACTIVITIES:
Issuance of common stock	6	29
Repurchase of common stock	(90)	—
Repayment of long-term borrowings	—	(314)
Other financing activities, net	—	(3)
NET CASH (USED FOR) FINANCING ACTIVITIES	(84)	(288)
Effect of exchange rate changes on cash and cash equivalents	(4)	18
Net (decrease) in cash and cash equivalents	(24)	(706)
Cash and cash equivalents at beginning of fiscal year	750	1,617
Cash and cash equivalents at end of period	$726	$911

See Notes to Consolidated Financial Statements.

AVAYA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Background and Basis of Presentation

Background

Avaya Inc. (the “Company,” “Avaya,” “we” or “us”) provides communication systems, applications and services for enterprises, including businesses, government agencies and other organizations. The Company’s product offerings include Internet Protocol (“IP”) telephony systems and traditional voice communications systems, multi-media contact center infrastructure and applications in support of customer relationship management, unified communications applications and appliances, such as IP telephone sets. The term “traditional” with respect to “voice communications,” “enterprise voice communications,” “telephony,” “voice telephony,” voice systems,” or “TDM,” refers to circuit-based enterprise voice communications. The Company supports its broad customer base with comprehensive global service offerings that enable our customers to plan, design, implement, monitor and manage their communications networks.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements as of December 31, 2005 and for the three months ended December 31, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial statements, and should be read in conjunction with the Company’s Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2005, included in its Annual Report on Form 10-K filed with the SEC on December 13, 2005. In the Company’s opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated. Certain prior year amounts have been reclassified to conform to the current interim period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

2.   Summary of Significant Accounting Policies

Share-based Compensation

On October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three months ended December 31, 2005 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the three months ended December 31, 2005 was $4 million, which was related to stock options and the discount on employee stock purchases. There was no share-based compensation expense related to employee stock options and employee stock purchases recognized during the three months ended December 31, 2004.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the grant-date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no share-based compensation expense related to stock options had been recognized in the Company’s Consolidated Statements of Operations, other than as related to acquisitions and investments, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant-date.

Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company’s Consolidated Statements of Income for the first quarter of fiscal 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to September 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the Consolidated Statement of Income for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), the Company also changed its method of valuation for share-based awards granted beginning in fiscal 2006 to a lattice-binomial option pricing model (“lattice-binomial model”) from the Black-Scholes option pricing model which was previously used for the Company’s pro forma information required under SFAS 123.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). The Company is in the process of evaluating whether to adopt the provisions of SFAS 123(R)-3.

Share-based compensation expense reduced the Company’s results of operations as follows:

Three months ended
December 31, 2005
Dollars in millions, except per share amounts
Income from continuing operations before income taxes	$4
Income from continuing operations	$3
Net income available to common stockholders	$3
Earnings per Common Share—Basic:
Income from continuing operations	$0.01
Net income	$0.01
Earnings per Common Share—Diluted:
Income from continuing operations	$0.01
Net income	$0.01

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”).

Three months ended
December 31, 2004
Dollars in millions, except per share amounts
Net income available to common stockholders, as reported	$31
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1
Deduct: Total stock-based compensation expense determined under the fair value based method, net of related tax effects	(8)
Net income available to common stockholders, pro forma	$24
Earnings per Common Share—Basic:
As reported	$0.07
Pro forma	$0.05
Earnings per Common Share—Diluted:
As reported	$0.07
Pro forma	$0.05

Change in Vacation Policy

Effective January 1, 2006, the Company changed its policy with respect to vacation carryover for substantially all U.S. non-represented employees. For these employees, vacation carryover into future fiscal years is no longer permitted and the Company changed the accrual period to correspond with the Company’s fiscal, rather than calendar, year. This change resulted in a $21 million reduction in the vacation accrual as of December 31, 2005. This reduction is comprised of vacation days forfeited at the end of the calendar year and a reduction in the liability due to a higher than historical amount of vacation days taken from October 1, 2005 through December 31, 2005. The reduction was recorded in cost of goods sold and operating expenses in both of our operating segments and corporate / other unallocated amounts based on the functional areas of the affected employees.

3.   Recent Accounting Pronouncements

SFAS 154

In December 2004, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented using the new accounting principle. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

4.   Business Combinations and Other Transactions

Acquisition of Tenovis

On November 18, 2004, the Company completed its acquisition of Tenovis Germany GmbH (“Tenovis”). Tenovis is the parent company of Avaya-Tenovis GmbH & Co. KG (formerly Tenovis GmbH & Co. KG), a major European provider of enterprise communications systems and services. The acquisition of Tenovis significantly expands the Company’s European operations and increases the Company’s access to European customers, particularly in Germany. At the date of acquisition, the Company recorded Tenovis’s accounts receivable, inventory, fixed assets, liabilities and identified intangibles at estimated fair value. The remainder of the purchase price in excess of the net assets acquired was recorded as goodwill, which was allocated $400 million to the Global Communications Solutions (“GCS”) segment and $206 million to the Avaya Global Services (“AGS”) segment. None of the goodwill, intangibles or in-process research and development amounts is expected to be deductible for tax purposes. The Company allocated $298 million to intangible assets (including contractual customer relationships, existing technology and trademarks) based on valuation studies performed with the assistance of third party valuation consultants. These intangible assets are being amortized over their estimated useful lives. The weighted average useful lives of the existing technology, customer relationships and trademarks are 5 years, 6 years and 1.5 years, respectively. In addition, the Company allocated $1 million to in-process research and development, which was charged to research and development expense in the Consolidated Statements of Income during the first quarter of fiscal 2005.

The following table summarizes the estimated fair values of the acquired assets and assumed liabilities as of the acquisition date:

Final
Purchase Price
Allocation
Dollars in millions
Cash	$116
Rental equipment	132
Fixed assets	144
Intangible assets and in-process research & development	299
Long-term debt	(287)
Deferred tax liability	(119)
Restructuring	(106)
Pension liability	(314)
Working capital and other assets and liabilities	(90)
Net assets acquired	(225)
Goodwill	606
Purchase price	$381

The Company recorded a restructuring liability of $106 million in connection with the acquisition to reflect the estimate of restructuring-related costs in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” This liability is for costs incurred to terminate Tenovis employees as part of the integration of Tenovis operations. The plan, which was completed during fiscal 2005, provided for the termination of certain employees across various Tenovis functional groups and subsidiaries, including sales, operations, finance, human resources, etc. Most of the positions identified in this plan have already been eliminated. Terminations are planned to be completed by the end of fiscal 2006. During the first quarter of fiscal 2006, the Company paid cash of $12 million for termination benefits. The accrual of $57 million as of December 31, 2005 reflects the remaining termination payments, adjusted for foreign currency fluctuations since the acquisition date. The final termination payment amount per employee is subject to applicable legislation and/or approval by the relevant Works Councils or other employee representative organizations.

Management is responsible for estimating the fair value of the assets and liabilities acquired, and has conducted due diligence in determining fair values. Management has made estimates and assumptions that affect the reported amounts of assets, liabilities and expenses resulting from the acquisition. Actual results could differ from these amounts.

The following unaudited pro forma financial information presents the Company’s results for the first quarter of fiscal 2005 as if the Tenovis acquisition had occurred at the beginning of the period, as compared with the as reported results for the first quarter of fiscal 2006:

	Three months ended
	December 31,
	2005	2004
	(as reported)	(pro forma)
	Dollars in millions, except per share amounts
Revenue	$1,249	$1,251
Net income	$71	$5
Earnings per share—basic	$0.15	$0.01
Earnings per share—diluted	$0.15	$0.01

The pro forma results for the three months ended December 31, 2004 have been prepared for comparative purposes only and include certain adjustments such as additional estimated depreciation and amortization expense as a result of identifiable intangible assets arising from the acquisition. The pro forma results are not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the period or of future results.

In connection with the acquisition, the Company performed an evaluation to identify the existence of any related variable interest entities (“VIEs”). As a result of this evaluation, the Company identified the existence of three VIEs, and further determined the Company was the primary beneficiary. However, in accordance with FIN 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46(R)”), the Company is not required to apply the provisions of FIN 46(R) to two of the VIEs because it is unable to obtain the information necessary to perform the accounting required for consolidation. Although the Company has made an effort to gather the required information, management of these two VIEs has formally declined to transfer any of the necessary financial data to the Company. One of these two entities ceased to meet the definition of a VIE as of March 31, 2005.

The remaining non-consolidated VIE is a non-U.S. telecommunications hardware production manufacturer and service provider. The Company has agreed to purchase from the VIE certain amounts of products and services, and the VIE has contracted for the Company to provide certain IT services and purchasing services with respect to raw materials. These contracts expire in August 2007. During the first quarter of fiscal 2006, the Company purchased products and services aggregating $8 million. Additionally, the Company is required to pay monthly rental subsidies on the VIE’s premises, and in the event the VIE is unable to pay its portion of the rental payments, the Company is liable for their portion as well. During the first quarter of fiscal 2006, the Company paid $225,000 in connection with rental subsidies. The maximum exposure to loss as of December 31, 2005 for the remainder of the agreement is the minimum purchase order commitments and the minimum service levels for service contracts of $11 million and the guarantee for rents to be paid by the VIE of $1 million.

The one consolidated VIE was related to secured floating rate notes assumed with the acquisition, of which all were repaid during fiscal 2005. Therefore this VIE no longer exists.

Discontinued Operations

There was no revenue or income before income taxes from discontinued operations for the first quarter of fiscal 2006. In the first quarter of fiscal 2005 the Company incurred a $2 million loss on the sale of the Company’s Connectivity Solutions business primarily as the result of the finalization of the working capital adjustment in accordance with the terms of the asset purchase agreement.

5.   Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the first quarter of fiscal 2006 by operating segment are as follows:

	Global	Avaya
	Communications	Global
	Solutions	Services	Total
	Dollars in millions
Balance as of September 30, 2005	$642	$272	$914
Impact of foreign currency exchange rate fluctuations	(7)	(3)	(10)
Balance as of December 31, 2005	$635	$269	$904

The following table presents the components of the Company’s acquired intangible assets.

	December 31, 2005			September 30, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	Dollars in millions
Existing technology	$101	$45	$56	$101	$41	$60
Customer relationships and other intangibles	285	57	228	288	45	243
Total amortizable intangible assets	$386	$102	$284	$389	$86	$303
Minimum pension adjustment, net of tax	33	—	33	34	—	34
Total intangible assets	$419	$102	$317	$423	$86	$337

During the first quarter of fiscal 2006, amortization and the impact of foreign currency fluctuations resulted in a decrease of $20 million in the net intangible assets balance. The weighted average useful life of the technology, customer relationships, and trademarks are 5 years, 6 years and 5 years, respectively.

Amortization expense for the Company’s acquired intangible assets was $16 million for the first quarter of fiscal 2006. The majority of future estimated amortization expense is associated with intangible assets acquired in the Tenovis acquisition. Estimated future amortization expense is shown in the following table.

Expected future
amortization expense
Dollars in millions
Remainder of fiscal 2006	$46
2007	58
2008	58
2009	56
2010	44
2011 and thereafter	22
Future amortization expense	$284

The minimum pension adjustment, net of tax, represents unrecognized prior service costs associated with the recording of a minimum pension liability in fiscal 2004, 2003 and 2002. This intangible asset may be eliminated or adjusted as necessary when the amount of minimum pension liability is reassessed, which is conducted at least annually.

6.   Supplementary Financial Information

Statement of Income Information

	Three months ended December 31,
	2005	2004
	Dollars in millions
OTHER INCOME (EXPENSE), NET
Interest income	$7	$6
Loss on long-term debt extinguishment, net	—	(41)
Other, net	(2)	(3)
Total other income (expense), net	$5	$(38)

Balance Sheet Information

	December 31, 2005	September 30, 2005
	Dollars in millions
INVENTORY:
Finished goods	$264	$274
Raw materials	18	14
Total inventory	$282	$288
PROPERTY, PLANT AND EQUIPMENT, NET:
Land and improvements	$51	$41
Buildings and improvements	443	430
Machinery and equipment	614	640
Rental equipment	211	210
Assets under construction	9	7
Internal use software	240	237
Total property, plant and equipment	1,568	1,565
Less: Accumulated depreciation and amortization	(853)	(827)
Property, plant and equipment, net	$715	$738
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Cumulative translation adjustment	$25	$48
Minimum pension liability, net of tax	(928)	(928)
Unrealized holding loss on securities classified as available for sale	(2)	(3)
Accumulated other comprehensive loss	$(905)	$(883)

Cash Flow Information

Three months ended
December 31, 2004
Dollars in millions
CASH USED FOR ACQUISITIONS
Working capital, other than cash	$(83)
Property, plant and equipment	282
Goodwill	677
Intangible assets and in-process research and development	349
Long-term debt	(287)
Other liabilities	(555)
Net cash used to acquire businesses	$383

7.   Restructuring Programs

Fourth Quarter 2005 Restructuring Plan

During the fourth quarter of fiscal 2005, the Company recorded a $22 million restructuring charge to reorganize its North American sales and service organizations, consolidate facilities and reduce the workforce in order to optimize the cost structure. As of September 30, 2005, the balance of the reserve recorded in the fourth quarter of fiscal 2005 was $17 million. The following table summarizes the activity related to this restructuring liability recorded in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” for the first quarter of fiscal 2006:

	Employee	Lease
	Separation	Termination
	Costs	Obligations	Total
	Dollars in millions
Balance as of September 30, 2005	$7	$10	$17
Cash payments	(2)	(2)	(4)
Balance as of December 31, 2005	$5	$8	$13

The Company may take further restructuring actions in the future in its EMEA region. The potential number of employee reductions and cost per employee cannot be reasonably estimated at this time.

EITF 95-3 Reserve

This reserve reflects the remaining balance associated with employee separation charges related to the acquisition of Tenovis. This balance is included in other liabilities in the Company’s Consolidated Balance Sheets. The following table summarizes the components of this reserve during the first quarter of fiscal 2006:

Employee
Separation
Costs
Dollars in millions
Balance as of September 30, 2005	$70
Foreign currency impacts	(1)
Cash payments	(12)
Balance as of December 31, 2005	$57

EITF 94-3 Reserve

This restructuring reserve reflects the remaining balance associated with the business restructuring charges related to lease terminations recorded in fiscal 2000 through 2002 in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and is included in other liabilities in the Company’s Consolidated Balance Sheets. The changes in estimates are included in selling, general and administrative expenses in the Company’s Consolidated Statements of Income. The following table summarizes the components of this restructuring reserve during the first quarter of fiscal 2006:

Lease
Termination
Obligations
Dollars in millions
Balance as of September 30, 2005	$24
Changes in estimates	1
Cash payments	(3)
Balance as of December 31, 2005	$22

8.   Long-Term Debt

Debt outstanding consists of the following:

	December 31, 2005	September 30, 2005
	Dollars in millions
Debt maturing within one year:
Capital lease obligations	$5	$5
Long-term debt:
11 1/8% Senior Notes, net of discount, premium and net deferred gain on interest rate swap	13	14
Capital lease obligations	12	11
Total long-term debt	25	25
Total debt	$30	$30

Through a series of transactions during fiscal 2005, the Company reduced the carrying value of the 11 1/8% Senior Notes due April 2009 (“Senior Notes”) from $294 million as of September 30, 2004 to $14 million as of September 30, 2005. These notes can be redeemed at the Company’s option beginning in April 2006. In February 2006, the Company provided notice to the trustee under the note indenture that it will redeem all outstanding notes in April 2006.

Fair Value of Long-Term Debt

The following table summarizes the number of outstanding Senior Notes, their aggregate carrying value, and their related fair value as of December 31, 2005 and September 30, 2005:

	December 31, 2005			September 30, 2005
	Number			Number
	of Notes	Carrying	Fair	of Notes	Carrying	Fair
	Outstanding	Value	Value	Outstanding	Value	Value
Dollars in millions
Senior Notes	13,205	$13	$15	13,205	$14	$15

The carrying value as of September 30, 2005 of $14 million is comprised of the aggregate principal amount outstanding of $13 million increased for $1 million of unamortized premium, net of discount and the net unamortized deferred gain related to the termination of interest rate swap agreements. The reduction in carrying value as of December 31, 2005 is due to the amortization of the net premium and deferred gain.

The fair value of the Senior Notes is based upon quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements taking into consideration the underlying terms of the debt.

Credit Facility Amendments

On February 23, 2005, the Company entered into a Credit Agreement among the Company, Avaya International Sales Limited, an indirect subsidiary of the company, a syndicate of lenders and Citicorp USA, Inc., as agent for the lenders (the “credit facility”). The commitments pursuant to the Company’s previous Amended and Restated Five Year Revolving Credit Facility Agreement, dated as of April 30, 2003 (as amended), among the Company, the lenders party thereto and Citibank, N.A., as agent for the lenders, were terminated and the security interests securing obligations under that facility were fully released.

Under the credit facility, borrowings are available in U.S. dollars or euros, and the maximum amount of borrowings that can be outstanding at any time is $400 million, of which $150 million may be in the form of letters of credit. The credit facility is a five-year revolving facility (with an expiration date of February 23, 2010) and is not secured by any assets. The credit facility contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining a maximum ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization, adjusted for certain business restructuring charges and related expenses and non-cash charges, referred to as adjusted EBITDA, of 2.00 to 1.00, (c) maintaining a minimum ratio of adjusted EBITDA to interest expense of 4.00 to 1.00, (d) limitations on the incurrence of subsidiary indebtedness, (e) limitations on liens, (f) limitations on investments and (g) limitations on the creation or existence of agreements that prohibit liens on our properties. The credit facility also limits the Company’s ability to make dividend payments or distributions or to repurchase, redeem or otherwise acquire shares of its common stock to an amount not to exceed 50% of consolidated net income of the Company for the fiscal year immediately preceding the fiscal year in which such dividend, purchase, redemption, retirement or acquisition is paid or made. For fiscal 2006, the credit facility allows the Company to repurchase, redeem or otherwise acquire shares of its common stock up to an amount not to exceed $461 million, or 50% of fiscal 2005 net income. As of December 31, 2005, the Company was in compliance with all of the covenants included in the credit facility.

The credit facility provides that the Company may use up to $1 billion in cash (excluding transaction fees) and assumed debt for acquisitions completed after February 23, 2005, provided that it is in compliance with the terms of the agreement. The acquisition amount will be permanently increased to $1.5 billion after consolidated EBITDA of the Company and its subsidiaries for any period of twelve consecutive months equals or exceeds $750 million.

There are currently $57 million of letters of credit issued under the credit facility. There are no other outstanding borrowings under the facility. The Company believes the credit facility provides it with an important source of backup liquidity.

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

	Three months ended December 31,
	2005	2004
	Dollars in millions, except per share amounts
Earnings Per Common Share—Basic:
Income from continuing operations available to common stockholders	$71	$33
Loss from discontinued operations	—	(2)
Net income	$71	$31
Earnings per share from continuing operations	$0.15	$0.07
Earnings per share from discontinued operations	—	—
Earnings per share—basic	$0.15	$0.07
Weighted average shares outstanding—basic	471	460
Earnings Per Common Share—Diluted:
Income from continuing operations available to common stockholders	$71	$33
Interest charges associated with LYONs convertible debt, net of tax effects	—	2
Income from continuing operations after assumed conversion of LYONs debt	71	35
Loss from discontinued operations	—	(2)
Net income after assumed conversion of LYONs debt	$71	$33
Earnings per share from continuing operations	$0.15	$0.07
Earnings per share from discontinued operations	—	—
Earnings per share—diluted	$0.15	$0.07
Diluted Weighted Average Shares Outstanding:
Weighted average shares outstanding—basic	471	460
Dilutive Potential Common Shares:
Stock Options	5	8
Restricted Stock Units	1	—
Warrants	1	6
LYONs Convertible Debt	—	18
Weighted average shares outstanding—diluted	478	492
Securities excluded from the computation of diluted earnings per common share:
Stock options(1)	37	12
Warrants(1)	—	6
	37	18

(1)          These securities have been excluded from the diluted earnings per common share calculation because their inclusion would have been antidilutive as their exercise prices were higher than the average market price during the period.

On April 19, 2005, the Board of Directors authorized a share repurchase plan (the “plan”). Under the provisions of the plan, Avaya may use up to $500 million of cash to repurchase shares of its outstanding common stock through April 2007. For fiscal 2006, the credit facility limits the Company’s ability to make dividend payments or distributions or to repurchase, redeem or otherwise acquire shares of Avaya common stock to $461 million (which represents 50% of net income for the Company for fiscal 2005). During the first quarter of fiscal 2006, the Company repurchased and retired 7,947,600 shares at an average purchase price of $11.32 per share, for a total of $90 million. From January 1, 2006 through February 7, 2006, the Company repurchased and retired 4,867,600 shares at an average purchase price of $10.49 per share, for an additional $51 million. Approximately $252 million is available through April 2007 for further share repurchases under the plan. These repurchases are made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price, the terms of Avaya’s credit facility and other factors.

10.   Income Taxes

The provision for income taxes in the first quarter of fiscal 2006 was based on an effective tax rate of 36.4%. The tax provision is comprised of U.S. federal, state and non-U.S. taxes.

On October 22, 2004, the American Jobs Creation Act of 2004 (“the Act”), was signed into law. The Act includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. With respect to the repatriation provision, the Company continues to evaluate the potential benefits as compared to the costs and expects to make a determination regarding its impact to the Company by the end of fiscal 2006.

11.   Benefit Obligations

The components of net periodic benefit cost (credit) for the three months ended December 31, 2005 and 2004 are provided in the table below:

	Pension Benefits—		Pension Benefits—		Postretirement
	U.S.		Non-U.S.		Benefits—U.S.
	Three months ended		Three months ended		Three months ended
	December 31,		December 31,		December 31,
	2005	2004	2005	2004	2005	2004
	Dollars in millions
Components of Net Periodic Benefit Cost (Credit)
Service cost	$4	$4	$2	$2	$1	$1
Interest cost	41	42	4	2	8	10
Expected return on plan assets	(51)	(54)	—	—	(2)	(3)
Amortization of unrecognized prior service cost	2	2	—	—	4	2
Recognized net actuarial loss	14	9	—	—	1	2
Net periodic benefit cost	$10	$3	$6	$4	$12	$12

The Company provides certain pension benefits for U.S. and non-U.S. employees, which are not pre-funded. The Company makes payments as these benefits are disbursed. For the three months ended December 31, 2005, the Company made payments for these U.S. and non-U.S. pension benefits totaling $2 million and $2 million, respectively. Estimated payments for these U.S. and non-U.S. pension benefits for the remainder of fiscal 2006 are $5 million and $9 million, respectively.

The Company also provides certain retiree medical benefits for U.S. employees, which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed. For the three months ended December 31, 2005, the Company made payments totaling $12 million for these retiree medical benefits. Estimated payments for these retiree medical benefits for the remainder of fiscal 2006 are $35 million.

12.   Stock Compensation Plans

The Company has a stock compensation plan, which provides for the issuance to eligible employees of nonqualified stock options and restricted stock units representing Avaya common stock. In addition, the Company has an employee stock purchase plan under which eligible employees have the ability to purchase shares of Avaya common stock at 85% of the average of the high and low per share trading price of Avaya’s common stock on the New York Stock Exchange on the last trading day of each month.

Stock Options

Stock options are generally granted with an exercise price equal to or above the market value of a share of common stock on the date of grant. Stock options granted prior to fiscal 2004 are for a contractual term of ten years or fewer and generally vest within four years from the grant-date. Options granted in fiscal 2004 or afterwards have a contractual term of seven years and vest in three years. For the three months ended December 31, 2005, approximately $3.6 million of compensation expense related to stock options was recorded. At the 2004 Annual Meeting of Shareholders, the Avaya Inc. 2004 Long Term Incentive Plan (the “Plan”) was approved. The Plan became the successor plan and no further grants will be made from, the Company’s four previous existing plans: the 2000 Long Term Incentive Plan, the 2000 Stock Compensation Plan for Non-employee Directors, the Broad Based Stock Option Plan, and the Long Term Incentive Plan for Management Employees (the “Existing Plans”). The consolidation of the Existing Plans into the Plan resulted in an aggregate reduction in the number of shares eligible for awards under the existing plans. As of December 31, 2005, there were 14 million stock options authorized for grant to purchase Avaya common stock under the Company’s stock compensation plan.

In connection with certain of the Company’s acquisitions, outstanding stock options held by employees of acquired companies became exercisable for Avaya’s common stock, according to their terms, effective at the acquisition date. The fair value of these options was included as part of the purchase price.

The company calculates expected volatility based on implied and historical volatility of the company’s common stock, and other factors. The risk-free interest rate assumption is based upon observed interest rate appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s intent not to issue a dividend under its dividend policy. The expected holding period assumption was estimated based on historical experience.

As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first fiscal quarter of 2006 is based on awards ultimately expected to vest, it had been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

The fair value of each option grant was estimated on the grant-date using the lattice-binomial model with the following weighted average assumptions:

Three months ended December 31, 2005
WEIGHTED AVERAGE ASSUMPTIONS:
Expected volatility	58.62%
Dividend yield	0.00%
Risk-free interest rate	4.39%
Annual forfeiture rate	5.73%
Expected holding period (in years)	3.49

The following table summarizes information concerning options outstanding including the related transactions under the Plan for the three months ended December 31, 2005 and the year ended September 30, 2005:

	Shares (000’s)	Weighted Average Exercise Price
OPTIONS OUTSTANDING AS OF SEPTEMBER 30, 2004	48,540	$13.35
Granted	7,189	14.90
Exercised	(4,421)	7.84
Forfeited and Expired	(2,783)	15.72
OPTIONS OUTSTANDING AS OF SEPTEMBER 30, 2005	48,525	13.95
Granted	4,706	11.17
Exercised	(600)	4.95
Forfeited and Expired	(437)	17.73
OPTIONS OUTSTANDING AS OF DECEMBER 31, 2005	52,194	$13.77

The following table summarizes the status of the Company’s stock options as of December 31, 2005:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Shares (000’s)	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)	Shares (000’s)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)
$0.01 to $9.70	10,493	3.77	$4.40	$66,050	8,788	$4.47	$54,667
$9.71 to $14.79	15,579	5.44	12.41	440	9,952	13.16	132
$14.80 to $15.19	12,317	4.76	14.84	—	12,317	14.84	—
$15.20 to $19.36	6,970	5.56	16.17	—	6,913	16.17	—
$19.36 to $51.21	6,835	3.16	26.87	—	6,834	26.87	—
Total	52,194		$13.77	$66,490	44,804	$14.47	$54,799

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s average stock price on December 31, 2005, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable on December 31, 2005 was approximately 9 million. The weighted average remaining contractual life on December 31, 2005 for outstanding and exercisable options is 4.66 and 4.60 years respectively.

Restricted Stock Units

The Company’s stock compensation plan permits the granting of restricted stock units to eligible employees and non-employee Directors at fair market value at the date of grant and typically become fully vested over a four-year period. Restricted stock units are payable in shares of the Company’s common stock upon vesting.

The following table presents a summary of the status of the Company’s nonvested restricted stock units as of September 30, 2005, and changes during the three months ended December 31, 2005:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares (000’s)	Fair Value
Nonvested shares at September 30, 2005	3,708	$12.08
Granted	2,051	11.06
Vested	(427)	2.56
Forfeited	(64)	13.50
Nonvested shares at December 31, 2005	5,268	$12.44

As of December 31, 2005, there was approximately $45 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 4.0 years. Compensation expense related to restricted stock units was $4 million and $2 million for the three months ended December 31, 2005 and 2004, respectively. At December 31, 2005 the Company had approximately 6.6 million restricted stock units outstanding.

Performance-Based Restricted Stock Units

Performance-based restricted stock units vest upon the achievement of certain targets, and are payable in shares of the Company’s common stock upon vesting typically over a three-year period. The fair value is based on the market price of the Company’s stock on the grant-date and assumes that the target payout level will be achieved. Compensation cost is adjusted for subsequent changes in the expected outcome of performance-related conditions until the vesting date.

On December 15, 2005, the Compensation Committee of the Board of Directors approved awards of 350,000 performance-vesting restricted stock units to executive officers of the Company pursuant to the terms of the Avaya Inc. 2004 Long Term Incentive Plan.

Employee Stock Purchase Plan

Under the terms of the employee stock purchase plan, eligible employees may have up to 10% of eligible compensation deducted from their pay to purchase Avaya common stock. The per share purchase price is 85% of the average high and low per share trading price of Avaya’s common stock on the New York Stock Exchange on the last trading day of each month. For the three months ended December 31, 2005, approximately $600,000 of compensation expense related to the employee stock purchase plan was recorded.

13.   Operating Segments

The Company reports its operations in two segments—GCS and AGS. The GCS segment develops, markets and sells communications systems including IP telephony systems, multi-media contact center infrastructure and converged applications in support of customer relationship management, unified communications applications, appliances such as IP telephone sets and traditional voice communications systems. The AGS segment develops, markets and sells comprehensive end-to-end global service offerings that enable customers to plan, design, implement, monitor and manage their converged communications networks worldwide.

The GCS segment includes the portion of the rental and managed services revenue attributed to the equipment portion used in connection with the customer contracts. The portion of the customer rental and managed services contracts attributed to maintenance and other services are included in the AGS segment.

The segments are managed as two individual businesses and, as a result, include certain allocated costs and expenses of shared services, such as information technology, human resources, legal and finance (collectively, “corporate overhead expenses”). At the beginning of each fiscal year, the amount of certain corporate overhead expenses, including targeted annual incentive awards, to be charged to operating segments is determined and fixed for the entire year in the annual plan. The annual incentive award accrual is adjusted quarterly based on actual year to date results and those estimated for the remainder of the year. This adjustment of the annual incentive award accrual, as well as any other over/under absorption of corporate overhead expenses against plan is recorded and reported within the Corporate/Other Unallocated Amounts caption. Restructuring charges are also recorded and reported within the Corporate/Other Unallocated Amounts caption.

The Company has outsourced all of its manufacturing operations to a number of contract manufacturers. All manufacturing of the Company’s products is performed in accordance with detailed specifications and product design furnished by the Company and is subject to quality control standards. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties Affecting Our Results—Outsourcing of Certain Manufacturing Operations.”

Summarized financial information relating to the Company’s reportable segments is shown in the following table:

	Reportable Segments
	Global	Avaya	Corporate/Other
	Communications	Global	Unallocated
	Solutions	Services	Amounts	Total
	Dollars in millions
Three months ended December 31, 2005
Revenue	$661	$588	$—	$1,249
Operating income	43	60	4	107
Three months ended December 31, 2004
Revenue	$592	$556	$—	$1,148
Operating income	25	56	7	88

The following table sets forth the Company’s long-lived assets by geographic area:

	December 31,
	2005	2004
	Dollars in millions
U.S.	$442	$453
Outside the U.S.:
Germany	206	214
EMEA—Europe / Middle East / Africa (excluding Germany)	48	52
APAC—Asia Pacific	14	14
Americas, non-U.S.	5	5
Total outside the U.S.	273	285
Total	$715	$738

14.   Commitments and Contingencies

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

Commissions Arbitration Demand

In July 2002, Communications Development Corporation (“CDC”), a British Virgin Islands corporation, made formal demand for arbitration for alleged unpaid commissions in an amount in excess of $10 million, stemming from the sale of products from Avaya’s businesses that were formerly owned by Lucent involving the Ministry of Russian Railways. In April 2003, CDC initiated the arbitration before the American Arbitration Association. The plaintiff alleges that as a result of agreements entered into between the plaintiff and the Company, it is owed commissions on sales by the Company to the Ministry of Russian Railways on a continuing basis. The Company believes that the agreements relating to the plaintiff’s claim have expired or do not apply to the products in question. As the sales of products continue, CDC may likely increase its commission demand. An arbitration hearing commenced in December 2005, with the parties expecting to reconvene for further arbitration proceedings some time in mid 2006. As the hearing in the matter is not yet completed, an outcome cannot be predicted and, as a result, we cannot be assured that these cases will not have a material adverse effect on our financial position, results of operations or cash flows.

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

The complaints, which are substantially similar to one another, allege, among other things, that the plaintiffs were injured by reason of certain allegedly false and misleading statements made by us relating to the cost of the Tenovis integration, the disruption caused by changes in the delivery of our products to the market and reductions in the demand for our products in the U.S., and that based on the foregoing we had no basis to project our stated revenue goals for fiscal 2005. The Company has been served with a number of these complaints. No class has been certified in the actions. The complaints seek compensatory damages plus interest and attorneys’ fees. In August 2005, the court entered an order identifying a lead plaintiff and lead plaintiffs’ counsel. A consolidated amended complaint was filed in October 2005. Pursuant to a scheduling order issue by the District Court, defendants filed their motion to dismiss the consolidated complaint in December 2005.

This consolidated matter is still in the early stages of litigation and an outcome cannot be predicted and, as a result, we cannot be assured that these cases will not have a material adverse effect on our financial position, results of operations or cash flows.

Derivative Litigation

In May and July of 2005, three derivative complaints were filed against certain officers and the Board of Directors (“Board”) of the Company. Two complaints were filed in the United States District Court, District of New Jersey, and one was filed in the Superior Court of New Jersey, Somerset County. The allegations in each of the complaints are substantially similar and include the Company as a nominal defendant. The complaints allege, among other things, that defendants violated their fiduciary duties by failing to disclose material information and/or by misleading the investing public about the Company’s business, asserting claims substantially similar to those asserted in the actions described above under “Securities Litigation.” The complaints seek contribution from the defendants to the Company for alleged violations of the securities laws, restitution to the Company and disgorgement of profits earned by defendants, and fees and costs. These actions are in the early stages of litigation and an outcome cannot be predicted and, as a result, we cannot determine if they will have an effect on our business or operations or, if they do, whether their outcomes will have a material adverse effect on our business or operations.

ERISA Class Action

In July 2005, a purported class action lawsuit was filed in the United States District Court for the District of New Jersey against us and certain of our officers, employees and members of the Board of Directors (the “Board”) of the Company, alleging violations of certain laws under the Employee Retirement Income Security Act of 1974 (“ERISA”). On October 17, 2005, an amended purported class action was filed against us and certain of our officers, employees and members of the Board. Like the initial complaint, the amended complain purports to be filed on behalf of all participants and beneficiaries of the Avaya Inc. Savings Plan, the Avaya Inc. Savings Plan for Salaried Employees and the Avaya Inc. Savings Plan for the Variable Workforce (collectively, the “Plans”), during the period from October 5, 2004 through July 20, 2005. It contains factual allegations substantially similar to those asserted in the matters under the heading of “Securities Litigation.”

The complaint alleges, among other things, that the named defendants breached their fiduciary duties owed to participants and beneficiaries of the Plans and failed to act in the interests of the Plans’ participants and beneficiaries in offering Avaya common stock as an investment option, purchasing Avaya common stock for the Plans and communicating information to the Plans’ participants and beneficiaries. No class has been certified in the action. The complaint seeks a monetary payment to the plans to make them whole for the alleged breaches, costs and attorneys’ fees. Pursuant to a scheduling order entered by the District Court, defendants filed their motion to dismiss the amended complaint in December 2005.

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

Antitrust Lawsuit

In August 2005, United Asset Coverage, Inc. (“UAC”), filed a verified complaint against the Company in the United States District Court, Northern District of Illinois, alleging, among other things, violations of federal and state antitrust laws, in the manner in which UAC seeks to protect its proprietary information. The verified complaint sought a temporary restraining order against the Company to enjoin immediately its practice of limiting the use of its proprietary information in a manner which UAC believes is in violation of its contracts and licensing agreements. The court denied UAC’s motion for temporary restraints. A preliminary injunction hearing began on October 25, 2005, and after several adjournments of the hearing based on the District Court’s schedule, concluded on November 22, 2005. The parties submitted post-hearing briefs in support of their respective positions in mid December 2005. In early January 2006, the District Court issued its decision, denying in its entirety plaintiff’s motion for a preliminary injunction. The District Court also entered an order regarding scheduling in the matter. Even though Avaya prevailed in the preliminary injunction proceeding, an outcome in this matter cannot be predicted at this time, and we cannot be assured that this case will not have a material adverse effect on our financial position, results of operations or cash flows.

Environmental, Health and Safety Matters

The Company is subject to a wide range of governmental requirements relating to employee safety and health and to the handling and emission into the environment of various substances used in its operations. The Company is subject to certain provisions of environmental laws, particularly in the United States and Germany, governing the cleanup of soil and groundwater contamination. Such provisions impose liability for the costs of investigating and remediating releases of hazardous materials at currently or formerly owned or operated sites. In certain circumstances, this liability may also include the cost of cleaning up historical contamination, whether or not caused by the Company. The Company is currently conducting investigation and/or cleanup of known contamination at ten of its current or former facilities either voluntarily or pursuant to government directives. Based on currently available information, none of the sites is reasonably likely to generate environmental costs that will be individually material nor will environmental costs for all sites in the aggregate be material for fiscal 2006. There are no known third parties who may be responsible for investigation and/or cleanup at these sites and therefore, for purposes of assessing the adequacy of accruals for these liabilities, the Company has not assumed that it will recover amounts from any third party, including under any insurance coverage or indemnification arrangement. Although the Company does not separately track recurring costs of managing hazardous substances and pollutants in ongoing operations, it does not believe them to be material.

It is often difficult to estimate the future impact of environmental matters, including potential liabilities. The Company has established financial reserves to cover environmental liabilities where they are probable and reasonably estimable. Reserves for estimated losses from environmental matters are undiscounted and consist primarily of estimated remediation and monitoring costs and are, depending on the site, based primarily upon internal or third party environmental studies and the extent of contamination and the type of required cleanup. The Company is not aware of, and has not included in reserves any provision for, any unasserted environmental claims.

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

The Company assesses the adequacy of environmental reserves on a quarterly basis. The Company does not expect the outcome of these matters to have a material impact on its financial position. Expenditures for environmental matters for the first quarters of fiscal 2006 and 2005 were not material to the Company’s financial position, results of operations or cash flows. Payment for the environmental costs covered by the reserves may be made over a 30-year period.

Product Warranties

The Company recognizes a liability for the estimated costs that may be incurred to remedy certain deficiencies of quality or performance of the Company’s products. These product warranties extend over a specified period of time generally ranging up to two years from the date of sale depending upon the product subject to the warranty. The Company accrues a provision for estimated future warranty costs based upon the historical relationship of warranty claims to sales. The Company periodically reviews the adequacy of its product warranties and adjusts, if necessary, the warranty percentage and accrued warranty reserve, which is included in other current liabilities in the Consolidated Balance Sheets, for actual experience.

Dollars in millions
Balance as of September 30, 2005	$30
Reductions for payments and costs to satisfy claims	(9)
Accruals for warranties issued during the period	9
Balance as of December 31, 2005	$30

Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements

Letters of Credit

The Company has entered into uncommitted credit facilities that vary in term totaling $84 million as of December 31, 2005, for the purpose of securing third party financial guarantees such as letters of credit which ensure the Company’s performance or payment to third parties. Additionally, the Company has a $400 million committed credit facility, which is discussed in Note 8 “Long-Term Debt.” As of December 31, 2005, the Company had outstanding an aggregate of $141 million in irrevocable letters of credit under the committed and uncommitted credit facilities (including $57 million under its $400 million committed credit facility).

Surety Bonds

The Company arranges for the issuance of various types of surety bonds, such as license, permit, bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. These bonds vary in duration although most are issued and outstanding from six months to three years. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $38 million as of December 31, 2005. Historically, no surety bonds have been drawn upon.

Purchase Commitments and Termination Fees

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and to help assure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that allows them to produce and procure inventory based upon forecasted requirements provided by the Company. If the Company does not meet these specified purchase commitments, it could be required to purchase the inventory, or in the case of certain agreements, pay an early termination fee. As of December 31, 2005, the maximum potential payment under these commitments was approximately $161 million. Historically, the Company has not been required to pay a charge for not meeting its designated purchase commitments with these suppliers.

The Company’s outsourcing agreement with its most significant contract manufacturer expires in May 2006. The agreement will automatically renew for successive one-year terms unless either party elects to terminate the agreement by giving notice to the other party six months prior to the expiration of the renewal term. Pursuant to the requirements of the agreement, the Company gave notice in November 2005 of its intention not to renew this outsourcing agreement. The Company is in discussions to negotiate a new outsourcing agreement. However, there can be no assurance that the Company will be able to negotiate a new agreement with this contract manufacturer or, alternatively, negotiate a replacement agreement with a new contract manufacturer on favorable terms. The Company relies on outside sources for the supply of the components of its products and for the finished products. Delays or shortages associated with these components as well as a change in contract manufacturer could adversely affect our operating results.

Product Financing Arrangements

The Company sells products to various resellers that may obtain financing from certain unaffiliated third party lending institutions.

The Company had a product financing arrangement with one U.S. reseller which expired in fiscal 2005. Accordingly, Avaya is no longer obligated to repurchase inventory previously sold to this reseller in the event the lending institution, which financed the transaction, repossesses the reseller’s inventory of the Company’s products.

For the Company’s product financing arrangement with resellers outside the U.S., in the event participating resellers default on their payment obligations to the lending institution, the Company is obligated under certain circumstances to guarantee repayment to the lending institution. The repayment amount fluctuates with the level of product financing activity. The guarantee repayment amount reported to the Company from the lending institution was approximately $4 million as of December 31, 2005. The Company reviews and sets the maximum credit limit for each reseller participating in this financing arrangement. Historically, there have not been any guarantee repayments by the Company since the founding of Avaya Inc. in October 2000. The Company has estimated the fair value of this guarantee as of December 31, 2005, and has determined that it is not significant. There can be no assurance that the Company will not be obligated to repurchase inventory under this arrangement in the future.

Performance Guarantee

In connection with the sale of Connectivity Solutions and the sale of a portion of the Expanets business, the Company has assigned its rights and obligations under several real estate leases to the acquiring companies (the “assignees”). The remaining terms of these leases vary from one year to eight years. While the Company is no longer the primary obligor under these leases, the lessor has not completely released the Company from its obligation, and holds it secondarily liable in the event that the assignees default on these leases. The maximum potential future payments the Company could be required to make, if all of the assignees were to default as of December 31, 2005, would be approximately $19 million. The Company has assessed the probability of default by the assignees and has determined it to be remote.

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

Transactions with Lucent

In connection with the distribution in September 2000, the Company and Lucent executed and delivered the Contribution and Distribution Agreement and certain related agreements.

Pursuant to the Contribution and Distribution Agreement, Lucent contributed to the Company substantially all of the assets, liabilities and operations associated with its enterprise networking businesses (“Company’s Businesses”). The Contribution and Distribution Agreement, among other things, provides that, in general, the Company will indemnify Lucent for all liabilities including certain pre-distribution tax obligations of Lucent relating to the Company’s Businesses and all contingent liabilities primarily relating to the Company’s Businesses or otherwise assigned to the Company. In addition, the Contribution and Distribution Agreement provides that certain contingent liabilities not allocated to one of the parties will be shared by Lucent and the Company in prescribed percentages. The Contribution and Distribution Agreement also provides that each party will share specified portions of contingent liabilities based upon agreed percentages related to the business of the other party that exceed $50 million. See “Legal Proceedings” above for a discussion of the Company’s obligations under the settlement of certain litigation constituting shared contingent liabilities under the Contribution and Distribution Agreement. The Company is unable to determine the maximum potential amount of other future payments, if any, that it could be required to make under this agreement.

In addition, if the separation from Lucent fails to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code because of an acquisition of the Company’s stock or assets, or some other actions of the Company, then the Company will be solely liable for any resulting corporate taxes.

The Tax Sharing Agreement governs Lucent’s and the Company’s respective rights, responsibilities and obligations after the distribution with respect to taxes for the periods ending on or before the distribution. Generally, pre-distribution taxes or benefits that are clearly attributable to the business of one party will be borne solely by that party, and other pre-distribution taxes or benefits will be shared by the parties based on a formula set forth in the Tax Sharing Agreement. The Company may be subject to additional taxes or benefits pursuant to the Tax Sharing Agreement related to future settlements of audits by state and local and foreign taxing authorities for the periods prior to the Company’s separation from Lucent.

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

Our accompanying unaudited Consolidated Financial Statements as of December 31, 2005 and for the three months ended December 31, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission, or the SEC, for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2005, which were included in our Annual Report on Form 10-K filed with the SEC on December 13, 2005. In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated. Certain prior year amounts have been reclassified to conform to the current interim period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

Overview

Products, Applications and Services

We are a leading provider of communications solutions, comprised of equipment hardware, software and services that help enterprises transform their businesses by redefining the way they work and interact with their customers, employees, business partners, suppliers and others. Our goal is to help our customers optimize their enterprise communications networks in order to serve their customers better, enabling them to reduce costs and become more competitive while preserving the security and reliability of their networks. A key component of our strategy is to leverage our substantial experience and expertise in traditional voice communications systems to capitalize on the transition of these traditional voice systems to Internet Protocol (“IP”), and the adoption of IP telephony solutions. We believe our comprehensive suite of IP telephony solutions, communications applications and appliances, as supported by our global services organization and extensive network of business partners, transforms the enterprise communications system into a strategic asset for businesses, by enabling them to communicate to “anyone, at any place, at any time and in any way” they choose.

Our product offerings include:

•       IP telephony solutions;

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

We support our broad customer base with comprehensive global services offerings that enable our customers to plan, design, implement, maintain and manage their communications networks. We believe our global services organization is an important consideration for customers purchasing our products and applications and is a source of significant revenue for us, primarily from maintenance contracts. The skilled professionals of our services organization, together with our network of business partners and our ability to diagnose customer network faults remotely, can provide 24-hours-a-day, seven-days-a-week service to our customers around the world. Our end-to-end portfolio of services offerings provides a single point of accountability and includes:

•       value-added maintenance services;

•       professional services, consulting, design and network integration;

•       product implementation; and

•       rental and managed services.

Customers and Competitive Advantages

Our customer base is diverse, ranging in size from small businesses employing a few employees to large government agencies and multinational companies with over 100,000 employees. Our customers include enterprises operating in a broad range of industries around the world, including financial services, manufacturing, media and communications, professional services, health care, education and government.

We operate in approximately 50 countries and sell products and services through a network of business partners, distributors and dealers who have customers in nearly 100 other countries. As a result of our acquisition of Tenovis in November 2004, we have significantly increased our presence in Europe, particularly in Germany. In the first quarter of fiscal 2006, approximately 41% of our revenues were generated outside the U.S.

We are focused on the migration of our customers’ traditional voice communications to a converged network that provides for the integration of voice, data, video and other applications traffic on a single network. We offer customers the flexibility to implement new IP telephony solutions or “IP-enable” their existing voice communications systems, thereby preserving some of their existing communications technology investments and allowing them to implement IP telephony at their own pace. Converged networks offer increased functionality and provide our enterprise customers with the ability to reach the right person at the enterprise, at the right time, in the right place and in the right way, thereby optimizing business interactions and enhancing our customers’ ability to grow revenue and reduce costs. Our products, applications and services are driving the integration of communications and business processes, making communications an important component of our customers’ business strategies.

We enjoy several strengths that we believe provide us with a competitive advantage in the enterprise communications market:

•       clear focus on the enterprise;

•       extensive voice experience and expertise, and a reputation for superior products and technology for voice processing and applications;

•       a comprehensive suite of industry-leading communications applications, including remote/mobile offerings such as speech access, remote agents and softphones, which allow our customers to improve worker productivity and reduce network and real estate costs by providing secure business communications to a dispersed workforce;

•       investment protection for traditional telephony systems, allowing customers to upgrade and take advantage of the benefits of IP telephony while maintaining a significant portion of their previous equipment investment (i.e. “IP-enable” their existing voice communications system);

•       a large installed global customer base;

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

First Quarter Fiscal 2006 Financial and Operating Results

Revenue—Revenue was $1,249 million and $1,148 million for the first quarters of fiscal 2006 and 2005, respectively. The 8.8% revenue growth was across both of our operating segments and in our EMEA region, which benefited from a full quarter’s results of the Tenovis business which we acquired in the first quarter of fiscal 2005, as well as our APAC region, which benefited from increased revenues associated with Avaya GlobalConnect, or AGC. Revenue was partially offset by unfavorable currency impacts in both segments, primarily related to the euro, which experienced a 13% decrease in value against the U.S. dollar from December 31, 2004 to December 31, 2005.

Profitability—We earned income from continuing operations during the first quarter of fiscal 2006 of $71 million, compared to $33 million during the first quarter of fiscal 2005. We have achieved net income for each of the last 11 consecutive quarters and each of our operating segments has been profitable on an annual basis for the past two fiscal years. Our operating income was $107 million or 8.6% of revenue, for the first quarter of fiscal 2006, compared to $88 million, or 7.7% of revenue, for the first quarter of fiscal 2005. Included in this fiscal 2006 increase is a $21 million one-time benefit arising from a change in company policy with respect to carryover of vacation days applicable to substantially all of our U.S. non-represented employees.

Liquidity—Our debt balance remained at $30 million as of December 31, 2005, which is comprised of capital lease obligations and the remaining senior notes balance of $13 million. We ended the first quarter of fiscal 2006 with a cash balance of $726 million.

Key Trends and Uncertainties Affecting Our Results

Trends and Uncertainties Affecting Our Revenue

The following are the key factors currently affecting our revenue:

•       Acquisition of Tenovis—Our acquisition of Tenovis resulted in a significant increase in our revenues. The large installed base of European customers that we acquired has enabled us to increase our presence in Europe.

•       Technology transition—There are several factors that indicate that enterprises may be poised to transition their traditional communications systems to next-generation communications technology. First, although many large companies have already begun to transition to IP telephony, IP telephony lines still constitute a very small percentage of global installed enterprise telephony lines. We have begun to see companies that have purchased IP-enabled communications technology start to implement IP technology across their organizations. In addition, the average age of non-IP enterprise telephony systems is over ten years. Although these systems continue to operate reliably after ten years, enterprises typically will consider a new investment in enterprise communications technology at this point in the telephony system’s lifecycle. Accordingly, we believe that enterprises may consider new investments in enterprise communications and if they decide to make such investments, may consider IP telephony. Additionally, we believe that IP telephony has gained widespread acceptance in the marketplace as an alternative replacement option, and expect to see increased demand as the industry goes through the mainstream adoption phase in the product lifecycle. Other factors enterprises may consider as they decide whether to deploy IP telephony include whether IP telephony will provide the level of security and reliability provided by traditional telephony systems.

•        Competitive environment—We have historically operated, and continue to operate, in an extremely competitive environment. One aspect of this environment is that we regularly face pricing pressures in the markets in which we operate. We have been able to mitigate the effects of pricing pressures on profitability through our actions to improve gross margins, including cost reduction initiatives. For other uncertainties related to the competitive environment in which we operate, see “Forward Looking Statements—Risks Related To Our Revenue and Business Strategy—We face intense competition from our current competitors and, as the enterprise communications and information technology markets evolve, may face increased competition from companies that do not currently compete directly against us.”

•       Pressures on services business—We expect to continue to face challenges in our Avaya Global Services segment. A high correlation exists with respect to customers who purchase products also electing to purchase maintenance contracts at the time of the product purchase. The maintenance business has been negatively affected by cancellations, subsequent contract renegotiations and changes in scope (i.e. number of ports, number of sites, or hours and levels of coverage) at the time of renewal, and pricing pressures. Our managed services business generally involves larger contracts with customers who outsource responsibility for their voice applications domain to us. We expect to face challenges in this area relating to timing and closure of new business opportunities, as well as pricing pressures and scope changes similar to the maintenance business.

•       Economic conditions—An important factor affecting our ability to generate revenue is the effect of general economic conditions on our customers’ willingness to spend on information technology and, particularly, enterprise communications technology. As economic conditions have gradually improved in most of our markets over the past few years, we have seen indications that enterprises may be more willing to spend on enterprise communications technology than in the past several years. While the world economy is expected to grow, variability in employment, corporate profit growth, interest rates, energy prices and other factors in specific markets could impact corporate willingness to spend on communications technology in the near term. Additionally, the country-to-country variability in worldwide economic growth could also impact our business as growth rates of developed and more stable economies tend to be lower than that of emerging economies, where there could be more variables affecting the economic growth. Weakness and uncertainty in European economies, coupled with the high concentration of our business in Germany, have the potential to affect our results in Europe as high unemployment levels and low economic growth forecasts, particularly in Germany, remain a concern.

•       Foreign currency—With the full quarter benefit from the Tenovis acquisition included in our results, our revenues outside of the U.S. were 41% of our consolidated revenues in the first quarter of fiscal 2006 compared to 36% in the first quarter of fiscal 2005. Any weakening of the U.S. dollar against other currencies, particularly the euro, will have a positive impact on our reported revenues and profitability. Conversely, any strengthening of the U.S. dollar will have a negative impact.

•       Indirect distribution channel—During fiscal 2005, some of our indirect channel partners began to reduce their levels of inventory. Although we noted no decreases in sales out to end customers, the timing of purchases by indirect channel distributors affected our revenues. In addition, we implemented programs with our largest distributors to move toward an inventory replenishment model, which may further affect the timing of purchases of our products made by our channel partners. For the first quarter of fiscal 2006, inventory in the channel was consistent with the levels experienced during the last few quarters.

Continued Focus on Cost Structure

As a result of the growth of our revenue and our continued focus on controlling costs, we returned to profitability in the third quarter of fiscal 2003 and have been profitable in each of the ten subsequent quarters. During fiscal 2005 and into fiscal 2006, we continued to focus on controlling our costs, particularly in relation to our revenue. As part of our focus on controlling costs, we have reduced primarily the management and back office headcount in our U.S. sales organization, and have also reduced the headcount in our services business. During fiscal 2005, we reached agreements with the Works Councils in Europe to reduce our workforce by approximately 530. Most of these positions have been eliminated, and we have begun to realize the full benefits of these actions.

As discussed in more detail below, our gross margin was roughly flat at 47.3% for the first quarter of fiscal 2005, compared to 47.2% for the first quarter of fiscal 2006. Cost savings associated with headcount reductions and a $10 million benefit from the reduction of a portion of our vacation accrual in connection with the change in Company policy were offset by increased employee benefit costs.

As a percentage of revenue, our selling, general and administrative, or SG&A, expenses decreased from 31.1% for the first quarter of fiscal 2005 to 30.8% for the first quarter of fiscal 2006. This decrease was primarily due to an $7 million benefit from the reduction of a portion of our vacation accrual in connection with the change in Company policy, as well as savings from fiscal 2005 headcount reductions. These favorable items were partially offset by increased employee benefit costs.

Strategic Uses of Cash and Cash Equivalents

As further discussed in “Liquidity and Capital Resources,” our cash balance was reduced by $24 million during the quarter to $726 million as of December 31, 2005. During the first quarter of fiscal 2006, we used $90 million to repurchase 7,947,600 shares of our common stock in accordance with a share repurchase plan authorized by the Board of Directors. See Part II, Item 2. “Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities” for more information. We also continued to use cash for capital expenditures and software development costs.

Deferred Tax Assets

As of December 31, 2005, we had $935 million in net deferred tax assets resulting from tax credit carry forwards, net operating losses and other deductible temporary differences, which are available to reduce taxable income predominately in the U.S. in future periods. The amount is net of a valuation allowance of $159 million, which was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The valuation allowance is comprised of $136 million of non-U.S. deferred tax assets and $23 million relating to certain U.S. federal and state deferred tax assets that continue to be fully valued. Included in the net deferred tax assets is an $89 million net deferred tax liability related to the acquisition of intangible assets acquired in Germany and Canada.

Outsourcing of Certain Manufacturing Operations

We have outsourced substantially all of our product manufacturing operations.  Most of these operations have been outsourced to Celestica Inc. (“Celestica”) and are currently manufactured in North America, France, and Malaysia, although we also have other contract manufacturers.  Our outsourcing agreement with Celestica expires in May 2006.  The agreement automatically renews for successive one-year terms unless either party elects to terminate the agreement by giving notice to the other party six months prior to the expiration.  Pursuant to the requirements of the agreement, we gave notice to Celestica on November 2, 2005 of our intention not to renew our outsourcing agreement.  We are in discussions to negotiate a new outsourcing agreement.  The remaining sources of our manufacturing capacity are outsourced to a number of other contract manufacturers located in the United Kingdom, France and China.  All manufacturing of the Company’s products is performed in accordance with detailed specifications and product designs furnished by the Company and is subject to quality control standards.

At the end of the quarter, we experienced disruption and delays in delivery of certain products from our contract manufacturers in meeting required timelines for our customer requirements.  We are continuing to experience these delays early in our second fiscal quarter.  We are working closely with our contract manufacturers to resolve or minimize any impact this might have on revenue for the second quarter.  However, due to the number of variables involved, it is difficult to quantify the impact, if any, at this time.  For more information on risks related to the outsourcing of certain manufacturing operations, see “Forward Looking Statements—Risks Related To Our Operations—We depend on contract manufacturers to produce the majority of our products and if these manufacturers are unable to fill our orders on a timely and reliable basis, we will likely be unable to deliver our products to meet customer orders or satisfy their requirements.”

Operating Segments

We manage our business based on two operating segments—Global Communications Solutions, or GCS, and Avaya Global Services, or AGS. The following table sets forth the allocation of our revenue among our operating segments and expressed as a percentage of total revenue:

					First Fiscal Quarter
Fiscal 2005							Mix
1Q05	2Q05	3Q05	4Q05		2006	2005	2006	2005	Change
Dollars in millions
$592	$625	$648	$707	Global Communications Solutions	$661	$592	53%	52%	$69	11.7%
556	597	588	589	Avaya Global Services	588	556	47%	48%	32	5.8%
$1,148	$1,222	$1,236	$1,296	Total	$1,249	$1,148	100%	100%	$101	8.8%

The increase in revenues contributed by the GCS segment for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 is primarily due to a full quarter of revenues associated with Tenovis, increases in North American sales of large communications systems to direct customers, growth in Russia and revenues associated with AGC. The increase in AGS revenues is due primarily to a full quarter of revenues associated with Tenovis, offset by a decline in services revenues in the U.S. Revenue increases for both segments were partially offset by unfavorable foreign currency impacts.

Results from Continuing Operations

Three Months Ended December 31, 2005 Compared with Three Months Ended December 31, 2004

Revenue

The following table sets forth a comparison of revenue by type:

					First Fiscal Quarter
Fiscal 2005							Mix
1Q05	2Q05	3Q05	4Q05		2006	2005	2006	2005	Change
Dollars in millions
$554	$543	$566	$631	Sales of products	$591	$554	47%	48%	$37	6.7%
477	498	497	499	Services	501	477	40%	42%	24	5.0%
117	181	173	166	Rental and managed services	157	117	13%	10%	40	34.2%
$1,148	$1,222	$1,236	$1,296	Total revenue	$1,249	$1,148	100%	100%	$101	8.8%

All revenue types were favorably impacted by a full quarter of revenues associated with Tenovis in the current quarter. In addition, sales of products increased in the U.S., primarily due to higher sales of large and small communications systems. Excluding the impact of the full quarter of business associated with Tenovis, services revenue would have been relatively flat. Excluding the impact of the full quarter of business associated with Tenovis, rental and managed services revenues were negatively affected due to customer changes in scope, pricing pressures and cancellations.

The following table sets forth a geographic comparison of revenue:

					First Fiscal Quarter
Fiscal 2005							Mix
1Q05	2Q05	3Q05	Q405		2006	2005	2006	2005	Change
Dollars in millions
$734	$689	$717	$768	U.S.	$734	$734	59%	64%	$—	0.0%
				Outside the U.S.:
113	211	206	194	Germany	186	113	15%	10%	73	64.6%
				EMEA—Europe / Middle East / Africa (Excluding
165	176	171	184	Germany)	178	165	14%	14%	13	7.9%
74	89	83	90	APAC—Asia Pacific	87	74	7%	6%	13	17.6%
62	57	59	60	Americas, non-U.S.	64	62	5%	6%	2	3.2%
414	533	519	528	Total outside the U.S.	515	414	41%	36%	101	24.4%
$1,148	$1,222	$1,236	$1,296	Total revenue	$1,249	$1,148	100%	100%	$101	8.8%

Revenues in the U.S. were unchanged compared with the first quarter of fiscal 2005, as increased sales of products were offset by declines in services and rental and managed services revenues. Outside the U.S., EMEA experienced the most significant growth in revenue, primarily due to a full quarter of revenues associated with Tenovis in the current fiscal quarter compared with the first quarter of fiscal 2005, which included only a partial quarter of Tenovis revenues. EMEA revenues also increased because of higher volumes in Russia, partially offset by an unfavorable foreign currency impact, primarily related to the euro, and revenue declines in the United Kingdom. The increase in revenues in APAC relates primarily to an increase in revenues associated with AGC and increased product sales throughout the region. Revenue in Americas, non-U.S. increased slightly compared to the first quarter of fiscal 2005 due to an increase in services revenue and favorable foreign currency impact which offset a decline in sales of products in the region.

The following table sets forth a comparison of revenue from sales of products by channel:

					First Fiscal Quarter
Fiscal 2005							Mix
1Q05	2Q05	3Q05	4Q05		2006	2005	2006	2005	Change
Dollars in millions
$261	$265	$279	$322	Direct	$268	$261	45%	47%	$7	2.7%
293	278	287	309	Indirect	323	293	55%	53%	30	10.2%
$554	$543	$566	$631	Total sales of products	$591	$554	100%	100%	$37	6.7%

Our mix of sales of products shifted slightly toward indirect compared to the first quarter of fiscal 2005. Increases in both large and small communications systems, especially in EMEA, contributed to an increase in indirect revenue through our business partners.

Gross Margin

The following table sets forth a comparison of gross margin by type:

					First Fiscal Quarter
Fiscal 2005							Percent of Revenue
1Q05	2Q05	3Q05	4Q05		2006	2005	2006	2005	Change
Dollars in millions
$309	$298	$301	$337	On sales of products	$314	$309	53.1%	55.8%	$5	1.6%
169	159	172	174	On services	180	169	35.9%	35.4%	11	6.5%
65	106	102	105	On rental and managed services	95	65	60.5%	55.6%	30	46.2%
$543	$563	$575	$616	Total gross margin	$589	$543	47.2%	47.3%	$46	8.5%

Gross margin dollars increased primarily due to the full quarter impact of Tenovis while the overall gross margin rate was flat as compared to the same quarter in fiscal 2005. The largest factor behind the decline in gross margin percentage on the sales of products was the full quarter impact of Tenovis. Excluding the impact of Tenovis, gross margin on services revenue increased due to cost reductions initiated in prior periods. The increase in gross margin dollars and rate on rental and managed services was primarily due to the impact of a full quarter of Tenovis.

Operating expenses

					First Fiscal Quarter
Fiscal 2005							Percent of Revenue
1Q05	2Q05	3Q05	4Q05		2006	2005	2006	2005	Change
Dollars in millions
$357	$406	$406	$414	Selling, general and administrative	$385	$357	30.8%	31.1%	$28	7.8%
98	105	93	98	Research and development	97	98	7.8%	8.5%	(1)	-1.0%
—	—	—	22	Restructuring charges	—	—	0.0%	0.0%	—	—
$455	$511	$499	$534	Total operating expenses	$482	$455	38.6%	39.6%	$27	5.9%

The increase in SG&A expenses is primarily due to the full quarter impact of the Tenovis operations, as well as the impact of other acquisitions made during fiscal 2005. SG&A expense for the current quarter also includes increased employee benefit costs. These items were partially offset by a $7 million benefit related to the reduction of a portion of our vacation accrual as a result of a change in company policy eliminating carryover vacation days for U.S. non-represented employees.

Research and development, or R&D, expenses were flat compared to the same quarter last fiscal year. The current quarter included a $3 million benefit related to the reduction of a portion of our vacation accrual as a result of a change in company policy. The first quarter of fiscal 2005 also included $4 million of acquired in-process R&D expenses recorded upon the acquisitions of Spectel and Tenovis.

Other Income (Expense), Net

Fiscal 2005					First Fiscal Quarter
1Q05	2Q05	3Q05	4Q05		2006	2005	Change
Dollars in millions
$(38)	$—	$4	$2	Other income (expense), net	$5	$(38)	$43	-113%

Other income for the first quarter of fiscal 2006 primarily represents interest income. Other expense for the same quarter in fiscal 2005 is related primarily to a $41 million loss on the repurchase of $271 million aggregate principal amount of our senior notes in the first quarter of fiscal 2005 and a loss on foreign currency translation of $3 million.

Interest Expense

Fiscal 2005					First Fiscal Quarter
1Q05	2Q05	3Q05	4Q05		2006	2005	Change
				Dollars in millions
$10	$5	$3	$1	Interest expense	$1	$10	$(9)	-90%

The decrease in interest expense is due to lower year over year debt levels. Total debt decreased from $368 million as of December 31, 2004 to $30 million as of December 31, 2005 due to the conversion into common stock of our LYONs, retirement of Tenovis’  secured floating rate notes and the repurchase of a majority of our outstanding senior notes during fiscal 2005.

Provision for (Benefit from) Income Taxes

Fiscal 2005	First Fiscal Quarter
1Q05	2Q05	3Q05	4Q05	2006	2005	Change
Dollars in millions
$7	$11	$(117)	$(577)	Provision for (benefit from) income taxes	$40	$7	$33	471%

As a result of the reversal of a portion of our valuation allowance in the fourth quarter of fiscal 2005 on U.S. deferred tax assets, the provision for income taxes in the first quarter of fiscal 2006 was based on an effective tax rate of 36.4%. The tax provision is comprised of U.S. federal, state and non-U.S. taxes. The provision for income taxes in the first quarter of fiscal 2005 was comprised of state and non-U.S. income taxes.

Segment Results

Global Communications Solutions

The GCS segment sells communications systems and converged voice applications designed for both large and small enterprises. Our offerings in this segment include IP telephony solutions, multi-media contact center infrastructure and applications in support of customer relationship management, unified communications applications and appliances, and traditional voice communications systems.

Large Communications Systems are IP and traditional telephony systems marketed to large enterprises. These systems include:

•       media servers which provide call processing on the customer’s local area network;

•       media gateways which support traffic routing between traditional voice and IP telephony solutions;

•       associated appliances, such as telephone handsets and related software applications;

•       Avaya Integrated Management, a Web-based comprehensive set of tools that manages complex voice and data network infrastructures;

•       Avaya Communications Manager, a voice application software that manages call processing, facilitates secure customer interactions across a variety of media and supports a range of Avaya and third-party applications; and

•       Avaya Extension to Cellular, which transparently bridges any cell phone to any Avaya communications server.

Small Communications Systems are IP and traditional telephony systems marketed to smaller enterprises. These systems include:

•       Avaya IP Office, an IP telephony solution for small and medium-sized enterprises;

•       traditional key systems, Partner®, Merlin Magix®, Merlin Legend™ and I5 brands;

•       associated appliances, such as telephone handsets; and

•       media servers for voice applications used by smaller businesses.

Converged Voice Applications consist of applications for multi-media contact centers and unified communications. These include:

•       applications in support of customer relationship management; and

•       messaging for IP and traditional systems.

Other includes revenues from training, financing of equipment sales and intellectual property licensing.

The following table sets forth revenue by similar class of products within the Global Communications Solutions segment:

					First Fiscal Quarter
Fiscal 2005							Mix
1Q05	2Q05	3Q05	4Q05		2006	2005	2006	2005	Change
Dollars in millions
$354	$393	$393	$445	Large Communications Systems	$413	$354	63%	60%	$59	16.7%
69	78	93	91	Small Communications Systems	88	69	13%	12%	19	27.5%
150	145	151	164	Converged Voice Applications	151	150	23%	25%	1	0.7%
19	9	11	7	Other	9	19	1%	3%	(10)	-52.6%
$592	$625	$648	$707	Total GCS revenue	$661	$592	100%	100%	$69	11.7%

The increase in total revenue for all GCS product classes was primarily attributable to a full quarter of revenues associated with Tenovis. Large communication systems also benefited from increased sales of gateways and appliances. In addition to the increased revenue from Tenovis, small communications systems revenues benefited from increased sales of IP Office offset by lower sales of traditional products such as the Merlin Magix® and Partner® brands. Converged voice applications sales were flat with an increase in EMEA offsetting a decline in the U.S. Contact center application sales rose, while messaging application sales declined, partly due to the anticipated rollout of a new modular messaging release.

The following table sets forth operating income (loss) of the GCS segment:

					First Fiscal Quarter
Fiscal 2005							Percent of Revenue
1Q05	2Q05	3Q05	4Q05		2006	2005	2006	2005	Change
Dollars in millions
$25	$(12)	$1	$43	Operating income (loss)	$43	$25	6.5%	4.2%	$18	72.0%

The increase in operating income was primarily due to a full quarter of revenues associated with Tenovis, as well as a benefit related to the reduction of a portion of our vacation accrual as a result of a change in company policy eliminating carryover vacation days for substantially all of our U.S. non-represented employees.

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

Managed services—AGS supplements our customers’ in-house staff and manages complex multi-vendor, multi-technology networks, optimizes network performance and configurations, backs up systems, detects and resolves faults, performs moves, adds and changes, and manages our customers’ trouble tickets and inventory. This category includes customers who have chosen a bundled solution with enhanced services not provided in a basic maintenance contract. With the acquisition of Tenovis, Avaya acquired a business that includes both bundled services and products that are sold to customers on a monthly payment or rental payment basis.

The following table sets forth revenue by similar class of services within the AGS segment:

					First Fiscal Quarter
Fiscal 2005							Mix
1Q05	2Q05	3Q05	4Q05		2006	2005	2006	2005	Change
Dollars in millions
$371	$372	$378	$370	Maintenance	$380	$371	65%	67%	$9	2.4%
103	122	117	125	Implementation and integration services	123	103	21%	18%	20	19.4%
79	96	88	87	Managed services	85	79	14%	14%	6	7.6%
3	7	5	7	Other	—	3	0%	1%	(3)	-100.0%
$556	$597	$588	$589	Total AGS revenue	$588	$556	100%	100%	$32	5.8%

The increase in all AGS revenue classes was attributable to a full quarter of revenues associated with Tenovis. This increase was partially offset by a decline in maintenance and managed services revenues in the U.S. Lower revenues in existing contract-related maintenance were primarily due to cancellations and changes in contract scope. Implementation and integration services increased due to a full quarter of

Tenovis as well as a modest increase in APAC and CALA. Managed services revenues in the U.S. were unfavorably affected by customer changes in scope, pricing pressures and cancellations. Excluding the impact of the full quarter of business associated with Tenovis, total AGS revenue would have declined compared to the first quarter of fiscal 2005.

The following table sets forth operating income of the Avaya Global Services segment:

					First Fiscal Quarter
Fiscal 2005							Percent of Revenue
1Q05	2Q05	3Q05	4Q05		2006	2005	2006	2005	Change
Dollars in millions
$56	$27	$37	$46	Operating income	$60	$56	10.2%	10.1%	$4	7.1%

The increase in operating income is due to higher gross margins primarily in the U.S. Slightly higher gross margins are primarily due to the impact of cost reductions in fiscal 2005, as well as a benefit related to the reduction of a portion of our vacation accrual as a result of a change in company policy eliminating carryover vacation days for substantially all U.S. non-represented employees. Excluding the impact of the change in the Company’s vacation policy, operating income would have declined compared to the first quarter of fiscal 2005.

Corporate/Other Unallocated Amounts

At the beginning of each fiscal year, the amount of corporate overhead and certain other expenses, including targeted annual incentive awards, to be charged to operating segments is determined and fixed for the entire year in the annual plan. The annual incentive award accrual is adjusted quarterly based on actual year-to-date results and those estimated for the remainder of the year. The adjustment to employee incentive awards, as well as any other over/under absorption of corporate overheads against plan, is recorded and reported within the Corporate/Other Unallocated Amounts caption. The $7 million operating income for the first quarter of fiscal 2005 also included acquisition integration expenses.

Results of Discontinued Operations

The $2 million loss from discontinued operations in the first quarter of fiscal 2005 was primarily the result of the finalization of the working capital adjustment related to the sale of our Connectivity Solutions business, in accordance with the asset purchase agreement.

Liquidity and Capital Resources

During the first quarter of fiscal 2006, we continued the repurchase of our common stock pursuant to our stock repurchase plan. These share repurchases aggregated $90 million during the quarter and contributed to the decrease in cash and cash equivalents to $726 million as of December 31, 2005 from $750 million as of September 30, 2005.

Sources and Uses of Cash for the Three Months Ended December 31, 2005

A condensed statement of cash flows for the first quarter of fiscal 2006 and 2005 follows:

	First Fiscal Quarter
	2006	2005
	Dollars in millions
Net cash provided by (used for):
Operating activities	$106	$(36)
Investing activities	(42)	(400)
Financing activities	(84)	(288)
Effect of exchange rate changes on cash and cash equivalents	(4)	18
Net decrease in cash and cash equivalents	(24)	(706)
Cash and cash equivalents at beginning of year	750	1,617
Cash and cash equivalents at end of quarter	$726	$911

Operating Activities

Our net cash provided by operating activities was $106 million for the first quarter of fiscal 2006, compared to $36 million of cash used for operating activities in the first quarter of fiscal 2005. The increase in cash provided by operating activities was primarily driven by:

Lower incentive payments—The first quarter of fiscal 2006 included payment of discretionary employee incentive awards. The first quarter of fiscal 2005 included payments of management incentives based on fiscal 2004 performance.

Improvement in Net Income—We generated net income of $71 million for the first quarter of fiscal 2006 compared to $31 million in the same quarter last year, a $40 million year-over-year improvement. This improvement was due to a $101 million increase in revenue, with higher gross margins generated from increased volumes, favorable product mix and continued cost reductions.

Accounts Receivable, Net—The following summarizes our accounts receivable, net and related metrics:

	December 31,	September 30,
	2005	2005	Change
	Dollars in millions
Accounts receivable, gross	$867	$920	$(53)
Allowance for doubtful accounts	(56)	(58)	2
Accounts receivable, net	$811	$862	$(51)
Allowance for doubtful accounts as a percent of accounts receivable, gross	6.5%	6.3%	+ 0.2 pts
Days sales outstanding (DSO)	58 days	60 days	-2 days
Past due receivables as a percent of account receivable, gross	24.4%	21.7%	+2.7 pts

The decrease in accounts receivable and DSO was primarily a result of an improvement in our international collections..

Inventory—The following summarizes our inventory and inventory turnover:

	December 31,	September 30,
	2005	2005	Change
	Dollars in millions
Finished goods	$264	$274	$(10)
Raw materials	18	14	4
Total inventory	$282	$288	$(6)
Inventory turnover	9.3 times	9.4 times	- 0.1 times

Inventory remained roughly flat in the first quarter of fiscal 2006 compared to the prior quarter.

Accounts Payable—The following summarizes our accounts payable:

	December 31,	September 30,
	2005	2005	Change
	Dollars in millions
Accounts payable	$381	$402	$(21)
Days payable outstanding	52 days	53 days	- 1 day

Accounts payable decreased in the first quarter of fiscal 2006 over the prior quarter due to lower spending as part of our cost saving initiatives.

Investing Activities

Net cash used for investing activities was $42 million in the first quarter of fiscal 2006, compared with $400 million in the same quarter last year. Activities in the current quarter include $26 million for capital expenditures and $18 million for capitalized software development costs. Cash used in the same quarter in fiscal 2005 included $383 million, net, used for acquisitions, consisting primarily of $265 million for Tenovis and $110 million for Spectel.

Financing Activities

Net cash used for financing activities was $84 million in the first quarter of fiscal 2006, compared with net cash used for financing activities of $288 million in the same quarter last year. Cash used in the current quarter consists primarily of $90 million to repurchase our common stock pursuant to our stock repurchase plan. This use of cash was partially offset by $6 million of cash received in connection with the issuance of common stock under our employee stock purchase plan and stock option plans.  Cash used in the same quarter of fiscal 2005 consisted primarily of $314 million to repurchase substantially all of our Senior Notes in a public tender offer partially offset by $29 million of cash received in connection with issuance of common stock under our employee stock purchase plan and stock option plans.

Future Cash Requirements and Sources of Liquidity

Future Cash Requirements

Our primary future cash requirements will be to fund working capital requirements and capital expenditures, share repurchases, restructuring payments, debt repayments and employee benefit obligations.

Specifically, we expect our primary cash requirements for the remainder of fiscal 2006 to be as follows:

•  Share repurchase plan—In accordance with the share repurchase plan authorized by the Board of Directors in April 2005, we may use up to $500 million of cash to repurchase shares of our outstanding common stock through April 2007. For fiscal 2006, our credit facility described below limits our ability to make dividend payments or distributions or to repurchase, redeem or otherwise acquire shares of our common stock during fiscal 2006 to $461 million (which represents 50% of net income for the Company for fiscal 2005). Since the start of the plan through December 31, 2005, we paid $197 million to repurchase and retire our shares. From January 1, 2006 through February 7, 2006, we paid an additional $51 million to repurchase and retire our shares, leaving approximately $252 million available for further share repurchases according to the limitations of the plan. These repurchases are made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. See Note 8 “Long-Term Debt,” to our Consolidated Financial Statements for further information.

•  Capital expenditures—We expect to spend approximately $109 million for capital expenditures and approximately $47 million for capitalized software development costs during the remainder of fiscal 2006.

•  Restructuring payments—We expect to make termination payments to former Tenovis employees aggregating approximately $40 million during the remainder of fiscal 2006. We also plan to pay approximately $6 million for employee separation and lease termination costs related to our fourth quarter fiscal 2005 restructuring and approximately $6 million for lease termination costs related to facilities accounted for under EITF 94-3. As we continue to identify additional areas to manage costs, including further possible opportunities in Europe, we may incur additional restructuring payments.

•  Debt repayments—We gave notice in February 2006 to call for redemption the outstanding senior notes in April 2006 for approximately $14 million.

•  Benefit Obligations—For the remainder of fiscal 2006, we estimate we will make payments totaling $5 million for certain U.S. pension benefits that are not pre-funded, and contributions totaling $9 million for non-U.S. plans. Under current law, we will not be required to make a contribution to our U.S. pension plans in fiscal 2006 to satisfy minimum statutory funding requirements. For the remainder of fiscal 2006 we also estimate we will make payments totaling $35 million for retiree medical benefits that are not pre-funded.

In addition, we may use cash in the future to make strategic acquisitions.

Future Sources of Liquidity

We expect our primary source of cash during the remainder of fiscal 2006 to be positive net cash provided by operating activities. We expect that growth in our revenues outside the U.S. and continued focus on accounts receivable, inventory management and cost containment will enable us to continue to generate positive net cash from operating activities.

We and a syndicate of lenders are currently party to a $400 million revolving credit facility (see Note 8 “Long-Term Debt” to our Consolidated Financial Statements), which expires in February 2010. Our existing cash and cash equivalents and net cash provided by operating activities may be insufficient if we face unanticipated cash needs such as the funding of a future acquisition or other capital investment. Furthermore, if we acquire a business in the future that has existing debt, our debt service requirements may increase, thereby increasing our cash needs.

If we do not generate sufficient cash from operations, face unanticipated cash needs such as the need to fund significant strategic acquisitions or do not otherwise have sufficient cash and cash equivalents, we may need to incur additional debt or issue equity. In order to meet our cash needs we may, from time to time, borrow under our credit facility or issue other long- or short-term debt or equity, if the market and the terms of our existing debt instruments permit us to do so.

Based on past performance and current expectations, we believe that our existing cash and cash equivalents of $726 million and our net cash provided by operating activities will be sufficient to meet our future cash requirements described above. We also believe we have sufficient cash and cash equivalents for future acquisitions. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Uncertainties Regarding Our Liquidity

We believe the following uncertainties exist regarding our liquidity:

•  Ability to Increase Revenue—Our ability to generate net cash from operating activities has been a primary source of our liquidity. If our revenues were to decline, our ability to generate net cash from operating activities in a sufficient amount to meet our cash needs could be adversely affected.

•  Debt Ratings—Our ability to obtain external financing and the related cost of borrowing are affected by our debt ratings. See “Debt Ratings.”

•  Future Acquisitions—We may from time to time in the future make acquisitions. Such acquisitions may require significant amounts of cash or may result in increased debt service requirements to the extent we assume or incur debt in connection with such acquisitions.

•  Pension Reform—There are various pension legislation reform proposals being considered by the U.S. Congress. The reform proposals could cause a significant increase in our required pension contributions beginning in fiscal 2007.

Fair Value of Financial Instruments

The estimated aggregate fair value of the senior notes was $15 million as of December 31, 2005 and September 30, 2005. The fair  values are based upon quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements taking into consideration the underlying terms of the debt.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term maturity and variable rates of interest.

We conduct our business on a multi-national basis in a wide variety of foreign currencies. We are therefore subject to the risk associated with foreign currency exchange rates and interest rates that could affect our results of operations, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We use derivative financial instruments to reduce earnings and cash flow volatility associated with foreign exchange rate changes. Derivative financial instruments are used as risk management tools and not for speculative or trading purposes. As of December 31, 2005 and September 30, 2005, the estimated fair values of our foreign currency forward contracts were $5 million and $6 million, respectively, and were included in other current liabilities. The estimated fair values of these forward contracts were based on market quotes obtained through independent pricing sources.

Debt Ratings

Our ability to obtain external financing and the related cost of borrowing is affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. As of December 31, 2005, we had a long-term corporate family rating of Ba3 with a positive outlook from Moody’s and a corporate credit rating of BB with a stable outlook from Standard & Poor’s.

These ratings are not recommendations to buy, sell or hold securities. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies. Each credit rating should be evaluated independently of any other ratings.

Credit Facility

Our credit facility contains affirmative and restrictive covenants that we must comply with, including: (a) periodic financial reporting requirements, (b) maintaining a maximum ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization, adjusted for certain business restructuring charges and related expenses and non-cash charges, referred to as adjusted EBITDA, of 2.00 to 1.00, (c) maintaining a minimum ratio of adjusted EBITDA to interest expense of 4.00 to 1.00, (d) limitations on the incurrence of subsidiary indebtedness, (e) limitations on liens, (f) limitations on investments and (g) limitations on the creation or existence of agreements that prohibit liens on our properties. The credit facility also limits the Company’s ability to make dividend payments or distributions or to repurchase, redeem or otherwise acquire shares of its common stock to an amount not to exceed 50% of consolidated net income of the Company for the fiscal year immediately preceding the fiscal year in which such dividend, purchase, redemption, retirement or acquisition is paid or made. As of December 31, 2005, we were in compliance with all of the covenants included in the credit facility.

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

As of December 31, 2005, there are $57 million of letters of credit issued under the credit facility. There are no other outstanding borrowings under the facility and the remaining availability is $343 million. We believe the credit facility provides us with an important source of backup liquidity.

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

We have been experiencing declines in revenue from our traditional enterprise voice communications business. We expect, based on various industry reports, that the demand for these traditional systems will decline over time. We are executing a strategy to capitalize on products, advanced communications and devices that provide higher growth opportunities, including IP telephony solutions. Many of the products and applications, including IP telephony solutions, have not yet been widely adopted by enterprises.

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

Although our revenue increased from $3,796 million in fiscal 2003 to $4,069 million in fiscal 2004 and to $4,902 million in fiscal 2005, we have recently experienced difficulty in significantly growing our revenue, particularly in the U.S. In addition, our operating results for fiscal 2005 include the operating results of Tenovis from November 18, 2004, as well as other acquisitions. Revenues for the first quarters of fiscal 2006 and 2005 were $1,249 million and $1,148 million, respectively.

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

Additionally, our outsourcing agreement with our most significant contract manufacturer, Celestica, expires in May 2006. The agreement automatically renews for successive one-year terms unless either party elects to terminate the agreement by giving notice to the other party six months prior to the expiration. Pursuant to the requirements of the agreement, we gave notice to Celestica on November 2, 2005 of our intention not to renew our outsourcing agreement. We are in discussions to negotiate a new outsourcing agreement. There is no guarantee that we will be able to negotiate an agreement with Celestica or, alternatively, negotiate a replacement agreement with a new contract manufacturer on favorable terms. We rely on outside sources for the supply of the components of our products and for the finished products that we purchase from third parties. Delays or shortages associated with these components could cause significant disruption to our operations.

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

We conduct significant sales and customer support operations in countries outside of the United States and also depend on non-U.S. operations of our contract manufacturers and our distribution partners. For the first quarters of fiscal 2006 and 2005, we derived 41% and 36% of our revenue, respectively, from sales outside the United States. Our future international operating results, including our ability to import our products to, export our products from, or sell our products in various countries, could be materially adversely affected by a variety of uncontrollable and changing factors. These factors include political conditions, economic conditions, legal and regulatory constraints, currency regulations, health or similar issues, natural disasters and other matters in any of the countries or regions in which we currently operate or intend to operate in the future. Currently, we have concerns about weakness and uncertainty in European economies, including high unemployment levels and low economic growth forecasts, particularly in Germany where we have a high concentration of our business resulting from the Tenovis acquisition.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.

See Avaya’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 filed with the SEC on December 13, 2005. As of December 31, 2005, there has been no material change in this information.

Item 4.                        Controls and Procedures.

Evaluation of disclosure controls and procedures.   Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting.   There was no change in our internal control over financial reporting during our first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.                        Legal Proceedings.

See Note 14, “Commitments and Contingencies” to the Consolidated Financial Statements.

Item 2.                        Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

			Total	Approximate
			number	dollar value of
	Number	Average	of shares	shares that may
	of shares	price per	purchased as	yet be purchased as
	purchased	share	part of program	part of program
October 1 - 31	1,000,000	$11.78	1,000,000	$381,426,394
November 1 - 30	5,603,000	$11.33	5,603,000	$317,939,757
December 1 - 31	1,344,600	$10.96	1,344,600	$303,205,680
First quarter of fiscal 2006	7,947,600	$11.32	7,947,600

From January 1, 2006 through February 7, 2006, we repurchased and retired 4,867,600 shares at an average purchase price of $10.49 per share, for an additional $51 million, leaving approximately $252 million available under the limitations of the plan.

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
February 9, 2006