Form 10-Q
period 2006-03-31
AVAYA INC
filed 2006-05-09
CIK 1116521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

As of April 30, 2006, 461,822,623 shares of Common Stock, $.01 par value of the registrant were outstanding.

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

Part I—Financial Information

Item 1.   Financial Statements.

AVAYA INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005
	Dollars in millions, except per share amounts (unaudited)
REVENUE
Sales of products	$593	$543	$1,184	$1,097
Services	487	498	988	975
Rental and managed services	158	181	315	298
	1,238	1,222	2,487	2,370
COSTS
Sales of products	275	245	552	490
Services	317	339	638	647
Rental and managed services	68	75	130	127
	660	659	1,320	1,264
GROSS MARGIN	578	563	1,167	1,106
OPERATING EXPENSES
Selling, general and administrative	399	406	784	763
Research and development	106	105	203	203
Restructuring charges	20	—	20	—
TOTAL OPERATING EXPENSES	525	511	1,007	966
OPERATING INCOME	53	52	160	140
Other income (expense), net	6	—	11	(38)
Interest expense	(2)	(5)	(3)	(15)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	57	47	168	87
Provision for income taxes	19	11	59	18
INCOME FROM CONTINUING OPERATIONS	38	36	109	69
(LOSS) FROM DISCONTINUED OPERATIONS	—	—	—	(2)
NET INCOME	$38	$36	$109	$67
Earnings Per Common Share—Basic:
Earnings per share from continuing operations	$0.08	$0.08	$0.23	$0.15
(Loss) per share from discontinued operations	—	—	—	(0.01)
Earnings per share	$0.08	$0.08	$0.23	$0.14
Earnings Per Common Share—Diluted:
Earnings per share from continuing operations	$0.08	$0.07	$0.23	$0.15
(Loss) per share from discontinued operations	—	—	—	(0.01)
Earnings per share	$0.08	$0.07	$0.23	$0.14

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

AVAYA INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2006	September 30, 2005
	Dollars in millions, except per share amounts (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$745	$750
Accounts receivable, less allowances of $51 million and $58 million as of March 31, 2006 and September 30, 2005, respectively	799	862
Inventory	292	288
Deferred tax asset, net	133	143
Other current assets	181	128
TOTAL CURRENT ASSETS	2,150	2,171
Property, plant and equipment, net	708	738
Deferred tax asset, net	866	911
Intangible assets	307	337
Goodwill	916	914
Other assets	168	148
TOTAL ASSETS	$5,115	$5,219
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$383	$402
Debt maturing within one year	5	5
Payroll and benefit obligations	262	300
Deferred revenue	271	244
Other current liabilities	316	368
TOTAL CURRENT LIABILITIES	1,237	1,319
Long-term debt	24	25
Benefit obligations	1,588	1,561
Deferred tax liability, net	83	96
Other liabilities	273	257
TOTAL NON-CURRENT LIABILITIES	1,968	1,939
Commitments and contingencies (Note)
STOCKHOLDERS’ EQUITY
Series A junior participating preferred stock, par value $1.00 per share, 7.5 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 1.5 billion shares authorized, 461,815,717 and 471,328,963 issued (including 360,150 and 207,053 treasury shares) as of March 31, 2006 and September 30, 2005, respectively	5	5
Additional paid-in-capital	2,735	2,895
Retained earnings (accumulated deficit)	56	(53)
Accumulated other comprehensive loss	(882)	(883)
Less: Treasury stock at cost	(4)	(3)
TOTAL STOCKHOLDERS’ EQUITY	1,910	1,961
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,115	$5,219

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

AVAYA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	March 31,
	2006	2005
	Dollars in millions (unaudited)
OPERATING ACTIVITIES:
Net income	$109	$67
Less: Loss from discontinued operations, net	—	(2)
Income from continuing operations	109	69
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	134	130
Amortization of restricted stock units	8	5
Share-based compensation	8	—
Restructuring charges	20	—
Deferred income taxes	47	6
Provision for uncollectible receivables	6	7
Loss on extinguishment of debt, net	—	43
Purchased in-process research and development	—	4
Unrealized losses on foreign currency exchange	(7)	19
Adjustments for other non-cash items, net	—	(13)
Changes in operating assets and liabilities, net of effects of acquired businesses:
Receivables	55	16
Inventory	(4)	(30)
Restricted cash	1	9
Accounts payable	(20)	(21)
Payroll and benefits	(12)	(133)
Restructuring reserve	(40)	(17)
Accrued interest payable on long-term debt	—	(24)
Deferred revenue	36	(13)
Other assets and liabilities	(66)	3
NET CASH PROVIDED BY OPERATING ACTIVITIES	275	60
INVESTING ACTIVITIES:
Capital expenditures	(54)	(56)
Capitalized software development costs	(37)	(27)
Acquisitions of businesses, net of cash acquired	—	(383)
(Payments for) sales of discontinued operations	—	(2)
Other investing activities, net	(8)	18
NET CASH (USED FOR) INVESTING ACTIVITIES	(99)	(450)
FINANCING ACTIVITIES:
Issuance of common stock	14	40
Repurchase of common stock	(193)	—
Repayment of long-term debt	—	(417)
Other financing activities, net	—	(3)
NET CASH (USED FOR) FINANCING ACTIVITIES	(179)	(380)
Effect of exchange rate changes on cash and cash equivalents	(2)	8
Net (decrease) in cash and cash equivalents	(5)	(762)
Cash and cash equivalents at beginning of fiscal year	750	1,617
Cash and cash equivalents at end of period	$745	$855

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

AVAYA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Background and Basis of Presentation

Background

Avaya Inc. (the “Company,” “Avaya,” “we,” or “us”) provides communication systems, applications and services for enterprises, including businesses, government agencies and other organizations. The Company’s product offerings include Internet Protocol (“IP”) telephony systems and traditional voice communications systems, multi-media contact center infrastructure and applications in support of customer relationship management, unified communications applications and appliances, such as IP telephone sets. The term “traditional” with respect to “voice communications,” “enterprise voice communications,” “telephony,” “voice telephony,” “voice systems,” or “TDM,” refers to circuit-based enterprise voice communications. The Company supports its broad customer base with comprehensive global service offerings that enable our customers to plan, design, implement, monitor and manage their communications networks.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements as of March 31, 2006 and for the three and six months ended March 31, 2006 and 2005, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial statements, and should be read in conjunction with the Company’s Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2005, included in its Annual Report on Form 10-K filed with the SEC on December 13, 2005. In the Company’s opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated. Certain prior year amounts have been reclassified to conform to the current interim period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three and six months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the three and six months ended March 31, 2006 was $4 million and $8 million, respectively, which was related to stock options and the discount on employee stock purchases. There was no share-based compensation expense related to employee stock options and employee stock purchases recognized during the three or six months ended March 31, 2005.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the grant-date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no share-based compensation expense related to stock options had been recognized in the Company’s Consolidated Statements of Income, other than as related to acquisitions and investments, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant-date.

Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The estimate is based on the Company’s historical rates of forfeiture. Share-based compensation expense recognized in the Company’s Consolidated Statements of Income for the three and six months ended March 31, 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to September 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the Consolidated Statements of Income for the three and six months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

Share-based compensation expense reduced the Company’s results of operations as follows:

	Three months ended March 31, 2006	Six months ended March 31, 2006
	Dollars in millions, except per share amounts
Income from continuing operations before income taxes	$4	$8
Income from continuing operations	$3	$6
Net income available to common stockholders	$3	$6
Earnings per Common Share—Basic:
Income from continuing operations	$0.01	$0.01
Net income	$0.01	$0.01
Earnings per Common Share—Diluted:
Income from continuing operations	$0.01	$0.01
Net income	$0.01	$0.01

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”).

	Three months ended March 31, 2005	Six months ended March 31, 2005
	Dollars in millions, except per share amounts
Net income available to common stockholders, as reported	$36	$67
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2	3
Deduct: Total stock-based compensation expense determined under the fair value based method, net of related tax effects	(11)	(19)
Net income available to common stockholders, pro forma	$27	$51
Earnings per Common Share—Basic:
As reported	$0.08	$0.14
Pro forma	$0.06	$0.11
Earnings per Common Share—Diluted:
As reported	$0.07	$0.14
Pro forma	$0.06	$0.11

Change in Vacation Policy

Effective January 1, 2006, the Company changed its policy with respect to vacation carryover for substantially all U.S. non-represented employees. For these employees, vacation carryover into future fiscal years is no longer permitted and the Company changed the accrual period to correspond with the Company’s fiscal, rather than calendar, year. This change resulted in a $21 million reduction in the vacation accrual during the six months ended March 31, 2006. This reduction is comprised of vacation days forfeited at the end of the calendar year and a reduction in the liability due to a higher than historical amount of vacation days taken from October 1, 2005 through December 31, 2005. The reduction was recorded in cost of goods sold and operating expenses in both of our operating segments and corporate / other unallocated amounts based on the functional areas of the affected employees.

3. Recent Accounting Pronouncements

SFAS 156

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 simplifies the accounting for loan servicing rights and the financial instruments used to hedge risks associated with those rights. SFAS 156 requires that servicing rights be valued initially at fair value, and subsequently accounted for at either fair value, or amortized over the economic life of the related lease. The Company will adopt the provisions of SFAS 156 beginning in fiscal 2007. The implementation of SFAS 156 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

SFAS 155

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment to FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives. SFAS 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS 133. In addition, it amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company will adopt the provisions of SFAS 155 beginning in fiscal 2007. The implementation of SFAS 155 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

The Company recorded a restructuring liability of $106 million in connection with the acquisition to reflect the estimate of restructuring-related costs in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” This liability is for costs incurred to terminate Tenovis employees as part of the integration of Tenovis operations. The plan, which was completed during fiscal 2005, provided for the termination of certain employees across various Tenovis functional groups and subsidiaries, including sales, operations, finance, human resources, etc. Most of the positions identified in this plan have already been eliminated. Most terminations are planned to be completed by June 30, 2006. The Company paid cash of $16 million and $28 million for termination benefits during the three and six months ended March 31, 2006, respectively. During the second quarter of fiscal 2006, the Company increased the reserve by $5 million for higher than originally expected per employee separation payments in Germany, which is included in the Consolidated Statements of Income. The accrual of $47 million as of March 31, 2006 reflects the estimated remaining termination payments adjusted for foreign currency fluctuations since the acquisition date.

Management is responsible for estimating the fair value of the assets and liabilities acquired, and has conducted due diligence in determining fair values. Management has made estimates and assumptions that affect the reported amounts of assets, liabilities and expenses resulting from the acquisition. Actual results could differ from these amounts.

The following unaudited pro forma financial information presents the Company’s results for the six months ended March 31, 2005 as if the Tenovis acquisition had occurred at the beginning of the period, as compared with the as reported results for the same period in fiscal 2006:

	Six months ended March 31,
	2006	2005
	(as reported)	(pro forma)
	Dollars in millions, except per share amounts
Revenue	$2,487	$2,473
Net income	$109	$41
Earnings per share—basic	$0.23	$0.09
Earnings per share—diluted	$0.23	$0.08

The pro forma results for the six months ended March 31, 2005 have been prepared for comparative purposes only and include certain adjustments such as additional estimated depreciation and amortization expense as a result of identifiable intangible assets arising from the acquisition. The pro forma results are not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the period or of future results.

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

The remaining non-consolidated VIE is a non-U.S. telecommunications hardware production manufacturer and service provider. The Company has agreed to purchase from the VIE certain amounts of products and services, and the VIE has contracted for the Company to provide certain IT services and purchasing services with respect to raw materials. These contracts expire in August 2007. During the three and six months ended March 31, 2006, the Company purchased products and services aggregating $13 million and $21 million, respectively. Additionally, the Company is required to pay monthly rental subsidies on the VIE’s premises, and in the event the VIE is unable to pay its portion of the rental payments, the Company is liable for their portion as well. During the six months ended March 31, 2006, the Company paid $0.5 million in connection with rental subsidies. The maximum exposure to loss as of March 31, 2006 for the remainder of the agreement is the minimum purchase order commitments and the minimum service levels for service contracts of $9 million and the guarantee for rents to be paid by the VIE of $1 million.

The one consolidated VIE was related to secured floating rate notes assumed with the acquisition, of which all were repaid during fiscal 2005. Therefore, this VIE no longer exists.

Discontinued Operations

There was no revenue or income before income taxes from discontinued operations for the three or six months ended March 31, 2006. During the six months ended March 31, 2005, the Company incurred a $2 million loss on the sale of the Company’s Connectivity Solutions business primarily as the result of the finalization of the working capital adjustment in accordance with the terms of the asset purchase agreement.

5. Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the six months ended March 31, 2006 by operating segment are as follows:

	Global	Avaya
	Communications	Global
	Solutions	Services	Total
	Dollars in millions
Balance as of September 30, 2005	$642	$272	$914
Impact of foreign currency exchange rate fluctuations	—	2	2
Balance as of March 31, 2006	$642	$274	$916

The following table presents the components of the Company’s acquired intangible assets.

	March 31, 2006			September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	Dollars in millions
Existing technology	$101	$49	$52	$101	$41	$60
Customer relationships and other intangibles	292	70	222	288	45	243
Total amortizable intangible assets	$393	$119	$274	$389	$86	$303
Minimum pension adjustment, net of tax	33	—	33	34	—	34
Total intangible assets	$426	$119	$307	$423	$86	$337

During the six months ended March 31, 2006, amortization and the impact of foreign currency fluctuations resulted in a decrease of $30 million in the net intangible assets balance. The weighted average useful life of the technology, customer relationships, and trademarks are 5 years, 6 years and 5 years, respectively.

Amortization expense for the Company’s acquired intangible assets was $17 million and $33 million for the three and six months ended March 31, 2006, respectively and was $15 million and $26 million for the three and six months ended March 31, 2005, respectively. The majority of future estimated amortization expense is associated with intangible assets acquired in the Tenovis acquisition. Estimated future amortization expense is shown in the following table.

Expected future
amortization expense
Dollars in millions
Remainder of fiscal 2006	$31
2007	59
2008	59
2009	57
2010	45
2011 and thereafter	23
Future amortization expense	$274

The minimum pension adjustment, net of tax, represents unrecognized prior service costs associated with the recording of a minimum pension liability in prior fiscal years. This intangible asset may be eliminated or adjusted as necessary when the amount of minimum pension liability is reassessed, which is conducted at least annually.

6. Supplementary Financial Information

Statement of Income Information

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005
	Dollars in millions
OTHER INCOME (EXPENSE), NET
Interest income	$8	$6	$15	$12
(Loss) gain on foreign currency transactions	(1)	1	(2)	(2)
Loss on long-term debt extinguishment, net	—	(2)	—	(43)
Other, net	(1)	(5)	(2)	(5)
Total other income (expense), net	$6	$—	$11	$(38)

Balance Sheet Information

	March 31, 2006	September 30, 2005
	Dollars in millions
INVENTORY:
Finished goods	$275	$274
Raw materials	17	14
Total inventory	$292	$288
PROPERTY, PLANT AND EQUIPMENT, NET:
Land and improvements	$53	$41
Buildings and improvements	449	430
Machinery and equipment	623	640
Rental equipment	220	210
Assets under construction	5	7
Internal use software	245	237
Total property, plant and equipment	1,595	1,565
Less: Accumulated depreciation and amortization	(887)	(827)
Property, plant and equipment, net	$708	$738
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Cumulative translation adjustment	$49	$48
Minimum pension liability, net of tax of $15 million	(928)	(928)
Unrealized holding loss on securities classified as available for sale	(3)	(3)
Accumulated other comprehensive loss	$(882)	$(883)

Cash Flow Information

Six months ended
March 31, 2005
Dollars in millions
CASH USED FOR ACQUISITIONS
Working capital, other than cash	$(83)
Property, plant and equipment	282
Goodwill	677
Intangibles assets and in process research and development	349
Long-term debt	(287)
Other liabilities	(555)
Net cash used to acquire businesses	$383

7. Restructuring Programs

Second Quarter 2006 EMEA Restructuring Plan

During the second quarter of fiscal 2006, the Company recorded a $15 million restructuring charge for employee separations in Germany, which is included in “Restructuring Charges” in the Consolidated Statements of Income for the three months ended March 31, 2006. This restructuring plan is a result of the Company’s continuing efforts to improve the region’s operational performance. As of March 31, 2006, there have been no significant cash payments to terminated employees as a result of this plan.

EITF 95-3 Reserve

This reserve reflects the remaining balance associated with employee separation charges related to the acquisition of Tenovis. This balance is included in other liabilities in the Company’s Consolidated Balance Sheets. The following table summarizes the components of this reserve during the six months ended March 31, 2006:

Employee
Separation
Costs
Dollars in millions
Balance as of September 30, 2005	$70
Cash payments	(28)
Restructuring charge	5
Balance as of March 31, 2006	$47

The restructuring charge of $5 million relates to higher than expected per employee separation costs in Germany and is included within “Restructuring Charges” in the Consolidated Statements of Income for the three months ended March 31, 2006.

Fourth Quarter 2005 Restructuring Plan

During the fourth quarter of fiscal 2005, the Company recorded a $22 million restructuring charge to reorganize its North American sales and service organizations, consolidate facilities and reduce the workforce in order to optimize the cost structure. As of September 30, 2005, the balance of the reserve recorded in the fourth quarter of fiscal 2005 was $17 million. The following table summarizes the activity related to this restructuring liability recorded in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” for the six months ended March 31, 2006:

	Employee	Lease
	Separation	Termination
	Costs	Obligations	Total
	Dollars in millions
Balance as of September 30, 2005	$7	$10	$17
Cash payments	(4)	(3)	(7)
Balance as of March 31, 2006	$3	$7	$10

EITF 94-3 Reserve

This restructuring reserve reflects the remaining balance associated with the business restructuring charges related to lease terminations recorded in fiscal 2000 through 2002 in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and is included in other liabilities in the Company’s

Consolidated Balance Sheets. The changes in estimates are included in selling, general and administrative expenses in the Company’s Consolidated Statements of Income. The following table summarizes the components of this restructuring reserve during the six months ended March 31, 2006:

Lease
Termination
Obligations
Dollars in millions
Balance as of September 30, 2005	$24
Cash payments	(5)
Balance as of March 31, 2006	$19

8. Long-Term Debt

Debt outstanding consists of the following:

	March 31, 2006	September 30, 2005
	Dollars in millions
Debt maturing within one year:
Capital lease obligations	$5	$5
Long-term debt:
11 1/8% Senior Notes, net of discount, premium and net deferred gain on interest rate swap	13	14
Capital lease obligations	11	11
Total long-term debt	24	25
Total debt	$29	$30

Through a series of transactions during fiscal 2005, the Company reduced the carrying value of the 11 1/8% Senior Notes due April 2009 (“Senior Notes”) from $294 million as of September 30, 2004 to $14 million as of September 30, 2005. The remaining 13,205 notes were redeemed at the Company’s option in April 2006 for $1,056 each, for a total payment of $14 million.

Fair Value of Long-Term Debt

The following table summarizes the number of outstanding Senior Notes, their aggregate carrying value, and their related fair value as of March 31, 2006 and September 30, 2005:

	March 31, 2006			September 30, 2005
	Number			Number
	of Notes	Carrying	Fair	of Notes	Carrying	Fair
	Outstanding	Value	Value	Outstanding	Value	Value
Dollars in millions
Senior Notes	13,205	$13	$15	13,205	$14	$15

The carrying value as of September 30, 2005 of $14 million is comprised of the aggregate principal amount outstanding of $13 million increased for $1 million of unamortized premium, net of discount and the net unamortized deferred gain related to the termination of interest rate swap agreements. The reduction in carrying value as of March 31, 2006 is due to the amortization of the net premium and deferred gain.

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

Under the credit facility, borrowings are available in U.S. dollars or euros, and the maximum amount of borrowings that can be outstanding at any time is $400 million, of which $150 million may be in the form of letters of credit. The credit facility is a five-year revolving facility (with an expiration date of February 23, 2010) and is not secured by any of the Company’s assets. The credit facility contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining a maximum ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization, adjusted for certain business restructuring charges and related expenses and non-cash charges, referred to as adjusted EBITDA, of 2.00 to 1.00, (c) maintaining a minimum ratio of adjusted EBITDA to interest expense of 4.00 to 1.00, (d) limitations on the incurrence of subsidiary indebtedness, (e) limitations on liens, (f) limitations on investments and (g) limitations on the creation or existence of agreements that prohibit liens on our properties. The credit facility also limits the Company’s ability to make dividend payments or distributions or to repurchase, redeem or otherwise acquire shares of its common stock to an amount not to exceed 50% of consolidated net income of the Company for the fiscal year immediately preceding the fiscal year in which such dividend, purchase, redemption, retirement or acquisition is paid or made. For fiscal 2006, the credit facility allows the Company to repurchase, redeem or otherwise acquire shares of its common stock up to an amount not to exceed $461 million. As of March 31, 2006, the Company was in compliance with all of the covenants included in the credit facility.

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

There are currently $46 million of letters of credit issued under the credit facility. There are no other outstanding borrowings under the facility. The Company believes the credit facility provides it with an important source of backup liquidity.

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

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005
	Dollars in millions, except per share amounts
Earnings Per Common Share—Basic:
Income from continuing operations available to common stockholders	$38	$36	$109	$69
Loss from discontinued operations	—	—	—	(2)
Net income	$38	$36	$109	$67
Earnings per share from continuing operations	$0.08	$0.08	$0.23	$0.15
Loss per share from discontinued operations	—	—	—	(0.01)
Earnings per share—basic	$0.08	$0.08	$0.23	$0.14
Weighted average shares outstanding—basic	466	480	469	470
Earnings Per Common Share—Diluted:
Income from continuing operations available to common stockholders	$38	$36	$109	$69
Interest charges associated with LYONs convertible debt, net of tax effects	—	—	—	2
Income from continuing operations after assumed conversion of LYONs debt	38	36	109	71
Loss from discontinued operations	—	—	—	(2)
Net income after assumed conversion of LYONs debt	$38	$36	$109	$69
Earnings per share from continuing operations	$0.08	$0.07	$0.23	$0.15
Loss per share from discontinued operations	—	—	—	(0.01)
Earnings per share—diluted	$0.08	$0.07	$0.23	$0.14
Diluted Weighted Average Shares Outstanding:
Weighted average shares outstanding—basic	466	480	469	470
Dilutive Potential Common Shares:
Stock Options	5	7	5	7
Restricted Stock Units	1	1	1	1
Warrants	—	5	—	6
LYONs Convertible Debt	—	—	—	9
Weighted average shares outstanding—diluted	472	493	475	493
Securities excluded from the computation of diluted earnings per common share:
Stock options(1)	41	29	41	27
Warrants(1)	—	5	—	5
	41	34	41	32

(1)    These securities have been excluded from the diluted earnings per common share calculation because their inclusion would have been antidilutive as their exercise prices were higher than the average market price during the period.

On April 19, 2005, the Board of Directors authorized a share repurchase plan (the “plan”). Under the provisions of the plan, Avaya may use up to $500 million of cash to repurchase shares of its outstanding common stock through April 2007. For fiscal 2006, the credit facility limits the Company’s ability to make dividend payments or distributions or to repurchase, redeem or otherwise acquire shares of Avaya common stock to $461 million (which represents 50% of net income for the Company for fiscal 2005). During the six months ended March 31, 2006, the Company repurchased and retired 17,416,800 shares of common stock at an average purchase price of $11.09 per share, for a total of $193 million. From April 1, 2006 through May 9, 2006, the Company repurchased and retired 5,117,400 shares at an average purchase price of $12.32 per share, for an additional $63 million. Approximately $137 million is available through April 2007 for further share repurchases under the plan. These repurchases are made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price, the terms of Avaya’s credit facility and other factors.

10. Income Taxes

The provisions for income taxes for the three and six months ended March 31, 2006 were based on effective tax rates of 33.3% and 35.1%, respectively. The tax provisions are comprised of U.S. federal, state and non-U.S. taxes. The provisions for income taxes for the three and six months ended March 31, 2005 were comprised of state and non-U.S. taxes.

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

11. Benefit Obligations

The components of net periodic benefit cost for the three and six months ended March 31, 2006 and 2005 are provided in the table below:

	Pension Benefits—		Pension Benefits—		Postretirement
	U.S.		Non-U.S.		Benefits—U.S.
	Three months ended		Three months ended		Three months ended
	March 31,		March 31,		March 31,
	2006	2005	2006	2005	2006	2005
	Dollars in millions
Components of Net Periodic Benefit Cost
Service cost	$5	$4	$3	$3	$1	$1
Interest cost	42	42	4	4	9	10
Expected return on plan assets	(51)	(54)	—	—	(1)	(3)
Amortization of unrecognized prior service cost	1	2	—	—	4	2
Recognized net actuarial loss	14	9	—	—	—	1
Net periodic benefit cost	$11	$3	$7	$7	$13	$11

	Pension Benefits— U.S.		Pension Benefits— Non-U.S.		Postretirement Benefits—U.S.
	Six months ended		Six months ended		Six months ended
	March 31,		March 31,		March 31,
	2006	2005	2006	2005	2006	2005
	Dollars in millions
Components of Net Periodic Benefit Cost
Service cost	$9	$8	$5	$5	$2	$2
Interest cost	83	84	8	6	17	20
Expected return on plan assets	(102)	(108)	—	—	(3)	(5)
Amortization of unrecognized prior service cost	3	3	—	—	8	5
Recognized net actuarial loss	28	18	—	—	1	3
Net periodic benefit cost	$21	$5	$13	$11	$25	$25

The Company provides certain pension benefits for U.S. and non-U.S. employees, which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed. For the six months ended March 31, 2006, the Company made payments for these U.S. and non-U.S. pension benefits totaling

$3 million and $7 million, respectively. Estimated payments for these U.S. and non-U.S. pension benefits for the remainder of fiscal 2006 are $4 million and $4 million, respectively.

The Company also provides certain retiree medical benefits for U.S. employees, which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed. For the six months ended March 31, 2006, the Company made payments totaling $25 million for these retiree medical benefits. Estimated payments for these retiree medical benefits for the remainder of fiscal 2006 are $22 million.

12. Stock Compensation Plans

The Company has a stock compensation plan, which provides for the issuance to eligible employees of nonqualified stock options and restricted stock units representing Avaya common stock. In addition, the Company has an employee stock purchase plan under which eligible employees have the ability to purchase shares of Avaya common stock at 85% of average of the high and low per share trading price of Avaya’s common stock on the New York Stock Exchange on the last trading day of the month.

Stock Options

Stock options are generally granted with an exercise price equal to or above the market value of a share of common stock on the date of grant. Stock options granted prior to fiscal 2004 are for a contractual term of ten years or fewer and generally vest within four years from the grant-date. Options granted in fiscal 2004 or afterwards have a contractual term of seven years and vest in three years. For the six months ended March 31, 2006, approximately $6.6 million of compensation expense related to stock options was recorded. At the 2004 Annual Meeting of Shareholders, the Avaya Inc. 2004 Long Term Incentive Plan (the “Plan”) was approved. The Plan became the successor plan to, and no further grants have been made from, the Company’s four previous existing plans: the 2000 Long Term Incentive Plan, the 2000 Stock Compensation Plan for Non-employee Directors, the Broad Based Stock Option Plan and the Long Term Incentive Plan for Management Employees (the “Existing Plans”). The consolidation of the Existing Plans into the Plan resulted in an aggregate reduction in the number of shares eligible for awards under the existing plans. As of March 31, 2006, there were 15 million stock options authorized for grant to purchase Avaya common stock under the Company’s stock compensation plan.

In connection with certain of the Company’s acquisitions, outstanding stock options held by employees of acquired companies became exercisable for Avaya’s common stock, according to their terms, effective at the respective acquisition date. The fair value of these options was included as part of the purchase price.

The company calculates expected volatility based on implied and historical volatility of the company’s common stock, and other factors. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s intent not to issue a dividend under its dividend policy. The expected holding period assumption was estimated based on the Company’s historical experience.

As stock-based compensation expense recognized in the Consolidated Statement of Income for the six months ended March 31, 2006 is based on awards ultimately expected to vest, it had been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

The fair value of each stock option grant made during fiscal 2006 was estimated on the grant-date using the lattice-binomial model with the following weighted average assumptions:

Six months ended
March 31, 2006
WEIGHTED AVERAGE ASSUMPTIONS:
Dividend yield	0.00%
Expected volatility	58.69%
Risk-free interest rate	4.37%
Annual forfeiture rate	5.73%
Expected holding period (in years)	3.49

The following table summarizes information concerning options outstanding including the related transactions under the plan for the six months ended March 31, 2006 and the year ended September 30, 2005:

	Shares	Weighted Average Exercise Price
	(000’s)
OPTIONS OUTSTANDING AS OF SEPTEMBER 30, 2004	48,540	$13.35
Granted	7,189	14.90
Exercised	(4,421)	7.84
Forfeited and Expired	(2,783)	15.72
OPTIONS OUTSTANDING AS OF SEPTEMBER 30, 2005	48,525	13.95
Granted	4,813	11.16
Exercised	(1,562)	4.35
Forfeited and Expired	(1,111)	16.19
OPTIONS OUTSTANDING AS OF MARCH 31, 2006	50,665	$13.93

The weighted-average grant date fair value of options granted during the six months ended March 31, 2006 was $4.62 per share. The total intrinsic value of options exercised during the six months ended March 31, 2006 was $11 million.

The following table summarizes the status of the Company’s stock options as of March 31, 2006:

	Stock Options Outstanding				Stock Options Exercisable
		Average	Weighted			Weighted
		Remaining	Average	Aggregate		Average	Aggregate
Range of		Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Exercise Prices	Shares	Life (Years)	Price	Value	Shares	Price	Value
	(000’s)			(000’s)	(000’s)		(000’s)
$0.01 to $9.70	9,494	3.52	$4.42	$66,107	8,322	$4.49	$57,418
$9.71 to $14.79	15,318	5.20	12.40	2,409	9,803	13.16	479
$14.80 to $15.19	12,252	4.51	14.84	—	12,251	14.84	—
$15.20 to $19.36	6,867	5.31	16.17	—	6,867	16.17	—
$19.36 to $51.21	6,734	2.91	26.86	—	6,734	26.86	—
Total	50,665		$13.93	$68,516	43,977	$14.55	$57,897

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s average stock price on March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable on March 31, 2006 was approximately nine million. The weighted average remaining contractual life on March 31, 2006 for outstanding and exercisable options is 4.43 and 4.18 years, respectively.

Restricted Stock Units

The Company’s Plan permits the granting of restricted stock units to eligible employees and non-employee Directors at the fair market value of the Company’s common stock at the date of grant and typically become fully vested over a four-year period. Restricted stock units are payable in shares of the Company’s common stock upon vesting.

The following table presents a summary of the status of the Company’s nonvested resticted stock units as of September 30, 2005 and changes during the six months ended March 31, 2006:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
	(000’s)
Nonvested shares at September 30, 2005	3,708	$12.08
Granted	2,083	11.06
Vested	(451)	2.92
Forfeited	(192)	12.50
Nonvested shares at March 31, 2006	5,148	$12.41

As of March 31, 2006, there was approximately $43 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of four years. Compensation expense related to restricted stock units was $4 million and $3 million for the three months ended March 31, 2006 and 2005, respectively, and was $8 million and $5 million for the six months ended March 31, 2006 and 2005, respectively.

Performance-Based Restricted Stock Units

Performance-based restricted stock units vest upon the achievement of certain targets and are payable in shares of the Company’s common stock upon vesting, typically over a three-year period. The fair value is based on the market price of the Company’s common stock on the grant-date and assumes that the target payout level will be achieved. Compensation cost is adjusted for subsequent changes in the expected outcome of performance-related conditions until the vesting date.

On December 15, 2005, the Compensation Committee of the Board of Directors approved awards of 350,000 performance-vesting restricted stock units to executive officers of the Company pursuant to the terms of the Plan.

Employee Stock Purchase Plan

Under the terms of the employee stock purchase plan, eligible employees may have up to 10% of their eligible compensation deducted from their pay to purchase shares of Avaya common stock. The per share purchase price is 85% of the average high and low per share trading price of Avaya’s common stock on the New York Stock Exchange on the last trading day of each month. For the three and six months ended March 31, 2006, approximately $0.6 million and $1.2 million, respectively, of compensation expense related to the employee stock purchase plan was recorded.

13. Operating Segments

The Company reports its operations in two segments—Global Communication Solutions (“GCS”) and Avaya Global Services (“AGS”). The GCS segment develops, markets and sells communications systems including IP telephony systems, multi-media contact center infrastructure and converged applications in support of customer relationship management, unified communications applications, appliances such as IP telephone sets and traditional voice communications systems. The AGS segment develops, markets and sells comprehensive end-to-end global service offerings that enable customers to plan, design, implement, monitor and manage their converged communications networks worldwide.

The GCS segment includes the portion of the rental and managed services revenue attributed to the equipment portion used in connection with the customer contracts. The portions of the customer rental and managed services contracts attributed to maintenance and other services are included in the AGS segment.

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

The Company has outsourced substantially all of its manufacturing operations to a number of contract manufacturers. All manufacturing of the Company’s products is performed in accordance with detailed specifications and product designs furnished by the Company and is subject to quality control standards.

Summarized financial information relating to the Company’s reportable segments is shown in the following table:

	Reportable Segments
	Global	Avaya	Corporate/Other
	Communications	Global	Unallocated
	Solutions	Services	Amounts	Total
	Dollars in millions
Three months ended March 31, 2006
Revenue	$661	$577	$—	$1,238
Operating income (loss)	32	41	(20)	53
Three months ended March 31, 2005
Revenue	$625	$597	$—	$1,222
Operating (loss) income	(12)	27	37	52
Six months ended March 31, 2006
Revenue	$1,322	$1,165	$—	$2,487
Operating income (loss)	75	101	(16)	160
Six months ended March 31, 2005
Revenue	$1,217	$1,153	$—	$2,370
Operating income	13	83	44	140

The following table sets forth the Company’s long-lived assets by geographic area:

	March 31, 2006	September 30, 2005
	Dollars in millions
U.S.	$434	$453
Outside the U.S.:
Germany	205	214
EMEA—Europe / Middle East / Africa (excluding Germany)	50	52
APAC—Asia Pacific	15	14
Americas, non-U.S.	4	5
Total outside the U.S.	274	285
Total	$708	$738

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

Commissions Arbitration Demand

In July 2002, Communications Development Corporation (“CDC”), a British Virgin Islands corporation, made formal demand for arbitration for alleged unpaid commissions in an amount in excess of $10 million, stemming from the sale of products from Avaya’s businesses that were formerly owned by Lucent Technologies Inc. (“Lucent”) involving the Ministry of Russian Railways. In April 2003, CDC initiated the arbitration before the American Arbitration Association. The plaintiff alleges that as a result of agreements entered into between the plaintiff and the Company, it is owed commissions on sales by the Company to the Ministry of Russian Railways on a continuing basis. The Company believes that the agreements relating to the plaintiff’s claim have expired or do not apply to the products in question. As the sales of products continue, CDC may likely increase its commission demand. An arbitration hearing commenced in December 2005, with the parties expecting to reconvene for further arbitration proceedings some time in mid 2006.

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

ERISA Class Action—Securities Litigation

In July 2005, a purported class action lawsuit was filed in the United States District Court for the District of New Jersey against us and certain of our officers, employees and members of the Board of Directors (the “Board”) of the Company, alleging violations of certain laws under the Employee Retirement Income Security Act of 1974 (“ERISA”). On October 17, 2005, an amended purported class action was filed against us and certain of our officers, employees and members of the Board. Like the initial complaint, the amended complaint purports to be filed on behalf of all participants and beneficiaries of the Avaya Inc. Savings Plan, the Avaya Inc. Savings Plan for Salaried Employees and the Avaya Inc. Savings Plan for the Variable Workforce (collectively, the “Plans”), during the period from October 5, 2004 through July 20, 2005. It contains factual allegations substantially similar to those asserted in the matters under the heading of “Securities Litigation.”

The complaint alleged, among other things, that the named defendants breached their fiduciary duties owed to participants and beneficiaries of the Plans and failed to act in the interests of the Plans’ participants and beneficiaries in offering Avaya common stock as an investment option, purchasing Avaya common stock for the Plans and communicating information to the Plans’ participants and beneficiaries. The complaint sought a monetary payment to the plans to make them whole for the alleged breaches, costs and attorneys’ fees. The Defendants filed a motion to dismiss the amended complaint in December 2005. In an order and opinion dated April 24, 2006, the District Court judge granted the Defendant’s motion and dismissed the amended complaint in its entirety.

ERISA Class Action—Stock Funds

In April 2006, a purported class action was filed in the United States District Court, District Court of New Jersey, alleging that Avaya Inc., certain employees and the Pension and Employee Benefits Investment Committee violated the Employee Retirement Income Security Act of 1974 (“ERISA”), by including in the Avaya Inc. Savings Plan for Salaried Employees, the Avaya Inc. Savings Plan and the Avaya Inc. Savings Plan for the Variable Workforce (“Plans”), investment options for the Lucent Technologies Inc. Stock Fund (“Lucent Fund”) and the Avaya Inc. Stock Fund (“Avaya Fund”) for the period of October 2000 to April 2003 (“Alleged Class Period”). The complaint asserts, among other things, that during the Alleged Class Period defendants breached their fiduciary duties under ERISA by violating ERISA’s provisions against prohibited transactions; offering the Lucent Fund and Avaya Fund imprudently as investment options; failing properly to monitor the funds; and, failing properly to monitor the actions of other plan fiduciaries, thus causing the Plans to suffer damages. The complaint seeks monetary relief on behalf of the Plans and its participants, and also seeks injunctive relief and costs, including attorneys’ fees.

This matter is in the early stages of litigation, and an outcome cannot be predicted and, as a result, we cannot be assured that this case will not have a material adverse effect on our financial position, results of operations or cash flows.

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

Antitrust Lawsuit

In August 2005, United Asset Coverage, Inc. (“UAC”), filed a verified complaint against the Company in the United States District Court, Northern District of Illinois, alleging, among other things, violations of federal and state antitrust laws, in the manner in which the Company seeks to protect its proprietary information. The verified complaint sought a temporary restraining order against the Company to enjoin immediately its practice of limiting the use of its proprietary information in a manner which UAC believes is in violation of its contracts and licensing agreements. The court denied UAC’s motion for temporary restraints. A preliminary injunction hearing began on October 25, 2005, and after several adjournments of the hearing based on the District Court’s schedule, concluded on November 22, 2005. The parties submitted post-hearing briefs in support of their respective positions in mid December 2005. In early January 2006, the District Court issued its decision, denying in its entirety plaintiff’s motion for a preliminary injunction. The District Court also entered an order regarding scheduling in the matter.

Even though Avaya prevailed in the preliminary injunction proceeding, an outcome in this matter cannot be predicted at this time, and we cannot be assured that this case will not have a material adverse effect on our financial position, results of operations or cash flows.

Environmental, Health and Safety Matters

The Company is subject to a wide range of governmental requirements relating to employee safety and health and to the handling and emission into the environment of various substances used in its operations. The Company is subject to certain provisions of environmental laws, particularly in the United States and Germany, governing the cleanup of soil and groundwater contamination. Such provisions impose liability for the costs of investigating and remediating releases of hazardous materials at currently or formerly owned or operated sites. In certain circumstances, this liability may also include the cost of cleaning up historical contamination, whether or not caused by the Company. The Company is currently conducting investigation and/or cleanup of known contamination at nine of its current or former facilities either voluntarily or pursuant to government directives. Based on currently available information, none of the sites is reasonably likely to generate environmental costs that will be individually material nor will environmental costs for all sites in the aggregate be material for fiscal 2006. There are no known third parties who may be responsible for investigation and/or cleanup at these sites and therefore, for purposes of assessing the adequacy of accruals for these liabilities, the Company has not assumed that it will recover amounts from any third party, including under any insurance coverage or indemnification arrangement. Although the Company does not separately track recurring costs of managing hazardous substances and pollutants in ongoing operations, it does not believe them to be material.

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

The Company assesses the adequacy of environmental reserves on a quarterly basis. The Company does not expect the outcome of these matters to have a material impact on its financial position. Expenditures for environmental matters for the three and six months ended March 31, 2006 and 2005 were not material to the Company’s financial position, results of operations or cash flows. Payment for the environmental costs covered by the reserves may be made over a 30-year period.

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

Dollars in millions
Balance as of September 30, 2005	$30
Reductions for payments and costs to satisfy claims	(26)
Accruals for warranties issued during the period	23
Balance as of March 31, 2006	$27

Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements

Letters of Credit

The Company has entered into uncommitted credit facilities that vary in term totaling $127 million as of March 31, 2006, for the purpose of securing third party financial guarantees such as letters of credit which ensure the Company’s performance or payment to third parties. Additionally, the Company has a $400 million committed credit facility, which is discussed in Note 8 “Long-Term Debt.” As of March 31, 2006, the Company had outstanding an aggregate of $119 million in irrevocable letters of credit under the committed and uncommitted credit facilities (including $46 million under its $400 million committed credit facility).

Surety Bonds

The Company arranges for the issuance of various types of surety bonds, such as license, permit, bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. These bonds vary in duration although most are issued and outstanding from six months to three years. These bonds are backed by $17 million of our letters of credit. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $36 million as of March 31, 2006. Historically, no surety bonds have been drawn upon.

Purchase Commitments and Termination Fees

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and to help assure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that allow them to produce and procure inventory based upon forecasted requirements provided by the Company. If the Company does not meet these specified purchase commitments, it could be required to purchase the inventory, or in the case of certain agreements, pay an early termination fee. As of March 31, 2006, the maximum potential payment under these commitments was approximately $171 million. Historically, the Company has not been required to pay a charge for not meeting its designated purchase commitments with these suppliers.

The Company’s outsourcing agreement with its most significant contract manufacturer was extended and now expires in November 2007. All manufacturing of the Company’s products is performed in accordance with detailed specifications and product designs furnished by the Company and is subject to quality control standards.

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

For the Company’s product financing arrangement with resellers outside the U.S., in the event participating resellers default on their payment obligations to the lending institution, the Company is obligated under certain circumstances to guarantee repayment to the lending institution. The repayment amount fluctuates with the level of product financing activity. The guarantee repayment amount reported to the Company from the lending institution was approximately $3 million as of March 31, 2006. The Company reviews and sets the maximum credit limit for each reseller participating in this financing arrangement. Historically, there have not been any guarantee repayments by the Company since the founding of Avaya Inc. in October 2000. The Company has estimated the fair value of this guarantee as of March 31, 2006, and has determined that it is not significant. There can be no assurance that the Company will not be obligated to repurchase inventory under this arrangement in the future.

Performance Guarantee

In connection with the sale of Connectivity Solutions and the sale of a portion of the Expanets business, the Company has assigned its rights and obligations under several real estate leases to the acquiring companies (the “assignees”). The remaining terms of these leases vary from one year to eight years. While the Company is no longer the primary obligor under these leases, the lessors have not completely released the Company from its obligations, and hold it secondarily liable in the event that the assignees default on these leases. The maximum potential future payments the Company could be required to make, if all of the assignees were to default as of March 31, 2006, would be approximately $18 million. The Company has assessed the probability of default by the assignees and has determined it to be remote.

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

Transactions with Lucent

On September 30, 2000, Lucent contributed its enterprise networking business to us and distributed all of the outstanding shares of our capital to its shareowners. We refer to these transactions in the Quarterly Report on form 10-Q as the “distribution.” In connection with the distribution, the Company and Lucent executed and delivered the Contribution and Distribution Agreement and certain related agreements.

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

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview	30
Key Trends and Uncertainties Affecting Our Results	33
Operating Segments	37
Results from Continuing Operations	37
Liquidity and Capital Resources	47
Forward Looking Statements	53

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

Our accompanying unaudited Consolidated Financial Statements as of March 31, 2006 and for the three and six months ended March 31, 2006 and 2005, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the United States Securities and Exchange Commission, or the SEC, for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2005, which were included in our Annual Report on Form 10-K filed with the SEC on December 13, 2005. In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated. Certain prior year amounts have been reclassified to conform to the current interim period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

Overview

Products, Applications and Services

We are a leading provider of communications solutions, comprised of equipment hardware, software and services that help enterprises transform their businesses by redefining the way they work and interact with their customers, employees, business partners, suppliers and others. Our goal is to help our customers optimize their enterprise communications networks in order to serve their customers better, enabling them to reduce costs and become more competitive while preserving the security and reliability of their networks. A key component of our strategy is to leverage our substantial experience and expertise in traditional voice communications systems to capitalize on the transition of these traditional voice systems to Internet Protocol (“IP”) and the adoption of IP telephony solutions. We believe our comprehensive suite of IP telephony solutions, communications applications and appliances, as supported by our global services organization and extensive network of business partners, transforms the enterprise communications system into a strategic asset for businesses, by enabling them to communicate to “anyone, at any place, at any time and in any way” they choose.

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

•       maintenance services;

•       professional services, consulting, design and network integration;

•       product implementation; and

•       managed services.

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

We operate in approximately 50 countries and sell products and services through a network of business partners, distributors and dealers who have customers in nearly 100 other countries. As a result of our acquisition of Tenovis in November 2004, we have significantly increased our presence in Europe, particularly in Germany. During the six months ended March 31, 2006, approximately 42% of our revenues were generated outside the U.S.

We are focused on the migration of our customers’ traditional voice communications to a converged network that provides for the integration of voice, data, video and other applications traffic on a single network. We offer customers the flexibility to implement new IP telephony solutions or “IP-enable” their existing voice communications systems, thereby preserving some of their existing communications technology investments and allowing them to implement IP telephony at their own pace. Converged networks offer increased functionality and provide our enterprise customers with the ability to reach the right person at the enterprise, at the right time, in the right place and in the right way, thereby optimizing business interactions and enhancing our customers’ ability to grow revenue and reduce costs. Our products, applications and services are intended to drive the integration of communications and business processes, making communications an important component of our customers’ business strategies.

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

Financial and Operating Results for the Six Months Ended March 31, 2006

Revenue—Revenue was $2,487 million and $2,370 million for the six months of fiscal 2006 and 2005, respectively. The 4.9% revenue growth was across both of our operating segments and all of our regions. Overall growth benefited by a full period’s results of the Tenovis acquisition, partially offset by $48 million of unfavorable foreign currency impact. These factors, on a net basis, benefited EMEA growth as well. The APAC region benefited from increased revenues associated with Avaya GlobalConnect Limited., our majority owned subsidiary in India, which we refer to as AGC.

Profitability—We earned income from continuing operations of $109 million during the first six months of fiscal 2006, compared to $69 million during the same period of fiscal 2005. We have achieved net income for each of the last 12 consecutive quarters and each of our operating segments has been profitable on an annual basis for the past two fiscal years. Our operating income was $160 million or 6.4% of revenue, for the six months of fiscal 2006, compared to $140 million, or 5.9% of revenue, for the same period of fiscal 2005. Included in this fiscal 2006 increase is a $21 million one-time benefit arising from a change in company policy which eliminated the carryover of vacation days applicable to substantially all of our U.S. non-represented employees. This was mostly offset by $20 million of restructuring charges related to employee separations in Germany (comprised of $15 million in order to reduce costs and expenses and to improve Germany’s operational performance, and $5 million of expense related to higher than originally expected per employee separation costs for former Tenovis employees.)

Liquidity—Our debt balance is $29 million as of March 31, 2006, which is comprised of capital lease obligations and the remaining senior notes balance of $13 million. These notes were subsequently called on April 3, 2006 for a cash payment of $14 million. We ended the second quarter of fiscal 2006 with a cash balance of $745 million.

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

As a result of the technology transition, spending by enterprises on traditional voice communication systems has been declining. Increases in our product revenue attributable to sales of IP telephony systems continue to be offset in part by declines in product revenue attributable to traditional voice communication systems.

•       Competitive environment—We have historically operated, and continue to operate, in an extremely competitive environment. One aspect of this environment is that we regularly face pricing pressures in the markets in which we operate. We have been able to mitigate the effects of pricing pressures on profitability through our actions to improve gross margins, including cost reduction initiatives. In addition, we are facing competition from companies that offer similar products and applications to those we offer as part of their larger, bundled offering. For other uncertainties related to the competitive environment in which we operate, see “Forward Looking Statements—Risks Related To Our Revenue and Business Strategy—We face intense competition from our current competitors and, as the enterprise communications and information technology markets evolve, may face increased competition from companies that do not currently compete directly against us.”

•  Pressures on services business—We continue to face challenges in our Avaya Global Services segment. A high correlation exists with respect to customers in our direct channel who purchase products also electing to purchase maintenance contracts at the time of the product purchase. The maintenance business has been negatively affected by cancellations, subsequent contract renegotiations and changes in scope (i.e. number of ports, number of sites, or hours and levels of coverage) at the time of renewal, and pricing pressures. Our managed services business generally involves larger contracts with customers who outsource responsibility for their voice applications domain to us. We expect to face challenges in this area relating to timing and closure of new business opportunities, as well as pricing pressures and scope changes similar to the maintenance business.

•  Supply chain issues—During fiscal 2006, we experienced disruption and delays in delivery of certain products from one of our contract manufacturers in meeting timelines for our customer requirements. Due to the number of variables involved, it is difficult to quantify a specific impact to the second quarter of fiscal 2006, but we estimate that our revenue was impacted negatively by as much as $35 million in the second quarter of fiscal 2006. Please see “Outsourcing of Certain Manufacturing Operations” for more information related to issues with our outsourced manufacturing operations.

•       Foreign currency—With the full benefit from the Tenovis acquisition included in our results, our revenues outside of the U.S. were 42% of our consolidated revenues in the six months ended March 31, 2006 compared to 40% for the same period of fiscal 2005. Any weakening of the U.S. dollar against other currencies, particularly the euro, will have a positive impact on our reported revenues and profitability. Conversely, any strengthening of the U.S. dollar will have a negative impact.

•  Economic conditions—An important factor affecting our ability to generate revenue is the effect of general economic conditions on our customers’ willingness to spend on information technology and, particularly, enterprise communications technology. As economic conditions have gradually improved in most of our markets over the past few years, we have seen indications that enterprises may be more willing to spend on enterprise communications technology than in the past several years. While the world economy is expected to grow, variability in employment, corporate profit growth, interest rates, energy prices and other factors in specific markets could impact corporate willingness to spend on communications technology in the near term. Additionally, the country to country variability in worldwide economic growth could also impact our business as growth rates of developed and more stable economies tend to be lower than that of emerging economies, where there could be more variables affecting the economic growth.

•  EMEA rental business model—Under the rental business model we have historically used in EMEA, rental revenue is recognized over the term of the rental agreement and reported as rental and managed services revenue.  We are implementing a business model through a third-party finance company under which revenue will be recorded separately as sale of products and  sale of services.  This will result in recognition of product revenue at the point of sale, rather than the rental revenue being recognized over the term of the agreement. As our current rental customers migrate to this new business model, we anticipate that product revenue will increase and rental and managed services revenue will decrease.

Continued Focus on Cost Structure

As a result of the growth of our revenue and our continued focus on controlling costs, we returned to profitability in the third quarter of fiscal 2003 and have been profitable in each of the eleven subsequent quarters. During fiscal 2005 and into fiscal 2006, we continued to focus on controlling our costs, particularly in relation to our revenue.

As part of our focus on controlling costs, we have reduced primarily the management and back office headcount in our U.S. sales organization, and have also reduced the headcount in our services business. In addition, during fiscal 2005, we reached agreements with the various Works Councils in Europe to reduce our workforce. Including these positions agreed to by the Works Councils, we reduced our workforce by approximately 800 positions in EMEA, the majority of which have been eliminated. We have begun to realize the benefits of these actions in fiscal 2006. During the second quarter of fiscal 2006, we recorded $5 million of expense related to higher than originally expected per employee separation costs for these former Tenovis employees. In addition, during the second quarter of fiscal 2006, we recorded a restructuring charge of $15 million in order to reduce costs and expenses and to improve Germany’s operational performance. The restructuring plan includes a reduction of approximately 150 positions across various business groups, with employee separation payments determined through individual negotiations. We anticipate taking further actions to reduce our workforce in EMEA during the third quarter of fiscal 2006, and will record an additional charge, the magnitude of which is currently being evaluated. We will begin to partially realize the benefits of these actions in the third and fourth quarters of fiscal 2006 and fully in fiscal 2007.

As discussed in more detail below, our gross margin was roughly flat at 46.9% for the six months ended March 31, 2006, compared to 46.7% for the same period of fiscal 2005. Cost savings associated with headcount reductions and a $10 million benefit from the reduction of a portion of our vacation accrual in connection with a change in Company policy were offset by increased employee benefit costs and higher product discounts.

As a percentage of revenue, our SG&A expenses decreased from 32.2% for the six months ended March 31, 2005 to 31.5% for the six months ended March 31, 2006. This decrease was primarily due to a $7 million benefit from the reduction of a portion of our vacation accrual in connection with a change in Company policy, as well as savings from fiscal 2005 headcount reductions. These favorable items were partially offset by increased employee benefit costs.

Strategic Uses of Cash and Cash Equivalents

As further discussed in “Liquidity and Capital Resources,” our cash balance was reduced by $5 million to $745 million as of March 31, 2006. During the six months ended March 31, 2006, we generated positive cash flow from operations of $275 million and used $193 million to repurchase 17,416,800 shares of our common stock in accordance with a share repurchase plan authorized by the Board of Directors. See Part II, Item 2, “Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities” for more information on the repurchases for the second quarter of fiscal 2006. We also continued to use cash for capital expenditures and software development costs.

Deferred Tax Assets

As of March 31, 2006, we had $916 million in net deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences, which are available to reduce taxable income predominately in the U.S. in future periods. The net deferred tax asset is net of a valuation allowance of $159 million, which was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The valuation allowance is comprised of $136 million of non-U.S. deferred tax assets and $23 million relating to certain U.S. federal and state deferred tax assets that continue to be fully reserved. Included in the net deferred tax assets is an $83 million net deferred tax liability primarily related to the acquisition of intangible assets in Germany.

Employees

As of March 31, 2006, we employed 18,347 employees, of which 17,866 are full-time (12,130 are management and non-represented employees and 5,736 are represented employees covered by collective bargaining agreements or works councils) and 481 are part-time employees (165 are management and non-represented employees and 316 are represented employees covered by collective bargaining agreements or works councils).

Of the 6,052 full-time and part-time employees covered by collective bargaining agreements or works councils, 2,972 employees are covered by collective bargaining agreements in the United States. Not included in the numbers above are 645 non-represented employees employed at AGC as of March 31, 2006.

Effective June 1, 2003, we renewed our collective bargaining agreements with the Communications Workers of America and the International Brotherhood of Electrical Workers. The agreements are for a term of three years, ending May 27, 2006. In April 2006, we commenced negotiations to enter into new collective bargaining agreements with the unions. The current agreements provide for a 3% per year wage increase for employees during the duration of the agreements, and a 3% increase per year to employees’ pension benefits for the duration of the agreements. The agreements also included additional cost sharing by employees and retirees for certain medical health benefit co-payments. Although we have historically not encountered significant business disruptions in renewing our collective bargaining agreements, failure to renew our agreements by May 27, 2006 could result in a work stoppage or other disruption within certain segments of our operations. We may not be able to resolve any issues in a timely manner and our contingency plans may not be sufficient to avoid an impact on our business.

Outsourcing of Certain Manufacturing Operations

We have outsourced substantially all of our product manufacturing operations. Most of these operations have been outsourced to Celestica Inc. (“Celestica”) and are currently manufactured in Mexico, France, Malaysia and the Czech Republic, although we also have other contract manufacturers. Our outsourcing agreement with Celestica was extended and now expires in November 2007. The remaining sources of our manufacturing capacity are outsourced to a number of other contract manufacturers located in the United Kingdom, France, China and Israel. All manufacturing of the Company’s products is performed in accordance with detailed specifications and product designs furnished by the Company and is subject to quality control standards.

At the end of the first quarter and through the second quarter of fiscal 2006, we experienced disruption and delays in delivery of certain products from one of our contract manufacturers in meeting timelines for our customer requirements. Due to the number of variables involved, it is difficult to quantify a specific impact to the second quarter of fiscal 2006, but we estimate that our revenue was negatively impacted by as much as $35 million in the second quarter of fiscal 2006.

Although the supply situation improved throughout the quarter in relation to our requirements, we are continuing to experience delays in some product commitments in our third quarter. As a result, it is likely that there will continue to be shortages of some key products during the third quarter. There is also the possibility that we may lose some revenue if we cannot fulfill customer orders on schedule. We are working closely with our contract manufacturer to resolve these issues as early as possible. For more information on risks related to the outsourcing of certain manufacturing operations, see “Forward Looking Statements—Risks Related To Our Operations—We depend on contract manufacturers to produce the majority of our products and if these manufacturers are unable to fill our orders on a timely and reliable basis, we will likely be unable to deliver our products to meet customer orders or satisfy their requirements.”

We also may from time to time be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. For example, the European Union (“EU”) has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) and the Waste Electrical and Electronic Equipment (“WEEE”) directives. RoHS prohibits the use of certain substances, including mercury and lead, in certain products put on the market after July 1, 2006. The WEEE directive obligates parties that place electrical and electronic equipment onto the market in the EU to put a clearly identifiable mark on the equipment, register with and report to EU member countries regarding distribution of the equipment, and provide a mechanism to take back and properly dispose of the equipment. Each EU member country has enacted, or is expected to soon enact, legislation clarifying what is and what is not covered by the WEEE directive in that country. Similar laws and regulations have been or may be enacted in other regions.

We face increasing complexity in our product design, logistics and procurement operations as we adjust to new and upcoming requirements relating to the materials composition of our products. Other environmental regulations may require us to reengineer products to utilize components which are more environmentally compatible and such reengineering and component substitution may result in additional costs to us. Notwithstanding our ability or willingness to reengineer products or pay additional costs, we still may be adversely affected if the materials and components that we need are unavailable to us. In addition, if we were found to be in violation of these laws, we could be subject to governmental fines, any noncompliant products may be banned from European markets and our customers may incur liability.

Although we do not anticipate any material adverse effects based on the nature of our operations and the effect of such laws, there is no assurance that such existing laws or future laws will not have an adverse effect on us.

Operating Segments

We manage our business based on two operating segments—Global Communications Solutions, or GCS, and Avaya Global Services, or AGS. The following table sets forth the allocation of our revenue among our operating segments and expressed as a percentage of total revenue:

					Second Fiscal Quarter
							Mix
2Q05	3Q05	4Q05	1Q06	Dollars in millions	2006	2005	2006	2005	Change
$625	$648	$707	$661	Global Communications Solutions	$661	$625	53%	51%	$36	5.8%
597	588	589	588	Avaya Global Services	577	597	47%	49%	(20)	-3.4%
$1,222	$1,236	$1,296	$1,249	Total	$1,238	$1,222	100%	100%	$16	1.3%

The increase in revenues contributed by the GCS segment for the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 is primarily due to increases in sales of large communications systems to indirect customers in the U.S. The decrease in AGS revenues is primarily in the U.S. and EMEA customer maintenance businesses and the U.S. managed services business. The GCS and AGS segments were affected by $15 million and $10 million, respectively, of unfavorable foreign currency impacts, particularly due to the euro exchange rate.

Results from Continuing Operations

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005

Revenue

The following table sets forth a comparison of revenue by type:

					Second Fiscal Quarter
							Mix
2Q05	3Q05	4Q05	1Q06	Dollars in millions	2006	2005	2006	2005	Change
$543	$566	$631	$591	Sales of products	$593	$543	48%	44%	$50	9.2%
498	497	499	501	Services	487	498	39%	41%	(11)	-2.2%
181	173	166	157	Rental and managed services	158	181	13%	15%	(23)	-12.7%
$1,222	$1,236	$1,296	$1,249	Total revenue	$1,238	$1,222	100%	100%	$16	1.3%

Sales of products for the second quarter of fiscal 2006 increased in all regions except EMEA, including a 14% increase in the U.S. when compared to the second quarter of fiscal 2005. EMEA revenue was relatively flat, and was negatively impacted from currency fluctuations by approximately 6.5%. The increase in sales of products occurred in our indirect channel, particularly related to our large enterprise customers. Services revenue for the second quarter of fiscal 2006 decreased primarily in the EMEA maintenance and implementation and integration services businesses, which were negatively impacted by customer changes in scope, cancellations and currency fluctuations. Rental and managed services revenue for the second quarter of fiscal 2006 decreased in the U.S. and EMEA due to customer changes in scope, cancellations and currency fluctuations.

The following table sets forth a geographic comparison of revenue:

					Second Fiscal Quarter
							Mix
2Q05	3Q05	4Q05	1Q06	Dollars in millions	2006	2005	2006	2005	Change
$689	$717	$768	$734	U.S.	$719	$689	58%	56%	$30	4.4%
				Outside the U.S.:
211	206	194	186	Germany	182	211	15%	17%	(29)	-13.7%
176	171	184	178	EMEA—Europe / Middle East / Africa (Excluding Germany)	174	176	14%	15%	(2)	-1.1%
89	83	90	87	APAC—Asia Pacific	99	89	8%	7%	10	11.2%
57	59	60	64	Americas, non-U.S.	64	57	5%	5%	7	12.3%
533	519	528	515	Total outside the U.S.	519	533	42%	44%	(14)	-2.6%
$1,222	$1,236	$1,296	$1,249	Total revenue	$1,238	$1,222	100%	100%	$16	1.3%

Revenues in the U.S. increased for the second quarter of fiscal 2006 compared to the same quarter last fiscal year due to increases in sales of products through the indirect channel. Outside of the U.S., revenues increased for APAC, primarily in Japan, and revenues increased for Americas, non-U.S, primarily in Brazil and Mexico. Decreases in Germany were due to changes in customer scope and cancellations in the services and managed services business, while EMEA, excluding Germany, remained roughly flat. EMEA, including Germany, was affected by $28 million of unfavorable foreign currency impacts.

The following table sets forth a comparison of revenue from sales of products by channel:

					Second Fiscal Quarter
							Mix
2Q05	3Q05	4Q05	1Q06	Dollars in millions	2006	2005	2006	2005	Change
$265	$279	$322	$268	Direct	$250	$265	42%	49%	$(15)	-5.7%
278	287	309	323	Indirect	343	278	58%	51%	65	23.4%
$543	$566	$631	$591	Total sales of products	$593	$543	100%	100%	$50	9.2%

Our mix of sales of products shifted toward indirect compared to the second quarter of fiscal 2005. All regions experienced increases in sales of product and indirect channel revenues, with the most significant in the U.S, related primarily related to our large enterprise customers.

Gross Margin

The following table sets forth a comparison of gross margin by type:

					Second Fiscal Quarter
							Percent of Revenue
2Q05	3Q05	4Q05	1Q06	Dollars in millions	2006	2005	2006	2005	Change
$298	$301	$337	$314	On sales of products	$318	$298	53.6%	54.9%	$20	6.7%
159	172	174	180	On services	170	159	34.9%	31.9%	11	6.9%
106	102	105	95	On rental and managed services	90	106	57.0%	58.6%	(16)	-15.1%
$563	$575	$616	$589	Total gross margin	$578	$563	46.7%	46.1%	$15	2.7%

Overall gross margin dollars and rate increased compared to the second quarter of fiscal 2005. The gross margin on sales of products was negatively impacted by higher discounts to our large enterprise customers in the U.S and channel mix partially offset by product cost reductions. The gross margin on services improved due to the impact of headcount reductions initiated in fiscal 2005, as well as cost reductions related to improved inventory management. The gross margin on rental and managed services declined due to lower volumes, particularly in EMEA.

Operating expenses

					Second Fiscal Quarter
							Percent of Revenue
2Q05	3Q05	4Q05	1Q06	Dollars in millions	2006	2005	2006	2005	Change
$406	$406	$414	$385	Selling, general and administrative	$399	$406	32.2%	33.2%	$(7)	-1.7%
105	93	98	97	Research and development	106	105	8.6%	8.6%	1	1.0%
—	—	22	—	Restructuring charges	20	—	1.6%	0.0%	20	100.0%
$511	$499	$534	$482	Total operating expenses	$525	$511	42.4%	41.8%	$14	2.7%

The decrease in SG&A expenses is primarily due to savings from prior fiscal year headcount reductions in both the U.S. and EMEA and also due to favorable currency impact.

Research and development, or R&D, expenses were roughly flat on a comparable basis. R&D spending increases were offset by an increase in software capitalization.

Restructuring charges for the six months ended March 31, 2006 represent employee separation costs in Germany, comprised of $15 million in order to reduce costs and expenses and to improve Germany’s operational performance and $5 million of expense related to higher than originally expected per employee separation costs for former Tenovis employees.

Other Income, Net

					Second Fiscal Quarter
2Q05	3Q05	4Q05	1Q06	Dollars in millions	2006	2005	Change
$—	$4	$2	$5	Other income, net	$6	$—	$6	100%

Other income, net for the second quarter of fiscal 2006 primarily represents interest income. Other income, net for the same quarter in fiscal 2005 is related primarily to a $2 million loss on the repayment of $103 million principal amount of secured floating rate notes, as well as $4 million of other miscellaneous expenses that were offset by $6 million of interest income.

Interest Expense

					Second Fiscal Quarter
2Q05	3Q05	4Q05	1Q06	Dollars in millions	2006	2005	Change
$5	$3	$1	$1	Interest expense	$2	$5	$(3)	-60%

For the second quarter of fiscal 2006, interest expense decreased as a result of a lower debt principal balance outstanding during the period. Total debt decreased from $188 million as of March 31, 2005 to $29 million as of March 31, 2006 due to the retirement of Tenovis’ secured floating rate notes and the repurchase of a majority of our outstanding senior notes during fiscal 2005.

Provision for (Benefit from) Income Taxes

					Second Fiscal Quarter
2Q05	3Q05	4Q05	1Q06	Dollars in millions	2006	2005	Change
$11	$(117)	$(577)	$40	Provision for (benefit from) income taxes	$19	$11	$8	73%

The provision for income taxes in the second quarter of fiscal 2006 is based on an effective tax rate of 33.3% and is comprised of U.S. federal, state and non-U.S. taxes. The provision for income taxes in the second quarter of fiscal 2005 was comprised of state and non-U.S. income taxes.

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

The following table sets forth revenue by similar class of products within the Global Communications Solutions segment:

					Second Fiscal Quarter
							Mix
2Q05	3Q05	4Q05	1Q06	Dollars in millions	2006	2005	2006	2005	Change
$393	$393	$445	$413	Large Communications Systems	$414	$393	63%	63%	$21	5.3%
78	93	91	88	Small Communications Systems	94	78	14%	13%	16	20.5%
145	151	164	151	Converged Voice Applications	141	145	21%	23%	(4)	-2.8%
9	11	7	9	Other	12	9	2%	1%	3	33.3%
$625	$648	$707	$661	Total GCS revenue	$661	$625	100%	100%	$36	5.8%

Revenue for GCS increased in all regions except for EMEA which was primarily affected by unfavorable foreign currency impacts. The primary driver for the overall increase was strengthening sales in the U.S. GCS also benefited from an increase in indirect channel revenue.

The increase in total revenue for GCS was primarily attributable to the continued migration to IP products which exceeded the decline of TDM products. Large Communication Systems benefited from increased sales of gateways and appliances partially offset by the decline of traditional TDM products in EMEA. Increased Small Communications Systems revenues are a result of greater IP Office sales offset by lower sales of traditional products in EMEA. Converged Voice Applications revenues declined due to lower demand for traditional messaging sales attributed to the anticipated rollout of a new modular messaging release and lower contact center application sales.

The following table sets forth operating income (loss) of the GCS segment:

Second Fiscal Quarter
Percent of Revenue
2Q05	3Q05	4Q05	1Q06	Dollars in millions	2006	2005	2006	2005	Change

$(12)	$1	$43	$43	Operating income (loss)	$32	$(12)	4.8%	-1.9%	$44	366.7%

The increase in operating income was primarily due to higher product sales, partially offset by pricing pressures in the direct channel.

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

The following table sets forth revenue by similar class of services within the AGS segment:

					Second Fiscal Quarter
							Mix
2Q05	3Q05	4Q05	1Q06	Dollars in millions	2006	2005	2006	2005	Change
$377	$381	$375	$380	Maintenance	$366	$377	63%	63%	$(11)	-2.9%
123	118	125	123	Implementation and integration services	120	123	21%	21%	(3)	-2.4%
96	88	87	85	Managed services	90	96	16%	16%	(6)	-6.3%
1	1	2	—	Other	1	1	0%	0%	—	0.0%
$597	$588	$589	$588	Total AGS revenue	$577	$597	100%	100%	$(20)	-3.4%

The overall decrease in AGS revenue is due to declines of approximately $11 million of revenue outside the U.S. and $9 million in U.S. revenue. The decrease in international revenue is primarily due to a decrease of approximately $16 million in EMEA offset by modest increases in APAC and Americas, non-U.S.

The decrease in AGS revenue is primarily due to a decline in the managed services revenue in the U.S. and the maintenance revenue in EMEA due to customer changes in scope and cancellations and foreign currency fluctuations. Implementation and Integration services decreased primarily due to the decline in EMEA product revenue partially offset by modest increases in APAC and Americas, non-U.S. Managed services revenues in the U.S. were unfavorably affected by customer changes in scope and cancellations as well as lower sales of telephony equipment to the U.S. managed services customers. The second quarter of fiscal 2006 also included approximately $10 million of unfavorable foreign currency impacts.

Certain services revenue generated by AGC which was previously categorized as “Other” has been reclassified to maintenance revenue for all periods presented.

The following table sets forth operating income of the Avaya Global Services segment:

Second Fiscal Quarter
Percent of Revenue
2Q05	3Q05	4Q05	1Q06	Dollars in millions	2006	2005	2006	2005	Change

$27	$37	$46	$60	Operating income	$41	$27	7.1%	4.5%	$14	51.9%

The increase in operating income is due to higher gross margins primarily in the U.S. Slightly higher gross margins are primarily due to the impact of cost reductions in fiscal 2005, as well as improved operational efficiencies in the management of inventory levels.

Corporate/Other Unallocated Amounts

					Second Fiscal Quarter
2Q05	3Q05	4Q05	1Q06	Dollars in millions	2006	2005	Change
$37	$38	$(7)	$4	Operating (loss) income	$(20)	$37	$(57)	-154%

At the beginning of each fiscal year, the amount of corporate overhead and certain other expenses, including targeted annual incentive awards, to be charged to operating segments is determined and fixed for the entire year in the annual plan. For instance, the annual incentive award accrual is adjusted quarterly based on actual year-to-date results and those estimated for the remainder of the year.

During the second quarter of fiscal 2006, the operating loss of $20 million is comprised of employee separation costs in Germany (comprised of $15 million in order to reduce costs and expenses and to improve Germany’s operational performance, and $5 million of expense related to higher than originally expected per employee separation costs for former Tenovis employees), as well as certain real estate expenses, partially offset by lower accruals for employee incentive awards.

During the second quarter of fiscal 2005, the operating income of $37 million was driven primarily by the adjustment to employee incentive awards, as well as other over/under absorption of corporate overheads against plan.

Six Months Ended March 31, 2006 Compared with Six Months Ended March 31, 2005

Revenue

The following table sets forth a comparison of revenue by type:

	Six Months Ended March 31,
			Mix
	2006	2005	2006	2005	Change
	Dollars in millions
Sales of products	$1,184	$1,097	47%	46%	$87	7.9%
Services	988	975	40%	41%	13	1.3%
Rental and managed services	315	298	13%	13%	17	5.7%
Total revenue	$2,487	$2,370	100%	100%	$117	4.9%

All revenue types were favorably impacted by a full period of revenues associated with Tenovis in fiscal 2006 and negatively impacted by currency fluctuations. In addition, sales of products increased most significantly in the U.S., primarily due to higher sales of large and small communications systems. Services and rental and managed services revenue were negatively affected by customer changes in scope, pricing pressures and cancellations in the U.S. and EMEA.

The following table sets forth a geographic comparison of revenue:

	Six Months Ended March 31,
			Mix
	2006	2005	2006	2005	Change
	Dollars in millions
U.S.	$1,453	$1,423	58%	60%	$30	2.1%
Outside the U.S.:
Germany	368	324	15%	14%	44	13.6%
EMEA—Europe / Middle East / Africa (Excluding Germany)	352	341	14%	14%	11	3.2%
APAC—Asia Pacific	186	163	8%	7%	23	14.1%
Americas, non-U.S.	128	119	5%	5%	9	7.6%
Total outside the U.S.	1,034	947	42%	40%	87	9.2%
Total revenue	$2,487	$2,370	100%	100%	$117	4.9%

Revenues in all regions experienced growth compared to the first six months of fiscal 2005. Increases in U.S. revenues were due to increases in sales of products, particularly to our indirect customers.

Germany and EMEA, to a lesser extent, increased primarily due to a full period of revenues associated with Tenovis compared to the same period of fiscal 2005. These favorable items were partially offset by $53 million of unfavorable foreign currency impacts EMEA, primarily related to the euro. The increase in revenues in APAC relates primarily to an increase in revenues associated with AGC and increased product sales throughout the region. Revenue in Americas, non-U.S. increased slightly compared to the first quarter of fiscal 2005 due to an increase in services revenue and $8 million of favorable foreign currency impacts which offset a decline in sales of products in the region.

The following table sets forth a comparison of revenue from sales of products by channel:

	Six Months Ended March 31,
			Mix
	2006	2005	2006	2005	Change
	Dollars in millions
Direct	$518	$526	44%	48%	$(8)	-1.5%
Indirect	666	571	56%	52%	95	16.6%
Total sales of products	$1,184	$1,097	100%	100%	$87	7.9%

Our mix of sales of products shifted toward indirect compared to the same period in fiscal 2005. Increases in both large and small communications systems, especially in the U.S., contributed to an increase in indirect revenue through our business partners.

Gross Margin

The following table sets forth a comparison of gross margin by type:

	Six Months Ended March 31,
			Percent of Revenue
	2006	2005	2006	2005	Change
	Dollars in millions
On sales of products	$632	$607	53.4%	55.3%	$25	4.1%
On services	350	328	35.4%	33.6%	22	6.7%
On rental and managed services	185	171	58.7%	57.4%	14	8.2%
Total gross margin	$1,167	$1,106	46.9%	46.7%	$61	5.5%

Gross margin dollars increased primarily due to the full period impact of Tenovis while the overall gross margin rate was roughly flat as compared to the same period in fiscal 2005. The largest factors behind the decline in gross margin percentage on the sales of products were the full period impact of Tenovis as well as higher product discounting in the U.S. partially offset by cost reductions. Gross margin on services revenue increased due to cost reductions initiated in prior periods. The increase in gross margin dollars and rate on rental and managed services was primarily due to the impact of a full period of Tenovis.

Operating expenses

	Six Months Ended March 31,
			Percent of Revenue
	2006	2005	2006	2005	Change
	Dollars in millions
Selling, general and administrative	$784	$763	31.5%	32.2%	$21	2.8%
Research and development	203	203	8.2%	8.6%	—	0.0%
Restructuring charges	20	—	0.8%	0.0%	20	100.0%
Total operating expenses	$1,007	$966	40.5%	40.8%	$41	4.2%

The increase in SG&A expenses is primarily due to the period impact of the Tenovis operations, as well as the impact of other acquisitions made during fiscal 2005. SG&A expense for the current period also includes increased employee benefit costs. These items were partially offset by a $7 million benefit related to the reduction of a portion of our vacation accrual as a result of a change in company policy eliminating carryover vacation days for U.S. non-represented employees and favorable impact of currency fluctuations.

Research and development, or R&D, expenses were unchanged when compared to the same period last fiscal year. The current period included a $3 million benefit related to the reduction of a portion of our vacation accrual as a result of a change in Company policy. The six months ended March 31, 2005 included $4 million of acquired in-process R&D expenses recorded upon the acquisitions of Spectel and Tenovis.

Restructuring charges for the six months ended March 31, 2006 represent employee separation costs in Germany, comprised of $15 million in order to reduce costs and expenses and to improve Germany’s operational performance and $5 million of expense related to higher than originally expected per employee separation costs for former Tenovis employees.

Other Income (Expense), Net

	Six Months Ended March 31,
	2006	2005	Change
	Dollars in millions
Other income (expense), net	$11	$(38)	$49	129%

Other income, net, for the six months ended March 31, 2006 primarily represents interest income. Other expense, net, for the same period in fiscal 2005 is related primarily to a $41 million loss on the repurchase of $271 million aggregate principal amount of our senior notes and a $2 million loss on the repayment of $103 million principal amount of our secrued floating rate notes.

Interest Expense

	Six Months Ended March 31,
	2006	2005	Change
	Dollars in millions
Interest expense	$3	$15	$(12)	-80%

For the six months ended March 31, 2006, interest expense decreased as a result of a lower debt principal balance outstanding during the period. Total debt decreased from $368 million as of December 31, 2004 to $29 million as of March 31, 2006 due to the conversion into common stock of our LYONs, retirement of Tenovis’ secured floating rate notes and the repurchase of a majority of our outstanding senior notes during fiscal 2005.

Provision for Income Taxes

	Six Months Ended March 31,
	2006	2005	Change
	Dollars in millions
Provision for income taxes	$59	$18	$41	228%

The provision for income taxes for the six months ended March 31, 2006 is based on an an effective tax rate of 35.1% and is comprised of U.S. federal, state and non-U.S. taxes. The provision for income taxes for the first half of fiscal 2005 was comprised of state and non-U.S. income taxes.

Segment Results

Global Communications Solutions

The following table sets forth revenue by similar class of products within the GCS segment:

	Six Months Ended March 31,
			Mix
	2006	2005	2006	2005	Change
	Dollars in millions
Large Communications Systems	$827	$747	62%	62%	$80	10.7%
Small Communications Systems	182	147	14%	12%	35	23.8%
Converged Voice Applications	292	295	22%	24%	(3)	-1.0%
Other	21	28	2%	2%	(7)	-25.0%
Total GCS revenue	$1,322	$1,217	100%	100%	$105	8.6%

Revenue for GCS increased in all regions except for EMEA, which was affected by approximately $27 million of unfavorable foreign currency impacts. The primary driver for the overall increase was strengthening sales in the U.S. GCS also benefited from an increase in indirect channel revenue.

The increase in total revenue for GCS was primarily attributable to the continued migration to IP products which exceeded the decline of TDM products. Large Communication Systems benefited from increased sales of enterprise and branch office gateways and higher sales of Communications Manager. Increased Small Communications Systems revenues is a result of greater IP Office sales offset by lower sales of traditional products in EMEA. Converged Voice Applications revenues declined due to lower demand for traditional messaging sales attributed to the anticipated rollout of a new modular messaging release and lower contact center application sales.

The following table sets forth operating income of the GCS segment:

	Six Months Ended March 31,
			Percent of Revenue
	2006	2005	2006	2005	Change
	Dollars in millions
Operating income	$75	$13	5.7%	1.1%	$62	476.9%

The increase in operating income was primarily due to higher product sales, partially offset by pricing pressures in the direct channel.

Avaya Global Services

The following table sets forth revenue by similar class of services within the AGS segment:

	Six Months Ended March 31,
			Mix
	2006	2005	2006	2005	Change
	Dollars in millions
Maintenance	$746	$750	64%	65%	$(4)	-0.5%
Implementation and integration services	243	227	21%	20%	16	7.0%
Managed services	175	175	15%	15%	—	0.0%
Other	1	1	0%	0%	—	0.0%
Total AGS revenue	$1,165	$1,153	100%	100%	$12	1.0%

The overall increase in AGS revenue for the six months ended March 31, 2006 is due to an increase of approximately $37 million in revenue outside the U.S., primarily in EMEA resulting from a full period of revenues associated with Tenovis, offset by a decrease of $25 million in the U.S. revenue and approximately $21 million of unfavorable foreign currency impacts.

The increase in AGS revenue was partially attributable to a full period of revenues associated with Tenovis in fiscal 2006 compared to a partial period in fiscal 2005, as well as an increase in implementation revenues. This increase was partially offset by a decline in the U.S. maintenance revenue. Lower revenues in existing contract-related maintenance were primarily due to cancellations and changes in contract scope. Implementation and integration services increased due to six months of Tenovis as well as an increase in APAC and Americas, non-U.S. Excluding the impact of the business associated with Tenovis, total AGS revenue would have declined compared to the first six months of fiscal 2005.

Prior year revenue amounts have been reclassified to conform to the six months ended March 31, 2006 reporting period.

The following table sets forth operating income of the AGS segment:

	Six Months Ended March 31,
			Percent of Revenue
	2006	2005	2006	2005	Change
	Dollars in millions
Operating income	$101	$83	8.7%	7.2%	$18	21.7%

The increase in operating income is due to higher gross margins primarily in the U.S. Slightly higher gross margins are primarily due to the impact of cost reductions in fiscal 2005, as well as improved operational efficiencies in the management of inventory levels. The slightly higher gross margins were partially offset by increased costs due to a full period of Tenovis in 2006 compared to a partial period in 2005.

Corporate/Other Unallocated Amounts

	Six Months Ended March 31,
	2006	2005	Change
	Dollars in millions
Operating (loss) income	$(16)	$44	$(60)	-136%

Operating loss of $16 million was recorded in Corporate / Other Unallocated Amounts for the six months ended March 31, 2006 and was primarily related to employee separation costs in Germany (comprised of $15 million in order to reduce costs and expenses and to improve Germany’s operational performance, and $5 million of expense related to higher than originally expected per employee separation costs for former Tenovis employees), as well as certain real estate expenses, partially offset by lower accruals for employee incentive awards.

The primary driver of the $44 million operating income in Corporate / Other Unallocated Amounts for the six months ended March 31, 2005 was an adjustment to employee incentive awards due to year-to-date operating performance.

Results of Discontinued Operations

The $2 million loss from discontinued operations during the six months ended March 31, 2005 was primarily the result of the finalization of the working capital adjustment related to the sale of our Connectivity Solutions business, in accordance with the asset purchase agreement.

Liquidity and Capital Resources

During the six months ended March 31, 2006, we generated strong positive cash flow from operations of $275 million. We used $193 million during the six months ended March 31, 2006 to continue our program to repurchase and retire our common shares. We also used $91 million to acquired capitalized assets and develop software. Cash and cash equivalents decreased by $5 million to $745 million over the six months ended March 31, 2006.

Sources and Uses of Cash for the Six Months Ended March 31, 2006

A condensed statement of cash flows for the six months ended March 31, 2006 and 2005 follows:

	Six months ended March 31,
	2006	2005
	Dollars in millions
Net cash provided by (used for):
Operating activities	$275	$60
Investing activities	(99)	(450)
Financing activities	(179)	(380)
Effect of exchange rate changes on cash and cash equivalents	(2)	8
Net decrease in cash and cash equivalents	(5)	(762)
Cash and cash equivalents at beginning of year	750	1,617
Cash and cash equivalents at end of period	$745	$855

Operating Activities

Our net cash provided by operating activities was $275 million for the six months ended March 31, 2006, compared to $60 million for the six months ended March 31, 2005. The increase in cash provided by operating activities was primarily driven by profitable operations and improvements in working capital management. Specific items affecting our cash flows are discussed below:

Lower incentive payments—During the six months ended March 31, 2006, discretionary employee awards were paid but were lower than the management incentives paid during the same period last fiscal year. Payments are based on the prior fiscal year’s performance.

Improvement in Net Income—We generated net income of $109 million for the six months ended March 31, 2006 compared to $67 million in the same period in fiscal 2005, resulting in a $42 million increase. This improvement was due to a $117 million increase in revenue, with higher gross margins generated from increased volumes and continued cost reductions.

Accounts Receivable, Net—The following summarizes our accounts receivable, net and related metrics:

	March 31, 2006	September 30, 2005	Change
	Dollars in millions
Accounts receivable, gross	$850	$920	$(70)
Allowance for doubtful accounts	(51)	(58)	7
Accounts receivable, net	$799	$862	$(63)
Allowance for doubtful accounts as a percent of accounts receivable, gross	6.0%	6.3%	-0.3%
Days sales outstanding (DSO)	58 days	60 days	-2 days
Past due receivables as a percent of account receivable, gross	20.9%	21.7%	-0.8%

The decrease in accounts receivable and DSO was primarily a result of an improvement in our collections in North America.

Inventory—The following summarizes our inventory and inventory turnover:

	March 31,	September 30,
	2006	2005	Change
	Dollars in millions
Finished goods	$275	$274	$1
Raw materials	17	14	3
Total inventory	$292	$288	$4
Inventory turnover	9.0 times	9.4 times	-0.4 times

Inventory remained roughly unchanged compared to the end of our last fiscal year.

Accounts Payable—The following summarizes our accounts payable:

	March 31,	September 30,
	2006	2005	Change
	Dollars in millions
Accounts payable	$383	$402	$(19)
Days payable outstanding	52 days	53 days	-1 day

Accounts payable decreased during the six months ended March 31, 2006 due to lower spending as part of our cost saving initiatives.

Investing Activities

Net cash used for investing activities was $99 million in the six months ended March 31, 2006, compared with $450 million in the same period in fiscal 2005. Activities in the current period include $54 million for capital expenditures and $37 million for capitalized software development costs. Activities in the comparable period in fiscal 2005 included $383 million, net, used for acquisitions, primarily Tenovis and Spectel, $56 million for capital expenditures and $27 million for capitalized software development costs.

Financing Activities

Net cash used for financing activities was $179 million in the six months ended March 31, 2006, compared with $380 million in the same period in fiscal 2005. Activities in the current period include $193 million to repurchase our common stock pursuant to our stock repurchase plan, partially offset by $14 million of cash received in connection with the issuance of common stock under our employee stock purchase plan and stock option plans. Activities in the comparable period in fiscal 2005 included $314 million to repurchase substantially all of our senior notes in a public tender offer and $103 million to repay a portion of our outstanding principal of secured floating rate notes. These uses of cash were partially offset by $40 million of cash received in connection with the issuance of common stock under our employee stock purchase plan and stock option plans.

Future Cash Requirements and Sources of Liquidity

Future Cash Requirements

Our primary future cash requirements will be to fund working capital requirements and capital expenditures, share repurchases, restructuring payments, debt repayments and employee benefit obligations.

Specifically, we expect our primary cash requirements for the remainder of fiscal 2006 to be as follows:

•       Share repurchase plan — In accordance with the share repurchase plan authorized by the Board of Directors in April 2005, we may use up to $500 million of cash to repurchase shares of our outstanding common stock through April 2007. For fiscal 2006, our credit facility described below limits our ability to make dividend payments or distributions or to repurchase, redeem or otherwise acquire shares of our common stock during fiscal 2006 to $461 million (which represents 50% of net income for the Company for fiscal 2005). Since the start of the plan through March 31, 2006, we paid $300 million to repurchase and retire our shares. From April 1, 2006 through May 9, 2006, we paid an additional $63 million to repurchase and retire our shares, leaving approximately $137 million available for further share repurchases according to the limitations of the plan. These repurchases are made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. See Note 8 “Long-Term Debt,” to our Consolidated Financial Statements for further information.

•       Capital expenditures—We expect to spend approximately $81 million for capital expenditures and approximately $28 million for capitalized software development costs during the remainder of fiscal 2006.

•       Restructuring payments—We expect to make termination payments to former Tenovis employees aggregating approximately $21 million during the remainder of fiscal 2006 in connection with the EITF 95-3 restructuring liability we recorded upon the acquisition of Tenovis. We expect to make termination payments of approximately $10 million for separated employees identified in connection with our second quarter of fiscal 2006 restructuring in Germany. We also plan to pay approximately $10 million for employee separation and lease termination costs related to our fourth quarter of fiscal 2005 restructuring under FAS 146 and approximately $4 million for lease termination costs related to facilities accounted for under EITF 94-3. We are currently evaluating the magnitude of additional charges for additional restructuring actions we intend to take in the third quarter of fiscal 2006 in EMEA.

•       Debt repayments—We will continue to pay down our capital lease obligations on a monthly basis. As discussed in Note 8 “Long-Term Debt” we paid $14 million to redeem all of our outstanding senior notes in April 2006.

•       Benefit Obligations—For the remainder of fiscal 2006, we estimate we will make payments totaling $4 million for certain U.S. pension benefits that are not pre-funded, and contributions totaling $4 million for non-U.S. plans. Under current law, we will not be required to make a contribution to our U.S. pension plans in fiscal 2006 to satisfy minimum statutory funding requirements. For the remainder of fiscal 2006, we also estimate we will make payments totaling $22 million for retiree medical benefits that are not pre-funded.

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

Based on past performance and current expectations, we believe that our existing cash and cash equivalents of $745 million as of March 31, 2006 and our net cash provided by operating activities will be sufficient to meet our future cash requirements described above. We also believe we have sufficient cash and cash equivalents for future acquisitions. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

•       Pension Reform — There are various pension legislation reform proposals being considered by the U.S. Congress. The reform proposals could cause a significant increase in our required pension contributions beginning in fiscal 2007.

Fair Value of Financial Instruments

The estimated aggregate fair value of the senior notes was $15 million as of March 31, 2006 and September 30, 2005. The fair values are based upon quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements taking into consideration the underlying terms of the debt.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term maturity and variable rates of interest.

We conduct our business on a multi-national basis in a wide variety of foreign currencies. We are therefore subject to the risk associated with foreign currency exchange rates and interest rates that could affect our results of operations, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We use derivative financial instruments to reduce earnings and cash flow volatility associated with foreign exchange rate changes. Derivative financial instruments are used as risk management tools and not for speculative or trading purposes. As of March 31, 2006 and September 30, 2005, the estimated fair values of our foreign currency forward contracts were $1 million and $6 million, respectively, and were included in other current liabilities. The estimated fair values of these forward contracts were based on market quotes obtained through independent pricing sources.

Debt Ratings

Our ability to obtain external financing and the related cost of borrowing is affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. As of March 31, 2006, we had a long-term corporate family rating of Ba3 with a positive outlook from Moody’s and a corporate credit rating of BB with a stable outlook from Standard & Poor’s.

These ratings are not recommendations to buy, sell or hold securities. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies. Each credit rating should be evaluated independently of any other ratings.

Credit Facility

Our credit facility contains affirmative and restrictive covenants that we must comply with, including: (a) periodic financial reporting requirements, (b) maintaining a maximum ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization, adjusted for certain business restructuring charges and related expenses and non-cash charges, referred to as adjusted EBITDA, of 2.00 to 1.00, (c) maintaining a minimum ratio of adjusted EBITDA to interest expense of 4.00 to 1.00, (d) limitations on the incurrence of subsidiary indebtedness, (e) limitations on liens, (f) limitations on investments and (g) limitations on the creation or existence of agreements that prohibit liens on our properties. The credit facility also limits the Company’s ability to make dividend payments or distributions or to repurchase, redeem or otherwise acquire shares of its common stock to an amount not to exceed 50% of consolidated net income of the Company for the fiscal year immediately preceding the fiscal year in which such dividend, purchase, redemption, retirement or acquisition is paid or made. As of March 31, 2006, we were in compliance with all of the covenants included in the credit facility.

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

As of March 31, 2006, there are $46 million of letters of credit issued under the credit facility. There are no other outstanding borrowings under the facility and the remaining availability is $354 million as of March 31, 2006. We believe the credit facility provides us with an important source of backup liquidity.

Critical Accounting Policies and Estimates

The preparation of the Consolidated Financial Statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to establish accounting policies that contain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These policies include:

•       Revenue recognition;

•       Collectibility of accounts receivable;

•       Inventories;

•       Deferred tax assets and tax liabilities;

•       The measurement of long-lived assets, including goodwill, the impairment of which would impact operating expenses;

•       Restructuring programs;

•       Pension and post-retirement benefits costs;

•       Accounting for stock options; and

•       Commitments and contingencies.

We have other important accounting policies and practices; however, once adopted, these other policies either generally do not require us to make significant estimates or assumptions or otherwise only require implementation of the adopted policy and not a judgment as to the policy itself. We base our estimates on our historical experience and also on assumptions that we believe are standard and reasonable. Despite our intention to establish accurate estimates and assumptions, actual results could differ from those estimates for various reasons including those described in “Forward Looking Statements.”

During the six months ended March 31, 2006, management believes there have been no significant changes to the items that we disclosed as our critical accounting polices and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

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

The risks and uncertainties referred to above include, but are not limited to:

•       supply issues related to our outsourced manufacturing operations;

•       price and product competition, including from competitors who may offer products and applications similar to those we offer as part of a larger, bundled offering;

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

Although our revenue has continued to increase since 2003, we have recently experienced difficulties in significantly growing our revenue other than through acquisitions.

Although our revenue increased from $3,796 million in fiscal 2003 to $4,069 million in fiscal 2004 and to $4,902 million in fiscal 2005, we have recently experienced difficulty in significantly growing our revenue. In addition, our operating results for fiscal 2005 include the operating results of Tenovis from November 18, 2004, as well as other acquisitions. Revenues for the six months ended March 31, 2006 and 2005 were $2,487 million and $2,370 million, respectively.

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

We may not be able to successfully integrate acquired businesses into ours, and therefore we may not be able to realize the intended benefits from an acquisition. If we fail to successfully integrate these acquisitions or if they fail to perform as we anticipated, our existing businesses and our revenue and operating results could be adversely affected. If the due diligence and audit of the operations of these acquired businesses performed by us and by third parties on our behalf were inadequate or flawed, we could later discover unforeseen financial or business liabilities, or the acquired businesses may not perform as expected. Additionally, acquisitions could result in difficulties assimilating acquired operations and products, and the diversion of capital and management’s attention away from other business issues and opportunities. Acquisitions could also have a negative impact on our results of operations if it is subsequently determined that goodwill or other acquired intangible assets are impaired, thus resulting in an impairment charge in a future period.

We depend on contract manufacturers to produce the majority of our products and if these manufacturers are unable to fill our orders on a timely and reliable basis, we will likely be unable to deliver our products to meet customer orders or satisfy their requirements.

We have outsourced substantially all of our manufacturing operations. Our ability to realize the intended benefits of our manufacturing outsourcing initiative depends on the willingness and ability of our contract manufacturers to produce our products. We may experience significant disruption to our operations by outsourcing too much of our manufacturing. If a contract manufacturer terminates its relationship with us or is unable to fill our orders on a timely basis, we may be unable to deliver the affected products to meet our customers’ orders, which could delay or decrease our revenue or otherwise have an adverse effect on our operations. As discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outsourcing of Certain Manufacturing Operations,” we have recently experienced these types of disruptions and delays and they have impacted our ability to meet timelines for our customer requirements. In addition, we periodically review our product manufacturing operations and consider appropriate changes as necessary. Although we endeavor to appropriately manage any disruption in transitioning from one contract manufacturer to another contract manufacturer, we may experience significant disruption to our operations during any contract manufacturer transition, and did experience such a disruption recently while making this type of transition.

We rely on outside sources for the supply of the components of our products and for the finished products that we purchase from third parties. Delays or shortages associated with these components could cause significant disruption to our operations.

Our success depends on the willingness and ability of contract manufacturers to produce our products. We may experience significant disruption to our operations by outsourcing so much of our manufacturing. If our contract manufacturers terminate their relationships with us or are unable to fill our orders on a timely basis, or if we do not accurately forecast our requirements, we may be unable to deliver our products to meet our customers’ orders, which could delay or decrease our revenue.

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

We protect our intellectual property through patents, trademarks, trade secrets, copyrights, confidentiality and nondisclosure agreements and other measures. Despite our efforts, protecting our intellectual property is difficult and not always certain, and the measures we take may not provide adequate protection for our proprietary rights, particularly in countries that do not have well-developed judicial systems or laws that adequately protect intellectual property rights. Patent filings by third parties, whether made before or after the date of our filings, could render our intellectual property less valuable. Competitors may misappropriate our intellectual property, disputes as to ownership of intellectual property may arise and our intellectual property may otherwise fall into the public domain or be independently developed by competitors. We believe that developing new products and technology that are unique to Avaya is critical to our success.

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

We conduct significant sales and customer support operations in countries outside of the United States and also depend on non-U.S. operations of our contract manufacturers and our distribution partners. For the six months ended March 31, 2006 and 2005, we derived 42% and 40% of our revenue, respectively, from sales outside the United States. Our future international operating results, including our ability to import our products to, export our products from, or sell our products in various countries, could be materially adversely affected by a variety of uncontrollable and changing factors. These factors include political conditions, economic conditions, legal and regulatory constraints, currency regulations, health or similar issues, natural disasters and other matters in any of the countries or regions in which we currently operate or intend to operate in the future. Currently, we have concerns about weakness and uncertainty in European economies, including high unemployment levels and low economic growth forecasts, particularly in Germany where we have a high concentration of our business resulting from the Tenovis acquisition.

Other factors which may impact our international operations include foreign trade, environmental, monetary and fiscal policies, laws, regulations and other activities of foreign governments, agencies and similar organizations, and risks associated with having facilities located in countries which have historically been less stable than the United States. For example, the EU has enacted the RoHS and WEEE directives, which are discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties Affecting Our Results—Manufacturing Operations.”

Additional risks inherent in our international operations generally include, among others, the costs and difficulties of managing international operations, adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries, and greater difficulty in enforcing intellectual property rights. Our effective tax rates in the future could be adversely affected if the geographical distribution of our earnings and losses is unfavorable in the future, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. The various risks inherent in doing business in the United States generally also exist when doing business outside of the United States, and may be exaggerated by the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations.

In addition, foreign currency exchange rates and fluctuations may have an impact on our future revenue, costs or cash flows from our international operations, which could adversely affect our financial performance. Because a significant portion of our business is conducted outside the United States, we face exposure to movements in foreign currency exchange rates which can be adverse. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. An increase in the value of the dollar could increase the real cost to our customers of our products in those markets outside the United States, and a weakened dollar could increase the cost of local operating expenses and procurement of raw materials.

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

From time to time, we receive notices from third parties asserting that our proprietary or licensed products, systems and software infringe their intellectual property rights. We cannot assure you that the number of these notices will not increase in the future and that others will not claim that our proprietary or licensed products, systems and software are infringing their intellectual property rights or that we do not in fact infringe those intellectual property rights. We may be unaware of intellectual property rights of others that may cover some of our technology. Irrespective of the merits of these claims, if someone claimed that our proprietary or licensed systems and software infringed their intellectual property rights, any resulting litigation could be costly and time consuming and would divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. These matters may result in any number of outcomes for us, including entering into licensing agreements, redesigning our products to avoid infringement, being enjoined from selling products that are found to infringe, paying damages if products are found to infringe, and indemnifying customers from claims as part of our contractual obligations. Royalty or license agreements may be very costly or we may be unable to obtain royalty or license agreements on terms acceptable to us or at all. We also may be subject to significant damages or an injunction against us or our proprietary or licensed systems. A successful claim of patent or other intellectual property infringement against us could materially adversely affect our operating results. We have made and will likely continue to make investments to license and/or acquire the use of third party intellectual property rights and technology as part of our strategy to manage this risk, but we cannot assure you that we will be successful. We may also be subject to additional notice and other requirements to the extent we incorporate open source software into our applications.

In addition, third parties have claimed, and may in the future claim, that a customer’s use of our products, systems or software infringes the third party’s intellectual property rights. Under certain circumstances, we may be required to indemnify our customers for some of the costs and damages related to such an infringement claim. Any indemnification requirement could have a material adverse effect on our business and our operating results.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.

See Avaya’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 filed with the SEC on December 13, 2005. As of March 31, 2006, there has been no material change in this information.

Item 4.        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.   Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this Quarterly Report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective at the reasonable assurance level.

As described below, management identified a “material weakness” in the Company’s internal control over financial reporting as of March 31, 2006. A “material weakness” is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our interim or annual financial statements will not be prevented or detected. The controls over communication between the Human Resources and Finance organizations within the Company were not effective to ensure that information related to business restructuring activities within the EMEA region were appropriately communicated and the related liability recorded in the proper amount and period in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). This control deficiency could have resulted in a misstatement of employee severance costs, related liabilities and financial statement disclosures. This matter did not, in fact, have any impact on the Company’s financial statements as these issues were identified and properly accounted for within the Company’s unaudited interim consolidated financial statements for the second fiscal quarter of 2006. The Company believes that the unaudited interim consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

From the date of the Tenovis acquisition in November 2004 through part of the second quarter of fiscal 2006, all employees separated from the business under the plan established in connection with the acquisition were separated pursuant to EITF 95-3 (“Recognition of Liabilities in Connection with a Purchase Business Combination”) and severance costs were applied against that reserve. In February 2006, EMEA management was asked to develop a plan to take additional headcount reductions within the region, which would be accounted for under SFAS 146 (“Accounting for Costs Associated with Exit or Disposal Activities”). Our registered independent public accounting firm identified certain employee termination contracts that had been signed with employees in Germany during the Company’s second fiscal quarter, which should have been accrued for under SFAS 146. After communication from our registered independent public accounting firm, we determined that a total of approximately 150 employee termination contracts had been signed with employees in Germany during the Company’s second fiscal quarter. Charges related to these termination contracts are reflected in the unaudited interim consolidated financial statements included in this Quarterly Report. See Note 7, “Restructuring Programs—Second Quarter 2006 EMEA Restructuring Plan” to our Consolidated Financial Statements.

Remediation of Material Weakness.   In response to the identified material weakness discussed above, our management, with oversight from the Company’s Audit Committee, has dedicated resources to support the Company’s efforts to improve its internal control over financial reporting in this area. We expect our remediation efforts to include additional training to the Human Resources and Finance organizations in Germany on key issues under U.S. GAAP, cross-functional management of restructuring activities and related reserves with enhanced Finance oversight and improvement of the Company’s existing internal representation letter process to provide additional assurances as to the adequacy of severance/restructuring reserves and associated internal controls over such reserves. We believe that these remediation efforts will improve our internal control over financial reporting, as well as our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting.   There were no changes in our internal control over financial reporting during the second quarter of fiscal 2006, other than the material weakness described above, that have materially affected, or are reasonably likely to materially affect our ability to record, process, summarize and report financial information.

62

PART II. Other Information

Item 1.                        Legal Proceedings.

See Note 14, “Commitments and Contingencies” to the Consolidated Financial Statements.

Item 1A.                Risk Factors

See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operation”

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

				Approximate
			Total number	dollar value of
	Total Number	Average	of shares	shares that may
	of shares	price paid	purchased as	yet be purchased as
Period	purchased	per share	part of program	part of program
January 1 - 31	1,300,000	$10.38	20,772,600	$289,706,752
February 1 - 28	3,581,200	$10.52	24,353,800	$252,020,398
March 1 - 31	4,588,000	$11.35	28,941,800	$199,968,395
Second quarter of fiscal 2006	9,469,200

From April 1, 2006 through May 9, 2006, we repurchased and retired 5,117,400 shares at an average purchase price of $12.32 per share, for an additional $63 million, leaving approximately $137 million available under the limitations of the plan.

Item 3.                        Defaults Upon Senior Securities.

None.

Item 4.                        Submission of Matters to a Vote of Security Holders.

Avaya held its Annual Meeting of Stockholders on February 10, 2006. At that meeting, shareholders elected Bruce R. Bond and Ronald L. Zarrella as Class 2 Directors of the Company for a term to expire at the 2009 Annual Meeting. The results of the voting are as follows:

	Votes For	Votes Withheld
Bruce R. Bond	380,667,255	12,048,537
Ronald L. Zarrella	380,730,170	11,985,622

The following Directors also have terms in office that continue after the Annual Meeting:  Donald K. Peterson, Joseph P. Landy, Mark Leslie, Philip A. Odeen, Hellene S. Runtagh, Paula Stern, Anthony P. Terracciano and Richard F. Wallman.

In addition, at the 2006 Annual Meeting, shareholders ratified the selection of PricewaterhouseCoopers LLP as Avaya’s independent auditor for fiscal 2006. The results of the voting were as follows:

	Votes For	Votes Withheld	Abstained
Director’s Proposal—Ratification of the Selection of Pricewaterhouse Coopers LLP as Independent Auditor for Fiscal 2006	384,392,715	4,644,575	3,678,500

Item 5.                        Other Information.

Information required by Form 8-K Item 2.05 “Costs Associated with Exit or Disposal Activities” with respect to the second quarter 2006 EMEA restructuring plan is set forth in Note 7, “Restructuring Programs—Second Quarter 2006 EMEA Restructuring Plan” to the Consolidated Financial Statements and in Part 1, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Continued Focus on Cost Structure.”

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
May 9, 2006