Form 10-Q
period 2006-06-30
AVAYA INC
filed 2006-08-09
CIK 1116521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 001-15951

AVAYA INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3713430
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)
211 Mount Airy Road
Basking Ridge, New Jersey	07920
(Address of principal executive offices)	(Zip Code)

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

As of July 31, 2006, 456,968,444 shares of Common Stock, $.01 par value of the registrant were outstanding.

This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Avaya Inc. and its subsidiaries and other companies, as indicated. Unless otherwise provided in this Quarterly Report on Form 10-Q, trademarks identified by ® and ™ are registered trademarks or trademarks, respectively, of Avaya Inc. or its subsidiaries. All other trademarks are the properties of their respective owners.

Part I—Financial Information

Item 1.   Financial Statements.

AVAYA INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended		Nine months ended
	June 30,		June 30,
Dollars in millions, except per share amounts (unaudited)	2006	2005	2006	2005
REVENUE
Sales of products	$636	$566	$1,820	$1,663
Services	504	497	1,492	1,472
Rental and managed services	157	173	472	471
	1,297	1,236	3,784	3,606
COSTS
Sales of products	304	265	856	755
Services	334	325	972	972
Rental and managed services	71	71	201	198
	709	661	2,029	1,925
GROSS MARGIN	588	575	1,755	1,681
OPERATING EXPENSES
Selling, general and administrative	423	406	1,207	1,169
Research and development	115	93	318	296
Restructuring charges	22	—	42	—
TOTAL OPERATING EXPENSES	560	499	1,567	1,465
OPERATING INCOME	28	76	188	216
Other income (expense), net	5	4	16	(34)
Interest expense	—	(3)	(3)	(18)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	33	77	201	164
(Benefit from) provision for income taxes	(11)	(117)	48	(99)
INCOME FROM CONTINUING OPERATIONS	44	194	153	263
(LOSS) FROM DISCONTINUED OPERATIONS	—	—	—	(2)
NET INCOME	$44	$194	$153	$261
Earnings Per Common Share—Basic:
Earnings per share from continuing operations	$0.10	$0.41	$0.33	$0.56
(Loss) per share from discontinued operations	—	—	—	(0.01)
Earnings per share	$0.10	$0.41	$0.33	$0.55
Earnings Per Common Share—Diluted:
Earnings per share from continuing operations	$0.10	$0.40	$0.32	$0.54
Earnings per share from discontinued operations	—	—	—	—
Earnings per share	$0.10	$0.40	$0.32	$0.54

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

AVAYA INC.
CONSOLIDATED BALANCE SHEETS

Dollars in millions, except per share amounts (unaudited)	June 30, 2006	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$822	$750
Accounts receivable, less allowances of $51 million and $58 million as of June 30, 2006 and September 30, 2005, respectively	818	862
Inventory	296	288
Deferred tax asset, net	149	143
Other current assets	178	128
TOTAL CURRENT ASSETS	2,263	2,171
Property, plant and equipment, net	678	738
Deferred tax asset, net	866	911
Intangible assets	294	337
Goodwill	948	914
Other assets	174	148
TOTAL ASSETS	$5,223	$5,219
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$395	$402
Payroll and benefit obligations	306	300
Deferred revenue	268	244
Other current liabilities	319	373
TOTAL CURRENT LIABILITIES	1,288	1,319
Benefit obligations	1,624	1,561
Deferred tax liability, net	82	96
Other liabilities	270	282
TOTAL NON-CURRENT LIABILITIES	1,976	1,939
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Series A junior participating preferred stock, par value $1.00 per share, 7.5 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 1.5 billion shares authorized, 457,975,112 and 471,328,963 issued (including 403,195 and 207,053 treasury shares) as of June 30, 2006 and September 30, 2005, respectively	5	5
Additional paid-in-capital	2,689	2,895
Retained earnings (accumulated deficit)	100	(53)
Accumulated other comprehensive loss	(830)	(883)
Less: Treasury stock at cost	(5)	(3)
TOTAL STOCKHOLDERS’ EQUITY	1,959	1,961
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,223	$5,219

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

AVAYA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	June 30,
Dollars in millions (unaudited)	2006	2005
OPERATING ACTIVITIES:
Net income	$153	$261
Less: Loss from discontinued operations, net	—	(2)
Income from continuing operations	153	263
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	202	202
Amortization of restricted stock units	11	7
Share-based compensation	11	—
Restructuring charges	42	—
Deferred income taxes	24	(7)
Impairment charges	29	—
Reversal of liabilities related to tax settlements	(25)	(116)
Provision for uncollectible receivables	8	11
Loss on extinguishment of debt, net	—	44
Purchased in -process research and development	—	4
Unrealized losses on foreign currency exchange	11	14
Adjustments for other non-cash items, net	(1)	(8)
Changes in operating assets and liabilities, net of effects of acquired businesses:
Receivables	40	(19)
Inventory	(4)	2
Restricted cash	1	9
Accounts payable	(12)	(29)
Payroll and benefits	42	(134)
Restructuring reserve	(56)	—
Accrued interest payable on long-term debt	—	(28)
Deferred revenue	29	(3)
Other assets and liabilities	(49)	(26)
NET CASH PROVIDED BY OPERATING ACTIVITIES	456	186
INVESTING ACTIVITIES:
Capital expenditures	(83)	(97)
Capitalized software development costs	(53)	(44)
Acquisitions of businesses, net of cash acquired	—	(383)
(Payments for) discontinued operations	—	(3)
Proceeds from sales of property, plant and equipment	2	30
Other investing activities, net	(5)	19
NET CASH (USED FOR) INVESTING ACTIVITIES	(139)	(478)
FINANCING ACTIVITIES:
Issuance of common stock	20	45
Repurchase of common stock	(256)	(47)
Repayment of long-term debt	(14)	(576)
Other financing activities, net	—	(4)
NET CASH (USED FOR) FINANCING ACTIVITIES	(250)	(582)
Effect of exchange rate changes on cash and cash equivalents	5	(8)
Net increase (decrease) in cash and cash equivalents	72	(882)
Cash and cash equivalents at beginning of fiscal year	750	1,617
Cash and cash equivalents at end of period	$822	$735

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements as of June 30, 2006 and for the three and nine months ended June 30, 2006 and 2005, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial statements, and should be read in conjunction with the Company’s Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2005, included in its Annual Report on Form 10-K filed with the SEC on December 13, 2005. In the Company’s opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated.

Certain prior year amounts have been reclassified to conform to the current interim period presentation, including the following items:

•       Debt maturing within one year (including capital lease obligations) of $5 million as of September 30, 2005 has been reclassified to “Other current liabilities” to conform to the current period presentation.

•       Long-term debt (including capital lease obligations) of $25 million as of September 30, 2005 has been reclassified to “Other  liabilities” to conform to the current period presentation.

The reclassifications described above did not affect the split between current and long-term liabilities. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

2.   Summary of Significant Accounting Policies

Share-based Compensation

On October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the 2003 Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for

Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three and nine months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the three and nine months ended June 30, 2006 was $3 million and $11 million, respectively, on a pre-tax basis and was related to stock options and the discount on employee stock purchases. There was no share-based compensation expense related to employee stock options and employee stock purchases recognized during the three or nine months ended June 30, 2005.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the grant-date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no share-based compensation expense related to stock options had been recognized in the Company’s Consolidated Statements of Income, other than as related to acquisitions and investments, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant-date.

Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The estimate is based on the Company’s historical rates of forfeiture. Share-based compensation expense recognized in the Company’s Consolidated Statements of Income for the three and nine months ended June 30, 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to September 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the Consolidated Statements of Income for the three and nine months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

Share-based compensation expense reduced the Company’s results of operations as follows:

	Three months ended	Nine months ended
Dollars in millions, except per share amounts	June 30, 2006	June 30, 2006
Income from continuing operations before income taxes	$3	$11
In come from continuing operations	$2	$8
Net income available to common stockholders	$2	$8
Earnings per Common Share — Basic :
Income from continuing operations	$—	$0.02
Net income	$—	$0.02
Earnings per Common Share — Diluted :
Income from continuing operations	$—	$0.02
Net income	$—	$0.02

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”).

	Three months ended	Nine months ended
Dollars in millions, except per share amounts	June 30, 2005	June 30, 2005
Net income available to common stockholders , as reported	$194	$261
Add : Stock-based employee compensation expense included in reported net income, net of related tax effects	1	4
Deduct: Total stock-based compensation expense determined under the fair value based method , net of related tax effects	(9)	(28)
Net income available to common stockholders , pro forma	$186	$237
Earnings per Common Share — Basic:
As reported	$0.41	$0.55
Pro forma	$0.39	$0.50
Earnings per Common Share — Diluted :
As reported	$0.40	$0.54
Pro forma	$0.38	$0.49

Change in Vacation Policy

Effective January 1, 2006, the Company changed its policy with respect to vacation carryover for substantially all U.S. nonrepresented employees. For these employees, vacation carryover into future fiscal years is no longer permitted. The Company also changed its accrual period to correspond with the Company’s fiscal year rather than calendar year. This change resulted in a $21 million reduction in the vacation accrual during the nine months ended June 30, 2006. This reduction is comprised of vacation days forfeited at the end of the calendar year and a reduction in the liability due to a higher than historical amount of vacation days taken from October 1, 2005 through December 31, 2005. The reduction was recorded in cost of goods sold and operating expenses in both of our operating segments and corporate/other unallocated amounts based on the functional areas of the affected employees.

Impairment of Internal Use Software

The Company recorded a non-cash pre-tax impairment charge of approximately $28 million in the third quarter of fiscal 2006. This charge is related to the development of three components of internal-use software designed to simplify the process of creating tickets for service orders, the process of taking an order through its systems and other aspects of its financial systems.

The impairment was recognized and measured in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and AICPA Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” During fiscal 2006, the Company commenced an assessment of all of its internal-use software and its SAP architecture as well as the development of an information technology (“IT”) roadmap. This evaluation resulted in the decision to maximize the use of new SAP licenses and the Company concluded, during the third quarter of fiscal 2006, that it was no longer probable that the internal-use software described above would be completed or placed into service. This decision was further reinforced based upon several third quarter events including the evaluation and advice of third party consultants that the previous software components would not be economical to complete and cessation of discussions with an external IT service vendor on a potential outsourced knowledge management solution that would have utilized one of the three software components.

The internal-use software which was recorded as a corporate asset and not allocated to either of the Company’s segments, must be reported at the lower of its carrying amount or fair value, which was determined to be zero. The charge of $28 million is recorded in the selling, general and administrative expenses line item in the Company’s Consolidated Statements of Income for the corporate / other unallocated amounts caption for the three and nine months ended June 30, 2006.

Revenue Recognition

The Company derives revenue primarily from the sale and service of communication systems and applications. In accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, collectibility is reasonably assured, contractual obligations have been satisfied and title and risk of loss have been transferred to the customer.

The Company’s products are sold directly through its worldwide sales force and indirectly through its global network of distributors, dealers, value-added resellers and system integrators. The purchase price of the Company’s products typically includes installation and a warranty for up to one year. Revenue from the direct sales of products that include installation services is recognized at the time the products are installed, after satisfaction of all the terms and conditions of the underlying customer contract. When the Company provides a combination of products and services to customers, the arrangement is evaluated under Emerging Issues Task Force Issue (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), which is effective for the Company for transactions entered into after July 1, 2003. EITF 00-21 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The application of EITF 00-21 did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

The Company’s indirect sales to distribution partners are generally recognized at the time of shipment if all contractual obligations have been satisfied. The Company accrues a provision for estimated sales returns and other allowances and deferrals relating to inventory levels held by distributors, promotional marketing programs, etc. as a reduction of revenue at the time of revenue recognition, as required by EITF 01-9,“Accounting for Consideration Given by a Vendor to a Customer” and SAB 104.

The Company also derives revenue from: (i) supplemental maintenance services, including services provided under contracts to monitor and optimize customers’ communications network performance, and on a time and materials basis; (ii) professional services for implementation and integration of converged voice and data networks, network security and unified communications; and (iii) managed services provided to customers who have chosen bundled solutions and enhanced services not included in basic maintenance contracts for messaging and other parts of communications systems. Maintenance contracts typically have terms that range from one to five years. Contracts for professional services typically have terms that range from two to four weeks for standard solutions and from six months to one year for customized solutions. Contracts for managed services typically have terms that range from one to seven years. Revenue from services performed under managed services arrangements, professional services and services performed under maintenance contracts is accounted for in accordance with FASB Technical Bulletin No. 90-1 “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts,” and is deferred and recognized ratably over the term of the underlying customer contract or at the end of the contract, when obligations have been satisfied. For services performed on a time and materials basis, revenue is recognized upon performance.

The Company also sells proprietary voice application software products. The Company recognizes revenue related to these sales in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition.” In multiple element software arrangements, the Company allocates revenue to each element based on its relative fair value. The fair value of any undelivered element is determined using vendor-specific objective evidence (“VSOE”) or, in the absence of VSOE for all elements, the residual method when VSOE exists for all of the undelivered elements. In the absence of fair value for a delivered element, the Company first allocates revenue based on VSOE of the undelivered elements and the residual revenue to the delivered elements. Where VSOE of the undelivered element cannot be determined, the Company defers revenue for the delivered elements until the undelivered elements are delivered.

3.   Recent Accounting Pronouncements

FIN 48

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income tax positions that the Company has taken or expects to take with respect to a tax refund. The pronouncement prescribes a more-likely-than-not threshold for recognition as well as measurement criteria for changes in such tax positions for financial statement purposes. In addition, FIN 48 also requires additional qualitative and quantitative disclosures or unrecognized tax benefits to be included in the notes to the financial statements. The Company will be required to adopt the provisions of FIN 48 beginning in fiscal 2008. The Company is currently assessing the impact of the adoption of FIN 48 on its Consolidated Financial Statements.

SFAS 156

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement SFAS No. 140” (“SFAS 156”). SFAS 156 simplifies the accounting for loan servicing rights and the financial instruments used to hedge risks associated with those rights. SFAS 156 requires that servicing rights be valued initially at fair value, and subsequently accounted for at either fair value, or amortized over the economic life of the related lease. The Company will adopt the provisions of SFAS 156 beginning in fiscal 2007. The implementation of SFAS 156 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

SFAS 155

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment to FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives. SFAS 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” In addition, it amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company will adopt the provisions of SFAS 155 beginning in fiscal 2007. The implementation of SFAS 155 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

FIN 47

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies the term “conditional asset retirement obligation” used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” and refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the Company. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, FIN 47 requires the Company to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is to be recognized when incurred. FIN 47 will be adopted by the Company in the fourth quarter of fiscal 2006 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

SFAS 154

In December 2004, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented using the new accounting principle. The Company will adopt the provisions of SFAS 154 beginning in fiscal 2007. The implementation of SFAS 154 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

4.   Business Combinations

Acquisition of Tenovis

On November 18, 2004, the Company completed its acquisition of Tenovis Germany GmbH (“Tenovis”). Tenovis is the parent company of Avaya-Tenovis GmbH & Co. KG (formerly Tenovis GmbH & Co. KG), a major European provider of enterprise communications systems and services. The acquisition of Tenovis significantly expanded the Company’s European operations and increased the Company’s access to European customers, particularly in Germany. At the date of acquisition, the Company recorded Tenovis’s accounts receivable, inventory, fixed assets, liabilities and identified intangibles at estimated fair value. The remainder of the purchase price in excess of the net assets acquired was recorded as goodwill, which was allocated $400 million to the Global Communications Solutions (“GCS”) segment and $206 million to the Avaya Global Services (“AGS”) segment. None of the goodwill, intangibles or in-process research and development amounts is expected to be deductible for tax purposes. The Company allocated $298 million to intangible assets (including contractual customer relationships, existing technology and trademarks) based on valuation studies performed with the assistance of third party valuation consultants. These intangible assets are being amortized over their estimated useful lives. The weighted average useful lives of the existing technology, customer relationships and trademarks are 5 years, 6 years and 1.5 years, respectively. In addition, the Company allocated $1 million to in-process research and development, which was charged to research and development expense in the Consolidated Statements of Income during the first quarter of fiscal 2005.

The following table summarizes the estimated fair values of the acquired assets and assumed liabilities as of the acquisition date:

Final
Purchase Price
Dollars in millions	Allocation
Cash	$116
Rental equipment	132
Fixed assets	144
Intangible assets and in-process research & development	299
Long-term debt	(287)
Deferred tax liability	(119)
Restructuring	(106)
Pension liability	(314)
Working capital and other assets and liabilities	(90)
Net assets acquired	(225)
Goodwill	606
Purchase price	$381

The Company recorded a restructuring liability of $106 million in connection with the acquisition to reflect the estimate of restructuring-related costs in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” This liability is for costs incurred to terminate Tenovis employees as part of the integration of Tenovis operations. The plan, which was completed during fiscal 2005, provided for the termination of certain employees across various Tenovis functional groups and subsidiaries, including sales, operations, finance and human resources. Most of the terminations were completed by June 30, 2006. The Company paid cash of $8 million and $36 million for termination benefits during the three and nine months ended June 30, 2006, respectively. During the second quarter of fiscal 2006, the Company increased the restructuring liability by $5 million for higher-than-originally-expected per employee separation payments in Germany, which is included in the Consolidated Statements of Income. The accrual of $39 million as of June 30, 2006 reflects the estimated remaining termination payments adjusted for foreign currency fluctuations since the acquisition date.

Management is responsible for estimating the fair value of the assets and liabilities acquired, and has conducted due diligence in determining fair values. Management has made estimates and assumptions that affect the reported amounts of assets, liabilities and expenses resulting from the acquisition. Actual results could differ from these amounts.

The following unaudited pro forma financial information presents the Company’s results for the nine months ended June 30, 2005 as if the Tenovis acquisition had occurred at the beginning of the period, as compared with the as reported results for the same period in fiscal 2006:

	Nine months ended June 30,
Dollars in millions, except per share amounts	2006	2005
	(as reported)	(pro forma)
Revenue	$3,784	$3,709
Net income	$153	$235
Earnings per share—basic	$0.33	$0.50
Earnings per share—diluted	$0.32	$0.48

The pro forma results for the nine months ended June 30, 2005 have been prepared for comparative purposes only and include certain adjustments such as additional estimated depreciation and amortization expense as a result of identifiable intangible assets arising from the acquisition. The pro forma results are not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the period or of future results.

In connection with the acquisition of Tenovis, the Company performed an evaluation to identify the existence of any related variable interest entities (“VIEs”). As a result of this evaluation, the Company identified the existence of three VIEs, and further determined the Company was the primary beneficiary. However, in accordance with FIN 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46(R)”), the Company is not required to apply the provisions of FIN 46(R) to two of the VIEs because it is unable to obtain the information necessary to perform the accounting required for consolidation. Although the Company has made an effort to gather the required information, management of these two VIEs has formally declined to transfer any of the necessary financial data to the Company. One of these two entities ceased to meet the definition of a VIE as of March 31, 2005.

The second non-consolidated VIE is a non-U.S. telecommunications hardware product manufacturer and service provider. The Company has agreed to purchase from the VIE certain amounts of products and services, and the VIE has contracted for the Company to provide certain IT services and purchasing services with respect to raw materials. These contracts expire in August 2007. During the three and nine months ended June 30, 2006, the Company purchased products and services aggregating $9 million and $28 million, respectively. Additionally, the Company is required to pay monthly rental subsidies on the VIE’s premises, and in the event the VIE is unable to pay its portion of the rental payments, the Company is liable for their portion as well. During the nine months ended June 30, 2006, the Company paid an insignificant amount in connection with rental subsidies. The maximum exposure to loss as of June 30, 2006 for the remainder of the agreement is the minimum purchase order commitments and the minimum service levels for service contracts of $6 million.

The one consolidated VIE was related to secured floating rate notes assumed with the acquisition of Tenovis, all of which were repaid during fiscal 2005. Therefore, this VIE no longer exists.

Discontinued Operations

There was no revenue or income before income taxes from discontinued operations for the three or nine months ended June 30, 2006. During the nine months ended June 30, 2005, the Company incurred a $2 million loss on the sale of the Company’s Connectivity Solutions business primarily as the result of the finalization of a working capital adjustment in accordance with the terms of the asset purchase agreement.

5.   Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the nine months ended June 30, 2006 by operating segment are as follows:

	Global	Avaya
	Communications	Global
Dollars in millions	Solutions	Services	Total
Balance as of September 30, 2005	$642	$272	$914
Impact of foreign currency fluctuations	22	12	34
Balance as of June 30, 2006	$664	$284	$948

The following table presents the components of the Company’s acquired intangible assets:

	June 30, 2006			September 30, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
Dollars in millions	Amount	Accumulated	Net	Amount	Amortization	Net
Existing technology	$103	$53	$50	$101	$41	$60
Customer relationships and other intangibles	294	83	211	288	45	243
Total amortizable intangible assets	$397	$136	$261	$389	$86	$303
Minimum pension adjustment, net of tax	33	—	33	34	—	34
Total intangible assets	$430	$136	$294	$423	$86	$337

During the nine months ended June 30, 2006, amortization and the impact of foreign currency fluctuations resulted in a decrease of $42 million in the net amortizable intangible assets balance. The weighted average useful life of the existing technology, customer relationships and other intangibles are 5, 6 and 5 years, respectively.

Amortization expense for the Company’s acquired intangible assets was $15 million and $48 million for the three and nine months ended June 30, 2006, respectively, and was $16 million and $42 million for the three and nine months ended June 30, 2005, respectively. Estimated future amortization expense as of June 30, 2006 is shown in the following table:

Expected future
Dollars in millions	amortization expense
Remainder of fiscal 2006	$17
2007	60
2008	60
2009	59
2010	46
2011 and thereafter	19
Future amortization expense	$261

The minimum pension adjustment, net of tax, represents unrecognized prior service costs associated with the recording of a minimum pension liability in prior fiscal years. This intangible asset may be eliminated or adjusted as necessary when the amount of minimum pension liability is reassessed, which is conducted on an annual basis.

6.   Supplementary Financial Information

Statement of Income Information

	Three months		Nine months
	ended June 30		ended June 30,
Dollars in millions	2006	2005	2006	2005
OTHER INCOME (EXPENSE), NET
Interest income	$9	$6	$24	$18
(Loss) gain on foreign currency transactions	(1)	2	(3)	—
(Loss) on long-term debt extinguishment, net	—	(1)	—	(44)
Other, net	(3)	(3)	(5)	(8)
Total other income (expense), net	$5	$4	$16	$(34)

Balance Sheet Information

Dollars in millions	June 30, 2006	September 30, 2005
INVENTORY:
Finished goods	$289	$274
Raw materials	7	14
Total inventory	$296	$288
PROPERTY, PLANT AND EQUIPMENT, NET:
Land and improvements	$55	$41
Buildings and improvements	452	430
Machinery and equipment	649	640
Rental equipment	229	210
Assets under construction	6	7
Internal use software	221	237
Total property, plant and equipment	1,612	1,565
Less: Accumulated depreciation and amortization	(934)	(827)
Property, plant and equipment, net	$678	$738
ACCUMULATED OTHER COMPREHENSIVE LOSS :
Cumulative translation adjustment	$102	$48
Minimum pension liability, net of tax	(928)	(928)
Unrealized holding loss on securities classified as available for sale	(4)	(3)
Accumulated other comprehensive loss	$(830)	$(883)

Cash Flow Information

Nine months ended
Dollars in millions	June 30, 2005
CASH USED FOR ACQUISITIONS
Working capital, other than cash	$(83)
Property, plant and equipment	282
Goodwill	677
Intangibles assets and in process research and development	349
Long-term debt	(287)
Other liabilities	(555)
Net cash used to acquire businesses	$383

7.   Restructuring Programs

Third Quarter 2006 Europe, Middle East and Africa (“EMEA”) Restructuring Plan

During the third quarter of fiscal 2006, the Company recorded an $18 million restructuring charge for lease termination obligations, net of estimated sublease income, for the closing and consolidation of certain international office facilities, primarily related to the Company’s Guildford, United Kingdom facility. In addition, the Company recorded a $4 million restructuring charge related to employee separations. These charges are included in “Restructuring Charges” in the Consolidated Statements of Income for the three and nine months ended June 30, 2006. The following table summarizes the components of this reserve during the nine months ended June 30, 2006:

	Employee	Lease
	Separation	Termination
Dollars in millions	Costs	Obligations	Total
Balance as of September 30, 2005	$—	$—	$—
Restructuring charge	4	18	22
Cash payments	(1)	—	(1)
Balance as of June 30, 2006	$3	$18	$21

Second Quarter 2006 EMEA Restructuring Plan

During the second quarter of fiscal 2006, the Company recorded a $15 million restructuring charge related to employee separations in Germany, which is included in “Restructuring Charges” in the Consolidated Statements of Income for the nine months ended June 30, 2006. This restructuring plan is a result of the Company’s continuing efforts to improve the region’s operational performance. The following table summarizes the components of this reserve during the nine months ended June 30, 2006:

Employee
Separation
Dollars in millions	Costs
Balance as of September 30, 2005	$—
Restructuring charge	15
Cash payments	(4)
Balance as of June 30, 2006	$11

EITF 95-3 Reserve

This reserve reflects the remaining balance associated with employee separation charges related to the acquisition of Tenovis. This balance is included in other liabilities in the Company’s Consolidated Balance Sheets. The following table summarizes the components of this reserve during the nine months ended June 30, 2006:

Dollars in millions	Employeee Separation Costs
Balance as of September 30, 2005	$70
Cash payments	(36)
Restructuring charge	5
Balance as of June 30, 2006	$39

The restructuring charge of $5 million relates to higher than expected per employee separation costs in Germany and is included within “Restructuring Charges” in the Consolidated Statements of Income for the nine months ended June 30, 2006 (see Note 4, “Business Combinations—Acquisition of Tenovis,” for more information).

Fourth Quarter 2005 Restructuring Plan

During the fourth quarter of fiscal 2005, the Company recorded a $22 million restructuring charge to reorganize its North American sales and service organizations, consolidate facilities and reduce the workforce in order to optimize the cost structure. The following table summarizes the activity related to this restructuring liability recorded in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” for the nine months ended June 30, 2006:

	Employee	Lease
	Separation	Termination
Dollars in millions	Costs	Obligations	Total
Balance as of September 30, 2005	$7	$10	$17
Cash payments	(5)	(4)	(9)
Balance as of June 30, 2006	$2	$6	$8

EITF 94-3 Reserve

This restructuring reserve reflects the remaining balance associated with the business restructuring charges related to lease terminations recorded in fiscal 2000 through 2002 in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and is included in other liabilities in the Company’s Consolidated Balance Sheets. The following table summarizes the components of this restructuring reserve during the nine months ended June 30, 2006:

Lease
Termination
Dollars in millions	Obligations
Balance as of September 30, 2005	$24
Cash payments	(6)
Balance as of June 30 , 2006	$18

8. Capital Lease Obligations and Long-Term Debt

Capital lease obligations and long-term debt consist of the following and are classified with other current and long-term liabilities:

Dollars in millions	June 30, 2006	September 30, 2005
Capital lease obligations:
Current portion—reported in Other Current Liabilities	$4	$5
Capital lease obligations and long-term debt :
11 1/ 8% Senior Notes , net of discount , premium and net deferred gain on interest rate swap	—	14
Capital lease obligations (long-term portion)	10	11
Total long-term debt—reported in Other Liabilities	10	25
Total capital lease obligations and long-term debt	$14	$30

Through a series of transactions during fiscal 2005, the Company reduced the carrying value of the 11 1/8% Senior Notes due April 2009 (“Senior Notes”) from $294 million as of September 30, 2004 to $14 million as of September 30, 2005. The remaining 13,205 notes were redeemed at the Company’s option in April 2006 for $1,056 each, for a total payment of $14 million.

The Company has entered into capital lease obligations for certain equipment and automobiles, for which payment obligations extend through fiscal 2010.

Fair Value of Senior Notes

As of September 30, 2005, there were 13,205 senior notes outstanding. The notes had a carrying value of $14 million, which was comprised of the aggregate principal amount outstanding of $13 million increased for $1 million of unamortized premium, net of discount and the net unamortized deferred gain related to the termination of interest rate swap agreements. The notes had a fair value of $15 million based upon quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements taking into consideration the underlying terms of the debt.

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

Under the credit facility, borrowings are available in U.S. dollars or euros, and the maximum amount of borrowings that can be outstanding at any time is $400 million, of which $150 million may be in the form of letters of credit. The credit facility is a five-year revolving facility and is not secured by any of the Company’s assets. The credit facility was amended in May 2006 to extend the expiration date of the credit facility to May 24, 2011 and to amend certain definitions resulting in reductions in interest and various fees payable to the lenders. The credit facility contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining a maximum ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization, adjusted for certain business restructuring charges and related expenses and non-cash charges, referred to as adjusted EBITDA, of 2.00 to 1.00, (c) maintaining a minimum ratio of adjusted EBITDA to interest expense of 4.00 to 1.00, (d) limitations on the incurrence of subsidiary indebtedness, (e) limitations on liens, (f) limitations on investments and (g) limitations on the creation or existence of agreements that prohibit liens on our properties. The credit facility also limits the Company’s ability to make dividend payments or distributions or to repurchase, redeem or otherwise acquire shares of its common stock to an amount not to exceed 50% of consolidated net income of the Company for the fiscal year immediately preceding the fiscal year in which such dividend, purchase, redemption, retirement or acquisition is paid or made. For fiscal 2006, the credit facility allows the Company to repurchase, redeem or otherwise acquire shares of its common stock up to an amount not to exceed $461 million. As of June 30, 2006, the Company was in compliance with all of the covenants included in the credit facility.

The credit facility provides that the Company may use up to $1 billion in cash (excluding transaction fees) and assumed debt for acquisitions completed after February 23, 2005, provided that it is in compliance with the terms of the agreement. The acquisition amount will be permanently increased to $1.5 billion after consolidated adjusted EBITDA of the Company and its subsidiaries for any period of twelve consecutive months equals or exceeds $750 million.

There are currently $43 million of letters of credit issued under the credit facility. There are no other outstanding borrowings under the facility and the remaining availability is $357 million as of June 30, 2006. The Company believes the credit facility provides it with an important source of backup liquidity.

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

	Three months ended		Nine months ended
	June 30,		June 30,
Dollars in millions, except per share amounts	2006	2005	2006	2005
Earnings Per Common Share—Basic:
Income from continuing operations available to common stockholders	$44	$194	$153	$263
Loss from discontinued operations	—	—	—	(2)
Net income	$44	$194	$153	$261
Earnings per share from continuing operations	$0.10	$0.41	$0.33	$0.56
Loss per share from discontinued operations	—	—	—	(0.01)
Earnings per share—basic	$0.10	$0.41	$0.33	$0.55
Weighted average shares outstanding—basic	459	478	465	473
Earnings Per Common Share—Diluted:
Income from continuing operations available to common stockholders	$44	$194	$153	$263
Interest charges associated with LYONs convertible debt , net of tax effects	—	—	—	2
Income from continuing operations after assumed conversion of LYONs debt	44	194	153	265
Loss from discontinued operations	—	—	—	(2)
Net income after assumed conversion of LYONs debt	$44	$194	$153	$263
Earnings per share from continuing operations	$0.10	$0.40	$0.32	$0.54
Earnings per share from discontinued operations	—	—	—	—
Earnings per share—diluted	$0.10	$0.40	$0.32	$0.54
Diluted Weighted Average Shares Outstanding :
Weighted average shares outstanding—basic	459	478	465	473
Dilutive Potential Common Shares :
Stock Options	5	5	5	6
Restricted Stock Units	1	—	1	1
Warrants	—	4	1	5
LYONs Convertible Debt	—	—	—	6
Weighted average shares outstanding—diluted	465	487	472	491
Securities excluded from the computation of diluted earnings per common share :
Stock options (1)	40	38	40	36
Warrants (1)	—	5	—	5
	40	43	40	41

(1)          These securities have been excluded from the diluted earnings per common share calculation because their inclusion would have been antidilutive as their exercise prices were higher than the average market price during the period.

On April 19, 2005, the Board of Directors authorized a share repurchase plan (the “plan”). Under the provisions of the plan, Avaya may use up to $500 million of cash to repurchase shares of its outstanding common stock through April 2007. For fiscal 2006, the credit facility limits the Company’s ability to make dividend payments or distributions or to repurchase, redeem or otherwise acquire shares of Avaya common stock to $461 million (which represents 50% of consolidated net income for the Company for fiscal 2005). During the nine months ended June 30, 2006, the Company repurchased and retired 22,534,200 shares of common stock at an average purchase price of $11.37 per share, for a total of $256 million. From July 1, 2006 through August 9, 2006, the Company repurchased and retired 5,630,000 shares at an average purchase price of $9.25 per share, for an additional $52 million. Approximately $85 million is available through April 2007 for further share repurchases under the plan. These repurchases are made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price, the terms of Avaya’s credit facility and other factors.

10. Income Taxes

The following table provides the (benefit from) provision for income taxes for the three and nine months ended June 30, 2006 and 2005:

	Three months ended		Nine months ended
	June 30,		June 30,
Dollars in millions	2006	2005	2006	2005
(Benefit from) provision for income taxes	$(11)	$(117)	$48	$(99)

The benefit from income taxes for the three months ended June 30, 2006 was primarily due to an $18 million tax benefit associated with transfer pricing adjustments and a $3 million tax benefit resulting from a non-U.S. audit settlement. These benefits were partially offset by provisions for U.S. federal, state and non-U.S taxes, resulting in an effective tax benefit rate of 33.1%. The provision for income taxes for the nine months ended June 30, 2006 is comprised of U.S. federal, state and non-U.S. taxes, and was partially offset by the favorable adjustments noted above, resulting in an effective tax rate of 23.9%.

On September 30, 2000, Lucent Technologies Inc. (“Lucent”) contributed its enterprise networking business to us and distributed all of the outstanding shares of our capital stock to its shareowners (“the distribution”). The benefit from income taxes for the three and nine months ended June 30, 2005 was primarily due to a $116 million benefit from the settlement of certain U.S. federal and state income tax matters from years prior to the distribution in accordance with the Tax Sharing Agreement between us and Lucent, partially offset by a provision for state and non-U.S. taxes.

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

11. Benefit Obligations

The components of net periodic benefit cost for the three and nine months ended June 30, 2006 and 2005 are provided in the table below:

	Pension Benefits —		Pension Benefits —		Postretirement
	U.S.		Non-U.S.		Benefits — U.S.
	Three months ended		Three months ended		Three months ended
	June 30,		June 30,		June 30,
Dollars in millions	2006	2005	2006	2005	2006	2005
Components of Net Periodic Benefit Cost
Service cost	$4	$5	$4	$2	$1	$2
Interest cost	41	43	4	3	8	9
Expected return on plan assets	(51)	(55)	(1)	(1)	(2)	(3)
Amortization of unrecognized prior service cost	1	2	—	—	4	2
Recognized net actuarial loss	14	8	—	—	1	1
Settlement loss	—	—	—	1	—	—
Net periodic benefit cost	$9	$3	$7	$5	$12	$11

	Pension Benefits —		Pension Benefits —		Postretirement
	U.S.		Non-U.S.		Benefits — U.S.
	Nine months ended		Nine months ended		Nine months ended
	June 30,		June 30,		June 30,
Dollars in millions	2006	2005	2006	2005	2006	2005
Components of Net Periodic Benefit Cost
Service cost	$13	$13	$9	$7	$3	$4
Interest cost	124	127	12	9	25	29
Expected return on plan assets	(154)	(163)	(1)	(1)	(6)	(8)
Amortization of unrecognized prior service cost	4	5	—	—	12	7
Recognized net actuarial loss	42	26	—	—	2	4
Settlement loss	—	—	—	1	—	—
Net periodic benefit cost	$29	$8	$20	$16	$36	$36

The U.S. information presented above reflects the impact of remeasurement of benefits with respect to represented employees, effective June 1, 2006, for the new collective bargaining agreements with the Communications Workers of America and International Brotherhood of Electrical Workers (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Employees” section).

The Company provides certain pension benefits for U.S. and non-U.S. employees, which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed. For the nine months ended June 30, 2006, the Company made payments for these U.S. and non-U.S. pension benefits totaling $5 million and $8 million, respectively. Estimated payments for these U.S. and non-U.S. pension benefits for the remainder of fiscal 2006 are $2 million and $3 million, respectively.

The Company also provides certain retiree medical benefits for U.S. employees, which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed. For the nine months ended June 30, 2006, the Company made payments totaling $37 million for these retiree medical benefits. Estimated payments for these retiree medical benefits are $12 million for the remainder of fiscal 2006.

12. Stock Compensation Plans

The Company has a stock compensation plan which provides for the issuance to eligible employees of nonqualified stock options and restricted stock units with respect to shares of Avaya common stock. In addition, the Company has an employee stock purchase plan under which eligible employees have the ability to purchase shares of Avaya common stock at 85% of average of the high and low per share trading price of Avaya’s common stock on the New York Stock Exchange on the last trading day of each month.

Stock Options

Stock options are generally granted with an exercise price equal to or above the market value of a share of common stock on the date of grant. Stock options granted prior to fiscal 2004 are for a contractual term of ten years or fewer and generally vest within four years from the grant-date. Options granted in fiscal 2004 or afterwards have a contractual term of seven years and vest in three years. For the nine months ended June 30, 2006, approximately $10 million of compensation expense related to stock options was recognized. At the 2004 Annual Meeting of Shareholders, the Avaya Inc. 2004 Long Term Incentive Plan (the “Plan”) was approved. The Plan became the successor plan to, and no further grants have been made from, the Company’s four previous existing plans: the 2000 Long Term Incentive Plan, the 2000 Stock Compensation Plan for Non-employee Directors, the Broad Based Stock Option Plan and the Long Term Incentive Plan for Management Employees (the “Existing Plans”). The consolidation of the Existing Plans into the Plan resulted in an aggregate reduction in the number of shares eligible for awards under the existing plans. As of June 30, 2006, there were 14 million stock options authorized for grant to purchase Avaya common stock under the Plan.

In connection with certain of the Company’s acquisitions, outstanding stock options held by employees of acquired companies became exercisable for Avaya’s common stock, according to their terms, effective at their respective acquisition dates. The fair value of these options was included as part of the purchase price.

The Company considers several factors in calculating the intrinsic value of share-based awards based on the lattice-binomial model. The Company calculates expected volatility based on implied and historical volatility of the Company’s common stock and other factors. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s intent not to issue a dividend under its dividend policy. The expected holding period assumption was estimated based on the Company’s historical experience.

Share-based compensation expense recognized in the Consolidated Statement of Income for the nine months ended June 30, 2006 is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

The fair value of each stock option grant made during fiscal 2006 was estimated on the grant-date using the lattice-binomial model with the following weighted average assumptions:

Nine months ended
June 30, 2006
WEIGHTED AVERAGE ASSUMPTIONS:
Dividend yield	0.00%
Expected volatility	58.57%
Risk-free interes t rate	4.40%
Annual forfeiture rate	5.73%
Expected holding period (in years)	3.49

The following table summarizes information concerning options outstanding including the related transactions under the plan for the nine months ended June 30, 2006 and the year ended September 30, 2005:

	Shares	Weighted Average
	(000’s)	Exercise Price
OPTIONS OUTSTANDING AS OF SEPTEMBER 30, 2004	48,540	$13.35
Granted	7,189	14.90
Exercised	(4,421)	7.84
Forfeited and Expired	(2,783)	15.72
OPTIONS OUTSTANDING AS OF SEPTEMBER 30, 2005	48,525	13.95
Granted	5,199	11.21
Exercised	(2,334)	4.40
Forfeited and Expired	(1,909)	15.81
OPTIONS OUTSTANDING AS OF JUNE 30, 2006	49,481	$14.04

The weighted-average grant-date fair value of options granted during the nine months ended June 30, 2006 was $4.66 per share. The total intrinsic value under the lattice-binomial model ascribed to the options exercised during the nine months ended June 30, 2006 was $16 million.

The following table summarizes the status of the Company’s stock options as of June 30, 2006:

	Stock Options Outstanding				Stock Options Exercisable
		Average	Weighted	Aggregate		Weighted	Aggregate
		Remaining	Average	Intrinsic		Average	Intrinsic
Range of	Shares	Contractual	Exercise	Value	Shares	Exercise	Value
Exercise Prices	(000’s)	Life (Years)	Price	(000’s)	(000’s)	Price	(000’s)
$0.01 to $9.70	8,682	3.27	$4.45	$60,442	7,972	$4.48	$55,248
$9.71 to $14.79	15,360	5.00	12.38	2,534	9,589	13.15	499
$14.80 to $15.19	12,109	4.26	14.84	—	12,109	14.84	—
$15.20 to $19.36	6,714	5.05	16.17	—	6,714	16.17	—
$19.36 to $51.21	6,616	2.65	26.80	—	6,616	26.80	—
Total	49,481		$14.04	$62,976	43,000	$14.59	$55,747

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s average stock price as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2006 was approximately eight million. The weighted average remaining contractual life as of June 30, 2006 for outstanding and exercisable options is 4.21 and 3.93 years, respectively.

Restricted Stock Units

The Company’s Plan permits the granting of restricted stock units to eligible employees and non-employee Directors at the fair market value of the Company’s common stock at the grant-date and typically become fully vested over a four-year period. Restricted stock units are payable in shares of the Company’s common stock upon vesting.

The following table presents a summary of the status of the Company’s nonvested restricted stock units (“RSUs”) as of September 30, 2005 and changes in outstanding RSU’s during the nine months ended June 30, 2006:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares (000’s)	Fair Value
Nonvested shares at September 30, 2005	3,708	$12.08
Granted	2,249	11.12
Vested	(609)	3.91
Forfeited	(327)	12.72
Nonvested shares at June 30, 2006	5,021	$12.60

As of June 30, 2006, there was approximately $40 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of four years. Compensation expense related to RSUs was $4 million and $2 million for the three months ended June 30, 2006 and 2005, respectively, and was $11 million and $7 million for the nine months ended June 30, 2006 and 2005, respectively.

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

Employee Stock Purchase Plan

Under the terms of the employee stock purchase plan, eligible employees may have up to 10% of their eligible compensation deducted from their pay to purchase shares of Avaya common stock. The per share purchase price is 85% of the average high and low per share trading price of Avaya’s common stock on the New York Stock Exchange on the last trading day of each month. For the three and nine months ended June 30, 2006, approximately $0.6 million and $1.8 million, respectively, of compensation expense related to the employee stock purchase plan was recorded.

13. Operating Segments

The Company reports its operations in two segments - Global Communication Solutions (“GCS”) and Avaya Global Services (“AGS”). The GCS segment develops, markets and sells communications systems including IP telephony systems, multi-media contact center infrastructure and converged applications in support of customer relationship management, unified communications applications, appliances such as IP telephone sets and traditional voice communications systems. The AGS segment develops, markets and sells comprehensive end-to-end global service offerings that enable customers to plan, design, implement, monitor and manage their converged communications networks worldwide.

The GCS segment includes the portion of the rental and managed services revenue attributed to the equipment used in connection with the customer rental and managed services contracts. These contracts attributed to maintenance and other services are included in the AGS segment.

The segments are managed as two individual businesses and, as a result, include certain allocated costs and expenses of shared services, such as information technology, human resources, legal and finance (collectively, “corporate overhead expenses”). At the beginning of each fiscal year, the amount of certain corporate overhead expenses, including targeted annual incentive awards, to be charged to operating segments is determined and fixed for the entire year in the annual plan. The annual incentive award accrual is adjusted quarterly based on actual year to date results and those estimated for the remainder of the year. This adjustment of the annual incentive award accrual, as well as any other over/under absorption of corporate overhead expenses against plan is recorded and reported within the Corporate/Other Unallocated Amounts caption. Restructuring and impairment charges are also recorded and reported within the Corporate/Other Unallocated Amounts caption.

Summarized financial information relating to the Company’s reportable segments is shown in the following table:

	Reportable Segments
	Global	Avaya	Corporate /Other
	Communications	Global	Unallocated
Dollars in millions	Solutions	Services	Amounts	Total
Three months ended June 30, 2006
Revenue	$704	$593	$—	$1,297
Operating income (loss)	36	34	(42)	28
Three months ended June 30, 2005
Revenue	$648	$588	$—	$1,236
Operating income	1	37	38	76
Nine months ended June 30, 2006
Revenue	$2,026	$1,758	$—	$3,784
Operating income (loss)	111	135	(58)	188
Nine months ended June 30, 2005
Revenue	$1,865	$1,741	$—	$3,606
Operating income	14	120	82	216

The following table sets forth the Company’s long-lived assets by geographic area:

Dollars in millions	June 30, 2006	September 30, 2005
U.S.	$402	$453
Outside the U.S.:
Germany	209	214
EMEA — Europe / Middle East / Africa (excluding Germany)	47	52
APAC — Asia Pacific	14	14
Americas , non — U.S.	6	5
Total outside the U.S.	276	285
Total	$678	$738

14. Commitments and Contingencies

Legal Proceedings

In the ordinary course of business the Company is involved in litigations, claims, government inquiries, investigations, charges and proceedings, including, but not limited to, those identified below relating to intellectual property, commercial, securities, employment, employee benefits, environmental and regulatory matters. Other than as described below, the Company believes there is no litigation pending against the Company that could have, individually or in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.

In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If a range of liability is probable and estimable and some amount within the range appears to be a better estimate than any other amount within the range, the Company accrues that amount. If a range of liability is probable and estimable and no amount within the range appears to be a better estimate than any other amount within the range, the Company accrues the minimum of such probable range. Often these issues are subject to substantial uncertainties and, therefore, the probability of loss and an estimation of damages are difficult to ascertain. These assessments can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions that have been deemed reasonable by management. Although the Company believes it has substantial defenses in these matters, it could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on the results of operations in any particular period.

Commissions Arbitration Demand

In July 2002, Communications Development Corporation (“CDC”), a British Virgin Islands corporation, made formal demand for arbitration for alleged unpaid commissions in an amount in excess of $10 million, stemming from the sale of products from Avaya’s businesses that were formerly owned by Lucent involving the Ministry of Russian Railways. In April 2003, CDC initiated the arbitration before the American Arbitration Association. The plaintiff alleges that as a result of agreements entered into between the plaintiff and the Company, it is owed commissions on sales by the Company to the Ministry of Russian Railways on a continuing basis. The Company believes that the agreements relating to the plaintiff’s claim have expired or do not apply to the products in question. As the sales of products continue, CDC may likely increase its commission demand. An arbitration hearing originally commenced in December 2005 has re-commenced in July 2006, with the arbitration panel hearing several days of testimony before adjourning. The panel has requested detailed briefing from the parties, which is expected to be filed in late 2006.

As the hearing in the matter is not yet completed, an outcome cannot be predicted and, as a result, we cannot determine if this matter will have an effect on our business or, if it does, whether its outcome will have a material adverse effect on its financial position, results of operations or cash flows. Due to the uncertainty surrounding the issues involved in this matter and based on the facts and circumstances known to date, the Company believes that an estimate of any loss that may be incurred cannot be made at this time.

Securities Litigation

In April and May of 2005, purported class action lawsuits were filed in the U.S. District Court for the District of New Jersey against us and certain of our officers, alleging violations of the federal securities laws. The actions purport to be filed on behalf of purchasers of our common stock during the period from October 5, 2004 (the date of our signing of the agreement to acquire Tenovis) through April 19, 2005.

The complaints, which are substantially similar to one another, allege, among other things, that the plaintiffs were injured by reason of certain allegedly false and misleading statements made by us relating to the cost of the Tenovis integration, the disruption caused by changes in the delivery of our products to the market and reductions in the demand for our products in the U.S., and that based on the foregoing we had no basis to project our stated revenue goals for fiscal 2005. The Company has been served with a number of these complaints. No class has been certified in the actions. The complaints seek compensatory damages plus interest and attorneys’ fees. In August 2005, the court entered an order identifying a lead plaintiff and lead plaintiffs’ counsel. A consolidated amended complaint was filed in October 2005. Pursuant to a scheduling order issue by the District Court, defendants filed their motion to dismiss the consolidated complaint in December 2005. A hearing on defendants’ motion to dismiss is scheduled for August 2006. Discovery of the matter has been stayed in accordance with applicable law, pending the outcome of the motion to dismiss.

This matter is still in the early stages of litigation and an outcome cannot be predicted and, as a result, we cannot be assured that these cases will not have a material adverse effect on our financial position, results of operations or cash flows. Due to the uncertainty surrounding the issues involved in this matter and based on the facts and circumstances known to date, the Company believes that an estimate of any loss that may be incurred cannot be made at this time.

Derivative Litigation

In May and July of 2005, three derivative complaints were filed against certain officers and the members of the Board of Directors (“Board”) of the Company. Two complaints were filed in the United States District Court for the District of New Jersey, and one was filed in the Superior Court of New Jersey - Somerset County. The allegations in each of the complaints are substantially similar and include the Company as a nominal defendant. The complaints allege, among other things, that defendants violated their fiduciary duties by failing to disclose material information and/or by misleading the investing public about the Company’s business, asserting claims substantially similar to those asserted in the actions described above under “Securities Litigation.” The complaints seek contribution from the defendants to the Company for alleged violations of the securities laws, restitution to the Company and disgorgement of profits earned by defendants, and fees and costs.

While the parties have agreed to stay these matters pending outcome of the motion to dismiss described in “Securities Litigation” above, these actions are in the early stages of litigation and an outcome cannot be predicted and, as a result, we cannot be assured that these cases will not have a material adverse effect on our financial position, results of operations or cash flows.

ERISA Class Action—Securities Litigation

In July 2005, a purported class action lawsuit was filed in the United States District Court for the District of New Jersey against the Company and certain of its officers, employees and members of the Board of Directors (the “Directors”), alleging violations of certain laws under the Employee Retirement Income Security Act of 1974 (“ERISA”). On October 17, 2005, an amended purported class action was filed against us and certain of our officers, employees and Directors. Like the initial complaint, the amended complaint purports to be filed on behalf of all participants and beneficiaries of the Avaya Inc. Savings Plan, the Avaya Inc. Savings Plan for Salaried Employees and the Avaya Inc. Savings Plan for the Variable Workforce (collectively, the “Plans”), during the period from October 5, 2004 through July 20, 2005. It contains factual allegations substantially similar to those asserted in the matters under the heading of “Securities Litigation.”

The complaint alleged, among other things, that the named defendants breached their fiduciary duties owed to participants and beneficiaries of the Plans and failed to act in the interests of the Plans’ participants and beneficiaries in offering Avaya common stock as an investment option, purchasing Avaya common stock for the Plans and communicating information to the Plans’ participants and beneficiaries. The complaint sought a monetary payment to the plans to make them whole for the alleged breaches, costs and attorneys’ fees. The Defendants filed a motion to dismiss the amended complaint in December 2005. In an order and opinion dated April 24, 2006, the District Court judge granted the Defendant’s motion and dismissed the amended complaint in its entirety. In May 2006, the plaintiffs filed a Notice of Appeal with the United States Court of Appeals for the Third Circuit, and a briefing schedule is expected. Although the defendants believe that the District Court correctly decided the motion to dismiss, given the uncertainties of the appeal, at this time the Company cannot determine if this matter will have an effect on its business or, if it does, whether its outcome will have a material adverse effect on its financial position, results of operations or cash flows. Due to the uncertainty surrounding the issues involved in this matter and based on the facts and circumstances known to date, the Company believes that an estimate of any loss that may be incurred cannot be made at this time.

ERISA Class Action—Stock Funds

In April 2006, a purported class action was filed in the United States District Court for the District of New Jersey, alleging that the Company, certain employees and the Pension and Employee Benefits Investment Committee violated the Employee Retirement Income Security Act of 1974 (“ERISA”), by including in the Avaya Inc. Savings Plan for Salaried Employees, the Avaya Inc. Savings Plan and the Avaya Inc. Savings Plan for the Variable Workforce (“Plans”), investment options for the Lucent Technologies Inc. Stock Fund (“Lucent Fund”) and the Avaya Inc. Stock Fund (“Avaya Fund”) for the period of October 2000 to April 2003 (“Alleged Class Period”). The complaint asserts, among other things, that during the Alleged Class Period defendants breached their fiduciary duties under ERISA by violating ERISA’s provisions against prohibited transactions; offering the Lucent Fund and Avaya Fund imprudently as investment options; failing properly to monitor the funds; and, failing properly to monitor the actions of other plan fiduciaries, thus causing the Plans to suffer damages. The complaint seeks monetary relief on behalf of the Plans and its participants, and also seeks injunctive relief and costs, including attorneys’ fees.

This matter is in the early stages of litigation, and an outcome cannot be predicted and, as a result, we cannot be assured that this case will not have a material adverse effect on our financial position, results of operations or cash flows. Due to the uncertainty surrounding the issues involved in this matter and based on the facts and circumstances known to date, the Company believes that an estimate of any loss that may be incurred cannot be made at this time.

Antitrust Lawsuit

In July 2005, United Asset Coverage, Inc. (“UAC”) filed a verified complaint against the Company in the United States District Court, Northern District of Illinois, alleging, among other things, violations of federal and state antitrust laws, in the manner in which the Company seeks to protect its proprietary information. The verified complaint sought a temporary restraining order against the Company to enjoin immediately its practice of limiting the use of its proprietary information in a manner which UAC believes is in violation of its contracts and licensing agreements. The court denied UAC’s motion for temporary restraints in August 2005 as well as its motion for preliminary injunction in January 2006. The plaintiff, however, has continued to pursue this action, and, as a result, discovery has continued.

Even though Avaya prevailed in the preliminary injunction proceeding, an outcome in this matter cannot be predicted at this time, and we cannot be assured that this case will not have a material adverse effect on our financial position, results of operations or cash flows. Due to the uncertainty surrounding the issues involved in this matter and based on the facts and circumstances known to date, the Company believes that an estimate of any loss that may be incurred cannot be made at this time.

Other Matters

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

The Company is cooperating with the relevant government entities with respect to these subpoenas. Based on the facts and circumstances known to date, the Company believes that an estimate of any loss that may be incurred with respect to these subpoenas cannot be made at this time.

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

The Company assesses the adequacy of environmental reserves on a quarterly basis. The Company does not expect the outcome of these matters to have a material impact on its financial position. Expenditures for environmental matters for the three and nine month periods ended June 30, 2006 and 2005 were not material to the Company’s financial position, results of operations or cash flows. Payment for the environmental costs covered by the reserves may be made over a 30-year period.

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

Dollars in millions
Balance as of September 30, 2005	$30
Reductions for payments and costs to satisfy claims	(34)
Accruals for warranties issued during the period	33
Balance as of June 30, 2006	$29

Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements

Letters of Credit

The Company has entered into uncommitted credit facilities that vary in term totaling $95 million as of June 30, 2006, for the purpose of obtaining third party financial guarantees such as letters of credit which ensure the Company’s performance or payment to third parties. Additionally, the Company has a $400 million committed credit facility, which is discussed in Note 8, “Capital Lease Obligations and Long-Term Debt.” As of June 30, 2006, the Company had outstanding an aggregate of $117 million in irrevocable letters of credit under the committed and uncommitted credit facilities (including $43 million under its $400 million committed credit facility).

Surety Bonds

The Company arranges for the issuance of various types of surety bonds, such as license, permit, bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. These bonds vary in duration although most are issued and outstanding from six months to three years. These bonds are backed by $15 million of our letters of credit. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $39 million as of June 30, 2006. Historically, no surety bonds have been drawn upon.

Purchase Commitments and Termination Fees

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and to help assure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that allow them to produce and procure inventory based upon forecasted requirements provided by the Company. If the Company does not meet these specified purchase commitments, it could be required to purchase the inventory, or in the case of certain agreements, pay an early termination fee. As of June 30, 2006, the maximum potential payment under these commitments was approximately $227 million. Historically, the Company has not been required to pay a charge for not meeting its designated purchase commitments with these suppliers.

The Company’s outsourcing agreement with its most significant contract manufacturer was extended and now expires in November 2007. All manufacturing of the Company’s products is performed in accordance with detailed specifications and product designs furnished by the Company and is subject to rigorous quality control standards.

Product Financing Arrangements

The Company sells products to various resellers that may obtain financing from certain unaffiliated third party lending institutions.

In March 2001, the Company entered into a product financing arrangement with one U.S. reseller which expired during fiscal 2005. Accordingly, Avaya is no longer obligated to repurchase inventory previously sold to this reseller in the event the lending institution, which financed the transaction, repossesses the reseller’s inventory of the Company’s products.

For the Company’s product financing arrangement with resellers outside the U.S., in the event participating resellers default on their payment obligations to the lending institution, the Company is obligated under certain circumstances to guarantee repayment to the lending institution. The repayment amount fluctuates with the level of product financing activity. The guarantee repayment amount reported to the Company from the lending institution was approximately $5 million as of June 30, 2006. The Company reviews and sets the maximum credit limit for each reseller participating in this financing arrangement. Historically, there have not been any guarantee repayments by the Company. The estimated fair value of this guarantee as of June 30, 2006 is not significant. There can be no assurance that the Company will not be obligated to repurchase inventory under this arrangement in the future.

Performance Guarantee

In connection with the sale of Connectivity Solutions and the sale of a portion of the Expanets business, the Company has assigned its rights and obligations under several real estate leases to the acquiring companies (the “assignees”). The remaining terms of these leases vary from one year to eight years. While the Company is no longer the primary obligor under these leases, the lessors have not completely released the Company from its obligations, and hold it secondarily liable in the event that the assignees default on these leases. The maximum potential future payments the Company could be required to make, if all of the assignees were to default as of June 30, 2006, would be approximately $17 million. The Company has assessed the probability of default by the assignees and has determined it to be remote.

Credit Facility Indemnification

In connection with its obligations under the credit facility described in Note 8, “Capital Lease Obligations and Long-Term Debt - Credit Facility Arrangements,” the Company has agreed to indemnify the third party lending institutions for costs incurred by the institutions related to changes in tax law or other legal requirements. While there have been no amounts paid to the lenders pursuant to this indemnity in the past, there can be no assurance that the Company will not be obligated to indemnify the lenders under this arrangement in the future.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview	33
Key Trends and Uncertainties Affecting Our Results	36
Operating Segments	40
Results from Continuing Operations	40
Liquidity and Capital Resources	51
Forward Looking Statements	57

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

Our accompanying unaudited Consolidated Financial Statements as of June 30, 2006 and for the three and nine months ended June 30, 2006 and 2005, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the United States Securities and Exchange Commission, or the SEC, for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2005, which were included in our Annual Report on Form 10-K filed with the SEC on December 13, 2005. In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated. Certain prior year amounts have been reclassified to conform to the current interim period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

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

•       product implementation; and

•       managed services.

Customers and Competitive Advantages

Our customer base is diverse, ranging in size from small businesses with few employees to large government agencies and multinational companies with over 100,000 employees. Our customers include enterprises operating in a broad range of industries around the world, including financial services, manufacturing, media and communications, professional services, health care, education and government.

We operate in approximately 50 countries and sell products and services through a network of business partners, distributors and dealers who have customers in approximately 100 other countries. As a result of our acquisition of Tenovis in November 2004, we have significantly increased our presence in Europe, particularly in Germany.

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

Financial Results Summary

Revenue—Revenue was $3,784 million and $3,606 million for the first nine months of fiscal 2006 and 2005, respectively. The $178 million increase was across both of our operating segments and all of our regions. All revenue types benefited from a full nine months of Tenovis in fiscal 2006, compared to a partial period last fiscal year, due to its acquisition on November 18, 2004. Revenues were negatively impacted by $46 million of unfavorable foreign currency fluctuations, primarily related to the euro.

Gross Margin—Our gross margin for the first nine months of fiscal 2006 was 46.4%, roughly flat compared to the same period last fiscal year.

Operating Expense—Our selling, general and administrative (SG&A) expenses increased by $38 million to $1,207 million for the first nine months of fiscal 2006, compared to the same period in fiscal 2005. This net increase was primarily due to expenses associated with a full period of Tenovis, asset impairment charges and increased employee benefit costs, partially offset by benefits from the favorable resolution of non-income tax audits in several jurisdictions, the reduction of a portion of our vacation accrual and savings from headcount reductions.

Our research and development (R&D) expenses increased due to costs incurred in connection with the design, coding and testing and other activities associated with the planning stages of new product development.

We recorded $42 million of restructuring charges during the first nine months of fiscal 2006 for lease termination obligations and employee separation payments in EMEA.

Profitability—We have reported net income for each of the last 13 consecutive quarters and each of our operating segments has been profitable on an annual basis for the past two fiscal years. We reported net income of $153 million during the first nine months of fiscal 2006, a decline from the net income of $261 million reported for the same period in fiscal 2005. The decline in net income is a result of an increase in the provision for income taxes of $147 million, primarily due to a $116 million discrete tax benefit in fiscal 2005, partially offset by a $37 million increase in income from continuing operations before income taxes. Income from continuing operations before income taxes in fiscal 2006 was affected by $42 million of restructuring charges as compared to fiscal 2005, which was affected by a $41 million loss from the extinguishment of debt.

Liquidity—We have capital lease obligations of $14 million and no funded long-term debt. We ended the third quarter of fiscal 2006 with a cash balance of $822 million, an increase of $72 million from the beginning of our fiscal year.

Key Trends and Uncertainties Affecting Our Results

Trends and Uncertainties Affecting Our Revenue

The following are the key factors currently affecting our revenue:

•       Technology transition—There are several factors that indicate that enterprises are in the midst of transitioning their traditional communications systems to next-generation communications technology. First, although many large companies have begun to transition to IP telephony, IP telephony lines still constitute a small percentage of global installed enterprise telephony lines. We have begun to see companies that have purchased IP-enabled communications technology start to implement IP technology across their organizations. In addition, the average age of non-IP enterprise telephony systems is over ten years. Although these systems continue to operate reliably after ten years, enterprises typically will consider a new investment in enterprise communications technology at this point in the telephony system’s lifecycle. Accordingly, we believe that enterprises are increasingly considering new investments in enterprise communications and, if they decide to make such investments, may consider IP telephony. Additionally, we believe that IP telephony has gained widespread acceptance in the marketplace as an alternative replacement option, and we expect to see increased demand as the industry continues to go through the mainstream adoption phase in the product lifecycle. According to the latest available industry statistics, approximately half of all lines currently being shipped are IP rather than traditional.

As a result of the technology transition, spending by enterprises on traditional voice communication systems has been declining. Increases in our product revenue attributable to sales of IP telephony systems continue to be offset in part by declines in product revenue attributable to traditional voice communication systems.

•       Competitive environment—We have historically operated, and continue to operate, in an extremely competitive environment. One aspect of this environment is that we regularly face pricing pressures in the markets in which we operate which may negatively impact our gross margins. This includes not only transactions that may involve competitive bidding, but also price erosion that occurs over many years with the effect that contracts that were entered into several years ago are renewed at lower prices. This price erosion affects both our rental and managed services offers, as well as maintenance. We have been able to partly mitigate the effects of pricing pressures on profitability through our cost reduction initiatives. In addition, we are facing competition from companies that offer similar products and applications to those we offer as part of their larger, bundled offering. For other uncertainties related to the competitive environment in which we operate, see “Forward Looking Statements—Risks Related To Our Revenue and Business Strategy — We face intense competition from our current competitors and, as the enterprise communications and information technology markets evolve, may face increased competition from companies that do not currently compete directly against us.”

•       Pressures on services business—We continue to face challenges in our Avaya Global Services segment. A high correlation exists with respect to customers in our direct channel who purchase products also electing to purchase maintenance contracts at the time of the product purchase. If the shift in mix of sales of products toward the indirect channel were to continue, the maintenance business may be negatively affected as our indirect channel partners have historically had lower attach rates on reselling our services to their end customers. In addition, maintenance revenues have been affected by changes in scope (i.e. number of ports, number of sites, or hours and levels of coverage) at the time of contract renewal, cancellations and increased competition, as well as the price erosion noted above.

•       Supply chain issue —During fiscal 2006, we have experienced disruption and delays in delivery of certain products from our contract manufacturers in meeting timelines for our customer requirements. We continue to take actions to correct the causes of these disruptions and delays, including assuring adequate sources of components and materials. Our supply situation improved in the third quarter of fiscal 2006 and we do not expect the supply shortage to be significant beyond the fourth quarter of fiscal 2006. See “Outsourcing of Certain Manufacturing Operations” for more information related to issues with our outsourced manufacturing operations.

•       Foreign currency—Our revenues outside of the U.S. were 42% of our consolidated revenues in the nine months ended June 30, 2006 compared to 41% for the same period of fiscal 2005. Any weakening of the U.S. dollar against other currencies, particularly the euro, will have a positive impact on our reported revenues and profitability. Conversely, any strengthening of the U.S. dollar will have a negative impact. Revenues for the nine months ended June 30, 2006 included an unfavorable currency impact of $46 million.

•       Rental business model—Under the rental business model we have historically used in EMEA, the rental revenue comprising both product and services revenue is recognized over the term of the rental agreement and reported as rental and managed services revenue. We have implemented a new offer to the market in EMEA, whereby we sell products to a third-party finance company which in turn leases the equipment to the end-user. This arrangement results in upfront recognition of product revenue rather than the product portion of the rental revenue being recognized over the term of the rental agreement. Although our revenues to date from this new offer have not been significant, if we are successful at implementing this offer, as our current and new rental customers accept this new leasing offer we expect that sales of products and maintenance revenue will increase and rental and managed services revenue will decrease.

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

Continued Focus on Cost Structure

As a result of the growth of our revenue and our continued focus on controlling costs, we became profitable in the third quarter of fiscal 2003 and have been profitable in each of the twelve subsequent quarters. During fiscal 2005 and 2006, we continued to focus on controlling our costs.

As part of our focus on controlling costs, we have reduced the management and back office headcount in our U.S. sales organization and have also reduced the headcount in our services business. In addition, during fiscal 2005, we reached agreements with the various Works Councils in Europe to reduce our EMEA workforce. Including those positions agreed to by the Works Councils, we reduced our workforce by approximately 800 positions in EMEA, the majority of which have been eliminated as of June 30, 2006. We have begun to realize the benefits of these prior year actions in fiscal 2006. During the second quarter of fiscal 2006, we recorded $5 million of expense related to higher than originally expected per employee separation costs for these former Tenovis employees and a restructuring charge of $15 million in order to reduce costs and expenses and to improve operational performance in Germany. The restructuring plan included a reduction of approximately 150 positions across various business groups, with employee separation payments determined through individual negotiations. As previously disclosed, we anticipated taking further actions to reduce our workforce in EMEA during the third quarter of fiscal 2006, and recorded an additional charge of $4 million, representing employee separation payments for approximately 40 additional positions. We will begin to partially realize the cost saving benefits of these actions during the second half of fiscal 2006 and expect to fully realize the benefits in fiscal 2007. We are assessing a plan to take further actions in the fourth quarter affecting EMEA and the U.S. in order to further reduce costs and expenses.

Strategic Uses of Cash and Cash Equivalents

As further discussed in “Liquidity and Capital Resources,” our cash balance increased by $72 million to $822 million as of June 30, 2006. During the nine months ended June 30, 2006, we generated positive cash flow from operations of $456 million and used $256 million to repurchase 22,534,200 shares of our common stock in accordance with a share repurchase plan authorized by the Board of Directors. See Part II, Item 2, “Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities” for more information on the repurchases for the third quarter of fiscal 2006. We also continued to use cash for capital expenditures and software development costs.

Deferred Tax Assets

As of June 30, 2006, we had $933 million in net deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences, which are available to reduce taxable income predominately in the U.S. in future periods. The net deferred tax asset is net of a valuation allowance of $174 million, which was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The valuation allowance is comprised of $142 million of non-U.S. deferred tax assets and $32 million relating to certain U.S. federal and state deferred tax assets that continue to be fully reserved. Included in the net deferred tax assets is an $82 million net deferred tax liability primarily related to the acquisition of intangible assets in Germany.

Employees

As of June 30, 2006, we employed 18,342 employees, of which 18,120 are full-time (12,581 are management and non-represented employees and 5,539 are represented employees covered by collective bargaining agreements or works councils) and 222 are part-time employees (127 are management and non-represented employees and 95 are represented employees covered by collective bargaining agreements or works councils).

Of the 5,634 full-time and part-time employees covered by collective bargaining agreements or works councils, 2,880 employees are covered by collective bargaining agreements in the United States. Not included in the numbers above are 645 non-represented employees at Avaya GlobalConnect Ltd. (“AGC”), our majority-owned subsidiary in India.

Effective May 28, 2006, we renewed our collective bargaining agreements with the Communications Workers of America and the International Brotherhood of Electrical Workers. The agreements are for a term of three years, ending May 23, 2009. The agreements provide for a 3% per year wage increase for employees during the duration of the agreements and an initial, one-time 4% increase to future employees’ pension benefits after July 1, 2006. Among other terms, the agreements also include additional cost sharing by employees and retirees for certain health benefits. The agreements change certain benefit levels for the

Company’s defined benefit pension plan and the related other postretirement employee benefits (OPEB) for represented employees. These changes for represented employees have been reflected by the Company’s actuary through a re-measurement of the plans and the actuarial assumptions at June 1, 2006. The impact of these changes is not expected to have a significant impact on the Company’s overall pension and OPEB expense for the remainder of fiscal 2006. The represented employees ratified the agreements in July 2006.

Outsourcing of Certain Manufacturing Operations

We have outsourced substantially all of our product manufacturing operations. Most of these operations have been outsourced to Celestica Inc. (“Celestica”) and are currently manufactured in Mexico, Malaysia and the Czech Republic, although we also have other contract manufacturers. Our outsourcing agreement with Celestica was extended and now expires in November 2007. The remaining sources of our manufacturing capacity are outsourced to a number of other contract manufacturers located in the United Kingdom, France, Germany, China and Israel. All manufacturing of the Company’s products is performed in accordance with detailed specifications and product designs furnished by the Company and is subject to rigorous quality control standards.

During the beginning of fiscal 2006, we experienced disruption and delays in delivery of certain products from our contract manufacturers in meeting timelines for our customer requirements. The supply situation improved throughout the third quarter in relation to our requirements and we are continuing to experience improvements in product commitments in our fourth quarter. Due to the number of variables involved, it is difficult to quantify a specific impact to the third quarter of fiscal 2006, but we have worked to correct the causes of these disruptions and delays, and made significant progress since the estimated net impact on second quarter’s revenues of up to $30 million to $35 million. We do not expect these supply issues to have a significant impact beyond our results for the fourth quarter of fiscal 2006.

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

We also may from time to time be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. For example, the European Union (“EU”) has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) and the Waste Electrical and Electronic Equipment (“WEEE”) directives. RoHS prohibits the use of certain substances, including mercury and lead, in certain products put on the market after July 1, 2006. The WEEE directive obligates parties that place electrical and electronic equipment onto the market in the EU to put a clearly identifiable mark on the equipment, register with and report to EU member countries regarding distribution of the equipment, and provide a mechanism to take back and properly dispose of the equipment. Each EU member country has enacted, or is expected to soon enact, legislation clarifying what is and what is not covered by the WEEE directive in that country. We have met the requirements of the RoHS and WEEE directives, including adhering to the July 1, 2006 deadline for meeting RoHS material composition restrictions. Similar laws and regulations have been or may be enacted in other regions.

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

Operating Segments

We manage our business based on two operating segments - Global Communications Solutions, or GCS, and Avaya Global Services, or AGS. The following table sets forth the allocation of our revenue among our operating segments and expressed as a percentage of total revenue:

					Third Fiscal Quarter
							Mix
3Q05	4Q05	1Q06	2Q06	Dollars in millions	2006	2005	2006	2005	Change
$ 648	$707	$661	$661	Global Communications Solutions	$704	$648	54%	52%	$56	8.6%
588	589	588	577	Avaya Global Services	593	588	46%	48%	5	0.9%
$1,236	$1,296	$1,249	$1,238	Total	$1,297	$1,236	100%	100%	$61	4.9%

The increase in revenues contributed by the GCS segment for the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 is due to increases in sales of large communications systems to indirect customers in the U.S. The increase in AGS revenues is primarily associated with 2006 FIFA World Cup events. Overall Avaya’s results were affected by $4 million of favorable foreign currency impact.

Results from Continuing Operations

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005

Revenue

The following table sets forth a comparison of revenue by type:

					Third Fiscal Quarter
							Mix
3Q05	4Q05	1Q06	2Q06	Dollars in millions	2006	2005	2006	2005	Change
$566	$631	$591	$593	Sales of products	$636	$566	49%	46%	$70	12.4%
497	499	501	487	Services	504	497	39%	40%	7	1.4%
173	166	157	158	Rental and managed services	157	173	12%	14%	(16)	-9.2%
$1,236	$1,296	$1,249	$1,238	Total revenue	$1,297	$1,236	100%	100%	$61	4.9

Sales of products for the third quarter of fiscal 2006 increased in all regions, including a 15% increase in the U.S. when compared to the third quarter of fiscal 2005. The increase in sales of products occurred in our indirect channel, particularly related to sales of our large communications systems. Services revenue for the third quarter of fiscal 2006 increased primarily in the EMEA region due to revenues associated with 2006 FIFA World Cup events. Rental and managed services for the third quarter of fiscal 2006 decreased primarily due to customers reducing the scope of contracted services and decreased rental contract renewal rates.

The following table sets forth a geographic comparison of revenue:

					Third Fiscal Quarter
							Mix
3Q05	4Q05	1Q06	2Q06	Dollars in millions	2006	2005	2006	2005	Change
$717	$768	$734	$719	U .S.	$753	$717	58%	58%	$36	5.0%
				Outside the U .S.:
206	194	186	182	Germany	182	206	14%	16%	(24)	-11.7%
171	184	178	174	EMEA—Europe / Middle East / Africa (Excluding Germany)	205	171	16%	14%	34	19.9%
83	90	87	99	APAC—Asia Pacific	87	83	7%	7%	4	4.8%
59	60	64	64	Americas , non-U .S.	70	59	5%	5%	11	18.6%
519	528	515	519	Total outside the U .S.	544	519	42%	42%	25	4.8%
$1,236	$1,296	$1,249	$1,238	Total revenue	$1,297	$1,236	100%	100%	$61	4.9%

Revenues in the U.S. increased for the third quarter of fiscal 2006 compared to the same quarter last fiscal year due to increases in sales of products through the indirect channel. Decreased revenues in Germany were primarily due to a decline in maintenance services as well as rental and managed services, which have both seen the effects of contracts that were entered into several years ago being renewed at lower prices as well as contract cancellations. The decline in Germany revenue was partially offset by revenues associated with 2006 FIFA World Cup events. Revenues in EMEA, excluding Germany, increased primarily due to growth in the UK and Russia. Revenues increased for APAC, primarily in Japan, and revenues increased for Americas, non-U.S, primarily in Canada, Brazil and Mexico.

The following table sets forth a comparison of revenue from sales of products by channel:

					Third Fiscal Quarter
							Mix
3Q05	4Q05	1Q06	2Q06	Dollars in millions	2006	2005	2006	2005	Change
$279	$322	$268	$250	Direct	$277	$279	44%	49%	$(2)	-0.7%
287	309	323	343	Indirect	359	287	56%	51%	72	25.1%
$566	$631	$591	$593	Total sales of products	$636	$566	100%	100%	$70	12.4%

There was a shift in our mix of sales of products toward the indirect channel compared to the third quarter of fiscal 2005. All regions experienced increases in sales of product through the indirect channel. Increases in indirect revenues were most significant in the U.S and EMEA, primarily related to sales of our large communications systems.

Gross Margin

The following table sets forth a comparison of gross margin by type:

					Third Fiscal Quarter
							Mix
3Q05	4Q05	1Q06	2Q06	Dollars in millions	2006	2005	2006	2005	Change
$301	$337	$314	$318	On sales of products	$332	$301	52.2%	53.2%	$31	10.3%
172	174	180	170	On services	170	172	33.7%	34.6%	(2)	-1.2%
102	105	95	90	On rental and managed services	86	102	54.8%	59.0%	(16)	-15.7%
$575	$616	$589	$578	Total gross margin	$588	$575	45.3%	46.5%	$13	2.3%

Overall gross margin dollars increased compared to the third quarter of fiscal 2005, while the gross margin rate decreased in all revenue types and overall. The gross margin rate on sales of products was negatively impacted by higher discounts in the U.S. and EMEA and lower margins associated with indirect channel revenue, partially offset by an increase in volumes and favorable impact of cost reductions. The gross margin rate on services was negatively impacted by a decline in maintenance service volumes and implementation and integration costs related to the 2006 FIFA World Cup events, partially offset by the impact of headcount reductions initiated in fiscal 2005. The gross margin rate on rental and managed services had a significant impact on the overall gross margin rate decline, and was due to the deployment of a large customer engagement with low margins, lower revenues in our rental business in Germany, and reductions in the scope of new contracts.

Operating expenses

					Third Fiscal Quarter
							Percent of Revenue
3Q05	4Q05	1Q06	2Q06	Dollars in millions	2006	2005	2006	2005	Change
$406	$414	$385	$399	Selling, general and administrative	$423	$406	32.6%	32.8%	$17	4.2%
93	98	97	106	Research and development	115	93	8.9%	7.6%	22	23.7%
—	22	—	20	Restructuring charges	22	—	1.7%	0.0%	22	100.0%
$499	$534	$482	$525	Total operating expenses	$560	$499	43.2%	40.4%	$61	12.2%

The increase in SG&A expenses is primarily due to $29 million of asset impairment charges, of which $28 million related to certain internal-use software assets. SG&A expenses also included increased employee benefit costs. These charges were partially offset by the $22 million benefit from the favorable resolution of non-income tax audits in several jurisdictions, plus further savings from headcount reductions in both the U.S. and EMEA.

The increase in research and development expenses (R&D) is the result of costs incurred in connection with the design, coding and testing and other activities associated with the planning stages of new product development. The costs for products in this stage of development were higher in the current period than in the comparable period.

Restructuring charges for the third quarter of fiscal 2006 represent $18 million of lease termination obligations for the closing and consolidation of international office facilities and $4 million of employee separation costs in EMEA.

Other Income, Net

					Third Fiscal Quarter
3Q05	4Q05	1Q06	2Q06	Dollars in millions	2006	2005	Change
$4	$2	$5	$6	Other income , net	$5	$4	$1	25%

Other income, net for the third quarter of fiscal 2006 primarily represents interest income. Other income, net for the same quarter in fiscal 2005 is related primarily to $6 million of interest income, partially offset by a $1 million loss on the repayment of $159 million principal amount of secured floating rate notes and other miscellaneous items.

Interest Expense

					Third Fiscal Quarter
3Q05	4Q05	1Q06	2Q06	Dollars in millions	2006	2005	Change
$3	$1	$1	$2	Interest expense	$—	$3	$(3)	-100%

The decrease of interest expense is due to the reduction of outstanding debt during fiscal 2006.

(Benefit from) Provision for Income Taxes

					Third Fiscal Quarter
3Q05	4Q05	1Q06	2Q06	Dollars in millions	2006	2005	Change
$(117)	$(577)	$40	$19	(Benefit from) provision for income taxes	$(11)	$(117)	$106	-91%

The benefit from income taxes for the third quarter of fiscal 2006 was primarily due to an $18 million tax benefit associated with transfer pricing adjustments and a $3 million tax benefit resulting from a non-U.S. audit settlement These benefits were partially offset by provisions for U.S. federal, state and non-U.S taxes, resulting in an effective tax benefit rate of 33.1%.

The benefit from income taxes for the third quarter of fiscal 2005 was primarily related to a $116 million benefit from the settlement of certain U.S. federal and state income tax matters from years prior to the distribution in accordance with the Tax Sharing Agreement between us and Lucent.

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

•       Avaya Communications Manager, a voice application software that manages call processing, facilitates secure customer interactions across a variety of media and supports a range of Avaya and third-party applications; and

•       Avaya Extension to Cellular, which transparently bridges any cellular phone to any Avaya communications server.

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

The following table sets forth revenue by similar class of products within the Global Communications Solutions segment:

					Third Fiscal Quarter
							Mix
3Q05	4Q05	1Q06	2Q06	Dollars in m illions	2006	2005	2006	2005	Change
$393	$445	$413	$414	Large communications systems	$455	$393	65%	61%	$62	15.8%
93	91	88	94	Small communications systems	92	93	13%	14%	(1)	—1.1%
151	164	151	141	Converged voice applications	144	151	20%	23%	(7)	—4.6%
11	7	9	12	Other	13	11	2%	2%	2	18.2%
$648	$707	$661	$661	Total GCS revenue	$704	$648	100%	100%	$56	8.6%

Revenue for GCS increased in all regions with the exception of EMEA due to the continued migration to IP products which exceeded the decline of TDM products. The primary driver for the overall increase was primarily due to strengthening sales in the U.S. and benefits from an increase in indirect channel revenue.

Large communication systems benefited from increased sales of gateways and appliances partially offset by the decline of traditional TDM products in EMEA. Small communications systems revenues decreased slightly as a result of lower sales of traditional products in EMEA offset by higher IP Office sales. Converged voice applications revenues decreased due to lower demand for traditional messaging sales partially offset by the rollout of the new modular messaging release and contact center application sales.

The following table sets forth operating income of the GCS segment:

Third Fiscal Quarter
Percent of Revenue
3Q05	4Q05	1Q06	2Q06	Dollars in millions	2006	2005	2006	2005	Change

$1	$43	$43	$32	Operating income	$36	$1	5.1%	0.2%	$35	3500.0%

The increase in operating income was primarily due to higher product sales and cost efficiencies, partially offset by pricing pressures in the direct channel and change in channel mix.

Avaya Global Services

The AGS segment is focused on supporting our broad customer base with comprehensive end-to-end global service offerings that enable our customers to plan, design, implement, monitor and manage their converged communications networks worldwide. AGS provides its services through the following offerings:

Maintenance - AGS monitors and optimizes customers’ network performance ensuring availability and keeps communication networks current with the latest software releases. In the event of an outage, our customers receive the on-site support they need to recover quickly.

Implementation and integration services - Through operation, implementation and integration specialists worldwide, AGS helps customers leverage and optimize their multi-technology, multi-vendor environments through the use of contact centers, unified communication networks, and IP telephony.

Managed services - AGS supplements our customers’ in-house staff and manages complex multi-vendor, multi-technology networks, optimizes network performance and configurations, backs up systems, detects and resolves faults, performs moves, adds and changes, and manages our customers’ trouble tickets and inventory. This category includes customers who have chosen a bundled solution with enhanced services not provided in a basic maintenance contract. With the acquisition of Tenovis, Avaya acquired a business that includes both bundled services and products that are sold to customers on a monthly payment or rental payment basis. The managed services business generally involves larger contracts with customers who outsource responsibility for their voice applications domain to us. We face challenges in this area, including ensuring that we deliver consistent levels of service globally to these large, and often multi-national, customers while controlling costs and expanding the required skill set of our services organization.

The profitability of our services business is also affected by the fixed costs associated with our represented work forces in the U.S. and Europe and includes the impact of increases in employee benefits. In addition, our profitability is impacted by the complexities associated with maintenance of multi-vendor IP networks as compared with closed, proprietary TDM networks, such as the need to assure a sufficient level of service technicians with IP skills.

The following table sets forth revenue by similar class of services within the AGS segment:

					Third Fiscal Quarter
							Mix
3Q05	4Q05	1Q06	2Q06	Dollars in millions	2006	2005	2006	2005	Change
$381	$375	$380	$366	Maintenance	$375	$381	63%	65%	$(6)	-1.6%
118	125	123	120	Implementation and integration services	130	118	22%	20%	12	10.2%
88	87	85	90	Managed services	87	88	15%	15%	(1)	-1.1%
1	2	—	1	Other	1	1	0%	0%	—	0.0%
$588	$589	$588	$577	Total AGS revenue	$593	$588	100%	100%	$5	0.9%

The increase in AGS revenues was driven by $12 million of growth in non-U.S. markets, offset by a decline of $7 million in U.S. revenue.

The majority of the non-U.S. growth came from approximately $6 million of implementation and integration revenue in EMEA related to the 2006 FIFA World Cup events, and higher maintenance revenues. This growth was offset by a continued decline in the EMEA rental business. Implementation and integration services revenue also increased in the U.S., primarily due to professional services growth. The decrease in maintenance revenue is primarily due to a decline in the U.S. business due to customer changes in scope and cancellations, and a lack of growth in the U.S. direct product business. Managed services in the U.S. were unfavorably affected by customer changes in scope and cancellations offset by modest increases outside the U.S.

Certain services revenue generated by AGC which was previously categorized as “Other” has been reclassified to maintenance revenue for all periods presented.

The following table sets forth operating income of the Avaya Global Services segment:

Third Fiscal Quarter
Percent of Revenue
3Q05	4Q05	1Q06	2Q06	Dollars in millions	2006	2005	2006	2005	Change

$37	$46	$60	$41	Operating income	$34	$37	5.7%	6.3%	$(3)	-8.1%

The decrease in operating income is due to lower gross margins. Lower margins in managed services are primarily due to the continued decline of the rental business, in addition to the deployment of a large customer engagement with low margins. Revenue growth in the low-margin implementation and integration services business put pressure on margins as did the continued decline of the maintenance service business. This was somewhat offset by headcount reductions in EMEA and improved operational efficiencies.

Corporate/Other Unallocated Amounts

					Third Fiscal Quarter
3Q05	4Q05	1Q06	2Q06	Dollars in millions	2006	2005	Change
$38	$(7)	$4	$(20)	Operating (loss) income	$(42)	$38	$(80)	-211%

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

During the third quarter of fiscal 2006, the operating loss of $42 million is primarily due to restructuring charges of $22 million and impairment charges of $29 million primarily related to certain internal-use software assets. The restructuring charges are comprised of $18 million for lease termination obligations and $4 million for employee separation costs in Germany. These items were partially offset by $22 million related to the favorable resolution of non-income tax audits in several jurisdictions during the quarter.

During the third quarter of fiscal 2005, the operating income of $38 million was affected primarily by an adjustment to employee incentive awards, as well as other over/under absorption of corporate overheads against plan.

Nine Months Ended June 30, 2006 Compared with Nine Months Ended June 30, 2005

Revenue

The following table sets forth a comparison of revenue by type:

	Nine Months Ended June 30,
			Mix
Dollars in millions	2006	2005	2006	2005	Change
Sales of products	$1,820	$1,663	47%	46%	$157	9.4%
Services	1,492	1,472	39%	41%	20	1.4%
Rental and managed services	472	471	12%	13%	1	0.2%
Total revenue	$3,784	$3,606	100%	100%	$178	4.9%

All revenue types were favorably impacted by a full period of revenues associated with Tenovis in fiscal 2006 compared to a partial period in fiscal 2005 and negative impact of $46 million of unfavorable currency fluctuations. In addition, sales of products increased most significantly in the U.S., primarily due to higher sales of large and small communications systems. Services revenue was negatively affected by customer changes in scope and cancellations in the U.S. and EMEA. Excluding the full period of Tenovis, rental and managed services for the third quarter of fiscal 2006 decreased primarily due to customers reducing the scope of services, contracts being renewed at lower prices and contract cancellations.

The following table sets forth a geographic comparison of revenue:

	Nine Months Ended June 30,
			Mix
Dollars in millions	2006	2005	2006	2005	Change
U.S.	$2,206	$2,140	58%	59%	$66	3.1%
Outside the U.S.:
Germany	550	530	15%	15%	20	3.8%
EMEA—Europe / Middle East / Africa (Excluding Germany)	557	512	15%	14%	45	8.8%
APAC—Asia Pacific	273	246	7%	7%	27	11.0%
Americas, non-U.S.	198	178	5%	5%	20	11.2%
Total outside the U.S.	1,578	1,466	42%	41%	112	7.6%
Total revenue	$3,784	$3,606	100%	100%	$178	4.9%

Revenues in all regions increased compared to the first nine months of fiscal 2005. Increases in U.S. revenues were due to increases in sales of products, particularly to our indirect customers. Germany and EMEA, to a lesser extent, increased primarily due to a full period of revenues associated with Tenovis compared to a partial period in fiscal 2005. These favorable items were partially offset by $53 million of unfavorable foreign currency impacts in EMEA, primarily related to the euro. The increase in revenues in APAC relates primarily to an increase in revenues associated with AGC and increased product sales throughout the region. Revenue in Americas, non-U.S. increased compared to the same period of fiscal 2005 due to an increase in services revenue and $7 million of favorable foreign currency impacts which offset a decline in sales of products in the region.

The following table sets forth a comparison of revenue from sales of products by channel:

	Nine Months Ended June 30,
			Mix
Dollars in millions	2006	2005	2006	2005	Change
Direct	$795	$805	44%	48%	$(10)	-1.2%
Indirect	1,025	858	56%	52%	167	19.5%
Total sales of products	$1,820	$1,663	100%	100%	$157	9.4%

Our mix of sales of products shifted toward indirect compared to the same period in fiscal 2005. Increases in both large and small communications systems, especially in the U.S. and EMEA, contributed to an increase in indirect revenue through our business partners.

Gross Margin

The following table sets forth a comparison of gross margin by type:

	Nine Months Ended June 30,
			Percent of Revenue
Dollars in millions	2006	2005	2006	2005	Change
On sales of products	$964	$908	53.0%	54.6%	$56	6.2%
On services	520	500	34.9%	34.0%	20	4.0%
On rental and managed services	271	273	57.4%	58.0%	(2)	-0.7%
Total gross margin	$1,755	$1,681	46.4%	46.6%	$74	4.4%

Gross margin dollars increased primarily due to the full period impact of Tenovis, which has lower gross margin rates, while the overall gross margin rate was slightly lower as compared to the same period in fiscal 2005. The largest factors behind the decline in gross margin percentage on the sales of products were the full period impact of Tenovis, higher product discounts in the U.S. and lower margins associated with indirect channel revenues, partially offset by cost reductions. Gross margin on services revenue increased due to cost reductions initiated in prior periods and a reduction of a portion of our vacation accrual. The decrease in gross margin dollars and rate on rental and managed services was primarily due to price erosion which result in contracts being renewed at lower prices over the last several years and customer cancellations.

Operating expenses

	Nine Months Ended June 30,
			Percent of Revenue
Dollars in millions	2006	2005	2006	2005	Change
Selling, general and administrative	$1,207	$1,169	31.9%	32.4%	$38	3.3%
Research and development	318	296	8.4%	8.2%	22	7.4%
Restructuring charges	42	—	1.1%	0.0%	42	100.0%
Total operating expenses	$1,567	$1,465	41.4%	40.6%	$102	7.0%

The increase in SG&A expenses is primarily due to the full period’s impact of the Tenovis operations, which has a higher cost structure, in addition to $29 million in asset impairment charges primarily related to certain internal-use software assets. SG&A expense for the current period also includes increased employee benefit costs. These items were partially offset by a $7 million benefit related to the reduction of a portion of our vacation accrual as a result of a change in company policy eliminating carryover vacation days for U.S. non-represented employees, the $22 million benefit from the favorable resolution of non-income tax audits in several jurisdictions, and savings from headcount reductions.

The increase in R&D is the result of costs incurred in connection with the design, coding and testing and other activities associated with the planning stages of new product development. The costs for products in this stage of development were higher in the current period than in the comparable period. The current period also included a $3 million benefit related to the reduction of a portion of our vacation accrual as a result of a change in Company policy. The nine months ended June 30, 2005 included $4 million of acquired inprocess R&D expenses recorded upon the acquisitions of Spectel and Tenovis.

Restructuring charges for the nine months ended June 30, 2006 represent $24 million of employee separation costs in EMEA, comprised of $19 million in order to reduce costs and expenses and to improve the region’s operational performance and $5 million of expense related to higher than originally expected per employee separation costs for former Tenovis employees than estimated at the time of acquisition. Also included in the restructuring charge for the nine months ended June 30, 2006 is $18 million of lease termination obligations for certain international office facilities.

Other Income (Expense), Net

	Nine Months Ended June 30,
Dollars in millions	2006	2005	Change
Other income (expense), net	$16	$(34)	$50	147%

Other income, net, for the nine months ended June 30, 2006 primarily represents interest income. Other expense, net, for the same period in fiscal 2005 is related primarily to a $41 million loss on the repurchase of $271 million aggregate principal amount of our senior notes and a $3 million loss on the repayment of $262 million principal amount of our secrued floating rate notes, partially offset by $18 million of interest income.

Interest Expense

	Nine Months Ended June 30,
Dollars in millions	2006	2005	Change
Interest expense	$3	$18	$(15)	-83%

For the nine months ended June 30, 2006, interest expense decreased as a result of a lower debt principal balance outstanding during the period. As of June 30, 2006 we have capital lease obligations of $14 million.

Provision for (Benefit from) Income Taxes

	Nine Months Ended June 30,
Dollars in millions	2006	2005	Change
Provision for (benefit from) income taxes	$48	$(99)	$147	-148%

The provision for income taxes for the nine months ended June 30, 2006 is comprised of U.S. federal, state and non-U.S. taxes, and was primarily offset by the $18 million tax effect associated with transfer pricing adjustments. The provision for income taxes for the nine months ended June 30, 2006 resulted in an effective rate of 23.9%.

The benefit from income taxes for the same period of fiscal 2005 was primarily due to a $116 million benefit from the settlement of certain U.S. federal and state income tax matters from years prior to the distribution in accordance with the Tax Sharing Agreement between us and Lucent, partially offset by a provision for state and foreign income taxes.

Segment Results

Global Communications Solutions

The following table sets forth revenue by similar class of products within the GCS segment:

	Nine Months Ended June 30,
			Mix
Dollars in millions	2006	2005	2006	2005	Change
Large communications systems	$1,282	$1,140	62%	61%	$142	12.5%
Small communications systems	274	240	14%	13%	34	14.2%
Converged voice applications	436	446	22%	24%	(10)	-2.2%
Other	34	39	2%	2%	(5)	-12.8%
Total GCS revenue	$2,026	$1,865	100%	100%	$161	8.6%

Revenue for GCS increased in all regions except for EMEA, which was affected by approximately $7 million of unfavorable foreign currency impacts. The primary driver for the overall increase was strengthening sales in the U.S. GCS also benefited from an increase in indirect channel revenue.

The increase in total revenue for GCS was primarily attributable to the continued migration to IP products which exceeded the decline of traditional TDM products. Large communication systems benefited from increased sales of gateways and appliances and higher sales of Communications Manager. Increased small communications systems revenues is a result of greater IP Office sales offset by lower sales of traditional products in EMEA. Converged voice applications revenues decreased slightly due to lower demand for traditional messaging sales offset by the rollout of a new modular messaging release and contact center application sales.

The following table sets forth operating income of the GCS segment:

	Nine Months Ended June 30,
			Percent of Revenue
Dollars in millions	2006	2005	2006	2005	Change
Operating income	$111	$14	5.5%	0.8%	$97	692.9%

The increase in operating income was primarily due to higher product sales, partially offset by pricing pressures in the direct channel.

Avaya Global Services

The following table sets forth revenue by similar class of services within the AGS segment:

	Nine Months Ended June 30,
			Mix
Dollars in millions	2006	2005	2006	2005	Change
Maintenance	$1,121	$1,130	64%	65%	$(9)	-0.8%
Implementation and integration services	373	345	21%	20%	28	8.1%
Managed services	262	263	15%	15%	(1)	-0.4%
Other	2	3	0%	0%	(1)	-33.3%
Total AGS revenue	$1,758	$1,741	100%	100%	$17	1.0%

The overall increase in AGS revenue for the nine months ended June 30, 2006 is due to an increase of approximately $49 million in revenue outside the U.S., primarily in EMEA resulting from a full period of revenues associated with Tenovis, offset by a decrease of $32 million in the U.S. revenue.

The increase in AGS revenue was partially attributable to a full period of revenues associated with Tenovis in fiscal 2006 compared to a partial period in fiscal 2005, as well as an increase in implementation revenues. This increase was partially offset by a decline in the U.S. maintenance revenue. Lower revenues in existing contract-related maintenance were primarily due to changes in scope and cancellations. Implementation and integration services increased in the U.S., EMEA and Americas, non-U.S. Excluding the impact of the business associated with Tenovis, total AGS revenue would have declined compared to the first nine months of fiscal 2005.

Prior year revenue amounts have been reclassified to conform to the nine months ended June 30, 2006 reporting period. The following table sets forth operating income of the AGS segment:

	Nine Months Ended June 30,
			Percent of Revenue
Dollars in millions	2006	2005	2006	2005	Change
Operating income	$135	$120	7.7%	6.9%	$15	12.5%

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

Corporate/Other Unallocated Amounts

	Nine Months Ended June 30,
Dollars in millions	2006	2005	Change
Operating (loss) income	$(58)	$82	$(140)	-171%

Operating loss of $58 million was recorded in Corporate / Other Unallocated Amounts for the nine months ended June 30, 2006 and was primarily related to a $29 million impairment charge primarily related to certain internal-use software assets, costs in EMEA (comprised of $19 million in order to reduce costs and expenses and to improve Germany’s operational performance, and $5 million of expense related to higher than originally expected per employee separation costs for former Tenovis employees), as well as certain real estate expenses. These costs were partially offset by lower accruals for employee incentive awards and a $22 million benefit from the favorable resolution of non-income tax audits in several jurisdictions.

The primary driver of the $82 million operating income in Corporate / Other Unallocated Amounts for the nine months ended June 30, 2005 was an adjustment to employee incentive awards due to year-to-date operating performance being below target.

Results of Discontinued Operations

The $2 million loss from discontinued operations during the nine months ended June 30, 2005 was primarily the result of the finalization of the working capital adjustment related to the sale of our Connectivity Solutions business, in accordance with the asset purchase agreement.

Liquidity and Capital Resources

During the nine months ended June 30, 2006, we generated positive cash flow from operations of $456 million. We used $256 million during the nine months ended June 30, 2006 to continue our program to repurchase and retire our shares of common stock. We also used $136 million to acquire capitalized assets and develop software. Cash and cash equivalents increased by $72 million to $822 million over the nine months ended June 30, 2006.

Sources and Uses of Cash for the Nine Months Ended June 30, 2006

A condensed statement of cash flows for the nine months ended June 30, 2006 and 2005 follows:

	Nine months ended June 30,
Dollars in millions	2006	2005
Net cash provided by (used for):
Operating activities	$456	$186
Investing activities	(139)	(478)
Financing activities	(250)	(582)
Effect of exchange rate changes on cash and cash equivalents	5	(8)
Net increase (decrease) in cash and cash equivalents	72	(882)
Cash and cash equivalents at beginning of year	750	1,617
Cash and cash equivalents at end of period	$822	$735

Operating Activities

Our net cash provided by operating activities was $456 million for the nine months ended June 30, 2006, compared to $186 million for the nine months ended June 30, 2005. Cash provided by operating activities was primarily driven by profitable operations and improvements in working capital management. Specific items affecting our cash flows are discussed below:

Lower incentive payments—During the nine months ended June 30, 2006, discretionary employee awards were paid but were lower than the management incentives paid during the same period last fiscal year. Payments are based on the prior fiscal year’s performance.

Decrease in Net Income—We generated net income of $153 million for the nine months ended June 30, 2006 compared to $261 million in the same period in fiscal 2005. This decline of $108 million was due primarily to $42 million of restructuring charges and $29 million of asset impairment charges, offset by the inclusion of a full period’s results of Tenovis, continued cost reductions and the favorable resolution of non-income tax audits in several jurisdictions. Net income for the nine months ended June 30, 2005 included a $116 million benefit from the settlement of certain U.S. federal and state income tax matters.

Accounts Receivable, Net—The following summarizes our accounts receivable, net and related metrics:

	June 30,	September 30,
Dollars in millions	2006	2005	Change
Accounts receivable, gross	$869	$920	$(51)
Allowance for doubtful accounts	(51)	(58)	7
Accounts receivable, net	$818	$862	$(44)
Allowance for doubtful accounts as a percent of accounts receivable, gross	5.9%	6.3%	-0.4%
Days sales outstanding (DSO)	57 days	60 days	-3 days
Past due receivables as a percent of account receivable, gross	19.3%	21.7%	-2.4%

The decrease in accounts receivable and DSO was primarily a result of an improvement in our collections in North America.

Inventory—The following summarizes our inventory and inventory turnover:

	June 30,	September 30,
Dollars in millions	2006	2005	Change
Finished goods	$289	$274	$15
Raw materials	7	14	(7)
Total inventory	$296	$288	$8
Inventory turnover	9.6 times	9.4 times	+ 0.2 times

Inventory remained roughly unchanged compared to the end of our last fiscal year.

Accounts Payable—The following summarizes our accounts payable:

	June 30,	September 30,
Dollars in millions	2006	2005	Change
Accounts payable	$395	$402	$(7)
Days payable outstanding	50 days	53 days	-3 days

Accounts payable decreased during the nine months ended June 30, 2006 due to lower spending in connection with our cost savings initiatives.

Investing Activities

Net cash used for investing activities was $139 million in the nine months ended June 30, 2006, compared with $478 million in the same period in fiscal 2005. Activities in the current period include $83 million for capital expenditures and $53 million for capitalized software development costs.

Activities in the comparable period in fiscal 2005 included $383 million, net, used for acquisitions, primarily Tenovis and Spectel plc. We also used $97 million for capital expenditures and $44 million for capitalized software development costs, and received proceeds of $30 million from the sale of one of our corporate aircraft.

Financing Activities

Net cash used for financing activities was $250 million in the nine months ended June 30, 2006, compared with $582 million in the same period in fiscal 2005. Activities in the current period include $256 million to repurchase our common stock pursuant to our stock repurchase plan and $14 million to repay our senior notes, partially offset by $20 million of cash received in connection with the issuance of common stock under our employee stock purchase plan and the exercise of options under our stock option plans.

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

Future Cash Requirements and Sources of Liquidity

Future Cash Requirements

Our primary future cash requirements will be to fund working capital, share repurchases, capital expenditures, restructuring payments and benefit obligations.

Specifically, we expect our primary cash requirements for the remainder of fiscal 2006 to be as follows:

•       Share repurchase plan—In accordance with the share repurchase plan authorized by the Board of Directors in April 2005, we may use up to $500 million of cash to repurchase shares of our outstanding common stock through April 2007. For fiscal 2006, our credit facility described below limits our ability to make dividend payments or distributions or to repurchase, redeem or otherwise acquire shares of our common stock during fiscal 2006 to $461 million (which represents 50% of consolidated net income for the Company for fiscal 2005). Since the start of the plan through June 30, 2006, we paid $363 million to repurchase and retire our shares. From July 1, 2006 through August 9, 2006, we paid an additional $52 million to repurchase and retire our shares, leaving approximately $85 million available for further share repurchases according to the limitations of the plan. These repurchases are made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. See Note 9, “Earnings Per Share of Common Stock,” to our Consolidated Financial Statements for further information.

•       Capital expenditures—We expect to spend approximately $64 million for capital expenditures and capitalized software development costs during the fourth quarter of fiscal 2006.

•       Restructuring payments—We expect to make termination payments to former employees and lease termination obligations aggregating approximately $30 million during the fourth quarter of fiscal 2006.

•       Benefit Obligations—For the fourth quarter of fiscal 2006, we estimate we will make payments totaling $2 million for certain U.S. pension benefits that are not pre-funded, and contributions totaling $3 million for non-U.S. plans. Under current law, we will not be required to make a contribution to our U.S. pension plans in fiscal 2006 to satisfy minimum statutory funding requirements. However, we are currently evaluating whether to make a voluntary cash contribution to our pension plan during the fourth quarter of fiscal 2006. For the fourth quarter of fiscal 2006, we also estimate we will make payments totaling $12 million for retiree medical benefits that are not pre-funded.

In addition, we may use cash in the future to make strategic acquisitions.

Future Sources of Liquidity

We expect our primary source of cash during the remainder of fiscal 2006 to be positive net cash provided by operating activities. We expect that growth in our revenues and continued focus on accounts receivable, inventory management and cost containment will enable us to continue to generate positive net cash from operating activities.

We and a syndicate of lenders are currently party to a $400 million revolving credit facility (see Note 8 “Capital Lease Obligations and Long-Term Debt” to our Consolidated Financial Statements), which expires in May 2011. Our existing cash and cash equivalents and net cash provided by operating activities may be insufficient if we face unanticipated cash needs such as the funding of a future acquisition or other capital investment. Furthermore, if we acquire a business in the future that has existing debt, our debt service requirements may increase, thereby increasing our cash needs.

If we do not generate sufficient cash from operations, face unanticipated cash needs such as the need to fund significant strategic acquisitions or do not otherwise have sufficient cash and cash equivalents, we may need to incur additional debt or issue equity. In order to meet our cash needs we may, from time to time, borrow under our credit facility or issue long- or short-term debt or equity, if the market and the terms of our existing debt instruments permit us to do so.

Based on past performance and current expectations, we believe that our existing cash and cash equivalents of $822 million as of June 30, 2006 and our net cash provided by operating activities will be sufficient to meet our future cash requirements described above. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

Fair Value of Financial Instruments

The estimated aggregate fair value of the senior notes was $15 million as of September 30, 2005. The fair value was based upon quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements taking into consideration the underlying terms of the debt.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term maturity and variable rates of interest.

We conduct our business on a multi-national basis in a wide variety of foreign currencies. We are therefore subject to the risk associated with foreign currency exchange rates and interest rates that could affect our results of operations, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We use derivative financial instruments to reduce earnings and cash flow volatility associated with foreign exchange rate changes. Derivative financial instruments are used as risk management tools and not for speculative or trading purposes. As of June 30, 2006 and September 30, 2005, the estimated fair values of our foreign currency forward contracts were $3 million and $6 million, respectively, and were included in other current liabilities. The estimated fair values of these forward contracts were based on market quotes obtained through independent pricing sources.

Debt Ratings

Our ability to obtain external financing and the related cost of borrowing is affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. As of June 30, 2006, we had a long-term corporate family rating of Ba3 with a positive outlook from Moody’s and a corporate credit rating of BB with a stable outlook from Standard & Poor’s.

These ratings are not recommendations to buy, sell or hold securities. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies. Each credit rating should be evaluated independently of any other ratings.

Credit Facility

Our credit facility contains affirmative and restrictive covenants that we must comply with, including: (a) periodic financial reporting requirements, (b) maintaining a maximum ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization, adjusted for certain business restructuring charges and related expenses and non-cash charges, referred to as adjusted EBITDA, of 2.00 to 1.00, (c) maintaining a minimum ratio of adjusted EBITDA to interest expense of 4.00 to 1.00, (d) limitations on the incurrence of subsidiary indebtedness, (e) limitations on liens, (f) limitations on investments and (g) limitations on the creation or existence of agreements that prohibit liens on our properties. The credit facility also limits our ability to make dividend payments or distributions or to repurchase, redeem or otherwise acquire shares of our common stock to an amount not to exceed 50% of consolidated net income for the fiscal year immediately preceding the fiscal year in which such dividend, purchase, redemption, retirement or acquisition is paid or made. For fiscal 2006, the credit facility allows us to repurchase, redeem or otherwise acquire shares of our common stock up to an amount not to exceed $461 million. As of June 30, 2006, we were in compliance with all of the covenants included in the credit facility.

The credit facility provides that we may use up to $1 billion in cash (excluding transaction fees) and assumed debt for acquisitions completed after February 23, 2005, provided that we are in compliance with the terms of the agreement. The acquisition amount will be permanently increased to $1.5 billion after our consolidated adjusted EBITDA for any period of twelve consecutive months equals or exceeds $750 million.

There are currently $43 million of letters of credit issued under the credit facility. There are no other outstanding borrowings under the facility and the remaining availability is $357 million as of June 30, 2006. We believe the credit facility provides us with an important source of backup liquidity.

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

During the nine months ended June 30, 2006, management believes there have been no significant changes to the items that we disclosed as our critical accounting polices and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, with the exception of updates to our revenue recognition policies as described below.

Revenue Recognition

We derive revenue primarily from the sale and service of communication systems and applications. In accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, collectibility is reasonably assured, contractual obligations have been satisfied, and title and risk of loss have been transferred to the customer. When we provide a combination of products and services to customers, the arrangement is evaluated under Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21, which addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The application of the appropriate accounting guidance to our revenue requires judgment and is dependent upon the specific transaction and whether the sale includes systems, applications, services or a combination of these items. As our business evolves, the mix of products and services sold may impact the timing of when revenue and related costs are recognized.

Our products are sold directly through our worldwide sales force and indirectly through our global network of distributors, dealers, value-added resellers and system integrators. The purchase price of our systems and applications typically includes installation and a warranty for up to one year. Revenue from the direct sales of products that include installation services is recognized at the time the products are installed, after satisfaction of all the terms and conditions of the underlying customer contract.

Our indirect sales to distribution partners are generally recognized at the time of shipment if all contractual obligations have been satisfied. We accrue a provision for estimated sales returns and other allowances and deferrals as a reduction of revenue at the time of revenue recognition, as required. We accrue a provision for estimated sales returns and other allowances and deferrals relating to inventory levels held by distributors, promotional marketing programs, etc. as a reduction of revenue at the time of revenue recognition, as required by EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer” and SAB 104.

Revenue and the related costs from services performed under managed services arrangements, professional services and services performed under maintenance contracts are deferred and recognized ratably over the term of the underlying customer contract or at the end of the contract, when obligations have been satisfied. For services performed on a time and materials basis, revenue is recognized upon performance.

We also sell proprietary voice application software products. We recognize revenue related to these sales in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition.” In multiple element software arrangements, we allocate revenue to each element based on its relative fair value. The fair value of any undelivered elements is determined using vendor-specific objective evidence (“VSOE”) or, in the absence of VSOE for all elements, the residual method when VSOE exists for all of the undelivered elements. In the absence of fair value for a delivered element, we first allocate revenue based on VSOE of the undelivered elements and the residual revenue to the delivered elements. Where VSOE of the undelivered element cannot be determined, we defer revenue for the delivered elements until the undelivered elements are delivered.

Most of our sales require judgments principally in the areas of customer acceptance, returns assessments and collectibility. The assessment of collectibility is particularly critical in determining whether or not revenue should be recognized. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. In addition, a significant amount of our revenue is generated from sales of product to distributors. As such, our provision for estimated sales returns and other allowances and deferrals requires significant judgment. We provide for estimated sales returns and other allowances and deferrals as a reduction of revenue at the time of revenue recognition, as required. If these estimates, which are based on historical experience, are significantly below the actual amounts, our revenue could be adversely affected.

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

•       customer demand for our products and services, including risks specifically associated with the services business and, in particular, the maintenance and rental and managed services lines of business, primarily due to renegotiations of customer contracts and changes in scope, pricing erosion and cancellations;

•       supply issues related to our outsourced manufacturing operations;

•       risks related to inventory, including warranty costs, obsolescence charges, excess capacity, material and labor costs, and our distributors’ decisions regarding their own inventory levels;

•       general industry and market conditions and growth rates and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations;

•       the economic, political and other risks associated with international sales and operations, including increased exposure to currency fluctuations and to European economies as a result of a large percentage of our business being conducted in Europe;

•       the ability to successfully integrate acquired companies, which may require significant management time and attention;

•       the ability to attract and retain qualified employees;

•       control of costs and expenses, including difficulties in completing restructuring actions in a timely and efficient manner due to labor laws and required approvals;

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

We are focused on the development and sales of IP telephony solutions and other advanced communications products and applications and related services. In order to execute this strategy successfully, we must continue to:

•       train our sales staff and distribution partners to sell new types of products, applications and services and improve our marketing and promotion of such products, applications and services; and do so cost effectively;

•       research and continue development of innovative IP telephony solutions and other products and applications that use modes of communications other than voice, which has historically been our core area of expertise;

•       increase the performance and reliability of new products and ensure that the performance and reliability of these products meet and exceed our customers’ expectations;

•       acquire key technologies through licensing, development contracts, strategic alliances and acquisitions;

•       train our services employees and channel partners to service new products and applications, and take other measures to ensure we can deliver consistent levels of service globally to our multinational customers;

•       enhance our services organization’s ability to service more complex, multi-vendor IP networks, versus a traditional closed, proprietary TDM network, and in general ensure that there is a sufficient level of service technicians with IP skills;

•       make sales to our existing customers that incorporate our advanced communications products, applications and services with and without retaining their existing network infrastructure;

•       expand our current customer base by selling our advanced communications products, applications and services to enterprises that have not previously purchased our products and applications;

•       develop relationships with new types of channel partners who are capable of both selling more advanced products and extending the Company’s reach into new and existing markets; and

•       expand our geographic scope.

If we do not successfully execute this strategy, our operating results may be adversely affected. Moreover, even if we successfully address these challenges, our operating results may still be adversely affected if the market opportunity for advanced communications products, applications and services, including IP telephony solutions, does not develop in the ways that we anticipate. The ratio of revenue attributable to IP telephony solutions versus traditional voice communication systems is expected to increase as more and more companies convert to IP telephony solutions. IP telephony lines constitute a small percentage of global installed enterprise telephony lines and if IP telephony does not gain widespread acceptance in the marketplace as an alternative replacement option for enterprise telephony systems our overall revenue and operating results may be adversely affected. As the industry begins to go through the mainstream adoption phase, we cannot predict whether:

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

We are executing a strategy to capitalize on products, advanced communications and devices that provide higher growth opportunities, including IP telephony solutions. Many of the products and applications, including IP telephony solutions, have not yet been widely adopted by enterprises.  We have been experiencing declines in revenue from our traditional enterprise voice communications business. We expect, based on various industry reports, that the demand for these traditional systems will continue to decline over time.

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

Several of these existing competitors have, and many of our future competitors may have, greater financial, personnel, research and other resources, more well-established brands or reputations and broader customer bases than we and, as a result, these competitors may be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements. Some of these competitors may have customer bases that are more geographically balanced than ours and, therefore, may be less affected by an economic downturn in a particular region. Competitors with greater resources also may be able to offer lower prices, additional products or services or other incentives that we cannot match or do not offer. Industry consolidations such as the merger between Alcatel and Lucent Technologies, Inc. may also create competitors with broader and more geographic coverage, with the ability to reach enterprises through service provider customers.

In addition, existing customers of data networking companies that compete against us may be more inclined to purchase enterprise communications solutions from their current data networking vendor than from us. Also, as communications and data networks converge, we may face competition from systems integrators that were traditionally focused on data network integration. We cannot predict with precision which competitors may enter our markets in the future, what form such competition may take or whether we will be able to respond effectively to the entry of new competitors into our markets or the rapid evolution in technology and product development that has characterized our markets. In addition, in order to effectively compete with any new market entrant, we may need to make additional investments in our business or use more capital resources than our business currently requires or reduce prices, which may adversely affect our profitability.

Although our revenue has continued to increase since 2003, we have recently experienced difficulties in significantly growing our revenue other than through acquisitions.

Although our revenue increased from $3,796 million in fiscal 2003 to $4,069 million in fiscal 2004 and to $4,902 million in fiscal 2005, we have recently experienced difficulty in significantly growing our revenue.  In addition, our operating results for fiscal 2005 include the operating results of Tenovis from November 18, 2004, as well as other acquisitions.  Revenues for the nine months ended June 30, 2006 and 2005 were $3,784 million and $3,606 million, respectively.

One factor that significantly affects our operating results is the impact of economic conditions on the willingness of enterprises to make capital investments, particularly in enterprise communications technology and related services. Although general economic conditions have improved in recent years, we believe that enterprises continue to be concerned about their ability to increase revenues and thereby increase their profitability. Accordingly, they have tried to maintain or improve profitability through cost control and constrained capital spending. Because it is not certain whether enterprises will increase spending on enterprise communications technology significantly in the near term, we could experience continued pressure on our ability to increase our revenue. Our ability to grow revenue is also affected by other factors, such as competitive pricing pressures and price erosion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties Affecting Our Revenue—Competitive environment’’ and “—Pressures on services business.”

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

We may not be able to successfully integrate acquired businesses into ours, and therefore we may not be able to realize the intended benefits from an acquisition. If we fail to successfully integrate these acquisitions or if they fail to perform as we anticipated, our existing businesses and our revenue and operating results could be adversely affected. If the due diligence and audit of the operations of these acquired businesses performed by us and by third parties on our behalf were inadequate or flawed, we could later discover unforeseen financial or business liabilities, or the acquired businesses may not perform as expected. Additionally, acquisitions could result in difficulties assimilating acquired operations and products, and the diversion of capital and management’s attention away from other business issues and opportunities. To the extent that the Company expands internationally through acquisitions and fails to identify and respond to cross-cultural employee issues appropriately, it may fail to retain employees acquired through those acquisitions, which may negatively impact its integration efforts.  Acquisitions could also have a negative impact on our results of operations if it is subsequently determined that goodwill or other acquired intangible assets are impaired, thus resulting in an impairment charge in a future period.  Finally, acquisitions often necessitate restructurings in order to control costs and expenses and optimize the the operational performance of the combined entity.  These restructurings are more difficult due to labor laws and required approvals when the acquired business is a company operating in multiple jurisdictions, which may hinder completion of restructuring actions in a timely and efficient manner and delay anticipated cost savings.

We depend on contract manufacturers to produce the majority of our products and if these manufacturers are unable to fill our orders on a timely and reliable basis, we will likely be unable to deliver our products to meet customer orders or satisfy their requirements.

We have outsourced substantially all of our manufacturing operations. Our ability to realize the intended benefits of our manufacturing outsourcing initiative depends on the willingness and ability of our contract manufacturers to produce our products. We may experience significant disruption to our operations by outsourcing too much of our manufacturing. If a contract manufacturer terminates its relationship with us or is unable to fill our orders on a timely basis, we may be unable to deliver the affected products to meet our customers’ orders, which could delay or decrease our revenue or otherwise have an adverse effect on our operations.  As discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outsourcing of Certain Manufacturing Operations,” we have recently experienced these types of disruptions and delays and they have impacted our ability to meet timelines for our customer requirements.  In addition, we periodically review our product manufacturing operations and consider appropriate changes as necessary.  Although we endeavor to appropriately manage any disruption in transitioning from one contract manufacturer to another contract manufacturer, we may experience significant disruption to our operations during any contract manufacturer transition, and did experience such a disruption recently while making this type of transition.

We rely on outside sources for the supply of the components of our products and for the finished products that we purchase from third parties.  Delays or shortages associated with these components could cause significant disruption to our operations.

For more information concerning the risks associated with our contract manufacturers operating internationally, please see “Forward Looking Statements–Risks Related To Our Operations–As our international business has grown significantly in the last fiscal year, changes in economic or political conditions in a specific country or region could negatively affect our revenue, costs, expenses and financial condition.”

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

We conduct significant sales and customer support operations in countries outside of the United States and also depend on non-U.S. operations of our contract manufacturers and our distribution partners. For the nine months ended June 30, 2006 and 2005, we derived 42% and 41% of our revenue, respectively, from sales outside the United States.  Our future international operating results, including our ability to import our products to, export our products from, or sell our products in various countries, could be materially adversely affected by a variety of uncontrollable and changing factors.  These factors include political conditions, economic conditions, legal and regulatory constraints, currency regulations, health or similar issues, natural disasters and other matters in any of the countries or regions in which we currently operate or intend to operate in the future.  Currently, we have concerns about weakness and uncertainty in European economies, including high unemployment levels and low economic growth forecasts, particularly in Germany where we have a high concentration of our business resulting from the Tenovis acquisition.

Other factors which may impact our international operations include foreign trade, environmental, monetary and fiscal policies, laws, regulations and other activities of foreign governments, agencies and similar organizations, and risks associated with having facilities located in countries which have historically been less stable than the United States.  For example, the EU has enacted the RoHS and WEEE directives, which are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties Affecting Our Results—Manufacturing Operations.”

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.

See Avaya’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 filed with the SEC on December 13, 2005. As of June 30, 2006, there has been no material change in this information.

Item 4.                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.   As described in the Company’s Quarterly Report on Form 10-Q for the second fiscal quarter of 2006, management identified a “material weakness” in the Company’s internal control over financial reporting as of March 31, 2006. A “material weakness” is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our interim or annual financial statements will not be prevented or detected. The controls over communication between the Human Resources and Finance organizations within the Company’s European operations were not effective to ensure that information related to business restructuring activities within the EMEA region were appropriately communicated and the related liability recorded in the proper amount and period in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). This control deficiency could have resulted in a misstatement of employee severance costs, related liabilities and financial statement disclosures. This matter did not, in fact, have any impact on the Company’s financial statements as these issues were identified and properly accounted for within the Company’s unaudited interim consolidated financial statements for the second quarter of fiscal 2006.

The Company undertook a remediation plan in response to the identification of this material weakness that resulted in certain changes in the Company’s internal control over financial reporting as described below. The remediation plans described below were put into effect late in the Company’s third fiscal quarter of 2006. Management believes that the remediation actions taken have addressed the issue, but also believes that it is prudent to review the operation and results of testing of the controls during the fourth fiscal quarter to ensure their sustainability. Therefore, the Company has concluded that the material weakness identified in its Quarterly Report on Form 10-Q for the second quarter of fiscal 2006 still existed as of June 30, 2006.

As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation and in light of the material weakness described above, our principal executive officer and principal financial officer have concluded (1) that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.   In response to the identified material weakness noted above, our management, with oversight from the Company’s Audit Committee, has dedicated resources to support the Company’s efforts to improve its internal control over financial reporting in this area. Our remediation efforts have included (i) implementing new policies and procedures, and related controls in the affected area, (ii) additional training to the Human Resources and Finance organizations in Germany on accounting for employee separation obligations under U.S. GAAP, (iii) cross-functional management of restructuring activities and related reserves with enhanced Finance oversight,

(iv) improvement of the Company’s existing internal representation letter process to provide additional assurances as to the adequacy of severance/restructuring reserves and associated internal controls over such reserves and (v) the appointment of a person with significant U.S. GAAP experience in Germany. We believe that these remediation efforts have improved our internal control over financial reporting, as well as our disclosure controls and procedures.

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2006, other than the remediation actions described above and actions related thereto, that have materially affected, or are reasonably likely to materially affect our ability to record, process, summarize and report financial information.

PART II. OTHER INFORMATION

Item 1.                        Legal Proceedings.

See Note 14, “Commitments and Contingencies” to the Consolidated Financial Statements.

Item 1A.                Risk Factors.

See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

				Approximate
			Total number	dollar value of
	Total number	Average	of shares	shares that may
	of shares	price paid	purchased as	yet be purchased as
Period	purchased	per share	part of program	part of program
April 1—30	—	—	28,941,800	$199,968,395
May 1—31	5,117,400	$12.32	34,059,200	$136,908,350
June 1—30	—	—	34,059,200	$136,908,350
Third quarter of fiscal 2006	5,117,400

From July 1, 2006 through August 9, 2006, we repurchased and retired 5,630,000 shares at an average purchase price of $9.25 per share, for an additional $52 million, leaving approximately $85 million available under the limitations of the plan.

Item 5.                        Other Information.

On July 24, 2006, the Company announced that its Chairman, Chief Executive Officer and President, Donald K. Peterson, stepped down as Chief Executive Officer and President effective immediately. Mr. Peterson will remain Chairman of the Board of Directors until September 30, 2006. Louis J. D’Ambrosio, who had been the Company’s Senior Vice President and President, Global Sales and Marketing since November 2005, has been elected by the Company’s Board of Directors to become President and Chief Executive Officer.

Mr. D’Ambrosio was the Company’s Group Vice President, Global Sales, Channels & Marketing from January 2004 until November 2005, and was the Group Vice President, Avaya Global Services from the time he joined the Company in December 2002 until December 2003. Prior to December 2002, he served in a number of executive positions with International Business Machines Corporation, including most recently as Vice President of Worldwide Sales and Marketing—Software Business. Mr. D’Ambrosio joined IBM in 1987.

The Company also announced on July 24, 2006 the appointment of Michael C. Thurk, its Senior Vice President and President, Global Communications Solutions since November 2005, to the newly-created position of Chief Operating Officer. Mr. Thurk was the Company’s Group Vice President, Global Communications Solutions from October 2004 until November 2005, the Group Vice President, Enterprise Communications Group from August 2002 until September 2004 and the Group Vice President, Systems, from January 2002 until July 2002. Prior to joining Avaya, Mr. Thurk held various positions at Ericsson from June 1998 until December 2001, including President, Ericsson Datacom Inc. and Vice President, Division Data Backbone and Optical Networks.

Item 6.                        Exhibits.

3.1          Restated Certificate of Incorporation of Avaya Inc.(1)

3.2          Amended and Restated By-laws of Avaya Inc., as amended on July 18, 2002.(2)

10.1   Summary of the Avaya Inc. Non-Employee Director Compensation Program (as of May 2006).(3)

10.2   Amendment No. 2, dated May 26, 2006, to the Credit Agreement, dated as of February 23, 2005, among Avaya Inc. and Avaya International Sales Limited, as borrowers, a syndicate of lenders, and Citicorp USA, Inc., as agent for the lenders.(4)

31.1   Certification of Louis J. D’Ambrosio pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2   Certification of Garry K. McGuire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1   Certification of Louis J. D’Ambrosio pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2   Certification of Garry K. McGuire pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*                    Filed herewith.

(1)          Incorporated by reference from Avaya’s Registration Statement on Form 10 (Reg. No. 1-15951).

(2)          Incorporated by reference from Avaya’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(3)          Incorporated by reference from Avaya’s Current Report on Form 8-K dated May 11, 2006.

(4)          Incorporated by reference from Avaya’s Current Report on Form 8-K dated May 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAYA INC.
	By:	/s/ AMARNATH K. PAI
Amarnath K. Pai
Vice-President Finance Operations and Corporate Controller (Principal Accounting Officer)
August 9, 2006