Form 10-K
period 2006-09-30
AVAYA INC
filed 2006-12-08
CIK 1116521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended September 30, 2006

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates as of March 31, 2006 (the last business day of the Registrant’s most recently completed second quarter) was approximately $5.19 billion. This amount is based on the closing price of the Registrant’s Common Stock on the New York Stock Exchange on March 31, 2006. Shares of Common Stock held by each officer and director on that date and/or the date of this filing have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At November 30, 2006, the Registrant had 454,106,457 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2006 Annual Report to Shareholders for the Fiscal Year Ended September 30, 2006	Parts I and II
Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders	Part III

This Annual Report on Form 10-K contains registered and unregistered trademarks and service marks of Avaya and its subsidiaries and other companies, as indicated. Unless otherwise provided in this Annual Report on Form 10-K, marks identified by “®,” “™” and “SM” are registered marks, trademarks and service marks, respectively, of Avaya Inc. or its subsidiaries. All other trademarks and service marks are the properties of their respective owners. Outlook® is a registered trademark of Microsoft Corporation. Lotus Notes® is a registered trademark of International Business Machines Corporation.

ii

Note About Forward-Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-K and in our 2006 Annual Report to Shareholders contains some forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

Any or all of our forward-looking statements in this report, in the 2006 Annual Report to Shareholders and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (see Item 1A). Consequently, no forward-looking statement can be guaranteed and you are cautioned not to place undue reliance on these forward-looking statements. Actual future results may vary materially. Except as may be required under the federal securities laws, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the SEC.

PART I

Item 1.        Business.

Overview

We provide communication systems, applications and services for enterprises, including businesses, government agencies and other organizations. Our product offerings include Internet Protocol (“IP”) telephony systems and traditional voice communications systems, multi-media contact center infrastructure and applications in support of customer relationship management, unified communications applications and appliances, such as IP telephone sets. The Company supports its broad customer base with comprehensive global service offerings that enable our customers to plan, design, implement, monitor and manage their communications networks.

Operating Segments

We offer a broad array of communications solutions, comprised of hardware, software and services, that enable enterprises to communicate with their customers, suppliers, partners and employees through voice, web, electronic mail, facsimile, web chat sessions and other forms of communication, across a broad spectrum of devices. These devices include telephones, computers, cell phones and personal digital assistants.

Our software and hardware portfolio includes products:

•  we have developed internally,

•  we have obtained through acquisitions,

•  manufactured by third parties that we resell or license as components of our offerings, and

•  we have developed through our strategic alliances with other technology leaders.

Our products range from communications solutions designed for multinational enterprises with multiple locations worldwide, thousands of employees and advanced communications requirements to communications solutions designed for businesses with fewer than ten employees.

The Company reports its operations in two segments—Global Communications Solutions (“GCS”) and Avaya Global Services (“AGS”)—which are discussed in more detail below. Because many of our customers who purchase equipment and license applications directly from our GCS segment purchase contracts to implement, integrate and service the equipment and applications from our AGS segment, the performance of our AGS segment is related to the performance of our GCS segment.

Historically, sales of our traditional enterprise voice communication solutions represented a significant portion of our revenue. Revenue generated by these systems has been declining, however, and as described more fully below under “Global Communications Solutions Segment,” we are focused on the sale of IP telephony solutions to existing customers and the migration of our new and existing customers’ networks from traditional voice communications systems to IP telephony solutions. If we are successful in implementing our strategy, we believe that sales of IP telephony solutions will increase, as adoption of IP telephony by enterprises becomes more widespread. Although the maintenance revenue for traditional telephony systems has declined, this decline is being partially offset by new revenue generated by services offers targeted at the IP telephony environment.

For the fiscal years ended September 30, 2006, 2005 and 2004, the percentage of total revenue contributed by each class of similar products, applications or services is as follows:

	Percentage of Consolidated Revenue
	2006	2005	2004
Large communications systems	34%	32%	30%
Small communications systems	7%	7%	6%
Converged voice applications	12%	12%	13%
Other	1%	1%	1%
Total Global Communications Solutions	54%	52%	50%
Maintenance	29%	30%	35%
Implementation and integration services	10%	10%	9%
Managed services	7%	7%	6%
Other	0%	1%	0%
Total Avaya Global Services	46%	48%	50%
Total	100%	100%	100%

Please see Note 15, “Operating Segments,” to our Consolidated Financial Statements which are included in our 2006 Annual Report to Shareholders, for more financial information regarding our operating segments.

Our GCS and AGS segments, which are discussed in more detail below, were reorganized at the beginning of fiscal 2007. The descriptions set forth below describe these two segments as they are currently organized. The organization of these two segments during fiscal 2006 was substantially the same as was described in Avaya’s Form 10-K for fiscal 2005, filed with the Securities and Exchange Commission on December 13, 2005.

Global Communications Solutions Segment

Our GCS segment is focused on the sale of communications systems, equipment and applications to our enterprise customers. Our primary offerings for this segment include IP telephony solutions and traditional voice communications solutions, multi-media contact center infrastructure and applications in support of customer relationship management, unified communications applications and devices, such as IP telephone sets. A unique feature of our strategy is our ability to help customers migrate from traditional voice communications systems to a converged network that provides for the integration, based on IP technology, of voice, data, video and other application traffic on a single unified network containing both wired and wireless elements. IP is a type of protocol, or set of standardized procedures, for the formatting and timing of transmission of communications traffic between two devices.

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

•  enhanced business performance through the integration of IP telephony with other communications applications, such as voice messaging, e-mail, unified communications and contact centers, and third-party business applications, such as those that facilitate supply chain management and work flow processes; and

•  helping customers to improve their ability to serve their customers.

Acquisitions and strategic alliances have also played a significant part in the growth and development of our GCS segment. For example, in fiscal 2005 we acquired Tenovis, a European leader in the provision of enterprise communications systems and services. This acquisition significantly increased our size and scale in Europe and positions us to capitalize on the acceleration in adoption of IP telephony in Europe. In fiscal 2005 we also acquired Spectel plc, a leader in audio conferencing solutions. This acquisition enabled us to continue to expand our capabilities in audio conferencing, which we believe is a core business communications technology.

We have formed strategic alliances with a variety of companies in areas where we believe that we can gain a competitive advantage by collaborating. For a description of our strategic alliances, see the discussion below in “—Acquisitions and Strategic Alliances.”

Converged Communications Division.   We are a worldwide leader in enterprise telephony, which we define as the market for traditional voice telephony and IP telephony.

Our suite of IP telephony offerings includes:

•  Communication Manager, our voice application software that manages call processing, facilitates secure customer interactions across a variety of media and supports a range of Avaya and third-party applications;

•  media servers, which put voice applications such as call processing on the customer’s local area network;

•  media gateways, which support traffic routing between traditional voice and IP telephony systems, providing enterprises with the flexibility to implement a new IP telephony solution or to “IP-enable” their existing voice communications system, thereby helping to preserve existing communications technology investments;

•  a suite of management tools that supports complex voice and data network infrastructures; and

•  our Session Initiation Protocol (“SIP”) Enablement Services solution, enabling standards-based, real time multi-modal communication with features such as user presence and instant messaging within the secure enterprise network, including the ability to support voice communication with existing Avaya analog, digital and IP devices.

We also offer traditional voice communications systems, although the market for these systems is declining and we are focused on the migration of customers’ traditional voice communications systems to IP telephony solutions.

Customer Service Applications Division.   This division is focused on infrastructure and applications for multimedia contact centers that facilitate and enhance interactions in an enterprise with customers, partners, suppliers and employees. Our contact center product offerings are software and hardware systems and software applications for customer contact centers, assisted or self-service, which are the foundation of many customer sales and service offerings. Avaya’s offerings support routing and managing customer interactions via telephone, the web and e-mail, as well as outbound calling and voice self-service. Our strategy is to enable enterprises to interact with customers in an efficient and effective way beyond the boundaries of the traditional contact center, such as in branch offices, in homes and in other departments.

Avaya Customer Interaction Suite offers a suite of intelligent call routing alternatives that can accommodate single call centers or multiple call centers through “virtual” routing over a converged network. Calls can be routed to customer care agents or self-service applications based on a variety of criteria or business rules, including call volume, workload, agent language, subject matter expertise or across time zones or countries and, in each case, routing is transparent to the end customer. Our suite also includes data for reporting and analytics that provide insight on resource utilization and the efficiency and effectiveness of a center.

Unified Communications Division.   We define Unified Communications as a highly productive unified user experience providing a seamless interface across all communications types, applications, and devices. The Avaya family of Unified Communications offerings supports virtual teams and increases personal productivity using business rules and presence-based technology to connect the right people at the right time in the most efficient way, enabling customers to access all enterprise communications capabilities from PCs, mobile phones and via speech access. The Unified Communications portfolio includes Modular Messaging, Multimedia Conferencing, Video, Avaya Communications Portal, Soft Clients technology, and the Application Enablement Server platform.

Our Unified Communications offerings, such as IP Softphone with instant messaging, video, voice mail, and “click to call” capabilities, are ideal for the telecommuter and mobile worker. These offerings, coupled with voice and web conferencing, create a set of productivity tools for an effective office without boundaries. Avaya Modular Messaging and Message Networking solutions give users a single mailbox for voice, email and fax visually presented through their favorite email client, either Microsoft Outlook or IBM Lotus Notes. Speech access to email, voice mail, calendar and dialing from directory plus “find me” features provide users with the tools required to conduct business anyplace, anytime, anywhere.

Appliances, Mobile and Small Systems Division.   The Appliances portfolio consists of a comprehensive line of IP and traditional TDM telephones, in-building wireless devices and phone accessories. Our mobile device software applications, like Avaya’s Extension to Cellular solution which transparently bridges calls to any cell phone regardless of location or wireless service provider, are targeted at extending the reach of enterprise communications irrespective of device or location. The latest member of the Avaya desk phone family is the Avaya one-X™ Deskphone Edition launched in June 2006. This product family provides a simple and easy to use cell-phone-like user interface, modular design to provide investment protection, international styling and high fidelity audio.

Small Systems is focused on communications products and applications for small and medium-sized businesses. Our primary offerings include IP telephony solutions and traditional voice systems, as well as a host of applications, including messaging, contact center, mobility, and conferencing, among others. Our products and applications provide enhanced communications capabilities to customers with fewer than 100 employees and in a wide range of industries and market segments.

In September 2005, we acquired Nimcat Networks, a provider of peer-to-peer communications software designed to run in IP telephones rather than on a central server. Avaya’s one-X™ Quick Edition is built on the technology acquired with Nimcat and was launched in March 2006. This product was designed with the unique needs of the end user in mind, targeting customers with small locations who are seeking basic telephony functionality, combined with low total cost of ownership. In addition to this technology and the ability to tap into a previously under-served segment, the Nimcat acquisition brought to Avaya a research and development center located in Ottawa, Canada.

Avaya Global Services Segment

Our AGS segment is focused on supporting our customer base with comprehensive end to end global service offerings that enable our customers to plan, design, implement, integrate, monitor and manage their converged communications networks worldwide.

Our broad portfolio addresses the following business needs of our customers:

Business communications strategy development and planning.   We help our customers define communications strategies that support their business operations utilizing technologies that are best suited to their businesses, including creating infrastructure and integration roadmaps, designing architectural frameworks and developing transformation and migration plans. The strategies are developed through a collaborative effort with the objective of maximizing technology investments through network optimization and leveraging communications for strategic, competitive advantage.

Applications design and integration.   Through operation, implementation and integration specialists worldwide, we help customers leverage and optimize their multi-technology, multi-vendor environments through the use of contact centers, Unified Communications networks, and IP telephony with the goal of enhancing their communication with customers, partners, suppliers, and employees and improving operational efficiency.

Migrating to IP.   Through our team of IP migration specialists supported by our industry-leading Avaya ExpertNetSM VoIP Assessment Tool, we are able to provide a single point of accountability and a full range of service offerings to help our customers develop migration plans to IP telephony, assess network readiness, and address issues of network optimization and security.

Securing communications networks and ensuring continuity.   Our specialists, working with government, defense, intelligence, and disaster recovery agencies use documented methodologies to help customers reduce risk of unauthorized network intrusion and denial of service attacks, protect customer information, and maintain continuous communications by identifying vulnerable points in their communications networks and developing disaster recovery plans. Our telephony systems have been certified by the Joint Interoperability Test Command on behalf of the Defense Information Systems Agency. In addition, Avaya telephony products are used throughout the U.S. government, including agencies which require the highest degree of reliability and security.

Day-to-day communications support and network monitoring.   Our services team, supported by extensive tools and technologies such as Avaya Expert SystemsSM  Diagnostic Tools, monitors and optimizes customers’ network performance ensuring availability and keeps communication networks current with the latest releases. In the event of an outage, our services team helps customers to restore their networks.

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

AGS has complemented our customers’ business communications capabilities through our Global Managed Services Offerings, including IP Converged Solutions (fully managing and migrating complex business communications infrastructures to client specifications), Managed Applications (consulting, designing, and managing our customers’ contact center & conferencing applications), IP Support Services (remotely managing IP telephony) and Avaya On-Demand (delivering hosted Avaya applications over the network).

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

Globalization.   Our AGS service centers are staffed to supply expertise to our customers on a full range of products 24 hours a day throughout the world. A global knowledge sharing system provides our service representatives with the skills and information they need to solve problems quickly and effectively. AGS supplies our business partners with a range of options to supplement their own capabilities so that each customer is ensured quality support leveraging all of Avaya’s capabilities.

We continue to focus on upgrading our services skills to deliver best-in-class services. This requires us to continue to enhance our services organization’s ability to service more complex, multi-vendor IP networks, versus traditional closed, proprietary TDM networks, and in general ensure that there is a sufficient level of service technicians with IP skills and skills in other emerging technologies. It also means training our services employees or hiring new services employees to service new products and applications and taking other measures to ensure we can deliver consistent levels of service, in particular to our multinational customers on a global basis.

Acquisitions and Strategic Alliances

Acquisitions

As previously noted, we have acquired a number of companies and we are likely to acquire more in the future. We cannot assure you that our previous or future acquisitions will be successful or that they will not materially adversely affect our financial condition or operating results. The risks associated with acquisitions are significant and are more fully described in Item 1A. “Risk Factors—Risks Related To Our Operations—If we are unable to integrate acquired businesses into ours effectively, our operating results may be adversely affected. Even if we are successful, the integration of these businesses has required, and will likely continue to require, significant resources and management attention.”

Strategic Alliances

We have formed strategic alliances with a variety of companies in areas where we believe that we can gain a competitive advantage by collaborating. Our strategic alliances can take different forms, including those intended, among other things, to extend our marketing reach, develop new products or enhance existing ones and exchange technology. Some of our current strategic alliances are with the following companies:

•  Extreme Networks, Inc., to jointly develop and market converged communications solutions;

•  International Business Machines Inc., to co-market IP-based solutions and for integration with its core middleware;

•  Juniper Networks, Inc., to jointly market and develop integrated voice, data and security functionality on common platforms to create converged solutions;

•  Microsoft Corporation, to develop open standards, SIP-based interoperability between Avaya MultiVantage® Communications Applications and Microsoft Office Communicator;

•  Meru Networks, Inc., to market converged communications solutions;

•  Samsung Electronics Co., Ltd., to co-develop and market products for IP-based solutions that serve the voice, video and data convergence market; and

•  SAP America, Inc., to market intelligent communications-enabled business applications that bring together people and business processes to achieve higher levels of customer service and business agility.

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

We have thousands of customers, and no single customer represented more than 10% of our revenue for fiscal 2006, 2005 or 2004.

For more information concerning customer information about geographic areas, please see Note 15, “Operating Segments,” to our Consolidated Financial Statements which are included in our 2006 Annual Report to Shareholders.

Sales and Distribution

Our global go-to-market strategy is designed to focus and strengthen our reach and impact in large multinational enterprises, mid-market and more regional enterprises, as well as small businesses. The Company’s global strategy is to serve our customers the way they prefer to work with us, either through our direct sales force or our indirect sales channel, which includes our global network of distributors, dealers, value-added resellers, telecommunications service providers and system integrators. Our direct and partner-led sales organizations are equipped with a broad product and software portfolio, complemented with services offerings including professional, implementation, maintenance and managed services.

The Avaya sales organization is globally deployed with direct and indirect presence in over 50 countries. We continue to focus on efficient deployment of Avaya sales resources, direct and indirect, for maximum market penetration and global growth.

As previously disclosed, we changed our go-to-market strategy at the beginning of fiscal 2005 by expanding direct sales coverage of key accounts, by enlarging the number of large multinational enterprises accounts, by identifying a second tier of enterprise accounts served by a combination of our direct sales team and our channel partners, and by servicing small and medium-sized business customers primarily through our channel partners. These changes were implemented primarily in the United States.

We launched a training initiative in the fourth quarter of fiscal 2006 to support the evolution of our sales strategy towards a solutions-based sales process targeted at helping businesses reduce costs, lower risk and grow their revenues. The program includes sales process, skills and solutions curricula for all roles within the sales organizations.

For information regarding risks related to our channels, please see Item 1A. “Risk Factors—Risks Related To Our Operations—We rely on outsourced product manufacturers, distributors and warehousing agents for our products and various issues with respect to the delivery of our products could arise which could adversely impact both our revenue and our costs” and “Risk Factors—Risks Related To Our Revenue and Business Strategy—A key component of our strategy is our focus on the development and sale of advanced communications products and applications and related services, including IP telephony solutions, and this strategy may not be successful.”

For information regarding risks relating to our international operations, please see Item 1A. “Risk Factors—Risks Related To Our Operations—As our international business has grown significantly in the last two fiscal years, changes in economic or political conditions in a specific country or region could negatively affect our revenue, costs, expenses and financial condition.”

Research and Development

We plan on using our substantial investments in research and development to develop new systems and software related to converged communication systems, communications applications, multi-media contact center innovations, messaging applications, speech enabled applications, business infrastructure and architectures, converged mobility systems, hosted offerings, web services, communications-enabling business processes and applications, data networks and services for Avaya’s customers. We also are developing self-service web interfaces and tools as part of our support offers for use by our customers and indirect channel partners.

Both of our operating segments have a dedicated product development organization and receive support from Avaya’s Chief Technology Office to address the strategic technology direction of Avaya and architectural alignment across the operating segments.

We invested $428 million, or 8.3% of our total revenue and 15.4% of our GCS revenue, in fiscal 2006; $394 million or 8.0% of our total revenue and 15.3% of our GCS revenue, in fiscal 2005; and $348 million, or 8.6% of our total revenue and 17.0% of our GCS revenue, in fiscal 2004, in research and development. In-process research and development costs of $7 million associated with our Spectel, Nimcat and Tenovis acquisitions are included in the fiscal 2005 amount. Any customer-sponsored research and development activities that we conduct are not material.

Manufacturing and Supplies

We have outsourced substantially all of our product manufacturing operations. A majority of these operations have been outsourced to Celestica Inc. (“Celestica”) in Mexico, Malaysia and the Czech Republic. Our current outsourcing agreement with Celestica expires in November 2007. The remaining sources of our manufacturing capacity are outsourced to a number of other contract manufacturers located in the United Kingdom, France, Germany, China, Israel, Poland, Ireland and the United States. All manufacturing of the Company’s products is performed in accordance with detailed specifications and product designs furnished by the Company and is subject to rigorous quality control standards.

Earlier in fiscal 2006, we experienced disruption and delays in delivery of certain products from our contract manufacturers in meeting timelines for our customer requirements. This supply situation improved throughout the third and fourth quarters in relation to our requirements. We worked with our contract manufacturers to correct the causes of these disruptions and delays, and while we believe these issues from the second and third quarters of fiscal 2006 have been resolved as of the end of our fiscal year, we cannot assure you that we will not experience similar issues in the future.

As we continue to seek to optimize our end to end supply chain, we have also been outsourcing various logistics functions over the course of the past few years.  We rely on third-party logistics service providers to provide services for our business, including warehousing and physical distribution.  If a logistics service provider does not meet our service level and quality requirements for any reason, we may be unable to fulfill our customers orders in a timely and accurate manner, which could delay or decrease our revenue or otherwise have an adverse effect on our revenue and our costs.   In the first quarter of fiscal 2007 we moved certain warehousing and staging operations to a different third party logistics service provider at a new facility, which now services a significant portion of our warehousing and physical distribution needs.  While we and our logistics service provider have been making improvements as we progress through this transition, there have been disruptions and delays in delivery of certain products from this facility and this could have an adverse effect on our revenue and increase our costs.

We also face increasing complexity in our product design, logistics and procurement operations as we adjust to new and upcoming requirements relating to the materials composition of our products, such as the European Union (“EU”) directives regarding Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) and the Waste Electrical and Electronic Equipment (“WEEE”) directive, each of which is discussed below under the heading “—Environmental, Health and Safety Matters.” Other environmental regulations may require us to reengineer products to utilize components compatible with these changing regulatory requirements and the resulting reengineering and component substitution may result in additional costs to us. Even if we are able and willing to reengineer products or pay additional costs, we still may be adversely affected if the materials and components that we need are unavailable to us. In addition, if we were found to be in violation of these regulations, we could be subject to government fines, noncompliant products may be banned from markets covered by the regulations and our customers could incur liability. Although we do not anticipate any material adverse effects based on the nature of our operations and the effect of such regulations, there is no assurance that existing regulations or future regulations will not have an adverse effect on us.

We also purchase certain hardware components and license certain software components from third-party original equipment manufacturers and resell them under the Avaya brand. In some cases certain components are only available from a single source or from a limited source of suppliers. Delays or shortages associated with these components could cause significant disruption to our operations. For more information on risks related to products and components, see Item 1A. “Risk Factors—Risks Related To Our Operations—We rely on outsourced product manufacturers, distributors and warehousing agents for our products and various issues with respect to the delivery of our products could arise which could adversely impact both our revenue and our costs.”

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

Historically, our GCS segment has competed against other providers of enterprise voice communications solutions such as Nortel Networks Corporation, Siemens AG, Alcatel S.A. and NEC Corporation. As we focus on the development and marketing of advanced communications solutions, such as IP telephony solutions, we face intense competition from these providers of voice communications solutions as well as from data networking companies such as Cisco Systems, Inc. and 3Com Corp. The GCS segment also faces competition in the small and medium business market from many competitors, including Cisco, Nortel, Alcatel, NEC, Matsushita Electric Corporation of America, Inter-Tel, Incorporated, 3Com, and Mitel Networks Corp., although the market for these products is fragmented. Our AGS segment competes with companies like those above offering services with respect to their own product offerings, as well as many consulting and systems integration firms and network service providers.

In addition, because the market for our products is subject to rapid technological change, as the market evolves we may face competition in the future from companies that do not currently compete in the enterprise communications market, including companies that currently compete in other sectors of the information technology, communications and software industries or communications companies that serve residential rather than enterprise customers. In particular, as the convergence of enterprise voice and data networks becomes more widely deployed by enterprises, the business, information technology and communication applications deployed on converged networks become more integrated. We may face increased competition from current leaders in information technology infrastructure, information technology, personal and business applications and the software that connects the network infrastructure to those applications, such as Microsoft, which recently announced an alliance with Nortel. We may also face competition from companies that seek to sell remotely hosted services or software as a service directly to the end customer. Competition from these potential market entrants may take many forms, including offering products and applications similar to those we offer as part of another offering. In addition, these technologies continue to move from a proprietary environment to an open standards-based environment.

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

In addition, existing customers of data networking companies that compete against us may be inclined to purchase enterprise communications solutions from their current data networking vendor rather than from us. Also, as communications and data networks converge, we may face competition from systems integrators that traditionally have been focused on data network integration. We cannot predict with precision which competitors may enter our markets in the future, what form such competition may take or whether we will be able to respond effectively to the entry of new competitors into our markets or the rapid evolution in technology and product development that has characterized our markets. In addition, in order to effectively compete with any new market entrant, we may need to make additional investments in our business or use more capital resources than our business currently requires or reduce prices, which may adversely affect our profitability.

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

Patents, Trademarks and Other Intellectual Property

We own a significant number of commercially important patents and we actively are filing new applications to protect our research and development investments in new products and services across all areas of the business. As of September 30, 2006, we held approximately 3,500 total worldwide patents and pending patent applications. The duration of our patents is determined by the laws of the country of issuance and for U.S. patents may be 17 years from the date of issuance of the patent or 20 years from the date of its filing depending upon when the patent application was filed, and we have patents of all durations. In addition, we hold numerous trademarks, both in the United States and in foreign countries.

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

Our intellectual property policy is to protect our products, technology and processes by asserting our intellectual property rights where appropriate and prudent. We also will obtain patents, copyrights, and other intellectual property rights used in connection with our business when practicable and appropriate. From time to time, assertions of infringement of certain patents or other intellectual property rights of others have been made against us. Certain pending claims are in various stages of evaluation; however, we believe no material litigation has arisen from these claims. Based on industry practice, we believe that any licenses or other rights that might be necessary for us to continue with our current business could be obtained on commercially reasonable terms. However, we cannot assure you that any of those licenses or other rights could be obtained on acceptable terms or that litigation will not occur. The failure to obtain necessary licenses or other rights, or litigation arising out of such claims, could adversely affect our business.

For more information concerning patents, trademarks and other intellectual property, please see Item 1A. “Risk Factors—Risks Related To Our Operations—If we are unable to protect our proprietary rights, our business and future prospects may be harmed” and Item 1A. “Risk Factors—Risks Related to Contingent Liabilities—We may be subject to litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products or services.”

Employees

As of September 30, 2006, we employed approximately 18,525 employees, of which approximately 18,300 are full-time employees (approximately 12,800 are management and non-represented employees and 5,500 are represented employees covered by collective bargaining agreements or works councils) and 225 are part-time employees (approximately 135 are management and non-represented employees and 90 are represented employees covered by collective bargaining agreements or works councils). Not included in the numbers above are approximately 700 non-represented employees at Avaya GlobalConnect Ltd. (“AGC”), our majority-owned subsidiary in India.

Of the approximately 5,500 full-time and part-time employees covered by collective bargaining agreements or works councils, approximately 2,800 employees are covered by collective bargaining agreements in the United States. Effective May 28, 2006, we renewed our collective bargaining agreements with the Communications Workers of America and the International Brotherhood of Electrical Workers. The represented employees ratified the agreements in July 2006. The agreements are for a term of three years, ending May 23, 2009. The agreements provide for a 3% per year wage increase for employees during the duration of the agreements and an initial, one-time 4% increase to future employees’ pension benefits after July 1, 2006. Among other terms, the agreements also include additional cost sharing by employees and retirees for certain health benefits.

Backlog

Our backlog for product sales generated by our direct sales channel, which represents the aggregate of the sales price of orders received from customers, but not yet recognized as revenue, was approximately $120 million and $117 million on September 30, 2006 and 2005, respectively. The majority of these orders are fulfilled within two months. However, all orders are subject to possible rescheduling by customers. Although we believe that the orders included in the backlog are firm, some orders may be cancelled by the customer without penalty, and we may elect to permit cancellation of orders without penalty where management believes it is in our best interests to do so. Therefore, we do not believe that our backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.

Contracts with the U.S. Federal Government

As required by Federal law and dictated by the Federal Acquisition Regulations, all procurement contracts with agencies of the U.S. Federal government must contain a provision permitting the procuring agency to terminate the contract for the convenience of the government. Each of our numerous contracts with the U.S. Federal government contains such a clause. In the event that an agency exercises its rights under this clause, we would be permitted to submit a “Termination Claim” seeking direct damages incurred as a result of the termination. We are not aware of any agency exercising its rights under this clause within the last year, nor are we aware of any agency’s plans to do so in the future.

Seasonality

Our business historically has had some seasonality, with the highest revenues and earnings typically realized in our fourth fiscal quarter. We believe that the seasonality in our business is primarily due to the structure of our sales compensation plan, which is based on annual sales targets. As our compensation plan is based on annual targets, not quarterly targets, there is additional incentive to finalize as many sales as possible before our fiscal year end.

Financial Information About Geographic Areas

Information about our revenues by geography and long-lived assets by geography can be found in Note 15, “Operating Segments” to our Consolidated Financial Statements which are included in our 2006 Annual Report to Shareholders.

Environmental, Health and Safety Matters

We are subject to a wide range of governmental requirements relating to employee safety and health and to the handling and emission into the environment of various substances used in its operations. We are subject to certain provisions of environmental laws, particularly in the United States and Germany, governing the cleanup of soil and groundwater contamination. Such provisions impose liability for the costs of investigating and remediating releases of hazardous materials at currently or formerly owned or operated sites. In certain circumstances, this liability may also include the cost of cleaning up historical contamination, whether or not caused by us. We are currently conducting investigation and/or cleanup of known contamination at nine of our current or former facilities either voluntarily or pursuant to government directives. Based on currently available information, none of the sites is reasonably likely to generate environmental costs that will be individually material nor will environmental costs for all sites in the aggregate be material in any fiscal year. There are no known third parties who may be responsible for investigation and/or cleanup at these sites and therefore, for purposes of assessing the adequacy of accruals for these liabilities, we have not assumed that we will recover amounts from any third party, including under any insurance coverage or indemnification arrangement.

It is often difficult to estimate the future impact of environmental matters, including potential liabilities. We have established financial reserves to cover environmental liabilities where they are probable and reasonably estimable. Reserves for estimated losses from environmental matters are undiscounted and consist primarily of estimated remediation and monitoring costs and are, depending on the site, based primarily upon internal or third party environmental studies and the extent of contamination and the type of required cleanup. We are not aware of, and have not included in reserves any provision for, unasserted environmental claims.

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

We assess the adequacy of environmental reserves on a quarterly basis. We do not expect the outcome of these matters to have a material impact on our financial position. Expenditures for environmental matters for fiscal 2006, 2005 and 2004 were not material to our financial position, results of operations or cash flows. Payment for the environmental costs covered by the reserves may be made over a 30-year period. Although we do not separately track recurring costs of managing hazardous substances and pollutants in ongoing operations, we do not believe them to be material.

We also may from time to time be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. For example, the EU has adopted the RoHS and WEEE directives. RoHS prohibits the use of certain substances, including mercury and lead, in certain products put on the market after July 1, 2006. The WEEE directive obligates parties that place electrical and electronic equipment onto the market in the EU to put a clearly identifiable mark on the equipment, register with and report to EU member countries regarding distribution of the equipment, and provide a mechanism to take back and properly dispose of the equipment. Each EU member country has enacted, or is expected soon to enact, legislation clarifying what is and what is not covered by the WEEE directive in that country. We believe that we have met the requirements of the RoHS and WEEE directives. Similar laws and regulations have been or may be enacted in other regions.

Contribution and Distribution Agreement Between Lucent and Us

We were incorporated in Delaware in February 2000, as a wholly owned subsidiary of Lucent. On September 30, 2000, Lucent contributed its enterprise networking business to us and distributed all of the outstanding shares of our capital stock to its shareholders. We refer to these transactions in this Annual Report on Form 10-K as the “distribution.” Prior to the distribution, we had no material assets or activities as a separate corporate entity. Following the distribution, we became an independent public company, and Lucent has no continuing stock ownership interest in us.

The Contribution and Distribution Agreement (the “Agreement”) sets forth the agreements between us and Lucent with respect to the principal corporate transactions required to effect the distribution, and other agreements governing the relationship between Lucent and us.

The Contribution and the Distribution

To effect the contribution, Lucent transferred or caused its subsidiaries to transfer, the assets of its enterprise networking businesses. In general, we assumed all of the liabilities of the contributed businesses in accordance with their respective terms. Pursuant to the Agreement, the distribution was effected as of September 30, 2000.

Releases and Indemnification

The Agreement provides for a full and complete release and discharge of all liabilities existing or arising from all acts and events occurring or failing to occur or alleged to have occurred or to have failed to occur and all conditions existing or alleged to have existed on or before the date of the Agreement, between or among us or any of our subsidiaries or affiliates, on the one hand, and Lucent or any of its subsidiaries or affiliates other than us, on the other hand, except as expressly set forth in the Agreement.

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

Contingent Liabilities and Contingent Gains

The Agreement provides for liability sharing by us and Lucent with respect to contingencies primarily relating to our respective businesses or otherwise assigned to each of us. The Agreement requires Lucent to bear 50% of all losses in excess of $50 million incurred by us in connection with a contingent liability primarily related to our businesses. In addition, we are required to bear 10% of all losses in excess of

$50 million incurred by Lucent in connection with a contingent liability primarily related to Lucent’s businesses.

The Agreement also provides that we will bear 10% and Lucent will bear 90% of all losses incurred in connection with shared contingent liabilities, which are defined as:

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

The Agreement provides that we and Lucent will have the exclusive right to any benefit received with respect to any contingent gain that primarily relates to the business of, or that is expressly assigned to, us or Lucent, respectively.

Please see Note 17, “Commitments and Contingencies—Legal Proceedings,” to our Consolidated Financial Statements which are included in our 2006 Annual Report to Shareholders for a description of certain matters involving Lucent for which we have assumed responsibility under the Agreement.

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

Executive Officers of the Registrant

Executive officers are elected annually by our Board of Directors and hold office at the pleasure of the Board until the next annual election of officers or until their successors are elected and qualified. Each of our current executive officers is identified below together with information about each officer’s age, position and employment history for the last five years.

Name	Age	Position
Louis J. D’Ambrosio	42	Director, President and Chief Executive Officer
Jocelyne J. Attal	50	Chief Marketing Officer
Pamela F. Craven	52	Chief Administrative Officer
Roger C. Gaston	50	Senior Vice President, Human Resources
Charles L. Ill	52	Senior Vice President, Global Sales
Karyn Mashima	53	Senior Vice President, Strategy and Technology
Garry K. McGuire	60	Chief Financial Officer and Senior Vice President, Corporate Development
Francis M. Scricco	57	Senior Vice President, Avaya Global Services
Michael C. Thurk	53	Director and Chief Operating Officer

The information required by this item relating to our Directors and nominees, and compliance with Section 16(a) of the Securities Act of 1934, is incorporated by reference from the discussion under the heading “Proposals—Directors’ Proposal to Elect Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” set forth in our Proxy Statement for the 2007 Annual Meeting of Shareholders.

Louis J. D’Ambrosio has been a Director of Avaya since November 2006 and has been our President and Chief Executive Officer since July 2006. Mr. D’Ambrosio was previously our Senior Vice President and President, Global Sales and Marketing from November 2005 until July 2006. From January 2004 until November 2005, Mr. D’Ambrosio was our Group Vice President, Global Sales, Channels and Marketing. From December 2002 until December 2003, Mr. D’Ambrosio was our Group Vice President, Avaya Global Services. Prior to December 2002, Mr. D’Ambrosio served in a number of executive positions with International Business Machines Corporation, including most recently as Vice President of Worldwide Sales and Marketing—Software Business.

Jocelyne J. Attal has been our Chief Marketing Officer since May 2004. She was previously Executive Vice President -Business at Gateway, Inc. from September 2003 until March 2004. Prior to that, she was with International Business Machines Corporation for more than five years until September 2003 where she was most recently Chief Marketing Executive for WebSphere and Vice President of Worldwide Channel Sales and Marketing for IBM Software.

Pamela F. Craven has been our Chief Administrative Officer since August 2006. In that role, she continues to serve as General Counsel and Secretary, which are positions she has held since September 2000. She was a Senior Vice President from August 2002 to August 2006 and a Vice President from September 2000 to July 2002.

Roger C. Gaston has been our Senior Vice President, Human Resources since May 2006. He was previously Executive Vice President—Employment Outsourcing Processes of Kenexa Corporation from January 2006 until May 2006. Prior to Kenexa, Mr. Gaston was Corporate Vice President, Human Resources for StorageTek from March 2001 until September 2005.

Charles L. Ill has been our Senior Vice President, Global Sales since July 2006. He was previously our Vice President—Software Systems Development from November 2005 until July 2006 and was previously Vice President—Global Business Partners and Sales Operations from February 2005 until November 2005. Prior to joining Avaya, he was Executive Vice President, Worldwide Sales of BEA Systems, Inc. from January 2003 until December 2004. Until January 2003 he held various sales and marketing positions with International Business Machines Corporation, most recently as Vice President, Worldwide Software Geographic Sales, Marketing and Technical team.

Karyn Mashima has been our Senior Vice President, Strategy and Technology since September 2000.

Garry K. McGuire has been our Chief Financial Officer since September 2000 and our Senior Vice President, Corporate Development since June 2003. Mr. McGuire currently serves as a director of Anadigics, Inc. Mr. McGuire will retire in his current role and as an executive officer of Avaya effective December 31, 2006.

Francis M. Scricco has been our Senior Vice President, Avaya Global Services since July 2006. He was previously Senior Vice President and President, Avaya Global Services from November 2005 until July 2006. From March 2004 until November 2005, Mr. Scricco was our Group Vice President, Avaya Global Services. From 1997 to 2002, Mr. Scricco served in a number of executive positions with Arrow Electronics, Inc., including President and Chief Executive Officer from 2000-2002 and President and Chief Operating Officer from 1999-2000.

Michael C. Thurk has been a Director of Avaya since November 2006 and has been our Chief Operating Officer since July 2006. He was previously our Senior Vice President and President, Global Communications Solutions from November 2005 until July 2006. From October 2004 until November 2005, Mr. Thurk was our Group Vice President, Global Communications Solutions. Mr. Thurk was our Group Vice President, Enterprise Communications Group from August 2002 until September 2004. Mr. Thurk was our Group Vice President, Systems, from January 2002 until July 2002. From June 1998 until December 2001, Mr. Thurk held various positions at Telefonaktiebolaget LM Ericsson including President, Ericsson Datacom Inc. and Vice President, Division Data Backbone and Optical Networks.

Other Information

Unless otherwise indicated by the context in this Annual Report on Form 10-K, “we,” “us,” “our,” the “Company” and “Avaya” refer to Avaya Inc. and its consolidated subsidiaries. The term “traditional” with respect to “voice communications,” “enterprise voice communications,” “telephony,” “voice telephony,” “voice systems,” or “TDM,” refers to circuit-based enterprise voice communications.

Avaya maintains a corporate website at www.avaya.com, and you can find additional information about Avaya through the Investor Relations website, located at http://investors.avaya.com. Visitors to the Investor Relations website can view and print copies of Avaya’s SEC filings, including periodic and current reports on Forms 10-K, 10-Q and 8-K, as soon as reasonably practicable after those filings are made with the SEC. All of these filings are available free of charge. Please note that the information contained on Avaya’s websites is not incorporated by reference in, or considered to be a part of, this document.  Our corporate headquarters are located at 211 Mt. Airy Road, Basking Ridge, New Jersey 07920 and the telephone number at that location is (908) 953-6000.

Item 1A.     Risk Factors.

We provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These are factors that we think could cause our actual results to differ materially from expected and historical results. However, it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

The risks and uncertainties referred to above include, but are not limited to:

•  price and product competition, including from competitors who may offer products and applications similar to those we offer as part of another offering;

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

•  supply issues related to our outsourced manufacturing operations, logistics, distribution or components;

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

Risks Related To Our Revenue and Business Strategy

A key component of our strategy is our focus on the development and sale of advanced communications products and applications and related services, including IP telephony solutions, and this strategy may not be successful.

A key component of our strategy is our focus on the development and sale of IP telephony solutions and other advanced communications products and applications and related services. Our product offerings include IP telephony systems and traditional voice communications systems, multi-media contact center infrastructure and applications in support of customer relationship management, unified communications applications and appliances, such as IP telephone sets. These offerings are part of our broader vision of “Intelligent Communications,” which seamlessly connects communications applications and business applications, giving workers, customers and processes the ability to be linked to the right person, at the right time, by the right medium - voice, text and video - over any network.

In order to execute this strategy successfully, we must continue to:

•  train our sales staff and distribution partners to sell new types of products, applications and services and improve our marketing of such products, applications and services;

•  research and develop more IP telephony solutions and other advanced communications products and applications;

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

•  enhance our services organization’s ability to service more complex, multi-vendor IP networks, versus traditional closed, proprietary TDM networks, and in general ensure that there is a sufficient level of service technicians with IP skills;

•  make sales to our existing customers that incorporate our advanced communications products, applications and services with and without retaining their existing network infrastructure;

•  expand our current customer base by selling our advanced communications products, applications and services to enterprises that have not previously purchased our products and applications;

•  develop relationships with new types of channel partners who are capable of both selling more advanced products and extending our reach into new and existing markets; and

•  establish presence in key geographic markets.

If we do not successfully execute this strategy, our operating results may be adversely affected. Moreover, even if we successfully address these challenges, our operating results may still be adversely affected if the market opportunity for advanced communications products, applications and services, including IP telephony solutions, does not develop in the ways that we anticipate. The ratio of revenue attributable to IP telephony solutions versus traditional voice communication systems is expected to increase as more and more companies convert to IP telephony solutions. However, IP telephony lines currently constitute a small percentage of global installed enterprise telephony lines and if IP telephony does not gain widespread acceptance in the marketplace as an alternative replacement option for enterprise telephony systems our overall revenue and operating results may be adversely affected. Even if we are successful in increasing our revenue from sales of IP telephony solutions, if revenue from traditional enterprise voice communications systems and services declines faster than revenue from IP telephony solutions increases, our overall revenue and operating results may be adversely affected. As the industry begins to go through the mainstream adoption phase, we cannot predict whether:

•  the demand for advanced communications products, applications, and services, including IP telephony solutions, will grow as quickly as we anticipate;

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

For information regarding the competitors we face in our different markets as well as various competitive risks associated with our business and our segments, please refer to Item 1. “Business—Competition.”

Although our revenue has continued to increase since 2003, we recently have experienced difficulties in significantly growing our revenue other than through acquisitions.

Although our revenue increased from $4,069 million in fiscal 2004 to $4,902 million in fiscal 2005 and $5,148 million in fiscal 2006, we recently have experienced difficulty in significantly growing our revenue. Our operating results for fiscal 2005 and 2006 include the operating results of Tenovis from November 18, 2004, as well as other acquisitions.

One factor that significantly affects our operating results is the impact of economic conditions on the willingness of enterprises to make capital investments, particularly in enterprise communications technology and related services. Although general economic conditions have improved in recent years, we believe that enterprises continue to be concerned about their ability to increase revenues and thereby increase their profitability. Accordingly, they have tried to maintain or improve profitability through cost control and constrained capital spending. Because it is not certain whether enterprises will increase spending on enterprise communications technology significantly in the near term, we could experience continued pressure on our ability to increase our revenue. Our ability to grow revenue is also affected by other factors, such as competitive pricing pressures and price erosion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties Affecting Our Revenue—Technology transition,” “—Competitive environment’’ and “—Pressures on services business,” which are included in our 2006 Annual Report to Shareholders.

If these or other conditions limit our ability to grow revenue or cause our revenue to decline and we cannot reduce costs on a timely basis or at all, our operating results will be adversely affected.

Risks Related To Our Operations

If we are unable to integrate acquired businesses into ours effectively, our operating results may be adversely affected. Even if we are successful, the integration of these businesses has required, and will likely continue to require, significant resources and management attention.

We may not be able to successfully integrate acquired businesses into ours, and therefore we may not be able to realize the intended benefits from an acquisition. If we fail to successfully integrate these acquisitions or if they fail to perform as we anticipated, our existing businesses and our revenue and operating results could be adversely affected. If the due diligence of the operations of these acquired businesses performed by us and by third parties on our behalf were inadequate or flawed, we could later discover unforeseen financial or business liabilities, or the acquired businesses may not perform as expected. Additionally, acquisitions could result in difficulties assimilating acquired operations and products, and the diversion of capital and management’s attention away from other business issues and opportunities. To the extent that the Company expands internationally through acquisitions and fails to identify and respond to cross-cultural employee issues appropriately, it may fail to retain employees acquired through those acquisitions, which may negatively impact its integration efforts. Acquisitions could also have a negative impact on our results of operations if it is subsequently determined that goodwill or other acquired intangible assets are impaired, thus resulting in an impairment charge in a future period. Finally, acquisitions often necessitate restructurings in order to control costs and expenses and optimize the operational performance of the combined entity. These restructurings are more difficult due to labor laws and required approvals when the acquired business is a company operating in multiple jurisdictions, which may hinder completion of restructuring actions in a timely and efficient manner and delay anticipated cost savings.

We rely on outsourced product manufacturers, distributors and warehousing agents for our products and various issues with respect to the delivery of our products could arise which could adversely impact both our revenue and our costs.

We have outsourced substantially all of our manufacturing operations and we may experience significant disruption to our operations by outsourcing too much of our manufacturing. Our ability to realize the intended benefits of our manufacturing outsourcing initiative depends on the willingness and ability of our contract manufacturers to produce our products. If a contract manufacturer terminates its relationship with us or is unable to fill our orders on a timely basis or in accordance with our quality requirements, we may be unable to deliver the affected products to meet our customers’ orders, which could delay or decrease our revenue or otherwise have an adverse effect on our operations. As discussed in Item 1. “Business—Manufacturing and Supplies,” we recently have experienced these types of disruptions and delays and they have impacted our ability to meet timelines for our customer requirements. In addition, we periodically review our product manufacturing operations and consider appropriate changes as necessary. Although we endeavor to appropriately manage any disruption in transitioning from one contract manufacturer to another contract manufacturer, we may experience significant disruption to our operations during any contract manufacturer transition, and did experience such a disruption recently while making this type of transition. See Item 1. “Business—Manufacturing and Supplies” for more information.

As we continue to seek to optimize our end to end supply chain, we have also been outsourcing various logistics functions over the course of the past few years.  We rely on third-party logistics service providers to provide services for our business, including warehousing and physical distribution.  If a logistics service provider does not meet our service level and quality requirements for any reason, we may be unable to fulfill our customers orders in a timely and accurate manner, which could delay or decrease our revenue or otherwise have an adverse effect on our revenue and our costs.   In the first quarter of fiscal 2007 we moved certain warehousing and staging operations to a different third party logistics service provider at a new facility, which now services a significant portion of our warehousing and physical distribution needs.  While we and our logistics service provider have been making improvements as we progress through this transition, there have been disruptions and delays in delivery of certain products from this facility and this could have an adverse effect on our revenue and increase our costs.

We also rely on outside sources for the supply of the components of our products and for the finished products that we purchase from third parties. In some cases certain components are only available from a single source or from a limited source of suppliers. Delays or shortages associated with these components could cause significant disruption to our operations. We have in the past experienced component shortages that have affected our operations and we may in the future experience these shortages. Shortages could be a result of manufacturing or capacity issues at our outsourced manufacturers or suppliers or strong demand for certain products for which we have not made adequate forecasts. Our operating results could be adversely affected if shortages or delays persist or if the price of the necessary components increases or the components become unavailable at reasonable prices or at all.

For more information concerning the risks associated with our contract manufacturers operating internationally, please see Item 1A. “Risk Factors—Risks Related To Our Operations—As our international business has grown significantly in the last fiscal year, changes in economic or political conditions in a specific country or region could negatively affect our revenue, costs, expenses and financial condition.”

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

As our international business has grown significantly in the last two fiscal years, changes in economic or political conditions in a specific country or region could negatively affect our revenue, costs, expenses and financial condition.

We conduct significant sales and customer support operations in countries outside of the United States and also depend on non-U.S. operations of our contract manufacturers and our distribution partners. For the fiscal years ended September 30, 2006 and 2005, we derived 42% and 41% of our revenue, respectively, from sales outside the United States. Our future international operating results, including our ability to import our products to, export our products from, or sell our products in various countries, could be materially adversely affected by a variety of uncontrollable and changing factors. These factors include political conditions, economic conditions, legal and regulatory constraints, currency regulations, health or similar issues, natural disasters and other matters in any of the countries or regions in which we currently operate or intend to operate in the future. Currently, we have concerns about weakness and uncertainty in European economies, including high unemployment levels and low economic growth forecasts, particularly in Germany where we have a high concentration of our business resulting from the Tenovis acquisition.

Other factors which may impact our international operations include foreign trade, environmental, monetary and fiscal policies, laws, regulations and other activities of foreign governments, agencies and similar organizations, and risks associated with having facilities located in countries which have historically been less stable than the United States. For example, the EU has enacted the RoHS and WEEE directives, which are discussed in “Item 1. “Business—Manufacturing and Supplies.”

Additional risks inherent in our international operations generally include, among others, the costs and difficulties of managing international operations, adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries, and greater difficulty in enforcing intellectual property rights. Our effective tax rates in the future could be adversely affected if the geographical distribution of our earnings and losses is unfavorable, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. The various risks inherent in doing business in the United States generally also exist when doing business outside of the United States, and may be exaggerated by the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations.

In addition, foreign currency exchange rates and fluctuations may have an impact on our revenue, costs or cash flows from our international operations, which could adversely affect our financial performance. Because a significant portion of our business is conducted outside the United States, we face exposure to movements in currency exchange rates which can be adverse. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. An increase in the value of the U.S. dollar could increase the real cost to our customers of our products in those markets outside the United States, and a weakened U.S. dollar could increase the cost of local operating expenses and procurement of raw materials.

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

Please see Note 17, “Commitments and Contingencies—Legal Proceedings,” to our Consolidated Financial Statements which are included in our 2006 Annual Report to Shareholders for a description of certain matters involving Lucent for which we have assumed responsibility under the Contribution and Distribution Agreement.

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

Item 1B.     Unresolved Staff Comments.

None.

Item 2.        Properties.

As of September 30, 2006, we had 441 leased facilities (which includes 91 storage locations containing between 25 to 1,250 square feet), located in 52 countries. This included 13 primary research and development facilities located in Canada, France, Germany, India, Israel, the United Kingdom and the United States. Our real property portfolio consists of aggregate floor space of approximately 8.1 million square feet, of which approximately 2.7 million square feet is owned and approximately 5.4 million square feet is leased. Our lease terms range from monthly leases to 19 years. Through our majority interest in AGC, we also have an interest in 5 owned properties and 26 leased properties in various locations. We believe that all of our facilities and equipment are in good condition and are well maintained. Our facilities are used for current operations of all operating segments.

For additional information regarding obligations under operating leases, see Note 17, “Commitments and Contingencies—Leases,” to our Consolidated Financial Statements which are included in our 2006 Annual Report to Shareholders.

Item 3.        Legal Proceedings.

Information required by this item is incorporated by reference from Note 17, “Commitments and Contingencies—Legal Proceedings,” to our Consolidated Financial Statements which are included in our 2006 Annual Report to Shareholders.

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

Item 5.        Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)   None.

(b)   None.

(c)   Issuer Purchases of Equity Securities.

On April 19, 2005, we announced that the Board of Directors had authorized a share repurchase plan. Under the provisions of this plan, the Company was authorized to repurchase and retire up to $500 million of its outstanding shares of common stock through April 1, 2007. For fiscal 2006, our $400 million revolving credit facility (see Note 8, “Capital Lease Obligations and Long-Term Debt,” to our Consolidated Financial Statements which are included in our 2006 Annual Report to Shareholders) limited our ability to make dividend payments or distributions or to repurchase, redeem or otherwise acquire shares of Avaya common stock to $461 million (which represents 50% of consolidated net income for the Company for fiscal 2005). On September 8, 2006, an amendment to the credit facility provided that the Company may use an additional $500 million during the period from October 1, 2006 through September 30, 2008 for such activities, over the amount provided for under the 50% of consolidated net income test each year.

During fiscal 2006, the Company repurchased and retired 29,909,400 shares of common stock at an average purchase price of $10.98 per share, for a total of $328 million. Approximately $65 million is available through April 1, 2007 for further share repurchases under the plan.  These repurchases are made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price, the terms of Avaya’s credit facility and other factors. See Note 8, “Capital Lease Obligations and Long-Term Debt,” to our Consolidated Financial Statements which are included in our 2006 Annual Report to Shareholders for further information concerning the limitations under the credit facility. The following table sets forth the repurchase activity during the fourth quarter of fiscal 2006:

				Approximate
			Total number	dollar value of
	Total number	Average	of shares	shares that may
	of shares	price paid	purchased as	yet be purchased as
Period	purchased	per share	part of program	part of program*
July 1–31	1,315,000	$9.21	35,374,200	$124,790,762
August 1–30	4,315,000	$9.27	39,689,200	$84,808,336
September 1–30	1,745,200	$11.38	41,434,400	$64,943,097
Fourth quarter of fiscal 2006	7,375,200

*       Subject to the limitations of our credit facility noted above.

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

Item 6.        Selected Financial Data.

Information required by this item is incorporated by reference from “Selected Financial Data,” which is included in our 2006 Annual Report to Shareholders.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Information required by this item is incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in our 2006 Annual Report to Shareholders.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

Information required by this item is incorporated by reference from the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments,” which is included in our 2006 Annual Report to Shareholders.

Item 8.        Financial Statements and Supplementary Data.

Information required by this item is incorporated by reference from the Report of Independent Auditors and from our Consolidated Financial Statements, which are included in our 2006 Annual Report to Shareholders.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.     Controls and Procedures.

a)     Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, our management, under the supervision and with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer have concluded (1) that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b)     Internal Control Over Financial Reporting.

Management’s report on our internal control over financial reporting and the report of our independent registered public accounting firm are incorporated by reference to the section entitled “Management’s Report on Internal Control Over Financial Reporting” and the section entitled “Internal Control Over Financial Reporting,” respectively, of our 2006 Annual Report to Shareholders.

c)     Remediation of Material Weakness.

As previously disclosed in our Quarterly Reports on Form 10-Q for the second and third fiscal quarters of 2006, management identified a “material weakness” in our internal control over financial reporting as of March 31, 2006. A “material weakness” is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our interim or annual financial statements will not be prevented or detected. The controls over communication between the Human Resources and Finance organizations within our European operations were not effective to ensure that information related to business restructuring activities within the EMEA region were appropriately communicated and the related liability recorded in the proper amount and period in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). This control deficiency could have resulted in a misstatement of employee severance costs, related liabilities and financial statement disclosures. This matter did not, in fact, have any impact on our financial statements as these issues were identified and properly accounted for within our unaudited interim consolidated financial statements for the second quarter of fiscal 2006. We undertook a remediation plan in response to the identification of this material weakness that resulted in certain changes in our internal control over financial reporting as described below and our management has concluded that the material weakness has been remediated at September 30, 2006.

In response to the identified material weakness, our management, with oversight from our Audit Committee, dedicated resources to support our efforts to improve internal control over financial reporting in this area. Our remediation efforts included (i) implementing new policies and procedures, and related controls in the affected area, (ii) additional training to the Human Resources and Finance organizations in the EMEA region on accounting for employee separation obligations under U.S. GAAP, (iii) cross-functional management of restructuring activities and related reserves with enhanced Finance oversight, (iv) improvement of the Company’s existing internal representation letter process to provide additional assurances as to the adequacy of severance/restructuring reserves and associated internal controls over such reserves and (v) the appointment of a person with significant U.S. GAAP experience in Germany. We believe that these remediation efforts have improved our internal control over financial reporting, as well as our disclosure controls and procedures, and that the material weakness has been remediated at September 30, 2006.

d)     Changes in Internal Control Over Financial Reporting.

There were changes in our internal control over financial reporting during the fourth quarter of fiscal 2006, described under “Remediation of Material Weakness” above and actions related thereto, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.     Other Information.

None.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance.

A list of our executive officers and biographical information appears in Part I, Item 1 of this report. Information about our Directors is incorporated by reference from the discussion under the heading “Information with Respect to Nominees and Continuing Directors” in our Proxy Statement for the 2007 Annual Meeting of Shareholders.

Information required by this item about our audit committee and our audit committee financial experts is incorporated by reference from the discussion under the heading “Corporate Governance and Related Matters—Board of Directors’ Meetings, Committees and Fees” set forth in our Proxy Statement for the 2007 Annual Meeting of Shareholders.

Information required by this item about our code of ethics is incorporated by reference from the discussion under the heading “Corporate Governance and Related Matters—Code of Conduct” in our Proxy Statement for the 2007 Annual Meeting of Shareholders. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Conduct by posting such information on our website, at www.avaya.com.

Item 11.      Executive Compensation.

Information required by this item is incorporated by reference from the discussion under the heading “Executive Compensation and Other Information” in our Proxy Statement for the 2007 Annual Meeting of Shareholders.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is incorporated by reference from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” and under the heading “Executive Compensation and Other Information—Equity Compensation Plan Information as of September 30, 2006” in our Proxy Statement for the 2007 Annual Meeting of Shareholders.

Item 13.      Certain Relationships and Related Transactions and Director Independence.

Information required by this item is incorporated by reference from the discussion under the headings “Corporate Governance and Related Matters—Certain Relationships and Related Party Transactions” and “—Certain Corporate Governance Policies” in our Proxy Statement for the 2007 Annual Meeting of Shareholders.

Item 14.      Principal Accounting Fees and Services.

Information required by this item is incorporated by reference from the discussion under the headings “Corporate Governance and Related Matters—Board of Directors’ Meetings, Committees and Fees—Audit Committee” and “Corporate Governance and Related Matters—Audit Committee Information” in our Proxy Statement for the 2007 Annual Meeting of Shareholders.

PART IV

Item 15.      Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this Annual Report on Form 10-K:

(a)(1)   Financial Statements:

		Corresponding page
		numbers in Exhibit 13
		to this
		Annual Report
		on Form 10-K
(i)	Consolidated Statements of Income	41
(ii)	Consolidated Balance Sheets	42
(iii)	Consolidated Statements of Changes in Stockholders’ Equity and of Comprehensive Income	43
(iv)	Consolidated Statements of Cash Flows	44
(v)	Notes to Consolidated Financial Statements	45
(a)(2) Financial Statement Schedules:
(i)	Schedule II—Valuation and Qualifying Accounts	Page 34 of this Annual Report on Form 10-K

The schedules listed in Regulation 210.5-04 have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)   Exhibits:

The following documents are filed as Exhibits to this Annual Report on Form 10-K or incorporated by reference herein:

Exhibit Number	Description
2.1

Contribution and Distribution Agreement by and between Lucent Technologies Inc. and Avaya Inc. dated as of September 30, 2000 (incorporated by reference to Exhibit 2.1 of Amendment No. 1 to the Registration Statement on Form 10 (Registration No. 1-15951) (the “2000 Registration Statement”).

2.2

Share Purchase Agreement, dated as of October 5, 2004, by and among Avaya Inc., Avaya HoldCo, affiliates of Kohlberg, Kravis Roberts & Co. and Tenovis Manager Trust GmbH (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated October 7, 2004).

3.1	Restated Certificate of Incorporation of Avaya Inc. (incorporated by reference to Exhibit 3.1 to the 2000 Registration Statement).
3.2	Amended and Restated By-laws of Avaya Inc., as amended on July 18, 2002 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
4.1	Specimen Common Stock certificate of Avaya Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the 2000 Registration Statement).

4.2

Rights Agreement dated as of September 29, 2000 between Avaya Inc. and The Bank of New York, as Rights Agent (the “Rights Agreement”) (incorporated by reference to Exhibit 4.4 to the 2000 Registration Statement).

4.3	Amendment No. 1 dated as of February 28, 2002 to the Rights Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated February 28, 2002).
4.4	Form of Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.4 to the 2000 Registration Statement).
4.5	Form of Rights Certificate (incorporated by reference to Exhibit 4.4 to the 2000 Registration Statement).
10.1	Interim Services and Systems Replication Agreement (incorporated by reference to Exhibit 10.2 to the 2000 Registration Statement).
10.2	Employee Benefits Agreement (incorporated by reference to Exhibit 10.3 to the 2000 Registration Statement).
10.3	Tax Sharing Agreement (incorporated by reference to Exhibit 10.4 to the 2000 Registration Statement).
10.4	Trademark License Agreement (incorporated by reference to Exhibit 10.13 to the 2000 Registration Statement).
10.5	Patent and Technology License Agreement (incorporated by reference to Exhibit 10.14 to the 2000 Registration Statement).
10.6	Technology Assignment and Joint Ownership Agreement (incorporated by reference to Exhibit 10.15 to the 2000 Registration Statement).
10.7	Development Project Agreement (incorporated by reference to Exhibit 10.16 to the 2000 Registration Statement).
10.8

$400,000,000 Credit Agreement dated as of February 23, 2005 among Avaya Inc. and Avaya International Sales Limited as Borrowers and the Initial Lenders named therein and Citicorp USA, Inc., as Administrative Agent and JPMorgan Chase Bank, N.A. as Syndication Agent and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as Joint Bookrunners and Joint Lead Arrangers (the “Credit Agreement”) (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K dated February 23, 2005).

10.9	Amendment No. 1 to the Credit Agreement dated as of May 25, 2005 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated May 25, 2005.
10.10	Amendment No. 2 to the Credit Agreement dated as of May 26, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 30, 2006).
10.11	Amendment No. 3 to the Credit Agreement dated as of September 8, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 8, 2006).
10.12	Avaya Inc. Supplemental Pension Plan (incorporated by reference to Exhibit 10.11 to the 2000 Registration Statement).+
10.13	Avaya Inc. Savings Restoration Plan, effective January 1, 2004 (incorporated by reference to Exhibit 10.41 to the 2004 Form 10-K).+
10.14	Avaya Inc. Short Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the 2000 Registration Statement).+

10.15	Avaya Inc. 2000 Long Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the 2000 Registration Statement).+
10.16	Avaya Inc. 2000 Long Term Incentive Plan, amended as of November 1, 2003 (incorporated by reference to Exhibit 10.37 to the 2003 Form 10-K).+
10.17	Avaya Inc. 2000 Long Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.7 to the 2000 Registration Statement).+
10.18	Avaya Inc. 2000 Long Term Incentive Plan Non-statutory Stock Option Agreement (incorporated by reference to Exhibit 10.8 to the 2000 Registration Statement).+
10.19	Avaya Inc. 2000 Stock Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.12 to the 2000 Registration Statement).+
10.20	Avaya Inc. 2004 Long Term Incentive Plan, effective February 26, 2004 (incorporated by reference to Exhibit 10.38 to the 2004 Form 10-K).+
10.21	Form of Avaya Inc. 2004 Long Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.39 to the 2004 Form 10-K).+
10.22	Form of Avaya Inc. 2004 Long Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.40 to the 2004 Form 10-K).+
10.23

Form of Avaya Inc. 2004 Long Term Incentive Plan Performance Vesting Restricted Stock Unit Award Agreement for awards made in fiscal 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 16, 2004).+

10.24

Form of Avaya Inc. 2004 Long Term Incentive Plan Performance Vesting Restricted Stock Unit Award Agreement for awards made in fiscal 2006 (incorporated by reference to Exhibit  10.1 to the Current Report on Form 8-K dated December 21, 2005).+

10.25

Form of Avaya Inc. 2004 Long Term Incentive Plan Time Vesting Restricted Stock Unit Award Agreement for Senior Officers (incorporated by reference to Exhibit  10.21 to the Current Report on Form 8-K dated November 7, 2006).+

10.26	Avaya Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to the 2000 Registration Statement).+
10.27

Avaya Inc. Deferred Compensation Plan, as amended as of October 31, 2003 (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2003) (the “2003 Form 10-K”).+

10.28	Avaya Involuntary Separation Plan for Senior Officers as amended effective November 2, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 7, 2006).+
10.29

Separation Agreement and General Release dated as of July 24, 2006, between the Company and Donald K. Peterson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 28, 2006).+

10.30

Separation Agreement and General Release dated as of October 3, 2006, between the Company and Garry K. McGuire (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 5, 2006).+

10.31	Summary of the Avaya Inc. Non-Employee Director Compensation Program as of November 2, 2006 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated November 2, 2006).+
*10.32	Compensation Arrangements for Named Executive Officers of Avaya Inc. in Fiscal 2006.

*13	The 2006 Annual Report to Shareholders (only those portions incorporated by reference in this document are deemed “filed”).
*21	Subsidiaries of Avaya Inc.
*23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).
*24.1	Power of Attorney.
*31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Executive Officer.
*31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Financial Officer.
*32.1	Section 1350 Certification of the Chief Executive Officer.
*32.2	Section 1350 Certification of the Chief Financial Officer.

*       Filed herewith.

+     Management contract or compensatory plan or arrangement.

A copy of any of the exhibits included in this Annual Report on Form 10-K, other than those as to which confidential treatment has been granted by the Securities and Exchange Commission, upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, may be obtained by written request to us at the address set forth on the front cover, attention Corporate Secretary.

AVAYA INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Information required by this item is incorporated by reference to Note 6, Supplementary Financial Information, to our Consolidated Financial Statements, which are included in our 2006 Annual Report to Shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAYA INC.
	By:	/s/ AMARNATH K. PAI
Amarnath K. Pai
Vice President, Finance Operations and Controller
December 8, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date
Principal Executive Officer:
/s/ LOUIS J. D’AMBROSIO	President and Chief Executive Officer; Director	December 8, 2006
Louis J. D’Ambrosio
Principal Financial Officer:
/s/ GARRY K. MCGUIRE	Chief Financial Officer and Senior Vice	December 8, 2006
Garry K. McGuire	President, Corporate Development
Principal Accounting Officer:
/s/ AMARNATH K. PAI	Vice President, Finance Operations and	December 8, 2006
Amarnath K. Pai	Controller
Directors:
*	Director	December 8, 2006
Bruce Bond
*	Director	December 8, 2006
Frank J. Fanzilli
*	Director	December 8, 2006
Joseph P. Landy
*	Director	December 8, 2006
Mark Leslie

	*	Chairman of the Board	December 8, 2006
Philip Odeen
	*	Director	December 8, 2006
Hellene S. Runtagh
		Director	December 8, 2006
Daniel C. Stanzione
	*	Director	December 8, 2006
Paula Stern
	/s/ MICHAEL C. THURK	Director	December 8, 2006
Michael C. Thurk
	*	Director	December 8, 2006
Anthony Terracciano
	*	Director	December 8, 2006
Richard F. Wallman
	*	Director	December 8, 2006
Ronald Zarrella
*By:	/s/ PAMELA F. CRAVEN
Pamela F. Craven Attorney-in-Fact