Form 10-Q
period 2006-12-31
AVAYA INC
filed 2007-02-06
CIK 1116521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 001-15951

AVAYA INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3713430 (I.R.S. Employer Identification No.)

211 Mount Airy Road Basking Ridge, New Jersey (Address of principal executive offices)	07920 (Zip Code)

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

As of January 31, 2007, 453,336,561  shares of Common Stock, $.01 par value of Avaya Inc. were outstanding.

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

PART I  FINANCIAL INFORMATION

Item 1.                        Financial Statements.

AVAYA INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended
	December 31,
Dollars in millions, except per share amounts	2006	2005
REVENUE
Sales of products	$619	$591
Services	509	504
Rental and managed services	152	154
	1,280	1,249
COSTS
Sales of products	289	277
Services	324	322
Rental and managed services	68	61
	681	660
GROSS MARGIN	599	589
OPERATING EXPENSES
Selling, general and administrative	389	385
Research and development	114	97
Restructuring charges, net	6	—
TOTAL OPERATING EXPENSES	509	482
OPERATING INCOME	90	107
Other income, net	6	5
Interest expense	—	(1)
INCOME BEFORE INCOME TAXES	96	111
Provision for income taxes	25	40
NET INCOME	$71	$71
Earnings Per Common Share - Basic	$0.16	$0.15
Earnings Per Common Share - Diluted	$0.15	$0.15

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

AVAYA INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Dollars in millions, except per share amounts	December 31, 2006	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$895	$899
Accounts receivable, less allowances of $55 million and $57 million as of December 31, 2006 and September 30, 2006, respectively	854	871
Inventory	293	285
Deferred income taxes, net	148	153
Other current assets	175	151
TOTAL CURRENT ASSETS	2,365	2,359
Property, plant and equipment, net	656	668
Deferred income taxes, net	776	787
Intangible assets	262	263
Goodwill	975	941
Other assets	192	182
TOTAL ASSETS	$5,226	$5,200
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$371	$418
Payroll and benefit obligations	298	377
Deferred revenue	281	286
Business restructuring reserve	98	86
Other current liabilities	248	249
TOTAL CURRENT LIABILITIES	1,296	1,416
Benefit obligations	1,351	1,321
Deferred income taxes, net	75	77
Other liabilities	262	300
TOTAL NON-CURRENT LIABILITIES	1,688	1,698
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Series A junior participating preferred stock par value $1.00 per share, 7.5 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 1.5 billion shares authorized, 455,509,808 and 452,203,778 issued (including 562,341 and 461,429 treasury shares) as of December 31, 2006 and September 30, 2006, respectively	5	5
Additional paid-in-capital	2,671	2,637
Retained earnings	219	148
Accumulated other comprehensive loss	(646)	(698)
Less: Treasury stock at cost	(7)	(6)
TOTAL STOCKHOLDERS’ EQUITY	2,242	2,086
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,226	$5,200

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

AVAYA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	December 31,
Dollars in millions	2006	2005
OPERATING ACTIVITIES:
Net income	$71	$71
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68	68
Share-based compensation	8	8
Deferred taxes	15	24
Gain resulting from sale of real estate	(7)	(1)
Restructuring charges, net	6	—
Unrealized losses (gains) on foreign currency exchange	16	(9)
Adjustments for other non-cash items, net	3	4
Changes in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	20	44
Inventory	(5)	3
Accounts payable	(49)	(21)
Payroll and benefits	(70)	(31)
Business restructuring reserve	(23)	(20)
Deferred revenue	(4)	(10)
Other assets and liabilities	(32)	(24)
NET CASH PROVIDED BY OPERATING ACTIVITIES	17	106
INVESTING ACTIVITIES:
Capital expenditures	(20)	(26)
Capitalized software development costs	(19)	(18)
Acquisition of business, net of cash acquired	(15)	—
Proceeds from sale of real estate	7	1
Other investing activities, net	(6)	1
NET CASH (USED FOR) INVESTING ACTIVITIES	(53)	(42)
FINANCING ACTIVITIES:
Issuance of common stock	20	6
Repurchase of common stock	—	(90)
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	20	(84)
Effect of exchange rate changes on cash and cash equivalents	12	(4)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(4)	(24)
Cash and cash equivalents at beginning of fiscal year	899	750
Cash and cash equivalents at end of period	$895	$726

T

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                 Background and Basis of Presentation

Background

Unless otherwise indicated by the context in this Quarterly Report on Form 10-Q, “we,” “us,” “our,” “the Company” and “Avaya” refer to Avaya Inc. and its consolidated subsidiaries. We provide communications systems, applications and services for enterprises, including businesses, government agencies and other organizations. Our product offerings include Internet Protocol (“IP”) telephony systems and traditional voice communications systems, multi-media contact center infrastructure and applications in support of customer relationship management, unified communications applications and appliances, such as IP telephone sets. The term “traditional” with respect to “voice communications,” “enterprise voice communications,” “telephony,” “voice telephony,” “voice systems,” or “TDM,” refers to circuit-based enterprise voice communications. We support our broad customer base with comprehensive global service offerings that enable our customers to plan, design, implement, monitor and manage their communications networks.

Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements as of December 31, 2006 and for the three months ended December 31, 2006 and 2005, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the U.S. Securities and Exchange Commission, or the SEC,  for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2006, which were included in our Annual Report on Form 10-K filed with the SEC on December 8, 2006. The significant accounting policies used in preparing these unaudited interim Consolidated Financial Statements are the same as those described in Note 2 to our Annual Report on Form 10-K filed with the SEC on December 8, 2006. In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated.

Certain prior year amounts have been reclassified to conform to the current year presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

2.                 Recent Accounting Pronouncements

SFAS 158

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 improves reporting of obligations for pensions and other post-retirement benefits by recognizing the over-funded or under-funded status of plans as an asset or liability. The pronouncement does not change how plan assets and benefit obligations are measured under FAS 87 and FAS 106 nor does it change the approach for measuring annual benefit cost reported in earnings. Instead, it eliminates the provisions that permit plan assets and obligations to be measured as of a date not more than three months prior to the balance sheet date, instead requiring measurement as of the reporting date. In addition, the pronouncement requires previously unrecognized items, such as actuarial gains or losses and unrecognized prior service costs or credits to be recognized on the balance sheet as a component of other comprehensive income (loss). The Company will adopt the provisions of SFAS 158 by the end of fiscal 2007 and estimates an increase in the liability for benefit obligations recognized on the Consolidated Balance Sheets of approximately $200 million (pre-tax) with an addition to accumulated other comprehensive loss. This amount is an estimate and is subject to change pending the funded status of the plans as of the measurement date. The Company is assessing the potential impact that adoption of SFAS 158 may have on the Company’s postemployment liabilities established under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.”

SFAS 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value under U.S. GAAP. The pronouncement describes fair value as being based on a hypothetical transaction to sell an asset or transfer a liability at a specific measurement date, as considered from the perspective of a market participant who holds the asset or owes the liability. In addition, fair value should be viewed as a market-based measurement, not an entity-specific measurement. Therefore fair value should be determined based on the assumptions that market participants would use in pricing an asset or liability, including all risks associated with that asset or liability. SFAS 157 will be effective for the Company beginning in fiscal 2009. The adoption of SFAS 157 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

SAB 108

In September 2006, the SEC issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The pronouncement prescribes an approach whereby the effect of all unrecorded identified errors should be considered on all of the financial statements rather than just the effect on either the balance sheet or the income statement. The Company adopted the provisions of SAB 108 beginning in October 2006. The adoption of SAB 108 did not impact the Company’s Consolidated Financial Statements.

FIN 48

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that companies recognize in their financial statements the impact of a tax position if it is more likely than not that the position would be sustained on audit, based on the technical merits of the position. The Company will be required to adopt the provisions of FIN 48 beginning in fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings as well as requiring additional disclosures. The Company is currently assessing the impact of the adoption of FIN 48 on its Consolidated Financial Statements.

3.                 Business Combinations and Other Transactions

Acquisition of Traverse

On November 9, 2006, the Company acquired Traverse Networks, Inc. (“Traverse”) for $15 million in cash. Traverse is a U.S.-based privately-held developer of enterprise mobility solutions for unified communications. The Company acquired $3 million in intangible assets with a weighted average useful life of 4.5 years and $4 million in other assets and recorded $8 million of goodwill as part of the preliminary purchase price allocation. Management is responsible for estimating the fair value of the assets and liabilities acquired. Management has made estimates and assumptions that could affect the reported amounts of assets, liabilities and expenses resulting from this acquisition. Actual amounts could differ from these amounts. The purchase price for this acquisition is not considered to be material to the Consolidated Financial Statements and, therefore, disclosure of pro forma financial information has not been presented. Results from Traverse are included in the Company’s Consolidated Financial Statements beginning on November 9, 2006.

Tender Offer to Acquire Ubiquity

On January 12, 2007, the Company announced that Avaya International Enterprises Limited, a wholly-owned subsidiary of the Company, commenced a tender offer to acquire Ubiquity Software Corporation plc (“Ubiquity”). Ubiquity is publicly traded on the Alternative Investment Market of the London Stock Exchange and is headquartered in the United Kingdom with operations in Canada and the U.S. Ubiquity develops and markets SIP-based communications software. The tender offer price is 37.3 pence in cash for each Ubiquity share. Based on the tender offer price per share, the estimated aggregate purchase price is approximately $144 millionafter adjusting for the assumed proceeds from the exercise of options for Ubiquity shares (calculated using an assumed exchange rate). The purchase of Ubiquity is expected to be funded with existing cash resources. The tender offer is subject to a number of customary terms and conditions. The Company expects to close this transaction in the second quarter of fiscal 2007.

4.                 Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the first quarter of fiscal 2007 by operating segment are as follows:

	Global	Avaya
	Communications	Global
Dollars in millions	Solutions	Services	Total
Balance as of September 30, 2006	$658	$283	$941
Acquisition of Traverse Networks	8	—	8
Impact of foreign currency fluctuations	19	7	26
Balance as of December 31, 2006	$685	$290	$975

The following table presents the components of the Company’s acquired intangible assets:

	December 31, 2006			September 30, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
Dollars in millions	Amount	Amortization	Net	Amount	Amortization	Net
Existing technology	$108	$61	$47	$103	$57	$46
Customer relationships and other intangibles	306	110	196	292	94	198
Total amortizable intangible assets	$414	$171	$243	$395	$151	$244
Minimum pension adjustment	19	—	19	19	—	19
Total intangible assets	$433	$171	$262	$414	$151	$263

During the first quarter of fiscal 2007, amortization, partially offset by the impact of foreign currency fluctuations and the acquisition of Traverse, resulted in a net decrease of $1 million in the net intangible assets balance. The weighted average useful lives of the existing technology and customer relationships and other intangibles are approximately five years and seven years, respectively.

Amortization expense for the Company’s acquired intangible assets was $15 million and $16 million for the first quarters of fiscal 2007 and 2006, respectively. Estimated future amortization expense is shown in the following table:

Estimated future
Dollars in millions	amortization expense
Remainder of fiscal 2007	$48
2008	63
2009	62
2010	48
2011	9
2012 and thereafter	13
Total	$243

The minimum pension adjustment represents unrecognized prior service costs associated with the recording of a minimum pension liability in prior fiscal years. This intangible asset may be eliminated or adjusted as necessary when the amount of minimum pension liability is reassessed, which is conducted on an annual basis.

5.                 Supplementary Financial Information

Statements of Income Information

	Three months ended December 31,
Dollars in millions	2006	2005
OTHER INCOME, NET:
Interest income	$11	$7
Loss on foreign currency transactions	(3)	(1)
Other, net	(2)	(1)
Total other income, net	$6	$5
COMPREHENSIVE INCOME:
Net income	$71	$71
Other comprehensive income:
Cumulative translation adjustment	51	(23)
Unrealized holding loss on securities classified as available for sale	1	1
Total comprehensive income	$123	$49

Balance Sheet Information

Dollars in millions	December 31, 2006	September 30, 2006
INVENTORY:
Finished goods	$290	$281
Raw materials	3	4
Total inventory	$293	$285
PROPERTY, PLANT AND EQUIPMENT, NET:
Land and improvements	$58	$56
Buildings and improvements	469	460
Machinery and equipment	670	654
Rental equipment	236	230
Assets under construction	4	8
Internal use software	232	226
Total property, plant and equipment	1,669	1,634
Less: Accumulated depreciation and amortization	(1,013)	(966)
Property, plant and equipment, net	$656	$668

6.                 Restructuring Programs

The restructuring charge recorded in the first quarter of fiscal 2007 is primarily composed of employee separation charges related to our Europe, Middle East and Africa (“EMEA”) operations, in addition to lease obligations. These charges were partially offset by a net benefit due to changes in estimates for prior restructuring plans primarily related to leased facilities.

Fiscal 2007 Restructuring Plan

This reserve reflects the initiation of restructuring actions during the first quarter of fiscal 2007. The following table summarizes the components of this reserve during the first quarter of fiscal 2007:

	Employee
	Separation	Lease
Dollars in millions	Costs	Obligations	Total
Balance as of September 30, 2006	$—	$—	$—
Charges	8	4	12
Balance as of December 31, 2006	$8	$4	$12

The employee separation costs are primarily related to workforce actions in the EMEA region as a result of the Company’s continuing efforts to improve the region’s operational performance in addition to other charges in the U.S. The lease obligations relate to future rent payments, net of estimated sublease income, for unused space in connection with the closing or consolidation of office facilities.

Fiscal 2006 Restructuring Plan

This reserve reflects the remaining balances associated with restructuring actions initiated during fiscal 2006. The following table summarizes the components of this reserve during the first quarter of fiscal 2007:

	Employee
	Separation	Lease
Dollars in millions	Costs	Obligations	Total
Balance as of September 30, 2006	$70	$17	$87
Reversals	—	(7)	(7)
Cash payments	(16)	(1)	(17)
Impact of foreign currency fluctuations	1	—	1
Balance as of December 31, 2006	$55	$9	$64

The employee separation costs are related to workforce actions in the EMEA region, as well as a reduction in the number of service technicians in the U.S. The headcount reductions identified in this action have been completed and the cash payments are expected to be made through the end of fiscal 2007. The lease obligations relate to future rent payments, net of estimated sublease income, for unused space in connection with the closing or consolidation of international office facilities, primarily located in the United Kingdom. During the three months ended December 31, 2006, the Company concluded lease renegotiations, resulting in a change of assumptions and a $7 million reversal of the initial liability.

Restructuring Plans Prior to Fiscal 2006

This reserve reflects the remaining balances associated with restructuring actions initiated prior to fiscal 2006. During the fourth quarter of fiscal 2005, the Company recorded a restructuring charge to reorganize its North American sales and service organizations, consolidate facilities and reduce the workforce in order to optimize the cost structure. The Company also previously recorded a reserve in fiscal 2000 through 2002 for lease terminations. The following summarizes the components of this restructuring reserve during the first quarter of fiscal 2007:

	Employee
	Separation	Lease
Dollars in millions	Costs	Obligations	Total
Balance as of September 30, 2006	$1	$22	$23
Charges	1	—	1
Cash payments	(1)	(1)	(2)
Balance as of December 31, 2006	$1	$21	$22

EITF 95-3 Reserve

This reserve reflects the remaining balance associated with employee separation costs related to the acquisition of Tenovis. The following table summarizes the components of this reserve during the first quarter of fiscal 2007:

Employee
Separation
Dollars in millions	Costs
Balance as of September 30, 2006	$30
Cash payments	(4)
Impact of foreign currency fluctuations	1
Balance as of December 31, 2006	$27

The headcount reductions identified in this action have been completed. The remaining balance includes costs related to some former employees who have elected to receive payments over an extended period of time.

7.                 Financing Arrangements

Capital Lease Obligations

The Company has entered into capital lease obligations for certain equipment and automobiles, for which payment obligations extend through fiscal 2010. These obligations are classified as other current liabilities and other liabilities within the Consolidated Balance Sheets and consist of the following:

Dollars in millions	December 31, 2006	September 30, 2006
As reported in other current liabilities	$4	$4
As reported in other liabilities	8	9
Total capital lease obligations	$12	$13

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

Under the credit facility, borrowings are available in U.S. dollars or euros, and the maximum amount of borrowings that can be outstanding at any time is $400 million, of which $150 million may be in the form of letters of credit. The credit facility is a five-year revolving facility and is not secured by any of the Company’s assets. The credit facility was amended in May 2006 to extend the expiration date of the credit facility to May 24, 2011 and to amend certain definitions resulting in reductions in interest and various fees payable to the lenders. The credit facility contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining a maximum ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization, adjusted for certain business restructuring charges and related expenses and non-cash charges, referred to as adjusted EBITDA, of 2.00 to 1.00, (c) maintaining a minimum ratio of adjusted EBITDA to interest expense of 4.00 to 1.00, (d) limitations on the incurrence of subsidiary indebtedness, (e) limitations on liens, (f) limitations on investments and (g) limitations on the creation or existence of agreements that prohibit liens on our properties. The credit facility also limits our ability to make dividend payments or distributions or to repurchase, redeem or otherwise acquire shares of our common stock to an amount not to exceed 50% of consolidated net income for the fiscal year immediately preceding the fiscal year in which such dividend, purchase, redemption, retirement or acquisition is paid or made. On September 8, 2006, the credit facility was amended to provide that the Company may use an additional $500 million during the period from October 1, 2006 through September 30, 2008 for such activities, over the amount provided for under the 50% of consolidated net income test each year. As of December 31, 2006, the Company was in compliance with all of the covenants included in the credit facility.

Provided that the Company is in compliance with the terms of the credit facility, the Company may use up to $1 billion in cash (excluding transaction fees) and assumed debt for acquisitions completed after February 23, 2005. The acquisition amount will be permanently increased to $1.5 billion after consolidated adjusted EBITDA of the Company and its subsidiaries for any period of twelve consecutive months equals or exceeds $750 million.

There are currently $29 million of letters of credit issued under the credit facility. There are no other outstanding borrowings under the facility and the remaining availability is $371 million as of December 31, 2006. The Company believes the credit facility provides it with an important source of backup liquidity.

8.                 Earnings Per Share of Common Stock

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by adjusting net income and weighted average outstanding shares, assuming conversion of all potentially dilutive securities including stock options, restricted stock units (“RSUs”) and warrants.

	Three months ended December 31,
Dollars in millions, except per share amounts	2006	2005
Earnings Per Common Share—Basic:
Net income	$71	$71
Earnings per share—basic	$0.16	$0.15
Weighted average shares outstanding—basic	454	471
Earnings Per Common Share—Diluted:
Net income	$71	$71
Earnings per share—diluted	$0.15	$0.15
Diluted Weighted Average Shares Outstanding:
Weighted average shares outstanding—basic	454	471
Dilutive Potential Common Shares:
Stock Options	4	5
Restricted Stock Units	1	1
Warrants	—	1
Weighted average shares outstanding—diluted	459	478
Securities excluded from the computation of diluted earnings per common share:
Stock options (1)	37	37

(1)          These securities have been excluded from the diluted earnings per common share calculation because their inclusion would have been antidilutive as their exercise prices were higher than the average market price during the period.

On April 19, 2005, the Board of Directors authorized a share repurchase plan (the “plan”). Under the provisions of the plan, Avaya may use up to $500 million of cash to repurchase shares of its outstanding common stock through April 2007. The Company did not repurchase any of its common stock during the first quarter of fiscal 2007. From January 1, 2007 through February 6, 2007, the Company repurchased and retired 2,791,600 shares of its common stock at an average price of $12.96 per share, for a total of $36 million. Approximately $29 million is available through April 2007 for further share repurchases under the plan. These repurchases are made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price, the terms of the Company’s credit facility and other factors.

9.                 Income Taxes

The following table provides the provision for income taxes for the three-month periods ended December 31, 2006 and 2005:

	Three months ended December 31,
Dollars in millions	2006	2005	Change
Provision for income taxes	$25	$40	$(15)	38%

The provision for income taxes in the first quarter of fiscal 2007 is comprised of U.S. Federal, state and non-U.S. taxes. The provision for the current quarter includes a $6 million benefit from the retroactive extension to January 1, 2006 of the research tax credit pursuant to the Tax Relief and Health Care Act of 2006, and a $7 million tax benefit due to a reduction in estimated tax payable for fiscal 2006 in Germany as a result of additional restructuring charges reported for statutory purposes.

10.          Benefit Obligations

The components of net periodic benefit cost (credit) for the three months ended December 31, 2006 and 2005 are provided in the table below:

	Pension Benefits-U.S.		Pension Benefits- Non-U.S.		Postretirement Benefits-U.S.
	Three months ended December 31,		Three months ended December 31,		Three months ended December 31,
Dollars in millions	2006	2005	2006	2005	2006	2005
Components of Net Periodic Benefit Cost
Service cost	$3	$4	$2	$2	$1	$1
Interest cost	42	41	5	4	10	8
Expected return on plan assets	(51)	(51)	—	—	(2)	(2)
Amortization of unrecognized prior service cost	1	2	—	—	8	4
Recognized net actuarial loss	11	14	—	—	—	1
Net periodic benefit cost	$6	$10	$7	$6	$17	$12

The Company provides certain pension benefits for U.S. and non-U.S. employees, which are not pre-funded. The Company makes payments as these benefits are disbursed. For the three months ended December 31, 2006, the Company made payments for these U.S. and non-U.S. pension benefits totaling $2 million and $3 million, respectively. Estimated payments for these U.S. and non-U.S. pension benefits for the remainder of fiscal 2007 are $4 million and $9 million, respectively.

The Company also provides certain retiree medical benefits for U.S. employees, which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed. For the three months ended December 31, 2006, the Company made payments totaling $13 million for these retiree medical benefits. Estimated payments for these retiree medical benefits for the remainder of fiscal 2007 are $50 million.

11.          Stock Compensation Plans

The Company has a stock compensation plan that provides for the issuance to eligible employees of nonqualified stock options and restricted stock units representing Avaya common stock. In addition, the Company has a stock purchase plan under which eligible employees have the ability to purchase shares of

Avaya common stock at 85% of market value. As of December 31, 2006, there were 7.1 million shares authorized for future grants to purchase Avaya common stock under the Company’s stock compensation plan.

Stock Options

Stock options are generally granted with an exercise price equal to the market value of a share of common stock on the date of grant, have a term of 10 years or less and vest within four years from the date of grant. Most of the stock options granted in fiscal 2004 or later have a term of seven years and vest in three years. For the three months ended December 31, 2006 and 2005, approximately $4.4 million and $3.6 million, respectively, of compensation expense related to stock options was recorded.

In connection with certain of the Company’s acquisitions, outstanding stock options held by employees of acquired companies became exercisable for Avaya’s common stock, according to their terms, effective at the acquisition date. The fair value of these options was included as part of the purchase price of the acquisition.

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

Share-based compensation expense recognized in the Consolidated Statements of Income for the first quarter of fiscal 2007 and 2006 is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

The fair value of each fiscal 2007 option grant was estimated on the grant-date using the lattice-binomial model with the following weighted average assumptions:

Three months ended
December 31, 2006
WEIGHTED AVERAGE ASSUMPTIONS:
Dividend yield	0.00%
Expected volatility	56.72%
Risk-free interest rate	4.66%
Annual forfeiture rate	5.13%
Expected holding period (in years)	3.57

The following table summarizes information concerning options outstanding including the related transactions under the plan for the year ended September 30, 2006 and the three months ended December 31, 2006:

	Shares	Weighted Average
	(000’s)	Exercise Price
OPTIONS OUTSTANDING AS OF SEPTEMBER 30, 2005	48,525	$13.95
Granted	6,503	10.85
Exercised	(3,338)	4.25
Forfeited and Expired	(2,759)	15.57
OPTIONS OUTSTANDING AS OF SEPTEMBER 30, 2006	48,931	14.10
Granted	4,773	12.48
Exercised	(2,705)	6.18
Forfeited and Expired	(827)	11.53
OPTIONS OUTSTANDING AS OF December 31, 2006	50,172	$14.42

The following table summarizes the status of the Company’s stock options as of December 31, 2006:

	Stock Options Outstanding				Stock Options Exercisable
		Average	Weighted	Aggregate		Weighted	Aggregate
		Remaining	Average	Intrinsic		Average	Intrinsic
Range of	Shares	Contractual	Exercise	Value	Shares	Exercise	Value
Exercise Prices	(000’s)	Life (Years)	Price	(000’s)	(000’s)	Price	(000’s)
$0.01 to $6.39	4,998	2.64	$4.28	$49,026	4,998	$4.28	$49,026
$6.40 to $11.18	6,591	5.57	10.48	23,778	2,160	10.43	7,903
$11.19 to $14.84	13,632	4.83	12.94	15,929	8,380	13.27	7,096
$14.85 to $15.89	13,031	2.96	14.90	—	13,031	14.90	—
$15.90 to $51.21	11,920	2.96	22.01	—	11,920	22.01	—
Total	50,172		$14.42	$88,733	40,489	$15.11	$64,025

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s average stock price on December 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable on December 31, 2006 was approximately 14 million. The weighted average remaining contractual life on December 31, 2006 for outstanding and exercisable options is 3.78 and 3.15 years, respectively.

Restricted Stock Units

The Company’s stock compensation plan permits the granting of RSUs to eligible employees and non-employee Directors at fair market value at the grant-date. RSUs typically become fully vested over a four-year period and are payable in shares of the Company’s common stock upon vesting.

The following table presents a summary of the status of the Company’s nonvested RSUs as of September 30, 2006, and changes during the three months ended December 31, 2006:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares (000’s)	Fair Value
Nonvested shares at September 30, 2006	5,319	$12.44
Granted	2,034	12.63
Vested	(289)	9.61
Forfeited	(463)	13.26
Nonvested shares at December 31, 2006	6,601	$12.56

As of December 31, 2006, there was approximately $51 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of four years. Compensation expense related to RSUs was $4 million for each of the three-month periods ended December 31, 2006 and 2005.

Performance-Vesting and Market-Vesting Restricted Stock Units

Performance-vesting and market-vesting RSUs vest upon the achievement of certain targets and are payable in shares of the Company’s common stock upon vesting, typically over a three-year period. Different targets may be established for different awards, some of which may contain “performance-vesting” conditions and some of which may contain “market-vesting” conditions.

“Performance-vesting” awards measure the Company’s performance against pre-established targets. The fair value of RSUs containing a performance-vesting condition is based on the market price of the Company’s stock on the grant-date and assumes that the target payout level will be achieved. Compensation cost is adjusted for subsequent changes in the expected outcome of the performance-vesting condition until the vesting date.

“Market-vesting” awards measure the Company’s relative market performance against that of other companies. The fair value of RSUs containing a market-vesting condition is based on the market price of the Company’s stock on the grant date adjusted to reflect the impact of the market-vesting condition including the estimated payout level based on that condition. Compensation cost is not adjusted for subsequent changes in the expected outcome of the market-vesting condition.

Effective December 19, 2006, the Compensation Committee of the Board of Directors approved awards of 381,000 RSUs to executive officers of the Company pursuant to the terms of the plan, with a market-vesting condition comparing total shareholder return versus a peer group.

Employee Stock Purchase Plan

Under the terms of the employee stock purchase plan, eligible employees may have up to 10% of eligible compensation deducted from their pay to purchase Avaya common stock. The per share purchase price is 85% of the average high and low per share trading price of Avaya’s common stock on the New York Stock Exchange on the last trading day of each month. For the three months ended December 31, 2006 and 2005, $0.7 million and $0.6 million, respectively, of compensation expense related to the employee stock purchase plan was recorded.

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

The GCS segment includes the portion of the rental and managed services revenue attributed to the equipment used in connection with the customer rental and managed services contracts. The portion of these contracts attributed to maintenance and other services is included in the AGS segment.

The segments are managed as two individual businesses and, as a result, include certain allocated costs and expenses of shared services, such as information technology, human resources, legal and finance (collectively, “corporate overhead expenses”). At the beginning of each fiscal year, the amount of certain corporate overhead expenses, including targeted annual incentive awards, to be charged to operating segments is determined and fixed for the entire year. The annual incentive award accrual is adjusted quarterly based on actual year to date results and those estimated for the remainder of the year. Any adjustment of the annual incentive award accrual, as well as any other over/under absorption of corporate overhead expenses against plan, is recorded within Corporate/Other Unallocated Amounts. Restructuring and impairment charges are also recorded and reported within Corporate/Other Unallocated Amounts.

Summarized financial information relating to the Company’s reportable segments is shown in the following table:

	Reportable Segments
	Global	Avaya	Corporate/Other
	Communications	Global	Unallocated
Dollars in millions	Solutions	Services	Amounts	Total
Three months ended December 31, 2006
Revenue	$682	$598	$—	$1,280
Operating income	22	53	15	90
Three months ended December 31, 2005
Revenue	$661	$588	$—	$1,249
Operating income	43	60	4	107

The following table sets forth the Company’s long-lived assets by geographic area:

	December 31,
Dollars in millions	2006	2005
U.S.	$387	$442
Outside the U.S.:
Germany	202	206
EMEA - Europe / Middle East / Africa (excluding Germany)	44	48
APAC - Asia Pacific	17	14
Americas, non-U.S.	6	5
Total outside the U.S.	269	273
Total	$656	$715

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

Securities Litigation

In April and May of 2005, purported class action lawsuits were filed in the U.S. District Court for the District of New Jersey against us and certain of our officers, alleging violations of the federal securities laws. The actions purport to be filed on behalf of purchasers of our common stock during the period from October 5, 2004 (the date of our signing of the agreement to acquire Tenovis Germany GmbH (“Tenovis”)) through April 19, 2005.

The complaints, which are substantially similar to one another, allege, among other things, that the plaintiffs were injured by reason of certain allegedly false and misleading statements made by us relating to the cost of the Tenovis integration, the disruption caused by changes in the delivery of our products to the market and reductions in the demand for our products in the U.S., and that based on the foregoing we had no basis to project our stated revenue goals for fiscal 2005. The Company has been served with a number of these complaints. No class has been certified in the actions. The complaints seek compensatory damages plus interest and attorneys’ fees. In August 2005, the court entered an order identifying a lead plaintiff and lead plaintiffs’ counsel. A consolidated amended complaint was filed in October 2005. Pursuant to a scheduling order issue by the District Court, defendants filed their motion to dismiss the consolidated complaint in December 2005. In September 2006, the District Court granted defendants’ motion to dismiss the case in its entirety and with prejudice, which was appealed by the plaintiffs. The appeal is currently pending with the United States Court of Appeals for the Third Circuit.

Derivative Litigation

In May and July of 2005, three derivative complaints were filed against certain officers and the members of the Board of Directors (“Board”) of the Company. Two complaints were filed in the United States District Court for the District of New Jersey, and one was filed in the Superior Court of New Jersey - Somerset County. The allegations in each of the complaints are substantially similar and include the Company as a nominal defendant. The complaints allege, among other things, that defendants violated their fiduciary duties by failing to disclose material information and/or by misleading the investing public about the Company’s business, asserting claims substantially similar to those asserted in the actions described above under “Securities Litigation.” The complaints seek contribution from the defendants to the Company for alleged violations of the securities laws, restitution to the Company and disgorgement of profits earned by defendants, and fees and costs. The state court matter has been dismissed without prejudice to plaintiff’s possibly re-filing the complaint, pending outcome of the appeal in the “Securities Litigation” action described above. The matters pending in federal court have been administratively terminated possibly to be reinstated pending outcome of the appeal in the “Securities Litigation” action described above. Insofar as all of these actions are inactive, but subject to reinstatement, outcomes cannot be predicted and, as a result, we cannot be assured that these cases will not have a material adverse effect on our financial position, results of operations or cash flows.

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

The complaint alleged, among other things, that the named defendants breached their fiduciary duties owed to participants and beneficiaries of the Plans and failed to act in the interests of the Plans’ participants and beneficiaries in offering Avaya common stock as an investment option, purchasing Avaya common stock for the Plans and communicating information to the Plans’ participants and beneficiaries. The complaint sought a monetary payment to the plans to make them whole for the alleged breaches, costs and attorneys’ fees. The Defendants filed a motion to dismiss the amended complaint in December 2005. In an order and opinion dated April 24, 2006, the District Court judge granted the Defendants’ motion and dismissed the amended complaint in its entirety. In May 2006, the plaintiffs filed a Notice of Appeal with the United States Court of Appeals for the Third Circuit. The parties have completed their respective briefing submissions to the court and are awaiting a notice as to whether the court will entertain oral argument. Although the defendants believe that the District Court correctly decided the motion to dismiss, given the uncertainties of the appeal, at this time the Company cannot determine if this matter will have an effect on its business or, if it does, whether its outcome will have a material adverse effect on its financial position, results of operations or cash flows. Due to the uncertainty surrounding the issues involved in this matter and based on the facts and circumstances known to date, the Company believes that an estimate or potential range of any loss that may be incurred cannot be made at this time.

ERISA Class Action—Stock Funds

In April 2006, a purported class action was filed in the United States District Court for the District of New Jersey, alleging that the Company, certain employees and the Pension and Employee Benefits Investment Committee violated the Employee Retirement Income Security Act of 1974 (“ERISA”), by including in the Avaya Inc. Savings Plan for Salaried Employees, the Avaya Inc. Savings Plan and the Avaya Inc. Savings Plan for the Variable Workforce (“Plans”), investment options for the Lucent Technologies Inc. Stock Fund (“Lucent Fund”) and the Avaya Inc. Stock Fund (“Avaya Fund”) for the period of October 2000 to April 2003 (“Alleged Class Period”). The complaint asserts, among other things, that during the Alleged Class Period defendants breached their fiduciary duties under ERISA by violating ERISA’s provisions against prohibited transactions; offering the Lucent Fund and Avaya Fund imprudently as investment options; failing properly to monitor the funds; and, failing properly to monitor the actions of other plan fiduciaries, thus causing the Plans to suffer damages. The complaint seeks monetary relief on behalf of the Plans and its participants, and also seeks injunctive relief and costs, including attorneys’ fees. Defendants have filed a motion to dismiss this case in its entirety and with prejudice, and that motion is currently pending with the District Court.

This matter is in the early stages of litigation, and an outcome cannot be predicted and, as a result, we cannot be assured that this case will not have a material adverse effect on our financial position, results of operations or cash flows. Due to the uncertainty surrounding the issues involved in this matter and based on the facts and circumstances known to date, the Company believes that an estimate or potential range of any loss that may be incurred cannot be made at this time.

Antitrust Lawsuit

In July 2005, United Asset Coverage, Inc. (“UAC”) filed a verified complaint against the Company in the United States District Court, Northern District of Illinois, alleging, among other things, violations of federal and state antitrust laws, in the manner in which the Company seeks to protect its proprietary information. The verified complaint sought a temporary restraining order against the Company to enjoin immediately its practice of limiting the use of its proprietary information in a manner which UAC believes is in violation of its contracts and licensing agreements. The court denied UAC’s motion for temporary restraints in August 2005 as well as its motion for preliminary injunction in January 2006. The plaintiff, however, has continued to pursue this action, and, as a result, discovery is ongoing. Further, in January 2007, plaintiff filed a motion to amend the complaint to include additional claims of antitrust violations against the Company.

Even though Avaya prevailed in the preliminary injunction proceeding, an outcome in this matter cannot be predicted at this time, and we cannot be assured that this case will not have a material adverse effect on our financial position, results of operations or cash flows. Due to the uncertainty surrounding the issues involved in this matter and based on the facts and circumstances known to date, the Company believes that an estimate or potential range of any loss that may be incurred cannot be made at this time.

Other Matters

Government Subpoenas

On April 29, 2005, the Company received a subpoena to produce documents before a grand jury of the United States District Court, District of South Carolina, relating to the United States’ investigation of potential antitrust and other violations in connection with the federal E-Rate Program. The subpoena requests records from the period January 1, 1997 to the present. The Company complied with the subpoena and has received no indication from the Department of Justice that it has any further obligations or involvement in this matter. Nonetheless, at this time, we cannot determine if this matter will have an effect on our business or, if it does, whether its outcome will have a material adverse effect on our financial position, results of operations or cash flows.

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

The Company is cooperating with the relevant government entities with respect to these subpoenas. Based on the facts and circumstances known to date, the Company believes that an estimate or potential range of any loss that may be incurred with respect to these subpoenas cannot be made at this time.

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

It is often difficult to estimate the future impact of environmental matters, including potential liabilities. The Company has established financial reserves to cover environmental liabilities where they are probable and reasonably estimable. Reserves for estimated losses from environmental matters are undiscounted and consist primarily of estimated remediation and monitoring costs and are, depending on the site, based primarily upon internal or third party environmental studies and the extent of contamination and the type of required cleanup. The Company is not aware of, and has not included in reserves any provision for, unasserted environmental claims.

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

The Company assesses the adequacy of environmental reserves on a quarterly basis. The Company does not expect the outcome of these matters to have a material impact on its financial position. Expenditures for environmental matters for the three-month periods ended December 31, 2006 and 2005 were not material to the Company’s financial position, results of operations or cash flows. Payment for the environmental costs covered by the reserves may be made over a 30-year period. Although the Company does not separately track recurring costs of managing hazardous substances and pollutants in ongoing operations, it does not believe them to be material.

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

Dollars in millions
Balance as of September 30, 2006	$29
Reductions for payments and costs to satisfy claims	(11)
Accruals for warranties issued during the period	12
Balance as of December 31, 2006	$30

Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements

Letters of Credit

The Company has entered into uncommitted credit facilities that vary in term totaling $131 million as of December 31, 2006, for the purpose of securing third party financial guarantees such as letters of credit that ensure the Company’s performance or payment to third parties. Additionally, the Company has a $400 million committed credit facility, which is discussed in Note 7, “Financing Arrangements.” As of December 31, 2006, the Company had outstanding an aggregate of $103 million in irrevocable letters of credit under the committed and uncommitted credit facilities (including $29 million under its $400 million committed credit facility).

Surety Bonds

The Company arranges for the issuance of various types of surety bonds, such as license, permit, bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. These bonds vary in duration although most are issued and outstanding from six months to three years. These bonds are backed by $6 million of our letters of credit. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $27 million as of December 31, 2006. Historically, no surety bonds have been drawn upon.

Purchase Commitments and Termination Fees

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and to help assure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that allow them to produce and procure inventory based upon forecasted requirements provided by the Company. If the Company does not meet these specified purchase commitments, it could be required to purchase the inventory, or in the case of certain agreements, pay an early termination fee. As of December 31, 2006, the maximum potential payment under these commitments was approximately $166 million. Historically, the Company has not been required to pay a charge for not meeting its designated purchase commitments with these suppliers.

All manufacturing of the Company’s products is performed in accordance with detailed specifications and product designs furnished by the Company and is subject to rigorous quality control standards.

Product Financing Arrangements

The Company sells products to various resellers that may obtain financing from certain unaffiliated third party lending institutions. For the Company’s product financing arrangement with resellers outside the U.S., in the event participating resellers default on their payment obligations to the lending institution, the Company is obligated under certain circumstances to guarantee repayment to the lending institution. The repayment amount fluctuates with the level of product financing activity. The guarantee repayment amount reported to the Company from the lending institution was approximately $6 million as of December 31, 2006. The Company reviews and sets the maximum credit limit for each reseller participating in this financing arrangement. Historically, there have not been any guarantee repayments by the Company since the founding of Avaya Inc. in October 2000. The Company has estimated the fair value of this guarantee as of December 31, 2006, and has determined that it is not significant. There can be no assurance that the Company will not be obligated to repurchase inventory under this arrangement in the future.

Performance Guarantee

In connection with the sales of certain businesses, the Company has assigned its rights and obligations under several real estate leases to the acquiring companies (the “assignees”). The remaining terms of these leases vary from one year to eight years. While the Company is no longer the primary obligor under these leases, the lessor has not completely released the Company from its obligation, and holds it secondarily liable in the event that the assignees default on these leases. The maximum potential future payments the Company could be required to make, if all of the assignees were to default as of December 31, 2006, would be approximately $15 million. The Company has assessed the probability of default by the assignees and has determined it to be remote.

Credit Facility Indemnification

In connection with its obligations under the credit facility described in Note 7, “Financing Arrangements,” the Company has agreed to indemnify the third party lending institutions for costs incurred by the institutions related to changes in tax law or other legal requirements. While there have been no amounts paid to the lenders pursuant to this indemnity in the past, there can be no assurance that the Company will not be obligated to indemnify the lenders under this arrangement in the future.

Transactions with Lucent Technologies, Inc.

Pursuant to the Contribution and Distribution Agreement, Lucent Technologies Inc., predecessor to Alcatel-Lucent (“Lucent”), contributed to the Company substantially all of the assets, liabilities and operations associated with its enterprise networking businesses (“Company’s Businesses”). The Contribution and Distribution Agreement, among other things, provides that, in general, the Company will indemnify Lucent for all liabilities including certain pre-distribution tax obligations of Lucent relating to the Company’s Businesses and all contingent liabilities primarily relating to the Company’s Businesses or otherwise assigned to the Company. In addition, the Contribution and Distribution Agreement provides that certain contingent liabilities not allocated to one of the parties will be shared by Lucent and the Company in prescribed percentages. The Contribution and Distribution Agreement also provides that each party will share specified portions of contingent liabilities based upon agreed percentages related to the business of the other party that exceed $50 million. The Company is unable to determine the maximum potential amount of other future payments, if any, that it could be required to make under this agreement.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements	25
Overview	26
Key Trends and Uncertainties Affecting Our Results	28
Operating Segments	30
Results from Continuing Operations	31
Segment Results	33
Liquidity and Capital Resources	37

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited interim Consolidated Financial Statements and the notes included elsewhere in this Quarterly Report on Form 10-Q.

Our accompanying unaudited interim Consolidated Financial Statements as of December 31, 2006 and for the three months ended December 31, 2006 and 2005, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the U.S. Securities and Exchange Commission, or the SEC, for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2006, which were included in our Annual Report on Form 10-K filed with the SEC on December 8, 2006. In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated.

Certain prior year amounts have been reclassified to conform to the current year presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

Forward-Looking Statements

Our disclosure and analysis in this Quarterly Report on Form 10-Q contains some forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section below entitled “Risk Factors.”  Consequently, no forward-looking statement can be guaranteed and you are cautioned not to place undue reliance on these forward-looking statements. Actual future results may vary materially. Except as may be required under the federal securities laws, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the SEC.

Overview

Products, Applications and Services

We are a leading provider of communications solutions, comprised of equipment hardware, software and services that help enterprises transform their businesses by redefining the way they work and interact with their customers, employees, business partners, suppliers and others. A key component of our strategy is to leverage our substantial experience and expertise in traditional voice communications systems to capitalize on the transition of these traditional voice systems to Internet Protocol, or IP, and the adoption of IP telephony solutions. Our product offerings include IP telephony systems and traditional voice communications systems, multi-media contact center infrastructure and applications in support of customer relationship management, unified communications applications and appliances, such as IP telephone sets.  These offerings are part of what we refer to as “intelligent communications,” which is about embedding communications solutions into our customers’ business processes to help them transform their businesses and innovate their business models. We believe our comprehensive suite of IP telephony solutions, communications applications and appliances, as supported by our global services organization and extensive network of business partners, transforms the enterprise communications system into a strategic asset for businesses, by enabling them to communicate to “anyone, at any place, at any time and in any way” they choose.

We support our broad customer base with comprehensive global services offerings that enable our customers to plan, design, implement, integrate, monitor and manage their communications networks. We believe our global services organization is an important consideration for customers purchasing our products and applications and is a source of significant revenue for us, primarily from maintenance contracts. The skilled professionals of our services organization, together with our network of business partners and our ability to diagnose customer network faults remotely, can provide 24-hour-a-day, seven-day-a-week service to our customers around the world. Our end-to-end portfolio of services offerings provides a single point of accountability.

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

We operate in approximately 50 countries and sell products and services through a network of business partners, distributors and dealers who have customers in nearly 100 other countries. In the first quarter of fiscal 2007, approximately 43% of our revenues were generated outside the U.S.

We are focused on the transition of traditional voice communications to converged networks that provide for the integration of voice, data, video and other applications traffic on a single network. We offer customers the flexibility to implement new IP telephony solutions or “IP-enable” their existing voice communications systems, thereby preserving some of their existing communications technology investments and allowing them to implement IP telephony at their own pace. Converged networks offer increased functionality and provide our enterprise customers with the ability to reach the right person at the enterprise, at the right time, in the right place and in the right way, thereby optimizing business interactions and enhancing our customers’ ability to grow revenue and reduce costs. Our products, applications and services are driving the integration of communications and business processes, making communications an important component of our customers’ business strategies. This is the focus of our strategic roadmap around “intelligent communications.”

We enjoy several strengths that we believe provide us with a competitive advantage in the enterprise communications market:

•       business focus on IP telephony and converged network technologies;

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

Financial Results Summary

Revenue—Revenue was $1,280 million and $1,249 million for the first quarter of fiscal 2007 and 2006, respectively. Overall  revenue grew by 2.5% as a result of increases in both of our operating segments. Revenues for the first quarter of fiscal 2007 included a favorable currency impact of $31 million that benefited both operating segments, almost entirely in Europe. Excluding this benefit, overall revenue would have been flat compared to the first quarter of fiscal 2006. Revenue in the quarter was impacted by disruptions associated with the warehousing and physical distribution issue discussed below in “Manufacturing and Logistics.”

Gross Margin—Our gross margin increased by $10 million due to an increase in volume and a benefit from foreign currency fluctuation, although the gross margin rate fell slightly to 46.8%. Despite improvements in overall gross margin for sales of products and services, the decrease in the overall gross margin rate was primarily the result of the decline in margin rates on rental and managed service contracts, particularly due to a large managed services contract with a relatively lower margin than historical contracts. The gross margin for the first quarter of fiscal 2006 includes an $11 million benefit, or approximately one percentage point impact, from a change in our vacation policy.

Operating Expenses—Our selling, general and administrative (SG&A) expenses increased by $4 million to $389 million for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. This net increase was primarily due to the inclusion of a $7 million benefit in the first quarter of fiscal 2006 related to the change in our vacation policy, increased employee benefit costs and unfavorable foreign currency fluctuations, partially offset by several benefits in the current quarter. These benefits included a gain on the sale of real estate and an $8 million benefit from the favorable resolution of non-income tax audits in several jurisdictions. The increased employee benefit costs were primarily due to the previously-disclosed increase in post-retirement health benefits for union employees.

During the first quarter of fiscal 2007, our research and development (R&D) expenses increased $17 million to $114 million due to an increase in gross investment, in line with our initiative to invest nine percent of revenue in R&D. The first quarter of fiscal 2006 included a $3 million benefit related to the change in our vacation policy.

We also recorded $6 million in net charges for restructuring actions during the first quarter of fiscal 2007. These represent $12 million of charges for employee separation costs and lease obligations, partially offset by a net benefit of $6 million for changes in estimates for prior restructuring plans primarily related to leased facilities.

Profitability—We earned net income of $71 million for each of the first quarters of fiscal 2007 and 2006. Our operating income was $90 million, or 7.0% of revenue, for the first quarter of fiscal 2007, compared to $107 million, or 8.6% of revenue, for the first quarter of fiscal 2006. Operating income for the first quarter of fiscal 2007 includes several benefits in costs and operating expenses as described above, partially offset by an increase in net restructuring charges and R&D investment. Operating income for the first quarter of fiscal 2006 included a $21 million benefit from the change in our vacation policy.

Key Trends and Uncertainties Affecting Our Results

Trends and Uncertainties Affecting Our Revenue

The following are the key factors we believe are currently affecting our revenue:

•       Technology transition—Our growth strategy relies heavily on capturing a significant share of the spending by enterprises on their transition of technology from traditional communications systems to IP telephony. We believe that IP telephony has gained widespread acceptance in the marketplace and over time we expect demand to continue to increase as the industry goes through the mainstream adoption phase in the product lifecycle. According to the latest available industry statistics, approximately half of all lines currently being shipped are IP rather than TDM. As a result of the technology transition, spending by enterprises on traditional voice communication systems has been declining. Increases in our product revenue attributable to sales of IP telephony systems continue to be offset in part by declines in product revenue attributable to traditional voice communication systems.

•       Competitive environment—We have historically operated, and continue to operate, in an extremely competitive environment. However, the migration of traditional technology to IP telephony has resulted in an increased number of competitors offering similar products and applications. One aspect of this environment is that we regularly face pricing pressures in the markets in which we operate which may negatively impact our gross margins. In addition, we also face pricing pressure when long-term maintenance and managed services contracts expire. They are typically renewed at lower prices due to continuing competitive pressure and expectations from the marketplace to acquire technology at lower costs. The impact of the price erosion affects both our rental and managed services offers, as well as maintenance. We have been able to partially mitigate the effects of pricing pressures on profitability through our cost reduction initiatives.

             For other uncertainties related to the competitive environment in which we operate, see “Risk Factors—Risks Related To Our Revenue and Business Strategy—We face intense competition from our current competitors and, as the enterprise communications and information technology markets evolve, may face increased competition from companies that do not currently compete directly against us.”

•       Pressures on services business—Due to advances in technology, our customers continue to expect traditional services to be at lower prices to them. In addition, our customers routinely look for opportunities to reduce their information technology and related costs. A high correlation exists with respect to customers in our direct channel who purchase products also electing to purchase maintenance contracts at the time of the product purchase. However, at the time of contract renewal, maintenance revenues have been affected by reductions in scope of contracted services (i.e. number of ports, number of sites, or hours and levels of coverage) at the time of contract renewal, cancellations and increased competition, as well as the price erosion noted above. These factors have resulted in challenges to our Avaya Global Services segment. We have been able to partially offset these impacts by focusing on new types of services such as professional and managed services. These new types of services may have lower margins than our traditional services. In addition, we have also been able to reduce our costs to minimize the impact on our operating income.

•       Disruption in logistics—As we continue to seek to optimize our end-to-end supply chain, we have been outsourcing various logistics functions over the course of the past few years. As previously disclosed, in the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007, we moved certain warehousing and physical distribution operations to a different third party provider at a new facility. Following this move we have been experiencing disruption, resulting in delays in delivery of products from this warehouse, which we estimate negatively impacted our revenue by approximately $20 million during the first quarter of fiscal 2007. We are working with this third party provider to resolve these issues. See “Manufacturing and Logistics” for more information.

•       Foreign currency—Our revenues outside of the U.S. were 43% of our consolidated revenues in the first quarter of fiscal 2007 compared to 41% in the first quarter of fiscal 2006. Revenues for the first quarter of fiscal 2007 include a favorable currency impact of $31 million as compared to the first quarter of fiscal 2006. Any strengthening of the U.S. dollar against other currencies, particularly the euro, will have a negative impact on our reported revenues and, to a lesser degree, on our profitability. Conversely, any weakening of the U.S. dollar will have a positive impact.

•       Economic conditions—An important factor affecting our ability to generate revenue is the effect of general economic conditions on our customers’ willingness to spend on information technology and, particularly, enterprise communications technology. Variability in employment, corporate profit growth, interest rates, energy prices and other factors in specific markets could impact corporate willingness to spend on communications technology in the near term. Additionally, country-to-country variability in worldwide economic growth could also impact our business as growth rates of developed and more stable economies tend to be lower than that of emerging economies, where there could be more variables affecting the economic growth.

Manufacturing and Logistics

The Company’s products are supplied through contract manufacturers and original equipment manufacturers. Our manufacturers produce a majority of our products in facilities located in Mexico, Malaysia, the Czech Republic, China, Israel, Poland, Ireland, France, Germany and the United States. The contract manufacturing of the Company’s products is performed in accordance with detailed specifications and product designs furnished by the Company and is subject to rigorous quality control standards.

As we continue to seek to optimize our end-to-end supply chain, we have been outsourcing various logistics functions over the course of the past few years. We rely on third-party logistics service providers to provide services for our business, including warehousing and physical distribution. If a logistics service provider does not meet our service level and quality requirements for any reason, we may be unable to fulfill our customers’ orders in a timely and accurate manner, which could delay or decrease our revenue or otherwise have an adverse effect on our revenue and our costs.  In the first quarter of fiscal 2007, we moved certain warehousing and physical distribution operations to a different third party logistics service provider at a new facility, which now services a significant portion of our warehousing and physical distribution needs. There have been disruptions and delays in delivery of certain products from this facility and we estimate the impact on revenue in the first quarter of fiscal 2007 was in the range of $20 million and we incurred costs in the quarter related to these disruptions. While we and our logistics service provider have been making improvements as we progress through this transition, we cannot assure you that this issue will not continue to have an adverse effect on our revenue and increase our costs.

We also face increasing complexity in our product design, logistics and procurement operations as we adjust to new and upcoming requirements relating to the materials composition of our products, such as the European Union (“EU”) directives regarding Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) and the Waste Electrical and Electronic Equipment (“WEEE”) directive. Other environmental regulations may require us to reengineer products to utilize components compatible with these changing regulatory requirements and the resulting reengineering and component substitution may result in additional costs to us. Even if we are able and willing to reengineer products or pay additional costs, we still may be adversely affected if the materials and components that we need are unavailable to us. In addition, if we were found to be in violation of these regulations, we could be subject to government fines, noncompliant products may be banned from markets covered by the regulations and our customers could incur liability. Although we do not anticipate any material adverse effects based on the nature of our operations and the effect of such regulations, there is no assurance that existing regulations or future regulations will not have an adverse effect on us.

We also purchase certain hardware components and license certain software components from third-party original equipment manufacturers and resell them under the Avaya brand.  In some cases certain components are only available from a single source or from a limited source of suppliers. Delays or shortages associated with these components could cause significant disruption to our operations.

For more information on risks associated with all of the above activities, see Item 1A. “Risk Factors—Risks Related To Our Operations—We rely on outsourced product manufacturers, distributors and warehousing agents for our products and various issues with respect to the delivery of our products could arise which could adversely impact both our revenue and our costs.”

Operating Segments

We manage our business based on two operating segments—Global Communications Solutions, or GCS, and Avaya Global Services, or AGS. The following table sets forth the allocation of our revenue among our operating segments and expressed as a percentage of total revenue:

					First Fiscal Quarter
Fiscal 2006							Mix
1Q06	2Q06	3Q06	4Q06	Dollars in millions	2007	2006	2007	2006	Change
$661	$661	$704	$760	Global Communications Solutions	$682	$661	53%	53%	$21	3.1%
588	577	593	604	Avaya Global Services	598	588	47%	47%	10	1.7%
$1,249	$1,238	$1,297	$1,364	Total	$1,280	$1,249	100%	100%	$31	2.5%

Overall revenue grew by 2.5% and includes the benefit from foreign currency fluctuations. Excluding this benefit, overall revenue would have been flat compared to the first quarter of fiscal 2006. The 3.1% and 1.7% increases in GCS and AGS revenue, respectively, include benefits from foreign currency fluctuations. Excluding these foreign currency benefits, GCS and AGS revenue would have been relatively flat compared to the first quarter of fiscal 2006. AGS revenues were affected by a decline in our rental base which was offset by the benefit of a large managed services contract.

Results from Continuing Operations

Three Months Ended December 31, 2006 Compared with Three Months Ended December 31, 2005

Revenue

The following table sets forth a comparison of revenue by type:

					First Fiscal Quarter
Fiscal 2006							Mix
1Q06	2Q06	3Q06	4Q06	Dollars in millions	2007	2006	2007	2006	Change
$591	$593	$636	$690	Sales of products	$619	$591	48%	47%	$28	4.7%
504	492	507	514	Services	509	504	40%	40%	5	1.0%
154	153	154	160	Rental and managed services	152	154	12%	13%	(2)	-1.3%
$1,249	$1,238	$1,297	$1,364	Total revenue	$1,280	$1,249	100%	100%	$31	2.5%

Revenue from sales of products increased by 4.7% and includes a benefit from foreign currency fluctuations and increases due to demand for our IP telephony solutions, partially offset by the decline in sales of TDM products. Services revenue increased by 1.0% and includes a benefit from foreign currency fluctuations, partially offset by reductions in scope of contracted services, cancellations and pricing pressures. Rental and managed services revenue decreased by 1.3% resulting from changes in scope of contracted services, cancellations and pricing pressures related to our rental business, partially offset by a benefit from foreign currency fluctuations and revenue from a large managed services contract.

The following table sets forth a geographic comparison of revenue:

					First Fiscal Quarter
Fiscal 2006							Mix
1Q06	2Q06	3Q06	Q406	Dollars in millions	2007	2006	2007	2006	Change
$734	$719	$753	$788	U.S.	$732	$734	57%	59%	$(2)	-0.3%
				Outside the U.S.:
186	182	182	183	Germany	186	186	14%	15%	—	0.0%
178	174	205	208	EMEA—Europe / Middle East / Africa (Excluding Germany)	203	178	16%	14%	25	14.0%
364	356	387	391	Total EMEA	389	364	30%	29%	25	6.9%
87	99	87	110	APAC—Asia Pacific	88	87	7%	7%	1	1.1%
64	64	70	75	Americas, non-U.S.	71	64	6%	5%	7	10.9%
515	519	544	576	Total outside the U.S.	548	515	43%	41%	33	6.4%
$1,249	$1,238	$1,297	$1,364	Total revenue	$1,280	$1,249	100%	100%	$31	2.5%

Revenues in the U.S. were flat compared with the first quarter of fiscal 2006, as increases in product revenue were offset by declines in managed services. Excluding the benefit of foreign currency fluctuations, Germany’s revenue would have declined. EMEA revenue, excluding Germany, grew by 14%. Excluding the impact of foreign currency fluctuations, EMEA growth was approximately 7%, helped by strong demand in Russia and the United Kingdom. Although our APAC region was most adversely impacted by the disruption related to the warehousing and physical distribution issue, APAC revenue was roughly flat, helped by  strong performance in India. Revenue in Americas, non-U.S. increased due to growth in contract maintenance and product revenues in the region’s major markets.

The following table sets forth a comparison of revenue from sales of products by channel:

					First Fiscal Quarter
Fiscal 2006							Mix
1Q06	2Q06	3Q06	4Q06	Dollars in millions	2007	2006	2007	2006	Change
$268	$250	$277	$302	Direct	$259	$268	42%	45%	$(9)	-3.4%
323	343	359	388	Indirect	360	323	58%	55%	37	11.5%
$591	$593	$636	$690	Total sales of products	$619	$591	100%	100%	$28	4.7%

Sales of products through the indirect channel accounted for 58% of the revenue from product sales as compared to 55% for the same quarter last fiscal year. Increased demand for our products through the indirect channel in the U.S., as well as in the international regions, contributed to the shift in mix.

Gross Margin

The following table sets forth a comparison of gross margin by type:

					First Fiscal Quarter
Fiscal 2006							Percent of Revenue
1Q06	2Q06	3Q06	4Q06	Dollars in millions	2007	2006	2007	2006	Change
53.1%	53.6%	52.2%	54.8%	On sales of products	$330	$314	53.3%	53.1%	$16	5.1%
36.1%	35.2%	33.9%	32.1%	On services	185	182	36.3%	36.1%	3	1.6%
60.4%	56.9%	54.5%	57.5%	On rental and managed services	84	93	55.3%	60.4%	(9)	-9.7%
47.2%	46.7%	45.3%	46.6%	Total gross margin	$599	$589	46.8%	47.2%	$10	1.7%

The $10 million increase in gross margin for the first quarter of fiscal 2007 reflects an increase in the volume of sales of products and a benefit from foreign currency fluctuation, although the gross margin rate fell slightly. The first quarter of fiscal 2006 gross margin includes an $11 million benefit, or approximately one percentage point impact, from the change in our vacation policy. Despite improvements in overall gross margin on sales of products and services, the decrease in the overall gross margin rate was primarily the result of the decline in margin rates on rental and managed service contracts, particularly due to a large, lower-margin managed services contract.

Gross margin on sales of products increased by $16 million primarily due to higher sales volume. Factors affecting the gross margin rate included benefits from cost reductions, partially offset by the unfavorable impacts of the warehousing and physical distribution issue and mix of indirect channel sales.

Services gross margin and rate were essentially flat when compared to first quarter of fiscal 2006. Cost reductions from employee restructuring actions in prior periods were partially offset by increased employee benefit costs.

Rental and managed services gross margin and rate both decreased due to reductions in scope of contracted services at the time of contract renewal, cancellation of contracts with historically higher margins as well as price erosion on new contracts, and a large managed service contract with a relatively lower margin than historical contracts.

Operating expenses

					First Fiscal Quarter
Fiscal 2006							Percent of Revenue
1Q06	2Q06	3Q06	4Q06	Dollars in millions	2007	2006	2007	2006	Change
$385	$399	$423	$388	Selling, general and administrative	$389	$385	30.4%	30.8%	$4	1.0%
97	106	115	110	Research and development	114	97	8.9%	7.8%	17	17.5%
—	20	22	62	Restructuring charges, net	6	—	0.5%	0.0%	6	—
$482	$525	$560	$560	Total operating expenses	$509	$482	39.8%	38.6%	$27	5.6%

The $4 million increase in SG&A expenses is primarily due to increased employee benefit costs and unfavorable foreign currency fluctuations, partially offset by benefits resulting from the favorable resolution of non-income tax audits and a gain on the sale of real estate.  The first quarter of fiscal 2006 included a $7 million benefit related to the change in our vacation policy.

R&D expenses increased by $17 million compared to the same quarter last fiscal year due to increased gross investment, in line with our current year initiative to invest nine percent of revenue in R&D. The first quarter of fiscal 2006 included a $3 million benefit related to the change in our vacation policy.

Restructuring charges, net for the first quarter of fiscal 2007 represent $12 million of charges for employee separation costs and lease obligations, partially offset by a net benefit of $6 million for changes in estimates for prior restructuring plans primarily related to leased facilities.

Other Income, Net

Fiscal 2006					First Fiscal Quarter
1Q06	2Q06	3Q06	4Q06	Dollars in millions	2007	2006	Change
$5	$6	$5	$8	Other income, net	$6	$5	$1	20%

Other income, net for the first quarters of fiscal 2007 and 2006 primarily represents interest income earned on cash and cash equivalents.

Interest Expense

Fiscal 2006					First Fiscal Quarter
1Q06	2Q06	3Q06	4Q06	Dollars in millions	2007	2006	Change
$1	$2	$—	$—	Interest expense	$—	$1	$(1)	-100%

Capital lease obligations of $12 million represent our only financing arrangement as of December 31, 2006, and therefore, we have incurred insignificant interest expense.

Provision for (Benefit from) Income Taxes

Fiscal 2006					First Fiscal Quarter
1Q06	2Q06	3Q06	4Q06	Dollars in millions	2007	2006	Change
$40	$19	$(11)	$35	Provision for (benefit from) income taxes	$25	$40	$(15)	38%

The provision for income taxes in the first quarter of fiscal 2007 is comprised of U.S. Federal, state and non-U.S. taxes. It also includes a $6 million benefit from the retroactive extension to January 1, 2006 of the research tax credit pursuant to the Tax Relief and Health Care Act of 2006 and a $7 million tax benefit due to a reduction in estimated tax payable for fiscal 2006 in Germany as a result of additional restructuring charges reported for statutory purposes. The provision for the first quarter of fiscal 2007 resulted in an effective tax rate of 26%, which we believe is not indicative of the estimated tax rate for the full fiscal year.

The provision for income taxes in the first quarter of fiscal 2006 was comprised of U.S. Federal, state and non-U.S. taxes. The provision for the first quarter of fiscal 2006 resulted in an effective tax rate of 36.4%.

Segment Results

Global Communications Solutions

The GCS segment is focused on the sale of communications systems, equipment and applications to our enterprise customers. Our primary offerings in this segment include IP telephony solutions and traditional voice communications solutions, multi-media contact center infrastructure and applications in support of customer relationship management, and unified communications applications and appliances.

Large communications systems are IP and traditional, or TDM, telephony systems marketed to large enterprises. These systems include:

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

Converged voice applications consist of applications for multi-media contact centers and unified communications. These include:

•       applications in support of customer relationship management; and

•       messaging for IP and traditional systems.

The following table sets forth revenue by similar class of products within the GCS segment:

					First Fiscal Quarter
Fiscal 2006							Mix
1Q06	2Q06	3Q06	4Q06	Dollars in millions	2007	2006	2007	2006	Change

$413	$414	$455	$483	Large Communications Systems	$435	$413	64%	63%	$22	5.3%
88	94	92	96	Small Communications Systems	85	88	12%	13%	(3)	-3.4%
151	141	144	169	Converged Voice Applications	151	151	22%	23%	—	0.0%
9	12	13	12	Other	11	9	2%	1%	2	22.2%
$661	$661	$704	$760	Total GCS revenue	$682	$661	100%	100%	$21	3.2%

Overall GCS revenue grew by $21 million, or 3.2%, primarily due to a benefit from foreign currency fluctuations that benefited each class of GCS revenue.

The $22 million increase in large communication systems revenue was the result of increased demand for enterprise gateways and equipment. These product increases were offset by lower sales of traditional messaging, appliances and other mature product lines. Small communications systems revenues fell slightly and converged voice applications revenues were flat compared to the first quarter of fiscal 2006.

The following table sets forth operating income of the GCS segment:

					First Fiscal Quarter
Fiscal 2006							Percent of Revenue
1Q06	2Q06	3Q06	4Q06	Dollars in millions	2007	2006	2007	2006	Change

$43	$32	$36	$86	Operating income	$22	$43	3.2%	6.5%	$(21)	-48.7%

The $21 million decline in operating income was primarily due to increases in R&D investment and the first quarter of fiscal 2006 benefit of $11 million from a change in the Company’s vacation policy.  In addition, operating income for the first quarter of 2007 was impacted by costs associated with higher inventory levels and increased selling expenses.

Avaya Global Services

The AGS segment is focused on supporting our broad customer base with comprehensive end-to-end global service offerings that enable our customers to plan, design, implement, monitor and manage their converged communications networks and contact center systems worldwide. AGS provides its services through the following offerings:

Product Support Services—AGS monitors and optimizes customers’ network performance ensuring availability and keeps communication networks current with the latest software releases. In the event of an outage, our services team helps customers restore their networks. This division was previously referred to as “Maintenance.”

Consulting and Systems Integration—Through operation, implementation and integration specialists and consultants worldwide, AGS helps customers leverage and optimize their multi-technology, multi-vendor environments through the use of contact centers, unified communication networks, and IP telephony. This division was previously referred to as “Implementation and Integration Services.”

Global Managed Services—AGS supplements our customers’ in-house staff and manages complex multi-vendor, multi-technology networks, optimizes network performance and configurations, backs up systems, detects and resolves faults, performs moves, adds and changes, and manages our customers’ trouble tickets and inventory. This category includes customers who have chosen a bundled solution with enhanced services not provided in a basic maintenance contract, and service of solutions sold under a rental payment basis. The managed services business generally involves larger contracts with customers who outsource responsibility for their voice applications domain to us. We face challenges in this area, including ensuring that we deliver consistent levels of service globally to these large, and often multi-national, customers while controlling costs and expanding the required skill set of our services organization.

The profitability of our services business is also affected by the fixed costs associated with our represented workforces in the U.S. and EMEA and includes the impact of increases in employee benefit costs. In addition, our profitability is impacted by the complexities associated with maintenance of global, multi-vendor IP networks as compared with local, closed, proprietary TDM networks, such as the need to assure a sufficient level of service technicians with IP skills.

The following table sets forth revenue by similar class of services within the AGS segment:

					First Fiscal Quarter
Fiscal 2006							Mix
1Q06	2Q06	3Q06	4Q06	Dollars in millions	2007	2006	2007	2006	Change

$412	$401	$402	$404	Product Support Services	$411	$412	69%	70%	$(1)	-0.2%
95	89	106	111	Consulting and Systems Integration	98	95	16%	16%	3	3.2%
81	86	84	89	Global Managed Services	89	81	15%	14%	8	9.9%
—	1	1	—	Services—Other	—	—	0%	0%	—	0.0%
$588	$577	$593	$604	Total AGS revenue	$598	$588	100%	100%	$10	1.7%

Overall AGS revenue increased by $10 million, or 1.7%, due to foreign currency fluctuations that benefited each class of AGS revenue and increased global managed services revenue. AGS revenues in the U.S. declined but were offset by increases in all other geographic regions.

Product support services revenues were roughly flat compared to the first quarter of fiscal 2006. Consulting and systems integration revenues grew slightly. Global managed services revenues increased due to a large managed services contract which was partially offset by reductions in scope, cancellations of contracted services and price erosion on new contracts.

The following table sets forth operating income of the Avaya Global Services segment:

					First Fiscal Quarter
Fiscal 2006							Percent of Revenue
1Q06	2Q06	3Q06	4Q06	Dollars in millions	2007	2006	2007	2006	Change

$60	$41	$34	$36	Operating income	$53	$60	8.9%	10.2%	$(7)	-11.0%

The decrease in operating income is primarily due to the benefit of $10 million during the first quarter of fiscal 2006 from the change in our vacation policy. In addition, the benefit of reduced costs from restructuring actions was offset by lower margins on a large managed services contract and increased employee benefit costs.

Corporate/Other Unallocated Amounts

					First Fiscal Quarter
Fiscal 2006							Percent of Revenue
1Q06	2Q06	3Q06	4Q06	Dollars in millions	2007	2006	2007	2006	Change

$4	$(20)	$(42)	$(47)	Operating income (loss)	$15	$4	2.5%	0.7%	$11	272.1%

At the beginning of each fiscal year, the amount of corporate overhead and certain other expenses, including targeted annual incentive awards, to be charged to operating segments is determined and fixed for the entire year. Any adjustment of the annual incentive accrual, as well as any other over/under absorption of corporate overhead expenses against plan, is recorded within Corporate/Other Unallocated Amounts. In addition, certain discrete items, such as charges relating to restructuring actions, are not allocated to the operating segments and remain in Corporate/Other Unallocated Amounts.

For the first quarter of fiscal 2007, operating income in Corporate/Other Unallocated Amounts is primarily due to the $7 million gain on the sale of real estate, the $8 million benefit from non-income tax audit settlements in several jurisdictions and $6 million of miscellaneous items, partially offset by $6 million of net restructuring charges.

Liquidity and Capital Resources

During the first quarter of fiscal 2007, we generated positive cash flow from operations of $17 million. In addition, we used $15 million of cash to acquire Traverse Networks and used $39 million of cash for capital expenditures and software development costs, which contributed to the decrease in cash and cash equivalents to $895 million as of December 31, 2006 from $899 million as of September 30, 2006.

Sources and Uses of Cash for the Three Months Ended December 31, 2006

A condensed statement of cash flows for the first quarter of fiscal 2007 and 2006 follows:

	First Fiscal Quarter
Dollars in millions	2007	2006
Net cash provided by (used for):
Operating activities	$17	$106
Investing activities	(53)	(42)
Financing activities	20	(84)
Effect of exchange rate changes on cash and cash equivalents	12	(4)
Net decrease in cash and cash equivalents	(4)	(24)
Cash and cash equivalents at beginning of the quarter	899	750
Cash and cash equivalents at end of quarter	$895	$726

Operating Activities

Our net cash provided by operating activities was $17 million for the first quarter of fiscal 2007, compared to $106 million in the first quarter of fiscal 2006. The decrease in cash provided by operating activities was primarily driven by higher employee incentive payments and an increase in working capital due primarily to the timing of vendor payments and slower collections of non-U.S. receivables discussed below. The first quarter of fiscal 2007 included payment of employee incentives based on fiscal 2006 performance. The first quarter of fiscal 2006 included payments of lower discretionary awards based on fiscal 2005 performance.  This change in the level of incentive payments resulted in an approximately $70 million increase in cash usage.

Accounts Receivable, Net—The following summarizes our accounts receivable, net and related mertrics:

Dollars in millions	December 31, 2006	September 30, 2006	Change
Accounts receivable, gross	$909	$928	$(19)
Allowance for doubtful accounts	(55)	(57)	2
Accounts receivable, net	$854	$871	$(17)
Allowance for doubtful accounts as a percent of accounts receivable, gross	6.1%	6.1%	0%
Past due receivables as a percent of account receivable, gross	21.6%	17.8%	3.8%

For the three months ended
	December 31, 2006	September 30, 2006	Change
Days sales outstanding (DSO)	60 days	57 days	+3 days

The decrease in accounts receivable was primarily the result of fluctuations in sales between the first quarter of fiscal 2007 and fourth quarter of fiscal 2006 and the timing of collections around calendar year-end. The increase in DSO was primarily caused by slower collections of non-U.S. receivables.

Inventory—The following summarizes our inventory and inventory turnover:

Dollars in millions	December 31, 2006	September 30, 2006	Change
Finished goods	$290	$281	$9
Raw materials	3	4	(1)
Total inventory	$293	$285	$8
Inventory turnover	9.3 times	10.2 times	-0.9 times

Inventory increased slightly since the beginning of fiscal 2007, primarily as a result of the warehousing and physical distribution issue described above in “Manufacturing and Logistics.”

Accounts Payable—The following summarizes our accounts payable:

Dollars in millions	December 31, 2006	September 30, 2006	Change
Accounts payable	$371	$418	$(47)
Days payable outstanding	49	51	-2

Accounts payable decreased in the first quarter of fiscal 2007 from the prior quarter due to the timing of payments during the quarter.

Investing Activities

Net cash used for investing activities was $53 million in the first quarter of fiscal 2007, compared with $42 million in the same quarter last year. Activities in the current quarter include $20 million for capital expenditures, $19 million for capitalized software development costs and $15 million for the acquisition of Traverse Networks.

Cash used in the same quarter of fiscal 2006 included $26 million for capital expenditures and $18 million for capitalized software development costs.

Financing Activities

Net cash provided by financing activities was $20 million in the first quarter of fiscal 2007, compared with net cash used for financing activities of $84 million in the same quarter last year. Activities in the current quarter included $20 million of cash received in connection with the issuance of common stock under our employee stock purchase plan and stock option plans.

Cash used in the same quarter of fiscal 2006 consisted primarily of $90 million to repurchase our common stock pursuant to our stock repurchase plan, partially offset by $6 million of cash received in connection with issuance of common stock under our employee stock purchase plan and stock option plans.

Future Cash Requirements and Sources of Liquidity

Future Cash Requirements

Our primary future cash requirements will be to fund capital expenditures, restructuring payments, employee benefit obligations, share repurchases and future acquisitions.

Specifically, we expect our primary cash requirements for the remainder of fiscal 2007 to be as follows:

•       Capital expenditures—We expect to spend approximately $200 million for capital expenditures and capitalized software development costs during the remainder of fiscal 2007.

•       Restructuring payments—We expect to make payments of approximately $70 million during the remainder of fiscal 2007 for employee separation costs and lease termination obligations associated with restructuring actions we have taken to date. We are evaluating a plan to take further actions during the remainder of fiscal 2007, primarily in EMEA and the U.S., to further reduce costs and expenses. We would expect to make additional payments during the remainder of fiscal 2007 associated with any further restructuring activity in fiscal 2007.

•       Employee benefit obligations—We estimate we will pay $4 million and $9 million for U.S. and non-U.S. pension benefits, respectively, for the remainder of fiscal 2007. We also estimate that we will make payments of $50 million for retiree medical benefits that are not pre-funded during the remainder of fiscal 2007.

•       Share repurchases—In accordance with the share repurchase plan authorized by the Board of Directors in April 2005, we may use up to $500 million of cash to repurchase shares of our outstanding common stock through April 2007. Since the start of the plan through February 6, 2007, we paid $471 million to repurchase and retire our shares, leaving approximately $29 million available for further share repurchases according to the limitations of the plan. See Note 8, “Earnings Per Share of Common Stock,” to our Consolidated Financial Statements for further information.

•       Acquisitions—We expect to use cash of approximately $144 million to complete our tender offer to acquire Ubiquity during the second quarter of fiscal 2007, excluding transaction expenses. See Note 3, “Business Combinations and Other Transactions,” to our Consolidated Financial Statements for further information.

Future Sources of Liquidity

We expect our primary source of cash during the remainder of fiscal 2007 to be positive net cash provided by operating activities. We expect that growth in profitable revenues and continued focus on accounts receivable, inventory management and cost containment will enable us to continue to generate positive net cash from operations.

We and a syndicate of lenders are currently party to a $400 million revolving credit facility (see Note 7, “Financing Arrangements” to our Consolidated Financial Statements), which expires in May 2011.

Based on past performance and current expectations, we believe that our existing cash and cash equivalents of $895 million and our net cash provided by operating activities will be sufficient to meet our future cash requirements described above. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Uncertainties Regarding Our Liquidity

If we do not generate sufficient cash from operations, face unanticipated cash needs such as the need to fund significant strategic acquisitions or do not otherwise have sufficient cash and cash equivalents, we may need to incur debt or issue equity. In order to meet our cash needs we may, from time to time, borrow under our credit facility or issue other long- or short-term debt or equity, if the market and the terms of our existing debt instruments permit us to do so.

We believe the following uncertainties exist regarding our liquidity:

•       Ability to Increase Revenue—Our ability to generate net cash from operating activities has been a primary source of our liquidity. If our revenues were to decline, our ability to generate net cash from operating activities in a sufficient amount to meet our cash needs could be adversely affected.

•       Acquisitions—We may from time to time in the future make acquisitions. Such acquisitions may require significant amounts of cash or may result in increased debt service requirements to the extent we assume or incur debt in connection with such acquisitions.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term maturity and variable rates of interest.

We conduct our business on a multi-national basis in a wide variety of foreign currencies. We are therefore subject to the risk associated with foreign currency exchange rates and interest rates that could affect our results of operations, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We use derivative financial instruments to reduce earnings and cash flow volatility associated with foreign exchange rate changes. Derivative financial instruments are used as risk management tools and not for speculative or trading purposes. As of December 31, 2006 and September 30, 2006, the estimated fair values of our foreign currency forward contracts were $1 million and $2 million, respectively, and were included in other current liabilities. The estimated fair values of these forward contracts were based on market quotes obtained through independent pricing sources.

Debt Ratings

Our ability to obtain external financing and the related cost of borrowing is affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. As of December 31, 2006, we had a long-term corporate family rating of Ba3 with a positive outlook from Moody’s and a corporate credit rating of BB with a stable outlook from Standard & Poor’s. These ratings are not recommendations to buy, sell or hold securities. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies. Each credit rating should be evaluated independently of any other ratings.

Credit Facility

Our credit facility contains affirmative and restrictive covenants that we must comply with, as described in Note 7, “Financing Arrangements” to our Consolidated Financial Statements. As of December 31, 2006, we were in compliance with all of the covenants included in the credit facility.

Provided that we are in compliance with the terms of the credit facility, we may use up to $1 billion in cash (excluding transaction fees) and assumed debt for acquisitions completed after February 23, 2005. The acquisition amount will be permanently increased to $1.5 billion after our consolidated adjusted EBITDA for any period of twelve consecutive months equals or exceeds $750 million.

There are currently $29 million of letters of credit issued under the credit facility. There are no other outstanding borrowings under the facility and the remaining availability is $371 million as of December 31, 2006. We believe the credit facility provides us with an important source of backup liquidity.

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

Revenue Recognition

We derive revenue primarily from the sale and service of communication systems and applications. In accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, title and risk of loss have been transferred to the customer, contractual obligations have been satisfied and.collectibility is reasonably assured. When we provide a combination of products and services to customers, the arrangement is evaluated under Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21, which addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. The application of the appropriate accounting guidance to our revenue requires judgment and is dependent upon the specific transaction and whether the sale includes systems, applications, services or a combination of these items. As our business evolves, the mix of products and services sold may impact the timing of when revenue and related costs are recognized.

Our products are sold directly through our worldwide sales force and indirectly through our global network of distributors, dealers, value-added resellers and system integrators. The purchase price of our systems and applications sold on a direct basis typically includes installation and a warranty for up to one year. Revenue from the direct sales of products that include installation services is recognized at the time the products are installed, after satisfaction of all the terms and conditions of the underlying customer contract.

Our indirect sales of products to distribution partners are generally recognized at the time of shipment if all contractual obligations have been satisfied. We accrue a provision for estimated sales returns and other allowances and deferrals as a reduction of revenue at the time of revenue recognition, as required. We calculate the provision for sales returns and allowances based on a quarterly analysis of actual historical returns and allowances in relation to current quarter sales, and determine the required allowance. This analysis requires a significant amount of judgment. If the accrued provision is higher or lower than required based on our quarterly analysis, the provision is adjusted against revenue.

Revenue and the related costs from services performed under managed services arrangements, professional services and services performed under maintenance contracts are recognized ratably over the term of the underlying customer contract or at the end of the contract, when obligations have been satisfied. For services performed on a time and materials basis, revenue is recognized upon performance.

Most of our sales require judgment principally in the areas of customer acceptance, returns assessment and collectibility. The assessment of collectibility is particularly critical in determining whether or not revenue should be recognized. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. In addition, a significant amount of our revenue is generated from sales of product to distributors. As such, our provision for estimated sales returns and other allowances and deferrals requires significant judgment. We provide for estimated sales returns and other allowances and deferrals as a reduction of revenue at the time of revenue recognition, as required. If these estimates, which are based on historical experience, are significantly below the actual amounts, our revenue could be adversely affected.

We also sell proprietary voice application software products. We recognize revenue related to these sales in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition.”  In multiple-element software arrangements, we allocate revenue to each element based on its relative fair value. The fair value of any undelivered element is determined using vendor-specific objective evidence (“VSOE”) or, in the absence of VSOE for all elements, the residual method when VSOE exists for all of the undelivered elements. In the absence of fair value for a delivered element, we first allocate revenue based on VSOE of the undelivered elements and the residual revenue to the delivered elements. Where VSOE of the undelivered element cannot be determined, we defer revenue for the delivered elements until the undelivered elements are delivered.

Collectibility of Accounts Receivable

Our accounts receivable are recorded net of an allowance for doubtful accounts. As discussed above, we accrue for the allowance based on an analysis of historical trends. In order to record our accounts receivable at their net realizable value, we also assess their collectibility. A considerable amount of judgment is required in order to make this assessment including a detailed analysis of the aging of our receivables and the current creditworthiness of our customers and an analysis of historical bad debts and other adjustments. We have recorded allowances for receivables which we believe are uncollectible, including amounts for the resolution of potential credit and other collection issues such as disputed invoices, customer satisfaction claims and pricing discrepancies. However, depending on how such potential issues are resolved, or if the financial condition of any of our customers were to deteriorate and their ability to make required payments became impaired, increases in these allowances may be required. We actively manage our accounts receivable to minimize credit risk, and as of December 31, 2006, we have no individual customer that constitutes more than 10% of our accounts receivable.

Inventories

In order to record our inventory at its lower of cost or market value, we regularly assess the ultimate realizability of our inventory. We adjust our inventory balance based on historical usage, inventory turnover and product life cycles through the recording of a provision which we include in cost of sales. In certain circumstances such as the introduction of a new product, we may make judgments as to future demand and compare that with the current or committed inventory levels. Where we have determined that the future demand is lower than our current inventory levels, we adjust our inventory balance accordingly. In addition, we have outsourced the manufacturing of substantially all of our GCS products. We may be obligated to purchase certain excess inventory levels from our outsourced manufacturer that could result from our actual sales of product varying from forecast, in which case we may need to record additional inventory provisions in the future.

Deferred Tax Assets and Tax Liabilities

Our deferred tax assets are primarily a result of deductible temporary differences related to pension and other accruals, as well as tax credit carryforwards and net operating loss carryforwards which are available to reduce taxable income in future periods. A considerable amount of judgment is required in estimating the amount of deferred tax assets to recognize in the financial statements. In determining whether or not a valuation allowance is required, we must consider, among other things, historical results for both book and tax purposes and expectations of future book and  taxable income.

The Company is directly responsible for all U.S. federal, state, local or foreign tax audit issues for periods subsequent to the distribution. Significant judgment is required in determining the worldwide provision for income taxes. While it is often difficult to predict the final outcome or the timing of resolution of tax issues, the Company establishes tax reserves based on estimates of additional taxes and interest due with respect to certain positions that may not be sustained on review by tax authorities. The Company adjusts these reserves in light of changing facts and circumstances, including the results of tax audits and changes in tax law. The Company believes that its tax reserves reflect the probable outcome of known contingencies.

Long-Lived Assets

We have recorded property, plant and equipment, intangible assets, and capitalized software costs at cost less accumulated depreciation or amortization. The determination of useful lives and whether or not these assets are impaired involves significant judgment.

A considerable amount of judgment is also required in calculating any impairment charge for assets that are held and used, principally in determining discount rates, market premiums, financial forecasts, and allocation methodology. In calculating an impairment charge for assets held for sale, significant judgment is required in estimating fair value and costs to sell. Our estimates are based on valuations obtained from third parties and on estimates of incremental costs such as commissions and fees that are customary for sales of similar assets.

Any potential goodwill impairment is determined using a two-step approach. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, which is one level below our operating segments, with its carrying amount, including goodwill. If the fair value is less than the book value, a second step is then performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We conducted the required annual goodwill impairment review during the fourth quarter of fiscal 2006. We completed updated valuations for all reporting units with goodwill as of September 30, 2006 using a discounted cash flow approach based on forward-looking information regarding market share, revenues and costs for each reporting unit as well as appropriate discount rates. As a result, we determined that goodwill was not impaired as of September 30, 2006.

Restructuring Programs

We recorded restructuring charges during the fourth quarter of fiscal 2005, fiscal 2006 and the first quarter of fiscal 2007. The restructuring charges include employee termination benefits as well as accruals for vacating leased premises and terminating operating leases. In connection with our acquisition of Tenovis in fiscal 2005, we recorded restructuring charges in accordance with EITF 95-3 for termination benefits to be paid to former Tenovis employees. In prior years, we recorded restructuring charges in accordance with EITF 94-3, the balance of which relates to leased premises that have been vacated.

A significant amount of judgment is required in estimating the amount of restructuring charges to record. Estimates used to determine employee termination benefit payments may differ from the actual amounts paid. In addition, estimates used to establish reserves related to real estate lease obligations may be adjusted based on new information. Because certain of our real estate lease obligations extend through fiscal 2021, assumptions were made as to the timing, availability and amount of sublease income that we expect to receive. In making these assumptions, we considered many variables such as the vacancy rates of commercial real estate in the local markets and the market rate for sublease rentals. The requirement to project sublease income for many years into the future, our estimates and assumptions regarding the commercial real estate market that we used to calculate future sublease income may be materially different from actual sublease income. If our sublease income estimates were too high, we would incur additional real estate lease obligation charges. Conversely, if our sublease income estimates were too low, we would be required to reverse charges and recognize income.

Pension and Postretirement Benefit Costs

We sponsor non-contributory defined benefit pension plans covering the majority of our U.S. employees and retirees, and postretirement benefit plans for U.S. retirees that include healthcare benefits and life insurance coverage. Certain non-U.S. operations have various retirement benefit programs covering substantially all of their employees. Some of these programs are considered to be defined benefit pension plans for accounting purposes.

Our pension and postretirement benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions, including the discount rate and expected long-term rate of return on plan assets. Material changes in our pension and postretirement benefit costs may occur in the future due to changes in these assumptions, changes in the number of plan participants, changes in the level of benefits provided, and changes in asset levels and changes in legislation.

The discount rate is subject to change each year, consistent with changes in rates of return on high-quality fixed-income investments currently available and expected to be available during the expected benefit payment period. We select the assumed discount rate for our U.S. pension and postretirement plans by applying the published rates of an existing yield curve, such as the Citigroup Above Median Pension Discount Curve, to the expected benefit payment streams and develop a rate at which we believe the benefit obligations could be effectively settled. Based on the published rates as of September 30, 2006, we used a discount rate of 5.90% for both the U.S. pension and postretirement plans, an increase of 40 basis points from the 5.50% rate used as of September 30, 2005. For fiscal 2006, this had the effect of reducing our projected pension benefit obligation by approximately $131 million, and our accumulated postretirement benefit obligation by approximately $29 million. For fiscal 2007, this has the effect of reducing pension service cost by approximately $1 million and our postretirement service cost by less than $1 million.

The expected long-term rate of return on U.S. pension and postretirement plan assets is selected by taking into account the expected duration of the projected benefit obligation for the plans, the targeted asset mix of the plans, and whether the plan assets are actively managed. The forward-looking assumptions underlying our expected long-term rate of return are developed by our investment adviser and reviewed by us for reasonableness. The return and risk assumptions consider such factors as anticipated long-term performance of individual asset classes, risk premium for active management based on qualitative and quantitative analysis, and correlations of the asset classes that comprise the asset portfolio. Based on the study completed in 2006, the expected rate of return for fiscal 2007 will remain unchanged at 9.0% for the pension plan assets and 7.0% for the postretirement plan assets. A 25 basis point change in the expected long-term rate of return would result in approximately a $6 million change in our pension expense and less than $1 million change in our postretirement expense.

The market-related value of our plan assets is developed using a five-year smoothing technique. The market-related value as of the measurement date is calculated as follows: (1) A preliminary market-related value is calculated by adjusting the market-related value at the beginning of the year for payments to and from plan assets and the expected return on assets during the year. The expected return on assets represents the expected long-term rate of return on plan assets adjusted up to plus or minus 2% based on the actual 10-year average rate of return on plan assets. (2) The final market-related value is determined as the preliminary market-related value from (1) above, plus 20% of the difference between the actual return and expected return for each of the past five years.

Commitments and Contingencies

We are subject to legal proceedings related to environmental, product, employment, intellectual property, licensing and other matters. In addition, we are subject to indemnification and liability sharing claims by Lucent under the terms of the Contribution and Distribution Agreement. In order to determine the amount of reserves required, we assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required for these contingencies is made after analysis of each individual issue. The estimates of required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy. Assessing the adequacy of any reserve for matters for which we may have to indemnify Lucent is especially difficult, as we do not control the defense of those matters and have limited information. In addition, estimates are made for our repurchase obligations related to products sold to various distributors who obtain financing from certain third party lending institutions, as described in Note 13, “Commitments and Contingencies” to our Consolidated Financial Statements.

Accounting for Stock Options

During fiscal 2005 and prior years, we accounted for stock options in accordance with Accounting Principles Board Opinion 25 and disclosed the pro forma effect of expensing stock options in accordance with SFAS 123. Effective October 2005, we have adopted SFAS 123(R), which requires us to recognize compensation expense in our financial statements for the fair value of stock options we issue. Both SFAS 123 and SFAS 123(R) require management to make assumptions regarding the expected life of the options, the expected liability of the options and other items in determining estimated fair value. Changes to the underlying assumptions may have significant impact on the underlying value of the stock options, which could have a material impact on our financial statements. We have elected to adopt the alternative transition method provided in FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” for calculating the tax effects of share-based compensation pursuant to SFAS 123(R).

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.

See Avaya’s Annual Report on Form 10-K filed with the SEC on December 8, 2006. As of December 31, 2006, there has been no material change in this information.

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

b)               Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

Item 1.                        Legal Proceedings.

See Note 13, “Commitments and Contingencies” to the Consolidated Financial Statements.

Item 1A.                Risk Factors.

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

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

A key component of our strategy is our focus on the development and sale of IP telephony solutions and other advanced communications products and applications and related services.  Our product offerings include IP telephony systems and traditional voice communications systems, multi-media contact center infrastructure and applications in support of customer relationship management, unified communications applications and appliances, such as IP telephone sets.  These offerings are part of what we refer to as “intelligent communications,” which is about embedding communications solutions into our customers’ business processes to help them transform their businesses and innovate their business models.

In order to execute our strategy successfully, we must continue to:

•       expand our current customer base by selling our advanced communications products, applications and services to enterprises that have not previously purchased our products and applications;

•       make sales to our existing customers that incorporate our advanced communications products, applications and services;

•       train our sales staff and distribution partners to sell new types of products, applications and services and improve our marketing of such products, applications and services;

•       research and develop IP telephony solutions and other advanced communications products and applications;

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

Our investments are targeted around achieving our strategic vision of intelligent communications. Our vision may fail to predict our customers’ business needs or changes in technological trends, which may adversely affect our operating results. If we do not successfully execute our strategy, our operating results may be adversely affected.

The market opportunity for advanced communications products, applications and services, including IP telephony solutions, may not develop in the ways that we anticipate.

The demand for our products can change quickly and in ways that we may not anticipate because the market is characterized by rapid, and sometimes disruptive, technological developments, evolving industry standards, frequent new product introductions and enhancements, changes in customer requirements and a limited ability to accurately forecast future customer orders. Our operating results may be adversely affected if the market opportunity for advanced communications products, applications and services, including IP telephony solutions, does not develop in the ways that we anticipate. The ratio of revenue attributable to IP telephony solutions versus traditional voice communication systems is expected to increase as more and more companies convert to IP telephony solutions. However, IP telephony lines currently constitute a small percentage of global installed enterprise telephony lines and if IP telephony does not gain widespread acceptance in the marketplace as an alternative replacement option for enterprise telephony systems our overall revenue and operating results may be adversely affected. Even if we are successful in increasing our revenue from sales of IP telephony solutions, if revenue from traditional enterprise voice communications systems and services declines faster than revenue from IP telephony solutions increases, our overall revenue and operating results may be adversely affected. We cannot predict whether:

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

Historically, our GCS segment has competed against other providers of enterprise voice communications solutions such as Nortel Networks Corporation, Siemens AG, Alcatel-Lucent and NEC Corporation. As we focus on the development and marketing of advanced communications solutions, such as IP telephony solutions, we face intense competition from these providers of voice communications solutions as well as from data networking companies such as Cisco Systems, Inc. and 3Com Corp. The GCS segment also faces competition in the small and medium business market from many competitors, including Cisco, Nortel, Alcatel-Lucent, NEC, Matsushita Electric Corporation of America, Inter-Tel, Incorporated, 3Com, and Mitel Networks Corp., although the market for these products is fragmented. Our AGS segment competes with companies like those above offering services with respect to their own product offerings, as well as many consulting and systems integration firms and network service providers.

In addition, because the market for our products is subject to rapid technological change, as the market evolves we may face competition in the future from companies that do not currently compete in the enterprise communications market, including companies that currently compete in other sectors of the information technology, communications and software industries or communications companies that serve residential rather than enterprise customers. In particular, as the convergence of enterprise voice and data networks becomes more widely deployed by enterprises, the business, information technology and communication applications deployed on converged networks become more integrated. We may face increased competition from current leaders in information technology infrastructure, information technology, personal and business applications and the software that connects the network infrastructure to those applications, such as the alliance entered into between Microsoft Corp. and Nortel. We may also face competition from companies that seek to sell remotely hosted services or software as a service directly to the end customer. Competition from these potential market entrants may take many forms, including offering products and applications similar to those we offer as part of another offering. In addition, these technologies continue to move from a proprietary environment to an open standards-based environment.

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

Our revenues are dependent on general economic conditions and the willingness of enterprises to make capital investments.

One factor that significantly affects our operating results is the impact of economic conditions on the willingness of enterprises to make capital investments, particularly in enterprise communications technology and related services. Although general economic conditions have improved in recent years, we believe that enterprises continue to be concerned about sustained economic growth and they have tried to maintain or improve profitability through cost control and constrained capital spending. Because it is not certain whether enterprises will increase spending on enterprise communications technology significantly in the near term, we could experience continued pressure on our ability to increase our revenue. Our ability to grow revenue is also affected by other factors, such as competitive pricing pressures and price erosion, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties Affecting Our Results—Trends and Uncertainties Affecting Our Revenue—Technology transition,” “—Competitive environment’’ and “—Pressures on services business.”

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

We have outsourced substantially all of our manufacturing operations and we may experience significant disruption to our operations by outsourcing too much of our manufacturing. Our ability to realize the intended benefits of our manufacturing outsourcing initiative depends on the willingness and ability of our contract manufacturers to produce our products. If a contract manufacturer terminates its relationship with us or is unable to fill our orders on a timely basis or in accordance with our quality requirements, we may be unable to deliver the affected products to meet our customers’ orders, which could delay or decrease our revenue or otherwise have an adverse effect on our operations. In fiscal 2006 we experienced these types of disruptions and delays and they impacted our ability to meet timelines for certain of our customer requirements. In addition, we periodically review our product manufacturing operations and consider appropriate changes as necessary. Although we endeavor to appropriately manage any disruption in transitioning from one contract manufacturer to another contract manufacturer, we may experience significant disruption to our operations during any contract manufacturer transition, and did experience such a disruption recently while making this type of transition.

As we continue to seek to optimize our end to end supply chain, we have also been outsourcing various logistics functions over the course of the past few years. We rely on third-party logistics service providers to provide services for our business, including warehousing and physical distribution. If a logistics service provider does not meet our service level and quality requirements for any reason, we may be unable to fulfill our customers orders in a timely and accurate manner, which could delay or decrease our revenue or otherwise have an adverse effect on our revenue and our costs.  In the first quarter of fiscal 2007 we moved certain warehousing and staging operations to a different third party logistics service provider at a new facility, which now services a significant portion of our warehousing and physical distribution needs. We have experienced disruptions and delays in delivery of certain products from this facility and we estimate the impact on revenue in the first quarter of fiscal 2007 was in the range of $20 million and we incurred costs in the quarter related to these disruptions. While we and our logistics service provider have been making improvements as we progress through this transition, we cannot assure you that this issue will not continue to have an adverse effect on our revenue and increase our costs.

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

For more information concerning the risks associated with our contract manufacturers operating internationally, please see “—Risks Related To Our Operations—As our international business has grown significantly in the last fiscal year, changes in economic or political conditions in a specific country or region could negatively affect our revenue, costs, expenses and financial condition.”

If we are unable to integrate acquired businesses into ours effectively, our operating results may be adversely affected. Even if we are successful, the integration of these businesses has required, and will likely continue to require, significant resources and management attention.

We may not be able to successfully integrate acquired businesses into ours, and therefore we may not be able to realize the intended benefits from an acquisition. If we fail to successfully integrate these acquisitions or if they fail to perform as we anticipated, our existing businesses and our revenue and operating results could be adversely affected. If the due diligence of the operations of these acquired businesses performed by us and by third parties on our behalf were inadequate or flawed, or if we later discover unforeseen financial or business liabilities, the acquired businesses may not perform as expected. Additionally, acquisitions could result in difficulties assimilating acquired operations and products and the diversion of capital and management’s attention away from other business issues and opportunities. To the extent that the Company expands internationally through acquisitions and fails to identify and respond to cross-cultural employee issues appropriately, it may fail to retain employees acquired through those acquisitions, which may negatively impact its integration efforts. Acquisitions could also have a negative impact on our results of operations if it is subsequently determined that goodwill or other acquired intangible assets are impaired, thus resulting in an impairment charge in a future period. Finally, acquisitions often necessitate restructurings in order to optimize the operational performance of the combined entity and to control costs and expenses. These restructurings are more difficult due to labor laws and required approvals when the acquired business is a company operating in multiple and/or non-U.S. jurisdictions, which may hinder completion of restructuring actions in a timely and efficient manner and delay anticipated cost savings.

We are dependent on our intellectual property. If we are not able to protect our proprietary rights or if those rights are invalidated or circumvented, our business may be adversely affected.

We believe that developing new products and technology is critical to our success. As a leader in technology and innovation in the telecommunications services, applications and services industries, we are dependent on the maintenance of our current intellectual property rights and the establishment of new intellectual property rights. We generally protect our intellectual property through patents, trademarks, trade secrets, copyrights, confidentiality and nondisclosure agreements and other measures. We cannot assure you that patents will be issued from pending applications that we have filed or that our patents will be sufficiently broad to protect our key technology. Although we have been granted many patents, have obtained other intellectual property rights and continue to file new patent applications and seek additional proprietary rights, there can be no assurances made that any of our patents, patent applications or our other proprietary rights will not be challenged, invalidated, or circumvented. In addition, our business is global and the level of protection of our proprietary technology will vary by country, particularly in countries that do not have well-developed judicial systems or laws that adequately protect intellectual property rights and any actions taken in these countries may have results that are different than if such actions were taken under the laws of the United States. Patent litigation and other challenges to our patents and other proprietary rights are costly and unpredictable and may result in preventing us from marketing and selling a product in a particular geographic area. Patent filings by third parties, whether made before or after the date of our filings, could render our intellectual property less valuable. Competitors and others may also misappropriate our intellectual property, disputes as to ownership of intellectual property may arise and our intellectual property may otherwise fall into the public domain. If we are unable to protect our proprietary rights, we may be at a disadvantage to others who did not incur the substantial time and expense required to create the products that we have created.

The failure to maintain adequate security over our information systems could adversely affect our operating results.

We rely on the security of our information systems, among other things, to protect our proprietary information and information of our customers. Information technology system failures, including a breach of our data security could disrupt our ability to function in the normal course of business by potentially causing, among other things, delays in the fulfillment or cancellation of customer orders, disruptions in the manufacture or shipment of products, or an unintentional disclosure of customer or our information. Additionally, if we do not maintain adequate security procedures over our information systems, we may be subject to consequences such as computer hacking, cyber-terrorism or other unauthorized attempts by third parties to access our or our customers’ proprietary information. Even if we are able to maintain procedures that are adequate to address current security risks unauthorized users may be able to develop new techniques that will enable them to successfully circumvent our current security procedures. The failure to protect our proprietary information could seriously harm our business and future prospects or expose us to claims by our customers, employees or others that we did not take the appropriate measures to adequately protect their proprietary information. We have taken steps to address these concerns for our information systems by implementing network security and internal control measures. However, an information system failure or data security breach of ours or a third-party vendor could have a material adverse effect on our operating results.

As our international business has grown significantly in the last two fiscal years, changes in economic or political conditions in a specific country or region could negatively affect our revenue, costs, expenses and financial condition.

We conduct significant sales and customer support operations in countries outside of the United States and also depend on non-U.S. operations of our contract manufacturers and our distribution partners. For the first quarters of fiscal 2007 and 2006, we derived 43% and 41% of our revenue, respectively, from sales outside the United States. Our future international operating results, including our ability to import our products to, export our products from, or sell our products in various countries, could be materially adversely affected by a variety of uncontrollable and changing factors. These factors include political conditions, economic conditions, legal and regulatory constraints, currency regulations, health or similar issues, natural disasters and other matters in any of the countries or regions in which we currently operate or intend to operate in the future. Currently, we have concerns about weakness and uncertainty in European economies, including high unemployment levels and low economic growth forecasts, particularly in Germany where we have a high concentration of our business.

Other factors which may impact our international operations include foreign trade, environmental, monetary and fiscal policies, laws, regulations and other activities of foreign governments, agencies and similar organizations, and risks associated with having facilities located in countries which have historically been less stable than the United States. For example, the EU has enacted the RoHS and WEEE directives, which are discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties Affecting Our Results—Manufacturing and Logistics.”

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

Fluctuations in foreign currency exchange rates could negatively impact our operating results.

Since a significant portion of our business is conducted outside the United States, we face exposure to movements in currency exchange rates. Foreign currency exchange rates and fluctuations may have an impact on our revenue, costs or cash flows from our international operations, which could adversely affect our financial performance. Our primary currency exposures are to the euro, British pound, Indian rupee and Canadian dollar. These exposures may change over time as business practices evolve and as the geographic mix of our business changes. For example, as our business grows in emerging markets, we may see an increase in our exposure to emerging market currencies, which can have high volatility. An increase in the value of the U.S. dollar could increase the real cost to our customers of our products in those markets outside the United States, and a weakened U.S. dollar could increase the cost of local operating expenses and procurement of raw materials. We may from time to time enter into foreign exchange forward contracts to reduce the short-term impact of foreign currency fluctuations, however, any attempts to hedge against foreign currency fluctuation risks may be unsuccessful and result in an adverse impact to our operating results.

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

Please see Note 13, “Commitments and Contingencies,” to our Consolidated Financial Statements for a description of certain matters involving Lucent for which we have assumed responsibility under the Contribution and Distribution Agreement.

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

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

On April 19, 2005, the Board of Directors authorized a share repurchase plan (the “plan”). Under the provisions of the plan, Avaya may use up to $500 million of cash to repurchase shares of its outstanding common stock through April 2007. The Company did not repurchase any of its common stock during the first quarter of fiscal 2007. From January 1, 2007 through February 6, 2007, the Company repurchased and retired 2,791,600 shares of its common stock at an average price of $12.96 per share, for a total of $36 million. Approximately $29 million is available through April 2007 for further share repurchases under the plan. These repurchases are made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price, the terms of Avaya’s credit facility and other factors.

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

Item 6.                        Exhibits.

Exhibit	Number
3.1	Restated Certificate of Incorporation of Avaya Inc.(1)
3.2	Amended and Restated By-laws of Avaya Inc., as amended on July 18, 2002.(2)
10.1	Form of Avaya Inc. 2004 Long Term Incentive Plan Performance Vesting Restricted Stock Unit Award Agreement for awards made in fiscal 2007.(3)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.*
31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.*
32.1	Certification of Principal Executive Officer pursuant to18 U.S.C. Section 1350.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

*                    Filed herewith.

(1)          Incorporated by reference from Exhibit 3.1 to Amendment No. 1 to Avaya’s Registration Statement on Form 10 (Reg. No. 1-15951).

(2)          Incorporated by reference from Exhibit 3.1 to Avaya’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(3)          Incorporated by reference from Avaya’s Current Report on Form 8-K/A dated December 21, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAYA INC.
	By:	/s/ AMARNATH K. PAI
Amarnath K. Pai
Vice President Finance Operations and
Corporate Controller
(Principal Accounting Officer)
February 6, 2007