Form 10-Q
period 2007-03-31
AVAYA INC
filed 2007-05-08
CIK 1116521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

As of April 30, 2007, 449,860,687 shares of Common Stock, $.01 par value of Avaya Inc. were outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

AVAYA INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
	Dollars in millions, except per share amounts
REVENUE
Sales of products	$639	$593	$1,258	$1,184
Services	509	492	1,018	996
Rental and managed services	146	153	298	307
	1,294	1,238	2,574	2,487
COSTS
Sales of products	301	275	590	552
Services	324	319	648	641
Rental and managed services	71	66	139	127
	696	660	1,377	1,320
GROSS MARGIN	598	578	1,197	1,167
OPERATING EXPENSES
Selling, general and administrative	393	399	782	784
Research and development	114	106	228	203
Restructuring charges, net	10	20	16	20
TOTAL OPERATING EXPENSES	517	525	1,026	1,007
OPERATING INCOME	81	53	171	160
Other income, net	7	6	13	11
Interest expense	—	(2)	—	(3)
INCOME BEFORE INCOME TAXES	88	57	184	168
Provision for income taxes	31	19	56	59
NET INCOME	$57	$38	$128	$109
Earnings Per Common Share—Basic:	$0.13	$0.08	$0.28	$0.23
Earnings Per Common Share—Diluted:	$0.13	$0.08	$0.28	$0.23

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

AVAYA INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2007	September 30, 2006
	Dollars in millions, except per share amounts
ASSETS
Current assets:
Cash and cash equivalents	$829	$899
Accounts receivable, less allowances of $52 million and $57 million as of March 31, 2007 and September 30, 2006, respectively	887	871
Inventory	282	285
Deferred income taxes, net	162	153
Other current assets	204	151
TOTAL CURRENT ASSETS	2,364	2,359
Property, plant and equipment, net	644	668
Deferred income taxes, net	740	787
Intangible assets	290	263
Goodwill	1,105	941
Other assets	203	182
TOTAL ASSETS	$5,346	$5,200
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$398	$418
Payroll and benefit obligations	365	377
Deferred revenue	303	286
Business restructuring reserve	76	98
Other current liabilities	246	249
TOTAL CURRENT LIABILITIES	1,388	1,428
Benefit obligations	1,349	1,321
Deferred income taxes, net	83	77
Other liabilities	267	288
TOTAL NON-CURRENT LIABILITIES	1,699	1,686
Commitments and contingencies
STOCKHOLDERS' EQUITY
Series A junior participating preferred stock, par value $1.00 per share, 7.5 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 1.5 billion shares authorized, 450,645,215 and 452,203,778 issued (including 1,058,297 and 461,429 treasury shares) as of March 31, 2007 and September 30, 2006, respectively	5	5
Additional paid-in-capital	2,622	2,637
Retained earnings	276	148
Accumulated other comprehensive loss	(631)	(698)
Less: Treasury stock at cost	(13)	(6)
TOTAL STOCKHOLDERS' EQUITY	2,259	2,086
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,346	$5,200

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

AVAYA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	March 31,
	2007	2006
	Dollars in millions
OPERATING ACTIVITIES:
Net income	$128	$109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141	134
Share-based compensation	18	16
Deferred taxes	35	47
Gain resulting from sale of real estate	(8)	—
Restructuring charges, net	16	20
Unrealized losses (gains) on foreign currency exchange	13	(7)
Adjustments for other non-cash items, net	4	6
Changes in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(7)	55
Inventory	9	(4)
Accounts payable	(23)	(20)
Payroll and benefit obligations	(15)	(12)
Business restructuring reserve	(59)	(40)
Deferred revenue	37	36
Other assets and liabilities	(67)	(65)
NET CASH PROVIDED BY OPERATING ACTIVITIES	222	275
INVESTING ACTIVITIES:
Capital expenditures	(46)	(54)
Capitalized software development costs	(41)	(37)
Acquisitions of businesses, net of cash acquired	(161)	—
Proceeds from sale of real estate	8	—
Other investing activities, net	(5)	(8)
NET CASH USED FOR INVESTING ACTIVITIES	(245)	(99)
FINANCING ACTIVITIES:
Issuance of common stock	30	14
Repurchase of common stock	(94)	(193)
Capital lease payments	(2)	—
NET CASH USED FOR FINANCING ACTIVITIES	(66)	(179)
Effect of exchange rate changes on cash and cash equivalents	19	(2)
Net (decrease) in cash and cash equivalents	(70)	(5)
Cash and cash equivalents at beginning of fiscal year	899	750
Cash and cash equivalents at end of period	$829	$745

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

Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements as of March 31, 2007 and for the three and six months ended March 31, 2007 and 2006, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), for interim financial statements and the rules and regulations of the U.S. Securities and Exchange Commission, (“the SEC”),  for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2006, which were included in our Annual Report on Form 10-K filed with the SEC on December 8, 2006. The significant accounting policies used in preparing these unaudited interim Consolidated Financial Statements are the same as those described in Note 2 to our Annual Report on Form 10-K filed with the SEC on December 8, 2006. In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated.

Certain prior year amounts have been reclassified to conform to the current year presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

2. Recent Accounting Pronouncements

SFAS 159

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits companies the option, at specified election dates, to measure financial assets and liabilities at their current fair value, with any corresponding changes in fair value from period to period recognized in the income statement. Additionally, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS 159 is effective for the Company beginning in fiscal 2009. The Company is currently evaluating the impact that adoption of SFAS 159 may have on its Consolidated Financial Statements.

SFAS 158

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 improves reporting of obligations for pensions and other post-retirement benefits by recognizing the over-funded or under-funded status of plans as an asset or liability. The pronouncement does not change how plan assets and benefit obligations are measured under FAS 87 and FAS 106 nor does it change the approach for measuring annual benefit cost reported in earnings. Instead, it eliminates the provisions that permit plan assets and obligations to be measured as of a date not more than three months prior to the balance sheet date, instead requiring measurement as of the reporting date. In addition, the pronouncement requires previously unrecognized items, such as actuarial gains or losses and unrecognized prior service costs or credits to be recognized on the balance sheet as a component of accumulated other comprehensive income (loss). The Company will adopt the provisions of SFAS 158 by the end of fiscal 2007. The estimated impact of adopting this new standard depends upon several factors, including the market discount rate at September 30, 2007 and the actual return on plan assets. The Company estimates an increase in the liability for benefit obligations recognized on the Consolidated Balance Sheets of approximately $150 to $200 million with an addition to accumulated other comprehensive loss. This range is an estimate and is subject to change pending the funded status of the plans as of September 30, 2007, the measurement date. The Company is also assessing the potential impact that adoption of SFAS 158 may have on the Company’s postemployment liabilities established under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.”

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

SAB 108

In September 2006, the SEC issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The pronouncement prescribes an approach whereby the effect of all unrecorded identified errors should be considered on all of the financial statements rather than just the effect on either the balance sheet or the income statement. The Company will adopt the provisions of SAB 108 by the end of fiscal 2007. The adoption of SAB 108 is not expected to impact the Company’s Consolidated Financial Statements.

FIN 48

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that companies recognize in their financial statements the impact of a tax position if it is more likely than not that the position would be sustained on audit, based on the technical merits of the position. The Company will be required to adopt the provisions of FIN 48 beginning in fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings as well as requiring additional disclosures. The Company is currently assessing the impact that adoption of FIN 48 may have on its Consolidated Financial Statements.

3. Business Combinations

Acquisition of Ubiquity

On January 12, 2007, the Company announced that Avaya International Enterprises Limited (“AIEL”), a wholly-owned subsidiary of the Company, commenced a conditional tender offer to acquire Ubiquity Software Corporation plc (“Ubiquity”). Ubiquity develops and markets SIP-based communications software. Ubiquity was publicly traded on the Alternative Investment Market of the London Stock Exchange and is headquartered in the United Kingdom. Terms of the offer provided for a purchase price of 37.3 pence per Ubiquity share.

On February 15, 2007, the Company announced that it received binding acceptances representing 96.7 percent of the outstanding shares of Ubiquity through its tender offer and declared the offer wholly unconditional. On February 28, 2007, the Company used $146 million of cash to acquire substantially all of the Ubiquity shares. During April 2007, the Company purchased the remaining outstanding shares.

Based upon a preliminary purchase price allocation, the Company recognized $41 million of intangible assets related primarily to existing technology with a weighted average useful life of approximately nine years, and recorded $122 million of goodwill. Management has made estimates and assumptions in the preliminary purchase price allocation that could affect the reported amounts of assets, liabilities and expenses resulting from this acquisition. Actual amounts could differ from these estimates. Management expects to finalize its purchase price allocation by the end of fiscal 2007. The purchase price for this acquisition is not considered to be material to the Consolidated Financial Statements and, therefore, pro forma financial information has not been presented. Results from Ubiquity are included in the Company’s Consolidated Financial Statements beginning on February 28, 2007.

Acquisition of Traverse

On November 9, 2006, the Company acquired Traverse Networks, Inc. (“Traverse”) for $15 million in cash. Traverse is a U.S.-based privately-held developer of enterprise mobility solutions for unified communications. The Company acquired $3 million in intangible assets with a weighted average useful life of 4.5 years and $4 million in other assets and recorded $8 million of goodwill as part of the preliminary purchase price allocation. Management has made estimates and assumptions that could affect the reported amounts of assets, liabilities and expenses resulting from this acquisition. Actual amounts could differ from these estimates. The purchase price for this acquisition is not considered to be material to the Consolidated Financial Statements and, therefore, pro forma financial information has not been presented. Results from Traverse are included in the Company’s Consolidated Financial Statements beginning on November 9, 2006.

4. Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the six months ended March 31, 2007 by operating segment are as follows:

	Global Communications Solutions	Avaya Global Services	Total
	Dollars in millions
Balance as of September 30, 2006	$658	$283	$941
Acquisition of Traverse	8	—	8
Acquisition of Ubiquity	122	—	122
Impact of foreign currency exchange rate fluctuations	24	10	34
Balance as of March 31, 2007	$812	$293	$1,105

The following table presents the components of the Company’s acquired intangible assets:

	March 31, 2007			September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulate Amortization	Net
	Dollars in millions
Existing technology	$150	$66	$84	$103	$57	$46
Customer relationships and other intangibles	310	123	187	292	94	198
Total amortizable intangible assets	$460	$189	$271	$395	$151	$244
Minimum pension adjustment	19	—	19	19	—	19
Total intangible assets	$479	$189	$290	$414	$151	$263

During the six months ended March 31, 2007, the acquisitions of Ubiquity and Traverse as well as the impact of foreign currency fluctuations, partially offset by amortization, resulted in a net increase of $27 million in the net intangible assets balance. The weighted average useful lives of the existing technology and customer relationships and other intangibles are approximately six years and seven years, respectively.

Amortization expense for the Company’s acquired intangible assets was $17 million and $32 million for the three and six months ended March 31, 2007, respectively, and was $17 million and $33 million for the three and six months ended March 31, 2006, respectively. Estimated future amortization expense is shown in the following table:

Estimated future amortization expense
Dollars in millions
Remainder of fiscal 2007	$35
2008	69
2009	67
2010	54
2011	14
2012 and thereafter	32
Future amortization expense	$271

The minimum pension adjustment represents unrecognized prior service costs associated with the recording of a minimum pension liability in prior fiscal years. This intangible asset may be eliminated or adjusted as necessary when the amount of minimum pension liability is reassessed, which is conducted on an annual basis.

5. Supplementary Financial Information

Statements of Income Information

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006
	Dollars in millions
OTHER INCOME, NET
Interest income	$11	$8	$22	$15
Loss on foreign currency transactions	—	(1)	(3)	(2)
Other, net	(4)	(1)	(6)	(2)
Total other income, net	$7	$6	$13	$11
COMPREHENSIVE INCOME:
Net income	$57	$38	$128	$109
Other comprehensive income:
Cumulative translation adjustment	15	49	66	49
Unrealized holding (loss) gain on available for sale securities	—	(3)	1	(3)
Total comprehensive income	$72	$84	$195	$155

Balance Sheet Information

	March 31, 2007	September 30, 2006
	Dollars in millions
INVENTORY:
Finished goods	$280	$281
Raw materials	2	4
Total inventory	$282	$285
PROPERTY, PLANT AND EQUIPMENT, NET:
Land and improvements	$60	$56
Buildings and improvements	474	460
Machinery and equipment	685	654
Rental equipment	240	230
Assets under construction	3	8
Internal use software	236	226
Total property, plant and equipment	1,698	1,634
Less: Accumulated depreciation and amortization	(1,054)	(966)
Property, plant and equipment, net	$644	$668

6. Restructuring Programs

The restructuring charge recorded in the six months ended March 31, 2007 is primarily comprised of employee separation charges related to our Europe, Middle East and Africa (“EMEA”) operations, in addition to operating lease obligations. These charges were partially offset by a net benefit due to changes in estimates for prior restructuring plans.

Restructuring charges, net, of $10 million for the second quarter of fiscal 2007 represent $11 million of charges for employee separation costs and operating lease obligations recorded in the fiscal 2007 restructuring plan, partially offset by a net benefit of $1 million for changes in estimates for prior restructuring plans.

Fiscal 2007 Restructuring Plan

The following table summarizes the components of this reserve during the six months ended March 31, 2007:

	Employee
	Separation	Lease
Dollars in millions	Costs	Obligations	Total
Balance as of September 30, 2006	$—	$—	$—
Charges	17	6	23
Cash payments	(4)	(2)	(6)
Balance as of March 31, 2007	$13	$4	$17

The employee separation costs are primarily related to workforce actions in the EMEA region as a result of the Company’s continuing efforts to improve the region’s operational performance, in addition to other charges in the U.S. The operating lease obligations relate to future rent payments, net of estimated sublease income, for unused space in connection with the closing or consolidation of office facilities.

Fiscal 2006 Restructuring Plan

This reserve reflects the remaining balances associated with restructuring actions initiated during fiscal 2006. The following table summarizes the components of this reserve during the six months ended March 31, 2007:

	Employee
	Separation	Lease
Dollars in millions	Costs	Obligations	Total
Balance as of September 30, 2006	$70	$17	$87
Adjustments	(2)	(7)	(9)
Cash payments	(34)	(2)	(36)
Impact of foreign currency fluctuations	1	1	2
Balance as of March 31, 2007	$35	$9	$44

The employee separation costs are related to workforce actions in the EMEA region, as well as a reduction in the number of service technicians in the U.S. The headcount reductions identified in this action have been completed and the cash payments are expected to be made through the end of fiscal 2007. The operating lease obligations relate to future rent payments, net of estimated sublease income, for unused space in connection with the closing or consolidation of international office facilities, primarily located in the United Kingdom. During the six months ended March 31, 2007, the Company concluded lease renegotiations, resulting in a change in the estimate and a $7 million reversal of the initial liability.

Restructuring Plans Prior to Fiscal 2006

This reserve reflects the remaining balances associated with restructuring actions initiated prior to fiscal 2006. During the fourth quarter of fiscal 2005, the Company recorded a restructuring charge to reorganize its North American sales and service organizations, consolidate facilities and reduce the workforce in order to optimize the cost structure. The Company also previously recorded a reserve in fiscal 2000 through 2002 for lease terminations. The following summarizes the components of this restructuring reserve during the six months ended March 31, 2007:

	Employee
	Separation	Lease
	Costs	Obligations	Total
	Dollars in millions
Balance as of September 30, 2006	$1	$22	$23
Adjustments	1	1	2
Cash payments	(1)	(4)	(5)
Balance as of March 31, 2007	$1	$19	$20

EITF 95-3 Reserve

This reserve reflects the remaining balance associated with employee separation costs related to the acquisition of Tenovis. The following table summarizes the components of this reserve during the six months ended March 31, 2007:

Employee
Separation
Costs
Dollars in millions
Balance as of September 30, 2006	$30
Cash payments	(12)
Impact of foreign currency fluctuations	1
Balance as of March 31, 2007	$19

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

7. Financing Arrangements

Capital Lease Obligations

The Company has entered into capital lease obligations for certain equipment and automobiles, for which payment obligations extend through fiscal 2010. These obligations are classified as other current liabilities and other liabilities within the Consolidated Balance Sheets and consist of the following:

	March 31, 2007	September 30, 2006
	Dollars in millions
As reported in other current liabilities	$3	$4
As reported in other liabilities	8	9
Total capital lease obligations	$11	$13

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

Under the credit facility, borrowings are available in U.S. dollars or euros, and the maximum amount of borrowings that can be outstanding at any time is $400 million, of which $150 million may be in the form of letters of credit. The credit facility is a five-year revolving facility and is not secured by any of the Company’s assets. The credit facility was amended in May 2006 to extend the expiration date of the credit facility to May 24, 2011 and to amend certain definitions resulting in reductions in interest and various fees payable to the lenders. The credit facility contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining a maximum ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization, adjusted for certain business restructuring charges and related expenses and non-cash charges, referred to as adjusted EBITDA, a non-GAAP measure, of 2.00 to 1.00, (c) maintaining a minimum ratio of adjusted EBITDA to interest expense of 4.00 to 1.00, (d) limitations on the incurrence of subsidiary indebtedness, (e) limitations on liens, (f) limitations on investments and (g) limitations on the creation or existence of agreements that prohibit liens on our properties.

The credit facility also limits our ability to make dividend payments or distributions or to repurchase, redeem or otherwise acquire shares of our common stock to an amount not to exceed 50% of consolidated net income for the fiscal year immediately preceding the fiscal year in which such dividend, purchase, redemption, retirement or acquisition is paid or made. On September 8, 2006, the credit facility was amended to provide that the Company may use an additional $500 million during the period from October 1, 2006 through September 30, 2008 for such activities, over the amount provided for under the 50% of consolidated net income test each year. Therefore, as of March 31, 2007, Avaya has remaining availability of $507 million in fiscal 2007 for share repurchases under the credit facility.

Provided that the Company is in compliance with the terms of the credit facility, the Company may use up to $1 billion in cash (excluding transaction fees) and assumed debt for acquisitions completed after February 23, 2005, and the Company has used $199  million as of March 31, 2007. The acquisition amount will be permanently increased to $1.5 billion after consolidated adjusted EBITDA of the Company and its subsidiaries for any period of twelve consecutive months equals or exceeds $750 million.

As of March 31, 2007, the Company was in compliance with all of the covenants included in the credit facility. There are currently $28 million of letters of credit issued under the credit facility. There are no other outstanding borrowings under the facility and the remaining availability is $372 million as of March 31, 2007.

8. Earnings Per Share of Common Stock

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by adjusting net income and weighted average outstanding shares, assuming conversion of all potentially dilutive securities including stock options and restricted stock units (“RSUs”).

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
	Dollars in millions, except per share amounts
Earnings Per Common Share—Basic:
Net income	$57	$38	$128	$109
Earnings per share—basic	$0.13	$0.08	$0.28	$0.23
Weighted average shares outstanding—basic	453	466	453	469
Earnings Per Common Share—Diluted:
Net income	$57	$38	$128	$109
Earnings per share—diluted	$0.13	$0.08	$0.28	$0.23
Diluted Weighted Average Shares Outstanding:
Weighted average shares outstanding—basic	453	466	453	469
Dilutive Potential Common Shares:
Stock Options	3	5	4	5
Restricted Stock Units	1	1	1	1
Weighted average shares outstanding—diluted	457	472	458	475
Securities excluded from the computation of diluted earnings per common share:
Stock options(1)	32	41	36	41

(1)          These securities have been excluded from the diluted earnings per common share calculation because their inclusion would have been antidilutive as their exercise prices were higher than the average market price during the period.

On April 19, 2005, the Board of Directors authorized a share repurchase plan (the “2005 plan”). Under the provisions of the 2005 plan, Avaya was authorized to use up to $500 million of cash to repurchase shares of its outstanding common stock through April 2007. During February 2007, Avaya completed the 2005 plan.

On February 15, 2007, the Board of Directors authorized another share repurchase plan (the “2007 plan”), under which Avaya may use up to $500 million of cash for repurchases of its outstanding shares through February 2009. Avaya repurchased 7,304,779 shares of its common stock during the six months ended March 31, 2007. This represented 5,008,479 shares of common stock pursuant to the 2005 plan and 2,296,300 shares of common stock pursuant to the 2007 plan. Approximately $471 million is available through February 2009 for further share repurchases under the 2007 plan.

All repurchases are made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price, the terms of Avaya’s credit facility and other factors.

9. Income Taxes

The following table provides the provision for income taxes for the three and six months ended March 31, 2007 and 2006:

	Three months ended		Six months ended
	March 31,		March 31
	2007	2006	2007	2006
	Dollars in millions
Provision for income taxes	$31	$19	$56	$59

The provision for income taxes for the periods shown above are comprised of U.S. Federal, state and non-U.S. taxes. The provision for the six months ended March 31, 2007 includes a $6 million benefit from the retroactive extension to January 1, 2006 of the research tax credit pursuant to the Tax Relief and Health Care Act of 2006, and a $7 million tax benefit due to a reduction in estimated tax payable for fiscal 2006 in Germany as a result of additional restructuring charges reported for statutory purposes.

10. Benefit Obligations

The components of net periodic benefit cost (credit) for the three and six months ended March 31, 2007 and 2006 are provided in the table below:

	Pension Benefits—U.S.		Pension Benefits— Non-U.S.		Postretirement Benefits—U.S.
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
	2007	2006	2007	2006	2007	2006
	Dollars in millions
Components of Net Periodic Benefit Cost
Service cost	$4	$5	$3	$3	$1	$1
Interest cost	41	42	5	4	10	9
Expected return on plan assets	(51)	(51)	(1)	—	(2)	(1)
Amortization of unrecognized prior service cost	1	1	—	—	8	4
Recognized net actuarial loss	12	14	—	—	—	—
Net periodic benefit cost	$7	$11	$7	$7	$17	$13

	Pension Benefits—U.S.		Pension Benefits— Non-U.S.		Postretirement Benefits—U.S.
	Six months ended March 31,		Six months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006	2007	2006
	Dollars in millions
Components of Net Periodic Benefit Cost
Service cost	$7	$9	$5	$5	$2	$2
Interest cost	83	83	10	8	20	17
Expected return on plan assets	(102)	(102)	(1)	—	(4)	(3)
Amortization of unrecognized prior service cost	2	3	—	—	16	8
Recognized net actuarial loss	23	28	—	—	—	1
Net periodic benefit cost	$13	$21	$14	$13	$34	$25

The Company provides certain pension benefits for U.S. and non-U.S. employees, which are not pre-funded. The Company makes payments as these benefits are disbursed. For the six months ended March 31, 2007, the Company made payments for these U.S. and non-U.S. pension benefits totaling

$3 million and $9 million, respectively. Estimated payments for these U.S. and non-U.S. pension benefits for the remainder of fiscal 2007 are $3 million and $3 million, respectively.

In compliance with the terms of the 2006 Agreement between the Company and the Communications Workers of America, the Company has contributed $12 million to the represented employees’ post-retirement health trust for the six months ended March 31, 2007, and expects to make additional contributions totaling $23 million for the remainder of fiscal 2007. The Company also provides certain retiree medical benefits for U.S. employees, which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed. For the six months ended March 31, 2007, the Company made payments totaling $18 million for these retiree medical benefits. Estimated payments for these retiree medical benefits for the remainder of fiscal 2007 are $10 million.

11. Stock Compensation Plans

The Company has a stock compensation plan that provides for the issuance to eligible employees of nonqualified stock options and restricted stock units representing Avaya common stock. In addition, the Company has a stock purchase plan under which eligible employees have the ability to purchase shares of Avaya common stock at 85% of market value. As of March 31, 2007, there were 36.7 million shares authorized for future grants to purchase Avaya common stock under the Company’s stock compensation plan.

Stock Options

Stock options are generally granted with an exercise price equal to the market value of a share of common stock on the date of grant, have a term of 10 years or less and vest within four years from the date of grant. Most of the stock options granted in fiscal 2004 or later have a term of seven years and vest over three years. For the six months ended March 31, 2007 and 2006, approximately $9 million and $7 million, respectively, of compensation expense related to stock options was recorded.

In connection with certain of the Company’s acquisitions, outstanding stock options held by employees of acquired companies became exercisable for Avaya’s common stock, according to their terms, effective at the acquisition date. The fair value of these options was included as part of the purchase price of the acquisition.

The Company considers several factors in calculating the fair value of share-based awards based on the lattice-binomial model. The Company calculates expected volatility based on implied and historical volatility of the Company’s common stock and other factors. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s intent not to issue a dividend under its dividend policy. The expected holding period assumption was estimated based on the Company’s historical experience.

Share-based compensation expense recognized in the Consolidated Statements of Income for the six months ended March 31, 2007 and 2006 is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

The fair value of each fiscal 2007 option grant was estimated on the grant-date using the lattice-binomial model with the following weighted average assumptions:

Six months ended
March 31, 2007
WEIGHTED AVERAGE ASSUMPTIONS:
Dividend yield	0.00%
Expected volatility	56.72%
Risk-free interest rate	4.66%
Annual forfeiture rate	5.13%
Expected holding period (in years)	3.57

The following table summarizes information concerning options granted under the Company’s stock compensation plan for the year ended September 30, 2006 and the six months ended March 31, 2007, including information regarding option exercises, forfeitures and expirations:

	Shares	Weighted Average
	(000's)	Exercise Price
OPTIONS OUTSTANDING AS OF SEPTEMBER 30, 2005	48,525	$13.95
Granted	6,503	10.85
Exercised	(3,338)	4.25
Forfeited and Expired	(2,759)	15.57
OPTIONS OUTSTANDING AS OF SEPTEMBER 30, 2006	48,931	14.10
Granted	5,305	12.49
Exercised	(3,576)	6.22
Forfeited and Expired	(5,697)	14.92
OPTIONS OUTSTANDING AS OF MARCH 31, 2007	44,963	$14.44

The following table summarizes the status of the Company’s outstanding stock options as of March 31, 2007:

	Stock Options Outstanding				Stock Options Exercisable
		Average	Weighted	Aggregate		Weighted	Aggregate
		Remaining	Average	Intrinsic		Average	Intrinsic
Range of	Shares	Contractual	Exercise	Value	Shares	Exercise	Value
Exercise Prices	(000's)	Life (Years)	Price	(000's)	(000's)	Price	(000's)
$0.01 to $6.39	4,521	2.40	$4.34	$33,882	4,521	$4.34	$33,882
$6.40 to $11.18	6,300	5.33	10.46	8,614	2,086	10.42	2,934
$11.19 to $14.84	13,355	4.82	12.88	396	7,640	13.21	296
$14.85 to $15.89	9,929	3.25	14.92	—	9,929	14.92	—
$15.90 to $51.21	10,858	2.78	22.43	—	10,858	22.43	—
Total	44,963		$14.44	$42,892	35,034	$15.24	$37,112

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s average stock price on March 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable on March 31, 2007 was approximately 7 million. The weighted average remaining contractual life on March 31, 2007 for outstanding and exercisable options is 3.81 and 3.12 years, respectively.

Time-Vesting Restricted Stock Units

The Company’s stock compensation plan permits the granting of RSUs to eligible employees and non-employee Directors at fair market value at the grant-date. RSUs typically become fully vested over a four-year period and are payable in shares of the Company’s common stock upon vesting.

The following table summarizes information concerning unvested RSUs granted under the Company’s stock compensation plan as of September 30, 2006, and includes information regarding grants, vests and forfeitures during the six months ended March 31, 2007:

		Weighted-Average
		Grant-Date
Unvested Shares	Shares (000's)	Fair Value
Unvested shares at September 30, 2006	5,319	$12.44
Granted	2,472	12.64
Vested	(375)	10.86
Forfeited	(827)	12.83
Unvested shares at March 31, 2007	6,589	$12.56

As of March 31, 2007, there was approximately $57 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of four years. Compensation expense related to RSUs was $4 million for each of the three month periods ended March 31, 2007 and 2006,  and was $8 million for each of the six month periods ended March 31, 2007 and 2006.

Performance-Vesting and Market-Vesting Restricted Stock Units

Performance-vesting and market-vesting RSUs vest upon the achievement of certain targets and are payable in shares of the Company’s common stock upon vesting, typically with a three-year performance period. Different targets may be established for different awards, some of which may contain “performance-vesting” conditions and some of which may contain “market-vesting” conditions.

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

“Market-vesting” awards measure the Company’s relative market performance against that of other companies. The fair value of RSUs containing a market-vesting condition is based on the market price of the Company’s stock on the grant date modified to reflect the impact of the market-vesting condition including the estimated payout level based on that condition. Compensation cost is not adjusted for subsequent changes in the expected outcome of the market-vesting condition.

Effective December 19, 2006, the Compensation Committee of the Board of Directors approved awards of 381,000 RSUs to executive officers of the Company pursuant to the terms of the plan, each with a market-vesting condition based on the Company’s total shareholder return performance as a percentile against a peer group.

Employee Stock Purchase Plan

Under the terms of the employee stock purchase plan, eligible employees may have up to 10% of eligible compensation deducted from their pay to purchase Avaya common stock. The per share purchase price is 85% of the average high and low per share trading price of Avaya’s common stock on the New

York Stock Exchange on the last trading day of each month. Compensation expense related to the employee stock purchase plan for the three and six months ended March 31, 2007 was $0.5 million and $1.2 million, respectively, and for the three and six months ended March 31, 2006 was $0.6 million and $1.2 million, respectively.

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

Summarized financial information relating to the Company’s reportable segments is shown in the following table:

	Reportable Segments		Corporate/
	Global	Avaya	Other
	Communications	Global	Unallocated
	Solutions	Services	Amounts	Total
	Dollars in millions
Three months ended March 31, 2007
Revenue	$698	$596	$—	$1,294
Operating income (loss)	38	56	(13)	81
Three months ended March 31, 2006
Revenue	$661	$577	$—	$1,238
Operating income (loss)	32	41	(20)	53
Six months ended March 31, 2007
Revenue	$1,380	$1,194	$—	$2,574
Operating income	60	109	2	171
Six months ended March 31, 2006
Revenue	$1,322	$1,165	$—	$2,487
Operating income (loss)	75	101	(16)	160

The following table sets forth the Company’s long-lived assets by geographic area:

	March 31, 2007	September 30, 2006
	Dollars in millions
U.S.	$381	$399
Outside the U.S.:
Germany	196	200
EMEA—Europe / Middle East / Africa (excluding Germany)	43	45
APAC—Asia Pacific	17	18
Americas, non-U.S.	7	6
Total outside the U.S.	263	269
Total	$644	$668

13. Commitments and Contingencies

Legal Proceedings

In the ordinary course of business the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings, including, but not limited to, those identified below, relating to intellectual property, commercial, securities, employment, employee benefits, environmental and regulatory matters. Other than as described below, the Company believes there is no litigation pending against the Company that could have, individually or in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.

In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If a range of liability is probable and estimable and some amount within the range appears to be a better estimate than any other amount within the range, the Company accrues that amount. If a range of liability is probable and estimable and no amount within the range appears to be a better estimate than any other amount within the range, the Company accrues the minimum of such probable range. Often these issues are subject to substantial uncertainties and, therefore, the probability of loss and an estimation of damages are difficult to ascertain. These assessments can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions that have been deemed reasonable by management. Although the Company believes it has substantial defenses in these matters, it could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its financial position, results of operations or cash flows in any particular period.

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

The complaints, which are substantially similar to one another, allege, among other things, that the plaintiffs were injured by reason of certain allegedly false and misleading statements made by us relating to the cost of the Tenovis integration, the disruption caused by changes in the delivery of our products to the market and reductions in the demand for our products in the U.S., and that based on the foregoing we had no basis to project our stated revenue goals for fiscal 2005. The Company has been served with a number of these complaints. No class has been certified in the actions. The complaints seek compensatory damages plus interest and attorneys’ fees. In August 2005, the court entered an order identifying a lead plaintiff and lead plaintiff’s counsel. A consolidated amended complaint was filed in October 2005. Pursuant to a scheduling order issued by the District Court, defendants filed their motion to dismiss the consolidated complaint in December 2005. In September 2006, the District Court granted defendants’ motion to dismiss the case in its entirety and with prejudice, which was appealed by the plaintiffs. The appeal is currently pending with the United States Court of Appeals for the Third Circuit.

Derivative Litigation

In May and July of 2005, three derivative complaints were filed against certain officers and the members of the Board of Directors (“Board”) of the Company. Two complaints were filed in the United States District Court for the District of New Jersey, and one was filed in the Superior Court of New Jersey—Somerset County. The allegations in each of the complaints are substantially similar and include the Company as a nominal defendant. The complaints allege, among other things, that defendants violated their fiduciary duties by failing to disclose material information and/or by misleading the investing public about the Company’s business, asserting claims substantially similar to those asserted in the actions described above under “Securities Litigation.” The complaints seek contribution from the defendants to the Company for alleged violations of the securities laws, restitution to the Company and disgorgement of profits earned by defendants, and fees and costs. The state court matter has been dismissed without prejudice to plaintiff’s possibly re-filing the complaint, pending outcome of the appeal in the “Securities Litigation” action described above. The matters pending in federal court have been administratively terminated possibly to be reinstated pending outcome of the appeal in the “Securities Litigation” action described above. Insofar as all of these actions are inactive, but subject to reinstatement, outcomes cannot be predicted and, as a result, we cannot be assured that these cases will not have a material adverse effect on our financial position, results of operations or cash flows.

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

The complaint alleged, among other things, that the named defendants breached their fiduciary duties owed to participants and beneficiaries of the Plans and failed to act in the interests of the Plans’ participants and beneficiaries in offering Avaya common stock as an investment option, purchasing Avaya common stock for the Plans and communicating information to the Plans’ participants and beneficiaries. The complaint sought a monetary payment to the plans to make them whole for the alleged breaches, costs and attorneys’ fees. The Defendants filed a motion to dismiss the amended complaint in December 2005. In an order and opinion dated April 24, 2006, the District Court judge granted the Defendants’ motion and dismissed the amended complaint in its entirety. In May 2006, the plaintiffs filed a Notice of Appeal with the United States Court of Appeals for the Third Circuit. The parties have completed their respective briefing submissions and the court heard argument on the matter in April 2007. Although the defendants believe that the District Court correctly decided the motion to dismiss, given the uncertainties of the appeal, at this time the Company cannot determine if this matter will have an effect on its business or, if it does, whether its outcome will have a material adverse effect on its financial position, results of operations or cash flows. Due to the uncertainty surrounding the issues involved in this matter and based on the facts and circumstances known to date, the Company believes that an estimate or potential range of any loss that may be incurred cannot be made at this time.

ERISA Class Action—Stock Funds

In April 2006, a purported class action was filed in the United States District Court for the District of New Jersey, alleging that the Company, certain employees and the Pension and Employee Benefits Investment Committee violated the Employee Retirement Income Security Act of 1974 (“ERISA”), by including in the Avaya Inc. Savings Plan for Salaried Employees, the Avaya Inc. Savings Plan and the Avaya Inc. Savings Plan for the Variable Workforce (“Plans”), investment options for the Lucent Technologies Inc. Stock Fund (“Lucent Fund”) and the Avaya Inc. Stock Fund (“Avaya Fund”) for the period of October 2000 to April 2003 (“Alleged Class Period”). The complaint asserts, among other things, that during the Alleged Class Period defendants breached their fiduciary duties under ERISA by violating ERISA’s provisions against prohibited transactions; offering the Lucent Fund and Avaya Fund imprudently as investment options; failing properly to monitor the funds; and, failing properly to monitor the actions of other plan fiduciaries, thus causing the Plans to suffer damages. The complaint seeks monetary relief on behalf of the Plans and their participants, and also seeks injunctive relief and costs, including attorneys’ fees. Defendants have filed a motion to dismiss this case in its entirety and with prejudice. In April 2007, the District Court issued an opinion dismissing all but one portion of one count of the complaint, reasoning that the circumstances surrounding the distribution of Avaya shares of common stock prior to the spin-off of Avaya from Lucent in October 2000 into the various Avaya Plans could not be addressed in the procedural posture of a motion to dismiss. Defendants intend to seek dismissal of the remaining count of the complaint at the appropriate time.

Notwithstanding dismissal of the vast majority of the complaint, the remaining issues of this case are in the early stages of litigation, and an outcome cannot be predicted and, as a result, we cannot be assured that this case will not have a material adverse effect on our financial position, results of operations or cash flows. Due to the uncertainty surrounding the issues involved in this matter and based on the facts and circumstances known to date, the Company believes that an estimate or potential range of any loss that may be incurred cannot be made at this time.

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

The Company assesses the adequacy of environmental reserves on a quarterly basis. The Company does not expect the outcome of these matters to have a material impact on its financial position. Expenditures for environmental matters for the three and six months ended March 31, 2007 and 2006 were not material to the Company’s financial position, results of operations or cash flows. Payment for the environmental costs covered by the reserves may be made over a 30-year period. Although the Company does not separately track recurring costs of managing hazardous substances and pollutants in ongoing operations, it does not believe them to be material.

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

Dollars in millions
Balance as of September 30, 2006	$29
Reductions for payments and costs to satisfy claims	(25)
Accruals for warranties issued during the period	27
Balance as of March 31, 2007	$31

Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements

Letters of Credit

In addition to its $400 million committed credit facility, which is discussed in Note 7, “Financing Arrangements,” the Company has entered into uncommitted credit facilities that vary in term totaling $131 million as of March 31, 2007. These uncommitted facilities are for the purpose of securing third party financial guarantees such as letters of credit that ensure the Company’s performance or payment to third parties. As of March 31, 2007, the Company has outstanding an aggregate of $101 million in irrevocable letters of credit under the committed and uncommitted credit facilities ($28 million under its committed credit facility and $73 million under uncommitted facilities).

Surety Bonds

The Company arranges for the issuance of various types of surety bonds, such as license, permit, bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. These bonds vary in duration although most are issued and outstanding from six months to three years. These bonds are backed by

$5 million of our letters of credit. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $30 million as of March 31, 2007. Historically, no surety bonds have been drawn upon.

Purchase Commitments and Termination Fees

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and to help assure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that allow them to produce and procure inventory based upon forecasted requirements provided by the Company. If the Company does not meet these specified purchase commitments, it could be required to purchase the inventory, or in the case of certain agreements, pay an early termination fee. As of March 31, 2007, the maximum potential payment under these commitments was approximately $162 million. Historically, the Company has not been required to pay a charge for not meeting its designated purchase commitments with these suppliers.

All manufacturing of the Company’s products is performed in accordance with detailed specifications and product designs furnished by the Company and is subject to rigorous quality control standards.

Product Financing Arrangements

The Company sells products to various resellers that may obtain financing from certain unaffiliated third party lending institutions. For the Company’s product financing arrangement with resellers outside the U.S., in the event participating resellers default on their payment obligations to the lending institution, the Company is obligated under certain circumstances to guarantee repayment to the lending institution. The repayment amount fluctuates with the level of product financing activity. The guarantee repayment amount was approximately $8 million as of March 31, 2007. The Company reviews and sets the maximum credit limit for each reseller participating in this financing arrangement. Historically, there have not been any guarantee repayments by the Company since it became publicly traded in 2000. The Company has estimated the fair value of this guarantee as of March 31, 2007, and has determined that it is not significant. There can be no assurance that the Company will not be obligated to repurchase inventory under this arrangement in the future.

Performance Guarantee

In connection with the sales of certain businesses, the Company has assigned its rights and obligations under several real estate leases to the acquiring companies (the “assignees”). The remaining terms of these leases vary from one year to eight years. While the Company is no longer the primary obligor under these leases, the lessor has not completely released the Company from its obligation, and holds it secondarily liable in the event that the assignees default on these leases. The maximum potential future payments the Company could be required to make, if all of the assignees were to default as of March 31, 2007, would be approximately $14 million. The Company has assessed the probability of default by the assignees and has determined it to be remote.

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

Transactions with Lucent Technologies Inc.

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

Our accompanying unaudited interim Consolidated Financial Statements as of March 31, 2007 and for the three and six months ended March 31, 2007 and 2006, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the U.S. Securities and Exchange Commission, or the SEC, for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2006, which were included in our Annual Report on Form 10-K filed with the SEC on December 8, 2006. In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated.

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

We operate in approximately 50 countries and sell products and services through a network of business partners, distributors and dealers who have customers in nearly 100 other countries. In the first six months of fiscal 2007, approximately 43% of our revenues were generated outside the U.S.

We are focused on the transition of traditional voice, or TDM, communications to converged networks that provide for the integration of voice, data, video and other applications traffic on a single network. We offer customers the flexibility to implement new IP telephony solutions or “IP-enable” their existing voice communications systems, thereby preserving some of their existing communications technology investments and allowing them to implement IP telephony at their own pace. Converged networks offer increased functionality and provide our enterprise customers with the ability to reach the right person at the enterprise, at the right time, in the right place and in the right way, thereby optimizing business interactions and enhancing our customers’ ability to grow revenue and reduce costs. Our products, applications and services are driving the integration of communications and business processes, making communications an important component of our customers’ business strategies. This is the focus of our strategic roadmap around “Intelligent Communications.”

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

•       investment protection for traditional telephony systems, allowing customers to upgrade and take advantage of the benefits of IP telephony while maintaining a significant portion of their previous equipment investment (i.e. “IP-enable” their existing voice communications systems);

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

Financial Results Summary

Revenue—Revenue was $2,574 million and $2,487 million for the first six months of fiscal 2007 and 2006, respectively. Overall revenue grew by 3.5% as a result of increases in both of our operating segments. Revenues for the first six months of fiscal 2007 included a favorable currency impact of $63 million that benefited both operating segments, almost entirely in Europe. Excluding this benefit, overall revenue increased $24 million compared to the first six months of fiscal 2006, primarily in the US.

Gross Margin—Our gross margin for the first six months of fiscal 2007 increased by $30 million to $1,197 million compared with the first six months of fiscal 2006 due to an increase in sales volume and a benefit from foreign currency fluctuations, although the gross margin rate for fiscal 2007 was slightly lower at 46.5%. The decrease in the overall rate was primarily the result of the decline in margin rates on rental and managed service contracts, particularly in Germany. The gross margin for the first six months of fiscal 2006 includes an $11 million benefit, or approximately a half-percentage point impact, from a change in our vacation policy eliminating carryover vacation days for U.S. non-represented employees.

Operating Expenses—Our selling, general and administrative (SG&A) expenses decreased by $2 million to $782 million for the first six months of fiscal 2007 compared to the first six months of fiscal 2006. This net decrease was primarily due to lower headcount and lower discretionary spending in connection with our cost management initiatives, as well as several benefits in the first six months of fiscal 2007, including a gain on the sale of real estate and an $8 million benefit from the favorable resolution of non-income tax audits in several jurisdictions. These benefits were partially offset by expected increased employee benefit costs and unfavorable foreign currency fluctuations. The increased employee benefit costs were primarily due to the previously-disclosed increase in post-retirement health benefits for union employees. The first six months of fiscal 2006 included a $7 million benefit related to the change in our vacation policy.

During the first six months of fiscal 2007, our research and development (R&D) expenses increased by $25 million to $228 million compared with the first six months of fiscal 2006 due to an increase in gross investment and to a lesser extent, the acquisitions of Traverse and Ubiquity. The first six months of fiscal 2006 included a $3 million benefit related to the change in our vacation policy.

We also recorded $16 million in net charges for restructuring actions during the first six months of fiscal 2007. These represent $23 million of charges for employee separation costs and lease obligations, partially offset by a net benefit of $7 million for changes in estimates for prior restructuring plans primarily related to leased facilities. During the first six months of fiscal 2006, we recorded net restructuring charges of $20 million.

Profitability—We earned net income of $128 million and $109 million for the first six months of fiscal 2007 and 2006, respectively. Our operating income was $171 million, or 6.6% of revenue, for the first six months of fiscal 2007, compared to $160 million, or 6.4% of revenue, for the first six months of fiscal 2006. Operating income for the first six months of fiscal 2007 includes an increase in gross margin dollars due to sales volume, as well as several benefits in costs and operating expenses as described above, partially offset by increased R&D investment. Operating income for the first six months of fiscal 2006 included a $21 million benefit from the change in our vacation policy.

Key Trends and Uncertainties Affecting Our Results

Trends and Uncertainties Affecting Our Revenue

The following are the key factors we believe are currently affecting our revenue:

•       Technology transition—Our growth strategy relies heavily on capturing a significant share of the spending by enterprises on their transition of technology from traditional communications systems to IP telephony. We believe that IP telephony has gained widespread acceptance in the marketplace and over time we expect demand to continue to increase as the industry goes through the mainstream adoption phase in the product lifecycle. According to the latest available industry statistics, approximately half of all lines currently being shipped are IP rather than traditional, or TDM. As a result of the technology transition, spending by enterprises on traditional voice communication systems has been declining. Increases in our product revenue attributable to sales of IP telephony systems continue to be offset in part by declines in product revenue attributable to traditional voice communication systems.

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

•       Pressures on services business—Due to advances in technology, our customers continue to expect traditional services to be at lower prices to them. In addition, our customers routinely look for opportunities to reduce their information technology and related costs. A high correlation exists with respect to customers in our direct channel who purchase products also electing to purchase maintenance contracts at the time of the product purchase. However, at the time of contract renewal, maintenance and managed services revenues have been affected by reductions in scope of contracted services (i.e. number of ports, number of sites, or hours and levels of coverage) at the time of contract renewal, cancellations and increased competition, as well as the price erosion noted above. These factors have resulted in challenges to our Avaya Global Services segment. We have been able to partially offset these impacts by focusing on new types of services such as consulting and systems integration. These new types of services may have lower margins than our traditional services. In addition, we have also been able to reduce our costs to minimize the impact on our operating income.

•       Disruption in logistics—As we continue to seek to optimize our end-to-end supply chain, we have been outsourcing various logistics functions over the course of the past few years. As previously disclosed, in the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007, we moved certain warehousing and physical distribution operations to a different third party provider at a new facility. Following this move we experienced disruption, resulting in delays in delivery of products from this warehouse and warehousing operational inefficiencies. We have been working with this third party provider to resolve these issues. See “Manufacturing and Logistics” for more information.

•       Foreign currency—Our revenues outside of the U.S. were 43% of our consolidated revenues in the first six months of fiscal 2007 compared to 42% in the first six months of fiscal 2006. Revenues for the first six months of fiscal 2007 include a favorable currency impact of $63 million as compared to the first six months of fiscal 2006. Any strengthening of the U.S. dollar against other currencies, particularly the euro, will have a negative impact on our reported revenues. Conversely, any weakening of the U.S. dollar will have a positive impact.

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

As we continue to seek to optimize our end-to-end supply chain, we have been outsourcing various logistics functions over the course of the past few years. We rely on third-party logistics service providers to provide services for our business, including warehousing and physical distribution. If a logistics service provider does not meet our service level and quality requirements for any reason, we may be unable to fulfill our customers’ orders in a timely and accurate manner, which could delay or decrease our revenue or otherwise have an adverse effect on our revenue and our costs. In the fourth quarter of fiscal 2006 and first quarter of fiscal 2007, we moved certain warehousing and physical distribution operations to a different third party logistics service provider at a new facility, which now services a significant portion of our warehousing and physical distribution needs. There were disruptions and delays in delivery of certain products from this facility in the first quarter of fiscal 2007. Additionally, there was an adverse impact on our costs throughout the first half of fiscal 2007. We and our logistics service provider continue to work jointly in order to promote stability in the warehousing operations and we have been making improvements as we progress through this transition, however, we cannot assure you that this issue will not continue to have an adverse effect on our revenue and increase our costs.

We also face increasing complexity in our product design, logistics and procurement operations due to existing and upcoming requirements relating to the materials composition of our products, such as the European Union (“EU”) directives regarding Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) and the Waste Electrical and Electronic Equipment

(“WEEE”) directive. We may be required to reengineer products to utilize components compatible with these changing environmental requirements and the resulting reengineering and component substitution may result in additional costs to us. Even if we are able and willing to reengineer products or pay additional costs, we still may be adversely affected if the materials and components that we need are unavailable to us. In addition, if we were found to be in violation of these regulations, we could be subject to government fines, noncompliant products may be banned from markets covered by the regulations and our customers could incur liability. Although we do not anticipate any material adverse effects based on the nature of our operations and the effect of such regulations, there is no assurance that existing regulations or future regulations will not have an adverse effect on us.

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

Results from Continuing Operations

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006

Revenue

The following table sets forth a comparison of revenue by type:

					Second Fiscal Quarter
							Mix
2Q06	3Q06	4Q06	1Q07	Dollars in millions	2007	2006	2007	2006	Change
$593	$636	$690	$619	Sales of products	$639	$593	49%	48%	$46	7.8%
492	507	514	509	Services	509	492	39%	40%	17	3.5%
153	154	160	152	Rental and managed services	146	153	12%	12%	(7)	-4.6%
$1,238	$1,297	$1,364	$1,280	Total revenue	$1,294	$1,238	100%	100%	$56	4.5%

Each type of revenue benefited from favorable foreign currency fluctuations. Revenue from sales of products increased by 7.8% due to demand for our converged voice applications, partially offset by the expected decline in sales of TDM products. Services revenue increased by 3.5% and includes an increase in maintenance revenue and higher demand for professional services. Rental and managed services revenue decreased by 4.6% resulting from changes in scope of contracted services, cancellations and pricing pressures related to our rental base in Germany.

The following table sets forth a geographic comparison of revenue:

					Second Fiscal Quarter
							Mix
2Q06	3Q06	4Q06	1Q07	Dollars in millions	2007	2006	2007	2006	Change
$719	$753	$788	$732	U.S.	$746	$719	58%	58%	$27	3.8%
				Outside the U.S.:
182	182	183	186	Germany	178	182	14%	15%	(4)	-2.2%
174	205	208	203	EMEA - Europe / Middle East / Africa(Excluding Germany)	190	174	14%	14%	16	9.2%
356	387	391	389	Total EMEA	368	356	28%	29%	12	3.4%
99	87	110	88	APAC - Asia Pacific	111	99	9%	8%	12	12.1%
64	70	75	71	Americas, non-U.S.	69	64	5%	5%	5	7.8%
519	544	576	548	Total outside the U.S.	548	519	42%	42%	29	5.6%
$1,238	$1,297	$1,364	$1,280	Total revenue	$1,294	$1,238	100%	100%	$56	4.5%

Revenues in the U.S. increased 3.8% compared with the second quarter of fiscal 2006, primarily due to increases in sales of products, particularly converged voice applications. Germany revenue declined primarily due to the continued decline in our rental base. EMEA revenue, excluding Germany, grew by 9.2%, helped by strong demand in high-growth markets, as well as a benefit from foreign currency fluctuations. APAC revenue increased due to strong demand and also benefited from shipments in the second quarter of fiscal 2007 that were delayed due to the first quarter warehousing issues. Revenue in Americas, non-U.S. increased primarily due to product demand through the direct channel.

The following table sets forth a comparison of revenue from sales of products by channel:

					Second Fiscal Quarter
							Mix
2Q06	3Q06	4Q06	1Q07	Dollars in millions	2007	2006	2007	2006	Change
$250	$277	$302	$259	Direct	$277	$250	43%	42%	$27	10.8%
343	359	388	360	Indirect	362	343	57%	58%	19	5.5%
$593	$636	$690	$619	Total sales of products	$639	$593	100%	100%	$46	7.8%

The mix of sales of products in the second quarter of fiscal 2007 through the direct and indirect channel was consistent with the same quarter last fiscal year.

Gross Margin

The following table sets forth a comparison of gross margin by type:

					Second Fiscal Quarter
							Percent of Revenue
2Q06	3Q06	4Q06	1Q07	Dollars in millions	2007	2006	2007	2006	Change
53.6%	52.2%	54.8%	53.3%	On sales of products	$338	$318	52.9%	53.6%	$20	6.3%
35.2%	33.9%	32.1%	36.3%	On services	185	173	36.3%	35.2%	12	6.9%
56.9%	54.5%	57.5%	55.3%	On rental and managed services	75	87	51.4%	56.9%	(12)	-13.8%
46.7%	45.3%	46.6%	46.8%	Total gross margin	$598	$578	46.2%	46.7%	$20	3.5%

The $20 million increase in gross margin for the second quarter of fiscal 2007 reflects an increase in sales volume and a benefit from foreign currency fluctuations partially offset by a decrease in rental and managed services.

Gross margin on sales of products increased by $20 million primarily due to higher sales volume, although the gross margin rate was slightly lower than the second quarter of fiscal 2006 due to higher costs associated with our warehousing issues.

Services gross margin increased by $12 million compared to second quarter of fiscal 2006, and the gross margin rate increased by over one percentage point. The increase in gross margin was due to services sales volume increases and cost reductions from employee restructuring actions in prior periods, which were partially offset by expected increased employee benefit costs.

Rental and managed services gross margin and rate both decreased due to reductions in scope of contracted services at the time of contract renewal particularly related to our rental base in Germany, cancellation of contracts with historically higher margins and price erosion on new contracts.

Operating expenses

					Second Fiscal Quarter
							Percent of Revenue
2Q06	3Q06	4Q06	1Q07	Dollars in millions	2007	2006	2007	2006	Change
$399	$423	$388	$389	Selling, general and administrative	$393	$399	30.4%	32.2%	$(6)	-1.5%
106	115	110	114	Research and development	114	106	8.8%	8.6%	8	7.5%
20	22	62	6	Restructuring charges, net	10	20	0.8%	1.6%	(10)	-50.0%
$525	$560	$560	$509	Total operating expenses	$517	$525	40.0%	42.4%	$(8)	-1.5%

34

The $6 million decrease in SG&A expenses is primarily due to the impact of lower headcount and lower discretionary spending in connection with our cost management initiatives, partially offset by expected higher employee benefit costs.

R&D expenses increased by $8 million compared to the same quarter last fiscal year due to increased gross investment and to a lesser extent, the acquisitions of Traverse and Ubiquity.

Restructuring charges, net for the second quarter of fiscal 2007 primarily represent $10 million of net charges for employee separation costs and lease obligations.

Other Income, Net

					Second Fiscal Quarter
2Q06	3Q06	4Q06	1Q07	Dollars in millions	2007	2006	Change
$6	$5	$8	$6	Other income, net	$7	$6	$1	17%

Other income, net for the second quarters of fiscal 2007 and 2006 primarily represents interest income earned on cash and cash equivalents.

Interest Expense

					Second Fiscal Quarter
2Q06	3Q06	4Q06	1Q07	Dollars in millions	2007	2006	Change
$2	$—	$—	$—	Interest expense	$—	$2	$(2)	-100%

Capital lease obligations of $11 million represent our only financing arrangement as of March 31, 2007, and therefore, we have incurred insignificant interest expense.

Provision for (Benefit from) Income Taxes

					Second Fiscal Quarter
2Q06	3Q06	4Q06	1Q07	Dollars in millions	2007	2006	Change
$19	$(11)	$35	$25	Provision for (benefit from) income taxes	$31	$19	$12	63%

The provision for income taxes in the second quarter of fiscal 2007 is comprised of U.S. Federal, state and non-U.S. taxes. The provision for the second quarter of fiscal 2007 resulted in an effective tax rate of 34.7%.

The provision for income taxes in the second quarter of fiscal 2006 was comprised of U.S. Federal, state and non-U.S. taxes. The provision for the second quarter of fiscal 2006 resulted in an effective tax rate of 33.3%.

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

•       messaging for IP and traditional systems;

•       application enablement services; and

•       unified communication client applications.

The following table sets forth revenue by similar class of products within the GCS segment:

					Second Fiscal Quarter
							Mix
2Q06	3Q06	4Q06	1Q07	Dollars in millions	2007	2006	2007	2006	Change
$414	$455	$483	$435	Large Communications Systems	$440	$414	63%	63%	$26	6.3%
94	92	96	85	Small Communications Systems	84	94	12%	14%	(10)	-10.6%
141	144	169	151	Converged Voice Applications	162	141	23%	21%	21	14.9%
12	13	12	11	Other	12	12	2%	2%	—	0.0%
$661	$704	$760	$682	Total GCS revenue	$698	$661	100%	100%	$37	5.6%

Overall GCS revenue grew by $37 million, or 5.6%. Product revenue increases, particularly related to converged voice applications,  and a benefit from foreign currency fluctuations, were offset by the expected reduced sales of traditional products and a decline in our rental base in Germany. The $26 million increase in large communication systems revenue was primarily the result of increased demand for enterprise gateways and other equipment. Small communications systems revenues decreased by $10 million due to continued declines of our sales of traditional products and in our rental base. Converged voice applications revenues increased due to increased demand for applications, especially IP messaging and contact center applications, offset by declines in demand for traditional messaging products.

The following table sets forth operating income of the GCS segment:

Second Fiscal Quarter
Percent of Revenue
2Q06	3Q06	4Q06	1Q07	Dollars in millions	2007	2006	2007	2006	Change

$32	$36	$86	$22	Operating income	$38	$32	5.4%	4.8%	$6	18.8%

The $6 million increase in operating income was primarily due to higher gross margin as a result of higher sales volumes, partially offset by higher costs associated with our warehousing issues and increases in R&D investment.

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

Global Managed Services—AGS supplements our customers’ in-house staff and manages complex multi-vendor, multi-technology networks, optimizes network performance and configurations, backs up systems, detects and resolves faults, performs moves, adds and changes, and manages our customers’ trouble tickets and inventory. This category includes customers who have chosen a bundled solution with enhanced services not provided in a basic maintenance contract, and service of solutions sold under a rental payment basis. The managed services business generally involves larger contracts with customers who outsource responsibility for their voice applications domain to us. We face challenges in this area, including ensuring that we deliver consistent levels of service globally to these large, and often multi-national, customers while controlling costs and expanding the required skill set of our AGS organization.

The profitability of our AGS segment is also affected by the fixed costs associated with our represented workforces in the U.S. and EMEA and includes the impact of increases in employee benefit costs. In addition, our profitability is impacted by the complexities associated with maintenance of global, multi-vendor IP networks as compared with local, closed, proprietary TDM networks, such as the need to assure a sufficient level of service technicians with IP skills.

The following table sets forth revenue by similar class of services within the AGS segment:

					Second Fiscal Quarter
							Mix
2Q06	3Q06	4Q06	1Q07	Dollars in millions	2007	2006	2007	2006	Change
$401	$402	$404	$411	Product Support Services	$412	$401	69%	70%	$11	2.7%
89	106	111	98	Consulting and Systems Integration	97	89	16%	15%	8	9.0%
86	84	89	89	Global Managed Services	87	86	15%	15%	1	1.2%
1	1	—	—	Services—Other	—	1	0%	0%	(1)	0.0%
$577	$593	$604	$598	Total AGS revenue	$596	$577	100%	100%	$19	3.3%

Overall AGS revenue increased by $19 million, or 3.3%, due to increases in product support services and consulting and systems integration, particularly related to professional services, as well as a benefit from foreign currency fluctuations.

Product support services revenues increased by $11 million compared to the second quarter of fiscal 2006, due to growth in maintenance revenues in all regions, particularly contract maintenance revenues in the U.S. Consulting and systems integration revenues grew due to increases in professional services, particularly in the U.S. Global managed services revenue was relatively flat. Factors negatively impacting revenue compared to the prior year include reductions in scope related to our Germany rental base, cancellations of contracted services, and price erosion on new contracts. The second quarter of fiscal 2007 also includes revenue from a termination fee related to the cancellation of a large customer contract. Excluding this termination fee, global managed services revenue would have declined compared to the prior year.

The following table sets forth operating income of the Avaya Global Services segment:

Second Fiscal Quarter
Percent of Revenue
2Q06	3Q06	4Q06	1Q07	Dollars in millions	2007	2006	2007	2006	Change

$41	$34	$36	$53	Operating income	$56	$41	9.4%	7.1%	$15	36.6%

The $15 million increase in operating income is primarily due to higher gross margin as a result of higher sales volumes. In addition, the net benefit of reduced costs from restructuring actions was partially offset by expected increased employee benefit costs.

Corporate/Other Unallocated Amounts

					Second Fiscal Quarter
2Q06	3Q06	4Q06	1Q07	Dollars in millions	2007	2006	Change
$(20)	$(42)	$(47)	$15	Operating (loss) income	$(13)	$(20)	$7	35%

Corporate/Other Unallocated amounts include a $10 million net restructuring charge in the second quarter of fiscal 2007, compared to a $20 million net charge for the prior year. The remaining $3 million operating loss in the current quarter is due to various overhead expenses. At the beginning of each fiscal year, the amount of corporate overhead and certain other expenses, including targeted annual incentive awards, to be charged to operating segments is determined and fixed for the entire year. Any adjustment of the annual incentive accrual, as well as any other over/under absorption of corporate overhead expenses against plan, is recorded within Corporate/Other Unallocated Amounts. In addition, certain discrete items, such as charges relating to restructuring actions, are not allocated to the operating segments and remain in Corporate/Other Unallocated Amounts.

Six Months Ended March 31, 2007 Compared with Six Months Ended March 31, 2006

Revenue

The following table sets forth a comparison of revenue by type:

	Six Months Ended March 31,
			Mix
	2007	2006	2007	2006	Change
	Dollars in millions
Sales of products	$1,258	$1,184	48%	48%	$74	6.3%
Services	1,018	996	40%	40%	22	2.2%
Rental and managed services	298	307	12%	12%	(9)	-2.9%
Total revenue	$2,574	$2,487	100%	100%	$87	3.5%

Each type of revenue benefited from favorable foreign currency fluctuations. Revenue from sales of products increased by 6.3% and includes increases due to demand for our converged voice applications, partially offset by the expected decline in sales of traditional products. Services revenue increased by 2.2% and includes growth in professional services. Rental and managed services revenue decreased by 2.9% resulting from changes in scope of contracted services, cancellations and pricing pressures related to our rental business.

The following table sets forth a geographic comparison of revenue:

	Six Months Ended March 31,
			Mix
	2007	2006	2007	2006	Change
	Dollars in millions
U.S.	$1,478	$1,453	57%	58%	$25	1.7%
Outside the U.S.:
Germany	364	368	14%	15%	(4)	-1.1%
EMEA—Europe / Middle East / Africa (Excluding Germany)	393	352	15%	14%	41	11.6%
Total EMEA	757	720	29%	29%	37	5.1%
APAC—Asia Pacific	199	186	8%	8%	13	7.0%
Americas, non-U.S.	140	128	6%	5%	12	9.4%
Total outside the U.S.	1,096	1,034	43%	42%	62	6.0%
Total revenue	$2,574	$2,487	100%	100%	$87	3.5%

Revenues in the U.S. increased 1.7% compared with the first six months of fiscal 2006, primarily due to increases in sales of products, particularly converged voice applications. Germany’s revenue decreased 1.1% due to the decline in our rental base. EMEA revenue, excluding Germany, grew by 11.6% due to a benefit from foreign currency fluctuations and strong demand in high-growth markets. The increase in APAC revenue was primarily due to the increased demand for IP products through the direct channel. Revenue in Americas, non-U.S. increased due to product demand through the direct channel.

The following table sets forth a comparison of revenue from sales of products by channel:

	Six Months Ended March 31,
			Mix
	2007	2006	2007	2006	Change
	Dollars in millions
Direct	$536	$518	43%	44%	$18	3.5%
Indirect	722	666	57%	56%	56	8.4%
Total sales of products	$1,258	$1,184	100%	100%	$74	6.3%

The mix of sales of products in the first six months of fiscal 2007 through the direct and indirect channel was consistent with the same period last fiscal year.

Gross Margin

The following table sets forth a comparison of gross margin by type:

	Six Months Ended March 31,
			Percent of Revenue
	2007	2006	2007	2006	Change
	Dollars in millions
On sales of products	$668	$632	53.1%	53.4%	$36	5.7%
On services	370	355	36.3%	35.6%	15	4.2%
On rental and managed services	159	180	53.4%	58.6%	(21)	-11.7%
Total gross margin	$1,197	$1,167	46.5%	46.9%	$30	2.6%

The $30 million increase in gross margin for the first six months of fiscal 2007 reflects an increase in the volume of sales of products and a benefit from foreign currency fluctuations, although the gross margin rate fell slightly. The decrease in the overall gross margin rate was due primarily to the decline in margin rates on rental and managed service contracts, particularly in Germany. The first six months of fiscal 2006 gross margin includes an $11 million benefit, or approximately a half percentage point impact, from the change in our vacation policy.

Gross margin on sales of products increased by $36 million primarily due to higher sales volume. Factors affecting the gross margin rate included higher costs associated with our warehousing issues, partially offset by benefits from cost reductions from employee restructuring actions.

Services gross margin increased by $15 million when compared to first six months of fiscal 2006. Cost reductions from employee restructuring actions in prior periods and increased volume of professional services were partially offset by expected increases in  employee benefit costs.

Rental and managed services gross margin and rate both decreased due to reductions in scope of contracted services at the time of contract renewal particularly related to our rental base in Germany, cancellation of contracts with historically higher margins and price erosion on new contracts.

Operating expenses

	Six Months Ended March 31,
			Percent of Revenue
	2007	2006	2007	2006	Change
	Dollars in millions
Selling, general and administrative	$782	$784	30.4%	31.5%	$(2)	-0.3%
Research and development	228	203	8.9%	8.2%	25	12.3%
Restructuring charges, net	16	20	0.6%	0.8%	(4)	-20.0%
Total operating expenses	$1,026	$1,007	39.9%	40.5%	$19	1.9%

The $2 million decrease in SG&A expenses is primarily due to lower headcount and lower discretionary spending, as well as benefits resulting from the favorable resolution of non-income tax audits and a gain on the sale of real estate in fiscal 2007, partially offset by expected increases in employee benefit costs. The first six months of fiscal 2006 included a $7 million benefit related to the change in our vacation policy.

R&D expenses increased by $25 million compared to the first six months of the last fiscal year due to increased gross investment and  to a lesser extent, the acquisitions of Traverse and Ubiquity. The first six months of fiscal 2006 included a $3 million benefit related to the change in our vacation policy.

Restructuring charges, net for the first six months of fiscal 2007 represent $23 million of charges for employee separation costs and lease obligations, partially offset by a net benefit of $7 million for changes in estimates for prior restructuring plans primarily related to facilities.

Other Income, Net

	Six Months Ended March 31,
	2007	2006	Change
	Dollars in millions
Other income, net	$13	$11	$2	18%

Other income, net for the first six months of fiscal 2007 and 2006 primarily represents interest income earned on cash and cash equivalents.

Interest Expense

	Six Months Ended March 31,
	2007	2006	Change
	Dollars in millions
Interest expense	$—	$3	$(3)	-100%

Capital lease obligations of $11 million represent our only financing arrangement as of March 31, 2007, and therefore, we have incurred insignificant interest expense.

Provision for Income Taxes

	Six Months Ended March 31,
	2007	2006	Change
	Dollars in millions
Provision for income taxes	$56	$59	$(3)	-5%

The provision for income taxes for the six month periods shown above are comprised of U.S. Federal, state and non-U.S. taxes. The provision for the six months ended March 31, 2007 also includes a $6 million benefit from the retroactive extension to January 1, 2006 of the research tax credit pursuant to the Tax Relief and Health Care Act of 2006 and a $7 million tax benefit due to a reduction in estimated tax payable for fiscal 2006 in Germany as a result of additional restructuring charges reported for statutory purposes. The provision for the first six months of fiscal 2007 resulted in an effective tax rate of 30.2%, which we believe is not indicative of the estimated tax rate for the full fiscal year.

The provision for the first six months of fiscal 2006 resulted in an effective tax rate of 35.1%.

Segment Results

Global Communications Solutions

The following table sets forth revenue by similar class of products within the GCS segment:

	Six Months Ended March 31,
			Mix
	2007	2006	2007	2006	Change
	Dollars in millions
Large Communications Systems	$875	$827	63%	62%	$48	5.8%
Small Communications Systems	169	183	12%	14%	(14)	-7.4%
Converged Voice Applications	313	292	23%	22%	21	7.4%
Other	23	20	2%	2%	3	14.0%
Total GCS revenue	$1,380	$1,322	100%	100%	$58	4.4%

Overall GCS revenue grew by $58 million, or 4.4%. Product revenue increases, particularly related to converged voice applications  and a benefit from foreign currency fluctuations, were offset by the expected reduced sales of traditional products and a decline in our rental base in Germany. The $48 million increase in large communication systems revenue was the result of increased demand for enterprise gateways and other equipment. Small communications systems revenues decreased by $14 million due to continued declines of our sales of traditional products and our rental base. Converged voice applications revenues increased by $21 million due to increased demand for applications, especially IP messaging and contact center applications, offset by declines in demand for traditional messaging products.

The following table sets forth operating income of the GCS segment:

	Six Months Ended March 31,
			Percent of Revenue
	2007	2006	2007	2006	Change
	Dollars in millions
Operating income	$60	$75	4.3%	5.7%	$(15)	-20.0%

The $15 million decline in operating income was primarily due to higher costs associated with our warehousing issues, increases in R&D investment and the benefit of $11 million from a change in the Company’s vacation policy for the first six months of fiscal 2006, partially offset by the impact of increases in sales volume.

Avaya Global Services

The following table sets forth revenue by similar class of services within the AGS segment:

	Six Months Ended March 31,
			Mix
	2007	2006	2007	2006	Change
	Dollars in millions
Product Support Services	$823	$813	69%	70%	$10	1.2%
Consulting and Systems Integration	195	184	16%	16%	11	5.8%
Global Managed Services	176	167	15%	14%	9	5.1%
Services—Other	—	1	0%	0%	(1)	-100%
Total AGS revenue	$1,194	$1,165	100%	100%	$29	2.5%

Overall AGS revenue increased by $29 million, or 2.5%, due to increases in product support services and consulting and systems integration, particularly related to professional services, as well as a benefit from foreign currency fluctuations.

Product support services revenues increased by $10 million compared to the second quarter of fiscal 2006, particularly in the international regions. Consulting and systems integration revenues grew by $11 million due to increases in professional services, primarily in the U.S. Global managed services revenues increased due to higher customer termination fees, which were partially offset by reductions in scope related to our Germany rental base, cancellations of contracted services and price erosion on new contracts.

The following table sets forth operating income of the Avaya Global Services segment:

	Six Months Ended March 31,
			Percent of Revenue
	2007	2006	2007	2006	Change
	Dollars in millions
Operating income	$109	$101	9.1%	8.7%	$8	7.9%

The $8 million increase in operating income is primarily due to an increase in sales volume. In addition, the benefit of reduced costs from restructuring actions was partially offset by expected increases in employee benefit costs. Operating income for the first six months of fiscal 2006 included a benefit of $10 million from the change in our vacation policy.

Corporate/Other Unallocated Amounts

	Six Months Ended March 31,
	2007	2006	Change
	Dollars in millions
Operating income (loss)	$2	$(16)	$18	113%

For the first six months of fiscal 2007, operating income in Corporate/Other Unallocated Amounts is primarily attributable to $8 million in gains on the sale of real estate and the $8 million benefit from non-income tax audit settlements in several jurisdictions, partially offset by $16 million of net restructuring charges. The operating loss for the first six months of fiscal 2006 was primarily due to $20 million of net restructuring charges.

Liquidity and Capital Resources

During the first six months of fiscal 2007, we generated positive cash flow from operations of $222 million. We used $94 million during the first six months of fiscal 2007 to repurchase shares in connection with our 2005 and 2007 share repurchase plans. In addition, we used $15 million and $146 million of cash to acquire Traverse and Ubiquity, respectively, and used $87 million of cash for capital expenditures and software development costs, which contributed to the decrease in cash and cash equivalents to $829 million as of March 31, 2007 from $899 million as of September 30, 2006.

Sources and Uses of Cash for the Six Months Ended March 31, 2007

A condensed statement of cash flows for the first six months of fiscal 2007 and 2006 follows:

	Six months ended March 31,
	2007	2006
	Dollars in millions
Net cash provided by (used for):
Operating activities	$222	$275
Investing activities	(245)	(99)
Financing activities	(66)	(179)
Effect of exchange rate changes on cash and cash equivalents	19	(2)
Net decrease in cash and cash equivalents	(70)	(5)
Cash and cash equivalents at beginning of year	899	750
Cash and cash equivalents at end of period	$829	$745

Operating Activities

Our net cash provided by operating activities was $222 million for the first six months of fiscal 2007, compared to $275 million in the first six months of fiscal 2006. The lower amount of cash provided by operating activities compared to the prior year was primarily driven by higher employee incentive payments. The first six months of fiscal 2007 included payment of employee incentives based on fiscal 2006 performance. The first six months of fiscal 2006 included payments of lower discretionary awards based on fiscal 2005 performance.  This change in the level of incentive payments resulted in an approximately $70 million increase in cash usage in the first six months of fiscal 2007 compared with the same period of fiscal 2006. In addition, changes in working capital, particularly accounts receivable, contributed to the decline in net cash provided by operating activities for the first six months of fiscal 2007 compared to the same period last fiscal year.

Accounts Receivable, Net—The following summarizes our accounts receivable, net and related metrics:

	March 31,	September 30,
	2007	2006	Change
	Dollars in millions
Accounts receivable, gross	$939	$928	$11
Allowance for doubtful accounts	(52)	(57)	5
Accounts receivable, net	$887	$871	$16
Allowance for doubtful accounts as a percent of accounts receivable, gross	5.5%	6.1%	-0.6 pts
Past due receivables as a percent of accounts receivable, gross	19.7%	17.8%	+1.9 pts

	For the three months ended
	March 31,	September 30,
	2007	2006	Change
Days sales outstanding (DSO)	62 days	57 days	+5 days

The increase in accounts receivable was primarily the result of receivables acquired in connection with our purchase of Ubiquity, as well as fluctuations in sales between the second quarter of fiscal 2007 and fourth quarter of fiscal 2006 and the timing of collections. The increase in DSO was primarily caused by slower collections of U.S. receivables.

Inventory—The following summarizes our inventory and inventory turnover:

	March 31,	September 30,
	2007	2006	Change
	Dollars in millions
Finished goods	$280	$281	$(1)
Raw materials	2	4	(2)
Total inventory	$282	$285	$(3)
Inventory turnover	9.8 times	10.2 times	- 0.4 times

Inventory was roughly flat compared to the end of fiscal 2006.

Accounts Payable—The following summarizes our accounts payable:

	March 31,	September 30,
	2007	2006	Change
	Dollars in millions
Accounts payable	$398	$418	$(20)
Days payable outstanding	52	52	—

Accounts payable decreased in the first six months of fiscal 2007 from the prior year-end due to lower spending levels and the timing of payments during the quarter.

Investing Activities

Net cash used for investing activities was $245 million in the first six months of fiscal 2007, compared with $99 million in the same period last year. Activities in the current period include $161 million for the acquisitions of Ubiquity and Traverse, $46 million for capital expenditures and $41 million for capitalized software development costs.

Cash used in the same period of fiscal 2006 included $54 million for capital expenditures and $37 million for capitalized software development costs.

Financing Activities

Net cash used for financing activities was $66 million in the first six months of fiscal 2007, compared with $179 million in the same period last year. Activities in the current period primarily include $94 million of cash used to repurchase our common stock pursuant to our stock repurchase plans, partially offset by $30 million of cash received in connection with the issuance of common stock under our employee stock purchase plan and stock compensation plans.

Cash used in the same period of fiscal 2006 consisted primarily of $193 million to repurchase our common stock, partially offset by $14 million of cash received in connection with issuance of common stock under our employee stock purchase plan and stock compensation plans.

Future Cash Requirements and Sources of Liquidity

Future Cash Requirements

Our primary future cash requirements will be to fund capital expenditures, restructuring payments, employee benefit obligations, share repurchases and future acquisitions.

Specifically, we expect our primary cash requirements for the remainder of fiscal 2007 to be as follows:

•       Capital expenditures—We expect to spend approximately $150 million for capital expenditures and capitalized software development costs during the remainder of fiscal 2007.

•       Restructuring payments—We expect to make payments of approximately $30 million during the remainder of fiscal 2007 for employee separation costs and lease termination obligations associated with restructuring actions we have taken to date. If we take any further actions to reduce costs and expenses, we would expect to make additional payments throughout the remainder of fiscal 2007.

•       Employee benefit obligations—We estimate that we will pay $3 million each for U.S. and non-U.S. pension benefits for the remainder of fiscal 2007. We also estimate that we will make payments of $10 million for retiree medical benefits that are not pre-funded during the remainder of fiscal 2007.

•       Share repurchases—Since the start of the 2007 plan through May 8, 2007, we paid $29 million to repurchase and retire our shares, leaving approximately $471 million available for further share repurchases according to the limitations of the 2007 plan. See Note 8, “Earnings Per Share of Common Stock,” to our Consolidated Financial Statements for further information.

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

Based on past performance and current expectations, we believe that our existing cash and cash equivalents of $829 million and our net cash provided by operating activities will be sufficient to meet our future cash requirements described above. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

We conduct our business on a multi-national basis in a wide variety of foreign currencies. We are therefore subject to the risk associated with foreign currency exchange rates and interest rates that could affect our results of operations, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We use derivative financial instruments to reduce earnings and cash flow volatility associated with foreign exchange rate changes. Derivative financial instruments are used as risk management tools and not for speculative or trading purposes. As of March 31, 2007 and September 30, 2006, the estimated fair values of our foreign currency forward contracts were a gain of $3 million and a loss of $2 million, respectively. The gain was included in other current assets, while the loss was included in other current liabilities. The estimated fair values of these forward contracts were based on market quotes obtained through independent pricing sources.

Debt Ratings

Our ability to obtain external financing and the related cost of borrowing is affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. As of March 31, 2007, we had a long-term corporate family rating of Ba3 with a positive outlook from Moody’s and a corporate credit rating of BB with a stable outlook from Standard & Poor’s. These ratings are not recommendations to buy, sell or hold securities. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies. Each credit rating should be evaluated independently of any other ratings.

Credit Facility

Our credit facility contains affirmative and restrictive covenants that we must comply with, as described in Note 7, “Financing Arrangements” to our Consolidated Financial Statements. As of March 31, 2007, we were in compliance with all of the covenants included in the credit facility.

There are currently $28 million of letters of credit issued under the credit facility. There are no other outstanding borrowings under the facility and the remaining availability is $372 million as of March 31, 2007. We believe the credit facility provides us with an important source of backup liquidity.

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

•       Commitments and contingencies; and

•       Accounting for stock options

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

During the six months ended March 31, 2007, management believes there have been no significant changes to the items that we disclosed as our critical accounting polices and estimates in Management’s

Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See Avaya’s Annual Report on Form 10-K filed with the SEC on December 8, 2006. As of March 31, 2007, there has been no material change in this information.

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

b) Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks and uncertainties referred to above include, but are not limited to:

•       price and product competition, including from competitors who may offer products and applications similar to those we offer as part of another offering, and from current leaders in information technology which benefit from the convergence of enterprise voice and data networks;

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

Below is a detailed discussion of certain risks affecting our business. The categorization of risks set forth below is meant to help you better understand the risks facing our business and is not intended to limit your consideration of the possible effects of these risks to the listed categories. Any adverse effects related to the risks discussed below may, and likely will, adversely affect many aspects of our business.

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

Several of these existing competitors have, and many of our future competitors may have, greater financial, personnel, research and other resources, more well-established brands or reputations and broader customer bases than we and, as a result, these competitors may be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements. Some of these competitors may have customer bases that are more geographically balanced than ours and, therefore, may be less affected by an economic downturn in a particular region. Competitors with greater resources also may be able to offer lower prices, additional products or services or other incentives that we cannot match or do not offer. Industry consolidations such as the merger between Alcatel and Lucent Technologies Inc. may also create competitors with broader and more geographic coverage, with the ability to reach enterprises through service provider customers.

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

As we continue to seek to optimize our end-to-end supply chain, we have been outsourcing various logistics functions over the course of the past few years. We rely on third-party logistics service providers to provide services for our business, including warehousing and physical distribution. If a logistics service provider does not meet our service level and quality requirements for any reason, we may be unable to fulfill our customers’ orders in a timely and accurate manner, which could delay or decrease our revenue or otherwise have an adverse effect on our revenue and our costs. In the fourth quarter of fiscal 2006 and first quarter of fiscal 2007, we moved certain warehousing and physical distribution operations to a different third party logistics service provider at a new facility, which now services a significant portion of our warehousing and physical distribution needs. There were disruptions and delays in delivery of certain products from this facility in the first quarter of fiscal 2007. Additionally, there was an adverse impact on our costs throughout the first half of fiscal 2007. We and our logistics service provider continue to work jointly in order to promote stability in the warehousing operations and we have been making improvements as we progress through this transition, however, we cannot assure you that this issue will not continue to have an adverse effect on our revenue and increase our costs.

We also rely on outside sources for the supply of the components of our products and for the finished products that we purchase from third parties. In some cases certain components are only available from a single source or from a limited number of suppliers. Delays or shortages associated with these components could cause significant disruption to our operations. We have in the past experienced component shortages that have affected our operations and we may in the future experience these shortages. Shortages could be a result of manufacturing or capacity issues at our outsourced manufacturers or suppliers or strong demand for certain products for which we have not made adequate forecasts. Our operating results could be adversely affected if shortages or delays persist or if the price of the necessary components increases or the components become unavailable at reasonable prices or at all.

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

We believe that developing new products and technology is critical to our success. As a leader in technology and innovation in the telecommunications services, applications and services industries, we are dependent on the maintenance of our current intellectual property rights and the establishment of new intellectual property rights. We generally protect our intellectual property through patents, trademarks, trade secrets, copyrights, confidentiality and nondisclosure agreements and other measures. We cannot assure you that patents will be issued from pending applications that we have filed or that our patents will be sufficient to protect our key technology. Although we have been granted many patents, have obtained other intellectual property rights and continue to file new patent applications and seek additional proprietary rights, there can be no assurances made that any of our patents, patent applications or our other proprietary rights will not be challenged, invalidated, or circumvented. In addition, our business is global and the level of protection of our proprietary technology will vary by country, particularly in countries that do not have well-developed judicial systems or laws that adequately protect intellectual property rights and any actions taken in these countries may have results that are different than if such actions were taken under the laws of the United States. Patent litigation and other challenges to our patents and other proprietary rights are costly and unpredictable and may result in preventing us from marketing and selling a product in a particular geographic area. Patent filings by third parties, whether made before or after the date of our filings, could render our intellectual property less valuable. Competitors and others may also misappropriate our intellectual property, disputes as to ownership of intellectual property may arise and our intellectual property may otherwise fall into the public domain. If we are unable to protect our proprietary rights, we may be at a disadvantage to others who did not incur the substantial time and expense required to create the products that we have created.

The failure to maintain adequate security over our information systems could adversely affect our operating results.

We rely on the security of our information systems, among other things, to protect our proprietary information and information of our customers. Information technology system failures, including a breach of our data security, could disrupt our ability to function in the normal course of business by potentially causing, among other things, delays in the fulfillment or cancellation of customer orders, disruptions in the manufacture or shipment of products, or an unintentional disclosure of customer or our information. Additionally, if we do not maintain adequate security procedures over our information systems, we may be subject to consequences such as computer hacking, cyber-terrorism or other unauthorized attempts by third parties to access our or our customers’ proprietary information. Even if we are able to maintain procedures that are adequate to address current security risks, unauthorized users may be able to develop new techniques that will enable them to successfully circumvent our current security procedures. The failure to protect our proprietary information could seriously harm our business and future prospects or expose us to claims by our customers, employees or others that we did not take the appropriate measures to adequately protect their proprietary information. We have taken steps to address these concerns for our information systems by implementing network security and internal control measures. However, an information system failure or data security breach of ours or a third-party vendor could have a material adverse effect on our operating results.

As our international business has grown significantly in the last two fiscal years, changes in economic or political conditions in a specific country or region could negatively affect our revenue, costs, expenses and financial condition.

We conduct significant sales and customer support operations in countries outside of the United States and also depend on non-U.S. operations of our contract manufacturers and our distribution partners. For the first six months of fiscal 2007 and 2006, we derived 43% and 42% of our revenue, respectively, from sales outside the United States. Our future international operating results, including our ability to import our products to, export our products from, or sell our products in various countries, could be materially adversely affected by a variety of uncontrollable and changing factors. These factors include political conditions, economic conditions, legal and regulatory constraints, currency regulations, health or similar issues, natural disasters and other matters in any of the countries or regions in which we currently operate or intend to operate in the future. Currently, we have concerns about weakness and uncertainty in European economies, including high unemployment levels and low economic growth forecasts, particularly in Germany where we have a high concentration of our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

				Approximate
			Total number	dollar value of
	Total number	Average	of shares	shares that may
	of shares	price paid	purchased as	yet be purchased as
Period	purchased	per share	part of program	part of program
January 1–31	2,791,600	$12.96	44,226,000	$28,754,616
February 1–28	2,325,779	$12.97	46,551,779	$498,594,905
March 1–31	2,187,400	$12.46	48,739,179	$471,339,650
Second quarter of fiscal 2007	7,304,779

On April 19, 2005, the Board of Directors authorized a share repurchase plan (the “2005 plan”). Under the provisions of the 2005 plan, Avaya was authorized to use up to $500 million of cash to repurchase shares of its outstanding common stock through April 2007. During February 2007, Avaya completed the 2005 plan.

On February 15, 2007, the Board of Directors authorized another share repurchase plan (the “2007 plan”), under which Avaya may use up to $500 million of cash for repurchases of its outstanding shares through February 2009. Approximately $471 million is available through February 2009 for further share repurchases under the 2007 plan.

All repurchases are made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price, the terms of Avaya’s credit facility and other factors.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Avaya held its Annual Meeting of Shareholders on February 15, 2007. At that meeting, shareholders elected/re-elected each of Mr. Landy, Mr. Leslie, Dr. Stanzione and Mr. Terracciano as Class 3 Directors of the Company for a term to expire at the 2010 Annual Meeting. The results of the voting are as follows:

	Votes For	Votes Withheld
Joseph P. Landy	375,496,716	26,199,411
Mark Leslie	376,641,332	25,054,795
Daniel C. Stanzione	372,498,019	29,198,108
Anthony P. Terracciano	392,326,973	9,369,154

The following Directors also have terms in office that continue after the 2007 Annual Meeting: Philip A. Odeen (Non-Executive Chairman), Bruce R. Bond, Louis J. D’Ambrosio (President and Chief Executive Officer), Frank J. Fanzilli, Hellene S. Runtagh, Paula Stern, Michael C. Thurk (Chief Operating Officer), Richard F. Wallman and Ronald L. Zarrella.

In addition, at the 2007 Annual Meeting, (i) a proposal to ratify the selection of PricewaterhouseCoopers LLP as Avaya’s independent auditor for fiscal 2007 was approved, (ii) a proposal to amend the Avaya Inc. 2004 Long Term Incentive Plan was approved and (iii) a shareholder proposal relating to executive compensation was defeated. The results of the voting are as follows:

	Votes For	Votes Against	Abstained
Directors’ Proposal—Ratification of the Selection of PricewaterhouseCoopers LLP as Independent Auditors for fiscal 2007	394,987,573	3,017,223	3,691,325

	Votes For	Votes Against	Abstained
Directors’ Proposal—Approval of Amendment to the Avaya Inc. 2004 Long Term Incentive Plan	265,721,388	78,349,777	4,172,240

	Votes For	Votes Against	Abstained
Shareholder Proposal—Executive Compensation	109,669,959	232,574,573	5,998,876

Item 5. Other Information.

We make available free of charge, through our investor relations’ website, http://investors.Avaya.com, our Form 10-K, Form 10-Q and Form 8-K reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Item 6. Exhibits.

Exhibit	Number
3.1	Restated Certificate of Incorporation of Avaya Inc.(1)
3.2	Amended and Restated By-laws of Avaya Inc., as amended on July 18, 2002.(2)
10.1	Avaya Inc. 2004 Long Term Incentive Plan, as amended on May 3, 2007.*
10.2	Summary of the Avaya Inc. Non-Employee Director Compensation Program (as of February 2007).*
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.*
31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.*
32.1	Certification of Principal Executive Officer pursuant to18 U.S.C. Section 1350.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

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
May 8, 2007