Form 10-Q
period 2007-06-30
AVAYA INC
filed 2007-08-06
CIK 1116521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

As of July 31, 2007, 456,934,358 shares of Common Stock, $.01 par value of Avaya Inc. were outstanding.

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

PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements.

AVAYA INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
	Dollars in millions, except per share amounts
REVENUE
Sales of products	$626	$636	$1,884	$1,820
Services	507	507	1,525	1,503
Rental and managed services	143	154	441	461
	1,276	1,297	3,850	3,784
COSTS
Sales of products	302	304	892	856
Services	312	335	960	976
Rental and managed services	65	70	204	197
	679	709	2,056	2,029
GROSS MARGIN	597	588	1,794	1,755
OPERATING EXPENSES
Selling, general and administrative	402	423	1,184	1,207
Research and development	104	115	332	318
Restructuring charges, net	13	22	29	42
Merger-related costs	8	—	8	—
TOTAL OPERATING EXPENSES	527	560	1,553	1,567
OPERATING INCOME	70	28	241	188
Other income, net	10	5	23	16
Interest expense	(1)	—	(1)	(3)
INCOME BEFORE INCOME TAXES	79	33	263	201
Provision for (benefit from) income taxes	24	(11)	80	48
NET INCOME	$55	$44	$183	$153
Earnings Per Common Share—Basic:	$0.12	$0.10	$0.40	$0.33
Earnings Per Common Share—Diluted:	$0.12	$0.10	$0.40	$0.32

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

AVAYA INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2007	September 30, 2006
	Dollars in millions, except per share amounts
ASSETS
Current assets:
Cash and cash equivalents	$1,057	$899
Accounts receivable, less allowances of $59 million and $57 million as of June 30, 2007 and September 30, 2006, respectively	869	871
Inventory	304	285
Deferred income taxes, net	177	153
Other current assets	212	151
TOTAL CURRENT ASSETS	2,619	2,359
Property, plant and equipment, net	626	668
Deferred income taxes, net	700	787
Intangible assets	275	263
Goodwill	1,121	941
Other assets	222	182
TOTAL ASSETS	$5,563	$5,200
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$395	$418
Payroll and benefit obligations	400	377
Deferred revenue	327	286
Business restructuring reserve	70	98
Other current liabilities	228	249
TOTAL CURRENT LIABILITIES	1,420	1,428
Benefit obligations	1,372	1,321
Deferred income taxes, net	79	77
Other liabilities	266	288
TOTAL NON-CURRENT LIABILITIES	1,717	1,686
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Series A junior participating preferred stock, par value $1.00 per share, 7.5 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 1.5 billion shares authorized, 457,182,852 and 452,203,778 issued (including 1,060,315 and 461,429 treasury shares) as of June 30, 2007 and September 30, 2006, respectively	5	5
Additional paid-in-capital	2,713	2,637
Retained earnings	331	148
Accumulated other comprehensive loss	(609)	(698)
Less: Treasury stock at cost	(14)	(6)
TOTAL STOCKHOLDERS’ EQUITY	2,426	2,086
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,563	$5,200

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

AVAYA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	June 30,
	2007	2006
	Dollars in millions
OPERATING ACTIVITIES:
Net income	$183	$153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	221	202
Share-based compensation	28	22
Deferred income taxes, net	55	24
Impairment charges	—	29
Reversal of liabilities related to tax settlements	(8)	(25)
Gain resulting from sale of real estate	(8)	—
Restructuring charges, net	29	42
Unrealized losses on foreign currency exchange	19	11
Adjustments for other non-cash items, net	5	7
Changes in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	14	40
Inventory	(9)	(4)
Accounts payable	(28)	(12)
Payroll and benefit obligations	38	42
Business restructuring reserve	(83)	(56)
Deferred revenue	57	29
Other assets and liabilities	(89)	(48)
NET CASH PROVIDED BY OPERATING ACTIVITIES	424	456
INVESTING ACTIVITIES:
Capital expenditures	(79)	(83)
Capitalized software development costs	(71)	(53)
Acquisitions of businesses, net of cash acquired	(162)	—
Proceeds from sale of real estate	13	2
Other investing activities, net	(5)	(5)
NET CASH USED FOR INVESTING ACTIVITIES	(304)	(139)
FINANCING ACTIVITIES:
Issuance of common stock	110	20
Repurchase of common stock	(94)	(256)
Capital lease payments	(3)	(14)
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	13	(250)
Effect of exchange rate changes on cash and cash equivalents	25	5
Net increase in cash and cash equivalents	158	72
Cash and cash equivalents at beginning of fiscal year	899	750
Cash and cash equivalents at end of period	$1,057	$822

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

AVAYA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                 Background and Basis of Presentation

Background

Unless otherwise indicated by the context in this Quarterly Report on Form 10-Q, “we,” “us,” “our,” “the Company” and “Avaya” refer to Avaya Inc. and its consolidated subsidiaries. We are a leading provider of communications solutions that help enterprises transform their businesses by intelligently connecting customers, employees and business partners with enhanced business processes. Our enterprise communications solutions offerings are comprised of a product portfolio that includes infrastructure hardware, application software, phone appliances and a comprehensive portfolio of enterprises services focused on IT and communications solutions. We support our broad customer base with comprehensive global service offerings that enable our customers to plan, design, implement, monitor and manage their communications systems and/or converged networks. The term “traditional” with respect to “voice communications,” “enterprise voice communications,” “telephony,” “voice telephony,” “voice systems,” or “TDM,” refers to circuit-based enterprise voice communications.

Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements as of June 30, 2007 and for the three and nine months ended June 30, 2007 and 2006, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and the rules and regulations of the U.S. Securities and Exchange Commission (“the SEC”) for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2006, which were included in our Annual Report on Form 10-K filed with the SEC on December 8, 2006. The significant accounting policies used in preparing these unaudited interim Consolidated Financial Statements are the same as those described in Note 2 to our Annual Report on Form 10-K filed with the SEC on December 8, 2006. In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated.

Certain prior year amounts have been reclassified to conform to the current year presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

Merger Agreement with Silver Lake Partners and TPG Partners

On June 4, 2007, Avaya entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sierra Holdings Corp., a Delaware corporation (“Parent”), and Sierra Merger Corp., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”). Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). Parent was formed by two private equity funds, Silver Lake Partners III, L.P. and TPG Partners V, L.P. (collectively, the “Sponsors”), solely for the purpose of entering into the Merger Agreement and consummating the Merger. The Merger Agreement provides for a purchase price of $17.50 per share of Avaya common stock (the “Merger Consideration”), or approximately $8.21 billion in the aggregate (excluding fees and expenses in connection with the Merger of approximately $0.28 billion).

The proposed transaction is expected to be completed in the fall of 2007, subject to receipt of shareholder approval and customary regulatory approvals, as well as satisfaction of other customary closing conditions. There is no financing condition to the obligations of the Sponsors to consummate the transaction, and equity and debt commitments sufficient to fund the Merger Consideration have been delivered to Parent. The Company filed its preliminary proxy statement with the SEC on July 18, 2007 and filed its Hart-Scott-Rodino notification with the Federal Trade Commission and the Department of Justice on June 15, 2007. The Department of Justice and the Federal Trade Commission granted early termination of the Hart-Scott-Rodino waiting period effective June 28, 2007. The date for the special meeting of shareholders to vote on adoption of the Merger Agreement is September 28, 2007, and the record date related to this meeting is August 9, 2007.

During the three months ended June 30, 2007, the Company incurred third-party costs associated with the Merger of $8 million (approximately $4.6 million after tax, or $0.01 per diluted share) consisting primarily of investment banking and legal fees directly related to the proposed Merger.

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

SFAS 158

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 improves reporting of obligations for pensions and other post-retirement benefits by recognizing the over-funded or under-funded status of plans as an asset or liability. The pronouncement does not change how plan assets and benefit obligations are measured under FAS 87 and FAS 106 nor does it change the approach for measuring annual benefit cost reported in earnings. Instead, it eliminates the provisions that permit plan assets and obligations to be measured as of a date not more than three months prior to the balance sheet date, instead requiring measurement as of the reporting date. In addition, the pronouncement requires previously unrecognized items, such as actuarial gains or losses and unrecognized prior service costs or credits to be recognized on the balance sheet as a component of other comprehensive income (loss). The Company will adopt the provisions of SFAS 158 by the end of fiscal 2007. The estimated impact of adopting this new standard depends upon several factors, including the market discount rate at September 30, 2007 and the actual return on plan assets. The Company estimates an increase in the liability for benefit obligations recognized on the September 30, 2007 Consolidated Balance Sheet of approximately $150 to $180 million with an addition to accumulated other comprehensive loss. This range is an estimate and is subject to change pending the funded status of the plans as of the measurement date, which is September 30, 2007. The Company is also assessing the potential impact that adoption of SFAS 158 may have on the Company’s postemployment liabilities established under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.”

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

SAB 108

In September 2006, the SEC issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effect of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain (year-end balance sheet effect) and the rollover (current-year effect on consolidated statements of operations) methods, along with the evaluation of all relevant qualitative factors.

SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the “cumulative effect” of initially applying the “dual approach” as adjustments recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and why it arose. We expect to initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ended September 30, 2007. We are currently evaluating the impact that the adoption of SAB 108 will have on our consolidated results of operation and financial position.

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

On February 15, 2007, the Company announced that it received binding acceptances representing 96.7 percent of the outstanding shares of Ubiquity through its tender offer and declared the offer wholly unconditional. On February 28, 2007, the Company used $146 million of cash to acquire substantially all of the Ubiquity shares. During April 2007, the Company purchased the remaining outstanding shares for $1 million.

Based upon a preliminary purchase price allocation, the Company recognized $41 million of intangible assets related primarily to existing core technology with a weighted average useful life of approximately nine years, and recorded $122 million of goodwill. Management has made estimates and assumptions in the preliminary purchase price allocation that could affect the reported amounts of assets, liabilities and expenses resulting from this acquisition. Actual amounts could differ from these estimates. Management expects to finalize its purchase price allocation by the end of fiscal 2007. The purchase price for this acquisition is not considered to be material to the Consolidated Financial Statements and, therefore, pro forma financial information has not been presented. The financial results of Ubiquity are included in the Company’s Consolidated Financial Statements beginning on February 28, 2007.

Acquisition of Traverse

On November 9, 2006, the Company acquired Traverse Networks, Inc. (“Traverse”) for $15 million in cash. Traverse is a U.S.-based developer of enterprise mobility solutions for unified communications. The Company acquired $3 million in intangible assets with a weighted average useful life of 4.5 years, $4 million in other assets and recorded $8 million of goodwill as part of the purchase price allocation. Management has made estimates and assumptions that could affect the reported amounts of assets, liabilities and expenses resulting from this acquisition. Actual amounts could differ from these estimates. The purchase price for this acquisition is not considered to be material to the Consolidated Financial Statements and, therefore, pro forma financial information has not been presented. The financial results of Traverse are included in the Company’s Consolidated Financial Statements beginning on November 9, 2006.

4.                 Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the nine months ended June 30, 2007 by operating segment are as follows:

	Global	Avaya
	Communications	Global
	Solutions	Services	Total
	Dollars in millions
Balance as of September 30, 2006	$658	$283	$941
Acquisition of Traverse	8	—	8
Acquisition of Ubiquity	122	—	122
Impact of foreign currency exchange rate fluctuations	37	13	50
Balance as of June 30, 2007	$825	$296	$1,121

The following table presents the components of the Company’s acquired intangible assets:

	June 30, 2007			September 30, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	Dollars in millions
Existing technology	$161	$74	$87	$103	$57	$46
Customer relationships and other intangibles	303	134	169	292	94	198
Total amortizable intangible assets	$464	$208	$256	$395	$151	$244
Minimum pension adjustment	19	—	19	19	—	19
Total intangible assets	$483	$208	$275	$414	$151	$263

During the nine months ended June 30, 2007, the acquisitions of Ubiquity and Traverse as well as the impact of foreign currency, partially offset by amortization, resulted in a net increase of $12 million in the net intangible assets balance. The weighted average useful lives of the existing technology and customer relationships and other intangibles are approximately six years and seven years, respectively.

Amortization expense for the Company’s acquired intangible assets was $17 million and $49 million for the three and nine months ended June 30, 2007, respectively, and was $15 million and $48 million for the three and nine months ended June 30, 2006, respectively. Estimated future amortization expense is shown in the following table:

Estimated future
amortization expense
Dollars in millions
Remainder of fiscal 2007	$19
2008	70
2009	68
2010	54
2011	14
2012 and thereafter	31
Future amortization expense	$256

The minimum pension adjustment represents unrecognized prior service costs associated with the recording of a minimum pension liability in prior fiscal years. This intangible asset may be eliminated or adjusted as necessary when the amount of minimum pension liability is reassessed, which is conducted on an annual basis.

5.                 Supplementary Financial Information

Statements of Income Information

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
	Dollars in millions
OTHER INCOME, NET
Interest income	$13	$9	$35	$24
Loss on foreign currency transactions	(1)	(1)	(4)	(3)
Other, net	(2)	(3)	(8)	(5)
Total other income, net	$10	$5	$23	$16
COMPREHENSIVE INCOME:
Net income	$55	$44	$183	$153
Other comprehensive income:
Cumulative translation adjustment	22	53	88	102
Unrealized holding (loss) gain on available for sale securities	—	(1)	1	(4)
Total comprehensive income	$77	$96	$272	$251

Balance Sheet Information

	June 30, 2007	September 30, 2006
	Dollars in millions
INVENTORY:
Finished goods	$300	$281
Raw materials	4	4
Total inventory	$304	$285
PROPERTY, PLANT AND EQUIPMENT, NET:
Land and improvements	$47	$56
Buildings and improvements	473	460
Machinery and equipment	697	654
Rental equipment	251	230
Assets under construction	9	8
Internal use software	234	226
Total property, plant and equipment	1,711	1,634
Less: Accumulated depreciation and amortization	(1,085)	(966)
Property, plant and equipment, net	$626	$668

6.                 Restructuring Programs

The net restructuring charge of $29 million recorded in the nine months ended June 30, 2007 is primarily comprised of employee separation charges related to our Europe, Middle East and Africa (“EMEA”) operations, in addition to operating lease obligations. These charges were partially offset by a net benefit due to changes in estimates for prior restructuring plans.

Restructuring charges, net, of $13 million for the third quarter of fiscal 2007 represent charges for employee separation costs recorded with respect to the fiscal 2007 restructuring plan.

Fiscal 2007 Restructuring Plan

The following table summarizes the components of this reserve during the nine months ended June 30, 2007:

	Employee
	Separation	Lease
	Costs	Obligations	Total
	Dollars in millions
Balance as of September 30, 2006	$—	$—	$—
Charges	30	6	36
Cash payments	(10)	(3)	(13)
Balance as of June 30, 2007	$20	$3	$23

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

Fiscal 2006 Restructuring Plan

This reserve reflects the remaining balances associated with restructuring actions initiated during fiscal 2006. The following table summarizes the components of this reserve during the nine months ended June 30, 2007:

	Employee
	Separation	Lease
	Costs	Obligations	Total
	Dollars in millions
Balance as of September 30, 2006	$70	$17	$87
Adjustments	(2)	(7)	(9)
Cash payments	(43)	(3)	(46)
Impact of foreign currency fluctuations	1	1	2
Balance as of June 30, 2007	$26	$8	$34

The employee separation costs are related to workforce actions in the EMEA region, as well as a reduction in the number of service technicians in the U.S. The headcount reductions identified in this action have been completed and the cash payments are expected to be made through the end of fiscal 2008. The operating lease obligations relate to future rent payments, net of estimated sublease income, for unused space in connection with the closing or consolidation of international office facilities, primarily located in the United Kingdom. During the nine months ended June 30, 2007, the Company concluded lease renegotiations, resulting in a change in the estimate and a $7 million reversal of the initial liability.

Restructuring Plans Prior to Fiscal 2006

This reserve reflects the remaining balances associated with restructuring actions initiated prior to fiscal 2006. During the fourth quarter of fiscal 2005, the Company recorded a restructuring charge to reorganize its North American sales and service organizations, consolidate facilities and reduce the workforce in order to optimize the cost structure. The Company also previously recorded reserves in fiscal 2000 and 2002 for lease terminations. The following summarizes the components of this restructuring reserve during the nine months ended June 30, 2007:

	Employee
	Separation	Lease
	Costs	Obligations	Total
	Dollars in millions
Balance as of September 30, 2006	$1	$22	$23
Adjustments	1	1	2
Cash payments	(2)	(7)	(9)
Impact of foreign currency fluctuations	—	1	1
Balance as of June 30, 2007	$—	$17	$17

EITF 95-3 Reserve

This reserve reflects the remaining balance associated with employee separation costs related to the acquisition of Tenovis Germany GmbH in November 2004 (“Tenovis”). The following table summarizes the components of this reserve during the nine months ended June 30, 2007:

Employee
Separation
Costs
Dollars in millions
Balance as of September 30, 2006	$30
Cash payments	(15)
Impact of foreign currency fluctuations	1
Balance as of June 30, 2007	$16

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

7.                 Financing Arrangements

Capital Lease Obligations

The Company has entered into capital lease obligations for certain equipment and automobiles, for which payment obligations extend through fiscal 2010. These obligations are classified as other current liabilities and other liabilities within the Consolidated Balance Sheets and consist of the following:

	June 30, 2007	September 30, 2006
	Dollars in millions
As reported in other current liabilities	$3	$4
As reported in other liabilities	7	9
Total capital lease obligations	$10	$13

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

Under the credit facility, borrowings are available in U.S. dollars or euros, and the maximum amount of borrowings that can be outstanding at any time is $400 million, of which $150 million may be in the form of letters of credit. The credit facility is a five-year revolving facility and is not secured by any of the Company’s assets. The credit facility was amended in May 2006 to extend the expiration date of the credit facility to May 24, 2011 and to amend certain definitions resulting in reductions in interest and various fees payable to the lenders. The credit facility contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining a maximum ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization, adjusted for certain business restructuring charges and related expenses and non-cash charges, referred to as adjusted EBITDA, a non-GAAP measure, of 2.00 to 1.00, (c) maintaining a minimum ratio of adjusted EBITDA, as defined, to interest expense of 4.00 to 1.00, (d) limitations on the incurrence of subsidiary indebtedness, (e) limitations on liens, (f) limitations on investments and (g) limitations on the creation or existence of agreements that prohibit liens on our properties.

The credit facility also limits our ability to make dividend payments or distributions or to repurchase, redeem or otherwise acquire shares of our common stock to an amount not to exceed 50% of consolidated net income for the fiscal year immediately preceding the fiscal year in which such dividend, purchase, redemption, retirement or acquisition is paid or made. On September 8, 2006, the credit facility was amended to provide that the Company may use an additional $500 million during the period from October 1, 2006 through September 30, 2008 for such activities, over the amount provided for under the 50% of consolidated net income test each year. Therefore, as of June 30, 2007, Avaya has remaining availability of $507 million in fiscal 2007 for share repurchases under the credit facility.

Provided that the Company is in compliance with the terms of the credit facility, the Company may use up to $1 billion in cash (excluding transaction fees) and assumed debt for acquisitions completed after February 23, 2005, and the Company has used $200 million as of June 30, 2007. The acquisition amount will be permanently increased to $1.5 billion after consolidated adjusted EBITDA of the Company and its subsidiaries for any period of twelve consecutive months equals or exceeds $750 million.

As of June 30, 2007, the Company was in compliance with all of the covenants included in the credit facility. There are currently $27 million of letters of credit issued under the credit facility. There are no other outstanding borrowings under the facility and the remaining availability is $373 million as of June 30, 2007.

In addition, the Merger Agreement limits Avaya’s ability without the Sponsors’ consent during the period from the date of the Merger Agreement until the closing of the Merger to, among other things, incur indebtedness and make acquisitions over certain thresholds. The Merger Agreement also prohibits Avaya without the Sponsors’ consent from repurchasing shares of its common stock or issuing shares of its common stock, in each case subject to certain exceptions.

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

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
	Dollars in millions, except per share amounts
Earnings Per Common Share—Basic:
Net income	$55	$44	$183	$153
Earnings per share—basic	$0.12	$0.10	$0.40	$0.33
Weighted average shares outstanding—basic	452	459	453	465
Earnings Per Common Share—Diluted:
Net income	$55	$44	$183	$153
Earnings per share—diluted	$0.12	$0.10	$0.40	$0.32
Diluted Weighted Average Shares Outstanding:
Weighted average shares outstanding—basic	452	459	453	465
Dilutive Potential Common Shares:
Stock Options	5	5	5	5
Restricted Stock Units	2	1	1	1
Warrants	—	—	—	1
Weighted average shares outstanding—diluted	459	465	459	472
Securities excluded from the computation of diluted earnings per common share:
Stock options(1)	20	40	25	40

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

On February 15, 2007, the Board of Directors authorized another share repurchase plan (the “2007 plan”), under which Avaya may use up to $500 million of cash for repurchases of its outstanding shares through February 2009. Avaya repurchased 7,304,779 shares of its common stock during the nine months ended June 30, 2007. This represented 5,008,479 shares of common stock pursuant to the 2005 plan and 2,296,300 shares of common stock pursuant to the 2007 plan. Approximately $471 million is available through February 2009 for further share repurchases under the 2007 plan.

All repurchases are made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price, the terms of Avaya’s credit facility and other factors.

The Merger Agreement prohibits Avaya without the Sponsors’ consent from repurchasing shares of its common stock during the period from the date of the Merger Agreement until the closing of the Merger, subject to certain exceptions.

9.                 Income Taxes

The following table provides the provision for (benefit from) income taxes for the three and nine months ended June 30, 2007 and 2006:

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
	Dollars in millions
Provision for (benefit from) income taxes	$24	$(11)	$80	$48

The provision for (benefit from) income taxes for the periods shown above are comprised of U.S. Federal, state and non-U.S. taxes. The provision for the nine months ended June 30, 2007 includes a $6 million benefit from the retroactive extension to January 1, 2006 of the research tax credit pursuant to the Tax Relief and Health Care Act of 2006, a $7 million tax benefit due to a reduction in estimated taxes payable for fiscal 2006 in Germany as a result of additional restructuring charges reported for statutory purposes, and a $4 million tax benefit attributable to tax return to provision adjustments due to the filing of U.S. and non-U.S. income tax returns in the quarter.

10.          Benefit Obligations

The components of net periodic benefit cost for the three and nine months ended June 30, 2007 and 2006 are provided in the table below:

	Pension Benefits— U.S.		Pension Benefits— Non-U.S.		Postretirement Benefits—U.S.
	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006	2007	2006
	Dollars in millions
Components of Net Periodic Benefit Cost
Service cost	$3	$4	$3	$4	$1	$1
Interest cost	42	41	4	4	11	8
Expected return on plan assets	(50)	(51)	—	(1)	(3)	(2)
Amortization of unrecognized prior service cost	—	1	—	—	8	4
Recognized net actuarial loss	11	14	—	—	—	1
Net periodic benefit cost	$6	$9	$7	$7	$17	$12

	Pension Benefits— U.S.		Pension Benefits— Non-U.S.		Postretirement Benefits—U.S.
	Nine months ended June 30,		Nine months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006	2007	2006
	Dollars in millions
Components of Net Periodic Benefit Cost
Service cost	$10	$13	$8	$9	$3	$3
Interest cost	125	124	14	12	31	25
Expected return on plan assets	(152)	(154)	(1)	(1)	(7)	(6)
Amortization of unrecognized prior service cost	2	4	—	—	24	12
Recognized net actuarial loss	34	42	—	—	—	2
Net periodic benefit cost	$19	$29	$21	$20	$51	$36

The Company provides certain pension benefits for U.S. and non-U.S. employees, which are not pre-funded. The Company makes payments as these benefits are disbursed. For the nine months ended June 30, 2007, the Company made payments for these U.S. and non-U.S. pension benefits totaling $7 million and $11 million, respectively. Estimated payments for these U.S. and non-U.S. pension benefits for the remainder of fiscal 2007 are $2 million and $2 million, respectively.

In compliance with the terms of the Agreement dated May 28, 2006 between the Company and the Communications Workers of America, the Company has contributed $24 million to the represented employees’ post-retirement health trust for the nine months ended June 30, 2007, and expects to make additional contributions totaling $11 million for the remainder of fiscal 2007. The Company also provides certain retiree medical benefits for U.S. employees, which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed. For the nine months ended June 30, 2007, the Company made payments totaling $22 million for these retiree medical benefits. Estimated payments for these retiree medical benefits for the remainder of fiscal 2007 are $5 million.

11.          Stock Compensation Plans

The Company has a stock compensation plan that provides for the issuance to eligible employees of nonqualified stock options and restricted stock units representing Avaya common stock. In addition, the Company has a stock purchase plan under which eligible employees have the ability to purchase shares of Avaya common stock at 85% of market value. As of June 30, 2007, there were 36 million shares authorized for future grants to purchase Avaya common stock under the Company’s stock compensation plan. The Merger Agreement contains a covenant requiring Avaya to suspend or terminate its employee stock purchase plan as soon as practicable.

Stock Options

Stock options are generally granted with an exercise price equal to the market value of a share of common stock on the date of grant, have a term of 10 years or less and vest within four years from the date of grant. Most of the stock options granted in fiscal 2004 or later have a term of seven years and vest over three years. For the nine months ended June 30, 2007 and 2006, approximately $14 million and $9 million, respectively, of compensation expense related to stock options was recorded.

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

Share-based compensation expense recognized in the Consolidated Statements of Income for the nine months ended June 30, 2007 and 2006 is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

The fair value of each fiscal 2007 option grant was estimated on the grant-date using the lattice-binomial model with the following weighted average assumptions:

Nine months ended
June 30, 2007
WEIGHTED AVERAGE ASSUMPTIONS:
Dividend yield	0.00%
Expected volatility	56.59%
Risk-free interest rate	4.65%
Annual forfeiture rate	5.13%
Expected holding period (in years)	3.57

The following table summarizes information concerning options granted under the Company’s stock compensation plan for the year ended September 30, 2006 and the nine months ended June 30, 2007, including information regarding exercises, forfeitures and expirations of stock options granted under the Company’s stock compensation plan and predecessor plans:

	Shares	Weighted Average
	(000’s)	Exercise Price
OPTIONS OUTSTANDING AS OF SEPTEMBER 30, 2005	48,525	$13.95
Granted	6,503	10.85
Exercised	(3,338)	4.25
Forfeited and Expired	(2,759)	15.57
OPTIONS OUTSTANDING AS OF SEPTEMBER 30, 2006	48,931	14.10
Granted	5,681	12.56
Exercised	(9,513)	9.97
Forfeited and Expired	(6,564)	14.90
OPTIONS OUTSTANDING AS OF JUNE 30, 2007	38,535	$14.76

The following table summarizes the status of the Company’s outstanding stock options as of June 30, 2007:

	Stock Options Outstanding				Stock Options Exercisable
		Average	Weighted	Aggregate		Weighted	Aggregate
		Remaining	Average	Intrinsic		Average	Intrinsic
Range of	Shares	Contractual	Exercise	Value	Shares	Exercise	Value
Exercise Prices	(000’s)	Life (Years)	Price	(000’s)	(000’s)	Price	(000’s)
$0.01 to $6.39	3,451	2.18	$4.24	$43,678	3,451	$4.24	$43,678
$6.40 to $11.18	5,564	5.15	10.46	35,821	1,555	10.42	10,083
$11.19 to $14.84	11,483	4.87	12.82	46,843	5,841	13.19	21,697
$14.85 to $17.44	11,409	3.61	15.28	18,616	11,281	15.27	18,497
$17.45 to $51.21	6,628	1.62	26.34	—	6,628	26.34	—
Total	38,535		$14.76	$144,958	28,756	$15.81	$93,955

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s average stock price on June 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable on June 30, 2007 was approximately 22 million. The weighted average remaining contractual life on June 30, 2007 for outstanding and exercisable options is 3.74 and 2.96 years, respectively.

Time-Vesting Restricted Stock Units

The Company’s stock compensation plan permits the granting of RSUs to eligible employees and non-employee Directors at fair market value at the date of grant. RSUs typically become fully vested over a four-year period and are payable in shares of the Company’s common stock upon vesting.

The following table summarizes information concerning unvested RSUs granted under the Company’s stock compensation plan as of September 30, 2006, and includes information regarding grants under that plan and vesting and forfeitures of RSUs granted under that plan and predecessor plans that occurred during the nine months ended June 30, 2007:

		Weighted-Average
	Shares	Grant-Date
Unvested Shares	(000’s)	Fair Value
Unvested shares at September 30, 2006	5,319	$12.44
Granted	2,800	12.64
Vested	(390)	10.99
Forfeited	(1,138)	13.00
Unvested shares at June 30, 2007	6,591	$12.51

As of June 30, 2007, there was approximately $53 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock compensation plan and predecessor plans. That cost is expected to be recognized over a weighted average period of four years. Compensation expense related to RSUs was $4 million for each of the three month periods ended June 30, 2007 and 2006, and was $12 and $11 million for the nine month periods ended June 30, 2007 and 2006, respectively.

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

Effective December 19, 2006, the Compensation Committee of the Board of Directors approved awards of 381,000 RSUs to executive officers of the Company pursuant to the terms of the Company’s stock compensation plan, each with a market-vesting condition based on the Company’s total shareholder return performance as a percentile against a peer group.

Employee Stock Purchase Plan

Under the terms of the employee stock purchase plan, eligible employees may have up to 10% of eligible compensation deducted from their pay to purchase Avaya common stock. The per share purchase price is 85% of the average high and low per share trading price of Avaya’s common stock on the New York Stock Exchange on the last trading day of each month. Compensation expense related to the employee stock purchase plan was $0.6 million for each of the three month periods ended June 30, 2007 and 2006, and was $1.8 million for each of the nine month periods ended June 30, 2007 and 2006.

The Merger Agreement contains a covenant requiring Avaya to suspend or terminate its employee stock purchase plan as soon as practicable

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

The segments are managed as two individual businesses and, as a result, include certain allocated costs and expenses of shared services, such as information technology, human resources, legal and finance (collectively, “corporate overhead expenses”). At the beginning of each fiscal year, the amount of certain corporate overhead expenses, including targeted annual incentive awards, to be charged to operating segments is determined and fixed for the entire year. The annual incentive award accrual is adjusted quarterly based on actual year to date results and those estimated for the remainder of the year. Any adjustment of the annual incentive award accrual, as well as any other over/under absorption of corporate overhead expenses against planned amounts, is recorded within Corporate/Other Unallocated Amounts. Restructuring and impairment charges, as well as Merger-related costs, are also recorded and reported within Corporate/Other Unallocated Amounts.

Summarized financial information relating to the Company’s reportable segments is shown in the following table:

	Reportable Segments
	Global	Avaya	Corporate/Other
	Communications	Global	Unallocated
	Solutions	Services	Amounts	Total
	Dollars in millions
Three months ended June 30, 2007
Revenue	$686	$590	$—	$1,276
Operating income (loss)	25	63	(18)	70
Three months ended June 30, 2006
Revenue	$704	$593	$—	$1,297
Operating income (loss)	36	34	(42)	28
Nine months ended June 30, 2007
Revenue	$2,066	$1,784	$—	$3,850
Operating income (loss)	85	172	(16)	241
Nine months ended June 30, 2006
Revenue	$2,026	$1,758	$—	$3,784
Operating income (loss)	111	135	(58)	188

The following table sets forth the Company’s long-lived assets by geographic area:

	June 30, 2007	September 30, 2006
	Dollars in millions
U.S.	$373	$399
Outside the U.S.:
Germany	184	200
EMEA—Europe / Middle East / Africa (excluding Germany)	42	45
APAC—Asia Pacific	18	18
Americas, non-U.S.	9	6
Total outside the U.S.	253	269
Total	$626	$668

13.          Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings, including, but not limited to, those identified below, relating to intellectual property, commercial, securities, employment, employee benefits, environmental and regulatory matters. Other than as described below, the Company believes there is no litigation pending against the Company that could have, individually or in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Securities Litigation

In April and May of 2005, purported class action lawsuits were filed in the U.S. District Court for the District of New Jersey against us and certain of our officers alleging violations of the federal securities laws. The actions purport to be filed on behalf of purchasers of our common stock during the period from October 5, 2004 (the date of our signing of the agreement to acquire Tenovis) through April 19, 2005.

The complaints, which are substantially similar to one another, allege, among other things, that the plaintiffs were injured by reason of certain allegedly false and misleading statements made by us relating to the cost of the Tenovis integration, the disruption caused by changes in the delivery of our products to the market and reductions in the demand for our products in the U.S., and that based on the foregoing we had no basis to project our stated revenue goals for fiscal 2005. The Company has been served with a number of these complaints. No class has been certified in the actions. The complaints seek compensatory damages plus interest and attorneys’ fees. In August 2005, the court entered an order identifying a lead plaintiff and lead plaintiff’s counsel. A consolidated amended complaint was filed in October 2005. Pursuant to a scheduling order issued by the District Court, defendants filed their motion to dismiss the consolidated complaint in December 2005. In September 2006, the District Court granted defendants’ motion to dismiss the case in its entirety and with prejudice, which was appealed by the plaintiffs. The appeal is currently pending with the United States Court of Appeals for the Third Circuit, with the parties having completed their briefing submissions.

Derivative Litigation

In May and July of 2005, three derivative complaints were filed against certain officers and the members of the Board of Directors (“Board”) of the Company. Two complaints were filed in the United States District Court for the District of New Jersey, and one was filed in the Superior Court of New Jersey—Somerset County. The allegations in each of the complaints are substantially similar and include the Company as a nominal defendant. The complaints allege, among other things, that defendants violated their fiduciary duties by failing to disclose material information and/or by misleading the investing public about the Company’s business, asserting claims substantially similar to those asserted in the actions described above under “Securities Litigation.” The complaints seek contribution from the defendants to the Company for alleged violations of the securities laws, restitution to the Company and disgorgement of profits earned by defendants, and fees and costs. The state court matter has been dismissed without prejudice to plaintiff’s possibly re-filing the complaint, pending outcome of the appeal in the “Securities Litigation” action described above. The matters pending in federal court have been administratively terminated possibly to be reinstated pending the outcome of the appeal in the “Securities Litigation” action described above. Insofar as all of these actions are inactive, but subject to reinstatement, outcomes cannot be predicted and, as a result, we cannot be assured that these cases will not have a material adverse effect on our financial position, results of operations or cash flows.

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

ERISA Class Action—Stock Funds

In April 2006, a purported class action was filed in the United States District Court for the District of New Jersey, alleging that the Company, certain employees and the Pension and Employee Benefits Investment Committee violated the Employee Retirement Income Security Act of 1974 (“ERISA”), by including in the Avaya Inc. Savings Plan for Salaried Employees, the Avaya Inc. Savings Plan and the Avaya Inc. Savings Plan for the Variable Workforce (“Plans”), investment options for the Lucent Technologies Inc. Stock Fund (“Lucent Fund”) and the Avaya Inc. Stock Fund (“Avaya Fund”) for the period of October 2000 to April 2003 (“Alleged Class Period”). The complaint asserts, among other things, that during the Alleged Class Period defendants breached their fiduciary duties under ERISA by violating ERISA’s provisions against prohibited transactions; offering the Lucent Fund and Avaya Fund imprudently as investment options; failing properly to monitor the funds; and, failing properly to monitor the actions of other plan fiduciaries, thus causing the Plans to suffer damages. The complaint seeks monetary relief on behalf of the Plans and their participants, and also seeks injunctive relief and costs, including attorneys’ fees. Defendants have filed a motion to dismiss this case in its entirety and with prejudice. In April 2007, the District Court issued an opinion dismissing all but one portion of one count of the complaint, reasoning that the circumstances surrounding the distribution of Avaya shares of common stock prior to the spin-off of Avaya from Lucent in October 2000 into the various Avaya Plans could not be addressed in the procedural posture of a motion to dismiss. In July 2007, the District Court dismissed the remaining count of the complaint with prejudice. The Plaintiff has appealed this case to the United States Third Circuit Court of Appeals.

Antitrust Lawsuit

In July 2005, United Asset Coverage, Inc. (“UAC”) filed a verified complaint against the Company in the United States District Court, Northern District of Illinois, alleging, among other things, violations of federal and state antitrust laws, in the manner in which the Company seeks to protect its proprietary information. The verified complaint sought a temporary restraining order against the Company to enjoin immediately its practice of limiting the use of its proprietary information in a manner which UAC believes is in violation of its contracts and licensing agreements. The court denied UAC’s motion for temporary restraints in August 2005 as well as its motion for preliminary injunction in January 2006. The plaintiff, after pursuing this action for over a year after the preliminary injunction was denied, has dismissed this matter in its entirety and with prejudice.

Shareholder Litigation Related to Proposed Merger

In June and July 2007, seven purported class action complaints were filed against Avaya Inc., members of the Board, certain officers of Avaya who are members of the Board, and Silver Lake Partners, L.L.P. and TPG Capital, L.P., in the Superior Court of New Jersey, Chancery and Law Divisions, Somerset County, related to the Merger Agreement. The complaints contain allegations substantially similar to one another and allege that the purchase price of $17.50 per share of outstanding Avaya common stock is inadequate and unfair consideration for the acquisition of the Company. The complaints also allege that defendants, including the Directors and/or officers of Avaya, breached their fiduciary duties to shareholders in entering into the Merger Agreement, including, but not limited to, their duties of loyalty, good faith, and independence and engaged in self-dealing and in conflicts of interests with respect to the proposed Merger. Plaintiffs seek to have the court certify these cases as class actions, enjoin the proposed Merger and award plaintiffs costs and expenses, including attorneys’ fees. Plaintiffs have also requested the court to consolidate the various actions into one consolidated case, which defendants have not opposed. The motion is pending. While the defendants believe these cases to be without merit, because they are in their early stages, an outcome cannot be predicted at this time, and we cannot be assured that they will not prevent or delay the consummation of the Merger and/or result in substantial costs. Due to the uncertainties surrounding the issues involved in these matters and based on the facts and circumstances known to date, the Company believes that an estimate or potential range of any loss that may be incurred or the scope of any injunctive relief that may occur cannot be made at this time.

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

Environmental, Health and Safety Matters

The Company is subject to a wide range of governmental requirements relating to employee safety and health and to the handling and emission into the environment of various substances used in its operations. The Company is subject to certain provisions of environmental laws, particularly in the United States and Germany, governing the cleanup of soil and groundwater contamination. Such provisions impose liability for the costs of investigating and remediating releases of hazardous materials at currently or formerly owned or operated sites. In certain circumstances, this liability may also include the cost of cleaning up historical contamination, whether or not caused by the Company. The Company is currently conducting investigation and/or cleanup of known contamination at nine of its current or former facilities either voluntarily or pursuant to government directives. Based on currently available information, none of the sites is reasonably likely to generate environmental costs that will be individually material, nor will environmental costs for all sites in the aggregate be material, to the Company’s financial position, results of operations or cash flows, in any fiscal year. There are no known third parties who may be responsible for investigation and/or cleanup at these sites and therefore, for purposes of assessing the adequacy of accruals for these liabilities, the Company has not assumed that it will recover amounts from any third party, including under any insurance coverage or indemnification arrangement.

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

The Company assesses the adequacy of environmental reserves on a quarterly basis. The Company does not expect the outcome of these matters to have a material impact on its financial position. Expenditures for environmental matters for the three and nine months ended June 30, 2007 and 2006 were not material to the Company’s financial position, results of operations or cash flows. Payment for the environmental costs covered by the reserves may be made over a 30-year period. Although the Company does not separately track recurring costs of managing hazardous substances and pollutants in ongoing operations, it does not believe them to be material.

We also may from time to time be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. For example, the European Union (“EU”) has adopted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) and Waste Electrical and Electronic Equipment (“WEEE”) directives. RoHS prohibits the use of certain substances, including mercury and lead, in certain products put on the market after July 1, 2006. The WEEE directive obligates parties that place electrical and electronic equipment onto the market in the EU to put a clearly identifiable mark on the equipment, register with and report to EU member countries regarding distribution of the equipment, and provide a mechanism to take back and properly dispose of the equipment. Each EU member country has enacted, or is expected soon to enact, legislation clarifying what is and what is not covered by the WEEE directive in that country. We believe that we have met the requirements of the RoHS and WEEE directives. Similar laws and regulations have been or may be enacted in other regions which may require additional obligations to be undertaken by the Company.

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

Dollars in millions
Balance as of September 30, 2006	$29
Reductions for payments and costs to satisfy claims	(37)
Accruals for warranties issued during the period	39
Balance as of June 30, 2007	$31

Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements

Letters of Credit

In addition to its $400 million committed credit facility, which is discussed in Note 7, “Financing Arrangements,” the Company has entered into uncommitted credit facilities that vary in term totaling $133 million as of June 30, 2007. These uncommitted facilities are for the purpose of securing third party financial guarantees such as letters of credit that ensure the Company’s performance or payment to third parties. As of June 30, 2007, the Company has outstanding an aggregate of $102 million in irrevocable letters of credit under the committed and uncommitted credit facilities ($27 million under its committed credit facility and $75 million under uncommitted facilities).

Surety Bonds

The Company arranges for the issuance of various types of surety bonds, such as license, permit, bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. These bonds vary in duration although most are issued and outstanding from six months to three years. These bonds are backed by $5 million of our letters of credit. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $33 million as of June 30, 2007. Historically, no surety bonds have been drawn upon.

Purchase Commitments and Termination Fees

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and to help assure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that allow them to produce and procure inventory based upon forecasted requirements provided by the Company. If the Company does not meet these specified purchase commitments, it could be required to purchase the inventory, or in the case of certain agreements, pay an early termination fee. As of June 30, 2007, the maximum potential payment under these commitments was approximately $120 million. Historically, the Company has not been required to pay a charge for not meeting its designated purchase commitments with these suppliers.

All manufacturing of the Company’s products is performed in accordance with detailed specifications and product designs furnished by the Company and is subject to rigorous quality control standards.

Product Financing Arrangements

The Company sells products to various resellers that may obtain financing from certain unaffiliated third party lending institutions. For the Company’s product financing arrangement with resellers outside the U.S., in the event participating resellers default on their payment obligations to the lending institution, the Company is obligated under certain circumstances to guarantee repayment to the lending institution. The repayment amount fluctuates with the level of product financing activity. The guaranteed repayment amount was approximately $7 million as of June 30, 2007. The Company reviews and sets the maximum credit limit for each reseller participating in this financing arrangement. Historically, there have not been any guarantee repayments by the Company since it became publicly traded in 2000. The Company has estimated the fair value of this guarantee as of June 30, 2007, and has determined that it is not significant. There can be no assurance that the Company will not be obligated to repurchase inventory under this arrangement in the future.

Performance Guarantee

In connection with the sales of certain businesses, the Company has assigned its rights and obligations under several real estate leases to the acquiring companies (the “assignees”). The remaining terms of these leases vary from one year to eight years. While the Company is no longer the primary obligor under these leases, the lessor has not completely released the Company from its obligation, and holds it secondarily liable in the event that the assignees default on these leases. The maximum potential future payments the Company could be required to make, if all of the assignees were to default as of June 30, 2007, would be approximately $13 million. The Company has assessed the probability of default by the assignees and has determined it to be remote.

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

Our accompanying unaudited interim Consolidated Financial Statements as of June 30, 2007 and for the three and nine months ended June 30, 2007 and 2006, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the U.S. Securities and Exchange Commission, or the SEC, for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2006, which were included in our Annual Report on Form 10-K filed with the SEC on December 8, 2006. In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated.

Certain prior year amounts have been reclassified to conform to the current year presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

Merger Agreement with Silver Lake Partners and TPG Partners

On June 4, 2007, Avaya entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sierra Holdings Corp., a Delaware corporation (“Parent”), and Sierra Merger Corp., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”). Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). Parent was formed by two private equity funds, Silver Lake Partners III, L.P. and TPG Partners V, L.P. (collectively, the “Sponsors”), solely for the purpose of entering into the Merger Agreement and consummating the Merger. The Merger Agreement provides for a purchase price of $17.50 per share of Avaya common stock (the “Merger Consideration”), or approximately $8.21 billion in the aggregate (excluding fees and expenses in connection with the Merger of approximately $0.28 billion).

The proposed transaction is expected to be completed in the fall of 2007, subject to receipt of shareholder approval and customary regulatory approvals, as well as satisfaction of other customary closing conditions. There is no financing condition to the obligations of the Sponsors to consummate the transaction, and equity and debt commitments sufficient to fund the Merger Consideration have been delivered to Parent. The Company filed its preliminary proxy statement with the SEC on July 18, 2007 and filed its Hart-Scott-Rodino notification with the Federal Trade Commission and the Department of Justice on June 15, 2007. The Department of Justice and the Federal Trade Commission granted early termination of the Hart-Scott-Rodino waiting period effective June 28, 2007. The date for the special meeting of shareholders to vote on adoption of the Merger Agreement is September 28, 2007, and the record date related to this meeting is August 9, 2007.

During the three months ended June 30, 2007, the Company incurred costs associated with the Merger of $8 million (approximately $4.6 million after tax, or $0.01 per diluted share) consisting primarily of investment banking and legal fees directly related to the proposed Merger.

Pursuant to the terms of the stock compensation plans under which they were issued, outstanding stock options and time-vesting RSUs will vest and become exercisable on the later of: (i) the adoption by the Company’s stockholders of the Merger Agreement and (ii) the date on which all governmental consents required to complete the Merger, if any, are obtained (the “Vesting Conditions”). The proposed

Merger is the contingent event which would result in cash settlement of the Company’s outstanding stock options and time-vesting RSUs. Due to the existence of certain unfulfilled conditions, including the approval of the proposed Merger by the Company’s stockholders, that must be satisfied before the transaction is completed, no accelerated stock compensation expense was recorded during the third quarter of fiscal 2007. If the Vesting Conditions are satisfied, the Company expects to record an accelerated stock compensation charge of approximately $85 million related to time-vesting RSUs. If a Vesting Condition occurs or is to occur during a performance period, then the Compensation Committee of the Board shall determine the extent to which performance-vesting RSUs and market-vesting RSUs shall vest or shall be adjusted.

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

Overview

Products, Applications and Services

We are a leading provider of communications solutions that help enterprises transform their businesses by intelligently connecting customers, employees and business partners with enhanced business processes. A key component of our enterprise communications strategy is to leverage our substantial experience and expertise in voice communications systems with an innovative communications platform, advanced software development and expert services to capitalize on the transition of traditional voice systems to our mature IP telephony solutions. Our offers support advanced business communications applications that can help our customers gain cost efficiencies, higher workforce productivity, new types of business automation and more responsive connections for all enterprise constituents.

Our enterprise communications solutions offerings are comprised of a product portfolio that includes infrastructure hardware, application software, phone appliances and a comprehensive portfolio of enterprises services focused on IT and communications solutions. These offerings are used by enterprises to deploy our platforms of IP telephony systems and/or circuit-based voice telephony systems that can be converged with IP networks to enable IP telephony. Our communication solutions platforms are the basis for us to provide enterprises with communications systems in the following key areas: multi-media contact center communications in support of customer relationship management, unified communications that integrate unified desktop, conferencing, messaging and mobility solutions with third party enterprise applications and business communication applications that combine specialized services with software connectors to facilitate communications-enabled business processes. We support our broad customer base with comprehensive global service offerings that enable our customers to plan, design, implement, monitor and manage their communications systems and/or converged networks.

Our global services organization is an important consideration for customers purchasing our products and applications and is a source of significant revenue for us, primarily from maintenance contracts, but with a growing emphasis by us to provide our customers with communications focused professional services. Our end-to-end portfolio of services offerings provides a single point of accountability that connects the skilled professionals of our services organization together with our network of business partners, development partners and our ability to diagnose customer network faults remotely, can provide 24-hours-a-day, seven-days-a-week service to our customers around the world.

These offerings are part of what we collectively refer to as “Intelligent Communications,” which is about embedding communications solutions into our customers’ business processes and business interactions to help them transform their businesses and innovate their business models. We believe our comprehensive suite of Intelligent Communications offerings, as supported by our global services organization and extensive network of business and development partners, transforms the enterprise communications system into a strategic asset for businesses, by enabling them to communicate to “anyone, at any place, at any time and in any way” they choose.

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

We operate in approximately 50 countries and sell products and services through a network of business partners, distributors and dealers who have customers in nearly 100 other countries. In the first nine months of fiscal 2007, approximately 44% of our revenues were generated outside the U.S.

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

•       investment protection for traditional telephony systems, allowing customers to upgrade and take advantage of the benefits of IP communications while maintaining a significant portion of their previous equipment investment (i.e. “IP-enable” their existing voice communications systems);

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

Financial Results Summary

Revenue—Revenue was $3,850 million and $3,784 million for the first nine months of fiscal 2007 and 2006, respectively. Overall revenue grew by 1.7% as a result of increases in both of our operating segments outside the U.S. Revenues for the first nine months of fiscal 2007 included a favorable currency impact of $93 million that benefited both operating segments, primarily in Europe.

Gross Margin—Our gross margin for the first nine months of fiscal 2007 increased by $39 million to $1,794 million compared with the first nine months of fiscal 2006 due to an increase in sales volume and a benefit from foreign currency, and the gross margin rate for fiscal 2007 was slightly higher at 46.6% versus 46.4% for the first nine months of fiscal 2006. The increase in the overall rate was the result of lower costs in our services segment. The gross margin for the first nine months of fiscal 2006 includes an $11 million benefit, or a 0.3 percentage point impact, from a change in our vacation policy eliminating carryover vacation days for U.S. non-represented employees.

Operating Expenses—Our selling, general and administrative (SG&A) expenses decreased by $23 million to $1,184 million for the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006. This net decrease was primarily due to lower headcount and lower discretionary spending in connection with our cost management initiatives, as well as several benefits in the first nine months of fiscal 2007, including a gain on the sale of real estate and an $8 million benefit from the favorable resolution of non-income tax audits in several jurisdictions. These benefits were partially offset by expected increased employee benefit costs and unfavorable foreign currency. The increased employee benefit costs were primarily due to the previously-disclosed increase in post-retirement health benefits for union employees. The first nine months of fiscal 2006 included a $22 million benefit from the favorable resolution of non-income tax audits in several jurisdictions and a $7 million benefit related to the change in our vacation policy, as well as $29 million of asset impairment charges, primarily related to internal-use software assets.

During the first nine months of fiscal 2007, our research and development (R&D) expenses increased by $14 million to $332 million compared with the first nine months of fiscal 2006 due to an increase in gross investment and to a lesser extent, the acquisitions of Traverse and Ubiquity. The first nine months of fiscal 2006 included a $3 million benefit related to the change in our vacation policy.

We also recorded $29 million in net charges for restructuring actions during the first nine months of fiscal 2007. These represent $36 million of charges for employee separation costs and lease obligations, partially offset by a net benefit of $7 million for changes in estimates for prior restructuring plans primarily related to leased facilities. During the first nine months of fiscal 2006, we recorded net restructuring charges of $42 million.

During the first nine months of fiscal 2007, we incurred costs associated with the Merger of $8 million consisting primarily of investment banking and legal fees directly related to the proposed Merger.

Profitability—We earned net income of $183 million and $153 million for the first nine months of fiscal 2007 and 2006, respectively. Our operating income was $241 million, or 6.3% of revenue, for the first nine months of fiscal 2007, compared to $188 million, or 5.0% of revenue, for the first nine months of fiscal 2006. Operating income for the first nine months of fiscal 2007 includes an increase in gross margin dollars due to sales volume and favorable foreign currency, as well as several benefits in costs and operating expenses as described above, partially offset by increased R&D investment and Merger-related costs. Operating income for the first nine months of fiscal 2006 included a $21 million benefit from the change in our vacation policy and the $22 million benefit from the favorable resolution of non-income tax audits in several jurisdictions, as well as the $29 million asset impairment charge.

Key Trends and Uncertainties Affecting Our Results

Trends and Uncertainties Affecting Our Revenue

The following are the key factors we believe are currently affecting our revenue:

•       Technology transition—Our growth strategy relies heavily on capturing a significant share of the spending by enterprises on their transition of technology from traditional communications systems to IP communications. We believe that IP communications has gained widespread acceptance in the marketplace and over time we expect demand to continue to increase as the industry goes through the mainstream adoption phase in the product lifecycle. According to the latest available industry statistics, approximately half of all lines currently being shipped are IP rather than traditional, or TDM. As a result of the technology transition, spending by enterprises on traditional voice communication systems has been declining. Increases in our product revenue attributable to sales of IP telephony systems continue to be offset in part by declines in product revenue attributable to traditional voice communication systems.

•       Competitive environment—We have historically operated, and continue to operate, in an extremely competitive environment. However, the migration of traditional technology to IP communications has resulted in an increased number of competitors offering similar products and applications. One aspect of this environment is that we regularly face pricing pressures in the markets in which we operate which may negatively impact our gross margins. In addition, we also face pricing pressure when long-term maintenance and managed services contracts expire. They are typically renewed at lower prices due to continuing competitive pressure and expectations from the marketplace to acquire technology at lower costs. The impact of the price erosion affects both our rental and managed services offers, as well as maintenance. We have been able to partially mitigate the effects of pricing pressures on profitability through our cost reduction initiatives.

For other uncertainties related to the competitive environment in which we operate, see “Risk Factors—Risks Related To Our Revenue and Business Strategy—We face intense competition from our current competitors and, as the enterprise communications and information technology markets evolve, may face increased competition from companies that do not currently compete directly against us.”

•       Pressures on services business—Due to advances in technology, our customers continue to expect traditional services to be at lower prices to them. In addition, our customers routinely look for opportunities to reduce their information technology and related costs. A high correlation exists with respect to customers in our direct channel who purchase products also electing to purchase maintenance contracts at the time of the product purchase. However, at the time of contract renewal, maintenance and managed services revenues have been affected by reductions in scope of contracted services (i.e. number of ports, number of sites, or hours and levels of coverage), cancellations and increased competition, as well as the price erosion noted above. These factors have resulted in challenges to our Avaya Global Services segment. We have been able to partially offset these impacts by focusing on new types of services such as consulting and system integration. These new types of services may have lower margins than our traditional services. In addition, we have also been able to reduce our costs to minimize the impact on our operating income.

•       Disruption in logistics—As we continue to seek to optimize our end-to-end supply chain, we have been outsourcing various logistics functions over the course of the past few years. As previously disclosed, in the fourth quarter of fiscal 2006 and the first half of fiscal 2007, we moved certain warehousing and physical distribution operations to a different third party provider at a new facility. Following this move we experienced disruption, resulting in delays in delivery of products from this warehouse and warehousing operational inefficiencies. We have been working with this third party provider to resolve these issues. See “Manufacturing and Logistics” for more information.

•       Foreign currency—Our revenues outside of the U.S. were 44% of our consolidated revenues in the first nine months of fiscal 2007 compared to 42% in the first nine months of fiscal 2006. Revenues for the first nine months of fiscal 2007 include a favorable currency impact of $93 million as compared to the first nine months of fiscal 2006. Any strengthening of the U.S. dollar against other currencies, particularly the euro, will have a negative impact on our reported revenues. Conversely, any weakening of the U.S. dollar will have a positive impact.

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

As we continue to seek to optimize our end-to-end supply chain, we have outsourced various logistics functions. We rely on third-party logistics (3PL) service providers to provide certain services for our business, including warehousing, physical distribution, repairs and returns processing. If a logistics service provider does not meet our service level and quality requirements, we may be unable to fulfill our customers’ orders or meet certain customer support obligations in a timely and accurate manner, which could delay or decrease our revenue or otherwise have an adverse effect on our revenue and our costs. In the fourth quarter of fiscal 2006 and first quarter of fiscal 2007, we moved certain warehousing and physical distribution operations to a different 3PL service provider at a new facility. That provider and facility provide our 3PL needs in North America and certain 3PL needs outside of North America. There were disruptions and delays in delivery of certain products from this facility in the first quarter of fiscal 2007. Additionally, there was an adverse impact on our costs at this facility throughout the first half of fiscal 2007. We and the 3PL service provider operating this facility continue to work to promote stability in the 3PL operations there. We have been making improvements as we progress through this transition. However, we cannot assure you that this issue will not continue to have an adverse effect on our revenue and our costs.

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

Results from Continuing Operations

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006

Revenue

The following table sets forth a comparison of revenue by type:

					Third Fiscal Quarter
							Mix
3Q06	4Q06	1Q07	2Q07		2007	2006	2007	2006	Change
					Dollars in millions
$636	$690	$619	$639	Sales of products	$626	$636	49%	49%	$(10)	-1.6%
507	514	509	509	Services	507	507	40%	39%	—	0.0%
154	160	152	146	Rental and managed services	143	154	11%	12%	(11)	-7.1%
$1,297	$1,364	$1,280	$1,294	Total revenue	$1,276	$1,297	100%	100%	$(21)	-1.6%

The decrease in revenue for the third quarter of fiscal 2007 compared to the same period last fiscal year was due to decline in sales of products and rental and managed services, partially offset by a $30 million benefit from favorable foreign currency.

The following table sets forth a geographic comparison of revenue:

					Third Fiscal Quarter
							Mix
3Q06	4Q06	1Q07	2Q07		2007	2006	2007	2006	Change
					Dollars in millions
$753	$788	$732	$746	U.S.	$694	$753	54%	58%	$(59)	-7.8%
				Outside the U.S.:
182	183	186	178	Germany	172	182	13%	14%	(10)	-5.5%
205	208	203	190	EMEA—Europe / Middle East / Africa (Excluding Germany)	216	205	17%	16%	11	5.4%
387	391	389	368	Total EMEA	388	387	30%	30%	1	0.3%
87	110	88	111	APAC—Asia Pacific	116	87	10%	7%	29	33.3%
70	75	71	69	Americas, non-U.S.	78	70	6%	5%	8	11.4%
544	576	548	548	Total outside the U.S.	582	544	46%	42%	38	7.0%
$1,297	$1,364	$1,280	$1,294	Total revenue	$1,276	$1,297	100%	100%	$(21)	-1.6%

Revenues in the U.S. decreased by 7.8% compared with the third quarter of fiscal 2006, primarily due to declines in sales of products and related implementation services. Germany revenue declined due to lower sales of products, the decline in our rental base and lower implementation services, partially offset by the benefit from foreign currency. EMEA revenue, excluding Germany, grew by 5.4%, helped by strong demand in Eastern Europe, as well as a benefit from foreign currency. Revenues in APAC and Americas, non-U.S. increased by 33% and 11%, respectively.

The following table sets forth a comparison of revenue from sales of products by channel:

					Third Fiscal Quarter
							Mix
3Q06	4Q06	1Q07	2Q07		2007	2006	2007	2006	Change
					Dollars in millions
$277	$302	$259	$277	Direct	$258	$277	41%	44%	$(19)	-6.9%
359	388	360	362	Indirect	368	359	59%	56%	9	2.5%
$636	$690	$619	$639	Total sales of products	$626	$636	100%	100%	$(10)	-1.6%

The mix of sales of products in the third quarter of fiscal 2007 shifted three percentage points toward indirect due to the decline in U.S. and Germany direct product sales compared to the same quarter last fiscal year. The revenue growth in APAC and in EMEA, primarily Eastern Europe, is primarily driven through the indirect channel.

Gross Margin

The following table sets forth a comparison of gross margin by type:

					Third Fiscal Quarter
							Percent of Revenue
3Q06	4Q06	1Q07	2Q07		2007	2006	2007	2006	Change
					Dollars in millions
52.2%	54.8%	53.3%	52.9%	On sales of products	$324	$332	51.8%	52.2%	$(8)	-2.4%
33.9%	32.1%	36.3%	36.3%	On services	195	172	38.5%	33.9%	23	13.4%
54.5%	57.5%	55.3%	51.4%	On rental and managed services	78	84	54.5%	54.5%	(6)	-7.1%
45.3%	46.6%	46.8%	46.2%	Total gross margin	$597	$588	46.8%	45.3%	$9	1.5%

The $9 million increase in gross margin for the third quarter of fiscal 2007 reflects a benefit from foreign currency and reductions in cost of products and services.

Sales of products gross margin and rate both decreased primarily due to the decline in the volume of U.S. and Germany direct product sales, resulting in a higher proportion of indirect channel non-U.S. sales, which generally carry lower margins.

Services gross margin increased by $23 million compared to third quarter of fiscal 2006, and the gross margin rate increased by over four percentage points. The increase in gross margin was due to improved efficiencies and expense controls.

Rental and managed services gross margin decreased due to reductions in scope of contracted services at the time of contract renewal particularly related to our rental base in Germany, cancellations of contracts with historically higher margins, and price erosion on new contracts. The gross margin rate was flat.

Operating expenses

					Third Fiscal Quarter
							Percent of Revenue
3Q06	4Q06	1Q07	2Q07		2007	2006	2007	2006	Change
					Dollars in millions
$423	$388	$389	$393	Selling, general and administrative	$402	$423	31.5%	32.6%	$(21)	-5.0%
115	110	114	114	Research and development	104	115	8.2%	8.9%	(11)	-9.6%
22	62	6	10	Restructuring charges, net	13	22	1.0%	1.7%	(9)	-40.9%
—	—	—	—	Merger-related costs	8	—	0.6%	0.0%	8	100.0%
$560	$560	$509	$517	Total operating expenses	$527	$560	41.3%	43.2%	$(33)	-5.9%

The $21 million decrease in SG&A expenses is primarily due to the impact of lower headcount and lower discretionary spending in connection with our cost management initiatives, partially offset by expected higher employee benefit costs. The third quarter of fiscal 2006 also included $29 million of asset impairment charges primarily related to internal-use software assets, partially offset by a $22 million benefit for the favorable resolution of non-income tax audits.

R&D expenses decreased by $11 million compared to the same quarter last fiscal year due to a higher proportion of costs for development of software products, resulting in increased capitalization of R&D spending. This decrease is partially offset by spending in connection with Traverse and  a full quarter of Ubiquity expenses, two companies which we have acquired during the fiscal year.

Restructuring charges, net for the third quarter of fiscal 2007 represent $13 million of net charges for employee separation costs.

Merger-related costs consist primarily of investment banking and legal costs associated with the proposed Merger with an entity controlled by the Sponsors.

Other Income, Net

					Third Fiscal Quarter
3Q06	4Q06	1Q07	2Q07		2007	2006	Change
					Dollars in millions
$5	$8	$6	$7	Other income, net	$10	$5	$5	100%

Other income, net for the third quarters of fiscal 2007 and 2006 primarily represents interest income earned on cash and cash equivalents.

Interest Expense

					Third Fiscal Quarter
3Q06	4Q06	1Q07	2Q07		2007	2006	Change
					Dollars in millions
$—	$—	$—	$—	Interest expense	$1	$—	$1	100%

Capital lease obligations of $10 million represent our only financing arrangement as of June 30, 2007, and therefore, we have incurred insignificant interest expense.

Provision for (Benefit from) Income Taxes

					Third Fiscal Quarter
3Q06	4Q06	1Q07	2Q07		2007	2006	Change
					Dollars in millions
$(11)	$35	$25	$31	Provision for (benefit from) income taxes	$24	$(11)	$35	-318%

The provision for income taxes in the third quarter of fiscal 2007 is comprised of U.S. Federal, state and non-U.S. taxes including a $4 million tax benefit attributable to tax return to provision adjustments due to the filing, in the quarter, of U.S. and non-U.S. income tax returns resulting in an effective tax rate of 31.3%.

The benefit from income taxes in the third quarter of fiscal 2006 was primarily due to an $18 million tax benefit associated with transfer pricing adjustments and a $3 million tax benefit resulting from a non-U.S. audit settlement. These benefits were partially offset by provisions for U.S. Federal, state and non-U.S. taxes, resulting in an effective tax benefit rate of 33.1%.

Segment Results

Global Communications Solutions (“GCS”)

The GCS segment is focused on the sale of communications systems, equipment and applications to our enterprise customers. Our primary offerings in this segment include IP communications and traditional voice communications solutions, multi-media contact center infrastructure and applications in support of customer relationship management, unified communications applications and appliances.

Large communications systems are IP and traditional communications systems marketed to large enterprises. These systems include:

•        media servers which provide call processing on the customer’s local area network;

•        media gateways which support traffic routing between traditional voice and IP communications solutions;

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

The following table sets forth revenue by similar class of products within the GCS segment:

					Third Fiscal Quarter
							Mix
3Q06	4Q06	1Q07	2Q07		2007	2006	2007	2006	Change
					Dollars in millions
$455	$483	$435	$440	Large Communications Systems	$437	$455	64%	65%	$(18)	-4.0%
92	96	85	84	Small Communications Systems	74	92	11%	13%	(18)	-19.6%
144	169	151	162	Converged Voice Applications	153	144	22%	20%	9	6.3%
13	12	11	12	Other	22	13	3%	2%	9	69.2%
$704	$760	$682	$698	Total GCS revenue	$686	$704	100%	100%	$(18)	-2.6%

Overall GCS revenue declined by $18 million, or 2.6% due to product revenue decreases in the U.S. and a decline in our rental base in Germany. These declines were partially offset by a benefit from foreign currency and increased sales volume in EMEA, excluding Germany, and APAC. The $18 million decrease in large communications systems revenue was primarily the result of decreased sales of enterprise gateways and other equipment, particularly in our U.S. direct market, partially offset by growth in Asia Pacific and Latin America. Small communications systems revenues decreased by $18 million due to continued declines of our sales of traditional products in the U.S. and in our Germany rental base. Converged voice applications revenues increased by $9 million due to increased demand for applications outside of the U.S., especially IP messaging and certain contact center applications, offset by declines in demand for traditional messaging products.

The following table sets forth operating income of the GCS segment:

Third Fiscal Quarter
Percent of Revenue
3Q06	4Q06	1Q07	2Q07	2007	2006	2007	2006	Change
Dollars in millions

$36	$86	$22	$38	Operating income	$25	$36	3.6%	5.1%	$(11)	-30.6%

The $11 million decrease in operating income was primarily due to lower gross margin as a result of decreased sales volumes in the U.S. and Germany and unfavorable channel mix, as well as expenses associated with Ubiquity and Traverse. These unfavorable items were partially offset by decreases in net R&D expense due to a higher proportion of costs for development of software products resulting in increased capitalization of R&D spending and benefits from our cost savings initiatives.

Avaya Global Services (“AGS”)

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

Consulting and Systems Integration—Through operation, implementation and integration specialists and consultants worldwide, AGS helps customers leverage and optimize their multi-technology, multi-vendor environments through the use of contact centers, unified communication networks and IP communications. This division was previously referred to as “Implementation and Integration Services.”

Global Managed Services—AGS supplements our customers’ in-house staff and manages complex multi-vendor, multi-technology networks, optimizes network performance and configurations, backs up systems, detects and resolves faults, performs moves, adds and changes, and manages our customers’ communication environment and related assets. This category includes customers who have chosen a bundled solution with enhanced services not provided in a basic maintenance contract, and service of solutions sold under a rental payment basis. The managed services business generally involves larger contracts with customers who outsource responsibility for their voice applications domain to us. We face challenges in this area, including ensuring that we deliver consistent levels of service globally to these large, and often multi-national, customers while controlling costs and expanding the required skill set of our AGS organization.

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

The following table sets forth revenue by similar class of services within the AGS segment:

					Third Fiscal Quarter
							Mix
3Q06	4Q06	1Q07	2Q07		2007	2006	2007	2006	Change
					Dollars in millions
$402	$404	$411	$412	Product Support Services	$408	$402	69%	68%	$6	1.5%
106	111	98	97	Consulting and Systems Integration	99	106	17%	18%	(7)	-6.6%
84	89	89	87	Global Managed Services	83	84	14%	14%	(1)	-1.2%
1	—	—	—	Other	—	1	0%	0%	(1)	-100.0%
$593	$604	$598	$596	Total AGS revenue	$590	$593	100%	100%	$(3)	-0.5%

Overall AGS revenue for the third quarter of fiscal 2007 was roughly flat compared to the same quarter last fiscal year. Product support services revenues increased by $6 million, due to growth in contract maintenance revenues outside the U.S. Consulting and systems integration revenues declined by $7 million due to lower direct product sales, resulting in lower implementation revenues, particularly in the U.S and Germany. Global managed services revenues were relatively flat due to reductions in scope related to our Germany rental base, cancellations of contracted services, and price erosion on new contracts, substantially offset by a benefit from foreign currency.

The following table sets forth operating income of the Avaya Global Services segment:

Third Fiscal Quarter
Percent of Revenue
3Q06	4Q06	1Q07	2Q07	2007	2006	2007	2006	Change
Dollars in millions

$34	$36	$53	$56	Operating income	$63	$34	10.7%	5.7%	$29	85.3%

The $29 million increase in operating income is primarily due to higher gross margin as a result of improved efficiencies and expense controls, partially offset by expected increased employee benefit costs.

Corporate/Other Unallocated Amounts

					Third Fiscal Quarter
3Q06	4Q06	1Q07	2Q07		2007	2006	Change
					Dollars in millions
$(42)	$(47)	$15	$(13)	Operating (loss) income	$(18)	$(42)	$24	57%

Corporate/Other Unallocated amounts include a $13 million net restructuring charge and $8 million of Merger-related costs in the third quarter of fiscal 2007. At the beginning of each fiscal year, the amount of corporate overhead and certain other expenses, including targeted annual incentive awards, to be charged to operating segments is determined and fixed for the entire year. Any adjustment of the annual incentive accrual, as well as any other over/under absorption of corporate overhead expenses against planned amounts, is recorded within Corporate/Other Unallocated Amounts. In addition, certain discrete items, such as charges relating to restructuring actions, as well as Merger-related costs, are not allocated to the operating segments and remain in Corporate/Other Unallocated Amounts.

The operating loss for the third quarter of fiscal 2006 was primarily related to restructuring charges of $22 million and asset impairment charges of $29 million primarily related to certain internal-use software assets. These items were partially offset by $22 million related to the favorable resolution on non-income tax audits in several jurisdictions.

Nine Months Ended June 30, 2007 Compared with Nine Months Ended June 30, 2006

Revenue

The following table sets forth a comparison of revenue by type:

	Nine Months Ended June 30,
			Mix
	2007	2006	2007	2006	Change
	Dollars in millions
Sales of products	$1,884	$1,820	49%	48%	$64	3.5%
Services	1,525	1,503	40%	40%	22	1.5%
Rental and managed services	441	461	11%	12%	(20)	-4.3%
Total revenue	$3,850	$3,784	100%	100%	$66	1.7%

The increase in revenue for the nine months ended June 30, 2007 compared to the same period last fiscal year was due to increases in sales of products and services, partially offset by a decline in rental and managed services. Revenue for the nine months of fiscal 2007 include a benefit of $93 million from favorable foreign currency.

The following table sets forth a geographic comparison of revenue:

	Nine Months Ended June 30,
			Mix
	2007	2006	2007	2006	Change
	Dollars in millions
U.S.	$2,172	$2,206	56%	58%	$(34)	-1.5%
Outside the U.S.:
Germany	536	550	14%	14%	(14)	-2.5%
EMEA—Europe / Middle East / Africa (Excluding Germany)	609	557	16%	15%	52	9.3%
Total EMEA	1,145	1,107	30%	29%	38	3.4%
APAC—Asia Pacific	315	273	8%	8%	42	15.4%
Americas, non-U.S.	218	198	6%	5%	20	10.1%
Total outside the U.S.	1,678	1,578	44%	42%	100	6.3%
Total revenue	$3,850	$3,784	100%	100%	$66	1.7%

Revenues in the U.S. decreased 1.5% compared with the first nine months of fiscal 2006, primarily due to decreases in sales of large and small communications systems and product support services. Germany’s revenue decreased 2.5% due to the decline in our rental base, partially offset by a benefit from foreign currency. EMEA revenue, excluding Germany, grew by 9.3% due to a benefit from foreign currency and strong demand in Eastern Europe. The increases in APAC and Americas, non-U.S. revenue were primarily due to the increased demand for IP products through the direct channel.

The following table sets forth a comparison of revenue from sales of products by channel:

	Nine Months Ended June 30,
			Mix
	2007	2006	2007	2006	Change
	Dollars in millions
Direct	$794	$795	42%	44%	$(1)	-0.1%
Indirect	1,090	1,025	58%	56%	65	6.3%
Total sales of products	$1,884	$1,820	100%	100%	$64	3.5%

The mix of sales of products in the first nine months of fiscal 2007 shifted two percentage points toward indirect due to the decline in the U.S. and Germany direct product sales compared to the same period last fiscal year.

Gross Margin

The following table sets forth a comparison of gross margin by type:

	Nine Months Ended June 30,
			Percent of Revenue
	2007	2006	2007	2006	Change
	Dollars in millions
On sales of products	$992	$964	52.7%	53.0%	$28	2.9%
On services	565	527	37.0%	35.1%	38	7.2%
On rental and managed services	237	264	53.7%	57.3%	(27)	-10.2%
Total gross margin	$1,794	$1,755	46.6%	46.4%	$39	2.2%

The $39 million increase in gross margin for the first nine months of fiscal 2007 reflects an increase in the volume of sales of products, the impact of improved efficiencies and a benefit from foreign currency. The overall gross margin rate was flat compared to the first nine months of fiscal 2006. The first nine months of fiscal 2006 gross margin includes an $11 million benefit, or a 0.3 percentage point impact, from the change in our vacation policy.

Gross margin on sales of products increased by $28 million primarily due to higher sales volume. Factors affecting the slight decline in the gross margin rate included higher costs associated with our warehousing issues and the higher proportion of indirect sales which generally carry lower margins, partially offset by benefits from cost reductions from employee restructuring actions.

Services gross margin increased by $38 million and the rate increased by almost two percentage points when compared to first nine months of fiscal 2006. Cost reductions from employee restructuring actions in prior periods and from improved efficiencies and expense controls were partially offset by expected increases in employee benefit costs.

Rental and managed services gross margin and rate both decreased due to reductions in scope of contracted services at the time of contract renewal particularly related to our rental base in Germany, cancellation of contracts with historically higher margins and price erosion on new contracts.

Operating expenses

	Nine Months Ended June 30,
			Percent of Revenue
	2007	2006	2007	2006	Change
	Dollars in millions
Selling, general and administrative	$1,184	$1,207	30.7%	31.9%	$(23)	-1.9%
Research and development	332	318	8.6%	8.4%	14	4.4%
Restructuring charges, net	29	42	0.8%	1.1%	(13)	-31.0%
Merger-related costs	8	—	0.2%	0.0%	8	100.0%
Total operating expenses	$1,553	$1,567	40.3%	41.4%	$(14)	-0.9%

The $23 million decrease in SG&A expenses is primarily due to lower headcount, lower discretionary spending, an $8 million benefit resulting from the favorable resolution of non-income tax audits and a gain on the sale of real estate in fiscal 2007, partially offset by expected increases in employee benefit costs. The first nine months of fiscal 2006 included a $7 million benefit related to the change in our vacation policy, as well as a $29 million asset impairment charge primarily related to internal-use software assets.

R&D expenses increased by $14 million compared to the first nine months of the last fiscal year due to increased gross investment and to a lesser extent, the acquisitions of Traverse and Ubiquity. The first nine months of fiscal 2006 included a $3 million benefit related to the change in our vacation policy.

Restructuring charges, net for the first nine months of fiscal 2007 represent $36 million of charges for employee separation costs and lease obligations, partially offset by a net benefit of $7 million for changes in estimates for prior restructuring plans primarily related to facilities.

Merger-related costs for the first nine months of fiscal 2007 consist primarily of investment banking and legal costs associated with the proposed Merger.

Other Income, Net

	Nine Months Ended June 30,
	2007	2006	Change
	Dollars in millions
Other income, net	$23	$16	$7	44%

Other income, net for the first nine months of fiscal 2007 and 2006 primarily represents interest income earned on cash and cash equivalents.

Interest Expense

	Nine Months Ended June 30,
	2007	2006	Change
	Dollars in millions
Interest expense	$1	$3	$(2)	-67%

Capital lease obligations of $10 million represent our only financing arrangement as of June 30, 2007, and therefore, we have incurred insignificant interest expense.

Provision for Income Taxes

	Nine Months Ended June 30,
	2007	2006	Change
	Dollars in millions
Provision for income taxes	$80	$48	$32	67%

The provision for income taxes for the nine month periods shown above is comprised of U.S. Federal, state and non-U.S. taxes. The provision for the nine months ended June 30, 2007 includes a $6 million benefit from the retroactive extension to January 1, 2006 of the research tax credit pursuant to the Tax Relief and Health Care Act of 2006, a $7 million tax benefit due to a reduction in estimated tax payable for fiscal 2006 in Germany as a result of additional restructuring charges reported for statutory purposes, and a $4 million tax benefit attributable to tax return to provision adjustments due to the filing, in the quarter, of U.S. and non-U.S. income tax returns. The provision for the first nine months of fiscal 2007 resulted in an effective tax rate of 30.5%, which we believe is not indicative of the estimated tax rate for the full fiscal year.

The provision for income taxes for the nine months ended June 30, 2006 was impacted by an $18 million tax benefit associated with transfer pricing adjustments. The provision for income taxes for the nine months ended June 30, 2006 resulted in an effective rate of 23.9%.

Segment Results

Global Communications Solutions

The following table sets forth revenue by similar class of products within the GCS segment:

	Nine Months Ended June 30,
			Mix
	2007	2006	2007	2006	Change
	Dollars in millions
Large Communications Systems	$1,312	$1,282	64%	62%	$30	2.3%
Small Communications Systems	243	274	12%	14%	(31)	-11.3%
Converged Voice Applications	466	436	22%	22%	30	6.9%
Other	45	34	2%	2%	11	32.4%
Total GCS revenue	$2,066	$2,026	100%	100%	$40	2.0%

Overall GCS revenue grew by $40 million, or 2.0%. Product revenue increases, particularly related to converged voice applications and a benefit from foreign currency, were offset by the expected reduced sales of traditional products and a decline in our rental base in Germany. The $30 million increase in large communication systems revenue was the result of increased demand for enterprise gateways and other equipment. Small communications systems revenues decreased by $31 million due to continued declines of our sales of traditional products and our rental base. Converged voice applications revenues increased by $30 million due to increased demand for applications, especially IP messaging and contact center applications, offset by declines in demand for traditional messaging products.

The following table sets forth operating income of the GCS segment:

	Nine Months Ended June 30,
			Percent of Revenue
	2007	2006	2007	2006	Change
	Dollars in millions
Operating income	$85	$111	4.1%	5.5%	$(26)	-23.4%

The $26 million decline in operating income was primarily due to higher costs associated with our warehousing issues, increases in R&D investment and the benefit of $11 million from a change in the Company’s vacation policy for the first nine months of fiscal 2006, partially offset by the impact of increases in sales volume.

Avaya Global Services

The following table sets forth revenue by similar class of services within the AGS segment:

	Nine Months Ended June 30,
			Mix
	2007	2006	2007	2006	Change
	Dollars in millions
Product Support Services	$1,231	$1,215	69%	69%	$16	1.3%
Consulting and Systems Integration	294	290	16%	17%	4	1.4%
Global Managed Services	259	251	15%	14%	8	3.2%
Other	—	2	0%	0%	(2)	-100.0%
Total AGS revenue	$1,784	$1,758	100%	100%	$26	1.5%

Overall AGS revenue increased by $26 million, or 1.5%, due to increases in product support services, as well as a benefit from foreign currency.

Product support services revenues increased by $16 million compared to the third quarter of fiscal 2006, particularly in the international regions. Consulting and systems integration revenues increased by $4 million due to an increase in professional services in the U.S. Global managed services revenues increased by $8 million due to higher customer termination fees and favorable foreign currency, which were partially offset by reductions in scope related to our Germany rental base, cancellations of contracted services and price erosion on new contracts.

The following table sets forth operating income of the Avaya Global Services segment:

	Nine Months Ended June 30,
			Percent of Revenue
	2007	2006	2007	2006	Change
	Dollars in millions
Operating income	$172	$135	9.6%	7.7%	$37	27.4%

The $37 million increase in operating income is primarily due to the shift in mix of contract maintenance and implementation revenues, lower inventory-related costs, reduced costs resulting from prior restructuring actions and improved efficiencies and expense controls. These items were partially offset by expected increases in employee benefit costs. Operating income for the first nine months of fiscal 2006 included a benefit of $10 million from the change in our vacation policy.

Corporate/Other Unallocated Amounts

	Nine Months Ended June 30,
	2007	2006	Change
	Dollars in millions
Operating loss	$(16)	$(58)	$42	72%

For the first nine months of fiscal 2007, the operating loss in Corporate/Other Unallocated Amounts is primarily attributable to $29 million of net restructuring charges and $8 million of Merger-related costs, partially offset by $8 million in gains on the sale of real estate and the $8 million benefit from non-income tax audit settlements in several jurisdictions. The operating loss for the nine months of fiscal 2006 was primarily related to a $29 million impairment charge primarily associated with certain internal-use software assets, $42 million of net restructuring charges, and certain real estate expenses. These costs were partially offset by lower accruals for employee incentive awards and a $22 million benefit from the favorable resolution of non-income tax audits in several jurisdictions.

Liquidity and Capital Resources

During the first nine months of fiscal 2007, we generated positive cash flow from operations of $424 million. We also received $110 million in connection with the issuance of common stock under our employee stock purchase plan and stock compensation plans. This source of cash was partially offset by $94 million of cash used during the first nine months of fiscal 2007 to repurchase shares in connection with our 2005 and 2007 share repurchase plans. In addition, we used $15 million and $147 million of cash to acquire Traverse and Ubiquity, respectively, and used $150 million of cash for capital expenditures and software development costs. Cash and cash equivalents increased by $158 million to $1,057 million as of June 30, 2007 from $899 million as of September 30, 2006.

Sources and Uses of Cash for the Nine Months Ended June 30, 2007

A condensed statement of cash flows for the first nine months of fiscal 2007 and 2006 follows:

	Nine months ended June 30,
	2007	2006
	Dollars in millions
Net cash provided by (used for):
Operating activities	$424	$456
Investing activities	(304)	(139)
Financing activities	13	(250)
Effect of exchange rate changes on cash and cash equivalents	25	5
Net increase in cash and cash equivalents	158	72
Cash and cash equivalents at beginning of year	899	750
Cash and cash equivalents at end of period	$1,057	$822

Operating Activities

Our net cash provided by operating activities was $424 million for the first nine months of fiscal 2007, compared to $456 million in the first nine months of fiscal 2006. The lower amount of cash provided by operating activities compared to the prior year was primarily driven by higher employee incentive payments. The first nine months of fiscal 2007 included payment of employee incentives based on fiscal 2006 performance. The first nine months of fiscal 2006 included payments of lower discretionary awards based on fiscal 2005 performance. This change in the level of incentive payments resulted in an approximately $70 million increase in cash usage in the first nine months of fiscal 2007 compared with the same period of fiscal 2006.

Accounts Receivable, Net—The following summarizes our accounts receivable, net and related metrics:

	June 30,	September 30,
	2007	2006	Change
	Dollars in millions
Accounts receivable, gross	$928	$928	$—
Allowance for doubtful accounts	(59)	(57)	(2)
Accounts receivable, net	$869	$871	$(2)
Allowance for doubtful accounts as a percent of accounts receivable, gross	6.4%	6.1%	+0.3 pts
Past due receivables as a percent of accounts receivable, gross	18.5%	17.8%	+0.7 pts

	For the three months ended
	June 30,	September 30,
	2007	2006	Change
Days sales outstanding (DSO)	61 days	57 days	+4 days

The accounts receivable balance as of June 30, 2007 was substantially flat when compared to September 30, 2006. The increase in DSO was the result of current quarter sales occurring later in the quarter when compared to the three months ended September 30, 2006 as well as the increase in the deferred revenue balance as of June 30, 2007.

Inventory—The following summarizes our inventory and inventory turnover:

	June 30,	September 30,
	2007	2006	Change
	Dollars in millions
Finished goods	$300	$281	$19
Raw materials	4	4	—
Total inventory	$304	$285	$19
Inventory turnover	8.9 times	10.2 times	-1.3 times

Inventory increased by $19 million since the beginning of the fiscal year and inventory turnover declined due to changes in the mix of product demand as well as in anticipation of seasonally strong demand for our products in the fourth fiscal quarter.

Accounts Payable—The following summarizes our accounts payable:

	June 30,	September 30,
	2007	2006	Change
	Dollars in millions
Accounts payable	$395	$418	$(23)
Days payable outstanding	52	51	+1 day

Accounts payable decreased in the first nine months of fiscal 2007 due to lower spending levels and the timing of payments during the quarter.

Investing Activities

Net cash used for investing activities was $304 million in the first nine months of fiscal 2007, compared with $139 million in the same period last year. Activities in the current period include $162 million for the acquisitions of Ubiquity and Traverse, $79 million for capital expenditures and $71 million for capitalized software development costs.

Cash used in the same period of fiscal 2006 included $83 million for capital expenditures and $53 million for capitalized software development costs.

Financing Activities

Net cash provided by financing activities was $13 million in the first nine months of fiscal 2007, compared with cash used of $250 million in the same period last year. Activities in the current period primarily include $110 million of cash received in connection with the issuance of common stock under our employee stock purchase plan and stock compensation plans, partially offset by $94 million of cash used to repurchase our common stock pursuant to our share repurchase plans.

Cash used in the same period of fiscal 2006 consisted primarily of $256 million to repurchase our common stock and $14 million to repay our senior notes partially offset by $20 million of cash received in connection with the issuance of common stock under employee stock purchase plan and the exercise of options under our stock compensation plans.

Future Cash Requirements and Sources of Liquidity

Impact of Proposed Merger

We expect the proposed Merger to be completed in the fall of 2007, subject to receipt of shareholder approval and customary regulatory approvals, as well as satisfaction of other customary closing conditions.

We will incur indebtedness and utilize cash in order to complete the proposed Merger. As a result, our future cash requirements, sources of liquidity and uncertainties regarding our liquidity may change after the completion of the Merger. Because the proposed Merger is not complete, the discussion in this section does not consider the impact of proposed costs which will only be incurred upon consummation of the proposed Merger, nor does it consider the incurrence of the related indebtedness contemplated by the Merger.

Future Cash Requirements

Our primary future cash requirements will be to fund capital expenditures, restructuring payments, employee benefit obligations and Merger-related costs.

Specifically, we expect our primary cash requirements for the remainder of fiscal 2007 to be as follows:

•       Capital expenditures—We expect to spend approximately $75 million for capital expenditures and capitalized software development costs during the fourth quarter of fiscal 2007.

•       Restructuring payments—We expect to make payments of approximately $20 million during the remainder of fiscal 2007 for employee separation costs and lease termination obligations associated with restructuring actions we have taken to date. If we take any further actions to reduce costs and expenses, we would expect to make additional payments throughout the remainder of fiscal 2007.

•       Employee benefit obligations—We estimate that we will pay $2 million each for U.S. and non-U.S. pension benefits for the remainder of fiscal 2007. We also estimate that we will make payments of $5 million for retiree medical benefits that are not pre-funded during the remainder of fiscal 2007.

•       Merger-related costs—We have incurred $8 million for Merger-related costs during the third quarter of fiscal 2007, and we expect to incur an additional $15 million during the remainder of fiscal 2007. Payment of these costs is not dependent on the successful completion of the Merger. Substantially all accrued Merger-related costs are expected to be paid after closing of the Merger, which we expect to complete in the fall of 2007.

Future Sources of Liquidity

We expect our primary source of cash during the remainder of fiscal 2007 to be positive net cash provided by operating activities. We expect that growth in profitable revenues and continued focus on accounts receivable, inventory management and cost containment will enable us to continue to generate positive net cash from operations.

We and a syndicate of lenders are currently party to a $400 million revolving credit facility, which expires in May 2011. The Merger Agreement limits Avaya’s ability without the Sponsors’ consent during the period from the date of the Merger Agreement until the closing of the Merger to, among other things, incur indebtedness over certain thresholds. For more information regarding the credit facility, see Note 7 “Financing Arrangements” to our Consolidated Financial Statements.

Based on past performance and current expectations, we believe that our existing cash and cash equivalents of $1,057 million and our net cash provided by operating activities will be sufficient to meet our future cash requirements described above. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

We conduct our business on a multi-national basis in a wide variety of foreign currencies. We are therefore subject to the risk associated with foreign currency exchange rates and interest rates that could affect our results of operations, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We use derivative financial instruments to reduce earnings and cash flow volatility associated with foreign exchange rate changes. Derivative financial instruments are used as risk management tools and not for speculative or trading purposes. As of June 30, 2007 and September 30, 2006, the estimated fair values of our foreign currency forward contracts were a gain of $3 million and a loss of $2 million, respectively. The gain was included in other current assets, while the loss was included in other current liabilities. The estimated fair values of these forward contracts were based on market quotes obtained through independent pricing sources.

Debt Ratings

Our ability to obtain external financing and the related cost of borrowing is affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. As of June 30, 2007, we had a long-term corporate family rating of Ba3 with ratings under review for possible downgrades from Moody’s and a corporate credit rating of B+ with ratings on the credit watch with negative implications from Standard & Poor’s. These ratings are not recommendations to buy, sell or hold securities. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies. Each credit rating should be evaluated independently of any other ratings.

Credit Facility

Our credit facility contains affirmative and restrictive covenants that we must comply with, as described in Note 7, “Financing Arrangements” to our Consolidated Financial Statements. As of June 30, 2007, we were in compliance with all of the covenants included in the credit facility.

There are currently $27 million of letters of credit issued under the credit facility. There are no other outstanding borrowings under the facility and the remaining availability is $373 million as of June 30, 2007. We believe the credit facility provides us with an important source of backup liquidity.

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

•       Accounting for stock options.

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

During the nine months ended June 30, 2007, management believes there have been no significant changes to the items that we disclosed as our critical accounting polices and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.

See Avaya’s Annual Report on Form 10-K filed with the SEC on December 8, 2006. As of June 30, 2007, there has been no material change in this information.

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

b)               Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

It should also be noted that we may not be able to complete the proposed Merger on the terms summarized elsewhere in this Form 10-Q or on other acceptable terms, or at all, due to a number of factors, including the failure to satisfy customary closing conditions. The risks and uncertainties described below do not contemplate or give effect to potential risks associated with the proposed Merger, including any potential adverse reaction of our customers, suppliers, distributors and other business partners to the proposed Merger.

The risks and uncertainties discussed in more detail below include, but are not limited to:

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

Risks Related To Our Revenue and Business Strategy

A key component of our strategy is our focus on the development and sale of advanced communications products and applications and related services, including IP communications solutions, and this strategy may not be successful.

A key component of our strategy is our focus on the development and sale of IP communications solutions and other advanced communications products and applications and related services.  Our product offerings include IP communications and traditional voice communications systems, multi-media contact center infrastructure and applications in support of customer relationship management, unified communications applications and appliances, such as IP telephone sets.  These offerings are part of what we refer to as “Intelligent Communications,” which is about embedding communications solutions into our customers’ business processes to help them transform their businesses and innovate their business models.

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

•       research and develop IP communications solutions and other advanced communications products and applications;

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

The market opportunity for advanced communications products, applications and services, including IP communications solutions, may not develop in the ways that we anticipate.

The demand for our products can change quickly and in ways that we may not anticipate because the market is characterized by rapid, and sometimes disruptive, technological developments, evolving industry standards, frequent new product introductions and enhancements, changes in customer requirements and a limited ability to accurately forecast future customer orders. Our operating results may be adversely affected if the market opportunity for advanced communications products, applications and services, including IP telephony solutions, does not develop in the ways that we anticipate. The ratio of revenue attributable to IP telephony solutions versus traditional voice communication systems is expected to increase as more and more companies convert to IP telephony solutions. However, IP lines currently constitute a small percentage of global installed enterprise lines and if IP does not gain widespread acceptance in the marketplace as an alternative replacement option for enterprise communications systems our overall revenue and operating results may be adversely affected. Even if we are successful in increasing our revenue from sales of IP communications solutions, if revenue from traditional enterprise voice communications systems and services declines faster than revenue from IP communications solutions increases, our overall revenue and operating results may be adversely affected. We cannot predict whether:

•       the demand for advanced communications products, applications, and services, including IP solutions, will grow as quickly as we anticipate;

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

Historically, our GCS segment has competed against other providers of enterprise voice communications solutions such as Nortel Networks Corporation, Siemens AG, Alcatel-Lucent and NEC Corporation. As we focus on the development and marketing of advanced communications solutions, such as IP solutions, we face intense competition from these providers of voice communications solutions as well as from data networking companies such as Cisco Systems, Inc. and 3Com Corp. The GCS segment also faces competition in the small and medium business market from many competitors, including Cisco, Nortel, Alcatel-Lucent, NEC, Matsushita Electric Corporation of America, Inter-Tel, Incorporated, 3Com, and Mitel Networks Corp., although the market for these products is fragmented. Our AGS segment competes with companies like those above offering services with respect to their own product offerings, as well as many consulting and systems integration firms and network service providers.

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

As we continue to seek to optimize our end-to-end supply chain, we have outsourced various logistics functions. We rely on third-party logistics (3PL) service providers to provide certain services for our business, including warehousing, physical distribution, repairs and returns processing. If a logistics service provider does not meet our service level and quality requirements, we may be unable to fulfill our customers’ orders or meet certain customer support obligations in a timely and accurate manner, which could delay or decrease our revenue or otherwise have an adverse effect on our revenue and our costs. In the fourth quarter of fiscal 2006 and first quarter of fiscal 2007, we moved certain warehousing and physical distribution operations to a different 3PL service provider at a new facility. That provider and facility provide our 3PL needs in North America and certain 3PL needs outside of North America. There were disruptions and delays in delivery of certain products from this facility in the first quarter of fiscal 2007. Additionally, there was an adverse impact on our costs at this facility throughout the first half of fiscal 2007. We and the 3PL service provider operating this facility continue to work to promote stability in the 3PL operations there. We have been making improvements as we progress through this transition. However, we cannot assure you that this issue will not continue to have an adverse effect on our revenue and increase our costs.

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

We conduct significant sales and customer support operations in countries outside of the United States and also depend on non-U.S. operations of our contract manufacturers and our distribution partners. For the first nine months of fiscal 2007 and 2006, we derived 44% and 42% of our revenue, respectively, from sales outside the United States. Our future international operating results, including our ability to import our products to, export our products from, or sell our products in various countries, could be materially adversely affected by a variety of uncontrollable and changing factors. These factors include political conditions, economic conditions, legal and regulatory constraints, currency regulations, health or similar issues, natural disasters and other matters in any of the countries or regions in which we currently operate or intend to operate in the future. Currently, we have concerns about weakness and uncertainty in European economies, including high unemployment levels and low economic growth forecasts, particularly in Germany where we have a high concentration of our business.

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

As disclosed in the Company’s Annual Proxy Statement on Schedule 14A filed with the SEC on December 22, 2006, Mark Leslie, one of the Company’s directors, had previously advised the Board of Directors that he received a “Wells Notice” that the SEC may commence a civil enforcement action against him in connection with his previous services while an employee of Veritas Software Corporation (now Symantec Corporation) in 2000 and 2001. The relevant transactions predated Mr. Leslie’s tenure as a Director of the Company, and the SEC’s inquiry is not directed at, and does not concern, the Company or any other member of the Board of management. On July 2, 2007, the SEC announced that is has filed civil fraud charges in the United States District Court for the Northern District of California against five former executives at Veritas, including Mr. Leslie. The SEC’s complaint alleges that Mr. Leslie, among others, artificially inflated and/or manipulated Veritas’ reported financial results and misled Veritas’ independent auditors in connection with two transactions with AOL in September 2000.

Item 6.                        Exhibits.

Exhibit Number
2.1	Agreement and Plan of Merger, dated as of June 4, 2007, by and among Avaya Inc., Sierra Holdings Corp. and Sierra Merger Corp.(1)
3.1	Restated Certificate of Incorporation of Avaya Inc.(2)
3.2	Amended and Restated By-laws of Avaya Inc., as amended on July 18, 2002.(3)
10.1	Form of Severance Agreement for Senior Officers.*
10.2	Form of Amendment to Severance Agreement for Senior Officers.*
10.3	Avaya Inc. Deferred Compensation Plan, as amended.*
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.*
32.1	Certification of Principal Executive Officer pursuant to18 U.S.C. Section 1350.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

*                    Filed herewith.

(1)          Incorporated by reference from Exhibit 2.1 to Avaya’s Current Report on Form 8-K filed with the SEC on June 5, 2007.

(2)          Incorporated by reference from Exhibit 3.1 to Amendment No. 1 to Avaya’s Registration Statement on Form 10 (Reg. No. 1-15951) filed with the SEC on August 9, 2000.

(3)          Incorporated by reference from Exhibit 3.1 to Avaya’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAYA INC.
	By:	/s/ AMARNATH K. PAI
Amarnath K. Pai Vice President Finance Operations and Corporate Controller (Principal Accounting Officer)
August 6, 2007