Form 10-Q
period 2009-12-31
AVAYA INC
filed 2010-02-16
CIK 1116521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

(908) 953-6000

(Registrant's telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 12, 2010, 100 shares of Common Stock, $.01 par value of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Avaya Inc.

Consolidated Statements of Operations (Unaudited)

(In millions)

	Three months ended December 31, 2009	Three months ended December 31, 2008
REVENUE
Products	$514	$533
Services	546	580

	1,060	1,113

COSTS
Products:
Costs (exclusive of amortization of technology intangible assets)	221	234
Amortization of technology intangible assets	59	62
Services	270	316

	550	612

GROSS MARGIN	510	501

OPERATING EXPENSES
Selling, general and administrative	366	348
Research and development	81	78
Amortization of intangible assets	50	50
Impairment of long-lived assets	16	2
Restructuring charges, net	15	18
Acquisition-related costs	17	—

	545	496

OPERATING (LOSS) INCOME	(35)	5
Interest expense	(102)	(104)
Other income, net	4	10

LOSS BEFORE INCOME TAXES	(133)	(89)
Provision for income taxes	3	1

NET LOSS	(136)	(90)
Less net income attributable to noncontrolling interests	1	—

NET LOSS ATTRIBUTABLE TO AVAYA INC.	$(137)	$(90)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.

Consolidated Balance Sheets (Unaudited)

(In millions, except per share and shares amounts)

	December 31, 2009	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$669	$567
Accounts receivable, net	689	655
Inventory	248	126
Deferred income taxes, net	7	7
Other current assets	277	173

TOTAL CURRENT ASSETS	1,890	1,528

Property, plant and equipment, net	524	419
Deferred income taxes, net	14	13
Intangible assets, net	3,030	2,636
Goodwill	4,087	3,695
Other assets	244	359

TOTAL ASSETS	$9,789	$8,650

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current liabilities:
Debt maturing within one year	$48	$38
Accounts payable	362	321
Payroll and benefit obligations	301	265
Deferred revenue	570	466
Business restructuring reserve, current portion	137	148
Other current liabilities	424	334

TOTAL CURRENT LIABILITIES	1,842	1,572

Long-term debt	5,840	5,112
Benefit obligations	2,094	2,053
Deferred income taxes, net	131	134
Business restructuring reserve, non-current portion	63	66
Other liabilities	348	364

TOTAL NON-CURRENT LIABILITIES	8,476	7,729

Commitments and contingencies

AVAYA STOCKHOLDER’S DEFICIENCY
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,672	2,466
Accumulated deficit	(2,292)	(2,155)
Accumulated other comprehensive loss	(956)	(1,008)

TOTAL AVAYA STOCKHOLDER’S DEFICIENCY	(576)	(697)
Noncontrolling interest	47	46

TOTAL DEFICIENCY	(529)	(651)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$9,789	$8,650

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three months ended December 31,

	2009	2008
OPERATING ACTIVITIES:
Net loss	$(136)	$(90)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	157	161
Share-based compensation	7	4
Amortization of debt issuance costs	6	5
Payment in kind interest	21	—
Deferred income taxes, net	(2)	(5)
Impairment of long-lived assets	16	2
Restructuring charges, net	15	18
Unrealized losses (gains) on foreign currency exchange	1	(37)
Changes in operating assets and liabilities:
Accounts receivable	24	199
Inventory	(16)	4
Accounts payable	28	(60)
Payroll and benefit obligations	(27)	(139)
Business restructuring reserve	(32)	(33)
Deferred revenue	23	15
Other assets and liabilities	(48)	(63)

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	37	(19)

INVESTING ACTIVITIES:
Capital expenditures	(15)	(19)
Capitalized software development costs	(8)	(14)
Acquisition of NES, net of cash acquired	(805)	—
Liquidation of securities available for sale	—	41
Proceeds from sale of long-lived assets	7	—
Purchase of securities available for sale	(2)	—

NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(823)	8

FINANCING ACTIVITIES:
Net proceeds from incremental B-2 term loans and warrants	783	—
Capital contribution from Parent	125	—
Debt issuance costs	(5)	(29)
Repayment of long-term debt	(12)	(10)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	891	(39)

Effect of exchange rate changes on cash and cash equivalents	(3)	(18)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	102	(68)
Cash and cash equivalents at beginning of period	567	579

Cash and cash equivalents at end of period	$669	$511

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Background, Merger and Basis of Presentation

Background

Avaya Inc. (the “Company” or “Avaya”) is a global leader in enterprise communications systems. The Company offers solutions in unified communications, contact centers and related services, directly and through its channel partners, to businesses and organizations around the world. Enterprises of all sizes turn to Avaya for state-of-the-art communications to improve efficiency, collaboration, customer service and competitiveness.

Avaya’s combination of communications applications, software and services helps companies simplify complex communications and integrate them with technologies from other vendors, enabling customers to unlock value and potential from their networks. By embedding communications into the business processes of an enterprise, Avaya improves the way organizations work, making people more productive, processes more intelligent and customers more satisfied.

At the core of Avaya’s business is a large and diverse global installed customer base. Customers range in size from small enterprises with only a few employees to large government agencies and multinational companies with over 100,000 employees. The enterprises the Company serves operate in a broad range of industries around the world, including financial services, manufacturing, retail, transportation, energy, media and communications, health care, education and government.

Avaya is a wholly-owned subsidiary of Sierra Holdings Corp., a Delaware corporation (“Parent”). Parent was formed by affiliates of two private equity firms, Silver Lake Partners (“Silver Lake”) and TPG (“TPG”) (collectively, the “Sponsors”). Silver Lake and TPG, through Parent, acquired Avaya for a purchase price of $17.50 per share of Avaya common stock, or $8.4 billion in a transaction that was completed on October 26, 2007 (the “Merger”).

Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements as of December 31, 2009 and for the three months ended December 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements, and should be read in conjunction with the Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2009, which were included in the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009 and declared effective by the SEC on January 14, 2010. Upon the effective date of the Form S-4 Registration Statement, the Company became subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. The significant accounting policies used in preparing these unaudited interim Consolidated Financial Statements are the same as those described in Note 2 to those audited Consolidated Financial Statements except for recently adopted accounting guidance as discussed in Note 2, “Recent Accounting Pronouncements.” In management’s opinion, these unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated.

Certain prior period amounts have been reclassified to conform to the current period’s presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

The Company has evaluated subsequent events after the balance sheet date through February 16, 2010, which is the date that the accompanying financial statements were issued.

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

2. Recent Accounting Pronouncements

New Accounting Guidance Recently Adopted

Business Combinations and Noncontrolling Interests

In the first quarter of fiscal 2010, the Company adopted new guidance under the acquisition method for business combinations. The more significant changes include; an expanded definition of a business and a business combination; recognition of acquisition-related expenses and restructuring costs separately from the business combination; recognition of assets acquired and liabilities assumed at their acquisition-date fair values with subsequent changes recognized in earnings; and capitalization of in-process research and development at fair value as an indefinite-lived intangible asset. The guidance also amends and clarifies the application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The impact of the revised accounting guidance on the Company’s results of operations and financial position will vary depending on each specific business combination or asset purchase.

Effective the first quarter of fiscal 2010, the Company adopted revised accounting guidance which requires noncontrolling interests (formerly minority interest) to be presented as a separate component within the equity section of the balance sheet and separate presentation of net income attributable to noncontrolling interests on the Company’s Consolidated Statements of Operations. In accordance with the adoption of this accounting guidance, the Company has expanded disclosures on noncontrolling interests in its consolidated financial statements where applicable, and the relevant presentation and disclosures have been applied retrospectively for all periods presented. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

Fair Value Measures

In September 2006 the Financial Accounting Standards Board (“FASB”) issued an accounting standard related to fair value measurements of financial and non-financial assets and liabilities. The provisions of the standard applicable to financial assets and liabilities were effective and adopted by the Company on October 1, 2008. In February 2008, the FASB delayed the effective date of the provisions of this standard as they pertain to fair value measurements and disclosures of non-financial assets and liabilities, except for those assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On October 1, 2009 the provisions of this standard became effective for the Company’s non-financial assets and liabilities. The adoption of this accounting guidance did not have a material impact on the Company’s financial position or results of operations.

Recent Accounting Guidance Not Yet Effective

In December 2009, the FASB issued revised guidance for the accounting of variable interest entities. The revised guidance replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. The accounting guidance also requires an entity to perform an ongoing analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. This accounting guidance is effective for the Company beginning in fiscal 2011 and is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2009, the FASB issued revised guidance for the accounting of transfers of financial assets. This guidance eliminates the concept of a qualifying special-purpose entity; removes the scope exception for qualifying special-purpose entities when applying the accounting guidance related to the consolidation of

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

variable interest entities; changes the requirements for derecognizing financial assets; and requires enhanced disclosure. This accounting guidance is effective for the Company beginning in fiscal 2011. Early adoption is prohibited. The adoption of this accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued revised accounting guidance for own-share lending arrangements. This accounting guidance amends accounting for share-lending arrangements entered into by an entity with an underwriter in contemplation of convertible debt issuance or other financing by an entity. This accounting guidance is effective for the Company beginning in fiscal 2011 and is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued revised accounting guidance for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and nonsoftware components that function together to deliver the tangible products’ essential functionality are no longer within the scope of the software revenue guidance. This guidance articulates how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. This accounting guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted provided that the guidance is retroactively applied to the beginning of the year of adoption. This accounting guidance is effective for the Company beginning in fiscal 2011. The Company is currently evaluating the impact that adoption of this accounting guidance may have on its consolidated financial statements.

In October 2009, the FASB issued revised accounting guidance on multiple—deliverable revenue arrangements. This accounting guidance revised criteria for separating consideration in multiple-deliverable arrangements by establishing a selling price hierarchy for determining selling prices of deliverables. It also replaces fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market participant and significantly expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements. This accounting guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted provided that the guidance in this update is retroactively applied to the beginning of the year of adoption. This accounting guidance is effective for the Company beginning in fiscal 2011. The Company is currently evaluating the impact that adoption of this accounting guidance may have on its consolidated financial statements.

3. Acquisition of Enterprise Solutions Business of Nortel Networks Corporation

On September 16, 2009, the Company emerged as the winning bidder in bankruptcy court proceedings to acquire the enterprise solutions business (“NES”) of Nortel Networks Corporation for $900 million in cash consideration subject to certain purchase price adjustments as set forth in the acquisition agreements (the “Acquisition”). On December 18, 2009 (the “acquisition date”), Avaya acquired certain assets and assumed certain liabilities of NES, including all the shares of Nortel Government Solutions Incorporated for $943 million in cash consideration, which included $43 million of working capital adjustments primarily related to the cash and securities owned by Nortel Government Solutions Incorporated. The terms of the Acquisition do not include any significant contingent consideration arrangements. During the three months ended December 31, 2009 acquisition costs were $17 million and were expensed as incurred. During the year ended September 30, 2009, the Company expensed an additional $29 million of Acquisition costs incurred through that time. The acquisition of NES expands Avaya’s global customer base, enhances its technology portfolio, broadens its indirect sales channel, and provides greater ability to compete globally.

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The purchase price of NES and the payment of related fees and expenses (including integration expenses that are anticipated to be incurred) were funded with (i) cash proceeds of $783 million received by Avaya from its issuance of $1,000 million in aggregate principal amount of term loans and detachable warrants to purchase up to 61.5 million shares of common stock in Parent (see Note 7, “Financing Arrangements”), (ii) a capital contribution to Avaya from Parent in the amount of $125 million from the Parent’s issuance of Series A preferred stock and warrants to purchase common stock of Parent, and (iii) approximately $112 million of Avaya’s existing cash.

In connection with the $125 million capital contribution received from Parent, funds affiliated with Silver Lake and TPG invested an aggregate of $78 million to fund the capital contribution from Parent to Avaya, with each sponsor-affiliated group of investors investing $39 million of such amount. In consideration for such investment, the Silver Lake and TPG funds received an aggregate of 77,728 shares of Series A preferred stock of Parent and warrants to purchase 23,916,384 shares of Parent common stock at an exercise price of $3.25 per share.

The acquisition of NES has been accounted for under the acquisition method, which requires an allocation of the purchase price of the acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The allocation of the purchase price as reflected within these consolidated financial statements is based on the best information available to management at the time these consolidated financial statements were issued and is provisional pending the completion of the valuation analysis of the NES assets and liabilities and the completion of an independent appraisal of the long-lived assets acquired as of the acquisition date. During the measurement period (which is not to exceed one-year from the acquisition date), the Company will be required to retrospectively adjust the provisional amounts recognized to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Further, during the measurement period, the Company is also required to recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date.

A preliminary allocation of the purchase price to the assets acquired and the liabilities assumed in the acquisition based on their estimated fair values is set forth below. As additional information becomes available, differences between the allocation of the purchase price as set forth below and the allocation of the purchase price when finalized, particularly as it pertains to intangible assets, property, plant and equipment, deferred income taxes and goodwill, may be identified and those differences may be material.

In millions
Cash and cash equivalents	$38
Accounts receivable	57
Inventory	105
Property, plant and equipment	127
Intangible assets	504
Accounts payable	(17)
Payroll and benefit obligations	(121)
Deferred revenue	(85)
Business restructuring reserve	(5)
Other assets and liabilities	(52)

Net assets acquired	551
Goodwill	392

Purchase price	$943

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Intangible assets include technologies of $239 million and customer relationships of $265 million, respectively. No in-process research and development was acquired in the Acquisition.

The excess of the purchase price over the net tangible and intangible assets acquired resulted in goodwill of $392 million and is largely attributable to the acquired workforce and the synergies and economies of scale from combining the operations and technologies of Avaya and NES, particularly as it pertains to research and development and marketing efforts.

In connection with the acquisition of NES, management has identified certain technologies that were acquired, that, based on their functionality, overlapped the Company’s pre-existing technologies. In order to take advantage of synergies and reduce expenditures on research and development and marketing, management identified certain pre-existing technologies associated with the Company’s Global Communications Solutions segment which it will no longer aggressively develop and market and will eventually phase out. The net book value of these technologies was $16 million and, based on management’s plans, these technologies have a minimal estimated net realizable value. The Company has recorded an impairment charge of $16 million in the three months ended December 31, 2009 to reflect these technologies at their net realizable values. Because management continues to evaluate its new technology portfolio and related marketing plans, impairments to other technologies may be identified in future periods.

The unaudited Consolidated Financial Statements includes the operating results of NES as of, December 19, 2009. Included in the Company’s Consolidated Statements of Operations for the three months ended December 31, 2009 are NES revenues of $43 million and NES operating loss of $4 million.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents certain information of the combined results of operations of the Company as though the Acquisition and related financing had been consummated as of the beginning of the periods presented. The unaudited pro forma financial information reflects certain adjustments associated with the Acquisition and related financing, including increases in amortization and depreciation expenses related to intangible assets and property, plant and equipment acquired, additional interest expense associated with the financing relating to the Acquisition and incremental employee compensation costs. No adjustments to the unaudited pro forma financial information have been made related to conforming Avaya and NES accounting policies. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have been realized if the Acquisition and related financing were completed on October 1, 2009 and October 1, 2008, nor is it indicative of future operating results. The pro forma adjustments are based upon the best information available at the time these financial statements were issued and certain assumptions that management believes to be reasonable. As the Acquisition has only recently been completed, certain assumptions and estimates used in the unaudited pro forma financial information are provisional pending the completion of the valuation analysis of the NES assets and liabilities. Changes to the purchase price allocation may result in differences in the estimates used for the unaudited pro forma financial information, and those differences may be material.

The unaudited pro forma financial information for the three months ended December 31, 2009 combines the historical results of Avaya for the three months ended December 31, 2009 and the historical results of NES for the period October 1 to December 18, 2009, and the effects of the pro forma adjustments listed above. The unaudited pro forma financial information for the three months ended December 31, 2008 combined the historical results of Avaya and NES for the three months ended December 31, 2008, and the effects of the pro forma adjustments listed above.

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The unaudited pro forma financial information for the three months ended December 31, 2009 and 2008 was as follows:

	Three months ended December 31,
In millions	2009	2008
Revenue	$1,476	$1,766
Net loss	$(263)	$(278)

4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended December 31, 2009 by operating segment are as follows:

In millions	Global Communications Solutions	Avaya Global Services	Total
September 30, 2009	$1,218	$2,477	$3,695
Acquisition of NES	322	70	392

December 31, 2009	$1,540	$2,547	$4,087

Balance as of December 31, 2009:
Goodwill	$2,674	$2,547	$5,221
Accumulated Impairment	(1,134)	—	(1,134)

	$1,540	$2,547	$4,087

Goodwill is not amortized but is subject to periodic testing for impairment in accordance with GAAP at the reporting unit level which is one level below the Company’s operating segments. The test for impairment is conducted annually each September 30th or when events occur or circumstances change indicating that the fair value of a reporting unit may be below its carrying amount.

Intangible assets include technology, customer relationships, trademarks and trade-names and other intangibles. Intangible assets with finite lives are amortized using straight-line and accelerated amortization methods in a manner which reflects the pattern in which the economic benefits of the tangible assets are consumed over the estimated economic lives of the assets.

The Company’s intangible assets consist of:

	December 31, 2009				September 30, 2009
In millions	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net
Existing technology, patents and licenses	$1,422	$546	$—	$876	$1,183	$486	$—	$697
Customer relationships and other intangibles	2,235	436	—	1,799	1,970	386	—	1,584
Trademarks and trade names	545	—	190	355	545	—	190	355

Total intangible assets	$4,202	$982	$190	$3,030	$3,698	$872	$190	$2,636

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Intangible assets determined to have indefinite useful lives are not amortized but are tested for impairment annually, or more frequently if events or changes in circumstances indicate the asset may be impaired.

Future expected amortization expense of intangible assets for the years ending September 30 is as follows:

In millions	Estimated future amortization expense
Remainder of fiscal 2010	$357
2011	460
2012	406
2013	281
2014	271
2015 and thereafter	900

Total	$2,675

5. Supplementary Financial Information

Consolidated Statements of Operations Information

	Three months ended December 31,
In millions	2009	2008
OTHER INCOME, NET
Interest income	$2	$3
Gain on foreign currency transactions	1	9
Other, net	1	(2)

Total other income, net	$4	$10

COMPREHENSIVE LOSS
Net loss	$(136)	$(90)
Other comprehensive income:
Pension, postretirement and postemployment benefit-related items	7	(2)
Cumulative translation adjustment	24	(54)
Unrealized gain (loss) on term loan interest rate swap	21	(97)
FAS 115 warrant revaluation	—	(3)

Total comprehensive loss	$(84)	$(246)

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Consolidated Balance Sheet Information

In millions	December 31, 2009	September 30, 2009
PROPERTY, PLANT AND EQUIPMENT, NET
Land and improvements	$37	$35
Buildings and improvements	288	247
Machinery and equipment	262	183
Rental equipment	158	143
Assets under construction	2	4
Internal use software	113	108

Total property, plant and equipment	860	720
Less: Accumulated depreciation and amortization	(336)	(301)

Property, plant and equipment, net	$524	$419

6. Business Restructuring Reserves and Programs

Fiscal 2010 Restructuring Program

During the first quarter of fiscal 2010, in response to the global economic climate and in anticipation of the acquisition of NES, the Company began implementing initiatives designed to streamline the operations of the Company, generate cost savings, and eliminate overlapping processes and expenses associated with the acquisition of NES. This plan includes exiting facilities and involuntarily terminating or relocating employees. Restructuring charges recorded during the three months ended December 31, 2009 were $15 million and include employee separation costs associated with involuntary employee severance actions in Germany, and to a lesser extent EMEA and U.S. regions. The headcount reductions and related payments identified in this action are expected to be completed in fiscal 2011. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities are expected to continue through fiscal 2017. As the Company continues to evaluate the NES acquisition and identify synergies, additional restructuring opportunities may be identified.

The following table summarizes the components of the fiscal 2010 restructuring program during the three months ended December 31, 2009:

In millions	Employee Separation Costs	Lease Obligations	Total
2010 restructuring charges	$7	$8	$15
Reserves acquired with NES	—	5	5
Cash payments	(1)	(1)	(2)

Balance as of December 31, 2009	$6	$12	$18

Fiscal 2009 Restructuring Program

During fiscal 2009, as a response to the global economic downturn, the Company began implementing initiatives designed to streamline the operations of the Company and generate cost savings, which include exiting facilities and involuntarily terminating or relocating employees. Restructuring charges recorded during fiscal 2009 associated with these initiatives were $160 million and include employee separation costs primarily associated

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

with involuntary employee severance actions in Germany, as well as in the EMEA and U.S. regions. The headcount reductions and related payments identified in this action are expected to be completed in fiscal 2011. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities are expected to continue through fiscal 2020.

The following table summarizes the components of the fiscal 2009 restructuring program during the three months ended December 31, 2009:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of September 30, 2009	$112	$8	$120
Cash payments	(17)	(1)	(18)
Impact of foreign currency fluctuations	(2)	—	(2)

Balance as of December 31, 2009	$93	$7	$100

Fiscal 2008 Restructuring Reserve

In connection with the Merger, Avaya’s management and board of directors developed various plans and initiatives designed to streamline the operations of the Company and generate cost savings, which include exiting facilities and involuntarily terminating or relocating employees. As a result, the Company recorded approximately $251 million of liabilities associated with involuntary employee severance actions, including garden leave, and approximately $79 million established for future lease payments on properties expected to be closed or consolidated as part of these initiatives. These amounts include the remaining payments associated with the restructuring reserves of periods prior to the Merger. The headcount reductions associated with this restructuring program were substantially completed in 2009 and the related payments are expected to be completed in fiscal 2011. Cash payments associated with the lease obligations, net of sub-lease income, are expected to continue through 2020.

The following table summarizes the components of this reserve during the three months ended December 31, 2009:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of September 30, 2009	$45	$49	$94
Cash payments	(9)	(2)	(11)
Impact of foreign currency fluctuations	(1)	—	(1)

Balance as of December 31, 2009	$35	$47	$82

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

7. Financing Arrangements

In connection with the Merger on October 26, 2007, the Company entered into the following borrowing arrangements with several financial institutions, which arrangements were amended December 18, 2009 in connection with the NES acquisition. Long-term debt under these borrowing arrangements consists of the following:

In millions	December 31, 2009	September 30, 2009
Senior secured term B-1 loans	$3,690	$3,700
Senior secured incremental term B-2 loans	707	—
9.75% senior unsecured cash pay notes due 2015	700	700
10.125%/10.875% senior unsecured PIK toggle notes due 2015	791	750

	5,888	5,150
Debt maturing within one year	48	38

Long-term debt	$5,840	$5,112

Senior Secured Credit Facility

The senior secured credit facility consists of (a) a senior secured multi-currency revolver allowing for borrowings of up to $200 million, (b) a $3,800 million senior secured term loan (the “term B-1 loans”), which was drawn in full on the closing date of the Merger, and (c) a $1,000 million incremental senior secured term loan (the “incremental term B-2 loans”), which was drawn in full at an original issue discount of 20.0% on December 18, 2009. The senior secured multi-currency revolver includes borrowing capacity available for letters of credit and for short-term borrowings, referred to as swingline loans, and is available in Euros in addition to dollars. As of December 31, 2009 there were no amounts outstanding under the senior secured multi-currency revolver.

In connection with the financing of the Acquisition, the Company received $800 million in exchange for incremental term B-2 loans payable with a face value of $1,000 million and detachable warrants to purchase 61.5 million shares of the Parent’s common stock. The incremental term B-2 loans bear interest at a rate equal to, at Avaya’s option, either (1) a LIBOR rate (subject to a floor of 3.0%) plus a margin of 7.5%, or (2) a base rate (subject to a floor of 4.0%) plus a margin of 6.5%. Except with respect to interest rates, the new term loans have substantially the same terms as the existing term B-1 loans, including the maturity dates, security interests, amortization, covenants and events of default. The terms of the incremental term B-2 loans were negotiated and agreed during the spring of 2009, and based on the agreed terms in relation to the market conditions existing at the time, the discount from the face amount of the loans was determined. In addition to receiving payments of principal and interest, upon funding of their loans at the closing of the acquisition, Avaya’s financing sources that committed to provide the new term loans in July 2009 in connection with Avaya’s proposal to purchase NES received an aggregate commitment fee of $16 million. Proceeds from the issuance of the incremental term B-2 loans and associated warrants, net of commitment fees and reimbursement of the creditors’ costs of $1 million, was $783 million.

In accordance with GAAP, the Company allocated the net proceeds received at closing between debt and warrants based on their relative fair values. The estimated fair value of the incremental term B-2 loans on December 18, 2009 was $1,096 million and was estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (e.g. a Level 2 Input). The warrants have a term of 10 years, have an exercise price of $3.25 per share and an aggregate estimated fair value of $114 million. The fair value of each warrant was determined utilizing the Cox-Ross-

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Rubinstein (“CRR”) binomial option under the following assumptions: estimated fair value of underlying stock of $3.00; expected term to exercise of 10 years; expected volatility of 48.8%; risk-free interest rate of 3.6%; and no dividend yield. The Company allocated the net cash proceeds of $783 million received to the incremental term B-2 loans and the warrants based on their relative fair values, or $709 million and $74 million, respectively. The difference between the carrying value of the incremental term B-2 loans as calculated and the $1,000 million face value of the incremental term B-2 loans will be accreted over the term of the debt as interest expense using the effective interest rate method. At December 31, 2009, the incremental term B-2 loans had a carrying value of $707 million which included $1 million of accreted interest expense for the period December 18, 2009 through December 31, 2009.

Funds affiliated with Silver Lake and TPG provided an aggregate of $443 million of cash proceeds from the issuance of the incremental term B-2 loans, with each sponsor-affiliated lending group providing approximately $222 million of such cash proceeds. In connection with their financing commitment, the Silver Lake and TPG funds received an aggregate of $14 million of commitment fees. Based upon funding of their loans at the closing of the acquisition, the Silver Lake and TPG funds received warrants to purchase an aggregate of 34,069,554 shares of the common stock of Parent at an exercise price equal to $3.25 per share.

The Company is required to make scheduled quarterly principal payments under the term B-1 loans and the incremental term B-2 loans equal to 0.25%, or $12 million, of the original face value of the loans, with the final maturity of October 26, 2014.

In connection with the incremental term B-2 loans, the Company capitalized financing costs of $5 million during fiscal 2010 consisting of legal and advisory fees. The Company is amortizing these costs over the term of the incremental term B-2 loans using the effective interest rate method.

Senior Unsecured Notes

The Company issued $700 million of unsecured cash-pay notes and $750 million of unsecured paid-in-kind (“PIK”) toggle notes. The interest rate for the cash-pay notes is fixed at 9.75% and the interest rates for the cash interest and PIK interest portions of the PIK-toggle notes are fixed at 10.125% and 10.875%, respectively. The Company may prepay the senior unsecured notes commencing November 1, 2011 at 104.875% of the cash pay note and at 105.0625% of PIK toggle note principal amount, which decreases to 102.4375% and 102.5313%, respectively, on November 1, 2012 and to 100% of each on or after November 1, 2013. In addition, the Company may redeem up to 35% of the original aggregate principal balance of the senior unsecured notes, at any time prior to November 1, 2010, with the net proceeds of certain equity offerings at 109.75% of the cash pay notes redeemed and at 110.125% of the PIK toggle note principal amount redeemed.

In accordance with the credit agreements, the Company was required to file a registration statement with the SEC to provide for the exchange of the senior unsecured notes for publicly registered securities having similar terms to the senior unsecured notes. The credit agreement provided that the Company use reasonable efforts to have such registration statement effective and the exchange offer completed prior to October 24, 2009 (the “Effectiveness Date”). Since the exchange offer was not completed by that date, the Company was required to pay additional interest on the senior unsecured notes at the rate of $0.05 per week per $1,000 principal amount for the first 90-day period immediately following the Effectiveness Date, and such rate was due to increase by an additional $0.05 per week per $1,000 principal amount with respect to each subsequent 90-day period until the exchange offer is completed, up to a maximum additional interest rate of $0.10 per week per $1,000 principal amount. As discussed in Note 1, Avaya’s initial registration statement was declared effective January 14, 2010 and the Company subsequently completed the exchange offer on February 12, 2010. The additional interest expense associated with this debt of $1 million was expensed through September 30, 2009 when such additional interest became probable in accordance with GAAP.

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

For the periods May 1, 2009 through October 31, 2009 and November 1, 2009 through April 30, 2010, the Company has elected to pay interest in kind on its senior PIK toggle notes. PIK interest of $41 million was added, and PIK interest of $43 million will be added, for these periods, respectively, to the principal amount of the senior unsecured notes effective November 1, 2009 and May 1, 2010, respectively, and will be payable when the senior unsecured notes become due. At December 31, 2009, the principal amount due under the PIK toggle notes includes $41 million of PIK interest.

Senior Secured Asset-Based Credit Facility

The Company’s senior secured multi-currency asset-based revolving credit facility allows for borrowings of up to $335 million, subject to availability under a borrowing base, of which $150 million may be in the form of letters of credit. The borrowing base at any time equals the sum of 85% of eligible accounts receivable plus 85% of the net orderly liquidation value of eligible inventory, subject to certain reserves and other adjustments. The Company and its U.S. subsidiaries are borrowers under this facility, and borrowings are guaranteed by Parent, the Company and the Company’s U.S. subsidiaries. The facility is secured by substantially all assets of Parent, the Company and the subsidiary guarantors. The senior secured multi-currency asset based revolving credit facility also provides the Company with the right to request up to $100 million of additional commitments under this facility. The principal amount outstanding under this facility is payable in full on October 26, 2013. At December 31, 2009 and September 30, 2009, there were no borrowings under this facility. At December 31, 2009 and September 30, 2009 there were $46 million and $47 million of letters of credit issued in the ordinary course of business under the senior secured multi-currency revolver resulting in remaining availability of $166 million and $200 million, respectively.

As of December 31, 2009, the Company was not in default under any of its borrowing arrangements.

8. Derivatives and Other Financial Instruments

Interest Rate Swaps

The Company uses interest rate swaps to manage the amount of its floating rate debt in order to reduce its exposure to variable rate interest payments associated with the senior secured credit facility. The interest rate swaps are designated as cash flow hedges. The fair value of the interest rate swaps are reflected as an asset or liability in the Consolidated Balance Sheets reported as a component of other comprehensive loss and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instrument representing hedge ineffectiveness are recognized in current earnings. The fair value of the interest rate swaps are estimated as the net present value of their projected cash flows at the balance sheet date.

The details of these swaps are as follows:

In millions	Effective Date	Maturity Date	Notional Amount	Floating Rate Received by Avaya	Fixed Rate Paid by Avaya
3-year swap	November 26, 2007	November 26, 2010	1,000	3-month LIBOR	4.379%
4-year swap	November 26, 2007	November 26, 2011	200	3-month LIBOR	4.485%
5-year swap	November 26, 2007	November 26, 2012	300	3-month LIBOR	4.591%

Notional amount—2007 swaps			1,500
2.5-year swap	May 27, 2008	November 26, 2010	250	3-month LIBOR	2.984%

Notional amount—2008 swaps			250

Notional amount—Total			$1,750

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table summarizes the gains and losses of the interest rate contracts qualifying and designated as cash flow hedging instruments:

	Three months ended December 31,
In millions	2009	2008
(Gain) loss on interest rate swaps:
Recognized in other comprehensive income	$(21)	$97

Reclassified from accumulated other comprehensive income into interest expense	$24	$11

Recognized in operations (ineffective portion)	$—	$—

The Company expects to reclassify approximately $63 million from accumulated other comprehensive income into earnings in the next twelve months related to the Company’s interest rate swaps based on the projected borrowing rates at December 31, 2009.

Foreign Currency Forward Contracts

The Company utilizes foreign currency forward contracts primarily to manage short-term exchange rate exposures on certain receivables, payables and intercompany loans residing on foreign subsidiaries’ books, which are denominated in currencies other than the subsidiary’s functional currency. When those items are revalued into the subsidiaries’ functional currencies at the month-end exchange rates, the fluctuations in the exchange rates are recognized in the Consolidated Statements of Operations as the other income (expense), net. Changes in the fair value of the Company’s foreign currency forward contracts used to offset these exposed items are also recognized in the Consolidated Statements of Operations as other income, net in the period in which the exchange rates change.

The gains and (losses) of the foreign currency forward contracts included in other income, net were $8 million and $(29) million for the three months ended December 31, 2009 and December 31, 2008, respectively.

The following table summarizes the estimated fair value of derivatives:

In millions	December 31, 2009			September 30, 2009
Balance Sheet Location	Total	Foreign Currency Forward Contracts	Interest Rate Swaps	Total	Foreign Currency Forward Contracts	Interest Rate Swaps
Other current assets	$6	$6	$—	$3	$3	$—
Other current liabilities	(66)	(3)	(63)	(79)	(6)	(73)
Other non-current liabilities	(15)	—	(15)	(26)	—	(26)

Net (Liability) Asset	$(75)	$3	$(78)	$(102)	$(3)	$(99)

9. Fair value measures

Pursuant to the accounting guidance for fair value measurements and its subsequent updates, fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Fair Value Hierarchy

The accounting guidance for fair value measurement also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The inputs are prioritized into three levels that may be used to measure fair value:

Level 1: Inputs that reflect quoted prices for identical assets or liabilities in active markets that are observable.

Level 2: Inputs that reflect quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3: Inputs that are unobservable to the extent that observable inputs are not available for the asset or liability at the measurement date.

Asset and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and September 30, 2009 were as follows:

	December 31, 2009
	Fair Value Measurements Using
In millions	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Current Assets:
Foreign currency forward contracts	$6	$6	$—	$—
Auction rate securities (including Put Option)	18	—	—	18

	$24	$6	$—	$18

Other Non-Current Assets:
Investments	$9	$9	$—	$—

Other Current Liabilities:
Foreign currency forward contracts	$3	$3	$—	$—
Interest rate swaps	63	—	63	—

	$66	$3	$63	$—

Other Non-Current Liabilities:
Interest rate swaps	$15	$—	$15	$—

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	September 30, 2009
	Fair Value Measurements Using
In millions	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Current Assets:
Foreign currency forward contracts	$3	$3	$—	$—

Other Non-Current Assets:
Investments	$9	$9	$—	$—

Other Current Liabilities:
Foreign currency forward contracts	$6	$6	$—	$—
Interest rate swaps	73	—	73	—

	$79	$6	$73	$—

Other Non-Current Liabilities:
Interest rate swaps	$26	$—	$26	$—

Interest Rate Swaps

Interest rate swaps classified as Level 2 liabilities are priced using non-binding market prices that are corroborated by observable market data, or discounted cash flow techniques. These are classified as Level 2 as they are not actively traded and are valued using pricing models that use observable market inputs.

Auction Rate Securities

In the Acquisition, Avaya acquired a subsidiary, now called Avaya Government Solutions Inc. (“Avaya Gov”), that owned auction rate securities with a par value of $18 million, which are classified as available for sale securities at December 31, 2009. These securities are subject to an agreement with an investment firm, which under its terms, (1) gives Avaya Gov the right (“Put Option”) to sell these auction rate securities back to the investment firm at par plus any accrued but unpaid dividends, at its sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gives the investment firm the right to purchase these auction rate securities or sell them on Avaya Gov’s behalf at par plus any accrued but unpaid dividends anytime through July 2, 2012. Avaya measures the Put Option under the fair value option of ASC 825, “Financial Instruments.” There was no material gain or loss associated with the valuation of these securities for the period December 19, 2009 through December 31, 2009. It is anticipated that any future changes in the fair value of the Put Option will be offset by the changes in the fair value of the related auction rate securities with no material net impact to the results of operations. The Put Option will continue to be measured at fair value utilizing Level 3 inputs until the earlier of its maturity or exercise.

The following table presents the changes in the Level 3 fair value category for the three months ended December 31, 2009.

	September 30, 2009	Acquired from NES	Net Realized/ Unrealized Gains (Losses) included in		Purchases, Sales, Issuances and (Settlements)	Transfers in and/or (out) of Level 3	December 31, 2009
(in millions)			Earnings	Other
Assets
Auction rate securities (including Put Option)	$—	$18	$—	$—	$—	$—	$18

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Fair Value of Financial Instruments

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximate carrying values because of the short-term nature of these instruments.

The fair values of the amounts borrowed under the Company’s financing arrangements were estimated using a Level 2 input, discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

The estimated fair values of the amounts borrowed under the Company’s credit agreements at December 31, 2009 and September 30, 2009 are as follows:

	December 31, 2009		September 30, 2009
In millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior secured term B-1 loan	$3,690	$3,295	$3,700	$3,161
Senior secured incremental term B-2 loans	707	1,104	—	—
9.75% senior unsecured cash pay notes due 2015	700	722	700	697
10.125%/10.875% senior unsecured PIK toggle notes due 2015	791	730	750	692

Total	$5,888	$5,851	$5,150	$4,550

10. Income Taxes

The effective tax rate for the three months ended December 31, 2009 and 2008 was 2.2% and 1.1%, respectively, and differs from the U.S. Federal tax rate primarily due to the effect of taxable income in non-U.S. jurisdictions and due to the valuation allowance established against the Company’s U.S. deferred tax assets. Tax expense for the current period is partially offset by a $10 million reduction in the Company’s unrecognized tax benefits plus the reversal of interest in the amount of $5 million.

11. Benefit Obligations

The Company sponsors non-contributory defined benefit pension plans covering a portion of its U.S. employees and retirees, and postretirement benefit plans for U.S. retirees that include healthcare benefits and life insurance coverage. The Company froze benefit accruals and additional participation in the pension and postretirement plan for its U.S. management employees effective December 31, 2003. Effective May 24, 2009, the Company entered into a new three-year collective bargaining agreement (the “Agreement”) with the Communications Workers of America (“CWA”) and the International Brotherhood of Electrical Workers (“IBEW”). The Agreement affects the level of pension and postretirement benefits available to U.S. employees of the Company who are represented by the CWA or IBEW (“represented employees”).

Certain non-U.S. operations have various retirement benefit programs covering substantially all of their employees. Some of these programs are considered to be defined benefit pension plans for accounting purposes.

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The components of the pension and postretirement net periodic benefit cost (credit) for the three months ended December 31, 2009 and 2008 are provided in the table below:

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits - U.S. U.S.
	Three months ended December 31,		Three months ended December 31,		Three months ended December 31,
In millions	2009	2008	2009	2008	2009	2008
Components of Net Periodic Benefit Cost (Credit)
Service cost	$2	$2	$2	$2	$1	$1
Interest cost	40	45	6	5	10	11
Expected return on plan assets	(45)	(50)	—	—	(3)	(3)
Amortization of unrecognized prior service cost	—	—	—	—	1	—
Amortization of previously unrecognized net actuarial loss	8	—	—	—	—	—

Net periodic benefit cost (credit)	$5	$(3)	$8	$7	$9	$9

The Company’s general funding policy with respect to its U.S. qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations. For the three month period ended December 31, 2009, the Company made contributions of $3 million to satisfy minimum statutory funding requirements. Estimated payments to satisfy minimum statutory funding requirements for the remainder of fiscal 2010 are $8 million.

The Company provides certain pension benefits for U.S. employees, which are not pre-funded, and certain pension benefits for non-U.S. employees, the majority of which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed or premiums are paid. For the three month period ended December 31, 2009, the Company made payments for these U.S. and non-U.S. pension benefits totaling $2 million and $4 million, respectively. Estimated payments for these U.S. and non-U.S. pension benefits for the remainder of fiscal 2010 are $5 million and $15 million, respectively.

In compliance with the terms of the 2006 agreement between the Company and the Communications Workers of America, the Company has contributed $12 million to the represented employees’ post-retirement health trust for the three month period ended December 31, 2009, thus fulfilling its contractual obligation under this agreement. In compliance with the terms of the 2009 Agreement between the Company and the Communications Workers of America, the Company expects to make contributions to this trust totaling $38 million for the remainder of fiscal 2010. The Company also provides certain retiree medical benefits for U.S. employees, which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed. For the three month period ended December 31, 2009, the Company made payments totaling $5 million for these retiree medical benefits. Estimated payments for these retiree medical benefits for the remainder of fiscal 2010 are $11 million.

12. Share-based Compensation

The Sierra Holdings Corp. Amended and Restated 2007 Equity Incentive Plan (“2007 Plan”) governs the issuance of equity awards, including restricted stock units (“RSUs”) and stock options, to eligible plan participants. Key employees, directors, and consultants of the Company may be eligible to receive awards under the 2007 Plan. Each stock option, when vested and exercised, and each restricted stock unit, when vested, entitles the holder to receive one share of the Parent’s stock, subject to certain restrictions on their transfer and sale as defined in the 2007 Plan and the related award agreements. As of December 31, 2009, the Parent had authorized the issuance of up to 49,848,157 shares of its stock under the 2007 Plan, in addition to 2,924,125 shares underlying the continuation awards described below. There remained 6,416,963 shares available for grant under the 2007 Plan as of December 31, 2009.

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Option Awards

2010 Awards

In conjunction with the acquisition of NES, the Company granted 5,850,000 time-based and 1,715,000 “multiple-of-money” options to purchase stock of the Parent to certain key employees of Avaya. The Company also granted 1,595,750 time-based and 859,250 multiple-of-money options to certain key employees of NES who became employees of Avaya upon completion of the Acquisition. In addition to these grants which were awarded for retention purposes during the integration of NES, during the three months ended December 31, 2009, the Company granted 1,134,250 time-based and 610,750 multiple of money options in the ordinary course of business. These options have an exercise price of $3.00 per share and expire ten years from the date of grant or upon cessation of employment, in which event there are limited exercise provisions allowed for vested options.

With the exception of the option awards granted in connection with the Acquisition to Avaya employees for retention purposes, time-based options granted during the three months ended December 31, 2009 vest over their performance periods, generally four years, and are payable in shares of the Parent’s stock upon vesting and exercise. Time-based options granted in connection with the Acquisition to Avaya employees for retention purposes, vested 20% on December 18, 2009, the date on which the closing of the Acquisition was completed and will vest 20% annually thereafter for the following four years. Compensation expense equal to the fair value of the option measured on the grant date is recognized utilizing graded attribution over the requisite service period.

Multiple-of-money options vest upon the achievement of defined returns on the Sponsors’ initial investment (a “triggering event”) in the Parent. Because vesting of the multiple-of-money market-based options is outside the control of the Company and the employees, vesting and resulting compensation expense relative to the multiple-of-money options must only be recognized upon the occurrence of a triggering event (e.g., sale or initial public offering of Parent).

The fair value of option awards is determined at the date of grant utilizing the Cox-Ross Rubinstein (“CRR”) binomial option pricing model which is affected by the fair value of the Parent’s stock as well as a number of complex and subjective assumptions. Expected volatility is based primarily on a combination of the Company’s peer group’s historical volatility and estimates of implied volatility of the Company’s peer group. The risk-free interest rate assumption was derived from reference to the U.S. Treasury Spot rates for the expected term of the stock options. The dividend yield assumption is based on the Parent’s intent not to issue a dividend under its dividend policy. The expected holding period assumption was estimated based on the Company’s historical experience.

In November 2009, the Board approved a stock option exchange program through which individuals holding stock options having exercise prices of $5.00 and $3.80 per share could exchange them on a one-option-for-one-option basis, for replacement options with an exercise price of $3.00 per share, the fair value of the underlying shares at the time of exchange, and with new vesting terms. The replacement options issued to participants in the exchange program include time-based and market-based multiple-of-money options. The time-based options vest ratably over four years following the date of exchange. The multiple-of-money options vest upon the achievement of defined returns on the Sponsors’ initial investment in the Parent. The tender offer was closed on November 16, 2009 and 28,595,000 options were tendered for exchange and have an effective exchange date of November 17, 2009. The Company has treated the stock option exchange as a modification of the terms of the options tendered for exchange. For financial reporting purposes, the Company will expense the incremental fair value for all unvested and modified options as these options vest. The incremental fair value of the modification was determined as the difference in the fair value of each option immediately before and after the modification using the CRR binomial model. The unrecognized incremental compensation related to the time-based options as a result of the modification is $3 million and will be recognized over the four-year vesting

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

period which began November 17, 2009. Because vesting of the multiple-of-money market-based options is outside the control of the Company and the employees, vesting and resulting compensation expense relative to the multiple-of-money options must only be recognized upon the occurrence of a triggering event.

For the three months ended December 31, 2009 and 2008, the Company recognized share-based compensation associated with options issued under the 2007 Plan of $6 million and $4 million, respectively, which is included in costs and operating expenses.

Restricted Stock Units

The Company has “RSUs” which represent the right to receive one share of the Parent’s stock when fully vested. The fair value of the RSUs was estimated by the Board of Directors on the respective dates of grant.

2010 Awards

In November 2009, the Company granted to its Chief Financial Officer, Anthony Massetti, in connection with his offer of employment 150,000 RSUs, which vest 50% on the first anniversary of the grant date and 25% on each of the second and third anniversaries of the grant date. In accordance with the terms of these RSU grants, following Mr. Massetti’s termination of employment, Parent has the right to purchase from him shares issued on the vesting of these RSUs at a purchase price per share equal to the greater of the fair market value of a share of Parent common stock or $13.00. Further, (i) if Mr. Massetti’s employment is terminated other than for cause, (ii) if he voluntarily resigns for good reason or (iii) upon his death or disability, Mr. Massetti has the right to require Parent to purchase from him any and all of the shares of common stock subject to his vested RSUs at a purchase price per share equal to the greater of the fair market value of a share of Parent common stock and $13.00. If Mr. Massetti exercises this right, then Parent will have the right to defer the payment to a change in control event, as defined in the 2007 Plan. At December 31, 2009, the estimated fair value of each of Mr. Massetti’s RSUs was $13.00.

In each of the three month periods ended December 31, 2009 and 2008, the Company recognized share-based compensation associated with RSUs granted under the 2007 Plan of less than $1 million.

13. Operating Segments

The Company reports its operations in two segments—Global Communications Solutions (“GCS”) and Avaya Global Services (“AGS”). The GCS segment primarily develops, markets, and sells unified communications and contact center solutions by integrating multiple forms of communications, including telephone, e-mail, instant messaging and video. In addition, the GCS segment includes the data networking business acquired in the Acquisition. The AGS segment develops, markets and sells comprehensive end-to-end global service offerings that allow customers to evaluate, plan, design, implement, support and manage enterprise communications networks.

For internal reporting purposes the Company’s chief operating decision maker makes financial decisions and allocates resources based on segment margin information obtained from the Company’s internal management systems. Management does not include in its segment measures of profitability selling, general, and administrative expenses, research and development expenses, amortization of intangible assets, and certain discrete items, such as charges relating to restructuring actions, impairment charges, and Merger or Acquisition related costs as these costs are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level. The current view of measuring segment profit or loss by the Company’s chief operating decision maker was adopted by the Company during the quarter ended March 31, 2009 upon the appointment of the Company’s new Chief Executive Officer and accordingly, the disclosures for the Company’s operating segments for the three months ended December 31, 2008 have been reclassified to conform to the new measurement.

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Summarized financial information relating to the Company’s reportable segments is shown in the following table:

	Three months ended December 31,
In millions	2009	2008
REVENUE
Global Communications Solutions	$516	$539
Avaya Global Services	546	580
Unallocated Amounts (1)	(2)	(6)

	$1,060	$1,113

GROSS MARGIN
Global Communications Solutions	$299	$304
Avaya Global Services	280	264
Unallocated Amounts (1)	(69)	(67)

	510	501

OPERATING EXPENSES
Selling, general and administrative	366	348
Research and development	81	78
Amortization of intangible assets	50	50
Impairment of indefinite-lived intangible assets	16	2
Restructuring charges, net	15	18
Acquisition-related costs	17	—

	545	496

OPERATING (LOSS) INCOME	(35)	5
INTEREST EXPENSE AND OTHER INCOME, NET	(98)	(94)

LOSS BEFORE INCOME TAXES	$(133)	$(89)

(1)	Unallocated Amounts in Gross Margin include the amortization of technology intangible assets that are not identified with a specific segment. Unallocated Amounts in Revenue and Gross Margin also include the impacts of certain fair value adjustments recorded in purchase accounting in connection with the Merger.

Property, plant and equipment, net by geographic area is as follows:

In millions	December 31, 2009	September 30, 2009
North America:
U.S.	$333	$249
Canada	11	1

Total North America	344	250

Outside North America:
Germany	98	109
EMEA (excluding Germany)	32	22

Total EMEA	130	131
APAC—Asia Pacific	39	28
CALA—Central and Latin America	11	10

Total outside North America	180	169

Total	$524	$419

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

14. Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations and proceedings, including, but not limited to, those identified below, relating to intellectual property, commercial, securities, employment, employee benefits, environmental and regulatory matters.

Other than as described below, the Company believes there is no litigation pending against the Company that could have, individually or in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.

Securities Litigation

In April and May of 2005, purported class action lawsuits were filed in the U.S. District Court for the District of New Jersey against Avaya and certain of its officers, alleging violations of the federal securities laws. The actions purport to be filed on behalf of purchasers of Avaya common stock during the period from October 5, 2004 (the date of the Company’s signing of the agreement to acquire Tenovis Germany GmbH) through April 19, 2005.

The complaints, which are substantially similar to one another, allege, among other things, that the plaintiffs were injured by reason of certain allegedly false and misleading statements made by Avaya relating to the cost of the integration of Tenovis Germany GmbH, which was acquired in December 2004, the disruption caused by changes in the delivery of the Company’s products to the market and reductions in the demand for Avaya products in the U.S., and that based on the foregoing Avaya had no basis to project its stated revenue goals for fiscal 2005. The Company has been served with a number of these complaints. No class has been certified in the actions. The complaints seek compensatory damages plus interest and attorneys’ fees. In August 2005, the court entered an order identifying a lead plaintiff and lead plaintiff’s counsel. A consolidated amended complaint was filed in October 2005. Pursuant to a scheduling order issued by the District Court, defendants filed their motion to dismiss the consolidated complaint in December 2005. In September 2006, the District Court granted defendants’ motion to dismiss the case in its entirety and with prejudice, which was appealed by the plaintiffs. The Third Circuit Court of Appeals issued a decision in April 2009, affirming in part and reversing in part, the District Court’s decision. Although the appeals court’s decision dismissed most of plaintiffs’ claims, a portion of the complaint alleging that one of the defendants in March 2005 made a misleading statement about price competition has been remanded to the District Court for further proceeding. The court thus limited the class period to the time of March 3, 2005 to April 19, 2005. The parties are now engaged in the discovery process related to the remaining allegations. The parties have entered into a memorandum of understanding to resolve this matter. It is anticipated that they will submit to the court a proposed settlement agreement for preliminary approval. If the court grants such approval, the parties will seek final approval of the settlement which will dispose of this case. However, there can be no guarantees that the court will approve the settlement or that another party will not object to the fairness of the settlement, which may impact the terms of the settlement or the decision of the parties to settle the case at all.

Derivative Litigation

In May and July of 2005, three derivative complaints were filed against certain officers and the members of the Board of Directors (“Board”) of the Company. Two complaints, which were subsequently consolidated, were filed in the United States District Court for the District of New Jersey, and one was filed in the Superior Court of New Jersey—Somerset County. The allegations in each of the complaints were substantially similar and include the Company as a nominal defendant. The complaints alleged, among other things, that defendants violated their

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

fiduciary duties by failing to disclose material information and/or by misleading the investing public about the Company’s business, asserting claims substantially similar to those asserted in the actions described above under “Securities Litigation.” The complaints sought contribution from the defendants to the Company for alleged violations of the securities laws, restitution to the Company and disgorgement of profits earned by defendants, and fees and costs. The consolidated matter pending in federal court has been dismissed without prejudice. The state court matter has been dismissed as well.

Government Subpoenas

On May 3, 2005, the Company received a subpoena from the Office of Inspector General, U.S. General Services Administration, relating to a federal investigation of the Company’s billing for telecommunications equipment and maintenance services. The subpoena requests records from the period January 1, 1990 to the date of the subpoena. The Company has cooperated with the government and has produced information in response to the subpoena. The Company believes that it has valid defenses to the government’s claims and that the government’s assumptions underlying its claims of improper billing are inaccurate. Nonetheless, the Company cooperated with the government in an effort to resolve this matter. The Company cannot be assured that it will reach an amicable resolution with the government. Therefore, at this time the Company cannot determine if this matter will have an effect on its business or, if it does, whether its outcome will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Antitrust Litigation

In 2006, the Company instituted an action in the U.S. District Court, District of New Jersey, against defendants Telecom Labs, Inc., TeamTLI.com Corp. and Continuant Technologies, Inc. and subsequently amended its complaint to include certain individual officers of these companies as defendants. Defendants purportedly provide maintenance services to customers who have purchased or leased the Company’s communications equipment. The Company asserts in its amended complaint that, among other things, defendants, or each of them, have engaged in tortious conduct and/or violated federal intellectual property laws by improperly accessing and utilizing the Company’s proprietary software, including passwords, logins and maintenance service permissions, to perform certain maintenance services on the Company’s customers’ equipment. Defendants have filed a counterclaim against the Company, alleging a number of tort claims and alleging that the Company has violated the Sherman Act’s prohibitions against anticompetitive conduct through the manner in which the Company sells its products and services. The Company filed a motion to dismiss the federal anticompetitive claims, which the court granted in part and denied in part. Defendants filed a motion to dismiss the Company’s claims to the extent they assert violations of the federal Digital Millennium Copyright Act. The court denied Defendants’ motion in its entirety. Defendants also filed a motion to amend their complaint, which was denied in part and affirmed in part. The parties have engaged in extensive discovery and motion practice to, among other things, amend pleadings and compel and oppose discovery requests. At this point in the proceeding, discovery on the Company’s claims and the defendants’ surviving counter-claims continues, an outcome cannot be predicted and, as a result, the Company cannot be assured that this case will not have a material adverse effect on the manner in which it does business, its financial position, results of operations or cash flows.

Intellectual Property

In April 2009, Web Telephony LLC filed a complaint for patent infringement against the Company and several other corporations in the Eastern District of Texas. Web Telephony LLC alleges that defendants have infringed its patent with respect to telecommunications using a web browser. It seeks to recover for alleged reasonable royalties, attorneys’ fees and enhanced damages. The Company’s answer to the complaint is due March 2010.

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

This matter is in its very early stages, and at this time the Company cannot determine if this matter will have an effect on its business or, if it does, whether its outcome will have a material adverse effect on its financial position, results of operations or cash flow.

In August 2009, Klausner Technologies, Inc. filed a complaint for patent infringement against the Company and several other corporations in the Eastern District of Texas alleging infringement of its patent with respect to visual voicemail. It seeks to recover for alleged reasonable royalties, attorneys’ fees and enhanced damages. The Company filed an answer to the complaint in October. This matter is in its very early stages, and at this time the Company cannot determine if this matter will have an effect on its business or, if it does, whether its outcome will have a material adverse effect on its financial position, results of operations or cash flow.

In September 2009, Network Gateway Solutions filed a complaint for patent infringement against the Company and several other corporations in the District of Delaware, alleging infringement of its patent with respect to modem technology in media gateways. It seeks to recover for alleged reasonable royalties, attorneys’ fees and enhanced damages. The Company’s answer to the complaint, which has been amended, is due March 2010. This matter is in its very early stages, and at this time the Company cannot determine if this matter will have an effect on Avaya’s business or, if it does, whether its outcome will have a material adverse effect on its financial position, results of operations or cash flow.

Other

In August 2007, CIT Communications Finance Corp. (“CIT”), instituted an arbitration proceeding, alleging that the Company breached a number of agreements dating back to 1998, including agreements wherein CIT Corp. purchased a certain number of customer leases from the Company’s predecessor, Lucent. CIT filed amended claims in August 2007 and then in June 2008. CIT alleges that the Company and Lucent breached provisions in the agreements, including representations, warranties and covenants regarding the nature of the assets CIT purchased. An arbitration hearing is currently scheduled for April 2010. This matter is in the discovery phase of the proceeding, an outcome cannot be predicted and, as a result, the Company cannot be assured that this case will not have a material adverse effect on its financial position, results of operations or cash flows.

In October 2009, a former supplier in France, Combel, made a claim for improper termination of the Company’s relationship under French law. It is seeking damages of at least €10 million and a provisional (interim) indemnity by the Company of €5 million. The Company disputes that Combel is entitled to any such damages and that it has not improperly terminated the relationship. This matter is in the discovery process, so an outcome cannot be predicted and, as a result, the Company cannot be assured that this case will not have a material adverse effect on its financial position, results of operations or cash flows.

Since November 2008, OpenLink Software Inc. (“OpenLink”), a former supplier of software utilized by Avaya in its Call Management System, has alleged that the Company breached the terms of software licenses in an OEM agreement dated June 23, 1997, as amended from time to time. A formal complaint has not been filed. The Company cannot determine if this matter will have an effect on its business or, if it does, whether its outcome will have a material adverse effect on its financial position, results of operations or cash flow.

In October 2002, Nortel Government Solutions Inc., since the Acquisition renamed Avaya Government Solutions Inc., (“Avaya Gov”) was awarded a $17 million fixed price contract by Mecklenberg County, North Carolina (the “County”) to provide an Integrated Criminal Justice Information System. In the summer of 2004, Avaya Gov encountered some unexpected difficulties that delayed system acceptance testing (“SAT”) until November. In early 2005, the County rejected Avaya Gov’s invoice for a milestone payment that was to be paid upon the initiation of SAT. By letter dated February 8, 2006, the County terminated the contract for default. On July 12, 2007, the County

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

filed a complaint against Avaya Gov in North Carolina state court claiming damages of $10 million plus $3 million in additional costs incurred due to delay (testing costs, etc). Their claims included breach of contract, breach of the implied duty of good faith and fair dealing, fraud, unfair and deceptive trade practices and negligent misrepresentation. In August 2007, Avaya Gov removed the case to federal court, filed counterclaims against the County for breach of contract seeking recovery of unpaid amounts due to Avaya Gov and filed a motion to dismiss the County’s complaint. On April 1, 2008, the district court judge granted Avaya Gov’s motion to dismiss with respect to three out of the five causes of action included in the County's complaint. The claims of fraud, unfair and deceptive trade practices and negligent misrepresentation have been dismissed. Only the claims for breach of contract and breach of the implied duty of good faith and fair dealing remain. The case is now in the discovery phase. At this time, the Company cannot be certain that this matter will not have a material adverse effect on its financial position, results of operations or cash flows.

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

In millions
Balance as of September 30, 2009	$21
Reductions for payments and costs to satisfy claims	(7)
Accruals for warranties issued during the period	7
Reserves acquired with NES	39

Balance as of December 31, 2009	$60

The Company provides indemnifications of varying scope to certain customers against claims of intellectual property infringement made by third parties arising from the use of Avaya’s products. To date, the Company has not incurred any losses as a result of such obligations and it has not accrued any liabilities related to such indemnifications.

Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements

Letters of Credit

The Company has uncommitted credit facilities that vary in term totaling $55 million as of December 31, 2009 for the purpose of obtaining third party financial guarantees such as letters of credit which ensure the Company’s performance or payment to third parties. As of December 31, 2009, the Company had outstanding an aggregate of $101 million in irrevocable letters of credit under the committed and uncommitted credit facilities (including $46 million under its $535 million committed credit facilities).

Surety Bonds

The Company arranges for the issuance of various types of surety bonds, such as license, permit, bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. These bonds vary in duration although most are

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

issued and outstanding from six months to three years. These bonds are backed by $12 million of the Company’s letters of credit. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $36 million as of December 31, 2009.

Purchase Commitments and Termination Fees

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and to help assure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that allow them to produce and procure inventory based upon forecasted requirements provided by the Company. If the Company does not meet these specified purchase commitments, it could be required to purchase the inventory, or in the case of certain agreements, pay an early termination fee. As of December 31, 2009, the maximum potential payment under these commitments was approximately $108 million. Historically, the Company has not been required to pay a charge for not meeting its designated purchase commitments with these suppliers.

The Company’s outsourcing agreement with its most significant contract manufacturer expires in July 2013. After the initial term, the outsourcing agreement is automatically renewed for successive periods of twelve months each, subject to specific termination rights for the Company and the contract manufacturer. All manufacturing of the Company’s products is performed in accordance with either detailed requirements or specifications and product designs furnished by the Company, and is subject to rigorous quality control standards.

Product Financing Arrangements

The Company sells products to various resellers that may obtain financing from certain unaffiliated third-party lending institutions. For the Company’s product financing arrangement with resellers outside the U.S., in the event participating resellers default on their payment obligations to the lending institution, the Company is obligated under certain circumstances to guarantee repayment to the lending institution. The repayment amount fluctuates with the level of product financing activity. The guaranteed repayment amount was approximately $4 million as of December 31, 2009. The Company reviews and sets the maximum credit limit for each reseller participating in this financing arrangement. Historically, there have not been any guarantee repayments by the Company. The Company has estimated the fair value of this guarantee as of December 31, 2009, and has determined that it is not significant. There can be no assurance that the Company will not be obligated to repurchase inventory under this arrangement in the future.

Long-Term Cash Incentive Plan

The Parent has established a long-term incentive cash bonus plan (“LTIP”). Under the LTIP, the Parent will make cash awards available to compensate certain key employees upon the achievement of defined returns on the Sponsors’ initial investment in the Parent (a “triggering event”). The Parent has issued LTIP awards covering a total of $60 million, of which $40 million in awards were outstanding as of December 31, 2009. Compensation expense relative to the LTIP awards will be recognized upon the occurrence of a triggering event (e.g., a sale or initial public offering). As of December 31, 2009, no compensation expense associated with the LTIP has been recognized.

Performance Guarantee

In connection with the sales of certain businesses, the Company has assigned its rights and obligations under several real estate leases to the acquiring companies (the “assignees”). The remaining terms of these leases vary

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

from one year to four years. While the Company is no longer the primary obligor under these leases, the lessor has not completely released the Company from its obligation, and holds it secondarily liable in the event that the assignees default on these leases. The maximum potential future payments the Company could be required to make, if all of the assignees were to default as of December 31, 2009, would be approximately $6 million. The Company has assessed the probability of default by the assignees and has determined it to be remote.

Credit Facility Indemnification

In connection with its obligations under the credit facility described in Note 7, “Financing Arrangements” the Company has agreed to indemnify the third-party lending institutions for costs incurred by the institutions related to changes in tax law or other legal requirements. While there have been no amounts paid to the lenders pursuant to this indemnity in the past, there can be no assurance that the Company will not be obligated to indemnify the lenders under this arrangement in the future.

Transactions with Alcatel-Lucent

Pursuant to the Contribution and Distribution Agreement effective October 1, 2000, Lucent Technologies, Inc. (now Alcatel-Lucent) contributed to the Company substantially all of the assets, liabilities and operations associated with its enterprise networking businesses (“Company’s Businesses”) and distributed the Company’s stock pro-rata to the shareholders of Lucent. The Contribution and Distribution Agreement, among other things, provides that, in general, the Company will indemnify Alcatel-Lucent for all liabilities including certain pre-distribution tax obligations of Alcatel-Lucent relating to the Company’s Businesses and all contingent liabilities primarily relating to the Company’s Businesses or otherwise assigned to the Company. In addition, the Contribution and Distribution Agreement provides that certain contingent liabilities not allocated to one of the parties will be shared by Alcatel-Lucent and the Company in prescribed percentages. The Contribution and Distribution Agreement also provides that each party will share specified portions of contingent liabilities based upon agreed percentages related to the business of the other party that exceed $50 million. The Company is unable to determine the maximum potential amount of other future payments, if any, that it could be required to make under this agreement.

In addition, if the separation of the Company from Alcatel-Lucent fails to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code because of an acquisition of the Company’s stock or assets, or some other actions of the Company, then the Company will be solely liable for any resulting corporate taxes. Alcatel-Lucent received a private letter from the IRS stating that the separation and distribution qualified under Section 355.

The Tax Sharing Agreement governs Alcatel-Lucent’s and the Company’s respective rights, responsibilities and obligations after the distribution with respect to taxes for the periods ending on or before the distribution. Generally, pre-distribution taxes or benefits that are clearly attributable to the business of one party will be borne solely by that party, and other pre-distribution taxes or benefits will be shared by the parties based on a formula set forth in the Tax Sharing Agreement. The Company may be subject to additional taxes or benefits pursuant to the Tax Sharing Agreement related to future settlements of audits by state and local and foreign taxing authorities for the periods prior to the Company’s separation from Alcatel-Lucent.

15. Guarantor—Non Guarantor financial information

The senior secured credit facility and senior unsecured cash pay and PIK toggle notes, are jointly and severally, fully and unconditionally guaranteed by Avaya Inc. and all wholly owned U.S. subsidiaries of the Company (with certain agreed-upon exceptions) (collectively, the “Guarantors”). Each of the Guarantors is 100% owned,

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

directly or indirectly, by Avaya Inc. None of the other subsidiaries of Avaya Inc., either directly or indirectly, guarantee the senior secured credit facility, the senior unsecured cash pay or the PIK toggle notes (“Non-Guarantors”). Avaya Inc. also unconditionally guarantees the senior secured asset-based credit facility, discussed in Note 7, “Financing Arrangements.” In addition, all of Avaya Inc.’s existing wholly owned U.S. subsidiaries (with certain agreed upon exceptions) act as co-borrowers and co-Guarantors under the senior secured asset-based credit facility, and certain domestic wholly-owned subsidiaries will act as co-borrowers under this facility.

The following tables present the financial position, results of operations and cash flows of Avaya Inc. (“Parent”), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations as of December 31, 2009 and September 30, 2009, and for the three months ended December 31, 2009 and 2008 to arrive at the information for Avaya Inc. on a consolidated basis.

Supplemental Condensed Consolidating Schedule of Operations

	Three months ended December 31, 2009
In millions	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$584	$34	$510	$(68)	$1,060

COST	346	16	256	(68)	550

GROSS MARGIN	238	18	254	—	510

OPERATING EXPENSES
Selling, general and administrative	151	10	205	—	366
Research and development	46	3	32	—	81
Amortization of intangible assets	50	—	—	—	50
Impairment of long-lived assets	6	—	10	—	16
Restructuring charges, net	7	—	8	—	15
Acquistion-related costs	17	—	—	—	17

	277	13	255	—	545

OPERATING (LOSS) INCOME	(39)	5	(1)	—	(35)

Interest expense	(98)	(4)	—	—	(102)
Other income, net	2	—	2	—	4

(LOSS) INCOME BEFORE INCOME TAXES	(135)	1	1	—	(133)

Provision for income taxes	3	—	—	—	3
Equity in net income of consolidated subsidiaries	2	—	—	(2)	—

NET (LOSS) INCOME	(136)	1	1	(2)	(136)

Less net income attributable to noncontrolling interests	1	—	—	—	1

NET (LOSS) INCOME ATTRIBUTABLE TO AVAYA INC.	$(137)	$1	$1	$(2)	$(137)

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Supplemental Condensed Consolidating Schedule of Operations

	Three months ended December 31, 2008
In millions	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$629	$26	$524	$(66)	$1,113

COST	358	24	296	(66)	612

GROSS MARGIN	271	2	228	—	501

OPERATING EXPENSES
Selling, general and administrative	142	5	201	—	348
Research and development	45	4	29	—	78
Amortization of intangible assets	50	—	—	—	50
Impairment of long-lived assets	2	—	—	—	2
Restructuring charges, net	12	—	6	—	18

	251	9	236	—	496

OPERATING INCOME (LOSS)	20	(7)	(8)	—	5

Interest expense	(101)	(3)	—	—	(104)
Other income, net	1	2	7	—	10

LOSS BEFORE INCOME TAXES	(80)	(8)	(1)	—	(89)

(Benefit from) provision for income taxes	(2)	—	3	—	1
Equity in net loss of consolidated subsidiaries	(12)	—	—	12	—

NET LOSS	(90)	(8)	(4)	12	(90)

Less net income attributable to noncontrolling interests	—	—	—	—	—

NET LOSS ATTRIBUTABLE TO AVAYA INC.	$(90)	$(8)	$(4)	$12	$(90)

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Supplemental Condensed Consolidating Balance Sheet

	December 31, 2009
In millions	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$416	$41	$212	$—	$669
Accounts receivable, net	416	227	438	(392)	689
Inventory	126	9	113	—	248
Deferred income taxes, net	—	—	7	—	7
Other current assets	1,487	61	269	(1,540)	277

TOTAL CURRENT ASSETS	2,445	338	1,039	(1,932)	1,890

Property, plant and equipment, net	299	34	191	—	524
Deferred income taxes, net	—	—	14	—	14
Intangible assets, net	2,880	39	111	—	3,030
Goodwill	4,086	—	1	—	4,087
Other assets	(780)	—	65	959	244
Investment in consolidated subsidiaries	257	—	—	(257)	—

TOTAL ASSETS	$9,187	$411	$1,421	$(1,230)	$9,789

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current liabilities:
Debt maturing within one year	$239	$327	$1,022	$(1,540)	$48
Accounts payable	389	80	285	(392)	362
Payroll and benefit obligations	146	19	136	—	301
Deferred revenue	464	8	98	—	570
Business restructuring reserve, current portion	22	2	113	—	137
Other current liabilities	294	10	120	—	424

TOTAL CURRENT LIABILITIES	1,554	446	1,774	(1,932)	1,842

Long-term debt	5,840	—	—	—	5,840
Benefit obligations	1,676	—	418	—	2,094
Deferred income taxes, net	130	—	1	—	131
Business restructuring reserve, non-current portion	36	3	24	—	63
Other liabilities	480	23	(153)	(2)	348

TOTAL NON-CURRENT LIABILITIES	8,162	26	290	(2)	8,476

TOTAL DEFICIENCY	(529)	(61)	(643)	704	(529)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$9,187	$411	$1,421	$(1,230)	$9,789

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Supplemental Condensed Consolidating Balance Sheet

	September 30, 2009
In millions	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$376	$2	$189	$—	$567
Accounts receivable, net	429	172	435	(381)	655
Inventory	68	—	58	—	126
Deferred income taxes, net	—	—	7	—	7
Other current assets	1,218	23	239	(1,307)	173

TOTAL CURRENT ASSETS	2,091	197	928	(1,688)	1,528

Property, plant and equipment, net	248	—	171	—	419
Deferred income taxes, net	—	—	13	—	13
Intangible assets, net	2,511	—	125	—	2,636
Goodwill	3,695	—	—	—	3,695
Other assets	(684)	(10)	72	981	359
Investment in consolidated subsidiaries	8	—	—	(8)	—

TOTAL ASSETS	$7,869	$187	$1,309	$(715)	$8,650

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current liabilities:
Debt maturing within one year	$231	$326	$788	$(1,307)	$38
Accounts payable	362	62	277	(380)	321
Payroll and benefit obligations	137	3	125	—	265
Deferred revenue	409	5	52	—	466
Business restructuring reserve, current portion	22	—	126	—	148
Other current liabilities	232	4	98	—	334

TOTAL CURRENT LIABILITIES	1,393	400	1,466	(1,687)	1,572

Long-term debt	5,112	—	—	—	5,112
Benefit obligations	1,634	—	419	—	2,053
Deferred income taxes, net	129	—	5	—	134
Business restructuring reserve, non-current portion	42	—	24	—	66
Other liabilities	210	1	153	—	364

TOTAL NON-CURRENT LIABILITIES	7,127	1	601	—	7,729

TOTAL DEFICIENCY	(651)	(214)	(758)	972	(651)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$7,869	$187	$1,309	$(715)	$8,650

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Supplemental Condensed Consolidating Schedule of Cash Flows

	Three months ended December 31, 2009
In millions	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net (loss) income	$(136)	$1	$1	$(2)	$(136)
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities	168	1	51	1	221
Changes in operating assets and liabilities, net of effects of acquired businesses	(40)	(1)	(8)	1	(48)

NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(8)	1	44	—	37

INVESTING ACTIVITIES:
Capital expenditures	(8)	—	(7)	—	(15)
Capitalized software development costs	(7)	—	(1)	—	(8)
Acquisition of NES, net of cash acquired	(835)	38	(8)	—	(805)
Proceeds from sale of long-lived assets	7	—	—	—	7
Purchase of securities available for sale	—	—	(2)	—	(2)

NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(843)	38	(18)	—	(823)

FINANCING ACTIVITIES:
Net proceeds from incremental B-2 term loans and warrants	783	—	—	—	783
Capital contribution from Parent	125	—	—	—	125
Debt issuance costs	(5)	—	—	—	(5)
Repayment of long-term debt	(12)	—	—	—	(12)

NET CASH PROVIDED BY FINANCING ACTIVITIES	891	—	—	—	891

Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)

NET INCREASE IN CASH AND CASH EQUIVALENTS	40	39	23	—	102
Cash and cash equivalents at beginning of period	376	2	189	—	567

Cash and cash equivalents at end of period	$416	$41	$212	$—	$669

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Supplemental Condensed Consolidating Schedule of Cash Flows

	Three months ended December 31, 2008
In millions	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net loss	$(90)	$(8)	$(4)	$12	$(90)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities	141	(2)	9	—	148
Changes in operating assets and liabilities	(40)	12	(37)	(12)	(77)

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	11	2	(32)	—	(19)

INVESTING ACTIVITIES:
Capital expenditures	(9)	(1)	(9)	—	(19)
Capitalized software development costs	(12)	(2)	—	—	(14)
Liquidation of securities available for sale	41	—	—	—	41

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	20	(3)	(9)	—	8

FINANCING ACTIVITIES:
Debt issuance costs	(29)	—	—	—	(29)
Repayment of long-term debt	(10)	—	—	—	(10)

NET CASH USED FOR FINANCING ACTIVITIES	(39)	—	—	—	(39)

Effect of exchange rate changes on cash and cash equivalents	—	—	(18)	—	(18)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8)	(1)	(59)	—	(68)
Cash and cash equivalents at beginning of period	382	3	194	—	579

Cash and cash equivalents at end of period	$374	$2	$135	$—	$511

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the terms “we,” “us,” “our,” “the Company,” “Avaya” and similar terms refer to Avaya Inc. and its subsidiaries. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited interim Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. The matters discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Forward Looking Statements” at the end of this discussion.

Our accompanying unaudited interim Consolidated Financial Statements as of December 31, 2009 and for the three months ended December 31, 2009 and 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the rules and regulations of the United States Securities and Exchange Commission, or the SEC, for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2009, which were included in our Registration Statement on Form S-4 filed with the SEC on December 23, 2009. In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated.

Certain prior year amounts have been reclassified to conform to the current interim period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

Overview

Avaya is a global leader in business communications systems. The Company provides world-class unified communications solutions and contact center solutions, and related services directly and through its channel partners to leading businesses and organizations around the world. Enterprises of all sizes depend on Avaya for state-of-the-art communications that help improve efficiency, collaboration, customer service and competitiveness.

Avaya is helping to shape future business communications by integrating voice, video, mobility, conferencing, and collaboration technologies into business applications that provide organizations with the opportunity to be more responsive and successful. Avaya’s open communications products and services help to simplify the complex communications challenges of our customers while enabling them to leverage their existing investments.

Avaya conducts its business operations in two segments: Global Communications Solutions (GCS) and Avaya Global Services (AGS).

Avaya is a wholly-owned subsidiary of Sierra Holdings Corp., a Delaware corporation (“Parent”). Parent was formed by affiliates of two private equity firms, Silver Lake Partners (“Silver Lake”) and TPG (“TPG”) (collectively, the “Sponsors”). Silver Lake and TPG, through Parent, acquired Avaya for a purchase price of $17.50 per share of Avaya common stock, or $8.4 billion in a transaction that was completed on October 26, 2007 (the “Merger”).

Acquisition of Nortel Enterprise Solutions Business of Nortel Networks Corporation

On September 16, 2009, the Company emerged as the winning bidder in bankruptcy court proceedings to acquire the enterprise solutions business (“NES”) of Nortel Networks Corporation for $900 million in cash consideration subject to certain purchase price adjustments as set forth in the acquisition agreements (the “Acquisition”). On

December 18, 2009 (the “acquisition date”), Avaya acquired certain assets and assumed certain liabilities of NES, including all the shares of Nortel Government Solutions Incorporated for $943 million in cash consideration, which included $43 million of working capital adjustments primarily related to cash and securities owned by Nortel Government Solutions Incorporated. The terms of the acquisition do not include any significant contingent consideration arrangements. The acquisition of NES expands Avaya’s technology portfolio, enhances its customer base, broadens its indirect sales channel, and provides greater ability to compete globally. NES provided revenues of $43 million and contributed gross margin of $18 million during the period December 19, 2009 through December 31, 2009. See Note 3, “Acquisition of Enterprise Solutions Business of Nortel Networks Corporation” to our unaudited interim Consolidated Financial Statements for further details.

The purchase price of NES and the payment of related fees and expenses (including integration expenses that are anticipated to be incurred) were funded with (i) cash proceeds of $783 million received by Avaya from its issuance of $1,000 million in aggregate principal amount of term loans and detachable warrants to purchase up to 61.5 million shares of common stock in Parent (see Note 7, “Financing Arrangements” to our unaudited interim Consolidated Financial Statements), (ii) a capital contribution to Avaya from Parent in the amount of $125 million from the Parent’s issuance of Series A preferred stock and warrants to purchase common stock of Parent, and (iii) approximately $112 million of Avaya’s existing cash.

Products and Services

Products: Global Communications Solutions (GCS)

Within GCS, we focus primarily on unified communications, contact center solutions and data networking.

Unified Communications

Avaya’s unified communications solutions help companies increase employee productivity, improve customer service and reduce costs by integrating multiple forms of communications, including telephony, e-mail, instant messaging and video. With Avaya unified communications solutions, customers can communicate effectively regardless of location or device. Avaya’s unified communications products are widely recognized as some of the most reliable, secure and comprehensive offerings in the industry.

Contact Centers

We are a global leader in the contact center market and offer highly reliable, scalable communications solutions that can improve customer service and help companies compete more effectively. Avaya’s contact center solutions include intelligent routing, self-service and proactive contact applications that drive effective communications and transactions with customers. In addition, Avaya’s analytics and reporting platforms, Avaya Call Management System and Avaya IQ, provide companies with detailed customer information that helps to improve profitability and customer retention.

Data Networking

Our data networking business was acquired as part of the Acquisition. These products enable our customers to provide an integrated data network which is scalable across the enterprise. Our ethernet switching and unified branch products are a range of modular and stackable chassis LAN switches and routers that provide secure, remote connectivity and support for branches and individuals. Our wireless networking and access control solutions integrate with current networks to provide secure, cost-effective and highly scalable infrastructures.

Services: Avaya Global Services (AGS)

AGS evaluates, plans, designs, implements, supports, manages and optimizes enterprise communications networks to help customers achieve enhanced business results. The Company’s services portfolio includes product support, consulting and systems integration and managed services that enable customers to manage their converged communications networks worldwide. AGS is supported by patented design and management tools and network operations and technical support centers around the world.

The portfolio of AGS services includes:

•

Global Support Services—Avaya monitors and optimizes customers’ communication network performance by helping to ensure network availability and keeping communication networks current with the latest software releases. In the event of an outage, Avaya’s services team or business partners help customers restore their networks.

•

Avaya Professional Services (APS)—Avaya planning, design and integration specialists and communications consultants provide solutions that help reduce costs and enhance business agility. APS also provides vertical solutions designed to leverage existing Avaya product environments, contact centers and unified communication networks.

•

Avaya Operations Services—Avaya can supplement in-house staff and manage complex multi-vendor, multi-technology networks, optimize network performance, and manage customers’ communications environments and related assets.

Financial Results Summary

Our revenues for the three months ended December 31, 2009 declined 5% as compared to the three months of the corresponding period in the prior year, primarily as a result of the continued downturn in the global economy. We incurred a net loss for the three months ended December 31, 2009 of $136 million as compared to a net loss of $90 million reported for the corresponding period in the prior year.

The decline in our net results reflects, among other things:

•	Acquisition-related costs associated with the acquisition of NES,

•

integration costs which are primarily third-party consulting fees, professional fees, travel and other administrative costs associated with coordinating and consolidating the operations of Avaya and NES,

•	impairment charges associated with certain technologies with overlapping functionality to technologies acquired with NES,

•	incremental selling, general and administrative expenses incurred as a result of the additional headcount and operations of the NES business for the period December 19, 2009 through December 31, 2009,

•	the impact of purchase accounting adjustments on the period from December 19, 2009 through December 31, 2009 as a result of the acquisition of NES, and

•	a decline in other income, net primarily due to lower net foreign currency transaction gains in the current period as compared to the corresponding period last year.

The decline in our results above was partially offset by:

•	increases in revenues and gross margin contributed by the NES business, and

•

an increase in gross margin, gross margin percentage and improvement in selling, general and administrative expense (“SG&A”), net of integration costs, as a result of cost controls and the transition of resources to lower-cost geographies.

Results From Operations

Three Months Ended December 31, 2009 Compared with Three Months Ended December 31, 2008

Revenue

Total revenue was $1,060 million and $1,113 million for the three months ended December 31, 2009 and 2008, respectively. Revenue decreased by $53 million or 5% primarily as a result of weaknesses in the global economy. Revenue for the first quarter of fiscal 2010 included favorable impacts of foreign currency of $37 million and incremental revenue from the NES business of $43 million.

The following table sets forth a comparison of revenue by type:

	Three months ended December 31,
	2009	2008	Mix		Foreign Currency Impact	Volume / Price Change
Dollars in millions			2009	2008
GCS	$516	$539	48%	48%	$21	(44)	-8%
Purchase accounting adjustments	(2)	(6)	0%	0%	—	4	-67%

Total product revenue	514	533	48%	48%	21	(40)	-8%
AGS	546	580	52%	52%	16	(50)	-9%

Total revenue	$1,060	$1,113	100%	100%	$37	$(90)	-8%

GCS revenue for the three months ended December 31, 2009 and 2008 was $516 million and $539 million, respectively, a decrease of $23 million or 4%. When adjusted for the favorable impacts of foreign currency of $21 million and incremental revenue from the NES business of $27 million, the decline in GCS revenues is $71 million or 13%. Revenue declined primarily due to lower sales volume of communications infrastructure, which includes telephony products such as gateways and servers, as well as lower pricing associated with unified communications products.

AGS revenue for the three months ended December 31, 2009 and 2008 was $546 million and $580 million, respectively, a decrease of $34 million or 6%. When adjusted for the favorable impacts of foreign currency of $16 million and incremental revenue from the NES business of $16 million, the decline in AGS revenues is $66 million or 11%. Revenues declined primarily due to customers cancelling or renegotiating maintenance contracts in response to economic conditions, primarily in the U.S. In addition, as product revenues continue to decline, associated revenues for certain product support, implementation and professional services have also declined.

The following table sets forth a comparison of revenue by location:

	Three months ended December 31,
	2009	2008	Mix		Foreign Currency Impact	Volume / Price Change

Dollars in millions			2009	2008
North America:
U.S.	$584	$598	55%	54%	$—	$(14)	-2%
Canada	27	26	3%	2%	3	(2)	-8%

Total North America	611	624	58%	56%	3	(16)	-3%
Outside North America:
Germany	145	154	14%	14%	17	(26)	-17%
EMEA (excluding Germany)	161	179	14%	16%	7	(25)	-14%

Total EMEA	306	333	28%	30%	24	(51)	-15%
APAC—Asia Pacific	92	91	9%	8%	5	(4)	-4%
CALA—Central and Latin America	51	65	5%	6%	5	(19)	-29%

Total outside North America	449	489	42%	44%	34	(74)	-15%

Total revenue	$1,060	$1,113	100%	100%	$37	$(90)	-8%

Revenue in the U.S. for the three months ended December 31, 2009 and 2008 was $584 million and $598 million, respectively, a decrease of $14 million or 2%. The decline was primarily due to customers canceling or renegotiating maintenance contracts, and lower products sales volume and pricing as a result of general weaknesses in the global economy. Revenue in EMEA for the three months ended December 31, 2009 and 2008 was $306 million and $333 million, respectively, a decrease of $27 million or 8%. Excluding the impact of foreign currency, EMEA revenues declined $51 million or 15% as a result of lower product sales and lower pricing due to the effects of the weak economy. CALA was the last of our theatres to be affected by the downturn in the global economy, resulting in a decline in revenues of $19 million or 29%, excluding the impact of foreign currency.

The following table sets forth a comparison of revenue from sales of products by channel:

	Three months ended December 31,
	2009	2008	Mix		Foreign Currency Impact	Volume / Price Change

Dollars in millions			2009	2008
Direct	$194	$266	38%	50%	$13	$(85)	-32%
Indirect	320	267	62%	50%	8	45	17%

Total sales of products	$514	$533	100%	100%	$21	$(40)	-8%

In fiscal 2009, we began to implement our strategic decision to grow revenue through increasing sales of products by the indirect channel, resulting in a change in the mix of product sales such that sales through the indirect channel increased by twelve percentage points in the first three months of fiscal 2010 as compared to the corresponding period last year. We expect this growth of sales of products to the indirect channel to continue for the remainder of fiscal 2010, and the acquisition of NES is expected to accelerate the growth of our indirect channel. Increased volume sold through the indirect channel allows us to reach more end users. Indirect channel sales generally have lower margins than direct channel sales as a result of volume discounts granted to distributors, resellers and other channel partners.

Gross Margin

The following table sets forth a comparison of gross margin by segment:

	Three months ended December 31,
	2009	2008	Percent of Revenue		Foreign Currency Impact	Volume / Price Change
Dollars in millions			2009	2008
GCS margin	$299	$304	57.9%	56.4%	$14	$(19)	-6%
AGS margin	280	264	51.3%	45.5%	2	14	5%
Amortization of technology intangible assets and other impacts of purchase accounting	(69)	(67)	n/a	n/a	—	(2)	3%

Total gross margin	$510	$501	48.1%	45.0%	$16	$(7)	-1%

Gross margin for the three months ended December 31, 2009 and 2008 was $510 million and $501 million, respectively, an increase of $9 million or 2%. Gross margin is affected by favorable impacts of foreign currency of $16 million and incremental margin from the NES business of $18 million.

GCS gross margin for the three months ended December 31, 2009 and 2008 was $299 million and $304 million, respectively, a decrease of $5 million or 2%. When adjusted for the favorable impacts of foreign currency of $14 million and incremental margin provided by the acquired NES business of $17 million, the decline in gross margin is $36 million or 12%. The decrease in gross margin was primarily due to the decline in sales volume and pricing in the U.S. and EMEA. The increase in gross margin rate was due to reductions in costs, which were partially offset by decreases in sales volume that minimized the leverage of our fixed costs.

AGS gross margin for the three months ended December 31, 2009 and 2008 was $280 million and $264 million, respectively, an increase of $16 million or 6%. The increases in gross margin and gross margin rate were due to improved efficiencies and savings achieved as a result of cost savings initiatives.

Total gross margin for the three months ended December 31, 2009 and 2008 included amortization of technology-related intangible assets. For the three months ended December 31, 2009 and 2008, gross margin also included the impact of other purchase accounting adjustments related to the acquisition of NES and the Merger, respectively.

Operating expenses

	Three months ended December 31,
	2009	2008	Percent of Revenue		Foreign Currency Impact	Change (1)

Dollars in millions			2009	2008
Selling, general and administrative	$366	$348	34.5%	31.3%	$16	$2	1%
Research and development	81	78	7.6%	7.0%	3	—	0%
Amortization of intangible assets	50	50	4.7%	4.5%	—	—	0%
Impairment of long-lived assets	16	2	1.5%	0.2%	—	14	700%
Restructuring charges, net	15	18	1.4%	1.6%	1	(4)	-22%
Acquisition-related costs	17	—	1.6%	0.0%	—	17	—

Total operating expenses	$545	$496	51.3%	44.6%	$20	$29	6%

(1)	excludes foreign currency impact

SG&A expenses for the three months ended December 31, 2009 and 2008 were $366 million and $348 million, respectively, an increase of $18 million. When adjusted for the unfavorable foreign currency impact of $16 million, SG&A expenses increased $2 million. During the three months ended December 31, 2009, we continued to benefit from enhanced cost savings initiatives of prior periods, which included exiting facilities and reducing the workforce or relocating positions to lower cost geographies. These improvements in costs were offset by incremental SG&A expenses incurred by the NES business of $16 million for the period December 19, 2009 through December 31, 2009 and integration costs of $17 million for the three months ended December 31, 2009. Integration costs primarily represent third-party consulting fees and other administrative costs associated with consolidating and coordinating the operations of Avaya and NES. These costs were incurred in connection with, among other things, the on-boarding of NES personnel, developing compatible IT systems and internal processes, and developing and implementing a strategic operating plan to help enable a smooth transition with minimal disruption to NES customers. Such costs also include fees paid to Nortel Networks Corporation and its affiliates for logistics and other support functions being performed on a temporary basis under a transition services agreement.

Research and development (“R&D”) expenses for the three months ended December 31, 2009 and 2008 were $81 million and $78 million, respectively, an increase of $3 million. When adjusted for the favorable foreign currency impact of $3 million, R&D expenses were flat. Reductions resulting from continued focus on cost saving initiatives and the re-prioritization of projects were offset by incremental R&D expenses from the acquired NES business.

Amortization of intangible assets for the three months ended December 31, 2009 and 2008 was $50 million.

Our acquisition of NES provided us with access to several proprietary technologies that previously were not available to Avaya. Some of these technologies, based on their functionality, overlap with our pre-existing technologies. In order to realize synergies and reduce our expenditures on research and development and marketing, management believes we should reduce the number of technologies Avaya supports. As a result, we have identified certain technologies associated with our products segment that are redundant to others which

Avaya will no longer aggressively develop and market and will eventually phase-out. As a result, the expected net realizable values of these technologies have been reduced. The net book value of these assets was $16 million and based on management’s plans, have a minimal estimated net realizable value as revised. The Company has recorded an impairment charge of $16 million in the three months ended December 31, 2009 associated with these technologies. Because management continues to evaluate its new technology portfolio and related marketing plans, impairments to other technologies may be identified in future periods.

Restructuring charges, net for the three months ended December 31, 2009 and 2008 were $15 million and $18 million, respectively. In December 2008, we announced that we would be initiating additional restructuring plans during fiscal 2009. These plans include additional headcount reductions, shifting resources to lower-cost geographies and the further consolidation of facilities. As a result of the implementation of the fiscal 2009 restructuring plan for the year ended September 30, 2009, we incurred $160 million of restructuring charges primarily related to the employee separation actions in Europe and the U.S. During the first quarter of fiscal 2010, we continued our focus on controlling costs. In response to the global economic climate and in anticipation of the acquisition of NES, we began implementing additional initiatives designed to streamline our operations, generate cost savings, and eliminate overlapping processes and expenses associated with the NES business. This plan includes exiting facilities and reducing the workforce or relocating positions to lower cost geographies. Restructuring charges recorded during the three months ended December 31, 2009 include employee separation costs primarily associated with involuntary employee severance actions in Germany and, to a lesser extent, in the EMEA and U.S. regions. As we continue to evaluate the NES acquisition and identify additional operational synergies, additional cost savings opportunities may be identified in future periods.

Acquisition-related costs for the three months ended December 31, 2009 were $17 million. Acquisition-related costs include legal and other costs related to the acquisition of NES. No acquisition-related costs were incurred during the three months ended December 31, 2008.

Operating (Loss) Income

Operating loss for the three months ended December 31, 2009 was $35 million compared to operating income of $5 million for the three months ended December 31, 2008, a decrease in operating results of $40 million.

For the period December 19, 2009 through December 31, 2009, results included the unfavorable operating results from the acquisition of NES, which includes the effect of certain acquisition adjustments, such as inventory step-up and the amortization of acquired technology and customer intangibles. In addition, we incurred integration costs (included in SG&A) of $17 million, Acquisition-related costs of $17 million associated with the acquisition of NES and an impairment of $16 million to our long-lived assets, as described above. The total unfavorable impact of the acquisition of the NES business was $54 million during the three months ended December 31, 2009.

Excluding the impact of the acquisition of NES and the unfavorable foreign currency impact, the improvement in our operating results compared to the three months ended December 31, 2008 was $18 million and reflects the benefits of our cost savings initiatives resulting in reductions in R&D and other SG&A expenses. These savings initiatives include reductions in discretionary spending, reductions in headcount, the transition of resources to lower-cost geographies and the consolidation of facilities. The favorability in operating expenses was partially offset by a decrease in gross margin due to lower revenue as a result of general weaknesses in the global economy.

Interest Expense

Interest expense for the three months ended December 31, 2009 and 2008 was $102 million and $104 million, which includes non-cash interest expense of $27 million and $5 million, respectively. Non-cash interest expense of $27 million for the three months ended December 31, 2009 includes; (1) amortization of debt issuance costs,

(2) accretion of debt discount attributable to our incremental term B-2 loans under our senior secured credit facility, and (3) paid-in-kind (“PIK”) interest which we financed through our senior unsecured PIK toggle notes. Non-cash interest expense of $5 million for the three months ended December 31, 2008 represents amortization of debt issuance costs.

Cash interest expense for the three months ended December 31, 2009 decreased as a result of lower interest rates combined with the expiration of certain unfavorable swap contracts associated with our term B-1 loans under our senior secured credit facility issued in connection with the Merger. These decreases in cash interest expense were partially offset by increased interest expense for the three months ended December 31, 2009 associated with our incremental term B-2 loans issued in connection with the NES acquisition.

Other Income, Net

Other income, net for the three months ended December 31, 2009 was $4 million as compared to $10 million for the three months ended December 31, 2008. This difference primarily represents net foreign currency transaction gains of $1 million and $9 million for the three months ended December 31, 2009 and 2008, respectively.

Provision for Income Taxes

The provision for income taxes for the three months ended December 31, 2009 and 2008 was $3 million and $1 million, respectively. The provision for the current period includes the recognition of a previously unrecognized tax benefit of $10 million plus the reversal of interest in the amount of $5 million.

The effective tax rate for the three months ended December 31, 2009 and 2008 was 2.2% and 1.1%, respectively and differs from the U.S. Federal tax rate primarily due to the effect of taxable income in non-U.S. jurisdictions and due to the valuation allowance established against our U.S. deferred tax assets.

Liquidity and Capital Resources

Cash and cash equivalents increased by $102 million to $669 million at December 31, 2009 from $567 million at September 30, 2009. Cash and cash equivalents at September 30, 2009 does not include $100 million that had been placed in an interest bearing escrow account as a good faith deposit in connection with the acquisition of NES and classified as other non-current assets. This deposit was included in the funds used for the Acquisition on December 18, 2009. In addition, $22 million that is securing a standby letter of credit related to a facility lease in Germany and classified as other non-current assets is not included in the cash and cash equivalents balance at December 31, 2009 and September 30, 2009.

Sources and Uses of Cash

A condensed statement of cash flows for the three months ended December 31, 2009 and 2008 follows:

	Three months ended December 31,
In millions	2009	2008
Net cash provided by (used for):
Operating activities	$37	$(19)
Investing activities	(823)	8
Financing activities	891	(39)
Effect of exchange rate changes on cash and cash equivalents	(3)	(18)

Net increase (decrease) in cash and cash equivalents	102	(68)
Cash and cash equivalents at beginning of period	567	579

Cash and cash equivalents at end of period	$669	$511

Operating Activities

Cash provided by operating activities for the three months ended December 31, 2009 was $37 million as compared to net cash used by operating activities of $19 million for the three months ended December 31, 2008. The improvement was primarily due to lower payments associated with our employee incentive programs in the first quarter of 2010 compared to such payments paid in the first quarter of fiscal 2009 and lower interest payments in fiscal 2010 as the Company elected to pay in kind the interest due in November 2009 on its unsecured paid-in-kind toggle notes. The reductions in these payments were partially offset by decreases in cash associated with changes in working capital primarily due to the Company’s operating results which included lower sales levels and lower expenses.

Investing Activities

Cash used for investing activities was $823 million for the three months ended December 31, 2009 as compared to cash provided by investing activities of $8 million for the three months ended December 31, 2008. The primary use of cash in the current period was related to payments in connection with the acquisition of NES of $805 million (net of cash acquired of $38 million and the application of the $100 million good-faith deposit held in escrow). In addition, during that period we used cash for capital expenditures and capitalized software development costs of $15 million and $8 million, respectively. Cash provided by investing activities for the corresponding prior year period included $41 million related to the liquidation of short-term securities managed by The Reserve that were classified as other current assets at the beginning of the period, partially offset by cash used for capital expenditures and capitalized software development costs of $19 million and $14 million, respectively.

Financing Activities

Net cash provided by financing activities was $891 million for the three months ended December 31, 2009, as compared to net cash used for financing activities of $39 million for the three months ended December 31, 2008. Activities for the current period included net proceeds of $783 million from the issuance of incremental term B-2 loans with detachable warrants to purchase 61.5 million shares of Parent’s common stock and a capital contribution to Avaya from Parent in the amount of $125 million. This was partially offset by $12 million in debt payments and debt issuance costs of $5 million. Net cash used for financing activities for the corresponding prior year period included $29 million of cash used for costs incurred in connection with the conversion of the loans under our senior unsecured credit facility into senior unsecured notes and $10 million for debt payments.

Future Cash Requirements and Sources of Liquidity

Our primary future cash requirements will be to fund working capital, debt service, capital expenditures, restructuring payments and benefit obligations. In addition, we may use cash in the future to make strategic acquisitions.

Specifically, we expect our primary cash requirements for the remainder of fiscal 2010 to be as follows:

•

Debt service—We expect to make payments of approximately $289 million during the remainder of fiscal 2010 for principal and interest associated with long-term debt. We do not foresee the need to repatriate earnings of foreign subsidiaries in order to make our scheduled debt payments.

•	Capital expenditures—We expect to spend approximately $112 million for capital expenditures and capitalized software development costs during the remainder of fiscal 2010.

•

Restructuring payments—We expect to make payments of approximately $110 million during the remainder of fiscal 2010 for employee separation costs and lease termination obligations associated with restructuring actions we have taken through December 31, 2009. We expect to make additional cash payments of approximately $75 million during the remainder of fiscal 2010 as a result of restructuring actions based on plans to be further detailed during fiscal 2010.

•

Benefit obligations—For the remainder of fiscal 2010, we estimate we will make payments for certain U.S. and non-U.S. pension benefits that are not pre-funded totaling $5 million, an $8 million contribution to satisfy the minimum statutory pension funding requirements in the U.S. and contributions totaling $15 million for non-U.S. plans. We also estimate that we will make payments totaling $49 million for retiree medical benefits that are not pre-funded during fiscal 2010.

We and our subsidiaries, affiliates and significant shareholders may from time to time seek to retire or purchase our outstanding debt (including publicly issued debt) through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Future Sources of Liquidity

We expect our primary source of cash during the remainder of fiscal 2010 to be positive net cash provided by operating activities. We expect that profitable revenues and continued focus on accounts receivable, inventory management and cost containment will enable us to continue to generate positive net cash from operating activities. Further, we continue to focus on cost reductions and have initiated additional restructuring plans during fiscal 2010 designed to reduce overhead and provide cash savings.

We and a syndicate of lenders are currently party to two revolving credit facilities for up to $535 million of borrowings (see Note 7, “Financing Arrangements” to our unaudited interim Consolidated Financial Statements), each of which matures on October 26, 2013. Our existing cash and cash equivalents and net cash provided by operating activities may be insufficient if we face unanticipated cash needs such as the funding of a future acquisition or other capital investment. Furthermore, if we acquire a business in the future that has existing debt, our debt service requirements may increase.

If we do not generate sufficient cash from operations, face unanticipated cash needs such as the need to fund significant strategic acquisitions or do not otherwise have sufficient cash and cash equivalents, we may need to incur additional debt or issue equity. In order to meet our cash needs we may, from time to time, borrow under our credit facilities or issue long- or short-term debt or equity, if the market and our credit facilities and the indenture governing our senior unsecured notes permit us to do so.

Based on past performance and current expectations, we believe that our existing cash and cash equivalents of $669 million as of December 31, 2009 and our net cash provided by operating activities will be sufficient to meet our future cash requirements described above. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Debt Ratings

As of December 31, 2009, we had a long-term corporate family rating of B3 with a stable outlook from Moody’s and a corporate credit rating of B with a negative outlook from Standard & Poor’s. Our ability to obtain additional external financing and the related cost of borrowing may be affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies.

Credit Facilities

In connection with the Merger on October 26, 2007, we entered into borrowing arrangements with several financial institutions, certain of which arrangements were amended December 18, 2009 in connection with the NES acquisition. Long-term debt under our borrowing arrangements includes a senior secured credit facility consisting of term loans and a revolving credit facility, senior unsecured notes, and a senior secured multi-currency asset based revolving credit facility. See Note 7, “Financing Arrangements” to our unaudited interim Consolidated Financial Statements for further details.

Critical Accounting Policies and Estimates

Management has reassessed the critical accounting policies as disclosed in our Registration Statement on Form S-4 filed with the SEC on December 23, 2009 and determined that there were no significant changes to our critical accounting policies in the three months ended December 31, 2009 except for recently adopted accounting guidance as discussed in Note 2, “Recent Accounting Pronouncements” to our unaudited interim Consolidated Financial Statements. Also, there were no significant changes in our estimates associated with those policies.

New Accounting Pronouncements

See discussion in Note 2, “Recent Accounting Pronouncements” to our unaudited interim Consolidated Financial Statements for further details.

EBITDA and Adjusted EBITDA

We are in compliance with all of the covenants contained in our debt agreements. EBITDA is defined as net income (loss) before income taxes, interest expense, and depreciation and amortization. EBITDA provides us with a measure of operating performance that excludes the results of decisions that are outside the control of operating management which can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. In addition, EBITDA provides more comparability between our historical results and results that reflect purchase accounting and the new capital structure. Accordingly, EBITDA measures our financial performance based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the organization.

Adjusted EBITDA is a non-GAAP measure we define as EBITDA further adjusted to exclude certain non-cash items, non-recurring items and other adjustments permitted in calculating covenant compliance under our debt agreements. We believe that including supplementary information concerning adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our debt agreements.

Under our debt agreements, our ability to draw on our revolving credit facilities or engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to ratios based on adjusted EBITDA.

Adjusted EBITDA has limitations as an analytical tool. Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. While adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we consider not to be indicative of our ongoing operations. In particular, the definition of adjusted EBITDA in our debt agreements allows us to add back certain non-cash or non-recurring charges that are deducted in calculating net income (loss). However, these are expenses that may recur, may vary greatly and are difficult to predict. Further, our debt agreements require that adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.

The unaudited reconciliation of net loss, which is a GAAP measure, to EBITDA and adjusted EBITDA is presented below:

	Three months ended December 31,
(In millions)	2009	2008
Net loss	$(136)	$(90)
Interest expense	102	104
Interest income	(2)	(3)
Income tax expense	3	1
Depreciation and amortization	157	161

EBITDA	124	173
Impact of purchase accounting adjustments (1)	(1)	(2)
Restructuring charges, net	15	18
Sponsors’ fees (2)	2	—
Acquisition-related costs (3)	17	—
Integration-related costs (4)	24	—
Strategic initiative costs (5)	3	5
Non-cash share-based compensation	7	4
Gain on sale of long-lived assets	(1)	—
Impairment of long-lived assets	16	2
Gain on foreign currency transactions	(1)	(9)
Pension/OPEB/FAS 112 costs	7	(1)

Adjusted EBITDA	$212	$190

(1)	For the three months ended December 31, 2009, represents adjustments to eliminate the impact of certain purchase accounting adjustments recorded as a result of the Acquisition and the Merger, including the recognition of the amortization of business partner commissions, which were eliminated in purchase accounting, the recognition of revenue and costs that were deferred in prior periods and eliminated in purchase accounting, and the elimination of the impact of estimated fair value adjustments for certain assets and liabilities, such as inventory. For the three months ended December 31, 2008, represents the recognition of the amortization of business partner commissions which were eliminated in purchase accounting, partially offset by the recognition of revenues and costs that were deferred in prior years and eliminated in purchase accounting as a result of the Merger.
(2)	Sponsors’ fees represent monitoring fees payable to Silver Lake and TPG pursuant to a management services agreement entered into at the time of the Merger.
(3)	Acquisition-related costs include legal and other costs related to the acquisition of NES.
(4)	Integration costs primarily represent third-party consulting fees and other administrative costs associated with consolidating and coordinating the operations of Avaya and NES. These costs were incurred in connection with, among other things, the on-boarding of NES personnel, developing compatible IT systems and internal processes, and developing and implementing a strategic operating plan to help enable a smooth transition with minimal disruption to NES customers. Such costs also include fees paid to Nortel for logistics and other support functions being performed on a temporary basis according to a transition services agreement.
(5)	Strategic initiative costs represent consulting fees in connection with Management’s cost-savings actions, which commenced subsequent to the Merger.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking” statements for purposes of the U.S. federal and state securities laws. These statements may be identified by the use of forward looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report under Item 1A, “Risk Factors,” and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this report, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	our ability to develop and sell advanced communications products and services, including unified communications, data networking solutions and contact center solutions;

•	our ability to develop our indirect sales channel;

•	economic conditions and the willingness of enterprises to make capital investments;

•	the market for advanced communications products and services, including unified communications solutions;

•	our ability to remain competitive in the markets we serve;

•	our ability to manage our supply chain and logistics functions;

•	our substantial leverage and its effect on our ability to raise additional capital and to react to changes in the economy or our industry;

•	the ability to protect our intellectual property and avoid claims of infringement;

•	our ability to effectively integrate NES and other acquired businesses into ours;

•	our ability to maintain adequate security over our information systems;

•	environmental, health and safety laws, regulations, costs and other liabilities;

•	the ability to retain and attract key employees;

•	risks relating to the transaction of business internationally;

•	pension and post-retirement healthcare and life insurance liabilities; and

•	liquidity and our access to capital markets.

We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report may not in fact occur. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risk” in Avaya's Registration Statement on Form S-4 for the fiscal year ended September 30, 2009 filed with the SEC on December 23, 2009. As of December 31, 2009, there has been no material change in this information.

Item 4.	Controls and Procedures.

a)	Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, our management, under the supervision and with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer have concluded (1) that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and (2) that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b)	Changes in Internal Control Over Financial Reporting.

On December 18, 2009, the Company completed the acquisition of the enterprise solutions business of Nortel Networks Corporation (the “NES business”). The Company is in the process of integrating the NES business. The Company relies in part upon services provided by Nortel and its affiliates under a transition services agreement to support many of these integration activities. The Company is analyzing, evaluating and, where possible, implementing changes in controls and procedures relating to the NES business as integration proceeds. As a result, this process may result in additions or changes to our internal control over financial reporting. Otherwise, there were no changes in our internal control over financial reporting during the first quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 14, “Commitments and Contingencies” to the unaudited Consolidated Financial Statements.

Item 1A.	Risk Factors.

You should carefully consider the following risk factors as well as the other information contained in this report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations. Any of the following risks could materially and adversely affect our business, financial condition or results of operations.

Risks Related to Our Indebtedness

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting obligations on our indebtedness.

The significant terms of our financing agreements can be found in Note 7, “Financing Arrangements” to the unaudited Consolidated Financial Statements included elsewhere in this report as well as in the exhibits included in our Registration Statements on Form S-4 as filed with the SEC on December 23, 2009. As of December 31, 2009, our total indebtedness was $5,888 million.

Our high degree of leverage could have important consequences, including:

•	making it more difficult for us to make payments on the indebtedness;

•	increasing our vulnerability to general economic and industry conditions;

•

requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•

exposing us to the risk of increased interest rates as borrowings under our senior secured multi-currency asset-based revolving credit facility and our senior secured credit facility are at variable rates of interest;

•	limiting our ability to make strategic acquisitions;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our credit facilities and the indenture governing our senior unsecured notes contain various covenants that limit our ability to engage in specific types of transactions. These covenants limit our and our restricted subsidiaries’ ability to:

•	incur or guarantee additional debt and issue or sell certain preferred stock;

•	pay dividends on, redeem or repurchase our capital stock;

•	make certain acquisitions or investments;

•	incur or assume certain liens;

•	enter into transactions with affiliates; and

•	sell assets to, or merge or consolidate with, another company.

A breach of any of these covenants could result in a default under one or both of our credit facilities and/or the indenture governing the notes. In the event of any default under either of our credit facilities, the applicable lenders could elect to terminate borrowing commitments and declare all borrowings and loans outstanding, together with accrued and unpaid interest and any fees and other obligations, to be due and payable, which would be an event of default under the indenture governing the notes.

If we were unable to repay or otherwise refinance these borrowings and loans when due, our lenders could sell the collateral securing our credit facilities, which constitutes substantially all of our and our domestic wholly-owned subsidiaries’ assets. Although holders of the notes could accelerate the notes upon the acceleration of the obligations under either of our credit facilities, there can be no assurance that sufficient assets will remain to repay the notes after we have paid all the borrowings and loans under our credit facilities.

We may not be able to generate sufficient cash to service all of our indebtedness and our other ongoing liquidity needs, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations, including our senior unsecured notes, and to fund our planned capital expenditures, acquisitions and other ongoing liquidity needs depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. There can be no assurance that we will maintain a level of cash flow from operating activities or that future borrowings will be available to us under either of our credit facilities or otherwise in an amount sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the notes. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to seek additional capital or restructure or refinance our indebtedness, including the notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our credit facilities and the indenture governing the notes restrict our ability to dispose of assets and use the proceeds from the disposition. Accordingly, we may not be able to consummate those dispositions or to obtain any proceeds on terms acceptable to us or at all, and any such proceeds may not be adequate to meet any debt service obligations then due.

Despite our substantial level of indebtedness, we and our subsidiaries may be able to incur additional indebtedness. This could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur additional indebtedness in the future. Although our credit facilities and the indenture governing our senior unsecured notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and any indebtedness incurred in compliance with these restrictions could be substantial. Any additional borrowings under our credit facilities effectively would be senior to the notes and the guarantees of the notes by our subsidiary guarantors to the extent of the value of the assets securing such borrowings. In addition, if we incur any additional indebtedness that ranks equally with the notes, the holders of that debt will be entitled to share ratably with the holders of the notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us. To the extent new debt is added to our and our subsidiaries’ currently anticipated debt levels, the related risks that we and our subsidiaries face could intensify.

The right of holders of our senior unsecured notes to receive payments is effectively junior to those lenders who have a security interest in our assets.

Our obligations under our senior unsecured notes and our guarantors’ obligations under their guarantees of the notes are unsecured, but our obligations, and each other borrower’s obligations, under each of our credit facilities, and each guarantor’s obligations under their respective guarantees of those facilities, are secured by a security interest in substantially all of our tangible and intangible assets, including the stock and the assets of most of our current and certain future wholly-owned U.S. subsidiaries and a portion of the stock of certain of our non-U.S. subsidiaries. As of December 31, 2009, we had $5,888 million in outstanding debt (excluding capital lease obligations) on our consolidated balance sheet, of which $4,397 million was secured. The indenture governing the notes permits us and our restricted subsidiaries to incur substantial additional indebtedness in the future, including secured indebtedness. If we are declared bankrupt or insolvent, or if we default under either of our credit facilities, the lenders could declare all of the funds borrowed thereunder, together with accrued interest, immediately due and payable. If we were unable to repay such indebtedness, the lenders could foreclose on the pledged assets to the exclusion of holders of the notes, even if an event of default exists under the indenture governing the notes at such time. Furthermore, if the lenders foreclose and sell the pledged equity interests in any subsidiary guarantor under the notes, then that guarantor will be released from its guarantee of the notes automatically and immediately upon such sale. In any such event, because the notes are not secured by any of our assets or the equity interests in subsidiary guarantors, it is possible that there would be no assets remaining from which claims of holders of our notes could be satisfied or, if any assets remained, they might be insufficient to satisfy those claims fully.

The claims of holders of our senior unsecured notes to assets of any non-guarantor subsidiary are structurally subordinated to all of the creditors of that subsidiary.

In general, our foreign subsidiaries, unrestricted subsidiaries, non-wholly-owned subsidiaries and other subsidiaries that do not borrow or guarantee our indebtedness under our credit facilities are not required to guarantee our senior unsecured notes. Accordingly, claims of holders of the notes are structurally subordinated to the claims of creditors of these non-guarantor subsidiaries, including trade creditors. All obligations of our non-guarantor subsidiaries will have to be satisfied before any of the assets of such subsidiaries would be available for distribution, upon a liquidation or otherwise, to us or a guarantor of the notes.

If we default on our obligations to pay our indebtedness, we may not be able to make payments on our senior unsecured notes.

Any default under the agreements governing our indebtedness, including a default under either of our credit facilities, that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness, could prevent us from paying principal, premium, if any, and interest on our senior unsecured notes and substantially decrease the market value of the notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our credit facilities could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If we breach our covenants under either of our credit facilities and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our credit facilities, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

We may not be able to repurchase our senior unsecured notes upon a change of control.

Upon the occurrence of specific kinds of change of control events, we will be required to offer to repurchase all of our outstanding senior unsecured notes at 101% of their principal amount plus accrued and unpaid interest.

The source of funds for any such purchase of the notes will be our available cash or cash generated from our operations or other sources, including borrowings, sales of assets or sales of equity. We may not be able to repurchase the notes upon a change of control because we may not have sufficient financial resources to purchase all of the notes that are tendered upon a change of control. Further, we may be contractually restricted under the terms of our credit facilities from repurchasing all of the notes tendered by holders upon a change of control. Accordingly, we may not be able to satisfy our obligations to purchase the notes unless we are able to refinance or obtain waivers under our credit facilities. Our failure to repurchase the notes upon a change of control would cause a default under the indenture governing the notes and a cross default under our credit facilities. The credit facilities also provide that a change of control will be a default that permits lenders to accelerate the maturity of borrowings and loans thereunder. Any of our future debt agreements may contain similar provisions.

Federal and state fraudulent transfer laws may permit a court to void or limit the amount payable under our senior unsecured notes or the guarantees, and, if that occurs, a holder of our senior unsecured notes may receive limited or no payments on the notes and guarantees affected.

Federal and state fraudulent transfer and conveyance statutes may apply to the issuance of our senior unsecured notes and the incurrence of the guarantees. Under federal bankruptcy law and comparable provisions of state fraudulent transfer or conveyance laws, which may vary from state to state, the notes or guarantees could be voided as a fraudulent transfer or conveyance if (1) we or any of the guarantors, as applicable, issued the notes or incurred the guarantees with the intent of hindering, delaying or defrauding creditors or (2) we or any of the guarantors, as applicable, received less than reasonably equivalent value or fair consideration in return for either issuing the notes or incurring the guarantees and, in the case of (2) only, one of the following is also true at the time thereof:

•	we or any of the guarantors, as applicable, were insolvent or rendered insolvent by reason of the issuance of the notes or the incurrence of the guarantees;

•	the issuance of the notes or the incurrence of the guarantees left us or any of the guarantors, as applicable, with an unreasonably small amount of capital to carry on the business;

•	we or any of the guarantors intended to, or believed that we or such guarantor would, incur debts beyond our or such guarantor’s ability to pay as they mature; or

•

we or any of the guarantors were a defendant in an action for money damages, or had a judgment for money damages docketed against us or such guarantor if, in either case, after final judgment, the judgment is unsatisfied.

If a court were to find that the issuance of the notes or the incurrence of the guarantees was a fraudulent transfer or conveyance, the court could void the payment obligations under the notes or such guarantee or limit the amount of payment or subordinate the notes or such guarantee to presently existing and future indebtedness of ours or of the related guarantor, or require the holders of the notes to repay any amounts received. In the event of a finding that a fraudulent transfer or conveyance occurred, a holder of our unsecured notes may not receive any payment on the notes. As a general matter, value is given for a transfer or an obligation if, in exchange for the transfer or obligation, property is transferred or an antecedent debt is secured or satisfied. Under applicable law, a court may determine that a debtor has not received value in connection with a debt offering if the debtor uses the proceeds of that offering to make a dividend payment or otherwise retire or redeem equity securities issued by the debtor. We cannot be certain as to the standards a court would use to determine whether or not we or the guarantors were solvent at the relevant time or, regardless of the standard that a court uses, that the notes or the guarantees would not be voided, limited in amount or subordinated to our or any of our guarantors’ other debt.

A holder of our senior unsecured notes may be required to pay U.S. federal income tax on our PIK toggle notes even if we do not pay cash interest.

We have the option to pay interest on our senior unsecured PIK toggle notes in cash interest or PIK interest. For U.S. federal income tax purposes, the existence of this option means that none of the interest payments on the

PIK toggle notes is qualified stated interest. Consequently, the PIK toggle notes are treated for U.S. federal income tax purposes as issued at a discount and income inclusions on these notes will be determined pursuant to the original issue discount (“OID”) rules. A U.S. Holder will be required to include OID in gross income as it accrues, regardless of whether such holder uses the accrual method of accounting.

We are controlled by Silver Lake and TPG, whose interests may not be aligned with a holder of our unsecured notes.

The Sponsors and their affiliated funds own a majority of the outstanding equity securities of our Parent. In addition, the Sponsors control substantially all of the voting power of our outstanding equity securities and therefore ultimately control all of our affairs and policies, including the election of our board of directors, the approval of certain actions such as amending our charter, commencing bankruptcy proceedings and taking certain corporate actions (including, without limitation, incurring debt, issuing stock, selling assets and engaging in mergers and acquisitions), and appointing members of our management. Circumstances may occur in which the interests of the Sponsors could be in conflict with a holder of our unsecured notes. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the Sponsors might pursue strategies that favor equity investors over debt investors. The Sponsors may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to a holder of our notes. Additionally, the Sponsors are not prohibited from making investments in any of our competitors.

Our ability to pay principal and interest on our senior unsecured notes may be affected by our organizational structure. We are dependent upon payments from our subsidiaries to fund payments to holders of our senior unsecured notes, and our ability to receive funds from our subsidiaries is dependent upon the profitability of our subsidiaries and restrictions imposed by law and contracts.

We rely upon dividends and other payments from our subsidiaries to generate a significant portion of the funds necessary to meet our obligations. Our subsidiaries are separate and distinct legal entities and our non-guarantor subsidiaries will have no obligation, contingent or otherwise, to pay amounts due under our senior unsecured notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payments. Further, the creditors of our subsidiaries have direct claims on the subsidiaries and their assets and the claims of holders of the notes are “structurally subordinated” to any existing and future liabilities of our non-guarantor subsidiaries. This means that the creditors of the non-guarantor subsidiaries have priority in their claims on the assets of such subsidiaries over the creditors of us, including the holders of the notes.

A holder’s ability to transfer our senior unsecured notes may be limited by the absence of an active trading market, and an active trading market for the notes may not develop.

The senior unsecured notes are new securities for which there is no established market. Accordingly, the development or liquidity of any market for the notes is uncertain. We do not intend to apply for a listing of the notes on a securities exchange or any automated dealer quotation system. We cannot assure holders of our notes as to the liquidity of markets that may develop for the notes, their ability to sell the notes or the price at which they would be able to sell the notes. If such markets were to exist, the notes could trade at prices that may be lower than their principal amount or purchase price depending on many factors, including prevailing interest rates, the market for similar notes, our financial and operations performance and other factors. Historically, the market for noninvestment grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to the notes. The market, if any, for the notes may experience similar disruptions, and any such disruptions may adversely affect the prices at which a holder may sell their notes.

Risks Related to Our Business

A key component of our strategy is our focus on the development and sale of advanced communications products and services, and this strategy may not be successful.

While we believe that our current portfolio of products and solutions is technologically strong, communications technology continues to evolve and software continues to be a more important component of our product offerings. In addition, both traditional and new competitors are investing heavily in this market and competing for customers.

In order to execute our strategy successfully, we must:

•	expand our customer base by selling to enterprises that previously have not purchased from us;

•	expand our presence with existing customers by providing them new value related to our offerings;

•	continue research and development investment, including investment in new software and platform development;

•	train our sales staff and distribution partners to sell new products and services;

•	improve our marketing of existing and new products and services;

•	acquire key technologies through licensing, development contracts, alliances and acquisitions;

•

train our services employees and channel partners to service new or enhanced products and applications and take other measures to ensure we can deliver consistent levels of service globally to our multinational customers;

•	enhance our services organization’s ability to service complex, multi-vendor IP networks;

•	recruit and retain qualified personnel, particularly in research and development, services and sales;

•	foster relationships with channel partners who previously sold products and services of NES;

•	develop relationships with new types of channel partners who are capable of both selling advanced products and extending our reach into new and existing markets; and

•	establish or expand our presence in key geographic markets.

If we do not successfully execute our strategy, our operating results may be materially and adversely affected.

Our strategy depends in part on our ability to develop our indirect sales channel.

We continue to take steps to sell our products and services into new and expanded geographic markets and to a broader customer base. An important element of our go-to-market strategy, therefore, involves developing our indirect sales channel, which includes our global network of alliance partners, distributors, dealers, value-added resellers, telecommunications service providers and system integrators. For example, by consummating the acquisition of NES, we expanded our indirect channel network and gained relationships with new channel partners. Our relationships with channel partners are important elements of our marketing and sales efforts. Our financial results could be adversely affected if our contracts with channel partners were terminated, if our relationships with channel partners were to deteriorate, if our maintenance or other services strategies conflict with those of our channel partners, if any of our competitors were to enter into strategic relationships with or acquire a significant channel partner or if the financial condition of our channel partners were to weaken. In addition, we may expend time, money and other resources on developing and maintaining channel relationships that are ultimately unsuccessful. There can be no assurance that we will be successful in maintaining, expanding or developing relationships with channel partners, including those obtained as a result of the acquisition of NES. If we are not successful, we may lose sales opportunities, customers and market share.

Our revenues are dependent on general economic conditions and the willingness of enterprises to make capital investments.

One factor that significantly affects our operating results is the impact of economic conditions on the willingness of enterprises to make capital investments, particularly in enterprise communications technology and related services. Given the current state of the economy, we believe that enterprises continue to be concerned about sustained economic growth and have tried to maintain or improve profitability through cost control and constrained capital spending. Because it is not certain whether enterprises will increase spending on enterprise communications technology significantly in the near term, we could experience continued pressure on our ability to increase our revenue. Our ability to grow revenue also may be affected by other factors, such as competitive pricing pressures and price erosion. If these or other conditions limit our ability to grow revenue or cause our revenue to decline and we cannot reduce costs on a timely basis or at all, our operating results may be materially and adversely affected.

The market opportunity for advanced communications products and services, including our unified communications solutions, may not develop in the ways that we anticipate.

The demand for our offerings can change quickly and in ways that we may not anticipate because the market in which we operate is characterized by rapid, and sometimes disruptive, technological developments, evolving industry standards, frequent new product introductions and enhancements, changes in customer requirements and a limited ability to accurately forecast future customer orders. Our operating results may be adversely affected if the market opportunity for our products and services does not develop in the ways that we anticipate.

We cannot predict whether:

•

the product roadmap we have developed and communicate following the acquisition of NES will be sufficient to attract and retain customers and channel partners or that we can execute the roadmap successfully;

•	the demand for our products and services will grow as quickly as we anticipate;

•	current or future competitors or new technologies will cause the market to evolve in a manner different than we expect;

•	other technologies will become more accepted or standard in our industry; or

•	we will be able to maintain a leadership or profitable position as this opportunity develops.

We face intense competition from numerous competitors and, as the enterprise communications and information technology businesses evolve, we may face increased competition from companies that do not currently compete directly against us.

Because we focus on the development and marketing to enterprises of advanced communications solutions, such as unified communications, contact center solutions and data networking solutions, we compete against traditional enterprise voice communications providers, such as Siemens Enterprise Communications Group (“SEN”), Alcatel-Lucent and NEC Corporation, data networking companies, such as Cisco Systems, Inc., and software companies, such as Microsoft Corporation. Avaya also faces competition in the small and medium enterprise market from many competitors, including Cisco, Alcatel-Lucent, NEC, Matsushita Electric Corporation of America, Mitel Networks Corp, and Shoretel, Inc., although the market for these products is more fragmented. We face competition in certain geographies with companies that have a particular strength and focus in these regions, such as Huawei in China and Intelbras in Latin America. Avaya Services competes with companies like those above in offering services with respect to their own product offerings,as well as with many value added resellers, consulting and systems integration firms and network service providers. Because the market for our products is subject to rapid technological change, as the market evolves we may face competition in the future from companies that do not currently compete in the enterprise communications market, but whose current business activities may bring them into competition with us in the future. In particular, as the convergence of enterprise voice and data networks becomes more widely deployed by enterprises, the business, information technology and communication applications deployed on converged networks become more integrated. We may face increased competition from current leaders in information technology infrastructure, information technology, personal and business applications and the software that connects the network infrastructure to those applications. We may also face competition from companies that seek to sell remotely hosted services or software as a service directly to the end customer. Competition from these potential market entrants may take many forms, including offering products and applications similar to those we offer as part of another product offering. In addition, these technologies continue to move from a proprietary environment to an open standards-based environment. Several of our existing competitors have, and many of our future competitors may have, greater financial, personnel, research and development and other resources, more well-established brands or reputations and broader customer bases than we do and, as a result, these competitors may be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements. Some of these competitors may have customer bases that are more geographically balanced than ours and, therefore, may be less affected by an economic downturn in a particular region. Competitors with greater resources also may be able to offer lower prices, additional products or services or other incentives that we cannot match or do not offer. Industry consolidations may also create competitors with broader and more geographic coverage and the ability to reach enterprises through communications service providers. Existing customers of data networking companies that compete against us may be inclined to purchase enterprise communications solutions from their current data networking or software vendors rather than from us. Also, as communications and data networks converge, we may face competition from systems integrators that traditionally have been focused on data network integration. We cannot predict which competitors may enter our markets in the future, what form such competition may take or whether we will be able to respond effectively to the entry of new competitors into competition with us or the rapid evolution in technology and product development that has characterized our businesses. In addition, in order to effectively compete with any new market entrant, we may need to make additional investments in our business, use more capital resources than our business currently requires or reduce prices, any of which may materially and adversely affect our profitability.

We rely on third-party providers for the manufacture, warehousing and distribution logistics associated with our products.

We have outsourced substantially all of our manufacturing operations to several electronic manufacturing services, or EMS, providers. Our EMS providers produce a majority of our products in facilities located primarily in China, Poland, Israel, and the U.S. All manufacturing of our products is performed in accordance with detailed specifications and product designs furnished or approved by us and is subject to rigorous quality control standards. We periodically review our product manufacturing operations and consider changes we believe may be necessary or appropriate. Although we closely manage the transition process when manufacturing changes are required, we could experience disruption to our operations during any such transition. We also purchase certain hardware components and license certain software components from third-party original equipment manufacturers, or OEMs, and resell them both under the Avaya brand and, in some cases, under the brand of the OEMs. In some cases, certain components are available only from a single source or from a limited source of suppliers. Delays or shortages associated with these components could cause significant disruption to our operations.

We are dependent on our intellectual property. If we are not able to protect our proprietary rights or if those rights are invalidated or circumvented, our business may be adversely affected.

We believe that developing new products and technology is critical to our success. As a leader in technology and innovation in the telecommunications services, applications and services industries, we are dependent on the maintenance of our current intellectual property rights and the establishment of new intellectual property rights. We generally protect our intellectual property through patents, trademarks, trade secrets, copyrights, confidentiality and nondisclosure agreements and other measures. There can be no assurance that patents will be issued from pending applications that we have filed or that our patents will be sufficient to protect our key technology. Although we have been granted and acquired many patents, have obtained other intellectual property rights and continue to file new patent applications and seek additional proprietary rights, there can be no assurances made that any of our patents, patent applications or our other proprietary rights will not be challenged, invalidated, or circumvented. In addition, our business is global and the level of protection of our proprietary technology will vary by country, particularly in countries that do not have well developed judicial systems or laws that adequately protect intellectual property rights. Any actions taken in these countries may have results that are different than if such actions were taken under the laws of the U.S. Patent litigation and other challenges to our patents and other proprietary rights are costly and unpredictable and may prevent us from marketing and selling a product in a particular geographic area. Patent filings by third parties, whether made before or after the date of our filings, could render our intellectual property less valuable. Competitors and others may also misappropriate our intellectual property, disputes as to ownership of intellectual property may arise and our intellectual property may otherwise fall into the public domain. If we are unable to protect our proprietary rights, we may be at a disadvantage to others who did not incur the substantial time and expense we incurred to create our products.

We may be subject to litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products or services.

From time to time, we receive notices from third parties asserting that our proprietary or licensed products, systems and software infringe their intellectual property rights. There can be no assurance that the number of these notices will not increase in the future and that others will not claim that our proprietary or licensed products, systems and software are infringing their intellectual property rights or that we do not in fact infringe those intellectual property rights. We may be unaware of intellectual property rights of others that may cover some of our technology. Irrespective of the merits of these claims, if a third party claimed that our proprietary or licensed systems and software infringed their intellectual property rights, any resulting litigation could be costly and time consuming and would divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. These matters may result in any number of outcomes for us, including entering into licensing agreements, redesigning our products to avoid infringement, being enjoined from selling products that are found to infringe, paying damages if products are found to infringe, and indemnifying customers from infringement claims as part of our contractual obligations. Royalty or license agreements may be very costly and we may be unable to obtain royalty or license agreements on terms acceptable to us or at all. Such agreements may cause operating margins to decline. We also may be subject to significant damages or an injunction against us or our proprietary or licensed systems. A successful claim of patent or other intellectual property infringement against us could materially adversely affect our operating results. We have made and will likely continue to make investments to license and/or acquire the use of third-party intellectual property rights and technology as part of our strategy to manage this risk, there can be no assurance that we will be successful. We may also be subject to additional notice and other requirements to the extent we incorporate open source software into our applications. In addition, third parties have claimed, and may in the future claim, that a customer’s use of our products, systems or software infringes the third-party’s intellectual property rights. Under certain circumstances, we may be required to indemnify our customers for some of the costs and damages related to such an infringement claim. Any indemnification requirement could have a material adverse effect on our business and our operating results.

If we are unable to integrate acquired businesses into ours effectively, our operating results may be adversely affected. Even if we are successful, the integration of these businesses has required, and will likely continue to require, significant resources and management attention.

We may not be able to successfully integrate acquired businesses, such as NES, into ours, and therefore we may not be able to realize the intended benefits from an acquisition. If we fail to successfully integrate acquisitions or if they fail to perform as we anticipate, our existing businesses and our revenue and operating results could be adversely affected. If the due diligence of the operations of these acquired businesses performed by us and by third parties on our behalf is inadequate or flawed, or if we later discover unforeseen financial or business liabilities, acquired businesses may not perform as expected. Additionally, acquisitions could result in difficulties assimilating acquired operations and products and the diversion of capital and management’s attention way from other business issues and opportunities. We may fail to retain employees acquired through acquisitions, which may negatively impact the integration efforts. Acquisitions could also have a negative impact on our results of operations if it is subsequently determined that goodwill or other acquired intangible assets are impaired, thus resulting in an impairment charge in a future period. Finally, acquisitions often necessitate restructurings in order to optimize the operational performance of the combined entity and to control costs and expenses. Restructurings often involve significant cash payments to employees separated from the business and are more difficult due to labor laws and required approvals when the acquired business is a company operating in multiple and/or non-U.S. jurisdictions, which may hinder completion of restructuring actions in a timely and efficient manner and delay anticipated cost savings. Because of the size and scope of the NES acquisition, the integration of NES will require significant resources and management’s attention. In addition, we rely in part upon services provided by Nortel and its affiliates under a transition services agreement to support many of our integration activities. There can be no assurance that those parties will continue to perform those services should the economy or their businesses deteriorate prior to the termination of that agreement. Furthermore, there can be no assurance that the quality of the services received will be sufficient to facilitate the effective integration of NES. For all the reasons set forth above, the failure to integrate NES effectively may adversely impact Avaya’s business and results of operations.

The failure to maintain adequate security over our information systems could adversely affect our operating results.

We rely on the security of our information systems, among other things, to protect our proprietary information and information of our customers. Information technology system failures, including a breach of our data security, could disrupt our ability to function in the normal course of business by potentially causing, among other things, delays in the fulfillment or cancellation of customer orders, disruptions in the manufacture or shipment of products, or an unintentional disclosure of customer, employee or our information. Additionally, if we do not maintain adequate security procedures over our information systems and our global network, we may be subject to consequences such as computer hacking, cyber-terrorism or other unauthorized attempts by third parties to access our or our customers’ proprietary information. We maintain tools, standards, procedures and controls that address current security risks, but unauthorized users may be able to develop new techniques that will enable them to successfully circumvent our current processes and operational security practices and controls. Any such breach could have a material adverse effect on our operating results.

We may be adversely affected by environmental, health and safety, laws, regulations, costs and other liabilities.

We are subject to a wide range of governmental requirements relating to employee safety and health and to environmental protection. If we violate or fail to comply with these requirements, we could be fined or otherwise sanctioned by regulators. We are subject to certain provisions of environmental laws governing the cleanup of soil and groundwater contamination. Such provisions may impose joint and several liability for the costs of investigating and remediating releases of hazardous materials at currently or formerly owned or operated sites and at third-party waste disposal sites. In certain circumstances, this liability may also include the cost of cleaning up historical contamination, whether or not caused by us. We are currently involved in several remediations at currently or formerly owned or leased sites. We are also subject to various state, federal and international laws and regulations relating to the presence of certain substances in our products and making producers of certain electrical products financially responsible for the collection, treatment, recycling and disposal of those products. For example, the European Union (“EU”) has adopted the Restriction on Hazardous Substances (“RoHS”) and the Waste Electrical and Electronic Equipment (“WEEE”) directives. Similar laws and regulations have been or may be enacted in other regions. Additionally, new requirements addressing the operating characteristics of our products are emerging, such as the EU Energy using Product (EuP) Directive, which may necessitate reengineering of some products. Moreover, some customers are now including energy-usage parameters as a selection criterion for telecommunication solutions. Environmental laws are complex, change frequently and have tended to become more stringent over time. It is often difficult to estimate the future impact of environmental matters, including potential liabilities. There can be no assurance that our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past or future releases of, or exposure to, hazardous substances will not exceed any amounts reflected in our reserves or adversely affect our business, results of operations or financial condition.

If we fail to retain key employees, our business may be harmed.

The success of our business depends on the skill, experience and dedication of our employee base. If we are unable to retain and attract sufficiently experienced and capable personnel, especially in the key areas of product development, sales, services and management, our business and financial results may suffer. For example, the loss of key employees acquired in, or assisting with the integration of, NES could negatively impact the integration of that business and our operating and financial performance. Experienced and capable personnel in the technology industry remain in high demand, and there is continual competition for their talents among our competitors. When talented employees leave, we may have difficulty replacing them and our business may suffer. While we strive to maintain our competitiveness in the marketplace, there can be no assurance that we will be able to successfully retain and attract the personnel that we need to achieve our business objectives.

As our international business has grown significantly in the last few years, changes in economic or political conditions in a specific country or region could negatively affect our revenue, costs, expenses and financial condition.

We conduct significant sales and customer support operations and increasing amounts of our research and development activities in countries outside of the U.S. and also depend on non-U.S. operations of our contract manufacturers and our distribution partners. For the three months ended December 31, 2009 and 2008, we derived 45% and 46% of our revenue, respectively, from sales outside the U.S. Our future international operating results, including our ability to import our products from, export our products to, or sell our products in various countries, could be adversely affected by a variety of uncontrollable and changing factors. These factors include political conditions, economic conditions, legal and regulatory constraints, relationships with employees and works councils, currency regulations, health or similar issues, natural disasters and other matters in any of the countries or regions in which we currently operate or intend to operate in the future. Additional risks inherent in our international operations generally include, among other things, the costs and difficulties of managing international operations, adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries, and greater difficulty in enforcing intellectual property rights. Our effective tax rates in the future could be adversely affected if the geographical distribution of our earnings and losses is unfavorable, by changes in the valuation of our deferred tax assets or liabilities or by changes in tax laws, regulations, accounting principles, or interpretations thereof. The various risks inherent in doing business in the U.S. generally also exist when doing business outside of the U.S., and may be exaggerated by the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations.

If we perform more of our operations outside the U.S., we may be exposed to increased operational and logistical risks associated with foreign operations, many of which are beyond our control and could affect our ability to operate successfully.

In order to enhance the cost-effectiveness of our operations, increasingly we have been shifting portions of certain of our operations to jurisdictions with lower cost structures than those available in certain of the countries in which we traditionally operate. This includes certain research and development, customer support and corporate infrastructure activities. We may encounter complications associated with the set-up, migration and operation of business systems and equipment in expanded or new facilities. The transition of even a portion of our research and development or customer support operations to a foreign country involves a number of logistical and technical challenges that could result in delays and other disruptions to our operations. If such delays or disruptions occur, they could damage our reputation and otherwise adversely affect our business and results of operations. To the extent that we shift any operations or functions outside of the U.S. to jurisdictions with lower cost structures, we may experience challenges in effectively managing those operations as a result of several factors, including time zone differences and regulatory, legal, employment, cultural and logistical issues. Additionally, the relocation of workforce resources may have a negative impact on our existing employees, which could negatively impact our operations. If we are unable to effectively manage our offshore operations, our business and results of operations could be adversely affected. We cannot be certain that any shifts in our operations to offshore jurisdictions will ultimately produce the expected cost savings. We cannot predict the extent of government support, availability of qualified workers, future labor rates, or monetary and economic conditions in any offshore locations where we may operate. Although some of these factors may influence our decision to establish or increase our offshore operations, there are other inherent risks beyond our control, including issues such as political uncertainties and currency regulations as discussed above under “—As our international business has grown significantly in the last few years, changes in economic or political conditions in a specific country or region could negatively affect our revenue, costs, expenses and financial condition.” We are faced with competition in these offshore markets for qualified personnel, including skilled design and technical personnel, and we expect this competition to increase as companies expand their operations offshore. If the supply of such qualified personnel becomes limited due to increased competition or otherwise, it could increase our costs and employee turnover rates. One or more of these factors or other factors relating to foreign operations could result in increased operating expenses and make it more difficult for us to manage our costs and operations, which could cause our operating results to decline and result in reduced revenues.

Fluctuations in foreign currency exchange rates could negatively impact our operating results.

Foreign currency exchange rates and fluctuations may have an impact on our revenue, costs or cash flows from our international operations, which could adversely affect our financial performance. Our primary currency exposures are to the euro, British pound, Indian rupee and Canadian dollar. These exposures may change over time as business practices evolve and as the geographic mix of our business changes. From time to time we enter into foreign exchange forward contracts to reduce the short-term impact of foreign currency fluctuations. However, any attempts to hedge against foreign currency fluctuation risks may be unsuccessful and result in an adverse impact to our operating results.

Pension and post-retirement healthcare and life insurance liabilities could impair our liquidity or financial condition.

We sponsor non-contributory defined benefit pension plans covering the majority of our U.S. employees and retirees, and postretirement benefit plans for U.S. retirees that include healthcare benefits and life insurance coverage. Certain of our non-U.S. operations also have various retirement benefit programs covering substantially all of their employees. Some of these programs are considered to be defined benefit pension plans for accounting purposes. Our U.S. defined benefit pension plans are subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). ERISA, along with certain provisions of the Internal Revenue Code of 1986 (the “Code”), requires minimum funding contributions and the Pension Benefit Guaranty Corporation (“PBGC”) has the authority under certain circumstances to petition a court to terminate an underfunded pension plan. One of those circumstances is the occurrence of an event with respect to which the PBGC determines that the possible long-term loss of the PBGC with respect to the plan may reasonably be expected to increase unreasonably if the plan is not terminated. If our U.S. defined benefit pension plans were to be terminated, we would incur a liability to the plans or the PBGC equal to the amount by which the liabilities of the plans, calculated on a termination basis, exceed the assets of the plans, which amount would likely exceed the amount that we have estimated to be the underfunded amount as of December 31, 2009. In addition, if one or more of our U.S. pension plans were to be terminated without being fully funded on a termination basis, the PBGC could obtain a lien on our assets for the amount of our liability, which would result in an event of default under each of our credit facilities. As a result, any such liens would have a material adverse effect on the Company, including our liquidity and financing arrangements. The measurement of our obligations, costs and liabilities associated with benefits pursuant to our pension and post-retirement benefit plans requires that we estimate the present value of projected future payments to all participants, including assumptions related to discount rates, investment returns on designated plan assets, health care cost trends, and demographic experience.

If future economic or demographic trends and results are different from our assumptions, then our obligations could be higher than we currently estimate. If our cash flows and capital resources are insufficient to fund our pension or post-retirement healthcare and life insurance obligations, or if we are required or elect to fund any material portion of the liability now or in the future, we could be forced to reduce or delay investments and capital expenditures, seek additional capital, or restructure or refinance our indebtedness. In addition, if our operating results and available cash are insufficient to meet our pension or post-retirement healthcare and life insurance obligations, we could face substantial liquidity problems and may be required to dispose of material assets or operations in order to meet our pension or post-retirement healthcare and life insurance obligations. We may not be able to consummate those dispositions or to obtain any proceeds on terms acceptable to us or at all, and any such proceeds may not be adequate to meet any pension or postretirement healthcare and life insurance obligations then due. As a direct result of the terminations of employees in the U.S. and the agreement reached in June 2009 under collective bargaining, we remeasured our affected pension and postretirement plans obligations to reflect the change in benefits under the plans as amended and revised the estimated impact on future years.

Please see Note 13, “Benefit Obligations,” to our audited financial statements included in our Registration Statement on Form S-4 filed with the SEC on December 23, 2009 for further details on our pension and post-retirement benefit plans, including funding status.

We may incur liabilities as a result of our obligation to indemnify, and to share certain liabilities with, Lucent Technologies Inc. in connection with our spin-off from Lucent in September 2000.

Pursuant to the Contribution and Distribution Agreement between us and Lucent, a predecessor to Alcatel-Lucent, Lucent contributed to us substantially all of the assets, liabilities and operations associated with its enterprise networking businesses and distributed all of the outstanding shares of our common stock to its stockholders. The Contribution and Distribution Agreement, among other things, provides that, in general, we will indemnify Lucent for all liabilities including certain pre-distribution tax obligations of Lucent relating to our businesses and all contingent liabilities accruing pre-distribution primarily relating to our businesses or otherwise assigned to us. In addition, the Contribution and Distribution Agreement provides that certain contingent liabilities not directly identifiable with one of the parties accruing pre-distribution will be shared in the proportion of 90% by Lucent and 10% by us. The Contribution and Distribution Agreement also provides that contingent liabilities accruing pre-distribution in excess of $50 million that are primarily related to Lucent’s businesses shall be borne 90% by Lucent and 10% by us and contingent liabilities accruing pre-distribution in excess of $50 million that are primarily related to our businesses shall be borne equally by the parties. Please see Note 14, “Commitments and Contingencies,” to our interim consolidated financial statements included in this report for a description of certain matters involving Lucent for which we have assumed responsibility under the Contribution and Distribution Agreement. We cannot assure you that Lucent will not submit a claim for indemnification or cost sharing to us in connection with any future matter. In addition, our ability to assess the impact of matters for which we may have to indemnify or share the cost with Lucent is made more difficult by the fact that we do not control the defense of these matters.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number

31.1	Certification of Kevin J. Kennedy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Anthony J. Massetti pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Kevin J. Kennedy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Anthony J. Massetti pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAYA INC.

By:	/s/ Scott D. Hamilton
Scott D. Hamilton Vice President and Corporate Controller (Principal Accounting Officer)

February 16, 2010