Form 10-Q
period 2010-03-31
AVAYA INC
filed 2010-05-13
CIK 1116521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 10, 2010, 100 shares of Common Stock, $.01 par value of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Avaya Inc.

Consolidated Statements of Operations (Unaudited)

(In millions)

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
REVENUE
Products	$682	$453	$1,196	$986
Services	638	547	1,184	1,127

	1,320	1,000	2,380	2,113

COSTS
Products:
Costs (exclusive of amortization of technology intangible assets)	324	203	545	437
Amortization of technology intangible assets	83	62	142	124
Services	377	292	647	608

	784	557	1,334	1,169

GROSS MARGIN	536	443	1,046	944

OPERATING EXPENSES
Selling, general and administrative	467	308	833	656
Research and development	116	74	197	152
Amortization of intangible assets	57	50	107	100
Impairment of long-lived assets	—	—	16	2
Impairment of indefinite-lived intangible assets	—	60	—	60
Goodwill impairment	—	235	—	235
Restructuring charges, net	68	33	83	51
Acquisition-related costs	2	—	19	—

	710	760	1,255	1,256

OPERATING LOSS	(174)	(317)	(209)	(312)
Interest expense	(127)	(101)	(229)	(205)
Other income, net	1	—	5	10

LOSS BEFORE INCOME TAXES	(300)	(418)	(433)	(507)
Benefit from income taxes	(19)	(17)	(16)	(16)

NET LOSS	(281)	(401)	(417)	(491)
Less net income attributable to noncontrolling interests	1	—	2	—

NET LOSS ATTRIBUTABLE TO AVAYA INC.	$(282)	$(401)	$(419)	$(491)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.

Consolidated Balance Sheets (Unaudited)

(In millions, except per share and shares amounts)

	March 31, 2010	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$576	$567
Accounts receivable, net	774	655
Inventory	242	126
Deferred income taxes, net	4	7
Other current assets	357	173

TOTAL CURRENT ASSETS	1,953	1,528

Property, plant and equipment, net	480	419
Deferred income taxes, net	12	13
Intangible assets, net	2,878	2,636
Goodwill	4,113	3,695
Other assets	240	359

TOTAL ASSETS	$9,676	$8,650

LIABILITIES
Current liabilities:
Debt maturing within one year	$48	$38
Accounts payable	445	321
Payroll and benefit obligations	325	265
Deferred revenue	609	466
Business restructuring reserve, current portion	142	148
Other current liabilities	393	334

TOTAL CURRENT LIABILITIES	1,962	1,572

Long-term debt	5,839	5,112
Benefit obligations	2,059	2,053
Deferred income taxes, net	134	134
Business restructuring reserve, non-current portion	61	66
Other liabilities	368	364

TOTAL NON-CURRENT LIABILITIES	8,461	7,729

Commitments and contingencies

DEFICIENCY
Avaya stockholder’s deficiency:
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,675	2,466
Accumulated deficit	(2,574)	(2,155)
Accumulated other comprehensive loss	(896)	(1,008)

TOTAL AVAYA STOCKHOLDER’S DEFICIENCY	(795)	(697)
Noncontrolling interest	48	46

TOTAL DEFICIENCY	(747)	(651)

TOTAL LIABILITIES AND DEFICIENCY	$9,676	$8,650

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six months ended March 31,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(417)	$(491)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	342	321
Share-based compensation	11	5
Amortization of debt issuance costs	11	11
Accretion of debt discount	11	—
Payment in kind interest	42	—
Provision for uncollectible receivables	2	2
Deferred income taxes, net	4	(20)
Impairment of goodwill	—	235
Impairment of long-lived and intangible assets	16	62
Restructuring charges, net	83	51
Unrealized losses (gains) on foreign currency exchange	23	(40)
Changes in operating assets and liabilities:
Accounts receivable	(83)	258
Inventory	(5)	43
Accounts payable	110	(82)
Payroll and benefit obligations	(7)	(158)
Business restructuring reserve	(90)	(78)
Deferred revenue	71	29
Other assets and liabilities	(126)	(66)

NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(2)	82

INVESTING ACTIVITIES:
Capital expenditures	(30)	(34)
Capitalized software development costs	(23)	(24)
Acquisition of NES, net of cash acquired	(805)	—
Liquidation of securities available for sale	2	98
Proceeds from sale of long-lived assets	8	—
Purchase of securities available for sale	(3)	—
Restricted cash	1	(22)

NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(850)	18

FINANCING ACTIVITIES:
Net proceeds from incremental B-2 term loans and warrants	783	—
Capital contribution from Parent	125	—
Debt issuance costs	(5)	(29)
Repayment of long-term debt	(24)	(53)
Other financing activities, net	(1)	—

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	878	(82)

Effect of exchange rate changes on cash and cash equivalents	(17)	(31)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9	(13)
Cash and cash equivalents at beginning of period	567	579

Cash and cash equivalents at end of period	$576	$566

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

Avaya’s combination of communications products, applications, software and services helps companies simplify complex communications and integrate them with technologies from other vendors, enabling customers to unlock value and potential from their networks. By embedding communications into the business processes of an enterprise, Avaya improves the way organizations work, making people more productive, processes more intelligent and customers more satisfied.

At the core of Avaya’s business is a large and diverse global installed customer base. Customers range in size from small enterprises with only a few employees to large government agencies and multinational companies with over 100,000 employees. The enterprises the Company serves operate in a broad range of industries, including financial services, manufacturing, retail, transportation, energy, media and communications, health care, education and government.

Avaya is a wholly-owned subsidiary of Sierra Holdings Corp., a Delaware corporation (“Parent”). Parent was formed by affiliates of two private equity firms, Silver Lake Partners (“Silver Lake”) and TPG (“TPG”) (collectively, the “Sponsors”). Silver Lake and TPG, through Parent, acquired Avaya in a transaction that was completed on October 26, 2007 (the “Merger”).

As discussed in detail in Note 3, “Acquisition of Enterprise Solutions Business of Nortel Networks Corporation,” on December 18, 2009, Avaya acquired certain assets and assumed certain liabilities of the enterprise solutions business (“NES”) of Nortel Networks Corporation. These unaudited consolidated financial statements include the operating results of NES as of December 19, 2009.

Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements as of March 31, 2010 and for the three and six months ended March 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements, and should be read in conjunction with the Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2009, which were included in the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009 and declared effective by the SEC on January 14, 2010. Upon the effective date of the Form S-4 Registration Statement, the Company became subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. The significant accounting policies used in preparing these unaudited interim Consolidated Financial Statements are the same as those described in Note 2 to those audited Consolidated Financial Statements except for recently adopted accounting guidance as discussed in Note 2, “Recent Accounting Pronouncements.” In management’s opinion, these unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

2. Recent Accounting Pronouncements

New Accounting Guidance Recently Adopted

Business Combinations and Noncontrolling Interests

In the first quarter of fiscal 2010, the Company adopted new guidance under the acquisition method for business combinations. The more significant changes include: an expanded definition of a business and a business combination; recognition of acquisition-related expenses and restructuring costs separately from the business combination; recognition of assets acquired and liabilities assumed at their acquisition-date fair values with subsequent changes recognized in earnings; and capitalization of in-process research and development at fair value as an indefinite-lived intangible asset. The guidance also amends and clarifies the application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The impact of the revised accounting guidance on the Company’s results of operations and financial position will vary depending on each future specific business combination or asset purchase.

Effective the first quarter of fiscal 2010, the Company adopted revised accounting guidance which requires noncontrolling interests (formerly minority interest) to be presented as a separate component within the equity section of the balance sheet and separate presentation of net income attributable to noncontrolling interests on the statements of operations. The relevant presentation and disclosures have been applied retrospectively for all periods presented. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

Fair Value Measures

In September 2006, the Financial Accounting Standards Board (“FASB”) issued an accounting standard related to fair value measurements of financial and non-financial assets and liabilities. The provisions of the standard applicable to financial assets and liabilities were effective and adopted by the Company on October 1, 2008. In February 2008, the FASB delayed the effective date of the provisions of this standard as they pertain to fair value measurements and disclosures of non-financial assets and liabilities, except for those assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On October 1, 2009 the provisions of this standard became effective for the Company’s non-financial assets and liabilities. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated statement of operations.

In January 2010, the FASB issued revised guidance intended to improve disclosures related to fair value measurements. This guidance requires new disclosures and clarifies certain existing disclosure requirements. New disclosures under this guidance require separate information about significant transfers into and out of Level 1 and Level 2 and the reasons for such transfers, and also require purchases, sales, issuances, and settlements information for Level 3 measurements to be included in the rollforward of activity on a gross basis. The guidance also clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and the requirement to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. This accounting guidance is effective for the Company beginning in the second quarter of fiscal 2010, except for the rollforward of activity on a gross basis for Level 3 fair value measurements, which will be effective for the Company in the first quarter of fiscal 2012. The adoption of this accounting guidance is reflected in Note 9, “Fair Value Measures” and did not have a material impact on the Company’s financial statement disclosures.

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Subsequent events

In February 2010, the FASB issued guidance to clarify the disclosure requirements on subsequent events. This guidance requires an entity that either (a) is an SEC filer or (b) is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date that the financial statements are issued. This guidance clarifies that an SEC filer is not required to disclose the date through which subsequent events have been evaluated. The Company has adopted this guidance in the second quarter of fiscal 2010 and the adoption did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Guidance Not Yet Effective

In April 2010, the FASB issued accounting guidance on the milestone method of revenue recognition. The guidance defines the term “milestone” and the prescribed criteria that should be met to apply the milestone method of revenue recognition for research or development transactions. The guidance requires that the milestone should meet all criteria to be considered substantive to recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which milestone is achieved. This accounting guidance is effective for the Company beginning in fiscal 2011 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

In December 2009, the FASB issued revised guidance for the accounting of transfers of financial assets. This guidance eliminates the concept of a qualifying special-purpose entity; removes the scope exception for qualifying special-purpose entities when applying the accounting guidance related to the consolidation of variable interest entities; changes the requirements for derecognizing financial assets; and requires enhanced disclosure. This accounting guidance is effective for the Company beginning in fiscal 2011. Early adoption is prohibited. The adoption of this accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In October 2009, the FASB issued revised accounting guidance for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and nonsoftware components that function together to deliver the tangible products’ essential functionality are no longer within the scope of the software revenue guidance. This guidance articulates how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. This accounting guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. This accounting guidance is effective for the Company beginning October 1, 2010. The Company is currently evaluating the impact that adoption of this accounting guidance may have on its consolidated financial statements.

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In October 2009, the FASB issued revised accounting guidance on multiple-deliverable revenue arrangements. This accounting guidance revised criteria for separating consideration in multiple-deliverable arrangements by establishing a selling price hierarchy for determining selling prices of deliverables. It also replaces fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market participant and significantly expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements. This accounting guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. This accounting guidance is effective for the Company beginning October 1, 2010. The Company is currently evaluating the impact that adoption of this accounting guidance may have on its consolidated financial statements.

3. Acquisition of Enterprise Solutions Business of Nortel Networks Corporation

On September 16, 2009, the Company emerged as the winning bidder in bankruptcy court proceedings to acquire NES for $900 million in cash consideration subject to certain purchase price adjustments as set forth in the acquisition agreements (the “Acquisition”). On December 18, 2009 (the “acquisition date”), Avaya acquired certain assets and assumed certain liabilities of NES, including all the shares of Nortel Government Solutions Incorporated for an initial purchase price of $943 million in cash consideration, which included a preliminary working capital adjustment of $43 million primarily related to the cash and securities owned by Nortel Government Solutions Incorporated. The Company and Nortel are required to determine the final purchase price post-closing based upon the various purchase price adjustments included in the acquisition agreements. The terms of the Acquisition do not include any significant contingent consideration arrangements. During the three and six months ended March 31, 2010 acquisition costs were $2 million and $19 million, respectively, and were expensed as incurred. During the year ended September 30, 2009, the Company expensed an additional $29 million of Acquisition costs incurred through that time. The acquisition of NES expands Avaya’s global customer base, enhances its technology portfolio, broadens its indirect sales channel and provides greater ability to compete globally.

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

The acquisition of NES has been accounted for under the acquisition method, which requires an allocation of the purchase price of the acquired entity to the assets acquired and liabilities assumed based on their estimated fair values from a market-participant perspective at the date of acquisition. The allocation of the purchase price as reflected within these consolidated financial statements is based on the best information available to management at the time these consolidated financial statements were issued and is provisional pending the completion of the valuation analysis of the NES assets and liabilities and the completion of an independent appraisal of the long-lived assets acquired as of the acquisition date. During the measurement period (which is not to exceed one-year

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

from the acquisition date), the Company will be required to retrospectively adjust the provisional amounts recognized to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Further, during the measurement period, the Company is also required to recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date.

The fair values of the assets acquired and liabilities assumed were preliminarily determined using the income, cost, and market approaches. The fair values of acquired technologies and customer relationships were estimated using the income approach which values the subject asset using the projected cash flows to be generated by the asset, discounted at a required rate of return that reflects the relative risk of achieving the cash flow and the time value of money. The cost approach was used to estimate the fair values of plant, property and equipment and reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation. The market approach was utilized in combination with the income approach to estimate the fair values of most working capital accounts.

The following table summarizes the consideration paid and the preliminary allocation of the purchase price to the assets acquired and the liabilities assumed in the acquisition based on their estimated fair values as of the close of the acquisition.

In millions
Cash and cash equivalents	$38
Accounts receivable	39
Inventory	108
Property, plant and equipment	110
Intangible assets	491
Accounts payable	(17)
Payroll and benefit obligations	(123)
Deferred revenue	(83)
Other assets and liabilities	(38)

Net assets acquired	525
Goodwill	418

Purchase price	$943

During the three months ended March 31, 2010, Management adjusted its preliminary purchase price allocation to reflect revised estimates of the fair value of the assets acquired and liabilities assumed at December 18, 2009. The most significant revisions were associated with valuations of property, plant, and equipment and identifiable intangible assets, and the resulting changes to goodwill.

Intangible assets include existing technologies of $188 million and customer relationships of $303 million, respectively. The existing technologies and customer relationships are being amortized over a weighted average useful life of five years and twelve years, respectively, on a straight-line basis. No in-process research and development was acquired in the Acquisition.

The excess of the purchase price over the net tangible and intangible assets acquired resulted in goodwill of $418 million. The premium paid by the Company in the transaction is largely attributable to the acquisition of an assembled workforce and the synergies and economies of scale from combining the operations and technologies of Avaya and NES, particularly as it pertains to research and development, marketing efforts and customer base.

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In connection with the acquisition of NES, management has identified certain technologies that were acquired, that, based on their functionality, overlapped the Company’s pre-existing technologies. In order to take advantage of synergies and reduce expenditures on research and development and marketing, management identified certain pre-existing technologies associated with the Company’s Global Communications Solutions segment which it will no longer aggressively develop and market and will eventually phase out. The net book value of these technologies was $16 million and, based on management’s plans, these technologies have a minimal estimated net realizable value. The Company had recorded an impairment charge of $16 million in the three months ended December 31, 2009 to reflect these technologies at their net realizable values. Because management continues to evaluate its new technology portfolio and related marketing plans, impairments to other technologies may be identified in future periods.

These unaudited consolidated financial statements include the operating results of the NES business as of December 19, 2009. Revenues specific to the NES Business for the three months ended March 31, 2010 were $375 million and for the period December 19, 2009 through March 31, 2010 were $418 million. As the Company has begun eliminating overlapping processes and expenses and integrating its products and sales efforts with those of the acquired NES business, it is impractical to determine the earnings specific to the NES business for the three months ended March 31, 2010 and the period December 19, 2009 through March 31, 2010, included in the Consolidated Statement of Operations.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents certain information of the combined results of operations of the Company as though the Acquisition and related financing had been consummated as of the beginning of the periods presented. The unaudited pro forma financial information reflects certain adjustments associated with the Acquisition and related financing, including increases in amortization and depreciation expenses related to intangible assets and property, plant and equipment acquired, additional interest expense associated with the financing relating to the Acquisition and incremental employee compensation costs. No adjustments to the unaudited pro forma financial information have been made related to conforming Avaya and NES accounting policies. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have been realized if the Acquisition and related financing were completed on October 1, 2009 and October 1, 2008, nor is it indicative of future operating results. The pro forma adjustments are based upon the best information available at the time these financial statements were issued and certain assumptions that management believes to be reasonable. As the allocation of the purchase price to the assets acquired and liabilities assumed is not final, certain assumptions and estimates used in the unaudited pro forma financial information are provisional pending the completion of the valuation analysis of the NES assets and liabilities. Changes to the purchase price allocation may result in differences in the estimates used for the unaudited pro forma financial information, and those differences may be material.

The unaudited pro forma financial information for the six months ended March 31, 2010 combines the historical results of Avaya for the six months ended March 31, 2010 and the historical results of NES for the period October 1 to December 18, 2009, and the effects of the pro forma adjustments listed above. The unaudited pro forma financial information for the three and six months ended March 31, 2009 combined the historical results of Avaya and NES for the three and six months ended March 31, 2009, and the effects of the pro forma adjustments listed above.

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The unaudited pro forma financial information for the three months ended March 31, 2009 and six months ended March 31, 2010 and 2009 was as follows:

	Three months ended March 31,	Six months ended March 31,
In millions	2009	2010	2009
Revenue	$1,448	$2,796	$3,214
Net loss	$(781)	$(551)	$(1,068)

4. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the six months ended March 31, 2010 by operating segment are as follows:

In millions	Global Communications Solutions	Avaya Global Services	Total
September 30, 2009	$1,218	$2,477	$3,695
Acquisition of NES	262	156	418

March 31, 2010	$1,480	$2,633	$4,113

Balance as of March 31, 2010:
Goodwill	$2,614	$2,633	$5,247
Accumulated Impairment	(1,134)	—	(1,134)

	$1,480	$2,633	$4,113

Goodwill is not amortized but is subject to periodic testing for impairment in accordance with GAAP at the reporting unit level which is one level below the Company’s operating segments. The test for impairment is conducted annually each September 30th or when events occur or circumstances change indicating that the fair value of a reporting unit may be below its carrying amount.

March 31, 2009

During the three months ended March 31, 2009, the global economic downturn experienced during fiscal 2008 continued and negatively affected most markets beyond the Company’s expectations utilized in its annual testing of goodwill at September 30, 2008. Several of the Company’s customers and competitors reduced their financial outlooks or disclosed that they were experiencing very challenging market conditions with little visibility of a rebound. Indications were that enterprises were not willing to spend on enterprise communications technology, and the revenue growth experienced in previous years was not expected in the near term. As demonstrated by the Company’s results, the demand for products fell as revenues for the six months ended March 31, 2009 were down when compared to the same period of the prior year. Cutbacks in spending, access to credit, employment variability, corporate profit growth, interest rates, energy prices and other factors in specific markets were expected to further impact customer willingness to spend on communications technology in the near term. In March 2009, in response to these adverse business indicators, and the rapidly declining revenue trends experienced during the second quarter of the 2009 fiscal year, the Company reduced its near and long term financial projections. As a result of the deteriorating business climate during the second quarter of fiscal 2009, the Company determined that goodwill and long-lived assets should be tested for impairment.

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to that reporting unit. The Company estimated the fair value of each reporting unit using an income approach which values the unit based on the future cash flows expected from that reporting unit. Future cash flows are based on forward-looking information regarding market share and costs for each reporting unit and are discounted using an appropriate discount rate. Future discounted cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. In step one of the test, a market approach was used as a reasonableness test but was not given significant weighting in the final determination of fair value. The discounted cash flows model used in the Company’s income approach relies on assumptions regarding revenue growth rates, gross margin percentages, projected working capital needs, selling, general and administrative expenses, research and development expenses, business restructuring costs, capital expenditures, income tax rates, discount rates and terminal growth rates. To estimate fair value, the Company discounts the expected cash flows of each reporting unit. The discount rate Avaya uses represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of its model, Avaya uses a terminal value approach. Under this approach, Avaya uses the estimated cash flows in the final year of its models and applies a perpetuity growth assumption and discount by a perpetuity discount factor to determine the terminal value. Avaya incorporates the present value of the resulting terminal value into its estimate of fair value.

The Company forecasted cash flows for each of its reporting units and took into consideration the then current economic conditions and trends, estimated future operating results, Avaya’s view of growth rates and anticipated future economic conditions. Revenue growth rates inherent in this forecast were based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional trends in the telecommunications industry and product evolution from a technological segment basis. Economic factors such as changes in economies, product evolutions, industry consolidations and other changes beyond Avaya’s control could have a positive or negative impact on achieving its targets.

The results from step one of the goodwill impairment test indicated that the estimated fair value of two Global Communications Solutions (“GCS”) reporting units was less than the respective carrying value of their net assets (including goodwill) as of March 31, 2009 and as such the Company performed step two of the impairment test for these reporting units. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of the goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

For the six months ended March 31, 2009, the Company recorded an impairment to goodwill of $235 million associated with these GCS reporting units. The impairment was primarily the result of the weakness in the global economy. The reduced valuation of the affected reporting units reflects the additional market risks, higher discount rates and the lower sales forecasts for the Company’s GCS product lines, which is consistent with economic trends. The allocation discussed above is performed only for purposes of assessing goodwill for impairment; accordingly Avaya did not adjust the net book value of the assets and liabilities on its condensed consolidated balance sheet other than goodwill as a result of this process.

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2010

The Company determined that no events occurred or circumstances changed during the six months ended March 31, 2010 that would indicate that the fair value of a reporting unit may be below its carrying amount.

Intangible Assets

Intangible assets include technology, customer relationships, trademarks and trade-names and other intangibles. Intangible assets with finite lives are amortized using straight-line and accelerated amortization methods in a manner which reflects the pattern in which the economic benefits of the tangible assets are consumed over the estimated economic lives of the assets.

The Company’s intangible assets consist of:

	March 31, 2010				September 30, 2009
In millions	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net
Existing technology, patents and licenses	$1,371	$628	$—	$743	$1,183	$486	$—	$697
Customer relationships and other intangibles	2,273	493	—	1,780	1,970	386	—	1,584
Trademarks and trade names	545	—	190	355	545	—	190	355

Total intangible assets	$4,189	$1,121	$190	$2,878	$3,698	$872	$190	$2,636

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

March 31, 2009

Prior to the goodwill testing discussed above, the Company tested its intangible assets with indefinite lives in accordance with GAAP as of March 31, 2009. GAAP requires that the fair value of intangible assets with indefinite lives be compared to the carrying value of those assets. In situations where the carrying value exceeds the fair value of the intangible asset, an impairment loss equal to the difference is recognized. The Company estimates the fair value of its indefinite-lived intangible assets using an income approach; specifically, based on discounted cash flows.

The estimated fair value of the Company’s indefinite-lived intangible assets using the discounted cash flows model was $355 million and accordingly, the Company recorded an impairment charge of $60 million related to trademark and trade name indefinite-lived intangible assets for the six months ended March 31, 2009. The impairment was predominantly the result of the weakness in the global economy. The reduced valuation of these intangible assets reflects the additional market risks, higher discount rates and the lower sales forecasts associated with these indefinite-lived intangible assets consistent with economic trends at the time.

March 31, 2010

The Company determined that no events occurred or circumstances changed during the six months ended March 31, 2010 that would indicate that its indefinite-lived intangible assets may be impaired.

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Future expected amortization expense of intangible assets for the years ending September 30 is as follows:

In millions	Estimated future amortization expense
Remainder of fiscal 2010	$261
2011	482
2012	409
2013	276
2014	265
2015 and thereafter	830

Total	$2,523

5. Supplementary Financial Information

Consolidated Statements of Operations Information

	Three months ended March 31,		Six months ended March 31,
In millions	2010	2009	2010	2009
OTHER INCOME, NET
Interest income	$1	$2	$3	$5
Gain on foreign currency transactions	1	—	2	9
Other, net	(1)	(2)	—	(4)

Total other income, net	$1	$—	$5	$10

COMPREHENSIVE LOSS
Net loss	$(281)	$(401)	$(417)	$(491)
Other comprehensive income:
Pension, postretirement and postemployment benefit-related items	8	(2)	15	(4)
Cumulative translation adjustment	43	7	67	(47)
Unrealized gain (loss) on term loan interest rate swap	8	28	29	(69)
Unrealized gain (loss) on investments, net	1	(2)	1	(5)

Total comprehensive loss	$(221)	$(370)	$(305)	$(616)

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Consolidated Balance Sheet Information

In millions	March 31, 2010	September 30, 2009
PROPERTY, PLANT AND EQUIPMENT, NET
Land and improvements	$36	$35
Buildings and improvements	279	247
Machinery and equipment	240	183
Rental equipment	157	143
Assets under construction	6	4
Internal use software	116	108

Total property, plant and equipment	834	720
Less: Accumulated depreciation and amortization	(354)	(301)

Property, plant and equipment, net	$480	$419

Included in buildings and improvements is $26 million under a capital lease related to an office facility acquired in the Acquisition.

6. Business Restructuring Reserves and Programs

Fiscal 2010 Restructuring Program

During the first quarter of fiscal 2010, in response to the global economic climate and in anticipation of the acquisition of NES, the Company began implementing initiatives designed to streamline the operations of the Company and generate cost savings, and developed initiatives to eliminate overlapping processes and expenses associated with the acquisition of NES. During the second quarter of fiscal 2010, the Company exited certain facilities and involuntarily terminated or relocated certain employees. Restructuring charges recorded during the three and six months ended March 31, 2010 were $68 million and $83 million, respectively, and include employee separation costs associated with involuntary employee severance actions in Europe, Middle East and Africa (“EMEA”), and the U.S., as well as costs associated with closing or consolidating facilities. The headcount reductions and related payments identified in this action are expected to be completed in fiscal 2011. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities are expected to continue through fiscal 2017. As the Company continues to evaluate the NES acquisition and identify synergies, additional restructuring opportunities under the fiscal 2010 restructuring program may be identified. Any charges related to these opportunities will be recorded in the period in which these opportunities become probable and estimable.

The following table summarizes the components of the fiscal 2010 restructuring program during the six months ended March 31, 2010:

In millions	Employee Separation Costs	Lease Obligations	Total
2010 restructuring charges	$71	$12	$83
Reserves acquired with NES	—	6	6
Cash payments	(14)	(3)	(17)
Impact of foreign currency fluctuations	(1)	—	(1)

Balance as of March 31, 2010	$56	$15	$71

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Fiscal 2009 Restructuring Program

During fiscal 2009, as a response to the global economic downturn, the Company began implementing initiatives designed to streamline the operations of the Company and generate cost savings, which include exiting facilities and involuntarily terminating or relocating employees. Restructuring charges recorded during fiscal 2009 associated with these initiatives were $160 million and include employee separation costs primarily associated with involuntary employee severance actions in Germany, as well as in the EMEA and U.S. regions. The headcount reductions and related payments identified in this action are expected to be completed in fiscal 2011. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities are expected to continue through fiscal 2020.

The following table summarizes the components of the fiscal 2009 restructuring program during the six months ended March 31, 2010:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of September 30, 2009	$112	$8	$120
Adjustments	(1)	—	(1)
Cash payments	(52)	(2)	(54)
Impact of foreign currency fluctuations	(6)	—	(6)

Balance as of March 31, 2010	$53	$6	$59

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

The following table summarizes the components of this reserve during the six months ended March 31, 2010:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of September 30, 2009	$45	$49	$94
Adjustments	1	—	1
Cash payments	(15)	(4)	(19)
Impact of foreign currency fluctuations	(2)	(1)	(3)

Balance as of March 31, 2010	$29	$44	$73

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

7. Financing Arrangements

In connection with the Merger on October 26, 2007, the Company entered into the following borrowing arrangements with several financial institutions, which arrangements were amended December 18, 2009 in connection with the NES acquisition. Long-term debt under these borrowing arrangements consists of the following:

In millions	March 31, 2010	September 30, 2009
Senior secured term B-1 loans	$3,681	$3,700
Senior secured incremental term B-2 loans	715	—
9.75% senior unsecured cash pay notes due 2015	700	700
10.125%/10.875% senior unsecured PIK toggle notes due 2015	791	750

	5,887	5,150
Debt maturing within one year	48	38

Long-term debt	$5,839	$5,112

Senior Secured Credit Facility

The senior secured credit facility consists of (a) a senior secured multi-currency revolver allowing for borrowings of up to $200 million, (b) a $3,800 million senior secured term loan (the “term B-1 loans”), which was drawn in full on the closing date of the Merger, and (c) a $1,000 million incremental senior secured term loan (the “incremental term B-2 loans”), which was drawn in full at an original issue discount of 20.0% on December 18, 2009. The senior secured multi-currency revolver includes borrowing capacity available for letters of credit and for short-term borrowings, referred to as swingline loans, and is available in euros in addition to dollars. Borrowings are guaranteed by Parent and substantially all of the Company’s U.S. subsidiaries. The facility is secured by substantially all assets of Parent, the Company and the subsidiary guarantors. As of March 31, 2010 there were no amounts outstanding under the senior secured multi-currency revolver.

In connection with the financing of the Acquisition, the Company received $800 million in exchange for incremental term B-2 loans payable with a face value of $1,000 million and detachable warrants to purchase 61.5 million shares of the Parent’s common stock. The incremental term B-2 loans bear interest at a rate equal to, at Avaya’s option, either (1) a LIBOR rate (subject to a floor of 3.0%) plus a margin of 7.5%, or (2) a base rate (subject to a floor of 4.0%) plus a margin of 6.5%. Except with respect to interest rates, the new term loans have substantially the same terms as the existing term B-1 loans, including the maturity dates, security interests, amortization, covenants and events of default. The terms of the incremental term B-2 loans were negotiated and agreed during the spring of 2009 at the time Avaya submitted its stalking horse bid for the Acquisition, and based on the agreed terms in relation to the market conditions existing at the time, the discount from the face amount of the loans was determined. In addition to receiving payments of principal and interest, upon funding of their loans at the closing of the Acquisition, Avaya’s financing sources that committed to provide the new term loans in July 2009 in connection with Avaya’s proposal to purchase NES received an aggregate commitment fee of $16 million. Proceeds from the issuance of the incremental term B-2 loans and associated warrants, net of commitment fees and reimbursement of the creditors’ costs of $1 million, was $783 million.

In accordance with GAAP, the Company allocated the net proceeds received at closing between debt and warrants based on their relative fair values. The estimated fair value of the incremental term B-2 loans on December 18, 2009 was $1,096 million and was estimated using a discounted cash flow analysis based on the

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Company’s current incremental borrowing rates for similar types of borrowing arrangements (e.g. a Level 2 Input). The warrants have a term of 10 years, have an exercise price of $3.25 per share and an aggregate estimated fair value of $114 million. The fair value of each warrant was determined utilizing the Cox-Ross-Rubinstein (“CRR”) binomial option under the following assumptions: estimated fair value of underlying stock of $3.00; expected term to exercise of 10 years; expected volatility of 48.8%; risk-free interest rate of 3.6%; and no dividend yield. The Company allocated the net cash proceeds of $783 million received to the incremental term B-2 loans and the warrants based on their relative fair values, or $709 million and $74 million, respectively. The difference between the carrying value of the incremental term B-2 loans as calculated and the $1,000 million face value of the incremental term B-2 loans will be accreted over the term of the debt as interest expense using the effective interest rate method. At March 31, 2010, the incremental term B-2 loans had a carrying value of $715 million which included $11 million of accreted interest expense for the period December 18, 2009 through March 31, 2010.

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

In accordance with its debt agreements, the Company was required to file a registration statement with the SEC to provide for the exchange of the senior unsecured notes for publicly registered securities having similar terms to the senior unsecured notes. The agreements provided that the Company use reasonable efforts to have such registration statement effective and the exchange offer completed prior to October 24, 2009 (the “Effectiveness Date”). Since the exchange offer was not completed by that date, the Company was required to pay additional interest on the senior unsecured notes at the rate of $0.05 per week per $1,000 principal amount for the first 90-day period immediately following the Effectiveness Date, and such rate was due to increase by an additional $0.05 per week per $1,000 principal amount with respect to each subsequent 90-day period until the exchange

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

offer was completed, up to a maximum additional interest rate of $0.10 per week per $1,000 principal amount. As discussed in Note 1, Avaya’s initial registration statement was declared effective January 14, 2010 and the Company subsequently completed the exchange offer on February 12, 2010. The additional interest expense associated with this debt of $1 million was expensed through September 30, 2009 when such additional interest became probable in accordance with GAAP.

For the periods May 1, 2009 through October 31, 2009 and November 1, 2009 through April 30, 2010, the Company has elected to pay interest in kind on its senior PIK toggle notes. PIK interest of $41 million was added, and PIK interest of $43 million will be added, for these periods, respectively, to the principal amount of the senior unsecured notes effective November 1, 2009 and May 1, 2010, respectively, and will be payable when the senior unsecured notes become due. At March 31, 2010, the principal amount due under the PIK toggle notes includes $41 million of PIK interest. On April 30, 2010, the Company delivered notice to its creditors that, with respect to the interest period of May 1, 2010 to October 31, 2010, the Company will make such payments in cash interest.

Senior Secured Asset-Based Credit Facility

The Company’s senior secured multi-currency asset-based revolving credit facility allows for borrowings of up to $335 million, subject to availability under a borrowing base, of which $150 million may be in the form of letters of credit. The borrowing base at any time equals the sum of 85% of eligible accounts receivable plus 85% of the net orderly liquidation value of eligible inventory, subject to certain reserves and other adjustments. The Company and substantially all of its U.S. subsidiaries are borrowers under this facility, and borrowings are guaranteed by Parent, the Company and substantially all of the Company’s U.S. subsidiaries. The facility is secured by substantially all assets of Parent, the Company and the subsidiary guarantors. The senior secured multi-currency asset based revolving credit facility also provides the Company with the right to request up to $100 million of additional commitments under this facility. The principal amount outstanding under this facility is payable in full on October 26, 2013. At March 31, 2010 and September 30, 2009, there were no borrowings under this facility. At March 31, 2010 and September 30, 2009 there were $53 million and $47 million of letters of credit issued in the ordinary course of business under the senior secured multi-currency revolver resulting in remaining availability of $123 million and $200 million, respectively.

As of March 31, 2010, the Company was not in default under any of its borrowing arrangements.

Capital Lease Obligations

Included in other liabilities is $26 million of capital lease obligations, including $25 million associated with an office facility assumed in the acquisition of NES.

8. Derivatives and Other Financial Instruments

Interest Rate Swaps

The Company uses interest rate swaps to manage the amount of its floating rate debt in order to reduce its exposure to variable rate interest payments associated with the senior secured credit facility. The interest rate swaps are designated as cash flow hedges. The fair values of the interest rate swaps are reflected as an asset or liability in the Consolidated Balance Sheets reported as a component of other comprehensive loss and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instrument representing hedge ineffectiveness are recognized in current earnings. The fair values of the interest rate swaps are estimated as the net present value of their projected cash flows at the balance sheet date.

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The details of these swaps are as follows:

In millions	Effective Date	Maturity Date	Notional Amount	Floating Rate Received by Avaya	Fixed Rate Paid by Avaya
3-year swap	November 26, 2007	November 26, 2010	1,000	3-month LIBOR	4.379%
4-year swap	November 26, 2007	November 26, 2011	200	3-month LIBOR	4.485%
5-year swap	November 26, 2007	November 26, 2012	300	3-month LIBOR	4.591%

Notional amount—2007 swaps			1,500
2.5-year swap	May 27, 2008	November 26, 2010	250	3-month LIBOR	2.984%

Notional amount—2008 swaps			250

Notional amount—Total			$1,750

The following table summarizes the (gains) and losses of the interest rate contracts qualifying and designated as cash flow hedging instruments:

	Three months ended March 31,		Six months ended March 31,
In millions	2010	2009	2010	2009
(Gain) loss on interest rate swaps
Recognized in other comprehensive income	$(8)	$(28)	$(29)	$69

Reclassified from accumulated other comprehensive income into interest expense	$17	$16	$41	$27

Recognized in operations (ineffective portion)	$—	$—	$—	$—

The Company expects to reclassify approximately $54 million from accumulated other comprehensive income into expense in the next twelve months related to the Company’s interest rate swaps based on the projected borrowing rates at March 31, 2010.

Foreign Currency Forward Contracts

The Company utilizes foreign currency forward contracts primarily to manage short-term exchange rate exposures on certain receivables, payables and intercompany loans residing on foreign subsidiaries’ books, which are denominated in currencies other than the subsidiary’s functional currency. When those items are revalued into the subsidiaries’ functional currencies at the month-end exchange rates, the fluctuations in the exchange rates are recognized in the Consolidated Statements of Operations as other income (expense), net. Changes in the fair value of the Company’s foreign currency forward contracts used to offset these exposed items are also recognized in the Consolidated Statements of Operations as other income, net in the period in which the exchange rates change.

The gains and (losses) of the foreign currency forward contracts included in other income, net were $22 million and $(1) million for the three months ended March 31, 2010 and March 31, 2009, respectively, and $30 million and $(30) million for the six months ended March 31, 2010 and March 31, 2009, respectively.

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table summarizes the estimated fair value of derivatives:

In millions	March 31, 2010			September 30, 2009
Balance Sheet Location	Total	Foreign Currency Forward Contracts	Interest Rate Swaps	Total	Foreign Currency Forward Contracts	Interest Rate Swaps
Other current assets	$6	$6	$—	$3	$3	$—
Other current liabilities	(58)	(4)	(54)	(79)	(6)	(73)
Other non-current liabilities	(15)	—	(15)	(26)	—	(26)

Net (Liability) Asset	$(67)	$2	$(69)	$(102)	$(3)	$(99)

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

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Asset and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and September 30, 2009 were as follows:

	March 31, 2010
	Fair Value Measurements Using
In millions	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Current Assets:
Foreign currency forward contracts	$6	$6	$—	$—
Auction rate securities (including Put Option)	16	—	—	16

	$22	$6	$—	$16

Other Non-Current Assets:
Investments	$10	$10	$—	$—

Other Current Liabilities:
Foreign currency forward contracts	$4	$4	$—	$—
Interest rate swaps	54	—	54	—

	$58	$4	$54	$—

Other Non-Current Liabilities:
Interest rate swaps	$15	$—	$15	$—

	September 30, 2009
	Fair Value Measurements Using
In millions	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Current Assets:
Foreign currency forward contracts	$3	$3	$—	$—

Other Non-Current Assets:
Investments	$9	$9	$—	$—

Other Current Liabilities:
Foreign currency forward contracts	$6	$6	$—	$—
Interest rate swaps	73	—	73	—

	$79	$6	$73	$—

Other Non-Current Liabilities:
Interest rate swaps	$26	$—	$26	$—

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Interest Rate Swaps

Interest rate swaps classified as Level 2 liabilities are priced using non-binding market prices that are corroborated by observable market data, or discounted cash flow techniques. These are classified as Level 2 as they are not actively traded and are valued using pricing models that use observable market inputs.

Auction Rate Securities

In the Acquisition, Avaya acquired a subsidiary, Nortel Government Solutions Inc., now called Avaya Government Solutions Inc. (“Avaya Gov”), that owned auction rate securities with a par value of $18 million. During the three months ended March 31, 2010, the Company sold $2 million of the securities, at par. The remaining $16 million of these securities at March 31, 2010 are classified as available for sale securities. These securities are subject to an agreement with an investment firm, which, (1) gives Avaya Gov the right (“Put Option”) to sell these auction rate securities back to the investment firm at par plus any accrued but unpaid dividends, at its sole discretion, at any time during the period from June 30, 2010 through July 2, 2012, and (2) gives the investment firm the right to purchase these auction rate securities or sell them on Avaya Gov’s behalf at par plus any accrued but unpaid dividends at any time through July 2, 2012. Avaya measures the Put Option under the fair value option of ASC 825, “Financial Instruments.” There was no material gain or loss associated with the valuation of these securities for the period December 19, 2009 through March 31, 2010. It is anticipated that any future changes in the fair value of the Put Option will be offset by the changes in the fair value of the related auction rate securities with no material net impact to the results of operations. The Put Option will continue to be measured at fair value utilizing Level 3 inputs until the earlier of its maturity or exercise.

The following table presents the changes in the Level 3 fair value category for the six months ended March 31, 2010:

In millions	September 30, 2009	Acquired from NES	Net Realized/ Unrealized Gains (Losses) included in		Purchases, Sales, Issuances and (Settlements)	Transfers in and/or (out of Level 3	March 31, 2010
			Earnings	Other
Assets:
Auction Rate Securities (including Put Option)	$—	$18	$—	$—	$(2)	$—	$16

Fair Value of Financial Instruments

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximate carrying values because of the short-term nature of these instruments.

During three months ended March 31, 2010, following the effectiveness of the Company’s Registration Statement on Form S-4 and the completion of the related exchange offer, the market for the Company’s debt became active. As such, the Company changed the valuation technique for the borrowing arrangements to a market approach using quoted market prices. Accordingly, the fair values of the amounts borrowed under the Company’s financing arrangements at March 31, 2010 were estimated using a Level 1 input instead of Level 2 discounted cash flow analysis input used in earlier periods.

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The estimated fair values of the amounts borrowed under the Company’s credit facilities at March 31, 2010 and September 30, 2009 are as follows:

	March 31, 2010		September 30, 2009
In millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior secured term B-1 loan	$3,681	$3,266	$3,700	$3,161
Senior secured incremental term B-2 loans	715	1,013	—	—
9.75% senior unsecured cash pay notes due 2015	700	698	700	697
10.125%/10.875% senior unsecured PIK toggle notes due 2015	791	781	750	692

Total	$5,887	$5,758	$5,150	$4,550

10. Income Taxes

The benefit from income taxes for the three months ended March 31, 2010 and 2009 was $19 million and $17 million, respectively. The effective benefit rate for the three months ended March 31, 2010 and 2009 was 6.3% and 4.1%, respectively, and differs from the U.S. Federal tax rate primarily due to the effect of taxable income in non-U.S. jurisdictions and due to the valuation allowance established against the Company’s U.S. deferred tax assets.

The benefit from income taxes for the six months ended March 31, 2010 and 2009 was $16 million for each of the periods. The effective benefit rate for the six months ended March 31, 2010 and 2009 was 3.7% and 3.2%, respectively, and differs from the U.S. Federal tax rate primarily due to the effect of taxable income in non-U.S. jurisdictions and due to the valuation allowance established against our U.S. deferred tax assets. Tax expense for the six months ended March 31, 2010 is also impacted by a $10 million reduction in the Company’s unrecognized tax benefits plus the reversal of interest in the amount of $5 million.

On March 23, 2010 the Patient Protection and Affordable Care Act (PPACA) was signed into law, and on March 30, 2010 the Health Care and Education Reconciliation Act of 2010 (H.R. 4872), which makes various amendments to certain aspects of the PPACA, was also signed. The PPACA effectively changes the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D. As a result of the PPACA and H.R. 4872, these subsidy payments will effectively become taxable in tax years beginning after December 31, 2012 or in the Company’s fiscal year ending September 30, 2014. Due to the valuation allowance on the Company’s U.S. deferred tax assets, the signing of the PPACA and H.R. 4872 has no immediate material net financial statement impact.

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

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The components of the pension and postretirement net periodic benefit cost (credit) for the three and six months ended March 31, 2010 and 2009 are provided in the table below:

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits - U.S.
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
In millions	2010	2009	2010	2009	2010	2009
Components of Net Periodic Benefit Cost (Credit)
Service cost	$2	$2	$2	$1	$1	$—
Interest cost	40	44	6	6	9	10
Expected return on plan assets	(46)	(50)	—	(1)	(3)	(2)
Amortization of unrecognized prior service cost	—	—	—	—	1	—
Amortization of previously unrecognized net actuarial loss	9	—	—	—	1	—

Net periodic benefit cost (credit)	$5	$(4)	$8	$6	$9	$8

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits - U.S.
	Six months ended March 31,		Six months ended March 31,		Six months ended March 31,
In millions	2010	2009	2010	2009	2010	2009
Components of Net Periodic Benefit Cost (Credit)
Service cost	$4	$4	$4	$3	$2	$1
Interest cost	80	89	12	11	19	21
Expected return on plan assets	(91)	(100)	—	(1)	(6)	(5)
Amortization of unrecognized prior service cost	—	—	—	—	2	—
Amortization of previously unrecognized net actuarial loss	17	—	—	—	1	—

Net periodic benefit cost (credit)	$10	$(7)	$16	$13	$18	$17

The Company’s general funding policy with respect to its U.S. qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations. For the six month period ended March 31, 2010, the Company made contributions of $5 million to satisfy minimum statutory funding requirements. Estimated payments to satisfy minimum statutory funding requirements for the remainder of fiscal 2010 are $6 million.

The Company provides certain pension benefits for U.S. employees, which are not pre-funded, and certain pension benefits for non-U.S. employees, the majority of which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed or premiums are paid. For the six month period ended March 31, 2010, the Company made payments for these U.S. and non-U.S. pension benefits totaling $3 million and $14 million, respectively. Estimated payments for these U.S. and non-U.S. pension benefits for the remainder of fiscal 2010 are $4 million and $5 million, respectively.

During the first quarter of fiscal 2010, the Company contributed $12 million to the represented employees’ post-retirement health trust, thus fulfilling its remaining contractual obligation in compliance with the terms of the 2006 Agreement between the Company and the CWA. In compliance with the terms of the 2009 Agreement

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

between the Company and the CWA, the Company contributed $17 million during the second quarter of fiscal 2010. The Company expects to make contributions under the 2009 Agreement of $21 million for the remainder of fiscal 2010.

The Company also provides certain retiree medical benefits for U.S. employees that are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed. For the six month period ended March 31, 2010, the Company made payments totaling $10 million for these retiree medical benefits. Estimated payments for these retiree medical benefits for the remainder of fiscal 2010 are $7 million.

12. Share-based Compensation

The Sierra Holdings Corp. Amended and Restated 2007 Equity Incentive Plan (“2007 Plan”) governs the issuance of equity awards, including restricted stock units (“RSUs”) and stock options, to eligible plan participants. Key employees, directors, and consultants of the Company may be eligible to receive awards under the 2007 Plan. Each stock option, when vested and exercised, and each RSU, when vested, entitles the holder to receive one share of the Parent’s stock, subject to certain restrictions on their transfer and sale as defined in the 2007 Plan and the related award agreements. As of March 31, 2010, the Parent had authorized the issuance of up to 49,848,157 shares of its stock under the 2007 Plan, in addition to 2,924,125 shares underlying certain continuation awards that were permitted to be issued at the time of the Merger. There remained 7,482,588 shares available for grant under the 2007 Plan as of March 31, 2010.

Option Awards

2010 Awards

In conjunction with the acquisition of NES and to provide employee retention during the integration of NES, the Company granted 7,445,750 time-based and 2,574,250 “multiple-of-money” options to purchase stock of the Parent to certain key employees of Avaya and to certain key employees of NES who became employees of Avaya upon completion of the Acquisition. In addition, during the six months ended March 31, 2010, the Company granted 1,907,750 time-based and 1,027,250 multiple of money options in the ordinary course of business. All of the options have an exercise price of $3.00 per share and expire ten years from the date of grant or upon cessation of employment, in which event there are limited exercise provisions allowed for vested options.

3,503,500 of the time-based options granted during the six months ended March 31, 2010 vest over their performance periods, generally four years. The other 5,850,000 time-based options granted during the six months ended March 31, 2010 vested 20% on December 18, 2009, the date on which the closing of the Acquisition was completed, and will vest 20% annually thereafter for the following four years. Compensation expense equal to the fair value of the option measured on the grant date is recognized utilizing graded attribution over the requisite service period.

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

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

In November 2009, the Board approved a stock option exchange program through which individuals holding stock options having exercise prices of $5.00 and $3.80 per share could exchange them on a one-option-for-one-option basis, for replacement options with an exercise price of $3.00 per share, the fair value of the underlying shares at the time of exchange, and with new vesting terms. The replacement options issued to participants in the exchange program include time-based and market-based multiple-of-money options. The time-based options vest ratably over four years following the date of exchange. The multiple-of-money options vest upon the achievement of defined returns on the Sponsors’ initial investment in the Parent. The tender offer was closed on November 16, 2009 and 28,595,000 options were tendered for exchange and have an effective exchange date of November 17, 2009. The Company has treated the stock option exchange as a modification of the terms of the options tendered for exchange. For financial reporting purposes, the Company will expense the incremental fair value for all unvested and modified options as these options vest. The incremental fair value of the modification was determined as the difference in the fair value of each option immediately before and after the modification using the CRR binomial model. The unrecognized incremental compensation related to the time-based options as a result of the modification is $3 million and will be recognized over the four-year vesting period which began November 17, 2009. Because vesting of the multiple-of-money market-based options is outside the control of the Company and the employees, vesting and resulting compensation expense relative to the multiple-of-money options must only be recognized upon the occurrence of a triggering event.

For the six months ended March 31, 2010 and 2009, the Company recognized share-based compensation associated with options issued under the 2007 Plan of $10 million and $4 million, respectively, which is included in costs and operating expenses. For the three months ended March 31, 2010 and 2009, the Company recognized share-based compensation associated with options issued under the 2007 Plan of $4 million and less than $1 million, respectively, which is included in costs and operating expenses.

Restricted Stock Units

The Company has “RSUs” which represent the right to receive one share of the Parent’s stock when fully vested. The fair value of the RSUs was estimated by the Board of Directors on the respective dates of grant.

2010 Awards

In November 2009, the Company granted to its Chief Financial Officer, Anthony Massetti, in connection with his offer of employment 150,000 RSUs, which vest 50% on the first anniversary of the grant date and 25% on each of the second and third anniversaries of the grant date. In accordance with the terms of these RSU grants, following Mr. Massetti’s termination of employment, Parent has the right to purchase from him shares issued on the vesting of these RSUs at a purchase price per share equal to the greater of the fair market value of a share of Parent common stock or $13.00. Further, (i) if Mr. Massetti’s employment is terminated other than for cause, (ii) if he voluntarily resigns for good reason or (iii) upon his death or disability, Mr. Massetti has the right to require Parent to purchase from him any and all of the shares of common stock subject to his vested RSUs at a purchase price per share equal to the greater of the fair market value of a share of Parent common stock and $13.00. If Mr. Massetti exercises this right, then Parent will have the right to defer the payment to a change in control event, as defined in the 2007 Plan. At March 31, 2010, the estimated fair value of each of Mr. Massetti’s RSUs was $13.00.

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

At March 31, 2010, there were 975,789 awarded RSUs outstanding under the 2007 Plan, of which 250,000 were fully vested. In each of the six months ended March 31, 2010 and 2009, the Company recognized share-based compensation associated with RSUs granted under the 2007 Plan of $1 million.

13. Operating Segments

The Company reports its operations in two segments—Global Communications Solutions (“GCS”) and Avaya Global Services (“AGS”). The GCS segment primarily develops, markets, and sells unified communications and contact center solutions by integrating multiple forms of communications, including telephone, e-mail, instant messaging, data and video. The AGS segment develops, markets and sells comprehensive end-to-end global service offerings that allow customers to evaluate, plan, design, implement, optimize, support and manage enterprise communications networks.

For internal reporting purposes the Company’s chief operating decision maker makes financial decisions and allocates resources based on segment margin information obtained from the Company’s internal management systems. Management does not include in its segment measures of profitability selling, general, and administrative expenses, research and development expenses, amortization of intangible assets, and certain discrete items, such as charges relating to restructuring actions, impairment charges, and Acquisition related costs as these costs are not core to the measurement of segment management’s performance, but rather are managed at the corporate level.

Summarized financial information relating to the Company’s reportable segments is shown in the following table:

	Three months ended March 31,		Six months ended March 31,
In millions	2010	2009	2010	2009
REVENUE
Global Communications Solutions	$683	$458	$1,199	$997
Avaya Global Services	641	547	1,187	1,127
Unallocated Amounts (1)	(4)	(5)	(6)	(11)

	$1,320	$1,000	$2,380	$2,113

GROSS MARGIN
Global Communications Solutions	$355	$255	$654	$559
Avaya Global Services	270	255	550	519
Unallocated Amounts (1)	(89)	(67)	(158)	(134)

	536	443	1,046	944

OPERATING EXPENSES
Selling, general and administrative	467	308	833	656
Research and development	116	74	197	152
Amortization of intangible assets	57	50	107	100
Impairment of long-lived assets	—	—	16	2
Impairment of indefinite-lived intangible assets	—	60	—	60
Goodwill impairment	—	235	—	235
Restructuring charges, net	68	33	83	51
Acquisition-related costs	2	—	19	—

	710	760	1,255	1,256

OPERATING LOSS	(174)	(317)	(209)	(312)
INTEREST EXPENSE AND OTHER INCOME, NET	(126)	(101)	(224)	(195)

LOSS BEFORE INCOME TAXES	$(300)	$(418)	$(433)	$(507)

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(1)	Unallocated Amounts in Gross Margin include the amortization of technology intangible assets that are not identified with a specific segment. Unallocated Amounts in Revenue and Gross Margin also include the impacts of certain fair value adjustments recorded in purchase accounting in connection with the Merger.

Property, plant and equipment, net by geographic area is as follows:

In millions	March 31, 2010	September 30, 2009
North America:
U.S.	$307	$249
Canada	11	1

Total North America	318	250

Outside North America:
Germany	88	109
EMEA (excluding Germany)	26	22

Total EMEA	114	131
APAC—Asia Pacific	38	28
CALA—Central and Latin America	10	10

Total outside North America	162	169

Total	$480	$419

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

Securities Litigation

In April and May of 2005, purported class action lawsuits were filed in the U.S. District Court for the District of New Jersey against Avaya and certain of its officers, alleging violations of the federal securities laws. The actions purport to be filed on behalf of purchasers of Avaya common stock during the period from October 5, 2004 (the date of the Company’s signing of the agreement to acquire Tenovis Germany GmbH) through April 19, 2005, when the Company’s common stock was traded on the New York Stock Exchange.

The complaints, which are substantially similar to one another, allege, among other things, that the plaintiffs were injured by reason of certain allegedly false and misleading statements made by Avaya relating to the cost of the integration of Tenovis Germany GmbH, which was acquired in December 2004, the disruption caused by changes in the delivery of the Company’s products to the market and reductions in the demand for Avaya products in the U.S., and that based on the foregoing Avaya had no basis to project its stated revenue goals for fiscal 2005. The complaints seek compensatory damages plus interest and attorneys’ fees. In August 2005, the court entered an order identifying a lead plaintiff and lead plaintiff’s counsel. A consolidated amended complaint

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

was filed in October 2005. Pursuant to a scheduling order issued by the District Court, defendants filed their motion to dismiss the consolidated complaint in December 2005. In September 2006, the District Court granted defendants’ motion to dismiss the case in its entirety and with prejudice, which was appealed by the plaintiffs. The Third Circuit Court of Appeals issued a decision in April 2009, affirming in part and reversing in part, the District Court’s decision. Although the appeals court’s decision dismissed most of plaintiffs’ claims, a portion of the complaint alleging that one of the defendants in March 2005 made a misleading statement about price competition has been remanded to the District Court for further proceeding. The court thus limited the class period to the time of March 3, 2005 to April 19, 2005. The parties have entered into a memorandum of understanding and proposed settlement agreement to resolve this matter. It is anticipated that they will submit to the court the proposed settlement agreement for preliminary approval. If the court grants such approval, the parties will seek final approval of the settlement which will dispose of this case. However, there can be no guarantees that the court will approve the settlement or that another party will not object to the fairness of the settlement, which may impact the terms of the settlement or the decision of the parties to settle the case at all.

Government Subpoenas

On May 3, 2005, the Company received a subpoena from the Office of Inspector General, U.S. General Services Administration, relating to a federal investigation of the Company’s billing for telecommunications equipment and maintenance services. The subpoena requests records from the period January 1, 1990 to the date of the subpoena. The Company has cooperated with the government and has produced information in response to the subpoena. The Company believes that it has valid defenses to the government’s claims and that the government’s assumptions underlying its claims of improper billing are inaccurate. Nonetheless, the Company has cooperated with the government in an effort to resolve this matter. The Company cannot be assured that it will reach an amicable resolution with the government. Therefore, at this time the Company cannot determine if this matter will have an effect on its business or, if it does, whether its outcome will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Antitrust Litigation

In 2006, the Company instituted an action in the U.S. District Court, District of New Jersey, against defendants Telecom Labs, Inc., TeamTLI.com Corp. and Continuant Technologies, Inc. and subsequently amended its complaint to include certain individual officers of these companies as defendants. Defendants purportedly provide maintenance services to customers who have purchased or leased the Company’s communications equipment. The Company asserts in its amended complaint that, among other things, defendants, or each of them, have engaged in tortious conduct and/or violated federal intellectual property laws by improperly accessing and utilizing the Company’s proprietary software, including passwords, logins and maintenance service permissions, to perform certain maintenance services on the Company’s customers’ equipment. Defendants have filed a counterclaim against the Company, alleging a number of tort claims and alleging that the Company has violated the Sherman Act’s prohibitions against anticompetitive conduct through the manner in which the Company sells its products and services. The Company filed a motion to dismiss the federal anticompetitive claims, which the court granted in part and denied in part. Defendants filed a motion to dismiss the Company’s claims to the extent they assert violations of the federal Digital Millennium Copyright Act. The court denied Defendants’ motion in its entirety. Defendants also filed a motion to amend their complaint, which was denied in part and affirmed in part. The parties have engaged in extensive discovery and motion practice to, among other things, amend pleadings and compel and oppose discovery requests. At this point in the proceeding, discovery on the Company’s claims and the defendants’ surviving counter-claims continues. Therefore, at this time an outcome cannot be predicted and, as a result, the Company cannot be assured that this case will not have a material adverse effect on the manner in which it does business, its financial position, results of operations or cash flows.

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Intellectual Property

In April 2009, Web Telephony LLC filed a complaint for patent infringement against the Company and several other corporations in the Eastern District of Texas. Web Telephony LLC alleges that defendants have infringed its patent with respect to telecommunications using a web browser. It seeks to recover for alleged reasonable royalties, attorneys’ fees and enhanced damages. The Company has filed an answer to the complaint. This matter is in its very early stages, and at this time the Company cannot determine if this matter will have an effect on its business or, if it does, whether its outcome will have a material adverse effect on its financial position, results of operations or cash flow.

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

In April 2010, Vtrax Technologies Licensing, Inc. filed a complaint for patent infringement against the Company and several other corporations in the Southern District of Florida, alleging infringement of a patent with respect to certain of the Company’s contact center software and methods. It seeks injunctive relief, damages for the alleged infringement, including treble damages and costs of suit, including attorneys’ fees. The Company will likely file an answer in May 2010. This matter is in its very early stages, and at this time the Company cannot determine if this matter will have an effect on Avaya’s business or, if it does, whether its outcome will have a material adverse effect on its financial position, results of operations or cash flow.

Other

In August 2007, CIT Communications Finance Corp. (“CIT”), instituted an arbitration proceeding, alleging that the Company breached a number of agreements dating back to 1998, including agreements wherein CIT Corp. purchased a certain number of customer leases from the Company’s predecessor, Lucent. CIT filed amended claims in August 2007 and then in June 2008. CIT alleges that the Company and Lucent breached provisions in the agreements, including representations, warranties and covenants regarding the nature of the assets CIT purchased. An arbitration hearing is currently scheduled for June 2010. This matter is in the discovery phase of the proceeding, an outcome cannot be predicted and, as a result, the Company cannot be assured that this case will not have a material adverse effect on its financial position, results of operations or cash flows.

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

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In October 2009, a group of 85 former employees of Avaya’s former Shreveport, Louisiana manufacturing facility brought suit in Louisiana state court, naming as defendants Alcatel-Lucent USA, Inc., Lucent Technologies Services Company, Inc., and AT&T Technologies, Inc. The former employees allege hearing loss due to hazardous noise exposure from the facility dating back over forty years, and stipulate that the total amount of each individual’s damages does not exceed fifty thousand dollars. In February 2010 plaintiffs amended their complaint and added an additional 10 former employees as plaintiffs, raising the total number of plaintiffs to 95, and added Avaya Inc. as a named defendant. In April 2010, plaintiffs sought leave of court to add an additional 10 plaintiffs. This matter is in the very early phases of discovery. The Company cannot determine if this matter will have an effect on our business, or, if it does, whether its outcome will have a material adverse effect on our financial position, results of operations or cash flow.

In October 2002, Nortel Government Solutions Inc., since the Acquisition renamed Avaya Government Solutions Inc., (“Avaya Gov”), a wholly-owned subsidiary of the Company, was awarded a $17 million fixed price contract by Mecklenberg County, North Carolina (the “County”) to provide an Integrated Criminal Justice Information System. On July 12, 2007, the County filed a complaint against Avaya Gov in North Carolina state court claiming damages of $10 million plus $3 million in additional costs incurred due to delay and alleged problems it was having in the testing phase of the project. The claims included breach of contract, breach of the implied duty of good faith and fair dealing, fraud, unfair and deceptive trade practices and negligent misrepresentation. In August 2007, the case was removed to federal court, and Avaya Gov filed counterclaims against the County for breach of contract seeking recovery of unpaid amounts due Avaya Gov. At that time, it also filed a motion to dismiss the County’s complaint. In April 2008, the district court dismissed all the claims alleging fraud and misrepresentation, leaving only the breach of contract and breach of the implied duty of good faith and fair dealing. The case is now in the discovery phase. At this time, the Company cannot be certain that this matter will not have a material adverse effect on its financial position, results of operations or cash flows.

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

In millions
Balance as of September 30, 2009	$21
Reductions for payments and costs to satisfy claims	(16)
Accruals for warranties issued during the period	12
Reserves acquired with NES	38
Adjustments	(5)

Balance as of March 31, 2010	$50

The Company provides indemnifications of varying scope to certain customers against claims of intellectual property infringement made by third parties arising from the use of Avaya’s products. To date, the Company has not incurred any losses as a result of such obligations and it has not accrued any liabilities related to such indemnifications.

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements

Letters of Credit

The Company has uncommitted credit facilities that vary in term totaling $55 million as of March 31, 2010 for the purpose of obtaining third party financial guarantees such as letters of credit which ensure the Company’s performance or payment to third parties. As of March 31, 2010, the Company had outstanding an aggregate of $107 million in irrevocable letters of credit under its committed and uncommitted credit facilities (including $53 million under its $535 million committed credit facilities).

Surety Bonds

The Company arranges for the issuance of various types of surety bonds, such as license, permit, bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. These bonds vary in duration although most are issued and outstanding from six months to three years. These bonds are backed by $12 million of the Company’s letters of credit. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $38 million as of March 31, 2010.

Purchase Commitments and Termination Fees

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and to help assure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that allow them to produce and procure inventory based upon forecasted requirements provided by the Company. If the Company does not meet these specified purchase commitments, it could be required to purchase the inventory, or in the case of certain agreements, pay an early termination fee. As of March 31, 2010, the maximum potential payment under these commitments was approximately $81 million. Historically, the Company has not been required to pay a charge for not meeting its designated purchase commitments with these suppliers.

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

Product Financing Arrangements

The Company sells products to various resellers that may obtain financing from certain unaffiliated third-party lending institutions. For the Company’s product financing arrangement with resellers outside the U.S., in the event participating resellers default on their payment obligations to the lending institution, the Company is obligated under certain circumstances to guarantee repayment to the lending institution. The repayment amount fluctuates with the level of product financing activity. The guaranteed repayment amount was approximately $4 million as of March 31, 2010. The Company reviews and sets the maximum credit limit for each reseller participating in this financing arrangement. Historically, there have not been any guarantee repayments by the Company. The Company has estimated the fair value of this guarantee as of March 31, 2010, and has determined that it is not significant. There can be no assurance that the Company will not be obligated to repurchase inventory under this arrangement in the future.

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Long-Term Cash Incentive Plan

The Parent has established a long-term incentive cash bonus plan (“LTIP”). Under the LTIP, the Parent will make cash awards available to compensate certain key employees upon the achievement of defined returns on the Sponsors’ initial investment in the Parent (a “triggering event”). The Parent has issued LTIP awards covering a total of $60 million, of which $41 million in awards were outstanding as of March 31, 2010. Compensation expense relative to the LTIP awards will be recognized upon the occurrence of a triggering event (e.g., a sale or initial public offering). As of March 31, 2010, no compensation expense associated with the LTIP has been recognized.

Performance Guarantee

In connection with the sales of certain businesses, the Company has assigned its rights and obligations under several real estate leases to the acquiring companies (the “assignees”). The remaining terms of these leases vary from one year to four years. While the Company is no longer the primary obligor under these leases, the lessor has not completely released the Company from its obligation, and holds it secondarily liable in the event that the assignees default on these leases. The maximum potential future payments the Company could be required to make, if all of the assignees were to default as of March 31, 2010, would be approximately $6 million. The Company has assessed the probability of default by the assignees and has determined it to be remote.

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

Transactions with Alcatel-Lucent

Pursuant to the Contribution and Distribution Agreement effective October 1, 2000, Lucent Technologies, Inc. (now Alcatel-Lucent) contributed to the Company substantially all of the assets, liabilities and operations associated with its enterprise networking businesses (the “Company’s Businesses”) and distributed the Company’s stock pro-rata to the shareholders of Lucent. The Contribution and Distribution Agreement, among other things, provides that, in general, the Company will indemnify Alcatel-Lucent for all liabilities including certain pre-distribution tax obligations of Alcatel-Lucent relating to the Company’s Businesses and all contingent liabilities primarily relating to the Company’s Businesses or otherwise assigned to the Company. In addition, the Contribution and Distribution Agreement provides that certain contingent liabilities not allocated to one of the parties will be shared by Alcatel-Lucent and the Company in prescribed percentages. The Contribution and Distribution Agreement also provides that each party will share specified portions of contingent liabilities based upon agreed percentages related to the business of the other party that exceed $50 million. The Company is unable to determine the maximum potential amount of other future payments, if any, that it could be required to make under this agreement.

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

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

15. Guarantor—Non Guarantor financial information

The senior secured credit facility and senior unsecured cash pay and PIK toggle notes are jointly and severally, fully and unconditionally guaranteed by substantially all of the Company’s U.S. subsidiaries (collectively, the “Guarantors”). Each of the Guarantors is 100% owned, directly or indirectly, by the Company. None of the other subsidiaries of the Company, either directly or indirectly, guarantee the senior secured credit facility or the senior unsecured cash pay or PIK toggle notes (“Non-Guarantors”). The Company also unconditionally guarantees the senior secured asset-based credit facility, discussed in Note 7, “Financing Arrangements.” In addition, substantially all of the Company’s U.S. subsidiaries act as co-borrowers and co-Guarantors under the senior secured asset-based credit facility.

The following tables present the financial position, results of operations and cash flows of Avaya Inc. (referred to as “Parent Company” within Note 15 only), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations as of March 31, 2010 and September 30, 2009, and for the three and six months ended March 31, 2010 and 2009 to arrive at the information for the Company on a consolidated basis.

Supplemental Condensed Consolidating Schedule of Operations

	Three months ended March 31, 2010
In millions	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$708	$92	$638	$(118)	$1,320
COST	445	67	390	(118)	784

GROSS MARGIN	263	25	248	—	536

OPERATING EXPENSES
Selling, general and administrative	186	27	254	—	467
Research and development	57	3	56	—	116
Amortization of intangible assets	56	1	—	—	57
Restructuring charges, net	21	—	47	—	68
Acquistion-related costs	2	—	—	—	2

	322	31	357	—	710

OPERATING LOSS	(59)	(6)	(109)	—	(174)
Interest expense	(121)	(5)	(1)	—	(127)
Other income, net	(4)	(1)	6	—	1

LOSS BEFORE INCOME TAXES	(184)	(12)	(104)	—	(300)
Provision for (benefit from) income taxes	2	1	(22)	—	(19)
Equity in net loss of consolidated subsidiaries	(95)	—	—	95	—

NET LOSS	(281)	(13)	(82)	95	(281)
Less net income attributable to noncontrolling interests	—	—	1	—	1

NET LOSS ATTRIBUTABLE TO AVAYA INC.	$(281)	$(13)	$(83)	$95	$(282)

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Supplemental Condensed Consolidating Schedule of Operations

	Three months ended March 31, 2009
In millions	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$557	$28	$466	$(51)	$1,000

COST	307	28	273	(51)	557

GROSS MARGIN	250	—	193	—	443

OPERATING EXPENSES
Selling, general and administrative	100	2	206	—	308
Research and development	43	4	27	—	74
Amortization of intangible assets	50	—	—	—	50
Impairment of indefinite-lived intangible assets	60	—	—	—	60
Goodwill impairment	235	—	—	—	235
Restructuring charges, net	23	—	10	—	33

	511	6	243	—	760

OPERATING LOSS	(261)	(6)	(50)	—	(317)

Interest expense	(96)	(4)	(1)	—	(101)
Other income, net	1	(1)	—	—	—

LOSS BEFORE INCOME TAXES	(356)	(11)	(51)	—	(418)

(Benefit from) provision for income taxes	(22)	—	5	—	(17)
Equity in net loss of consolidated subsidiaries	(67)	—	—	67	—

NET LOSS	(401)	(11)	(56)	67	(401)
Less net income attributable to noncontrolling interests	—	—	—	—	—

NET LOSS ATTRIBUTABLE TO AVAYA INC.	$(401)	$(11)	$(56)	$67	$(401)

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Supplemental Condensed Consolidating Schedule of Operations

	Six months ended March 31, 2010
In millions	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$1,292	$126	$1,148	$(186)	$2,380

COST	791	83	646	(186)	1,334

GROSS MARGIN	501	43	502	—	1,046

OPERATING EXPENSES
Selling, general and administrative	337	37	459	—	833
Research and development	103	6	88	—	197
Amortization of intangible assets	106	1	—	—	107
Impairment of long-lived assets	7	—	9	—	16
Restructuring charges, net	28	—	55	—	83
Acquistion-related costs	19	—	—	—	19

	600	44	611	—	1,255

OPERATING LOSS	(99)	(1)	(109)	—	(209)

Interest expense	(219)	(9)	(1)	—	(229)
Other income, net	(2)	(1)	8	—	5

LOSS BEFORE INCOME TAXES	(320)	(11)	(102)	—	(433)
Provision for (benefit from) income taxes	5	1	(22)	—	(16)
Equity in net loss of consolidated subsidiaries	(94)	—	—	94	—

NET LOSS	(419)	(12)	(80)	94	(417)
Less net income attributable to noncontrolling interests	—	—	2	—	2

NET LOSS ATTRIBUTABLE TO AVAYA INC.	$(419)	$(12)	$(82)	$94	$(419)

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Supplemental Condensed Consolidating Schedule of Operations

	Six months ended March 31, 2009
In millions	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$1,186	$54	$990	$(117)	$2,113

COST	665	52	569	(117)	1,169

GROSS MARGIN	521	2	421	—	944

OPERATING EXPENSES
Selling, general and administrative	242	7	407	—	656
Research and development	88	8	56	—	152
Amortization of intangible assets	100	—	—	—	100
Impairment of long-lived assets	2	—	—	—	2
Impairment of indefinite-lived intangible assets	60	—	—	—	60
Goodwill impairment	235	—	—	—	235
Restructuring charges, net	35	—	16	—	51

	762	15	479	—	1,256

OPERATING LOSS	(241)	(13)	(58)	—	(312)

Interest expense	(197)	(7)	(1)	—	(205)
Other income, net	2	1	7	—	10

LOSS BEFORE INCOME TAXES	(436)	(19)	(52)	—	(507)

(Benefit from) provision for income taxes	(24)	—	8	—	(16)
Equity in net loss of consolidated subsidiaries	(79)	—	—	79	—

NET LOSS	(491)	(19)	(60)	79	(491)

Less net income attributable to noncontrolling interests	—	—	—	—	—

NET LOSS ATTRIBUTABLE TO AVAYA INC.	$(491)	$(19)	$(60)	$79	$(491)

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Supplemental Condensed Consolidating Balance Sheet

	March 31, 2010
In millions	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$378	$11	$187	$—	576
Accounts receivable, net—external	303	50	421	—	774
Accounts receivable—internal	211	174	105	(490)	—
Inventory	107	16	119	—	242
Deferred income taxes, net	—	—	4	—	4
Other current assets	140	67	150	—	357
Internal notes receivable, current	1,377	47	151	(1,575)	—

TOTAL CURRENT ASSETS	2,516	365	1,137	(2,065)	1,953

Property, plant and equipment, net	274	33	173	—	480
Deferred income taxes, net	—	—	12	—	12
Intangible assets, net	2,741	38	99	—	2,878
Goodwill	4,113	—	—	—	4,113
Other assets	192	10	38	—	240
Investment in consolidated subsidiaries	(1,108)	(17)	23	1,102	—

TOTAL ASSETS	$8,728	$429	$1,482	$(963)	$9,676

LIABILITIES
Current liabilities:
Debt maturing within one year—external	$48	$—	$—	$—	$48
Debt maturing within one year—internal	218	335	1,022	(1,575)	—
Accounts payable—external	232	25	188	—	445
Accounts payable—internal	190	80	220	(490)	—
Payroll and benefit obligations	156	18	151	—	325
Deferred revenue	500	16	93	—	609
Business restructuring reserve, current portion	35	2	105	—	142
Other current liabilities	269	8	116	—	393

TOTAL CURRENT LIABILITIES	1,648	484	1,895	(2,065)	1,962

Long-term debt	5,839	—	—	—	5,839
Benefit obligations	1,666	—	393	—	2,059
Deferred income taxes, net	133	—	1	—	134
Business restructuring reserve, non-current portion	32	3	26	—	61
Other liabilities	205	23	140	—	368

TOTAL NON-CURRENT LIABILITIES	7,875	26	560	—	8,461

DEFICIENCY
TOTAL AVAYA STOCKHOLDER’S DEFICIENCY	(795)	(81)	(1,021)	1,102	(795)
Noncontrolling interest	—	—	48	—	48

TOTAL DEFICIENCY	(795)	(81)	(973)	1,102	(747)

TOTAL LIABILITIES AND DEFICIENCY	$8,728	$429	$1,482	$(963)	$9,676

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Supplemental Condensed Consolidating Balance Sheet

	September 30, 2009
In millions	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$376	$2	$189	$—	567
Accounts receivable, net—external	312	3	340	—	655
Accounts receivable—internal	115	170	95	(380)	—
Inventory	68	—	58	—	126
Deferred income taxes, net	—	—	7	—	7
Other current assets	84	—	89	—	173
Internal notes receivable, current	1,134	23	150	(1,307)	—

TOTAL CURRENT ASSETS	2,089	198	928	(1,687)	1,528

Property, plant and equipment, net	248	—	171	—	419
Deferred income taxes, net	—	—	13	—	13
Intangible assets, net	2,511	—	125	—	2,636
Goodwill	3,695	—	—	—	3,695
Other assets	303	5	51	—	359
Investment in consolidated subsidiaries	(1,023)	(9)	23	1,009	—

TOTAL ASSETS	$7,823	$194	$1,311	$(678)	$8,650

LIABILITIES
Current liabilities:
Debt maturing within one year—external	$38	$—	$—	$—	$38
Debt maturing within one year—internal	193	325	789	(1,307)	—
Accounts payable—external	190	2	129	—	321
Accounts payable—internal	172	60	148	(380)	—
Payroll and benefit obligations	137	3	125	—	265
Deferred revenue	409	5	52	—	466
Business restructuring reserve, current portion	22	—	126	—	148
Other current liabilities	232	4	98	—	334

TOTAL CURRENT LIABILITIES	1,393	399	1,467	(1,687)	1,572

Long-term debt	5,112	—	—	—	5,112
Benefit obligations	1,634	—	419	—	2,053
Deferred income taxes, net	129	—	5	—	134
Business restructuring reserve, non-current portion	42	—	24	—	66
Other liabilities	210	1	153	—	364

TOTAL NON-CURRENT LIABILITIES	7,127	1	601	—	7,729

DEFICIENCY
TOTAL AVAYA STOCKHOLDER’S DEFICIENCY	(697)	(206)	(803)	1,009	(697)
Noncontrolling interest	—	—	46	—	46

TOTAL DEFICIENCY	(697)	(206)	(757)	1,009	(651)

TOTAL LIABILITIES AND DEFICIENCY	$7,823	$194	$1,311	$(678)	$8,650

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Supplemental Condensed Consolidating Schedule of Cash Flows

	Six months ended March 31, 2010
In millions	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net loss	$(419)	$(12)	$(80)	$94	$(417)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities	404	4	137	—	545
Changes in operating assets and liabilities, net of effects of acquired business	(73)	(4)	(53)	—	(130)
Investment in consolidated subsidiaries	94	—	—	(94)	—

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	6	(12)	4	—	(2)

INVESTING ACTIVITIES:
Capital expenditures	(13)	(1)	(16)	—	(30)
Capitalized software development costs	(20)	(3)	—	—	(23)
Acquisition of NES, net of cash acquired	(534)	37	(308)	—	(805)
Liquidation of securities of long-lived assets	—	2	—	—	2
Proceeds from sale of long-lived assets	2	—	6	—	8
Purchase of securities available for sale	—	—	(3)	—	(3)
Restricted cash	—	—	1	—	1

NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(565)	35	(320)	—	(850)

FINANCING ACTIVITIES:
Net proceeds from incremental B-2 term loans and warrants	783	—	—	—	783
Capital contribution from Parent	125	—	—	—	125
Debt issuance costs	(5)	—	—	—	(5)
Repayment of long-term debt	(24)	—	—	—	(24)
Net (repayments) borrowings of intercompany debt	(218)	(14)	232	—	—
Internal capital contribution from Parent Company	(100)	—	100	—	—
Other financing activities, net	—	—	(1)	—	(1)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	561	(14)	331	—	878

Effect of exchange rate changes on cash and cash equivalents	—	—	(17)	—	(17)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2	9	(2)	—	9
Cash and cash equivalents at beginning of period	376	2	189	—	567

Cash and cash equivalents at end of period	$378	$11	$187	$—	$576

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Supplemental Condensed Consolidating Schedule of Cash Flows

	Six months ended March 31, 2009
In millions	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net loss	$(491)	$(19)	$(60)	$79	$(491)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities	566	(1)	62	—	627
Changes in operating assets and liabilities	(56)	3	(1)	—	(54)
Investment in consolidated subsidiaries	79	—	—	(79)	—

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	98	(17)	1	—	82

INVESTING ACTIVITIES:
Capital expenditures	(12)	—	(22)	—	(34)
Capitalized software development costs	(22)	(2)	—	—	(24)
Liquidation of securities available for sale	98	—	—	—	98
Restricted cash	—	—	(22)	—	(22)

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	64	(2)	(44)	—	18

FINANCING ACTIVITIES:
Debt issuance costs	(29)	—	—	—	(29)
Repayment of long-term debt	(53)	—	—	—	(53)
Net (repayments) borrowings of intercompany debt	(25)	18	7	—	—

NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(107)	18	7	—	(82)

Effect of exchange rate changes on cash and cash equivalents	—	—	(31)	—	(31)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	55	(1)	(67)	—	(13)
Cash and cash equivalents at beginning of period	382	3	194	—	579

Cash and cash equivalents at end of period	$437	$2	$127	$—	$566

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our accompanying unaudited interim Consolidated Financial Statements as of March 31, 2010 and for the three and six months ended March 31, 2010 and 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the rules and regulations of the United States Securities and Exchange Commission, or the SEC, for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2009, which were included in our Registration Statement on Form S-4 filed with the SEC on December 23, 2009. In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated.

Certain prior year amounts have been reclassified to conform to the current interim period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

Overview

Avaya is a global leader in business communications systems. The Company provides world-class unified communications solutions, contact center solutions, data networking and related services directly and through its channel partners to leading businesses and organizations around the world. Enterprises of all sizes depend on Avaya for state-of-the-art communications that help improve efficiency, collaboration, customer service and competitiveness.

Avaya is helping to shape the future of business communications by integrating voice, video, mobility, conferencing, collaboration and networking technologies into business applications that provide organizations with the opportunity to be more responsive and successful. Avaya’s open communications products and services help to simplify the complex communications challenges of our customers while enabling them to leverage their existing investments.

Avaya conducts its business operations in two segments: Global Communications Solutions (“GCS”) and Avaya Global Services (“AGS”).

Avaya is a wholly-owned subsidiary of Sierra Holdings Corp., a Delaware corporation (“Parent”). Parent was formed by affiliates of two private equity firms, Silver Lake Partners (“Silver Lake”) and TPG (“TPG”) (collectively, the “Sponsors”). Silver Lake and TPG, through Parent, acquired Avaya in a transaction that was completed on October 26, 2007 (the “Merger”).

Acquisition of Nortel Enterprise Solutions Business of Nortel Networks Corporation

On September 16, 2009, the Company emerged as the winning bidder in bankruptcy court proceedings to acquire the enterprise solutions business (“NES”) of Nortel Networks Corporation for $900 million in cash consideration subject to certain purchase price adjustments as set forth in the acquisition agreements (the “Acquisition”). On December 18, 2009 (the “acquisition date”), Avaya acquired certain assets and assumed certain liabilities of

NES, including all the shares of Nortel Government Solutions Incorporated for $943 million in cash consideration, which included a preliminary working capital adjustment of $43 million primarily related to cash and securities owned by Nortel Government Solutions Incorporated. The Company and Nortel are required to determine the final purchase price post-closing based upon the various purchase price adjustments included in the acquisition agreements. The terms of the Acquisition do not include any significant contingent consideration arrangements. The acquisition of NES expands Avaya’s technology portfolio, enhances its customer base, broadens its indirect sales channel, and provides greater ability to compete globally. See Note 3, “Acquisition of Enterprise Solutions Business of Nortel Networks Corporation” to our unaudited interim Consolidated Financial Statements for further details.

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

Among other things, Avaya’s unified communications portfolio provides:

•

centralized call control for distributed networks of media gateways and a wide range of analog, digital, and IP-based communication devices, giving enterprises the flexibility to introduce advanced IP telephony solutions as needed while retaining their existing infrastructure investments;

•

applications and collaboration tools to support communications across a wide range of platforms, including desktop and laptop computers, mobile devices, and dedicated IP deskphones, allowing business users to work from any location using a variety of public and private networks;

•	messaging platforms enabling migration from traditional voice messaging systems to IP messaging with enterprise-class features, scalability and reliability; and

•

audio conferencing solutions that combine reservation-less, attended, scheduled meet-me and event-based capabilities, as well as sub-conferencing, dial out, blast dial, recording, billing and reporting features.

We believe we are well-positioned to deliver strategic value through the development, deployment and management of applications easily across multi-vendor, multi-location and multi-modal businesses. The Company’s Avaya Aura™ architecture simplifies complex communications networks, reduces infrastructure costs and quickly delivers voice, video, messaging, presence, web applications and more to employees. Using that architecture, organizations are able to develop and deploy communications applications just once because the architecture allows every employee access to any application no matter where they are or what communications device or network they use. These develop-once, extend-anywhere applications and vendor- and premise-agnostic capabilities come on a simple, scalable, secure infrastructure. This helps enterprises to simultaneously reduce costs and increase user productivity and choice.

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

Data Networking

Our data networking business was acquired as part of the Acquisition. Avaya’s data networking portfolio of products offers integrated networking solutions which are scalable across customer enterprises.

Our data networking portfolio includes:

•	Ethernet Switching—a range of Local Area Network (LAN) switches for data center, core, edge, and branch applications;

•	Unified Branch—a range of routers and Virtual Private Network (VPN) appliances that provide a secure connection for branches;

•	Wireless Networking—a cost-effective and scalable solution enabling enterprises to deploy wireless coverage;

•	Access Control—solutions that provide policy decision to enforce role-based access control to the network; and

•	Unified Management—providing support for data and voice networks by simplifying the requirements associated across functional areas.

Avaya has recently expanded and refreshed most of its key data networking offerings. The portfolio is sold globally into enterprises of all types with particular strength in healthcare, education, hospitality, financial services, and local and state government.

Services: Avaya Global Services (AGS)

AGS evaluates, plans, designs, implements, supports, manages and optimizes enterprise communications networks to help customers achieve enhanced business results. The Company’s services portfolio includes product support, consulting and systems integration and managed services that enable customers to optimize and manage their converged communications networks worldwide and achieve enhanced business results. AGS is supported by patented design and management tools and network operations and technical support centers around the world.

The portfolio of AGS services includes:

•

Global Support Services—Avaya monitors and improves customers’ communication network performance by helping to ensure network availability and keeping communication networks current with the latest software releases. In the event of an outage, Avaya’s services team or business partners help customers restore their networks.

•

Professional Services—Avaya planning, design and integration specialists and communications consultants provide solutions that help reduce costs and enhance business agility. Avaya also provides vertical solutions designed to leverage existing product environments, contact centers and unified communication networks.

•	Operations Services—Avaya manages complex multi-vendor, multi-technology networks, optimizes network performance, and manages customers’ communications environments and related assets.

Financial Results Summary

Our revenues for the six months ended March 31, 2010 increased 13% as compared to the six months of the corresponding period in the prior year, primarily as a result of the contributions by the NES business. The increase in revenues provided by the NES business was partially offset by lower revenues in Avaya’s previously existing customer base which is attributable to the global economy and cautious spending by our customer base. We incurred a net loss for the six months ended March 31, 2010 of $417 million as compared to a net loss of $491 million reported for the corresponding period in the prior year.

The change in our net results compared to the prior period reflects, among other things:

•	increases in revenues and gross margin contributed by the NES business,

•

an increase in gross margin and improvement in selling, general and administrative (“SG&A”) expenses, net of integration costs and incremental SG&A expenses associated with the operations of the NES business for the period December 19, 2009 through March 31, 2010, as a result of cost controls and the transition of resources to lower-cost geographies,

•

the impact of impairment charges for indefinite-lived intangible assets and goodwill on our results for the six months ended March 31, 2009 of $60 million and $235 million, respectively, resulting from negative economic trends, increased market risks and expectations of lower future discounted cash flows for certain of our product lines,

•	Acquisition-related costs associated with the acquisition of NES,

•	integration costs which are primarily third-party consulting fees, professional fees, travel and other administrative costs associated with consolidating the operations of Avaya and NES,

•	impairment charges associated with certain technologies with overlapping functionality to technologies acquired with NES,

•	incremental SG&A and research and development (“R&D”) expenses associated with the operations of the NES business for the period December 19, 2009 through March 31, 2010,

•	the impact of purchase accounting adjustments on the period from December 19, 2009 through March 31, 2010 as a result of the acquisition of NES, and

•	incremental interest expense from the additional financing associated with the Acquisition.

Results From Operations

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009

Revenue

Total revenue was $1,320 million and $1,000 million for the three months ended March 31, 2010 and 2009, respectively. Revenue increased by $320 million or 32% primarily due to incremental revenue from the NES business and the favorable impact of foreign currency.

The following table sets forth a comparison of revenue by type:

	Three months ended March 31,
Dollars in millions	2010	2009	Mix		Foreign Currency Impact	Change, net of Foreign Currency Impact
			2010	2009
GCS	$683	$458	52%	46%	$15	210	46%
Purchase accounting adjustments	(1)	(5)	0%	-1%	—	4	-80%

Total product revenue	682	453	52%	45%	15	214	47%

AGS	641	547	48%	55%	14	80	15%
Purchase accounting adjustments	(3)	—	0%	0%	—	(3)	N/A

Total service revenue	638	547	48%	55%	14	77	14%

Total revenue	$1,320	$1,000	100%	100%	$29	$291	29%

GCS revenue for the three months ended March 31, 2010 and 2009 was $683 million and $458 million, respectively. GCS revenue increased $225 million or 49% primarily due to incremental revenue from the NES business and the favorable impact of foreign currency. GCS revenue also benefited from an increase in sales volume of our unified communications products, in particular communication devices such as IP phones. The increase in GCS revenue was partially offset, however, by lower revenues associated with our contact center and small and medium enterprise solutions directly attributable to the global economy and cautious spending by customers.

AGS revenue for the three months ended March 31, 2010 and 2009 was $641 million and $547 million, respectively. AGS revenues increased $94 million or 17% primarily due to incremental revenue from the NES business and the favorable impact of foreign currency. The increases in AGS revenue was partially offset by lower revenues due to customers reducing their spending by cancelling or renegotiating maintenance contracts in response to economic conditions. In addition, due to the decline in product revenues, associated revenues for certain product support, implementation and professional services have declined.

The following table sets forth a comparison of revenue by location:

	Three months ended March 31,
Dollars in millions	2010	2009	Mix		Foreign Currency Impact	Change, net of Foreign Currency Impact

			2010	2009
North America:
U.S.	$705	$551	53%	55%	$—	$154	28%
Canada	62	18	5%	2%	4	40	222%

Total North America	767	569	58%	57%	4	194	34%
Outside North America:
Germany	140	138	11%	14%	8	(6)	-4%
EMEA (excluding Germany)	222	146	17%	15%	6	70	48%

Total EMEA	362	284	28%	29%	14	64	23%
APAC—Asia Pacific	125	86	9%	8%	6	33	38%
CALA—Central and Latin America	66	61	5%	6%	5	—	0%

Total outside North America	553	431	42%	43%	25	97	23%

Total revenue	$1,320	$1,000	100%	100%	$29	$291	29%

Revenue in the U.S. for the three months ended March 31, 2010 and 2009 was $705 million and $551 million, respectively. Revenue in the U.S. increased $154 million or 28% primarily due to incremental revenue from the

NES business, partially offset by decreases resulting from customers cancelling or renegotiating maintenance contracts, and a decrease in demand for our contact center solutions. Revenue in EMEA for the three months ended March 31, 2010 and 2009 was $362 million and $284 million, respectively. Revenue in EMEA increased of $78 million or 27% primarily due to incremental revenue from the NES business and the favorable impact of foreign currency. The increase was partially offset by decreases attributable to the exiting of lower-margin product and service offerings and weakness in the European economy. Excluding the impacts of the incremental revenue from the NES business and foreign currency, revenues in APAC increased slightly, while revenues in CALA decreased slightly.

The following table sets forth a comparison of revenue from sales of products by channel:

	Three months ended March 31,
Dollars in millions	2010	2009	Mix		Foreign Currency Impact	Change, net of Foreign Currency Impact

			2010	2009
Direct	$203	$218	30%	48%	$9	$(24)	-11%
Indirect	479	235	70%	52%	6	238	101%

Total sales of products	$682	$453	100%	100%	$15	$214	47%

In fiscal 2009, we began to implement our strategic decision to expand our market coverage by investing more in the indirect channel. The percentage of product sales through the indirect channel increased by 18 percentage points to 70% in the second quarter of fiscal 2010 as compared to 52% in the corresponding period last year. The increase was predominantly attributable to the incremental product sales from the NES business which prior to the Acquisition, was substantially generated through the indirect channel. Excluding the impact of the NES business, the percentage of product sales through the indirect channel also increased in the second quarter of fiscal 2010 as the Company continued to focus on sales through the indirect channel. We expect the percentage of product sales through the indirect channel to continue to increase as the Company continues to integrate the NES business and further leverage the complementary business partner network established by NES. As a result of higher volume discounts, sales through the indirect channel generally generate lower margins than direct sales. However, if we are successful in further leveraging the indirect channel, we expect improved profitability as this channel has lower selling expenses and allows us to reach more end users resulting in increased volume.

Gross Margin

The following table sets forth a comparison of gross margin by segment:

	Three months ended March 31,
			Percent of Revenue
Dollars in millions	2010	2009	2010	2009	Change
GCS margin	$355	$255	52.0%	55.7%	$100	39%
AGS margin	270	255	42.1%	46.6%	15	6%
Amortization of technology intangible assets and other impacts of purchase accounting	(89)	(67)	n/a	n/a	(22)	33%

Total gross margin	$536	$443	40.6%	44.3%	$93	21%

Gross margin for the three months ended March 31, 2010 and 2009 was $536 million and $443 million, respectively. Gross margin increased by $93 million or 21% primarily due to the incremental margin from the NES business and the favorable impact of foreign currency.

GCS gross margin for the three months ended March 31, 2010 and 2009 was $355 million and $255 million, respectively. GCS gross margin increased of $100 million or 39% primarily due to incremental margin provided by the NES business and the favorable impact of foreign currency. The increase in GCS gross margin was partially offset by lower revenues associated with our contact center and small and medium enterprise solutions, but benefited from an increase in sales volume of our unified communications products. The GCS gross margin percentage decreased to 52.0% for the three months ended March 31, 2010 from 55.7% for the three months ended March 31, 2009. The decrease in gross margin percentage is primarily due to the lower gross margin percentage of the NES business.

AGS gross margin for the three months ended March 31, 2010 and 2009 was $270 million and $255 million, respectively. AGS gross margin increased $15 million or 6% primarily due to improved efficiencies and savings achieved as a result of cost savings initiatives, the favorable impact of foreign currency and incremental margin provided by the NES business. The acquired NES services business historically experienced lower services margins. Accordingly, the acquisition of NES negatively affected the gross margin percentage of AGS.

Total gross margin for the three months ended March 31, 2010 and 2009 included amortization of technology-related intangible assets. For the three months ended March 31, 2010 and 2009, gross margin also included the impact of other purchase accounting adjustments related to the acquisition of NES and the Merger.

Operating expenses

	Three months ended March 31,
			Percent of Revenue
Dollars in millions	2010	2009	2010	2009	Change
Selling, general and administrative	$467	$308	35.4%	30.8%	$159	52%
Research and development	116	74	8.8%	7.4%	42	57%
Amortization of intangible assets	57	50	4.3%	5.0%	7	14%
Impairment of indefinite-lived intangible assets	—	60	0.0%	6.0%	(60)	-100%
Goodwill impairment	—	235	0.0%	23.5%	(235)	-100%
Restructuring charges, net	68	33	5.2%	3.3%	35	106%
Acquisition-related costs	2	—	0.2%	0.0%	2	N/A

Total operating expenses	$710	$760	53.9%	76.0%	$(50)	-7%

SG&A expenses for the three months ended March 31, 2010 and 2009 were $467 million and $308 million, respectively, an increase of $159 million. The increase in expenses was due to incremental SG&A expenses incurred by the NES business and integration costs of $30 million for the three months ended March 31, 2010, as well as an unfavorable foreign currency impact. Integration costs primarily represent third-party consulting fees and other administrative costs associated with consolidating and coordinating the operations of Avaya and NES. These costs were incurred in connection with, among other things, the on-boarding of NES personnel, developing compatible IT systems and internal processes, and developing and implementing a strategic operating plan to enable a smooth transition with minimal disruption to NES customers. These costs were partially offset by the continued benefit from cost savings initiatives implemented in prior periods, which included exiting facilities and reducing the workforce and relocating positions to lower-cost geographies.

R&D expenses for the three months ended March 31, 2010 and 2009 were $116 million and $74 million, respectively, an increase of $42 million. The increase in R&D expenses was due to incremental R&D expenses from the acquired NES business and an unfavorable foreign currency impact, partially offset by reductions resulting from continued focus on cost saving initiatives and the re-prioritization of projects.

Amortization of intangible assets for the three months ended March 31, 2010 and 2009 was $57 million and $50 million, respectively, an increase of $7 million. The increase was due to amortization related to intangible assets acquired in connection with the acquisition of NES.

During the second quarter of fiscal 2009, we recognized impairment losses associated with our indefinite-lived intangible assets of $60 million and goodwill of $235 million. During the three months ended March 31, 2009, the global economic downturn experienced during 2008 continued and negatively affected most of our markets beyond the Company’s expectations utilized in its annual testing of goodwill at September 30, 2008. Several of the Company’s customers and competitors had reduced their financial outlooks or disclosed that they were experiencing very challenging market conditions with little visibility of a rebound. As a result we had seen indications that enterprises were not willing to spend on enterprise communications technology, and the rate of revenue growth we experienced in previous years was not expected to resume in the near term. Our product revenues for the six months ended March 31, 2009 were down 25% when compared to the same period of the prior year. Cutbacks in spending, access to credit, employment variability, corporate profit growth, interest rates, energy prices, and other factors in specific markets were expected to further impact corporate willingness to spend on communications technology in the near term. In March 2009, in response to these adverse business indicators and the rapidly declining revenue trends experienced during the second quarter of our 2009 fiscal year, we reduced our near-term and long-term revenue projections. As a result of the deteriorating business climate during the second quarter of fiscal 2009, we determined that our long-lived assets and goodwill should be tested for potential impairment.

We performed step one of the impairment test of long-lived assets included in our reporting units and determined that the net book values of each of our reporting units were recoverable. We also tested our indefinite-lived intangible assets for impairment and determined that, as a result of the lower revenue projections and higher discount rates, the carrying values of our tradenames and trademarks exceed their estimated fair values. Accordingly, we recorded an impairment charge of $60 million to reflect such intangible assets at their estimated fair values.

We also performed an analysis of goodwill for impairment. Based on our performance of step one of the goodwill impairment test, we determined that the net book value of two of our GCS reporting units exceeded their estimated fair values. Based on the second step of the goodwill impairment test, we determined that the book value of goodwill of one of the two reporting units exceeded its implied fair value. Accordingly, we wrote down the goodwill balance by $235 million as of March 31, 2009 in order to state the goodwill balance of that reporting unit at its implied fair value. The reduced valuation of the affected reporting unit reflects the additional market risks, higher discount rates and the lower sales forecasts for the Company’s GCS product lines consistent with economic trends at that time.

The Company determined that no events occurred or circumstances changed during the three months ended March 31, 2010 that would indicate that the fair value of a reporting unit may be below its carrying amount or that the Company’s indefinite-lived intangible assets may be impaired. As such, we did not record an impairment to our indefinite-lived intangible assets or goodwill for the three months ended March 31, 2010.

Restructuring charges, net for the three months ended March 31, 2010 and 2009 were $68 million and $33 million, respectively, an increase of $35 million. In December 2008, we had announced that we were initiating additional restructuring plans during fiscal 2009. These plans included additional headcount reductions, shifting resources to lower-cost geographies and the further consolidation of facilities. As a result of the implementation of the fiscal 2009 restructuring plan for the year ended September 30, 2009, we incurred $160 million of restructuring charges, of which $33 million were recorded in the second quarter of fiscal 2009, primarily related to employee separation actions in Europe and the U.S. During the second quarter of fiscal 2010, we continued our focus on controlling costs. In response to the global economic climate and the acquisition of NES, management continued our initiatives designed to streamline our operations, generate cost savings, and eliminate overlapping processes and expenses associated with the NES business. These initiatives include exiting facilities and reducing the workforce or relocating positions to lower-cost geographies. Restructuring charges recorded during the three months ended March 31, 2010 include employee separation costs primarily associated with involuntary employee severance actions in EMEA and the U.S. As we continue to evaluate the NES acquisition and identify additional operational synergies, additional cost savings opportunities may be identified in future periods.

Acquisition-related costs for the three months ended March 31, 2010 were $2 million and include legal and other costs related to the acquisition of NES. No acquisition-related costs were incurred during the three months ended March 31, 2009.

Operating Loss

Operating loss for the three months ended March 31, 2010 was $174 million compared to $317 million for the three months ended March 31, 2009.

Results for the three months ended March 31, 2010, included the unfavorable operating results associated with the NES business, which includes the effect of certain acquisition adjustments including the amortization of the inventory step-up and the amortization of acquired technology and customer intangibles. In addition, we incurred integration costs (included in SG&A) of $30 million and Acquisition-related costs of $2 million associated with the acquisition of NES. For the three months ended March 31, 2009, results included the impact of the impairment of goodwill and indefinite-lived intangible assets of $235 million and $60 million, respectively.

Excluding the impact of impairment charges, restructuring charges and integration costs, the unfavorable results for the three months ended March 31, 2010 compared to the prior year are driven primarily by incremental NES operating expenses that exceed the incremental margins contributed.

Interest Expense

Interest expense for the three months ended March 31, 2010 and 2009 was $127 million and $101 million, which includes non-cash interest expense of $37 million and $6 million, respectively. Non-cash interest expense for the three months ended March 31, 2010 includes; (1) amortization of debt issuance costs, (2) accretion of debt discount attributable to our incremental term B-2 loans under our senior secured credit facility, and (3) paid-in-kind (“PIK”) interest which we have elected to finance through our senior unsecured PIK toggle notes. Non-cash interest expense for the three months ended March 31, 2009 represents amortization of debt issuance costs.

Cash interest expense for the three months ended March 31, 2010 decreased as a result of lower interest rates combined with the expiration of certain unfavorable swap contracts associated with our term B-1 loans under our senior secured credit facility issued in connection with the Merger as well as the fact that the Company elected to pay in kind interest on our senior unsecured PIK toggle notes. These decreases in cash interest expense were partially offset by increased cash interest expense for the three months ended March 31, 2010 associated with our incremental term B-2 loans issued in connection with the NES acquisition.

Other Income, Net

Other income, net for the three months ended March 31, 2010 was $1 million, which primarily represents net foreign currency transaction gains of $1 million. Other income, net was immaterial for the three months ended March 31, 2009.

Benefit from Income Taxes

The benefit from income taxes for the three months ended March 31, 2010 and 2009 was $19 million and $17 million, respectively. The effective benefit rate for the three months ended March 31, 2010 and 2009 was 6.3% and 4.1%, respectively and differs from the U.S. Federal tax rate primarily due to the effect of taxable income in non-U.S. jurisdictions and due to the valuation allowance established against our U.S. deferred tax assets.

Six Months Ended March 31, 2010 Compared with Six Months Ended March 31, 2009

Revenue

Total revenue was $2,380 million and $2,113 million for the six months ended March 31, 2010 and 2009, respectively. Revenue increased by $267 million or 13% primarily due to incremental revenue from the NES business and the favorable impact of foreign currency.

The following table sets forth a comparison of revenue by type:

	Six months ended March 31,
Dollars in millions	2010	2009	Mix		Foreign Currency Impact	Change, net of Foreign Currency Impact

			2010	2009
GCS	$1,199	$997	50%	47%	$33	169	17%
Purchase accounting adjustments	(3)	(11)	0%	0%	—	8	-73%

Total product revenue	1,196	986	50%	47%	33	177	18%
AGS	1,187	1,127	50%	53%	33	27	2%
Purchase accounting adjustments	(3)	—	0%	0%	—	(3)	N/A

Total service revenue	1,184	1,127	50%	53%	33	24	2%

Total revenue	$2,380	$2,113	100%	100%	$66	$201	10%

GCS revenue for the six months ended March 31, 2010 and 2009 was $1,199 million and $997 million, respectively. GCS revenue increased $202 million or 20% primarily due to incremental revenue from the NES business and the favorable impact of foreign currency. The increase in GCS revenues was partially offset by lower sales volume of communications infrastructure directly attributable to the global economy and cautious spending by Avaya’s established customer base.

AGS revenue for the six months ended March 31, 2010 and 2009 was $1,187 million and $1,127 million, respectively. AGS revenue increased $60 million or 5% primarily due to incremental revenue from the NES business and the favorable impact of foreign currency. The increase in AGS revenues was partially offset by lower revenues due to customers reducing their spending by cancelling or renegotiating maintenance contracts in response to economic conditions. In addition, due to the decline in product revenues, associated revenues for certain product support, implementation and professional services have also declined.

The following table sets forth a comparison of revenue by location:

	Six months ended March 31,
Dollars in millions	2010	2009	Mix		Foreign Currency Impact	Change, net of Foreign Currency Impact

			2010	2009
North America:
U.S.	$1,289	$1,149	54%	54%	$—	$140	12%
Canada	89	44	4%	2%	7	38	86%

Total North America	1,378	1,193	58%	56%	7	178	15%
Outside North America:
Germany	285	292	12%	14%	25	(32)	-11%
EMEA (excluding Germany)	383	325	16%	15%	13	45	14%

Total EMEA	668	617	28%	29%	38	13	2%
APAC—Asia Pacific	217	177	9%	9%	11	29	16%
CALA—Central and Latin America	117	126	5%	6%	10	(19)	-15%

Total outside North America	1,002	920	42%	44%	59	23	3%

Total revenue	$2,380	$2,113	100%	100%	$66	$201	10%

Revenue in the U.S. for the six months ended March 31, 2010 and 2009 was $1,289 million and $1,149 million, respectively. Revenue in the U.S. increased of $140 million or 12% primarily due to incremental revenue from the NES business partially offset by a decline in services revenue due to customers cancelling or renegotiating maintenance contracts and a decrease in demand as a result of the global economy and cautious spending by our customers. Revenue in EMEA for the six months ended March 31, 2010 and 2009 was $668 million and $617 million, respectively. Revenue in EMEA increased $51 million or 8% primarily as a result of incremental revenue from the NES business and the impact of foreign currency. The increase was partially offset by decreases attributable to the exiting of lower-margin product and service offerings and weakness in the European economy. Excluding the impacts of the incremental revenue from the NES business and foreign currency, revenues in APAC increased slightly, while revenues in CALA decreased slightly.

The following table sets forth a comparison of revenue from sales of products by channel:

	Six months ended March 31,
Dollars in millions	2010	2009	Mix		Foreign Currency Impact	Change, net of Foreign Currency Impact

			2010	2009
Direct	$397	$484	33%	49%	$21	$(108)	-22%
Indirect	799	502	67%	51%	12	285	57%

Total sales of products	$1,196	$986	100%	100%	$33	$177	18%

In fiscal 2009, we began to implement our strategic decision to expand our market coverage by investing more in the indirect channel. The percentage of product sales through the indirect channel increased by 16 percentage points to 67% in the first six months of fiscal 2010 as compared to 51% in the corresponding period last year. The increase was predominantly attributable to the incremental product sales from the NES business which, prior to the Acquisition, was substantially generated through the indirect channel. Excluding the impact of NES, the percentage of product sales through the indirect channel also increased for the six months ended March 31, 2010 as compared to the six months ended March 31, 2009. As a result of higher volume discounts, sales through the indirect channel generally generate lower margins than direct sales. However, if we are successful in further leveraging the indirect channel, we expect improved profitability as this channel has lower selling expenses and allows us to reach more end users resulting in increased volume.

Gross Margin

The following table sets forth a comparison of gross margin by segment:

	Six months ended March 31,
			Percent of Revenue
Dollars in millions	2010	2009	2010	2009	Change
GCS margin	$654	$559	54.5%	56.1%	$95	17%
AGS margin	550	519	46.3%	46.1%	31	6%
Amortization of technology intangible assets and other impacts of purchase accounting	(158)	(134)	n/a	n/a	(24)	18%

Total gross margin	$1,046	$944	43.9%	44.7%	$102	11%

Gross margin for the six months ended March 31, 2010 and 2009 was $1,046 million and $944 million, respectively. Gross margin increased by $102 million or 11% primarily due to the incremental margin from the NES business and the favorable impact of foreign currency.

GCS gross margin for the six months ended March 31, 2010 and 2009 was $654 million and $559 million, respectively. GCS gross margin increased $95 million or 17% primarily due to incremental margin provided by the NES business and the favorable impact of foreign currency. The increase in gross margin was partially offset by the decline in sales volume and pricing in the U.S. and EMEA. The GCS gross margin percentage decreased to 54.5% for the six months ended March 31, 2010 from 56.1% for the six months ended March 31, 2009. The decrease in gross margin percentage is primarily due to the lower gross margin percentage of the NES business.

AGS gross margin for the six months ended March 31, 2010 and 2009 was $550 million and $519 million, respectively. AGS gross margin increased $31 million or 6% primarily due to improved efficiencies and savings achieved as a result of cost savings initiatives, the favorable impact of foreign currency and incremental margin provided by the NES business. The acquired NES services business historically experienced lower services margins. Accordingly, the acquisition of NES negatively affected the gross margin percentage of AGS.

Total gross margin for the six months ended March 31, 2010 and 2009 included amortization of technology-related intangible assets. For the six months ended March 31, 2010 and 2009, gross margin also included the impact of other purchase accounting adjustments related to the acquisition of NES and the Merger.

Operating expenses

	Six months ended March 31,
			Percent of Revenue
Dollars in millions	2010	2009	2010	2009	Change
Selling, general and administrative	$833	$656	35.0%	31.1%	$177	27%
Research and development	197	152	8.3%	7.2%	45	30%
Amortization of intangible assets	107	100	4.5%	4.7%	7	7%
Impairment of long-lived assets	16	2	0.7%	0.1%	14	700%
Impairment of indefinite-lived intangible assets	—	60	0.0%	2.8%	(60)	-100%
Goodwill impairment	—	235	0.0%	11.1%	(235)	-100%
Restructuring charges, net	83	51	3.5%	2.4%	32	63%
Acquisition-related costs	19	—	0.8%	0.0%	19	N/A

Total operating expenses	$1,255	$1,256	52.8%	59.4%	$(1)	0%

SG&A expenses for the six months ended March 31, 2010 and 2009 were $833 million and $656 million, respectively, an increase of $177 million. The increase was due to incremental SG&A expenses arising as a result of operating the acquired NES business, as well as integration costs of $47 million for the six months ended March 31, 2010, and an unfavorable foreign currency impact. Integration costs primarily represent third-party consulting fees and other administrative costs associated with consolidating and coordinating the operations of Avaya and NES. These costs were incurred in connection with, among other things, the on-boarding of NES personnel, developing compatible IT systems and internal processes, and developing and implementing a strategic operating plan to help enable a smooth transition with minimal disruption to NES customers. These costs were partially offset by the continued benefit from cost savings initiatives.

R&D expenses for the six months ended March 31, 2010 and 2009 were $197 million and $152 million, respectively, an increase of $45 million. The increase was due to incremental R&D expenses incurred by the NES business and an unfavorable foreign currency impact. The increase was partially offset by reductions resulting from continued focus on cost saving initiatives and the re-prioritization of projects.

Amortization of intangible assets for the six months ended March 31, 2010 and 2009 was $107 million and $100 million, respectively. The increase was due to amortization related to intangible assets acquired in connection with the acquisition of NES.

Our acquisition of NES provided us with access to several proprietary technologies that previously were not available to Avaya. Some of these technologies, based on their functionality, overlap with our pre-existing technologies. In order to realize synergies and reduce our expenditures on research and development and marketing, the number of technologies Avaya supports is being reduced. As a result, we identified certain technologies associated with our products segment that are redundant to others which Avaya will no longer aggressively develop and market. These products will eventually be phased-out consistent with our product roadmaps. As a result, the expected net realizable values of these technologies have been reduced. The net book value of these assets was $16 million and based on management’s plans, these assets have a minimal estimated net realizable value as revised. The Company recorded an impairment charge of $16 million in the three months ended December 31, 2009 associated with these technologies. Because management continues to evaluate its new technology portfolio and related marketing plans, impairments to other technologies may be identified in future periods.

During the second quarter of fiscal 2009 we recognized impairment losses associated with our indefinite-lived intangible assets of $60 million and goodwill of $235 million. During the six months ended March 31, 2010, the Company determined that no events or circumstances changed that would indicate that the fair value of a reporting unit may be below its carrying amount or that the Company’s indefinite-lived intangible assets may be impaired. As such, we did not record an impairment to our indefinite-lived intangible assets or goodwill for the six months ended March 31, 2010.

Restructuring charges, net for the six months ended March 31, 2010 and 2009 were $83 million and $51 million, respectively, an increase of $32 million. During the first six months of fiscal 2010, we continued our focus on controlling costs. In response to the global economic climate and in anticipation of the acquisition of NES, we began implementing additional initiatives designed to streamline our operations, generate cost savings and eliminate overlapping processes and expenses associated with the NES business. These initiatives include exiting facilities and reducing the workforce or relocating positions to lower cost geographies. Restructuring charges recorded during the six months ended March 31, 2010 include employee separation costs primarily associated with involuntary employee severance actions in EMEA and the U.S. As we continue to evaluate the NES acquisition and identify additional operational synergies, additional cost savings opportunities may be identified in future periods.

Acquisition-related costs for the six months ended March 31, 2010 were $19 million and include legal and other costs related to the acquisition of NES. No acquisition-related costs were incurred during the six months ended March 31, 2009.

Operating Loss

Operating loss for the six months ended March 31, 2010 was $209 million compared to $312 million for the six months ended March 31, 2009.

For the period December 19, 2009 through March 31, 2010, results included the unfavorable operating results from the acquisition of NES, which includes the effect of certain acquisition adjustments and the amortization of acquired technology and customer intangibles. In addition, we incurred integration costs (included in SG&A) of $47 million, Acquisition-related costs of $19 million associated with the acquisition of NES and an impairment of $16 million to our long-lived assets, as described above. For the six months ended March 31, 2009, results included the impact of the impairment of goodwill and indefinite-lived intangible assets of $235 million and $60 million, respectively.

Restructuring charges were $32 million higher for the six months ended March 31, 2010 as compared to the six months ended March 31, 2009 as the Company continued to take actions to control costs and eliminate overlapping processes and expenses associated with the NES business.

Interest Expense

Interest expense for the six months ended March 31, 2010 and 2009 was $229 million and $205 million, which includes non-cash interest expense of $64 million and $11 million, respectively. Non-cash interest expense for the six months ended March 31, 2010 includes; (1) amortization of debt issuance costs, (2) accretion of debt discount attributable to our incremental term B-2 loans under our senior secured credit facility, and (3) paid-in-kind (“PIK”) interest which we have elected to finance through our senior unsecured PIK toggle notes. Non-cash interest expense for the six months ended March 31, 2009 represents amortization of debt issuance costs.

Cash interest expense for the six months ended March 31, 2010 decreased as a result of lower interest rates combined with the expiration of certain unfavorable swap contracts associated with our term B-1 loans under our senior secured credit facility issued in connection with the Merger as well as the fact that the Company elected to pay in kind interest on our senior unsecured PIK toggle notes. These decreases in cash interest expense were partially offset by increased cash interest expense for the six months ended March 31, 2010 associated with our incremental term B-2 loans issued in connection with the NES acquisition.

Other Income, Net

Other income, net for the six months ended March 31, 2010 was $5 million as compared to $10 million for the six months ended March 31, 2009. This difference primarily represents net foreign currency transaction gains of $2 million and $9 million for the six months ended March 31, 2010 and 2009, respectively.

Benefit from Income Taxes

The benefit from income taxes for the six months ended March 31, 2010 and 2009 was $16 million for each of the periods. The effective benefit rate for the six months ended March 31, 2010 and 2009 was 3.7% and 3.2%, respectively and differs from the U.S. Federal tax rate primarily due to the effect of taxable income in non-U.S. jurisdictions and due to the valuation allowance established against our U.S. deferred tax assets. Tax expense for the six months ended March 31, 2010 is also impacted by a $10 million reduction in the Company’s unrecognized tax benefits plus the reversal of interest in the amount of $5 million.

Liquidity and Capital Resources

Cash and cash equivalents increased by $9 million to $576 million at March 31, 2010 from $567 million at September 30, 2009. Cash and cash equivalents at September 30, 2009 does not include $100 million that had been placed in an interest bearing escrow account as a good faith deposit in connection with the acquisition of NES and classified as other non-current assets. This deposit was included in the funds used for the Acquisition on December 18, 2009. In addition, at March 31, 2010 and September 30, 2009 there is restricted cash of $21 million and $22 million, respectively, primarily securing a standby letter of credit related to a facility lease in Germany which is classified as other non-current assets and is not included in the cash and cash equivalents balance. Cash and cash equivalents at March 31, 2010 also does not include auction rate securities with a fair value of $16 million which we acquired with NES and have classified as other current assets.

Sources and Uses of Cash

A condensed statement of cash flows for the six months ended March 31, 2010 and 2009 follows:

	Six months ended March 31,
In millions	2010	2009
Net cash provided by (used for):
Operating activities	$(2)	$82
Investing activities	(850)	18
Financing activities	878	(82)
Effect of exchange rate changes on cash and cash equivalents	(17)	(31)

Net increase (decrease) in cash and cash equivalents	9	(13)
Cash and cash equivalents at beginning of period	567	579

Cash and cash equivalents at end of period	$576	$566

Operating Activities

Cash used for operating activities for the six months ended March 31, 2010 was $2 million as compared to cash provided by operating activities of $82 million for the six months ended March 31, 2009. Cash used by operations during the six months ended March 31, 2010 is attributable to increases in accounts receivable and deferred costs offset by the increase in accounts payable associated with the acquired NES business. The acquisition of NES included only a limited amount of working capital. Therefore, the increases in accounts receivable and accounts payable were expected as the acquired balance of these accounts were not sufficient to sustain the existing business needs at the date of Acquisition. The increase in deferred costs is associated with certain projects of the Avaya Government Solutions business that began ramping up in January 2010. The use of cash associated with the NES business was partially offset by lower payments associated with our employee incentive programs in the first quarter of 2010 compared to such payments paid in the first quarter of fiscal 2009 and lower interest payments in fiscal 2010 as the Company elected to pay in kind the interest due in November 2009 on its senior unsecured PIK toggle notes.

Investing Activities

Cash used for investing activities was $850 million for the six months ended March 31, 2010 as compared to cash provided by investing activities of $18 million for the six months ended March 31, 2009. The primary use of cash in the current period was related to payments in connection with the acquisition of NES of $805 million (net of cash acquired of $38 million and the application of the $100 million good-faith deposit made in fiscal 2009). In addition, during that period we used cash for capital expenditures and capitalized software development costs of $30 million and $23 million, respectively. Cash provided by investing activities for the corresponding prior year period included $98 million related to the liquidation of short-term securities managed by The Reserve that were classified as other current assets at the beginning of the period, partially offset by cash used for capital expenditures and capitalized software development costs of $34 million and $24 million, respectively, as well as $22 million deposited in a bank to secure a standby letter of credit associated with a lease of a facility in Germany.

Financing Activities

Net cash provided by financing activities was $878 million for the six months ended March 31, 2010, as compared to net cash used for financing activities of $82 million for the six months ended March 31, 2009. Activities for the current period included net proceeds of $783 million from the issuance of incremental term B-2 loans with detachable warrants to purchase 61.5 million shares of Parent’s common stock and a capital contribution to Avaya from Parent in the amount of $125 million. This was partially offset by $24 million in debt payments and debt issuance costs of $5 million. Net cash used for financing activities for the corresponding prior year period included $53 million for debt payments and $29 million of cash used for costs incurred in connection with the conversion of the loans under our senior unsecured credit facility into senior unsecured notes.

Future Cash Requirements and Sources of Liquidity

Our primary future cash requirements will be to fund working capital, debt service, capital expenditures, restructuring payments, integration costs and benefit obligations. In addition, we may use cash in the future to make strategic acquisitions.

Specifically, we expect our primary cash requirements for the remainder of fiscal 2010 to be as follows:

•

Debt service—We expect to make payments of approximately $201 million during the remainder of fiscal 2010 for principal and interest associated with long-term debt and the payments associated with our interest rate swaps used to reduce the Company’s exposure to variable-rate interest payments. Currently, we do not foresee the need to repatriate earnings of foreign subsidiaries in order to make our scheduled debt payments.

•	Capital expenditures—We expect to spend approximately $71 million for capital expenditures and capitalized software development costs during the remainder of fiscal 2010.

•

Restructuring payments—We expect to make payments of approximately $103 million during the remainder of fiscal 2010 for employee separation costs and lease termination obligations associated with restructuring actions we have implemented through March 31, 2010.

•

Transition service agreement (“TSA”) payments and integration costs—We expect to make payments of approximately $101 million during the remainder of fiscal 2010 for payments under the TSA and integration costs associated with the acquisition of NES.

•

Benefit obligations – We estimate we will make payments under our pension and postretirement obligations totaling $43 million. These payments include: $6 million to satisfy the minimum statutory funding requirements of our U.S. qualified plans, $4 million of payments under our U.S. benefit plans which are not pre-funded, $5 million under our non-U.S. benefit plans which are predominately not pre-funded, $7 million under our U.S. retiree medical benefit plan which is not pre-funded and $21 million under the 2009 collective bargaining agreement to the Communications Workers of America and the International Brotherhood of Electrical Workers post-retirement health trusts. See discussion in Note 11, “Benefit Obligations” to our unaudited interim consolidated financial statements for further details of our benefit obligations.

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

Future Sources of Liquidity

We expect our primary source of cash during the remainder of fiscal 2010 to be positive net cash flows provided by operating activities. We expect that profitable revenues and continued focus on accounts receivable, inventory management and cost containment will enable us to generate positive net cash from operating activities. Further, we continue to focus on cost reductions and have initiated restructuring plans during fiscal 2010 designed to reduce overhead and provide cash savings.

We and a syndicate of lenders are currently party to two revolving credit facilities providing for up to $535 million of borrowings in the aggregate (see Note 7, “Financing Arrangements” to our unaudited interim Consolidated Financial Statements), each of which matures on October 26, 2013. Our existing cash and cash equivalents and net cash provided by operating activities may be insufficient if we face unanticipated cash needs such as the funding of a future acquisition or other capital investment. Furthermore, if we acquire a business in the future that has existing debt, our debt service requirements may increase.

If we do not generate sufficient cash from operations, face unanticipated cash needs such as the need to fund significant strategic acquisitions or do not otherwise have sufficient cash and cash equivalents, we may need to incur additional debt or issue equity. In order to meet our cash needs we may, from time to time, borrow under our credit facilities or issue long-term or short-term debt or equity, if the market and our credit facilities and the indenture governing our senior unsecured notes permit us to do so.

Based on past performance and current expectations, we believe that our existing cash and cash equivalents of $576 million as of March 31, 2010 and future cash provided by operating activities will be sufficient to meet our future cash requirements described above. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Debt Ratings

As of March 31, 2010, we had a long-term corporate family rating of B3 with a stable outlook from Moody’s and a corporate credit rating of B- with a negative outlook from Standard & Poor’s. Our ability to obtain additional external financing and the related cost of borrowing may be affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies.

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

Critical Accounting Policies and Estimates

Management has reassessed the critical accounting policies as disclosed in our Registration Statement on Form S-4 filed with the SEC on December 23, 2009 and determined that there were no significant changes to our critical accounting policies in the six months ended March 31, 2010 except for recently adopted accounting guidance as discussed in Note 2, “Recent Accounting Pronouncements” to our unaudited interim Consolidated Financial Statements. Also, there were no significant changes in our estimates associated with those policies.

New Accounting Pronouncements

See discussion in Note 2, “Recent Accounting Pronouncements” to our unaudited interim Consolidated Financial Statements for further details.

EBITDA and Adjusted EBITDA

EBITDA is defined as net income (loss) before income taxes, interest expense, and depreciation and amortization. EBITDA provides us with a measure of operating performance that excludes the results of decisions that are outside the control of operating management which can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. In addition, we believe EBITDA provides more comparability between our historical results and results that reflect purchase accounting and our new capital structure following the Merger. Accordingly, EBITDA measures our financial performance based on operational factors that management can impact in the short-term, namely the Company’s pricing strategies, volume, costs and expenses of the organization.

We are not in default under our senior secured credit facility, the indenture governing our senior unsecured notes or our senior secured multi-currency asset-based revolving credit facility. Under our debt agreements, our ability to draw on our revolving credit facilities or engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to ratios based on adjusted EBITDA. Adjusted EBITDA is a non-GAAP measure we define as EBITDA further adjusted to exclude certain non-cash items, non-recurring items and other adjustments permitted in calculating covenant compliance under our debt agreements. We believe that including supplementary information concerning adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our debt agreements.

Adjusted EBITDA has limitations as an analytical tool. Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. While adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we consider not to be indicative of our ongoing operations. In particular, the definition of adjusted EBITDA in our debt agreements allows us to add back certain non-cash or non-recurring charges that are deducted in calculating net income (loss). However, these are expenses that may recur, may vary and are difficult to predict. Further, our debt agreements require that adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.

The unaudited reconciliation of net loss, which is a GAAP measure, to EBITDA and adjusted EBITDA is presented below:

	Three months ended March 31,		Six months ended March 31,
(In millions)	2010	2009	2010	2009
Net loss	$(281)	$(401)	$(417)	$(491)
Interest expense	127	101	229	205
Interest income	(1)	(2)	(3)	(5)
Income tax expense	(19)	(17)	(16)	(16)
Depreciation and amortization	185	160	342	321

EBITDA	11	(159)	135	14
Impact of purchase accounting adjustments (1)	3	(3)	2	(5)
Restructuring charges, net	68	33	83	51
Sponsors’ fees (2)	2	3	4	3
Acquisition-related costs (3)	2	—	19	—
Integration-related costs (4)	59	—	83	—
Debt registration fees	1	—	1	—
Strategic initiative costs (5)	1	2	4	7
Non-cash share-based compensation	4	1	11	5
Loss on sale of long-lived assets	1	—	—	—
Impairment of long-lived assets	—	—	16	2
Impairment of indefinite-lived intangible assets	—	60	—	60
Goodwill impairment	—	235	—	235
Gain on foreign currency transactions	(1)	—	(2)	(9)
Pension/OPEB/FAS 112 costs	8	(1)	15	(2)

Adjusted EBITDA	$159	$171	$371	$361

(1)	For the three and six months ended March 31, 2010, represents adjustments to eliminate the impact of certain purchase accounting adjustments recorded as a result of the Acquisition and the Merger, including the recognition of the amortization of business partner commissions, which were eliminated in purchase accounting, the recognition of revenue and costs that were deferred in prior periods and eliminated in purchase accounting, and the elimination of the impact of estimated fair value adjustments for certain assets and liabilities, such as inventory. For the three and six months ended March 31, 2009, represents the recognition of the amortization of business partner commissions which were eliminated in purchase accounting, partially offset by the recognition of revenues and costs that were deferred in prior years and eliminated in purchase accounting as a result of the Merger.
(2)	Sponsors’ fees represent monitoring fees payable to affiliates of Silver Lake and TPG pursuant to a management services agreement entered into at the time of the Merger.
(3)	Acquisition-related costs include legal and other costs related to the Acquisition.
(4)	Integration costs primarily represent third-party consulting fees and other administrative costs associated with consolidating and coordinating the operations of Avaya and NES. These costs were incurred in connection with, among other things, the on-boarding of NES personnel, developing compatible IT systems and internal processes, and developing and implementing a strategic operating plan to help enable a smooth transition with minimal disruption to NES customers. Such costs also include fees paid to Nortel for logistics and other support functions being performed on a temporary basis according to a transition services agreement.
(5)	Strategic initiative costs represent consulting fees in connection with Management’s cost-savings actions, which commenced subsequent to the Merger.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking” statements for purposes of the U.S. federal and state securities laws. These statements may be identified by the use of forward looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report under Part II, Item 1A, “Risk Factors,” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this report, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	our substantial leverage and its effect on our ability to raise additional capital and to react to changes in the economy or our industry;

•	liquidity and our access to capital markets;

•	our ability to develop and sell advanced communications products and services, including unified communications, data networking solutions and contact center solutions;

•	our ability to develop our indirect sales channel;

•	economic conditions and the willingness of enterprises to make capital investments;

•	the market for advanced communications products and services, including unified communications solutions;

•	our ability to remain competitive in the markets we serve;

•	our ability to manage our supply chain and logistics functions;

•	the ability to protect our intellectual property and avoid claims of infringement;

•	our ability to effectively integrate NES and other acquired businesses into ours;

•	our ability to maintain adequate security over our information systems;

•	environmental, health and safety laws, regulations, costs and other liabilities;

•	the ability to retain and attract key employees;

•	risks relating to the transaction of business internationally; and

•	pension and post-retirement healthcare and life insurance liabilities.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risk” in Avaya’s Registration Statement on Form S-4 for the fiscal year ended September 30, 2009 filed with the SEC on December 23, 2009. As of March 31, 2010, there has been no material change in this information.

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

On December 18, 2009, the Company completed the acquisition of the enterprise solutions business of Nortel Networks Corporation (the “NES business”). The Company is in the process of integrating the NES business. The Company relies in part upon services provided by Nortel and its affiliates under a transition services agreement to support many of these integration activities. The Company is analyzing, evaluating and, where possible, implementing changes in controls and procedures relating to the NES business as integration proceeds. As a result, this process may result in additions or changes to our internal control over financial reporting. Otherwise, there were no changes in our internal control over financial reporting during the first six months of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The significant terms of our financing agreements can be found in Note 7, “Financing Arrangements” to the unaudited Consolidated Financial Statements included elsewhere in this report as well as in the exhibits included in our Registration Statement on Form S-4 as filed with the SEC on December 23, 2009. As of March 31, 2010, our total indebtedness was $5,887 million (excluding capital lease obligations).

Our high degree of leverage could have important consequences, including:

•	making it more difficult for us to make payments on our indebtedness;

•	increasing our vulnerability to general economic and industry conditions;

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

Our obligations under our senior unsecured notes and our guarantors’ obligations under their guarantees of the notes are unsecured, but our obligations, and each other borrower’s obligations, under each of our credit facilities, and each guarantor’s obligations under their respective guarantees of those facilities, are secured by a security interest in substantially all of our tangible and intangible assets, including the stock and the assets of most of our current and certain future wholly-owned U.S. subsidiaries and a portion of the stock of certain of our non-U.S. subsidiaries. As of March 31, 2010, we had $5,887 million in outstanding debt (excluding capital lease obligations) on our consolidated balance sheet, of which $4,396 million was secured. The indenture governing the notes permits us and our restricted subsidiaries to incur substantial additional indebtedness in the future, including secured indebtedness. If we are declared bankrupt or insolvent, or if we default under either of our credit facilities, the lenders could declare all of the funds borrowed thereunder, together with accrued interest, immediately due and payable. If we were unable to repay such indebtedness, the lenders could foreclose on the pledged assets to the exclusion of holders of the notes, even if an event of default exists under the indenture governing the notes at such time. Furthermore, if the lenders foreclose and sell the pledged equity interests in any subsidiary guarantor under the notes, then that guarantor will be released from its guarantee of the notes automatically and immediately upon such sale. In any such event, because the notes are not secured by any of our assets or the equity interests in subsidiary guarantors, it is possible that there would be no assets remaining from which claims of holders of our notes could be satisfied or, if any assets remained, they might be insufficient to satisfy those claims fully.

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

We are controlled by Silver Lake and TPG, whose interests may not be aligned with a holder of our senior unsecured notes.

The Sponsors and their affiliated funds own a majority of the outstanding equity securities of our Parent. In addition, the Sponsors control substantially all of the voting power of our outstanding equity securities and therefore ultimately control all of our affairs and policies, including the election of our board of directors, the approval of certain actions such as amending our charter, commencing bankruptcy proceedings and taking certain corporate actions (including, without limitation, incurring debt, issuing stock, selling assets and engaging in mergers and acquisitions), and appointing members of our management. Circumstances may occur in which the interests of the Sponsors could be in conflict with a holder of our senior unsecured notes. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the Sponsors might pursue strategies that favor equity investors over debt investors. The Sponsors may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to a holder of our notes. Additionally, the Sponsors are not prohibited from making investments in any of our competitors.

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

•	enhance our services organization’s ability to service complex, multi-vendor IP networks;

•	recruit and retain qualified personnel, particularly in research and development, services and sales;

•	transform the maintenance model of the NES installed base of customers;

•	foster relationships with channel partners who previously sold products and services of NES;

•	develop relationships with new types of channel partners who are capable of both selling advanced products and extending our reach into new and existing markets; and

•	establish or expand our presence in key geographic markets.

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

One factor that significantly affects our operating results is the impact of economic conditions on the willingness of enterprises to make capital investments, particularly in enterprise communications technology and related services. Given the current state of the economy, we believe that enterprises continue to be concerned about sustained economic growth and have tried to maintain or improve profitability through cost control and constrained capital spending. Because it is not certain whether enterprises will increase spending on enterprise communications technology significantly in the near term, we could experience continued pressure on our ability to increase our revenue. Our ability to grow revenue also may be affected by other factors, such as competitive pricing pressures, price erosion and our ability to effectively and consistently price new and existing offers in the marketplace. If these or other conditions limit our ability to grow revenue or cause our revenue to decline and we cannot reduce costs on a timely basis or at all, our operating results may be materially and adversely affected.

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

We cannot predict whether:

•

the product roadmap we have developed and communicated following the acquisition of NES will be sufficient to attract and retain customers and channel partners or that we can execute the roadmap successfully;

•	the demand for our products and services will grow as quickly as we anticipate;

•	current or future competitors or new technologies will cause the market to evolve in a manner different than we expect;

•	other technologies will become more accepted or standard in our industry; or

•	we will be able to maintain a leadership or profitable position as this opportunity develops.

We face formidable competition from numerous established firms in the enterprise communications and information technology markets; as these markets evolve, we expect competition to intensify and expand to include new companies that do not currently compete directly against us.

Because we focus on the development and marketing of advanced enterprise communications solutions, such as unified communications, contact center and data networking solutions, we compete against traditional enterprise voice communications providers, such as Siemens Enterprise Communications Group (“SEN”), Alcatel-Lucent and NEC Corporation, data networking companies, such as Cisco Systems, Inc., and software companies, such as Microsoft Corporation. Avaya also faces competition in the small and medium enterprise market from many competitors, including Cisco, Alcatel-Lucent, NEC, Matsushita Electric Corporation of America, Mitel Networks Corp, and Shoretel, Inc., although the market for these products is more fragmented. We face competition in certain geographies with companies that have a particular strength and focus in these regions, such as Huawei in China and Intelbras in Latin America. Avaya Global Services competes with companies like those above in offering services with respect to their own product offerings, as well as with many value added resellers, consulting and systems integration firms and network service providers. Because the market for our products is subject to rapid technological change, as the market evolves we may face competition in the future from companies that do not currently compete in the enterprise communications market, but whose current business activities may bring them into competition with us in the future. In particular, as the convergence of enterprise voice and data networks becomes more widely deployed by enterprises, the business, information technology and communication applications deployed on converged networks become more integrated. We may face increased competition from current leaders in information technology infrastructure, information technology, personal and business applications and the software that connects the network infrastructure to those applications. We may also face competition from companies that seek to sell remotely hosted services or software as a service directly to the end customer. Competition from these potential market entrants may take many forms, including offering products and applications similar to those we offer as part of another product offering. In addition, these technologies continue to move from a proprietary environment to an open standards-based environment. Several of our existing competitors have, and many of our future competitors may have, greater financial, personnel, research and development and other resources, more well-established brands or reputations and broader customer bases than we do and, as a result, these competitors may be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements. Some of these competitors may have customer bases that are more geographically balanced than ours and, therefore, may be less affected by an economic downturn in a particular region. Competitors with greater resources also may be able to offer lower prices, additional products or services or other incentives that we cannot match or do not offer. Industry consolidations may also create competitors with broader and more geographic coverage and the ability to reach enterprises through communications service providers. Existing customers of data networking companies that compete against us may be inclined to purchase enterprise communications solutions from their current data networking or software vendors rather than from us. Also, as communications and data networks converge, we may face competition from systems integrators that traditionally have been focused on data network integration. We cannot predict which competitors may enter our markets in the future, what form such competition may take or whether we will be able to respond effectively to the entry of new competitors into competition with us or the rapid evolution in technology and product development that has characterized our businesses. In addition, in order to effectively compete with any new market entrant, we may need to make additional investments in our business, use more capital resources than our business currently requires or reduce prices, any of which may materially and adversely affect our profitability.

We rely on third-party providers for the manufacture, warehousing and distribution logistics associated with our products.

We have outsourced substantially all of our manufacturing operations to several electronic manufacturing services, or EMS, providers. Our EMS providers produce our products in facilities located around the world, including but not limited to China, Poland, Israel, Mexico, Malaysia, Thailand and the U.S. All manufacturing of our products is performed in accordance with detailed specifications and product designs furnished or approved by us and is subject to rigorous quality control standards. We periodically review our product manufacturing operations and consider changes we believe may be necessary or appropriate. Although we closely manage the transition process when manufacturing changes are required, we could experience disruption to our operations during any such transition. We also purchase certain hardware components and license certain software components from third-party original equipment manufacturers, or OEMs, and resell them both under the Avaya brand and, in some cases, under the brand of the OEMs. In some cases, certain components are available only from a single source or from a limited source of suppliers. Delays or shortages associated with these components could cause significant disruption to our operations.

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

From time to time, we receive notices from third parties asserting that our proprietary or licensed products, systems and software infringe their intellectual property rights. There can be no assurance that the number of these notices will not increase in the future and that others will not claim that our proprietary or licensed products, systems and software are infringing their intellectual property rights or that we do not in fact infringe those intellectual property rights. We may be unaware of intellectual property rights of others that may cover some of our technology. Irrespective of the merits of these claims, if a third party claimed that our proprietary or licensed systems and software infringed their intellectual property rights, any resulting litigation could be costly and time consuming and would divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. These matters may result in any number of outcomes for us, including entering into licensing agreements, redesigning our products to avoid infringement, being enjoined from selling products that are found to infringe, paying damages if products are found to infringe, and indemnifying customers from infringement claims as part of our contractual obligations. Royalty or license agreements may be very costly and we may be unable to obtain royalty or license agreements on terms acceptable to us or at all. Such agreements may cause operating margins to decline. We also may be subject to significant damages or an injunction against us or our proprietary or licensed systems. A successful claim of patent or other intellectual property infringement against us could materially adversely affect our operating results. We have made and will likely continue to make investments to license and/or acquire the use of third-party intellectual property rights and technology as part of our strategy to manage this risk, but there can be no assurance that we will be successful. We may also be subject to additional notice and other requirements to the extent we incorporate open source software into our applications. In addition, third parties have claimed, and may in the future claim, that a customer’s use of our products, systems or software infringes the third-party’s intellectual property rights. Under certain circumstances, we may be required to indemnify our customers for some of the costs and damages related to such an infringement claim. Any indemnification requirement could have a material adverse effect on our business and our operating results.

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

We are subject to a wide range of governmental requirements relating to employee safety and health and to environmental protection. If we violate or fail to comply with these requirements, we could be fined or otherwise sanctioned by regulators. We are subject to certain provisions of environmental laws governing the cleanup of soil and groundwater contamination. Such provisions may impose joint and several liability for the costs of investigating and remediating releases of hazardous materials at currently or formerly owned or operated sites and at third-party waste disposal sites. In certain circumstances, this liability may also include the cost of cleaning up historical contamination, whether or not caused by us. We are currently involved in several remediations at currently or formerly owned or leased sites. We are also subject to various state, federal and international laws and regulations relating to the presence of certain substances in our products and making producers of certain electrical products financially responsible for the collection, treatment, recycling and disposal of those products. For example, the European Union (“EU”) has adopted the Restriction on Hazardous Substances (“RoHS”) and the Waste Electrical and Electronic Equipment (“WEEE”) directives. Similar laws and regulations have been or may be enacted in other regions. Additionally, new requirements addressing the operating characteristics of our products are emerging, such as the EU Energy using Product (EuP) Directive, which may necessitate reengineering of some products. Moreover, some customers are now including energy-usage parameters as a selection criterion for telecommunication solutions. For example, a number of climate change regulations and initiatives are either in force or pending at the state, regional, Federal and international levels that focus on reducing greenhouse gas emissions. Environmental laws are complex, change frequently and have tended to become more stringent over time. It is often difficult to estimate the future impact of environmental matters, including potential liabilities. There can be no assurance that our costs of complying with current and future environmental and health and safety laws, including existing, pending and future environmental laws addressing climate change, and our liabilities arising from past or future releases of, or exposure to, hazardous substances will not exceed any amounts reflected in our reserves or adversely affect our business, results of operations or financial condition.

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

We conduct significant sales and customer support operations and increasing amounts of our research and development activities in countries outside of the U.S. and also depend on non-U.S. operations of our contract manufacturers and our distribution partners. For the six months ended March 31, 2010 and 2009, we derived 46% of our revenue for each of the periods from sales outside the U.S. Our future international operating results, including our ability to import our products from, export our products to, or sell our products in various countries, could be adversely affected by a variety of uncontrollable and changing factors. These factors include political conditions, economic conditions, legal and regulatory constraints, protectionist legislation, relationships with employees and works councils, currency regulations, health or similar issues, natural disasters and other matters in any of the countries or regions in which we currently operate or intend to operate in the future. Additional risks inherent in our international operations generally include, among other things, the costs and difficulties of managing international operations, adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries, and greater difficulty in enforcing intellectual property rights. Our effective tax rates in the future could be adversely affected if the geographical distribution of our earnings and losses is unfavorable, by changes in the valuation of our deferred tax assets or liabilities or by changes in tax laws, regulations, accounting principles, or interpretations thereof. The various risks inherent in doing business in the U.S. generally also exist when doing business outside of the U.S., and may be exaggerated by the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations.

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

We sponsor non-contributory defined benefit pension plans covering the majority of our U.S. employees and retirees, and postretirement benefit plans for U.S. retirees that include healthcare benefits and life insurance coverage. Certain of our non-U.S. operations also have various retirement benefit programs covering substantially all of their employees. Some of these programs are considered to be defined benefit pension plans for accounting purposes. Our U.S. defined benefit pension plans are subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). ERISA, along with certain provisions of the Internal Revenue Code of 1986 (the “Code”), requires minimum funding contributions and the Pension Benefit Guaranty Corporation (“PBGC”) has the authority under certain circumstances to petition a court to terminate an underfunded pension plan. One of those circumstances is the occurrence of an event with respect to which the PBGC determines that the possible long-term loss of the PBGC with respect to the plan may reasonably be expected to increase unreasonably if the plan is not terminated. If our U.S. defined benefit pension plans were to be terminated, we would incur a liability to the plans or the PBGC equal to the amount by which the liabilities of the plans, calculated on a termination basis, exceed the assets of the plans, which amount would likely exceed the amount that we have estimated to be the underfunded amount as of March 31, 2010. In addition, if one or more of our U.S. pension plans were to be terminated without being fully funded on a termination basis, the PBGC could obtain a lien on our assets for the amount of our liability, which would result in an event of default under each of our credit facilities. As a result, any such liens would have a material adverse effect on the Company, including our liquidity and financing arrangements. The measurement of our obligations, costs and liabilities associated with benefits pursuant to our pension and post-retirement benefit plans requires that we estimate the present value of projected future payments to all participants, including assumptions related to discount rates, investment returns on designated plan assets, health care cost trends, and demographic experience. If future economic or demographic trends and results are different from our assumptions, then our obligations could be higher than we currently estimate. If our cash flows and capital resources are insufficient to fund our pension or post-retirement healthcare and life insurance obligations, or if we are required or elect to fund any material portion of the liability now or in the future, we could be forced to reduce or delay investments and capital expenditures, seek additional capital, or restructure or refinance our indebtedness. In addition, if our operating results and available cash are insufficient to meet our pension or post-retirement healthcare and life insurance obligations, we could face substantial liquidity problems and may be required to dispose of material assets or operations in order to meet our pension or post-retirement healthcare and life insurance obligations. We may not be able to consummate those dispositions or to obtain any proceeds on terms acceptable to us or at all, and any such proceeds may not be adequate to meet any pension or postretirement healthcare and life insurance obligations then due.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number
4.5	Supplemental Indenture, dated as of February 19, 2010, by and among Avaya Government Solutions Inc., Integrated Information Technology Corporation, AC Technologies, Inc. and The Bank of New York Mellon, as Trustee.*

31.1	Certification of Kevin J. Kennedy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Anthony J. Massetti pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Kevin J. Kennedy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Anthony J. Massetti pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAYA INC.

By:	/S/ ANTHONY J. MASSETTI
Anthony J. Massetti Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

May 13, 2010