Form 10-Q
period 2010-06-30
AVAYA INC
filed 2010-08-11
CIK 1116521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of August 10, 2010, 100 shares of Common Stock, $.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Avaya Inc.

Consolidated Statements of Operations (Unaudited)

(In millions)

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
REVENUE
Products	$700	$438	$1,896	$1,424
Services	632	548	1,816	1,675

	1,332	986	3,712	3,099

COSTS
Products:
Costs (exclusive of amortization of technology intangible assets)	349	207	894	644
Amortization of technology intangible assets	79	62	221	186
Services	349	278	996	886

	777	547	2,111	1,716

GROSS MARGIN	555	439	1,601	1,383

OPERATING EXPENSES
Selling, general and administrative	447	310	1,280	966
Research and development	106	73	303	225
Amortization of intangible assets	55	51	162	151
Impairment of long-lived assets	—	—	16	2
Impairment of indefinite-lived intangible assets	—	—	—	60
Goodwill impairment	—	—	—	235
Restructuring charges, net	51	114	134	165
Acquisition-related costs	1	—	20	—

	660	548	1,915	1,804

OPERATING LOSS	(105)	(109)	(314)	(421)
Interest expense	(127)	(101)	(356)	(306)
Other income (expense), net	1	(3)	6	7

LOSS BEFORE INCOME TAXES	(231)	(213)	(664)	(720)
Provision for (benefit from) income taxes	9	11	(7)	(5)

NET LOSS	(240)	(224)	(657)	(715)
Less net income attributable to noncontrolling interests	—	1	2	1

NET LOSS ATTRIBUTABLE TO AVAYA INC.	$(240)	$(225)	$(659)	$(716)

The accompanying notes to consolidated financial statements are an integral part of these statements.

Avaya Inc.

Consolidated Balance Sheets (Unaudited)

(In millions, except per share and shares amounts)

	June 30, 2010	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$514	$567
Accounts receivable, net	737	655
Inventory	235	126
Deferred income taxes, net	5	7
Assets held for sale	121	—
Other current assets	332	173

TOTAL CURRENT ASSETS	1,944	1,528

Property, plant and equipment, net	451	419
Deferred income taxes, net	10	13
Intangible assets, net	2,727	2,636
Goodwill	4,095	3,695
Other assets	236	359

TOTAL ASSETS	$9,463	$8,650

LIABILITIES
Current liabilities:
Debt maturing within one year	$48	$38
Accounts payable	476	321
Payroll and benefit obligations	303	265
Deferred revenue	588	466
Business restructuring reserve, current portion	115	148
Liabilities held for sale	30	—
Other current liabilities	373	334

TOTAL CURRENT LIABILITIES	1,933	1,572

Long-term debt	5,880	5,112
Benefit obligations	2,020	2,053
Deferred income taxes, net	136	134
Business restructuring reserve, non-current portion	59	66
Other liabilities	321	364

TOTAL NON-CURRENT LIABILITIES	8,416	7,729

Commitments and contingencies

DEFICIENCY
Avaya stockholder’s deficiency:
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,679	2,466
Accumulated deficit	(2,814)	(2,155)
Accumulated other comprehensive loss	(799)	(1,008)

TOTAL AVAYA STOCKHOLDER’S DEFICIENCY	(934)	(697)
Noncontrolling interest	48	46

TOTAL DEFICIENCY	(886)	(651)

TOTAL LIABILITIES AND DEFICIENCY	$9,463	$8,650

The accompanying notes to consolidated financial statements are an integral part of these statements.

Avaya Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine months ended June 30,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(657)	$(715)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	518	483
Share-based compensation	15	6
Amortization of debt issuance costs	17	17
Accretion of debt discount	22	—
Payment in kind interest	49	13
Provision for uncollectible receivables	7	2
Deferred income taxes, net	5	(13)
Impairment of goodwill	—	235
Impairment of long-lived and intangible assets	16	62
Restructuring charges, net	134	165
Unrealized losses (gains) on foreign currency exchange	66	(20)
Changes in operating assets and liabilities:
Accounts receivable	(87)	263
Inventory	(4)	71
Accounts payable	156	(73)
Payroll and benefit obligations	(11)	(183)
Business restructuring reserve	(162)	(123)
Deferred revenue	72	(6)
Other assets and liabilities	(155)	(99)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1	85

INVESTING ACTIVITIES:
Capital expenditures	(49)	(53)
Capitalized software development costs	(37)	(37)
Acquisition of NES, net of cash acquired	(805)	—
Liquidation of securities available for sale	13	98
Proceeds from sale of long-lived assets	8	3
Purchase of securities available for sale	(5)	—
Restricted cash	1	(27)

NET CASH USED FOR INVESTING ACTIVITIES	(874)	(16)

FINANCING ACTIVITIES:
Net proceeds from incremental B-2 term loans and warrants	783	—
Capital contribution from Parent	125	—
Debt issuance costs	(5)	(29)
Repayment of long-term debt	(36)	(63)
Other financing activities, net	(1)	—

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	866	(92)

Effect of exchange rate changes on cash and cash equivalents	(32)	(10)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(39)	(33)
Cash and cash equivalents reclassified as assets held for sale	(14)	—
Cash and cash equivalents at beginning of period	567	579

Cash and cash equivalents at end of period	$514	$546

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

As discussed in detail in Note 3, “Business Combinations and Other Transactions” on December 18, 2009, Avaya acquired certain assets and assumed certain liabilities of the enterprise solutions business (“NES”) of Nortel Networks Corporation. These unaudited consolidated financial statements include the operating results of NES as of December 19, 2009.

Basis of Presentation

The consolidated financial statements include the accounts of Avaya and its subsidiaries. The accompanying unaudited interim consolidated financial statements as of June 30, 2010 and for the three and nine months ended June 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements, and should be read in conjunction with the consolidated financial statements and other financial information for the fiscal year ended September 30, 2009, which were included in the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009 and declared effective by the SEC on January 14, 2010. Upon the effective date of the Form S-4 Registration Statement, the Company became subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. The significant accounting policies used in preparing these unaudited interim consolidated financial statements are the same as those described in Note 2 to those audited consolidated financial statements except for recently adopted accounting guidance as discussed in Note 2, “Recent Accounting Pronouncements.” In management’s opinion, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated.

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

In January 2010, the FASB issued revised guidance intended to improve disclosures related to fair value measurements. This guidance requires new disclosures and clarifies certain existing disclosure requirements. New disclosures under this guidance require separate information about significant transfers into and out of Level 1 and Level 2 and the reasons for such transfers, and also require purchases, sales, issuances, and settlements information for Level 3 measurements to be included in the rollforward of activity on a gross basis. The guidance also clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and the requirement to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. This accounting guidance became effective for the Company beginning in the second quarter of fiscal 2010, except for the rollforward of activity on a gross basis for Level 3 fair value measurements, which will be effective for the Company in the first quarter of fiscal 2012. The adoption of this accounting guidance is reflected in Note 9, “Fair Value Measures” and did not have a material impact on the Company’s financial statement disclosures.

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Subsequent events

In February 2010, the FASB issued guidance to clarify the disclosure requirements on subsequent events. This guidance requires an entity that either (a) is an SEC filer or (b) is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date that the financial statements are issued. This guidance clarifies that an SEC filer is not required to disclose the date through which subsequent events have been evaluated. The Company has adopted this guidance in the second quarter of fiscal 2010.

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

In October 2009, the FASB issued revised accounting guidance for own-share lending arrangements. This accounting guidance amends accounting for share-lending arrangements entered into by an entity with an underwriter in contemplation of convertible debt issuance or other financing by an entity. This accounting guidance is effective for the Company beginning in fiscal 2011 and is not expected to have an impact on the Company’s consolidated financial statements.

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

3. Business Combinations and Other Transactions

Acquisition of Enterprise Solutions Business of Nortel Networks Corporation

On September 16, 2009, the Company emerged as the winning bidder in bankruptcy court proceedings to acquire NES for $900 million in cash consideration subject to certain purchase price adjustments as set forth in the acquisition agreements (the “Acquisition”). On December 18, 2009 (the “acquisition date”), Avaya acquired certain assets and assumed certain liabilities of NES, including all the shares of Nortel Government Solutions Incorporated, for an initial purchase price of $943 million in cash consideration, which included a preliminary working capital adjustment of $43 million primarily related to the cash and securities owned by Nortel Government Solutions Incorporated. The Company and Nortel Networks Corporation are required to determine the final purchase price post-closing based upon the various purchase price adjustments included in the acquisition agreements. The terms of the Acquisition do not include any significant contingent consideration arrangements. During the three and nine months ended June 30, 2010 acquisition costs were $1 million and $20 million, respectively, and were expensed as incurred. During the year ended September 30, 2009, the Company expensed an additional $29 million of acquisition costs incurred through that time. The acquisition of NES expands Avaya’s global customer base, enhances its technology portfolio, broadens its indirect sales channel and provides greater ability to compete globally.

The purchase price of NES and the payment of related fees and expenses (including integration expenses) were funded with (i) cash proceeds of $783 million received by Avaya from its issuance of $1,000 million in aggregate principal amount of term loans and detachable warrants to purchase up to 61.5 million shares of common stock in Parent (see Note 7, “Financing Arrangements”), (ii) a capital contribution to Avaya from Parent in the amount of $125 million from the Parent’s issuance of Series A preferred stock and warrants to purchase common stock of Parent, and (iii) approximately $112 million of Avaya’s existing cash.

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

In millions
Cash and cash equivalents	$38
Accounts receivable	40
Inventory	109
Property, plant and equipment	110
Intangible assets	473
Accounts payable	(17)
Payroll and benefit obligations	(125)
Deferred revenue	(82)
Other assets and liabilities	(39)

Net assets acquired	507
Goodwill	436

Purchase price	$943

Adjustments to the preliminary purchase price allocation have been made to reflect revised estimates of the fair value of the assets acquired and liabilities assumed at December 18, 2009. The most significant revisions were associated with valuations of property, plant, and equipment and identifiable intangible assets, and the resulting changes to goodwill. Providing for these adjustments in previous periods would have an immaterial impact on the reported operating results for the three month periods ended December 31, 2009 and March 31, 2010 and therefore such amounts have been recorded in the quarter ended June 30, 2010.

Intangible assets include existing technologies of $188 million and customer relationships of $285 million, respectively. The existing technologies and customer relationships are being amortized over a weighted average useful life of five years and twelve years, respectively, on a straight-line basis. No in-process research and development was acquired in the Acquisition.

The excess of the purchase price over the net tangible and intangible assets acquired resulted in goodwill of $436 million. The premium paid by the Company in the transaction is largely attributable to the acquisition of an

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

assembled workforce and the synergies and economies of scale provided to a market participant, particularly as it pertains to marketing efforts and customer base. As of June 30, 2010, the Company had not determined the amount of goodwill related to the Acquisition that is expected to be deductible for tax purposes.

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

These unaudited consolidated financial statements include the operating results of the NES business as of December 19, 2009. Revenues specific to the NES business for the three months ended June 30, 2010 were $428 million and for the period December 19, 2009 through June 30, 2010 were $846 million. As the Company has begun eliminating overlapping processes and expenses and integrating its products and sales efforts with those of the acquired NES business, it is impractical to determine the earnings specific to the NES business for the three months ended June 30, 2010 and the period December 19, 2009 through June 30, 2010, included in the Consolidated Statement of Operations.

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

The unaudited pro forma financial information for the nine months ended June 30, 2010 combines the historical results of Avaya for the nine months ended June 30, 2010 and the historical results of NES for the period October 1 to December 18, 2009, and the effects of the pro forma adjustments listed above. The unaudited pro forma financial information for the three and nine months ended June 30, 2009 combined the historical results of Avaya and NES for the three and nine months ended June 30, 2009, and the effects of the pro forma adjustments listed above.

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The unaudited pro forma financial information for the three months ended June 30, 2009 and nine months ended June 30, 2010 and 2009 was as follows:

	Three months ended June 30,	Nine months ended June 30,
In millions	2009	2010	2009
Revenue	$1,511	$4,128	$4,725
Net loss	$(474)	$(790)	$(1,541)

Sale of AGC Networks Ltd.

On May 30, 2010, Avaya entered into a Share Purchase Agreement with Essar Services Holdings Limited (“Essar”) to sell its 59.13% ownership interest in AGC Networks Limited (formerly Avaya GlobalConnect Ltd.) (“AGC”) for $44.5 million in cash. The transaction is subject to customary closing conditions. Further, in accordance with Indian law, an affiliate of Essar is required to conduct an offer to acquire up to 20% of the remaining shares of AGC from public shareholders. The sale is expected to close during the quarter ended September 30, 2010 and a loss is not expected as a result of the transaction. Once the sale is complete, AGC is expected to continue to sell, implement and maintain Avaya’s communication systems, applications and services as an Avaya business partner under the Avaya business partner program. The divestiture of AGC is consistent with the Company’s strategic decision to expand its market coverage through the indirect channel.

The assets and liabilities of AGC have been classified as held for sale and are shown below as they are reflected in the Consolidated Balance Sheet as of June 30, 2010 and were not reduced for noncontrolling interest.

In millions
ASSETS HELD FOR SALE
Cash and cash equivalents	$14
Accounts receivable	30
Inventory	4
Property, plant and equipment	5
Goodwill	36
Other	32

$121

LIABILITIES HELD FOR SALE
Accounts payable	$11
Payroll and benefit obligations	4
Other	15

$30

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

4. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the nine months ended June 30, 2010 by operating segment are as follows:

In millions	Global Communications Solutions	Avaya Global Services	Total
September 30, 2009	$1,218	$2,477	$3,695
Acquisition of NES	220	216	436
Goodwill allocated to AGC and reclassified as assets held for sale	(12)	(24)	(36)

June 30, 2010	$1,426	$2,669	$4,095

Balance as of June 30, 2010:
Goodwill	$2,560	$2,669	$5,229
Accumulated Impairment	(1,134)	—	(1,134)

	$1,426	$2,669	$4,095

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

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The Company forecasted cash flows for each of its reporting units and took into consideration the current economic conditions and trends, estimated future operating results, Avaya’s view of growth rates and anticipated future economic conditions. Revenue growth rates inherent in this forecast were based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional trends in the telecommunications industry and product evolution from a technological segment basis. Economic factors such as changes in economies, product evolutions, industry consolidations and other changes beyond Avaya’s control could have a positive or negative impact on achieving its targets.

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

For the quarter ended March 31, 2009, the Company recorded an impairment to goodwill of $235 million associated with these GCS reporting units. The impairment was primarily the result of the weakness in the global economy. The reduced valuation of the affected reporting units reflects the additional market risks, higher discount rates and the lower sales forecasts for the Company’s GCS product lines, which is consistent with economic trends. The allocation discussed above is performed only for purposes of assessing goodwill for impairment; accordingly Avaya did not adjust the net book value of the assets and liabilities on its condensed consolidated balance sheet other than goodwill as a result of this process.

June 30, 2009

The Company determined that no events occurred or circumstances changed during the three months ended June 30, 2009 that would indicate that the fair value of a reporting unit may be below its carrying amount.

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2010

Upon classification of the AGC business, which represents a portion of certain GCS and Avaya Global Services (“AGS”) reporting units, as held for sale, the Company tested the goodwill remaining in the portion of the reporting units to be retained for impairment in accordance with the authoritative guidance. Based on this goodwill impairment test, the Company determined that the respective book values for these reporting units did not exceed their estimated fair values and goodwill was not impaired. Excluding the AGC transaction, which requires that goodwill be tested for impairment, the Company determined that no events occurred or circumstances changed during the nine months ended June 30, 2010 that would indicate that the fair value of a reporting unit may be below its carrying amount.

Intangible Assets

Intangible assets include technology, customer relationships, trademarks and trade-names and other intangibles. Intangible assets with finite lives are amortized using straight-line and accelerated amortization methods in a manner which reflects the pattern in which the economic benefits of the tangible assets are consumed over the estimated economic lives of the assets.

The Company’s intangible assets consist of:

	June 30, 2010				September 30, 2009
In millions	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net
Existing technology, patents and licenses	$1,371	$706	$—	$665	$1,183	$486	$—	$697
Customer relationships and other intangibles	2,255	548	—	1,707	1,970	386	—	1,584
Trademarks and trade names	545	—	190	355	545	—	190	355

Total intangible assets	$4,171	$1,254	$190	$2,727	$3,698	$872	$190	$2,636

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

March 31, 2009

Prior to the goodwill testing discussed above, and for reasons and factors similar to those described above, the Company tested its intangible assets with indefinite lives in accordance with GAAP as of March 31, 2009. GAAP requires that the fair value of intangible assets with indefinite lives be compared to the carrying value of those assets. In situations where the carrying value exceeds the fair value of the intangible asset, an impairment loss equal to the difference is recognized. The Company estimates the fair value of its indefinite-lived intangible assets using an income approach; specifically, based on discounted cash flows.

The estimated fair value of the Company’s indefinite-lived intangible assets using the discounted cash flows model was $355 million and accordingly, the Company recorded an impairment charge of $60 million related to trademark and trade name indefinite-lived intangible assets for the quarter ended March 31, 2009. The

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

impairment was predominantly the result of the weakness in the global economy. The reduced valuation of these intangible assets reflects the additional market risks, higher discount rates and the lower sales forecasts associated with these indefinite-lived intangible assets consistent with economic trends at the time.

June 30, 2009

The Company determined that no events occurred or circumstances changed during the three months ended June 30, 2009 that would indicate that its indefinite-lived intangible assets may be impaired.

June 30, 2010

The Company determined that no events occurred or circumstances changed during the nine months ended June 30, 2010 that would indicate that its indefinite-lived intangible assets may be impaired.

Future expected amortization expense of intangible assets for the years ending September 30 is as follows:

In millions	Estimated future amortization expense
Remainder of fiscal 2010	$126
2011	480
2012	407
2013	275
2014	264
2015 and thereafter	820

Total	$2,372

5. Supplementary Financial Information

Consolidated Statements of Operations Information

	Three months ended June 30,		Nine months ended June 30,
In millions	2010	2009	2010	2009
OTHER INCOME (EXPENSE), NET
Interest income	$1	$—	$4	$5
(Loss) gain on foreign currency transactions	—	(4)	2	5
Other, net	—	1	—	(3)

Total other income (expense), net	$1	$(3)	$6	$7

COMPREHENSIVE LOSS
Net loss	$(240)	$(224)	$(657)	$(715)
Other comprehensive loss:
Pension, postretirement and postemployment benefit-related items	8	(215)	23	(219)
Cumulative translation adjustment	77	13	144	(34)
Unrealized gain (loss) on term loan interest rate swap	13	10	42	(59)
Unrealized gain (loss) on investments, net	(1)	1	—	(4)

Total comprehensive loss	$(143)	$(415)	$(448)	$(1,031)

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Consolidated Balance Sheet Information

In millions	June 30, 2010	September 30, 2009
PROPERTY, PLANT AND EQUIPMENT, NET
Land and improvements	$36	$35
Buildings and improvements	270	247
Machinery and equipment	226	183
Rental equipment	148	143
Assets under construction	5	4
Internal use software	119	108

Total property, plant and equipment	804	720
Less: Accumulated depreciation and amortization	(353)	(301)

Property, plant and equipment, net	$451	$419

Included in buildings and improvements is $26 million under a capital lease related to an office facility acquired in the Acquisition.

6. Business Restructuring Reserves and Programs

Fiscal 2010 Restructuring Program

During the first quarter of fiscal 2010, in response to the global economic climate and in anticipation of the acquisition of NES, the Company began implementing initiatives designed to streamline the operations of the Company and generate cost savings and developed initiatives to eliminate overlapping processes and expenses associated with that acquisition. During the second and third quarters of fiscal 2010, the Company exited certain facilities and involuntarily terminated or relocated certain employees. Restructuring charges recorded during the three and nine months ended June 30, 2010, net of adjustments to previous periods, were $51 million and $134 million, respectively, and include employee separation costs associated with involuntary employee severance actions primarily in Europe, Middle East and Africa (“EMEA”) and the U.S., as well as costs associated with closing and consolidating facilities. The headcount reductions and related payments identified in this action are expected to be completed in fiscal 2011. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities are expected to continue through fiscal 2017. As the Company continues to evaluate the NES acquisition and further identify synergies, additional restructuring opportunities under the fiscal 2010 restructuring program may be identified.

The following table summarizes the components of the fiscal 2010 restructuring program during the nine months ended June 30, 2010:

In millions	Employee Separation Costs	Lease Obligations	Total
2010 restructuring charges	$122	$16	$138
Reserves acquired with NES	—	8	8
Cash payments	(50)	(6)	(56)
Impact of foreign currency fluctuations	(5)	—	(5)

Balance as of June 30, 2010	$67	$18	$85

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

The following table summarizes the components of the fiscal 2009 restructuring program during the nine months ended June 30, 2010:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of September 30, 2009	$112	$8	$120
Adjustments (1)	(5)	—	(5)
Cash payments	(76)	(2)	(78)
Impact of foreign currency fluctuations	(9)	—	(9)

Balance as of June 30, 2010	$22	$6	$28

(1)	Included in adjustments are changes in estimates, whereby all increases and decreases in costs related to the Fiscal 2009 restructuring program are recorded to the restructuring charges line item in operating expenses in the period of the adjustment.

Fiscal 2008 Restructuring Reserve

In connection with the Merger, Avaya’s management and board of directors developed various plans and initiatives designed to streamline the operations of the Company and generate cost savings, which include exiting facilities and involuntarily terminating or relocating employees. As a result, the Company recorded approximately $251 million of liabilities associated with involuntary employee severance actions and approximately $79 million established for future lease payments on properties expected to be closed or consolidated as part of these initiatives. These amounts include the remaining payments associated with the restructuring reserves of periods prior to the Merger. The headcount reductions associated with this restructuring program were substantially completed in 2009 and the related payments are expected to be completed in fiscal 2011. Cash payments associated with the lease obligations, net of sub-lease income, are expected to continue through 2020.

The following table summarizes the components of this reserve during the nine months ended June 30, 2010:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of September 30, 2009	$45	$49	$94
Adjustments (1)	1	—	1
Cash payments	(23)	(5)	(28)
Impact of foreign currency fluctuations	(4)	(2)	(6)

Balance as of June 30, 2010	$19	$42	$61

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(1)	Included in adjustments are changes in estimates, whereby all increases in costs related to the Fiscal 2008 restructuring reserve are recorded to the restructuring charges line item in operating expenses in the period of the adjustment and decreases in costs are recorded as adjustments to goodwill, as these reserves relate to actions taken prior to the Company’s adoption of ASC 805.

7. Financing Arrangements

In connection with the Merger on October 26, 2007, the Company entered into the following borrowing arrangements with several financial institutions, which arrangements were amended December 18, 2009 in connection with the NES acquisition. Long-term debt under these borrowing arrangements consists of the following:

In millions	June 30, 2010	September 30, 2009
Senior secured term B-1 loans	$3,671	$3,700
Senior secured incremental term B-2 loans	723	—
9.75% senior unsecured cash pay notes due 2015	700	700
10.125%/10.875% senior unsecured PIK toggle notes due 2015	834	750

	5,928	5,150
Debt maturing within one year	48	38

Long-term debt	$5,880	$5,112

Senior Secured Credit Facility

The senior secured credit facility consists of (a) a senior secured multi-currency revolver allowing for borrowings of up to $200 million, (b) a $3,800 million senior secured term loan (the “term B-1 loans”), which was drawn in full on the closing date of the Merger, and (c) a $1,000 million incremental senior secured term loan (the “incremental term B-2 loans”), which was drawn in full at an original issue discount of 20.0% on December 18, 2009. The senior secured multi-currency revolver includes borrowing capacity available for letters of credit and for short-term borrowings, referred to as swingline loans, and is available in euros in addition to dollars. Borrowings are guaranteed by Parent and substantially all of the Company’s U.S. subsidiaries. The facility is secured by substantially all assets of Parent, the Company and the subsidiary guarantors. As of June 30, 2010 there were no amounts outstanding under the senior secured multi-currency revolver.

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

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In accordance with GAAP, the Company allocated the net proceeds received at closing between debt and warrants based on their relative fair values. The estimated fair value of the incremental term B-2 loans on December 18, 2009 was $1,096 million and was estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (e.g. a Level 2 Input). The warrants have a term of 10 years, have an exercise price of $3.25 per share and an aggregate estimated fair value of $114 million. The fair value of each warrant was determined utilizing the Cox-Ross-Rubinstein (“CRR”) binomial option under the following assumptions: estimated fair value of underlying stock of $3.00; expected term to exercise of 10 years; expected volatility of 48.8%; risk-free interest rate of 3.6%; and no dividend yield. The Company allocated the net cash proceeds of $783 million received to the incremental term B-2 loans and the warrants based on their relative fair values, or $709 million and $74 million, respectively. The difference between the carrying value of the incremental term B-2 loans as calculated and the $1,000 million face value of the incremental term B-2 loans at the date of issuance will be accreted over the term of the debt as interest expense using the effective interest rate method. At June 30, 2010, the incremental term B-2 loans had a carrying value of $723 million which included $22 million of accreted interest expense for the period December 18, 2009 through June 30, 2010.

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

The Company is required to make scheduled quarterly principal payments under the term B-1 loans and the incremental term B-2 loans equal to 0.25%, or $12 million, of the original face value of the loans, with the final maturity of October 26, 2014. As of June 30, 2010, the remaining face value after all principal payments to date of the term B-1 loans and the incremental term B-2 loans was $3,671 million and $993 million, respectively.

In connection with the incremental term B-2 loans, the Company capitalized financing costs of $5 million during fiscal 2010 consisting of legal and advisory fees. The Company is amortizing these costs over the term of the incremental term B-2 loans using the effective interest rate method.

Senior Unsecured Notes

The Company issued $700 million of senior unsecured cash-pay notes and $750 million of senior unsecured paid-in-kind (“PIK”) toggle notes. The interest rate for the cash-pay notes is fixed at 9.75% and the interest rates for the cash interest and PIK interest portions of the PIK-toggle notes are fixed at 10.125% and 10.875%, respectively. The Company may prepay the senior unsecured notes commencing November 1, 2011 at 104.875% of the cash pay note and at 105.0625% of PIK toggle note principal amount, which decreases to 102.4375% and 102.5313%, respectively, on November 1, 2012 and to 100% of each on or after November 1, 2013. In addition, the Company may redeem up to 35% of the original aggregate principal balance of the senior unsecured notes, at any time prior to November 1, 2010, with the net proceeds of certain equity offerings at 109.75% of the cash pay notes redeemed and at 110.125% of the PIK toggle note principal amount redeemed.

In accordance with its debt agreements, the Company was required to file a registration statement with the SEC to provide for the exchange of the senior unsecured notes for publicly registered securities having similar terms to the senior unsecured notes. The agreements provided that the Company use reasonable efforts to have such registration statement effective and the exchange offer completed prior to October 24, 2009 (the “Effectiveness Date”). Since the exchange offer was not completed by that date, the Company was required to pay additional

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

interest on the senior unsecured notes at the rate of $0.05 per week per $1,000 principal amount for the first 90-day period immediately following the Effectiveness Date, and such rate was due to increase by an additional $0.05 per week per $1,000 principal amount with respect to each subsequent 90-day period until the exchange offer was completed, up to a maximum additional interest rate of $0.10 per week per $1,000 principal amount. As discussed in Note 1, Avaya’s initial registration statement was declared effective January 14, 2010 and the Company subsequently completed the exchange offer on February 12, 2010. The additional interest expense associated with this debt of $1 million was expensed through September 30, 2009 when such additional interest became probable in accordance with GAAP.

For the periods May 1, 2009 through October 31, 2009 and November 1, 2009 through April 30, 2010, the Company has elected to pay interest in kind on its senior PIK toggle notes. PIK interest of $41 million and $43 million was added, for these periods, respectively, to the principal amount of the senior unsecured notes effective November 1, 2009 and May 1, 2010, respectively, and will be payable when the senior unsecured notes become due. At June 30, 2010, the principal amount due under the PIK toggle notes includes $84 million of PIK interest. On April 30, 2010, the Company delivered notice to its creditors that, with respect to the interest period of May 1, 2010 to October 31, 2010, the Company will make such payments in cash interest.

Senior Secured Asset-Based Credit Facility

The Company’s senior secured multi-currency asset-based revolving credit facility allows for borrowings of up to $335 million, subject to availability under a borrowing base, of which $150 million may be in the form of letters of credit. The borrowing base at any time equals the sum of 85% of eligible accounts receivable plus 85% of the net orderly liquidation value of eligible inventory, subject to certain reserves and other adjustments. The Company and substantially all of its U.S. subsidiaries are borrowers under this facility, and borrowings are guaranteed by Parent, the Company and substantially all of the Company’s U.S. subsidiaries. The facility is secured by substantially all assets of Parent, the Company and the subsidiary guarantors. The senior secured multi-currency asset based revolving credit facility also provides the Company with the right to request up to $100 million of additional commitments under this facility. The principal amount outstanding under this facility is payable in full on October 26, 2013. At June 30, 2010 and September 30, 2009, there were no borrowings under this facility. At June 30, 2010 and September 30, 2009 there were $52 million and $47 million of letters of credit issued in the ordinary course of business under the senior secured multi-currency revolver resulting in remaining availability of $199 million and $200 million, respectively.

As of June 30, 2010, the Company was not in default under any of these borrowing arrangements.

Capital Lease Obligations

Included in other liabilities is $25 million of capital lease obligations, primarily associated with an office facility assumed in the acquisition of NES.

8. Derivatives and Other Financial Instruments

Interest Rate Swaps

The Company uses interest rate swaps to manage the amount of its floating rate debt in order to reduce its exposure to variable rate interest payments associated with certain borrowings under the senior secured credit facility. The interest rate swaps are designated as cash flow hedges. The fair values of the interest rate swaps are reflected as an asset or liability in the Consolidated Balance Sheets, reported as a component of other comprehensive loss and reclassified to earnings in the same period or periods during which the hedged

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

transaction affects earnings. Gains and losses on the derivative instrument representing hedge ineffectiveness are recognized in current earnings. The fair values of the interest rate swaps are estimated as the net present value of their projected cash flows at the balance sheet date.

The details of these swaps are as follows:

In millions	Effective Date	Maturity Date	Notional Amount	Floating Rate Received by Avaya	Fixed Rate Paid by Avaya
3-year swap	November 26, 2007	November 26, 2010	1,000	3-month LIBOR	4.379%
4-year swap	November 26, 2007	November 26, 2011	200	3-month LIBOR	4.485%
5-year swap	November 26, 2007	November 26, 2012	300	3-month LIBOR	4.591%

Notional amount—2007 swaps			1,500
2.5-year swap	May 27, 2008	November 26, 2010	250	3-month LIBOR	2.984%

Notional amount—2008 swaps			250

Notional amount—Total			$1,750

The following table summarizes the (gains) and losses of the interest rate contracts qualifying and designated as cash flow hedging instruments:

	Three months ended June 30,		Nine months ended June 30,
In millions	2010	2009	2010	2009
(Gain) loss on interest rate swaps
Recognized in other comprehensive loss	$(13)	$(10)	$(42)	$59

Reclassified from accumulated other comprehensive loss into interest expense	$17	$23	$58	$50

Recognized in operations (ineffective portion)	$—	$—	$—	$—

The Company expects to reclassify approximately $40 million from accumulated other comprehensive loss into expense in the next twelve months related to the Company’s interest rate swaps based on the projected borrowing rates at June 30, 2010.

Foreign Currency Forward Contracts

The Company utilizes foreign currency forward contracts primarily to manage short-term exchange rate exposures on certain receivables, payables and intercompany loans residing on foreign subsidiaries’ books, which are denominated in currencies other than the subsidiary’s functional currency. When those items are revalued into the subsidiaries’ functional currencies at the month-end exchange rates, the fluctuations in the exchange rates are recognized in the Consolidated Statements of Operations as other income (expense), net. Changes in the fair value of the Company’s foreign currency forward contracts used to offset these exposed items are also recognized in the Consolidated Statements of Operations as other income (expense), net in the period in which the exchange rates change.

The gains and (losses) of the foreign currency forward contracts included in other income (expense), net were $40 million and $14 million for the three months ended June 30, 2010 and June 30, 2009, respectively, and $70 million and ($16) million for the nine months ended June 30, 2010 and June 30, 2009, respectively.

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table summarizes the estimated fair value of derivatives:

In millions	June 30, 2010			September 30, 2009
Balance Sheet Location	Total	Foreign Currency Forward Contracts	Interest Rate Swaps	Total	Foreign Currency Forward Contracts	Interest Rate Swaps
Other current assets	$6	$6	$—	$3	$3	$—
Other current liabilities	(45)	(5)	(40)	(79)	(6)	(73)
Other non-current liabilities	(16)	—	(16)	(26)	—	(26)

Net (Liability) Asset	$(55)	$1	$(56)	$(102)	$(3)	$(99)

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

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Asset and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and September 30, 2009 were as follows:

	June 30, 2010
	Fair Value Measurements Using
In millions	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Current Assets:
Foreign currency forward contracts	$6	$6	$—	$—
Auction rate securities (including Put Option)	5	—	—	5

	$11	$6	$—	$5

Other Non-Current Assets:
Investments	$9	$9	$—	$—

Other Current Liabilities:
Foreign currency forward contracts	$5	$5	$—	$—
Interest rate swaps	40	—	40	—

	$45	$5	$40	$—

Other Non-Current Liabilities:
Interest rate swaps	$16	$—	$16	$—

	September 30, 2009
	Fair Value Measurements Using
In millions	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Current Assets:
Foreign currency forward contracts	$3	$3	$—	$—

Other Non-Current Assets:
Investments	$9	$9	$—	$—

Other Current Liabilities:
Foreign currency forward contracts	$6	$6	$—	$—
Interest rate swaps	73	—	73	—

	$79	$6	$73	$—

Other Non-Current Liabilities:
Interest rate swaps	$26	$—	$26	$—

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

Auction Rate Securities

In the Acquisition, Avaya acquired a subsidiary, Nortel Government Solutions Inc., now called Avaya Government Solutions Inc. (“Avaya Gov”), that owned auction rate securities with a par value of $18 million. During the three months ended March 31, 2010 and June 30, 2010, the Company sold $2 million and $11 million, respectively, of the securities, at par. The remaining $5 million of these securities at June 30, 2010 are classified as available for sale securities. These securities are subject to an agreement with an investment firm, which, (1) gives Avaya Gov the right (“Put Option”) to sell these auction rate securities back to the investment firm at par plus any accrued but unpaid dividends, at its sole discretion, at any time during the period from June 30, 2010 through July 2, 2012, and (2) gives the investment firm the right to purchase these auction rate securities or sell them on Avaya Gov’s behalf at par plus any accrued but unpaid dividends at any time through July 2, 2012. Avaya measures the Put Option under the fair value option of ASC 825, “Financial Instruments.” There was no material gain or loss associated with the valuation of these securities for the period December 19, 2009 through June 30, 2010. On June 30, 2010, on behalf of Avaya Gov, the investment firm exercised the right to sell the remaining auction rate securities. On July 1, 2010, the sale was completed and the remaining investment in the auction rate securities was liquidated at par for $5 million.

The following table presents the changes in the Level 3 fair value category for the nine months ended June 30, 2010:

In millions	September 30, 2009	Acquired from NES	Net Realized/ Unrealized Gains (Losses) included in		Purchases, Sales, Issuances and (Settlements)	Transfers in and/or (out of Level 3)	June 30, 2010
			Earnings	Other
Assets:
Auction Rate Securities (including Put Option)	$—	$18	$—	$—	$(13)	$—	$5

Fair Value of Financial Instruments

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximate carrying values because of the short-term nature of these instruments.

During the three months ended March 31, 2010, following the effectiveness of the Company’s Registration Statement on Form S-4 and the completion of the related exchange offer, the market for the Company’s debt became active. As such, the Company changed the valuation technique for the borrowing arrangements to a market approach using quoted market prices. Accordingly, the fair values of the amounts borrowed under the Company’s financing arrangements at June 30, 2010 were estimated using a Level 1 input instead of a Level 2 discounted cash flow analysis input as used in the quarter ended December 31, 2009 and prior periods.

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The estimated fair values of the amounts borrowed under the Company’s credit facilities and indenture at June 30, 2010 and September 30, 2009 are as follows:

	June 30, 2010		September 30, 2009
In millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior secured term B-1 loan	$3,671	$3,130	$3,700	$3,161
Senior secured incremental term B-2 loans	723	1,004	—	—
9.75% senior unsecured cash pay notes due 2015	700	665	700	697
10.125%/10.875% senior unsecured PIK toggle notes due 2015	834	800	750	692

Total	$5,928	$5,599	$5,150	$4,550

10. Income Taxes

The provision for income taxes for the three months ended June 30, 2010 and 2009 was $9 million and $11 million, respectively. The effective tax rate for the three months ended June 30, 2010 and 2009 was 3.9% and 5.2%, respectively, and differs from the U.S. Federal tax rate primarily due to the effect of taxable income in non-U.S. jurisdictions and due to the valuation allowance established against the Company’s U.S. deferred tax assets.

The benefit from income taxes for the nine months ended June 30, 2010 and 2009 was $7 million and $5 million, respectively. The effective benefit rate for the nine months ended June 30, 2010 and 2009 was 1.1% and 0.7%, respectively, and differs from the U.S. Federal tax rate primarily due to the effect of taxable income in non-U.S. jurisdictions and due to the valuation allowance established against our U.S. deferred tax assets. Tax expense for the nine months ended June 30, 2010 is also impacted by a $10 million reduction in the Company’s unrecognized tax benefits plus the reversal of interest in the amount of $5 million.

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

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The components of the pension and postretirement net periodic benefit cost (credit) for the three and nine months ended June 30, 2010 and 2009 are provided in the table below:

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits - U.S.
	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
In millions	2010	2009	2010	2009	2010	2009
Components of Net Periodic Benefit Cost (Credit)
Service cost	$2	$1	$2	$2	$1	$1
Interest cost	40	44	6	6	9	11
Expected return on plan assets	(46)	(48)	(1)	—	(3)	(2)
Amortization of unrecognized prior service cost	1	—	—	—	1	—
Amortization of previously unrecognized net actuarial loss	8	—	—	(1)	—	—

Net periodic benefit cost (credit)	$5	$(3)	$7	$7	$8	$10

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits - U.S.
	Nine months ended June 30,		Nine months ended June 30,		Nine months ended June 30,
In millions	2010	2009	2010	2009	2010	2009
Components of Net Periodic Benefit Cost (Credit)
Service cost	$6	$5	$6	$5	$3	$2
Interest cost	120	133	18	17	28	32
Expected return on plan assets	(137)	(148)	(1)	(1)	(9)	(7)
Amortization of unrecognized prior service cost	1	—	—	—	3	—
Amortization of previously unrecognized net actuarial loss	25	—	—	(1)	1	—

Net periodic benefit cost (credit)	$15	$(10)	$23	$20	$26	$27

The Company’s general funding policy with respect to its U.S. qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations. For the nine month period ended June 30, 2010, the Company made contributions of $9 million to satisfy minimum statutory funding requirements. Estimated payments to satisfy minimum statutory funding requirements for the remainder of fiscal 2010 are $3 million.

The Company provides certain pension benefits for U.S. employees, which are not pre-funded, and certain pension benefits for non-U.S. employees, the majority of which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed or premiums are paid. For the nine month period ended June 30, 2010, the Company made payments for these U.S. and non-U.S. pension benefits totaling $4 million and $17 million, respectively. Estimated payments for these U.S. and non-U.S. pension benefits for the remainder of fiscal 2010 are $3 million and $2 million, respectively.

During the first quarter of fiscal 2010, the Company contributed $12 million to the represented employees’ post-retirement health trust, thus fulfilling its remaining contractual obligation in compliance with the terms of the

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

then-existing collective bargaining agreement between the Company, the Communications Workers of America (“CWA”) and the International Brotherhood of Electrical Workers (“IBEW”). Effective May 24, 2009, the Company entered into a new three-year collective bargaining agreement (the “2009 Agreement”) with the CWA and the IBEW. In compliance with the terms of the 2009 Agreement, the Company contributed $28 million in total during the second and third quarters of fiscal 2010. The Company expects to make contributions under the 2009 Agreement of $11 million for the remainder of fiscal 2010.

The Company also provides certain retiree medical benefits for U.S. employees that are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed. For the nine month period ended June 30, 2010, the Company made payments totaling $14 million for these retiree medical benefits. Estimated payments for these retiree medical benefits for the remainder of fiscal 2010 are $3 million.

12. Share-based Compensation

The Sierra Holdings Corp. Amended and Restated 2007 Equity Incentive Plan (“2007 Plan”) governs the issuance of equity awards, including restricted stock units (“RSUs”) and stock options, to eligible plan participants. Key employees, directors, and consultants of the Company may be eligible to receive awards under the 2007 Plan. Each stock option, when vested and exercised, and each RSU, when vested, entitles the holder to receive one share of the Parent’s stock, subject to certain restrictions on their transfer and sale as defined in the 2007 Plan and the related award agreements. As of June 30, 2010, the Parent had authorized the issuance of up to 49,848,157 shares of its stock under the 2007 Plan, in addition to 2,924,125 shares underlying certain continuation awards that were permitted to be issued at the time of the Merger. There remained 6,981,182 shares available for grant under the 2007 Plan as of June 30, 2010.

Option Awards

2010 Awards

In conjunction with the acquisition of NES and to provide employee retention during the integration of NES, the Company granted 7,445,750 time-based and 2,574,250 “multiple-of-money” options to purchase stock of the Parent to certain key employees of Avaya and to certain key employees of NES who became employees of Avaya upon completion of the Acquisition. In addition, during the nine months ended June 30, 2010, the Company granted 2,993,250 time-based and 1,611,750 multiple-of-money options in the ordinary course of business. All of the options have an exercise price of $3.00 per share and expire ten years from the date of grant or upon cessation of employment, in which event there are limited exercise provisions allowed for vested options.

4,589,000 of the time-based options granted during the nine months ended June 30, 2010 vest over their performance periods, generally four years. The other 5,850,000 time-based options granted during the nine months ended June 30, 2010 vested 20% on December 18, 2009, the date on which the closing of the Acquisition was completed, and will vest 20% annually thereafter for the following four years. Compensation expense equal to the fair value of the option measured on the grant date is recognized utilizing graded attribution over the requisite service period.

Multiple-of-money options vest upon the achievement of defined returns on the Sponsors’ initial investment (a “triggering event”) in the Parent. Because vesting of the multiple-of-money market-based options is outside the control of the Company and the award recipients, vesting and resulting compensation expense relative to the multiple-of-money options must only be recognized upon the occurrence of a triggering event (e.g., sale or initial public offering of Parent).

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The fair value of option awards is determined at the date of grant utilizing the Cox-Ross Rubinstein (“CRR”) binomial option pricing model which is affected by the fair value of the Parent’s stock as well as a number of complex and subjective assumptions. Expected volatility is based primarily on a combination of the Company’s peer group’s historical volatility and estimates of implied volatility of the Company’s peer group. The risk-free interest rate assumption was derived from reference to the U.S. Treasury Spot rates for the expected term of the stock options. The dividend yield assumption is based on the Parent’s current intent not to issue a dividend under its dividend policy. The expected holding period assumption was estimated based on the Company’s historical experience.

In November 2009, the Board approved a stock option exchange program through which individuals holding stock options having exercise prices of $5.00 and $3.80 per share could exchange them on a one-option-for-one-option basis, for replacement options with an exercise price of $3.00 per share, the fair value of the underlying shares at the time of exchange, and with new vesting terms. The replacement options issued to participants in the exchange program include time-based and market-based multiple-of-money options. The time-based options vest ratably over four years following the date of exchange. The multiple-of-money options vest upon the achievement of defined returns on the Sponsors’ initial investment in the Parent. The tender offer was closed on November 16, 2009 and 28,595,000 options were tendered for exchange and have an effective exchange date of November 17, 2009. The Company has treated the stock option exchange as a modification of the terms of the options tendered for exchange. For financial reporting purposes, the Company will expense the incremental fair value for all unvested and modified options as these options vest. The incremental fair value of the modification was determined as the difference in the fair value of each option immediately before and after the modification using the CRR binomial model. The unrecognized incremental compensation related to the time-based options as a result of the modification is $3 million and will be recognized over the four-year vesting period which began November 17, 2009. Because vesting of the multiple-of-money market-based options is outside the control of the Company and the award recipients, vesting and resulting compensation expense relative to the multiple-of-money options must only be recognized upon the occurrence of a triggering event.

For the nine months ended June 30, 2010 and 2009, the Company recognized share-based compensation associated with options issued under the 2007 Plan of $13 million and $5 million, respectively, which is included in costs and operating expenses. For the three months ended June 30, 2010 and 2009, the Company recognized share-based compensation associated with options issued under the 2007 Plan of $3 million and $1 million, respectively, which is included in costs and operating expenses.

Restricted Stock Units

The Company has “RSUs” which represent the right to receive one share of the Parent’s stock when fully vested. The fair value of the RSUs was estimated by the Board of Directors on the respective dates of grant.

2010 Awards

In November 2009, the Company granted to its Chief Financial Officer, Anthony Massetti, in connection with his offer of employment 150,000 RSUs, which vest 50% on the first anniversary of the grant date and 25% on each of the second and third anniversaries of the grant date. In accordance with the terms of this grant, following Mr. Massetti’s termination of employment, Parent has the right to purchase from him shares issued on the vesting of these RSUs at a purchase price per share equal to the greater of the fair market value of a share of Parent common stock or $13.00. Further, (i) if Mr. Massetti’s employment is terminated other than for cause, (ii) if he voluntarily resigns for good reason or (iii) upon his death or disability, Mr. Massetti has the right to require Parent to purchase from him any and all of the shares of common stock subject to his vested RSUs at a purchase price per share equal to the greater of the fair market value of a share of Parent common stock and $13.00. If

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Mr. Massetti exercises this right, then Parent will have the right to defer the payment to a change in control event, as defined in the 2007 Plan. At June 30, 2010, the estimated fair value of each of Mr. Massetti’s RSUs was $13.00.

In addition, during the nine months ended June 30, 2010, the Company awarded 15,000 RSUs in the ordinary course of business. The fair value of these awards at the date of grant was $3.00 per share. These awards vest 50% on each of the first and second anniversaries of the grant date.

At June 30, 2010, there were 990,789 awarded RSUs outstanding under the 2007 Plan, of which 340,000 were fully vested. For the nine months ended June 30, 2010 and 2009, the Company recognized share-based compensation associated with RSUs granted under the 2007 Plan of $2 million and $1 million, respectively.

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

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Summarized financial information relating to the Company’s reportable segments is shown in the following table:

	Three months ended June 30,		Nine months ended June 30,
In millions	2010	2009	2010	2009
REVENUE
Global Communications Solutions	$702	$441	$1,901	$1,438
Avaya Global Services	633	548	1,820	1,675
Unallocated Amounts (1)	(3)	(3)	(9)	(14)

	$1,332	$986	$3,712	$3,099

GROSS MARGIN
Global Communications Solutions	$354	$235	$1,008	$794
Avaya Global Services	278	270	828	789
Unallocated Amounts (1)	(77)	(66)	(235)	(200)

	555	439	1,601	1,383
OPERATING EXPENSES
Selling, general and administrative	447	310	1,280	966
Research and development	106	73	303	225
Amortization of intangible assets	55	51	162	151
Impairment of long-lived assets	—	—	16	2
Impairment of indefinite-lived intangible assets	—	—	—	60
Goodwill impairment	—	—	—	235
Restructuring charges, net	51	114	134	165
Acquisition-related costs	1	—	20	—

	660	548	1,915	1,804

OPERATING LOSS	(105)	(109)	(314)	(421)
INTEREST EXPENSE AND OTHER INCOME, NET	(126)	(104)	(350)	(299)

LOSS BEFORE INCOME TAXES	$(231)	$(213)	$(664)	$(720)

(1)	Unallocated Amounts in Gross Margin include the amortization of technology intangible assets that are not identified with a specific segment. Unallocated Amounts in Revenue and Gross Margin also include the impacts of certain fair value adjustments recorded in purchase accounting in connection with the Merger.

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Property, plant and equipment, net by geographic area is as follows:

In millions	June 30, 2010	September 30, 2009
North America:
U.S.	$297	$249
Canada	13	1

Total North America	310	250
Outside North America:
Germany	73	109
EMEA (excluding Germany)	27	22

Total EMEA	100	131
APAC—Asia Pacific	32	28
CALA—Central and Latin America	9	10

Total outside North America	141	169

Total	$451	$419

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

The complaints, which are substantially similar to one another, allege, among other things, that the plaintiffs were injured by reason of certain allegedly false and misleading statements made by Avaya relating to the cost of the integration of Tenovis Germany GmbH, which was acquired in December 2004, the disruption caused by changes in the delivery of the Company’s products to the market and reductions in the demand for Avaya products in the U.S., and that based on the foregoing Avaya had no basis to project its stated revenue goals for fiscal 2005. The complaints seek compensatory damages plus interest and attorneys’ fees. In August 2005, the court entered an order identifying a lead plaintiff and lead plaintiff’s counsel. A consolidated amended complaint was filed in October 2005. Pursuant to a scheduling order issued by the District Court, defendants filed their motion to dismiss the consolidated complaint in December 2005. In September 2006, the District Court granted defendants’ motion to dismiss the case in its entirety and with prejudice, which was appealed by the plaintiffs. The Third Circuit Court of Appeals issued a decision in April 2009, affirming in part and reversing in part, the

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

District Court’s decision. Although the appeals court’s decision dismissed most of plaintiffs’ claims, a portion of the complaint alleging that one of the defendants in March 2005 made a misleading statement about price competition has been remanded to the District Court for further proceeding. The court thus limited the class period to the time of March 3, 2005 to April 19, 2005. The parties have entered into a memorandum of understanding and proposed settlement agreement to resolve this matter. The court has issued preliminary approval of the proposed settlement and a hearing related to possible objections and final approval of the settlement is scheduled for September 2010. Final approval by the court would dispose of this matter. However, there can be no guarantees that the court will grant final approval of the settlement or that another party will not object to the fairness of the settlement, which may impact the terms of the settlement or the decision of the parties to settle the case at all.

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

Antitrust Litigation

In 2006, the Company instituted an action in the U.S. District Court, District of New Jersey, against defendants Telecom Labs, Inc., TeamTLI.com Corp. and Continuant Technologies, Inc. and subsequently amended its complaint to include certain individual officers of these companies as defendants. Defendants purportedly provide maintenance services to customers who have purchased or leased the Company’s communications equipment. The Company asserts in its amended complaint that, among other things, defendants, or each of them, have engaged in tortious conduct and/or violated federal intellectual property laws by improperly accessing and utilizing the Company’s proprietary software, including passwords, logins and maintenance service permissions, to perform certain maintenance services on the Company’s customers’ equipment. Defendants have filed a counterclaim against the Company, alleging a number of tort claims and alleging that the Company has violated the Sherman Act’s prohibitions against anticompetitive conduct through the manner in which the Company sells its products and services. The Company filed a motion to dismiss the federal anticompetitive claims, which the court granted in part and denied in part. Defendants filed a motion to dismiss the Company’s claims to the extent they assert violations of the federal Digital Millennium Copyright Act. The court denied Defendants’ motion in its entirety. Defendants also filed a motion to amend their complaint, which was denied in part and affirmed in part. The parties have engaged in extensive discovery and motion practice to, among other things, amend pleadings and compel and oppose discovery requests. The court has issued an order setting time periods for dispositive motions in 2011, and the trial, if any, may occur in 2012, depending on the outcome of the dispositive motions. At this point in the proceeding, discovery on the Company’s claims and the defendants’ surviving counter-claims continues. Therefore, at this time an outcome cannot be predicted and, as a result, the Company cannot be assured that this case will not have a material adverse effect on the manner in which it does business, its financial position, results of operations or cash flows.

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Intellectual Property

In April 2009, Web Telephony LLC filed a complaint for patent infringement against the Company and several other corporations in the Eastern District of Texas. Web Telephony LLC alleges that defendants have infringed its patent with respect to telecommunications using a web browser. Avaya filed an answer to the complaint in April 2010. It seeks to recover for alleged reasonable royalties, attorneys’ fees and enhanced damages. The Company has filed an answer to the complaint. This matter is in its very early stages, and at this time the Company cannot determine if this matter will have an effect on its business or, if it does, whether its outcome will have a material adverse effect on its financial position, results of operations or cash flow.

In August 2009, Klausner Technologies, Inc. filed a complaint for patent infringement against the Company and several other corporations in the Eastern District of Texas alleging infringement of its patent with respect to visual voicemail. It seeks to recover for alleged reasonable royalties, attorneys’ fees and enhanced damages. The Company filed an answer to the complaint in October 2009. This matter is in its very early stages, and at this time the Company cannot determine if this matter will have an effect on its business or, if it does, whether its outcome will have a material adverse effect on its financial position, results of operations or cash flow.

In March 2010, Vtrax Technologies Licensing, Inc. filed a complaint for patent infringement against the Company and several other corporations in the Southern District of Florida, alleging infringement of a patent with respect to certain of the Company’s contact center software and methods. The plaintiff amended the complaint in April 2010. It seeks injunctive relief, damages for the alleged infringement, including treble damages and costs of suit, including attorneys’ fees. The Company filed an answer to the complaint in April 2010. This matter is in its very early stages, and at this time the Company cannot determine if this matter will have an effect on Avaya’s business or, if it does, whether its outcome will have a material adverse effect on its financial position, results of operations or cash flow.

Other

In August 2007, CIT Communications Finance Corp. (“CIT”), instituted an arbitration proceeding, alleging that the Company breached a number of agreements dating back to 1998, including agreements wherein CIT Corp. purchased a certain number of customer leases from the Company’s predecessor, Lucent. CIT filed amended claims in August 2007 and then in June 2008. CIT alleges that the Company and Lucent breached provisions in the agreements, including representations, warranties and covenants regarding the nature of the assets CIT purchased. The parties have entered into a settlement agreement to resolve this issue for an amount which will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

In October 2009, a former supplier in France, Combel, made a claim for improper termination of the Company’s relationship under French law. It is seeking damages of at least €10 million and a provisional (interim) indemnity by the Company of €5 million. A hearing is scheduled to take place in September 2010 regarding aspects of Combel’s claims. The Company disputes that Combel is entitled to any such damages and that it has not improperly terminated the relationship. This matter is in the discovery process, so an outcome cannot be predicted and, as a result, the Company cannot be assured that this case will not have a material adverse effect on its financial position, results of operations or cash flows.

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

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In October 2009, a group of 85 former employees of Avaya’s former Shreveport, Louisiana manufacturing facility brought suit in Louisiana state court, naming as defendants Alcatel-Lucent USA, Inc., Lucent Technologies Services Company, Inc., and AT&T Technologies, Inc. The former employees allege hearing loss due to hazardous noise exposure from the facility dating back over forty years, and stipulate that the total amount of each individual’s damages does not exceed fifty thousand dollars. Plaintiffs then amended their complaint and added an additional 20 former employees as plaintiffs, raising the total number of plaintiffs to 105. This matter is in the very early phases of discovery. The Company cannot determine if this matter will have an effect on our business, or, if it does, whether its outcome will have a material adverse effect on our financial position, results of operations or cash flow.

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

In millions
Balance as of September 30, 2009	$21
Reductions for payments and costs to satisfy claims	(30)
Accruals for warranties issued during the period	24
Reserves acquired with NES	38
Adjustments	(5)

Balance as of June 30, 2010	$48

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

Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements

Letters of Credit

The Company has uncommitted credit facilities that vary in term totaling $49 million as of June 30, 2010 for the purpose of obtaining third party financial guarantees such as letters of credit which ensure the Company’s performance or payment to third parties. As of June 30, 2010, the Company had outstanding an aggregate of $101 million in irrevocable letters of credit under its committed and uncommitted credit facilities (of which $52 million was issued under its senior secured asset-based revolving credit facility).

Surety Bonds

The Company arranges for the issuance of various types of surety bonds, such as license, permit, bid and performance bonds, which are agreements under which the surety company guarantees that the Company will

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

perform in accordance with contractual or legal obligations. These bonds vary in duration although most are issued and outstanding from nine months to three years. These bonds are backed by $12 million of the Company’s letters of credit. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $36 million as of June 30, 2010.

Purchase Commitments and Termination Fees

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and to help assure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that allow them to produce and procure inventory based upon forecasted requirements provided by the Company. If the Company does not meet these specified purchase commitments, it could be required to purchase the inventory, or in the case of certain agreements, pay an early termination fee. As of June 30, 2010, the maximum potential payment under these commitments was approximately $64 million. Historically, the Company has not been required to pay a charge for not meeting its designated purchase commitments with these suppliers.

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

Product Financing Arrangements

The Company sells products to various resellers that may obtain financing from certain unaffiliated third-party lending institutions. For the Company’s product financing arrangement with resellers outside the U.S., in the event participating resellers default on their payment obligations to the lending institution, the Company is obligated under certain circumstances to guarantee repayment to the lending institution. The repayment amount fluctuates with the level of product financing activity. The guaranteed repayment amount was approximately $2 million as of June 30, 2010. The Company reviews and sets the maximum credit limit for each reseller participating in this financing arrangement. Historically, there have not been any guarantee repayments by the Company. The Company has estimated the fair value of this guarantee as of June 30, 2010, and has determined that it is not significant. There can be no assurance that the Company will not be obligated to repurchase inventory under this arrangement in the future.

Long-Term Cash Incentive Plan

The Parent has established a long-term incentive cash bonus plan (“LTIP”). Under the LTIP, the Parent will make cash awards available to compensate certain key employees upon the achievement of defined returns on the Sponsors’ initial investment in the Parent (a “triggering event”). The Parent has issued LTIP awards covering a total of $60 million, of which $40 million in awards were outstanding as of June 30, 2010. Compensation expense relative to the LTIP awards will be recognized upon the occurrence of a triggering event (e.g., a sale or initial public offering). As of June 30, 2010, no compensation expense associated with the LTIP has been recognized.

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Performance Guarantee

In connection with the sales of certain businesses, the Company has assigned its rights and obligations under several real estate leases to the acquiring companies (the “assignees”). The remaining terms of these leases vary from one year to four years. While the Company is no longer the primary obligor under these leases, the lessors have not completely released the Company from its obligations, and hold it secondarily liable in the event that the assignees default on these leases. The maximum potential future payments the Company could be required to make, if all of the assignees were to default as of June 30, 2010, would be approximately $5 million. The Company has assessed the probability of default by the assignees and has determined it to be remote.

Credit Facility Indemnification

In connection with its obligations under the credit facilities described in Note 7, “Financing Arrangements,” the Company has agreed to indemnify the third-party lending institutions for costs incurred by the institutions related to changes in tax law or other legal requirements. While there have been no amounts paid to the lenders pursuant to this indemnity in the past, there can be no assurance that the Company will not be obligated to indemnify the lenders under this arrangement in the future.

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

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

15. Guarantor—Non Guarantor financial information

The senior secured credit facility and senior unsecured cash pay and PIK toggle notes are jointly and severally, fully and unconditionally guaranteed by substantially all of the Company’s U.S. subsidiaries (collectively, the “Guarantors”). Each of the Guarantors is 100% owned, directly or indirectly, by the Company. None of the other subsidiaries of the Company, either directly or indirectly, guarantee the senior secured credit facility or the senior unsecured cash pay or PIK toggle notes (“Non-Guarantors”). The Company is co-borrower and also unconditionally guarantees the senior secured asset-based credit facility, discussed in Note 7, “Financing Arrangements.” In addition, substantially all of the Company’s U.S. subsidiaries act as co-borrowers and co-Guarantors under the senior secured asset-based credit facility.

The following tables present the financial position, results of operations and cash flows of Avaya Inc. (referred to as “Parent Company” within Note 15 only), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations as of June 30, 2010 and September 30, 2009, and for the three and nine months ended June 30, 2010 and 2009 to arrive at the information for the Company on a consolidated basis.

Supplemental Condensed Consolidating Schedule of Operations

	Three months ended June 30, 2010
In millions	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$745	$110	$556	$(79)	$1,332

COST	419	111	326	(79)	777

GROSS MARGIN	326	(1)	230	—	555

OPERATING EXPENSES
Selling, general and administrative	159	26	262	—	447
Research and development	55	2	49	—	106
Amortization of intangible assets	54	1	—	—	55
Restructuring charges, net	6	2	43	—	51
Acquistion-related costs	1	—	—	—	1

	275	31	354	—	660

OPERATING INCOME (LOSS)	51	(32)	(124)	—	(105)

Interest expense	(120)	(8)	1	—	(127)
Other income, net	1	—	—	—	1

LOSS BEFORE INCOME TAXES	(68)	(40)	(123)	—	(231)

Provision for income taxes	2	—	7	—	9
Equity in net loss of consolidated subsidiaries	(170)	—	—	170	—

NET LOSS	(240)	(40)	(130)	170	(240)

Less net income attributable to noncontrolling interests	—	—	—	—	—

NET LOSS ATTRIBUTABLE TO AVAYA INC.	$(240)	$(40)	$(130)	$170	$(240)

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Supplemental Condensed Consolidating Schedule of Operations

	Three months ended June 30, 2009
In millions	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$542	$26	$441	$(23)	$986

COST	297	24	249	(23)	547

GROSS MARGIN	245	2	192	—	439

OPERATING EXPENSES
Selling, general and administrative	182	2	126	—	310
Research and development	41	4	28	—	73
Amortization of intangible assets	51	—	—	—	51
Restructuring charges, net	—	—	114	—	114

	274	6	268	—	548

OPERATING LOSS	(29)	(4)	(76)	—	(109)

Interest expense	(96)	(5)	—	—	(101)
Other income (expense), net	(1)	(3)	1	—	(3)

LOSS BEFORE INCOME TAXES	(126)	(12)	(75)	—	(213)

Provision for income taxes	1	1	9	—	11
Equity in net loss of consolidated subsidiaries	(98)	—	—	98	—

NET LOSS	(225)	(13)	(84)	98	(224)

Less net income attributable to noncontrolling interests	—	—	1	—	1

NET LOSS ATTRIBUTABLE TO AVAYA INC.	$(225)	$(13)	$(85)	$98	$(225)

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Supplemental Condensed Consolidating Schedule of Operations

	Nine months ended June 30, 2010
In millions	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$2,037	$236	$1,704	$(265)	$3,712

COST	1,210	194	972	(265)	2,111

GROSS MARGIN	827	42	732	—	1,601

OPERATING EXPENSES
Selling, general and administrative	496	63	721	—	1,280
Research and development	158	8	137	—	303
Amortization of intangible assets	160	2	—	—	162
Impairment of long-lived assets	7	—	9	—	16
Restructuring charges, net	34	2	98	—	134
Acquistion-related costs	20	—	—	—	20

	875	75	965	—	1,915

OPERATING LOSS	(48)	(33)	(233)	—	(314)

Interest expense	(339)	(17)	—	—	(356)
Other income (expense), net	(1)	(1)	8	—	6

LOSS BEFORE INCOME TAXES	(388)	(51)	(225)	—	(664)

Provision for (benefit from) income taxes	7	1	(15)	—	(7)
Equity in net loss of consolidated subsidiaries	(264)	—	—	264	—

NET LOSS	(659)	(52)	(210)	264	(657)

Less net income attributable to noncontrolling interests	—	—	2	—	2

NET LOSS ATTRIBUTABLE TO AVAYA INC.	$(659)	$(52)	$(212)	$264	$(659)

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Supplemental Condensed Consolidating Schedule of Operations

	Nine months ended June 30, 2009
In millions	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$1,728	$80	$1,431	$(140)	$3,099

COST	962	76	818	(140)	1,716

GROSS MARGIN	766	4	613	—	1,383

OPERATING EXPENSES
Selling, general and administrative	424	9	533	—	966
Research and development	129	12	84	—	225
Amortization of intangible assets	151	—	—	—	151
Impairment of long-lived assets	2	—	—	—	2
Impairment of indefinite-lived intangible assets	60	—	—	—	60
Goodwill impairment	235	—	—	—	235
Restructuring charges, net	35	—	130	—	165

	1,036	21	747	—	1,804

OPERATING LOSS	(270)	(17)	(134)	—	(421)

Interest expense	(293)	(12)	(1)	—	(306)
Other income (expense), net	1	(2)	8	—	7

LOSS BEFORE INCOME TAXES	(562)	(31)	(127)	—	(720)

(Benefit from) provision for income taxes	(23)	1	17	—	(5)
Equity in net loss of consolidated subsidiaries	(177)	—	—	177	—

NET LOSS	(716)	(32)	(144)	177	(715)

Less net income attributable to noncontrolling interests	—	—	1	—	1

NET LOSS ATTRIBUTABLE TO AVAYA INC.	$(716)	$(32)	$(145)	$177	$(716)

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Supplemental Condensed Consolidating Balance Sheet

	June 30, 2010
In millions	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$328	$12	$174	$—	$514
Accounts receivable, net—external	283	48	406	—	737
Accounts receivable—internal	341	176	72	(589)	—
Inventory	97	17	121	—	235
Deferred income taxes, net	—	—	5	—	5
Assets held for sale	36	—	85	—	121
Other current assets	117	83	132	—	332
Internal notes receivable, current	1,398	73	151	(1,622)	—

TOTAL CURRENT ASSETS	2,600	409	1,146	(2,211)	1,944

Property, plant and equipment, net	265	33	153	—	451
Deferred income taxes, net	—	—	10	—	10
Intangible assets, net	2,601	39	87	—	2,727
Goodwill	4,095	—	—	—	4,095
Other assets	187	11	38	—	236
Investment in consolidated subsidiaries	(1,210)	(18)	23	1,205	—

TOTAL ASSETS	$8,538	$474	$1,457	$(1,006)	$9,463

LIABILITIES
Current liabilities:
Debt maturing within one year—external	$48	$—	$—	$—	$48
Debt maturing within one year—internal	243	351	1,028	(1,622)	—
Accounts payable—external	258	30	188	—	476
Accounts payable—internal	160	133	296	(589)	—
Payroll and benefit obligations	143	18	142	—	303
Deferred revenue	488	25	75	—	588
Business restructuring reserve, current portion	27	2	86	—	115
Liabilities held for sale	—	—	30	—	30
Other current liabilities	243	8	122	—	373

TOTAL CURRENT LIABILITIES	1,610	567	1,967	(2,211)	1,933

Long-term debt	5,880	—	—	—	5,880
Benefit obligations	1,660	—	360	—	2,020
Deferred income taxes, net	135	—	1	—	136
Business restructuring reserve, non-current portion	30	6	23	—	59
Other liabilities	157	24	140	—	321

TOTAL NON-CURRENT LIABILITIES	7,862	30	524	—	8,416

DEFICIENCY
TOTAL AVAYA STOCKHOLDER’S DEFICIENCY	(934)	(123)	(1,082)	1,205	(934)
Noncontrolling interest	—	—	48	—	48

TOTAL DEFICIENCY	(934)	(123)	(1,034)	1,205	(886)

TOTAL LIABILITIES AND DEFICIENCY	$8,538	$474	$1,457	$(1,006)	$9,463

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

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Supplemental Condensed Consolidating Schedule of Cash Flows

	Nine months ended June 30, 2010
In millions	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net loss	$(659)	$(52)	$(210)	$264	$(657)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities	607	11	231	—	849
Changes in operating assets and liabilities, net of effects of acquired business	(231)	31	9	—	(191)
Investment in consolidated subsidiaries	264	—	—	(264)	—

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(19)	(10)	30	—	1

INVESTING ACTIVITIES:
Capital expenditures	(16)	(2)	(31)	—	(49)
Capitalized software development costs	(33)	(4)	—	—	(37)
Acquisition of NES, net of cash acquired	(534)	37	(308)	—	(805)
Liquidation of securities of long-lived assets	—	13	—	—	13
Proceeds from sale of long-lived assets	1	—	7	—	8
Purchase of securities available for sale	—	—	(5)	—	(5)
Restricted cash	—	—	1	—	1

NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(582)	44	(336)	—	(874)

FINANCING ACTIVITIES:
Net proceeds from incremental B-2 term loans and warrants	783	—	—	—	783
Capital contribution from Parent	125	—	—	—	125
Debt issuance costs	(5)	—	—	—	(5)
Repayment of long-term debt	(36)	—	—	—	(36)
Net (repayments) borrowings of intercompany debt	(214)	(24)	238	—	—
Internal capital contribution from Parent Company	(100)	—	100	—	—
Other financing activities, net	—	—	(1)	—	(1)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	553	(24)	337	—	866

Effect of exchange rate changes on cash and cash equivalents	—	—	(32)	—	(32)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(48)	10	(1)	—	(39)
Cash and cash equivalents reclassified as held for sale	—	—	(14)	—	(14)
Cash and cash equivalents at beginning of period	376	2	189	—	567

Cash and cash equivalents at end of period	$328	$12	$174	$—	$514

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Supplemental Condensed Consolidating Schedule of Cash Flows

	Nine months ended June 30, 2009
In millions	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net loss	$(716)	$(32)	$(144)	$177	$(715)
Adjustments to reconcile net loss to net cash provided by operating activities	715	5	230	—	950
Changes in operating assets and liabilities	(79)	1	(72)	—	(150)
Investment in consolidated subsidiaries	177	—	—	(177)	—

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	97	(26)	14	—	85

INVESTING ACTIVITIES:
Capital expenditures	(23)	—	(30)	—	(53)
Capitalized software development costs	(26)	(2)	(9)	—	(37)
Liquidation of securities available for sale	98	—	—	—	98
Proceeds from sale of long-lived assets	3	—	—	—	3
Restricted cash	—	—	(27)	—	(27)

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	52	(2)	(66)	—	(16)

FINANCING ACTIVITIES:
Debt issuance costs	(29)	—	—	—	(29)
Repayment of long-term debt	(63)	—	—	—	(63)
Net (repayments) borrowings of intercompany debt	(55)	27	28	—	—

NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(147)	27	28	—	(92)

Effect of exchange rate changes on cash and cash equivalents	—	—	(10)	—	(10)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2	(1)	(34)	—	(33)
Cash and cash equivalents at beginning of period	382	3	194	—	579

Cash and cash equivalents at end of period	$384	$2	$160	$—	$546

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our accompanying unaudited interim consolidated financial statements as of June 30, 2010 and for the three and nine months ended June 30, 2010 and 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the rules and regulations of the United States Securities and Exchange Commission, or the SEC, for interim financial statements, and should be read in conjunction with our consolidated financial statements and other financial information for the fiscal year ended September 30, 2009, which were included in our Registration Statement on Form S-4 filed with the SEC on December 23, 2009 and declared effective by the SEC on January 14, 2010. In our opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated.

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

Acquisition of Nortel Enterprise Solutions Business of Nortel Networks Corporation

On September 16, 2009, the Company emerged as the winning bidder in bankruptcy court proceedings to acquire the enterprise solutions business (“NES”) of Nortel Networks Corporation for $900 million in cash consideration subject to certain purchase price adjustments as set forth in the acquisition agreements (the “Acquisition”). On December 18, 2009 (the “acquisition date”), Avaya acquired certain assets and assumed certain liabilities of

NES, including all the shares of Nortel Government Solutions Incorporated, for $943 million in cash consideration, which included a preliminary working capital adjustment of $43 million primarily related to cash and securities owned by Nortel Government Solutions Incorporated. The Company and Nortel are required to determine the final purchase price post-closing based upon the various purchase price adjustments included in the acquisition agreements. The terms of the Acquisition do not include any significant contingent consideration arrangements. The acquisition of NES expands Avaya’s technology portfolio, enhances its customer base, broadens its indirect sales channel, and provides greater ability to compete globally. See Note 3, “Business Combinations and Other Transactions” to our unaudited interim consolidated financial statements for further details.

The purchase price of NES and the payment of related fees and expenses (including integration expenses) were funded with (i) cash proceeds of $783 million received by Avaya from its issuance of $1,000 million in aggregate principal amount of term loans and detachable warrants to purchase up to 61.5 million shares of common stock in Parent (see Note 7, “Financing Arrangements” to our unaudited interim consolidated financial statements), (ii) a capital contribution to Avaya from Parent in the amount of $125 million from the Parent’s issuance of Series A preferred stock and warrants to purchase common stock of Parent, and (iii) approximately $112 million of Avaya’s existing cash.

Sale of AGC Networks Ltd.

On May 30, 2010, Avaya entered into a Share Purchase Agreement with Essar Services Holdings Limited (“Essar”) to sell its 59.13% ownership interest in AGC Networks Limited (formerly Avaya GlobalConnect Ltd.) (“AGC”) for $44.5 million in cash. The transaction is subject to customary closing conditions. Further, in accordance with Indian law, an affiliate of Essar is required to conduct an offer to acquire up to 20% of the remaining shares of AGC from public shareholders. The sale is expected to close during the quarter ending September 30, 2010 and a loss is not expected as a result of the transaction. Once the sale is complete, AGC is expected to continue to sell, implement and maintain Avaya’s communication systems, applications, and services as an Avaya business partner under the Avaya business partner program.

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

Financial Results Summary

Our revenues for the nine months ended June 30, 2010 increased 20% as compared to the nine months of the corresponding period in the prior year, primarily as a result of the contributions by the NES business. The increase in revenues provided by the NES business was partially offset by lower revenues in Avaya’s previously existing customer base which is attributable to the global economy and cautious spending by our customer base. We incurred a net loss for the nine months ended June 30, 2010 of $657 million as compared to a net loss of $715 million reported for the corresponding period in the prior year.

In addition to these changes in our revenues, our net results compared to the prior period reflects, among other things:

•

an increase in gross margin and improvement in selling, general and administrative (“SG&A”) expenses net of integration costs and incremental SG&A expenses associated with the operations of the NES business for the period December 19, 2009 through June 30, 2010 as a result of cost controls and the transition of resources to lower-cost geographies;

•

the impact of impairment charges for indefinite-lived intangible assets and goodwill on our results for the nine months ended June 30, 2009 of $60 million and $235 million, respectively, resulting from negative economic trends, increased market risks and expectations of lower future discounted cash flows for certain of our product lines whereas, during the nine months ended June 30, 2010, there was no impairment to indefinite-lived intangible assets and goodwill;

•	Acquisition-related costs associated with the acquisition of NES;

•	integration costs which are primarily third-party consulting fees, professional fees, travel and other administrative costs associated with consolidating the operations of Avaya and NES;

•	impairment charges associated with certain technologies with overlapping functionality to technologies acquired with NES;

•	incremental SG&A and research and development (“R&D”) expenses associated with the operations of the NES business for the period December 19, 2009 through June 30, 2010;

•	the impact of purchase accounting adjustments on the period from December 19, 2009 through June 30, 2010 as a result of the acquisition of NES; and

•	incremental interest expense from the additional financing associated with the Acquisition.

Results From Operations

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009

Revenue

Total revenue was $1,332 million and $986 million for the three months ended June 30, 2010 and 2009, respectively. Revenue increased by $346 million or 35% primarily due to incremental revenue from the NES business, partially offset by the unfavorable impact of foreign currency.

The following table sets forth a comparison of revenue by type:

	Three months ended June 30,
	2010	2009	Mix		Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact
Dollars in millions			2010	2009
GCS	$702	$441	53%	44%	59%	60%
Purchase accounting adjustments	(2)	(3)	0%	0%	-33%	-33%

Total product revenue	700	438	53%	44%	60%	61%

AGS	633	548	47%	56%	16%	17%
Purchase accounting adjustments	(1)	—	0%	0%	N/A	N/A

Total service revenue	632	548	47%	56%	15%	17%

Total revenue	$1,332	$986	100%	100%	35%	36%

GCS revenue for the three months ended June 30, 2010 and 2009 was $702 million and $441 million, respectively. GCS revenue increased $261 million or 59% primarily due to incremental revenue from the NES business. The increase in GCS revenue was partially offset, however, by lower revenues associated with our contact center solutions, unified communications products and small and medium enterprise solutions directly attributable to the global economy and cautious spending by customers, as well as the unfavorable impact of foreign currency.

AGS revenue for the three months ended June 30, 2010 and 2009 was $633 million and $548 million, respectively. AGS revenues increased $85 million or 16% primarily due to incremental revenue from the NES business. The increase in AGS revenue was partially offset by lower revenues due to customers reducing their spending by cancelling or renegotiating maintenance contracts in response to economic conditions, as well as the unfavorable impact of foreign currency. In addition, as a result of the decline in product revenues, associated revenues for certain product support, implementation and professional services have declined.

The following table sets forth a comparison of revenue by location:

	Three months ended June 30,
	2010	2009	Mix		Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact
Dollars in millions			2010	2009
North America:
U.S.	$730	$543	55%	55%	34%	34%
Canada	47	22	4%	2%	114%	109%

Total North America	777	565	59%	57%	38%	37%
Outside North America:
Germany	125	140	9%	14%	-11%	-5%
EMEA (excluding Germany)	233	142	17%	15%	64%	68%

Total EMEA	358	282	26%	29%	27%	32%
APAC—Asia Pacific	127	83	10%	8%	53%	52%
CALA—Central and Latin America	70	56	5%	6%	25%	23%

Total outside North America	555	421	41%	43%	32%	35%

Total revenue	$1,332	$986	100%	100%	35%	36%

Revenue in the U.S. for the three months ended June 30, 2010 and 2009 was $730 million and $543 million, respectively. Revenue in the U.S. increased $187 million or 34% primarily due to incremental revenue from the NES business, partially offset by decreases resulting from customers cancelling or renegotiating maintenance contracts and a decrease in demand for our contact center solutions. Revenue in EMEA for the three months ended June 30, 2010 and 2009 was $358 million and $282 million, respectively. Revenue in EMEA increased $76 million or 27% primarily due to incremental revenue from the NES business, partially offset by the decreases attributable to the exiting of lower-margin product and service offerings, weakness in the European economy and the unfavorable impact of foreign currency. Revenue in APAC and CALA increased $44 million and $14 million, respectively, primarily due to incremental revenue from the NES business. Excluding the impacts of the incremental revenue from the NES business, revenues in APAC increased slightly, while revenues in CALA decreased slightly.

The following table sets forth a comparison of revenue from sales of products by channel:

	Three months ended June 30,
Dollars in millions	2010	2009	Mix		Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact

			2010	2009
Direct	$200	$210	29%	48%	-5%	-4%
Indirect	500	228	71%	52%	119%	120%

Total sales of products	$700	$438	100%	100%	60%	61%

In fiscal 2009, we began to implement our strategic decision to expand our market coverage by investing more in the indirect channel. The percentage of product sales through the indirect channel increased by 19 percentage points to 71% in the third quarter of fiscal 2010 as compared to 52% in the corresponding period last year. The increase was predominantly attributable to the incremental product sales from the NES business which, prior to the Acquisition, was substantially generated through the indirect channel. Excluding the impact of the NES business, the percentage of product sales through the indirect channel also increased in the third quarter of fiscal 2010 as the Company continued to focus on sales through the indirect channel. As a result of higher volume discounts, sales through the indirect channel generally generate lower margins than direct sales. Avaya’s use of the indirect channel lowers selling expenses and allows us to reach more end users.

Gross Margin

The following table sets forth a comparison of gross margin by segment:

	Three months ended June 30,
	2010	2009	Percent of Revenue		Change
Dollars in millions			2010	2009
GCS margin	$354	$235	50.4%	53.3%	$119	51%
AGS margin	278	270	43.9%	49.3%	8	3%
Amortization of technology intangible assets and the impact of purchase accounting adjustments	(77)	(66)	n/a	n/a	(11)	17%

Total gross margin	$555	$439	41.7%	44.5%	$116	26%

Gross margin for the three months ended June 30, 2010 and 2009 was $555 million and $439 million, respectively. Gross margin increased by $116 million or 26% primarily due to the incremental margin from the NES business and the favorable impact of foreign currency.

GCS gross margin for the three months ended June 30, 2010 and 2009 was $354 million and $235 million, respectively. GCS gross margin increased $119 million or 51% primarily due to incremental margin provided by the NES business. The increase in GCS gross margin was partially offset by lower revenues associated with our contact center solutions and unified communications products. The GCS gross margin percentage decreased to 50.4% for the three months ended June 30, 2010 from 53.3% for the three months ended June 30, 2009. The decrease in gross margin percentage is primarily due to the lower gross margin percentage of the NES business.

AGS gross margin for the three months ended June 30, 2010 and 2009 was $278 million and $270 million, respectively. AGS gross margin increased $8 million or 3% primarily due to the incremental margin provided by the NES business. The increase in AGS gross margin was partially offset by lower revenues due to customers reducing their spending by cancelling or renegotiating maintenance contracts in response to economic conditions, as well as the unfavorable impact of foreign currency. The AGS gross margin percentage decreased to 43.9% for the three months ended June 30, 2010 from 49.3% for the three months ended June 30, 2009. The acquired NES services business historically experienced lower services margins. Accordingly, the acquisition of NES negatively affected the gross margin percentage of AGS.

Total gross margin for the three months ended June 30, 2010 and 2009 included the effect of certain acquisition adjustments including the amortization of acquired technology intangibles and the amortization of the inventory step-up related to the acquisition of NES and the Merger.

Operating expenses

	Three months ended June 30,
			Percent of Revenue
Dollars in millions	2010	2009	2010	2009	Change
Selling, general and administrative	$447	$310	33.6%	31.4%	$137	44%
Research and development	106	73	8.0%	7.4%	33	45%
Amortization of intangible assets	55	51	4.1%	5.2%	4	8%
Restructuring charges, net	51	114	3.8%	11.6%	(63)	-55%
Acquisition-related costs	1	—	0.1%	0.0%	1	N/A

Total operating expenses	$660	$548	49.6%	55.6%	$112	20%

SG&A expenses for the three months ended June 30, 2010 and 2009 were $447 million and $310 million, respectively, an increase of $137 million. The increase in expenses was due to incremental SG&A expenses incurred by the NES business and integration costs of $30 million for the three months ended June 30, 2010, partially offset by a favorable foreign currency impact. Integration costs primarily represent third-party consulting fees and other administrative costs associated with consolidating and coordinating the operations of Avaya and NES. These costs were incurred in connection with, among other things, the on-boarding of NES personnel, developing compatible IT systems and internal processes, and developing and implementing a strategic operating plan to enable a smooth transition with minimal disruption to NES customers. These costs were partially offset by the continued benefit from cost savings initiatives implemented in prior periods, which included exiting facilities and reducing the workforce and relocating positions to lower-cost geographies.

R&D expenses for the three months ended June 30, 2010 and 2009 were $106 million and $73 million, respectively, an increase of $33 million. The increase in R&D expenses was due to incremental R&D expenses from the acquired NES business, partially offset by reductions resulting from continued focus on cost saving initiatives and the re-prioritization of projects.

Amortization of intangible assets for the three months ended June 30, 2010 and 2009 was $55 million and $51 million, respectively, an increase of $4 million. The increase was due to amortization related to intangible assets acquired in connection with the acquisition of NES.

Restructuring charges, net for the three months ended June 30, 2010 and 2009 were $51 million and $114 million, respectively, a decrease of $63 million. In December 2008, we had announced that we were initiating additional restructuring plans during fiscal 2009. These plans included additional headcount reductions, shifting resources to lower-cost geographies and the further consolidation of facilities. As a result of the implementation of the fiscal 2009 restructuring plan for the year ended September 30, 2009, we incurred $160 million of restructuring charges, of which $114 million were recorded in the third quarter of fiscal 2009, primarily related to employee separation actions in Europe and the U.S. During the third quarter of fiscal 2010, we continued our focus on controlling costs. In response to the global economic climate and the acquisition of NES, management continued our initiatives designed to streamline our operations, generate cost savings, and eliminate overlapping processes and expenses associated with the NES business. These initiatives include exiting facilities and reducing the workforce or relocating positions to lower-cost geographies. Restructuring charges recorded during the three months ended June 30, 2010 include employee separation costs primarily associated with involuntary employee severance actions in EMEA and the U.S. As we continue to evaluate the NES acquisition and identify additional operational synergies, additional cost savings opportunities may be identified in future periods.

Acquisition-related costs for the three months ended June 30, 2010 were $1 million and include legal and other costs related to the acquisition of NES. No acquisition-related costs were incurred during the three months ended June 30, 2009.

Operating Loss

Operating loss for the three months ended June 30, 2010 was $105 million compared to $109 million for the three months ended June 30, 2009.

Results for the three months ended June 30, 2010, includes the impact of the operating results associated with the NES business, which includes the effect of certain acquisition adjustments including the amortization of the inventory step-up and the amortization of acquired technology and customer intangibles. In addition, we incurred integration costs (included in SG&A) of $30 million and Acquisition-related costs of $1 million associated with the acquisition of NES.

Interest Expense

Interest expense for the three months ended June 30, 2010 and 2009 was $127 million and $101 million, which includes non-cash interest expense of $24 million and $18 million, respectively. Non-cash interest expense for the three months ended June 30, 2010 includes: (1) amortization of debt issuance costs, (2) accretion of debt discount attributable to our incremental term B-2 loans issued in connection with the Acquisition, and (3) paid-in-kind (“PIK”) interest for the month of April 2010 which we have elected to finance through our senior unsecured PIK toggle notes. Non-cash interest expense for the three months ended June 30, 2009 represents (1) amortization of debt issuance costs, and (2) PIK interest for the period from May 1, 2009 through June 30, 2009 which we have elected to finance through our senior unsecured PIK toggle notes.

Cash interest expense for the three months ended June 30, 2010 increased as a result of cash interest expense associated with our incremental term B-2 loans issued in connection with the Acquisition as well as the fact that the Company elected to pay cash interest on our senior unsecured PIK toggle notes for the period of May 1, 2010 through October 31, 2010. This increase was partially offset by decreased cash interest expense as a result of lower interest rates combined with the expiration of certain interest rate swap contracts associated with our term B-1 loans under our senior secured credit facility issued in connection with the Merger.

Other Income (Expense), Net

Other income, net for the three months ended June 30, 2010 includes interest income of $1 million. Other expense, net for the three months ended June 30, 2009 was $3 million, which primarily represents net foreign currency transaction losses of $4 million.

Provision for Income Taxes

The provision for income taxes was $9 million and $11 million for the three months ended June 30, 2010 and 2009, respectively. The effective tax rate for the three months ended June 30, 2010 was 3.9% as compared to 5.2% for the three months ended June 30, 2009 and differs from the U.S. Federal tax rate primarily due to the effect of taxable income in non-U.S. jurisdictions and due to the valuation allowance established against our U.S. deferred tax assets.

Nine Months Ended June 30, 2010 Compared with Nine months Ended June 30, 2009

Revenue

Total revenue was $3,712 million and $3,099 million for the nine months ended June 30, 2010 and 2009, respectively. Revenue increased by $613 million or 20% primarily due to incremental revenue from the NES business and the favorable impact of foreign currency.

The following table sets forth a comparison of revenue by type:

	Nine months ended June 30,
			Mix		Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact

Dollars in millions	2010	2009	2010	2009
GCS	$1,901	$1,438	51%	46%	32%	30%
Purchase accounting adjustments	(5)	(14)	0%	0%	-64%	-64%

Total product revenue	1,896	1,424	51%	46%	33%	31%

AGS	1,820	1,675	49%	54%	9%	7%
Purchase accounting adjustments	(4)	—	0%	0%	N/A	N/A

Total service revenue	1,816	1,675	49%	54%	8%	7%

Total revenue	$3,712	$3,099	100%	100%	20%	18%

GCS revenue for the nine months ended June 30, 2010 and 2009 was $1,901 million and $1,438 million, respectively. GCS revenue increased $463 million or 32% primarily due to incremental revenue from the NES business and the favorable impact of foreign currency. The increase in GCS revenues was partially offset by lower sales volume of communications infrastructure directly attributable to global economic conditions and cautious spending by Avaya’s established customer base.

AGS revenue for the nine months ended June 30, 2010 and 2009 was $1,820 million and $1,675 million, respectively. AGS revenue increased $145 million or 9% primarily due to incremental revenue from the NES business and the favorable impact of foreign currency. The increase in AGS revenues was partially offset by lower revenues due to customers reducing their spending by cancelling or renegotiating maintenance contracts in response to economic conditions. In addition, due to the decline in product revenues, associated revenues for certain product support, implementation and professional services also declined.

The following table sets forth a comparison of revenue by location:

	Nine months ended June 30,
			Mix		Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact

Dollars in millions	2010	2009	2010	2009
North America:
U.S.	$2,019	$1,692	54%	55%	19%	19%
Canada	136	66	4%	2%	106%	94%

Total North America	2,155	1,758	58%	57%	23%	22%
Outside North America:
Germany	410	432	11%	14%	-5%	-9%
EMEA (excluding Germany)	616	467	17%	15%	32%	30%

Total EMEA	1,026	899	28%	29%	14%	11%
APAC—Asia Pacific	344	260	9%	8%	32%	28%
CALA—Central and Latin America	187	182	5%	6%	3%	-3%

Total outside North America	1,557	1,341	42%	43%	16%	13%

Total revenue	$3,712	$3,099	100%	100%	20%	18%

Revenue in the U.S. for the nine months ended June 30, 2010 and 2009 was $2,019 million and $1,692 million, respectively. Revenue in the U.S. increased $327 million or 19% primarily due to incremental revenue from the NES business partially offset by a decline in services revenue due to customers cancelling or renegotiating maintenance contracts and a decrease in demand as a result of the global economy and cautious spending by our customers. Revenue in EMEA for the nine months ended June 30, 2010 and 2009 was $1,026 million and $899 million, respectively. Revenue in EMEA increased $127 million or 14% primarily as a result of incremental revenue from the NES business and the impact of foreign currency. The increase was partially offset by decreases attributable to the exiting of lower-margin product and service offerings and weakness in the European economy. Excluding the impacts of the incremental revenue from the NES business and foreign currency, revenues in APAC increased slightly, while revenues in CALA decreased slightly.

The following table sets forth a comparison of revenue from sales of products by channel:

	Nine months ended June 30,
			Mix		Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact

Dollars in millions	2010	2009	2010	2009
Direct	$597	$694	31%	49%	-14%	-17%
Indirect	1,299	730	69%	51%	78%	77%

Total sales of products	$1,896	$1,424	100%	100%	33%	31%

In fiscal 2009, we began to implement our strategic decision to expand our market coverage by investing more in the indirect channel. The percentage of product sales through the indirect channel increased by 18 percentage points to 69% in the first nine months of fiscal 2010 as compared to 51% in the corresponding period last year. The increase was predominantly attributable to the incremental product sales from the NES business which, prior to the Acquisition, was substantially generated through the indirect channel. Excluding the impact of NES, the percentage of product sales through the indirect channel also increased for the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009. As a result of higher volume discounts, sales through the indirect channel generally generate lower margins than direct sales. Avaya’s use of the indirect channel lowers selling expenses and allows us to reach more end users.

Gross Margin

The following table sets forth a comparison of gross margin by segment:

	Nine months ended June 30,
			Percent of Revenue
Dollars in millions	2010	2009	2010	2009	Change
GCS margin	$1,008	$794	53.0%	55.2%	$214	27%
AGS margin	828	789	45.5%	47.1%	39	5%
Amortization of technology intangible assets and the impact of purchase accounting adjustments	(235)	(200)	n/a	n/a	(35)	18%

Total gross margin	$1,601	$1,383	43.1%	44.6%	$218	16%

Gross margin for the nine months ended June 30, 2010 and 2009 was $1,601 million and $1,383 million, respectively. Gross margin increased by $218 million or 16% primarily due to the incremental margin from the NES business and the favorable impact of foreign currency.

GCS gross margin for the nine months ended June 30, 2010 and 2009 was $1,008 million and $794 million, respectively. GCS gross margin increased $214 million or 27% primarily due to incremental margin provided by the NES business and the favorable impact of foreign currency. The increase in gross margin was partially offset by the decline in sales volume and pricing in the U.S. and EMEA. The GCS gross margin percentage decreased to 53.0% for the nine months ended June 30, 2010 from 55.2% for the nine months ended June 30, 2009. The decrease in gross margin percentage is primarily due to the lower gross margin percentage of the NES business.

AGS gross margin for the nine months ended June 30, 2010 and 2009 was $828 million and $789 million, respectively. AGS gross margin increased $39 million or 5% primarily due to incremental margin provided by the NES business and the favorable impact of foreign currency. The AGS gross margin percentage decreased to 45.5% for the nine months ended June 30, 2010 from 47.1% for the nine months ended June 30, 2009. The acquired NES services business historically experienced lower services margins. Accordingly, the acquisition of NES negatively affected the gross margin percentage of AGS.

Total gross margin for the three months ended June 30, 2010 and 2009 included the effect of certain acquisition adjustments including the amortization of acquired technology intangibles and the amortization of the inventory step-up related to the acquisition of NES and the Merger.

Operating expenses

	Nine months ended June 30,
			Percent of Revenue
Dollars in millions	2010	2009	2010	2009	Change
Selling, general and administrative	$1,280	$966	34.5%	31.1%	$314	33%
Research and development	303	225	8.2%	7.3%	78	35%
Amortization of intangible assets	162	151	4.4%	4.9%	11	7%
Impairment of long-lived assets	16	2	0.4%	0.1%	14	700%
Impairment of indefinite-lived intangible assets	—	60	0.0%	1.9%	(60)	-100%
Goodwill impairment	—	235	0.0%	7.6%	(235)	-100%
Restructuring charges, net	134	165	3.6%	5.3%	(31)	-19%
Acquisition-related costs	20	—	0.5%	0.0%	20	N/A

Total operating expenses	$1,915	$1,804	51.6%	58.2%	$111	6%

SG&A expenses for the nine months ended June 30, 2010 and 2009 were $1,280 million and $966 million, respectively, an increase of $314 million. The increase was due to incremental SG&A expenses arising as a result of operating the acquired NES business, as well as integration costs of $77 million for the nine months ended June 30, 2010, and an unfavorable foreign currency impact. Integration costs primarily represent third-party consulting fees and other administrative costs associated with consolidating and coordinating the operations of Avaya and NES. These costs were incurred in connection with, among other things, the on-boarding of NES personnel, developing compatible IT systems and internal processes, and developing and implementing a strategic operating plan to help enable a smooth transition with minimal disruption to NES customers. These costs were partially offset by the continued benefit from cost savings initiatives.

R&D expenses for the nine months ended June 30, 2010 and 2009 were $303 million and $225 million, respectively, an increase of $78 million. The increase was due to incremental R&D expenses incurred by the NES business and an unfavorable foreign currency impact. The increase was partially offset by reductions resulting from continued focus on cost saving initiatives and the re-prioritization of projects.

Amortization of intangible assets for the nine months ended June 30, 2010 and 2009 was $162 million and $151 million, respectively. The increase was due to amortization related to intangible assets acquired in connection with the acquisition of NES.

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

Upon classification of the AGC business, which represents a portion of certain GCS and AGS reporting units, as held for sale, the Company tested the goodwill remaining in the portion of the reporting units to be retained for impairment in accordance with the authoritative guidance. Based on this goodwill impairment test, the Company determined that the respective book values for these reporting units did not exceed their estimated fair values and goodwill was not impaired. Excluding the AGC transaction which requires that goodwill be tested for impairment, the Company determined that no events occurred or circumstances changed during the nine months ended June 30, 2010 that would indicate that the fair value of a reporting unit may be below its carrying amount.

Restructuring charges, net for the nine months ended June 30, 2010 and 2009 were $134 million and $165 million, respectively, a decrease of $31 million. During the first nine months of fiscal 2010, we continued our focus on controlling costs. In response to the global economic climate and in anticipation of the acquisition of NES, we began implementing additional initiatives designed to streamline our operations, generate cost savings and eliminate overlapping processes and expenses associated with the NES business. These initiatives include exiting facilities and reducing the workforce or relocating positions to lower cost geographies. Restructuring charges recorded during the nine months ended June 30, 2010 include employee separation costs primarily associated with involuntary employee severance actions in EMEA and the U.S. As we continue to evaluate the NES acquisition and identify additional operational synergies, additional cost savings opportunities may be identified in future periods.

Acquisition-related costs for the nine months ended June 30, 2010 were $20 million and include legal and other costs related to the acquisition of NES. No acquisition-related costs were incurred during the nine months ended June 30, 2009.

Operating Loss

Operating loss for the nine months ended June 30, 2010 was $314 million compared to $421 million for the nine months ended June 30, 2009.

For the period December 19, 2009 through June 30, 2010, results include the impact of the unfavorable operating results from the acquisition of NES, which includes the effect of certain acquisition adjustments and the amortization of acquired technology and customer intangibles. In addition, we incurred integration costs (included in SG&A) of $77 million, Acquisition-related costs of $20 million associated with the acquisition of NES and an impairment of $16 million to our long-lived assets, as described above. For the nine months ended June 30, 2009, results included the impact of the impairment of goodwill and indefinite-lived intangible assets of $235 million and $60 million, respectively, as well as restructuring charges that were $31 million lower for the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009.

Interest Expense

Interest expense for the nine months ended June 30, 2010 and 2009 was $356 million and $306 million, which includes non-cash interest expense of $88 million and $29 million, respectively. Non-cash interest expense for the nine months ended June 30, 2010 includes: (1) amortization of debt issuance costs, (2) accretion of debt discount attributable to our incremental term B-2 loans issued in connection with the Acquisition, and (3) paid-in-kind (“PIK”) interest for the period of October 1, 2009 through April 30, 2010 which we have elected to finance through our senior unsecured PIK toggle notes. Non-cash interest expense for the nine months ended June 30, 2009 represents (1) amortization of debt issuance costs, and (2) PIK interest for the period of May 1, 2009 through June 30, 2009 which we have elected to finance through our senior unsecured PIK toggle notes.

Cash interest expense for the nine months ended June 30, 2010 decreased as a result of lower interest rates combined with the expiration of certain interest rate swap contracts associated with our term B-1 loans under our senior secured credit facility issued in connection with the Merger as well as the fact that the Company elected to pay in kind interest on our senior unsecured PIK toggle notes for a longer period. These decreases in cash interest expense were partially offset by increased cash interest expense for the nine months ended June 30, 2010 associated with our incremental term B-2 loans issued in connection with the Acquisition.

Other Income, Net

Other income, net for the nine months ended June 30, 2010 was $6 million as compared to $7 million for the nine months ended June 30, 2009. This difference primarily represents net foreign currency transaction gains of $2 million and $5 million for the nine months ended June 30, 2010 and 2009, respectively.

Benefit from Income Taxes

The benefit from income taxes for the nine months ended June 30, 2010 and 2009 was $7 million and $5 million, respectively. The effective benefit rate for the nine months ended June 30, 2010 and 2009 was 1.1% and 0.7%, respectively, and differs from the U.S. Federal tax rate primarily due to the effect of taxable income in non-U.S. jurisdictions and due to the valuation allowance established against our U.S. deferred tax assets. Tax benefit for the nine months ended June 30, 2010 is also impacted by a $10 million reduction in the Company’s unrecognized tax benefits plus the reversal of interest in the amount of $5 million.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $53 million to $514 million at June 30, 2010 from $567 million at September 30, 2009. Cash and cash equivalents at September 30, 2009 does not include $100 million that had been placed in an interest bearing escrow account as a good faith deposit in connection with the acquisition of NES and classified as other non-current assets. This deposit was included in the funds used for the Acquisition on December 18, 2009. In addition, at June 30, 2010 and September 30, 2009 there is restricted cash of $29 million and $32 million, respectively, primarily securing a standby letter of credit related to a facility lease in Germany which is classified as other non-current assets and is not included in the cash and cash equivalents balance. Cash and cash equivalents at June 30, 2010 also does not include $14 million of AGC cash and cash equivalents classified as assets held for sale and auction rate securities with a fair value of $5 million which we acquired with NES and have classified as other current assets.

Sources and Uses of Cash

A condensed statement of cash flows for the nine months ended June 30, 2010 and 2009 follows:

	Nine months ended June 30,
In millions	2010	2009
Net cash provided by (used for):
Net loss adjusted for non-cash items	$192	$235
Change in operating assets and liabilities	(191)	(150)

Operating activities	1	85
Investing activities	(874)	(16)
Financing activities	866	(92)
Effect of exchange rate changes on cash and cash equivalents	(32)	(10)

Net decrease in cash and cash equivalents	(39)	(33)
Cash and cash equivalents reclassified as assets held for sale	(14)	—
Cash and cash equivalents at beginning of period	567	579

Cash and cash equivalents at end of period	$514	$546

Operating Activities

Cash provided by operating activities for the nine months ended June 30, 2010 was $1 million as compared to $85 million for the nine months ended June 30, 2009. Net loss adjusted for non-cash items provided positive cash flows of $192 million and was offset by changes in operating assets and liabilities of ($191) million for the nine months ended June 30, 2010. Net loss adjusted for non-cash items provided positive cash flows of $235 million and was offset by changes in operating assets and liabilities of ($150) million for the nine months ended June 30, 2009. The change in net loss adjusted for non-cash items for the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009 was due to the higher cash operating losses offset by the effects of the incremental NES business and lower cash interest expense for the period.

Change in operating assets and liabilities of ($191) million for the nine months ended June 30, 2010 was due to increases in accounts receivable and deferred costs offset by the increase in accounts payable associated with the acquired NES business and payments made in connection with our restructuring activities. The acquisition of NES included only a limited amount of working capital. The increases in accounts receivable and accounts payable were expected as the acquired balance of these accounts were not sufficient to sustain the existing business needs at the date of acquisition. The increase in deferred costs is associated with certain projects of Avaya Gov that began ramping up in January 2010.

Change in operating assets and liabilities of ($150) million for the nine months ended June 30, 2009 was due to payments associated with our employee incentive programs in the first quarter of 2009 and payments made in connection with our restructuring activities offset by improvements in the collection of accounts receivable and reduction in inventories.

Investing Activities

Cash used for investing activities was $874 million and $16 million for the nine months ended June 30, 2010 and 2009, respectively. The primary use of cash in the current period was related to payments in connection with the acquisition of NES of $805 million (net of cash acquired of $38 million and the application of the $100 million good-faith deposit made in fiscal 2009). In addition, during that period we used cash for capital expenditures and capitalized software development costs of $49 million and $37 million, respectively. Cash used for investing activities during the current period was partially offset by $13 million related to the liquidation of auction rate securities acquired in connection with the acquisition of NES. Cash used for investing activities for the corresponding prior year period included capital expenditures and capitalized software development costs of $53 million and $37 million, respectively, as well as restricted cash of $27 million which was primarily related to a bank deposit securing a standby letter of credit associated with a lease of a facility in Germany. This was partially offset by $98 million related to the liquidation of short-term securities managed by The Reserve that were classified as other current assets at the beginning of the period.

Financing Activities

Net cash provided by financing activities was $866 million for the nine months ended June 30, 2010, as compared to net cash used for financing activities of $92 million for the nine months ended June 30, 2009. Activities for the current period included net proceeds of $783 million from the issuance of incremental term B-2 loans with detachable warrants to purchase 61.5 million shares of Parent’s common stock and a capital contribution to Avaya from Parent in the amount of $125 million. This was partially offset by $36 million in debt payments and debt issuance costs of $5 million. Net cash used for financing activities for the corresponding prior year period included $63 million for debt payments and $29 million of cash used for costs incurred in connection with the conversion of the loans under our senior unsecured credit facility into senior unsecured notes.

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

Specifically, we expect our primary cash requirements for the remainder of fiscal 2010 to be as follows:

•

Debt service—We expect to make payments of approximately $84 million during the remainder of fiscal 2010 for principal and interest associated with long-term debt and the payments associated with our interest rate swaps used to reduce the Company’s exposure to variable-rate interest payments. Currently, we do not foresee the need to repatriate earnings of foreign subsidiaries in order to make our scheduled debt payments.

•	Capital expenditures—We expect to spend approximately $37 million for capital expenditures and capitalized software development costs during the remainder of fiscal 2010.

•

Restructuring payments—We expect to make payments of approximately $42 million during the remainder of fiscal 2010 for employee separation costs and lease termination obligations associated with restructuring actions we have implemented through June 30, 2010.

•

Transition service agreement (“TSA”) payments and integration costs—We expect to make payments of approximately $44 million during the remainder of fiscal 2010 for payments under the TSA and integration costs associated with the acquisition of NES.

•

Benefit obligations – We estimate we will make payments under our pension and postretirement obligations totaling $22 million. These payments include: $3 million to satisfy the minimum statutory funding requirements of our U.S. qualified plans, $3 million of payments under our U.S. benefit plans which are not pre-funded, $2 million under our non-U.S. benefit plans which are predominately not pre-funded, $3 million under our U.S. retiree medical benefit plan which is not pre-funded and $11 million under the 2009 collective bargaining agreement to the Communications Workers of America and the International Brotherhood of Electrical Workers post-retirement health trusts. See discussion in Note 11, “Benefit Obligations” to our unaudited interim consolidated financial statements for further details of our benefit obligations.

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

Future Sources of Liquidity

We expect our primary source of cash to be positive net cash flows provided by operating activities. We expect that profitable revenues and continued focus on accounts receivable, inventory management and cost containment will enable us to generate positive net cash from operating activities. Further, we continue to focus on cost reductions and have initiated restructuring plans during fiscal 2010 designed to reduce overhead and provide cash savings.

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

On June 30, 2010 an investment firm which is party to an agreement regarding the auction rate securities acquired in the NES acquisition exercised the right to sell the remaining auction rate securities on behalf of Avaya Government Solutions Inc. On July 1, 2010 the sale was completed and the remaining investment in the auction rate securities was liquidated at par for $5 million. See Note 9, “Fair Value Measures” to our unaudited interim consolidated financial statements for further details.

On May 30, 2010, the Company entered into an agreement for the sale of its 59.13% ownership in AGC. The pending sale is subject to certain closing conditions as more fully disclosed in Note 3, “Business Combinations and Other Transactions” to our unaudited interim consolidated financial statements. The sale is expected to be completed during the quarter ended September 30, 2010 and will provide $44.5 million of cash proceeds.

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

Based on past performance and current expectations, we believe that our existing cash and cash equivalents of $514 million as of June 30, 2010 and future cash provided by operating activities will be sufficient to meet our future cash requirements described above. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Debt Ratings

During the three months ended June 30, 2010, our debt ratings did not change. As of June 30, 2010, we had a long-term corporate family rating of B3 with a stable outlook from Moody’s and a corporate credit rating of B- with a negative outlook from Standard & Poor’s. Our ability to obtain additional external financing and the related cost of borrowing may be affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies.

Credit Facilities

In connection with the Merger on October 26, 2007, we entered into borrowing arrangements with several financial institutions, certain of which arrangements were amended December 18, 2009 in connection with the Acquisition. Long-term debt under our borrowing arrangements includes a senior secured credit facility consisting of term loans and a revolving credit facility, senior unsecured notes, and a senior secured multi-currency asset based revolving credit facility. See Note 7, “Financing Arrangements” to our unaudited interim consolidated financial statements for further details.

Critical Accounting Policies and Estimates

Management has reassessed the critical accounting policies as disclosed in our Registration Statement on Form S-4 filed with the SEC on December 23, 2009 and declared effective by the SEC on January 14, 2010 and determined that there were no significant changes to our critical accounting policies in the nine months ended June 30, 2010 except for recently adopted accounting guidance as discussed in Note 2, “Recent Accounting Pronouncements” to our unaudited interim consolidated financial statements. Also, there were no significant changes in our estimates associated with those policies.

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

Adjusted EBITDA has limitations as an analytical tool. Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. While adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we consider not to be indicative of our ongoing operations. In particular, the definition of adjusted EBITDA in our debt agreements allows us to add back certain non-cash or non-recurring charges that are deducted in calculating net income (loss). Our debt agreements also allow us to add back restructuring charges, pension costs, other post-employment benefit costs, FAS 112 costs and sponsor fees as defined in the agreements. However, these are expenses that may recur, may vary and are difficult to predict. Further, our debt agreements require that adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.

The unaudited reconciliation of net loss, which is a GAAP measure, to EBITDA and adjusted EBITDA is presented below:

	Three months ended June 30,		Nine months ended June 30,
(In millions)	2010	2009	2010	2009
Net loss	$(240)	$(224)	$(657)	$(715)
Interest expense	127	101	356	306
Interest income	(1)	—	(4)	(5)
Income tax expense	9	11	(7)	(5)
Depreciation and amortization	176	162	518	483

EBITDA	71	50	206	64
Impact of purchase accounting adjustments (1)	2	(3)	4	(8)
Restructuring charges, net	51	114	134	165
Sponsors’ fees (2)	2	2	6	5
Acquisition-related costs (3)	1	—	20	—
Integration-related costs (4)	64	—	147	—
Debt registration fees	—	—	1	—
Strategic initiative costs (5)	—	10	4	17
Non-cash share-based compensation	4	1	15	6
Loss on sale of long-lived assets	—	2	—	2
Impairment of long-lived assets	—	—	16	2
Impairment of indefinite-lived intangible assets	—	—	—	60
Goodwill impairment	—	—	—	235
Loss (gain) on foreign currency transactions	—	4	(2)	(5)
Pension/OPEB/FAS 112 costs	8	(1)	23	(3)

Adjusted EBITDA	$203	$179	$574	$540

(1)	For the three and nine months ended June 30, 2010, represents adjustments to eliminate the impact of certain purchase accounting adjustments recorded as a result of the Acquisition and the Merger, including the recognition of the amortization of business partner commissions, which were eliminated in purchase accounting, the recognition of revenue and costs that were deferred in prior periods and eliminated in purchase accounting and the elimination of the impact of estimated fair value adjustments for certain assets and liabilities, such as inventory. For the three and nine months ended June 30, 2009, represents the recognition of the amortization of business partner commissions which were eliminated in purchase accounting, partially offset by the recognition of revenues and costs that were deferred in prior years and eliminated in purchase accounting as a result of the Merger.
(2)	Sponsors’ fees represent monitoring fees payable to affiliates of Silver Lake and TPG pursuant to a management services agreement entered into at the time of the Merger.
(3)	Acquisition-related costs include legal and other costs related to the Acquisition.
(4)	Integration costs primarily represent third-party consulting fees and other administrative costs associated with consolidating and coordinating the operations of Avaya and NES. These costs were incurred in connection with, among other things, the on-boarding of NES personnel, developing compatible IT systems and internal processes and developing and implementing a strategic operating plan to help enable a smooth transition with minimal disruption to NES customers. Such costs also include fees paid to Nortel for logistics and other support functions being performed on a temporary basis according to a transition services agreement.
(5)	Strategic initiative costs represent consulting fees in connection with Management’s cost-savings actions, which commenced subsequent to the Merger.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this report, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	our substantial leverage and its effect on our ability to raise additional capital and to react to changes in the economy or our industry;

•	liquidity and our access to capital markets;

•	our ability to develop and sell advanced communications products and services, including unified communications, data networking solutions and contact center solutions;

•	our ability to develop our indirect sales channel;

•	economic conditions and the willingness of enterprises to make capital investments;

•	the market for advanced communications products and services, including unified communications solutions;

•	our ability to remain competitive in the markets we serve;

•	our ability to manage our supply chain and logistics functions;

•	the ability to protect our intellectual property and avoid claims of infringement;

•	our ability to effectively integrate NES and other acquired businesses into ours;

•	our ability to maintain adequate security over our information systems and recover critical systems;

•	environmental, health and safety laws, regulations, costs and other liabilities;

•	the ability to retain and attract key employees;

•	risks relating to the transaction of business internationally; and

•	pension and post-retirement healthcare and life insurance liabilities.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risk” in Avaya’s Registration Statement on Form S-4 for the fiscal year ended September 30, 2009 filed with the SEC on December 23, 2009 and declared effective by the SEC on January 14, 2010. As of June 30, 2010, there has been no material change in this information.

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

On December 18, 2009, the Company completed the acquisition of the enterprise solutions business of Nortel Networks Corporation (the “NES business”). The Company is in the process of integrating the NES business. The Company relies in part upon services provided by Nortel and its affiliates under a transition services agreement to support many of these integration activities. The Company is analyzing, evaluating and, where possible, implementing changes in controls and procedures relating to the NES business as integration proceeds. As a result, this process may result in additions or changes to our internal control over financial reporting. Otherwise, there were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The significant terms of our financing agreements can be found in Note 7, “Financing Arrangements” to the unaudited Consolidated Financial Statements included elsewhere in this report as well as in the exhibits included in our Registration Statement on Form S-4 as filed with the SEC on December 23, 2009 and declared effective by the SEC on January 14, 2010. As of June 30, 2010, our total indebtedness was $5,928 million (excluding capital lease obligations).

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

Our obligations under our senior unsecured notes and our guarantors’ obligations under their guarantees of the notes are unsecured, but our obligations, and each other borrower’s obligations, under each of our credit facilities, and each guarantor’s obligations under their respective guarantees of those facilities, are secured by a security interest in substantially all of our tangible and intangible assets, including the stock and the assets of most of our current and certain future wholly-owned U.S. subsidiaries and a portion of the stock of certain of our non-U.S. subsidiaries. As of June 30, 2010, we had $5,928 million in outstanding debt (excluding capital lease obligations) on our consolidated balance sheet, of which $4,394 million was secured. The indenture governing the notes permits us and our restricted subsidiaries to incur substantial additional indebtedness in the future, including secured indebtedness. If we are declared bankrupt or insolvent, or if we default under either of our credit facilities, the lenders could declare all of the funds borrowed thereunder, together with accrued interest, immediately due and payable. If we were unable to repay such indebtedness, the lenders could foreclose on the pledged assets to the exclusion of holders of the notes, even if an event of default exists under the indenture governing the notes at such time. Furthermore, if the lenders foreclose and sell the pledged equity interests in any subsidiary guarantor under the notes, then that guarantor will be released from its guarantee of the notes automatically and immediately upon such sale. In any such event, because the notes are not secured by any of our assets or the equity interests in subsidiary guarantors, it is possible that there would be no assets remaining from which claims of holders of our notes could be satisfied or, if any assets remained, they might be insufficient to satisfy those claims fully.

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

The senior unsecured notes are relatively new securities for which there is no established market. Accordingly, the development or liquidity of any market for the notes is uncertain. We do not intend to apply for a listing of the notes on a securities exchange or any automated dealer quotation system. We cannot assure holders of our notes as to the liquidity of markets that may develop for the notes, their ability to sell the notes or the price at which they would be able to sell the notes. If such markets were to exist, the notes could trade at prices that may be lower than their principal amount or purchase price depending on many factors, including prevailing interest rates, the market for similar notes, our financial and operations performance and other factors. Historically, the market for noninvestment grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to the notes. The market, if any, for the notes may experience similar disruptions, and any such disruptions may adversely affect the prices at which a holder may sell their notes.

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

We may not be able to successfully integrate acquired businesses, such as NES, into ours, and therefore we may not be able to realize the intended benefits from an acquisition. If we fail to successfully integrate acquisitions or if they fail to perform as we anticipate, our existing businesses and our revenue and operating results could be adversely affected. If the due diligence of the operations of these acquired businesses performed by us and by third parties on our behalf is inadequate or flawed, or if we later discover unforeseen financial or business liabilities, acquired businesses may not perform as expected. Additionally, acquisitions could result in difficulties assimilating acquired operations and products and the diversion of capital and management’s attention away from other business issues and opportunities. We may fail to retain employees acquired through acquisitions, which may negatively impact the integration efforts. Acquisitions could also have a negative impact on our results of operations if it is subsequently determined that goodwill or other acquired intangible assets are impaired, thus resulting in an impairment charge in a future period. Finally, acquisitions often necessitate restructurings in order to optimize the operational performance of the combined entity and to control costs and expenses. Restructurings often involve significant cash payments to employees separated from the business and are more difficult due to labor laws and required approvals when the acquired business is a company operating in multiple and/or non-U.S. jurisdictions, which may hinder completion of restructuring actions in a timely and efficient manner and delay anticipated cost savings. Because of the size and scope of the NES acquisition, the integration of NES will require significant resources and management’s attention. In addition, we rely in part upon services provided by Nortel and its affiliates under a transition services agreement to support many of our integration activities. There can be no assurance that those parties will continue to perform those services should the economy or their businesses deteriorate prior to the termination of that agreement. Furthermore, there can be no assurance that the quality of the services received will be sufficient to facilitate the effective integration of NES. For all the reasons set forth above, the failure to integrate NES effectively may adversely impact Avaya’s business and results of operations. Such consequences could be exacerbated if we are unable to adequately recover critical systems following a systems failure.

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

If we fail to retain or attract key employees, our business may be harmed.

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

We conduct significant sales and customer support operations and increasing amounts of our research and development activities in countries outside of the U.S. and also depend on non-U.S. operations of our contract manufacturers and our distribution partners. For the nine months ended June 30, 2010 and 2009, we derived 46% and 45% of our revenue, respectively, from sales outside the U.S. Our future international operating results, including our ability to import our products from, export our products to, or sell our products in various countries, could be adversely affected by a variety of uncontrollable and changing factors. These factors include political conditions, economic conditions, legal and regulatory constraints, protectionist legislation, relationships with employees and works councils, currency regulations, health or similar issues, natural disasters and other matters in any of the countries or regions in which we currently operate or intend to operate in the future. Additional risks inherent in our international operations generally include, among other things, the costs and difficulties of managing international operations, adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries, and greater difficulty in enforcing intellectual property rights. Our effective tax rates in the future could be adversely affected if the geographical distribution of our earnings and losses is unfavorable, by changes in the valuation of our deferred tax assets or liabilities or by changes in tax laws, regulations, accounting principles, or interpretations thereof. The various risks inherent in doing business in the U.S. generally also exist when doing business outside of the U.S., and may be exaggerated by the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations.

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

We sponsor non-contributory defined benefit pension plans covering the majority of our U.S. employees and retirees, and postretirement benefit plans for U.S. retirees that include healthcare benefits and life insurance coverage. Certain of our non-U.S. operations also have various retirement benefit programs covering substantially all of their employees. Some of these programs are considered to be defined benefit pension plans for accounting purposes. Our U.S. defined benefit pension plans are subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). ERISA, along with certain provisions of the Internal Revenue Code of 1986 (the “Code”), requires minimum funding contributions and the Pension Benefit Guaranty Corporation (“PBGC”) has the authority under certain circumstances to petition a court to terminate an underfunded pension plan. One of those circumstances is the occurrence of an event with respect to which the PBGC determines that the possible long-term loss of the PBGC with respect to the plan may reasonably be expected to increase unreasonably if the plan is not terminated. If our U.S. defined benefit pension plans were to be terminated, we would incur a liability to the plans or the PBGC equal to the amount by which the liabilities of the plans, calculated on a termination basis, exceed the assets of the plans, which amount would likely exceed the amount that we have estimated to be the underfunded amount as of June 30, 2010. In addition, if one or more of our U.S. pension plans were to be terminated without being fully funded on a termination basis, the PBGC could obtain a lien on our assets for the amount of our liability, which would result in an event of default under each of our credit facilities. As a result, any such liens would have a material adverse effect on the Company, including our liquidity and financing arrangements. The measurement of our obligations, costs and liabilities associated with benefits pursuant to our pension and post-retirement benefit plans requires that we estimate the present value of projected future payments to all participants, including assumptions related to discount rates, investment returns on designated plan assets, health care cost trends, and demographic experience. If future economic or demographic trends and results are different from our assumptions, then our obligations could be higher than we currently estimate. If our cash flows and capital resources are insufficient to fund our pension or post-retirement healthcare and life insurance obligations, or if we are required or elect to fund any material portion of the liability now or in the future, we could be forced to reduce or delay investments and capital expenditures, seek additional capital, or restructure or refinance our indebtedness. In addition, if our operating results and available cash are insufficient to meet our pension or post-retirement healthcare and life insurance obligations, we could face substantial liquidity problems and may be required to dispose of material assets or operations in order to meet our pension or post-retirement healthcare and life insurance obligations. We may not be able to consummate those dispositions or to obtain any proceeds on terms acceptable to us or at all, and any such proceeds may not be adequate to meet any pension or postretirement healthcare and life insurance obligations then due.

Please see Note 13, “Benefit Obligations,” to our audited financial statements included in our Registration Statement on Form S-4 filed with the SEC on December 23, 2009 and declared effective by the SEC on January 14, 2010 for further details on our pension and post-retirement benefit plans, including funding status.

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
Anthony J. Massetti Senior Vice President and Chief Financial Officer (Principal Financial Officer)

August 11, 2010