Form 10-K
period 2010-09-30
AVAYA INC
filed 2010-12-07
CIK 1116521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended September 30, 2010

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

Registrant’s telephone number, including area code: (908) 953-6000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

* Explanatory Note: Avaya Inc. (the “Company”) is filing this Annual Report on Form 10-K for its fiscal year ended September 30, 2010 pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934. Please note, however, that, pursuant to Section 15(d), Avaya’s obligations to file periodic and current reports ended as of October 1, 2010. Nevertheless, the Company currently intends to file periodic reports and certain current reports with the SEC voluntarily to comply with the Exchange Note Indenture dated October 24, 2008 among the Company, the guarantors named on the signature pages thereto and The Bank of New York Mellon (see Exhibit 4.1 to this Annual Report on Form 10-K).

Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

* See Explanatory Note above.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 7, 2010, 100 shares of Common Stock, $.01 par value, of the Registrant were outstanding.

This Annual Report on Form 10-K contains registered and unregistered trademarks and service marks of Avaya Inc. and its subsidiaries and other companies, as indicated. Unless otherwise provided in this Annual Report on Form 10-K, marks identified by “®,” “TM” and “SM” are registered marks, trademarks and service marks, respectively, of Avaya Inc. or its subsidiaries. All other trademarks and service marks are the properties of their respective owners.

PART I

Item 1.	Business.

Our Company

Avaya Inc. (the “Company” or “Avaya”) is a global leader in business communications systems. The Company provides world-class unified communications solutions, contact center solutions, data networking and related services directly and through its channel partners to leading businesses and organizations around the world. Enterprises of all sizes depend on Avaya for state-of-the-art communications that help improve efficiency, collaboration, customer service and competitiveness.

Avaya is helping to shape the future of business communications by integrating voice, video, mobility, conferencing, collaboration and networking technologies into business applications that provide organizations with the opportunity to be more responsive and successful. Avaya’s open communications products and services help simplify the complex communications challenges of its customers while enabling them to leverage their existing investments.

Avaya is a wholly owned subsidiary of Sierra Holdings Corp., a Delaware corporation (“Parent”). Parent was formed by affiliates of two private equity firms, Silver Lake Partners (“Silver Lake”) and TPG (“TPG”) (collectively, the “Sponsors”). Silver Lake and TPG, through Parent, acquired Avaya in a transaction that was completed on October 26, 2007 (the “Merger”). Prior to October 26, 2007, Avaya operated as a public company with common stock traded on the New York Stock Exchange.

On December 18, 2009, Avaya acquired certain assets and assumed certain liabilities of the enterprise solutions business (“NES”) of Nortel Networks Corporation (“Nortel”), including all the shares of Nortel Government Solutions Incorporated, for $943 million in cash consideration. The Company and Nortel were required to determine the final purchase price post-closing based upon the various purchase price adjustments included in the acquisition agreements. During the first quarter of fiscal 2011, the Company and Nortel agreed on a final purchase price of $933 million, and we received $6 million, representing all remaining amounts due to Avaya from funds held in escrow. The terms of the acquisition do not include any significant contingent consideration arrangements. The acquisition of NES expands Avaya’s technology portfolio, enhances its customer base, broadens its indirect sales channel, and provides greater ability to compete globally. See Note 4, “Business Combinations and Other Transactions,” to our audited consolidated financial statements for further details.

At the core of the Company’s business is a large and diverse global installed customer base. Customers range in size from small enterprises with only a few employees to large government agencies and multinational companies with over 100,000 employees. Avaya sells solutions directly and through its channel partners. As of September 30, 2010, Avaya has approximately 9,200 channel partners worldwide, including system integrators, service providers, value-added resellers and business partners that provide sales and service support.

The enterprises Avaya serves operate in a broad range of industries, including financial services, manufacturing, retail, transportation, energy, media and communications, health care, education and government.

As a major industry participant focused solely on providing enterprise communications, Avaya has a reputation for designing software, applications, systems and services that can help organizations deliver superior business results. The Company’s attention is increasingly on integrating communications strategically into business processes and enabling collaboration capabilities to help generate revenue, reduce operating costs and improve productivity.

Major Business Areas

Avaya conducts its business operations in three segments. Two of those segments, Global Communications Solutions (“GCS”) and Data Networking (“Data”), make up Avaya’s product portfolio. The third segment contains Avaya’s services portfolio and is called Avaya Global Services (“AGS”).

Products

Global Communications Solutions

Within GCS, we focus primarily on unified communications, contact center solutions and small and medium enterprise communications.

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

•

audio conferencing solutions that combine reservation-less, attended, scheduled meet-me and event-based capabilities, as well as sub-conferencing, dial out, blast dial, recording, billing and reporting features; and

•

video conferencing solutions that comprise a wide suite of high-definition, low-bandwidth, SIP-based video endpoints to enable enterprises to deliver video throughout their organizations. Avaya video endpoints scale to serve individual desktop users and small workgroups as well as large conference rooms.

We believe we are well-positioned to deliver strategic value through the development, deployment and management of applications across multi-vendor, multi-location and multi-modal businesses. The Company’s Avaya Aura™ architecture simplifies complex communications networks, reduces infrastructure costs and delivers voice, video, messaging, presence, web applications and more to users. Using that architecture, organizations are able to develop and deploy communications applications just once because the architecture allows every user access to any application no matter where they are or what communications device or network they use. These develop-once, extend-anywhere applications and vendor- and premise-agnostic capabilities come on a simple, scalable, secure infrastructure. This helps enterprises to simultaneously reduce costs and increase user productivity and choice.

We recently unveiled the Avaya Flare® Experience, a family of real-time, enterprise video communications and collaboration products and services. The Avaya Flare® Experience helps break down the barriers between today’s communications and collaboration tools with a distinctive user interface for quick, easy access to desktop voice and video, social media, presence and instant messaging, audio/video/web conferencing, a consolidated view of multiple directories, context history and more. These capabilities deliver a simpler, more compelling experience to end-users using video, voice and text.

Contact Centers

We are a global leader in the contact center market and offer highly reliable, scalable communications solutions that can improve customer service and help companies compete more effectively. The Avaya Aura™ Contact

Center Suite is designed to enable end-to-end experience management. The components of the suite are organized in three categories: Assisted Experience Management, Automated Experience Management, and Performance Management. The Assisted and Automated Experience categories include multi-channel intelligent routing, self-service and proactive contact applications that help drive effective communications and transactions with customers via voice, email, web chat, SMS, or social media. The Performance Management category includes Avaya’s analytics, reporting and workforce optimization platforms, Avaya Call Management System and Avaya IQ that provide companies with detailed customer information that helps to improve profitability and customer retention.

Small and Medium Enterprise Communications

Avaya’s Small and Medium Enterprise Communications unit is focused on enterprises with up to 250 employees. We offer complete solutions that bring together telephony, messaging, networking, conferencing and customer management designed for the requirements of small and medium enterprises. The products and services are sold primarily through Avaya’s global channel partners.

Data Networking

Our Data business was acquired as part of the acquisition of NES. Avaya’s data networking portfolio of products offers integrated networking solutions which are scalable across customer enterprises.

Our data networking portfolio includes:

•	Ethernet Switching—a range of Local Area Network (“LAN”) switches for data center, core, edge, and branch applications;

•	Unified Branch—a range of routers and Virtual Private Network (“VPN”) appliances that provide a secure connection for branches;

•	Wireless Networking—a cost-effective and scalable solution enabling enterprises to deploy wireless coverage;

•	Access Control—solutions that provide policy decision to enforce role-based access control to the network;

•	Unified Management—providing support for data and voice networks by simplifying the requirements associated across functional areas; and

•

Avaya Virtual Enterprise Network Architecture (“Avaya VENA”)—In November 2010, we launched Avaya VENA, an end-to-end virtualization strategy and architecture that helps simplify data center and campus networking and optimizes business applications and service deployments in and between data centers and campuses, while helping to reduce costs and improve time to service.

Avaya has recently expanded and refreshed most of its key data networking offerings. The portfolio is sold globally into enterprises of all types with particular strength in healthcare, education, hospitality, financial services and local and state government.

Services

AGS evaluates, plans, designs, implements, supports, manages and optimizes enterprise communications networks to help customers achieve enhanced business results. The Company’s services portfolio includes product support, integration and professional and managed services that enable customers to optimize and manage their converged communications networks worldwide and achieve enhanced business results. AGS is supported by patented design and management tools and network operations and technical support centers around the world.

The portfolio of AGS services includes:

•

Support Services—Avaya monitors and improves customers’ communication network performance, including for the purpose of helping to ensure network availability and keeping communication networks current with the latest software releases.

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

Acquisitions

Since the closing of the acquisition of NES on December 18, 2009, we have developed and are executing on our new product roadmap that integrates the Avaya and NES product lines. We also have taken actions to reduce overlapping workforces and consolidate Avaya and NES facilities. In addition, we have acquired a number of other companies in recent years and we are likely to acquire more in the future. Risks associated with the acquisitions of NES and other businesses are significant and are more fully described in “Risk Factors.”

Alliances

We have formed alliances with companies where we believe we can improve our offers to customers by collaborating. Our alliances can take different forms, including those intended, among other things, to extend our market reach through the use of complementary technologies, to develop new products or enhance existing ones, and to exchange technology. Current major alliances include:

•

International Business Machines Corporation (“IBM”)—Avaya and IBM offer our enterprise customers a variety of unified communications and contact center solutions. Sales and delivery are being offered through IBM Global Services. Avaya applications are integrated and interoperable with many IBM technologies and Avaya uses IBM technology in our product portfolio.

•

The Hewlett-Packard Company (“HP”)—Avaya and HP are collaborating in the development, sales, marketing and delivery of converged communications solutions for enterprise customers. The solutions address customer needs in unified communications and contact center environments. Sales and delivery are being offered through HP sales and services. Avaya applications are interoperable with a variety of HP technologies.

•

Skype Technologies S.A. (“Skype”)—In September 2010, Avaya and Skype announced a strategic agreement to deliver innovative, real-time communications and collaboration solutions to businesses of all sizes. The multi-phase deal includes both go-to-market and an industry-first, joint technology integration that seeks to enable businesses to lower costs and expand how employees, customers, partners and suppliers communicate and collaborate with greater convenience and efficiency. Avaya and Skype plan to deliver integrated unified communications and collaboration solutions for enterprises within the U.S. The integration is intended to establish federation between Avaya Aura™ and Skype communications platforms and both user communities, so that an Avaya end-user and Skype user can engage and interact via presence, instant messaging, voice and video.

Avaya DevConnect

The Avaya DevConnect program promotes the development, compliance-testing and co-marketing of innovative third-party products that are compatible with Avaya’s standards-based solutions. Member organizations have expertise in a broad range of technologies, including IP telephony, contact center and unified communication applications, and help companies extend the value of their multi-vendor networks and transform voice into an intelligent business application.

As of September 30, 2010, more than 13,000 companies have registered with the program, including more than 450 companies operating at a higher level of program membership that are eligible to submit their products or services for compatibility testing by the Avaya Solution Interoperability and Test Lab.

Avaya Test Lab engineers work in concert with each submitting member company to develop comprehensive test plans for each application to validate the product integrations. Doing so helps ensure businesses can confidently add best-in-class capabilities to their networks without having to replace their existing infrastructure, speeding deployment of new applications and reducing both network complexity and implementation costs.

Customers and Sales, Partners and Distribution

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

We have thousands of customers, and no single customer represented more than 10 percent of our revenue for the years ended September 30, 2010, 2009 or 2008. For customer geographic information, please see Note 15, “Reportable Segments,” to our audited consolidated financial statements.

Sales, Partners and Distribution

Our global go-to-market strategy is designed to focus and strengthen our reach and impact on large multinational enterprises, mid-market and more regional enterprises and small businesses. Our go-to-market strategy is to serve our customers the way they prefer to work with us, either directly with Avaya or through our indirect sales channel, which includes our global network of alliance partners, distributors, dealers, value-added resellers, telecommunications service providers and system integrators. Our sales organizations are equipped with a broad product and software portfolio, complemented with services offerings including product support, integration and professional and managed services.

The Avaya sales organization is globally deployed with direct and indirect (e.g. channel partner) presence in over 100 countries. We continue to focus on efficient deployment of Avaya sales resources, both directly and indirectly, for maximum market penetration and global growth. Our investment in our sales organization includes training curricula to support the evolution of our sales strategy toward a solutions-based sales process targeted at helping businesses reduce costs, lower risk and grow their revenues. The program includes sales process, skills and solutions curricula for all roles within our sales organization.

Avaya Connect

At September 30, 2010, there are 9,200 channel partners that serve the Company’s customers worldwide through Avaya Connect, Avaya’s Business Partner program. Through the use of certifications, the program positions partners to sell, implement and maintain Avaya’s communications systems, applications and services. Avaya Connect offers clearly defined partner categories with financial, technical, sales and marketing benefits that grow in parallel with levels of certification. The Company supports partners in the program by providing a portfolio of industry-leading solutions in addition to sales, marketing and technical support.

Research and Development

We plan on using our substantial investments in research and development to develop new systems, services and software related to converged communication systems, communications applications, multi-media contact center innovations, collaboration tools, messaging applications, speech enabled applications, business infrastructure and architectures, converged mobility systems, hosted offerings, web services, communications-enabled business processes and applications, data networks and services for Avaya’s customers.

We invested $407 million and $309 million for the years ended September 30, 2010 and 2009, respectively, on research and development. Customer-sponsored research and development activities that we have conducted have not been material.

Manufacturing and Supplies

We have outsourced substantially all of our manufacturing operations to several electronic manufacturing services, or EMS, providers. Our EMS providers produce the vast majority of our products in facilities located in China, with other products produced in facilities located in Poland, Israel, Mexico, Malaysia, Taiwan, Ireland, Germany, Indonesia, the United Kingdom and the U.S. All manufacturing of the Company’s products is performed in accordance with detailed specifications and product designs furnished or approved by the Company and is subject to rigorous quality control standards. We periodically review our product manufacturing operations and consider changes we believe may be necessary or appropriate.

We also purchase certain hardware components and license certain software components from third-party original equipment manufacturers (“OEMs”) and resell them both under the Avaya brand and, in some cases, under the brand of the OEMs. In some cases, certain components are available only from a single source or from a limited source of suppliers. Delays or shortages associated with these components could cause significant disruption to our operations. For more information on risks related to products and components, see “Risk Factors—Risks Related to Our Business—We rely on third-party providers for the manufacture, warehousing and distribution logistics associated with our products” and “Risk Factors—Risks Related to Our Business—As our business and operations related relationships have expanded globally in the last few years, changes in economic or political conditions, as well as natural disasters, in a specific country or region could negatively affect our revenue, costs, expenses and financial condition.”

Competition

Because we focus on the development and marketing to enterprises of advanced communications solutions, such as unified communications, contact center solutions and data networking solutions, we compete against traditional enterprise voice communications providers, such as Siemens Enterprise Communications Group (“SEN”), Alcatel-Lucent and NEC Corporation (“NEC”), data networking companies, such as Cisco Systems, Inc. (“Cisco”), Juniper Networks, Inc. (“Juniper”) and Brocade Communications Systems, Inc., (“Brocade”) and software companies, such as Microsoft Corporation (“Microsoft”). Our video conferencing solutions both partner and compete with solutions offered by Polycom Inc., TANDBERG (now Cisco) and LifeSize (now a division of Logitech International S.A.). We also face competition in the small and medium enterprise market from many competitors, including Cisco, Alcatel-Lucent, NEC, Matsushita Electric Corporation of America, Mitel Networks Corp. (“Mitel”) and Shoretel, Inc. (“Shoretel”), although the market for these products is more fragmented. We face competition in certain geographies with companies that have a particular strength and focus in these regions, such as Huawei Technologies Co., Ltd. in China and Intelbras S.A. in Latin America. AGS competes with companies like those above offering services with respect to their own product offerings, as well as many value added resellers, consulting and systems integration firms and network service providers.

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

For more information on risks related to our competition, see “Risk Factors—Risks Related to Our Business—We face formidable competition from numerous established firms in the enterprise communications, business collaboration and information technology markets; as these markets evolve, we expect competition to intensify and expand to include new companies that do not currently compete directly against us.”

Our Competitive Strengths

The Company believes the following strengths provide it a competitive advantage in the enterprise communications industry:

Comprehensive Suite of Industry-Leading Communications and Collaboration Applications

The Company’s Avaya Aura™ architecture simplifies complex communications networks, reduces infrastructure costs and delivers voice, video, messaging, presence, web applications and more to users. The consolidation of applications and infrastructure helps simplify usage, deployment, management and the costs associated with acquiring and using these solutions. Our applications include remote/mobile offerings such as speech access, remote agents and softphones, which help allow customers to improve worker productivity and reduce network and real estate costs by providing secure business communications to a dispersed workforce. Flexible contact center offerings, which include systems designed to optimize the performance of contact center applications and protect contact center investments, help organizations increase revenues and reduce costs without requiring them to become experts on how to best manage their contact center applications.

Large, Diverse Global Customer Installed Base

The Company has sold solutions for unified communications, contact centers, IP telephony and traditional voice communications, directly or through channel partners, to approximately one million customer locations worldwide. Customers range in size from small enterprises with a few employees to large government agencies and multinational companies with over 100,000 employees, and include enterprises operating in a broad range of industries around the world, including financial services, manufacturing, retail, transportation, energy, media and communications, health care, education and government.

Investment Protection for Customers’ Communications Systems

Avaya offers significant investment protection for customers operating multi-vendor communications systems by allowing those customers to upgrade their existing systems and take advantage of the benefits of IP telephony while maintaining a significant portion of their previous equipment investment, regardless of the supplier of their previous equipment.

Global Services Organization that Offers End-to-End Customer Solutions

Avaya’s worldwide delivery infrastructure helps customers with their critical business communications needs. From initial planning and design, through implementation, monitoring and maintenance, end-to-end services assist customers at each stage of network management. For example, remote maintenance and diagnostic services can identify and fix outages, often before customers even realize they may have had a problem.

Experienced Management Team

The Company has assembled an experienced team of senior executives with diverse and complementary backgrounds that combine extensive knowledge of the communications industry with an understanding of current industry trends.

Sustainable Products

We believe that many of our products can be valued tools for our customers to help them to increase efficiency and reduce waste, thereby reducing their carbon footprint. These include mobility software and network components that are designed to operate efficiently to help drive down the energy required to run an effective, low carbon network. Furthermore, Avaya teleworking and telecommuting solutions enable customers to offer their employees the ability to work remotely via virtual offices, removing the energy which some of those employees might otherwise use in their daily commutes. Finally, we believe there are opportunities to use our communication equipment to reduce travel emissions, especially via our video solutions.

Patents, Trademarks and Other Intellectual Property

We own a significant number of commercially important patents and we expect to continue to file new applications to protect our research and development investments in new products and services across all areas of the business. As of September 30, 2010, we had approximately 5,400 patents and pending patent applications, including foreign counterpart patents and foreign applications. The duration of our patents is determined by the laws of the country of issuance and for U.S. patents may be 17 years from the date of issuance of the patent or 20 years from the date of its filing depending upon when the patent application was filed. In addition, we hold numerous trademarks, both in the U.S. and in other countries.

Our intellectual property holdings include those assigned to us by Alcatel-Lucent (successor to Lucent Technologies Inc.) at Avaya’s inception, which included a number of patents, trademarks, copyrights, trade secrets and other intellectual property directly related to and important to our business. Lucent and its subsidiaries also granted certain rights and licenses to specified patents, trademarks, copyrights, trade secrets and other intellectual property needed for the manufacture, use and sale of our products. Rights to these patents were granted through a cross license entered into with Lucent. In addition, Lucent also conveyed to Avaya numerous licenses and sublicenses under patents of third parties.

We will obtain patents and other intellectual property rights used in connection with our business when practicable and appropriate. Historically, we have done so organically or through commercial relationships as well as in connection with acquisitions, including the acquisition of NES. For example, in the acquisition of NES, we acquired and were licensed a number of patents, trademarks, copyrights, trade secrets and other intellectual property.

Our intellectual property policy is to protect our products, technology and processes by asserting our intellectual property rights where appropriate and prudent. From time to time, assertions of infringement of certain patents or other intellectual property rights of others have been made against us. In addition, certain pending claims are in various stages of litigation. Based on industry practice, we believe that any licenses or other rights that might be necessary for us to continue with our current business could be obtained on commercially reasonable terms. However, we cannot assure you that any of those licenses or other rights will always be available on acceptable terms or that litigation will not occur. The failure to obtain necessary licenses or other rights, or litigation arising out of such claims, could adversely affect our business.

For more information concerning the risks related to patents, trademarks and other intellectual property, please see “Risk Factors—Risks Related to Our Business—If we are unable to protect our proprietary rights, our business and future prospects may be harmed” and “Risk Factors—Risks Related to Our Business—We may be subject to litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products or services.”

Employees

As of September 30, 2010, we employed 18,900 employees, of which 18,700 were full-time employees (16,300 were management and non-represented employees and 2,400 were represented employees covered by collective bargaining agreements) and 190 were part-time employees (145 were management and non-represented employees and 45 were represented employees covered by collective bargaining agreements).

Of the 2,400 full-time and part-time employees covered by collective bargaining agreements as of September 30, 2010, 1,100 employees are covered by collective bargaining agreements in the U.S.

In the U.S., in June 2009, we reached agreements with each of the Communications Workers of America and the International Brotherhood of Electrical Workers on new three-year collective bargaining agreements that will expire on June 9, 2012, which agreements have since been ratified by each union’s respective members.

Backlog

Our backlog for product sales generated, which represents the aggregate of the sales price of orders received from customers, but not yet recognized as revenue, was $159 million, $136 million and $84 million on September 30, 2010, 2009 and 2008, respectively. However, all orders are subject to possible rescheduling by customers. Although we believe that the orders included in the backlog are firm, some orders may be cancelled by the customer without penalty, and we may elect to permit cancellation of orders without penalty where management believes it is in our best interests to do so. We do not believe that our backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.

Contracts with the U.S. Federal Government

As required by federal law and dictated by the Federal Acquisition Regulations, all procurement contracts with agencies of the U.S. federal government must contain a provision permitting the procuring agency to terminate the contract for the convenience of the government. Each of our numerous contracts with the U.S. federal government contains such a clause. In the event that an agency exercises its rights under this clause, we would be permitted to submit a “Termination Claim” seeking direct damages incurred as a result of the termination. We are not aware of any agency exercising its rights to terminate a contract with us pursuant to this clause within the last year, nor are we aware of any agency’s plans to do so in the future.

Seasonality

Our business historically has had some seasonality, with the highest revenues and earnings typically realized in our fourth fiscal quarter. We believe that the seasonality in our business had been primarily due to two factors: (i) the structure of our sales compensation plan, which has been based on annual sales targets and not quarterly targets, such that there has been additional incentive to finalize as many sales as possible before our fiscal year end and (ii) customer budget cycles.

Environmental, Health and Safety Matters

We are subject to a wide range of governmental requirements relating to employee safety and health and environmental protection including the handling and emission into the environment of various substances used in our operations. We are subject to certain provisions of environmental laws governing the cleanup of soil and groundwater contamination. Such provisions may impose joint and several liability for the costs of investigating and remediating releases of hazardous materials at currently or formerly owned or operated sites and at third-party waste disposal sites. In certain circumstances, this liability may also include the cost of cleaning up historical contamination, whether or not caused by us. We are currently conducting investigation and/or cleanup of known contamination at approximately nine of our current or former facilities either voluntarily or pursuant to government directives. Based on currently available information, none of the sites is reasonably likely to generate environmental costs that will be individually material nor are environmental costs expected to be material for all sites in the aggregate in any fiscal year. There are no known third parties who may be responsible for investigation and/or cleanup at these sites and therefore, for purposes of assessing the adequacy of accruals for these liabilities, we have not assumed that we will recover amounts from any third-party, including under any insurance coverage or indemnification arrangement.

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

We assess the adequacy of environmental reserves on a quarterly basis. We do not expect the outcome of these matters to have a material impact on our financial position. Expenditures for environmental matters for fiscal 2010, 2009 and 2008 were not material to our financial position, results of operations or cash flows. Payment for the environmental costs covered by the reserves may be made over a 30-year period. Although we do not separately track recurring costs of managing hazardous substances and pollutants in ongoing operations, we do not believe them to be material.

We also may from time to time be subject to various state, federal and international laws and regulations governing the design, disposal and materials composition of our products, including those restricting the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. For example, the European Union (“EU”) has adopted the Restriction on Hazardous Substances (“RoHS”) and Waste Electrical and Electronic Equipment (“WEEE”) directives. RoHS prohibits the use of certain substances, including mercury and lead, in certain products put on the market after July 1, 2006. The WEEE directive obligates parties that place electrical and electronic equipment onto the market in the EU to put a clearly identifiable mark on the equipment, register with and report to EU member countries regarding distribution of the equipment, and provide a mechanism to take back and properly dispose of the equipment. Each EU member country has enacted, or is expected soon to enact, legislation clarifying what is and what is not covered by the WEEE directive in that country. Similar laws and regulations have been or may be enacted in other regions. For example, new requirements addressing the operating characteristics of our products are emerging, such as the EU Energy Using Product (“EuP”) directive.

If exemptions available to us under these regulations are phased out or if new requirements are imposed, we may be required to reengineer products or substitute components and this may result in additional costs to us and may even prevent us from offering certain products in the markets where such restrictions are in place. Even if we are able and willing to reengineer products or pay additional costs, we still may be adversely affected if the materials and components that we need are unavailable to us. In addition, if we were found to be in violation of these regulations, we could be subject to government fines, noncompliant products may be banned from markets covered by the regulations and our customers could incur liability. Although we do not anticipate any material adverse effects based on the nature of our operations and the effect of such regulations, there is no assurance that existing regulations or future regulations will not have an adverse effect on us.

With respect to employee safety and health, we are subject to the varied requirements for each country within which we operate. Safety regulations are identified and appropriate compliance programs are deployed. Failure to comply with these requirements can result in monetary penalties, restriction of operations, and/or negative public image in each given locale.

Sustainability at Avaya

We have developed a sustainability program supported by an Environmental Steering Committee (ESC), which is a cross-functional team that oversees the Avaya-wide sustainability work by providing supervision, direction, guidance, objectives and targets. We recognize that climate change is an issue of global concern. Integral aspects of our operations that may be subject to climate change risks include, but are not limited to, the following: increased regulations that have either been promulgated or may be promulgated in the future in jurisdictions in which we operate; the procurement and transport of raw materials and components used by our manufacturers and the use of those raw materials and components in the manufacturing process; manufacturing emissions; packaging and transport of finished goods; emissions and waste generated by our business operations; emissions associated with business travel (air, vehicular, fleet services); and emissions associated with business activities and emissions generated by our products. We continue to monitor those risks and will develop policies and processes designed to mitigate those risks where possible. In addition, to minimize the physical risk associated with climate change, we leverage our global Business Continuity Plan to mitigate business interruptions and to help ensure continued operations in the face of risks such as increased intensity and frequency of extreme weather events. Business Continuity Plans are tested throughout the year using various business disruption scenarios to help ensure our ability to respond to challenges, such as any significant events that may be tied to climate change.

Contribution and Distribution Agreement With Lucent

We were incorporated in Delaware in February 2000 as a wholly owned subsidiary of Lucent Technologies Inc. On September 30, 2000, pursuant to the terms of a Contribution and Distribution Agreement, Lucent contributed its enterprise networking business to us, including all assets and liabilities of the contributed business, and distributed all of the outstanding shares of our capital stock to its shareholders. We refer to these transactions in this Annual Report on Form 10-K as the “contribution” and the “distribution,” respectively. Prior to the distribution, we had no material assets or activities as a separate corporate entity. Following the distribution, we became an independent public company, and Lucent, now known as Alcatel-Lucent, has no continuing stock ownership interest in us.

The terms of the Contribution and Distribution Agreement include:

•

a full and complete release and discharge of liabilities that existed or arise from acts and events that occurred or failed to occur before the date of the Contribution and Distribution Agreement, except as expressly set forth in the Contribution and Distribution Agreement;

•

each party’s agreement to indemnify, hold harmless and defend the other party, each of its affiliates and each of their respective directors, officers and employees, from and against certain liabilities relating to, arising out of or resulting from the contribution and the distribution or any material breach by such party of the Contribution and Distribution Agreement or any of the ancillary agreements;

•

each party’s agreement to indemnify the other party and its affiliates, subject to limited exceptions, against any claims of patent, copyright or trademark infringement or trade secret misappropriation with respect to any product, software or other material provided by or ordered from such party;

•

agreement by Lucent to bear 50% of all losses in excess of $50 million incurred by us in connection with any contingent liability accruing prior to the distribution primarily related to our businesses and our agreement to bear 10% of all losses in excess of $50 million incurred by Lucent in connection with any contingent liability accruing prior to the distribution primarily related to Lucent’s businesses; and

•

our agreement to bear 10% and Lucent’s agreement to bear 90% of all losses incurred in connection with certain shared contingent liabilities accruing prior to the distribution, including contingent liabilities that are not primarily contingent liabilities of Lucent or contingent liabilities associated with the contributed businesses; some specifically identified liabilities, including liabilities relating to terminated, divested or discontinued businesses or operations; and shared contingent liabilities within the meaning of the 1996 separation and distribution agreement among Lucent, AT&T Corp. and NCR Corporation.

Please see Note 17, “Commitments and Contingencies—Legal Proceedings,” to our audited consolidated financial statements for a description of certain matters involving Lucent for which we have assumed responsibility under the Agreement.

Tax Sharing Agreement

In addition, in connection with the distribution, we and Lucent entered into a Tax Sharing Agreement which governs the parties’ respective rights, responsibilities and obligations after the distribution with respect to taxes for the periods ending on or before the distribution. Generally, pre-distribution taxes that are clearly attributable to the business of one party will be borne solely by that party, and other pre-distribution taxes will be shared by the parties based on a formula set forth in the Tax Sharing Agreement. In addition, the Tax Sharing Agreement addresses the allocation of liability for taxes that are incurred as a result of restructuring activities undertaken to implement the distribution. If the distribution fails to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code because of an acquisition of our stock or assets, or some other actions of ours, then we will be solely liable for any resulting corporate taxes.

Item 1A.	Risk Factors.

You should carefully consider the following risk factors as well as the other information contained in this report, including but not limited to, the discussion under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Note Regarding Forward Looking Statements.” The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations. Any of the following risks could materially and adversely affect our business, financial condition or results of operations.

Risks Related to Our Indebtedness

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting obligations on our indebtedness.

The significant terms of our financing agreements can be found in Note 9, “Financing Arrangements,” to the audited consolidated financial statements. As of September 30, 2010, our total indebtedness was $5,928 million (excluding capital lease obligations).

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

Our credit facilities and the indenture governing our 9.75% senior unsecured cash pay notes due 2015 and our 10.125%/10.875% senior unsecured PIK toggle notes due 2015 (together, the “senior unsecured notes” or our “notes”) contain various covenants that limit our ability to engage in specific types of transactions. These covenants limit our and our restricted subsidiaries’ ability to:

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

If we were unable to repay or otherwise refinance these borrowings and loans when due, our lenders could sell the collateral securing our credit facilities, which constitutes substantially all of our and our domestic wholly owned subsidiaries’ assets. Although holders of the notes could accelerate the notes upon the acceleration of the obligations under either of our credit facilities, there can be no assurance that sufficient assets will remain to repay the notes after we have paid all the borrowings and loans under our credit facilities.

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

Our obligations under our senior unsecured notes and our guarantors’ obligations under their guarantees of the notes are unsecured, but our obligations, and each other borrower’s obligations, under each of our credit facilities, and each guarantor’s obligations under their respective guarantees of those facilities, are secured by a security interest in substantially all of our tangible and intangible assets, including the stock and the assets of most of our current and certain future wholly owned U.S. subsidiaries and a portion of the stock of certain of our

non-U.S. subsidiaries. As of September 30, 2010, we had $5,928 million in outstanding debt (excluding capital lease obligations) on our Consolidated Balance Sheets, of which $4,394 million was secured. The indenture governing the notes permits us and our restricted subsidiaries to incur substantial additional indebtedness in the future, including secured indebtedness. If we are declared bankrupt or insolvent, or if we default under either of our credit facilities, the lenders could declare all of the funds borrowed thereunder, together with accrued interest, immediately due and payable. If we were unable to repay such indebtedness, the lenders could foreclose on the pledged assets to the exclusion of holders of the notes, even if an event of default exists under the indenture governing the notes at such time. Furthermore, if the lenders foreclose and sell the pledged equity interests in any subsidiary guarantor under the notes, then that guarantor will be released from its guarantee of the notes automatically and immediately upon such sale. In any such event, because the notes are not secured by any of our assets or the equity interests in subsidiary guarantors, it is possible that there would be no assets remaining from which claims of holders of our notes could be satisfied or, if any assets remained, they might be insufficient to satisfy those claims fully.

The claims of holders of our senior unsecured notes to assets of any non-guarantor subsidiary are structurally subordinated to all of the creditors of that subsidiary.

In general, our foreign subsidiaries, unrestricted subsidiaries, non-wholly owned subsidiaries and other subsidiaries that do not borrow or guarantee our indebtedness under our credit facilities are not required to guarantee our senior unsecured notes. Accordingly, claims of holders of the notes are structurally subordinated to the claims of creditors of these non-guarantor subsidiaries, including trade creditors. All obligations of our non-guarantor subsidiaries will have to be satisfied before any of the assets of such subsidiaries would be available for distribution, upon a liquidation or otherwise, to us or a guarantor of the notes.

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

If a court were to find that the issuance of the notes or the incurrence of the guarantees was a fraudulent transfer or conveyance, the court could void the payment obligations under the notes or such guarantee or limit the amount of payment or subordinate the notes or such guarantee to presently existing and future indebtedness of ours or of the related guarantor, or require the holders of the notes to repay any amounts received. In the event of a finding that a fraudulent transfer or conveyance occurred, a holder of our notes may not receive any payment on the notes. As a general matter, value is given for a transfer or an obligation if, in exchange for the transfer or obligation, property is transferred or an antecedent debt is secured or satisfied. Under applicable law, a court may determine that a debtor has not received value in connection with a debt offering if the debtor uses the proceeds of that offering to make a dividend payment or otherwise retire or redeem equity securities issued by the debtor. We cannot be certain as to the standards a court would use to determine whether or not we or the guarantors were solvent at the relevant time or, regardless of the standard that a court uses, that the notes or the guarantees would not be voided, limited in amount or subordinated to our or any of our guarantors’ other debt.

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

The Sponsors and their affiliated funds own a majority of the outstanding equity securities of our Parent. In addition, the Sponsors control substantially all of the voting power of our outstanding equity securities and therefore ultimately control all of our affairs and policies, including the election of our board of directors, the approval of certain actions such as amending our charter, commencing bankruptcy proceedings and taking certain corporate actions (including, without limitation, incurring debt, issuing stock, selling assets and engaging in mergers and acquisitions) and appointing members of our management. In addition, each of the Sponsors has invested in our loans issued under our senior credit facility. Circumstances may occur in which the interests of the Sponsors could be in conflict with a holder of our notes. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the Sponsors might pursue strategies that favor equity investors or our secured creditors over unsecured note holders. The Sponsors may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to a holder of our notes. Additionally, the Sponsors are not prohibited from making investments in any of our competitors.

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

We have completed the integration of the Avaya and NES product lines and are executing our new product roadmap. We believe that our current portfolio of products and solutions is technologically strong, communications technology continues to evolve and software continues to be a more important component of our product offerings. In addition, both traditional and new competitors are investing heavily in this market and competing for customers.

In order to execute our strategy successfully, we must:

•	expand our customer base by selling to enterprises that previously have not purchased from us;

•	retain and expand our presence with existing customers by providing them new value related to our offerings;

•	continue research and development investment, including investment in new software and platform development;

•	train our sales staff and distribution partners to sell new products and services including, but not limited to, the recently launched Avaya Flare™ Experience and our new video products;

•	improve our marketing of existing and new products and services;

•	acquire key technologies through licensing, development contracts, alliances and acquisitions;

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

•

leverage the data networking business acquired in the NES acquisition to enhance our ability to compete against data networking providers that also sell voice and other unified communications solutions; and

•	establish or expand our presence in key geographic markets.

If we do not successfully execute our strategy, our operating results may be materially and adversely affected.

Our strategy depends in part on our ability to develop our indirect sales channel.

We continue to take steps to sell our products and services into new and expanded geographic markets and to a broader customer base. An important element of our go-to-market strategy, therefore, involves developing our indirect sales channel, which includes our global network of alliance partners, distributors, dealers, value-added resellers, telecommunications service providers and system integrators. For example, by consummating the acquisition of NES, we expanded our indirect channel network and gained relationships with new channel partners. Our relationships with channel partners are important elements of our marketing and sales efforts. Our financial results could be adversely affected if our contracts with channel partners were terminated, if our relationships with channel partners were to deteriorate, if our maintenance pricing or other services strategies conflict with those of our channel partners, if any of our competitors were to enter into strategic relationships with or acquire a significant channel partner or if the financial condition of our channel partners were to weaken. In addition, we may expend time, money and other resources on developing and maintaining channel relationships that are ultimately unsuccessful. There can be no assurance that we will be successful in maintaining, expanding or developing relationships with channel partners, including those obtained as a result of the acquisition of NES. If we are not successful, we may lose sales opportunities, customers and market share.

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

The market opportunity for advanced communications products and services, including our unified communications and business collaboration solutions, may not develop in the ways that we anticipate.

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

We cannot predict whether:

•	our product roadmap will be sufficient to attract and retain customers and channel partners or that we can execute the roadmap successfully;

•	the demand for our products and services will grow as quickly as we anticipate;

•	current or future competitors or new technologies will cause the market to evolve in a manner different than we expect;

•	other technologies will become more accepted or standard in our industry; or

•	we will be able to maintain a leadership or profitable position as this opportunity develops.

We face formidable competition from numerous established firms in the enterprise communications, business collaboration and information technology markets; as these markets evolve, we expect competition to intensify and expand to include new companies that do not currently compete directly against us.

Because we focus on the development and marketing of advanced enterprise communications solutions, such as unified communications, contact center and data networking solutions, we compete against traditional enterprise voice communications providers, such as SEN, Alcatel-Lucent and NEC, data networking companies, such as Cisco, Juniper, and Brocade, and software companies, such as Microsoft. Our video conferencing solutions both partner and compete with solutions offered by Polycom Inc., TANDBERG (now Cisco) and LifeSize (now a division of Logitech International S.A.). We also face competition in the small and medium enterprise market from many competitors, including Cisco, Alcatel-Lucent, NEC, Matsushita Electric Corporation of America, Mitel, and Shoretel, although the market for these products is more fragmented. We face competition in certain geographies with companies that have a particular strength and focus in these regions, such as Huawei in China and Intelbras in Latin America. AGS competes with companies like those above in offering services with respect to their own product offerings, as well as with many value added resellers, consulting and systems integration firms and network service providers.

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

We have outsourced substantially all of our manufacturing operations to several electronic manufacturing services, or EMS, providers. Our EMS providers produce the vast majority of products in facilities located in China, with other products produced in facilities located in Poland, Israel, Mexico, Malaysia, Taiwan, Ireland, Germany, Indonesia, the United Kingdom and the U.S. All manufacturing of our products is performed in accordance with detailed specifications and product designs furnished or approved by us and is subject to rigorous quality control standards. We periodically review our product manufacturing operations and consider changes we believe may be necessary or appropriate. Although we closely manage the transition process when manufacturing changes are required, we could experience disruption to our operations during any such transition. We also purchase certain hardware components and license certain software components from third-party original equipment manufacturers, or OEMs, and resell them both under the Avaya brand and, in some cases, under the brands of the OEMs. In some cases, certain components are available only from a single source or from a limited source of suppliers. Delays or shortages associated with these components could cause significant disruption to our operations.

We are dependent on our intellectual property. If we are not able to protect our proprietary rights or if those rights are invalidated or circumvented, our business may be adversely affected.

We believe that developing new products and technology is critical to our success. As a leader in technology and innovation in the telecommunications services, applications and services industries, we are dependent on the maintenance of our current intellectual property rights and the establishment of new intellectual property rights. We generally protect our intellectual property through patents, trademarks, trade secrets, copyrights, confidentiality and nondisclosure agreements and other measures. There can be no assurance that patents will be issued from pending applications that we have filed or that our patents will be sufficient to protect our key technology. Although we have been granted and have acquired many patents, have obtained other intellectual property rights and continue to file new patent applications and seek additional proprietary rights, there can be no assurances made that any of our patents, patent applications or our other intellectual property or proprietary rights will not be challenged, invalidated or circumvented. In addition, our business is global and the level of protection of our proprietary technology will vary by country, particularly in countries that do not have well developed judicial systems or laws that adequately protect intellectual property rights. Any actions taken in these countries may have results that are different than if such actions were taken under the laws of the U.S. Patent litigation and other challenges to our patents and other proprietary rights are costly and unpredictable and may prevent us from marketing and selling a product in a particular geographic area. Patent filings by third parties, whether made before or after the date of our filings, could render our intellectual property less valuable. Competitors and others may also misappropriate our intellectual property, disputes as to ownership of intellectual property may arise and our intellectual property may otherwise fall into the public domain. If we are unable to protect our proprietary rights, we may be at a disadvantage to others who did not incur the substantial time and expense we incurred to create our products.

We may be subject to litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products or services.

From time to time, we receive notices from third parties asserting that our proprietary or licensed products, systems and software infringe their intellectual property rights. There can be no assurance that the number of these notices will not increase in the future and that others will not claim that our proprietary or licensed products, systems and software are infringing their intellectual property rights or that we do not in fact infringe those intellectual property rights. We may be unaware of intellectual property rights of others that may cover some of our technology. Irrespective of the merits of these claims, if a third party claimed that our proprietary or licensed systems and software infringed their intellectual property rights, any resulting litigation could be costly and time consuming and would divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. These matters may result in any number of outcomes for us, including entering into licensing agreements, redesigning our products to avoid infringement, being enjoined from selling products that are found to infringe, paying damages if products are found to infringe and indemnifying customers from infringement claims as part of our contractual obligations. Royalty or license agreements may be very costly and we may be unable to obtain royalty or license agreements on terms acceptable to us or at all. Such agreements may cause operating margins to decline. We also may be subject to significant damages or an injunction against us or our use of our proprietary or licensed systems or products. A successful claim of patent or other intellectual property infringement against us could materially adversely affect our operating results. We have made and will likely continue to make investments to license and/or acquire the use of third-party intellectual property rights and technology as part of our strategy to manage this risk, but there can be no assurance that we will be successful. We may also be subject to additional notice, attribution and other compliance requirements to the extent we incorporate open source software into our applications. In addition, third parties have claimed, and may in the future claim, that a customer’s use of our products, systems or software infringes the third-party’s intellectual property rights. Under certain circumstances, we may be required to indemnify our customers for some of the costs and damages related to such an infringement claim. Any indemnification requirement could have a material adverse effect on our business and our operating results. For a description of certain legal proceedings regarding intellectual property, please see Note 17, “Commitments and Contingencies,” to our audited consolidated financial statements.

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

In particular, the integration of NES continues to require significant resources and management’s attention. We rely in part upon services provided by Nortel and its affiliates under a transition services agreement to support many of our integration activities. There can be no assurance that those parties will continue to perform those services should the economy or their businesses deteriorate prior to the termination of that agreement. Furthermore, there can be no assurance that the quality of the services received will be sufficient to facilitate the effective integration of NES. In addition, the Company is establishing processes and procedures to remove any reliance that it has on the services it receives under the transition services agreement. However, there can be no assurance that the Company can effectively eliminate those services or, where necessary, transition those services to be performed in-house or by another third party vendor in the time-frame or at the costs or using the resources currently believed by the Company to be necessary.

For all the reasons set forth above, the failure to integrate acquired businesses, including NES, effectively may adversely impact Avaya’s business, results of operations or financial condition.

The failure to maintain adequate security over our information systems could adversely affect our operating results.

We rely on the security of our information systems, among other things, to protect our proprietary information and information of our customers. Information technology system failures, including a breach of our data security, could disrupt our ability to function in the normal course of business by potentially causing, among other things, delays in the fulfillment or cancellation of customer orders, disruptions in the manufacture or shipment of products, or an unintentional disclosure of customer, employee or our information. Additionally, if we do not maintain adequate security procedures over our information systems and our global network, we may be vulnerable to threats such as computer hacking, cyber-terrorism or other unauthorized attempts by third parties to access, modify or delete our or our customers’ proprietary information. We maintain tools, standards, procedures and controls that address current security risks, but unauthorized users may be able to develop new techniques that will enable them to successfully circumvent our current processes and operational security practices and controls. Any such breach could have a material adverse effect on our operating results. Such consequences could be exacerbated if we are unable to adequately recover critical systems following a systems failure.

We may be adversely affected by environmental, health and safety, laws, regulations, costs and other liabilities.

We are subject to a wide range of governmental requirements relating to employee safety and health and to environmental protection. If we violate or fail to comply with these requirements, we could be fined or otherwise sanctioned by regulators. We are subject to certain provisions of environmental laws governing the cleanup of soil and groundwater contamination. Such provisions may impose joint and several liability for the costs of investigating and remediating releases of hazardous materials at currently or formerly owned or operated sites and at third-party waste disposal sites. In certain circumstances, this liability may also include the cost of cleaning up historical contamination, whether or not caused by us. We are currently involved in several remediations at currently or formerly owned or leased sites. We are also subject to various state, federal and international laws and regulations relating to the presence of certain substances in our products and making producers of certain electrical products financially responsible for the collection, treatment, recycling and disposal of those products. For example, the EU has adopted the RoHS and the WEEE directives. Similar laws and regulations have been or may be enacted in other regions. Additionally, new requirements addressing the operating characteristics of our products are emerging, such as the EuP Directive, which may necessitate reengineering of some products. Moreover, some customers are now including energy-usage parameters as a selection criterion for telecommunication solutions. For example, a number of climate change regulations and initiatives are either in force or pending at the state, regional, Federal and international levels that focus on reducing greenhouse gas emissions. Environmental laws are complex, change frequently and have tended to become more stringent over time. It is often difficult to estimate the future impact of environmental matters, including potential liabilities. There can be no assurance that our costs of complying with current and future environmental and health and safety laws, including existing, pending and future environmental laws addressing climate change, and our liabilities arising from past or future releases of, or exposure to, hazardous substances will not exceed any amounts reflected in our reserves or adversely affect our business, results of operations or financial condition.

Integral aspects of our operations may be subject to climate change risks.

We have developed a sustainability program supported by an Environmental Steering Committee (ESC), which is a cross-functional team that oversees the Avaya-wide sustainability work by providing supervision, direction, guidance, objectives and targets. We recognize that climate change is an issue of global concern. Integral aspects of our operations that may be subject to climate change risks include, but are not limited to, the following: increased regulations that have either been promulgated or may be promulgated in the future in jurisdictions in which we operate; the procurement and transport of raw materials and components used by our manufacturers and the use of those raw materials and components in the manufacturing process; manufacturing emissions; packaging and transport of finished goods; emissions and waste generated by our business operations; emissions associated with business travel (air, vehicular, fleet services); and emissions associated with business activities and emissions generated by our products. We continue to monitor those risks and will develop policies and processes designed to mitigate those risks where possible. In addition, to minimize the physical risk associated with climate change, we leverage our global Business Continuity Plan to mitigate business interruptions and to help ensure continued operations in the face of risks such as increased intensity and frequency of extreme weather events. Business Continuity Plans are tested throughout the year using various business disruption scenarios to help ensure our ability to respond to challenges, such as any significant events that may be tied to climate change. Notwithstanding the foregoing, we cannot assure you that our efforts to mitigate climate change risks will be successful or that risks associated with climate change will not have a negative impact on our business, results of operations or financial condition.

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

As our business and operations related relationships have expanded globally in the last few years, changes in economic or political conditions, as well as natural disasters, in a specific country or region could negatively affect our revenue, costs, expenses and financial condition.

We conduct significant sales and customer support operations and increasing amounts of our research and development activities in countries outside of the U.S. and also depend on non-U.S. operations of our contract manufacturers and our distribution partners. For each of the fiscal years ended September 30, 2010 and 2009, we derived 45% of our revenue from sales outside the U.S. The vast majority of our contract manufacturing also takes place outside the U.S., primarily in China. Our future operating results, including our ability to import our products from, export our products to, or sell our products in various countries, could be adversely affected by a variety of uncontrollable and changing factors. These factors include political conditions, economic conditions, legal and regulatory constraints, protectionist legislation, relationships with employees and works councils, currency regulations, health or similar issues, natural disasters and other matters in any of the countries or regions in which we and our contract manufacturers and business partners currently operate or intend to operate in the future. Additional risks inherent in our global operations generally include, among other things, the costs and difficulties of managing international operations, adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries, and greater difficulty in enforcing intellectual property rights (including the increased risk of counterfeiting of our products). Our prospective effective tax rate could be adversely affected by, among others, an unfavorable geographical distribution of our earnings and losses, by changes in the valuation of our deferred tax assets or liabilities or by changes in tax laws, regulations, accounting principles, or interpretations thereof. The various risks inherent in doing business in the U.S. generally also exist when doing business outside of the U.S., and may be exaggerated by the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations.

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

Pension and postretirement healthcare and life insurance liabilities could impair our liquidity or financial condition.

We sponsor non-contributory defined benefit pension plans covering a portion of our U.S. employees and retirees, and postretirement benefit plans for U.S. retirees that include healthcare benefits and life insurance coverage. Certain of our non-U.S. operations also have various retirement benefit programs covering substantially all of their employees. Some of these programs are considered to be defined benefit pension plans for accounting purposes. Our U.S. defined benefit pension plans are subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). ERISA, along with certain provisions of the Internal Revenue Code of 1986 (the “Code”), requires minimum funding contributions and the Pension Benefit Guaranty Corporation (“PBGC”) has the authority under certain circumstances to petition a court to terminate an underfunded pension plan. One of those circumstances is the occurrence of an event with respect to which the PBGC determines that the possible long-term loss of the PBGC with respect to the plan may reasonably be expected to increase unreasonably if the plan is not terminated. If our U.S. defined benefit pension plans were to be terminated, we would incur a liability to the plans or the PBGC equal to the amount by which the liabilities of the plans, calculated on a termination basis, exceed the assets of the plans, which amount would likely exceed the amount that we have estimated to be the underfunded amount as of September 30, 2010. In addition, if one or more of our U.S. pension plans were to be terminated without being fully funded on a termination basis, the PBGC could obtain a lien on our assets for the amount of our liability, which would result in an event of default under each of our credit facilities. As a result, any such liens would have a material adverse effect on the Company, including our liquidity and financing arrangements. The measurement of our obligations, costs and liabilities associated with benefits pursuant to our pension and postretirement benefit plans requires that we estimate the present value of projected future payments to all participants, including assumptions related to discount rates, investment returns on designated plan assets, health care cost trends, and demographic experience. If future economic or demographic trends and results are different from our assumptions, then our obligations could be higher than we currently estimate. If our cash flows and capital resources are insufficient to fund our pension or postretirement healthcare and life insurance obligations, or if we are required or elect to fund any material portion of the liability now or in the future, we could be forced to reduce or delay investments and capital expenditures, seek additional capital, or restructure or refinance our indebtedness. In addition, if our operating results and available cash are insufficient to meet our pension or postretirement healthcare and life insurance obligations, we could face substantial liquidity problems and may be required to dispose of material assets or operations in order to meet our pension or postretirement healthcare and life insurance obligations. We may not be able to consummate those dispositions or to obtain any proceeds on terms acceptable to us or at all, and any such proceeds may not be adequate to meet any pension or postretirement healthcare and life insurance obligations then due.

Please see Note 13, “Benefit Obligations,” to our audited consolidated financial statements for further details on our pension and postretirement benefit plans, including funding status.

We may incur liabilities as a result of our obligation to indemnify, and to share certain liabilities with, Lucent Technologies Inc. in connection with our spin-off from Lucent in September 2000.

Pursuant to the Contribution and Distribution Agreement between us and Lucent, a predecessor to Alcatel-Lucent, Lucent contributed to us substantially all of the assets, liabilities and operations associated with its enterprise networking businesses and distributed all of the outstanding shares of our common stock to its stockholders. The Contribution and Distribution Agreement, among other things, provides that, in general, we will indemnify Lucent for all liabilities including certain pre-distribution tax obligations of Lucent relating to our businesses and all contingent liabilities accruing pre-distribution primarily relating to our businesses or otherwise assigned to us. In addition, the Contribution and Distribution Agreement provides that certain contingent liabilities not directly identifiable with one of the parties accruing pre-distribution will be shared in the proportion of 90% by Lucent and 10% by us. The Contribution and Distribution Agreement also provides that contingent liabilities accruing pre-distribution in excess of $50 million that are primarily related to Lucent’s businesses shall be borne 90% by Lucent and 10% by us and contingent liabilities accruing pre-distribution in excess of $50 million that are primarily related to our businesses shall be borne equally by the parties. Please see Note 17, “Commitments and Contingencies,” to our audited consolidated financial statements included in this report for a description of certain matters involving Lucent for which we have assumed responsibility under the Contribution and Distribution Agreement. We cannot assure you that Lucent will not submit a claim for indemnification or cost sharing to us in connection with any future matter. In addition, our ability to assess the impact of matters for which we may have to indemnify or share the cost with Lucent is made more difficult by the fact that we do not control the defense of these matters.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

As of September 30, 2010, we had 275 leased facilities (which included 19 storage locations containing between 75 to 500 square feet) and 9 owned facilities, located in 56 countries. This included 12 primary research and development facilities located in Canada, Germany, India, Israel, Ireland, the United Kingdom and the United States. Our real property portfolio consists of aggregate floor space of 8.1 million square feet, of which 2.3 million square feet is owned and 5.8 million square feet is leased. Our lease terms range from monthly leases to 16 years. We believe that all of our facilities and equipment are in good condition and are well maintained. Our facilities are used for current operations of all operating segments. For additional information regarding obligations under operating leases, see Note 17, “Commitments and Contingencies—Leases,” to our audited consolidated financial statements.

Item 3.	Legal Proceedings.

Information required by this item is incorporated by reference from Note 17, “Commitments and Contingencies—Legal Proceedings,” to our audited consolidated financial statements.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our outstanding common stock is privately held, and there is no established public trading market for our common stock. As of the date of this filing, there was one holder of record of our common stock.

Item 6.	Selected Financial Data.

The selected historical consolidated financial data set forth below as of and for the periods October 1, 2007 through October 26, 2007 and October 27, 2007 through September 30, 2008, and the years ended September 30, 2009 and 2010 have been derived from our audited consolidated financial statements and related notes. The selected historical consolidated financial data set forth below as of and for the year ended September 30, 2006 and 2007 has been derived from audited consolidated financial statements that are not included in this report. As part of the Merger on October 26, 2007, we entered into various financing arrangements and, as a result, we now have a different capital structure than we had prior to the Merger. Accordingly, the results of operations for periods subsequent to the Merger will not necessarily be comparable to prior periods.

The Merger resulted in the creation of a new entity for accounting purposes as of October 26, 2007. Our financial results for the periods through October 26, 2007 are referred to as those of the “Predecessor” period. Our financial results for periods after October 26, 2007 are referred to as those of the “Successor” period.

The selected historical consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report. Our financial information may not be indicative of future performance.

	Predecessor			Successor
	Fiscal year ended September 30,		Period from October 1, 2007 through October 26, 2007	Period from October 27, 2007 through September 30, 2008	Fiscal year ended September 30,
In millions	2006	2007			2009	2010
STATEMENT OF OPERATIONS DATA:
REVENUE
Products	$2,799	$2,882	$96	$2,603	$1,928	$2,606
Services	2,349	2,396	150	2,320	2,222	2,454

	5,148	5,278	246	4,923	4,150	5,060
COSTS
Products:
Costs (exclusive of amortization of technology intangible assets)	1,224	1,295	56	1,256	872	1,240
Amortization of technology intangible assets	15	20	1	231	248	291
Services	1,534	1,512	100	1,403	1,164	1,357

	2,773	2,827	157	2,890	2,284	2,888

GROSS MARGIN	2,375	2,451	89	2,033	1,866	2,172

OPERATING EXPENSES
Selling, general and administrative	1,532	1,552	111	1,456	1,272	1,721
Research and development	428	444	29	376	309	407
Amortization of intangible assets	48	48	4	187	207	218
Impairment of long-lived assets	—	—	—	10	2	16
Impairment of indefinite-lived intangible assets	—	—	—	130	60	—
Goodwill impairment	—	—	—	899	235	—
Restructuring charges, net	104	36	1	—	160	171
In-process research and development charge	—	—	—	112	12	—
Acquistion-related costs			—	—	29	20
Merger-related costs	—	105	57	1	—	—

	2,112	2,185	202	3,171	2,286	2,553

OPERATING INCOME (LOSS)	263	266	(113)	(1,138)	(420)	(381)

Interest expense	(3)	(1)	—	(377)	(409)	(487)
Other income, net	24	43	1	26	14	15

INCOME (LOSS) BEFORE INCOME TAXES	284	308	(112)	(1,489)	(815)	(853)
Provision for (benefit from) income taxes	83	93	(24)	(183)	30	18

NET INCOME (LOSS)	201	215	(88)	(1,306)	(845)	(871)

Less net income attributable to noncontrolling interests	—	3	—	2	2	3

NET INCOME (LOSS) ATTRIBUTABLE TO AVAYA INC.	$201	$212	$(88)	$(1,308)	$(847)	$(874)

In millions	Predecessor			Successor
	Fiscal year ended September 30,		Period from October 1, 2007 through October 26, 2007	Period from October 27, 2007 through September 30, 2008	Fiscal year ended September 30,
	2006	2007			2009	2010
BALANCE SHEET DATA (at end of period):
Cash and cash equivalents	$899	$1,270		$579	$567	$579
Intangible assets, net	263	248		3,154	2,636	2,603
Goodwill	941	1,157		3,956	3,695	4,075
Total assets	5,200	5,933		9,995	8,650	9,261
Total debt (excluding capital lease obligations)	—	—		5,222	5,150	5,928
Total Avaya stockholders’ equity (deficiency)	2,086	2,586		1,048	(697)	(1,428)

STATEMENT OF CASH FLOWS DATA:
Net cash provided by (used in) continuing operations:
Operating activities	$647	$637	$133	$303	$242	$42
Investing activities	(189)	(360)	(16)	(8,636)	(155)	(864)
Financing activities	(315)	54	11	7,524	(101)	853
OTHER FINANCIAL DATA:
EBITDA (unaudited)	$520	$557	$(94)	$(515)	$240	$320
Capital expenditures, net	117	120	8	120	76	79
Capitalized software development costs	71	93	7	74	43	43

The following are some of the items affecting the comparability of the selected financial information for the periods presented:

•	As a result of the acquisition of NES, our operating results include the operations of the NES business as of December 19, 2009.

•	In connection with the acquisition of NES, we have incurred acquisition-related costs during fiscal years 2009 and 2010 of $29 million and $20 million, respectively.

•

We incurred integration costs during fiscal 2010 of $106 million. Integration costs primarily represent third-party consulting fees and other administrative costs associated with consolidating and coordinating the operations of Avaya and NES. These costs were incurred in connection with, among other things, the on-boarding of NES personnel, developing compatible IT systems and internal processes and developing and implementing a strategic operating plan to help enable a smooth transition with minimal disruption to NES customers.

•	On August 31, 2010, we sold our 59.13% ownership in AGC Networks Limited and recognized a $7 million gain on the sale.

•	Impairment charges of $16 million were incurred in fiscal 2010 associated with certain technologies with overlapping functionality to technologies acquired with NES.

•

Amortization of intangible assets was $509 million and $455 million for the years ended September 30, 2010 and 2009, respectively. The increase of $54 million is attributable to amortization associated with intangible assets recorded in connection with our acquisition of NES. In acquisition accounting, we recorded technologies, customer relationships and other intangibles with an estimated fair value of $476 million. These assets are amortized over their estimated economic lives ranging from less than one year to thirteen years.

•

In connection with the financing of the acquisition of NES, we received cash proceeds of $783 million in exchange for incremental term B-2 loans with a face value of $1,000 million and the issuance of detachable warrants to purchase 61.5 million shares of Parent’s common stock.

•

During the period from December 19, 2009 through September 30, 2010, we incurred incremental interest expense from the financing associated with the acquisition of NES of $117 million, which includes non-cash interest expense of $34 million.

•

During the year ended September 30, 2009, we recorded impairments to goodwill and trademark and trade name indefinite-lived intangible assets of $235 million and $60 million, respectively. The impairments are primarily attributable to lower expected future discounted cash flows as a result of the continued weakness in the global economy and changes in discount rates.

•

During the year ended September 30, 2010, we continued our focus on controlling costs. In response to the global economic climate and, in connection with the acquisition of NES, we began implementing additional initiatives designed to streamline our operations, generate cost savings and eliminate overlapping processes and expenses associated with the NES business. These initiatives include exiting facilities and reducing the workforce or relocating positions to lower cost geographies. Restructuring charges associated with these initiatives were $151 million for employee separation costs primarily associated with involuntary employee severance actions in EMEA and the U.S. and an additional $24 million in future net lease payments associated with the closing and consolidating of facilites.

•

During the year ended September 30, 2009, as a response to the global economic downturn, we began implementing certain initiatives designed to further streamline our operations and generate cost savings. Restructuring charges associated with these initiatives were $160 million and include employee separation costs primarily related to workforce actions in the EMEA and U.S. regions.

•

The provision for income taxes for fiscal 2009 and 2010 was $30 million and $18 million, respectively. The provision is substantially different from income taxes determined at the U.S. federal statutory rate. In fiscal 2009, we were in a three-year cumulative U.S. book tax loss position and had determined that it is more likely than not that our U.S. net deferred tax assets would not be realized. Accordingly, we had provided a valuation allowance against our U.S. net deferred tax assets. As a result, we recorded a tax provision associated with earnings in certain profitable non-U.S. tax jurisdictions for the period offset by a minimal tax benefit relating to our U.S. pre-tax losses in fiscal 2009. In fiscal 2010, we determined that it remains more likely than not that our U.S. net deferred tax assets would not be realized. In fiscal 2010, our tax provision primarily related to earnings of certain profitable non-U.S. tax jurisdictions.

•	In connection with the Merger, we entered into financing arrangements on October 26, 2007 providing for $5,250 million in financing and received $2,436 million in Sponsor contributed capital.

•

During the year ended September 30, 2007 and the period October 1, 2007 through October 26, 2007 we incurred approximately $105 million and $57 million, respectively, of Merger-related costs. These costs included investment banking, legal and other third-party costs, as well as $96 million of non-cash stock compensation expense resulting from the accelerated vesting of stock options and restricted stock units in connection with the Merger.

•

As a result of the Merger, all of the assets and liabilities of the Predecessor company were recorded at estimated fair values by the Successor company at October 27, 2007. The purchase price allocation resulted in significant changes to our balance sheet accounts including inventory, deferred income tax assets and liabilities, property, plant and equipment, intangible assets, goodwill, employee benefit obligations, deferred revenue and other assets, liabilities and stockholders’ equity accounts. These adjustments included increases to goodwill of $3,698 million and trademark and trade name indefinite-lived intangible assets of $545 million.

•

Amortization of intangible assets for the period October 27, 2007 through September 30, 2008 was $418 million. The increase over the fiscal year ended September 30, 2007 is attributable to the amortization expense associated with significant intangible asset values recorded in connection with the Merger. In purchase accounting, we recorded technologies, patents, licenses, customer relationships and other intangibles with an estimated fair value of $3,157 million. These assets are amortized over their estimated economic lives ranging from five to ten years.

•

During the period October 27, 2007 through September 30, 2008 we expensed in-process research and development (“IPRD”) of $112 million which represented certain technologies that, at the time of the Merger, were in the initial development stages and did not meet the technological feasibility standard necessary for capitalization at the time. Accordingly, these amounts were charged to the Consolidated Statement of Operations at the date of the acquisition.

•

As a result of the Merger, we increased inventory by $182 million to reflect its estimated fair value less costs to sell. This adjustment in value was fully amortized to cost of goods sold in our Consolidated Statements of Operations during the period October 27, 2007 through September 30, 2008 as the inventory was sold.

•

For the period October 27, 2007 through September 30, 2008, we recorded impairments as part of our annual impairment tests to goodwill and trademark and trade name indefinite-lived intangible assets of $899 million and $130 million, respectively. The impairments are primarily the result of lower expected future cash flows as a result of the weakness in the global economy.

•

The benefit from income taxes for the period October 27, 2007 through September 30, 2008 was $183 million and reflects an effective benefit rate of 12.3%. The difference between our effective benefit rate and the U.S. federal statutory rate of 35% is primarily attributable to the non-deductible portions of the impairment of goodwill and the IPRD charge. The unrecognized tax benefits associated with the non-deductible portions of these charges is $334 million or 22% of pre-tax loss for the period October 27, 2007 through September 30, 2008.

•

During the fiscal years ended September 30, 2006, 2007 and the period October 1, 2007 through October 26, 2007, respectively, we recorded $104 million, $36 million and $1 million of restructuring charges related to employee separation and lease termination costs in EMEA and the U.S. Restructuring actions taken during the period October 27, 2007 through September 30, 2008 were charged against the $330 million liability established in purchase accounting for employee separation costs and lease obligations, rather than impacting the Consolidated Statement of Operations.

•

During the year ended September 30, 2006, we repurchased and retired 29,909,400 shares of our common stock in accordance with the share repurchase plan authorized by the Board of Directors on April 19, 2005. Cash outflows against this transaction were $328 million in fiscal 2006.

•

In January 2007, we commenced a tender offer to acquire Ubiquity Software Corporation plc (“Ubiquity”), which developed and marketed Session Initiation Protocol (“SIP”) based communications software. We paid $147 million in cash, net of cash received. Ubiquity results have been consolidated as of February 28, 2007.

•

In November 2006, we acquired Traverse Networks, Inc. (“Traverse”), a developer of enterprise mobility solutions for unified communications, for $15 million in cash. Traverse results have been consolidated as of November 9, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

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

Avaya conducts its business operations in three segments, Global Communications Solutions (“GCS”), Data Networking (“Data”) and Avaya Global Services (“AGS”).

Merger

Avaya is a wholly owned subsidiary of Sierra Holdings Corp., a Delaware corporation (“Parent”). Parent was formed by affiliates of two private equity firms, Silver Lake Partners (“Silver Lake”) and TPG (“TPG”) (collectively, the “Sponsors”). Silver Lake and TPG, through Parent, acquired Avaya in a transaction that was completed on October 26, 2007 (the “Merger”). Prior to October 26, 2007, Avaya operated as a public company with common stock traded on the New York Stock Exchange.

To consummate the Merger, we entered into new debt financing consisting of (i) a senior secured multi-currency asset-based revolving credit facility, (ii) a senior secured credit facility including a senior secured term loan and a senior secured multi-currency revolver, and (iii) a $1,450 million senior unsecured credit facility, consisting of $700 million of senior cash-pay loans and $750 million of senior PIK toggle loans.

On October 24, 2008, the senior cash-pay loans were converted into cash-pay notes and the senior PIK toggle loans were converted into PIK toggle notes. For a description of the notes, please see Note 9, “Financing Arrangements,” to our audited consolidated financial statements for further details.

Nortel Enterprise Solutions Business

On December 18, 2009, Avaya acquired certain assets and assumed certain liabilities of NES, including all the shares of Nortel Government Solutions Incorporated, for $943 million in cash consideration. The Company and Nortel were required to determine the final purchase price post-closing based upon the various purchase price adjustments included in the acquisition agreements. During the first quarter of fiscal 2011, the Company and Nortel agreed on a final purchase price of $933 million, and we received $6 million, representing all remaining amounts due to Avaya from funds held in escrow. The terms of the acquisition do not include any significant contingent consideration arrangements. The acquisition of NES expands Avaya’s technology portfolio, enhances its customer base, broadens its indirect sales channel, and provides greater ability to compete globally. Please refer to Note 4, “Business Combinations and Other Transactions,” to our audited consolidated financial statements for further details.

Sale of AGC Networks Limited

On August 31, 2010, Avaya sold its 59.13% ownership interest in AGC Networks Limited (formerly Avaya GlobalConnect Ltd.) (“AGC”), a publicly-traded Indian company that is a reseller of Avaya products and services in the Indian and Australian markets, for $44.5 million in cash. As a result of the sale, a $7 million gain was recognized and included in other income, net during the year ended September 30, 2010.

Products and Services

For a description of our products and services, please see “Business—Major Business Areas.”

Customers and Competitive Advantages

For a discussion of our customers and competitive advantages, please see “Business—Customers, Sales, Partners and Distribution Customers” and “Business—Our Competitive Strengths.”

Financial Results Summary

The Merger resulted in the creation of a new entity for accounting purposes as of October 26, 2007. Our financial results for the periods through October 26, 2007 are referred to as those of the “Predecessor” period. Our financial results for periods after October 26, 2007 are referred to as those of the “Successor” period. The following table sets forth for these periods, our results of operations as reported in our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Although GAAP requires that we report on our results for the periods October 1, 2007 through October 26, 2007 and October 27, 2007 through September 30, 2008 separately, management reviews the Company’s operating results for fiscal year 2008 by combining the results of the Predecessor and Successor periods of fiscal 2008 because such presentation provides the most meaningful comparison of our results.

The Company cannot adequately benchmark the operating results of the 26-day period ended October 26, 2007 against any of the previous periods reported in its consolidated financial statements and we do not believe that reviewing the results of this period in isolation would be useful in identifying any trends in or reaching any conclusions regarding the Company’s overall operating performance. Further, because there were no structural changes to the Company as a result of the Merger, management believes that the key performance metrics such as revenues, gross margin and operating income for this period when combined with the Successor period provide meaningful comparisons to other periods and are useful in identifying current business trends. Accordingly, in addition to presenting our results of operations as reported in our consolidated financial statements in accordance with GAAP, the table below presents the combined results for the fiscal year ended September 30, 2008 as management reviews these results for these periods. The combined results for the fiscal year ended September 30, 2008 represent the sum of the reported amounts for the Predecessor period from October 1, 2007 through October 26, 2007 and the Successor period October 27, 2007 through September 30, 2008. These combined results do not comply with GAAP and have not been prepared as pro forma results under applicable regulations, but are presented because we believe they provide the most meaningful comparison of our results. The combined operating results may not reflect the actual results we would have achieved absent the Merger and may not be predictive of future results of operations.

As a result of the downturn in the global economy, we experienced a downward trend in our product sales during fiscal 2008 that continued through fiscal 2010. Uncertainty regarding the economy and a global tightening of credit has caused companies to delay or cancel capital expenditures. This response by our customers to the global economic conditions has adversely impacted our product revenues. Although our services revenues have not experienced as severe of a decline as our product revenues, the weak global economy has had a significant negative impact on our total revenues, particularly in North America and Europe.

	Predecessor	Successor	Combined Results	Successor
	Period from October 1, 2007 through October 26, 2007	Period from October 27, 2007 through September 30, 2008	Fiscal year ended September 30, 2008	Fiscal year ended September 30,
In millions				2009	2010
STATEMENT OF OPERATIONS DATA:
REVENUE
Products	$96	$2,603	$2,699	$1,928	$2,606
Services	150	2,320	2,470	2,222	2,454

	246	4,923	5,169	4,150	5,060
COSTS
Products:
Costs (exclusive of amortization of technology intangible assets)	56	1,256	1,312	872	1,240
Amortization of technology intangible assets	1	231	232	248	291
Services	100	1,403	1,503	1,164	1,357

	157	2,890	3,047	2,284	2,888

GROSS MARGIN	89	2,033	2,122	1,866	2,172

OPERATING EXPENSES
Selling, general and administrative	111	1,456	1,567	1,272	1,721
Research and development	29	376	405	309	407
Amortization of intangible assets	4	187	191	207	218
Impairment of long-lived assets	—	10	10	2	16
Impairment of indefinite-lived intangible assets	—	130	130	60	—
Goodwill impairment	—	899	899	235	—
Restructuring charges, net	1	—	1	160	171
In-process research and development charge	—	112	112	12	—
Acquistion-related costs	—	—	—	29	20
Merger-related costs	57	1	58	—	—

	202	3,171	3,373	2,286	2,553

OPERATING LOSS	(113)	(1,138)	(1,251)	(420)	(381)
Interest expense	—	(377)	(377)	(409)	(487)
Other income, net	1	26	27	14	15

LOSS BEFORE INCOME TAXES	(112)	(1,489)	(1,601)	(815)	(853)
(Benefit from) provision for income taxes	(24)	(183)	(207)	30	18

NET LOSS	(88)	(1,306)	(1,394)	(845)	(871)
Less net income attributable to noncontrolling interests	—	2	2	2	3

NET LOSS ATTRIBUTABLE TO AVAYA INC.	$(88)	$(1,308)	$(1,396)	$(847)	$(874)

Summary of the Fiscal Year Ended September 30, 2010 versus 2009

Our revenues for fiscal 2010 increased 22% as compared to fiscal 2009, primarily as a result of the contributions by the NES business. The increase in revenues provided by the NES business was partially offset by lower revenues in Avaya’s previously existing customer base attributable to the global economy and cautious spending by our customer base. We incurred a net loss for fiscal 2010 of $871 million as compared to a net loss of $845 million reported for fiscal 2009.

In addition to these changes in our revenues, our net results compared to the prior fiscal year reflects, among other things:

•	an increase in gross margin associated with the operations of the NES business for the period December 19, 2009 through September 30, 2010;

•

an increase in selling, general and administrative (“SG&A”) expenses associated with the operations of the NES business for the period December 19, 2009 through September 30, 2010, partially offset by expense savings associated with cost control initiatives and the transition of resources to lower-cost geographies;

•

the impact of impairment charges for indefinite-lived intangible assets and goodwill on our results for fiscal 2009 of $60 million and $235 million, respectively, resulting from negative economic trends, increased market risks and expectations of lower future discounted cash flows for certain of our product lines whereas, during fiscal 2010, there was no impairment to indefinite-lived intangible assets and goodwill;

•

integration costs which are primarily third-party consulting fees, professional fees, travel and other administrative costs associated with consolidating the operations of Avaya and NES including fees being paid to certain Nortel-controlled entities for logistics and other support functions being performed on a temporary basis according to a transition services agreement;

•	impairment charges of $16 million in fiscal 2010 associated with certain technologies with overlapping functionality to technologies acquired with NES;

•	incremental SG&A and research and development (“R&D”) expenses associated with the operations of the NES business for the period December 19, 2009 through September 30, 2010;

•	the impact of purchase accounting adjustments on the period from December 19, 2009 through September 30, 2010 as a result of the acquisition of NES; and

•	incremental interest expense in fiscal 2010 from the additional financing associated with the acquisition of NES.

Summary of the Fiscal Year Ended September 30, 2009 versus 2008

As a result of the continued downturn in the global economy, our revenues for fiscal 2009 declined 20% as compared to fiscal 2008. We incurred a net loss for fiscal 2009 of $845 million as compared to a net loss of $1,394 million reported for fiscal 2008. The improvement in results reflects, among other things;

•

impairment charges recorded in fiscal 2008 for indefinite-lived intangible assets and goodwill of $130 million and $899 million, as compared to fiscal 2009 impairment charges of $60 million and $235 million, respectively, resulting from these negative economic trends, increased market risks and expectations of lower future discounted cash flows for certain of our product lines:

•	improved gross margin percentage as a result of cost reductions achieved by our services business:

•

reductions in our overall selling, general and administrative (“SG&A”) and research and development (“R&D”) spending attributable to cost controls, the transition of resources to low-cost geographies and the impact of lower costs resulting from the reduced payout in connection with our annual incentive award program: and

•	the absence of non-recurring charges directly attributable to the Merger recognized during fiscal 2008, including the in-process research and development charge.

The improvement in results above was partially offset by:

•	the downturn in the global economy resulting in lower revenues and product margins:

•

increased amortization of intangible assets and interest expense on our debt service, which represents the impact of the Merger for the full twelve months ended September 30, 2009 as compared to the successor period of October 27, 2007 through September 30, 2008: and

•

a decrease in the benefit from income taxes generated from our pre-tax book losses as the Company was required to provide a valuation allowance against its U.S. net deferred tax assets, resulting in a small tax provision for fiscal 2009 due primarily to non-U.S. income taxes.

Key Trends and Uncertainties Affecting Our Results

Trends and Uncertainties Affecting Our Revenue

The following are the key factors currently affecting our revenue:

•

Economic conditions—An important factor affecting our ability to generate revenue is the effect that general economic conditions have on our customers’ willingness to spend on information technology and, particularly, enterprise communications technology. The global economic downturn during 2008 through 2010 has negatively affected most of our markets, particularly in the U.S. and Europe, Middle East and Africa (“EMEA”). As demonstrated by our fiscal 2010 results, the demand for our products continued to fall as our product revenues for fiscal 2010 were down 7%, excluding the impact of the acquisition of NES, when compared to the prior fiscal year. The world economy has been unstable and as a result a significant number of companies have reduced spending in order to conserve cash and optimize earnings. Cutbacks in spending, access to credit, employment variability, corporate profit growth, interest rates, energy prices and other factors in specific markets could impact corporate willingness to spend on communications technology in the near term.

•

Competitive environment—We have historically operated, and continue to operate, in an extremely competitive environment. One aspect of this environment is that we regularly face pricing pressures in the markets in which we operate which may negatively impact our gross margins. In addition, we also face pricing pressure when long-term maintenance and operations services contracts expire. They are sometimes renewed at lower prices due to continuing competitive pressure and expectations from the marketplace to acquire technology at lower costs. The impact of the price erosion affects our rental and operations service offers, as well as maintenance. We have been able to partially mitigate those effects through our cost reduction initiatives.

For other uncertainties related to the competitive environment in which we operate, see “Risk Factors—Risks Related To Our Business—We face intense competition from numerous competitors and, as the enterprise communications and information technology businesses evolve, we may face increased competition from companies that do not currently compete directly against us”.

•

Integration of the NES businesses—As a result of the acquisition of NES, our product portfolio has been in transition. The acquisition of NES resulted in a doubling of the number of products under development and greater demands on sales force and partner training and product positioning. During fiscal 2010, some customers curtailed product purchases and upgrades until the integration of the NES product portfolio into Avaya was completed, while competitors had aggressively marketed their products to the established customer base of NES. The effect of this pause in customer spending also affected associated revenues for certain product support, implementation and professional services.

•

Challenges in the services business—Due to advances in technology, our customers continue to expect traditional services to be at lower prices to them. In addition, our customers routinely look for opportunities to reduce their IT and related costs. A high correlation exists with respect to customers in our direct channel who purchase products and also elect to purchase maintenance contracts at the time of the product purchase. As we implemented the strategic decision to broaden our market coverage through the indirect channel, we incurred a loss of certain service agreements to channel partners. Maintenance revenues have historically been affected by reductions in scope of contracted services (i.e. number of ports, number of sites or hours and levels of coverage) at the time of contract renewal, cancellations and increased competition, as well as the price erosion noted above. These factors have resulted in challenges to our AGS segment. Our traditional operations services have continued to erode as certain of our customers have sought what they view as more cost-effective solutions. We have been able to offset these impacts by focusing on new types of services such as professional services. Although these new types of services may have lower margins than our traditional services, we have been able to reduce our costs to minimize the impact on our operating income.

•

Foreign currency—Our revenues outside of the U.S. were 45%, 45% and 49% for the fiscal years ended September 30, 2010, 2009 and 2008, respectively. Any strengthening of the U.S. dollar against other currencies, particularly the Euro, will have a negative impact on our reported revenues and, to a lesser degree, on our profitability. Conversely, any weakening of the U.S. dollar will have a positive impact. Revenues for the fiscal year ended September 30, 2009 included an unfavorable impact of $204 million when compared to fiscal year ended September 30, 2008. Revenues for the fiscal year ended September 30, 2010 included a favorable impact of $39 million when compared to fiscal year ended September 30, 2009.

Continued Focus on Cost Structure

In connection with the Merger, Avaya’s management and board of directors developed various plans and initiatives designed to streamline the operations of the Company and generate cost savings, which include exiting facilities and involuntarily terminating employees or relocating positions to lower cost geographies. As a result, the Company recorded in purchase accounting approximately $251 million of liabilities associated with involuntary employee severance actions related to approximately 2,800 positions, of which 2,200 positions were located in the U.S. and 600 were located outside the U.S., predominantly in EMEA. In addition, we also recorded in purchase accounting $79 million of lease termination obligations, net of expected future sub-lease income, for the closing and consolidation of certain domestic and international office locations.

We partially realized the cost saving benefits during the period October 27, 2007 through September 30, 2008 and continued to realize the benefits in fiscal 2009 and 2010. The headcount reductions associated with this restructuring program were completed in fiscal 2010 and cash payments associated with the lease obligations are expected to continue through fiscal 2020.

As a result of the global economic downturn, we continue our focus on controlling costs. In December 2008, the Company announced that it would be initiating additional restructuring plans during fiscal 2009. These plans include shifting resources to low-cost geographies, the further consolidation of facilities, reductions in management and in back-office headcount of our sales organization, reduced headcount in our services business and consolidating certain other back-office functions and facilities. In addition, during fiscal 2009, we reached agreements with the various Works Councils in Europe to reduce our EMEA workforce. In fiscal 2009, the Company recognized $160 million of business restructuring charges, which were primarily associated with involuntary employee separation actions in Europe and the U.S. We realized the benefits of these actions during fiscal 2009.

During the first quarter of fiscal 2010, in response to the global economic climate and in anticipation of the acquisition of NES, the Company began implementing initiatives designed to streamline the operations of the Company and generate cost savings and developed initiatives to eliminate overlapping processes and expenses associated with that acquisition. During the remainder of fiscal 2010, the Company exited certain facilities and terminated or relocated certain employees. Restructuring charges recorded during fiscal 2010, net of adjustments to previous periods, were $171 million and include employee separation costs associated with involuntary employee severance actions primarily in EMEA and the U.S., as well as costs associated with closing and consolidating facilities. The headcount reductions and related payments identified in this action are expected to be completed in fiscal 2011. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities are expected to continue through fiscal 2017. As the Company continues to evaluate its cost structure, additional restructuring opportunities may be identified.

Debt Service Obligations

As a result of the Merger and the acquisition of NES, we have significantly higher debt service obligations. As of September 30, 2010, our indebtedness was $5,928 million, excluding capital lease obligations of $25 million. Our interest expense for the period October 27, 2007 through September 30, 2008 and for fiscal 2009 and 2010 was $377 million, $409 million and $487 million, respectively, and includes $17 million, $57 million and $105 million of non-cash interest expense, respectively. Our leverage requires that a substantial portion of our cash flows from operations be dedicated to the payment of principal and interest on our indebtedness.

We continually monitor our exposure to the risk of increased interest rates as portions of our borrowings under our credit facilities are at variable rates of interest. We use interest rate swap agreements to manage the amount of our floating rate debt to the extent we deem appropriate. At September 30, 2010 the outstanding notional amount of these swap agreements was $3.3 billion. Subsequent to September 30, 2010, we chose to let swap agreements with aggregated notional amounts of $1.3 billion expire pursuant to their terms. The remaining outstanding swap agreements with notional amounts aggregating $2.0 billion expire through August 2013.

For the periods May 1, 2009 through October 31, 2009 and November 1, 2009 through April 30, 2010, the Company has elected to pay interest in kind on its senior PIK toggle notes. As a result, payment in kind interest of $41 million and $43 million was added to the principal amount of the notes effective November 1, 2009 and May 1, 2010, respectively, and will be payable when the notes become due. On April 30, 2010, the Company delivered notice to its creditors that, with respect to the interest period of May 1, 2010 to October 31, 2010, the Company will make such payments in cash interest. On October 29, 2010, the Company delivered notice to its creditors that, with respect to the interest period of November 1, 2010 to April 30, 2011, the Company will make such payments in cash interest.

Strategic Uses of Cash and Cash Equivalents

As further discussed in “Liquidity and Capital Resources,” our cash and cash equivalents balance at September 30, 2010 was $579 million as compared with the balance at September 30, 2009, which was $567 million, representing an increase of $12 million. Cash and cash equivalents at September 30, 2009 does not include $100 million that had been placed in an interest bearing escrow account as a good faith deposit in connection with the acquisition of NES and classified as other non-current assets. This deposit was included in the funds used for the acquisition of NES on December 18, 2009. In addition, at September 30, 2010 and 2009 there is restricted cash of $28 million and $32 million, respectively, primarily securing a standby letter of credit related to a facility lease in Germany which is classified as other non-current assets and is not included in the cash and cash equivalents balance.

Deferred Tax Assets

Our deferred tax assets are primarily a result of deductible temporary differences related to pension, tax credit carryforwards, net operating loss (“NOL”) carryforwards, and other accruals which are available to reduce taxable income in future periods. As of September 30, 2010, the Company had tax-effected NOL carryforwards of $777 million, comprised of $523 million for U.S. federal, state and local taxes and $254 million for foreign taxes, primarily in Germany. U.S. federal and state NOL carryforwards expire through the year 2030, with the majority expiring in excess of 10 years. The majority of foreign NOL carryforwards (after-tax) have no expiration. Additionally, the Company has various other tax credit carryforwards totaling $77 million. Of this total, $28 million expire within five years, $17 million expire between five and 15 years and $32 million expire in excess of 15 years.

As a result of the Merger, a significant change in the ownership of the Company occurred which, pursuant to Section 382 of the U.S. Internal Revenue Code, will limit on an annual basis the Company’s ability to utilize its federal NOLs. The Company’s NOLs will continue to be available to offset taxable income (until such NOLs are either used or expire) subject to the Section 382 annual limitation. If the Section 382 annual limitation amount is not fully utilized in a particular tax year, then the unused portion from that particular tax year will be added to the Section 382 annual limitation in subsequent years.

In the period October 27, 2007 through September 30, 2008 and fiscal 2009, we recognized significant impairments of our intangible assets and goodwill which contributed to a significant book taxable loss in the U.S. We also incurred and expect to continue to incur significant interest expense related to our debt and amortization and depreciation expense associated with the step-up in basis of our assets in purchase accounting. As a result of continuing pre-tax losses incurred subsequent to the Merger, as of September 30, 2010, excluding the U.S. deferred tax liabilities on indefinite-lived intangible assets, our deferred tax assets exceed our deferred tax liabilities in the U.S. Further, as of September 30, 2010, we are in a three-year cumulative book taxable loss position in the U.S.

In assessing the realization of U.S. deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considered the scheduled reversal of U.S. deferred tax assets and liabilities, projected future U.S. taxable income, and certain distinct tax planning strategies in making this assessment. Based on this assessment in fiscal 2009 and 2010, the Company determined that it is more likely than not that the U.S. deferred tax assets to the extent they exceed the scheduled reversal of deferred tax liabilities will not be realized. Accordingly, we have provided a valuation allowance against our U.S. net deferred tax assets which has and will continue to adversely affect our effective income tax rate.

At September 30, 2010, the valuation allowance of $1,094 million is comprised of $786 million relating to U.S. deferred tax assets and $308 million relating to foreign deferred tax assets for which $180 million relates to our German operations. In fiscal 2010, the Company recorded an increase of $356 million to its valuation allowance. The increase in the valuation allowance is comprised of a $330 million charge included in the provision for income taxes.

Other Transactions

Adomo

On July 24, 2009, Avaya acquired all outstanding shares of Adomo, Inc. (“Adomo”) for $11 million, net of cash acquired. Adomo developed and held the rights to certain unified messaging solutions which Avaya intends to further develop and incorporate into future product lines. The purchase price was allocated to the net assets acquired based on their estimated fair values which included $12 million of IPRD), the fair value of which was determined using a royalty savings method. This technology is anticipated to benefit the Company when completed in fiscal 2011 after additional development and testing. At the time of acquisition, these technologies were in the development stages and did not meet the technological feasibility standard necessary for capitalization. In accordance with authoritative guidance on business combinations, these amounts were charged to the Consolidated Statements of Operations at the date of the acquisition. No goodwill was recognized in connection with this acquisition.

Results of Operations

Summary of the Fiscal Year Ended September 30, 2010 Compared with Fiscal Year Ended September 30, 2009

Revenue

Our revenue for fiscal 2010 and 2009 was $5,060 million and $4,150 million, respectively, an increase of $910 million or 22%. The following table sets forth a comparison of revenue by segment:

	Fiscal year ended September 30,
	2009	2010	Percent of Total Revenue		Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact
Dollars in millions			2009	2010
GCS	$1,944	$2,331	46%	46%	20%	19%
Purchase accounting adjustments	(16)	(7)	0%	0%	(1)	(1)
Data	—	282	0%	5%	(1)	(1)

Total product revenue	1,928	2,606	46%	51%	35%	34%

AGS	2,222	2,459	54%	49%	11%	10%
Purchase accounting adjustments	—	(5)	0%	0%	(1)	(1)

Total service revenue	2,222	2,454	54%	49%	10%	10%

Total revenue	$4,150	$5,060	100%	100%	22%	21%

(1)	Not meaningful

GCS revenue for fiscal 2010 and 2009 was $2,331 million and $1,944 million, respectively. GCS revenue increased $387 million or 20% primarily due to incremental revenue from the NES business and the favorable impact of foreign currency. The increase in GCS revenues was partially offset by lower sales volume of communications infrastructure partially attributable to global economic conditions and cautious spending by Avaya’s established customer base as Avaya’s product line was in transition during the first half of fiscal 2010. The acquisition of NES in fiscal 2010 resulted in an increase in the number of products under development and presented challenges in sales force and partner training and product positioning. We believe this resulted in lower comparable revenues during the first half of fiscal 2010 as many customers curtailed purchases and upgrades until we completed the integration of the Avaya and NES product portfolios. During the second half of fiscal 2010, we completed the integration of the Avaya and NES product lines as we continue to execute our new product roadmap and have launched a series of new products, including our new video portfolio.

Data revenue for fiscal 2010 was $282 million. Our data business was acquired as part of the acquisition of NES on December 18, 2009. The addition of the NES businesses has given Avaya a position within the global data networking industry, one in which Avaya had not previously participated.

AGS revenue for fiscal 2010 and 2009 was $2,459 million and $2,222 million, respectively. AGS revenue increased $237 million or 11% primarily due to incremental revenue from the NES business and the favorable impact of foreign currency. The increase in AGS revenues was partially offset by lower revenues due to customers reducing their spending by cancelling or reducing maintenance contract services in response to economic conditions. As we implemented the strategic decision to broaden our market coverage through the indirect channel, we incurred a loss of certain service agreements to channel partners. In addition, due to the decline in comparable product revenues, associated revenues for certain product support, implementation and professional services also declined.

The following table sets forth a comparison of revenue by location:

	Year ended September 30,
	2009	2010	Percent of Total Revenue		Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact
In millions			2009	2010
North America
U.S.	$2,276	$2,764	55%	55%	21%	21%
Canada	89	195	2%	4%	119%	109%

Total North America	2,365	2,959	57%	59%	25%	25%

Outside North America:
Germany	579	537	14%	10%	-7%	-8%
EMEA—Europe / Middle East / Africa (Excluding Germany)	613	846	15%	17%	38%	38%

Total EMEA	1,192	1,383	29%	27%	16%	16%
APAC—Asia Pacific	350	464	8%	9%	33%	29%
CALA—Central and Latin America	243	254	6%	5%	5%	0%

Total outside North America	1,785	2,101	43%	41%	18%	16%

Total revenue	$4,150	$5,060	100%	100%	22%	21%

Revenue in the U.S. for fiscal 2010 and 2009 was $2,764 million and $2,276 million, respectively. Revenue in the U.S. increased $488 million or 21% primarily due to incremental revenue from the NES business partially offset by a decline in services revenue due to customers cancelling or renegotiating maintenance contracts, a decrease in demand as a result of the global economy and cautious spending by our customers, as well as the curtailment of purchases and upgrades by many customers while the Company completed its consolidation of the NES and Avaya product lines. Revenue in EMEA for fiscal 2010 and 2009 was $1,383 million and $1,192 million, respectively. Revenue in EMEA increased $191 million or 16% primarily as a result of incremental revenue from the NES business and the impact of foreign currency. The increase was partially offset by decreases attributable to the exiting of lower-margin product and service offerings and weakness in the European economy. Excluding the impacts of the incremental revenue from the NES business and foreign currency, revenues in APAC increased slightly, while revenues in CALA decreased slightly.

The following table sets forth a comparison of revenue from sales of products by channel:

	Year ended September 30,
	2009	2010	Percent of Total Revenue		Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact
In millions			2009	2010
Direct	$905	$765	47%	29%	-15%	-17%
Indirect	1,023	1,841	53%	71%	80%	80%

Total sales of products	$1,928	$2,606	100%	100%	35%	34%

In fiscal 2009, we began to implement our strategic decision to expand our market coverage by investing more in the indirect channel. The percentage of product sales through the indirect channel increased by 18 percentage points to 71% in fiscal 2010 as compared to 53% in fiscal 2009. The increase was predominantly attributable to the incremental product sales from the NES business which, prior to the acquisition of NES, was substantially generated through the indirect channel. Excluding the impact of NES, the percentage of product sales through the indirect channel also increased for fiscal 2010 as compared to fiscal 2009. As a result of higher volume discounts, sales through the indirect channel generally generate lower margins than direct sales. Avaya’s use of the indirect channel lowers selling expenses and allows us to reach more end users.

Gross Margin

The following table sets forth a comparison of gross margin by segment:

	Fiscal year ended September 30,
	2009	2010	Percent of Revenue		Change
Dollars in millions			2009	2010
GCS margin	$1,071	$1,253	55.1%	53.8%	$182	17%
Data margin	—	117	(1)	41.5%	117	(1)
AGS margin	1,060	1,115	47.7%	45.3%	55	5%
Amortization of technology intangible assets and the impact of purchase accounting adjustments	(265)	(313)	(1)	(1)	(48)	(1)

Total gross margin	$1,866	$2,172	45.0%	42.9%	$306	16%

(1)	Not meaningful

Gross margin for fiscal 2010 and 2009 was $2,172 million and $1,866 million, respectively. Gross margin increased by $306 million or 16% primarily due to the incremental margin from the NES business and the favorable impact of foreign currency.

GCS gross margin for fiscal 2010 and 2009 was $1,253 million and $1,071 million, respectively. GCS gross margin increased $182 million or 17% primarily due to incremental margin provided by the NES business and the favorable impact of foreign currency. The increase in gross margin was partially offset by the decline in sales volume and pricing in the U.S. and EMEA. The GCS gross margin percentage decreased to 53.8% for fiscal 2010 from 55.1% for fiscal 2009. The decrease in gross margin percentage is primarily due to the lower gross margin percentage of the NES business.

Data gross margin for fiscal 2010 was $117 million with a gross margin percentage of 41.5%. We acquired our data business as part of the acquisition of NES on December 18, 2009.

AGS gross margin for fiscal 2010 and 2009 was $1,115 million and $1,060 million, respectively. AGS gross margin increased $55 million or 5% primarily due to incremental margin provided by the NES business and the favorable impact of foreign currency. The AGS gross margin percentage decreased to 45.3% for fiscal 2010 from 47.7% for fiscal 2009. The decrease in gross margin percentage is primarily due to the lower gross margin percentage of the NES business.

Total gross margin for fiscal 2010 and 2009 included the effect of certain acquisition adjustments including the amortization of acquired technology intangibles and the amortization of the inventory step-up related to the acquisition of NES and the Merger.

Operating expenses

	Fiscal year ended September 30,
	2009	2010	Percent of Revenue
Dollars in millions			2009	2010	Change
Selling, general and administrative	$1,272	$1,721	30.7%	34.0%	$449	35%
Research and development	309	407	7.4%	8.0%	98	32%
Amortization of intangible assets	207	218	5.0%	4.3%	11	5%
Impairment of long-lived assets	2	16	0.0%	0.3%	14	700%
Impairment of indefinite-lived intangible assets	60	—	1.4%	0.0%	(60)	-100%
Goodwill impairment	235	—	5.7%	0.0%	(235)	-100%
Restructuring charges, net	160	171	3.9%	3.4%	11	7%
In-process research and development charge	12	—	0.3%	0.0%	(12)	-100%
Acquisition-related costs	29	20	0.7%	0.4%	(9)	-31%

Total operating expenses	$2,286	$2,553	55.1%	50.4%	$267	12%

SG&A expenses for fiscal 2010 and 2009 were $1,721 million and $1,272 million, respectively, an increase of $449 million. The increase was due to incremental SG&A expenses arising as a result of operating the acquired NES business, as well as integration costs of $106 million for fiscal 2010 and an unfavorable foreign currency impact. Integration costs primarily represent third-party consulting fees and other administrative costs associated with consolidating and coordinating the operations of Avaya and NES. These costs were incurred in connection with, among other things, the on-boarding of NES personnel, developing compatible IT systems and internal processes and developing and implementing a strategic operating plan to help enable a smooth transition with minimal disruption to NES customers. Such costs also include fees paid to certain Nortel-controlled entities for logistics and other support functions being performed on a temporary basis according to a transition services agreement. These costs were partially offset by the continued benefit from cost savings initiatives.

R&D expenses for fiscal 2010 and 2009 were $407 million and $309 million, respectively, an increase of $98 million. The increase was due to incremental R&D expenses incurred by the NES business and an unfavorable foreign currency impact. The increase was partially offset by reductions resulting from continued focus on cost saving initiatives and the re-prioritization of projects.

Amortization of intangible assets for fiscal 2010 and 2009 was $218 million and $207 million, respectively. The increase was due to amortization related to intangible assets acquired in connection with the acquisition of NES.

Our acquisition of NES provided us with access to several proprietary technologies that previously were not available to Avaya. Some of these technologies, based on their functionality, overlap with our pre-existing technologies. In order to realize synergies and reduce our expenditures on research and development and marketing, the number of technologies Avaya supports is being reduced. As a result, we identified certain technologies associated with our products segment that are redundant to others which Avaya will no longer aggressively develop and market. The Company recorded an impairment charge of $16 million in the three months ended December 31, 2009 associated with these technologies. Because management continues to evaluate its new technology portfolio and related marketing plans, impairments to other technologies may be identified in future periods. During fiscal year 2009, we recognized an impairment loss of $2 million relating to capitalized software. Based on our analysis, we determined that this asset had no future use to the Company.

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

We performed step one of the impairment test of long-lived assets included in our reporting units and determined that the net book values of each of our reporting units were recoverable. We also tested our indefinite-lived intangible assets for impairment and determined that, as a result of the lower revenue projections and higher discount rates, the carrying values of our tradenames and trademarks exceeded their estimated fair values. Accordingly, we recorded an impairment charge of $60 million to reflect such intangible assets at their estimated fair values.

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

Upon classification of the AGC business, which represents a portion of certain GCS and AGS reporting units, as held for sale, the Company tested the goodwill remaining in the portion of the reporting units to be retained for impairment in accordance with the authoritative guidance. Based on this goodwill impairment test, the Company determined that the respective book values for these reporting units did not exceed their estimated fair values and that it was not necessary to record impairment charges. Excluding the AGC transaction, which requires that goodwill be tested for impairment, the Company determined that no events occurred or circumstances changed during fiscal 2010 that would indicate that the fair value of a reporting unit may be below its carrying amount.

At September 30, 2010 and 2009, the Company performed its annual test of recoverability of indefinite-lived intangible assets and its annual goodwill impairment test. The Company determined that the respective book values of the Company’s reporting units did not exceed their estimated fair values and therefore no impairment existed. However, if market conditions continue to deteriorate, or if we are unable to execute on our cost reduction efforts and other strategies, it may be necessary to record additional impairment charges in the future. See Note 5, “Goodwill,” and Note 6, “Intangible Assets,” to our audited consolidated financial statements included elsewhere in this document.

Restructuring charges, net for fiscal 2010 and 2009 were $171 million and $160 million, respectively, an increase of $11 million. During fiscal 2010, we continued our focus on controlling costs. In response to the global economic climate and in anticipation of the acquisition of NES, we began implementing additional initiatives designed to streamline our operations, generate cost savings and eliminate overlapping processes and expenses associated with the NES business. These initiatives include exiting facilities and reducing the workforce or relocating positions to lower cost geographies. Restructuring charges recorded during fiscal 2010 include employee separation costs primarily associated with involuntary employee severance actions in EMEA and the U.S. As the Company continues to evaluate its cost structure, additional restructuring opportunities may be identified.

As fully discussed in Note 4, “Business Combinations and Other Transactions,” to our consolidated financial statements, as a result of our acquisition of Adomo, the Company recognized IPRD charges in fiscal 2009 of $12 million. IPRD represents certain technologies expected to enhance the Company’s products when completed in future years and were recorded in purchase accounting of the acquisition of Adomo at their estimated fair values. At the time of the acquisition of Adomo, these technologies were in the initial development stages and did not meet the technological feasibility standard necessary for capitalization. Accordingly, these amounts were charged to the Consolidated Statement of Operations at the date of acquisition.

Acquisition-related costs for fiscal 2010 and 2009 were $20 million and $29 million, and include legal and other costs related to the acquisition of NES.

Operating Loss

Operating loss for fiscal 2010 was $381 million compared to $420 million for fiscal 2009.

For the period December 19, 2009 through September 30, 2010, results include the impact of the unfavorable operating results from the acquisition of NES, which includes the effect of certain acquisition adjustments and the amortization of acquired technology and customer intangibles. In addition, we incurred integration costs (included in SG&A) of $106 million, restructuring charges that were $11 million higher for fiscal 2010 as compared to fiscal 2009 and an impairment of $16 million to our long-lived assets, as described above. For fiscal 2009, results included the impact of the impairment of goodwill and indefinite-lived intangible assets of $235 million and $60 million, respectively,

Interest Expense

Interest expense for fiscal 2010 and 2009 was $487 million and $409 million, which includes non-cash interest expense of $105 million and $57 million, respectively. Non-cash interest expense for fiscal 2010 includes (1) amortization of debt issuance costs, (2) accretion of debt discount attributable to our incremental term B-2 loans issued in connection with the Acquisition and (3) paid-in-kind (“PIK”) interest for the period of October 1, 2009 through April 30, 2010 which we elected to finance through our senior unsecured PIK toggle notes. Non-cash interest expense for fiscal 2009 represents (1) amortization of debt issuance costs and (2) PIK interest for the period of May 1, 2009 through September 30, 2009 which we elected to finance through our senior unsecured PIK toggle notes.

Cash interest expense for fiscal 2010 increased as a result of cash interest expense associated with our incremental term B-2 loans issued in connection with the acquisition of NES. This increase was partially offset by decreased cash interest expense as a result of lower interest rates combined with the expiration of certain interest rate swap contracts associated with our term B-1 loans under our senior secured credit facility issued in connection with the Merger, combined with the fact that the Company elected to pay in kind interest on our senior unsecured PIK toggles notes for a longer period during 2010.

Other Income, Net

Other income, net for fiscal 2010 was $15 million as compared to $14 million for fiscal 2009. This primarily represents a net foreign currency transaction loss of $1 million for fiscal 2010 as compared to a net gain of $8 million for fiscal 2009 and interest income of $5 million and $6 million for fiscal 2010 and 2009, respectively. The decrease in net foreign currency transaction gains and losses is consistent with the weakening of the U.S. dollar during fiscal 2010 and its negative impact on certain foreign currency hedges. The decrease in interest income for fiscal 2010 is due to a decrease in interest rates earned on cash balances compared to fiscal 2009. Also included in fiscal 2010 is a $7 million gain on our divestiture of AGC.

Provision for Income Taxes

The provision for income taxes was $18 million and $30 million for fiscal 2010 and 2009, respectively. The effective tax rate for fiscal 2010 and 2009 was 2.1% and 3.7%, respectively. The rates differ from the U.S. Federal tax rate primarily due to the effect of taxable income in non-U.S. jurisdictions and due to the valuation allowance established against our U.S. deferred tax assets.

Summary of the Fiscal Year Ended September 30, 2009 Compared with Fiscal Year Ended September 30, 2008 Combined Results

Revenue

Our revenue for fiscal 2009 and 2008 was $4,150 million and $5,169 million, respectively, a decrease of $1,019 million or 20%. The following table sets forth a comparison of revenue by segment:

	Fiscal year ended September 30,
	Combined Results 2008	2009	Percent of Total Revenue		Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact
Dollars in millions			Combined Results 2008	2009
GCS	$2,742	$1,944	53%	46%	-29%	-26%
Purchase accounting adjustments	(43)	(16)	-1%	0%	(1)	(1)

Total product revenue	2,699	1,928	52%	46%	-29%	-25%
AGS	2,470	2,222	48%	54%	-10%	-6%

Total revenue	$5,169	$4,150	100%	100%	-20%	-16%

(1)	Not meaningful

GCS revenue for fiscal 2009 and 2008 was $1,944 million and $2,742 million, respectively, a decrease of $798 million or 29%. The decline was primarily due to decreases in product sales volume and pricing as a result of general weaknesses in the global economy, as well as an unfavorable foreign currency impact.

In response to the weakening global economy, many of our customers have elected to defer or reduce their capital spending. Customer headcount reductions and postponed upgrades to communication systems led to lower demand for our products in fiscal 2009 and had a negative impact on sales volume and our unit pricing. The implementation of the Company’s strategic decision to grow its sales of products through the indirect channel also negatively affected unit pricing as sales through this channel typically come at higher discounts. The effect of these factors has been realized across all product lines, in particular unified communications infrastructure, which includes telephony products such as gateways and servers, IP and TDM sets and communication manager licenses, as well as product lines supporting the Company’s contact center solutions and integrated office communications units.

AGS revenue for fiscal 2009 and 2008 was $2,222 million and $2,470 million, respectively, a decrease of $248 million or 10%. The decline was primarily due to an unfavorable foreign currency impact, the result of exiting low-margin contracts, as well as the effect of general weaknesses in the global economy reducing customer spending.

In the second half of fiscal 2008, the Company began to implement its strategy to divest itself of its lower-margin service offerings and certain low-margin contracts, primarily located in EMEA. In 2008, the Company successfully negotiated the settlement of one large low-margin service contract and since that time has elected not to renew other such contracts as they expire. These strategic moves to exit the low-margin service business account for $72 million of the decrease in fiscal 2009 revenues. Additional decreases in revenues are attributable to the weak global economy as decreases in product sales volumes led to lower implementation service revenues and customers looked for ways to cut maintenance costs through the termination or reduction of certain service contracts and by reducing their reliance on managed and professional services.

The following table sets forth a comparison of revenue by location:

In millions	Year ended September 30,				Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact
	Combined Results 2008	2009	Percent of Total Revenue
			Combined Results 2008	2009
North America
U.S.	$2,655	$2,276	51%	55%	-14%	-14%
Canada	110	89	2%	2%	-19%	-7%

Total North America	2,765	2,365	53%	57%	-14%	-14%
Outside North America:
Germany	757	579	15%	14%	-24%	-15%
EMEA—Europe / Middle East / Africa (Excluding Germany)	886	613	17%	15%	-31%	-22%

Total EMEA	1,643	1,192	32%	29%	-27%	-19%
APAC—Asia Pacific	488	350	10%	8%	-28%	-23%
CALA—Central and Latin America	273	243	5%	6%	-11%	-3%

Total outside North America	2,404	1,785	47%	43%	-26%	-18%

Total revenue	$5,169	$4,150	100%	100%	-20%	-16%

Revenue in the U.S. for fiscal 2009 and 2008 was $2,276 million and $2,655 million, respectively, a decrease of $379 million or 14%. The decline was primarily due to decreases in products sales volume and pricing as a result of general weaknesses in the global economy, as well as lower services revenues directly relating to the decreases in product revenue volumes. Revenue in EMEA for fiscal 2009 and 2008 was $1,192 million and $1,643 million, respectively, a decrease of $451 million or 27%. Excluding the impact of foreign currency, EMEA revenues declined 19% as a result of lower product sales due to the effects of the weakening economy on sales volumes and pricing pressures, as well as the termination of a large, low-margin contract and exiting from other lower-margin service offerings. The decreases in APAC and CALA revenue were due primarily to product revenue decreases as a result of the slowdown in growth in both of those regions.

The following table sets forth a comparison of revenue from sales of products by channel:

In millions	Year ended September 30,				Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact
	Combined Results 2008	2009	Percent of Total Revenue
			Combined Results 2008	2009
Direct	$1,315	$905	49%	47%	-31%	-28%
Indirect	1,384	1,023	51%	53%	-26%	-23%

Total sales of products	$2,699	$1,928	100%	100%	-29%	-25%

In fiscal 2009, the Company began to implement its strategic decision to grow its sales of products through the indirect channel, resulting in a change in the mix of product sales by two percentage points.

Gross Margin

The following table sets forth a comparison of gross margin by segment:

Dollars in millions	Fiscal year ended September 30,
	Combined Results 2008	2009	Percent of Revenue		Change
			Combined Results 2008	2009
GCS margin	$1,522	$1,071	55.5%	55.1%	$(451)	-30%
AGS margin	960	1,060	38.9%	47.7%	100	10%
Amortization of technology intangible assets and the impact of purchase accounting adjustments	(360)	(265)	(1)	(1)	95	(1)

Total gross margin	$2,122	$1,866	41.1%	45.0%	$(256)	-12%

(1)	Not meaningful

Fiscal 2009 and 2008 gross margin was $1,866 million and $2,122 million, respectively, a decrease of $256 million or 12%.

GCS gross margin for fiscal 2009 and 2008 was $1,071 million and $1,522 million, respectively, a decrease of $451 million or 30%. The decrease in gross margin was primarily due to the decline in sales volume and pricing in the U.S. and EMEA, as well as an unfavorable foreign currency impact. The gross margin rate was flat, as reductions in costs, including the impact of lower costs resulting from the reduced payout in connection with our annual incentive award program, were offset by decreases in sales volume which minimized the leverage of our fixed costs.

AGS gross margin for fiscal 2009 and 2008 was $1,060 million and $960 million, respectively, an increase of $100 million or 10%. The increase in gross margin and gross margin rate was due to improved efficiencies and savings achieved as a result of cost savings initiatives including downsizing of the services work force and transitioning resources to low-cost geographies, partially offset by an unfavorable foreign currency impact. The gross margin rate was also affected by the termination of a contract with a large, lower-margin customer, as well as exiting other lower-margin service offerings, as discussed earlier.

Total gross margin for fiscal 2009 included $248 million of amortization of technology-related intangible assets, as well as the impact of other purchase accounting adjustments related to the Merger. Total gross margin for fiscal 2008 included $232 million of amortization of technology-related intangible assets and the impact of $182 million related to fair value adjustments to inventory recorded in connection with the Merger, partially offset by the impact of other purchase accounting adjustments.

Operating expenses

Dollars in millions	Fiscal year ended September 30,
	Combined Results 2008	2009	Percent of Revenue		Change
			Combined Results 2008	2009
Selling, general and administrative	$1,567	$1,272	30.3%	30.7%	$(295)	-19%
Research and development	405	309	7.8%	7.4%	(96)	-24%
Amortization of intangible assets	191	207	3.7%	5.0%	16	8%
Impairment of long-lived assets	10	2	0.2%	0.0%	(8)	-80%
Impairment of indefinite-lived intangible assets	130	60	2.5%	1.4%	(70)	-54%
Goodwill impairment	899	235	17.4%	5.7%	(664)	-74%
Restructuring charges, net	1	160	0.0%	3.9%	159	15900%
In-process research and development charge	112	12	2.2%	0.3%	(100)	-89%
Acquisition-related costs	—	29	0.0%	0.7%	29	—
Merger-related costs	58	—	1.1%	0.0%	(58)	-100%

Total operating expenses	$3,373	$2,286	65.2%	55.1%	$(1,087)	-32%

In connection with the Merger, Avaya’s management and board of directors developed various plans and initiatives designed to streamline the operations of the Company and generate cost savings, which included exiting facilities and reducing the workforce or relocating positions to lower cost geographies. We partially realized the cost saving benefits of these initiatives during the period October 27, 2007 through September 30, 2008 and continued to realize the benefits in fiscal 2009. As a result of the global economic downturn, we continued our focus on controlling costs. In December 2008, the Company announced that it would be initiating additional restructuring plans during fiscal 2009. These plans included additional headcount reductions, shifting resources to low-cost geographies and the further consolidation of facilities. These plans also included reductions in management and in back-office headcount of our sales organization, reduced headcount in our services business, and consolidating certain other back-office functions and facilities. In addition, during fiscal 2009, we reached agreements with the various Works Councils in Europe to reduce our EMEA workforce. We partially realized the benefits of these actions during fiscal 2009.

SG&A expenses for fiscal 2009 and 2008 were $1,272 million and $1,567 million, respectively, a decrease of $295 million. The decrease is primarily due to cost saving initiatives implemented in fiscal 2008 that continued in fiscal 2009, as described above, as well as lower costs resulting from the reduced payout in connection with our annual incentive award program and a favorable foreign currency impact.

R&D expenses for fiscal 2009 and 2008 were $309 million and $405 million, respectively, a decrease of $96 million. The decrease is primarily due to cost saving initiatives implemented in fiscal 2008 that continued in fiscal 2009, as described above, as well as the re-prioritization of projects, the impact of lower costs resulting from the reduced payout in connection with our annual incentive award program and a favorable foreign currency impact. The restructuring plans described above provided for the net reduction of 260 R&D positions, primarily in high-cost geographies, and the consolidation of four research facilities located in the U.S. and EMEA.

Amortization of intangible assets for fiscal 2009 and 2008 was $207 million and $191 million, respectively. The increase of $16 million is attributable to the amortization expense associated with significant intangible asset values recorded in connection with the Merger for the full twelve months ended September 30, 2009 as compared to the successor period of October 27, 2007 through September 30, 2008.

During fiscal year 2009, we recognized an impairment loss of $2 million relating to capitalized software. During fiscal 2008, we recognized an impairment loss of $10 million relating to internal-use software. Based on our analysis, we determined that these assets had no future use to the Company.

During fiscal years 2009 and 2008, we recognized impairment losses associated with our indefinite-lived intangible assets of $60 million and $130 million, respectively, and goodwill impairment of $235 million and $899 million, respectively.

During the three months ended March 31, 2009, the global economic downturn experienced during 2008 continued and negatively affected most of our markets beyond the Company’s expectations utilized in its annual testing of goodwill at September 30, 2008. Several of the Company’s customers and competitors had reduced their financial outlooks or disclosed that they were experiencing very challenging market conditions with little visibility of a rebound. As a result we had seen indications that enterprises were not willing to spend on enterprise communications technology, and the rate of revenue growth we experienced in previous years was not expected to resume in the near term. Our product revenues for the six months ended March 31, 2009 were down 25% when compared to the same period of the prior year. Cutbacks in spending, access to credit, employment variability, corporate profit growth, interest rates, energy prices, and other factors in specific markets were expected to further impact corporate willingness to spend on communications technology in the near term. In March 2009, in response to these adverse business indicators and the rapidly declining revenue trends experienced during the second quarter of our 2009 fiscal year, the Company reduced its near-term and long-term revenue projections. As a result of the deteriorating business climate during the second quarter of fiscal 2009, we determined that our long-lived assets and goodwill should be tested for potential impairment.

We performed step one of the impairment test of long-lived assets included in our reporting units and determined that the net book values of each of our reporting units were recoverable. We also tested our indefinite-lived intangible assets for impairment and determined that, as a result of the lower revenue projections and higher discount rates, the carrying values of our tradenames and trademarks exceeded their estimated fair values. Accordingly, we recorded an impairment charge of $60 million to reflect such intangible assets at their estimated fair values.

We also performed an analysis of goodwill for impairment. Based on our performance of step one of the goodwill impairment test, we determined that the net book value of two of our GCS reporting units exceeded their estimated fair values. Based on the second step of the goodwill impairment test, we determined that the book value of goodwill of one of the two reporting units exceeded its implied fair value. Accordingly, we wrote down the goodwill balance by $235 million as of March 31, 2009 in order to state the goodwill balance of the reporting unit at its implied fair value. The reduced valuation of the affected reporting unit reflects the additional market risks, higher discount rates and the lower sales forecasts for the Company’s GCS product lines consistent with economic trends at that time.

At September 30, 2008, the Company performed its annual test of recoverability of indefinite-lived intangible assets and recognized an impairment charge of $130 million. The Company also performed its annual goodwill impairment test and recorded an impairment charge of $899 million associated with the goodwill allocated to the GCS segment. These impairment charges are consistent with the decrease in product revenues in fiscal 2008 compared to the prior year and the additional market risks and higher discount rates resulting from the economic downturns.

At September 30, 2009, the Company performed its annual test of recoverability of indefinite-lived intangible assets and its annual goodwill impairment test. The Company determined that the respective book values of the Company’s reporting units did not exceed their estimated fair values and therefore no impairment existed.

Restructuring charges, net for fiscal 2009 and 2008 were $160 million and $1 million, respectively. As described above, the restructuring plan initiated in connection with the Merger was designed to streamline the operations of the Company and generate cost savings by exiting facilities, reducing the workforce or relocating positions to lower cost geographies. As a result of the Merger, a $330 million liability was established in purchase accounting for employee separation costs and lease obligations, which includes $67 million of future spending associated with the restructuring programs implemented in prior years. The restructuring actions taken during fiscal 2008 were charged against this liability and did not impact the Consolidated Statement of Operations. In December 2008, the Company announced that it would be initiating additional restructuring plans during fiscal 2009. These plans include additional headcount reductions, shifting resources to low-cost geographies and the further consolidation of facilities. As a result of the implementation of the fiscal 2009 restructuring plan, we incurred $160 million of restructuring charges primarily related to the employee separation actions in Europe and the U.S.

As fully discussed in Note 4, “Business Combinations and Other Transactions,” to our audited consolidated financial statements as of and for the fiscal year ended September 30, 2009, as a result of our acquisition of Adomo and the Merger, the Company recognized IPRD charges in fiscal 2009 and 2008 of $12 million and $112 million, respectively. IPRD represents certain technologies expected to enhance the Company’s products when completed in future years and were recorded in purchase accounting in connection with the acquisition of Adomo and the Merger at their estimated fair values. At the time of the acquisition of Adomo and the Merger, these technologies were in the initial development stages and did not meet the technological feasibility standard necessary for capitalization. Accordingly, these amounts were charged to the Consolidated Statement of Operations at the date of acquisition and completion of the Merger.

Acquisition-related costs for fiscal 2009 were $29 million. Acquisition-related costs include legal and other costs related to the acquisition of NES. No acquisition-related costs were incurred during fiscal 2008.

Merger-related costs for fiscal 2008 were $58 million. In addition to investment banking, legal, and other third-party costs, Merger-related costs also include $6 million of non-cash stock compensation resulting from the accelerated vesting of stock options and restricted stock units in connection with the Merger. No Merger-related costs were incurred during fiscal 2009.

Operating Loss

Our operating loss for fiscal 2009 and 2008 was $420 million and $1,251 million, respectively, a decrease of $831 million. The decrease in our operating loss reflects the decreases in costs and expenses in fiscal 2009, particularly to SG&A and R&D expenses due to the benefits of our cost savings initiatives. These savings initiatives include reductions in discretionary spending, reductions in headcount, the transition of resources to low-cost geographies, the consolidation of facilities and the result of lower costs resulting from the reduced payout in connection with our annual incentive award program. Our lower operating loss is also the result of lower impairment charges in fiscal 2009 associated with indefinite-lived assets and goodwill. In fiscal 2008, the charges were $734 million higher as the Company began to recognize the effect the deteriorating economy had on these assets. In addition, our results were affected by certain charges in fiscal 2008 directly related to the Merger and purchase accounting which were not repeated in 2009. For fiscal 2008, our operating loss included $58 million of Merger-related costs and the net $561 million impact arising as a result of the fair value adjustments recorded in purchase accounting in connection with the Merger, including the $112 million IPRD charge. These decreases in operating loss were partially offset by a decrease in product sales volume during fiscal 2009 and restructuring charges related to our fiscal 2009 restructuring plan of $160 million.

Interest Expense

Interest expense for fiscal 2009 and 2008 was $409 million and $377 million, respectively. Interest expense for both periods primarily relates to interest associated with our debt issued in connection with the Merger, including amortization of debt issuance costs. The increase of $32 million is attributable to the debt incurred in connection with the Merger for the full twelve months ended September 30, 2009 as compared to the successor period of October 27, 2007 through September 30, 2008, and the amortization of deferred financing costs incurred in October 2008 associated with the exchange notes as discussed more fully in Note 9, “Financing Arrangements,” to our audited consolidated financial statements as of and for the fiscal year ended September 30, 2009.

Other Income, Net

Other income, net for fiscal 2009 and 2008 was $14 million and $27 million, respectively. This primarily represents interest income of $6 million and $24 million and net foreign currency transaction gains of $8 million and $14 million for fiscal 2009 and 2008, respectively. The decrease in interest income for fiscal 2009 is due to a decrease in interest rates earned on cash balances compared to fiscal 2008. The increase in foreign currency gains is consistent with the improved strength in the U.S. dollar during fiscal 2009, resulting in foreign currency transaction gains on unhedged U.S. denominated transactions entered into by certain of our non-U.S. subsidiaries.

Provision for (Benefit from) Income Taxes

The provision for income taxes for fiscal 2009 was $30 million as compared to a benefit from income taxes of $207 million for fiscal 2008.

The effective tax rate for fiscal 2009 was 3.7% and differs from the U.S. Federal tax rate primarily due to the valuation allowance established against the Company’s U.S. deferred tax assets and the non-deductible portion of impairment charges associated with goodwill.

Prior to fiscal 2009, the Company’s U.S. deferred tax liabilities exceeded its deferred tax assets and therefore a valuation allowance against its U.S. deferred tax assets was unnecessary. In fiscal 2009, due to the existence of cumulative book losses in the U.S. and future expected book losses, the Company concluded that a valuation allowance was necessary against its U.S. deferred tax assets to the extent they exceed the scheduled reversal of deferred tax liabilities as of September 30, 2009. During fiscal 2009, the Company’s deferred tax assets exceeded the deferred tax liabilities and as a result, the Company only recognized a minimal tax benefit relating to its U.S. pre-tax losses for fiscal 2009 offset by tax provisions associated with earnings in certain profitable non-U.S. tax jurisdictions for the period.

The effective benefit rate for fiscal 2008 was 13% and differs from the U.S. federal statutory rate of 35% primarily due to the non-deductible portion of impairment charges associated with goodwill and non-deductibility of the $112 million IPRD charge.

Liquidity and Capital Resources

Our existing cash balance generated by operations and borrowings available under our credit facilities are our primary sources of short-term liquidity. Based on our current level of operations, we believe these sources will be adequate to meet our liquidity needs for the next several years. As part of our analysis, we have assessed the implications of the recent financial events on our current business and determined that these market conditions have not resulted in an inability to meet our obligations as they come due in the ordinary course of business and have not had a significant impact on our liquidity as of September 30, 2010. However, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facilities in an amount sufficient to enable us to repay our indebtedness, including the notes, or to fund our other liquidity needs.

Our cash and cash equivalents balance at September 30, 2010 and 2009 was $579 million and $567 million, respectively, an increase of $12 million. Cash and cash equivalents at September 30, 2009 does not include $100 million that had been placed in an interest bearing escrow account as a good faith deposit in connection with the acquisition of NES and classified as other non-current assets. This deposit was included in the funds used for the Acquisition on December 18, 2009. In addition, at September 30, 2010 and 2009 there is restricted cash of $28 million and $32 million, respectively, primarily securing a standby letter of credit related to a facility lease in Germany which is classified as other non-current assets and is not included in the cash and cash equivalents balance.

Sources and Uses of Cash

The following table provides the condensed statements of cash flows for the periods indicated:

	Year ended September 30,
In millions	(1) Combined 2008	2009	2010
Net cash provided by (used for):
Net loss	$(1,394)	$(845)	$(871)
Adjustments to net loss for non-cash items	1,690	1,138	1,031
Changes in operating assets and liabilities	140	(51)	(118)

Operating activities	436	242	42
Investing activities	(8,652)	(155)	(864)
Financing activities	7,535	(101)	853
Effect of exchange rate changes on cash and cash equivalents	(10)	2	(19)

Net increase in cash and cash equivalents	(691)	(12)	12
Cash and cash equivalents at beginning of year	1,270	579	567

Cash and cash equivalents at end of period	$579	$567	$579

(1)	Our combined results for the fiscal year ended September 30, 2008 represent the sum of the amounts for the Predecessor period from October 1, 2007 through October 26, 2007 and for the Successor period from October 27, 2007 through September 30, 2008. This combination does not comply with GAAP, but is presented because we believe it enables a meaningful comparison of our results.

Operating Activities

Cash provided by operating activities for fiscal 2010 was $42 million as compared to $242 million for fiscal 2009. In fiscal 2010, our net loss adjusted for non-cash items provided positive cash flows of $160 million and was offset by changes in operating assets and liabilities of ($118) million. In fiscal 2009, our net loss adjusted for non-cash items provided positive cash flows of $293 million and was offset by changes in operating assets and liabilities of ($51) million. The change in net loss adjusted for non-cash items for fiscal 2010 as compared to fiscal 2009 was due to the lower cash operating earnings partially offset by the effects of the incremental NES business and lower cash interest expense for the period. In fiscal 2008, our net loss adjusted for non-cash items provided positive cash flows of $296 million and changes in operating assets and liabilities of $140 million. The change in net loss adjusted for non-cash items for fiscal 2009 as compared to fiscal 2008 was primarily due to lower sales volume in fiscal 2009.

The change in operating assets and liabilities of ($118) million in fiscal 2010 was due to increases in accounts receivable and deferred costs offset by the increase in accounts payable associated with the acquired NES business and payments made in connection with our restructuring activities. The acquisition of NES included only a limited amount of working capital. As a result, the increases in accounts receivable and accounts payable were expected. The increase in deferred costs is associated with certain projects of Avaya Government Solutions Inc. (formerly Nortel Government Solutions Incorporated) that began in January 2010.

The change in operating assets and liabilities of ($51) million in fiscal 2009 was primarily due to payments associated with our employee incentive programs in the first quarter of 2009, the payments made in connection with our restructuring activities and a reduction in our accounts payable balance. These reductions were offset by continued improvements in the collection of accounts receivable and reduction in inventories.

The change in operating assets and liabilities of $140 million in fiscal 2008 was primarily due to improvements in the collection of accounts receivable and reduction in inventories. These improvements were partially offset by the payments associated with our employee incentive programs in the first quarter of 2008 and the payments made in connection with our restructuring activities.

Investing Activities

Cash used for investing activities was $864 million and $155 million for fiscal 2010 and 2009, respectively. The primary use of cash in fiscal 2010 was related to payments in connection with the acquisition of NES of $800 million (net of cash acquired of $38 million and the application of the $100 million good-faith deposit made in fiscal 2009). In addition, during fiscal 2010 we used cash for capital expenditures and capitalized software development costs of $79 million and $43 million, respectively. Cash used for investing activities during fiscal 2010 was partially offset by $18 million of proceeds from the liquidation of auction rate securities acquired in connection with the acquisition of NES and the $32 million of proceeds received from the divestiture of our 59.13% ownership in AGC (net of cash sold of $13 million). In fiscal 2009, investing activities included cash used for capital expenditures and capitalized software development costs of $76 million and $43 million, respectively, and the $100 million good-faith deposit made in connection with the purchase of NES. These payments were partially offset by $98 million related to the liquidation of short-term securities managed by The Reserve that were classified as other current assets at the beginning of the period.

Cash used for investing activities was $155 million and $8,652 million for fiscal 2009 and 2008, respectively. The primary use of cash in fiscal 2008 was related to cash payments in connection with the Merger of $8,356 million. In addition, during that period we used cash for capital expenditures and capitalized software development costs of $128 million and $81 million, respectively, and $98 million related to the reclassification of short-term securities held by The Reserve (an investment management firm) from cash and cash equivalents to other current assets because of temporary SEC restrictions that were placed on such securities’ liquidation.

Financing Activities

Net cash provided by financing activities was $853 million for fiscal 2010, as compared to net cash used for financing activities of $101 million for fiscal 2009. Financing activities for fiscal 2010 included net proceeds of $783 million from the issuance of incremental term B-2 loans with detachable warrants to purchase 61.5 million shares of Parent’s common stock and a capital contribution to Avaya from Parent in the amount of $125 million. This was partially offset by $48 million in debt payments and debt issuance costs of $5 million. Financing activities for fiscal 2009 included $72 million for debt payments, including a $34 million principal payment required by our debt agreements as a result of generating excess cash flows from operations, as defined in the debt agreements. In addition, $29 million of cash was used in fiscal 2009 for costs incurred in connection with the conversion of the loans under the Company’s senior unsecured credit facility into the outstanding notes.

Net cash used for financing activities was $101 million for fiscal 2009, as compared to net cash provided by financing activities of $7,535 million for fiscal 2008. Financing activities for fiscal 2008 included proceeds of $5,250 million of debt incurred in connection with the Merger and $2,436 million of equity contributions, partially offset by $131 million and $31 million of cash used for debt issuance costs and debt payments, respectively.

Contractual Obligations and Sources of Liquidity

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2010:

	Payments due by period
In millions	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations (1)	$25	$2	$4	$6	$13
Operating lease obligations (2)	498	116	146	91	145
Purchase obligations with contract manufacturers and suppliers (3)	103	103	—	—	—
Other purchase obligations (4)	113	65	40	8	—
Senior secured term B-1 loans (5)	3,662	38	76	3,548	—
Senior secured incremental term B-2 loans (5)	990	10	20	960	—
9.75% senior unsecured notes due 2015 (6)	700	—	—	—	700
10.125%/10.875% senior PIK toggle unsecured notes due 2015 (6)	834	—	—	15	819
Interest payments due on long-term debt (7)	1,934	418	805	635	76
Pension benefit obligations (8)	150	150	—	—	—

Total	$9,009	$902	$1,091	$5,263	$1,753

(1)	The payments due for capital lease obligations do not include future payments for interest.
(2)	Contractual obligations for operating leases include $63 million of future minimum lease payments that have been accrued for in accordance with GAAP pertaining to restructuring and exit activities.
(3)	We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and to help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to produce and procure inventory based upon forecasted requirements provided by us. If we do not meet these specified purchase commitments, we could be required to purchase the inventory. See Note 17, “Commitments and Contingencies—Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements—Purchase Commitments and Termination Fees,” to our audited consolidated financial statements.
(4)	Other purchase obligations represent an estimate of contractual obligations in the ordinary course of business, other than commitments with contract manufacturers and suppliers, for which we have not received the goods or services as of September 30, 2010. Although contractual obligations are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.
(5)	The contractual cash obligations for the senior secured credit facility represent the minimum principal payments owed per year. The contractual cash obligations do not reflect contingent mandatory annual principal repayments that may be required to be made upon us achieving certain excess cash flow targets, as defined in our senior secured credit facility.
(6)	The contractual cash obligations for the 9.75% senior unsecured notes due 2015 and 10.125%/10.875% senior PIK toggle unsecured notes due 2015 (see Note 9, “Financing Arrangements,” to our audited consolidated financial statements) represent principal payments only.
(7)	The contractual cash obligations for interest payments represent the related interest payments on long-term debt and the contractual obligations associated with the related interest rate swaps which hedge approximately 70% of the floating rate interest risk associated with the senior secured credit facility. The interest payments for the senior secured term B-1 loans and senior secured incremental term B-2 loans were calculated by applying an applicable margin to a projected 3-month LIBOR rate, subject to a 3.0% floor for the senior secured incremental term B-2 loans. The interest payments were calculated using a 9.75% and 10.125% rate for the cash-pay notes and PIK toggle notes, respectively.
(8)	The Company sponsors non-contributory defined pension, postretirement and postemployment plans covering certain employees and retirees. The Company’s general funding policy with respect to qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations, or to directly pay benefits where appropriate. Most postretirement medical benefits are not pre-funded. Consequently, the Company makes payments as these retiree medical benefits are disbursed.

Additionally, as of September 30, 2010, the Company had gross unrecognized tax benefits of $185 million. Also, included in non-current liabilities is $7 million relating to audits by state and local and foreign taxing authorities for the periods prior to the Company’s separation from Alcatel-Lucent pursuant to the Company’s Tax Sharing Agreement with Lucent (predecessor to Alcatel-Lucent). Further, an additional $28 million for gross interest and penalties relating to these amounts had been classified as non-current liabilities. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.

Our primary future cash requirements will be to fund working capital, debt service, capital expenditures, restructuring payments and benefit obligations. In addition, we may use cash in the future to make strategic acquisitions.

In addition to our working capital requirements, we expect our primary cash requirements for fiscal 2011 to be as follows:

•

Debt service—We expect to make payments of approximately $466 million during fiscal 2011 for principal and interest associated with long-term debt. We do not foresee the need to repatriate earnings of foreign subsidiaries in order to make our scheduled debt payments.

•	Capital expenditures—We expect to spend approximately $129 million for capital expenditures and capitalized software development costs during fiscal 2011.

•

Restructuring payments—We expect to make payments of approximately $116 million during fiscal 2011 for employee separation costs and lease termination obligations associated with restructuring actions we have taken through September 30, 2010.

•

Benefit obligations—For fiscal 2011, we estimate we will make payments for certain U.S. and non-U.S. pension benefits that are not pre-funded totaling $7 million, a $72 million contribution to satisfy the minimum statutory pension funding requirements in the U.S. and contributions totaling $24 million for non-U.S. plans. We also estimate that we will make payments totaling $61 million for retiree medical benefits that are not pre-funded during fiscal 2011.

•

Transition service agreement (“TSA”) payments and integration costs—We expect to make payments of approximately $128 million during fiscal 2011 for payments under the TSA and integration costs associated with the acquisition of NES.

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

We and a syndicate of lenders are currently party to two revolving credit facilities providing for up to $535 million of borrowings in the aggregate (see Note 9, “Financing Arrangements,” to our audited consolidated financial statements), each of which matures on October 26, 2013.

If we do not generate sufficient cash from operations, face unanticipated cash needs such as the need to fund significant strategic acquisitions or do not otherwise have sufficient cash and cash equivalents, we may need to incur additional debt or issue equity. In order to meet our cash needs we may, from time to time, borrow under our credit facilities or issue long-term or short-term debt or equity, if the market and our credit facilities and the indenture governing our senior unsecured notes permit us to do so. Furthermore, if we acquire a business in the future that has existing debt, our debt service requirements may increase. We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure. If market conditions are favorable, we may refinance our existing debt.

Based on past performance and current expectations, we believe that our existing cash and cash equivalents of $579 million as of September 30, 2010 and future cash provided by operating activities will be sufficient to meet our future cash requirements described above. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Uncertainties Regarding Our Liquidity

We believe the following uncertainties exist regarding our liquidity:

•

Revenues—Our ability to generate net cash from operating activities has been a primary source of our liquidity. If our revenues and margins were to decline significantly during this economic downturn and challenging market conditions, particularly in the U.S., our ability to generate net cash from operating activities in a sufficient amount to meet our cash needs could be adversely affected. Furthermore, our net cash provided by operating activities may be insufficient if we face unanticipated cash needs such as the funding of a future acquisition or other capital investment.

•

Cost Saving Initiatives—Our ability to reduce costs through cost saving initiatives will have a direct effect on our cash flows and available cash balances, as certain restructuring charges are recorded in the current year but are paid in future periods. Further, although we may identify additional cost saving initiatives in the future, we may be unsuccessful in these actions or the amount required for severance payments may be so prohibitive as to preclude the implementation of such cost savings initiatives, which could negatively impact our future of cash flows.

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

•

Litigation—In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings. See Note 17, “Commitments and Contingencies,” to our audited consolidated financial statements. Our ability to successfully defend the Company against future litigation may impact cash flows.

Debt Ratings

As of November 30, 2010, we had a long-term corporate family rating of B3 with a stable outlook from Moody’s and a corporate credit rating of B- with a negative outlook from Standard & Poor’s. Although a change in debt rating would have no impact on our existing borrowing arrangements, our ability to obtain additional external financing and the related cost of borrowing may be affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies.

Credit Facilities

In connection with the Merger on October 26, 2007, we entered into borrowing arrangements with several financial institutions, certain of which arrangements were amended December 18, 2009 in connection with the acquisition of NES. Long-term debt under our borrowing arrangements includes a senior secured credit facility consisting of term loans and a revolving credit facility, senior unsecured notes, and a senior secured multi-currency asset based revolving credit facility. See Note 9, “Financing Arrangements,” to our audited consolidated financial statements for further details.

Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements

We are party to several types of agreements, including surety bonds, purchase commitments, product financing arrangements and performance guarantees, which are fully discussed in Note 17, “Commitments and Contingencies,” to our audited consolidated financial statements.

Legal Proceedings and Environmental, Health and Safety Matters

We are subject to certain legal proceedings, which are fully discussed in Note 17, “Commitments and Contingencies—Legal Proceedings,” to our audited consolidated financial statements.

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

We are not in default under our senior secured credit facility, the indenture governing our senior unsecured notes or our senior secured multi-currency asset-based revolving credit facility. Under our debt agreements, our ability to draw on our revolving credit facilities or engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to ratios based on Adjusted EBITDA. As defined in our debt agreements, Adjusted EBITDA is a non-GAAP measure of EBITDA further Adjusted to exclude certain charges and other adjustments permitted in calculating covenant compliance under our debt agreements. We believe that including supplementary information concerning Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our debt agreements.

EBITDA and Adjusted EBITDA has limitations as an analytical tool. Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we consider not to be indicative of our ongoing operations. In particular, the definition of Adjusted EBITDA in our debt agreements allows us to add back certain non-cash charges that are deducted in calculating net income (loss). Our debt agreements also allow us to add back restructuring charges, pension costs, other postemployment benefit costs, ASC 712 costs and Sponsor fees as defined in the agreements. However, these are expenses that may recur, may vary and are difficult to predict. Further, our debt agreements require that Adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.

The unaudited reconciliation of net loss, which is a GAAP measure, to EBITDA and Adjusted EBITDA is presented below:

(In millions)	Predecessor	Successor
	October 1, 2007 through October 26, 2007	October 27, 2007 through September 30, 2008	Fiscal year ended September 30,
			2009	2010
Net loss	$(88)	$(1,306)	$(845)	$(871)
Interest expense	—	377	409	487
Interest income	(5)	(19)	(6)	(5)
Income tax (benefit) expense	(24)	(183)	30	18
Depreciation and amortization	23	616	652	691

EBITDA	(94)	(515)	240	320
Impact of purchase accounting adjustments (1)	—	230	(1)	5
Restructuring charges, net	1	—	160	171
Sponsors’ fees (2)	—	6	7	7
Merger-related costs (3)	57	1	—	—
Acquisition-related costs (4)	—	—	29	20
Integration-related costs (5)	—	—	5	208
Strategic initiative costs (6)	—	27	21	6
Debt registration fees	—	—	—	1
Non-cash share-based compensation	—	21	10	19
Loss (gain) on sale of long-lived assets	—	1	1	(4)
Impairment of long-lived assets	—	140	62	16
Goodwill impairment	—	899	235	—
Gain on foreign currency transactions	1	(15)	(8)	1
Net loss (income) of unrestricted subsidiaries, net of dividends received	2	(5)	(4)	(6)
Pension/OPEB/ASC 712 and long-term disability costs	6	69	(4)	31

Adjusted EBITDA	$(27)	$859	$753	$795

(1)	For the period October 27, 2007 through September 30, 2008, represents adjustments to eliminate the impact of certain purchase accounting adjustments recorded as a result of the Merger, including: elimination of certain deferred revenues and deferred costs and expenses; elimination of previously capitalized software development costs; write-off of in-process research and development costs and adjustment to estimated fair values of certain assets and liabilities, such as inventory. For fiscal 2009, represents the recognition of the amortization of business partner commissions which were eliminated in purchase accounting, partially offset by the recognition of revenues and costs that were deferred in prior years and eliminated in purchase accounting as a result of the Merger. For fiscal 2010, represents adjustments to eliminate the impact of certain purchase accounting adjustments recorded as a result of the acquisition of NES and the Merger, including the recognition of the amortization of business partner commissions, which were eliminated in purchase accounting, the recognition of revenue and costs that were deferred in prior periods and eliminated in purchase accounting and the elimination of the impact of estimated fair value adjustments for certain assets and liabilities, such as inventory.

(2)	Sponsors’ fees represent monitoring fees payable to affiliates of Silver Lake and TPG pursuant to a management services agreement entered into at the time of the Merger.
(3)	Merger-related costs are costs directly attributable to the Merger and include investment banking, legal and other third-party costs.
(4)	Acquisition-related costs include legal and other costs related to the acquisition of NES.
(5)	Integration costs primarily represent third-party consulting fees and other administrative costs associated with consolidating and coordinating the operations of Avaya and NES. These costs were incurred in connection with, among other things, the on-boarding of NES personnel, developing compatible IT systems and internal processes and developing and implementing a strategic operating plan to help enable a smooth transition with minimal disruption to NES customers. Integration-related costs also include fees paid to certain Nortel-controlled entities for logistics and other support functions being performed on a temporary basis according to a transition services agreement.
(6)	Strategic initiative costs represent consulting fees in connection with Management’s cost-savings actions, which commenced subsequent to the Merger.

Use of Estimates and Critical Accounting Policies

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

Acquisition Accounting

Effective October 1, 2009, the Company accounts for business combinations under the new authoritative guidance using the acquisition method, which requires an allocation of the purchase price of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the net tangible and intangible assets acquired.

Revenue Recognition

The Company derives revenue primarily from the sale and service of communications systems and applications. In accordance with GAAP, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured, contractual obligations have been satisfied and title and risk of loss have been transferred to the customer. In instances where final acceptance of the product, system or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met.

The Company’s products are sold directly through its worldwide sales force and indirectly through its global network of distributors, dealers, value-added resellers and systems integrators. The Company’s indirect sales to distribution partners are generally recognized at the time of shipment if all contractual obligations have been satisfied. The Company accrues a provision for estimated sales returns and other allowances and deferrals relating to inventory levels held by distributors, promotional marketing programs, etc. as a reduction of revenue at the time of revenue recognition as required by FASB Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” (“ASC 605”).

The Company enters into multiple-element revenue arrangements, which may include any combination of hardware, software and services. To the extent that a deliverable in a multiple-element arrangement is subject to specific guidance, such as software which is subject to specific software revenue recognition guidance on whether and/or how to separate multiple deliverable arrangements into separate units of accounting, that deliverable is accounted for in accordance with such specific guidance. A multiple element arrangement is separated into more than one unit of accounting if all of the following criteria are met:

•	The delivered item(s) has value to the client on a stand-alone basis;

•	There is objective and reliable evidence of the fair value of the undelivered items(s); and

•

If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.

If these criteria are not met, the arrangement is accounted for as one unit of accounting which would result in revenue being recognized on a straight-line basis or being deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. The Company uses the residual method to allocate arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered item(s) equals the total arrangement consideration less the aggregate fair value of the undelivered item(s).

The Company recognizes revenue in accordance with the subtopic of Revenue Recognition under FASB ASC Topic 985, “Software” (“ASC 985”) for arrangements that include software that is more than incidental to the products or services as a whole. In multiple element software arrangements, the Company uses the residual method to allocate arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered item(s) equals the total arrangement consideration less the VSOE of fair value of the undelivered item(s). Where VSOE of the undelivered element cannot be determined, the Company defers revenue for the delivered elements until the undelivered elements are delivered.

The Company also sells proprietary voice application software products. Accordingly, the Company recognizes revenue related to these sales in accordance with the subtopic of Revenue Recognition under FASB ASC Topic 985, “Software” (“ASC 985”). In multiple element software arrangements, the Company allocates revenue to each element based on its relative fair value. The fair value of each element is determined using vendor-specific objective evidence (“VSOE”). In the absence of VSOE for all elements, the residual method is used when VSOE exists for all of the undelivered elements. In the absence of fair value for a delivered element, the Company first allocates revenue based on VSOE of the undelivered elements and then allocates the residual revenue to the delivered elements. Where VSOE of the undelivered element cannot be determined, the Company defers revenue for the delivered elements until the undelivered elements are delivered.

The Company’s sales require judgment principally in the areas of customer acceptance, returns assessment and collectibility. The assessment of collectibility is particularly critical in determining whether or not revenue should be recognized. The Company assesses collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. In addition, a significant amount of revenue is generated from sales of product to distributors. As such, the provision for estimated sales returns and other allowances and deferrals requires significant judgment. The Company provides for estimated sales returns and other allowances and deferrals as a reduction of revenue at the time of revenue recognition, as required. If these estimates, which are based on historical experience, are significantly below the actual amounts, revenue could be adversely affected.

The Company also derives revenue from: (i) supplemental maintenance services, including services provided under contracts to monitor and optimize customers’ communications network performance, and on a time–and-materials basis; (ii) professional services for implementation and integration of converged voice and data networks, network security and unified communications; and (iii) operations services. Maintenance contracts typically have terms that range from one to five years. Contracts for professional services typically have terms that range from two to four weeks for standard solutions and from six months to one year for customized solutions. Contracts for operations services typically have terms that range from one to seven years. Revenue from services performed under maintenance contracts, professional services and services performed under operations services arrangements is accounted for in accordance with ASC 605 and is deferred and recognized ratably over the term of the underlying customer contract or at the end of the contract, when obligations have been satisfied. For services performed on a time and materials basis, revenue is recognized upon performance.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

FASB ASC subtopic 740-10, “Income Taxes—Overall” (“ASC 740-10”) prescribes a comprehensive model for the financial statement recognition, measurement, classification, and disclosure of uncertain tax positions. ASC 740-10 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

Significant judgment is required in evaluating our uncertain tax position and determining our provision for income taxes. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provision and accruals. We adjust these reserves in light of changing facts and circumstances.

Intangible and Long-lived Assets

Intangible assets include technology, customer relationships, trademarks and trade-names and other intangibles. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to fifteen years. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with FASB ASC Topic 360-10-35, “Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-35”). Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell. Intangible assets determined to have indefinite useful lives are not amortized but are tested for impairment annually each September 30th, and more frequently if events occur or circumstances change that indicate an asset may be impaired. The estimated useful life of intangible and long-lived assets are based on many factors including assumptions regarding the effects of obsolescence, demand, competition and other economic factors, expectations regarding the future use of the asset, and our historical experience with similar assets. The assumptions used to determine the estimated useful lives could change due to numerous factors including product demand, market conditions, technological developments, economic conditions and competition.

Goodwill

Goodwill is not amortized but is subject to periodic testing for impairment in accordance with FASB ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”) at the reporting unit level which is one level below the

Company’s operating segments. The assessment of goodwill impairment is conducted by estimating and comparing the fair value of the Company’s reporting units’ net assets, as defined in ASC 350, to their carrying value as of that date. The fair value is estimated using an income approach whereby the fair value of the asset is based on the future cash flows that each reporting unit’s assets can be expected to generate. Future cash flows are based on forward-looking information regarding market share and costs for each reporting unit and are discounted using an appropriate discount rate. Future discounted cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. The test for impairment is conducted annually each September 30th, and more frequently if events occur or circumstances change that indicate that the fair value of a reporting unit may be below its carrying amount.

At September 30, 2010 the Company performed its annual goodwill impairment test and determined that the respective book values of the Company’s reporting units did not exceed their estimated fair values and that it was not necessary to record impairment charges. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test the Company applied a hypothetical 10% decrease to the fair value of each reporting unit. This hypothetical 10% decrease in the fair value of each reporting unit at September 30, 2010 would not result in an impairment of goodwill for any reporting unit.

Restructuring Programs

The Company accounts for exit or disposal of activities in accordance with FASB ASC Topic 420, “Exit or Disposal Cost Obligations” (“ASC 420”). In accordance with ASC 420, a business restructuring is defined as an exit or disposal activity that includes but is not limited to a program that is planned and controlled by management, and materially changes either the scope of a business or the manner in which that business is conducted. Business restructuring charges includes (i) one-time termination benefits related to employee separations, (ii) contract termination costs and (iii) other costs associated with exit or disposal activities including, but not limited to, costs for consolidating or closing facilities and relocating employees.

A liability is recognized and measured at its fair value for one-time termination benefits once the plan of termination is communicated to affected employees and it meets all of the following criteria: (i) management commits to a plan of termination, (ii) the plan identifies the number of employees to be terminated and their job classifications or functions, locations and the expected completion date, (iii) the plan establishes the terms of the benefit arrangement and (iv) it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. Contract termination costs include costs to terminate a contract or costs that will continue to be incurred under the contract without benefit to the Company. A liability is recognized and measured at its fair value when the Company either terminates the contract or ceases using the rights conveyed by the contract. A liability is recognized and measured at its fair value for other associated costs in the period in which the liability is incurred.

In connection with the Merger, the Company adopted a plan to exit certain activities of the newly acquired company. A liability was recognized as of the consummation date of the acquisition for the costs under the exit plan in accordance with the authoritative guidance at that time if these costs were not associated with or were not incurred to generate revenues of the combined entity after the consummation date and either (i) had no future economic benefit to the combined company, were incremental to other costs incurred by either the acquired company or the acquiring company in the conduct of activities prior to the consummation date, and were expected to be incurred as a direct result of the plan to exit an activity of the acquired company or (ii) the cost represented an amount to be incurred by the combined company under a contractual obligation of the acquired company that existed prior to the consummation date and will either continue after the plan is completed with no economic benefit to the combined company or be a penalty incurred by the combined company to cancel that contractual obligation.

Pension and Postretirement Benefit Obligations

The Company sponsors non-contributory defined benefit pension plans covering certain of its U.S. employees and retirees, and postretirement benefit plans for certain U.S. retirees that include healthcare benefits and life insurance coverage. Certain non-U.S. operations have various retirement benefit programs covering substantially all of their employees. Some of these programs are considered to be defined benefit pension plans for accounting purposes.

The Company’s pension and postretirement benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions, including the discount rate and expected long-term rate of return on plan assets. Material changes in pension and postretirement benefit costs may occur in the future due to changes in these assumptions, changes in the number of plan participants, changes in the level of benefits provided, changes in asset levels and changes in legislation.

The discount rate is subject to change each year, consistent with changes in rates of return on high-quality fixed-income investments currently available and expected to be available during the expected benefit payment period. The Company selects the assumed discount rate for its U.S. pension and postretirement plans by applying the published rates of existing yield curves, such as the Citigroup Pension Discount Curve and the Citigroup Above Median Pension Discount Curve, to the expected benefit payment streams and develops a rate at which it is believed the benefit obligations could be effectively settled. The Company follows a similar process for its non-U.S. pension plans by applying the published iBoxx indices. Based on the published rates as of September 30, 2010, the Company used a weighted average discount rate of 4.95% for the U.S. pension plans, 4.34% for the non-U.S. pension plans, and 4.85% for the postretirement plans. For the U.S. pension plans, non-U.S. pension plans, and the postretirement plans, every one-percentage-point increase or decrease in the discount rate reduces or increases our benefit obligation by $362 million, $81 million, and $71 million, respectively.

The market-related value of the Company’s plan assets as of the measurement date is developed using a 5-year smoothing technique. First, a preliminary market-related value is calculated by adjusting the market-related value at the beginning of the year for payments to and from plan assets and the expected return on assets during the year. The expected return on assets represents the expected long-term rate of return on plan assets adjusted up to plus or minus 2% based on the actual 10-year average rate of return on plan assets. A final market-related value is determined as the preliminary market-related value, plus 20% of the difference between the actual return and expected return for each of the past five years.

These pension and other postretirement benefits are accounted for in accordance with FASB ASC Topic 715, “Compensation—Retirement Benefits” (“ASC 715”). ASC 715 requires that plan assets and obligations be measured as of the reporting date and to recognize the over-funded, under-funded or unfunded status of plans as of the reporting date as an asset or liability in the Consolidated Balance Sheets. In addition, ASC 715 requires costs and related obligations and assets arising from pensions and other postretirement benefit plans to be accounted for based on actuarially-determined estimates.

The plans use different factors, including years of service, eligible compensation and age, to determine the benefit amount for eligible participants. The Company funds its U.S. pension plans in compliance with applicable laws. See Note 13, “Benefit Obligations,” to our audited consolidated financial statements for a discussion of the Company’s pension and postretirement plans and the Company’s decision to freeze benefit accruals and additional participation in the plans for its U.S. management employees effective December 31, 2003.

Commitments and Contingencies

In the ordinary course of business we are subject to legal proceedings related to environmental, product, employment, intellectual property, licensing and other matters. In addition, we are subject to indemnification and liability sharing claims by Lucent Technologies Inc. (now Alcatel-Lucent) under the terms of the Contribution and Distribution Agreement. In order to determine the amount of reserves required, we assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required for these contingencies is made after analysis of each individual issue. The estimates of required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy. Assessing the adequacy of any reserve for matters for which we may have to indemnify Alcatel-Lucent is especially difficult, as we do not control the defense of those matters and have limited information. In addition, estimates are made for our repurchase obligations related to products sold to various distributors who obtain financing from certain third party lending institutions, as described in “Commitments and Contingencies” in the notes to our audited consolidated financial statements.

Share-based Compensation

The Company accounts for share-based compensation in accordance with FASB Topic ASC 718, “Compensation—Stock Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock options, restricted stock units and stock purchases based on estimated fair values. The determination of the fair value of share-based payment awards on the date of grant using an option pricing model is affected by the fair market value of our Parent’s stock (as defined in the 2007 Plan) as well as a number of highly complex and subjective assumptions.

The Company adopted the alternative transition method for calculating the tax effects of share-based compensation pursuant to authoritative guidance provided by the FASB. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of ASC 718.

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

Effective the first quarter of fiscal 2010, the Company adopted revised accounting guidance which requires noncontrolling interests (formerly minority interest) to be presented as a separate component within the equity section of the Consolidated Balance Sheets and separate presentation of net income attributable to noncontrolling interests on the Consolidated Statements of Operations. The relevant presentation and disclosures have been applied retrospectively for all periods presented. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued revised guidance intended to improve disclosures related to fair value measurements. This guidance requires new disclosures and clarifies certain existing disclosure requirements. New disclosures under this guidance require separate information about significant transfers into and out of Level 1 and Level 2 and the reasons for such transfers, and also require purchases, sales, issuances, and settlements information for Level 3 measurements to be included in the rollforward of activity on a gross basis. The guidance also clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and the requirement to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. This accounting guidance became effective for the Company beginning in the second quarter of fiscal 2010, except for the rollforward of activity on a gross basis for Level 3 fair value measurements, which will be effective for the Company in the first quarter of fiscal 2012. The adoption of this accounting guidance is reflected in Note 11, “Fair Value Measures” and did not have a material impact on the Company’s financial statement disclosures.

In August 2009, the FASB issued guidance to clarify the fair value measurements and disclosures requirements related to the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted market price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of ASC 820, Fair Value Measurements and Disclosures. The accounting guidance became effective for the Company beginning in fiscal 2010. The adoption of this accounting guidance did not have an impact on the Company’s consolidated statement of operations.

Intangibles-Goodwill and Other

In April 2008, the FASB issued guidance on the determination of useful lives of intangible assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. This guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations or asset acquisitions. The guidance became effective for the company beginning in fiscal 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Compensation-Retirement Benefits

In December 2008, the FASB issued guidance related to employers’ disclosure about postretirement benefit plan assets. The guidance requires enhanced disclosures to provide users of financial statements with an understanding of (i) how investment allocation decisions are made, (ii) major categories of plan assets, (iii) how fair value of plan assets are measured, (iv) the effect of fair value measurements on changes in plan assets during a period and (v) significant concentrations of risk within plan assets. The accounting guidance became effective for the Company for the fiscal year ending on September 30, 2010. The adoption of this accounting guidance is reflected in Note 13, “Benefit Obligations” and did not have a material impact on the Company’s financial statement disclosures.

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

In October 2009, the FASB issued revised accounting guidance for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and nonsoftware components that function together to deliver the tangible products’ essential functionality are no longer within the scope of the software revenue guidance. This guidance articulates how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. This accounting guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. This accounting guidance is effective for the Company beginning October 1, 2010. As a result of the new guidance, certain of the Company’s arrangements will no longer be within the scope of software revenue recognition guidance.

In October 2009, the FASB issued revised accounting guidance on multiple-deliverable revenue arrangements. This accounting guidance revised criteria for separating consideration in multiple-deliverable arrangements by establishing a selling price hierarchy for determining selling prices of deliverables. It also replaces fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market participant and significantly expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements. This accounting guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. This accounting guidance is effective for the Company beginning October 1, 2010. As a result of the new guidance, the Company will apply a relative fair value allocation to its multiple element arrangements that would have been accounted for under the residual method under the existing guidance. Additionally, multiple element arrangements that could not be separated into units of accounting due to the lack of objective and reliable evidence of fair value of the undelivered elements under the existing guidance will be separated based on estimated selling price. This will result in revenue recognition upon delivery or completion of those units of accounting rather than on a straight-line basis or being deferred until the last undelivered element is delivered. The Company is currently evaluating the impact that adoption of this accounting guidance may have on its consolidated financial statements.

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking” statements for purposes of the U.S. federal and state securities laws. These statements may be identified by the use of forward looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report under Part II, Item 1A, “Risk Factors,” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this report, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	our substantial leverage and its effect on our ability to raise additional capital and to react to changes in the economy or our industry;

•	liquidity and our access to capital markets;

•	our ability to develop and sell advanced communications products and services, including unified communications, contact centers and data solutions;

•	our ability to develop our indirect sales channel;

•	economic conditions and the willingness of enterprises to make capital investments;

•	the market for advanced communications products and services, including unified communications and business collaboration solutions;

•	our ability to remain competitive in the markets we serve;

•	our ability to manage our supply chain and logistics functions;

•	the ability to protect our intellectual property and avoid claims of infringement;

•	our ability to effectively integrate NES and other acquired businesses into ours;

•	our ability to maintain adequate security over our information systems and recover critical systems;

•	environmental, health and safety laws, regulations, costs and other liabilities;

•	our ability to mitigate risks associated with climate change;

•	the ability to retain and attract key employees;

•	risks relating to the transaction of business internationally; and

•	pension and postretirement healthcare and life insurance liabilities.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Transactions

Recorded Transactions—We utilize foreign currency forward contracts primarily to manage short-term exchange rate exposures on certain receivables, payables and loans residing on foreign subsidiaries’ books, which are denominated in currencies other than the subsidiary’s functional currency. For fiscal 2010, 2009 and 2008, the changes in the fair value of the foreign currency forward contracts were substantially offset by changes resulting from the revaluation of the hedged items.

The fair value of foreign currency forward contracts is sensitive to changes in currency exchange rates. A 10% upward shift in the value of the foreign currencies that we trade against from the prevailing market rates would have had a negative impact of $3 million, $9 million and $23 million for fiscal 2010, 2009 and 2008, respectively. A 10% downward shift in the value of the foreign currencies that we trade against from the prevailing market rates would have had a negative impact of $28 million for fiscal 2010 and a positive impact of $8 million and $22 million for fiscal 2009 and 2008, respectively.

Forecasted Transactions—From time to time, we use foreign currency forward contracts to offset certain forecasted foreign currency transactions primarily related to the purchase or sale of product expected to occur during the ensuing twelve months. The change in the fair value of foreign currency forward contracts is recognized as other income or expense in the period in which the exchange rates change. For fiscal 2010, 2009 and 2008, these gains and losses were not material to our results of operations.

Interest Rate Risk

The Company uses interest rate swaps to manage the amount of its floating rate debt in order to reduce its exposure to variable rate interest payments associated with the senior secured credit facility. In connection with the debt arrangements entered into upon closing of the Merger, the Company entered into five interest rate swap agreements in November 2007 (“2007 swaps”). These swaps had an aggregate notional amount of $2,400 million. One of the 2007 swaps with a notional amount of $200 million matured on November 26, 2008 and one with a notional amount of $700 million matured on November 26, 2009. On March 5, 2008 the Company entered into two additional interest rate swaps (“2008 swaps”) with an aggregate notional amount of $800 million, one of which with a notional amount of $550 million matured on November 27, 2009. On August 23, 2010 the Company entered into two additional interest rate swaps (“2010 swaps”) with an aggregate notional amount of $1,500 million. The Company pays the counterparty fixed interest payments for the term of the swap, and receives variable interest payments based on three-month LIBOR from the counterparties. The net receipt or payment from the interest rate swap agreements is included in interest expense and is paid on the 26th day of each February, May, August and November. As of September 30, 2010, a 0.125% change in interest rates would result in a change in our annual interest expense of $1 million. Upon the expiration of two of our interest rate swap agreements in November 2010, a 0.125% change in interest rates would result in a change in our annual interest of $2 million.

See Note 10, “Derivatives and Other Financial Instruments,” to our audited consolidated financial statements for further details related to these interest rate swap agreements.

Item 8.	Financial Statements and Supplementary Data

AVAYA INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Avaya Inc.:

In our opinion, the accompanying consolidated statements of operations, of changes in stockholders’ equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the results of operations and of cash flows of Avaya Inc. and its subsidiaries (predecessor company) for the period from October 1, 2007 through October 26, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 12 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions effective October 1, 2007.

PricewaterhouseCoopers LLP

December 24, 2008, except for the changes in segment reporting, as discussed in Note 15, and Note 19, as to which the date is December 16, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Avaya Inc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity (deficiency) and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Avaya Inc. and its subsidiaries (successor company) at September 30, 2010 and 2009, and the results of their operations and their cash flows for the years ended September 30, 2010, September 30, 2009 and for the period from October 27, 2007 through September 30, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

December 7, 2010

Avaya Inc.

Consolidated Statements of Operations

(In millions)

	Predecessor	Successor
	Period from October 1, 2007 through October 26, 2007	Period from October 27, 2007 through September 30, 2008	Year ended September 30, 2009	Year ended September 30, 2010
REVENUE
Products	$96	$2,603	$1,928	$2,606
Services	150	2,320	2,222	2,454

	246	4,923	4,150	5,060

COSTS
Products:
Costs (exclusive of amortization of intangibles)	56	1,256	872	1,240
Amortization of technology intangible assets	1	231	248	291
Services	100	1,403	1,164	1,357

	157	2,890	2,284	2,888

GROSS MARGIN	89	2,033	1,866	2,172

OPERATING EXPENSES
Selling, general and administrative	111	1,456	1,272	1,721
Research and development	29	376	309	407
Amortization of intangible assets	4	187	207	218
Impairment of long-lived assets	—	10	2	16
Impairment of indefinite-lived intangible assets	—	130	60	—
Goodwill impairment	—	899	235	—
Restructuring charges, net	1	—	160	171
In-process research and development charge	—	112	12	—
Acquistion-related costs	—	—	29	20
Merger-related costs	57	1	—	—

	202	3,171	2,286	2,553

OPERATING LOSS	(113)	(1,138)	(420)	(381)

Interest expense	—	(377)	(409)	(487)
Other income, net	1	26	14	15

LOSS BEFORE INCOME TAXES	(112)	(1,489)	(815)	(853)

(Benefit from) provision for income taxes	(24)	(183)	30	18

NET LOSS	(88)	(1,306)	(845)	(871)

Less net income attributable to noncontrolling interests	—	2	2	3

NET LOSS ATTRIBUTABLE TO AVAYA INC.	$(88)	$(1,308)	$(847)	$(874)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.

Consolidated Balance Sheets

(In millions, except per share and shares amounts)

	September 30, 2009	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$567	$579
Accounts receivable, net	655	792
Inventory	126	234
Deferred income taxes, net	7	3
Other current assets	173	276

TOTAL CURRENT ASSETS	1,528	1,884

Property, plant and equipment, net	419	450
Deferred income taxes, net	13	22
Intangible assets, net	2,636	2,603
Goodwill	3,695	4,075
Other assets	359	227

TOTAL ASSETS	$8,650	$9,261

LIABILITIES
Current liabilities:
Debt maturing within one year	$38	$48
Accounts payable	321	464
Payroll and benefit obligations	265	311
Deferred revenue	466	650
Business restructuring reserve, current portion	148	113
Other current liabilities	334	430

TOTAL CURRENT LIABILITIES	1,572	2,016

Long-term debt	5,112	5,880
Benefit obligations	2,053	2,275
Deferred income taxes, net	134	154
Business restructuring reserve, non-current portion	66	52
Other liabilities	364	312

TOTAL NON-CURRENT LIABILITIES	7,729	8,673

Commitments and contingencies

DEFICIENCY
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,466	2,682
Accumulated deficit	(2,155)	(3,029)
Accumulated other comprehensive loss	(1,008)	(1,081)

TOTAL AVAYA STOCKHOLDER’S DEFICIENCY	(697)	(1,428)
Noncontrolling interest	46	—

TOTAL DEFICIENCY	(651)	(1,428)

TOTAL LIABILITIES AND DEFICIENCY	$8,650	$9,261

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

AVAYA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

AND COMPREHENSIVE INCOME (LOSS)

Dollars in millions, shares in thousands	Number of Shares	Common Stock	Additional Paid-In Capital	(Accumulated Deficit) / Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Avaya Stockholder’s Equity / (Deficiency)	Noncontrolling Interest	Total Stockholder’s Equity / (Deficiency)	Comprehensive Income (Loss)
Predecessor
Balance as of September 30, 2007	461,624	$5	$2,842	$337	$(546)	$(52)	$2,586	$18	$2,604

Issuance of common stock under employee stock option plan	2,357		93				93		93
Amortization of vested restricted stock units			6				6		6
Other stock transactions			(2)				(2)		(2)
Net loss				(88)			(88)		(88)	$(88)
Cumulative impact for adoption of new accounting guidance relating to uncertainty in income taxes				(52)			(52)		(52)
Foreign currency translation					23		23		23	23
Other					1		1		1	1
Change in unamortized pension, postretirement and postemployment actuarial losses, net of tax effect					4		4		4	4
Purchase of treasury stock						(99)	(99)		(99)

Total comprehensive loss										$(60)

Balance as of October 26, 2007	463,981	$5	$2,939	$197	$(518)	$(151)	$2,472	$18	$2,490

Successor
Equity contribution			2,436				2,436		2,436
Fair value adjustment of noncontrolling interest in the accounting of the Merger								42	42
Amortization of share-based compensation			21				21		21
Net loss				(1,308)			(1,308)	2	(1,306)	$(1,306)
Change in unamortized pension, postretirement and postemployment actuarial losses, net of tax effect of $59					(36)		(36)		(36)	(36)
Foreign currency translation					(36)		(36)		(36)	(36)
Unrealized loss on interest rate swap instruments, net of tax effect of $17					(26)		(26)		(26)	(26)
Other					(3)		(3)		(3)	(3)

Total comprehensive loss										$(1,407)

Balance as of September 30, 2008	—	$—	$2,457	$(1,308)	$(101)	$—	$1,048	$44	$1,092

AVAYA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

AND COMPREHENSIVE INCOME (LOSS)—(Continued)

Dollars in millions, shares in thousands	Number of Shares	Common Stock	Additional Paid-In Capital	(Accumulated Deficit) / Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Avaya Stockholder’s Equity / (Deficiency)	Noncontrolling Interest	Total Stockholder’s Equity / (Deficiency)	Comprehensive Income (Loss)
Amortization of share-based compensation			9				9		9
Net loss				(847)			(847)	2	(845)	$(845)
Change in unamortized pension, postretirement and postemployment actuarial losses, net of tax effect of $0					(791)		(791)		(791)	(791)
Foreign currency translation					(59)		(59)		(59)	(59)
Unrealized loss on interest rate swap instruments, net of tax effect of $0					(56)		(56)		(56)	(56)
Other					(1)		(1)		(1)	(1)

Total comprehensive loss										$(1,752)

Balance as of September 30, 2009	—	$—	$2,466	$(2,155)	$(1,008)	$—	$(697)	$46	$(651)

Equity contribution			125				125		125
Warrants contributed by Parent in connection with B-2 loans			74				74		74
Amortization of share-based compensation			17				17		17
Net loss				(874)			(874)	3	(871)	$(871)
Change in unamortized pension, postretirement and postemployment actuarial losses, net of tax effect of $0					(187)		(187)		(187)	(187)
Foreign currency translation					67		67		67	67
Unrealized gain on interest rate swap instruments, net of tax effect of $0					45		45		45	45
Sale of AGC								(49)	(49)
Other					2		2		2	2

Total comprehensive loss										$(944)

Balance as of September 30, 2010	—	$—	$2,682	$(3,029)	$(1,081)	$—	$(1,428)	$—	$(1,428)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.

Consolidated Statements of Cash Flows

(In millions)

	Predecessor	Successor
	Period from October 1, 2007 through October 26, 2007	Period from October 27, 2007 through September 30, 2008	Year ended September 30, 2009	Year ended September 30, 2010
OPERATING ACTIVITIES:
Net loss	$(88)	$(1,306)	$(845)	$(871)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23	616	652	691
Share-based compensation	6	21	10	19
Amortization of debt issuance costs	—	17	22	23
Accretion of debt discount	—	—	—	33
Payment in kind interest	—	—	35	49
Provision for uncollectible receivables	3	(3)	(6)	5
Deferred income taxes, net	(19)	(295)	(16)	(13)
Impairment of goodwill	—	899	235	—
Impairment of long-lived and intangible assets	—	140	62	16
Loss on sale of long-lived assets	—	—	2	3
Gain on sale of AGC	—	—	—	(7)
Restructuring charges, net	1	—	160	171
Realization of fair value adjustments applied to inventory in the accounting of the Merger	—	182	—	—
In-process research and development charge	—	112	12	—
Unrealized losses (gains) on foreign currency exchange	9	(22)	(30)	41
Changes in operating assets and liabilities:
Accounts receivable	144	(31)	211	(119)
Inventory	(39)	86	101	1
Accounts payable	34	7	(45)	144
Payroll and benefit obligations	18	(139)	(191)	(6)
Business restructuring reserve	(8)	(117)	(145)	(210)
Deferred revenue	71	87	29	126
Other assets and liabilities	(22)	49	(11)	(54)

NET CASH PROVIDED BY OPERATING ACTIVITIES	133	303	242	42

INVESTING ACTIVITIES:
Capital expenditures	(8)	(120)	(76)	(79)
Capitalized software development costs	(7)	(74)	(43)	(43)
Acquisition of businesses, net of cash acquired	—	—	(11)	(800)
Acquisition of Avaya Inc. by Sierra Holdings Corp.	—	(8,356)	—	—
Escrow payment for proposed acquisition	—	—	(100)	—
Liquidation of securities available for sale	—	—	98	18
Proceeds from sale of long-lived assets	—	18	4	11
Net proceeds from sale of AGC	—	—	—	32
Purchase of securities available for sale	—	(98)	(1)	(5)
Restricted cash	—	—	(26)	2
Other investing activities, net	(1)	(6)	—	—

NET CASH USED FOR INVESTING ACTIVITIES	(16)	(8,636)	(155)	(864)

FINANCING ACTIVITIES:
Issuance of common stock	11	—	—	—
Cash received from borrowings for the acquisition of Avaya Inc.	—	5,250	—	—
Investment by Sierra Holdings Corp.	—	2,436	—	—
Net proceeds from incremental B-2 term loans and warrants	—	—	—	783
Capital contribution from Parent	—	—	—	125
Debt issuance costs	—	(131)	(29)	(5)
Repayment of long-term debt	—	(28)	(72)	(48)
Other financing activities, net	—	(3)	—	(2)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	11	7,524	(101)	853

Effect of exchange rate changes on cash and cash equivalents	7	(17)	2	(19)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	135	(826)	(12)	12
Cash and cash equivalents at beginning of period	1,270	1,405	579	567

Cash and cash equivalents at end of period	$1,405	$579	$567	$579

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.

Notes to Consolidated Financial Statements

1. Description of Business, NES Acquisition and Merger

Background

Avaya Inc. (the “Company” or “Avaya”) is a global leader in business communications systems. The Company provides world-class unified communications solutions, contact center solutions, data networking and related services directly and through its channel partners to leading businesses and organizations around the world. Enterprises of all sizes depend on Avaya for state-of-the-art communications that help improve efficiency, collaboration, customer service and competitiveness.

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

At the core of the Company’s business is a large and diverse global installed customer base. Customers range in size from small enterprises with only a few employees to large government agencies and multinational companies with over 100,000 employees. Avaya sells solutions directly and through its channel partners. As of September 30, 2010, Avaya has approximately 9,200 channel partners worldwide, including system integrators, service providers, value-added resellers and business partners that provide sales and service support.

Acquisition of Enterprise Solutions Business of Nortel Networks Corporation

On December 18, 2009, Avaya acquired certain assets and assumed certain liabilities of the enterprise solutions business (“NES”) of Nortel Networks Corporation (“Nortel”), including all the shares of Nortel Government Solutions Incorporated, for $943 million in cash consideration. The Company and Nortel were required to determine the final purchase price post-closing based upon the various purchase price adjustments included in the acquisition agreements. During the first quarter of fiscal 2011, the Company and Nortel agreed on a final purchase price of $933 million, and the Company received $6 million, representing all remaining amounts due to Avaya from funds held in escrow. The terms of the acquisition do not include any significant contingent consideration arrangements. During the years ended September 30, 2010 and 2009, acquisition costs of $20 million and $29 million were expensed as incurred, respectively. These audited consolidated financial statements include the operating results of NES as of December 19, 2009.

Merger

On June 4, 2007, Avaya entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sierra Holdings Corp., a Delaware corporation (“Parent”), and Sierra Merger Corp., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub would be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). Parent was formed by affiliates of two private equity firms, Silver Lake Partners (“Silver Lake”) and TPG (“TPG”) (collectively, the “Sponsors”), solely for the purpose of entering into the Merger Agreement and consummating the Merger. The Merger Agreement provided for a purchase price of $8.4 billion of Avaya’s common stock. The Merger was completed on October 26, 2007 pursuant to the terms of the Merger Agreement.

In connection with the Merger, the Company entered into financing arrangements consisting of (i) a senior secured multi-currency asset-based revolving credit facility which provides financing of up to $335 million, subject to availability under a borrowing base, (ii) a senior secured credit facility including (a) a senior secured term loan in the aggregate principal amount of $3.8 billion and (b) a senior secured multi-currency revolver in an

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

aggregate commitment amount of up to $200 million, and (iii) a senior unsecured credit facility consisting of (a) a $700 million senior unsecured cash pay loan, and (b) a $750 million senior unsecured PIK-toggle loan. On October 24, 2008, the senior unsecured cash-pay loan was converted into senior unsecured cash-pay notes and the senior unsecured PIK toggle loan was converted into senior unsecured PIK toggle notes. The senior unsecured notes had the same interest rates and maturity dates as the senior unsecured loans. See Note 9, “Financing Arrangements” for further details. The Company expensed approximately $163 million of Merger-related costs, including investment banking, legal and other third-party costs, of which approximately $96 million was non-cash stock compensation resulting from the accelerated vesting of stock options and restricted stock units in connection with the Merger.

Parent and the Company entered into a Management Services Agreement with Silver Lake Management Company III, L.L.C., an affiliate of Silver Lake, and TPG Capital, L.P., an affiliate of TPG, collectively “the Managers,” pursuant to which the Managers provide financial advisory services to the Company. In connection with the Merger, the Company paid the Managers $75 million in fees and $2 million in reimbursed out of pocket expenses for financial and structural advice and analysis as well as assistance with due diligence investigations and debt financing negotiations. These amounts have been expensed, allocated as debt issuance costs, or included in the overall purchase price of the Company. Pursuant to the Management Services Agreement, the Managers receive a monitoring fee of $7 million per annum and reimbursement for out-of-pocket expenses incurred in connection with the provision of such services. In the event of a financing, acquisition, disposition or change of control transaction involving the Company during the term of the Management Services Agreement, the Managers will have the right to require the Company to pay a fee equal to customary fees charged by internationally-recognized investment banks for serving as a financial advisor in similar transactions. The Management Services Agreement may be terminated at any time by the Managers, but will otherwise have an initial term ending on December 31, 2017 that will automatically be extended each December 31st for an additional year unless the Company or the Managers provide written notice of their desire not to extend the agreement. The Management Services Agreement will automatically terminate upon an initial public offering unless otherwise determined by the Managers, and, upon such a termination, the Managers will receive a one-time success fee in an amount equal to the net present values of the monitoring fees that would have been payable during the remaining term of the Management Services Agreement. In accordance with the Management Services Agreement, the Company recorded $7 million, $7 million and $6 million of monitoring fees during fiscal 2010, 2009 and the period October 27, 2007 through September 30, 2008, respectively.

The Merger resulted in the creation of a new entity for accounting purposes as of October 26, 2007. The Company’s financial results for the periods through October 26, 2007 are referred to as those of the “Predecessor” company. The Company’s financial results for periods after October 26, 2007 are referred to as those of the “Successor” company.

2. Summary of Significant Accounting Policies

Use of Estimates

The consolidated financial statements and related disclosures are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. These estimates include assessing the collectibility of accounts receivable, sales returns and allowances, the use and recoverability of inventory, the realization of deferred tax assets, business restructuring reserves, pension and postretirement benefit costs, the fair value of equity compensation, the fair value of assets and liabilities acquired in business combinations, the recoverability of long-lived assets, and useful lives and impairment of tangible and

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

intangible assets including goodwill, the amount of exposure from potential loss contingencies, fair value measurements, among others. The markets for the Company’s products are characterized by intense competition, rapid technological development and frequent new product introductions, all of which could affect the future recoverability of the Company’s assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from these estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of Avaya and its subsidiaries. In the event that the Company is a primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity will be included in the Company’s consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current presentation.

Acquisition Accounting

The Company accounts for business combinations under the new authoritative guidance using the acquisition method, which requires an allocation of the purchase price of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the net tangible and intangible assets acquired.

Revenue Recognition

The Company derives revenue primarily from the sale and service of communications systems and applications. In accordance with GAAP, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured, contractual obligations have been satisfied and title and risk of loss have been transferred to the customer. In instances where final acceptance of the product, system or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met.

The Company’s products are sold directly through its worldwide sales force and indirectly through its global network of distributors, dealers, value-added resellers and systems integrators. The Company’s indirect sales to distribution partners are generally recognized at the time of shipment if all contractual obligations have been satisfied. The Company accrues a provision for estimated sales returns and other allowances and deferrals relating to inventory levels held by distributors, promotional marketing programs, etc. as a reduction of revenue at the time of revenue recognition as required by FASB Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” (“ASC 605”).

The Company enters into multiple-element revenue arrangements, which may include any combination of hardware, software and services. To the extent that a deliverable in a multiple-element arrangement is subject to specific guidance, such as software which is subject to specific software revenue recognition guidance on whether and/or how to separate multiple deliverable arrangements into separate units of accounting, that deliverable is accounted for in accordance with such specific guidance. A multiple element arrangement is separated into more than one unit of accounting if all of the following criteria are met:

•	The delivered item(s) has value to the client on a stand-alone basis;

•	There is objective and reliable evidence of the fair value of the undelivered items(s); and

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

•

If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.

If these criteria are not met, the arrangement is accounted for as one unit of accounting which would result in revenue being recognized on a straight-line basis or being deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. The Company uses the residual method to allocate arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered item(s) equals the total arrangement consideration less the aggregate fair value of the undelivered item(s).

The Company recognizes revenue in accordance with the subtopic of Revenue Recognition under FASB ASC Topic 985, “Software” (“ASC 985”) for arrangements that include software that is more than incidental to the products or services as a whole. In multiple element software arrangements, the Company uses the residual method to allocate arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered item(s) equals the total arrangement consideration less the VSOE of fair value of the undelivered item(s). Where VSOE of the undelivered element cannot be determined, the Company defers revenue for the delivered elements until the undelivered elements are delivered.

The Company’s sales require judgment principally in the areas of customer acceptance, returns assessment and collectibility. The assessment of collectibility is particularly critical in determining whether or not revenue should be recognized. The Company assesses collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. In addition, a significant amount of revenue is generated from sales of product to distributors. As such, the provision for estimated sales returns and other allowances and deferrals requires significant judgment. The Company provides for estimated sales returns and other allowances and deferrals as a reduction of revenue at the time of revenue recognition, as required. If these estimates, which are based on historical experience, are significantly below the actual amounts, revenue could be adversely affected.

The Company also derives revenue from: (i) supplemental maintenance services, including services provided under contracts to monitor and optimize customers’ communications network performance, and on a time–and-materials basis; (ii) professional services for implementation and integration of converged voice and data networks, network security and unified communications; and (iii) operations services. Maintenance contracts typically have terms that range from one to five years. Contracts for professional services typically have terms that range from two to four weeks for standard solutions and from six months to one year for customized solutions. Contracts for operations services typically have terms that range from one to seven years. Revenue from services performed under maintenance contracts, professional services and services performed under operations services arrangements is accounted for in accordance with ASC 605 and is deferred and recognized ratably over the term of the underlying customer contract or at the end of the contract, when obligations have been satisfied. For services performed on a time and materials basis, revenue is recognized upon performance.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less when purchased, and are stated at cost, which approximates market value.

Concentrations of Risk

The Company’s cash and cash equivalents are invested in various investment grade institutional money market accounts and bank term deposits, with the majority of these investments having government backing. Deposits held at banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. The Company seeks to mitigate such risks by spreading its risk across multiple counterparties and monitoring the risk profiles of these counterparties.

The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for its products. The inability of a contract manufacturer or supplier to fulfill supply requirements of the Company could materially impact future operating results.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of reserves for sales returns and allowances and provisions for doubtful accounts. The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. The allowances are based on analyses of historical trends, aging of accounts receivable balances and the creditworthiness of customers as determined by credit checks and analyses, as well as customers’ payment history. There can be no assurance that the Company’s credit loss experience will remain at or near historic levels. At September 30, 2010 and 2009, no single customer accounted for more than 10% of accounts receivable.

Inventory

Inventory includes goods awaiting sale (finished goods), equipment that is being installed at customer locations for various installations that are not yet complete and goods to be used in connection with providing maintenance services. Inventory is stated at the lower of cost or market, determined on a first-in, first-out method. Reserves to reduce the inventory cost to market value are based on current inventory levels, assumptions about future demand and product life cycles for the various inventory types.

As discussed in detail in Note 17, the Company has outsourced the manufacturing of substantially all of its products and may be obligated to purchase certain excess inventory levels from its outsourced manufacturers that could result if actual sales of product vary from forecast, in which case additional inventory provisions may need to be recorded in the future.

Research and Development Costs

Research and development costs are charged to expense as incurred. The costs incurred for the development of communications software that will be sold, leased or otherwise marketed, however, are capitalized when technological feasibility has been established in accordance with FASB ASC Topic 985, “Software” (“ASC 985”). These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and costs and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead.

Amortization of capitalized software development costs begins when the product is available for general release to customers. Amortization is recognized on a product-by-product basis generally on the straight-line method over a period of up to two years. Unamortized software development costs determined to be in excess of net realizable value of the product is expensed immediately. Included in other assets at September 30, 2010 and 2009 is unamortized software development costs of $55 million and $70 million, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is determined using a straight-line method over the estimated useful lives of the assets. Estimated lives range from three to ten years for machinery and equipment, five years for rental equipment and up to forty years for buildings.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Improvements that extend the useful life of assets are capitalized and maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the Consolidated Balance Sheets and any gain or loss is reflected in the Consolidated Statements of Operations.

Internal Use Software

Certain costs of computer software developed or obtained for internal use are capitalized and amortized on a straight-line basis generally over three to seven years. General and administrative costs, overhead, maintenance and training, as well as the cost of software that does not add functionality to the existing system, are expensed as incurred. The Company had unamortized internal use software costs of $38 million as of September 30, 2010 and 2009.

Goodwill

Goodwill is not amortized but is subject to periodic testing for impairment in accordance with FASB ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”) at the reporting unit level which is one level below the Company’s operating segments. The assessment of goodwill impairment is conducted by estimating and comparing the fair value of the Company’s reporting units’ net assets, as defined in ASC 350, to their carrying value as of that date. The fair value is estimated using an income approach whereby the fair value of the asset is based on the future cash flows that each reporting unit’s assets can be expected to generate. Future cash flows are based on forward-looking information regarding market share and costs for each reporting unit and are discounted using an appropriate discount rate. Future discounted cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. The test for impairment is conducted annually each September 30th, and more frequently if events occur or circumstances change that indicate that the fair value of a reporting unit may be below its carrying amount.

Intangible and Long-lived Assets

Intangible assets include technology, customer relationships, trademarks and trade-names and other intangibles. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to fifteen years. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with FASB ASC Topic 360-10-35, “Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-35”). Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell. Intangible assets determined to have indefinite useful lives are not amortized but are tested for impairment annually each September 30th and more frequently if events occur or circumstances change that indicate an asset may be impaired.

Financial Instruments

The Company uses foreign currency forward contracts to manage and reduce risk to the Company by generating cash flows that offset the cash flows of certain transactions in foreign currencies in relation to their amounts and timing. The Company’s derivative financial instruments are used as risk management tools and not for speculative or trading purposes. These derivative instruments represent assets and liabilities and are classified as

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

other current assets or other current liabilities on the Consolidated Balance Sheets. Gains and losses on the changes in the fair values of the Company’s derivative instruments are included in other income (expense), net. As permitted under FASB ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the Company has elected not to designate its forward contracts as hedges thereby precluding the use of hedge accounting for these instruments.

The Company uses interest rate swap agreements in order to reduce its exposure to variable rate interest payments associated with its senior secured term loan. The interest rate swaps are designated and qualify as cash flow hedges under ASC 815 and are included at estimated fair value as an asset or liability in the Consolidated Balance Sheets. These are bifurcated into current and non-current components depending upon the timing of the cash flows. Fair value related to the cash flows occurring within one year are classified as current and beyond one year as non-current. Unrealized gains/losses related to the change in market value on interest rate swaps are recorded in other comprehensive income (loss) and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. The market value of the interest rate swaps recorded in other comprehensive income (loss) may be recognized in the Consolidated Statement of Operations earlier if the interest rate swaps are determined to be ineffective, for example, if certain terms of the senior secured term loan change, if the loan is extinguished, if the counterparty’s ability to honor its obligation under the agreement changes, or if the interest rate swap agreements are terminated prior to maturity.

The Company also utilizes non-derivative financial instruments including letters of credit and commitments to extend credit.

Restructuring Programs

The Company accounts for exit or disposal of activities in accordance with FASB ASC Topic 420, “Exit or Disposal Cost Obligations” (“ASC 420”). In accordance with ASC 420, a business restructuring is defined as an exit or disposal activity that includes but is not limited to a program that is planned and controlled by management and materially changes either the scope of a business or the manner in which that business is conducted. Business restructuring charges includes (i) one-time termination benefits related to employee separations, (ii) contract termination costs and (iii) other costs associated with exit or disposal activities including, but not limited to, costs for consolidating or closing facilities and relocating employees.

A liability is recognized and measured at its fair value for one-time termination benefits once the plan of termination is communicated to affected employees and it meets all of the following criteria: (i) management commits to a plan of termination, (ii) the plan identifies the number of employees to be terminated and their job classifications or functions, locations and the expected completion date, (iii) the plan establishes the terms of the benefit arrangement and (iv) it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. Contract termination costs include costs to terminate a contract or costs that will continue to be incurred under the contract without benefit to the Company. A liability is recognized and measured at its fair value when the Company either terminates the contract or ceases using the rights conveyed by the contract. A liability is recognized and measured at its fair value for other associated costs in the period in which the liability is incurred.

In connection with the Merger, the Company adopted a plan to exit certain activities of the newly acquired company. A liability was recognized as of the consummation date of the acquisition for the costs under the exit plan in accordance with the authoritative guidance at that time if these costs were not associated with or were not incurred to generate revenues of the combined entity after the consummation date and either (i) had no future economic benefit to the combined company, were incremental to other costs incurred by either the acquired company or the acquiring company in the conduct of activities prior to the consummation date, and were

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

expected to be incurred as a direct result of the plan to exit an activity of the acquired company or (ii) the cost represented an amount to be incurred by the combined company under a contractual obligation of the acquired company that existed prior to the consummation date and will either continue after the plan is completed with no economic benefit to the combined company or be a penalty incurred by the combined company to cancel that contractual obligation.

Pension and Postretirement Benefit Obligations

The Company sponsors non-contributory defined benefit pension plans covering certain of its U.S. employees and retirees, and postretirement benefit plans for certain U.S. retirees that include healthcare benefits and life insurance coverage. Certain non-U.S. operations have various retirement benefit programs covering substantially all of their employees. Some of these programs are considered to be defined benefit pension plans for accounting purposes.

The Company’s pension and postretirement benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions, including the discount rate and expected long-term rate of return on plan assets. Material changes in pension and postretirement benefit costs may occur in the future due to changes in these assumptions, changes in the number of plan participants, changes in the level of benefits provided, changes in asset levels and changes in legislation.

The market-related value of the Company’s plan assets as of the measurement date is developed using a 5-year smoothing technique. First, a preliminary market-related value is calculated by adjusting the market-related value at the beginning of the year for payments to and from plan assets and the expected return on assets during the year. The expected return on assets represents the expected long-term rate of return on plan assets adjusted up to plus or minus 2% based on the actual 10-year average rate of return on plan assets. A final market-related value is determined as the preliminary market-related value, plus 20% of the difference between the actual return and expected return for each of the past five years.

These pension and other postretirement benefits are accounted for in accordance with FASB ASC Topic 715, “Compensation—Retirement Benefits” (“ASC 715”). ASC 715 requires that plan assets and obligations be measured as of the reporting date and to recognize the over-funded, under-funded or unfunded status of plans as of the reporting date as an asset or liability in the Consolidated Balance Sheets. In addition, ASC 715 requires costs and related obligations and assets arising from pensions and other postretirement benefit plans to be accounted for based on actuarially-determined estimates.

The plans use different factors, including years of service, eligible compensation and age, to determine the benefit amount for eligible participants. The Company funds its U.S. qualified pension plans in compliance with applicable laws. See Note 13, “Benefit Obligations,” for a discussion of the Company’s pension and postretirement plans which froze benefit accruals and additional participation effective December 31, 2003.

Share-based Compensation

The Company accounts for share-based compensation in accordance with FASB Topic ASC 718, “Compensation—Stock Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock options, restricted stock units and stock purchases based on estimated fair values.

The Company adopted the alternative transition method for calculating the tax effects of share-based compensation pursuant to authoritative guidance provided by the FASB. The alternative transition method

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of ASC 718.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

FASB ASC subtopic 740-10, “Income Taxes—Overall” (“ASC 740-10”) prescribes a comprehensive model for the financial statement recognition, measurement, classification, and disclosure of uncertain tax positions. ASC 740-10 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

Deferred Financing Costs

Deferred financing costs, which are included in other assets, are amortized as interest expense over the contractual lives of the related credit facilities.

Foreign Currency Translation

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars at period-end exchange rates while income and expenses are translated at the spot rate. Translation gains or losses related to net assets located outside the U.S. are shown as a component of accumulated other comprehensive loss in the Consolidated Statements of Changes in Stockholder’s Equity and of Comprehensive Income (Loss). Gains and losses resulting from foreign currency transactions, which are denominated in currencies other than the entity’s functional currency, are included in other income (loss), net in the Consolidated Statements of Operations.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is recorded directly to a separate section of stockholder’s equity (deficiency) in accumulated other comprehensive loss and primarily includes unrealized gains and losses excluded from the Consolidated Statements of Operations. These unrealized gains and losses consist of changes in our net pension liabilities, foreign currency translation, interest rate swaps, and securities classified as available-for-sale, as well as net actuarial gains (losses) and prior service costs.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

3. Recent Accounting Pronouncements

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

Effective the first quarter of fiscal 2010, the Company adopted revised accounting guidance which requires noncontrolling interests (formerly minority interest) to be presented as a separate component within the equity section of the Consolidated Balance Sheets and separate presentation of net income attributable to noncontrolling interests on the Consolidated Statements of Operations. The relevant presentation and disclosures have been applied retrospectively for all periods presented. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued revised guidance intended to improve disclosures related to fair value measurements. This guidance requires new disclosures and clarifies certain existing disclosure requirements. New disclosures under this guidance require separate information about significant transfers into and out of Level 1 and Level 2 and the reasons for such transfers, and also require purchases, sales, issuances, and settlements information for Level 3 measurements to be included in the rollforward of activity on a gross basis. The guidance also clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and the requirement to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. This accounting guidance became effective for the Company beginning in the second quarter of fiscal 2010, except for the rollforward of activity on a gross basis for Level 3 fair value measurements, which will be effective for the Company in the first quarter of fiscal 2012. The adoption of this accounting guidance is reflected in Note 11, “Fair Value Measures” and did not have a material impact on the Company’s financial statement disclosures.

In August 2009, the FASB issued guidance to clarify the fair value measurements and disclosures requirements related to the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted market price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of ASC 820, Fair Value Measurements and Disclosures. The accounting guidance became effective for the Company beginning in fiscal 2010. The adoption of this accounting guidance did not have an impact on the Company’s consolidated statement of operations.

Intangibles-Goodwill and Other

In April 2008, the FASB issued guidance on the determination of useful lives of intangible assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. This guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations or asset acquisitions. The guidance became effective for the Company beginning in fiscal 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Compensation-Retirement Benefits

In December 2008, the FASB issued guidance related to employers’ disclosure about postretirement benefit plan assets. The guidance requires enhanced disclosures to provide users of financial statements with an understanding of (i) how investment allocation decisions are made, (ii) major categories of plan assets, (iii) how fair values of plan assets are measured, (iv) the effect of fair value measurements on changes in plan assets during a period and (v) significant concentrations of risk within plan assets. The accounting guidance became effective for the Company beginning in fiscal 2010. The adoption of this accounting guidance is reflected in Note 13, “Benefit Obligations” and did not have a material impact on the Company’s financial statement disclosures.

Recent Accounting Guidance Not Yet Effective

In April 2010, the FASB issued accounting guidance on the milestone method of revenue recognition. The guidance defines the term “milestone” and the prescribed criteria that should be met to apply the milestone method of revenue recognition for research or development transactions. The guidance requires that the milestone should meet all criteria to be considered substantive to recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved. This accounting guidance is effective for the Company beginning in fiscal 2011 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

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

In October 2009, the FASB issued revised accounting guidance for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and nonsoftware components that function together to deliver the tangible products’ essential functionality are no longer within the scope of the software revenue guidance. This guidance articulates how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. This accounting guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. This accounting guidance is effective for the Company beginning October 1, 2010. The Company is currently evaluating the impact that adoption of this accounting guidance may have on its consolidated financial statements. As a result of the new guidance, certain of the Company’s arrangements will no longer be within the scope of software revenue recognition guidance.

In October 2009, the FASB issued revised accounting guidance on multiple-deliverable revenue arrangements. This accounting guidance revised criteria for separating consideration in multiple-deliverable arrangements by establishing a selling price hierarchy for determining selling prices of deliverables. It also replaces fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market participant and significantly expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements. This accounting guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. This accounting guidance is effective for the Company beginning October 1, 2010. As a result of the new guidance, the Company will apply a relative fair value allocation to its multiple element arrangements that would have been accounted for under the residual method under the existing guidance. Additionally, multiple element arrangements that could not be separated into units of accounting due to the lack of objective and reliable evidence of fair value of the undelivered elements under the existing guidance will be separated based on estimated selling price. This will result in revenue recognition upon delivery or completion of those units of accounting rather than on a straight-line basis or being deferred until the last undelivered element is delivered. The Company is currently evaluating the impact that adoption of this accounting guidance may have on its consolidated financial statements.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

4. Business Combinations and Other Transactions

Merger Transaction

The total purchase price of the Merger was allocated to the Company’s net tangible and intangible assets based on their estimated fair values set forth below. The excess of the purchase price over the net tangible and intangible assets was recorded as goodwill. The tax-deductible portion of goodwill was $146 million.

In millions
Cash and cash equivalents	$1,405
Accounts receivable	832
Inventory	499
Property, plant and equipment	616
Intangible assets	3,702
IPRD	112
Accounts payable	(374)
Deferred income taxes, net	(428)
Business restructuring reserve	(330)
Payroll and benefit obligations	(1,794)
Deferred revenue	(464)
Other assets and liabilities, net	(275)

Net assets acquired	3,501
Goodwill	4,855

Purchase price	$8,356

The Company’s trademarks and trade names had a combined estimated value of $545 million. The Company expects to generate cash flows related to these assets indefinitely. Consequently, these assets were classified as indefinite-lived intangibles and accordingly are not amortized but reviewed for impairment annually, or sooner under certain circumstances. Intangible assets with finite lives include existing technologies, patents and licenses of $1,183 million and customer relationships and other intangibles of $1,974 million.

IPRD represents certain technologies, primarily related to session initiation protocol products, expected to enhance the Company’s products when fully developed. The fair value of IPRD was $112 million, determined using a royalty savings method. This technology is anticipated to benefit the Company when completed in fiscal 2012 after additional development and testing. At the time of acquisition, these technologies were in the initial development stages and did not meet the technological feasibility standard necessary for capitalization. Accordingly, these amounts were charged to the Consolidated Statements of Operations at the date of the acquisition.

As a result of the Merger, the Company increased inventory $182 million to reflect its estimated fair value less costs to sell. This step-up in value was fully amortized to cost of goods sold in the Consolidated Statements of Operations as the inventory was sold during the period October 27, 2007 through September 30, 2008.

Acquisition of Enterprise Solutions Business of Nortel Networks Corporation

On September 16, 2009, the Company emerged as the winning bidder in bankruptcy court proceedings to acquire NES for $900 million in cash consideration subject to certain purchase price adjustments as set forth in the acquisition agreements (the “Acquisition”). On December 18, 2009 (the “acquisition date”), Avaya acquired certain assets and assumed certain liabilities of NES, including all the shares of Nortel Government Solutions

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Incorporated, for $943 million in cash consideration. The Company and Nortel were required to determine the final purchase price post-closing based upon the various purchase price adjustments included in the acquisition agreements. During the first quarter of fiscal 2011, the Company and Nortel agreed on a final purchase price of $933 million. The adjustment to the purchase price has been reflected in the preliminary allocation of the purchase price to the assets acquired and liabilities assumed in the Acquisition. The terms of the Acquisition do not include any significant contingent consideration arrangements. During the years ended September 30, 2010 and 2009, acquisition costs of $20 million and $29 million were expensed as incurred, respectively.

The purchase price of NES and the payment of related fees and expenses (including integration expenses) were funded with (i) cash proceeds of $783 million received by Avaya from its issuance of $1,000 million in aggregate principal amount of term loans and detachable warrants to purchase up to 61.5 million shares of common stock in Parent (see Note 9, “Financing Arrangements”), (ii) a capital contribution to Avaya from Parent in the amount of $125 million from the Parent’s issuance of Series A preferred stock and warrants to purchase common stock of Parent, and (iii) approximately $112 million of Avaya’s existing cash.

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

The acquisition of NES has been accounted for under the acquisition method, which requires an allocation of the purchase price of the acquired entity to the assets acquired and liabilities assumed based on their estimated fair values from a market-participant perspective at the date of acquisition. The allocation of the purchase price as reflected within these consolidated financial statements is based on the best information available to management at the time these consolidated financial statements were issued and is provisional pending the completion of the final valuation analysis of the NES assets and liabilities and the completion of an appraisal of the long-lived assets acquired as of the acquisition date, which the Company has partially relied upon. During the measurement period, the Company will be required to retrospectively adjust the provisional amounts recognized to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Further, during the measurement period, the Company is also required to recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The allocation of the purchase price to the assets acquired and liabilities assumed in the Acquisition will be finalized in the first quarter of fiscal 2011.

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

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the consideration paid and the preliminary allocation of the purchase price to the assets acquired and the liabilities assumed in the acquisition based on their estimated fair values as of the close of the acquisition.

In millions
Cash and cash equivalents	$38
Accounts receivable	47
Inventory	115
Property, plant and equipment	103
Intangible assets	476
Accounts payable	(17)
Payroll and benefit obligations	(124)
Deferred revenue	(78)
Other assets and liabilities	(52)

Net assets acquired	508
Goodwill	425

Purchase price	$933

Adjustments to the preliminary purchase price allocation have been made to reflect revised estimates of the fair values of the assets acquired and liabilities assumed at December 18, 2009. The most significant revisions were associated with valuations of property, plant and equipment and identifiable intangible assets, and the resulting changes to goodwill. Providing for these adjustments in previous periods would have had an immaterial impact on the reported operating results for the three month periods ended December 31, 2009, March 31, 2010 and June 30, 2010 and therefore such amounts were recorded in the quarter in which the adjustments were identified.

Intangible assets include existing technologies of $188 million and customer relationships of $288 million, respectively. The existing technologies and customer relationships are being amortized over a weighted average useful life of five years and twelve years, respectively, on a straight-line basis. No in-process research and development was acquired in the Acquisition.

The excess of the purchase price over the net tangible and intangible assets acquired resulted in goodwill of $425 million which is attributable to the synergies and economies of scale provided to a market participant including marketing efforts principally located within the Company’s primary operating jurisdiction. The tax-deductible portion of goodwill was $379 million.

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

These audited consolidated financial statements include the operating results of the NES business as of December 19, 2009. Revenues specific to the NES business for the period December 19, 2009 through

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010 were $1,247 million. As the Company has begun eliminating overlapping processes and expenses and integrating its products and sales efforts with those of the acquired NES business, it is impractical to determine the earnings specific to the NES business for the period December 19, 2009 through September 30, 2010, included in the Consolidated Statement of Operations.

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

The unaudited pro forma financial information for the fiscal year ended September 30, 2010 combines the historical results of Avaya for the fiscal year ended September 30, 2010 and the historical results of NES for the period October 1 to December 18, 2009, and the effects of the pro forma adjustments listed above. The unaudited pro forma financial information for the fiscal year ended September 30, 2009 combined the historical results of Avaya and NES for the fiscal year ended September 30, 2009, and the effects of the pro forma adjustments listed above.

The unaudited pro forma financial information for the fiscal year ended September 30, 2010 and 2009 was as follows:

	Fiscal year ended
	September 30,
In millions	2010	2009
Revenue	$5,476	$6,259
Net loss	$(1,004)	$(1,991)

Sale of AGC Networks Limited

On May 30, 2010, Avaya entered into a Share Purchase Agreement with Essar Services Holdings Limited (“Essar”) to sell its 59.13% ownership interest in AGC Networks Limited (formerly Avaya GlobalConnect Ltd.) (“AGC”), a publicly-traded Indian reseller of the Company’s products and services in the Indian and Australian markets, for $44.5 million in cash. The sale was consummated August 31, 2010. As a result of the sale, a $7 million gain was recognized and included in other income, net.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

The assets and liabilities of AGC sold are as follows and were not reduced for noncontrolling interest:

In millions
ASSETS SOLD
Cash and cash equivalents	$13
Accounts receivable	25
Inventory	5
Property, plant and equipment	5
Goodwill	36
Other	32

$116

LIABILITIES SOLD
Accounts payable	$14
Payroll and benefit obligations	4
Other	14

$32

Adomo, Inc.

On July 24, 2009, Avaya acquired all outstanding shares of Adomo, Inc. (“Adomo”) for $11 million, net of cash acquired. Adomo developed and held the rights to certain unified messaging solutions which Avaya intends to further develop and incorporate into future product lines. The purchase price was allocated to the net assets acquired based on their estimated fair values which included $12 million of IPRD, the fair value of which was determined using a royalty savings method. This technology is anticipated to benefit the Company when completed in fiscal 2011 after additional development and testing. At the time of acquisition, these technologies were in the development stages and did not meet the technological feasibility standard necessary for capitalization. In accordance with authoritative guidance on business combinations, these amounts were charged to the Consolidated Statements of Operations at the date of the acquisition. No goodwill was recognized in connection with this acquisition.

5. Goodwill

Goodwill is not amortized but is subject to periodic testing for impairment in accordance with ASC 350 at the reporting unit level which is one level below the Company’s operating segments. The test for impairment is conducted annually each September 30th or when events occur or circumstances change indicating that the fair value of a reporting unit may be below its carrying amount.

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

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The Company forecasted cash flows for each of its reporting units and took into consideration current economic conditions and trends, estimated future operating results, Avaya’s view of growth rates and anticipated future economic conditions. Revenue growth rates inherent in this forecast are based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional trends in the telecommunications industry and product evolution from a technological segment basis. Macro economic factors such as changes in economies, product evolutions, industry consolidations and other changes beyond Avaya’s control could have a positive or negative impact on achieving its targets.

September 30, 2010

At September 30, 2010, the Company performed its annual goodwill impairment test and determined that the respective book values of the Company’s reporting units did not exceed their estimated fair values and that it was not necessary to record impairment charges.

June 30, 2010

Upon classification of the AGC business, which represents a portion of certain Global Communication Solutions (“GCS”) and Avaya Global Services (“AGS”) reporting units, as held for sale, the Company tested the goodwill remaining in the portion of the reporting units to be retained for impairment, as of May 31, 2010, in accordance with the authoritative guidance. Based on this goodwill impairment test, the Company determined that the respective book values for these reporting units did not exceed their estimated fair values and goodwill was not impaired. Excluding the AGC transaction, which requires that goodwill be tested for impairment, the Company determined that no events occurred or circumstances changed during the nine months ended June 30, 2010 that would indicate that the fair value of a reporting unit may be below its carrying amount.

September 30, 2009

At September 30, 2009, the Company performed its annual goodwill impairment test and determined that the respective book values of the Company’s reporting units did not exceed their estimated fair values and that it was not necessary to record impairment charges.

March 31, 2009

During the three months ended March 31, 2009, the global economic downturn experienced during fiscal 2008 continued and negatively affected most markets beyond the Company’s expectations utilized in its annual testing of goodwill at September 30, 2008. Several of the Company’s customers and competitors reduced their financial outlooks or disclosed that they were experiencing very challenging market conditions with little visibility of a

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

rebound. Indications were that enterprises were not willing to spend on enterprise communications technology, and the revenue growth experienced in previous years was not expected in the near term. As demonstrated by the Company’s results, the demand for products fell as revenues for the six months ended March 31, 2009 were down when compared to the same period of the prior year. Cutbacks in spending, access to credit, employment variability, corporate profit growth, interest rates, energy prices, and other factors in specific markets were expected to further impact customer willingness to spend on communications technology in the near term. In March 2009, in response to these adverse business indicators, and the rapidly declining revenue trends experienced during the second quarter of the 2009 fiscal year, the Company reduced its near and long term financial projections. As a result of the deteriorating business climate during the second quarter of fiscal 2009, the Company determined that goodwill and long-lived assets should be tested for impairment.

The results from step one of the goodwill impairment test indicated that the estimated fair value of two GCS reporting units was less than the respective carrying value of its net assets (including goodwill) as of March 31, 2009 and as such the Company performed step two of the impairment test for these reporting units. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of the goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

During the three months ended March 31, 2009, the Company recorded an impairment to goodwill of $235 million associated with these GCS reporting units. The impairment was primarily the result of the continued weakness in the global economy. The reduced valuation of the affected reporting unit reflects the additional market risks, higher discount rates and the lower sales forecasts for the Company’s GCS product lines, which is consistent with economic trends at that time. The allocation discussed above is performed only for purposes of assessing goodwill for impairment; accordingly Avaya did not adjust the net book value of the assets and liabilities on its Consolidated Balance Sheets other than goodwill as a result of this process.

September 30, 2008

For the period October 27, 2007 through September 30, 2008, the Company recorded an impairment to goodwill of $899 million associated with the GCS segment. The impairment was primarily the result of the weakness in the economy, particularly in the U.S. The reduced valuation of the affected reporting units reflects the additional market risks, higher discount rates and the lower sales forecasts for the Company’s GCS product lines consistent with economic trends.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

The changes in the carrying amount of goodwill by operating segment are as follows:

In millions	Global Communications Solutions	Data	Avaya Global Services	Total
September 30, 2008	$1,469	$—	$2,487	$3,956
Impairment	(235)	—	—	(235)
Adjustments	(16)	—	(10)	(26)

September 30, 2009	$1,218	—	$2,477	$3,695
Acquisition of NES	219	—	206	425
Goodwill allocated to AGC	(13)	—	(23)	(36)
Adjustments	(3)	—	(6)	(9)

September 30, 2010	$1,421	$—	$2,654	$4,075

Balance as of September 30, 2010:
Goodwill	$2,555	$—	$2,654	$5,209
Accumulated Impairment	(1,134)	—	—	(1,134)

	$1,421	$—	$2,654	$4,075

“Adjustments” substantially pertain to the reversal of business restructuring reserves and tax valuation allowances.

6. Intangible Assets

Intangible assets include technology, customer relationships, trademarks and trade-names and other intangibles. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five to fifteen years.

The Company’s intangible assets consist of:

	September 30, 2009				September 30, 2010
In millions	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net
Existing technology, patents and licenses	$1,183	$486	$—	$697	$1,371	$777	$—	$594
Customer relationships and other intangibles	1,970	386	—	1,584	2,258	604	—	1,654
Trademarks and trade names	545	—	190	355	545	—	190	355

Total intangible assets	$3,698	$872	$190	$2,636	$4,174	$1,381	$190	$2,603

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

The Company’s trademarks and trade names are expected to generate cash flows indefinitely. Consequently, these assets are classified as indefinite-lived intangibles.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Prior to the goodwill testing discussed above, the Company tested its intangible assets with indefinite lives in accordance with ASC 360-10-35. ASC 360-10-35 requires that the fair value of intangible assets with indefinite lives be compared to the carrying value of those assets. In situations where the carrying value exceeds the fair value of the intangible asset, an impairment loss equal to the difference is recognized. The Company estimates the fair value of its indefinite-lived intangible assets using an income approach; specifically, based on discounted cash flows.

September 30, 2010 and 2009

At September 30, 2010 and 2009, the Company performed annual tests of recoverability of indefinite-lived intangible assets. The Company determined that the respective book values of the Company’s indefinite-lived intangible assets did not exceed their estimated fair values and that it was not necessary to record impairment charges.

March 31, 2009

The Company determined that the continued deterioration in the business climate discussed above was also an indicator requiring the interim testing of its long-lived assets and performed the appropriate testing as of March 31, 2009.

The estimated fair values of the Company’s indefinite-lived intangible assets using the discounted cash flows model was $355 million and accordingly, the Company recorded an impairment charge of $60 million related to trademark and trade name indefinite-lived intangible assets during the three months ended March 31, 2009. The impairment is predominantly the result of the weakness in the global economy that existed at that time. The reduced valuation of these intangible assets reflects the additional market risks, higher discount rates and the lower sales forecasts associated with these indefinite-lived intangible assets consistent with economic trends that existed at that time.

September 30, 2008

At September 30, 2008, the Company estimated the fair value of its indefinite-lived intangible assets, using the discounted cash flows model, at $415 million. Accordingly, the Company recorded an impairment charge of $130 million related to trademark and trade name indefinite-lived intangible assets for the period October 27, 2007 through September 30, 2008. The impairment is predominantly the result of the weakness in the economy, particularly in the U.S. that existed at that time. The reduced valuation of these intangible assets reflects the additional market risks, higher discount rates and the lower sales forecasts associated with these indefinite-lived intangible assets consistent with economic trends that existed at that time.

Future amortization expense of intangible assets for the years ending September 30 is as follows:

In millions	Estimated future amortization expense
2011	$481
2012	407
2013	275
2014	265
2015	242
2016 and thereafter	578

Total	$2,248

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

7. Supplementary Financial Information

Consolidated Statements of Operations Information

	Predecessor	Successor
In millions	Period from October 1, 2007 through October 26, 2007	Period from October 27, 2007 through September 30, 2008	Year ended September 30, 2009	Year ended September 30, 2010
DEPRECIATION AND AMORTIZATION
Amortization of software development costs included in costs	$5	$6	$32	$42
Amortization of intangible assets	5	418	455	509
Depreciation and amortization of property, plant and equipment and internal use software included in costs and operating expenses	13	192	165	140

Total depreciation and amortization	$23	$616	$652	$691

OTHER INCOME, NET
Interest income	$5	$19	$6	$5
(Loss) gain on foreign currency transactions	(1)	15	8	(1)
Gain on sale of AGC	—	—	—	7
Other, net	(3)	(8)	—	4

Total other income, net	$1	$26	$14	$15

Consolidated Balance Sheet Information

	Predecessor	Successor
In millions	Period from October 1, 2007 through October 26, 2007	Period from October 27, 2007 through September 30, 2008	Year ended September 30, 2009	Year ended September 30, 2010
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Accounts Receivable:
Balance at beginning of period	$59	$65	$58	$49
Charged to expense	6	—	(3)	—
Deductions	—	(7)	(6)	(10)

Balance at end of period	$65	$58	$49	$39

Deferred Tax Asset Valuation Allowance:
Balance at beginning of period	$149	$182	$185	$738
Charged to expense	2	3	193	330
Additions	—	—	360	26

Balance at end of period	$151	$185	$738	$1,094

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

In millions	September 30, 2009	September 30, 2010
PROPERTY, PLANT AND EQUIPMENT, NET
Land and improvements	$35	$21
Buildings and improvements	247	310
Machinery and equipment	183	232
Rental equipment	143	157
Assets under construction	4	3
Internal use software	108	129

Total property, plant and equipment	720	852
Less: Accumulated depreciation and amortization	(301)	(402)

Property, plant and equipment, net	$419	$450

Included in buildings and improvements is $24 million under a capital lease related to an office facility acquired in the Acquisition.

In millions	September 30, 2009	September 30, 2010
ACCUMULATED OTHER COMPREHENSIVE LOSS
Pension, postretirement and postemployment benefit-related items, net of tax	$(827)	$(1,014)
Cumulative translation adjustment	(95)	(28)
Unrealized loss on term loan interest rate swap	(82)	(37)
Unrealized loss on investments, net	(4)	(2)

Accumulated other comprehensive loss	$(1,008)	$(1,081)

Supplemental Cash Flow Information

	Predecessor	Successor
In millions	Period from October 1, 2007 through October 26, 2007	Period from October 27, 2007 through September 30, 2008	Year ended September 30, 2009	Year ended September 30, 2010
OTHER PAYMENTS
Interest payments	$—	$310	$348	$345
Income tax payments	$2	$39	$35	$39

8. Business Restructuring Reserves and Programs

Fiscal 2010 Restructuring Program

During the first quarter of fiscal 2010, in response to the global economic climate and in connection with the acquisition of NES, the Company began implementing initiatives designed to streamline the operations of the Company and generate cost savings and developed initiatives to eliminate overlapping processes and expenses associated with that acquisition. During the second and third quarters of fiscal 2010, the Company exited certain facilities and terminated or relocated certain employees. Restructuring charges recorded during fiscal year ended

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010, net of adjustments to previous periods, were $171 million, and include employee separation costs associated with involuntary employee severance actions primarily in Europe, Middle East and Africa (“EMEA”) and the U.S., as well as costs associated with closing and consolidating facilities. The headcount reductions and related payments identified in these actions are expected to be completed in fiscal 2011. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities are expected to continue through fiscal 2017. As the Company continues to evaluate its cost structure, additional restructuring opportunities may be identified.

The following table summarizes the components of the fiscal 2010 restructuring program:

In millions	Employee Separation Costs	Lease Obligations	Total
2010 restructuring charges	$151	$24	$175
Reserves acquired with NES	—	8	8
Cash payments	(76)	(8)	(84)
Impact of foreign currency fluctuations	1	—	1

Balance as of September 30, 2010	$76	$24	$100

Fiscal 2009 Restructuring Program

During fiscal 2009, as a response to the global economic downturn, the Company began implementing initiatives designed to streamline the operations of the Company and generate cost savings, which include exiting facilities and terminating or relocating employees. Restructuring charges recorded during fiscal 2009 associated with these initiatives were $160 million and include employee separation costs primarily associated with involuntary employee severance actions in Germany, as well as in the EMEA and U.S. regions. The headcount reductions and related payments identified in these actions are expected to be completed in fiscal 2011. Cash payments associated with lease obligations, net of sub-lease income, are expected to continue through fiscal 2020.

The following table summarizes the components of the fiscal 2009 restructuring program:

In millions	Employee Separation Costs	Lease Obligations	Total
2009 restructuring charges	$151	$9	$160
Cash payments	(44)	(1)	(45)
Impact of foreign currency fluctuations	5	—	5

Balance as of September 30, 2009	112	8	120
Cash payments	(88)	(3)	(91)
Adjustments (1)	(5)	—	(5)
Impact of foreign currency fluctuations	(7)	—	(7)

Balance as of September 30, 2010	$12	$5	$17

(1)	Included in adjustments are changes in estimates, whereby all increases and decreases in costs related to the Fiscal 2009 restructuring program are recorded to the restructuring charges line item in operating expenses in the period of the adjustment.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Fiscal 2008 Restructuring Reserve

In connection with the Merger, Avaya’s management and board of directors developed various plans and initiatives designed to streamline the operations of the Company and generate cost savings, which include exiting facilities and terminating or relocating employees. As a result, the Company recorded approximately $251 million of liabilities associated with involuntary employee severance actions and approximately $79 million established for future lease payments on properties expected to be closed or consolidated as part of these initiatives. These amounts include the remaining payments associated with the restructuring reserves of periods prior to the Merger. The headcount reductions associated with this restructuring program were substantially completed in 2009 and the related payments are expected to be completed in fiscal 2011. Cash payments associated with the lease obligations, net of sub-lease income, are expected to continue through 2020.

The following table summarizes the components of this reserve:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of September 30, 2008	$146	$67	$213
Cash payments	(89)	(11)	(100)
Adjustments (1)	(15)	(7)	(22)
Impact of foreign currency fluctuations	3	—	3

Balance as of September 30, 2009	45	49	94
Cash payments	(29)	(6)	(35)
Adjustments (1)	1	(8)	(7)
Impact of foreign currency fluctuations	(3)	(1)	(4)

Balance as of September 30, 2010	$14	$34	$48

(1)	Included in adjustments are changes in estimates, whereby all increases in costs related to the Fiscal 2008 restructuring reserve are recorded to the restructuring charges line item in operating expenses in the period of the adjustment and decreases in costs are recorded as adjustments to goodwill, as these reserves relate to actions taken prior to the Company’s adoption of ASC 805.

9. Financing Arrangements

In connection with the Merger on October 26, 2007 and the acquisition of NES on December 18, 2009, the Company entered into the following borrowing arrangements with several financial institutions. Long-term debt under these borrowing arrangements consists of the following:

In millions	September 30, 2009	September 30, 2010
Senior secured term B-1 loans	$3,700	$3,662
Senior secured incremental term B-2 loans	—	732
9.75% senior unsecured cash pay notes due 2015	700	700
10.125%/10.875% senior unsecured PIK toggle notes due 2015	750	834

	5,150	5,928
Debt maturing within one year	(38)	(48)

Long-term debt	$5,112	$5,880

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Senior Secured Credit Facility

The senior secured credit facility consists of (a) a senior secured multi-currency revolver allowing for borrowings of up to $200 million, (b) a $3,800 million senior secured term loan (the “term B-1 loans”), which was drawn in full on the closing date of the Merger, and (c) a $1,000 million incremental senior secured term loan (the “incremental term B-2 loans”), which was drawn in full at an original issue discount of 20.0% on December 18, 2009. The senior secured multi-currency revolver includes borrowing capacity available for letters of credit and for short-term borrowings, referred to as swingline loans, and is available in euros in addition to dollars. Borrowings are guaranteed by Parent and substantially all of the Company’s US subsidiaries. The facility is secured by substantially all assets of Parent, the Company and the subsidiary guarantors.

Borrowings under the term B-1 loans bear interest at a rate per annum equal to either a base rate or a LIBOR rate, in each case plus an applicable margin. The base rate is determined by reference to the higher of (1) the prime rate of Citibank, N.A. and (2) the federal funds effective rate plus   1/2 of 1%. The LIBOR rate is determined by a reference rate. The applicable margin for borrowings was 1.75% per annum with respect to the base rate and 2.75% per annum with respect to LIBOR borrowings.

In connection with the financing of the Acquisition, the Company received $800 million in exchange for incremental term B-2 loans payable with a face value of $1,000 million and detachable warrants to purchase 61.5 million shares of the Parent’s common stock. The incremental term B-2 loans bear interest at a rate equal to, at Avaya’s option, either (1) a LIBOR rate (subject to a floor of 3.0%) plus a margin of 7.5%, or (2) a base rate (subject to a floor of 4.0%) plus a margin of 6.5%. Except with respect to interest rates, the incremental term B-2 loans have substantially the same terms as the term B-1 loans, including the maturity dates, security interests, amortization, covenants and events of default. The terms of the incremental term B-2 loans were negotiated and agreed during the spring of 2009 at the time Avaya submitted its stalking horse bid for the Acquisition, and based on the agreed terms in relation to the market conditions existing at the time, the discount from the face amount of the loans was determined. In addition to receiving payments of principal and interest, upon funding of their loans at the closing of the Acquisition, Avaya’s financing sources that committed to provide the new term loans in July 2009 in connection with Avaya’s proposal to purchase NES received an aggregate commitment fee of $16 million. Proceeds from the issuance of the incremental term B-2 loans and associated warrants, net of commitment fees and reimbursement of the creditors’ costs of $1 million, was $783 million.

In accordance with GAAP, the Company allocated the net proceeds received at closing between debt and warrants based on their relative fair values. The estimated fair value of the incremental term B-2 loans on December 18, 2009 was $1,096 million and was estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (e.g. a Level 2 Input). The warrants have a term of 10 years, have an exercise price of $3.25 per share and an aggregate estimated fair value of $114 million. The fair value of each warrant was determined utilizing the Cox-Ross-Rubinstein (“CRR”) binomial option under the following assumptions: estimated fair value of underlying stock of $3.00; expected term to exercise of 10 years; expected volatility of 48.8%; risk-free interest rate of 3.6%; and no dividend yield. The Company allocated the net cash proceeds of $783 million received to the incremental term B-2 loans and the warrants based on their relative fair values, or $709 million and $74 million, respectively. The difference between the carrying value of the incremental term B-2 loans as calculated and the $1,000 million face value of the incremental term B-2 loans at the date of issuance will be accreted over the term of the debt as interest expense using the effective interest rate method. At September 30, 2010, the incremental term B-2 loans had a carrying value of $732 million which included $33 million of accreted interest expense for the period December 18, 2009 through September 30, 2010.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

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

In connection with the senior secured credit facility, the Company subsequently entered into interest rate swaps to effectively convert a portion of the floating-rate debt into fixed rate debt. During fiscal 2010 and 2009, the Company made interest payments aggregating $277 million and $239 million related to the term B-1 loans and incremental term B-2 loans portion of this facility, respectively, net of related swaps. In addition to paying interest on outstanding principal under the Company’s senior secured credit facility, the Company is required to pay a commitment fee of 0.50% per annum in respect of unutilized commitments under the revolver portion of this facility.

The Company is required to make scheduled quarterly principal payments under the term B-1 loans and the incremental term B-2 loans equal to 0.25%, or $12 million, of the original face value of the loans, with the final maturity of October 26, 2014. During fiscal 2010 and 2009, the Company paid $48 million and $38 million in aggregate quarterly principal payments on the term B-1 loans and the incremental term B-2 loans, respectively. In addition, in fiscal 2009, the Company also made an annual principal payment equal to 50% of the Company’s prior year excess cash flow, as defined in the senior secured credit facility. The excess cash flow payment associated with the period ended September 30, 2008 was $34 million and was made in January 2009. No such excess cash payment was required during fiscal 2010 based on fiscal 2009 cash flows. As of September 30, 2010, the remaining face value, after all principal payments to date, of the term B-1 loans and the incremental term B-2 loans was $3,662 million and $990 million, respectively. The principal amount of the loans outstanding under the revolver portion of this facility is due and payable in full on October 26, 2013. There were no outstanding borrowings under the senior secured multi-currency revolver as of September 30, 2010 or 2009.

Senior Unsecured Notes

The Company issued $700 million of unsecured cash-pay notes and $750 million of unsecured PIK toggle notes. The interest rate for the cash-pay notes is fixed at 9.75% and the interest rates for the cash interest and PIK interest portions of the PIK-toggle notes are fixed at 10.125% and 10.875%, respectively. The Company may prepay the senior unsecured notes commencing November 1, 2011 at 104.875% of the cash pay note and at 105.0625% of PIK toggle note principal amount, which decreases to 102.4375% and 102.5313%, respectively, on November 1, 2012 and to 100% of each on or after November 1, 2013. In addition, the Company could redeem up to 35% of the original aggregate principal balance of the senior unsecured notes at any time prior to November 1, 2010 with the net proceeds of certain equity offerings at 109.75% of the cash pay notes redeemed and at 110.125% of the PIK toggle note principal amount redeemed.

In accordance with its debt agreements, the Company was required to file a registration statement with the SEC to provide for the exchange of the senior unsecured notes for publicly registered securities having similar terms to the senior unsecured notes. The agreements provided that the Company use reasonable efforts to have such registration statement effective and the exchange offer completed prior to October 24, 2009 (the “Effectiveness Date”). In connection with the then pending acquisition of NES, SEC regulations required that the Company include in its registration statement certain audited financial statements of NES. The preparation of these financial statements was outside of the control of the Company and they were not available prior to the Effectiveness Date. Therefore, the registration statement could not be completed by the Effectiveness Date. The

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Company was required to pay additional interest on the senior unsecured notes at the rate of $0.05 per week per $1,000 principal amount for the first 90-day period immediately following the Effectiveness Date, and such rate was due to increase by an additional $0.05 per week per $1,000 principal amount with respect to each subsequent 90-day period until the exchange offer was completed, up to a maximum additional interest rate of $0.10 per week per $1,000 principal amount. Avaya’s Registration Statement on Form S-4 was filed with the SEC on December 23, 2009 and declared effective by the SEC on January 14, 2010. The Company subsequently completed the exchange offer on February 12, 2010. The additional interest expense associated with this debt of $1 million was expensed through September 30, 2009 when such additional interest became probable in accordance with GAAP.

For the periods May 1, 2009 through October 31, 2009 and November 1, 2009 through April 30, 2010, the Company has elected to pay interest in kind on its senior PIK toggle notes. Payment in kind interest of $41 million and $43 million was added, for these periods, respectively, to the principal amount of the senior unsecured notes effective November 1, 2009 and May 1, 2010, respectively, and will be payable when the senior unsecured notes become due on November 1, 2015. At September 30, 2010, the principal amount due under the PIK toggle notes includes $84 million of PIK interest. On April 30, 2010, the Company delivered notice to its creditors that, with respect to the interest period of May 1, 2010 to October 31, 2010, the Company will make such payments in cash interest. On October 29, 2010, the Company delivered notice to its creditors that, with respect to the interest period of November 1, 2010 to April 30, 2011, the Company will make such payments in cash interest.

Senior Secured Asset-Based Credit Facility

The Company’s senior secured multi-currency asset based revolving credit facility allows for senior secured borrowings of up to $335 million, subject to availability under a borrowing base, of which $150 million may be in the form of letters of credit. The borrowing base at any time equals the sum of 85% of eligible accounts receivable plus 85% of the net orderly liquidation value of eligible inventory, subject to certain reserves and other adjustments. The Company and substantially all of its U.S. subsidiaries are borrowers under this facility, and borrowings are guaranteed by Parent, the Company and substantially all of the Company’s U.S. subsidiaries. The facility is secured by substantially all of the assets of Parent, the Company and the subsidiary guarantors. The senior secured multi-currency asset based revolving credit facility also provides the Company with the right to request up to $100 million of additional commitments under this facility. The principal amount outstanding under this facility is payable in full on October 26, 2013. At September 30, 2010 and 2009, there were no borrowings under this facility. At September 30, 2010 and 2009 there were $53 million and $47 million of letters of credit issued in the ordinary course of business under the senior secured multi-currency revolver resulting in remaining availability of borrowings under that facility of $237 million and $200 million, respectively.

Borrowings under this facility bear interest at a rate per annum equal to either a base rate or a LIBOR rate plus an applicable margin in each case. The base rate is determined by reference to the higher of (1) the prime rate of Citicorp USA, Inc. and (2) the federal funds effective rate plus  1/2 of 1%. The LIBOR rate is determined by a reference rate. The applicable margin for borrowings at September 30, 2010 was 0.50% per annum with respect to base rate borrowings and 1.50% per annum with respect to LIBOR borrowings. In addition to paying interest on outstanding principal under this facility, the Company is required to pay a commitment fee of 0.25% per annum in respect of the unutilized portion under this facility.

On October 10, 2008, the Company borrowed $175 million under this facility, which was repaid in full on October 15, 2008.

As of September 30, 2010, the Company was not in default under any of these borrowing arrangements.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

In connection with the Company’s borrowing arrangements, the Company capitalized financing costs of $5 million during fiscal 2010, $29 million during fiscal 2009 and $131 million during the period October 27, 2007 through September 30, 2008, primarily consisting of facility, legal and advisory fees. The Company is amortizing these costs over the terms of the related facilities. Included in interest expense for fiscal 2010, fiscal 2009 and the period October 27, 2007 through September 30, 2008 was $23 million, $22 million and $17 million of amortization of deferred finance costs, respectively.

All of the above borrowing arrangements, including the indenture, contain a number of covenants, that, among other things and subject to certain exceptions, restrict the Company’s ability and the ability of certain of its subsidiaries to: (a) incur or guarantee additional debt and issue or sell certain preferred stock; (b) pay dividends on, redeem or repurchase the Company’s capital stock; (c) make certain acquisitions or investments; (d) incur or assume certain liens; (e) enter into transactions with affiliates; (f) merge or consolidate with another company; (g) transfer or otherwise dispose of assets; (h) redeem subordinated debt; (i) incur obligations that restrict the ability of the Company’s subsidiaries to make dividends or other payments to us; and (j) create or designate unrestricted subsidiaries. They also contain customary affirmative covenants and events of default.

Affiliates of Silver Lake and TPG have acquired debt or debt securities issued by Avaya in open market transactions or through loan syndications.

The weighted average interest rate of the Company’s outstanding debt at September 30, 2010 was 6.0%, excluding the impact of the interest rate swaps described in Note 10, “Derivatives and Other Financial Instruments.”

Annual maturities of long-term debt for each of the next five years ending September 30 and thereafter consist of:

In millions
2011	$48
2012	48
2013	48
2014	48
2015	4,475
2016 and thereafter	1,519

$6,186

Termination of Prior Credit Facility

On October 26, 2007, in connection with the Merger, the Company terminated its Amended and Restated Five Year Revolving Credit Facility Agreement with a syndicate of lenders and Citicorp USA, Inc., as agent for the lenders, dated February 23, 2005. The unsecured credit facility provided for $400 million of borrowing of which $150 million may have been in the form of letters of credit.

Capital Lease Obligations

Included in other liabilities is $25 million of capital lease obligations, primarily associated with an office facility assumed in the acquisition of NES.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

10. Derivatives and Other Financial Instruments

Interest Rate Swaps

The Company uses interest rate swaps to manage the amount of its floating rate debt in order to reduce its exposure to variable rate interest payments associated with the senior secured credit facility. In connection with the debt arrangements entered into upon closing of the Merger, the Company entered into five interest rate swap agreements in November 2007 (“2007 swaps”). These swaps had an aggregate notional amount of $2,400 million. One of the 2007 swaps with a notional amount of $200 million matured on November 26, 2008 and one with a notional amount of $700 million matured on November 26, 2009. On March 5, 2008 the Company entered into two additional interest rate swaps (“2008 swaps”) with an aggregate notional amount of $800 million, one of which with a notional amount of $550 million matured on November 27, 2009. On August 23, 2010, the Company entered into two additional interest rate swaps (“2010 swaps”) with an aggregate notional amount of $1,500 million. The Company pays the counterparty fixed interest payments for the term of the swap and receives variable interest payments based on three-month LIBOR from the counterparties. The net receipt or payment from the interest rate swap agreements is included in interest expense and is paid on the 26th day of each February, May, August and November.

The interest rate swaps are designated as cash flow hedges. The fair value of the interest rate swaps are reflected as an asset or liability in the Consolidated Balance Sheets and reported as a component of other comprehensive loss and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instrument representing hedge ineffectiveness are recognized in current earnings. The fair value of the interest rate swaps are estimated as the net present value of their projected cash flows at the balance sheet date.

The details of these swaps are as follows:

In millions	Effective Date	Maturity Date	Notional Amount	Floating Rate Received by Avaya	Fixed Rate Paid by Avaya
3-year swap	November 26, 2007	November 26, 2010	$1,000	3-month LIBOR	4.379%
4-year swap	November 26, 2007	November 26, 2011	200	3-month LIBOR	4.485%
5-year swap	November 26, 2007	November 26, 2012	300	3-month LIBOR	4.591%

Notional amount—2007 swaps			1,500

2.5-year swap	May 27, 2008	November 26, 2010	250	3-month LIBOR	2.984%

Notional amount—2008 swaps			250

3-year swap	August 26, 2010	August 26, 2013	750	3-month LIBOR	1.160%
3-year swap	August 26, 2010	August 26, 2013	750	3-month LIBOR	1.135%

Notional amount—2010 swaps			1,500

Notional amount—Total			$3,250

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the gains and losses of the interest rate contracts qualifying and designated as cash flow hedging instruments under ASC 815:

In millions	Period from October 1, 2007 through September 30, 2008	Year ended September 30, 2009	Year ended September 30, 2010
Loss (Gain) on interest rate swaps
Recognized in other comprehensive income	$43	$56	$(45)

Reclassified from accumulated other comprehensive income into interest expense	$19	$76	$76

Recognized in operations (ineffective portion)	$—	$—	$—

The Company expects to reclassify approximately $38 million from accumulated other comprehensive loss into expense in the next twelve months related to the Company’s interest rate swaps based on the projected borrowing rates at September 30, 2010.

Foreign Currency Forward Contracts

The Company utilizes foreign currency forward contracts primarily to manage short-term exchange rate exposures on certain receivables, payables and intercompany loans residing on foreign subsidiaries’ books, which are denominated in currencies other than the subsidiary’s functional currency. When those items are revalued into the subsidiaries’ functional currencies at the month-end exchange rates, the fluctuations in the exchange rates are recognized in the Consolidated Statements of Operations as the other income (expense), net. Changes in the fair value of the Company’s foreign currency forward contracts used to offset these exposed items are also recognized in the Consolidated Statements of Operations as other income (expense), net in the period in which the exchange rates change. During the periods ended September 30, 2010 and 2009, the changes in the fair value of the foreign currency forward contracts were substantially offset by changes resulting from the revaluation of the items subject to foreign currency exposure.

The gains and losses of the foreign currency forward contracts included in other income (expense) were $27 million, ($24) million, ($7) million and $8 million for fiscal years 2010 and 2009 and the periods October 27, 2007 through September 30, 2008 and October 1, 2007 through October 26, 2007, respectively.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

The notional amount of the Company’s financial instruments represents the face amount of the contractual arrangements and the basis on which U.S. dollars are to be exchanged. They are not a measure of market or credit exposure. The notional amounts as of September 30, 2010 and 2009 of the Company’s foreign currency forward contracts were $858 million and $568 million, respectively. The following table summarizes these notional amounts that principally represent the equivalent in U.S. dollars for contracts in their respective currencies:

In millions	September 30, 2009	September 30, 2010
euros	$188	$429
British pound sterling	168	170
Canadian dollars	6	64
Australian dollars	42	53
Singapore dollars	36	11
Mexican peso	25	23
Hungarian forints	23	20
Japanese yen	17	19
All other foreign currencies	63	69

	$568	$858

The following table summarizes the estimated fair value of derivatives:

In millions	September 30, 2009			September 30, 2010
Balance Sheet Location	Total	Foreign Currency Forward Contracts	Interest Rate Swaps	Total	Foreign Currency Forward Contracts	Interest Rate Swaps
Other current assets	$3	$3	$—	$5	$5	$—
Other current liabilities	(79)	(6)	(73)	(67)	(23)	(44)
Other non-current liabilities	(26)	—	(26)	(18)	—	(18)

Net (Liability) Asset	$(102)	$(3)	$(99)	$(80)	$(18)	$(62)

11. Fair value measures

Effective October 1, 2008, the Company measures and discloses its financial assets and financial liabilities at fair value in accordance with guidance provided by ASC 820. ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

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

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Asset and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and 2009 were as follows:

	Fair Value Measurements Using
In millions	September 30, 2010	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Current Assets:
Foreign currency forward contracts	$5	$5	$—	$—

Other Non-Current Assets:
Investments	$10	$10	$—	$—

Other Current Liabilities:
Foreign currency forward contracts	$23	$23	$—	$—
Interest rate swaps	44	—	44	—

	$67	$23	$44	$—

Other Non-Current Liabilities:
Interest rate swaps	$18	$—	$18	$—

	Fair Value Measurements Using
In millions	September 30, 2009	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Current Assets:
Foreign currency forward contracts	$3	$3	$—	$—

Other Non-Current Assets:
Investments	$9	$9	$—	$—

Other Current Liabilities:
Foreign currency forward contracts	$6	$6	$—	$—
Interest rate swaps	73	—	73	—

	$79	$6	$73	$—

Other Non-Current Liabilities:
Interest rate swaps	$26	$—	$26	$—

Interest rate swaps classified as Level 2 liabilities are priced using non-binding market prices that are corroborated by observable market data, or discounted cash flow techniques. These are classified as Level 2 as they are not actively traded and are valued using pricing models that use observable market inputs.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Fair Value of Financial Instruments

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximate carrying values because of the short-term nature of these instruments.

During the three months ended March 31, 2010, following the effectiveness of the Company’s Registration Statement on Form S-4 and the completion of the related exchange offer, the market for the Company’s debt became active. As such, the Company changed the valuation technique for the borrowing arrangements to a market approach using quoted market prices. Accordingly, the fair values of the amounts borrowed under the Company’s financing arrangements at September 30, 2010 were estimated using a Level 1 input instead of a Level 2 discounted cash flow analysis input as used in the year ended September 30, 2009.

The estimated fair values of the amounts borrowed under the Company’s credit agreements at September 30, 2010 and 2009 are as follows:

	September 30, 2009		September 30, 2010
In millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior secured term B-1 loans	$3,700	$3,161	$3,662	$3,250
Senior secured incremental term B-2 loans	—	—	732	1,018
9.75% senior unsecured cash pay notes due 2015	700	697	700	665
10.125%/10.875% senior unsecured PIK toggle notes due 2015	750	692	834	792

Total	$5,150	$4,550	$5,928	$5,725

12. Income Taxes

The (benefit from) provision for income taxes is comprised of U.S. Federal, state and non-U.S. taxes. A reconciliation of the Company’s loss before income taxes at the U.S. Federal statutory rate to the (benefit from) provision for income taxes is as follows:

	Predecessor	Successor
In millions	Period from October 1, 2007 through October 26, 2007	Period from October 27, 2007 through September 30, 2008	Year ended September 30, 2009	Year ended September 30, 2010
Income tax benefit computed at the U.S. Federal statutory rate of 35%	$(39)	$(522)	$(286)	$(300)
State and local income taxes (benefit), net of federal income tax effect	(2)	(20)	17	(3)
Tax differentials on foreign earnings	12	3	26	25
Non-deductible transaction costs	3	—	6	(6)
Research and experimental credit	—	(2)	(7)	4
Non-deductible portion of goodwill impairment	—	306	81	—
Other differences—net	2	21	10	11
Subsidiary divestiture	—	—	—	13
Audit settlements	—	—	—	(28)
In-process research and development charge	—	28	4	—
Valuation allowance	—	3	179	302

(Benefit from) provision for income taxes	$(24)	$(183)	$30	$18

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

In fiscal 2010, $233 million of the $302 million increase in the valuation allowance relates to net deferred tax assets generated from pre-tax book losses in the U.S. and $69 million outside the U.S. In fiscal 2009, $111 million of the $179 million increase in the valuation allowance relates to net deferred tax assets generated from pre-tax book tax losses in the U.S. and $68 million outside of the U.S., primarily in Germany. The reconciliations for fiscal 2009 and for the period October 27, 2007 through September 30, 2008 include the effects of the non-deductible portion of goodwill impairment and non-deductible IPRD charge.

On March 23, 2010 the Patient Protection and Affordable Care Act (PPACA) was signed into law, and on March 30, 2010 the Health Care and Education Reconciliation Act of 2010 (H.R. 4872), which makes various amendments to certain aspects of the PPACA, was also signed. The PPACA effectively changes the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D. As a result of the PPACA and H.R. 4872, these subsidy payments will effectively become taxable in tax years beginning after December 31, 2012 or in the Company’s fiscal year ending September 30, 2014. Due to the valuation allowance on the Company’s U.S. deferred tax assets, the signing of the PPACA and H.R. 4872 has no net financial statement impact.

The following table presents the U.S. and foreign components of income (loss) before income taxes and the provision for (benefit from) income taxes for fiscal 2010 and 2009, and the periods October 1, 2007 through October 26, 2007 and October 27, 2007 through September 30, 2008:

	Predecessor	Successor
In millions	Period from October 1, 2007 through October 26, 2007	Period from October 27, 2007 through September 30, 2008	Year ended September 30, 2009	Year ended September 30, 2010
LOSS BEFORE INCOME TAXES:
U.S.	$(65)	$(1,521)	$(704)	$(647)
Foreign	(47)	32	(111)	(206)

Loss before income taxes	$(112)	$(1,489)	$(815)	$(853)

(BENEFIT FROM) PROVISION FOR INCOME TAXES:
CURRENT
Federal	$—	$—	$—	$(1)
State and local	—	—	3	—
Foreign	(3)	35	43	32

Subtotal	$(3)	$35	$46	$31

DEFERRED
Federal	$(16)	$(165)	$(45)	$1
State and local	(4)	(29)	21	(3)
Foreign	(1)	(24)	8	(11)

Subtotal	$(21)	$(218)	$(16)	$(13)

(Benefit from) provision for income taxes	$(24)	$(183)	$30	$18

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

The components of deferred tax assets and liabilities as of September 30, 2010 and 2009 are as follows:

In millions	September 30, 2009	September 30, 2010
DEFERRED INCOME TAX ASSETS:
Benefit obligations	$712	$801
Accrued liabilities	—	11
Net operating loss / credit carryforwards	827	854
Property, plant and equipment	12	30
Other	92	102
Valuation allowance	(738)	(1,094)

Gross deferred tax assets	905	704

DEFERRED INCOME TAX LIABILITIES:
Goodwill & intangible assets	(1,018)	(829)
Other	(1)	(4)

Gross deferred tax liabilities	(1,019)	(833)

Net deferred tax asset (liability)	$(114)	$(129)

As of September 30, 2010, the Company had tax-effected NOL carryforwards of $777 million, comprised of $523 million for U.S. federal, state and local taxes and $254 million for foreign taxes, primarily in Germany. U.S. federal and state NOL carryforwards expire through the year 2030, with the majority expiring in excess of 10 years. The majority of foreign NOL carryforwards (after-tax) have no expiration. Additionally, the Company has various other tax credit carryforwards totaling $77 million. Of this total, $28 million expire within five years, $17 million expire between five and 15 years and $32 million expire in excess of 15 years.

As a result of the Merger, a significant change in the ownership of the Company occurred which, pursuant to Section 382 of the U.S. Internal Revenue Code, will limit on an annual basis the Company’s ability to utilize its federal NOLs. The Company’s NOLs will continue to be available to offset taxable income (until such NOLs are either used or expire) subject to the Section 382 annual limitation. If the Section 382 annual limitation amount is not fully utilized in a particular tax year, then the unused portion from that particular tax year will be added to the Section 382 annual limitation in subsequent years.

In the period October 27, 2007 through September 30, 2008 and fiscal 2009, Avaya recognized significant impairments to its intangible assets and goodwill which contributed to a significant book taxable loss in the U.S. The Company also incurred and expects to continue to incur significant interest expense related to its debt and amortization and depreciation expense associated with the step-up in basis of its assets in purchase accounting. As a result of continuing pre-tax losses incurred subsequent to the Merger, as of September 30, 2010, excluding the U.S. deferred tax liabilities on indefinite-lived intangible assets, the Company’s deferred tax assets exceed its deferred tax liabilities in the U.S. Further, as of September 30, 2010, the Company is in a three-year cumulative book taxable loss position in the U.S.

In assessing the realization of U.S. deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considered the scheduled reversal of U.S. deferred tax assets and liabilities, projected future U.S. taxable income, and certain distinct tax planning strategies in making this assessment. Based on this assessment, in fiscal 2009 and 2010, the Company determined that it is more likely than not that the U.S. deferred tax assets to the extent they exceed the scheduled reversal of deferred tax liabilities will not be realized. Accordingly, the Company has provided a valuation allowance against its U.S. net deferred tax assets which has and will continue to adversely affect its effective income tax rate.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

At September 30, 2010, the valuation allowance of $1,094 million is comprised of $786 million relating to U.S. deferred tax assets and $308 million relating to foreign deferred tax assets for which $180 million relates to its German operations. In fiscal 2010, the Company recorded an increase of $356 million to its valuation allowance. The increase in the valuation allowance is comprised of a $330 million charge included in the provision for income taxes.

The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on $263 million and $286 million of undistributed earnings of its non-U.S. subsidiaries as of September 30, 2009 and 2010, respectively, since the Company intends to reinvest these earnings indefinitely.

On October 1, 2007, the Company adopted the provisions of ASC 740-10 related to uncertain tax positions. The Company’s policy to include interest and penalties related to income taxes within the provision for income taxes did not change as a result of the adoption. Included in the calculation of benefit from income taxes for the period October 27, 2007 through September 30, 2008 is interest expense of $6 million. Included in the calculation of provision for income taxes in fiscal 2009 and fiscal 2010 is interest expense of $6 million and interest benefit of $10 million, respectively. As of September 30, 2010, the Company had gross unrecognized tax benefits (“UTB”) of $185 million. Also, included in non-current liabilities is $7 million relating to audits by state and local and foreign taxing authorities for the periods prior to the Company’s separation from Alcatel-Lucent pursuant to the Company’s Tax Sharing Agreement. Further, an additional $28 million for gross interest and penalties relating to these amounts had been classified as non-current liabilities. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in connection with these tax liabilities.

The Company files corporate income tax returns with the federal government in the U.S. and with multiple U.S. state and local jurisdictions and non-U.S. tax jurisdictions. In the ordinary course of business these income tax returns will be examined by the tax authorities. The Internal Revenue Service (“IRS”) has completed its examination of the Company’s U.S. Federal income tax returns for fiscal years ended September 30, 2005 and 2006 and is now beginning its examination for fiscal year ended September 30, 2007 and for the period from October 1, 2007 through October 26, 2007. Various state, local, and foreign income tax returns are under examination by taxing authorities for tax years ranging from 2001 through 2008, including those income tax returns filed with the German, U.K. and Canadian tax authorities. It is reasonably possible that the total amount of UTB will increase or decrease in the next 12 months as a result of these examinations; however, quantification of an estimated range cannot be made at this time.

The following table summarizes gross UTBs for fiscal 2010 and 2009:

In millions
Gross UTB balance at September 30, 2008	$224
Additions based on tax positions relating to the period	4
Additions based on tax positions relating to prior periods	5

Gross UTB balance at September 30, 2009	233
Additions based on tax positions relating to the period	15
Additions based on tax positions relating to prior periods	12
Settlements with taxing authorities	(70)
Statute of limitations expirations	(5)

Gross UTB balance at September 30, 2010	$185

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

13. Benefit Obligations

Pension, Postretirement and Postemployment Benefits

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

The Company’s general funding policy with respect to the qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations, or to directly pay benefits where appropriate. Contributions to the U.S. pension plans were $18 million, $51 million, $2 million and $24 million, for fiscal 2010 and 2009 and for the period October 1, 2007 through October 26, 2007 and the period October 27, 2007 through September 30, 2008, respectively. Contributions to the non-U.S. pension plans were $20 million, $18 million, $1 million and $16 million, for fiscal 2010 and 2009 and for the period October 1, 2007 through October 26, 2007, the period October 27, 2007 through September 30, 2008, respectively. The contributions to the U.S. pension plans for fiscal 2010 and 2009 and the period October 27, 2007 through September 30, 2008 included payments totaling $6 million, $8 million and $6 million, respectively, for certain pension benefits that were not pre-funded. Cash contributions of $12 million, $43 million, $2 million and $18 million were made to satisfy the minimum statutory funding requirements for fiscal 2010 and 2009 and the period October 1, 2007 through October 26, 2007, the period October 27, 2007 through September 30, 2008, respectively. In fiscal 2011, the Company estimates that it will make payments totaling $7 million for certain U.S. pension benefits that are not pre-funded, contributions totaling $72 million to satisfy the minimum statutory funding requirements in the U.S. and contributions totaling $24 million for non-U.S. plans.

Most postretirement medical benefits are not pre-funded. Consequently, the Company makes payments as these retiree medical benefits are disbursed. However, in compliance with the terms of the Agreement with the CWA and IBEW, the Company will contribute $5 million at the beginning of each calendar year 2010 through 2012 to fund retirement medical benefits for the U.S. represented employees. The Company also had a contractual obligation to contribute $47 million each calendar year 2007 through 2009 in compliance with the terms of a 2006 agreement between the Company and the CWA and IBEW, which was fulfilled by the Company’s final contribution of $12 million during the first quarter of fiscal 2010. At the end of each calendar year, any unused portion of the contributions will be carried forward to offset the subsequent year’s retiree medical and dental costs, if any, which would otherwise be the obligation of the retirees. As a result, contributions plus payments for retiree medical and dental benefits were $70 million, $66 million, $5 million and $60 million, for fiscal 2010 and 2009 and for the period October 1, 2007 through October 26, 2007 and the period October 27, 2007 through September 30, 2008, respectively. In fiscal 2011, estimated contributions plus payments for retiree medical and dental benefits total $61 million.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

A reconciliation of the changes in the benefit obligations and fair value of assets of the defined benefit pension and postretirement plans, the funded status of the plans, and the amounts recognized in the Consolidated Balance Sheets is provided in the tables below:

	Pension Benefits U.S.		Pension Benefits Non-U.S.		Postretirement Benefits
	September 30,		September 30,		September 30,
In millions	2009	2010	2009	2010	2009	2010
CHANGE IN BENEFIT OBLIGATION
Benefit obligation as of beginning of period	$2,449	$2,927	$371	$466	$592	$707
Liability assumed in the Acquisition	—	—	—	3	—	—
Service cost	7	8	7	9	3	4
Interest cost	177	160	24	23	42	37
Amendments	11	—	—	—	13	(12)
Actuarial loss	520	260	53	72	125	12
Benefits paid	(237)	(225)	(16)	(18)	(68)	(73)
Exchange rate movements	—	—	21	(32)	—	—
Curtailments, settlements and other	—	—	6	(1)	—	—

Benefit obligation as of end of period	$2,927	$3,130	$466	$522	$707	$675

CHANGE IN PLAN ASSETS
Fair value of plan assets as of beginning of period	$2,051	$1,954	$27	$33	$125	$123
Actual return on plan assets	82	298	3	7	—	14
Employer contributions	51	18	18	20	66	70
Benefits paid	(237)	(225)	(16)	(18)	(68)	(73)
Exchange rate movements	—	—	1	(2)	—	—
Settlements and other	7	1	—	(1)	—	—

Fair value of plan assets as of end of period	$1,954	$2,046	$33	$39	$123	$134

AMOUNT RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSISTS OF:
Noncurrent assets	$—	$—	$—	$—	$—	$—
Accrued benefit liability, current	(7)	(7)	(18)	(20)	(66)	(63)
Accrued benefit liability, noncurrent	(966)	(1,077)	(415)	(463)	(518)	(478)

Net amount recognized	$(973)	$(1,084)	$(433)	$(483)	$(584)	$(541)

AMOUNT RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS (PRE-TAX) CONSISTS OF:
Net prior service cost	$10	$9	$—	$—	$12	$(5)
Net actuarial loss	867	979	1	68	94	103

Net amount recognized	$877	$988	$1	$68	$106	$98

In fiscal 2010, an amendment to the postretirement benefit plan for U.S. salaried employees, which placed a cap on the amount of basic life insurance coverage for participants who retired effective January 1, 2010 or later, resulted in a $12 million decrease to the Company’s postretirement benefit obligation. In fiscal 2009, plan amendments to increase the pension benefit for U.S. represented employees who terminated employment on or after July 1, 2009 and to contribute $5 million at the beginning of each calendar year 2010 through 2012 to fund retirement medical benefits for U.S. represented employees pursuant to the terms of the Agreement, resulted in a $11 million increase to the Company’s pension obligation and a $13 million increase to the Company’s postretirement benefit obligation. These amounts were charged to accumulated unrecognized postretirement benefit obligation in the periods the amendments were finalized.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table provides the accumulated benefit obligation for all defined benefit pension plans and information for pension plans with an accumulated benefit obligation in excess of plan assets:

	U.S. Plans		Non - U.S. Plans
	September 30,		September 30,
In millions	2009	2010	2009	2010
Accumulated benefit obligation for all plans	$2,927	$3,130	$452	$504

Plans with accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$2,927	$3,130	$430	$514
Accumulated benefit obligation	2,927	3,130	425	500
Fair value of plan assets	1,954	2,046	3	34

Estimated future benefits expected to be paid in each of the next five fiscal years, and in aggregate for the five fiscal years thereafter, are presented below:

	Pension Benefits		Other Benefits	Federal Prescription Drug Subsidy Receipts
In millions	US	Non-U.S.
2011	$209	$22	$65	$1
2012	210	23	62	2
2013	210	25	54	3
2014	210	25	51	3
2015	209	25	50	3
2016—2020	1,040	143	214	20

Total	$2,088	$263	$496	$32

The components of the pension net periodic benefit cost (credit) for the period October 1, 2007 through October 26, 2007, the period October 27, 2007 through September 30, 2008 and fiscal 2009 and 2010 are provided in the tables below:

	Pension Benefits - U.S.
	Predecessor	Successor
In millions	Period from October 1, 2007 through October 26, 2007	Period from October 27, 2007 through September 30, 2008	Year ended September 30, 2009	Year ended September 30, 2010
Components of net periodic benefit cost (credit)
Service cost	$1	$10	$7	$8
Interest cost	14	156	177	160
Expected return on plan assets	(17)	(192)	(197)	(183)
Amortization of unrecognized prior service cost	—	—	—	1
Amortization of previously unrecognized net actuarial loss	2	—	—	33

Net periodic benefit cost (credit)	$—	$(26)	$(13)	$19

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

	Pension Benefits - Non-U.S.
	Predecessor	Successor
In millions	Period from October 1, 2007 through October 26, 2007	Period from October 27, 2007 through September 30, 2008	Year ended September 30, 2009	Year ended September 30, 2010
Components of Net Periodic Benefit Cost
Service cost	$1	$9	$7	$9
Interest cost	2	21	24	23
Expected return on plan assets	—	(1)	(2)	(2)
Amortization of previously unrecognized net actuarial gain	—	—	(2)	—
Curtailment, settlement gain	—	—	1	1

Net periodic benefit cost	$3	$29	$28	$31

The components of the postretirement net periodic benefit cost for the period October 1, 2007 through October 26, 2007, the period October 27, 2007 through September 30, 2008 and fiscal 2009 and 2010 are provided in the table below:

	Postretirement Benefits - U.S.
	Predecessor	Successor
In millions	Period from October 1, 2007 through October 26, 2007	Period from October 27, 2007 through September 30, 2008	Year ended September 30, 2009	Year ended September 30, 2010
Components of Net Periodic Benefit Cost
Service cost	$—	$4	$3	$4
Interest cost	3	38	42	37
Expected return on plan assets	—	(8)	(10)	(12)
Amortization of unrecognized prior service cost	3	—	1	5
Amortization of previously unrecognized net actuarial loss	—	—	—	1

Net periodic benefit cost	$6	$34	$36	$35

The estimated amounts to be amortized from accumulated other comprehensive income into net periodic benefit cost during fiscal 2011 are provided in the table below:

In millions	Pension Benefits - US	Pension Benefits - Non-US	Postretirement Benefits
Amortization of prior service cost	$1	$—	$3
Recognized net actuarial loss	64	1	2

	$65	$1	$5

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

The weighted-average assumptions used to determine the projected benefit obligation and net periodic benefit cost for the pension plans are provided in the tables below:

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.
	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010
Weighted-average assumptions used to determine benefit obligations
Discount rate	5.65%	4.95%	5.55%	4.34%
Rate of compensation increase	4.00%	4.00%	3.29%	3.28%

	Pension Benefits - U.S.
	Predecessor	Successor
	Period from October 1, 2007 through October 26, 2007	Period from October 27, 2007 through September 30, 2008	Year ended September 30, 2009	Year ended September 30, 2010
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	6.30%	6.30%	7.60%	5.65%
Expected return on plan assets	9.00%	9.00%	8.75%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

	Pension Benefits - Non-U.S.
	Predecessor	Successor
	Period from October 1, 2007 through October 26, 2007	Period from October 27, 2007 through September 30, 2008	Year ended September 30, 2009	Year ended September 30, 2010
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	5.26%	5.26%	6.70%	5.55%
Expected return on plan assets	5.17%	5.17%	6.34%	5.28%
Rate of compensation increase	3.16%	3.20%	3.22%	3.29%

The weighted average assumptions used to determine the accumulated postretirement benefit obligation and net periodic benefit cost for the postretirement plans are provided in the tables below:

	Postretirement Benefits
	September 30, 2009	September 30, 2010
Weighted-average assumptions used to determine benefit obligations
Discount rate	5.50%	4.85%
Rate of compensation increase	4.00%	4.00%

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

	Postretirement Benefits
	Predecessor	Successor
	Period from October 1, 2007 through October 26, 2007	Period from October 27, 2007 through September 30, 2008	Year ended September 30, 2009	Year ended September 30, 2010
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	6.23%	6.23%	7.58%	5.50%
Expected return on plan assets	7.00%	7.00%	6.75%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

The discount rate is subject to change each year, consistent with changes in rates of return on high-quality fixed-income investments currently available and expected to be available during the expected benefit payment period. The Company selects the assumed discount rate for its U.S. pension and postretirement plans by applying the published rates of existing yield curves, such as the Citigroup Pension Discount Curve and the Citigroup Above Median Pension Discount Curve, to the expected benefit payment streams and develops a rate at which it is believed the benefit obligations could be effectively settled. Based on the published rates as of September 30, 2010, the Company used a weighted average discount rate of 4.95% for the U.S. pension plans, 4.34% for the non-U.S. pension plans, and 4.85% for the postretirement plans, a decrease of 70 basis points, 121 basis points and 65 basis points, respectively, from the rates used as of September 30, 2009. As of September 30, 2010, this had the effect of increasing the projected U.S. and non-U.S. pension benefit obligations by approximately $229 million and $83 million, respectively, and the accumulated postretirement benefit obligation by approximately $42 million. For fiscal 2011, this has the effect of increasing the U.S. pension service cost by approximately $1 million.

The expected long-term rate of return on U.S. pension and postretirement plan assets is selected by applying forward-looking capital market assumptions to the strategic asset allocation approved by the governing body for each plan. The forward-looking capital market assumptions are developed by an investment adviser and reviewed by the Company for reasonableness. The return and risk assumptions consider such factors as anticipated long-term performance of individual asset classes, risk premium for active management based on qualitative and quantitative analysis, and correlations of the asset classes that comprise the asset portfolio.

Based on an analysis of the U.S. qualified pension plans completed in fiscal 2010, the expected long-term rate of return for fiscal 2011 will remain unchanged at 8.50%. A 25 basis point change in the expected long-term rate of return will result in approximately a $5 million change in pension expense.

Based on an analysis of the postretirement plans completed in fiscal 2010, the weighted average targeted asset allocation for the postretirement plans changed from 68% equity securities/32% debt securities to 55% equity securities/45% debt securities. Based on application of the investment adviser’s capital market assumptions to the targeted asset allocation, the expected long-term rate of return for fiscal 2011 was changed from 8.0% to 7.5%. The change in the expected long-term rate of return will result in approximately a $1 million increase in postretirement expense.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

The assumed health care cost trend rates for postretirement benefit plans were as follows:

	September 30, 2009	September 30, 2010
Health care cost trend rate assumed for next year	7.8%	9.4%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.5%	5.5%
Year that the rate reaches the ultimate trend rate	2014	2019

The Company’s cost for postretirement healthcare claims is capped and the projected postretirement healthcare claims exceed the cap. Therefore, postretirement healthcare trend rates have little or no effect on the amounts reported for the postretirement health care plan. As of September 30, 2010, neither a one-percentage-point increase or a one-percentage-point decrease in the Company’s healthcare cost trend rates would have any impact on the postretirement benefit obligation and the service and interest cost components of net periodic benefit cost.

The weighted-average asset allocation of the pension and postretirement plans by asset category and target allocation is as follows:

	Pension Plan Assets - U.S.			Pension Plan Assets - Non-U.S.		Postretirement Plan Assets
	September 30,		Long-term Target	September 30,		September 30,		Long-term Target
Asset Category	2009	2010		2009	2010	2009	2010
Equity Securities	35%	33%	36%	12%	17%	66%	54%	55%
Debt Securities	40%	40%	37%	62%	73%	34%	46%	45%
Hedge Funds	9%	9%	10%	0%	0%	0%	0%	0%
Private Equity	7%	7%	7%	0%	0%	0%	0%	0%
Real Estate	1%	2%	3%	0%	1%	0%	0%	0%
Other (1)	8%	9%	7%	26%	9%	0%	0%	0%

Total	100%	100%	100%	100%	100%	100%	100%	100%

(1)	The Other category for U.S. pension plan assets includes cash/cash equivalents and derivative financial instruments. The Other category for non-U.S. pension assets includes insurance contracts for which the actual underlying asset allocation as of September 30, 2010 is not available.

The Company’s asset investment strategy focuses on maintaining a diversified portfolio of professionally managed assets designed to optimize returns subject to a prudent level of risk. Risk management practices include diversification across asset classes and investment styles and periodic rebalancing toward asset allocation targets. An asset-liability study is performed on an annual basis for the pension plans, and on an as-necessary basis for the postretirement plans, to determine the optimal asset mix to meet future benefit obligations. The most recent pension asset-liability studies were completed in fiscal 2010.

As part of the Company’s investment and risk management strategy, the U.S. pension plans enter into both derivatives and long bond portfolios to minimize their sensitivity to interest rate movements. The derivative financial instruments used in support of the interest rate risk management investment strategy include forwards, futures, swaptions and swaps. The use of derivative financial instruments for speculative purposes is prohibited by the Company’s investment policy.

Also, as part of the Company’s investment strategy, the U.S. pension plans invest in hedge funds, and private equity and close-ended real estate funds to provide additional uncorrelated returns. All funds are broadly diversified to minimize exposure to any one specific investment.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

The fair value of the plans’ assets is measured by the trustee and reviewed by the Company using the fair value hierarchy discussed in Note 11, “Fair Value Measures.”

The following table summarizes the fair value of the U.S. pension plans assets by asset class:

In millions	Fair Value Measurements of U.S. Pension Assets as of September 30, 2010
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$5	$116	$—	$121
U.S. Government debt securities (b)	—	209	—	209
Corporate debt securities (c):
Investment grade	—	201	4	205
Other debt securities	—	4	—	4
Equity securities (d):
U.S. large/mid-cap	98	—	—	98
U.S. small cap	52	—	—	52
Non-U.S. EAFE	73	—	—	73
Real estate (e)	—	—	42	42
Private equity partnerships (f)	—	—	150	150
Investment funds (g):
Investment grade corporate debt	—	248	—	248
High-yield debt	34	34	—	68
Emerging market debt	—	80	—	80
U.S. equity	—	191	—	191
Non-U.S. equity	—	159	—	159
Emerging market equity	—	103	—	103
Multi-strategy hedge funds (h)	—	142	31	173
Derivative instruments (i)	1	79	—	80
Other plan assets (liabilities)	—	(10)	—	(10)

Total plan assets at fair value	$263	$1,556	$227	$2,046

(a)	Includes certificates of deposit, commercial paper, securities issued or guaranteed by the U.S. government or its agencies with less than one year to maturity, and repurchase agreements which are valued at cost plus accrued interest.
(b)	Includes U.S. treasury bonds, notes and inflation linked bonds, which are generally valued using institutional bid evaluations from various contracted pricing vendors. Institutional bid evaluations are estimated prices that represent the price a dealer would pay for a security. Pricing inputs to the institutional bid evaluation vary by security, and include benchmark yields, reported trades, unadjusted broker/dealer quotes, issuer spreads, bids, offers or other observable market data.
(c)	Includes Investment grade corporate bonds diversified across various business sectors, as well as collateralized mortgage obligations and asset backed securities, which are generally valued using institutional bid evaluations from various contracted pricing vendors. Institutional bid evaluations are estimated prices that represent the price a dealer would pay for a security. Pricing inputs to the institutional bid evaluation vary by security, and include benchmark yields, reported trades, unadjusted broker/dealer quotes, issuer spreads, bids, offers or other observable market data.
(d)	Includes U.S. and non-U.S. corporate stocks, which are generally valued using the composite close price from an active exchange. The composite close price is the last trade of the day and can come from any exchange on which the security trades. Generally, the last trade of the day comes from the primary exchange; therefore, the composite close and the primary close price are generally the same.
(e)

Includes open ended commingled real estate funds and close ended real estate limited partnerships that invest primarily in U.S. office, lodging, retail and residential real estate. The fair value of the underlying assets and the capital account for each investor is determined by the General Partner (“GP”) for limited

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

partnerships, or the Investment Manager (“IM”) for open ended funds. The valuation techniques used by the GP or the IM generally consist of unobservable inputs such as discounted cash flow analysis, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties.

(f)	Includes private equity limited partnerships that invest primarily in U.S. and non-U.S. investments either directly or through other partnerships or funds with a focus on venture capital, buyouts, expansion capital, or companies undergoing financial distress or significant restructuring. The fair value of the net assets of the LPs and of the capital account of each investor is determined by the GP of each LP. Marketable securities held by the LPs are valued based on the closing price on the valuation date on the exchange where they are principally traded and may be adjusted for legal restrictions, if any. Investments without a public market are valued based on assumptions made and valuation techniques used by the GP, which consist of unobservable inputs. Such valuation techniques may include discounted cash flow analysis, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties.
(g)	Includes open-end funds and unit investment trusts that invest in various asset classes including: U.S. corporate debt, emerging market debt, U.S. equity and non-U.S equity. The funds account for their portfolio of assets at fair value and calculate the net asset value per share (“NAV”) of the fund on a daily basis, therefore, the undiscounted NAV as reported by the fund is used as the fair value measurement.
(h)	Includes hedge funds and funds of hedge funds that pursue multiple strategies to diversify risk and reduce volatility, and accounts for their portfolio of assets at fair value and calculate the NAV of their fund on a monthly basis. The funds limit the frequency of redemptions to manage liquidity and protect the interests of the fund and its shareholders. However, since trades (purchases and redemptions) are executed using the NAV as calculated on the trade date, the undiscounted NAV as reported by the fund is used as the fair value measurement.
(i)	Includes futures, options and swap agreements. Futures and options are generally valued using the last trade price at which a specific contract/security was last traded on the primary exchange, which is provided by a contracted vendor. If pricing is not available from the contracted vendor, then pricing is obtained from other sources such as Bloomberg, broker bid, ask/offer quotes or the investment manager. Swaps and Swaptions are generally valued by one of several contracted pricing vendors who use inputs such as interdealer broker rates and benchmark yields to create a swap yield curve and determine price based on the terms of the swap. If pricing is not available through one of the contracted vendors, then pricing is obtained from another source such as the investment manager, who obtains the mark-to-market value from the counterparty and applies this value to the current face value of the trade to measure its fair value.

The following table summarizes the changes in fair value of Level 3 U.S. pension plan assets for the year ended September 30, 2010:

	Level 3 U.S. Pension Plan Asset Activity
In millions	Corporate Debt Securities	Real Estate	Private Equity	Hedge Funds	Derivative Instruments	Total
Balance at October 1, 2009	$7	$22	$140	$71	$—	$240
Realized gains/(losses)	—	6	(5)	3	1	5
Unrealized gains/(losses) relating to investments still held at the end of the period	3	(9)	19	(3)	—	10
Purchases, sales and settlements (net)	(6)	23	(4)	(13)	(1)	(1)
Transfers in/(out) of Level 3	—	—	—	(27)	—	(27)

Balance at September 30, 2010	$4	$42	$150	$31	$—	$227

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

For real estate, private equity partnership interests and multi-strategy hedge funds and fund of hedge funds whose fair value is based on the NAV of the investment (or its equivalent), the attributes of the investments, such as the investment strategies of the investee, and any unfunded commitments and any restrictions on the Plan’s ability to redeem its investments at September 30, 2010, are presented below:

In millions	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Real estate (a)	$42	$19
Private equity partnerships (b)	150	26
Multi-strategy hedge funds (c)	173	—	monthly, quarterly, semi-annually and annually	5 - 120 days

Total	$365	$45

(a)	This category includes open ended funds which can be funded or redeemed on a quarterly basis; however, the open ended funds may impose gates to prevent the forced sale of assets below estimated market value. The partnerships are typically funded over time as capital is needed to fund asset purchases, and distributions from the partnerships are received as the partnerships liquidate their underlying asset holdings. The life cycle for a typical investment in a real estate limited partnership is expected to be approximately 10 years from initial funding. Since the long-term target is to maintain a 3% allocation to real estate, new investments will be made as other investments are liquidated. Therefore, at any point in time a portion of the portfolio could take up to ten years to liquidate.
(b)	This category includes partnerships which are typically funded over time as capital is needed to fund asset purchases; however, there have been no new commitments to private equity since 2007. Also, under current asset allocation guidelines and target, there are no new commitments expected. Distributions from the partnerships will be received as the partnerships liquidate their underlying asset holdings. The estimated timeframe for liquidating the underlying assets varies by partnership, with full liquidation of all existing partnerships expected to be completed by the year 2019.
(c)	For one investment, valued at $12 million, the fund manager imposes a gate that can limit the amount of an investor’s redemption request. The fund is comprised of two series, an ordinary (liquid) series and a side pocket (illiquid) series. For the ordinary series, the sum of all investors’ redemptions requests in any quarter is limited to 6.25% of the total assets in the fund. Therefore, if total redemption requests exceed this limit, each investor’s redemption is reduced pro rata so that the sum of the redemptions does not exceed the limit. For the side pocket series, redemptions are not permitted until the occurrence of a ‘realized value’ event that converts an investment from the side pocket series to the ordinary series. For another investment, valued at $7 million, the hedge fund manager initiated a compulsory redemption effective March 28, 2008. The fund has been making distributions, but the fund manager cannot provide an estimate as to when the fund will be fully liquidated. For another investment, valued at $4 million, the Trust requested a full redemption effective April 1, 2009. This investment is comprised of both a liquid portfolio and an illiquid side pocket. Redemption of the liquid portfolio is limited to 12.5% per quarter; therefore, full redemption is expected to be completed by April 1, 2011. Redemption of the liquid portfolio is on a best effort basis. Since the side pocket includes 5-year maturity notes, then the worst case scenario is that full redemption will take 5 years.

The following table summarizes the fair value of the non-U.S. pension plans assets by asset class:

	Fair Value Measurements of Non-U.S. Pension Assets as of September 30, 2010
In millions	Level 1	Level 2	Level 3	Total
Insurance contracts	$—	$39	$—	$39

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

The non-U.S. pension plans are funded through insurance contracts, which provide for a guaranteed interest credit, and a profit-sharing adjustment based on the actual performance of the underlying investment assets of the insurer. The fair value of the contract is determined by the insurer based on the premiums paid by the Company plus interest credits plus the profit-sharing adjustment less benefit payments. The underlying assets of the insurer are invested in compliance with local rules or law, which tend to require a high allocation to fixed income securities. For example, in the Netherlands, where the pension plan assets account for 79% of the Company’s total non-U.S. pension assets, the insurer’s underlying asset allocation at September 30, 2010 was 79% bonds/21% equities, which is in line with the typical targeted allocation for Dutch insurance companies of 80% bonds/20% equities. Also, in Belgium, where the pension plan assets account for another 12% of the Company’s total non-U.S. pension assets, the insurer’s underlying asset allocation at September 30, 2010 was 83% bonds/9% equities/8% real estate in compliance with allocation limits set by Belgian law.

The following table summarizes the fair value of the postretirement plans assets by asset class:

	Fair Value Measurements of Postretirement Assets as of September 30, 2010
In millions	Level 1	Level 2	Level 3	Total
Investment funds:
Blended asset fund (a)	$8	$—	$—	$8
Group life insurance contracts (b)	—	126	—	126

Total plan assets at fair value	$8	$126	$—	$134

(a)	An investment in a broadly diversified registered investment company (mutual fund). As of September 30, 2010, the funds asset allocation was approximately 62% fixed income securities, 30% U.S. equity, and 8% non-U.S. equity. The fund values its security holdings each business day as of the close of regular trading on the New York Stock Exchange and computes a NAV by dividing the total fair value of its assets minus liabilities by the number of fund shares outstanding. The fair value of the Plan’s investment in the fund is calculated by multiplying the NAV by the number of shares held by the Plan.
(b)	The group life insurance contracts are held in a reserve of an insurance company that provides for investment of pre-funding amounts in a family of pooled separate accounts. The fair value of each group life insurance contract is primarily determined by the value of the units it owns in the pooled separate accounts that back the policy. Each of the pooled separate accounts provides a unit NAV on a daily basis, which is based on the fair value of the underlying assets owned by the account. The postretirement plans can transact daily at the unit NAV without restriction. As of September 30, 2010, the asset allocation of the pooled separate accounts in which the contracts invest was approximately 30% U.S. government debt securities, 30% U.S. equity securities, 25% non-U.S. equity securities and 15% corporate debt securities.

Multi-employer Pension Plan

In connection with the Acquisition, the Company retained certain U.S. employees of NES that are covered by a multi-employer pension plan. Company contributions to this plan during the period December 19, 2009 through September 30, 2010 were less than $1 million.

Savings Plans

Substantially all of the Company’s U.S. employees are eligible to participate in savings plans sponsored by the Company. The plans allow employees to contribute a portion of their compensation on a pre-tax and after-tax basis in accordance with specified guidelines. Avaya matches a percentage of employee contributions up to certain limits. From March 1, 2009 through March 31, 2010, the Company suspended its contributions to all

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

non-represented employees. Pursuant to the 2009 Agreement, the Company has suspended its contributions to all represented employees during the period January 1, 2010 through December 31, 2010. The Company’s expense related to these savings plans was $5 million, $17 million, $4 million and $45 million in fiscal 2010 and 2009 and for the period October 1, 2007 through October 26, 2007 and the period October 27, 2007 through September 30, 2008, respectively.

14. Share-based Compensation

Post-Merger Equity Incentive Plan

The Sierra Holdings Corp. Amended and Restated 2007 Equity Incentive Plan (“2007 Plan”) governs the issuance of equity awards, including restricted stock units and stock options, to eligible plan participants. Key employees, directors, and consultants of the Company may be eligible to receive awards under the 2007 Plan. Each stock option, when vested and exercised, and each restricted stock unit, when vested, entitles the holder to receive one share of the Parent’s stock, subject to certain restrictions on their transfer and sale as defined in the 2007 Plan and the related award agreements. As of September 30, 2010, the Parent had authorized the issuance of up to 49,848,157 shares of its stock under the 2007 Plan, in addition to 2,924,125 shares underlying the continuation awards described below.

Option Awards

Under the 2007 Plan, stock options may not be granted with an exercise price of less than the fair market value of the underlying stock of the Parent on the date of grant. Share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in accordance with authoritative guidance. All options awarded under the 2007 Plan expire ten years from the date of grant or upon cessation of employment, in which event there are limited exercise provisions allowed for vested options

During the period from October 27, 2007 through September 30, 2008 and during the year ended September 30, 2009, the Company granted time-based, performance-based “EBITDA,” and market-based “multiple-of-money” options to purchase stock of the Parent. Options granted during the period October 27, 2007 through September 30, 2008 have an exercise price of $5.00, and options granted during the year ended September 30, 2009 have an exercise price of $3.80, which was the fair market value (as defined under the 2007 Plan) of the underlying shares at the time granted.

Time-based options granted prior to November 17, 2009 vest over their performance periods, generally four years, and are payable in shares of the Parent’s stock upon vesting and exercise. Compensation expense equal to the fair value of the option measured on the grant date is recognized utilizing graded attribution over the requisite service period.

EBITDA options granted prior to November 17, 2009 vest in equal installments each year over a four-year period assuming annual EBITDA targets are met. In the event that any annual EBITDA target is not met, cumulative targets would permit catch-up vesting in subsequent years should these annual EBITDA targets be achieved on a cumulative basis. The fair value of EBITDA options was measured on the date of grant. Compensation expense is recorded utilizing graded attribution over the requisite service period. Vesting, and therefore compensation expense, is estimated at the time that the achievement of the annual or cumulative EBITDA targets become probable. Compensation expense is adjusted for subsequent changes in the expected outcome of the annual and cumulative EBITDA targets until the vesting date.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Multiple-of-money options granted prior to November 17, 2009 vest upon the achievement of defined returns on the Sponsors’ initial investment (a “triggering event”) in the Parent. Because vesting of the multiple-of-money market-based options is outside the control of the Company and the award recipients, vesting and resulting compensation expense relative to the multiple-of-money options must only be recognized upon the occurrence of a triggering event (e.g., sale or initial public offering of Parent). Such a triggering event may also cause any unvested portion of the EBITDA options to vest.

In November 2009, the Board approved a stock option exchange program through which individuals holding stock options having exercise prices of $5.00 and $3.80 per share could exchange them on a one-option-for-one-option basis, for replacement options with an exercise price of $3.00 per share, the fair market value (as defined under the 2007 Plan) of the underlying shares at the time of exchange, and with new vesting terms. The replacement options issued to participants in the exchange program include time-based and market-based multiple-of-money options. The time-based options vest ratably over four years following the date of exchange. The multiple-of-money options vest upon the achievement of defined returns on the Sponsors’ initial investment in the Parent. The exchange offer was closed on November 16, 2009 and 28,595,000 options were tendered for exchange and have an effective exchange date of November 17, 2009. 2,295,000 stock options were not tendered in the exchange offer. The Company has treated the stock option exchange as a modification of the terms of the options tendered for exchange. For financial reporting purposes, the Company will expense the incremental fair value for all unvested and modified options as these options vest. The incremental fair value of the modification was determined as the difference in the fair value of each option immediately before and after the modification using the CRR binomial model (discussed below). The unrecognized incremental compensation related to the time-based options as a result of the modification is $3 million and will be recognized over the four-year vesting period which began November 17, 2009. Because vesting of the multiple-of-money market-based options is outside the control of the Company and the award recipients, vesting and resulting compensation expense relative to the multiple-of-money options must only be recognized upon the occurrence of a triggering event.

In conjunction with the acquisition of NES and to provide employee retention during the integration of NES, the Company granted 7,445,750 time-based and 2,574,250 multiple-of-money options to purchase stock of the Parent to certain key employees of Avaya and to certain key employees of NES who became employees of Avaya upon completion of the Acquisition. In addition, during fiscal 2010, the Company granted 5,138,250 time-based and 2,766,750 multiple-of-money options in the ordinary course of business.

Excluding stock options issued in the exchange offer, 6,734,000 of all time-based options granted during fiscal 2010 vest over their performance periods, generally four years. The other 5,850,000 time-based options granted during fiscal 2010 (excluding stock options issued in the exchange offer) vested 20% on December 18, 2009, the date on which the closing of the Acquisition was completed, and will vest 20% annually thereafter for the following four years. Compensation expense related to time-based options equal to the fair value of the option measured on the grant date is recognized utilizing graded attribution over the requisite service period.

As is the case with multiple-of-money options issued in the exchange offer, all other multiple-of-money options granted during fiscal 2010 vest upon the achievement of defined returns on the Sponsors’ initial investment in the Parent. Because vesting of the multiple-of-money market-based options is outside the control of the Company and the award recipients, vesting and resulting compensation expense relative to the multiple-of-money options must only be recognized upon the occurrence of a triggering event (e.g., sale or initial public offering of Parent).

The fair value of option awards is determined at the date of grant utilizing the Cox-Ross-Rubinstein (“CRR”) binomial option pricing model which is affected by the fair value of the Parent’s stock as well as a number of complex and subjective assumptions. Expected volatility is based primarily on a combination of the Company’s

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

peer group’s historical volatility and estimates of implied volatility of the Company’s peer group. The risk-free interest rate assumption was derived from reference to the U.S. Treasury Spot rates for the expected term of the stock options. The dividend yield assumption is based on the Parent’s current intent not to issue a dividend under its dividend policy. The expected holding period assumption was estimated based on the Company’s historical experience.

Options granted during the year ended September 30, 2010, including those granted in the exchange offer, have an exercise price of $3.00, which was the estimated fair value of the underlying shares at the time granted. The fair value of each of the time-based options was $1.39 and was determined utilizing the following assumptions: grant and strike price of $3.00; expected term to exercise of 5 years; expected volatility of 51.01%; risk-free interest rate of 2.28%; and no dividend yield.

The fair value of options granted during the year ended September 30, 2009 was $2.09 and was determined utilizing the following assumptions: grant and strike price of $3.80; expected term to exercise of 5 years; expected volatility of 63.94%; risk-free interest rate of 2.24%; and no dividend yield.

The fair value of options granted during the period October 27, 2007 through September 30, 2008 was $2.28 and was determined utilizing the following assumptions: grant and strike price of $5.00; expected term to exercise of 5 years; expected volatility of 46.5%; risk-free interest rate of 3.93%; and no dividend yield.

For the year ended September 30, 2010 and 2009, and the period October 27, 2007 through September 30, 2008, the Company recognized share-based compensation associated with these options of $16 million, $9 million and $21 million, respectively, which is included in costs and operating expenses. At September 30, 2010, there was $17 million of unrecognized share-based compensation that the Company expects to recognize as expense over the next three to four years associated with 2007 Plan options. The expected expense does not include any compensation associated with the multiple-of-money and EBITDA awards. At September 30, 2010 there are 1,488,438 vested and exercisable options outstanding with a weighted average exercise price of $3.44, a fair value at the date of grant of $2 million and no intrinsic value. At September 30, 2010, exercisable options and unvested time-based options that are expected to vest aggregate to 27,346,515 and have a weighted average exercise price of $3.03, a fair value at the date of grant of $54 million and no intrinsic value. Through September 30, 2010, no options have been exercised (in each case other than continuation options, as discussed below).

The following table summarizes option awards under the 2007 Plan (excluding the continuation options, as discussed below):

Options (in 000s)	Time-based	EBITDA	Multiple-of- Money	Total	Weighted Average Exercise Price	Fair Value at Date of Grant (in 000s)
Granted	25,470	6,857	6,857	39,184	$5.00	$89,342
Forfeited	(5,570)	(1,500)	(1,500)	(8,570)	$5.00	(19,540)

Outstanding—September 30, 2008	19,900	5,357	5,357	30,614	$5.00	69,802
Granted	8,162	2,197	2,197	12,556	$3.80	26,240
Forfeited	(7,884)	(2,123)	(2,123)	(12,130)	$4.94	(27,536)

Outstanding—September 30, 2009	20,178	5,431	5,431	31,040	$4.54	68,506
Tendered—November 2009	(18,587)	(5,004)	(5,004)	(28,595)	$4.53	(63,064)
Exchanged—November 2009	18,587	—	10,008	28,595	$3.00	60,615
Granted	12,584	—	5,341	17,925	$3.00	26,518
Forfeited	(3,165)	(273)	(1,393)	(4,831)	$3.52	(9,808)

Outstanding—September 30, 2010	29,597	154	14,383	44,134	$3.03	$82,767

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Restricted Stock Units

The Company has issued restricted stock units (“RSUs”) each of which represents the right to receive one share of the Parent’s stock when fully vested. The fair value of the common stock underlying the RSUs was estimated by the Board of Directors at the date of grant.

2010 Awards

In November 2009, the Company granted to its Chief Financial Officer, Anthony Massetti, in connection with his offer of employment 150,000 RSUs, which vest 50% on the first anniversary of the grant date and 25% on each of the second and third anniversaries of the grant date. In accordance with the terms of this grant, following Mr. Massetti’s termination of employment, Parent has the right to purchase from him shares issued on the vesting of these RSUs at a purchase price per share equal to the greater of the fair market value of a share of Parent common stock or $13.00. Further, (i) if Mr. Massetti’s employment is terminated other than for cause, (ii) if he voluntarily resigns for good reason or (iii) upon his death or disability, Mr. Massetti has the right to require Parent to purchase from him any and all of the shares of common stock subject to his vested RSUs at a purchase price per share equal to the greater of the fair market value of a share of Parent common stock and $13.00. If Mr. Massetti exercises this right, then Parent will have the right to defer the payment to a change in control event, as defined in the 2007 Plan. At September 30, 2010, the estimated fair value of each of Mr. Massetti’s RSUs was $13.00.

In addition, during fiscal 2010, the Company awarded 345,000 RSUs in the ordinary course of business. The fair market value of these awards (as defined under the 2007 Plan) at the date of grant was $3.00 per share. These awards generally vest 50% on each of the first and second anniversaries of the grant date.

2009 Awards

During fiscal 2009, the Company awarded 330,789 RSUs to several employees, of which 40,000 RSUs vested through January 2009 and the rest of which vest through May 2013. The fair market value of these awards (as defined under the 2007 Plan) at the date of grant was $3.80 per share.

In December 2008, the Company granted to its chief executive officer, Kevin Kennedy, 400,000 RSUs, which vest equally on the first, second, third and fourth anniversary dates of the effective date of his employment agreement, December 22, 2008. In accordance with the terms of these RSU grants, prior to December 22, 2010, and prior to an initial public offering, (i) if Mr. Kennedy’s employment is terminated other than for cause, (ii) if he voluntarily resigns for good reason, or (iii) upon his death or disability, Mr. Kennedy has the right to require Parent to purchase from him any or all of the shares of common stock underlying his vested RSUs at fair market value, unless fair market value is less than $10 per share, in which case the purchase price shall be $10 per share (the “RSU Price”). After December 22, 2010, and prior to an initial public offering, (i) if Mr. Kennedy’s employment is terminated other than for cause, (ii) if he voluntarily resigns for any reason, or (ii) upon his death or disability, Mr. Kennedy has the right to require the Parent to purchase from him any or all of the shares of common stock subject to his vested RSUs at the RSU Price. Further, in the event that certain “drag-along” or “tag-along” provisions under the management stockholders’ agreement are exercised and Mr. Kennedy sells shares of common stock underlying vested RSUs in certain transactions and receives less than $10 per share, then Parent is obligated to pay to Mr. Kennedy the difference between $10 per share and the amount realized by Mr. Kennedy in such transaction. At September 30, 2010, the estimated fair value of each of Mr. Kennedy’s RSUs was $10.00.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

2008 Awards

In November 2007, the Company awarded 60,000 RSUs which vested in three equal installments from December 2007 through February 2008. In January 2008 the Company awarded 50,000 RSUs which will fully vest January 2010. The fair market value (as defined under the 2007 Plan) of each RSU at the date of grant was $5.00.

For the year ended September 30, 2010 and 2009, the Company recognized compensation expense associated with RSUs of $3 million and $1 million, respectively. Compensation expense for the period October 27, 2007 through September 30, 2008 associated with RSUs was not material.

As of September 30, 2010, there was $5 million of unrecognized share based compensation associated with RSUs that the Company expects to recognize as expense through May 2013. The following table summarizes the RSUs granted under the 2007 Plan:

Nonvested Shares	Shares
Granted	110,000
Vested	(60,000)

Non-vested shares at September 30, 2008	50,000
Granted	730,789
Vested	(40,000)

Non-vested shares at September 30, 2009	740,789
Granted	495,000
Forfeited	(15,000)
Vested	(295,000)

Non-vested shares at September 30, 2010	925,789

Continuation Awards

Following the closing of the Merger, fully vested options to purchase shares of the Predecessor Company held by certain members of management that were not exercised before the Merger were substituted for fully-vested stock options to purchase 1,592,970 shares of Parent having the same intrinsic value of $6 million (“continuation options”). The continuation options have an exercise price of $1.25 and have an average remaining life of 2.9 years. As of September 30, 2010, 1,163,209 of these continuation options had been exercised, with the remaining 429,761 continuation options still outstanding.

Additionally, following the closing of the Merger, fully vested performance based RSUs of the Predecessor Company held by certain members of management were substituted for 1,331,155 fully-vested RSUs of Parent, having the same intrinsic value of $7 million (“continuation units”). During the period October 27, 2007 through September 30, 2008, 358,814 of the continuation units were cancelled. Each continuation unit represents the right to receive one share of Parent stock. In accordance with the 2007 Plan, the continuation options and continuation units do not detract from the authorized shares under the 2007 Plan.

Pre-Merger Share-based Compensation

Prior to the Merger, the Company had stock compensation plans and a stock purchase plan which have been terminated.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Stock Options

Prior to the Merger, stock options were provided for under the Avaya Inc. 2004 Long Term Incentive Plan and several other plans (the “Pre-Merger Plans”). Stock options under the Pre-Merger Plans were generally granted with an exercise price equal to or above the fair market value of a share of common stock of the Predecessor Company on the date of grant, had terms of seven to ten years and generally vested three or four years from the date of grant.

In connection with the Merger, all unvested stock options of the Predecessor Company then outstanding vested in full on September 28, 2007. Accordingly, each option outstanding immediately prior to the Merger was cancelled and converted into the right to receive a cash amount equal to the excess, if any, of $17.50 over the exercise price payable with respect of such option.

Restricted Stock Units

The Pre-Merger Plans permitted grants of RSUs to eligible employees and non-employee Directors at the fair market value of a share of the Predecessor Company’s common stock on the date of grant.

Pre-Merger RSUs that vested over time typically vested over a four-year period and were payable in shares of the Predecessor Company’s common stock. In accordance with the terms of the Pre-Merger Plans under which they were issued, these Pre-Merger time-based RSUs accelerated on September 28, 2007.

In addition to time-based RSUs, performance-based RSUs were granted under the Pre-Merger Plans. On December 15, 2005, the Compensation Committee of the Board of Directors approved awards of 350,000 performance-vesting RSUs to executive officers of the Predecessor Company pursuant to the terms of the Pre-Merger Plans. Effective December 19, 2006, the Compensation Committee of the Board of Directors approved awards of 381,000 RSUs to executive officers of the Predecessor Company under the Pre-Merger Plans each with a market-vesting condition based on the Company’s total shareholder return performance as a percentile against a peer group. As of September 30, 2007, there was approximately $6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Pre-Merger Plans. That cost was recognized upon consummation of the Merger during fiscal 2008.

15. Reportable Segments

Avaya conducts its business operations in three segments. Two of those segments, Global Communications Solutions (“GCS”) and Data Networking (“Data”), make up Avaya’s product portfolio. The third segment contains Avaya’s services portfolio and is called Avaya Global Services (“AGS”).

The Company acquired its Data business as part of the acquisition of NES on December 18, 2009 and prior to the fourth quarter of fiscal 2010 included the results of the Data business within the reported results of the GCS segment. During the fourth quarter of fiscal 2010, the Company changed the manner in which it organizes and reports its segments to present the Data business as a separate reportable segment and no longer includes its results as a part of the GCS segment. To be consistent with this reporting structure, the revenues and gross margins of the Data business for the period December 18, 2009 through June 30, 2010 have been reclassified from the GCS segment to the Data segment.

The GCS segment primarily develops, markets, and sells unified communications and contact center solutions by integrating multiple forms of communications, including telephone, e-mail, instant messaging and video. Avaya’s Data segment’s portfolio of products offers integrated networking solutions which are scalable across

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

customer enterprises. The AGS segment develops, markets and sells comprehensive end-to-end global service offerings that allow customers to evaluate, plan, design, implement, monitor and manage complex enterprise communications networks.

For internal reporting purposes the Company’s chief operating decision maker makes financial decisions and allocates resources based on segment margin information obtained from the Company’s internal management systems. Management does not include in its segment measures of profitability selling, general, and administrative expenses, research and development expenses, amortization of intangible assets, and certain discrete items, such as charges relating to restructuring actions, impairment charges, and merger-related costs as these costs are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level. This measure of segment margin was adopted by the Company during the fiscal year ended September 30, 2009 and the prior period reportable segment disclosures were appropriately conformed.

No single customer accounted for more than 10% of net revenue for the periods October 1, 2007 through October 26, 2007, October 27, 2007 through September 30, 2008 and fiscal 2009 and 2010.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Reportable Segments

Summarized financial information relating to the Company’s reportable segments is shown in the following table:

	Predecessor	Successor
In millions	Period from October 1, 2007 through October 26, 2007	Period from October 27, 2007 through September 30, 2008	Year ended September 30, 2009	Year ended September 30, 2010
REVENUE
Global Communications Solutions	$96	$2,646	$1,944	$2,331
Data Networking	—	—	—	282
Avaya Global Services	150	2,320	2,222	2,459
Unallocated Amounts (1)	—	(43)	(16)	(12)

	$246	$4,923	$4,150	$5,060

GROSS MARGIN
Global Communications Solutions	$40	$1,482	$1,071	$1,253
Data Networking	—	—	—	117
Avaya Global Services	50	910	1,060	1,115
Unallocated Amounts (1)	(1)	(359)	(265)	(313)

	89	2,033	1,866	2,172

OPERATING EXPENSES
Selling, general and administrative	111	1,456	1,272	1,721
Research and development	29	376	309	407
Amortization of intangible assets	4	187	207	218
Impairment of long-lived assets	—	10	2	16
Impairment of indefinite-lived intangible assets	—	130	60	—
Goodwill impairment	—	899	235	—
Restructuring charges, net	1	—	160	171
In-process research and development charge	—	112	12	—
Acquisition-related costs	—	—	29	20
Merger-related costs	57	1	—	—

	202	3,171	2,286	2,553

OPERATING LOSS	(113)	(1,138)	(420)	(381)
INTEREST EXPENSE AND OTHER INCOME, NET	1	(351)	(395)	(472)

LOSS BEFORE INCOME TAXES	$(112)	$(1,489)	$(815)	$(853)

ASSETS:
Global Communications Solutions		$1,562	$1,246	$1,572
Data Networking		—	—	23
Avaya Global Services		2,620	2,575	2,714
Unallocated Assets (2)		5,813	4,829	4,952

Total		$9,995	$8,650	$9,261

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

(1)	Unallocated Amounts in Gross Margin include the amortization of technology intangible assets that are not identified with a specific segment. Unallocated Amounts in Revenue and Gross Margin also include the impacts of certain fair value adjustments recorded in purchase accounting in connection with the Merger.
(2)	Unallocated Assets consist of cash and cash equivalents, accounts receivable, deferred income tax assets, property, plant and equipment, intangible assets and other assets. Unallocated Assets are managed at the corporate level and are not identified with a specific segment.

Geographic Information

Financial information relating to the Company’s revenue and long-lived assets by geographic area is as follows:

	Revenue (1)
	Predecessor	Successor
In millions	Period from October 1, 2007 through October 26, 2007	Period from October 27, 2007 through September 30, 2008	Year ended September 30, 2009	Year ended September 30, 2010
North America:
U.S.	$142	$2,513	$2,276	$2,764
Canada	5	105	89	195

Total North America	147	2,618	2,365	2,959
Outside North America:
Germany	42	715	579	537
EMEA (excluding Germany)	29	857	613	846

Total EMEA	71	1,572	1,192	1,383
APAC—Asia Pacific	15	473	350	464
CALA—Central and Latin America	13	260	243	254

Total outside North America	99	2,305	1,785	2,101

Total	$246	$4,923	$4,150	$5,060

	Long-Lived Assets (2)
In millions	September 30, 2009	September 30, 2010
North America:
U.S.	$249	$296
Canada	1	13

Total North America	250	309
Outside North America:
Germany	109	75
EMEA (excluding Germany)	22	26

Total EMEA	131	101
APAC—Asia Pacific	28	31
CALA—Central and Latin America	10	9

Total outside North America	169	141

Total	$419	$450

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

(1)	Revenue is attributed to geographic areas based on the location of customers.
(2)	Represents property, plant and equipment, net.

16. Related Party Transactions

Parent and the Company entered into a Management Services Agreement with Silver Lake Management Company III, L.L.C., an affiliate of Silver Lake, and TPG Capital, L.P., an affiliate of TPG, collectively “the Managers,” pursuant to which the Managers provide financial advisory services to the Company. Pursuant to the Management Services Agreement, the Managers receive a monitoring fee of $7 million per annum and reimbursement for out-of-pocket expenses incurred in connection with the provision of such services. In accordance with the Management Services Agreement, the Company recorded $7 million, $7 million and $6 million of monitoring fees during fiscal years 2010 and 2009 and the period October 27, 2007 through September 30, 2008, respectively. No monitoring fees were provided during the period October 1, 2007 through October 26, 2007.

In the course of business, Avaya will enter into arrangements with affiliates of TPG pursuant to which consultants are engaged to provide services to the Company. For each of the fiscal years 2010, 2009 and the period October 27, 2007 through September 30, 2008 the Company recorded $2 million of expenses associated with these consulting agreements with affiliates of TPG. No such consulting services were provided during the period October 1, 2007 through October 26, 2007.

The Sponsors are private equity firms that have investments in companies that do business with Avaya. For the fiscal years 2010, 2009 and the period October 27, 2007 through September 30, 2008 the Company recorded $10 million, $13 million and $18 million, respectively associated with sales of the Company’s products and services to companies in which one or both of the Sponsors have investments. For each of the fiscal years 2010, 2009 and the period October 27, 2007 through September 30, 2008 the Company purchased goods and services of $1 million from companies in which one or both of the Sponsors have investments.

Charles Giancarlo, Greg Mondre and David Roux are Directors of the Company and of the Parent and they hold the positions of Managing Director, Managing Director and Co-Chief Executive, respectively, of Silver Lake. Eugene Frantz, John Marren and Kevin Rollins are Directors of each of the Company and the Parent and they hold the positions of Partner, Partner and Senior Advisor, respectively, of TPG.

Effective June 30, 2008, Mr. Giancarlo was elected President and Chief Executive Officer of each of the Company and Parent. Pursuant to an agreement executed in July 2008 and subsequently amended in January 2009 between the Company, Parent and Silver Lake Management Company III, L.L.C., the Company was entitled to reduce the portion of the monitoring fee payable to Silver Lake under the Management Services Agreement discussed above by the amount of any compensation (excluding any one-time cash bonus compensation) paid by the Company or any of its affiliates to Mr. Giancarlo (plus any employer taxes paid with respect to such compensation during such period) in return for his service. During fiscal 2009 and the period October 27, 2007 through September 30, 2008, an aggregate of $1.4 million and $0.3 million, respectively, was paid to Mr. Giancarlo for services as President and Chief Executive Officer of the Company, of which $1 million in fiscal 2009 was a one-time cash bonus compensation. In addition, on November 24, 2008, Mr. Giancarlo received a grant of 500,000 stock options having an exercise price of $3.80 per share, the fair market value of a share of the Company’s Parent’s common stock on the date of the grant. The stock options were issued with standard vesting provisions using the standard weightings of time-based, EBITDA-based and MoM-based awards used when making grants to employees generally. Effective December 22, 2008, Kevin J. Kennedy joined the Company as President and Chief Executive Officer. Subsequently, Mr. Giancarlo remained with the Company as

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

the Chairman of the Board of Directors. Mr. Giancarlo participated in the Company’s stock option tender offer (see Note 14, “Share-based Compensation”) and tendered all of his stock options for an identical number of new stock options having a grant date of November 17, 2009, an exercise price of $3.00 per share and new vesting provisions.

During fiscal 2008, the Company purchased approximately $3 million of products and/or services from Cognos ULC (“Cognos”). Thomas Manley joined the Company as its Chief Financial Officer effective July 7, 2008. Prior to that time, Mr. Manley served as the Chief Financial Officer of Cognos, a position he relinquished when he joined the Company.

In April 2008, affiliates of TPG acquired $200 million of the Company’s senior secured term B-1 loan. Based on the amount of the senior secured term loans that were held during the period, and consistent with the terms of the loan, those affiliates received payments of principal and interest aggregating approximately $6 million, $12 million, and $5 million for fiscal 2010, fiscal 2009, and the period October 27, 2007 through September 30, 2009, respectively. In September 2008, an affiliate of Silver Lake acquired $200 million of the Company’s senior secured term B-1 loan. Based on the amount of the senior secured term loans that were held during the period, and consistent with the terms of the loan, that affiliate received payments of principal and interest aggregating approximately $8 million and $12 million for fiscal 2010 and fiscal 2009, respectively. In connection with the financing of the Acquisition, affiliates of TPG and Silver Lake funded an aggregate of approximately $222 million and $222 million, respectively, of incremental term B-2 loans (see Note 9, “Financing Arrangements” to our audited consolidated financial statements). Consistent with the terms of the term B-2 loans, affiliates of TPG and Silver Lake received payments (consisting of principal and interest) aggregating approximately $25 million and $25 million, respectively, for fiscal 2010.

17. Commitments and Contingencies

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

The complaints, which are substantially similar to one another, allege, among other things, that the plaintiffs were injured by reason of certain allegedly false and misleading statements made by Avaya relating to the cost of the integration of Tenovis Germany GmbH, which was acquired in December 2004, the disruption caused by changes in the delivery of the Company’s products to the market and reductions in the demand for Avaya products in the U.S., and that based on the foregoing Avaya had no basis to project its stated revenue goals for

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

fiscal 2005. The complaints seek compensatory damages plus interest and attorneys’ fees. In August 2005, the court entered an order identifying a lead plaintiff and lead plaintiff’s counsel. A consolidated amended complaint was filed in October 2005. Pursuant to a scheduling order issued by the District Court, defendants filed their motion to dismiss the consolidated complaint in December 2005. In September 2006, the District Court granted defendants’ motion to dismiss the case in its entirety and with prejudice, which was appealed by the plaintiffs. The Third Circuit Court of Appeals issued a decision in April 2009, affirming in part and reversing in part, the District Court’s decision. Although the appeals court’s decision dismissed most of plaintiffs’ claims, a portion of the complaint alleging that one of the defendants in March 2005 made a misleading statement about price competition has been remanded to the District Court for further proceeding. The court thus limited the class period to the time of March 3, 2005 to April 19, 2005. The parties entered into a memorandum of understanding and proposed settlement agreement to resolve this matter. On September 27, 2010, the District Court entered a Final Judgment and Order of Dismissal With Prejudice, approving the settlement.

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

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Intellectual Property

In April 2009, Web Telephony LLC filed a complaint for patent infringement against the Company and several other corporations in the Eastern District of Texas. Web Telephony LLC alleges that defendants have infringed its patent with respect to telecommunications using a web browser. It seeks to recover for alleged reasonable royalties, attorneys’ fees and enhanced damages. Avaya filed an answer to the complaint in April 2010. This matter is in its very early stages, and at this time the Company cannot determine if this matter will have an effect on its business or, if it does, whether its outcome will have a material adverse effect on its financial position, results of operations or cash flow.

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

In November 2010, Gemini IP, LLC filed a complaint for patent infringement against the Company and numerous other corporations in the Eastern District of Texas, alleging infringement of a patent with respect to remote based customer service. It seeks to recover for alleged reasonable royalties and attorneys’ fees. The Company’s answer is due in January 2011. This matter is in its very early stages, and at this time the Company cannot determine if this matter will have an effect on its business or, if it does, whether its outcome will have a material adverse effect on its financial position, results of operations or cash flow.

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

In October 2009, a former supplier in France, Combel, made a claim for improper termination of the Company’s relationship under French law. It is seeking damages of at least €10 million and a provisional (interim) indemnity by the Company of €5 million. The Company disputes that Combel is entitled to any such damages and that it has not improperly terminated the relationship. At this time, an outcome cannot be predicted and, as a result, the Company cannot be assured that this case will not have a material adverse effect on its financial position, results of operations or cash flows.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

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

In October 2009, a group of 85 former employees of Avaya’s former Shreveport, Louisiana manufacturing facility brought suit in Louisiana state court, naming as defendants Alcatel-Lucent USA, Inc., Lucent Technologies Services Company, Inc., and AT&T Technologies, Inc. The former employees allege hearing loss due to hazardous noise exposure from the facility dating back over forty years, and stipulate that the total amount of each individual’s damages does not exceed fifty thousand dollars. In February 2010 plaintiffs amended their complaint and added an additional 10 former employees as plaintiffs, raising the total number of plaintiffs to 95, and added Avaya Inc. as a named defendant. In April 2010, an additional 10 plaintiffs were added, raising the total number of plaintiffs to 105. This matter is in the early stages of discovery. The Company cannot determine if this matter will have an effect on our business, or, if it does, whether its outcome will have a material adverse effect on our financial position, results of operations or cash flow.

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

In millions
Balance as of September 30, 2009	$21
Reductions for payments and costs to satisfy claims	(41)
Accruals for warranties issued during the period	36
Reserves acquired with NES	34
Adjustments	(5)

Balance as of September 30, 2010	$45

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

Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements

Letters of Credit

The Company has uncommitted credit facilities that vary in term totaling $51 million as of September 30, 2010 for the purpose of obtaining third party financial guarantees such as letters of credit which ensure the Company’s performance or payment to third parties. As of September 30, 2010 and 2009, the Company had outstanding an aggregate of $104 million and $101 million, respectively, in irrevocable letters of credit under the committed and uncommitted credit facilities (including $53 million and $47 million, respectively, under its $535 million committed credit facilities).

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Surety Bonds

The Company arranges for the issuance of various types of surety bonds, such as license, permit, bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. These bonds vary in duration although most are issued and outstanding from six months to three years. These bonds are backed by $12 million of the Company’s letters of credit. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $34 million and $36 million, as of September 30, 2010 and 2009, respectively. Historically, no surety bonds have been drawn upon.

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

Product Financing Arrangements

The Company sells products to various resellers that may obtain financing from certain unaffiliated third-party lending institutions. For the Company’s product financing arrangement with resellers outside the U.S., in the event participating resellers default on their payment obligations to the lending institution, the Company is obligated under certain circumstances to guarantee repayment to the lending institution. The repayment amount fluctuates with the level of product financing activity. The guaranteed repayment amount was approximately $4 million as of September 30, 2010. The Company reviews and sets the maximum credit limit for each reseller participating in this financing arrangement. Historically, there have not been any guarantee repayments by the Company. The Company has estimated the fair value of this guarantee as of September 30, 2010, and has determined that it is not significant. There can be no assurance that the Company will not be obligated to repurchase inventory under this arrangement in the future.

Long-Term Cash Incentive Plan

The Parent has established a long-term incentive cash bonus plan (“LTIP”). Under the LTIP, the Parent will make cash awards available to compensate certain key employees upon the achievement of defined returns on the Sponsors’ initial investment in the Parent (a “triggering event”). The Parent has issued LTIP awards covering a total of $60 million, of which $41 million in awards were outstanding as of September 30, 2010. Compensation expense relative to the LTIP awards will be recognized upon the occurrence of a triggering event (e.g., a sale or initial public offering). As of September 30, 2010, no compensation expense associated with the LTIP has been recognized.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Performance Guarantee

In connection with the sales of certain businesses, the Company has assigned its rights and obligations under several real estate leases to the acquiring companies (the “assignees”). The remaining terms of these leases vary from one year to four years. While the Company is no longer the primary obligor under these leases, the lessor has not completely released the Company from its obligation, and holds it secondarily liable in the event that the assignees default on these leases. The maximum potential future payments the Company could be required to make, if all of the assignees were to default as of September 30, 2010, would be approximately $5 million. The Company has assessed the probability of default by the assignees and has determined it to be remote.

Credit Facility Indemnification

In connection with its obligations under the credit facility described in Note 9, “Financing Arrangements,” the Company has agreed to indemnify the third-party lending institutions for costs incurred by the institutions related to changes in tax law or other legal requirements. While there have been no amounts paid to the lenders pursuant to this indemnity in the past, there can be no assurance that the Company will not be obligated to indemnify the lenders under this arrangement in the future.

Transactions with Alcatel-Lucent

Pursuant to the Contribution and Distribution Agreement, Lucent Technologies, Inc. (now Alcatel-Lucent) contributed to the Company substantially all of the assets, liabilities and operations associated with its enterprise networking businesses (“Company’s Businesses”). The Contribution and Distribution Agreement, among other things, provides that, in general, the Company will indemnify Lucent for all liabilities including certain pre-distribution tax obligations of Lucent relating to its businesses and all contingent liabilities accruing pre-distribution primarily relating to its businesses or otherwise assigned to it. In addition, the Contribution and Distribution Agreement provides that certain contingent liabilities not directly identifiable with one of the parties accruing pre-distribution will be shared in the proportion of 90% by Lucent and 10% by the Company. The Contribution and Distribution Agreement also provides that contingent liabilities accruing pre-distribution in excess of $50 million that are primarily related to Lucent’s businesses shall be borne 90% by Lucent and 10% by the Company and contingent liabilities accruing pre-distribution in excess of $50 million that are primarily related to our businesses shall be borne equally by the parties.

In addition, if the separation from Alcatel-Lucent fails to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code because of an acquisition of the Company’s stock or assets, or some other actions of the Company, then the Company will be solely liable for any resulting corporate taxes.

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

Leases

The Company leases land, buildings and equipment under agreements that expire in various years through 2026. Rental expense under operating leases, excluding any lease termination costs incurred related to the Company’s

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

restructuring programs, was $138 million, $115 million, $9 million and $116 million, for fiscal 2010 and 2009 and for the period October 1, 2007 through October 26, 2007 and the period October 27, 2007 through September 30, 2008, respectively.

The table below sets forth future minimum lease payments, net of sublease income, due under non-cancelable operating leases, of which $63 million of such payments have been accrued for as of September 30, 2010 in accordance with accounting principles generally accepted in the U.S. pertaining to restructuring and exit activities.

In millions
2011	$116
2012	85
2013	61
2014	49
2015	42
2016 and thereafter	145

Future minimum lease payments	$498

18. Quarterly information (unaudited)

In millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year Ended September 30, 2009
Revenue	$1,113	$1,000	$986	$1,051	$4,150
Gross margin	501	443	439	483	1,866
Operating income (loss)	5	(317)	(109)	1	(420)
Provision for (benefit from) income taxes	1	(17)	11	35	30
Net loss	(90)	(401)	(224)	(130)	(845)
Year Ended September 30, 2010
Revenue	$1,060	$1,320	$1,332	$1,348	$5,060
Gross margin	510	536	555	571	2,172
Operating loss	(35)	(174)	(105)	(67)	(381)
Provision for (benefit from) income taxes	3	(19)	9	25	18
Net loss	(136)	(281)	(240)	(214)	(871)

19. Guarantor—Non Guarantor financial information

The senior secured credit facility and senior unsecured cash pay and PIK toggle notes, discussed in Note 1, are jointly and severally, fully and unconditionally guaranteed subject to certain conditions by Avaya Inc. and all wholly owned U.S. subsidiaries of the Company (with certain agreed-upon exceptions) (collectively, the “Guarantors”). Each of the Guarantors is 100% owned, directly or indirectly, by Avaya Inc. None of the other subsidiaries of Avaya Inc., either directly or indirectly, guarantee the senior secured credit facility or the senior unsecured cash pay or PIK toggle notes (“Non-Guarantors”). Avaya Inc. also unconditionally guarantees the senior secured asset-based credit facility described in Note 9, “Financing Arrangements.” In addition, all of Avaya Inc.’s wholly owned U.S. subsidiaries (with certain agreed-upon exceptions) act as co-borrowers and co-guarantors under the senior secured asset-based credit facility.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

The following tables present the financial position, results of operations and cash flows of Avaya Inc. (“Parent”), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations as of September 30, 2009 and 2010, and for the periods from October 1, 2007 through October 26, 2007 and October 27, 2007 through September 30, 2008 and the years ended September 30, 2009 and 2010 to arrive at the information for Avaya Inc. on a consolidated basis.

Supplemental Condensed Consolidating Schedule of Operations

(Predecessor)

	Period from October 1, 2007 through October 26, 2007
In millions	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$151	$—	$102	$(7)	$246
COST	92	4	68	(7)	157

GROSS MARGIN	59	(4)	34	—	89

OPERATING EXPENSES
Selling, general and administrative	45	—	66	—	111
Research and development	18	2	9	—	29
Amortization of intangible assets	—	—	4	—	4
Restructuring charges, net	—	—	1	—	1
Merger-related costs	57	—	—	—	57

TOTAL OPERATING EXPENSES	120	2	80	—	202

OPERATING LOSS	(61)	(6)	(46)	—	(113)
Interest expense	—	—	—	—	—
Other income, net	(2)	2	1	—	1

LOSS BEFORE INCOME TAXES	(63)	(4)	(45)	—	(112)
Benefit from income taxes	(19)	—	(5)	—	(24)
Equity in net loss of consolidated subsidiaries	(44)	—	—	44	—

NET LOSS	(88)	(4)	(40)	44	(88)
Less net income attributable to noncontrolling interests	—	—	—	—	—

NET LOSS ATTRIBUTABLE TO AVAYA INC.	$(88)	$(4)	$(40)	$44	$(88)

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Supplemental Condensed Consolidating Schedule of Operations

(Successor)

	Period from October 27, 2007 through September 30, 2008
In millions	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$2,718	$52	$2,425	$(272)	$4,923
COST	1,724	27	1,411	(272)	2,890

GROSS MARGIN	994	25	1,014	—	2,033

OPERATING EXPENSES
Selling, general and administrative	557	7	892	—	1,456
Research and development	234	15	127	—	376
Amortization of intangible assets	187	—	—	—	187
Impairment of long-lived assets	10	—	—	—	10
Impairment of indefinite-lived intangible assets	130	—	—	—	130
Goodwill impairment	899	—	—	—	899
Restructuring charges, net	(1)	—	1	—	—
In-process research and development charge	81	—	31	—	112
Merger-related costs	1	—	—	—	1

TOTAL OPERATING EXPENSES	2,098	22	1,051	—	3,171

OPERATING (LOSS) INCOME	(1,104)	3	(37)	—	(1,138)
Interest expense	(372)	(4)	(7)	6	(377)
Other income, net	(12)	24	20	(6)	26

(LOSS) INCOME BEFORE INCOME TAXES	(1,488)	23	(24)	—	(1,489)
(Benefit from) provision for income taxes	(197)	1	13	—	(183)
Equity in net loss of consolidated subsidiaries	(17)	—	—	17	—

NET (LOSS) INCOME	(1,308)	22	(37)	17	(1,306)
Less net income attributable to noncontrolling interests	—	—	(2)	—	(2)

NET (LOSS) INCOME ATTRIBUTABLE TO AVAYA INC.	$(1,308)	$22	$(39)	$17	$(1,308)

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Supplemental Condensed Consolidating Schedule of Operations

(Successor)

	Year ended September 30, 2009
In millions	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$2,366	$118	$1,901	$(235)	$4,150
COST	1,271	106	1,142	(235)	2,284

GROSS MARGIN	1,095	12	759	—	1,866

OPERATING EXPENSES
Selling, general and administrative	534	11	727	—	1,272
Research and development	179	16	114	—	309
Amortization of intangible assets	207	—	—	—	207
Impairment of long-lived assets	2	—	—	—	2
Impairment of indefinite-lived intangible assets	60	—	—	—	60
Goodwill impairment	235	—	—	—	235
Restructuring charges, net	45	—	115	—	160
In-process research and development charge	12	—	—	—	12
Acquisition-related costs	29	—	—	—	29

TOTAL OPERATING EXPENSES	1,303	27	956	—	2,286

OPERATING LOSS	(208)	(15)	(197)	—	(420)
Interest expense	(392)	(17)	—	—	(409)
Other income, net	(19)	11	22	—	14

LOSS BEFORE INCOME TAXES	(619)	(21)	(175)	—	(815)
(Benefit from) provision for income taxes	(18)	—	48	—	30
Equity in net loss of consolidated subsidiaries	(246)	—	—	246	—

NET LOSS	(847)	(21)	(223)	246	(845)
Less net income attributable to noncontrolling interests	—	—	2	—	2

NET LOSS ATTRIBUTABLE TO AVAYA INC.	$(847)	$(21)	$(225)	$246	$(847)

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Supplemental Condensed Consolidating Schedule of Operations

(Successor)

	Year ended September 30, 2010
In millions	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$2,951	$336	$2,319	$(546)	$5,060
COST	1,670	281	1,483	(546)	2,888

GROSS MARGIN	1,281	55	836	—	2,172

OPERATING EXPENSES
Selling, general and administrative	704	88	929	—	1,721
Research and development	215	12	180	—	407
Amortization of intangible assets	205	3	10	—	218
Impairment of long-lived assets	7	—	9	—	16
Restructuring charges, net	46	3	122	—	171
Acquisition-related costs	20	—	—	—	20

TOTAL OPERATING EXPENSES	1,197	106	1,250	—	2,553

OPERATING INCOME (LOSS)	84	(51)	(414)	—	(381)
Interest expense	(464)	(24)	—	1	(487)
Other income, net	(51)	12	55	(1)	15

LOSS BEFORE INCOME TAXES	(431)	(63)	(359)	—	(853)
(Benefit from) provision for income taxes	(3)	1	20	—	18
Equity in net loss of consolidated subsidiaries	(446)	—	—	446	—

NET LOSS	(874)	(64)	(379)	446	(871)
Less net income attributable to noncontrolling interests	—	—	3	—	3

NET LOSS ATTRIBUTABLE TO AVAYA INC.	$(874)	$(64)	$(382)	$446	$(874)

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Supplemental Condensed Consolidating Balance Sheet

	September 30, 2010
In millions	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$348	$26	$205	$—	579
Accounts receivable, net—external	326	46	420	—	792
Accounts receivable—internal	530	184	67	(781)	—
Inventory	108	15	111	—	234
Deferred income taxes, net	—	—	3	—	3
Other current assets	95	80	101	—	276
Internal notes receivable, current	1,423	89	(16)	(1,496)	—

TOTAL CURRENT ASSETS	2,830	440	891	(2,277)	1,884
Property, plant and equipment, net	266	31	153	—	450
Deferred income taxes, net	—	—	22	—	22
Intangible assets, net	2,300	39	264	—	2,603
Goodwill	4,075	—	—	—	4,075
Other assets	178	8	41	—	227
Investment in consolidated subsidiaries	(1,527)	7	23	1,497	—

TOTAL ASSETS	$8,122	$525	$1,394	$(780)	$9,261

LIABILITIES
Current liabilities:
Debt maturing within one year—external	$48	$—	$—	$—	$48
Debt maturing within one year—internal	92	355	1,049	(1,496)	—
Accounts payable—external	252	30	182	—	464
Accounts payable—internal	155	181	445	(781)	—
Payroll and benefit obligations	145	20	146	—	311
Deferred revenue	548	32	70	—	650
Business restructuring reserve, current portion	26	4	83	—	113
Other current liabilities	296	5	129	—	430

TOTAL CURRENT LIABILITIES	1,562	627	2,104	(2,277)	2,016
Long-term debt	5,880	—	—	—	5,880
Benefit obligations	1,814	—	461	—	2,275
Deferred income taxes, net	153	—	1	—	154
Business restructuring reserve, non-current portion	25	4	23	—	52
Other liabilities	116	23	173	—	312

TOTAL NON-CURRENT LIABILITIES	7,988	27	658	—	8,673
TOTAL DEFICIENCY	(1,428)	(129)	(1,368)	1,497	(1,428)

TOTAL LIABILITIES AND DEFICIENCY	$8,122	$525	$1,394	$(780)	$9,261

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Supplemental Condensed Consolidating Schedule of Cash Flows

(Predecessor)

	Period from October 1, 2007 through October 26, 2007
In millions	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net loss	$(88)	$(4)	$(40)	$44	$(88)
Adjustments to reconcile net loss to net cash provided by operating activities	(2)	—	25	—	23
Changes in operating assets and liabilities	199	1	(2)	—	198
Investment in consolidated subsidiaries	44	—	—	(44)	—

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	153	(3)	(17)	—	133

INVESTING ACTIVITIES:
Capital expenditures	(5)	—	(3)	—	(8)
Capitalized software development costs	(6)	—	(1)	—	(7)
Other investing activities, net	(1)	—	—	—	(1)

NET CASH USED FOR INVESTING ACTIVITIES	(12)	—	(4)	—	(16)

FINANCING ACTIVITIES:
Issuance of common stock	11	—	—	—	11
Net (repayments) borrowings of intercompany debt	(10)	3	7	—	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	1	3	7	—	11
Effect of exchange rate changes on cash and cash equivalents	—	—	7	—	7
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	142	—	(7)	—	135
Cash and cash equivalents at beginning of period	971	4	295	—	1,270

Cash and cash equivalents at end of period	$1,113	$4	$288	$—	$1,405

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Supplemental Condensed Consolidating Schedule of Cash Flows

(Successor)

	Period from October 27, 2007 through September 30, 2008
In millions	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net (loss) income	$(1,308)	$22	$(37)	$17	$(1,306)
Adjustments to reconcile net (loss) income to net cash from operating activities	1,498	(1)	183	(13)	1,667
Changes in operating assets and liabilities, net of effects of acquired businesses	132	(11)	(192)	13	(58)
Investment in consolidated subsidiaries	17	—	—	(17)	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	339	10	(46)	—	303

INVESTING ACTIVITIES:
Capital expenditures	(33)	—	(87)	—	(120)
Capitalized software development costs	(69)	(6)	1	—	(74)
Acquisition of Avaya Inc. by Sierra Holdings Corp.	(8,356)	—	—	—	(8,356)
Proceeds from sale of long-lived assets	18	—	—	—	18
Purchase of securities available for sale	(98)	—	—	—	(98)
Other investing activities, net	4	—	(10)	—	(6)

NET CASH USED FOR INVESTING ACTIVITIES	(8,534)	(6)	(96)	—	(8,636)

FINANCING ACTIVITIES:
Cash received from borrowings for the acquisition of Avaya Inc.	5,250	—	—	—	5,250
Investment by Sierra Holdings Corp.	2,436	—	—	—	2,436
Debt issuance costs	(131)	—	—	—	(131)
Repayment of long-term debt	(28)	—	—	—	(28)
Net (repayments) borrowings of intercompany debt	(60)	(3)	63	—	—
Other financing activities, net	(3)	—	—	—	(3)

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,464	(3)	63	—	7,524
Effect of exchange rate changes on cash and cash equivalents	—	—	(17)	—	(17)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(731)	1	(96)	—	(826)
Cash and cash equivalents at beginning of period	1,113	4	288	—	1,405

Cash and cash equivalents at end of period	$382	$5	$192	$—	$579

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Supplemental Condensed Consolidating Schedule of Cash Flows

(Successor)

	Year ended September 30, 2009
In millions	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net loss	$(847)	$(21)	$(223)	$246	$(845)
Adjustments to reconcile net loss to net cash from operating activities	908	6	224	—	1,138
Changes in operating assets and liabilities	(65)	(18)	32	—	(51)
Investment in consolidated subsidiaries	246	—	—	(246)	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	242	(33)	33	—	242

INVESTING ACTIVITIES:
Capital expenditures	(34)	—	(42)	—	(76)
Capitalized software development costs	(28)	(3)	(12)	—	(43)
Acquisition of businesses, net of cash acquired	(11)	—	—	—	(11)
Escrow payment for proposed acquisition	(100)	—	—	—	(100)
Liquidation of securities available for sale	98	—	—	—	98
Proceeds from sale of long-lived assets	3	—	1	—	4
Purchase of securities available for sale	—	—	(1)	—	(1)
Restricted cash	—	—	(26)	—	(26)

NET CASH USED FOR INVESTING ACTIVITIES	(72)	(3)	(80)	—	(155)

FINANCING ACTIVITIES:
Debt issuance costs	(29)	—	—	—	(29)
Repayment of long-term debt	(72)	—	—	—	(72)
Net (repayments) borrowings of intercompany debt	(75)	35	40	—	—

NET CASH USED FOR FINANCING ACTIVITIES	(176)	35	40	—	(101)
Effect of exchange rate changes on cash and cash equivalents	—	—	2	—	2
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6)	(1)	(5)	—	(12)
Cash and cash equivalents at beginning of period	382	3	194	—	579

Cash and cash equivalents at end of period	$376	$2	$189	$—	$567

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Supplemental Condensed Consolidating Schedule of Cash Flows

(Successor)

	Year ended September 30, 2010
In millions	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net loss	$(874)	$(64)	$(379)	$446	$(871)
Adjustments to reconcile net loss to net cash provided by operating activities	776	15	240	—	1,031
Changes in operating assets and liabilities, net of effects of acquired business	(350)	76	156	—	(118)
Investment in consolidated subsidiaries	446	—	—	(446)	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	(2)	27	17	—	42

INVESTING ACTIVITIES:
Capital expenditures	(38)	(2)	(39)	—	(79)
Capitalized software development costs	(38)	(5)	—	—	(43)
Acquisition of NES, net of cash acquired	(529)	37	(308)	—	(800)
Liquidation of securities available for sale	—	18	—	—	18
Proceeds from sale of long-lived assets	2	—	9	—	11
Net proceeds from sale of AGC	—	—	32	—	32
Purchase of securities available for sale	—	—	(5)	—	(5)
Restricted cash	—	—	2	—	2

NET CASH USED FOR INVESTING ACTIVITIES	(603)	48	(309)	—	(864)

FINANCING ACTIVITIES:
Net proceeds from incremental B-2 term loans and warrants	783	—	—	—	783
Capital contributions from Parent	125	—	—	—	125
Debt issuance costs	(5)	—	—	—	(5)
Repayment of long-term debt	(48)	—	—	—	(48)
Net (repayments) borrowings of intercompany debt	(178)	(50)	228	—	—
Internal capital contribution from Parent Company	(100)	—	100	—	—
Other financing activities, net	—	(1)	(1)	—	(2)

NET CASH USED FOR FINANCING ACTIVITIES	577	(51)	327	—	853
Effect of exchange rate changes on cash and cash equivalents	—	—	(19)	—	(19)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(28)	24	16	—	12
Cash and cash equivalents at beginning of period	376	2	189	—	567

Cash and cash equivalents at end of period	$348	$26	$205	$—	$579

AVAYA INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Information required by this item is incorporated by reference to Note 7, “Supplementary Financial Information,” to our audited consolidated financial statements, which are included in our Annual Report on Form 10-K.

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

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

c)	Changes in Internal Control Over Financial Reporting.

On December 18, 2009, the Company completed the acquisition of the enterprise solutions business of Nortel Networks Corporation (the “NES business”). The Company is in the process of integrating the NES business. The Company relies in part upon services performed by Nortel and its affiliates under a transition services agreement to support many of these integration activities. The Company is analyzing, evaluating and, where possible, implementing changes in controls and procedures relating to the NES business as integration proceeds. As a result, the process may result in additions or changes to our internal control over financial reporting. Otherwise, there were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our executive officers and directors are listed below.

Name	Age as of December 1, 2010	Title
Mohamad S. Ali	40	Senior Vice President, Corporate Development and Strategy
Stephen J. Bandrowczak	50	Vice President and General Manager, Data Solutions
Alan E. Baratz	56	Senior Vice President and President, Global Communications Solutions
James M. Chirico, Jr.	52	Executive Vice President, Business Operations
Pamela F. Craven	57	Senior Vice President and Chief Administrative Officer
Christopher M. Formant	59	Senior Vice President and President, Avaya Government Solutions
Roger C. Gaston	54	Senior Vice President, Human Resources
Stephen J. Gold	51	Senior Vice President and Chief Information Officer
J. Joel Hackney, Jr.	41	Senior Vice President, Global Sales and Marketing and President, Field Operations
Joachim Heel	45	Senior Vice President and President, Avaya Global Services
Kevin J. Kennedy	55	Director, President and Chief Executive Officer
Anthony J. Massetti	49	Senior Vice President and Chief Financial Officer
Thomas G. Mitchell	52	Senior Vice President, Channel Transformation

Directors
Eugene J. Frantz	44	Director
Charles H. Giancarlo	52	Chairman of the Board of Directors
John W. Marren	47	Director
Greg K. Mondre	36	Director
Kevin B. Rollins	58	Director
David J. Roux	54	Director

Mohamad S. Ali has been our Senior Vice President, Corporate Development and Strategy since December 2009 and, prior to that time and since July 15, 2009, he was our Senior Vice President, Corporate Development. Previously he spent thirteen years at International Business Machines Corporation, most recently as Vice President, Business Development and Strategy for IBM’s Information Management Division from 2005 until July 2009.

Steven J. Bandrowczak has been our Vice President and General Manager, Data Solutions since June 14, 2010. Previously, from December 18, 2009 until June 14, 2010, he served as our Vice President, Sales and Marketing for the Avaya data business. From January 1, 2009 until December 18, 2009, Mr. Bandrowczak was the President, Enterprise Sales Americas for Nortel Networks Inc. and, from July 16, 2007 until January 1, 2009, he served as Chief Information Officer for Nortel Networks Corporation and Nortel Networks Limited. Previously, from September 2005 until July 2007, he served as Senior Vice President and Chief Information Officer for Lenova Group Ltd. Prior to that, he served as Executive Vice President and Chief Information officer at DHL Worldwide.

Alan E. Baratz has been our Senior Vice President and President, Global Communications Solutions since October 2, 2008. From June 1, 2007 to January 31, 2008, Dr. Baratz served as Senior Vice President of the Network Software and Systems Technology Group at Cisco Systems, Inc. Previously, he served as President and Chief Executive Officer of NeoPath Networks, from February 25, 2005 until it was acquired by Cisco on March 13, 2007. From August 11, 2003 to February 14, 2005, Dr. Baratz served as President and Chief Executive Officer of Versata, Inc.

James M. Chirico, Jr. has been our Executive Vice President, Business Operations since June 14, 2010. Previously, from February 3, 2009 until June 14, 2010, he served as our Chief Restructure Officer and President, Operations. From January 2, 2008 until February 3, 2009, he served as our Senior Vice President and President, Operations. From February 1998 to November 2007, Mr. Chirico held various senior management positions at Seagate Technology, including Executive Vice President, Global Disc Storage Operations, from February 2006 until November 2007, and Senior Vice President and General Manager, Asia Operations, from September 2000 to February 2006.

Pamela F. Craven has been our Senior Vice President and Chief Administrative Officer since August 2006. In that role, she continues to serve as General Counsel, which is a position she has held since September 2000. She also served as Corporate Secretary from September 2000 to January 2007. She was a Senior Vice President from August 2002 to August 2006.

Christopher M. Formant has been our Senior Vice President and President, Avaya Government Solutions since August 16, 2010. Previously, from February 25, 2008 until August 16, 2010, he served as our Senior Vice President and President, Avaya Global Services. Mr. Formant was previously Executive Vice President and Executive Committee Member at Bearing Point, Inc. from February 2003 to January 2008.

Roger C. Gaston has been our Senior Vice President, Human Resources since May 2006. From March 2001 to September 2005 he was Corporate Vice President, Human Resources at Storage Technology Corp.

Stephen J. Gold has been our Senior Vice President and Chief Information Officer since May 24, 2010. Previously, from July 2009 until May 2010, he served as Executive Vice President, Chief Information Officer and Corporate Chief Technology Officer at GSI Commerce, Inc. and, from February 2005 until July 2009, he served as Executive Vice President and Chief Information Officer. Prior to that, from 2003 to 2005, he was Senior Vice President and Chief Information Officer at Merck & Company, Inc.

J. Joel Hackney, Jr. has been our Senior Vice President, Global Sales and Marketing and President, Field Operations since June 14, 2010. From December 19, 2009 until June 14, 2010 he was our Senior Vice President and President, Avaya Government and Data Solutions. Previously, he spent four years at Nortel Networks Corporation where, from September 2007 to December 2009, he served as President, Nortel Enterprise Solutions and, from December 2005 to September 2007, he served as Senior Vice President of Global Operations and Quality. Prior to that, he spent 14 years at General Electric, most recently as Division General Manager, GE Consumer and Industrial.

Joachim Heel has been our Senior Vice President and President, Avaya Global Services since August 16, 2010. Previously, from March 2009 to February 2010, he served as Senior Vice President, Global Services at Sun Microsystems, Inc. (“Sun”) and, from July 2007 to January 2009, he served as Senior Vice President, Storage Practice at Sun. Prior to that, from March 2006 to June 2007, Mr. Heel was Senior Vice President, Global Sales and Service at Sun and, from September 2005 to March 2006, he served as Senior Vice President, OEM Business Unit at Sun. From 1991 through August 2005, Mr. Heel held various positions with McKinsey & Company becoming a partner with the firm in 1997. Mr. Heel has served as a Director of World Fuel Services Corporation since 2007.

Kevin J. Kennedy has been our President and Chief Executive Officer and a member of our board of directors since December 22, 2008. Previously, from September 2003 to December 2008, he served as Chief Executive Officer of JDS Uniphase Corporation (“JDSU”), and from March 2004 until December 2008, he also served as President of JDSU. He joined JDSU’s board of directors in November 2001 and, since December 2008, has served as Vice Chairman of their board of directors. Mr. Kennedy is also on the board of directors of KLA-Tencor Corporation. Mr. Kennedy served on the boards of directors of Rambus Inc., from April 2003 until May 2008, Freescale Semiconducter, Inc., from July 2004 until December 2006, and Polycom Inc., from May 2008 until January 2009.

Anthony J. Massetti has been our Senior Vice President and Chief Financial Officer since October 26, 2009. From January 2008 to October 2009, Mr. Massetti was Chief Financial Officer and Senior Vice President at NCR Corporation. From 2002 to 2008, he was with QLogic Corporation most recently as Chief Financial Officer and Senior Vice President from 2004 to 2008.

Thomas G. Mitchell has been our Senior Vice President, Channel Transformation since May 3, 2010. From 2005 to April 2010, Mr. Mitchell was a consultant specializing in developing and refining complex global go-to-market strategies in the IT marketplace.

Eugene J. Frantz has been a member of our board of directors since October 26, 2007. Mr. Frantz joined TPG Capital in 1999 and is a Partner. Mr. Frantz sat on the board of directors of SMART Modular Technologies, Inc. from April 2004 until January 2010.

Charles H. Giancarlo has been a member of our board of directors since June 30, 2008 and has been our Chairman of the Board since December 22, 2008. He served as President and Chief Executive Officer from June 30, 2008 until December 22, 2008. Mr. Giancarlo is a Managing Director of Silver Lake. Prior to joining Silver Lake in 2007, he served as Executive Vice President and Chief Development Officer of Cisco Systems, Inc. Mr. Giancarlo is also on the boards of directors of Accenture Ltd., Netflix, Inc. and various private companies.

John W. Marren has been a director of Avaya since October 26, 2007. Mr. Marren joined TPG Capital in 2000 as a Partner and leads TPG’s technology team. Mr. Marren is currently the Chairman of the Board of MEMC Electronic Materials, Inc. and also serves on the boards of directors of various private companies. Mr. Marren served on the boards of directors of Conexant Systems, Inc., from 2004 until 2008, and ON Semiconductor Corp., from 2000 until 2007.

Greg K. Mondre has been a member of our board of directors since October 26, 2007. Mr. Mondre is a Managing Director of Silver Lake. Prior to joining Silver Lake in 1999, he was a principal at Texas Pacific Group and an investment banker at Goldman, Sachs & Co. Mr. Mondre is also on the boards of directors of various private companies.

Kevin B. Rollins has been a director of Avaya since October 26, 2007. Mr. Rollins joined TPG Capital in 2007 as a senior advisor focusing on investment strategies in global technology. From April 1996 to January 2007, Mr. Rollins held various positions at Dell, Inc., including President and Chief Executive Officer, from March 2004 to January 2007, and President and Chief Operating Officer, from 2001 to March 2004. Mr. Rollins served on the board of directors of Sears Holdings Corp. from February 2008 until May 2010. On July 22, 2010, the U.S. Securities and Exchange Commission (“SEC”) filed a civil injunctive action involving Dell Inc. (“Dell”), which included allegations against the company and certain of its senior officers, including Mr. Rollins, concerning the failure to provide adequate disclosure in its SEC filings with respect to Dell’s commercial relationship with Intel Corp. Dell and the relevant officers, including Mr. Rollins, agreed, without admitting or denying the allegations, to settle the matter, and the U.S. District Court for the District of Columbia approved such settlement on October 13, 2010. Mr. Rollins’ settlement included a monetary penalty and a permanent injunction prohibiting violations of Sections 17(a)(2) & (3) of the Securities Act of 1933 and violations, including aiding and abetting violations, of Section 13(a) of the Securities Exchange Act of 1934.

David J. Roux has been a member of our board of directors since October 26, 2007 and served as Chairman of the Board from November 2, 2007 until December 22, 2008. Mr. Roux is a Co-Chief Executive of Silver Lake. Prior to co-founding Silver Lake in 1999, he served as Chairman and Chief Executive Officer of Liberate Technologies, Executive Vice President at Oracle Corporation and Senior Vice President at Lotus Development Corporation. Mr. Roux is also on the boards of directors of various private companies. Mr. Roux served on the boards of directors of Business Objects S.A., from December 2003 until January 2006, Symantec Corporation, from July 2005 until September 2007, and Thomson S.A., from September 2004 until October 2008.

Director Selection

A stockholders’ agreement between Parent and its shareholders (other than management shareholders) contains agreements among the parties with respect to the election of Directors of Parent. All of the Directors of our Parent also serve as our Directors.

In addition, Mr. Kennedy’s employment agreement provides that, for so long as he is the Company’s Chief Executive Officer, our Sponsors shall vote to elect him as a Director of Avaya and of Parent.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act is inapplicable to the Company.

Code of Conduct

Avaya’s Code of Conduct, Operating with Integrity, is designed to help Directors and employees worldwide to resolve ethical issues in an increasingly complex global business environment. The Code of Conduct applies to all Directors and employees, including the Chief Executive Officer, the Chief Financial Officer, the Corporate Controller and any other employee with any responsibility for the preparation and filing of documents with the SEC. The Code of Conduct covers a variety of topics, including those required to be addressed by the SEC. Topics covered include, but are not limited to, conflicts of interest, confidentiality of information and compliance with applicable laws and regulations. Directors and employees of the Company receive periodic updates regarding policies governed by and changes to Avaya’s Code of Conduct. The Code of Conduct is available at Avaya’s Investor Relations website located at http://investors.avaya.com. Avaya may post amendments to or waivers of the provisions of the Code of Conduct made with respect to any of our Directors and executive officers on that website. During fiscal 2010, no amendments to or waivers of the provisions of the Code of Conduct were made with respect to any of our Directors or executive officers.

Audit Committee Financial Expert

The Audit Committee is comprised of Messrs. Mondre (Chairman) and Frantz. The Board of Directors, after reviewing all of the relevant facts, circumstances and attributes, has determined that both Mr. Mondre and Mr. Frantz are “audit committee financial experts” as defined in applicable SEC rules. Neither Mr. Mondre nor Mr. Frantz is an independent director. See Item 13, “Certain Relationships and Related Party Transactions and Director Independence,” to this Annual Report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION DISCUSSION AND ANALYSIS

General

Compensation Philosophy and Objectives

Avaya’s general compensation philosophy is that total compensation should be designed to attract, motivate and retain executive officers and employees in such a way as to create value for the benefit of the Company and its owners. The Company believes that the main objective of its compensation program should be to create a competitive total compensation package that rewards employees for performance against stated goals and objectives. The Company believes that performance should be measured at both the corporate and the individual levels. Employees are rewarded for both their contributions to short-term and long-term corporate performance and their demonstrated behaviors and performance measured against individual objectives.

Avaya competes with other companies in the market for talented employees. As a result, Avaya’s market-based pay platform, which defines market pay relative to specific jobs, emphasizes the commitment to provide employees with a pay opportunity that is externally competitive. The platform aims to provide Avaya with an increased ability to attract and retain top talent and make more informed pay decisions.

How Compensation Decisions are Made

Compensation Committee

Under its charter, the Compensation Committee is responsible for matters relating to the Company’s compensation and benefit programs. The Compensation Committee establishes the Company’s compensation philosophy and strategy and discharges the Board’s responsibilities relating to the compensation of executive officers. Among other things, it reviews the individual goals and objectives of, and evaluates the performance of, the CEO and sets CEO compensation based on that evaluation in conjunction with reviewing market based compensation elements. In addition, it approves compensation and benefits plans affecting the Company’s other executive officers, including the executive officers named in the Summary Compensation Table (collectively, the “Named Executive Officers”). Compensation Committee members serve one-year terms and are elected annually by the Board. Under its charter, the Compensation Committee must consist of at least two members. During fiscal 2010, the members of the Compensation Committee were Messrs. Rollins (Chairman), Giancarlo, and Roux. During fiscal 2010, the Compensation Committee held 6 meetings.

Compensation Consultant

For fiscal 2010, the Company retained an advisor on compensation matters, Aon Radford Consulting, on a project by project basis. In addition, from time to time the Compensation Committee received support from compensation advisors at each of Silver Lake and TPG.

Role of Management

From time to time, management may recommend that the Compensation Committee adjust executive officer compensation for various reasons, such as changes in executive officer responsibilities or based on information regarding competitive benchmarking of compensation practices. The CEO provides his perspective on each executive officer’s individual performance for the year as part of the Company’s annual performance review and succession planning process.

Benchmarking and Competitive Analysis

For fiscal 2010, the Company used benchmarking information for purposes of aligning a competitive compensation structure, including national surveys that cover a broad group of companies in a variety of industries. Additionally, specific compensation detail was reviewed for benchmarking purposes regarding a number of companies, including the following (the “Peer Group”):

• Adobe Systems Incorporated • Broadcom Corporation • DST Systems, Inc. • Intuit Inc. • NetApp, Inc. • Qualcomm Incorporated • Xerox Corporation	• Agilent Technologies, Inc. • CA, Inc. • EMC Corporation • Juniper Networks Inc. • NCR Corporation • Symantec Corporation	• Anixter International Inc. • CommScope Inc. • Harris Corporation • Level 3 Communications, Inc. • Pitney Bowes Inc. • Unisys Corporation

Companies were selected to be in the Peer Group based upon factors including, but not limited to, industry (focusing on technology, software and services companies) and revenue. During fiscal 2010, management and the Compensation Committee reviewed and agreed to modify the Peer Group for the purposes of maintaining a competitive position in the market and to ensure that the Peer Group included companies of similar size in terms of annual revenue and other financial measures as well as number of employees. As a result of the analysis and changes, the following Companies were added to the Peer Group: Agilent Technologies, Inc., NetApp, Inc., Xerox Corporation, and the following Companies were removed from the Peer Group: Tellabs Inc and JDS Uniphase Corporation.

With respect to each of the following, the Company strives to be near the median of compensation for executive officers of the Peer Group who hold positions similar to those of the Company’s executive officers:

•	base salaries;

•	total target cash compensation (consisting of base salaries plus annual cash bonuses); and

•	total direct compensation (consisting of total target cash compensation plus equity awards).

We also monitor compensation policies and practices of our competitors who, because of their revenues or other factors, do not meet the criteria to be included within the Peer Group, but with whom we compete in the market for talented employees.

Reviewing Compensation Decisions

Following the conclusion of each fiscal year, the Compensation Committee reviews the individual objectives and performance of the CEO and the Company’s executive officers, including the Named Executive Officers. The Compensation Committee then reviews each executive officer’s total compensation package, including, but not limited to, base salary, short-term incentive awards, long-term incentive awards, perquisites, retirement and other benefits. Following the reviews of performance and compensation arrangements, the Compensation Committee sets the compensation for each of those individuals for the following fiscal year. The Compensation Committee generally reviews its decisions with the Board to ensure that there is alignment regarding the Compensation Committees’ evaluations and compensation actions, if any.

Fiscal 2010 Analysis

During fiscal 2010, the Compensation Committee actively reviewed executive officer compensation and made adjustments based upon a number of different factors and for a variety of reasons, including with respect to hiring and retaining talent. For example, in October 2010, the Compensation Committee approved recognition awards and stock option retention awards for certain employees, including certain of the Named Executive Officers, following the execution by the Company of agreements to acquire the enterprise solutions business (the “Acquisition”) of Nortel Networks Corporation and certain of its affiliates (“Nortel”). In November 2009, the Compensation Committee approved changes to the compensation packages for certain of the Named Executive Officers following a competitive benchmarking exercise. Also in that month, the Compensation Committee approved a cash bonus program for certain employees, including certain of the Named Executive Officers, to retain those individuals following the Acquisition and to facilitate the successful integration of that business. In May 2010, the Compensation Committee approved compensation changes following a realignment of certain executive officer positions and accountabilities. Each of these actions is described in greater detail below and in the accompanying tables, including the Summary Compensation Table.

Elements of Executive Officer Compensation

The Company relies upon a mix of compensation elements including: salary, short-term and long-term incentives and other compensation vehicles. It recognizes that decisions regarding any one element may impact how the Company relies upon or makes use of another element. As a result, the Compensation Committee does not review each element in isolation and instead reviews them in total when making compensation decisions. In addition, the Company considers its status as a privately-held entity when making compensation decisions. Because neither the Company nor Parent has equity that is publicly traded, at times the Company may need to utilize direct cash compensation to a greater extent than, or in lieu of, equity awards to attract and retain employees and to drive incentive-based outcomes.

The following highlights the elements of the Company’s compensation program for executive officers, including the Named Executive Officers.

Base Salaries

Base salaries are designed to compensate individuals for their current contributions to the Company as reflected in their day-to-day performance. Base salaries are intended to be competitive relative to similar positions at companies of comparable size in our and similar industries. The Company structures base salaries to help attract, motivate and retain employees with a broad, proven track record of performance. Base salaries are reviewed annually by the Compensation Committee. Consideration of salary adjustments, if any, generally is based on competitive market data collected regarding the Peer Group and individual performance of the executive officers in question. During fiscal 2010, the base salaries for Messrs. Kennedy, Massetti, Baratz and Manganello remained unchanged at $1,250,000, $550,000, $600,000 and $350,000, respectively. In consideration of individual performance leading up to and during fiscal 2010, the Compensation Committee adjusted the base salary for Mr. Chirico and Mr. Hackney as it believed those adjustments were warranted given their relative positions and increased responsibilities within the Company. Effective on July 1, 2010, Mr. Chirico received a base salary adjustment from $600,000 to $625,000 in connection with his being named Executive Vice President, Business Operations and Mr. Hackney received a base salary adjustment from $600,000 to $650,000 in connection with his being named Senior Vice President, Global Sales and Marketing and President, Field Operations.

Short-Term Incentives

Annual Non-Equity Incentive Plan Cash Bonus Program

The Avaya Inc. Short Term Incentive Plan (“STIP”) is Avaya’s annual cash bonus program that is designed to reward employees, including the Named Executive Officers, for the achievement of objectives that are short-term in nature. The STIP provides an opportunity for eligible employees to receive cash bonuses based on the combination of corporate performance and individual performance. The opportunity for a more significant award increases when both the Company and the employee achieve higher levels of performance.

At the beginning of each fiscal year, the Compensation Committee establishes corporate financial objectives that must be met before bonuses will be considered under the STIP. The aggregate amount of cash available for awards under the STIP varies depending on how the Company performs against those financial objectives, as follows:

•

If corporate performance is less than the minimum thresholds established by the Compensation Committee, then no STIP bonuses are available unless the Compensation Committee exercises its discretion to modify the thresholds or to allocate funds for employee awards. For example, the Compensation Committee may choose to exercise its discretion in the event that an unforeseen one-time item impacts financial performance during the fiscal year.

•

If corporate performance is above the minimum thresholds established by the Compensation Committee, then STIP bonuses may be paid to eligible employees at the end of that fiscal year. Starting with the minimum thresholds, the aggregate cash pool available to fund employee awards will increase based upon an established formula. There is no cap on the amounts that may be used to fund employee awards under the established formula.

For fiscal 2010, the Committee determined that corporate performance would be measured based upon year-over-year growth of each of “Management EBITDA” and total revenue, with each having an equal weighting. “Management EBITDA” is Adjusted EBITDA, as defined in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K, with certain adjustments. Unlike Adjusted EBITDA, to determine Management EBITDA, the Company does not deduct prior service cost calculated under Accounting Standards Codification (“ASC”) 712, the Company does not deduct income from unrestricted subsidiaries, net of dividends received, the Company does not adjust for purchase accounting impacts related to the Merger for the recognition of deferred revenue and reduction for deferred costs and business partner commissions written off in purchase accounting, the Company does deduct the full expense related to pension and other post-employment benefit obligations, the Company does deduct software development costs and net income attributable to non-controlling interests are excluded from the calculation. In addition, the Committee determined that the size of the cash pool available for STIP awards would be subject to adjustment based upon customer satisfaction results compiled with the help of a third party vendor. If customer satisfaction for fiscal 2010 was less than 3.70 (as measured on a 5 point scale), then the cash pool was subject to a reduction of 10%. If customer satisfaction was equal to or greater than 3.70 and less than or equal to 3.77, then no adjustment would be made to the cash pool. If customer satisfaction was greater than 3.77, then the cash pool was subject to an increase of 10%.

At the beginning of the fiscal year, the Management EBITDA target was set at 17.7% year over year growth, or $139 million (calculated assuming 100% pay-out of STIP). The total revenue target was set at 2.0% year over year growth, or $82 million.

In May 2010, the Compensation Committee, due to the impact of the Nortel transaction on the original Plan targets, approved modified STIP targets based on financial performance in the second half of the year. The targeted STIP payout was based upon the achievement of new Management EBITDA and total revenue targets of $522 million (calculated assuming a STIP payout of 100% for the fiscal year) and $2,770 million, respectively, for the second half of fiscal 2010 only. The Committee retained the customer satisfaction modifier concept that had been established at the beginning of the fiscal year.

The Company believes that the Management EBITDA and total revenue metrics best represented how it measured short-term performance during fiscal 2010. In addition, the Company believes that the use of the customer satisfaction multiplier helped to motivate employees to maintain and improve customer relationships while driving corporate performance.

The extent to which the Company achieves its STIP targets is referred to as the “Avaya Performance Factor.” For fiscal 2010, the Avaya Performance Factor was 2.74%. The Company failed to achieve the threshold level set for the Management EBITDA but did exceed its revenue threshold by $32 million. There was no adjustment to the cash pool available for awards based on customer satisfaction results for fiscal 2010.

The assessment of an executive officer’s individual performance includes consideration of that executive officer’s leadership qualities and achievement of stated objectives. Award targets for executive officers are set as a percentage of their base salaries and are based upon their respective roles and responsibilities and competitive market data. For fiscal 2010, the annual target awards for Messrs. Kennedy, Massetti and Manganello were unchanged at 100%, 85% and 50% respectively. During fiscal 2010, the Compensation Committee adjusted the STIP target awards for each of Messrs. Chirico and Hackney from 75% to 85% in connection with their base salary increases as described above. These adjustments were made in recognition of their increased responsibilities within the Company and to align their annual target incentive awards with competitive benchmarks. Dr. Baratz was not eligible to participate in the Company’s STIP bonus program (see “—Additional Cash Payments” below for more information).

An individual employee’s actual STIP award is determined by multiplying the Avaya Performance Factor by the employee’s STIP target percentage (based on job level) and by a factor which is below, at, or greater than 100% that reflects the employee’s individual performance. Adjustments may be made at the discretion of the employee’s supervisor, or in the case of the Named Executive Officers, at the discretion of the Compensation Committee. Factors influencing adjustment decisions include, but are not limited to, the size of the aggregate pool of funds available for STIP awards, individual employee performance, the desire to retain key employees and the portion of the year during which the employee was employed by the Company. For fiscal 2010, as indicated in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation,” based on the Avaya Performance Factor, each of Messrs. Kennedy, Massetti, Hackney, Chirico and Manganello received $44,363, $12,635, $11,956, $14,546 and $5,275, respectively, under the STIP.

Additional Cash Payments

Cash awards are occasionally made to employees for a variety of reasons, including, but not limited to, immediate retention purposes, pursuant to offers of employment and in recognition of significant individual contributions for specific projects or performance during the fiscal year. The Compensation Committee or the Board of Directors must approve all cash awards made to each executive officer of the Company, including the Named Executive Officers.

In January 2009 the Compensation Committee reduced severance benefits payable to certain executive officers upon an involuntary separation from the Company. To compensate them for the change in benefits, certain executive officers received cash awards during the fiscal year. However, none of the Named Executive Officers received any of those payments. Also during fiscal 2010, the Compensation Committee approved recognition awards for employees of the Company, including certain officers of the Company, in relation to the Company’s performance specific to the fourth quarter of fiscal 2009. Of the Named Executive Officers, only Messrs. Chirico and Manganello received awards of $200,000 and $150,000, respectively, under this program.

During fiscal 2009, the Compensation Committee approved two cash retention awards for Mr. Chirico in conjunction with his being named Chief Restructure Officer, the position he held before being named Executive Vice President, Business Operations. The first award, which is for $2,700,000, is payable in 2 installments of $1,000,000 and $1,700,000, the first of which he received in fiscal 2009 and the second of which is payable in fiscal 2011. The second award, which is for $900,000, is payable in equal installments over a three fiscal year period beginning in fiscal 2009. During fiscal 2010, Mr. Chirico received a total of $300,000 pursuant to the second award. During fiscal 2010, certain cash payments were made in connection with offers of employment that had been approved by the Compensation Committee. Mr. Massetti received a sign-on bonus in the amount of $375,000.

During fiscal 2010, Dr. Baratz earned a bonus of $300,000 in lieu of his exclusion from participation in the Company’s STIP program.

During fiscal 2010, the Company adopted an employee cash bonus program in connection with the Acquisition designed to help retain certain employees, including the Named Executive Officers, during the critical period required to integrate that business with the Company. Of the Named Executive Officers, Messrs. Massetti, Chirico, Baratz and Manganello received awards of $200,000, $200,000, $150,000 and $100,000, respectively. Each of these awards is scheduled to be paid in equal installments during fiscal 2011 and 2012 and are not included in the Summary Compensation Table below for payments in fiscal 2010.

During fiscal 2010, the Company approved a program to reduce the total carry-over vacation liability assumed in the Acquisition by allowing former employees of Nortel to sell their carry-over vacation days at 50 cents per dollar of accrued vacation time, where legally permitted. Pursuant to this program, Mr. Hackney elected to receive a cash payment of $43,847, in return for his accrued carry-over vacation.

Finally, during fiscal 2010, the Company allowed employees the option of choosing to monetize two unused vacation days in return for a payment equivalent to the value of those days in their base salary. Under this program, Dr. Baratz chose to participate receiving a payment of $4,616.

For additional information regarding all of these awards, please see the Summary Compensation Table.

Long-Term Incentives

Following the consummation of the Merger, Parent’s shareholders approved the Sierra Holdings Corp. Amended and Restated 2007 Equity Incentive Plan (the “2007 Plan”) and the Sierra Holdings Corp. Long-Term Incentive Cash Bonus Plan (the “Cash Plan”). These plans are intended to advance the interests of the Company and its affiliates by providing for the grant to select individuals, including the Named Executive Officers, of long-term equity and cash incentive awards. These equity and cash awards are designed to help achieve long-term goals and objectives and, in the process, align management interests with those of shareholders.

As of September 30, 2010, 49,848,157 shares of Parent common stock was authorized for issuance in connection with awards granted pursuant to the 2007 Plan, in addition to 2,924,125 shares available for issuance in satisfaction of certain equity awards issued by the Company that were held by executive officers prior to the Merger that were permitted to be rolled over into equity awards issued by Parent upon consummation of the Merger (the “Continuation Awards”). The number of shares available for issuance as of September 30, 2010 includes 4,500,000 shares that were authorized for issuance under a November 2009 amendment to the 2007 Plan following the announcement of the Acquisition. None of the Named Executive Officers holds any Continuation Awards. Also as of September 30, 2010, Parent was authorized to issue up to $60,000,000 in aggregated awards under the Cash Plan. None of the Named Executive Officers holds any awards under the Cash Plan.

The sizes of equity awards are structured by balancing the interests of shareholders, in terms of the impact of dilution, with the need to align the interests of management with those of shareholders. An objective is to provide long term incentive compensation that is competitive with that offered by peer companies. Individual grants of equity awards are based on various factors, including a review of Peer Group and other competitive market data, demonstrated sustained performance and each individual’s demonstrated ability to contribute to the Company’s future success. The Company’s ability and desire to retain key talent is also considered. With the exception of considerations regarding dilution, similar factors are used when determining long-term cash incentive awards.

The majority of long-term incentive awards issued during fiscal 2010 were issued to Company employees on November 17, 2009 pursuant to an offer by Parent to its outstanding stock option holders to exchange their existing stock options with an exercise price equal to or greater than $3.80 per share for new stock options with an exercise price of $3.00 per share in a one-for-one option exchange, as described in greater detail below under Stock Option Awards—Fiscal 2010 Awards.

The stock option exchange was designed to provide an incentive for employees to continue to drive Company performance and to help retain those employees. Additional long-term incentive awards were made during fiscal 2010 in connection with new-hire employment offers, for purposes of promotion and retention of existing employees and in recognition of significant individual contributions for specific projects or performance during the fiscal year.

To the extent any of the Named Executive Officers received grants of long-term incentive awards during fiscal 2010, they are included in the “Grants of Plan-Based Awards” table below.

Stock Option Awards

Key employees, directors, and consultants of the Company may be eligible to receive stock options under the 2007 Plan. Each stock option, when vested and exercised, entitles the holder to receive one share of Parent’s common stock, subject to certain restrictions on transfer and sale as provided for in the 2007 Plan and the related award agreements.

Fiscal 2010 Awards

Stock Option Exchange Program

During fiscal 2010, Parent extended an offer to all employees who held stock options with an exercise price equal to $3.80 or greater to exchange those stock options for new stock options. These “replacement” stock options were awarded on November 17, 2009 following the completion of the exchange offer, have an exercise price of $3.00 per share, which was the fair market value of a share of Parent common stock on the date of grant, and have new vesting provisions.

Each replacement stock option grant was issued in exchange for a grant that was comprised of time-based stock options, market-based multiple-of-money (“MoM”) stock options and performance-based “EBITDA” stock options, weighted 65%, 17.5% and 17.5%, respectively, of the total number of shares subject to each award. The time-based stock options that were replaced generally vested 25% on the first anniversary of the date of grant, and in equal installments quarterly thereafter over the following three year period for a total of a four year vesting period. The MoM stock options that were replaced vested 50% upon the achievement of a multiple of 2.0 times, and 100% upon the achievement of a multiple of 3.0 times or greater, of the initial amount invested in Parent by the Sponsors as defined in the 2007 Plan. EBITDA stock options that were replaced vested in equal installments each year over a four-year period assuming annual Management EBITDA targets were met for fiscal years 2009, 2010, 2011 and 2012.

Each new replacement stock option grant is comprised of time-based stock options and market-based “multiple-of-money” (“MoM”) stock options, weighted 65% and 35%, respectively, of the total number of shares subject to each award. The replacement time-based stock options vest in equal annual installments on the first, second, third and fourth anniversaries of the date of grant. The replacement MoM stock options vest 50% upon the achievement of a multiple of 1.6 times, and 100% upon the achievement of a multiple of 2.0 times or greater, of the initial amount invested in Parent by the Sponsors as defined in the 2007 Plan. Given the difficulty with forecasting performance several years into the future in the current economic environment, EBITDA stock options were not offered in replacement grants under the exchange program.

With the exception of Messrs. Massetti and Hackney, each of whom had no eligible options to exchange, all of the Named Executive Officers accepted the exchange offer with respect to all of their qualifying awards. As a result, Messrs. Kennedy, Chirico, Baratz and Manganello exchanged 5,000,000, 1,250,000, 1,100,000, and 300,000 stock options, respectively, for an equal number of replacement stock options having the new weighting of time-based and MoM stock options.

Any awards of stock options which were not tendered for exchange during the eligible exchange period remained unchanged in their terms and conditions. These awards continue to maintain their original exercise price, their original vesting terms, and their original 10 year term.

Acquisition Stock Option Awards

In November 2009, a special award of stock options was made to key employees, including the Named Executive Officers, for retention purposes following the Acquisition. Generally, employees receiving an award of stock options under this one-time grant received stock options that are time-based in nature. However, awards of options under this retention program made to executive officers of the Company, including the Named Executive Officers, were 65% time-based and 35% MoM based. All time-based stock options granted under this program vested 20% on the date which Avaya closed the Acquisition, which was December 18, 2009; an additional 20% of the shares granted under each time-based award will vest annually thereafter on the anniversary of the Acquisition date over the following four years. All time based awards granted in connection with this program will become fully vested on the fourth anniversary of the date the Acquisition was completed, or December 18, 2013.

Other Stock Option Awards

During fiscal 2010, awards of time-based and MoM stock options were made to Company employees, including the Named Executive Officers. Each grant of stock options generally included both time-based and MoM-based, weighted as 65%, and 35%, respectively, of the total number of shares subject to each grant. The time-based portions of the awards vest 25% on the first anniversary of the grant date and thereafter vest in equal installments annually over the following three year period, becoming fully vested four years after the grant date. The MoM stock options will vest 50% upon the achievement of a multiple of 1.6 times, and 100% upon the achievement of a multiple of 2.0 times or greater, the initial amount invested in Parent by the Sponsors, as defined in the 2007 Plan.

During fiscal 2010, each of Messrs. Massetti and Hackney received stock option awards in connection with their offers of employment having weightings and vesting periods as set forth in the immediately preceding paragraph. In addition, Mr. Hackney received a stock option award in connection with his appointment by the Company as Senior Vice President, Global Sales and Marketing and President, Field Operations. The details of those awards are set forth in the “Grants of Plan-Based Awards” table.

Except as otherwise noted, all of the stock option grants issued during fiscal 2010, including those under the stock option exchange offer program, conform to the standard vesting provisions and were issued using the 65%-35% weightings of time-based and MoM-based awards, respectively. The Company believes that, for fiscal 2010, this mix provided the appropriate balance between awards certain to vest over time and awards that would vest based on corporate performance. However, the 2007 Plan does not restrict award grants to that formula. All stock options awarded under the 2007 Plan expire ten years from the date of grant or upon cessation of employment, in which event there are limited exercise provisions allotted to vested stock options.

Restricted Stock Unit Awards (“RSUs”)

Key employees, directors, and consultants of the Company may be eligible to receive RSUs under the 2007 Plan. Each restricted stock unit, when vested, entitles the holder to receive one share of the Parent’s stock, subject to certain restrictions on their transfer and sale as provided for in the 2007 Plan and the related award agreements. RSUs vest over time according to the provisions set forth in their individual award agreements. As reflected in the “Grants of Plan-Based Awards” table, during fiscal 2010, Mr. Massetti received an award of RSUs in conjunction with his offer of employment (see “Employment, Change in Control and Separation Agreements—Mr. Massetti’s Employment Agreement” for additional information), and Mr. Chirico and Mr. Hackney received a grant of RSUs in recognition of their performance results, and increased responsibilities within the Company, as discussed above.

Long-Term Cash Bonus Awards

Key employees, directors, and consultants of the Company may be eligible to receive an award under the Sierra Holdings Corp. Long-Term Incentive Cash Bonus Plan. Under this plan, each award will become payable upon the achievement of defined returns on the Sponsors’ initial investment in the Parent. During fiscal 2010, awards granted under this plan were payable in full upon the achievement of a multiple of 1.6 times or greater of the initial amount invested by the Sponsors as defined in the plan. Effective November 1, 2009, this plan was amended to modify the vesting provisions such that awards are payable in full upon the achievement of a multiple of 1.6 times or greater of the initial amount invested in Parent by the Sponsors as defined in the plan. The amendment decreased the target from a multiple of 2.0 times or greater of the initial amount invested in Parent by the Sponsors because the Company and the Compensation Committee concluded that the program lacked the intended retentive nature of awards granted in light of the changing economic climate. Executives of the Company at the level of Vice President or higher, including the Named Executive Officers, generally do not receive awards under this plan.

Long-Term Incentive Award Agreement Provisions

All long-term equity and cash incentive awards are subject to the terms and conditions of the award agreements and the plans under which they were issued. In addition to provisions regarding vesting, all awards made in fiscal 2010, including those made to the Named Executive Officers, contain provisions restricting award recipients from, among other things, disclosing proprietary Company information and, for a period of twelve months from the date of termination of employment, soliciting the Company’s customers or employees. A breach of any of the imposed restrictions will cause the underlying award to be cancelled in its entirety and any benefit already paid out prior to the Company’s notice to the award recipient of the violation shall, at the Company’s sole discretion, be required to be repaid to the Company.

In addition to the restrictions noted in the above paragraph, each long-term incentive award made to an employee at the Vice President level or above, including each of the Named Executive Officers, includes a provision restricting the recipient from working directly or indirectly for, and from providing services in any capacity, to a material competitor of the Company for a period of twelve months following their termination of employment.

To the extent an individual acquires shares of Parent common stock upon exercise of a stock option or vesting of an RSU, those shares are subject to the restrictions on transfer and other provisions contained in a management stockholders’ agreement and, in the case of certain executive officers, including the Named Executive Officers, a registration rights agreement.

Other Compensation

In addition to base salaries, short-term incentives and long-term incentives, the Company provides its executive officers with certain other benefits to remain competitive in the market for a high caliber management team.

Perquisites

Certain temporary relocation expenses are paid on behalf of executive officers, including the Named Executive Officers, in order to attract and retain critical talent. During fiscal 2010, tax gross up payments were made with respect to eligible temporary relocation expenses. For additional information regarding perquisites made available to the Named Executive Officers during fiscal 2010, please see the “All Other Compensation” column of the Summary Compensation Table and the corresponding footnotes.

Post-Employment Benefit Information

Pension Plans

Avaya maintains a non-contributory qualified pension plan, known as the Avaya Inc. Pension Plan for Salaried Employees (“APPSE”), which covers U.S. salaried employees hired before January 1, 2004. Pension amounts based on the pension plan formula that exceed the applicable Internal Revenue Code (the “Code”) limitations with respect to qualified pension plans are paid to qualifying individuals under a non-contributory unfunded supplemental pension plan, called the Avaya Inc. Supplemental Pension Plan (“ASPP”). Effective December 31, 2003, pension benefit accruals provided under the APPSE and accruals provided under the ASPP were frozen with respect to all employees. No new employees hired after December 31, 2003 participate in the APPSE or the ASPP. Of the Named Executive Officers, only Mr. Manganello is a participant under the APPSE and the supplemental pension plan; the other Named Executive Officers joined the Company after December 31, 2003. Please see “Pension Benefits” below for additional information.

Savings Plans

At the same time the changes were made to the APPSE and the ASPP described above, the Company enhanced the Avaya Inc. Savings Plan for Salaried Employees (“ASPSE”), a qualified savings plan that covers U.S. salaried employees, and created the Avaya Inc. Savings Restoration Plan (“ASRP”). The ASRP is an unfunded non-qualified deferred compensation plan designed to restore contribution opportunities lost under the ASPSE as a result of IRS Code limits. The ASRP provides that executives will be able to defer compensation and receive Company allocations (automatic company contributions and company matching contributions) that cannot be made or received under the ASPSE due to limitations imposed by the Code.

Prior to January 1, 2009, the ASPSE included an automatic 2% Company contribution and a match formula of 100% on the first 2% of eligible compensation contributed by a participant and 50% on the next 4% of eligible compensation contributed by a participant. Effective January 1, 2009, the ASPSE was revised to remove the automatic 2% Company contribution and to change the matching formula to 100% of the first 4% of eligible compensation contributed by each participant. The entire Company matching portion for both plans was then suspended effective March 1, 2009.

During fiscal 2010, the Company reinstated ASPSE matching contributions effective April 1, 2010. The formula for matching contributions was 50% on the first 3% of eligible compensation contributed by a participant. Effective October 1, 2010, the Company matching allocation for the ASPSE was further enhanced to 100% on the first 2% of eligible compensation contributed by a participant and 50% on the next 1% of eligible compensation contributed by a participant. The Company matching allocation for the ASRP has not been restored.

For more information regarding each of these plans, please see “Pension Benefits” and “Nonqualified Defined Contribution and Other Deferred Compensation Plans” below.

Fiscal 2011 Compensation Adjustments

Following the conclusion of fiscal 2010, the Compensation Committee approved changes to certain executive officer compensation arrangements, including those for certain Named Executive Officers, effective January 1, 2011. The changes were based upon reviews of the performance of those executive officers during fiscal 2010 as well as competitive market data. Mr. Kennedy’s target incentive opportunity under the STIP was increased to 125%. Mr. Massetti’s base salary and target incentive opportunity under the STIP were increased to $563,750 and 90%, respectively. Mr. Hackney’s target incentive opportunity under the STIP was increased to 90%. The Compensation Committee believes those adjustments were warranted given each officer’s relative compensation as compared to the compensation of executives holding similar roles at other companies.

Employment, Change in Control and Separation Arrangements

Mr. Kennedy’s Employment Agreement

Mr. Kennedy is party to an employment agreement with the Company under which he agrees to serve as the Company’s President and CEO. The agreement, which became effective December 22, 2008, has an initial three-year term that is automatically renewed for subsequent one-year periods unless notice of non-renewal is delivered by the Company. Under the agreement, Mr. Kennedy’s base salary is $1,250,000. It provides that his target cash award under the STIP is 100% of his base salary, with the maximum award payable to him under the STIP being subject to a cap of 200% of his base salary. Pursuant to the agreement, Mr. Kennedy received a guaranteed incentive award for fiscal 2009 of $965,754 and a transition bonus of $850,000. He is obligated to repay the transition bonus if he terminates employment in any event other than for good reason (defined in the agreement) prior to December 22, 2010. The amount to be repaid would depend upon the length of time he is employed by the Company prior to his termination of employment.

Under the agreement, Mr. Kennedy received, effective as of the date his employment with the Company commenced, a grant of 5,000,000 stock options having an exercise price equal to the fair market value of a share of Parent common stock at the time of grant, which was $3.80. These awards were eligible options for participation in the stock option exchange program discussed above. For additional information, please see the section above labeled “Elements of Executive Officer Compensation—Long Term Compensation—Stock Option Awards—Fiscal 2010 Awards—Stock Option Exchange Program.”

Effective December 22, 2008, Mr. Kennedy also received 400,000 RSUs, which vest equally on the first, second, third and fourth anniversary dates of the grant date. Prior to December 22, 2010, and prior to an initial public offering, (i) if Mr. Kennedy’s employment is terminated other than for cause, (ii) if he voluntarily resigns for good reason, or (iii) upon his death or disability, Mr. Kennedy has the right to require Parent to purchase from him any or all of the shares of common stock underlying his vested RSUs at fair market value, unless fair market value is less than $10 per share, in which case the purchase price shall be $10 per share (the “RSU Price”). After December 22, 2010, and prior to an initial public offering, (i) if Mr. Kennedy’s employment is terminated other than for cause, (ii) if he voluntarily resigns for any reason, or (ii) upon his death or disability, Mr. Kennedy has the right to require Parent to purchase from him any or all of the shares of common stock subject to his vested RSUs at the RSU Price. Further, in the event that certain “drag-along” or “tag-along” provisions under the management stockholders’ agreement are exercised and Mr. Kennedy sells shares of common stock underlying vested RSUs in certain transactions and receives less than $10 per share, then Parent is obligated to pay to Mr. Kennedy the difference between $10 per share and the amount realized by Mr. Kennedy in such transaction.

Mr. Massetti’s Offer of Employment

Mr. Massetti became the Company’s Senior Vice President and Chief Financial Officer on October, 26, 2009. Under the terms of his offer of employment, Mr. Massetti’s annual base salary is $550,000 and his annual target award under the Avaya STIP is 85% of his annual base salary. Pursuant to the terms of his offer, the amount of his fiscal 2010 award under the STIP was prorated for his days of service during the fiscal year. In addition, he received a cash sign-on bonus payment of $375,000 in January 2010 and will receive a cash sign-on bonus payment of $750,000 in March 2011. These payments are conditioned on his remaining employed by the Company through the dates the payments are made to him, and each will require repayment to the Company if Mr. Massetti terminates his employment for any reason or if the Company terminates his employment for cause, in either case within 12 months following each payment. The repayment amount will be prorated based on the number of months employed in the 12 month period following termination.

As part of the offer of employment, Mr. Massetti was awarded 1,000,000 stock options pursuant to the 2007 Plan. The grant was comprised of time-based stock options and MoM stock options, weighted 65% and 35% respectively, having an exercise price equal to the fair market value of a share of Parent common stock at the time of grant, which was $3.00. The vesting terms are similar to those granted to employees who participated in the stock option exchange program discussed under “Elements of Executive Officer Compensation—Long Term Compensation—Stock Option Awards—Fiscal 2010 Awards—Stock Option Exchange Program.”

Mr. Massetti also received 150,000 RSUs, which vest 50% on the first anniversary of the grant date and 25% on each of the second and third anniversaries of the grant date. Following Mr. Massetti’s termination of employment, Parent has the right to purchase from him shares issued on the vesting of these RSUs at a purchase price per share equal to the greater of the fair market value of a share of Parent common stock and $13. Further, (i) if Mr. Massetti’s employment is terminated other than for cause, (ii) if he voluntarily resigns for good reason or (iii) upon his death or disability, Mr. Massetti has the right to require Parent to purchase from him any or all of the shares of common stock subject to his vested RSUs at a purchase price per share equal to the greater of the fair market value of a share of Parent common stock and $13. If Mr. Massetti exercises this right, then Parent will have the right to defer the payment to a change in control event, as defined in the 2007 Plan.

Mr. Hackney’s Offer of Employment

Mr. Hackney became an officer of the Company on December 19, 2009 following the Acquisition and was appointed Senior Vice President and President, Avaya Government and Data Solutions. Under the terms of his offer of employment, Mr. Hackney’s annual base salary was $600,000 and his annual target award under the

Avaya STIP was 75% of his annual base salary. The amount of his fiscal 2010 award under the STIP was prorated for his days of service during the fiscal year. In addition, he is eligible to receive a one-time cash bonus payment of $600,000 payable on the earlier of (i) two years from the date of the Acquisition, (ii) the divestiture by Avaya of a particular business unit or (iii) Mr. Hackney’s termination of employment by the Company without cause. This payment is conditioned on his remaining employed by the Company through the date on which the payment is made to him.

As part of the offer of employment, Mr. Hackney was awarded 600,000 stock options pursuant to the 2007 Plan. The grant was comprised of time-based stock options and MoM stock options, weighted 65% and 35%, respectively, having an exercise price equal to the fair market value of a share of Parent common stock at the time of grant, which was $3.00. The vesting terms are similar to those granted to employees who participated in the stock option exchange program discussed under “Elements of Executive Officer Compensation—Long Term Compensation—Stock Option Awards—Fiscal 2010 Awards—Stock Option Exchange Program.”

In connection with his appointment as Senior Vice President, Global Sales and Marketing and President, Field Operations, Mr. Hackney’s annual base salary and annual target award under the STIP were adjusted as set forth under “—Elements of Executive Officer Compensation.”

Change in Control Agreements

Certain executive officers of the Company are parties to agreements providing for severance benefits in the event of the termination of their employment following a change in control of the Company. The agreements were entered into prior to the Merger and at a time when the Company was publicly-traded to provide assurances that, in the event a change in control transaction was contemplated and was in the best interests of shareholders, these executive officers would negotiate and conduct the underlying transaction smoothly and efficiently, without concern that their positions and their financial livelihoods may be in jeopardy. None of the Named Executive Officers are parties to these agreements.

Involuntary Separation Plan

The Avaya Inc. Involuntary Separation Plan for Senior Officers, amended and restated as of February 1, 2009, is designed to provide a specific payment and certain benefit enhancements to eligible executive officers of the Company and its affiliated companies and subsidiaries, including, with the exception of Mr. Manganello, the Named Executive Officers, in the event that their employment is involuntarily terminated under certain conditions. Eligible executive officers include the CEO and all executive officers elected by the Company’s Board of Directors at a level above Vice President who are designated “At Risk” under the Avaya Force Management Program Guidelines. The Avaya Inc. Involuntary Separation Plan for Vice Presidents, amended and restated as of April 1, 2009, provides benefits for employees at the level of Vice President, including Mr. Manganello, who are involuntarily terminated under similar conditions. For a description of the potential amounts that could be received by each of the Named Executive Officers assuming an involuntary separation had occurred as of September 30, 2010, please see the section below titled “Potential Payments on Occurrence of Change in Control and Other Events.”

Conclusion

The Compensation Committee believes that the Company’s compensation program for executive officers supports the Company’s philosophy that compensation should be designed to attract, motivate and retain executive officers and employees in such a way as to create value for the benefit of the Company’s shareholders. The Company feels confident that the Company’s salary, short-term incentive, long-term incentive and other compensation programs help enable the Company to create a competitive total compensation package. In addition, the Company believes that this total compensation package helps reinforce the Company’s commitment to reward employees for performance against stated goals and objectives, both at the corporate and individual levels.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation earned by the Company’s Named Executive Officers for services rendered in all capacities to the Company and its subsidiaries for the fiscal years indicated. The Company’s Named Executive Officers for fiscal 2010 include our Chief Executive Officer, individuals serving as Chief Financial Officer during the fiscal year and our three most highly compensated executive officers in fiscal 2010 other than the Chief Executive Officer and Chief Financial Officer.

Name & Title:	Fiscal Year	Salary ($) (6)	Bonus ($) (7)	Stock Awards ($) (8)	Option Awards ($) (8)	Non Equity Incentive Plan Compensation ($) (9)	Change In Pension Value ($) (10)	All Other Compensation ($) (11)	Total ($)
Kevin J. Kennedy	2010	1,153,846	—	—	903,500	44,363	—	507,637	2,609,345
President & Chief Executive Officer (1)	2009	965,754	850,000	4,000,000	8,164,063	965,754	—	594,843	15,540,414

Anthony J. Massetti	2010	489,198	375,000	1,950,000	1,129,375	12,635	—	67,858	4,024,066
SVP and Chief Financial Officer (2)

J. Joel Hackney, Jr.	2010	459,565	—	300,000	1,264,900	11,956	—	46,367	2,082,789
SVP, Global Sales and Marketing & President, Field Operations (3)

James M. Chirico, Jr.	2010	559,615	300,000	225,000	517,400	14,546	—	125,642	1,742,203
EVP, Business Operations (4)	2009	558,333	1,500,000	—	408,203	—	—	285,558	2,752,094

Alan E. Baratz	2010	550,000	300,000	—	451,750	—	—	8,627	1,310,377
SVP and President, Global Communications Solutions

J. David Manganello	2010	327,115	—	—	182,325	5,275	942	3,877	519,534
VP, Former Interim Chief Financial Officer (5)

(1)	Mr. Kennedy was elected President and Chief Executive Officer effective December 22, 2008. His salary for fiscal 2009 reflects his annual base salary prorated for the number of days worked during fiscal 2009.
(2)	Mr. Massetti was elected SVP and Chief Financial Officer effective October 26, 2009. His salary for fiscal 2010 reflects his annual base salary prorated for the number of days worked during fiscal 2010.
(3)	Mr. Hackney joined the Company as SVP and President, Avaya Government and Data Solutions on December 19, 2009 following the completion of the Acquisition. He became SVP, Global Sales and Marketing and President Field Operations effective June 14, 2010. Mr. Hackney’s annual base salary for fiscal 2010 reflects his annual base salary prorated for the number of days worked during the fiscal year as well as the increase in his base salary from $600,000 to $650,000 effective on July 1, 2010 in connection with his change in roles.
(4)	Mr. Chirico was named EVP, Business Operations on June 14, 2010. He formerly held the title of SVP and Chief Restructure Officer and President, Operations. Mr. Chirico’s annual base salary was increased from $600,000 to $625,000 effective on July 1, 2010 in connection with his change in roles.
(5)	Mr. Manganello served as interim Chief Financial Officer during fiscal 2010 from October 1, 2009 until October 26, 2009 when Mr. Massetti joined the Company.
(6)	Reflects the impact of participation in the Company’s mandatory two-week furlough program for all employees (except to the extent prohibited by local law, in which case participation was voluntary). Had these individuals not participated in the program, base salaries in fiscal 2010 for Messrs. Kennedy, Massetti, Hackney, Chirico, Baratz and Manganello would have been as set forth above under “—Elements of Executive Officer Compensation—Base Salaries.”
(7)	Amounts shown for fiscal 2010 represent sign-on bonuses pursuant to offers of employment and retention and annual bonus payments. Amounts shown for fiscal 2009 represent a sign-on payment to Mr. Kennedy in connection with his employment agreement as well as retention and recognition payments for Mr. Chirico. Please see “—Elements of Executive Officer Compensation—Short Term Incentives—Additional Cash Payments” for a breakdown of each of the amounts shown.
(8)	Amounts indicated for the “Stock Awards” and “Option Awards” columns represent the aggregate grant date fair value of the awards during the respective years as calculated in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718 “Compensation-Stock Compensation” (“ASC 718”), without regard to forfeiture assumption. For more information regarding the valuation of stock-based awards (including assumptions made in such valuation), refer to Note 14, “Share-based Compensation” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Included in fiscal year 2010 is the incremental fair value of the replacement options received under the stock option exchange program as calculated in accordance with ASC 718. Not included in fiscal year 2010 are any amounts attributable to multiple-of-money (“MoM”)

stock options as it is not possible to determine if a performance condition (e.g. sale or initial public offering of Parent) will be satisfied until such event actually occurs. Assuming the highest level of achievement, the aggregate grant date fair value for such awards for Messrs. Kennedy, Massetti, Hackney, Chirico, Baratz and Manganello would be $3,549,000, $739,375, $828,100, $975,975, $946,400, and $266,175, respectively. For MoM stock option awards issued in the stock option exchange program, the highest level of achievement represents the new awards’ full fair value at the date of issuance as the old awards were not expected to vest under their vesting conditions at the date the stock option exchange offer was completed.

Not included in fiscal year 2009 are any amounts attributable to the MoM stock options as it is not possible to determine if a performance condition (e.g. sale or initial public offering of Parent) will be satisfied until such event actually occurs. Included in the fiscal year 2009 amounts is the fair value at the date of grant of EBITDA options for which achievement of the annual or cumulative targets was considered probable and that date. Not included in fiscal year 2009 are any amounts for those EBITDA options which the achievement of the annual and cumulative targets was considered less than probable at that date. Assuming the highest level of achievement, the aggregate grant date fair value for the MoM awards for Messrs. Kennedy and Chirico would be $1,828,750 and $91,438, respectively, and the aggregate grant date fair value for the EBITDA awards would be $1,828,750 and $91,438, respectively. Please see the tables named “Outstanding Equity Awards at Fiscal Year End” and “Grants of Plan-Based Awards” for further information.

Please note that the amounts shown for fiscal 2009 differ from those amounts previously disclosed for fiscal 2009 in the Company’s registration statement on Form S-4 (registration no. 333-163998). This is because SEC disclosure rules at that time required that we present stock award information based on the amount recognized during the fiscal year for financial statement reporting purposes in accordance with SFAS 123(R). However, recent changes in the SEC’s disclosure rules require that we now present the stock award amounts in this column using the grant date fair value. As a result, each Named Executive Officer’s total compensation amount for fiscal 2009 also differs from amounts previously reported, if any.

(9)	Represents annual incentive award payments as discussed under “—Elements of Executive Compensation—Short-Term Incentives.” The amount for Mr. Kennedy fiscal 2009 represents a guaranteed incentive award pursuant to his employment agreement. Please see “—Employment, Change in Control and Separation Arrangements—Mr. Kennedy’s Employment Agreement” for more information.
(10)	The Named Executive Officers did not receive any preferential earnings on compensation deferred on a basis that is not tax-qualified. Mr. Manganello is a participant in the Avaya Inc. Pension Plan for Salaried Employees (“APPSE”) and the Avaya Inc. Supplemental Pension Plan (“ASPP”), as described under “—Elements of Executive Officer Compensation—Other Compensation—Pension Plans.” The amount indicated for him represents the increase in balance in fiscal 2010, with interest credits using the PPA Mortality table and a 4.95% interest rate.
(11)	During fiscal 2010, the Named Executive Officers received certain perquisites provided by or paid for by the Company pursuant to Company policies. Amounts may include benefit amounts associated with Company contributions to the Avaya Inc. Savings Plan for Salaried Employees (“ASPSE”), the Avaya Inc. Savings Restoration Plan (“ASRP”), life insurance premiums paid for by the Company, and temporary housing expenses and relocation benefits. The Company also provided to certain executives a payment for purposes of tax gross-up on the temporary housing and relocation benefits.

Amounts paid by the Company during fiscal year 2010 in the “All Other Comp.” column are as follows:

Name	Year	Company Contributions to ASPSE ($)	Company Contributions to ASRP ($)	Insurance Premiums ($)	Temporary Housing & Relocation Benefits ($) (A)	Temporary Housing & Relocation Gross-Up ($) (A)	Financial Counseling Services & Gross-Up ($) (B)	Automobile Allowance ($) (B)	Monetization of Vacation Days ($) (C)	Total “All Other Compensation” ($)
Kevin J. Kennedy	2010	—	—	6,984	498,267	2,386	—	—	—	507,637
	2009	9,058	—	5,294	359,507	208,385		12,600	—	594,843

Anthony J. Massetti	2010	1,613	—	2,507	49,861	13,877	—	—	—	67,858

J. Joel Hackney, Jr.	2010	1,425	—	1,095	—	—	—	—	43,847	46,367

James M. Chirico, Jr.	2010	1,425	—	2,700	104,511	17,005	—	—	—	125,642
	2009	3,583	25,465	2,396	131,913	65,401	40,000	16,800	—	285,558

Alan E. Baratz	2010	—	—	4,011	—	—	—	—	4,616	8,627

J. David Manganello	2010	2,363	—	1,514	—	—	—	—	—	3,877

(A)	Represents amounts payable under the Company’s relocation policies in connection with offers of employment. The amount for Mr. Chirico for fiscal 2010 is comprised of $53,666 of expenses paid by the Company for him to commute to his primary work office and $50,845 of temporary living expenses.
(B)	The Financial Counseling Program and the Company Automobile Allowance benefit were each discontinued effective September 30, 2009.
(C)	For Mr. Hackney, represents monetization of vacation days carried over as a result of the Acquisition. For Dr. Baratz, represents monetization of vacation days pursuant to a program in which the Company allowed employees the option of choosing to monetize two unused vacation days in return for a payment equivalent to the value of those days in their base salary.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2010

The following table sets forth information concerning individual grants of stock options made under the Sierra Holdings Corp. Amended and Restated 2007 Equity Incentive Plan (the “2007 Plan”) during fiscal year 2010 to each of the Named Executive Officers.

Name	Grant Date		Board Approval Date		Estimated Future Payouts Under Non- Equity Incentive Plan Awards (1)		Estimated Future Payouts Under Equity Incentive Plan Awards			Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards ($) (3)
					Target	Maximum	Threshold	Target	Maximum
					($)	($)	(#)	(#)	(#)	($/Sh) (2)
Kevin J. Kennedy	—		—		$1,250,000	$2,500,000	—	—	—	—	—
	11/17/09	(4)	10/14/09	*	—	—	—	3,250,000	—	$3.00	—
	11/17/09	(5)	10/14/09	*	—	—	875,000	1,750,000	—	$3.00	—
	11/19/09	(6)	11/19/09		—	—	—	650,000	—	$3.00	903,500
	11/19/09	(5)	11/19/09		—	—	175,000	350,000	—	$3.00	—

Anthony J. Massetti	—		—		$437,502	—	—	—	—	—	—
	11/19/09	(4)	11/19/09		—	—	—	650,000	—	$3.00	903,500
	11/19/09	(5)	11/19/09		—	—	175,000	350,000	—	$3.00	—
	11/19/09	(6)	11/19/09		—	—	—	162,500	—	$3.00	225,875
	11/19/09	(5)	11/19/09		—	—	43,750	87,500	—	$3.00	—
	11/19/09	(7)	11/19/09		—	—	—	150,000	—	—	1,950,000

J. Joel Hackney, Jr.	—		—		$377,750	—	—	—	—	—	—
	12/19/09	(4)	11/19/09		—	—	—	390,000	—	$3.00	542,100
	12/19/09	(5)	11/19/09		—	—	105,000	210,000	—	$3.00	—
	7/1/10	(4)	6/28/10		—	—	—	520,000	—	$3.00	722,800
	7/1/10	(5)	6/28/10		—	—	140,000	280,000	—	$3.00	0
	7/1/10	(8)	6/28/10		—	—	—	100,000	—	—	300,000

James M. Chirico, Jr.	—		—		$470,313	—	—	—	—	—	—
	11/17/09	(4)	10/14/09	*	—	—	—	650,000	—	$3.00	156,000
	11/17/09	(5)	10/14/09	*	—	—	175,000	350,000	—	$3.00	—
	11/17/09	(4)	10/14/09	*	—	—	—	162,500	—	$3.00	—
	11/17/09	(5)	10/14/09	*	—	—	43,750	87,500	—	$3.00	—
	11/19/09	(6)	11/19/09		—	—	—	260,000	—	$3.00	361,400
	11/19/09	(5)	11/19/09		—	—	70,000	140,000	—	$3.00	—
	7/1/10	(8)	6/28/10		—	—	—	75,000	—	—	225,000

Alan E. Baratz	11/17/09	(4)	10/14/09	*	—	—	—	715,000	—	$3.00	—
	11/17/09	(5)	10/14/09	*	—	—	192,500	385,000	—	$3.00	—
	11/19/09	(6)	11/19/09		—	—	—	325,000	—	$3.00	451,750
	11/19/09	(5)	11/19/09		—	—	87,500	175,000	—	$3.00	0

J. David Manganello	—		—		$175,000	—	—	—	—	—	—
	11/17/09	(4)	10/14/09	*	—	—	—	195,000	—	$3.00	46,800
	11/17/09	(5)	10/14/09	*	—	—	52,500	105,000	—	$3.00	—
	11/19/09	(6)	11/19/09		—	—	—	97,500	—	$3.00	135,525
	11/19/09	(5)	11/19/09		—	—	26,250	52,500	—	$3.00	—

*	These awards were granted in conjunction with the stock option exchange program. These awards have an effective grant date equal to one day following the closing of the exchange offer period, or November 17, 2009. The Compensation Committee approved the offer to exchange on October 14, 2009, and it reaffirmed the final results of the exchange offer program on November 19, 2009. Please see “- Elements of Executive Officer Compensation—Long Term Incentives—Stock Option Awards—Fiscal 2010 Awards” for more information regarding the stock option exchange program.
(1)

Represents fiscal 2010 target awards under the Avaya Inc. Short Term Incentive Plan (“STIP”). The maximum target amount for Mr. Kennedy reflects the fact that his employment agreement places a limit of 200% of his annual base salary on his total STIP award, if any. Mr. Massetti’s target award is pro-rated for the number of months in the fiscal year for which he was employed by the Company; Mr. Hackney’s indicated target is reflective of both his time employed with the Company and an increase in base salary from $600,000 to $650,000 and an increase in STIP target award percentage from 75% to 85%, both effective July 1, 2010 in connection with his change in roles at the Company; Mr. Chirico’s amount reflects a change in both base salary from $600,000 to $625,000 and STIP target percentage from 75% to 85% effective July 1, 2010 in connection with his change in roles at the Company. Please see “—Elements of Executive Officer Compensation—Base Salaries” and “—Elements of Executive Officer Compensation—Short Term Incentives” for more information.

(2)	Under the terms of the 2007 Plan, the grant price for an award cannot be less than the fair market value of a share of Parent’s common stock on the date of grant. The exercise prices indicated represent the fair market value of Parent’s common stock on the applicable grant dates, as determined by the Compensation Committee, the administrator under the 2007 Plan.
(3)	Amounts shown represent the grant date fair value of each award as calculated in accordance with ASC 718, without regard to forfeiture assumptions. For more information regarding the valuation of stock-based awards (including assumptions made in such valuation), refer to Note 14, “Share-based Compensation” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Included in these amounts is the incremental fair value of replacement options provided in connection with the stock option exchange program as calculated in accordance with ASC 718. Not included are any amounts attributable to MoM stock options as it is not possible to determine if a performance condition (e.g. sale or initial public offering of Parent) will be satisfied until such event actually occurs.
(4)	Represents time-based stock option awards vesting 25% annually until fully vested four years from the date of grant.
(5)	Represents MoM stock options vesting 50% or 100% upon the achievement of certain returns on the Sponsors’ initial investment in the Company as described under “—Elements of Executive Officer Compensation—Long-Term Incentives—Stock Option Awards.”
(6)	Represents time-based stock option awards vesting 20% on December 18, 2009, and annually thereafter until fully vested on December 18, 2013, four years from the closing of the Acquisition.
(7)	Amount represents an award of RSUs made pursuant to Mr. Massetti’s offer of employment. The award becomes fully vested and non-forfeitable in three installments, 50% on the first anniversary of the grant date, and 25% on each of the second and third anniversaries of the date of grant. (See “—Employment, Change in Control and Separation Agreements—Mr. Massetti’s Offer of Employment” for additional information).
(8)	Amounts represent awards of RSUs made to each of Mr. Hackney and Mr. Chirico in recognition of their increased roles and responsibilities within the Company, as described above. The awards become fully vested and non-forfeitable in equal installments on each of the first and second anniversaries of the date of grant.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth the outstanding equity awards at the end of fiscal 2010 for each of the Named Executive Officers:

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options # (1) Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (2) (#)	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (3) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (4) (#)
Kevin J. Kennedy	—	—	5,000,000	$3.00	11/17/19		—
	130,000	—	870,000	$3.00	11/19/19
						300,000	$3,000,000

Anthony J. Massetti	—	—	1,000,000	$3.00	11/19/19
	32,500	—	217,500	$3.00	11/19/19
						150,000	$1,950,000

J. Joel Hackney, Jr.	—	—	600,000	$3.00	12/19/19
	—	—	800,000	$3.00	7/1/20
						100,000	$300,000

James M. Chirico, Jr.	—	—	1,000,000	$3.00	11/17/19
	—	—	250,000	$3.00	11/17/19
	52,000	—	348,000	$3.00	11/19/19
						75,000	$225,000

Alan E. Baratz	—	—	1,100,000	$3.00	11/17/19
	65,000	—	435,000	$3.00	11/19/19

J. David Manganello	—	—	300,000	$3.00	11/17/19
	19,500	—	130,500	$3.00	11/19/19

(1)	Represents the exercisable portion of stock options granted and outstanding.

(2)	The vesting dates for the stock option awards indicated are as follows:

Name	Original Stock Option Grant	Grant Date	Type of Stock Option Award	Options Per Type	Vesting Description
Kevin J. Kennedy	5,000,000	11/17/09	Time-Based	3,250,000	25% annually (4 year full vest)
			MoM	1,750,000	50% or 100% on the achievement of certain returns on the Sponsors’ initial investment in Parent
	1,000,000	11/19/09	Time-Based	650,000	20% on 12/19/09; 20% annually thereafter (fully vested 12/19/13)
			MoM	350,000	50% or 100% on the achievement of certain returns on the Sponsors’ initial investment in Parent

Anthony J. Massetti	1,000,000	11/19/09	Time-Based	650,000	25% annually (4 year full vest)
			MoM	350,000	50% or 100% on the achievement of certain returns on the Sponsors’ initial investment in Parent
	250,000	11/19/09	Time-Based	162,500	20% on 12/19/09; 20% annually thereafter (fully vested 12/19/13)
			MoM	87,500	50% or 100% on the achievement of certain returns on the Sponsors’ initial investment in Parent

J. Joel Hackney, Jr.	600,000	12/19/09	Time-Based	390,000	25% annually (4 year full vest)
			MoM	210,000	50% or 100% on the achievement of certain returns on the Sponsors’ initial investment in Parent
	800,000	7/1/10	Time-Based	520,000	25% annually (4 year full vest)
			MoM	280,000	50% or 100% on the achievement of certain returns on the Sponsors’ initial investment in Parent

James M. Chirico, Jr.	1,000,000	11/17/09	Time-Based	650,000	25% annually (4 year full vest)
			MoM	350,000	50% or 100% on the achievement of certain returns on the Sponsors’ initial investment in Parent
	250,000	11/17/09	Time-Based	162,500	25% annually (4 year full vest)
			MoM	87,500	50% or 100% on the achievement of certain returns on the Sponsors’ initial investment in Parent
	400,000	11/19/09	Time-Based	260,000	20% on 12/19/09; 20% annually thereafter (fully vested 12/19/13)
			MoM	140,000	50% or 100% on the achievement of certain returns on the Sponsors’ initial investment in Parent

Alan E. Baratz	1,100,000	11/17/09	Time-Based	715,000	25% annually (4 year full vest)
			MoM	385,000	50% or 100% on the achievement of certain returns on the Sponsors’ initial investment in Parent
	500,000	11/19/09	Time-Based	325,000	20% on 12/19/09; 20% annually thereafter (fully vested 12/19/13)
			MoM	175,000	50% or 100% on the achievement of certain returns on the Sponsors’ initial investment in Parent

Name	Original Stock Option Grant	Grant Date	Type of Stock Option Award	Options Per Type	Vesting Description

J. David Manganello	300,000	11/17/09	Time-Based	195,000	25% annually (4 year full vest)
			MoM	105,000	50% or 100% on the achievement of certain returns on the Sponsors’ initial investment in Parent
	150,000	11/19/09	Time-Based	97,500	20% on 12/19/09; 20% annually thereafter (fully vested 12/19/13)
			MoM	52,500	50% or 100% on the achievement of certain returns on the Sponsors’ initial investment in Parent

(3)	Represents awards of RSUs made pursuant to Mr. Kennedy’s employment agreement, Mr. Massetti’s offer of employment and, in the case of Messrs. Chirico and Hackney, recognition of their increased roles and responsibilities at the Company as discussed above (please see “—Elements of Executive Officer Compensation—Base Salaries” for further detail). These awards vest as follows:

Name	RSU Award	Grant Date	RSUs Vested	RSUs Unvested	Vesting Description
Kevin J. Kennedy	400,000	12/22/08	100,000	300,000	25% Annually (4 years to full vest)

Anthony J. Massetti	150,000	11/19/09	—	150,000	50% on 11/19/10; 25% on each of 11/19/11 and 11/19/12

J. Joel Hackney, Jr.	100,000	7/1/10	—	100,000	50% Annually (2 years to full vest)

James M. Chirico, Jr.	75,000	7/1/10	—	75,000	50% Annually (2 years to full vest)

(4)	Determined using the fair market value of Parent’s common stock on the last day of the fiscal year, which was $3.00 per share, except in the case of Mr. Kennedy and Mr. Massetti, who have the right to require Parent to repurchase issued shares from the vesting of their RSU awards at a predetermined price—$10 per share in the case of Mr. Kennedy and $13 per share in the case of Mr. Massetti (please see “—Employment, Change in Control and Separation Agreements” for further details).

OPTION EXERCISES AND STOCK VESTED

During fiscal 2010, there were no exercises of stock options by any of the Named Executive Officers. The following table sets forth the vesting of Restricted Stock Unit awards in fiscal 2010:

	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($) (3)
Kevin J. Kennedy	—	—	100,000	(1)	$0
Anthony J. Massetti	—	—	—		—
J. Joel Hackney, Jr.	—	—	—		—
James M. Chirico, Jr.	—	—	50,000	(2)	$0
Alan E. Baratz	—	—	—		—
J. David Manganello	—	—	—		—

(1)	Represents shares subject to an RSU award granted to Mr. Kennedy pursuant to his employment agreement, the receipt of which shares has been deferred. The shares will be delivered on, or within thirty (30) days before or after, the earliest to occur of the following: (i) a “change in control event,” (ii) December 22, 2012, (iii) Mr. Kennedy’s termination by the Company without “cause,” or (iv) Mr. Kennedy’s voluntary termination of employment for “good reason” (with each term having the meaning assigned to it in his RSU award agreement and the 2007 Plan). The amount that vested represents the first of four equal vesting installments of this award of RSUs (see “Outstanding Equity Awards at Fiscal Year End” above for more information).
(2)	Represents shares subject to an RSU award granted to Mr. Chirico pursuant to his offer of employment, the receipt of which shares has been deferred. The shares will be delivered on, or within thirty (30) days before or after, the earliest to occur of the following: (i) a “change in control event,” (ii) January 2, 2013, (iii) Mr. Chirico’s death or disability, (iv) Mr. Chirico’s termination by the Company without “cause,” or (v) Mr. Chirico’s voluntary termination of employment for “good reason” (with each term having the meaning assigned to it in his RSU award agreement and the 2007 Plan. The amount that vested represents 100% of the shares subject to this award of RSUs.
(3)	As noted above, the receipt of shares subject to each of these RSU awards has been deferred. Had the shares been delivered to the recipients on vesting, the value realized by each individual per share would have been $3.00, which was the fair market value of one share of Parent’s common stock on each of the vesting dates. Mr. Kennedy’s value realized would have been $300,000, and Mr. Chirico’s value realized would have been $150,000. Mr. Kennedy also has the right to require Parent to repurchase issued shares from the vesting of this RSU award at a predetermined price of $10 per share (please see “—Employment, Change in Control and Separation Agreements – Mr. Kennedy’s Employment Agreement” for further details).

PENSION BENEFITS

As discussed in the Compensation Discussion and Analysis (see “Elements of Executive Officer Compensation—Other Compensation—Post-Employment Benefit Information—Pension Plans”), the Company maintains the Avaya Inc. Pension Plan for Salaried Employees (the “APPSE”) and the Avaya Inc. Supplemental Pension Plan (the “ASPP”). Of the Named Executive Officers, only Mr. Manganello is eligible to participate in either of these plans as he is the only Named Executive Officer hired before December 31, 2003, the date on which the benefits under these plans were frozen.

The APPSE is a non-contributory qualified pension plan that covers U.S. salaried employees hired before January 1, 2004 and is divided into a Service-Based Program (for those hired before January 1, 1999) and an Account Balance Program (for those hired January 1, 1999 through December 31, 2003). The Service-Based Program provides a traditional pension benefit and the Account Balance Program, in which Mr. Manganello participates, provides a formula of pay-based and interest credits. The APPSE (Account Balance Program) provided pay credits each January 1st from 1999 through 2004. Based on a participant’s age as of January 1, between 3% and 10% of eligible pay was credited to his or her account. Annual interest credits are posted each December 31st for as long as a participant continues to have an account balance. The interest rate may vary from a minimum annual rate of 4% to a maximum of 10% as determined by Avaya. There is a three-year cliff vesting schedule (five-year cliff vesting schedule before January 1, 2008). After termination of employment for any reason, participants may receive their vested benefit. When the present value of the vested benefit exceeds $1,000, participants may choose between an annuity option, lump sum distribution, rollover into the Avaya 401(k) Plan, rollover into an IRA or another employer’s qualified plan, or they can keep their balance in the Plan and allow it to continue to grow with annual interest credits.

The ASPP is intended to constitute both (i) an unfunded “excess benefit plan” as defined in § 3(36) of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and (ii) an unfunded plan primarily for the purpose of providing deferred compensation and pension benefits for a select group of management or highly compensated employees for purposes of Title I of ERISA. To the extent that [the total amount of credits added to an individual’s account under the APPSE exceed limitations under the Code in any given year, the amount of the excess is added to that individual’s account under the ASPP. For fiscal 2010, that annual Code limitation was $ 195,000. In general the ASPP mirrors the APPSE in annual interest credit rates and distribution options.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)		Payments During Last Fiscal Year ($)
Kevin J. Kennedy	—	—	—		—
Anthony J. Massetti	—	—	—		—
J. Joel Hackney, Jr.	—	—	—		—
James M. Chirico, Jr.	—	—	—		—
Alan E. Baratz	—	—	—		—
J. David Manganello	APPSE-Account Balance Program	8	22,113	(1)
	ASPP	8	2,365	(2)

(1)	This amount represents (i) the accumulation of pay-based credits provided from Mr. Manganello’s hire date of April 1, 2002 through December 31, 2003, at which time the pay-based credits and supplemental company contributions were discontinued plus (ii) the accumulation of annual interest credits from his date of hire through September 30, 2010. The interest rate applied is 4% and years of service are not relevant under the APPSE.
(2)	This amount includes an annual interest credit of $91 that was contributed to Mr. Manganello’s ASPP account in fiscal 2010 The interest rate applied is 4% and years of service are not relevant under the AASPP.

NON QUALIFIED DEFERRED COMPENSATION

The table below sets forth information concerning all non-qualified deferred compensation earned by each of the Named Executive Officers during fiscal 2010.

All information represents data from the Avaya Inc. Savings Restoration Plan (the “ASRP”), a non-qualified defined contribution plan designed to restore lost tax-deferred savings opportunities for executives unavailable under the Avaya Inc. Savings Plan for Salaried Employees (the “ASPSE”), the Company’s qualified savings plan, due to IRS Code limitations. Executives may contribute from 1-25% of eligible compensation (including base pay, short-term disability payments, short-term incentive compensation and marketing/sales compensation paid after the executive reaches the maximum contribution and/or compensation limit established by the Code). Effective March 1, 2009 and through the end of fiscal 2010, the Company suspended matching contributions to this plan. Earnings are based on the individual fund allocations selected by each participant from among the variety of different investment fund choices available; investment elections can be changed daily, subject to certain funds’ trading restrictions.

Name	Executive Contributions in the Last Fiscal Year ($)	Registrant Contributions in the Last Fiscal Year ($)	Aggregate Earnings in the Last Fiscal Year ($)	Aggregate Withdrawals / Distributions in the Last Fiscal Year ($)	Aggregate Balance at the Last Fiscal Year End ($) (1)
Kevin J. Kennedy	74,984	—	5,987	—	108,551
Anthony J. Massetti	—	—	—	—	—
J. Joel Hackney, Jr.	—	—	—	—	—
James M. Chirico, Jr.	18,877	—	10,250	—	116,314	(2)
Alan E. Baratz	—	—	—	—	—
J. David Manganello	3,298	—	3,075	—	49,589

(1)	Amounts reported as Aggregate Balances reflect the account balances as of September 30, 2010. Effective January 1, 2009 all company contributions became fully vested, therefore all participants were vested as of September 30, 2010.
(2)	Of the amount indicated, $25,465 previously was reported as compensation to Mr. Chirico in fiscal 2009 in the Summary Compensation Table included in the Company’s registration statement on Form S-4 (registration no. 333-163998).

POTENTIAL PAYMENTS ON OCCURRENCE OF CHANGE IN CONTROL AND OTHER EVENTS

General

The sections below indicate amounts that could have been received by each of the Named Executive Officers following, or in connection with, involuntary separation and resignation/retirement. The sections assume that the triggering event happened as of September 30, 2010. It should be noted that each of the sections below represents the various amounts that could have been received by the Named Executive Officers under alternative scenarios, and they are not cumulative in nature.

Involuntary Separation

Cash and Benefits

During fiscal 2010, the Named Executive Officers, with the exception of Mr. Manganello (see below), were participants under the Avaya Inc. Involuntary Separation Plan for Senior Officers (the “Senior Officer Plan”). The Plan is designed to provide a specific payment and certain benefit enhancements to eligible “Senior Officers” of Avaya and its affiliated companies and subsidiaries in the event that their employment is involuntarily terminated under certain conditions.

The Senior Officer Plan covers the CEO and each other officer of the Company who is elected by the Company’s Board of Directors at a level above vice president and who is designated “At Risk” under the Avaya Force Management Program Guidelines.

The Senior Officer Plan provides that a Senior Officer is “At Risk” if there is a Company initiated termination other than for “cause,” defined as: (i) a material breach of duties and responsibilities as an executive officer of the Company (other than as a result of incapacity due to physical or mental illness) which is demonstrably willful and deliberate, which is committed in bad faith or without reasonable belief that such breach is in the best interests of the Company and which is not remedied in a reasonable period of time after receipt of written notice from the Company specifying such breach; (ii) conviction (including a plea of guilty or nolo contendere) of a felony involving moral turpitude; (iii) the commission of theft, fraud, breach of trust or any act of dishonesty involving the Company or its subsidiaries; or (iv) any significant violation of the Company’s Code of Conduct or any statutory or common law duty of loyalty to the Company or its subsidiaries.

In the event that a Senior Officer (other than Mr. Kennedy) is involuntarily terminated by the Company other than for “cause,” that Senior Officer is entitled to receive under the Senior Officer Plan, upon executing a termination agreement and release, 100% of final annual base salary, along with certain other benefits to continue for a period of time post-termination of employment, including certain medical benefits as prescribed by applicable law, and outplacement services. With respect to Mr. Kennedy, the terms of his employment agreement provide that his involuntary termination would be governed by the same plan, but he would be entitled to 200% of his base salary plus 200% of his target STIP award for the year of termination, in addition to the other benefits offered generally to Senior Officers under the Senior Officer Plan.

Mr. Manganello was not a Senior Officer as defined by the Senior Officer Plan on September 30, 2010. Instead, he was eligible to participate in the Avaya Inc. Involuntary Separation Plan for Vice Presidents (the “VP Plan”). The VP Plan is designed to provide a specific payment and certain benefit enhancements to eligible “Vice Presidents” of Avaya and its affiliated companies and subsidiaries who have been designated “At Risk” under the Avaya Force Management Program Guidelines. The term “At Risk” under the VP Plan has the same definition as under the Senior Officer Plan. In the event that a vice president is involuntarily terminated by the Company other than for “cause,” that vice president is entitled to receive under the VP Plan, upon executing a termination agreement and release, a payment of 50% of final annual base salary, along with certain other benefits to continue for a period of time post-termination of employment, including certain medical benefits as prescribed by applicable law, and outplacement services.

The table below represents amounts that could have been received by each of the Named Executive Officers as of September 30, 2010, assuming an involuntary separation occurred on that date.

Name	Cash Payment Based on Salary ($) (1)	Cash Payment Based on Target Bonus ($) (2)	Outplacement Services ($) (3)	Total ($)
Kevin J. Kennedy	2,500,000	2,500,000	10,000	5,010,000
Anthony J. Massetti	550,000	420,750	10,000	980,750
J. Joel Hackney, Jr.	650,000	398,125	10,000	1,058,125
James M. Chirico, Jr.	625,000	484,375	10,000	1,119,375
Alan E. Baratz	600,000	—	10,000	610,000
J. David Manganello	175,000	175,000	10,000	360,000

(1)	Amounts represent two times annual base salary for Mr. Kennedy, one times annual base salary for each of Messrs. Massetti, Hackney, Chirico and Baratz, and fifty percent (50%) of the annual base salary for Mr. Manganello, each as of September 30, 2010.
(2)	Amount for Mr. Kennedy is equal to two times his target STIP award as per his employment agreement. Amounts indicated for Named Executive Officers other than Mr. Kennedy assume that the last date of employment was September 30, 2010 and that the Company paid STIP at target.
(3)	Represents an estimated cost to the Company for outplacement services based upon historical experience.

Stock Options

Termination without Cause (Outside of the Change in Control Context)

If an employee is involuntarily terminated without “cause,” generally there would be an acceleration of vesting of stock options as follows: one quarter of the shares that otherwise would have vested at the end of the vesting year had the termination not occurred will vest for each partial or full quarter in which the optionee was employed during that vesting year. “Vesting year” means a twelve-month period beginning on the date of grant or an anniversary of the date of grant, as applicable, and ending on the first anniversary of such beginning date. Generally, the employee would have 90 days post-termination of employment to exercise any vested stock options, and any unvested stock options would be forfeited as of the date of termination. However, Mr. Kennedy’s employment agreement would allow him 12 months, and not 90 days, to exercise his vested stock options in such an event. Had each of Messrs. Kennedy, Massetti, Hackney, Chirico, Baratz and Manganello been involuntarily terminated without cause as of September 30, 2010, they would have 942,500, 195,000, 130,000, 255,125, 243,750 and 68,250 stock options, respectively, for which vesting would be accelerated. However, because the exercise prices for those stock options was equal to the fair market value of a share of Parent’s common stock on that date, no value would be attributed to the Named Executive Officers in connection with such accelerated vesting.

Termination without Cause (Change in Control Context)

Stock option award agreements also contain certain provisions that are triggered upon a change in control. Under the 2007 Plan, “change in control” is defined to mean the acquisition by a person or group of at least forty percent (40%) of the issued and outstanding shares of common stock or securities representing at least forty percent (40%) of the voting power of Parent.

With respect to time-based stock options, if an employee is involuntarily terminated without cause within one-year following a change in control, then, unless the stock option has been terminated, exercised or exchanged for other current or deferred cash or property in connection with the change in control, the time-based stock option is treated as having vested in full immediately prior to such termination of employment. Generally, a terminated employee would have 90 days post-termination of employment to exercise any of such vested time- based stock options. Mr. Kennedy’s employment agreement would allow him 12 months to exercise all of his stock options, including any vested MoM stock options, in such an event. Messrs. Kennedy, Massetti, Hackney, Chirico, Baratz and Manganello would have 3,770,000, 780,000, 910,000, 1,020,500, 975,000, and 273,000 stock options, respectively, for which vesting would be accelerated upon an involuntary termination following a change in control as of September 30, 2010. However, because the exercise prices for those stock options was equal to the fair market value of a share of Parent’s common stock on that date, no value would be attributed to the Named Executive Officers in connection with such accelerated vesting.

Restricted Stock Units

RSU awards issued under the 2007 Plan generally provide for accelerated vesting upon involuntary termination without “cause” or upon an involuntary termination following a change in control. Had an involuntary termination occurred on September 30, 2010, the unvested RSUs granted to each of Mesrrs. Kennedy, Massetti, Hackney and Chirico representing 300,000, 150,000, 100,000 and 75,000 shares, respectively, would have vested on an accelerated basis. Using the fair market value of a share of Parent’s common stock on September 30, 2010 of $3.00, the value of accelerated RSUs for each of those individuals would be $900,000, $450,000, $300,000 and $225,000 respectively. In addition, to the extent that receipt of shares underlying previously vested RSUs has been deferred, those shares would also be distributed upon an involuntary termination without “cause.” With respect to each of the shares previously vested and deferred for Messrs. Kennedy and Chirico of 100,000 and 50,000, respectively, the value as of September 30, 2010 would have been $300,000 and $150,000, respectively. Pursuant to Mr. Kennedy’s employment agreement and Mr. Massetti’s offer of employment, each has the right to require Parent to repurchase shares issued upon the vesting of their RSU awards at $10 and $13 per share, respectively, in certain circumstances (see “—Employment, Change in Control and Separation Agreements” for further details).

Resignation/Retirement

Cash and Benefits

Mr. Kennedy’s employment agreement provides that, in the event he voluntarily terminates his employment for “good reason,” he would be entitled to receive the same amount as set forth under “Involuntary Separation— Cash and Benefits” above. Under the agreement, “good reason” means: a material reduction by the Company in his base salary; a material breach of the agreement by the Company which shall include a material reduction or material negative change by the Company in the type or level of compensation and benefits (other than base salary) to which he is entitled under the agreement, other than any such reduction or change that is part of and consistent with a general reduction or change applicable to all senior officers of the Company; a material failure by the Company to pay or provide to him any compensation or benefits to which he is entitled; a change in Mr. Kennedy’s status, positions, titles, offices or responsibilities that constitutes a material and adverse change from his status, positions, titles, offices or responsibilities as in effect immediately before such change; the assignment to him of any duties or responsibilities that are materially and adversely inconsistent with his status, positions, titles, offices or responsibilities as in effect immediately before such assignment; any removal of Mr. Kennedy from or failure to reappoint or reelect him to any of such positions, titles or offices; the Company changing the location of its principal executive offices to a location more than fifty (50) miles from its current principal office; any material breach by Parent or the Company of the agreement or any other agreement between Parent or the Company and Mr. Kennedy incorporated by reference in the agreement; or the provision of notice by the Company of its intention not to renew the agreement.

In all other contexts, upon resignation or retirement, there would be no continuation of benefits (other than certain medical benefits as prescribed by applicable law) and no additional payments made under any of the Company’s defined contribution (qualified and non-qualified) plans to any of the Named Executive Officers, other than as set forth under the “Nonqualified Deferred Compensation Plans” table.

Equity Awards

Generally, each of the Named Executive Officers has up to 30 days subsequent to a voluntary termination of employment to exercise vested stock options, and any unvested stock options as of the date of termination of employment are forfeited. If the voluntary termination is for “good reason” (as defined in the 2007 Plan), then each of the Named Executive Officers would have 90 days from the date of such termination to exercise any vested stock options. However, Mr. Kennedy’s employment agreement provides that, with respect to his stock option awards, he would have 12 months, and not 90 days, following his termination of employment to exercise those stock options.

In addition, with respect to time-based stock options, if the voluntary termination is for “good reason” and it occurs within one-year following a change in control (as defined under the 2007 Plan), then, unless the time-based stock option has been terminated, exercised or exchanged for other current or deferred cash or property in connection with the change in control, the time-based stock option is treated as having vested in full immediately prior to such termination of employment. For a summary of the time-based stock options held by each of the Named Executive Officers, please see “Outstanding Equity Awards at Fiscal Year-End.” The Named Executive Officers would have received no value upon an acceleration of these time-based stock options as of September 30, 2010, because the exercise price was equal to the fair market value of a share of Parent’s common stock on such date.

Confidentiality; Non-Compete; Non-solicitation; Non-competition; Recoupment of Profits

All of the Company’s senior officers, including the Named Executive Officers, have signed confidentiality agreements as a requirement for receiving certain stock-based compensation. The agreements stipulate that these officers will not misappropriate or disclose the Company’s proprietary information.

The agreements generally provide that, during the term of their employment and for a period of twelve months from the date of termination of employment, the officers will not directly or indirectly: (i) subject to certain exceptions, work for or provide services to, in any capacity, whether as an employee, independent contractor or otherwise, whether with or without compensation, a material competitor of the Company; (ii) hire or solicit for hire any employee of the Company or seek to persuade or induce any employee of the Company to discontinue employment with the Company; (iii) hire or engage any independent contractor providing services to the Company, or solicit, encourage or induce any independent contractor providing services to the Company to terminate or diminish in any substantial respect its relationship with the Company; (iv) subject to certain limitations, (a) solicit, encourage or induce any customer of the Company to terminate or diminish in any substantial respect its relationship with the Company or (b) seek to persuade or induce any such customer or prospective customer of the Company to conduct with anyone else any substantial business or activity which such customer or prospective customer conducts or could conduct with the Company.

If the officers breach the provisions of these agreements, then the Company shall, in addition to any other remedies available to it, have the right to institute legal proceedings to enjoin the offending conduct. In addition, the Company generally has the immediate right to call and repurchase any shares of stock that have been issued under any stock options that have been awarded to the optionee by the Company at a purchase price that is the lesser of cost or fair market value.

Director Compensation

Neither the Company nor Parent compensates its management or non-management directors for their service on their boards of directors or any committee thereof. During fiscal 2009, following his tenure as interim Chief Executive Officer, the Compensation Committee granted to Mr. Giancarlo a one time recognition award in the form of (i) $1,000,000 paid by the Company in January 2009 and (ii) a grant of 500,000 stock options under the 2007 Plan. Mr. Giancarlo was eligible for, and elected to, participate in the stock option exchange program with respect to those 500,000 stock options. Please see “—Elements of Executive Officer Compensation—Long Term

Incentives—Stock Option Awards—Fiscal 2010 Awards” for more information regarding the stock option exchange program. His replacement stock option award for 500,000 options was granted as described on November 17, 2010, with an exercise price of $3.00 per share. As described in footnote 8 of the Summary Compensation Table, there was no incremental fair value of the replacement stock options granted to Mr. Giancarlo, calculated in accordance with ASC 718. As of September 30, 2010 this award of stock options held no financial value for Mr. Giancarlo because the exercise price was equal to the fair market value of a share of Parent’s common stock on such date.

Compensation Committee Interlocks and Insider Participation

During fiscal 2010, our Compensation Committee was comprised of Messrs. Rollins (Chairman), Roux and Giancarlo. Mr. Rollins is affiliated with TPG, and Messrs. Roux and Giancarlo are affiliated with Silver Lake. For additional information regarding transactions between those entities and Parent and/or the Company, please see Item 13, “Certain Relationships and Related Party Transactions and Director Independence.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management

All of Avaya’s outstanding stock is owned by Sierra Holdings Corp., our Parent. The following table presents information regarding beneficial ownership of the equity securities of Sierra Holdings Corp. as of November 1, 2010 by each person who is known to us to beneficially own more than 5% of the equity securities of Sierra Holdings Corp., by each of the Named Executive Officers, by each of our Directors and by all of our Directors and executive officers as a group.

Name	Common Stock of Sierra Holdings Corp. Beneficially Owned	Percent of Outstanding Shares Beneficially Owned
Silver Lake Funds and affiliates (1)	403,457,030	68.7%
TPG Funds and affiliates (2)	403,457,030	68.7%
Alan E. Baratz (3)(4)	348,750	*
James M. Chirico Jr. (3)(4)	357,125	*
J. Joel Hackney Jr. (3)	97,500	*
Kevin J. Kennedy (3)(4)	1,601,447	*
David J. Manganello (3)	87,750	*
Anthony J. Massetti (3)(4)	302,500	*
Eugene J. Frantz (2)(5)	—	*
Charles H. Giancarlo (1)(6)	—	*
John W. Marren (7)	—	*
Greg K. Mondre (1)(8)	—	*
Kevin B. Rollins (9)	—	*
David J. Roux (1)(10)	—	*
Directors and executive officers as a group, including those named above (19 Persons) (3)(4)(5)(6)(7)(8)(9)(10)	4,025,488	*

*	Indicates beneficial ownership of less than 1%.
(1)	The shares of our Parent’s common stock that are attributed to Silver Lake Funds and affiliates consist of an aggregate of 332,450,000 shares of our Parent’s common stock and 71,007,030 warrants to purchase shares of our Parent’s common stock. The warrants have an exercise price of $3.25 per share and are exercisable at any time prior to December 18, 2019. Excluding warrants, the shares of our Parent’s common stock that are attributed to Silver Lake Funds and affiliates represent 62.2% of all shares of common stock outstanding as of November 1, 2010. In addition, funds affiliated with Silver Lake own an aggregate of 38,864.13 shares of non-voting Series A preferred stock of our Parent (representing 31.1% of the issued and outstanding shares of Series A preferred stock) that are not convertible into common stock of our Parent and are excluded from the table above. The warrants and the Series A preferred stock were issued in connection with the financing of the NES acquisition (see Note 9, “Financing Arrangements” to our audited consolidated financial statements for more information).

The shares of our Parent’s common stock and warrants (rounded to the nearest whole share) that are attributed to the Silver Lake Funds and their affiliates in this table represent direct holdings by the following entities:

	Common Shares	Warrants
Silver Lake Partners II, L.P. (“SLP II”)	39,815,641	7,695,824
Silver Lake Partners III, L.P. (“SLP III”)	109,624,955	21,189,020
Silver Lake Technology Investors II, L.P. (“SLTI II”)	184,359	35,634
Silver Lake Technology Investors III, L.P. (“SLTI III”)	375,045	72,491
Total fractional shares held by SLP II, SLP III, SLTI II and SLTI III	—	1
Sierra Co-Invest, LLC (“Sierra Co-Invest”)	182,450,000	—
Sierra Co-Invest II, LLC (“Sierra Co-Invest II”)	—	42,014,060

Total	332,450,000	71,007,030

For ease of reference, we refer to SLP II, SLP III, SLTI II and SLTI III collectively as the “Silver Lake Funds.” The general partner of each of SLP II and SLTI II is Silver Lake Technology Associates II, L.L.C., whose managing member is Silver Lake Group, L.L.C. The general partner of each of SLP III and SLTI III is Silver Lake Technology Associates III, L.P., whose general partner is SLTA III (GP), L.L.C., whose managing member is Silver Lake Group, L.L.C.

The managing member of Sierra Co-Invest and Sierra Co-Invest II is Sierra Manager Co-Invest, LLC (“Sierra Manager”). Pursuant to Sierra Manager’s limited liability company operating agreement, each of TPG GenPar V, L.P. and Silver Lake Technology Associates III, L.P. has the right to designate one of the two members of Sierra Manager’s management committee. Mr. Mondre currently serves as Silver Lake’s designee.

The mailing address for Messrs. Giancarlo and Roux and for each of the Silver Lake Funds and their direct and indirect general partners is c/o Silver Lake, 2775 Sand Hill Road, Suite 100, Menlo Park, LA 94025. The mailing address for Mr. Mondre is 9 West 57th Street, 32nd Floor, New York, NY 10019.

(2)	The shares of our Parent’s common stock that are attributed to the TPG Funds (as defined below) and affiliates in this table consist of an aggregate of 332,450,000 shares of our Parent’s common stock and 71,007,030 warrants to purchase shares of our Parent’s common stock. The warrants have an exercise price of $3.25 per share and are exercisable at any time prior to December 18, 2019. Excluding warrants, the shares of our Parent’s common stock that are attributed to the TPG Funds and affiliates represent 62.2% of all shares of common stock outstanding as of November 1, 2010. In addition, funds affiliated with TPG own an aggregate of 38,864.13 shares of non-voting Series A preferred stock of our Parent (representing 31.1% of the issued and outstanding shares of Series A preferred stock) that are not convertible into common stock of our Parent and are excluded from the table above. The warrants and the Series A preferred stock were issued in connection with the financing of the NES acquisition (see Note 9, “Financing Arrangements” to our audited consolidated financial statements for more information).

The shares of our Parent’s common stock and warrants (rounded to the nearest whole share) that are attributed to TPG Partners V, L.P., a Delaware limited partnership (“Partners”), TPG FOF V-A, L.P., a Delaware limited partnership (“FOF A”) and TPG FOF V-B, L.P., a Delaware limited partnership (“FOF B” and, together with Partners and FOF A, collectively, the “TPG Funds”), and their affiliates in this table represent direct holdings by the following entities:

	Common Shares	Warrants
Partners	149,294,510	28,856,608
FOF A	390,556	75,489
FOF B	314,933	60,872
Total fractional shares held by Partners, FOF A and FOF B	1	1
Sierra Co-Invest	182,450,000	—
Sierra Co-Invest II	—	42,014,060

Total	332,450,000	71,007,030

The general partner of each of the TPG Funds is TPG GenPar V, L.P., a Delaware limited partnership (“GenPar”), whose general partner is TPG GenPar V Advisors, LLC, a Delaware limited liability company (“GenPar Advisors”), whose sole member is TPG Holdings I, L.P., a Delaware limited partnership (“Holdings I”), whose general partner is TPG Holdings I-A, LLC, a Delaware limited liability company (“Holdings I GP”), whose sole member is TPG Group Holdings (SBS), L.P., a Delaware limited partnership (“Group Holdings”), whose general partner is TPG Group Holdings (SBS) Advisors, Inc., a Delaware corporation (“Group Advisors” and, together with the TPG Funds, GenPar, GenPar Advisors, Holdings I, Holdings I GP and Group Holdings, collectively, the “TPG Entities”). The managing member of Sierra Co-Invest and Sierra Co-Invest II is Sierra Manager. Pursuant to the Sierra Manager’s limited liability company operating agreement, each of GenPar and Silver Lake Technology Associates III, L.P. has the right to designate one of the two members of the management committee of Sierra Manager. Mr. Frantz currently serves as GenPar’s designee.

Because of these relationships, Group Advisors may be deemed to beneficially own the shares and warrants directly held by the TPG Funds, Sierra Co-Invest and Sierra Co-Invest II. David Bonderman and

James G. Coulter are officers, directors and sole shareholders of Group Advisors and may therefore be deemed to be the beneficial owners of the shares directly held by the TPG Funds, Sierra Co-Invest and Sierra Co-Invest II.

The mailing address for each of Group Advisors and Messrs. Bonderman, Coulter and Frantz is c/o TPG Capital, L.P., 301 Commerce Street, Suite 3300, Fort Worth, TX 76102. The mailing address for Sierra Co-Invest is 301 Commerce Street, Suite 3300, Fort Worth, TX 76102. The mailing address for Sierra Manager is 9 West 57th Street, 32nd Floor, New York, NY 10019.

(3)	Includes beneficial ownership of the following numbers of shares of common stock that may be acquired within 60 days of November 1, 2010 pursuant to stock options:

• Alan Baratz	308,750	• David Manganello	87,750

• James Chirico	307,125	• Anthony Massetti	227,500

• Joel Hackney	97,500	• Directors and executive officers as a group	2,977,000
• Kevin Kennedy	1,072,500

(4)	Includes ownership of the following numbers of shares of common stock underlying restricted stock units that have vested for which receipt has been deferred such that, absent an event triggering issuance of the shares in accordance with the terms of the award agreement under which the restricted stock units were issued, the shares would not be received within 60 days of November 1, 2010.

• Alan Baratz	40,000	• Anthony Massetti	75,000

• James Chirico	50,000	• Directors and executive officers as a group	365,000

• Kevin Kennedy	200,000

(5)	Mr. Frantz is (a) a member of the management committee of Sierra Manager and (b) a partner of TPG Capital, L.P., an affiliate of the TPG Entities. Given the relationships described in Footnote (2) above, he may be deemed to have shared voting or dispositive power over the 182,450,000 shares of common stock of our Parent that Sierra Co-Invest holds directly as well as the 42,014,060 warrants exercisable for common stock of our Parent that Sierra Co-Invest II holds directly. As described in Footnote (2) above, the TPG Funds directly hold 150,000,000 shares of common stock of our Parent as well as 28,992,970 warrants exercisable for shares of common stock of our Parent. Mr. Frantz has no voting or investment power over the shares and warrants held directly by the TPG Funds and disclaims beneficial ownership of any shares of common stock of our Parent and warrants exercisable for shares of common stock of our Parent held directly or indirectly by the TPG Entities, Sierra Co-Invest and Sierra Co-Invest II.
(6)	Charles Giancarlo is a managing director of Silver Lake Group, L.L.C. Mr. Giancarlo disclaims beneficial ownership of any shares of our Parent’s common stock and warrants exercisable for shares of our Parent’s common stock held by the Silver Lake Funds, Sierra Co-Invest or Sierra Co-Invest II.
(7)	John Marren is a partner of TPG Capital, L.P., an affiliate of the TPG Entities. Mr. Marren has no voting or investment power over and disclaims beneficial ownership of any shares of common stock of our Parent and warrants exercisable for shares of common stock of our Parent held directly or indirectly by the TPG Entities, Sierra Co-Invest or Sierra Co-Invest II.
(8)	Greg Mondre is (a) a managing director of Silver Lake Group, L.L.C., (b) a member of Sierra Manager’s management committee and (c) a vice president of Sierra Manager. Mr. Mondre disclaims beneficial ownership of any shares of our Parent’s common stock and warrants exercisable for shares of our Parent’s common stock held by the Silver Lake Funds, Sierra Co-Invest or Sierra Co-Invest II.
(9)	Kevin Rollins is a senior advisor to TPG Capital, L.P., an affiliate of the TPG Entities. Mr. Rollins has no voting or investment power over and disclaims beneficial ownership of any shares of common stock of our Parent and warrants exercisable for shares of common stock of our Parent held directly or indirectly by the TPG Entities, Sierra Co-Invest and Sierra Co-Invest II.
(10)	David Roux is (a) a co-chief executive of Silver Lake Group, L.L.C. and (b) a co-president of Sierra Manager. Mr. Roux disclaims beneficial ownership of any shares of our Parent’s common stock and warrants exercisable for shares of our Parent’s common stock held by the Silver Lake Funds, Sierra Co-Invest or Sierra Co-Invest II

Item 13.	Certain Relationships and Related Party Transactions and Director Independence

Arrangements with Our Investors

In connection with their investment in our Parent, the Sponsors and various co-investors entered into certain stockholders agreements and registration rights agreements with our Parent. Certain of those agreements were amended in connection with the financing of the NES acquisition (see Note 9, “Financing Arrangements,” to our audited consolidated financial statements for more information). The co-investors include individuals and entities invited by our Sponsors to participate in our Parent’s financings, such as affiliated investment funds, individuals employed by affiliates of our Sponsors, limited partners of our Sponsors and members of our management. In addition, from time to time, we may enter into various contracts with companies affiliated with our Sponsors.

Stockholders Agreements and Equity Registration Rights Agreements

The stockholders agreements contain certain restrictions on the transfer of equity securities of our Parent, contain provisions regarding participation rights and rights of first refusal upon disposition of shares, contain standard tag along and drag along provisions, provide for the election of directors and the management of our Parent, including certain actions requiring approval of stockholders, and generally set forth the respective rights and obligations of the stockholders of our Parent. Pursuant to the registration rights agreements, our Parent has granted certain of its investors rights to require our Parent to register shares of common stock under the Securities Act.

Management Services Agreement and Consulting Services

We are party to a Management Services Agreement with Silver Lake Management Company, L.L.C., an affiliate of Silver Lake, and TPG Capital, L.P., an affiliate of TPG, who we collectively refer to as the Managers, as well as with our Parent, pursuant to which the Managers provide management and financial advisory services to us. Pursuant to the Management Services Agreement, the Managers receive a monitoring fee of $7 million per annum (such fees collectively, the “Monitoring Fees”) and reimbursement on demand for out-of-pocket expenses incurred in connection with the provision of such services. In the event of a financing, acquisition, disposition or change of control transaction involving us during the term of the Management Services Agreement, the Managers have the right to require us to pay to the Managers a fee equal to customary fees charged by internationally-recognized investment banks for serving as a financial advisor in similar transactions. The Management Services Agreement may be terminated at any time by the Managers, but will otherwise have an initial term ending on December 31, 2017 that will automatically be extended each December 31st for an additional year unless earlier terminated by us or the Managers. The Management Services Agreement will automatically terminate upon an initial public offering unless otherwise determined by the Managers, and, upon such a termination, the Managers will receive a one-time success fee in an amount equal to the net present values of the monitoring fees that would have been payable during the remaining term of the Management Services Agreement. The Management Services Agreement contains customary exculpation and indemnification provisions in favor of the Managers and their affiliates.

In the course of business, Avaya will enter into arrangements with affiliates of TPG pursuant to which consultants are engaged to provide services to the Company. For each of the fiscal years 2010, 2009 and the period October 27, 2007 through September 30, 2008 the Company recorded $2 million of expenses associated with these consulting agreements with affiliates of TPG. No such consulting services were provided during the period October 1, 2007 through October 26, 2007.

Transactions with Other Sponsor Portfolio Companies

The Sponsors are private equity firms that have investments in companies that do business with Avaya. For the fiscal years 2010, 2009 and the period October 27, 2007 through September 30, 2008 the Company recorded $10 million, $13 million and $18 million, respectively associated with sales of the Company’s products and services to companies in which one or both of the Sponsors have investments. For each of the fiscal years 2010, 2009 and the period October 27, 2007 through September 30, 2008 the Company purchased goods and services of $1 million from companies in which one or both of the Sponsors have investments.

Financing

In April 2008, affiliates of TPG acquired $200 million of the Company’s senior secured term B-1 loan. Based on the amount of the senior secured term loans that were held during fiscal 2010, and consistent with the terms of the loan, those affiliates received payments of principal and interest aggregating approximately $6 million, for fiscal 2010. In September 2008, an affiliate of Silver Lake acquired $200 million of the Company’s senior secured term B-1 loan. Based on the amount of the senior secured term loans that were held during fiscal 2010, and consistent with the terms of the loan, that affiliate received payments of principal and interest aggregating approximately $8 million for fiscal 2010. In connection with the financing of the Acquisition, affiliates of TPG and Silver Lake funded an aggregate of approximately $222 million and $222 million, respectively, of incremental term B-2 loans (see Note 9, “Financing Arrangements” to our audited consolidated financial statements). Consistent with the terms of the term B-2 loans, affiliates of TPG and Silver Lake received payments (consisting of principal and interest) aggregating approximately $25 million and $25 million, respectively, for fiscal 2010.

Arrangements Involving our Directors and Executive Officers

Messrs. Giancarlo, Mondre and Roux are Directors of each of the Company and Parent and they hold the positions of Managing Director, Managing Director and Co-Chief Executive, respectively, of Silver Lake. Messrs. Frantz, Marren and Rollins are Directors of each of the Company and Parent and they hold the positions of Partner, Partner and Senior Advisor, respectively, of TPG.

Effective June 30, 2008, Mr. Giancarlo was elected President and CEO of each of the Company and Parent on an interim basis. On November 24, 2008, Mr. Giancarlo received a grant of 500,000 stock options having an exercise price of $3.80 per share, the fair market value of a share of our Parent’s common stock on the date of the grant. The stock options were issued with standard vesting provisions using the standard weightings of time-based, EBITDA-based and MoM-based awards as discussed in the section “Executive Compensation—Compensation Discussion and Analysis—Elements of Executive Officer Compensation—Long-Term Incentives.” Mr. Giancarlo resigned as President and CEO when Mr. Kennedy was elected effective December 22, 2008. Mr. Giancarlo participated in the Company’s stock option tender offer and tendered all of his stock options for new stock options with an exercise price of $3.00 per share, a grant date of November 17, 2009 and new vesting terms. See Note 14, “Share-based Compensation,” to our audited consolidated financial statements for more information regarding the stock option exchange offer.

Related Party Transaction Policy

In February 2009, our Board of Directors adopted procedures for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC. The procedures give our Audit Committee the power to approve or disapprove existing and potential related party transactions involving our Directors and certain of our executive officers. Upon becoming aware of an existing or potential related party transaction, the Audit Committee is required to conduct a full inquiry into the facts and circumstances concerning that transaction and to determine the appropriate actions, if any, for the Company to take. If the Audit Committee does not approve a transaction that is brought before it, then the matter is automatically forwarded to our full Board for consideration. A Director who is the subject of a potential related party transaction is not permitted to participate in the decision-making process of the Audit Committee or full Board, as applicable, relating to what actions, if any, shall be taken by the Company in light of that transaction.

Because the procedures were adopted subsequent to the related party transaction disclosures listed above (other than those relating to the financing of the NES acquisition and the stock option exchange offer), those matters were not subject to the procedures. All related party transactions arising out of the financing of the NES acquisition were placed before and approved by our full Board. The stock option exchange offer was unanimously approved by the Compensation Committee, of which Messrs. Giancarlo, Rollins (Chairman) and Roux are members. As indicated in Note 14, “Share-based Compensation,” to our audited consolidated financial statements, the exchange offer was made available to all individuals holding eligible stock options on the same terms and conditions as those offered to Mr. Giancarlo.

Director Independence

Prior to the Merger, shares of our common stock were traded on the New York Stock Exchange (NYSE). Based on those standards, none of our Directors would be considered independent. Messrs. Giancarlo, Mondre, Roux, Frantz, Marren and Rollins are not independent because of their affiliations with funds which hold more than 5% equity interests in Parent. Mr. Kennedy is not an independent director because he is currently employed by the Company.

Item 14.	Principal Accountant Fees and Services

Fees for Services Provided

The following table shows the fees for professional audit services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of our annual financial statements and review of our interim financial statements for fiscal 2009 and 2010, and fees for other services rendered by PwC for fiscal 2009 and 2010.

	Year ended September 30,
In thousands	2009	2010
Audit fees (1)	$5,226	$7,669
Audit-related fees (2)	1,857	2,496
Tax fees (3)	747	1,390
All other fees (4)	110	102

Total	$7,940	$11,657

(1) Audit Fees

The aggregate fees billed to Avaya by PwC for the following services (including in some circumstances, related out-of pocket expenses): professional services rendered in connection with the audit of Avaya’s financial statements on Form S-4 for fiscal 2009 and on Form 10-K for fiscal 2010, the audit of acquisition accounting for the purchase of NES, the review of Avaya’s financial statements included in Avaya’s Quarterly Reports on Form 10-Q, the review of internal control over financial reporting and services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements and for audits of Avaya’s non-U.S. operations.

(2) Audit-Related Fees

The aggregate fees billed to Avaya by PwC for assurance and related services that are reasonably related to the performance of the audit and review of Avaya’s financial statements that are not already reported in clause (1) above. These services included benefit plan audits and non-U.S. audit-related services.

(3) Tax Fees

The aggregate fees billed to Avaya by PwC for professional services rendered by PwC for tax compliance, tax advice and tax planning. These services included U.S. and non-U.S. tax advisory and tax compliance services.

(4) All Other Fees

Other fees billed to Avaya by PwC include benchmarking services on human resource practices.

Engagement of the Independent Auditor

The Audit Committee has the sole and direct authority to engage, appoint and replace our independent auditor.

Policy Regarding the Independent Auditor

The engagement of PwC to perform audit services on behalf of the Company or any of its subsidiaries requires pre-approval from the Audit Committee before PwC is engaged to provide those services. For fiscal 2010, all audit services performed by PwC on behalf of the Company and its subsidiaries were so approved.

In accordance with its charter, the Audit Committee reviews non-audit services, if any, proposed to be provided by PwC to determine whether they would be compatible with maintaining PwC’s independence. The Audit Committee has established policies and procedures for the engagement of PwC to provide non-audit services which require pre-approval from the Audit Committee before PwC is engaged to provide those services. The Audit Committee reviews and pre-approves specific categories of non-audit services (that are detailed as to the particular services) that PwC is to be permitted to provide, which categories do not include any of the prohibited services set forth under applicable SEC rules and regulations. This review includes an evaluation of the possible impact of the provision of such services by PwC on its independence. For fiscal 2010, all non-audit audit services performed by PwC on behalf of the Company and its subsidiaries were so approved.

Pursuant to the Company’s policy regarding the independent auditor, each of Messrs. Frantz and Mondre, as a member of the Audit Committee, was given a delegation of authority by the Audit Committee to approve PwC engagements consistent with the above, subject to certain limitations.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as a part of this Annual Report on Form 10-K:

The schedules listed in Regulation 210.5-04 have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Basking Ridge, State of New Jersey, on December 7, 2010.

AVAYA INC.

By:	/S/ KEVIN J. MACKAY
Name:	Kevin J. MacKay
Title:	Vice President, Controller & Chief Accounting Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Anthony J. Massetti and Kevin J. MacKay his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ KEVIN J. KENNEDY Kevin J. Kennedy	Director, President and Chief Executive Officer (Principal Executive Officer)	December 2, 2010

/S/ ANTHONY J. MASSETTI Anthony J. Massetti	Senior Vice President and Chief Financial Officer	December 7, 2010

/S/ KEVIN J. MACKAY Kevin J. MacKay	Vice President, Controller and Chief Accounting Officer	December 7, 2010

/S/ EUGENE J. FRANTZ Eugene J. Frantz	Director	December 2, 2010

/S/ CHARLES H. GIANCARLO Charles H. Giancarlo	Chairman of the Board of Directors	December 3, 2010

/S/ JOHN W. MARREN John W. Marren	Director	December 2, 2010

/S/ GREG K. MONDRE Greg K. Mondre	Director	December 3, 2010

/S/ KEVIN B. ROLLINS Kevin B. Rollins	Director	December 3, 2010

/S/ DAVID J. ROUX David J. Roux	Director	December 3, 2010

The following documents are filed as Exhibits to this Annual Report on Form 10-K or incorporated by reference herein:

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1	Agreement and Plan of Merger, dated June 4, 2007, by and among Sierra Holdings Corp., Sierra Merger Corp. and Avaya Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated June 5, 2007)*

3.1.1	Amended and Restated Certificate of Incorporation of Avaya Inc. *

Certificate of Incorporation or the corresponding organizational instrument, with any amendments thereto, of the following additional registrants:

3.1.2	Avaya Asia Pacific Inc. *

3.1.3	Avaya CALA Inc. *

3.1.4	Avaya EMEA Ltd. *

3.1.5	Avaya Federal Solutions, Inc. *

3.1.6	Avaya Integrated Cabinet Solutions Inc. *

3.1.7	Avaya Management Services Inc. *

3.1.8	Avaya World Services Inc. *

3.1.9	Technology Corporation of America, Inc. *

3.1.10	Ubiquity Software Corporation*

3.1.11	VPNet Technologies, Inc. *

3.1.12	Avaya Holdings LLC *

3.1.13	Avaya Holdings Two, LLC *

3.1.14	Octel Communications LLC *

3.2.1	Amended and Restated By-Laws of Avaya Inc. *

By-laws or the corresponding operating agreement, with any amendments thereto, of the following additional registrants:

3.2.2	Avaya Asia Pacific Inc. *

3.2.3	Avaya CALA Inc. *

3.2.4	Avaya EMEA Ltd. *

3.2.5	Avaya Federal Solutions, Inc. *

3.2.6	Avaya Integrated Cabinet Solutions Inc. *

3.2.7	Avaya Management Services Inc. *

3.2.8	Avaya World Services Inc. *

3.2.9	Technology Corporation of America, Inc. *

3.2.10	Ubiquity Software Corporation*

3.2.11	VPNet Technologies, Inc. *

3.2.12	Avaya Holdings LLC *

3.2.13	Avaya Holdings Two, LLC *

3.2.14	Octel Communications LLC *

Exhibit No.	Exhibit
4.1	Exchange Note Indenture, dated as of October 24, 2008, by and among Avaya Inc., the Guarantors named therein and The Bank of New York Mellon, as Trustee *

4.2	Supplemental Indenture, dated as of February 19, 2010, by and among Avaya Government Solutions Inc., Integrated Information Technology Corporation, AC Technologies, Inc. and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.5 to the Company’s Form 10-Q for the quarter ended March 31, 2010).

4.3	Exchange and Registration Rights Agreement, dated as of October 24, 2008, by and among Avaya Inc., the Guarantors named therein and Morgan Stanley Senior Funding, Inc., as Administrative Agent *

4.4	Form of 9.75% Senior Unsecured Notes due 2015 (included in the Exchange Note Indenture filed as Exhibit 4.1) *

4.5	Form of 10.125%/10.875% Senior PIK Toggle Unsecured Notes due 2015 (included in the Exchange Note Indenture filed as Exhibit 4.1) *

10.1	Credit Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Borrower, Sierra Holdings Corp., Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto, Morgan Stanley Senior Funding, Inc., as Syndication Agent, JPMorgan Chase Bank, N.A., as Documentation Agent, and Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc., and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners *

10.2	Pledge and Security Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Borrower, Sierra Holdings Corp., certain subsidiaries of Avaya Inc. identified therein and Citibank, N.A., as Administrative Agent *

10.3	Guaranty, dated as of October 26, 2007, by and among Sierra Holdings Corp., certain subsidiaries of Avaya Inc. identified therein and Citibank, N.A., as Administrative Agent *

10.4	Amendment No. 1 to Credit Agreement, dated as of December 18, 2009, among Avaya Inc., the lenders party thereto and Citibank, N.A., as Administrative Agent. *

10.5	Credit Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Parent Borrower, the several subsidiary borrowers party thereto, Sierra Holdings Corp., Citicorp USA, Inc., as Administrative Agent and Swing Line Lender, Citibank, N.A., as L/C Issuer, the other lenders party thereto, Morgan Stanley Senior Funding, Inc., as Syndication Agent, JPMorgan Chase Bank, N.A., as Documentation Agent, and Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners *

10.6	Pledge and Security Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Parent Borrower, Sierra Holdings Corp., certain subsidiaries of Avaya Inc. identified therein, as Subsidiary Borrowers and Citicorp USA, Inc., as Administrative Agent *

10.7	Guaranty, dated as of October 26, 2007, by and among Sierra Holdings Corp., certain subsidiaries of Avaya Inc. from time to time party thereto and Citicorp USA, Inc., as Administrative Agent *

10.8	Executive Employment Agreement, dated as of December 22, 2008, by and among Kevin J. Kennedy, Avaya Inc. and Sierra Holdings Corp. *

10.9	Amendment to Executive Employment Agreement, dated October 12, 2009 among Kevin J. Kennedy, Avaya Inc. and Sierra Holdings Corp. *

10.10	Avaya Inc. Involuntary Separation Plan for Senior Officers, as amended *

10.11	Form of Indemnity Agreement between Sierra Holdings Corp., Avaya Inc. and certain directors of the Registrant *

Exhibit No.	Exhibit
10.12	Form of Indemnity Agreement between Sierra Holdings Corp., Avaya Inc. and certain officers of the Registrant *

10.13	Avaya Inc. Savings Restoration Plan, as amended *

10.14	Avaya Inc. Short Term Incentive Plan *

10.15	Management Services Agreement, dated as of October 2, 2007, by and among Sierra Holdings Corp., Avaya Inc. (as successor by merger to Sierra Merger Corp.), TPG Capital, L.P. and Silver Lake Management Company III, L.L.C. *

10.16	Retention agreement dated February 3, 2009 between Avaya Inc. and James Chirico *

10.17	Separation Agreement and General Release, dated as of July 1, 2010, between Avaya Inc. and Todd Abbott (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2010)

10.18	Sierra Holdings Corp. Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2010)

10.19	Form of Sierra Holdings Corp. Amended and Restated 2007 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2010)

10.20	Form of Sierra Holdings Corp. Amended and Restated 2007 Equity Incentive Plan Stock Option Award Agreement for Senior Vice Presidents and Vice Presidents (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2010)

21.1	List of Subsidiaries

31.1	Certification of Kevin J. Kennedy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Anthony J. Massetti pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kevin J. Kennedy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Anthony J. Massetti pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Avaya’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009.