Form 10-Q
period 2010-12-31
AVAYA INC
filed 2011-02-14
CIK 1116521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

*See Explanatory Note in Part II, Item 5

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

As of February 14, 2011, 100 shares of Common Stock, $.01 par value, of the registrant were outstanding.

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

Avaya Inc.

Consolidated Statements of Operations (Unaudited)

(In millions)

	Three months ended December 31,
	2010	2009
REVENUE
Products	$722	$513
Services	644	547

	1,366	1,060

COSTS
Products:
Costs (exclusive of amortization of technology intangible assets)	332	223
Amortization of technology intangible assets	67	59
Services	348	268

	747	550

GROSS MARGIN	619	510

OPERATING EXPENSES
Selling, general and administrative	461	366
Research and development	115	81
Amortization of intangible assets	56	50
Impairment of long-lived assets	—	16
Restructuring charges, net	22	15
Acquisition-related costs	4	17

	658	545

OPERATING LOSS	(39)	(35)
Interest expense	(127)	(102)
Other income, net	8	4

LOSS BEFORE INCOME TAXES	(158)	(133)
Provision for income taxes	22	3

NET LOSS	(180)	(136)
Less net income attributable to noncontrolling interests	—	1

NET LOSS ATTRIBUTABLE TO AVAYA INC.	$(180)	$(137)

The accompanying notes to consolidated financial statements are an integral part of these statements.

Avaya Inc.

Consolidated Balance Sheets (Unaudited)

(In millions, except per share and shares amounts)

	December 31, 2010	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$460	$579
Accounts receivable, net	735	792
Inventory	260	234
Deferred income taxes, net	4	3
Other current assets	298	276

TOTAL CURRENT ASSETS	1,757	1,884

Property, plant and equipment, net	434	450
Deferred income taxes, net	22	22
Intangible assets, net	2,481	2,603
Goodwill	4,075	4,075
Other assets	218	227

TOTAL ASSETS	$8,987	$9,261

LIABILITIES
Current liabilities:
Debt maturing within one year	$48	$48
Accounts payable	506	464
Payroll and benefit obligations	277	311
Deferred revenue	663	650
Business restructuring reserves, current portion	100	113
Other current liabilities	323	430

TOTAL CURRENT LIABILITIES	1,917	2,016

Long-term debt	5,880	5,880
Benefit obligations	2,254	2,275
Deferred income taxes, net	158	154
Business restructuring reserves, non-current portion	50	52
Other liabilities	300	312

TOTAL NON-CURRENT LIABILITIES	8,642	8,673

Commitments and contingencies

STOCKHOLDER’S DEFICIENCY
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,685	2,682
Accumulated deficit	(3,209)	(3,029)
Accumulated other comprehensive loss	(1,048)	(1,081)

TOTAL STOCKHOLDER’S DEFICIENCY	(1,572)	(1,428)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$8,987	$9,261

The accompanying notes to consolidated financial statements are an integral part of these statements.

Avaya Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three months ended December 31,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(180)	$(136)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	168	157
Share-based compensation	3	7
Amortization of debt issuance costs	6	6
Accretion of debt discount	12	—
Payment in kind interest	—	21
Provision for uncollectible receivables	2	—
Deferred income taxes, net	3	(2)
Impairment of long-lived assets	—	16
Restructuring charges, net	22	15
Unrealized (gains) losses on foreign currency exchange	(33)	1
Changes in operating assets and liabilities:
Accounts receivable	52	24
Inventory	(27)	(16)
Accounts payable	42	28
Payroll and benefit obligations	(29)	(27)
Business restructuring reserve	(36)	(32)
Deferred revenue	6	23
Other assets and liabilities	(98)	(48)

NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(87)	37

INVESTING ACTIVITIES:
Capital expenditures	(18)	(15)
Capitalized software development costs	(8)	(8)
Acquisition of NES, net of cash acquired	—	(805)
Return of funds held in escrow from the NES acquisition	6	—
Proceeds from sale of long-lived assets	1	7
Purchase of securities available for sale	—	(2)

NET CASH USED FOR INVESTING ACTIVITIES	(19)	(823)

FINANCING ACTIVITIES:
Net proceeds from incremental B-2 term loans and warrants	—	783
Capital contribution from Parent	—	125
Debt issuance costs	—	(5)
Repayment of long-term debt	(12)	(12)

NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(12)	891

Effect of exchange rate changes on cash and cash equivalents	(1)	(3)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(119)	102
Cash and cash equivalents at beginning of period	579	567

Cash and cash equivalents at end of period	$460	$669

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

At the core of the Company’s business is a large and diverse global installed customer base. Customers range in size from small enterprises with only a few employees to large government agencies and multinational companies with over 100,000 employees. Avaya sells solutions directly and through its channel partners. As of December 31, 2010, Avaya has approximately 9,600 channel partners worldwide, including system integrators, service providers, value-added resellers and business partners that provide sales and service support.

Acquisition of the Enterprise Solutions Business of Nortel Networks Corporation

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

Basis of Presentation

The consolidated financial statements include the accounts of Avaya and its subsidiaries. The accompanying unaudited interim consolidated financial statements as of December 31, 2010 and for the three months ended December 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements, and should be read in conjunction with the consolidated financial statements and other financial information for the fiscal year ended September 30, 2010, which were included in the Company’s Annual Report on Form 10-K filed with the SEC on December 7, 2010. The significant accounting policies used in preparing these unaudited interim consolidated financial statements are the same as those described in Note 2 to those audited consolidated financial statements except for recently adopted accounting guidance as discussed in Note 2 “Recent Accounting Pronouncements”. In management’s opinion, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated.

Certain prior period amounts have been reclassified to conform to the current period’s presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

2. Recent Accounting Pronouncements

New Accounting Guidance Recently Adopted

Revenue Recognition

In April 2010, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on the milestone method of revenue recognition. The guidance defines the term “milestone” and the prescribed criteria that should be met to apply the milestone method of revenue recognition for research or development transactions. The guidance requires that the milestone should meet all criteria to be considered substantive to recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved. This accounting guidance became effective for the Company beginning October 1, 2010. The adoption of this accounting guidance did not have an impact on the Company’s consolidated financial statements.

In October 2009, the FASB amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements (formerly Emerging Issues Task Force No. 08-1) to: (i) provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated; (ii) require an entity to allocate revenue in an arrangement using estimated selling prices (“ESP”) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”); and (iii) eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The Company adopted the new guidance on a prospective basis as of the beginning of fiscal 2011 for revenue arrangements entered into or materially modified after October 1, 2010.

The new guidance did not generally change the units of accounting for the Company’s revenue transactions as products and services qualified as separate units of accounting in most transactions under the historical guidance. The new guidance does affect the timing of revenue recognition for multiple deliverable arrangements that included delivered products and undelivered items for which the Company was unable to demonstrate fair value pursuant to the historical guidance. Under the historical guidance, the delivered products were combined with the undelivered items to form a single unit of accounting. In such cases, revenue for the delivered and undelivered items was recognized on a straight-line basis or deferred until the earlier of when the fair value requirements were met or when the last item was delivered. In addition, under the historical guidance, the Company used the residual method to allocate arrangement consideration for multiple deliverable transactions where objective and reliable evidence of fair value could not be determined for the delivered items but could be determined for the undelivered items. Under the residual method, the amount of consideration allocated to the delivered items equals the total arrangement consideration less the fair value of the undelivered items. Under the new guidance, the Company allocates the total arrangement consideration to each separable deliverable of an arrangement based upon the relative selling price of each deliverable and revenue is recognized upon delivery or completion of those units of accounting. As a result of adopting the new guidance, net revenues for the first quarter of fiscal 2011 were not materially different than the net revenues that would have been recorded under the historical accounting guidance. The Company cannot reasonably estimate the effect of adopting the new guidance on future financial periods as the impact will vary depending on the nature and volume of new or materially modified multiple deliverable arrangements in any given period.

The Company derives revenue primarily from the sale of products, software, and services for communications systems and applications. The Company’s products are sold directly through its worldwide sales force and indirectly through its global networks of distributors, dealers, value-added resellers and systems integrators. Services includes (i) supplemental maintenance service, including services provided under contracts to monitor and optimize customers’ communications network performance, and on a time-and-materials basis; (ii) professional services for implementation and integration of converged voice and data networks, network security and unified communications; and (iii) operations services. Maintenance contracts typically have terms that range from one to five years. Contracts for professional services typically have terms that range from two to four weeks for standard solutions and from six months to one year for customized solutions. Contracts for operations services typically have terms that range from one to seven years.

In accordance with GAAP, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectability is reasonably assured, contractual obligations have been satisfied and title and risk of loss have been transferred to the customer. In instances where final acceptance of the product, system or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met.

The Company’s indirect sales to distribution partners are generally recognized at the time of shipment if all contractual obligations have been satisfied. The Company accrues a provision for estimated sales returns and other allowances and deferrals relating to inventory levels held by distributors, promotional marketing programs, etc. as a reduction of revenue at time of revenue recognition as required by FASB Accounting Standard Codification (“ASC”) Topic 605, “Revenue Recognition” (“ASC 605”).

The Company enters into multiple deliverable arrangements, which may include any combination of products, software and services. Most product and service deliverables qualify as separate units of accounting and can be sold standalone or in various combinations across the Company’s geographies or customer markets. A deliverable constitutes a separate unit of accounting when it has standalone value and there are no customer-negotiated refunds or return rights for the delivered items. If the arrangement includes a customer-negotiated refund or return right relative to the delivered items, and the delivery and performance of the undelivered item is considered probable and substantially in the Company’s control, the delivered item constitutes a separate unit of accounting.

Most all of the Company’s solutions have both software and non-software components that function together to deliver the products’ essential functionality. For multiple deliverable arrangements that contain both software and non-software components that function together to deliver a products’ essential functionality, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses a hierarchy of VSOE, TPE and ESP to determine the selling price to be used for allocating revenue to the deliverables. The Company then recognizes revenue on each deliverable in accordance with its policies for product and service revenue recognition.

VSOE is based on the price charged when the deliverable is sold separately. TPE of selling price is established by evaluating largely interchangeable competitor products or services in standalone sales to similarly situated customers. As the Company is unable to reliably determine what competitors products’ selling prices are on a standalone basis, the Company is not typically able to determine TPE. ESP is based on the Company’s best estimates of what the selling prices of deliverables would be if they were sold regularly on a standalone basis. The ESP is established considering multiple factors including, but not limited to pricing practices in different geographies, through different sales channels, major product and services groups, and customer classifications.

The Company limits the amount of revenue recognition for delivered items to the amount that is not contingent on the future delivery of products or services, future performance obligation, or subject to customer-specific return or refund privileges. Support services and operations services revenues are deferred and recognized ratably over the period during which the services are to be performed. Professional services arrangements are generally recognized upon delivery or completion of performance. For services performed on a time and materials basis, revenue is recognized upon performance.

Standalone or subsequent sales of software or software-related products are recognized in accordance with FASB ASC Topic 985, “Software”. In multiple deliverable arrangements that only include standalone software and software-related products, the Company uses the residual method to allocate arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered items equals the total arrangement consideration less the fair value of the undelivered items. Where VSOE of the undelivered items cannot be determined, the Company defers revenue until all items are delivered and services have been performed, or until VSOE can be determined for the undelivered items.

Fair Value Measures

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

Variable Interest Entities

In December 2009, the FASB issued revised guidance for the accounting of variable interest entities. The revised guidance replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. The accounting guidance also requires an entity to perform an ongoing analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. This accounting guidance became effective for the Company beginning October 1, 2010 and did not have an impact on the Company’s consolidated financial statements.

Transfers of Financial Assets

In December 2009, the FASB issued revised guidance for the accounting of transfers of financial assets. This guidance eliminates the concept of a qualifying special-purpose entity; removes the scope exception for qualifying special-purpose entities when applying the accounting guidance related to the consolidation of variable interest entities; changes the requirements for derecognizing financial assets; and requires enhanced disclosure. This accounting guidance became effective for the Company beginning October 1, 2010 and did not have an impact on the Company’s consolidated financial statements.

Own-share Lending Arrangements

In October 2009, the FASB issued revised accounting guidance for own-share lending arrangements. This accounting guidance amends accounting for share-lending arrangements entered into by an entity with an underwriter in contemplation of convertible debt issuance or other financing by an entity. This accounting guidance became effective for the Company beginning October 1, 2010 and did not have an impact on the Company’s consolidated financial statements.

Recent Accounting Guidance Not Yet Effective

In December 2010, the FASB issued revised guidance which requires that if a company presents pro forma comparative financial statements for business combinations, the company should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This accounting guidance is effective for the Company on a prospective basis beginning in fiscal 2012. The adoption of this guidance is not expected to have a material impact on the Company’s financial statement disclosures.

In December 2010, the FASB issued revised guidance on when a company should perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. This guidance requires that for reporting units with zero or negative carrying amounts, a company is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. This accounting guidance is effective for the Company beginning in fiscal 2012. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

3. Business Combinations and Other Transactions

Acquisition of the Enterprise Solutions Business of Nortel Networks Corporation

On September 16, 2009, the Company emerged as the winning bidder in bankruptcy court proceedings to acquire NES for $900 million in cash consideration subject to certain purchase price adjustments as set forth in the acquisition agreements (the “Acquisition”). On December 18, 2009 (the “acquisition date”), Avaya acquired certain assets and assumed certain liabilities of NES, including all the shares of Nortel Government Solutions Incorporated, for an initial purchase price of $943 million in cash consideration, which included a preliminary working capital adjustment of $43 million primarily related to the cash and securities owned by Nortel Government Solutions Incorporated. The Company and Nortel were required to determine the final purchase price post-closing based upon the various purchase price adjustments included in the acquisition agreements. During the first quarter of fiscal 2011, the Company and Nortel agreed to a final purchase price of $933 million and the Company received $6 million, representing all remaining amounts due to Avaya from funds held in escrow. The terms of the Acquisition do not include any significant contingent consideration arrangements. During the three months ended December 31, 2009, the Company expensed $17 million of acquisition costs as incurred. The acquisition of NES expands Avaya’s global customer base, enhances its technology portfolio, broadens its indirect sales channel and provides greater ability to compete globally.

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

The acquisition of NES has been accounted for under the acquisition method, which requires an allocation of the purchase price of the acquired entity to the assets acquired and liabilities assumed based on their estimated fair values from a market-participant perspective at the date of acquisition. The allocation of the purchase price has been finalized as of December 18, 2010 as reflected within these consolidated financial statements. The fair values of the assets acquired and liabilities assumed were determined using the income, cost, and market approaches. The fair values of acquired technologies and customer relationships were estimated using the income approach, which values the subject asset using the projected cash flows to be generated by the asset, discounted at a required rate of return that reflects the relative risk of achieving the cash flow and the time value of money. The cost approach was used to estimate the fair values of plant, property and equipment and reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation. The market approach was utilized in combination with the income approach to estimate the fair values of most working capital accounts.

The following table summarizes the consideration paid and the final allocation of the purchase price to the assets acquired and the liabilities assumed in the Acquisition based on their estimated fair values as of the close of the Acquisition.

In millions
Cash and cash equivalents	$38
Accounts receivable	47
Inventory	115
Property, plant and equipment	103
Intangible assets	476
Accounts payable	(17)
Payroll and benefit obligations	(124)
Deferred revenue	(79)
Other assets and liabilities	(51)

Net assets acquired	508
Goodwill	425

Purchase price	$933

Adjustments to the preliminary purchase price allocation have been made to reflect revised estimates of the fair value of the assets acquired and liabilities assumed at December 18, 2009. The most significant revisions were associated with valuations of property, plant, and equipment and identifiable intangible assets, and the resulting changes to goodwill. Providing for these adjustments in previous periods would not have a material impact on the reported operating results for the three month periods ended December 31, 2009, March 31, 2010, June 30, 2010 and September 30, 2010 and therefore such amounts were recorded in the period in which the adjustments were identified.

Intangible assets include existing technologies of $188 million and customer relationships of $288 million, respectively. The existing technologies and customer relationships are being amortized over a weighted average useful life of five years and twelve years, respectively, on a straight-line basis. No in-process research and development was acquired in the Acquisition.

The excess of the purchase price over the net tangible and intangible assets acquired resulted in goodwill of $425 million, which is attributable to the synergies and economies of scale provided to a market participant including marketing efforts principally located within the Company’s primary operating jurisdiction. The tax-deductible portion of goodwill was $379 million.

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

These unaudited consolidated financial statements include the operating results of the NES business as of December 19, 2009. Revenues specific to the NES business for the period from December 19, 2009 through December 31, 2009 were $43 million. As the Company has eliminated overlapping processes and expenses and integrated its products and sales efforts with those of the acquired NES business, it is impractical to determine the earnings specific to the NES business for the three months ended December 31, 2010 and 2009 included in the Consolidated Statements of Operations.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents certain information of the combined results of operations of the Company as though the Acquisition and related financing had been consummated as of the beginning of the periods presented. The unaudited pro forma financial information reflects certain adjustments associated with the Acquisition and related financing, including increases in amortization and depreciation expenses related to intangible assets and property, plant and equipment acquired, additional interest expense associated with the financing relating to the Acquisition and incremental employee compensation costs. No adjustments to the unaudited pro forma financial information have been made related to conforming Avaya and NES accounting policies. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have been realized if the Acquisition and related financing were completed on October 1, 2009, nor is it indicative of future operating results.

The unaudited pro forma financial information for the three months ended December 31, 2009 combines the historical results of Avaya for the three months ended December 31, 2009 and the historical results of NES for the period October 1 to December 18, 2009, and the effects of the pro forma adjustments listed above.

The unaudited pro forma revenue and net loss for the three months ended December 31, 2009 were $1,476 million and $263 million, respectively.

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

4. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the three months ended December 31, 2010 by operating segment are as follows:

In millions	Global Communications Solutions	Data	Avaya Global Services	Total
September 30, 2010	$1,421	$—	$2,654	$4,075
Adjustments	—	—	—	—

December 31, 2010	$1,421	$—	$2,654	$4,075

Balance as of December 31, 2010:
Goodwill	$2,555	$—	$2,654	$5,209
Accumulated Impairment	(1,134)	—	—	(1,134)

	$1,421	$—	$2,654	$4,075

Goodwill is not amortized but is subject to periodic testing for impairment in accordance with GAAP at the reporting unit level which is one level below the Company’s operating segments. The test for impairment is conducted annually each September 30th or more frequently if events occur or circumstances change indicating that the fair value of a reporting unit may be below its carrying amount. The Company determined that no events occurred or circumstances changed during the three months ended December 31, 2010 and 2009 that would indicate that the fair value of a reporting unit may be below its carrying amount.

Intangible Assets

Intangible assets include technology, customer relationships, trademarks and trade-names and other intangibles. Intangible assets with finite lives are amortized using straight-line and accelerated amortization methods in a manner which reflects the pattern in which the economic benefits of the tangible assets are consumed over the estimated economic lives of the assets.

The Company’s intangible assets consist of:

	December 31, 2010				September 30, 2010
In millions	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net
Existing technology, patents and licenses	$1,371	$844	$—	$527	$1,371	$777	$—	$594
Customer relationships and other intangibles	2,259	660	—	1,599	2,258	604	—	1,654
Trademarks and trade names	545	—	190	355	545	—	190	355

Total intangible assets	$4,175	$1,504	$190	$2,481	$4,174	$1,381	$190	$2,603

Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Intangible assets determined to have indefinite useful lives are not amortized but are tested for impairment annually, or more frequently if events or changes in circumstances indicate the asset may be impaired. The Company determined that no events occurred or circumstances changed during the three months ended December 31, 2010 and 2009 that would indicate that its indefinite-lived intangible assets may be impaired.

Future expected amortization expense of intangible assets for the years ending September 30 is as follows:

In millions	Estimated future amortization expense
Remainder of fiscal 2011	$358
2012	408
2013	275
2014	265
2015	242
2016 and thereafter	578

Total	$2,126

5. Supplementary Financial Information

Consolidated Statements of Operations Information

	Three months ended December 31,
In millions	2010	2009
OTHER INCOME, NET
Interest income	$1	$2
Gain on foreign currency transactions	8	1
Other, net	(1)	1

Total other income, net	$8	$4

COMPREHENSIVE INCOME (LOSS)
Net loss	$(180)	$(136)
Other comprehensive income (loss):
Pension, postretirement and postemployment benefit-related items	16	7
Cumulative translation adjustment	(5)	24
Unrealized gain on term loan interest rate swap	22	21

Total comprehensive loss	$(147)	$(84)

Consolidated Balance Sheet Information

In millions	December 31, 2010	September 30, 2010
PROPERTY, PLANT AND EQUIPMENT, NET
Land and improvements	$37	$37
Buildings and improvements	275	279
Machinery and equipment	253	247
Rental equipment	159	157
Assets under construction	4	3
Internal use software	130	129

Total property, plant and equipment	858	852
Less: Accumulated depreciation and amortization	(424)	(402)

Property, plant and equipment, net	$434	$450

Included in buildings and improvements is $23 million under a capital lease related to an office facility acquired in the Acquisition.

6. Business Restructuring Reserves and Programs

Fiscal 2011 Restructuring Program

During the first quarter of fiscal 2011, the Company continued to identify opportunities to streamline operations and generate cost savings which include exiting facilities and terminating employees. Restructuring charges recorded during the first quarter of fiscal 2011 associated with these initiatives, net of adjustments to previous periods, were $22 million and include employee separation costs primarily associated with employee severance actions in Germany, as well as in the EMEA and U.S. regions. The headcount reductions and related payments identified in this action are expected to be completed in fiscal 2011. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities are expected to continue through fiscal 2016. As the Company continues to evaluate and identify additional operational synergies, additional cost saving opportunities may be identified.

The following table summarizes the components of the fiscal 2011 restructuring program during the three months ended December 31, 2010:

In millions	Employee Separation Costs	Lease Obligations	Total
2011 restructuring charges	$14	$8	$22
Cash payments	(3)	(1)	(4)

Balance as of December 31, 2010	$11	$7	$18

Fiscal 2010 Restructuring Program

During the first quarter of fiscal 2010, in response to the global economic climate and in anticipation of the acquisition of NES, the Company began implementing initiatives designed to streamline the operations of the Company and generate cost savings and developed initiatives to eliminate overlapping processes and expenses associated with that acquisition. During the second and third quarters of fiscal 2010, the Company exited certain facilities and terminated or relocated certain employees. Restructuring charges recorded during fiscal year ended September 30, 2010, net of adjustments to previous periods, were $171 million, and include employee separation costs associated with involuntary employee severance actions primarily in Europe, Middle East and Africa (“EMEA”) and the U.S., as well as costs associated with closing and consolidating facilities. The headcount reductions and related payments identified in this action are expected to be completed in fiscal 2011. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities are expected to continue through fiscal 2017.

The following table summarizes the components of the fiscal 2010 restructuring program during the three months ended December 31, 2010:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of September 30, 2010	$76	$24	$100
Adjustments (1)	—	1	1
Cash payments	(18)	(3)	(21)
Impact of foreign currency fluctuations	(2)	(1)	(3)

Balance as of December 31, 2010	$56	$21	$77

(1)	Included in adjustments are changes in estimates, whereby all increases and decreases in costs related to the fiscal 2010 restructuring program are recorded to the restructuring charges line item in operating expenses in the period of the adjustment.

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

The following table summarizes the components of the fiscal 2009 restructuring program during the three months ended December 31, 2010:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of September 30, 2010	$12	$5	$17
Adjustments (1)	(1)	—	(1)
Cash payments	(4)	(1)	(5)
Impact of foreign currency fluctuations	—	1	1

Balance as of December 31, 2010	$7	$5	$12

(1)	Included in adjustments are changes in estimates, whereby all increases and decreases in costs related to the Fiscal 2009 restructuring program are recorded to the restructuring charges line item in operating expenses in the period of the adjustment.

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

The following table summarizes the components of this reserve during the three months ended December 31, 2010:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of September 30, 2010	$14	$34	$48
Cash payments	(5)	(1)	(6)
Impact of foreign currency fluctuations	1	—	1

Balance as of December 31, 2010	$10	$33	$43

7. Financing Arrangements

In connection with the Merger on October 26, 2007, the Company entered into the following borrowing arrangements with several financial institutions, which arrangements were amended December 18, 2009 in connection with the NES acquisition. Long-term debt under these borrowing arrangements consists of the following:

In millions	December 31, 2010	September 30, 2010
Senior secured term B-1 loans	$3,652	$3,662
Senior secured incremental term B-2 loans	742	732
9.75% senior unsecured cash pay notes due 2015	700	700
10.125%/10.875% senior unsecured PIK toggle notes due 2015	834	834

	5,928	5,928
Debt maturing within one year	(48)	(48)

Long-term debt	$5,880	$5,880

On February 11, 2011, the Company amended and extended its senior secured credit facility and issued senior secured notes. See Note 16, “Subsequent Events” to our unaudited consolidated financial statements for further details.

Senior Secured Credit Facility

Prior to February 11, 2011, the senior secured credit facility consisted of (a) a senior secured multi-currency revolver allowing for borrowings of up to $200 million, (b) a $3,800 million senior secured term loan (the “term B-1 loans”), which was drawn in full on the closing date of the Merger, and (c) a $1,000 million incremental senior secured term loan (the “incremental term B-2 loans”), which was drawn in full at an original issue discount of 20.0% on December 18, 2009. The senior secured multi-currency revolver includes borrowing capacity available for letters of credit and for short-term borrowings, referred to as swingline loans, and is available in euros in addition to dollars. Borrowings are guaranteed by Parent and substantially all of the Company’s U.S. subsidiaries. The facility is secured by substantially all assets of Parent, the Company and the subsidiary guarantors. As of December 31, 2010 there were no amounts outstanding under the senior secured multi-currency revolver.

In connection with the financing of the Acquisition, the Company received $800 million in exchange for incremental term B-2 loans payable with a face value of $1,000 million and detachable warrants to purchase 61.5 million shares of the Parent’s common stock. The incremental term B-2 loans accrued interest at a rate equal to, at Avaya’s option, either (1) a LIBOR rate (subject to a floor of 3.0%) plus a margin of 7.5%, or (2) a base rate (subject to a floor of 4.0%) plus a margin of 6.5%. Except with respect to interest rates, the incremental term B-2 loans have substantially the same terms as the existing term B-1 loans, including the maturity dates, security interests, amortization, covenants and events of default. The terms of the incremental term B-2 loans were negotiated and agreed during the spring of 2009 at the time Avaya submitted its stalking horse bid for the Acquisition, and based on the agreed terms in relation to the market conditions existing at the time, the discount from the face amount of the loans was determined. In addition to receiving payments of principal and interest, upon funding of their loans at the closing of the Acquisition, Avaya’s financing sources that committed to provide the incremental term B-2 loans in July 2009 in connection with Avaya’s proposal to purchase NES received an aggregate commitment fee of $16 million. Proceeds from the issuance of the incremental term B-2 loans and associated warrants, net of commitment fees and reimbursement of the creditors’ costs of $1 million, was $783 million.

In accordance with GAAP, the Company allocated the net proceeds received at closing of the Acquisition between debt and warrants based on their relative fair values. The estimated fair value of the incremental term B-2 loans on December 18, 2009 was $1,096 million and was estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rates for similar types of borrowing arrangements (e.g. a Level 2 Input). The warrants have a term of 10 years, have an exercise price of $3.25 per share and an aggregate estimated fair value of $114 million. The fair value of each warrant was determined utilizing the Cox-Ross-Rubinstein (“CRR”) binomial option pricing model under the following assumptions: estimated fair value of underlying stock of $3.00; expected term to exercise of 10 years; expected volatility of 48.8%; risk-free interest rate of 3.6%; and no dividend yield. The Company allocated the net cash proceeds of $783 million received to the incremental term B-2 loans and the warrants based on their relative fair values, or $709 million and $74 million, respectively. The difference between the carrying value of the incremental term B-2 loans as calculated and the $1,000 million face value of the incremental term B-2 loans at the date of issuance will be accreted over the term of the debt as interest expense using the effective interest rate method. At December 31, 2010, the incremental term B-2 loans had a carrying value of $742 million which included $45 million of accreted interest expense for the period December 18, 2009 through December 31, 2010.

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

The Company is required to make scheduled quarterly principal payments under the term B-1 loans, and was required to make scheduled quarterly principal payments under the incremental term B-2 loans, equal to 0.25%, or $12 million, of the original face value of the loans. As of December 31, 2010, the remaining face value after all principal payments to date of the term B-1 loans and the incremental term B-2 loans was $3,652 million and $988 million, respectively.

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

In accordance with its debt agreements, the Company was required to file a registration statement with the SEC to provide for the exchange of the senior unsecured notes for publicly registered securities having similar terms to the senior unsecured notes. The agreements provided that the Company use reasonable efforts to have such registration statement effective and the exchange offer completed prior to October 24, 2009 (the “Effectiveness Date”). In connection with the then pending acquisition of NES, SEC regulations required that the Company include in its registration statement certain audited financial statements of NES. The preparation of these financial statements was outside of the control of the Company and they were not available prior to the Effectiveness Date. Therefore, the registration statement could not be completed by the Effectiveness Date. The Company was required to pay additional interest on the senior unsecured notes at the rate of $0.05 per week per $1,000 principal amount for the first 90-day period immediately following the Effectiveness Date, and such rate was due to increase by an additional $0.05 per week per $1,000 principal amount with respect to each subsequent 90-day period until the exchange offer was completed, up to a maximum additional interest rate of $0.10 per week per $1,000 principal amount. Avaya’s Registration Statement on Form S- 4 was filed with the SEC on

December 23, 2009 and declared effective by the SEC on January 14, 2010. The Company subsequently completed the exchange offer on February 12, 2010. The additional interest expense associated with this debt of $1 million was expensed through September 30, 2009 when such additional interest became probable in accordance with GAAP.

For the periods May 1, 2009 through October 31, 2009 and November 1, 2009 through April 30, 2010, the Company elected to pay interest in kind on its senior PIK toggle notes. PIK interest of $41 million and $43 million was added, for these periods, respectively, to the principal amount of the senior unsecured notes effective November 1, 2009 and May 1, 2010, respectively, and will be payable when the senior unsecured notes become due. For the period of May 1, 2010 through October 31, 2010 and November 1, 2010 through April 30, 2011, the Company has elected to make such payments in cash interest.

Senior Secured Asset-Based Credit Facility

The Company’s senior secured multi-currency asset-based revolving credit facility allows for borrowings of up to $335 million, subject to availability under a borrowing base, of which $150 million may be in the form of letters of credit. The borrowing base at any time equals the sum of 85% of eligible accounts receivable plus 85% of the net orderly liquidation value of eligible inventory, subject to certain reserves and other adjustments. The Company and substantially all of its U.S. subsidiaries are borrowers under this facility, and borrowings are guaranteed by Parent, the Company and substantially all of the Company’s U.S. subsidiaries. The facility is secured by substantially all assets of Parent, the Company and the subsidiary guarantors. The senior secured multi-currency asset based revolving credit facility also provides the Company with the right to request up to $100 million of additional commitments under this facility. The principal amount outstanding under this facility is payable in full on October 26, 2013. At December 31, 2010 and September 30, 2010, there were no borrowings under this facility. At December 31, 2010 and September 30, 2010 there were $50 million and $53 million, respectively, of letters of credit issued in the ordinary course of business under the senior secured multi-currency revolver resulting in remaining availability of $207 million and $237 million, respectively.

As of December 31, 2010, the Company was not in default under its senior secured credit facility, the indenture governing its senior unsecured notes or its senior secured multi-currency asset-based revolving credit facility.

Capital Lease Obligations

Included in other liabilities is $24 million of capital lease obligations, primarily associated with an office facility assumed in the acquisition of NES.

8. Derivatives and Other Financial Instruments

Interest Rate Swaps

The Company uses interest rate swaps to manage the amount of its floating rate debt in order to reduce its exposure to variable rate interest payments associated with certain borrowings under the senior secured credit facility. The interest rate swaps are designated as cash flow hedges. The fair values of the interest rate swaps are reflected as an asset or liability in the Consolidated Balance Sheets, reported as a component of other comprehensive loss and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instrument representing hedge ineffectiveness are recognized in current earnings. The fair values of the interest rate swaps are estimated using non-binding market prices that are corroborated by observable market data, or discounted cash flow techniques.

The details of these swaps are as follows:

In millions	Effective Date	Maturity Date	Notional Amount	Floating Rate Received by Avaya	Fixed Rate Paid by Avaya
4-year swap	November 26, 2007	November 26, 2011	200	3-month LIBOR	4.485%
5-year swap	November 26, 2007	November 26, 2012	300	3-month LIBOR	4.591%

Notional amount—2007 swaps			500
3-year swap	August 26, 2010	August 26, 2013	750	3-month LIBOR	1.160%
3-year swap	August 26, 2010	August 26, 2013	750	3-month LIBOR	1.135%

Notional amount—2010 swaps			1,500

Notional amount—Total			$2,000

The following table summarizes the (gains) and losses of the interest rate contracts qualifying and designated as cash flow hedging instruments:

	Three months ended December 31 2010
In millions	2010	2009
(Gain) loss on interest rate swaps
Recognized in other comprehensive loss	$(22)	$(21)

Reclassified from accumulated other comprehensive loss into interest expense	$16	$24

Recognized in operations (ineffective portion)	$—	$—

The Company expects to reclassify approximately $30 million from accumulated other comprehensive loss into expense in the next twelve months related to the Company’s interest rate swaps based on the projected borrowing rates at December 31, 2010.

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

The gains and (losses) of the foreign currency forward contracts included in other income (expense), net were $8 million for the three months ended December 31, 2010 and 2009.

The following table summarizes the estimated fair value of derivatives:

In millions	December 31, 2010			September 30, 2010
Balance Sheet Location	Total	Foreign Currency Forward Contracts	Interest Rate Swaps	Total	Foreign Currency Forward Contracts	Interest Rate Swaps
Other current assets	$4	$4	$—	$5	$5	$—
Other current liabilities	(34)	(3)	(31)	(67)	(23)	(44)
Other non-current liabilities	(4)	—	(4)	(18)	—	(18)

Net (Liability) Asset	$(34)	$1	$(35)	$(80)	$(18)	$(62)

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

Asset and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and September 30, 2010 were as follows:

	December 31, 2010
	Fair Value Measurements Using
In millions	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Current Assets:
Foreign currency forward contracts	$4	$4	$—	$—

Other Non-Current Assets:
Investments	$10	$10	$—	$—

Other Current Liabilities:
Foreign currency forward contracts	$3	$3	$—	$—
Interest rate swaps	31	—	31	—

	$34	$3	$31	$—

Other Non-Current Liabilities:
Interest rate swaps	$4	$—	$4	$—

	September 30, 2010
	Fair Value Measurements Using
In millions	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Current Assets:
Foreign currency forward contracts	$5	$5	$—	$—

Other Non-Current Assets:
Investments	$10	$10	$—	$—

Other Current Liabilities:
Foreign currency forward contracts	$23	$23	$—	$—
Interest rate swaps	44	—	44	—

	$67	$23	$44	$—

Other Non-Current Liabilities:
Interest rate swaps	$18	$—	$18	$—

Interest Rate Swaps

Interest rate swaps classified as Level 2 liabilities are priced using non-binding market prices that are corroborated by observable market data, or discounted cash flow techniques. Significant inputs to the discounted cash flow model include projected future cash flows based on projected 3-month LIBOR rates, and the average margin for companies with similar credit ratings and similar maturities. These are classified as Level 2 as they are not actively traded and are valued using pricing models that use observable market inputs.

Fair Value of Financial Instruments

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximate carrying values because of the short-term nature of these instruments.

The estimated fair values of the amounts borrowed under the Company’s credit facilities and indenture at December 31, 2010 and September 30, 2010 are as follows:

	December 31, 2010		September 30, 2010
In millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior secured term B-1 loan	$3,652	$3,461	$3,662	$3,250
Senior secured incremental term B-2 loans	742	1,014	732	1,018
9.75% senior unsecured cash pay notes due 2015	700	705	700	665
10.125%/10.875% senior unsecured PIK toggle notes due 2015	834	857	834	792

Total	$5,928	$6,037	$5,928	$5,725

10. Income Taxes

The provision for income taxes for the three months ended December 31, 2010 and 2009 was $22 million and $3 million, respectively. The effective tax rate for the three months ended December 31, 2010 and 2009 was 13.9% and 2.2%, respectively, and differs from the U.S. Federal tax rate primarily due to the effect of taxable income in non-U.S. jurisdictions and due to the valuation allowance established against the Company’s U.S. deferred tax assets. The tax expense for the three months ended December 31, 2009 was partially offset by a $10 million reduction in the Company’s unrecognized tax benefits due to the settlement of a global tax issue plus the reversal of interest in the amount of $5 million.

11. Benefit Obligations

The Company sponsors non-contributory defined benefit pension plans covering a portion of its U.S. employees and retirees, and postretirement benefit plans covering certain U.S. retirees that include healthcare benefits and life insurance coverage. The Company froze benefit accruals and additional participation in the pension and postretirement plan for its U.S. management employees effective December 31, 2003.

Certain non-U.S. operations have various retirement benefit programs covering substantially all of their employees. Some of these programs are considered to be defined benefit pension plans for accounting purposes.

The components of the pension and postretirement net periodic benefit cost for the three months ended December 31, 2010 and 2009 are provided in the table below:

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits - U.S.
	Three months ended December 31,		Three months ended December 31,		Three months ended December 31,
In millions	2010	2009	2010	2009	2010	2009
Components of Net Periodic Benefit Cost
Service cost	$2	$2	$2	$2	$1	$1
Interest cost	38	40	6	6	8	10
Expected return on plan assets	(44)	(45)	—	—	(3)	(3)
Amortization of unrecognized prior service cost	—	—	—	—	1	1
Amortization of previously unrecognized net actuarial loss	16	8	—	—	—	—

Net periodic benefit cost	$12	$5	$8	$8	$7	$9

The Company’s general funding policy with respect to its U.S. qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations. For the three month period ended December 31, 2010, the Company made contributions of $3 million to satisfy minimum statutory funding requirements. Estimated payments to satisfy minimum statutory funding requirements for the remainder of fiscal 2011 are $69 million.

The Company provides certain pension benefits for U.S. employees, which are not pre-funded, and certain pension benefits for non-U.S. employees, the majority of which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed or premiums are paid. For the three month period ended December 31, 2010, the Company made payments for these U.S. and non-U.S. pension benefits totaling $2 million and $4 million, respectively. Estimated payments for these U.S. and non-U.S. pension benefits for the remainder of fiscal 2011 are $5 million and $20 million, respectively.

Effective May 24, 2009, the Company entered into a new three-year collective bargaining agreement (the “Agreement”) with the Communications Workers of America (“CWA”) and the International Brotherhood of Electrical Workers (“IBEW”). The Agreement affects the level of pension and postretirement benefits available to U.S. employees of the Company who are represented by the CWA or IBEW (“represented employees”). In compliance with the terms of the 2009 Agreement, the Company contributed $13 million during the three month period ended December 31, 2010. The Company expects to make contributions under the 2009 Agreement of $34 million for the remainder of fiscal 2011.

The Company also provides certain retiree medical benefits for U.S. employees that are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed. For the three month period ended December 31, 2010, the Company made payments totaling $4 million for these retiree medical benefits. Estimated payments for these retiree medical benefits for the remainder of fiscal 2011 are $11 million.

12. Share-based Compensation

The Sierra Holdings Corp. Amended and Restated 2007 Equity Incentive Plan (“2007 Plan”) governs the issuance of equity awards, including restricted stock units (“RSUs”) and stock options, to eligible plan participants. Key employees, directors, and consultants of the Company may be eligible to receive awards under the 2007 Plan. Each stock option, when vested and exercised, and each RSU, when vested, entitles the holder to receive one share of the Parent’s stock, subject to certain restrictions on their transfer and sale as defined in the 2007 Plan and the related award agreements. As of December 31, 2010, the Parent had authorized the issuance of up to 49,848,157 shares of its stock under the 2007 Plan, in addition to 2,924,125 shares underlying certain continuation awards that were permitted to be issued at the time of the Merger. There remained 5,655,204 shares available for grant under the 2007 Plan as of December 31, 2010.

Option Awards

During the three months ended December 31, 2010, the Company granted 1,244,750 time-based and 670,250 multiple-of-money options in the ordinary course of business. All of the options have an exercise price of $3.00 per share and expire ten years from the date of grant or upon cessation of employment, in which event there are limited exercise provisions allowed for vested options.

Time-based options granted during the three months ended December 31, 2010 vest over their performance periods, generally four years. Compensation expense equal to the fair value of the option measured on the grant date is recognized utilizing graded attribution over the requisite service period.

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

For the three months ended December 31, 2010 and 2009, the Company recognized share-based compensation associated with options issued under the 2007 Plan of $3 million and $6 million, respectively, which is included in costs and operating expenses.

Restricted Stock Units

The Company has “RSUs” which represent the right to receive one share of the Parent’s stock when fully vested. The fair value of the RSUs is estimated by the Board of Directors on the respective dates of grant.

During the three months ended December 31, 2010, the Company awarded 50,000 RSUs in the ordinary course of business. The fair market value (as defined in the 2007 Plan) of these awards at the date of grant was $3.00 per share. These awards vest 50% on each of the first and second anniversaries of the grant date.

At December 31, 2010, there were 1,305,000 awarded RSUs outstanding under the 2007 Plan, of which 570,000 were fully vested. For each of the three months ended December 31 2010 and 2009, the Company recognized share-based compensation associated with RSUs granted under the 2007 Plan of less than $1 million.

13. Reportable Segments

Avaya conducts its business operations in three segments. Two of those segments, Global Communications Solutions (“GCS”) and Data Networking (“Data”), make up Avaya’s product portfolio. The third segment contains Avaya’s services portfolio and is called Avaya Global Services (“AGS”).

The Company acquired its Data business as part of the acquisition of NES on December 18, 2009 and, prior to the fourth quarter of fiscal 2010, included the results of the Data business within the reported results of the GCS segment. During the fourth quarter of fiscal 2010, the Company changed the manner in which it organizes and reports its segments to present the Data business as a separate reportable segment and no longer includes its results as a part of the GCS segment. To be consistent with this reporting structure, the revenues and gross margins of the Data business for the period December 18, 2009 through December 31, 2009 have been reclassified from the GCS segment to the Data segment.

The GCS segment primarily develops, markets, and sells unified communications and contact center solutions by integrating multiple forms of communications, including telephone, e-mail, instant messaging and video. Avaya’s Data segment’s portfolio of products offers integrated networking solutions which are scalable across customer enterprises. The AGS segment develops, markets and sells comprehensive end-to-end global service offerings that allow customers to evaluate, plan, design, implement, monitor, manage and optimize complex enterprise communications networks.

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

Summarized financial information relating to the Company’s reportable segments is shown in the following table:

	Three months ended December 31,
In millions	2010	2009
REVENUE
Global Communications Solutions	$644	$501
Data Networking	79	14
Avaya Global Services	645	547
Unallocated Amounts (1)	(2)	(2)

	$1,366	$1,060

GROSS MARGIN
Global Communications Solutions	$357	$288
Data Networking	32	8
Avaya Global Services	303	281
Unallocated Amounts (1)	(73)	(67)

	619	510
OPERATING EXPENSES
Selling, general and administrative	461	366
Research and development	115	81
Amortization of intangible assets	56	50
Impairment of long-lived assets	—	16
Restructuring charges, net	22	15
Acquisition-related costs	4	17

	658	545

OPERATING LOSS	(39)	(35)
INTEREST EXPENSE AND OTHER INCOME, NET	(119)	(98)

LOSS BEFORE INCOME TAXES	$(158)	$(133)

(1)	Unallocated Amounts in Gross Margin include the amortization of technology intangible assets that are not identified with a specific segment. Unallocated Amounts in Revenue and Gross Margin also include the impacts of certain fair value adjustments recorded in purchase accounting in connection with the Merger.

Property, plant and equipment, net by geographic area is as follows:

	December 31,	September 30,
In millions	2010	2010
North America:
U.S.	$288	$296
Canada	13	13

Total North America	301	309
Outside North America:
Germany	70	75
EMEA (excluding Germany)	25	26

Total EMEA	95	101
APAC—Asia Pacific	30	31
CALA—Central and Latin America	8	9

Total outside North America	133	141

Total	$434	$450

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

Government Subpoenas

On May 3, 2005, the Company received a subpoena from the Office of Inspector General, U.S. General Services Administration, relating to a federal investigation of the Company’s billing for telecommunications equipment and maintenance services. The subpoena requests records from the period January 1, 1990 to the date of the subpoena. The Company has cooperated with the government and has produced information in response to the subpoena. The Company believes that it has valid defenses to the government’s claims and that the government’s assumptions underlying its claims of improper billing are inaccurate. Nonetheless, the Company has cooperated with the government in an effort to resolve this matter. In January 2011, the Company executed a settlement agreement to resolve this matter, as well as ancillary state matters, for approximately $16 million, including legal fees for plaintiffs’ lawyers.

Antitrust Litigation

In 2006, the Company instituted an action in the U.S. District Court, District of New Jersey, against defendants Telecom Labs, Inc., TeamTLI.com Corp. and Continuant Technologies, Inc. and subsequently amended its complaint to include certain individual officers of these companies as defendants. Defendants purportedly provide maintenance services to customers who have purchased or leased the Company’s communications equipment. The Company asserts in its amended complaint that, among other things, defendants, or each of them, have engaged in tortious conduct and/or violated federal intellectual property laws by improperly accessing and utilizing the Company’s proprietary software, including passwords, logins and maintenance service permissions, to perform certain maintenance services on the Company’s customers’ equipment. Defendants have filed a counterclaim against the Company, alleging a number of tort claims and alleging that the Company has violated the Sherman Act’s prohibitions against anticompetitive conduct through the manner in which the Company sells its products and services. The Company filed a motion to dismiss the federal anticompetitive claims, which the court granted in part and denied in part. Defendants filed a motion to dismiss the Company’s claims to the extent they assert violations of the federal Digital Millennium Copyright Act. The court denied Defendants’ motion in its entirety. Defendants also filed a motion to amend their complaint, which was denied in part and affirmed in part. The parties have engaged in extensive discovery and motion practice to, among other things, amend pleadings and compel and oppose discovery requests. A trial date has been set for September 2011. At this point in the proceeding, discovery on the Company’s claims and the defendants’ surviving counter-claims continues. Therefore, at this time an outcome cannot be predicted and, as a result, the Company cannot be assured that this case will not have a material adverse effect on the manner in which it does business, its financial position, results of operations or cash flows.

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

In August 2009, Klausner Technologies, Inc. filed a complaint for patent infringement against the Company and several other corporations in the Eastern District of Texas alleging infringement of its patent with respect to visual voicemail. The complaint as filed sought to recover for alleged reasonable royalties, attorneys’ fees and enhanced damages. In February 2011, the Company and the plaintiff tentatively agreed to settle this matter without the Company admitting wrongdoing. The amount of the tentative settlement is not material to the consolidated financial statements.

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

In November 2010, Gemini IP, LLC filed a complaint for patent infringement against the Company and numerous other corporations in the Eastern District of Texas, alleging infringement of a patent with respect to remote based customer service. It seeks to recover for alleged reasonable royalties and attorneys’ fees. The Company’s answer to the complaint was filed in January 2011. This matter is in its very early stages, and at this time the Company cannot determine if this matter will have an effect on its business or, if it does, whether its outcome will have a material adverse effect on its financial position, results of operations or cash flows.

In May 2010, Microlog Corp. filed a complaint for patent infringement against customers of the Company and numerous other corporations in the Eastern District of Texas, alleging infringement of a patent with respect to multi-media contact center technology and software. It seeks to recover for alleged reasonable royalties. In January 2011, the Company accepted defense and indemnification on behalf of one of its customers. This matter is in its very early stages, and at this time the Company cannot determine if this matter will have an effect on its business or, if it does, whether its outcome will have a material adverse effect on its financial position, results of operations or cash flows.

Other

In October 2009, a former supplier in France, Combel, made a claim for improper termination of the Company’s relationship under French law seeking damages of at least €10 million and a provisional (interim) indemnity by the Company of €5 million. The Company disputes that Combel is entitled to any such damages and that it has not improperly terminated the relationship. In December 2010, the court rejected all claims of Combel based on the allegedly improper termination of the commercial relationship and only a claim with respect to the buyback of inventory remains open. To assess the value of the remaining inventory, the court appointed an expert. The next hearing is scheduled in March 2011 for review. Combel has one month from the date that the decision of the Court is served upon the Company to appeal. An outcome cannot be predicted and, as a result, the Company cannot be assured that this case will not have a material adverse effect on its financial position, results of operations or cash flows.

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

In October 2009, a group of 85 former employees of Avaya’s former Shreveport, Louisiana manufacturing facility brought suit in Louisiana state court, naming as defendants Alcatel-Lucent USA, Inc., Lucent Technologies Services Company, Inc., and AT&T Technologies, Inc. The former employees allege hearing loss due to hazardous noise exposure from the facility dating back over forty years, and stipulate that the total amount of each individual’s damages does not exceed fifty thousand dollars. In February 2010 plaintiffs amended their complaint and added an additional 10 former employees as plaintiffs, raising the total number of plaintiffs to 95, and added Avaya Inc. as a named defendant. In April 2010, plaintiffs sought leave of court to add an additional 10 plaintiffs. This matter is in the early phases of discovery. The Company cannot determine if this matter will have an effect on our business, or, if it does, whether its outcome will have a material adverse effect on our financial position, results of operations or cash flows.

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

In millions
Balance as of September 30, 2010	$45
Reductions for payments and costs to satisfy claims	(13)
Accruals for warranties issued during the period	6
Adjustments	(2)

Balance as of December 31, 2010	$36

The Company provides indemnifications of varying scope to certain customers against claims of intellectual property infringement made by third parties arising from the use of Avaya’s products. Except as set forth above, the Company has not incurred any losses as a result of such obligations and it has not accrued any liabilities related to such indemnifications.

Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements

Letters of Credit

The Company has uncommitted credit facilities that vary in term totaling $50 million as of December 31, 2010 for the purpose of obtaining third party financial guarantees such as letters of credit which ensure the Company’s performance or payment to third parties. As of December 31, 2010, the Company had outstanding an aggregate of $100 million in irrevocable letters of credit under its committed and uncommitted credit facilities (including $50 million under its $535 million committed credit facilities).

Surety Bonds

The Company arranges for the issuance of various types of surety bonds, such as license, permit, bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. These bonds vary in duration although most are issued and outstanding from nine months to three years. These bonds are backed by $12 million of the Company’s letters of credit. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $36 million as of December 31, 2010.

Purchase Commitments and Termination Fees

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and to help assure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that allow them to produce and procure inventory based upon forecasted requirements provided by the Company. If the Company does not meet these specified purchase commitments, it could be required to purchase the inventory, or in the case of certain agreements, pay an early termination fee. As of December 31, 2010, the maximum potential payment under these commitments was approximately $124 million. Historically, the Company has not been required to pay a charge for not meeting its designated purchase commitments with these suppliers.

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

Product Financing Arrangements

The Company sells products to various resellers that may obtain financing from certain unaffiliated third-party lending institutions. For the Company’s product financing arrangement with resellers outside the U.S., in the event participating resellers default on their payment obligations to the lending institution, the Company is obligated under certain circumstances to guarantee repayment to the lending institution. The repayment amount fluctuates with the level of product financing activity. The guaranteed repayment amount was approximately $2 million as of December 31, 2010. The Company reviews and sets the maximum credit limit for each reseller participating in this financing arrangement. Historically, there have not been any guarantee repayments by the Company. The Company has estimated the fair value of this guarantee as of December 31, 2010, and has determined that it is not significant. There can be no assurance that the Company will not be obligated to repurchase inventory under this arrangement in the future.

Long-Term Cash Incentive Plan

The Parent has established a long-term incentive cash bonus plan (“LTIP”). Under the LTIP, the Parent will make cash awards available to compensate certain key employees upon the achievement of defined returns on the Sponsors’ initial investment in the Parent (a “triggering event”). The Parent has issued LTIP awards covering a total of $60 million, of which $42 million in awards were outstanding as of December 31, 2010. Compensation expense relative to the LTIP awards will be recognized upon the occurrence of a triggering event (e.g., a sale or initial public offering). As of December 31, 2010, no compensation expense associated with the LTIP has been recognized.

Performance Guarantee

In connection with the sales of certain businesses, the Company has assigned its rights and obligations under several real estate leases to the acquiring companies (the “assignees”). The remaining terms of these leases vary from one year to four years. While the Company is no longer the primary obligor under these leases, the lessors have not completely released the Company from its obligations, and hold it secondarily liable in the event that the assignees default on these leases. The maximum potential future payments the Company could be required to make, if all of the assignees were to default as of December 31, 2010, would be approximately $4 million. The Company has assessed the probability of default by the assignees and has determined it to be remote.

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

15. Guarantor—Non Guarantor financial information

The senior secured credit facility and senior unsecured cash pay and PIK toggle notes are jointly and severally, fully and unconditionally guaranteed subject to certain conditions by Avaya Inc. and all wholly owned U.S. subsidiaries of the Company (with certain agreed-upon exceptions) (collectively, the “Guarantors”). Each of the Guarantors is 100% owned, directly or indirectly, by Avaya Inc. None of the other subsidiaries of Avaya Inc., either directly or indirectly, guarantees the senior secured credit facility or the senior unsecured cash pay or PIK toggle notes (“Non-Guarantors”). Avaya Inc. also unconditionally guarantees the senior secured asset-based credit facility described in Note 7, “Financing Arrangements.” In addition, all of Avaya Inc.’s wholly owned U.S. subsidiaries (with certain agreed-upon exceptions) act as co-borrowers and co-guarantors under the senior secured asset-based credit facility.

The following tables present the financial position, results of operations and cash flows of Avaya Inc. (“Parent”), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations as of December 31, 2010 and 2009, and for the three months ended December 31, 2010 and 2009 to arrive at the information for Avaya Inc. on a consolidated basis.

Supplemental Condensed Consolidating Schedule of Operations

	Three months ended December 31, 2010
In millions	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$746	$110	$611	$(101)	$1,366

COST	424	98	326	(101)	747

GROSS MARGIN	322	12	285	—	619

OPERATING EXPENSES
Selling, general and administrative	208	23	230	—	461
Research and development	69	3	43	—	115
Amortization of intangible assets	51	1	4	—	56
Restructuring charges, net	7	—	15	—	22
Acquistion-related costs	1	—	3	—	4

	336	27	295	—	658

OPERATING INCOME (LOSS)	(14)	(15)	(10)	—	(39)

Interest expense	(123)	(5)	—	1	(127)
Other income, net	(5)	1	13	(1)	8

(LOSS) INCOME BEFORE INCOME TAXES	(142)	(19)	3	—	(158)

Provision for income taxes	6	—	16	—	22
Equity in net loss of consolidated subsidiaries	(32)	—	—	32	—

NET LOSS	(180)	(19)	(13)	32	(180)

Less net income attributable to noncontrolling interests	—	—	—	—	—

NET LOSS ATTRIBUTABLE TO AVAYA INC.	$(180)	$(19)	$(13)	$32	$(180)

Supplemental Condensed Consolidating Schedule of Operations

	Three months ended December 31, 2009
In millions	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$584	$34	$510	$(68)	$1,060

COST	346	16	256	(68)	550

GROSS MARGIN	238	18	254	—	510

OPERATING EXPENSES
Selling, general and administrative	151	10	205	—	366
Research and development	46	3	32	—	81
Amortization of intangible assets	50	—	—	—	50
Impairment of long-lived assets	7	—	9	—	16
Restructuring charges, net	7	—	8	—	15
Acquistion-related costs	17	—	—	—	17

	278	13	254	—	545

OPERATING (LOSS) INCOME	(40)	5	—	—	(35)

Interest expense	(98)	(4)	—	—	(102)
Other income, net	2	—	2	—	4

(LOSS) INCOME BEFORE INCOME TAXES	(136)	1	2	—	(133)

Provision for income taxes	3	—	—	—	3
Equity in net income of consolidated subsidiaries	2	—	—	(2)	—

NET (LOSS) INCOME	(137)	1	2	(2)	(136)

Less net income attributable to noncontrolling interests	—	—	1	—	1

NET (LOSS) INCOME ATTRIBUTABLE TO AVAYA INC.	$(137)	$1	$1	$(2)	$(137)

Supplemental Condensed Consolidating Balance Sheet

	December 31, 2010
In millions	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$191	$36	$233	$—	$460
Accounts receivable, net-external	283	42	410	—	735
Accounts receivable-internal	536	185	65	(786)	—
Inventory	127	15	118	—	260
Deferred income taxes, net	—	—	4	—	4
Other current assets	104	92	102	—	298
Internal notes receivable, current	1,518	89	(18)	(1,589)	—

TOTAL CURRENT ASSETS	2,759	459	914	(2,375)	1,757

Property, plant and equipment, net	259	30	145	—	434
Deferred income taxes, net	—	—	22	—	22
Intangible assets, net	2,196	38	247	—	2,481
Goodwill	4,075	—	—	—	4,075
Other assets	167	10	41	—	218
Investment in consolidated subsidiaries	(1,564)	7	24	1,533	—

TOTAL ASSETS	$7,892	$544	$1,393	$(842)	$8,987

LIABILITIES
Current liabilities:
Debt maturing within one year-external	$48	$—	$—	$—	$48
Debt maturing within one year-internal	90	363	1,136	(1,589)	—
Accounts payable-external	292	28	186	—	506
Accounts payable-internal	155	220	411	(786)	—
Payroll and benefit obligations	127	12	138	—	277
Deferred revenue	550	36	77	—	663
Business restructuring reserve, current portion	25	4	71	—	100
Other current liabilities	220	4	99	—	323

TOTAL CURRENT LIABILITIES	1,507	667	2,118	(2,375)	1,917

Long-term debt	5,880	—	—	—	5,880
Benefit obligations	1,796	—	458	—	2,254
Deferred income taxes, net	157	—	1	—	158
Business restructuring reserve, non-current portion	22	3	25	—	50
Other liabilities	102	23	175	—	300

TOTAL NON-CURRENT LIABILITIES	7,957	26	659	—	8,642

TOTAL STOCKHOLDER’S DEFICIENCY	(1,572)	(149)	(1,384)	1,533	(1,572)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$7,892	$544	$1,393	$(842)	$8,987

Supplemental Condensed Consolidating Balance Sheet

	September 30, 2010
In millions	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$348	$26	$205	$—	$579
Accounts receivable, net-external	326	46	420	—	792
Accounts receivable-internal	530	184	67	(781)	—
Inventory	108	15	111	—	234
Deferred income taxes, net	—	—	3	—	3
Other current assets	95	80	101	—	276
Internal notes receivable, current	1,423	89	(16)	(1,496)	—

TOTAL CURRENT ASSETS	2,830	440	891	(2,277)	1,884
Property, plant and equipment, net	266	31	153	—	450
Deferred income taxes, net	—	—	22	—	22
Intangible assets, net	2,300	39	264	—	2,603
Goodwill	4,075	—	—	—	4,075
Other assets	178	8	41	—	227
Investment in consolidated subsidiaries	(1,527)	7	23	1,497	—

TOTAL ASSETS	$8,122	$525	$1,394	$(780)	$9,261

LIABILITIES
Current liabilities:
Debt maturing within one year-external	$48	$—	$—	$—	$48
Debt maturing within one year-internal	92	355	1,049	(1,496)	—
Accounts payable-external	252	30	182	—	464
Accounts payable-internal	155	181	445	(781)	—
Payroll and benefit obligations	145	20	146	—	311
Deferred revenue	548	32	70	—	650
Business restructuring reserve, current portion	26	4	83	—	113
Other current liabilities	296	5	129	—	430

TOTAL CURRENT LIABILITIES	1,562	627	2,104	(2,277)	2,016

Long-term debt	5,880	—	—	—	5,880
Benefit obligations	1,814	—	461	—	2,275
Deferred income taxes, net	153	—	1	—	154
Business restructuring reserve, non-current portion	25	4	23	—	52
Other liabilities	116	23	173	—	312

TOTAL NON-CURRENT LIABILITIES	7,988	27	658	—	8,673

TOTAL STOCKHOLDER’S DEFICIENCY	(1,428)	(129)	(1,368)	1,497	(1,428)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$8,122	$525	$1,394	$(780)	$9,261

Supplemental Condensed Consolidating Schedule of Cash Flows

	Three months ended December 31, 2010
In millions	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net loss	$(180)	$(19)	$(13)	$32	$(180)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities	159	3	21	—	183
Changes in operating assets and liabilities	(49)	19	(60)	—	(90)
Investment in consolidated subsidiaries	32	—	—	(32)	—

NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(38)	3	(52)	—	(87)

INVESTING ACTIVITIES:
Capital expenditures	(9)	—	(9)	—	(18)
Capitalized software development costs	(7)	(1)	—	—	(8)
Return of funds held in escrow from the NES acquisition	6	—	—	—	6
Proceeds from sale of long-lived assets	—	—	1	—	1

NET CASH USED FOR INVESTING ACTIVITIES	(10)	(1)	(8)	—	(19)

FINANCING ACTIVITIES:
Repayment of long-term debt	(12)	—	—	—	(12)
Net (repayments) borrowings of intercompany debt	(97)	8	89	—	—

NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(109)	8	89	—	(12)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(157)	10	28	—	(119)
Cash and cash equivalents at beginning of period	348	26	205	—	579

Cash and cash equivalents at end of period	$191	$36	$233	$—	$460

Supplemental Condensed Consolidating Schedule of Cash Flows

	Three months ended December 31, 2009
In millions	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net (loss) income	$(137)	$1	$2	$(2)	$(136)
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities	169	1	51	—	221
Changes in operating assets and liabilities	(38)	(1)	(9)	—	(48)
Investment in consolidated subsidiaries	(2)	—	—	2	—

NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(8)	1	44	—	37

INVESTING ACTIVITIES:
Capital expenditures	(8)	—	(7)	—	(15)
Capitalized software development costs	(7)	—	(1)	—	(8)
Acquisition of NES, net of cash acquired	(835)	38	(8)	—	(805)
Proceeds from sale of long-lived assets	7	—	—	—	7
Purchase of securities available for sale	—	—	(2)	—	(2)

NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(843)	38	(18)	—	(823)

FINANCING ACTIVITIES:
Net proceeds from incremental B-2 term loans and warrants	783	—	—	—	783
Capital contribution from Parent	125	—	—	—	125
Debt issuance costs	(5)	—	—	—	(5)
Repayment of long-term debt	(12)	—	—	—	(12)

NET CASH PROVIDED BY FINANCING ACTIVITIES	891	—	—	—	891

Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)

NET INCREASE IN CASH AND CASH EQUIVALENTS	40	39	23	—	102
Cash and cash equivalents at beginning of period	376	2	189	—	567

Cash and cash equivalents at end of period	$416	$41	$212	$—	$669

16. Subsequent Events

Acquisition of Konftel AB

On January 3, 2011 the Company acquired all outstanding shares of Konftel AB (“Konftel”), for $15 million in cash consideration, subject to a working capital adjustment. Konftel is a Swedish-based vendor of conference room terminals, offering analog, internet protocol, soft, cellular, and session initiation protocol terminals. The acquisition will be accounted for in accordance with the acquisition method, which requires an allocation of the purchase price of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition.

Debt Refinancing

Senior Secured Credit Facility

On February 11, 2011, the Company amended and restated the senior secured credit facility to reflect modifications to certain provisions thereof. The modified terms of the senior secured credit facility include (1) an extension of the maturity of a portion of the senior secured term B-1 loans representing outstanding principal amounts of $2.2 billion from October 26, 2014 to October 26, 2017 (potentially springing to July 26, 2015, under the circumstances described below) by converting such loans into a new tranche of senior secured B-3 loans; (2) permission, at the election of the Company, to apply prepayments of term loans to the senior secured incremental term B-2 loans prior to the senior secured term B-1 loans and senior secured term B-3 loans and thereafter to the class of term loans with the next earliest maturity; (3) permission to issue indebtedness (including the senior secured notes referred to below) to refinance a portion of the term loans under the senior secured credit facility and to secure such indebtedness (including the senior secured notes) on a pari passu basis with the obligations under the senior secured credit facility, (4) permission for future refinancing of the term loans under the senior secured credit facility, and (5) permission for future extensions of the term loans and revolving credit commitments (including, in the case of the revolving credit commitments, by obtaining new revolving credit commitments) under the senior secured credit facility.

The new tranche of senior secured term B-3 loans bears interest at a rate per annum equal to either a base rate or a LIBOR rate, in each case plus an applicable margin. The base rate is determined by reference to the higher of (1) the prime rate of Citibank, N.A. and (2) the federal funds effective rate plus  1/2 of 1%. The applicable margin for borrowings of senior secured term B-3 loans is 3.50% per annum with respect to base rate borrowings and 4.50% per annum with respect to LIBOR borrowings. No changes were made to the maturity date or interest rates payable with respect to non-extended term B-1 loans.

The maturity of the senior secured term B-3 loans will automatically become due July 26, 2015 unless (i) the total net leverage ratio as tested on that date based upon the most recent financial statements provided to the lenders under the senior secured credit facility is no greater than 5.0 to 1.0 or (ii) on or prior to such date, either (x) an initial public offering of the Company shall have occurred or (y) at least $750 million in aggregate principal amount of the Company’s senior unsecured cash-pay notes and/or senior unsecured PIK toggle notes have been repaid or refinanced or their maturity has been extended to a date no earlier than 91 days after October 26, 2017.

Senior Secured Notes

On February 11, 2011, the Company completed a private placement of $1,009 million of senior secured notes. The senior secured notes were sold pursuant to a Purchase Agreement, dated February 8, 2011, between the Company, certain of its subsidiaries, as guarantors, and Morgan Stanley & Co. Incorporated, on behalf of itself and the other initial purchasers identified therein. The senior secured notes were issued at par, bear interest at a rate of 7% per annum and mature on April 1, 2019. The senior secured notes were sold through a private placement to qualified institutional buyers pursuant to Rule 144A (and outside the United States in reliance on Regulation S) under the Securities Act of 1933, as amended (the “Securities Act”). The senior secured notes have not been, and will not be, registered under the Securities Act or applicable state securities laws and may not be offered or sold absent registration under the Securities Act or applicable state securities laws or applicable exemptions from registration requirements.

The Purchase Agreement contains customary representations, warranties and agreements by the Company and indemnification provisions whereby the Company and the guarantors, on one hand, and the initial purchasers, on the other, have agreed to indemnify each other against certain liabilities.

The proceeds from the notes were used to repay in full the senior secured incremental term B-2 loans outstanding under the Company’s senior secured credit facility (representing $988 million in aggregate principal amount and $12 million in accrued and unpaid interest) and to pay related fees and expenses.

The Company may redeem the senior secured notes commencing April 1, 2015 at 103.5% of the principal amount redeemed, which decreases to 101.75% on April 1, 2016 and to 100% on or after April 1, 2017. The Company may redeem all or part of the notes at any time prior to April 1, 2015 at 100% of the principal amount redeemed plus a “make-whole” premium. In addition, the Company may redeem up to 35% of the original aggregate principal balance of the senior secured notes at any time prior to April 1, 2014 with the net proceeds of certain equity offerings at 107% of the aggregate principal amount of senior secured notes redeemed. Upon the occurrence of specific kinds of changes of control, the Company will be required to make an offer to purchase the senior secured notes at 101% of their principal amount. If the Company or any of its restricted subsidiaries engages in certain asset sales, under certain circumstances the Company will be required to use the net proceeds to make an offer to purchase the senior secured notes at 100% of their principal amount.

Substantially all of the Company’s U.S. 100%-owned subsidiaries are guarantors of the senior secured notes. The facility is secured by substantially all of the assets of the Company and the subsidiary guarantors. The notes and the guarantees are secured equally and ratably (other than with respect to real estate) with the senior secured credit facility and any future first lien obligations by (i) a first-priority lien on substantially all of the Company’s and the guarantors’ assets, other than (x) any real estate and (y) collateral that secures the senior secured multi-currency asset based revolving credit facility on a first-priority basis (the “ABL Priority Collateral”), and (ii) a second-priority lien on the ABL Priority Collateral, subject to certain limited exceptions.

The indenture governing our senior secured notes contains a number of covenants, that, among other things and subject to certain exceptions, restrict the Company’s ability and the ability of certain of its subsidiaries to: (a) incur or guarantee additional debt and issue or sell certain preferred stock; (b) pay dividends on, redeem or repurchase the Company’s capital stock; (c) make certain acquisitions or investments; (d) incur or assume certain liens; (e) enter into transactions with affiliates; (f) merge or consolidate with another company; (g) transfer or otherwise dispose of assets; (h) redeem subordinated debt; (i) incur obligations that restrict the ability of the Company’s subsidiaries to make dividends or other payments to us; and (j) create or designate unrestricted subsidiaries. It also contains customary affirmative covenants and provides for events of default which, if certain of them occur, would permit the trustee or the holders of at least 30% in principal amount of the then total outstanding senior secured notes to declare the principal, premium, if any, interest and any other monetary obligations on all the then outstanding senior secured notes to be due and payable immediately.

As described in Note 7 “Financing Arrangements,” funds affiliated with Silver Lake and TPG were holders of incremental term B-2 loans. Similar to other holders of senior secured incremental term B-2 loans, those senior secured incremental term B-2 loans held by TPG and Silver Lake were repaid in connection with the issuance of the senior secured notes.

The accounting for the debt refinancing is not complete at this time. However, the Company expects to recognize a loss upon extinguishment of the senior secured incremental term B-2 loans primarily due to the unamortized discount to the face value of the debt, which was $246 million at December 31, 2010.

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

Our accompanying unaudited interim consolidated financial statements as of December 31, 2010 and for the three months ended December 31, 2010 and 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the rules and regulations of the United States Securities and Exchange Commission, or the SEC, for interim financial statements, and should be read in conjunction with our consolidated financial statements and other financial information for the fiscal year ended September 30, 2010, which were included in our Annual Report on Form 10-K filed with the SEC on December 7, 2010. In our opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated.

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

Acquisition of the Enterprise Solutions Business of Nortel Network Corporation

On December 18, 2009, Avaya acquired certain assets and assumed certain liabilities of the enterprise solutions business (“NES”) of Nortel Networks Corporation (“Nortel”), including all the shares of Nortel Government Solutions Incorporated, for $943 million in cash consideration. The Company and Nortel were required to determine the final purchase price post-closing based upon the various purchase price adjustments included in the acquisition agreements. During the first quarter of fiscal 2011, the Company and Nortel agreed on a final purchase price of $933 million, and we received $6 million, representing all remaining amounts due to Avaya from funds held in escrow. The terms of the acquisition do not include any significant contingent consideration arrangements. The acquisition of NES expands Avaya’s technology portfolio, enhances its customer base, broadens its indirect sales channel, and provides greater ability to compete globally. Please refer to Note 3, “Business Combinations and Other Transactions,” to our unaudited interim consolidated financial statements for further details.

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

We believe we are well-positioned to deliver strategic value through the development, deployment and management of applications across multi-vendor, multi-location and multi-modal businesses. The Company’s Avaya Aura® architecture simplifies complex communications networks, reduces infrastructure costs and delivers voice, video, messaging, presence, web applications and more to users. Using that architecture, organizations are able to develop and deploy communications applications just once because the architecture allows every user access to any application no matter where they are or what communications device or network they use. These develop-once, extend-anywhere applications and vendor- and premise-agnostic capabilities come on a simple, scalable, secure infrastructure. This helps enterprises to simultaneously reduce costs and increase user productivity and choice.

We recently unveiled the Avaya Flare™ Experience, a family of real-time, enterprise video communications and collaboration products and services. The Avaya Flare™ Experience helps break down the barriers between today’s communications and collaboration tools with a distinctive user interface for quick, easy access to desktop voice and video, social media, presence and instant messaging, audio/video/web conferencing, a consolidated view of multiple directories, context history and more. These capabilities deliver a simpler, more compelling experience to end-users using video, voice and text.

As discussed in Note 16, “Subsequent Events,” to our unaudited interim consolidated financial statements, we have acquired Konftel AB (“Konftel”) a Swedish-based provider of high-definition audio collaboration devices that includes desktop conference units, conference room systems, and large auditorium implementations. The Konftel portfolio offers OmniSound’s® sound quality on multiple communications standards, complementing Avaya’s leadership in Session Initiation Protocol-based endpoints. In addition to acquiring Konftel’s product line, we intend to leverage Konftel’s technology to enhance our multi-modal technologies and user experiences to deliver innovative and differentiated capabilities that reach across Avaya’s platforms, creating common, scalable solutions with streamlined management, compelling economics and an enhanced experience.

Contact Centers

We are a global leader in the contact center market and offer highly reliable, scalable communications solutions that can improve customer service and help companies compete more effectively. The Avaya Aura® Contact 2 Center Suite is designed to enable end-to-end experience management. The components of the suite are organized in three categories: Assisted Experience Management, Automated Experience Management, and Performance Management. The Assisted and Automated Experience categories include multi-channel intelligent routing, self-service and proactive contact applications that help drive effective communications and transactions with customers via voice, email, web chat, SMS, or social media. The Performance Management category includes Avaya’s analytics, reporting and workforce optimization platforms, Avaya Call Management System and Avaya IQ that provide companies with detailed customer information that helps to improve profitability and customer retention.

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

Services

AGS evaluates, plans, designs, implements, supports, manages and optimizes enterprise communications networks to help customers achieve enhanced business results. The Company’s services portfolio includes product support, integration and professional and managed services that enable customers to optimize and manage their converged communications networks worldwide supported by patented design and management tools and network operations and technical support centers around the world.

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

Financial Results Summary

Our revenues for the three months ended December 31, 2010 increased 29% as compared to the three months of the corresponding period in the prior year, primarily as a result of the contributions by the NES business. The operation of the NES business was for the entire quarter ended December 31, 2010 as compared to the quarter ended December 31, 2009, which included the results for NES for only the period of December 19, 2009 through December 31, 2009. The increase in revenues provided by the NES business was partially offset by lower revenues from Avaya’s previously existing customer base that is attributable to the global economy and cautious spending by customers. Revenue increased sequentially as compared to $1,348 million for the three months ended September 30, 2010.

We incurred operating losses for the three months ended December 31, 2010 and 2009 of $39 million and $35 million, respectively. Matters affecting the comparability of our first quarter operating results for fiscal 2011 and 2010 include, among other things:

•

an increase in revenue and gross margin associated with the operation of the NES business for the entire quarter ended December 31, 2010 as compared to results for the quarter ended December 31, 2009, which included the NES business for only the period of December 19, 2009 through December 31, 2009; and

•

an increase in selling, general and administrative (“SG&A”) and research and development (“R&D”) expenses associated with the operations of the NES business for the entire quarter ended December 31, 2010 as compared to results for the quarter ended December 31, 2009, which included the NES business for only the period of December 19, 2009 through December 31, 2009, partially offset by expense savings associated with cost control initiatives and the transition of resources to lower-cost geographies.

Our net loss for the three months ended December 31, 2010 and 2009 was $180 million and $136 million, respectively. The increase in our net loss is primarily attributable to the incremental interest expense associated with the additional financing used in connection with the Acquisition for the entire quarter ended December 31, 2010 as compared to results for the quarter ended December 31, 2009, which included the NES business for only the period of December 19, 2009 through December 31, 2009 and an increase in income tax expense.

Results From Operations

Three Months Ended December 31, 2010 Compared with Three Months Ended December 31, 2009

Revenue

Our revenue for the three months ended December 31, 2010 and 2009 was $1,366 million and $1,060 million, respectively, an increase of $306 million or 29%. The following table sets forth a comparison of revenue by segment:

	Three months ended December 31,
			Mix		Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact
Dollars in millions	2010	2009	2010	2009
GCS	$644	$501	47%	47%	29%	30%
Purchase accounting adjustments	(1)	(2)	0%	0%	(1)	(1)
Data	79	14	6%	1%	464%	464%

Total product revenue	722	513	53%	48%	41%	42%

AGS	645	547	47%	52%	18%	19%
Purchase accounting adjustments	(1)	—	0%	0%	(1)	(1)

Total service revenue	644	547	47%	52%	18%	19%

Total revenue	$1,366	$1,060	100%	100%	29%	30%

(1)	Not meaningful

GCS revenue for the three months ended December 31, 2010 and 2009 was $644 million and $501 million, respectively. GCS revenue increased $143 million or 29% primarily due to incremental revenue from the NES business for the entire quarter ended December 31, 2010 as compared to results for the quarter ended December 31, 2009, which included the results of the NES business for only the period of December 19, 2009 through December 31, 2009. The increase in GCS revenue was partially offset by lower sales associated with contact center solutions and unified communications products to our channel partners, as well as the unfavorable impact of foreign currency.

Data revenue for the three months ended December 31, 2010 and 2009 was $79 million and $14 million, respectively. Our data business was acquired as part of the acquisition of NES on December 18, 2009. The addition of the NES businesses has given Avaya a position within the global data networking industry, one in which Avaya had not previously participated in recently.

AGS revenue for the three months ended December 31, 2010 and 2009 was $645 million and $547 million, respectively. AGS revenues increased $98 million or 18% primarily due to incremental revenue from the NES business for the entire quarter ended December 31, 2010 as compared to results for the quarter ended December 31, 2009, which included the results of the NES business for only the period of December 19, 2009 through December 31, 2009. The increase in AGS revenue was partially offset by lower revenues due to customers reducing their spending on maintenance contracts in response to economic conditions, as well as the unfavorable impact of foreign currency. In addition, as a result of the decline in product revenues, associated revenues for certain product support, implementation and professional services have declined.

The following table sets forth a comparison of revenue by location:

	Three months ended December 31,
			Mix		Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact
Dollars in millions	2010	2009	2010	2009
North America:
U.S.	$754	$584	55%	55%	29%	29%
Canada	60	27	4%	3%	122%	119%

Total North America	814	611	59%	58%	33%	33%
Outside North America:
Germany	132	145	10%	14%	-9%	-1%
EMEA (excluding Germany)	233	161	17%	14%	45%	47%

Total EMEA	365	306	27%	28%	19%	25%
APAC—Asia Pacific	117	92	9%	9%	27%	24%
CALA—Central and Latin America	70	51	5%	5%	37%	35%

Total outside North America	552	449	41%	42%	23%	26%

Total revenue	$1,366	$1,060	100%	100%	29%	30%

Revenue in the U.S. for the three months ended December 31, 2010 and 2009 was $754 million and $584 million, respectively. Revenue in the U.S. increased $170 million or 29% primarily due to incremental revenue from the NES business for the entire quarter ended December 31, 2010 as compared to results for the quarter ended December 31, 2009, which included the results of the NES business for only the period of December 19, 2009 through December 31, 2009. This increase was partially offset by decreases resulting from lower sales associated with contact center solutions and unified communications products and customers reducing spending on maintenance contracts. Revenue in EMEA for the three months ended December 31, 2010 and 2009 was $365 million and $306 million, respectively. Revenue in EMEA increased $59 million or 19% primarily due to incremental revenue from the NES business for the entire quarter ended December 31, 2010 as compared to results for the quarter ended December 31, 2009, which included the results of the NES business for only the period of December 19, 2009 through December 31, 2009. This increase was partially offset by the decreases attributable to the exiting of lower-margin product and service offerings and the unfavorable impact of foreign currency. Revenue in APAC and CALA increased $25 million and $19 million, respectively, primarily due to incremental revenue from the NES business for the entire quarter ended December 31, 2010 as compared to results for the quarter ended December 31, 2009, which included the results of the NES business for only the period of December 19, 2009 through December 31, 2009. Excluding the impacts of the incremental revenue from the NES business, revenues in APAC decreased slightly, while revenues in CALA increased slightly.

The following table sets forth a comparison of revenue from sales of products by channel:

	Three months ended December 31,
			Mix		Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact
Dollars in millions	2010	2009	2010	2009
Direct	$174	$193	24%	38%	-10%	-7%
Indirect	548	320	76%	62%	71%	71%

Total sales of products	$722	$513	100%	100%	41%	42%

In fiscal 2009, we began to implement our strategic decision to expand our market coverage by investing more in the indirect channel. The percentage of product sales through the indirect channel increased by 14 percentage points to 76% in the first quarter of fiscal 2011 as compared to 62% in the corresponding period in fiscal 2010. The increase was predominantly attributable to the incremental product sales from the NES business which, prior to the Acquisition, was substantially generated through the indirect channel. Excluding the impact of the NES business, the percentage of product sales through the indirect channel also increased in the first quarter of fiscal 2011 as the Company continued to focus on increasing sales through the indirect channel. Due to higher volume discounts, sales through the indirect channel generally generate lower margins than direct sales. However, Avaya’s use of the indirect channel lowers selling expenses and allows us to reach more end users.

Gross Margin

The following table sets forth a comparison of gross margin by segment:

	Three months ended December 31,
			Percent of Revenue
Dollars in millions	2010	2009	2010	2009	Change
GCS margin	$357	$288	55.4%	57.5%	$69	24%
Data margin	32	8	40.5%	57.1%	24	300%
AGS margin	303	281	47.0%	51.4%	22	8%
Amortization of technology intangible assets and the impact of purchase accounting adjustments	(73)	(67)	(1)	(1)	(6)	(1)

Total gross margin	$619	$510	45.3%	48.1%	$109	21%

(1)	Not meaningful

Gross margin for the three months ended December 31, 2010 and 2009 was $619 million and $510 million, respectively. Gross margin increased by $109 million or 21% primarily due to the incremental margin from the NES business for the entire quarter ended December 31, 2010 as compared to results for the quarter ended December 31, 2009, which included the results of the NES business for only the period of December 19, 2009 through December 31, 2009. The gross margin percentage decreased to 45.3% for the three months ended December 31, 2010 from 48.1% for the three months ended December 31, 2009. The decrease in gross margin percentage is primarily due to the impact of the acquisition of the NES business, which historically experienced lower margin percentages.

GCS gross margin for the three months ended December 31, 2010 and 2009 was $357 million and $288 million, respectively. GCS gross margin increased $69 million or 24% primarily due to incremental margin provided by the NES business for the entire quarter ended December 31, 2010 as compared to results for the three months ended December 31, 2009, which included the results of the NES business for only the period of December 19, 2009 through December 31, 2009. The increase in GCS gross margin was partially offset by lower revenues associated with our contact center solutions and unified communications products. The GCS gross margin percentage decreased to 55.4% for the three months ended December 31, 2010 from 57.5% for the three months ended December 31, 2009. The decrease in gross margin percentage is primarily due to the lower margin percentage of the NES business.

Data gross margin for the three months ended December 31, 2010 and 2009 was $32 million and $8 million, respectively. Our data business was acquired as part of the acquisition of NES on December 18, 2009. Results for the three months ended December 31, 2010 include the impact for the entire quarter as compared to results for the three months ended December 31, 2009, which included the results of the NES business for the only the period of December 19, 2009 through December 31, 2009.

AGS gross margin for the three months ended December 31, 2010 and 2009 was $303 million and $281 million, respectively. AGS gross margin increased $22 million or 8% primarily due to the incremental margin provided by the NES business for the entire quarter ended December 31, 2010 as compared to results for the quarter ended December 31, 2009, which included the results of the NES business for only the period of December 19, 2009 through December 31, 2009. The increase in AGS gross margin was partially offset by lower revenues due to customers reducing their spending on maintenance contracts in response to economic conditions. The AGS gross margin percentage decreased to 47.0% for the three months ended December 31, 2010 from 51.4% for the three months ended December 31, 2009. The acquired NES services business historically experienced lower services margins. Accordingly, the acquisition of NES negatively affected the gross margin percentage of AGS.

Total gross margin for the three months ended December 31, 2010 and 2009 included the effect of certain acquisition adjustments including the amortization of acquired technology intangibles and the amortization of the inventory step-up related to the acquisition of NES and the Merger.

Operating expenses

	Three months ended December 31,
			Percent of Revenue
Dollars in millions	2010	2009	2010	2009	Change
Selling, general and administrative	$461	$366	33.7%	34.5%	$95	26%
Research and development	115	81	8.4%	7.6%	34	42%
Amortization of intangible assets	56	50	4.1%	4.7%	6	12%
Impairment of long-lived assets	—	16	0.0%	1.5%	(16)	(1)
Restructuring charges, net	22	15	1.6%	1.4%	7	47%
Acquisition-related costs	4	17	0.3%	1.6%	(13)	-76%

Total operating expenses	$658	$545	48.1%	51.3%	$113	21%

(1)	Not meaningful

SG&A expenses for the three months ended December 31, 2010 and 2009 were $461 million and $366 million, respectively, an increase of $95 million. The increase in expenses was due to incremental SG&A expenses incurred by the NES business for the entire quarter ended December 31, 2010 as compared to results for the quarter ended December 31, 2009, which included the results of the NES business for only the period of December 19, 2009 through December 31, 2009. Integration costs were $24 million and $17 million for the three months ended December 31, 2010 and 2009, respectively. Integration costs primarily represent third-party consulting fees and other administrative costs associated with consolidating and coordinating the operations of Avaya and NES. These costs were incurred in connection with, among other things, the on-boarding of NES personnel, developing compatible IT systems and internal processes, and developing and implementing a strategic operating plan to enable a smooth transition with minimal disruption to NES customers. These costs were partially offset by the continued benefit from cost savings initiatives implemented in prior periods, which included exiting facilities and reducing the workforce and relocating positions to lower-cost geographies.

R&D expenses for the three months ended December 31, 2010 and 2009 were $115 million and $81 million, respectively, an increase of $34 million. The increase in R&D expenses was due to incremental R&D expenses from the acquired NES business for the entire quarter ended December 31, 2010 as compared to results for the quarter ended December 31, 2009, which included the results of the NES business for only the period of December 19, 2009 through December 31, 2009. This increase was partially offset by reductions resulting from continued focus on cost saving initiatives and the re-prioritization of projects.

Amortization of intangible assets for the three months ended December 31, 2010 and 2009 was $56 million and $50 million, respectively, an increase of $6 million. The increase was due to amortization related to intangible assets acquired in connection with the acquisition of NES for the entire quarter ended December 31, 2010 as compared to results for the quarter ended December 31, 2009, which included the results of the NES business for only the period of December 19, 2009 through December 31, 2009.

Our acquisition of NES provided us with access to several proprietary technologies that previously were not available to Avaya. Some of these technologies, based on their functionality, overlap with our pre-existing technologies. In order to realize synergies and reduce our expenditures on research and development and marketing, the number of technologies Avaya supports is being reduced. As a result, we identified certain technologies associated with our GCS products segment that are redundant to others that Avaya will no longer aggressively develop and market. The Company recorded an impairment charge of $16 million in the three months ended December 31, 2009 associated with these technologies. The Company determined that no events or circumstances changed during the three months ended December 31, 2010 that would indicate that other technologies are impaired.

Restructuring charges, net for the three months ended December 31, 2010 and 2009 were $22 million and $15 million, respectively, an increase of $7 million. During fiscal 2010, we continued our focus on controlling costs. In response to the global economic climate and in anticipation of the acquisition of NES, we began implementing additional initiatives designed to streamline our operations, generate cost savings, and eliminate overlapping processes and expenses associated with the NES business. These initiatives include exiting facilities and reducing the workforce or relocating positions to lower cost geographies. Restructuring charges recorded during the three months ended December 31, 2010 and 2009 include employee separation costs primarily associated with involuntary employee severance actions in EMEA and the U.S. As we continue to evaluate our operational synergies, margins and cost structure, we may identify additional cost savings opportunities in future periods.

Acquisition-related costs for the three months ended December 31, 2010 and 2009 were $4 million and $17 million, respectively, and include legal and other costs related to the acquisition of NES in fiscal 2010 and Konftel AB in fiscal 2011.

Operating Loss

Operating loss for the three months ended December 31, 2010 was $39 million compared to $35 million for the three months ended December 31, 2009.

Results for the three months ended December 31, 2010 include the impact of the operating results associated with the NES business, which includes the effect of certain acquisition adjustments and the amortization of acquired technology and customer intangibles, for the entire quarter ended December 31, 2010 as compared to results for the quarter ended December 31, 2009, which included the results of the NES business for only the period of December 19, 2009 through December 31, 2009. In addition, for the three months ended December 31, 2010, we incurred integration costs (included in SG&A) of $24 million and acquisition-related costs of $4 million, as described above. For the three months ended December 31, 2009, we incurred integration costs of $17 million, acquisition-related costs of $17 million and an impairment of $16 million to our long-lived assets.

Operating loss for the three months ended December 31, 2010 and 2009 includes non-cash expenses for depreciation and amortization of $168 million and $157 million and share-based compensation of $3 million and

$7 million, respectively. Operating income before non-cash depreciation and amortization and share-based compensation was $132 million and $129 million for the three months ended December 31, 2010 and 2009, respectively.

Interest Expense

Interest expense for the three months ended December 31, 2010 and 2009 was $127 million and $102 million, which includes non-cash interest expense of $18 million and $27 million, respectively. Non-cash interest expense for the three months ended December 31, 2010 includes amortization of debt issuance costs and accretion of debt discount attributable to our incremental term B-2 loans issued in connection with the Acquisition. Non-cash interest expense for the three months ended December 31, 2009 includes: (1) amortization of debt issuance costs, (2) accretion of debt discount attributable to our incremental term B-2 loans issued in connection with the Acquisition, and (3) paid-in-kind (“PIK”) interest which we elected to finance through our senior unsecured PIK toggle notes for the period of May 1, 2009 through October 31, 2009 and November 1, 2009 through April 30, 2010.

Cash interest expense for the three months ended December 31, 2010 increased as a result of cash interest expense associated with our incremental term B-2 loans issued in connection with the Acquisition and because the Company elected to pay cash interest on our senior unsecured PIK toggle notes for the period of May 1, 2010 through October 31, 2010 and November 1, 2010 through April 30, 2011. This increase was partially offset by decreased cash interest expense as a result of lower interest rates combined with the expiration of certain interest rate swap contracts associated with our term B-1 loans under our senior secured credit facility.

Other Income, Net

Other income, net for the three months ended December 31, 2010 was $8 million as compared to $4 million for the three months ended December 31, 2009. This difference primarily represents net foreign currency transaction gains of $8 million and $1 million for the three months ended December 31, 2010 and 2009, respectively.

Provision for Income Taxes

The provision for income taxes was $22 million and $3 million for the three months ended December 31, 2010 and 2009, respectively. The effective tax rate for the three months ended December 31, 2010 was 13.9% as compared to 2.2% for the three months ended December 31, 2009 and differs from the U.S. Federal tax rate primarily due to the effect of taxable income in non-U.S. jurisdictions and due to the valuation allowance established against our U.S. deferred tax assets. The tax expense for the three months ended December 31, 2009 was partially offset by a $10 million reduction in the Company’s unrecognized tax benefits due to the settlement of a global tax issue plus the reversal of interest in the amount of $5 million.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $119 million to $460 million at December 31, 2010 from $579 million at September 30, 2010. Cash and cash equivalents at December 31, 2010 and September 30, 2010 does not include restricted cash of $27 million and $28 million, respectively, primarily securing a standby letter of credit related to a facility lease in Germany which is classified as other non-current assets.

Sources and Uses of Cash

A condensed statement of cash flows for the three months ended December 31, 2010 and 2009 follows:

	Three months ended December 31,
In millions	2010	2009
Net cash provided by (used for):
Net loss	$(180)	$(136)
Adjustments to net loss for non-cash items	183	221
Changes in operating assets and liabilities	(90)	(48)

Operating activities	(87)	37
Investing activities	(19)	(823)
Financing activities	(12)	891
Effect of exchange rate changes on cash and cash equivalents	(1)	(3)

Net (decrease) increase in cash and cash equivalents	(119)	102
Cash and cash equivalents at beginning of period	579	567

Cash and cash equivalents at end of period	$460	$669

Operating Activities

Cash used for operating activities for the three months ended December 31, 2010 was $87 million as compared to cash provided by operating activities of $37 million for the three months ended December 31, 2009. Net loss adjusted for non-cash items provided positive cash flows of $3 million and was offset by changes in operating assets and liabilities of ($90) million for the three months ended December 31, 2010. Net loss adjusted for non-cash items provided positive cash flows of $85 million and was offset by changes in operating assets and liabilities of ($48) million for the three months ended December 31, 2009. The change in net loss adjusted for non-cash items for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009 was primarily due to higher cash operating losses and cash interest expense.

The changes in our operating assets and liabilities resulted in a net decrease in cash and cash equivalents of $90 million for the three months ended December 31, 2010. The net decrease was primarily driven by the timing of the payment of accrued interest, payments associated with our business restructuring reserves and a decrease in foreign exchange contracts due to the settlement of foreign exchange contracts and changes in foreign currency exchange rates. These decreases in our cash balances were partially offset by improvements in the collections of our accounts receivable combined with increases in cash due to the timing of payment of accounts payable.

The changes in our operating assets and liabilities resulted in a net decrease in cash and cash equivalents of $48 million for the three months ended December 31, 2009 and were primarily due to the timing of the payment of accrued interest.

Investing Activities

Cash used for investing activities was $19 million and $823 million for the three months ended December 31, 2010 and 2009, respectively. Cash used for investing activities in the current period included capital expenditures and capitalized software development costs of $18 million and $8 million, respectively. Further, during the first quarter of fiscal 2011, the Company and Nortel agreed on a final purchase price of $933 million for the acquisition of NES and we received $6 million representing all remaining amounts due to Avaya from funds held in escrow. The primary use of cash in the corresponding prior year period was related to payments in connection with the acquisition of NES of $805 million (net of cash acquired of $38 million and the application of the $100 million good-faith deposit made in fiscal 2009). In addition, during that period we used cash for capital expenditures and capitalized software development costs of $15 million and $8 million, respectively.

Financing Activities

Net cash used for financing activities was $12 million for the three months ended December 31, 2010, as compared to net cash provided by financing activities of $891 million for the three months ended December 31, 2009. Activity for the current period included $12 million for debt payments. Net cash used for financing activities for the corresponding prior year period included net proceeds of $783 million from the issuance of incremental term B-2 loans with detachable warrants to purchase 61.5 million shares of Parent’s common stock and a capital contribution to Avaya from Parent in the amount of $125 million. This was partially offset by $12 million in debt payments and debt issuance costs of $5 million.

Future Cash Requirements and Sources of Liquidity

Our primary future cash requirements will be to fund debt service, capital expenditures, restructuring payments, integration costs and benefit obligations. In addition, we may use cash in the future to make strategic acquisitions.

Specifically, we expect our primary cash requirements for the remainder of fiscal 2011 to be as follows:

•

Debt service—As discussed in Note 16, “Subsequent Events” to our unaudited interim consolidated financial statements, on February 11, 2011, the Company amended its senior secured credit facility and extended the maturity date for a portion of the term loans outstanding under that facility. In addition, the Company issued senior secured notes. We expect to make payments of $237 million during the remainder of fiscal 2011 for principal and interest associated with our long-term debt, as refinanced. This does not include amounts paid from the proceeds of the notes which were used to repay in full the senior secured incremental term B-2 loans outstanding under the Company’s senior secured credit facility (representing $988 million in aggregate principal amount and $12 million in accrued and unpaid interest through February 11, 2011). We will also make payments associated with our interest rate swaps used to reduce the Company’s exposure to variable-rate interest payments. Currently, we do not foresee the need to repatriate earnings of foreign subsidiaries in order to make our scheduled debt payments.

•	Capital expenditures—We expect to spend approximately $102 million for capital expenditures and capitalized software development costs during the remainder of fiscal 2011.

•

Restructuring payments—We expect to make payments of approximately $116 million during the remainder of fiscal 2011 for employee separation costs and lease termination obligations associated with restructuring actions we have implemented through December 31, 2010.

•

Transition service agreement (“TSA”) payments and integration costs—We expect to make payments of approximately $71 million during the remainder of fiscal 2011 for payments under the TSA and integration costs associated with the acquisition of NES.

•

Benefit obligations—We estimate we will make payments under our pension and postretirement obligations totaling $139 million. These payments include: $69 million to satisfy the minimum statutory funding requirements of our U.S. qualified plans, $5 million of payments under our U.S. benefit plans which are not pre-funded, $20 million under our non-U.S. benefit plans which are predominately not pre-funded, $11 million under our U.S. retiree medical benefit plan which is not pre-funded and $34 million under the 2009 collective bargaining agreement to the Communications Workers of America and the International Brotherhood of Electrical Workers post-retirement health trusts. See discussion in Note 11, “Benefit Obligations” to our unaudited interim consolidated financial statements for further details of our benefit obligations.

•

Acquisition—On January 3, 2011 the Company acquired all outstanding shares of Konftel AB, for $15 million in cash consideration, subject to a working capital adjustment. Konftel AB is a Swedish based vendor of conference room terminals, offering analog, internet protocol, soft, cellular, and session initiation protocol terminals.

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

Future Sources of Liquidity

We expect our primary source of cash to be positive net cash flows provided by operating activities. We expect that profitable revenues and continued focus on accounts receivable, inventory management and cost containment will enable us to generate positive net cash from operating activities. Further, we continue to focus on cost reductions and have initiated restructuring plans during fiscal 2011 designed to reduce overhead and provide cash savings.

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

Based on past performance and current expectations, we believe that our existing cash and cash equivalents of $460 million as of December 31, 2010 and future cash provided by operating activities will be sufficient to meet our future cash requirements described above. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Debt Ratings

As of February 11, 2011, we had a long-term corporate family rating of B3 with a stable outlook from Moody’s and a corporate credit rating of B- with a stable outlook from Standard & Poor’s, which was updated from a negative outlook in January 2011. Our ability to obtain additional external financing and the related cost of borrowing may be affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies.

Credit Facilities

In connection with the Merger on October 26, 2007, we entered into borrowing arrangements with several financial institutions, certain of which arrangements were amended December 18, 2009 in connection with the Acquisition. Long-term debt under our borrowing arrangements includes a senior secured credit facility consisting of term loans and a revolving credit facility, senior unsecured notes, and a senior secured multi-currency asset based revolving credit facility. See Note 7, “Financing Arrangements,” to our unaudited interim consolidated financial statements for further details.

Debt Refinancing

As fully discussed in Note 16, “Subsequent Events” to our unaudited interim consolidated financial statements, on February 11, 2011, the Company amended and restated its senior secured credit facility to reflect modifications to certain provisions thereof. The most significant modifications include an extension to the maturity of a portion of the senior secured term B-1 loans representing outstanding principal amounts of $2.2 billion from October 26, 2014 to October 26, 2017 by converting such loans into a new tranche of senior secured B-3 loans (potentially springing to July 26, 2015, under certain circumstances) and changes to the applicable interest rate for the new tranche of senior secured B-3 loans. The Company also completed a private placement of $1,009 million of senior secured notes which bear interest at a rate of 7% per annum and mature on April 1, 2019. The proceeds of the private placement were used to repay in full the senior secured incremental term B-2 loans outstanding under the Company’s senior secured credit facility (representing $988 million in aggregate principal amount and $12 million in accrued and unpaid interest through February 11, 2011) and to pay related fees and expenses.

Critical Accounting Policies and Estimates

Management has reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K filed with the SEC on December 7, 2010 and determined that there were no significant changes to our critical accounting policies in the three months ended December 31, 2010 except for recently adopted accounting guidance as discussed in Note 2, “Recent Accounting Pronouncements” to our unaudited interim consolidated financial statements. Also, there were no significant changes in our estimates associated with those policies.

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

We are not in default under our senior secured credit facility, the indenture governing our senior secured notes, the indenture governing our senior unsecured notes or our senior secured multi-currency asset-based revolving credit facility. Under our debt agreements, our ability to draw on our revolving credit facilities or engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to ratios based on Adjusted EBITDA. As defined in our debt agreements, Adjusted EBITDA is a non-GAAP measure of EBITDA further Adjusted to exclude certain charges and other adjustments permitted in calculating covenant compliance under our debt agreements. We believe that including supplementary information concerning Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our debt agreements.

EBITDA and Adjusted EBITDA have limitations as analytical tools. Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we consider not to be indicative of our ongoing operations. In particular, the definition of Adjusted EBITDA in our debt agreements allows us to add back certain non-cash charges that are deducted in calculating net income (loss). Our debt agreements also allow us to add back restructuring charges, pension costs, other postemployment benefit costs, ASC 712 costs and Sponsor fees as defined in the agreements. However, these are expenses that may recur, may vary and are difficult to predict. Further, our debt agreements require that Adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.

The unaudited reconciliation of net loss, which is a GAAP measure, to EBITDA and Adjusted EBITDA is presented below:

	Three months ended December 31,
In millions	2010	2009
Net loss	$(180)	$(136)
Interest expense	127	102
Interest income	(1)	(2)
Income tax expense	22	3
Depreciation and amortization	168	157

EBITDA	136	124
Impact of purchase accounting adjustments (1)	(1)	(1)
Restructuring charges, net	22	15
Sponsors’ fees (2)	2	2
Acquisition-related costs (3)	4	17
Integration-related costs (4)	48	24
Strategic initiative costs (5)	—	3
Non-cash share-based compensation	3	7
Write-down of held for sale assets to net realizable value	1	—
Gain on sale of long-lived assets	—	(1)
Impairment of long-lived assets	—	16
Net income of unrestricted subsidiaries, net of dividends received	—	(2)
Gain on foreign currency transactions	(8)	(1)
Pension/OPEB/ASC 712 and long-term disability costs	15	7

Adjusted EBITDA	$222	$210

(1)	For the three months ended December 31, 2010 and 2009, represents adjustments to eliminate the impact of certain purchase accounting adjustments recorded as a result of the Acquisition and the Merger, including the recognition of the amortization of business partner commissions, which were eliminated in purchase accounting, the recognition of revenue and costs that were deferred in prior periods and eliminated in purchase accounting and the elimination of the impact of estimated fair value adjustments for certain assets and liabilities, such as inventory.
(2)	Sponsors’ fees represent monitoring fees payable to affiliates of Silver Lake and TPG pursuant to a management services agreement entered into at the time of the Merger.
(3)	Acquisition-related costs include legal and other costs related to the acquisition of NES.
(4)	Integration costs primarily represent third-party consulting fees and other administrative costs associated with consolidating and coordinating the operations of Avaya and NES. These costs were incurred in connection with, among other things, the on-boarding of NES personnel, developing compatible IT systems and internal processes and developing and implementing a strategic operating plan to help enable a smooth transition with minimal disruption to NES customers. Such costs also include fees paid to Nortel for logistics and other support functions being performed on a temporary basis according to a transition services agreement.
(5)	Strategic initiative costs represent consulting fees in connection with Management’s cost-savings actions, which commenced subsequent to the Merger.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risk” in Avaya’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 filed with the SEC on December 7, 2010. As of December 31, 2010, there has been no material change in this information.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 14, “Commitments and Contingencies” to the unaudited Consolidated Financial Statements.

Item 1A.	Risk factors

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

On February 11, 2011, the Company issued 7% Senior Secured Notes due 2019 (the “senior secured notes”). As a result of the issuance of the senior secured notes and the entry into the agreements governing those notes, risk factors set forth in 1A of our Annual Report on Form 10-K for the year ended September 30, 2010 that describe the Company’s indebtedness should be read to give effect to the entry by the Company into an indenture governing the senior secured notes, the issuance of the senior secured notes and the security interests granted to the holders of the senior secured notes. We also include below additional risk factors that are relevant to holders of the senior secured notes. Otherwise, there have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2010. Terms included in this Item 1A such as “our,” “we” and “the Company” refer to Avaya Inc. References in this Item 1A to our “notes” are to our senior secured notes together with our senior unsecured cash pay notes due 2015 and our senior unsecured PIK toggle notes due 2015.

The secured indebtedness under our senior secured multi-currency asset-based revolving credit facility will be effectively senior to our senior secured notes to the extent of the value of the collateral securing such facility on a first-priority basis and the secured indebtedness under our senior secured credit facility will be effectively senior to our senior secured notes to the extent of the value of the real estate securing such facility.

Our senior secured multi-currency asset-based revolving credit facility has a first priority lien in certain of our personal property and that of the subsidiary guarantors, with certain exceptions. Our senior secured credit facility and our senior secured notes have a second priority lien in that property. The indenture governing the senior secured notes permits us to incur additional indebtedness secured on a first-priority basis by such property in the future. The first priority liens in the collateral securing indebtedness under our senior secured multi-currency asset-based revolving credit facility and any such future indebtedness will be higher in priority as to such collateral than the security interests securing our senior secured notes and the guarantees thereof. Holders of the indebtedness under our senior secured multi-currency asset-based revolving credit facility and any other indebtedness secured by higher priority liens on such collateral will be entitled to receive proceeds from the realization of value of such collateral to repay such indebtedness in full before a holder of the senior secured notes will be entitled to any recovery from such collateral. As a result, holders of our senior secured notes will only be entitled to receive proceeds from the realization of value of assets securing our senior secured multi-currency asset-based revolving credit facility on a higher priority basis after all indebtedness and other obligations under our senior secured multi-currency asset-based revolving credit facility and any other obligations secured by higher priority liens on such assets are repaid in full. Our senior secured notes will be effectively junior in right of payment to indebtedness under our senior secured multi-currency asset-based revolving credit facility and any other indebtedness secured by higher priority liens on such collateral to the extent of the realizable value of such collateral.

Our senior secured credit facility has a first priority lien in certain of our real estate and that of the subsidiary guarantors, with certain exceptions. Our senior secured multi-currency asset-based revolving credit facility has a second priority lien in that property. The indenture governing our senior secured notes permits us to incur additional indebtedness secured on a first-priority basis by such property in the future. Our senior secured notes and the guarantees thereof are not secured by a lien on such property. Holders of the indebtedness under our senior credit facility and any other indebtedness secured by liens on such collateral will be entitled to receive proceeds from the realization of value of such collateral to repay such indebtedness in full before a holder of our senior secured notes will be entitled to any recovery from such collateral. As a result, holders of our senior secured notes will only be entitled to receive proceeds from the realization of value of such collateral after all indebtedness and other obligations secured by liens on such assets are repaid in full. Our senior secured notes will be effectively junior in right of payment to indebtedness under our senior secured credit facility and any other indebtedness secured by higher priority liens on such collateral to the extent of the realizable value of such collateral.

The right of holders of our senior secured notes to receive proceeds from the sale of collateral securing our senior secured notes will be pari passu with (and junior with respect to real estate collateral to) the claims of lenders and counterparties under our senior secured credit facility and certain future indebtedness.

The loans under our senior secured credit facility and our senior secured notes are, and certain future indebtedness may be, secured on a pari passu basis by the same collateral consisting of a first priority perfected lien and security interest in substantially all of our and the guarantors’ assets (except for cash, accounts, accounts receivable, deposit accounts, securities accounts, chattel paper, inventory and proceeds thereof, as to which the senior secured notes and the senior secured credit facility will be secured by a second priority lien and except for real estate, as to which the senior secured notes will not be secured), subject to certain exceptions. As a result, holders of our senior secured notes will receive distributions from any foreclosure proceeds of any of our and the guarantors’ assets constituting collateral (other than real estate) for the senior secured notes on a pro rata basis with the lenders under our senior secured credit facility and certain future indebtedness and holders of our senior secured notes will only be entitled to receive proceeds from the realization of value of real estate collateral after all indebtedness and other obligations secured by liens on such assets are repaid in full.

The collateral securing our senior secured notes may not be valuable enough to satisfy all the obligations secured by the collateral.

We have secured our obligations under our senior secured notes by the pledge of certain of our assets. The value of the pledged assets in the event of a liquidation will depend upon market and economic conditions, the availability of buyers and similar factors. No independent appraisals of any of the pledged property were prepared by or on behalf of us in connection with the offering of our senior secured notes. Accordingly, we cannot assure holders of our senior secured notes that the proceeds of any sale of the pledged assets following an acceleration to maturity with respect to our senior secured notes would be sufficient to satisfy, or would not be substantially less than, amounts due on our senior secured notes and the other debt secured thereby.

If the proceeds of any sale of the pledged assets were not sufficient to repay all amounts due on our senior secured notes after satisfying the obligations to pay any creditors with prior liens, holders of our senior secured notes (to the extent such notes were not repaid from the proceeds of the sale of the pledged assets) would have only an unsecured claim against our remaining assets. By their nature, some or all of the pledged assets may be illiquid and may have no readily ascertainable market value. Likewise, we cannot assure a holder of senior secured notes that the pledged assets will be saleable or, if saleable, that there will not be substantial delays in their liquidation. To the extent that liens securing obligations under our credit facilities, pre-existing liens, liens permitted under the indenture governing our senior secured notes and other rights, including liens on excluded assets, encumber any of the collateral securing our senior secured notes and the guarantees, those parties have or may exercise rights and remedies with respect to the collateral (including rights to require marshalling of assets) that could adversely affect the value of the collateral and the ability of the collateral agent, the trustee under the indenture or the holders of our senior secured notes to realize or foreclose on the collateral.

Our senior secured notes and the related guarantees will be secured, subject to certain exceptions and to permitted liens, by a first priority lien in the collateral that secures our senior secured credit facility on a first-priority basis and will share equally in right of payment to the extent of the value of such collateral securing such senior secured credit facility on a first-priority basis. The indenture governing our senior secured notes permits us, subject to compliance with certain financial tests, to issue additional indebtedness secured by a lien that ranks equally with our senior secured notes. This would reduce amounts payable to holders of our senior secured notes from the proceeds of any sale of the collateral.

The collateral securing our senior secured notes may be diluted under certain circumstances.

The collateral that secures the senior secured notes also secures the senior secured credit facility and obligations under our senior secured multi-currency asset-based revolving credit facility. The collateral may also secure additional indebtedness that we incur in the future, subject to restrictions on our ability to incur debt and liens under our senior secured multi-currency asset based revolving credit facility, senior secured credit facility, and the indentures governing our notes. The rights of holders of our senior secured notes to the collateral would be diluted by any increase in the indebtedness secured by this collateral or portions thereof.

The rights of holders of our senior secured notes with respect to the ABL Priority Collateral will be substantially limited by the terms of the ABL Intercreditor Agreement.

The collateral agent for the senior secured notes, the collateral agent for the senior secured credit facility and the collateral agent under our senior secured multi-currency asset-based revolving credit facility are party to the intercreditor agreement, entered into on October 26, 2007, between Citicorp USA, Inc. and Citibank, N.A., as it may be amended, amended and restated, supplemented or modified from time to time (the “ABL Intercreditor Agreement”). The ABL Intercreditor Agreement (as so amended) significantly restricts any action that may be taken by the collateral agent for the senior secured notes with respect to the collateral over which the holders of senior secured multi-currency asset based revolving credit facility loans have a first-priority lien (“ABL Priority Collateral”), even during an event of default. Under the terms of the ABL Intercreditor Agreement, at any time that obligations under our senior secured multi-currency asset-based revolving credit facility are outstanding, any actions that may be taken with respect to (or in respect of) the ABL Priority Collateral that secures obligations under our senior secured multi-currency asset-based revolving credit facility on a first-priority basis, including the ability to cause the commencement of enforcement proceedings against such ABL Priority Collateral and to control the conduct of such proceedings, and the approval of amendments to, releases of such ABL Priority Collateral from the lien of, and waivers of past defaults under, such documents relating to such ABL Priority Collateral, will be at the direction of the holders of the obligations under our senior secured multi-currency asset-based revolving credit facility, and the holders of the senior secured notes and the lenders under our senior secured credit facility, which are secured on a second-priority basis by such ABL Priority Collateral, may be adversely affected. The ABL Priority Collateral so released will no longer secure our and the guarantors’ obligations under the senior secured notes and the guarantees. In addition, because the holders of the indebtedness under our senior secured multi-currency asset-based revolving credit facility control the disposition of such ABL Priority Collateral, such holders could decide not to proceed against such ABL Priority Collateral, regardless of whether there is a default under the documents governing such indebtedness or under the indenture governing the senior secured notes. In such event, the only remedy available to holders of our senior secured notes would be to sue for payment on those notes and the related guarantees. In addition, under the ABL Intercreditor Agreement, the collateral agent for the senior secured notes may not assert any right of marshalling that may be available under applicable law with respect to such ABL Priority Collateral. Without this waiver of the right of marshalling, holders of indebtedness secured by first priority liens in the ABL Priority Collateral would likely be required to liquidate collateral on which the senior secured notes did not have a lien, if any, prior to liquidating the collateral, thereby maximizing the proceeds of the collateral (due to the reductions in the amount of the indebtedness with a prior claim on such collateral) that would be available to repay our obligations under the senior secured notes.

As a result of this waiver, the proceeds of sales of such ABL Priority Collateral could be applied to repay any indebtedness secured by first priority liens in such ABL Priority Collateral before applying proceeds of other collateral securing indebtedness, and a holder of senior secured notes may recover less than it would have if such proceeds were applied in the order most favorable to it.

The indenture governing the senior secured notes and the ABL Intercreditor Agreement contain certain provisions benefiting holders of indebtedness under our senior secured multi-currency asset-based revolving credit facility, including provisions prohibiting the collateral agent for the senior secured notes and the collateral agent for the senior secured credit facility from objecting following the filing of a bankruptcy petition to a number of important matters regarding the collateral and the financing to be provided to us. After such filing, the value of this collateral could materially deteriorate and a holder of senior secured notes would be unable to raise an objection. In addition, the right of holders of obligations secured by first priority liens to foreclose upon and sell such collateral upon the occurrence of an event of default also would be subject to limitations under applicable bankruptcy laws if we or any of our subsidiaries become subject to a bankruptcy proceeding. The ABL Intercreditor Agreement also gives the holders of first priority liens on the ABL Priority Collateral the right to access and use the collateral that secures the senior secured notes to allow those holders to protect the ABL Priority Collateral and to process, store and dispose of the ABL Priority Collateral.

The ABL Priority Collateral will also be subject to any and all exceptions, defects, encumbrances, liens and other imperfections as may be accepted by the lenders under our senior secured multicurrency asset-based revolving credit facility and other creditors that have the benefit of first priority liens on such collateral from time to time, whether on or after the date the senior secured notes and guarantees were issued. The existence of any such exceptions, defects, encumbrances, liens and other imperfections could adversely affect the value of the collateral securing the senior secured notes as well as the ability of the collateral agent for the senior secured notes or the collateral agent for the senior secured credit facility to realize or foreclose on such collateral.

The rights of holders of our senior secured notes in the collateral securing such notes may be adversely affected by the first lien intercreditor agreement.

The rights of the holders of our senior secured notes with respect to the collateral that secures such notes is subject to a first lien intercreditor agreement among all holders of obligations secured by that collateral on a pari passu basis (“first lien obligations”), including the obligations under the senior secured notes and our senior secured credit facility. Under that intercreditor agreement, any actions that may be taken with respect to such collateral, including the ability to cause the commencement of enforcement proceedings against such collateral, to control such proceedings and to approve amendments to releases of such collateral from the lien of, and waive past defaults under, such documents relating to such collateral, may be taken solely by the collateral agent for the senior secured credit facility until (1) our obligations under the senior secured credit facility are discharged (which discharge does not include certain refinancings of the senior secured credit facility) or (2) 90 days after the occurrence of an event of default under the indenture governing the senior secured notes or any other agreement governing first lien obligations. Under the circumstances described in clause (2) of the preceding sentence, the authorized representative of the holders of the indebtedness that represents the largest outstanding principal amount of indebtedness secured by the collateral on a pari passu basis with the other first lien obligations (other than the senior secured credit facility) and has complied with the applicable notice provisions gains the right to take actions with respect to the collateral.

Even if the authorized representative of the senior secured notes gains the right take actions with respect to the collateral in the circumstances described in clause (2) above, the authorized representative must stop doing so (and those powers with respect to the collateral would revert to the authorized representative of the lenders under the senior secured credit facility) if such lenders’ authorized representative has commenced and is diligently pursuing enforcement action with respect to the collateral or the grantor of the security interest in that collateral (i.e., we or the applicable subsidiary guarantor) is then a debtor under or with respect to (or otherwise subject to) an insolvency or liquidation proceeding.

In addition, the senior secured credit facility and the indenture governing the senior secured notes permit us to issue additional series of obligations that also have a pari passu lien on the same collateral with the other first lien obligations. As explained above, any time that the collateral agent for the senior secured credit facility does not have the right to take actions with respect to the collateral pursuant to the first lien intercreditor agreement, that right passes to the authorized representative of the holders of the next largest outstanding principal amount of indebtedness secured by a pari passu lien on the collateral with the other first lien obligations. If we issue or incur additional first lien obligations in the future in a greater principal amount than the senior secured notes, then the authorized representative for that additional indebtedness would be earlier in line to exercise rights under the first lien intercreditor agreement than the authorized representative for the senior secured notes.

Under the first lien intercreditor agreement, the authorized representative of the holders of the senior secured notes may not object following the filing of a bankruptcy petition to any debtor-in- possession financing or to the use of the common collateral to secure that financing, subject to conditions and limited exceptions. After such a filing, the value of this collateral could materially deteriorate, and holders of the senior secured notes would be unable to raise an objection.

The collateral that secures and will secure the senior secured notes and related guarantees also is and will be subject to any and all exceptions, defects, encumbrances, liens and other imperfections as may be accepted by the authorized representative of the lenders under our senior secured credit facility during any period that such authorized representative controls actions with respect to the collateral pursuant to the first lien intercreditor agreement. The existence of any such exceptions, defects, encumbrances, liens and other imperfections could adversely affect the value of the collateral securing the senior secured notes as well as the ability of the collateral agent for the senior secured notes to realize or foreclose on such collateral for the benefit of the holders of the senior secured notes.

The lenders under the credit facilities have the discretion to release the guarantors under the credit facilities in a variety of circumstances, which will cause those guarantors to be released from their guarantees of the senior secured notes.

While any obligations under the credit facilities remain outstanding, any guarantee of the senior secured notes may be released without action by, or consent of, any holder of the senior secured notes or the trustee under the indenture governing the senior secured notes, at the discretion of lenders under the credit facilities, or if the related guarantor is no longer a guarantor of obligations under the credit facilities or any other indebtedness. The lenders under the credit facilities have the discretion to release the guarantees under the credit facilities in a variety of circumstances. Holders of our senior secured notes will not have a claim as creditors against any subsidiary that is no longer a guarantor of our senior secured notes, and the indebtedness and other liabilities, including trade payables, whether secured or unsecured, of those subsidiaries will effectively be senior to the claims of holders of our senior secured notes.

There are circumstances other than repayment or discharge of our senior secured notes under which the collateral securing such notes and the related guarantees will be released automatically, without the consent of the holders of our senior secured notes or the consent of the trustee.

Under various circumstances, collateral securing the senior secured notes will be released automatically, including:

•	a sale, transfer or other disposal of such collateral in a transaction not prohibited under the indenture governing the senior secured notes;

•	with respect to collateral held by a guarantor, upon the release of such guarantor from its guarantee;

•	with respect to collateral that is capital stock, upon the dissolution of the issuer of such capital stock in accordance with the indenture governing the senior secured notes;

•

with respect to any collateral in which the senior secured notes have a second priority lien, upon any release by the lenders under our senior secured multi-currency asset-based revolving credit facility of their first-priority security interest in such collateral; provided that, if the release occurs in connection with a foreclosure or exercise of remedies by the collateral agent for the lenders under our senior secured multi-currency asset-based revolving credit facility, the lien on that collateral will be automatically released but any proceeds thereof not used to repay the obligations under our senior secured multi-currency asset-based revolving credit facility will be subject to lien in favor of the collateral agent for the noteholders and our senior secured credit facility; and

•

with respect to the collateral upon which the senior secured notes have a first priority lien, upon any release in connection with a foreclosure or exercise of remedies with respect to that collateral directed by the authorized representative of the lenders under our senior secured credit facility during any period in which such authorized representative controls actions with respect to the collateral pursuant to the first lien intercreditor agreement. Even though holders of our senior secured notes share ratably with the lenders under our senior secured credit facility, the authorized representative of the lenders under our senior secured credit facility will initially control actions with respect to the collateral, whether the holders of our senior secured notes agree or disagree with those actions.

The imposition of certain permitted liens will cause the assets on which such liens are imposed to be excluded from the collateral securing our senior secured notes and the related guarantees. There are also certain other categories of property that are also excluded from the collateral securing our senior secured notes.

The indenture governing our senior secured notes permits liens in favor of third parties to secure additional debt, including purchase money indebtedness and capitalized lease obligations, and any assets subject to such liens will be automatically excluded from the collateral securing our senior secured notes and the related guarantees to the extent the agreements governing such indebtedness prohibit additional liens. In addition, certain categories of assets are excluded from the collateral securing our senior secured notes and the guarantees. Excluded assets include, but are not limited to, among other things, the assets of our non-guarantor subsidiaries, certain capital stock and other securities of our subsidiaries and equity investees, leaseholds or other non-fee simple interests in real property, fee simple interests in real property having a fair market value of less than $25.0 million, and the proceeds from any of the foregoing. If an event of default occurs and our senior secured notes are accelerated, such notes and the related guarantees will rank equally with the holders of other unsubordinated and unsecured indebtedness of the relevant entity with respect to such excluded property.

Sales of assets by us or our subsidiary guarantors could reduce the pool of assets securing the senior secured notes and the related guarantees.

The security documents relating to our senior secured notes allow us and the guarantors to remain in possession of, retain exclusive control over, freely operate and collect, invest and dispose of any income from, the collateral securing the senior secured notes. To the extent we sell any assets that constitute such collateral, the proceeds from such sale will be subject to the liens securing our senior secured notes only to the extent such proceeds would otherwise constitute “collateral” securing such notes and the guarantees under the security documents.

The rights of holders of our senior secured notes in the collateral securing such notes may be adversely affected by the failure to perfect security interests in collateral.

Applicable law requires that a security interest in certain tangible and intangible assets can only be properly perfected and its priority retained through certain actions undertaken by the secured party. The liens in the collateral securing our senior secured notes may not be perfected with respect to the claims of such notes if and to the extent that the collateral agent was not able to take the actions necessary to perfect any of these liens on or prior to the date of the indenture governing our senior secured notes. There can be no assurance that the lenders under the senior secured credit facility will have taken all actions necessary to create properly perfected security interests, which may result in the loss of the priority of the security interest in favor of holders of our senior secured notes to which they would otherwise have been entitled. In addition, applicable law requires that certain property and rights acquired after the grant of a general security interest, such as equipment subject to a certificate of title and certain proceeds, can only be perfected at the time such property and rights are acquired and identified. We and the guarantors have limited obligations to perfect the security interest of holders of our senior secured notes in specified collateral. There can be no assurance that the trustee or the collateral agent for our senior secured notes will monitor, or that we will inform such trustee or collateral agent of, the future acquisition of property and rights that constitute collateral, and that the necessary action will be taken to properly perfect the security interest in such after-acquired collateral. Neither the trustee nor the collateral agent for our senior secured notes has an obligation to monitor the acquisition of additional property or rights that constitute collateral or the perfection of any security interest. Such failure may result in the loss of the security interest in the collateral or the priority of the security interest in favor of our senior secured notes against third parties.

The collateral securing our senior secured notes is subject to casualty risks.

We intend to maintain insurance or otherwise insure against hazards in a manner appropriate and customary for our business. There are, however, some losses, including losses resulting from terrorist acts, that may be either uninsurable or not economically insurable, in whole or in part. As a result, we cannot assure holders of our senior secured notes that the insurance proceeds will compensate us fully for our losses. If there is a total or partial loss of any of the pledged assets, we cannot assure holders of our senior secured notes that the proceeds received by us in respect thereof will be sufficient to satisfy all the secured obligations, including our senior secured notes and the related guarantees.

Bankruptcy laws may limit the ability of holders of our senior secured notes to realize value from the collateral securing such notes.

The right of the collateral agent to repossess and dispose of the pledged assets upon the occurrence of an event of default under the indenture governing our senior secured notes is likely to be significantly impaired by applicable bankruptcy law if a bankruptcy case were to be commenced by or against us before the collateral agent repossessed and disposed of the pledged assets. For example, under Title 11 of the United States Code, pursuant to the automatic stay imposed upon the bankruptcy filing, a secured creditor is prohibited from repossessing its security from a debtor in a bankruptcy case, or from disposing of security repossessed from such debtor, or taking other actions to levy against a debtor, without bankruptcy court approval. Moreover, the United States Bankruptcy Code permits the debtor to continue to retain and to use collateral even though the debtor is in default under the applicable debt instruments, provided that the secured creditor is given “adequate protection.” The meaning of the term “adequate protection” may vary according to circumstances (and is within the discretion of the bankruptcy court), but it is intended in general to protect the value of the secured creditor’s interest in the collateral and may include cash payments or the granting of additional security, if and at such times as the court in its discretion determines, for any diminution in the value of the collateral as a result of the automatic stay of repossession or disposition or any use of the collateral by the debtor during the pendency of the bankruptcy case. Generally, adequate protection payments, in the form of interest or otherwise, are not required to be paid by a debtor to a secured creditor unless the bankruptcy court determines that the value of the secured creditor’s interest in the collateral is declining during the pendency of the bankruptcy case. Due to the imposition of the automatic stay, the lack of a precise definition of the term “adequate protection” and the broad discretionary powers of a bankruptcy court, it is impossible to predict (1) how long payments under our senior secured notes could be delayed following commencement of a bankruptcy case, (2) whether or when the collateral agent could repossess or dispose of the pledged assets or (3) whether or to what extent a holder of senior secured notes would be compensated for any delay in payment or loss of value of the pledged assets through the requirement of “adequate protection.”

In the event of a bankruptcy of the Company or any of the guarantors of our indebtedness, holders of our senior secured notes may be deemed to have an unsecured claim to the extent that our obligations in respect of those notes exceed the fair market value of the collateral securing those notes.

In any bankruptcy proceeding with respect to us or any of the guarantors, it is possible that the bankruptcy trustee, the debtor-in-possession or competing creditors will assert that the fair market value of the collateral with respect to our senior secured notes on the date of the bankruptcy filing was less than the then current principal amount of such notes. Upon a finding by the bankruptcy court that our senior secured notes are under-collateralized, the claims in the bankruptcy proceeding with respect to such notes would be bifurcated between a secured claim and an unsecured claim, and the unsecured claim would not be entitled to the benefits of security in the collateral. In such event, the secured claims of holders of our unsecured notes would be limited to the value of the collateral.

Other consequences of a finding of under-collateralization would be, among other things, a lack of entitlement on the part of the holders of our senior secured notes to receive post-petition interest and a lack of entitlement on the part of the unsecured portion of our senior secured notes to receive other “adequate protection” under federal bankruptcy laws. In addition, if any payments of post-petition interest had been made at the time of such a finding of under-collateralization, those payments could be recharacterized by the bankruptcy court as a reduction of the principal amount of the secured claim with respect to our senior secured notes.

Any future pledge of collateral in favor of a holder of senior secured notes might be voidable in bankruptcy.

Any future pledge of collateral in favor of our lenders or holders of our senior secured indebtedness, including pursuant to security documents delivered after the date of the indenture governing the senior secured notes, might be voidable by the pledgor (as debtor in possession) or by its trustee in bankruptcy if certain events or circumstances exist or occur, including, under the United States Bankruptcy Code, if the pledgor is insolvent at the time of the pledge, the pledge permits a holder of our senior secured notes to receive a greater recovery than if the pledge had not been given and a bankruptcy proceeding in respect of the pledgor is commenced with 90 days following the pledge, or, in certain circumstances, a longer period.

We do not intend to offer to register the senior secured notes or to exchange the senior secured notes in a registered exchange offer.

We do not intend to register the senior secured notes under the Securities Act or to offer to exchange those notes in an exchange offer registered under the Securities Act. We will not be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to those notes. As a result, holders of our senior secured notes will only be entitled to receive certain information about us specified in the indenture governing the senior secured notes and information required by Rule 144A(d)(4) under the Securities Act. Except as included in the reports filed with the SEC, information about our company will be provided to holders of our senior secured notes on a confidential basis and may not be copied or reproduced, nor may it be distributed or any of its contents disclosed, to anyone other than holders of our senior secured notes and prospective purchasers of those notes pursuant to Rule 144A(d)(4). In addition, the indenture governing the senior secured notes will not be qualified under the Trust Indenture Act and we will not be required to comply with any provision of the Trust Indenture Act.

A holder’s ability to transfer our notes may be limited by the absence of an active trading market, and an active trading market for such notes may not develop.

The senior secured notes are new securities for which there is no established market and the senior unsecured notes are relatively new securities for which there is no established market. Accordingly, the development or liquidity of any market for the notes is uncertain. We do not intend to apply for a listing of the notes on a securities exchange or any automated dealer quotation system. We cannot assure a holder of our notes as to the liquidity of markets that may develop for the notes, such holder’s ability to sell the notes or the price at which such holder would be able to sell such notes. If such markets were to exist, the notes could trade at prices that may be lower than their principal amount or purchase price depending on many factors, including prevailing interest rates, the market for similar notes, our financial and operations performance and other factors. Historically, the market for noninvestment grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to the notes. The market, if any, for the notes may experience similar disruptions, and any such disruptions may adversely affect the prices at which a holder of notes may sell its notes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

Pursuant to Section 15(d) of the Securities Exchange Act of 1934, the Company’s obligations to file periodic and current reports ended as of October 1, 2010. Nevertheless, pursuant to (a) the Exchange Note Indenture entered into on October 24, 2008 by and among the Company, the guarantors named on the signature pages thereto and The Bank of New York Mellon, as Trustee (see Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010) and (b) the Indenture entered into on February 11, 2011 by and among the Company, the guarantors named on the signature pages thereto and The Bank of New York Mellon, as Trustee and Notes Collateral Agent (see Exhibit 4.2 to this Quarterly Report on Form 10-Q), the Company has agreed to voluntarily file with the SEC certain Current Reports on Form 8-K. Please see the Indentures for details on the Company’s specific filing obligations.

In addition, as provided in Note 16, “Subsequent Events,” to our unaudited consolidated financial statements, the following events took place subsequent to the end of the period covered by this Quarterly Report.

Senior Secured Credit Facility

On February 11, 2011, the Company amended and restated the senior secured credit facility to reflect modifications to certain provisions thereof. The modified terms of the senior secured credit facility include (1) an extension of the maturity of a portion of the senior secured term B-1 loans representing outstanding principal amounts of $2.2 billion from October 26, 2014 to October 26, 2017 (potentially springing to July 26, 2015, under the circumstances described below) by converting such loans into a new tranche of senior secured B-3 loans; (2) permission, at the election of the Company, to apply prepayments of term loans to the senior secured incremental term B-2 loans prior to the senior secured term B-1 loans and senior secured term B-3 loans and thereafter to the class of term loans with the next earliest maturity; (3) permission to issue indebtedness (including the senior secured notes referred to below) to refinance a portion of the term loans under the senior secured credit facility and to secure such indebtedness (including the senior secured notes) on a pari passu basis with the obligations under the senior secured credit facility, (4) permission for future refinancing of the term loans under the senior secured credit facility, and (5) permission for future extensions of the term loans and revolving credit commitments (including, in the case of the revolving credit commitments, by obtaining new revolving credit commitments) under the senior secured credit facility.

The new tranche of senior secured term B-3 loans bears interest at a rate per annum equal to either a base rate or a LIBOR rate, in each case plus an applicable margin. The base rate is determined by reference to the higher of (1) the prime rate of Citibank, N.A. and (2) the federal funds effective rate plus  1/2 of 1%. The applicable margin for borrowings of senior secured term B-3 loans is 3.50% per annum with respect to base rate borrowings and 4.50% per annum with respect to LIBOR borrowings. No changes were made to the maturity date or interest rates payable with respect to non-extended term B-1 loans.

The maturity of the senior secured term B-3 loans will automatically become due July 26, 2015 unless (i) the total net leverage ratio as tested on that date based upon the most recent financial statements provided to the lenders under the senior secured credit facility is no greater than 5.0 to 1.0 or (ii) on or prior to such date, either (x) an initial public offering of the Company shall have occurred or (y) at least $750 million in aggregate principal amount of the Company’s senior unsecured cash-pay notes and/or senior unsecured PIK toggle notes have been repaid or refinanced or their maturity has been extended to a date no earlier than 91 days after October 26, 2017.

The foregoing description of the amendment to the senior secured credit facility does not purport to be complete and is qualified in its entirety by reference to the full text thereof filed as Exhibit 10.2 to this Quarterly Report on

Form 10-Q and is incorporated into this Item by reference. The full text of the amended and restated senior secured credit facility is filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q and is incorporated into this Item by reference.

Senior Secured Notes

On February 11, 2011, the Company completed a private placement of $1,009 million of senior secured notes. The senior secured notes were sold pursuant to a Purchase Agreement, dated February 8, 2011, between the Company, certain of its subsidiaries, as guarantors, and Morgan Stanley & Co. Incorporated, on behalf of itself and the other initial purchasers identified therein.

The senior secured notes were issued at par, bear interest at a rate of 7% per annum and mature on April 1, 2019. The senior secured notes were sold through a private placement to qualified institutional buyers pursuant to Rule 144A (and outside the United States in reliance on Regulation S) under the Securities Act of 1933, as amended (the “Securities Act”). The senior secured notes have not been, and will not be, registered under the Securities Act or applicable state securities laws and may not be offered or sold absent registration under the Securities Act or applicable state securities laws or applicable exemptions from registration requirements.

The Purchase Agreement contains customary representations, warranties and agreements by the Company and indemnification provisions whereby the Company and the guarantors, on one hand, and the initial purchasers, on the other, have agreed to indemnify each other against certain liabilities. The foregoing description of the Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the full text thereof filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated into this Item by reference.

The proceeds from the notes were used to repay in full the senior secured incremental term B-2 loans outstanding under the Company’s senior secured credit facility (representing $988 million in aggregate principal amount and $12 million in accrued and unpaid interest) and to pay related fees and expenses.

The Company may redeem the senior secured notes commencing April 1, 2015 at 103.5% of the principal amount redeemed, which decreases to 101.75% on April 1, 2016 and to 100% on or after April 1, 2017. The Company may redeem all or part of the notes at any time prior to April 1, 2015 at 100% of the principal amount redeemed plus a “make-whole” premium. In addition, the Company may redeem up to 35% of the original aggregate principal balance of the senior secured notes at any time prior to April 1, 2014 with the net proceeds of certain equity offerings at 107% of the aggregate principal amount of senior secured notes redeemed. Upon the occurrence of specific kinds of changes of control, the Company will be required to make an offer to purchase the senior secured notes at 101% of their principal amount. If the Company or any of its restricted subsidiaries engages in certain asset sales, under certain circumstances the Company will be required to use the net proceeds to make an offer to purchase the senior secured notes at 100% of their principal amount.

Substantially all of the Company’s U.S. 100%-owned subsidiaries are guarantors of the senior secured notes. The facility is secured by substantially all of the assets of the Company and the subsidiary guarantors. The notes and the guarantees are secured equally and ratably (other than with respect to real estate) with the senior secured credit facility and any future first lien obligations by (i) a first-priority lien on substantially all of the Company’s and the guarantors’ assets, other than (x) any real estate and (y) collateral that secures the senior secured multi-currency asset based revolving credit facility on a first-priority basis (the “ABL Priority Collateral”), and (ii) a second-priority lien on the ABL Priority Collateral, subject to certain limited exceptions.

The indenture governing our senior secured notes contains a number of covenants, that, among other things and subject to certain exceptions, restrict the Company’s ability and the ability of certain of its subsidiaries to: (a) incur or guarantee additional debt and issue or sell certain preferred stock; (b) pay dividends on, redeem or repurchase the Company’s capital stock; (c) make certain acquisitions or investments; (d) incur or assume certain liens; (e) enter into transactions with affiliates; (f) merge or consolidate with another company; (g) transfer or otherwise dispose of assets; (h) redeem subordinated debt; (i) incur obligations that restrict the ability of the Company’s subsidiaries to make dividends or other payments to us; and (j) create or designate unrestricted subsidiaries. It also contains customary affirmative covenants and provides for events of default which, if certain of them occur, would permit the trustee or the holders of at least 30% in principal amount of the then total outstanding senior secured notes to declare the principal, premium, if any, interest and any other monetary obligations on all the then outstanding senior secured notes to be due and payable immediately.

The foregoing descriptions of the indenture governing our senior secured notes and our senior secured notes do not purport to be complete and are qualified in their entirety by reference to the full text thereof filed as Exhibits 4.1 and 4.2, respectively, to this Quarterly Report on Form 10-Q and are incorporated into this Item by reference. Also included as Exhibit 4.3 to this Quarterly Report on Form 10-Q is the related pledge and security agreement for the senior secured notes issuance, which is incorporated into this Item by reference.

As described in Note 7, “Financing Arrangements” to our unaudited financial statements included in this Quarterly Report on Form 10-Q, funds affiliated with Silver Lake and TPG were holders of incremental term B-2 loans. Similar to other holders of senior secured incremental term B-2 loans, those senior secured incremental term B-2 loans held by TPG and Silver Lake were repaid in connection with the issuance of the senior secured notes.

Item 6.	Exhibits.

Exhibit Number
4.1	Indenture dated February 11, 2011 by and among Avaya Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee*
4.2	Form of 7% Senior Secured Note due 2019*
4.3	Pledge and Security Agreement dated February 11, 2011 by and among Avaya Inc., certain subsidiaries of Avaya Inc. from time to time party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent*
10.1	Purchase Agreement dated February 8, 2011 between Avaya Inc. and Morgan Stanley & Co. Incorporated, as Representative for the several Initial Purchasers identified therein*
10.2	Amendment No. 2 to Credit Agreement dated February 11, 2011, by and among Avaya Inc., Citibank, N.A., as Administrative Agent, and each lender party thereto, amending Credit Agreement, dated as of October 26, 2007, by and among Avaya Inc., Sierra Holdings Corp., Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and each lender party thereto (Annex A to this Agreement is filed as Exhibit 10.3 hereto)*
10.3	Amended and Restated Credit Agreement dated February 11, 2011, by and among Avaya Inc., Sierra Holdings Corp., Citibank N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and each lender from time to time party thereto*
31.1	Certification of Kevin J. Kennedy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Anthony J. Massetti pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Kevin J. Kennedy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Anthony J. Massetti pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAYA INC.

By:	/S/ KEVIN J. MACKAY

Kevin J. MacKay Vice President, Controller & Chief Accounting Officer (Principal Accounting Officer)

February 14, 2011