Form 10-Q
period 2011-03-31
AVAYA INC
filed 2011-05-12
CIK 1116521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of May 6, 2011, 100 shares of Common Stock, $.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Avaya Inc.

Consolidated Statements of Operations (Unaudited)

(In millions)

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
REVENUE
Products	$757	$680	$1,479	$1,193
Services	633	640	1,277	1,187

	1,390	1,320	2,756	2,380

COSTS
Products:
Costs (exclusive of amortization of technology intangible assets)	343	325	675	548
Amortization of technology intangible assets	66	83	133	142
Services	339	376	687	644

	748	784	1,495	1,334

GROSS MARGIN	642	536	1,261	1,046

OPERATING EXPENSES
Selling, general and administrative	470	467	931	833
Research and development	121	116	236	197
Amortization of intangible assets	56	57	112	107
Impairment of long-lived assets	—	—	—	16
Restructuring charges, net	42	68	64	83
Acquisition-related costs	—	2	4	19

	689	710	1,347	1,255

OPERATING LOSS	(47)	(174)	(86)	(209)

Interest expense	(113)	(127)	(240)	(229)
Loss on extinguishment of debt	(246)	—	(246)	—
Other (expense) income, net	(7)	1	1	5

LOSS BEFORE INCOME TAXES	(413)	(300)	(571)	(433)
Provision for (benefit from) income taxes	19	(19)	41	(16)

NET LOSS	(432)	(281)	(612)	(417)
Less net income attributable to noncontrolling interests	—	1	—	2

NET LOSS ATTRIBUTABLE TO AVAYA INC.	$(432)	$(282)	$(612)	$(419)

The accompanying notes to consolidated financial statements are an integral part of these statements.

Avaya Inc.

Consolidated Balance Sheets (Unaudited)

(In millions, except per share and shares amounts)

	March 31, 2011	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$453	$579
Accounts receivable, net	734	792
Inventory	311	234
Deferred income taxes, net	4	3
Other current assets	307	276

TOTAL CURRENT ASSETS	1,809	1,884

Property, plant and equipment, net	423	450
Deferred income taxes, net	20	22
Intangible assets, net	2,367	2,603
Goodwill	4,080	4,075
Other assets	206	227

TOTAL ASSETS	$8,905	$9,261

LIABILITIES
Current liabilities:
Debt maturing within one year	$37	$48
Accounts payable	519	464
Payroll and benefit obligations	313	311
Deferred revenue	653	650
Business restructuring reserves, current portion	91	113
Other current liabilities	390	430

TOTAL CURRENT LIABILITIES	2,003	2,016

Long-term debt	6,139	5,880
Benefit obligations	2,270	2,275
Deferred income taxes, net	163	154
Business restructuring reserves, non-current portion	49	52
Other liabilities	299	312

TOTAL NON-CURRENT LIABILITIES	8,920	8,673

Commitments and contingencies

STOCKHOLDER’S DEFICIENCY
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,688	2,682
Accumulated deficit	(3,641)	(3,029)
Accumulated other comprehensive loss	(1,065)	(1,081)

TOTAL STOCKHOLDER’S DEFICIENCY	(2,018)	(1,428)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$8,905	$9,261

The accompanying notes to consolidated financial statements are an integral part of these statements.

Avaya Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six months ended March 31,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(612)	$(417)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	335	342
Share-based compensation	6	11
Amortization of debt issuance costs	11	11
Accretion of debt discount	17	11
Repayment of B-2 term loans related to cumulative accretion of debt discount	(50)	—
Non-cash charge for debt issuance costs upon redemption of incremental B-2 term loans	5	—
Third-party fees expensed in connection with the debt modification	9	—
Payment in kind interest	—	42
Provision for uncollectible receivables	2	2
Deferred income taxes, net	8	4
Gain on sale of long-lived assets	(1)	—
Impairment of long-lived and intangible assets	—	16
Unrealized (gains) losses on foreign currency exchange	(29)	23
Changes in operating assets and liabilities:
Accounts receivable	62	(83)
Inventory	(73)	(5)
Accounts payable	52	110
Payroll and benefit obligations	3	(7)
Business restructuring reserve	(28)	(7)
Deferred revenue	(9)	71
Other assets and liabilities	(57)	(126)

NET CASH USED FOR OPERATING ACTIVITIES	(349)	(2)

INVESTING ACTIVITIES:
Capital expenditures	(35)	(30)
Capitalized software development costs	(14)	(23)
Acquisition of businesses, net of cash acquired	(14)	(805)
Return of funds held in escrow from the NES acquisition	6	—
Liquidation of securities available for sale	—	2
Proceeds from sale of long-lived assets	3	8
Purchase of securities available for sale	—	(3)
Restricted cash	24	1

NET CASH USED FOR INVESTING ACTIVITIES	(30)	(850)

FINANCING ACTIVITIES:
Net proceeds from B-2 term loans and warrants	—	783
Repayment of B-2 term loans	(696)	—
Capital contribution from Parent	—	125
Debt issuance and modification costs	(42)	(5)
Proceeds from senior secured notes	1,009	—
Repayment of long-term debt	(22)	(24)
Other financing activities, net	(1)	(1)

NET CASH PROVIDED BY FINANCING ACTIVITIES	248	878

Effect of exchange rate changes on cash and cash equivalents	5	(17)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(126)	9
Cash and cash equivalents at beginning of period	579	567

Cash and cash equivalents at end of period	$453	$576

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

At the core of the Company’s business is a large and diverse global installed customer base. Customers range in size from small enterprises with only a few employees to large government agencies and multinational companies with over 100,000 employees. Avaya sells solutions directly and through its channel partners. As of March 31, 2011, Avaya has approximately 9,900 channel partners worldwide, including system integrators, service providers, value-added resellers and business partners that provide sales and service support.

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

Merger

On June 4, 2007, Avaya entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sierra Holdings Corp., a Delaware corporation (“Parent”), and Sierra Merger Corp., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub was merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). Parent was formed by affiliates of two private equity firms, Silver Lake Partners (“Silver Lake”) and TPG (“TPG”) (collectively, the “Sponsors”), solely for the purpose of entering into the Merger Agreement and consummating the Merger. The Merger Agreement provided for a purchase price of $8.4 billion for Avaya’s common stock. The Merger was completed on October 26, 2007.

Basis of Presentation

The consolidated financial statements include the accounts of Avaya and its subsidiaries. The accompanying unaudited interim consolidated financial statements as of March 31, 2011 and for the three and six months ended March 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the

United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements, and should be read in conjunction with the consolidated financial statements and other financial information for the fiscal year ended September 30, 2010, which were included in the Company’s Annual Report on Form 10-K filed with the SEC on December 7, 2010. The significant accounting policies used in preparing these unaudited interim consolidated financial statements are the same as those described in Note 2 to those audited consolidated financial statements except for recently adopted accounting guidance as discussed in Note 2 “Recent Accounting Pronouncements.” In management’s opinion, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated.

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

The new guidance generally did not change the units of accounting for the Company’s revenue transactions as products and services qualified as separate units of accounting in most transactions under the historical guidance. The new guidance does affect the timing of revenue recognition for multiple deliverable arrangements that include delivered products and undelivered items for which the Company is unable to demonstrate fair value pursuant to the historical guidance. In such cases, under the historical guidance, the delivered products were combined with the undelivered items to form a single unit of accounting and, revenue for the delivered and undelivered items was recognized on a straight-line basis or deferred until the earlier of when the fair value requirements were met or when the last item was delivered. In addition, under the historical guidance, the Company used the residual method to allocate arrangement consideration for multiple deliverable transactions where objective and reliable evidence of fair value of the delivered items could not be determined. Under the new guidance, the Company allocates the total arrangement consideration to each separable deliverable of an arrangement based upon the relative selling price of each deliverable and revenue is recognized upon delivery or completion of those units of accounting. As a result of adopting the new guidance, net revenues for the six months ended March 31, 2011 were not materially different from the net revenues that would have been recorded under the historical accounting guidance. The Company cannot reasonably estimate the effect of adopting the new guidance on future financial periods as the impact will vary depending on the nature and volume of new or materially modified multiple deliverable arrangements in any given period.

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

VSOE is based on the price charged when the deliverable is sold separately. TPE of selling price is established by evaluating largely interchangeable competitor products or services in standalone sales to similarly situated customers. As the Company is unable to reliably determine what competitors products’ selling prices are on a standalone basis, the Company is not typically able to determine TPE. ESP is based on the Company’s best estimates of what the selling prices of deliverables would be if they were sold regularly on a standalone basis. The ESP is established considering multiple factors including, but not limited to pricing practices in different geographies, through different sales channels, major product and services groups, and customer classifications. The Company limits the amount of revenue recognition for delivered items to the amount that is not contingent on the future delivery of products or services, future performance obligations, or subject to customer-specific return or refund privileges. Support services and operations services revenues are deferred and recognized ratably over the period during which the services are to be performed. Professional services arrangements are generally recognized upon delivery or completion of performance. For services performed on a time and materials basis, revenue is recognized upon performance.

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

3. Business Combinations and Other Transactions

Acquisition of the Enterprise Solutions Business of Nortel Networks Corporation

On September 16, 2009, the Company emerged as the winning bidder in bankruptcy court proceedings to acquire NES for $900 million in cash consideration subject to certain purchase price adjustments as set forth in the acquisition agreements (the “Acquisition”). On December 18, 2009 (the “acquisition date”), Avaya acquired certain assets and assumed certain liabilities of NES, including all the shares of Nortel Government Solutions Incorporated, for an initial purchase price of $943 million in cash consideration, which included a preliminary working capital adjustment of $43 million primarily related to the cash and securities owned by Nortel Government Solutions Incorporated. The Company and Nortel were required to determine the final purchase price post-closing based upon the various purchase price adjustments included in the acquisition agreements. During the first quarter of fiscal 2011, the Company and Nortel agreed to a final purchase price of $933 million and the Company received $6 million, representing all remaining amounts due to Avaya from funds held in escrow. The terms of the Acquisition do not include any significant contingent consideration arrangements. During the three and six months ended March 31, 2010, the Company expensed $2 million and $19 million, respectively, of acquisition costs as incurred. The acquisition of NES expanded Avaya’s global customer base, enhanced its technology portfolio, broadened its indirect sales channel and provided greater ability to compete globally.

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

The acquisition of NES has been accounted for under the acquisition method, which requires an allocation of the purchase price of the acquired entity to the assets acquired and liabilities assumed based on their estimated fair values from a market-participant perspective at the date of acquisition. The allocation of the purchase price was finalized as of December 18, 2010 as reflected within these consolidated financial statements. The fair values of the assets acquired and liabilities assumed were determined using the income, cost, and market approaches. The fair values of acquired technologies and customer relationships were estimated using the income approach, which values the subject asset using the projected cash flows to be generated by the asset, discounted at a required rate of return that reflects the relative risk of achieving the cash flow and the time value of money. The cost approach was used to estimate the fair values of property, plant, and equipment and reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation. The market approach was utilized in combination with the income approach to estimate the fair values of most working capital accounts.

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

The excess of the purchase price over the net tangible and intangible assets acquired resulted in goodwill of $425 million, which is attributable to the synergies and economies of scale provided to a market participant including marketing efforts principally located within the Company’s primary operating jurisdiction. The tax-deductible portion of goodwill was $383 million.

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

These unaudited consolidated financial statements include the operating results of the NES business as of December 19, 2009. Revenues specific to the NES business for the three months ended March 31, 2010 were $375 million and for the period from December 19, 2009 through March 31, 2010 were $418 million. Because the Company has eliminated overlapping processes and expenses and integrated its products and sales efforts with those of the acquired NES business, it is impractical to determine the earnings specific to the NES business for the three and six months ended March 31, 2010 included in the Consolidated Statements of Operations.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents certain information of the combined results of operations of the Company as though the Acquisition and related financing had been consummated as of the beginning of the earliest period presented. The unaudited pro forma financial information reflects certain adjustments associated with the Acquisition and related financing, including increases in amortization and depreciation expenses related to intangible assets and property, plant and equipment acquired, additional interest expense associated with the financing relating to the Acquisition and incremental employee compensation costs. No adjustments to the unaudited pro forma financial information have been made related to conforming Avaya and NES accounting policies. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have been realized if the Acquisition and related financing were completed on October 1, 2009, nor is it indicative of future operating results.

The unaudited pro forma financial information for the six months ended March 31, 2010 combines the historical results of Avaya for the six months ended March 31, 2010 and the historical results of NES for the period October 1 to December 18, 2009, and the effects of the pro forma adjustments listed above.

The unaudited pro forma revenue and net loss for the six months ended March 31, 2010 were $2,796 million and $551 million, respectively.

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

Other Acquisitions

Acquisition of Konftel AB

On January 3, 2011, the Company acquired all outstanding shares of Konftel AB (“Konftel”), for $14 million in cash consideration, inclusive of a working capital adjustment. Konftel is a Swedish-based vendor of conference room terminals, offering analog, internet protocol, soft, cellular, and session initiation protocol terminals.

The acquisition of Konftel has been accounted for under the acquisition method, which requires an allocation of the purchase price of the acquired entity to the assets acquired and liabilities assumed based on their estimated fair values from a market-participant perspective at the date of acquisition. The allocation of the purchase price as reflected within these consolidated financial statements is based on the best information available to management at the time these consolidated financial statements were issued and is provisional pending the completion of the valuation analysis of Konftel’s assets and liabilities. During the measurement period (which is not to exceed one-year from the acquisition date), the Company will be required to retrospectively adjust the provisional amounts recognized to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Further, during the measurement period, the Company is also required to recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date.

The fair values of the assets acquired and liabilities assumed were preliminarily determined using the income and market approaches. The fair values of acquired technologies and customer relationships were estimated using the income approach which values the subject asset using the projected cash flows to be generated by the asset, discounted at a required rate of return that reflects the relative risk of achieving the cash flow and the time value of money. The market approach was utilized in combination with the income approach to estimate the fair values of most working capital accounts.

The following table summarizes the consideration paid and the preliminary allocation of the purchase price to the assets acquired and the liabilities assumed in the acquisition based on their estimated fair values as of the close of the acquisition:

In millions
Accounts receivable	$5
Inventory	2
Intangible assets	5
Accounts payable	(2)
Payroll and benefit obligations	(1)

Net assets acquired	9
Goodwill	5

Purchase price	$14

Intangible assets include existing technologies of $3 million and customer relationships of $2 million, respectively. The existing technologies and customer relationships are being amortized over a weighted average useful life of 5 years, on a straight-line basis. No in-process research and development was acquired in the Konftel acquisition. Pro forma financial information was not prepared as the acquisition was not material.

The excess of the purchase price over the net tangible and intangible assets acquired resulted in goodwill of $5 million. The premiums paid by the Company in the transaction are largely attributable to the acquisition of an assembled workforce and the synergies and economies of scale provided to a market participant, particularly as it pertains to marketing efforts and customer base. None of the goodwill is deductible for tax purposes.

4. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the six months ended March 31, 2011 by operating segment are as follows:

In millions	Global Communications Solutions	Data	Avaya Global Services	Total
September 30, 2010	$1,421	$—	$2,654	$4,075
Acquisition of Konftel AB	5	—	—	5
Adjustments	—	—	(1)	(1)
Impact of foreign currency fluctuations	1	—	—	1

March 31, 2011	$1,427	$—	$2,653	$4,080

Balance as of March 31, 2011:
Goodwill	$2,561	$—	$2,653	$5,214
Accumulated Impairment	(1,134)	—	—	(1,134)

	$1,427	$—	$2,653	$4,080

Goodwill is not amortized but is subject to periodic testing for impairment in accordance with GAAP at the reporting unit level which is one level below the Company’s operating segments. The test for impairment is conducted annually each September 30th or more frequently if events occur or circumstances change indicating that the fair value of a reporting unit may be below its carrying amount. The Company determined that no events occurred or circumstances changed during the six months ended March 31, 2011 and 2010 that would indicate that the fair value of a reporting unit may be below its carrying amount.

Intangible Assets

Intangible assets include technology, customer relationships, trademarks and trade-names and other intangibles. Intangible assets with finite lives are amortized using straight-line and accelerated amortization methods in a manner which reflects the pattern in which the economic benefits of the tangible assets are consumed over the estimated economic lives of the assets.

The Company’s intangible assets consist of:

	March 31, 2011				September 30, 2010
In millions	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net
Acquired technology, patents and licenses	$1,368	$901	$—	$467	$1,371	$777	$—	$594
Customer relationships and other intangibles	2,261	716	—	1,545	2,258	604	—	1,654
Trademarks and trade names	545	—	190	355	545	—	190	355

Total intangible assets	$4,174	$1,617	$190	$2,367	$4,174	$1,381	$190	$2,603

Acquired technology, patents and licenses does not include capitalized software development costs. Unamortized capitalized software developments costs of $46 million and $55 million at March 31, 2011 and September 30, 2010, respectively, are included in other assets.

Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Intangible assets determined to have indefinite useful lives are not amortized but are tested for impairment annually, or more frequently if events or changes in circumstances indicate the asset may be impaired. The Company determined that no events occurred or circumstances changed during the six months ended March 31, 2011 and 2010 that would indicate that its indefinite-lived intangible assets may be impaired.

Future expected amortization expense of intangible assets for the years ending September 30 is as follows:

In millions	Estimated future amortization expense
Remainder of fiscal 2011	$237
2012	409
2013	276
2014	266
2015	243
2016 and thereafter	581

Total	$2,012

5. Supplementary Financial Information

Consolidated Statements of Operations Information

In millions	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
OTHER INCOME, NET
Interest income	$1	$1	$2	$3
Gain on foreign currency transactions	1	1	9	2
Costs incurred in connection with debt modification	(9)	—	(9)	—
Other, net	—	(1)	(1)	—

Total other income, net	$(7)	$1	$1	$5

COMPREHENSIVE LOSS
Net loss	$(432)	$(281)	$(612)	$(417)
Other comprehensive income (loss):
Pension, postretirement and postemployment benefit-related items, net of tax of $13 for the three and six months ended March 31, 2011 and $0 for the three and six months ended March 31, 2010	2	8	18	15
Cumulative translation adjustment	(16)	43	(21)	67
Unrealized gain on term loan interest rate swap, net of tax of $12 for the three and six months ended March 31, 2011 and $0 for the three and six months ended March 31, 2010	(4)	8	18	29
Unrealized gain on investments, net	1	1	1	1

Total comprehensive loss	$(449)	$(221)	$(596)	$(305)

Consolidated Balance Sheet Information

In millions	March 31, 2011	September 30, 2010
PROPERTY, PLANT AND EQUIPMENT, NET
Land and improvements	$38	$37
Buildings and improvements	287	279
Machinery and equipment	263	247
Rental equipment	165	157
Assets under construction	2	3
Internal use software	132	129

Total property, plant and equipment	887	852
Less: Accumulated depreciation and amortization	(464)	(402)

Property, plant and equipment, net	$423	$450

Included in buildings and improvements is $22 million under a capital lease related to an office facility acquired in the Acquisition.

6. Business Restructuring Reserves and Programs

Fiscal 2011 Restructuring Program

During the first six months of fiscal 2011, the Company continued to identify opportunities to streamline operations and generate cost savings which include exiting facilities and terminating employees. Restructuring charges recorded during the three and six months ended March 31, 2011 associated with these initiatives, net of adjustments to previous periods, were $42 million and $64 million, respectively, and include employee separation costs primarily associated with employee severance actions in Germany, as well as in the Europe, Middle East and Africa (“EMEA”) and U.S. regions. The headcount reductions identified in this action are expected to be completed in fiscal 2011, with related payments expected to be completed in fiscal 2013. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities are expected to continue through fiscal 2020. As the Company continues to evaluate and identify additional operational synergies, additional cost saving opportunities may be identified.

The following table summarizes the components of the fiscal 2011 restructuring program during the six months ended March 31, 2011:

In millions	Employee Separation Costs	Lease Obligations	Total
2011 restructuring charges	$56	$11	$67
Cash payments	(9)	(2)	(11)
Impact of foreign currency fluctuations	1	—	1

Balance as of March 31, 2011	$48	$9	$57

Fiscal 2010 Restructuring Program

During fiscal 2010, in response to the global economic climate and in anticipation of the acquisition of NES, the Company began implementing initiatives designed to streamline the operations of the Company and generate cost savings and developed initiatives to eliminate overlapping processes and expenses associated with that acquisition. During the second and third quarters of fiscal 2010, the Company exited certain facilities and terminated or relocated certain employees. Restructuring charges recorded during fiscal year ended September 30, 2010, net of adjustments to previous periods, were $171 million, and include employee separation costs associated with involuntary employee severance actions primarily in EMEA and the U.S., as well as costs associated with closing and consolidating facilities. The headcount reductions associated with this restructuring program were completed in fiscal 2011 and related payments identified in this action are expected to be completed in fiscal 2013. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities are expected to continue through fiscal 2020.

The following table summarizes the components of the fiscal 2010 restructuring program during the six months ended March 31, 2011:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of September 30, 2010	$76	$24	$100
Adjustments (1)	(5)	1	(4)
Cash payments	(53)	(7)	(60)
Impact of foreign currency fluctuations	—	(1)	(1)

Balance as of March 31, 2011	$18	$17	$35

(1)	Included in adjustments are changes in estimates, whereby all increases and decreases in costs related to the fiscal 2010 restructuring program are recorded to the restructuring charges line item in operating expenses in the period of the adjustment.

Fiscal 2009 Restructuring Program

During fiscal 2009, as a response to the global economic downturn, the Company began implementing initiatives designed to streamline the operations of the Company and generate cost savings, which include exiting facilities and terminating or relocating employees. Restructuring charges recorded during fiscal 2009 associated with these initiatives were $160 million and include employee separation costs primarily associated with involuntary employee severance actions in Germany, as well as in the EMEA and U.S. regions. The headcount reductions associated with this restructuring program were completed in fiscal 2010 and related payments identified in this action are expected to be completed in fiscal 2011. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities are expected to continue through fiscal 2020.

The following table summarizes the components of the fiscal 2009 restructuring program during the six months ended March 31, 2011:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of September 30, 2010	$12	$5	$17
Adjustments (1)	1	—	1
Cash payments	(10)	(2)	(12)
Impact of foreign currency fluctuations	(1)	2	1

Balance as of March 31, 2011	$2	$5	$7

(1)	Included in adjustments are changes in estimates, whereby all increases and decreases in costs related to the fiscal 2009 restructuring program are recorded to the restructuring charges line item in operating expenses in the period of the adjustment.

Fiscal 2008 Restructuring Reserve

In connection with the Merger, Avaya’s management and board of directors developed various plans and initiatives designed to streamline the operations of the Company and generate cost savings, which include exiting facilities and terminating or relocating employees. As a result, the Company recorded approximately $251 million of liabilities associated with involuntary employee severance actions and approximately $79 million established for future lease payments on properties expected to be closed or consolidated as part of these initiatives. These amounts include the remaining payments associated with the restructuring reserves of periods prior to the Merger. The headcount reductions associated with this restructuring program were substantially completed in 2009 and the related payments are expected to be completed in fiscal 2013. Cash payments associated with the lease obligations, net of sub-lease income, are expected to continue through 2020.

The following table summarizes the components of this reserve during the six months ended March 31, 2011:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of September 30, 2010	$14	$34	$48
Adjustments (1)	(1)	—	(1)
Cash payments	(7)	(2)	(9)
Impact of foreign currency fluctuations	2	1	3

Balance as of March 31, 2011	$8	$33	$41

(1)	Included in adjustments are changes in estimates, whereby all increases in costs related to the fiscal 2008 restructuring program are recorded to the restructuring charges line item in operating expenses in the period of the adjustment and decreases in costs are recorded as adjustments to goodwill.

7. Financing Arrangements

In connection with the Merger, on October 26, 2007, the Company entered into financing arrangements consisting of a senior secured credit facility, a senior unsecured credit facility, and a senior secured multi-currency asset based revolving credit facility. These arrangements were amended December 18, 2009 in connection with the Acquisition. On February 11, 2011, the Company amended and extended its senior secured credit facility and issued senior secured notes, the proceeds of which were used to repay the senior secured incremental term B-2 loans in full that were outstanding under the Company’s senior secured credit facility and related fees and expenses. Long-term debt consists of the following:

In millions	March 31, 2011	September 30, 2010
Senior secured term B-1 loans	$1,457	$3,662
Senior secured incremental term B-2 loans	—	732
Senior secured term B-3 loans	2,176	—
Senior secured notes	1,009	—
9.75% senior unsecured cash pay notes due 2015	700	700
10.125%/10.875% senior unsecured PIK toggle notes due 2015	834	834

	6,176	5,928
Debt maturing within one year	(37)	(48)

Long-term debt	$6,139	$5,880

Senior Secured Credit Facility

Prior to refinancing on February 11, 2011, the senior secured credit facility consisted of (a) a senior secured multi-currency revolver allowing for borrowings of up to $200 million, (b) a $3,800 million senior secured term loan (the “term B-1 loans”), which was drawn in full on the closing date of the Merger, and (c) a $1,000 million incremental senior secured term loan (the “incremental term B-2 loans”), which was drawn in full at an original issue discount of 20.0% on December 18, 2009.

On February 11, 2011, the Company amended and restated the senior secured credit facility to reflect modifications to certain provisions thereof. The modified terms of the senior secured credit facility include (1) an extension of the maturity of a portion of the term B-1 loans representing outstanding principal amounts of $2.2 billion from October 26, 2014 to October 26, 2017 (potentially springing to July 26, 2015, under the circumstances described below) by converting such loans into a new tranche of senior secured B-3 loans (the “term B-3 loans”); (2) permission, at the election of the Company, to apply prepayments of term loans to the incremental term B-2 loans prior to the term B-1 loans and term B-3 loans and thereafter to the class of term loans with the next earliest maturity; (3) permission to issue indebtedness (including the senior secured notes described below) to refinance a portion of the term loans under the senior secured credit facility and to secure such indebtedness (including the senior secured notes) on a pari passu basis with the obligations under the senior secured credit facility, (4) permission for future refinancing of the term loans under the senior secured credit facility, and (5) permission for future extensions of the term loans and revolving credit commitments (including, in the case of the revolving credit commitments, by obtaining new revolving credit commitments) under the senior secured credit facility.

The new tranche of term B-3 loans bears interest at a rate per annum equal to either a base rate or a LIBOR rate, in each case plus an applicable margin. The base rate is determined by reference to the higher of (1) the prime rate of Citibank, N.A. and (2) the federal funds effective rate plus  1/2 of 1%. The applicable margin for borrowings of term B-3 loans is 3.50% per annum with respect to base rate borrowings and 4.50% per annum with respect to LIBOR borrowings. No changes were made to the maturity date or interest rates payable with respect to the non-extended term B-1 loans.

The maturity of the term B-3 loans will automatically become due July 26, 2015 unless (i) the total net leverage ratio as tested on that date based upon the most recent financial statements provided to the lenders under the senior secured credit facility is no greater than 5.0 to 1.0 or (ii) on or prior to such date, either (x) an initial public offering of the Company shall have occurred or (y) at least $750 million in aggregate principal amount of the Company’s senior unsecured cash-pay notes and/or senior unsecured paid-in-kind (“PIK”) toggle notes have been repaid or refinanced or their maturity has been extended to a date no earlier than 91 days after October 26, 2017.

The amendment and restatement of the senior secured credit facility represents a debt modification for accounting purposes. Accordingly, third party expenses of $9 million incurred in connection with the transaction were expensed as incurred and included in other income, net. Avaya’s financing sources that held term B-1 loans and/or revolving credit commitments under the senior secured credit facility and consented to the amendment and restatement of the senior secured credit facility received in aggregate a consent fee of $10 million. Fees paid to or on behalf of the creditors in connection with the modification were recorded as a discount to the face value of the debt and will be accreted over the term of the debt as interest expense.

Additionally, as discussed more fully below, on February 11, 2011, the Company completed a private placement of $1,009 million of senior secured notes, the proceeds of which were used to repay in full the incremental term B-2 loans outstanding under the Company’s senior secured credit facility.

Funds affiliated with Silver Lake and TPG were holders of incremental term B-2 loans. Similar to other holders of senior secured incremental term B-2 loans, those senior secured incremental term B-2 loans held by TPG and Silver Lake were repaid in connection with the issuance of the senior secured notes.

The senior secured multi-currency revolver, which allows for borrowings of up to $200 million, was not impacted by the refinancing. The senior secured multi-currency revolver includes capacity available for letters of credit and for short-term borrowings, and is available in euros in addition to dollars. Borrowings are guaranteed by Parent and substantially all of the Company’s U.S. subsidiaries. The facility is secured by substantially all assets of Parent, the Company and the subsidiary guarantors. As of March 31, 2011 there were no amounts outstanding under the senior secured multi-currency revolver.

As a result of the refinancing transaction, the term loans outstanding under the senior secured credit facility include term B-1 loans and term B-3 loans with remaining face values as of March 31, 2011 (after all principal payments to date) of $1,457 million and $2,186 million, respectively. The Company is required to make scheduled principal payments under the term B-1 loans and the term B-3 loans, equal to $10 million in the aggregate on a quarterly basis.

As of March 31, 2011 affiliates of Silver Lake held $54 million and $124 million in outstanding principal amounts of term B-1 loans and term B-3 loans, respectively. As of September 30, 2010 affiliates of Silver Lake held $194 million and $274 million in outstanding principal amounts of term B-1 loans and incremental term B-2 loans, respectively.

As of March 31, 2011 affiliates of TPG held $144 million in outstanding principal amounts of term B-1 loans. As of September 30, 2010, affiliates of TPG held $145 million and $274 million in outstanding principal amounts of term B-1 loans and incremental term B-2 loans, respectively.

Senior Unsecured Notes

The Company issued $700 million of senior unsecured cash-pay notes and $750 million of senior unsecured PIK toggle notes. The interest rate for the cash-pay notes is fixed at 9.75% and the interest rates for the cash interest and PIK interest portions of the PIK-toggle notes are fixed at 10.125% and 10.875%, respectively. The Company may prepay the senior unsecured notes commencing November 1, 2011 at 104.875% of the cash pay note and at 105.0625% of PIK toggle note principal amount, which decreases to 102.4375% and 102.5313%, respectively, on November 1, 2012 and to 100% of each on or after November 1, 2013.

Substantially all of the Company’s U.S. 100%-owned subsidiaries are guarantors of the senior unsecured notes. For the periods May 1, 2009 through October 31, 2009 and November 1, 2009 through April 30, 2010, the Company elected to pay interest in kind on its senior PIK toggle notes. PIK interest of $41 million and $43 million was added, for these periods, respectively, to the principal amount of the senior unsecured notes effective November 1, 2009 and May 1, 2010, respectively, and will be payable when the senior unsecured notes become due. For the period of May 1, 2010 through October 31, 2010 and November 1, 2010 through April 30, 2011, the Company has elected to make such payments in cash interest. On April 29, 2011, the Company delivered notice to its creditors that, with respect to the interest period of May 1, 2011 to October 31, 2011, the Company will make such payments in cash interest.

Senior Secured Asset-Based Credit Facility

The Company’s senior secured multi-currency asset-based revolving credit facility allows for borrowings of up to $335 million, subject to availability under a borrowing base, of which $150 million may be in the form of letters of credit. The borrowing base at any time equals the sum of 85% of eligible accounts receivable plus 85% of the net orderly liquidation value of eligible inventory, subject to certain reserves and other adjustments. The Company and substantially all of its U.S. subsidiaries are borrowers under this facility, and borrowings are guaranteed by Parent, the Company and substantially all of the Company’s U.S. subsidiaries. The facility is secured by substantially all assets of Parent, the Company and the subsidiary guarantors. The senior secured multi-currency asset based revolving credit facility also provides the Company with the right to request up to $100 million of additional commitments under this facility. The principal amount outstanding under this facility is payable in full on October 26, 2013. At March 31, 2011 and September 30, 2010, there were no borrowings under this facility. At March 31, 2011 and September 30, 2010 there were $72 million and $53 million, respectively, of letters of credit issued in the ordinary course of business under the senior secured multi-currency revolver resulting in remaining availability of $205 million and $237 million, respectively.

Senior Secured Notes

On February 11, 2011, the Company completed a private placement of $1,009 million of senior secured notes. The senior secured notes were issued at par, bear interest at a rate of 7% per annum and mature on April 1, 2019. The senior secured notes were sold through a private placement to qualified institutional buyers pursuant to Rule 144A (and outside the United States in reliance on Regulation S) under the Securities Act of 1933, as amended (the “Securities Act”) and have not been, and will not be, registered under the Securities Act or applicable state securities laws.

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

Substantially all of the Company’s U.S. 100%-owned subsidiaries are guarantors of the senior secured notes. The facilities are secured by substantially all of the assets of the Company and the subsidiary guarantors.

The proceeds from the senior secured notes were used to repay in full the senior secured incremental term B-2 loans outstanding under the Company’s senior secured credit facility (representing $988 million in aggregate principal amount and $12 million in accrued and unpaid interest) and to pay related fees and expenses.

The issuance of the senior secured notes and repayment of the incremental term B-2 loans was accounted for as an extinguishment of the incremental term B-2 loans and issuance of new debt. Accordingly, the difference between the reacquisition price of the incremental term B-2 loans (including consent fees paid by Avaya to the holders of the incremental term B-2 loans that consented to the amendment and restatement of the senior secured credit facility of $1 million) and the carrying value of the incremental term B-2 loans (including unamortized debt discount and debt issue costs) of $246 million was recognized as a loss upon debt extinguishment during the quarter ended March 31, 2011. In connection with the issuance of the senior secured notes, the Company capitalized financing costs of $23 million during fiscal 2011 and is amortizing these costs over the term of the senior secured notes.

Our senior secured credit facility, senior secured multi-currency asset-based revolving credit facility, and the indentures governing our senior secured notes, senior unsecured cash-pay notes and senior unsecured PIK toggle notes contain a number of covenants, that, among other things and subject to certain exceptions, restrict the Company’s ability and the ability of certain of its subsidiaries to: (a) incur or guarantee additional debt and issue or sell certain preferred stock; (b) pay dividends on, redeem or repurchase the Company’s capital stock; (c) make certain acquisitions or investments; (d) incur or assume certain liens; (e) enter into transactions with affiliates; (f) merge or consolidate with another company; (g) transfer or otherwise dispose of assets; (h) redeem subordinated debt; (i) incur obligations that restrict the ability of the Company’s subsidiaries to make dividends or other payments to us; and (j) create or designate unrestricted subsidiaries. They also contain customary affirmative covenants and events of default. As of March 31, 2011, the Company was not in default under its senior secured credit facility, the indenture governing its senior secured notes, the indenture governing its senior unsecured notes or its senior secured multi-currency asset-based revolving credit facility.

The weighted average interest rate of the Company’s outstanding debt as of March 31, 2011 was 6.0% excluding the impact of the interest rate swaps described in Note 8, “Derivatives and Other Financial Instruments”.

Annual maturities of long-term debt for the next five years ending September 30 and thereafter consist of:

In millions
Remainder of fiscal 2011	19
2012	38
2013	38
2014	38
2015	1,442
2016 and thereafter	4,611

Total	$6,186

Capital Lease Obligations

Included in other liabilities is $24 million of capital lease obligations, primarily associated with an office facility assumed in the acquisition of NES.

8. Derivatives and Other Financial Instruments

Interest Rate Swaps

The Company uses interest rate swaps to manage the amount of its floating rate debt in order to reduce its exposure to variable rate interest payments associated with certain borrowings under the senior secured credit facility. The interest rate swaps are designated as cash flow hedges. The fair values of the interest rate swaps are reflected as an asset or liability in the Consolidated Balance Sheets, reported as a component of other comprehensive loss and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on derivative instruments representing hedge ineffectiveness are recognized in current earnings. The fair values of the interest rate swaps are estimated as the net present value of their projected cash flows at the balance sheet date.

The details of these swaps are as follows:

In millions	Effective Date	Maturity Date	Notional Amount	Floating Rate Received by Avaya	Fixed Rate Paid by Avaya

4-year swap	November 26, 2007	November 26, 2011	$200	3-month LIBOR	4.485%
5-year swap	November 26, 2007	November 26, 2012	300	3-month LIBOR	4.591%

Notional amount—2007 swaps			500
3-year swap	August 26, 2010	August 26, 2013	750	3-month LIBOR	1.160%
3-year swap	August 26, 2010	August 26, 2013	750	3-month LIBOR	1.135%
Notional amount—2010 swaps			1,500

Notional amount—Total			$2,000

The following table summarizes the (gains) and losses of the interest rate contracts qualifying and designated as cash flow hedging instruments:

	Three months ended March 31,		Six months ended March 31,
In millions	2011	2010	2011	2010
(Gain) loss on interest rate swaps
Recognized in other comprehensive loss	$(8)	$(8)	$(30)	$(29)

Reclassified from accumulated other comprehensive loss into interest expense	$9	$17	$25	$41

Recognized in operations (ineffective portion)	$—	$—	$—	$—

The Company expects to reclassify approximately $28 million from accumulated other comprehensive loss into expense in the next twelve months related to the Company’s interest rate swaps based on the projected borrowing rates at March 31, 2011.

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

The gains and (losses) of the foreign currency forward contracts included in other income (expense), net were $5 million and $22 million for the three months ended March 31, 2011 and 2010, respectively, and $(3) million and $30 million for the six months ended March 31, 2011 and 2010, respectively.

The following table summarizes the estimated fair value of derivatives:

In millions	March 31, 2011			September 30, 2010
Balance Sheet Location	Total	Foreign Currency Forward Contracts	Interest Rate Swaps	Total	Foreign Currency Forward Contracts	Interest Rate Swaps
Other current assets	$1	$1	$—	$5	$5	$—
Other non-current assets	2	—	2	—	—	—
Other current liabilities	(30)	(1)	(29)	(67)	(23)	(44)
Other non-current liabilities	—	—	—	(18)	—	(18)

Net Liability	$(27)	$—	$(27)	$(80)	$(18)	$(62)

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

Asset and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and September 30, 2010 were as follows:

	March 31, 2011
	Fair Value Measurements Using
In millions	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Current Assets:
Foreign currency forward contracts	$1	$—	$1	$—

Other Non-Current Assets:
Investments	$11	$11	$—	$—
Interest rate swaps	2	—	2	—

	$13	$11	$2	$—

Other Current Liabilities:
Foreign currency forward contracts	$1	$—	$1	$—
Interest rate swaps	29	—	29	—

	$30	$—	$30	$—

	September 30, 2010
	Fair Value Measurements Using
In millions	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Current Assets:
Foreign currency forward contracts	$5	$—	$5	$—

Other Non-Current Assets:
Investments	$10	$10	$—	$—

Other Current Liabilities:
Foreign currency forward contracts	$23	$—	$23	$—
Interest rate swaps	44	—	44	—

	$67	$—	$67	$—

Other Non-Current Liabilities:
Interest rate swaps	$18	$—	$18	$—

Interest Rate Swaps

Interest rate swaps classified as Level 2 assets and liabilities are priced using non-binding market prices that are corroborated by observable market data, or discounted cash flow techniques. Significant inputs to the discounted cash flow model include projected future cash flows based on projected 3-month LIBOR rates, and the average margin for companies with similar credit ratings and similar maturities. These are classified as Level 2 as they are not actively traded and are valued using pricing models that use observable market inputs.

Foreign Currency Forward Contracts

Foreign currency forward contracts classified as Level 2 assets and liabilities are priced using quoted market prices for similar assets or liabilities in active markets.

Fair Value of Financial Instruments

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximate carrying values because of the short-term nature of these instruments.

The estimated fair values of the amounts borrowed under the Company’s credit facilities and indentures at March 31, 2011 and September 30, 2010 were determined using quoted prices for such debt. The fair value of our debt is as follows:

	March 31, 2011		September 30, 2010
In millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Senior secured term B-1 loans	$1,457	$1,410	$3,662	$3,250
Senior secured incremental term B-2 loans	—	—	732	1,018
Senior secured term B-3 loans	2,176	2,134	—	—
Senior secured notes	1,009	985	—	—
9.75% senior unsecured cash pay notes due 2015	700	712	700	665
10.125%/10.875% senior unsecured PIK toggle notes due 2015	834	850	834	792

Total	$6,176	$6,091	$5,928	$5,725

10. Income Taxes

The provision for income taxes for the three months ended March 31, 2011 was $19 million, as compared to the benefit from income taxes for the three months ended March 31, 2010 of $19 million. The effective tax rate for the three months ended March 31, 2011 was 4.6% and the benefit rate for the three months ended March 31, 2010 was 6.3%, and differs from the U.S. Federal tax rate primarily due to the effect of taxable income in non-U.S. jurisdictions and due to the valuation allowance established against the Company’s U.S. deferred tax assets.

The provision for income taxes for the six months ended March 31, 2011 was $41 million, as compared to the benefit from income taxes for the six months ended March 31, 2010 of $16 million. The effective tax rate for the six months ended March 31, 2011 was 7.2% and the benefit rate for the six months ended March 31, 2010 was 3.7%, and differs from the U.S. Federal tax rate primarily due to the effect of taxable income in non-U.S. jurisdictions and due to the valuation allowance established against the Company’s U.S. deferred tax assets. The tax benefit for the six months ended March 31, 2010 includes a $10 million reduction in the Company’s unrecognized tax benefits due to the settlement of a global tax issue plus the reversal of interest in the amount of $5 million.

11. Benefit Obligations

The Company sponsors non-contributory defined benefit pension plans covering a portion of its U.S. employees and retirees, and postretirement benefit plans for U.S. retirees that include healthcare benefits and life insurance coverage. The Company froze benefit accruals and additional participation in the pension and postretirement plan for its U.S. management employees effective December 31, 2003. Effective May 24, 2009, the Company entered into a new three-year collective bargaining agreement (the “2009 Agreement”) with the Communications Workers of America (“CWA”) and the International Brotherhood of Electrical Workers (“IBEW”). The 2009 Agreement affects the level of pension and postretirement benefits available to U.S. employees of the Company who are represented by the CWA or IBEW (“represented employees”).

Certain non-U.S. operations have various retirement benefit programs covering substantially all of their employees. Some of these programs are considered to be defined benefit pension plans for accounting purposes.

The components of the pension and postretirement net periodic benefit cost (credit) for the three and six months ended March 31, 2011 and 2010 are provided in the table below:

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits - U.S.
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
In millions	2011	2010	2011	2010	2011	2010
Components of Net Periodic Benefit Cost
Service cost	$1	$2	$3	$2	$1	$1
Interest cost	37	40	5	6	8	9
Expected return on plan assets	(43)	(46)	(1)	—	(3)	(3)
Amortization of unrecognized prior service cost	1	—	—	—	1	1
Amortization of previously unrecognized net actuarial loss	16	9	1	—	1	1

Net periodic benefit cost	$12	$5	$8	$8	$8	$9

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits - U.S.
	Six months ended March 31,		Six months ended March 31,		Six months ended March 31,
In millions	2011	2010	2011	2010	2011	2010
Components of Net Periodic Benefit Cost (Credit)
Service cost	$3	$4	$5	$4	$2	$2
Interest cost	75	80	11	12	16	19
Expected return on plan assets	(87)	(91)	(1)	—	(6)	(6)
Amortization of unrecognized prior service cost	1	—	—	—	2	2
Amortization of previously unrecognized net actuarial loss	32	17	1	—	1	1

Net periodic benefit cost (credit)	$24	$10	$16	$16	$15	$18

The Company’s general funding policy with respect to its U.S. qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations. For the six month period ended March 31, 2011, the Company made contributions of $6 million to satisfy minimum statutory funding requirements. Estimated payments to satisfy minimum statutory funding requirements for the remainder of fiscal 2011 are $65 million.

The Company provides certain pension benefits for U.S. employees, which are not pre-funded, and certain pension benefits for non-U.S. employees, the majority of which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed or premiums are paid. For the six month period ended March 31, 2011, the Company made payments for these U.S. and non-U.S. pension benefits totaling $3 million and $15 million, respectively. Estimated payments for these U.S. and non-U.S. pension benefits for the remainder of fiscal 2011 are $4 million and $9 million, respectively.

During the first six months of fiscal 2011, the Company contributed $27 million to the represented employees’ post-retirement health trust to fund current benefit claims and costs of administration in compliance with the terms of the 2009 Agreement between the Company and the CWA and IBEW. Estimated contributions under the terms of the 2009 Agreement are $20 million for the remainder of fiscal 2011.

The Company also provides certain retiree medical benefits for U.S. employees, which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed. For the six month period ended March 31, 2011, the Company made payments totaling $7 million for these retiree medical benefits. Estimated payments for these retiree medical benefits for the remainder of fiscal 2011 are $7 million.

12. Share-based Compensation

The Sierra Holdings Corp. Amended and Restated 2007 Equity Incentive Plan (“2007 Plan”) governs the issuance of equity awards, including restricted stock units (“RSUs”) and stock options, to eligible plan participants. Key employees, directors, and consultants of the Company may be eligible to receive awards under the 2007 Plan. Each stock option, when vested and exercised, and each RSU, when vested, entitles the holder to receive one share of the Parent’s stock, subject to certain restrictions on their transfer and sale as defined in the 2007 Plan and the related award agreements. As of March 31, 2011, the Parent had authorized the issuance of up to 49,848,157 shares of its stock under the 2007 Plan, in addition to 2,924,125 shares underlying certain continuation awards that were permitted to be issued at the time of the Merger. There remained 4,305,201 shares available for grant under the 2007 Plan as of March 31, 2011.

Option Awards

During the six months ended March 31, 2011, the Company granted 2,616,250 time-based and 1,408,750 multiple-of-money options in the ordinary course of business. All of the options have an exercise price of $3.00 per share and expire ten years from the date of grant or upon cessation of employment, in which event there are limited exercise provisions allowed for vested options.

Time-based options granted during the six months ended March 31, 2011 vest over their performance periods, generally four years. Compensation expense equal to the fair value of the option measured on the grant date is recognized utilizing graded attribution over the requisite service period.

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

For the six months ended March 31, 2011 and 2010, the Company recognized share-based compensation associated with options issued under the 2007 Plan of $5 million and $10 million, respectively, which is included in costs and operating expenses. For the three months ended March 31, 2011 and 2010, the Company recognized share-based compensation associated with options issued under the 2007 Plan of $2 million and $4 million, respectively, which is included in costs and operating expenses.

Restricted Stock Units

The Company has “RSUs” which represent the right to receive one share of the Parent’s stock when fully vested. The fair value of the RSUs is estimated by the Board of Directors on the respective dates of grant.

During the six months ended March 31, 2011, the Company awarded 115,000 RSUs in the ordinary course of business. The fair market value (as defined in the 2007 Plan) of these awards at the date of grant was $3.00 per share.

At March 31, 2011, there were 1,470,000 awarded RSUs outstanding under the 2007 Plan, of which 660,000 were fully vested. For each of the six months ended March 31 2011 and 2010, the Company recognized share-based compensation associated with RSUs granted under the 2007 Plan of $1 million.

13. Reportable Segments

Avaya conducts its business operations in three segments. Two of those segments, Global Communications Solutions (“GCS”) and Data Networking (“Data”), make up Avaya’s product portfolio. The third segment contains Avaya’s services portfolio and is called Avaya Global Services (“AGS”).

The Company acquired its Data business as part of the acquisition of NES on December 18, 2009 and, prior to the fourth quarter of fiscal 2010, included the results of the Data business within the reported results of the GCS segment. During the fourth quarter of fiscal 2010, the Company changed the manner in which it organizes and reports its segments to present the Data business as a separate reportable segment and no longer includes its results as a part of the GCS segment. To be consistent with this reporting structure, the revenues and gross margins of the Data business for the period December 18, 2009 through March 31, 2010 have been reclassified from the GCS segment to the Data segment.

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

Summarized financial information relating to the Company’s reportable segments is shown in the following table:

	Three months ended March 31,		Six months ended March 31,
In millions	2011	2010	2011	2010
REVENUE
Global Communications Solutions	$681	$588	$1,325	$1,089
Data Networking	76	93	155	107
Avaya Global Services	634	643	1,279	1,190
Unallocated Amounts (1)	(1)	(4)	(3)	(6)

	$1,390	$1,320	$2,756	$2,380

GROSS MARGIN
Global Communications Solutions	$379	$316	$736	$604
Data Networking	35	37	67	45
Avaya Global Services	296	272	599	553
Unallocated Amounts (1)	(68)	(89)	(141)	(156)

	642	536	1,261	1,046

OPERATING EXPENSES
Selling, general and administrative	470	467	931	833
Research and development	121	116	236	197
Amortization of intangible assets	56	57	112	107
Impairment of long-lived assets	—	—	—	16
Restructuring charges, net	42	68	64	83
Acquisition-related costs	—	2	4	19

	689	710	1,347	1,255

OPERATING LOSS	(47)	(174)	(86)	(209)
INTEREST EXPENSE AND OTHER INCOME, NET	(366)	(126)	(485)	(224)

LOSS BEFORE INCOME TAXES	$(413)	$(300)	$(571)	$(433)

(1)	Unallocated Amounts in Gross Margin include the amortization of technology intangible assets that are not identified with a specific segment. Unallocated Amounts in Revenue and Gross Margin also include the impacts of certain fair value adjustments recorded in purchase accounting in connection with the Merger.

14. Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations and proceedings, including, but not limited to, those identified below, relating to intellectual property, commercial, securities, employment, employee benefits, environmental and regulatory matters.

Other than as described below, the Company believes there is no litigation pending or environmental and regulatory matters against the Company that could have, individually or in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.

Government Subpoenas

On May 3, 2005, the Company received a subpoena from the Office of Inspector General, U.S. General Services Administration, relating to a federal investigation of the Company’s billing for telecommunications equipment and maintenance services. In January 2011, the Company settled this matter, as well as ancillary state matters, for approximately $16 million, including legal fees for plaintiffs’ lawyers.

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

Intellectual Property

In the ordinary course of business, the Company is involved in litigation alleging it has infringed upon third parties’ intellectual property rights, including patents. These matters are on-going and the outcomes are subject to inherent uncertainties. As a result, the Company cannot be assured that any such matter will not have a material adverse effect on its financial position, results of operations or cash flows. However, management does provide for estimated losses if and when it believes the facts and circumstances indicate that a loss is probable and the loss can be reasonably estimated. While it is not possible at this time to determine with certainty the ultimate outcome of these cases, the Company believes there are no such infringement matters that could have, individually or in aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other

Since November 2008, OpenLink Software Inc. (“OpenLink”), a former supplier of software utilized by Avaya in its Call Management System, has alleged that the Company breached the terms of software licenses in an OEM agreement dated June 23, 1997, as amended from time to time. In April 2011, the Company settled this matter without the Company admitting wrongdoing and for an amount that did not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

In October 2009, a former supplier in France, Combel, made a claim for improper termination of the Company’s relationship under French law seeking damages of at least €10 million and a provisional (interim) indemnity by the Company of €5 million. The Company disputes that Combel is entitled to any such damages and that it has not improperly terminated the relationship. In December 2010, the court rejected all claims of Combel based on the allegedly improper termination of the commercial relationship and only a claim with respect to the buyback of inventory remains open. To assess the value of the remaining inventory, the court appointed an expert. Combel has filed an appeal against the Court decision. The next hearing is scheduled in September 2011. An outcome cannot be predicted and, as a result, the Company cannot be assured that this case will not have a material adverse effect on its financial position, results of operations or cash flows.

In October 2009, a group of 85 former employees of Avaya’s former Shreveport, Louisiana manufacturing facility brought suit in Louisiana state court, naming as defendants Alcatel-Lucent USA, Inc., Lucent Technologies Services Company, Inc., and AT&T Technologies, Inc. The former employees allege hearing loss due to hazardous noise exposure from the facility dating back over forty years, and stipulate that the total amount of each individual’s damages does not exceed fifty thousand dollars. In February 2010 plaintiffs amended their complaint and added an additional 10 former employees as plaintiffs, raising the total number of plaintiffs to 95, and added Avaya Inc. as a named defendant. In April 2010, plaintiffs sought leave of court to add an additional 10 plaintiffs. In April 2011, nine plaintiffs were dismissed from this action without prejudice. This matter is in the early phases of discovery. The Company cannot determine if this matter will have an effect on our business, or, if it does, whether its outcome will have a material adverse effect on our financial position, results of operations or cash flow.

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

In millions
Balance as of September 30, 2010	$45
Reductions for payments and costs to satisfy claims	(22)
Accruals for warranties issued during the period	13
Adjustments	(2)

Balance as of March 31, 2011	$34

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

Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements

Letters of Credit

The Company has uncommitted credit facilities of $50 million, of which the Company had entered into letters of credit totaling $48 million as of March 31, 2011, that vary in term for the purpose of securing third party financial guarantees, such as letters of credit, which ensure the Company’s performance or payment to third parties. As of March 31, 2011, the Company had outstanding an aggregate of $120 million in irrevocable letters of credit under its committed and uncommitted credit facilities (including $72 million under its $535 million committed credit facilities).

Surety Bonds

The Company arranges for the issuance of various types of surety bonds, such as license, permit, bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. These bonds vary in duration although most are issued and outstanding from nine months to three years. These bonds are backed by $12 million of the Company’s letters of credit. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $24 million as of March 31, 2011.

Purchase Commitments and Termination Fees

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and to help assure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that allow them to produce and procure inventory based upon forecasted requirements provided by the Company. If the Company does not meet these specified purchase commitments, it could be required to purchase the inventory, or in the case of certain agreements, pay an early termination fee. As of March 31, 2011, the maximum potential payment under these commitments was approximately $153 million. Historically, the Company has not been required to pay a charge for not meeting its designated purchase commitments with these suppliers.

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

Product Financing Arrangements

The Company sells products to various resellers that may obtain financing from certain unaffiliated third-party lending institutions. For the Company’s product financing arrangement with resellers outside the U.S., in the event participating resellers default on their payment obligations to the lending institution, the Company is obligated under certain circumstances to guarantee repayment to the lending institution. The repayment amount fluctuates with the level of product financing activity. The guaranteed repayment amount was approximately $3 million as of March 31, 2011. The Company reviews and sets the maximum credit limit for each reseller participating in this financing arrangement. Historically, there have not been any guarantee repayments by the

Company. The Company has estimated the fair value of this guarantee as of March 31, 2011, and has determined that it is not significant. There can be no assurance that the Company will not be obligated to repurchase inventory under this arrangement in the future.

Long-Term Cash Incentive Plan

The Parent has established a long-term incentive cash bonus plan (“LTIP”). Under the LTIP, the Parent will make cash awards available to compensate certain key employees upon the achievement of defined returns on the Sponsors’ initial investment in the Parent (a “triggering event”). The Parent has issued LTIP awards covering a total of $60 million, of which $43 million in awards were outstanding as of March 31, 2011. Compensation expense relative to the LTIP awards will be recognized upon the occurrence of a triggering event (e.g., a sale or initial public offering). As of March 31, 2011, no compensation expense associated with the LTIP has been recognized.

Performance Guarantee

In connection with the sales of certain businesses, the Company has assigned its rights and obligations under several real estate leases to the acquiring companies (the “assignees”). The remaining terms of these leases vary from one year to four years. While the Company is no longer the primary obligor under these leases, the lessors have not completely released the Company from its obligations, and hold it secondarily liable in the event that the assignees default on these leases. The maximum potential future payments the Company could be required to make, if all of the assignees were to default as of March 31, 2011, would be approximately $3 million. The Company has assessed the probability of default by the assignees and has determined it to be remote.

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

15. Guarantor—Non Guarantor financial information

Borrowings by Avaya Inc. under the senior secured credit facility are jointly and severally, fully, and unconditionally guaranteed by all wholly owned U.S. subsidiaries of Avaya Inc. (with certain agreed-upon exceptions) (collectively, the “Guarantors”) and Parent. The senior secured notes, the senior unsecured cash-pay notes and the senior unsecured PIK toggle notes issued by Avaya Inc. are jointly and severally, fully and unconditionally guaranteed by the Guarantors. None of the other subsidiaries of Avaya Inc., either directly or indirectly, guarantees the senior secured credit facility, the senior secured notes, the senior unsecured cash-pay notes or the senior unsecured PIK toggle notes (“Non-Guarantors”).

Avaya Inc. and each of the Guarantors are authorized to borrow under the senior secured asset-based credit facility. Borrowings under that facility are jointly and severally, fully, and unconditionally guaranteed by Avaya Inc. and the Guarantors. Additionally these borrowings are fully and unconditionally guaranteed by the Parent.

The senior secured notes and the related guarantees are secured equally and ratably (other than with respect to real estate) with the senior secured credit facility and any future first lien obligations by (i) a first-priority lien on substantially all of Avaya Inc.’s and the Guarantors’ assets, other than (x) any real estate and (y) collateral that secures the senior secured multi-currency asset based revolving credit facility on a first-priority basis (the “ABL Priority Collateral”), and (ii) a second-priority lien on the ABL Priority Collateral, subject to certain limited exceptions.

The following tables present the financial position, results of operations and cash flows of Avaya Inc., the Guarantors , the Non-Guarantors and Eliminations as of March 31, 2011 and 2010, and for the three and six months ended March 31, 2011 and 2010 to arrive at the information for Avaya Inc. on a consolidated basis.

Supplemental Condensed Consolidating Schedule of Operations

	Three months ended March 31, 2011
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$751	$107	$659	$(127)	$1,390

COST	414	93	368	(127)	748

GROSS MARGIN	337	14	291	—	642

OPERATING EXPENSES
Selling, general and administrative	197	25	248	—	470
Research and development	71	4	46	—	121
Amortization of intangible assets	53	1	2	—	56
Restructuring charges, net	7	(1)	36	—	42

	328	29	332	—	689

OPERATING INCOME (LOSS)	9	(15)	(41)	—	(47)

Interest expense	(109)	(4)	—	—	(113)
Loss on extinguishment of debt	(246)	—	—	—	(246)
Other income, net	3	1	(11)	—	(7)

LOSS BEFORE INCOME TAXES	(343)	(18)	(52)	—	(413)

(Benefit from) provision for income taxes	(14)	—	33	—	19
Equity in net loss of consolidated subsidiaries	(103)	—	—	103	—

NET LOSS	(432)	(18)	(85)	103	(432)

Less net income attributable to noncontrolling interests	—	—	—	—	—

NET LOSS ATTRIBUTABLE TO AVAYA INC.	$(432)	$(18)	$(85)	$103	$(432)

Supplemental Condensed Consolidating Schedule of Operations

	Three months ended March 31, 2010
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$708	$92	$638	$(118)	$1,320

COST	445	67	390	(118)	784

GROSS MARGIN	263	25	248	—	536

OPERATING EXPENSES
Selling, general and administrative	186	27	254	—	467
Research and development	57	3	56	—	116
Amortization of intangible assets	56	1	—	—	57
Restructuring charges, net	21	—	47	—	68
Acquisition-related costs	2	—	—	—	2

	322	31	357	—	710

OPERATING LOSS	(59)	(6)	(109)	—	(174)

Interest expense	(121)	(5)	(1)	—	(127)
Other income, net	(4)	(1)	6	—	1

LOSS BEFORE INCOME TAXES	(184)	(12)	(104)	—	(300)

Provision for (benefit from) income taxes	2	1	(22)	—	(19)
Equity in net income of consolidated subsidiaries	(95)	—	—	95	—

NET LOSS	(281)	(13)	(82)	95	(281)

Less net income attributable to noncontrolling interests	—	—	1	—	1

NET LOSS ATTRIBUTABLE TO AVAYA INC.	$(281)	$(13)	$(83)	$95	$(282)

Supplemental Condensed Consolidating Schedule of Operations

	Six months ended March 31, 2011
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$1,497	$217	$1,270	$(228)	$2,756

COST	838	191	694	(228)	1,495

GROSS MARGIN	659	26	576	—	1,261

OPERATING EXPENSES
Selling, general and administrative	405	48	478	—	931
Research and development	140	7	89	—	236
Amortization of intangible assets	104	2	6	—	112
Restructuring charges, net	14	(1)	51	—	64
Acquisition-related costs	1	—	3	—	4

	664	56	627	—	1,347

OPERATING LOSS	(5)	(30)	(51)	—	(86)

Interest expense	(232)	(9)	—	1	(240)
Loss on extinguishment of debt	(246)	—	—	—	(246)
Other income (expense), net	(2)	2	2	(1)	1

LOSS BEFORE INCOME TAXES	(485)	(37)	(49)	—	(571)

(Benefit from) provision for income taxes	(8)	—	49	—	41
Equity in net loss of consolidated subsidiaries	(135)	—	—	135	—

NET LOSS	(612)	(37)	(98)	135	(612)

Less net income attributable to noncontrolling interests	—	—	—	—	—

NET LOSS ATTRIBUTABLE TO AVAYA INC.	$(612)	$(37)	$(98)	$135	$(612)

Supplemental Condensed Consolidating Schedule of Operations

	Six months ended March 31, 2010
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$1,292	$126	$1,148	$(186)	$2,380

COST	791	83	646	(186)	1,334

GROSS MARGIN	501	43	502	—	1,046

OPERATING EXPENSES
Selling, general and administrative	337	37	459	—	833
Research and development	103	6	88	—	197
Amortization of intangible assets	106	1	—	—	107
Impairment of long-lived assets	7	—	9	—	16
Restructuring charges, net	28	—	55	—	83
Acquisition-related costs	19	—	—	—	19

	600	44	611	—	1,255

OPERATING LOSS	(99)	(1)	(109)	—	(209)

Interest expense	(219)	(9)	(1)	—	(229)
Other income (expense), net	(2)	(1)	8	—	5

LOSS BEFORE INCOME TAXES	(320)	(11)	(102)	—	(433)

Provision for (benefit from) income taxes	5	1	(22)	—	(16)
Equity in net loss of consolidated subsidiaries	(94)	—	—	94	—

NET LOSS	(419)	(12)	(80)	94	(417)

Less net income attributable to noncontrolling interests	—	—	2	—	2

NET LOSS ATTRIBUTABLE TO AVAYA INC.	$(419)	$(12)	$(82)	$94	$(419)

Supplemental Condensed Consolidating Balance Sheet

	March 31, 2011
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$163	$19	$271	$—	$453
Accounts receivable, net—external	247	44	443	—	734
Accounts receivable—internal	626	191	87	(904)	—
Inventory	167	11	133	—	311
Deferred income taxes, net	—	—	4	—	4
Other current assets	98	93	116	—	307
Internal notes receivable, current	1,551	113	(16)	(1,648)	—

TOTAL CURRENT ASSETS	2,852	471	1,038	(2,552)	1,809
Property, plant and equipment, net	249	29	145	—	423
Deferred income taxes, net	—	—	20	—	20
Intangible assets, net	2,093	38	236	—	2,367
Goodwill	4,074	—	6	—	4,080
Other assets	179	7	20	—	206
Investment in consolidated subsidiaries	(1,684)	7	24	1,653	—

TOTAL ASSETS	$7,763	$552	$1,489	$(899)	$8,905

LIABILITIES
Current liabilities:
Debt maturing within one year—external	$37	$—	$—	$—	$37
Debt maturing within one year—internal	117	363	1,168	(1,648)	—
Accounts payable—external	314	21	184	—	519
Accounts payable—internal	177	248	479	(904)	—
Payroll and benefit obligations	132	16	165	—	313
Deferred revenue	539	40	74	—	653
Business restructuring reserve, current portion	22	4	65	—	91
Other current liabilities	260	4	126	—	390

TOTAL CURRENT LIABILITIES	1,598	696	2,261	(2,552)	2,003

Long-term debt	6,139	—	—	—	6,139
Benefit obligations	1,788	—	482	—	2,270
Deferred income taxes, net	162	—	1	—	163
Business restructuring reserve, non-current portion	23	1	25	—	49
Other liabilities	71	23	205	—	299

TOTAL NON-CURRENT LIABILITIES	8,183	24	713	—	8,920

TOTAL STOCKHOLDER’S DEFICIENCY	(2,018)	(168)	(1,485)	1,653	(2,018)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$7,763	$552	$1,489	$(899)	$8,905

Supplemental Condensed Consolidating Balance Sheet

	September 30, 2010
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$348	$26	$205	$—	$579
Accounts receivable, net—external	326	46	420	—	792
Accounts receivable—internal	530	184	67	(781)	—
Inventory	108	15	111	—	234
Deferred income taxes, net	—	—	3	—	3
Other current assets	95	80	101	—	276
Internal notes receivable, current	1,423	89	(16)	(1,496)	—

TOTAL CURRENT ASSETS	2,830	440	891	(2,277)	1,884
Property, plant and equipment, net	266	31	153	—	450
Deferred income taxes, net	—	—	22	—	22
Intangible assets, net	2,300	39	264	—	2,603
Goodwill	4,075	—	—	—	4,075
Other assets	178	8	41	—	227
Investment in consolidated subsidiaries	(1,527)	7	23	1,497	—

TOTAL ASSETS	$8,122	$525	$1,394	$(780)	$9,261

LIABILITIES
Current liabilities:
Debt maturing within one year—external	$48	$—	$—	$—	$48
Debt maturing within one year—internal	92	355	1,049	(1,496)	—
Accounts payable—external	252	30	182	—	464
Accounts payable—internal	155	181	445	(781)	—
Payroll and benefit obligations	145	20	146	—	311
Deferred revenue	548	32	70	—	650
Business restructuring reserve, current portion	26	4	83	—	113
Other current liabilities	296	5	129	—	430

TOTAL CURRENT LIABILITIES	1,562	627	2,104	(2,277)	2,016

Long-term debt	5,880	—	—	—	5,880
Benefit obligations	1,814	—	461	—	2,275
Deferred income taxes, net	153	—	1	—	154
Business restructuring reserve, non-current portion	25	4	23	—	52
Other liabilities	116	23	173	—	312

TOTAL NON-CURRENT LIABILITIES	7,988	27	658	—	8,673

TOTAL STOCKHOLDER’S DEFICIENCY	(1,428)	(129)	(1,368)	1,497	(1,428)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$8,122	$525	$1,394	$(780)	$9,261

Supplemental Condensed Consolidating Schedule of Cash Flows

	Six months ended March 31, 2011
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net loss	$(612)	$(37)	$(98)	$135	$(612)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities	251	6	56	—	313
Changes in operating assets and liabilities	(84)	43	(9)	—	(50)
Equity in net loss of consolidated subsidiaries	135	—	—	(135)	—

NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(310)	12	(51)	—	(349)

INVESTING ACTIVITIES:
Capital expenditures	(16)	—	(19)	—	(35)
Capitalized software development costs	(12)	(2)	—	—	(14)
Return of funds held in escrow from the NES acquisition	6	—	—	—	6
Acquisition of businesses, net of cash acquired	—	—	(14)	—	(14)
Proceeds from sale of long-lived assets	1	—	2	—	3
Restricted cash	—	—	24	—	24

NET CASH USED FOR INVESTING ACTIVITIES	(21)	(2)	(7)	—	(30)

FINANCING ACTIVITIES:
Repayment of B-2 term loans	(696)	—	—	—	(696)
Debt issuance and modification costs	(42)	—	—	—	(42)
Proceeds from senior secured notes	1,009	—	—	—	1,009
Repayment of long-term debt	(22)	—	—	—	(22)
Net (repayments) borrowings of intercompany debt	(103)	(16)	119	—	—
Other financing activities, net	—	(1)	—	—	(1)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	146	(17)	119	—	248

Effect of exchange rate changes on cash and cash equivalents	—	—	5	—	5

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(185)	(7)	66	—	(126)
Cash and cash equivalents at beginning of period	348	26	205	—	579

Cash and cash equivalents at end of period	$163	$19	$271	$—	$453

Supplemental Condensed Consolidating Schedule of Cash Flows

	Six months ended March 31, 2010
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net loss	$(419)	$(12)	$(80)	$94	$(417)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities	376	4	82	—	462
Changes in operating assets and liabilities	(45)	(4)	2	—	(47)
Equity in net loss of consolidated subsidiaries	94	—	—	(94)	—

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	6	(12)	4	—	(2)

INVESTING ACTIVITIES:
Capital expenditures	(13)	(1)	(16)	—	(30)
Capitalized software development costs	(20)	(3)	—	—	(23)
Acquisition of businesses, net of cash acquired	(534)	37	(308)	—	(805)
Liquidation of securities of long-lived assets	—	2	—	—	2
Proceeds from sale of long-lived assets	2	—	6	—	8
Purchase of securities available for sale	—	—	(3)	—	(3)
Restricted cash	—	—	1	—	1

NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(565)	35	(320)	—	(850)

FINANCING ACTIVITIES:
Net proceeds from B-2 term loans and warrants	783	—	—	—	783
Capital contribution from Parent	125	—	—	—	125
Debt issuance costs	(5)	—	—	—	(5)
Repayment of long-term debt	(24)	—	—	—	(24)
Net (repayments) borrowings of intercompany debt	(218)	(14)	232	—	—
Internal capital contribution from Parent Company	(100)	—	100	—	—
Other financing activities, net	—	—	(1)	—	(1)

NET CASH PROVIDED BY FINANCING ACTIVITIES	561	(14)	331	—	878

Effect of exchange rate changes on cash and cash equivalents	—	—	(17)	—	(17)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2	9	(2)	—	9
Cash and cash equivalents at beginning of period	376	2	189	—	567

Cash and cash equivalents at end of period	$378	$11	$187	$—	$576

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our accompanying unaudited interim consolidated financial statements as of March 31, 2011 and for the three and six months ended March 31, 2011 and 2010, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission, or the SEC, for interim financial statements, and should be read in conjunction with our consolidated financial statements and other financial information for the fiscal year ended September 30, 2010, which were included in our Annual Report on Form 10-K filed with the SEC on December 7, 2010. In our opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated.

Certain prior period amounts have been reclassified to conform to the current interim period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

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

Acquisition of the Enterprise Solutions Business of Nortel Network Corporation

On December 18, 2009, Avaya acquired certain assets and assumed certain liabilities of the enterprise solutions business (“NES”) of Nortel Networks Corporation (“Nortel”), including all the shares of Nortel Government Solutions Incorporated, for $943 million in cash consideration (the “Acquisition”). The Company and Nortel were required to determine the final purchase price post-closing based upon the various purchase price adjustments included in the acquisition agreements. During the first quarter of fiscal 2011, the Company and Nortel agreed on a final purchase price of $933 million, and we received $6 million, representing all remaining amounts due to Avaya from funds held in escrow. The terms of the acquisition did not include any significant contingent consideration arrangements. The acquisition of NES expanded Avaya’s technology portfolio, enhanced its customer base, broadened its indirect sales channel, and provided greater ability to compete globally. Please refer to Note 3, “Business Combinations and Other Transactions,” to our unaudited interim consolidated financial statements for further details.

Refinancing of Debt

On February 11, 2011 the Company completed a refinancing of certain debt which deferred principal payments of $2.1 billion and $950 million originally due October 26, 2014 through October 26, 2017 and April 1, 2019, respectively.

The Company amended and restated its senior secured credit facility to, among other things, permit the extension of the maturity of a portion of the senior secured term B-1 loans representing outstanding principal amounts of $2.1 billion from October 26, 2014 to October 26, 2017 by converting such loans into a new tranche of senior secured B-3 loans (potentially springing to July 26, 2015, under certain circumstances) and changing the applicable interest rate for that extended portion.

The Company also completed a private placement of $1,009 million of senior secured notes. The senior secured notes were issued at par, bear interest at a rate of 7% per annum and mature on April 1, 2019. The proceeds from the senior secured notes were used to repay in full the senior secured incremental term B-2 loans outstanding under the Company’s senior secured credit facility (representing $988 million in aggregate principal amount and $12 million in accrued and unpaid interest) and to pay related fees and expenses. The private placement effectively defers $950 million of principal payments that would have been due in October 2014 under the senior secured credit facility to April 2019. Please refer to Note 7, “Financing Arrangements,” to our unaudited interim consolidated financial statements for further details.

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

The sale of its AGC stake will help enable Avaya to drive additional focus on two of its strategic imperatives: the development of the Avaya business in India and the growth and extension of its channel coverage model through Avaya’s global channel program. AGC remains a key channel partner of Avaya serving customers in the India market, one of the fastest growing enterprise communications markets in the world, and in Australia.

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

As discussed in Note 3, “Business Combinations and Other Transactions,” to our unaudited interim consolidated financial statements, we acquired Konftel AB (“Konftel”) a Swedish-based provider of high-definition audio collaboration devices that includes desktop conference units, conference room systems, and large auditorium implementations. The Konftel portfolio offers OmniSound’s® sound quality on multiple communications standards, complementing Avaya’s leadership in Session Initiation Protocol-based endpoints. In addition to acquiring Konftel’s product line, we intend to leverage Konftel’s technology to enhance our multi-modal technologies and user experiences to deliver innovative and differentiated capabilities that reach across Avaya’s platforms, creating common, scalable solutions with streamlined management, compelling economics and an enhanced experience.

Contact Centers

We are a global leader in the contact center market and offer highly reliable, scalable communications solutions that can improve customer service and help companies compete more effectively. The Avaya Aura® Contact Center Suite is designed to enable end-to-end experience management. The components of the suite are organized in three categories: Assisted Experience Management, Automated Experience Management, and Performance Management. The Assisted and Automated Experience categories include multi-channel intelligent routing, self-service and proactive contact applications that help drive effective communications and transactions with customers via voice, email, web chat, SMS, or social media. The Performance Management category includes Avaya’s analytics, reporting and workforce optimization platforms, Avaya Call Management System and Avaya IQ that provide companies with detailed customer information that helps to improve profitability and customer retention.

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

Our data networking portfolio includes:

•	Ethernet Switching—a range of Local Area Network switches for data center, core, edge, and branch applications;

•	Unified Branch—a range of routers and Virtual Private Network appliances that provide a secure connection for branches;

•	Wireless Networking—a cost-effective and scalable solution enabling enterprises to deploy wireless coverage;

•	Access Control—solutions that provide policy decision to enforce role-based access control to the network;

•	Unified Management—providing support for data and voice networks by simplifying the requirements associated across functional areas; and

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

The portfolio of AGS services includes:

•

Support Services—Avaya monitors and improves customers’ communication network performance, including helping to ensure network availability and keeping communication networks current with the latest software releases.

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

Financial Results Summary

Our revenues for the six months ended March 31, 2011 increased 16% as compared to the six months of the corresponding period in the prior year, primarily as a result of the contributions by the NES business. The operation of the NES business was for the entire six months ended March 31, 2011 as compared to the six months ended March 31, 2010, which included the results for NES for only the period of December 19, 2009 through March 31, 2010. The increase in revenues also included an increase in sales volume of unified communications products, partially offset by lower revenues resulting from customers reducing spending on maintenance contracts.

We incurred operating losses for the six months ended March 31, 2011 and 2010 of $86 million and $209 million, respectively. Operating loss for the six months ended March 31, 2011 and 2010 includes non-cash expenses for depreciation and amortization of $335 million and $342 million and share-based compensation of $6 million and $11 million, respectively. Operating income before non-cash depreciation and amortization and share-based compensation was $255 million and $144 million for the six months ended March 31, 2011 and 2010, respectively.

Matters affecting the comparability of our operating results for the first six months of fiscal 2011 and 2010 include, among other things:

•

an increase in revenue and gross margin associated with the operation of the NES business for the entire six months ended March 31, 2011 as compared to results for the six months ended March 31, 2010, which included the NES business for only the period of December 19, 2009 through March 31, 2010; and

•

an increase in selling, general and administrative (“SG&A”) and research and development (“R&D”) expenses associated with the operations of the NES business for the entire six months ended March 31, 2011 as compared to results for the six months ended March 31, 2010, which included the NES business for only the period of December 19, 2009 through March 31, 2010, partially offset by expense savings associated with cost control initiatives and the transition of resources to lower-cost geographies.

Our net loss for the six months ended March 31, 2011 and 2010 was $612 million and $417 million, respectively. The increase in our net loss is primarily attributable to the early extinguishment of debt related to the Company’s debt refinancing and to a lesser extent, the incremental interest expense associated with the additional financing associated with the Acquisition and higher income taxes. The increase in our net loss was partially offset by a lower operating loss as described above.

Results From Operations

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

Revenue

Our revenue for the three months ended March 31, 2011 and 2010 was $1,390 million and $1,320 million, respectively, an increase of $70 million or 5%. The following table sets forth a comparison of revenue by portfolio:

	Three months ended March 31,
Dollars in millions	2011	2010	Mix		Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact
			2011	2010
GCS	$681	$588	49%	44%	16%	15%
Purchase accounting adjustments	—	(1)	0%	0%	(1)	(1)
Data	76	93	5%	7%	-18%	-19%

Total product revenue	757	680	54%	51%	11%	11%

AGS	634	643	46%	49%	-1%	-2%
Purchase accounting adjustments	(1)	(3)	0%	0%	(1)	(1)

Total service revenue	633	640	46%	49%	-1%	-2%

Total revenue	$1,390	$1,320	100%	100%	5%	5%

(1)	Not meaningful

GCS revenue for the three months ended March 31, 2011 and 2010 was $681 million and $588 million, respectively. GCS revenue increased $93 million or 16% primarily due to an increase in sales volume for our unified communications products and contact center solutions, as well as a favorable impact of foreign currency. The increase in unified communications revenues is predominantly the result of the introduction of new product offerings in the fourth quarter of 2010 and an increase in new Avaya Aura® licenses sold. The additional functionality created by our Avaya Aura® technology has also resulted in increased demand for most of our unified communications product lines. The increase in contact center solutions revenues was driven by new product offerings. These increases were partially offset by the impact of our divestiture of AGC in August 2010. Although we currently utilize AGC as a business partner to sell our product lines, such sales generally generate lower top line revenue due to volume discounts.

Data revenue for the three months ended March 31, 2011 and 2010 was $76 million and $93 million, respectively, a decrease of $17 million or 18%. Our data business was acquired as part of the acquisition of NES on December 18, 2009. The addition of NES has given Avaya a position within the global data networking industry, one in which Avaya had not previously participated. For the three months ended March 31, 2010, our data revenues included orders from our newly acquired NES customers. We believe these customers held back their orders until the Acquisition was complete and the continuity of the NES data product offerings was assured. This incremental increase of revenue in fiscal 2010 was not repeated in the three months March 31, 2011.

AGS revenue for the three months ended March 31, 2011 and 2010 was $634 million and $643 million, respectively. AGS revenue decreased $9 million or 1% primarily due to the impact of our divestiture of AGC in August 2010. This decrease was partially offset by an increase in implementation and professional services, as well as the favorable impact of foreign currency. As a result of the increase in product revenues, associated revenues for certain product support and implementation and professional services have increased.

The following table sets forth a comparison of revenue by location:

	Three months ended March 31,
Dollars in millions	2011	2010	Mix		Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact
			2011	2010
U.S.	$740	$705	53%	53%	5%	5%
International:
Germany	119	140	8%	11%	-15%	-12%
EMEA (excluding Germany)	258	222	19%	17%	16%	15%

Total EMEA	377	362	27%	28%	4%	4%
APAC—Asia Pacific	137	125	10%	9%	10%	7%
Americas International—Canada and
Central and Latin America	136	128	10%	10%	6%	2%

Total International	650	615	47%	47%	6%	5%

Total revenue	$1,390	$1,320	100%	100%	5%	5%

Revenue in the U.S. for the three months ended March 31, 2011 and 2010 was $740 million and $705 million, respectively. Revenue in the U.S. increased $35 million or 5% primarily due to an increase in sales volume of our unified communications products and contact center solutions, as well as revenues for certain product support and implementation and professional services. This increase was partially offset by decreases resulting from customers reducing spending on maintenance contracts. Revenue in EMEA for the three months ended March 31, 2011 and 2010 was $377 million and $362 million, respectively. Revenue in EMEA increased $15 million or 4% primarily due to an increase in sales volume for our unified communications products. The increase of revenue in EMEA was partially offset by a decrease of revenue in Germany attributable to decreases resulting from customers reducing spending on maintenance contracts and the decline in our rental base. The increase in revenue in APAC was due to an increase in sales volume for our unified communications products and the favorable impact of foreign currency, partially offset by the impact of our divestiture of AGC in August 2010. Although we continue to market to end users using AGC as a business partner, sales through our indirect channel generally generate lower top line revenue due to volume discounts. The increase in revenue in Americas International was due to an increase in sales volume for our unified communications products and the favorable impact of foreign currency.

We continue to expand our market coverage by investing more in the indirect channel, which includes our global network of alliance partners, distributors, dealers, value-added resellers, telecommunications service providers and system integrators. The following table sets forth a comparison of revenue from sales of products by channel:

	Three months ended March 31,
Dollars in millions	2011	2010	Mix		Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact
			2011	2010
Direct	$165	$202	22%	30%	-18%	-18%
Indirect	592	478	78%	70%	24%	23%

Total sales of products	$757	$680	100%	100%	11%	11%

The percentage of product sales through the indirect channel increased by 8 percentage points to 78% in the second quarter of fiscal 2011 as compared to 70% in the corresponding period in fiscal 2010. The increase in sales through the indirect channel was predominantly due to the impact of our divestiture of AGC in August

2010. As a result of our divestiture of AGC, we continue to market to end users through AGC and those sales in fiscal 2011 are included in our indirect revenues. During most of fiscal 2010, AGC was our subsidiary and its sales to end users were included in our direct revenues. Due to higher volume discounts, sales through the indirect channel generally generate lower margins than direct sales. However, our use of the indirect channel lowers selling expenses and allows us to reach more end users.

Gross Margin

The following table sets forth a comparison of gross margin by segment:

	Three months ended March 31,
			Percent of Revenue
Dollars in millions	2011	2010	2011	2010	Change
GCS margin	$379	$316	55.7%	53.7%	$63	20%
Data margin	35	37	46.1%	39.8%	(2)	-5%
AGS margin	296	272	46.7%	42.3%	24	9%
Amortization of technology intangible assets and the impact of purchase accounting adjustments	(68)	(89)	(1)	(1)	21	(1)

Total gross margin	$642	$536	46.2%	40.6%	$106	20%

(1)	Not meaningful

Gross margin for the three months ended March 31, 2011 and 2010 was $642 million and $536 million, respectively. Gross margin increased by $106 million or 20%. The gross margin percentage increased to 46.2% for the three months ended March 31, 2011 from 40.6% for the three months ended March 31, 2010. The increase in gross margin percentage is primarily due to higher gross margin percentage in all of our segments, as well as the impact of lower amortization of technology intangible assets on higher sales volume. These increases in gross margin percentages are partially offset by lower margins in the indirect channel, which generally generate lower margins than the direct channel, and higher costs associated with our employee incentive programs.

GCS gross margin for the three months ended March 31, 2011 and 2010 was $379 million and $316 million, respectively. GCS gross margin increased $63 million or 20% primarily due to the increase in sales volume for our unified communications products and the favorable impact of foreign currency. The GCS gross margin percentage increased to 55.7% for the three months ended March 31, 2011 from 53.7% for the three months ended March 31, 2010. The increase in gross margin percentage is primarily due to the increase in sales volume which leveraged our fixed costs.

Data gross margin for the three months ended March 31, 2011 and 2010 was $35 million and $37 million, respectively. Data gross margin decreased slightly due to lower revenues, partially offset by higher margin product offerings and reductions in the costs of our products. The gross margin percentage increased to 46.1% for the three months ended March 31, 2011 from 39.8% for the three months ended March 31, 2010 primarily due to the higher margin product offerings and reduction in costs of our products.

AGS gross margin for the three months ended March 31, 2011 and 2010 was $296 million and $272 million, respectively, an increase of $24 million or 9%. The AGS gross margin percentage increased to 46.7% for the three months ended March 31, 2011 from 42.3% for the three months ended March 31, 2010. The increase in gross margin percentage is primarily due to the continued benefit from cost savings initiatives, which include the benefit of productivity improvements from reducing the workforce and relocating positions to lower-cost geographies.

Total gross margin for the three months ended March 31, 2011 and 2010 included the effect of certain acquisition adjustments including the amortization of acquired technology intangibles and the amortization of the inventory step-up related to the acquisition of NES and the Merger.

Operating expenses

	Three months ended March 31,
			Percent of Revenue
Dollars in millions	2011	2010	2011	2010	Change
Selling, general and administrative	$470	$467	33.8%	35.4%	$3	1%
Research and development	121	116	8.7%	8.8%	5	4%
Amortization of intangible assets	56	57	4.0%	4.3%	(1)	-2%
Restructuring charges, net	42	68	3.0%	5.2%	(26)	-38%
Acquisition-related costs	—	2	0.0%	0.2%	(2)	(1)

Total operating expenses	$689	$710	49.5%	53.9%	$(21)	-3%

(1)	Not meaningful

SG&A expenses for the three months ended March 31, 2011 and 2010 were $470 million and $467 million, respectively, an increase of $3 million. The increase is primarily due to higher costs in our employee incentive programs, partially offset by a decrease in integration costs incurred in the current period. Integration costs were $23 million and $30 million for the three months ended March 31, 2011 and 2010, respectively. Integration costs primarily represent third-party consulting fees and other administrative costs associated with consolidating and coordinating the operations of Avaya and NES. These costs were incurred in connection with, among other things, the on-boarding of NES personnel, developing compatible IT systems and internal processes, and developing and implementing a strategic operating plan to enable a smooth transition with minimal disruption to NES customers. These costs were partially offset by the continued benefit from cost savings initiatives implemented in prior periods, which included exiting facilities and reducing the workforce and relocating positions to lower-cost geographies.

R&D expenses for the three months ended March 31, 2011 and 2010 were $121 million and $116 million, respectively, an increase of $5 million. The increase in R&D expenses was primarily due to higher costs in our employee incentive programs, partially offset by reductions resulting from continued focus on cost saving initiatives and the re-prioritization of projects.

Amortization of intangible assets for the three months ended March 31, 2011 and 2010 was $56 million and $57 million, respectively, a decrease of $1 million.

Restructuring charges, net, for the three months ended March 31, 2011 and 2010 were $42 million and $68 million, respectively, a decrease of $26 million. During fiscal 2010, we continued our focus on controlling costs. In response to the global economic climate and in anticipation of the acquisition of NES, we began implementing additional initiatives designed to streamline our operations, generate cost savings, and eliminate overlapping processes and expenses associated with the NES business. These initiatives include exiting facilities and reducing the workforce or relocating positions to lower cost geographies. Restructuring charges recorded during the three months ended March 31, 2011 and 2010 include employee separation costs primarily associated with involuntary employee severance actions in EMEA and the U.S. As we continue to evaluate our operational synergies, margins and cost structure, we may identify additional cost savings opportunities in future periods.

Acquisition-related costs for the three months ended March 31, 2010 was $2 million and include legal and other costs related to the acquisition of NES in fiscal 2010.

Operating Loss

Operating loss for the three months ended March 31, 2011 was $47 million compared to $174 million for the three months ended March 31, 2010.

Results for the three months ended March 31, 2011 include integration costs (included in SG&A) of $23 million, as described above. For the three months ended March 31, 2010, we incurred integration costs of $30 million and acquisition-related costs of $2 million.

Operating loss for the three months ended March 31, 2011 and 2010 includes non-cash expenses for depreciation and amortization of $167 million and $185 million and share-based compensation of $3 million and $4 million, respectively. Operating income before non-cash depreciation and amortization and share-based compensation was $123 million and $15 million for the three months ended March 31, 2011 and 2010, respectively.

Interest Expense

Interest expense for the three months ended March 31, 2011 and 2010 was $113 million and $127 million, which includes non-cash interest expense of $10 million and $37 million, respectively. Non-cash interest expense for the three months ended March 31, 2011 includes (1) amortization of debt issuance costs, (2) accretion of debt discount attributable to our senior secured incremental term B-2 loans through February 11, 2011 the date on which the loans were repaid in full, and (3) accretion of debt discount attributable to our senior secured term B-3 loans which were issued on February 11, 2011 as a result of the modification to certain provisions of the senior secured credit facility. Non-cash interest expense for the three months ended March 31, 2010 includes: (1) amortization of debt issuance costs, (2) accretion of debt discount attributable to our senior secured incremental term B-2 loans issued in connection with the Acquisition, and (3) paid-in-kind (“PIK”) interest which we elected to finance through our senior unsecured PIK toggle notes for the period of November 1, 2009 through April 30, 2010.

Cash interest expense for the three months ended March 31, 2011 increased as a result of the Company’s election to pay cash interest on our senior unsecured PIK toggle notes for the period of November 1, 2010 through April 30, 2011 and as a result of the amendment and restatement of the senior secured credit facility. The amendment and restatement of the senior secured credit facility resulted in the creation of a new tranche of senior secured B-3 loans which bear interest at a higher rate per annum than the senior secured term B-1 loans that they replaced. This increase was partially offset by a decrease in interest expense that occurred because certain unfavorable interest rate swap contracts associated with our senior secured credit facility expired and as a result of the issuance of the senior secured notes and the related payment of the senior secured incremental term B-2 loans. The senior secured notes bear interest at a lower rate per annum than the previously outstanding senior secured incremental term B-2 loans. See Note 7, “Financing Arrangements” to our unaudited interim consolidated financial statements for further details on the amendment and extension of the senior secured credit facility and the issuance of the senior secured notes.

Loss on Extinguishment of Debt

In connection with the issuance of our senior secured notes and the payment in full of our senior secured incremental term B-2 loans, we recognized a loss on extinguishment of debt during the three months ended March 31, 2011 of $246 million. The loss represents the difference between the reacquisition price of the incremental term B-2 loans (including consent fees paid by Avaya to the holders of the incremental term B-2 loans that consented to the amendment and restatement of the senior secured credit facility of $1 million) and the carrying value of the incremental term B-2 loans (including unamortized debt discount and debt issue costs). See Note 7, “Financing Arrangements” to our unaudited interim consolidated financial statements for further details on the issuance of our senior secured notes and the repayment of our senior secured incremental term B-2 loans.

Other (Expense) Income, Net

Other expense, net, for the three months ended March 31, 2011 was $7 million as compared to other income, net of $1 million for the three months ended March 31, 2010. This difference primarily represents fees paid to third parties in connection with the modification of the senior secured term B-1 loan of $9 million and net foreign currency transaction gains of $1 million during the three months ended March 31, 2011 and $1 million of net foreign currency transaction gains for the three months ended March 31, 2010.

Provision for (Benefit from) Income Taxes

The provision for income taxes for the three months ended March 31, 2011 was $19 million as compared to a benefit from taxes of $19 million for the three months ended March 31, 2010. The effective tax rate for the three months ended March 31, 2011 was 4.6% and the benefit rate for the three months ended March 31, 2010 was 6.3%, and differs from the U.S. Federal tax rate primarily due to the effect of taxable income in non-U.S. jurisdictions and due to the valuation allowance established against the Company’s U.S. deferred tax assets.

Six Months Ended March 31, 2011 Compared with Six Months Ended March 31, 2010

Revenue

Our revenue for the six months ended March 31, 2011 and 2010 was $2,756 million and $2,380 million, respectively, an increase of $376 million or 16%. The following table sets forth a comparison of revenue by portfolio:

	Six months ended March 31,
Dollars in millions	2011	2010	Mix		Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact
			2011	2010
GCS	$1,325	$1,089	48%	46%	22%	22%
Purchase accounting adjustments	(1)	(3)	0%	0%	(1)	(1)
Data	155	107	6%	4%	45%	44%

Total product revenue	1,479	1,193	54%	50%	24%	24%

AGS	1,279	1,190	46%	50%	7%	8%
Purchase accounting adjustments	(2)	(3)	0%	0%	(1)	(1)

Total service revenue	1,277	1,187	46%	50%	8%	8%

Total revenue	$2,756	$2,380	100%	100%	16%	16%

(1)	Not meaningful

GCS revenue for the six months ended March 31, 2011 and 2010 was $1,325 million and $1,089 million, respectively. GCS revenue increased $236 million or 22% primarily due to incremental revenue from the NES business for the entire six months ended March 31, 2011 as compared to results for the six months ended March 31, 2010, which included the results of the NES business for only the period of December 19, 2009 through March 31, 2010. The increase in GCS revenue included an increase in unified communications revenues, which was predominantly the result of the introduction of new product offerings in the fourth quarter of 2010 and an increase in new Avaya Aura® licenses sold. The additional functionality created by our Avaya Aura® technology has also resulted in increased demand for most of our unified communications product lines. The increase in contact center solutions revenues was driven by new product offerings. These increases were partially offset by the impact of our divestiture of AGC in August 2010. Although we currently utilize AGC as a business partner to sell our product lines, such sales generally generate lower top line revenue due to volume discounts.

Data revenue for the six months ended March 31, 2011 and 2010 was $155 million and $107 million, respectively. Data revenue increased $48 million or 45% primarily due to incremental revenue from the NES business for the entire six months ended March 31, 2011 as compared to results for the six months ended March 31, 2010, which included the results of the NES business for only the period of December 19, 2009 through March 31, 2010. Our data business was acquired as part of the acquisition of NES on December 18, 2009. The addition of the NES businesses has given Avaya a position within the global data networking industry, one in which Avaya had not previously participated.

AGS revenue for the six months ended March 31, 2011 and 2010 was $1,279 million and $1,190 million, respectively. AGS revenues increased $89 million or 7% primarily due to incremental revenue from the NES business for the entire six months ended March 31, 2011 as compared to results for the six months ended March 31, 2010, which included the results of the NES business for only the period of December 19, 2009 through March 31, 2010. The increase in AGS revenue was partially offset by lower revenues due to customers reducing their spending on maintenance contracts in response to economic conditions and the impact of our divestiture of AGC in August 2010.

The following table sets forth a comparison of revenue by location:

	Six months ended March 31,
Dollars in millions	2011	2010	Mix		Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact
			2011	2010
U.S.	$1,494	$1,289	54%	54%	16%	16%
International:
Germany	251	285	9%	12%	-12%	-6%
EMEA (excluding Germany)	491	383	18%	16%	28%	28%

Total EMEA	742	668	27%	28%	11%	14%
APAC—Asia Pacific	254	217	9%	9%	17%	14%
Americas International—Canada and
Central and Latin America	266	206	10%	9%	29%	26%

Total International	1,262	1,091	46%	46%	16%	16%

Total revenue	$2,756	$2,380	100%	100%	16%	16%

Revenue in the U.S. for the six months ended March 31, 2011 and 2010 was $1,494 million and $1,289 million, respectively. Revenue in the U.S. increased $205 million or 16% primarily due to incremental revenue from the NES business for the entire six months ended March 31, 2011 as compared to results for the six months ended March 31, 2010, which included the results of the NES business for only the period of December 19, 2009 through March 31, 2010. This increase included an increase in sales volume of unified communications products, partially offset by decreases resulting from lower sales associated with customers reducing spending on maintenance contracts. Revenue in EMEA for the six months ended March 31, 2011 and 2010 was $742 million and $668 million, respectively. Revenue in EMEA increased $74 million or 11% primarily due to incremental revenue from the NES business for the entire six months ended March 31, 2011 as compared to results for the six months ended March 31, 2010, which included the results of the NES business for only the period of December 19, 2009 through March 31, 2010 and an increase in sales volume of unified communications products. The increase of revenue in EMEA was partially offset by a decrease of revenue in Germany attributable to decreases resulting from customers reducing spending on maintenance contracts and the decline in our rental base. Revenue in APAC and Americas International increased $37 million and $60 million, respectively, primarily due to incremental revenue from the NES business for the entire six months ended March 31, 2011 as compared to results for the six months ended March 31, 2010, which included the results of the NES business for only the period of December 19, 2009 through March 31, 2010. The increase in revenue in APAC and Americas International included an increase in sales volume for our unified communications products, as well as the favorable impact of foreign currency. The increase in revenue in APAC was partially offset by the impact of our divestiture of AGC in August 2010. Although we continue to market to end users through the indirect channel using AGC as a business partner, sales through our indirect channel generally generate lower top line revenue due to volume discounts.

We continue to expand our market coverage by investing more in the indirect channel, which includes our global network of alliance partners, distributors, dealers, value-added resellers, telecommunications service providers and system integrators. The following table sets forth a comparison of revenue from sales of products by channel:

	Six months ended March 31,
Dollars in millions	2011	2010	Mix		Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact
			2011	2010
Direct	$339	$395	23%	33%	-14%	-13%
Indirect	1,140	798	77%	67%	43%	42%

Total sales of products	$1,479	$1,193	100%	100%	24%	24%

The percentage of product sales through the indirect channel increased by 10 percentage points to 77% in the first six months of fiscal 2011 as compared to 67% in the corresponding period in fiscal 2010. The increase was predominantly attributable to the incremental product sales from the NES business which, prior to the Acquisition, was substantially generated through the indirect channel and the impact of the sale of AGC in August 2010. As a result of our divestiture of AGC, we continue to market to end users through AGC and those sales in fiscal 2011 are included in our indirect revenues. During most of fiscal 2010, AGC was our subsidiary and its sales to end users were included in our direct revenues. Due to higher volume discounts, sales through the indirect channel generally generate lower margins than direct sales. However, our use of the indirect channel lowers selling expenses and allows us to reach more end users.

Gross Margin

The following table sets forth a comparison of gross margin by segment:

	Six months ended March 31,
Dollars in millions	2011	2010	Percent of Revenue
			2011	2010	Change
GCS margin	$736	$604	55.5%	55.5%	$132	22%
Data margin	67	45	43.2%	42.1%	22	49%
AGS margin	599	553	46.8%	46.5%	46	8%
Amortization of technology intangible assets and the impact of purchase accounting adjustments	(141)	(156)	(1)	(1)	15	(1)

Total gross margin	$1,261	$1,046	45.8%	43.9%	$215	21%

(1)	Not meaningful

Gross margin for the six months ended March 31, 2011 and 2010 was $1,261 million and $1,046 million, respectively. Gross margin increased by $215 million or 21% primarily due to the incremental margin from the NES business for the entire six months ended March 31, 2011 as compared to results for the six months ended March 31, 2010, which included the results of the NES business for only the period of December 19, 2009 through March 31, 2010. The gross margin percentage increased to 45.8% for the six months ended March 31, 2011 from 43.9% for the six months ended March 31, 2010. The increase in gross margin and gross margin percentage is primarily due to the impact of lower amortization of technology intangible assets on higher sales volume, partially offset by higher costs associated with our employee incentive programs.

GCS gross margin for the six months ended March 31, 2011 and 2010 was $736 million and $604 million, respectively. GCS gross margin increased $132 million or 22% primarily due to incremental margin provided by the NES business for the entire six months ended March 31, 2011 as compared to results for the six months ended March 31, 2010, which included the results of the NES business for only the period of December 19, 2009 through March 31, 2010. The increase in GCS gross margin also included an increase in sales volume of unified communications products. The GCS gross margin was 55.5% for the six months ended March 31, 2011 and 2010. The gross margin percentage remained flat primarily due to the increase in sales volume which leveraged our fixed costs, offset by the impact of the acquisition of the NES business, which historically experienced lower margin percentages.

Data gross margin for the six months ended March 31, 2011 and 2010 was $67 million and $45 million, respectively. Our data business was acquired as part of the acquisition of NES on December 18, 2009. Results for the six months ended March 31, 2011 include the impact for the entire six months as compared to results for the six months ended March 31, 2010, which included the results of the NES business for the only the period of December 19, 2009 through March 31, 2010.

AGS gross margin for the six months ended March 31, 2011 and 2010 was $599 million and $553 million, respectively. AGS gross margin increased $46 million or 8% primarily due to the incremental margin provided by the NES business for the entire six months ended March 31, 2011 as compared to results for the six months ended March 31, 2010, which included the results of the NES business for only the period of December 19, 2009 through March 31, 2010. The increase in AGS gross margin was partially offset by lower revenues due to customers reducing their spending on maintenance contracts in response to economic conditions. The AGS gross margin percentage increased to 46.8% for the six months ended March 31, 2011 from 46.5% for the six months ended March 31, 2010. The change in gross margin percentage is primarily attributable to the continued benefit from cost saving initiatives, which include the benefit of productivity improvements from reducing the workforce and relocating positions to lower cost geographies offset by the effects of the acquired NES business for the period December 19, 2009 through March 31, 2010. The acquired NES business historically experienced lower services margins prior to the acquisition. Accordingly, the acquisition of NES negatively impacts the gross margin percentage of AGS for the period presented.

Total gross margin for the six months ended March 31, 2011 and 2010 included the effect of certain acquisition adjustments including the amortization of acquired technology intangibles and the amortization of the inventory step-up related to the acquisition of NES and the Merger.

Operating expenses

	Six months ended March 31,
			Percent of Revenue
Dollars in millions	2011	2010	2011	2010	Change
Selling, general and administrative	$931	$833	33.8%	35.0%	$98	12%
Research and development	236	197	8.6%	8.3%	39	20%
Amortization of intangible assets	112	107	4.1%	4.5%	5	5%
Impairment of long-lived assets	—	16	0.0%	0.7%	(16)	(1)
Restructuring charges, net	64	83	2.3%	3.5%	(19)	-23%
Acquisition-related costs	4	19	0.1%	0.8%	(15)	(1)

Total operating expenses	$1,347	$1,255	48.9%	52.8%	$92	7%

(1)	Not meaningful

SG&A expenses for the six months ended March 31, 2011 and 2010 were $931 million and $833 million, respectively, an increase of $98 million. The increase in expenses was due to incremental SG&A expenses incurred by the NES business for the entire six months ended March 31, 2011 as compared to results for the six months ended March 31, 2010, which included the results of the NES business for only the period of December 19, 2009 through March 31, 2010, as well as higher costs associated with our employee incentive programs. Integration costs were $47 million for each of the six months ended March 31, 2011 and 2010. Integration costs primarily represent third-party consulting fees and other administrative costs associated with consolidating and coordinating the operations of Avaya and NES. These costs were incurred in connection with, among other things, the on-boarding of NES personnel, developing compatible IT systems and internal processes, and developing and implementing a strategic operating plan to enable a smooth transition with minimal disruption to NES customers. These costs were partially offset by the continued benefit from cost savings initiatives implemented in prior periods, which included exiting facilities and reducing the workforce and relocating positions to lower-cost geographies.

R&D expenses for the six months ended March 31, 2011 and 2010 were $236 million and $197 million, respectively, an increase of $39 million. The increase in R&D expenses was due to incremental R&D expenses from the acquired NES business for the entire six months ended March 31, 2011 as compared to results for the six months ended March 31, 2010, which included the results of the NES business for only the period of December 19, 2009 through March 31, 2010, as well as higher costs from associated with our employee incentive programs. This increase was partially offset by reductions resulting from continued focus on cost saving initiatives and the re-prioritization of projects.

Amortization of intangible assets for the six months ended March 31, 2011 and 2010 was $112 million and $107 million, respectively, an increase of $5 million. The increase was due to amortization related to intangible assets acquired in connection with the acquisition of NES for the entire six months ended March 31, 2011 as compared to results for the six months ended March 31, 2010, which included the results of the NES business for only the period of December 19, 2009 through March 31, 2010.

Our acquisition of NES provided us with access to several proprietary technologies that previously were not available to Avaya. Some of these technologies, based on their functionality, overlap with our pre-existing technologies. In order to realize synergies and reduce our expenditures on research and development and marketing, the number of technologies Avaya supports is being reduced. As a result, we identified certain technologies associated with our GCS products segment that are redundant to others that Avaya will no longer aggressively develop and market. The Company recorded an impairment charge of $16 million in the three months ended December 31, 2009 associated with these technologies. The Company determined that no events or circumstances changed during the six months ended March 31, 2011 that would indicate that other technologies are impaired.

Restructuring charges, net for the six months ended March 31, 2011 and 2010 were $64 million and $83 million, respectively, a decrease of $19 million. During fiscal 2010, we continued our focus on controlling costs. In response to the global economic climate and in anticipation of the acquisition of NES, we began implementing additional initiatives designed to streamline our operations, generate cost savings, and eliminate overlapping processes and expenses associated with the NES business. These initiatives include exiting facilities and reducing the workforce or relocating positions to lower cost geographies. Restructuring charges recorded during the six months ended March 31, 2011 and 2010 include employee separation costs primarily associated with involuntary employee severance actions in EMEA and the U.S. As we continue to evaluate our operational synergies, margins and cost structure, we may identify additional cost savings opportunities in future periods.

Acquisition-related costs for the six months ended March 31, 2011 and 2010 were $4 million and $19 million, respectively, and include third-party legal and other costs related to the acquisitions of Konftel in fiscal 2011 and NES in fiscal 2010.

Operating Loss

Operating loss for the six months ended March 31, 2011 was $86 million compared to $209 million for the six months ended March 31, 2010.

Results for the six months ended March 31, 2011 include the impact of the operating results associated with the NES business, which includes the effect of certain acquisition adjustments and the amortization of acquired technology and customer intangibles, for the entire six months ended March 31, 2011 as compared to results for the six months ended March 31, 2010, which included the results of the NES business for only the period of December 19, 2009 through March 31, 2010. In addition, for the six months ended March 31, 2011, we incurred integration costs (included in SG&A) of $47 million and acquisition-related costs of $4 million, as described above. For the six months ended March 31, 2010, we incurred integration costs of $47 million, acquisition-related costs of $19 million and an impairment of $16 million to our long-lived assets.

Operating loss for the six months ended March 31, 2011 and 2010 includes non-cash expenses for depreciation and amortization of $335 million and $342 million and share-based compensation of $6 million and $11 million, respectively. Operating income before non-cash depreciation and amortization and share-based compensation was $255 million and $144 million for the six months ended March 31, 2011 and 2010, respectively.

Interest Expense

Interest expense for the six months ended March 31, 2011 and 2010 was $240 million and $229 million, which includes non-cash interest expense of $28 million and $64 million, respectively. Non-cash interest expense for the six months ended March 31, 2011 includes (1) amortization of debt issuance costs, (2) accretion of debt discount attributable to our senior secured incremental term B-2 loans through February 11, 2011 the date on which the loans were repaid in full, and (3) accretion of debt discount attributable to our senior secured term B-3 loans which were issued on February 11, 2011 as a result of the modification to certain provisions of the senior secured credit facility. Non-cash interest expense for the six months ended March 31, 2010 includes: (1) amortization of debt issuance costs, (2) accretion of debt discount attributable to our senior secured incremental term B-2 loans issued in connection with the Acquisition, and (3) paid-in-kind (“PIK”) interest which we elected to finance through our senior unsecured PIK toggle notes for the period of May 1, 2010 through October 31, 2010 and November 1, 2010 through April 30, 2010.

Cash interest expense for the six months ended March 31, 2011 increased as a result of (1) the Company’s election to pay cash interest on our senior unsecured PIK toggle notes for the period of May 1, 2010 through October 31, 2010 and November 1, 2010 through April 30, 2011, (2) cash interest expense attributable to the financing associated with the Acquisition, and (3) the amendment and restatement of the senior secured credit facility. The senior secured incremental term B-2 loans were issued on December 18, 2009 in connection with the Acquisition and repaid in full on February 11, 2011 with the proceeds from the issuance of the senior secured notes. As a result, financing associated with the Acquisition was outstanding for a longer period during the six months ended March 31, 2011 as compared to the six months ended March 31, 2010. The amendment and restatement of the senior secured credit facility resulted in an extension of the maturity of a portion of the senior secured term B-1 loans representing outstanding principal amounts of $2.2 billion from October 26, 2014 to October 26, 2017 by converting such loans into a new tranche of senior secured B-3 loans which bear interest at a higher rate per annum than the senior secured term B-1 loans that they replaced. This increase was partially offset by decreased cash interest expense as a result of the expiration of certain interest rate swap contracts associated with our senior secured credit facility. See Note 7, “Financing Arrangements” to our unaudited interim consolidated financial statements for further details on the amendment and extension of the senior secured credit facility and the issuance of the senior secured notes.

Loss on Extinguishment of Debt

In connection with the issuance of our senior secured notes and the payment in full of our senior secured incremental term B-2 loans, we recognized a loss on extinguishment of debt for the six months ended March 31, 2011 of $246 million. The loss represents the difference between the reacquisition price of the incremental term B-2 loans (including consent fees paid by Avaya to the holders of the incremental term B-2 loans that consented to the amendment and restatement of the senior secured credit facility of $1 million) and the carrying value of the incremental term B-2 loans (including unamortized debt discount and debt issue costs). See Note 7, “Financing Arrangements” to our unaudited interim consolidated financial statements for further details on the issuance of our senior secured notes and repayment of our senior secured incremental term B-2 loans.

Other Income, Net

Other income, net for the six months ended March 31, 2011 was $1 million as compared to $5 million for the six months ended March 31, 2010. This difference primarily represents fees paid to third parties in connection with the modification of the senior secured term B-1 loan of $9 million and net foreign currency transaction gains of $9 million during the six months ended March 31, 2011 and $2 million of net foreign currency transaction gains for the six months ended March 31, 2010.

Provision for (Benefit from) Income Taxes

The provision for income taxes for the six months ended March 31, 2011 was $41 million, as compared to the benefit from income taxes for the six months ended March 31, 2010 of $16 million. The effective tax rate for the six months ended March 31, 2011 was 7.2% and the benefit rate for the six months ended March 31, 2010 was 3.7%, and differs from the U.S. Federal tax rate primarily due to the effect of taxable income in non-U.S. jurisdictions and due to the valuation allowance established against the Company’s U.S. deferred tax assets. The tax benefit for the six months ended March 31, 2010 includes a $10 million reduction in the Company’s unrecognized tax benefits due to the settlement of a global tax issue plus the reversal of interest in the amount of $5 million.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $126 million to $453 million at March 31, 2011 from $579 million at September 30, 2010. Cash and cash equivalents at March 31, 2011 and September 30, 2010 does not include restricted cash of $2 million and $28 million, respectively. The restricted cash balance at September 30, 2010 related primarily to the securing of a standby letter of credit related to a facility lease in Germany, which was classified as other non-current assets, and is now secured by a letter of credit issued under our senior secured multi-currency asset-based revolving credit facility as of March 31, 2011.

Sources and Uses of Cash

A condensed statement of cash flows for the six months ended March 31, 2011 and 2010 follows:

	Six months ended March 31,
In millions	2011	2010
Net cash (used for) provided by:
Net loss	$(612)	$(417)
Adjustments to reconcile net loss to net cash used for operating activities	313	462
Changes in operating assets and liabilities	(50)	(47)

Operating activities	(349)	(2)
Investing activities	(30)	(850)
Financing activities	248	878
Effect of exchange rate changes on cash and cash equivalents	5	(17)

Net (decrease) increase in cash and cash equivalents	(126)	9
Cash and cash equivalents at beginning of period	579	567

Cash and cash equivalents at end of period	$453	$576

Operating Activities

Cash used for operating activities was $349 million and $2 million for the six months ended March 31, 2011 and 2010, respectively. Cash used for operating activities for the six months ended March 31, 2011 includes the repayment of the discount upon redemption of the incremental term B-2 loans of $291 million.

The changes in our operating assets and liabilities resulted in a net decrease in cash and cash equivalents of $50 million for the six months ended March 31, 2011. The net decrease was primarily driven by the timing of the payment of accrued interest, payments associated with our business restructuring reserves and a decrease in foreign exchange contracts due to the settlement of foreign exchange contracts and changes in foreign currency exchange rates. These decreases in our cash balances were partially offset by improvements in the collections of our accounts receivable combined with increases in cash due to the timing of payment of accounts payable.

The changes in our operating assets and liabilities resulted in a net decrease in cash and cash equivalents of $47 million for the six months ended March 31, 2010 and were primarily due to increases in accounts receivable and deferred costs offset by the increase in accounts payable associated with the acquired NES business. The acquisition of NES included only a limited amount of working capital. Therefore, the increases in accounts receivable and accounts payable were expected as the acquired balance of these accounts were not sufficient to sustain the existing business needs at the date of Acquisition. The increase in deferred costs is associated with certain projects of the Avaya Government Solutions business that began ramping up in January 2010.

Investing Activities

Cash used for investing activities was $30 million and $850 million for the six months ended March 31, 2011 and 2010, respectively. Cash used for investing activities in the period ended March 31, 2011 included capital expenditures and capitalized software development costs of $35 million and $14 million, respectively. Further, during the first quarter of fiscal 2011, the Company and Nortel agreed on a final purchase price of $933 million for the acquisition of NES and we received $6 million representing all remaining amounts due to Avaya from funds held in escrow. In addition, restricted cash of $24 million that formerly secured a standby letter of credit related to a facility lease in Germany is included in cash and cash equivalents, as the standby letter of credit is now secured by a letter of credit issued under our senior secured multi-currency asset-based revolving credit facility. We also used $14 million for the acquisition of Konftel during the second quarter of fiscal 2011. The primary use of cash in the six months ended March 31, 2010 was related to payments in connection with the acquisition of NES of $805 million (net of cash acquired of $38 million and the application of the $100 million good-faith deposit made in fiscal 2009). In addition, during that period we used cash for capital expenditures and capitalized software development costs of $30 million and $23 million, respectively.

Financing Activities

Net cash provided by financing activities was $248 million for the six months ended March 31, 2011, as compared $878 million for the six months ended March 31, 2010. Activity for the current period included proceeds from the issuance of our senior secured notes of $1,009 million which were used to repay in full the senior secured incremental term B-2 loans including $696 million for the repayment of principal, net of discount included as a cash out flow for financing activities and $291 million for the repayment of debt discount as discussed under “Operating Activities” above. Additionally, activity for the current period included $42 million in associated debt issuance and modification costs and $22 million in scheduled debt payments. Net cash used for financing activities for the corresponding prior year period included net proceeds of $783 million from the issuance of incremental term B-2 loans with detachable warrants to purchase 61.5 million shares of Parent’s common stock and a capital contribution to Avaya from Parent in the amount of $125 million. This was partially offset by $24 million in debt payments and debt issuance costs of $5 million.

Future Cash Requirements and Sources of Liquidity

Our primary future cash requirements will be to fund debt service, capital expenditures, restructuring payments, integration costs and benefit obligations. In addition, we may use cash in the future to make strategic acquisitions.

Specifically, we expect our primary cash requirements for the remainder of fiscal 2011 to be as follows:

•

Debt service—As discussed in Note 7, “Financing Arrangements” to our unaudited interim consolidated financial statements, on February 11, 2011, the Company amended its senior secured credit facility and extended the maturity date for a portion of the term loans outstanding under that facility through October 2017. In addition, the Company issued senior secured notes. We expect to make payments of $187 million during the remainder of fiscal 2011 for principal and interest associated with our long-term debt, as refinanced. We will also make payments associated with our interest rate swaps used to reduce the Company’s exposure to variable-rate interest payments. Currently, we do not foresee the need to repatriate earnings of foreign subsidiaries in order to make our scheduled debt payments.

•	Capital expenditures—We expect to spend approximately $79 million for capital expenditures and capitalized software development costs during the remainder of fiscal 2011.

•

Restructuring payments—We expect to make payments of approximately $67 million during the remainder of fiscal 2011 for employee separation costs and lease termination obligations associated with restructuring actions we have implemented through March 31, 2011.

•

Transition service agreement (“TSA”) payments and integration costs—We expect to make payments of approximately $67 million during the remainder of fiscal 2011 for payments under the TSA and integration costs associated with the acquisition of NES. Our TSA is due to expire in June 2011.

•

Benefit obligations—We estimate we will make payments under our pension and postretirement obligations totaling $105 million. These payments include: $65 million to satisfy the minimum statutory funding requirements of our U.S. qualified plans, $4 million of payments under our U.S. benefit plans which are not pre-funded, $9 million under our non-U.S. benefit plans which are predominately not pre-funded, $7 million under our U.S. retiree medical benefit plan which is not pre-funded and $20 million under the 2009 collective bargaining agreement to the Communications Workers of America and the International Brotherhood of Electrical Workers post-retirement health trusts. See discussion in Note 11, “Benefit Obligations” to our unaudited interim consolidated financial statements for further details of our benefit obligations.

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

Based on past performance and current expectations, we believe that our existing cash and cash equivalents of $453 million as of March 31, 2011 and future cash provided by operating activities will be sufficient to meet our future cash requirements described above. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Debt Ratings

As of March 31, 2011, we had a long-term corporate family rating of B3 with a stable outlook from Moody’s and a corporate credit rating of B- with a stable outlook from Standard & Poor’s. Our ability to obtain additional external financing and the related cost of borrowing may be affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies.

Credit Facilities

In connection with the Merger on October 26, 2007, we entered into borrowing arrangements with several financial institutions, certain of which arrangements were amended December 18, 2009 in connection with the Acquisition.

As fully discussed in Note 7, “Financing Arrangements,” to our unaudited interim consolidated financial statements, on February 11, 2011, the Company amended and restated its senior secured credit facility to, among other things, permit the extension of the maturity of a portion of the senior secured term B-1 loans representing outstanding principal amounts of $2.2 billion from October 26, 2014 to October 26, 2017 (potentially springing to July 26, 2015, under the certain circumstances) and changes the applicable interest rate for such extended portion. The Company also completed a private placement of $1,009 million of senior secured notes which bear interest at a rate of 7% per annum and mature on April 1, 2019. The proceeds of the private placement were used to repay in full the senior secured incremental term B-2 loans outstanding under the Company’s senior secured credit facility (representing an aggregate par amount of $988 million and $12 million in accrued and unpaid interest through February 11, 2011) and to pay related fees and expenses.

Critical Accounting Policies and Estimates

Management has reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K filed with the SEC on December 7, 2010 and determined that there were no significant changes to our critical accounting policies in the six months ended March 31, 2011 except for recently adopted accounting guidance as discussed in Note 2, “Recent Accounting Pronouncements” to our unaudited interim consolidated financial statements. Also, there were no significant changes in our estimates associated with those policies.

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

EBITDA and Adjusted EBITDA have limitations as analytical tools. Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we consider not to be indicative of our ongoing operations. In particular, the definition of Adjusted EBITDA in our debt agreements allows us to add back certain non-cash charges that are deducted in calculating net income (loss). Our debt agreements also allow us to add back restructuring charges, pension costs, other postemployment benefits costs, nonretirement postemployment benefits costs and Sponsor fees as defined in the agreements. However, these are expenses that may recur, may vary and are difficult to predict. Further, our debt agreements require that Adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.

The unaudited reconciliation of net loss, which is a GAAP measure, to EBITDA and Adjusted EBITDA is presented below:

	Three months ended March 31,		Six months ended March 31,
(In millions)	2011	2010	2011	2010
Net loss	$(432)	$(281)	$(612)	$(417)
Interest expense	113	127	240	229
Interest income	(1)	(1)	(2)	(3)
Income tax expense	19	(19)	41	(16)
Depreciation and amortization	167	185	335	342

EBITDA	(134)	11	2	135
Impact of purchase accounting adjustments (1)	(1)	3	(2)	2
Restructuring charges, net	42	68	64	83
Sponsors’ fees (2)	2	2	4	4
Acquisition-related costs (3)	—	2	4	19
Integration-related costs (4)	39	59	87	83
Debt registration fees	—	1	—	1
Loss on extinguishment of debt (5)	246	—	246	—
Third-party fees expensed in connection with the debt modification (6)	9	—	9	—
Strategic initiative costs (7)	—	1	—	4
Non-cash share-based compensation	3	4	6	11
Write-down of held for sale assets to net realizable value	—	—	1	—
(Gain) loss on sale of long-lived assets	(1)	1	(1)	—
Impairment of long-lived assets	—	—	—	16
Net income of unrestricted subsidiaries, net of dividends received	—	(2)	—	(4)
Gain on foreign currency transactions	(1)	(1)	(9)	(2)
Pension/OPEB/nonretirement postemployment benefits and long-term disability costs	16	8	31	15

Adjusted EBITDA	$220	$157	$442	$367

(1)	For the three and six months ended March 31, 2011 and 2010, represents adjustments to eliminate the impact of certain purchase accounting adjustments recorded as a result of the Acquisition and the Merger, including the recognition of the amortization of business partner commissions, which were eliminated in purchase accounting, the recognition of revenue and costs that were deferred in prior periods and eliminated in purchase accounting and the elimination of the impact of estimated fair value adjustments for certain assets and liabilities, such as inventory.
(2)	Sponsors’ fees represent monitoring fees payable to affiliates of Silver Lake and TPG pursuant to a management services agreement entered into at the time of the Merger.
(3)	Acquisition-related costs include third-party legal and other costs related to the acquisitions of NES and Konftel.
(4)	Integration costs primarily represent third-party consulting fees and other administrative costs associated with consolidating and coordinating the operations of Avaya and NES. These costs were incurred in connection with, among other things, the on-boarding of NES personnel, developing compatible IT systems and internal processes and developing and implementing a strategic operating plan to help enable a smooth transition with minimal disruption to NES customers. Such costs also include fees paid to Nortel for logistics and other support functions being performed on a temporary basis according to a transition services agreement.
(5)	Loss on extinguishment of debt represents the loss recognized in connection with the issuance of our senior secured notes and the payment in full of our senior secured incremental term B-2 loans. The loss is based on the difference between the reacquisition price and the carrying value of the senior secured incremental term B-2 loans. See Note 7, “Financing Arrangements” to our unaudited interim consolidated financial statements for further details.
(6)	Term loan modification fees represent fees paid to third parties in connection with the modification of the senior secured credit facility. See Note 7, “Financing Arrangements” to our unaudited interim consolidated financial statements for further details.
(7)	Strategic initiative costs represent consulting fees in connection with Management’s cost-savings actions, which commenced subsequent to the Merger.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this report, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	our leverage and its effect on our ability to raise additional capital and to react to changes in the economy or our industry;

•	liquidity and our access to capital markets;

•	our ability to develop and sell advanced communications products and services, including unified communications, data networking solutions and contact center solutions;

•	our ability to develop our indirect sales channel;

•	economic conditions and the willingness of enterprises to make capital investments;

•	the market for advanced communications products and services, including unified communications solutions;

•	our ability to remain competitive in the markets we serve;

•	our ability to manage our supply chain and logistics functions;

•	the ability to protect our intellectual property and avoid claims of infringement;

•	our ability to effectively integrate NES and other acquired businesses into ours;

•	our ability to maintain adequate security over our information systems and recover critical systems;

•	environmental, health and safety laws, regulations, costs and other liabilities;

•	our ability to mitigate risks associated with climate change;

•	the ability to retain and attract key employees;

•	risks relating to the transaction of business internationally; and

•	pension and post-retirement healthcare and life insurance liabilities.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risk” in Avaya’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 filed with the SEC on December 7, 2010. As of March 31, 2011, there has been no material change in this information.

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

Pursuant to Section 15(d) of the Securities Exchange Act of 1934, the Company’s obligations to file periodic and current reports ended as of October 1, 2010. Nevertheless, the Company continues to file periodic reports and current reports with the SEC voluntarily to comply with the terms of the indentures governing its senior secured notes and senior unsecured notes.

Subsequent to the quarter ended March 31, 2011, the following event took place that is required to be disclosed in a report on Form 8-K:

Item 5.02.	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Executive Committee 2011-2013 Performance Recognition Plan

On February 18, 2011, Avaya Inc. (the “Company”) disclosed in a Form 8-K filing the material terms and conditions of a plan to provide cash incentives to certain executive officers, including its named executive officers, to help promote the long-term value of the Company (the “EC LTIP”). The EC LTIP had been approved on December 22, 2010, by the Compensation Committee of the Board of Directors of the Company, which currently serves as that plan’s administrator. The final plan document and form of award agreement were not filed at the time of that Form 8-K filing as they had not yet been finalized.

On May 11, 2011, the Compensation Committee approved the final plan document and form of award agreement. In addition, the terms and conditions of the plan were amended:

•

to clarify that Company performance under the plan would be measured based upon actual Management EBITDA (as defined in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010), excluding the impact of payments under the Avaya Inc. Short-term Incentive Plan or any successor plan (“STIP”), instead of being measured based upon EBITDA (earnings before interest, taxes, depreciation and amortization) excluding the impact of payments under the STIP; and

•

to provide that, if during the one year period following a Change of Control, a participant in the plan is involuntarily terminated other than for Cause or voluntarily terminates for Good Reason, a pro rata portion of the Targeted Award for such fiscal year shall be credited to the participant’s account for that year (capitalized terms used in this paragraph have the meanings ascribed to them in the EC LTIP plan document).

The foregoing descriptions of the EC LTIP and the related award agreement are qualified in their entirety by reference to the full text thereof. They are attached as Exhibits 10.1 and 10.2, respectively, to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits.

Exhibit Number

10.1	Avaya Inc. Executive Committee 2011-2013 Performance Recognition Plan*

10.2	Form of Award Agreement for the Avaya Inc. Executive Committee 2011-2013 Performance Recognition Plan*

31.1	Certification of Kevin J. Kennedy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Anthony J. Massetti pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Kevin J. Kennedy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Anthony J. Massetti pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAYA INC.

By:	/S/ KEVIN J. MACKAY
Kevin J. MacKay Vice President, Controller & Chief Accounting Officer (Principal Accounting Officer)

May 12, 2011