Form 10-Q
period 2011-06-30
AVAYA INC
filed 2011-08-11
CIK 1116521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of August 11, 2011, 100 shares of Common Stock, $.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Avaya Inc.

Consolidated Statements of Operations (Unaudited)

(In millions)

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
REVENUE
Products	$729	$700	$2,208	$1,893
Services	643	632	1,920	1,819

	1,372	1,332	4,128	3,712

COSTS
Products:
Costs (exclusive of amortization of technology intangible assets)	319	349	994	897
Amortization of technology intangible assets	65	79	198	221
Services	335	349	1,022	993

	719	777	2,214	2,111

GROSS MARGIN	653	555	1,914	1,601

OPERATING EXPENSES
Selling, general and administrative	472	447	1,403	1,280
Research and development	115	106	351	303
Amortization of intangible assets	56	55	168	162
Impairment of long-lived assets	—	—	—	16
Restructuring charges, net	102	51	166	134
Acquisition-related costs	—	1	4	20

	745	660	2,092	1,915

OPERATING LOSS	(92)	(105)	(178)	(314)

Interest expense	(111)	(127)	(351)	(356)
Loss on extinguishment of debt	—	—	(246)	—
Other (expense) income, net	(1)	1	—	6

LOSS BEFORE INCOME TAXES	(204)	(231)	(775)	(664)
Provision for (benefit from) income taxes	(52)	9	(11)	(7)

NET LOSS	(152)	(240)	(764)	(657)
Less net income attributable to noncontrolling interest	—	—	—	2

NET LOSS ATTRIBUTABLE TO AVAYA INC.	$(152)	$(240)	$(764)	$(659)

The accompanying notes to consolidated financial statements are an integral part of these statements.

Avaya Inc.

Consolidated Balance Sheets (Unaudited)

(In millions, except per share and shares amounts)

	June 30, 2011	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$368	$579
Accounts receivable, net	717	792
Inventory	331	234
Deferred income taxes, net	5	3
Other current assets	307	276

TOTAL CURRENT ASSETS	1,728	1,884

Property, plant and equipment, net	414	450
Deferred income taxes, net	32	22
Intangible assets, net	2,247	2,603
Goodwill	4,081	4,075
Other assets	201	227

TOTAL ASSETS	$8,703	$9,261

LIABILITIES
Current liabilities:
Debt maturing within one year	$37	$48
Accounts payable	520	464
Payroll and benefit obligations	307	311
Deferred revenue	621	650
Business restructuring reserve, current portion	162	113
Other current liabilities	293	430

TOTAL CURRENT LIABILITIES	1,940	2,016

Long-term debt	6,130	5,880
Pension obligations	1,544	1,540
Other postretirement obligations	451	478
Deferred income taxes, net	169	154
Business restructuring reserve, non-current portion	50	52
Other liabilities	585	569

TOTAL NON-CURRENT LIABILITIES	8,929	8,673

Commitments and contingencies

DEFICIENCY
Avaya stockholder's deficiency:
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,690	2,682
Accumulated deficit	(3,793)	(3,029)
Accumulated other comprehensive loss	(1,063)	(1,081)

TOTAL DEFICIENCY	(2,166)	(1,428)

TOTAL LIABILITIES AND DEFICIENCY	$8,703	$9,261

The accompanying notes to consolidated financial statements are an integral part of these statements.

Avaya Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine months ended June 30,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(764)	$(657)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	498	518
Share-based compensation	9	15
Amortization of debt issuance costs	18	17
Accretion of debt discount	18	22
Payment of amortized discount of incremental B-2 term loans	(50)	—
Non-cash charge for debt issuance costs upon redemption of incremental B-2 term loans	5	—
Third-party fees expensed in connection with the debt modification	9	—
Payment in kind interest	—	49
Provision for uncollectible receivables	2	7
Deferred income taxes, net	2	5
Impairment of long-lived and intangible assets	—	16
Loss on sale of long-lived assets	1	—
Unrealized (gains) losses on foreign currency exchange	(25)	66
Changes in operating assets and liabilities:
Accounts receivable	80	(87)
Inventory	(91)	(4)
Accounts payable	54	156
Payroll and benefit obligations	(3)	(11)
Business restructuring reserve	40	(28)
Deferred revenue	(49)	72
Other assets and liabilities	(146)	(155)

NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(392)	1

INVESTING ACTIVITIES:
Capital expenditures	(61)	(49)
Capitalized software development costs	(28)	(37)
Acquisition of businesses, net of cash acquired	(16)	(805)
Return of funds held in escrow from the NES acquisition	6	—
Liquidation of securities available for sale	—	13
Purchase of securities available for sale	—	(5)
Proceeds from sale of long-lived assets	7	8
Restricted cash	26	1

NET CASH USED FOR INVESTING ACTIVITIES	(66)	(874)

FINANCING ACTIVITIES:
Net proceeds from incremental B-2 term loans and warrants	—	783
Repayment of incremental B-2 term loans	(696)	—
Capital contribution from Parent	—	125
Debt issuance costs and third-party debt modification costs	(42)	(5)
Proceeds from senior secured notes	1,009	—
Repayment of long-term debt	(32)	(36)
Other financing activities, net	(1)	(1)

NET CASH PROVIDED BY FINANCING ACTIVITIES	238	866

Effect of exchange rate changes on cash and cash equivalents	9	(32)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(211)	(39)
Cash and cash equivalents reclassified as assets held for sale	—	(14)
Cash and cash equivalents at beginning of period	579	567

Cash and cash equivalents at end of period	$368	$514

The accompanying notes to consolidated financial statements are an integral part of these statements.

AVAYA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Background, Merger and Basis of Presentation

Background

Avaya Inc. together with its consolidated subsidiaries (collectively, the “Company” or “Avaya”) is a leading global provider of business collaboration and communications solutions. The Company’s solutions are designed to enable business users to work together more effectively as a team internally or with their customers and suppliers, increasing innovation, improving productivity and accelerating decision-making and business outcomes.

At the core of the Company’s business is a large and diverse global installed customer base which includes large enterprises, small- and medium-sized businesses and government organizations. Avaya provides solutions in five key business collaboration and communications product and related services categories:

•	Unified Communications Software, Infrastructure and Endpoints

•	Real Time Video Collaboration

•	Contact Center

•	Data Networking

•	Applications, including their Integration and Enablement

Avaya sells solutions directly and through its channel partners. As of June 30, 2011, Avaya had approximately 10,200 channel partners worldwide, including system integrators, service providers, value-added resellers and business partners that provide sales and service support.

Merger

On June 4, 2007, Avaya entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Avaya Holdings Corp. (formerly Sierra Holdings Corp.), a Delaware corporation (“Parent”), and Sierra Merger Corp., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub was merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). Parent was formed by affiliates of two private equity firms, Silver Lake Partners (“Silver Lake”) and TPG Capital (“TPG”) (collectively, the “Sponsors”), solely for the purpose of entering into the Merger Agreement and consummating the Merger. The Merger Agreement provided for a purchase price of $8.4 billion for Avaya’s common stock and was completed on October 26, 2007 pursuant to the terms of the Merger Agreement.

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

Basis of Presentation

The consolidated financial statements include the accounts of Avaya Inc. and its subsidiaries. The accompanying unaudited interim consolidated financial statements as of June 30, 2011 and for the three and nine months ended June 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements, and should be read in conjunction with the consolidated financial statements and other financial information for the fiscal year ended September 30, 2010, which were included in the Company’s Annual Report on Form 10-K filed with the SEC on December 7, 2010. The significant accounting policies used in preparing these unaudited interim consolidated financial statements are the same as those described in Note 2 to those audited consolidated financial statements except for recently adopted accounting guidance as discussed in Note 2 “Recent Accounting Pronouncements.” In management’s opinion, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated.

Certain prior period amounts have been reclassified to conform to the current period’s presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

2. Recent Accounting Pronouncements

New Accounting Guidance Recently Adopted

Revenue Recognition

The Company derives revenue primarily from the sale of products, software, and services for communications systems and applications. The Company’s products are sold directly through its worldwide sales force and indirectly through its global network of distributors, dealers, value-added resellers and systems integrators. Services includes (i) supplemental maintenance service, including services provided under contracts to monitor and optimize customers’ communications network performance; (ii) professional services for implementation and integration of converged voice and data networks, network security and unified communications; and (iii) operations or managed services. Maintenance contracts typically have terms that range from one to five years. Contracts for professional services typically have terms that range from two to four weeks for standard solutions and from six months to one year for customized solutions. Contracts for operations services typically have terms that range from one to seven years.

In accordance with GAAP, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectability is reasonably assured, contractual obligations have been satisfied and title and risk of loss have been transferred to the customer. In instances in which final acceptance of the product, system or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met.

The Company’s indirect sales to distribution partners are generally recognized at the time of shipment if all contractual obligations have been satisfied. The Company accrues a provision for estimated sales returns and other allowances and deferrals relating to inventory levels held by distributors, promotional marketing programs, etc. as a reduction of revenue at time of revenue recognition as required by Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 605, “Revenue Recognition” (“ASC 605”).

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

The new guidance did not generally change the units of accounting for the Company’s revenue transactions as delivered and undelivered items in most transactions qualified as separate units of accounting under the historical guidance. The new guidance does affect the timing of revenue recognition for multiple deliverable arrangements that included delivered products and undelivered items for which the Company was unable to demonstrate fair value pursuant to the historical guidance. In such cases, under the historical guidance, the delivered products were combined with the undelivered items to form a single unit of accounting and revenue for the delivered and undelivered items was recognized on a straight-line basis or deferred until the earlier of when the fair value requirements were met or when the last item was delivered. In addition, under the historical guidance, the Company used the residual method to allocate arrangement consideration for multiple deliverable transactions where objective and reliable evidence of fair value of the delivered items could not be determined but could be determined for the undelivered items. Under the new guidance, the Company allocates the total arrangement consideration to each separable deliverable of an arrangement based upon the relative selling price of each deliverable and revenue is recognized upon delivery or completion of those units of accounting. As a result of adopting the new guidance, revenues for the three and nine months ended June 30, 2011 includes $14 million and $24 million that would have been deferred under the historical accounting guidance. The Company cannot reasonably estimate the effect of adopting the new guidance on future financial periods as the impact will vary depending on the nature and volume of new or materially modified multiple deliverable arrangements in any given period.

The Company enters into multiple deliverable arrangements, which may include any combination of products, software and services. Most product and service deliverables qualify as separate units of accounting and can be sold standalone or in various combinations across the Company’s geographies or customer markets. A deliverable constitutes a separate unit of accounting when it has standalone value and there are no customer-negotiated refunds or return rights for the delivered items. If the arrangement includes a customer-negotiated refund or return right relative to the delivered items, and the delivery and performance of the undelivered item are considered probable and substantially in the Company’s control, the delivered item constitutes a separate unit of accounting.

Most all of the Company’s products have both software and non-software components that function together to deliver the products’ essential functionality. For multiple deliverable arrangements that contain both software and non-software components that function together to deliver a product’s essential functionality, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses a hierarchy of VSOE, TPE and ESP to determine the selling price to be used for allocating revenue to the deliverables. To the extent that a deliverable in a multiple deliverable arrangement is subject to specific guidance on whether and/or how to separate multiple deliverable arrangements into separate units of accounting, that deliverable is accounted for in accordance with such specific guidance. In addition, the Company limits the amount of revenue recognition for delivered items to the amount that is not contingent on the future delivery of products or services or future performance obligations, or subject to customer-specific return or refund privileges.

VSOE is based on the price charged when the deliverable is sold separately. TPE of selling price is established by evaluating largely interchangeable competitor products or services in standalone sales to similarly situated customers. As the Company is unable to reliably determine what competitors products’ selling prices are on a standalone basis, the Company is not typically able to determine TPE. ESP is based on the Company’s best estimates of what the selling prices of deliverables would be if they were sold regularly on a standalone basis. The ESP is established considering multiple factors including, but not limited to pricing practices in different geographies and through different sales channels, major product and services groups, and customer classifications.

Once the Company allocates revenue to each deliverable, the Company recognizes revenue on each deliverable in accordance with its policies for product and service revenue recognition. Supplemental maintenance services and operations services revenues are deferred and recognized ratably over the period during which the services are to be performed. Professional services arrangements are generally recognized upon delivery or completion of performance. For services performed on a time and materials basis, revenue is recognized upon performance.

Standalone or subsequent sales of software or software-related products are recognized in accordance with FASB ASC Topic 985, “Software.” In multiple deliverable arrangements that only include standalone software and software-related products, the Company uses the residual method to allocate arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered items equals the total arrangement consideration less the fair value of the undelivered items. Where VSOE of the undelivered items cannot be determined, the Company defers revenue until all items are delivered and services have been performed, or until VSOE can be determined for the undelivered items.

Milestone Method of Revenue Recognition

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

In May 2011, the FASB issued revised guidance which is intended to achieve common fair value measurement and disclosure guidance in GAAP and International Financial Reporting Standards. The majority of the changes represent a clarification to existing GAAP. Additionally, the revised guidance includes expanded disclosure requirements. This accounting guidance is effective for the Company beginning in the second quarter of fiscal year 2012 and is not expected to have a material impact on the Company’s consolidated financial statements or financial statement disclosures.

In June 2011, the FASB issued revised guidance on the presentation of comprehensive income and its components in the financial statements. As a result of the guidance, companies will now be required to present net income and other comprehensive income either in a single continuous statement or in two separate, but consecutive statements. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The standard does not, however, change the items that must be reported in other comprehensive income or the determination of net income. The new guidance is to be applied retrospectively. This accounting guidance is effective for the Company beginning in fiscal 2013 and is only expected to impact the presentation of the Company’s financial statements.

3. Business Combinations and Other Transactions

Acquisition of the Enterprise Solutions Business of Nortel Networks Corporation

On September 16, 2009, the Company emerged as the winning bidder in bankruptcy court proceedings to acquire NES for $900 million in cash consideration subject to certain purchase price adjustments as set forth in the acquisition agreements (the “Acquisition”). On December 18, 2009 (the “acquisition date”), Avaya acquired certain assets and assumed certain liabilities of NES, including all the shares of Nortel Government Solutions Incorporated, for $943 million in cash consideration. The Company and Nortel were required to determine the final purchase price post-closing based upon the various purchase price adjustments included in the acquisition agreements. During the first quarter of fiscal 2011, the Company and Nortel agreed to a final purchase price of $933 million. The adjustment to the purchase price has been reflected in the allocation of the purchase price to the assets acquired and liabilities assumed in the Acquisition. The terms of the Acquisition do not include any significant contingent consideration arrangements. During the three and nine months ended June 30, 2010, the Company expensed $1 million and $20 million, respectively, of acquisition costs as incurred. The acquisition of NES expanded Avaya’s global customer base, enhanced its technology portfolio, broadened its indirect sales channel and provided greater ability to compete globally.

The purchase price of NES and the payment of related fees and expenses (including integration expenses) were funded with (i) cash proceeds of $783 million received by Avaya from its issuance of $1,000 million in aggregate principal amount of term loans and detachable warrants to purchase up to 61.5 million shares of common stock in Parent, (ii) a capital contribution to Avaya from Parent in the amount of $125 million from the Parent’s issuance of Series A preferred stock and warrants to purchase common stock of Parent, and (iii) approximately $112 million of Avaya’s existing cash.

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

Adjustments to the preliminary purchase price allocation were made to reflect revised estimates of the fair value of the assets acquired and liabilities assumed at December 18, 2009. The most significant revisions were associated with valuations of property, plant, and equipment and identifiable intangible assets, and the resulting changes to goodwill. Providing for these adjustments in previous periods would not have a material impact on the reported operating results for the three month periods ended December 31, 2009, March 31, 2010, June 30, 2010 and September 30, 2010 and therefore such amounts were recorded in the period in which the adjustments were identified.

Intangible assets include acquired technologies of $188 million and customer relationships of $288 million, respectively. The acquired technologies and customer relationships are being amortized over a weighted average useful life of five years and twelve years, respectively, on a straight-line basis. No in-process research and development was acquired in the Acquisition.

The excess of the purchase price over the net tangible and intangible assets acquired resulted in goodwill of $425 million, which is attributable to the synergies and economies of scale provided to a market participant including marketing efforts principally located within the Company’s primary operating jurisdiction. The tax-deductible portion of goodwill was $383 million.

In connection with the acquisition of NES, management has identified certain technologies that were acquired, that, based on their functionality, overlapped the Company’s pre-existing technologies. In order to take advantage of synergies and reduce expenditures on research and development and marketing, management identified certain pre-existing technologies associated with the Company’s Global Communications Solutions segment which it no longer aggressively develops and markets. The net book value of these technologies was $16 million and, based on management’s plans, these technologies have a minimal estimated net realizable value. The Company had recorded an impairment charge of $16 million in the three months ended December 31, 2009 to reflect these technologies at their net realizable values.

These unaudited consolidated financial statements include the operating results of the NES business as of December 19, 2009. Revenues specific to the NES business for the three months ended June 30, 2010 were $428 million and for the period from December 19, 2009 through June 30, 2010 were $846 million. Because the Company has eliminated overlapping processes and expenses and integrated its products and sales efforts with those of the acquired NES business, it is impractical to determine the earnings specific to the NES business for the three months ended June 30, 2010 and the period December 19, 2009 through June 30, 2010, included in the Consolidated Statements of Operations.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents certain information of the combined results of operations of the Company as though the Acquisition and related financing had been consummated as of the beginning of the period presented. The unaudited pro forma financial information reflects certain adjustments associated with the Acquisition and related financing, including increases in amortization and depreciation expenses related to intangible assets and property, plant and equipment acquired, additional interest expense associated with the financing relating to the Acquisition and incremental employee compensation costs. No adjustments to the unaudited pro forma financial information have been made related to conforming Avaya and NES accounting policies. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have been realized if the Acquisition and related financing were completed on October 1, 2009, nor is it indicative of future operating results.

The unaudited pro forma financial information for the nine months ended June 30, 2010 combines the historical results of Avaya for the nine months ended June 30, 2010 and the historical results of NES for the period October 1 to December 18, 2009, and the effects of the pro forma adjustments listed above.

The unaudited pro forma revenue and net loss for the nine months ended June 30, 2010 were $4,128 million and $790 million, respectively.

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

Other Acquisitions

During the nine months ended June 30, 2011, cash paid for acquisitions net of cash acquired, totaled $16 million and includes our acquisition of all outstanding shares of Konftel AB (“Konftel”) on January 3, 2011. Konftel is a Swedish-based vendor of conference room terminals, offering analog, internet protocol, soft, cellular, and session initiation protocol terminals.

The acquisitions have been accounted for under the acquisition method, which requires an allocation of the purchase price of the acquired entity to the assets acquired and liabilities assumed based on their estimated fair values from a market-participant perspective at the date of acquisition. The allocation of the purchase price as reflected within these consolidated financial statements is based on the best information available to management at the time these consolidated financial statements were issued and is provisional pending the completion of the valuation analysis of the assets and liabilities of each acquisition. During the measurement period (which is not to exceed one year from the acquisition date), the Company will be required to retrospectively adjust the provisional amounts recognized to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Further, during the measurement period, the Company is also required to recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date.

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

The following table summarizes the consideration paid and the preliminary allocation of the purchase price to the assets acquired and the liabilities assumed in the acquisitions based on their estimated fair values as of the close of the acquisition:

In millions
Accounts receivable	$5
Inventory	2
Intangible assets	6
Accounts payable	(2)
Payroll and benefit obligations	(1)
Other assets and liabilities	(1)

Net assets acquired	9
Goodwill	7

Purchase price	$16

Intangible assets include acquired technologies of $4 million and customer relationships of $2 million, respectively. The acquired technologies and customer relationships are being amortized over a weighted average useful life of 5 years, on a straight-line basis. No in-process research and development was acquired in the acquisition. Pro forma financial information was not prepared as the acquisitions were not material.

The excess of the purchase price over the net tangible and intangible assets acquired resulted in goodwill of $7 million. The premiums paid by the Company in the transaction are largely attributable to the acquisition of an assembled workforce and the synergies and economies of scale provided to a market participant, particularly as it pertains to marketing efforts and customer base. None of the goodwill is deductible for tax purposes.

4. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the nine months ended June 30, 2011 by operating segment are as follows:

In millions	Global Communications Solutions	Data	Avaya Global Services	Total
September 30, 2010	$1,421	$—	$2,654	$4,075
Acquisitions	7	—	—	7
Adjustments	(1)	—	(1)	(2)
Impact of foreign currency fluctuations	1	—	—	1

June 30, 2011	$1,428	$—	$2,653	$4,081

Balance as of June 30, 2011:
Goodwill	$2,562	$—	$2,653	$5,215
Accumulated Impairment	(1,134)	—	—	(1,134)

	$1,428	$—	$2,653	$4,081

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

June 30, 2011

The Company determined that no events occurred or circumstances changed during the nine months ended June 30, 2011 that would indicate that the fair value of a reporting unit may be below its carrying amount.

Intangible Assets

Intangible assets include acquired technology, customer relationships, trademarks and trade-names and other intangibles. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five to fifteen years.

The Company’s intangible assets consist of:

In millions	Acquired technology and patents	Customer relationships and other intangibles	Trademarks and trade names	Total
Gross Carrying Amount	$1,371	$2,258	$545	$4,174
Accumulated Amortization	(777)	(604)	—	(1,381)
Accumulated Impairment	—	—	(190)	(190)

Balance as of September 30, 2010	$594	$1,654	$355	$2,603

Gross Carrying Amount	$1,370	$2,261	$545	$4,176
Accumulated Amortization	(967)	(772)	—	(1,739)
Accumulated Impairment	—	—	(190)	(190)

Balance as of June 30, 2011	$403	$1,489	$355	$2,247

Acquired technology, patents and licenses does not include capitalized software development costs. Unamortized capitalized software developments costs of $52 million and $55 million at June 30, 2011 and September 30, 2010, respectively, are included in other assets.

Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Intangible assets determined to have indefinite useful lives are not amortized but are tested for impairment annually, or more frequently if events or changes in circumstances indicate the asset may be impaired. The Company determined that no events occurred or circumstances changed during the nine months ended June 30, 2011 and 2010 that would indicate that its long-lived assets and indefinite-lived intangible assets may be impaired.

The Company’s trademarks and trade names are expected to generate cash flow indefinitely. Consequently, these assets are classified as indefinite-lived intangibles.

Future expected amortization expense of intangible assets for the years ending September 30 is as follows:

In millions	Estimated future amortization expense
Remainder of fiscal 2011	$116
2012	409
2013	276
2014	266
2015	243
2016 and thereafter	582

Total	$1,892

5. Supplementary Financial Information

Consolidated Statements of Operations Information

	Three months ended June 30,		Nine months ended June 30,
In millions	2011	2010	2011	2010
OTHER (EXPENSE) INCOME, NET
Interest income	$1	$1	$3	$4
(Loss) gain on foreign currency transactions	(2)	—	7	2
Costs incurred in connection with debt modification	—	—	(9)	—
Other, net	—	—	(1)	—

Total other (expense) income , net	$(1)	$1	$—	$6

COMPREHENSIVE LOSS
Net loss	$(152)	$(240)	$(764)	$(657)
Other comprehensive income (loss):
Pension, postretirement and postemployment benefit-related items, net of tax of $5 and $18 for the three and nine months ended June 30, 2011, respectively, and $0 for the three and nine months ended June 30, 2010.	10	8	28	23
Cumulative translation adjustment	(2)	77	(23)	144
Unrealized (loss) gain on term loan interest rate swap, net of tax of benefit of $4 and tax of $8 for the three and nine months ended June 30, 2011, respectively, and $0 for the three and nine months ended June 30, 2010	(5)	13	13	42
Other	(1)	(1)	—	—

Total comprehensive loss	$(150)	$(143)	$(746)	$(448)

Consolidated Balance Sheet Information

In millions	June 30, 2011	September 30, 2010
PROPERTY, PLANT AND EQUIPMENT, NET
Land and improvements	$39	$37
Buildings and improvements	298	279
Machinery and equipment	258	247
Rental equipment	169	157
Assets under construction	5	3
Internal use software	134	129

Total property, plant and equipment	903	852
Less: Accumulated depreciation and amortization	(489)	(402)

Property, plant and equipment, net	$414	$450

Included in buildings and improvements are $22 million and $24 million at June 30, 2011 and September 30, 2010, respectively, under a capital lease related to an office facility assumed in the acquisition of NES.

6. Business Restructuring Reserves and Programs

Fiscal 2011 Restructuring Program

During the first nine months of fiscal 2011, the Company continued to identify opportunities to streamline operations and generate cost savings which include exiting facilities and personnel reductions. Restructuring charges recorded during the three and nine months ended June 30, 2011 associated with these initiatives, net of adjustments to previous periods, were $102 million and $166 million, respectively, and include employee separation costs primarily associated with personnel reductions in Germany, as well as in Europe, Middle East and Africa (“EMEA”) and U.S. regions. Employee separation charges includes $56 million associated with an agreement reached with the German Works Council representing employees of certain of Avaya’s German subsidiaries for the elimination of 210 employee positions. Severance and employment benefits payments associated with this action are expected to be paid through the quarter ending September 30, 2012, and include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities are expected to continue through fiscal 2020. As the Company continues to evaluate and identify additional operational synergies, additional cost saving opportunities may be identified.

The following table summarizes the components of the fiscal 2011 restructuring program during the nine months ended June 30, 2011:

In millions	Employee Separation Costs	Lease Obligations	Total
2011 restructuring charges	$148	$18	$166
Cash payments	(25)	(4)	(29)
Impact of foreign currency fluctuations	4	—	4

Balance as of June 30, 2011	$127	$14	$141

Fiscal 2010 Restructuring Program

During fiscal 2010, in response to the global economic climate and in anticipation of the acquisition of NES, the Company began implementing initiatives designed to streamline the operations of the Company and generate cost savings and developed initiatives to eliminate overlapping processes and expenses associated with that acquisition. During the second and third quarters of fiscal 2010, the Company exited certain facilities and separated or relocated certain employees. Restructuring charges recorded during fiscal year ended September 30, 2010, net of adjustments to previous periods, were $171 million, and include employee separation costs associated with involuntary personnel reductions primarily in EMEA and the U.S., as well as costs associated with closing and consolidating facilities. These employee departures are expected to continue through the quarter ending December 31, 2011. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities are expected to continue through fiscal 2020.

The following table summarizes the components of the fiscal 2010 restructuring program during the nine months ended June 30, 2011:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of September 30, 2010	$76	$24	$100
Cash payments	(61)	(10)	(71)
Adjustments (1)	(6)	2	(4)
Impact of foreign currency fluctuations	—	1	1

Balance as of June 30, 2011	$9	$17	$26

(1)	Included in adjustments are changes in estimates, whereby all increases and decreases in costs related to the fiscal 2010 restructuring program are recorded to the restructuring charges line item in operating expenses in the period of the adjustment.

Fiscal 2009 Restructuring Program

During fiscal 2009, as a response to the global economic downturn, the Company began implementing initiatives designed to streamline the operations of the Company and generate cost savings, which include exiting facilities and reducing or relocating personnel. Restructuring charges recorded during fiscal 2009 associated with these initiatives were $160 million and include employee separation costs primarily associated with involuntary personnel reductions in Germany, as well as in the EMEA and U.S. regions. The personnel reductions and related payments identified in this action are expected to be completed in fiscal 2011. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities are expected to continue through fiscal 2020.

The following table summarizes the components of the fiscal 2009 restructuring program during the nine months ended June 30, 2011:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of September 30, 2010	$12	$5	$17
Cash payments	(12)	(3)	(15)
Adjustments (1)	2	2	4
Impact of foreign currency fluctuations	(1)	—	(1)

Balance as of June 30, 2011	$1	$4	$5

(1)	Included in adjustments are changes in estimates, whereby all increases and decreases in costs related to the fiscal 2009 restructuring program are recorded to the restructuring charges line item in operating expenses in the period of the adjustment.

Fiscal 2008 Restructuring Reserve

In connection with the Merger, Avaya’s management and board of directors developed various plans and initiatives designed to streamline the operations of the Company and generate cost savings, which include exiting facilities and reducing or relocating personnel. As a result, the Company recorded $251 million of liabilities associated with involuntary employee severance actions and $79 million established for future lease payments on properties expected to be closed or consolidated as part of these initiatives. These amounts include the remaining payments associated with the restructuring reserves of periods prior to the Merger. The personnel reductions associated with this restructuring program were substantially completed in 2009 and the related payments are expected to be completed in fiscal 2017. Cash payments associated with the lease obligations, net of sub-lease income, are expected to continue through 2020.

The following table summarizes the components of this reserve during the nine months ended June 30, 2011:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of September 30, 2010	$14	$34	$48
Cash payments	(8)	(3)	(11)
Adjustments (1)	(1)	—	(1)
Impact of foreign currency fluctuations	2	2	4

Balance as of June 30, 2011	$7	$33	$40

(1)	Included in adjustments are changes in estimates, whereby all increases in costs related to the fiscal 2008 restructuring program are recorded to the restructuring charges line item in operating expenses in the period of the adjustment and decreases in costs are recorded as adjustments to goodwill, as these reserves relate to actions taken prior to the Company’s adoption of ASC 805, “Business Combination.”

7. Financing Arrangements

In connection with the Merger, on October 26, 2007, the Company entered into financing arrangements consisting of a senior secured credit facility, a senior unsecured credit facility, which later became senior unsecured notes, and a senior secured multi-currency asset based revolving credit facility. The senior secured credit facility was amended December 18, 2009 in connection with the Acquisition to, among other things, permit the occurrence of senior secured incremental term B-2 loans. On February 11, 2011, the Company amended and extended its senior secured credit facility and issued senior secured notes, the proceeds of which were used to repay the senior secured incremental term B-2 loans in full under the Company’s senior secured credit facility and related fees and expenses. Long-term debt consists of the following:

In millions	June 30, 2011	September 30, 2010
Senior secured term B-1 loans	$1,453	$3,662
Senior secured incremental term B-2 loans	—	732
Senior secured term B-3 loans	2,171	—
Senior secured notes	1,009	—
9.75% senior unsecured cash pay notes due 2015	700	700
10.125%/10.875% senior unsecured PIK toggle notes due 2015	834	834

	6,167	5,928
Debt maturing within one year	(37)	(48)

Long-term debt	$6,130	$5,880

Senior Secured Credit Facility

Prior to refinancing on February 11, 2011, the senior secured credit facility consisted of (a) a senior secured multi-currency revolver allowing for borrowings of up to $200 million, (b) a $3,800 million senior secured term loan (the “term B-1 loans”), which was drawn in full on the closing date of the Merger, and (c) a $1,000 million incremental senior secured term loan (the “incremental term B-2 loans”), which was drawn in full at an original issue discount of 20.0% on December 18, 2009, the date of the Acquisition.

On February 11, 2011, the Company amended and restated the senior secured credit facility to reflect modifications to certain provisions thereof. The modified terms of the senior secured credit facility include (1) an amendment which allowed the Company to extend the maturity of a portion of the term B-1 loans representing outstanding principal amounts of $2.2 billion from October 26, 2014 to October 26, 2017 (potentially springing to July 26, 2015, under the circumstances described below) by converting such loans into a new tranche of senior secured B-3 loans (the “term B-3 loans”); (2) permission, at the election of the Company, to apply prepayments of term loans to the incremental term B-2 loans prior to the term B-1 loans and term B-3 loans and thereafter to the class of term loans with the next earliest maturity; (3) permission to issue indebtedness (including the senior secured notes described below) to refinance a portion of the term loans under the senior secured credit facility and to secure such indebtedness (including the senior secured notes) on a pari passu basis with the obligations under the senior secured credit facility, (4) permission for future refinancing of the term loans under the senior secured credit facility, and (5) permission for future extensions of the term loans and revolving credit commitments (including, in the case of the revolving credit commitments, by obtaining new revolving credit commitments) under the senior secured credit facility.

The new tranche of term B-3 loans bears interest at a rate per annum equal to either a base rate or a LIBOR rate, in each case plus an applicable margin. The base rate is determined by reference to the higher of (1) the prime rate of Citibank, N.A. and (2) the federal funds effective rate plus  1/2 of 1%. The applicable margin for borrowings of term B-3 loans is 3.50% per annum with respect to base rate borrowings and 4.50% per annum with respect to LIBOR borrowings. No changes were made to the maturity date or interest rates payable with respect to the non-extended term B-1 loans described above.

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

The senior secured multi-currency revolver, which allows for borrowings of up to $200 million, was not impacted by the refinancing. The senior secured multi-currency revolver includes capacity available for letters of credit and for short-term borrowings, and is available in euros in addition to dollars. Borrowings are guaranteed by Parent and substantially all of the Company’s U.S. subsidiaries. The senior secured facility, consisting of term loans and a senior secured multi-currency revolver, is secured by substantially all assets of Parent, the Company and the subsidiary guarantors.

On June 8, 2011, the Company received commitments from certain existing lenders and other financial institutions to either extend the final maturity of the entire aggregate principal amount outstanding under the senior secured multi-currency revolver from October 26, 2013 to October 26, 2016 or to provide a replacement senior secured multi-currency revolver that will mature on October 26, 2016 in the same aggregate principal amount with the same interest rates and fees and having substantially the same terms as the existing revolver. On August 8, 2011 the Company amended the terms of the senior secured multi-currency revolver to extend the final maturity from October 26, 2013 to October 26, 2016. All other terms and conditions of the senior secured credit facility remain unchanged. As of June 30, 2011 there were no amounts outstanding under the senior secured multi-currency revolver.

As a result of the refinancing transaction, the term loans outstanding under the senior secured credit facility include term B-1 loans and term B-3 loans with remaining face values as of June 30, 2011 (after all principal payments to date) of $1,453 million and $2,180 million, respectively. The Company is required to make scheduled principal payments under the term B-1 loans and the term B-3 loans, equal to $10 million in the aggregate on a quarterly basis.

As of June 30, 2011 affiliates of Silver Lake held $54 million and $124 million in outstanding principal amounts of term B-1 loans and term B-3 loans, respectively. As of September 30, 2010 affiliates of Silver Lake held $194 million and $274 million in outstanding principal amounts of term B-1 loans and incremental term B-2 loans, respectively.

As of June 30, 2011 affiliates of TPG held $137 million in outstanding principal amounts of term B-1 loans. As of September 30, 2010, affiliates of TPG held $145 million and $274 million in outstanding principal amounts of term B-1 loans and incremental term B-2 loans, respectively.

Senior Unsecured Notes

The Company has issued $700 million of senior unsecured cash-pay notes and $750 million of senior unsecured PIK toggle notes, each due November 1, 2015. The interest rate for the cash-pay notes is fixed at 9.75% and the interest rates for the cash interest and PIK interest portions of the PIK-toggle notes are fixed at 10.125% and 10.875%, respectively. The Company may prepay the senior unsecured notes commencing November 1, 2011 at 104.875% of the cash pay note and at 105.0625% of PIK toggle note principal amount, which decreases to 102.4375% and 102.5313%, respectively, on November 1, 2012 and to 100% of each on or after November 1, 2013.

Substantially all of the Company’s U.S. 100%-owned subsidiaries are guarantors of the senior unsecured notes. For the periods May 1, 2009 through October 31, 2009 and November 1, 2009 through April 30, 2010, the Company elected to pay interest in kind on its senior PIK toggle notes. PIK interest of $41 million and $43 million was added, for these periods, respectively, to the principal amount of the senior unsecured notes effective November 1, 2009 and May 1, 2010, respectively, and will be payable when the senior unsecured notes become due. For the periods of May 1, 2010 through October 31, 2010, November 1, 2010 through April 30, 2011, and May 1, 2011 to October 31, 2011 the Company has elected to make such payments in cash interest.

Senior Secured Asset-Based Credit Facility

The Company’s senior secured multi-currency asset-based revolving credit facility allows for borrowings of up to $335 million, subject to availability under a borrowing base, of which $150 million may be in the form of letters of credit. The borrowing base at any time equals the sum of 85% of eligible accounts receivable plus 85% of the net orderly liquidation value of eligible inventory, subject to certain reserves and other adjustments. The Company and substantially all of its U.S. subsidiaries are borrowers under this facility, and borrowings are guaranteed by Parent, the Company and substantially all of the Company’s U.S. subsidiaries. The facility is secured by substantially all assets of Parent, the Company and the subsidiary guarantors. The senior secured multi-currency asset- based revolving credit facility also provides the Company with the right to request up to $100 million of additional commitments under this facility.

On June 8, 2011, the Company received commitments from certain existing lenders and other financial institutions to either extend the final maturity of the entire aggregate principal amount outstanding under the senior secured asset-based credit facility from October 26, 2013 to October 26, 2016 or to provide a replacement senior secured asset-based credit facility that will mature on October 26, 2016 in the same aggregate principal amount with the same interest rates and fees and having substantially the same terms as the existing facility. On August 8, 2011, the Company amended the terms of the senior secured asset-based credit facility to extend the final maturity from October 26, 2013 to October 26, 2016. All other terms and conditions of the senior secured asset-based credit facility remain unchanged.

At June 30, 2011 and September 30, 2010, there were no borrowings under this facility. At June 30, 2011 and September 30, 2010 there were $72 million and $53 million, respectively, of letters of credit issued in the ordinary course of business under the senior secured asset-based credit facility resulting in remaining availability of $220 million and $237 million, respectively.

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

Substantially all of the Company’s U.S. 100%-owned subsidiaries are guarantors of the senior secured notes. The senior secured notes are secured by substantially all of the assets of the Company and the subsidiary guarantors.

The proceeds from the senior secured notes were used to repay in full the senior secured incremental term B-2 loans outstanding under the Company’s senior secured credit facility (representing $988 million in aggregate principal amount and $12 million in accrued and unpaid interest) and to pay related fees and expenses.

The issuance of the senior secured notes and repayment of the incremental term B-2 loans was accounted for as an extinguishment of the incremental term B-2 loans and issuance of new debt. Accordingly, the difference between the reacquisition price of the incremental term B-2 loans (including consent fees of $1 million paid by Avaya to the holders of the incremental term B-2 loans that consented to the amendment and restatement of the senior secured credit facility) and the carrying value of the incremental term B-2 loans (including unamortized debt discount and debt issue costs) of $246 million was recognized as a loss upon debt extinguishment during the nine months ended June 30, 2011. In connection with the issuance of the senior secured notes, the Company capitalized financing costs of $23 million during fiscal 2011 and is amortizing these costs over the term of the senior secured notes.

The Company’s senior secured credit facility, senior secured multi-currency asset-based revolving credit facility, and indentures governing our senior secured notes, senior unsecured cash-pay notes and senior unsecured PIK toggle notes contain a number of covenants that, among other things and subject to certain exceptions, restrict the Company’s ability and the ability of certain of its subsidiaries to: (a) incur or guarantee additional debt and issue or sell certain preferred stock; (b) pay dividends on, redeem or repurchase capital stock; (c) make certain acquisitions or investments; (d) incur or assume certain liens; (e) enter into transactions with affiliates; (f) merge or consolidate with another company; (g) transfer or otherwise dispose of assets; (h) redeem subordinated debt; (i) incur obligations that restrict the ability of the Company’s subsidiaries to make dividends or other payments to the Company or Parent; and (j) create or designate unrestricted subsidiaries. They also contain customary affirmative covenants and events of default.

As of June 30, 2011, the Company was not in default under its senior secured credit facility, the indenture governing its senior secured notes, the indenture governing its senior unsecured notes or its senior secured multi-currency asset-based revolving credit facility.

The weighted average interest rate of the Company’s outstanding debt as of June 30, 2011 was 6.0% excluding the impact of the interest rate swaps described in Note 8, “Derivatives and Other Financial Instruments”.

Annual maturities of long-term debt for the next five years ending September 30 and thereafter consist of:

In millions
Remainder of fiscal 2011	9
2012	38
2013	38
2014	38
2015	1,442
2016 and thereafter	4,611

Total	$6,176

Capital Lease Obligations

Included in other liabilities is $23 million of capital lease obligations, primarily associated with an office facility assumed in the acquisition of NES.

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

The details of these swaps are as follows:

In millions	Effective Date	Maturity Date	Notional Amount	Floating Rate Received by Avaya	Fixed Rate Paid by Avaya
4-year swap	November 26, 2007	November 26, 2011	$200	3-month LIBOR	4.485%
5-year swap	November 26, 2007	November 26, 2012	300	3-month LIBOR	4.591%

Notional amount—2007 swaps			500

3-year swap	August 26, 2010	August 26, 2013	750	3-month LIBOR	1.160%
3-year swap	August 26, 2010	August 26, 2013	750	3-month LIBOR	1.135%

Notional amount—2010 swaps			1,500

Notional amount—Total			$2,000

The following table summarizes the (gains) and losses of the interest rate contracts qualifying and designated as cash flow hedging instruments:

	Three months ended June 30,		Nine months ended June 30,
In millions	2011	2010	2011	2010
(Gain) loss on interest rate swaps
Recognized in other comprehensive loss	$9	$(13)	$(21)	$(42)

Reclassified from accumulated other comprehensive loss into interest expense	$8	$17	$33	$58

Recognized in operations (ineffective portion)	$—	$—	$—	$—

The Company expects to reclassify approximately $28 million from accumulated other comprehensive loss into expense in the next twelve months related to the Company’s interest rate swaps based on the projected borrowing rates as of June 30, 2011.

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

The gains and (losses) of the foreign currency forward contracts included in other income (expense), net were $1 million and $40 million for the three months ended June 30, 2011 and 2010, respectively, and $(2) million and $70 million for the nine months ended June 30, 2011 and 2010, respectively.

The following table summarizes the estimated fair value of derivatives:

In millions	June 30, 2011			September 30, 2010
Balance Sheet Location	Total	Foreign Currency Forward Contracts	Interest Rate Swaps	Total	Foreign Currency Forward Contracts	Interest Rate Swaps
Other current assets	$1	$1	$—	$5	$5	$—
Other current liabilities	(30)	(2)	(28)	(67)	(23)	(44)
Other non-current liabilities	(8)	—	(8)	(18)	—	(18)

Net Liability	$(37)	$(1)	$(36)	$(80)	$(18)	$(62)

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

Asset and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and September 30, 2010 were as follows:

	June 30, 2011
	Fair Value Measurements Using
In millions	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Current Assets:
Foreign currency forward contracts	$1	$—	$1	$—

Other Non-Current Assets:
Investments	$12	$10	$2	$—

Other Current Liabilities:
Foreign currency forward contracts	$2	$—	$2	$—
Interest rate swaps	28	—	28	—

	$30	$—	$30	$—

Other Non-Current Liabilities:
Interest rate swaps	$8	$—	$8	$—

	September 30, 2010
	Fair Value Measurements Using
In millions	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Current Assets:
Foreign currency forward contracts	$5	$—	$5	$—

Other Non-Current Assets:
Investments	$10	$10	$—	$—

Other Current Liabilities:
Foreign currency forward contracts	$23	$—	$23	$—
Interest rate swaps	44	—	44	—

	$67	$—	$67	$—

Other Non-Current Liabilities:
Interest rate swaps	$18	$—	$18	$—

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

Investments

Investments classified as Level 2 assets and liabilities are priced using quoted market prices in markets with insufficient volume.

Fair Value of Financial Instruments

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximate carrying values because of the short-term nature of these instruments.

The estimated fair values of the amounts borrowed under the Company’s financing arrangements at June 30, 2011 and September 30, 2010 were determined based on a Level 2 input using quoted market prices in markets with insufficient volume.

The estimated fair values of the amounts borrowed under the Company’s credit agreements at June 30, 2011 and September 30, 2010 are as follows:

	June 30, 2011		September 30, 2010
In millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior secured term B-1 loans	$1,453	$1,396	$3,662	$3,250
Senior secured incremental term B-2 loans	—	—	732	1,018
Senior secured term B-3 loans	2,171	2,099	—	—
Senior secured notes	1,009	970	—	—
9.75% senior unsecured cash pay notes due 2015	700	712	700	665
10.125%/10.875% senior unsecured PIK toggle notes due 2015	834	859	834	792

Total	$6,167	$6,036	$5,928	$5,725

10. Income Taxes

The benefit for income taxes for the three months ended June 30, 2011 was $52 million, as compared to the provision for income taxes of $9 million for the three months ended June 30, 2010. The effective benefit rate for the three months ended June 30, 2011 was 25.5% as compared to the effective tax rate of 3.9% for the three months ended June 30, 2010, and differs from the U.S. Federal tax rate primarily due to the effect of taxable income in non-U.S. jurisdictions and due to the valuation allowance established against the Company’s U.S. deferred tax assets. Additionally, the tax benefit for the three months ended June 30, 2011 includes an $8 million reversal of a valuation allowance related to net operating losses or NOL’s which are now expected to be utilized for a non-US entity.

The benefit for income taxes for the nine months ended June 30, 2011 and 2010 was $11 million and $7 million, respectively. The effective benefit rate for the nine months ended June 30, 2011 was 1.4% and the benefit rate for the nine months ended June 30, 2010 was 1.1%, and differs from the U.S. Federal tax rate primarily due to the effect of taxable income in non-U.S. jurisdictions and due to the valuation allowance established against the Company’s U.S. deferred tax assets. The tax benefit for the nine months ended June 30, 2011 includes an $8 million reversal of a valuation allowance related to net operating losses or NOL’s which are now expected to be utilized for a non-US entity. The tax benefit for the nine months ended June 30, 2010 includes a $10 million reduction in the Company’s unrecognized tax benefits due to the settlement of a global tax issue plus the reversal of interest in the amount of $5 million.

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

The components of the pension and postretirement net periodic benefit cost (credit) for the three and nine months ended June 30, 2011 and 2010 are provided in the table below:

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits - U.S.
	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
In millions	2011	2010	2011	2010	2011	2010
Components of Net Periodic Benefit Cost (Credit)
Service cost	$2	$2	$2	$2	$1	$1
Interest cost	38	40	6	6	7	9
Expected return on plan assets	(44)	(46)	—	(1)	(2)	(3)
Amortization of unrecognized prior service cost	—	1	—	—	—	1
Amortization of previously unrecognized net actuarial loss	16	8	—	—	1	—
Curtailment	—	—	7	—	—	—

Net periodic benefit cost (credit)	$12	$5	$15	$7	$7	$8

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits - U.S.
	Nine months ended June 30,		Nine months ended June 30,		Nine months ended June 30,
In millions	2011	2010	2011	2010	2011	2010
Components of Net Periodic Benefit Cost (Credit)
Service cost	$5	$6	$7	$6	$3	$3
Interest cost	113	120	17	18	23	28
Expected return on plan assets	(131)	(137)	(1)	(1)	(8)	(9)
Amortization of unrecognized prior service cost	1	1	—	—	2	3
Amortization of previously unrecognized net actuarial loss	48	25	1	—	2	1
Curtailment	—	—	7	—	—	—

Net periodic benefit cost (credit)	$36	$15	$31	$23	$22	$26

During the three months ended June 30, 2011, the Company recorded a $7 million curtailment charge included in selling, general, and administrative expenses related to its restructuring initiative in Germany.

The Company’s general funding policy with respect to its U.S. qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations. For the nine month period ended June 30, 2011, the Company made contributions of $21 million to satisfy minimum statutory funding requirements. Estimated payments to satisfy minimum statutory funding requirements for the remainder of fiscal 2011 are $48 million.

The Company provides certain pension benefits for U.S. employees, which are not pre-funded, and certain pension benefits for non-U.S. employees, the majority of which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed or premiums are paid. For the nine month period ended June 30, 2011, the Company made payments for these U.S. and non-U.S. pension benefits totaling $4 million and $18 million, respectively. Estimated payments for these U.S. and non-U.S. pension benefits for the remainder of fiscal 2011 are $3 million and $6 million, respectively.

During the first nine months of fiscal 2011, the Company contributed $39 million to the represented employees’ post-retirement health trust to fund current benefit claims and costs of administration in compliance with the terms of the 2009 Agreement. Estimated contributions under the terms of the 2009 Agreement are $11 million for the remainder of fiscal 2011.

The Company also provides certain retiree medical benefits for U.S. employees, which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed. For the nine month period ended June 30, 2011, the Company made payments totaling $10 million for these retiree medical benefits. Estimated payments for these retiree medical benefits for the remainder of fiscal 2011 are $4 million.

12. Share-based Compensation

Avaya Holdings Corp.’s Amended and Restated 2007 Equity Incentive Plan (“2007 Plan”) governs the issuance of equity awards, including restricted stock units (“RSUs”) and stock options, to eligible plan participants. Key employees, directors, and consultants of the Company may be eligible to receive awards under the 2007 Plan. Each stock option, when vested and exercised, and each RSU, when vested, entitles the holder to receive one share of Parent’s stock, subject to certain restrictions on their transfer and sale as defined in the 2007 Plan and the related award agreements. As of June 30, 2011, Parent had authorized the issuance of up to 49,848,157 shares of its stock under the 2007 Plan, in addition to 2,924,125 shares underlying certain continuation awards that were permitted to be issued at the time of the Merger. There remained 3,757,173 shares available for grant under the 2007 Plan as of June 30, 2011.

Option Awards

During the nine months ended June 30, 2011, 4,433,000 time-based and 2,387,000 multiple-of-money options were granted in the ordinary course of business. All of the options expire ten years from the date of grant or upon cessation of employment, in which event there are limited exercise provisions allowed for vested options. Options granted prior to May 2011 have an exercise price of $3.00 per share and options granted subsequent to May 2011 have an exercise price of $4.40 per share.

Time-based options granted during the nine months ended June 30, 2011 vest over their performance periods, generally four years. Compensation expense equal to the fair value of the option measured on the grant date is recognized utilizing graded attribution over the requisite service period.

Multiple-of-money options vest upon the achievement of defined returns on the Sponsors’ initial investment in Parent. Because vesting of the multiple-of-money market-based options is outside the control of the Company and the award recipients, compensation expense relative to the multiple-of-money options must be recognized upon the occurrence of a triggering event (e.g., sale or initial public offering of Parent).

The fair value of option awards is determined at the date of grant utilizing the Cox-Ross Rubinstein (“CRR”) binomial option pricing model which is affected by the fair value of Parent’s stock as well as a number of complex and subjective assumptions. Expected volatility is based primarily on a combination of the Company’s peer group’s historical volatility and estimates of implied volatility of the Company’s peer group. The risk-free interest rate assumption was derived from reference to the U.S. Treasury Spot rates for the expected term of the stock options. The dividend yield assumption is based on Parent’s current intent not to issue a dividend under its dividend policy. The expected holding period assumption was estimated based on the Company’s historical experience.

For the nine months ended June 30, 2011 and 2010, the Company recognized share-based compensation associated with options issued under the 2007 Plan of $7 million and $13 million, respectively, which is included in costs and operating expenses. For the three months ended June 30, 2011 and 2010, the Company recognized share-based compensation associated with options issued under the 2007 Plan of $2 million and $3 million, respectively, which is included in costs and operating expenses.

Restricted Stock Units

The Company has RSUs which represent the right to receive one share of Parent’s stock when fully vested. The fair value of the RSUs is estimated by the Board of Directors on the respective dates of grant.

During the nine months ended June 30, 2011, 305,000 RSUs were awarded in the ordinary course of business. The fair market value (as defined in the 2007 Plan) of these awards at the date of grant was $3.00 per share for RSUs awarded prior to May 2011 and $4.40 per share for RSUs awarded subsequent to May 2011.

At June 30, 2011, there were 1,560,000 awarded RSUs outstanding under the 2007 Plan, of which 667,500 were fully vested. For each of the nine months ended June 30, 2011 and 2010, the Company recognized share-based compensation associated with RSUs granted under the 2007 Plan of $2 million.

13. Reportable Segments

Avaya conducts its business operations in three segments. Two of those segments, Global Communications Solutions (“GCS”) and Avaya Networking (“Data”), make up Avaya’s product portfolio. The third segment contains Avaya’s services portfolio and is called Avaya Global Services (“AGS”).

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

Summarized financial information relating to the Company’s reportable segments is shown in the following table:

	Three months ended June 30,		Nine months ended June 30,
In millions	2011	2010	2011	2010
REVENUE
Global Communications Solutions	$659	$615	$1,984	$1,704
Avaya Networking	71	87	226	194
Avaya Global Services	643	633	1,922	1,823
Unallocated Amounts (1)	(1)	(3)	(4)	(9)

	$1,372	$1,332	$4,128	$3,712

GROSS MARGIN
Global Communications Solutions	$383	$316	$1,119	$920
Avaya Networking	29	37	96	82
Avaya Global Services	304	279	903	832
Unallocated Amounts (1)	(63)	(77)	(204)	(233)

	653	555	1,914	1,601
OPERATING EXPENSES
Selling, general and administrative	472	447	1,403	1,280
Research and development	115	106	351	303
Amortization of intangible assets	56	55	168	162
Impairment of long-lived assets	—	—	—	16
Restructuring charges, net	102	51	166	134
Acquisition-related costs	—	1	4	20

	745	660	2,092	1,915

OPERATING LOSS	(92)	(105)	(178)	(314)
INTEREST EXPENSE AND OTHER INCOME, NET	(112)	(126)	(597)	(350)

LOSS BEFORE INCOME TAXES	$(204)	$(231)	$(775)	$(664)

(1)	Unallocated Amounts in Gross Margin include the amortization of technology intangible assets that are not identified with a specific segment. Unallocated Amounts in Revenue and Gross Margin also include the impacts of certain fair value adjustments recorded in purchase accounting in connection with the Merger.

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

Antitrust Litigation

In 2006, the Company instituted an action in the U.S. District Court, District of New Jersey, against defendants Telecom Labs, Inc., TeamTLI.com Corp. and Continuant Technologies, Inc. and subsequently amended its complaint to include certain individual officers of these companies as defendants. Defendants purportedly provide maintenance services to customers who have purchased or leased the Company’s communications equipment. The Company asserts in its amended complaint that, among other things, defendants, or each of them, have engaged in tortious conduct and/or violated federal intellectual property laws by improperly accessing and utilizing the Company’s proprietary software, including passwords, logins and maintenance service permissions, to perform certain maintenance services on the Company’s customers’ equipment. Defendants have filed a counterclaim against the Company, alleging a number of tort claims and alleging that the Company has violated the Sherman Act’s prohibitions against anticompetitive conduct through the manner in which the Company sells its products and services. The Company filed a motion to dismiss the federal anticompetitive claims, which the court granted in part and denied in part. Defendants filed a motion to dismiss the Company’s claims to the extent they assert violations of the federal Digital Millennium Copyright Act. The court denied Defendants’ motion in its entirety. Defendants also filed a motion to amend their complaint, which was denied in part and affirmed in part. The parties have engaged in extensive discovery and motion practice to, among other things, amend pleadings and compel and oppose discovery requests. A trial date originally set for September 2011 has been adjourned and no new date has been set by the court. At this point in the proceeding, discovery on the Company’s claims and the defendants’ surviving counter-claims continue. Therefore, at this time an outcome cannot be predicted and, as a result, the Company cannot be assured that this case will not have a material adverse effect on the manner in which it does business, its financial position, results of operations or cash flows.

Intellectual Property

In the ordinary course of business, the Company is involved in litigation alleging it has infringed upon third parties’ intellectual property rights, including patents; some litigation may involve claims for infringement against customers by third parties relating to the use of Avaya’s products, as to which the Company may provide indemnifications of varying scope to certain customers. These matters are on-going and the outcomes are subject to inherent uncertainties. As a result, the Company cannot be assured that any such matter will not have a material adverse effect on its financial position, results of operations or cash flows. However, management does provide for estimated losses if and when it believes the facts and circumstances indicate that a loss is probable and the loss can be reasonably estimated. While it is not possible at this time to determine with certainty the ultimate outcome of these cases, the Company believes there are no such infringement matters that could have, individually or in aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

In October 2009, a group of former employees of Avaya’s former Shreveport, Louisiana manufacturing facility brought suit in Louisiana state court, naming as defendants Alcatel-Lucent USA, Inc., Lucent Technologies Services Company, Inc., and AT&T Technologies, Inc. The former employees allege hearing loss due to hazardous noise exposure from the facility dating back over forty years, and stipulate that the total amount of each individual’s damages does not exceed fifty thousand dollars. In February 2010 plaintiffs amended their complaint to add the Company as a named defendant. There are 101 plaintiffs in the case. This matter is in the early phases of discovery. The Company cannot determine if this matter will have an effect on our business, or, if it does, whether its outcome will have a material adverse effect on our financial position, results of operations or cash flow.

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

In millions
Balance as of September 30, 2010	$45
Reductions for payments and costs to satisfy claims	(30)
Accruals for warranties issued during the period	16
Adjustments	(2)

Balance as of June 30, 2011	$29

Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements

Letters of Credit

The Company has uncommitted credit facilities of $51 million, of which the Company had entered into letters of credit totaling $48 million as of June 30, 2011 that vary in term for the purpose of securing third party financial guarantees, such as letters of credit, which ensure the Company’s performance or payment to third parties. As of June 30, 2011, the Company had outstanding an aggregate of $120 million in irrevocable letters of credit under its committed and uncommitted credit facilities (including $72 million under its $535 million committed credit facilities).

Surety Bonds

The Company arranges for the issuance of various types of surety bonds, such as license, permit, bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. These bonds vary in duration although most are issued and outstanding from nine months to three years. These bonds are backed by $12 million of the Company’s letters of credit. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $24 million as of June 30, 2011.

Purchase Commitments and Termination Fees

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and to help assure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that allow them to produce and procure inventory based upon forecasted requirements provided by the Company. If the Company does not meet these specified purchase commitments, it could be required to purchase the inventory, or in the case of certain agreements, pay an early termination fee. As of June 30, 2011, the maximum potential payment under these commitments was approximately $45 million. Historically, the Company has not been required to pay a charge for not meeting its designated purchase commitments with these suppliers.

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

Product Financing Arrangements

The Company sells products to various resellers that may obtain financing from certain unaffiliated third-party lending institutions. For the Company’s product financing arrangement with resellers outside the U.S., in the event participating resellers default on their payment obligations to the lending institution, the Company is obligated under certain circumstances to guarantee repayment to the lending institution. The repayment amount fluctuates with the level of product financing activity. The guaranteed repayment amount was approximately $3 million as of June 30, 2011. The Company reviews and sets the maximum credit limit for each reseller participating in this financing arrangement. Historically, there have not been any guarantee repayments by the Company. The Company has estimated the fair value of this guarantee as of June 30, 2011, and has determined that it is not significant. There can be no assurance that the Company will not be obligated to repurchase inventory under this arrangement in the future.

Long-Term Cash Incentive Bonus Plan

Parent has established a LongTerm Incentive Cash Bonus Plan (“LTIP”). Under the LTIP, Parent will make cash awards available to compensate certain key employees upon the achievement of defined returns on the Sponsors’ initial investment in Parent. Parent has issued LTIP awards covering a total of $60 million, of which $44 million in awards were outstanding as of June 30, 2011. The Company will begin to recognize compensation expense relative to the LTIP awards upon the occurrence of a triggering event (e.g., a sale or initial public offering). As of June 30, 2011, no compensation expense associated with the LTIP has been recognized.

Performance Guarantee

In connection with the sales of certain businesses, the Company has assigned its rights and obligations under several real estate leases to the acquiring companies (the “assignees”). The remaining terms of these leases vary from one year to four years. While the Company is no longer the primary obligor under these leases, the lessors have not completely released the Company from its obligations, and hold it secondarily liable in the event that the assignees default on these leases. The maximum potential future payments the Company could be required to make, if all of the assignees were to default as of June 30, 2011, would be approximately $3 million. The Company has assessed the probability of default by the assignees and has determined it to be remote.

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

Transactions with Alcatel-Lucent

Pursuant to the Contribution and Distribution Agreement effective October 1, 2000, Lucent Technologies, Inc. (now Alcatel-Lucent) contributed to the Company substantially all of the assets, liabilities and operations associated with its enterprise networking businesses (the “Company’s Businesses”) and distributed the Company’s stock pro-rata to the shareholders of Lucent (“distribution”). The Contribution and Distribution Agreement, among other things, provides that, in general, the Company will indemnify Alcatel-Lucent for all liabilities including certain pre-distribution tax obligations of Alcatel-Lucent relating to the Company’s Businesses and all contingent liabilities primarily relating to the Company’s Businesses or otherwise assigned to the Company. In addition, the Contribution and Distribution Agreement provides that certain contingent liabilities not allocated to one of the parties will be shared by Alcatel-Lucent and the Company in prescribed percentages. The Contribution and Distribution Agreement also provides that each party will share specified portions of contingent liabilities based upon agreed percentages related to the business of the other party that exceed $50 million. The Company is unable to determine the maximum potential amount of other future payments, if any, that it could be required to make under this agreement.

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

15. Guarantor—Non Guarantor financial information

Borrowings by Avaya Inc. under the senior secured credit facility are jointly and severally, fully, and unconditionally guaranteed by all wholly owned U.S. subsidiaries of Avaya Inc. (with certain agreed-upon exceptions) (collectively, the “Guarantor Subsidiaries”) and Parent. The senior secured notes, the senior unsecured cash-pay notes and the senior unsecured PIK toggle notes issued by Avaya Inc. are jointly and severally, fully and unconditionally guaranteed by the Guarantor Subsidiaries. None of the other subsidiaries of Avaya Inc., either directly or indirectly, guarantees the senior secured credit facility, the senior secured notes, the senior unsecured cash-pay notes or the senior unsecured PIK toggle notes (“Non-Guarantor Subsidiaries”).

Avaya Inc. and each of the Guarantor Subsidiaries are authorized to borrow under the senior secured asset-based credit facility. Borrowings under that facility are jointly and severally, fully, and unconditionally guaranteed by Avaya Inc. and the Guarantor Subsidiaries. Additionally these borrowings are fully and unconditionally guaranteed by Parent.

The senior secured notes and the related guarantees are secured equally and ratably (other than with respect to real estate) with the senior secured credit facility and any future first lien obligations by (i) a first-priority lien on substantially all of the Avaya Inc.’s and the Guarantor Subsidiaries’ assets, other than (x) any real estate and (y) collateral that secures the senior secured multi-currency asset based revolving credit facility on a first-priority basis (the “ABL Priority Collateral”), and (ii) a second-priority lien on the ABL Priority Collateral, subject to certain limited exceptions.

The following tables present the financial position, results of operations and cash flows of Avaya Inc., the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, and Eliminations as of June 30, 2011 and 2010, and for the three and nine months ended June 30, 2011 and 2010 to arrive at the information for Avaya Inc. on a consolidated basis.

Supplemental Condensed Consolidating Schedule of Operations

	Three months ended June 30, 2011
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$747	$107	$643	$(125)	$1,372

COST	401	71	372	(125)	719

GROSS MARGIN	346	36	271	—	653

OPERATING EXPENSES
Selling, general and administrative	131	25	316	—	472
Research and development	66	3	46	—	115
Amortization of intangible assets	51	1	4	—	56
Restructuring charges, net	3	6	93	—	102

	251	35	459	—	745

OPERATING INCOME (LOSS)	95	1	(188)	—	(92)

Interest expense	(108)	(4)	—	1	(111)
Other income (expense), net	3	—	(3)	(1)	(1)

LOSS BEFORE INCOME TAXES	(10)	(3)	(191)	—	(204)

Provision for (benefit from) income taxes	1	—	(53)	—	(52)
Equity in net loss of consolidated subsidiaries	(141)	—	—	141	—

NET LOSS	(152)	(3)	(138)	141	(152)

Less net income attributable to noncontrolling interests	—	—	—	—	—

NET LOSS ATTRIBUTABLE TO AVAYA INC.	$(152)	$(3)	$(138)	$141	$(152)

Supplemental Condensed Consolidating Schedule of Operations

	Three months ended June 30, 2010
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$745	$110	$556	$(79)	$1,332

COST	419	111	326	(79)	777

GROSS MARGIN	326	(1)	230	—	555

OPERATING EXPENSES
Selling, general and administrative	159	26	262	—	447
Research and development	55	2	49	—	106
Amortization of intangible assets	54	1	—	—	55
Restructuring charges, net	6	2	43	—	51
Acquistion-related costs	1	—	—	—	1

	275	31	354	—	660

OPERATING INCOME (LOSS)	51	(32)	(124)	—	(105)

Interest expense	(120)	(8)	1	—	(127)
Other income, net	1	—	—	—	1

LOSS BEFORE INCOME TAXES	(68)	(40)	(123)	—	(231)

Provision for income taxes	2	—	7	—	9
Equity in net loss of consolidated subsidiaries	(170)	—	—	170	—

NET LOSS	(240)	(40)	(130)	170	(240)

Less net income attributable to noncontrolling interests	—	—	—	—	—

NET LOSS ATTRIBUTABLE TO AVAYA INC.	$(240)	$(40)	$(130)	$170	$(240)

Supplemental Condensed Consolidating Schedule of Operations

	Nine months ended June 30, 2011
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$2,244	$324	$1,913	$(353)	$4,128

COST	1,239	262	1,066	(353)	2,214

GROSS MARGIN	1,005	62	847	—	1,914

OPERATING EXPENSES
Selling, general and administrative	536	73	794	—	1,403
Research and development	206	10	135	—	351
Amortization of intangible assets	155	3	10	—	168
Restructuring charges, net	17	5	144	—	166
Acquistion-related costs	1	—	3	—	4

	915	91	1,086	—	2,092

OPERATING INCOME (LOSS)	90	(29)	(239)	—	(178)

Interest expense	(340)	(13)	—	2	(351)
Loss on extinguishment of debt	(246)	—	—	—	(246)
Other income (expense), net	1	2	(1)	(2)	—

LOSS BEFORE INCOME TAXES	(495)	(40)	(240)	—	(775)

Benefit from income taxes	(7)	—	(4)	—	(11)
Equity in net loss of consolidated subsidiaries	(276)	—	—	276	—

NET LOSS	(764)	(40)	(236)	276	(764)

Less net income attributable to noncontrolling interests	—	—	—	—	—

NET LOSS ATTRIBUTABLE TO AVAYA INC.	$(764)	$(40)	$(236)	$276	$(764)

Supplemental Condensed Consolidating Schedule of Operations

	Nine months ended June 30, 2010
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$2,037	$236	$1,704	$(265)	$3,712

COST	1,210	194	972	(265)	2,111

GROSS MARGIN	827	42	732	—	1,601

OPERATING EXPENSES
Selling, general and administrative	496	63	721	—	1,280
Research and development	158	8	137	—	303
Amortization of intangible assets	160	2	—	—	162
Impairment of long-lived assets	7	—	9	—	16
Restructuring charges, net	34	2	98	—	134
Acquistion-related costs	20	—	—	—	20

	875	75	965	—	1,915

OPERATING LOSS	(48)	(33)	(233)	—	(314)

Interest expense	(339)	(17)	—	—	(356)
Other income (expense), net	(1)	(1)	8	—	6

LOSS BEFORE INCOME TAXES	(388)	(51)	(225)	—	(664)

Provision for (benefit from) income taxes	7	1	(15)	—	(7)
Equity in net loss of consolidated subsidiaries	(264)	—	—	264	—

NET LOSS	(659)	(52)	(210)	264	(657)

Less net income attributable to noncontrolling interests	—	—	2	—	2

NET LOSS ATTRIBUTABLE TO AVAYA INC.	$(659)	$(52)	$(212)	$264	$(659)

Supplemental Condensed Consolidating Balance Sheet

	June 30, 2011
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$144	$19	$205	$—	$368
Accounts receivable, net—external	266	37	414	—	717
Accounts receivable—internal	529	191	108	(828)	—
Inventory	176	3	152	—	331
Deferred income taxes, net	—	—	5	—	5
Other current assets	109	75	123	—	307
Internal notes receivable, current	1,535	20	(16)	(1,539)	—

TOTAL CURRENT ASSETS	2,759	345	991	(2,367)	1,728
Property, plant and equipment, net	246	27	141	—	414
Deferred income taxes, net	—	—	32	—	32
Intangible assets, net	1,991	37	219	—	2,247
Goodwill	4,075	—	6	—	4,081
Other assets	171	8	22	—	201
Investment in consolidated subsidiaries	(1,826)	7	24	1,795	—

TOTAL ASSETS	$7,416	$424	$1,435	$(572)	$8,703

LIABILITIES
Current liabilities:
Debt maturing within one year—external	$37	$—	$—	$—	$37
Debt maturing within one year—internal	23	368	1,148	(1,539)	—
Accounts payable—external	296	22	202	—	520
Accounts payable—internal	198	114	516	(828)	—
Payroll and benefit obligations	121	17	169	—	307
Deferred revenue	513	38	70	—	621
Business restructuring reserve, current portion	23	4	135	—	162
Other current liabilities	223	4	66	—	293

TOTAL CURRENT LIABILITIES	1,434	567	2,306	(2,367)	1,940

Long-term debt	6,130	—	—	—	6,130
Pension obligations	1,048	—	496	—	1,544
Other postretirement obligations	451	—	—	—	451
Deferred income taxes, net	168	—	1	—	169
Business restructuring reserve, non-current portion	17	6	27	—	50
Other liabilities	334	22	229	—	585

TOTAL NON-CURRENT LIABILITIES	8,148	28	753	—	8,929

TOTAL STOCKHOLDER'S DEFICIENCY	(2,166)	(171)	(1,624)	1,795	(2,166)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$7,416	$424	$1,435	$(572)	$8,703

Supplemental Condensed Consolidating Balance Sheet

	September 30, 2010
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$348	$26	$205	$—	$579
Accounts receivable, net—external	326	46	420	—	792
Accounts receivable—internal	530	184	67	(781)	—
Inventory	108	15	111	—	234
Deferred income taxes, net	—	—	3	—	3
Other current assets	95	80	101	—	276
Internal notes receivable, current	1,423	89	(16)	(1,496)	—

TOTAL CURRENT ASSETS	2,830	440	891	(2,277)	1,884
Property, plant and equipment, net	266	31	153	—	450
Deferred income taxes, net	—	—	22	—	22
Intangible assets, net	2,300	39	264	—	2,603
Goodwill	4,075	—	—	—	4,075
Other assets	178	8	41	—	227
Investment in consolidated subsidiaries	(1,527)	7	23	1,497	—

TOTAL ASSETS	$8,122	$525	$1,394	$(780)	$9,261

LIABILITIES
Current liabilities:
Debt maturing within one year—external	$48	$—	$—	$—	$48
Debt maturing within one year—internal	92	355	1,049	(1,496)	—
Accounts payable—external	252	30	182	—	464
Accounts payable—internal	155	181	445	(781)	—
Payroll and benefit obligations	145	20	146	—	311
Deferred revenue	548	32	70	—	650
Business restructuring reserve, current portion	26	4	83	—	113
Other current liabilities	296	5	129	—	430

TOTAL CURRENT LIABILITIES	1,562	627	2,104	(2,277)	2,016

Long-term debt	5,880	—	—	—	5,880
Pension obligations	1,087	—	453	—	1,540
Other postretirement obligations	478	—	—	—	478
Deferred income taxes, net	153	—	1	—	154
Business restructuring reserve, non-current portion	25	4	23	—	52
Other liabilities	365	23	181	—	569

TOTAL NON-CURRENT LIABILITIES	7,988	27	658	—	8,673

TOTAL STOCKHOLDER'S DEFICIENCY	(1,428)	(129)	(1,368)	1,497	(1,428)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$8,122	$525	$1,394	$(780)	$9,261

Supplemental Condensed Consolidating Schedule of Cash Flows

	Nine months ended June 30, 2011
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net loss	$(764)	$(40)	$(236)	$276	$(764)
Adjustments to reconcile net loss to net cash used for operating activities	392	8	87	—	487
Changes in operating assets and liabilities	(118)	(55)	58	—	(115)
Equity in net loss of consolidated subsidiaries	276	—	—	(276)	—

NET CASH USED FOR OPERATING ACTIVITIES	(214)	(87)	(91)	—	(392)

INVESTING ACTIVITIES:
Capital expenditures	(32)	—	(29)	—	(61)
Capitalized software development costs	(25)	(3)	—	—	(28)
Acquisition of businesses, net of cash acquired	(2)	—	(14)	—	(16)
Return of funds held in escrow from the NES acquisition	6	—	—	—	6
Proceeds from sale of long-lived assets	5	—	2	—	7
Restricted cash	—	2	24	—	26

NET CASH USED FOR INVESTING ACTIVITIES	(48)	(1)	(17)	—	(66)

FINANCING ACTIVITIES:
Repayment of incremental B-2 term loans	(696)	—	—	—	(696)
Debt issuance costs and third-party debt modification costs	(42)	—	—	—	(42)
Proceeds from senior secured notes	1,009	—	—	—	1,009
Repayment of long-term debt	(32)	—	—	—	(32)
Net (repayments) borrowings of intercompany debt	(181)	82	99	—	—
Other financing activities, net	—	(1)	—	—	(1)

NET CASH PROVIDED BY FINANCING ACTIVITIES	58	81	99	—	238

Effect of exchange rate changes on cash and cash equivalents	—	—	9	—	9

NET DECREASE IN CASH AND CASH EQUIVALENTS	(204)	(7)	—	—	(211)
Cash and cash equivalents at beginning of period	348	26	205	—	579

Cash and cash equivalents at end of period	$144	$19	$205	$—	$368

Supplemental Condensed Consolidating Schedule of Cash Flows

	Nine months ended June 30, 2010
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net loss	$(659)	$(52)	$(210)	$264	$(657)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities	573	9	133	—	715
Changes in operating assets and liabilities	(197)	33	107	—	(57)
Equity in net loss of consolidated subsidiaries	264	—	—	(264)	—

NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(19)	(10)	30	—	1

INVESTING ACTIVITIES:
Capital expenditures	(16)	(2)	(31)	—	(49)
Capitalized software development costs	(33)	(4)	—	—	(37)
Acquisition of businesses, net of cash acquired	(534)	37	(308)	—	(805)
Liquidation of securities available for sale	—	13	—	—	13
Purchase of securities available for sale	—	—	(5)	—	(5)
Proceeds from sale of long-lived assets	1	—	7	—	8
Restricted cash	—	—	1	—	1

NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(582)	44	(336)	—	(874)

FINANCING ACTIVITIES:
Net proceeds from incremental B-2 term loans and warrants	783	—	—	—	783
Capital contribution from Parent	125	—	—	—	125
Debt issuance costs and third-party debt modification costs	(5)	—	—	—	(5)
Repayment of long-term debt	(36)	—	—	—	(36)
Net (repayments) borrowings of intercompany debt	(214)	(24)	238	—	—
Internal capital contribution from Avaya Inc.	(100)	—	100	—	—
Other financing activities, net	—	—	(1)	—	(1)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	553	(24)	337	—	866

Effect of exchange rate changes on cash and cash equivalents	—	—	(32)	—	(32)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(48)	10	(1)	—	(39)
Cash and cash equivalents reclassified as held for sale	—	—	(14)	—	(14)
Cash and cash equivalents at beginning of period	376	2	189	—	567

Cash and cash equivalents at end of period	$328	$12	$174	$—	$514

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our accompanying unaudited interim consolidated financial statements as of June 30, 2011 and for the three and nine months ended June 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission, or the SEC, for interim financial statements, and should be read in conjunction with our consolidated financial statements and other financial information for the fiscal year ended September 30, 2010, which were included in our Annual Report on Form 10-K filed with the SEC on December 7, 2010. In our opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated.

Certain prior period amounts have been reclassified to conform to the current interim period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

Overview

We are a leading global provider of next-generation business collaboration and communications solutions that bring people together with the right information at the right time in the right context, enabling business users to improve their efficiency and quickly solve critical business challenges. Our solutions are designed to enable business users to work together more effectively as a team internally or with their customers and suppliers, increasing innovation, improving productivity and accelerating decision-making and business outcomes.

We develop software and hardware products and offer related services that we market and sell directly and through our channel partners as part of our collaboration and communications solutions for large enterprises, small- and mid-sized businesses and government organizations. Our software delivers rich value-added applications for enterprise collaboration and communications, including messaging, telephony, voice, video and web conferencing, mobility and customer service. These applications operate on our own hardware, which includes a broad range of desk phones, servers and gateways, and LAN/WAN switching wireless access points and gateways, as well as on third-party devices, including desk phones, tablets and desktop PCs. In addition, our award-winning portfolio of services supports our products to help customers achieve enhanced business results both directly and indirectly through partners. Market opportunities associated with our business collaboration and communications solutions include spending on unified communications (which includes, among others, enterprise telephony and messaging), contact center applications and data networking equipment, as well as spending on support and maintenance services to implement and support these tools.

We are highly focused on and structured to serve our core business collaboration and communications markets with fit-for-purpose products, targeted sales coverage and distributed software services and support models. We offer solutions in five key business collaboration and communications categories:

•	Unified Communications Software, Infrastructure and Endpoints;

•	Real Time Video Collaboration;

•	Contact Center;

•	Data Networking; and

•	Applications, including their Integration and Enablement.

Initial Registration Statement of Parent

Avaya is a wholly owned subsidiary of Avaya Holdings Corp., a Delaware corporation (“Parent”). Parent was formed by affiliates of two private equity firms, Silver Lake Partners (“Silver Lake”) and TPG Capital (“TPG”) (collectively, the “Sponsors”). Silver Lake and TPG, through Parent, acquired Avaya in a transaction that was completed on October 26, 2007 (the “Merger”).

On June 9, 2011, Parent filed with the SEC a registration statement on Form S-1 (as it may be amended from time to time, the “registration statement”) relating to a proposed initial public offering of its common stock. As contemplated in the registration statement, the net proceeds of the proposed offering are expected to be used to repay a portion of our long-term indebtedness, redeem Parent’s Series A preferred stock and pay certain amounts in connection with the termination of our management services agreement with affiliates of our Sponsors pursuant to its terms. The registration statement remains under review by the SEC and shares of common stock registered thereunder may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This document shall not constitute an offer to sell or the solicitation of any offer to buy nor shall there be any sale of those securities in any State in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State. Further, there is no way to predict whether or not Parent will be successful in completing the offering as contemplated and if it is successful, we cannot be certain if, or how much of, the net proceeds will be used for the purposes identified above.

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

The Company also completed a private placement of $1,009 million of senior secured notes. The senior secured notes were issued at par, bear interest at a rate of 7% per annum and mature on April 1, 2019. The proceeds from the senior secured notes were used to repay in full the senior secured incremental term B-2 loans outstanding under the Company’s senior secured credit facility (representing $988 million in aggregate principal amount and $12 million in accrued and unpaid interest) and to pay related fees and expenses. The private placement effectively deferred $950 million of principal payments that would have been due in October 2014 under the senior secured credit facility to April 2019. Please refer to Note 7, “Financing Arrangements,” to our unaudited interim consolidated financial statements for further details.

On August 8, 2011, the Company amended the terms of the multi-currency revolver available under its senior secured credit facility and its multi-currency asset-based revolving credit facility to extend the final maturity of each from October 26, 2013 to October 26, 2016. All other terms and conditions of the senior secured credit facility and the multi-currency asset-based revolving credit facility remain unchanged.

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

Major Business Areas

Avaya conducts its business operations in three segments. Two of those segments, Global Communications Solutions (“GCS”) and Avaya Networking (“Data”) (formerly known as Data Networking), make up Avaya’s product portfolio. The third segment contains Avaya’s services portfolio and is called Avaya Global Services (“AGS”).

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

During the second half of fiscal year 2010, we completed the integration of the Avaya and NES product lines as we continued to execute our new product roadmap and launched a series of new products across our portfolio. For example, we released the Avaya Aura 6.0 platform for call control and session management, along with solutions in messaging, conferencing and presence services, delivering an integrated platform that supports voice, video and IM communications. We also released a new contact center solution suite including intelligent software routing. Additionally we released IP Office 7.0 and our new video portfolio consisting of the Avaya Flare Experience®, the Avaya Desktop Video Device and the Avaya 1000 Series Video Conferencing system of endpoints for desktop and conference rooms. These contact center solutions helps break down the barriers between today’s communications and collaboration tools with a distinctive user interface for quick, easy access to desktop voice and video, social media, presence and instant messaging, audio/video/web conferencing, a consolidated view of multiple directories, context history and more. These capabilities deliver a simpler, more compelling experience to end-users using video, voice and text.

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

Small and Medium Enterprise Communications

Avaya’s Small and Medium Enterprise Communications unit offers complete solutions that bring together telephony, messaging, networking, conferencing and customer management designed for the requirements of small and medium enterprises. The products and services are sold primarily through Avaya’s global channel partners.

Avaya Networking

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

Services

AGS evaluates, plans, designs, implements, supports, manages and optimizes enterprise communications networks to help customers achieve enhanced business results. The Company’s services portfolio includes product support, integration and professional and managed, or operations services that enable customers to optimize and manage their converged communications networks worldwide supported by patented design and management tools and network operations and technical support centers around the world.

The portfolio of AGS services includes:

•

Avaya Client Services—Avaya monitors and improves customers’ communications network performance, including helping to ensure network availability and keeping communication networks current with the latest software releases;

•

Professional Services—Avaya planning, design, implementation and integration specialists and communications consultants provide solutions that help reduce costs and enhance business agility. Avaya also provides vertical solutions designed to leverage existing product environments, contact centers and unified communications networks;

•	Managed or Operations Services—Avaya manages complex multi-vendor, multi-technology networks, helps optimize network performance, and manages customers’ communications environments and related assets.

Financial Results Summary

Our revenues for the nine months ended June 30, 2011 increased 11% as compared to the nine months of the corresponding period in the prior year, primarily as a result of the contributions by the NES business. Our operation of the NES business was for the entire nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010, which included the results for NES for only the period of December 19, 2009 through June 30, 2010. The increase in revenues also included an increase in sales volume of unified communications and contact center products. The increase in our revenues was partially offset by lower revenues resulting from customers reducing spending on maintenance contracts and our divestiture of AGC. Until August 31, 2010 AGC was our majority-owned subsidiary and its sales to end users were included in our revenues. Although we currently utilize AGC as a business partner to sell our product lines, such sales generally generate lower top line revenue due to volume discounts offered to business partners.

We incurred operating losses for the nine months ended June 30, 2011 and 2010 of $178 million and $314 million, respectively. Operating loss for the nine months ended June 30, 2011 and 2010 includes non-cash expenses for depreciation and amortization of $498 million and $518 million and share-based compensation of $9 million and $15 million, respectively. Operating income before non-cash depreciation and amortization and share-based compensation was $329 million and $219 million for the nine months ended June 30, 2011 and 2010, respectively.

Matters affecting the comparability of our operating results for the first nine months of fiscal 2011 and 2010 include, among other things:

•

an increase in revenue and gross margin associated with our operation of the NES business for the entire nine months ended June 30, 2011 as compared to results for the nine months ended June 30, 2010, which included the NES business for only the period of December 19, 2009 through June 30, 2010;

•

an increase in selling, general and administrative (“SG&A”) and research and development (“R&D”) expenses associated with the operations of the NES business for the entire nine months ended June 30, 2011 as compared to results for the nine months ended June 30, 2010, which included the NES business for only the period of December 19, 2009 through June 30, 2010, partially offset by expense savings associated with cost control initiatives and the transition of resources to lower-cost geographies; and

•

an increase in restructuring charges as the Company continues to implement initiatives designed to streamline its operations and generate cost savings including $56 million of costs associated with the elimination of 210 employees in Germany announced in June 2011.

Our net loss for the nine months ended June 30, 2011 and 2010 was $764 million and $657 million, respectively. The increase in our net loss is primarily attributable to the early extinguishment of debt related to the refinancing of certain debt. The increase in our net loss was partially offset by a lower operating loss as described above.

Results From Operations

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010

Revenue

Our revenue for the three months ended June 30, 2011 and 2010 was $1,372 million and $1,332 million, respectively, an increase of $40 million or 3%. The following table sets forth a comparison of revenue by portfolio:

	Three months ended June 30,
	2011	2010	Mix		Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact
Dollars in millions			2011	2010
GCS	$659	$615	48%	46%	7%	5%
Purchase accounting adjustments	(1)	(2)	0%	0%	(1)	(1)
Data	71	87	5%	7%	-18%	-20%

Total product revenue	729	700	53%	53%	4%	2%

AGS	643	633	47%	47%	2%	-1%
Purchase accounting adjustments	—	(1)	0%	0%	(1)	(1)

Total service revenue	643	632	47%	47%	2%	-1%

Total revenue	$1,372	$1,332	100%	100%	3%	0%

(1)	Not meaningful

GCS revenue for the three months ended June 30, 2011 and 2010 was $659 million and $615 million, respectively. GCS revenue increased $44 million or 7% primarily due to an increase in sales volume for our unified communications products and contact center solutions, as well as a favorable impact of foreign currency. The increase in unified communications revenues is predominantly the result of the introduction of new product offerings in the second half of 2010 and an increase in new Avaya Aura (released in May 2009) licenses sold. The additional functionality created by our Avaya Aura technology has also resulted in increased demand for most of our unified communications product lines. The increase in contact center solutions revenues was driven by new product offerings. These increases were partially offset by the impact of our divestiture of our 59.13% ownership interest in AGC in August 2010. Although we currently utilize AGC as a business partner to sell our product lines, such sales generally generate lower top line revenue due to volume discounts offered to business partners. Until August 31, 2010 AGC was our majority-owned subsidiary and its sales to end users were included in our revenues.

Data revenue for the three months ended June 30, 2011 and 2010 was $71 million and $87 million, respectively, a decrease of $16 million or 18%. Our data business was acquired as part of the acquisition of NES on December 18, 2009. The addition of NES has given Avaya a position within the global data networking industry, one in which Avaya had not recently participated. The decrease is primarily a result of a decrease in the number of business partners as well as a decrease in demand for our ethernet switching product. In addition, data revenue was negatively impacted by pricing pressures in the market.

AGS revenue for the three months ended June 30, 2011 and 2010 was $643 million and $633 million, respectively. AGS revenue increased $10 million or 2% primarily due to an increase in professional services, as well as the favorable impact of foreign currency. As a result of the increase in product revenues, associated revenues for certain product support and professional services have increased.

The following table sets forth a comparison of revenue by location:

	Three months ended June 30,
	2011	2010	Mix		Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact
Dollars in millions			2011	2010
U.S.	$737	$730	54%	55%	1%	1%
International:
Germany	126	125	9%	9%	1%	-10%
EMEA (excluding Germany)	238	233	18%	17%	2%	-3%

Total EMEA	364	358	27%	26%	2%	-5%
APAC—Asia Pacific	128	127	9%	10%	1%	-3%
America International—Canada and Central and Latin America	143	117	10%	9%	22%	17%

Total International	635	602	46%	45%	5%	0%

Total revenue	$1,372	$1,332	100%	100%	3%	0%

Revenue in the U.S. for the three months ended June 30, 2011 and 2010 was $737 million and $730 million, respectively, an increase of $7 million or 1%. The increase was primarily due to an increase in sales volume of unified communications products partially offset by lower support services revenues. Revenue in EMEA for the three months ended June 30, 2011 and 2010 was $364 million and $358 million, respectively, an increase of $6 million or 2%. The increase is primarily attributable to the favorable impact of foreign currency exchange rates partially offset by lower product sales volumes which we believe is attributable to the economic uncertainties of the region. Revenue in APAC for the three months ended June 30, 2011 and 2010 was $128 million and $127 million, respectively, an increase of $1 million or 1%. The increase is attributable to an increase in sales volume across our product lines, as well as the favorable impact of foreign currency. The increase in revenue in APAC was partially offset by a decrease in our Data segment and the impact of our divestiture of our 59.13% ownership interest in AGC in August 2010. Until August 31, 2010 AGC was our majority-owned subsidiary and its sales to end users were included in our revenues. Although we continue to market to end users in the APAC region through the indirect channel using AGC as a business partner, sales through our indirect channel generally generate lower top line revenue due to volume discounts. Revenue in Americas International for the three months ended June 30, 2011 and 2010 was $143 million and $117 million, respectively, an increase of $26 million or 22%. The increase is attributable to an increase in sales volume of unified communications products and contact center solutions, as well as the favorable impact of foreign currency.

We continue to expand our market coverage by investing more in the indirect channel, which includes our partners worldwide, including system integrators, service providers, value-added resellers and business partners that provide sales and services support. The following table sets forth a comparison of revenue from sales of products by channel:

	Three months ended June 30,
	2011	2010	Mix		Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact
Dollars in millions			2011	2010
Direct	$175	$199	24%	28%	-12%	-17%
Indirect	554	501	76%	72%	11%	9%

Total sales of products	$729	$700	100%	100%	4%	2%

The percentage of product sales through the indirect channel increased by 4 percentage points to 76% in the third quarter of fiscal 2011 as compared to 72% in the corresponding period in fiscal 2010. The increase in the percentage of sales through the indirect channel was predominantly due to the impact of our divestiture of our

59.13% ownership interest in AGC in August 2010. Until August 31, 2010 AGC was our subsidiary and its sales to end users were included in our direct revenues. The sale of AGC allowed us to pursue additional channel partners in India and continue to sell through AGC. Due to higher volume discounts, sales through the indirect channel generally generate lower gross margins than direct sales. However, our use of the indirect channel lowers selling expenses and allows us to reach more end users.

Gross Margin

The following table sets forth a comparison of gross margin by segment:

	Three months ended June 30,
	2011	2010	Percent of Revenue
Dollars in millions			2011	2010	Change
GCS margin	$383	$316	58.1%	51.4%	$67	21%
Data margin	29	37	40.8%	42.5%	(8)	-22%
AGS margin	304	279	47.3%	44.1%	25	9%
Amortization of technology intangible assets and the impact of purchase accounting adjustments	(63)	(77)	(1)	(1)	14	(1)

Total gross margin	$653	$555	47.6%	41.7%	$98	18%

(1)	Not meaningful

Gross margin for the three months ended June 30, 2011 and 2010 was $653 million and $555 million, respectively, an increase of $98 million or 18%. The increase is attributable to increased sales volumes and increased gross margin percentage. The gross margin percentage increased to 47.6% for the three months ended June 30, 2011 from 41.7% for the three months ended June 30, 2010. The increase in gross margin percentage is primarily due to higher gross margin percentages in the GCS and AGS segments, as well as the impact of lower amortization of technology intangible assets on higher sales volume. These increases in gross margin percentages are partially offset by lower margins in the Data segment.

GCS gross margin for the three months ended June 30, 2011 and 2010 was $383 million and $316 million, respectively. GCS gross margin increased $67 million or 21% primarily due to the increase in sales volume driven by new product offerings particularly for our unified communications products and contact center solutions, as well as the favorable impact of foreign currency. The GCS gross margin percentage increased to 58.1% for the three months ended June 30, 2011 from 51.4% for the three months ended June 30, 2010. The increase in gross margin percentage is primarily due to the increase in sales volume which leveraged our fixed costs and a shift in our product mix towards higher gross margin products. The increase in gross margin percentage is also due to the continued benefit from cost savings initiatives, which include the benefit of productivity improvements from reducing the workforce and relocating positions to lower-cost geographies. These improvements in our gross margin are partially offset by lower margins experienced on the increase of sales through the indirect channel which due to higher volume discounts generally generate lower margins than direct sales.

For the three months ended June 30, 2011 and 2010, Data gross margin was $29 million and $37 million, and Data gross margin percentage was 40.8% and 42.5%, respectively. The decreases in Data gross margin and Data gross margin percentage were due to lower revenues partially offset by a reduction in the costs of our products. The lower revenues were attributable to a decrease in volumes as well as pricing pressures.

AGS gross margin for the three months ended June 30, 2011 and 2010 was $304 million and $279 million, respectively. AGS gross margin increased $25 million or 9% primarily due to an increase in professional services revenue and the favorable impact of foreign currency. The AGS gross margin percentage increased to 47.3% for the three months ended June 30, 2011 from 44.0% for the three months ended June 30, 2010. The increase in gross margin percentage is primarily due to the continued benefit from cost savings initiatives, which include the benefit of productivity improvements from reducing the workforce and relocating positions to lower-cost geographies.

Total gross margin for the three months ended June 30, 2011 and 2010 included the effect of certain acquisition adjustments including the amortization of acquired technology intangibles and the amortization of the inventory step-up related to the acquisition of NES and the Merger.

Operating expenses

	Three months ended June 30,
			Percent of Revenue
Dollars in millions	2011	2010	2011	2010	Change
Selling, general and administrative	$472	$447	34.4%	33.6%	$25	6%
Research and development	115	106	8.4%	8.0%	9	8%
Amortization of intangible assets	56	55	4.1%	4.1%	1	2%
Restructuring charges, net	102	51	7.4%	3.8%	51	100%
Acquisition-related costs	—	1	0.0%	0.1%	(1)	-100%

Total operating expenses	$745	$660	54.3%	49.6%	$85	13%

(1)	Not meaningful

SG&A expenses for the three months ended June 30, 2011 and 2010 were $472 million and $447 million, respectively, an increase of $25 million. The increase was primarily due to the unfavorable impact of foreign currency and higher costs associated with our annual cash bonus program under our Short-Term Incentive Plan (“STIP”), which is primarily driven by our actual financial results relative to established targets. These increases were partially offset by a decrease in integration-related costs related to the acquisition of the NES business incurred in the current period. Integration-related costs were $28 million and $45 million for the three months ended June 30, 2011 and 2010, respectively. Integration-related costs primarily represent third-party consulting fees and other administrative costs associated with consolidating and coordinating the operations of Avaya and NES. These costs were incurred in connection with, among other things, the on-boarding of NES personnel, developing compatible IT systems and internal processes, and developing and implementing a strategic operating plan to enable a smooth transition with minimal disruption to NES customers. Such costs include fees paid to certain Nortel-controlled entities for logistic and other support functions being performed on a temporary basis pursuant to a transition services agreement. SG&A also decreased as a result of the continued benefit from cost savings initiatives implemented in prior periods, which included exiting facilities and reducing the workforce and relocating positions to lower-cost geographies and the impact of our divestiture of AGC in August 2010. Until August 31, 2010 AGC was our majority-owned subsidiary and its SG&A expenses were included in our SG&A expenses.

R&D expenses for the three months ended June 30, 2011 and 2010 were $115 million and $106 million, respectively, an increase of $9 million. The increase in R&D expenses was primarily due to higher costs associated with our STIP which is primarily driven by our actual financial results relative to established targets, as well as the unfavorable impact of foreign currency. These increases were partially offset by the continued benefit of cost saving initiatives and the re-prioritization of projects.

Amortization of intangible assets for the three months ended June 30, 2011 and 2010 was $56 million and $55 million, respectively.

Restructuring charges, net, for the three months ended June 30, 2011 and 2010 were $102 million and $51 million, respectively, an increase of $51 million. During fiscal 2011 and 2010, we continued our focus on controlling costs. In response to the global economic climate and in anticipation of the acquisition of NES, we began implementing additional initiatives designed to streamline our operations, generate cost savings, and eliminate overlapping processes and expenses associated with the NES business. These initiatives include exiting facilities and reducing the workforce or relocating positions to lower cost geographies. Restructuring charges recorded during the three months ended June 30, 2011 include employee separation costs of $92 million and lease obligations of $10 million. Employee separation charges for this period include $56 million associated with an agreement reached with the German Works Council representing employees of certain of the Company’s German subsidiaries for the elimination of 210 employee positions. Severance and employment benefits payments associated with this action are expected to be paid through the quarter ending September 30, 2012, and include, but are not limited to, social pension fund payments and healthcare and unemployment insurance costs to be paid to or on behalf of the affected employees. These employee departures are expected to continue through the quarter ending December 31, 2011. However, we do not expect to incur additional expenses in connection with our agreement with the works council. The program in Germany does allow for additional voluntary personnel reductions in which employees would receive the same or similar benefits as those provided to employees under the agreement with the works council. However, under the related authoritative accounting guidance, the conditions for recognizing such costs have not been met at this time. Further, due to the inherent limitations in estimating the extent of voluntary termination costs, a reliable estimate of the cost of such actions cannot be made at this time. For the three months ended June 30, 2011 lease obligations included in restructuring charges represent the remaining lease obligations associated with facilities vacated during the quarter primarily in Ireland and the U.S. Restructuring charges recorded during the three months ended June 30, 2010 include employee separation costs of $47 million and lease obligations of $4 million and primarily include costs associated with involuntary employee severance actions in EMEA and the U.S. and facilities vacated during the quarter primarily located in Germany and the U.S. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally. Although a specific plan does not exist at this time, the Company may take additional restructuring actions in the future and the costs of those actions could be material. All costs associated with such actions would be recognized in accordance with authoritative accounting guidance and the Company’s accounting policies.

Acquisition-related costs for the three months ended June 30, 2010 was $1 million and includes third-party legal and other costs related to the acquisition of NES in fiscal 2010.

Operating Loss

Operating loss for the three months ended June 30, 2011 was $92 million compared to $105 million for the three months ended June 30, 2010.

Results for the three months ended June 30, 2011 include integration costs (included in SG&A) of $28 million, as described above. For the three months ended June 30, 2010, we incurred integration costs of $45 million and acquisition-related costs of $1 million.

Operating loss for the three months ended June 30, 2011 and 2010 includes non-cash expenses for depreciation and amortization of $163 million and $176 million, respectively, and share-based compensation of $3 million and $4 million, respectively. Operating income before non-cash depreciation and amortization and share-based compensation was $74 million and $75 million for the three months ended June 30, 2011 and 2010, respectively.

Interest Expense

Interest expense for the three months ended June 30, 2011 and 2010 was $111 million and $127 million, respectively, which includes non-cash interest expense of $8 million and $24 million, respectively. Non-cash interest expense for the three months ended June 30, 2011 includes (1) amortization of debt issuance costs and (2) accretion of debt discount attributable to our senior secured term B-3 loans which were issued on February 11, 2011 as a result of the modification to certain provisions of the senior secured credit facility. Non-cash interest expense for the three months ended June 30, 2010 includes: (1) amortization of debt issuance costs, (2) accretion of debt discount attributable to our senior secured incremental term B-2 loans issued in connection with the Acquisition, and (3) paid-in-kind (“PIK”) interest which we elected to finance through our senior unsecured PIK toggle notes for the period of November 1, 2009 through April 30, 2010.

Cash interest expense for the three months ended June 30, 2011 was flat. This was because increases to cash interest expense as a result of the Company’s election to pay cash interest on our senior unsecured PIK toggle notes for the period of November 1, 2010 through April 30, 2011 and the impact of the amendment and restatement of the senior secured credit facility were offset by decreases in interest expense as a result of the expiration of certain unfavorable interest rate swap contracts and the impact of the issuance of the senior secured notes and related repayment of the senior secured incremental B-2 loans. The amendment and restatement of the senior secured credit facility resulted in the creation of a new tranche of senior secured B-3 loans which bear interest at a higher rate per annum than the senior secured term B-1 loans that they replaced. The senior secured notes bear interest at a lower rate per annum than the previously outstanding senior secured incremental term B-2 loans. See Note 7, “Financing Arrangements” to our unaudited interim consolidated financial statements for further details on the amendment and extension of the senior secured credit facility and the issuance of the senior secured notes.

Other (Expense) Income, Net

Other expense, net, for the three months ended June 30, 2011 was $1 million as compared to other income, net of $1 million for the three months ended June 30, 2010. This difference primarily represents net foreign currency transaction losses of $2 million during the three months ended June 30, 2011.

Provision for (Benefit from) Income Taxes

The benefit from income taxes for the three months ended June 30, 2011 was $52 million as compared to a provision for income taxes of $9 million for the three months ended June 30, 2010. The effective benefit rate for the three months ended June 30, 2011 was 25.5% as compared to the effective tax rate of 3.9% for the three months ended June 30, 2010 and differs from the U.S. Federal tax rate primarily due to the effect of taxable income/(losses) in non-U.S. jurisdictions, predominantly in Germany, and due to the valuation allowance established against the Company’s U.S. deferred tax assets. Additionally, the tax benefit for the three months ended June 30, 2011 includes an $8 million reversal of a valuation allowance related to net operating losses or NOL’s which are now expected to be utilized for a non-US entity.

Nine Months Ended June 30, 2011 Compared with Nine Months Ended June 30, 2010

Revenue

Our revenue for the nine months ended June 30, 2011 and 2010 was $4,128 million and $3,712 million, respectively, an increase of $416 million or 11%. The following table sets forth a comparison of revenue by portfolio:

	Nine months ended June 30,
	2011	2010	Mix		Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact
Dollars in millions			2011	2010
GCS	$1,984	$1,704	48%	46%	16%	16%
Purchase accounting adjustments	(2)	(5)	0%	0%	(1)	(1)
Data	226	194	5%	5%	16%	15%

Total product revenue	2,208	1,893	53%	51%	17%	16%

AGS	1,922	1,823	47%	49%	5%	4%
Purchase accounting adjustments	(2)	(4)	0%	0%	(1)	(1)

Total service revenue	1,920	1,819	47%	49%	6%	5%

Total revenue	$4,128	$3,712	100%	100%	11%	10%

(1)	Not meaningful

GCS revenue for the nine months ended June 30, 2011 and 2010 was $1,984 million and $1,704 million, respectively. GCS revenue increased $280 million or 16% primarily due to incremental revenue from the NES business for the entire nine months ended June 30, 2011 as compared to results for the nine months ended June 30, 2010, which included the results of the NES business for only the period of December 19, 2009 through June 30, 2010. The increase in GCS revenue included an increase in unified communications revenues, which was predominantly the result of the introduction of new product offerings during the second half of 2010 and an increase in new Avaya Aura licenses sold. The additional functionality created by our Avaya Aura technology has also resulted in increased demand for most of our unified communications product lines. The increase in contact center solutions revenues was driven by new product offerings. These increases were partially offset by the impact of our divestiture of our 59.13% ownership interest in AGC in August 2010. Until August 31, 2010 AGC was our majority-owned subsidiary and its sales to end users were included in our revenues. The sale of AGC allowed us to pursue additional channel partners in India and continue to sell through AGC.

Data revenue for the nine months ended June 30, 2011 and 2010 was $226 million and $194 million, respectively. Data revenue increased $32 million or 16% primarily due to incremental revenue from the NES business for the entire nine months ended June 30, 2011 as compared to results for the nine months ended June 30, 2010, which included the results of the NES business for only the period of December 19, 2009 through June 30, 2010. Our data business was acquired as part of the acquisition of NES on December 18, 2009. The addition of the NES businesses has given Avaya a position within the global data networking industry, one in which Avaya had not previously participated.

AGS revenue for the nine months ended June 30, 2011 and 2010 was $1,922 million and $1,823 million, respectively. AGS revenues increased $99 million or 5% primarily due to incremental revenue from the NES business for the entire nine months ended June 30, 2011 as compared to results for the nine months ended June 30, 2010, which included the results of the NES business for only the period of December 19, 2009 through June 30, 2010.

The following table sets forth a comparison of revenue by location:

	Nine months ended June 30,
	2011	2010	Mix		Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact
Dollars in millions			2011	2010
U.S.	$2,231	$2,019	54%	54%	11%	11%
International:
Germany	377	410	9%	11%	-8%	-8%
EMEA (excluding Germany)	729	616	18%	17%	18%	17%

Total EMEA	1,106	1,026	27%	28%	8%	7%
APAC—Asia Pacific	382	344	9%	9%	11%	8%
America International—Canada and
Central and Latin America	409	323	10%	9%	27%	22%

Total International	1,897	1,693	46%	46%	12%	10%

Total revenue	$4,128	$3,712	100%	100%	11%	10%

Revenue in the U.S. for the nine months ended June 30, 2011 and 2010 was $2,231 million and $2,019 million, respectively. Revenue in the U.S. increased $212 million or 11% primarily due to incremental revenue from the NES business for the entire nine months ended June 30, 2011 as compared to results for the nine months ended June 30, 2010, which included the results of the NES business for only the period of December 19, 2009 through June 30, 2010. This increase also included an increase in sales volume of unified communications products. Revenue in EMEA for the nine months ended June 30, 2011 and 2010 was $1,106 million and $1,026 million, respectively. Revenue in EMEA increased $80 million or 8% primarily due to incremental revenue from the NES business for the entire nine months ended June 30, 2011 as compared to results for the nine months ended

June 30, 2010, which included the results of the NES business for only the period of December 19, 2009 through June 30, 2010 and an increase in sales volume of unified communications products. The increase of revenue in EMEA was partially offset by a decrease of revenue in Germany attributable to decreases resulting from customers reducing spending on maintenance contracts and the decline in our rental base as lease renewals are typically at lower rates. We expect this base to decline modestly for the balance of fiscal year 2011. Revenue in APAC and Americas International, also increased $38 million and $86 million, respectively, primarily due to incremental revenue from the NES business for the entire nine months ended June 30, 2011 as compared to results for the nine months ended June 30, 2010, which included the results of the NES business for only the period of December 19, 2009 through June 30, 2010. The increase in revenue in APAC and Americas International included an increase in sales volume for our unified communications products and an increase in professional services, as well as the favorable impact of foreign currency. The increase in revenue in APAC was partially offset by the impact of our divestiture of AGC in August 2010. Although we continue to market to end users in the APAC region through the indirect channel using AGC as a business partner, sales through our indirect channel generally generate lower top line revenue due to volume discounts.

We continue to expand our market coverage by investing more in the indirect channel through our partners worldwide, including system integrators, service providers, value-added resellers and business partners that provide sales and service support. The following table sets forth a comparison of revenue from sales of products by channel:

	Nine months ended June 30,
	2011	2010	Mix		Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact
Dollars in millions			2011	2010
Direct	$514	$594	23%	31%	-13%	-14%
Indirect	1,694	1,299	77%	69%	30%	30%

Total sales of products	$2,208	$1,893	100%	100%	17%	16%

The percentage of product sales through the indirect channel increased by 8 percentage points to 77% in the first nine months of fiscal 2011 as compared to 69% in the corresponding period in fiscal 2010. The increase was predominantly attributable to the incremental product sales from the NES business which, prior to the acquisition of NES, was substantially generated through the indirect channel and to a lesser extent the impact of the sale of AGC in August 2010. As a result of our divestiture of AGC, we continue to market to end users through AGC and those sales in fiscal 2011 are included in our indirect revenues. Until August 31, 2010 AGC was our majority-owned subsidiary and its sales to end users were included in our direct revenues. Due to higher volume discounts, sales through the indirect channel generally generate lower margins than direct sales. However, our use of the indirect channel lowers selling expenses and allows us to reach more end users.

Gross Margin

The following table sets forth a comparison of gross margin by segment:

	Nine months ended June 30,
	2011	2010	Percent of Revenue
Dollars in millions			2011	2010	Change
GCS margin	$1,119	$920	56.4%	54.0%	$199	22%
Data margin	96	82	42.5%	42.3%	14	17%
AGS margin	903	832	47.0%	45.6%	71	9%
Amortization of technology intangible assets and the impact of purchase accounting adjustments	(204)	(233)	(1)	(1)	29	(1)

Total gross margin	$1,914	$1,601	46.4%	43.1%	$313	20%

(1)	Not meaningful

Gross margin for the nine months ended June 30, 2011 and 2010 was $1,914 million and $1,601 million, respectively. Gross margin increased by $313 million or 20% primarily due to the incremental margin from the NES business for the entire nine months ended June 30, 2011 as compared to results for the nine months ended June 30, 2010, which included the results of the NES business for only the period of December 19, 2009 through June 30, 2010. The gross margin percentage increased to 46.4% for the nine months ended June 30, 2011 from 43.1% for the nine months ended June 30, 2010. The increase in gross margin and gross margin percentage is primarily due to higher sales volume and lower amortization of technology intangible assets, partially offset by higher costs associated with our employee incentive programs which are driven by our actual financial results relative to established targets.

GCS gross margin for the nine months ended June 30, 2011 and 2010 was $1,119 million and $920 million, respectively. GCS gross margin increased $199 million or 22% primarily due to incremental margin provided by the NES business for the entire nine months ended June 30, 2011 as compared to results for the nine months ended June 30, 2010, which included the results of the NES business for only the period of December 19, 2009 through June 30, 2010. The increase in GCS gross margin also included an increase in sales volume driven by new offerings of unified communications products and contact center solutions and a shift in the mix towards higher gross margin products. The GCS gross margin increased to 56.4% for the nine months ended June 30, 2011 from 54.0% for the nine months ended June 30, 2010. The increase in gross margin percentage is primarily due to the increase in sales volume which leveraged our fixed costs combined with a shift in mix towards high gross margin products, partially offset by the impact of the acquisition of the NES business, which historically experienced lower margin percentages.

Data gross margin for the nine months ended June 30, 2011 and 2010 was $96 million and $82 million, respectively. Our data business was acquired as part of the acquisition of NES on December 18, 2009. Results for the nine months ended June 30, 2011 includes the impact of the NES business for the entire nine months as compared to results for the nine months ended June 30, 2010, which included the results of the NES business for only the period of December 19, 2009 through June 30, 2010. In addition, we experienced a reduction in costs of our products, partially offset by pricing pressures impacting revenues.

AGS gross margin for the nine months ended June 30, 2011 and 2010 was $903 million and $832 million, respectively. AGS gross margin increased $71 million or 9% primarily due to the incremental margin provided by the NES business for the entire nine months ended June 30, 2011 as compared to results for the nine months ended June 30, 2010, which included the results of the NES business for only the period of December 19, 2009 through June 30, 2010. The AGS gross margin percentage increased to 47.0% for the nine months ended June 30, 2011 from 45.6% for the nine months ended June 31, 2010. The change in gross margin percentage is primarily attributable to the continued benefit from cost saving initiatives, which include the benefit of productivity improvements from reducing the workforce and relocating positions to lower cost geographies partially offset by the effects of the acquired NES business for the period December 19, 2009 through June 30, 2010. The acquired NES business historically experienced lower services margins prior to the acquisition. Accordingly, the acquisition of NES negatively impacts the gross margin percentage of AGS for the period presented. These improvements in our gross margin are partially offset by lower margins experienced on the increase of sales through the indirect channel which due to higher volume discounts generally generate lower margins than direct sales.

Total gross margin for the nine months ended June 30, 2011 and 2010 included the effect of certain acquisition adjustments including the amortization of acquired technology intangibles and the amortization of the inventory step-up related to the acquisition of NES and the Merger.

Operating expenses

	Nine months ended June 30,
			Percent of Revenue
Dollars in millions	2011	2010	2011	2010	Change
Selling, general and administrative	$1,403	$1,280	34.0%	34.5%	$123	10%
Research and development	351	303	8.5%	8.2%	48	16%
Amortization of intangible assets	168	162	4.1%	4.4%	6	4%
Impairment of long-lived assets	—	16	0.0%	0.4%	(16)	-100%
Restructuring charges, net	166	134	4.0%	3.6%	32	24%
Acquisition-related costs	4	20	0.1%	0.5%	(16)	-80%

Total operating expenses	$2,092	$1,915	50.7%	51.6%	$177	9%

(1)	Not meaningful

SG&A expenses for the nine months ended June 30, 2011 and 2010 were $1,403 million and $1,280 million, respectively, an increase of $123 million. The increase in expenses was due to incremental SG&A expenses incurred by the NES business for the entire nine months ended June 30, 2011 as compared to results for the nine months ended June 30, 2010, which included the results of the NES business for only the period of December 19, 2009 through June 30, 2010. In addition, the increases included unfavorable impacts of foreign currency, as well as higher costs under our STIP which are driven by actual results versus established targets. These increases were partially offset by decreases in integration-related costs. Integration-related costs were $94 million and $111 million for the nine months ended June 30, 2011 and 2010, respectively. Integration-related costs primarily represent third-party consulting fees and other administrative costs associated with consolidating and coordinating the operations of Avaya and NES. These costs were incurred in connection with, among other things, the on-boarding of NES personnel, developing compatible IT systems and internal processes, and developing and implementing a strategic operating plan to enable a smooth transition with minimal disruption to NES customers. Such costs also include fees paid to certain Nortel-controlled entities for logistic and other support functions being performed on a temporary basis pursuant to a transition services agreement. SG&A also decreased as a result of the continued benefit from cost savings initiatives implemented in prior periods, which included exiting facilities and reducing the workforce and relocating positions to lower-cost geographies and the impact of our divestiture of AGC in August 2010. Until August 31, 2010 AGC was our majority-owned subsidiary and its SG&A expenses were included in our SG&A expenses.

R&D expenses for the nine months ended June 30, 2011 and 2010 were $351 million and $303 million, respectively, an increase of $48 million. The increase in R&D expenses was due to incremental R&D expenses from the acquired NES business for the entire nine months ended June 30, 2011 as compared to results for the nine months ended June 30, 2010, which included the results of the NES business for only the period of December 19, 2009 through June 30, 2010, as well as higher costs under our STIP. This increase was partially offset by reductions resulting from continued focus on cost saving initiatives and the re-prioritization of projects.

Amortization of intangible assets for the nine months ended June 30, 2011 and 2010 was $168 million and $162 million, respectively, an increase of $6 million.

Our acquisition of NES provided us with access to several proprietary technologies that previously were not available to Avaya. Some of these technologies, based on their functionality, overlapped with our pre-existing technologies. In order to realize synergies and reduce our expenditures on research and development and marketing, the number of technologies Avaya supports is being reduced. As a result, we identified certain technologies associated with our GCS products segment that are redundant to others that Avaya no longer aggressively develops and markets. The Company recorded an impairment charge of $16 million in the nine months ended June 30, 2010 associated with these technologies. The Company determined that no events or circumstances changed during the nine months ended June 31, 2011 that would indicate that other technologies are impaired.

Restructuring charges, net, for the nine months ended June 30, 2011 and 2010 were $166 million and $134 million, respectively, an increase of $32 million. During fiscal 2011 and 2010, we continued our focus on controlling costs. In response to the global economic climate and in anticipation of the acquisition of NES, we began implementing additional initiatives designed to streamline our operations, generate cost savings, and eliminate overlapping processes and expenses associated with the NES business. These initiatives include exiting facilities and reducing the workforce or relocating positions to lower cost geographies. Restructuring charges recorded during the nine months ended June 30, 2011 include employee separation costs of $144 million and lease obligations of $22 million. Employee separation charges for this period include $56 million associated with an agreement reached with the German Works Council representing employees of certain of Avaya’s German subsidiaries for the elimination of 210 employee positions. Severance and employment benefits payments associated with this action are expected to be paid through the quarter ending September 30, 2012, and include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. These employee departures are expected to continue through the quarter ending December 31, 2011. However, we do not expect to incur additional expenses in connection with our agreement with the works council. The program in Germany does allow for additional voluntary personnel reductions in which employees would receive the same or similar benefits as those provided to employees under the agreement with the works council. However, under the related authoritative accounting guidance, the conditions for recognizing such costs have not been met at this time. Further, due to the inherent limitations in estimating the extent of voluntary termination costs, a reliable estimate of the cost of such actions cannot be made at this time. For the nine months ended June 30, 2011 lease obligations included in restructuring charges represent the remaining lease obligations associated with facilities vacated during the period primarily in Ireland and the U.S. Restructuring charges recorded during the nine months ended June 30, 2010 include employee separation costs of $118 million and lease obligations of $16 million and primarily include costs associated with involuntary employee severance actions in EMEA and the U.S. and facilities vacated during the period primarily in the U.S. and United Kingdom. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally. Although a specific plan does not exist at this time, the Company may take additional restructuring actions in the future and the costs of those actions could be material. All costs associated with such actions would be recognized in accordance with authoritative accounting guidance and the Company’s accounting policies.

Acquisition-related costs for the nine months ended June 30, 2011 and 2010 were $4 million and $20 million, respectively, and include third-party legal and other costs related to business acquisitions in fiscal year 2011 and the acquisition of NES in fiscal year 2010.

Operating Loss

Operating loss for the nine months ended June 30, 2011 was $178 million compared to $314 million for the nine months ended June 30, 2010.

Results for the nine months ended June 30, 2011 include the impact of the operating results associated with the NES business, which includes the effect of certain acquisition adjustments and the amortization of acquired technology and customer intangibles, for the entire nine months ended June 30, 2011 as compared to results for the nine months ended June 30, 2010, which included the results of the NES business for only the period of December 19, 2009 through June 30, 2010. In addition, for the nine months ended June 30, 2011, we incurred integration-related costs (included in SG&A) of $94 million and acquisition-related costs of $4 million, as described above. For the nine months ended June 30, 2010, we incurred integration-related costs of $111 million, acquisition-related costs of $20 million and an impairment of $16 million to our long-lived assets.

Operating loss for the nine months ended June 30, 2011 and 2010 includes non-cash expenses for depreciation and amortization of $498 million and $518 million and share-based compensation of $9 million and $15 million, respectively. Operating income before non-cash depreciation and amortization and share-based compensation was $329 million and $219 million for the nine months ended June 30, 2011 and 2010, respectively.

Interest Expense

Interest expense for the nine months ended June 30, 2011 and 2010 was $351 million and $356 million, which includes non-cash interest expense of $36 million and $88 million, respectively. Non-cash interest expense for the nine months ended June 30, 2011 includes (1) amortization of debt issuance costs, (2) accretion of debt discount attributable to our senior secured incremental term B-2 loans through February 11, 2011, the date on which the loans were repaid in full, and (3) accretion of debt discount attributable to our senior secured term B-3 loans which were issued on February 11, 2011 as a result of the modification to certain provisions of the senior secured credit facility. Non-cash interest expense for the nine months ended June 30, 2010 includes: (1) amortization of debt issuance costs, (2) accretion of debt discount attributable to our senior secured incremental term B-2 loans issued in connection with the acquisition of NES, and (3) PIK interest which we elected to finance through our senior unsecured PIK toggle notes for the period of May 1, 2010 through October 31, 2010 and November 1, 2010 through April 30, 2010.

Cash interest expense for the nine months ended June 30, 2011 increased as a result of (1) the Company’s election to pay cash interest on our senior unsecured PIK toggle notes for the period of May 1, 2010 through October 31, 2010 and November 1, 2010 through April 30, 2011, (2) cash interest expense attributable to the financing associated with the acquisition of NES, and (3) the amendment and restatement of the senior secured credit facility. The senior secured incremental term B-2 loans were issued on December 18, 2009 in connection with the acquisition of NES and repaid in full on February 11, 2011 with the proceeds from the issuance of the senior secured notes. As a result, financing associated with the acquisition of NES was outstanding for a longer period during the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010. The amendment and restatement of the senior secured credit facility permitted the extension of the maturity of a portion of the senior secured term B-1 loans representing outstanding principal amounts of $2.2 billion from October 26, 2014 to October 26, 2017 by converting such loans into a new tranche of senior secured B-3 loans that bear interest at a higher rate per annum than the senior secured term B-1 loans that they replaced. This increase was partially offset by decreased cash interest expense as a result of the expiration of certain interest rate swap contracts associated with our senior secured credit facility. See Note 7, “Financing Arrangements” to our unaudited interim consolidated financial statements for further details on the amendment and extension of the senior secured credit facility and the issuance of the senior secured notes.

Loss on Extinguishment of Debt

In connection with the issuance of our senior secured notes and the payment in full of the senior secured incremental term B-2 loans, we recognized a loss on extinguishment of debt for the nine months ended June 30, 2011 of $246 million. The loss represents the difference between the reacquisition price of the incremental term B-2 loans (including consent fees paid by Avaya to the holders of the senior secured incremental term B-2 loans that consented to the amendment and restatement of the senior secured credit facility of $1 million) and the carrying value of the incremental term B-2 loans (including unamortized debt discount and debt issue costs). See Note 7, “Financing Arrangements” to our unaudited interim consolidated financial statements for further details on the issuance of our senior secured notes and repayment of the senior secured incremental term B-2 loans.

Other Income, Net

Other income, net for the nine months ended June 30, 2011 and 2010 was $0 and $6 million, respectively. For the nine months ended June 30, 2011 other income, net includes fees paid to third parties in connection with the modification of the senior secured term B-1 loan of $9 million offset by interest income and net foreign currency transaction gains. For the nine months ended June 30, 2010 other income, net includes interest income and net foreign currency transaction gains.

Provision for (Benefit from) Income Taxes

The benefit from income taxes for the nine months ended June 30, 2011 was $11 million and $7 million for the nine months ended June 30, 2011 and 2010, respectively. The effective tax rate for the nine months ended

June 30, 2011 was 1.4% and the benefit rate for the nine months ended June 30, 2010 was 1.1%, and differs from the U.S. Federal tax rate primarily due to the effect of taxable income in non-U.S. jurisdictions and due to the valuation allowance established against the Company’s U.S. deferred tax assets. Additionally, the tax benefit for the nine months ended June 30, 2011 includes an $8 million reversal of a valuation allowance related to net operating losses or NOL’s which are now expected to be utilized for a non-US entity. The tax benefit for the nine months ended June 30, 2010 includes a $10 million reduction in the Company’s unrecognized tax benefits due to the settlement of a global tax issue plus the reversal of interest in the amount of $5 million.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $211 million to $368 million at June 30, 2011 from $579 million at September 30, 2010. Cash and cash equivalents at June 30, 2011 and September 30, 2010 does not include restricted cash of $2 million and $28 million, respectively. The restricted cash balance at September 30, 2010 related primarily to the securing of a standby letter of credit related to a facility lease in Germany, which was classified as other non-current assets, and is now secured by a letter of credit issued under our senior secured multi-currency asset-based revolving credit facility as of June 30, 2011.

Sources and Uses of Cash

A condensed statement of cash flows for the nine months ended June 30, 2011 and 2010 follows:

	Nine months ended June 30,
In millions	2011	2010
Net cash (used for) provided by:
Net loss	$(764)	$(657)
Adjustments to net loss for non-cash items	487	715
Changes in operating assets and liabilities	(115)	(57)

Operating activities	(392)	1
Investing activities	(66)	(874)
Financing activities	238	866
Effect of exchange rate changes on cash and cash equivalents	9	(32)

Net decrease in cash and cash equivalents	(211)	(39)
Cash and cash equivalents reclassified as assets held for sale	—	(14)
Cash and cash equivalents at beginning of period	579	567

Cash and cash equivalents at end of period	$368	$514

Operating Activities

Cash used for operating activities was $392 million for the nine months ended June 30, 2011 as compared to cash provided by operating activities of $1 million for the nine months ended June 30, 2010. The change in cash used for operating activities for the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010 was primarily due to the payment of the discount upon redemption of the incremental term B-2 loans of $291 million combined with higher cash interest expense and changes in operating assets and liabilities. These increases in cash flow used by operating activities were partially offset by lower operating losses for the nine months ended June 30, 2011 when compared to the nine months ended June 30, 2010.

The changes in our operating assets and liabilities resulted in a net decrease in cash and cash equivalents of $115 million for the nine months ended June 30, 2011. The net decrease was driven by the payment of accrued interest, a decrease in foreign exchange contracts due to the settlement of foreign exchange contracts and changes in exchange rates associated with these contracts and an increase in inventory. These decreases in our cash balances were partially offset by improvements in the collections of our accounts receivable, non-cash business restructuring reserves net of cash payments against our reserves, combined with increases in cash due to the timing of payment of accounts payable.

The changes in our operating assets and liabilities resulted in a net decrease in cash and cash equivalents of $57 million for the nine months ended June 30, 2010 and were primarily due to increases in accounts receivable and deferred costs offset by the increase in accounts payable associated with the acquired NES business and payments made in connection with our restructuring activities. The acquisition of NES included only a limited amount of working capital. Therefore, the increases in accounts receivable and accounts payable were expected as the acquired balances of these accounts were not sufficient to sustain the existing business needs at the date of Acquisition. The increase in deferred costs is associated with certain projects of the Avaya Government Solutions business that began ramping up in January 2010.

Investing Activities

Cash used for investing activities was $66 million and $874 million for the nine months ended June 30, 2011 and 2010, respectively. Cash used for investing activities in the nine months ended June 30, 2011 included capital expenditures and capitalized software development costs of $61 million and $28 million, respectively. Further, during the first quarter of fiscal 2011, the Company and Nortel agreed on a final purchase price of $933 million for the acquisition of NES and we received $6 million representing all remaining amounts due to Avaya from funds held in escrow. In addition, the change in restricted cash included $24 million that formerly secured a standby letter of credit related to a facility lease in Germany is included in cash and cash equivalents, as the standby letter of credit is now secured by a letter of credit issued under our senior secured multi-currency asset-based revolving credit facility. We also used $16 million for acquisitions during fiscal 2011. The primary use of cash in the nine months ended June 30, 2010 was related to payments in connection with the acquisition of NES of $805 million (net of cash acquired of $38 million and the application of the $100 million good-faith deposit made in fiscal 2009). In addition, during that period we used cash for capital expenditures and capitalized software development costs of $49 million and $37 million, respectively. This was partially offset by $13 million related to the liquidation of auction rate securities acquired in connection with the acquisition of NES.

Financing Activities

Net cash provided by financing activities was $238 million for the nine months ended June 30, 2011, as compared to $866 million for the nine months ended June 30, 2010. Activity for the current period included proceeds from the issuance of our senior secured notes of $1,009 million which were used to repay in full the senior secured incremental term B-2 loans including $696 million for the repayment of principal, net of discount included as a cash out flow for financing activities and $291 million for the payment of debt discount as discussed under “Operating Activities” above. Additionally, activity for the current period included $42 million in associated debt issuance and modification costs and $32 million in scheduled debt payments. Net cash used for financing activities for the corresponding prior year period included net proceeds of $783 million from the issuance of incremental term B-2 loans with detachable warrants to purchase 61.5 million shares of Parent’s common stock and a capital contribution to Avaya from Parent in the amount of $125 million. This was partially offset by $36 million in debt payments and debt issuance costs of $5 million.

Future Cash Requirements

Our primary future cash requirements will be to fund debt service, capital expenditures, restructuring payments, integration costs and benefit obligations. In addition, we may use cash in the future to make strategic acquisitions.

Specifically, we expect our primary cash requirements for the remainder of fiscal 2011 to be as follows:

•

Debt service—As discussed in Note 7, “Financing Arrangements” to our unaudited interim consolidated financial statements, on February 11, 2011, the Company amended its senior secured credit facility and extended the maturity date for a portion of the term loans outstanding under that facility through October 2017. In addition, the Company issued senior secured notes. We expect to make payments of $56 million during the remainder of fiscal 2011 for principal and interest associated with our long-term debt, as refinanced. We will also make payments associated with our interest rate swaps used to reduce the Company’s exposure to variable-rate interest payments. Currently, we do not foresee the need to repatriate earnings of foreign subsidiaries in order to make our scheduled debt payments. The maturity of the senior secured term B-3 loans will automatically become due July 26, 2015 unless (i) the total net leverage ratio as tested on such date based upon the most recent financial statements provided to the lenders under the senior secured credit facility is no greater than 5.0 to 1.0 or (ii) on or prior to such date, either (x) an initial public offering shall have occurred or (y) at least $750 million in aggregate principal amount of Avaya Inc.’s existing senior unsecured cash-pay notes and/or senior unsecured PIK toggle notes have been repaid or refinanced or their maturity has been extended to a date no earlier than 91 days after October 26, 2017.

•	Capital expenditures—We expect to spend approximately $38 million for capital expenditures and capitalized software development costs during the remainder of fiscal 2011.

•

Restructuring payments—We expect to make payments of approximately $40 million during the remainder of fiscal 2011 for employee separation costs and lease termination obligations associated with restructuring actions we have implemented through June 30, 2011.

•

Transition service agreement (“TSA”) payments and integration costs—We expect to make payments of approximately $24 million during the remainder of fiscal 2011 for amounts due under the TSA and integration costs associated with the acquisition of NES. The TSA expired in June 2011.

•

Benefit obligations—We estimate we will make payments under our pension and postretirement obligations totaling $72 million. These payments include: $48 million to satisfy the minimum statutory funding requirements of our U.S. qualified plans, $3 million of payments under our U.S. benefit plans which are not pre-funded, $6 million under our non-U.S. benefit plans which are predominately not pre-funded, $4 million under our U.S. retiree medical benefit plan which is not pre-funded and $11 million under the 2009 Agreement for represented retirees to post-retirement health trusts. See discussion in Note 11, “Benefit Obligations” to our unaudited interim consolidated financial statements for further details of our benefit obligations.

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

We are currently party to (a) a senior secured credit facility which consists of both term loans and a senior secured multi-currency revolver allowing for borrowings of up to $200 million, and (b) a multi-currency asset-based revolving credit facility which provides senior secured revolving financing of up to $335 million, subject to availability under a borrowing base (see Note 7, “Financing Arrangements” to our unaudited interim consolidated financial statements). On August 8, 2011, the Company amended the terms of both the multi-currency revolver and the multi-currency asset-based revolving credit facility to extend the final maturity of each from October 26, 2013 to October 26, 2016. All other terms and conditions of the senior secured credit facility and the multi-currency asset-based revolving credit facility remain unchanged.

Our existing cash and cash equivalents and net cash provided by operating activities may be insufficient if we face unanticipated cash needs such as the funding of a future acquisition or other capital investment. Furthermore, if we acquire a business in the future that has existing debt, our debt service requirements may increase.

If we do not generate sufficient cash from operations, face unanticipated cash needs such as the need to fund significant strategic acquisitions or do not otherwise have sufficient cash and cash equivalents, we may need to incur additional debt or issue equity. In order to meet our cash needs we may, from time to time, borrow under our credit facilities or issue long-term or short-term debt or equity, if the market and our credit facilities and indenture governing our senior unsecured notes permit us to do so.

On June 9, 2011, Parent filed with the SEC a registration statement on Form S-1 (as it may be amended from time to time, the “registration statement”) relating to a proposed initial public offering of its common stock. As contemplated in the registration statement, the net proceeds of the proposed offering are expected to be used to repay a portion of our long-term indebtedness, redeem Parent’s Series A preferred stock and pay certain amounts in connection with the termination of our management services agreement with affiliates of our Sponsors pursuant to its terms. The registration statement remains under review by the SEC and shares of common stock registered thereunder may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This document shall not constitute an offer to sell or the solicitation of any offer to buy nor shall there be any sale of those securities in any State in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State. Further, there is no way to predict whether or not Parent will be successful in completing the offering as contemplated and if it is successful, we cannot be certain if, or how much of, the net proceeds will be used for the purposes identified above.

Based on past performance and current expectations, we believe that our existing cash and cash equivalents of $368 million as of June 30, 2011 and future cash provided by operating activities will be sufficient to meet our future cash requirements described above. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Debt Ratings

As of June 30, 2011, we had a long-term corporate family rating of B3 with a stable outlook from Moody’s and a corporate credit rating of B- with a stable outlook from Standard & Poor’s. Our ability to obtain additional external financing and the related cost of borrowing may be affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies.

Credit Facilities

In connection with the Merger on October 26, 2007, we entered into borrowing arrangements with several financial institutions, certain of which arrangements were amended December 18, 2009 in connection with the Acquisition.

As fully discussed in Note 7, “Financing Arrangements,” to our unaudited interim consolidated financial statements, on February 11, 2011, the Company amended and restated its senior secured credit facility to, among other things, permit the extension of the maturity of a portion of the senior secured term B-1 loans representing outstanding principal amounts of $2.2 billion from October 26, 2014 to October 26, 2017 (potentially springing to July 26, 2015, under the certain circumstances) and change the applicable interest rate for such extended portion. The Company also completed a private placement of $1,009 million of senior secured notes which bear interest at a rate of 7% per annum and mature on April 1, 2019. The proceeds of the private placement were used to repay in full the senior secured incremental term B-2 loans outstanding under the Company’s senior secured credit facility (representing an aggregate par amount of $988 million and $12 million in accrued and unpaid interest through February 11, 2011) and to pay related fees and expenses.

Critical Accounting Policies and Estimates

Management has reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K filed with the SEC on December 7, 2010 and determined that there were no significant changes to our critical accounting policies in the nine months ended June 30, 2011 except for recently adopted accounting guidance as discussed in Note 2, “Recent Accounting Pronouncements” to our unaudited interim consolidated financial statements. Also, there were no significant changes in our estimates associated with those policies.

New Accounting Pronouncements

See discussion in Note 2, “Recent Accounting Pronouncements” to our unaudited interim consolidated financial statements for further details.

EBITDA and Adjusted EBITDA

EBITDA is defined as net income (loss) before income taxes, interest expense, and depreciation and amortization. EBITDA provides us with a measure of operating performance that excludes items that are outside the control of management, which can differ significantly from company to company depending on capital structure, the tax jurisdictions in which companies operate and capital investments. Under the Company’s debt agreements, the ability to draw down on the revolving credit facilities or engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied in part to ratios based on Adjusted EBITDA. As defined in our debt agreements, Adjusted EBITDA is a non-GAAP measure of EBITDA further adjusted to exclude certain charges and other adjustments permitted in calculating covenant compliance under our debt agreements. We believe that including supplementary information concerning Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our debt agreements and because it serves as a basis for determining management compensation. In addition, we believe Adjusted EBITDA provides more comparability between our historical results and results that reflect purchase accounting and our new capital structure following the Merger. Accordingly, Adjusted EBITDA measures our financial performance based on operational factors that management can impact in the short-term, namely the Company’s pricing strategies, volume, costs and expenses of the organization.

EBITDA and Adjusted EBITDA have limitations as analytical tools. Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we consider not to be indicative of our ongoing operations. In particular, based on our debt agreements the definition of Adjusted EBITDA allows us to add back certain non-cash charges that are deducted in calculating net income (loss). Our debt agreements also allow us to add back restructuring charges, Sponsor monitoring fees and other specific cash costs and expenses as defined in the agreements and that portion of our pension costs, other post-employment benefits costs, and non-retirement post-employment benefits costs representing the amortization of pension service costs and actuarial gain or loss associated these employment benefits. However, these are expenses that may recur, may vary and are difficult to predict. Further, our debt agreements require that Adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.

The unaudited reconciliation of net loss, which is a GAAP measure, to EBITDA and Adjusted EBITDA is presented below:

	Three months ended June 30,		Nine months ended June 30,
(In millions)	2011	2010	2011	2010
Net loss	$(152)	$(240)	$(764)	$(657)
Interest expense	111	127	351	356
Interest income	(1)	(1)	(3)	(4)
Income tax expense	(52)	9	(11)	(7)
Depreciation and amortization	163	176	498	518

EBITDA	69	71	71	206
Impact of purchase accounting adjustments (a)	—	2	(2)	4
Restructuring charges, net	102	51	166	134
Sponsors' fees (b)	1	2	5	6
Acquisition-related costs (c)	—	1	4	20
Integration-related costs (d)	35	64	122	147
Debt registration fees	—	—	—	1
Loss on extinguishment of debt (e)	—	—	246	—
Third-party fees expensed in connection with the debt modification (f)	—	—	9	—
Strategic initiative costs (g)	—	—	—	4
Non-cash share-based compensation	3	4	9	15
Write-down of assets held for sale to net realizable value	—	—	1	—
Loss (gain) on sale of long-lived assets	2	—	1	—
Impairment of long-lived assets	—	—	—	16
Net income of unrestricted subsidiaries, net of dividends received	—	(1)	—	(5)
Loss (gain) on foreign currency transactions	2	—	(7)	(2)
Pension/OPEB/nonretirement postemployment benefits and long-term disability costs (h)	22	8	53	23

Adjusted EBITDA	$236	$202	$678	$569

(a)	For the three and nine months ended June 30, 2011 and 2010, represents adjustments to eliminate the impact of certain purchase accounting adjustments recorded as a result of the acquisition of NES and the Merger, including the recognition of the amortization of business partner commissions, which were eliminated in purchase accounting, the recognition of revenue and costs that were deferred in prior periods and eliminated in purchase accounting and the elimination of the impact of estimated fair value adjustments for certain assets and liabilities, such as inventory.
(b)	Sponsors’ fees represent monitoring fees payable to affiliates of the Sponsors pursuant to a management services agreement entered into at the time of the Merger.
(c)	Acquisition-related costs include third-party legal and other costs related to the acquisition of NES and other acquisitions.
(d)	Integration costs primarily represent third-party consulting fees and other administrative costs associated with consolidating and coordinating the operations of Avaya and NES. These costs were incurred in connection with, among other things, the on-boarding of NES personnel, developing compatible IT systems and internal processes and developing and implementing a strategic operating plan to help enable a smooth transition with minimal disruption to NES customers. Integration-related costs also include fees paid to certain Nortel-controlled entities for logistics and other support functions performed on a temporary basis pursuant to a transition services agreement.

(e)	Loss on extinguishment of debt represents the loss recognized in connection with the issuance of our senior secured notes and the payment in full of our senior secured incremental term B-2 loans. The loss is based on the difference between the reacquisition price and the carrying value of the senior secured incremental term B-2 loans. See Note 7, “Financing Arrangements” to our unaudited interim consolidated financial statements for further details.
(f)	Third-party fees expensed in connection with the debt modification represent fees paid to third parties in connection with the modification of the senior secured credit facility. See Note 7, “Financing Arrangements” to our unaudited interim consolidated financial statements for further details.
(g)	Strategic initiative costs represent consulting fees in connection with Management’s cost-savings actions, which commenced subsequent to the Merger.
(h)	Represents that portion of our pension costs, other post-employment benefit costs and non-retirement post-employment benefit costs relating to the amortization of prior service costs and net actuarial gains/losses associated with these employment benefits. For the three and nine months ended June 30, 2011, the amounts include a curtailment charge of $7 million associated with workforce reductions in Germany.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this report, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	our ability to develop and sell advanced communications products and services, including unified communications, data networking solutions and contact center solutions;

•	the market for our products and services, including unified communications solutions;

•	our ability to remain competitive in the markets we serve;

•	economic conditions and the willingness of enterprises to make capital investments;

•	our reliance on our indirect sales channel;

•	the ability to protect our intellectual property and avoid claims of infringement;

•	the ability to retain and attract key employees;

•	our degree of leverage and its effect on our ability to raise additional capital and to react to changes in the economy or our industry;

•	our ability to manage our supply chain and logistics functions;

•	liquidity and our access to capital markets;

•	risks relating to the transaction of business internationally;

•	our ability to effectively integrate acquired businesses into ours;

•	an adverse result in any significant litigation, including antitrust, intellectual property or employment litigation;

•	our ability to maintain adequate security over our information systems;

•	environmental, health and safety laws, regulations, costs and other liabilities;

•	climate change; and

•	pension and post-retirement healthcare and life insurance liabilities.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risk” in Avaya’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 filed with the SEC on December 7, 2010. As of June 30, 2011, there has been no material change in this information.

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

On December 18, 2009, the Company completed the acquisition of the enterprise solutions business of Nortel Networks Corporation (the “NES business”). During this quarter the Company relied in part upon services provided by Nortel and its affiliates under a transition services agreement (“TSA”) to support certain integration activities. The TSA expired in June 2011 and the Company now performs all the activities previously provided by Nortel and its affiliates. The Company continues to analyze, evaluate and, where possible, implement changes in controls and procedures relating to the acquired NES business as integration proceeds. As a result, this process may result in additions or changes to our internal control over financial reporting. Otherwise, there were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 14, “Commitments and Contingencies” to the unaudited Consolidated Financial Statements.

Item 1A.	Risk Factors

You should carefully consider the following risk factors, which amend and restate those risk factors previously disclosed in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended September 30, 2010, as well as the other information contained in this report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations. Any of the following risks could materially and adversely affect our business, financial condition or results of operations.

Risks Associated with Our Company

Our solutions may fail to keep pace with rapidly changing technology and evolving industry standards.

The market in which we operate is characterized by rapid, and sometimes disruptive, technological developments, evolving industry standards, frequent new product introductions and enhancements and changes in customer requirements. In addition, both traditional and new competitors are investing heavily in this market and competing for customers. As next-generation business collaboration technology continues to evolve, we must keep pace in order to maintain or expand our market leading position. We recently introduced a significant number of new product offerings and are increasingly focused on new high, value software solutions, as a revenue driver. If we are not able to successfully develop and bring these new solutions to market in a timely manner, achieve market acceptance of our solutions or identify new market opportunities for our solutions, our business and results of operations may be materially and adversely affected.

The market opportunity for business collaboration, unified communications solutions and other products and services may not develop in the ways that we anticipate.

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

We cannot predict whether:

•	our solutions will attract and retain customers and channel partners or that we can execute our sales strategy successfully;

•

the demand for our products and services, including Avaya Aura and the Avaya Flare Experience, will grow as quickly as we anticipate or current or future competitors or new technologies will cause the market to evolve in a manner different than we expect;

•	other technologies will become more accepted or standard in our industry or will disrupt our SIP-based technology platform; or

•	we will be able to maintain a leadership or profitable position as this opportunity develops.

We face formidable competition from numerous established firms that provide both traditional enterprise voice communications solutions as well as providers of technology related to business collaboration and contact center solutions; as these markets evolve, we expect competition to intensify and expand to include companies that do not currently compete directly against us.

We compete against providers of both traditional enterprise voice communications solutions as well as providers of technology related to business collaboration and contact center solutions. For example, we compete with Alcatel-Lucent (including Genesys), Aspect Software, Inc., or Aspect, Brocade Communications Systems, Inc., or Brocade, Cisco Systems, Inc., or Cisco, Juniper Networks, Inc., or Juniper, Microsoft Corporation, or Microsoft, NEC Corporation, or NEC, and Siemens Enterprise Communications Group, or SEN. Our video conferencing solutions both partner and compete with solutions offered by Polycom Inc., TANDBERG (now Cisco) and LifeSize (now a division of Logitech International S.A.). We also face competition in the small and medium enterprise market from many competitors, including Cisco, Alcatel-Lucent, NEC, Matsushita Electric Corporation of America, Mitel Networks Corp., or Mitel, and ShoreTel Inc., or ShoreTel, although the market for these products is more fragmented. We face competition in certain geographies with companies that have a particular strength and focus in these regions, such as Huawei Technologies Co., Ltd. in China and Intelbras S.A. in Latin America. Our services business competes with companies like those above in offering services, either directly or indirectly through their channel partners, with respect to their own product offerings, as well as with many value-added resellers, consulting and systems integration firms and network service providers.

In addition, because the business collaboration market continues to evolve and technology continues to develop rapidly, we may face competition in the future from companies that do not currently compete against us, but whose current business activities may bring them into competition with us in the future. In particular, this may be the case as business, information technology and communications applications deployed on converged networks become more integrated to support business collaboration. We may face increased competition from current leaders in information technology infrastructure, information technology, consumer products companies, personal and business applications and the software that connects the network infrastructure to those applications. With respect to services, we may also face competition from companies that seek to sell remotely hosted services or software as a service directly to the end customer. Competition from these potential market entrants may take many forms, including offering products and applications similar to those we offer as part of another offering. In addition, these technologies continue to move from a proprietary environment to an open standards-based environment.

Several of our existing competitors have, and many of our future competitors may have, greater financial, personnel, technical, research and development and other resources, more well-established brands or reputations and broader customer bases than we do and, as a result, these competitors may be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements. Some of these competitors may have customer bases that are more geographically balanced than ours and, therefore, may be less affected by an economic downturn in a particular region. Other competitors may have deeper expertise in a particular stand-alone technology that develops more quickly than we anticipate. Competitors with greater resources also may be able to offer lower prices, additional products or services or other incentives that we cannot match or do not offer. Industry consolidations may also create competitors with broader and more geographic coverage and the ability to reach enterprises through communications service providers. Existing customers of data networking companies that compete against us may be inclined to purchase enterprise communications solutions from their current data networking or software vendors rather than from us. Also, as communications and data networks converge, we may face competition from systems integrators that traditionally have been focused on data network integration.

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

One factor that significantly affects our operating results is the impact of economic conditions on the willingness of enterprises to make capital investments, particularly in business collaboration technology and related services. Given the current state of the economy, we believe that enterprises continue to be cautious about sustained economic growth and have tried to maintain or improve profitability through cost control and constrained capital spending, which places additional pressure on IT departments to demonstrate acceptable return on investment and may cause them to delay or reject capital projects, including implementing our solutions. Because it is not certain whether enterprises will increase spending on business collaboration technology significantly in the near term, we could experience continued pressure on our ability to increase our revenue. Our ability to grow revenue also may be affected by other factors, such as competitive pricing pressures, price erosion and our ability to effectively and consistently price new and existing offers in the marketplace. If these or other conditions limit our ability to grow revenue or cause our revenue to decline and we cannot reduce costs on a timely basis or at all, our operating results may be materially and adversely affected.

Our strategy depends in part on our ability to rely on our indirect sales channel.

We continue to take steps to sell our products and services into new and expanded geographic markets and to a broader customer base. An important element of our go-to-market strategy, therefore, involves our indirect sales channel, which includes our global network of alliance partners, distributors, dealers, value-added resellers, telecommunications service providers and system integrators. For example, although we expanded our indirect channel network and gained relationships with new channel partners through our acquisition of NES, in order to be successful we must further monetize the NES installed base by increasing the services attach rate for the Nortel customers we acquired. Our relationships with channel partners are important elements of our marketing and sales efforts and certain of our contractual agreements with our largest distributors and channel partners generally permit termination of the relationship by either party for convenience upon prior notice of 30 to 180 days. Our financial results could be adversely affected if our contracts with channel partners were terminated, if our relationships with channel partners were to deteriorate, if our maintenance pricing or other services strategies conflict with those of our channel partners, if any of our competitors were to enter into strategic relationships with or acquire a significant channel partner or if the financial condition of our channel partners were to weaken. In addition, we may expend time, money and other resources on developing and maintaining channel relationships that are ultimately unsuccessful. There can be no assurance that we will be successful in maintaining, expanding or developing relationships with channel partners, including those obtained as a result of the acquisition of NES. If we are not successful, we may lose sales opportunities, customers and market share.

We are dependent on our intellectual property. If we are not able to protect our proprietary rights or if those rights are invalidated or circumvented, our business may be adversely affected.

We believe that developing new products and technology is critical to our success. As a leader in technology and innovation in business collaboration, we are dependent on the maintenance of our current intellectual property rights and the establishment of new intellectual property rights. We generally protect our intellectual property through patents, trademarks, trade secrets, copyrights, confidentiality and nondisclosure agreements and other measures. There can be no assurance that patents will be issued from pending applications that we have filed or that our patents will be sufficient to protect our key technology. Although we have been granted and have acquired many patents, have obtained other intellectual property rights and continue to file new patent applications and seek additional proprietary rights, there can be no assurances made that any of our patents, patent applications or our other intellectual property or proprietary rights will not be challenged, invalidated or circumvented. In addition, our business is global and the level of protection of our proprietary technology will vary by country, particularly in countries that do not have well developed judicial systems or laws that adequately protect intellectual property rights. Any actions taken in these countries may have results that are different than if such actions were taken under the laws of the U.S. Patent litigation and other challenges to our patents and other proprietary rights are costly and unpredictable and may prevent us from marketing and selling a product in a particular geographic area. Patent filings by third parties, whether made before or after the date of our filings, could render our intellectual property less valuable. Competitors and others may also misappropriate our intellectual property, disputes as to ownership of intellectual property may arise and our intellectual property may otherwise fall into the public domain. If we are unable to protect our proprietary rights, we may be at a disadvantage to others who did not incur the substantial time and expense we incurred to create our products. In addition, our efforts to enforce or protect our proprietary rights may be ineffective, could result in substantial costs and diversion of resources and could substantially harm operating results.

If we fail to retain or attract key employees, our business may be harmed.

The success of our business depends on the skill, experience and dedication of our employee base. If we are unable to retain and recruit sufficiently experienced and capable personnel, especially in the key areas of product development, sales, services and management, our business and financial results may suffer. Experienced and capable personnel in the technology industry remain in high demand, and there is continual competition for their talents among our competitors. When talented employees leave, we may have difficulty replacing them and our business may suffer. While we strive to maintain our competitiveness in the marketplace, there can be no assurance that we will be able to successfully retain and attract the personnel that we need to achieve our business objectives.

We rely on third-party providers for the manufacture, warehousing and distribution logistics associated with our products.

We have outsourced substantially all of our manufacturing operations to several electronic manufacturing services, or EMS, providers. Our EMS providers produce the vast majority of products in facilities located in China, with other products produced in facilities located in Poland, Israel, Mexico, Malaysia, Taiwan, Ireland, Germany, Indonesia, the United Kingdom and the U.S. All manufacturing of our products is performed in accordance with detailed specifications and product designs furnished or approved by us and is subject to rigorous quality control standards. We periodically review our product manufacturing operations and consider changes we believe may be necessary or appropriate. Although we closely manage the transition process when manufacturing changes are required, we could experience disruption to our operations during any such transition. Any such disruption could negatively affect our reputation and our results of operations. We also purchase certain hardware components and license certain software components and resell them under the Avaya brand. In some cases, certain components are available only from a single source or from a limited source of suppliers. Delays or shortages associated with these components could cause significant disruption to our operations.

As our business and operations related relationships have expanded globally in the last few years, changes in economic or political conditions, as well as natural disasters, in a specific country or region could negatively affect our revenue, costs, expenses and financial condition or those of our channel partners and distributors.

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

In order to enhance the cost-effectiveness of our operations, increasingly we have been shifting portions of certain of our operations to jurisdictions with lower cost structures than those available in certain of the countries in which we traditionally operate. This includes certain research and development, customer support and corporate infrastructure activities. We may encounter complications associated with the set-up, migration and operation of business systems and equipment in expanded or new facilities. The transition of even a portion of our research and development or customer support operations to a foreign country involves a number of logistical and technical challenges that could result in delays and other disruptions to our operations. If such delays or disruptions occur, they could damage our reputation and otherwise adversely affect our business and results of operations. To the extent that we shift any operations or functions outside of the U.S. to jurisdictions with lower cost structures, we may experience challenges in effectively managing those operations as a result of several factors, including time zone differences and regulatory, legal, employment, cultural and logistical issues. Additionally, the relocation of workforce resources may have a negative impact on our existing employees, which could negatively impact our operations. If we are unable to effectively manage our offshore operations, our business and results of operations could be adversely affected. We cannot be certain that any shifts in our operations to offshore jurisdictions will ultimately produce the expected cost savings. We cannot predict the extent of government support, availability of qualified workers, future labor rates or monetary and economic conditions in any offshore locations where we may operate. Although some of these factors may influence our decision to establish or increase our offshore operations, there are other inherent risks beyond our control, including issues such as political uncertainties and currency regulations as discussed above under “—As our business and operations related relationships have expanded globally in the last few years, changes in economic or political conditions, as well as natural disasters, in a specific country or region could negatively affect our revenue, costs, expenses and financial condition or those of our channel partners and distributors.” We are faced with competition in these offshore markets for qualified personnel, including skilled design and technical personnel, and we expect this competition to increase as companies expand their operations offshore, which could increase our costs and employee turnover rates. One or more of these factors or other factors relating to foreign operations could result in increased operating expenses and make it more difficult for us to manage our costs and operations, which could cause our operating results to decline and result in reduced revenues.

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

From time to time, we seek to expand our business through acquisitions. We may not be able to successfully integrate acquired businesses into ours, and therefore we may not be able to realize the intended benefits from an acquisition. If we fail to successfully integrate acquisitions or if they fail to perform as we anticipate, our existing businesses and our revenue and operating results could be adversely affected. If the due diligence of the operations of these acquired businesses performed by us and by third parties on our behalf is inadequate or flawed, or if we later discover unforeseen financial or business liabilities, acquired businesses may not perform as expected. Additionally, acquisitions could result in difficulties assimilating acquired operations and products and the diversion of capital and management’s attention away from other business issues and opportunities. We may fail to retain employees acquired through acquisitions, which may negatively impact the integration efforts.

For all the reasons set forth above, the failure to integrate acquired businesses effectively may adversely impact Avaya’s business, results of operations or financial condition.

We may be subject to litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products or services.

From time to time, we receive notices from third parties asserting that our proprietary or licensed products, systems and software infringe their intellectual property rights. There can be no assurance that the number of these notices will not increase in the future and that others will not claim that our proprietary or licensed products, systems and software are infringing their intellectual property rights or that we do not in fact infringe those intellectual property rights. We may be unaware of intellectual property rights of others that may cover some of our technology. Irrespective of the merits of these claims, if a third party claimed that our proprietary or licensed systems and software infringed their intellectual property rights, any resulting litigation could be costly and time consuming and could divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. These matters may result in any number of outcomes for us, including entering into licensing agreements, redesigning our products to avoid infringement, being enjoined from selling products that are found to infringe, paying damages if products are found to infringe and indemnifying customers from infringement claims as part of our contractual obligations. Royalty or license agreements may be very costly and we may be unable to obtain royalty or license agreements on terms acceptable to us or at all. Such agreements may cause operating margins to decline. We also may be subject to significant damages or an injunction against us or our use of our proprietary or licensed systems or products. In addition, some of our employees previously have been employed at other companies that provide integrated communications solutions. We may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. These claims and other successful claims of patent or other intellectual property infringement against us could materially adversely affect our operating results. We have made and will likely continue to make investments to license and/or acquire the use of third-party intellectual property rights and technology as part of our strategy to manage this risk, but there can be no assurance that we will be successful or that any costs relating to such activity will not be material. We may also be subject to additional notice, attribution and other compliance requirements to the extent we incorporate open source software into our applications. In addition, third parties have claimed, and may in the future claim, that a customer’s use of our products, systems or software infringes the third party’s intellectual property rights. Under certain circumstances, we may be required to indemnify our customers for some of the costs and damages related to such an infringement claim. Any indemnification requirement could have a material adverse effect on our business and our operating results. For a description of certain legal proceedings regarding intellectual property, please see Note 14, “Commitments and Contingencies,” to our unaudited consolidated financial statements included in this report.

A breach of the security of our information systems could adversely affect our operating results.

We rely on the security of our information systems, among other things, to protect our proprietary information and information of our customers. Information technology system failures, including a breach of our data security, could disrupt our ability to function in the normal course of business by potentially causing, among other things, delays in the fulfillment or cancellation of customer orders, disruptions in the manufacture or shipment of products, or an unintentional disclosure of customer, employee or our information. Additionally, despite our security procedures, we may be vulnerable to threats such as computer hacking, cyber-terrorism or other unauthorized attempts by third parties to access, modify or delete our or our customers’ proprietary information. Any such breach could have a material adverse effect on our operating results and our reputation as a provider of mission critical business collaboration and communications solutions. Such consequences could be exacerbated if we are unable to adequately recover critical systems following a systems failure.

We may be adversely affected by environmental, health and safety, laws, regulations, costs and other liabilities.

We are subject to a wide range of governmental requirements relating to employee safety and health and to environmental protection. If we violate or fail to comply with these requirements, we could be fined or otherwise sanctioned by regulators. We are subject to certain provisions of environmental laws governing the cleanup of soil and groundwater contamination that may impose joint and several liability for the costs of investigating and remediating releases of regulated materials at currently or formerly owned or operated sites and at third-party waste disposal sites. In certain circumstances, this liability may also include the cost of cleaning up historical contamination, whether or not caused by us. We are also subject to various state, federal and international laws and regulations relating to the presence of certain substances in our products and making producers of certain electrical products financially responsible for the collection, treatment, recycling and disposal of those products. For example, the European Union, or the EU, has adopted the Restriction on Hazardous Substances, or RoHS, and Waste Electrical and Electronic Equipment, or WEEE, directives. Similar laws and regulations have been or may be enacted in other regions. Additionally, new requirements addressing the operating characteristics of our products are emerging, such as the EU Energy Using Product, or EuP, directive, which may necessitate reengineering of some products.

Environmental laws are complex, change frequently and have tended to become more stringent over time. It is often difficult to estimate the future impact of environmental matters, including potential liabilities. There can be no assurance that our costs of complying with current and future environmental and health and safety laws, including existing, pending and future environmental laws addressing climate change, and our liabilities arising from past or future releases of, or exposure to, regulated materials will not exceed any amounts reflected in our reserves or adversely affect our business, results of operations or financial condition.

Business collaboration solutions are complex, and design defects, errors, failures or “bugs” may be difficult to detect and correct.

Business collaboration solutions are complex, integrating hardware, software and many elements of a customers’ existing network and communications infrastructure. Despite pre-shipment testing and quality assurance programs, hardware may malfunction and software may contain “bugs” that are difficult to detect and fix. Any such issues could interfere with the expected operation of a solution, which might negatively impact customer satisfaction, reduce sales opportunities or affect gross margins. Depending upon the size and scope of any such issue, remediation may have a material impact on our business. Our inability to cure an application or product defect, should one occur, could result in the failure of an application or product line, the temporary or permanent withdrawal from an application, product or market, damage to our reputation, inventory costs, an increase in warranty claims, lawsuits by customers or customers’ or channel partners’ end users, or application or product reengineering expenses. Our insurance may not cover or may be insufficient to cover claims that are successfully asserted against us.

Integral aspects of our operations may be subject to climate change risks.

We recognize that climate change is an issue of global concern. In addition, a number of climate change regulations and initiatives are either in force or pending at the state, regional, Federal and international levels that focus on reducing greenhouse gas emissions. Integral aspects of our operations that may be subject to climate change risks include, but are not limited to, the following: increased regulations that have either been promulgated or may be promulgated in the future in jurisdictions in which we operate; the procurement and transport of raw materials and components used by our manufacturers and the use of those raw materials and components in the manufacturing process; manufacturing emissions; packaging and transport of finished goods; emissions and waste generated by our business operations; emissions associated with business travel (air, vehicular, fleet services); and emissions associated with business activities and emissions generated by our products. We continue to monitor those risks and will develop policies and processes designed to mitigate those risks where possible. We cannot assure you that our efforts to mitigate climate change risks will be successful or that risks associated with climate change will not have a negative impact on our business, results of operations or financial condition.

Pension and postretirement healthcare and life insurance liabilities could impair our liquidity or financial condition.

We sponsor non-contributory defined benefit pension plans covering a portion of our U.S. employees and retirees, and postretirement benefit plans for U.S. retirees that include healthcare benefits and life insurance coverage. We froze benefit accruals and additional participation in our plans for our U.S. management employees effective December 31, 2003. Certain of our non-U.S. operations also have various retirement benefit programs covering substantially all of their employees. Some of these programs are considered to be defined benefit pension plans for accounting purposes. If one or more of our U.S. pension plans were to be terminated without being fully funded on a termination basis, the Pension Benefit Guaranty Corporation, or PBGC, could obtain a lien on our assets for the amount of our liability, which would result in an event of default under each of our credit facilities. As a result, any such liens would have a material adverse effect on the Company, including our liquidity and financing arrangements. The measurement of our obligations, costs and liabilities associated with benefits pursuant to our pension and postretirement benefit plans requires that we estimate the present value of projected future payments to all participants, including assumptions related to discount rates, investment returns on designated plan assets, health care cost trends, and demographic experience. If future economic or demographic trends and results are different from our assumptions, then our obligations could be higher than we currently estimate. If our cash flows and capital resources are insufficient to fund our pension or postretirement healthcare and life insurance obligations, or if we are required or elect to fund any material portion of the liability now or in the future, we could be forced to reduce or delay investments and capital expenditures, seek additional capital, or restructure or refinance our indebtedness. In addition, if our operating results and available cash are insufficient to meet our pension or postretirement healthcare and life insurance obligations, we could face substantial liquidity problems and may be required to dispose of material assets or operations in order to meet our pension or postretirement healthcare and life insurance obligations. We may not be able to consummate those dispositions or to obtain any proceeds on terms acceptable to us or at all, and any such proceeds may not be adequate to meet any pension or postretirement healthcare and life insurance obligations then due. In addition, our U.S. defined benefit pension plans are subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended, or ERISA. ERISA, along with certain provisions of the Internal Revenue Code of 1986, or the Code, requires minimum funding contributions and the PBGC has the authority under certain circumstances to petition a court to terminate an underfunded pension plan. One of those circumstances is the occurrence of an event with respect to which the PBGC determines that the possible long-term loss of the PBGC with respect to the plan may reasonably be expected to increase unreasonably if the plan is not terminated. If our U.S. defined benefit pension plans were to be terminated, we would incur a liability to the plans or the PBGC equal to the amount by which the liabilities of the plans, calculated on a termination basis, exceed the assets of the plans, which amount would likely exceed the amount that we have estimated to be the underfunded amount as of June 30, 2011.

Please see Note 11, “Benefit Obligations,” to our unaudited consolidated financial statements included in this report for further details on our pension and postretirement benefit plans, including funding status.

We may incur liabilities as a result of our obligation to indemnify, and to share certain liabilities with, Lucent Technologies Inc., or Lucent, in connection with our spin-off from Lucent in September 2000.

Pursuant to the Contribution and Distribution Agreement between us. and Lucent, a predecessor to Alcatel-Lucent, Lucent contributed to us substantially all of the assets, liabilities and operations associated with its enterprise networking businesses and distributed all of the outstanding shares of our common stock to its stockholders. The Contribution and Distribution Agreement, among other things, provides that, in general, we will indemnify Lucent for all liabilities including certain pre-distribution tax obligations of Lucent relating to our businesses and all contingent liabilities accruing pre-distribution primarily relating to our businesses or otherwise assigned to us. In addition, the Contribution and Distribution Agreement provides that certain contingent liabilities not directly identifiable with one of the parties accruing pre-distribution will be shared in the proportion of 90% by Lucent and 10% by us. The Contribution and Distribution Agreement also provides that contingent liabilities accruing pre-distribution in excess of $50 million that are primarily related to Lucent’s businesses shall be borne 90% by Lucent and 10% by us and contingent liabilities accruing pre-distribution in excess of $50 million that are primarily related to our businesses shall be borne equally by the parties. Please see Note 14, “Commitments and Contingencies,” to our unaudited consolidated financial statements included in this report for a description of certain matters involving Lucent for which we have assumed responsibility under the Contribution and Distribution Agreement. We cannot assure you that Lucent will not submit a claim for indemnification or cost sharing to us in connection with any future matter. In addition, our ability to assess the impact of matters for which we may have to indemnify or share the cost with Lucent is made more difficult by the fact that we do not control the defense of these matters.

In addition, in connection with the distribution, we and Lucent entered into a Tax Sharing Agreement that governs the parties’ respective rights, responsibilities and obligations after the distribution with respect to taxes for the periods ending on or before the distribution. Generally, pre-distribution taxes that are clearly attributable to the business of one party will be borne solely by that party, and other pre-distribution taxes will be shared by the parties based on a formula set forth in the Tax Sharing Agreement. In addition, the Tax Sharing Agreement addresses the allocation of liability for taxes that are incurred as a result of restructuring activities undertaken to implement the distribution. If the distribution fails to qualify as a tax-free distribution under Section 355 of the Code because of an acquisition of our stock or assets, or some other actions by us, then we will be solely liable for any resulting corporate taxes.

Risks Related to Our Debt

Our degree of leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting obligations on our indebtedness.

A summary of the material terms of our financing agreements can be found in Note 7, “Financing Arrangements,” to the unaudited consolidated financial statements included in this report. As of June 30, 2011, our total indebtedness under our credit facilities and notes was $6,176 million.

Our degree of leverage could have important consequences, including:

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

Our credit facilities, the indenture governing our senior unsecured cash-pay notes (the “cash pay notes”) and our senior unsecured payment-in-kind, or PIK, toggle notes (the “PIK toggle notes,” and together with the cash pay notes, the “senior unsecured notes”), each due 2015, and the indenture governing our senior secured notes due 2019 (the “senior secured notes,” and together with the senior unsecured notes, the “notes”) contain various covenants that limit our ability to engage in specific types of transactions. These covenants limit our and our restricted subsidiaries’ ability to:

•	incur or guarantee additional debt and issue or sell certain preferred stock;

•	pay dividends on, redeem or repurchase our capital stock;

•	make certain acquisitions or investments;

•	incur or assume certain liens;

•	enter into transactions with affiliates; and

•	sell assets to, or merge or consolidate with, another company.

A breach of any of these covenants could result in a default under one or both of our credit facilities and/or the indentures governing the notes. In the event of any default under either of our credit facilities, the applicable lenders could elect to terminate borrowing commitments and declare all borrowings and loans outstanding, together with accrued and unpaid interest and any fees and other obligations, to be due and payable, which would be an event of default under the indentures governing the notes.

If we were unable to repay or otherwise refinance these borrowings and loans when due, the applicable secured lenders could proceed against the collateral granted to them to secure that indebtedness, which could force us into bankruptcy or liquidation. In the event our lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

We may not be able to generate sufficient cash to service all of our indebtedness and our other ongoing liquidity needs, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations and to fund our planned capital expenditures, acquisitions and other ongoing liquidity needs depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. There can be no assurance that we will maintain a level of cash flow from operating activities or that future borrowings will be available to us under either of our credit facilities or otherwise in an amount sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our credit facilities and the indentures governing the notes restrict our ability to dispose of assets and use the proceeds from the disposition. Accordingly, we may not be able to consummate those dispositions or to obtain any proceeds on terms acceptable to us or at all, and any such proceeds may not be adequate to meet any debt service obligations then due.

Despite our level of indebtedness, we and our subsidiaries may be able to incur additional indebtedness, which could further exacerbate the risks associated with our degree of leverage.

We and our subsidiaries may be able to incur additional indebtedness in the future. Although our credit facilities and the indentures governing the notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and any indebtedness incurred in compliance with these restrictions could be substantial. Any additional borrowings under our credit facilities effectively would be senior to the notes and the guarantees of the notes by our subsidiary guarantors to the extent of the value of the assets securing such borrowings. In addition, if we incur any additional indebtedness that ranks equally with the notes, the holders of that debt will be entitled to share ratably with the holders of the notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us. To the extent new debt is added to our and our subsidiaries’ currently anticipated debt levels, the related risks that we and our subsidiaries face could intensify.

The right of holders of our senior unsecured notes to receive payments is effectively junior to those lenders who have a security interest in our assets.

Our obligations under our senior unsecured notes and our guarantors’ obligations under their guarantees of those notes are unsecured, but our obligations, and each other borrower’s obligations, under each of our credit facilities and our senior secured notes, and each guarantor’s obligations under their respective guarantees of those facilities and senior secured notes, are secured by a security interest in substantially all of our tangible and intangible assets, including the stock and the assets of most of our current and certain future wholly owned U.S. subsidiaries and a portion of the stock of certain of our non-U.S. subsidiaries. As of June 30, 2010, we had $6,167 million in outstanding debt (excluding capital lease obligations) on our Consolidated Balance Sheets, of which $4,633 million was secured. The indentures governing our notes permit us and our restricted subsidiaries to incur substantial additional indebtedness in the future, including secured indebtedness. If we are declared bankrupt or insolvent, or if we default under either of our credit facilities or the indenture governing our senior secured notes, the lenders or the trustee under the indenture governing our senior secured notes, as applicable, could declare all of the funds borrowed thereunder, together with accrued interest, immediately due and payable. If we were unable to repay such indebtedness, the lenders or the trustee, as applicable, could foreclose on the pledged assets to the exclusion of holders of the senior unsecured notes, even if an event of default exists under the indenture governing the senior unsecured notes at such time. Furthermore, if the lenders or the trustee under the indenture governing our senior secured notes foreclose and sell the pledged equity interests in any subsidiary guarantor under the senior unsecured notes, then that guarantor will be released from its guarantee of the senior unsecured notes automatically and immediately upon such sale. In any such event, because the senior unsecured notes are not secured by any of our assets or the equity interests in subsidiary guarantors, it is possible that there would be no assets remaining from which claims of holders of our senior unsecured notes could be satisfied or, if any assets remained, they might be insufficient to satisfy those claims fully.

The claims of holders of our notes to assets of any non-guarantor subsidiary are structurally subordinated to all of the creditors of that subsidiary.

In general, our foreign subsidiaries, unrestricted subsidiaries, non-wholly owned subsidiaries and other subsidiaries that do not borrow or guarantee our indebtedness under our credit facilities are not required to guarantee our notes. Accordingly, claims of holders of the notes are structurally subordinated to the claims of creditors of these non-guarantor subsidiaries, including trade creditors. All obligations of our non-guarantor subsidiaries will have to be satisfied before any of the assets of such subsidiaries would be available for distribution, upon a liquidation or otherwise, to us or a guarantor of the notes.

If we default on our obligations to pay our indebtedness, we may not be able to make payments on one or more series of our notes.

Any default under the agreements governing our indebtedness, including a default under either of our credit facilities, that is not waived by the required lenders, or a default under either of the indentures governing our notes and the remedies sought by the holders of such indebtedness, could prevent us from paying principal, premium, if any, and interest on each series of our notes and substantially decrease the market value of such notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our credit facilities could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If we breach our covenants under either of our credit facilities and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our credit facilities, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

We may not be able to repurchase our notes upon a change of control.

Upon the occurrence of specific kinds of change of control events, we will be required to offer to repurchase all of our outstanding notes at 101% of their principal amount plus accrued and unpaid interest. The source of funds for any such purchase of the notes will be our available cash or cash generated from our operations or other sources, including borrowings, sales of assets or sales of equity. We may not be able to repurchase the notes upon a change of control because we may not have sufficient financial resources to purchase all of the notes that are tendered upon a change of control. Further, we may be contractually restricted under the terms of our credit facilities from repurchasing all of the notes tendered by holders upon a change of control. Accordingly, we may not be able to satisfy our obligations to purchase the notes unless we are able to refinance or obtain waivers under our credit facilities. Our failure to repurchase one or more series of notes upon a change of control would cause a default under the indenture governing such notes and a cross default under our credit facilities and the indenture governing other series of notes. The credit facilities also provide that a change of control will be a default that permits lenders to accelerate the maturity of borrowings and loans thereunder. Any of our future debt agreements may contain similar provisions.

Federal and state fraudulent transfer laws may permit a court to void or limit the amount payable under our notes or the related guarantees, and, if that occurs, a holder of our notes may receive limited or no payments on the notes and guarantees affected.

Federal and state fraudulent transfer and conveyance statutes may apply to the issuance of our notes and the incurrence of the related guarantees. Under federal bankruptcy law and comparable provisions of state fraudulent transfer or conveyance laws, which may vary from state to state, the notes or guarantees could be voided as a fraudulent transfer or conveyance if (1) we or any of the guarantors, as applicable, issued the notes or incurred the guarantees with the intent of hindering, delaying or defrauding creditors or (2) we or any of the guarantors, as applicable, received less than reasonably equivalent value or fair consideration in return for either issuing the notes or incurring the guarantees and, in the case of (2) only, one of the following is also true at the time thereof:

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

We are controlled by Silver Lake and TPG, whose interests may not be aligned with a holder of our notes.

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

Our ability to pay principal and interest on our notes may be affected by our organizational structure. We are dependent upon payments from our subsidiaries to fund payments to holders of our notes, and our ability to receive funds from our subsidiaries is dependent upon the profitability of our subsidiaries and restrictions imposed by law and contracts.

We rely upon dividends and other payments from our subsidiaries to generate a significant portion of the funds necessary to meet our obligations. Our subsidiaries are separate and distinct legal entities and our non-guarantor subsidiaries will have no obligation, contingent or otherwise, to pay amounts due under our notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payments. Further, the creditors of our subsidiaries have direct claims on the subsidiaries and their assets and the claims of holders of the notes are “structurally subordinated” to any existing and future liabilities of our non-guarantor subsidiaries. This means that the creditors of the non-guarantor subsidiaries have priority in their claims on the assets of such subsidiaries over the creditors of us, including the holders of the notes.

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

We intend to maintain insurance or otherwise insure against hazards in a manner appropriate and customary for our business. There are, however, some losses, including losses resulting from terrorist acts that may be either uninsurable or not economically insurable, in whole or in part. As a result, we cannot assure holders of our senior secured notes that the insurance proceeds will compensate us fully for our losses. If there is a total or partial loss of any of the pledged assets, we cannot assure holders of our senior secured notes that the proceeds received by us in respect thereof will be sufficient to satisfy all the secured obligations, including our senior secured notes and the related guarantees.

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

Our notes are relatively new securities for which there is no established market. Accordingly, the development or liquidity of any market for the notes is uncertain. We do not intend to apply for a listing of the notes on a securities exchange or any automated dealer quotation system. We cannot assure a holder of our notes as to the liquidity of markets that may develop for the notes, such holder’s ability to sell the notes or the price at which such holder would be able to sell such notes. If such markets were to exist, the notes could trade at prices that may be lower than their principal amount or purchase price depending on many factors, including prevailing interest rates, the market for similar notes, our financial and operations performance and other factors. Historically, the market for noninvestment grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to the notes. The market, if any, for the notes may experience similar disruptions, and any such disruptions may adversely affect the prices at which a holder of notes may sell its notes.

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

Subsequent to the quarter ended June 30, 2011, the following event took place that is required to be disclosed in a report on Form 8-K:

Revolver Extensions

Avaya Inc. (the “Company”) is party to an Amended and Restated Credit Agreement, dated as of February 11, 2011, among the Company, Avaya Holdings Corp., Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and each lender from time to time party thereto (the “Senior Secured Credit Facility”), which consists of (a) a senior secured multi-currency revolver allowing for borrowings of up to $200 million and (b) $3,800 million of senior secured term loans and (c) $1,000 million of incremental senior secured term loans.

In addition, the Company is party to a Credit Agreement, dated as of October 26, 2007, by and among the Company, the several subsidiary borrowers party thereto, Avaya Holdings Corp., Citicorp USA, Inc., as Administrative Agent and Swing Line Lender and each lender party thereto (the “Senior Secured Multi-Currency Asset-Based Revolving Credit Facility, and together with the “Senior Secured Credit Facility,” the “Credit Facilities”) which provides senior secured revolving financing of up to $335 million, subject to availability under a borrowing base, of which $150 million may be in the form of letters of credit.

On August 8, 2011, the Company amended the terms of the each of the Credit Facilities to extend the final maturity of each of the Senior Secured Multi-Currency Asset-Based Revolving Credit Facility and the senior secured multi-currency revolver included in the Senior Secured Credit Facility from October 26, 2013 to October 26, 2016. All other terms and conditions of the two Credit Facilities remain unchanged.

As of June 30, 2011, there were no borrowings outstanding under the Senior Secured Multi-Currency Asset Based Revolving Credit Facility or the senior secured multi-currency revolver. At June 30, 2011 there were $72 million of letters of credit issued in the ordinary course of business under the Senior Secured Multi-Currency Asset-Based Revolving Credit Facility.

The foregoing description of the amendments to the Credit Facilities do not purport to be complete and are qualified in their entirety by reference to the full text thereof filed as Exhibits 10.1 and 10.2, respectively, to this Quarterly Report on Form 10-Q and are incorporated into this Item by reference.

Item 6.	Exhibits.

Exhibit Number

10.1

Amendment No. 3 to Credit Agreement dated August 8, 2011, by and among Avaya Inc., Citibank,

N.A., as Administrative Agent, and each lender party thereto, amending the Amended and Restated Credit Agreement, dated as of February 11, 2011, by and among Avaya Inc., Avaya Holdings Corp., Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and each lender party thereto*

10.2	Amendment No. 1 to Credit Agreement, dated as of August 8, 2011, by and among Avaya Inc., the several subsidiary borrowers party thereto, Citicorp USA, Inc., as Administrative Agent and the lenders party thereto, amending the Credit Agreement, dated as of October 26, 2007, by and among Avaya Inc., the several subsidiary borrowers party thereto, Avaya Holdings Corp., Citicorp USA, Inc., as Administrative Agent and the lenders party thereto*

31.1	Certification of Kevin J. Kennedy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Anthony J. Massetti pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Kevin J. Kennedy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Anthony J. Massetti pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from Avaya Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at June 30, 2011 and September 30, 2010, (ii) Consolidated Statement of Operations for the three and nine months ended June 30, 2011 and 2010 (iii) Consolidated Statements of Cash Flows for the nine months ended June 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements (Unaudited)**

*	Filed herewith.
**	Pursuant to Rule 406 T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAYA INC.

By:	/S/ KEVIN J. MACKAY
Kevin J. MacKay Vice President, Controller & Chief Accounting Officer (Principal Accounting Officer)

August 11, 2011