Form 10-K
period 2011-09-30
AVAYA INC
filed 2011-12-09
CIK 1116521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended September 30, 2011

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

* See explanatory note in Part II, Item 9B

Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

* See explanatory note in Part II, Item 9B

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 9, 2011, 100 shares of Common Stock, $.01 par value, of the Registrant were outstanding.

When we use the terms “we,” “us,” “our,” “Avaya” or the “Company,” we mean Avaya Inc., a Delaware corporation, and its consolidated subsidiaries taken as a whole, unless the context otherwise indicates.

This Annual Report on Form 10-K contains the registered and unregistered Avaya Aura®, Avaya Flare® and Avaya web.alive™ and other trademarks or service marks of Avaya and are the property of Avaya Inc. and/or its affiliates. This Annual Report on Form 10-K also contains additional tradenames, trademarks or service marks belonging to us and to other companies. We do not intend our use or display of other parties’ trademarks, tradenames or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

i

PART I

Item 1.	Business.

Our Company

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

We develop software and hardware products and offer related services that we market and sell directly and through our channel partners as part of our collaboration and communications solutions for large enterprises, small- and mid-sized businesses and government organizations. Our software delivers rich value-added applications for enterprise collaboration and communications, including messaging, telephony, voice, video and web conferencing, mobility and customer service. These applications operate on our own hardware, which includes a broad range of desk phones, servers and gateways, and LAN/WAN switching wireless access points and gateways, as well as on third-party devices, including desk phones, tablets and desktop PCs. In addition, our award-winning portfolio of services supports our products to help customers achieve enhanced business results both directly and indirectly through partners. We have a long track record of innovation and our customers historically have relied on us to deliver mission critical communications solutions. Market opportunities associated with our business collaboration and communications solutions include spending on unified communications (which includes, among others, enterprise telephony and messaging), contact center applications and data networking equipment, as well as spending on support and maintenance services to implement and support these tools, which are expected to represent a $77 billion market in 2011 in the aggregate.

We are highly focused on and structured to serve our core business collaboration and communications markets with fit-for-purpose products, targeted sales coverage, and distributed software services and support models. We offer solutions in five key business collaboration and communications product categories:

•	Unified Communications Software, Infrastructure and Endpoints;

•	Real Time Video Collaboration;

•	Contact Center;

•	Data Networking; and

•	Applications, including their Integration and Enablement.

Our next-generation business collaboration solutions are designed to be highly scalable, flexible and easy to manage. They can be deployed in numerous ways including on a customer’s own premise, in the cloud and in a virtualized environment. Our research and development investments are focused on software at the user experience and business application layers, and software and hardware at the infrastructure layer and endpoints. In addition, we are investing in software for monitoring, troubleshooting and managing distributed communications architectures that we believe will reduce the total cost of ownership and improve end-to-end serviceability of our solutions versus our competitors.

Through our next-generation collaboration solutions, including Avaya Aura, our SIP-based software suite that brings together voice, video and data into a single, integrated communications and collaboration platform, we are reshaping our product portfolio to continue to grow our business. SIP, or Session Initiation Protocol, is a signaling protocol used to establish voice, video or data communication sessions over an Internet Protocol or IP network. Over the past several years, we have invested significantly in research and development, introducing more than 70 new product offerings to the market since the beginning of fiscal year 2010. We have reshaped our product portfolio through this investment and innovation in order to drive revenue growth and business model cash cycle time. In addition, our portfolio of business collaboration and communications solutions is designed to deliver an intuitive and personalized user experience, seamlessly integrating various modes of communications and collaboration, including real-time voice, video, instant messaging and conferencing, and non real-time email, voicemail and social networking. These solutions target high growth market segments and we believe accelerate our sales cycle as customers more frequently upgrade their solutions to take advantage of our ongoing product innovation and to deploy our user experience across an array of endpoints, including our own and those of other vendors. We have further enhanced our business through acquisitions that have amplified our innovation and growth strategy. In addition, we have restructured or divested businesses that dilute our focus from our principal markets.

We are also engaged in a critical strategic initiative to leverage our sales and distribution channels to accelerate customer adoption and generate an increasing percentage of our revenue from these new high value software solutions and user experience-centric applications. We are expanding our sales coverage model, including both partners and direct sales, while supporting our customers’ channel preference. In December 2009, we acquired the enterprise solutions business of Nortel Networks Corporation, or NES, which expanded our customer base, broadened and strengthened our indirect sales channel, enhanced our technology portfolio, established our leading presence in data communications and improved our ability to compete globally.

Our market leadership in next-generation business collaboration is due in part to our long-standing heritage of delivering mission critical unified communications, contact center and voice communications solutions. As a market leader in enterprise voice telephony and messaging for more than 10 years and in unified communications for the past four years, we believe that our Voice over IP or VoIP solutions have enabled customers to centralize communications applications and hardware to serve geographically dispersed users, significantly reducing management cost, complexity and annual spend to telecommunication service providers. Leveraging this experience, we have now developed innovative, next-generation unified communications and contact center solutions that focus on business collaboration and, unlike earlier solutions, are designed from the ground up to support multiple media and modes of communication, reducing cost and complexity while improving collaboration effectiveness. The experience that we are delivering provides a rich environment in which users can find the right individuals and the right information by accessing the context of their communications sessions, including call history, conversation threads across email, voice and other media, related documents, directories and other relevant data.

Significant industry trends are driving enterprises to seek 24x7, device and location agnostic collaboration solutions to increase employee productivity, reduce costs and gain competitive advantages in the marketplace. In addition, businesses that have grown through acquisition or that lack central controls on infrastructure often are left with inefficient, disparate communications infrastructure needing consolidation. As a result of these trends, we believe that enterprises require a holistic, next-generation business collaboration solution that is designed from the ground up to facilitate collaboration, or fit-for-purpose, and incorporates enterprise-class stability, scalability and security. SIP provides a basis to address this need. SIP is a fundamental architectural building block of Avaya Aura, our next-generation, enterprise-class collaboration platform, because it shifts communications from voice-centric, dedicated media channels, as was the case in legacy communication environments, toward session-based environments, where multiple people, media and resources can be brought together into an integrated communications session. In addition to decoupling collaboration solutions from the user’s geographical location and allowing consolidation of infrastructure in the data center, our next-generation business collaboration solutions take the critical next step of replacing the voice-centric call control used by traditional VoIP and unified communications solutions with standards-based SIP session management. This decouples communications applications from the underlying infrastructure and supports both multiple media and modes of communication over the same session. Our Avaya Aura Session Manager architecture is designed to allow collaboration applications to be rapidly developed, tightly integrated, run anywhere in the network and be managed more easily than traditional unified communications solutions. Avaya Aura Contact Center solutions also leverage our session management architecture and apply these principles to customer interactions. We believe our Avaya Aura architecture embraces and attracts software application partners. In addition, our award-winning, global services-delivery infrastructure helps customers address their critical needs from initial planning and design, through implementation, monitoring and maintenance.

Enterprise IT infrastructure has historically included only devices developed specifically for enterprise customers and installed, owned and managed by enterprise IT departments. However, with business users bringing consumer-focused devices into the enterprise, sometimes owned and managed by the individual users themselves, IT professionals increasingly require that these devices are reliably integrated, supported and secured. We believe that we are at the forefront of this industry trend. For example, in September 2010 we released our Avaya Flare Experience, a real-time, enterprise video communications and collaboration solution, which offers an intuitive, easy-to-use experience. The Avaya Flare Experience is currently available on our own Desktop Video Device and is expected to be made available on consumer devices such as Apple iPad and Google Android tablets, Windows laptops and other consumer device classes and platforms. The Avaya Flare Experience is designed to help break down the barriers commonly seen in today’s communications and collaboration tools with a distinctive user interface for quick, device-agnostic, easy access to voice and video, social media, presence, instant messaging, conferencing and a consolidated view of multiple directories and context history. The Avaya Flare Experience provides enterprise users with the sophisticated enterprise-class functions they need on the devices they prefer, while also providing enterprise IT departments with the control, compliance and reporting functions they require.

Our solutions address the needs of a diverse range of customers, including large multinational enterprises, small- and medium-sized businesses and government organizations. As of September 30, 2011, we had over 400,000 customers, including more than 90% of the Fortune 500 companies and one million customer locations worldwide. Our customers operate in a broad range of industries, including financial services, manufacturing, retail, transportation, energy, media and communications, healthcare, education and government, and include, among others, Morgan Stanley & Co. LLC, Progressive Casualty Insurance Company, Whirlpool Corporation, The Hewlett-Packard Company or HP, Home Depot, Inc., United Air Lines, Inc., Marriott International, Inc., the Blue Cross and Blue Shield Association, Australia National University and the FDIC. We employ a flexible go-to-market strategy with direct and indirect presence in over 160 countries. As of September 30, 2011, we had approximately 9,100 channel partners and for fiscal year 2011, our product revenue from indirect sales represented approximately 76% of our total product revenue.

For fiscal years 2011 and 2010, we generated revenue of $5,547 million and $5,060 million, respectively. For fiscal year 2011, product revenue represented 54% of our total revenue and services revenue represented 46%. For fiscal year 2010, product revenue represented 51% of our total revenue and services revenue represented 49%. Revenue generated in the United States for fiscal 2011 and 2010 was 54% and 55%, respectively. For fiscal years 2011 and 2010, we had net losses of $863 million and $871 million, respectively, and Adjusted EBITDA of $971 million and $795 million, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations EBITDA and Adjusted EBITDA” for a definition and explanation of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

Our Industry

Trends Driving Business Collaboration Spending

Enterprises are increasingly focused on deploying collaboration solutions in order to increase productivity, reduce costs and complexity and gain competitive advantages. The requirements of enterprises have evolved over the past few years in response to the following trends:

Increasingly Mobile and Connected Workforce Needs Anytime/Anywhere Collaboration Tools. According to a 2009 International Data Corporation, or IDC, report, the number of mobile workers worldwide is projected to increase 29% from 2008 to 2013, increasing the demand in today’s enterprise for both reliable wired and wireless access.1 As enterprises move toward a more geographically dispersed, 24x7 workforce, they need tools to quickly solve business challenges while improving their efficiency. To do this, enterprises need collaboration technology that can bring people together with the right information at the right time in the right context to make critical business decisions. These increasingly mobile workers need to be able to connect remotely to their business applications from wherever they are and demand the same experience and capabilities they have when at their office desk.

[1]	IDC Worldwide PC 2011-2015 Forecast Update, Doc. #230192, September, 2011.

Proliferation of Devices and Applications Expanding the Number of Points of Integration. The number and types of endpoints are growing rapidly. Whereas in the past, business users communicated primarily via desk-phones, today they continue to use desk-based devices, but also various mobile devices such as laptops, smartphones and tablets. IDC reports from September and October 2011 forecasted the 211 million laptops used in 2011 will grow to 380 million in 20151, 475 million smartphones used in 2011 will grow to 1,033 million in 20152 and 63 million media tablets in use in 2011 will grow to 135 million in 20153. In order to communicate seamlessly and securely across these devices, applications and endpoints, collaboration solutions must be integrated into the communications infrastructure and provide a way for IT professionals to have a consolidated view of these devices and applications so that the environment can be managed effectively and reliably.

Consumerization of the Enterprise has Changed Expectations of Business Users and Put More Pressure on IT Departments. With the proliferation of consumer devices such as the Apple iPhone and iPad, Google Android smartphones and tablets and the RIM Blackberry, business applications available through online stores such as the Apple iTunes store and social networking applications such as Facebook and Twitter, business users are increasingly using consumer-focused products and applications for business tasks, particularly in the areas of collaboration and communication. This has put a significant strain on IT departments to support and secure these devices and applications within the enterprise. In addition, business users expect their enterprise IT solutions to mimic the intuitive experience they enjoy with their consumer devices and applications, forcing IT departments to seek solutions that can deliver this kind of experience and enterprise vendors to design their products so that they are easier to use.

Customer Expectations of Contact Centers and Customer Service are Changing. Customer interactions are evolving from voice-centric, point-in-time, contact center transactions to persistent customer conversations over multiple interactions and across multiple media and modes of communication. Customers expect enterprises to know about the history of their interactions, even when they occur across a mix of self-service and agent assisted communications methods including voice, video, email and chat. With the growth of social networking, customers are even beginning to expect that the most customer service focused companies will capture and react to their comments made through Twitter or Facebook postings.

Business Leaders are Increasingly Challenged to Deliver New Business Capabilities to Support Growth While Facing Tight IT Budgets. Business leaders continue to manage overall spending closely due to continued macro-economic uncertainty. At the same time, business leaders are making strategic IT investments to gain competitive advantage. As IT departments become increasingly sophisticated and strategically important within the enterprise, business leaders are increasingly held accountable to demonstrate an acceptable level of return for their IT investments. According to a March 2011 Gartner survey, two of the top five challenges for CIOs today are attracting and retaining new customers and improving productivity.4 To meet these challenges, enterprises are deploying collaboration solutions that allow them to leverage their existing IT investments while providing a flexible roadmap to gradually upgrade their systems. In addition, CIOs are seeking to rationalize their network infrastructure and computing hardware to simplify their IT environments and reduce expenses while also increasing the reliability and scalability of their business collaboration and communications environments to avoid lost productivity and revenue due to systems outages.

[1]	IDC Worldwide PC 2011-2015 Forecast Update, Doc. #230192, September, 2011.
[2]	IDC Worldwide Smartphone 2011-2015 Forecast Update, Doc. #230173, September, 2011.
[3]	IDC Worldwide and U.S. Media Tablet 2011-2014 Forecast Update, Doc. #230896, October, 2011.
[4]	Gartner Inc., Executive Advisory: In Comparing Gartner’s Board, CEO and CIO Surveys, CIOs Take Last Year’s Challenge and Build for Growth, Jorge Lopez, March 25, 2011

Gartner does not endorse any vendor, product or service depicted in our research publications, and does not advise technology users to select only those vendors with the highest ratings. Gartner research publications consist of the opinions of Gartner's research organization and should not be construed as statements of fact. Gartner disclaims all warranties, expressed or implied, with respect to this research, including any warranties of merchantability or fitness for a particular purpose.

The Gartner Report(s) described herein, (the “Gartner Report(s)”) represent(s) data, research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. (“Gartner”), and are not representations of fact. Each Gartner Report speaks as of its original publication date (and not as of the date of this Form 10-K) and the opinions expressed in the Gartner Report(s) are subject to change without notice.

Together these trends add to the complexity of enabling business collaboration, and drive business leaders to seek more simple, holistic solutions that are easy-to-use, scalable and cost-effective.

Business Collaboration Solutions of Our Competitors Do Not Adequately Address These Trends

Despite the aforementioned trends, competitors’ solutions still fall short of delivering a seamless real-time collaboration experience. Historically, enterprises deployed separate, independent systems to satisfy their communication needs, deploying a different system for voice, email and video usually from different vendors. This siloed approach to communications presents challenges when trying to enable seamless, real-time collaboration. Earlier solutions attempted to aggregate these disparate systems under a common user interface, but failed to integrate them from the ground up on a common platform. As a result, in our view, these solutions suffer from the following limitations:

Most Collaboration Solutions Today are One-Size-Fits-All and Often Cannot Accommodate Customers’ Specific Needs. Competitors’ collaboration solutions are not designed for the demands of unified communications. Many collaboration vendors see demand for unified communications as an opportunity to sell more of their core products by bundling their products with other communication systems, and loosely tying the systems together with a single interface. The resulting solutions are poorly architected, difficult to deploy and manage and do not deliver a seamless, real-time business collaboration experience. Also, because the solutions are not customized to customers’ specific needs, customers often have to integrate third-party technologies to address communication requirements that are not being met out of the box, adding to the overall complexity and cost of the solution.

Competitors’ Solutions were Built from an Email or Data Networking Focus, Not for Real-Time Collaboration. As organizations become more decentralized and decisions are increasingly made by groups rather than individuals, business users need to be able to collaborate and communicate in real-time while being able to access the information that they need. Many traditional collaboration tools fall short of their promise to enable cross-enterprise cooperation, often simply aggregating different modes of communication around their core competency (email or data) with a single interface to integrate the underlying architectures. As a result, users have a disjointed experience, where the different modes of communication are independent and do not share a common context. For example, an ongoing conversation between people within an enterprise or between an enterprise and its customers that includes emails, phone calls, instant messages and social media occurs over independent and unrelated applications in most competitor environments. As a result, these interactions cannot be seamlessly integrated in real-time or intelligently routed along with the conversation history across various modes and media. The limitations of existing solutions force users to fall back on using the various modes of communication independently, resulting in inefficient interactions and delays in solving complex business problems needing input from multiple constituents.

Traditional Solutions are Closed and Proprietary, Forcing Customers to use a Single Vendor and Abandon Existing IT Investments. Many of our competitors’ collaboration solutions use proprietary, closed architectures, which do not integrate well with those of other vendors. This forces customers to choose a platform that does not offer all the desired features and functionality and makes it difficult to integrate third-party applications to address broader enterprise requirements. As a result, customers often either have to abandon their existing infrastructure investments, or accept unnecessary levels of complexity and costs in order to deploy new infrastructure equipment and/or new applications. In addition, because these solutions employ proprietary architectures, it is difficult for developers to create third-party applications that can support them, giving the customer less flexibility and choice with respect to new functionality that may be introduced.

Limited Consumer Device Support. We believe that because of their proprietary nature, competitors’ solutions do not easily lend themselves to enabling new consumer devices with seamless, real-time collaboration applications. These solutions lack the infrastructure to reliably integrate, support and secure these consumer devices and therefore inhibit the potential benefits these devices can bring to the enterprise.

Most Collaboration Solutions Vendors Lack an In-House Global Services Organization to Support Customers and Partners Through Implementation and Maintenance. Given the complexity of deploying a collaboration solution, many customers require some level of assistance to migrate from their current communications environment and may also require help to integrate the new system with their existing infrastructure and business applications. However, most collaboration vendors lack a full scale in-house services organization or the integration expertise to help customers and partners manage this transition. As a result customers are forced to contract with third-party service providers, adding to the overall cost and complexity of deployment.

High Total Cost of Ownership. Because many traditional solutions employ proprietary architectures, they require a significant investment in new infrastructure and significant customized integration to address communication requirements not met out of the box. In addition, because many of these solutions were not fit-for-purpose, they have loosely integrated systems that are difficult to deploy and manage and often require significant professional services support upfront and ongoing IT costs to manage and maintain. Such traditional solutions require more complex system integration and achieve reliability through the over deployment of equipment rather than the optimization of product. The result is reliability at a higher cost that is more difficult to scale as business needs change.

Addressable Market for Business Collaboration Solutions is Large and Growing

We believe that the trend toward a more mobile workforce and the proliferation of devices and applications creates a significant market opportunity for business collaboration. In addition, we believe that the limitations of traditional collaboration solutions present an opportunity for differentiated vendors to gain market share.

We believe that the business collaboration market includes spending on unified communications, contact center applications and data networking equipment as well as spending on support and maintenance services to implement and support these tools. Industry analysts project that in 2011, these markets will grow to $77 billion of spending in aggregate, with unified communications accounting for $14 billion, contact center accounting for $3 billion, data networking accounting for $25 billion and maintenance, managed and professional services accounting for the remaining $35 billion. All of these markets are impacted positively by the need for enterprises to increase productivity and upgrade their unified communications strategy to a more integrated approach. In response to this need, industry analysts expect that from 2011 through 2014 unified communications, contact center, data networking and maintenance, managed and professional services will grow at CAGRs of 5%, 5%, 4%, 2%, 6% and 8%, respectively.

Our Solutions

We are a leader in business collaboration and communications and are leveraging our leadership to recognize the challenges impacting our industry and innovate around them. We have created next-generation business collaboration solutions that offer an innovative approach, delivering to our customers fit-for-purpose, open solutions that we believe enable them to experience enhanced levels of productivity at a lower total cost of ownership than our competitors. The key benefits of our solutions include:

Innovative Real-Time, Multimedia, Multi-Platform Collaboration Tools that Promote Business Collaboration. Our next-generation business collaboration and communications solutions are designed to provide our customers with the software and infrastructure needed to bring together the right people with the right information at the right time in the right context regardless of the communications technology, devices or location. Our solutions can seamlessly integrate different media, enabling interactions with simultaneous video, voice, instant messaging and content, as well as more efficient and effective business collaboration for real-time decision-making.

Fit-For-Purpose Solutions that Offer an Enhanced User Experience, Productivity Benefits and Lower Total Cost of Ownership. We deliver comprehensive, fit-for-purpose solutions that are designed for the needs of today’s distributed, collaborative workforce, while addressing what we believe are the three key performance challenges for an enterprise-class communications environment: resiliency, efficiency and scalability. Most vendors try to address these demands by layering on more architectures and protocols. In the process, they sacrifice simplicity, flexibility and total cost of ownership. In contrast, our solutions are specifically designed to address these needs, require less hardware and perform better than our competitors.

Open Standards-Based Architecture that Enables Flexible and Extensible Collaboration. Our open standards-based solutions, including Avaya Aura, accommodate customers with multi-vendor environments seeking to leverage their existing investments and supplement what they have with the specific collaboration products and/or services they need, and rapidly create and deploy applications. Providing enterprises with strong integration capabilities gives them the flexibility to take advantage of new collaboration and contact center tools and devices as they are introduced, rather than being confined to a single vendor and having to compromise on functionality. We continue to invest in our developer ecosystem, Avaya DevConnect, which boasted over 16,500 members as of September 30, 2011. This, together with our Agile Communication Environment, or ACE, toolkits, application programming interfaces, or APIs, and integration environments allow businesses to derive unique value from our architecture.

Enterprise-Class Solutions that are Scalable, Secure, Reliable and Backed by Our Award-Winning Services. Our product portfolio has been designed to be highly reliable, secure and scalable and is backed by our award-winning global services. AGS is a leading provider of maintenance services relating to business collaboration and communications solutions, offering services support tools to help our customers monitor, troubleshoot and manage their infrastructure. In addition, AGS delivers managed and professional services, providing the integration expertise necessary to help customers migrate from their current communications environment to next-generation business collaboration and communications environments.

Centralized Application Integration and Management that Makes it Easier to Integrate, Deploy and Manage. Our solutions provide enterprises with the ability to perform integration and management tasks as part of a central service rather than from individual platforms, reducing the amount of time required to perform integration activities and to support and manage unified communications services. Enterprises also can make changes to unified communications services, which can be automatically populated and published throughout the environment, speeding up deployment of new services, infrastructure or unified communications applications.

By implementing our solutions, we believe customers benefit from:

•	improved productivity, efficiency and decision-making of business users;

•	an easy-to-use and flexible solution that enables seamless communication across multiple modes and devices in real-time;

•	enterprise-class reliability, scalability and security backed by our award-winning global in-house services organization;

•	lower total cost of ownership; and

•	closer and more targeted communication with their customers.

Our Competitive Strengths

In addition to the strengths of our solutions, we believe the following competitive strengths position us well to capitalize on the opportunities created by the market trends affecting our industry.

Leading Position Across Our Key End Markets. We are a leader in business collaboration and communications, with leading market share5 in worldwide unified communications5, contact center infrastructure6, voice maintenance services7 and enterprise messaging8, and a position in the Leader’s quadrant in each of Gartner’s Magic Quadrants for Corporate Telephony, Unified Communications and Contact Center Infrastructure.9 We believe that our market leadership and our incumbent position within our customer base will better enable us to cross-sell to existing customers and win new customers.

Large, Diverse and Global Customer Installed Base. Our solutions address the needs of a diverse range of customers from large multinational enterprises to small- and medium-sized businesses in a number of industries, including financial services, manufacturing, retail, transportation, energy, media and communications, health care, education and government. As of September 30, 2011, we had over 400,000 total customers, including more than 90% of the Fortune 500 companies and one million customer locations worldwide. We have thousands of direct customers and no end-user customers represented more than two percent of our revenue for the year ended September 30, 2011. In addition, many of our largest enterprise customers have been buying from us for over 10 years. We believe our large and diverse customer base provides us with recurring revenue and a continuing growth opportunity to further expand within our customer base.

History of Innovation with Large Pipeline of New Products and Differentiated Approach to Commercialization. We continue to innovate rapidly, expanding on our technical heritage from Bell Labs. As of September 30, 2011, we had approximately 5,600 patents and pending patent applications, including foreign counterparts. Our patents and pending patent applications cover a wide range of products and services involving a variety of technologies, including, but not limited to, unified communications (including video, social media, telephony and messaging), contact centers, wireless communications and data networking. Since the beginning of fiscal year 2010, we have introduced more than 70 new offerings across our portfolio, the largest product pipeline in our history. In March 2009, we introduced Avaya Aura, our SIP-based software suite that brings together voice, video and data into a single, integrated communications and collaboration platform that provides a simple means of connecting legacy, multi-vendor systems to new open standards SIP-based applications. In July 2010, we introduced Avaya Aura Contact Center, which forms the core of our SIP contact center technology, enabling multi-channel integration of social media, email, instant messaging and video applications. We introduced the Avaya Flare Experience in September 2010, demonstrating how simple and elegant communications can be and in November 2010 we introduced Avaya Virtual Enterprise Network Architecture, or Avaya VENA, an end-to-end virtualization strategy and architecture that will help simplify data center and campus networking. In order to accelerate the commercialization of innovation, we have modeled our Emerging Products and Technology team after smaller, entrepreneurial start-ups, leveraging our Avaya Labs research team and innovating together with our customers, understanding their challenges and collaborating on their visions. We believe that this approach to commercialization results in new products with broad appeal and accelerates the timeline for development and adoption.

[5]	Dell’Oro Group, Enterprise Telephony Report, 2Q11, August, 2011.
[6]	Gartner Inc., Market Share, Contact Center: Worldwide, 2010, Drew Kraus, May, 2011. Gartner ranks Avaya the leader in Contact Center Agent End-User Revenue by Manufacturer, Worldwide in 2010
[7]	IntelliCom Analytics, Services Market Dashboard, Q2 2011 Global Lifecycle Services Market Workbook, September, 2011.
[8]	T3i Group, InfoTrack for Converged Applications, Full Year 2010, Messaging, April, 2011.
[9]	Gartner Magic Quadrants
•	Gartner Magic Quadrant for Corporate Telephony, Jay Lassman,et al, September, 2011.
•	Gartner Magic Quadrant for Unified Communications, Bern Elliot et al, August 2011.
•	Gartner Magic Quadrant for Contact Center Infrastructure, Worldwide, Drew Kraus, et al, June 2011.

Gartner does not endorse any vendor, product or service depicted in our research publications, and does not advise technology users to select only those vendors with the highest ratings. Gartner research publications consist of the opinions of Gartner's research organization and should not be construed as statements of fact. Gartner disclaims all warranties, expressed or implied, with respect to this research, including any warranties of merchantability or fitness for a particular purpose.

The Gartner Report(s) described herein, (the "Gartner Report(s)") represent(s) data, research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. ("Gartner"), and are not representations of fact. Each Gartner Report speaks as of its original publication date (and not as of the date of this Form 10-K) and the opinions expressed in the Gartner Report(s) are subject to change without notice.

Flexible Go-to-Market Strategy Expands Reach of Our Products and Services. We sell our solutions both directly and through an indirect sales channel, tailoring our go-to-market strategy to our target markets. Our indirect sales channel is comprised of an extensive network of alliance partners, distributors, dealers, value-added resellers, telecommunications service providers and system integrators that allows us to reach customers across industries and globally. We have an extensive set of vertical specific solutions ranging from industries such as Finance/Insurance, Healthcare, Hospitality, Manufacturing and Retail. As of September 30, 2011, we had approximately 9,100 channel partners worldwide. Our indirect sales channel represented approximately 76% and 71% of our product revenues for the fiscal year ended September 30, 2011 and 2010, respectively. With the acquisition of NES, we significantly expanded our channel coverage and deepened our vertical expertise.

Global End-to-End Services Capability Provides Large Recurring Revenue Stream. AGS provides us with a key advantage over many of our competitors whose customers must contract with third-party service providers, adding to the overall cost and complexity of the deployment of their solutions. Our worldwide services-delivery infrastructure and services tools help customers address their critical business collaboration and communications needs from initial planning and design through implementation, monitoring and ongoing maintenance. Contracts for support services typically have terms that range from one to five years, and contracts for operations services typically have terms that range from one to seven years. The U.S. accounted for approximately 63% of our support revenue, with contract renewal rates of more than 80%. We generated 46% of our revenues for the fiscal year ended September 30, 2011 from services. As such, our services relationships have provided us with a large recurring revenue base and significant visibility into our customers’ future collaboration needs.

Experienced Management Team with Track Record of Execution. We have an experienced team of senior executives with diverse and complementary backgrounds that combine extensive knowledge of the communications industry. During their service at our company and past service at other leading enterprises, our management team has demonstrated an ability to identify critical trends in the technology and communications sectors and develop a comprehensive strategic vision to enable businesses to capitalize on those trends.

Our Growth Strategy

We believe we are well-positioned for growth worldwide and have a multi-faceted strategy that builds upon our brand, strong client relationships and ability to continue to be on the cutting edge of innovation. Our vision is to be the preeminent provider of business collaboration solutions with a commitment to open standards and innovative products, services and solutions. Key elements of our strategy include:

Leverage our Leading Market Positions to Drive the Adoption of our Next-Generation Collaboration Solutions. We believe that our market leadership, global scale and extensive customer interaction creates a strong platform from which to drive and shape the evolution of enterprise communications toward greater business collaboration. Our track record with our customers gives us the credibility that we believe provides us with a competitive advantage in helping them cope with this evolution. Additionally, extensive interaction with our large, global and diversified customer base helps us gain greater insight into market needs, which we incorporated into the design of Avaya Aura, the Avaya Flare Experience, Avaya ACE and our other new products. This insight will continue to help shape our product roadmap into the future.

Capture Additional Market Share Across our Portfolio of Products and Services. While we have leading market presence in the majority of the markets we serve, most of our markets still have numerous competitors of varying size. Changes in business communications needs will challenge many of these competitors to innovate and allow us to gain share with our broader portfolio of products and services. We also believe that scale and service capability become increasingly important as the complexity and importance of communications grows within the enterprise. As potential customers look to migrate to our solutions, our open architecture can integrate with competitor systems and provide a path for gradual transition while still achieving cost savings and improved functionality. Additionally, we believe the market for data networking will be $25 billion in 2011. While we believe our data products are best-in-class, we still have a modest market presence in data and believe our new product offerings can solve important customer needs around efficiency and resiliency, and offer a compelling value proposition to both our large installed base and new customers. We also believe there is significant opportunity to sell maintenance contracts to customers acquired in the NES acquisition. This effort began in the third quarter of fiscal year 2010 and is expected to contribute to growth in the maintenance coverage for our installed base.

Expand Margins and Profitability. We are focused on driving profitable growth worldwide and have multiple initiatives to increase our profit margins, including expanding gross margins and reducing operating expenses. From 2007 to September 2011 we increased our gross margins, excluding the amortization of technology intangible assets and the impact of purchase accounting adjustments, from 47 % to 52% and we are pursuing the following gross margin initiatives to further expand our gross margins:

•	driving lower material cost through our increased scale as a result of the NES transaction, improved supplier mix and increased component commonality;

•	greater use of low cost regions for supplier sourcing, contract manufacturing and provisioning of some support services;

•	optimizing design of products to drive material and supply chain efficiencies;

•	increasing the percentage of our revenue represented by higher-margin software; and

•	generating service productivity improvements through methodology and diagnostic tools as well as promoting greater web-based self-service tools.

We also have the following initiatives to reduce operating expenses as a percentage of revenues:

•

cost savings initiatives associated with the NES integration and other restructuring activities including exiting facilities and reducing the workforce or relocating positions to lower cost geographies have generated significant cost savings and we expect further cost savings to be generated;

•	achieving greater economies of scale thus reducing general and administrative expense as a percentage of revenues; and

•	sales productivity improvements and distribution channel optimization.

Taken as a whole, we expect to be able to achieve increased adjusted gross margins and reduced operating expenses as a percentage of revenues, thus driving increased profit margins.

Continue to Develop Innovative Products and Services Around our Next-Generation Business Collaboration Solutions to Drive Revenue Growth and Shorter Sales Cycle. We intend to extend our industry-leading position through continued focus on product innovation and substantial investment in research and development for new products and services. Evidence of this focus is our more than 70 new product offerings since the beginning of fiscal year 2010. Examples include: the Avaya Flare Experience, Avaya web.alive, Avaya Aura 6.0, Avaya Aura Contact Center, Avaya IP Office 7.0, Avaya Video Conferencing Solution, Avaya ACE, Avaya VENA and Avaya Partner-Enabled Managed Services. We believe our ability to innovate is advanced by feedback gathered from our extensive customer relationships and our customer focus. We have been recognized by third-party industry analysts for our customer service and support three years in a row. We believe this customer focus allows us to better meet our customers’ needs and anticipate market demand. In addition, we plan to continue to make investments across the portfolio to create enhancements and breakthroughs in a number of key areas, which we believe will encourage customers to upgrade their solutions more frequently to take advantage of our ongoing product innovation and to deploy our user experience across an array of Avaya and third-party endpoints. For example, we intend to expand our market leading Avaya Flare Experience onto non-Avaya hardware platforms and operating systems such as the Apple iPad and Windows-based personal computers, or PCs. We also plan to continue to embrace the opportunity presented by cloud computing, endorsing a model that allows enterprises to benefit from deploying applications both on premise and in the cloud. We will seek new ways to leverage the Virtual Desktop Integration, or VDI, trend to securely deliver business collaboration to users.

Continue to Invest in and Expand our Sales and Distribution Capabilities to Attack New Markets and Better Penetrate Existing Markets. Our flexible go-to-market strategy, which consists of both a direct sales force and approximately 9,100 channel partners (as of September 30, 2011), allows us to reach customers across industries and around the globe while allowing them to interact with Avaya in a way that fits their organization. We intend to continue investing in our channel partners and sales force to optimize their market focus, improve segmentation, enter new geographies and provide our channel partners with compelling business incentives and discounts, along with training, marketing programs, and technical support through our Avaya Connect program. We also plan to leverage our sales and distribution channels to accelerate customer adoption and generate an increasing percentage of our revenue from our new high-value software solutions and user experience-centric applications.

Pursue Strategic Relationships, Alliances and Acquisitions. Continuing to establish relationships and alliances and selectively acquiring capability-enhancing businesses will play key roles in our growth strategy going forward. We believe we have one of the largest communications-focused developer and technology partner ecosystems. This is evidenced by the Avaya DevConnect program, which promotes the development, compliance-testing and co-marketing of innovative third-party products that are compatible with Avaya’s standards-based solutions, and has more than 16,500 registered companies as of September 30, 2011. We also maintain key relationships with large technology vendors such as International Business Machines Corporation or IBM, HP, and Microsoft Corporation or Microsoft. Additionally, we will continue to make acquisitions when we find opportunities with compelling strategic and financial rationales. Our acquisition and integration of NES is an example of our success with this strategy.

Retain, Recruit and Develop Talent Globally. We are focused on developing a workforce that has both exceptional technical capabilities and the leadership skills that are required to support our technological and geographical growth. Building and nurturing a committed, diverse and engaged workforce with the highest levels of ethics and integrity is at the heart of our strategy, as evidenced by our selection as one of the World’s Most Ethical Companies by the Ethisphere™ institute in 2011 for the fifth consecutive year. We have dramatically reshaped our workforce throughout our entire organization and have an executive team with significant experience in operating leading technology companies. Our transformation to being the leader in business collaboration will be fueled by developing new workforce capabilities and building upon our talented team in place today.

Our Products

Our product portfolio spans a broad range of unified communications, collaboration, customer service, video and data products designed to meet the diverse needs of small and mid-size businesses, as well as large enterprises. The majority of our portfolio comprises software products that reside on either a client or server. Client software resides on both our own and third-party devices, including desk phones, tablets, desktop PCs and mobile phones. Server-side software controls communication and collaboration for the enterprise, and delivers rich value-added applications such as messaging, telephony, voice, video and web conferencing, mobility and customer service. Hardware includes a broad range of desk phones, servers and gateways and LAN/WAN switching wireless access points and gateways. Highlights of our portfolio include:

Avaya Aura

At the core of our next-generation collaboration solutions is Avaya Aura, our SIP-based software suite of collaboration applications, including voice, video, messaging, presence, web applications and more. Avaya Aura is part of our infrastructure solutions portfolio. The Avaya Aura architecture simplifies complex communications networks and reduces infrastructure costs. Using this architecture, organizations are able to rapidly and cost-effectively deploy applications from a centralized data center to users regardless of the device they are using or the network to which they are connected. Avaya Aura provides a simple means of connecting legacy, multi-vendor systems to new open standards SIP-based applications, helping enterprises to reduce costs and increase user productivity and choice simultaneously. We believe Avaya Aura is one of the most reliable, secure and comprehensive offerings in the industry and that our commitment to open, standards-based solutions helps provide our customers with the flexibility to be more efficient and successful.

At the heart of Avaya Aura is Session Manager, which provides multimedia communications control and management. Multi-vendor voice, video and data communications can all be managed and controlled from one centralized software platform. Avaya Aura uses virtualization technology across all applications to reduce the physical number of servers relative to existing offerings, reducing total cost of ownership for medium sized and large enterprises alike. Avaya Aura allows business users to work from any location, on any device, by providing collaboration and communication capabilities on a broad variety of operating systems, devices, desktop, laptop and tablet computers, smart phones, mobile devices and dedicated deskphones.

Highlights of the Avaya Aura portfolio include the following:

•	Avaya Aura Messaging, an application which enables migration from traditional voice messaging systems to SIP-based multimedia messaging with enterprise-class features, scalability and reliability.

•

Avaya Aura Presence Services, an application which provides contextual information and availability from across multiple devices and applications to users, delivering a richer collaboration experience. These capabilities are leveraged across the entire spectrum of communications applications, ranging from voice calls and instant messaging to customer services and business processes.

•

Avaya Aura Conferencing, which offers a rich set of scalable conferencing configurations and delivers audio conferencing, web conferencing, document-based collaboration and video-enabled web conferencing while letting users leverage familiar desktop applications and interfaces for increased conference control.

•

Avaya Aura Video Conferencing solutions, a wide suite of high-definition, low-bandwidth, SIP-based video endpoints combined with software applications to enable rich video conferencing to serve individual desktop users and small workgroups as well as large conference rooms.

•

Avaya Aura supports communications and collaboration endpoints including telephones, speaker phones, personal video collaboration devices and client software designed to provide enterprise class communications and the Avaya Flare Experience on our own devices as well as laptops, smartphones and tablets.

Avaya Flare Experience

In September 2010, we unveiled the Avaya Flare Experience, a real-time, enterprise video communications and collaboration solution. The Avaya Flare Experience is part of our Unified Communication Applications or UC Applications solutions portfolio and helps break down the barriers between today’s communications and collaboration tools with a distinctive user interface for quick, easy access to voice and video, social media, presence and instant messaging and audio/video/web conferencing, a consolidated view of multiple directories, context history and more.

The Avaya Flare Experience features a central spotlight that highlights active or in-progress collaboration sessions. Initiating a communication session is as easy as moving one or more contacts from the directory into the spotlight. For text messages, a pop-up keyboard appears when a user taps a text-based icon under a contact’s photo. The Avaya Flare Experience combines contacts from multiple sources into a single “fan,” synchronizes email/calendars with Microsoft ActiveSync and integrates collaboration activity into a common interaction history, providing context to any session. We believe these capabilities deliver a simpler, more compelling experience to end-users using video, voice and text.

Currently, the Avaya Flare Experience runs on the Avaya Desktop Video Device, an Android-based, video-enabled desktop collaboration endpoint for executive desktops or power communicators that can also perform as a customer kiosk. We are adapting the Avaya Flare software for other devices and operating systems such as the Apple iPad and Google Android tablets, Windows laptops and other consumer device classes and platforms. Overall, we believe our software-centric solutions are helping to enable customers to be more productive and compete more effectively by changing the way users collaborate.

Avaya Agile Communication Environment (ACE)

Avaya ACE is a multi-vendor application enablement framework that allows developers to integrate communications and collaboration applications into other business applications (such as CRM, ERP, BPM and social application frameworks). Avaya ACE is part of our infrastructure solutions portfolio and includes pre-packaged applications (such as integrations with mobile devices, click to call from web-based applications and real-time response applications to streamline time-dependent business processes), SOA-oriented web services and toolkits to enable rapid development of custom applications, which helps reduce costs and increase flexibility for enterprises. Programmers with limited communications expertise can readily embed real-time communications in business applications and workflows, expanding both the ability and opportunity to use Avaya collaboration capabilities. Avaya ACE provides a versatile platform for the members of DevConnect to build applications.

Avaya IP Office

Avaya IP Office is our award-winning global flagship Small and Medium Enterprises, or SME communications, solution specially designed to meet communications challenges facing small and medium enterprises. Avaya IP Office is part of our infrastructure solutions portfolio. IP Office provides solutions that help simplify processes and streamline information exchange within systems. Communications capabilities can be added as needed, and IP Office connects to both traditional and the latest IP lines—to give growing companies flexibility and the ability to retain and leverage their existing investment. We recently unveiled the latest version of our communications solution for this market—Avaya IP Office 7.0—which we believe will drive improved savings, user experiences and collaboration for a new generation of entrepreneurs, early-stage companies and mid-size firms.

Avaya Contact Centers

We have been a leader in the contact center market since our founding over a decade ago with our Avaya Call Center Elite solution, and have recently significantly expanded beyond our large call center origins. We have developed a highly reliable, scalable, communications-centric applications suite focused on enabling companies to optimize sales and service delivery across their entire value chain from small and medium businesses to large, global enterprises. Our Avaya Aura Contact Center, a SIP-based multimedia solution that forms the core of our SIP contact center application solutions portfolio, leverages session management to create a single integrated customer queue, regardless of the type of media or modality, including voice, video, email, chat or social media, and delivers a highly personalized customer experience. The tight integration of our contact center applications with Avaya Aura has allowed us to change the nature of a contact center from the previous approach of routing customers to agents and self-service applications, often with a loss of customer information or context, to a model where we use session management to bring customer service people and applications from around the enterprise to the customer. We believe this leads to a much better customer experience than traditionally seen, where customers are transferred around the enterprise and asked frequently to re-confirm their identity and other personal information. The capabilities of our contact center solutions include:

•

Assisted and Automated Experience Management, which provides intelligent routing of voice and multimedia contacts and a variety of applications for customer service agents, as well as outbound and self-service applications to manage collaboration and workflow between an enterprise and its customers;

•	Workforce Optimization, which includes call recording, quality monitoring and workforce management applications; and

•

Performance Management, which provides contact center reporting, analytics and operations performance management solutions, as well as agent performance management and scheduling to ensure optimal use of resources and improve customer satisfaction.

We believe these capabilities are imperative given the industry trends identified above, including, but not limited to, the adoption of social media, smartphones and cloud-based applications. For example, our solutions are designed to allow a social network post to be picked up by the enterprise, combined with intelligence about account history and previous conversations, and finished in an audio or video call from the customer’s browser to the contact center. This solution enables agents to respond to their customers’ feedback in a highly personal and efficient manner. This ability to meet a customer’s need, in the manner that is relevant to that customer at any given time, is critical to our customers’ success. Providing this type of multi-modal, multi-channel customer experience management capability allows us to deliver a unique experience for our customers’ end clients.

Avaya web.alive

Avaya web.alive is a unique online, immersive conferencing and social collaboration environment that lets users collaborate as though they were face to face. Avaya web.alive is part of our UC Applications solutions portfolio and replicates real life interactions using personalized avatars, which users control to navigate through an online, three-dimensional environment, with the ability to talk, chat, share, collaborate and present in real-time. Key to the experience is Avaya web.alive’s spatial audio technology, which lets participants talk interactively and hear each other based on their relative position and distance, creating a more realistic and natural experience than traditional conference calls. A cloud-based solution requiring only a web browser plug-in, the product allows collaboration between users from any browser, inside or outside of the enterprise. The service can be purchased with standard templated environments through e-commerce and automatically provisioned, or customized environments can be created for larger customers. Avaya web.alive has been used in various business use cases, including training, e-commerce, product launches and virtual tradeshows.

Avaya Networking

In support of our data communications strategy, our data networking product portfolio is designed to address and surpass competitors’ products with respect to three key requirements: resiliency, efficiency and performance.

Our data networking portfolio is complementary to our business collaboration, unified communications and contact center portfolios based on the Avaya Aura architecture. We believe that customers today benefit from end-to-end solution design, testing and support. Over time we expect customers to benefit from development work in integrated provisioning, system management, quality of experience and bandwidth utilization.

Our data networking portfolio includes:

•	Ethernet Switching—a range of Local Area Network switches for data center, core, edge and branch applications;

•	Unified Branch—a range of routers and Virtual Private Network appliances that provide a secure connection for branches;

•	Wireless Networking—a cost-effective and scalable solution enabling enterprises to deploy wireless coverage;

•	Access Control—solutions that provide policy decision to enforce role-based access control to the network;

•	Unified Management—providing support for data and voice networks by simplifying the requirements associated across functional areas; and

•

Avaya VENA—an end-to-end virtualization strategy and architecture that helps simplify data center and campus networking and optimizes business applications and service deployments in and between data centers and campuses, while helping to reduce costs and improve time to service.

We sell our portfolio of data networking products globally into enterprises of all types, with particular strength in healthcare, education, hospitality, financial services and local and state government.

Our Technology

We believe that technology enhances the way in which people collaborate. At Avaya, we work with customers, industry groups and technical bodies to foster innovation. Across our portfolio we leverage critical technology to our customers’ advantage. Avaya is a leading innovator in leveraging the use of SIP for business collaboration. This open-standard based protocol shifts communications from having to coordinate multiple, independent media and communications systems, as was the case in legacy communications environments, toward session management based environments, where multiple media and resources can flexibly be brought into a fully-integrated, session-based interaction. This fundamental difference supports more fluid, effective and persistent collaboration across multiple media and modes of communications.

Centralized SIP-Based Architecture

At the core of our architecture, SIP based Avaya Aura Session Manager centralizes communications control and application integration. Session Manager orchestrates a wide array of communication and collaboration applications and systems by decoupling them from the network. Applications can be deployed to individual users based on their need, rather than by where they work or the capabilities of the system to which they are connected. Session Manager instantly reduces complexity and provides the foundation for broader unified communications and collaboration strategies.

Unique SIP-Based Experiences

The Avaya Flare Experience leverages Avaya Aura and its session control and management, presence, unified communications features and services, application creation and enablement capabilities. Social network interfaces to services, such as Facebook, allow for integrated directories across platforms. Users can access Microsoft Exchange services such as e-mail, contacts and calendar, directly from a user’s contact card and, via the Avaya Aura Presence Services, can exchange instant message and presence information with Microsoft Lync users (i.e., Microsoft Communicator clients). Point-to-point video calls do not require a separate video conferencing server, and multi-party conferencing is enabled by Avaya Aura Conferencing.

Redefining the Customer Experience

Avaya Aura Contact Center is a SIP-based multimedia solution that contextually assigns inbound and outbound voice and multimedia contacts (e-mail, voice mail, Web chat, text messaging/ Short Message Service, video, fax and Social Media contacts) through an integrated, session-based queue. Contacts can be routed to the same agent who previously handled the customer, providing personalized service. At the agent desktop, a context-sensitive user interface facilitates agent transition between media types, and enables collaboration with customers, other agents, supervisors and experts. Advanced skill-based routing ensures individual contact treatment and connects customers with the agents who are the most qualified to serve them, locally or across a network.

Additional Technologies

In addition to SIP, we use technologies including:

•

SIP/SIMPLE and XMP: the Avaya Aura Presence Services collects, publishes, aggregates and federates using SIP/SIMPLE and XMPP standards, providing interoperability with systems from other vendors, including but not limited to Microsoft, IBM and Google;

•

Service Oriented Architecture, or SOA, oriented web services, including SOAP, REST and WSDL, are used extensively in Avaya ACE, leveraging open, extensible standards and protocols to facilitate rapid deployment and deliver customer choice;

•	Operating System, or OS, Support: our software applications run on a broad range of operating systems including, but not limited to, Microsoft Windows, Apple MAC OS, Google Android and RIM Blackberry;

•

Virtualization Technology is used in our core Avaya Aura portfolio to reduce the physical server footprint using hypervisor technology to run multiple applications concurrently on a single physical platform; and

•

Resilient data networking: our data portfolio provides highly resilient IPv4 and IPv6 routing services, with redundant hardware components, forwarding and restart capabilities that minimize interruptions, including one of the industry’s few sub second failover capabilities.

Our Services

AGS evaluates, plans, designs, implements, supports, manages and optimizes enterprise communications networks to help customers achieve enhanced business results both directly and through partners. Our award-winning portfolio of services includes product support, integration and professional and managed services that enable customers to optimize and manage their converged communications networks worldwide and achieve enhanced business results. AGS is supported by patented design and management tools and network operations and technical support centers around the world.

The portfolio of AGS services includes:

•

Avaya Client Services—We monitor and improve customers’ communications network performance, helping to ensure network availability and keeping communications networks current with the latest software releases. This includes our managed and operations services in which we manage complex multi-vendor, multi-technology networks, help optimize network performance and manage customers’ communications environments and related assets.

•

Professional Services—Our planning, design and integration specialists and communications consultants provide solutions that help reduce costs and enhance business agility. We also provide vertical solutions designed to leverage existing product environments, contact centers and unified communications networks.

Avaya Client Services contracts tend to be longer term in nature. For example, contracts for support services typically have terms that range from one to five years. Contracts for operations services typically have terms that range from one to seven years.

Alliances

We have formed alliances with companies where we can improve our offerings to customers through collaboration. Our alliances can take different forms, including those intended, among other things, to extend our market reach through the use of complementary technologies, to develop new products or enhance existing ones, and to exchange technology. Our go to market alliances enable us to support large multinational unified communications, contact center and networking customers on a global basis. We jointly package our products and services and integrate applications to execute our market penetration strategy. Each of the alliance partners has resources certified in the Avaya solutions portfolios extending our global sales, implementation and support capabilities. We currently have alliances with IBM, HP, AT&T, Verizon and British Telecom, among others.

Avaya DevConnect

The Avaya DevConnect program is designed to promote the development, compliance-testing and co-marketing of innovative third-party products that are compatible with Avaya’s standards-based solutions. Member organizations have expertise in a broad range of technologies, including IP telephony, contact center and unified communications applications.

As of September 30, 2011, more than 16,500 companies have registered with the program, including more than 400 companies operating at a higher level of program membership that are eligible to submit their products or services for compatibility testing by the Avaya Solution Interoperability and Test Lab.

Avaya Test Lab engineers work in concert with each submitting member company to develop comprehensive test plans for each application to validate the product integrations.

Customers; Sales, Partners and Distribution

Customers

Our customer base is diverse, ranging in size from small businesses employing a few employees to large government agencies and multinational companies with over 100,000 employees. As of September 30, 2011, we had over 400,000 customers, including more than 90% of the Fortune 500 companies and one million customer locations worldwide. Our customers operate in a broad range of industries, including financial services, manufacturing, retail, transportation, energy, media and communications, health care, education and government, and include, among others, Morgan Stanley & Co. LLC, Progressive Casualty Insurance Company, Whirlpool Corporation, HP, Home Depot, Inc., United Air Lines, Inc., Marriott International, Inc., the Blue Cross and Blue Shield Association, Australia National University and the FDIC. We employ a flexible go-to-market strategy with direct and indirect presence in over 160 countries. As of September 30, 2011, we had approximately 9,100 channel partners and for fiscal year 2011, our product revenue from indirect sales represented approximately 76% of our total product revenue.

No single customer represented more than 10% of our revenue for the years ended September 30, 2011, 2010 and 2009. For customer geographic information, please see Note 15, “Reportable Segments,” to our audited consolidated financial statements located elsewhere in this Form 10-K.

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

The Avaya sales organization is globally deployed with direct and indirect (e.g., channel partner) presence in over 160 countries. We continue to focus on efficient deployment of Avaya sales resources, both directly and indirectly, for maximum market penetration and global growth. Our investment in our sales organization includes training curricula to support the evolution of our sales strategy toward a solutions-based sales process targeted at helping businesses reduce costs, lower risk and grow their revenues. The program includes sales process, skills and solutions curricula for all roles within our sales organization.

Avaya Connect

As of September 30, 2011, there were approximately 9,100 channel partners that serve our customers worldwide through Avaya Connect, our business partner program. Through the use of certifications, the program positions partners to sell, implement and maintain our communications systems, applications and services. Avaya Connect offers clearly defined partner categories with financial, technical, sales and marketing benefits that grow in parallel with levels of certification. We support partners in the program by providing a portfolio of industry-leading solutions in addition to sales, marketing and technical support. Although the terms of individual channel partner agreements may deviate from our standard program terms, our standard program agreements for resellers generally provide for a term of one year with automatic renewal for successive one year terms and may be terminated by either party for convenience upon 30 days’ prior notice and our standard program agreements for distributors may be terminated by either party for convenience upon 90 days’ prior notice. Our partner agreements generally provide for responsibilities, conduct, order and delivery, pricing and payment, and include customary indemnification, warranty and other similar provisions. No single channel partner represents more than 10% of our revenue for the years ended September 30, 2011, 2010 and 2009.

Research and Development

We make substantial investments in research and development to develop new systems, services and software in support of business collaboration, including, but not limited to, converged communications systems, communications applications, multimedia contact center innovations, collaboration tools, messaging applications, speech enabled applications, business infrastructure and architectures, converged mobility systems, hosted offerings, web services, communications-enabled business processes and applications, data networks and services for our customers. In addition, in 2009 we created an Emerging Products and Technology team, which includes Avaya Labs research and as of September 30, 2011 has over 260 people working in an entrepreneurial team focused on accelerating the commercialization of innovation.

We invested $461 million and $407 million for the years ended September 30, 2011 and 2010, respectively, on research and development. Customer-sponsored research and development activities that we have conducted have not been material.

Manufacturing and Suppliers

We have outsourced substantially all of our manufacturing operations to several electronic manufacturing services or EMS providers. Our EMS providers produce the vast majority of our products in facilities located in China, with other products produced in facilities located in Israel, Mexico, Malaysia, Taiwan, Germany, Indonesia, the United Kingdom and the U.S. All manufacturing of our products is performed in accordance with detailed specifications and product designs furnished or approved by us and is subject to rigorous quality control standards. We periodically review our product manufacturing operations and consider changes we believe may be necessary or appropriate. We also purchase certain hardware components and license certain software components from third-party original equipment manufacturers or OEMs and resell them both under the Avaya brand and, in some cases, under the brand of the OEMs.

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

Competition

We compete against providers of both traditional enterprise voice communications solutions as well as providers of technology related to business collaboration and contact center solutions. For example, we compete with Alcatel-Lucent, Genesys Telecommunications Laboratories, Inc., or Genesys, Aspect Software, Inc., or Aspect, Brocade Communications Systems, Inc., or Brocade, Cisco Systems, Inc., or Cisco, Juniper Networks, Inc., or Juniper, Microsoft, NEC Corporation, or NEC, and Siemens Enterprise Communications Group, or SEN. Our

video conferencing solutions both partner and compete with solutions offered by Polycom Inc., TANDBERG (now Cisco) and LifeSize (now a division of Logitech International S.A.). We also face competition in the small and medium enterprise market from many competitors, including Cisco, Alcatel-Lucent, NEC, Matsushita Electric Corporation of America, or Panasonic, and Mitel Networks Corp., or Mitel, although the market for these products is more fragmented. We face competition in certain geographies with companies that have a particular strength and focus in these regions, such as Huawei Technologies Co., Ltd, or Huawei, in China and Intelbras S.A., or Intelbras, in Latin America. While we believe our global, in-house end-to-end services organization provides us with a competitive advantage, it faces competition from companies like those above offering services, either directly or indirectly through their channel partners, with respect to their own product offerings, as well as many value-added resellers, consulting and systems integration firms and network service providers.

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

Technological developments and consolidation within the industry, as well as changes in the solutions that we offer, result in frequent changes to our group of competitors. The principal competitive factors applicable to our solutions include:

•	product features, performance and reliability;

•	customer service and technical support;

•	relationships with distributors, value-added resellers and systems integrators;

•	an installed base of similar or related products;

•	relationships with buyers and decision makers;

•	price;

•	the relative financial condition of competitors;

•	brand recognition;

•

the ability to integrate various products into a customer’s existing environment, including the ability of a provider’s products to interoperate with other providers’ business collaboration products; and

•	the ability to be among the first to introduce new products and services.

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

Patents, Trademarks and Other Intellectual Property

We own a significant number of patents important to our business and we expect to continue to file new applications to protect our research and development investments in new products and services across all areas of the business. As of September 30, 2011, we had approximately 5,600 patents and pending patent applications, including foreign counterpart patents and foreign applications. Our patents and pending patent applications cover a wide range of products and services involving a variety of technologies, including, but not limited to, unified communications (including video, social media, telephony and messaging), contact centers, wireless communications and data networking. The duration of our patents is determined by the laws of the country of issuance and for U.S. patents may be 17 years from the date of issuance of the patent or 20 years from the date of its filing, depending upon when the patent application was filed. In addition, we hold numerous trademarks, both in the U.S. and in other countries.

Our intellectual property holdings include those assigned to us by Lucent Technologies (now Alcatel-Lucent) at Avaya’s inception, which included a number of patents, trademarks, copyrights, trade secrets and other intellectual property directly related to and important to our business. Lucent and its subsidiaries also granted certain rights and licenses to specified patents, trademarks, copyrights, trade secrets and other intellectual property needed for the manufacture, use and sale of our products. Rights to these patents were granted through a cross license entered into with Lucent. In addition, Lucent conveyed to Avaya numerous licenses and sublicenses under patents of third parties.

We will obtain patents and other intellectual property rights used in connection with our business when practicable and appropriate. Historically, we have done so organically or through commercial relationships as well as in connection with acquisitions, including the acquisition of NES. For example, in the acquisition of NES, we acquired over 800 patents and patent applications and were licensed a significant number of patents, trademarks, copyrights, trade secrets and other intellectual property.

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

Backlog

Our backlog for product sales generated, which represents the aggregate of the sales price of orders received from customers, but not yet recognized as revenue, was $149 million, $185 million, and $141 million on September 30, 2011, 2010 and 2009, respectively. However, all orders are subject to possible rescheduling by customers. Although we believe that the orders included in the backlog are firm, some orders may be cancelled by the customer without penalty, and we may elect to permit cancellation of orders without penalty where management believes it is in our best interests to do so. We do not believe that our backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.

Employees

As of September 30, 2011, we employed 18,588 employees, of which 18,422 were full-time employees (16,324 were management and non-represented employees and 2,098 were represented employees covered by collective bargaining agreements) and 166 were part-time employees (126 were management and non-represented employees and 40 were represented employees covered by collective bargaining agreements).

Of the 2,138 full-time and part-time employees covered by collective bargaining agreements as of September 30, 2011, 1,018 employees are covered by collective bargaining agreements in the U.S.

In the U.S., our current three-year agreements with the Communications Workers of America and the International Brotherhood of Electrical Workers have recently been extended and will expire on June 7, 2014.

Environmental, Health and Safety Matters

We are subject to a wide range of governmental requirements relating to employee safety and health and environmental protection, including (a) certain provisions of environmental laws governing the cleanup of soil and groundwater contamination, (b) various state, federal and international laws and regulations governing the design, disposal and materials composition of our products, including those restricting the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling and disposal of certain products, and (c) various employee safety and health regulations that are imposed in various countries within which we operate. For example, we are currently involved in several remediations at currently or formerly owned or leased sites, which we do not believe will have a material impact on our business or results of operation. Please see “Risk Factors—Risks Associated with Our Business—We may be adversely affected by environmental, health and safety, laws, regulations, costs and other liabilities” for a discussion of the potential impact such governmental requirements may have on our business.”

Sustainability at Avaya

We have developed a sustainability program supported by an Environmental Steering Committee, which is a cross-functional team that oversees the Avaya-wide sustainability work by providing supervision, direction, guidance, objectives and targets. We recognize that climate change is an issue of global concern. Integral aspects of our operations that may be subject to climate change risks include, but are not limited to, the following: increased regulations that have either been promulgated or may be promulgated in the future in jurisdictions in which we operate; the procurement and transport of raw materials and components used by our manufacturers and the use of those raw materials and components in the manufacturing process; manufacturing emissions; packaging and transport of finished goods; emissions and waste generated by our business operations; emissions associated with business travel (air, vehicular, fleet services); and emissions associated with business activities and emissions generated by our products. We continue to monitor those risks and will develop policies and processes designed to mitigate those risks where possible. In addition, to minimize the physical risk associated with climate change, we leverage our global Business Continuity Plan to mitigate business interruptions and to help ensure continued operations in the face of risks such as increased intensity and frequency of extreme weather events. Business Continuity Plans are tested throughout the year using various business disruption scenarios to help ensure our ability to respond to challenges, such as any significant events that may be tied to climate change. Please see “Risk Factors—Risks Associated with Our Business—Integral aspects of our business may be subject to climate change risks.”

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

We compete against providers of both traditional enterprise voice communications solutions as well as providers of technology related to business collaboration and contact center solutions. For example, we compete with Alcatel-Lucent, Genesys, Aspect, Brocade, Cisco, Juniper, Microsoft, NEC and SEN. Our video conferencing solutions both partner and compete with solutions offered by Polycom, TANDBERG (now Cisco) and LifeSize

(now a division of Logitech International S.A.). We also face competition in the small and medium enterprise market from many competitors, including Cisco, Alcatel-Lucent, NEC, Panasonic and Mitel, although the market for these products is more fragmented. We face competition in certain geographies with companies that have a particular strength and focus in particular countries or regions, such as Huawei in China and Intelbras in Latin America. Our services business competes with companies like those above in offering services, either directly or indirectly through their channel partners, with respect to their own product offerings, as well as with many value-added resellers, consulting and systems integration firms and network service providers.

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

We continue to take steps to sell our products and services into new and expanded geographic markets and to a broader customer base. An important element of our go-to-market strategy, therefore, involves our indirect sales channel, which includes our global network of alliance partners, distributors, dealers, value-added resellers, telecommunications service providers and system integrators. For example, although we expanded our indirect channel network and gained relationships with new channel partners through our acquisition of NES, in order to be successful we must further monetize the NES installed base by increasing the services attach rate for the Nortel customers we acquired. Our relationships with channel partners are important elements of our marketing and sales efforts and certain of our contractual agreements with our largest distributors and channel partners generally permit termination of the relationship by either party for convenience upon prior notice of 30 to 180 days. Our financial results could be adversely affected if our contracts with channel partners were terminated, if our relationships with channel partners were to deteriorate, if our maintenance pricing or other services strategies conflict with those of our channel partners, if any of our competitors were to enter into strategic relationships with or acquire a significant channel partner or if the financial condition of our channel partners were to weaken. In addition, we may expend time, money and other resources on developing and maintaining channel relationships that are ultimately unsuccessful. There can be no assurance that we will be successful in maintaining, expanding or developing relationships with channel partners, including those obtained as a result of the acquisition of NES. If we are not successful, we may lose sales opportunities, customers or market share.

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

We have outsourced substantially all of our manufacturing operations to several electronic manufacturing services, or EMS, providers. Our EMS providers produce the vast majority of products in facilities located in China, with other products produced in facilities located in Israel, Mexico, Malaysia, Taiwan, Germany, Indonesia, the United Kingdom and the U.S. All manufacturing of our products is performed in accordance with detailed specifications and product designs furnished or approved by us and is subject to rigorous quality control standards. We periodically review our product manufacturing operations and consider changes we believe may be necessary or appropriate. Although we closely manage the transition process when manufacturing changes are required, we could experience disruption to our operations during any such transition. Any such disruption could negatively affect our reputation and our results of operations. We also purchase certain hardware components and license certain software components and resell them under the Avaya brand. In some cases, certain components are available only from a single source or from a limited source of suppliers. Delays or shortages associated with these components could cause significant disruption to our operations.

As our business and operations related relationships have expanded globally in the last few years, changes in economic or political conditions, as well as natural disasters, in a specific country or region could negatively affect our revenue, costs, expenses and financial condition or those of our channel partners and distributors.

We conduct significant sales and customer support operations and increasing amounts of our research and development activities in countries outside of the U.S. and also depend on non-U.S. operations of our contract manufacturers and our distribution partners. For the fiscal year ended September 30, 2011 we derived 46% of our revenue from sales outside the U.S. The vast majority of our contract manufacturing also takes place outside the U.S., primarily in China. Our future operating results, including our ability to import our products from, export our products to, or sell our products in, various countries, could be adversely affected by a variety of uncontrollable and changing factors. These factors include political conditions, economic conditions, legal and regulatory constraints, protectionist legislation, relationships with employees and works councils, currency regulations, health or similar issues, natural disasters and other matters in any of the countries or regions in which we and our contract manufacturers and business partners currently operate or intend to operate in the future. Additional risks inherent in our global operations generally include, among other things, the costs and difficulties of managing international operations, adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries, and greater difficulty in enforcing intellectual property rights (including the increased risk of counterfeiting of our products). Our prospective effective tax rate could be adversely affected by, among others, an unfavorable geographical distribution of our earnings and losses, by changes in the valuation of our deferred tax assets or liabilities or by changes in tax laws, regulations, accounting principles, or interpretations thereof. The various risks inherent in doing business in the U.S. generally also exist when doing business outside of the U.S., and may be exaggerated by the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations.

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

From time to time, we receive notices and claims from third parties asserting that our proprietary or licensed products, systems and software infringe their intellectual property rights. The number of such claims has increased recently and there can be no assurance that the number of these notices and claims will not increase in the future and that others will not claim that our proprietary or licensed products, systems and software are infringing their intellectual property rights or that we do not in fact infringe those intellectual property rights. We may be unaware of intellectual property rights of others that may cover some of our technology. Irrespective of the merits of these claims, if a third party claimed that our proprietary or licensed systems and software infringed their intellectual property rights, any resulting litigation could be costly and time consuming and could divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. These matters may result in any number of outcomes for us, including entering into licensing agreements, redesigning our products to avoid infringement, being enjoined from selling products that are found to infringe, paying damages if products are found to infringe and indemnifying customers from infringement claims as part of our contractual obligations. Royalty or license agreements may be very costly and we may be unable to obtain royalty or license agreements on terms acceptable to us or at all. Such agreements may cause operating margins to decline. We also may be subject to significant damages or an injunction against us or our use of our proprietary or licensed systems or products. In addition, some of our employees previously have been employed at other companies that provide integrated communications solutions. We may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. These claims and other successful claims of patent or other intellectual property infringement against us could materially adversely affect our operating results. We have made and will likely continue to make investments to license and/or acquire the use of third-party intellectual property rights and technology as part of our strategy to manage this risk, but there can be no assurance that we will be successful or that any costs relating to such activity will not be material. We may also be subject to additional notice, attribution and other compliance requirements to the extent we incorporate open source software into our applications. In addition, third parties have claimed, and may in the future claim, that a customer’s use of our products, systems or software infringes the third party’s intellectual property rights. Under certain circumstances, we may be required to indemnify our customers for some of the costs and damages related to such an infringement claim. Any indemnification requirement could have a material adverse effect on our business and our operating results. For a description of certain legal proceedings regarding intellectual property, please see Note 17, “Commitments and Contingencies,” to our audited consolidated financial statements included in this report.

A breach of the security of our information systems or those of our third party providers could adversely affect our operating results.

We rely on the security of our information systems and, in certain circumstances, those of our third party providers, such as vendors, consultants and contract manufacturers, to protect our proprietary information and information of our customers. Information technology system failures, including a breach of our or our third party providers’ data security, could disrupt our ability to function in the normal course of business by potentially causing, among other things, delays in the fulfillment or cancellation of customer orders, disruptions in the manufacture or shipment of products or, delivery of services or an unintentional disclosure of customer, employee or our information. Additionally, despite our security procedures or those of our third party providers, information systems may be vulnerable to threats such as computer hacking, cyber-terrorism or other unauthorized attempts by third parties to access, modify or delete our or our customers’ proprietary information. Any such breach could have a material adverse effect on our operating results and our reputation as a provider of mission critical business collaboration and communications solutions. Such consequences could be exacerbated if we or our third party providers are unable to adequately recover critical systems following a systems failure.

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

Business collaboration solutions are complex, integrating hardware, software and many elements of a customers’ existing network and communications infrastructure. Despite testing conducted prior to the release of products to the market and quality assurance programs, hardware may malfunction and software may contain “bugs” that are difficult to detect and fix. Any such issues could interfere with the expected operation of a solution, which might negatively impact customer satisfaction, reduce sales opportunities or affect gross margins. Depending upon the size and scope of any such issue, remediation may have a material impact on our business. Our inability to cure an application or product defect, should one occur, could result in the failure of an application or product line, the temporary or permanent withdrawal from an application, product or market, damage to our reputation, inventory costs, an increase in warranty claims, lawsuits by customers or customers’ or channel partners’ end users, or application or product reengineering expenses. Our insurance may not cover or may be insufficient to cover claims that are successfully asserted against us.

Integral aspects of our operations may be subject to climate change risks.

We recognize that climate change is an issue of global concern. In addition, a number of climate change regulations and initiatives are either in force or pending at the state, regional, Federal and international levels that focus on reducing greenhouse gas emissions. Integral aspects of our operations that may be subject to climate change risks include, but are not limited to, the following: increased regulations that have either been promulgated or may be promulgated in the future in jurisdictions in which we operate; the procurement and transport of raw materials and components used by our outsourced manufacturers and the use of those raw materials and components in the manufacturing process; emissions by our outsourced manufacturers; packaging and transport of finished goods; emissions and waste generated by our business operations; emissions associated with business travel (air, vehicular, fleet services); and emissions generated by our products. We continue to monitor those risks and will develop policies and processes designed to mitigate those risks where possible. We cannot assure you that our efforts to mitigate climate change risks will be successful or that risks associated with climate change will not have a negative impact on our business, results of operations or financial condition.

Pension and postretirement healthcare and life insurance liabilities could impair our liquidity or financial condition.

We sponsor non-contributory defined benefit pension plans covering a portion of our U.S. employees and retirees, and postretirement benefit plans for U.S. retirees that include healthcare benefits and life insurance coverage. We froze benefit accruals and additional participation in our plans for our U.S. management employees effective December 31, 2003. Certain of our non-U.S. operations also have various retirement benefit programs covering substantially all of their employees. Some of these programs are considered to be defined benefit pension plans for accounting purposes. If one or more of our U.S. pension plans were to be terminated without being fully funded on a termination basis, the Pension Benefit Guaranty Corporation, or PBGC, could obtain a lien on our assets for the amount of our liability, which would result in an event of default under each of our credit facilities. As a result, any such liens would have a material adverse effect on the Company, including our liquidity and financing arrangements. The measurement of our obligations, costs and liabilities associated with benefits pursuant to our pension and postretirement benefit plans requires that we estimate the present value of projected future payments to all participants, including assumptions related to discount rates, investment returns on designated plan assets, health care cost trends, and demographic experience. If future economic or demographic trends and results are different from our assumptions, then our obligations could be higher than we currently estimate. If our cash flows and capital resources are insufficient to fund our pension or postretirement healthcare and life insurance obligations, or if we are required or elect to fund any material portion of the liability now or in the future, we could be forced to reduce or delay investments and capital expenditures, seek additional capital, or restructure or refinance our indebtedness. In addition, if our operating results and available cash are insufficient to meet our pension or postretirement healthcare and life insurance obligations, we could face substantial liquidity problems and may be required to dispose of material assets or operations in order to meet our pension or postretirement healthcare and life insurance obligations. We may not be able to consummate those dispositions or to obtain any proceeds on terms acceptable to us or at all, and any such proceeds may not be adequate to meet any pension or postretirement healthcare and life insurance obligations then due. In addition, our U.S. defined benefit pension plans are subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended, or ERISA. ERISA, along with certain provisions of the Internal Revenue Code of 1986, or the Code, requires minimum funding contributions and the PBGC has the authority under certain circumstances to petition a court to terminate an underfunded pension plan. One of those circumstances is the occurrence of an event with respect to which the PBGC determines that the possible long-term loss of the PBGC with respect to the plan may reasonably be expected to increase unreasonably if the plan is not terminated. If our U.S. defined benefit pension plans were to be terminated, we would incur a liability to the plans or the PBGC equal to the amount by which the liabilities of the plans, calculated on a termination basis, exceed the assets of the plans, which amount would likely exceed the amount that we have estimated to be the underfunded amount as of September 30, 2011.

Please see Note 13, “Benefit Obligations,” to our audited consolidated financial statements included in this report for further details on our pension and postretirement benefit plans, including funding status.

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

In addition, in connection with the distribution, we and Lucent entered into a Tax Sharing Agreement that governs the parties’ respective rights, responsibilities and obligations after the distribution with respect to taxes for the periods ending on or before the distribution. Generally, pre-distribution taxes that are clearly attributable to the business of one party will be borne solely by that party, and other pre-distribution taxes will be shared by the parties based on a formula set forth in the Tax Sharing Agreement. Costs borne by Avaya under the Tax Sharing Agreement could have an adverse impact on our business, results of operations or financial condition.

Risks Related to Our Debt

Our degree of leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting obligations on our indebtedness.

A summary of the material terms of our financing agreements can be found in Note 9, “Financing Arrangements,” to the audited consolidated financial statements included in this report. As of September 30, 2011, our total indebtedness under our credit facilities and notes was $6,157 million (excluding capital lease obligations and $9 million of debt discount due upon settlement of our indebtedness).

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

Our obligations under our senior unsecured notes and our guarantors’ obligations under their guarantees of those notes are unsecured, but our obligations, and each other borrower’s obligations, under each of our credit facilities and our senior secured notes, and each guarantor’s obligations under their respective guarantees of those facilities and senior secured notes, are secured by a security interest in substantially all of our tangible and intangible assets, including the stock and the assets of most of our current and certain future wholly owned U.S. subsidiaries and a portion of the stock of certain of our non-U.S. subsidiaries. As of September 30, 2011, we had $6,157 million in outstanding debt (excluding capital lease obligations) on our Consolidated Balance Sheets, of which $4,623 million was secured. The indentures governing our notes permit us and our restricted subsidiaries to incur substantial additional indebtedness in the future, including secured indebtedness. If we are declared bankrupt or insolvent, or if we default under either of our credit facilities or the indenture governing our senior secured notes, the lenders or the trustee under the indenture governing our senior secured notes, as applicable, could declare all of the funds borrowed thereunder, together with accrued interest, immediately due and payable. If we were unable to repay such indebtedness, the lenders or the trustee, as applicable, could foreclose on the pledged assets to the exclusion of holders of the senior unsecured notes, even if an event of default exists under the indenture governing the senior unsecured notes at such time. Furthermore, if the lenders or the trustee under the indenture governing our senior secured notes foreclose and sell the pledged equity interests in any subsidiary guarantor under the senior unsecured notes, then that guarantor will be released from its guarantee of the senior unsecured notes automatically and immediately upon such sale. In any such event, because the senior unsecured notes are not secured by any of our assets or the equity interests in subsidiary guarantors, it is possible that there would be no assets remaining from which claims of holders of our senior unsecured notes could be satisfied or, if any assets remained, they might be insufficient to satisfy those claims fully.

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

We have the option to pay interest on our senior unsecured PIK toggle notes in cash interest or PIK interest. For U.S. Federal income tax purposes, the existence of this option means that none of the interest payments on the PIK toggle notes is qualified stated interest. Consequently, the PIK toggle notes are treated for U.S. Federal income tax purposes as issued at a discount and income inclusions on these notes will be determined pursuant to the original issue discount (“OID”) rules. A U.S. holder of our PIK toggle notes will be required to include OID in gross income as it accrues, regardless of whether such holder uses the accrual method of accounting.

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

The rights of the holders of our senior secured notes with respect to the collateral that secures such notes is subject to a first lien intercreditor agreement among all holders of obligations secured by that collateral on a pari passu basis (“first lien obligations”), including the obligations under the senior secured notes and our senior secured credit facility. Under that intercreditor agreement, any actions that may be taken with respect to such collateral, including the ability to cause the commencement of enforcement proceedings against such collateral, to control such proceedings and to approve amendments to releases of such collateral from the lien of, and waive past defaults under, such documents relating to such collateral, may be taken solely by the collateral agent for the senior secured credit facility until (1) our obligations under the senior secured credit facility are discharged (which discharge does not include certain refinancings of the senior secured credit facility) or (2) 90 days after the occurrence of an event of default under the indenture governing the senior secured notes or any other agreement governing first lien obligations. Under the circumstances described in clause (2) of the preceding sentence, the authorized representative of the holders of the indebtedness that represents the largest outstanding principal amount of indebtedness secured by the collateral on a pari passu basis with the other first lien obligations (other than the senior secured credit facility) and that has complied with the applicable notice provisions gains the right to take actions with respect to the collateral.

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

As of September 30, 2011, we had 231 leased facilities (which included 16 storage locations containing between 75 to 418 square feet) and 8 owned facilities, located in 53 countries. These included 11 primary research and development facilities located in Canada, Germany, India, Israel, Ireland and the U.S. Our real property portfolio consists of aggregate floor space of 7.7 million square feet, of which 5.4 million square feet is leased and 2.3 million square feet is owned. Our lease terms range from monthly leases to 15 years. We believe that all of our facilities and equipment are in good condition and are well maintained. Our facilities are used for current operations of all operating segments. For additional information regarding obligations under operating leases, see Note 17, “Commitments and Contingencies,” to our audited consolidated financial statements.

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

The selected historical consolidated financial data set forth below as of and for the years ended September 30, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data set forth below as of and for the year ended September 30, 2007 and as of and for the periods October 1, 2007 through October 26, 2007 and October 27, 2007 through September 30, 2008 has been derived from audited consolidated financial statements that are not included in this report. Avaya is a wholly owned subsidiary of Avaya Holdings Corp., a Delaware corporation or Parent. Parent was formed by affiliates of two private equity firms, Silver Lake Partners or Silver Lake and TPG Capital or TPG (collectively, the “Sponsors”). Silver Lake and TPG, through Parent, acquired Avaya in a transaction that was completed on October 26, 2007 (the “Merger”). As part of the Merger on October 26, 2007, we entered into various financing arrangements and, as a result, we now have a different capital structure than we had prior to the Merger. Accordingly, the results of operations for periods subsequent to the Merger will not necessarily be comparable to prior periods.

The Merger resulted in the creation of a new entity for accounting purposes as of October 26, 2007. Our financial results for the periods through October 26, 2007 are referred to as those of the “Predecessor” period. Our financial results for periods after October 26, 2007 are referred to as those of the “Successor” period.

The selected historical consolidated financial data set forth below should be read in conjunction with our audited consolidated financial statements and related notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report. Our financial information may not be indicative of future performance.

	Successor				Predecessor
	Fiscal years ended September 30,			Period from October 27, 2007 through September 30, 2008	Period from October 1, 2007 through October 26, 2007	Fiscal year ended September 30, 2007
In millions	2011	2010	2009
STATEMENT OF OPERATIONS DATA:
REVENUE
Products	$2,976	$2,602	$1,923	$2,595	$96	$2,875
Services	2,571	2,458	2,227	2,328	150	2,403

	5,547	5,060	4,150	4,923	246	5,278
COSTS
Products:
Costs (exclusive of amortization of intangibles)	1,314	1,243	872	1,256	56	1,295
Amortization of technology intangible assets	257	291	248	231	1	20
Services	1,344	1,354	1,164	1,403	100	1,512

	2,915	2,888	2,284	2,890	157	2,827

GROSS MARGIN	2,632	2,172	1,866	2,033	89	2,451

OPERATING EXPENSES
Selling, general and administrative	1,845	1,721	1,272	1,456	111	1,552
Research and development	461	407	309	376	29	444
Amortization of intangible assets	226	218	207	187	4	48
Impairment of long-lived assets	—	16	2	10	—	—
Impairment of indefinite-lived intangible assets	—	—	60	130	—	—
Goodwill impairment	—	—	235	899	—	—
Restructuring charges, net	189	171	160	—	1	36
In-process research and development charge	—	—	12	112	—	—
Acquistion-related costs	5	20	29	—	—	—
Merger-related costs	—	—	—	1	57	105

	2,726	2,553	2,286	3,171	202	2,185

OPERATING (LOSS) INCOME	(94)	(381)	(420)	(1,138)	(113)	266

Interest expense	(460)	(487)	(409)	(377)	—	(1)
Loss on extinguishment of debt	(246)	—	—	—	—	—
Other income, net	5	15	14	26	1	43

(LOSS) INCOME BEFORE INCOME TAXES	(795)	(853)	(815)	(1,489)	(112)	308
Provision for (benefit from) income taxes	68	18	30	(183)	(24)	93

NET (LOSS) INCOME	(863)	(871)	(845)	(1,306)	(88)	215

Less net income attributable to noncontrolling interests	—	3	2	2	—	3

NET (LOSS) INCOME ATTRIBUTABLE TO AVAYA INC.	$(863)	$(874)	$(847)	$(1,308)	$(88)	$212

	Fiscal years ended September 30,			Period from October 27, 2007 through September 30, 2008	Period from October 1, 2007 through October 26, 2007	Fiscal year ended September 30, 2007
In millions	2011	2010	2009
BALANCE SHEET DATA (at end of period):
Cash and cash equivalents	$400	$579	$567	$579	$—	$1,270
Intangible assets, net	2,129	2,603	2,636	3,154	—	248
Goodwill	4,079	4,075	3,695	3,956	—	1,157
Total assets	8,546	9,261	8,650	9,995	—	5,933
Total debt (excluding capital lease obligations)	6,157	5,928	5,150	5,222	—	—
Total Avaya stockholder's equity (deficiency)	(2,378)	(1,428)	(697)	1,048	—	2,586

STATEMENT OF CASH FLOWS DATA:
Net cash provided by (used in) continuing operations:
Operating activities	$(300)	$42	$242	$303	$133	$637
Investing activities	(101)	(864)	(155)	(8,610)	(16)	(360)
Financing activities	228	853	(101)	7,498	11	54

OTHER FINANCIAL DATA:
EBITDA	$313	$320	$240	$(515)	$(94)	$557
Adjusted EBITDA	971	795	753	859	(27)	832
Capital expenditures	83	79	76	120	8	120
Capitalized software development costs	42	43	43	74	7	93

Adjusted EBITDA is calculated in accordance with our debt agreements entered into in connection with the Merger and disclosed herein to demonstrate compliance with our debt agreements. For the fiscal year ended September 30, 2007, Adjusted EBITDA is calculated in accordance with the debt agreements for comparative purposes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—EBITDA and Adjusted EBITDA” for a definition and explanation of Adjusted EBITDA and reconciliation of net loss to Adjusted EBITDA.

The following are some of the items affecting the comparability of the selected financial information for the periods presented:

•

On February 11, 2011, Avaya Inc. completed a private placement of $1,009 million of senior secured notes. The senior secured notes were issued at par, bear interest at a rate of 7% per annum and mature on April 1, 2019. The proceeds from the notes were used to repay in full the senior secured incremental term B-2 loans outstanding under the senior secured credit facility (representing $988 million in aggregate principal amount and $12 million in accrued and unpaid interest) and to pay related fees and expenses. The issuance of the senior secured notes and repayment of the senior secured incremental term B-2 loans was accounted for as an extinguishment of the senior secured incremental term B-2 loans and issuance of new debt. Accordingly, the Company recognized a loss on extinguishment of debt of $246 million based on the difference between the reacquisition price and the carrying value of the incremental term B-2 loans (including unamortized debt discount and debt issue costs) during the year ended September 30, 2011. The Company’s payment in redemption of the incremental term B-2 loans included $291 million of loan discount.

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

•

We incurred integration costs with respect to the acquisition of NES during fiscal years 2011 and 2010 of $132 million and $208 million, respectively. Integration costs primarily represent third-party consulting fees and other administrative costs associated with consolidating and coordinating the operations of Avaya and NES. These costs were incurred in connection with, among other things, the on-boarding of NES personnel, developing compatible IT systems and internal processes and developing and implementing a strategic operating plan to help enable a smooth transition with minimal disruption to NES customers. Such costs also include fees paid to Nortel for logistics and other support functions being performed on a temporary basis according to a transition services agreement.

•

On August 31, 2010, we sold our 59.13% ownership in AGC Networks Ltd., or AGC (formerly Avaya GlobalConnect Ltd.), our reseller in India, and recognized a $7 million gain on the sale. AGC remains a key channel partner of Avaya serving customers in the India market, one of the fastest growing enterprise communications markets in the world, and in Australia.

•

During the year ended September 30, 2011, we continued to identify opportunities to streamline operations and generate cost savings, which include exiting facilities and reducing headcount. Restructuring charges recorded during the year ended September 30, 2011 associated with these initiatives, net of adjustments to previous periods, were $189 million and include employee separation costs primarily associated with employee severance actions in Germany, as well as in Europe, the Middle East and Africa, or EMEA, and U.S. regions. Employee separation charges include $56 million associated with an agreement reached with the works council representing employees of certain of Avaya’s German subsidiaries for the elimination of 210 employee positions. Severance and employment benefits payments associated with this action are expected to be paid through the quarter ending September 30, 2012, and include, but are not limited to, social pension fund payments and healthcare and unemployment insurance costs to be paid to or on behalf of the affected employees. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities are expected to continue through fiscal year 2020.

•

During the year ended September 30, 2010, we continued our focus on controlling costs. In response to the global economic climate and, in connection with the acquisition of NES, we began implementing additional initiatives designed to streamline our operations, generate cost savings and eliminate overlapping processes and expenses associated with the NES business. These initiatives include exiting facilities and reducing the workforce or relocating positions to lower cost geographies. Restructuring charges associated with these initiatives were $151 million for employee separation costs primarily associated with involuntary employee severance actions in EMEA and the U.S. and an additional $24 million in future net lease payments associated with the closing and consolidating of facilities.

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

•

During the year ended September 30, 2009, we recorded impairments to goodwill and trademark and trade name indefinite–lived intangible assets of $235 million and $60 million, respectively. The impairments are primarily attributable to lower expected future discounted cash flows as a result of the continued weakness in the global economy and changes in discount rates.

•

Amortization of intangible assets was $483 million, $509 million and $455 million for the years ended September 30, 2011, 2010 and 2009, respectively. The fluctuations are attributable to amortization associated with intangible assets recorded in connection with our acquisition of NES partially offset by any impairment and fully amortized intangibles. In acquisition accounting, we recorded technologies, customer relationships and other intangibles with an estimated fair value of $476 million. These assets are amortized over their estimated economic lives ranging from less than one year to thirteen years.

•

The provision for income taxes was $68 million, $18 million and $30 million for the years ended September 30, 2011, 2010 and 2009, respectively. The provision is substantially different from income taxes determined at the U.S. Federal statutory rate. For the year ended September 30, 2009, we were in a three-year cumulative U.S. book tax loss position and determined that it is more likely than not that our U.S. net deferred tax assets would not be realized. Accordingly, we provided a valuation allowance against our U.S. net deferred tax assets. As a result, we recorded a tax provision associated with earnings in certain profitable non-U.S. tax jurisdictions for the period offset by a minimal tax benefit relating to our U.S. pre-tax losses in fiscal 2009. In the years ended September 30, 2010 and 2011, we provided additional allowances associated with the U.S. valuation allowance and our income tax provision primarily relates to earnings of certain profitable non-U.S. tax jurisdictions.

•

In connection with the Merger, we entered into financing arrangements on October 26, 2007 providing for $5,250 million in financing and received $2,436 million in contributed capital from our Sponsors.

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

•

During the period October 27, 2007 through September 30, 2008 we expensed in-process research and development or IPRD of $112 million which represented certain technologies that, at the time of the Merger, were in the initial development stages and did not meet the technological feasibility standard necessary for capitalization at the time. Accordingly, these amounts were charged to the Consolidated Statement of Operations at the date of the Merger.

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

•

During the year ended September 30, 2007 and the period October 1, 2007 through October 26, 2007, respectively, we recorded $36 million and $1 million of restructuring charges related to employee separation and lease termination costs in EMEA and the U.S. Restructuring actions taken during the period October 27, 2007 through September 30, 2008 were charged against the $330 million liability established in purchase accounting for employee separation costs and lease obligations, rather than impacting the Consolidated Statement of Operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We are a leading global provider of next-generation business collaboration and communications solutions that bring people together with the right information at the right time in the right context, enabling business users to improve their efficiency and solve critical business challenges more quickly. Our highly intuitive and personalized user experience enables business users to collaborate seamlessly across various modes of communication, including real-time voice, video, instant messaging and conferencing, and non real-time email, voicemail and social networking. Our open SIP-based collaboration platform is designed to facilitate the development and rollout of next-generation business collaboration tools within our customers’ existing IT infrastructure, reducing the cost of implementing our solution. We have established ourselves as a leader in the business collaboration market in part due to our long-standing heritage of delivering mission critical unified communications, contact center and voice communications solutions.

Our solutions address the needs of a diverse range of customers, including large multinational enterprises, small- and medium-sized businesses and government organizations. As of September 30, 2011, we had over 400,000 customers, including more than 90% of the Fortune 500 companies and one million customer locations worldwide. Our customers operate in a broad range of industries, including financial services, manufacturing, retail, transportation, energy, media and communications, health care, education and government.

We sell solutions directly and through our channel partners. As of September 30, 2011, we had approximately 9,100 channel partners worldwide, including system integrators, service providers, value-added resellers and business partners that provide sales and service support.

For fiscal years 2011 and 2010, we had total revenue of $5,547 million and $5,060 million, respectively. For fiscal year 2011, product revenue represented 54% of our total revenue and services revenue represented 46%. For fiscal year 2010, product revenue represented 51% of our total revenue and services revenue represented 49%. Revenue generated in the United States for fiscal 2011 and 2010 was 54% and 55%, respectively. For fiscal years 2011 and 2010, we had net losses of $863 million and $871 million, respectively, and Adjusted EBITDA of $971 million and $795 million, respectively. See “EBITDA and Adjusted EBITDA” for a definition and explanation of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

History

Avaya is a wholly owned subsidiary of Avaya Holdings Corp., a Delaware corporation (“Parent”). Parent was formed by affiliates of two private equity firms, Silver Lake Partners (“Silver Lake”) and TPG Capital (“TPG”) (collectively, the “Sponsors”). Silver Lake and TPG, through Parent, acquired Avaya in a transaction that was completed on October 26, 2007 (the “Merger”).

We have a long history of innovation dating back to our research and development roots in Bell Laboratories when we were a part of AT&T. Avaya was formerly the Business Communications business unit of Lucent, a 1996 spin-off from AT&T. Since our own spin-off from Lucent in 2000, we have been a leading provider of unified communications, contact center solutions and more recently business collaboration solutions to our customers. Avaya operated as a public company with common stock traded on the New York Stock Exchange from October 1, 2000 until acquired by the Sponsors on October 26, 2007.

Initial Registration Statement of Parent

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

Acquisition of the Enterprise Solutions Business of Nortel Networks Corporation

On December 18, 2009, Avaya acquired certain assets and assumed certain liabilities of the enterprise solutions business (“NES”) of Nortel Networks Corporation (“Nortel”), including all the shares of Nortel Government Solutions Incorporated, for $943 million in cash consideration. The Company and Nortel were required to determine the final purchase price post-closing based upon the various purchase price adjustments included in the acquisition agreements. During the first quarter of fiscal 2011, the Company and Nortel agreed on a final purchase price of $933 million, and we received $6 million, representing all remaining amounts due to Avaya from funds held in escrow. The terms of the acquisition of NES did not include any significant contingent consideration arrangements. The acquisition of NES expanded Avaya’s technology portfolio, enhanced its customer base, broadened its indirect sales channel, and provided greater ability to compete globally. Please refer to Note 4, “Business Combinations and Other Transactions,” to our audited consolidated financial statements for further details.

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

Financial Results Summary

The following table sets forth for the years ended September 30, 2011, 2010, and 2009, our results of operations as reported in our audited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) located elsewhere in this Annual Report on Form 10-K.

	Fiscal Years ended September 30,
In millions	2011	2010	2009
STATEMENT OF OPERATIONS DATA:
REVENUE
Products	$2,976	$2,602	$1,923
Services	2,571	2,458	2,227

	5,547	5,060	4,150

COSTS
Products:
Costs (exclusive of amortization of intangibles)	1,314	1,243	872
Amortization of technology intangible assets	257	291	248
Services	1,344	1,354	1,164

	2,915	2,888	2,284

GROSS MARGIN	2,632	2,172	1,866

OPERATING EXPENSES
Selling, general and administrative	1,845	1,721	1,272
Research and development	461	407	309
Amortization of intangible assets	226	218	207
Impairment of long-lived assets	—	16	2
Impairment of indefinite-lived intangible assets	—	—	60
Goodwill impairment	—	—	235
Restructuring charges, net	189	171	160
In-process research and development charge	—	—	12
Acquistion-related costs	5	20	29

	2,726	2,553	2,286

OPERATING LOSS	(94)	(381)	(420)
Interest expense	(460)	(487)	(409)
Loss on extinguishment of debt	(246)	—	—
Other income, net	5	15	14

LOSS BEFORE INCOME TAXES	(795)	(853)	(815)
Provision for income taxes	68	18	30

NET LOSS	(863)	(871)	(845)
Less net income attributable to noncontrolling interests	—	3	2

NET LOSS ATTRIBUTABLE TO AVAYA INC.	$(863)	$(874)	$(847)

Summary of the Fiscal Year Ended September 30, 2011 versus 2010

Our revenues for fiscal 2011 increased 10% as compared to fiscal 2010, primarily as a result of the contributions by the NES business. Our operation of the NES business was for the entire 2011 fiscal year as compared to the 2010 fiscal year, which included results of NES for only the period of December 19, 2009 through September 30, 2010. The increase in revenues also included an increase in sales volume of unified communications and contact center products. The increase in our revenues was partially offset by lower revenues resulting from customers reducing spending on maintenance contracts and our divestiture of our 59.13% ownership interest in AGC. Until August 31, 2010 AGC was our majority-owned subsidiary and its sales to end users were included in our revenues. Although we currently utilize AGC as a business partner to sell our product lines, such sales generally generate lower top line revenue due to volume discounts offered to business partners.

We incurred an operating loss for fiscal year 2011 of $94 million which includes non-cash depreciation and amortization of $653 million and share-based compensation of $12 million. Operating income before non-cash depreciation and amortization and share-based compensation was $571 million for fiscal year 2011. We incurred an operating loss for fiscal year 2010 of $381 million which includes non-cash depreciation and amortization of $691 million and share-based compensation of $19 million. Operating income before non-cash depreciation and amortization and share-based compensation was $329 million for fiscal year 2010.

In addition to the changes in our revenues discussed above, our fiscal year 2011 operating results compared to our fiscal year 2010 results reflect, among other things:

•

an increase in gross margin associated with our operation of the NES business for the entire 2011 fiscal year as compared to the 2010 fiscal year, which included the NES business for only the period December 19, 2009 through September 30, 2010;

•

an increase in selling, general and administrative (“SG&A”) and research and development (“R&D”) expenses associated with the operations of the NES business for the entire 2011 fiscal year as compared to the 2010 fiscal year, which included the NES business for only the period December 19, 2009 through September 30, 2010, partially offset by expense savings associated with cost control initiatives and the transition of resources to lower-cost geographies; and

•

an increase in restructuring charges as the Company continues to implement initiatives designed to streamline its operations and generate cost savings including $56 million of costs associated with the elimination of 210 positions in Germany announced in June 2011.

Our net loss for fiscal year 2011 and 2010 was $863 million and $871 million, respectively. The decrease in our net loss is primarily attributable to the decrease in our operating loss offset by the loss on extinguishment of debt of $246 million related to the refinancing of certain debt.

Summary of the Fiscal Year Ended September 30, 2010 versus 2009

We incurred a net loss for fiscal 2010 of $871 million as compared to a net loss of $845 million reported for fiscal 2009. Our net results compared to the prior fiscal year reflects, among other things

•	an increase in revenues and gross margin associated with the operations of the NES business for the period December 19, 2009 through September 30, 2010;

•

incremental SG&A and R&D expenses associated with the operations of the NES business for the period December 19, 2009 through September 30, 2010, partially offset by expense savings associated with cost control initiatives and the transition of resources to lower-cost geographies;

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

•	impairment charges of $16 million in fiscal 2010 associated with certain technologies with overlapping functionality to technologies acquired with NES;

•	the impact of acquisition accounting adjustments on the period from December 19, 2009 through September 30, 2010 as a result of the acquisition of NES; and

•	incremental interest expense in fiscal 2010 from the additional financing associated with the NES acquisition.

Financial Operations Overview

The following describes certain components of our statement of operations and considerations impacting those results.

Revenue. We derive our revenue primarily from the sale and service of communications systems and applications. Our product revenue includes the sale of unified communications, contact center, small and medium enterprise communications and data networking solutions. Product revenue accounted for 54%, 51% and 46% of our total revenue for fiscal years 2011, 2010, and 2009, respectively. Our services revenue includes product maintenance and support, professional services, including design and integration, and operations services. We expect that as we continue to introduce new product offerings and enterprises increase their spending, we will generate more revenue from our product revenue which will become a larger part of our total revenue.

Our distribution network includes, as of September 30, 2011, approximately 9,100 channel partners, including a global network of alliance partners, distributors, dealers, value-added resellers, telecommunications service providers and system integrators. Our indirect sales channel represented 76% of our product revenues for fiscal year 2011, 71% of our product revenues for fiscal year 2010, and 53% of our product revenues for fiscal year 2009. Our revenue outside the United States represented 46%, 45% and 45% of our total revenue in fiscal years 2011, 2010, and 2009, respectively.

Because we sell our products to end-users in a wide range of industries and geographies, demand for our products is generally driven more by the level of general economic activity than by conditions in one particular industry or geographic region.

Cost of Revenue. Cost of product revenue consists primarily of hardware costs, royalties and license fees for third-party software included in our systems, personnel and related overhead costs of operation including but not limited to current engineering, freight, warranty costs, amortization of technology intangible assets and provisions for excess inventory. We outsource substantially all of our manufacturing operations to several EMS providers. Our EMS providers produce the vast majority of our products in facilities located in China, with other products produced in facilities located in Israel, Mexico, Malaysia, Taiwan, Germany, Indonesia, the United Kingdom and the U.S. The majority of these costs vary with the unit volumes of product sold. We expect over time to increase the software content of our products, decrease our product costs and improve product gross margins. Cost of services revenue consists of salary and related overhead costs of personnel engaged in support and services. As we continue to realize the benefit of cost saving initiatives, which include the benefit of productivity improvements from reducing the workforce and relocating positions to lower cost geographies, we expect our cost of services revenue will decrease.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of costs relating to our sales and marketing activities and administrative, legal, finance functions and related overhead and other corporate expenses.

Sales and marketing expenses primarily include personnel costs, sales commissions, travel, marketing promotional and lead generation programs, trade shows, professional services fees and related overhead expenses. We plan to continue to invest in development of our distribution channels by increasing the size of our field sales force and continue to develop the capabilities of our channel partners to enable us to expand into new geographies and further increase our sales to small and medium enterprises across the world.

Administrative expenses consist primarily of salary and benefit costs for executive and administrative staff, the use and maintenance of administrative offices, including depreciation expense, logistics, information systems and legal and accounting services. Administrative expenses generally do not increase or decrease directly with changes in sales volume.

Research and Development Expenses. Research and development expenses primarily include personnel costs, outside engineering costs, professional services, prototype costs, test equipment, software usage fees and related overhead expenses. Research and development expenses are recognized when incurred. The level of research and development expense is related to the number of products in development, the stage of development process, the complexity of the underlying technology, the potential scale of the product upon successful commercialization and the level of our exploratory research. We conduct such activities in areas we believe will accelerate our longer term net revenue growth.

We are devoting substantial resources to the development of additional functionality for existing products and the development of new products and related software applications. We intend to continue to make significant investments in our research and development efforts because we believe they are essential to maintaining and improving our competitive position. Accordingly, we expect research and development expenses to continue to increase.

Amortization of Intangible Assets. As a result of the Merger and acquisition of NES significant amounts were recognized in purchase accounting for the estimated fair values of customer relationships associated with the businesses acquired. The fair value of these intangible assets was estimated by independent valuations at the time of acquisition and is amortized into our operating expenses over their estimated useful lives.

Impairment of Indefinite-Lived Intangible Assets and Goodwill. As a result of the global economic climate and the continued deterioration in the credit and financial markets, we reduced our near-term and long-term revenue projections and increased discount rates used in our valuation assumptions during the fourth quarter of fiscal year 2008 and the second quarter of fiscal year 2009. Due to these adverse business indicators and the declining revenue trends, the carrying values of our tradenames and trademarks and the goodwill associated with certain reporting units exceeded their estimated fair values at that time and we recognized impairment losses. In accordance with GAAP, we continue to test these assets for impairment annually or more frequently if events occur or circumstances change that indicate the fair value of these assets may be below their carrying values. Based on our most recent annual impairment assessments performed as of September 30, 2011, we determined that our indefinite-lived assets were not at risk of impairment and that none of our reporting units with significant goodwill was at risk for failing step one of the goodwill impairment test.

Restructuring Charges. In response to the global economic climate, the acquisition of NES and the Company’s commitment to control costs, the Company implemented initiatives designed to streamline the operations of the Company and generate cost savings. The Company exited and consolidated facilities and terminated or relocated certain employees. The expenses associated with these actions are reflected in our operating results. As the Company continues to evaluate and identify additional operational synergies, additional cost saving opportunities may be identified and future restructuring charges may be incurred.

Interest Expense. Interest expense consists primarily of interest on indebtedness under our credit facilities, our senior secured notes, and on our unsecured notes. Interest expense also includes the amortization of deferred financing costs, the amortization of debt discount associated with our incremental B-2 term loans that we refinanced in February 2011, amortization of the debt discount on our term B-3 loans, and the expense associated with interest rate derivative instruments we use to minimize our exposure to variable rate interest payments associated with our debt. We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure. If market conditions are favorable, we may refinance existing debt or issue additional debt securities.

Loss on Extinguishment of Debt. In connection with the issuance of the senior secured notes and the payment in full of the incremental term B-2 loans, we recognized a loss on extinguishment of debt in fiscal year 2011 of $246 million. The loss represents the difference between the reacquisition price of the senior secured incremental term B-2 loans (including consent fees paid by Avaya to the holders of the senior secured incremental term B-2 loans that consented to the amendment and restatement of the senior secured credit facility of $1 million) and the carrying value of the incremental term B-2 loans (including unamortized debt discount and debt issue costs). See Note 9, “Financing Arrangements,” to our audited consolidated financial statements for further details.

Business Trends

There are a number of trends and uncertainties affecting our business. For example, the effect that general economic conditions have on our customers’ willingness to spend on information technology, and particularly enterprise communications technology, impacts the demand for our products and, as a result, our revenue. The global economic downturn during 2008 through 2010 negatively affected most of the markets we serve. However, despite declining revenue during this period we maintained our focus on profitability levels and investing in our future results. We also invested significantly in research and development, introducing more than 70 new product offerings to the market since the beginning of fiscal year 2010. We implemented various initiatives designed to streamline our operations, generate cost savings, and eliminate overlapping processes and expenses associated with the NES business. We acquired NES in order to further expand our technology portfolio, enhance our customer base, broaden our indirect sales channel and provide us greater ability to compete globally. We believe these investments are helping us to capitalize on the increasing focus of enterprises on deploying collaboration solutions in order to increase productivity, reduce costs and complexity and gain competitive advantage, which is being further accelerated by a trend toward a more mobile workforce and the associated proliferation of devices. In addition, we believe that the limitations of traditional collaboration solutions present an opportunity for differentiated vendors to gain market share.

We have also successfully expanded our indirect channel. While sales through the indirect channel generally generate lower margins than direct sales due to higher discounts, we believe this expansion of our indirect channel favorably impacts our financial results by reducing selling expenses and allowing us to reach more end users and grow our business. In furtherance of our effort to maintain an effective business partner program, we continue to refine and expand our global coverage. For example, in August 2010 we sold our 59.13% ownership interest in AGC, a publicly traded reseller of our products and services in India, which allowed us to pursue additional channel partners in India while continuing to sell through AGC.

Certain trends and uncertainties also impact our global services organization, which provides us a large recurring revenue stream. Due to advances in technology, our customers continue to expect to pay less for traditional services. In addition, despite the benefits of a robust indirect channel, our channel partners have direct contact with our customers that may foster independent relationships between them and a loss of certain services agreements for us. We have been able to offset these impacts by focusing on other types of services not traditionally provided by our channel partners, such as professional and managed or operations services.

We expect our gross margin and gross margin percentage to continue to improve in the foreseeable future as we implement our numerous gross margin initiatives and continue to apply our business model discipline to the NES business we acquired. Historically, lower margins experienced by the acquired NES business and competitor and customer pricing pressures have been challenges to gross margin. However, we have undertaken numerous initiatives to accomplish our gross margin objectives, including increasing our focus on higher margin software revenue, optimizing design of products and services productivity to drive efficiencies, executing on certain cost savings initiatives and achieving greater economies of scale.

For the fiscal years 2011 and 2010, revenue outside of the United States represented 46% and 45% of total revenue, respectively. Foreign currency exchange rates and fluctuations may have an impact on our revenue, costs or cash flows from our international operations. Our primary currency exposures are to the euro, British pound, Indian rupee, Japanese yen and Canadian dollar. These exposures may change over time as business practices evolve and as the geographic mix of our business changes and we are not able to predict the impact that foreign currency fluctuations will have on future periods.

Continued Focus on Cost Structure

In connection with the Merger in fiscal 2008, Avaya’s management and board of directors developed and began implementing various plans and initiatives designed to streamline the operations of the Company and generate cost savings. In addition, in response to the global economic downturn and in connection with its acquisition of NES, the Company identified and initiated additional cost savings programs throughout fiscal years 2009, 2010, and 2011. These cost savings programs include: (1) reducing headcount, (2) relocating certain job functions to lower cost geographies, including service delivery, customer care, research and development, human resources and finance and (3) eliminating real estate costs associated with unused or under-utilized facilities.

Reductions in headcount included the elimination of redundancies by re-defining and consolidating job functions, reductions in management and in back-office headcount of our sales organization, reduced headcount in our services business, the use of remote monitoring of customer systems, which made our services segment more efficient, and a shift in the mix of the Company’s distribution channels toward the indirect channel which reduced our personnel needs. We were also able to attain additional salary savings as the Company placed greater emphasis on shifting job functions to its shared service centers in India and Argentina.

Reductions in real estate costs were achieved by: (1) eliminating redundant facilities, particularly research and development facilities, in similar geographic areas as part of transitioning and integrating the operations of NES, (2) reductions in headcount, which decreased our real estate needs, and (3) the shift toward the indirect distribution channel. These initiatives enabled us to vacate and consolidate facilities without affecting the quality or distribution of our products and services, and reduce our real estate costs.

In connection with the Merger, the Company rolled out initiatives to eliminate approximately 2,800 employee positions, of which 2,200 positions were located in the U.S. and 600 were located outside the U.S., predominantly in EMEA. In addition, the Company took action to vacate facilities in the U.S., Germany, United Kingdom and the Netherlands. The costs associated with these actions were $330 million and were recorded as a liability in purchase accounting. The liability included $251 million of costs associated with terminated employees and $79 million of lease termination obligations, net of expected future sub-lease income, for the vacated facilities. We partially realized the cost saving benefits associated with these initiatives during the period October 27, 2007 through September 30, 2008 and continued to realize the benefits in fiscal years 2009, 2010 and 2011. The headcount reductions associated with this program were completed in fiscal year 2010. The cash payments associated with the headcount reductions are expected to be completed in fiscal year 2017 and the cash payments associated with the lease obligations are expected to continue through fiscal year 2020.

As described above, the Company initiated additional cost saving programs, which resulted in a reduction of headcount in fiscal year 2009. As a result of these actions, the Company recognized $160 million of business restructuring charges, which were primarily associated with involuntary employee separation actions in EMEA and the U.S. The Company’s workforce at September 30, 2008 and 2009 was approximately 17,500 and 15,500, respectively, which excludes the headcount of our then 59.13% owned subsidiary, AGC, which we sold in August 2010. During fiscal year 2009 the Company also successfully relocated approximately 750 employee positions to our shared service centers in India and Argentina. While we began realizing the benefits of these actions during fiscal year 2009, the personnel reductions and related payments are not expected to be completed until fiscal year 2013. The future rental payments related to operating lease obligations for unused space in connection with the closing or consolidation of facilities during fiscal year 2009 were not material.

During the first quarter of fiscal year 2010, in response to the global economic downturn and in anticipation of the acquisition of NES, the Company implemented initiatives to eliminate overlapping processes and expenses associated with that acquisition. Restructuring charges recorded during fiscal year 2010, net of adjustments to previous periods, were $171 million and included employee separation costs of $147 million associated with involuntary employee severance actions primarily in EMEA and the U.S., as well as $24 million of costs associated with closing and consolidating utilized or under-utilized facilities primarily located in the U.S. and Germany, eliminating redundant facilities in similar geographic areas as part of transitioning and integrating the operations of NES and accounting for reductions in headcount. As part of the acquisition of NES, the Company acquired a workforce of approximately 5,900 and assumed leases in the U.S. that were redundant to existing Avaya facilities, thereby creating excess real estate capacity. The Company’s workforce at September 30, 2009 and 2010 was approximately 15,500 and 18,900, respectively, excluding AGC, which we sold in August 2010. During fiscal year 2010 the Company also successfully relocated approximately 70 employee positions to Argentina. The personnel reductions and related payments identified in this action are expected to be completed in fiscal year 2013. The future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities are expected to continue through fiscal year 2020.

In fiscal year 2011, the Company remained focused on its efforts to streamline operations, generate cost savings and eliminate overlapping processes and expenses. For example, on June 20, 2011, the Company entered into an agreement with the works council representing employees of certain of the Company’s German subsidiaries for the elimination of 210 positions. As a result of this action, during the quarter ending June 30, 2011, the Company recognized incremental restructuring charges of approximately 40 million euros (or $56 million based on the prevailing currency exchange rate on June 20, 2011). These charges consist of severance and employment benefit payments that are expected to be paid through the quarter ending September 30, 2012, including, but not limited to, social pension fund payments and healthcare and unemployment insurance costs to be paid to or on behalf of the affected employees. Additionally, as a result of the workforce reduction plan in Germany, the Company re-measured certain pension benefit plans and recognized a curtailment charge of approximately $7 million. These involuntary employee departures are expected to continue through the quarter ending December 31, 2011. However, we do not expect to incur additional expenses in connection with our agreement with the works council. The program in Germany does allow for additional voluntary personnel reductions in which employees would receive the same or similar benefits as those provided to employees under the agreement with the works council. However, under the related authoritative accounting guidance, the conditions for recognizing such costs have not been met at this time. Further, due to the inherent limitations in estimating the extent of voluntary termination costs, a reliable estimate of the cost of such actions cannot be made at this time.

The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally. Although a specific plan does not exist at this time, the Company may take additional restructuring actions in the future and the costs of those actions could be material. All costs associated with such actions would be recognized in accordance with authoritative accounting guidance and the Company’s accounting policies as outlined in Note 2, “Summary of Significant Accounting Policies – Restructuring Programs” to our audited consolidated financial statements located elsewhere in this Form 10-K. For further details on our restructuring programs see Note 8, “Business Restructuring Reserves and Programs” to our audited consolidated financial statements.

Refinancing of Debt

On February 11, 2011, we successfully completed a debt refinancing that deferred the maturity of $3.18 billion of senior secured loans. As part of the transaction, $2.2 billion outstanding par value of the senior secured term B-1 loans was converted into a new tranche of senior secured term B-3 loans, extending the maturity of that indebtedness from October 26, 2014 to October 25, 2017, and $988 million par value of senior secured incremental term B-2 loans was repaid with the proceeds from a private placement of $1,009 million of senior secured notes, extending the maturity of that indebtedness from October 26, 2014 to April 1, 2019.

On August 8, 2011, the Company amended the terms of the multi-currency revolvers available under its senior secured credit facility and its senior secured multi-currency asset-based revolving credit facility to extend the final maturity of each from October 26, 2013 to October 26, 2016. All other terms and conditions of the senior secured credit facility and the senior secured multi-currency asset-based revolving credit facility remain unchanged.

Key Performance Indicators

Key performance indicators that we use to manage our business and evaluate our financial results and operating performance include: Revenue, Gross Margin, Gross Margin Percentage, Adjusted EBITDA and Cash Balance. We evaluate revenue performance against the overall economic environment, the underlying growth in our core markets, changes in our competitive environment, the impact of new product launches and applications and our customers’ willingness to spend on information technology. Gross margin is primarily affected by our ability to manage costs, including obtaining volume discount pricing from our suppliers and personnel costs. Adjusted EBITDA provides us with a measure of our financial performance based on operational factors that management can impact in the short-term, namely our pricing strategies, volume, costs and expenses of the organization. Cash balance is used as an indicator of the Company’s ability to generate cash flows from operations and to evaluate management’s ability to control its accounts receivable, inventory and accounts payable balances.

These key performance indicators as of and for the fiscal years ended September 30, 2011, 2010, and 2009 were as follows:

	September 30,
	2011(2)	2010(2)	2009
	(dollars in millions)
Revenue	$5,547	$5,060	$4,150
Gross Margin	2,632	2,172	1,866
Gross Margin Percentage	47%	43%	45%
Adjusted EBITDA(1)	971	795	753
Cash Balance	400	579	567

(1)	Adjusted EBITDA is a non-GAAP measure, evaluated by comparing actual results to management forecasts and prior period performance. A definition and explanation of Adjusted EBITDA, as well as a reconciliation of net loss to Adjusted EBITDA, is provided in “EBITDA and Adjusted EBITDA.”
(2)	Our key performance indicators for 2011 and 2010 include the results of the NES business beginning with the first quarter of fiscal year 2010. NES was acquired December 18, 2009.

Selected Segment Information

The Company conducts its business operations in three segments. Two of those segments, Global Communications Solutions, or GCS, and Avaya Networking, or Networking (formerly known as Data Networking or Data), make up the Company’s product portfolio. The third segment contains the Company’s services portfolio and is called Avaya Global Services, or AGS.

In GCS, we deliver business collaboration and communications solutions primarily for unified communications, contact center solutions and small and medium enterprise communications. Our infrastructure and UC application solutions are designed to promote collaboration, innovation, productivity and real-time decision-making by providing business users a highly intuitive and personalized user experience that enables them to collaborate seamlessly across various modes of communication, including voice, video, email, instant messaging, text messaging, web conferencing, voicemail and social networking. Our contact center application solutions are highly reliable, scalable communications-centric applications suites designed to optimize customer service. Our Networking segment provides a broad range of internet protocol networking infrastructure products including ethernet switches, routers and Virtual Private Network appliances, wireless networking routers, access control solutions, unified management solutions and end-to-end virtualization strategies and architectures.

Through our AGS segment we help our customers evaluate, plan, design, implement, support, manage and optimize their enterprise communications networks to help them achieve enhanced business results. Our award-winning service portfolio includes product support, integration and professional and managed services that enable customers to optimize and manage their converged communications networks worldwide.

Deferred Tax Assets

Our deferred tax assets are primarily a result of deductible temporary differences related to pension, tax credit carryforwards, net operating loss or “NOL” carryforwards, and other accruals which are available to reduce taxable income in future periods. As of September 30, 2011, the Company had tax-effected NOL carryforwards of $972 million, comprised of $628 million for U.S. Federal, state and local taxes and $344 million for foreign taxes including $160 million, $110 million and $24 million, in Germany, Luxembourg and France, respectively. U.S. Federal and state NOL carryforwards expire through the year 2031, with the majority expiring in excess of 10 years. The majority of foreign NOL carryforwards have no expiration. Additionally, the Company has various other tax credit carryforwards totaling $66 million. Of this total, $17 million expire within five years, $27 million expire between five and 15 years and $22 million expire in excess of 15 years.

The Internal Revenue Code contains certain provisions which may limit the use of U.S. Federal net operating losses and U.S. Federal tax credits upon a change in ownership (determined under very broad and complex direct and indirect ownership rules) in the Company within a three-year testing period. As a result of the Merger, a significant change in the ownership of the Company occurred that limits, on an annual basis, the Company’s ability to utilize its U.S. Federal NOLs and U.S. Federal tax credits. The Company’s NOLs and tax credits will continue to be available to offset taxable income and tax liabilities (until such NOLs and tax credits are either used or expire) subject to the annual limitation. If the annual limitation amount is not fully utilized in a particular tax year, then the unused portion from that particular tax year will be added to the annual limitation in subsequent years. On June 9, 2011, Parent filed with the SEC a registration statement on Form S-1 (as it may be amended from time to tome) relating to a proposed initial public offering of its common stock. We do not believe that this share issuance will itself, or when aggregated with other prior shareholder ownership changes during the applicable testing period, cause an ownership change that would further limit, on an annual basis, our ability to utilize our current U.S. Federal net operating losses and U.S. Federal tax credits.

In fiscal years 2008 and 2009, we recognized significant impairments of our intangible assets and goodwill which contributed to a significant book taxable loss in the U.S. We also incurred and expect to continue to incur significant interest expense related to our debt and amortization and depreciation expense associated with the step-up in basis of our assets in purchase accounting associated with the Merger and the acquisition of NES. As a result of continuing pre-tax losses incurred subsequent to the Merger, as of September 30, 2011, excluding the U.S. deferred tax liabilities on indefinite-lived intangible assets, our deferred tax assets exceed our deferred tax liabilities in the U.S. and we are in a three-year cumulative book taxable loss position in the U.S.

Further, as a result of operational losses and continued business restructuring accruals in Germany and France as well as intercompany interest expense in Luxembourg, the Company’s subsidiaries in Germany, Luxembourg and France are in a three-year cumulative book taxable loss position.

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considered the scheduled reversal of deferred tax assets and liabilities, projected future taxable income, and certain tax planning strategies in making this assessment. Based on this assessment in fiscal years 2009, 2010 and 2011, the Company determined that it is more likely than not that the U.S., German, Luxembourg and French deferred tax assets will not be realized to the extent they exceed the scheduled reversal of deferred tax liabilities. Accordingly, we have provided a valuation allowance against our U.S., German, Luxembourg and French net deferred tax assets which has and will continue to adversely affect our effective income tax rate.

At September 30, 2011, the valuation allowance of $1,410 million is comprised of $1,052 million relating to U.S. deferred tax assets and $358 million relating to foreign deferred tax assets for which $193 million, $110 million and $24 million relates to our German, Luxembourg and French subsidiaries, respectively. In fiscal year 2011, the Company recorded an increase of $316 million to its valuation allowance. The increase in the valuation allowance is comprised of a $238 million charge included in the provision for income taxes and a $78 million charge to the balance sheet.

Results of Operations

Summary of the Fiscal Year Ended September 30, 2011 Compared with Fiscal Year Ended September 30, 2010

Revenue

Our revenue for fiscal year 2011 and 2010 was $5,547 million and $5,060 million, respectively, an increase of $487 million or 10%. The following table sets forth a comparison of revenue by segment:

	Fiscal years ended September 30,
			Percent of Total Revenue		Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact
In millions	2011	2010	2011	2010
GCS	$2,675	$2,329	49%	46%	15%	14%
Purchase accounting adjustments	(3)	(7)	0%	0%	(1)	(1)
Networking	304	280	5%	5%	9%	8%

Total product revenue	2,976	2,602	54%	51%	14%	13%

AGS	2,573	2,463	46%	49%	4%	3%
Purchase accounting adjustments	(2)	(5)	0%	0%	(1)	(1)

Total service revenue	2,571	2,458	46%	49%	5%	3%

Total revenue	$5,547	$5,060	100%	100%	10%	8%

(1)	Not meaningful

GCS revenue for fiscal year 2011 and 2010 was $2,675 million and $2,329 million, respectively. GCS revenue increased $346 million or 15% primarily due to incremental revenue from the NES business and increased sales volume. The NES business is included in our results for the full fiscal year 2011 as compared to results for fiscal year 2010, which included the results of the NES business for only the period of December 19, 2009 through September 30, 2010. In 2011, GCS revenue also benefited from the introduction of new product offerings during the second half of 2010 and fiscal 2011 and an increase in new Avaya Aura licenses sold. We believe the additional functionality created by our Avaya Aura technology has also resulted in increased demand across many of our infrastructure solutions. The increase in contact center application solutions revenues was driven by new product offerings. These increases were partially offset by the impact of our divestiture of our 59.13% ownership interest in AGC in August 2010. Until August 31, 2010 AGC was our majority-owned subsidiary and its sales to end users were included in our revenues. Our divestiture of AGC allowed us to pursue additional channel partners in India while continuing to sell through AGC.

Networking revenue for fiscal year 2011 and 2010 was $304 million and $280 million, respectively. Networking revenue increased $24 million or 9% primarily due to incremental revenue from the NES business for fiscal year 2011 as compared to results for fiscal year 2010, which included the results of the NES business for only the period of December 19, 2009 through September 30, 2010. Our networking business was acquired as part of the acquisition of NES on December 18, 2009. The addition of the NES businesses has given us a position within the global data networking industry, one in which we did not participate immediately prior to the acquisition.

AGS revenue for fiscal year 2011 and 2010 was $2,573 million and $2,463 million, respectively. AGS revenues increased $110 million or 4% primarily due to incremental revenue from the NES business for fiscal year 2011 as compared to fiscal year 2010, which included the results of the NES business for only the period of December 19, 2009 through September 30, 2010.

The following table sets forth a comparison of revenue by location:

	Fiscal years ended September 30,				Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact
			Percent of Total Revenue
In millions	2011	2010	2011	2010
U.S.	$2,998	$2,764	54%	55%	8%	8%
International:
Germany	505	537	9%	10%	-6%	-7%
EMEA (Excluding Germany)	983	846	18%	17%	16%	14%

Total EMEA	1,488	1,383	27%	27%	8%	6%
APAC—Asia Pacific	515	464	9%	9%	11%	8%
Americas International—Canada and Central and Latin America	546	449	10%	9%	22%	18%

Total International	2,549	2,296	46%	45%	11%	9%

Total revenue	$5,547	$5,060	100%	100%	10%	8%

Revenue in the U.S. for fiscal year 2011 and 2010 was $2,998 million and $2,764 million, respectively. Revenue in the U.S. increased $234 million or 8% primarily due to incremental revenue from the NES business for fiscal year 2011 as compared to results for fiscal year 2010, which included the results of the NES business for only the period of December 19, 2009 through September 30, 2010. This increase also included an increase in sales volume driven by new product offerings. Revenue in EMEA for fiscal year 2011 and 2010 was $1,488 million and $1,383 million, respectively. Revenue in EMEA increased $105 million or 8% primarily due to incremental revenue from the NES business for fiscal year 2011 as compared to results for fiscal year 2010, which included the results of the NES business for only the period of December 19, 2009 through September 30, 2010 and an increase in sales volume of unified communications products. The increase of revenue in EMEA was partially offset by a decrease of revenue in Germany attributable to customers reducing spending on maintenance contracts and the decline in our rental base as lease renewals are typically at lower rates, which is expected to continue in fiscal year 2012. Revenue in APAC and Americas International increased $51 million and $97 million, respectively. The increases were due to incremental revenue from the NES business for fiscal year 2011 as compared to results for fiscal year 2010, which included the results of the NES business for only the period of December 19, 2009 through September 30, 2010, increased sales volume driven by new product offerings and an increase in professional services, as well as the favorable impact of foreign currency. The increase in revenue in APAC was partially offset by the impact of our divestiture of AGC in August 2010. Although we continue to market to end users in the APAC region through the indirect channel using AGC as a business partner, sales through our indirect channel generally generate lower top line revenue due to volume discounts.

The following table sets forth a comparison of revenue from sales of products by channel:

	Fiscal years ended September 30,
			Percent of Product Revenue		Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact
In millions	2011	2010	2011	2010
Direct	$700	$763	24%	29%	-8%	-10%
Indirect	2,276	1,839	76%	71%	24%	23%

Total sales of products	$2,976	$2,602	100%	100%	14%	13%

The percentage of product sales through the indirect channel increased by 5 percentage points to 76% in fiscal year 2011 as compared to 71% in fiscal year 2010. The increase was primarily attributable to the impact of the sale of AGC in August 2010. As a result of our divestiture of AGC, we continue to market to end users through

AGC and those sales in fiscal year 2011 are included in our indirect revenues. Until August 31, 2010 AGC was our majority-owned subsidiary and its sales to end users were included in our direct revenues. In addition, the increase is also attributable to the incremental product sales from the NES business, which, prior to the acquisition of NES, were substantially generated through the indirect channel. Due to higher volume discounts, sales through the indirect channel generally generate lower margins than direct sales. However, our use of the indirect channel lowers selling expenses and allows us to reach more end users.

Gross Margin

The following table sets forth a comparison of gross margin by segment:

	Fiscal years ended September 30,
			Percent of Revenue
In millions	2011	2010	2011	2010	Change
GCS margin	$1,532	$1,249	57.3%	53.6%	$283	23%
Networking margin	131	117	43.1%	41.8%	14	12%
AGS margin	1,222	1,119	47.5%	45.4%	103	9%
Amortization of technology intangible assets and the impact of purchase accounting adjustments	(253)	(313)	(1)	(1)	60	(1)

Total gross margin	$2,632	$2,172	47.4%	42.9%	$460	21%

(1)	Not meaningful

Gross margin for fiscal year 2011 and 2010 was $2,632 million and $2,172 million, respectively. Gross margin increased by $460 million or 21% primarily due to the incremental margin from the NES business for fiscal year 2011 as compared to results for fiscal year 2010, which included the results of the NES business for only the period of December 19, 2009 through September 30, 2010 and an increase in sales volume. The gross margin percentage increased to 47.4% for fiscal year 2011 from 42.9% for the fiscal year 2010. The increase in gross margin and gross margin percentage is primarily due to higher sales volume which leveraged our fixed costs, prior period cost saving initiatives including exiting facilities and reducing the workforce and relocating positions to lower-cost geographies and lower amortization of technology intangible assets, partially offset by higher costs associated with our employee incentive programs, which are driven by our actual financial results relative to established targets.

GCS gross margin for fiscal year 2011 and 2010 was $1,532 million and $1,249 million, respectively. GCS gross margin increased $283 million or 23% primarily due to the incremental margin provided by the NES business for fiscal year 2011 as compared to results for fiscal year 2010, which included the results of the NES business for only the period of December 19, 2009 through September 30, 2010 and an increase in sales volume driven by new product offerings. The GCS gross margin percentage increased to 57.3% for fiscal year 2011 from 53.6% for fiscal year 2010. The increase in gross margin percentage is primarily due to the increase in sales volume which leveraged our fixed costs and prior period cost saving initiatives including exiting facilities and reducing the workforce and relocating positions to lower-cost geographies.

Networking gross margin for the fiscal year 2011 and 2010 was $131 million and $117 million, respectively. Our data business was acquired as part of the acquisition of NES on December 18, 2009. Results for fiscal year 2011 includes the impact of the NES business for the entire year as compared to fiscal year 2010, which included the results of the NES business for only the period of December 19, 2009 through September 30, 2010. The gross margin percentage increased to 43.1% for fiscal year 2011 from 41.8% in fiscal year 2010. The increase in gross margin percentage is primarily due to a reduction in costs of our networking products, partially offset by pricing pressures impacting revenues.

AGS gross margin for fiscal year 2011 and 2010 was $1,222 million and $1,119 million, respectively. AGS gross margin increased $103 million or 9% primarily due to an increase in revenues from professional services. The increase in AGS gross margin also included the incremental margin provided by the NES business for fiscal year 2011 as compared to results for fiscal year 2010, which included the results of the NES business for only the period of December 19, 2009 through September 30, 2010. The AGS gross margin percentage increased to 47.5% for fiscal year 2011 from 45.4% for fiscal year 2010. The change in gross margin percentage is primarily attributable to the continued benefit from cost saving initiatives, which include the benefit of productivity improvements from reducing the workforce and relocating positions to lower cost geographies partially offset by the effects of the acquired NES business for the period December 19, 2009 through September 30, 2010. The acquired NES business historically experienced lower services margins prior to the acquisition. Accordingly, the acquisition of NES negatively impacts the gross margin percentage of AGS for the period presented.

Total gross margin for fiscal year 2011 and 2010 included the effect of certain acquisition adjustments including the amortization of acquired technology intangibles and the amortization of the inventory step-up related to the acquisition of NES and the Merger.

Operating expenses

	Fiscal years ended September 30,
			Percent of Revenue
In millions	2011	2010	2011	2010	Change
Selling, general and administrative	$1,845	$1,721	33.3%	34.0%	$124	7%
Research and development	461	407	8.3%	8.0%	54	13%
Amortization of intangible assets	226	218	4.1%	4.3%	8	4%
Impairment of long-lived assets	—	16	0.0%	0.3%	(16)	-100%
Restructuring charges, net	189	171	3.4%	3.4%	18	11%
Acquisition-related costs	5	20	0.1%	0.4%	(15)	-75%

Total operating expenses	$2,726	$2,553	49.2%	50.4%	$173	7%

SG&A expenses for fiscal year 2011 and 2010 were $1,845 million and $1,721 million, respectively, an increase of $124 million. The increase in expenses was due to incremental SG&A expenses incurred by the NES business for fiscal year 2011 as compared to results for fiscal year 2010, which included the results of the NES business for only the period of December 19, 2009 through September 30, 2010. In addition, the increases included unfavorable impacts of foreign currency, as well as higher costs under our employee incentive plans, which are driven by actual results versus established targets. These increases were partially offset by decreases in integration-related costs. Integration-related costs included in SG&A were $102 million and $154 million for fiscal year 2011 and 2010, respectively. Integration-related costs primarily represent third-party consulting fees and other administrative costs associated with consolidating and coordinating the operations of Avaya and NES. These costs were incurred in connection with, among other things, the on-boarding of NES personnel, developing compatible IT systems and internal processes, and developing and implementing a strategic operating plan to enable a smooth transition with minimal disruption to NES customers. Such costs also include fees paid to certain Nortel-controlled entities for logistics and other support functions being performed on a temporary basis pursuant to a transition services agreement. SG&A also decreased as a result of the continued benefit from cost savings initiatives implemented in prior periods, which included exiting facilities and reducing the workforce and relocating positions to lower-cost geographies and the impact of our divestiture of AGC in August 2010. Until August 31, 2010 AGC was our majority-owned subsidiary and its SG&A expenses were included in our SG&A expenses.

R&D expenses for fiscal year 2011 and 2010 were $461 million and $407 million, respectively, an increase of $54 million. The increase in R&D expenses was due to incremental R&D expenses from the acquired NES business for fiscal year 2011 as compared to results for fiscal year 2010, which included the results of the NES business for only the period of December 19, 2009 through September 30, 2010, as well as higher costs under our employee incentive programs. This increase was partially offset by reductions resulting from continued focus on cost saving initiatives and the re-prioritization of projects.

Amortization of intangible assets for fiscal year 2011 and 2010 was $226 million and $218 million, respectively, an increase of $8 million.

Our acquisition of NES provided us with access to several proprietary technologies that previously were not available to Avaya. Some of these technologies, based on their functionality, overlapped with our pre-existing technologies. In order to realize synergies and reduce our expenditures on research and development and marketing, the number of technologies Avaya supports is being reduced. As a result, we identified certain technologies associated with our GCS products segment that are redundant to others that Avaya no longer aggressively develops and markets. The Company recorded an impairment charge of $16 million in fiscal year 2010 associated with these technologies. The Company determined that no events or circumstances changed during fiscal year 2011 that would indicate that any technologies were impaired.

Restructuring charges, net, for fiscal year 2011 and 2010 were $189 million and $171 million, respectively, an increase of $18 million. During fiscal years 2011 and 2010, we continued our focus on controlling costs. In response to the global economic climate and in anticipation of the acquisition of NES, we began implementing additional initiatives designed to streamline our operations, generate cost savings, and eliminate overlapping processes and expenses associated with the NES business. These initiatives include exiting facilities and reducing the workforce or relocating positions to lower cost geographies. Restructuring charges recorded during fiscal year 2011 include employee separation costs of $153 million and lease obligations of $36 million. Employee separation charges for this period include $56 million associated with an agreement reached with the works council representing employees of certain of the Company’s German subsidiaries for the elimination of 210 employee positions. Severance and employment benefits payments associated with this action are expected to be paid through the quarter ending September 30, 2012, and include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. These employee departures are expected to continue through the quarter ending December 31, 2011. However, we do not expect to incur additional expenses in connection with our agreement with the works council. The program in Germany does allow for additional voluntary personnel reductions in which employees would receive the same or similar benefits as those provided to employees under the agreement with the works council. However, under the related authoritative accounting guidance, the conditions for recognizing such costs have not been met at this time. Further, due to the inherent limitations in estimating the extent of voluntary termination costs, a reliable estimate of the cost of such actions cannot be made at this time. For fiscal year 2011, lease obligations included in restructuring charges represent the remaining lease obligations associated with facilities vacated during the period primarily in Ireland and the U.S. Restructuring charges recorded during fiscal year 2010 include employee separation costs of $147 million and lease obligations of $24 million and primarily include costs associated with involuntary employee severance actions in EMEA and the U.S. and facilities vacated during the period primarily in the U.S. and United Kingdom. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally. Although a specific plan does not exist at this time, the Company may take additional restructuring actions in the future and the costs of those actions could be material. All costs associated with such actions would be recognized in accordance with authoritative accounting guidance and the Company’s accounting policies.

Acquisition-related costs for fiscal year 2011 and 2010 were $5 million and $20 million, respectively, a decrease of $15 million, and include third-party legal and other costs related to business acquisitions in fiscal year 2011 and the acquisition of NES in fiscal year 2010.

Operating Loss

Operating loss for fiscal year 2011 was $94 million compared to $381 million for fiscal year 2010.

Results for fiscal year 2011 include the impact of the operating results associated with the NES business, which includes the effect of certain acquisition adjustments and the amortization of acquired technology and customer intangibles, for fiscal year 2011 as compared to results for fiscal year 2010, which included the results of the NES business for only the period of December 19, 2009 through September 30, 2010. In addition, for fiscal year 2011, we incurred integration-related costs (included in SG&A and elsewhere) of $132 million and acquisition-related costs of $5 million, as described above. For fiscal year 2010, we incurred integration-related costs (included in SG&A and elsewhere) of $208 million, acquisition-related costs of $20 million and an impairment of $16 million to our long-lived assets.

Our operating loss for fiscal year 2011 includes non-cash expenses for depreciation and amortization of $653 million and share-based compensation of $12 million. Operating income before non-cash depreciation and amortization and share-based compensation was $571 million for fiscal year 2011. Our operating loss for fiscal year 2010 includes non-cash expenses for depreciation and amortization of $691 million and share-based compensation of $19 million. Operating income before non-cash depreciation and amortization and share-based compensation was $329 million for fiscal year 2010.

Interest Expense

Interest expense for fiscal year 2011 and 2010 was $460 million and $487 million, which includes non-cash interest expense of $42 million and $105 million, respectively. Non-cash interest expense for fiscal year 2011 includes (1) amortization of debt issuance costs, (2) accretion of debt discount attributable to our senior secured incremental term B-2 loans, which were issued in connection with the acquisition of NES, through February 11, 2011, the date on which those loans were repaid in full, and (3) accretion of debt discount attributable to our senior secured term B-3 loans, which were issued on February 11, 2011 as a result of the modification to certain provisions of the senior secured credit facility. Non-cash interest expense for fiscal year 2010 includes (1) amortization of debt issuance costs, (2) accretion of debt discount attributable to our senior secured incremental term B-2 loans and (3) PIK interest, which we elected to finance through our senior unsecured PIK toggle notes for the period of May 1, 2009 through October 31, 2009 and November 1, 2009 through April 30, 2010.

Cash interest expense for fiscal year 2011 increased as a result of (1) our election to pay cash interest on our senior unsecured PIK toggle notes for the periods of May 1, 2010 through October 31, 2010, November 1, 2010 through April 30, 2011, and May 1, 2011 through October 31, 2011, and (2) the amendment and restatement of the senior secured credit facility. The amendment and restatement of the senior secured credit facility permitted the extension of the maturity of a portion of the senior secured term B-1 loans representing outstanding principal amounts of $2.2 billion from October 26, 2014 to October 26, 2017 by converting such loans into a new tranche of senior secured B-3 loans that bear interest at a higher rate per annum than the senior secured term B-1 loans that they replaced. This increase was partially offset by decreased cash interest expense as a result of the expiration of certain interest rate swap contracts associated with our senior secured credit facility. See Note 9, “Financing Arrangements” to our audited consolidated financial statements for further details on the amendment and extension of the senior secured credit facility.

Loss on Extinguishment of Debt

In connection with the issuance of the senior secured notes and the payment in full of the senior secured incremental term B-2 loans, we recognized a loss on extinguishment of debt for fiscal year 2011 of $246 million. The loss represents the difference between the reacquisition price of the senior secured incremental term B-2 loans (including $1 million of consent fees paid to the holders of the senior secured incremental term B-2 loans that consented to the amendment and restatement of the senior secured credit facility) and the carrying value of the senior secured incremental term B-2 loans (including unamortized debt discount and debt issue costs). See Note 9, “Financing Arrangements” to our audited consolidated financial statements for further details on the issuance of our senior secured notes and repayment of the senior secured incremental term B-2 loans.

Other Income, Net

Other income, net for fiscal year 2011 and 2010 was $5 and $15 million, respectively, a decrease of $10 million. For fiscal year 2011 other income, net includes fees paid to third parties in connection with the modification of the senior secured term B-1 loan of $9 million offset by interest income and net foreign currency transaction gains. For fiscal year 2010 other income, net includes interest income and a $7 million gain on our divestiture of AGC.

Provision for Income Taxes

The provision for income taxes was $68 million and $18 million for fiscal year 2011 and 2010, respectively. The effective tax rate for fiscal year 2011 and 2010 was 8.5% and 2.1%, respectively, and differs from the U.S. Federal tax rate primarily due to the effect of taxable income in non-U.S. jurisdictions and the valuation allowance principally established against our U.S. deferred tax assets. Additionally, the tax provision for fiscal year 2011 includes an $8 million benefit for the reversal of a valuation allowance related to NOLs, which are now expected to be utilized by a non-U.S. entity and a $5 million benefit for a reduction in unrecognized tax benefits due to reduction of uncertain tax positions plus the reversal of interest in the amount of $3 million. The tax benefit for fiscal year 2010 includes a $10 million reduction in our unrecognized tax benefits due to the settlement of a tax issue plus the reversal of interest in the amount of $5 million.

Summary of the Fiscal Year Ended September 30, 2010 Compared with Fiscal Year Ended September 30, 2009

Revenue

Our revenue for fiscal year 2010 and 2009 was $5,060 million and $4,150 million, respectively, an increase of $910 million or 22%. The following table sets forth a comparison of revenue by segment:

	Fiscal year ended September 30,
			Percent of Total Revenue		Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact
In millions	2010	2009	2010	2009
GCS	$2,329	$1,939	46%	46%	20%	19%
Purchase accounting adjustments	(7)	(16)	0%	0%	(1)	(1)
Networking	280	—	5%	0%	(1)	(1)

Total product revenue	2,602	1,923	51%	46%	35%	34%

AGS	2,463	2,227	49%	54%	11%	10%
Purchase accounting adjustments	(5)	—	0%	0%	(1)	(1)

Total service revenue	2,458	2,227	49%	54%	10%	10%

Total revenue	$5,060	$4,150	100%	100%	22%	21%

(1)	Not meaningful

GCS revenue for fiscal year 2010 and 2009 was $2,329 million and $1,939 million, respectively. GCS revenue increased $390 million or 20% primarily due to incremental revenue from the NES business and the favorable impact of foreign currency. The increase in GCS revenues was partially offset by lower sales volume of communications infrastructure solutions which is primarily attributable to global economic conditions and cautious spending by Avaya’s established customer base as Avaya’s product line was in transition during the first half of fiscal year 2010. The acquisition of NES in fiscal year 2010 resulted in an increase in the number of products under development and presented challenges in sales force and partner training and product positioning. We believe this resulted in lower comparable revenues during the first half of fiscal year 2010 as many customers curtailed purchases and upgrades until we completed the integration of the Avaya and NES product portfolios. During the second half of fiscal year 2010, we completed the integration of the Avaya and NES product lines as we continued to execute our new product roadmap and launched a series of new products across our portfolio. For example, we released the Avaya Aura 6.0 platform for call control and session management, along with solutions in messaging, conferencing and presence services, delivering an integrated platform that supports voice, video and IM communications. We also released a new contact center solution suite including intelligent software routing, IP Office 7.0 and our new video portfolio consisting of the Avaya Flare Experience, the Avaya Desktop Video Device and the Avaya 1000 Series Video Conferencing system of endpoints for desktop and conference rooms.

Networking revenue for fiscal year 2010 was $280 million. Our networking business was acquired as part of the acquisition of NES on December 18, 2009, which gave Avaya a modest position within the global data networking industry.

AGS revenue for fiscal year 2010 and 2009 was $2,463 million and $2,227 million, respectively. AGS revenue increased $236 million or 11% primarily due to incremental revenue from the NES business and the favorable impact of foreign currency. The increase in AGS revenues was partially offset by lower revenues due to customers reducing their spending by cancelling or reducing maintenance contract services, which we believe was in response to economic conditions. As we implemented the strategic decision to broaden our market coverage through the indirect channel, we incurred a loss of certain service agreements to channel partners. In addition, due to the decline in comparable product revenues, associated revenues for certain product support, implementation and professional services also declined.

The following table sets forth a comparison of revenue by location:

	Fiscal years ended September 30,
			Percent of Total Revenue		Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact
In millions	2010	2009	2010	2009
U.S.	$2,764	$2,276	55%	55%	21%	21%
International:
Germany	537	579	10%	14%	-7%	-8%
EMEA (Excluding Germany)	846	613	17%	15%	38%	38%

Total EMEA	1,383	1,192	27%	29%	16%	16%
APAC—Asia Pacific	464	350	9%	8%	33%	29%
Americas International—Canada and Central and Latin America	449	332	9%	8%	35%	29%

Total International	2,296	1,874	45%	45%	23%	20%

Total revenue	$5,060	$4,150	100%	100%	22%	21%

Revenue in the U.S. for fiscal year 2010 and 2009 was $2,764 million and $2,276 million, respectively. Revenue in the U.S. increased $488 million or 21% primarily due to incremental revenue from the NES business partially offset by a decline in services revenue due to customers cancelling or renegotiating maintenance contracts, a decrease in demand as a result of the global economy and cautious spending by our customers, as well as the curtailment of purchases and upgrades by many customers while the Company completed its consolidation of the NES and Avaya product lines. Revenue in EMEA for fiscal year 2010 and 2009 was $1,383 million and $1,192 million, respectively. Revenue in EMEA increased $191 million or 16% primarily as a result of incremental revenue from the NES business and the favorable impact of foreign currency. The increase was partially offset by decreases attributable to the exiting of lower-margin product and service offerings and weakness in the European economy. Excluding the impacts of the incremental revenue from the NES business and foreign currency, revenues in APAC increased slightly, while revenues in Central and Latin America, or CALA, decreased slightly.

We continue to expand our market coverage by investing more in the indirect channel through our partners worldwide, including system integrators, service providers, value-added resellers and business partners that provide sales and service support. The following table sets forth a comparison of revenue from sales of products by channel.

	Fiscal years ended September 30,
			Percent of Product Revenue		Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact
In millions	2010	2009	2010	2009
Direct	$763	$900	29%	47%	-15%	-17%
Indirect	1,839	1,023	71%	53%	80%	79%

Total sales of products	$2,602	$1,923	100%	100%	35%	34%

The percentage of product sales through the indirect channel increased by 18 percentage points to 71% in fiscal year 2010 as compared to 53% in fiscal year 2009. The increase was predominantly attributable to the incremental product sales from the NES business, which, prior to the acquisition of NES, were substantially generated through the indirect channel. Excluding the impact of NES, the percentage of product sales through the indirect channel also increased for fiscal year 2010 as compared to fiscal year 2009. As a result of higher volume discounts, sales through the indirect channel generally generate lower margins than direct sales. Avaya’s use of the indirect channel lowers selling expenses and allows us to reach more end users.

Gross Margin

The following table sets forth a comparison of gross margin by segment:

	Fiscal years ended September 30,
			Percent of Revenue
In millions	2010	2009	2010	2009	Change
GCS margin	$1,249	$1,066	53.6%	55.0%	$183	17%
Networking margin	117	—	41.8%	(1)	117	(1)
AGS margin	1,119	1,065	45.4%	47.8%	54	5%
Amortization of technology intangible assets and the impact of purchase accounting adjustments	(313)	(265)	(1)	(1)	(48)	(1)

Total gross margin	$2,172	$1,866	42.9%	45.0%	$306	16%

(1)	Not meaningful

Gross margin for fiscal year 2010 and 2009 was $2,172 million and $1,866 million, respectively. Gross margin increased by $306 million or 16% primarily due to the incremental margin from the NES business and the favorable impact of foreign currency.

GCS gross margin for fiscal year 2010 and 2009 was $1,249 million and $1,066 million, respectively. GCS gross margin increased $183 million or 17% primarily due to incremental margin provided by the NES business and the favorable impact of foreign currency. The increase in gross margin was partially offset by the decline in sales volume and pricing in the U.S. and EMEA. The GCS gross margin percentage decreased to 53.6% for fiscal year 2010 from 55.0% for fiscal year 2009. The decrease in gross margin percentage is primarily due to the lower gross margin percentage of the NES business.

Networking gross margin for fiscal year 2010 was $117 million with a gross margin percentage of 41.8%. We acquired our networking business as part of the acquisition of NES on December 18, 2009. The addition of the NES business has given us a position within the global data networking industry, one in which we did not participate immediately prior to the acquisition.

AGS gross margin for fiscal year 2010 and 2009 was $1,119 million and $1,065 million, respectively. AGS gross margin increased $54 million or 5% primarily due to incremental margin provided by the NES business and the favorable impact of foreign currency. The AGS gross margin percentage decreased to 45.4% for fiscal year 2010 from 47.8% for fiscal year 2009. The decrease in gross margin percentage is primarily due to the lower gross margin percentage of the NES business.

Total gross margin for fiscal year 2010 and 2009 included the effect of certain acquisition adjustments including the amortization of acquired technology intangibles and the amortization of the inventory step-up related to the acquisition of NES and the Merger.

Operating expenses

	Fiscal years ended September 30,
			Percent of Revenue
In millions	2010	2009	2010	2009	Change
Selling, general and administrative	$1,721	$1,272	34.0%	30.7%	$449	35%
Research and development	407	309	8.0%	7.4%	98	32%
Amortization of intangible assets	218	207	4.3%	5.0%	11	5%
Impairment of long-lived assets	16	2	0.3%	0.0%	14	700%
Impairment of indefinite-lived intangible assets	—	60	0.0%	1.4%	(60)	-100%
Goodwill impairment	—	235	0.0%	5.7%	(235)	-100%
Restructuring charges, net	171	160	3.4%	3.9%	11	7%
In-process research and development charge	—	12	0.0%	0.3%	(12)	-100%
Acquisition-related costs	20	29	0.4%	0.7%	(9)	-31%

Total operating expenses	$2,553	$2,286	50.4%	55.1%	$267	12%

SG&A expenses for fiscal year 2010 and 2009 were $1,721 million and $1,272 million, respectively, an increase of $449 million. The increase was due to incremental SG&A expenses arising as a result of operating the acquired NES business, as well as integration-related costs included in SG&A of $154 million for fiscal year 2010 and an unfavorable foreign currency impact. Integration-related costs primarily represent third-party consulting fees and other administrative costs associated with consolidating and coordinating the operations of Avaya and NES. These costs were incurred in connection with, among other things, the on-boarding of NES personnel, developing compatible IT systems and internal processes and developing and implementing a strategic operating plan to help enable a smooth transition with minimal disruption to NES customers. Such costs also include fees paid to certain Nortel-controlled entities for logistics and other support functions being performed on a temporary basis pursuant to a transition services agreement. These costs were partially offset by the continued benefit from cost savings initiatives.

R&D expenses for fiscal year 2010 and 2009 were $407 million and $309 million, respectively, an increase of $98 million. The increase was due to incremental R&D expenses incurred by the NES business and an unfavorable foreign currency impact. The increase was partially offset by reductions resulting from continued focus on cost saving initiatives and the re-prioritization of projects.

Amortization of intangible assets for fiscal year 2010 and 2009 was $218 million and $207 million, respectively, an increase of $11 million. The increase was due to amortization related to intangible assets acquired in connection with the acquisition of NES.

Our acquisition of NES provided us with access to several proprietary technologies that previously were not available to Avaya. Some of these technologies, based on their functionality, overlapped with our pre-existing technologies. In order to realize synergies and reduce our expenditures on research and development and marketing, the number of technologies Avaya supported was reduced. As a result, we identified certain technologies associated with our products segment that were redundant to others which Avaya no longer aggressively develops and markets. The Company recorded an impairment charge of $16 million in the three months ended December 31, 2009 associated with these technologies. During fiscal year 2009, we also recognized an impairment loss of $2 million relating to capitalized software. Based on our analysis, we determined that this asset had no future use to the Company.

During the second quarter of fiscal year 2009, we recognized impairment losses associated with our indefinite-lived intangible assets of $60 million and goodwill of $235 million. During the three months ended March 31, 2009, the global economic downturn experienced during 2008 continued and negatively affected most of our markets beyond the Company’s expectations utilized in its annual testing of goodwill at September 30, 2008. Several of the Company’s customers and competitors had reduced their financial outlooks or disclosed that they were experiencing very challenging market conditions with little visibility of a rebound. As a result we had seen indications that enterprises were not willing to spend on enterprise communications technology, and the rate of revenue growth we experienced in previous years was not expected to resume in the near term. Our product revenues for the six months ended March 31, 2009 were down 25% when compared to the same period of the prior year. Reductions in spending, access to credit, employment variability, corporate profit growth, interest rates, energy prices, and other factors in specific markets were expected to further impact corporate willingness to spend on communications technology in the near term. In March 2009, in response to these adverse business indicators and the rapidly declining revenue trends experienced during the second quarter of our 2009 fiscal year, we reduced our near-term and long-term revenue projections. As a result of the deteriorating business climate during the second quarter of fiscal year 2009, we determined that our long-lived assets and goodwill should be tested for potential impairment.

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

We also performed an analysis of goodwill for impairment. Based on our performance of step one of the goodwill impairment test, we determined that the net book value of two of our GCS reporting units exceeded their estimated fair values. Based on the second step of the goodwill impairment test, we determined that the book value of goodwill of one of the two reporting units exceeded its implied fair value. Accordingly, we wrote down the goodwill balance by $235 million as of March 31, 2009 in order to state the goodwill balance of that reporting unit at its implied fair value. The reduced valuation of the affected reporting unit reflects the additional market risks, higher discount rates and the lower sales forecasts for one of the Company’s GCS product lines consistent with economic trends at that time. Specifically, the valuations at March 31, 2009 and September 30, 2008, were prepared assuming, among other things, discount rates of 14% and 13% and long-term growth rates of 3% and 3%, respectively. These key assumptions, along with other assumptions for lower short-term revenue growth rates, increased restructuring charges and changes in other operating costs and expenses resulted in lower estimated values for our reporting units. Although we did not identify a specific timetable for the full recovery of the economy within our forecasts, we provided for lower short-term growth and projected revenue growth to normalize over time. The adverse effect of these changes in assumptions was further compounded for the remainder of fiscal year 2009 and beyond, as the growth rate assumptions were applied to our actual results through March 31, 2009, which were below the levels estimated in September 2008. We do not believe that our historical results, which were impacted by the downturn in the global economy, are indicative of our future operating results.

Upon classification of the AGC business, which represents a portion of certain GCS and AGS reporting units, as held for sale, the Company tested the goodwill remaining in the portion of the reporting units to be retained for impairment in accordance with the authoritative guidance. Based on this goodwill impairment test, the Company determined that the respective book values for these reporting units did not exceed their estimated fair values and that it was not necessary to record impairment charges. Excluding the AGC transaction, which requires that goodwill be tested for impairment, the Company determined that no events occurred or circumstances changed during fiscal year 2010 that would indicate that the fair value of a reporting unit may be below its carrying amount.

At September 30, 2010 and 2009, the Company performed its annual test of recoverability of indefinite-lived intangible assets and its annual goodwill impairment test. The Company determined that the respective book values of the Company’s reporting units did not exceed their estimated fair values and therefore no impairment existed. However, if market conditions continue to deteriorate, or if we are unable to execute on our cost reduction efforts and other strategies, it may be necessary to record additional impairment charges in the future. See Note 5, “Goodwill,” and Note 6, “Intangible Assets,” to our audited consolidated financial statements included elsewhere in this Form 10-K.

Restructuring charges, net for fiscal year 2010 and 2009 were $171 million and $160 million, respectively, an increase of $11 million. During fiscal year 2010, we continued our focus on controlling costs. In response to the global economic climate and in anticipation of the acquisition of NES, we began implementing additional initiatives designed to streamline our operations, generate cost savings and eliminate overlapping processes and expenses associated with the NES business. These initiatives include exiting facilities and reducing the workforce or relocating positions to lower cost geographies. Restructuring charges recorded during fiscal year 2010 include employee separation costs primarily associated with involuntary employee severance actions in EMEA and the U.S. As the Company continues to evaluate its cost structure, additional restructuring opportunities may be identified.

As fully discussed in Note 4, “Business Combinations and Other Transactions,” to our audited consolidated financial statements, as a result of our acquisition of Adomo, Inc., or Adomo, a developer of unified messaging solutions, the Company recognized IPRD charges in fiscal year 2009 of $12 million. IPRD represents certain technologies expected to enhance the Company’s products when completed in future years and were recorded in purchase accounting of the acquisition of Adomo at their estimated fair values. At the time of the acquisition of Adomo and the Merger, these technologies were in the initial development stages and did not meet the technological feasibility standard necessary for capitalization. Accordingly, these amounts were charged to the Consolidated Statement of Operations at the date of the acquisition of Adomo and completion of the Merger.

Acquisition-related costs for fiscal year 2010 and 2009 were $20 million and $29 million, and include legal and other costs related to the acquisition of NES.

Operating Loss

Our operating loss for fiscal year 2010 was $381 million compared to $420 million for fiscal year 2009, a decrease of $39 million.

For the period December 19, 2009 through September 30, 2010, results include the impact of the unfavorable operating results from the acquisition of NES, which includes the effect of certain acquisition adjustments and the amortization of acquired technology and customer intangibles. In addition, we incurred integration costs (included in SG&A and elsewhere) of $208 million, restructuring charges that were $11 million higher for fiscal year 2010 as compared to fiscal year 2009 and an impairment of $16 million to our long-lived assets, as described above. For fiscal year 2009, results included the impact of the impairment of goodwill and indefinite-lived intangible assets of $235 million and $60 million, respectively,

Our operating loss for fiscal year 2010 includes non-cash expenses for depreciation and amortization of $691 million and share-based compensation of $19 million. Operating income before non-cash depreciation and amortization and share-based compensation was $329 million for fiscal year 2010. Our operating loss for fiscal year 2009 includes non-cash expenses for depreciation and amortization of $652 million and share-based compensation of $10 million. Operating income before non-cash depreciation and amortization and share-based compensation was $242 million for fiscal year 2009.

Interest Expense

Interest expense for fiscal year 2010 and 2009 was $487 million and $409 million, which includes non-cash interest expense of $105 million and $57 million, respectively. Non-cash interest expense for fiscal year 2010 includes (1) amortization of debt issuance costs, (2) accretion of debt discount attributable to our senior secured incremental term B-2 loans issued in connection with the acquisition of NES and (3) PIK interest for the period of October 1, 2009 through April 30, 2010 which we elected to finance through the senior unsecured PIK toggle notes. Non-cash interest expense for fiscal year 2009 represents (1) amortization of debt issuance costs and (2) PIK interest for the period of May 1, 2009 through September 30, 2009 which we elected to finance through the senior unsecured PIK toggle notes.

Cash interest expense for fiscal year 2010 increased as a result of cash interest expense associated with the senior secured incremental term B-2 loans issued in connection with the acquisition of NES. This increase was partially offset by decreased cash interest expense as a result of lower interest rates combined with the expiration of certain interest rate swap contracts associated with the term B-1 loans under the senior secured credit facility issued in connection with the Merger, combined with the fact that the Company elected to pay in kind interest on the senior unsecured PIK toggles notes for a longer period during 2010 than compared to 2009.

Other Income, Net

Other income, net for fiscal year 2010 was $15 million as compared to $14 million for fiscal year 2009, an increase of $1 million. Net foreign currency transaction losses were $1 million for fiscal year 2010 as compared to a net gain of $8 million for fiscal year 2009. Interest income was $5 million and $6 million for fiscal year 2010 and 2009, respectively. The decrease in net foreign currency transaction gains and losses is consistent with the weakening of the U.S. dollar during fiscal year 2010 and its negative impact on certain foreign currency hedges. The decrease in interest income for fiscal year 2010 is due to a decrease in interest rates earned on cash balances compared to fiscal year 2009. Also included in fiscal year 2010 is a $7 million gain on our divestiture of AGC.

Provision for (Benefit from) Income Taxes

The provision for income taxes was $18 million and $30 million for fiscal year 2010 and 2009, respectively. The effective tax rate for fiscal year 2010 and 2009 was 2.1% and 3.7%, respectively. The rates differ from the U.S. Federal tax rate primarily due to the effect of taxable income in non-U.S. jurisdictions and due to the valuation allowance established principally against our U.S. deferred tax assets.

Liquidity and Capital Resources

Our existing cash balance generated by operations and borrowings available under our credit facilities are our primary sources of short-term liquidity. Based on our current level of operations, we believe these sources will be adequate to meet our liquidity needs for the next several years. As part of our analysis, we have assessed the implications of the recent financial events on our current business and determined that these market conditions have not resulted in an inability to meet our obligations as they come due in the ordinary course of business and have not had a significant impact on our liquidity as of September 30, 2011. However, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facilities in an amount sufficient to enable us to repay our indebtedness, including the notes, or to fund our other liquidity needs.

Our cash and cash equivalents balance at September 30, 2011 and 2010 was $400 million and $579 million, respectively, a decrease of $179 million. Cash and cash equivalents at September 30, 2011 and 2010 does not include restricted cash of $1 million and $28 million, respectively. The restricted cash balance at September 30, 2010 related primarily to the securing of a standby letter of credit related to a facility lease in Germany, which was classified as other non-current assets, and is now secured by a letter of credit issued under our senior secured multi-currency asset-based revolving credit facility as of September 30, 2011.

Sources and Uses of Cash

The following table provides the condensed statements of cash flows for the periods indicated:

	Fiscal years ended September 30,
In millions	2011	2010	2009
Net cash (used for) provided by:
Net loss	$(863)	$(871)	$(845)
Adjustments to reconcile net loss to net cash used for operating activities	630	880	976
Changes in operating assets and liabilities	(67)	33	111

Operating activities	(300)	42	242
Investing activities	(101)	(864)	(155)
Financing activities	228	853	(101)
Effect of exchange rate changes on cash and cash equivalents	(6)	(19)	2

Net (decrease) increase in cash and cash equivalents	(179)	12	(12)
Cash and cash equivalents at beginning of year	579	567	579

Cash and cash equivalents at end of year	$400	$579	$567

Operating Activities

Cash used for operating activities was $300 million for fiscal year 2011 as compared to cash provided by operating activities of $42 million for fiscal year 2010. The change in cash used for operating activities for fiscal year 2011 as compared to fiscal year 2010 was primarily due to the payment of the discount upon redemption of the incremental term B-2 loans of $291 million combined with higher cash interest expense and changes in operating assets and liabilities in 2011. These increases in cash flow used by operating activities were partially offset by lower operating losses for fiscal year 2011 when compared to fiscal year 2010.

The changes in our operating assets and liabilities resulted in a net decrease in cash and cash equivalents of $67 million for fiscal year 2011. The net decrease in operating assets and liabilities was primarily driven by a decrease in foreign exchange contracts due to settlement and changes in exchange rates associated with these contracts, an increase in inventory and a decrease in payroll and benefit obligations. These decreases in operating assets and liabilities were partially offset by the increase in accrued interest as a result of the issuance of the senior secured notes and repayment of the senior secured incremental term B-2 loans, which resulted in a change in the timing of when our interest payments are due. The decreases in operating asset and liabilities were also partially offset by closely managing the timing of our payments to vendors, improvements in the collections of our accounts receivable and the effects of non-cash business restructuring reserves net of cash payments against our reserves.

The change in operating assets and liabilities of $33 million in fiscal year 2010 was due to increases in accounts payable and deferred revenues partially offset by increases in accounts receivable and deferred costs and payments made in connection with our restructuring activities. Payments related to restructuring charges were $39 million, net of restructuring charges related to the acquisition of NES.

The change in operating assets and liabilities of $111 million in fiscal 2009 was primarily due to continued improvements in the collection of accounts receivable and reduction in inventories which were partially offset by payments associated with our fiscal year 2008 annual cash bonus program under our STIP, which was paid in the first quarter of 2009, the payments made in connection with our restructuring activities and a reduction in our accounts payable balance.

Investing Activities

Cash used for investing activities was $101 million and $864 million for fiscal year 2011 and 2010, respectively. Cash used for investing activities in fiscal year 2011 included capital expenditures and capitalized software development costs of $83 million and $42 million, respectively. Further, during the first quarter of fiscal year 2011, the Company and Nortel agreed on a final purchase price of $933 million for the acquisition of NES and we received $6 million representing all remaining amounts due to Avaya from funds held in escrow. In addition, restricted cash of $24 million that formerly secured a standby letter of credit related to a facility lease in Germany is included in cash and cash equivalents, as the standby letter of credit is now secured by a letter of credit issued under the senior secured multi-currency asset-based revolving credit facility. We also used $16 million for other acquisitions during fiscal year 2011. The primary use of cash in fiscal year 2010 was related to payments in connection with the acquisition of NES of $800 million (net of cash acquired of $38 million, the application of the $100 million good-faith deposit made in fiscal year 2009 and the return of funds held in escrow of $5 million). In addition, during that period we used cash for capital expenditures and capitalized software development costs of $79 million and $43 million, respectively. This was partially offset by $18 million related to the liquidation of auction rate securities acquired in connection with the acquisition of NES and proceeds received from the divestiture of our 59.13% ownership in AGC (net of cash sold of $13 million).

Cash used for investing activities was $864 million and $155 million for fiscal 2010 and 2009, respectively. The primary use of cash in fiscal 2010 was related to payments in connection with the acquisition of NES of $800 million (net of cash acquired of $38 million, the application of the $100 million good-faith deposit made in fiscal 2009 and the return of funds held in escrow of $5 million). In addition, during fiscal 2010 we used cash for capital expenditures and capitalized software development costs of $79 million and $43 million, respectively. Cash used for investing activities during fiscal 2010 was partially offset by $18 million of proceeds from the liquidation of auction rate securities acquired in connection with the acquisition of NES and the $32 million of proceeds received from the divestiture of our 59.13% ownership in AGC (net of cash sold of $13 million). In fiscal 2009, investing activities included cash used for capital expenditures and capitalized software development costs of $76 million and $43 million, respectively, and the $100 million good-faith deposit made in connection with the purchase of NES. These payments were partially offset by $98 million related to the liquidation of short-term securities managed by The Reserve that were classified as other current assets at the beginning of the period.

Financing Activities

Net cash provided by financing activities was $228 million for fiscal year 2011, as compared to $853 million for fiscal year 2010. Activity for fiscal 2011 included proceeds from the issuance of the senior secured notes of $1,009 million which were used to repay in full the senior secured incremental term B-2 loans (including $696 million for the repayment of principal, net of discount included as a cash out flow for financing activities and $291 million for the repayment of debt discount as discussed under “Operating Activities” above). Additionally, activity for fiscal 2011 included $42 million in associated debt issuance and modification costs and $42 million in scheduled debt payments. Net cash provided by financing activities for the prior year included net proceeds of $783 million from the issuance of senior secured incremental term B-2 loans with detachable warrants to purchase 61.5 million shares of the Parent’s common stock and a capital contribution to Avaya from Parent in the amount of $125 million. This was partially offset by $48 million in debt payments and debt issuance costs of $5 million.

Net cash provided by financing activities was $853 million for fiscal 2010, as compared to net cash used for financing activities of $101 million for fiscal 2009. Financing activities for fiscal 2010 included net proceeds of $783 million from the issuance of senior secured incremental term B-2 loans with detachable warrants to purchase 61.5 million shares of Parent’s common stock and a capital contribution to Avaya from Parent in the amount of $125 million. This was partially offset by $48 million in debt payments and debt issuance costs of $5 million. Financing activities for fiscal 2009 included $72 million for debt payments, including a $34 million principal payment required by our debt agreements as a result of generating excess cash flows from operations, as defined in the debt agreements. In addition, $29 million of cash was used in fiscal 2009 for costs incurred in connection with the conversion of the loans under the Company’s senior unsecured credit facility into the outstanding notes.

Contractual Obligations and Sources of Liquidity

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2011:

	Payments due by period
In millions	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations (1)	$23	$2	$5	$6	$10
Operating lease obligations (2)	579	110	165	121	183
Purchase obligations with contract manufacturers and suppliers (3)	82	82	—	—	—
Other purchase obligations (4)	132	53	67	12	—
Senior secured term B-1 loans (5)	1,449	15	30	1,404	—
Senior secured term B-3 loans (5)	2,174	23	46	46	2,059
Senior secured notes (6)	1,009	—	—	—	1,009
9.75% senior unsecured notes due 2015 (7)	700	—	—	700	—
10.125%/10.875% senior PIK toggle unsecured notes due 2015 (7)	834	—	—	834	—
Interest payments due on long-term debt (8)	2,262	416	787	663	396
Pension benefit obligations (9)	172	172	—	—	—

Total	$9,416	$873	$1,100	$3,786	$3,657

(1)	The payments due for capital lease obligations do not include future payments for interest.
(2)	Contractual obligations for operating leases include $71 million of future minimum lease payments that have been accrued for in accordance with GAAP pertaining to restructuring and exit activities.
(3)	We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and to help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to produce and procure inventory based upon forecasted requirements provided by us. If we do not meet these specified purchase commitments, we could be required to purchase the inventory. See Note 17, “Commitments and Contingencies,” to our audited consolidated financial statements.
(4)	Other purchase obligations represent an estimate of contractual obligations in the ordinary course of business, other than commitments with contract manufacturers and suppliers, for which we have not received the goods or services as of September 30, 2011. Although contractual obligations are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.
(5)	The contractual cash obligations for the senior secured credit facility represent the minimum principal payments owed per year. The contractual cash obligations do not reflect contingent mandatory annual principal repayments that may be required to be made upon us achieving certain excess cash flow targets, as defined in our senior secured credit facility.

(6)	The contract obligations for the senior secured notes, which mature on April 1, 2019, represent principal payments only.
(7)	The contractual cash obligations for the 9.75% senior unsecured notes due 2015 and 10.125%/10.875% senior PIK toggle unsecured notes due 2015 (see Note 9, “Financing Arrangements,” to our audited consolidated financial statements) represent principal payments only.
(8)	The contractual cash obligations for interest payments represent the related interest payments on long-term debt and the contractual obligations associated with the related interest rate swaps which hedge approximately 97% of the floating rate interest risk associated with the senior secured credit facility. The interest payments for the senior secured term B-1 loans and senior secured term B-3 loans were calculated by applying an applicable margin to a projected 3-month LIBOR rate. The interest payments were calculated using a 7% rate for the senior secured notes. The interest payments were calculated using a 9.75% and 10.125% rate for the cash-pay notes and PIK toggle notes, respectively.
(9)	The Company sponsors non-contributory defined pension and postretirement plans covering certain employees and retirees. The Company’s general funding policy with respect to qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations, or to directly pay benefits where appropriate. Most postretirement medical benefits are not pre-funded. Consequently, the Company makes payments as these retiree medical benefits are disbursed.

Additionally, as of September 30, 2011, the Company had gross unrecognized tax benefits of $226 million. Also, included in non-current liabilities is $8 million relating to audits by state and local and foreign taxing authorities for the periods prior to the Company’s separation from Lucent Technologies Inc. (now Alcatel-Lucent) pursuant to the Tax Sharing Agreement between the Company and Lucent. Further, an additional $30 million for gross interest and penalties relating to these amounts had been classified as non-current liabilities. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.

Our primary future cash requirements will be to fund working capital, debt service, capital expenditures, restructuring payments and benefit obligations. In addition, we may use cash in the future to make strategic acquisitions.

In addition to our working capital requirements, we expect our primary cash requirements for fiscal 2012 to be as follows:

•

Debt service—We expect to make payments of approximately $454 million during fiscal 2012 for principal and interest associated with long-term debt. We do not foresee the need to repatriate earnings of foreign subsidiaries in order to make our scheduled debt payments.

•	Capital expenditures—We expect to spend approximately $145 million for capital expenditures and capitalized software development costs during fiscal 2012.

•

Restructuring payments—We expect to make payments of approximately $265 million during fiscal 2012 for employee separation costs and lease termination obligations associated with restructuring actions we have taken through September 30, 2011.

•

Benefit obligations—We estimate we will make payments under our pension and postretirement obligations totaling $172 million during fiscal year 2012. These payments include: $90 million to satisfy the minimum statutory funding requirements of our U.S. qualified pension plans, $6 million of payments under our U.S. benefit plans that are not pre-funded, $26 million under our non-U.S. benefit plans that are predominately not pre-funded and $50 million under our U.S. retiree medical benefit plan that is not pre-funded. See discussion in Note 13, “Benefit Obligations,” to our audited consolidated financial statements for further details of our benefit obligations.

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

Future Sources of Liquidity

We expect our primary source of cash to be positive net cash flows provided by operating activities. We expect that revenues from higher margin products and services and continued focus on accounts receivable, inventory management and cost containment will enable us to generate positive net cash from operating activities. Further, we continue to focus on cost reductions and have initiated restructuring plans during fiscal year 2011 designed to reduce overhead and provide cash savings. The Company currently has two revolving credit facilities providing for borrowings of up to an aggregate of $535 million subject to certain contractual limitations. Our senior secured multi-currency asset-based revolving credit facility provides senior secured revolving financing of up to $335 million, subject to availability under a borrowing base which, at any time, equals the sum of 85% of eligible accounts receivable plus 85% of the net orderly liquidation value of eligible inventory, subject to certain reserves and other adjustments. In addition, although the senior secured multi-currency asset-based revolving credit facility does not require us to comply with any financial ratio maintenance covenants, if we have Excess Availability under the facility of less than $33.5 million at any time, we will not be permitted to borrow any additional amounts thereunder unless our pro forma Consolidated Fixed Charge Coverage Ratio (each such term as defined in the credit agreement governing the facility) is at least 1.0 to 1.0. At September 30, 2011 there were no borrowings under the facility, however there were letters of credit issued in the ordinary course of business which reduce the amount of borrowings available. Based on the borrowing base as calculated at September 30, 2011, the remaining availability under the facility was $252 million which is net of $75 million in issued letters of credit. We also have a senior secured multi-currency revolver, which allows for borrowings of up to $200 million. At September 30, 2011, there were no amounts outstanding under the senior secured multi-currency revolver and the $200 million was available in full. Both revolving credit facilities include other customary conditions that, if not complied with, could restrict our availability to borrow.

On August 8, 2011, the Company amended the terms of the multi-currency revolvers available under its senior secured credit facility and its senior secured multi-currency asset-based revolving credit facility to extend the final maturity of each from October 26, 2013 to October 26, 2016. All other terms and conditions of the senior secured credit facility and the senior secured multi-currency asset-based revolving credit facility remain unchanged. For more information on the revolving credit facilities and the restrictions on borrowing thereunder, please refer to Note 9, “Financing Arrangements,” to our audited consolidated financial statements included elsewhere in this Form 10-K.

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

If we do not generate sufficient cash from operations, face unanticipated cash needs such as the need to fund significant strategic acquisitions or do not otherwise have sufficient cash and cash equivalents, we may need to incur additional debt or issue additional equity. In order to meet our cash needs we may, from time to time, borrow under our credit facilities or issue long-term or short-term debt or equity, if the market and our credit facilities and the indentures governing our notes permit us to do so. Furthermore, if we acquire a business in the future that has existing debt, our debt service requirements may increase. We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure. If market conditions are favorable, we may refinance our existing debt or issue additional securities.

Based on past performance and current expectations, we believe that our existing cash and cash equivalents of $400 million and $579 million as of September 30, 2011 and 2010, respectively, and future cash provided by operating activities will be sufficient to meet our future cash requirements described above. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Uncertainties Regarding Our Liquidity

We believe the following uncertainties exist regarding our liquidity:

•

Revenues—Our ability to generate net cash from operating activities has been a primary source of our liquidity. If our revenues and margins were to decline significantly during this economic downturn and challenging market conditions, particularly in the U.S., and Europe our ability to generate net cash from operating activities in a sufficient amount to meet our cash needs could be adversely affected. Furthermore, our net cash provided by operating activities may be insufficient if we face unanticipated cash needs such as the funding of a future acquisition or other capital investment.

•

Cost Saving Initiatives—Our ability to reduce costs through cost saving initiatives will have a direct effect on our cash flows and available cash balances, as certain restructuring charges are recorded in the current year but are paid in future periods. Further, although we may identify additional cost saving initiatives in the future, we may be unsuccessful in these actions or the amount required for severance payments may be so prohibitive as to preclude the implementation of such cost savings initiatives, which could negatively impact our future cash flows.

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

Debt Ratings

As of September 30, 2011, we had a long-term corporate family rating of B3 with a stable outlook from Moody’s and a corporate credit rating of B- with a stable outlook from Standard & Poor’s. Although a change in debt rating would have no impact on our existing borrowing arrangements, our ability to obtain additional external financing and the related cost of borrowing may be affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies.

Debt Service Obligations

As a result of the Merger and the acquisition of NES, our level of indebtedness increased. As of September, 30, 2011, principal payments due under our indebtedness were $6,166 million, excluding capital lease obligations of $23 million. Our interest expense for the fiscal years 2011, 2010, and 2009 was $460 million, $487 million and $409 million, respectively, and includes $42 million, $105 million and $57 million of non-cash interest expense, respectively.

Our leverage requires that a substantial portion of our cash flows from operations be dedicated to the payment of principal and interest on our indebtedness.

We continually monitor our exposure to the risk of increased interest rates as portions of our borrowings under our credit facilities are at variable rates of interest. We use interest rate swap agreements to manage the amount of our floating rate debt to the extent we deem appropriate. At September 30, 2011 the outstanding notional amount of these swap agreements was $3.5 billion. Subsequent to September 30, 2011, we chose to let swap agreements with aggregated notional amounts of $1.7 billion expire pursuant to their terms. The remaining outstanding swap agreements with notional amounts aggregating $1.8 billion expire through August 2013.

For the periods May 1, 2009 through October 31, 2009 and November 1, 2009 through April 30, 2010, the Company elected to pay interest in kind on its senior unsecured PIK toggle notes. As a result, payment in kind interest of $41 million and $43 million was added to the principal amount of the notes effective November 1, 2009 and May 1, 2010, respectively, and will be payable when the notes become due. For the interest periods of May 1, 2010 to October 31, 2010 and November 1, 2010 to April 30, 2011, the Company made such payments in cash interest. On April 29, 2011 the Company delivered notice to its creditors that, with respect to the interest period of May 1, 2011 to October 31, 2011, the Company will make such payments in cash interest. Under the terms of the debt agreements, after November 1, 2011, the Company is required to make all interest payments on the senior unsecured PIK toggle notes entirely in cash. The Company has made all scheduled payments timely under the senior secured credit facility, the indenture governing its senior secured notes, and the indenture governing its senior unsecured notes.

Strategic Uses of Cash and Cash Equivalents

As further discussed in “Liquidity and Capital Resources,” our cash and cash equivalents decreased by $179 million to $400 million at September 30, 2011 from $579 million at September 30, 2010. Cash and cash equivalents at September 30, 2011 and September 30, 2010 do not include restricted cash of $1 million and $28 million, respectively. The restricted cash balance at September 30, 2010 related primarily to the securing of a standby letter of credit related to a facility lease in Germany, which was classified as other non-current assets, and is now secured by a letter of credit issued under Avaya Inc.’s senior secured multi-currency asset-based revolving credit facility as of September 30, 2011.

Our cash and cash equivalents balance at September 30, 2010 and 2009 was $579 million and $567 million, respectively, an increase of $12 million. Cash and cash equivalents at September 30, 2009 does not include $100 million that had been placed in an interest bearing escrow account as a good faith deposit in connection with the acquisition of NES and classified as other non-current assets. This deposit was included in the funds used for the acquisition of NES on December 18, 2009. In addition, at September 30, 2010 and 2009 there was restricted cash of $28 million and $32 million, respectively, primarily securing a standby letter of credit related to a facility lease in Germany which is classified as other non-current assets and is not included in the cash and cash equivalents balance.

Credit Facilities

In connection with the Merger on October 26, 2007, the Company entered into borrowing arrangements with several financial institutions, certain of which arrangements were amended December 18, 2009 in connection with the acquisition of NES and amended on February 11, 2011 in connection with the refinancing. Long-term debt under our borrowing arrangements includes a senior secured credit facility consisting of term loans and a revolving credit facility, a senior secured multi-currency asset based revolving credit facility, senior secured notes and senior unsecured notes. On August 8, 2011, the Company amended the terms of the multi-currency revolvers available under its senior secured credit facility and its senior secured multi-currency asset-based revolving credit facility to extend the final maturity of each from October 26, 2013 to October 26, 2016. All other terms and conditions of the senior secured credit facility and the senior secured multi-currency asset-based revolving credit facility remain unchanged. We are not in default under the senior secured credit facility, the indentures governing our notes or our senior secured multi-currency asset-based revolving credit facility. See Note 9, “Financing Arrangements,” to our audited consolidated financial statements for further details.

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

EBITDA and Adjusted EBITDA

EBITDA is defined as net income (loss) before income taxes, interest and depreciation and amortization. EBITDA provides us with a measure of operating performance that excludes items that are outside the control of management, which can differ significantly from company to company depending on capital structure, the tax jurisdictions in which companies operate and capital investments. Under the Company’s debt agreements, its ability to draw on its revolving credit facilities or engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied in part to ratios based on Adjusted EBITDA. As defined in our debt agreements, Adjusted EBITDA is a non-GAAP measure of EBITDA further adjusted to exclude certain charges and other adjustments permitted in calculating covenant compliance under our debt agreements. We believe that including supplementary information concerning Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our debt agreements and because it serves as a basis for determining management compensation. In addition, we believe Adjusted EBITDA provides more comparability between our historical results and results that reflect purchase accounting and our new capital structure following the Merger. Accordingly, Adjusted EBITDA measures our financial performance based on operational factors that management can impact in the short-term, namely the Company’s pricing strategies, volume, costs and expenses of the organization.

EBITDA and Adjusted EBITDA have limitations as analytical tools. Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we consider not to be indicative of our ongoing operations. In particular, the definition of Adjusted EBITDA in the Company’s debt agreements allows us to add back certain non-cash charges that are deducted in calculating net income (loss). Our debt agreements also allow us to add back restructuring charges, Sponsor monitoring fees and other specific cash costs and expenses as defined in the agreements and that portion of our pension costs, other post-employment benefit costs, and non-retirement post-employment benefit costs representing the amortization of prior service costs and net actuarial gains/losses associated with these employment benefits. However, these are expenses that may recur, may vary and are difficult to predict. Further, our debt agreements require that Adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.

The unaudited reconciliation of net loss, which is a GAAP measure, to EBITDA and Adjusted EBITDA is presented below:

	Fiscal years ended September 30,
In millions	2011	2010	2009
Net loss	$(863)	$(871)	$(845)
Interest expense	460	487	409
Interest income	(5)	(5)	(6)
Income tax expense	68	18	30
Depreciation and amortization	653	691	652

EBITDA	313	320	240
Impact of purchase accounting adjustments (a)	—	5	(1)
Restructuring charges, net	189	171	160
Sponsors’ fees (b)	7	7	7
Acquisition-related costs (c)	5	20	29
Integration-related costs (d)	132	208	5
Debt registration fees	—	1	—
Loss on extinguishment of debt (e)	246	—	—
Third-party fees expensed in connection with the debt modification (f)	9	—	—
Strategic initiative costs (g)	—	6	21
Non-cash share-based compensation	12	19	10
Write-down of assets held for sale to net realizable value	1	—	—
Loss (gain) on sale of long-lived assets	1	(4)	1
Impairment of long-lived assets	—	16	62
Goodwill impairment	—	—	235
Net income of unrestricted subsidiaries, net of dividends received	—	(6)	(4)
(Gain) loss on foreign currency transactions	(12)	1	(8)
Pension/OPEB/nonretirement postemployment benefits and long-term disability costs (h)	68	31	(4)

Adjusted EBITDA	$971	$795	$753

(a)	For fiscal years 2011 and 2010, represents adjustments to eliminate the impact of certain purchase accounting adjustments recorded as a result of the acquisitions of NES and Konftel and the Merger, including the recognition of the amortization of business partner commissions, which were eliminated in purchase accounting, the recognition of revenue and costs that were deferred in prior periods and eliminated in purchase accounting and the elimination of the impact of estimated fair value adjustments for certain assets and liabilities, such as inventory. For fiscal year 2009, represents the recognition of the amortization of business partner commissions which were eliminated in purchase accounting, partially offset by the recognition of revenues and costs that were deferred in prior years and eliminated in purchase accounting as a result of the Merger.
(b)	Sponsors’ fees represent monitoring fees payable to affiliates of the Sponsors pursuant to a management services agreement entered into at the time of the Merger. See “Certain Relationships and Related Party Transactions.”

(c)	Acquisition-related costs include legal and other costs related to the acquisition of NES and other acquisitions.
(d)	Integration-related costs primarily represent third-party consulting fees and other administrative costs associated with consolidating and coordinating the operations of Avaya and NES. These costs were incurred in connection with, among other things, the on-boarding of NES personnel, developing compatible IT systems and internal processes and developing and implementing a strategic operating plan to help enable a smooth transition with minimal disruption to NES customers. Integration-related costs also include fees paid to certain Nortel-controlled entities for logistics and other support functions being performed on a temporary basis pursuant to a transition services agreement.
(e)	Loss on extinguishment of debt represents the loss recognized in connection with the payment in full of the senior secured incremental term B-2 loans. The loss is based on the difference between the reacquisition price and the carrying value of the senior secured incremental term B-2 loans. See Note 9, “Financing Arrangements,” to our audited consolidated financial statements located elsewhere in this Form 10-K.
(f)	The third-party fees expensed in connection with debt modification represent fees paid to third parties in connection with the modification of the senior secured credit facility. See Note 9, “Financing Arrangements,” to our audited consolidated financial statements located elsewhere in this Form 10-K.
(g)	Strategic initiative costs represent consulting fees in connection with management’s cost-savings actions, which commenced subsequent to the Merger.
(h)	Represents that portion of our pension costs, other post-employment benefit costs, non-retirement post-employment benefit costs representing the amortization of prior service costs and net actuarial gains/losses associated with these employment benefits. For the fiscal year 2011, the amount includes a curtailment charge of $7 million associated with workforce reductions in Germany.

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

Acquisition Accounting

Effective October 1, 2009, the Company accounts for business combinations using the acquisition method, which requires an allocation of the purchase price of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the net tangible and intangible assets acquired.

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

In accordance with GAAP, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. For arrangements that require final acceptance of the product, system, or solution as specified by the customer, revenue is deferred until all acceptance criteria have been met.

The Company’s indirect sales to distribution partners are generally recognized at the time of shipment if all contractual obligations have been satisfied. The Company accrues a provision for estimated sales returns and other allowances, including promotional marketing programs and other incentives as a reduction of revenue at time of sale.

Multiple deliverable arrangements in fiscal year 2011

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the software revenue recognition guidance to remove from its scope tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. The FASB also amended the guidance for multiple deliverable revenue arrangements (formerly Emerging Issues Task Force No. 08-1) to: (i) provide updated guidance on how the deliverables in an arrangement should be separated and how the consideration should be allocated; and (ii) change the term “fair value” to “selling price” and require an entity to allocate revenue using the estimated selling prices of the deliverables when a vendor does not have vendor-specific or third-party evidence of selling price. The Company adopted the new guidance on a prospective basis as of the beginning of fiscal year 2011 for revenue arrangements entered into or materially modified on or after October 1, 2010.

The new guidance did not generally change the units of accounting for the Company’s revenue transactions as delivered and undelivered items generally qualified as separate units of accounting under the historical guidance. The new guidance affects the timing of revenue recognition for multiple deliverable arrangements that included delivered items and undelivered items for which the Company was unable to demonstrate fair value pursuant to the historical guidance. In such cases, the delivered items were combined with the undelivered items to form a single unit of accounting and revenue was recognized either on a straight-line basis over the services period or deferred until the earlier of when the fair value requirements were met or when the last item was delivered. In addition, the Company previously used the residual method to allocate the arrangement consideration in cases where fair value could only be determined for the undelivered items. Under the new guidance, the Company allocates the total arrangement consideration based upon the relative selling price of each deliverable and revenue is recognized as each item is delivered. As a result of adopting the new guidance, net revenues for the fiscal year ended September 30, 2011 were not materially different from the net revenues that would have been recorded under the historical guidance. The Company cannot reasonably estimate the effect of adopting the new guidance on future financial periods as the impact will vary depending on the nature and volume of new or materially modified multiple deliverable arrangements in any given period.

The Company enters into multiple deliverable arrangements, which may include various combinations of products, software and services. Most product and service deliverables qualify as separate units of accounting and can be sold on a standalone basis. A deliverable constitutes a separate unit of accounting when it has standalone value and, where return rights exist, delivery or performance of the undelivered items is considered probable and substantially within the Company’s control.

Most of the Company’s solutions have both software and non-software components that function together to deliver the products’ essential functionality. For these multiple deliverable arrangements, the Company allocates revenue to the deliverables based on their relative selling prices. To the extent that a deliverable is subject to specific guidance on whether and/or how to allocate the consideration in a multiple deliverable arrangement, that deliverable is accounted for in accordance with such specific guidance. The Company limits the amount of revenue recognition for delivered items to the amount that is not contingent on the future delivery of products or services or meeting other future performance obligations.

The Company allocates revenue based on a selling price hierarchy of vendor-specific objective evidence, third-party evidence, and then selling price. Vendor-specific objective evidence is based on the price charged when the deliverable is sold separately. Third-party evidence is based on largely interchangeable competitor products or services in standalone sales to similarly situated customers. As the Company is unable to reliably determine what competitors products’ selling prices are on a standalone basis, the Company is not typically able to determine third-party evidence. Estimated selling price is based on the Company’s best estimates of what the selling prices of deliverables would be if they were sold regularly on a standalone basis. Estimated selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies and through different sales channels, major product and services groups, and customer classifications.

Once the Company allocates revenue to each deliverable, the Company recognizes revenue in accordance with its policies when all revenue recognition criteria are met. Products revenue is generally recognized upon delivery and services revenue is generally recognized ratably over the period during which the services are performed. However, revenue for professional services arrangements is generally recognized upon delivery or completion of performance and revenue for arrangements that require final acceptance of the product, system, or solution, is generally deferred until all acceptance criteria have been met.

Standalone or subsequent sales of software or software-related products are recognized in accordance with the software revenue recognition guidance. For multiple deliverable arrangements that only include software items, the Company generally uses the residual method to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered items equals the total arrangement consideration, less the fair value of the undelivered items. Where vendor-specific objective evidence for the undelivered items cannot be determined, the Company defers revenue until all items are delivered and services have been performed, or until such evidence of fair value can be determined for the undelivered items.

Multiple deliverable arrangements in fiscal years 2010 and prior

Prior to fiscal year 2011, a multiple deliverable arrangement is separated into more than one unit of accounting if all of the following criteria are met: (i) the delivered item(s) has value to the customer on a standalone basis; (ii) there is objective and reliable evidence of the fair value of the undelivered item(s); and (iii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially within the control of the Company. If these criteria are not met, the delivered items are combined with the undelivered items to form a single unit of accounting and revenue is recognized on either a straight-line basis over the services period or deferred until the earlier of when such criteria are met or when the last item is delivered.

The Company uses the residual method to allocate the arrangement consideration for multiple deliverable arrangements for which objective and reliable evidence of fair value can only be determined for the undelivered items. Under the residual method, the amount of consideration allocated to the delivered items equals the total arrangement consideration, less the fair value of the undelivered items.

The Company uses objective and reliable evidence of fair value to separate the deliverables into more than one unit of accounting if the Company has vendor-specific objective evidence or third-party evidence of fair value for all of the deliverables. The accounting guidance does not permit the Company to use an estimated selling price for these arrangements when objective and reliable evidence of fair value is not available.

The Company recognizes revenue in accordance with the software revenue recognition guidance for arrangements that include software that is more than incidental to the products or services as a whole. In multiple deliverable software arrangements, the Company generally uses the residual method to allocate the arrangement consideration. When vendor-specific objective evidence of fair value cannot be determined for the undelivered items, the Company defers revenue until all items have been delivered or until such evidence can be determined.

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

FASB Accounting Standards Codification (“ASC”) subtopic 740-10, “Income Taxes—Overall” (“ASC 740-10”) prescribes a comprehensive model for the financial statement recognition, measurement, classification, and disclosure of uncertain tax positions. ASC 740-10 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

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

Intangible and Long-lived Assets

Intangible assets include technology, customer relationships, trademarks and trade-names and other intangibles. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to fifteen years. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment” (“ASC 360”). Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell. Intangible assets determined to have indefinite useful lives are not amortized but are tested for impairment annually each September 30th, and more frequently if events occur or circumstances change that indicate an asset may be impaired. The estimated useful life of intangible and long-lived assets are based on many factors including assumptions regarding the effects of obsolescence, demand, competition and other economic factors, expectations regarding the future use of the asset, and our historical experience with similar assets. The assumptions used to determine the estimated useful lives could change due to numerous factors including product demand, market conditions, technological developments, economic conditions and competition.

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

At September 30, 2011 the Company performed its annual goodwill impairment test and determined that the respective book values of the Company’s reporting units did not exceed their estimated fair values and that it was not necessary to record impairment charges. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test the Company applied a hypothetical 10% decrease to the fair value of each reporting unit. This hypothetical 10% decrease in the fair value of each reporting unit at September 30, 2011 would not result in an impairment of goodwill for any reporting unit.

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

The discount rate is subject to change each year, consistent with changes in rates of return on high-quality fixed-income investments currently available and expected to be available during the expected benefit payment period. The Company selects the assumed discount rate for its U.S. pension and postretirement plans by applying the published rates of existing yield curves, such as the Citigroup Pension Discount Curve and the Citigroup Above Median Pension Discount Curve, to the expected benefit payment streams and develops a rate at which it is believed the benefit obligations could be effectively settled. The Company follows a similar process for its non-U.S. pension plans by applying the published iBoxx indices. Based on the published rates as of September 30, 2011, the Company used a weighted average discount rate of 4.65% for the U.S. pension plans, 4.99% for the non-U.S. pension plans, and 4.58% for the postretirement plans. For the U.S. pension plans, non-U.S. pension plans, and the postretirement plans, every one-percentage-point increase or decrease in the discount rate reduces or increases our benefit obligation by $384 million, $73 million, and $73 million, respectively.

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

These pension and other postretirement benefits are accounted for in accordance with FASB ASC Topic 715, “Compensation—Retirement Benefits” (“ASC 715”). ASC 715 requires that plan assets and obligations be measured as of the reporting date and the over-funded, under-funded or unfunded status of plans be recognized as of the reporting date as an asset or liability in the Consolidated Balance Sheets. In addition, ASC 715 requires costs and related obligations and assets arising from pensions and other postretirement benefit plans to be accounted for based on actuarially-determined estimates.

The plans use different factors, including years of service, eligible compensation and age, to determine the benefit amount for eligible participants. The Company funds its U.S. pension plans in compliance with applicable laws. See Note 13, “Benefit Obligations,” to our audited consolidated financial statements for a discussion of the Company’s pension and postretirement plans.

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

Share-based Compensation

The Company accounts for share-based compensation in accordance with FASB Topic ASC 718, “Compensation—Stock Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock options, restricted stock units and stock purchases based on estimated fair values. The determination of the fair value of share-based payment awards on the date of grant using an option pricing model is affected by the fair market value of our Parent’s stock (as defined in Avaya Holdings Corp’s Amended and Restated 2007 Equity Incentive Plan) as well as a number of highly complex and subjective assumptions.

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

Fair Value Measures

In September 2006, the FASB issued an accounting standard related to fair value measurements of financial and non-financial assets and liabilities. The provisions of the standard applicable to financial assets and liabilities were effective and adopted by the Company on October 1, 2008. On October 1, 2009 the provisions of this standard became effective for the Company’s non-financial assets and liabilities. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated statement of operations.

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

In August 2009, the FASB issued guidance to clarify the fair value measurements and disclosure requirements related to the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted market price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of FASB ASC Topic 820, “Fair Value Measurements and Disclosures”. The accounting guidance became effective for the Company beginning in fiscal 2010. The adoption of this accounting guidance did not have an impact on the Company’s consolidated statement of operations.

Variable Interest Entities

In December 2009, the FASB issued revised guidance for the accounting for variable interest entities. The revised guidance replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. The accounting guidance also requires an entity to perform an ongoing analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. This accounting guidance became effective for the Company beginning October 1, 2010 and did not have an impact on the Company’s consolidated financial statements.

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

In September 2011, the FASB issued revised guidance intended to simplify how an entity tests goodwill for impairment. As a result of the guidance, an entity will be allowed to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The accounting guidance is effective for the Company beginning in fiscal 2013 and early adoption is permitted. The accounting guidance is not expected to have a material impact on the consolidated financial statements or financial statement disclosures.

In September 2011, the FASB issued revised guidance which requires additional disclosure about an employer’s participation in a multiemployer pension plan. The accounting guidance is effective for the Company for fiscal year 2012 and is to be applied retrospectively for all prior periods presented. The accounting guidance is not expected to have a material impact on the Company’s consolidated financial statement disclosures.

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements.” In some cases, these statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “our vision,” “plan,” “potential,” “predict,” “should,” “will” or “would” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition, or state trends and known uncertainties or other forward-looking information. You are cautioned that forward-looking statements are inherently uncertain. Each forward-looking statement contained in this report is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statement. We refer you to the section entitled “Risk Factors” in this Form 10-K for identification of important factors with respect to these risks and uncertainties. We caution readers not to place considerable reliance on such statements. Our business is subject to substantial risks and uncertainties, including those identified in this report. The information contained in this report is provided by us as of the date of this Form 10-K, and we do not undertake any obligation to update any forward-looking statements contained in this document as a result of new information, future events or otherwise. Forward-looking statements include, without limitation, statements regarding:

•	our expectations regarding our revenue, cost of revenue, selling, general and administrative expenses, research and development expenses, amortization of intangible assets and interest expense;

•	our expectations regarding the demand for our next-generation business collaboration solutions and the market trends contributing to such demand;

•

our strategy for worldwide growth, including our ability to develop and sell advanced communications products and services, including unified communications, data networking solutions and contact center solutions;

•	the strength of our current intellectual property portfolio and our intention to obtain patents and other intellectual property rights used in connection with our business;

•	our anticipated competition as the business collaboration market evolves;

•	the product sales to be generated by our backlog;

•	our future cash requirements, including our primary cash requirements for the period October 1, 2011 through September 30, 2012;

•	the intention to use the net proceeds of any initial public offering conducted by Parent to repay certain of our existing indebtedness and to redeem Parent’s Series A Preferred Stock;

•	our future sources of liquidity, including any future refinancing of our existing debt or issuance of additional securities;

•	the uncertainties regarding our liquidity, including our ability to generate revenue, reduce costs, make future acquisitions and defend against litigation;

•	the impact of new accounting pronouncements; and

•	our expectations regarding the impact of legal proceedings, including antitrust, intellectual property or employment litigation.

Many factors could cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	our ability to develop and sell advanced communications products and services, including unified communications, data networking solutions and contact center solutions;

•	our reliance on our indirect sales channel;

•	economic conditions and the willingness of enterprises to make capital investments;

•	the market for our products and services, including unified communications solutions;

•	our ability to remain competitive in the markets we serve;

•	the ability to retain and attract key employees;

•	our degree of leverage and its effect on our ability to raise additional capital and to react to changes in the economy or our industry;

•	our ability to manage our supply chain and logistics functions;

•	liquidity and our access to capital markets;

•	the ability to protect our intellectual property and avoid claims of infringement;

•	our ability to maintain adequate security over our information systems;

•	environmental, health and safety laws, regulations, costs and other liabilities;

•	climate change risks;

•	an adverse result in any significant litigation, including antitrust, intellectual property or employment litigation;

•	risks relating to the transaction of business internationally; and

•	pension and post-retirement healthcare and life insurance liabilities.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Transactions

Recorded Transactions—We utilize foreign currency forward contracts primarily to manage short-term exchange rate exposures on certain receivables, payables and loans residing on foreign subsidiaries’ books, which are denominated in currencies other than the subsidiary’s functional currency. For fiscal 2011, 2010, and 2009, the changes in the fair value of the foreign currency forward contracts were substantially offset by changes resulting from the revaluation of the hedged items.

The fair value of foreign currency forward contracts is sensitive to changes in currency exchange rates. A 10% upward shift in the value of the foreign currencies that we trade against from the prevailing market rates would have had a negative impact of $9 million, $3 million, and $9 million for fiscal years 2011, 2010, and 2009, respectively. A 10% downward shift in the value of the foreign currencies that we trade against from the prevailing market rates would have had a positive impact of $9 million, a negative impact of $28 million, and a positive impact of $8 million for fiscal years 2011, 2010 and 2009, respectively.

Forecasted Transactions—From time to time, we use foreign currency forward contracts to offset certain forecasted foreign currency transactions primarily related to the purchase or sale of product expected to occur during the ensuing twelve months. The change in the fair value of foreign currency forward contracts is recognized as other income or expense in the period in which the exchange rates change. For fiscal years 2011, 2010, and 2009, these gains and losses were not material to our results of operations.

Interest Rate Risk

The Company uses interest rate swaps to manage the amount of its floating rate debt in order to reduce its exposure to variable rate interest payments associated with the senior secured credit facility. In connection with the debt arrangements entered into upon closing of the Merger, the Company entered into five interest rate swap agreements in November 2007 (“2007 swaps”). These swaps had an aggregate notional amount of $2,400 million. One of the 2007 swaps with a notional amount of $200 million matured on November 26, 2008, one with a notional amount of $700 million matured on November 26, 2009, and one with a notional amount of $1,000 million matured on November 26, 2010. On March 5, 2008 the Company entered into two additional interest rate swaps (“2008 swaps”) with an aggregate notional amount of $800 million. One of the 2008 swaps with a notional amount of $550 million matured on November 27, 2009, and one with a notional amount of $250 million matured on November 26, 2010. On August 23, 2010 the Company entered into two additional interest rate swaps (“2010 swaps”) with an aggregate notional amount of $1,500 million. On August 26, 2011 the Company entered into one interest rate swap with a notional amount of $1,500 million which matures on November 26, 2011. At September 30, 2011 the outstanding notional amount of these swap agreements was $3.5 billion. Subsequent to September 30, 2011, we chose to let swap agreements with aggregated notional amounts of $1.7 billion expire pursuant to their terms. The remaining outstanding swap agreements with notional amounts aggregating $1.8 billion expire through August 2013. The Company pays the counterparty fixed interest payments for the term of the swap, and receives variable interest payments based on three-month LIBOR from the counterparties. The net receipt or payment from the interest rate swap agreements is included in interest expense and is paid on the 26th day of each February, May, August and November. As of September 30, 2011, a 0.125% change in interest rates would result in a change in our annual interest expense of less than $1 million. Upon the expiration of two of our interest rate swap agreements in November 2011, a 0.125% change in interest rates would have resulted in a change in our annual interest expense of $2 million.

See Note 10, “Derivatives and Other Financial Instruments,” to our audited consolidated financial statements for further details related to these interest rate swap agreements.

Item 8.	Financial Statements and Supplementary Data

AVAYA INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Avaya Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity (deficiency) and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Avaya Inc. and its subsidiaries at September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2011). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue recognition in 2011.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

December 9, 2011

Avaya Inc.

Consolidated Statements of Operations

(In millions)

	Fiscal years ended September 30,
	2011	2010	2009
REVENUE
Products	$2,976	$2,602	$1,923
Services	2,571	2,458	2,227

	5,547	5,060	4,150

COSTS
Products:
Costs (exclusive of amortization of intangibles)	1,314	1,243	872
Amortization of technology intangible assets	257	291	248
Services	1,344	1,354	1,164

	2,915	2,888	2,284

GROSS MARGIN	2,632	2,172	1,866

OPERATING EXPENSES
Selling, general and administrative	1,845	1,721	1,272
Research and development	461	407	309
Amortization of intangible assets	226	218	207
Impairment of long-lived assets	—	16	2
Impairment of indefinite-lived intangible assets	—	—	60
Goodwill impairment	—	—	235
Restructuring charges, net	189	171	160
In-process research and development charge	—	—	12
Acquistion-related costs	5	20	29

	2,726	2,553	2,286

OPERATING LOSS	(94)	(381)	(420)

Interest expense	(460)	(487)	(409)
Loss on extinguishment of debt	(246)	—	—
Other income, net	5	15	14

LOSS BEFORE INCOME TAXES	(795)	(853)	(815)

Provision for income taxes	68	18	30

NET LOSS	(863)	(871)	(845)

Less net income attributable to noncontrolling interests	—	3	2

NET LOSS ATTRIBUTABLE TO AVAYA INC.	$(863)	$(874)	$(847)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.

Consolidated Balance Sheets

(In millions, except per share and shares amounts)

	September 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$400	$579
Accounts receivable, net	755	792
Inventory	280	234
Deferred income taxes, net	8	3
Other current assets	274	276

TOTAL CURRENT ASSETS	1,717	1,884

Property, plant and equipment, net	397	450
Deferred income taxes, net	28	22
Intangible assets, net	2,129	2,603
Goodwill	4,079	4,075
Other assets	196	227

TOTAL ASSETS	$8,546	$9,261

LIABILITIES
Current liabilities:
Debt maturing within one year	$37	$48
Accounts payable	465	464
Payroll and benefit obligations	323	311
Deferred revenue	639	650
Business restructuring reserve, current portion	130	113
Other current liabilities	352	430

TOTAL CURRENT LIABILITIES	1,946	2,016

Long-term debt	6,120	5,880
Pension obligations	1,636	1,540
Other postretirement obligations	502	478
Deferred income taxes, net	168	154
Business restructuring reserve, non-current portion	56	52
Other liabilities	496	569

TOTAL NON-CURRENT LIABILITIES	8,978	8,673

Commitments and contingencies

DEFICIENCY
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,692	2,682
Accumulated deficit	(3,892)	(3,029)
Accumulated other comprehensive loss	(1,178)	(1,081)

TOTAL DEFICIENCY	(2,378)	(1,428)

TOTAL LIABILITIES AND DEFICIENCY	$8,546	$9,261

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

AVAYA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIENCY) AND COMPREHENSIVE LOSS

(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Avaya Stockholder’s Equity / (Deficiency)	Noncontrolling Interest	Total Stockholder’s Equity / (Deficiency)	Comprehensive Loss
Balance as of October 1, 2008	$—	$2,457	$(1,308)	$(101)	$1,048	$44	$1,092
Amortization of share-based compensation		9			9		9
Net loss			(847)		(847)	2	(845)	$(845)
Change in unamortized pension, postretirement and postemployment actuarial losses, net of tax effect of $0				(791)	(791)		(791)	(791)
Foreign currency translation				(59)	(59)		(59)	(59)
Unrealized loss on interest rate swap instruments, net of tax effect of $0				(56)	(56)		(56)	(56)
Other				(1)	(1)		(1)	(1)

Total comprehensive loss								$(1,752)

Balance as of September 30, 2009	—	2,466	(2,155)	(1,008)	(697)	46	(651)

Equity contribution		125			125		125
Warrants contributed by Parent in connection with B-2 loans		74			74		74
Amortization of share-based compensation		17			17		17
Net loss			(874)		(874)	3	(871)	$(871)
Change in unamortized pension, postretirement and postemployment actuarial losses, net of tax effect of $0				(187)	(187)		(187)	(187)
Foreign currency translation				67	67		67	67
Unrealized gain on interest rate swap instruments, net of tax effect of $0				45	45		45	45
Sale of AGC						(49)	(49)
Other				2	2		2	2

Total comprehensive loss								$(944)

AVAYA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIENCY)

AND COMPREHENSIVE LOSS—(Continued)

(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Avaya Stockholder’s Equity / (Deficiency)	Noncontrolling Interest	Total Stockholder’s Equity / (Deficiency)	Comprehensive Loss
Balance as of September 30, 2010	—	2,682	(3,029)	(1,081)	(1,428)	—	(1,428)

Amortization of share-based compensation		10			10		10
Net loss			(863)		(863)	—	(863)	$(863)
Change in unamortized pension, postretirement and postemployment actuarial gains, net of tax effect of $0				(97)	(97)		(97)	(97)
Foreign currency translation				(22)	(22)		(22)	(22)
Unrealized gain on interest rate swap instruments, net of tax effect of $0				23	23		23	23
Other				(1)	(1)		(1)	(1)

Total comprehensive loss								$(960)

Balance as of September 30, 2011	$—	$2,692	$(3,892)	$(1,178)	$(2,378)	$—	$(2,378)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.

Consolidated Statements of Cash Flows

(In millions)

	Fiscal years ended September 30,
	2011	2010	2009
OPERATING ACTIVITIES:
Net loss	$(863)	$(871)	$(845)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	653	691	652
Share-based compensation	12	19	10
Amortization of debt issuance costs	23	23	22
Accretion of debt discount	18	33	—
Payment of amortized discount on incremental B-2 term loans	(50)	—	—
Non-cash charge for debt issuance costs upon redemption of incremental B-2 term loans	5	—	—
Third-party fees expensed in connection with the debt modification	9	—	—
Payment in kind interest	—	49	35
Provision for uncollectible receivables	—	5	(6)
Deferred income taxes, net	(3)	7	(18)
Impairment of goodwill	—	—	235
Impairment of long-lived and intangible assets	—	16	62
Loss on sale of long-lived assets	1	3	2
Gain on sale of AGC	—	(7)	—
In-process research and development charge	—	—	12
Unrealized losses (gains) on foreign currency exchange	(38)	41	(30)
Changes in operating assets and liabilities:
Accounts receivable	34	(119)	211
Inventory	(45)	1	101
Accounts payable	2	144	(45)
Payroll and benefit obligations	(25)	(6)	(191)
Business restructuring reserve	27	(39)	15
Deferred revenue	(29)	126	29
Other assets and liabilities	(31)	(74)	(9)

NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(300)	42	242

INVESTING ACTIVITIES:
Capital expenditures	(83)	(79)	(76)
Capitalized software development costs	(42)	(43)	(43)
Escrow payment for proposed acquisition	—	—	(100)
Acquisition of businesses, net of cash acquired	(16)	(805)	(11)
Return of funds held in escrow from the NES acquisition	6	5	—
Liquidation of securities available for sale	—	18	98
Purchase of securities available for sale	—	(5)	(1)
Proceeds from sale of long-lived assets	7	11	4
Net proceeds from sale of AGC, net of cash sold	—	32	—
Restricted cash	27	2	(26)

NET CASH USED FOR INVESTING ACTIVITIES	(101)	(864)	(155)

FINANCING ACTIVITIES:
Net proceeds from incremental B-2 term loans and warrants	—	783	—
Capital contribution from Parent	—	125	—
Repayment of incremental B-2 term loans	(696)	—	—
Debt issuance costs and third-party debt modification costs	(42)	(5)	(29)
Proceeds from senior secured notes	1,009	—	—
Repayment of long-term debt	(42)	(48)	(72)
Other financing activities, net	(1)	(2)	—

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	228	853	(101)

Effect of exchange rate changes on cash and cash equivalents	(6)	(19)	2

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(179)	12	(12)
Cash and cash equivalents at beginning of year	579	567	579

Cash and cash equivalents at end of year	$400	$579	$567

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.

Notes to Consolidated Financial Statements

1. Description of Business, NES Acquisition and Merger

Background

Avaya Inc. together with its consolidated subsidiaries (collectively, the “Company” or “Avaya”) is a leading global provider in business collaboration and communications solutions. The Company’s solutions are designed to enable business users to work together more effectively as a team internally or with their customers and suppliers, increasing innovation, improving productivity and accelerating decision-making and business outcomes.

At the core of the Company’s business is a large and diverse global installed customer base which includes large enterprises, small- and medium-sized businesses and government organizations. Avaya provides solutions in five key business collaboration and communications product categories:

•	Unified Communications Software, Infrastructure and Endpoints

•	Real Time Video Collaboration

•	Contact Center

•	Data Networking

•	Applications, including their Integration and Enablement

Avaya sells solutions directly and through its channel partners. As of September 30, 2011, Avaya had approximately 9,100 channel partners worldwide, including system integrators, service providers, value-added resellers and business partners that provide sales and service support.

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

In connection with the Merger, the Company entered into financing arrangements consisting of (i) a senior secured multi-currency asset-based revolving credit facility which provides financing of up to $335 million, subject to availability under a borrowing base, (ii) a senior secured credit facility including (a) a senior secured term loan in the aggregate principal amount of $3.8 billion and (b) a senior secured multi-currency revolver in an aggregate commitment amount of up to $200 million, and (iii) a senior unsecured credit facility consisting of (a) a $700 million senior unsecured cash pay loan, and (b) a $750 million senior unsecured PIK-toggle loan. On October 24, 2008, the senior unsecured cash-pay loan was converted into senior unsecured cash-pay notes and the senior unsecured PIK toggle loan was converted into senior unsecured PIK toggle notes. See Note 9, “Financing Arrangements” for further details.

Acquisition of Enterprise Solutions Business of Nortel Networks Corporation

On December 18, 2009, Avaya acquired certain assets and assumed certain liabilities of the enterprise solutions business (“NES”) of Nortel Networks Corporation (“Nortel”), including all the shares of Nortel Government

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Solutions Incorporated, for $943 million in cash consideration. The Company and Nortel were required to determine the final purchase price post-closing based upon the various purchase price adjustments included in the acquisition agreements. During the first quarter of fiscal 2011, the Company and Nortel agreed on a final purchase price of $933 million, and the Company received $6 million, representing all remaining amounts due to Avaya from funds held in escrow. The terms of the NES acquisition do not include any significant contingent consideration arrangements. During the years ended September 30, 2010 and 2009, acquisition costs of $20 million and $29 million were expensed as incurred, respectively. These audited consolidated financial statements include the operating results of NES as of December 19, 2009.

2. Summary of Significant Accounting Policies

Use of Estimates

The consolidated financial statements and related disclosures are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. These estimates include assessing the collectibility of accounts receivable, sales returns and allowances, the use and recoverability of inventory, the realization of deferred tax assets, business restructuring reserves, pension and postretirement benefit costs, the fair value of equity compensation, the fair value of assets and liabilities acquired in business combinations, the recoverability of long-lived assets, and useful lives and impairment of tangible and intangible assets including goodwill, the amount of exposure from potential loss contingencies, and fair value measurements, among others. The markets for the Company’s products are characterized by intense competition, rapid technological development and frequent new product introductions, all of which could affect the future recoverability of the Company’s assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from these estimates.

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

Acquisition Accounting

The Company accounts for business combinations using the acquisition method, which requires an allocation of the purchase price of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the net tangible and intangible assets acquired.

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

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

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

In accordance with GAAP, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. For arrangements that require final acceptance of the product, system, or solution as specified by the customer, revenue is deferred until all acceptance criteria have been met.

The Company’s indirect sales to distribution partners are generally recognized at the time of shipment if all contractual obligations have been satisfied. The Company accrues a provision for estimated sales returns and other allowances, including promotional marketing programs and other incentives as a reduction of revenue at time of sale.

Multiple deliverable arrangements in fiscal year 2011

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the software revenue recognition guidance to remove from its scope tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. The FASB also amended the guidance for multiple deliverable revenue arrangements (formerly Emerging Issues Task Force No. 08-1) to: (i) provide updated guidance on how the deliverables in an arrangement should be separated and how the consideration should be allocated; and (ii) change the term “fair value” to “selling price” and require an entity to allocate revenue using the estimated selling prices of the deliverables when a vendor does not have vendor-specific or third-party evidence of selling price. The Company adopted the new guidance on a prospective basis as of the beginning of fiscal 2011 for revenue arrangements entered into or materially modified on or after October 1, 2010.

The new guidance did not generally change the units of accounting for the Company’s revenue transactions as delivered and undelivered items generally qualified as separate units of accounting under the historical guidance. The new guidance affects the timing of revenue recognition for multiple deliverable arrangements that included delivered items and undelivered items for which the Company was unable to demonstrate fair value pursuant to the historical guidance. In such cases, the delivered items were combined with the undelivered items to form a single unit of accounting and revenue was recognized on either a straight-line basis over the services period or deferred until the earlier of when the fair value requirements were met or when the last item was delivered. In addition, the Company previously used the residual method to allocate the arrangement consideration in cases where fair value could only be determined for the undelivered items. Under the new guidance, the Company allocates the total arrangement consideration based upon the relative selling price of each deliverable and revenue is recognized as each item is delivered. As a result of adopting the new guidance, net revenues for the fiscal year ended September 30, 2011 were not materially different from the net revenues that would have been recorded under the historical guidance. The Company cannot reasonably estimate the effect of adopting the new guidance on future financial periods as the impact will vary depending on the nature and volume of new or materially modified multiple deliverable arrangements in any given period.

The Company enters into multiple deliverable arrangements, which may include various combinations of products, software and services. Most product and service deliverables qualify as separate units of accounting

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

and can be sold on a standalone basis. A deliverable constitutes a separate unit of accounting when it has standalone value and, where return rights exist, delivery or performance of the undelivered items is considered probable and substantially within the Company’s control.

Most of the Company’s solutions have both software and non-software components that function together to deliver the products’ essential functionality. For these multiple deliverable arrangements, the Company allocates revenue to the deliverables based on their relative selling prices. To the extent that a deliverable is subject to specific guidance on whether and/or how to allocate the consideration in a multiple element arrangement, that deliverable is accounted for in accordance with such specific guidance. The Company limits the amount of revenue recognition for delivered items to the amount that is not contingent on the future delivery of products or services or meeting other future performance obligations.

The Company allocates revenue based on a selling price hierarchy of vendor-specific objective evidence, third-party evidence, and then estimated selling price. Vendor-specific objective evidence is based on the price charged when the deliverable is sold separately. Third-party evidence is based on largely interchangeable competitor products or services in standalone sales to similarly situated customers. As the Company is unable to reliably determine what competitors products’ selling prices are on a standalone basis, the Company is not typically able to determine third-party evidence. Estimated selling price is based on the Company’s best estimates of what the selling prices of deliverables would be if they were sold regularly on a standalone basis. Estimated selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies and through different sales channels, major product and services groups, and customer classifications.

Once the Company allocates revenue to each deliverable, the Company recognizes revenue in accordance with its policies when all revenue recognition criteria are met. Product revenue is generally recognized upon delivery and services revenue is generally recognized ratably over the period during which the services are performed. However, revenue for professional services arrangements is generally recognized upon delivery or completion of performance and revenue for arrangements that require final acceptance of the product, system or solution, is generally deferred until all acceptance criteria have been met.

Standalone or subsequent sales of software or software-related products are recognized in accordance with the software revenue recognition guidance. For multiple deliverable arrangements that only include software items, the Company generally uses the residual method to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered items equals the total arrangement consideration, less the fair value of the undelivered items. Where vendor-specific objective evidence of fair value for the undelivered items cannot be determined, the Company defers revenue until all items are delivered and services have been performed, or until such evidence of fair value can be determined for the undelivered items.

Multiple deliverable arrangements in fiscal years 2010 and prior

Prior to fiscal year 2011, a multiple deliverable arrangement is separated into more than one unit of accounting if all of the following criteria are met: (i) the delivered item(s) has value to the customer on a standalone basis; (ii) there is objective and reliable evidence of the fair value of the undelivered item(s); and (iii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially within the control of the Company. If these criteria are not met, the delivered items are combined with the undelivered items to form a single unit of accounting and revenue is recognized on either a straight-line basis over the services period or deferred until the earlier of when such criteria are met or when the last item is delivered.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

The Company uses the residual method to allocate the arrangement consideration for multiple deliverable arrangements for which objective and reliable evidence of fair value can only be determined for the undelivered items. Under the residual method, the amount of consideration allocated to the delivered items equals the total arrangement consideration, less the fair value of the undelivered items.

The Company uses objective and reliable evidence of fair value to separate the deliverables into more than one unit of accounting if the Company has vendor-specific objective evidence or third-party evidence of fair value for all of the deliverables. The accounting guidance does not permit the Company to use an estimated selling price for these arrangements when objective and reliable evidence of fair value is not available.

The Company recognizes revenue in accordance with the software revenue recognition guidance for arrangements that include software that is more than incidental to the products or services as a whole. In multiple deliverable software arrangements, the Company generally uses the residual method to allocate the arrangement consideration. When vendor-specific objective evidence of fair value cannot be determined for the undelivered items, the Company defers revenue until all items have been delivered or until such evidence can be determined.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less when purchased, and are stated at cost, which approximates market value.

Concentrations of Risk

The Company’s cash and cash equivalents are invested in various investment grade institutional money market accounts and bank term deposits, with a significant portion of these investments having government backing. Deposits held at banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. The Company seeks to mitigate such risks by spreading its risk across multiple counterparties and monitoring the risk profiles of these counterparties.

The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for its products. The inability of a contract manufacturer or supplier to fulfill supply requirements of the Company could materially impact future operating results.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of reserves for sales returns and allowances and provisions for doubtful accounts. The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. The allowances are based on analyses of historical trends, aging of accounts receivable balances and the creditworthiness of customers as determined by credit checks and analyses, as well as customers’ payment history. At September 30, 2011, one customer accounted for more than 10% of accounts receivable. At September 30, 2010, no single customer accounted for more than 10% of accounts receivable.

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

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

As discussed in detail in Note 17, the Company has outsourced the manufacturing of substantially all of its products and may be obligated to purchase certain excess inventory levels from its outsourced manufacturers if actual sales of product vary from forecast, in which case additional inventory provisions may need to be recorded in the future.

Research and Development Costs

Research and development costs are charged to expense as incurred. The costs incurred for the development of communications software that will be sold, leased or otherwise marketed, however, are capitalized when technological feasibility has been established in accordance with FASB Accounting Standards Codification (“ASC”) Topic 985, “Software” (“ASC 985”). These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and costs and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead.

Amortization of capitalized software development costs begins when the product is available for general release to customers. Amortization is recognized on a product-by-product basis generally on the straight-line method over a period of up to two years. Unamortized software development cost determined to be in excess of net realizable value of the product is expensed immediately. Included in other assets at September 30, 2011 and 2010 is unamortized software development costs of $58 million and $55 million, respectively.

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

Internal Use Software

Certain costs of computer software developed or obtained for internal use are capitalized and amortized on a straight-line basis generally over three to seven years. General and administrative costs, overhead, maintenance and training, as well as the cost of software that does not add functionality to the existing system, are expensed as incurred. The Company had unamortized internal use software costs of $26 million and $38 million as of September 30, 2011 and 2010, respectively.

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

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Intangible and Long-lived Assets

Intangible assets include technology, customer relationships, trademarks and trade-names and other intangibles. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to fifteen years. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment” (“ASC 360”). Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell. Intangible assets determined to have indefinite useful lives are not amortized but are tested for impairment annually each September 30th and more frequently if events occur or circumstances change that indicate an asset may be impaired.

Financial Instruments

The Company uses foreign currency forward contracts to manage and reduce risk to the Company by generating cash flows that offset the cash flows of certain transactions in foreign currencies in relation to their amounts and timing. The Company’s derivative financial instruments are used as risk management tools and not for speculative or trading purposes. These derivative instruments represent assets and liabilities and are classified as other current assets or other current liabilities on the Consolidated Balance Sheets. Gains and losses on the changes in the fair values of the Company’s derivative instruments are included in other income (expense), net. As permitted under FASB ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the Company has elected not to designate its forward contracts as hedges thereby precluding the use of hedge accounting for these instruments.

The Company uses interest rate swap agreements in order to reduce its exposure to variable rate interest payments associated with its senior secured term loan. Those interest rate swaps that are designated and qualify as cash flow hedges under ASC 815 are included at estimated fair value as an asset or liability in the Consolidated Balance Sheets. These are bifurcated into current and non-current components depending upon the timing of the cash flows. Fair value related to the cash flows occurring within one year are classified as current and beyond one year as non-current. Unrealized gains/losses related to the change in market value on these interest rate swaps are recorded in other comprehensive loss and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. The market value of the interest rate swaps recorded in other comprehensive loss may be recognized in the Consolidated Statement of Operations earlier if the interest rate swaps are determined to be ineffective, for example, if certain terms of the senior secured term loan change, if the loan is extinguished, if the counterparty’s ability to honor its obligation under the agreement changes, or if the interest rate swap agreements are terminated prior to maturity.

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

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

These pension and other postretirement benefits are accounted for in accordance with FASB ASC Topic 715, “Compensation—Retirement Benefits” (“ASC 715”). ASC 715 requires that plan assets and obligations be measured as of the reporting date and the over-funded, under-funded or unfunded status of plans be recognized as of the reporting date as an asset or liability in the Consolidated Balance Sheets. In addition, ASC 715 requires costs and related obligations and assets arising from pensions and other postretirement benefit plans to be accounted for based on actuarially-determined estimates.

The plans use different factors, including years of service, eligible compensation and age, to determine the benefit amount for eligible participants. The Company funds its U.S. qualified pension plans in compliance with applicable laws. See Note 13, “Benefit Obligations,” for a discussion of the Company’s pension and postretirement plans.

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

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Deferred Financing Costs

Deferred financing costs, which are included in other assets, are amortized as interest expense over the contractual lives of the related credit facilities.

Foreign Currency Translation

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars at period-end exchange rates while income and expenses are translated at the spot rate. Translation gains or losses related to net assets located outside the U.S. are shown as a component of accumulated other comprehensive loss in the Consolidated Statements of Changes in Stockholder’s Equity (Deficiency) and of Comprehensive Loss. Gains and losses resulting from foreign currency transactions, which are denominated in currencies other than Avaya’s functional currency, are included in other income (loss), net in the Consolidated Statements of Operations.

Other Comprehensive Loss

Other comprehensive loss is recorded directly to a separate section of stockholder’s equity (deficiency) in accumulated other comprehensive loss and primarily includes unrealized gains and losses excluded from the Consolidated Statements of Operations. These unrealized gains and losses consist of changes in our foreign currency translation, interest rate swaps, and changes in unamortized pension, postretirement and postemployment actuarial gains and losses.

3. Recent Accounting Pronouncements

New Accounting Guidance Recently Adopted

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

Fair Value Measures

In September 2006, the FASB issued an accounting standard related to fair value measurements of financial and non-financial assets and liabilities. The provisions of the standard applicable to financial assets and liabilities were effective and adopted by the Company on October 1, 2008. On October 1, 2009 the provisions of this standard became effective for the Company’s non-financial assets and liabilities. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated statement of operations.

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

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

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

In August 2009, the FASB issued guidance to clarify the fair value measurements and disclosure requirements related to the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted market price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of FASB Topic ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). The accounting guidance became effective for the Company beginning in fiscal 2010. The adoption of this accounting guidance did not have an impact on the Company’s consolidated statement of operations.

Variable Interest Entities

In December 2009, the FASB issued revised guidance for the accounting for variable interest entities. The revised guidance replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. The accounting guidance also requires an entity to perform an ongoing analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. This accounting guidance became effective for the Company beginning October 1, 2010 and did not have an impact on the Company’s consolidated financial statements.

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

In September 2011, the FASB issued revised guidance intended to simplify how an entity tests goodwill for impairment. As a result of the guidance, an entity will be allowed to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The accounting guidance is effective for the Company beginning in fiscal 2013 and early adoption is permitted. The accounting guidance is not expected to have a material impact on the consolidated financial statements or financial statement disclosures.

In September 2011, the FASB issued revised guidance which requires additional disclosure about an employer’s participation in a multiemployer pension plan. The accounting guidance is effective for the Company for fiscal year 2012 and is to be applied retrospectively for all prior periods presented. The accounting guidance is not expected to have a material impact on the Company’s consolidated financial statement disclosures.

4. Business Combinations and Other Transactions

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

The purchase price of NES and the payment of related fees and expenses (including integration expenses) were funded with (i) cash proceeds of $783 million received by Avaya from its issuance of $1,000 million in aggregate principal amount of term loans and detachable warrants to purchase up to 61.5 million shares of common stock in Parent (see Note 9, “Financing Arrangements”), (ii) a capital contribution to Avaya from Parent in the amount of $125 million, and (iii) approximately $112 million of Avaya’s existing cash.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The following table summarizes the consideration paid and the allocation of the purchase price to the assets acquired and the liabilities assumed in the acquisition based on their estimated fair values as of the close of the acquisition.

In millions
Cash and cash equivalents	$38
Accounts receivable	47
Inventory	115
Property, plant and equipment	103
Intangible assets	476
Accounts payable	(17)
Payroll and benefit obligations	(124)
Deferred revenue	(79)
Other assets and liabilities	(51)

Net assets acquired	508
Goodwill	425

Purchase price	$933

Adjustments to the preliminary purchase price allocation were made to reflect revised estimates of the fair values of the assets acquired and liabilities assumed at December 18, 2009. The most significant revisions were associated with valuations of property, plant and equipment and identifiable intangible assets, and the resulting changes to goodwill. Providing for these adjustments in previous periods would have had an immaterial impact on the reported operating results for the three month periods ended December 31, 2009, March 31, 2010 and June 30, 2010 and therefore such amounts were recorded in the quarter in which the adjustments were identified.

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

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

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

These audited consolidated financial statements include the operating results of the NES business as of December 19, 2009. Revenues specific to the NES business for the period December 19, 2009 through September 30, 2010 were $1,247 million. As the Company has begun eliminating overlapping processes and expenses and integrating its products and sales efforts with those of the acquired NES business, it is impractical to determine the earnings specific to the NES business for the period December 19, 2009 through September 30, 2010, included in the Consolidated Statement of Operations.

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

	Years ended September 30,
In millions	2010	2009
Revenue	$5,476	$6,259
Net loss	$(1,004)	$(1,991)

Sale of AGC Networks Ltd.

On May 30, 2010, Avaya entered into a Share Purchase Agreement with Essar Services Holdings Limited (“Essar”) to sell its 59.13% ownership interest in AGC Networks Limited (formerly Avaya GlobalConnect Ltd.)

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

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

$32

Other Acquisitions

The total consideration for acquisitions during the fiscal year ended September 30, 2011 was $17 million, which includes $16 million of cash payments, and includes our acquisition of all outstanding shares of Konftel AB (“Konftel”) on January 3, 2011. Konftel is a Swedish-based vendor of conference room terminals, offering analog, internet protocol, soft, cellular and session initiation protocol terminals.

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

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the consideration paid and the preliminary allocation of the purchase price to the assets acquired and the liabilities assumed in the acquisitions based on their estimated fair values as of the close of the acquisition:

In millions
Accounts receivable	$5
Inventory	2
Intangible assets	8
Accounts payable	(2)
Payroll and benefit obligations	(1)
Deferred income taxes, net	(2)

Net assets acquired	10
Goodwill	7

Purchase price	$17

Intangible assets include acquired technologies of $6 million and customer relationships of $2 million, respectively. The acquired technologies and customer relationships are being amortized over a weighted average useful life of 5 years, on a straight-line basis. No in-process research and development was acquired in the acquisitions. Pro forma financial information was not prepared as the acquisitions were not material.

The excess of the purchase price over the net tangible and intangible assets acquired resulted in goodwill of $7 million. The premiums paid by the Company in the transactions are largely attributable to the acquisition of an assembled workforce and the synergies and economies of scale provided to a market participant, particularly as it pertains to marketing efforts and customer base. None of the goodwill is deductible for tax purposes.

Adomo, Inc.

On July 24, 2009, Avaya acquired all outstanding shares of Adomo, Inc. (“Adomo”) for $11 million, net of cash acquired. Adomo developed and held the rights to certain unified messaging solutions which Avaya intends to further develop and incorporate into future product lines. The purchase price was allocated to the net assets acquired based on their estimated fair values which included $12 million of in-process research and development (“IPRD”), the fair value of which was determined using a royalty savings method. This technology allowed the Company to benefit in fiscal 2011 as the integration was completed in fiscal 2011 after additional development and testing. At the time of acquisition, these technologies were in the development stages and did not meet the technological feasibility standard necessary for capitalization. In accordance with authoritative guidance on business combinations, these amounts were charged to the Consolidated Statements of Operations at the date of the acquisition. No goodwill was recognized in connection with this acquisition.

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

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

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

September 30, 2011 and 2010

At September 30, 2011 and 2010, the Company performed its annual goodwill impairment test and determined that the respective book values of the Company’s reporting units did not exceed their estimated fair values and that it was not necessary to record impairment charges.

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

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

During the three months ended March 31, 2009, the global economic downturn experienced during fiscal 2008 continued and negatively affected most markets beyond the Company’s expectations utilized in its annual testing of goodwill at September 30, 2008. Several of the Company’s customers and competitors reduced their financial outlooks or disclosed that they were experiencing very challenging market conditions with little visibility of a rebound. Indications were that companies were not willing to spend on enterprise communications technology, and the revenue growth experienced in previous years was not expected in the near term. As demonstrated by the Company’s results, the demand for products fell as revenues for the six months ended March 31, 2009 were down when compared to the same period of the prior year. Cutbacks in spending, access to credit, employment variability, corporate profit growth, interest rates, energy prices, and other factors in specific markets were expected to further impact customer willingness to spend on communications technology in the near term. In March 2009, in response to these adverse business indicators, and the rapidly declining revenue trends experienced during the second quarter of the 2009 fiscal year, the Company reduced its near and long term financial projections. As a result of the deteriorating business climate during the second quarter of fiscal 2009, the Company determined that goodwill and long-lived assets should be tested for impairment.

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

During the three months ended March 31, 2009, the Company recorded an impairment to goodwill of $235 million associated with one of these GCS reporting units. The impairment was primarily the result of the continued weakness in the global economy. The reduced valuation of the affected reporting unit reflects the additional market risks, higher discount rates and the lower sales forecasts for the Company’s GCS product lines, which is consistent with economic trends at that time. The allocation discussed above is performed only for purposes of assessing goodwill for impairment; accordingly Avaya did not adjust the net book value of the assets and liabilities on its Consolidated Balance Sheets other than goodwill as a result of this process.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

The changes in the carrying amount of goodwill by operating segment are as follows:

In millions	Global Communications Solutions	Data Networking	Avaya Global Services	Total
October 1, 2009	$1,218	—	$2,477	$3,695
Acquisition of NES	219	—	206	425
Goodwill allocated to AGC	(13)	—	(23)	(36)
Adjustments	(3)	—	(6)	(9)

September 30, 2010	$1,421	$—	$2,654	$4,075
Acquisitions	7	—	—	7
Adjustments	(2)	—	(1)	(3)

September 30, 2011	$1,426	$—	$2,653	$4,079

Balance as of September 30, 2011:
Goodwill	$2,560	$—	$2,653	$5,213
Accumulated Impairment	(1,134)	—	—	(1,134)

	$1,426	$—	$2,653	$4,079

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

The Company’s intangible assets consist of:

In millions	Acquired technology and patents	Customer relationships and other intangibles	Trademarks and trade names	Total
Gross Carrying Amount	$1,371	$2,258	$545	$4,174
Accumulated Amortization	(777)	(604)	—	(1,381)
Accumulated Impairment	—	—	(190)	(190)

September 30, 2010	$594	$1,654	$355	$2,603

Gross Carrying Amount	$1,366	$2,261	$545	$4,172
Accumulated Amortization	(1,025)	(828)	—	(1,853)
Accumulated Impairment	—	—	(190)	(190)

Balance as of September 30, 2011	$341	$1,433	$355	$2,129

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

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

The Company’s trademarks and trade names are expected to generate cash flows indefinitely. Consequently, these assets were classified as indefinite-lived intangibles and accordingly are not amortized but reviewed for impairment annually, or sooner under certain circumstances. Prior to the goodwill testing discussed above, the Company tested its intangible assets with indefinite lives in accordance with ASC 360. ASC 360 requires that the fair value of intangible assets with indefinite lives be compared to the carrying value of those assets. In situations where the carrying value exceeds the fair value of the intangible asset, an impairment loss equal to the difference is recognized. The Company estimates the fair value of its indefinite-lived intangible assets using an income approach; specifically, based on discounted cash flows.

September 30, 2011, 2010 and 2009

At September 30, 2011, 2010 and 2009, the Company performed annual tests of recoverability of indefinite-lived intangible assets. The Company determined that the respective book values of the Company’s indefinite-lived intangible assets did not exceed their estimated fair values and that it was not necessary to record impairment charges.

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

Future amortization expense of intangible assets for the years ending September 30 is as follows:

In millions	Estimated future amortization expense

2012	409
2013	277
2014	266
2015	243
2016 and thereafter	579

Total	$1,774

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

7. Supplementary Financial Information

Consolidated Statements of Operations Information

	Fiscal years ended September 30,
In millions	2011	2010	2009
DEPRECIATION AND AMORTIZATION
Amortization of software development costs included in costs	$39	$42	$32
Amortization of intangible assets	483	509	455
Depreciation and amortization of property, plant and equipment and internal use software included in costs and operating expenses	131	140	165

Total depreciation and amortization	$653	$691	$652

OTHER INCOME, NET
Interest income	$5	$5	$6
Gain (loss) on foreign currency transactions and forward contracts	12	(1)	8
Third party fees incurred in connection with debt modification	(9)	—	—
Gain on sale of AGC	—	7	—
Other, net	(3)	4	—

Total other income, net	$5	$15	$14

Consolidated Balance Sheet Information

	Fiscal years ended September 30,
In millions	2011	2010	2009
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Accounts Receivable:
Balance at beginning of year	$39	$49	$58
Charged to expense	(7)	—	(3)
Deductions	(4)	(10)	(6)

Balance at end of year	$28	$39	$49

Deferred Tax Asset Valuation Allowance:
Balance at beginning of year	$1,094	$738	$185
Charged to expense	238	330	193
Additions	78	26	360

Balance at end of year	$1,410	$1,094	$738

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

	September 30,
In millions	2011	2010
PROPERTY, PLANT AND EQUIPMENT, NET
Land and improvements	$38	$37
Buildings and improvements	296	279
Machinery and equipment	260	247
Rental equipment	164	157
Assets under construction	2	3
Internal use software	120	129

Total property, plant and equipment	880	852
Less: Accumulated depreciation and amortization	(483)	(402)

Property, plant and equipment, net	$397	$450

Included in buildings and improvements is $21 million under a capital lease related to an office facility acquired in the Acquisition.

	September 30,
In millions	2011	2010	2009
ACCUMULATED OTHER COMPREHENSIVE LOSS
Change in unamortized pension, postretirement and postemployment benefit-related items, net of tax	$(1,111)	$(1,014)	$(827)
Foreign currency translation	(50)	(28)	(95)
Unrealized loss on term loan interest rate swap	(14)	(37)	(82)
Other	(3)	(2)	(4)

Accumulated other comprehensive loss	$(1,178)	$(1,081)	$(1,008)

Supplemental Cash Flow Information

	Fiscal years ended September 30,
In millions	2011	2010	2009
OTHER PAYMENTS
Interest payments	$371	$345	$348
Income tax payments	$44	$39	$35

8. Business Restructuring Reserves and Programs

Fiscal 2011 Restructuring Program

During fiscal 2011, the Company continued to identify opportunities to streamline operations and generate cost savings which include exiting facilities and eliminating employee positions. Restructuring charges recorded during fiscal year 2011 associated with these initiatives, net of adjustments to previous periods, were $189 million and include employee separation costs primarily associated with employee severance actions in Germany, as well as in Europe, the Middle East and Africa (“EMEA”) and U.S. regions. Employee separation charges includes $56 million associated with an agreement reached with the works council representing employees of certain of Avaya Inc’s German subsidiaries for the elimination of 210 positions. Severance and

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

employment benefits payments associated with this action are expected to be paid through the quarter ending September 30, 2012, and include, but are not limited to, social pension fund payments and healthcare and unemployment insurance costs to be paid to or on behalf of the affected employees. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities are expected to continue through fiscal 2020. As the Company continues to evaluate and identify additional operational synergies, additional cost saving opportunities may be identified.

The following table summarizes the components of the fiscal 2011 restructuring program:

In millions	Employee Separation Costs	Lease Obligations	Total
2011 restructuring charges	$155	$30	$185
Cash payments	(49)	(6)	(55)
Impact of foreign currency fluctuations	(5)	—	(5)

Balance as of September 30, 2011	$101	$24	$125

Fiscal 2010 Restructuring Program

During fiscal 2010, in response to the global economic climate and in connection with the acquisition of NES, the Company began implementing initiatives designed to streamline the operations of the Company and generate cost savings and developed initiatives to eliminate overlapping processes and expenses associated with that acquisition. During the second and third quarters of fiscal 2010, the Company exited certain facilities and separated or relocated certain employees. Restructuring charges recorded during fiscal year ended September 30, 2010, net of adjustments to previous periods, were $171 million, and include employee separation costs associated with involuntary employee severance actions primarily in EMEA and the U.S., as well as costs associated with closing and consolidating facilities. The headcount reductions and related payments identified in these actions are expected to be completed in fiscal 2013. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities are expected to continue through fiscal 2020.

The following table summarizes the components of the fiscal 2010 restructuring program:

In millions	Employee Separation Costs	Lease Obligations	Total
2010 restructuring charges	$151	$24	$175
Reserves acquired with NES	—	8	8
Cash payments	(76)	(8)	(84)
Impact of foreign currency fluctuations	1	—	1

Balance as of September 30, 2010	76	24	100
Cash payments	(64)	(13)	(77)
Adjustments (1)	(7)	4	(3)
Impact of foreign currency fluctuations	—	(1)	(1)

Balance as of September 30, 2011	$5	$14	$19

(1)	Included in adjustments are changes in estimates, whereby all increases and decreases in costs related to the Fiscal 2010 restructuring program are recorded to the restructuring charges line item in operating expenses in the period of the adjustment.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Fiscal 2009 Restructuring Program

During fiscal 2009, as a response to the global economic downturn, the Company began implementing initiatives designed to streamline the operations of the Company and generate cost savings, which include exiting facilities and separating or relocating employees. Restructuring charges recorded during fiscal 2009 associated with these initiatives were $160 million and include employee separation costs primarily associated with involuntary employee severance actions in Germany, as well as in the EMEA and U.S. regions. The headcount reductions and related payments identified in these actions are expected to be completed in fiscal 2013. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities are expected to continue through fiscal 2020.

The following table summarizes the components of the fiscal 2009 restructuring program:

In millions	Employee Separation Costs	Lease Obligations	Total
2009 restructuring charges	$151	$9	$160
Cash payments	(44)	(1)	(45)
Impact of foreign currency fluctuations	5	—	5

Balance as of September 30, 2009	112	8	120
Cash payments	(88)	(3)	(91)
Adjustments (1)	(5)	—	(5)
Impact of foreign currency fluctuations	(7)	—	(7)

Balance as of September 30, 2010	12	5	17
Cash payments	(13)	(4)	(17)
Adjustments (1)	5	2	7
Impact of foreign currency fluctuations	(1)	—	(1)

Balance as of September 30, 2011	$3	$3	$6

(1)	Included in adjustments are changes in estimates, whereby all increases and decreases in costs related to the Fiscal 2009 restructuring program are recorded to the restructuring charges line item in operating expenses in the period of the adjustment.

Fiscal 2008 Restructuring Reserve

In connection with the Merger, Avaya’s management and board of directors developed various plans and initiatives designed to streamline the operations of the Company and generate cost savings, which include exiting facilities and separating or relocating employees. As a result, the Company recorded approximately $251 million of liabilities associated with involuntary employee severance actions and approximately $79 million established for future lease payments on properties expected to be closed or consolidated as part of these initiatives. These amounts include the remaining payments associated with the restructuring reserves of periods prior to the Merger. The headcount reductions associated with this restructuring program were substantially completed in 2009 and the related payments are expected to be completed in fiscal 2017. Cash payments associated with the lease obligations, net of sub-lease income, are expected to continue through 2020.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the components of this reserve:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of October 1, 2008	$146	$67	$213
Cash payments	(89)	(11)	(100)
Adjustments (1)	(15)	(7)	(22)
Impact of foreign currency fluctuations	3	—	3

Balance as of September 30, 2009	45	49	94
Cash payments	(29)	(6)	(35)
Adjustments (1)	1	(8)	(7)
Impact of foreign currency fluctuations	(3)	(1)	(4)

Balance as of September 30, 2010	14	34	48
Cash payments	(9)	(4)	(13)
Adjustments (1)	(1)	(1)	(2)
Impact of foreign currency fluctuations	2	1	3

Balance as of September 30, 2011	$6	$30	$36

(1)	Included in adjustments are changes in estimates, whereby all increases in costs related to the Fiscal 2008 restructuring reserve are recorded to the restructuring charges line item in operating expenses in the period of the adjustment and decreases in costs are recorded as adjustments to goodwill, as these reserves relate to actions taken prior to the Company’s adoption of ASC 805.

9. Financing Arrangements

In connection with the Merger, on October 26, 2007, Avaya entered into financing arrangements consisting of a senior secured credit facility, a senior unsecured credit facility, which later became senior unsecured notes, and a senior secured multi-currency asset-based revolving credit facility. On February 11, 2011, Avaya amended and extended its senior secured credit facility and issued senior secured notes, the proceeds of which were used to repay the senior secured incremental term B-2 loans in full under Avaya’s senior secured credit facility and related fees and expenses. Long-term debt consists of the following:

	September 30,
In millions	2011	2010
Senior secured term B-1 loans	$1,449	$3,662
Senior secured incremental term B-2 loans	—	732
Senior secured term B-3 loans	2,165	—
Senior secured notes	1,009	—
9.75% senior unsecured cash pay notes due 2015	700	700
10.125%/10.875% senior unsecured PIK toggle notes due 2015	834	834

	6,157	5,928
Debt maturing within one year	(37)	(48)

Long-term debt	$6,120	$5,880

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Senior Secured Credit Facility

Prior to refinancing on February 11, 2011, the senior secured credit facility consisted of (a) a senior secured multi-currency revolver allowing for borrowings of up to $200 million, (b) a $3,800 million senior secured term loan (the “term B-1 loans”), which was drawn in full on the closing date of the Merger and (c) a $1,000 million incremental senior secured term loan (the “incremental term B-2 loans”), which was drawn in full at an original issue discount of 20.0% on December 18, 2009, the date of the Acquisition.

Borrowings under the term B-1 loans originally bore interest at a rate per annum equal to either a base rate or a LIBOR rate, in each case plus an applicable margin. The base rate is determined by reference to the higher of (1) the prime rate of Citibank, N.A. and (2) the federal funds effective rate plus   1/2 of 1%. The LIBOR rate is determined by a reference rate. The applicable margin for borrowings was 1.75% per annum with respect to the base rate and 2.75% per annum with respect to LIBOR borrowings.

In connection with the financing of the Acquisition, the Company received $800 million in exchange for incremental term B-2 loans payable with a face value of $1,000 million and detachable warrants to purchase 61.5 million shares of the Parent’s common stock. The incremental term B-2 loans bore interest at a rate equal to, at the Company’s option, either (1) a LIBOR rate (subject to a floor of 3.0%) plus a margin of 7.5%, or (2) a base rate (subject to a floor of 4.0%) plus a margin of 6.5%. Except with respect to interest rates, the incremental term B-2 loans had substantially the same terms as the term B-1 loans, including the maturity dates, security interests, amortization, covenants and events of default. The terms of the incremental term B-2 loans were negotiated and agreed during the spring of 2009 at the time the Company submitted its stalking horse bid for the Acquisition, and based on the agreed terms in relation to the market conditions existing at the time, the discount from the face amount of the loans was determined. In addition to receiving payments of principal and interest, upon funding of their loans at the closing of the Acquisition, the financing sources that committed to provide the new term loans in July 2009 in connection with the Company’s proposal to purchase NES received an aggregate commitment fee of $16 million. Proceeds from the issuance of the incremental term B-2 loans and associated warrants, net of commitment fees and reimbursement of the creditors’ costs of $1 million, was $783 million.

In accordance with GAAP, the Company allocated the net proceeds received at closing between debt and warrants based on their relative fair values. The estimated fair value of the incremental term B-2 loans on December 18, 2009 was $1,096 million and was estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (e.g. a Level 2 Input). The warrants have a term of 10 years, have an exercise price of $3.25 per share and an aggregate estimated fair value of $114 million. The fair value of each warrant was determined utilizing the Cox-Ross-Rubinstein (“CRR”) binomial option model under the following assumptions: estimated fair value of underlying stock of $3.00; expected term to exercise of 10 years; expected volatility of 48.8%; risk-free interest rate of 3.6%; and no dividend yield. The Company allocated the net cash proceeds of $783 million received to the incremental term B-2 loans and the warrants based on their relative fair values, or $709 million and $74 million, respectively. The difference between the carrying value of the incremental term B-2 loans as calculated and the $1,000 million face value of the incremental term B-2 loans at the date of issuance was recorded as a debt discount to be accreted over the term of the debt as interest expense using the effective interest rate method.

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

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

On February 11, 2011, the Company amended and restated the senior secured credit facility to reflect modifications to certain provisions thereof. The modified terms of the senior secured credit facility include (1) an amendment which allowed the Company to extend the maturity of a portion of the term B-1 loans representing outstanding principal amounts of $2.2 billion from October 26, 2014 to October 26, 2017 (potentially springing to July 26, 2015, under the circumstances described below) by converting such loans into a new tranche of senior secured B-3 loans (the “term B-3 loans”); (2) permission, at the election of the Company, to apply prepayments of term loans to the incremental term B-2 loans prior to the term B-1 loans and term B-3 loans and thereafter to the class of term loans with the next earliest maturity; (3) permission to issue indebtedness (including the senior secured notes described below) to refinance a portion of the term loans under the senior secured credit facility and to secure such indebtedness (including the senior secured notes) on a pari passu basis with the obligations under the senior secured credit facility; (4) permission for future refinancing of the term loans under the senior secured credit facility; and (5) permission for future extensions of the term loans and revolving credit commitments (including, in the case of the revolving credit commitments, by obtaining new revolving credit commitments) under the senior secured credit facility.

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

The amendment and restatement of the senior secured credit facility represents a debt modification for accounting purposes. Accordingly, third party expenses of $9 million incurred in connection with the transaction were expensed as incurred and included in other income, net. The Company’s financing sources that held term B-1 loans and/or revolving credit commitments under the senior secured credit facility and consented to the amendment and restatement of the senior secured credit facility received in aggregate a consent fee of $10 million. Fees paid to or on behalf of the creditors in connection with the modification were recorded as a discount to the face value of the debt and will be accreted over the term of the debt as interest expense.

Additionally, as discussed more fully below, on February 11, 2011, the Company completed a private placement of $1,009 million of senior secured notes, the proceeds of which were used to repay in full the incremental term B-2 loans outstanding under the senior secured credit facility.

The senior secured multi-currency revolver, which allows for borrowings of up to $200 million, was not impacted by the refinancing. The senior secured multi-currency revolver includes capacity available for letters of credit and for short-term borrowings, and is available in euros in addition to dollars. Borrowings are guaranteed by Parent and substantially all of the Company’s U.S. subsidiaries. The senior secured facility, consisting of term loans and a senior secured multi-currency revolver, is secured by substantially all assets of Parent, the Company and the subsidiary guarantors. As of September 30, 2011, there were no amounts outstanding under the senior secured multi-currency revolver.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

On August 8, 2011, the Company amended the terms of the senior secured multi-currency revolver to extend the final maturity from October 26, 2013 to October 26, 2016. All other terms and conditions of the senior secured credit facility remain unchanged.

During fiscal 2011 and 2010, the Company paid $42 million and $48 million, respectively in aggregate quarterly principal payments on the senior secured term loans outstanding under the senior secured credit facility. In addition, the Company is required to prepay outstanding term loans based on its annual excess cash flow, as defined in the senior secured credit facility. No such excess cash payment was required during fiscal 2011 and 2010 based on fiscal 2010 and 2009 cash flows, respectively.

As a result of the refinancing transaction, the term loans outstanding under the senior secured credit facility include term B-1 loans and term B-3 loans with remaining face values as of September 30, 2011 (after all principal payments to date) of $1,449 million and $2,174 million, respectively. The Company is required to make scheduled quarterly principal payments under the term B-1 loans and the term B-3 loans, equal to $10 million in the aggregate.

In connection with the senior secured credit facility, the Company entered into interest rate swaps to effectively convert a portion of the floating-rate debt into fixed rate debt. During fiscal 2011 and 2010, the Company made interest payments aggregating $218 million and $277 million, respectively, related to the term B-1 loans, term B-3 loans and incremental term B-2 loans portion of this facility, net of related swaps. In addition to paying interest on outstanding principal under the senior secured credit facility, the Company is required to pay a commitment fee of 0.50% per annum in respect of unutilized commitments under the revolver portion of this facility.

Senior Unsecured Notes

The Company issued $700 million of senior unsecured cash-pay notes and $750 million of senior unsecured PIK toggle notes. The interest rate for the cash-pay notes is fixed at 9.75% and the interest rates for the cash interest and PIK interest portions of the PIK-toggle notes are fixed at 10.125% and 10.875%, respectively. The Company may prepay the senior unsecured notes commencing November 1, 2011 at 104.875% of the cash pay note and at 105.0625% of the PIK toggle note principal amount, which decreases to 102.4375% and 102.5313%, respectively, on November 1, 2012 and to 100% of each on or after November 1, 2013.

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

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Substantially all of the Company’s U.S. 100% subsidiaries are guarantors of the senior unsecured notes. For the periods May 1, 2009 through October 31, 2009 and November 1, 2009 through April 30, 2010, the Company elected to pay interest in kind on its senior PIK toggle notes. PIK interest of $41 million and $43 million was added, for these periods, respectively, to the principal amount of the senior unsecured notes effective November 1, 2009 and May 1, 2010, respectively, and will be payable when the senior unsecured notes become due. For the periods of May 1, 2010 through October 31, 2010, November 1, 2010 through April 30, 2011, and May 1, 2011 to October 31, 2011, the Company has elected to make such payments in cash interest. Under the terms of these notes, after November 1, 2011 the Company is required to make all interest payments on the senior unsecured PIK toggle notes entirely in cash.

Senior Secured Asset-Based Credit Facility

The Company’s senior secured multi-currency asset based revolving credit facility allows for borrowings of up to $335 million, subject to availability under a borrowing base, of which $150 million may be in the form of letters of credit. The borrowing base at any time equals the sum of 85% of eligible accounts receivable plus 85% of the net orderly liquidation value of eligible inventory, subject to certain reserves and other adjustments. The Company and substantially all of its U.S. subsidiaries are borrowers under this facility, and borrowings are guaranteed by Parent, the Company and substantially all of the Company’s U.S. subsidiaries. The facility is secured by substantially all assets of Parent, the Company and the subsidiary guarantors. The senior secured multi-currency asset based revolving credit facility also provides the Company with the right to request up to $100 million of additional commitments under this facility.

On August 8, 2011, the Company amended the terms of its senior secured multi-currency asset-based revolving credit facility to extend its final maturity from October 26, 2013 to October 25, 2016. All other terms and conditions of the senior secured multi-currency asset-based revolving credit facility remain unchanged.

At September 30, 2011 and 2010, there were no borrowings under this facility. At September 30, 2011, and 2010 there were $75 million and $53 million of letters of credit issued in the ordinary course of business under the senior secured multi-currency revolver resulting in remaining availability of borrowings under that facility of $252 million and $237 million, respectively.

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

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Substantially all of the Company’s U.S. 100%-owned subsidiaries are guarantors of the senior secured notes. The senior secured notes are secured by substantially all of the assets of the Company and the subsidiary guarantors.

The proceeds from the notes were used to repay in full the senior secured incremental term B-2 loans outstanding under the senior secured credit facility (representing $988 million in aggregate principal amount and $12 million in accrued and unpaid interest) and to pay related fees and expenses.

The issuance of the senior secured notes and repayment of the incremental term B-2 loans was accounted for as an extinguishment of the incremental term B-2 loans and issuance of new debt. Accordingly, the difference between the reacquisition price of the incremental term B-2 loans (including consent fees paid by the Company to the holders of the incremental term B-2 loans that consented to the amendment and restatement of the senior secured credit facility of $1 million) and the carrying value of the incremental term B-2 loans (including unamortized debt discount and debt issue costs) of $246 million was recognized as a loss upon debt extinguishment during fiscal 2011. In connection with the issuance of the senior secured notes, the Company capitalized financing costs of $23 million during fiscal 2011 and is amortizing these costs over the term of the senior secured notes.

The Company’s senior secured credit facility, senior secured multi-currency asset-based revolving credit facility, and the indentures governing its notes, contain a number of covenants, that, among other things and subject to certain exceptions, restrict the Company’s ability and the ability of certain of its subsidiaries to: (a) incur or guarantee additional debt and issue or sell certain preferred stock; (b) pay dividends on, redeem or repurchase capital stock; (c) make certain acquisitions or investments; (d) incur or assume certain liens; (e) enter into transactions with affiliates; (f) merge or consolidate with another company; (g) transfer or otherwise dispose of assets; (h) redeem subordinated debt; (i) incur obligations that restrict the ability of its subsidiaries to make dividends or other payments to Parent or Avaya; and (j) create or designate unrestricted subsidiaries. They also contain customary affirmative covenants and events of default.

As of September 30, 2011 and 2010, the Company was not in default under its senior secured credit facility, the indenture governing its senior secured notes, the indenture governing its senior unsecured notes or its senior secured multi-currency asset-based revolving credit facility.

The weighted average interest rates of the Company’s outstanding debt was 6% as of September 30, 2011 and 2010, excluding the impact of the interest rate swaps described in Note 10, “Derivatives and Other Financial Instruments”.

Annual maturities of long-term debt for each of the next five years ending September 30 and thereafter consist of:

In millions
2012	$38
2013	38
2014	38
2015	1,442
2016	1,542
2017 and thereafter	3,068

$6,166

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Capital Lease Obligations

Included in other liabilities is $23 million, and $25 million of capital lease obligations as of September 30, 2011 and 2010, respectively, primarily associated with an office facility assumed in the acquisition of NES.

10. Derivatives and Other Financial Instruments

Interest Rate Swaps

The Company uses interest rate swaps to manage the amount of its floating rate debt in order to reduce its exposure to variable rate interest payments associated with certain borrowings under the senior secured credit facility. The interest rate swaps presented below are designated as cash flow hedges. The fair value of each interest rate swap is reflected as an asset or liability in the Consolidated Balance Sheets, reported as a component of other comprehensive loss and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instrument representing hedge ineffectiveness are recognized in current earnings. The fair value of each interest rate swap is estimated as the net present value of their projected cash flows at the balance sheet date.

The details of these swaps, which are designated as cash flow hedges, are as follows:

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

Additionally, the Company entered into an interest rate swap during fiscal 2011 in order to reduce exposure to variable rate interest payments associated with certain borrowings under the senior secured credit facility which the Company has elected not to designate as a hedge thereby precluding the use of hedge accounting. The interest rate swap has an effective date of August 26, 2011 and a maturity date of November 26, 2011. Under the terms of the interest rate swap contract, the Company fixed interest payments on a notional amount of $1,500 million at 0.3425% and will receive floating rate interest based on the 3-month LIBOR rate. The fair value of the interest rate swap is classified within other current assets or other current liabilities on the Consolidated Balance Sheet. Gains and losses on the changes in the fair value of the interest rate swap are included in other income (expense), net. During the year ended September 30, 2011 the loss on the interest rate swap contract included in other income (expense) was less than $1 million.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the gains and losses of the interest rate contracts qualifying and designated as cash flow hedging instruments under ASC 815:

	Fiscal years ended September 30,

In millions	2011	2010	2009
Loss (Gain) on interest rate swaps
Recognized in other comprehensive loss	$(23)	$(45)	$56

Reclassified from accumulated other comprehensive loss into interest expense	$42	$76	$76

Recognized in operations (ineffective portion)	$—	$—	$—

The Company expects to reclassify approximately $23 million from accumulated other comprehensive loss into expense in the next twelve months related to the Company’s interest rate swaps based on the projected borrowing rates at September 30, 2011.

Foreign Currency Forward Contracts

The Company utilizes foreign currency forward contracts primarily to manage short-term exchange rate exposures on certain receivables, payables and intercompany loans residing on foreign subsidiaries’ books that are denominated in currencies other than the subsidiary’s functional currency. When those items are revalued into the subsidiaries’ functional currencies at the month-end exchange rates, the fluctuations in the exchange rates are recognized in the Consolidated Statements of Operations as other income (expense), net. Changes in the fair value of the Company’s foreign currency forward contracts used to offset these exposed items are also recognized in the Consolidated Statements of Operations as other income (expense), net in the period in which the exchange rates change.

The gains and (losses) of the foreign currency forward contracts included in other income (expense) were ($7) million, $27 million, and ($24) million for fiscal years 2011, 2010 and 2009, respectively.

The notional amount of the Company’s financial instruments represents the face amount of the contractual arrangements and the basis on which U.S. dollars are to be exchanged. It is not a measure of market or credit exposure. The following table summarizes these notional amounts that principally represent the equivalent in U.S. dollars for contracts in their respective currencies:

	September 30,
In millions	2011	2010
euros	$—	$429
British pound sterling	45	170
Canadian dollars	28	64
Australian dollars	1	53
Singapore dollars	7	11
Mexican peso	2	23
Hungarian forints	6	20
Japanese yen	24	19
Indian rupee	21	2
All other foreign currencies	62	67

	$196	$858

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the estimated fair value of derivatives:

In millions	September 30, 2011			September 30, 2010
Balance Sheet Location	Total	Foreign Currency Forward Contracts	Interest Rate Swaps	Total	Foreign Currency Forward Contracts	Interest Rate Swaps
Other current assets	$1	$1	$—	$5	$5	$—
Other current liabilities	(26)	(2)	(24)	(67)	(23)	(44)
Other non-current liabilities	(10)	—	(10)	(18)	—	(18)

Net Liability	$(35)	$(1)	$(34)	$(80)	$(18)	$(62)

11. Fair value measures

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

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Asset and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and 2010 were as follows:

	Fair Value Measurement Using
In millions	September 30, 2011	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Current Assets:
Foreign currency forward contracts	$1	$—	$1	$—

Other Non-Current Assets:
Investments	$11	$9	$2	$—

Other Current Liabilities:
Foreign currency forward contracts	$2	$—	$2	$—
Interest rate swaps	24	—	24	—

	$26	$—	$26	$—

Other Non-Current Liabilities:
Interest rate swaps	$10	$—	$10	$—

	Fair Value Measurement Using
In millions	September 30, 2010	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Current Assets:
Foreign currency forward contracts	$5	$—	$5	$—

Other Non-Current Assets:
Investments	$10	$10	$—	$—

Other Current Liabilities:
Foreign currency forward contracts	$23	$—	$23	$—
Interest rate swaps	44	—	44	—

	$67	$—	$67	$—

Other Non-Current Liabilities:
Interest rate swaps	$18	$—	$18	$—

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

The fair values of the amounts borrowed under the Company’s financing arrangements at September 30, 2011 and 2010 were estimated based on a Level 2 input using quoted market prices in markets with insufficient volume.

The estimated fair values of the amounts borrowed under the Company’s credit agreements at September 30, 2011 and 2010 are as follows:

	September 30, 2011		September 30, 2010
In millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior secured term B-1 loans	$1,449	$1,298	$3,662	$3,250
Senior secured incremental term B-2 loans	—	—	732	1,018
Senior secured term B-3 loans	2,165	1,833	—
Senior secured notes	1,009	854	—	—
9.75% senior unsecured cash pay notes due 2015	700	511	700	665
10.125%/10.875% senior unsecured PIK toggle notes due 2015	834	612	834	792

Total	$6,157	$5,108	$5,928	$5,725

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

12. Income Taxes

The provision for income taxes is comprised of U.S. Federal, state and non-U.S. taxes. A reconciliation of the Company’s loss before income taxes at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	Fiscal years ended September 30,
In millions	2011	2010	2009
Income tax benefit computed at the U.S. Federal statutory rate of 35%	$(278)	$(300)	$(286)
State and local income taxes (benefit), net of federal income tax effect	3	(3)	17
Tax differentials on foreign earnings	106	25	26
Non-deductible transaction costs	—	(6)	6
Research and experimental credit	—	4	(7)
Non-deductible portion of goodwill impairment	—	—	81
Other differences—net	13	11	10
Divestiture of AGC	—	13	—
Audit settlements	—	(28)	—
In-process research and development charge	—	—	4
Valuation allowance	224	302	179

Provision for income taxes	$68	$18	$30

In fiscal 2011, $197 million of the $224 million increase in the valuation allowance relates to net deferred tax assets generated from pre-tax book losses in the U.S. and $27 million outside the U.S., primarily in Germany. In fiscal 2010, $233 million of the $302 million increase in the valuation allowance relates to net deferred tax assets generated from pre-tax book losses in the U.S. and $69 million outside the U.S., primarily in Germany. In fiscal 2009, $111 million of the $179 million increase in the valuation allowance relates to net deferred tax assets generated from pre-tax book tax losses in the U.S. and $68 million outside of the U.S., primarily in Germany. The reconciliation for fiscal 2009 includes the effects of the non-deductible portion of goodwill impairment and non-deductible IPRD charge.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table presents the U.S. and foreign components of loss before income taxes and the provision for income taxes:

	Fiscal years ended September 30,
In millions	2011	2010	2009
INCOME BEFORE INCOME TAXES:
U.S.	$(587)	$(647)	$(704)
Foreign	(208)	(206)	(111)

Loss before income taxes	$(795)	$(853)	$(815)

(BENEFIT FROM) PROVISION FOR INCOME TAXES:
CURRENT
Federal	$(1)	$(12)	$—
State and local	3	—	3
Foreign	69	23	45

	71	11	48

DEFERRED
Federal	15	21	(47)
State and local	—	(3)	21
Foreign	(18)	(11)	8

	(3)	7	(18)

Provision for income taxes	$68	$18	$30

The components of deferred tax assets and liabilities as of September 30, 2011 and 2010 are as follows:

	September 30,
In millions	2011	2010
DEFERRED INCOME TAX ASSETS:
Benefit obligations	$822	$801
Accrued liabilities	—	11
Net operating losses / credit carryforwards	1,038	854
Property, plant and equipment	26	30
Other	72	102
Valuation allowance	(1,410)	(1,094)

Gross deferred income tax assets	548	704

DEFERRED INCOME TAX LIABILITIES:
Goodwill and intangible assets	(672)	(829)
Other	(5)	(4)
Accrued Liabilities	(3)	—

Gross deferred income tax liabilities	(680)	(833)

Net deferred income tax liabilities	$(132)	$(129)

As of September 30, 2011, the Company had tax-effected net operating losses (“NOL’s”) carryforwards of $972 million, comprised of $628 million for U.S. Federal, state and local taxes and $344 million for foreign taxes, including $160 million, $110 million and $24 million in Germany, Luxembourg and France, respectively. U.S.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Federal and state NOL carryforwards expire through the year 2031, with the majority expiring in excess of 10 years. The majority of foreign NOL carryforwards have no expiration. Additionally, the Company has various other tax credit carryforwards totaling $66 million. Of this total, $17 million expire within five years, $27 million expire between five and 15 years and $22 million expire in excess of 15 years.

As a result of the Merger, a significant change in the ownership of the Company occurred which, pursuant to The Internal Revenue Code, will limit on an annual basis the Company’s ability to utilize its U.S. Federal NOLs and U.S. Federal tax credits. The Company’s NOLs and credits will continue to be available to offset taxable income and tax liabilities (until such NOLs and credits are either used or expire) subject to the Section 382 annual limitation. If the annual limitation amount is not fully utilized in a particular tax year, then the unused portion from that particular tax year will be added to the annual limitation in subsequent years. As discussed earlier, on June 9, 2011, Parent filed with the SEC a registration statement on Form S-1 relating to a proposed initial public offering of its common stock. We do not believe that this share issuance will itself, or when aggregated with other prior shareholder ownership changes during the applicable testing period, cause an ownership change that would further limit, on an annual basis, our ability to utilize our current U.S. Federal net operating losses and U.S. Federal tax credits.

In fiscal years 2008 and 2009, impairments to intangible assets and goodwill contributed to a significant book taxable loss in the U.S. The Company also incurred and expects to continue to incur significant interest expense related to its debt and amortization and depreciation expense associated with the Merger and acquisition of NES. As a result of continuing pre-tax losses incurred subsequent to the Merger, as of September 30, 2011, excluding the U.S. deferred tax liabilities on indefinite-lived intangible assets, the Company’s deferred tax assets exceed its deferred tax liabilities in the U.S. and the Company is in a three-year cumulative book taxable loss position in the U.S.

Further, as a result of operational losses and continued business restructuring accruals in Germany and France as well as intercompany interest expense in Luxembourg, the Company’s subsidiaries in Germany, Luxembourg and France are in a three-year cumulative book taxable loss position.

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considered the scheduled reversal of deferred tax assets and liabilities, projected future taxable income, and certain tax planning strategies in making this assessment. Based on this assessment in fiscal years 2009, 2010 and 2011, the Company determined that it is more likely than not that the U.S., German, Luxembourg and French deferred tax assets will not be realized to the extent they exceed the scheduled reversal of deferred tax liabilities. Accordingly, the Company has provided a valuation allowance against its U.S. net deferred tax assets which has and will continue to adversely affect its effective income tax rate.

At September 30, 2011, the valuation allowance of $1,410 million is comprised of $1,052 million relating to U.S. deferred tax assets and $358 million relating to foreign deferred tax assets for which $193 million, $110 million and $24 million relates to our German, Luxembourg and French subsidiaries, respectively. In fiscal 2011, the Company recorded an increase of $316 million to its valuation allowance. The increase in the valuation allowance is comprised of a $238 million charge included in the provision for income taxes and a $78 million charge to the balance sheet.

The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on $355 million and $286 million of undistributed earnings of its non-U.S. subsidiaries as of September 30, 2011 and 2010, respectively, since the Company intends to reinvest these earnings indefinitely. It is not practical to estimate the unrecognized deferred tax liability on the undistributed earnings.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

On October 1, 2007, the Company adopted the provisions of ASC 740-10 related to uncertain tax positions. The Company’s policy to include interest and penalties related to income taxes within the provision for income taxes did not change as a result of the adoption. Included in the calculation of provision for income taxes in fiscal 2009, 2010 and 2011 is interest expense of $6 million, interest benefit of $10 million and interest benefit of $1 million, respectively. As of September 30, 2011, the Company had gross unrecognized tax benefits (“UTB”) of $226 million. Also, included in non-current liabilities is $8 million relating to audits by state and local and foreign taxing authorities for the periods prior to the Company’s separation from Alcatel-Lucent pursuant to the Tax Sharing Agreement. Further, an additional $30 million for gross interest and penalties relating to these amounts had been classified as non-current liabilities. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in connection with these tax liabilities. The Company files corporate income tax returns with the federal government in the U.S. and with multiple U.S. state and local jurisdictions and non-U.S. tax jurisdictions. In the ordinary course of business these income tax returns will be examined by the tax authorities. The Internal Revenue Service (“IRS”) is currently examining the Company’s U.S. Federal income tax returns for fiscal years ended September 30, 2007 through September 30, 2009, including the period from October 1, 2007 through October 26, 2007. Various state, local, and foreign income tax returns are under examination by taxing authorities for tax years ranging from 2001 through 2008. It is reasonably possible that the total amount of UTB will increase or decrease in the next 12 months as a result of these examinations; however, quantification of an estimated range cannot be made at this time.

The following table summarizes the changes in the gross UTB liability for fiscal years 2011, 2010 and 2009:

In millions
Gross UTB balance at October 1, 2008	$224
Additions based on tax positions relating to the period	4
Additions based on tax positions relating to prior periods	5

Gross UTB balance at September 30, 2009	233
Additions based on tax positions relating to the period	15
Additions based on tax positions relating to prior periods	12
Settlements with taxing authorities	(70)
Statute of limitations expirations	(5)

Gross UTB balance at September 30, 2010	185
Additions based on tax positions relating to the period	36
Additions based on tax positions relating to prior periods	17
Settlements with taxing authorities	(7)
Statute of limitations expirations	(5)

Gross UTB balance at September 30, 2011	$226

13. Benefit Obligations

Pension and Postretirement Benefits

The Company sponsors non-contributory defined benefit pension plans covering a portion of its U.S. employees and retirees, and postretirement benefit plans for U.S. retirees that include healthcare benefits and life insurance coverage. The Company froze benefit accruals and additional participation in the pension and postretirement plan for its U.S. management employees effective December 31, 2003. Effective October 12, 2011 and November 18, 2011, the Company entered into a two-year contract extension with the Communications Workers of America (“CWA”) and the International Brotherhood of Electrical Workers (“IBEW”), respectively. With the contract

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

extension, the contract with the CWA and IBEW now terminates on June 7, 2014. The contract extension did not affect the level of pension and postretirement benefits available to U.S. employees of the Company who are represented by the CWA or IBEW (“represented employees”).

Certain non-U.S. operations have various retirement benefit programs covering substantially all of their employees. Some of these programs are considered to be defined benefit pension plans for accounting purposes.

The Company’s general funding policy with respect to the qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations, or to directly pay benefits where appropriate. Contributions to the U.S. pension plans were $75 million and $18 million in fiscal 2011 and 2010, respectively. Contributions to the non-U.S. pension plans were $21 million and $20 million in fiscal 2011 and 2010, respectively. The contributions to the U.S. pension plans in fiscal 2011 and 2010 consisted of payments of $6 million and $6 million for certain pension benefits that were not pre-funded, and cash contributions of $69 million and $12 million to satisfy the minimum statutory funding requirements, respectively. In fiscal 2012, the Company estimates that it will make payments totaling $6 million for certain U.S. pension benefits that are not pre-funded, contributions totaling $90 million to satisfy the minimum statutory funding requirements in the U.S. and contributions totaling $26 million for non-U.S. plans.

Most post-retirement medical benefits are not pre-funded. Consequently, the Company makes payments as these retiree medical benefits are disbursed. However, in compliance with the terms of the contract with the CWA and IBEW, at the beginning of each calendar year 2010 through 2012, the Company will contribute $5 million to the represented employees’ post-retirement health trust to fund retirement medical benefits for the U.S. represented employees. The Company also had a contractual obligation to contribute $47 million each calendar year 2007 through 2009 in compliance with the terms of the 2006 collective bargaining agreement between the Company and the CWA and IBEW, which was fulfilled by the Company’s final contribution of $12 million during the first quarter of fiscal 2010. At the end of each calendar year, any unused portion of the contributions will be carried forward to offset the subsequent year’s retiree medical and dental costs, if any, which would otherwise be the obligation of the retirees. As a result, contributions plus payments for retiree medical and dental benefits were $63 million and $70 million in fiscal 2011 and 2010, respectively. In fiscal 2012, we estimate contributions plus payments for retiree medical and dental benefits will total $63 million.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

A reconciliation of the changes in the benefit obligations and fair value of assets of the defined benefit pension and postretirement plans, the funded status of the plans, and the amounts recognized in the Consolidated Balance Sheets is provided in the table below:

	Pension Benefits U.S.		Pension Benefits Non-U.S.		Postretirement Benefits
	September 30,		September 30,		September 30,
In millions	2011	2010	2011	2010	2011	2010
CHANGE IN BENEFIT OBLIGATION
Benefit obligation as of beginning of period	$3,130	$2,927	$522	$466	$675	$707
Liability assumed in the Acquisitions	—	—	—	3	—	—
Service cost	6	8	9	9	3	4
Interest cost	150	160	23	23	31	37
Amendments	—	—	—	—	—	(12)
Actuarial (gain) loss	260	260	(56)	72	57	12
Benefits paid	(223)	(225)	(20)	(18)	(64)	(73)
Exchange rate movements	—	—	(5)	(32)	—	—
Curtailments, settlements and other	—	—	6	(1)	—	—

Benefit obligation as of end of period	$3,323	$3,130	$479	$522	$702	$675

CHANGE IN PLAN ASSETS
Fair value of plan assets as of beginning of period	$2,046	$1,954	$39	$33	$134	$123
Actual return on plan assets	201	298	(2)	7	3	14
Employer contributions	75	18	21	20	63	70
Benefits paid	(223)	(225)	(20)	(18)	(64)	(73)
Exchange rate movements	—	—	(1)	(2)	—	—
Settlements and other	—	1	—	(1)	1	—

Fair value of plan assets as of end of period	$2,099	$2,046	$37	$39	$137	$134

AMOUNT RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSISTS OF:
Noncurrent assets	$—	$—	$—	$—	$—	$—
Accrued benefit liability, current	(7)	(7)	(23)	(20)	(63)	(63)
Accrued benefit liability, noncurrent	(1,217)	(1,077)	(419)	(463)	(502)	(478)

Net amount recognized	$(1,224)	$(1,084)	$(442)	$(483)	$(565)	$(541)

AMOUNT RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS (PRE-TAX) CONSISTS OF:
Net prior service cost (credit)	$8	$9	$—	$—	$(8)	$(5)
Net actuarial loss (gain)	1,148	979	14	68	164	103

Net amount recognized	$1,156	$988	$14	$68	$156	$98

In fiscal 2011, the weighted average discount rates used to determine the U.S. pension and postretirement benefit obligations as of the balance sheet date declined by 30 basis points and 27 basis points, respectively. This resulted in a $108 million increase to the Company’s U.S. pension obligation and a $19 million increase to the Company’s postretirement benefit obligation. The weighted average discount rate used to determine the non-U.S. pension obligation increased by 65 basis points, resulting in a $50 million decrease to the Company’s non-U.S. pension obligation. Also in fiscal 2011, the mortality assumption for the U.S. pension and postretirement benefit

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

plans was modified to include future expected mortality improvement. The impact of the change in the mortality assumption was an $88 million increase to the Company’s U.S. pension obligation and a $4 million increase to the Company’s postretirement benefit obligation.

The following table provides the accumulated benefit obligation for all defined benefit pension plans and information for pension plans with an accumulated benefit obligation in excess of plan assets:

	U.S. Plans		Non - U.S. Plans
	September 30,		September 30,
In millions	2011	2010	2011	2010
Accumulated Benefit Obligation for all plans	$3,323	$3,130	$464	$504

Plans with Accumulated Benefit Obligation in excess of plan assets
Projected Benefit Obligation	$3,323	$3,130	$443	$514
Accumulated Benefit Obligation	3,323	3,130	436	500
Fair Value of Plan Assets	2,099	2,046	3	34

Estimated future benefits expected to be paid in each of the next five fiscal years, and in aggregate for the five fiscal years thereafter, are presented below:

	Pension Benefits		Other Benefits	Federal Prescription Drug Subsidy Receipts
In millions	US	Non-U.S.
2012	$213	$24	$67	$2
2013	213	25	58	2
2014	213	26	55	3
2015	213	26	52	4
2016	213	26	50	3
2017—2021	1,060	145	216	23

Total	$2,125	$272	$498	$37

The components of net periodic benefit cost (credit) for the pension plans are provided in the table below:

	Pension Benefits - U.S.			Pension Benefits - Non-U.S.
	Year ended September 30,			Year ended September 30,
In millions	2011	2010	2009	2011	2010	2009
Components of net periodic benefit cost (credit)
Service cost	$6	$8	$7	$9	$9	$7
Interest cost	150	160	177	23	23	24
Expected return on plan assets	(174)	(183)	(197)	(2)	(2)	(2)
Amortization of unrecognized prior service cost	1	1	—	—	—	—
Amortization of previously unrecognized net actuarial loss	64	33	—	1	—	(2)
Curtailment, settlement (gain) loss	—	—	—	7	1	1

Net periodic benefit cost (credit)	$47	$19	$(13)	$38	$31	$28

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

The components of net periodic benefit cost for the postretirement plans are provided in the table below:

	Postretirement Benefits - U.S.
	Year ended September 30,
In millions	2011	2010	2009
Components of net periodic benefit cost (credit)
Service cost	$3	$4	$3
Interest cost	31	37	42
Expected return on plan assets	(11)	(12)	(10)
Amortization of unrecognized prior service cost	4	5	1
Amortization of previously unrecognized net actuarial loss	2	1	—

Net periodic benefit cost (credit)	$29	$35	$36

The estimated amounts to be amortized from accumulated other comprehensive income into net periodic benefit cost during fiscal 2012 are provided in the table below:

In millions	Pension Benefits - US	Pension Benefits - Non-US	Postretirement Benefits
Amortization of prior service cost	$1	$—	$2
Recognized net actuarial loss (gain)	99	—	8

	$100	$—	$10

The weighted average assumptions used to determine the benefit obligation for the pension and postretirement plans are provided in the table below:

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010
Weighted-average assumptions used to determine benefit obligations
Discount rate	4.65%	4.95%	4.99%	4.34%	4.58%	4.85%
Rate of compensation increase	4.00%	4.00%	3.37%	3.28%	4.00%	4.00%

The weighted average assumptions used to determine the net periodic benefit cost for the pension and postretirement plans are provided in the tables below:

	Pension Benefits - U.S.			Pension Benefits - Non-U.S.
	Year ended September 30,			Year ended September 30,
	2011	2010	2009	2011	2010	2009
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	4.95%	5.65%	7.60%	4.34%	5.55%	6.70%
Expected return on plan assets	8.50%	8.50%	8.75%	4.12%	5.28%	6.34%
Rate of compensation increase	4.00%	4.00%	4.00%	3.28%	3.29%	3.22%

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

	Postretirement Benefits
	Year ended September 30,
	2011	2010	2009
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	4.85%	5.50%	7.58%
Expected return on plan assets	7.50%	8.00%	6.75%
Rate of compensation increase	4.00%	4.00%	4.00%

The discount rate is subject to change each year, consistent with changes in rates of return on high-quality fixed-income investments currently available and expected to be available during the expected benefit payment period. The Company selects the assumed discount rate for its U.S. pension and postretirement plans by applying the published rates of existing yield curves, such as the Citigroup Pension Discount Curve and the Citigroup above Median Pension Discount Curve, to the expected benefit payment streams and develops a rate at which it is believed the benefit obligations could be effectively settled. The Company follows a similar process for its non-U.S. pension plans by applying the published iBoxx indices. Based on the published rates as of September 30, 2011, the Company used a weighted average discount rate of 4.65% for the U.S. pension plans, 4.99% for the non-U.S. pension plans, and 4.58% for the postretirement plans, a decrease of 30 basis points, an increase of 65 basis points and a decrease of 27 basis points, respectively, from the rates used as of September 30, 2010. As of September 30, 2011, this had the effect of increasing the projected U.S. pension benefit obligations by approximately $108 million, decreasing the non-U.S. pension benefit obligation by $50 million, and increasing the accumulated postretirement benefit obligation by approximately $19 million. For fiscal 2012, this has the effect of increasing the U.S. pension and postretirement service cost by less than $1 million.

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

Based on an analysis of the U.S. qualified pension plans completed in fiscal 2011, the expected long-term rate of return for fiscal 2012 will remain unchanged at 8.50%. A 25 basis point change in the expected long-term rate of return will result in approximately a $5 million change in pension expense.

Based on an analysis of the postretirement plans completed in fiscal 2011, the expected long-term rate of return for fiscal 2012 will remain unchanged at 7.5%. A 25 basis point change in the expected long-term rate of return will result in a change in postretirement expense of less than $1 million.

The assumed health care cost trend rates for postretirement benefit plans were as follows:

	September 30,	September 30,
	2011	2010
Health care cost trend rate assumed for next year	8.9%	9.4%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.5%	5.5%
Year that the rate reaches the ultimate trend rate	2019	2019

The Company’s cost for postretirement healthcare claims is capped and the projected postretirement healthcare claims exceed the cap. Therefore, postretirement healthcare trend rates have no effect on the amounts reported

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

for the postretirement health care plan. As of September 30, 2011, neither a one-percentage-point increase nor a one-percentage-point decrease in the Company’s healthcare cost trend rates would have any impact on the postretirement benefit obligation and the service and interest cost components of net periodic benefit cost.

The weighted-average asset allocation of the pension and postretirement plans by asset category and target allocation is as follows:

	Pension Plan Assets - U.S.			Pension Plan Assets - Non-U.S.		Postretirement Plan Assets
	September 30,		Long-term Target	September 30,		September 30,		Long-term Target
Asset Category	2011	2010		2011	2010	2011	2010
Equity Securities	24%	33%	30%	8%	17%	52%	54%	55%
Debt Securities	42%	40%	39%	71%	73%	48%	46%	45%
Hedge Funds	9%	9%	10%	—	—	—	—	—
Private Equity	7%	7%	7%	—	—	—	—	—
Real Estate	3%	2%	3%	—	1%	—	—	—
Commodities	1%	—	3%	—	—	—	—	—
Other (1)	14%	9%	8%	21%	9%	—	—	—

Total	100%	100%	100%	100%	100%	100%	100%	100%

(1)	The Other category for U.S. pension plan assets includes cash/cash equivalents and derivative financial instruments. The Other category for non-U.S. pension assets includes insurance contracts with a guaranteed interest credit.

The Company’s asset investment strategy focuses on maintaining a diversified portfolio of professionally managed assets designed to optimize returns subject to a prudent level of risk. Risk management practices include diversification across asset classes and investment styles and periodic rebalancing toward asset allocation targets. An asset-liability study is performed on an annual basis for the pension plans, and on an as-necessary basis for the postretirement plans, to determine the optimal asset mix to meet future benefit obligations. The most recent asset-liability studies were completed in fiscal 2011 for the pension plans and fiscal 2010 for the postretirement plans.

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

Also, as part of the Company’s investment strategy, the U.S. pension plans invest in hedge funds, real estate funds and private equity to provide additional uncorrelated returns. All funds are broadly diversified to minimize exposure to any one specific investment.

The fair value of plan assets is determined by the trustee, and reviewed by the Company, using unadjusted quoted prices in an active market (classified as Level 1) when available. Assets for which quoted market prices are not available are valued using other observable valuation inputs (classified as Level 2) when available. Level 2 inputs include quoted prices for similar assets in an active market, quoted prices for identical or similar assets in an inactive market, and observable inputs other than quoted prices such as reported trades, unadjusted broker/dealer quotes, etc. Assets for which neither quoted prices nor sufficient observable market data is available are valued using unobservable inputs (classified as Level 3). Typically, an unobservable input is the value provided

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

by a limited partnership, which is reviewed for reasonableness based on benchmark performance and review of audited financial statements when available. Because of the inherent uncertainty of valuation, estimated fair values may differ significantly from the fair values that would have been used had quoted prices in an active market existed.

The following tables summarize the fair value of the U.S. pension plans assets by asset class:

	Fair Value Measurements of U.S. Pension Assets as of September 30, 2011
Dollars in millions	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$—	$50	$—	$50
U.S. Government debt securities (b)	—	225	—	225
Corporate debt securities (c):
Investment grade	—	227	4	231
Other debt securities	—	8	—	8
Equity securities (d):
U.S. large/mid-cap	74	—	—	74
U.S. small cap	39	—	—	39
Non-U.S. Equity	60	—	—	60
Real estate (e)	—	7	61	68
Private equity (f)	—	—	148	148
Investment funds (g):
Cash and cash equivalents	—	207	—	207
Investment grade corporate debt	—	270	—	270
High-yield debt	34	35	—	69
Emerging market debt	—	81	—	81
U.S. equity	—	143	—	143
Non-U.S. equity	—	113	—	113
Emerging market equity	—	73	—	73
Multi-strategy hedge funds (h)	—	166	13	179
Commodities (i)	—	26	—	26
Derivative instruments (j)	1	59	—	60
Other plan assets (liabilities)	—	(25)	—	(25)

Total plan assets at fair value	$208	$1,665	$226	$2,099

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

	Fair Value Measurements of U.S. Pension Assets as of September 30, 2010
In millions	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$5	$116	$—	$121
U.S. Government debt securities (b)	—	209	—	209
Corporate debt securities (c):
Investment grade	—	201	4	205
Other debt securities	—	4	—	4
Equity securities (d):
U.S. large/mid-cap	98	—	—	98
U.S. small cap	52	—	—	52
Non-U.S. EAFE	73	—	—	73
Real estate (e)	—	—	42	42
Private equity partnerships (f)	—	—	150	150
Investment funds (g):
Investment grade corporate debt	—	248	—	248
High-yield debt	34	34	—	68
Emerging market debt	—	80	—	80
U.S. equity	—	191	—	191
Non-U.S. equity	—	159	—	159
Emerging market equity	—	103	—	103
Multi-strategy hedge funds (h)	—	142	31	173
Derivative instruments (j)	1	79	—	80
Other plan assets (liabilities)	—	(10)	—	(10)

Total plan assets at fair value	$263	$1,556	$227	$2,046

(a)	Includes certificates of deposit, commercial paper, securities issued or guaranteed by the U.S. government or its agencies with less than one year to maturity, and repurchase agreements which are valued at cost plus accrued interest.
(b)	Includes U.S. treasury bonds, notes and inflation linked bonds, which are generally valued using institutional bid evaluations from various contracted pricing vendors. Institutional bid evaluations are estimated prices that represent the price a dealer would pay for a security. Pricing inputs to the institutional bid evaluation vary by security and include benchmark yields, reported trades, unadjusted broker/dealer quotes, issuer spreads, bids, offers or other observable market data.
(c)	Includes Investment grade corporate bonds diversified across various business sectors, as well as collateralized mortgage obligations and asset backed securities, which are generally valued using institutional bid evaluations from various contracted pricing vendors. Institutional bid evaluations are estimated prices that represent the price a dealer would pay for a security. Pricing inputs to the institutional bid evaluation vary by security and include benchmark yields, reported trades, unadjusted broker/dealer quotes, issuer spreads, bids, offers or other observable market data.
(d)	Includes U.S. and non-U.S. corporate stocks, which are generally valued using the composite close price from an active exchange. The composite close price is the last trade of the day and can come from any exchange on which the security trades. Generally, the last trade of the day comes from the primary exchange; therefore, the composite close and the primary close price are generally the same.
(e)

Includes open ended real estate commingled funds, close ended real estate limited partnerships, and insurance company separate accounts that invest primarily in U.S. office, lodging, retail and residential real estate. The insurance company separate accounts and the commingled funds account for their portfolio of assets at fair value and calculate the net asset value per share/unit (“NAV”) on either a monthly or quarterly

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

basis. Shares can be redeemed at the NAV on a quarterly basis, provided a written redemption request is received in advance (generally 45—90 days) of the redemption date. Therefore, the undiscounted NAV is used as the fair value measurement. For limited partnerships, the fair value of the underlying assets and the capital account for each investor is determined by the General Partner (“GP”). The valuation techniques used by the GP generally consist of unobservable inputs such as discounted cash flow analysis, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties. The partnerships are typically funded over time as capital is needed to fund asset purchases, and distributions from the partnerships are received as the partnerships liquidate their underlying asset holdings. Therefore, the life cycle for a typical investment in a real estate limited partnership is expected to be approximately 10 years from initial funding.
(f)	Includes limited partner interests in various limited partnerships (“LP”s) that invest primarily in U.S. and non-U.S. investments either directly, or through other partnerships or funds with a focus on venture capital, buyouts, expansion capital, or companies undergoing financial distress or significant restructuring. The fair value of the net assets of the LPs and of the capital account of each investor is determined by the GP of each LP. Marketable securities held by the LPs are valued based on the closing price on the valuation date on the exchange where they are principally traded and may be adjusted for legal restrictions, if any. Investments without a public market are valued based on assumptions made and valuation techniques used by the GP, which consist of unobservable inputs. Such valuation techniques may include discounted cash flow analysis, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties. The LPs are typically funded over time as capital is needed to fund purchases, and distributions are received as the partnerships liquidate their underlying asset holdings. There have not been any new commitments to private equity since 2007, and no new commitments are expected under current asset allocation targets. Therefore, full liquidation of all existing LPs is expected to be completed by the year 2019.
(g)	Includes open-end funds and unit investment trusts that invest in various asset classes including: U.S. corporate debt, emerging market debt, U.S. equity and non-U.S equity. The funds account for their portfolio of assets at fair value and calculate the NAV of the fund on either a daily or monthly basis, and shares can be redeemed at the NAV. Therefore, the undiscounted NAV as reported by the funds is used as the fair value measurement.
(h)	Includes hedge fund of funds and hedge funds that pursue multiple strategies to diversify risks and reduce volatility. The funds account for their portfolio of assets at fair value and calculate the NAV of their fund on a monthly basis. The funds limit the frequency of redemptions to manage liquidity and protect the interests of the fund and its shareholders. Two of the funds, with a fair value totaling $8 million as of September 30, 2011 are in the process of liquidation and cannot provide an estimate as to when the liquidation will be completed. However, since trades (purchases and redemptions) are executed using the NAV as calculated on the trade date, the undiscounted NAV as reported by the fund is used as the fair value measurement.
(i)	Consists of a partnership interest in a limited liability company (“LLC”) that invests in a long-only, unleveraged portfolio of exchange-traded, U.S. dollar-denominated futures and forward contracts in tangible commodities. The NAV of the LLC is determined at the end of each month. The underlying futures and forward contracts are valued based upon the settlement price on the exchanges where they are traded, and where there is no settlement price, value is based upon the last trade price. An investor can withdraw all or any portion of its capital account effective as of the last day of the calendar month.
(j)

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

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

If pricing is not available through one of the contracted vendors, then pricing is obtained from another source such as the investment manager, who obtains the mark-to-market value from the counterparty and applies this value to the current face of the trade to determine price.

The following tables summarize the changes in fair value of Level 3 U.S. pension plan assets:

	Level 3 U.S. Pension Plan Asset Activity
	Year ended September 30, 2011
Dollars in millions	Corporate Debt Securities	Real Estate	Private Equity	Hedge Funds	Total
Balance at October 1, 2010	$4	$42	$150	$31	$227
Realized gains/(losses)	4	(1)	10	—	13
Unrealized gains/(losses) relating to investments still held at the end of the period	—	7	25	2	34
Purchases, sales and settlements (net)	(4)	13	(37)	(20)	(48)
Transfers in/(out)	—	—	—	—	—

Balance at September 30, 2011	$4	$61	$148	$13	$226

	Level 3 U.S. Pension Plan Asset Activity
In millions	Corporate Debt Securities	Real Estate	Private Equity	Hedge Funds	Derivative Instruments	Total
Balance at October 1, 2009	$7	$22	$140	$71	$—	$240
Realized gains/(losses)	—	6	(5)	3	1	5
Unrealized gains/(losses) relating to investments still held at the end of the period	3	(9)	19	(3)	—	10
Purchases, sales and settlements (net)	(6)	23	(4)	(13)	(1)	(1)
Transfers in/(out) of Level 3	—	—	—	(27)	—	(27)

Balance at September 30, 2010	$4	$42	$150	$31	$—	$227

The following table summarizes the fair value of the non-U.S. pension plan assets by asset class:

	Fair Value Measurements of Non-U.S. Pension Assets as of September 30, 2011
Dollars in millions	Level 1	Level 2	Level 3	Total
Insurance contracts (a)	$—	$37	$—	$37

	Fair Value Measurements of Non-U.S. Pension Assets as of September 30, 2010
In millions	Level 1	Level 2	Level 3	Total
Insurance contracts (a)	$—	$39	$—	$39

(a)

Funded non-U.S. pension plans are funded through insurance contracts, which provide for a guaranteed interest credit, and a profit-sharing adjustment based on the actual performance of the underlying investment assets of the insurer. The fair value of the contract is determined by the insurer based on the premiums paid by the Company plus interest credits plus the profit-sharing adjustment less benefit payments. The

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

underlying assets of the insurer are invested in compliance with local rules or law, which tend to require a high allocation to fixed income securities. For example, in the Netherlands, where the pension plan assets account for 79% of the Company’s total non-U.S. pension assets, the insurer’s underlying asset allocation at September 30, 2011 was 90% bonds/10% equities, which is in line with the typical targeted allocation for Dutch insurance companies.

The following table summarizes the fair value of the postretirement plans assets by asset class:

	Fair Value Measurements of Postretirement Assets as of September 30, 2011
Dollars in millions	Level 1	Level 2	Level 3	Total
Investment funds:
Blended asset fund (a)	$11	$—	$—	$11
Group life insurance contracts (b)	—	126	—	126

Total plan assets at fair value	$11	$126	$—	$137

	Fair Value Measurements of Postretirement Assets as of September 30, 2010
In millions	Level 1	Level 2	Level 3	Total
Investment funds:
Blended asset fund (a)	$8	$—	$—	$8
Group life insurance contracts (b)	—	126	—	126

Total plan assets at fair value	$8	$126	$—	$134

(a)	Represents an investment in a broadly diversified registered investment company (mutual fund). As of September 30, 2011, the funds asset allocation was approximately 69% fixed income securities, 22% U.S. equity, and 9% non-U.S. equity. The fund values its security holdings each business day as of the close of regular trading on the New York Stock Exchange and computes a NAV by dividing the total fair value of its assets minus liabilities by the number of fund shares outstanding. The fair value of the Plan’s investment in the fund is calculated by multiplying the NAV by the number of shares held by the Plan.
(b)	The group life insurance contracts are held in a reserve of an insurance company that provides for investment of pre-funding amounts in a family of pooled separate accounts. The fair value of each group life insurance contract is primarily determined by the value of the units it owns in the pooled separate accounts that back the policy. Each of the pooled separate accounts provides a unit NAV on a daily basis, which is based on the fair value of the underlying assets owned by the account. The postretirement plans can transact daily at the unit NAV without restriction. As of September 30, 2011, the asset allocation of the pooled separate accounts in which the contracts invest was approximately 31% U.S. government debt securities, 29% U.S. equity securities, 25% non-U.S. equity securities and 15% corporate debt securities.

Multi-employer Pension Plan

In connection with the Acquisition, the Company retained certain U.S. employees of NES that are covered by a multi-employer pension plan. Company contributions to this plan during fiscal year 2011 and the period from December 19, 2009 through September 30, 2010 were less than $1 million.

Savings Plans

Substantially all of the Company’s U.S. employees are eligible to participate in savings plans sponsored by the Company. The plans allow employees to contribute a portion of their compensation on a pre-tax and after-tax basis in accordance with specified guidelines. Avaya matches a percentage of employee contributions up to

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

certain limits. From March 1, 2009 through March 31, 2010, the Company suspended its contributions to all non-represented employees. Pursuant to a 2009 agreement, the Company has suspended its contributions to all represented employees during the period January 1, 2010 through December 31, 2010. The Company’s expense related to these savings plans was $18 million, $5 million and $17 million in fiscal years 2011, 2010 and 2009, respectively.

14. Share-based Compensation

Post-Merger Equity Incentive Plan

The Avaya Holdings Corp.Amended and Restated 2007 Equity Incentive Plan (“2007 Plan”) governs the issuance of equity awards, including restricted stock units and stock options, to eligible plan participants. Key employees, directors, and consultants of the Company may be eligible to receive awards under the 2007 Plan. Each stock option, when vested and exercised, and each restricted stock unit, when vested, entitles the holder to receive one share of the Parent’s common stock, subject to certain restrictions on their transfer and sale as defined in the 2007 Plan and the related award agreements. As of September 30, 2011, the Parent had authorized the issuance of up to 49,848,157 shares of its common stock under the 2007 Plan, in addition to 2,924,125 shares underlying the continuation awards described below.

Option Awards

Under the 2007 Plan, stock options may not be granted with an exercise price of less than the fair market value of the underlying stock of the Parent on the date of grant. Share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in accordance with authoritative guidance. All options awarded under the 2007 Plan expire the earlier of ten years from the date of grant or upon cessation of employment, in which event there are limited exercise provisions allowed for vested options.

During the period from October 27, 2007 through September 30, 2008 and during the year ended September 30, 2009, the Company granted time-based, performance-based “EBITDA,” and market-based “multiple-of-money” options to purchase common stock of the Parent. Options granted during the period October 27, 2007 through September 30, 2008 have an exercise price of $5.00, and options granted during the year ended September 30, 2009 have an exercise price of $3.80, which was the fair market value (as defined under the 2007 Plan) of the underlying shares at the time granted.

Time-based options granted prior to November 17, 2009 vest over their performance periods, generally four years, and are payable in shares of the Parent’s common stock upon vesting and exercise. Compensation expense equal to the fair value of the option measured on the grant date is recognized utilizing graded attribution over the requisite service period.

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

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Multiple-of-money options granted prior to November 17, 2009 vest upon the achievement of defined returns on the Sponsors’ initial investment in the Parent. Because vesting of the multiple-of-money market-based options is outside the control of the Company and the award recipients, compensation expense relative to the multiple-of-money options must be recognized upon the occurrence of a triggering event (e.g., sale or initial public offering of Parent). Achievement of defined returns on the Sponsors’ initial investment may also cause any unvested portion of the EBITDA options to vest.

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

In conjunction with the Acquisition and to provide employee retention during the integration of NES, the Company granted 7,445,750 time-based and 2,574,250 multiple-of-money options to purchase common stock of the Parent to certain key employees of Avaya and to certain key employees of NES who became employees of Avaya upon completion of the Acquisition. In addition, during fiscal 2010, the Company granted 5,138,250 time-based and 2,766,750 multiple-of-money options in the ordinary course of business.

During fiscal 2011, the Company granted 4,465,500 time-based and 2,404,500 multiple-of-money options in the ordinary course of business.

5,850,000 time-based options granted during fiscal 2010 (excluding stock options issued in the exchange offer) vested 20% on December 18, 2009, the date on which the closing of the Acquisition was completed, and will vest 20% annually thereafter for the following four years. All other time-based options granted on or subsequent to November 17, 2009 (excluding stock options issued in the exchange offer) vest over their performance periods, generally four years. Compensation expense related to time-based options equal to the fair value of the option measured on the grant date is recognized utilizing graded attribution over the requisite service period.

As is the case with multiple-of-money options issued in the exchange offer, all other multiple-of-money options granted during fiscal 2010 and during fiscal 2011 vest upon the achievement of defined returns on the Sponsors’ initial investment in the Parent. Because vesting of the multiple-of-money market-based options is outside the control of the Company and the award recipients, compensation expense relative to the multiple-of-money options must be recognized upon the occurrence of a triggering event (e.g., sale or initial public offering of Parent).

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

For the fiscal years ended September 30, 2011, 2010, and 2009 (excluding stock options issued in the exchange offer), the weighted-average grant-date fair value of options granted during the year was $1.27, $1.23, and $2.09, respectively. The fair value of option awards is determined at the date of grant utilizing the Cox-Ross-Rubinstein (“CRR”) binomial option pricing model which is affected by the fair value of the Parent’s common stock as well as a number of complex and subjective assumptions. Expected volatility is based primarily on a combination of the Company’s peer group’s historical volatility and estimates of implied volatility of the Company’s peer group. The risk-free interest rate assumption was derived from reference to the U.S. Treasury Spot rates for the expected term of the stock options. The dividend yield assumption is based on the Parent’s current intent not to issue a dividend under its dividend policy. The expected holding period assumption was estimated based on the Company’s historical experience.

Options granted during the six months ended March 31, 2011 have an exercise price of $3.00, which was the estimated fair value of the underlying shares at the time granted. The fair value of each of the time-based options was $1.29 and was determined utilizing the following assumptions: grant and strike price of $3.00; expected term to exercise of 5 years; expected volatility of 47.82%; risk-free interest rate of 1.64%; and no dividend yield.

Options granted during the four months ended September 30, 2011 have an exercise price of $4.40, which was the estimated fair value of the underlying shares at the time granted. The fair value of each of the time-based options was $1.91 and was determined utilizing the following assumptions: grant and strike price of $4.40; expected term to exercise of 5 years; expected volatility of 48.55%; risk-free interest rate of 1.48%; and no dividend yield.

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

For the fiscal years ended September 30, 2011, 2010 and 2009, the Company recognized share-based compensation associated with these options of $10 million, $16 million, and $9 million, respectively, which is included in costs and operating expenses. At September 30, 2011, there was $11 million of unrecognized share-based compensation that the Company expects to recognize as expense over the next three to four years associated with 2007 Plan options. The expected expense does not include any compensation associated with the multiple-of-money and EBITDA awards. At September 30, 2011 there are 7,149,453 vested and exercisable options outstanding with a weighted average exercise price of $3.08, a fair value at the date of grant of $14 million and an intrinsic value of $10 million. At September 30, 2011, exercisable options and unvested time-based options that are expected to vest aggregate to 27,344,560 and have a weighted average exercise price of $3.10, a fair value at the date of grant of $52 million and an intrinsic value of $35 million. During the year ended September 30, 2011, 54,609 options were exercised with an intrinsic value of less than $1 million.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes option awards under the 2007 Plan (excluding the continuation options, as discussed below):

Options (in 000s)	Time-based	EBITDA	Multiple-of- Money	Total	Weighted Average Exercise Price	Fair Value at Date of Grant (in 000s)
Outstanding—October 1, 2010	29,597	154	14,383	44,134	$3.03	70,800
Granted	4,466	—	2,404	6,870	$3.58	8,705
Exercised	(55)	—	—	(55)	$3.00	(105)
Forfeited	(4,905)	(58)	(2,390)	(7,353)	$3.08	(11,846)

Outstanding—September 30, 2011	29,103	96	14,397	43,596	$3.11	$67,554

Restricted Stock Units

The Company has issued restricted stock units (“RSUs”) each of which represents the right to receive one share of the Parent’s common stock when fully vested. The fair value of the common stock underlying the RSUs was estimated by the Board of Directors at the date of grant.

2011 Awards

During fiscal 2011, the Company awarded 305,000 RSUs in the ordinary course of business. The fair market value of these awards (as defined under the 2007 Plan) at the date of grant was $3.00 per share for RSUs awarded prior to May 2011 and $4.40 per share for RSUs awarded subsequent to May 2011. These awards generally vest 50% on each of the first and second anniversaries of the grant date.

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

In addition, during fiscal 2010, the Company awarded 345,000 RSUs in the ordinary course of business. The fair value of these awards (as defined under the 2007 Plan) at the date of grant was $3.00 per share. These awards generally vest 50% on each of the first and second anniversaries of the grant date.

2009 Awards

During fiscal 2009, the Company awarded 330,789 RSUs to several employees, of which 40,000 RSUs vested through January 2009 and the rest of which vest through May 2013. The fair value of these awards (as defined under the 2007 Plan) at the date of grant was $3.80 per share.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

In December 2008, the Company granted to its chief executive officer, Kevin Kennedy, 400,000 RSUs, which vest equally on the first, second, third and fourth anniversary dates of the effective date of his employment agreement, December 22, 2008. In accordance with the terms of this RSU grant, after December 22, 2010, and prior to an initial public offering, (i) if Mr. Kennedy’s employment is terminated other than for cause, (ii) if he voluntarily resigns for any reason, or (ii) upon his death or disability, Mr. Kennedy has the right to require the Parent to purchase from him any or all of the shares of common stock subject to his vested RSUs at $10 per share (the “RSU Price”). Further, in the event that certain “drag-along” or “tag-along” provisions under the management stockholders’ agreement are exercised and Mr. Kennedy sells shares of common stock underlying vested RSUs in certain transactions and receives less than $10 per share, then Parent is obligated to pay to Mr. Kennedy the difference between $10 per share and the amount realized by Mr. Kennedy in such transaction. At September 30, 2011, the estimated fair value of each of Mr. Kennedy’s RSUs was $10.00.

2008 Awards

In November 2007, the Company awarded 60,000 RSUs which vested in three equal installments from December 2007 through February 2008. In January 2008 the Company awarded 50,000 RSUs which fully vested January 2010. The fair market value (as defined under the 2007 Plan) of each RSU at the date of grant was $5.00.

For the fiscal year ended September 30, 2011, 2010 and 2009, the Company recognized compensation expense associated with RSUs of $2 million, $3 million and $1 million, respectively.

As of September 30, 2011, there was $3 million of unrecognized share based compensation associated with RSUs that the Company expects to recognize as expense through June 2013. The following table summarizes the RSUs granted under the 2007 Plan:

Nonvested Shares	Shares
Non-vested shares at October 1, 2008	50,000
Granted	730,789
Vested	(40,000)

Non-vested shares at September 30, 2009	740,789
Granted	495,000
Forfeited	(15,000)
Vested	(295,000)

Non-vested shares at September 30, 2010	925,789
Granted	305,000
Forfeited	(65,789)
Vested	(432,500)

Non-vested shares at September 30, 2011	732,500

Continuation Awards

Following the closing of the Merger, fully vested options to purchase shares of the Predecessor Company held by certain members of management that were not exercised before the Merger were substituted for fully-vested stock options to purchase 1,592,970 shares of Parent common stock having the same intrinsic value of $6 million (“continuation options”). The continuation options have an exercise price of $1.25 and have an average remaining life of 1.9 years. As of September 30, 2011, 1,163,209 of these continuation options had been exercised, with the remaining 429,761 continuation options still outstanding.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Additionally, following the closing of the Merger, fully vested performance based RSUs of the Predecessor Company held by certain members of management were substituted for 1,331,155 fully-vested RSUs of Parent, having the same intrinsic value of $7 million (“continuation units”). During the period October 27, 2007 through September 30, 2008, 358,814 of the continuation units were cancelled. Each continuation unit represents the right to receive one share of Parent common stock. In accordance with the 2007 Plan, the continuation options and continuation units do not detract from the authorized shares under the 2007 Plan.

15. Reportable Segments

The Company conducts its business operations in three segments. Two of those segments, Global Communications Solutions (“GCS”) and Avaya Networking (“Networking” formerly known as Data Networking or “Data”), make up the Company’s product portfolio. The third segment contains the Company’s services portfolio and is called Avaya Global Services (“AGS”).

The Company acquired its Networking business as part of the acquisition of NES on December 18, 2009 and prior to the fourth quarter of fiscal 2010 included the results of the Networking business within the reported results of the GCS segment. During the fourth quarter of fiscal 2010, the Company changed the manner in which it organizes and reports its segments to present the Networking business as a separate reportable segment and no longer includes its results as a part of the GCS segment. To be consistent with this reporting structure, the revenues and gross margins of the Networking business for the period December 18, 2009 through June 30, 2010 have been reclassified from the GCS segment to the Networking segment.

The GCS segment primarily develops, markets, and sells unified communications and contact center solutions by integrating multiple forms of communications, including telephone, e-mail, instant messaging and video. Avaya’s Networking segment’s portfolio of products offers integrated networking solutions which are scalable across customer enterprises. The AGS segment develops, markets and sells comprehensive end-to-end global service offerings that allow customers to evaluate, plan, design, implement, monitor and manage complex enterprise communications networks.

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

No single customer accounted for more than 10% of net revenue for fiscal year 2011, 2010, and 2009.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Reportable Segments

Summarized financial information relating to the Company’s reportable segments is shown in the following table:

	Years ended September 30,
In millions	2011	2010	2009
REVENUE
Global Communications Solutions	$2,675	$2,329	$1,939
Avaya Networking	304	280	—
Avaya Global Services	2,573	2,463	2,227
Unallocated Amounts (1)	(5)	(12)	(16)

	5,547	5,060	4,150

GROSS MARGIN
Global Communications Solutions	1,532	1,249	1,066
Avaya Networking	131	117	—
Avaya Global Services	1,222	1,119	1,065
Unallocated Amounts (1)	(253)	(313)	(265)

	2,632	2,172	1,866
OPERATING EXPENSES
Selling, general and administrative	1,845	1,721	1,272
Research and development	461	407	309
Amortization of intangible assets	226	218	207
Impairment of long-lived assets	—	16	2
Impairment of indefinite-lived intangible assets	—	—	60
Goodwill impairment	—	—	235
Restructuring charges, net	189	171	160
In-process research and development charge	—	—	12
Acquisition-related costs	5	20	29

	2,726	2,553	2,286

OPERATING LOSS	(94)	(381)	(420)
INTEREST EXPENSE, LOSS ON EXTINGUISHMENT OF DEBT AND OTHER INCOME, NET	(701)	(472)	(395)

LOSS BEFORE INCOME TAXES	$(795)	$(853)	$(815)

ASSETS:
Global Communications Solutions	$1,623	$1,572
Data Networking	29	23
Avaya Global Services	2,707	2,714
Unallocated Assets (2)	4,190	4,952

Total	$8,549	$9,261

(1)	Unallocated Amounts in Gross Margin include the amortization of technology intangible assets that are not identified with a specific segment. Unallocated Amounts in Revenue and Gross Margin also include the impacts of certain fair value adjustments recorded in purchase accounting in connection with the Merger.
(2)	Unallocated Assets consist of cash and cash equivalents, accounts receivable, deferred income tax assets, property, plant and equipment, intangible assets and other assets. Unallocated Assets are managed at the corporate level and are not identified with a specific segment.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Geographic Information

Financial information relating to the Company’s revenue and long-lived assets by geographic area is as follows:

	Revenue (1)
	Years ended September 30,
In millions	2011	2010	2009
U.S.	$2,998	$2,764	$2,276
International:
Germany	505	537	579
EMEA (excluding Germany)	983	846	613

Total EMEA	1,488	1,383	1,192
APAC—Asia Pacific	515	464	350
Americas International—Canada and Central and Latin America	546	449	332

Total International	2,549	2,296	1,874

Total revenue	$5,547	$5,060	$4,150

	Long-Lived Assets (2)
	September 30,
In millions	2011	2010
U.S.	$268	$296
International:
Germany	68	75
EMEA (excluding Germany)	22	26

Total EMEA	90	101
APAC—Asia Pacific	24	31
Americas International—Canada and Central and Latin America	15	22

Total International	129	154

Total	$397	$450

(1)	Revenue is attributed to geographic areas based on the location of customers.
(2)	Represents property, plant and equipment, net.

16. Related Party Transactions

Parent and the Company entered into a Management Services Agreement with Silver Lake Management Company III, L.L.C., an affiliate of Silver Lake, and TPG Capital, L.P., an affiliate of TPG, collectively “the Managers,” pursuant to which the Managers provide financial advisory services to the Company. Pursuant to the Management Services Agreement, the Managers receive a monitoring fee of $7 million per annum and reimbursement for out-of-pocket expenses incurred in connection with the provision of such services. In the event of a financing, acquisition, disposition or change of control transaction involving the Company during the term of the Management Services Agreement, the Managers will have the right to require the Company to pay a fee equal to customary fees charged by internationally-recognized investment banks for serving as a financial advisor in similar transactions. The Management Services Agreement may be terminated at any time by the

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Managers, but will otherwise have an initial term ending on December 31, 2017 that will automatically be extended each December 31st for an additional year unless the Company or the Managers provide written notice of their desire not to extend the agreement. The Management Services Agreement will automatically terminate upon an initial public offering unless otherwise determined by the Managers, and, upon such a termination, the Managers will receive a one-time success fee in an amount equal to the net present values of the monitoring fees that would have been payable during the remaining term of the Management Services Agreement. In accordance with the Management Services Agreement, the Company recorded $7 million of monitoring fees per year during fiscal 2011, 2010 and 2009.

The Sponsors are private equity firms that have investments in companies that do business with Avaya. For the fiscal years 2011, 2010 and 2009, the Company recorded $8 million, $8 million and $11 million, respectively associated with sales of the Company’s products and services to companies in which one or both of the Sponsors have investments. For each of the fiscal years 2011, 2010 and 2009, the Company purchased goods and services of $3 million, $1 million and $1 million, respectively from companies in which one or both of the Sponsors have investments.

Charles Giancarlo, Greg Mondre and David Roux are Directors of each of the Company and of the Parent and they hold the positions of Managing Director, Managing Director and Chairman, respectively, of Silver Lake. Eugene Frantz, Afshin Mohebbi and Kevin Rollins are Directors of each of the Company and the Parent and they hold the positions of Partner, Senior Advisor and Senior Advisor, respectively, of TPG.

Effective June 30, 2008, Mr. Giancarlo was elected President and Chief Executive Officer of each of the Company and Parent. Pursuant to an agreement executed in July 2008 and subsequently amended in January 2009 between the Company, Parent and Silver Lake Management Company III, L.L.C., the Company was entitled to reduce the portion of the monitoring fee payable to Silver Lake under the Management Services Agreement discussed above by the amount of any compensation (excluding any one-time cash bonus compensation) paid by the Company or any of its affiliates to Mr. Giancarlo (plus any employer taxes paid with respect to such compensation during such period) in return for his service. During fiscal 2009, an aggregate of $1.4 million was paid to Mr. Giancarlo for services as President and Chief Executive Officer of the Company, of which $1 million was a one-time cash bonus compensation. In addition, on November 24, 2008, Mr. Giancarlo received a grant of 500,000 stock options having an exercise price of $3.80 per share, the fair market value of a share of the Company’s Parent’s common stock on the date of the grant. The stock options were issued with standard vesting provisions using the standard weightings of time-based, EBITDA-based and MoM-based awards used when making grants to employees generally. Effective December 22, 2008, Kevin J. Kennedy joined the Company as President and Chief Executive Officer. Subsequently, Mr. Giancarlo remained with the Company as the Chairman of the Board of Directors. Mr. Giancarlo participated in the Company’s stock option tender offer (see Note 14, “Share-based Compensation”) and tendered all of his stock options for an identical number of new stock options having a grant date of November 17, 2009, an exercise price of $3.00 per share and new vesting provisions.

Gary B. Smith has been a Director of the Company since his appointment on December 6, 2011. Mr. Smith currently serves as president, Chief Executive Officer and Director of Ciena Corporation, or Ciena, a network infrastructure company. During fiscal year 2011, and prior to Mr. Smith’s appointment as a Director of the Company, the Company recorded approximately $5 million associated with sales of the Company’s products and services to Ciena. The Company also purchased goods and services of less than $1 million from Ciena during fiscal year 2011.

In April 2008, affiliates of TPG acquired $200 million of the Company’s senior secured term B-1 loans. Based on the amount of the senior secured term loans that were held during the period, and consistent with the terms of

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

the loan, those affiliates received payments of principal and interest aggregating approximately $6 million, $6 million and $12 million for fiscal 2011, 2010 and 2009, respectively. In September 2008, an affiliate of Silver Lake acquired $200 million of the Company’s senior secured term B-1 loans. Based on the amount of the senior secured term loans that were held during the period, and consistent with the terms of the loan, that affiliate received payments of principal and interest aggregating approximately $4 million, $8 million and $12 million for fiscal 2011, 2010 and fiscal 2009, respectively. In connection with the financing of the Acquisition, affiliates of TPG and Silver Lake each funded approximately $222 million of incremental term B-2 loans. The incremental term B-2 loans were repaid in full on February 11, 2011 (See Note 9, “Financing Arrangements”). Similar to other holders of senior secured incremental term B-2 loans, those senior secured incremental term B-2 loans held by affiliates of TPG and Silver Lake were repaid in connection with the issuance of the Company’s senior secured notes. Consistent with the terms of the incremental term B-2 loans, affiliates of TPG and Silver Lake each received payments (consisting of principal and interest, inclusive of amounts paid by the Company in connection with the payment in full of all incremental term B-2 loans on February 11, 2011) aggregating approximately $285 million for fiscal 2011, and $25 million for fiscal 2010.

In addition, on February 11, 2011, certain of the Company’s term B-1 loans were reclassified as term B-3 loans (see Note 9, “Financing Arrangements”). For fiscal 2011, an affiliate of Silver Lake received payments of principal and interest aggregating approximately $4 million with respect to its holdings of the Company’s senior secured term B-3 loans.

As of September 30, 2011 affiliates of Silver Lake held $54 million and $123 million in outstanding principal amounts of term B-1 loans and term B-3 loans, respectively. As of September 30, 2010 affiliates of Silver Lake held $194 million and $274 million in outstanding principal amounts of term B-1 loans and incremental term B-2 loans, respectively.

As of September 30, 2011 affiliates of TPG held $119 million in outstanding principal amounts of term B-1 loans. As of September 30, 2010 affiliates of TPG held $145 million and $274 million in outstanding principal amounts of term B-1 loans and incremental term B-2 loans, respectively.

In addition, in connection with the financing of the NES acquisition, our Parent issued shares of its Series A Preferred Stock. As of September 30, 2011, affiliates of TPG owned 38,864.13 shares of our Parent’s non-voting Series A Preferred Stock (representing 31.1% of the issued and outstanding shares of Series A Preferred Stock) and affiliates of Silver Lake owned 38,864.13 shares of our Parent’s non-voting Series A Preferred Stock (representing 31.1% of the issued and outstanding shares of Series A Preferred Stock).

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

Antitrust Litigation

In 2006, the Company instituted an action in the U.S. District Court, District of New Jersey, against defendants Telecom Labs, Inc., TeamTLI.com Corp. and Continuant Technologies, Inc. and subsequently amended its complaint to include certain individual officers of these companies as defendants. Defendants purportedly provide maintenance services to customers who have purchased or leased the Company’s communications equipment. The Company asserts in its amended complaint that, among other things, defendants, or each of them, have engaged in tortious conduct and/or violated federal intellectual property laws by improperly accessing and utilizing the Company’s proprietary software, including passwords, logins and maintenance service permissions, to perform certain maintenance services on the Company’s customers’ equipment. Defendants have filed a counterclaim against the Company, alleging a number of tort claims and alleging that the Company has violated the Sherman Act’s prohibitions against anticompetitive conduct through the manner in which the Company sells its products and services. The parties have engaged in extensive discovery and motion practice to, among other things, amend and dismiss pleadings and compel and oppose discovery requests. A trial date originally set for September 2011 has been adjourned and no new date has been set by the court. In November 2011, defendant’s motion to dismiss Avaya’s Digital Millennium Copyright Act claims was granted in part and denied in part. Other dispositive motions are pending. At this point in the proceeding, expert discovery on the Company’s claims and the defendants’ surviving counter-claims continues. Therefore, at this time an outcome cannot be predicted and, as a result, the Company cannot be assured that this case will not have a material adverse effect on the manner in which it does business, its financial position, results of operations or cash flows.

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

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

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

In October 2009, a former supplier in France, Combel, made a claim for improper termination of the Company’s relationship under French law seeking damages of at least €10 million and a provisional (interim) indemnity by the Company of €5 million. The Company disputes that Combel is entitled to any such damages and that it has not improperly terminated the relationship. In December 2010, the court rejected all claims of Combel based on the allegedly improper termination of the commercial relationship and only a claim with respect to the buyback of inventory remains open. To assess the value of the remaining inventory, the court appointed an expert. Combel filed an appeal against the Court decision. In November 2011, the Court of Appeals affirmed the lower court decision denying Combel’s improper termination claim and ordered Avaya to pay Combel an amount for the inventory buy back. The amount ordered is not material. At this time it is unclear whether either party will appeal the decision, and an outcome cannot be predicted. Therefore the Company cannot be assured that this case will not have a material adverse effect on its financial position, results of operations or cash flow.

In October 2009, a group of former employees of Avaya’s former Shreveport, Louisiana manufacturing facility brought suit in Louisiana state court, naming as defendants Alcatel-Lucent USA, Inc., Lucent Technologies Services Company, Inc., and AT&T Technologies, Inc. The former employees allege hearing loss due to hazardous noise exposure from the facility dating back over forty years, and stipulate that the total amount of each individual’s damages does not exceed fifty thousand dollars. In February 2010 plaintiffs amended their complaint to add Avaya Inc. as a named defendant. There are 101 plaintiffs in the case. This matter is in the early phases of discovery. The Company cannot determine if this matter will have an effect on our business or, if it does, whether its outcome will have a material adverse effect on our financial position, results of operations or cash flow.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

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

In millions
Balance as of October 1, 2009	$21
Reductions for payments and costs to satisfy claims	(41)
Accruals for warranties issued during the period	36
Reserves acquired with NES	34
Adjustments	(5)

Balance as of September 30, 2010	45
Reductions for payments and costs to satisfy claims	(40)
Accruals for warranties issued during the period	21
Adjustments	(2)

Balance as of September 30, 2011	$24

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

Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements

Letters of Credit

The Company has uncommitted credit facilities that vary in term totaling $47 million, of which the Company had entered into letters of credit totaling $43 million, as of September 30, 2011 for the purpose of obtaining third party financial guarantees such as letters of credit which ensure the Company’s performance or payment to third parties. As of September 30, 2011 and 2010, the Company had outstanding an aggregate of $118 million and $104 million, respectively, in irrevocable letters of credit under its committed and uncommitted credit facilities (including $75 million and $53 million, as of September 30, 2011 and 2010, respectively, under its $535 million committed credit facilities).

Surety Bonds

The Company arranges for the issuance of various types of surety bonds, such as license, permit, bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. These bonds vary in duration although most are issued and outstanding from six months to three years. These bonds are backed by $12 million of the Company’s letters of credit. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $20 million and $34 million, as of September 30, 2011 and 2010, respectively. Historically, no surety bonds have been drawn upon.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Purchase Commitments and Termination Fees

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and to help assure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that allow them to produce and procure inventory based upon forecasted requirements provided by the Company. If the Company does not meet these specified purchase commitments, it could be required to purchase the inventory, or in the case of certain agreements, pay an early termination fee. Historically, the Company has not been required to pay a charge for not meeting its designated purchase commitments with these suppliers, but has been obligated to purchase certain excess inventory levels from its outsourced manufacturers due to actual sales of product varying from forecast and due to transition of manufacturing from one vendor to another.

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

Product Financing Arrangements

The Company sells products to various resellers that may obtain financing from certain unaffiliated third-party lending institutions. For the Company’s product financing arrangement with resellers outside the U.S., in the event participating resellers default on their payment obligations to the lending institution, the Company is obligated under certain circumstances to guarantee repayment to the lending institution. The repayment amount fluctuates with the level of product financing activity. The guaranteed repayment amount was approximately $2 million and $4 million as of September 30, 2011 and 2010, respectively. The Company reviews and sets the maximum credit limit for each reseller participating in this financing arrangement. Historically, there have not been any guarantee repayments by the Company. The Company has estimated the fair value of this guarantee as of September 30, 2011 and 2010, and has determined that it is not significant. There can be no assurance that the Company will not be obligated to repurchase inventory under this arrangement in the future.

Long-Term Cash Incentive Plan

The Parent has established a long-term incentive cash bonus plan (“LTIP”). Under the LTIP, the Parent will make cash awards available to compensate certain key employees upon the achievement of defined returns on the Sponsors’ initial investment in the Parent (a “triggering event”). The Parent has authorized LTIP awards covering a total of $60 million, of which $45 million and $41 million in awards were outstanding as of September 30, 2011 and 2010, respectively. Compensation expense relative to the LTIP awards will be recognized upon the occurrence of a triggering event (e.g., a sale or initial public offering). As of September 30, 2011, no compensation expense associated with the LTIP has been recognized.

Performance Guarantee

In connection with the sales of certain businesses, the Company has assigned its rights and obligations under several real estate leases to the acquiring companies (the “assignees”). The remaining terms of these leases vary from one year to four years. While the Company is no longer the primary obligor under these leases, the lessor has not completely released the Company from its obligation, and holds it secondarily liable in the event that the

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

assignees default on these leases. The maximum potential future payments the Company could be required to make, if all of the assignees were to default as of September 30, 2011 and 2010, would be approximately $2 million and $5 million, respectively. The Company has assessed the probability of default by the assignees and has determined it to be remote.

Credit Facility Indemnification

In connection with its obligations under the credit facilities described in Note 9, “Financing Arrangements,” the Company has agreed to indemnify the third-party lending institutions for costs incurred by the institutions related to changes in tax law or other legal requirements. While there have been no amounts paid to the lenders pursuant to these indemnities in the past, there can be no assurance that the Company will not be obligated to indemnify the lenders under these arrangements in the future.

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

Leases

The Company leases land, buildings and equipment under agreements that expire in various years through 2026. Rental expense under operating leases, excluding any lease termination costs incurred related to the Company’s restructuring programs, was $122 million, $138 million and $115 million for fiscal 2011, 2010 and 2009, respectively.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

The table below sets forth future minimum lease payments, net of sublease income, due under non-cancelable operating leases, of which $71 million of such payments have been accrued for as of September 30, 2011 in accordance with accounting principles generally accepted in the U.S. pertaining to restructuring and exit activities.

In millions
2012	$110
2013	91
2014	74
2015	63
2016 and thereafter	241

Future minimum lease payments	$579

18. Quarterly information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
In millions
Year Ended September 30, 2011
Revenue	$1,366	$1,390	$1,372	$1,419	$5,547
Gross margin	619	642	653	718	2,632
Operating income (loss)	(39)	(47)	(92)	84	(94)
Provision for (benefit from) income taxes	22	19	(52)	79	68
Net loss	$(180)	$(432)	$(152)	$(99)	$(863)
Year Ended September 30, 2010
Revenue	$1,060	$1,320	$1,332	$1,348	$5,060
Gross margin	510	536	555	571	2,172
Operating loss	(35)	(174)	(105)	(67)	(381)
Provision for (benefit from) income taxes	3	(19)	9	25	18
Net loss	$(136)	$(281)	$(240)	$(214)	$(871)

19. Guarantor—Non Guarantor financial information

The senior secured credit facility and senior unsecured cash pay and PIK toggle notes, discussed in Note 1, are jointly and severally, fully and unconditionally guaranteed subject to certain conditions by Avaya Inc. and all wholly owned U.S. subsidiaries of Avaya Inc. (with certain customary exceptions) (collectively, the “Guarantors”). Each of the Guarantors is 100% owned, directly or indirectly, by Avaya Inc. None of the other subsidiaries of Avaya Inc., either directly or indirectly, guarantee the senior secured credit facility or the senior unsecured cash pay or PIK toggle notes (“Non-Guarantors”). Avaya Inc. also unconditionally guarantees the senior secured asset-based credit facility described in Note 9, “Financing Arrangements.” In addition, all of Avaya Inc.’s wholly owned U.S. subsidiaries (with certain agreed-upon exceptions) act as co-borrowers and co-guarantors under the senior secured asset-based credit facility.

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

The following tables present the financial position, results of operations and cash flows of Avaya Inc., the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations as of September 30, 2011, 2010 and 2009, and for the years ended September 30, 2011, 2010 and 2009 to arrive at the information for Avaya Inc. on a consolidated basis.

Supplemental Condensed Consolidating Schedule of Operations

	Fiscal year ended September 30, 2011
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$3,041	$440	$2,570	$(504)	$5,547
COST	1,610	300	1,509	(504)	2,915

GROSS MARGIN	1,431	140	1,061	—	2,632

OPERATING EXPENSES
Selling, general and administrative	700	97	1,048	—	1,845
Research and development	273	13	175	—	461
Amortization of intangible assets	208	4	14	—	226
Restructuring charges, net	19	5	165	—	189
Acquistion-related costs	2	—	3	—	5

	1,202	119	1,405	—	2,726

OPERATING INCOME (LOSS)	229	21	(344)	—	(94)
Interest expense	(446)	(17)	—	3	(460)
Loss on extinguishment of debt	(246)	—	—	—	(246)
Other (expense) income, net	(21)	14	15	(3)	5

(LOSS) INCOME BEFORE INCOME TAXES	(484)	18	(329)	—	(795)
Provision for income taxes	7	1	60	—	68
Equity in net loss of consolidated subsidiaries	(372)	—	—	372	—

NET (LOSS) INCOME	(863)	17	(389)	372	(863)
Less net income attributable to noncontrolling interests	—	—	—	—	—

NET (LOSS) INCOME ATTRIBUTABLE TO AVAYA INC.	$(863)	$17	$(389)	$372	$(863)

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Supplemental Condensed Consolidating Schedule of Operations
	Fiscal year ended September 30, 2010
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

REVENUE	$2,951	$336	$2,319	$(546)	$5,060
COST	1,670	281	1,483	(546)	2,888

GROSS MARGIN	1,281	55	836	—	2,172

OPERATING EXPENSES
Selling, general and administrative	704	88	929	—	1,721
Research and development	215	12	180	—	407
Amortization of intangible assets	205	3	10	—	218
Impairment of long-lived assets	7	—	9	—	16
Restructuring charges, net	46	3	122	—	171
Acquisition-related costs	20	—	—	—	20

TOTAL OPERATING EXPENSES	1,197	106	1,250	—	2,553

OPERATING INCOME (LOSS)	84	(51)	(414)	—	(381)
Interest expense	(464)	(24)	—	1	(487)
Other (expense) income, net	(51)	12	55	(1)	15

LOSS BEFORE INCOME TAXES	(431)	(63)	(359)	—	(853)
(Benefit from) provision for income taxes	(3)	1	20	—	18
Equity in net loss of consolidated subsidiaries	(446)	—	—	446	—

NET LOSS	(874)	(64)	(379)	446	(871)
Less net income attributable to noncontrolling interests	—	—	3	—	3

NET LOSS ATTRIBUTABLE TO AVAYA INC.	$(874)	$(64)	$(382)	$446	$(874)

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Supplemental Condensed Consolidating Schedule of Operations

	Fiscal year ended September 30, 2009
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$2,366	$118	$1,901	$(235)	$4,150
COST	1,271	106	1,142	(235)	2,284

GROSS MARGIN	1,095	12	759	—	1,866

OPERATING EXPENSES
Selling, general and administrative	534	11	727	—	1,272
Research and development	179	16	114	—	309
Amortization of intangible assets	207	—	—	—	207
Impairment of long-lived assets	2	—	—	—	2
Impairment of indefinite-lived intangible assets	60	—	—	—	60
Goodwill impairment	235	—	—	—	235
Restructuring charges, net	45	—	115	—	160
In-process research and development charge	12	—	—	—	12
Acquisition-related costs	29	—	—	—	29

TOTAL OPERATING EXPENSES	1,303	27	956	—	2,286

OPERATING LOSS	(208)	(15)	(197)	—	(420)
Interest expense	(392)	(17)	—	—	(409)
Other (expense) income, net	(19)	11	22	—	14

LOSS BEFORE INCOME TAXES	(619)	(21)	(175)	—	(815)
(Benefit from) provision for income taxes	(18)	—	48	—	30
Equity in net loss of consolidated subsidiaries	(246)	—	—	246	—

NET LOSS	(847)	(21)	(223)	246	(845)
Less net income attributable to noncontrolling interests	—	—	2	—	2

NET LOSS ATTRIBUTABLE TO AVAYA INC.	$(847)	$(21)	$(225)	$246	$(847)

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Supplemental Condensed Consolidating Balance Sheet

	September 30, 2011
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$149	$12	$239	$—	$400
Accounts receivable, net—external	303	33	419	—	755
Accounts receivable—internal	646	179	103	(928)	—
Inventory	150	4	126	—	280
Deferred income taxes, net	—	—	8	—	8
Other current assets	98	68	108	—	274
Internal notes receivable	1,488	31	(16)	(1,503)	—

TOTAL CURRENT ASSETS	2,834	327	987	(2,431)	1,717
Property, plant and equipment, net	243	26	128	—	397
Deferred income taxes, net	—	—	28	—	28
Intangible assets, net	1,893	36	200	—	2,129
Goodwill	4,072	—	7	—	4,079
Other assets	170	8	18	—	196
Investment in consolidated subsidiaries	(1,898)	(9)	25	1,882	—

TOTAL ASSETS	$7,314	$388	$1,393	$(549)	$8,546

LIABILITIES
Current liabilities:
Debt maturing within one year—external	$37	$—	$—	$—	$37
Debt maturing within one year—internal	34	364	1,105	(1,503)	—
Accounts payable—external	260	20	185	—	465
Accounts payable—internal	178	66	684	(928)	—
Payroll and benefit obligations	123	14	186	—	323
Deferred revenue	528	31	80	—	639
Business restructuring reserve, current portion	13	4	113	—	130
Other current liabilities	244	4	104	—	352

TOTAL CURRENT LIABILITIES	1,417	503	2,457	(2,431)	1,946

Long-term debt	6,120	—	—	—	6,120
Pension obligations	1,219	—	417	—	1,636
Other postretirement obligations	502	—	—	—	502
Deferred income taxes, net	167	—	1	—	168
Business restructuring reserve, non-current portion	20	5	31	—	56
Other liabilities	247	22	227	—	496

TOTAL NON-CURRENT LIABILITIES	8,275	27	676	—	8,978

TOTAL DEFICIENCY	(2,378)	(142)	(1,740)	1,882	(2,378)

TOTAL LIABILITIES AND DEFICIENCY	$7,314	$388	$1,393	$(549)	$8,546

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Supplemental Condensed Consolidating Balance Sheet

	September 30, 2010
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$348	$26	$205	$—	$579
Accounts receivable, net—external	326	46	420	—	792
Accounts receivable—internal	530	184	67	(781)	—
Inventory	108	15	111	—	234
Deferred income taxes, net	—	—	3	—	3
Other current assets	95	80	101	—	276
Internal notes receivable	1,423	89	(16)	(1,496)	—

TOTAL CURRENT ASSETS	2,830	440	891	(2,277)	1,884
Property, plant and equipment, net	266	31	153	—	450
Deferred income taxes, net	—	—	22	—	22
Intangible assets, net	2,300	39	264	—	2,603
Goodwill	4,075	—	—	—	4,075
Other assets	178	8	41	—	227
Investment in consolidated subsidiaries	(1,527)	7	23	1,497	—

TOTAL ASSETS	$8,122	$525	$1,394	$(780)	$9,261

LIABILITIES
Current liabilities:
Debt maturing within one year—external	$48	$—	$—	$—	$48
Debt maturing within one year—internal	92	355	1,049	(1,496)	—
Accounts payable—external	252	30	182	—	464
Accounts payable—internal	155	181	445	(781)	—
Payroll and benefit obligations	145	20	146	—	311
Deferred revenue	548	32	70	—	650
Business restructuring reserve, current portion	26	4	83	—	113
Other current liabilities	296	5	129	—	430

TOTAL CURRENT LIABILITIES	1,562	627	2,104	(2,277)	2,016

Long-term debt	5,880	—	—	—	5,880
Pension obligations	1,087	—	453	—	1,540
Other postretirement obligations	478				478
Deferred income taxes, net	153	—	1	—	154
Business restructuring reserve, non-current portion	25	4	23	—	52
Other liabilities	365	23	181	—	569

TOTAL NON-CURRENT LIABILITIES	7,988	27	658	—	8,673

TOTAL DEFICIENCY	(1,428)	(129)	(1,368)	1,497	(1,428)

TOTAL LIABILITIES AND DEFICIENCY	$8,122	$525	$1,394	$(780)	$9,261

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Supplemental Condensed Consolidating Schedule of Cash Flows

	Fiscal year ended September 30, 2011
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net (loss) income	$(863)	$17	$(389)	$372	$(863)
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities	527	11	92	—	630
Changes in operating assets and liabilities	(270)	(106)	309	—	(67)
Equity in net loss of consolidated subsidiaries	372	—	—	(372)	—

NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(234)	(78)	12	—	(300)

INVESTING ACTIVITIES:
Capital expenditures	(42)	—	(41)	—	(83)
Capitalized software development costs	(38)	(4)	—	—	(42)
Acquisition of businesses, net of cash acquired	(2)	—	(14)	—	(16)
Return of funds held in escrow from the NES acquisition	6	—	—	—	6
Proceeds from sale of long-lived assets	5	—	2	—	7
Restricted cash	—	2	25	—	27

NET CASH USED FOR INVESTING ACTIVITIES	(71)	(2)	(28)	—	(101)

FINANCING ACTIVITIES:
Repayment of incremental B-2 term loans	(696)	—	—	—	(696)
Debt issuance costs and third-party debt modification costs	(42)	—	—	—	(42)
Proceeds from senior secured notes	1,009	—	—	—	1,009
Repayment of long-term debt	(42)	—	—	—	(42)
Net (repayments) borrowings of intercompany debt	(123)	67	56	—	—
Other financing activities, net	—	(1)	—	—	(1)

NET CASH PROVIDED BY FINANCING ACTIVITIES	106	66	56	—	228

Effect of exchange rate changes on cash and cash equivalents	—	—	(6)	—	(6)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(199)	(14)	34	—	(179)
Cash and cash equivalents at beginning of year	348	26	205	—	579

Cash and cash equivalents at end of year	$149	$12	$239	$—	$400

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Supplemental Condensed Consolidating Schedule of Cash Flows

	Fiscal year ended September 30, 2010
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net loss	$(874)	$(64)	$(379)	$446	$(871)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities	750	12	118	—	880
Changes in operating assets and liabilities	(324)	79	278	—	33
Equity in net loss of consolidated subsidiaries	446	—	—	(446)	—

NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(2)	27	17	—	42

INVESTING ACTIVITIES:
Capital expenditures	(38)	(2)	(39)	—	(79)
Capitalized software development costs	(38)	(5)	—	—	(43)
Acquisition of NES, net of cash acquired	(534)	37	(308)	—	(805)
Return of funds held in escrow from the NES acquisition	5	—	—	—	5
Liquidation of securities available for sale	—	18	—	—	18
Purchase of securities available for sale	—	—	(5)	—	(5)
Proceeds from sale of long-lived assets	2	—	9	—	11
Net proceeds from sale of AGC	—	—	32	—	32
Restricted cash	—	—	2	—	2

NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(603)	48	(309)	—	(864)

FINANCING ACTIVITIES:
Net proceeds from incremental B-2 term loans and warrants	783	—	—	—	783
Capital contributions from Parent	125	—	—	—	125
Debt issuance costs	(5)	—	—	—	(5)
Repayment of long-term debt	(48)	—	—	—	(48)
Net (repayments) borrowings of intercompany debt	(178)	(50)	228	—	—
Internal capital contribution from Parent Company	(100)	—	100	—	—
Other financing activities, net	—	(1)	(1)	—	(2)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	577	(51)	327	—	853

Effect of exchange rate changes on cash and cash equivalents	—	—	(19)	—	(19)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(28)	24	16	—	12
Cash and cash equivalents at beginning of year	376	2	189	—	567

Cash and cash equivalents at end of year	$348	$26	$205	$—	$579

Avaya Inc.

Notes to Consolidated Financial Statements—(Continued)

Supplemental Condensed Consolidating Schedule of Cash Flows

	Fiscal year ended September 30, 2009
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net loss	$(847)	$(21)	$(223)	$246	$(845)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities	861	6	109	—	976
Changes in operating assets and liabilities	(18)	(18)	147	—	111
Equity in net loss of consolidated subsidiaries	246	—	—	(246)	—

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	242	(33)	33	—	242

INVESTING ACTIVITIES:
Capital expenditures	(34)	—	(42)	—	(76)
Capitalized software development costs	(28)	(3)	(12)	—	(43)
Escrow payment for proposed acquisition	(100)	—	—	—	(100)
Acquisition of businesses, net of cash acquired	(11)	—	—	—	(11)
Liquidation of securities available for sale	98	—	—	—	98
Purchase of securities available for sale	—	—	(1)	—	(1)
Proceeds from sale of long-lived assets	3	—	1	—	4
Restricted cash	—	—	(26)	—	(26)

NET CASH USED FOR INVESTING ACTIVITIES	(72)	(3)	(80)	—	(155)

FINANCING ACTIVITIES:
Debt issuance costs	(29)	—	—	—	(29)
Repayment of long-term debt	(72)	—	—	—	(72)
Net (repayments) borrowings of intercompany debt	(75)	35	40	—	—

NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(176)	35	40	—	(101)

Effect of exchange rate changes on cash and cash equivalents	—	—	2	—	2

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6)	(1)	(5)	—	(12)
Cash and cash equivalents at beginning of year	382	3	194	—	579

Cash and cash equivalents at end of year	$376	$2	$189	$—	$567

20. Subsequent Event

On October 3, 2011, Avaya Inc. advanced to Parent $8 million in exchange for a note receivable. The principal amount of this note plus any accrued and unpaid interest is due in full October 3, 2014. Interest accrues at the rate of 1.63% per annum. The proceeds of the note receivable were used by Parent to fund, in part, the acquisition of all outstanding shares of a unified communications provider. Immediately upon completing the acquisition Parent merged the acquired entity with and into Avaya Inc., with Avaya Inc. surviving the merger.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2011 based on criteria in Internal Control—Integrated Framework issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and PricewaterhouseCoopers LLP has issued a report on the effectiveness of the Company’s internal control over financial reporting, which is contained in their report included herein.

c)	Changes in Internal Control Over Financial Reporting.

On December 18, 2009, the Company completed the acquisition of the enterprise solutions business of Nortel Networks Corporation (the “NES business”). Until June 2011, the Company relied in part upon services provided by Nortel and its affiliates under a transition services agreement (“TSA”) to support certain integration activities. The TSA expired in June 2011. Based on its analysis of the NES business and following the expiration of the TSA, the Company implemented certain additional internal controls and procedures. Some of those internal controls and procedures previously were performed by the TSA provider and were adopted and, in some situations, modified by the Company upon adoption. Others were newly established internal controls. The adopted and/or newly established internal controls included quote-to-cash, logistics, and the accounting functions supporting these areas. Such changes have individually or in the aggregate been deemed to materially affect, or could be deemed reasonably likely to materially affect, the Company’s internal control over financial reporting. With the exception of the foregoing, there were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Pursuant to Section 15(d) of the Securities Exchange Act of 1934, the Company’s obligations to file periodic and current reports ended as of October 1, 2010. Nevertheless, the Company continues to file periodic reports and current reports with the SEC voluntarily to comply with the terms of the indentures governing its senior secured notes and senior unsecured notes.

Subsequent to the quarter ended September 30, 2011, the following events took place that are required to be disclosed in a report on Form 8-K:

2012 Sales Incentive Program

On December 5, 2011, the Compensation Committee approved a plan to provide incentives to certain executive officers of the Company, including Thomas G. Mitchell and J. Joel Hackney, Jr., to continue to grow revenue in fiscal year 2012 (the “2012 Sales Incentive Program”). Under the terms of the 2012 Sales Incentive Program, effective December 6, 2011 each program participant has been granted the conditional right to receive a number of restricted stock units, or RSUs, under Parent’s 2007 Plan upon the achievement of certain revenue objectives. All RSUs awarded under the 2012 Sales Incentive Program are based upon the fair market value of Parent’s common stock on December 6, 2011, the date of grant, which was $4.40 per share.

The number of RSUs that a participating employee in the 2012 Sales Incentive Program will have the right to receive (subject to vesting requirements and the other terms and conditions of the applicable award agreement) will be determined based upon achievement of both of the following: (i) revenue targets for specific sales territories/divisions/product houses (each, a “Performance Gateway”) and (ii) an overall revenue target for the Company. For each of Messrs. Mitchell and Hackney, achievement of three of five specified Performance Gateways will result in an award of 50% of his opportunity and achievement of all five specified Performance Gateways will result in an award of 100% of his opportunity. Achievement of targets under the 2012 Sales Incentive Program will be measured twice in fiscal year 2012, with a participating employee being able to earn half of his total opportunity based on results for the first half of fiscal year 2012 and the second half of his total opportunity based on results for the second half fiscal year 2012. All RSU awards granted under the 2012 Sales Incentive Program will vest on December 6, 2013 for each program participant who achieves the performance objectives. Mr. Mitchell has been awarded the opportunity to receive up to 45,455 RSUs under the 2012 Sales Incentive Program and Mr. Hackney has been awarded the opportunity to receive up to 56,818 RSUs under the 2012 Sales Incentive Program. The form of RSU award agreement applicable to the 2012 Sales Incentive Program is attached to this report as Exhibit 10.28.

Appointment of Gary B. Smith as Director

On December 6, 2011, the Company’s Board of Directors and Parent, as the Company’s sole shareholder, appointed Gary B. Smith to serve as a Director of the Company, effective immediately. Mr. Smith was also appointed by Parent to serve on its board of directors as well as its Audit Committee and Compensation Committee.

Mr. Smith currently serves as president, Chief Executive Officer and Director of Ciena Corporation, a network infrastructure company. During fiscal year 2011, and prior to Mr. Smith’s appointment as a Director of the Company, the Company recorded approximately $5 million associated with sales of the Company’s products and services to Ciena. The Company also purchased goods and services of less than $1 million from Ciena during fiscal year 2011.

Upon his election, Mr. Smith received an initial grant of 79,546 RSUs, representing an inaugural grant of 45,455 RSUs and an annual equity grant of 34,091 RSUs. In addition, of his total annual retainer worth $120,000, based on his service on the board and his appointment as a member of Parent’s Audit and Compensation Committees, Mr. Smith elected to receive that retainer $60,000 in cash and $60,000 in RSUs (equaling 13,636 RSUs). All RSUs were awarded to Mr. Smith based upon the fair market value of Parent’s common stock on December 6, 2011, the date of grant, which was $4.40 per share. The RSUs were granted pursuant to the terms of the 2007 Plan and were fully vested on the date of grant. The shares underlying the RSUs will not be distributed to him until his resignation or removal from the board of directors.

Short Term Incentive Plan

At the beginning of each fiscal year, the Compensation Committee of the Board of Directors of our Parent establishes corporate financial objectives which must be achieved before cash bonuses will be considered under the Company’s Short Term Incentive Plan or STIP. The aggregate amount of cash available for awards under the STIP varies depending on how the Company performs against those financial objectives.

Effective December 5, 2011, the Compensation Committee determined that, for fiscal 2012, corporate performance would be measured against “Adjusted EBITDA” and revenue targets, each weighted 50% and 50%, respectively. “Adjusted EBITDA” is defined as net income (loss) before income taxes, interest income, interest expense and depreciation and amortization, adjusted to exclude certain non-cash items, non-recurring items and other similar items.

As adopted, an eligible employee participating in the STIP will have an opportunity for a midyear payout based on Adjusted EBITDA results for the first six months of fiscal year 2012, subject to a cap and individual performance criteria. The balance of an eligible employee’s STIP opportunity will be measured based on both Adjusted EBITDA and total revenue results for the full fiscal year 2012, subject to individual performance criteria. In addition, the size of the cash pool available for STIP awards at the end of fiscal 2012 is subject to adjustment based upon (i) customer satisfaction results as determined under a net promoter score compiled with the help of a third party vendor, in which event the cash pool could be increased or decreased by an amount not to exceed 10% and (ii) measurement of the quality of the Company’s products and services, which will be based on an assessment by the Compensation Committee and the Chief Executive Officer, in which event the cash pool could be decreased by an amount not to exceed 5%.

Modifications to Executive Officer Compensation

Following the conclusion of fiscal 2011, the Compensation Committee approved changes to certain executive officer compensation arrangements, including those for certain Named Executive Officers, effective January 1, 2012. On December 5, 2011, the Compensation Committee increased the salaries of Messrs. Chirico, Massetti and Ali from $625,000, $564,000 and $500,000 to $640,000, $585,000 and $525,000, respectively. The increases were made in recognition of their respective contribution during fiscal 2011 and following a review of benchmark data of peer companies and survey data.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of each of our executive officers and directors as of November 1, 2011:

Name	Age	Position
Mohamad S. Ali	41	Senior Vice President and President, Avaya Global Services
Steven J. Bandrowczak	51	Vice President and General Manager, Avaya Networking
Alan E. Baratz	56	Senior Vice President and President, Global Communications Solutions
James M. Chirico, Jr.	53	Executive Vice President, Business Operations
Pamela F. Craven	58	Senior Vice President and Chief Administrative Officer
Christopher M. Formant	59	Senior Vice President and President, Avaya Government Solutions
Roger C. Gaston	55	Senior Vice President, Human Resources
Jaroslaw S. Glembocki	55	Senior Vice President, Quality Program Office
Stephen J. Gold	52	Senior Vice President and Chief Information Officer
J. Joel Hackney, Jr.	42	Senior Vice President, Global Sales and Marketing and President, Field Operations
Kevin J. Kennedy	55	Director, President and Chief Executive Officer
Anthony J. Massetti	50	Senior Vice President and Chief Financial Officer
Thomas G. Mitchell	53	Senior Vice President and President, SME and Avaya Go to Market
Brett A. Shockley	52	Senior Vice President, Corporate Development and Strategy

Directors
Eugene J. Frantz	45	Director
Charles H. Giancarlo	53	Chairman of the Board of Directors
Afshin Mohebbi	48	Director
Greg K. Mondre	37	Director
Kevin B. Rollins	58	Director
David J. Roux	54	Director
Gary B. Smith	51	Director

Mohamad S. Ali, Senior Vice President and President, Avaya Global Services

Mr. Ali has been our Senior Vice President and President, Avaya Global Services, since April 2011. Prior to that time, he served as our Senior Vice President, Corporate Development and Strategy since December 2009 and, prior to that time and since July 15, 2009, he was our Senior Vice President, Corporate Development. Previously, Mr. Ali spent 13 years at International Business Machines Corporation, or IBM, a global provider of information technology products and services, most recently as Vice President, Business Development and Strategy for IBM’s Information Management Division from 2005 until July 2009.

Steven J. Bandrowczak, Vice President and General Manager, Avaya Networking

Mr. Bandrowczak has been our Vice President and General Manager, Avaya Networking since June 14, 2010. Previously, from December 18, 2009 until June 14, 2010, he served as our Vice President, Sales and Marketing for the Avaya data business. From January 1, 2009 until December 18, 2009, Mr. Bandrowczak was the President, Enterprise Sales Americas for Nortel Networks Inc. and, from July 16, 2007 until January 1, 2009, he served as Chief Information Officer for Nortel Networks Corporation and Nortel Networks Limited. Previously, from September 2005 until July 2007, he served as Senior Vice President and Chief Information Officer for Lenovo Group Ltd., a global producer of PC products and value-added professional services. Prior to that, he served as Executive Vice President and Chief Information Officer at DHL Worldwide, a global market leader in the international express and logistics industry.

Alan E. Baratz, Senior Vice President and President, Global Communications Solutions

Dr. Baratz has been our Senior Vice President and President, Global Communications Solutions since October 2, 2008. From June 1, 2007 to January 31, 2008, Dr. Baratz served as Senior Vice President of the Network Software and Systems Technology Group at Cisco Systems, Inc., a provider of communications and networking products. Previously, he served as President and Chief Executive Officer of NeoPath Networks, a provider of network file management solutions, from February 25, 2005 until it was acquired by Cisco on March 13, 2007.

James M. Chirico, Jr., Executive Vice President, Business Operations

Mr. Chirico has been our Executive Vice President, Business Operations since June 14, 2010. Previously, from February 3, 2009 until June 14, 2010, he served as our Chief Restructure Officer and President, Operations. From January 2, 2008 until February 3, 2009, he served as our Senior Vice President and President, Operations. From February 1998 to November 2007, Mr. Chirico held various senior management positions at Seagate Technology, a designer, manufacturer and marketer of hard disc drives, including Executive Vice President, Global Disc Storage Operations, from February 2006 until November 2007, and Senior Vice President and General Manager, Asia Operations, from September 2000 to February 2006.

Pamela F. Craven, Senior Vice President and Chief Administrative Officer

Mrs. Craven has been our Senior Vice President and Chief Administrative Officer since August 2006. In that role, she continues to serve as our General Counsel, which is a position she has held since September 2000. She also served as Corporate Secretary from September 2000 to January 2007. She was a Senior Vice President from August 2002 to August 2006.

Christopher M. Formant, Senior Vice President and President, Avaya Government Solutions

Mr. Formant has been our Senior Vice President and President, Avaya Government Solutions since August 16, 2010. Previously, from February 25, 2008 until August 16, 2010, he served as our Senior Vice President and President, Avaya Global Services. Mr. Formant was previously Executive Vice President and Executive Committee Member at Bearing-Point, Inc., a consulting firm, from February 2003 to January 2008.

Roger C. Gaston, Senior Vice President, Human Resources

Mr. Gaston has been our Senior Vice President, Human Resources since May 2006. In his role, Mr. Gaston is responsible for employee compensation and benefits, employee communications, workforce relations, organizational development and transformation, recruitment, talent management and labor relations.

Jaroslaw S. Glembocki, Senior Vice President, Quality Program Office

Jaroslaw S. Glembocki has served as our Senior Vice President, Quality Program Office, since November 7, 2011. Previously, he served as Chief Operating Officer of Solexant Corp., from March 2011 to October 2011. From June 2009 to March 2011, Mr. Glembocki was engaged in various consulting projects. Prior to that, Mr. Glembocki served as Senior Vice President of Recording Heads and Media Operations at Seagate Technology HDD Holdings from October 2000 to May 2009.

Stephen J. Gold, Senior Vice President and Chief Information Officer

Mr. Gold has been our Senior Vice President and Chief Information Officer since May 24, 2010. Previously, from July 2009 until May 2010, he served as Executive Vice President, Chief Information Officer and Corporate Chief Technology Officer at GSI Commerce, Inc., a provider of e-commerce and digital marketing solutions, and, from February 2005 until July 2009, he served as Executive Vice President and Chief Information Officer.

J. Joel Hackney, Jr., Senior Vice President, Global Sales and Marketing and President, Field Operations

Mr. Hackney has been our Senior Vice President, Global Sales and Marketing and President, Field Operations since June 14, 2010. From December 19, 2009 until June 14, 2010 he was our Senior Vice President and President, Avaya Government and Data Solutions. Previously, he spent four years at Nortel Networks Corporation where, from September 2007 to December 2009, he served as President, Nortel Enterprise Solutions and, from December 2005 to September 2007, he served as Senior Vice President of Global Operations and Quality.

Kevin J. Kennedy, Director, President and Chief Executive Officer

Mr. Kennedy has been our President and Chief Executive Officer and a member of our board of directors since December 22, 2008. Previously, from September 2003 to December 2008, he served as Chief Executive Officer of JDS Uniphase Corporation, or JDSU, a provider of optical communications products, and from March 2004 until December 2008, he also served as President of JDSU. He joined JDSU’s board of directors in November 2001 and, since December 2008, has served as Vice Chairman of their board of directors. Mr. Kennedy is also on the board of directors of KLA-Tencor Corporation, a supplier of process control and yield management solutions for the semiconductor industry. Mr. Kennedy served on the boards of directors of Rambus Inc., a developer of a high-speed chip-to-chip interface technology from April 2003 until July 2008, Freescale Semiconducter, Inc., an embedded processing semiconductor and solutions company, from July 2004 until December 2006, and Polycom Inc., a provider of telepresence, voice and video conferencing solutions, from May 2008 until January 2009. Mr. Kennedy was selected to serve as a director in light of his role as Chief Executive Officer, the management perspective he brings to board deliberations, his extensive management experience and his experience on multiple public company boards.

Anthony J. Massetti, Senior Vice President and Chief Financial Officer

Mr. Massetti has been our Senior Vice President and Chief Financial Officer since October 26, 2009. From January 2008 to October 2009, Mr. Massetti was Chief Financial Officer and Senior Vice President at NCR Corporation, a global provider of financial and retail self service solutions and services. From 2002 to 2008, he was with QLogic Corporation, a storage networking solutions company, most recently as Chief Financial Officer and Senior Vice President from 2004 to 2008.

Thomas G. Mitchell, Senior Vice President and President, SME and Avaya Go to Market

Mr. Mitchell has been our Senior Vice President and President, SME and Avaya Go to Market, since March 2011. Prior to that time, he served as our Senior Vice President, Channel Transformation since May 3, 2010. From 2005 to April 2010, Mr. Mitchell was a consultant specializing in developing and refining complex global go-to-market strategies in the IT marketplace.

Brett A. Shockley, Senior Vice President, Corporate Development and Strategy

Mr. Shockley has served as our Senior Vice President, Corporate Development and Strategy since April 2011. Prior to that time, from July 2009 to April 2011, Mr. Shockley served as our Vice President of Emerging Products and Technology. From January 2002 to October 2008, Mr. Shockley was Chairman, Chief Executive Officer and President of Spanlink Communications, Inc., a provider of unified communications and contact center solutions. Mr. Shockley is on the board of directors of Wireless Ronin Technologies, Inc., a wireless communications development company focused on digital signage.

Eugene J. Frantz, Director

Mr. Frantz has been a member of our board of directors since October 26, 2007. Mr. Frantz joined TPG Capital in 1999 and is a Partner. Mr. Frantz sat on the board of directors of SMART Modular Technologies, Inc., a provider of memory products and liquid-crystal displays, from April 2004 until January 2010. Mr. Frantz’s experience in financial matters, service as a director of other companies, experience in working with companies controlled by private equity sponsors, related industry experience and affiliation with TPG, which has the right to select three of our directors, led to the conclusion that he should serve as a director of our Company.

Charles H. Giancarlo, Chairman of the Board of Directors

Mr. Giancarlo has been a member of our board of directors since June 30, 2008 and has been our Chairman of the board of directors since December 22, 2008. He served as our President and Chief Executive Officer from June 30, 2008 until December 22, 2008. Mr. Giancarlo has been a Managing Director of Silver Lake since 2007. Prior to joining Silver Lake in 2007, he was employed by Cisco Systems, Inc., a provider of communications and networking products and services, which he joined in 1994 and where he was Executive Vice President and Chief Development Officer from 2004 to 2007. Mr. Giancarlo is also on the boards of directors of Accenture Ltd., a management consulting business, Netflix, Inc., an online movie rental subscription service, and various private companies. Mr. Giancarlo’s related industry experience, experience in financial matters, service as an executive officer and director of other companies, prior service as our Chief Executive Officer, experience in working with companies controlled by private equity sponsors, and affiliation with Silver Lake, which has the right to select three of our directors, led to the conclusion that he should serve as a director of our Company.

Afshin Mohebbi, Director

Mr. Mohebbi has been a member of our board of directors since April 2011. Mr. Mohebbi is a Senior Advisor to TPG, supporting the firm’s portfolio of private and public companies throughout the world. Most recently, he was president and chief operating officer of Qwest Communications International Inc., a provider of broadband Internet-based data, voice and image communications, from April 2001 to December 2002. Mr. Mohebbi served on the board of directors of Hanaro Telecom, a provider of long distance service and wholesale of IT-related products, from March 2005 until December 2007. Mr. Mohebbi’s related industry experience, service as an executive officer and director of other companies, experience in working with companies controlled by private equity sponsors, and affiliation with TPG, which has the right to select three of our directors, led to the conclusion that he should serve as a director of our Company.

Greg K. Mondre, Director

Mr. Mondre has been a member of our board of directors since October 26, 2007. Mr. Mondre has been a Managing Director of Silver Lake since 2005. Prior to joining Silver Lake in 1999, he was a principal at TPG and an investment banker at Goldman, Sachs & Co., a global investment banking and securities firm. Mr. Mondre is also on the boards of directors of various private companies. Mr. Mondre’s experience in financial matters, service as a director of other companies, experience in working with companies controlled by private equity sponsors and affiliation with Silver Lake, which has the right to select three of our directors, led to the conclusion that he should serve as a director of our Company.

Kevin B. Rollins, Director

Mr. Rollins has been a director of Avaya since October 26, 2007. Mr. Rollins has been a senior advisor focusing on investment strategies in global technology at TPG since he joined in 2007. From April 1996 to January 2007, Mr. Rollins held various positions at Dell, Inc., or Dell, a technology solutions, services and support provider, including President and Chief Executive Officer, from March 2004 to January 2007, and President and Chief Operating Officer, from 2001 to March 2004. Mr. Rollins served on the board of directors of Sears Holdings Corporation, a large broadline retailer, from February 2008 until May 2010. On July 22, 2010, the SEC filed a civil injunctive action involving Dell, which included allegations against Dell and certain of its senior officers, including Mr. Rollins, concerning the failure to provide adequate disclosure in its SEC filings with respect to

Dell’s commercial relationship with Intel Corp. Dell and the relevant officers, including Mr. Rollins, agreed, without admitting or denying the allegations, to settle the matter, and the U.S. District Court for the District of Columbia approved such settlement on October 13, 2010. Mr. Rollins’ settlement included a monetary penalty and a permanent injunction prohibiting violations of Sections 17(a)(2) & (3) of the Securities Act and violations, including aiding and abetting violations, of Section 13(a) of the Securities Exchange Act of 1934, or the Exchange Act. Mr. Rollins’ industry experience, service as an executive officer and director of other companies, experience in working with companies controlled by private equity sponsors, experience in financial matters and affiliation with TPG, which has the right to select three of our directors, led to the conclusion that he should serve as a director of our Company.

David J. Roux, Director

Mr. Roux has been a member of our board of directors since October 26, 2007 and served as Chairman of the board of directors from November 2, 2007 until December 22, 2008. Mr. Roux is Chairman of Silver Lake. Prior to co-founding Silver Lake in 1999, he served as Chairman and Chief Executive Officer of Liberate Technologies, a software company specializing in telecommunications technology, Executive Vice President at Oracle Corporation, a software and technology company, and Senior Vice President at Lotus Development Corporation, a software manufacturer that was acquired by IBM in 1995. Mr. Roux is also on the boards of directors of various private companies. Mr. Roux served on the boards of directors of Business Objects S.A., a provider of business intelligence software and services, from December 2003 until January 2006, Symantec Corporation, a personal computer security software company, from July 2005 until September 2007, and Thomson S.A., a consumer electronics company from September 2004 until October 2008. Mr. Roux’s experience in financial matters, service as an executive officer and director of other companies, experience in working with companies controlled by private equity sponsors, affiliation with Silver Lake, which has the right to select three directors, and related industry experience, led to the conclusion that he should serve as a director of our Company.

Gary B. Smith, Director

Mr. Smith has been a Director of the Company since his appointment on December 6, 2011. Mr. Smith currently serves as president, chief executive officer and director of Ciena Corporation, or Ciena, a network infrastructure company. Mr. Smith began serving as chief executive officer of Ciena in May 2001, in addition to his existing responsibilities as president and director, positions he has held since October 2000. Mr. Smith also serves on the board of directors of CommVault Systems, Inc., a provider of data and information management software applications and related services, a position he has held since May 2004. Mr. Smith’s nearly 30 years of experience in the global telecommunications industry, experience in financial matters and independence from the Company, led to the conclusion that he should serve as a director of the Company.

Code of Ethics and Business Conduct

Our Code of Conduct, Operating with Integrity, is designed to help directors and employees worldwide to resolve ethical issues in an increasingly complex global business environment. The Code of Conduct applies to all directors and employees, including, without limitation, the Chief Executive Officer, the Chief Financial Officer, the Corporate Controller and any other employee with any responsibility for the preparation and filing of documents with the SEC. The Code of Conduct covers a variety of topics, including those required to be addressed by the SEC. Topics covered include, but are not limited to, conflicts of interest, confidentiality of information and compliance with applicable laws and regulations. Directors and employees of the Company receive periodic updates regarding policies governed by and changes to the Code of Conduct. The Code of Conduct is available at our Investor Relations website located at http://investors.avaya.com. We will post amendments to or waivers of the provisions of the Code of Conduct made with respect to any of our directors and executive officers on that website within four business days. The information contained on, or accessible through, our website is not part of this Annual Report, and is therefore not incorporated by reference. During fiscal year 2011, no amendments to or waivers of the provisions of the Code of Conduct were made with respect to any of our Directors or executive officers.

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

Audit Committee Financial Expert

The Audit Committee is comprised of Messrs. Mondre (Chairman), Frantz and Smith. The Board of Directors, after reviewing all of the relevant facts, circumstances and attributes, has determined that both Mr. Mondre and Mr. Frantz are “audit committee financial experts” as defined in applicable SEC rules. Neither Mr. Mondre nor Mr. Frantz is an independent director. See Item 13, “Certain Relationships and Related Party Transactions and Director Independence,” to this Annual Report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION DISCUSSION AND ANALYSIS

General

Compensation Philosophy and Objectives

Avaya’s general compensation philosophy is that total compensation should be designed to attract, motivate and retain executive officers and employees in such a way as to create value for the benefit of the Company and its owners. The Company believes that the main objective of its compensation program should be to create a competitive total compensation package that rewards employees for performance against stated goals and objectives. The Company believes that performance should be measured at both the corporate and the individual levels. Employees are rewarded for both their contributions to short-term and long-term corporate performance as well as their demonstrated behaviors and performance measured against individual objectives.

Avaya competes with other companies in the market for talented employees. As a result, Avaya’s market-based pay platform, which defines market pay relative to specific and varying roles and responsibilities, emphasizes the commitment to provide employees with a pay opportunity that is externally competitive. The platform aims to provide Avaya with an increased ability to attract and retain top talent and make more informed pay decisions. The Company has not adopted any formal policies or guidelines for allocating compensation between short-term and long-term compensation, between cash and non-cash compensation, or among different forms of cash and non-cash compensation.

How Compensation Decisions are Made

Compensation Committee

All of our executive officers are employees of Avaya Inc. Prior to June 1, 2011, compensation and related matters were reviewed and approved by the compensation committee of the board of directors of Avaya Inc. On and after June 1, 2011, all such matters are and will be reviewed and approved by the compensation committee of the board of directors of Avaya Holdings Corp., Avaya Inc.’s parent company, or Parent. The compensation committees of Avaya Inc. and Avaya Holdings Corp., which we refer to in this report collectively as the “Compensation Committee,” consist of the same members—Messrs. Rollins (Chairman), Giancarlo, and Roux. During fiscal year 2011, the Compensation Committee held seven meetings.

The Compensation Committee establishes the Company’s compensation philosophy and strategy and discharges the board of directors’ responsibilities relating to the compensation of executive officers. When making individual compensation decisions for each of the executives named in the Summary Compensation Table, who we refer to as the Named Executive Officers, the Compensation Committee takes many factors into account including the officer’s experience, responsibilities, management abilities and job performance and the Company’s performance as a whole and sets compensation based on that evaluation in conjunction with a review of market-based compensation elements. These factors are considered by the Compensation Committee in a subjective manner without any specific formula or weighting. A Compensation Committee member serves until his successor is elected and qualified. Under its charter, the Compensation Committee must consist of at least three members.

Compensation Consultant

For the first half of fiscal year 2011, we retained an advisor on compensation matters, Aon Radford Consulting, on a project by project basis. For the second half of fiscal year 2011, we retained an advisor on compensation matters, Pearl Meyer and Partners, on a project by project basis. In addition, from time to time the Compensation Committee received support from compensation advisors at each of Silver Lake and TPG, our Sponsors.

Role of Management

From time to time, management may recommend that the Compensation Committee adjust executive officer compensation for various reasons, such as changes in executive officer responsibilities or based on information regarding competitive benchmarking of compensation practices. The CEO provides his perspective on each executive officer’s individual performance for the year as part of our annual performance review and succession planning process.

Benchmarking and Competitive Analysis

For fiscal year 2011, we used benchmarking information to align the executive officers’ compensation with a competitive compensation structure, including national surveys that cover a broad group of companies in a variety of industries. Additionally, specific compensation detail was reviewed for benchmarking purposes regarding a number of companies, including the following, or the Peer Group:

• Adobe Systems Incorporated • Broadcom Corporation • DST Systems, Inc. • Intuit Inc. • NetApp, Inc. • Qualcomm Incorporated • Xerox Corporation	• Agilent Technologies, Inc. • CA, Inc. • EMC Corporation • Juniper Networks Inc. • NCR Corporation • Symantec Corporation	• Anixter International Inc. • CommScope (1) • Harris Corporation • Level 3 Communications, Inc. • Pitney Bowes Inc. • Unisys Corporation

(1)	CommScope was acquired in January 2011, and will not be considered part of the Peer Group in fiscal 2012

Companies were selected to be in the Peer Group based upon factors including, but not limited to, industry (focusing on technology, software and services companies) and revenue.

With respect to each of the following, we strive to be near the median of compensation for executive officers of the Peer Group who hold positions similar to those of the Company’s executive officers:

•	base salaries;

•	total target cash compensation (consisting of base salaries plus annual cash bonuses); and

•	total direct compensation (consisting of total target cash compensation plus long-term cash and equity awards).

We also monitor compensation policies and practices of our competitors who, because of their revenues or other factors, do not meet the criteria to be included within the Peer Group, but with whom we compete in the market for talented employees. These competitors include Brocade, Cisco, Dell Inc., HP, IBM and Microsoft.

Reviewing Compensation Decisions

Following the conclusion of each fiscal year, the Compensation Committee reviews the individual objectives and performance of the CEO and the Company’s executive officers, including the Named Executive Officers. The Compensation Committee then reviews each executive officer’s total compensation package, including, but not limited to, base salary, short-term incentive awards, long-term incentive awards, perquisites, retirement and other benefits. Following the reviews of performance and compensation arrangements, the Compensation Committee sets the compensation for each of those individuals for the following fiscal year. The Compensation Committee generally reviews its decisions with the board of directors to ensure that there is alignment regarding the Compensation Committee’s evaluations and compensation actions, if any.

Fiscal Year 2011 Analysis

During fiscal year 2011, the Compensation Committee actively reviewed executive officer compensation and made adjustments based upon a number of different factors and for a variety of reasons, including with respect to hiring and retaining talent. For example, in December 2010, the Compensation Committee approved changes to the compensation packages for executive officers of the Company, including certain of the Named Executive Officers, following a competitive benchmarking exercise. Also in that month, the Compensation Committee approved a long-term cash bonus performance recognition program for certain employees, including certain of the Named Executive Officers, designed to retain those individuals through fiscal year 2013. Each of these actions is described in greater detail below and in the accompanying tables, including, where applicable, the Summary Compensation Table.

Elements of Executive Officer Compensation

We rely upon a mix of compensation elements, including salary, short-term and long-term incentives and other compensation vehicles. The Compensation Committee recognizes that decisions regarding any one element may impact how the Company relies upon or makes use of another element. As a result, the Compensation Committee does not review each element in isolation and instead reviews them in total when making compensation decisions, without any particular weighting. In addition, the Compensation Committee considers the Company’s status as a privately-held entity when making compensation decisions. Because neither Avaya Holdings Corp. nor Avaya Inc. has equity that is publicly traded, at times we have utilized direct cash compensation to a greater extent than, or in lieu of, equity awards to attract and retain employees and to drive incentive-based outcomes.

The following highlights the elements of the Company’s compensation program for executive officers, including the Named Executive Officers.

Base Salaries

Base salaries are designed to compensate individuals for their current contributions to the Company as reflected in their day-to-day performance. Base salaries are intended to be competitive relative to similar positions at companies of comparable size in our and similar industries. The Company structures base salaries to help attract, motivate and retain employees with a broad, proven track record of performance. Base salaries are reviewed annually by the Compensation Committee. Consideration of salary adjustments, if any, generally is based on competitive market data collected regarding the Peer Group and individual performance of the executive officers in question. During fiscal year 2011, the base salaries for Messrs. Kennedy and Chirico remained unchanged at $1,250,000 and $625,000 respectively. In consideration of individual performance leading up to and during fiscal year 2011, the Compensation Committee adjusted the base salary for Messrs. Massetti and Ali from $550,000 to $563,750 and from $430,000 to $440,750 respectively, effective on January 1, 2011 as it believed an adjustment was warranted given their positions relative to peers in the market. Effective on April 1, 2011, Mr. Mitchell received an increase in his base salary from $450,000 to $500,000 in connection with a change in his total compensation arrangement upon being named Senior Vice President, SME and Avaya Go To Market. Finally, effective April 15, 2011 in conjunction with his being named Senior Vice President and President, Avaya Client Services, Mr. Ali’s base salary was increased from $440,750 to $500,000.

Short-Term Incentives

Annual Non-Equity Incentive Plan Cash Bonus Program

The Avaya Inc. Short Term Incentive Plan, or STIP, is Avaya’s annual cash bonus program that is designed to reward employees, including the Named Executive Officers, for the achievement of objectives that are short-term in nature. The STIP provides an opportunity for eligible employees to receive cash bonuses based on the combination of corporate performance and individual performance. The opportunity for a more significant award increases when both the Company and the employee achieve higher levels of performance.

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

•

If corporate performance is above the minimum thresholds established by the Compensation Committee, then STIP bonuses may be paid to eligible employees. Starting with the minimum thresholds, the aggregate cash pool available to fund employee awards will increase based upon an established formula. There is no cap on the amounts that may be used to fund employee awards under the established formula. Payments associated with these awards are typically made during the first quarter of the subsequent fiscal year.

Corporate Performance

For fiscal year 2011, the Compensation Committee determined that corporate performance would be measured based upon “Management EBITDA” and total revenue, with each having an equal weighting. “Management EBITDA” is Adjusted EBITDA, as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” with certain adjustments. Unlike Adjusted EBITDA, to determine Management EBITDA, the Company does not adjust for the amortization of unrecognized prior service cost or unrecognized net actuarial gains/losses associated with non-retirement post employment benefits and long-term disability costs, the Company does not deduct income from unrestricted subsidiaries, net of dividends received, the Company does not adjust for purchase accounting impacts related to the Merger for the recognition of deferred revenue and reduction for deferred costs and business partner commissions written off in purchase accounting, the Company does adjust for the full expense related to pension and other post-employment benefit obligations and the Company does deduct software development costs from the calculation.

The Company believes that the Management EBITDA and total revenue metrics best represented how it measured short-term performance during fiscal year 2011.

For fiscal year 2011, Management EBITDA was measured against quarterly targets. As Management EBITDA represented 50% of the total available STIP funding, each of the four quarters represented 12.5% of the total opportunity against the Management EBITDA goals. Each quarter was measured separately against individual quarterly targets, with a 90% attainment threshold necessary in each quarter to fund the Management EBITDA portion of STIP awards for employees. The remaining 50% of the total available STIP funding was based on the Company’s achievement on total revenue during fiscal year 2011 adjusted for the effect of foreign exchange rates.

The fiscal year 2011 STIP program also provided for payout of an individual’s annual STIP opportunity to occur in two phases. The first phase included a potential mid-year STIP payout to the extent that Management EBITDA performance for the first two quarters of the year met the applicable thresholds. This meant that an individual potentially could have received a mid-year STIP payment of up to 25% of his or her annual STIP opportunity. The second phase included a potential year-end STIP payout where the remainder of his or her STIP opportunity (or up to 75%) could be paid following the end of the fiscal year based on the results of third and fourth quarter Management EBITDA and annual total revenue adjusted for the effect of foreign exchange rates.

Quarterly Management EBITDA targets, representing half of the total potential STIP funding for fiscal year 2011 in the aggregate, were established at $243 million, $269 million, $319 million and $374 million for each of the first, second, third and fourth quarters of fiscal year 2011, respectively. Actual Management EBITDA results for fiscal year 2011 were $246 million, $240 million, $247 million and $289 million for quarters one through four, respectively. The first quarter’s Management EBITDA result funded the mid-year STIP in full (or 12.5% of the total STIP opportunity for the fiscal year) and the second quarter’s Management EBITDA result funded the mid-year STIP at 25% (or 3.1% of the total STIP opportunity for the fiscal year). Management EBITDA results for the third and fourth quarters did not meet the 90% attainment threshold for each quarter’s goal, and thus did not contribute funding for year-end STIP payments. Overachievement of annual EBITDA targets may have funded additional amounts to fiscal 2011 STIP funding had the targets been exceeded, however annual targets were not reached, and no additional funding was applied.

The total revenue target, representing half of the total potential STIP funding for fiscal year 2011, was established at $5,600 million. Actual revenue for fiscal year 2011 was $5,547 million, providing for a year-end STIP funding of up to 57.6% of the total revenue opportunity (or 28.8% of the total STIP opportunity for the fiscal year). The amount of funding was adjusted to reflect the impact of certain shortfalls in Company performance impacting revenue and EBITDA, which were then reflected in individual performance assessments.

Calculation of Individual Awards

The fiscal 2011 mid-year payment of STIP was calculated per eligible employee as their STIP opportunity (base salary as of March 31, 2011, multiplied by the employee’s STIP target percentage (based on job level and pro-rated for changes in STIP targets during the year), multiplied by 25%—the weighting of the mid-year award) multiplied by 62.5% (the achieved funding level). This calculation resulted in a mid-year STIP payment of 15.6% of an employee’s annual STIP opportunity. The mid-year payment generally was not tied to individual performance, as the design for the full year STIP heavily weighs individual performance in conjunction with the year-end payment.

The fiscal 2011 year-end payment of STIP was calculated per eligible employee as their STIP opportunity (base salary as of September 30, 2011, multiplied by the employee’s STIP target percentage (based on job level and pro-rated for changes in STIP targets during the year), multiplied by 75%—the weighting of the year-end award) multiplied by 38.4% (the achieved funding level). This calculation resulted in a possible year-end STIP payment of 28.8% of employee’s annual STIP opportunity. An individual employee’s possible year-end award was then adjusted based on individual performance at the discretion of the employee’s supervisor, or in the case of the Named Executive Officers, at the discretion of the Compensation Committee. Adjustments could place actual year-end STIP payments below, equal to or greater than the total year-end STIP opportunity an individual could receive.

The assessment of an executive officer’s individual performance included consideration of that executive officer’s leadership qualities and achievement of stated objectives. Award targets for executive officers are set as a percentage of their base salaries and are based upon their respective roles and responsibilities and competitive market data.

In December 2010, the Compensation Committee approved changes to certain executive officer STIP targets, including those for certain Named Executive Officers, effective January 1, 2011. The changes were based upon reviews of the performance of those executive officers during fiscal year 2010 as well as competitive market data. As a result of the changes, which were effective January 1, 2011, the annual target incentive opportunities for Messrs. Kennedy and Massetti were increased to 125% and 90%, respectively. The target incentive opportunity for Messrs. Chirico and Ali remained unchanged at 85% and 75%, respectively. Effective April 1, 2011, Mr. Mitchell became eligible to participate in the Company’s STIP program with an award target incentive opportunity of 80% of his base salary upon being named Senior Vice President, SME and Avaya Go to Market. Finally, effective April 15, 2011 in conjunction with his being named Senior Vice President and President, Avaya Client Services, Mr. Ali’s target award under the STIP program was increased from 75% to 80%. The Compensation Committee believes those adjustments were warranted given each officer’s relative compensation as compared to the compensation of executives holding similar roles at other companies.

For fiscal year 2011, included within the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation,” based on the fiscal year 2011 mid-year and year-end performance results, each of Messrs. Kennedy, Massetti, Chirico, Mitchell and Ali received $959,227, $294,232, $389,008, $115,200 and $248,700, respectively, under the STIP.

The following table illustrates the calculation of each STIP award for fiscal year 2011:

Mid-Year STIP Payment

Name (1)	Base Salary 3/31/11		Mid-Year STIP Opportunity (2)		Mid-Year STIP Weighting		Achievement Results		Mid-Year STIP Award
Kevin J. Kennedy	$1,250,000	X	112.5%	X	25%	X	62.5%	=	$219,727
Anthony J. Massetti	$563,750		87.5%		25%		62.5%		$77,075
James M. Chirico, Jr.	$625,000		85.0%		25%		62.5%		$83,008
Mohamad S. Ali	$440,750		75.0%		25%		62.5%		$51,650
(1)	As noted above, Mr. Mitchell became eligible to participate in the Company’s STIP program on April 1, 2011, and was not eligible to receive a mid-year STIP payment.
(2)	Represents pro-rated STIP opportunity for mid-year portion of STIP award, based on changes in STIP targets during the course of fiscal year 2011. For further information see “—Elements of Executive Compensation—Short-Term Incentives—Calculation of Individual Awards.”

Year-End STIP Payment

Name (1)	Base Salary 9/30/11		Year-End STIP Opportunity (1)		Year-End STIP Weighting		Achievement Results		Individual Performance Adjustment		Year-End STIP Award
Kevin J. Kennedy	$1,250,000	X	120.8%	X	75%	X	38.4%	X	170%	=	$739,500
Anthony J. Massetti	$563,750		89.2%		75%		38.4%		150%		$217,157
James M. Chirico, Jr.	$625,000		85.0%		75%		38.4%		200%		$306,000
Thomas G. Mitchell	$500,000		53.3%		75%		38.4%		150%		$115,200
Mohamad S. Ali	$500,000		78.2%		75%		38.4%		175%		$197,050
(1)	Represents pro-rated STIP opportunity for year-end portion of STIP award, based on changes in STIP targets during the course of fiscal year 2011. The year-end pro-ration is weighted separately for service during the year toward the annual revenue opportunity and the six month year-end EBITDA opportunity. For further information see “—Elements of Executive Compensation—Short-Term Incentives—Calculation of Individual Awards.”

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

During fiscal year 2009, the Compensation Committee approved two cash retention awards for Mr. Chirico in conjunction with his being named Chief Restructure Officer, the position he held before being named Executive Vice President, Business Operations. The first award, which was for $2,700,000, payable in 2 installments of $1,000,000 and $1,700,000, the first of which he received in fiscal year 2009 and the second of which he received in fiscal year 2011. The second award, which was for $900,000, was paid in equal installments during a three-fiscal-year period beginning in fiscal year 2009. During fiscal year 2011, Mr. Chirico received a total of $2,000,000 pursuant to these awards.

During fiscal year 2010, Avaya Inc. adopted an employee cash bonus program in connection with the NES acquisition designed to help retain certain employees, including the Named Executive Officers, during the critical period required to integrate that business with the Company. Of the Named Executive Officers, Messrs. Massetti and Chirico each received awards of $200,000, and Mr. Ali received an award of $150,000. Each of the Named Executive Officers received the first of two equal installments under this program during fiscal year 2011, as reflected below in the Summary Compensation Table.

At the beginning of fiscal year 2011, Mr. Mitchell was not eligible to participate in the Company’s STIP program, however he was eligible to receive a cash bonus according to the terms of his employment agreement. Mr. Mitchell was eligible to receive $550,000 at target, based on his achievement against established performance targets. In December 2010, Mr. Mitchell received a payment of $228,250 for results associated with the first half of his annual target, and, in April 2011, he received a payment of $275,000 for results associated with the second half of his annual target. These amounts are included within the Summary Compensation Table below under the column labeled “Bonus.” Effective April 1, 2011, Mr. Mitchell became eligible to participate in the STIP program in connection with his revised offer of employment. See “Employment, Change in Control and Separation Agreements – Mr. Mitchell’s Offer of Employment” for more information.

For additional information regarding all of these awards, please see the Summary Compensation Table.

Long-Term Incentives

Following the consummation of the Merger, Parent’s shareholders approved the Amended and Restated 2007 Equity Incentive Plan, or the 2007 Plan, and the Long-Term Incentive Cash Bonus Plan, or the Cash Plan. These plans are intended to advance the interests of the Company and its affiliates by providing for the grant to select individuals, including the Named Executive Officers, of long-term equity and cash incentive awards. These equity and cash awards are designed to help achieve long-term goals and objectives and, in the process, align management interests with those of shareholders.

As of September 30, 2011, 49,848,157 shares of Parent common stock were authorized for issuance in connection with awards granted pursuant to the 2007 Plan, in addition to 2,924,125 shares available for issuance in satisfaction of Continuation Options and Continuation Units, or together the Continuation Awards. None of the Named Executive Officers holds any Continuation Awards. Also as of September 30, 2011, Parent was authorized to issue up to $60,000,000 in aggregated awards under the Cash Plan. None of the Named Executive Officers holds any awards under the Cash Plan.

The sizes of equity awards are structured by balancing the interests of shareholders, in terms of the impact of dilution, with the need to align the interests of management with those of shareholders. An objective is to provide long-term incentive compensation that is competitive with that offered by peer companies. Individual grants of equity awards are based on various factors, including a review of Peer Group and other competitive market data, demonstrated sustained performance and each individual’s demonstrated ability to contribute to the Company’s future success. The Company’s ability and desire to retain key talent is also considered. With the exception of considerations regarding dilution, similar factors are used when determining long-term cash incentive awards.

Long-term incentive awards were made during fiscal year 2011 in connection with new-hire employment offers, for purposes of promotion and retention of existing employees and in recognition of significant individual contributions for specific projects or performance during the fiscal year.

To the extent any of the Named Executive Officers received grants of long-term incentive awards during fiscal year 2011, they are included in the “Grants of Plan-Based Awards” table below.

Since our Parent’s common stock is not publicly traded, the terms of the 2007 Plan require that Parent’s board or a committee of the board, as plan administrator, determine the fair market value of a share of Parent’s common stock. The determination is based in part upon the recommendation of our CEO and an independent third-party appraisal that is obtained at least annually and reassessed by the plan administrator at least semi-annually. For fiscal year 2011, the Compensation Committee obtained an independent valuation and considered that valuation as well as other factors when setting the exercise price of stock option awards granted throughout the year. See “Management’s Discussion and Analysis—Critical Accounting Policies—Share-based Compensation.”

Our Compensation Committee regularly considers the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.

Stock Option Awards

Key employees, directors, and consultants of the Company may be eligible to receive stock options under the 2007 Plan. Each stock option, when vested and exercised, entitles the holder to receive one share of Parent common stock, subject to certain restrictions on transfer and sale as provided for in the 2007 Plan and the related award agreements.

Fiscal year 2011 Awards

During fiscal year 2011, awards of time-based and market based multiple of money (or “MoM”) stock options were made to Company employees including executive officers and Named Executive Officers. Each grant of stock options included both time-based and MoM-based, weighted as 65% and 35%, respectively, of the total number of shares subject to each grant. The time-based portions of the awards vest 25% on the first anniversary of the grant date and thereafter vest in equal installments annually over the following three-year period, becoming fully vested four years after the grant date. The MoM stock options will vest 50% upon the achievement of a multiple of 1.6 times, and 100% upon the achievement of a multiple of 2.0 times or greater, the initial amount invested in Parent by the Sponsors, as defined in the 2007 Plan. The Company believes that, for fiscal year 2011, this mix provided the appropriate balance between awards certain to vest over time and awards that would vest based on corporate performance. However, the 2007 Plan does not restrict award grants to that formula. All stock options awarded under the 2007 Plan expire ten years from the date of grant or upon cessation of employment, in which event there are limited exercise provisions allotted to vested stock options.

During fiscal year 2011, Mr. Mitchell received a stock option award in connection with being named Senior Vice President, SME and Avaya Go To Market, and Mr. Ali received a stock option award in connection with being named Senior Vice President and President, Avaya Client Services, each with weightings and vesting periods as set forth in the immediately preceding paragraph. The details of those awards are set forth in the “Grants of Plan-Based Awards” table.

Restricted Stock Unit Awards

Key employees, directors and consultants of the Company may be eligible to receive RSUs under the 2007 Plan. Each restricted stock unit, when vested, entitles the holder to receive one share of our common stock, subject to certain restrictions on their transfer and sale as provided for in the 2007 Plan and the related award agreements. RSUs vest over time according to the provisions set forth in their individual award agreements. As reflected in the “Grants of Plan-Based Awards” table, during fiscal year 2011 Mr. Mitchell received an award of 50,000 RSUs in conjunction with being named SVP, Small and Medium Enterprises Go to Market.

2011-2013 Performance Recognition Plan

On December 22, 2010, the Compensation Committee approved a plan to provide cash incentives to certain executive officers, including its Named Executive Officers, to help promote the long-term value of the Company, referred to as the Avaya Inc. Executive Committee 2011-2013 Performance Recognition Plan or the EC LTIP. The Compensation Committee currently serves as that plan’s administrator. On May 11, 2011, the Compensation Committee approved the final plan document and form of award agreement. The plan was amended on that date as well.

Each award under the EC LTIP consists of the grant to a plan participant of the conditional right to receive a dollar amount credited to an account for such participant based on the Company’s performance during fiscal years 2011, 2012 and 2013. The amount credited to a participant’s account for each of the respective fiscal years will be determined based on the Company’s actual Management EBITDA (as defined above) excluding the impact of payments under the STIP, or Pre-STIP EBITDA, compared to performance thresholds and targets established by the plan administrator for the applicable fiscal year, subject to a multiplier for each threshold and target. The amount credited to a participant’s account for a fiscal year will equal his or her targeted award multiplied by the multiplier determined based on the Company’s actual performance. Attainment of Pre-STIP EBITDA between the threshold and target levels will result in a pro rata adjustment (based on straight line interpolation) to the applicable multipliers. For fiscal year 2011, the threshold Pre-STIP EBITDA was established at $820 million and the target Pre-STIP EBITDA was established at $994 million. Achievement of corporate performance equal to the applicable threshold and target would result in multipliers of 75% and 100%, respectively, of the award amounts identified for each of the Named Executive Officers below. The Compensation Committee expects to establish thresholds and targets under the EC LTIP for fiscal years 2012 and 2013 during the first quarter of each respective year.

If the Pre-STIP EBITDA attained for any fiscal year is less than the applicable threshold, then no amount will be credited to a participant’s account for that fiscal year. For any fiscal year where the actual Pre-STIP EBITDA equals or exceeds the target for such year, the plan administrator may, in its sole discretion, credit an additional amount to one or more participant’s accounts based on any factors it determines are appropriate, including, but not limited to, individual performance and contribution to the business. In no event, however, will the amount credited to a participant’s account for any fiscal year exceed 160 percent of that participant’s targeted award.

The dollar amount of all awards that may be issued under the EC LTIP at target payout is $25 million and shall not exceed $40 million in the aggregate for all participants.

If during the one-year period following a change of control transaction involving us, a participant in the plan is involuntarily terminated other than for “cause” or voluntarily terminates for “good reason” (as each such term is defined in the EC LTIP plan document), a pro rata portion of the targeted award for such fiscal year shall be credited to the participant’s account for that year.

In addition, a participant will (i) forfeit any or all rights with respect to the award or to amounts previously paid under an award and (ii) be required to pay back any such previously paid amounts, if the participant breaches any nondisclosure, non-competition, non-solicitation or other undertakings set forth in the award agreement.

Fiscal 2011 results for Pre-STIP EBITDA of $1,022 million exceeded the annual target established by the Committee.

The table below reflects the threshold and target award established for the Named Executive Officers for fiscal year 2011, and the resulting earned amount factoring individual performance and contribution to the business during the year. The earned amounts are included in the Summary Compensation Table below, under the heading “Non Equity Incentive Plan Comp.”

Named Executive Officer	Annual Opportunity @ Threshold	Annual Opportunity @ Target	Actual FY11 Award Received
Kevin J. Kennedy	$937,500	$1,250,000	$1,625,000
Anthony J. Massetti	$422,813	$563,750	$620,125
James M. Chirico, Jr.	$468,750	$625,000	$937,500
Thomas G. Mitchell	$125,000	$166,667	$183,333
Mohamad S. Ali	$375,000	$500,000	$625,000

Long-Term Cash Bonus Awards

Key employees, directors, and consultants of the Company may be eligible to receive an award under the Long-Term Incentive Cash Bonus Plan. Under this plan, each award will become payable upon the achievement of a multiple of 1.6 times or greater of the initial amount invested in Parent by the Sponsors as defined in the plan. Executives of the Company at the level of Vice President or higher, including the Named Executive Officers, generally do not receive awards under this plan.

Long-Term Incentive Award Agreement Provisions

All long-term equity and cash incentive awards are subject to the terms and conditions of the award agreements and the plans under which they were issued. In addition to provisions regarding vesting, all awards made in fiscal year 2011, including those made to the Named Executive Officers, contain provisions restricting award recipients from, among other things, disclosing proprietary Company information and, for a period of twelve months from the date of termination of employment, soliciting the Company’s customers or employees. A breach of any of the imposed restrictions will cause the underlying award to be cancelled in its entirety and any benefit already paid out prior to the Company’s notice to the award recipient of the violation shall, at the Company’s sole discretion, be required to be repaid to the Company.

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

To the extent an individual acquires shares of Parent common stock upon exercise of a stock option or vesting of an RSU, those shares are subject to the restrictions on transfer and other provisions contained in a management stockholders’ agreement and, in the case of certain executive officers, including certain of the Named Executive Officers, a registration rights agreement. See “Certain Relationships and Related Party Transactions.”

Other Compensation

In addition to base salaries, short-term incentives and long-term incentives, the Company provides its executive officers with certain other benefits to remain competitive in the market for a high-caliber management team.

Perquisites

Certain temporary relocation expenses are paid on behalf of executive officers, including the Named Executive Officers, in order to attract and retain critical talent. During fiscal year 2011, tax gross up payments were made with respect to eligible temporary relocation expenses. For additional information regarding perquisites made available to the Named Executive Officers during fiscal year 2011, please see the “All Other Compensation” column of the Summary Compensation Table and the corresponding footnotes.

Post-Employment Benefit Information

Pension Plans

Avaya maintains a non-contributory qualified pension plan, known as the Avaya Inc. Pension Plan for Salaried Employees, or APPSE, which covers U.S. salaried employees hired before January 1, 2004. Pension amounts based on the pension plan formula that exceed the applicable Code limitations with respect to qualified pension plans are paid to qualifying individuals under a non-contributory unfunded supplemental pension plan, called the Avaya Inc. Supplemental Pension Plan, or ASPP. Effective December 31, 2003, pension benefit accruals provided under the APPSE and accruals provided under the ASPP were frozen with respect to all employees. Additionally, no new employees hired after December 31, 2003, including all of the Named Executive Officers, are eligible to participate in the APPSE or the ASPP. Please see “Pension Benefits” below for additional information.

Savings Plans

At the same time the changes were made to the APPSE and the ASPP described above, the Company enhanced the Avaya Inc. Savings Plan for Salaried Employees, or ASPSE, a qualified savings plan that covers U.S. salaried employees, and created the Avaya Inc. Savings Restoration Plan, or ASRP. The ASRP is an unfunded non-qualified deferred compensation plan designed to restore contribution opportunities lost under the ASPSE as a result of Internal Revenue Service, or IRS, Code limits. The ASRP provides that executives will be able to defer compensation and receive Company allocations (automatic company contributions and company matching contributions) that cannot be made or received under the ASPSE due to limitations imposed by the Code.

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

Effective April 1, 2010, the Company reinstated ASPSE matching contributions. The formula for matching contributions was 50% on the first 3% of eligible compensation contributed by a participant. Effective October 1, 2010, the Company matching allocation for the ASPSE was further enhanced to 100% on the first 2% of eligible compensation contributed by a participant and 50% on the next 1% of eligible compensation contributed by a participant. The Company matching allocation for the ASRP has not been restored since its suspension on March 1, 2009.

For more information regarding each of these plans, please see “Pension Benefits” and “Nonqualified Defined Contribution and Other Deferred Compensation Plans” below.

Employment, Change in Control and Separation Arrangements

Mr. Kennedy’s Employment Agreement

Mr. Kennedy is party to an employment agreement with the Company under which he agrees to serve as the Company’s President and CEO. The agreement, which became effective December 22, 2008, has an initial three-year term that is automatically renewed for subsequent one-year periods unless notice of non-renewal is delivered by the Company. Under the agreement, Mr. Kennedy’s base salary is $1,250,000. It provides that his target cash award under the STIP is 100% of his base salary, with the maximum award payable to him under the STIP being subject to a cap of 200% of his base salary. Pursuant to the agreement, Mr. Kennedy received a guaranteed incentive award for fiscal year 2009 of $965,754 and a transition bonus of $850,000. As noted above, the Compensation Committee approved a change to Mr. Kennedy’s target opportunity under the STIP, to 125% of his base salary, effective January 1, 2011.

Under the agreement, Mr. Kennedy received, effective as of the date his employment with the Company commenced, a grant of 5,000,000 stock options having an exercise price equal to the fair market value of a share of Parent common stock at the time of grant, which was $3.80. These awards were exchanged for replacement options with an exercise price of $3.00 per share under a stock option exchange program conducted in fiscal year 2010.

Effective December 22, 2008, Mr. Kennedy also received 400,000 RSUs, which vest equally on the first, second, third and fourth anniversary dates of the grant date. Currently, the RSUs are subject to certain puts and calls that expire on an initial public offering by Avaya or Parent, should one be made. Prior to an initial public offering, (i) if Mr. Kennedy’s employment is terminated other than for cause, (ii) if he voluntarily resigns for any reason or (iii) upon his death or disability, Mr. Kennedy has the right to require Parent to purchase from him any or all of the shares of common stock subject to his vested RSUs at fair market value, unless fair market value is less than $10 per share, in which case the purchase price shall be $10 per share, or the RSU Price. Further, in the event that certain “drag-along” or “tag-along” provisions under the management stockholders’ agreement are exercised and Mr. Kennedy sells shares of common stock underlying vested RSUs in certain transactions and receives less than $10 per share, then Parent is obligated to pay to Mr. Kennedy the difference between $10 per share and the amount realized by Mr. Kennedy in such transaction.

In addition, the agreement provides that, for so long as Mr. Kennedy is the Company’s CEO, the Sponsors shall ensure that their affiliates vote to elect him as a member of our board of directors.

Mr. Massetti’s Offer of Employment

Mr. Massetti became the Company’s Senior Vice President and Chief Financial Officer on October, 26, 2009. Under the terms of his offer of employment, Mr. Massetti’s annual base salary is $550,000 and his annual target award under the Avaya STIP is 85% of his annual base salary. Pursuant to the terms of his offer, the amount of his fiscal year 2010 award under the STIP was prorated for his days of service during the fiscal year. In addition, he received a cash sign-on bonus payment of $375,000 in January 2010 and a cash sign-on bonus payment of $750,000 in March 2011. Each award requires repayment to the Company if Mr. Massetti terminates his employment for any reason or if the Company terminates his employment for cause, in either case within 12 months following each payment. The repayment amount will be prorated based on the number of months employed in the 12 month period following payment. As noted above, the Compensation Committee approved a change to Mr. Massetti’s base salary and target opportunity under the STIP, to $563,750 and 125%, respectively, effective in January 2011.

As part of the offer of employment, Mr. Massetti was awarded 1,000,000 stock options pursuant to the 2007 Plan. The grant was comprised of time-based stock options and MoM stock options, weighted 65% and 35% respectively, having an exercise price equal to the fair market value of a share of Parent common stock at the time of grant, which was $3.00. The vesting terms are similar to those granted to employees during fiscal year 2011.

Mr. Massetti also was granted 150,000 RSUs on November 19, 2009, which vest 50% on the first anniversary of the grant date and 25% on each of the second and third anniversaries of the grant date. Following Mr. Massetti’s termination of employment, Parent has the right to purchase from him shares issued on the vesting of these RSUs at a purchase price per share equal to the greater of the fair market value of a share of our common stock and $13. Further, (i) if Mr. Massetti’s employment is terminated other than for cause, (ii) if he voluntarily resigns for good reason or (iii) upon his death or disability, Mr. Massetti has the right to require Parent to purchase from him any or all of the shares of common stock subject to his vested RSUs at a purchase price per share equal to the greater of the fair market value of a share of our common stock and $13. If Mr. Massetti exercises this right, then we will have the right to defer the payment to a change in control event, as defined in the 2007 Plan.

Mr.Mitchell’s Offer of Employment

Mr. Mitchell entered into an Executive Employment Agreement effective May 3, 2010 pursuant to which he became the Company’s Senior Vice President, Channel Integration. Mr. Mitchell’s employment agreement had an initial term that expired on November 3, 2011 and could be extended for a subsequent six month period pursuant to a mutual agreement of Mr. Mitchell and the Company. Under the employment agreement, Mr. Mitchell’s base salary was established at $450,000. In addition, Mr. Mitchell was eligible to receive a discretionary bonus of $550,000 based on achievement against established performance targets. As noted above, Mr. Mitchell received a payment in December 2010 of $228,250 for results associated with the first half of his annual target, and a second payment in April 2011 of $275,000 for results associated with the second half of his annual target.

On March 22, 2011, Mr. Mitchell accepted a revised offer of employment in connection with his appointment as Senior Vice President, SME and Avaya Go to Market, effective April 1, 2011. Under the terms of his revised offer letter, which superseded Mr. Mitchell’s existing Executive Employment Agreement, Mr. Mitchell’s annual base salary was increased from $450,000 to $500,000. In addition, effective April 1, 2011, in lieu of the discretionary cash bonus described above, Mr. Mitchell became eligible to participate in the Company’s STIP program at 80% of his base salary, with Mr. Mitchell’s fiscal year 2011 STIP to be prorated to reflect his actual STIP eligibility period (April 1, 2011 through September 30, 2011). Mr. Mitchell was also awarded 900,000 stock options pursuant to the 2007 Plan. The grant was comprised of time-based stock options and MoM stock options, weighted 65% and 35% respectively, having an exercise price equal to the fair market value of a share of Parent common stock at the time of grant, which was $3.00. The vesting terms are similar to those granted to employees during fiscal year 2011. Finally, under the terms of Mr. Mitchell’s revised offer letter, he was awarded a grant of 50,000 RSUs on March 22, 2011, which vest equally on the first and second anniversaries of the grant date.

Mr. Ali’s Offer of Employment

Mr. Ali became an officer of the Company on July 13, 2009 and was appointed Senior Vice President, Corporate Business Development & Strategy. Under the terms of his offer of employment, Mr. Ali’s initial annual base salary was $430,000 and his annual target award under the Avaya STIP was 75% of his annual base salary. In addition he received a cash sign-on bonus payment of $225,000 in December 2009 and additional cash sign-on bonus payments of $275,000 payable in three equal installments in each of May 2010, November 2010 and May 2011. The amount paid in December 2009 required repayment to the Company if Mr. Ali terminated his employment for any reason or if the Company terminated his employment for cause, in either case within 12 months following his date of hire. The repayment amount would have been prorated based on the number of months employed in the 12 month period following payment.

As part of the offer of employment, Mr. Ali was awarded 750,000 stock options pursuant to the 2007 Plan. The grant was comprised of time-based stock options and MoM stock options, weighted 65% and 35%, respectively, having an exercise price equal to the fair market value of a share of our common stock at the time of grant, which was $3.00. The vesting terms are similar to those granted generally to employees who receive stock options. Also as part of the employment offer, Mr. Ali received a secondary stock option award of 250,000 stock options, weighted 65% time based and 35% MoM based. The secondary award included time based options vesting 20% on the close of the NES acquisition and 20% annually thereafter. For additional information please see “Elements of Executive Officer Compensation—Long Term Incentives—Fiscal Year 2011 Awards.”

As noted above, the Compensation Committee approved a change to Mr. Ali’s base salary to $440,750 effective in January 2011. Additionally, in connection with his appointment as Senior Vice President and President, Avaya Client Services, effective April 15, 2011, Mr. Ali’s annual base salary was changed to $500,000 and his annual target award under the STIP was adjusted from 75% to 80%.

Change in Control Agreements

Certain executive officers of the Company are parties to agreements providing for severance benefits in the event of the termination of their employment following a change in control of the Company. The agreements were entered into prior to the Merger and at a time when the Company was publicly traded to provide assurances that, in the event a change in control transaction was contemplated, these executive officers would negotiate and conduct the underlying transaction smoothly and efficiently, without concern that their positions and their financial livelihoods may be in jeopardy. None of the Named Executive Officers are parties to these agreements.

Involuntary Separation Plan

The Avaya Inc. Involuntary Separation Plan for Senior Officers, amended and restated as of February 1, 2009, is designed to provide a specific payment and certain benefit enhancements to eligible executive officers of the Company and its affiliated companies and subsidiaries, including the Named Executive Officers, in the event that their employment is involuntarily terminated under certain conditions. Eligible executive officers include the CEO and all executive officers elected by the Company’s board of directors at a level above Vice President who are designated “At Risk” under the Avaya Force Management Program Guidelines. For a description of the potential amounts that could be received by each of the Named Executive Officers assuming an involuntary separation had occurred as of September 30, 2011, please see the section below titled “Potential Payments on Occurrence of Change in Control and Other Events.”

Fiscal year 2012 Actions and Changes to Compensation

Following the conclusion of fiscal 2011, the Compensation Committee approved changes to certain executive officer compensation arrangements, including those for certain Named Executive Officers, effective January 1, 2012. On December 5, 2011, the Compensation Committee increased the salaries of Messrs. Chirico, Massetti and Ali from $625,000, $564,000 and $500,000 to $640,000, $585,000 and $525,000, respectively. The increases were made in recognition of their respective contribution during fiscal 2011 and following a review of benchmark data of peer companies and survey data.

2012 Sales Incentive Program

On December 5, 2011, the Compensation Committee approved a plan to provide incentives to certain executive officers of the Company, including Thomas G. Mitchell and J. Joel Hackney, Jr., to continue to grow revenue in fiscal year 2012 (the “2012 Sales Incentive Program”). Under the terms of the 2012 Sales Incentive Program, effective December 6, 2011 each program participant has been granted the conditional right to receive a number of restricted stock units, or RSUs, under Parent’s 2007 Plan upon the achievement of certain revenue objectives. All RSUs awarded under the 2012 Sales Incentive Program are based upon the fair market value of Parent’s common stock on December 6, 2011, the date of grant, which was $4.40 per share.

The number of RSUs that a participating employee in the 2012 Sales Incentive Program will have the right to receive (subject to vesting requirements and the other terms and conditions of the applicable award agreement) will be determined based upon achievement of both of the following: (i) revenue targets for specific sales territories/divisions/product houses (each, a “Performance Gateway”) and (ii) an overall revenue target for the Company. For each of Messrs. Mitchell and Hackney, achievement of three of five specified Performance Gateways will result in an award of 50% of his opportunity and achievement of all five specified Performance Gateways will result in an award of 100% of his opportunity. Achievement of targets under the 2012 Sales Incentive Program will be measured twice in fiscal year 2012, with a participating employee being able to earn half of his total opportunity based on results for the first half of fiscal year 2012 and the second half of his total opportunity based on results for the second half of fiscal year 2012. All RSU awards granted under the 2012 Sales Incentive Program will vest on December 6, 2013 for each program participant who achieves the performance objectives. Mr. Mitchell has been awarded the opportunity to receive up to 45,455 RSUs under the

2012 Sales Incentive Program and Mr. Hackney has been awarded the opportunity to receive up to 56,818 RSUs under the 2012 Sales Incentive Program. The form of RSU award agreement applicable to the 2012 Sales Incentive Program is attached to this report as Exhibit 10.28.

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

Summary Compensation Table

The following table sets forth the compensation earned by the Company’s Named Executive Officers for services rendered in all capacities to the Company and its subsidiaries for the fiscal years indicated. The Company’s Named Executive Officers for fiscal year 2011 include our Chief Executive Officer, Chief Financial Officer and our three most highly compensated executive officers in fiscal year 2011 other than the Chief Executive Officer and Chief Financial Officer.

Name	Year	Salary ($) (6)	Bonus ($) (7)	Stock Awards ($) (8)	Option Awards ($) (8)	Non-Equity Incent. Plan Comp ($) (9)	Change in Pension Value ($) (10)	All Other Comp. ($) (11)	Total ($)
Kevin J. Kennedy (1)	2011	$1,250,000	$—	$—	$—	$2,584,227	$—	$25,112	$3,859,339
President and Chief Executive Officer	2010	$1,153,846	$—	$—	$903,500	$44,363	$—	$507,637	$2,609,345
	2009	$965,754	$850,000	$4,000,000	$8,164,063	$965,754	$—	$594,843	$15,540,414

Anthony J. Massetti (2)	2011	$560,313	$850,000	$—	$—	$914,357	$—	$66,924	$2,391,593
SVP and Chief Financial Officer	2010	$489,198	$375,000	$1,950,000	$1,129,375	$12,635	$—	$67,858	$4,024,066

James M. Chirico, Jr. (3)	2011	$625,000	$2,100,000	$—	$—	$1,326,508	$—	$106,750	$4,158,258
EVP, Business Operations	2010	$559,615	$300,000	$225,000	$517,400	$14,546	$—	$125,642	$1,742,203
	2009	$558,333	$1,500,000	$—	$408,203	$—	$—	$285,558	$2,752,094

Thomas G. Mitchell (4)	2011	$475,000	$503,250	$150,000	$754,650	$298,533	$—	$2,960	$2,184,393
SVP, SME and Avaya Go to Market

Mohamad S. Ali (5)	2011	$462,750	$258,333	$—	$248,300	$873,700	$—	$5,601	$1,848,685
SVP & President, Avaya Client Services

(1)	Mr. Kennedy was elected President and Chief Executive Officer effective December 22, 2008. His salary for fiscal year 2009 is prorated for the number of days he was employed during the year.
(2)	Mr. Massetti was elected Senior Vice President and Chief Financial Officer effective October 26, 2009. His salary for fiscal year 2010 is prorated for the number of days he was employed during the year.
(3)	Mr. Chirico was named Executive Vice President, Business Operations on June 14, 2010. He formerly held the title of Senior Vice President and Chief Restructure Officer and President, Operations. His salary for fiscal year 2010 reflects an adjustment to his base salary effective July 1, 2010, in connection with his change in title.
(4)	Mr. Mitchell joined the Company as Senior Vice President, Channel Integration on May 3, 2010 and was subsequently named Senior Vice President, SME and Avaya Go to Market effective April 1, 2011, when his base salary was adjusted from $450,000 to $500,000. His salary for fiscal year 2011 reflects an adjustment to his base salary in connection with his change in title.
(5)	Mr. Ali joined the Company as Senior Vice President, Corporate Development & Strategy on July 13, 2009. He was subsequently appointed Senior Vice President and President, Avaya Client Services, effective April 15, 2011. The salary amount indicated is prorated to reflect his salary adjustments during fiscal year 2011 as described under “—Elements of Executive Officer Compensation—Base Salaries.”
(6)	Reflects the impact of participation in the Company’s mandatory two-week furlough program for all employees (except to the extent prohibited by local law, in which case participation was voluntary), for 2009 and 2010, where applicable. Had these individuals not participated in the program, base salaries in fiscal year 2010 for Messrs. Kennedy, Massetti and Chirico would have been as set forth above under “—Elements of Executive Officer Compensation—Base Salaries.”

(7)	The following table represents a detailed view of bonus payments received by each of the Named Executive Officers pursuant to offers of employment and retention:

Name	Year	NES Acquisition Retention (A)	Sign-On Payments (B)	Special Retention Arrangement	Bonus Pursuant to Employment Offer	Q4 2009 Recognition (C)	Total Bonus
Kevin J. Kennedy	2011	—	—	—	—	—	$0
	2010	—	—	—	—	—	$0
	2009	—	$850,000	—	—	—	$850,000

Anthony J. Massetti	2011	$100,000	$750,000	—	—	—	$850,000
	2010	—	$375,000	—	—	—	$375,000

James M. Chirico, Jr.	2011	$100,000	—	$2,000,000	—	—	$2,100,000
	2010	—	—	$300,000	—	—	$300,000
	2009	—	—	$1,300,000	—	$200,000	$1,500,000

Thomas G. Mitchell	2011	—	—	—	$503,250	—	$503,250

Mohamad S. Ali	2011	$75,000	$183,333	—	—	—	$258,333

(A)	Reflects the first of two installments received in connection with the cash bonus program adopted to retain employees assisting with the integration of NES. Please see “—Executive Officer Compensation—Short-Term Incentives—Additional Cash Payments.”
(B)	Includes a transition bonus for Mr. Kennedy. Please see “—Employment, Change in Control and Separation Arrangements—Mr. Kennedy’s Employment Agreement”, “—Employment, Change in Control and Separation Arrangements—Mr. Massetti’s Offer of Employment” and “—Employment, Change in Control and Separation Arrangements—Mr. Ali’s Offer of Employment” for more information.
(C)	Payment made under a recognition program related to the Company’s performance specific to the fourth quarter of fiscal year 2009.
(8)	Amounts indicated for the “Stock Awards” and “Option Awards” columns represent the aggregate grant date fair value of the awards during the respective years as calculated in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation,” or ASC 718, without regard to forfeiture assumption. For more information regarding the valuation of stock-based awards (including assumptions made in such valuation), refer to Note 14, “Share-based Compensation,” to our audited consolidated financial statements included elsewhere in this report.

Not included in fiscal year 2011 are any amounts attributable to MoM stock options as it is not possible to determine if the performance condition (e.g., sale or initial public offering of the Company) will be satisfied until such event actually occurs. Assuming the highest level of achievement, the aggregate grant date fair value for such awards made to Messrs. Mitchell and Ali during fiscal year 2011 would have been $434,700 and $168,000, respectively.

Included in fiscal year 2010 is the incremental fair value of the replacement options received under the stock option exchange program as calculated in accordance with ASC 718. Not included in fiscal year 2010 are any amounts attributable to MoM stock options as it is not possible to determine if the performance condition (e.g., sale or initial public offering of the Company) will be satisfied until such event actually occurs. Assuming the highest level of achievement, the aggregate grant date fair value for such awards for Messrs. Kennedy, Massetti and Chirico would be $3,240,720, $675,150 and $891,198, respectively. For MoM stock option awards issued in the stock option exchange program, the highest level of achievement represents the new awards’ full fair value at the date of issuance as the old awards were not expected to vest under their vesting conditions at the date the stock option exchange offer was completed.

Not included in fiscal year 2009 are any amounts attributable to the MoM stock options as it is not possible to determine if the performance condition (e.g., sale or initial public offering of the Company) will be satisfied until such event actually occurs. Included in the fiscal year 2009 amounts is the fair value at the date of grant of EBITDA options for which achievement of the annual or cumulative targets was considered probable as of that date. Not included in fiscal year 2009 are any amounts for those EBITDA options as to which the achievement of the annual and cumulative targets was considered less than probable as of that date. Assuming the highest level of achievement, the aggregate grant date fair value for the MoM awards for Messrs. Kennedy and Chirico would be $1,828,750 and $91,438, respectively, and the aggregate grant date fair value for the EBITDA awards would be $1,828,750 and $91,438, respectively. Please see the tables named “Outstanding Equity Awards at Fiscal Year End” and “Grants of Plan-Based Awards” for further information.

Please note that the amounts shown for fiscal year 2009 differ from those amounts previously disclosed for fiscal year 2009 in the Company’s registration statement on Form S-4 (registration no. 333-163998). This is because SEC disclosure rules at that time required that we present stock award information based on the amount recognized during the fiscal year for financial statement reporting purposes in accordance with SFAS 123(R) (predecessor to ASC 718). However, recent changes in the SEC’s disclosure rules require that we now present the stock award amounts in this column using the grant date fair value. As a result, each Named Executive Officer’s total compensation amount for fiscal year 2009 also differs from amounts previously reported, if any.

(9)	Represents annual incentive award payments as discussed under “—Elements of Executive Compensation—Short-Term Incentives,” and, for fiscal 2011, the number includes allocations earned under “—Elements of Executive Compensation—Long Term Incentives—2011-2013 Performance Recognition Plan.” The amount for Mr. Kennedy fiscal year 2009 represents a guaranteed incentive award pursuant to his employment agreement. Please see “—Employment, Change in Control and Separation Arrangements—Mr. Kennedy’s Employment Agreement” for more information.

(10)	The Named Executive Officers did not receive any preferential earnings on compensation deferred on a basis that is not tax-qualified.
(11)	During fiscal year 2011, the Named Executive Officers received certain perquisites provided by or paid for by the Company pursuant to Company policies. Amounts may include benefit amounts associated with Company contributions to the ASPSE, the ASRP, life insurance premiums paid for by the Company and temporary housing expenses and relocation benefits. The Company also provided to certain executives a payment for purposes of tax gross-up on the temporary housing and relocation benefits.

Amounts paid by the Company during fiscal year 2011 in the “All Other Compensation” column are as follows:

Name	Year	Company Contributions to ASPSE	Company Contributions to ASRP	Insurance Premiums	Temp Housing & Relocation Benefits (A)	Temp Housing & Relocation Gross-Up (A)	Financial Counseling Services & Gross-Up (B)	Automobile Allowance (B)	Total “All Other Compensation”
Kevin J. Kennedy	2011	$6,125	—	$7,979	$10,144	$864	—	—	$25,112
	2010	—	—	$6,984	$498,267	$2,386	—	—	$507,637
	2009	$9,058	—	$5,293	$359,507	$208,385	—	$12,600	$594,843

Anthony J. Massetti	2011	$6,125	—	$2,294	$33,019	$25,486	—	—	$66,924
	2010	$1,613	—	$2,507	$49,861	$13,877	—	—	$67,858

James M. Chirico, Jr.	2011	$6,125	—	$2,960	$97,245	$420	—	—	$106,750
	2010	$1,425	—	$2,701	$104,511	$17,005	—	—	$125,642
	2009	$3,583	$25,465	$2,396	$131,913	$65,401	$40,000	$16,800	$285,558

Thomas G. Mitchell	2011	$—	—	$2,960	—	—	—	—	$2,960

Mohamad S. Ali	2011	$4,506	—	$1,095	—	—	—	—	$5,601

(A)	Represents amounts payable under the Company’s relocation policies in connection with offers of employment. The amount for Mr. Chirico for fiscal year 2011 is comprised of $40,227 of expenses paid by the Company for him to commute to his primary work office and $57,018 of temporary living expenses.
(B)	The Company did not provide benefits of financial counseling or automobile allowances for executive officers in fiscal 2011.

Grants of Plan-Based Awards in Fiscal Year 2011

The following table sets forth information concerning individual grants of stock options made under the 2007 Plan during fiscal year 2011 to each of the Named Executive Officers.

Name	Grant Date	Board Approval Date		Estimated Future Payouts Under Non- Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards			Exercise or Base Price of Option Awards (3)	Grant Date Fair Value of Stock and Option Awards (4)
				Threshold	Target	Maximum		Threshold	Target	Maximum
Kevin J. Kennedy	—	—		—	$1,484,375	$2,500,000	(1)	—	—		—	—
		12/22/10		$937,500	$1,250,000	$2,000,000	(2)	—	—	—	—	—

Anthony J. Massetti	—	—		—	$500,328	—	(1)	—	—	—	—	—
		12/22/10		$422,813	$563,750	$902,000	(2)	—	—	—	—	—

James M. Chirico, Jr.	—	—		—	$531,250	—	(1)	—	—	—	—	—
		12/22/10		$468,750	$625,000	$1,000,000	(2)	—	—	—	—	—

Thomas G. Mitchell	—	—		—	$200,000	—	(1)	—	—	—	—	—
		12/22/10		$125,000	$166,667	$266,667	(2)	—	—	—	—	—
	03/31/11	02/17/11	(5)	—	—	—		—	585,000	—	$3.00	$754,650
	03/31/11	02/17/11	(6)	—	—	—		157,500	315,000	—	$3.00	—
	03/31/11	02/17/11	(7)	—	—	—		—	50,000	—	—	$150,000

Mohamad S. Ali	—	—		—	$375,870	—	(1)	—	—	—	—	—
		12/22/10		$375,000	$500,000	$800,000	(2)	—	—	—	—	—
	06/23/11	06/23/11	(5)	—	—	—		—	130,000	—	$4.40	$248,300
	06/23/11	06/23/11	(6)					35,000	70,000	—	$4.40	—

(1)	Represents fiscal year 2011 target awards under the STIP. The maximum target amount for Mr. Kennedy’s STIP award reflects the fact that his employment agreement places a limit of 200% of his annual base salary on his total STIP award, if any. The STIP targets are prorated based on the detail provided under “—Elements of Executive Officer Compensation—Base Salaries” and “—Elements of Executive Officer Compensation—Short Term Incentives.”
(2)	Represents fiscal year 2011 threshold, target and maximum potential awards under the 2011 – 2013 EC Performance Recognition Plan. The 2011 – 2013 EC Performance Recognition Plan is discussed above within “—Elements of Executive Officer Compensation—Long Term Incentives.”
(3)	Under the terms of the 2007 Plan, the grant price for an award cannot be less than the fair market value of a share of our common stock on the date of grant. The exercise prices indicated represent the fair market value of our common stock on the applicable grant dates, as determined by the Compensation Committee, the administrator under the 2007 Plan.
(4)	Amounts shown represent the grant date fair value of each award as calculated in accordance with ASC 718, without regard to forfeiture assumptions. For more information regarding the valuation of stock-based awards (including assumptions made in such valuation), refer to Note 14, “Share-based Compensation,” to our audited consolidated financial statements included elsewhere in this report. Not included are any amounts attributable to MoM stock options as it is not possible to determine if the performance condition (e.g., sale or initial public offering of the Company) will be satisfied until such event actually occurs.
(5)	Represents time-based stock option awards vesting 25% annually until fully vested four years from the date of grant, or in the case of Mr. Ali 25% annually beginning on May 20, 2012.
(6)	Represents MoM stock options vesting 50% or 100% upon the achievement of certain returns on the Sponsors’ initial investment in the Company as described under “—Elements of Executive Officer Compensation—Long-Term Incentives—Stock Option Awards.”
(7)	Amounts represent awards of RSUs made to Mr. Mitchell in recognition of his increased role and responsibilities within the Company, as described above. The award becomes fully vested and non-forfeitable in equal installments on each of the first and second anniversaries of the date of grant.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding equity awards at the end of fiscal year 2011 for each of the Named Executive Officers:

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options # Exercisable (1)	Number of Securities Underlying Unexercised Options # Unexercisable	Equity Incentive Plan Awards : Number of Securities Underlying Unexercised Unearned Options (2)	Option Exercise Price	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That have Not Vested (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (4)
Kevin J. Kennedy	812,500	—	4,187,500	$3.00	11/17/19
	260,000	—	740,000	$3.00	11/19/19
						200,000	$2,000,000

Anthony J. Massetti	162,500	—	837,500	$3.00	11/19/19
	65,000	—	185,000	$3.00	11/19/19
						75,000	$975,000

James M. Chirico, Jr.	162,500	—	837,500	$3.00	11/17/19
	40,625	—	209,375	$3.00	11/17/19
	104,000	—	296,000	$3.00	11/19/19
						37,500	$165,000

Thomas G. Mitchell	—	—	900,000	$3.00	03/31/21
						50,000	$220,000

Mohamad S. Ali	121,875	—	628,125	$3.00	11/17/19
	65,000	—	185,000	$3.00	11/19/19
	—	—	200,000	$4.40	06/23/21

(1)	Represents the exercisable portion of stock options granted and outstanding.

(2)	The vesting dates for the stock option awards indicated are as follows:

Name	Original Stock Option Grant	Grant Date	Type Of Stock Option Award	Options Per Type	Vesting Description
Kevin J. Kennedy	5,000,000	11/17/09	Time-Based	3,250,000	25% annually (4 year full vest)
			MoM	1,750,000	50% or 100% on the achievement of certain returns on the Sponsors’ initial investment in us
	1,000,000	11/19/09	Time-Based	650,000	20% on 12/19/09; 20% annually thereafter (fully vested 12/19/13)
			MoM	350,000	50% or 100% on the achievement of certain returns on the Sponsors’ initial investment in us
Anthony J. Massetti	1,000,000	11/19/09	Time-Based	650,000	25% annually (4 year full vest)
			MoM	350,000	50% or 100% on the achievement of certain returns on the Sponsors’ initial investment in us
	250,000	11/19/09	Time-Based	162,500	20% on 12/19/09; 20% annually thereafter (fully vested 12/19/13)
			MoM	87,500	50% or 100% on the achievement of certain returns on the Sponsors’ initial investment in us
James M. Chirico, Jr.	1,000,000	11/17/09	Time-Based	650,000	25% annually (4 year full vest)
			MoM	350,000	50% or 100% on the achievement of certain returns on the Sponsors’ initial investment in us
	250,000	11/17/09	Time-Based	162,500	25% annually (4 year full vest)
			MoM	87,500	50% or 100% on the achievement of certain returns on the Sponsors’ initial investment in us
	400,000	11/19/09	Time-Based	260,000	20% on 12/19/09; 20% annually thereafter (fully vested 12/19/13)
			MoM	140,000	50% or 100% on the achievement of certain returns on the Sponsors’ initial investment in us
Thomas G. Mitchell	900,000	03/31/11	Time-Based	585,000	25% annually (4 year full vest)
			MoM	315,000	50% or 100% on the achievement of certain returns on the Sponsors’ initial investment in us
Mohamad S. Ali	750,000	11/17/09	Time-Based	487,500	25% annually (4 year full vest)
			MoM	262,500	50% or 100% on the achievement of certain returns on the Sponsors’ initial investment in us
	250,000	11/19/09	Time-Based	162,500	20% on 12/19/09; 20% annually thereafter (fully vested 12/19/13)
			MoM	87,500	50% or 100% on the achievement of certain returns on the Sponsors’ initial investment in us
	200,000	06/23/11	Time-Based	130,000	25% annually beginning on May 20, 2012
			MoM	70,000	50% or 100% on the achievement of certain returns on the Sponsors’ initial investment in us

(3)	Represents awards of RSUs made pursuant to Mr. Kennedy’s employment agreement, Mr. Massetti’s offer of employment and, in the case of Messrs. Chirico and Mitchell, recognition of their increased roles and responsibilities at the Company as discussed above. Please see “—Elements of Executive Officer Compensation—Base Salaries” for further detail. These awards vest as follows:

Name	RSU Award	Grant Date	RSUs Vested	RSUs Unvested	Vesting Description
Kevin J. Kennedy	400,000	12/22/08	200,000	200,000	25% Annually (4 years to full vest)

Anthony J. Massetti	150,000	11/19/09	75,000	75,000	50% on 11/19/10; 25% on each of 11/19/11 and 11/19/12

James M. Chirico, Jr.	75,000	07/01/10	37,500	37,500	50% Annually (2 years to full vest)

Thomas G. Mitchell	50,000	03/31/11	—	50,000	50% Annually (2 years to full vest)

(4)	Determined using the fair market value of our common stock on the last day of the fiscal year, which was $4.40 per share, except in the case of Mr. Kennedy and Mr. Massetti, who have the right under certain circumstances to require us to repurchase issued shares from the vesting of their RSU awards at a predetermined price—$10 per share in the case of Mr. Kennedy and $13 per share in the case of Mr. Massetti (please see “—Employment, Change in Control and Separation Agreements” for further details).

Options Exercised and Stock Vested

During fiscal year 2011, there were no exercises of stock options by any of the Named Executive Officers. The following table sets forth the vesting of RSU awards in fiscal year 2011:

	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting		Value Realized on Vesting (4)
Kevin J. Kennedy	—	$—	100,000	(1)	$—
Anthony J. Massetti	—	—	75,000	(2)	—
James M. Chirico, Jr.	—	—	37,500	(3)	—
Thomas G. Mitchell	—	—	—		—
Mohamad S. Ali	—	—	—		—

(1)	Represents shares subject to an RSU award granted to Mr. Kennedy pursuant to his employment agreement, the receipt of which shares has been deferred. The shares will be delivered on, or within thirty (30) days before or after, the earliest to occur of the following: (i) a “change in control event,” (ii) December 22, 2012, (iii) Mr. Kennedy’s termination by the Company without “cause” or (iv) Mr. Kennedy’s voluntary termination of employment for “good reason” (with each term having the meaning assigned to it in his RSU award agreement and the 2007 Plan). The amount that vested represents the second of four equal vesting installments of this award of RSUs (see “Outstanding Equity Awards at Fiscal Year End” above for more information).
(2)	Represents shares subject to an RSU award granted to Mr. Massetti pursuant to his offer of employment, the receipt of which shares has been deferred. The shares will be delivered on, or within thirty (30) days before or after, the earliest to occur of the following: (i) a “change in control event,” (ii) November 19, 2014, (iii) Mr. Massetti’s termination by the Company without “cause” or (iv) Mr. Massetti’s voluntary termination of employment for “good reason” (with each term having the meaning assigned to it in his RSU award agreement and the 2007 Plan). The amount that vested represents the first of three vesting installments of this award of RSUs (see “Outstanding Equity Awards at Fiscal Year End” above for more information).
(3)	Represents shares subject to an RSU award granted to Mr. Chirico, the receipt of which shares has been deferred. The shares will be delivered on, or within thirty (30) days before or after, the earliest to occur of the following: (i) a “change in control event,” (ii) July 1, 2015, (iii) Mr. Chirico’s death or disability, (iv) Mr. Chirico’s termination by the Company without “cause” or (v) Mr. Chirico’s voluntary termination of employment for “good reason” (with each term having the meaning assigned to it in his RSU award agreement and the 2007 Plan). This amount represents 50% of the shares subject to this award of RSUs.
(4)	As noted above, the receipt of shares subject to each of these RSU awards has been deferred. Had the shares been delivered to the recipients on vesting, the value realized by each individual per share would have been $3.00 for each of Messrs. Kennedy and Massetti, and $4.40 for Mr. Chirico, which was the fair market value of one share of our common stock on each of their respective vesting dates. The value realized by each of Messrs. Kennedy, Massetti and Chirico would have been $300,000, $225,000 and $165,000, respectively. Mr. Kennedy and Mr. Massetti also maintain the right under certain circumstances to require us to repurchase issued shares from the vesting of their RSU awards at a predetermined price of $10 per share for Mr. Kennedy and $13 per share for Mr. Massetti (please see “—Employment, Change in Control and Separation Agreements—Mr. Kennedy’s Employment Agreement,” and “—Mr. Massetti’s Employment Agreement” for further details).

Nonqualified Deferred Compensation

The table below sets forth information concerning all nonqualified deferred compensation earned by each of the Named Executive Officers during fiscal year 2011.

All information represents data from the ASRP, a nonqualified defined contribution plan designed to restore lost tax-deferred savings opportunities for executives unavailable under the ASPSE, the Company’s qualified savings plan, due to Code limitations. Executives may contribute from 1-25% of eligible compensation (including base pay, short-term disability payments, short-term incentive compensation and marketing/sales compensation paid after the executive reaches the maximum contribution and/or compensation limit established by the Code). Effective March 1, 2009 and through the end of fiscal year 2011, the Company suspended matching contributions to this plan. Earnings are based on the individual fund allocations selected by each participant from among the variety of different investment fund choices available; investment elections can be changed daily, subject to certain funds’ trading restrictions.

Name	Executive Contributions in the Last Fiscal Year	Registrant Contributions in the Last Fiscal Year	Aggregate Earnings in the Last Fiscal Year	Aggregate Withdrawals / Distributions in the Last Fiscal Year	Aggregate Balance at the Last Fiscal Year End (1)
Kevin J. Kennedy	$50,764	—	$7,491	—	$166,805
Anthony J. Massetti	—	—	—	—	—
James M. Chirico, Jr.	$28,653	—	($2,314)	—	$142,654	(2)
Thomas G. Mitchell	—	—	—	—	—
Mohamad S. Ali	—	—	—	—	—

(1)	Amounts reported as Aggregate Balances reflect the account balances as of September 30, 2011. Effective January 1, 2009 all company contributions became fully vested, therefore all participants were vested as of September 30, 2011.
(2)	Of the amount indicated, $25,465 previously was reported as compensation to Mr. Chirico in fiscal year 2009 in the Summary Compensation Table included in Avaya Inc.’s registration statement on Form S-4 (registration no. 333-163998).

Potential Payments on Occurrence of Change of Control and Other Events

General

The sections below indicate amounts that could have been received by each of the Named Executive Officers following, or in connection with, involuntary separation and resignation/retirement. The sections assume that the triggering event happened as of September 30, 2011. It should be noted that each of the sections below represents the various amounts that could have been received by the Named Executive Officers under alternative scenarios, and they are not cumulative in nature.

Involuntary Separation

Cash and Benefits

During fiscal year 2011, the Named Executive Officers, were participants under the Avaya Inc. Involuntary Separation Plan for Senior Officers, or the Senior Officer Plan. The Plan is designed to provide a specific payment and certain benefit enhancements to eligible “Senior Officers” of Avaya and its affiliated companies and subsidiaries in the event that their employment is involuntarily terminated under certain conditions.

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

In the event that a Senior Officer (other than Mr. Kennedy) is terminated by the Company other than for “cause,” that Senior Officer is entitled to receive under the Senior Officer Plan, upon executing a termination agreement and release, 100% of final annual base salary, along with certain other benefits to continue for a period of time post-termination of employment, including certain medical benefits as prescribed by applicable law, and outplacement services. With respect to Mr. Kennedy, the terms of his employment agreement provide that his involuntary termination would be governed by the same plan, but he would be entitled to 200% of his base salary plus 200% of his target STIP award for the year of termination, in addition to the other benefits offered generally to Senior Officers under the Senior Officer Plan.

The table below represents amounts that could have been received by each of the Named Executive Officers as of September 30, 2011, assuming an involuntary separation occurred on that date.

Name	Cash Payment Based on Salary (1)	Cash Payment Based on Target Bonus (2)	Outplacement Services (3)	Total
Kevin J. Kennedy	$2,500,000	$3,125,000	$10,000	$5,635,000
Anthony J. Massetti	563,750	507,375	10,000	1,081,125
James M. Chirico, Jr.	625,000	531,250	10,000	1,166,250
Thomas G. Mitchell	500,000	400,000	10,000	910,000
Mohamad S. Ali	500,000	400,000	10,000	910,000

(1)	Amounts represent two times annual base salary for Mr. Kennedy, and one times annual base salary for each of Messrs. Massetti, Chirico, Mitchell and Ali, each as of September 30, 2011.

(2)	Amount for Mr. Kennedy is equal to two times his target STIP award as per his employment agreement. Amounts indicated for Named Executive Officers other than Mr. Kennedy assume that the last date of employment was September 30, 2011 and that the Company paid STIP at target. Amounts are reflective of total target STIP opportunity for the fiscal year, regardless of actual results for fiscal 2011 as set forth above under “—Elements of Executive Officer Compensation—Short Term Incentives.”
(3)	Represents an estimated cost to the Company for outplacement services based upon historical experience.

Stock Options

Termination without Cause (Outside of the Change in Control Context)

If an employee is terminated without “cause,” generally there would be an acceleration of vesting of time-based stock options as follows: one quarter of the shares that otherwise would have vested at the end of the vesting year had the termination not occurred will vest for each partial or full quarter in which the optionee was employed during that vesting year. “Vesting year” means a twelve-month period beginning on the date of grant or an anniversary of the date of grant, as applicable, and ending on the first anniversary of such beginning date. There would be no acceleration of vesting of MoM stock options.

Generally, the employee would have 90 days post-termination of employment to exercise any vested stock options, and any unvested stock options would be forfeited as of the date of termination. However, Mr. Kennedy’s employment agreement would allow him 12 months, and not 90 days, to exercise his vested stock options in such an event. Had each of Messrs. Kennedy, Massetti, Chirico, Mitchell and Ali been involuntarily terminated without cause as of September 30, 2011, they would have 942,500, 195,000, 255,125, 73,125 and 186,875 stock options, respectively, for which vesting would be accelerated. As the fair market value of a share of our common stock on September 30, 2011 was $4.40, and the exercise price of each option held by the Named Executive Officers was $3.00, with the exception of one award for Mr. Ali having an exercise price of $4.40, the value of the accelerated options for Messrs. Kennedy, Massetti, Chirico, Mitchell and Ali would have been $1,319,500, $273,000, $357,175, $102,375 and $216,125, respectively.

Termination without Cause (Change in Control Context)

Stock option award agreements also contain certain provisions that are triggered upon a change in control. Under the 2007 Plan, “change in control” is defined to mean the acquisition by a person or group of at least forty percent (40%) of the issued and outstanding shares of common stock or securities representing at least forty percent (40%) of the voting power of Avaya Holdings Corp.

With respect to time-based stock options, if an employee is terminated without cause within one-year following a change in control, then, unless the stock option has been terminated, exercised or exchanged for other current or deferred cash or property in connection with the change in control, the time-based stock option is treated as having vested in full immediately prior to such termination of employment. There would be no acceleration of vesting of MoM stock options.

Generally, a terminated employee would have 90 days post-termination of employment to exercise any of such vested time-based stock options. Mr. Kennedy’s employment agreement would allow him 12 months to exercise all of his stock options, including any vested MoM stock options, in such an event. Messrs. Kennedy, Massetti, Chirico, Mitchell and Ali would have 2,827,500, 585,000, 765,375, 585,000, and 593,125 stock options, respectively, for which vesting would be accelerated upon termination following a change in control as of September 30, 2011. As the fair market value of a share of our common stock on September 30, 2011 was $4.40, and the exercise price of each option held by the Named Executive Officers was $3.00, with the exception of one award for Mr. Ali having an exercise price of $4.40, the value of the accelerated options for Messrs. Kennedy, Massetti, Chirico, Mitchell and Ali would have been $3,958,500, $819,000, $1,071,525, $819,000 and $648,375, respectively.

Restricted Stock Units

RSU awards issued under the 2007 Plan generally provide for accelerated vesting upon termination without “cause” or upon a termination following a change in control. Had a termination occurred on September 30, 2011, the unvested RSUs granted to each of Messrs. Kennedy, Massetti, Chirico and Mitchell representing 200,000, 75,000, 37,500 and 50,000 shares, respectively, would have vested on an accelerated basis. Using the fair market value of a share of our common stock on September 30, 2011 of $4.40, the value of accelerated RSUs for each of those individuals would be $880,000, $330,000, $165,000 and $220,000, respectively. In addition to the acceleration of RSUs noted, to the extent that receipt of shares underlying previously vested RSUs has been deferred, those shares would also be distributed upon termination without “cause.” With respect to each of the shares previously vested and deferred for Messrs. Kennedy, Massetti and Chirico of 200,000, 75,000 and 87,500, respectively, the value as of September 30, 2011 would have been $880,000, $330,000 and $385,000, respectively. Pursuant to Mr. Kennedy’s employment agreement and Mr. Massetti’s offer of employment, each has the right to require us to repurchase shares issued upon the vesting of their initial awards of RSUs at $10 and $13 per share, respectively, under certain circumstances (see “—Employment, Change in Control and Separation Agreements” for further details). If those provisions had been invoked in the circumstances described above, Mr. Kennedy and Mr. Massetti would have received $4 million and $1.95 million, respectively, for their initial awards of 400,000 and 150,000 RSUs, respectively.

Resignation/Retirement

Cash and Benefits

Mr. Kennedy’s employment agreement provides that, in the event he resigns for “good reason,” he would be entitled to receive the same amount as set forth under “Involuntary Separation—Cash and Benefits” above. Under the agreement, “good reason” means: a material reduction by the Company in his base salary; a material breach of the agreement by the Company which shall include a material reduction or material negative change by the Company in the type or level of compensation and benefits (other than base salary) to which he is entitled under the agreement, other than any such reduction or change that is part of and consistent with a general reduction or change applicable to all senior officers of the Company; a material failure by the Company to pay or provide to him any compensation or benefits to which he is entitled; a change in Mr. Kennedy’s status, positions, titles, offices or responsibilities that constitutes a material and adverse change from his status, positions, titles, offices or responsibilities as in effect immediately before such change; the assignment to him of any duties or responsibilities that are materially and adversely inconsistent with his status, positions, titles, offices or responsibilities as in effect immediately before such assignment; any removal of Mr. Kennedy from or failure to reappoint or reelect him to any of such positions, titles or offices; the Company changing the location of its principal executive offices to a location more than 50 miles from its current principal office; any material breach by us or the Company of the agreement or any other agreement between us or Avaya Inc. and Mr. Kennedy incorporated by reference in the agreement; or the provision of notice by Avaya Inc. of its intention not to renew the agreement.

In all other contexts, upon resignation or retirement, there would be no continuation of benefits (other than certain medical benefits as prescribed by applicable law) and no additional payments made under any of the Company’s defined contribution (qualified and nonqualified) plans to any of the Named Executive Officers, other than as set forth under the “Nonqualified Deferred Compensation Plans” table.

Equity Awards

Generally, each of the Named Executive Officers has up to 30 days subsequent to a resignation to exercise vested stock options, and any unvested stock options as of the date of termination of employment are forfeited. If the resignation is for “good reason” (as defined in the 2007 Plan), then each of the Named Executive Officers would have 90 days from the date of such termination to exercise any vested stock options. However, Mr. Kennedy’s employment agreement provides that, with respect to his stock option awards, he would have 12 months, and not 90 days, following his termination of employment to exercise those stock options.

In addition, with respect to time-based stock options, if the resignation is for “good reason” and it occurs within one-year following a change in control (as defined under the 2007 Plan), then, unless the time-based stock option has been terminated, exercised or exchanged for other current or deferred cash or property in connection with the change in control, the time-based stock option is treated as having vested in full immediately prior to such termination of employment. For a summary of the time-based stock options held by each of the Named Executive Officers, please see “Outstanding Equity Awards at Fiscal Year-End.” The number and value of the shares accelerated on resignation for “good reason” is identical to the section above labeled “Termination without Cause (Change in Control Context).”

Confidentiality; Non-Compete; Non-Solicitation; Recoupment of Profits

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

Director Compensation

No director received compensation from us for service on the board of directors during the fiscal year ended September 30, 2011.

In August 2011, Parent implemented a non-affiliated director compensation program in which independent directors will receive an initial grant of restricted stock units with a market value of $200,000 upon joining the board of directors and an annual retainer of $100,000 in cash (which shall be reduced to $80,000 at such time as we have at least three independent directors on our board of directors) plus restricted stock units with a market value of $150,000. Each independent director who serves on the Audit Committee, Compensation Committee and Nominating and Governance Committee will receive an additional $10,000 as part of his annual retainer in lieu of meeting attendance fees. The Audit Committee Chairperson will receive an additional $20,000 as part of his annual retainer and each of the Compensation Committee Chairperson and the Nominating and Governance Committee Chairperson will receive an additional $15,000 as part of his annual retainer. Eligible directors may elect to receive their cash retainers in the form of restricted stock units, provided that at least 50% of their aggregate annual compensation must be in the form of restricted stock units. Each restricted stock unit granted under the director compensation program will vest immediately upon issuance and be distributed to a director upon his or her resignation or removal from the board of directors. The market value of all restricted stock units granted under the director compensation program will be established based on the closing price of a share of the Parent’s common stock on the date prior to the date on which such director is elected or appointed to serve.

In December 2011, Parent and the Company appointed Mr. Gary Smith as an independent director to serve on their respective boards of directors and on Parent’s Audit and Compensation Committees. Upon his election, he received an initial grant of 79,546 restricted stock units, representing an inaugural grant of 45,455 restricted stock units and an annual equity grant of 34,091 restricted stock units. In addition, of his total annual retainer worth $120,000, based on his service on the board and his appointment as a member of the Audit and Compensation Committees, Mr. Smith elected to receive that retainer $60,000 in cash and $60,000 in restricted stock units (equaling 13,636 restricted stock units). All restricted stock units were awarded to Mr. Smith based upon the fair market value of Parent’s common stock on December 6, 2011, the date of grant, which was $4.40 per share. The restricted stock units were granted pursuant to the terms of the 2007 Plan and were fully vested on the date of grant. The shares underlying the restricted stock units will not be distributed to him until his resignation or removal from the board of directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

All of Avaya’s outstanding stock is owned by Avaya Holdings Corp., our Parent. The following table sets forth certain information with respect to the beneficial ownership of our Parent’s common stock at November 1, 2011 for:

•	each person whom we know beneficially owns more than five percent of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC.

The percentage of common stock beneficially owned by each person is based on 487,403,082 shares of common stock outstanding as of November 1, 2011. Shares of common stock that may be acquired within 60 days following November 1, 2011 pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such holder but are not deemed to be outstanding for computing the percentage ownership of any other person shown in the table. Beneficial ownership representing less than one percent is denoted with an “*.”

Name	Common Stock of Avaya Holdings Corp. Beneficially Owned	Percentage of Outstanding Shares Beneficially Owned
Silver Lake Funds and affiliates (1)	403,457,030	72.3%
TPG Funds and affiliates (2)	403,457,030	72.3%
Mohamad S. Ali (3)	341,250	*
James M. Chirico, Jr. (3)(4)	649,750	*
Kevin J. Kennedy (3)(4)	2,643,947	*
Anthony J. Massetti (3)(4)	535,000	*
Thomas G. Mitchell	—	*
Eugene J. Frantz (2)(5)	—	*
Charles H. Giancarlo (1)(3)(6)	162,500	*
Afshin Mohebbi (2)(7)	—	*
Greg K. Mondre (1)(8)	—	*
Kevin B. Rollins (2)(9)	—	*
David J. Roux (1)(10)	—	*
Gary B. Smith (4)	93,182	*
Directors and executive officers as a group, including those named above (21 Persons) (3)(4)(5)(6)(7)(8)(9)(10)	8,200,256	1.7%

(1)	The shares of our Parent’s common stock that are attributed to Silver Lake Funds (as defined below) and affiliates consist of an aggregate of 332,450,000 shares of our Parent’s common stock and 71,007,030 warrants to purchase shares of our Parent’s common stock. The warrants have an exercise price of $3.25 per share and are exercisable at any time prior to December 18, 2019. Excluding warrants, the shares of our Parent’s common stock that are attributed to Silver Lake Funds and affiliates represent 68.2% of all shares of our Parent’s common stock outstanding as of November 1, 2011. In addition, funds affiliated with Silver Lake own an aggregate of 38,864.13 shares of our Parent’s non-voting Series A Preferred Stock (representing 31.1% of the issued and outstanding shares of Series A Preferred Stock) that are not convertible into our Parent’s common stock and are excluded from the table above. The warrants and the Series A Preferred Stock were issued in connection with the financing of the NES acquisition (see Note 9, “Financing Arrangements,” to our consolidated financial statements for more information).

The shares of common stock and warrants (rounded to the nearest whole share) that are attributed to the Silver Lake Funds and their affiliates in this table represent direct holdings by the following entities:

	Common Stock	Warrants
Silver Lake Partners II, L.P., or SLP II	39,815,641	7,695,824
Silver Lake Partners III, L.P., or SLP III	109,624,955	21,189,020
Silver Lake Technology Investors II, L.P., or SLTI II	184,359	35,634
Silver Lake Technology Investors III, L.P., or SLTI III	375,045	72,491
Total fractional shares held by SLP II, SLP III, SLTI II and SLTI III	—	1
Sierra Co-Invest, LLC, or Sierra Co-Invest	182,450,000	—
Sierra Co-Invest II, LLC, or Sierra Co-Invest II	—	42,014,060

Total	332,450,000	71,007,030

For ease of reference, we refer to SLP II, SLP III, SLTI II and SLTI III collectively as the Silver Lake Funds. The general partner of each of SLP II and SLTI II is Silver Lake Technology Associates II, L.L.C., whose managing member is Silver Lake Group, L.L.C. The general partner of each of SLP III and SLTI III is Silver Lake Technology Associates III, L.P., whose general partner is SLTA III (GP), L.L.C., whose managing member is Silver Lake Group, L.L.C.

The managing member of Sierra Co-Invest and Sierra Co-Invest II is Sierra Manager Co-Invest, LLC, or Sierra Manager. Pursuant to Sierra Manager’s limited liability company operating agreement, each of TPG GenPar V, L.P. and Silver Lake Technology Associates III, L.P. has the right to designate one of the two members of Sierra Manager’s management committee. Greg Mondre currently serves as Silver Lake’s designee.

The mailing address for Charles Giancarlo, Greg Mondre and David Roux and for each of the Silver Lake Funds and their direct and indirect general partners is c/o Silver Lake, 2775 Sand Hill Road, Suite 100, Menlo Park, CA 94025.

(2)	The shares of our Parent’s common stock that are attributed to the TPG Funds (as defined below) and affiliates in this table consist of an aggregate of 332,450,000 shares of our Parent’s common stock and 71,007,030 warrants to purchase shares of our Parent’s common stock. The warrants have an exercise price of $3.25 per share and are exercisable at any time prior to December 18, 2019. Excluding warrants, the shares of our Parent’s common stock that are attributed to the TPG Funds and affiliates represent 68.2% of all shares of our Parent’s common stock outstanding as of November 1, 2011. In addition, funds affiliated with TPG own an aggregate of 38,864.13 shares of our Parent’s non-voting Series A Preferred Stock (representing 31.1% of the issued and outstanding shares of Series A Preferred Stock) that are not convertible into common stock and are excluded from the table above. The warrants and the Series A Preferred Stock were issued in connection with the financing of the NES acquisition (see Note 9, “Financing Arrangements,” to our consolidated financial statements for more information).

The shares of our Parent’s common stock and warrants (rounded to the nearest whole share) that are attributed to TPG Partners V, L.P., a Delaware limited partnership, or Partners, TPG FOF V-A, L.P., a Delaware limited partnership, or FOF A, and TPG FOF V-B, L.P., a Delaware limited partnership, or FOF B, which, together with Partners and FOF A, are collectively referred to as the TPG Funds, and their affiliates in this table represent direct holdings by the following entities:

	Common Stock	Warrants
Partners	149,294,510	28,856,608
FOF A	390,556	75,489
FOF B	314,933	60,872
Total fractional shares held by Partners, FOF A and FOF B	1	1
Sierra Co-Invest	182,450,000	—
Sierra Co-Invest II	—	42,014,060

Total	332,450,000	71,007,030

The general partner of each of the TPG Funds is TPG GenPar V, L.P., a Delaware limited partnership, or GenPar, whose general partner is TPG GenPar V Advisors, LLC, a Delaware limited liability company, or GenPar Advisors, whose sole member is TPG Holdings I, L.P., a Delaware limited partnership, or Holdings I, whose general partner is TPG Holdings I-A, LLC, a Delaware limited liability company, or Holdings I GP, whose sole member is TPG Group Holdings (SBS), L.P., a Delaware limited partnership, or Group Holdings, whose general partner is TPG Group Holdings (SBS) Advisors, Inc., a Delaware corporation, or Group Advisors, which, together with the TPG Funds, GenPar, GenPar Advisors, Holdings I, Holdings I GP and Group Holdings we collectively refer to as the TPG Entities). The managing member of Sierra Co-Invest and Sierra Co-Invest II is Sierra Manager. Pursuant to the Sierra Manager’s limited liability company operating agreement, each of GenPar and Silver Lake Technology Associates III, L.P. has the right to designate one of the two members of the management committee of Sierra Manager. Eugene Frantz currently serves as GenPar’s designee.

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

(3)	Includes beneficial ownership of the following numbers of shares of Parent common stock that may be acquired within 60 days of November 1, 2011 pursuant to stock options (inclusive of Continuation Options):

• Mohamed S. Ali	341,250	• Anthony J. Massetti	422,500

• James M. Chirico, Jr.	562,250	• Charles H. Giancarlo	162,500

• Kevin J. Kennedy	2,015,000	• Directors and executive officers as a group	6,034,250

(4)	Includes ownership of the following numbers of shares of Parent common stock underlying RSUs that have vested or that may vest within 60 days of November 1, 2011 for which receipt has been deferred such that, absent an event triggering issuance of the shares in accordance with the terms of the award agreement under which the RSUs were issued, the shares would not be received within 60 days of November 1, 2011 (inclusive of Continuation Units).

• James M. Chirico, Jr.	87,500	• Anthony J. Massetti	112,500

• Kevin J. Kennedy	300,000	• Directors and executive officers as a group	793,182

• Gary B. Smith	93,182

(5)	Mr. Frantz is (a) a member of the management committee of Sierra Manager and (b) a partner of TPG Capital, L.P., an affiliate of the TPG Entities. Given the relationships described in Footnote (2) above, he may be deemed to have shared voting or dispositive power over the 182,450,000 shares of our Parent’s common stock that Sierra Co-Invest holds directly as well as the 42,014,060 warrants exercisable for our Parent’s common stock that Sierra Co-Invest II holds directly. As described in Footnote (2) above, the TPG Funds directly hold 150,000,000 shares of our Parent’s common stock as well as 28,992,970 warrants exercisable for shares of our Parent’s common stock. Mr. Frantz has no voting or investment power over the shares and warrants held directly by the TPG Funds and disclaims beneficial ownership of any shares of our Parent’s common stock and warrants exercisable for shares of our Parent’s common stock held directly or indirectly by the TPG Entities, Sierra Co-Invest and Sierra Co-Invest II.

(6)	Charles Giancarlo is a managing director of Silver Lake Group, L.L.C. Mr. Giancarlo has no voting or investment power over the shares and warrants held directly by the Silver Lake Funds and disclaims beneficial ownership of any shares of our Parent’s common stock and warrants exercisable for shares of our Parent’s common stock held by the Silver Lake Funds, Sierra Co-Invest or Sierra Co-Invest II.
(7)	Afshin Mohebbi is a senior advisor to TPG Capital, L.P., an affiliate of the TPG Entities. Mr. Mohebbi has no voting or investment power over and disclaims beneficial ownership of any shares of our Parent’s common stock and warrants exercisable for shares of our Parent’s common stock held directly or indirectly by the TPG Entities, Sierra Co-Invest or Sierra Co-Invest II.
(8)	Greg Mondre is (a) a managing director of Silver Lake Group, L.L.C., (b) a member of Sierra Manager’s management committee and (c) a vice president of Sierra Manager. Mr. Mondre has no voting or investment power over the shares and warrants held directly by the Silver Lake Funds and disclaims beneficial ownership of any shares of our Parent’s common stock and warrants exercisable for shares of our Parent’s common stock held by the Silver Lake Funds, Sierra Co-Invest or Sierra Co-Invest II.
(9)	Kevin Rollins is a senior advisor to TPG Capital, L.P., an affiliate of the TPG Entities. Mr. Rollins has no voting or investment power over and disclaims beneficial ownership of any shares of our Parent’s common stock and warrants exercisable for shares of our Parent’s common stock held directly or indirectly by the TPG Entities, Sierra Co-Invest and Sierra Co-Invest II.
(10)	David Roux is (a) a Chairman of Silver Lake Group, L.L.C. and (b) a co-president of Sierra Manager. Mr. Roux has no voting or investment power over the shares and warrants held directly by the Silver Lake Funds and disclaims beneficial ownership of any shares of our Parent’s common stock and warrants exercisable for shares of our Parent’s common stock held by the Silver Lake Funds, Sierra Co-Invest or Sierra Co-Invest II.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Arrangements with Our Sponsors

In connection with their investment in our Parent, our Parent entered into certain stockholder agreements and registration rights agreements with the Sponsors and various co-investors. Certain of those agreements were amended in connection with the financing of the NES acquisition (see Note 9, “Financing Arrangements,” to our consolidated financial statements for more information). The co-investors include individuals and entities invited by our Sponsors to participate in our Parent’s financings, such as affiliated investment funds, individuals employed by affiliates of our Sponsors, limited partners of our Sponsors and members of our management. In addition, our Parent entered into a management services agreement with affiliates of the Sponsors and, from time to time, we may enter into various other contracts with companies affiliated with our Sponsors.

Stockholders’ Agreement

In connection with the Merger, our Parent entered into a stockholders’ agreement with the Sponsors and certain of their affiliates. This stockholders’ agreement was amended and restated in connection with the financing of the NES acquisition. The stockholders’ agreement contains certain restrictions on the Sponsors’ and their affiliates’ transfer of our Parent’s equity securities, contains provisions regarding participation rights, contains standard tag-along and drag-along provisions, provides for the election of our directors and the directors of our Parent, mandates board approval of certain matters to include the consent of each Sponsor and generally sets forth the respective rights and obligations of the stockholders who are parties to that agreement. None of our officers or directors are parties to this agreement, although our non-employee directors may have an indirect interest in the agreement to the extent of their affiliations with the Sponsors.

Registration Rights Agreement

In addition, in connection with the Merger, our Parent entered into a registration rights agreement with the Sponsors and certain of their affiliates which was amended and restated in connection with the financing of the NES acquisition. Pursuant to the registration rights agreement, as amended, our Parent will provide the Sponsors and certain of their affiliates party thereto with certain demand registration rights. In addition, in the event that our Parent registers shares of common stock for sale to the public, our Parent will be required to give notice of such registration to the Sponsors and their affiliates party to the agreement of its intention to effect such a registration, and, subject to certain limitations, the Sponsors and such holders will have piggyback registration rights providing them with the right to require our Parent to include shares of common stock held by them in such registration. Our Parent will be required to bear the registration expenses, other than underwriting discounts and commissions and transfer taxes, if any, associated with any registration of shares by the Sponsors or other holders described above. Our Parent has agreed to indemnify each holder of its common stock covered by the registration rights agreement for violations of federal or state securities laws by it in connection with any registration statement, prospectus or any preliminary prospectus. Each holder of such securities has in turn agreed to indemnify our Parent for federal or state securities law violations that occur in reliance upon written information the holder provides to it in connection with any registration statement in which a holder of such securities is participating. None of our officers or directors are parties to this agreement, although our non-employee directors may have an indirect interest in the agreement to the extent of their affiliations with the Sponsors.

Management Services Agreement and Consulting Services

Both the Company and Parent are party to a management services agreement with Silver Lake Management Company, L.L.C., an affiliate of Silver Lake, and TPG, who are collectively referred to as the Managers, pursuant to which the Managers provide management and financial advisory services to us. Pursuant to the management services agreement, the Managers receive a monitoring fee of $7 million per annum, or the monitoring fees, and reimbursement on demand for out-of-pocket expenses incurred in connection with the provision of such services. In the event of a financing, acquisition, disposition or change of control transaction involving us during the term of the management services agreement, the Managers have the right to require us to pay to the Managers a fee equal to customary fees charged by internationally-recognized investment banks for serving as a financial advisor in similar transactions. The management services agreement may be terminated at any time by the Managers, but otherwise has an initial term ending on December 31, 2017 that automatically extends each December 31 for an additional year unless earlier terminated by us or the Managers. The term has automatically extended four times since the execution of the agreement such that the current term is December 31, 2021. In the event that the management services agreement is terminated, we are required to pay a termination fee equal to the net present value of the monitoring fees that would have been payable during the remaining term of the management services agreement. Therefore, if the management services agreement were terminated as of September 30, 2011, the termination fee would be calculated using the current term ending December 31, 2021. The management services agreement contains customary exculpation and indemnification provisions in favor of the Managers and their affiliates.

In the course of business, Avaya will enter into arrangements with affiliates of the Sponsors pursuant to which consultants are engaged to provide services to the Company. For the year ended September 30, 2011, expenses associated with these consulting agreements with affiliates of TPG were less than $1 million. For each of the fiscal years 2010 and 2009, we recorded $2 million of expenses associated with these consulting agreements with affiliates of TPG.

Note Receivable with Parent

On October 3, 2011, Avaya Inc. advanced to Parent $8 million in exchange for a note receivable. The principal amount of this note plus any accrued and unpaid interest is due in full October 3, 2014. Interest accrues at the rate of 1.63% per annum. The proceeds of the note receivable were used by Parent to fund, in part, the acquisition of all outstanding shares of a unified communications provider. Immediately upon completing the acquisition Parent merged the acquired entity with and into Avaya Inc., with Avaya Inc. surviving the merger.

Transactions with Other Sponsor Portfolio Companies

The Sponsors are private equity firms that have investments in companies that do business with Avaya. For fiscal years 2011, 2010 and 2009, we recorded $8 million, $8 million and $11 million, respectively, associated with sales of the Company’s products and services to companies in which one or both of the Sponsors have investments. For fiscal years 2011, 2010 and 2009, we purchased goods and services of $3 million, $1 million and $1 million, respectively from companies in which one or both of the Sponsors have investments.

Financing

In April 2008, affiliates of TPG acquired $200 million of the Company’s senior secured term B-1 loans. Based on the amount of the senior secured term loans that were held during fiscal year 2011, 2010 and 2009, and consistent with the terms of the loan, those affiliates received payments of principal and interest aggregating approximately $6 million, $6 million, and $12 million respectively. In September 2008, an affiliate of Silver Lake acquired $200 million of the Company’s senior secured term B-1 loans. Based on the amount of the senior secured term loans that were held during fiscal year 2011, 2010 and 2009, and consistent with the terms of the loan, that affiliate received payments of principal and interest aggregating approximately $4 million, $8 million and $12 million, respectively. In connection with the financing of the NES acquisition, affiliates of TPG and Silver Lake each funded approximately $222 million of incremental term B-2 loans. The incremental term B-2 loans were repaid in full on February 11, 2011 (see Note 9, “Financing Arrangements,” to our consolidated audited financial statements). Similar to other holders of senior secured incremental term B-2 loans, those senior secured incremental term B-2 loans held by TPG and Silver Lake were repaid in connection with the issuance of the Company’s senior secured notes. Consistent with the terms of the incremental term B-2 loans, affiliates of TPG and Silver Lake each received payments (consisting of principal and interest, inclusive of amounts paid in connection with the payment in full of all incremental term B-2 loans on February 11, 2011) of approximately $285 million for fiscal year 2011 and approximately $25 million for fiscal year 2010.

In addition, on February 11, 2011, certain of the term B-1 loans were reclassified as term B-3 loans (see Note 9, “Financing Arrangements,” to our consolidated audited financial statements). During fiscal year 2011, an affiliate of Silver Lake received payments of principal and interest aggregating approximately $4 million with respect to its holdings of senior secured term B-3 loans.

As of September 30, 2011, affiliates of TPG owned approximately $119 million principal amount of senior secured term B-1 loans, and no senior secured term B-3 loans and affiliates of Silver Lake owned approximately $54 million principal amount of senior secured term B-1 loans and approximately $123 million principal amount of senior secured term B-3 loan.

In addition, in connection with the financing of the NES acquisition, our Parent issued shares of its Series A Preferred Stock. As of September 30, 2011, affiliates of TPG owned 38,864.13 shares of our Parent’s non-voting Series A Preferred Stock (representing 31.1% of the issued and outstanding shares of Series A Preferred Stock) and affiliates of Silver Lake owned 38,864.13 shares of our Parent’s non-voting Series A Preferred Stock (representing 31.1% of the issued and outstanding shares of Series A Preferred Stock).

Arrangements Involving our Directors and Executive Officers

Sponsor Board Appointments

Messrs. Giancarlo, Mondre and Roux are Directors of each of Parent and the Company and they hold the positions of Managing Director, Managing Director and Chairman, respectively, of Silver Lake. Messrs. Frantz, Mohebbi and Rollins are Directors of each of Avaya Holdings Corp. and the Company and they hold the positions of Partner, Senior Advisor and Senior Advisor, respectively, of TPG.

Share Ownership of Mr. Giancarlo

Effective June 30, 2008, Mr. Giancarlo was elected President and CEO of each of Avaya Holdings Corp. and the Company on an interim basis. On November 24, 2008, Mr. Giancarlo received a grant of 500,000 stock options having an exercise price of $3.80 per share, the fair market value of a share of our Parent’s common stock on the date of the grant. The stock options were issued with standard vesting provisions using the standard weightings of time-based, EBITDA-based and MoM-based awards as discussed in Part III, Item 11, “Executive Compensation Discussion and Analysis—Elements of Executive Officer Compensation—Long-Term Incentives.” Mr. Giancarlo resigned as President and CEO when Mr. Kennedy took such office effective December 22, 2008. Mr. Giancarlo participated in the Company’s stock option tender offer and tendered all of his stock options for new stock options with an exercise price of $3.00 per share, a grant date of November 17, 2009 and new vesting terms. See Note 14, “Share-based Compensation,” to our audited consolidated financial statements for more information regarding the stock option exchange offer in which Mr. Giancarlo and our executive officers participated.

Senior Manager Registration and Preemptive Rights Agreement and Management Stockholders’ Agreement

In connection with the Merger, our Parent entered into a senior manager registration and preemptive rights agreement with certain current and former members of our senior management who own shares of our Parent’s common stock and options and RSUs convertible into shares of our Parent’s common stock, including Messrs, Chirico, Giancarlo and Kennedy. Pursuant to the senior manager registration and preemptive rights agreement our Parent will provide the senior managers party thereto that hold registrable securities thereunder with certain registration rights upon either (a) the exercise of the Sponsors or their affiliates of demand registration rights under the Sponsors’ registration rights agreement discussed above or (b) any request by the Sponsors to file a shelf registration statement for the resale of such shares. Our Parent will be required to bear the registration expenses, other than underwriting discounts and commissions and transfer taxes, if any, associated with any registration of stock by the senior managers as described above. Our Parent has agreed to indemnify each holder of registrable securities covered by this agreement for violations of federal or state securities laws by it in connection with any registration statement, prospectus or any preliminary prospectus. Each holder of such registrable securities has in turn agreed to indemnify our Parent for federal or state securities law violations that occur in reliance upon written information the holder provides to our Parent in connection with any registration statement in which a holder of such registrable securities is participating.

In addition, pursuant to the senior manager registration and preemptive rights agreement, our Parent agreed to provide each senior manager party thereto with certain preemptive rights to participate in any future issuance of shares of its common stock to the Sponsors or their affiliates.

In connection with the Merger, our Parent also entered into a management stockholders’ agreement with management stockholders, including all of our named executive officers and Mr. Giancarlo. The stockholders’ agreement contains certain restrictions on such stockholders’ transfer of our equity securities, contains rights of first refusal upon disposition of shares, contains standard tag-along and drag-along provisions, and generally sets forth the respective rights and obligations of the stockholders who are parties to that agreement.

Transactions with Ciena Corporation

Gary B. Smith, serves on the Board of Directors of the Company and Parent and also currently serves as president, Chief Executive Officer and Director of Ciena Corporation, a network infrastructure company. During fiscal year 2011, and prior to Mr. Smith’s appointment as a Director of the Company, the Company recorded approximately $5 million associated with sales of the Company’s products and services to Ciena. The Company also purchased goods and services of less than $1 million from Ciena during fiscal year 2011.

Related Party Transaction Policy

In February 2009, the Company’s board of directors adopted procedures for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC.

The procedures give our Audit Committee the power to approve or disapprove existing and potential related party transactions involving our directors and certain of our executive officers. Upon becoming aware of an existing or potential related party transaction, the Audit Committee is required to conduct a full inquiry into the facts and circumstances concerning that transaction and to determine the appropriate actions, if any, for us to take. If the Audit Committee does not approve a transaction that is brought before it, then the matter is automatically forwarded to our full board of directors for consideration. A director who is the subject of a potential related party transaction is not permitted to participate in the decision-making process of the Audit Committee or full board of directors, as applicable, relating to what actions, if any, shall be taken by us in light of that transaction.

All related party transactions identified above that occurred during fiscal 2011 or that are currently proposed were subject to these review procedures (other than those listed under the heading “Arrangements with our Sponsors—Transactions with Other Sponsor Portfolio Companies” which were transacted in the ordinary course of the Company’s business).

Item 14.	Principal Accountant Fees and Services

Fees for Services Provided by Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP (“PwC”)

Fees for all services provided by PwC, our independent registered public accounting firm, for fiscal years 2011 and 2010 are as follows:

Audit Fees

Fees for services for fiscal years 2011 and 2010 related to the annual financial statement audits, the audit of effectiveness of internal control over financial reporting for fiscal 2011, reviews of quarterly financial statements filed in the reports on Form 10-Q, and statutory audits, approximated $6.2 million and $7.7 million, respectively.

Audit-Related Fees

Fees for audit-related services for fiscal years 2011 and 2010, primarily related to other audit-related reviews in connection with the debt exchange offering, merger-related services, and pre and post implementation review procedures in 2010, approximated $1.0 million and $2.5 million, respectively.

Tax Fees

Fees for tax services for fiscal years 2011 and 2010 related to services for tax compliance, assistance with tax audits, and tax advice and consultations, approximated $3.2 million and $1.4 million, respectively.

All Other Fees

Fees for other services for fiscal years 2011 and 2010 consists of fees not included in the Audit, Audit-Related and Tax categories including management and business process reviews and assessments and human resource benchmarking studies, approximated $1.2 million and $0.1 million, respectively.

Engagement of the Independent Auditor

The Audit Committee has the sole and direct authority to engage, appoint, and replace our independent auditor.

Policy Regarding the Independent Auditor

The engagement of PwC to perform audit services on behalf of the Company or any of its subsidiaries requires pre-approval from the Audit Committee before PwC is engaged to provide those services. For Fiscal 2011 and 2010, all audit services performed by PwC on behalf of the Company and its subsidiaries were so approved.

In accordance with its charter, the Audit Committee reviews non-audit services, if any, proposed to be provided by PwC to determine whether they would be compatible with maintaining PwC’s independence. The Audit Committee has established policies and procedures for the engagement of PwC to provide non-audit services which required pre-approval from the Audit Committee before PwC is engaged to provide those services. The Audit Committee reviews and pre-approves specific categories for not-audit services (that are detailed as to the particular services) that PwC is to be permitted to provide, which categories do not include any of the prohibited services set forth under applicable SEC rules and regulations. This review includes an evaluation of the possible impact of the provision of such services by PwC on its independence. For fiscal 2011 and 2010, all non-audit services performed by PwC on behalf of the Company and its subsidiaries were so approved.

Pursuant to the Company’s policy regarding the independent auditor, each of Messrs. Frantz and Mondre, as a member of the Audit Committee, was given a delegation of authority by the Audit Committee to approve PwC engagements consistent with the above, subject to certain limitations.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

		Corresponding page number in this Annual Report on Form 10-K
	(a)(1) Financial Statements:

(i)	Consolidated Statements of Operations	96
(ii)	Consolidated Balance Sheets	97
(iii)	Consolidated Statements of Changes in Stockholder’s Equity (Deficiency) and Comprehensive Loss	98
(iv)	Consolidated Statements of Cash Flows	100
(v)	Notes to Consolidated Financial Statements	101

	(a)(2) Financial Statement Schedules:
(i)	Schedule II—Valuation and Qualifying Accounts	175

The schedules listed in Regulation 210.5-04 have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits:

See the “Exhibit Index” immediately following the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Basking Ridge, State of New Jersey, on December 9, 2011.

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

Signature	Title	Date

/s/ KEVIN J. KENNEDY Kevin J. Kennedy	Director, President and Chief Executive Officer (Principal Executive Officer)	December 9, 2011

/S/ ANTHONY J. MASSETTI Anthony J. Massetti	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	December 9, 2011

/S/ KEVIN J. MACKAY Kevin J. MacKay	Vice President, Controller and Chief Accounting Officer	December 9, 2011

/S/ EUGENE J. FRANTZ Eugene J. Frantz	Director	December 9, 2011

/S/ CHARLES H. GIANCARLO Charles H. Giancarlo	Chairman of the Board of Directors	December 9, 2011

/S/ AFSHIN MOHEBBI Afshin Mohebbi	Director	December 9, 2011

/S/ GREG K. MONDRE Greg K. Mondre	Director	December 9, 2011

/S/ KEVIN B. ROLLINS Kevin B. Rollins	Director	December 9, 2011

/S/ DAVID J. ROUX David J. Roux	Director	December 9, 2011

The following documents are filed as Exhibits to this Annual Report on Form 10-K or incorporated by reference herein:

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Amended and Restated Certificate of Incorporation of Avaya Inc. (Incorporated by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

3.2	Amended and Restated By-Laws of Avaya Inc. (Incorporated by reference to Exhibit 3.2.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

4.1	Exchange Note Indenture, dated as of October 24, 2008, by and among Avaya Inc., the Guarantors named therein and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

4.2	Supplemental Indenture, dated as of February 19, 2010, by and among Avaya Government Solutions Inc., Integrated Information Technology Corporation, AC Technologies, Inc. and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2010)

4.3	Form of 9.75% Senior Unsecured Notes due 2015 (included in the Exchange Note Indenture filed as Exhibit 4.1)

4.4	Form of 10.125%/10.875% Senior PIK Toggle Unsecured Notes due 2015 (included in the Exchange Note Indenture filed as Exhibit 4.1)

4.5	Indenture dated February 11, 2011 by and among Avaya Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2011)

4.6	Pledge and Security Agreement dated February 11, 2011 by and among Avaya Inc., certain subsidiaries of Avaya Inc. from time to time party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2011)

4.7	Form of 7% Senior Secured Note due 2019 (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2011)

4.8	Amended and Restated Registration Rights Agreement dated as of December 18, 2009, by and among Sierra Holdings Corp., TPG Partners V, L.P., TPG FOF V-A, L.P., TPG FOF V-B, L.P., Silver Lake Partners II, L.P., Silver Lake Technology Investors II, L.P., Silver Lake Partners III, L.P., Silver Lake Technology Investors III, L.P., Sierra Co-Invest, LLC and Sierra Co-Invest II, LLC(Incorporated by reference to Exhibit 4.11 to Avaya Holdings Corp.’s Registration Statement on Form S-1 filed with the SEC on June 9, 2011)

4.9	Senior Manager Registration and Preemptive Rights Agreement, dated as of October 26, 2007, by and among Sierra Holdings Corp. and the individual members of management listed on Schedule A thereto (Incorporated by reference to Exhibit 4.12 to Avaya Holdings Corp.’s Registration Statement on Form S-1 filed with the SEC on June 9, 2011)

Exhibit Number	Exhibit Title
10.1	Credit Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Borrower, Sierra Holdings Corp., Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto, Morgan Stanley Senior Funding, Inc., as Syndication Agent, JPMorgan Chase Bank, N.A., as Documentation Agent, and Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc., and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.2	Amendment No. 1 to Credit Agreement, dated as of December 18, 2009, among Avaya Inc., the lenders party thereto and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.3	Amendment No. 2 to Credit Agreement dated February 11, 2011, by and among Avaya Inc., Citibank, N.A., as Administrative Agent, and each lender party thereto, amending Credit Agreement, dated as of October 26, 2007, by and among Avaya Inc., Sierra Holdings Corp., Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and each lender party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2011)

10.4	Amended and Restated Credit Agreement dated February 11, 2011, by and among Avaya Inc., Sierra Holdings Corp., Citibank N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and each lender from time to time party thereto (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2011)

10.5	Amendment No. 3 to Credit Agreement dated August 8, 2011, by and among Avaya Inc., Citibank, N.A., as Administrative Agent, and each lender party thereto, amending the Amended and Restated Credit Agreement, dated as of February 11, 2011, by and among Avaya Inc., Avaya Holdings Corp., Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and each lender party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2011)

10.6	Pledge and Security Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Borrower, Sierra Holdings Corp., certain subsidiaries of Avaya Inc. identified therein and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.7	Guaranty, dated as of October 26, 2007, by and among Sierra Holdings Corp., certain subsidiaries of Avaya Inc. identified therein and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.8	Credit Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Parent Borrower, the several subsidiary borrowers party thereto, Sierra Holdings Corp., Citicorp USA, Inc., as Administrative Agent and Swing Line Lender, Citibank, N.A., as L/C Issuer, the other lenders party thereto, Morgan Stanley Senior Funding, Inc., as Syndication Agent, JPMorgan Chase Bank, N.A., as Documentation Agent, and Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.9	Amendment No. 1 to Credit Agreement, dated as of August 8, 2011, by and among Avaya Inc., the several subsidiary borrowers party thereto, Citicorp USA, Inc., as Administrative Agent and the lenders party thereto, amending the Credit Agreement, dated as of October 26, 2007, by and among Avaya Inc., the several subsidiary borrowers party thereto, Avaya Holdings Corp., Citicorp USA, Inc., as Administrative Agent and the lenders party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2011)

Exhibit Number	Exhibit Title
10.10	Pledge and Security Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Parent Borrower, Sierra Holdings Corp., certain subsidiaries of Avaya Inc. identified therein, as Subsidiary Borrowers and Citicorp USA, Inc., as Administrative Agent (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.11	Guaranty, dated as of October 26, 2007, by and among Sierra Holdings Corp., certain subsidiaries of Avaya Inc. from time to time party thereto and Citicorp USA, Inc., as Administrative Agent (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.12	Executive Employment Agreement, dated as of December 22, 2008, by and among Kevin J. Kennedy, Avaya Inc. and Sierra Holdings Corp. (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.13	Amendment to Executive Employment Agreement, dated October 12, 2009 among Kevin J. Kennedy, Avaya Inc. and Sierra Holdings Corp. (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.14	Avaya Inc. Involuntary Separation Plan for Senior Officers, as amended (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.15	Form of Indemnity Agreement between Sierra Holdings Corp., Avaya Inc. and certain directors of the Registrant (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.16	Form of Indemnity Agreement between Sierra Holdings Corp., Avaya Inc. and certain officers of the Registrant (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.17	Avaya Inc. Savings Restoration Plan, as amended (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.18	Avaya Inc. Short Term Incentive Plan (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.19	Management Services Agreement, dated as of October 2, 2007, by and among Sierra Holdings Corp., Avaya Inc. (as successor by merger to Sierra Merger Corp.), TPG Capital, L.P. and Silver Lake Management Company III, L.L.C. (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.20	Retention agreement dated February 3, 2009 between Avaya Inc. and James Chirico (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.21	Separation Agreement and General Release, dated as of July 1, 2010, between Avaya Inc. and Todd Abbott (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2010)

10.22	Sierra Holdings Corp. Amended and Restated 2007 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2010)

10.23	Form of Sierra Holdings Corp. Amended and Restated 2007 Equity Incentive Plan Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2010)

Exhibit Number	Exhibit Title
10.24	Form of Sierra Holdings Corp. Amended and Restated 2007 Equity Incentive Plan Stock Option Award Agreement for Senior Vice Presidents and Vice Presidents (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2010)

10.25	Avaya Inc. Executive Committee 2011-2013 Performance Recognition Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2011)

10.26	Form of Award Agreement for the Avaya Inc. Executive Committee 2011-2013 Performance Recognition Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2011)

10.27	Management Stockholders’ Agreement, dated as of October 26, 2007, by and among Sierra Holdings Corp., the Majority Stockholders (as defined therein) and the individuals listed on Schedule A thereto (Incorporated by reference to Exhibit 10.25 to Avaya Holdings Corp.’s Registration Statement on Form S-1 filed with the SEC on June 9, 2011)

10.28	Form of Award Agreement for 2012 Sales Incentive Program*

21.1	List of Subsidiaries*

31.1	Certification of Kevin J. Kennedy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Anthony J. Massetti pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Kevin J. Kennedy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Anthony J. Massetti pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following materials from Avaya Inc.’s Annual Report on Form 10-K for the year ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at September 30, 2011 and September 30, 2010, (ii) Consolidated Statements of Operations for the fiscal years ended September 30, 2011, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2011, 2010 and 2009, (iv) Consolidated Statements of Changes in Stockholder’s Equity (Deficiency) for the fiscal years ended September 30, 2011, 2010 and 2009, and (v) Notes to Consolidated Financial Statements**

*	Filed herewith.
**	Pursuant to Rule 406 T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.