Form 10-Q
period 2011-12-31
AVAYA INC
filed 2012-02-13
CIK 1116521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

As of February 13, 2012, 100 shares of Common Stock, $.01 par value, of the registrant were outstanding.

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

Avaya Inc.

Consolidated Statements of Operations (Unaudited)

(In millions)

	Three months ended December 31,
	2011	2010
REVENUE
Products	$749	$722
Services	638	644

	1,387	1,366

COSTS
Products:
Costs (exclusive of amortization of technology intangible assets)	296	332
Amortization of technology intangible assets	50	67
Services	337	348

	683	747

GROSS MARGIN	704	619

OPERATING EXPENSES
Selling, general and administrative	433	461
Research and development	111	115
Amortization of intangible assets	56	56
Restructuring charges, net	21	22
Acquisition-related costs	1	4

	622	658

OPERATING INCOME (LOSS)	82	(39)

Interest expense	(109)	(127)
Other (expense) income, net	(1)	8

LOSS BEFORE INCOME TAXES	(28)	(158)
(Benefit from) provision for income taxes	(2)	22

NET LOSS	$(26)	$(180)

The accompanying notes to consolidated financial statements are an integral part of these statements.

Avaya Inc.

Consolidated Balance Sheets (Unaudited)

(In millions, except per share and shares amounts)

	December 31, 2011	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$345	$400
Accounts receivable, net	749	755
Inventory	279	280
Deferred income taxes, net	7	8
Other current assets	276	274

TOTAL CURRENT ASSETS	1,656	1,717

Property, plant and equipment, net	380	397
Deferred income taxes, net	26	28
Intangible assets, net	2,029	2,129
Goodwill	4,106	4,079
Other assets	202	196

TOTAL ASSETS	$8,399	$8,546

LIABILITIES
Current liabilities:
Debt maturing within one year	$37	$37
Accounts payable	480	465
Payroll and benefit obligations	271	323
Deferred revenue	626	639
Business restructuring reserve, current portion	114	130
Other current liabilities	273	352

TOTAL CURRENT LIABILITIES	1,801	1,946

Long-term debt	6,111	6,120
Pension obligations	1,604	1,636
Other postretirement obligations	495	502
Deferred income taxes, net	172	168
Business restructuring reserve, non-current portion	48	56
Other liabilities	502	496

TOTAL NON-CURRENT LIABILITIES	8,932	8,978

Commitments and contingencies

DEFICIENCY
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,726	2,692
Accumulated deficit	(3,918)	(3,892)
Accumulated other comprehensive loss	(1,142)	(1,178)

TOTAL DEFICIENCY	(2,334)	(2,378)

TOTAL LIABILITIES AND DEFICIENCY	$8,399	$8,546

The accompanying notes to consolidated financial statements are an integral part of these statements.

Avaya Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three months ended December 31,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(26)	$(180)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	143	168
Share-based compensation	3	3
Amortization of debt issuance costs	5	6
Accretion of debt discount	—	12
Provision for uncollectible receivables	—	2
Deferred income taxes, net	6	3
Loss on investments and sale of long-lived assets, net	1	—
Unrealized gains on foreign currency exchange	(1)	(33)
Changes in operating assets and liabilities:
Accounts receivable	12	52
Inventory	—	(27)
Accounts payable	13	42
Payroll and benefit obligations	(50)	(29)
Business restructuring reserve	(18)	(14)
Deferred revenue	(18)	6
Other assets and liabilities	(80)	(98)

NET CASH USED FOR OPERATING ACTIVITIES	(10)	(87)

INVESTING ACTIVITIES:
Capital expenditures	(14)	(18)
Capitalized software development costs	(12)	(8)
Acquisition of businesses, net of cash acquired	(4)	—
Return of funds held in escrow from the NES acquisition	—	6
Proceeds from sale of long-lived assets and investments	4	1
Restricted cash	(1)	—
Advance to Parent	(8)	—
Other investing activities, net	(1)	—

NET CASH USED FOR INVESTING ACTIVITIES	(36)	(19)

FINANCING ACTIVITIES:
Repayment of long-term debt	(9)	(12)
Other financing activities, net	(1)	—

NET CASH USED FOR FINANCING ACTIVITIES	(10)	(12)

Effect of exchange rate changes on cash and cash equivalents	1	(1)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(55)	(119)
Cash and cash equivalents at beginning of period	400	579

Cash and cash equivalents at end of period	$345	$460

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

Avaya conducts its business operations in three segments. Two of those segments, Global Communications Solutions and Avaya Networking, make up Avaya’s product portfolio. The third segment contains Avaya’s services portfolio and is called Avaya Global Services.

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

Avaya sells solutions directly and through its channel partners. As of December 31, 2011, Avaya had approximately 9,600 channel partners worldwide, including system integrators, service providers, value-added resellers and business partners that provide sales and service support.

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

Basis of Presentation

The consolidated financial statements include the accounts of Avaya Inc. and its subsidiaries. The accompanying unaudited interim consolidated financial statements as of December 31, 2011 and for the three months ended December 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements, and should be read in conjunction with the consolidated financial statements and other financial information for the fiscal year ended September 30, 2011, which were included in the Company’s Annual Report on Form 10-K filed with the SEC on December 9, 2011. The condensed balance sheet as of September 30, 2011 was derived from the Company’s audited financial statements. The significant accounting policies used in preparing these unaudited interim consolidated financial statements are the same as those described in Note 2 to those audited consolidated financial statements except for recently adopted accounting guidance as discussed in Note 2 “Recent Accounting Pronouncements” of these unaudited interim consolidated financial statements. In management’s opinion, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated.

Certain prior period amounts have been reclassified to conform to the current period’s presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

2. Recent Accounting Pronouncements

New Accounting Guidance Recently Adopted

Disclosure of Supplementary Pro Forma Information for Business Combinations

In December 2010, the Financial Accounting Standards Board (“FASB”) issued revised guidance which requires that if a company presents pro forma comparative financial statements for business combinations, the company should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This accounting guidance became effective for the Company for business combinations for which the acquisition date was on or after October 1, 2011. The adoption of this guidance did not have a material impact on the Company’s financial statement disclosures.

Goodwill Impairment Test

In December 2010, the FASB issued revised guidance on when a company should perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. This guidance requires that for reporting units with zero or negative carrying amounts, a company is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. This accounting guidance became effective for the Company beginning October 1, 2011 and is not expected to have an impact on the Company’s consolidated financial statements.

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

In June 2011, the FASB issued revised guidance on the presentation of comprehensive income and its components in the financial statements. As a result of the guidance, companies will now be required to present net income and other comprehensive income either in a single continuous statement or in two separate, but consecutive statements. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The standard does not, however, change the items that must be reported in other comprehensive income or the determination of net income. This new guidance is to be applied retrospectively. This accounting guidance is effective for the Company beginning in fiscal year 2013 and is only expected to impact the presentation of the Company’s consolidated financial statements.

In September 2011, the FASB issued revised guidance intended to simplify how an entity tests goodwill for impairment. As a result of the guidance, an entity will be allowed to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The accounting guidance is effective for the Company beginning in fiscal year 2013 and early adoption is permitted. This accounting guidance is not expected to have a material impact on the consolidated financial statements or financial statement disclosures.

In September 2011, the FASB issued revised guidance which requires additional disclosure about an employer’s participation in a multiemployer pension plan. The accounting guidance is effective for the Company as of September 30, 2012 and is to be applied retrospectively for all prior periods presented. This accounting guidance is not expected to have a material impact on the Company’s financial statement disclosures.

In December 2011, the FASB issued guidance which requires additional disclosures about financial instruments and derivative instruments that are either (1) offset in accordance with FASB Accounting Standards Codification (“ASC”) 210-20 “Balance Sheet—Offsetting” or (2) subject to an enforceable master netting arrangement or similar agreement. This accounting guidance is effective for the Company beginning in fiscal year 2014 and is not expected to have a material impact on the Company’s financial statement disclosures.

3. Business Combinations

During fiscal years 2012 and 2011, the Company completed several acquisitions primarily to enhance the Company’s technology portfolio. In October 2011, Parent completed a $31 million acquisition and immediately merged the acquired entity with and into the Company, with the Company surviving the merger. In connection with this acquisition, the Company advanced $8 million to Parent in exchange for a note receivable due October 2014 with interest at 1.63% per annum. The Company recognized $31 million of contributed capital associated with this merger. The aggregate purchase price of the acquisitions completed by the Company and Parent was $36 million for the three months ended December 31, 2011. No acquisitions were completed during the three months ended December 31, 2010.

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

The fair values of the assets acquired and liabilities assumed were preliminarily determined using the income and market approaches. The fair value of acquired technologies was estimated using the income approach which values the subject asset using the projected cash flows to be generated by the asset, discounted at a required rate of return that reflects the relative risk of achieving the cash flow and the time value of money. The market approach was utilized in combination with the income approach to estimate the fair values of most working capital accounts.

A preliminary allocation of the purchase price to the assets acquired and the liabilities assumed in the acquisitions was performed based on their estimated fair values. As additional information becomes available, differences between the allocation of the purchase price and the allocation of the purchase price when finalized, particularly as it pertains to intangible assets, deferred income taxes and goodwill, may be identified.

Intangible assets include acquired technologies of $7 million during the three months ended December 31, 2011. The acquired technologies are being amortized over a weighted average useful life of five years, on a straight-line basis. No in-process research and development was acquired in the acquisitions.

The excess of the purchase price over the preliminary assessment of the net tangible and intangible assets acquired resulted in goodwill of $29 million. The premiums paid by the Company and Parent in the transactions are largely attributable to the acquisition of assembled workforces and the synergies and economies of scale provided to a market participant, particularly as it pertains to marketing efforts and customer base. None of the goodwill is deductible for tax purposes.

These unaudited consolidated financial statements include the operating results of the acquired entities as of their respective acquisition dates. The revenues and expenses specific to these businesses and their pro forma results are not material to these unaudited consolidated financial statements.

4. Goodwill and Intangible Assets

Goodwill

Goodwill is not amortized but is subject to periodic testing for impairment in accordance with GAAP at the reporting unit level which is one level below the Company’s operating segments. The test for impairment is conducted annually each September 30th or more frequently if events occur or circumstances change indicating that the fair value of a reporting unit may be below its carrying amount. The Company determined that no events occurred or circumstances changed during the three months ended December 31, 2011 and 2010 that would indicate that the fair value of a reporting unit may be below its carrying amount.

Intangible Assets

Intangible assets include acquired technology, customer relationships, trademarks and trade-names and other intangibles. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five to fifteen years.

Acquired technology and patents do not include capitalized software development costs. Unamortized capitalized software developments costs of $61 million and $58 million at December 31, 2011 and September 30, 2011, respectively, are included in other assets.

Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Intangible assets determined to have indefinite useful lives are not amortized but are tested for impairment annually, or more frequently if events or changes in circumstances indicate the asset may be impaired. The Company determined that no events occurred or circumstances changed during the three months ended December 31, 2011 and 2010 that would indicate that its long-lived assets or indefinite-lived intangible assets may be impaired.

The Company’s trademarks and trade names are expected to generate cash flow indefinitely. Consequently, these assets are classified as indefinite-lived intangibles.

5. Supplementary Financial Information

Consolidated Statements of Operations Information

	Three months ended December 31,
In millions	2011	2010
OTHER (EXPENSE) INCOME, NET
Interest income	$1	$1
(Loss) gain on foreign currency transactions	(1)	8
Other, net	(1)	(1)

Total other (expense) income, net	$(1)	$8

COMPREHENSIVE INCOME (LOSS)
Net loss	$(26)	$(180)
Other comprehensive income (loss):
Pension, postretirement and postemployment benefit-related items, net of tax of $9 and $0 for the three months ended December 31, 2011 and 2010, respectively	14	16
Cumulative translation adjustment	13	(5)
Unrealized gain on term loan interest rate swap, net of tax of $4 and $0 for the three months ended December 31, 2011 and 2010, respectively	6	22
Unrealized loss on investments reclassified into earnings	2	—
Net loss on investments reclassified into earnings	1	—

Total comprehensive income (loss)	$10	$(147)

6. Business Restructuring Reserves and Programs

Fiscal 2012 Restructuring Program

During the first quarter of fiscal 2012, the Company continued to identify opportunities to streamline operations and generate cost savings which include exiting facilities and eliminating employee positions. Restructuring charges recorded during fiscal year 2012 associated with these initiatives include employee separation costs primarily associated with employee severance actions in the U.S., Germany, the United Kingdom, and Canada. The headcount reduction and related payments identified in these actions are expected to be completed in fiscal year 2012. As the Company continues to evaluate and identify additional operational synergies, additional cost saving opportunities may be identified.

In millions	Employee Separation Costs	Lease Obligations	Total
2012 restructuring charges	$18	$1	$19
Cash payments	(4)	—	(4)

Balance as of December 31, 2011	$14	$1	$15

Fiscal 2011 Restructuring Program

During fiscal 2011, the Company identified opportunities to streamline operations and generate cost savings which included exiting facilities and eliminating employee positions. Restructuring charges recorded during fiscal 2011 associated with these initiatives included employee separation costs primarily associated with employee severance actions in Germany, as well as Europe, Middle East and Africa (“EMEA”) and U.S. regions. Employee separation charges included $56 million associated with an agreement reached with the German Works Council representing employees of certain of Avaya’s German subsidiaries for the elimination of 210 employee positions. Severance and employment benefits payments associated with this program are expected to be completed in fiscal 2012, and include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities are expected to continue through fiscal year 2020.

The following table summarizes the components of the fiscal 2011 restructuring program during the three months ended December 31, 2011:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of October 1, 2011	$101	$24	$125
Cash payments	(25)	(2)	(27)
Impact of foreign currency fluctuations	(2)	(1)	(3)

Balance as of December 31, 2011	$74	$21	$95

Fiscal 2010 Restructuring Program

During fiscal 2010, in response to the global economic climate and in anticipation of the acquisition of NES, the Company began implementing initiatives designed to streamline the operations of the Company and generate cost savings and developed initiatives to eliminate overlapping processes and expenses associated with that acquisition. During the second and third quarters of fiscal 2010, the Company exited certain facilities and separated or relocated certain employees. Restructuring charges recorded during fiscal 2010 included employee separation costs associated with involuntary employee severance actions primarily in EMEA and the U.S., as well as costs associated with closing and consolidating facilities. The payments related to headcount reductions identified in this program are expected to be completed in fiscal 2013. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities are expected to continue through fiscal 2020.

The following table summarizes the components of the fiscal 2010 restructuring program during the three months ended December 31, 2011:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of October 1, 2011	$5	$14	$19
Cash payments	(3)	(2)	(5)
Adjustments (1)	1	—	1
Impact of foreign currency fluctuations	1	—	1

Balance as of December 31, 2011	$4	$12	$16

(1)	Included in adjustments are changes in estimates, whereby all increases and decreases in costs related to the fiscal 2010 restructuring program are recorded to the restructuring charges line item in operating expenses in the period of the adjustment.

Fiscal 2009 Restructuring Program

During fiscal 2009, as a response to the global economic downturn, the Company began implementing initiatives designed to streamline the operations of the Company and generate cost savings, which include exiting facilities and separating or relocating employees. Restructuring charges recorded during fiscal 2009 associated with these initiatives included employee separation costs primarily associated with involuntary personnel reductions in Germany, as well as in the EMEA and U.S. regions. The payments related to headcount reductions identified in this program are expected to be completed in fiscal 2013. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities are expected to continue through fiscal 2020.

The following table summarizes the components of the fiscal 2009 restructuring program during the three months ended December 31, 2011:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of October 1, 2011	$3	$3	$6
Cash payments	(1)	(1)	(2)
Adjustments (1)	1	—	1
Impact of foreign currency fluctuations	(1)	—	(1)

Balance as of December 31, 2011	$2	$2	$4

(1)	Included in adjustments are changes in estimates, whereby all increases and decreases in costs related to the fiscal 2009 restructuring program are recorded to the restructuring charges line item in operating expenses in the period of the adjustment.

Fiscal 2008 Restructuring Reserve

In connection with the Merger, Avaya’s management and board of directors developed various plans and initiatives designed to streamline the operations of the Company and generate cost savings, which included exiting facilities and separating or relocating employees. As a result, the Company recorded $251 million of liabilities associated with involuntary employee severance actions and $79 million established for future lease payments on properties expected to be closed or consolidated as part of these initiatives. These amounts include the remaining payments associated with the restructuring reserves of periods prior to the Merger. The payments related to the headcount reductions associated with this restructuring reserve are expected to be completed in fiscal 2017. Cash payments associated with the lease obligations, net of sub-lease income, are expected to continue through 2020.

The following table summarizes the components of this reserve during the three months ended December 31, 2011:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of October 1, 2011	$6	$30	$36
Cash payments	—	(1)	(1)
Adjustments (1)	—	(2)	(2)
Impact of foreign currency fluctuations	(1)	—	(1)

Balance as of December 31, 2011	$5	$27	$32

(1)	Included in adjustments are changes in estimates, whereby all increases in costs related to the fiscal 2008 restructuring program are recorded to the restructuring charges line item in operating expenses in the period of the adjustment and decreases in costs are recorded as adjustments to goodwill, as these reserves relate to actions taken prior to the Company’s adoption of ASC 805, “Business Combinations.”

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

In millions	December 31, 2011	September 30, 2011
Senior secured term B-1 loans	$1,445	$1,449
Senior secured term B-3 loans	2,160	2,165
Senior secured notes	1,009	1,009
9.75% senior unsecured cash pay notes due 2015	700	700
10.125%/10.875% senior unsecured PIK toggle notes due 2015	834	834

	6,148	6,157
Debt maturing within one year	(37)	(37)

Long-term debt	$6,111	$6,120

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

The maturity of the term B-3 loans will automatically become due July 26, 2015 unless (i) the total net leverage ratio as tested on that date based upon the most recent financial statements provided to the lenders under the senior secured credit facility is no greater than 5.0 to 1.0 or (ii) on or prior to such date, either (x) an initial public offering of Parent shall have occurred or (y) at least $750 million in aggregate principal amount of the Company’s senior unsecured cash-pay notes and/or senior unsecured paid-in-kind (“PIK”) toggle notes have been repaid or refinanced or their maturity has been extended to a date no earlier than 91 days after October 26, 2017.

The amendment and restatement of the senior secured credit facility represents a debt modification for accounting purposes. Accordingly, third party expenses of $9 million incurred in connection with the transaction were expensed as incurred and included in other income, net during the three months ended March 31, 2011. Avaya’s financing sources that held term B-1 loans and/or revolving credit commitments under the senior secured credit facility and consented to the amendment and restatement of the senior secured credit facility received in aggregate a consent fee of $10 million. Fees paid to or on behalf of the creditors in connection with the modification were recorded as a discount to the face value of the debt and are being accreted over the term of the debt as interest expense.

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

The senior secured multi-currency revolver, which allows for borrowings of up to $200 million, was not impacted by the refinancing. The senior secured multi-currency revolver includes capacity available for letters of credit and for short-term borrowings, and is available in euros in addition to dollars. Borrowings are guaranteed by Parent and substantially all of the Company’s U.S. subsidiaries. The senior secured facility, consisting of the term loans and the senior secured multi-currency revolver referenced above, is secured by substantially all assets of Parent, the Company and the subsidiary guarantors.

On August 8, 2011, the Company amended the terms of the senior secured multi-currency revolver to extend the final maturity from October 26, 2013 to October 26, 2016. All other terms and conditions of the senior secured credit facility remain unchanged. As of December 31, 2011 there were no amounts outstanding under the senior secured multi-currency revolver.

As a result of the refinancing transaction, the term loans outstanding under the senior secured credit facility include term B-1 loans and term B-3 loans with remaining face values as of December 31, 2011 (after all principal payments to date) of $1,445 million and $2,169 million, respectively. The Company is required to make scheduled quarterly principal payments under the term B-1 loans and the term B-3 loans, equal to $10 million in the aggregate.

As of December 31, 2011 affiliates of Silver Lake held $54 million and $123 million in outstanding principal amounts of term B-1 loans and term B-3 loans, respectively. As of September 30, 2011 affiliates of Silver Lake held $54 million and $123 million in outstanding principal amounts of term B-1 loans and term B-3 loans, respectively.

As of December 31, 2011 affiliates of TPG held $118 million in outstanding principal amounts of term B-1 loans. As of September 30, 2011 affiliates of TPG held $119 million in outstanding principal amounts of term B-1 loans.

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

At December 31, 2011 and September 30, 2011, there were no borrowings under this facility. At December 31, 2011 and September 30, 2011 there were $73 million and $75 million, respectively, of letters of credit issued in the ordinary course of business under the senior secured asset-based credit facility resulting in remaining availability of $262 million and $252 million, respectively.

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

The issuance of the senior secured notes and repayment of the incremental term B-2 loans was accounted for as an extinguishment of the incremental term B-2 loans and issuance of new debt. Accordingly, the difference between the reacquisition price of the incremental term B-2 loans (including consent fees paid by Avaya to the holders of the incremental term B-2 loans that consented to the amendment and restatement of the senior secured credit facility of $1 million) and the carrying value of the incremental term B-2 loans (including unamortized debt discount and debt issue costs) of $246 million was recognized as a loss upon debt extinguishment during the three months ended March 31, 2011. In connection with the issuance of the senior secured notes, the Company capitalized financing costs of $23 million during fiscal 2011 and is amortizing these costs over the term of the senior secured notes.

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

As of December 31, 2011 and September 30, 2011, the Company was not in default under its senior secured credit facility, the indenture governing its senior secured notes, the indenture governing its senior unsecured notes or its senior secured multi-currency asset-based revolving credit facility.

The weighted average interest rate of the Company’s outstanding debt as of December 31, 2011 was 6.2% excluding the impact of the interest rate swaps described in Note 8, “Derivatives and Other Financial Instruments”.

Annual maturities of long-term debt for the next five years ending September 30 and thereafter consist of:

In millions
Remainder of fiscal 2012	$29
2013	38
2014	38
2015	1,442
2016	1,542
2017 and thereafter	3,068

Total	$6,157

Capital Lease Obligations

Included in other liabilities at December 31, 2011 is $22 million of capital lease obligations, primarily associated with an office facility assumed in the acquisition of NES.

8. Derivatives and Other Financial Instruments

Interest Rate Swaps

The Company uses interest rate swaps to manage the amount of its floating rate debt in order to reduce its exposure to variable rate interest payments associated with certain borrowings under the senior secured credit facility. The interest rate swaps presented below are designated as cash flow hedges. The fair value of each interest rate swap is reflected as an asset or liability in the Consolidated Balance Sheets, reported as a component of other comprehensive income (loss) and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on derivative instruments representing hedge ineffectiveness are recognized in current earnings. The fair value of each interest rate swap is estimated as the net present value of their projected cash flows at the balance sheet date.

The details of these swaps are as follows:

In millions	Effective Date	Maturity Date	Notional Amount	Floating Rate Received by Avaya	Fixed Rate Paid by Avaya
5-year swap	November 26, 2007	November 26, 2012	$300	3-month LIBOR	4.591%
3-year swap	August 26, 2010	August 26, 2013	750	3-month LIBOR	1.160%
3-year swap	August 26, 2010	August 26, 2013	750	3-month LIBOR	1.135%

Notional amount—Total			$1,800

The following table summarizes the (gains) and losses of the interest rate contracts qualifying and designated as cash flow hedging instruments:

	Three months ended December 31,
In millions	2011	2010
(Gain) loss on interest rate swaps
Recognized in other comprehensive loss	$(10)	$(22)

Reclassified from accumulated other comprehensive income (loss) into interest expense	$8	$16

Recognized in operations (ineffective portion)	$—	$—

The Company expects to reclassify approximately $18 million from accumulated other comprehensive loss into expense in the next twelve months related to the Company’s interest rate swaps based on the projected borrowing rates as of December 31, 2011.

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

The gains and (losses) of the foreign currency forward contracts included in other income (expense), net were ($5) million and $8 million for the three months ended December 31, 2011 and 2010, respectively.

The following table summarizes the estimated fair value of derivatives:

In millions	December 31, 2011			September 30, 2011
Balance Sheet Location	Total	Foreign Currency Forward Contracts	Interest Rate Swaps	Total	Foreign Currency Forward Contracts	Interest Rate Swaps
Other current assets	$—	$—	$—	$1	$1	$—
Other current liabilities	(20)	(1)	(19)	(26)	(2)	(24)
Other non-current liabilities	(4)	—	(4)	(10)	—	(10)

Net Liability	$(24)	$(1)	$(23)	$(35)	$(1)	$(34)

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

Asset and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and September 30, 2011 were as follows:

	December 31, 2011
	Fair Value Measurements Using
In millions	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Non-Current Assets:
Investments	$10	$8	$2	$—

Other Current Liabilities:
Foreign currency forward contracts	$1	$—	$1	$—
Interest rate swaps	19	—	19	—

	$20	$—	$20	$—

Other Non-Current Liabilities:
Interest rate swaps	$4	$—	$4	$—

	September 30, 2011
	Fair Value Measurements Using
In millions	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Current Assets:
Foreign currency forward contracts	$1	$—	$1	$—

Other Non-Current Assets:
Investments	$11	$9	$2	$—

Other Current Liabilities:
Foreign currency forward contracts	$2	$—	$2	$—
Interest rate swaps	24	—	24	—

	$26	$—	$26	$—

Other Non-Current Liabilities:
Interest rate swaps	$10	$—	$10	$—

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

In connection with an acquisition completed by Parent in October 2011, the Company advanced $8 million to Parent in exchange for a note receivable. The note receivable is due October 2014 with interest at 1.63% per annum and is included in other assets in the Company’s Consolidated Balance Sheet. The estimated fair value of the note receivable at December 31, 2011 was $6 million and was determined based on a Level 2 input using discounted cash flow techniques.

The estimated fair values of the amounts borrowed under the Company’s financing arrangements at December 31, 2011 and September 30, 2011 were estimated based on a Level 2 input using quoted market prices in markets with insufficient volume.

The estimated fair values of the amounts borrowed under the Company’s credit agreements at December 31, 2011 and September 30, 2011 are as follows:

	December 31, 2011		September 30, 2011
In millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior secured term B-1 loans	$1,445	$1,377	$1,449	$1,298
Senior secured term B-3 loans	2,160	1,970	2,165	1,833
Senior secured notes	1,009	965	1,009	854
9.75% senior unsecured cash pay notes due 2015	700	632	700	511
10.125%/10.875% senior unsecured PIK toggle notes due 2015	834	758	834	612

Total	$6,148	$5,702	$6,157	$5,108

10. Income Taxes

The benefit for income taxes for the three months ended December 31, 2011 was $2 million, as compared to the provision for income taxes of $22 million for the three months ended December 31, 2010. The effective rate for the three months ended December 31, 2011 was 7.1% as compared to the effective tax rate of 13.9% for the three months ended December 31, 2010, and differs from the U.S. Federal tax rate primarily due to the effect of taxable income in non-U.S. jurisdictions and due to the valuation allowance established against the Company’s U.S. deferred tax assets.

11. Benefit Obligations

The Company sponsors non-contributory defined benefit pension plans covering a portion of its U.S. employees and retirees, and postretirement benefit plans for U.S. retirees that include healthcare benefits and life insurance coverage. The Company froze benefit accruals and additional participation in the pension and postretirement plan for its U.S. management employees effective December 31, 2003. Effective October 12, 2011 and November 18, 2011, the Company entered into a two-year contract extension of 2009 agreement with the Communications Workers of America (“CWA”) and the International Brotherhood of Electrical Workers (“IBEW”), respectively. With the contract extension, the contracts with the CWA and IBEW now terminate on June 7, 2014. The contract extension did not affect the level of pension and postretirement benefits available to U.S. employees of the Company who are represented by the CWA or IBEW (“represented employees”).

Certain non-U.S. operations have various retirement benefit programs covering substantially all of their employees. Some of these programs are considered to be defined benefit pension plans for accounting purposes.

The components of the pension and postretirement net periodic benefit cost for the three months ended December 31, 2011 and 2010 are provided in the table below:

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits - U.S.
	Three months ended December 31,		Three months ended December 31,		Three months ended December 31,
In millions	2011	2010	2011	2010	2011	2010
Components of Net Periodic Benefit Cost
Service cost	$2	$2	$2	$2	$1	$1
Interest cost	37	38	6	6	8	8
Expected return on plan assets	(43)	(44)	(1)	—	(3)	(3)
Amortization of unrecognized prior service cost	—	—	—	—	—	1
Amortization of previously unrecognized net actuarial loss	25	16	—	—	2	—

Net periodic benefit cost	$21	$12	$7	$8	$8	$7

The Company’s general funding policy with respect to its U.S. qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations. For the three month period ended December 31, 2011, the Company made contributions of $15 million to satisfy minimum statutory funding requirements. Estimated payments to satisfy minimum statutory funding requirements for the remainder of fiscal 2012 are $75 million.

The Company provides certain pension benefits for U.S. employees, which are not pre-funded, and certain pension benefits for non-U.S. employees, the majority of which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed or premiums are paid. For the three month period ended December 31, 2011, the Company made payments for these U.S. and non-U.S. pension benefits totaling $2 million and $4 million, respectively. Estimated payments for these U.S. and non-U.S. pension benefits for the remainder of fiscal 2012 are $5 million and $22 million, respectively.

During the first quarter of fiscal 2012, the Company contributed $12 million to the represented employees’ post-retirement health trust to fund current benefit claims and costs of administration in compliance with the terms of the 2009 agreements between the Company and the CWA and IBEW, as extended through June 7, 2014. Estimated contributions under the terms of the agreements are $38 million for the remainder of fiscal 2012.

The Company also provides certain retiree medical benefits for U.S. employees, which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed. For the three month period ended December 31, 2011, the Company made payments totaling $2 million for these retiree medical benefits. Estimated payments for these retiree medical benefits for the remainder of fiscal 2012 are $10 million.

12. Share-based Compensation

Avaya Holdings Corp.’s Amended and Restated 2007 Equity Incentive Plan (“2007 Plan”) governs the issuance of equity awards, including restricted stock units (“RSUs”) and stock options, to eligible plan participants. Key employees, directors, and consultants of the Company may be eligible to receive awards under the 2007 Plan. Each stock option, when vested and exercised, and each RSU, when vested, entitles the holder to receive one share of Parent’s common stock, subject to certain restrictions on their transfer and sale as defined in the 2007 Plan and related award agreements. As of December 31, 2011, Parent had authorized the issuance of up to 49,848,157 shares of its common stock under the 2007 Plan, in addition to 2,924,125 shares of common stock underlying certain continuation awards that were permitted to be issued at the time of the Merger. There remained 3,837,143 shares available for grant under the 2007 Plan as of December 31, 2011.

Option Awards

During the three months ended December 31, 2011, 1,317,714 time-based and 709,539 multiple-of-money options were granted in the ordinary course of business. All of the options have an exercise price of $4.40 per share and expire ten years from the date of grant or upon cessation of employment, in which event there are limited exercise provisions allowed for vested options.

Time-based options granted during the three months ended December 31, 2011 vest over their performance periods, generally four years. Compensation expense equal to the fair value of the option measured on the grant date is recognized utilizing graded attribution over the requisite service period.

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

The fair value of option awards is determined at the date of grant utilizing the Cox-Ross Rubinstein (“CRR”) binomial option pricing model which is affected by the fair value of Parent’s common stock as well as a number of complex and subjective assumptions. Expected volatility is based primarily on a combination of the Company’s peer group’s historical volatility and estimates of implied volatility of the Company’s peer group. The risk-free interest rate assumption was derived from reference to the U.S. Treasury Spot rates for the expected term of the stock options. The dividend yield assumption is based on Parent’s current intent not to issue a dividend under its dividend policy. The expected holding period assumption was estimated based on the Company’s historical experience.

For the three months ended December 31, 2011 and 2010, the Company recognized share-based compensation associated with options issued under the 2007 Plan of $2 million and $3 million, respectively, which is included in costs and operating expenses.

Restricted Stock Units

The Company has issued RSUs each of which represents the right to receive one share of Parent’s common stock when fully vested. The fair value of the RSUs is estimated by the Board of Directors on the respective dates of grant.

During the three months ended December 31, 2011, 685,000 RSUs were awarded in the ordinary course of business. The fair market value (as defined in the 2007 Plan) of these awards at the date of grant was $4.40 per share.

In addition, in December 2011, Parent and the Company appointed Mr. Gary Smith as an independent director to serve on their respective boards of directors and on Parent’s Audit and Compensation Committees. Upon his election, he received an initial grant of 79,546 RSUs, representing an inaugural grant of 45,455 RSUs and an annual equity grant of 34,091 RSUs. In addition, of his total annual retainer worth $120,000, based on his service on the board and his appointment as a member of the Audit and Compensation Committees, Mr. Smith elected to receive that retainer $60,000 in cash and $60,000 in RSUs (equaling 13,636 RSUs). All RSUs were awarded to Mr. Smith based upon the fair market value of Parent’s common stock on December 6, 2011, the date of grant, which was $4.40 per share. The RSUs were granted pursuant to the terms of the 2007 Plan and were fully vested on the date of grant. The shares underlying the RSUs will not be distributed to him until he ceases to serve on the board of directors.

On December 5, 2011, the Compensation Committee approved a plan to provide incentives to certain executive officers of the Company to continue to grow revenue in fiscal year 2012 (the “2012 Sales Incentive Program”). Under the terms of the 2012 Sales Incentive Program, effective December 6, 2011 the committee approved a grant to each program participant of the conditional right to receive a number of RSUs under Parent’s 2007 Plan upon the achievement of certain revenue objectives. All RSUs awarded under the 2012 Sales Incentive Program will be based upon the fair market value of Parent’s common stock on the date of grant.

The number of RSUs that a participating employee in the 2012 Sales Incentive Program will have the right to receive (subject to vesting requirements and the other terms and conditions of the applicable award agreement) will be determined based upon achievement of both of the following: (i) revenue targets for specific sales territories/divisions/product units (each, a “Performance Gateway”) and (ii) an overall revenue target for the Company. Achievement of targets under the 2012 Sales Incentive Program will be measured twice in fiscal year 2012, with a participating employee being able to earn half of his total opportunity based on results for the first half of fiscal year 2012 and the second half of his total opportunity based on results for the second half of fiscal year 2012. All RSU awards granted under the 2012 Sales Incentive Program will vest on December 6, 2013 for each program participant who achieves the performance objectives.

At December 31, 2011, there were 2,288,182 awarded RSUs outstanding under the 2007 Plan, of which 965,000 were fully vested. For the three months ended December 31, 2011 and 2010, the Company recognized share-based compensation associated with RSUs granted under the 2007 Plan of $1 million and less than $1 million, respectively.

13. Reportable Segments

Avaya conducts its business operations in three segments. Two of those segments, Global Communications Solutions (“GCS”) and Avaya Networking (“Networking”), make up Avaya’s product portfolio. The third segment contains Avaya’s services portfolio and is called Avaya Global Services (“AGS”).

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

Summarized financial information relating to the Company’s reportable segments is shown in the following table:

	Three months ended December 31,
In millions	2011	2010
REVENUE
Global Communications Solutions	$667	$645
Avaya Networking	82	78
Avaya Global Services	638	645
Unallocated Amounts (1)	—	(2)

	$1,387	$1,366

GROSS MARGIN
Global Communications Solutions	$400	$358
Avaya Networking	37	31
Avaya Global Services	313	303
Unallocated Amounts (1)	(46)	(73)

	704	619
OPERATING EXPENSES
Selling, general and administrative	433	461
Research and development	111	115
Amortization of intangible assets	56	56
Restructuring charges, net	21	22
Acquisition-related costs	1	4

	622	658

OPERATING INCOME (LOSS)	82	(39)
INTEREST EXPENSE AND OTHER INCOME, NET	(110)	(119)

LOSS BEFORE INCOME TAXES	$(28)	$(158)

(1)	Unallocated Amounts in Gross Margin include the amortization of technology intangible assets that are not identified with a specific segment. Unallocated Amounts in Revenue and Gross Margin also include the impacts of certain fair value adjustments recorded in purchase accounting in connection with the Merger.

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

Antitrust Litigation

In 2006, the Company instituted an action in the U.S. District Court, District of New Jersey, against defendants Telecom Labs, Inc., TeamTLI.com Corp. and Continuant Technologies, Inc. and subsequently amended its complaint to include certain individual officers of these companies as defendants. Defendants purportedly provide maintenance services to customers who have purchased or leased the Company’s communications equipment. The Company asserts in its amended complaint that, among other things, defendants, or each of them, have engaged in tortious conduct and/or violated federal intellectual property laws by improperly accessing and utilizing the Company’s proprietary software, including passwords, logins and maintenance service permissions, to perform certain maintenance services on the Company’s customers’ equipment. Defendants have filed counterclaims against the Company, alleging a number of tort claims and alleging that the Company has violated the Sherman Act’s prohibitions against anticompetitive conduct through the manner in which the Company sells its products and services. Defendants seek to recover the profits they claim they would have earned from maintaining Avaya’s products, and ask for injunctive relief prohibiting the conduct they claim is anticompetitive. Under the federal antitrust laws, defendants would be entitled to three times the amount of any actual damages awarded for lost profits plus attorney’s fees and costs. The parties have engaged in extensive discovery and motion practice to, among other things, amend and dismiss pleadings and compel and oppose discovery requests. A trial date originally set for September 2011 has been adjourned and no new date has been set by the court. In November 2011, defendant’s motion to dismiss Avaya’s Digital Millennium Copyright Act claims was granted in part and denied in part. In January 2011, Avaya’s motions to dismiss defendants’ counterclaims were granted in part and denied in part. At this point in the proceeding, expert discovery on the Company’s claims and the defendants’ surviving counter-claims continues. Therefore, at this time an outcome cannot be predicted and, as a result, the Company cannot be assured that this case will not have a material adverse effect on the manner in which it does business, its financial position, results of operations or cash flows.

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

Other

In October 2009, a former supplier in France, Combel, made a claim for improper termination of the Company’s relationship under French law seeking damages of at least €10 million and a provisional (interim) indemnity by the Company of €5 million. The Company disputes that Combel is entitled to any such damages and that it has not improperly terminated the relationship. In December 2010, the court rejected all claims of Combel based on the allegedly improper termination of the commercial relationship and only a claim with respect to the buyback of inventory remains open. To assess the value of the remaining inventory, the court appointed an expert. Combel filed an appeal against the Court decision. In November 2011, the Court of Appeals affirmed the lower court decision denying Combel’s improper termination claim and ordered Avaya to pay Combel an amount for the inventory buy back. The amount ordered is not material to Avaya’s financial position, results of operations or cash flows. At this time it is unclear whether either party will appeal the decision, and an outcome cannot be predicted. Therefore the Company cannot be assured that this case will not have a material adverse effect on its financial position, results of operations or cash flows.

In October 2009, a group of former employees of Avaya’s former Shreveport, Louisiana manufacturing facility brought suit in Louisiana state court, naming as defendants Alcatel-Lucent USA, Inc., Lucent Technologies Services Company, Inc., and AT&T Technologies, Inc. The former employees allege hearing loss due to hazardous noise exposure from the facility dating back over forty years, and stipulate that the total amount of each individual’s damages does not exceed fifty thousand dollars. In February 2010 plaintiffs amended their complaint to add the Company as a named defendant. There are 101 plaintiffs in the case. Defendants’ motion to dismiss plaintiffs’ complaint is pending. This matter is in the early phases of discovery. The Company cannot determine if this matter will have an effect on our business, or, if it does, whether its outcome will have a material adverse effect on our financial position, results of operations or cash flows.

General

We record accruals for legal contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made at this time regarding the matters specifically described above because the inherently unpredictable nature of legal proceedings may be exacerbated by various factors, including: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the proceeding is in its early stages; (iv) the matters present legal uncertainties; (v) there are significant facts in dispute; (vi) there are a large number of parties (including where it is uncertain how liability, if any, will be shared among multiple defendants); or (vii) there is a wide range of potential outcomes.

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

In millions
Balance as of September 30, 2011	$24
Reductions for payments and costs to satisfy claims	(5)
Accruals for warranties issued during the period	1

Balance as of December 31, 2011	$20

Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements

Letters of Credit

The Company has uncommitted credit facilities that vary in term totaling $46 million, of which the Company had entered into letters of credit totaling $44 million, as of December 31, 2011 for the purpose of obtaining third party financial guarantees, such as letters of credit which ensure the Company’s performance or payment to third parties. As of December 31, 2011, the Company had outstanding an aggregate of $117 million in irrevocable letters of credit under its committed and uncommitted credit facilities (including $73 million under its $535 million committed revolving credit facilities).

Surety Bonds

The Company arranges for the issuance of various types of surety bonds, such as license, permit, bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. These bonds vary in duration although most are issued and outstanding from three months to three years. These bonds are backed by $12 million of the Company’s letters of credit. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $21 million as of December 31, 2011. Historically, no surety bonds have been drawn upon.

Purchase Commitments and Termination Fees

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and to help assure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that allow them to produce and procure inventory based upon forecasted requirements provided by the Company. If the Company does not meet these specified purchase commitments, it could be required to purchase the inventory, or in the case of certain agreements, pay an early termination fee. Historically, the Company has not been required to pay a charge for not meeting its designated purchase commitments with these suppliers, but has been obligated to purchase certain excess inventory levels from its outsourced manufacturers due to actual sales of product varying from forecast and due to transition of manufacturing from one vendor to another. As of December 31, 2011, the maximum potential payment under these commitments was approximately $107 million.

The Company’s outsourcing agreements with its two most significant contract manufacturers expire in July and September 2013. After the initial term, the outsourcing agreements are automatically renewed for successive periods of twelve months each, subject to specific termination rights for the Company and the contract manufacturers. All manufacturing of the Company’s products is performed in accordance with either detailed requirements or specifications and product designs furnished by the Company, and is subject to rigorous quality control standards.

Product Financing Arrangements

The Company sells products to various resellers that may obtain financing from certain unaffiliated third-party lending institutions. For the Company’s product financing arrangement with resellers outside the U.S., in the event participating resellers default on their payment obligations to the lending institution, the Company is obligated under certain circumstances to guarantee repayment to the lending institution. The repayment amount fluctuates with the level of product financing activity. The guaranteed repayment amount was approximately $3 million as of December 31, 2011. The Company reviews and sets the maximum credit limit for each reseller participating in this financing arrangement. Historically, there have not been any guarantee repayments by the Company. The Company has estimated the fair value of this guarantee as of December 31, 2011, and has determined that it is not significant. There can be no assurance that the Company will not be obligated to repurchase inventory under this arrangement in the future.

Long-Term Cash Incentive Bonus Plan

The Parent has established a long-term incentive cash bonus plan (“LTIP”). Under the LTIP, the Parent will make cash awards available to compensate certain key employees upon the achievement of defined returns on the Sponsors’ initial investment in the Parent (a “triggering event”). The Parent has authorized LTIP awards covering a total of $60 million, of which $46 million in awards were outstanding as of December 31, 2011. The Company will begin to recognize compensation expense relative to the LTIP awards upon the occurrence of a triggering event (e.g., a sale or initial public offering). As of December 31, 2011, no compensation expense associated with the LTIP has been recognized.

Performance Guarantee

In connection with the sales of certain businesses, the Company has assigned its rights and obligations under several real estate leases to the acquiring companies (the “assignees”). The remaining terms of these leases vary from one year to four years. While the Company is no longer the primary obligor under these leases, the lessors have not completely released the Company from its obligations, and hold it secondarily liable in the event that the assignees default on these leases. The maximum potential future payments the Company could be required to make, if all of the assignees were to default as of December 31, 2011, would be approximately $1 million. The Company has assessed the probability of default by the assignees and has determined it to be remote.

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

15. Guarantor—Non Guarantor financial information

Borrowings by Avaya Inc. under the senior secured credit facility are jointly and severally, fully, and unconditionally guaranteed (subject to certain customary release provisions) by substantially all wholly owned U.S. subsidiaries of Avaya Inc. (collectively, the “Guarantors”) and Parent. The senior secured notes, the senior unsecured cash-pay notes and the senior unsecured PIK toggle notes issued by Avaya Inc. are jointly and severally, fully and unconditionally guaranteed by the Guarantors. None of the other subsidiaries of Avaya Inc., either directly or indirectly, guarantees the senior secured credit facility, the senior secured notes, the senior unsecured cash-pay notes or the senior unsecured PIK toggle notes (“Non-Guarantors”).

Avaya Inc. and each of the Guarantors are authorized to borrow under the senior secured asset-based credit facility. Borrowings under that facility are jointly and severally, fully, and unconditionally guaranteed by Avaya Inc. and the Guarantors (subject to certain customary release provisions). Additionally these borrowings are fully and unconditionally guaranteed by Parent.

The senior secured notes and the related guarantees are secured equally and ratably (other than with respect to real estate) with the senior secured credit facility and any future first lien obligations by (i) a first-priority lien on substantially all of the Avaya Inc.’s and the Guarantors’ assets, other than (x) any real estate and (y) collateral that secures the senior secured multi-currency asset based revolving credit facility on a first-priority basis (the “ABL Priority Collateral”), and (ii) a second-priority lien on the ABL Priority Collateral, subject to certain limited exceptions.

The following tables present the financial position, results of operations and cash flows of Avaya Inc., the Guarantors, the Non-Guarantors and Eliminations as of December 31, 2011 and 2010, and for the three months ended December 31, 2011 and 2010 to arrive at the information for Avaya Inc. on a consolidated basis.

Supplemental Condensed Consolidating Schedule of Operations

	Three months ended December 31, 2011
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$791	$96	$645	$(145)	$1,387

COST	376	67	385	(145)	683

GROSS MARGIN	415	29	260	—	704

OPERATING EXPENSES
Selling, general and administrative	199	23	211	—	433
Research and development	62	4	45	—	111
Amortization of intangible assets	51	1	4	—	56
Restructuring charges, net	7	—	14	—	21
Acquistion-related costs	1	—	—	—	1

	320	28	274	—	622

OPERATING INCOME (LOSS)	95	1	(14)	—	82

Interest expense	(105)	(3)	(1)	—	(109)
Other income (expense), net	1	—	(2)	—	(1)

LOSS BEFORE INCOME TAXES	(9)	(2)	(17)	—	(28)

Provision for (benefit from) income taxes	1	—	(3)	—	(2)
Equity in net loss of consolidated subsidiaries	(16)	—	—	16	—

NET LOSS	$(26)	$(2)	$(14)	$16	$(26)

Supplemental Condensed Consolidating Schedule of Operations

	Three months ended December 31, 2010
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$746	$110	$611	$(101)	$1,366

COST	424	98	326	(101)	747

GROSS MARGIN	322	12	285	—	619

OPERATING EXPENSES
Selling, general and administrative	208	23	230	—	461
Research and development	69	3	43	—	115
Amortization of intangible assets	51	1	4	—	56
Restructuring charges, net	7	—	15	—	22
Acquistion-related costs	1	—	3	—	4

	336	27	295	—	658

OPERATING LOSS	(14)	(15)	(10)	—	(39)

Interest expense	(123)	(5)	—	1	(127)
Other (expense) income, net	(5)	1	13	(1)	8

(LOSS) INCOME BEFORE INCOME TAXES	(142)	(19)	3	—	(158)

Provision for income taxes	6	—	16	—	22
Equity in net loss of consolidated subsidiaries	(32)	—	—	32	—

NET LOSS	$(180)	$(19)	$(13)	$32	$(180)

Supplemental Condensed Consolidating Balance Sheet

	December 31, 2011
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$120	$25	$200	$—	$345
Accounts receivable, net—external	322	32	395	—	749
Accounts receivable—internal	752	160	130	(1,042)	—
Inventory	149	4	126	—	279
Deferred income taxes, net	—	—	7	—	7
Other current assets	105	59	112	—	276
Internal notes receivable, current	1,413	32	(16)	(1,429)	—

TOTAL CURRENT ASSETS	2,861	312	954	(2,471)	1,656
Property, plant and equipment, net	235	25	120	—	380
Deferred income taxes, net	—	—	26	—	26
Intangible assets, net	1,806	35	188	—	2,029
Goodwill	4,096	—	10	—	4,106
Other assets	174	7	21	—	202
Investment in consolidated subsidiaries	(1,901)	(2)	27	1,876	—

TOTAL ASSETS	$7,271	$377	$1,346	$(595)	$8,399

LIABILITIES
Current liabilities:
Debt maturing within one year—external	$37	$—	$—	$—	$37
Debt maturing within one year—internal	35	367	1,027	(1,429)	—
Accounts payable—external	272	20	188	—	480
Accounts payable—internal	183	52	807	(1,042)	—
Payroll and benefit obligations	123	10	138	—	271
Deferred revenue	518	30	78	—	626
Business restructuring reserve, current portion	14	4	96	—	114
Other current liabilities	168	5	100	—	273

TOTAL CURRENT LIABILITIES	1,350	488	2,434	(2,471)	1,801

Long-term debt	6,111	—	—	—	6,111
Pension obligations	1,199	—	405	—	1,604
Other postretirement obligations	495	—	—	—	495
Deferred income taxes, net	171	—	1	—	172
Business restructuring reserve, non-current portion	16	4	28	—	48
Other liabilities	263	21	218	—	502

TOTAL NON-CURRENT LIABILITIES	8,255	25	652	—	8,932

TOTAL DEFICIENCY	(2,334)	(136)	(1,740)	1,876	(2,334)

TOTAL LIABILITIES AND DEFICIENCY	$7,271	$377	$1,346	$(595)	$8,399

Supplemental Condensed Consolidating Balance Sheet

	September 30, 2011
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$149	$12	$239	$—	$400
Accounts receivable, net—external	303	33	419	—	755
Accounts receivable—internal	646	179	103	(928)	—
Inventory	150	4	126	—	280
Deferred income taxes, net	—	—	8	—	8
Other current assets	98	68	108	—	274
Internal notes receivable, current	1,488	31	(16)	(1,503)	—

TOTAL CURRENT ASSETS	2,834	327	987	(2,431)	1,717
Property, plant and equipment, net	243	26	128	—	397
Deferred income taxes, net	—	—	28	—	28
Intangible assets, net	1,893	36	200	—	2,129
Goodwill	4,072	—	7	—	4,079
Other assets	170	8	18	—	196
Investment in consolidated subsidiaries	(1,898)	(9)	25	1,882	—

TOTAL ASSETS	$7,314	$388	$1,393	$(549)	$8,546

LIABILITIES
Current liabilities:
Debt maturing within one year—external	$37	$—	$—	$—	$37
Debt maturing within one year—internal	34	364	1,105	(1,503)	—
Accounts payable—external	260	20	185	—	465
Accounts payable—internal	178	66	684	(928)	—
Payroll and benefit obligations	123	14	186	—	323
Deferred revenue	528	31	80	—	639
Business restructuring reserve, current portion	13	4	113	—	130
Other current liabilities	244	4	104	—	352

TOTAL CURRENT LIABILITIES	1,417	503	2,457	(2,431)	1,946

Long-term debt	6,120	—	—	—	6,120
Pension obligations	1,219	—	417	—	1,636
Other postretirement obligations	502	—	—	—	502
Deferred income taxes, net	167	—	1	—	168
Business restructuring reserve, non-current portion	20	5	31	—	56
Other liabilities	247	22	227	—	496

TOTAL NON-CURRENT LIABILITIES	8,275	27	676	—	8,978

TOTAL DEFICIENCY	(2,378)	(142)	(1,740)	1,882	(2,378)

TOTAL LIABILITIES AND DEFICIENCY	$7,314	$388	$1,393	$(549)	$8,546

Supplemental Condensed Consolidating Schedule of Cash Flows

	Three months ended December 31, 2011
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net loss	$(26)	$(2)	$(14)	$16	$(26)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities	125	3	29	—	157
Changes in operating assets and liabilities	(187)	11	35	—	(141)
Equity in net loss of consolidated subsidiaries	16	—	—	(16)	—

NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(72)	12	50	—	(10)

INVESTING ACTIVITIES:
Capital expenditures	(5)	—	(9)	—	(14)
Capitalized software development costs	(12)	—	—	—	(12)
Acquisition of businesses, net of cash acquired	(1)	—	(3)	—	(4)
Proceeds from sale of long-lived assets and investments	4	—	—	—	4
Restricted cash	(1)	—	—	—	(1)
Advance to Parent	(8)	—	—	—	(8)
Other investing activities, net	(1)	—	—	—	(1)

NET CASH USED FOR INVESTING ACTIVITIES	(24)	—	(12)	—	(36)

FINANCING ACTIVITIES:
Repayment of long-term debt	(9)	—	—	—	(9)
Net borrowings (repayments) of intercompany debt	76	2	(78)	—	—
Other financing activities, net	—	(1)	—	—	(1)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	67	1	(78)	—	(10)

Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(29)	13	(39)	—	(55)
Cash and cash equivalents at beginning of period	149	12	239	—	400

Cash and cash equivalents at end of period	$120	$25	$200	$—	$345

Supplemental Condensed Consolidating Schedule of Cash Flows

	Three months ended December 31, 2010
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net loss	$(180)	$(19)	$(13)	$32	$(180)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities	152	3	6	—	161
Changes in operating assets and liabilities	(42)	19	(45)	—	(68)
Equity in net loss of consolidated subsidiaries	32	—	—	(32)	—

NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(38)	3	(52)	—	(87)

INVESTING ACTIVITIES:
Capital expenditures	(9)	—	(9)	—	(18)
Capitalized software development costs	(7)	(1)	—	—	(8)
Return of funds held in escrow from the NES acquisition	6	—	—	—	6
Proceeds from sale of long-lived assets	—	—	1	—	1

NET CASH USED FOR INVESTING ACTIVITIES	(10)	(1)	(8)	—	(19)

FINANCING ACTIVITIES:
Repayment of long-term debt	(12)	—	—	—	(12)
Net (repayments) borrowings of intercompany debt	(97)	8	89	—	—

NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(109)	8	89	—	(12)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(157)	10	28	—	(119)
Cash and cash equivalents at beginning of period	348	26	205	—	579

Cash and cash equivalents at end of period	$191	$36	$233	$—	$460

16. Restructuring Activities

On February 13, 2012, the Company presented the works council representing employees of certain of the Company’s German subsidiaries a proposal to eliminate approximately 320 positions. The proposal as presented would result in incremental costs of up to $72 million which consist of severance and employment benefits payments and includes, but is not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. Additionally in connection with this proposal, the Company expects to re-measure certain pension benefit plans and determine whether or not a curtailment charge should be recognized. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future and the costs of those actions could be material.

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

Our accompanying unaudited interim consolidated financial statements as of December 31, 2011 and for the three months ended December 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission, or the SEC, for interim financial statements, and should be read in conjunction with our consolidated financial statements and other financial information for the fiscal year ended September 30, 2011, which were included in our Annual Report on Form 10-K filed with the SEC on December 9, 2011. In our opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated.

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

We develop software and hardware products and offer related services that we market and sell directly and through our channel partners as part of our collaboration and communications solutions for large enterprises, small- and mid-sized businesses and government organizations. Our software delivers rich value-added applications for enterprise collaboration and communications, including messaging, telephony, voice, video and web conferencing, mobility and customer service. These applications operate on our own hardware, which includes a broad range of desk phones, servers and gateways, and LAN/WAN switching wireless access points and gateways, as well as on third-party devices, including desk phones, tablets and desktop PCs. In addition, our award-winning portfolio of services supports our products to help customers achieve enhanced business results both directly and indirectly through partners. We have a long track record of innovation and our customers historically have relied on us to deliver mission critical communications solutions. Market opportunities associated with our business collaboration and communications solutions include spending on unified communications (which includes, among others, enterprise telephony and messaging), contact center applications and data networking equipment, as well as spending on support and maintenance services to implement and support these tools, which were estimated to be a $78 billion market in 2011 in the aggregate.

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

On June 9, 2011, Parent filed with the SEC a registration statement on Form S-1 (as it may be amended from time to time, the “registration statement”) relating to a proposed initial public offering of its common stock. As contemplated in the registration statement, the net proceeds of the proposed offering are expected to be used to repay a portion of our long-term indebtedness, redeem Parent’s Series A preferred stock and pay certain amounts in connection with the termination of our management services agreement with affiliates of our Sponsors pursuant to its terms. The registration statement remains under review by the SEC and shares of common stock registered thereunder may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-Q and the pending registration statement shall not constitute an offer to sell or the solicitation of any offer to buy nor shall there be any sale of those securities in any State in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State. Further, there is no way to predict whether or not Parent will be successful in completing the offering as contemplated and if it is successful, we cannot be certain if, or how much of, the net proceeds will be used for the purposes identified above.

Refinancing of Debt

On February 11, 2011, we successfully completed a debt refinancing that deferred the maturity of $3.18 billion of senior secured loans. As part of the transaction, $2.2 billion outstanding par value of the senior secured term B-1 loans were converted into a new tranche of senior secured term B-3 loans, essentially extending the maturity of that indebtedness from October 26, 2014 to October 25, 2017, and $988 million par value of senior secured incremental term B-2 loans were repaid with the proceeds from a private placement of $1,009 million of senior secured notes, essentially extending the maturity of that indebtedness from October 26, 2014 to April 1, 2019.

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

Major Business Areas

Avaya conducts its business operations in three segments. Two of those segments, Global Communications Solutions (“GCS”) and Avaya Networking (“Networking”) (formerly known as Data Networking or Data), make up Avaya’s product portfolio. The third segment contains Avaya’s services portfolio and is called Avaya Global Services (“AGS”).

Our Products

Our products portfolio includes our infrastructure, unified communications applications, contact center applications and networking portfolios. These portfolios span a broad range of unified communications, collaboration, customer service, video and networking products designed to meet the diverse needs of small and mid-size businesses, as well as large enterprises. The majority of our portfolio comprises software products that reside on either a client or server. Client software resides on both our own and third-party devices, including desk phones, tablets, desktop PCs and mobile phones. Server-side software controls communication and collaboration for the enterprise, and delivers rich value-added applications such as messaging, telephony, voice, video and web conferencing, mobility and customer service. Hardware includes a broad range of desk phones, servers and gateways and LAN/WAN switching wireless access points and gateways. Highlights of our portfolio include:

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

Currently, the Avaya Flare Experience runs on the Avaya Desktop Video Device, an Android-based, video-enabled desktop collaboration endpoint for executive desktops or power communicators that can also perform as a customer kiosk. In addition, in January 2012 we announced the availability of Avaya Flare Communicator for iPad tablets. We are adapting the Avaya Flare software for other devices and operating systems such as Google Android tablets, Windows laptops and other consumer device classes and platforms. Overall, we believe our software-centric solutions are helping to enable customers to be more productive and compete more effectively by changing the way users collaborate.

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

Avaya IP Office

Avaya IP Office is our award-winning global flagship Small and Medium Enterprises, or SME communications, solution specially designed to meet communications challenges facing small and medium enterprises. Avaya IP Office is part of our infrastructure solutions portfolio. IP Office provides solutions that help simplify processes and streamline information exchange within systems. Communications capabilities can be added as needed, and IP Office connects to both traditional and the latest IP lines—to give growing companies flexibility and the ability to retain and leverage their existing investment. We recently unveiled the latest version of our communications solution for this market—Avaya IP Office 8.0—which introduces a range of advancements for improving collaboration, and which we believe will drive improved savings, user experiences and collaboration for a new generation of entrepreneurs, early-stage companies and mid-size firms.

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

We believe these capabilities are imperative given, among other things, the adoption of social media, smartphones and cloud-based applications. For example, our solutions are designed to allow a social network post to be picked up by the enterprise, combined with intelligence about account history and previous conversations, and finished in an audio or video call from the customer’s browser to the contact center. This solution enables agents to respond to their customers’ feedback in a highly personal and efficient manner. This ability to meet a customer’s need, in the manner that is relevant to that customer at any given time, is critical to our customers’ success. Providing this type of multi-modal, multi-channel customer experience management capability allows us to deliver a unique experience for our customers’ end clients.

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

Financial Results Summary

Our revenues for the three months ended December 31, 2011 increased 2% as compared to the three months of the corresponding period in the prior year, primarily as a result of greater demand for our contact center solutions, unified communications products and our new product offerings in data networking, partially offset by lower revenues resulting from customers reducing spending on maintenance contracts.

We earned operating income for the three months ended December 31, 2011 of $82 million as compared to an operating loss of $39 million for the three months ended December 31, 2010, an increase of $121 million. In addition to an increase in revenue, as described above, results include the continued benefit from cost savings initiatives in gross margin and the substantial completion of the integration of the operations of Avaya and NES.

Operating income (loss) for the three months ended December 31, 2011 and 2010 includes non-cash expenses for depreciation and amortization of $143 million and $168 million, respectively, and share-based compensation of $3 million for each of the periods. Operating income before non-cash depreciation and amortization and share-based compensation was $228 million and $132 million for the three months ended December 31, 2011 and 2010, respectively.

Our net loss for the three months ended December 31, 2011 and 2010 was $26 million and $180 million, respectively. The decrease in our net loss is primarily attributable to an increase in operating income as described above, as well as a decrease in income taxes and interest expense, for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.

Results From Operations

Three Months Ended December 31, 2011 Compared with Three Months Ended December 31, 2010

Revenue

Our revenue for the three months ended December 31, 2011 and 2010 was $1,387 million and $1,366 million, respectively, an increase of $21 million or 2%. The following table sets forth a comparison of revenue by portfolio:

	Three months ended December 31,
	2011	2010	Mix		Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact
Dollars in millions			2011	2010
GCS	$667	$645	48%	47%	3%	4%
Purchase accounting adjustments	—	(1)	0%	0%	(1)	(1)
Networking	82	78	6%	6%	5%	5%

Total product revenue	749	722	54%	53%	4%	4%
AGS	638	645	46%	47%	-1%	-1%
Purchase accounting adjustments	—	(1)	0%	0%	(1)	(1)

Total service revenue	638	644	46%	47%	-1%	0%

Total revenue	$1,387	$1,366	100%	100%	2%	2%

(1)	Not meaningful

GCS revenue for the three months ended December 31, 2011 and 2010 was $667 million and $645 million, respectively. GCS revenue increased $22 million or 3% primarily due to an increase in sales volume associated with new product offerings within our contact center applications and infrastructure solutions portfolios. The new product offerings in our infrastructure solutions portfolio are predominantly attributable to the additional functionality created by our Avaya Aura technology. These increases were partially offset by the decrease in revenues to small and medium-sized businesses.

Networking revenue for the three months ended December 31, 2011 and 2010 was $82 million and $78 million, respectively, an increase of $4 million or 5%. The increase is primarily a result of an increase in demand for our new product offerings, primarily in EMEA. This increase was partially offset by a decrease in sales of our ethernet switching product in the U.S.

AGS revenue for the three months ended December 31, 2011 and 2010 was $638 million and $645 million, respectively. AGS revenue decreased $7 million or 1% primarily due to a decrease in sales of maintenance contracts, partially offset by an increase in professional and implementation services. As a result of the increase in product revenues, associated revenues for certain product support and professional services have increased.

The following table sets forth a comparison of revenue by location:

	Three months ended December 31,
	2011	2010	Mix		Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact
Dollars in millions			2011	2010
U.S.	$748	$754	54%	55%	-1%	-1%
International:
Germany	133	132	9%	10%	1%	2%
EMEA (excluding Germany)	232	233	17%	17%	0%	0%

Total EMEA	365	365	26%	27%	0%	1%
APAC—Asia Pacific	126	117	9%	9%	8%	7%
Americas International—Canada and
Latin America	148	130	11%	9%	14%	16%

Total International	639	612	46%	45%	4%	5%

Total revenue	$1,387	$1,366	100%	100%	2%	2%

Revenue in the U.S. for the three months ended December 31, 2011 and 2010 was $748 million and $754 million, respectively, a decrease of $6 million or 1%. The decrease was primarily due to lower support services revenues and lower sales of our data networking products, partially offset by higher sales associated with contact center applications. The decreases were particularly noticeable in the government sector, as the U.S. government spending was affected as the federal government budget negotiations continued. Revenue in EMEA for the three months ended December 31, 2011 remained flat as compared to results for the three months ended December 31, 2010 primarily as a result of an increase in sales of our new data networking product offerings, offset by lower sales to small and medium-sized businesses and of phone devices. Within EMEA, revenue in Germany remained relatively flat due to an increase in our infrastructure solutions portfolio, partially offset by a decline in our rental base as lease renewals are typically at lower rates, which is expected to continue for the remainder of fiscal year 2012. Revenue in APAC for the three months ended December 31, 2011 and 2010 was $126 million and $117 million, respectively, an increase of $9 million or 8%. The increase is attributable to higher revenue related to maintenance contracts and sales of unified communications products. Revenue in Americas International for the three months ended December 31, 2011 and 2010 was $148 million and $130 million, respectively, an increase of $18 million or 14%. The increase is attributable to an increase in sales volume across our product lines including data networking, as well as an increase in revenue related to support services.

We continue to expand our market coverage by investing in the indirect channel, which includes our partners worldwide, consisting of system integrators, service providers, value-added resellers and business partners that provide sales and services support.

The following table sets forth a comparison of revenue from sales of products by channel:

	Three months ended December 31,
	2011	2010	Mix		Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact
Dollars in millions			2011	2010
Direct	$167	$174	22%	24%	-4%	-4%
Indirect	582	548	78%	76%	6%	6%

Total sales of products	$749	$722	100%	100%	4%	4%

The percentage of product sales through the indirect channel increased by 2 percentage points to 78% in the first quarter of fiscal 2012 as compared to 76% in the corresponding period in fiscal 2011. Due to higher volume discounts, sales through the indirect channel generally generate lower gross margins than direct sales. However, our use of the indirect channel lowers selling expenses and allows us to reach more end users.

Gross Margin

The following table sets forth a comparison of gross margin by segment:

	Three months ended December 31,
	2011	2010	Percent of Revenue		Change
Dollars in millions			2011	2010
GCS margin	$400	$358	60.0%	55.5%	$42	12%
Networking margin	37	31	45.1%	39.7%	6	19%
AGS margin	313	303	49.1%	47.0%	10	3%
Amortization of technology intangible assets and the impact of purchase accounting adjustments	(46)	(73)	(1)	(1)	27	(1)

Total gross margin	$704	$619	50.8%	45.3%	$85	14%

(1)	Not meaningful

Gross margin for the three months ended December 31, 2011 and 2010 was $704 million and $619 million, respectively, an increase of $85 million or 14%. The increase is attributable to increased sales volumes and increased gross margin percentage. The gross margin percentage increased to 50.8% for the three months ended December 31, 2011 from 45.3% for the three months ended December 31, 2010. The increase in gross margin percentage is primarily due to higher gross margin percentages in each of our segments, as well as the impact of lower amortization of technology intangible assets on higher sales volume.

GCS gross margin for the three months ended December 31, 2011 and 2010 was $400 million and $358 million, respectively. GCS gross margin increased $42 million or 12% primarily due to the increase in sales volume driven by new product offerings particularly for our unified communications products and contact center applications, better pricing with our contract manufacturers and the success of our gross margin improvement initiatives which focused on lowering transportation costs, warranty costs and product design costs. The GCS gross margin percentage increased to 60.0% for the three months ended December 31, 2011 from 55.5% for the three months ended December 31, 2010. The increase in gross margin percentage is primarily due to better pricing with our contract manufacturers and the success of our gross margin improvement initiatives.

For the three months ended December 31, 2011 and 2010, Networking gross margin was $37 million and $31 million, and gross margin percentage was 45.1% and 39.7%, respectively. The increases in Networking gross margin and gross margin percentage were due to higher revenues which leveraged our fixed costs, new product offerings which have more favorable gross margin percentages and design cost reductions on existing products.

AGS gross margin for the three months ended December 31, 2011 and 2010 was $313 million and $303 million, and gross margin percentage was 49.1% and 47.0%, respectively. The increases in AGS gross margin and gross margin percentage are primarily due to the continued benefit from cost savings initiatives, which include productivity improvements from reducing the workforce and relocating positions to lower-cost geographies. The increase in AGS gross margin was also due to an increase in professional and implementation services revenue.

Total gross margin for the three months ended December 31, 2011 and 2010 included the effect of the amortization of acquired technology intangibles related to the acquisition of NES and the Merger.

Operating expenses

	Three months ended December 31,
	2011	2010	Percent of Revenue		Change
Dollars in millions			2011	2010
Selling, general and administrative	$433	$461	31.2%	33.7%	$(28)	-6%
Research and development	111	115	8.0%	8.4%	(4)	-3%
Amortization of intangible assets	56	56	4.0%	4.1%	—	0%
Restructuring charges, net	21	22	1.5%	1.6%	(1)	-5%
Acquisition-related costs	1	4	0.1%	0.3%	(3)	-75%

Total operating expenses	$622	$658	44.8%	48.1%	$(36)	-5%

SG&A expenses for the three months ended December 31, 2011 and 2010 were $433 million and $461 million, respectively, a decrease of $28 million. The decrease was primarily due a reduction in integration-related costs related to the acquisition of the NES business. Integration-related costs were $5 million and $34 million for the three months ended December 31, 2011 and 2010, respectively. In fiscal 2011, integration-related costs primarily represent third-party consulting fees and other administrative costs associated with consolidating and coordinating the operations of Avaya and NES. These costs were incurred in connection with, among other things, the on-boarding of NES personnel, developing compatible IT systems and internal processes, and developing and implementing a strategic operating plan to enable a smooth transition with minimal disruption to NES customers. Such costs include fees paid to certain Nortel-controlled entities for logistic and other support functions being performed on a temporary basis pursuant to a transition services agreement which expired in June 2011. For the three months ended December 31, 2011, integration-related costs are primarily associated with continuing to develop compatible IT systems.

R&D expenses for the three months ended December 31, 2011 and 2010 were $111 million and $115 million, respectively, a decrease of $4 million. Although our R&D spend was flat for the three months ended December 31, 2011 and 2010, due to the timing in the development cycles of our product development portfolio, we capitalized a greater portion of our R&D spend during the current period pursuant to authoritative accounting guidance. Capitalized software development costs for the three months ended December 31, 2011 and 2010 were $12 million and $8 million, respectively, an increase of $4 million. Because the projects in our product development portfolio at December 31, 2011 were generally further along in the development cycle than those at December 31, 2010, we capitalized a greater portion of our current period R&D spend. Therefore, although current R&D expense is lower, aggregated R&D expense and capitalized software development costs was $123 million in each of the three months ended December 31, 2011 and 2010.

Amortization of intangible assets was $56 million for the three months ended December 31, 2011 and 2010.

Restructuring charges, net, for the three months ended December 31, 2011 and 2010 were $21 million and $22 million, respectively, a decrease of $1 million. During fiscal 2011 and 2010, we continued our focus on controlling costs. In response to the global economic climate, we began implementing additional initiatives designed to streamline our operations and generate cost savings. These initiatives include exiting facilities and reducing the workforce or relocating positions to lower cost geographies. During the first quarter of fiscal 2012, the Company continued to identify opportunities to streamline operations and generate cost savings which include exiting facilities and eliminating employee positions. Restructuring charges recorded during the three months ended December 31, 2011 include employee separation costs of $20 million and lease obligations of $1 million. Employee separation costs are primarily associated with employee severance actions in the U.S., Germany, the United Kingdom, and Canada. The headcount reduction and related payments identified in these actions are expected to be completed in fiscal 2012. Restructuring charges recorded during the three months ended December 31, 2010 include employee separation costs of $13 million and lease obligations of $9 million and primarily include costs associated with involuntary employee severance actions in EMEA and the U.S. and facilities vacated during the quarter primarily located in Germany and the U.S. The Company remains focused on its efforts to streamline operations, generate cost savings and eliminate overlapping processes and expenses. For example, on February 13, 2012, the Company presented the works council representing employees of certain of the Company’s German subsidiaries a proposal to eliminate approximately 320 positions. The proposal as presented would result in incremental costs of up to $72 million which consist of severance and employment benefits payments and includes, but is not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. Additionally in connection with this proposal, the Company expects to re-measure certain pension benefit plans and determine whether or not a curtailment charge should be recognized. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future and the costs of those actions could be material.

Acquisition-related costs for the three months ended December 31, 2011 and 2010 were $1 million and $4 million, respectively, and include third-party legal and other costs related to NES and other business acquisitions in fiscal 2012 and 2011.

Operating Income (Loss)

For the three months ended December 31, 2011, operating income was $82 million compared to an operating loss of $39 million for the three months ended December 31, 2010, an increase of $121 million.

Operating income (loss) for the three months ended December 31, 2011 and 2010 includes non-cash expenses for depreciation and amortization of $143 million and $168 million, respectively, and share-based compensation of $3 million for each of the periods. Operating income before non-cash depreciation and amortization and share-based compensation was $228 million and $132 million for the three months ended December 31, 2011 and 2010, respectively.

Interest Expense

Interest expense for the three months ended December 31, 2011 and 2010 was $109 million and $127 million, respectively, which includes non-cash interest expense of $6 million and $18 million, respectively. Non-cash interest expense for the three months ended December 31, 2011 includes (1) amortization of debt issuance costs and (2) accretion of debt discount attributable to our senior secured term B-3 loans which were issued on February 11, 2011 as a result of the modification to certain provisions of the senior secured credit facility. Non-cash interest expense for the three months ended December 31, 2010 includes: (1) amortization of debt issuance costs and (2) accretion of debt discount attributable to our senior secured incremental term B-2 loans issued in connection with the Acquisition.

Cash interest expense for the three months ended December 31, 2011 decreased $6 million. The decrease was a result of the impact of the issuance of the senior secured notes and the related repayment of the senior secured incremental B-2 loans combined with the expiration of certain unfavorable interest rate swap contracts. The senior secured notes bear interest at a lower rate per annum than the previously outstanding senior secured incremental term B-2 loans. This decrease was partially offset by an increase in interest expense due to the impact of the amendment and restatement of the senior secured credit facility. The amendment and restatement of the senior secured credit facility resulted in the creation of a new tranche of senior secured B-3 loans which bear interest at a higher rate per annum than the senior secured term B-1 loans that they replaced. See Note 7, “Financing Arrangements” to our unaudited interim consolidated financial statements for further details on the amendment and extension of the senior secured credit facility and the issuance of the senior secured notes.

Other (Expense) Income, Net

Other expense, net, for the three months ended December 31, 2011 was $1 million as compared to other income, net of $8 million for the three months ended December 31, 2010. This difference primarily represents net foreign currency transaction losses of $1 million during the three months ended December 31, 2011 and net foreign currency transaction gains of $8 million during the three months ended December 31, 2010.

(Benefit from) Provision for Income Taxes

The benefit from income taxes for the three months ended December 31, 2011 was $2 million as compared to a provision for income taxes of $22 million for the three months ended December 31, 2010. The effective rate for the three months ended December 31, 2011 was 7.1% as compared to the effective tax rate of 13.9% for the three months ended December 31, 2010 and differs from the U.S. Federal tax rate primarily due to the effect of taxable income in non-U.S. jurisdictions and due to the valuation allowance established against the Company’s U.S. deferred tax assets.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $55 million to $345 million at December 31, 2011 from $400 million at September 30, 2011. Our existing cash balance generated by operations and borrowings available under our credit facility are our primary sources of short-term liquidity. Based on our current level of operations, we believe these sources will be adequate to meet our liquidity needs for at least the next 12 months. As part of our analysis, we have assessed the implications of recent financial events on our current business and determined that these market conditions have not affected our ability to meet our obligations as they come due in the ordinary course of business and have not had a significant impact on our liquidity as of December 31, 2011. However, we cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under our credit facilities in an amount sufficient to enable us to repay our indebtedness, including the notes, or to fund our other liquidity needs.

Sources and Uses of Cash

A condensed statement of cash flows for the three months ended December 31, 2011 and 2010 follows:

	Three months ended December 31,
In millions	2011	2010
Net cash (used for) provided by:
Net loss	$(26)	$(180)
Adjustments to net loss for non-cash items	157	161
Changes in operating assets and liabilities	(141)	(68)

Operating activities	(10)	(87)
Investing activities	(36)	(19)
Financing activities	(10)	(12)
Effect of exchange rate changes on cash and cash equivalents	1	(1)

Net decrease in cash and cash equivalents	(55)	(119)
Cash and cash equivalents at beginning of period	400	579

Cash and cash equivalents at end of period	$345	$460

Operating Activities

Cash used for operating activities was $10 million and $87 million for the three months ended December 31, 2011 and 2010, respectively. The change in cash used for operating activities was primarily due to improved operating results driven by higher sales, higher gross margins, cost reductions associated with our cost savings initiatives and lower integration costs, partially offset by the changes in our operating assets and liabilities.

The changes in our operating assets and liabilities resulted in a net decrease in cash and cash equivalents of $141 million for the three months ended December 31, 2011. The net decrease was driven by the payment of accrued interest, payments associated with our business restructuring reserves and payments associated with our employee incentive programs.

The changes in our operating assets and liabilities resulted in a net decrease in cash and cash equivalents of $68 million for the three months ended December 31, 2010. The net decrease was primarily driven by the timing of the payment of accrued interest, payments associated with our business restructuring reserves and a decrease in foreign exchange contracts due to the settlement of foreign exchange contracts and changes in foreign currency exchange rates. These decreases in our cash balances were partially offset by improvements in the collections of our accounts receivable combined with increases in cash due to the timing of payment of accounts payable.

Investing Activities

Cash used for investing activities was $36 million and $19 million for the three months ended December 31, 2011 and 2010, respectively. Cash used for investing activities for the three months ended December 31, 2011 included capital expenditures and capitalized software development costs of $14 million and $12 million, respectively. Further, the Company advanced $8 million to Parent in exchange for a note receivable, the proceeds of which were used by Parent to partially fund an acquisition. Once the acquisition was complete, Parent immediately merged the acquired entity with and into the Company, with the Company surviving the merger. Also included in cash used for investing activities is $4 million for other acquisitions, as well as $4 million of cash proceeds for the sale of long-lived assets. Cash used for investing activities for the three months ended December 31, 2010 included capital expenditures and capitalized software development costs of $18 million and $8 million, respectively. Further, during the first quarter of fiscal 2011, the Company and Nortel agreed on a final purchase price of $933 million for the acquisition of NES and we received $6 million representing all remaining amounts due to Avaya from funds held in escrow.

Financing Activities

Net cash used for financing activities was $10 million and $12 million for the three months ended December 31, 2011 and 2010, respectively, which primarily represents payments of long-term debt, as well as capital lease payments.

Future Cash Requirements

Our primary future cash requirements will be to fund debt service, capital expenditures, restructuring payments and benefit obligations. In addition, we may use cash in the future to make strategic acquisitions.

Specifically, we expect our primary cash requirements for the remainder of fiscal 2012 to be as follows:

•

Debt service—We expect to make payments of $278 million during the remainder of fiscal 2012 for principal and interest associated with our long-term debt, as refinanced. We will also make payments associated with our interest rate swaps used to reduce the Company’s exposure to variable-rate interest payments. Currently, we do not foresee the need to repatriate earnings of foreign subsidiaries in order to make our scheduled debt payments. The maturity of the senior secured term B-3 loans will automatically become due July 26, 2015 unless (i) the total net leverage ratio as tested on such date based upon the most recent financial statements provided to the lenders under the senior secured credit facility is no greater than 5.0 to 1.0 or (ii) on or prior to such date, either (x) an initial public offering shall have occurred or (y) at least $750 million in aggregate principal amount of Avaya Inc.’s existing senior unsecured cash-pay notes and/or senior unsecured PIK toggle notes have been repaid or refinanced or their maturity has been extended to a date no earlier than 91 days after October 26, 2017.

•	Capital expenditures—We expect to spend approximately $123 million for capital expenditures and capitalized software development costs during the remainder of fiscal 2012.

•

Restructuring payments—We expect to make payments of approximately $121 million during the remainder of fiscal 2012 for employee separation costs and lease termination obligations associated with restructuring actions we have implemented through December 31, 2011.

•

Benefit obligations—We estimate we will make payments under our pension and postretirement obligations totaling $150 million. These payments include: $75 million to satisfy the minimum statutory funding requirements of our U.S. qualified plans, $5 million of payments under our U.S. benefit plans which are not pre-funded, $22 million under our non-U.S. benefit plans which are predominately not pre-funded, $38 million under our U.S. retiree medical benefit plan which is not pre-funded and $10 million under the 2009 Agreement for represented retirees to post-retirement health trusts. See discussion in Note 11, “Benefit Obligations” to our unaudited interim consolidated financial statements for further details of our benefit obligations.

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

Future Sources of Liquidity

We expect our primary source of cash to be positive cash flows provided by operating activities. We expect that profitable revenues and continued focus on accounts receivable, inventory management and cost containment will enable us to generate positive cash from operating activities. Further, we continue to focus on cost reductions and have initiated restructuring plans during fiscal 2012 designed to reduce overhead and provide cash savings.

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

On June 9, 2011, Parent filed with the SEC a registration statement on Form S-1 (as it may be amended from time to time, the “registration statement”) relating to a proposed initial public offering of its common stock. As contemplated in the registration statement, the net proceeds of the proposed offering are expected to be used to repay a portion of our long-term indebtedness, redeem Parent’s Series A preferred stock and pay certain amounts in connection with the termination of our management services agreement with affiliates of our Sponsors pursuant to its terms. The registration statement remains under review by the SEC and shares of common stock registered thereunder may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-Q and the pending registration statement shall not constitute an offer to sell or the solicitation of any offer to buy nor shall there be any sale of those securities in any State in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State. Further, there is no way to predict whether or not Parent will be successful in completing the offering as contemplated and if it is successful, we cannot be certain if, or how much of, the net proceeds will be used for the purposes identified above.

Based on past performance and current expectations, we believe that our existing cash and cash equivalents of $345 million as of December 31, 2011 and future cash provided by operating activities will be sufficient to meet our future cash requirements for at least the next 12 months. Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Debt Ratings

As of December 31, 2011, we had a long-term corporate family rating of B3 with a stable outlook from Moody’s and a corporate credit rating of B- with a stable outlook from Standard & Poor’s. Our ability to obtain additional external financing and the related cost of borrowing may be affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies.

Credit Facilities

In connection with the Merger on October 26, 2007, we entered into borrowing arrangements with several financial institutions, certain of which arrangements were amended December 18, 2009 in connection with the Acquisition and amended on February 11, 2011 in connection with the refinancing. Long-term debt under our borrowing arrangements includes a senior secured credit facility consisting of term loans and a revolving credit facility, a senior secured multi-currency asset based revolving credit facility, senior secured notes and senior unsecured notes. On August 8, 2011, the Company amended the terms of the multi-currency revolvers available under its senior secured credit facility and its senior secured multi-currency asset-based revolving credit facility to extend the final maturity of each from October 26, 2013 to October 26, 2016. All other terms and conditions of the senior secured credit facility and the senior secured multi-currency asset-based revolving credit facility remain unchanged. We are not in default under the senior secured credit facility, the indentures governing our notes or our senior secured multi-currency asset-based revolving credit facility. See Note 7, “Financing Arrangements,” to our unaudited interim consolidated financial statements for further details.

Critical Accounting Policies and Estimates

Management has reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K filed with the SEC on December 9, 2011 and determined that there were no significant changes to our critical accounting policies in the three months ended December 31, 2011 except for recently adopted accounting guidance as discussed in Note 2, “Recent Accounting Pronouncements” to our unaudited interim consolidated financial statements. Also, there were no significant changes in our estimates associated with those policies.

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

The unaudited reconciliation of net loss, which is a GAAP measure, to EBITDA and Adjusted EBITDA is presented below:

	Three months ended December 31,
(In millions)	2011	2010
Net loss	$(26)	$(180)
Interest expense	109	127
Interest income	(1)	(1)
(Benefit from) provision for income taxes	(2)	22
Depreciation and amortization	143	168

EBITDA	223	136
Impact of purchase accounting adjustments (a)	—	(1)
Restructuring charges, net	21	22
Sponsors’ fees (b)	2	2
Acquisition-related costs (c)	1	4
Integration-related costs (d)	5	48
Non-cash share-based compensation	3	3
Write-down of assets held for sale to net realizable value	—	1
Loss on investments and sale of long-lived assets, net	1	—
Loss (gain) on foreign currency transactions	1	(8)
Pension/OPEB/nonretirement postemployment benefits and long-term disability costs (e)	22	15

Adjusted EBITDA	$279	$222

(a)	The impact of purchase accounting adjustments represents the net adjustments to eliminate the impact of certain purchase accounting adjustments recorded as a result of the acquisition of NES and the Merger.
(b)	Sponsors’ fees represent monitoring fees payable to affiliates of the Sponsors pursuant to a management services agreement entered into at the time of the Merger.
(c)	Acquisition-related costs include legal and other costs related to NES and other acquisitions.
(d)	Integration-related costs primarily represent third-party consulting fees and other administrative costs associated with consolidating and coordinating the operations of Avaya and NES. In fiscal 2012, the costs primarily relate to developing compatible IT systems and internal processes. In fiscal 2011, these costs were incurred in connection with, among other things, the on-boarding of NES personnel, developing compatible IT systems and internal processes and developing and implementing a strategic operating plan to help enable a smooth transition with minimal disruption to NES customers. Integration-related costs also include fees paid to certain Nortel-controlled entities for logistics and other support functions being performed on a temporary basis pursuant to a transition services agreement.
(e)	Represents that portion of our pension costs, other post-employment benefit costs and non-retirement post-employment benefit costs representing the amortization of prior service costs and net actuarial gains/losses associated with these employment benefits.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this report, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	our ability to develop and sell advanced communications products and services, including unified communications, data networking solutions and contact center applications;

•	the market for our products and services, including unified communications solutions;

•	our ability to remain competitive in the markets we serve;

•	economic conditions and the willingness of enterprises to make capital investments;

•	our reliance on our indirect sales channel;

•	the ability to protect our intellectual property and avoid claims of infringement;

•	the ability to retain and attract key employees;

•	our degree of leverage and its effect on our ability to raise additional capital and to react to changes in the economy or our industry;

•	our ability to manage our supply chain and logistics functions;

•	liquidity and our access to capital markets;

•	risks relating to the transaction of business internationally;

•	our ability to effectively integrate acquired businesses into ours;

•	an adverse result in any significant litigation, including antitrust, intellectual property or employment litigation;

•	our ability to maintain adequate security over our information systems;

•	environmental, health and safety laws, regulations, costs and other liabilities;

•	climate change; and

•	pension and post-retirement healthcare and life insurance liabilities.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risk” in Avaya’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 filed with the SEC on December 9, 2011. As of December 31, 2011, there has been no material change in this information.

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

There have been no material changes during the quarterly period ended December 31, 2011 to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information.

Pursuant to Section 15(d) of the Securities Exchange Act of 1934, the Company’s obligations to file periodic and current reports ended as of October 1, 2010. Nevertheless, the Company continues to file periodic reports and current reports with the SEC voluntarily to comply with the terms of the indentures governing its senior secured notes and senior unsecured notes.

During the period covered by this Form 10-Q, no events took place that were required to be disclosed in a report on Form 8-K, but not reported.

Item 6.	Exhibits.

Exhibit Number

31.1	Certification of Kevin J. Kennedy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Anthony J. Massetti pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kevin J. Kennedy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Anthony J. Massetti pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Avaya Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at December 31, 2011 and September 30, 2011, (ii) Consolidated Statement of Operations for the three months ended December 31, 2011 and 2010 (iii) Consolidated Statements of Cash Flows for the three months ended December 31, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements (Unaudited)*

*	Pursuant to Rule 406 T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAYA INC.

By:	/s/ KEVIN J. MACKAY
Kevin J. MacKay Vice President, Controller & Chief Accounting Officer (Principal Accounting Officer)

February 13, 2012