Form 10-Q
period 2012-03-31
AVAYA INC
filed 2012-05-15
CIK 1116521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 14, 2012, 100 shares of Common Stock, $.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Avaya Inc.

Consolidated Statements of Operations (Unaudited)

(In millions)

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
REVENUE
Products	$637	$757	$1,386	$1,479
Services	620	633	1,258	1,277

	1,257	1,390	2,644	2,756

COSTS
Products:
Costs (exclusive of amortization of technology intangible assets)	280	343	591	675
Amortization of technology intangible assets	49	66	99	133
Services	315	339	637	687

	644	748	1,327	1,495

GROSS MARGIN	613	642	1,317	1,261

OPERATING EXPENSES
Selling, general and administrative	414	470	847	931
Research and development	117	121	228	236
Amortization of intangible assets	56	56	112	112
Restructuring charges, net	90	42	111	64
Acquisition-related costs	2	—	3	4

	679	689	1,301	1,347

OPERATING (LOSS) INCOME	(66)	(47)	16	(86)

Interest expense	(108)	(113)	(217)	(240)
Loss on extinguishment of debt	—	(246)	—	(246)
Other (expense) income, net	(12)	(7)	(13)	1

LOSS BEFORE INCOME TAXES	(186)	(413)	(214)	(571)
(Benefit from) provision for income taxes	(24)	19	(26)	41

NET LOSS	$(162)	$(432)	$(188)	$(612)

The accompanying notes to consolidated financial statements are an integral part of these statements.

Avaya Inc.

Consolidated Balance Sheets (Unaudited)

(In millions, except per share and shares amounts)

	March 31, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$355	$400
Accounts receivable, net	745	755
Inventory	274	280
Deferred income taxes, net	7	8
Other current assets	330	274

TOTAL CURRENT ASSETS	1,711	1,717

Property, plant and equipment, net	364	397
Deferred income taxes, net	30	28
Intangible assets, net	1,939	2,129
Goodwill	4,093	4,079
Other assets	194	196

TOTAL ASSETS	$8,331	$8,546

LIABILITIES
Current liabilities:
Debt maturing within one year	$37	$37
Accounts payable	472	465
Payroll and benefit obligations	265	323
Deferred revenue	643	639
Business restructuring reserve, current portion	141	130
Other current liabilities	342	352

TOTAL CURRENT LIABILITIES	1,900	1,946

Long-term debt	6,102	6,120
Pension obligations	1,590	1,636
Other postretirement obligations	488	502
Deferred income taxes, net	176	168
Business restructuring reserve, non-current portion	46	56
Other liabilities	507	496

TOTAL NON-CURRENT LIABILITIES	8,909	8,978

Commitments and contingencies

DEFICIENCY
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,728	2,692
Accumulated deficit	(4,080)	(3,892)
Accumulated other comprehensive loss	(1,126)	(1,178)

TOTAL DEFICIENCY	(2,478)	(2,378)

TOTAL LIABILITIES AND DEFICIENCY	$8,331	$8,546

The accompanying notes to consolidated financial statements are an integral part of these statements.

Avaya Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six months ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(188)	$(612)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	286	335
Share-based compensation	5	6
Amortization of debt issuance costs	11	11
Accretion of debt discount	1	17
Repayment of B-2 term loans related to cumulative accretion of debt discount	—	(50)
Non-cash charge for debt issuance costs upon redemption of incrementatl B-2 term loans	—	5
Third-party fees expensed in connection with the debt modification	—	9
Provision for uncollectible receivables	2	2
Deferred income taxes, net	5	8
Loss (gain) on sale of investments and long-lived assets, net	3	(1)
Unrealized loss (gain) on foreign currency exchange	11	(29)
Changes in operating assets and liabilities:
Accounts receivable	25	62
Inventory	8	(73)
Accounts payable	5	52
Payroll and benefit obligations	(69)	3
Business restructuring reserve	4	(28)
Deferred revenue	(8)	(9)
Other assets and liabilities	(70)	(57)

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	31	(349)

INVESTING ACTIVITIES:
Capital expenditures	(38)	(35)
Capitalized software development costs	(19)	(14)
Acquisition of businesses, net of cash acquired	(4)	(14)
Return of funds held in escrow from the NES acquisition	—	6
Proceeds from sale of long-lived assets and investments	8	3
Restricted cash	—	24
Advance to Parent	(8)	—
Other investing activities, net	(2)	—

NET CASH USED FOR INVESTING ACTIVITIES	(63)	(30)

FINANCING ACTIVITIES:
Repayment of B-2 term loans	—	(696)
Debt issuance and modification costs	—	(42)
Proceeds from senior secured notes	—	1,009
Repayment of long-term debt	(19)	(22)
Other financing activities, net	(1)	(1)

NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(20)	248

Effect of exchange rate changes on cash and cash equivalents	7	5

NET DECREASE IN CASH AND CASH EQUIVALENTS	(45)	(126)
Cash and cash equivalents at beginning of period	400	579

Cash and cash equivalents at end of period	$355	$453

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

Avaya sells solutions directly and through its channel partners. As of March 31, 2012, Avaya had approximately 10,700 channel partners worldwide, including system integrators, service providers, value-added resellers and business partners that provide sales and service support.

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

Basis of Presentation

The consolidated financial statements include the accounts of Avaya Inc. and its subsidiaries. The accompanying unaudited interim consolidated financial statements as of March 31, 2012 and for the three and six months ended March 31, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements, and should be read in conjunction with the consolidated financial statements and other financial information for the fiscal year ended September 30, 2011, which were included in the Company’s Annual Report on Form 10-K filed with the SEC on December 9, 2011. The condensed balance sheet as of September 30, 2011 was derived from the Company’s audited financial statements. The significant accounting policies used in preparing these unaudited interim consolidated financial statements are the same as those described in Note 2 to those audited consolidated financial statements except for recently adopted accounting guidance as discussed in Note 2 “Recent Accounting Pronouncements” of these unaudited interim consolidated financial statements. In management’s opinion, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated.

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

Goodwill Impairment Test

In December 2010, the FASB issued revised guidance on when a company should perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. This guidance requires that for reporting units with zero or negative carrying amounts, a company is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. This accounting guidance became effective for the Company beginning October 1, 2011 and did not have a material impact on the Company’s consolidated financial statements or financial statement disclosures.

Fair Value Measures

In May 2011, the FASB issued revised guidance which is intended to achieve common fair value measurement and disclosure guidance in GAAP and International Financial Reporting Standards. The majority of the changes represent a clarification to existing GAAP. Additionally, the revised guidance includes expanded disclosure requirements. This accounting guidance became effective for the Company beginning in the second quarter of fiscal year 2012 and did not have a material impact on the Company’s consolidated financial statements or financial statement disclosures.

Recent Accounting Guidance Not Yet Effective

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

In December 2011, the FASB issued guidance which requires additional disclosures about financial instruments and derivative instruments that are either (1) offset in accordance with FASB Accounting Standards Codification (“ASC”) 210-20 “Balance Sheet - Offsetting” or (2) subject to an enforceable master netting arrangement or similar agreement. This accounting guidance is effective for the Company beginning in fiscal year 2014 and is not expected to have a material impact on the Company’s financial statement disclosures.

3. Business Combinations

RADVISION Ltd.

On March 14, 2012, the Company entered into an agreement to acquire RADVISION Ltd. (“Radvision”), a leading provider of videoconferencing and telepresence technologies over IP and wireless networks, for approximately $230 million in cash. The acquisition is expected to be completed during the Company’s third quarter of fiscal 2012, and will allow Avaya to provide customers a highly integrated and interoperable suite of cost-effective, easy to use, high-definition video collaboration products with the ability to plug and play multiple mobile devices.

The Company entered into a Merger Agreement (the “Radvision Merger Agreement”), by and among the Company, Sonic Acquisition Ltd., an Israeli corporation (“Radvision Merger Sub”), and Radvision Ltd. (the “Acquiree”), an Israeli corporation, whereby Radvision Merger Sub will merge with and into the Acquiree (the “Radvision Merger”) on the terms and subject to the conditions set forth in the Radvision Merger Agreement.

Under the terms and conditions of the Radvision Merger Agreement, at the effective time and as a result of the Radvision Merger, (i) each ordinary share of the Acquiree, nominal value of ten Israeli Agorot (NIS 0.10) per share (the “Shares”), issued and outstanding immediately prior to the effective time and not owned by the Company, Radvision Merger Sub or the Acquiree will be converted into the right to receive $11.85 in cash (the “Radvision Merger Consideration”) and (ii) each option to purchase Shares that is outstanding, vested and exercisable immediately prior to the effective time will be converted into the right to receive an amount in cash equal to the Radvision Merger Consideration less the exercise price of such option. The Company anticipates paying aggregate consideration of approximately $230 million to holders of the Acquiree’s shares and options. The consummation of the Radvision Merger is subject to various conditions, including but not limited to, (i) the representations and warranties with respect to certain matters (including with respect to organization, standing and power of Radvision and its subsidiaries, share capital of Radvision and Radvision’s subsidiaries, and authority, execution, delivery and enforceability of the Radvision Merger Agreement) being true and correct as of the closing date of the Radvision Merger without any exceptions for materiality, certain other representations and warranties (including representations with respect to taxes and extensive representations with respect to intellectual property) being true and correct as of the closing date of the Radvision Merger in all material respects and the remaining representations and warranties being true and correct as of the closing date of the Radvision Merger, subject to other materiality exceptions, (ii) receipt of certain regulatory approvals, and (iii) approval of Radvision Merger by the Acquiree’s shareholders. The Radvision Merger Agreement also contains a “no solicitation” provision regarding the Acquiree and its representatives limiting in certain circumstances their ability to seek competing proposals. In addition, it contains customary termination rights in the favor of each of the Company and the Acquiree, which provide for the payment of termination fees in certain circumstances.

On April 30, 2012, the Acquiree issued a press release announcing that its shareholders had approved the Radvision Merger. The purchase price of the acquisition and the payment of the related fees and expenses (including integration expenses that are anticipated to be incurred) are expected to be funded with a capital contribution from Parent and Avaya’s existing cash.

Other Acquisitions

During fiscal years 2012 and 2011, the Company completed several other acquisitions primarily to enhance the Company’s technology portfolio. In October 2011, Parent completed a $31 million acquisition and immediately merged the acquired entity with and into the Company, with the Company surviving the merger. In connection with this acquisition, the Company advanced $8 million to Parent in exchange for a note receivable due October 2014 with interest at 1.63% per annum. The Company recognized $31 million of contributed capital associated with this merger. The aggregate purchase price of the acquisitions completed by the Company and Parent was $36 million during the six months ended March 31, 2012. On January 3, 2011, the Company acquired all outstanding shares of Konftel AB (“Konftel”), for $14 million in cash consideration, inclusive of a working capital adjustment.

Konftel is a Swedish-based vendor of conference room terminals, offering analog, internet protocol, soft, cellular, and session initiation protocol terminals.

The acquisitions have been accounted for under the acquisition method, which requires an allocation of the purchase price of the acquired entity to the assets acquired and liabilities assumed based on their estimated fair values from a market-participant perspective at the date of acquisition. The allocation of the purchase price for the acquisitions completed during the six months ended March 31, 2012 as reflected within these consolidated financial statements is based on the best information available to management at the time these consolidated financial statements were issued and is provisional pending the completion of the valuation analysis of the assets and liabilities of each acquisition. During the measurement period (which is not to exceed one year from the acquisition date), the Company will be required to retrospectively adjust the provisional amounts recognized to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Further, during the measurement period, the Company is also required to recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date.

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

Intangible assets include acquired technologies of $20 million during the six months ended March 31, 2012. The acquired technologies are being amortized over a weighted average useful life of five years, on a straight-line basis. No in-process research and development was acquired in the acquisitions.

The excess of the purchase price over the preliminary assessment of the net tangible and intangible assets acquired during the six months ended March 31, 2012 resulted in goodwill of $16 million. The premiums paid by the Company and Parent in the transactions are largely attributable to the acquisition of assembled workforces and the synergies and economies of scale provided to a market participant, particularly as it pertains to marketing efforts and customer base. None of the goodwill is deductible for tax purposes.

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

March 31, 2012

During the three months ended March 31, 2012, the Company experienced a decline in revenue as compared to the same period of the prior year and sequential quarters. This revenue decline has impacted the Company’s forecasts for the remainder of fiscal 2012. As a result of these events, the Company determined that an interim impairment test of its long-lived assets and goodwill should be performed.

The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to that reporting unit. The Company estimated the fair value of each reporting unit using an income approach which values the unit based on the future cash flows expected from that reporting unit. Future cash flows are based on forward-looking information regarding market share and costs for each reporting unit and are discounted using an appropriate discount rate. Future discounted cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. In step one of the test, a market approach was used as a reasonableness test but was not given significant weighting in the final determination of fair value. The discounted cash flow model used in the Company’s income approach relies on assumptions regarding revenue growth rates, gross margin percentages, projected working capital needs, selling, general and administrative expenses, research and development expenses, business restructuring costs, capital expenditures, income tax rates, discount rates and terminal growth rates. To estimate fair value, the Company discounts the expected cash flows of each reporting unit. The discount rate Avaya uses represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of its model, Avaya uses a terminal value approach. Under this approach, Avaya uses the estimated cash flows in the final year of its models and applies a perpetuity growth assumption and discount by a perpetuity discount factor to determine the terminal value. Avaya incorporates the present value of the resulting terminal value into its estimate of fair value.

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

These valuations reflect the additional market risks, lower discount rates and the updated sales forecasts for the Company’s reporting units based off of the current quarter results. Specifically, the valuations at March 31, 2012 and September 30, 2011, were prepared assuming, among other things, discount rates of 11.5% and 12% and long-term growth rates of 3% and 3%, respectively. These key assumptions, along with other assumptions for lower short-term revenue growth rates, increased restructuring charges and changes in other operating costs and expenses resulted in lower estimated values for the Company’s reporting units. The adverse effect of these changes in assumptions was further compounded for the remainder of fiscal year 2012 and beyond, as the growth rate assumptions were applied to the Company’s actual results through March 31, 2012, which were below the levels estimated in September 2011. The Company does not believe that the historical results for the six months ended March 31, 2012 are indicative of its future operating results.

Using the revised valuations at March 31, 2012 and the valuation approach described above, the results of step one of the goodwill impairment test indicated that although the estimated fair values of each reporting unit were lower at March 31, 2012 when compared to September 30, 2011, their respective book values did not exceed their estimated fair values and therefore no impairment existed. However, if market conditions continue to deteriorate, or if the Company is unable to execute on its cost reduction efforts and other strategies, it may be necessary to record impairment charges in the future.

March 31, 2011

The Company determined that no events occurred or circumstances changed during the six months ended March 31, 2011 that would indicate that the fair value of a reporting unit may be below its carrying amount.

Intangible Assets

Intangible assets include acquired technology, customer relationships, trademarks and trade-names and other intangibles. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five to fifteen years.

Acquired technology and patents do not include capitalized software development costs. Unamortized capitalized software developments costs of $59 million and $58 million at March 31, 2012 and September 30, 2011, respectively, are included in other assets.

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

March 31, 2012

Prior to the goodwill testing discussed above, the Company tested its intangible assets with indefinite lives and other long-lived assets as of March 31, 2012. Using the revised forecasts as of March 31, 2012, the Company performed step one of the impairment test of long-lived assets with finite lives. Although the revised forecasts provided for lower cash flows, in each case the revised undiscounted cash flows for each asset group were in excess of their respective net book values and therefore no impairment was identified. GAAP requires that the fair value of intangible assets with indefinite lives be compared to the carrying value of those assets. In situations where the carrying value exceeds the fair value of the intangible asset, an impairment loss equal to the difference is recognized. The Company estimates the fair value of its indefinite-lived intangible assets using an income approach; specifically, based on discounted cash flows. Although the estimated fair values of the Company’s tradenames and trademarks were lower at March 31, 2012 when compared to September 30, 2011, their respective book values did not exceed their estimated fair values and therefore no impairment existed. However, if market conditions continue to deteriorate, it may be necessary to record impairment charges in the future.

March 31, 2011

The Company determined that no events occurred or circumstances changed during the six months ended March 31, 2011 that would indicate that its intangible assets with indefinite lives and other long-lived assets may be impaired.

5. Supplementary Financial Information

Consolidated Statements of Operations Information

	Three months ended March 31,		Six months ended March 31,
In millions	2012	2011	2012	2011
OTHER (EXPENSE) INCOME, NET
Interest income	$1	$1	$2	$2
(Loss) gain on foreign currency transactions	(11)	1	(12)	9
Costs incurred in connection with debt modification	—	(9)	—	(9)
Other, net	(2)	—	(3)	(1)

Total other (expense) income, net	$(12)	$(7)	$(13)	$1

COMPREHENSIVE LOSS
Net loss	$(162)	$(432)	$(188)	$(612)
Other comprehensive income (loss):
Pension, postretirement and postemployment benefit-related items, net of tax of $9 and $18 for the three and six months ended March 31, 2012 and $13 for the three and six months ended March 31, 2011	14	2	28	18
Cumulative translation adjustment	2	(16)	15	(21)
Unrealized gain (loss) on term loan interest rate swap, net of tax of $0 and $4 for the three and six months ended March 31, 2012 and $12 for the three and six months ended March 31, 2011	—	(4)	6	18
Unrealized loss on investments reclassified into earnings, net of tax of $1 and $2 for the three and six months ended March 31, 2012 and $0 for the three and six months ended March 31, 2011	1	1	3	1
Net gain on investments reclassified into earnings	(1)	—	—	—

Total comprehensive loss	$(146)	$(449)	$(136)	$(596)

6. Business Restructuring Reserves and Programs

Fiscal 2012 Restructuring Program

During the first six months of fiscal 2012, the Company continued to identify opportunities to streamline operations and generate cost savings which include exiting facilities and eliminating employee positions. Restructuring charges recorded during fiscal year 2012 associated with these initiatives include employee separation costs primarily associated with employee severance actions in Germany, as well as the US, Europe, Middle East and Africa (“EMEA”) excluding Germany and Canada. Employee separation charges include $80 million of severance and employee benefits related to the proposal the Company presented to the German works council to eliminate 327 positions. Although the headcount reductions identified in this action have not been completed, the Company expects the reductions to be completed by December 2012 and related payments to be completed in fiscal 2013. The payments related to the headcount reductions for the other action taken, globally, excluding Germany, are expected to be completed in 2014. As the Company continues to evaluate and identify additional operational synergies, additional cost saving opportunities may be identified.

In millions	Employee Separation Costs	Lease Obligations	Total
2012 restructuring charges	$106	$3	$109
Cash payments	(16)	(1)	(17)

Balance as of March 31, 2012	$90	$2	$92

Fiscal 2011 Restructuring Program

During fiscal 2011, the Company identified opportunities to streamline operations and generate cost savings which included exiting facilities and eliminating employee positions. Restructuring charges recorded during fiscal 2011 associated with these initiatives included employee separation costs primarily associated with employee severance actions in Germany, as well as other EMEA countries and the U.S. Employee separation charges included $56 million associated with an agreement reached with the German Works Council representing employees of certain of Avaya’s German subsidiaries for the elimination of 210 employee positions. Severance and employment benefits payments associated with this program are expected to be completed in fiscal 2014, and include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities are expected to continue through fiscal year 2020.

The following table summarizes the components of the fiscal 2011 restructuring program during the six months ended March 31, 2012:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of October 1, 2011	$101	$24	$125
Cash payments	(71)	(4)	(75)
Adjustments (1)	(1)	1	—
Impact of foreign currency fluctuations	—	(2)	(2)

Balance as of March 31, 2012	$29	$19	$48

(1)	Included in adjustments are changes in estimates, whereby all increases and decreases in costs related to the fiscal 2011 restructuring program are recorded to the restructuring charges line item in operating expenses in the period of the adjustment.

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

The following table summarizes the components of the fiscal 2010 restructuring program during the six months ended March 31, 2012:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of October 1, 2011	$5	$14	$19
Cash payments	(5)	(4)	(9)
Adjustments (1)	1	—	1
Impact of foreign currency fluctuations	1	1	2

Balance as of March 31, 2012	$2	$11	$13

(1)	Included in adjustments are changes in estimates, whereby all increases and decreases in costs related to the fiscal 2010 restructuring program are recorded to the restructuring charges line item in operating expenses in the period of the adjustment.

Fiscal 2009 Restructuring Program

During fiscal 2009, as a response to the global economic downturn, the Company began implementing initiatives designed to streamline the operations of the Company and generate cost savings, which include exiting facilities and separating or relocating employees. Restructuring charges recorded during fiscal 2009 associated with these initiatives included employee separation costs primarily associated with involuntary personnel reductions in Germany, as well as other EMEA countries and the U.S. The payments related to headcount reductions identified in this program are expected to be completed in fiscal 2018. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities are expected to continue through fiscal 2020.

The following table summarizes the components of the fiscal 2009 restructuring program during the six months ended March 31, 2012:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of October 1, 2011	$3	$3	$6
Cash payments	(2)	(1)	(3)
Adjustments (1)	1	—	1
Impact of foreign currency fluctuations	(1)	—	(1)

Balance as of March 31, 2012	$1	$2	$3

(1)	Included in adjustments are changes in estimates, whereby all increases and decreases in costs related to the fiscal 2009 restructuring program are recorded to the restructuring charges line item in operating expenses in the period of the adjustment.

Fiscal 2008 Restructuring Reserve

In connection with the Merger, Avaya’s management and board of directors developed various plans and initiatives designed to streamline the operations of the Company and generate cost savings, which included exiting facilities and separating or relocating employees. As a result, the Company recorded $251 million of liabilities associated with involuntary employee severance actions and $79 million established for future lease payments on properties expected to be closed or consolidated as part of these initiatives. These amounts include the remaining payments associated with the restructuring reserves of periods prior to the Merger. The payments related to the headcount reductions associated with this restructuring reserve are expected to be completed in fiscal 2018. Cash payments associated with the lease obligations, net of sub-lease income, are expected to continue through 2020.

The following table summarizes the components of this reserve during the six months ended March 31, 2012:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of October 1, 2011	$6	$30	$36
Cash payments	—	(2)	(2)
Adjustments (1)	(1)	(2)	(3)
Impact of foreign currency fluctuations	(1)	1	—

Balance as of March 31, 2012	$4	$27	$31

(1)	Included in adjustments are changes in estimates, whereby all increases in costs related to the fiscal 2008 restructuring program are recorded to the restructuring charges line item in operating expenses in the period of the adjustment and decreases in costs are recorded as adjustments to goodwill, as these reserves relate to actions taken prior to the Company’s adoption of ASC 805, “Business Combinations.”

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

In millions	March 31, 2012	September 30, 2011
Senior secured term B-1 loans	$1,442	$1,449
Senior secured term B-3 loans	2,154	2,165
Senior secured notes	1,009	1,009
9.75% senior unsecured cash pay notes due 2015	700	700
10.125%/10.875% senior unsecured PIK toggle notes due 2015	834	834

	6,139	6,157
Debt maturing within one year	(37)	(37)

Long-term debt	$6,102	$6,120

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

On August 8, 2011, the Company amended the terms of the senior secured multi-currency revolver to extend the final maturity from October 26, 2013 to October 26, 2016. All other terms and conditions of the senior secured credit facility remain unchanged. As of March 31, 2012 there were no amounts outstanding under the senior secured multi-currency revolver.

As a result of the refinancing transaction, the term loans outstanding under the senior secured credit facility include term B-1 loans and term B-3 loans with remaining face values as of March 31, 2012 (after all principal payments to date) of $1,442 million and $2,162 million, respectively. The Company is required to make scheduled quarterly principal payments under the term B-1 loans and the term B-3 loans, equal to $10 million in the aggregate.

As of March 31, 2012 affiliates of Silver Lake held $49 million and $123 million in outstanding principal amounts of term B-1 loans and term B-3 loans, respectively. As of September 30, 2011 affiliates of Silver Lake held $54 million and $123 million in outstanding principal amounts of term B-1 loans and term B-3 loans, respectively.

As of March 31, 2012 affiliates of TPG held $68 million in outstanding principal amounts of term B-1 loans. As of September 30, 2011 affiliates of TPG held $119 million in outstanding principal amounts of term B-1 loans.

Senior Unsecured Notes

The Company has issued $700 million of senior unsecured cash-pay notes and $750 million of senior unsecured PIK toggle notes, each due November 1, 2015. The interest rate for the cash-pay notes is fixed at 9.75% and the interest rates for the cash interest and PIK interest portions of the PIK-toggle notes are fixed at 10.125% and 10.875%, respectively. The Company may prepay the senior unsecured notes commencing November 1, 2011 at 104.875% of the cash pay note and at 105.0625% of PIK toggle note principal amount, which decreases to 102.4375% and 102.5313%, respectively, on November 1, 2012 and to 100% of each on or after November 1, 2013. Upon the occurrence of specific kinds of changes of control, the Company will be required to make an offer to purchase the senior unsecured notes at 101% of their principal amount. If the Company or any of its restricted subsidiaries engages in certain asset sales, under certain circumstances the Company will be required to use the net proceeds to make an offer to purchase the senior unsecured notes at 100% of their principal amount. Substantially all of the Company’s U.S. 100%-owned subsidiaries are guarantors of the senior unsecured notes.

For the periods May 1, 2009 through October 31, 2009 and November 1, 2009 through April 30, 2010, the Company elected to pay interest in kind on its senior PIK toggle notes. PIK interest of $41 million and $43 million was added, for these periods, respectively, to the principal amount of the senior unsecured notes effective November 1, 2009 and May 1, 2010, respectively, and will be payable when the senior unsecured notes become due. For the periods of May 1, 2010 through October 31, 2010, November 1, 2010 through April 30, 2011, and May 1, 2011 to October 31, 2011 the Company elected to make such payments in cash interest. Under the terms of these notes, after November 1, 2011 the Company is required to make all interest payments on the senior unsecured PIK toggle notes entirely in cash.

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

At March 31, 2012 and September 30, 2011, there were no borrowings under this facility. At both March 31, 2012 and September 30, 2011 there were $75 million of letters of credit issued in the ordinary course of business under the senior secured asset-based credit facility resulting in remaining availability of $252 million.

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

The Company’s senior secured credit facility, senior secured multi-currency asset-based revolving credit facility, and indentures governing its senior secured notes, senior unsecured cash-pay notes and senior unsecured PIK toggle notes contain a number of covenants that, among other things and subject to certain exceptions, restrict the

Company’s ability and the ability of certain of its subsidiaries to: (a) incur or guarantee additional debt and issue or sell certain preferred stock; (b) pay dividends on, redeem or repurchase capital stock; (c) make certain acquisitions or investments; (d) incur or assume certain liens; (e) enter into transactions with affiliates; (f) merge or consolidate with another company; (g) transfer or otherwise dispose of assets; (h) redeem subordinated debt; (i) incur obligations that restrict the ability of the Company’s subsidiaries to make dividends or other payments to the Company or Parent; and (j) create or designate unrestricted subsidiaries. They also contain customary affirmative covenants and events of default.

As of March 31, 2012 and September 30, 2011, the Company was not in default under its senior secured credit facility, the indenture governing its senior secured notes, the indenture governing its senior unsecured notes or its senior secured multi-currency asset-based revolving credit facility.

The weighted average interest rate of the Company’s outstanding debt as of March 31, 2012 was 6.1% excluding the impact of the interest rate swaps described in Note 8, “Derivatives and Other Financial Instruments”.

Annual maturities of long-term debt for the next five years ending September 30 and thereafter consist of:

In millions
Remainder of fiscal 2012	$19
2013	38
2014	38
2015	1,442
2016	1,542
2017 and thereafter	3,068

Total	$6,147

Capital Lease Obligations

Included in other liabilities at March 31, 2012 is $22 million of capital lease obligations, primarily associated with an office facility assumed in the acquisition of NES.

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

The details of these swaps are as follows:

In millions	Effective Date	Maturity Date	Notional Amount	Floating Rate Received by Avaya	Fixed Rate Paid by Avaya
5-year swap	November 26, 2007	November 26, 2012	$300	3-month LIBOR	4.591%
3-year swap	August 26, 2010	August 26, 2013	750	3-month LIBOR	1.160%
3-year swap	August 26, 2010	August 26, 2013	750	3-month LIBOR	1.135%

Notional amount—Total			$1,800

The following table summarizes the (gains) and losses of the interest rate contracts qualifying and designated as cash flow hedging instruments:

	Three months ended March 31,		Six months ended March 31,
In millions	2012	2011	2012	2011
Loss on interest rate swaps
Recognized in other comprehensive loss	$—	$(8)	$(10)	$(30)

Reclassified from accumulated other comprehensive loss into interest expense	$5	$9	$13	$25

Recognized in operations (ineffective portion)	$—	$—	$—	$—

The Company expects to reclassify approximately $18 million from accumulated other comprehensive loss into expense in the next twelve months related to the Company’s interest rate swaps based on the projected borrowing rates as of March 31, 2012.

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

The gains and (losses) of the foreign currency forward contracts included in other income (expense), net were less than $1 million and $5 million for the three months ended March 31, 2012 and 2011, respectively, and $(5) million and $(3) million for the six months ended March 31, 2012 and 2011, respectively.

The following table summarizes the estimated fair value of derivatives:

In millions	March 31, 2012			September 30, 2011
Balance Sheet Location	Total	Foreign Currency Forward Contracts	Interest Rate Swaps	Total	Foreign Currency Forward Contracts	Interest Rate Swaps
Other current assets	$1	$1	$—	$1	$1	$—
Other current liabilities	(20)	(1)	(19)	(26)	(2)	(24)
Other non-current liabilities	(4)	—	(4)	(10)	—	(10)

Net Liability	$(23)	$—	$(23)	$(35)	$(1)	$(34)

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

Level 2: Inputs that reflect quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3: Inputs that are unobservable to the extent that observable inputs are not available for the asset or liability at the measurement date.

Asset and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and September 30, 2011 were as follows:

	March 31, 2012
	Fair Value Measurements Using
In millions	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Current Assets:
Foreign currency forward contracts	$1	$—	$1	$—

Other Non-Current Assets:
Investments	$7	$5	$2	$—

Other Current Liabilities:
Foreign currency forward contracts	$1	$—	$1	$—
Interest rate swaps	19	—	19	—

	$20	$—	$20	$—

Other Non-Current Liabilities:
Interest rate swaps	$4	$—	$4	$—

	September 30, 2011
	Fair Value Measurements Using
In millions	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Current Assets:
Foreign currency forward contracts	$1	$—	$1	$—

Other Non-Current Assets:
Investments	$11	$9	$2	$—

Other Current Liabilities:
Foreign currency forward contracts	$2	$—	$2	$—
Interest rate swaps	24	—	24	—

	$26	$—	$26	$—

Other Non-Current Liabilities:
Interest rate swaps	$10	$—	$10	$—

Interest Rate Swaps

Interest rate swaps classified as Level 2 assets and liabilities are priced using discounted cash flow techniques which are corroborated by using non-binding market prices. Significant inputs to the discounted cash flow model include projected future cash flows based on projected 3-month LIBOR rates, and the average margin for companies with similar credit ratings and similar maturities. These are classified as Level 2 as they are not actively traded and are valued using pricing models that use observable market inputs.

Foreign Currency Forward Contracts

Foreign currency forward contracts classified as Level 2 assets and liabilities are priced using quoted market prices for similar assets or liabilities in active markets.

Investments

Investments classified as Level 2 assets and liabilities are priced using quoted market prices for identical assets which are subject to infrequent transactions (i.e. a less active market).

Fair Value of Financial Instruments

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximate carrying values because of the short-term nature of these instruments.

In connection with an acquisition completed by Parent in October 2011, the Company advanced $8 million to Parent in exchange for a note receivable. The note receivable is due October 2014 with interest at 1.63% per annum and is included in other assets in the Company’s Consolidated Balance Sheet. The estimated fair value of the note receivable at March 31, 2012 was $7 million and was determined based on a Level 2 input using discounted cash flow techniques.

The estimated fair values of the amounts borrowed under the Company’s financing arrangements at March 31, 2012 and September 30, 2011 were estimated based on a Level 2 input using quoted market prices for the Company’s debt which is subject to infrequent transactions (i.e. a less active market).

The estimated fair values of the amounts borrowed under the Company’s credit agreements at March 31, 2012 and September 30, 2011 are as follows:

	March 31, 2012		September 30, 2011
In millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior secured term B-1 loans	$1,442	$1,399	$1,449	$1,298
Senior secured term B-3 loans	2,154	2,083	2,165	1,833
Senior secured notes	1,009	1,009	1,009	854
9.75% senior unsecured cash pay notes due 2015	700	693	700	511
10.125%/10.875% senior unsecured PIK toggle notes due 2015	834	830	834	612

Total	$6,139	$6,014	$6,157	$5,108

10. Income Taxes

The benefit from income taxes for the three months ended March 31, 2012 was $24 million, as compared to the provision for income taxes of $19 million for the three months ended March 31, 2011. The effective rate for the three months ended March 31, 2012 was 12.9% as compared to the effective tax rate of 4.6% for the three months ended March 31, 2011, and differs from the U.S. Federal tax rate primarily due to the effect of taxable income in non-U.S. jurisdictions and due to the valuation allowance established against the Company’s U.S. deferred tax assets.

The benefit from income taxes for the six months ended March 31, 2012 was $26 million, as compared to the provision for income taxes of $41 million for the six months ended March 31, 2011. The effective rate for the six months ended March 31, 2012 was 12.1% as compared to the effective tax rate of 7.2% for the six months ended March 31, 2011, and differs from the U.S. Federal tax rate primarily due to the effect of taxable income in non-U.S. jurisdictions and due to the valuation allowance established against the Company’s U.S. deferred tax assets.

To arrive at its effective income tax rate for interim financial statement purposes, the Company applied the guidance in ASC 740-270-25, which includes consideration of the effect of projected taxable income and loss in the U.S. and non-U.S. jurisdictions applied to each jurisdiction’s statutory rate and the effect of valuation allowances in each jurisdiction.

11. Benefit Obligations

The Company sponsors non-contributory defined benefit pension plans covering a portion of its U.S. employees and retirees, and postretirement benefit plans for U.S. retirees that include healthcare benefits and life insurance coverage. The Company froze benefit accruals and additional participation in the pension and postretirement plan for its U.S. management employees effective December 31, 2003. Effective October 12, 2011 and November 18, 2011, the Company entered into a two-year contract extension of its collective bargaining agreements with the Communications Workers of America (“CWA”) and the International Brotherhood of Electrical Workers (“IBEW”), respectively. With the contract extension, the contracts with the CWA and IBEW now terminate on June 7, 2014. The contract extension did not affect the level of pension and postretirement benefits available to U.S. employees of the Company who are represented by the CWA or IBEW (“represented employees”).

Certain non-U.S. operations have various retirement benefit programs covering substantially all of their employees. Some of these programs are considered to be defined benefit pension plans for accounting purposes.

The components of the pension and postretirement net periodic benefit cost for the three and six months ended March 31, 2012 and 2011 are provided in the table below:

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits - U.S.
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
In millions	2012	2011	2012	2011	2012	2011
Components of Net Periodic Benefit Cost
Service cost	$1	$1	$1	$3	$—	$1
Interest cost	38	37	6	5	7	8
Expected return on plan assets	(43)	(43)	—	(1)	(2)	(3)
Amortization of unrecognized prior service cost	1	1	—	—	1	1
Amortization of previously unrecognized net actuarial loss	24	16	—	1	2	1

Net periodic benefit cost	$21	$12	$7	$8	$8	$8

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits - U.S.
	Six months ended March 31,		Six months ended March 31,		Six months ended March 31,
In millions	2012	2011	2012	2011	2012	2011
Components of Net Periodic Benefit Cost
Service cost	$3	$3	$3	$5	$1	$2
Interest cost	75	75	12	11	15	16
Expected return on plan assets	(86)	(87)	(1)	(1)	(5)	(6)
Amortization of unrecognized prior service cost	1	1	—	—	1	2
Amortization of previously unrecognized net actuarial loss	49	32	—	1	4	1

Net periodic benefit cost	$42	$24	$14	$16	$16	$15

The Company’s general funding policy with respect to its U.S. qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations. For the six month period ended March 31, 2012, the Company made contributions of $30 million to satisfy minimum statutory funding requirements. Estimated payments to satisfy minimum statutory funding requirements for the remainder of fiscal 2012 are $65 million.

The Company provides certain pension benefits for U.S. employees, which are not pre-funded, and certain pension benefits for non-U.S. employees, the majority of which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed or premiums are paid. For the six month period ended March 31, 2012, the Company made payments for these U.S. and non-U.S. pension benefits totaling $3 million and $17 million, respectively. Estimated payments for these U.S. and non-U.S. pension benefits for the remainder of fiscal 2012 are $4 million and $9 million, respectively.

During the first six months of fiscal 2012, the Company contributed $26 million to the represented employees’ post-retirement health trust to fund current benefit claims and costs of administration in compliance with the terms of the agreements between the Company and the CWA and IBEW, as extended through June 7, 2014. Estimated contributions under the terms of the agreements are $24 million in the aggregate for the remainder of fiscal 2012.

The Company also provides certain retiree medical benefits for U.S. employees, which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed. For the six month period ended March 31, 2012, the Company made payments totaling $5 million for these retiree medical benefits. Estimated payments for these retiree medical benefits for the remainder of fiscal 2012 are $6 million.

12. Share-based Compensation

Avaya Holdings Corp.’s Amended and Restated 2007 Equity Incentive Plan (“2007 Plan”) governs the issuance of equity awards, including restricted stock units (“RSUs”) and stock options, to eligible plan participants. Key employees, directors, and consultants of the Company may be eligible to receive awards under the 2007 Plan. Each stock option, when vested and exercised, and each RSU, when vested, entitles the holder to receive one share of Parent’s common stock, subject to certain restrictions on their transfer and sale as defined in the 2007 Plan and related award agreements. As of March 31, 2012, Parent had authorized the issuance of up to 49,848,157 shares of its common stock under the 2007 Plan, in addition to 2,924,125 shares of common stock underlying certain continuation awards that were permitted to be issued at the time of the Merger. There remained 3,554,241 shares available for grant under the 2007 Plan as of March 31, 2012.

Option Awards

During the six months ended March 31, 2012, 1,925,464 time-based and 1,036,789 multiple-of-money options were granted in the ordinary course of business. All of the options have an exercise price of $4.40 per share and expire ten years from the date of grant or upon cessation of employment, in which event there are limited exercise provisions allowed for vested options.

Time-based options granted during the six months ended March 31, 2012 vest over their performance periods, generally four years. Compensation expense equal to the fair value of the option measured on the grant date is recognized utilizing graded attribution over the requisite service period.

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

For the three months ended March 31, 2012 and 2011, the Company recognized share-based compensation associated with options issued under the 2007 Plan of $1 million and $2 million, respectively, which is included in costs and operating expenses. For the six months ended March 31, 2012 and 2011, the Company recognized share-based compensation associated with options issued under the 2007 Plan of $3 million and $5 million, respectively, which is included in costs and operating expenses.

Restricted Stock Units

The Company has issued RSUs each of which represents the right to receive one share of Parent’s common stock when fully vested. The fair value of the RSUs is estimated by the Board of Directors on the respective dates of grant.

During the six months ended March 31, 2012, 1,079,320 RSUs were awarded in the ordinary course of business. The fair market value (as defined in the 2007 Plan) of these awards at the date of grant was $4.40 per share.

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

On December 5, 2011, the Compensation Committee approved a plan to provide incentives to certain executive officers of the Company to continue to grow revenue in fiscal year 2012 (the “2012 Sales Incentive Program”). Under the terms of the 2012 Sales Incentive Program, effective December 6, 2011 the committee approved a grant to each program participant of the conditional right to receive a number of RSUs under Parent’s 2007 Plan upon the achievement of certain revenue objectives. All RSUs awarded under the 2012 Sales Incentive Program will be based upon the fair market value of Parent’s common stock on the date of grant. During the six months ended March 31, 2012 certain executive officers have been granted the opportunity to receive up to 329,545 RSUs under the 2012 Sales Incentive Program.

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

On February 16, 2012, the Compensation Committee approved amendments to the 2012 Sales Incentive Program with respect to all participants to set certain revenue targets and to reduce certain other revenue targets previously established. All other terms and conditions of the 2012 Sales Incentive Program remain unchanged.

At March 31, 2012, there were 2,983,411 awarded RSUs outstanding under the 2007 Plan, of which 1,045,682 were fully vested. For each of the three months ended March 31, 2012 and 2011, the Company recognized share-based compensation associated with RSUs granted under the 2007 Plan of $1 million. For the six months ended March 31, 2012 and 2011, the Company recognized share-based compensation associated with RSUs granted under the 2007 Plan of $2 million and $1 million, respectively.

13. Reportable Segments

Avaya conducts its business operations in three segments. Two of those segments, Global Communications Solutions (“GCS”) and Avaya Networking (“Networking”), make up Avaya’s Enterprise Collaboration Solutions (“ECS”) product portfolio. The third segment contains Avaya’s services portfolio and is called Avaya Global Services (“AGS”).

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

Summarized financial information relating to the Company’s reportable segments is shown in the following table:

	Three months ended March 31,		Six months ended March 31,
In millions	2012	2011	2012	2011
REVENUE
Global Communications Solutions	$574	$681	$1,241	$1,326
Avaya Networking	64	76	146	154

Enterprise Collaboration Solutions	638	757	1,387	1,480
Avaya Global Services	620	634	1,258	1,279
Unallocated Amounts (1)	(1)	(1)	(1)	(3)

	$1,257	$1,390	$2,644	$2,756

GROSS MARGIN
Global Communications Solutions	$318	$379	$718	$737
Avaya Networking	27	35	64	66

Enterprise Collaboration Solutions	345	414	782	803
Avaya Global Services	296	296	609	599
Unallocated Amounts (1)	(28)	(68)	(74)	(141)

	613	642	1,317	1,261
OPERATING EXPENSES
Selling, general and administrative	414	470	847	931
Research and development	117	121	228	236
Amortization of intangible assets	56	56	112	112
Restructuring charges, net	90	42	111	64
Acquisition-related costs	2	—	3	4

	679	689	1,301	1,347

OPERATING (LOSS) INCOME	(66)	(47)	16	(86)
INTEREST EXPENSE, LOSS ON EXTINGUISHMENT OF DEBT AND OTHER (EXPENSE) INCOME, NET	(120)	(366)	(230)	(485)

LOSS BEFORE INCOME TAXES	$(186)	$(413)	$(214)	$(571)

(1)	Unallocated Amounts in Gross Margin include the effect of the amortization of acquired technology intangibles related to the acquisition of NES and the Merger and costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level. Unallocated Amounts in Revenue and Gross Margin also include the impacts of certain fair value adjustments recorded in purchase accounting in connection with the Merger.

14. Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations and proceedings, including, but not limited to, those identified below, relating to intellectual property, commercial, employment, environmental and regulatory matters.

Other than as described below, the Company believes there is no litigation pending or environmental and regulatory matters against the Company that could have, individually or in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.

Antitrust Litigation

In 2006, the Company instituted an action in the U.S. District Court, District of New Jersey, against defendants Telecom Labs, Inc., TeamTLI.com Corp. and Continuant Technologies, Inc. and subsequently amended its complaint to include certain individual officers of these companies as defendants. Defendants purportedly provide maintenance services to customers who have purchased or leased the Company’s communications equipment. The Company asserts in its amended complaint that, among other things, defendants, or each of them, have engaged in tortious conduct and/or violated federal intellectual property laws by improperly accessing and utilizing the Company’s proprietary software, including passwords, logins and maintenance service permissions, to perform certain maintenance services on the Company’s customers’ equipment. Defendants have filed counterclaims against the Company, alleging a number of tort claims and alleging that the Company has violated the Sherman Act’s prohibitions against anticompetitive conduct through the manner in which the Company sells its products and services. Defendants seek to recover the profits they claim they would have earned from maintaining Avaya’s products, and ask for injunctive relief prohibiting the conduct they claim is anticompetitive. Under the federal antitrust laws, defendants could be entitled to three times the amount of any actual damages awarded for lost profits plus attorney’s fees and costs. The parties have engaged in extensive discovery and motion practice to, among other things, amend and dismiss pleadings and compel and oppose discovery requests. A trial date originally set for September 2011 has been adjourned and no new date has been set by the court. In January 2012, Avaya’s motions to dismiss defendants’ counterclaims were granted in part and denied in part. In February 2012, the parties filed motions for reconsideration of certain aspects of the Court’s ruling and Avaya filed a motion for certification of an interlocutory appeal. The parties’ motions were denied on April 26, 2012. At this point in the proceedings, expert discovery on the Company’s claims and the defendants’ surviving counter-claims continues. Therefore, at this time an outcome cannot be predicted and, as a result, the Company cannot be assured that this case will not have a material adverse effect on the manner in which it does business, its financial position, results of operations, or cash flows.

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

Other

In October 2009, a group of former employees of Avaya’s former Shreveport, Louisiana manufacturing facility brought suit in Louisiana state court, naming as defendants Alcatel-Lucent USA, Inc., Lucent Technologies

Services Company, Inc., and AT&T Technologies, Inc. The former employees allege hearing loss due to hazardous noise exposure from the facility dating back over forty years, and stipulate that the total amount of each individual’s damages does not exceed fifty thousand dollars. In February 2010 plaintiffs amended their complaint to add the Company as a named defendant. There are 100 plaintiffs in the case. Defendants’ motion to dismiss plaintiffs’ complaint was denied on April 30, 2012. At this time an outcome cannot be predicted however, because the amount of the claims are not material, the Company believes the outcome of this matter will not have a material adverse effect on the manner in which it does business, its financial position, results of operations, or cash flows.

General

The Company records accruals for legal contingencies to the extent that it has concluded it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made at this time regarding the matters specifically described above because the inherently unpredictable nature of legal proceedings may be exacerbated by various factors, including: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the proceeding is in its early stages; (iv) the matters present legal uncertainties; (v) there are significant facts in dispute; (vi) there are a large number of parties (including where it is uncertain how liability, if any, will be shared among multiple defendants); or (vii) there is a wide range of potential outcomes.

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

In millions
Balance as of October 1, 2011	$24
Reductions for payments and costs to satisfy claims	(11)
Accruals for warranties issued during the period	5

Balance as of March 31, 2012	$18

Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements

Letters of Credit

The Company has uncommitted credit facilities that vary in term totaling $47 million, of which the Company had entered into letters of credit totaling $45 million, as of March 31, 2012 for the purpose of obtaining third party financial guarantees, such as letters of credit which ensure the Company’s performance or payment to third parties. As of March 31, 2012, the Company had outstanding an aggregate of $120 million in irrevocable letters of credit under its committed and uncommitted credit facilities (including $75 million under its $535 million committed revolving credit facilities).

Surety Bonds

The Company arranges for the issuance of various types of surety bonds, such as license, permit, bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. These bonds vary in duration although most are issued and outstanding from three months to three years. These bonds are backed by $12 million of the Company’s letters of credit. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $21 million as of March 31, 2012. Historically, no surety bonds have been drawn upon.

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

Product Financing Arrangements

The Company sells products to various resellers that may obtain financing from certain unaffiliated third-party lending institutions. For the Company’s product financing arrangement with resellers outside the U.S., in the event participating resellers default on their payment obligations to the lending institution, the Company is obligated under certain circumstances to guarantee repayment to the lending institution. The repayment amount fluctuates with the level of product financing activity. The guaranteed repayment amount was approximately $4 million as of March 31, 2012. The Company reviews and sets the maximum credit limit for each reseller participating in this financing arrangement. Historically, there have not been any guarantee repayments by the Company. The Company has estimated the fair value of this guarantee as of March 31, 2012, and has determined that it is not significant. There can be no assurance that the Company will not be obligated to repurchase inventory under this arrangement in the future.

Long-Term Cash Incentive Bonus Plan

The Parent has established a long-term incentive cash bonus plan (“LTIP”). Under the LTIP, the Parent will make cash awards available to compensate certain key employees upon the achievement of defined returns on the Sponsors’ initial investment in the Parent (a “triggering event”). The Parent has authorized LTIP awards covering a total of $60 million, of which $46 million in awards were outstanding as of March 31, 2012. The Company will begin to recognize compensation expense relative to the LTIP awards upon the occurrence of a triggering event (e.g., a sale or initial public offering). As of March 31, 2012, no compensation expense associated with the LTIP has been recognized.

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

The following tables present for Avaya Inc., the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Intercompany Eliminations the results of operations for the three and six months ended March 31, 2012 and 2011, financial position as of March 31, 2012 and September 30, 2011 and cash flows for the six months ended March 31, 2012 and 2011 to arrive at the information for Avaya Inc. on a consolidated basis.

Supplemental Condensed Consolidating Schedule of Operations

	Three months ended March 31, 2012
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
REVENUE	$706	$102	$687	$(238)	$1,257

COST	450	64	368	(238)	644

GROSS MARGIN	256	38	319	—	613

OPERATING EXPENSES
Selling, general and administrative	147	26	241	—	414
Research and development	64	3	50	—	117
Amortization of intangible assets	52	1	3	—	56
Restructuring charges, net	9	1	80	—	90
Acquistion-related costs	2	—	—	—	2

	274	31	374	—	679

OPERATING (LOSS) INCOME	(18)	7	(55)	—	(66)

Interest expense	(101)	(7)	—	—	(108)
Other expense, net	(1)	—	(11)	—	(12)

LOSS BEFORE INCOME TAXES	(120)	—	(66)	—	(186)

Benefit from income taxes	(3)	—	(21)	—	(24)
Equity in net loss of consolidated subsidiaries	(45)	—	—	45	—

NET LOSS	$(162)	$—	$(45)	$45	$(162)

Supplemental Condensed Consolidating Schedule of Operations

	Three months ended March 31, 2011
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
REVENUE	$751	$107	$659	$(127)	$1,390

COST	414	93	368	(127)	748

GROSS MARGIN	337	14	291	—	642

OPERATING EXPENSES
Selling, general and administrative	197	25	248	—	470
Research and development	71	4	46	—	121
Amortization of intangible assets	53	1	2	—	56
Restructuring charges, net	7	(1)	36	—	42

	328	29	332	—	689

OPERATING INCOME (LOSS)	9	(15)	(41)	—	(47)

Interest expense	(109)	(4)	—	—	(113)
Loss on extinguishment of debt	(246)	—	—	—	(246)
Other income (expense), net	3	1	(11)	—	(7)

LOSS BEFORE INCOME TAXES	(343)	(18)	(52)	—	(413)

(Benefit from) provision for income taxes	(14)	—	33	—	19
Equity in net loss of consolidated subsidiaries	(103)	—	—	103	—

NET LOSS	$(432)	$(18)	$(85)	$103	$(432)

Supplemental Condensed Consolidating Schedule of Operations

	Six months ended March 31, 2012
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
REVENUE	$1,497	$198	$1,332	$(383)	$2,644

COST	826	131	753	(383)	1,327

GROSS MARGIN	671	67	579	—	1,317

OPERATING EXPENSES
Selling, general and administrative	346	49	452	—	847
Research and development	126	7	95	—	228
Amortization of intangible assets	103	2	7	—	112
Restructuring charges, net	16	1	94	—	111
Acquistion-related costs	3	—	—	—	3

	594	59	648	—	1,301

OPERATING INCOME (LOSS)	77	8	(69)	—	16

Interest expense	(206)	(10)	(1)	—	(217)
Other expense, net	—	—	(13)	—	(13)

LOSS BEFORE INCOME TAXES	(129)	(2)	(83)	—	(214)

Benefit from income taxes	(2)	—	(24)	—	(26)
Equity in net loss of consolidated subsidiaries	(61)	—	—	61	—

NET LOSS	$(188)	$(2)	$(59)	$61	$(188)

Supplemental Condensed Consolidating Schedule of Operations

	Six months ended March 31, 2011
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
REVENUE	$1,497	$217	$1,270	$(228)	$2,756

COST	838	191	694	(228)	1,495

GROSS MARGIN	659	26	576	—	1,261

OPERATING EXPENSES
Selling, general and administrative	405	48	478	—	931
Research and development	140	7	89	—	236
Amortization of intangible assets	104	2	6	—	112
Restructuring charges, net	14	(1)	51	—	64
Acquistion-related costs	1	—	3	—	4

	664	56	627	—	1,347

OPERATING LOSS	(5)	(30)	(51)	—	(86)

Interest expense	(232)	(9)	—	1	(240)
Loss on extinguishment of debt	(246)	—	—	—	(246)
Other (expense) income, net	(2)	2	2	(1)	1

LOSS BEFORE INCOME TAXES	(485)	(37)	(49)	—	(571)

(Benefit from) provision for income taxes	(8)	—	49	—	41
Equity in net loss of consolidated subsidiaries	(135)	—	—	135	—

NET LOSS	$(612)	$(37)	$(98)	$135	$(612)

Supplemental Condensed Consolidating Balance Sheet

	March 31, 2012
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$135	$15	$205	$—	$355
Accounts receivable, net—external	301	32	412	—	745
Accounts receivable—internal	861	159	248	(1,268)	—
Inventory	144	4	126	—	274
Deferred income taxes, net	—	—	7	—	7
Other current assets	115	53	162	—	330
Internal notes receivable, current	1,430	45	(16)	(1,459)	—

TOTAL CURRENT ASSETS	2,986	308	1,144	(2,727)	1,711
Property, plant and equipment, net	215	25	124	—	364
Deferred income taxes, net	—	—	30	—	30
Intangible assets, net	1,727	34	178	—	1,939
Goodwill	4,083	—	10	—	4,093
Other assets	166	6	22	—	194
Investment in consolidated subsidiaries	(1,941)	(3)	27	1,917	—

TOTAL ASSETS	$7,236	$370	$1,535	$(810)	$8,331

LIABILITIES
Current liabilities:
Debt maturing within one year—external	$37	$—	$—	$—	$37
Debt maturing within one year—internal	48	368	1,043	(1,459)	—
Accounts payable—external	256	18	198	—	472
Accounts payable—internal	300	48	920	(1,268)	—
Payroll and benefit obligations	93	14	158	—	265
Deferred revenue	534	26	83	—	643
Business restructuring reserve, current portion	13	5	123	—	141
Other current liabilities	234	4	104	—	342

TOTAL CURRENT LIABILITIES	1,515	483	2,629	(2,727)	1,900

Long-term debt	6,102	—	—	—	6,102
Pension obligations	1,179	—	411	—	1,590
Other postretirement obligations	488	—	—	—	488
Deferred income taxes, net	175	—	1	—	176
Business restructuring reserve, non-current portion	16	3	27	—	46
Other liabilities	239	21	247	—	507

TOTAL NON-CURRENT LIABILITIES	8,199	24	686	—	8,909

TOTAL DEFICIENCY	(2,478)	(137)	(1,780)	1,917	(2,478)

TOTAL LIABILITIES AND DEFICIENCY	$7,236	$370	$1,535	$(810)	$8,331

Supplemental Condensed Consolidating Balance Sheet

	September 30, 2011
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$149	$12	$239	$—	$400
Accounts receivable, net—external	303	33	419	—	755
Accounts receivable—internal	646	179	103	(928)	—
Inventory	150	4	126	—	280
Deferred income taxes, net	—	—	8	—	8
Other current assets	98	68	108	—	274
Internal notes receivable, current	1,488	31	(16)	(1,503)	—

TOTAL CURRENT ASSETS	2,834	327	987	(2,431)	1,717
Property, plant and equipment, net	243	26	128	—	397
Deferred income taxes, net	—	—	28	—	28
Intangible assets, net	1,893	36	200	—	2,129
Goodwill	4,072	—	7	—	4,079
Other assets	170	8	18	—	196
Investment in consolidated subsidiaries	(1,898)	(9)	25	1,882	—

TOTAL ASSETS	$7,314	$388	$1,393	$(549)	$8,546

LIABILITIES
Current liabilities:
Debt maturing within one year—external	$37	$—	$—	$—	$37
Debt maturing within one year—internal	34	364	1,105	(1,503)	—
Accounts payable—external	260	20	185	—	465
Accounts payable—internal	178	66	684	(928)	—
Payroll and benefit obligations	123	14	186	—	323
Deferred revenue	528	31	80	—	639
Business restructuring reserve, current portion	13	4	113	—	130
Other current liabilities	244	4	104	—	352

TOTAL CURRENT LIABILITIES	1,417	503	2,457	(2,431)	1,946

Long-term debt	6,120	—	—	—	6,120
Pension obligations	1,219	—	417	—	1,636
Other postretirement obligations	502	—	—	—	502
Deferred income taxes, net	167	—	1	—	168
Business restructuring reserve, non-current portion	20	5	31	—	56
Other liabilities	247	22	227	—	496

TOTAL NON-CURRENT LIABILITIES	8,275	27	676	—	8,978

TOTAL DEFICIENCY	(2,378)	(142)	(1,740)	1,882	(2,378)

TOTAL LIABILITIES AND DEFICIENCY	$7,314	$388	$1,393	$(549)	$8,546

Supplemental Condensed Consolidating Schedule of Cash Flows

	Six months ended March 31, 2012
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
OPERATING ACTIVITIES:
Net loss	$(188)	$(2)	$(59)	$61	$(188)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities	257	6	61	—	324
Changes in operating assets and liabilities	(160)	11	44	—	(105)
Equity in net loss of consolidated subsidiaries	61	—	—	(61)	—

NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(30)	15	46	—	31

INVESTING ACTIVITIES:
Capital expenditures	(14)	(1)	(23)	—	(38)
Capitalized software development costs	(19)	—	—	—	(19)
Acquisition of businesses, net of cash acquired	(1)	—	(3)	—	(4)
Proceeds from sale of long-lived assets and investments	8	—	—	—	8
Restricted cash	(1)	—	1	—	—
Advance to Parent	(8)	—	—	—	(8)
Other investing activities, net	(2)	—	—	—	(2)

NET CASH USED FOR INVESTING ACTIVITIES	(37)	(1)	(25)	—	(63)

FINANCING ACTIVITIES:
Repayment of long-term debt	(19)	—	—	—	(19)
Net borrowings (repayments) of intercompany debt	72	(10)	(62)	—	—
Other financing activities, net	—	(1)	—	—	(1)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	53	(11)	(62)	—	(20)

Effect of exchange rate changes on cash and cash equivalents	—	—	7	—	7

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14)	3	(34)	—	(45)
Cash and cash equivalents at beginning of period	149	12	239	—	400

Cash and cash equivalents at end of period	$135	$15	$205	$—	$355

Supplemental Condensed Consolidating Schedule of Cash Flows

	Six months ended March 31, 2011
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
OPERATING ACTIVITIES:
Net loss	$(612)	$(37)	$(98)	$135	$(612)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities	251	6	56	—	313
Changes in operating assets and liabilities	(84)	43	(9)	—	(50)
Equity in net loss of consolidated subsidiaries	135	—	—	(135)	—

NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(310)	12	(51)	—	(349)

INVESTING ACTIVITIES:
Capital expenditures	(16)	—	(19)	—	(35)
Capitalized software development costs	(12)	(2)	—	—	(14)
Return of funds held in escrow from the NES acquisition	6	—	—	—	6
Acquisition of businesses, net of cash acquired	—	—	(14)	—	(14)
Proceeds from sale of long-lived assets and investments	1	—	2	—	3
Restricted cash	—	—	24	—	24

NET CASH USED FOR INVESTING ACTIVITIES	(21)	(2)	(7)	—	(30)

FINANCING ACTIVITIES:
Repayment of B-2 term loans	(696)	—	—	—	(696)
Debt issuance and modification costs	(42)	—	—	—	(42)
Proceeds from senior secured notes	1,009	—	—	—	1,009
Repayment of long-term debt	(22)	—	—	—	(22)
Net (repayments) borrowings of intercompany debt	(103)	(16)	119	—	—
Other financing activities, net	—	(1)	—	—	(1)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	146	(17)	119	—	248

Effect of exchange rate changes on cash and cash equivalents	—	—	5	—	5

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(185)	(7)	66	—	(126)
Cash and cash equivalents at beginning of period	348	26	205	—	579

Cash and cash equivalents at end of period	$163	$19	$271	$—	$453

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “the Company,” “Avaya” and similar terms refer to Avaya Inc. and its subsidiaries. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited interim consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Forward Looking Statements” at the end of this discussion.

Our accompanying unaudited interim consolidated financial statements as of March 31, 2012 and for the three and six months ended March 31, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission, or the SEC, for interim financial statements, and should be read in conjunction with our consolidated financial statements and other financial information for the fiscal year ended September 30, 2011, which were included in our Annual Report on Form 10-K filed with the SEC on December 9, 2011. In our opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated.

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

On June 9, 2011, Parent filed with the SEC a registration statement on Form S-1 (as it may be amended from time to time, the “registration statement”) relating to a proposed initial public offering of its common stock. As contemplated in the registration statement, the net proceeds of the proposed offering are expected to be used to repay a portion of our long-term indebtedness, redeem Parent’s Series A preferred stock and pay certain amounts in connection with the termination of our management services agreement with affiliates of our Sponsors pursuant to its terms. The registration statement remains under review by the SEC and shares of common stock registered there under may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-Q and the pending registration statement shall not constitute an offer to sell or the solicitation of any offer to buy nor shall there be any sale of those securities in any State in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State. Further, there is no way to predict whether or not Parent will be successful in completing the offering as contemplated and if it is successful, we cannot be certain if, or how much of, the net proceeds will be used for the purposes identified above.

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

Acquisition of RADVISION Ltd.

On March 14, 2012, the Company entered into an agreement to acquire RADVISION Ltd. (“Radvision”), a leading provider of videoconferencing and telepresence technologies over internet protocol (“IP”) and wireless networks, for approximately $230 million in cash. The acquisition is subject to certain closing conditions and is expected to be completed during the Company’s third quarter of fiscal 2012. On April 30, 2012, Radvision issued a press release announcing that its shareholders had approved the sale.

Through this acquisition, Avaya will expand its technology portfolio and provide customers a highly integrated and interoperable suite of cost-effective, easy to use, high-definition video collaboration products, with the ability to plug and play multiple mobile devices including Apple iPad and Google Android. Upon closing we will begin to integrate Radvision’s enterprise video infrastructure and high value endpoints with Avaya’s award winning Avaya Aura Unified Communications (“UC”) platform to create a compelling and differentiated solution designed to accelerate the adoption of video collaboration. The Radvision portfolio includes a full range of videoconferencing products, technologies and expertise serving large enterprises, small businesses, and service providers. It includes standards-based applications, open infrastructure and endpoints for ad-hoc and scheduled videoconferencing with room-based systems, desktop, and mobile consumer devices. The integrated Avaya and Radvision portfolios will extend intra-company business to business and business to customer video communications, and also support internal “Bring Your Own Device” initiatives. See discussion in Note 3, “Business Combinations,” to our unaudited interim consolidated financial statements for further details.

Major Business Areas

Avaya conducts its business operations in three segments. Two of those segments, Global Communications Solutions (“GCS”) and Avaya Networking (“Networking”), make up Avaya’s Enterprise Collaboration Solutions (“ECS”) product portfolio. The third segment contains Avaya’s services portfolio and is called Avaya Global Services (“AGS”).

Our Products

Our key product portfolio includes our infrastructure solutions, unified communications applications, contact center applications and networking portfolios. These portfolios span a broad range of unified communications, collaboration, customer service, video and networking products designed to meet the diverse needs of small and mid-size businesses, as well as large enterprises. The majority of our portfolio comprises software products that reside on either a client or server. Client software resides on both our own and third-party devices, including desk phones, tablets, desktop PCs and mobile phones. Server-side software controls communication and collaboration for the enterprise, and delivers rich value-added applications such as messaging, telephony, voice, video and web conferencing, mobility and customer service. Hardware includes a broad range of desk phones, servers and gateways and LAN/WAN switching wireless access points and gateways. Highlights of our portfolio include:

Avaya Aura

At the core of our next-generation collaboration solutions is Avaya Aura, our software suite of collaboration applications, including voice, video, messaging, presence, web applications and more. Avaya Aura is part of our infrastructure solutions portfolio. The Avaya Aura architecture simplifies complex communications networks and reduces infrastructure costs. Using this architecture, organizations are able to rapidly and cost-effectively deploy applications from a centralized data center to users regardless of the device they are using or the network to which they are connected. Avaya Aura provides a simple means of connecting legacy, multi-vendor systems to new open standards SIP-based applications, helping enterprises to reduce costs and increase user productivity and choice simultaneously. We believe Avaya Aura is one of the most reliable, secure and comprehensive offerings in the industry and that our commitment to open, standards-based solutions helps provide our customers with the flexibility to be more efficient and successful.

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

Highlights of the Avaya Aura portfolio include the following:

•	Avaya Aura Messaging, an application which enables migration from traditional voice messaging systems to multimedia messaging with enterprise-class features, scalability and reliability.

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

•

Avaya Aura Video Conferencing solutions, a robust suite of high-definition, low-bandwidth, video endpoints combined with software applications to enable rich video conferencing to serve individual desktop users and small workgroups as well as large conference rooms.

•

Avaya Aura supports communications and collaboration endpoints including telephones, speaker phones, personal video collaboration devices and client software designed to provide enterprise class communications and the Avaya Flare Experience on our own devices as well as laptops, smartphones and tablets.

Avaya Contact Centers

We have been a leader in the contact center market since our founding over a decade ago with our Avaya Call Center Elite solution, and have recently significantly expanded beyond our large call center origins. We have developed a scalable, communications-centric applications suite focused on enabling companies to optimize sales and service delivery across their entire value chain from small and medium businesses to large, global enterprises. Our Avaya Aura Contact Center, a SIP-based multimedia solution that forms the core of our SIP contact center application solutions portfolio, leverages session management to create a single integrated customer queue, regardless of the type of media or modality, including voice, video, email, chat or social media, and delivers a highly personalized customer experience. The tight integration of our contact center applications with Avaya Aura has allowed us to change the nature of a contact center from the previous approach of routing customers to agents and self-service applications, often with a loss of customer information or context, to a model where we use session management to bring customer service people and applications from around the enterprise to the customer. We believe this leads to a much better customer experience than traditionally seen, where customers are transferred around the enterprise and asked frequently to re-confirm their identity and other personal information. The capabilities of our contact center solutions include:

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

Currently, the Avaya Flare Experience runs on the Avaya Desktop Video Device, an Android-based, video-enabled desktop collaboration endpoint for executive desktops or power communicators that can also perform as a customer kiosk. In addition, in January 2012 we announced the availability of Avaya Flare Communicator for iPad tablets. We are adapting the Avaya Flare software for other devices and operating systems such as Google Android tablets, Windows laptops and other consumer device classes and platforms. Overall, we believe our software-centric solutions are helping to enable customers to be more productive and compete more effectively by changing the way users collaborate. The Avaya Flare Experience complements the widely deployed Avaya one-X product line that provides mobile applications for smartphones (Android, iPhone, BlackBerry, Symbian), or any phone using natural speech commands, as well as desktop-integrated Windows and Mac clients. Avaya one-X clients will evolve over time to incorporate Avaya Flare capabilities in a single software family. Avaya’s Avaya Flare and Avaya one-X Unified Collaboration and Communication clients provide flexibility allowing organizations to provide the right experience to the right users to drive faster decision-making, reduce costs and provide more streamlined communications.

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

Avaya IP Office

Avaya IP Office is our award-winning global flagship Small and Medium Enterprises, or SME communications, solution specially designed to meet communications challenges facing small and medium enterprises. Avaya IP Office is part of our infrastructure solutions portfolio. IP Office provides solutions that help simplify processes and streamline information exchange within systems. Communications capabilities can be added as needed, and IP Office connects to both traditional and the latest IP lines—to give growing companies flexibility and the ability to retain and leverage their existing investment. We recently unveiled the latest version of our communications solution for this market — Avaya IP Office 8.0 — which introduces a range of advancements for improving collaboration, and which we believe will drive improved savings, user experiences and collaboration for a new generation of entrepreneurs, early-stage companies and mid-size firms.

AvayaLive

AvayaLive is our overall Avaya-provided cloud solutions portfolio, allowing our customers to procure, provision, and deploy unified collaboration solutions without the need for on-premise equipment. The AvayaLive portfolio is focused on providing feature-rich, user deployable, collaboration platforms in a Communications As a Service (Caas) model, without requiring additional IT staffing or training.

AvayaLive Engage is a unique online, immersive conferencing and social collaboration environment that lets users collaborate as though they were face to face. AvayaLive Engage is part of our UC Applications solutions portfolio and replicates real life interactions using personalized avatars, which users control to navigate through an online, three-dimensional environment, with the ability to talk, chat, share, collaborate and present in real-time. Key to the experience is AvayaLive Engage’s spatial audio technology, which lets participants talk interactively and hear each other based on their relative position and distance, creating a more realistic and natural experience than traditional conference calls. A cloud-based solution requiring only a web browser plug-in, the product allows collaboration between users from any browser, inside or outside of the enterprise. The service can be purchased with standard templated environments through e-commerce and automatically provisioned, or customized environments can be created for larger customers. AvayaLive Engage has been used in various business use cases, including training, e-commerce, product launches and virtual tradeshows.

AvayaLive Connect is a single-source for a complete unified communication experience for entrepreneurial businesses. The entrepreneurial business is defined by agility, creativity, and the rapid access to technology and the AvayaLive Connect solution is hallmarked by all three. The solution provides voice, video, conferencing, chat and messaging solutions in a simple, cloud-based solution. These services are accessible from mobile devices, personal computers, “hard” phones and tablets to enable collaboration from nearly anywhere a network is available. AvayaLive Connect is billed on a per-user/per month basis allowing businesses to add users to meet the demands of their customers. Utilizing the Amazon Elastic Compute Cloud (EC2), AvayaLive Connect scales to meet these demands with ease and without expensive resource or administrative overhead.

Avaya Networking

In support of our data communications strategy, our networking product portfolio is designed to address and surpass competitors’ products with respect to three key requirements: resiliency, efficiency and performance.

Our networking portfolio is complementary to our business collaboration, unified communications and contact center portfolios based on the Avaya Aura architecture. We believe that customers today benefit from end-to-end solution design, testing and support. Over time we expect customers to benefit from development work in integrated provisioning, system management, quality of experience and bandwidth utilization.

Our networking portfolio includes:

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

The portfolio of AGS services includes:

•

Avaya Client Services (“ACS”)—We monitor and improve customers’ communications network performance, helping to ensure network availability and keeping communications networks current with the latest software releases. This includes our managed and operations services in which we manage complex multi-vendor, multi-technology networks, help optimize network performance and manage customers’ communications environments and related assets. ACS contracts tend to be longer term in nature. For example, contracts for support services typically have terms that range from one to five years. Contracts for operations services typically have terms that range from one to seven years.

Included in ACS is the Avaya Operations Services (“AOS”) business, the managed services business. Avaya has crafted a highly differentiated managed services offer targeted at enterprises with legacy communications environments, enabling them to transform their infrastructure to a next generation solution in a highly efficient and effective manner. AOS has hundreds of customers under contract, with a global team of dedicated professionals providing advanced communications application support. Key differentiators of Avaya’s offer include custom service level agreement support, multi-vendor support, full operational solutions (including private cloud solutions), custom billing and reporting and full support from Network Operations Center across the globe powered by Avaya’s new state of the art network management platform, Matrix. Avaya’s full feature offer enables clients to lower their total cost of running their communications infrastructure, improve their network performance and mitigate their overall risk. Avaya has seen significant growth in AOS bookings.

•

Professional Services—Our planning, design and integration specialists and communications consultants provide solutions that help reduce costs and enhance business agility. We also provide vertical solutions designed to leverage existing product environments, contact centers and unified communications networks.

Financial Results Summary

Our revenues for the six months ended March 31, 2012 decreased 4% as compared to the six months of the corresponding period in the prior year, primarily as a result of lower sales of our infrastructure solution products primarily in EMEA and our government business in the U.S.

We earned operating income for the six months ended March 31, 2012 of $16 million as compared to an operating loss of $86 million for the six months ended March 31, 2011, an increase of $102 million. The increase in operating income is attributable to the continued benefit from cost savings initiatives and the substantial completion of the integration of the operations of Avaya and NES, partially offset by the decrease in infrastructure solutions products revenue and an increase in restructuring charges.

Operating income (loss) for the six months ended March 31, 2012 and 2011 includes non-cash expenses for depreciation and amortization of $286 million and $335 million and share-based compensation of $5 million and $6 million for each of the periods, respectively.

Our net loss for the six months ended March 31, 2012 and 2011 was $188 million and $612 million, respectively. The decrease in our net loss is primarily attributable to the early extinguishment of debt related to the Company’s debt refinancing in the corresponding period of the prior year and an increase in operating income as described above, as well as a decrease in income taxes and interest expense, for the six months ended March 31, 2012 as compared to the six months ended March 31, 2011.

Results From Operations

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

Revenue

Our revenue for the three months ended March 31, 2012 and 2011 was $1,257 million and $1,390 million, respectively, a decrease of $133 million or 10%. The following table sets forth a comparison of revenue by portfolio:

	Three months ended March 31,
	2012	2011	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Dollars in millions			2012	2011
GCS	$574	$681	46%	49%	-16%	-15%
Purchase accounting adjustments	(1)	—	0%	0%	(1)	(1)
Networking	64	76	5%	5%	-16%	-16%

Total ECS product revenue	637	757	51%	54%	-16%	-15%
AGS	620	634	49%	46%	-2%	-1%
Purchase accounting adjustments	—	(1)	0%	0%	(1)	(1)

Total service revenue	620	633	49%	46%	-2%	-1%

Total revenue	$1,257	$1,390	100%	100%	-10%	-9%

(1)	Not meaningful

GCS revenue for the three months ended March 31, 2012 and 2011 was $574 million and $681 million, respectively, a decrease of $107 million or 16%. The decrease in GCS revenue was driven by softening IT infrastructure spend and investment levels by our end customers, limited quality issues on product/solution integration transitions, pricing pressures from our competitors and an unfavorable impact of foreign currency, particularly in EMEA. The Company is addressing specific software quality issues in its infrastructure solutions product portfolio through patches issued to end-users and applied to inventories held by our contract manufacturers.

Networking revenue for the three months ended March 31, 2012 and 2011 was $64 million and $76 million, respectively, a decrease of $12 million or 16%. The decrease in Networking revenue is primarily the result of lower industry demand for networking products in fiscal 2012, primarily in the U.S.

AGS revenue for the three months ended March 31, 2012 and 2011 was $620 million and $634 million, respectively, a decrease of $14 million or 2%. The decrease in AGS revenue is primarily due to a decrease in sales of maintenance contracts as a result of customers continuing to reduce their spending by cancelling or renegotiating maintenance contracts, as well as an unfavorable impact of foreign currency, particularly in EMEA. The decrease in maintenance contracts revenue was partially offset by an increase in professional services.

The following table sets forth a comparison of revenue by location:

	Three months ended March 31,
	2012	2011	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Dollars in millions			2012	2011
U.S.	$678	$740	54%	53%	-8%	-8%
International:
Germany	113	119	9%	8%	-5%	-3%
EMEA (excluding Germany)	214	258	17%	19%	-17%	-16%

Total EMEA	327	377	26%	27%	-13%	-12%
APAC—Asia Pacific	117	137	9%	10%	-15%	-15%
Americas International—Canada and
Central and Latin America	135	136	11%	10%	-1%	1%

Total International	579	650	46%	47%	-11%	-10%

Total revenue	$1,257	$1,390	100%	100%	-10%	-9%

Revenue in the U.S. for the three months ended March 31, 2012 and 2011 was $678 million and $740 million, respectively, a decrease of $62 million or 8%. The decrease in U.S. revenue was primarily due to lower revenues associated with our infrastructure solutions portfolio, maintenance services and networking products, partially offset by higher sales associated with professional services. Revenue in EMEA for the three months ended March 31, 2012 and 2011 was $327 million and $377 million, respectively, a decrease of $50 million or 13%. The decrease in EMEA revenue was primarily due to lower revenues associated with our infrastructure solutions portfolio and German rental base, and an unfavorable impact of foreign currency. Revenue in Germany decreased due to a decline in our rental base as lease renewals are typically at lower rates, which is expected to continue for the remainder of fiscal year 2012. Revenue in APAC for the three months ended March 31, 2012 and 2011 was $117 million and $137 million, respectively, a decrease of $20 million or 15%. The decrease in APAC revenues is primarily attributable to lower revenues associated with our infrastructure solutions portfolio, partially offset by higher revenues associated with maintenance and professional services. Revenue in Americas International was $135 million and $136 million for the three months ended March 31, 2012 and 2011, respectively, a decrease of $1 million or 1%. The decrease in Americas International revenue was primarily due to lower revenues associated with Networking, partially offset by increases in contact center applications and maintenance services.

We sell our solutions both directly and through an indirect sales channel. We continue to employ our strategic decision to expand our market coverage by investing in our indirect sales channel, which is comprised of an extensive network of alliance partners, distributors, dealers, value-added resellers, telecommunications service providers and system integrators who provide sales and services support and allows us to reach customers across industries and globally.

The following table sets forth a comparison of revenue from sales of products by channel:

	Three months ended March 31,
			Percentage of Product Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Dollars in millions	2012	2011	2012	2011
Direct	$166	$165	26%	22%	1%	2%
Indirect	471	592	74%	78%	-20%	-20%

Total sales of products	$637	$757	100%	100%	-16%	-15%

The percentage of product sales through the indirect channel decreased by 4 percentage points to 74% in the second quarter of fiscal 2012 as compared to 78% in the corresponding period in fiscal 2011. The decrease in sales volume in the indirect channel was a result of the revenue declines and factors causing those declines discussed above and due to inventory working capital management by distributors. The percentage of total revenue derived from indirect channels decreased relative to the percentage derived from direct sales due to the continuing transition from legacy Nortel products to newer Avaya platforms. Sales from the Nortel Enterprise Solutions (“NES”) business, prior to its acquisition by Avaya, were substantially generated through the indirect channel. Early in the product life cycle, newer products initially have a higher percentage of sales from direct customers. As the product life cycle matures, sales through the indirect channel generally increases.

Gross Margin

The following table sets forth a comparison of gross margin by segment:

	Three months ended March 31,
			Percentage of Revenue
Dollars in millions	2012	2011	2012	2011	Change
GCS margin	$318	$379	55.4%	55.7%	$(61)	-16%
Networking margin	27	35	42.2%	46.1%	(8)	-23%

ECS margin	345	414	54.2%	54.7%	(69)	-17%
AGS margin	296	296	47.7%	46.7%	—	0%
Unallocated amounts	(28)	(68)	(1)	(1)	40	(1)

Total gross margin	$613	$642	48.8%	46.2%	$(29)	-5%

(1)	Not meaningful

Gross margin for the three months ended March 31, 2012 and 2011 was $613 million and $642 million, respectively, a decrease of $29 million or 5%. The decrease is attributable to decreased sales volumes, partially offset by the impact of lower amortization of technology intangible assets, lower costs associated with our employee incentive plans, which are driven by our actual financial results relative to established targets, and reductions in integration-related costs related to the acquisition of the NES business. The gross margin percentage increased to 48.8% for the three months ended March 31, 2012 from 46.2% for the three months ended March 31, 2011. The increase in gross margin percentage is primarily due to the impact of lower amortization of technology intangible assets, lower costs associated with our employee incentive plans, and reductions in integration-related costs related to the acquisition of the NES business.

GCS gross margin for the three months ended March 31, 2012 and 2011 was $318 million and $379 million, respectively, a decrease of $61 million or 16%. The decrease in GCS gross margin is primarily due to the decrease in sales volume, partially offset by better pricing with our contract manufacturers, the success of our gross margin improvement initiatives which focused on lowering transportation costs, reductions in integration-related costs related to the acquisition of the NES business and lower product design costs. The GCS gross margin percentage remained relatively flat at 55.4% for the three months ended March 31, 2012 compared to 55.7% for the three months ended March 31, 2011. The lower sales volume reduced the leverage on our fixed costs and was partially offset by the positive effect of our gross margin improvement initiatives.

For the three months ended March 31, 2012 and 2011, Networking gross margin was $27 million and $35 million, and gross margin percentage was 42.2% and 46.1%, respectively. The decreases in Networking gross margin and gross margin percentage were due to lower revenues which did not allow us to leverage our fixed costs.

AGS gross margin for the three months ended March 31, 2012 and 2011 was $296 million and gross margin percentage was 47.7% and 46.7%, respectively. The increase in AGS gross margin percentage is primarily due to the continued benefit from cost savings initiatives, which include productivity improvements. We have redesigned the Avaya support website and are transitioning our customers from an agent-based support model to a self-service/web-based support model. These improvements have allowed us to reduce the workforce and relocate positions to lower-cost geographies. These increases in AGS gross margin were partially offset by a decrease in services revenue.

Unallocated amounts for the three months ended March 31, 2012 and 2011 include the effect of the amortization of acquired technology intangibles related to the acquisition of NES and the Merger and costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level and certain purchase accounting adjustments in connection with the Merger. The decrease in unallocated costs is primarily due to the impact of lower amortization of technology intangible assets and lower costs associated with our employee incentive plans, which are driven by our actual financial results relative to established targets.

Operating expenses

	Three months ended March 31,
			Percent of Revenue
Dollars in millions	2012	2011	2012	2011	Change
Selling, general and administrative	$414	$470	32.9%	33.8%	$(56)	-12%
Research and development	117	121	9.3%	8.7%	(4)	-3%
Amortization of intangible assets	56	56	4.5%	4.0%	—	0%
Restructuring charges, net	90	42	7.2%	3.0%	48	114%
Acquisition-related costs	2	—	0.2%	0.0%	2	N/A

Total operating expenses	$679	$689	54.1%	49.5%	$(10)	-1%

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2012 and 2011 were $414 million and $470 million, respectively, a decrease of $56 million. The decrease in SG&A expenses was primarily due to reductions in integration-related costs related to the acquisition of the NES business, lower expenses associated with our employee incentive plans, which are driven by our actual financial results relative to established targets, lower expenses associated with our cost savings initiatives, and a favorable impact of foreign currency. Integration-related costs were $4 million and $32 million for the three months ended March 31, 2012 and 2011, respectively. In fiscal 2011, integration-related costs primarily represent third-party consulting fees and other administrative costs associated with consolidating and coordinating the operations of Avaya and NES. These costs were incurred in connection with, among other things, the on-boarding of NES personnel, developing compatible IT systems and internal processes, and developing and implementing a strategic operating plan to enable a smooth transition with minimal disruption to NES customers. Such costs include fees paid to certain Nortel-controlled entities for logistic and other support functions being performed on a temporary basis pursuant to a transition services agreement which expired in June 2011. For the three months ended March 31, 2012, integration-related costs are primarily associated with the continued development of compatible IT systems.

Research and development (“R&D”) expenses for the three months ended March 31, 2012 and 2011 were $117 million and $121 million, respectively, a decrease of $4 million. The decrease was primarily due to lower expenses associated with our employee incentive plans, which are driven by our actual financial results relative to established targets and a favorable impact of foreign currency. These reductions include the increased capitalization of our R&D spend during the current period due to the timing in the development cycles of our product development portfolio, pursuant to authoritative accounting guidance. Capitalized software development costs for the three months ended March 31, 2012 and 2011 were $7 million and $6 million, respectively, an increase of $1 million. Because the projects in our product development portfolio at March 31, 2011 were generally further along in the development cycle than those at March 31, 2012, we capitalized a lower portion of our current period R&D spend.

Amortization of intangible assets was $56 million for the three months ended March 31, 2012 and 2011.

Restructuring charges, net, for the three months ended March 31, 2012 and 2011 were $90 million and $42 million, respectively, an increase of $48 million. The Company continues to focus on controlling costs and, as a result, implemented additional initiatives designed to streamline its operations and generate cost savings. These initiatives include exiting facilities and reducing the workforce or relocating positions to lower cost geographies. Restructuring charges recorded during the three months ended March 31, 2012 include employee separation costs of $87 million and lease obligations of $3 million. Employee separation costs for this period include the costs associated with the proposal presented by the Company to the works council on February 13, 2012 representing employees of certain of the Company’s German subsidiaries to eliminate 327 positions. The costs consist of severance and employment benefits payments and includes, but is not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. Restructuring charges recorded during the three months ended March 31, 2011 include employee separation costs of $39 million and lease obligations of $3 million and primarily include costs associated with involuntary employee severance actions in EMEA and the U.S. and facilities vacated during the quarter primarily located in Germany and the U.S. These actions were done, in part, to eliminate redundant positions and underutilized facilities associated with our acquisition of NES. The Company remains focused on its efforts to streamline operations, generate cost savings and eliminate overlapping processes and expenses. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future and the costs of those actions could be material.

Acquisition-related costs for the three months ended March 31, 2012 was $2 million and include third-party legal and other costs related to the pending acquisition of Radvision. There were no acquisition-related costs for the three months ended March 31, 2011.

Operating Loss

For the three months ended March 31, 2012, operating loss was $66 million compared to an operating loss of $47 million for the three months ended March 31, 2011.

Operating income (loss) for the three months ended March 31, 2012 and 2011 includes non-cash expenses for depreciation and amortization of $143 million and $167 million and share-based compensation of $2 million and $3 million for each of the periods, respectively.

Interest Expense

Interest expense for the three months ended March 31, 2012 and 2011 was $108 million and $113 million, respectively, which includes non-cash interest expense of $6 million and $10 million, respectively. Non-cash interest expense for the three months ended March 31, 2012 includes (1) amortization of debt issuance costs and (2) accretion of debt discount attributable to our senior secured term B-3 loans which were issued on February 11, 2011 as a result of the modification to certain provisions of the senior secured credit facility.

Non-cash interest expense for the three months ended March 31, 2011 includes: (1) amortization of debt issuance costs, (2) accretion of debt discount attributable to our senior secured incremental term B-2 loans through February 11, 2011 the date on which the loans were repaid in full, and (3) accretion of debt discount attributable to our senior secured term B-3 loans which were issued on February 11, 2011 as a result of the modification to certain provisions of the senior secured credit facility.

Cash interest expense for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was flat. Increases in cash interest expense as a result of the impact of the amendment and restatement of the senior secured credit facility were offset by the impact of the issuance of the senior secured notes and the related repayment of the senior secured incremental B-2 loans combined with the expiration of certain unfavorable interest rate swap contracts. The senior secured notes bear interest at a lower rate per annum than the previously outstanding senior secured incremental term B-2 loans. The amendment and restatement of the senior secured credit facility resulted in the creation of a new tranche of senior secured B-3 loans which bear interest at a higher rate per annum than the senior secured term B-1 loans that they replaced. See Note 7, “Financing Arrangements” to our unaudited interim consolidated financial statements for further details on the amendment and extension of the senior secured credit facility and the issuance of the senior secured notes.

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

Other Expense, Net

Other expense, net, for the three months ended March 31, 2012 was $12 million as compared to $7 million for the three months ended March 31, 2011. This difference primarily represents net foreign currency transaction losses of $11 million during the three months ended March 31, 2012 as compared to fees paid to third parties in connection with the modification of the senior secured term B-1 loan of $9 million and net foreign currency transaction gains of $1 million during the three months ended March 31, 2011.

(Benefit from) provision for Income Taxes

The benefit from income taxes for the three months ended March 31, 2012 was $24 million as compared to a provision for income taxes of $19 million for the three months ended March 31, 2011. The effective rate for the three months ended March 31, 2012 was 12.9% as compared to the effective tax rate of 4.6% for the three months ended March 31, 2011 and differs from the U.S. Federal tax rate primarily due to the effect of taxable income in non-U.S. jurisdictions and due to the valuation allowance established against the Company’s U.S. deferred tax assets.

To arrive at its effective income tax rate for interim financial statement purposes, the Company applied the guidance in ASC 740-270-25, which includes consideration of the effect of projected taxable income and loss in the U.S. and non-U.S. jurisdictions applied to each jurisdiction’s statutory rate and the effect of valuation allowances in each jurisdiction.

Six Months Ended March 31, 2012 Compared with Six Months Ended March 31, 2011

Revenue

Our revenue for the six months ended March 31, 2012 and 2011 was $2,644 million and $2,756 million, respectively, a decrease of $112 million or 4%. The following table sets forth a comparison of revenue by portfolio:

	Six months ended March 31,
			Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Dollars in millions	2012	2011	2012	2011
GCS	$1,241	$1,326	47%	48%	-6%	-6%
Purchase accounting adjustments	(1)	(1)	0%	0%	(1)	(1)
Networking	146	154	5%	6%	-5%	-5%

Total ECS product revenue	1,386	1,479	52%	54%	-6%	-6%
AGS	1,258	1,279	48%	46%	-2%	-1%
Purchase accounting adjustments	—	(2)	0%	0%	(1)	(1)

Total service revenue	1,258	1,277	48%	46%	-1%	-1%

Total revenue	$2,644	$2,756	100%	100%	-4%	-4%

(1)	Not meaningful

GCS revenue for the six months ended March 31, 2012 and 2011 was $1,241 million and $1,326 million, respectively, a decrease of $85 million or 6%. The decrease in GCS revenue was driven by softening IT infrastructure spend and investment level by our end customers, limited quality issues on product/solution integration transitions, pricing pressures from our competitors and an unfavorable impact of foreign currency, particularly in EMEA. The Company is addressing specific software quality issues in its infrastructure solutions product portfolio through patches issued to end-users and applied to inventories held by our contract manufacturers.

Networking revenue for the six months ended March 31, 2012 and 2011 was $146 million and $154 million, respectively, a decrease of $8 million or 5% and is primarily a result of high demand for our new product offerings in fiscal 2011, primarily in the U.S.

AGS revenue for the six months ended March 31, 2012 and 2011 was $1,258 million and $1,279 million, respectively, a decrease of $21 million or 2%. The decrease in AGS revenue was primarily due to a decrease in sales of maintenance contracts as a result of customers continuing to reduce their spending by cancelling or renegotiating maintenance contracts, as well as an unfavorable impact of foreign currency, particularly in EMEA. The decrease in maintenance contracts revenue was partially offset by an increase in professional services.

The following table sets forth a comparison of revenue by location:

	Six months ended March 31,
			Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Dollars in millions	2012	2011	2012	2011
U.S.	$1,426	$1,494	54%	54%	-5%	-5%
International:
Germany	246	251	9%	9%	-2%	-1%
EMEA (excluding Germany)	446	491	17%	18%	-9%	-8%

Total EMEA	692	742	26%	27%	-7%	-6%
APAC—Asia Pacific	243	254	9%	9%	-4%	-5%
Americas International—Canada and
Central and Latin America	283	266	11%	10%	6%	8%

Total International	1,218	1,262	46%	46%	-3%	-3%

Total revenue	$2,644	$2,756	100%	100%	-4%	-4%

Revenue in the U.S. for the six months ended March 31, 2012 and 2011 was $1,426 million and $1,494 million, respectively, a decrease of $68 million or 5%. The decrease in U.S. revenue was primarily due to lower revenues associated with our infrastructure solutions portfolio, maintenance services and networking products, partially offset by higher sales associated with contact center applications and professional services. Revenue in EMEA for the six months ended March 31, 2012 and 2011 was $692 million and $742 million, respectively, a decrease of $50 million or 7%. The decrease in EMEA revenues was primarily due to lower revenues associated with our infrastructure solutions portfolio, German rental base and maintenance services, as well as an unfavorable impact of foreign currency, partially offset by an increase in sales of our new networking product offerings. Within EMEA, revenue in Germany decreased due to a decline in our rental base as lease renewals are typically at lower rates, which is expected to continue for the remainder of fiscal year 2012. Revenue in APAC for the six months ended March 31, 2012 and 2011 was $243 million and $254 million, respectively, a decrease of $11 million or 4%. The decrease in APAC revenue is primarily attributable to lower revenues associated with our infrastructure solutions portfolio, partially offset by higher maintenance services and professional services. Revenue in Americas International for the six months ended March 31, 2012 and 2011 was $283 million and $266 million, respectively, an increase of $17 million or 6%. The increase Americas International revenue is attributable to an increase in sales volume associated with our infrastructure solutions and contact center applications portfolio, and support services, partially offset by decreases in networking.

The following table sets forth a comparison of revenue from sales of products by channel:

	Six months ended March 31,
			Percentage of Product Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Dollars in millions	2012	2011	2012	2011
Direct	$333	$339	24%	23%	-2%	-1%
Indirect	1,053	1,140	76%	77%	-8%	-7%

Total sales of products	$1,386	$1,479	100%	100%	-6%	-6%

The percentage of product sales through the indirect channel decreased by 1 percentage point to 76% in the first six months of fiscal 2012 as compared to 77% in the corresponding period in fiscal 2011. The decrease in sales volume in the indirect channel was a result of the revenue declines and factors causing those declines discussed above and due to inventory working capital management by distributors. The percentage of total revenue derived from indirect channels decreased relative to the percentage derived from direct sales due to the continuing transition from legacy Nortel products to newer Avaya platforms. Sales from the NES business, prior to its acquisition by Avaya, were substantially generated through the indirect channel. Early in the product life cycle, newer products initially have a higher percentage of sales from direct customers. As the product life cycle matures, sales through the indirect channel generally increases.

Gross Margin

The following table sets forth a comparison of gross margin by segment:

	Six months ended March 31,
			Percentage of Revenue
Dollars in millions	2012	2011	2012	2011	Change
GCS margin	$718	$737	57.9%	55.6%	$(19)	-3%
Networking margin	64	66	43.8%	42.9%	(2)	-3%

ECS margin	782	803	56.4%	54.3%	(21)	-3%
AGS margin	609	599	48.4%	46.8%	10	2%
Unallocated amounts	(74)	(141)	(1)	(1)	67	(1)

Total gross margin	$1,317	$1,261	49.8%	45.8%	$56	4%

(1)	Not meaningful

Gross margin for the six months ended March 31, 2012 and 2011 was $1,317 million and $1,261 million, respectively, an increase of $56 million or 4%. The increase is primarily due to the impact of lower amortization of technology intangible assets and lower costs associated with our employee incentive plans, which are driven by our actual financial results relative to established targets, and reductions in integration-related costs related to the acquisition of the NES business, partially offset by decreased sales volumes. The gross margin percentage increased to 49.8% for the six months ended March 31, 2012 compared to 45.8% for the six months ended March 31, 2011. The increase in gross margin percentage is primarily due to the impact of lower amortization of technology intangible assets and lower costs associated with our employee incentive plans, and reductions in integration-related costs related to the acquisition of the NES business.

GCS gross margin for the six months ended March 31, 2012 and 2011 was $718 million and $737 million, respectively, a decrease of $19 million or 3%. The decrease in GCS gross margin is primarily due to the decrease in sales volume, partially offset by better pricing with our contract manufacturers, the success of our gross margin improvement initiatives which focused on lowering transportation costs, reductions in integration-related costs related to the acquisition of the NES business and lower product design costs. The GCS gross margin percentage increased to 57.9% for the six months ended March 31, 2012 from 55.6% for the six months ended March 31, 2011. The increase in gross margin percentage is primarily due to better pricing with our contract manufacturers and the success of our gross margin improvement initiatives, partially offset by lower sales volume that reduced the leverage on our fixed costs.

For the six months ended March 31, 2012 and 2011, Networking gross margin was $64 million and $66 million, and gross margin percentage was 43.8% and 42.9%, respectively. The decrease in Networking gross margin was due to lower revenues, while gross margin percentage increased slightly due to the success of our gross margin improvement initiatives partially offset by lower revenues which did not allow us to leverage our fixed costs.

AGS gross margin for the six months ended March 31, 2012 and 2011 was $609 million and $599 million, and gross margin percentage was 48.4% and 46.8%, respectively. The increases in AGS gross margin and gross margin percentage are primarily due to the continued benefit from cost savings initiatives, which include productivity improvements. We have redesigned the Avaya support website and are transitioning our customers from an agent-based support model to a self-service/web-based support model. These improvements have allowed us to reduce the workforce and relocate positions to lower-cost geographies. These increases in AGS gross margin were partially offset by a decrease in services revenue.

Unallocated amounts for the six months ended March 31, 2012 and 2011 include the effect of the amortization of acquired technology intangibles related to the acquisition of NES and the Merger and costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level and certain purchase accounting adjustments in connection with the Merger. The decrease in unallocated costs is primarily due to the impact of lower amortization of technology intangible assets and lower costs associated with our employee incentive plans, which are driven by our actual financial results relative to established targets.

Operating expenses

	Six months ended March 31,
			Percent of Revenue
Dollars in millions	2012	2011	2012	2011	Change
Selling, general and administrative	$847	$931	32.0%	33.8%	$(84)	-9%
Research and development	228	236	8.6%	8.6%	(8)	-3%
Amortization of intangible assets	112	112	4.2%	4.1%	—	0%
Restructuring charges, net	111	64	4.2%	2.3%	47	73%
Acquisition-related costs	3	4	0.1%	0.1%	(1)	-25%

Total operating expenses	$1,301	$1,347	49.1%	48.9%	$(46)	-3%

SG&A expenses for the six months ended March 31, 2012 and 2011 were $847 million and $931 million, respectively, a decrease of $84 million. The decrease was primarily due to reductions in integration-related costs related to the acquisition of the NES business, lower expenses associated with our employee incentive plans, which are driven by our actual financial results relative to established targets, lower expenses as a result of our cost savings initiatives, and a favorable impact of foreign currency. Integration-related costs were $9 million and $66 million for the six months ended March 31, 2012 and 2011, respectively. In fiscal 2011, integration-related costs primarily represent third-party consulting fees and other administrative costs associated with consolidating and coordinating the operations of Avaya and NES. These costs were incurred in connection with, among other things, the on-boarding of NES personnel, developing compatible IT systems and internal processes, and developing and implementing a strategic operating plan to enable a smooth transition with minimal disruption to NES customers. Such costs include fees paid to certain Nortel-controlled entities for logistic and other support functions being performed on a temporary basis pursuant to a transition services agreement which expired in June 2011. For the six months ended March 31, 2012, integration-related costs are primarily associated with the continued development of compatible IT systems.

R&D expenses for the six months ended March 31, 2012 and 2011 were $228 million and $236 million, respectively, a decrease of $8 million. The decrease was primarily due to lower expenses associated with our employee incentive plans, which are driven by our actual financial results relative to established targets and a favorable impact of foreign currency. These reductions include the increased capitalization of our R&D spend during the current period due to the timing in the development cycles of our product development portfolio, pursuant to authoritative accounting guidance. Capitalized software development costs for the six months ended March 31, 2012 and 2011 were $19 million and $14 million, respectively, an increase of $5 million. Because the projects in our product development portfolio at March 31, 2011 were generally further along in the development cycle than those at March 31, 2012, we capitalized a greater portion of our current period R&D spend.

Amortization of intangible assets was $112 million for the six months ended March 31, 2012 and 2011.

Restructuring charges, net, for the six months ended March 31, 2012 and 2011 were $111 million and $64 million, respectively, an increase of $47 million. The Company continues to focus on controlling costs and, as a result, implemented additional initiatives designed to streamline its operations and generate cost savings. These initiatives include exiting facilities and reducing the workforce or relocating positions to lower cost geographies. Restructuring charges recorded during the six months ended March 31, 2012 include employee separation costs of $107 million and lease obligations of $4 million. Employee separation costs for this period include $80 million associated with the proposal that the Company presented to the works council on February 13, 2012 representing employees of certain of the Company’s German subsidiaries to eliminate 327 positions. The costs would consist of severance and employment benefits payments and includes, but is not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. In addition to the restructuring charges related to Germany, the company had employee separation costs in the US, EMEA, excluding Germany and Canada. Restructuring charges recorded during the six months ended March 31, 2011 include employee separation costs of $52 million and lease obligations of $12 million and primarily include costs associated with involuntary employee severance actions in EMEA and the U.S. and facilities vacated during the quarter primarily located in Germany and the U.S. These actions were done, in part, to eliminate redundant positions and underutilized facilities associated with our acquisition of NES. The Company remains focused on its efforts to streamline operations, generate cost savings and eliminate overlapping processes and expenses. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future and the costs of those actions could be material.

Acquisition-related costs for the six months ended March 31, 2012 and 2011 were $3 million and $4 million, respectively, and include third-party legal and other costs related to NES, the pending acquisition of Radvision and other business acquisitions in fiscal 2012 and 2011.

Operating Income (Loss)

For the six months ended March 31, 2012, operating income was $16 million compared to an operating loss of $86 million for the six months ended March 31, 2011, an increase of $102 million.

Operating income (loss) for the six months ended March 31, 2012 and 2011 includes non-cash expenses for depreciation and amortization of $286 million and $335 million and share-based compensation of $5 million and $6 million for each of the periods, respectively.

Interest Expense

Interest expense for the six months ended March 31, 2012 and 2011 was $217 million and $240 million, respectively, which includes non-cash interest expense of $12 million and $28 million, respectively. Non-cash interest expense for the six months ended March 31, 2012 includes (1) amortization of debt issuance costs and (2) accretion of debt discount attributable to our senior secured term B-3 loans which were issued on February 11, 2011 as a result of the modification to certain provisions of the senior secured credit facility. Non-cash interest expense for the six months ended March 31, 2011 includes: (1) amortization of debt issuance costs and (2) accretion of debt discount attributable to our senior secured incremental term B-2 loans through February 11, 2011 the date on which the loans were repaid in full, and (3) accretion of debt discount attributable to our senior secured term B-3 loans which were issued on February 11, 2011 as a result of the modification to certain provisions of the senior secured credit facility.

Cash interest expense for the six months ended March 31, 2012 decreased $7 million. The decrease was a result of the impact of the issuance of the senior secured notes and the related repayment of the senior secured incremental B-2 loans combined with the expiration of certain unfavorable interest rate swap contracts. The senior secured notes bear interest at a lower rate per annum than the previously outstanding senior secured incremental term B-2 loans. This decrease was partially offset by an increase in interest expense due to the impact of the amendment and restatement of the senior secured credit facility. The amendment and restatement of the senior secured credit facility resulted in the creation of a new tranche of senior secured B-3 loans which bear interest at a higher rate per annum than the senior secured term B-1 loans that they replaced. See Note 7, “Financing Arrangements” to our unaudited interim consolidated financial statements for further details on the amendment and extension of the senior secured credit facility and the issuance of the senior secured notes.

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

Other (Expense) Income, Net

Other expense, net, for the six months ended March 31, 2012 was $13 million as compared to other income, net of $1 million for the six months ended March 31, 2012. This difference primarily represents net foreign currency transaction losses of $12 million during the six months ended March 31, 2012 as compared to fees paid to third parties in connection with the modification of the senior secured term B-1 loan of $9 million and net foreign currency transaction gains of $9 million during the six months ended March 31, 2011.

(Benefit from) provision for Income Taxes

The benefit from income taxes for the six months ended March 31, 2012 was $26 million as compared to a provision for income taxes of $41 million for the six months ended March 31, 2011. The effective rate for the six months ended March 31, 2012 was 12.1% as compared to the effective tax rate of 7.2% for the six months ended March 31, 2011 and differs from the U.S. Federal tax rate primarily due to the effect of taxable income in non-U.S. jurisdictions and due to the valuation allowance established against the Company’s U.S. deferred tax assets.

To arrive at its effective income tax rate for interim financial statement purposes, the Company applied the guidance in ASC 740-270-25, which includes consideration of the effect of projected taxable income and loss in the U.S. and non-U.S. jurisdictions applied to each jurisdiction’s statutory rate and the effect of valuation allowances in each jurisdiction.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $45 million to $355 million at March 31, 2012 from $400 million at September 30, 2011. Our existing cash balance generated by operations and borrowings available under our credit facility are our primary sources of short-term liquidity. Based on our current level of operations, we believe these sources will be adequate to meet our liquidity needs for at least the next 12 months. As part of our analysis, we have assessed the implications of recent financial events on our current business and determined that these market conditions have not affected our ability to meet our obligations as they come due in the ordinary course of business and have not had a significant impact on our liquidity as of March 31, 2012. However, we cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under our credit facilities in an amount sufficient to enable us to repay our indebtedness, including the notes, or to fund our other liquidity needs.

Sources and Uses of Cash

A condensed statement of cash flows for the six months ended March 31, 2012 and 2011 follows:

	Six months ended March 31,
In millions	2012	2011
Net cash (used for) provided by:
Net loss	$(188)	$(612)
Adjustments to net loss for non-cash items	324	313
Changes in operating assets and liabilities	(105)	(50)

Operating activities	31	(349)
Investing activities	(63)	(30)
Financing activities	(20)	248
Effect of exchange rate changes on cash and cash equivalents	7	5

Net decrease in cash and cash equivalents	(45)	(126)
Cash and cash equivalents at beginning of period	400	579

Cash and cash equivalents at end of period	$355	$453

Operating Activities

Cash provided by operating activities was $31 million for the six months ended March 31, 2012 compared to cash used of $349 million for the six months ended March 31, 2011. Cash used for operating activities for the six months ended March 31, 2011 includes the repayment of the discount upon redemption of the incremental term B-2 loans of $291 million.

The changes in our operating assets and liabilities resulted in a net decrease in cash and cash equivalents of $105 million for the six months ended March 31, 2012. The net decrease was driven by the payment of accrued interest, payments associated with our business restructuring reserves and payments associated with our employee incentive programs.

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

Investing Activities

Cash used for investing activities was $63 million and $30 million for the six months ended March 31, 2012 and 2011, respectively. Cash used for investing activities for the six months ended March 31, 2012 included capital expenditures and capitalized software development costs of $38 million and $19 million, respectively. Further, the Company advanced $8 million to Parent in exchange for a note receivable, the proceeds of which were used by Parent to partially fund an acquisition. Once the acquisition was complete, Parent immediately merged the acquired entity with and into the Company, with the Company surviving the merger. Also included in cash used for investing activities is $4 million for other acquisitions, as well as $8 million of cash proceeds from the sale of investments and long-lived assets. Cash used for investing activities for the six months ended March 31, 2011 included capital expenditures and capitalized software development costs of $35 million and $14 million, respectively. Further, during the first quarter of fiscal 2011, the Company and Nortel agreed on a final purchase price of $933 million for the acquisition of NES and we received $6 million representing all remaining amounts due to Avaya from funds held in escrow. In addition, restricted cash of $24 million that formerly secured a standby letter of credit is now secured by a letter of credit issued under our secured multi-currency asset-based revolving credit facility. We also used $14 million for the acquisition of Konftel during the second quarter of fiscal 2011.

Financing Activities

Net cash used for financing activities for the six months ended March 31, 2012 was $20 million as compared to net cash provided by financing activities for the six months ended March 31, 2011 of $248 million. Activity for the current period primarily represents payments of long-term debt, as well as capital lease payments. Net cash provided by financing activities for the corresponding prior year period included proceeds from the issuance of our senior secured notes of $1,009 million which were used to repay in full the senior secured incremental term B-2 loans including $696 million for the repayment of principal, net of discount included as a cash out flow for financing activities and $291 million for the repayment of debt discount as discussed under “Operating Activities” above. Additionally, activity for the prior year period included $42 million in associated debt issuance and modification costs and $22 million in scheduled debt payments.

Future Cash Requirements

Our primary future cash requirements will be to fund debt service, capital expenditures, restructuring payments and benefit obligations. In addition, we may use cash in the future to make strategic acquisitions, including the pending acquisition of Radvision as discussed below.

Specifically, we expect our primary cash requirements for the remainder of fiscal 2012 to be as follows:

•

Debt service—We expect to make payments of $220 million during the remainder of fiscal 2012 for principal and interest associated with our long-term debt. We will also make payments associated with our interest rate swaps used to reduce the Company’s exposure to variable-rate interest payments. The maturity of the senior secured term B-3 loans will automatically become due July 26, 2015 unless (i) the total net leverage ratio as tested on such date based upon the most recent financial statements provided to the lenders under the senior secured credit facility is no greater than 5.0 to 1.0 or (ii) on or prior to such date, either (x) an initial public offering shall have occurred or (y) at least $750 million in aggregate principal amount of Avaya Inc.’s existing senior unsecured cash-pay notes and/or senior unsecured PIK toggle notes have been repaid or refinanced or their maturity has been extended to a date no earlier than 91 days after October 26, 2017.

•	Capital expenditures—We expect to spend approximately $76 million for capital expenditures and capitalized software development costs during the remainder of fiscal 2012.

•

Restructuring payments—We expect to make payments of approximately $52 million during the remainder of fiscal 2012 for employee separation costs and lease termination obligations associated with restructuring actions we have implemented through March 31, 2012.

•

Benefit obligations—We estimate we will make payments under our pension and postretirement obligations totaling $108 million. These payments include: $65 million to satisfy the minimum statutory funding requirements of our U.S. qualified plans, $4 million of payments under our U.S. benefit plans which are not pre-funded, $9 million under our non-U.S. benefit plans which are predominately not pre-funded, $6 million under our U.S. retiree medical benefit plan which is not pre-funded and $24 million under the agreements for represented retirees to post-retirement health trusts. See discussion in Note 11, “Benefit Obligations” to our unaudited interim consolidated financial statements for further details of our benefit obligations.

Further, on March 14, 2012, the Company entered into an agreement to acquire Radvision, a leading provider of videoconferencing and telepresence technologies over IP and wireless networks, for approximately $230 million in cash resources. In a press release dated April 5, 2012, the Sponsors announced their intentions to fund a majority of the purchase price.

The acquisition is expected to be completed during the Company’s third quarter of fiscal 2012. The purchase price of the acquisition is expected to be funded with a capital contribution from Parent and Avaya’s existing cash. In connection with the acquisition, we anticipate incurring acquisition-related costs and integration expenses of $12 million during the remainder of fiscal 2012, which includes third party legal and consulting fees.

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

Based on past performance and current expectations, we believe that our existing cash and cash equivalents of $355 million as of March 31, 2012 and future cash provided by operating activities will be sufficient to meet our future cash requirements. Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Debt Ratings

As of March 31, 2012, we had a long-term corporate family rating of B3 with a stable outlook from Moody’s and a corporate credit rating of B- with a stable outlook from Standard & Poor’s. Our ability to obtain additional external financing and the related cost of borrowing may be affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies.

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

Critical Accounting Policies and Estimates

Management has reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K filed with the SEC on December 9, 2011 and determined that there were no significant changes to our critical accounting policies in the six months ended March 31, 2012 except for recently adopted accounting guidance as discussed in Note 2, “Recent Accounting Pronouncements” to our unaudited interim consolidated financial statements.

Goodwill, Intangible and Long-lived Assets

During the second quarter of fiscal year 2012, the Company tested its long-lived assets and goodwill for impairment and determined that no impairment existed. During the three months ended March 31, 2012, the Company experienced a decline in revenue as compared to the same period of the prior year and sequential quarters. This revenue decline has impacted the Company’s forecasts for the remainder of fiscal 2012. As a result of these events, the Company determined that an interim impairment test of its long-lived assets and goodwill should be performed.

Using revised forecasts as of March 31, 2012, we performed step one of the impairment test of long-lived assets with finite lives. Although the revised forecasts provided for lower cash flows, in each case the revised undiscounted cash flows for each asset group were in excess of their respective net book values and therefore no impairment was identified.

We tested our indefinite-lived intangible assets for impairment by comparing the book values of our tradenames and trademarks against their respective estimated fair values. Consistent with the Company’s required annual testing of these assets, the estimated fair values of the Company’s tradenames and trademarks were determined using the discounted cash flows model and the revised revenue projections. Although the estimated fair values of the Company’s tradenames and trademarks were lower at March 31, 2012 when compared to September 30, 2011, their respective book values did not exceed their estimated fair values and therefore no impairment existed. However, if market conditions continue to deteriorate, or if we are unable to execute on our cost reduction efforts and other strategies, it may be necessary to record impairment charges in the future. See Note 4, “Goodwill and Intangible Assets” to our consolidated interim financial statements.

The test of goodwill for impairment began with preparing valuations for our reporting units as of March 31, 2012 utilizing our latest near-term and long-term revenue projections. These valuations reflect the updated sales forecasts and the lower discount rates for the Company’s reporting units. Specifically, the valuations at March 31, 2012 and September 30, 2011, were prepared assuming, among other things, discount rates of 11.5% and 12% and long-term growth rates of 3% and 3%, respectively. These key assumptions, along with other assumptions for lower short-term revenue growth rates, increased restructuring charges and changes in other operating costs and expenses resulted in lower estimated values for our reporting units. The adverse effect of these changes in assumptions was further compounded for the remainder of fiscal year 2012 and beyond, as the growth rate assumptions were applied to our actual results through March 31, 2012, which were below the levels estimated in September 2011. We do not believe that our historical results for the six months ended March 31, 2012, which were impacted by the above factors, are indicative of our future operating results.

Using these valuations at March 31, 2012, the Company performed step one of the goodwill impairment test and although the estimated fair values of each reporting unit were lower at March 31, 2012 when compared to September 30, 2011, their respective book values did not exceed their estimated fair values and therefore no impairment existed. However, if market conditions continue to deteriorate, or if we are unable to execute on our cost reduction efforts and other strategies, it may be necessary to record impairment charges in the future. Further, in order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test the Company applied a hypothetical 10% decrease to the fair value of each reporting unit. This hypothetical 10% decrease in the fair value of each reporting unit at March 31, 2012 indicated that only one reporting unit, with goodwill of $53 million, would fail step one of the goodwill impairment test. Based on our goodwill impairment assessment performed as of March 31, 2012, we determined that no other reporting unit was at risk for failing step one of the goodwill impairment test. See Note 4, “Goodwill and Intangible Assets” to our consolidated interim financial statements.

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

EBITDA and Adjusted EBITDA have limitations as analytical tools. Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we consider not to be indicative of our ongoing operations. In particular, based on our debt agreements the definition of Adjusted EBITDA allows us to add back certain non-cash charges that are deducted in calculating net income (loss). Our debt agreements also allow us to add back restructuring charges, Sponsor monitoring fees and other specific cash costs and expenses as defined in the agreements and that portion of our pension costs, other post-employment benefits costs, and non-retirement post-employment benefits costs representing the amortization of pension service costs and actuarial gain or loss associated with these employment benefits. However, these are expenses that may recur, may vary and are difficult to predict. Further, our debt agreements require that Adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.

The unaudited reconciliation of net loss, which is a GAAP measure, to EBITDA and Adjusted EBITDA is presented below:

	Three months ended March 31,		Six months ended March 31,
(In millions)	2012	2011	2012	2011
Net loss	$(162)	$(432)	$(188)	$(612)
Interest expense	108	113	217	240
Interest income	(1)	(1)	(2)	(2)
(Benefit from) provision for income taxes	(24)	19	(26)	41
Depreciation and amortization	143	167	286	335

EBITDA	64	(134)	287	2
Impact of purchase accounting adjustments (a)	1	(1)	1	(2)
Restructuring charges, net	90	42	111	64
Sponsors’ fees (b)	2	2	4	4
Acquisition-related costs (c)	2	—	3	4
Integration-related costs (d)	3	39	8	87
Loss on extinguishment of debt (e)	—	246	—	246
Third-party fees expensed in connection with the debt modification (f)	—	9	—	9
Non-cash share-based compensation	2	3	5	6
Write-down of assets held for sale to net realizable value	—	—	—	1
Loss (gain) on investments and sale of long-lived assets, net	2	(1)	3	(1)
Loss (gain) on foreign currency transactions	11	(1)	12	(9)
Pension/OPEB/nonretirement postemployment benefits and long-term disability costs (g)	23	16	45	31

Adjusted EBITDA	$200	$220	$479	$442

(a)	The impact of purchase accounting adjustments represents the net adjustments to eliminate the impact of certain purchase accounting adjustments recorded as a result of the acquisition of NES and the Merger.
(b)	Sponsors’ fees represent monitoring fees payable to affiliates of the Sponsors pursuant to a management services agreement entered into at the time of the Merger.
(c)	Acquisition-related costs include legal and other costs related to NES and other acquisitions.
(d)	Integration-related costs primarily represent third-party consulting fees and other administrative costs associated with consolidating and coordinating the operations of Avaya and NES. In fiscal 2012, the costs primarily relate to developing compatible IT systems and internal processes. In fiscal 2011, these costs were incurred in connection with, among other things, the on-boarding of NES personnel, developing compatible IT systems and internal processes and developing and implementing a strategic operating plan to help enable a smooth transition with minimal disruption to NES customers. Integration-related costs also include fees paid to certain Nortel-controlled entities for logistics and other support functions being performed on a temporary basis pursuant to a transition services agreement.

(e)	Loss on extinguishment of debt represents the loss recognized in connection with the payment in full of the senior secured incremental term B-2 loans. The loss is based on the difference between the reacquisition price and the carrying value of the senior secured incremental term B-2 loans. See Note 7, “Financing Arrangements,” to our unaudited interim consolidated financial statements located elsewhere in this Form 10-Q.
(f)	The third-party fees expensed in connection with debt modification represent fees paid to third parties in connection with the modification of the senior secured credit facility. See Note 7, “Financing Arrangements,” to our unaudited interim consolidated financial statements located elsewhere in this Form 10-Q.
(g)	Represents that portion of our pension costs, other post-employment benefit costs and non-retirement post-employment benefit costs representing the amortization of prior service costs and net actuarial gains/losses associated with these employment benefits.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risk” in Avaya’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 filed with the SEC on December 9, 2011. As of March 31, 2012, there has been no material change in this information.

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

There have been no material changes during the quarterly period ended March 31, 2012 to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

During the period covered by this Form 10-Q, no events took place that were required to be disclosed in a report on Form 8-K, but not reported.

Item 6.	Exhibits.

Exhibit Number

31.1	Certification of Kevin J. Kennedy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Anthony J. Massetti pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kevin J. Kennedy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Anthony J. Massetti pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Avaya Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at March 31, 2012 and September 30, 2011, (ii) Consolidated Statement of Operations for the three and six months ended March 31, 2012 and 2011 (iii) Consolidated Statements of Cash Flows for the six months ended March 31, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements (Unaudited)*

*	Pursuant to Rule 406 T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAYA INC.

By:	/S/ KEVIN J. MACKAY
Kevin J. MacKay Vice President, Controller & Chief Accounting Officer (Principal Accounting Officer)

May 14, 2012