Form 10-Q
period 2012-06-30
AVAYA INC
filed 2012-08-14
CIK 1116521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-15951
________________________________________________
AVAYA INC.
(Exact name of registrant as specified in its charter)
________________________________________________

Delaware	22-3713430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

211 Mount Airy Road Basking Ridge, New Jersey	07920
(Address of principal executive offices)	(Zip Code)
(908) 953-6000
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)
________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of August 14, 2012, 100 shares of Common Stock, $.01 par value, of the registrant were outstanding.

This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Avaya Inc. and its subsidiaries and other companies, as indicated. Unless otherwise provided in this Quarterly Report on Form 10-Q, trademarks identified by ® and TM are registered trademarks or trademarks, respectively of Avaya Inc. or its subsidiaries. All other trademarks are the properties of their respective owners.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Avaya Inc.
Consolidated Statements of Operations (Unaudited)
(In millions)

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
REVENUE
Products	$634	$729	$2,020	$2,208
Services	616	643	1,874	1,920
	1,250	1,372	3,894	4,128
COSTS
Products:
Costs (exclusive of amortization of technology intangible assets)	271	319	862	994
Amortization of technology intangible assets	47	65	146	198
Services	309	335	946	1,022
	627	719	1,954	2,214
GROSS MARGIN	623	653	1,940	1,914
OPERATING EXPENSES
Selling, general and administrative	405	472	1,252	1,403
Research and development	116	115	344	351
Amortization of intangible assets	57	56	169	168
Restructuring and impairment charges, net	21	102	132	166
Acquisition-related costs	1	—	4	4
	600	745	1,901	2,092
OPERATING INCOME (LOSS)	23	(92)	39	(178)
Interest expense	(107)	(111)	(324)	(351)
Loss on extinguishment of debt	—	—	—	(246)
Other income (expense), net	6	(1)	(7)	—
LOSS BEFORE INCOME TAXES	(78)	(204)	(292)	(775)
Provision for (benefit from) income taxes	88	(52)	62	(11)
NET LOSS	$(166)	$(152)	$(354)	$(764)

The accompanying notes to consolidated financial statements are an integral part of these statements.
Avaya Inc.
Consolidated Balance Sheets (Unaudited)
(In millions, except per share and shares amounts)

	June 30, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$271	$400
Accounts receivable, net	729	755
Inventory	278	280
Deferred income taxes, net	7	8
Other current assets	284	274
TOTAL CURRENT ASSETS	1,569	1,717
Property, plant and equipment, net	354	397
Deferred income taxes, net	54	28
Intangible assets, net	1,877	2,129
Goodwill	4,188	4,079
Other assets	194	196
TOTAL ASSETS	$8,236	$8,546
LIABILITIES
Current liabilities:
Debt maturing within one year	$37	$37
Accounts payable	440	465
Payroll and benefit obligations	260	323
Deferred revenue	590	639
Business restructuring reserve, current portion	109	130
Other current liabilities	293	352
TOTAL CURRENT LIABILITIES	1,729	1,946
Long-term debt	6,093	6,120
Pension obligations	1,669	1,636
Other postretirement obligations	506	502
Deferred income taxes, net	193	168
Business restructuring reserve, non-current portion	50	56
Other liabilities	524	496
TOTAL NON-CURRENT LIABILITIES	9,035	8,978
Commitments and contingencies
DEFICIENCY
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,924	2,692
Accumulated deficit	(4,246)	(3,892)
Accumulated other comprehensive loss	(1,206)	(1,178)
TOTAL DEFICIENCY	(2,528)	(2,378)
TOTAL LIABILITIES AND DEFICIENCY	$8,236	$8,546

The accompanying notes to consolidated financial statements are an integral part of these statements.

Avaya Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine months ended June 30,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(354)	$(764)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	426	498
Share-based compensation	7	9
Amortization of debt issuance costs	16	18
Accretion of debt discount	1	18
Repayment of B-2 term loans related to cumulative accretion of debt discount	—	(50)
Non-cash charge for debt issuance costs upon redemption of incremental B-2 term loans	—	5
Third-party fees expensed in connection with the debt modification	—	9
Provision for uncollectible receivables	4	2
Deferred income taxes, net	7	2
Loss on sale of investments and long-lived assets, net	3	1
Write-down of assets held for sale to net realizable value	4	—
Impairment of long-lived assets	2	—
Pension curtailment	5	7
Unrealized loss (gain) on foreign currency exchange	3	(25)
Changes in operating assets and liabilities:
Accounts receivable	48	80
Inventory	3	(91)
Accounts payable	(23)	54
Payroll and benefit obligations	(87)	(10)
Business restructuring reserve	(16)	40
Deferred revenue	(56)	(49)
Other assets and liabilities	(53)	(146)
NET CASH USED FOR OPERATING ACTIVITIES	(60)	(392)
INVESTING ACTIVITIES:
Capital expenditures	(60)	(61)
Capitalized software development costs	(30)	(28)
Acquisition of businesses, net of cash acquired	(212)	(16)
Return of funds held in escrow from the NES acquisition	—	6
Proceeds from sale of long-lived assets	2	7
Proceeds from sale of investments	73	—
Restricted cash	—	26
Advance to Parent	(8)	—
Other investing activities, net	(2)	—
NET CASH USED FOR INVESTING ACTIVITIES	(237)	(66)
FINANCING ACTIVITIES:
Repayment of incremental B-2 term loans	—	(696)
Debt issuance and third-party debt modification costs	—	(42)
Proceeds from senior secured notes	—	1,009
Repayment of long-term debt	(28)	(32)
Capital contribution from Parent	196	—
Borrowings under revolving credit facility	60	—
Repayments of borrowings under revolving credit facility	(60)	—
Other financing activities, net	(1)	(1)
NET CASH PROVIDED BY FINANCING ACTIVITIES	167	238
Effect of exchange rate changes on cash and cash equivalents	1	9
NET DECREASE IN CASH AND CASH EQUIVALENTS	(129)	(211)
Cash and cash equivalents at beginning of period	400	579
Cash and cash equivalents at end of period	$271	$368
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

Avaya conducts its business operations in three segments. Two of those segments, Global Communications Solutions and Avaya Networking, make up Avaya's Enterprise Collaboration Solutions product portfolio. The third segment contains Avaya’s services portfolio and is called Avaya Global Services.

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

Avaya sells solutions directly and through its channel partners. As of June 30, 2012, Avaya had approximately 11,000 channel partners worldwide, including system integrators, service providers, value-added resellers and business partners that provide sales and service support.

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

Acquisition of RADVISION Ltd.

On June 5, 2012, Avaya acquired RADVISION Ltd. (“Radvision”) for $230 million in cash. Radvision is a global provider of videoconferencing and telepresence technologies over internet protocol (“IP”) and wireless networks. These unaudited consolidated financial statements include the operating results of Radvision since June 5, 2012.

Basis of Presentation

The consolidated financial statements include the accounts of Avaya Inc. and its subsidiaries. The accompanying unaudited interim consolidated financial statements as of June 30, 2012 and for the three and nine months ended June 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements, and should be read in conjunction with the consolidated financial statements and other financial information for the fiscal year ended September 30, 2011, which were included in the Company’s Annual Report on Form 10-K filed with the SEC on December 9, 2011. The condensed balance sheet as of September 30, 2011 was derived from the Company’s audited financial statements. The significant accounting policies used in preparing these unaudited interim consolidated financial statements are the same as those described in Note 2 to those audited consolidated financial statements except for recently adopted accounting guidance as discussed in Note 2 “Recent Accounting Pronouncements” of these unaudited interim consolidated financial statements. In management’s opinion, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated.

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

In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment. As a result of the guidance, an entity will be allowed to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An entity will not be required to perform the quantitative impairment test unless the entity determines, based on a qualitative assessment, that it is more likely than not that the indefinite-lived asset is impaired. The accounting guidance is effective for the Company beginning in fiscal year 2013. This accounting guidance is not expected to have a material impact on the consolidated financial statements or financial statement disclosures.

3.	Business Combinations

RADVISION Ltd.

On June 5, 2012, Avaya acquired Radvision for $230 million in cash. The purchase price was funded with (i) a capital contribution to Avaya from Parent in the amount of $196 million from the Parent's issuance of Series B preferred stock and warrants to purchase common stock of Parent, and (ii) approximately $34 million of Avaya's cash.

The acquisition of Radvision has been accounted for under the acquisition method, which requires an allocation of the purchase price of the acquired entity to the assets acquired and liabilities assumed based on their estimated fair values from a market-participant perspective at the date of acquisition. The allocation of the purchase price as reflected within these unaudited consolidated financial statements is based on the best information available to management at the time these unaudited consolidated financial statements were issued and is provisional pending the completion of the final valuation analysis of the Radvision assets and liabilities and the completion of an appraisal of the long-lived assets acquired as of the acquisition date, which the Company has partially relied upon. During the measurement period (which is not to exceed one year from the acquisition date), the Company will be required to retrospectively adjust the provisional amounts recognized to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Further, during the measurement period, the Company is also required to recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date.

The fair values of the assets acquired and liabilities assumed were preliminarily determined using the income, cost and market approaches. The fair value of acquired technologies, trade names and customer relationships were estimated using the income approach which values the subject asset using the projected cash flows to be generated by the asset, discounted at a required rate of return that reflects the relative risk of achieving the cash flow and the time value of money. The cost approach was used to estimate the fair values of property, plant and equipment and reflects the estimated reproduction or replacement costs for the assets, less an allowance for loss in value due to depreciation. The market approach was utilized in combination with the income approach to estimate the fair values of most working capital accounts.
A preliminary allocation of the purchase price to the assets acquired and the liabilities assumed in the Radvision acquisition was performed based on their estimated fair values. As additional information becomes available, differences between the allocation of the purchase price and the allocation of the purchase price when finalized, particularly as it pertains to intangible assets, deferred income taxes and goodwill, may be identified. Intangible assets include acquired technologies of $31 million, trade names of $1 million and customer relationships of $11 million. The acquired technologies, trade names and customer relationships are being amortized over a weighted average useful life of seven years, two years and ten years, respectively, on a straight-line basis. No in-process research and development was acquired in the Radvision acquisition.
The excess of the purchase price over the preliminary assessment of the net tangible and intangible assets acquired resulted in goodwill of $96 million. The premium paid by the Company in the transaction is largely attributable to the acquisition of assembled workforce and the synergies and economies of scale provided to a market participant, particularly as it pertains to marketing efforts and customer base. None of the goodwill is deductible for income tax purposes.
These unaudited consolidated financial statements include the operating results of the Radvision business since June 5, 2012. The revenues and expenses specific to the Radvision business and the pro forma results are not material to these unaudited consolidated financial statements.

Other Acquisitions

During fiscal years 2012 and 2011, the Company completed several other acquisitions primarily to enhance the Company’s technology portfolio.

In October 2011, Parent completed a $31 million acquisition and immediately merged the acquired entity with and into the Company, with the Company surviving the merger. In connection with this acquisition, the Company advanced $8 million to Parent in exchange for a note receivable due October 2014 with interest at 1.63% per annum. The Company recognized $31 million of contributed capital associated with that merger. The aggregate purchase price of the other acquisitions completed by the Company and Parent was $36 million during the nine months ended June 30, 2012.

On January 3, 2011, the Company acquired all outstanding shares of Konftel AB (“Konftel”), for $14 million in cash consideration, inclusive of a working capital adjustment. Konftel is a Swedish-based vendor of conference room terminals, offering analog, internet protocol, soft, cellular, and session initiation protocol terminals.

The acquisitions have been accounted for under the acquisition method. Intangible assets include acquired technologies of $20 million during the nine months ended June 30, 2012. The acquired technologies are being amortized over a weighted average useful life of five years, on a straight-line basis. No in-process research and development was acquired in the acquisitions.

The excess of the purchase price over the preliminary assessment of the net tangible and intangible assets acquired in connection with these other acquisitions during the nine months ended June 30, 2012 resulted in goodwill of $16 million. The premiums paid by the Company and Parent in the transactions are largely attributable to the acquisition of assembled workforces and the synergies and economies of scale provided to a market participant, particularly as it pertains to marketing efforts and customer base. None of the goodwill is deductible for tax purposes.

These unaudited consolidated financial statements include the operating results of the acquired entities since their respective acquisition dates. The revenues and expenses specific to these businesses and their pro forma results are not material to these unaudited consolidated financial statements.

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

These valuations reflect the additional market risks, lower discount rates and the updated sales forecasts for the Company’s reporting units based off recent results. Specifically, the valuations at March 31, 2012 and September 30, 2011, were prepared assuming, among other things, discount rates of 11.5% and 12% and long-term growth rates of 3% and 3%, respectively. These key assumptions, along with other assumptions for lower short-term revenue growth rates, increased restructuring charges and changes in other operating costs and expenses resulted in lower estimated values for the Company’s reporting units. The adverse effect of these changes in assumptions was further compounded for the remainder of fiscal year 2012 and beyond, as the growth rate assumptions were applied to the Company’s actual results through March 31, 2012, which were below the levels estimated in September 2011. The Company does not believe that the historical results for the six months ended March 31, 2012 are indicative of its future operating results.

Using the revised valuations at March 31, 2012 and the valuation approach described above, the results of step one of the goodwill impairment test indicated that although the estimated fair values of each reporting unit were lower at March 31, 2012 when compared to September 30, 2011, their respective book values did not exceed their estimated fair values and therefore no impairment existed.

June 30, 2012 and 2011

The Company determined that no events occurred or circumstances changed during the three months ended June 30, 2012 that would indicate that the fair value of a reporting unit may be below its carrying amount. However, if market conditions continue to deteriorate, or if the Company is unable to execute on its cost reduction efforts and other strategies, it may be necessary to record impairment charges in the future.

The Company determined that no events occurred or circumstances changed during the nine months ended June 30, 2011 that would indicate that the fair value of a reporting unit may be below its carrying amount.

Intangible Assets

Intangible assets include acquired technology, customer relationships, trademarks and trade-names and other intangibles. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five years to fifteen years.

Acquired technology and patents do not include capitalized software development costs. Unamortized capitalized software developments costs of $58 million at June 30, 2012 and $58 million at September 30, 2011 are included in other assets.

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

June 30, 2012 and 2011

The Company determined that no events occurred or circumstances changed during the three months ended June 30, 2012 that would indicate that its intangible assets with indefinite lives and other long-lived assets may be impaired. However, if market conditions continue to deteriorate, it may be necessary to record impairment charges in the future.

The Company determined that no events occurred or circumstances changed during the nine months ended June 30, 2011 that would indicate that its intangible assets with indefinite lives and other long-lived assets may be impaired.

5.	Supplementary Financial Information

Consolidated Statements of Operations Information

	Three months ended June 30,		Nine months ended June 30,
In millions	2012	2011	2012	2011
OTHER INCOME (EXPENSE), NET
Interest income	$1	$1	$3	$3
Gain (loss) on foreign currency transactions	5	(2)	(7)	7
Costs incurred in connection with debt modification	—	—	—	(9)
Other, net	—	—	(3)	(1)
Total other income (expense), net	$6	$(1)	$(7)	$—
COMPREHENSIVE LOSS
Net loss	$(166)	$(152)	$(354)	$(764)
Other comprehensive income (loss):
Pension, postretirement and postemployment benefit-related items, net of tax benefit of $(18) and $0 for the three and nine months ended June 30, 2012 and $5 and $18 for the three and nine months ended June 30, 2011	(103)	10	(75)	28
Cumulative translation adjustment	13	(2)	28	(23)
Unrealized gain (loss) on term loan interest rate swap, net of tax benefit of $4 and $0 for the three and nine months ended June 30, 2012 and tax benefit of $4 and tax of $8 for the three and nine months ended June 30, 2011	9	(5)	15	13
Unrealized loss on investments reclassified into earnings, net of tax of $0 for the three and nine months ended June 30, 2012 and $0 for the three and nine months ended June 30, 2011	(1)	(1)	2	—
Unrealized loss on investments, net of tax benefit of $2 and $0 for the three and nine months ended June 30, 2012 and $0 for the three and nine months ended June 30, 2011	2	—	2	—
Total comprehensive loss	$(246)	$(150)	$(382)	$(746)

6.	Business Restructuring Reserve and Programs

Fiscal 2012 Restructuring Program

During the first nine months of fiscal 2012, the Company continued to identify opportunities to streamline operations and generate cost savings which include exiting facilities and eliminating employee positions. Restructuring charges associated with these initiatives include employee separation costs primarily associated with employee severance actions in Germany, as well as the US, Europe, Middle East and Africa (“EMEA”) excluding Germany, and Canada. Employee separation charges included $70 million related to an agreement reached with the German Works Council representing employees of certain Avaya subsidiaries for the elimination of 327 positions. The headcount reductions identified in this action are expected to be completed in fiscal 2013 with the related payments to be completed in fiscal 2014. The payments include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. The payments related to the headcount reductions for the other actions taken, globally, excluding Germany, are expected to be completed in fiscal 2014. As the Company continues to evaluate and identify additional operational synergies, additional cost saving opportunities may be identified.

The Company has initiated a plan to dispose of a Company owned facility in Munich, Germany and relocate to a new facility.  Accordingly, the Company has written the value of this asset down to its net realizable value of $4 million and has reclassified this asset as held for sale.  Included in restructuring and impairment charges, net in the Statement of Operations is an impairment charge of $4 million for the three and nine months ended June 30, 2012.

The following table summarizes the components of the fiscal 2012 restructuring program during the nine months ended June 30, 2012:

In millions	Employee Separation Costs	Lease Obligations	Total
2012 restructuring charges	$112	$13	$125
Cash payments	(32)	(2)	(34)
Impact of foreign currency fluctuations	(4)	—	(4)
Balance as of June 30, 2012	$76	$11	$87

Fiscal 2011 Restructuring Program

During fiscal 2011, the Company identified opportunities to streamline operations and generate cost savings which included exiting facilities and eliminating employee positions. Restructuring charges associated with these initiatives included employee separation costs primarily associated with employee severance actions in Germany, as well as other EMEA countries and the U.S. Employee separation charges included $56 million associated with an agreement reached with the German Works Council representing employees of certain of Avaya’s German subsidiaries for the elimination of 210 employee positions. Severance and employment benefits payments associated with this program are expected to be completed in fiscal 2014, and include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities are expected to continue through fiscal year 2020.

The following table summarizes the components of the fiscal 2011 restructuring program during the nine months ended June 30, 2012:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of October 1, 2011	$101	$24	$125
Cash payments	(87)	(5)	(92)
Adjustments (1)	(1)	1	—
Impact of foreign currency fluctuations	(1)	(2)	(3)
Balance as of June 30, 2012	$12	$18	$30

(1)
Included in adjustments are changes in estimates, whereby all increases and decreases in costs related to the fiscal 2011 restructuring program are recorded to the restructuring charges line item in operating expenses in the period of the adjustment.

Fiscal 2010 Restructuring Program

The following table summarizes the components of the fiscal 2010 restructuring program during the nine months ended June 30, 2012:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of October 1, 2011	$5	$14	$19
Cash payments	(6)	(6)	(12)
Adjustments	1	1	2
Impact of foreign currency fluctuations	—	1	1
Balance as of June 30, 2012	$—	$10	$10

Fiscal 2009 Restructuring Program

The following table summarizes the components of the fiscal 2009 restructuring program during the nine months ended June 30, 2012:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of October 1, 2011	$3	$3	$6
Cash payments	(3)	(1)	(4)
Adjustments	1	—	1
Balance as of June 30, 2012	$1	$2	$3

Fiscal 2008 Restructuring Reserve

The following table summarizes the components of this reserve during the nine months ended June 30, 2012:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of October 1, 2011	$6	$30	$36
Cash payments	—	(3)	(3)
Adjustments (1)	(1)	(2)	(3)
Impact of foreign currency fluctuations	(1)	—	(1)
Balance as of June 30, 2012	$4	$25	$29

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

In millions	June 30, 2012	September 30, 2011
Senior secured term B-1 loans	$1,438	$1,449
Senior secured term B-3 loans	2,149	2,165
Senior secured notes	1,009	1,009
9.75% senior unsecured cash pay notes due 2015	700	700
10.125%/10.875% senior unsecured PIK toggle notes due 2015	834	834
	6,130	6,157
Debt maturing within one year	(37)	(37)
Long-term debt	$6,093	$6,120

Senior Secured Credit Facility

Prior to refinancing on February 11, 2011, the senior secured credit facility consisted of (a) a senior secured multi-currency revolver allowing for borrowings of up to $200 million, (b) a $3,800 million senior secured term loan (the “term B-1 loans”), which was drawn in full on the closing date of the Merger, and (c) a $1,000 million incremental senior secured term loan (the “incremental term B-2 loans”), which was drawn in full at an original issue discount of 20.0% on December 18, 2009 to finance the acquisition of NES.

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

The amendment and restatement of the senior secured credit facility represents a debt modification for accounting purposes. Accordingly, third party expenses of $9 million incurred in connection with the transaction were expensed as incurred and included in other income, net during the nine months ended June 30, 2011. Avaya’s financing sources that held term B-1 loans and/or revolving credit commitments under the senior secured credit facility and consented to the amendment and restatement of the senior secured credit facility received in aggregate a consent fee of $10 million. Fees paid to or on behalf of the creditors in connection with the modification were recorded as a discount to the face value of the debt and are being accreted over the term of the debt as interest expense.

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

On August 8, 2011, the Company amended the terms of the senior secured multi-currency revolver to extend the final maturity from October 26, 2013 to October 26, 2016. All other terms and conditions of the senior secured credit facility remain unchanged. As of June 30, 2012 there were no amounts outstanding under the senior secured multi-currency revolver.

As a result of the refinancing transaction, the term loans outstanding under the senior secured credit facility include term B-1 loans and term B-3 loans with remaining face values as of June 30, 2012 (after all principal payments to date) of $1,438 million and $2,157 million, respectively. The Company is required to make scheduled quarterly principal payments under the term B-1 loans and the term B-3 loans, equal to $10 million in the aggregate.

As of June 30, 2012 affiliates of Silver Lake held $46 million and $122 million in outstanding principal amounts of term B-1 loans and term B-3 loans, respectively. As of September 30, 2011 affiliates of Silver Lake held $54 million and $123 million in outstanding principal amounts of term B-1 loans and term B-3 loans, respectively.

As of June 30, 2012 affiliates of TPG held $44 million in outstanding principal amounts of term B-1 loans. As of September 30, 2011 affiliates of TPG held $119 million in outstanding principal amounts of term B-1 loans.

Senior Unsecured Notes

The Company has issued $700 million of senior unsecured cash-pay notes and $750 million of senior unsecured PIK toggle notes, each due November 1, 2015. The interest rate for the cash-pay notes is fixed at 9.75% and the interest rates for the cash interest and PIK interest portions of the PIK-toggle notes are fixed at 10.125% and 10.875%, respectively. The Company may prepay the senior unsecured notes at 102.4375% of the cash-pay note and 102.5313% of the PIK-toggle note principal amount redeemed on November 1, 2012 which decreases to 100% of each on or after November 1, 2013. Upon the occurrence of specific kinds of changes of control, the Company will be required to make an offer to purchase the senior unsecured notes at 101% of their principal amount. If the Company or any of its restricted subsidiaries engages in certain asset sales, under certain circumstances the Company will be required to use the net proceeds to make an offer to purchase the senior unsecured notes at 100% of their principal amount. Substantially all of the Company’s U.S. 100%-owned subsidiaries are guarantors of the senior unsecured notes.

For the periods May 1, 2009 through October 31, 2009 and November 1, 2009 through April 30, 2010, the Company elected to pay interest in kind on its senior PIK toggle notes. PIK interest of $41 million and $43 million was added, for these periods, respectively, to the principal amount of the senior unsecured notes effective November 1, 2009 and May 1, 2010, respectively, and will be payable when the senior unsecured notes become due. For the periods from May 1, 2010 to October 31, 2011 the Company elected to make such payments in cash interest. Under the terms of these notes, after November 1, 2011 the Company is required to make all interest payments on the senior unsecured PIK toggle notes entirely in cash.

Senior Secured Asset-Based Credit Facility

The Company’s senior secured multi-currency asset-based revolving credit facility allows for borrowings of up to $335 million, subject to availability under a borrowing base, of which $150 million may be in the form of letters of credit. The borrowing base at any time equals the sum of 85% of eligible accounts receivable plus 85% of the net orderly liquidation value of eligible inventory, subject to certain reserves and other adjustments. The Company and substantially all of its U.S. subsidiaries are borrowers under this facility, and borrowings are guaranteed by Parent, the Company and substantially all of the Company’s U.S. subsidiaries. The facility is secured by substantially all assets of Parent, the Company and the subsidiary guarantors. The senior secured multi-currency asset-based revolving credit facility also provides the Company with the right to request up to $100 million of additional commitments under this facility.

On August 8, 2011, the Company amended the terms of its senior secured multi-currency asset-based revolving credit facility to extend its final maturity from October 26, 2013 to October 26, 2016. All other terms and conditions of the senior secured multi-currency asset-based revolving credit facility remain unchanged.

In connection with the acquisition of Radvision, the Company borrowed $60 million under its senior secured asset-based credit facility. Following the completion of the acquisition, all amounts borrowed were repaid in full. Borrowings under the senior secured multi-currency asset-based revolving credit facility bear interest at a rate per annum equal to, at the Company's option, either (a) a LIBOR rate plus a margin of 1.50% or (b) a base rate plus a margin of 0.50%. The interest rate election made was the base rate.
At June 30, 2012 and September 30, 2011, there were no borrowings under this facility. At June 30, 2012 and September 30, 2011 there were $75 million and $75 million, respectively, of letters of credit issued in the ordinary course of business under the senior secured asset-based credit facility resulting in remaining availability of $225 million and $252 million, respectively.

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

As of June 30, 2012 and September 30, 2011, the Company was not in default under its senior secured credit facility, the indenture governing its senior secured notes, the indenture governing its senior unsecured notes or its senior secured multi-currency asset-based revolving credit facility.

The weighted average interest rate of the Company’s outstanding debt as of June 30, 2012 was 6.1% excluding the impact of the interest rate swaps described in Note 8, “Derivatives and Other Financial Instruments”.

Annual maturities of long-term debt for the next five years ending September 30 and thereafter consist of:

In millions
Remainder of fiscal 2012	$10
2013	38
2014	38
2015	1,442
2016	1,542
2017 and thereafter	3,068
Total	$6,138

Capital Lease Obligations

Included in other liabilities at June 30, 2012 is $21 million of capital lease obligations, primarily associated with an office facility.

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

The details of these swaps are as follows:

In millions	Effective Date	Maturity Date	Notional Amount	Floating Rate Received by Avaya	Fixed Rate Paid by Avaya
5-year swap	November 26, 2007	November 26, 2012	$300	3-month LIBOR	4.591%
3-year swap	August 26, 2010	August 26, 2013	750	3-month LIBOR	1.160%
3-year swap	August 26, 2010	August 26, 2013	750	3-month LIBOR	1.135%
Notional amount—Total			$1,800

The following table summarizes the (gains) and losses of the interest rate contracts qualifying and designated as cash flow hedging instruments:

	Three months ended June 30,		Nine months ended June 30,
In millions	2012	2011	2012	2011
(Gain) Loss on interest rate swaps
Recognized in other comprehensive loss	$(5)	$9	$(15)	$(21)
Reclassified from accumulated other comprehensive loss into interest expense	$6	$8	$19	$33
Recognized in operations (ineffective portion)	$—	$—	$—	$—

The Company expects to reclassify approximately $14 million from accumulated other comprehensive loss into expense in the next twelve months related to the Company’s interest rate swaps based on the projected borrowing rates as of June 30, 2012.

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

The gains and (losses) of the foreign currency forward contracts included in other income (expense), net were $(2) million and $1 million for the three months ended June 30, 2012 and 2011, respectively, and $(7) million and $(2) million for the nine months ended June 30, 2012 and 2011, respectively.

The following table summarizes the estimated fair value of derivatives:

In millions	June 30, 2012			September 30, 2011
Balance Sheet Location	Total	Foreign Currency Forward Contracts	Interest Rate Swaps	Total	Foreign Currency Forward Contracts	Interest Rate Swaps
Other current assets	$1	$1	$—	$1	$1	$—
Other current liabilities	(16)	—	(16)	(26)	(2)	(24)
Other non-current liabilities	(2)	—	(2)	(10)	—	(10)
Net Liability	$(17)	$1	$(18)	$(35)	$(1)	$(34)

9.	Fair Value Measures

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

Fair Value Hierarchy

The accounting guidance for fair value measurements also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The inputs are prioritized into three levels that may be used to measure fair value:
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

Asset and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and September 30, 2011 were as follows:

	June 30, 2012
	Fair Value Measurements Using
In millions	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Current Assets:
Foreign currency forward contracts	$1	$—	$1	$—
Investments	1	1	—	—
	$2	$1	$1	$—
Other Non-Current Assets:
Investments	$6	$4	$2	$—
Other Current Liabilities:
Interest rate swaps	$16	$—	$16	$—
Other Non-Current Liabilities:
Interest rate swaps	$2	$—	$2	$—

	September 30, 2011
	Fair Value Measurements Using
In millions	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Current Assets:
Foreign currency forward contracts	$1	$—	$1	$—
Other Non-Current Assets:
Investments	$11	$9	$2	$—
Other Current Liabilities:
Foreign currency forward contracts	$2	$—	$2	$—
Interest rate swaps	24	—	24	—
	$26	$—	$26	$—
Other Non-Current Liabilities:
Interest rate swaps	$10	$—	$10	$—

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

In connection with an acquisition completed by Parent in October 2011, the Company advanced $8 million to Parent in exchange for a note receivable. The note receivable is due October 2014 with interest at 1.63% per annum and is included in other assets in the Company’s Consolidated Balance Sheet. The estimated fair value of the note receivable at June 30, 2012 was $6 million and was determined based on a Level 2 input using discounted cash flow techniques.

The estimated fair values of the amounts borrowed under the Company’s financing arrangements at June 30, 2012 and September 30, 2011 were estimated based on a Level 2 input using quoted market prices for the Company’s debt which is subject to infrequent transactions (i.e. a less active market).

The estimated fair values of the amounts borrowed under the Company’s credit agreements at June 30, 2012 and September 30, 2011 are as follows:

	June 30, 2012		September 30, 2011
In millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior secured term B-1 loans	$1,438	$1,354	$1,449	$1,298
Senior secured term B-3 loans	2,149	1,910	2,165	1,833
Senior secured notes	1,009	934	1,009	854
9.75% senior unsecured cash pay notes due 2015	700	581	700	511
10.125%/10.875% senior unsecured PIK toggle notes due 2015	834	696	834	612
Total	$6,130	$5,475	$6,157	$5,108

10.	Income Taxes

The provision for income taxes for the three months ended June 30, 2012 was $88 million, as compared to the benefit from income taxes of $52 million for the three months ended June 30, 2011. The effective tax rate for the three months ended June 30, 2012 was 112.8% as compared to the effective rate of 25.5% for the three months ended June 30, 2011, and differs from the U.S. Federal tax rate primarily due to the effect of taxable income in non-U.S. jurisdictions and due to the valuation allowance established against the Company’s U.S. deferred tax assets.

The provision for income taxes for the nine months ended June 30, 2012 was $62 million, as compared to the benefit from income taxes of $11 million for the nine months ended June 30, 2011. The effective tax rate for the nine months ended June 30, 2012 was 21.2% as compared to the effective rate of 1.4% for the nine months ended June 30, 2011, and differs from the U.S. Federal tax rate primarily due to the effect of taxable income in non-U.S. jurisdictions and due to the valuation allowance established against the Company’s U.S. deferred tax assets.

For interim financial statement purposes, U.S. GAAP income tax expense related to ordinary income is determined by applying an estimated annual effective income tax rate against the Company's ordinary income. Income tax expense related to items not characterized as ordinary income is recognized as a discrete item when incurred. The estimation of the Company's annual effective income tax rate requires the use of management forecasts and other estimates, projection of jurisdictional taxable income and losses, statutory income tax rates, and valuation allowances. The Company's estimated annual effective income tax rate may be revised, if necessary, in each interim period during the fiscal year.

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

The components of the pension and postretirement net periodic benefit cost for the three and nine months ended June 30, 2012 and 2011 are provided in the table below:

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits - U.S.
	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
In millions	2012	2011	2012	2011	2012	2011
Components of Net Periodic Benefit Cost
Service cost	$1	$2	$2	$2	$1	$1
Interest cost	37	38	5	6	8	7
Expected return on plan assets	(42)	(44)	—	—	(3)	(2)
Amortization of unrecognized prior service cost	—	—	—	—	1	—
Amortization of previously unrecognized net actuarial loss	25	16	—	—	2	1
Curtailment	2	—	3	7	—	—
Net periodic benefit cost	$23	$12	$10	$15	$9	$7

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits - U.S.
	Nine months ended June 30,		Nine months ended June 30,		Nine months ended June 30,
In millions	2012	2011	2012	2011	2012	2011
Components of Net Periodic Benefit Cost
Service cost	$4	$5	$5	$7	$2	$3
Interest cost	112	113	17	17	23	23
Expected return on plan assets	(128)	(131)	(1)	(1)	(8)	(8)
Amortization of unrecognized prior service cost	1	1	—	—	2	2
Amortization of previously unrecognized net actuarial loss	74	48	—	1	6	2
Curtailment	2	—	3	7	—	—
Net periodic benefit cost	$65	$36	$24	$31	$25	$22

As a result of business restructuring initiatives, certain U.S. pension and postretirement plans and certain non-U.S. pension plans experienced a curtailment during the quarter ended June 30, 2012, which resulted in curtailment charges of $2 million and $3 million, respectively.

The Company’s general funding policy with respect to its U.S. qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations. For the nine month period ended June 30, 2012, the Company made contributions of $49 million to satisfy minimum statutory funding requirements. Estimated payments to satisfy minimum statutory funding requirements for the remainder of fiscal 2012 are $46 million.

The Company provides certain pension benefits for U.S. employees, which are not pre-funded, and certain pension benefits for non-U.S. employees, the majority of which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed or premiums are paid. For the nine month period ended June 30, 2012, the Company made payments for these U.S. and non-U.S. pension benefits totaling $5 million and $20 million, respectively. Estimated payments for these U.S. and non-U.S. pension benefits for the remainder of fiscal 2012 are $2 million and $5 million, respectively.

During the nine months ended June 30, 2012, the Company contributed $38 million to the represented employees’ post-retirement health trust to fund current benefit claims and costs of administration in compliance with the terms of the agreements between the Company and the CWA and IBEW, as extended through June 7, 2014. Estimated contributions under the terms of the agreements are $11 million in the aggregate for the remainder of fiscal 2012.

The Company also provides certain retiree medical benefits for U.S. employees, which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed or premiums are paid. For the nine month period ended June 30, 2012, the Company made payments totaling $8 million for these retiree medical benefits. Estimated payments for these retiree medical benefits for the remainder of fiscal 2012 are $3 million.

12.	Share-based Compensation

Avaya Holdings Corp.’s Amended and Restated 2007 Equity Incentive Plan (“2007 Plan”) governs the issuance of equity awards, including restricted stock units (“RSUs”) and stock options, to eligible plan participants. Key employees, directors, and consultants of the Company may be eligible to receive awards under the 2007 Plan. Each stock option, when vested and exercised, and each RSU, when vested, entitles the holder to receive one share of Parent’s common stock, subject to certain restrictions on their transfer and sale as defined in the 2007 Plan and related award agreements. As of June 30, 2012, Parent had authorized the issuance of up to 49,848,157 shares of its common stock under the 2007 Plan, in addition to 2,924,125 shares of common stock underlying certain continuation awards that were permitted to be issued at the time of the Merger. There remained 6,164,626 shares available for grant under the 2007 Plan as of June 30, 2012.

Option Awards

During the nine months ended June 30, 2012, 2,845,214 time-based and 1,532,039 multiple-of-money options were granted in the ordinary course of business. All of the options expire ten years from the date of grant or upon cessation of employment, in which event there are limited exercise provisions allowed for vested options. Options granted between October 1, 2011 and April 30, 2012 have an exercise price of $4.40 per share. Options granted subsequent to April 30, 2012 have an exercise price of $4.00 per share.

Time-based options granted during the nine months ended June 30, 2012 vest over their performance periods, generally four years. Compensation expense equal to the fair value of the option measured on the grant date is recognized utilizing graded attribution over the requisite service period.

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

For the three months ended June 30, 2012 and 2011, the Company recognized share-based compensation associated with options issued under the 2007 Plan of less than $1 million and $2 million, respectively, which is included in costs and operating expenses. For the nine months ended June 30, 2012 and 2011, the Company recognized share-based compensation associated with options issued under the 2007 Plan of $4 million and $7 million, respectively, which is included in costs and operating expenses.

Restricted Stock Units

The Company has issued RSUs each of which represents the right to receive one share of Parent’s common stock when fully vested. The fair value of the RSUs is estimated by the Board of Directors on the respective dates of grant.

During the nine months ended June 30, 2012, 1,362,888 RSUs were awarded in the ordinary course of business. For RSUs awarded between October 1, 2011 and April 30, 2012, the fair market value (as defined in the 2007 Plan) of these awards at the date of grant was $4.40 per share. For RSUs awarded subsequent to April 30, 2012, the fair market value (as defined in the 2007 Plan) of these awards at the date of grant was $4.00 per share.

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

On December 5, 2011, the Compensation Committee approved a plan to provide incentives to certain executive officers of the Company to continue to grow revenue in fiscal year 2012 (the “2012 Sales Incentive Program”). Under the terms of the 2012 Sales Incentive Program, effective December 6, 2011 the committee approved a grant to each program participant of the conditional right to receive a number of RSUs under Parent’s 2007 Plan upon the achievement of certain revenue objectives. All RSUs awarded under the 2012 Sales Incentive Program will be based upon the fair market value of Parent’s common stock on the date of grant. During the nine months ended June 30, 2012 certain executive officers have been granted the opportunity to receive up to 329,545 RSUs under the 2012 Sales Incentive Program.

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

At June 30, 2012, there were 3,159,024 awarded RSUs outstanding under the 2007 Plan, of which 1,178,182 were fully vested. For the three months ended June 30, 2012 and 2011, the Company recognized share-based compensation associated with RSUs granted under the 2007 Plan of $1 million and $1 million, respectively. For each of the nine months ended June 30, 2012 and 2011, the Company recognized share-based compensation associated with RSUs granted under the 2007 Plan of $3 million and $2 million, respectively.

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

For internal reporting purposes, the Company’s chief operating decision maker makes financial decisions and allocates resources based on segment margin information obtained from the Company’s internal management systems. Management does not include in its segment measures of profitability selling, general, and administrative expenses, research and development expenses, amortization of intangible assets, and certain discrete items, such as charges relating to restructuring actions, impairment charges, and merger-related costs as these costs are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level.

Summarized financial information relating to the Company’s reportable segments is shown in the following table:

	Three months ended June 30,		Nine months ended June 30,
In millions	2012	2011	2012	2011
REVENUE
Global Communications Solutions	$561	$659	$1,802	$1,984
Avaya Networking	74	71	220	226
Enterprise Collaboration Solutions	635	730	2,022	2,210
Avaya Global Services	616	643	1,874	1,922
Unallocated Amounts (1)	(1)	(1)	(2)	(4)
	$1,250	$1,372	$3,894	$4,128
GROSS MARGIN
Global Communications Solutions	$329	$383	$1,047	$1,119
Avaya Networking	29	29	93	96
Enterprise Collaboration Solutions	358	412	1,140	1,215
Avaya Global Services	300	304	909	903
Unallocated Amounts (1)	(35)	(63)	(109)	(204)
	623	653	1,940	1,914
OPERATING EXPENSES
Selling, general and administrative	405	472	1,252	1,403
Research and development	116	115	344	351
Amortization of intangible assets	57	56	169	168
Restructuring and impairment charges, net	21	102	132	166
Acquisition-related costs	1	—	4	4
	600	745	1,901	2,092
OPERATING INCOME (LOSS)	23	(92)	39	(178)
INTEREST EXPENSE, LOSS ON EXTINGUISHMENT OF DEBT AND OTHER INCOME (EXPENSE), NET	(101)	(112)	(331)	(597)
LOSS BEFORE INCOME TAXES	$(78)	$(204)	$(292)	$(775)

(1)
Unallocated Amounts in Gross Margin include the effect of the amortization of acquired technology intangibles and costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level. Unallocated Amounts in Revenue and Gross Margin also include the impacts of certain fair value adjustments recorded in purchase accounting in connection with the Merger.

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

Antitrust Litigation

In 2006, the Company instituted an action in the U.S. District Court, District of New Jersey, against defendants Telecom Labs, Inc., TeamTLI.com Corp. and Continuant Technologies, Inc. and subsequently amended its complaint to include certain individual officers of these companies as defendants. Defendants purportedly provide maintenance services to customers who have purchased or leased the Company’s communications equipment. The Company asserts in its amended complaint that, among other things, defendants, or each of them, have engaged in tortious conduct and/or violated federal intellectual property laws by improperly accessing and utilizing the Company’s proprietary software, including passwords, logins and maintenance service permissions, to perform certain maintenance services on the Company’s customers’ equipment. Defendants have filed counterclaims against the Company, alleging a number of tort claims and alleging that the Company has violated the Sherman Act’s prohibitions against anticompetitive conduct through the manner in which the Company sells its products and services. Defendants seek to recover the profits they claim they would have earned from maintaining Avaya’s products, and ask for injunctive relief prohibiting the conduct they claim is anticompetitive. Under the federal antitrust laws, defendants could be entitled to three times the amount of any actual damages awarded for lost profits plus attorney’s fees and costs. The parties have engaged in extensive discovery and motion practice to, among other things, amend and dismiss pleadings and compel and oppose discovery requests. A trial date originally set for September 2011 has been adjourned and no new date has been set by the court. In January 2012, Avaya’s motions to dismiss defendants’ counterclaims were granted in part and denied in part. In February 2012, the parties filed motions for reconsideration of certain aspects of the Court’s ruling and Avaya filed a motion for certification of an interlocutory appeal. The parties’ motions were denied on April 26, 2012. Expert discovery on the Company’s claims and the defendants’ surviving counter-claims is completed, and in July 2012 the parties filed motions to exclude the opinion testimony of certain of each others' experts. Therefore, at this time an outcome cannot be predicted and, as a result, the Company cannot be assured that this case will not have a material adverse effect on the manner in which it does business, its financial position, results of operations, or cash flows.

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

In millions
Balance as of October 1, 2011	$24
Reductions for payments and costs to satisfy claims	(15)
Accruals for warranties issued during the period	7
Balance as of June 30, 2012	$16

Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements

Letters of Credit

As of June 30, 2012, the Company had outstanding an aggregate of $116 million in irrevocable letters of credit which ensure the Company's performance or payment to third parties.  Included in this amount is $75 million issued under its $535 million committed revolving credit facilities, which facilities are available through October 26, 2016.  Also included is $41 million of letters of credit issued under uncommitted facilities.

Surety Bonds

The Company arranges for the issuance of various types of surety bonds, such as license, permit, bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. These bonds vary in duration although most are issued and outstanding from three months to three years. These bonds are backed by $12 million of the Company’s letters of credit. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $13 million as of June 30, 2012. Historically, no surety bonds have been drawn upon.

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

Product Financing Arrangements

The Company sells products to various resellers that may obtain financing from certain unaffiliated third-party lending institutions. For the Company’s product financing arrangement with resellers outside the U.S., in the event participating resellers default on their payment obligations to the lending institution, the Company is obligated under certain circumstances to guarantee repayment to the lending institution. The repayment amount fluctuates with the level of product financing activity. The guaranteed repayment amount was approximately $4 million as of June 30, 2012. The Company reviews and sets the maximum credit limit for each reseller participating in this financing arrangement. Historically, there have not been any guarantee repayments by the Company. The Company has estimated the fair value of this guarantee as of June 30, 2012, and has determined that it is not significant. There can be no assurance that the Company will not be obligated to repurchase inventory under this arrangement in the future.

Long-Term Cash Incentive Bonus Plan

Parent has established a long-term incentive cash bonus plan (“LTIP”). Under the LTIP, Parent will make cash awards available to compensate certain key employees upon the achievement of defined returns on the Sponsors’ initial investment in the Parent (a “triggering event”). Parent has authorized LTIP awards covering a total of $60 million, of which $46 million in awards were outstanding as of June 30, 2012. The Company will begin to recognize compensation expense relative to the LTIP awards upon the occurrence of a triggering event (e.g., a sale or initial public offering). As of June 30, 2012, no compensation expense associated with the LTIP has been recognized.

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

15.	Guarantor—Non Guarantor financial information

Borrowings by Avaya Inc. under the senior secured credit facility are jointly and severally, fully, and unconditionally guaranteed (subject to certain customary release provisions) by substantially all wholly owned U.S. subsidiaries of Avaya Inc. (collectively, the “Guarantor Subsidiaries”) and Parent. Each of the Guarantor Subsidiaries is 100% owned, directly or indirectly by Avaya Inc. The senior secured notes, the senior unsecured cash-pay notes and the senior unsecured PIK toggle notes issued by Avaya Inc. are jointly and severally, fully and unconditionally guaranteed by the Guarantor Subsidiaries. None of the other subsidiaries of Avaya Inc., either directly or indirectly, guarantees the senior secured credit facility, the senior secured notes, the senior unsecured cash-pay notes or the senior unsecured PIK toggle notes (“Non-Guarantor Subsidiaries”).

Avaya Inc. and each of the Guarantor Subsidiaries are authorized to borrow under the senior secured asset-based credit facility. Borrowings under that facility are jointly and severally, fully, and unconditionally guaranteed by Avaya Inc. and the Guarantor Subsidiaries (subject to certain customary release provisions). Additionally these borrowings are fully and unconditionally guaranteed by Parent.

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

The following tables present for Avaya Inc., the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Intercompany Eliminations the results of operations for the three and nine months ended June 30, 2012 and 2011, financial position as of June 30, 2012 and September 30, 2011 and cash flows for the nine months ended June 30, 2012 and 2011 to arrive at the information for Avaya Inc. on a consolidated basis.

Supplemental Condensed Consolidating Schedule of Operations

	Three Months Ended June 30, 2012
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
REVENUE	$663	$96	$615	$(124)	$1,250
COST	358	68	325	(124)	627
GROSS MARGIN	305	28	290	—	623
OPERATING EXPENSES
Selling, general and administrative	153	22	230	—	405
Research and development	63	3	50	—	116
Amortization of intangible assets	52	1	4	—	57
Restructuring and impairment charges, net	9	1	11	—	21
Acquisition-related costs	1	—	—	—	1
	278	27	295	—	600
OPERATING INCOME (LOSS)	27	1	(5)	—	23
Interest expense	(103)	(4)	—	—	(107)
Other (expense) income, net	(5)	—	11	—	6
LOSS BEFORE INCOME TAXES	(81)	(3)	6	—	(78)
Provision for income taxes	13	—	75	—	88
Equity in net loss of consolidated subsidiaries	(72)	—	—	72	—
NET LOSS	$(166)	$(3)	$(69)	$72	$(166)

Supplemental Condensed Consolidating Schedule of Operations

	Three Months Ended June 30, 2011
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
REVENUE	$747	$107	$643	$(125)	$1,372
COST	401	71	372	(125)	719
GROSS MARGIN	346	36	271	—	653
OPERATING EXPENSES
Selling, general and administrative	131	25	316	—	472
Research and development	66	3	46	—	115
Amortization of intangible assets	51	1	4	—	56
Restructuring charges, net	3	6	93	—	102
	251	35	459	—	745
OPERATING INCOME (LOSS)	95	1	(188)	—	(92)
Interest expense	(108)	(4)	—	1	(111)
Other income (expense), net	3	—	(3)	(1)	(1)
LOSS BEFORE INCOME TAXES	(10)	(3)	(191)	—	(204)
Provision for (benefit from) income taxes	1	—	(53)	—	(52)
Equity in net loss of consolidated subsidiaries	(141)	—	—	141	—
NET LOSS	$(152)	$(3)	$(138)	$141	$(152)

Supplemental Condensed Consolidating Schedule of Operations

	Nine Months Ended June 30, 2012
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
REVENUE	$2,160	$294	$1,947	$(507)	$3,894
COST	1,184	199	1,078	(507)	1,954
GROSS MARGIN	976	95	869	—	1,940
OPERATING EXPENSES
Selling, general and administrative	499	71	682	—	1,252
Research and development	189	10	145	—	344
Amortization of intangible assets	155	3	11	—	169
Restructuring and impairment charges, net	25	2	105	—	132
Acquisition-related costs	4	—	—	—	4
	872	86	943	—	1,901
OPERATING INCOME (LOSS)	104	9	(74)	—	39
Interest expense	(309)	(14)	(1)	—	(324)
Other expense, net	(5)	—	(2)	—	(7)
LOSS BEFORE INCOME TAXES	(210)	(5)	(77)	—	(292)
Provision for income taxes	11	—	51	—	62
Equity in net loss of consolidated subsidiaries	(133)	—	—	133	—
NET LOSS	$(354)	$(5)	$(128)	$133	$(354)

Supplemental Condensed Consolidating Schedule of Operations

	Nine Months Ended June 30, 2011
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
REVENUE	$2,244	$324	$1,913	$(353)	$4,128
COST	1,239	262	1,066	(353)	2,214
GROSS MARGIN	1,005	62	847	—	1,914
OPERATING EXPENSES
Selling, general and administrative	536	73	794	—	1,403
Research and development	206	10	135	—	351
Amortization of intangible assets	155	3	10	—	168
Restructuring charges, net	17	5	144	—	166
Acquisition-related costs	1	—	3	—	4
	915	91	1,086	—	2,092
OPERATING INCOME (LOSS)	90	(29)	(239)	—	(178)
Interest expense	(340)	(13)	—	2	(351)
Loss on extinguishment of debt	(246)	—	—	—	(246)
Other income (expense), net	1	2	(1)	(2)	—
LOSS BEFORE INCOME TAXES	(495)	(40)	(240)	—	(775)
Benefit from income taxes	(7)	—	(4)	—	(11)
Equity in net loss of consolidated subsidiaries	(276)	—	—	276	—
NET LOSS	$(764)	$(40)	$(236)	$276	$(764)

Supplemental Condensed Consolidating Balance Sheet

	June 30, 2012
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$37	$12	$222	$—	$271
Accounts receivable, net—external	294	36	399	—	729
Accounts receivable—internal	836	157	282	(1,275)	—
Inventory	147	5	126	—	278
Deferred income taxes, net	—	—	7	—	7
Other current assets	116	35	133	—	284
Internal notes receivable, current	1,461	45	—	(1,506)	—
TOTAL CURRENT ASSETS	2,891	290	1,169	(2,781)	1,569
Property, plant and equipment, net	215	24	115	—	354
Deferred income taxes, net	—	—	54	—	54
Intangible assets, net	1,636	33	208	—	1,877
Goodwill	4,083	—	105	—	4,188
Other assets	162	5	27	—	194
Investment in consolidated subsidiaries	(1,839)	(3)	27	1,815	—
TOTAL ASSETS	$7,148	$349	$1,705	$(966)	$8,236
LIABILITIES
Current liabilities:
Debt maturing within one year—external	$37	$—	$—	$—	$37
Debt maturing within one year—internal	49	368	1,089	(1,506)	—
Accounts payable—external	234	15	191	—	440
Accounts payable—internal	334	48	893	(1,275)	—
Payroll and benefit obligations	83	15	162	—	260
Deferred revenue	509	11	70	—	590
Business restructuring reserve, current portion	13	4	92	—	109
Other current liabilities	166	6	121	—	293
TOTAL CURRENT LIABILITIES	1,425	467	2,618	(2,781)	1,729
Long-term debt	6,093	—	—	—	6,093
Pension obligations	1,214	—	455	—	1,669
Other postretirement obligations	506	—	—	—	506
Deferred income taxes, net	180	—	13	—	193
Business restructuring reserve, non-current portion	19	2	29	—	50
Other liabilities	239	20	265	—	524
TOTAL NON-CURRENT LIABILITIES	8,251	22	762	—	9,035
TOTAL DEFICIENCY	(2,528)	(140)	(1,675)	1,815	(2,528)
TOTAL LIABILITIES AND DEFICIENCY	$7,148	$349	$1,705	$(966)	$8,236
Supplemental Condensed Consolidating Balance Sheet

	September 30, 2011
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$149	$12	$239	$—	$400
Accounts receivable, net—external	303	33	419	—	755
Accounts receivable—internal	646	179	103	(928)	—
Inventory	150	4	126	—	280
Deferred income taxes, net	—	—	8	—	8
Other current assets	98	68	108	—	274
Internal notes receivable, current	1,488	31	—	(1,519)	—
TOTAL CURRENT ASSETS	2,834	327	1,003	(2,447)	1,717
Property, plant and equipment, net	243	26	128	—	397
Deferred income taxes, net	—	—	28	—	28
Intangible assets, net	1,893	36	200	—	2,129
Goodwill	4,072	—	7	—	4,079
Other assets	170	8	18	—	196
Investment in consolidated subsidiaries	(1,898)	(9)	25	1,882	—
TOTAL ASSETS	$7,314	$388	$1,409	$(565)	$8,546
LIABILITIES
Current liabilities:
Debt maturing within one year—external	$37	$—	$—	$—	$37
Debt maturing within one year—internal	34	364	1,121	(1,519)	—
Accounts payable—external	260	20	185	—	465
Accounts payable—internal	178	66	684	(928)	—
Payroll and benefit obligations	123	14	186	—	323
Deferred revenue	528	31	80	—	639
Business restructuring reserve, current portion	13	4	113	—	130
Other current liabilities	244	4	104	—	352
TOTAL CURRENT LIABILITIES	1,417	503	2,473	(2,447)	1,946
Long-term debt	6,120	—	—	—	6,120
Pension obligations	1,219	—	417	—	1,636
Other postretirement obligations	502	—	—	—	502
Deferred income taxes, net	167	—	1	—	168
Business restructuring reserve, non-current portion	20	5	31	—	56
Other liabilities	247	22	227	—	496
TOTAL NON-CURRENT LIABILITIES	8,275	27	676	—	8,978
TOTAL DEFICIENCY	(2,378)	(142)	(1,740)	1,882	(2,378)
TOTAL LIABILITIES AND DEFICIENCY	$7,314	$388	$1,409	$(565)	$8,546

Supplemental Condensed Consolidating Schedule of Cash Flows

	Nine Months Ended June 30, 2012
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
OPERATING ACTIVITIES:
Net loss	$(354)	$(5)	$(128)	$133	$(354)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities	391	9	78	—	478
Changes in operating assets and liabilities	(202)	8	10	—	(184)
Equity in net loss of consolidated subsidiaries	133	—	—	(133)	—
NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(32)	12	(40)	—	(60)
INVESTING ACTIVITIES:
Capital expenditures	(27)	(1)	(32)	—	(60)
Capitalized software development costs	(30)	—	—	—	(30)
Acquisition of businesses, net of cash acquired	(1)	—	(211)	—	(212)
Proceeds from sale of long-lived assets	2	—	—	—	2
Proceeds from sale of investments	7	—	66	—	73
Restricted cash	(1)	—	1	—	—
Advance to Parent	(8)	—	—	—	(8)
Investment in subsidiary	(218)	—	—	218	—
Other investing activities, net	(2)	—	—	—	(2)
NET CASH USED FOR INVESTING ACTIVITIES	(278)	(1)	(176)	218	(237)
FINANCING ACTIVITIES:
Repayment of long-term debt	(28)	—	—	—	(28)
Capital contribution from Parent	196	—	—	—	196
Capital contribution from Avaya Inc.	—	—	218	(218)	—
Borrowings under revolving credit facility	60	—	—	—	60
Repayments of borrowings under revolving credit facility	(60)	—	—	—	(60)
Net borrowings (repayments) of intercompany debt	30	(10)	(20)	—	—
Other financing activities, net	—	(1)	—	—	(1)
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	198	(11)	198	(218)	167
Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1
NET DECREASE IN CASH AND CASH EQUIVALENTS	(112)	—	(17)	—	(129)
Cash and cash equivalents at beginning of period	149	12	239	—	400
Cash and cash equivalents at end of period	$37	$12	$222	$—	$271
Supplemental Condensed Consolidating Schedule of Cash Flows

	Nine Months Ended June 30, 2011
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
OPERATING ACTIVITIES:
Net loss	$(764)	$(40)	$(236)	$276	$(764)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities	392	8	87	—	487
Changes in operating assets and liabilities	(118)	(55)	58	—	(115)
Equity in net loss of consolidated subsidiaries	276	—	—	(276)	—
NET CASH USED FOR OPERATING ACTIVITIES	(214)	(87)	(91)	—	(392)
INVESTING ACTIVITIES:
Capital expenditures	(32)	—	(29)	—	(61)
Capitalized software development costs	(25)	(3)	—	—	(28)
Acquisition of businesses, net of cash acquired	(2)	—	(14)	—	(16)
Return of funds held in escrow from the NES acquisition	6	—	—	—	6
Proceeds from sale of long-lived assets and investments	5	—	2	—	7
Restricted cash	—	2	24	—	26
NET CASH USED FOR INVESTING ACTIVITIES	(48)	(1)	(17)	—	(66)
FINANCING ACTIVITIES:
Repayment of B-2 term loans	(696)	—	—	—	(696)
Debt issuance and modification costs	(42)	—	—	—	(42)
Proceeds from senior secured notes	1,009	—	—	—	1,009
Repayment of long-term debt	(32)	—	—	—	(32)
Net (repayments) borrowings of intercompany debt	(181)	82	99	—	—
Other financing activities, net	—	(1)	—	—	(1)
NET CASH PROVIDED BY FINANCING ACTIVITIES	58	81	99	—	238
Effect of exchange rate changes on cash and cash equivalents	—	—	9	—	9
NET DECREASE IN CASH AND CASH EQUIVALENTS	(204)	(7)	—	—	(211)
Cash and cash equivalents at beginning of period	348	26	205	—	579
Cash and cash equivalents at end of period	$144	$19	$205	$—	$368

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “the Company,” “Avaya” and similar terms refer to Avaya Inc. and its subsidiaries. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited interim consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Cautionary Note Regarding Forward-Looking Statements” at the end of this discussion.

Our accompanying unaudited interim consolidated financial statements as of June 30, 2012 and for the three and nine months ended June 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission, or the SEC, for interim financial statements, and should be read in conjunction with our consolidated financial statements and other financial information for the fiscal year ended September 30, 2011, which were included in our Annual Report on Form 10-K filed with the SEC on December 9, 2011. In our opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated.

Certain prior period amounts have been reclassified to conform to the current interim period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

Overview

We are a leading global provider of next-generation business collaboration and communications solutions that bring people together with the right information at the right time in the right context, enabling business users to improve their efficiency and quickly solve critical business challenges. Our solutions are designed to enable business users to work together more effectively as a team internally or with their customers and suppliers, to help improve productivity and accelerate decision-making and business outcomes.

We develop software and hardware products and offer related services that we market and sell directly and through our channel partners as part of our collaboration and communications solutions for large enterprises, small- and mid-sized businesses and government organizations. Our software delivers rich value-added applications for enterprise collaboration and communications, including messaging, telephony, voice, video and web conferencing, mobility and customer service. These applications operate on our own hardware, which includes a broad range of desk phones, conference phones, video endpoints, servers and gateways, and LAN/WAN switching wireless access points, as well as on third-party devices, including desk phones, tablets, mobile phones and PCs. In addition, our award-winning portfolio of services supports our products to help customers achieve enhanced business results both directly and indirectly through partners. We have a long track record of innovation and our customers historically have relied on us to deliver mission critical communications solutions. Market opportunities associated with our business collaboration and communications solutions include spending on unified communications (which includes, among others, enterprise telephony and messaging), real time video, contact center applications and data networking equipment, as well as spending on support and maintenance services to implement and support these tools.

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

Acquisition of RADVISION Ltd.

On June 5, 2012, Avaya acquired RADVISION Ltd. (“Radvision”) for $230 million in cash. Radvision is a global provider of videoconferencing and telepresence technologies over internet protocol (“IP”) and wireless networks.

Through this acquisition, Avaya will expand its technology portfolio and provide customers a highly integrated and interoperable suite of cost-effective, easy to use, high-definition video collaboration products, with the ability to interoperate with multiple mobile devices including Apple iPad and Google Android. We have begun to integrate Radvision’s enterprise video infrastructure and high value endpoints with Avaya’s award winning Avaya Aura® Unified Communications (“UC”) platform to create a compelling and differentiated solution designed to accelerate the adoption of video collaboration. Radvision brings to Avaya a full portfolio which includes a full range of videoconferencing products, technologies and expertise serving large enterprises, small businesses, and service providers. It includes standards-based applications, open infrastructure and endpoints for ad-hoc and scheduled videoconferencing with room-based systems, desktop, and mobile consumer devices. Radvision will help enable Avaya to provide a Cloud offering through hosted solutions by service providers. The integrated Avaya and Radvision portfolios will extend intra-company business to business and business to consumer video communications, and also support internal “Bring Your Own Device” (“BYOD”) initiatives. See discussion in Note 3, “Business Combinations,” to our unaudited interim consolidated financial statements for further details.

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

On June 9, 2011, Parent filed with the SEC a registration statement on Form S-1 (as it may be amended from time to time, the “registration statement”) relating to a proposed initial public offering of its common stock. As contemplated in the registration statement, the net proceeds of the proposed offering are expected to be used, among other things, to repay a portion of our long-term indebtedness. The registration statement remains under review by the SEC and shares of common stock registered thereunder may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-Q and the pending registration statement shall not constitute an offer to sell or the solicitation of any offer to buy nor shall there be any sale of those securities in any State in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State. Further, there is no way to predict whether or not Parent will be successful in completing the offering as contemplated and if it is successful, we cannot be certain if, or how much of, the net proceeds will be used for the purposes identified above.

Refinancing of Debt

On February 11, 2011, we successfully completed a debt refinancing that deferred the maturity of $3.2 billion of senior secured loans. As part of the transaction, $2.2 billion outstanding par value of the senior secured term B-1 loans were converted into a new tranche of senior secured term B-3 loans, essentially extending the maturity of that indebtedness from October 26, 2014 to October 25, 2017, and $988 million par value of senior secured incremental term B-2 loans were repaid with the proceeds from a private placement of $1,009 million of senior secured notes, essentially extending the maturity of that indebtedness from October 26, 2014 to April 1, 2019.

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

Our Products

Our key product portfolio includes our infrastructure solutions, unified communications applications, contact center applications and networking portfolios. These portfolios span a broad range of unified communications, collaboration, customer service, video and networking products designed to meet the diverse needs of small and mid-size businesses, as well as large enterprises. The majority of our portfolio consists of software products that reside on either a client or server. Client software resides on both our own and third-party devices, including desk phones, tablets, desktop PCs and mobile phones. Server-side software controls communication and collaboration for the enterprise and delivers rich value-added applications such as messaging, telephony, voice, video and web conferencing, mobility and customer service. Hardware includes a broad range of desk phones, conference phones, video endpoints, servers and gateways and LAN/WAN switching wireless access points. Highlights of our portfolio include:

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
Highlights of the Avaya Aura portfolio include the following:

•	Avaya Aura Messaging, an application that enables migration from traditional voice messaging systems to multimedia messaging with enterprise-class features, scalability and reliability.

•
Avaya Aura Presence Services, an application that provides contextual information and availability from across multiple devices and applications to users, delivering a richer collaboration experience. These capabilities are leveraged across the entire spectrum of communications applications, ranging from voice calls and instant messaging to customer services and business processes.

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

•
Avaya Aura supports communications and collaboration endpoints including telephones, speaker phones, personal video collaboration devices and client software designed to provide enterprise class communications and the Avaya Flare® Experience (described below) on our own devices as well as laptops, smartphones and tablets.

Avaya Contact Centers

Avaya is a leader in the contact center market. Across the contact center our portfolio provides a foundation for managing voice interactions that has been extended to include multiple channels supporting instant messaging, video, email, and social media.

Our Avaya Aura Contact Center is a SIP-based application that enables session based media, independent communications, and interactions. This session based approach allows for blended agent queues and assigns customer interactions specific to the incoming channel. Agents receive the request at the desktop through a single integrated queue, unified reporting is provided to the supervisor supported by analytics across activities, and users are administrated through a single unified tool.

Avaya Aura Contact Center allows an agent to see all the information related to a customer and provides that customer with a seamless interaction as he or she traverses channels (e.g. telephone call, video, chat or email). With improved information, agents have the ability to provide better customer support for service related issues and support questions arising during sales and customer support. As a result, the combined portfolio not only optimizes agent skill sets to address multiple communication channels and customer needs, but enhances customer experience.

Avaya Aura Contact Center is a scalable communications infrastructure that enables small, medium, and large enterprises that span global implementations.

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

In today's mobile and distributed environments, agents and supervisors benefit from the ability to move the delivery of their communications and customer support activities to the location of their choice (office, home, or remote location.) Avaya Aura Contact Center also provides agents and supervisors with the ability to move from device to device (hard phone, soft phone and mobile phone).

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

Currently, the Avaya Flare Experience runs on the Avaya Desktop Video Device, an Android-based, video-enabled desktop collaboration endpoint for executive desktops or power communicators that can also perform as a customer kiosk. In addition, in January 2012 we announced the availability of Avaya Flare Communicator for Apple iPad tablets. We are adapting the Avaya Flare software for other devices and operating systems such as Google Android tablets, Windows laptops and other consumer device classes and platforms. Overall, we believe our software-centric solutions are helping to enable customers to be more productive and compete more effectively by changing the way users collaborate. The Avaya Flare Experience complements the widely deployed Avaya one-X® product line that provides mobile applications for smartphones (Google Android, Apple iPhone, RIM BlackBerry, Symbian), or any phone using natural speech commands, as well as desktop-integrated Microsoft Windows and Apple Mac clients. Avaya one-X clients are expected to evolve over time to incorporate Avaya Flare capabilities in a single software family. Avaya Flare and Avaya one-X Unified Collaboration and Communication clients provide flexibility that helps organizations to provide the right experience to the right users to drive faster decision-making, reduce costs and provide more streamlined communications.

Avaya Agile Communication Environment (ACE)

Avaya ACE is delivered as part of the Avaya Aura core solution. Avaya ACE offers a rich set of web application programming interfaces, or APIs, that enable developers to integrate communications into other business applications (such as CRM, ERP, BPM and social application frameworks) and business processes (such as dynamic team formation, business continuity planning and customer engagements).  For more policy-based style customization on enterprise communications, the Avaya ACE Foundation Toolkit offers Java APIs to allow customers to build Java feature sets to influence the treatment of incoming and/or outbound communications leveraging the SIP architecture.  These capabilities enable rapid development of custom applications, which helps reduce costs and increases flexibility for enterprises. Programmers with limited communications expertise can readily embed real-time communications in business applications and workflows, expanding both the ability and opportunity to use Avaya collaboration capabilities. Avaya ACE provides a versatile platform for the members of Avaya DevConnect, our developer ecosystem, to build applications.

Avaya IP Office

Avaya IP Office is our award-winning global flagship Small and Medium Enterprises, or SME communications, solution specially designed to meet communications challenges facing small and medium enterprises. Avaya IP Office is part of our infrastructure solutions portfolio. IP Office provides solutions that help simplify processes and streamline information exchange within systems. Communications capabilities can be added as needed, and IP Office connects to both traditional and the latest IP lines to give growing companies flexibility and the ability to retain and leverage their existing investment. We recently unveiled the latest version of our communications solution for this market - Avaya IP Office 8.1 - which adds innovative capabilities to tap the full potential of next-generation collaboration. This includes new mobility, management and security features, as well increased scalability, to help SMEs efficiently and securely take advantage of BYOD environments and advanced mobility.

AvayaLive

AvayaLiveTM is our overall Avaya-provided cloud solutions portfolio, allowing our customers to procure, provision, and deploy unified collaboration solutions without the need for on-premise equipment. The AvayaLive portfolio is focused on providing feature-rich, user deployable, collaboration platforms in a Communications As a Service (Caas) model, without requiring additional IT staffing or training.

AvayaLive Engage is an online, immersive conferencing and social collaboration environment that lets users collaborate as though they were face to face. AvayaLive Engage is part of our UC Applications solutions portfolio and replicates real life interactions using personalized avatars, which users control to navigate through an online, three-dimensional environment, with the ability to talk, chat, share, collaborate and present in real-time. Key to the experience is AvayaLive Engage’s spatial audio technology, which lets participants talk interactively and hear each other based on their relative position and distance, creating a more realistic and natural experience than traditional conference calls. A cloud-based solution requiring only a web browser plug-in, the product allows collaboration between users from any browser, inside or outside of the enterprise. The service can be purchased with standard templated environments through e-commerce and automatically provisioned, or customized environments can be created for larger customers. AvayaLive Engage has been used in various business use cases, including training, e-commerce, product launches and virtual tradeshows.

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

Within AGS are Avaya Client Services (“ACS”) and Professional Services.

ACS - ACS is a market-leading organization that supports, manages and optimizes enterprise communications networks to help customers maximize the performance of their communications solutions. Avaya Client Services is supported by patented tools and by network operations and technical support centers around the world. The contracts for these services range between one and seven years, with three year terms being the most common. Custom or complex services contracts are typically five years in length.

The portfolio of ACS services includes:

•
Global Support Services provides a comprehensive suite of support options both directly and through partners, which enables customers to choose from modular options such as remote support, monitoring, parts, onsite, major upgrade subscription and more. We believe Avaya's solutions also enable customers to receive faster and better support than competitors can deliver, often with little or no additional costs. For example, through our new support site, customers now have access to live chat with agents, web based knowledge articles and how to videos, virtual agent technology, and voice and online collaboration tools for faster resolution of customer issues. Secure Access Link is high speed network connectivity between the client and Avaya, capturing vital information to help ensure reliability, uptime and faster issue resolution of their Avaya systems and applications. Operations Intelligence Suite is a web based portal that allows clients to have visibility to incidents if they occur to ensure rapid resolution. It also enhances and maintains the client's network by the ability to perform testing, root cause analysis and issue prevention.

•
Avaya Operations Services provides holistic managed services for customers' communications environments. Avaya can manage complex multi-vendor, multi-technology and aging networks with Service Level Agreements (SLAs) to help optimize network performance. With AOS services, Avaya can manage a customer's mixed environment and gain the opportunity to upgrade them over time to the latest technology, at their pace and in an operational expense model that makes sense for them. Managed services can be procured in standard packages or in fully custom arrangements that include tailored SLAs, billing, reporting, or private cloud options. AOS has over 700 experts in managing communications environments, supporting hundreds of customers across the globe.

Professional Services - Our planning, design and integration specialists and communications consultants provide and implement solutions that help reduce costs and enhance business agility. We also provide vertical solutions designed to leverage existing product environments, contact centers and unified communications networks.

Financial Results Summary

Our revenues for the nine months ended June 30, 2012 decreased 6% as compared to the corresponding period in the prior year, primarily as a result of lower IT infrastructure spend and investment levels by our end customers.

We earned operating income for the nine months ended June 30, 2012 of $39 million as compared to an operating loss of $178 million for the nine months ended June 30, 2011, an increase of $217 million. The increase in operating income is attributable to the continued benefit from cost savings initiatives, the substantial completion of the integration of the operations of Avaya and NES, lower costs associated with employee incentive plans and a decrease in restructuring charges, partially offset by the decrease in infrastructure solutions products revenue.

Operating income (loss) for the nine months ended June 30, 2012 and 2011 includes non-cash expenses for depreciation and amortization of $426 million and $498 million and share-based compensation of $7 million and $9 million for each of the periods, respectively.

Our net loss for the nine months ended June 30, 2012 and 2011 was $354 million and $764 million, respectively. The decrease in our net loss is primarily attributable to the early extinguishment of debt related to the Company’s debt refinancing in the prior year and an increase in operating income as described above, as well as a decrease in interest expense, partially offset by an increase in the provision for income taxes for the nine months ended June 30, 2012 as compared to the nine months ended June 30, 2011.

Results From Operations

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

Revenue

Our revenue for the three months ended June 30, 2012 and 2011 was $1,250 million and $1,372 million, respectively, a decrease of $122 million or 9%. Incremental revenue from the Radvision business for the period June 5, 2012 through June 30, 2012 was $11 million. The following table sets forth a comparison of revenue by portfolio:

	Three months ended June 30,
	2012	2011	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Dollars in millions			2012	2011
GCS	$561	$659	45%	48%	-15%	-13%
Purchase accounting adjustments	(1)	(1)	0%	0%	(1)	(1)
Networking	74	71	6%	5%	4%	4%
Total ECS product revenue	634	729	51%	53%	-13%	-12%
AGS	616	643	49%	47%	-4%	-2%
Total revenue	$1,250	$1,372	100%	100%	-9%	-7%

(1)	Not meaningful

GCS revenue for the three months ended June 30, 2012 and 2011 was $561 million and $659 million, respectively, a decrease of $98 million or 15%. The decrease in GCS revenue was driven by lower IT infrastructure spend and investment levels by our end customers, limited quality issues on product/solution integration transitions, pricing pressures and an unfavorable impact of foreign currency, particularly in EMEA. These decreases in GCS revenue were partially offset by the incremental revenue from the Radvision business of $9 million for the period June 5, 2012 through June 30, 2012. The Company continues to make progress addressing the limited quality issues in its infrastructure solutions product portfolio discussed above through patches issued to end-users and applied to inventories held by our contract manufacturers.

Networking revenue for the three months ended June 30, 2012 and 2011 was $74 million and $71 million, respectively, an increase of $3 million or 4%. The increase in Networking revenue is primarily the result of higher demand for our ethernet-switches in the APAC and Americas International regions, partially offset by decreases in the U.S. and EMEA.

AGS revenue for the three months ended June 30, 2012 and 2011 was $616 million and $643 million, respectively, a decrease of $27 million or 4%. The decrease in AGS revenue is primarily due to an unfavorable impact of foreign currency, particularly in EMEA, as well as customers reducing their spending on maintenance contracts and the decline in our German rental base due to lower lease renewals and lower lease renewal rates. These decreases in maintenance contracts revenue were partially offset by an increase in professional services and the incremental services revenue from the Radvision business of $2 million for the period June 5, 2012 through June 30, 2012.

The following table sets forth a comparison of revenue by location:

	Three months ended June 30,
	2012	2011	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Dollars in millions			2012	2011
U.S.	$666	$737	53%	54%	-10%	-10%
International:
Germany	106	126	9%	9%	-16%	-6%
EMEA (excluding Germany)	224	238	18%	18%	-6%	-3%
Total EMEA	330	364	27%	27%	-9%	-4%
APAC - Asia Pacific	128	128	10%	9%	0%	2%
Americas International - Canada and Latin America	126	143	10%	10%	-12%	-8%
Total International	584	635	47%	46%	-8%	-4%
Total revenue	$1,250	$1,372	100%	100%	-9%	-7%

Revenue in the U.S. for the three months ended June 30, 2012 and 2011 was $666 million and $737 million, respectively, a decrease of $71 million million or 10%. The decrease in U.S. revenue was primarily due to lower revenues associated with our infrastructure solutions portfolio, maintenance services and networking products, partially offset by higher sales associated with professional services. These decreases were particularly noticeable in the government business. Revenue in EMEA for the three months ended June 30, 2012 and 2011 was $330 million and $364 million, respectively, a decrease of $34 million or 9%. The decrease in EMEA revenue was primarily due to an unfavorable impact of foreign currency, as well as lower revenues associated with our infrastructure solutions portfolio, German rental base and maintenance services associated with our infrastructure solutions portfolio. Adjusted for the unfavorable impact of foreign currency, revenue in Germany decreased primarily due to a decline in our rental base as lease renewals are typically at lower rates, which decline is expected to continue for the remainder of fiscal year 2012. Revenue in APAC for each of the three months ended June 30, 2012 and 2011 was $128 million, as higher revenues associated with our networking portfolio and maintenance and professional services were offset by lower revenues associated with our infrastructure solutions portfolio and an unfavorable impact of foreign currency. Revenue in Americas International was $126 million and $143 million for the three months ended June 30, 2012 and 2011, respectively, a decrease of $17 million or 12%. The decrease in Americas International revenue was primarily due to lower revenues associated with our infrastructure solutions and contact center portfolios and an unfavorable impact of foreign currency, partially offset by an increase in Networking revenues.

We sell our solutions both directly and through an indirect sales channel. We continue to employ our strategic decision to expand our market coverage by investing in our indirect sales channel, which is comprised of an extensive network of alliance partners, distributors, dealers, value-added resellers, telecommunications service providers and system integrators who provide sales and services support and allow us to reach customers across industries and globally.

The following table sets forth a comparison of revenue from sales of products by channel:

	Three months ended June 30,
	2012	2011	Percentage of Total ECS Product Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Dollars in millions			2012	2011
Direct	$165	$175	26%	24%	-6%	-2%
Indirect	469	554	74%	76%	-15%	-14%
Total ECS product revenue	$634	$729	100%	100%	-13%	-11%

The percentage of product sales through the indirect channel decreased by 2 percentage points to 74% in the third quarter of fiscal 2012 as compared to 76% in the corresponding period in fiscal 2011. The decrease in sales volume in the indirect channel was a result of the revenue declines and factors causing those declines discussed above and due to inventory working capital management by distributors. The percentage of total revenue derived from indirect channels decreased relative to the percentage derived from direct sales due to the continuing transition from legacy Nortel products to newer Avaya platforms. Sales from the Nortel Enterprise Solutions (“NES”) business, prior to its acquisition by Avaya, were substantially generated through the indirect channel. Early in the product life cycle, newer products initially have a higher percentage of sales from direct customers. As the product life cycle matures, sales through the indirect channel generally increase.

Gross Margin

The following table sets forth a comparison of gross margin by segment:

	Three months ended June 30,
	2012	2011	Percentage of Revenue		Change
Dollars in millions			2012	2011	Amount	Pct.
GCS margin	$329	$383	58.6%	58.1%	$(54)	(14)%
Networking margin	29	29	39.2%	40.8%	—	0%
ECS margin	358	412	56.5%	56.5%	(54)	(13)%
AGS margin	300	304	48.7%	47.3%	(4)	(1)%
Unallocated amounts	(35)	(63)	(1)	(1)	28	(1)
Total gross margin	$623	$653	49.8%	47.6%	$(30)	(5)%

(1)	Not meaningful

Gross margin for the three months ended June 30, 2012 and 2011 was $623 million and $653 million, respectively, a decrease of $30 million or 5% and includes incremental gross margin from the Radvision business for the period June 5, 2012 through June 30, 2012 of $8 million. The decrease is attributable to decreased sales volumes, pricing pressures and an unfavorable impact of foreign currency. These decreases were partially offset by the success of our gross margin improvement initiatives as discussed below, the impact of lower amortization of technology intangible assets, reductions in integration-related costs related to the acquisition of the NES business, a favorable change in our product mix as we had lower sales of lower margin products and lower costs associated with our employee incentive plans, which are driven by our actual financial results relative to established targets. The gross margin percentage increased to 49.8% for the three months ended June 30, 2012 from 47.6% for the three months ended June 30, 2011. The increase in gross margin percentage is primarily due to the success of our gross margin improvement initiatives as discussed below, the impact of lower amortization of technology intangible assets, reductions in integration-related costs related to the acquisition of the NES business and lower costs associated with our employee incentive plans.

GCS gross margin for the three months ended June 30, 2012 and 2011 was $329 million and $383 million, respectively, a decrease of $54 million or 14%. The decrease in GCS gross margin is primarily due to the decrease in sales volume, pricing pressures and the unfavorable impact of foreign currency. These decreases were partially offset by the success of our gross margin improvement initiatives which include, among other things, more favorable pricing with our contract manufacturers, lower transportation costs and lower product design costs. The decreases were also offset by the reductions in integration-related costs related to the acquisition of the NES business and a favorable change in our product mix as we had lower sales of lower margin products. The GCS gross margin percentage increased to 58.6% for the three months ended June 30, 2012 compared to 58.1% for the three months ended June 30, 2011. The increase is primarily due to the positive effect of our gross margin improvement initiatives described above and a favorable change in our product mix as we had lower sales of lower margin products partially offset by lower sales volume, which reduced the leverage on our fixed costs.

For each of the three months ended June 30, 2012 and 2011, Networking gross margin was $29 million. Networking gross margin percentage decreased to 39.2% for the three months ended June 30, 2012 from 40.8% for the three months ended June 30, 2011. The decrease in Networking gross margin percentage was due to pricing pressures and charges to our inventory reserve for inventories held at our contract manufacturers.

AGS gross margin for the three months ended June 30, 2012 and 2011 was $300 million and $304 million, respectively, a decrease of $4 million or 1%. The decrease in AGS gross margin is primarily due to lower revenues and an unfavorable impact of foreign currency, partially offset by the benefit from cost savings initiatives, which include productivity improvements. The AGS gross margin percentage increased to 48.7% for the three months ended June 30, 2012 from 47.3% for the three months ended June 30, 2011. The increase in AGS gross margin percentage is primarily due to the continued benefit from cost savings initiatives, which include productivity improvements. We have redesigned the Avaya support website and are transitioning our customers from an agent-based support model to a self-service/web-based support model. These improvements have allowed us to reduce the workforce and consolidate support in lower-cost geographies.

Unallocated amounts for the three months ended June 30, 2012 and 2011 include the effect of the amortization of acquired technology intangibles related to the acquisition of NES and the Merger, costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level, and certain purchase accounting adjustments in connection with the Merger. Unallocated costs for the three months ended June 30, 2012 also included the effect of the amortization of acquired technology intangibles related to the acquisition of Radvision. The decrease in unallocated costs is primarily due to the impact of lower amortization of technology intangible assets.

Operating expenses

	Three months ended June 30,
	2012	2011	Percentage of Revenue		Change
Dollars in millions			2012	2011	Amount	Pct.
Selling, general and administrative	$405	$472	32.3%	34.4%	$(67)	(14)%
Research and development	116	115	9.3%	8.4%	1	1%
Amortization of intangible assets	57	56	4.6%	4.1%	1	2%
Restructuring and impairment charges, net	21	102	1.7%	7.4%	(81)	(79)%
Acquisition-related costs	1	—	0.1%	0.0%	1	N/A
Total operating expenses	$600	$745	48.0%	54.3%	$(145)	(19)%

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2012 and 2011 were $405 million and $472 million, respectively, a decrease of $67 million. The decrease in SG&A expenses was primarily due to reductions in integration-related costs related to the acquisition of the NES business, a favorable impact of foreign currency, the continued benefit associated with our cost savings initiatives and lower expenses associated with our employee incentive plans, which are driven by our actual financial results relative to established targets. Integration-related costs were $5 million and $28 million for the three months ended June 30, 2012 and 2011, respectively. In fiscal 2011, integration-related costs primarily represent third-party consulting fees and other administrative costs associated with consolidating and coordinating the operations of Avaya and NES. These costs were incurred in connection with, among other things, the on-boarding of NES personnel, developing compatible IT systems and internal processes, and developing and implementing a strategic operating plan to enable a smooth transition with minimal disruption to NES customers. Such costs include fees paid to certain Nortel-controlled entities for logistic and other support functions being performed on a temporary basis pursuant to a transition services agreement which expired in June 2011. For the three months ended June 30, 2012, integration-related costs are primarily associated with the continued development of compatible IT systems.

Research and development (“R&D”) expenses for the three months ended June 30, 2012 and 2011 were $116 million and $115 million, respectively, an increase of $1 million. Reductions in the capitalization of our R&D spend during the current period due to the timing in the development cycles of our product development portfolio, pursuant to authoritative accounting guidance, were partially offset by lower expenses associated with our employee incentive plans, which are driven by our actual financial results relative to established targets, and a favorable impact of foreign currency. Capitalized software development costs for the three months ended June 30, 2012 and 2011 were $11 million and $14 million, respectively, a decrease of $3 million. Because the projects in our product development portfolio for the three months ended June 30, 2011 were generally further along in the development cycle than those for the three months ended June 30, 2012, we capitalized a lower portion of our current period R&D spend.

Amortization of intangible assets was $57 million and $56 million for the three months ended June 30, 2012 and 2011, respectively.

Restructuring and impairment charges, net, for the three months ended June 30, 2012 and 2011 were $21 million and $102 million, respectively, a decrease of $81 million. The Company continues to focus on controlling costs and, as a result, implemented additional initiatives designed to streamline its operations and generate cost savings. These initiatives include exiting facilities and reducing the workforce or relocating positions to lower cost geographies. Restructuring charges recorded during the three months ended June 30, 2012 include employee separation costs of $16 million and lease obligations of $11 million. These costs primarily include the payments associated with employee severance actions in EMEA, the U.S. and Canada and vacating facilities primarily located in the United Kingdom and the U.S. The employee separation costs associated with these actions were partially offset by a $10 million change in estimate associated with the Germany action originally recognized during the three months ended March 31, 2012.  In connection with a plan presented to the works council on February 13, 2012 representing employees of certain of the Company's German subsidiaries to eliminate 327 positions, the Company recognized $80 million in estimated restructuring charges.  These estimated charges consisted of severance and employment benefits payments associated with this action and included, but were not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees.  In July 2012, the social selection process was substantially completed and the individuals directly affected by the action were identified. The actual benefits to be paid to or on behalf of these individuals well less than those originally estimated as the actual age, years of service, and salaries of the employees identified were lower than those originally estimated and the Company recognized a $10 million change in estimate. Restructuring charges recorded during the three months ended June 30, 2011 include employee separation costs of $92 million and lease obligations of $10 million. Employee separation charges for this period include $56 million associated with an agreement reached with the German Works Council representing employees of certain of the Company's German subsidiaries for the elimination of 210 employee positions. For the three months ended June 30, 2011 lease obligations included in restructuring charges represent the remaining lease obligations associated with facilities partially or totally vacated during the quarter primarily in Ireland and the U.S. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future and the costs of those actions could be material.

The Company has initiated a plan to dispose of a Company owned facility in Munich, Germany and relocate to a new facility.  Accordingly, the Company has written the value of this asset down to its net realizable value of $4 million and has reclassified this asset as held for sale.  Included in restructuring and impairment charges, net in the Statement of Operations is an impairment charge of $4 million for the three months ended June 30, 2012.

Acquisition-related costs for the three months ended June 30, 2012 was $1 million and include third-party legal and other costs related to the acquisition of Radvision on June 5, 2012. There were no acquisition-related costs for the three months ended June 30, 2011.

Operating Income (Loss)

For the three months ended June 30, 2012, operating income was $23 million compared to an operating loss of $92 million for the three months ended June 30, 2011.

Operating income (loss) for the three months ended June 30, 2012 and 2011 includes non-cash expenses for depreciation and amortization of $140 million and $163 million and share-based compensation of $2 million and $3 million for each of the periods, respectively.

Interest Expense

Interest expense for the three months ended June 30, 2012 and 2011 was $107 million and $111 million, respectively, which includes non-cash interest expense of $5 million and $8 million, respectively. Non-cash interest expense for the three months ended June 30, 2012 and and 2011 includes (1) amortization of debt issuance costs and (2) accretion of debt discount attributable to our senior secured term B-3 loans which were issued on February 11, 2011 as a result of the modification to certain provisions of the senior secured credit facility. Cash interest expense for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was relatively flat as increases in variable LIBOR-based interest rates were offset by decreases in interest expense as a result of the expiration of certain unfavorable interest rate swap contracts.

Other Income (Expense), Net

Other income, net, for the three months ended June 30, 2012 was $6 million as compared to other expense, net of $1 million for the three months ended June 30, 2011. This difference primarily represents net foreign currency transaction gains of $5 million during the three months ended June 30, 2012 as compared to net foreign currency transaction losses of $2 million during the three months ended June 30, 2011.

Provision for (benefit from) Income Taxes

The provision for income taxes for the three months ended June 30, 2012 was $88 million as compared to a benefit from income taxes of $52 million for the three months ended June 30, 2011. The effective rate for the three months ended June 30, 2012 was 112.8% as compared to the effective rate of 25.5% for the three months ended June 30, 2011 and differs from the U.S. Federal tax rate primarily due to the effect of taxable income in non-U.S. jurisdictions and due to the valuation allowance established against the Company’s U.S. deferred tax assets.

For interim financial statement purposes, U.S. GAAP income tax expense related to ordinary income is determined by applying an estimated annual effective income tax rate against the Company's ordinary income. Income tax expense related to items not characterized as ordinary income is recognized as a discrete item when incurred. The estimation of the Company's annual effective income tax rate requires the use of management forecasts and other estimates, projection of jurisdictional taxable income and losses, statutory income tax rates, and valuation allowances. The Company's estimated annual effective income tax rate may be revised, if necessary, in each interim period during the fiscal year.
Nine Months Ended June 30, 2012 Compared with Nine Months Ended June 30, 2011

Revenue

Our revenue for the nine months ended June 30, 2012 and 2011 was $3,894 million and $4,128 million, respectively, a decrease of $234 million or 6%. Incremental revenue from the Radvision business for the period June 5, 2012 through June 30, 2012 was $11 million. The following table sets forth a comparison of revenue by portfolio:

	Nine months ended June 30,
	2012	2011	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Dollars in millions			2012	2011
GCS	$1,802	$1,984	46%	48%	-9%	-8%
Purchase accounting adjustments	(2)	(2)	0%	0%	(1)	(1)
Networking	220	226	6%	5%	-3%	-3%
Total ECS product revenue	2,020	2,208	52%	53%	-9%	-8%
AGS	1,874	1,922	48%	47%	-2%	-1%
Purchase accounting adjustments	—	(2)	0%	0%	(1)	(1)
Total service revenue	1,874	1,920	48%	47%	-2%	-1%
Total revenue	$3,894	$4,128	100%	100%	-6%	-5%

(1)	Not meaningful

GCS revenue for the nine months ended June 30, 2012 and 2011 was $1,802 million and $1,984 million, respectively, a decrease of $182 million or 9%. The decrease in GCS revenue was driven by lower IT infrastructure spend and investment level by our end customers, limited quality issues on product/solution integration transitions, pricing pressures and an unfavorable impact of foreign currency, particularly in EMEA. The Company continues to make progress addressing the limited quality issues in its infrastructure solutions product portfolio discussed above through patches issued to end-users and applied to inventories held by our contract manufacturers.

Networking revenue for the nine months ended June 30, 2012 and 2011 was $220 million and $226 million, respectively, a decrease of $6 million or 3%. The decrease is primarily a result of higher demand in fiscal 2011 due to our new product offerings, primarily in the U.S.

AGS revenue for the nine months ended June 30, 2012 and 2011 was $1,874 million and $1,922 million, respectively, a decrease of $48 million or 2%. The decrease in AGS revenue was primarily due to an unfavorable impact of foreign currency, particularly in EMEA, as well as customers reducing their spending on maintenance contracts. These decreases in maintenance contracts revenue were partially offset by an increase in professional services.

The following table sets forth a comparison of revenue by location:

	Nine months ended June 30,
	2012	2011	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Dollars in millions			2012	2011
U.S.	$2,092	$2,231	54%	54%	-6%	-6%
International:
Germany	352	377	9%	9%	-7%	-3%
EMEA (excluding Germany)	670	729	17%	18%	-8%	-6%
Total EMEA	1,022	1,106	26%	27%	-8%	-5%
APAC - Asia Pacific	371	382	9%	9%	-3%	-2%
Americas International - Canada and Latin America	409	409	11%	10%	0%	3%
Total International	1,802	1,897	46%	46%	-5%	-3%
Total revenue	$3,894	$4,128	100%	100%	-6%	-5%

Revenue in the U.S. for the nine months ended June 30, 2012 and 2011 was $2,092 million and $2,231 million, respectively, a decrease of $139 million or 6%. The decrease in U.S. revenue was primarily due to lower revenues associated with our infrastructure solutions portfolio, maintenance services and networking products, partially offset by higher sales associated with contact center applications and professional services. Revenue in EMEA for the nine months ended June 30, 2012 and 2011 was $1,022 million and $1,106 million, respectively, a decrease of $84 million or 8%. The decrease in EMEA revenues was primarily due to lower revenues associated with our infrastructure solutions portfolio, German rental base and maintenance services associated with our infrastructure solutions portfolio, as well as an unfavorable impact of foreign currency, partially offset by an increase in sales of our new networking product offerings. Within EMEA, revenue in Germany decreased due to a decline in our rental base as lease renewals are typically at lower rates, which is expected to continue for the remainder of fiscal year 2012. Revenue in APAC for the nine months ended June 30, 2012 and 2011 was $371 million and $382 million, respectively, a decrease of $11 million or 3%. The decrease in APAC revenue is primarily attributable to lower revenues associated with our infrastructure solutions portfolio, partially offset by higher maintenance services and professional services. Revenue in Americas International for each of the nine months ended June 30, 2012 and 2011 was $409 million, as the increase in sales volume associated with our support services was offset by an unfavorable impact of foreign currency.

The following table sets forth a comparison of revenue from sales of products by channel:

	Nine months ended June 30,
	2012	2011	Percentage of Total ECS Product Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Dollars in millions			2012	2011
Direct	$498	$514	25%	23%	-3%	-1%
Indirect	1,522	1,694	75%	77%	-10%	-10%
Total ECS product revenue	$2,020	$2,208	100%	100%	-9%	-8%

The percentage of product sales through the indirect channel decreased by 2 percentage points to 75% in the first nine months of fiscal 2012 as compared to 77% in the corresponding period in fiscal 2011. The decrease in sales volume in the indirect channel was a result of the revenue declines and factors causing those declines discussed above and due to inventory working capital management by distributors. The percentage of total revenue derived from indirect channels decreased relative to the percentage derived from direct sales due to the continuing transition from legacy Nortel products to newer Avaya platforms. Sales from the NES business, prior to its acquisition by Avaya, were substantially generated through the indirect channel. Early in the product life cycle, newer products initially have a higher percentage of sales from direct customers. As the product life cycle matures, sales through the indirect channel generally increases.

Gross Margin

The following table sets forth a comparison of gross margin by segment:

	Nine months ended June 30,
	2012	2011	Percentage of Revenue		Change
Dollars in millions			2012	2011	Amount	Pct.
GCS margin	$1,047	$1,119	58.1%	56.4%	$(72)	(6)%
Networking margin	93	96	42.3%	42.5%	(3)	(3)%
ECS margin	1,140	1,215	56.4%	55.0%	(75)	(6)%
AGS margin	909	903	48.5%	47.0%	6	1%
Unallocated amounts	(109)	(204)	(1)	(1)	95	(1)
Total gross margin	$1,940	$1,914	49.8%	46.4%	$26	1%

(1)	Not meaningful

Gross margin for the nine months ended June 30, 2012 and 2011 was $1,940 million and $1,914 million, respectively, an increase of $26 million or 1%. The increase is primarily due to the success of our gross margin improvement initiatives as discussed below, the impact of lower amortization of technology intangible assets, reductions in integration-related costs related to the acquisition of the NES business and lower costs associated with our employee incentive plans, which are driven by our actual financial results relative to established targets, and a favorable change in our product mix as we had less sales of lower margin products. These increases were partially offset by decreased sales volumes, pricing pressures and an unfavorable impact of foreign currency. The gross margin percentage increased to 49.8% for the nine months ended June 30, 2012 compared to 46.4% for the nine months ended June 30, 2011. The increase in gross margin percentage is primarily due to the success of our gross margin improvement initiatives as discussed below, the impact of lower amortization of technology intangible assets, reductions in integration-related costs related to the acquisition of the NES business, lower costs associated with our employee incentive plans and a favorable change in our product mix as we had lower sales of lower margin products.

GCS gross margin for the nine months ended June 30, 2012 and 2011 was $1,047 million and $1,119 million, respectively, a decrease of $72 million or 6%. The decrease in GCS gross margin is primarily due to the decrease in sales volume, pricing pressures and an unfavorable impact of foreign currency. These decreases were partially offset by the success of our gross margin improvement initiatives which include, among other things, more favorable pricing with our contract manufacturers, lower transportation costs and lower product design costs. The decreases were also offset by the reductions in integration-related costs related to the acquisition of the NES business and a favorable change in our product mix as we had lower sales of lower margin products. The GCS gross margin percentage increased to 58.1% for the nine months ended June 30, 2012 from 56.4% for the nine months ended June 30, 2011. The increase in gross margin percentage is primarily due to better pricing with our contract manufacturers, the success of our gross margin improvement initiatives and a favorable change in our product mix as we had lower sales of lower margin products, partially offset by lower sales volume that reduced the leverage on our fixed costs.

For the nine months ended June 30, 2012 and 2011, Networking gross margin was $93 million and $96 million, and gross margin percentage was 42.3% and 42.5%, respectively. The decreases in Networking gross margin and gross margin percentage were due to lower revenues which did not allow us to leverage our fixed costs.

AGS gross margin for the nine months ended June 30, 2012 and 2011 was $909 million and $903 million, and gross margin percentage was 48.5% and 47.0%, respectively. The increases in AGS gross margin and gross margin percentage are primarily due to the continued benefit from cost savings initiatives, which include productivity improvements, as well as lower costs associated with our employee incentive plans. We have redesigned the Avaya support website and are transitioning our customers from an agent-based support model to a self-service/web-based support model. These improvements have allowed us to reduce the workforce and relocate positions to lower-cost geographies. These increases in AGS gross margin were partially offset by a decrease in services revenue.

Unallocated amounts for the nine months ended June 30, 2012 and 2011 include the effect of the amortization of acquired technology intangibles related to the acquisition of NES and the Merger, costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level such as our employee incentive plans and certain purchase accounting adjustments in connection with the Merger. Unallocated costs for the nine months ended June 30, 2012 also included the effect of the amortization of acquired technology intangibles related to the acquisition of Radvision. The decrease in unallocated costs is primarily due to the impact of lower amortization of technology intangible assets.

Operating expenses

	Nine months ended June 30,
	2012	2011	Percentage of Revenue		Change
Dollars in millions			2012	2011	Amount	Pct.
Selling, general and administrative	$1,252	$1,403	32.2%	34.0%	$(151)	(11)%
Research and development	344	351	8.8%	8.5%	(7)	(2)%
Amortization of intangible assets	169	168	4.3%	4.1%	1	1%
Restructuring and impairment charges, net	132	166	3.4%	4.0%	(34)	(20)%
Acquisition-related costs	4	4	0.1%	0.1%	—	0%
Total operating expenses	$1,901	$2,092	48.8%	50.7%	$(191)	(9)%

SG&A expenses for the nine months ended June 30, 2012 and 2011 were $1,252 million and $1,403 million, respectively, a decrease of $151 million. The decrease was primarily due to reductions in integration-related costs related to the acquisition of the NES business, a favorable impact of foreign currency, lower expenses as a result of our cost savings initiatives and lower expenses associated with our employee incentive plans, which are driven by our actual financial results relative to established targets. Integration-related costs were $14 million and $94 million for the nine months ended June 30, 2012 and 2011, respectively. In fiscal 2011, integration-related costs primarily represent third-party consulting fees and other administrative costs associated with consolidating and coordinating the operations of Avaya and NES. These costs were incurred in connection with, among other things, the on-boarding of NES personnel, developing compatible IT systems and internal processes, and developing and implementing a strategic operating plan to enable a smooth transition with minimal disruption to NES customers. Such costs include fees paid to certain Nortel-controlled entities for logistic and other support functions being performed on a temporary basis pursuant to a transition services agreement which expired in June 2011. For the nine months ended June 30, 2012, integration-related costs are primarily associated with the continued development of compatible IT systems.

R&D expenses for the nine months ended June 30, 2012 and 2011 were $344 million and $351 million, respectively, a decrease of $7 million. The decrease was primarily due to lower expenses associated with our employee incentive plans, which are driven by our actual financial results relative to established targets, a favorable impact of foreign currency and reductions in the capitalization of our R&D spend during the current period due to the timing in the development cycles of our product development portfolio, pursuant to authoritative accounting guidance. Capitalized software development costs for the nine months ended June 30, 2012 and 2011 were $30 million and $28 million, respectively, an increase of $2 million. Because the projects in our product development portfolio for the nine months ended June 30, 2012 were generally further along in the development cycle than those for the nine months ended June 30, 2011, we capitalized a slightly greater portion of our current period R&D spend.

Amortization of intangible assets was $169 million and $168 million for the nine months ended June 30, 2012 and 2011, respectively.

Restructuring and impairment charges, net, for the nine months ended June 30, 2012 and 2011 were $132 million and $166 million, respectively, a decrease of $34 million. The Company continues to focus on controlling costs and, as a result, implemented additional initiatives designed to streamline its operations and generate cost savings. These initiatives include exiting facilities and reducing the workforce or relocating positions to lower cost geographies. Restructuring charges recorded during the nine months ended June 30, 2012 include employee separation costs of $113 million and lease obligations of $15 million. Employee separation costs for this period include $70 million associated with a plan presented to the works council on February 13, 2012 representing employees of certain of the Company’s German subsidiaries to eliminate 327 positions. The costs consist of severance and employment benefits payments and include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. In addition to the restructuring charges related to Germany, the company had employee separation costs in the US, Canada and EMEA, excluding Germany. Costs related to lease obligations include facilities partially or totally vacated during the period primarily located in the United Kingdom and the U.S. Restructuring charges recorded during the nine months ended June 30, 2011 include employee separation costs of $144 million and lease obligations of $22 million. Employee separation charges for this period include $56 million associated with an agreement reached with the Germany Works Council representing employees of certain of Avaya's German subsidiaries for the elimination of 210 employee positions. For the nine months ended June 30, 2011 lease obligations included in restructuring charges represent the remaining lease obligations associated with facilities partially or totally vacated during the period primarily in Ireland and the U.S. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future and the costs of those actions could be material.

The Company has initiated a plan to dispose of a Company owned facility in Munich, Germany and relocate to a new facility.  Accordingly, the Company has written the value of this asset down to its net realizable value of $4 million and has reclassified this asset as held for sale.  Included in restructuring and impairment charges, net in the Statement of Operations is an impairment charge of $4 million for the nine months ended June 30, 2012.

Acquisition-related costs for each of the nine months ended June 30, 2012 and 2011 were $4 million, and include third-party legal and other costs related to NES, the acquisition of Radvision and other business acquisitions in fiscal 2012 and 2011.

Operating Income (Loss)

For the nine months ended June 30, 2012, operating income was $39 million compared to an operating loss of $178 million for the nine months ended June 30, 2011, an increase of $217 million.

Operating income (loss) for the nine months ended June 30, 2012 and 2011 includes non-cash expenses for depreciation and amortization of $426 million and $498 million and share-based compensation of $7 million and $9 million for each of the periods, respectively.

Interest Expense

Interest expense for the nine months ended June 30, 2012 and 2011 was $324 million and $351 million, respectively, which includes non-cash interest expense of $17 million and $36 million, respectively. Non-cash interest expense for the nine months ended June 30, 2012 includes (1) amortization of debt issuance costs and (2) accretion of debt discount attributable to our senior secured term B-3 loans which were issued on February 11, 2011 as a result of the modification to certain provisions of the senior secured credit facility. Non-cash interest expense for the nine months ended June 30, 2011 includes: (1) amortization of debt issuance costs and (2) accretion of debt discount attributable to our senior secured incremental term B-2 loans through February 11, 2011 the date on which the loans were repaid in full, and (3) accretion of debt discount attributable to our senior secured term B-3 loans which were issued on February 11, 2011 as a result of the modification to certain provisions of the senior secured credit facility.

Cash interest expense for the nine months ended June 30, 2012 decreased $8 million. The decrease was a result of the expiration of certain unfavorable interest rate swap contracts combined with the impact of the issuance of the senior secured notes and the related repayment of the senior secured incremental B-2 loans. The senior secured notes bear interest at a lower rate per annum than the previously outstanding senior secured incremental term B-2 loans. This decrease was partially offset by an increase in interest expense due to the impact of the amendment and restatement of the senior secured credit facility. The amendment and restatement of the senior secured credit facility resulted in the creation of a new tranche of senior secured term B-3 loans which bear interest at a higher rate per annum than the senior secured term B-1 loans that they replaced. See Note 7, “Financing Arrangements” to our unaudited interim consolidated financial statements for further details on the amendment and extension of the senior secured credit facility and the issuance of the senior secured notes.

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

Other Expense, Net

Other expense, net, for the nine months ended June 30, 2012 was $7 million as compared to $0 million for the nine months ended June 30, 2011. During the nine months ended June 30, 2012, other expense, net primarily related to net foreign currency transaction losses of $7 million. During the nine months ended June 30, 2011, fees paid to third parties in connection with the modification of the senior secured term B-1 loan of $9 million were offset by net foreign currency transaction gains and interest income.

Provision for (benefit from) Income Taxes

The provision for income taxes for the nine months ended June 30, 2012 was $62 million, as compared to the benefit from income taxes of $11 million for the nine months ended June 30, 2011. The effective rate for the nine months ended June 30, 2012 was 21.2% as compared to the effective rate of 1.4% for the nine months ended June 30, 2011, and differs from the U.S. Federal tax rate primarily due to the effect of taxable income in non-U.S. jurisdictions and due to the valuation allowance established against the Company’s U.S. deferred tax assets.

For interim financial statement purposes, U.S. GAAP income tax expense related to ordinary income is determined by applying an estimated annual effective income tax rate against the Company's ordinary income. Income tax expense related to items not characterized as ordinary income is recognized as a discrete item when incurred. The estimation of the Company's annual effective income tax rate requires the use of management forecasts and other estimates, projection of jurisdictional taxable income and losses, statutory income tax rates, and valuation allowances. The Company's estimated annual effective income tax rate may be revised, if necessary, in each interim period during the fiscal year.
Liquidity and Capital Resources

Cash and cash equivalents decreased by $129 million to $271 million at June 30, 2012 from $400 million at September 30, 2011. Our existing cash balance that has been generated by operations and borrowings available under our credit facility are our primary sources of short-term liquidity. Based on our current level of operations, we believe these sources will be adequate to meet our liquidity needs for at least the next 12 months. Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. As part of our analysis, we have assessed the implications of recent financial events on our current business and determined that these market conditions have not affected our ability to meet our obligations as they come due in the ordinary course of business and have not had a significant impact on our liquidity as of June 30, 2012. However, we cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under our credit facilities in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs.

Sources and Uses of Cash

A condensed statement of cash flows for the nine months ended June 30, 2012 and 2011 follows:

	Nine months ended June 30,
In millions	2012	2011
Net cash (used for) provided by:
Net loss	$(354)	$(764)
Adjustments to net loss for non-cash items	478	494
Changes in operating assets and liabilities	(184)	(122)
Operating activities	(60)	(392)
Investing activities	(237)	(66)
Financing activities	167	238
Effect of exchange rate changes on cash and cash equivalents	1	9
Net decrease in cash and cash equivalents	(129)	(211)
Cash and cash equivalents at beginning of period	400	579
Cash and cash equivalents at end of period	$271	$368

Operating Activities

Cash used for operating activities was $60 million for the nine months ended June 30, 2012 compared to $392 million for the nine months ended June 30, 2011. Cash used for operating activities for the nine months ended June 30, 2011 includes the repayment of the discount upon redemption of the incremental term B-2 loans of $291 million.

The changes in our operating assets and liabilities resulted in a net decrease in cash and cash equivalents of $184 million for the nine months ended June 30, 2012. The net decrease was driven by the payment of accrued interest and payments associated with our employee incentive programs.

The changes in our operating assets and liabilities resulted in a net decrease in cash and cash equivalents of $122 million for the nine months ended June 30, 2011. The net decrease was primarily driven by the timing of the payment of accrued interest, payments associated with our business restructuring reserves and a decrease in foreign exchange contracts due to the settlement of foreign exchange contracts and changes in foreign currency exchange rates. These decreases in our cash balances were partially offset by improvements in the collections of our accounts receivable combined with increases in cash due to the timing of payment of accounts payable.

Investing Activities

Cash used for investing activities was $237 million and $66 million for the nine months ended June 30, 2012 and 2011, respectively. The primary use of cash for investing activities for the nine months ended June 30, 2012 was related to $212 million of payments in connection with acquisitions, net of cash acquired, including the acquisition of Radvision for $208 million (net of cash acquired of $22 million). Cash used for investing activities for the nine months ended June 30, 2012 also included capital expenditures and capitalized software development costs of $60 million and $30 million, respectively. Further, the Company advanced $8 million to Parent in exchange for a note receivable, the proceeds of which were used by Parent to partially fund an acquisition. Once the acquisition was complete, Parent immediately merged the acquired entity with and into the Company, with the Company surviving the merger. Cash used for investing activities for the nine months ended June 30, 2012 was partially offset by $73 million of cash proceeds from the sale of investments primarily related to marketable securities which were acquired in connection with the acquisition of Radvision and subsequently sold. Cash used for investing activities for the nine months ended June 30, 2011 included capital expenditures and capitalized software development costs of $61 million and $28 million, respectively. Further, during the first quarter of fiscal 2011, the Company and Nortel agreed on a final purchase price of $933 million for the acquisition of NES and we received $6 million representing all remaining amounts due to Avaya from funds held in escrow. In addition, restricted cash of $24 million that formerly secured a standby letter of credit is now secured by a letter of credit issued under our secured multi-currency asset-based revolving credit facility. We also used $16 million for acquisitions during fiscal 2011.

Financing Activities

Net cash provided by financing activities for the nine months ended June 30, 2012 was $167 million as compared to net cash provided by financing activities for the nine months ended June 30, 2011 of $238 million. Cash flows from financing for the current period includes a capital contribution to Avaya from Parent in the amount of $196 million from the Parent's issuance of Series B preferred stock and warrants to purchase common stock of Parent. Cash used from financing for the current period included payments of long-term debt and capital lease payments. In connection with the acquisition of Radvision, the Company borrowed $60 million under its senior secured asset-based credit facility. Following the completion of the acquisition, all amounts borrowed were repaid in full. Net cash provided by financing activities for the corresponding prior year period included proceeds from the issuance of our senior secured notes of $1,009 million which were used to repay in full the senior secured incremental term B-2 loans including $696 million for the repayment of principal, net of discount included as a cash out flow for financing activities and $291 million for the repayment of debt discount as discussed under “Operating Activities” above. Additionally, activity for the prior year period included $42 million in associated debt issuance and modification costs and $32 million in scheduled debt payments.

Future Cash Requirements

Our primary future cash requirements will be to fund benefit obligations, debt service, capital expenditures and restructuring payments. In addition, we may use cash in the future to make strategic acquisitions.

Specifically, we expect our primary cash requirements for the remainder of fiscal 2012 to be as follows:

•
Benefit obligations—We estimate we will make payments under our pension and postretirement obligations totaling $67 million during the remainder of fiscal 2012. These payments include: $46 million to satisfy the minimum statutory funding requirements of our U.S. qualified plans, $2 million of payments under our U.S. benefit plans which are not pre-funded, $5 million under our non-U.S. benefit plans which are predominately not pre-funded, $3 million under our U.S. retiree medical benefit plan which is not pre-funded and $11 million under the agreements for represented retirees to post-retirement health trusts. See discussion in Note 11, “Benefit Obligations” to our unaudited interim consolidated financial statements for further details of our benefit obligations.

•
Debt service—We expect to make payments of $54 million during the remainder of fiscal 2012 for principal and interest associated with our long-term debt including payments associated with our interest rate swaps used to reduce the Company’s exposure to variable-rate interest payments.

•	Capital expenditures—We expect to spend approximately $36 million for capital expenditures and capitalized software development costs during the remainder of fiscal 2012.

•
Restructuring payments—We expect to make payments of approximately $27 million during the remainder of fiscal 2012 for employee separation costs and lease termination obligations associated with restructuring actions we have implemented through June 30, 2012.

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

We are currently party to (a) a senior secured credit facility which consists of both term loans and a senior secured multi-currency revolver allowing for borrowings of up to $200 million, and (b) a multi-currency asset-based revolving credit facility which provides senior secured revolving financing of up to $335 million, subject to availability under a borrowing base - see Note 7, “Financing Arrangements” to our unaudited interim consolidated financial statements.

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

On June 9, 2011, Parent filed with the SEC a registration statement on Form S-1 (as it may be amended from time to time, the “registration statement”) relating to a proposed initial public offering of its common stock. As contemplated in the registration statement, the net proceeds of the proposed offering are expected to be used, among other things, to repay a portion of our long-term indebtedness. The registration statement remains under review by the SEC and shares of common stock registered thereunder may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-Q and the pending registration statement shall not constitute an offer to sell or the solicitation of any offer to buy nor shall there be any sale of those securities in any State in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State. Further, there is no way to predict whether or not Parent will be successful in completing the offering as contemplated and if it is successful, we cannot be certain if, or how much of, the net proceeds will be used for the purposes identified above.

Debt Ratings

As of June 30, 2012, we had a long-term corporate family rating of B3 with a stable outlook from Moody’s and a corporate credit rating of B- with a stable outlook from Standard & Poor’s. Our ability to obtain additional external financing and the related cost of borrowing may be affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies.

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

In connection with the acquisition of Radvision, the Company borrowed $60 million under its senior secured asset-based credit facility. Following the completion of the acquisition, all amounts borrowed were repaid in full.

We are not in default under the senior secured credit facility, the indentures governing our notes or our senior secured multi-currency asset-based revolving credit facility. See Note 7, “Financing Arrangements,” to our unaudited interim consolidated financial statements for further details.

Critical Accounting Policies and Estimates

Management has reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K filed with the SEC on December 9, 2011 and determined that there were no significant changes to our critical accounting policies in the nine months ended June 30, 2012 except for recently adopted accounting guidance as discussed in Note 2, “Recent Accounting Pronouncements” to our unaudited interim consolidated financial statements.

Goodwill, Intangible and Long-lived Assets

March 31, 2012

During the second quarter of fiscal 2012, the Company tested its long-lived assets and goodwill for impairment and determined that no impairment existed. During the three months ended March 31, 2012, the Company experienced a decline in revenue as compared to the same period of the prior year and sequential quarters. This revenue decline has impacted the Company’s forecasts for the remainder of fiscal 2012. As a result of these events, the Company determined that an interim impairment test of its long-lived assets and goodwill should be performed.

Using revised forecasts as of March 31, 2012, we performed step one of the impairment test of long-lived assets with finite lives. Although the revised forecasts provided for lower cash flows, in each case the revised undiscounted cash flows for each asset group were in excess of their respective net book values and therefore no impairment was identified.

We tested our indefinite-lived intangible assets for impairment by comparing the book values of our tradenames and trademarks against their respective estimated fair values. Consistent with the Company’s required annual testing of these assets, the estimated fair values of the Company’s tradenames and trademarks were determined using the discounted cash flows model and the revised revenue projections. Although the estimated fair values of the Company’s tradenames and trademarks were lower at March 31, 2012 when compared to September 30, 2011, their respective net book values did not exceed their estimated fair values and therefore no impairment existed. However, if market conditions continue to deteriorate, or if we are unable to execute on our cost reduction efforts and other strategies, it may be necessary to record impairment charges in the future. See Note 4, “Goodwill and Intangible Assets” to our consolidated interim financial statements.

The test of goodwill for impairment began with preparing valuations for our reporting units as of March 31, 2012 utilizing our latest near-term and long-term revenue projections. These valuations reflect the updated sales forecasts and the lower discount rates for the Company’s reporting units. Specifically, the valuations at March 31, 2012 and September 30, 2011, were prepared assuming, among other things, discount rates of 11.5% and 12% and long-term growth rates of 3% and 3%, respectively. These key assumptions, along with other assumptions for lower short-term revenue growth rates, increased restructuring charges and changes in other operating costs and expenses resulted in lower estimated values for our reporting units. The adverse effect of these changes in assumptions was further compounded for the remainder of fiscal 2012 and beyond, as the growth rate assumptions were applied to our actual results through March 31, 2012, which were below the levels estimated in September 2011. We do not believe that our historical results for the six months ended March 31, 2012, which were impacted by the above factors, are indicative of our future operating results.

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

June 30, 2012

The Company determined that no events or circumstances changed during the three months ended June 30, 2012 that would indicate that the fair value of a reporting unit may be below its carrying value. However, if market conditions continue to deteriorate, or if we are unable to execute on our cost reduction efforts and other strategies, it may be necessary to record impairment charges in the future.

Pension and Postretirement Benefit Obligations

In July 2012, the Surface Transportation Extension Act, also referred to as the Moving Ahead for Progress in the 21st Century Act, which included pension funding stabilization provisions was signed into law. These provisions will impact the discount rate companies use to determine minimum future funding requirements. The Company is currently evaluating the impact that the new law may have on its consolidated financial statements.

New Accounting Pronouncements

See discussion in Note 2, “Recent Accounting Pronouncements” to our unaudited interim consolidated financial statements for further details.

EBITDA and Adjusted EBITDA

EBITDA is defined as net income (loss) before income taxes, interest expense, interest income and depreciation and amortization. EBITDA provides us with a measure of operating performance that excludes items that are outside the control of management, which can differ significantly from company to company depending on capital structure, the tax jurisdictions in which companies operate and capital investments. Under the Company’s debt agreements, the ability to draw down on the revolving credit facilities or engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied in part to ratios based on Adjusted EBITDA. As defined in our debt agreements, Adjusted EBITDA is a non-GAAP measure of EBITDA further adjusted to exclude certain charges and other adjustments permitted in calculating covenant compliance under our debt agreements. We believe that including supplementary information concerning Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our debt agreements and because it serves as a basis for determining management compensation. In addition, we believe Adjusted EBITDA provides more comparability between our historical results and results that reflect purchase accounting and our new capital structure following the Merger. Accordingly, Adjusted EBITDA measures our financial performance based on operational factors that management can impact in the short-term, namely the Company’s pricing strategies, volume, costs and expenses of the organization.

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

The unaudited reconciliation of net loss, which is a GAAP measure, to EBITDA and Adjusted EBITDA is presented below:

	Three months ended June 30,		Nine months ended June 30,
(In millions)	2012	2011	2012	2011
Net loss	$(166)	$(152)	$(354)	$(764)
Interest expense	107	111	324	351
Interest income	(1)	(1)	(3)	(3)
Provision for (benefit from) income taxes	88	(52)	62	(11)
Depreciation and amortization	140	163	426	498
EBITDA	168	69	455	71
Impact of purchase accounting adjustments (a)	1	—	2	(2)
Restructuring charges, net	17	102	128	166
Sponsors’ fees (b)	1	1	5	5
Acquisition-related costs (c)	1	—	4	4
Integration-related costs (d)	6	35	14	122
Loss on extinguishment of debt (e)	—	—	—	246
Third-party fees expensed in connection with the debt modification (f)	—	—	—	9
Non-cash share-based compensation	2	3	7	9
Write-down of assets held for sale to net realizable value	4	—	4	1
Loss on investments and sale of long-lived assets, net	—	2	3	1
Impairment of long-lived assets	2	—	2	—
(Gain) loss on foreign currency transactions	(5)	2	7	(7)
Pension/OPEB/nonretirement postemployment benefits and long-term disability costs (g)	28	22	73	53
Adjusted EBITDA	$225	$236	$704	$678

(a)
The impact of purchase accounting adjustments represents the net adjustments to eliminate the impact of certain purchase accounting adjustments recorded as a result of the acquisitions of Radvision and NES and the Merger.

(b)	Sponsors’ fees represent monitoring fees payable to affiliates of the Sponsors pursuant to a management services agreement entered into at the time of the Merger.

(c)	Acquisition-related costs include legal and other costs related to Radvision, NES and other acquisitions.

(d)
Integration-related costs primarily represent third-party consulting fees and other administrative costs associated with consolidating and coordinating the operations of Avaya with Radvision and NES. In fiscal 2012, the costs associated with Radvision primarily relate to consolidating and coordinating the operations of Avaya and Radvision and the costs associated with NES primarily relate to developing compatible IT systems and internal processes. In fiscal 2011, integration costs were incurred in connection with, among other things, the on-boarding of NES personnel, developing compatible IT systems and internal processes and developing and implementing a strategic operating plan to help enable a smooth transition with minimal disruption to NES customers. Integration-related costs also include fees paid to certain Nortel-controlled entities for logistics and other support functions being performed on a temporary basis pursuant to a transition services agreement.

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

(g)
Represents that portion of our pension costs, other post-employment benefit costs and non-retirement post-employment benefit costs representing the amortization of prior service costs and net actuarial gains/losses associated with these employment benefits. For the three and nine months ended June 30, 2012, the amounts include a curtailment charge of $5 million associated with workforce reductions in Germany and the U.S. For the three and nine months ended June 30, 2011, the amounts include a curtailment charge of $7 million associated with workforce reductions in Germany.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this report, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	our ability to develop and sell advanced communications products and services, including unified communications, data networking solutions and contact center applications;

•	the market for our products and services, including unified communications solutions;

•	our ability to remain competitive in the markets we serve;

•	economic conditions and the willingness of enterprises to make capital investments;

•	our reliance on our indirect sales channel;

•	the ability to protect our intellectual property and avoid claims of infringement;

•	the ability to retain and attract key employees;

•	our degree of leverage and its effect on our ability to raise additional capital and to react to changes in the economy or our industry;

•	our ability to manage our supply chain and logistics functions;

•	liquidity and our access to capital markets;

•	risks relating to the transaction of business internationally;

•	our ability to effectively integrate acquired businesses into ours, including Radvision;

•	an adverse result in any significant litigation, including antitrust, intellectual property or employment litigation;

•	our ability to maintain adequate security over our information systems;

•	environmental, health and safety laws, regulations, costs and other liabilities;

•	climate change; and

•	pension and post-retirement healthcare and life insurance liabilities.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risk” in Avaya’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 filed with the SEC on December 9, 2011. As of June 30, 2012, there has been no material changes in this information.

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

On June 5, 2012, the Company completed the acquisition of RADVISION Ltd. (“Radvision”). The Company is in the process of integrating the Radvision business and, in doing so, the Company is analyzing, evaluating and, if necessary, implementing changes in controls and procedures relating to the Radvision business. As a result, this process may result in additions or changes to our internal control over financial reporting. Otherwise, there were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 14, “Commitments and Contingencies” to the unaudited Consolidated Financial Statements.

Item 1A.	Risk Factors

There have been no material changes during the quarterly period ended June 30, 2012 to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

During and subsequent to the quarter ended June 30, 2012, no events took place that were required to be disclosed in a report on Form 8-K but were not reported.

Item 6.	Exhibits.

Exhibit Number

4.1	Supplemental Indenture, dated as of July 20, 2012, among RADVision, Inc., AvayaLive Inc. and The Bank of New York Mellon, as Trustee.

4.2	Supplemental Indenture, dated as of July 20, 2012, among RADVision, Inc., AvayaLive Inc. and The Bank of New York Mellon, as Trustee and Collateral Agent.

10.1
Supplement No. 3 dated as of July 20, 2012, to the Pledge and Security Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Parent Borrower, Avaya Holdings Corp., certain subsidiaries of Avaya Inc. identified therein, as Subsidiary Borrowers and Citicorp USA, Inc., as Administrative Agent.

10.2
Supplement No. 3 dated as of July 20, 2012, to the Pledge and Security Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Borrower, Avaya Holdings Corp., certain subsidiaries of Avaya Inc. identified therein and Citibank, N.A., as Administrative Agent.

10.3
Supplement No. 1 dated as of July 20, 2012, to the Pledge and Security Agreement, dated as of February 11, 2011, by and among Avaya Inc., certain subsidiaries of Avaya Inc. from time to time party thereto and The Bank of New York Mellon Trust Company, N.A., as Notes Collateral Agent.

10.4
Supplement No. 3 dated as of July 20, 2012, to the Guaranty, dated as of October 26, 2007, by and among Avaya Holdings Corp., certain subsidiaries of Avaya Inc. from time to time party thereto and Citicorp USA, Inc., as Administrative Agent.

10.5
Supplement No. 2 dated as of January 29, 2010, to the Pledge and Security Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Parent Borrower, Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), certain subsidiaries of Avaya Inc. identified therein and Citibank, N.A., as Administrative Agent.

10.6
Supplement No. 2 dated as of January 29, 2010, to the Pledge and Security Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Borrower, Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), certain subsidiaries of Avaya Inc. identified therein and Citibank, N.A., as Administrative Agent.

10.7
Supplement No. 2 dated as of January 29, 2010, to the Guaranty, dated as of October 26, 2007, by and among Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), certain subsidiaries of Avaya Inc. from time to time party thereto and Citicorp USA, Inc., as Administrative Agent.

10.8
Supplement No. 1 dated as of February 15, 2008, to the Pledge and Security Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Parent Borrower, Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), certain subsidiaries of Avaya Inc. identified therein, as Subsidiary Borrowers and Citicorp USA, Inc., as Administrative Agent.

10.9
Supplement No. 1 dated as of February 15, 2008, to the Pledge and Security Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Borrower, Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), certain subsidiaries of Avaya Inc. identified therein and Citibank, N.A., as Administrative Agent.

10.10
Supplement No. 1 dated as of February 15, 2008, to the Guaranty, dated as of October 26, 2007, by and among Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), certain subsidiaries of Avaya Inc. from time to time party thereto and Citicorp USA, Inc., as Administrative Agent.

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

101
The following materials from Avaya Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at June 30, 2012 and September 30, 2011, (ii) Consolidated Statement of Operations for the three and nine months ended June 30, 2012 and 2011 (iii) Consolidated Statements of Cash Flows for the nine months ended June 30, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements (Unaudited)*

*
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

August 14, 2012