Form 10-K
period 2012-09-30
AVAYA INC
filed 2012-12-12
CIK 1116521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended September 30, 2012
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 12, 2012, 100 shares of Common Stock, $.01 par value, of the Registrant were outstanding.

When we use the terms “we,” “us,” “our,” “Avaya” or the “Company,” we mean Avaya Inc., a Delaware corporation, and its consolidated subsidiaries taken as a whole, unless the context otherwise indicates.
This Annual Report on Form 10-K contains the registered and unregistered Avaya Aura®, Avaya Flare®, AvayaLive, Radvision Scopia®, and other trademarks or service marks of Avaya and are the property of Avaya Inc. and/or its affiliates. This Annual Report on Form 10-K also contains additional tradenames, trademarks or service marks belonging to us and to other companies. We do not intend our use or display of other parties’ trademarks, tradenames or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

1

PART I

Item 1.	Business.
Our Company
We are a leading global provider of real-time business collaboration and communications solutions that bring people together with the right information at the right time in the right context, enabling businesses to improve their efficiency and quickly solve critical business challenges. Our solutions are designed to enable business users to work together more effectively internally and with their customers and suppliers, to accelerate decision-making and achieve business outcomes. These industry leading solutions are also designed to be flexible, reliable and secure, enabling simplified management and cost reduction while providing a platform for next-generation collaboration from Avaya.
We are highly focused on serving our core business collaboration and communications markets with open and unifying, fit-for-purpose solutions and distributed software services and support models. We shape our portfolio to meet the demands of customers today and in the future.
Our solutions and services are aimed at large enterprises, small- and mid-sized businesses and government organizations. We offer solutions in three key business collaboration and communications categories:

•	Real-Time Collaboration, Video and Unified Communications Software, Infrastructure and Endpoints for an increasingly mobile workforce;

•	Customer Experience Interaction Management, including Contact Center applications; and

•	Networking.
These three categories are supported by Avaya's portfolio of services including product support, integration, and professional and managed services that enable customers to optimize and manage their communications networks worldwide and achieve enhanced business results.
Our business collaboration solutions are designed to be highly scalable, reliable, secure, flexible and easy to manage. They can be deployed in numerous ways including on a customer's own premise, in the cloud and in a virtualized environment. We believe that delivering solutions in a cloud environment, either private or public, will be the deployment mode of choice for many customers in the near future. Further, our research and development investments are focused on solutions across the user experience and business application layers, the infrastructure layer, and endpoints. In addition, we are investing in software for monitoring, troubleshooting and managing distributed communications architectures that we believe will reduce the total cost of ownership and improve end-to-end serviceability of our solutions versus our competitors.
Significant industry trends, such as the Bring Your Own Device (BYOD) and the blurring of consumer and enterprise, called the “Consumerization of IT,” are driving the overall move toward enterprise mobility. Enterprises seek 24x7, device and location agnostic collaboration solutions to increase employee effectiveness, reduce costs and gain competitive advantages in the marketplace. In addition, we believe many businesses today have grown through acquisition or lack central controls on infrastructure and are left with inefficient, disparate communications infrastructure that may benefit financially from consolidation. As a result of these trends, we believe that enterprises require a holistic, flexible business collaboration solution that is designed to facilitate collaboration, and incorporates enterprise-class stability, scalability and security. Additionally, we believe that the market will evolve to require secure collaboration between enterprises including video, desktop sharing, presence and directory updates.
Through our innovative collaboration solutions, we are reshaping our product portfolio to address these trends and continue to grow our business. The foundation for our ongoing innovation is our Avaya Aura platform, our Session Initiation Protocol, or SIP, standards-based software suite launched in 2009 that brings together voice, video and data into a single, integrated communications and collaboration platform. Our portfolio of business collaboration and communications solutions is designed to deliver a simple and intuitive user experience, seamlessly integrating various modes of communications and collaboration, including real-time voice, video, instant messaging, presence, and conferencing, and non-real-time email, voicemail and social networking. In addition, we have decoupled solutions from the user's location and allowed consolidation of infrastructure in the data center. Our business collaboration solutions take the critical step of replacing voice-centric call control used by traditional Voice over Internet Protocol, or VoIP, solutions with standards-based SIP session management. This allows communications applications to operate freely from the underlying infrastructure and supports both multiple media (voice, video, text) and modes (call, conference, instant messaging/chat, email) of communication over the same session. Our Avaya Aura Contact Center solutions also leverage our session management architecture and apply these collaboration principles to customer interactions.

These solutions target high growth market segments and we believe expand our addressable markets and accelerate our sales cycle as customers more frequently augment their solutions to take advantage of our ongoing product innovation and to deploy our user experience across an array of endpoints, including our own and those of other vendors. Detailed information on the trends impacting our industry can be found in the next section, Our Industry.
We have further enhanced our business through acquisitions that have amplified our innovation and growth strategy. Key examples of this include Radvision Ltd., acquired in June 2012, and Sipera Systems, Inc., acquired in October 2011. Radvision enhances Avaya's position with industry leading video collaboration solutions. The Sipera portfolio brings best-in-class Session Border Controller (SBC) security and management solutions.
We leverage our sales and distribution channels to speed new solutions to market and accelerate customer adoption. We have strategic initiatives in place to grow our partner community while supporting our partners' profitability and success. We also fully leverage the diversity of the partner community for the Avaya portfolio engaging with value added resellers, systems integrators, service providers, and application developers. Please see the section titled, Customers; Sales, Partners and Distribution for more details.
Our solutions address the needs of a diverse range of customers, including large multinational enterprises, small- and medium-sized businesses and government organizations. As of September 30, 2012, we had over 300,000 customers, including more than 95% of the Fortune 500 companies with installations in over one million customer locations worldwide. Our customers operate in a broad range of industries, including financial services, manufacturing, retail, transportation, energy, media and communications, healthcare, education and government, and include, among others, Morgan Stanley & Co. LLC, Progressive Casualty Insurance Company, Whirlpool Corporation, The Hewlett-Packard Company or HP, Home Depot, Inc., United Air Lines, Inc., Marriott International, Inc., the Blue Cross and Blue Shield Association, Australia National University and the FDIC. We employ a flexible go-to-market strategy with direct and indirect presence in over 170 countries. As of September 30, 2012, we had approximately 9,900 channel partners and for fiscal 2012, our product revenue from indirect sales represented approximately 75% of our total product revenue.
For fiscal 2012 and 2011, we generated revenue of $5,171 million and $5,547 million, respectively. For fiscal 2012, product revenue represented 52% of our total revenue and services revenue represented 48%. For fiscal 2011, product revenue represented 54% of our total revenue and services revenue represented 46%. Revenue generated in the United States for fiscal 2012 and 2011 represented 54% of our total revenue. For fiscal 2012 we had operating income of $115 million as opposed to an operating loss of $94 million in fiscal 2011. For fiscal 2012 and 2011, we had net losses of $344 million and $863 million, respectively. For each of fiscal 2012 and 2011, we had Adjusted EBITDA of $971 million. See “Management's Discussion and Analysis of Financial Condition and Results of Operations: EBITDA and Adjusted EBITDA” for a definition and explanation of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.
Our Industry
Trends Driving Business Collaboration Spending
Enterprises are increasingly focused on deploying collaboration solutions in order to increase productivity, reduce costs and complexity and gain competitive advantages. The requirements of enterprises have evolved over the past few years in response to the following trends:
Increasingly Mobile and Connected Workforce Needs Anytime/Anywhere Collaboration Tools. According to a 2011 International Data Corporation, or IDC, report, the number of mobile workers worldwide is projected to increase 30% from 1.0 billion in 2010 to 1.3 billion in 2015, increasing the demand in today’s enterprise for both reliable wired and wireless access.1 As enterprises move toward a more geographically dispersed, 24x7 workforce, they need tools to quickly solve business challenges while improving their efficiency. To do this, enterprises need collaboration technology that can bring people together with the right information at the right time in the right context to make critical business decisions. These increasingly mobile workers need to be able to connect remotely to their business applications from wherever they are and demand the same experience and capabilities they have when at their office desk.

[1]	IDC Mobile Worker Population 2011-2015 Forecast, Document #232073, December 2011

Proliferation of Devices and Applications Expanding the Number of Points of Integration. The number and types of endpoints are growing rapidly. Whereas in the past, business users communicated primarily via desk-phones, today they continue to use desk-based devices, but also various mobile devices such as laptops, smartphones and tablets. IDC reports from September 2012 forecasted that 214 million laptops shipped in 2012 will grow to 321 million in 20162, 700 million smartphones shipped in 2012 will grow to 1,258 million in 20163 and 117 million media tablets shipped in 2012 will grow to 261 million in 20164. In order to communicate seamlessly and securely across these devices, applications and endpoints must be integrated into the communications infrastructure and provide a way for IT professionals to have a consolidated view of these devices and applications so that the environment can be managed effectively and reliably.
Consumerization of the Enterprise has Changed Expectations of Business Users and Put More Pressure on IT Departments. With the proliferation of consumer devices such as the Apple iPhone and Apple iPad, Google Android smartphones and tablets, business applications available through online stores such as the Apple iTunes store and social networking applications such as Facebook and Twitter, business users are increasingly using consumer-focused products and applications for business tasks, particularly in the areas of collaboration and communication. This has put a significant strain on IT departments to support and secure these devices and applications within the enterprise. In addition, business users expect their enterprise IT solutions to mimic the intuitive experience they enjoy with their consumer devices and applications, forcing IT departments to seek solutions that can deliver this kind of experience and enterprise vendors to design their products so that they are easier to use.
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
Business Leaders are Increasingly Challenged to Deliver New Business Capabilities to Support Growth While Facing Tight IT Budgets. Due to continued macro-economic uncertainty, businesses are closely managing overall spending while at the same time, making strategic IT investments to gain competitive advantage. As IT departments become increasingly sophisticated and strategically important within the enterprise, business leaders are increasingly held accountable to demonstrate an acceptable level of return for their IT investments. To meet these challenges, enterprises are deploying collaboration solutions that allow them to leverage their existing IT investments while providing a flexible roadmap to gradually upgrade their systems. In addition, CIOs are seeking to rationalize their network infrastructure and computing hardware to simplify their IT environments and reduce expenses while also increasing the reliability and scalability of their business collaboration and communications environments to avoid lost productivity and revenue due to systems outages.
Together these trends add to the complexity of enabling business collaboration, and drive business leaders to seek more simple, holistic solutions that are easy-to-use, scalable and cost-effective.
Business Collaboration Solutions of Our Competitors Do Not Adequately Address These Trends
Despite the aforementioned trends, we believe competitors’ solutions still fall short of delivering a seamless real-time collaboration experience. Historically, enterprises deployed separate, independent systems to satisfy their communication needs, deploying a different system for voice, email and video usually from different vendors. This siloed approach to communications presents challenges when trying to enable seamless, real-time collaboration. Earlier solutions attempted to aggregate these disparate systems under a common user interface, but failed to integrate them from the ground up on a common platform. As a result, in our view, these solutions suffer from the following limitations:
Competitors’ Solutions were Built from an Email or Data Networking Focus, Not for Real-Time Collaboration. As organizations become more decentralized and decisions are increasingly made by groups rather than individuals, business users need to be able to collaborate and communicate in real-time while being able to access the information that they need. Many collaboration tools fall short of their promise to enable cross-enterprise cooperation, often simply aggregating different modes of communication around their core competency (email or data) with a single interface to integrate the underlying architectures. As a result, users have a disjointed experience, where the different modes of communication are independent and do not share a common context. For example, an ongoing conversation between people within an enterprise or between an enterprise and its customers that includes emails, phone calls, instant messages and social media occurs over independent and unrelated applications in most competitor environments. As a result, these interactions cannot be seamlessly integrated in real-time or intelligently routed along with the conversation history across various modes and media. The limitations of existing solutions

[2]	IDC Worldwide PC 2012-2016 Forecast Update, Doc. #236840, September, 2012.
[3]	IDC Worldwide Smartphone 2012-2016 Forecast Update, Doc. #236736, September, 2012.
[4]	IDC Worldwide and U.S. Media Tablet 2012-2016 Forecast Update, Doc. #237222, September, 2012.

force users to fall back on using the various modes of communication independently, resulting in inefficient interactions and delays in solving complex business problems needing input from multiple constituents.
Traditional Solutions are Closed and Proprietary, Forcing Customers to use a Single Vendor and Abandon Existing IT Investments. Some of our competitors’ collaboration solutions use proprietary, closed architectures, which do not integrate well with those of other vendors. This forces customers to choose a platform that does not offer all the desired features and functionality and makes it difficult to integrate third-party applications to address broader enterprise requirements. As a result, customers often either have to abandon their existing infrastructure investments or accept unnecessary levels of complexity and costs in order to deploy new infrastructure equipment and/or new applications. In addition, because these solutions employ proprietary architectures, it is more difficult for developers to create third-party applications that can support them, giving the customer less flexibility and choice with respect to new functionality that may be introduced.
Limited Consumer Device Support. We believe that because of their proprietary nature, some competitors’ solutions do not easily lend themselves to enabling new consumer devices with seamless, real-time collaboration applications. These solutions lack the infrastructure to reliably integrate, support and secure these consumer devices and therefore inhibit the potential benefits these devices can bring to the enterprise.
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
High Total Cost of Ownership. Because many solutions employ proprietary architectures, they require a significant investment in new infrastructure and significant customized integration to address communication requirements not met out of the box. In addition, because many of these solutions were not fit-for-purpose, they have loosely integrated systems that are difficult to deploy and manage and often require significant professional services support upfront and ongoing IT costs to manage and maintain. Such traditional solutions require more complex system integration and achieve reliability through the over deployment of equipment rather than the optimization of product. The result is reliability at a higher cost that is more difficult to scale as business needs change.
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
We believe that the business collaboration market includes spending on unified communications, contact center applications and data networking equipment as well as spending on professional and maintenance services to implement, support and manage these tools. Industry analysts projected that in 2012, these markets will have grown to $93 billion of spending in aggregate, with unified communications accounting for $14 billion, contact center accounting for $4 billion, data networking accounting for $26 billion and maintenance, managed and professional services accounting for the remaining $49 billion. All of these markets are impacted positively by the need for enterprises to increase productivity and upgrade their unified communications strategy to a more integrated approach. In response to this need, industry analysts expect that from 2012 through 2015 unified communications, contact center, data networking and maintenance, managed and professional services will grow at annual growth rates of 3% to 5%.
Our Solutions
We are a leader in business collaboration and communications and are leveraging our leadership to recognize and address the challenges impacting our industry. We have created next-generation business collaboration solutions that offer an innovative approach, delivering to our customers fit-for-purpose, open solutions that we believe enable them to experience enhanced levels of productivity at a lower total cost of ownership than our competitors. The key benefits of our solutions include:
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
Open Standards-Based Architecture that Enables Flexible and Extensible Collaboration. Our open standards-based solutions, including our Avaya Aura platform, accommodate customers with multi-vendor environments seeking to leverage their existing investments and supplement what they have with the specific collaboration products and/or services they need, and rapidly create and deploy applications. Providing enterprises with strong integration capabilities gives them the flexibility to take advantage of new collaboration and contact center tools and devices as they are introduced, rather than being confined to a single vendor and having to compromise on functionality. We continue to invest in our developer ecosystem, Avaya DevConnect, which boasted over 20,000 members as of September 30, 2012. This, together with our Agile Communication Environment, or ACE, toolkits, application programming interfaces, or APIs, and integration environments allow businesses to derive unique value from our architecture.
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

[5]	Dell’Oro Group, Enterprise Telephony Report, 2Q12, August, 2012.
[6]	Gartner Inc., Market Share, Contact Center: Worldwide, 2011, Drew Kraus, March, 2012. Gartner ranks Avaya the leader in Contact Center Agent End-User Revenue by Manufacturer, Worldwide in 2011
[7]	IntelliCom Analytics, Services Market Dashboard, Q3 2012 Global Lifecycle Services Market Workbook, November, 2012.
[8]	T3i Group, InfoTrack for Converged Applications, First Half 2012 Global Messaging Report, November 2012.
[9]
Gartner Magic Quadrants - Gartner Magic Quadrant for Corporate Telephony, Jay Lassman,et al, September, 2012.
- Gartner Magic Quadrant for Unified Communications, Bern Elliot et al, August 2012.
- Gartner Magic Quadrant for Contact Center Infrastructure, Worldwide, Drew Kraus, et al, June 2012.
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
The Gartner Report(s) described herein, (the "Gartner Report(s)") represent(s) data, research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. ("Gartner"), and are not representations of fact. Each Gartner Report speaks as of its original publication date (and not as of the date of this Form 10-K) and the opinions expressed in the Gartner Report(s) are subject to change without notice.subscription service, by Gartner, Inc. ("Gartner"), and are not representations of fact. Each Gartner Report speaks as of its original publication date (and not as of the date of this Form 10-K) and the opinions expressed in the Gartner Report(s) are subject to change without notice.

Large, Diverse and Global Customer Installed Base. Our solutions address the needs of a diverse range of customers from large multinational enterprises to small- and medium-sized businesses in a number of industries, including financial services, manufacturing, retail, transportation, energy, media and communications, health care, education and government. As of September 30, 2012, we had over 300,000 total customers, including more than 95% of the Fortune 500 companies and installations in over one million customer locations worldwide. We have thousands of direct customers and no end-user customers represented more than two percent of our revenue for fiscal 2012. In addition, many of our largest enterprise customers have been buying from us for over 10 years. We believe our large and diverse customer base provides us with recurring revenue and a continuing growth opportunity to further expand within our customer base.
History of Innovation with Large Pipeline of New Products and Differentiated Approach to Commercialization. We continue to innovate rapidly, expanding on our technical heritage from Bell Labs. As of September 30, 2012, we had approximately 5,900 patents and pending patent applications, including foreign counterparts. Our patents and pending patent applications cover a wide range of products and services involving a variety of technologies, including, but not limited to, unified communications (including video, social media, telephony and messaging), contact centers, wireless communications and data networking. Since the beginning of fiscal 2010, we have introduced more than 130 new offerings across our portfolio, the largest product pipeline in our history. In March 2009, we introduced the Avaya Aura platform, our SIP-based software suite that brings together voice, video and data into a single, integrated communications and collaboration platform that provides a simple means of connecting legacy, multi-vendor systems to new open standards SIP-based applications. In July 2010, we introduced Avaya Aura Contact Center, which forms the core of our SIP contact center technology, enabling multi-channel integration of social media, email, instant messaging and video applications. We introduced the Avaya Flare Experience in September 2010, demonstrating how simple and elegant communications can be and in November 2010 we introduced Avaya Virtual Enterprise Network Architecture, or Avaya VENA, an end-to-end virtualization strategy and architecture that will help simplify data center and campus networking. In order to accelerate the commercialization of innovation, we have modeled our Emerging Products and Technology team after smaller, entrepreneurial start-ups, leveraging our Avaya Labs research team and innovating together with our customers, understanding their challenges and collaborating on their visions. We believe that this approach to commercialization results in new products with broad appeal and accelerates the timeline for development and adoption.
Acquisitions have further amplified our innovation and growth strategy. Key examples of this include Radvision Ltd., acquired in June 2012, and Sipera Systems, Inc., acquired in October 2011. Radvision enhances Avaya's position with industry leading video collaboration solutions. The Sipera portfolio brings best-in-class Session Border Controller (SBC) security and management solutions.
Flexible Go-to-Market Strategy Expands Reach of Our Products and Services. We sell our solutions both directly and through an indirect sales channel, tailoring our go-to-market strategy to our target markets. Our indirect sales channel is comprised of an extensive network of alliance partners, distributors, dealers, value-added resellers, telecommunications service providers and system integrators that allows us to reach customers across industries and globally. We have an extensive set of vertical specific solutions ranging from industries such as finance/insurance, healthcare, hospitality, manufacturing and retail. As of September 30, 2012, we had approximately 9,900 channel partners worldwide. Our indirect sales channel represented approximately 75% and 76% of our product revenues for fiscal 2012 and 2011, respectively. With the acquisition of the enterprise solutions business of Nortel Networks Corporation, or NES, we significantly expanded our channel coverage and deepened our vertical expertise.
Global End-to-End Services Capability Provides Large Recurring Revenue Stream. AGS provides us with a key advantage over many of our competitors whose customers must contract with third-party service providers, adding to the overall cost and complexity of the deployment of their solutions. Our worldwide services-delivery infrastructure and services tools help customers address their critical business collaboration and communications needs from initial planning and design through implementation, monitoring and ongoing maintenance. Contracts for support services typically have terms that range from one to five years, and contracts for operations services typically have terms that range from one to seven years. The U.S. accounted for approximately 66% of our support revenue, with contract renewal rates of more than 86%. We generated 48% of our revenues for fiscal 2012 from services. As such, our services relationships have provided us with a large recurring revenue base and significant visibility into our customers’ future collaboration needs.
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
Leverage our Leading Market Positions to Drive the Adoption of our Next-Generation Collaboration Solutions. We believe that our market leadership, global scale and extensive customer interaction creates a strong platform from which to drive and shape the evolution of enterprise communications toward greater business collaboration. Our track record with our customers gives us the credibility that we believe provides us with a competitive advantage in helping them cope with this evolution. Additionally, extensive interaction with our large, global and diversified customer base helps us gain greater insight into market needs, which we incorporated into the design of the Avaya Aura platform, the Avaya Flare Experience, Avaya ACE and our other new products. This insight will continue to help shape our product roadmap into the future.
Capture Additional Market Share Across our Portfolio of Products and Services. While we have leading market presence in the majority of the markets we serve, most of our markets still have numerous competitors of varying size. Changes in business communications needs will challenge many of these competitors to innovate and allow us to gain share with our broader portfolio of products and services. We also believe that scale and service capability become increasingly important as the complexity and importance of communications grows within the enterprise. As potential customers look to migrate to our solutions, our open architecture can integrate with competitor systems and provide a path for gradual transition while still achieving cost savings and improved functionality. Additionally, based on industry analyst projections, we believe the market for data networking will be $26 billion in 2012. While we believe our data products are best-in-class, we still have a modest market presence in data and believe our new product offerings can solve important customer needs around efficiency and resiliency and offer a compelling value proposition to both our large installed base and new customers. We also believe there is significant opportunity to sell maintenance contracts to customers acquired in the NES acquisition. This effort began in the third quarter of fiscal 2010 and is expected to contribute to growth in the maintenance coverage for our installed base as existing maintenance contracts come up for renewal.
Expand Margins and Profitability. We are focused on driving profitable growth worldwide and have multiple initiatives to increase our profit margins, including expanding gross profits and reducing operating expenses. From fiscal 2007 to fiscal 2012 we increased our gross margin, excluding the amortization of technology intangible assets and the impact of purchase accounting adjustments, from 47% to 54% and we are pursuing the following initiatives to further expand our gross profits:

•	driving lower material cost through our increased scale as a result of the NES acquisition, improved supplier mix and increased component commonality;

•	greater use of low cost regions for supplier sourcing, contract manufacturing and provisioning of some support services;

•	optimizing design of products to drive material and supply chain efficiencies;

•	increasing the percentage of our revenue represented by higher-margin software; and

•	generating service productivity improvements through methodology and diagnostic tools as well as promoting greater web-based self-service tools.
We also have the following initiatives to reduce operating expenses as a percentage of revenues:

•	cost savings initiatives associated with the integration of NES and other acquisitions;

•	other restructuring activities including exiting facilities and reducing the workforce or relocating positions to lower cost geographies; and

•	sales productivity improvements and distribution channel optimization.
Taken as a whole, we expect to be able to achieve increased adjusted gross profits and reduced operating expenses as a percentage of revenues, thus driving increased profits.
Continue to Develop Innovative Products and Services Around our Next-Generation Business Collaboration Solutions to Drive Revenue Growth and Shorter Sales Cycle. We intend to extend our industry-leading position through continued focus on product innovation and substantial investment in research and development for new products and services. Evidence of this focus is our 130 new product offerings since the beginning of fiscal 2010. Examples include: the Avaya Flare Experience, AvayaLive Engage, Avaya Aura 6.0, Avaya Aura Contact Center, Avaya IP Office 7.0, Avaya Video Conferencing Solution, Avaya ACE, Avaya VENA and Avaya Partner-Enabled Managed Services. We believe our ability to innovate is advanced by feedback gathered from our extensive customer relationships and our customer focus. We have been recognized by third-party industry analysts for our customer service and support four years in a row. We believe this customer focus allows us to better meet our customers’ needs and anticipate market demand. In addition, we plan to continue to make investments across the portfolio to create enhancements and breakthroughs in a number of key areas, which we believe will encourage customers to upgrade their solutions more frequently to take advantage of our ongoing product innovation and to deploy our user experience across an array of Avaya and third-party endpoints. We also plan to continue to embrace the opportunity presented by cloud computing, endorsing a model that allows enterprises to benefit from deploying applications both on premise and in the cloud. We will seek new ways to leverage the Virtual Desktop Integration, or VDI, trend to securely deliver business collaboration to users.
Continue to Invest in and Expand our Sales and Distribution Capabilities to Attack New Markets and Better Penetrate Existing Markets. Our flexible go-to-market strategy, which consists of both a direct sales force and approximately 9,900 channel partners (as of September 30, 2012), allows us to reach customers across industries and around the globe while allowing them to interact with Avaya in a way that fits their organization. We intend to continue investing in our channel partners and sales force to optimize their market focus, enter new geographies and provide our channel partners with training, marketing programs, and technical support through our Avaya Connect program. We also plan to leverage our sales and distribution channels to accelerate customer adoption and generate an increasing percentage of our revenue from our new high-value software solutions, data networking, video collaboration, mid-market offers, and user experience-centric applications.
Pursue Strategic Relationships, Alliances and Acquisitions. We plan to continue to establish relationships and alliances and selectively acquire capability-enhancing businesses as key elements in our growth strategy going forward. We believe we have one of the largest communications-focused developer and technology partner ecosystems. This is evidenced by the Avaya DevConnect program, which promotes the development, compliance-testing and co-marketing of innovative third-party products that are compatible with Avaya’s standards-based solutions and has more than 20,000 registered companies as of September 30, 2012. We also maintain key relationships with large technology vendors such as International Business Machines Corporation or IBM, HP, and Oracle. Additionally, we will continue to make acquisitions when we find opportunities with compelling strategic and financial rationales.
Retain, Recruit and Develop Talent Globally. We are focused on developing a workforce that has both exceptional technical capabilities and the leadership skills that are required to support our technological and geographical growth. Building and nurturing a committed, diverse and engaged workforce with the highest levels of ethics and integrity is at the heart of our strategy. We have dramatically reshaped our workforce throughout our entire organization and have an executive team with significant experience in operating leading technology companies. Our transformation to being the leader in business collaboration will be fueled by developing new workforce capabilities and building upon our talented team in place today.
Our Products
Our product portfolio spans a broad range of unified communications, collaboration, customer service, video and data products designed to meet the diverse needs of small and mid-size businesses, as well as large enterprises. The majority of our portfolio comprises software products that reside on either a client or server. Client software resides on both our own and third-party devices, including desk phones, tablets, desktop PCs and mobile phones. Server-side software controls communication and collaboration for the enterprise, and delivers rich value-added applications such as messaging, telephony, voice, video and web conferencing, mobility and customer service. Hardware includes a broad range of desk phones, servers and gateways and LAN/WAN switching wireless access points and gateways. A portion of the portfolio has been subjected to rigorous interoperability and security testing and is approved for acquisition by the US Government. Highlights of our portfolio include:
Avaya Aura Portfolio
At the core of our next-generation collaboration solutions is the Avaya Aura platform, our SIP standards-based software suite of collaboration applications, including real-time voice, video, instant messaging, presence, conferencing, and non-real-time email, voicemail and social networking. The Avaya Aura platform is part of our infrastructure solutions portfolio. The Avaya Aura architecture simplifies complex communications networks and reduces infrastructure costs. Using this architecture, organizations are able to rapidly and cost-effectively deploy applications from a centralized data center to users regardless of the device they are using or the network to which they are connected. The Avaya Aura platform provides a simple means of connecting legacy, multi-vendor systems to new open standards SIP-based applications, helping enterprises to reduce costs and increase user productivity and choice simultaneously. We believe our Avaya Aura platform is one of the most reliable, secure and comprehensive offerings in the industry and that our commitment to open, standards-based solutions helps provide our customers with the flexibility to be more efficient and successful.
At the heart of our Avaya Aura portfolio is Session Manager, which provides multimedia communications control and management. Multi-vendor voice, video and data communications can all be managed and controlled from one centralized software platform. The Avaya Aura platform uses virtualization technology across all applications to reduce the physical number of servers relative to existing offerings, reducing total cost of ownership for medium sized and large enterprises alike. The Avaya Aura portfolio allows business users to work from any location, on any device, by providing collaboration and communication capabilities on a broad variety of operating systems, devices, desktop, laptop and tablet computers, smart phones, mobile devices and dedicated deskphones.

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

•
The Avaya Aura architecture supports communications and collaboration endpoints including telephones, speaker phones, personal video collaboration devices and client software designed to provide enterprise class communications and the Avaya Flare Experience on our own devices as well as laptops, smartphones and tablets.

•
Avaya Aura Video Conferencing solutions, a wide suite of high-definition, low-bandwidth, SIP-based video endpoints combined with software applications to enable rich video conferencing to serve individual desktop users and small workgroups as well as large conference rooms.

Radvision Scopia
In June 2012, Avaya acquired RADVISION Ltd., a global provider of videoconferencing and telepresence technologies over internet protocol (“IP”) and wireless networks. Through that transaction, Avaya acquired a video conferencing portfolio designed to help customers be more effective regardless of whether they are working from their desktop, a conference room or a mobile device.
The Radvision Scopia infrastructure is designed to deliver flexibility and cost effectiveness as enterprises adopt the latest HD and Unified Communications technologies. The Radvision Scopia platform is an effective combination of hardware and software that supports media processing for advanced room system devices while delivering high scalability and distributed processing for desktops and mobile deployments.
Our Radvision Scopia XT video conferencing room systems incorporate the latest video communications technology including dual 1080p/60fps video channels, H.264 high profile for bandwidth efficiency, H.264 scalable video coding for error resiliency, and Apple iPad device multi-touch control.
The Radvision Scopia Desktop application extends a room system deployment to remote and desktop users with a simple web-browser plug-in that is centrally managed, distributed and deployed. It allows for scheduled and ad hoc video conferences across a variety of devices and provides the ability to easily include participants from both inside and outside the organization.
Radvision Scopia Mobile provides applications for video conferencing, conference control, and management for smart phones and tablets supporting Apple iOS when connected over mobile broadband or Wi-Fi.
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

In today's mobile and distributed environments, agents and supervisors benefit from the ability to move the delivery of their communications and customer support activities to the location of their choice (office, home, or remote location). Avaya Aura Contact Center also provides agents and supervisors with the ability to move from device to device (hard phone, soft phone and mobile phone).
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
Avaya IP Office
Avaya IP Office is our award-winning global flagship Small and Medium Enterprises, or SME communications, solution specially designed to meet communications challenges facing small and medium enterprises. Avaya IP Office is part of our infrastructure solutions portfolio. IP Office provides solutions that help simplify processes and streamline information exchange within systems. Communications capabilities can be added as needed, and IP Office connects to both traditional and the latest IP lines to give growing companies flexibility and the ability to retain and leverage their existing investment. We recently unveiled the latest version of our communications solution for this market - Avaya IP Office 8.1 - which adds innovative capabilities to tap the full potential of next-generation collaboration. This includes new mobility, management and security features, as well increased scalability, to help SMEs efficiently and securely take advantage of BYOD environments and advanced mobility. In addition, in November 2012 we announced the 300,000th shipment of Avaya IP Office. This latest milestone highlights Avaya’s accelerating momentum in the SME market—with a 50 percent increase in IP Office sales in the past two years—as more small and mid-size businesses seek a simple, yet powerful way to gain the full benefits of unified communications and customer experience management capabilities.
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
AvayaLive Engage is an online, immersive conferencing and social collaboration environment that lets users collaborate as though they were face to face. AvayaLive Engage replicates real life interactions using personalized avatars, which users control to navigate through an online, three-dimensional environment, with the ability to talk, chat, share, collaborate and present in real-time. A cloud-based solution requiring only a web browser plug-in, the product allows collaboration between users from any browser, inside or outside of the enterprise.
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
Our networking products focus on data center, branch and wireless access networking, and we believe these products provide better support for real-time collaboration. Our networking portfolio includes:

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
Our Technology
We believe that technology enhances the way in which people collaborate. At Avaya, we work with customers, industry groups and technical bodies to foster innovation. Across our portfolio we leverage critical technology to our customers’ advantage. Avaya is a leading innovator in leveraging the use of SIP for business collaboration. This open-standard based protocol shifts communications from having to coordinate multiple, independent media and communications systems toward session management based environments, where multiple media and resources can flexibly be brought into a fully-integrated, session-based interaction. This fundamental difference supports more fluid, effective and persistent collaboration across multiple media and modes of communications.

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
Unique SIP-Based Experiences
The Avaya Flare Experience leverages the Avaya Aura technology and its session control and management, presence, unified communications features and services, application creation and enablement capabilities. Social network interfaces to services, such as Facebook, allow for integrated directories across platforms. Users can access Microsoft Exchange services, such as e-mail, contacts and calendar, directly from a user’s contact card and, via the Avaya Aura Presence Services, can exchange instant message and presence information with Microsoft Lync users (i.e., Microsoft Communicator clients). Point-to-point video calls do not require a separate video conferencing server, and multi-party conferencing is enabled by Avaya Aura Conferencing.
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
Within AGS are Avaya Client Services and Professional Services.
Avaya Client Services (“ACS”)
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
The portfolio of ACS services includes:

•
Global Support Services which provides a comprehensive suite of support options both directly and through partners, which enables customers to choose from modular options such as remote support, monitoring, parts, onsite, major upgrade subscription and more. We believe Avaya's solutions also enable customers to receive faster and better support than competitors can deliver, often with little or no additional costs. For example, through our new support site, customers now have access to live chat with agents, web based knowledge articles and "how-to" videos, virtual agent technology, and voice and online collaboration tools for faster resolution of customer issues. Secure Access Link is high speed network connectivity between the client and Avaya, capturing vital information to help ensure reliability, uptime and faster issue resolution of their Avaya systems and applications. Operations Intelligence Suite is a web-

based portal that allows clients to have visibility to incidents if they occur to ensure rapid resolution. It also enhances and maintains the client's network by the ability to perform testing, root cause analysis and issue prevention.

•
Avaya Operations Services which provides a holistic managed services for customers' communications environments. Avaya can manage complex multi-vendor, multi-technology and aging networks with Service Level Agreements (SLAs) to help optimize network performance. With AOS services, Avaya can manage a customer's mixed environment and gain the opportunity to upgrade it over time to the latest technology, at the pace and in an operational expense model that makes sense for the customer. Managed services can be procured in standard packages or in fully custom arrangements that include tailored SLAs, billing, reporting, or private cloud options. As of September 30, 2012, AOS has approximately 700 experts in managing communications environments, supporting hundreds of customers across the globe.

Professional Services
Our planning, design and integration specialists and communications consultants provide and implement solutions that help reduce costs and enhance business agility. We also provide vertical solutions designed to leverage existing product environments, contact centers and unified communications networks as well as IT professional services which includes government customers.
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
As of September 30, 2012, more than 20,000 companies have registered with the program, including more than 400 companies operating at a higher level of program membership that are eligible to submit their products or services for compatibility testing by the Avaya Solution Interoperability and Test Lab.
Avaya Test Lab engineers work in concert with each submitting member company to develop comprehensive test plans for each application to validate the product integrations.
Customers; Sales, Partners and Distribution
Customers
Our customer base is diverse, ranging in size from small businesses employing a few employees to large government agencies and multinational companies with over 100,000 employees. As of September 30, 2012, we had over 300,000 customers, including more than 95% of the Fortune 500 companies and installations in over one million customer locations worldwide. Our customers operate in a broad range of industries, including financial services, manufacturing, retail, transportation, energy, media and communications, health care, education and government, and include, among others, Morgan Stanley & Co. LLC, Progressive Casualty Insurance Company, Whirlpool Corporation, HP, Home Depot, Inc., United Air Lines, Inc., Marriott International, Inc., the Blue Cross and Blue Shield Association, Australia National University and the FDIC. We employ a flexible go-to-market strategy with direct and indirect presence in over 170 countries. As of September 30, 2012, we had approximately 9,900 channel partners and for fiscal 2012, our product revenue from indirect sales represented approximately 75% of our total product revenue.
No single customer represented more than 10% of our revenue for fiscal 2012, 2011 and 2010. See Note 15, “Reportable Segments,” to our audited consolidated financial statements for customer geographic information.
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
The Avaya sales organization is globally deployed with direct and indirect (e.g., channel partner) presence in over 170 countries. We continue to focus on efficient deployment of Avaya sales resources, both directly and indirectly, for maximum market penetration and global growth. Our investment in our sales organization includes training curricula to support the evolution of our sales strategy toward a solutions-based sales process targeted at helping businesses reduce costs, lower risk and grow their revenues. The program includes sales process, skills and solutions curricula for all roles within our sales organization.
Avaya Connect
As of September 30, 2012, there were approximately 9,900 channel partners that serve our customers worldwide through Avaya Connect, our business partner program. Through the use of certifications, the program positions partners to sell, implement and maintain our communications systems, applications and services. Avaya Connect offers clearly defined partner categories with financial, technical, sales and marketing benefits that grow in parallel with levels of certification. We support partners in the program by providing a portfolio of industry-leading solutions in addition to sales, marketing and technical support. Although the terms of individual channel partner agreements may deviate from our standard program terms, our standard program agreements for resellers generally provide for a term of one year with automatic renewal for successive one year terms and may be terminated by either party for convenience upon 30 days’ prior notice and our standard program agreements for distributors may be terminated by either party for convenience upon 90 days’ prior notice. Our partner agreements generally provide for responsibilities, conduct, order and delivery, pricing and payment, and include customary indemnification, warranty and other similar provisions. No single channel partner represents more than 10% of our revenue for fiscal 2012, 2011 and 2010.
Research and Development
We make substantial investments in research and development to develop new systems, services and software in support of business collaboration, including, but not limited to, converged communications systems, communications applications, multimedia contact center innovations, collaboration tools, messaging applications, video, speech enabled applications, business infrastructure and architectures, converged mobility systems, hosted offerings, web services, communications-enabled business processes and applications, data networks and services for our customers. In addition, in 2009 we created an Emerging Products and Technology team, which includes Avaya Labs research and as of September 30, 2012 has over 230 people working in an entrepreneurial team focused on accelerating the commercialization of innovation.
We invested $464 million, $461 million and $407 million in fiscal 2012, 2011 and 2010, respectively, on research and development. Customer-sponsored research and development activities that we have conducted have not been material.
Manufacturing and Suppliers
We have outsourced substantially all of our manufacturing operations to several electronic manufacturing services or EMS providers. Our EMS providers produce the vast majority of our products in facilities located in southern China, with other products manufactured in facilities located in Israel, Mexico, Malaysia, Taiwan, Germany, Indonesia, the United Kingdom and the U.S. All manufacturing of our products is performed in accordance with detailed specifications and product designs furnished or approved by us and is subject to rigorous quality control standards. We periodically review our product manufacturing operations and consider changes we believe may be necessary or appropriate. We also purchase certain hardware components and license certain software components from third-party original equipment manufacturers or OEMs and resell them separately or as part of our products under the Avaya brand.
In some cases, certain components are available only from a single source or from a limited source of suppliers. Delays or shortages associated with these components could cause significant disruption to our operations. We have also outsourced substantially all of our warehousing and distribution logistics operations to several providers of such services on a global basis. For more information on risks related to products, components and logistics, see “Risk Factors—Risks Associated with our Company—We rely on third-party manufacturers and component suppliers, as well as warehousing and distribution logistics providers" and “Risk Factors—Risks Associated with our Company—As our business and operations related relationships have expanded globally in the last few years, certain operational and logistical challenges as well as changes in economic or political conditions and natural disasters, in a specific country or region, could negatively affect our revenue, costs, expenses and financial condition or those of our channel partners and distributors.”
Competition
We compete against providers of both traditional enterprise voice communications solutions as well as providers of technology related to business collaboration and contact center solutions. For example, we compete with Alcatel-Lucent, Genesys Telecommunications Laboratories, Inc., or Genesys, Aspect Software, Inc., or Aspect, Brocade Communications Systems, Inc., or Brocade, Cisco Systems, Inc., or Cisco, Juniper Networks, Inc., or Juniper, Microsoft Corporation, NEC Corporation, or NEC, and Siemens Enterprise Communications Group, or SEN. Our video conferencing solutions both partner and compete with solutions offered by Polycom Inc., TANDBERG (now Cisco) and LifeSize (now a division of Logitech International

S.A.). We also face competition in the small and medium enterprise market from many competitors, including Cisco, Alcatel-Lucent, NEC, Matsushita Electric Corporation of America, or Panasonic, and Mitel Networks Corp., or Mitel, although the market for these products is more fragmented. We face competition in certain geographies with companies that have a particular strength and focus in these regions, such as Huawei Technologies Co., Ltd, or Huawei, in China and Intelbras S.A., or Intelbras, in Latin America. While we believe our global, in-house end-to-end services organization provides us with a competitive advantage, it faces competition from companies like those above offering services, either directly or indirectly through their channel partners, with respect to their own product offerings, as well as many value-added resellers, consulting and systems integration firms and network service providers.
In addition, because the business collaboration market continues to evolve and technology continues to develop rapidly, we may face competition in the future from companies that do not currently compete against us, but whose current business activities may bring them into competition with us in the future. In particular, this may be the case as business, information technology and communications applications deployed on converged networks become more integrated to support business collaboration. We may face increased competition from current leaders in information technology infrastructure, information technology, consumer products, personal and business applications and the software that connects the network infrastructure to those applications. With respect to services, we may also face competition from companies that seek to sell remotely hosted services or software as a service directly to the end customer. Competition from these potential market entrants may take many forms, including offering products and applications similar to those we offer as part of another offering. In addition, these technologies continue to move from a proprietary environment to an open standards-based environment.
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
For more information on risks related to our competition, see “Risk Factors—Risks Associated with Our Company—We face formidable competition from numerous established firms that provide both traditional enterprise voice communications solutions as well as providers of technology related to business collaboration and contact center solutions; as these markets evolve, we expect competition to intensify and expand to include companies that do not currently compete directly against us.”
Patents, Trademarks and Other Intellectual Property
We own a significant number of patents important to our business and we expect to continue to file new applications to protect our research and development investments in new products and services across all areas of the business. As of September 30, 2012, we had approximately 5,900 patents and pending patent applications, including foreign counterpart patents and foreign applications. Our patents and pending patent applications cover a wide range of products and services involving a variety of technologies, including, but not limited to, unified communications (including video, social media, telephony and messaging), contact centers, wireless communications and networking. The duration of our patents is determined by the laws of the country of issuance and for U.S. patents may be 17 years from the date of issuance of the patent or 20 years from the date of its filing, depending upon when the patent application was filed. In addition, we hold numerous trademarks, both in the U.S. and in other countries.
Our intellectual property holdings include those assigned to us by Lucent Technologies (now Alcatel-Lucent) at Avaya’s inception, which included a number of patents, trademarks, copyrights, trade secrets and other intellectual property directly related to and important to our business. Lucent and its subsidiaries also granted certain rights and licenses to specified patents, trademarks, copyrights, trade secrets and other intellectual property needed for the manufacture, use and sale of our products. Rights to these patents were granted through a cross license entered into with Lucent. In addition, Lucent conveyed to Avaya numerous licenses and sub-licenses under patents of third parties.

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
For more information concerning the risks related to patents, trademarks and other intellectual property, please see “Risk Factors—Risks Associated with our Company—We are dependent on our intellectual property. If we are not able to protect our proprietary rights or if those rights are invalidated or circumvented, our business may be adversely affected.” and “Risk Factors—Risks Associated with our Company—We may be subject to litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products or services.”
Backlog
Our backlog for product sales generated, which represents the aggregate of the sales price of orders received from customers, but not yet recognized as revenue, was $149 million on September 30, 2012 and 2011 and $185 million on September 30, 2010. These orders are expected to be recognized as revenue within the next 90 days, however, all orders are subject to possible rescheduling by customers. Although we believe that the orders included in the backlog are firm, some orders may be canceled by the customer without penalty, and we may elect to permit cancellation of orders without penalty where management believes it is in our best interests to do so. We do not believe that our backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.
Employees
As of September 30, 2012, we employed 16,951 employees, of which 16,818 were full-time employees (15,983 were management and non-represented employees and 835 were represented employees covered by collective bargaining agreements) and 133 were part-time employees, of which all were management and non-represented employees.
Of the 835 full-time and part-time employees covered by collective bargaining agreements as of September 30, 2012, 817 employees are covered by collective bargaining agreements in the U.S.
In the U.S., our current three-year agreements with the Communications Workers of America and the International Brotherhood of Electrical Workers will expire on June 7, 2014.
Environmental, Health and Safety Matters
We are subject to a wide range of governmental requirements relating to safety, health and environmental protection, including (a) certain provisions of environmental laws governing the cleanup of soil and groundwater contamination, (b) various local, federal and international laws and regulations regarding the material content and electrical design of our products that require us to be financially responsible for the collection, treatment, recycling and disposal of those products, and (c) various employee safety and health regulations that are imposed in various countries within which we operate. For example, we are currently involved in several remediations at currently or formerly owned or leased sites, which we do not believe will have a material impact on our business or results of operations. Please see “Risk Factors—Risks Associated with Our Company—We may be adversely affected by environmental, health and safety, laws, regulations, costs and other liabilities" for a discussion of the potential impact such governmental requirements and climate change risks may have on our business.

Corporate Responsibility at Avaya

Avaya's Corporate Responsibility Program incorporates four key elements: Environment, Community, Marketplace and Workplace. For Environment, Avaya looks for means to leave the world at a minimum the same and hopefully better than we found it. Marketplace includes engaging in fair and ethical business dealings with our customers and our supply chain. Workplace means developing a desirable place to work for our employees across the globe. Community is Avaya working to positively impact society as a whole and supporting the communities where we are located.

Item 1A.	Risk Factors
You should carefully consider the following risk factors as well as the other information contained in this report, including but not limited to, the discussion under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations-Cautionary Note Regarding Forward Looking Statements.” The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations. Any of the following risks could materially and adversely affect our business, financial condition or results of operations.
Risks Associated with Our Company
Our solutions may fail to keep pace with rapidly changing technology and evolving industry standards.
The market in which we operate is characterized by rapid, and sometimes disruptive, technological developments, evolving industry standards, frequent new product introductions and enhancements and changes in customer requirements. In addition, both traditional and new competitors are investing heavily in this market and competing for customers. As next-generation business collaboration technology continues to evolve, we must keep pace in order to maintain or expand our market leading position. We recently introduced a significant number of new product offerings and are increasingly focused on new, high value software solutions, as a revenue driver. If we are not able to successfully develop and bring these new solutions to market in a timely manner, achieve market acceptance of our solutions or identify new market opportunities for our solutions, our business and results of operations may be materially and adversely affected.
The market opportunity for business collaboration, unified communications solutions and other products and services may not develop in the ways that we anticipate.
The demand for our offerings can change quickly and in ways that we may not anticipate because the market in which we operate is characterized by rapid, and sometimes disruptive, technological developments, evolving industry standards, frequent new product introductions and enhancements, changes in customer requirements and a limited ability to accurately forecast future customer orders. Our operating results may be adversely affected if the market opportunity for our products and services does not develop in the ways that we anticipate or if other technologies become more accepted or standard in our industry or disrupt our technology platforms.
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
In addition, because the business collaboration market continues to evolve and technology continues to develop rapidly, we may face competition in the future from companies that do not currently compete against us, but whose current business activities may bring them into competition with us in the future. In particular, this may be the case as business, information technology and communications applications deployed on converged networks become more integrated to support business collaboration. We may face increased competition from current leaders in information technology infrastructure, information technology, consumer products, personal and business applications and the software that connects the network infrastructure to those applications. With respect to services, we may also face competition from companies that seek to sell remotely hosted services or software as a service directly to the end customer. Competition from these potential market entrants may take many forms, including offering products and applications similar to those we offer as part of another offering. In addition, these technologies continue to move from a proprietary environment to an open standards-based environment.
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
Given the current state of the economy, we believe that enterprises continue to be cautious about sustained economic growth and have tried to maintain or improve profitability through cost control and constrained capital spending and may delay or reject capital projects, including implementing our solutions resulting in continued pressure on our ability to increase our revenue as well as creating competitive pricing pressures and price erosion. If these or other conditions limit our ability to grow revenue or cause our revenue to decline our operating results may be materially and adversely affected.
Our strategy depends in part on our ability to rely on our indirect sales channel.
An important element of our go-to-market strategy to expand sales coverage and increase market absorption of new products is our global network of alliance partners, distributors, dealers, value-added resellers, telecommunications service providers and system integrators. Certain of our contractual agreements with our largest distributors and resellers generally permit termination of the relationship by either party for convenience upon prior notice of 30 to 180 days. Our financial results could be adversely affected if our contracts with channel partners were terminated, if our relationships with channel partners were to deteriorate, if our maintenance pricing or other services strategies conflict with those of our channel partners, if any of our competitors were to enter into strategic relationships with or acquire a significant channel partner, if channel partners do not become enabled to sell new products or if the financial condition of our channel partners were to weaken. In addition, we may expend time, money and other resources on developing and maintaining channel relationships that are ultimately unsuccessful. There can be no assurance that we will be successful in maintaining, expanding or developing relationships with channel partners. If we are not successful, we may lose sales opportunities, customers or market share.
We are dependent on our intellectual property. If we are not able to protect our proprietary rights or if those rights are invalidated or circumvented, our business may be adversely affected.
As a leader in technology and innovation in business collaboration, we generally protect our intellectual property through patents, trademarks, trade secrets, copyrights, confidentiality and nondisclosure agreements and other measures. There can be no assurance that patents will be issued from pending applications that we have filed or that our patents will be sufficient to protect our key technology from misappropriation or falling into the public domain, nor can assurances be made that any of our patents, patent applications or our other intellectual property or proprietary rights will not be challenged, invalidated or circumvented. For example, our business is global and the level of protection of our proprietary technology will vary by country, particularly in countries that do not have well developed judicial systems or laws that adequately protect intellectual property rights. Patent litigation and other challenges to our patents and other proprietary rights are costly and unpredictable and may prevent us from marketing and selling a product in a particular geographic area. If we are unable to protect our proprietary rights, we may be at a disadvantage to others who did not incur the substantial time and expense we incurred to create our products.
If we fail to retain or attract key employees, our business may be harmed.
The success of our business depends on the skill, experience and dedication of our employee base. If we are unable to retain and recruit sufficiently experienced and capable personnel, especially in the key areas of product development, sales, services and management, our business and financial results may suffer. Experienced and capable personnel in the technology industry remain in high demand, and there is continual competition for their talents. When talented employees leave, we may have difficulty replacing them and our business may suffer. While we strive to maintain our competitiveness in the marketplace, there can be no assurance that we will be able to successfully retain and attract the personnel that we need to achieve our business objectives.

We rely on third-party manufacturers and component suppliers, as well as warehousing and distribution logistics providers.
We have outsourced substantially all of our manufacturing operations to several electronic manufacturing services, or EMS, providers. Our EMS providers produce the vast majority of products in facilities located in southern China, with other products manufactured in facilities located in Israel, Mexico, Malaysia, Taiwan, Germany, Indonesia, the United Kingdom and the U.S. All manufacturing of our products is performed in accordance with detailed specifications and product designs furnished or approved by us and is subject to rigorous quality control standards. We periodically review our product manufacturing operations and consider changes we believe may be necessary or appropriate. Although we closely manage the transition process when manufacturing changes are required, we could experience disruption to our operations during any such transition. Any such disruption could negatively affect our reputation and our results of operations. We also purchase certain hardware components and license certain software components and resell them separately or as part of our products under the Avaya brand. In some cases, certain components are available only from a single source or from a limited source of suppliers. Delays or shortages associated with these components could cause significant disruption to our operations. We have also outsourced substantially all of our warehousing and distribution logistics operations to several providers of such services on a global basis, and any delays or material changes in such services could cause significant disruption to our operations.
As our business and operations related relationships have expanded globally in the last few years, certain operational and logistical challenges as well as changes in economic or political conditions and natural disasters, in a specific country or region, could negatively affect our revenue, costs, expenses and financial condition or those of our channel partners and distributors.
We conduct significant sales and customer support operations and increasing amounts of our research and development activities in countries outside of the U.S. and also depend on non-U.S. operations of our contract manufacturers and our channel partners. For fiscal 2012 we derived 46% of our revenue from sales outside the U.S. The vast majority of our contract manufacturing also takes place outside the U.S., primarily in southern China. The transition of even a portion of our operations or functions to a foreign country involves a number of logistical and technical challenges, including:

•
challenges in effectively managing operations in jurisdictions with lower cost structures as a result of several factors, including time zone differences and regulatory, legal, employment, cultural and logistical issues;

•	the potential negative impact on our existing employees as a result of the relocation of workforce resources;

•	an inability to predict the extent of government support;

•
the availability of qualified workers and the level of competition in offshore markets for qualified personal, including skilled design and technical personnel, as companies expand their operations offshore; and

•	future monetary and economic conditions in any specific offshore location
If we are unable to effectively manage our offshore operations, we may be unable to produce the expected cost savings from any shifts of operations to offshore jurisdictions and our business and results of operations could be adversely affected.
In addition, our future operating results, including our ability to import our products from, export our products to, or sell our products in, various countries, could be adversely affected by a variety of uncontrollable and changing factors such as political conditions, economic conditions, legal and regulatory constraints, protectionist legislation, difficulty in enforcing intellectual property rights such as against counterfeiting of our products, relationships with employees and works councils, unfavorable tax and currency regulations, health or similar issues, natural disasters and other matters in any of the countries or regions in which we and our contract manufacturers and business partners currently operate or intend to operate in the future. Our prospective effective tax rate could be adversely affected by, among others, an unfavorable geographical distribution of our earnings and losses, by changes in the valuation of our deferred tax assets or liabilities or by changes in tax laws, regulations, accounting principles, or interpretations thereof. The various risks inherent in doing business in the U.S. generally also exist when doing business outside of the U.S., and may be exaggerated by the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations.
Fluctuations in foreign currency exchange rates could negatively impact our operating results.
Foreign currency exchange rates and fluctuations may have an impact on our revenue, costs or cash flows from our international operations, which could adversely affect our financial performance. Our primary currency exposures are to the euro, British pound, Indian rupee, Canadian dollar and Brazilian real. These exposures may change over time as business practices evolve and as the geographic mix of our business changes. From time to time we enter into foreign exchange forward contracts to reduce the short-term impact of foreign currency fluctuations. However, any attempts to hedge against foreign currency fluctuation risks may be unsuccessful and result in an adverse impact to our operating results.
If we are unable to integrate acquired businesses into ours effectively, our operating results may be adversely affected.
From time to time, we seek to expand our business through acquisitions. For example, during fiscal 2012 we completed three acquisitions including the acquisition of Radvision Ltd. We may not be able to successfully integrate acquired businesses and, where desired, their product portfolios, into ours, and therefore we may not be able to realize the intended benefits from an acquisition. If we fail to successfully integrate acquisitions, or product portfolios, or if they fail to perform as we anticipate, our existing businesses and our revenue and operating results could be adversely affected. If the due diligence of the operations of acquired businesses performed by us and by third parties on our behalf is inadequate or flawed, or if we later discover unforeseen financial or business liabilities, acquired businesses and their assets may not perform as expected. Additionally, acquisitions could result in difficulties assimilating acquired operations and, where deemed desirable, transitioning overlapping products to be a single product line and the diversion of capital and management's attention away from other business issues and opportunities. We may fail to retain employees acquired through acquisitions, which may negatively impact the integration efforts. For all the reasons set forth above, the failure to integrate acquired businesses effectively may adversely impact Avaya's business, results of operations or financial condition.
We may be subject to litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products or services.
From time to time, we receive notices and claims from third parties asserting that our proprietary or licensed products, systems and software infringe their intellectual property rights. The number of such claims has increased recently and there can be no assurance that the number of these notices and claims will not increase in the future or that we do not in fact infringe those intellectual property rights. Irrespective of the merits of these claims, any resulting litigation could be costly and time consuming and could divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. These matters may result in any number of outcomes for us, including entering into licensing agreements, redesigning our products to avoid infringement, being enjoined from selling products that are found to infringe, paying damages if products are found to infringe and indemnifying customers from infringement claims as part of our contractual obligations. Royalty or license agreements may be very costly and we may be unable to obtain royalty or license agreements on terms acceptable to us or at all. Such agreements may cause operating margins to decline. In addition, some of our employees previously have been employed at other companies that provide integrated communications solutions. We may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. These claims and other successful claims of patent or other intellectual property infringement against us could materially adversely affect our operating results. We have made and will likely continue to make investments to license and/or acquire the use of third-party intellectual property rights and technology as part of our strategy to manage this risk, but there can be no assurance that we will be successful or that any costs relating to such activity will not be material. We may also be subject to additional notice, attribution and other compliance requirements to the extent we incorporate open source software into our applications. In addition, third parties have claimed, and may in the future claim, that a customer's use of our products, systems or software infringes the third party's intellectual property rights. Under certain circumstances, we may be required to indemnify our customers for some of the costs and damages related to such an infringement claim. Any indemnification requirement could have a material adverse effect on our business and our operating results. See Note 17, “Commitments and Contingencies,” to our audited consolidated financial statements for a description of certain legal proceedings regarding intellectual property.
A breach of the security of our information systems or those of our third party providers could adversely affect our operating results.
We rely on the security of our information systems and, in certain circumstances, those of our third party providers, such as vendors, consultants and contract manufacturers, to protect our proprietary information and information of our customers. Information technology system failures, including a breach of our or our third party providers' data security, could disrupt our ability to function in the normal course of business by potentially causing, among other things, delays in the fulfillment or cancellation of customer orders, disruptions in the manufacture or shipment of products or, delivery of services or an unintentional disclosure of customer, employee or our information. Additionally, despite our security procedures or those of our third party providers, information systems may be vulnerable to threats such as computer hacking, cyber-terrorism or other unauthorized attempts by third parties to access, modify or delete our or our customers' proprietary information. Any such breach could have a material adverse effect on our operating results and our reputation as a provider of mission critical business collaboration and communications solutions. Such consequences could be exacerbated if we or our third party providers are unable to adequately recover critical systems following a systems failure.
We may be adversely affected by environmental, health and safety, laws, regulations, costs and other liabilities.
We are subject to a wide range of governmental requirements relating to safety, health and environmental protection. If we violate or fail to comply with these requirements, we could be fined or otherwise sanctioned by regulators, lose customers and damage our reputation, which could have an adverse effect on our business. We are subject to environmental laws governing the cleanup of soil and groundwater contamination that may impose joint and several liability for the costs of investigating and remediating releases of regulated materials at currently or formerly owned or operated sites and at third-party waste disposal sites. We are also subject to various local, federal and international laws and regulations regarding the material content and electrical design of our products that require us to be financially responsible for the collection, treatment, recycling and disposal of those products. For example, the European Union (EU) has adopted the Restriction on Hazardous Substances

( RoHS) and Waste Electrical and Electronic Equipment (WEEE Directive) with similar laws and regulations being enacted in other regions. Effective in May 2014, the United States requires companies to begin publicly disclosing their use of conflict minerals that originated in the Democratic Republic of the Congo (DRC) or an adjoining country. Additionally, requirements such as the EU Energy Using Product (EuP Directive) are being imposed to address the operating characteristics of our products. Our failure or the undetected failure of our supply chain to comply with existing or future environmental, health and safety requirements could subject us to liabilities exceeding our reserves or adversely affect our business , results of operations or financial condition.
In addition, a number of climate change regulations and initiatives are either in force or pending at the local, federal and international levels. Our operations and our supply chain could face increased climate change-related regulations, modifications to transportation to meet lower emission requirements and changes to types of materials used for products and packaging to reduce emissions, increased utility costs to address cleaner energy technologies, increased costs related to severe weather events, and emissions reductions associated with operations, business travel or products. These yet-to-be defined costs and changes to operations could have a financial impact on our business.
Business collaboration solutions are complex, and design defects, errors, failures or “bugs” may be difficult to detect and correct.
Business collaboration solutions are complex, integrating hardware, software and many elements of a customer's existing network and communications infrastructure. Despite testing conducted prior to the release of products to the market and quality assurance programs, hardware may malfunction and software may contain “bugs” that are difficult to detect and fix. Any such issues could interfere with the expected operation of a solution, which might negatively impact customer satisfaction, reduce sales opportunities or affect gross margins. Depending upon the size and scope of any such issue, remediation may have a material impact on our business. Our inability to cure an application or product defect, should one occur, could result in the failure of an application or product line, the temporary or permanent withdrawal from an application, product or market, damage to our reputation, inventory costs, an increase in warranty claims, lawsuits by customers or customers' or channel partners' end users, or application or product reengineering expenses. Our insurance may not cover or may be insufficient to cover claims that are successfully asserted against us.
Pension and postretirement healthcare and life insurance liabilities could impair our liquidity or financial condition.
We sponsor non-contributory defined benefit pension plans covering a portion of our U.S. employees and retirees, and postretirement benefit plans for U.S. retirees that include healthcare benefits and life insurance coverage. We froze benefit accruals and additional participation in our plans for our U.S. management employees effective December 31, 2003. Certain of our non-U.S. operations also have various retirement benefit programs covering substantially all of their employees. Some of these programs are considered to be defined benefit pension plans for accounting purposes. If one or more of our U.S. pension plans were to be terminated without being fully funded on a termination basis, the Pension Benefit Guaranty Corporation, or PBGC, could obtain a lien on our assets for the amount of our liability, which would result in an event of default under each of our credit facilities. As a result, any such liens would have a material adverse effect on the Company, including our liquidity and financing arrangements. The measurement of our obligations, costs and liabilities associated with benefits pursuant to our pension and postretirement benefit plans requires that we estimate the present value of projected future payments to all participants, including assumptions related to discount rates, investment returns on designated plan assets, health care cost trends, and demographic experience. If future economic or demographic trends and results are different from our assumptions, then our obligations could be higher than we currently estimate. If our cash flows and capital resources are insufficient to meet required minimal funding of our U.S. defined benefit plans or to fund our other pension or postretirement healthcare and life insurance obligations, or if we are required or elect to fund any material portion of these obligations now or in the future, we could be forced to reduce or delay investments and capital expenditures, seek additional capital, or restructure or refinance our indebtedness. In addition, if our operating results and available cash are insufficient to meet our pension or postretirement healthcare and life insurance obligations, we could face substantial liquidity problems and may be required to dispose of material assets or operations in order to meet our obligations. We may not be able to consummate those dispositions or to obtain any proceeds on terms acceptable to us or at all, and any such proceeds may not be adequate to meet any such obligations then due. The PBGC has the authority under certain circumstances to petition a court to terminate an underfunded pension plan upon the occurrence of an event with respect to which the PBGC determines that the possible long-term loss of the PBGC with respect to the plan may reasonably be expected to increase unreasonably if the plan is not terminated. If our U.S. defined benefit pension plans were to be terminated, we would incur a liability to the plans or the PBGC equal to the amount by which the liabilities of the plans, calculated on a termination basis, exceed the assets of the plans, which amount would likely exceed the amount that we have estimated to be the underfunded amount as of September 30, 2012.
See Note 13, “Benefit Obligations,” to our audited consolidated financial statements for further details on our pension and postretirement benefit plans, including funding status.

We may incur liabilities as a result of our obligation to indemnify, and to share certain liabilities with, Lucent Technologies Inc., or Lucent, in connection with our spin-off from Lucent in September 2000.
Pursuant to the Contribution and Distribution Agreement between us and Lucent, a predecessor to Alcatel-Lucent, Lucent contributed to us substantially all of the assets, liabilities and operations associated with its enterprise networking businesses and distributed all of the outstanding shares of our common stock to its stockholders. The Contribution and Distribution Agreement, among other things, provides that, in general, we will indemnify Lucent for all liabilities including certain pre-distribution tax obligations of Lucent relating to our businesses and all contingent liabilities accruing pre-distribution primarily relating to our businesses or otherwise assigned to us. In addition, the Contribution and Distribution Agreement provides that certain contingent liabilities not directly identifiable with one of the parties accruing pre-distribution will be shared in the proportion of 90% by Lucent and 10% by us. The Contribution and Distribution Agreement also provides that contingent liabilities accruing pre-distribution in excess of $50 million that are primarily related to Lucent's businesses shall be borne 90% by Lucent and 10% by us and contingent liabilities accruing pre-distribution in excess of $50 million that are primarily related to our businesses shall be borne equally by the parties. See Note 17, “Commitments and Contingencies,” to our audited consolidated financial statements for a description of certain matters involving Lucent for which we have assumed responsibility under the Contribution and Distribution Agreement. We cannot assure you that Lucent will not submit a claim for indemnification or cost sharing to us in connection with any future matter. In addition, our ability to assess the impact of matters for which we may have to indemnify or share the cost with Lucent is made more difficult by the fact that we do not control the defense of these matters.
In addition, in connection with the distribution, we and Lucent entered into a Tax Sharing Agreement that governs the parties' respective rights, responsibilities and obligations after the distribution with respect to taxes for the periods ending on or before the distribution. Generally, pre-distribution taxes that are clearly attributable to the business of one party will be borne solely by that party, and other pre-distribution taxes will be shared by the parties based on a formula set forth in the Tax Sharing Agreement. Costs borne by Avaya under the Tax Sharing Agreement could have an adverse impact on our business, results of operations or financial condition.
Risks Related to Our Debt
Our degree of leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting obligations on our indebtedness.
A summary of the material terms of our financing agreements can be found in Note 9, “Financing Arrangements,” to the audited consolidated financial statements included in this report. As of September 30, 2012, our total indebtedness under our credit facilities and notes was $6,121 million (excluding capital lease obligations and $8 million of debt discount due upon settlement of our indebtedness).
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
Our credit facilities, the indenture governing our senior unsecured cash-pay notes (the “cash pay notes”) and our senior unsecured payment-in-kind, or PIK, toggle notes (the “PIK toggle notes,” and together with the cash pay notes, the “senior unsecured notes”), each due November 1, 2015, and the indenture governing our senior secured notes due April 1, 2019 (the “senior secured notes,” and together with the senior unsecured notes, the “notes”) contain various covenants that limit our ability to engage in specific types of transactions. These covenants limit our and our restricted subsidiaries’ ability to:

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
Our obligations under our senior unsecured notes and our guarantors’ obligations under their guarantees of those notes are unsecured, but our obligations, and each other borrower’s obligations, under each of our credit facilities and our senior secured notes, and each guarantor’s obligations under their respective guarantees of those facilities and senior secured notes, are secured by a security interest in substantially all of our tangible and intangible assets, including the stock and the assets of most of our current and certain future wholly owned U.S. subsidiaries and a portion of the stock of certain of our non-U.S. subsidiaries. As of September 30, 2012, we had $6,121 million in outstanding debt (excluding capital lease obligations) on our Consolidated Balance Sheets, of which $4,587 million was secured. The indentures governing our notes permit us and our restricted subsidiaries to incur substantial additional indebtedness in the future, including secured indebtedness. If we are declared bankrupt or insolvent, or if we default under either of our credit facilities or the indenture governing our senior secured notes, the lenders or the trustee under the indenture governing our senior secured notes, as applicable, could declare all of the funds borrowed thereunder, together with accrued interest, immediately due and payable. If we were unable to repay such indebtedness, the lenders or the trustee, as applicable, could foreclose on the pledged assets to the exclusion of holders of the senior unsecured notes, even if an event of default exists under the indenture governing the senior unsecured notes at such time. Furthermore, if the lenders or the trustee under the indenture governing our senior secured notes foreclose and sell the pledged equity interests in any subsidiary guarantor under the senior unsecured notes, then that guarantor will be released from its guarantee of the senior unsecured notes automatically and immediately upon such sale. In any such event, because the senior unsecured notes are not secured by any of our assets or the equity interests in subsidiary guarantors, it is possible that there would be no assets remaining from which claims of holders of our senior unsecured notes could be satisfied or, if any assets remained, they might be insufficient to satisfy those claims fully.
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
The collateral agent for the senior secured notes, the collateral agent for the senior secured credit facility and the collateral agent under our senior secured multi-currency asset-based revolving credit facility are party to the amended and restated intercreditor agreement, entered into on October 29, 2012, between Citicorp USA, Inc. and Citibank, N.A., as it may be amended, amended and restated, supplemented or modified from time to time (the “ABL Intercreditor Agreement”). The ABL Intercreditor Agreement (as so amended) significantly restricts any action that may be taken by the collateral agent for the senior secured notes with respect to the collateral over which the holders of senior secured multi-currency asset based revolving credit facility loans have a first-priority lien (“ABL Priority Collateral”), even during an event of default. Under the terms of the ABL Intercreditor Agreement, at any time that obligations under our senior secured multi-currency asset-based revolving credit facility are outstanding, any actions that may be taken with respect to (or in respect of) the ABL Priority Collateral that secures obligations under our senior secured multi-currency asset-based revolving credit facility on a first-priority basis, including the ability to cause the commencement of enforcement proceedings against such ABL Priority Collateral and to control the conduct of such proceedings, and the approval of amendments to, releases of such ABL Priority Collateral from the lien of, and waivers of past defaults under, such documents relating to such ABL Priority Collateral, will be at the direction of the holders of the obligations under our senior secured multi-currency asset-based revolving credit facility, and the holders of the senior secured notes and the lenders under our senior secured credit facility, which are secured on a second-priority basis by such ABL Priority Collateral, may be adversely affected. The ABL Priority Collateral so released will no longer secure our and the guarantors’ obligations under the senior secured notes and the guarantees. In addition, because the holders of the indebtedness under our senior secured multi-currency asset-based revolving credit facility control the disposition of such ABL Priority Collateral, such holders could decide not to proceed against such ABL Priority Collateral, regardless of whether there is a default under the documents governing such indebtedness or under the indenture governing the senior secured notes. In such event, the only remedy available to holders of our senior secured notes would be to sue for payment on those notes and the related guarantees. In addition, under the ABL Intercreditor Agreement, the collateral agent for the senior secured notes may not assert any right of marshalling that may be available under applicable law with respect to such ABL Priority Collateral. Without this waiver of the right of marshalling, holders of indebtedness secured by first priority liens in the ABL Priority Collateral would likely be required to liquidate collateral on which the senior secured notes did not have a lien, if any, prior to liquidating the collateral, thereby maximizing the proceeds of the collateral (due to the reductions in the amount of the indebtedness with a prior claim on such collateral) that would be available to repay our obligations under the senior secured notes.
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
A holder’s ability to transfer our notes may be limited by our decision to not list the notes on a securities exchange, and an active trading market for such notes may not develop.
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
As of September 30, 2012, we had 231 leased facilities (which included 13 storage locations containing between 100 to 418 square feet) and 7 owned facilities, located in 59 countries. These included 13 primary research and development facilities located in Canada, China, Germany, India, Ireland, Israel, Italy and the U.S. Our real property portfolio consists of aggregate floor space of 7.0 million square feet, of which 4.7 million square feet is leased and 2.3 million square feet is owned. Of the 4.7 million square feet which is leased, 0.8 million relates to property for which the future minimum lease payments have been accrued for in accordance with accounting principles generally accepted in the United States of America pertaining to restructuring and exit activities.  Of the 2.3 million square feet which is owned, 1.5 million relates to property which is included in assets held for sale at September 30, 2012. Our lease terms range from monthly leases to 14 years. We believe that all of our facilities and equipment are in good condition and are well maintained. Our facilities are used for current operations of all operating segments. See Note 17, “Commitments and Contingencies,” to our audited consolidated financial statements for additional information regarding obligations under operating leases.

Item 3.	Legal Proceedings.
Information required by this item is incorporated by reference from Note 17, “Commitments and Contingencies—Legal Proceedings,” to our audited consolidated financial statements.

Item 4.	Mine Safety Disclosures.
Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our outstanding common stock is privately held, and there is no established public trading market for our common stock. As of the date of this filing, there was one holder of record of our common stock.

Item 6.	Selected Financial Data.
The selected historical consolidated financial data set forth below as of September 30, 2012 and 2011 and for the years ended September 30, 2012, 2011, and 2010 have been derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data set forth below as of September 30, 2010 and September 30, 2009, for the year ended September 30, 2009 and as of and for the periods October 1, 2007 through October 26, 2007 and October 27, 2007 through September 30, 2008 has been derived from audited consolidated financial statements that are not included in this report. Avaya is a wholly owned subsidiary of Avaya Holdings Corp., a Delaware corporation or Parent. Parent was formed by affiliates of two private equity firms, Silver Lake Partners or Silver Lake and TPG Capital or TPG (collectively, the “Sponsors”). The Sponsors, through Parent, acquired Avaya in a transaction that was completed on October 26, 2007 (the “Merger”). As part of the Merger on October 26, 2007, we entered into various financing arrangements and, as a result, we now have a different capital structure than we had prior to the Merger. Accordingly, the results of operations for periods subsequent to the Merger will not necessarily be comparable to prior periods.
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

		Successor				Predecessor
	Fiscal years ended September 30,				Period from October 27, 2007 through September 30, 2008	Period from October 1, 2007 through October 26, 2007
In millions	2012	2011	2010	2009
STATEMENT OF OPERATIONS DATA:
REVENUE
Products	$2,672	$2,976	$2,602	$1,923	$2,595	$96
Services	2,499	2,571	2,458	2,227	2,328	150
	5,171	5,547	5,060	4,150	4,923	246
COSTS
Products:
Costs (exclusive of amortization of intangibles)	1,145	1,314	1,243	872	1,256	56
Amortization of technology intangible assets	192	257	291	248	231	1
Services	1,248	1,344	1,354	1,164	1,403	100
	2,585	2,915	2,888	2,284	2,890	157
GROSS PROFIT	2,586	2,632	2,172	1,866	2,033	89
OPERATING EXPENSES
Selling, general and administrative	1,630	1,845	1,721	1,272	1,456	111
Research and development	464	461	407	309	376	29
Amortization of intangible assets	226	226	218	207	187	4
Impairment of indefinite-lived intangible assets	—	—	—	60	130	—
Goodwill impairment	—	—	—	235	899	—
Restructuring and impairment of long-lived assets charges, net	147	189	187	162	10	1
In-process research and development charge	—	—	—	12	112	—
Acquisition-related costs	4	5	20	29	—	—
Merger-related costs	—	—	—	—	1	57
	2,471	2,726	2,553	2,286	3,171	202
OPERATING INCOME (LOSS)	115	(94)	(381)	(420)	(1,138)	(113)
Interest expense	(431)	(460)	(487)	(409)	(377)	—
Loss on extinguishment of debt	—	(246)	—	—	—	—
Other (expense) income, net	(20)	5	15	14	26	1
LOSS BEFORE INCOME TAXES	(336)	(795)	(853)	(815)	(1,489)	(112)
Provision for (benefit from) income taxes	8	68	18	30	(183)	(24)
NET LOSS	(344)	(863)	(871)	(845)	(1,306)	(88)
Less net income attributable to noncontrolling interests	—	—	3	2	2	—
NET LOSS ATTRIBUTABLE TO AVAYA INC.	$(344)	$(863)	$(874)	$(847)	$(1,308)	$(88)

	Fiscal years ended September 30,				Period from October 27, 2007 through September 30, 2008	Period from October 1, 2007 through October 26, 2007
In millions	2012	2011	2010	2009
BALANCE SHEET DATA (at end of period):
Cash and cash equivalents	$337	$400	$579	$567	$579	$—
Intangible assets, net	1,775	2,129	2,603	2,636	3,154	—
Goodwill	4,188	4,079	4,075	3,695	3,956	—
Total assets	8,194	8,546	9,261	8,650	9,995	—
Total debt (excluding capital lease obligations)	6,121	6,157	5,928	5,150	5,222	—
Total Avaya stockholder's equity (deficiency)	(2,436)	(2,378)	(1,428)	(697)	1,048	—
STATEMENT OF CASH FLOWS DATA:
Net cash provided by (used in) continuing operations:
Operating activities	$44	$(300)	$42	$242	$303	$133
Investing activities	(271)	(101)	(864)	(155)	(8,610)	(16)
Financing activities	157	228	853	(101)	7,498	11
OTHER FINANCIAL DATA:
EBITDA	$656	$313	$320	$240	$(515)	$(94)
Adjusted EBITDA	971	971	795	753	859	(27)
Capital expenditures	92	83	79	76	120	8
Capitalized software development costs	35	42	43	43	74	7
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
The following are some of the items affecting the comparability of the selected financial information for the periods presented:

•	As a result of the acquisition of Radvision, our operating results include the operations of the Radvision business since June 5, 2012.

•
On February 11, 2011, Avaya Inc. completed a private placement of $1,009 million of senior secured notes. The senior secured notes were issued at par, bear interest at a rate of 7% per annum and mature on April 1, 2019. The proceeds from the senior secured notes were used to repay in full the senior secured incremental term B-2 loans outstanding under the senior secured credit facility (representing $988 million in aggregate principal amount and $12 million in accrued and unpaid interest) and to pay related fees and expenses. The issuance of the senior secured notes and repayment of the senior secured incremental term B-2 loans was accounted for as an extinguishment of the senior secured incremental term B-2 loans and issuance of new debt. Accordingly, the Company recognized a loss on extinguishment of debt of $246 million based on the difference between the reacquisition price and the carrying value of the senior secured incremental term B-2 loans (including unamortized debt discount and debt issue costs) during fiscal 2011. The Company’s payment in redemption of the senior secured incremental term B-2 loans included $291 million of loan discount.

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

•	In connection with the acquisition of NES, we have incurred acquisition-related costs during fiscal 2010 and 2009 of $20 million and $29 million, respectively.

•
We incurred integration costs of $19 million, $132 million and $208 million during fiscal 2012, 2011 and 2010, respectively. Integration costs primarily represent third-party consulting fees and other administrative costs associated with consolidating and coordinating the operations of Avaya with Radvision and NES. In fiscal 2012, the costs associated with Radvision primarily relate to consolidating and coordinating the operations of Avaya and Radvision and the costs associated with NES primarily related to developing compatible IT systems and internal processes. In fiscal 2011 and 2010 these costs were incurred in connection with, among other things, the on-boarding of NES personnel, developing compatible IT systems and internal processes and developing and implementing a strategic operating plan to help enable a smooth transition with minimal disruption to NES customers. Such costs also include fees paid to certain Nortel-controlled entities for logistics and other support functions being performed on a temporary basis according to a transition services agreement.

•	On August 31, 2010, we sold our 59.13% ownership in AGC Networks Ltd., or AGC (formerly Avaya GlobalConnect Ltd.), our reseller in India, and recognized a $7 million gain on the sale.

•
During fiscal 2012, we continued to identify opportunities to streamline operations and generate cost savings, which include exiting facilities and reducing headcount. Restructuring charges recorded during fiscal 2012 associated with these initiatives, net of adjustments to previous periods, were $142 million and include employee separation costs primarily associated with employee severance actions in Germany, as well the U.S., Canada, and Europe, the Middle East and Africa or EMEA. Employee separation charges include $70 million associated with an agreement reached with the works council representing employees of certain of Avaya's German subsidiaries for the elimination of 327 employee positions. Severance and employment benefits payments associated with this action are expected to be paid through fiscal 2014, and include, but are not limited to, social pension fund payments and healthcare and unemployment insurance costs to be paid to or on behalf of the affected employees. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities are expected to continue through fiscal 2020.

•
During fiscal 2011, we continued to identify opportunities to streamline operations and generate cost savings, which include exiting facilities and reducing headcount. Restructuring charges recorded during the year ended September 30, 2011 associated with these initiatives, net of adjustments to previous periods, were $189 million and include employee separation costs primarily associated with employee severance actions in Germany, as well as in EMEA, and U.S. regions. Employee separation charges include $56 million associated with an agreement reached with the works council representing employees of certain of Avaya’s German subsidiaries for the elimination of 210 employee positions. Severance and employment benefits payments associated with this action are expected to be paid through fiscal 2014, and include, but are not limited to, social pension fund payments and healthcare and unemployment insurance costs to be paid to or on behalf of the affected employees. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities are expected to continue through fiscal 2020.

•
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

•
During fiscal 2009, as a response to the global economic downturn, we began implementing certain initiatives designed to further streamline our operations and generate cost savings. Restructuring charges associated with these initiatives were $160 million and include employee separation costs primarily related to workforce actions in the EMEA and U.S. regions.

•	Impairment charges of $16 million were incurred in fiscal 2010 associated with certain technologies with overlapping functionality to technologies acquired with NES.

•
During fiscal 2009, we recorded impairments to goodwill and trademark and trade name indefinite–lived intangible assets of $235 million and $60 million, respectively. The impairments were primarily attributable to lower expected future discounted cash flows as a result of the continued weakness in the global economy and changes in discount rates.

•
Amortization of intangible assets was $417 million, $483 million, $509 million and $455 million for fiscal 2012, 2011, 2010 and 2009, respectively. The fluctuations are attributable to amortization associated with intangible assets recorded in connection with our acquisition of NES partially offset by any impairment and fully amortized intangibles. In acquisition accounting, we recorded technologies, customer relationships and other intangibles with an estimated fair value of $476 million. These assets are amortized over their estimated economic lives ranging from less than one year to thirteen years.

•
The provision for income taxes was $8 million, $68 million, $18 million and $30 million for fiscal 2012, 2011, 2010 and 2009, respectively. The provision is substantially different from income taxes determined at the U.S. Federal statutory rate. For fiscal 2009, we were in a three-year cumulative U.S. book tax loss position and determined that it is more likely than not that our U.S. net deferred tax assets would not be realized. Accordingly, we provided a valuation allowance against our U.S. net deferred tax assets. As a result, we recorded a tax provision associated with earnings in certain profitable non-U.S. tax jurisdictions for the period offset by a minimal tax benefit relating to our U.S. pre-tax losses in fiscal 2009. In fiscal 2010, 2011 and 2012, we provided additional allowances associated with the U.S. valuation allowance and our income tax provision primarily relates to earnings of certain profitable non-U.S. tax jurisdictions. In fiscal 2012, the provision for income taxes also includes a $62 million release of valuation allowance associated with tax expense on net gains in other comprehensive income.

•
In connection with the Merger, we entered into financing arrangements on October 26, 2007 providing for $5,250 million in financing and received $2,436 million in contributed capital from our Sponsors.

•	During the period October 1, 2007 through October 26, 2007 we incurred approximately $57 million of Merger-related costs. These costs included investment banking, legal and other third-party costs.

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
Overview
We are a leading global provider of real-time business collaboration and communications solutions that bring people together with the right information at the right time in the right context, enabling businesses to improve their efficiency and quickly solve critical business challenges. Our solutions are designed to enable business users to work together more effectively internally and with their customers and suppliers, to accelerate decision-making and achieve business outcomes. These industry leading solutions are also designed to be highly flexible, reliable and secure, enabling simplified management and cost reduction while providing a platform for next-generation collaboration from Avaya.
Our solutions address the needs of a diverse range of customers, including large multinational enterprises, small- and medium-sized businesses and government organizations. As of September 30, 2012, we had over 300,000 customers, including more than 95% of the Fortune 500 companies and installations in over one million customer locations worldwide. Our customers operate in a broad range of industries, including financial services, manufacturing, retail, transportation, energy, media and communications, health care, education and government.
We sell solutions directly and through our channel partners. As of September 30, 2012, we had approximately 9,900 channel partners worldwide, including system integrators, service providers, value-added resellers and business partners that provide sales and service support.
Ownership
Avaya is a wholly owned subsidiary of Avaya Holdings Corp., a Delaware corporation (“Parent”). Parent was formed by affiliates of two private equity firms, Silver Lake Partners (“Silver Lake”) and TPG Capital (“TPG”) (collectively, the “Sponsors”). The Sponsors, through Parent, acquired Avaya in a transaction that was completed on October 26, 2007 (the “Merger”).
Acquisitions
RADVISION Ltd.
On June 5, 2012, Avaya acquired RADVISION Ltd. (“Radvision”) for $230 million in cash. Radvision is a global provider of videoconferencing and telepresence technologies over internet protocol (“IP”) and wireless networks.
Through this acquisition, Avaya expanded its technology portfolio and now provides customers a highly integrated and interoperable suite of cost-effective, easy to use, high-definition video collaboration products, with the ability to interoperate with multiple mobile devices including Apple iPad and Google Android. We are integrating Radvision’s enterprise video infrastructure and high value endpoints with Avaya’s award winning Avaya Aura® Unified Communications (“UC”) platform to create a compelling and differentiated solution designed to accelerate the adoption of video collaboration. Radvision brings to Avaya a portfolio which includes a full range of videoconferencing products, technologies and expertise serving large enterprises, small businesses, and service providers. It includes standards-based applications, open infrastructure and endpoints for ad-hoc and scheduled videoconferencing with room-based systems, desktop, and mobile consumer devices. Radvision will help enable Avaya to provide a Cloud offering through hosted solutions by service providers. The integrated Avaya and Radvision portfolios will extend intra-company business to business and business to consumer video communications, and also support internal “Bring Your Own Device” (“BYOD”) initiatives.
Enterprise Solutions Business of Nortel Networks Corporation
On December 18, 2009, Avaya acquired certain assets and assumed certain liabilities of the enterprise solutions business (“NES”) of Nortel Networks Corporation (“Nortel”), including all the shares of Nortel Government Solutions Incorporated, for $933 million in cash consideration. The acquisition of NES expanded Avaya’s technology portfolio, enhanced its customer base, broadened its indirect sales channel, and provided greater ability to compete globally.
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
Sale of AGC Networks Limited
On August 31, 2010, Avaya sold its 59.13% ownership interest in AGC Networks Limited (formerly Avaya GlobalConnect Ltd.) (“AGC”), a publicly-traded Indian company that is a reseller of Avaya products and services in the Indian and Australian markets. The sale of its stake in AGC enabled Avaya to drive additional focus on two of its strategic imperatives: the development of the Avaya business in India and the growth and extension of its channel coverage model through Avaya’s global channel program.
Products and Services
For a description of our products and services, please see “Business—Our Products” and “Business—Our Services.”
Customers and Competitive Advantages
For a discussion of our customers and competitive advantages, please see “Business—Customers, Sales, Partners and Distribution” and “Business—Our Competitive Strengths.”

Financial Results Summary
The following table sets forth for fiscal 2012, 2011, and 2010, our results of operations as reported in our audited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) located elsewhere in this Annual Report on Form 10-K.

	Fiscal years ended September 30,
In millions	2012	2011	2010
STATEMENT OF OPERATIONS DATA:
REVENUE
Products	$2,672	$2,976	$2,602
Services	2,499	2,571	2,458
	5,171	5,547	5,060
COSTS
Products:
Costs (exclusive of amortization of intangibles)	1,145	1,314	1,243
Amortization of technology intangible assets	192	257	291
Services	1,248	1,344	1,354
	2,585	2,915	2,888
GROSS PROFIT	2,586	2,632	2,172
OPERATING EXPENSES
Selling, general and administrative	1,630	1,845	1,721
Research and development	464	461	407
Amortization of intangible assets	226	226	218
Restructuring and impairment charges, net	147	189	187
Acquisition-related costs	4	5	20
	2,471	2,726	2,553
OPERATING INCOME (LOSS)	115	(94)	(381)
Interest expense	(431)	(460)	(487)
Loss on extinguishment of debt	—	(246)	—
Other (expense) income, net	(20)	5	15
LOSS BEFORE INCOME TAXES	(336)	(795)	(853)
Provision for income taxes	8	68	18
NET LOSS	(344)	(863)	(871)
Less net income attributable to noncontrolling interests	—	—	3
NET LOSS ATTRIBUTABLE TO AVAYA INC.	$(344)	$(863)	$(874)
Summary of the Fiscal Year Ended September 30, 2012 versus 2011
Our fiscal 2012 revenue decreased 7% as compared to fiscal 2011, primarily as a result of lower IT infrastructure spend and investment levels by our end customers, quality issues on certain product/solution integration transitions primarily in the second quarter of fiscal 2012, as well as the unfavorable impact of foreign currency. Incremental revenue from the Radvision business for the period June 5, 2012 through September 30, 2012 was $31 million.
We earned operating income for fiscal 2012 of $115 million which includes non-cash depreciation and amortization of $564 million and share-based compensation of $8 million. We incurred an operating loss for fiscal 2011 of $94 million which includes non-cash depreciation and amortization of $653 million and share-based compensation of $12 million.
The increase in operating income is attributable to the continued benefit from cost savings initiatives, the substantial completion of the integration of the operations of Avaya and NES, lower costs associated with employee incentive plans and a decrease in restructuring charges, partially offset by the decrease in products revenue.
In addition to the changes in our revenues discussed above, our fiscal 2012 operating results compared to our fiscal 2011 results reflect, among other things:

•	a decrease in gross profit primarily as a result of decreased revenues, while gross margin increased to 50.0% in fiscal 2012 as compared to 47.4% in fiscal 2011;

•
a decrease in selling, general and administrative (“SG&A”) expense primarily due to reductions in integration-related costs related to the acquisition of the NES business, a favorable impact of foreign currency, the continued benefit associated with our cost savings initiatives and lower expenses associated with our employee incentive plans, which are driven by our actual financial results relative to established targets; and

•	a decrease in restructuring charges in fiscal 2012.
Our net loss for fiscal 2012 and 2011 was $344 million and $863 million, respectively. The decrease in our net loss is primarily attributable to the early extinguishment of debt related to the Company’s debt refinancing in the prior year, an increase in operating income as described above, a decrease in the provision for income taxes and a decrease in interest expense for fiscal 2012 as compared to fiscal 2011.
Summary of the Fiscal Year Ended September 30, 2011 versus 2010
Our fiscal 2011 revenue increased 10% as compared to fiscal 2010, primarily as a result of the contributions by the NES business. Our operation of the NES business was for the entire fiscal 2011 as compared to fiscal 2010, which included results of NES for only the period of December 19, 2009 through September 30, 2010. The increase in revenue also included an increase in sales volume of unified communications and contact center products. The increase in our revenue was partially offset by lower revenue resulting from customers reducing spending on maintenance contracts and our divestiture of our 59.13% ownership interest in AGC. Until August 31, 2010, AGC was our majority-owned subsidiary and its sales to end users were included in our revenues. Although we currently utilize AGC as a business partner to sell our product lines, such sales generally generate lower top line revenue due to volume discounts offered to business partners.
We incurred an operating loss for fiscal 2011 of $94 million which includes non-cash depreciation and amortization of $653 million and share-based compensation of $12 million. We incurred an operating loss for fiscal 2010 of $381 million which includes non-cash depreciation and amortization of $691 million and share-based compensation of $19 million.
In addition to the changes in our revenues discussed above, our fiscal 2011 operating results compared to our fiscal 2010 results reflect, among other things:

•
an increase in gross profit associated with our operation of the NES business for the entire fiscal 2011 as compared to fiscal 2010, which included the NES business for only the period December 19, 2009 through September 30, 2010;

•
an increase in SG&A and research and development (“R&D”) expenses associated with the operations of the NES business for the entire fiscal 2011 as compared to fiscal 2010, which included the NES business for only the period December 19, 2009 through September 30, 2010, partially offset by expense savings associated with cost control initiatives and the transition of resources to lower-cost geographies; and

•
an increase in restructuring charges as the Company continues to implement initiatives designed to streamline its operations and generate cost savings including $56 million of costs associated with the elimination of 210 positions in Germany announced in June 2011.

Our net loss for fiscal 2011 and 2010 was $863 million and $871 million, respectively. The decrease in our net loss is primarily attributable to the decrease in our operating loss as described above offset by the loss on extinguishment of debt of $246 million related to the refinancing of certain debt and a higher provision for income taxes.
Financial Operations Overview
The following describes certain components of our statement of operations and considerations impacting those results.
Revenue. We derive our revenue primarily from the sale and service of business collaboration and communications systems and applications. Our product revenue includes the sale of unified communications, contact center, small and medium enterprise communications, video and data networking solutions. Product revenue accounted for 52%, 54% and 51% of our total revenue for fiscal 2012, 2011, and 2010, respectively. Our services revenue includes product maintenance and support, professional services, including design and integration, and operations, or managed services.
Our indirect sales channel includes, as of September 30, 2012, approximately 9,900 channel partners, including a global network of alliance partners, distributors, dealers, value-added resellers, telecommunications service providers and system integrators. Our indirect sales channel represented 75% of our product revenues for fiscal 2012, 76% of our product revenues for fiscal 2011, and 71% of our product revenues for fiscal 2010. Our revenue outside the United States represented 46%, 46% and 45% of our total revenue in fiscal 2012, 2011, and 2010, respectively.
Because we sell our products to end-users in a wide range of industries and geographies, demand for our products is generally driven more by the level of general economic activity than by conditions in one particular industry or geographic region.
Cost of Revenue. Cost of product revenue consists primarily of hardware costs, royalties and license fees for third-party software included in our systems, personnel and related overhead costs of operation including but not limited to current engineering, freight, warranty costs, amortization of technology intangible assets and provisions for excess inventory. We outsource substantially all of our manufacturing operations to several EMS providers. Our EMS providers produce the vast majority of our products in facilities located in southern China, with other products produced in facilities located in Israel, Mexico, Malaysia, Taiwan, Germany, Indonesia, the United Kingdom and the U.S. The majority of these costs vary with the unit volumes of product sold. We expect over time to increase the software content of our products, decrease our product costs and improve product gross profits. Cost of services revenue consists of salaries and related overhead costs of personnel engaged in support and services. As we continue to realize the benefit of cost saving initiatives, which include productivity improvements from automation of customer service, reducing the workforce and relocating positions to lower cost geographies, we expect our cost of services revenue will decrease as a percentage of services revenue.
Selling, General and Administrative Expenses. Sales and marketing expenses primarily include personnel costs, sales commissions, travel, marketing promotional and lead generation programs, trade shows, professional services fees and related overhead expenses. We plan to continue to invest in development of our distribution channels by increasing the size of our field sales force and continue to develop the capabilities of our channel partners to enable us to expand into new geographies and further increase our sales to small and medium enterprises across the world.
General and administrative expenses consist primarily of salary and benefit costs for executive and administrative staff, the use and maintenance of administrative offices, including depreciation expense, logistics, information systems and legal, financial, human resources, and other corporate functions. Administrative expenses generally do not increase or decrease directly with changes in sales volume.
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
Amortization of Intangible Assets. As a result of the Merger, the acquisitions of NES and Radvision, and other acquisitions, significant amounts were recognized in purchase accounting for the estimated fair values of customer relationships associated with the businesses acquired. The fair value of these intangible assets was estimated by independent valuations at the time of acquisition and is amortized into our operating expenses over their estimated useful lives.
Restructuring and Impairment Charges, net. In response to the global economic climate, the acquisition of NES and the Company’s commitment to control costs, the Company implemented initiatives designed to streamline the operations of the Company and generate cost savings. The Company exited and consolidated facilities and terminated or relocated certain job functions. The expenses associated with these actions are reflected in our operating results. As the Company continues to evaluate and identify additional operational synergies, additional cost saving opportunities may be identified and future restructuring charges may be incurred.
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
Loss on Extinguishment of Debt. In connection with the issuance of the senior secured notes and the payment in full of the senior secured incremental term B-2 loans, we recognized a loss on extinguishment of debt in fiscal 2011 of $246 million. The loss represents the difference between the reacquisition price of the senior secured incremental term B-2 loans (including consent fees paid by Avaya to the holders of the senior secured incremental term B-2 loans that consented to the amendment and restatement of the senior secured credit facility of $1 million) and the carrying value of the senior secured incremental term B-2 loans (including unamortized debt discount and debt issue costs). See Note 9, “Financing Arrangements” to our audited consolidated financial statements for further details on the amendment and extension of the senior secured credit facility and the issuance of the senior secured notes.

Business Trends
There are a number of trends and uncertainties affecting our business. For example, the effect that general economic conditions have on our customers’ willingness to spend on information technology, and particularly enterprise communications technology, impacts the demand for our products and, as a result, our revenue. The global economic downturn during 2008 through 2010 as well as the recent economic uncertainties associated with Europe negatively affected most of the markets we serve. However, despite the negative affect of these uncertainties during this period we maintained our focus on profitability levels and investing in our future results. We also invested significantly in research and development, introducing 130 new product offerings to the market since the beginning of fiscal 2010. We implemented various initiatives designed to streamline our operations, generate cost savings, and eliminate overlapping processes and expenses associated with the NES business. We acquired NES in order to further expand our technology portfolio, enhance our customer base, broaden our indirect sales channel and provide us greater ability to compete globally. In June 2012, we acquired Radvision, a global provider of videoconferencing and telepresence technologies over IP and wireless networks. The integrated Avaya and Radvision portfolios will extend intra-company business to business and business to consumer video communications, and also support internal BYOD initiatives. We believe the investments in NES, Radvision, and other acquisitions, as well as our ongoing investments in research and development are helping us to capitalize on the increasing focus of enterprises on deploying collaboration solutions in order to increase productivity, reduce costs and complexity and gain competitive advantage, which is being further accelerated by a trend toward a more mobile workforce and the associated proliferation of devices. In addition, we believe that the limitations of traditional collaboration solutions present an opportunity for differentiated vendors to gain market share.
We have also successfully expanded our indirect channel. Since fiscal 2009 and the acquisition of NES, our indirect channel has grown from 53% to 75% of our product revenues. We believe this expansion of our indirect channel favorably impacts our financial results by reducing selling expenses and allowing us to reach more end users and grow our business, although sales through the indirect channel generally generate lower profits than direct sales due to higher discounts. In furtherance of our effort to maintain an effective business partner program, we continue to refine and expand our global coverage. For example, in August 2010 we sold our 59.13% ownership interest in AGC, a publicly traded reseller of our products and services in India, which allowed us to pursue additional channel partners in India while continuing to sell through AGC.
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
We expect our gross profit and gross margin to continue to improve in the foreseeable future as we implement various initiatives such as increasing our focus on sales of higher margin software, securing more favorable pricing with our contract manufacturers and lower transportation costs, optimizing design of products and services productivity to drive efficiencies, executing on certain cost savings initiatives and achieving greater economies of scale. We have also redesigned the Avaya support website and are transitioning our customers from an agent-based support model to a self-service/web-based support model. These improvements have allowed us to reduce the workforce and relocate positions to lower-cost geographies and improve our services gross margins. Historically, lower profits experienced by the acquired NES business and competitor and customer pricing pressures have been challenges to improving the gross margins of our business. However, we continue to apply our business model discipline to the acquired NES business to accomplish our gross margin initiatives.
For fiscal 2012, 2011 and 2010, revenue outside of the U.S. represented 46%, 46% and 45% of total revenue, respectively. Foreign currency exchange rates and fluctuations have had an impact on our revenue, costs and cash flows from our international operations. Our primary currency exposures are to the euro, British pound, Indian rupee, Japanese yen, Canadian dollar and Brazilian real. These exposures may change over time as business practices evolve and as the geographic mix of our business changes and we are not able to predict the impact that foreign currency fluctuations will have on future periods.
Focus on Cost Structure
In connection with the Merger in fiscal 2008, Avaya’s management and board of directors developed and began implementing various plans and initiatives designed to streamline the operations of the Company and generate cost savings. Additionally, in response to the global economic downturn and in connection with its acquisition of NES, the Company identified and initiated cost savings programs throughout fiscal 2010, 2011, and 2012. These cost savings programs include: (1) reducing headcount, (2) relocating certain job functions to lower cost geographies, including service delivery, customer care, research and development, human resources and finance and (3) eliminating real estate costs associated with unused or under-utilized facilities.
Reductions in headcount included the elimination of redundancies by re-defining and consolidating job functions, reductions in management and in back-office headcount of our sales organization, reduced headcount in our services business, the use of remote monitoring of customer systems, which made our services segment more efficient, and a shift in the mix of the Company’s distribution channels toward the indirect channel which reduced our personnel needs. We were also able to attain additional salary savings as the Company placed greater emphasis on shifting job functions to its shared service centers in India and Argentina, as well as the automation of customer service.
Reductions in real estate costs were achieved by: (1) eliminating redundant facilities, particularly research and development facilities, in similar geographic areas as part of transitioning and integrating the operations of NES, (2) reductions in headcount, which decreased our real estate needs, and (3) reducing operating costs through more efficient facilities management. These initiatives enabled us to vacate and consolidate facilities without affecting the quality or distribution of our products and services, and reduce our real estate costs.
Restructuring charges were $142 million, $189 million and $171 million for fiscal 2012, 2011 and 2010, respectively.
Restructuring charges for fiscal 2012 and 2011, net of adjustments to previous periods, include employee separation costs of $123 million and $153 million, respectively. Employee separation costs include $70 million and $56 million associated with the elimination of 327 and 210 positions in Germany in fiscal 2012 and 2011, respectively.  The employee separation costs consist of severance and employment benefits payments and include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. Real estate charges, net of adjustments to previous periods in fiscal 2012 and 2011 were $19 million and $36 million, respectively.
Restructuring charges for fiscal 2010, net of adjustments to previous periods, include employee separation costs primarily in EMEA and the U.S. of $147 million.  As part of the acquisition of NES, the Company acquired a workforce of approximately 5,900. The Company's workforce at September 30, 2009 and 2010 was approximately 15,500 and 18,900, respectively, excluding AGC, which we sold in August 2010.  In fiscal 2010, real estate charges, net of adjustments to previous periods, were $24 million and included the costs of consolidating utilized or under-utilized facilities primarily located in the U.S. as part of transitioning and integrating the operations of NES, including certain facilities under leases assumed in the acquisition.
The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally. Although a specific plan does not exist at this time, the Company may take additional restructuring actions in the future and the costs of those actions could be material. All costs associated with such actions would be recognized in accordance with authoritative accounting guidance and the Company’s accounting policies as outlined in Note 2, “Summary of Significant Accounting Policies – Restructuring Programs” to our audited consolidated financial statements. See Note 8, “Business Restructuring Reserves and Programs” to our audited consolidated financial statements for further details on our restructuring programs.
Refinancing of Debt
On February 11, 2011, we completed a debt refinancing that deferred the maturity of $3.18 billion of senior secured loans. As part of the transaction, $2.2 billion outstanding par value of the senior secured term B-1 loans was converted into a new tranche of senior secured term B-3 loans, extending the maturity of that indebtedness from October 26, 2014 to October 25, 2017, and $988 million par value of senior secured incremental term B-2 loans was repaid with the proceeds from a private placement of $1,009 million of senior secured notes, extending the maturity of that indebtedness from October 26, 2014 to April 1, 2019.
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
On October 29, 2012, we completed a debt refinancing that deferred the maturity of $135 million of senior secured term B-1 loans from October 26, 2014 to October 26, 2017 by converting such loans into a new tranche of senior secured term B-4 loans.
See Note 9, “Financing Arrangements" to our audited consolidated financial statements for further details on our financing arrangements.
Selected Segment Information
The Company conducts its business operations in three segments. Two of those segments, Global Communications Solutions ("GCS") and Avaya Networking ("Networking"), make up Avaya's Enterprise Collaboration Solutions ("ECS") product portfolio. The third segment contains the Company’s services portfolio and is called Avaya Global Services ("AGS").
In GCS, we deliver business collaboration and communications solutions primarily for IT infrastructure, unified communications, and contact center solutions. Our infrastructure and UC application solutions are designed to promote collaboration, innovation, productivity and real-time decision-making by providing business users a highly intuitive and personalized user experience that enables them to collaborate seamlessly across various modes of communication, including voice, video, email, instant messaging, text messaging, web conferencing, voicemail and social networking. Our contact center application solutions are highly reliable, scalable communications-centric applications suites designed to optimize customer service.
Our Networking segment provides a broad range of internet protocol networking infrastructure products including ethernet switches, routers and Virtual Private Network appliances, wireless networking routers, access control solutions, unified management solutions and end-to-end virtualization strategies and architectures.
Through our AGS segment we help our customers evaluate, plan, design, implement, support, manage and optimize their enterprise communications networks to help them achieve enhanced business results. Our award-winning service portfolio includes product support, integration and professional and operations, or managed services that enable customers to optimize and manage their converged communications networks worldwide.
Deferred Tax Assets
Our deferred tax assets are primarily a result of deductible temporary differences related to net operating loss (“NOL's”) carryforwards, benefit obligations, tax credit carryforwards, and other accruals which are available to reduce taxable income in future periods. As of September 30, 2012, the Company had tax-effected NOL carryforwards of $1,037 million, comprised of $542 million for U.S. Federal, state and local taxes and $495 million for foreign taxes including $180 million, $255 million and $24 million, in Germany, Luxembourg and France, respectively. U.S. Federal and state NOL carryforwards expire through the year 2031, with the majority expiring in excess of 10 years. The majority of foreign NOL carryforwards have no expiration. Additionally, the Company has various other tax credit carryforwards totaling $73 million. Of this total, $17 million expire within five years, $21 million expire between five and 15 years and $35 million expire in excess of 15 years.
The Internal Revenue Code contains certain provisions which may limit the use of U.S. Federal net operating losses and U.S. Federal tax credits upon a change in ownership (determined under very broad and complex direct and indirect ownership rules) in the Company within a three-year testing period. As a result of the Merger, a significant change in the ownership of the Company occurred that limits, on an annual basis, the Company's ability to utilize its U.S. Federal NOL's and U.S. Federal tax credits. The Company's NOL's and tax credits will continue to be available to offset taxable income and tax liabilities (until such NOL's and tax credits are either used or expire) subject to the annual limitation. If the annual limitation amount is not fully utilized in a particular tax year, then the unused portion from that particular tax year will be added to the annual limitation in subsequent years. On June 9, 2011, Parent filed with the SEC a registration statement on Form S-1 (as it may be amended from time to time) relating to a proposed initial public offering of its common stock. We do not believe that this share issuance will itself, or when aggregated with other prior shareholder ownership changes during the applicable testing period, cause an ownership change that would further limit, on an annual basis, our ability to utilize our current U.S. Federal net operating losses and U.S. Federal tax credits.
In fiscal 2008 and 2009, we recognized significant impairments of our intangible assets and goodwill which contributed to a significant book taxable loss in the U.S. We also incurred and expect to continue to incur significant interest expense related to our debt and amortization and depreciation expense associated with the step-up in basis of our assets in purchase accounting associated with the Merger and the acquisition of NES. As a result of continuing pre-tax losses incurred subsequent to the Merger, as of September 30, 2012, excluding the U.S. deferred tax liabilities on indefinite-lived intangible assets, our deferred tax assets exceed our deferred tax liabilities in the U.S. and we are in a three-year cumulative book taxable loss position in the U.S.
Further, as a result of operational losses and continued business restructuring accruals in Germany, Spain and France as well as intercompany interest expense in Luxembourg, the Company's subsidiaries in Germany, Luxembourg, Spain and France are in a three year cumulative book taxable loss position.
In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considered the scheduled reversal of deferred tax assets and liabilities, projected future taxable income, and certain tax planning strategies in making this assessment. Based on this assessment in fiscal 2010, 2011, and 2012 the Company determined that it is more likely than not that the U.S., German, Luxembourg, Spanish and French deferred tax assets will not be realized to the extent they exceed the scheduled reversal of deferred tax liabilities. Accordingly, we have provided a valuation allowance against our U.S., German, Luxembourg, Spanish and French net deferred tax assets which has and will continue to adversely affect our effective income tax rate.
At September 30, 2012, the valuation allowance of $1,523 million is comprised of $958 million relating to U.S. deferred tax assets and $565 million relating to foreign deferred tax assets for which $260 million, $255 million and $24 million relates to our German, Luxembourg and French subsidiaries, respectively. In fiscal 2012, the Company recorded an increase of $113 million to its valuation allowance. The increase in the valuation allowance is comprised of a $56 million charge included in the provision for income taxes (which includes $131 million charge for federal and international income taxes, $56 million release of valuation allowance associated with federal tax expense on net gains in other comprehensive income and $19 million benefit for state income taxes) and a $57 million change to net deferred tax assets related to other changes in other comprehensive income.
Results of Operations
Fiscal Year Ended September 30, 2012 Compared with Fiscal Year Ended September 30, 2011
Revenue
Our revenue for fiscal 2012 and 2011 was $5,171 million and $5,547 million, respectively, a decrease of $376 million or 7%. Incremental revenue from the Radvision business for the period June 5, 2012 through September 30, 2012 was $31 million. The following table sets forth a comparison of revenue by portfolio:

	Fiscal years ended September 30,
			Percentage of Total Revenue		Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact
In millions	2012	2011	2012	2011
GCS	$2,390	$2,675	46%	49%	(11)%	(10)%
Purchase accounting adjustments	(2)	(3)	—%	—%	(1)	(1)
Networking	284	304	6%	5%	(7)%	(6)%
Total product revenue	2,672	2,976	52%	54%	(10)%	(9)%
AGS	2,499	2,573	48%	46%	(3)%	(1)%
Purchase accounting adjustments	—	(2)	—%	—%	(1)	(1)
Total service revenue	2,499	2,571	48%	46%	(3)%	(1)%
Total revenue	$5,171	$5,547	100%	100%	(7)%	(6)%

(1)	Not meaningful
GCS revenue for fiscal 2012 and 2011 was $2,390 million and $2,675 million, respectively, a decrease of $285 million or 11%. The decrease in GCS revenue was driven by lower IT infrastructure spend by our end customers, limited quality issues on product/solution integration transitions, pricing pressures and an unfavorable impact of foreign currency, particularly in EMEA. The Company continues to make progress addressing the limited quality issues in its infrastructure solutions product portfolio through patches issued to end-users and applied to inventories held by our contract manufacturers.
Networking revenue for fiscal 2012 and 2011 was $284 million and $304 million, respectively, a decrease of $20 million or 7%. The decrease in Networking revenue is primarily a result of higher demand in fiscal 2011 due to our new product offerings, primarily in the U.S.
AGS revenue for fiscal 2012 and 2011 was $2,499 million and $2,573 million, respectively, a decrease of $74 million or 3%. The decrease in AGS revenue was primarily due to an unfavorable impact of foreign currency, particularly in EMEA, as well as customers reducing their spending on maintenance contracts. These decreases in maintenance contracts revenue were partially offset by an increase in professional services.

The following table sets forth a comparison of revenue by location:

	Fiscal years ended September 30,
			Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Dollars in millions	2012	2011	2012	2011
U.S.	$2,786	$2,998	54%	54%	(7)%	(7)%
International:
Germany	461	505	9%	9%	(9)%	(3)%
EMEA (Excluding Germany)	888	983	17%	18%	(10)%	(8)%
Total EMEA	1,349	1,488	26%	27%	(9)%	(6)%
APAC—Asia Pacific	497	515	10%	9%	(3)%	(3)%
Americas International—Canada and Latin America	539	546	10%	10%	(1)%	2%
Total International	2,385	2,549	46%	46%	(6)%	(4)%
Total revenue	$5,171	$5,547	100%	100%	(7)%	(6)%
Revenue in the U.S. for fiscal 2012 and 2011 was $2,786 million and $2,998 million, respectively, a decrease of $212 million million or 7%. The decrease in U.S. revenue was primarily due to lower revenues associated with our infrastructure solutions portfolio, maintenance services particularly in the government sector, and networking products, partially offset by higher sales associated with contact center applications and professional services.  Revenue in EMEA for fiscal 2012 and 2011 was $1,349 million and $1,488 million, respectively, a decrease of $139 million or 9%. The decrease in EMEA revenues was primarily due to lower revenues associated with our infrastructure solutions portfolio, German rental base and maintenance services associated with our infrastructure solutions portfolio, as well as an unfavorable impact of foreign currency, partially offset by an increase in sales of our new networking product offerings. Within EMEA, revenue in Germany decreased due to a decline in our rental base as lease renewals are typically at lower rates, which is expected to continue into fiscal 2013. Revenue in APAC for fiscal 2012 and 2011 was $497 million and $515 million, respectively, a decrease of $18 million. The decrease in APAC revenue is primarily attributable to lower revenues associated with our infrastructure solutions portfolio, partially offset by higher maintenance services and professional services. Revenue in Americas International was $539 million and $546 million for fiscal 2012 and 2011, respectively, a decrease of $7 million or 1%. The decrease in Americas International revenue was primarily due to lower revenues associated with our infrastructure solutions and contact center portfolios and an unfavorable impact of foreign currency, partially offset by an increase in Networking revenues.
We sell our solutions both directly and through an indirect sales channel. The following table sets forth a comparison of revenue from sales of products by channel:

	Fiscal years ended September 30,
			Percentage of ECS Product Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Dollars in millions	2012	2011	2012	2011
Direct	$662	$700	25%	24%	(5)%	(3)%
Indirect	2,010	2,276	75%	76%	(12)%	(11)%
Total ECS product revenue	$2,672	$2,976	100%	100%	(10)%	(9)%
The percentage of product sales through the indirect channel decreased by 1 percentage point to 75% in fiscal 2012 as compared to 76% in fiscal 2011. The decrease in sales volume in the indirect channel was a result of the revenue declines and factors causing those declines discussed above and due to inventory working capital management by distributors. The percentage of total revenue derived from indirect channels decreased relative to the percentage derived from direct sales due to the continuing transition from legacy NES products to the newer Avaya platforms. Sales from the NES business, prior to its acquisition by Avaya, were substantially generated through the indirect channel.

Gross Profit
The following table sets forth a comparison of gross profit by segment:

	Fiscal years ended September 30,
	Gross Profit		Gross Margin
Dollars in millions	2012	2011	2012	2011	Change
GCS	$1,387	$1,532	58.0%	57.3%	$(145)	(9)%
Networking	115	131	40.5%	43.1%	(16)	(12)%
ECS	1,502	1,663	56.2%	55.9%	(161)	(10)%
AGS	1,224	1,222	49.0%	47.5%	2	—%
Unallocated amounts	(140)	(253)	(1)	(1)	113	(1)
Total	$2,586	$2,632	50.0%	47.4%	$(46)	(2)%

(1)	Not meaningful
Gross profit for fiscal 2012 and 2011 was $2,586 million and $2,632 million, respectively. Gross profit decreased by $46 million or 2% and includes incremental gross profit from the Radvision business for the period June 5, 2012 through September 30, 2012 of $22 million. The decrease is attributable to decreased sales volumes, pricing pressures and an unfavorable impact of foreign currency. These decreases were partially offset by the success of our gross margin improvement initiatives as discussed below, the impact of lower amortization of technology intangible assets, reductions in integration-related costs related to the acquisition of the NES business, a favorable change in our product mix as we had lower sales of lower margin products and lower costs associated with our employee incentive plans, which are driven by our actual financial results relative to established targets. Gross margin increased to 50.0% for fiscal 2012 from 47.4% for fiscal 2011. The increase in gross margin is primarily due to the success of our gross margin improvement initiatives as discussed above, the impact of lower amortization of technology intangible assets, reductions in integration-related costs related to the acquisition of the NES business and lower costs associated with our employee incentive plans.
GCS gross profit for fiscal 2012 and 2011 was $1,387 million and $1,532 million, respectively. GCS gross profit decreased $145 million or 9%. The decrease in GCS gross profit is primarily due to the decrease in sales volume, pricing pressures and the unfavorable impact of foreign currency. These decreases were partially offset by the success of our gross margin improvement initiatives discussed above. The decreases were also offset by the reductions in integration-related costs related to the acquisition of the NES business and a favorable change in our product mix as we had lower sales of lower margin products. GCS gross margin increased to 58.0% for fiscal 2012 compared to 57.3% for fiscal 2011. The increase is primarily due to the positive effect of our gross margin improvement initiatives described above and a favorable change in our product mix as we had lower sales of lower margin products partially offset by lower sales volume, which reduced the leverage on our fixed costs.
Networking gross profit for fiscal 2012 and 2011 was $115 million and $131 million, respectively. Networking gross margin decreased to 40.5% for fiscal 2012 from 43.1% for fiscal 2011. The decreases in Networking gross profit and margin were due to lower revenues which did not allow us to leverage our fixed costs.
AGS gross profit for fiscal 2012 and 2011 was $1,224 million and $1,222 million and gross margin was 49.0% and 47.5%, respectively. The increases in AGS gross profit and gross margin are primarily due to the continued benefit from cost savings initiatives discussed above, as well as lower costs associated with our employee incentive plans. We have redesigned the Avaya support website and are transitioning our customers from an agent-based support model to a self-service/web-based support model. These improvements have allowed us to reduce the workforce and relocate positions to lower-cost geographies. These increases in AGS gross profit were partially offset by a decrease in services revenue.
Unallocated amounts for fiscal 2012 and 2011 include the effect of the amortization of acquired technology intangibles related to the acquisition of NES and the Merger, costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level, and certain purchase accounting adjustments in connection with the Merger. Unallocated costs for fiscal 2012 also included the effect of the amortization of acquired technology intangible assets related to the acquisition of Radvision in June 2012. The decrease in unallocated costs is primarily due to the impact of lower amortization associated with technology intangible assets acquired prior to fiscal 2012.

Operating expenses

	Fiscal years ended September 30,
			Percentage of Revenue
Dollars in millions	2012	2011	2012	2011	Change
Selling, general and administrative	$1,630	$1,845	31.5%	33.3%	$(215)	(12)%
Research and development	464	461	9.0%	8.3%	3	1%
Amortization of intangible assets	226	226	4.4%	4.1%	—	—%
Restructuring and impairment charges, net	147	189	2.8%	3.4%	(42)	(22)%
Acquisition-related costs	4	5	0.1%	0.1%	(1)	(20)%
Total operating expenses	$2,471	$2,726	47.8%	49.2%	$(255)	(9)%
SG&A expenses for fiscal 2012 and 2011 were $1,630 million and $1,845 million, respectively, a decrease of $215 million. The decrease was primarily due to reductions in integration-related costs related to the acquisition of the NES business, a favorable impact of foreign currency, lower expenses as a result of our cost savings initiatives discussed above and lower expenses associated with our employee incentive plans, which are driven by our actual financial results relative to established targets. Integration-related costs included in SG&A were $19 million and $103 million for fiscal 2012 and 2011, respectively. In fiscal 2011, integration-related costs primarily represent third-party consulting fees and other administrative costs associated with consolidating and coordinating the operations of Avaya and NES. These costs were incurred in connection with, among other things, the on-boarding of NES personnel, developing compatible IT systems and internal processes, and developing and implementing a strategic operating plan to enable a smooth transition with minimal disruption to NES customers. Such costs include fees paid to certain Nortel-controlled entities for logistic and other support functions being performed on a temporary basis pursuant to a transition services agreement which expired in June 2011. For fiscal 2012, integration-related costs are primarily associated with the continued development of compatible IT systems.
R&D expenses for fiscal 2012 and 2011 were $464 million and $461 million, respectively, an increase of $3 million. The increase was primarily due to an increase in costs of new product development, as well as the incremental expenses associated with the acquisition of Radvision. The increase in these costs was partially offset by lower expenses associated with our employee incentive plans, which are driven by our actual financial results relative to established targets, and a favorable impact of foreign currency. Capitalized software development costs for fiscal 2012 and 2011 were $35 million and $42 million, respectively, a decrease of $7 million. Because the projects in our product development portfolio for fiscal 2011 were generally further along in the development cycle than those for fiscal 2012, we capitalized a lower portion of our current period R&D spend.
Amortization of intangible assets was $226 million for fiscal 2012 and 2011.
Restructuring and impairment charges, net, for fiscal 2012 and 2011 were $147 million and $189 million, respectively, a decrease of $42 million. The Company continues to focus on controlling costs and, as a result, implemented additional initiatives designed to streamline its operations and generate cost savings. These initiatives include exiting facilities and reducing the workforce or relocating positions to lower cost geographies. Restructuring charges recorded during fiscal 2012 include employee separation costs of $123 million and lease obligations of $19 million. Employee separation costs for fiscal 2012 include $70 million associated with a plan presented to the works council on February 13, 2012 representing employees of certain of the Company’s German subsidiaries to eliminate 327 positions. The costs consist of severance and employment benefits payments and include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. In addition to the restructuring charges related to Germany, the company had employee separation costs in the US, Canada and EMEA, excluding Germany. Costs related to lease obligations include facilities partially or totally vacated during the period primarily located in the United Kingdom and the U.S. Restructuring charges recorded during fiscal 2011 include employee separation costs of $153 million and lease obligations of $36 million. Employee separation charges for this period include $56 million associated with an agreement reached with the Germany works council representing employees of certain of Avaya's German subsidiaries for the elimination of 210 employee positions. For fiscal 2011, lease obligations included in restructuring charges represent the remaining lease obligations associated with facilities partially or totally vacated during the period primarily in Ireland and the U.S. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future and the costs of those actions could be material.
The Company has initiated a plan to dispose of a Company owned facility in Munich, Germany and relocate to a new facility.  Accordingly, the Company has written the value of this asset down to its net realizable value of $3 million and has reclassified this asset as held for sale. Included in restructuring and impairment charges, net in the Statement of Operations is an impairment charge of $5 million for fiscal 2012.

Acquisition-related costs for fiscal 2012 and 2011 were $4 million and $5 million, and include third-party legal and other costs related to the acquisition of Radvision and other business acquisitions in fiscal 2012 and 2011.
Operating Income (Loss)
Fiscal 2012 operating income was $115 million compared to an operating loss of $94 million for fiscal 2011.
Results for fiscal 2012 include the impact of integration-related costs (included in SG&A and elsewhere) of $19 million and acquisition-related costs of $4 million. In addition, in fiscal 2012, the Company incurred impairment charges of $5 million related to the write-down of the Munich, Germany facility. For fiscal 2011, we incurred integration-related costs (included in SG&A and elsewhere) of $132 million and acquisition-related costs of $5 million.
Operating income (loss) for fiscal 2012 and 2011 includes non-cash expenses for depreciation and amortization of $564 million and $653 million and share-based compensation of $8 million and $12 million, respectively.
Interest Expense
Interest expense for fiscal 2012 and 2011 was $431 million and $460 million, respectively, which includes non-cash interest expense of $22 million and $41 million, respectively. Non-cash interest expense for fiscal 2012 includes (1) amortization of debt issuance costs and (2) accretion of debt discount attributable to our senior secured term B-3 loans which were issued on February 11, 2011 as a result of the modification to certain provisions of the senior secured credit facility. Non-cash interest expense for fiscal 2011 includes: (1) amortization of debt issuance costs and (2) accretion of debt discount attributable to our senior secured incremental term B-2 loans through February 11, 2011 the date on which the loans were repaid in full, and (3) accretion of debt discount attributable to our senior secured term B-3 loans which were issued on February 11, 2011 as a result of the modification to certain provisions of the senior secured credit facility.
Cash interest expense for fiscal 2012 decreased $10 million. The decrease was a result of the expiration of certain unfavorable interest rate swap contracts combined with the impact of the issuance of the senior secured notes and the related repayment of the senior secured incremental B-2 loans. The senior secured notes bear interest at a lower rate per annum than the previously outstanding senior secured incremental term B-2 loans. This decrease was partially offset by an increase in interest expense due to the impact of the amendment and restatement of the senior secured credit facility. The amendment and restatement of the senior secured credit facility resulted in the creation of a new tranche of senior secured term B-3 loans which bear interest at a higher rate per annum than the senior secured term B-1 loans that they replaced. See Note 9, “Financing Arrangements” to our audited consolidated financial statements for further details on the amendment and extension of the senior secured credit facility and the issuance of the senior secured notes.
Loss on Extinguishment of Debt
In connection with the issuance of our senior secured notes and the payment in full of our senior secured incremental term B-2 loans, we recognized a loss on extinguishment of debt for fiscal 2011 of $246 million. The loss represents the difference between the reacquisition price of the incremental term B-2 loans (including consent fees paid by Avaya to the holders of the incremental term B-2 loans that consented to the amendment and restatement of the senior secured credit facility of $1 million) and the carrying value of the incremental term B-2 loans (including unamortized debt discount and debt issue costs). See Note 9, “Financing Arrangements” to our audited consolidated financial statements for further details on the issuance of our senior secured notes and repayment of our senior secured incremental term B-2 loans.
Other (Expense) Income, Net
Other expense, net, for fiscal 2012 was $20 million as compared to other income, net of $5 million for fiscal 2011. During fiscal 2012, other expense, net primarily related to net foreign currency transaction losses of $21 million. During fiscal 2011, net foreign currency transaction gains and interest income were partially offset by fees paid to third parties in connection with the modification of the senior secured term B-1 loan of $9 million.
Provision for Income Taxes
For fiscal 2012 and 2011 the provision for income taxes was $8 million and $68 million and the effective income tax rate was 2% and 9%, respectively.
The effective income tax rate for fiscal 2012 differs from the U.S. Federal tax rate primarily due to (1) the effect of taxable income in certain non-U.S. jurisdictions, (2) the valuation allowance established against the Company's deferred tax assets, (3) $62 million release of valuation allowance associated with tax expense on net gains in other comprehensive income, (4) $17 million of income tax expense related to undistributed foreign earnings, and (5) $9 million of income tax benefit related to the correction of prior year deferred tax assets and liabilities for certain non-U.S. legal entities.
In fiscal 2012, the Company recorded a tax charge of $62 million to other comprehensive income and a decrease in deferred tax assets primarily relating to post-employment benefits. The charge to other comprehensive income and decrease in deferred tax assets resulted in the recording of a $56 million federal and a $6 million state income tax benefit in continuing operations related to the release of the corresponding valuation allowance. In fiscal 2011, the Company recorded a tax benefit to other comprehensive income. Therefore, there was no adjustment to the income tax provision in continuing operations.
As of September 30, 2012, the Company changed its indefinite reinvestment of undistributed foreign earnings assertion with respect to its non-U.S. subsidiaries. As a result the Company recorded fiscal 2012 income tax expense of $17 million relating to non-U.S. taxes. In the future, the Company will continue to evaluate whether or not to indefinitely reinvest future undistributed foreign earnings.
During the fourth quarter of fiscal 2012, the Company recorded a correction to prior year deferred tax assets and liabilities for certain non-U.S. legal entities. This adjustment decreased the provision for income taxes by $9 million. Without this adjustment the Company's provision for income taxes and effective income tax rate would have been $17 million and (5%), respectively for fiscal 2012. The Company evaluated the correction in relation to the current quarter and fiscal 2012, as well as the periods in which the adjustment originated, and concluded that the adjustment is not material to the current year and any prior quarter or year.
The effective income tax rate for fiscal 2011 differs from the U.S. Federal tax rate primarily due to the effect of taxable income in certain non-U.S. jurisdictions and due to the valuation allowance established against the Company's U.S. deferred tax assets.
See Note 12, "Income Taxes" to our audited consolidated financial statements for further details and a reconciliation of the Company's loss before income taxes at the U.S. Federal statutory rate to the provision for income taxes.
Fiscal Year Ended September 30, 2011 Compared with Fiscal Year Ended September 30, 2010
Revenue
Our revenue for fiscal 2011 and 2010 was $5,547 million and $5,060 million, respectively, an increase of $487 million or 10%. The following table sets forth a comparison of revenue by segment:

	Fiscal years ended September 30,
			Percentage of Total Revenue		Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact
In millions	2011	2010	2011	2010
GCS	$2,675	$2,329	49%	46%	15%	14%
Purchase accounting adjustments	(3)	(7)	—%	—%	(1)	(1)
Networking	304	280	5%	5%	9%	8%
Total product revenue	2,976	2,602	54%	51%	14%	13%
AGS	2,573	2,463	46%	49%	4%	3%
Purchase accounting adjustments	(2)	(5)	—%	—%	(1)	(1)
Total service revenue	2,571	2,458	46%	49%	5%	3%
Total revenue	$5,547	$5,060	100%	100%	10%	8%

(1)	Not meaningful
GCS revenue for fiscal 2011 and 2010 was $2,675 million and $2,329 million, respectively. GCS revenue increased $346 million or 15% primarily due to incremental revenue from the NES business and increased sales volume. The NES business is included in our results for the full fiscal 2011 as compared to results for fiscal 2010, which included the results of the NES business for only the period of December 19, 2009 through September 30, 2010. In 2011, GCS revenue also benefited from the introduction of new product offerings during the second half of fiscal 2010 and throughout fiscal 2011 and an increase in new Avaya Aura licenses sold. We believe the additional functionality created by our Avaya Aura technology also resulted in increased demand across many of our infrastructure solutions. The increase in contact center application solutions revenues was driven by new product offerings. These increases were partially offset by the impact of our divestiture of our 59.13% ownership interest in AGC in August 2010. Until August 31, 2010 AGC was our majority-owned subsidiary and its sales to end users were included in our revenues. Our divestiture of AGC allowed us to pursue additional channel partners in India while continuing to sell through AGC.
Networking revenue for fiscal 2011 and 2010 was $304 million and $280 million, respectively. Networking revenue increased $24 million or 9% primarily due to incremental revenue from the NES business for fiscal 2011 as compared to results for fiscal 2010, which included the results of the NES business for only the period of December 19, 2009 through September 30, 2010. Our networking business was acquired as part of the acquisition of NES on December 18, 2009. The addition of the NES businesses has given us a position within the global data networking industry, one in which we did not participate immediately prior to the acquisition.
AGS revenue for fiscal 2011 and 2010 was $2,573 million and $2,463 million, respectively. AGS revenues increased $110 million or 4% primarily due to incremental revenue from the NES business for fiscal 2011 as compared to fiscal 2010, which included the results of the NES business for only the period of December 19, 2009 through September 30, 2010.
The following table sets forth a comparison of revenue by location:

	Fiscal years ended September 30,
			Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Dollars in millions	2011	2010	2011	2010
U.S.	$2,998	$2,764	54%	55%	8%	8%
International:
Germany	505	537	9%	10%	(6)%	(7)%
EMEA (Excluding Germany)	983	846	18%	17%	16%	14%
Total EMEA	1,488	1,383	27%	27%	8%	6%
APAC—Asia Pacific	515	464	9%	9%	11%	8%
Americas International—Canada and Latin America	546	449	10%	9%	22%	18%
Total International	2,549	2,296	46%	45%	11%	9%
Total revenue	$5,547	$5,060	100%	100%	10%	8%
Revenue in the U.S. for fiscal 2011 and 2010 was $2,998 million and $2,764 million, respectively. Revenue in the U.S. increased $234 million or 8% primarily due to incremental revenue from the NES business for fiscal 2011 as compared to results for fiscal 2010, which included the results of the NES business for only the period of December 19, 2009 through September 30, 2010. This increase also included an increase in sales volume driven by new product offerings. Revenue in EMEA for fiscal 2011 and 2010 was $1,488 million and $1,383 million, respectively. Revenue in EMEA increased $105 million or 8% primarily due to incremental revenue from the NES business for fiscal 2011 as compared to results for fiscal 2010, which included the results of the NES business for only the period of December 19, 2009 through September 30, 2010 and an increase in sales volume of unified communications products. The increase of revenue in EMEA was partially offset by a decrease of revenue in Germany attributable to customers reducing spending on maintenance contracts and the decline in our rental base as lease renewals are typically at lower rates, which is expected to continue in fiscal 2012. Revenue in APAC and Americas International increased $51 million and $97 million, respectively. The increases were due to incremental revenue from the NES business for fiscal 2011 as compared to results for fiscal 2010, which included the results of the NES business for only the period of December 19, 2009 through September 30, 2010, increased sales volume driven by new product offerings and an increase in professional services, as well as the favorable impact of foreign currency. The increase in revenue in APAC was partially offset by the impact of our divestiture of AGC in August 2010. Although we continue to market to end users in the APAC region through the indirect channel using AGC as a business partner, sales through our indirect channel generally generate lower top line revenue due to volume discounts.
The following table sets forth a comparison of revenue from sales of products by channel:

	Fiscal years ended September 30,
			Percentage of ECS Product Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Dollars in millions	2011	2010	2011	2010
Direct	$700	$763	24%	29%	(8)%	(10)%
Indirect	2,276	1,839	76%	71%	24%	23%
Total ECS product revenue	$2,976	$2,602	100%	100%	14%	13%
The percentage of product sales through the indirect channel increased by 5 percentage points to 76% in fiscal 2011 as compared to 71% in fiscal 2010. The increase was primarily attributable to the impact of the sale of AGC in August 2010. As a result of our divestiture of AGC, we continue to market to end users through AGC and those sales in fiscal 2011 are included in our indirect revenues. Until August 31, 2010 AGC was our majority-owned subsidiary and its sales to end users were included in our direct revenues. In addition, the increase is also attributable to the incremental product sales from the NES business, which, prior to the acquisition of NES, were substantially generated through the indirect channel. Due to higher volume discounts, sales through the indirect channel generally generate lower margins than direct sales. However, our use of the indirect channel lowers selling expenses and allows us to reach more end users.
Gross Profit
The following table sets forth a comparison of gross profit by segment:

	Fiscal years ended September 30,
	Gross Profit		Gross Margin
Dollars in millions	2011	2010	2011	2010	Change
GCS	$1,532	$1,249	57.3%	53.6%	$283	23%
Networking	131	117	43.1%	41.8%	14	12%
ECS	1,663	1,366	55.9%	52.5%	297	22%
AGS	1,222	1,119	47.5%	45.4%	103	9%
Unallocated amounts	(253)	(313)	(1)	(1)	60	(1)
Total	$2,632	$2,172	47.4%	42.9%	$460	21%

(1)	Not meaningful
Gross profit for fiscal 2011 and 2010 was $2,632 million and $2,172 million, respectively. Gross profit increased by $460 million or 21% primarily due to the incremental margin from the NES business for fiscal 2011 as compared to results for fiscal 2010, which included the results of the NES business for only the period of December 19, 2009 through September 30, 2010 and an increase in sales volume. Gross margin increased to 47.4% for fiscal 2011 from 42.9% for the fiscal 2010. The increase in gross profit and gross margin is primarily due to higher sales volume which leveraged our fixed costs, prior period cost saving initiatives including exiting facilities and reducing the workforce and relocating positions to lower-cost geographies and lower amortization of technology intangible assets, partially offset by higher costs associated with our employee incentive programs, which are driven by our actual financial results relative to established targets.
GCS gross profit for fiscal 2011 and 2010 was $1,532 million and $1,249 million, respectively. GCS gross profit increased $283 million or 23% primarily due to the incremental margin provided by the NES business for fiscal 2011 as compared to results for fiscal 2010, which included the results of the NES business for only the period of December 19, 2009 through September 30, 2010 and an increase in sales volume driven by new product offerings. GCS gross margin increased to 57.3% for fiscal 2011 from 53.6% for fiscal 2010. The increase in gross margin is primarily due to the increase in sales volume which leveraged our fixed costs and prior period cost saving initiatives including exiting facilities and reducing the workforce and relocating positions to lower-cost geographies.
Networking gross profit for the fiscal 2011 and 2010 was $131 million and $117 million, respectively. Our networking business was acquired as part of the acquisition of NES on December 18, 2009. Results for fiscal 2011 includes the impact of the NES business for the entire year as compared to fiscal 2010, which included the results of the NES business for only the period of December 19, 2009 through September 30, 2010. Gross margin increased to 43.1% for fiscal 2011 from 41.8% in fiscal 2010. The increase in gross margin is primarily due to a reduction in costs of our networking products, partially offset by pricing pressures impacting revenues.
AGS gross profit for fiscal 2011 and 2010 was $1,222 million and $1,119 million, respectively. AGS gross profit increased $103 million or 9% primarily due to an increase in revenues from professional services. The increase in AGS gross margin also included the incremental margin provided by the NES business for fiscal 2011 as compared to results for fiscal 2010, which included the results of the NES business for only the period of December 19, 2009 through September 30, 2010. AGS gross margin increased to 47.5% for fiscal 2011 from 45.4% for fiscal 2010. The change in gross margin is primarily attributable to the continued benefit from cost saving initiatives, which include the benefit of productivity improvements from reducing the workforce and relocating positions to lower cost geographies partially offset by the effects of the acquired NES business for the period December 19, 2009 through September 30, 2010. The acquired NES business historically experienced lower services margins prior to the acquisition. Accordingly, the acquisition of NES negatively impacts the gross margin percentage of AGS for the period presented.
Total gross profit for fiscal 2011 and 2010 included the effect of certain acquisition adjustments including the amortization of acquired technology intangibles and the amortization of the inventory step-up related to the acquisition of NES and the Merger.

Operating expenses

	Fiscal years ended September 30,
			Percentage of Revenue
Dollars in millions	2011	2010	2011	2010	Change
Selling, general and administrative	$1,845	$1,721	33.3%	34.0%	$124	7%
Research and development	461	407	8.3%	8.0%	54	13%
Amortization of intangible assets	226	218	4.1%	4.3%	8	4%
Restructuring and impairment charges, net	189	187	3.4%	3.7%	2	1%
Acquisition-related costs	5	20	0.1%	0.4%	(15)	(75)%
Total operating expenses	$2,726	$2,553	49.2%	50.4%	$173	7%
SG&A expenses for fiscal 2011 and 2010 were $1,845 million and $1,721 million, respectively, an increase of $124 million. The increase in expenses was due to incremental SG&A expenses incurred by the NES business for fiscal 2011 as compared to results for fiscal 2010, which included the results of the NES business for only the period of December 19, 2009 through September 30, 2010. In addition, the increases included unfavorable impacts of foreign currency, as well as higher costs under our employee incentive plans, which are driven by actual results versus established targets. These increases were partially offset by decreases in integration-related costs. Integration-related costs included in SG&A were $103 million and $154 million for fiscal 2011 and 2010, respectively. Integration-related costs primarily represent third-party consulting fees and other administrative costs associated with consolidating and coordinating the operations of Avaya and NES. These costs were incurred in connection with, among other things, the on-boarding of NES personnel, developing compatible IT systems and internal processes, and developing and implementing a strategic operating plan to enable a smooth transition with minimal disruption to NES customers. Such costs also include fees paid to certain Nortel-controlled entities for logistics and other support functions being performed on a temporary basis pursuant to a transition services agreement. SG&A also decreased as a result of the continued benefit from cost savings initiatives implemented in prior periods, which included exiting facilities and reducing the workforce and relocating positions to lower-cost geographies and the impact of our divestiture of AGC in August 2010. Until August 31, 2010 AGC was our majority-owned subsidiary and its SG&A expenses were included in our SG&A expenses.
R&D expenses for fiscal 2011 and 2010 were $461 million and $407 million, respectively, an increase of $54 million. The increase in R&D expenses was due to incremental R&D expenses from the acquired NES business for fiscal 2011 as compared to results for fiscal 2010, which included the results of the NES business for only the period of December 19, 2009 through September 30, 2010, as well as higher costs under our employee incentive programs. This increase was partially offset by reductions resulting from continued focus on cost saving initiatives and the re-prioritization of projects.
Amortization of intangible assets for fiscal 2011 and 2010 was $226 million and $218 million, respectively, an increase of $8 million.
Restructuring and impairment charges, net, for fiscal 2011 and 2010 were $189 million and $187 million, respectively, an increase of $2 million. During fiscal 2011 and 2010, we continued our focus on controlling costs. In response to the global economic climate and in anticipation of the acquisition of NES, we began implementing additional initiatives designed to streamline our operations, generate cost savings, and eliminate overlapping processes and expenses associated with the NES business. These initiatives include exiting facilities and reducing the workforce or relocating positions to lower cost geographies. Restructuring charges recorded during fiscal 2011 include employee separation costs of $153 million and lease obligations of $36 million. Employee separation charges for this period include $56 million associated with an agreement reached with the works council representing employees of certain of the Company’s German subsidiaries for the elimination of 210 employee positions. Severance and employment benefits payments associated with this action are expected to be paid through fiscal 2014, and include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. For fiscal 2011, lease obligations included in restructuring charges represent the remaining lease obligations associated with facilities vacated during the period primarily in Ireland and the U.S. Restructuring charges recorded during fiscal 2010 include employee separation costs of $147 million and lease obligations of $24 million and primarily include costs associated with involuntary employee severance actions in EMEA and the U.S. and facilities vacated during the period primarily in the U.S. and United Kingdom.
In addition, during fiscal 2010, we recorded an impairment charge of $16 million associated with certain technologies in the NES acquisition. Our acquisition of NES provided us with access to several proprietary technologies that previously were not available to Avaya. Some of these technologies, based on their functionality, overlapped with our pre-existing technologies. In order to realize synergies and reduce our expenditures on research and development and marketing, the number of technologies Avaya supports is being reduced. As a result, we identified certain technologies associated with our GCS products segment that are redundant to others that Avaya no longer aggressively develops and markets. The Company determined that no events or circumstances changed during fiscal 2011 that would indicate that any technologies were impaired.
Acquisition-related costs for fiscal 2011 and 2010 were $5 million and $20 million, respectively, a decrease of $15 million, and include third-party legal and other costs related to business acquisitions in fiscal 2011 and the acquisition of NES in fiscal 2010.
Operating Loss
Operating loss for fiscal 2011 was $94 million compared to $381 million for fiscal 2010.
Results for fiscal 2011 include the impact of the operating results associated with the NES business, which includes the effect of certain acquisition adjustments and the amortization of acquired technology and customer intangibles, for fiscal 2011 as compared to results for fiscal 2010, which included the results of the NES business for only the period of December 19, 2009 through September 30, 2010. In addition, for fiscal 2011, we incurred integration-related costs (included in SG&A and elsewhere) of $132 million and acquisition-related costs of $5 million, as described above. For fiscal 2010, we incurred integration-related costs (included in SG&A and elsewhere) of $208 million, acquisition-related costs of $20 million and an impairment of $16 million to our long-lived assets.
Our operating loss for fiscal 2011 and 2010 includes non-cash expenses for depreciation and amortization of $653 million and $691 and share-based compensation of $12 million and $19 million, respectively.
Interest Expense
Interest expense for fiscal 2011 and 2010 was $460 million and $487 million, which includes non-cash interest expense of $41 million and $105 million, respectively. Non-cash interest expense for fiscal 2011 includes (1) amortization of debt issuance costs, (2) accretion of debt discount attributable to our senior secured incremental term B-2 loans, which were issued in connection with the acquisition of NES, through February 11, 2011, the date on which those loans were repaid in full, and (3) accretion of debt discount attributable to our senior secured term B-3 loans, which were issued on February 11, 2011 as a result of the modification to certain provisions of the senior secured credit facility. Non-cash interest expense for fiscal 2010 includes (1) amortization of debt issuance costs, (2) accretion of debt discount attributable to our senior secured incremental term B-2 loans and (3) PIK interest, which we elected to finance through our senior unsecured PIK toggle notes for the period of May 1, 2009 through October 31, 2009 and November 1, 2009 through April 30, 2010.
Cash interest expense for fiscal 2011 increased as a result of (1) our election to pay cash interest on our senior unsecured PIK toggle notes for the periods of May 1, 2010 through October 31, 2010, November 1, 2010 through April 30, 2011, and May 1, 2011 through October 31, 2011, and (2) the amendment and restatement of the senior secured credit facility. The amendment and restatement of the senior secured credit facility permitted the extension of the maturity of a portion of the senior secured term B-1 loans representing outstanding principal amounts of $2.2 billion from October 26, 2014 to October 26, 2017 by converting such loans into a new tranche of senior secured B-3 loans that bear interest at a higher rate per annum than the senior secured term B-1 loans that they replaced. This increase was partially offset by decreased cash interest expense as a result of the expiration of certain interest rate swap contracts associated with our senior secured credit facility. See Note 9, “Financing Arrangements” to our audited consolidated financial statements for further details on the amendment and extension of the senior secured credit facility.
Loss on Extinguishment of Debt
In connection with the issuance of the senior secured notes and the payment in full of the senior secured incremental term B-2 loans, we recognized a loss on extinguishment of debt for fiscal 2011 of $246 million. The loss represents the difference between the reacquisition price of the senior secured incremental term B-2 loans (including $1 million of consent fees paid to the holders of the senior secured incremental term B-2 loans that consented to the amendment and restatement of the senior secured credit facility) and the carrying value of the senior secured incremental term B-2 loans (including unamortized debt discount and debt issue costs). See Note 9, “Financing Arrangements” to our audited consolidated financial statements for further details on the issuance of our senior secured notes and repayment of the senior secured incremental term B-2 loans.
Other Income, Net
Other income, net for fiscal 2011 and 2010 was $5 million and $15 million, respectively, a decrease of $10 million. For fiscal 2011 other income, net includes fees paid to third parties in connection with the modification of the senior secured term B-1 loan of $9 million offset by interest income and net foreign currency transaction gains. For fiscal 2010 other income, net includes interest income and a $7 million gain on our divestiture of AGC.
Provision for Income Taxes
The provision for income taxes was $68 million and $18 million for fiscal 2011 and 2010, respectively. The effective tax rate for fiscal 2011 and 2010 was 8.5% and 2.1%, respectively, and differs from the U.S. Federal tax rate primarily due to the effect of taxable income in non-U.S. jurisdictions and the valuation allowance principally established against our U.S. deferred tax assets. Additionally, the tax provision for fiscal 2011 includes an $8 million benefit for the reversal of a valuation allowance related to NOLs, which are now expected to be utilized by a non-U.S. entity and a $5 million benefit for a reduction in unrecognized tax benefits due to reduction of uncertain tax positions plus the reversal of interest in the amount of $3 million. The tax benefit for fiscal 2010 includes a $10 million reduction in our unrecognized tax benefits due to the settlement of a tax issue plus the reversal of interest in the amount of $5 million.
See Note 12, "Income Taxes" to our audited consolidated financial statements for further details and a reconciliation of the Company's loss before income taxes at the U.S. Federal statutory rate to the provision for income taxes.
Liquidity and Capital Resources
We expect our existing cash balance, cash generated by operations and borrowings available under our credit facilities to be our primary sources of short-term liquidity. Based on our current level of operations, we believe these sources will be adequate to meet our liquidity needs for at least the next twelve months. As part of our analysis, we have assessed the implications of the recent financial events on our current business and determined that these market conditions have not resulted in an inability to meet our obligations as they come due in the ordinary course of business and have not had a significant impact on our liquidity as of September 30, 2012. However, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facilities in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs.
Sources and Uses of Cash
The following table provides the condensed statements of cash flows for the periods indicated:

	Fiscal years ended September 30,
In millions	2012	2011	2010
Net cash (used for) provided by:
Net loss	$(344)	$(863)	$(871)
Adjustments to reconcile net loss to net cash used for operating activities	610	637	880
Changes in operating assets and liabilities	(222)	(74)	33
Operating activities	44	(300)	42
Investing activities	(271)	(101)	(864)
Financing activities	157	228	853
Effect of exchange rate changes on cash and cash equivalents	7	(6)	(19)
Net (decrease) increase in cash and cash equivalents	(63)	(179)	12
Cash and cash equivalents at beginning of year	400	579	567
Cash and cash equivalents at end of year	$337	$400	$579
Operating Activities
Cash provided by (used for) operations was $44 million, ($300) million, and $42 million for fiscal 2012, 2011 and 2010, respectively. In fiscal 2011, cash used for operations included $291 million in payments associated with the refinancing of our incremental term B-2 loans. In connection with this refinancing the Company recognized a $241 million cash loss on the extinguishment of debt (excluding $5 million of non-cash charges for debt issuance costs) and paid $50 million of amortized discount. See Note 9, “Financing Arrangements” to our audited consolidated financial statements for further details on the issuance of our senior secured notes and repayment of our senior secured incremental term B-2 loans.
Adjustments to reconcile net loss to net cash provided by (used for) operations for fiscal 2012, 2011 and 2010 were $610 million, $637 million, and $880 million, and consisted of depreciation and amortization of $564 million, $653 million, and $691 million, unrealized loss (gain) on foreign currency exchange of $29 million, ($38) million, and $41 million, non-cash interest expense of $22 million, $41 million and $105 million and share based compensation of $8 million, $12 million, and $19 million, respectively. In addition to these adjustments, as discussed above we paid $50 million of amortized discount in connection with the repayment of our incremental B-2 loans in fiscal 2011.
Cash provided by (used for) changes in operating assets and liabilities for fiscal 2012, 2011 and 2010 were ($222) million, ($74) million, and $33 million, respectively.
In fiscal 2012 the decrease in net cash associated with the changes in our operating assets and liabilities was predominantly driven by payments associated with our business restructuring reserves established in prior years, reductions in the Company's accounts payable and deferred revenue balances and payment of previously established employee payroll and benefit obligations, the most significant of which were payments under our pension and employee incentive plans. These decreases were partially offset by a decrease in inventory levels.
In fiscal 2011 the decrease in net cash associated with the changes in our operating assets and liabilities was predominantly driven by a decrease in foreign exchange contracts due to settlement and changes in foreign currency exchange rates associated with these contracts, an increase in inventory and a decrease in payroll and benefit obligations. These decreases in operating assets and liabilities were partially offset by the increase in accrued interest as a result of the issuance of the senior secured notes and repayment of the senior secured incremental term B-2 loans, which resulted in a change in the timing of when our interest payments are due. The decreases in operating asset and liabilities were also partially offset by efforts to closely manage the timing of our payments to vendors, improvements in the collections of accounts receivable and the effects of non-cash business restructuring reserves net of cash payments against our reserves.
In fiscal 2010 the increase in net cash associated with the changes in our operating assets and liabilities was predominantly due to increases in accounts payable and deferred revenues partially offset by increases in accounts receivable and deferred costs and payments made in connection with our restructuring activities.
Investing Activities
Net cash used for investing activities for fiscal 2012, 2011 and 2010 was $271 million, $101 million, and $864 million, and consisted primarily of cash used for the acquisition of businesses of $212 million, $16 million and $805 million, capital expenditures of $92 million, $83 million and $79 million and payments to develop capitalized software of $35 million, $42 million and $43 million, respectively. Cash used for the acquisition of businesses in fiscal 2012 includes $208 million of payments (net of cash acquired of $22 million) related to our acquisition of Radvision. Cash for the acquisition of businesses in fiscal 2010 includes payments in connection with the acquisition of NES of $800 million (net of cash acquired of $38 million, the application of the $100 million good-faith deposit made in fiscal 2009 and the return of funds held in escrow of $5 million). In fiscal 2012 the cash used for investing activities was partially offset by $74 million of cash proceeds from the sale of investments primarily related to marketable securities acquired in the acquisition of Radvision. In fiscal 2010, cash used for investing activities was partially offset by $32 million in net proceeds received from the divestiture of our 59.13% ownership in AGC (net of cash sold of $13 million) and $18 million in proceeds from the liquidation of auction rate securities acquired in connection with the acquisition of NES.
Financing Activities
Net cash provided by financing activities for fiscal 2012, 2011 and 2010 was $157 million, $228 million, and $853 million, respectively, and primarily included proceeds from our financing agreements (net of repayments), capital contributions received from Parent and payments for debt issuance and modification costs.
In fiscal 2012 net cash provided by financing activities included a capital contribution from Parent in the amount of $196 million from the Parent's issuance of Series B preferred stock and warrants to purchase common stock of Parent and $60 million borrowed by the Company under its senior secured asset-based credit facility. The capital contribution from Parent and the amounts borrowed under our senior secured asset-based credit facility were used to finance, in part, the acquisition of Radvision. Following the completion of the acquisition, all amounts borrowed under the senior secured asset-based credit facility were repaid in full.
In fiscal 2011 net cash provided by financing activities included proceeds of $967 million from the issuance of $1,009 million of senior secured notes net of $42 million of cash paid for debt issuance and debt modification costs. The proceeds from the issuance of the senior secured notes were used, to repay in full the Company's senior secured incremental term B-2 loans which had a discounted carrying value of $696 million. In addition to the discounted carrying value of $696 million, the total payment of $987 million included $241 million of unamortized loan discount recognized as a cash loss on extinguishment of debt (excluding $5 million of non-cash charges for debt issuance costs) and $50 million of amortized loan discount as discussed in Sources and Uses of Cash - Operating Activities above. See Note 9, “Financing Arrangements” to our audited consolidated financial statements for further details on the issuance of our senior secured notes and repayment of our senior secured incremental term B-2 loans.
In fiscal 2010 net cash provided by financing activities included net proceeds of $783 million from the issuance of senior secured incremental term B-2 loans with detachable warrants to purchase 61.5 million shares of the Parent's common stock and a capital contribution to Avaya from Parent in the amount of $125 million. The net proceeds of the senior secured incremental term B-2 loans and the capital contribution were used to finance, in part, the acquisition of NES.
Net cash provided by financing activities was partially offset by the scheduled repayments of our long-term debt of $37 million, $42 million and $48 million in fiscal 2012, 2011 and 2010, respectively.

Contractual Obligations and Sources of Liquidity
Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2012:

	Payments due by period
In millions	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations (1)	$24	$3	$8	$7	$6
Operating lease obligations (2)	499	101	153	108	137
Purchase obligations with contract manufacturers and suppliers (3)	61	61	—	—	—
Other purchase obligations (4)	114	40	66	8	—
Senior secured term B-1 loans (5)	1,434	15	1,419	—	—
Senior secured term B-3 loans (5)	2,152	23	46	46	2,037
Senior secured notes (6)	1,009	—	—	—	1,009
9.75% senior unsecured notes due 2015 (7)	700	—	—	700	—
10.125%/10.875% senior PIK toggle unsecured notes due 2015 (7)	834	—	15	819	—
Interest payments due on long-term debt (8)	1,734	389	717	464	164
Pension benefit obligations (9)	178	178	—	—	—
Total	$8,739	$810	$2,424	$2,152	$3,353

(1)	The payments due for capital lease obligations do not include future payments for interest.

(2)	Contractual obligations for operating leases include $64 million of future minimum lease payments that have been accrued for in accordance with GAAP pertaining to restructuring and exit activities.

(3)
We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and to help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to produce and procure inventory based upon forecasted requirements provided by us. If we do not meet these specified purchase commitments, we could be required to purchase the inventory. See Note 17, “Commitments and Contingencies,” to our audited consolidated financial statements for further details on our purchase commitments.

(4)
Other purchase obligations represent an estimate of contractual obligations in the ordinary course of business, other than commitments with contract manufacturers and suppliers, for which we have not received the goods or services as of September 30, 2012. Although contractual obligations are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(5)
The contractual cash obligations for the senior secured credit facility represent the minimum principal payments owed per year. The contractual cash obligations do not reflect a potential springing of the term B-3 loans to July 26, 2015 (as described in Note 9, "Financing Arrangements" to our audited consolidated financial statements) or any contingent mandatory annual principal repayments that may be required to be made upon us achieving certain excess cash flow targets, as defined in our senior secured credit facility.

On October 29, 2012, we completed a debt refinancing that deferred the maturity of $135 million of senior secured term B-1 loans from October 26, 2014 to October 26, 2017 by converting such loans into a new tranche of senior secured term B-4 loans. See Note 20, "Subsequent Event" to our audited consolidated financial statements for further details on this refinancing arrangement.

(6)	The contract obligations for the senior secured notes, which mature on April 1, 2019, represent principal payments only.

(7)
The contractual cash obligations for the 9.75% senior unsecured notes due 2015 and 10.125%/10.875% senior PIK toggle unsecured notes due 2015 (see Note 9, “Financing Arrangements,” to our audited consolidated financial statements) represent principal payments only.

(8)
The contractual cash obligations for interest payments represent the related interest payments on long-term debt and the contractual obligations associated with the related interest rate swaps which hedge approximately 50% of the floating rate interest risk associated with the senior secured credit facility. The interest payments for the senior secured term B-1 loans and senior secured term B-3 loans were calculated by applying an applicable margin to a projected 3-month LIBOR rate. The interest payments were calculated using a 7% rate for the senior secured notes. The interest payments were calculated using a 9.75% and 10.125% rate for the cash-pay notes and PIK toggle notes, respectively.

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

Additionally, as of September 30, 2012, the Company had gross unrecognized tax benefits of $248 million. Also, included in non-current liabilities is $9 million relating to audits by state and local and foreign taxing authorities for the periods prior to the Company’s separation from Lucent Technologies Inc. (now Alcatel-Lucent) pursuant to the Tax Sharing Agreement between the Company and Lucent. Further, an additional $37 million for gross interest and penalties relating to these amounts had been classified as non-current liabilities. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.
On October 29, 2012, we completed a debt refinancing that effectively deferred the maturity of $135 million of senior secured term B-1 loans from October 26, 2014 to October 26, 2017 by converting such loans into a new tranche of senior secured term B-4 loans and increased the applicable interest for the new tranche of senior secured term B-4 loans. See Note 20, "Subsequent Event" to our audited consolidated financial statements.
Our primary future cash requirements will be to fund working capital, debt service, capital expenditures, restructuring payments and benefit obligations. In addition, we may use cash in the future to make strategic acquisitions.
In addition to our working capital requirements, we expect our primary cash requirements for fiscal 2013 to be as follows:

•	Debt service—We expect to make payments of approximately $431 million during fiscal 2013 for principal and interest associated with long-term debt, as refinanced.

•
Restructuring payments—We expect to make payments of approximately $84 million during fiscal 2013 for employee separation costs and lease termination obligations associated with restructuring actions we have taken through September 30, 2012.

•	Capital expenditures—We expect to spend approximately $126 million for capital expenditures and capitalized software development costs during fiscal 2013.

•
Benefit obligations—We estimate we will make payments under our pension and postretirement obligations totaling $185 million during fiscal 2013. These payments include: $102 million to satisfy the minimum statutory funding requirements of our U.S. qualified pension plans, $7 million of payments under our U.S. benefit plans that are not pre-funded, $27 million under our non-U.S. benefit plans that are predominately not pre-funded and $49 million under our U.S. retiree medical benefit plan that is not pre-funded. See discussion in Note 13, “Benefit Obligations,” to our audited consolidated financial statements for further details of our benefit obligations.

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
Future Sources of Liquidity
We expect our existing cash balance, cash generated by operations and borrowings available under our credit facilities to be our primary sources of short-term liquidity. We expect that revenues from higher margin products and services and continued focus on accounts receivable, inventory management and cost containment will enable us to generate positive net cash from operating activities. Further, we continue to focus on cost reductions and have initiated restructuring plans during fiscal 2012 designed to reduce overhead and provide cash savings. The Company currently has two revolving credit facilities providing for borrowings of up to an aggregate of $535 million subject to certain contractual limitations. Our senior secured multi-currency asset-based revolving credit facility provides senior secured revolving financing of up to $335 million, subject to availability under a borrowing base which, at any time, equals the sum of 85% of eligible accounts receivable plus 85% of the net orderly liquidation value of eligible inventory, subject to certain reserves and other adjustments. In addition, although the senior secured multi-currency asset-based revolving credit facility does not require us to comply with any financial ratio maintenance covenants, if we have Excess Availability under the facility of less than $33.5 million at any time, we will not be permitted to borrow any additional amounts thereunder unless our pro forma Consolidated Fixed Charge Coverage Ratio (each such term as defined in the credit agreement governing the facility) is at least 1.0 to 1.0. At September 30, 2012 there were no borrowings under the facility, however there were letters of credit issued in the ordinary course of business which reduce the amount of borrowings available. Based on the borrowing base as calculated at September 30, 2012, the remaining availability under the facility was $258 million which is net of $77 million in issued letters of credit. We also have a senior secured multi-currency revolver, which allows for borrowings of up to $200 million. At September 30, 2012, there were no amounts outstanding under the senior secured multi-currency revolver and the $200 million was available in full. Both revolving credit facilities include other customary conditions that, if not complied with, could restrict our availability to borrow.
On August 8, 2011, the Company amended the terms of the multi-currency revolvers available under its senior secured credit facility and its senior secured multi-currency asset-based revolving credit facility to extend the final maturity of each from October 26, 2013 to October 26, 2016. All other terms and conditions of the senior secured credit facility and the senior secured multi-currency asset-based revolving credit facility remained unchanged. For more information on the revolving credit facilities, the restrictions on borrowing thereunder, and amendments entered into in October 2012 see Note 9, “Financing Arrangements” and Note 20, "Subsequent Event," to our audited consolidated financial statements.
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
During the fourth quarter of fiscal 2012, the Company changed its indefinite reinvestment of undistributed foreign earnings assertion with respect to its non-U.S. subsidiaries. This change in assertion reflects the Company's intention and ability to maintain flexibility with respect to sourcing of funds from non-U.S. locations.
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
Based on past performance and current expectations, we believe that our existing cash and cash equivalents of $337 million as of September 30, 2012 and future cash provided by operating activities will be sufficient to meet our future cash requirements described above for at least the next twelve months. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
Uncertainties Regarding Our Liquidity
We believe the following uncertainties exist regarding our liquidity:

•
Revenues—Our ability to generate net cash from operating activities has been a primary source of our liquidity. If our revenues and gross profits were to decline significantly during this economic downturn and challenging market conditions, particularly in the U.S. and Europe, our ability to generate net cash from operating activities in a sufficient amount to meet our cash needs could be adversely affected. Furthermore, our net cash provided by operating activities may be insufficient if we face unanticipated cash needs such as the funding of a future acquisition or other capital investment.

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

Debt Ratings
As of September 30, 2012, we had a long-term corporate family rating of B3 with a negative outlook from Moody’s and a corporate credit rating of B- with a stable outlook from Standard & Poor’s. Although a change in debt rating would have no impact on our existing borrowing arrangements, our ability to obtain additional external financing and the related cost of borrowing may be affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies.
Debt Service Obligations
As a result of the Merger and the acquisition of NES, our level of indebtedness increased. As of September 30, 2012, principal payments due under our indebtedness were $6,129 million, excluding capital lease obligations of $24 million. Our interest expense for fiscal 2012, 2011, and 2010 was $431 million, $460 million and $487 million, respectively, and includes $22 million, $41 million and $105 million of non-cash interest expense, respectively.
Our leverage requires that a substantial portion of our cash flows from operations be dedicated to the payment of principal and interest on our indebtedness.
We continually monitor our exposure to the risk of increased interest rates as portions of our borrowings under our credit facilities are at variable rates of interest. We use interest rate swap agreements to manage the amount of our floating rate debt to the extent we deem appropriate. At September 30, 2012 the outstanding notional amount of these swap agreements was $1.8 billion.
For the periods May 1, 2009 through October 31, 2009 and November 1, 2009 through April 30, 2010, the Company elected to pay interest in kind on its senior unsecured PIK toggle notes. As a result, payment in kind interest of $41 million and $43 million was added to the principal amount of the notes effective November 1, 2009 and May 1, 2010, respectively, and will be payable when the notes become due. For the interest periods of May 1, 2010 to October 31, 2011, the Company made such payments in cash interest. Under the terms of the debt agreements, after November 1, 2011, the Company is required to make all interest payments on the senior unsecured PIK toggle notes entirely in cash. The Company has made all scheduled payments timely under the senior secured credit facility, the indenture governing its senior secured notes, and the indenture governing its senior unsecured notes.
Strategic Uses of Cash and Cash Equivalents
As further discussed in “Liquidity and Capital Resources,” our cash and cash equivalents decreased by $63 million to $337 million at September 30, 2012 from $400 million at September 30, 2011.
Our cash and cash equivalents balance at September 30, 2011 and 2010 was $400 million and $579 million, respectively, a decrease of $179 million. Cash and cash equivalents at September 30, 2011 and September 30, 2010 do not include restricted cash of $1 million and $28 million, respectively. The restricted cash balance at September 30, 2010 related primarily to the securing of a standby letter of credit related to a facility lease in Germany, which was classified as other non-current assets, and was secured by a letter of credit issued under Avaya Inc.’s senior secured multi-currency asset-based revolving credit facility as of September 30, 2011.
Credit Facilities
In connection with the Merger on October 26, 2007, the Company entered into borrowing arrangements with several financial institutions, certain of which arrangements were amended December 18, 2009 in connection with the acquisition of NES and amended on February 11, 2011 in connection with the refinancing. Long-term debt under our borrowing arrangements includes a senior secured credit facility consisting of term loans and a revolving credit facility, a senior secured multi-currency asset based revolving credit facility, senior secured notes and senior unsecured notes. On August 8, 2011, the Company amended the terms of the multi-currency revolvers available under its senior secured credit facility and its senior secured multi-currency asset-based revolving credit facility to extend the final maturity of each from October 26, 2013 to October 26, 2016. All other terms and conditions of the senior secured credit facility and the senior secured multi-currency asset-based revolving credit facility remained unchanged. We are not in default under the senior secured credit facility, the indentures governing our notes or our senior secured multi-currency asset-based revolving credit facility. See Note 9, “Financing Arrangements” and Note 20, "Subsequent Event," to our audited consolidated financial statements for further details, including information regarding amendments to our credit facilities that were entered into in October 2012.
Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements
We are party to several types of agreements, including surety bonds, purchase commitments, product financing arrangements and performance guarantees, which are fully discussed in Note 17, “Commitments and Contingencies,” to our audited consolidated financial statements.
Legal Proceedings and Environmental, Health and Safety Matters
We are subject to certain legal proceedings, which are fully discussed in Note 17, “Commitments and Contingencies” to our audited consolidated financial statements.
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
EBITDA and Adjusted EBITDA have limitations as analytical tools. Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we consider not to be indicative of our ongoing operations. In particular, based on our debt agreements the definition of Adjusted EBITDA allows us to add back certain non-cash charges that are deducted in calculating net income (loss). Our debt agreements also allow us to add back restructuring charges, Sponsor monitoring fees and other specific cash costs and expenses as defined in the agreements and that portion of our pension costs, other post-employment benefit costs, and non-retirement post-employment benefit costs representing the amortization of pension service costs and actuarial gain or loss associated with these employment benefits. However, these are expenses that may recur, may vary and are difficult to predict. Further, our debt agreements require that Adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.

The unaudited reconciliation of net loss, which is a GAAP measure, to EBITDA and Adjusted EBITDA is presented below:

	Fiscal years ended September 30,
In millions	2012	2011	2010
Net loss	$(344)	$(863)	$(871)
Interest expense	431	460	487
Interest income	(3)	(5)	(5)
Income tax expense	8	68	18
Depreciation and amortization	564	653	691
EBITDA	656	313	320
Impact of purchase accounting adjustments (a)	3	—	5
Restructuring charges, net	142	189	171
Sponsors’ fees (b)	7	7	7
Acquisition-related costs (c)	4	5	20
Integration-related costs (d)	19	132	208
Debt registration fees	—	—	1
Loss on extinguishment of debt (e)	—	246	—
Third-party fees expensed in connection with the debt modification (f)	—	9	—
Strategic initiative costs (g)	—	—	6
Non-cash share-based compensation	8	12	19
Write-down of assets held for sale to net realizable value	5	1	—
Loss (gain) on investments and sale of long-lived assets, net	3	1	(4)
Impairment of long-lived assets	6	—	16
Reversal of contingent liability related to acquisition	(1)	—	—
Net income of unrestricted subsidiaries, net of dividends received	—	—	(6)
Loss (gain) on foreign currency transactions	21	(12)	1
Pension/OPEB/nonretirement postemployment benefits and long-term disability costs (h)	98	68	31
Adjusted EBITDA	$971	$971	$795

(a)
For fiscal 2012, 2011 and 2010, represents adjustments to eliminate the impact of certain purchase accounting adjustments recorded as a result of certain acquisitions including Radvision, NES, and other acquisitions and the Merger, including the recognition of the amortization of business partner commissions, which were eliminated in purchase accounting, the recognition of revenue and costs that were deferred in prior periods and eliminated in purchase accounting and the elimination of the impact of estimated fair value adjustments for certain assets and liabilities, such as inventory.

(b)
Sponsors’ fees represent monitoring fees payable to affiliates of the Sponsors pursuant to a management services agreement entered into at the time of the Merger. See Item 13, “Certain Relationships and Related Transactions and Director Independence.”

(c)	Acquisition-related costs include legal and other costs related to Radvision, NES and other acquisitions.

(d)
Integration-related costs primarily represent third-party consulting fees and other administrative costs associated with consolidating and coordinating the operations of Avaya with Radvision and NES. In fiscal 2012, the costs associated with Radvision primarily relate to consolidating and coordinating the operations of Avaya and Radvision and the costs associated with NES, primarily related to developing compatible IT systems and internal processes. In fiscal 2011, integration costs were incurred in connection with, among other things, the on-boarding of NES personnel, developing compatible IT systems and internal processes and developing and implementing a strategic operating plan to help enable a smooth transition with minimal disruption to NES customers. Integration-related costs also include fees paid to certain Nortel-controlled entities for logistics and other support functions being performed on a temporary basis pursuant to a transition services agreement.

(e)
Loss on extinguishment of debt represents the loss recognized in connection with the payment in full of the senior secured incremental term B-2 loans. The loss is based on the difference between the reacquisition price and the carrying value of the senior secured incremental term B-2 loans. See Note 9, “Financing Arrangements,” to our audited consolidated financial statements.

(f)
The third-party fees expensed in connection with debt modification represent fees paid to third parties in connection with the modification of the senior secured credit facility. See Note 9, “Financing Arrangements,” to our audited consolidated financial statements.

(g)	Strategic initiative costs represent consulting fees in connection with management’s cost-savings actions, which commenced subsequent to the Merger.

(h)
Represents that portion of our pension costs, other post-employment benefit costs and non-retirement post-employment benefit costs representing the amortization of prior service costs and net actuarial gains/losses associated with these employment benefits. For fiscal 2012 and 2011, the amounts include a curtailment charge of $5 million associated with workforce reduction in Germany and the U.S. and $7 million associated with workforce reductions in Germany, respectively.

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
Revenue Recognition
The Company derives revenue primarily from the sale of products, software, and services for communications systems and applications. The Company’s products are sold directly through its worldwide sales force and indirectly through its global network of distributors, dealers, value-added resellers and systems integrators. Services includes (i) supplemental maintenance service, including services provided under contracts to monitor and optimize customers’ communications network performance; (ii) professional services for implementation and integration of converged voice and data networks, network security and unified communications; and (iii) operations, or managed services. Maintenance contracts have terms that range from one to five years. Contracts for professional services typically have terms that range from four to six weeks for standard solutions and from six months to one year for customized solutions. Contracts for operations services have terms that range from one to seven years.
In accordance with GAAP, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. For arrangements that require acceptance of the product, system, or solution as specified by the customer, revenue is deferred until the acceptance criteria have been met.
The Company’s indirect sales to channel partners are generally recognized at the time of shipment if all contractual obligations have been satisfied. The Company accrues a provision for estimated sales returns and other allowances, including promotional marketing programs and other incentives as a reduction of revenue at time of sale. When estimating returns, the Company considers customary inventory levels held by distributors.
Multiple deliverable arrangements beginning in fiscal 2011
In October 2009, the Financial Accounting Standards Board (“FASB”) amended the software revenue recognition guidance to remove from its scope tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. The FASB also amended the guidance for multiple deliverable revenue arrangements to: (i) provide updated guidance on how the deliverables in an arrangement should be separated and how the consideration should be allocated; and (ii) change the term “fair value” to “selling price” and require an entity to allocate revenue using the estimated selling prices of the deliverables when a vendor does not have vendor-specific or third-party evidence of selling price. The Company adopted the new guidance on a prospective basis as of the beginning of fiscal 2011 for revenue arrangements entered into or materially modified on or after October 1, 2010.
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
The Company enters into multiple deliverable arrangements, which may include various combinations of products, software and services. Most product and service deliverables qualify as separate units of accounting and can be sold on a standalone basis. A deliverable constitutes a separate unit of accounting when it has standalone value and, where return rights exist, delivery or performance of the undelivered items is considered probable and substantially within the Company’s control. When the Company sells products with implementation services, they are generally combined as one or more units of accounting, depending on the nature of the services and the customer's acceptance requirements.
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
Once the Company allocates revenue to each deliverable, the Company recognizes revenue in accordance with its policies when all revenue recognition criteria are met. Products revenue is generally recognized upon delivery and maintenance and operations services revenue is generally recognized ratably over the period during which the services are performed. However, revenue for professional services arrangements is generally recognized upon completion of performance and revenue for arrangements that require acceptance of the product, system, or solution, is recognized when the acceptance criteria have been met.
Standalone or subsequent sales of software or software-related items are recognized in accordance with the software revenue recognition guidance. For multiple deliverable arrangements that only include software items, the Company generally uses the residual method to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered items equals the total arrangement consideration, less the fair value of the undelivered items. Where vendor-specific objective evidence for the undelivered items cannot be determined, the Company defers revenue until all items are delivered and services have been performed, or until such evidence of fair value can be determined for the undelivered items.
Multiple deliverable arrangements in fiscal 2010 and prior
Prior to fiscal 2011, a multiple deliverable arrangement is separated into more than one unit of accounting if all of the following criteria are met: (i) the delivered item(s) has value to the customer on a standalone basis; (ii) there is objective and reliable evidence of the fair value of the undelivered item(s); and (iii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially within the control of the Company. If these criteria are not met, the delivered items are combined with the undelivered items to form a single unit of accounting and revenue is recognized on either a straight-line basis over the services period or deferred until the earlier of when such criteria are met or when the last item is delivered.
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
Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized. Additionally, the accounting for income taxes requires the Company to evaluate and make an assertion as to whether undistributed foreign earnings will be indefinitely reinvested or repatriated. As discussed more fully in Note 12, "Income Taxes" to our audited consolidated financial statements at September 30, 2012, the Company changed its indefinite reinvestment of undistributed foreign earnings assertion.
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
Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provision and accruals. We adjust these reserves in light of changing facts and circumstances.
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
At September 30, 2012 the Company performed its annual goodwill impairment test and determined that the respective book values of the Company’s reporting units did not exceed their estimated fair values and that it was not necessary to record impairment charges. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test the Company applied a hypothetical 10% decrease to the fair value of each reporting unit. This hypothetical 10% decrease in the fair value of each reporting unit at September 30, 2012 indicated that only one reporting unit, with goodwill of $133 million, would fail step one of the goodwill impairment test. Based on our goodwill impairment assessment performed as of September 30, 2012, we determined that no other reporting unit was at risk for failing step one of the goodwill impairment test.
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
Pension and Postretirement Benefit Obligations
The Company sponsors non-contributory defined benefit pension plans covering a portion of its U.S. employees and retirees, and postretirement benefit plans covering a portion of its U.S. retirees that include healthcare benefits and life insurance coverage. Certain non-U.S. operations have various retirement benefit programs covering substantially all of their employees. Some of these programs are considered to be defined benefit pension plans for accounting purposes.
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
The discount rate is subject to change each year, consistent with changes in rates of return on high-quality fixed-income investments currently available and expected to be available during the expected benefit payment period. As of September 30, 2012, the Company selects the assumed discount rate for its U.S. pension and postretirement plans by applying the rates from the AonHewitt AA Only and AonHewitt AA Only Above Median yield curves to the expected benefit payment streams and develops a rate at which it is believed the benefit obligations could be effectively settled. Previously, the Company applied rates from the Citigroup Pension Discount Curve and the Citigroup Above Median Pension Discount Curve. The Company follows a similar process for its non-U.S. pension plans by applying the published iBoxx indices. Based on the published rates as of September 30, 2012, the Company used a weighted average discount rate of 3.94% for the U.S. pension plans, 3.61% for the non-U.S. pension plans, and 3.81% for the postretirement plans. For the U.S. pension plans, non-U.S. pension plans, and the postretirement plans, every one-percentage-point increase or decrease in the discount rate reduces or increases our benefit obligation by $449 million, $98 million, and $65 million, respectively.

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
Commitments and Contingencies
In the ordinary course of business we are subject to legal proceedings related to environmental, product, employment, intellectual property, licensing and other matters. In addition, we are subject to indemnification and liability sharing claims by Lucent Technologies Inc. (now Alcatel-Lucent) under the terms of the Contribution and Distribution Agreement. In order to determine the amount of reserves required, we assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required for these contingencies is made after analysis of each individual issue. The estimates of required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy. Assessing the adequacy of any reserve for matters for which we may have to indemnify Alcatel-Lucent is especially difficult, as we do not control the defense of those matters and have limited information. In addition, estimates are made for our repurchase obligations related to products sold to various distributors who obtain financing from certain third party lending institutions, as described in Note 17, “Commitments and Contingencies” to our audited consolidated financial statements.
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

Fair Value Measures
In May 2011, the FASB issued revised guidance which is intended to achieve common fair value measurement and disclosure guidance in GAAP and International Financial Reporting Standards. The majority of the changes represent a clarification to existing GAAP. Additionally, the revised guidance includes expanded disclosure requirements. This accounting guidance became effective for the Company beginning in the second quarter of fiscal 2012 and did not have a material impact on the Company’s consolidated financial statements or financial statement disclosures.
Multiemployer Pension Plan Disclosures
In September 2011, the FASB issued revised guidance which requires additional disclosure about an employer’s participation in a multiemployer pension plan. The accounting guidance became effective for the Company as of September 30, 2012 and is applied retrospectively for all prior periods presented. The adoption of this accounting guidance did not have a material impact on the Company’s financial statement disclosures.
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
In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment. As a result of the guidance, an entity will be allowed to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An entity will not be required to perform the quantitative impairment test unless the entity determines, based on a qualitative assessment, that it is more likely than not that the indefinite-lived asset is impaired. The accounting guidance is effective for the Company beginning in fiscal 2013. This accounting guidance is not expected to have a material impact on the consolidated financial statements or financial statement disclosures.
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

•
our strategy for worldwide growth, including our ability to develop and sell advanced communications products and services, including unified communications, networking solutions and contact center solutions;

•	the strength of our current intellectual property portfolio and our intention to obtain patents and other intellectual property rights used in connection with our business;

•	our anticipated competition as the business collaboration market evolves;

•	the product sales to be generated by our backlog;

•	our future cash requirements, including our primary cash requirements for the period October 1, 2012 through September 30, 2013;

•	the intention to use the net proceeds of any initial public offering conducted by Parent, among other things, to repay a portion of our existing indebtedness;

•	our future sources of liquidity, including any future refinancing of our existing debt or issuance of additional securities;

•	the uncertainties regarding our liquidity, including our ability to generate revenue, reduce costs, make future acquisitions and defend against litigation;

•	the impact of new accounting pronouncements; and

•	our expectations regarding the impact of legal proceedings, including antitrust, intellectual property or employment litigation.
Many factors could cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	our ability to develop and sell advanced communications products and services, including unified communications, networking solutions and contact center solutions;

•	our reliance on our indirect sales channel;

•	economic conditions and the willingness of enterprises to make capital investments;

•	the market for our products and services, including unified communications solutions;

•	our ability to remain competitive in the markets we serve;

•	the ability to retain and attract key employees;

•	our degree of leverage and its effect on our ability to raise additional capital and to react to changes in the economy or our industry;

•	our ability to integrate acquired businesses, such as Radvision;

•	our ability to successfully transition toward or integrate the products of acquired businesses into our portfolio;

•	our ability to manage our supply chain and logistics functions;

•	liquidity and our access to capital markets;

•	the ability to protect our intellectual property and avoid claims of infringement;

•	our ability to maintain adequate security over our information systems;

•	environmental, health and safety laws, regulations, costs and other liabilities;

•	climate change risks;

•	an adverse result in any significant litigation, including antitrust, intellectual property or employment litigation;

•	risks relating to the transaction of business internationally; and

•	pension and post-retirement healthcare and life insurance liabilities.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Transactions
Recorded Transactions—We utilize foreign currency forward contracts primarily to manage short-term exchange rate exposures on certain receivables, payables and loans residing on foreign subsidiaries’ books, which are denominated in currencies other than the subsidiary’s functional currency. For fiscal 2012, 2011, and 2010, the changes in the fair value of the foreign currency forward contracts were substantially offset by changes resulting from the revaluation of the hedged items.
The fair value of foreign currency forward contracts is sensitive to changes in currency exchange rates. A 10% upward shift in the value of the foreign currencies that we trade against from the prevailing market rates would have had a negative impact of $6 million, $9 million, and $3 million for fiscal 2012, 2011, and 2010, respectively. A 10% downward shift in the value of the foreign currencies that we trade against from the prevailing market rates would have had a positive impact of $11 million and $9 million, and a negative impact of $28 million for fiscal 2012, 2011 and 2010, respectively.
Forecasted Transactions—From time to time, we use foreign currency forward contracts to offset certain forecasted foreign currency transactions primarily related to the purchase or sale of product expected to occur during the ensuing twelve months. The change in the fair value of foreign currency forward contracts is recognized as other income or expense in the period in which the exchange rates change. For fiscal 2012, 2011, and 2010, these gains and losses were not material to our results of operations.
Interest Rate Risk
The Company uses interest rate swaps to manage the amount of its floating rate debt in order to reduce its exposure to variable rate interest payments associated with the senior secured credit facility. At September 30, 2012 the outstanding notional amount of these swap agreements was $1.8 billion. Subsequent to September 30, 2012, we chose to let one swap agreement with an aggregate notional amount of $0.3 billion expire pursuant to its terms. The remaining outstanding swap agreements with notional amounts aggregating $1.5 billion expire in August 2013. The Company pays the counterparty fixed interest payments for the term of the swap, and receives variable interest payments based on three-month LIBOR from the counterparties. The net receipt or payment from the interest rate swap agreements is included in interest expense and is paid on or about the 26th day of each February, May, August and November. As of September 30, 2012, a 0.125% change in interest rates would result in a change in our annual interest expense of $2 million. Upon the expiration of one of our interest rate swap agreements in November 2012, a 0.125% change in interest rates would have resulted in a change in our annual interest expense of $3 million.
See Note 10, “Derivatives and Other Financial Instruments,” to our audited consolidated financial statements for further details related to these interest rate swap agreements.

Item 8.	Financial Statements and Supplementary Data
AVAYA INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Avaya Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' deficiency and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Avaya Inc. and its subsidiaries at September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2012 and 2011). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue recognition in 2011.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As described in Management's Report on Internal Control Over Financial Reporting, management has excluded Radvision Ltd. and its subsidiaries from its assessment of internal control over financial reporting as of September 30, 2012 because they were acquired by the Company in a purchase business combination during fiscal 2012. We have also excluded Radvision Ltd. and its subsidiaries from our audit of internal control over financial reporting. Radvision Ltd. and its subsidiaries are wholly-owned subsidiaries of the Company whose total assets and total revenues represent less than 2 percent and less than 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2012.
/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
December 12, 2012

Avaya Inc.
Consolidated Statements of Operations
(In millions)

	Fiscal years ended September 30,
	2012	2011	2010
REVENUE
Products	$2,672	$2,976	$2,602
Services	2,499	2,571	2,458
	5,171	5,547	5,060
COSTS
Products:
Costs (exclusive of amortization of intangibles)	1,145	1,314	1,243
Amortization of technology intangible assets	192	257	291
Services	1,248	1,344	1,354
	2,585	2,915	2,888
GROSS PROFIT	2,586	2,632	2,172
OPERATING EXPENSES
Selling, general and administrative	1,630	1,845	1,721
Research and development	464	461	407
Amortization of intangible assets	226	226	218
Restructuring and impairment charges, net	147	189	187
Acquisition-related costs	4	5	20
	2,471	2,726	2,553
OPERATING INCOME (LOSS)	115	(94)	(381)
Interest expense	(431)	(460)	(487)
Loss on extinguishment of debt	—	(246)	—
Other (expense) income, net	(20)	5	15
LOSS BEFORE INCOME TAXES	(336)	(795)	(853)
Provision for income taxes	8	68	18
NET LOSS	(344)	(863)	(871)
Less net income attributable to noncontrolling interests	—	—	3
NET LOSS ATTRIBUTABLE TO AVAYA INC.	$(344)	$(863)	$(874)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.
Consolidated Balance Sheets
(In millions, except per share and shares amounts)

	September 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$337	$400
Accounts receivable, net	782	755
Inventory	255	280
Deferred income taxes, net	18	8
Other current assets	252	274
TOTAL CURRENT ASSETS	1,644	1,717
Property, plant and equipment, net	364	397
Deferred income taxes, net	43	28
Intangible assets, net	1,775	2,129
Goodwill	4,188	4,079
Other assets	180	196
TOTAL ASSETS	$8,194	$8,546
LIABILITIES
Current liabilities:
Debt maturing within one year	$37	$37
Accounts payable	438	465
Payroll and benefit obligations	262	323
Deferred revenue	616	639
Business restructuring reserve, current portion	84	130
Other current liabilities	302	352
TOTAL CURRENT LIABILITIES	1,739	1,946
Long-term debt	6,084	6,120
Pension obligations	1,763	1,636
Other postretirement obligations	360	502
Deferred income taxes, net	204	168
Business restructuring reserve, non-current portion	51	56
Other liabilities	429	496
TOTAL NON-CURRENT LIABILITIES	8,891	8,978
Commitments and contingencies
STOCKHOLDER'S DEFICIENCY
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,926	2,692
Accumulated deficit	(4,236)	(3,892)
Accumulated other comprehensive loss	(1,126)	(1,178)
TOTAL STOCKHOLDER'S DEFICIENCY	(2,436)	(2,378)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY	$8,194	$8,546
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

AVAYA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIENCY AND COMPREHENSIVE LOSS
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Avaya Stockholder’s Deficiency	Noncontrolling Interest	Total Stockholder’s Deficiency	Comprehensive Loss
Balance as of October 1, 2009	$—	$2,466	$(2,155)	$(1,008)	$(697)	$46	$(651)
Equity contribution		125			125		125
Warrants contributed by Parent in connection with B-2 loans		74			74		74
Amortization of share-based compensation		17			17		17
Net loss			(874)		(874)	3	(871)	$(871)
Change in unamortized pension, postretirement and postemployment actuarial losses, net of tax effect of $0				(187)	(187)		(187)	(187)
Foreign currency translation				67	67		67	67
Change in interest rate swap instruments, net of tax effect of $0				45	45		45	45
Sale of AGC						(49)	(49)
Other				2	2		2	2
Total comprehensive loss								$(944)
Balance as of September 30, 2010	—	2,682	(3,029)	(1,081)	(1,428)	—	(1,428)
Amortization of share-based compensation		10			10		10
Net loss			(863)		(863)	—	(863)	$(863)
Change in unamortized pension, postretirement and postemployment actuarial gains, net of tax effect of $0				(97)	(97)		(97)	(97)
Foreign currency translation				(22)	(22)		(22)	(22)
Change in interest rate swap instruments, net of tax effect of $0				23	23		23	23
Other				(1)	(1)		(1)	(1)
Total comprehensive loss								$(960)
Balance as of September 30, 2011	—	2,692	(3,892)	(1,178)	(2,378)	—	(2,378)
Equity contribution		227			227		227
Amortization of share-based compensation		7			7		7
Net loss			(344)		(344)	—	(344)	$(344)
Change in unamortized pension, postretirement and postemployment actuarial gains, net of tax effect of $54				2	2		2	2
Foreign currency translation				37	37		37	37
Change in interest rate swap instruments, net of tax effect of $7				11	11		11	11
Unrealized loss on investments reclassified into earnings, net of tax effect of $1				1	1		1	1
Unrealized loss on investments, net of tax effect of $0				1	1		1	1
Total comprehensive loss								$(292)
Balance as of September 30, 2012	$—	$2,926	$(4,236)	$(1,126)	$(2,436)	$—	$(2,436)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.
Consolidated Statements of Cash Flows
(In millions)

	Fiscal years ended September 30,
	2012	2011	2010
OPERATING ACTIVITIES:
Net loss	$(344)	$(863)	$(871)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	564	653	691
Share-based compensation	8	12	19
Amortization of debt issuance costs	21	23	23
Accretion of debt discount	1	18	33
Payment of amortized discount on incremental B-2 term loans	—	(50)	—
Non-cash charge for debt issuance costs upon redemption of incremental B-2 term loans	—	5	—
Third-party fees expensed in connection with the debt modification	—	9	—
Payment in kind interest	—	—	49
Provision for uncollectible receivables	5	—	5
Deferred income taxes, net	(37)	(3)	7
Loss on sale of investments and long-lived assets, net	3	1	3
Gain on sale of AGC	—	—	(7)
Write-down of assets held for sale to net realizable value	5	—	—
Impairment of long-lived assets	6	—	16
Pension curtailments	5	7	—
Unrealized loss (gain) on foreign currency exchange	29	(38)	41
Changes in operating assets and liabilities:
Accounts receivable	(5)	34	(119)
Inventory	27	(45)	1
Accounts payable	(25)	2	144
Payroll and benefit obligations	(109)	(32)	(6)
Business restructuring reserve	(43)	27	(39)
Deferred revenue	(45)	(29)	126
Other assets and liabilities	(22)	(31)	(74)
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	44	(300)	42
INVESTING ACTIVITIES:
Capital expenditures	(92)	(83)	(79)
Capitalized software development costs	(35)	(42)	(43)
Acquisition of businesses, net of cash acquired	(212)	(16)	(805)
Return of funds held in escrow from the NES acquisition	—	6	5
Proceeds from sale of long-lived assets	3	7	11
Proceeds from sale of investments	74	—	18
Purchase of securities available for sale	—	—	(5)
Net proceeds from sale of AGC, net of cash sold	—	—	32
Restricted cash	1	27	2
Advance to Parent	(8)	—	—
Other investing activities, net	(2)	—	—
NET CASH USED FOR INVESTING ACTIVITIES	(271)	(101)	(864)
FINANCING ACTIVITIES:
Net proceeds from incremental B-2 term loans and warrants	—	—	783
Repayment of incremental B-2 term loans	—	(696)	—
Debt issuance and third-party debt modification costs	—	(42)	(5)
Proceeds from senior secured notes	—	1,009	—
Repayment of long-term debt	(37)	(42)	(48)
Capital contribution from Parent	196	—	125
Borrowings under revolving credit facility	60	—	—
Repayments of borrowings under revolving credit facility	(60)	—	—
Other financing activities, net	(2)	(1)	(2)
NET CASH PROVIDED BY FINANCING ACTIVITIES	157	228	853
Effect of exchange rate changes on cash and cash equivalents	7	(6)	(19)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(63)	(179)	12
Cash and cash equivalents at beginning of year	400	579	567
Cash and cash equivalents at end of year	$337	$400	$579
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
The Company's solutions and services are aimed at large enterprises, small- and mid-sized businesses and government organizations. Avaya's solutions are in three key business collaboration and communications product categories:

•	Real-Time Collaboration, including Mobility, Video and Unified Communications Software, Infrastructure and Endpoints;

•	Customer Experience Interaction Management, including Contact Center applications; and

•	Networking.
These three categories are supported by Avaya's open and unifying application integration and enablement services that allow customers to solve business challenges with innovative IT solutions.
Avaya sells solutions directly through its worldwide sales force and through its global network of channel partners. As of September 30, 2012, Avaya had approximately 9,900 channel partners, including distributors, service providers, dealers, value-added resellers, system integrators and business partners that provide sales and service support.
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
Acquisition of RADVISION Ltd.
On June 5, 2012, Avaya acquired RADVISION Ltd. (“Radvision”) for $230 million in cash. Radvision is a global provider of videoconferencing and telepresence technologies over internet protocol and wireless networks. These audited consolidated financial statements include the operating results of Radvision since June 5, 2012.
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

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

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
Revenue Recognition
The Company derives revenue primarily from the sale of products, software, and services for communications systems and applications. The Company’s products are sold directly through its worldwide sales force and indirectly through its global network of distributors, service providers, dealers, value-added resellers, systems integrators and business partners. Services includes (i) supplemental maintenance service, including services provided under contracts to monitor and optimize customers’ communications network performance; (ii) professional services for implementation and integration of converged voice and data networks, network security and unified communications; and (iii) operations, or managed services. Maintenance contracts have terms that range from one to five years. Contracts for professional services typically have terms that range from four to six weeks for standard solutions and from six months to one year for customized solutions. Contracts for operations services have terms that range from one to seven years.
In accordance with GAAP, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. For arrangements that require acceptance of the product, system, or solution as specified by the customer, revenue is deferred until the acceptance criteria have been met.
The Company’s indirect sales to channel partners are generally recognized at the time of shipment if all contractual obligations have been satisfied. The Company accrues a provision for estimated sales returns and other allowances, including promotional marketing programs and other incentives as a reduction of revenue at time of sale.When estimating returns, the Company considers customary inventory levels held by distributors.
Multiple deliverable arrangements beginning in fiscal 2011
In October 2009, the Financial Accounting Standards Board (“FASB”) amended the software revenue recognition guidance to remove from its scope tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. The FASB also amended the guidance for multiple deliverable revenue arrangements to: (i) provide updated guidance on how the deliverables in an arrangement should be separated and how the consideration should be allocated; and (ii) change the term “fair value” to “selling price” and require an entity to allocate revenue using the estimated selling prices of the deliverables when a vendor does not have vendor-specific or third-party evidence of selling price. The Company adopted the new guidance on a prospective basis as of the beginning of fiscal 2011 for revenue arrangements entered into or materially modified on or after October 1, 2010.
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
The Company enters into multiple deliverable arrangements, which may include various combinations of products, software

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

and services. Most product and service deliverables qualify as separate units of accounting and can be sold on a standalone basis. A deliverable constitutes a separate unit of accounting when it has standalone value and, where return rights exist, delivery or performance of the undelivered items is considered probable and substantially within the Company’s control. When the Company sells products with implementation services, they are generally combined as one or more units of accounting, depending on the nature of the services and the customer's acceptance requirements.
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
Once the Company allocates revenue to each deliverable, the Company recognizes revenue in accordance with its policies when all revenue recognition criteria are met. Product revenue is generally recognized upon delivery and maintenance and operations services revenue is generally recognized ratably over the period during which the services are performed. However, revenue for professional services arrangements is generally recognized upon completion of performance and revenue for arrangements that require acceptance of the product, system or solution, is recognized when the acceptance criteria have been met.
Standalone or subsequent sales of software or software-related items are recognized in accordance with the software revenue recognition guidance. For multiple deliverable arrangements that only include software items, the Company generally uses the residual method to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered items equals the total arrangement consideration, less the fair value of the undelivered items. Where vendor-specific objective evidence of fair value for the undelivered items cannot be determined, the Company defers revenue until all items are delivered and services have been performed, or until such evidence of fair value can be determined for the undelivered items.
Multiple deliverable arrangements in fiscal 2010 and prior
Prior to fiscal 2011, a multiple deliverable arrangement is separated into more than one unit of accounting if all of the following criteria are met: (i) the delivered item(s) has value to the customer on a standalone basis; (ii) there is objective and reliable evidence of the fair value of the undelivered item(s); and (iii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially within the control of the Company. If these criteria are not met, the delivered items are combined with the undelivered items to form a single unit of accounting and revenue is recognized on either a straight-line basis over the services period or deferred until the earlier of when such criteria are met or when the last item is delivered.
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

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less when purchased, and are stated at cost, which approximates market value.
Concentrations of Risk
The Company’s cash and cash equivalents are invested in various investment grade institutional money market accounts and bank term deposits. Deposits held at banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. The Company seeks to mitigate such risks by spreading its risk across multiple counterparties and monitoring the risk profiles of these counterparties.
The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for its products. The inability of a contract manufacturer or supplier to fulfill supply requirements of the Company could materially impact future operating results.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded net of reserves for sales returns and allowances and provisions for doubtful accounts. The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. The allowances are based on analyses of historical trends, aging of accounts receivable balances and the creditworthiness of customers as determined by credit checks, analyses, and payment history. At September 30, 2012 and 2011, one customer accounted for more than 10% of accounts receivable.
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
Amortization of capitalized software development costs begins when the product is available for general release to customers. Amortization is recognized on a product-by-product basis generally on the straight-line method over a period of up to two years. Unamortized software development costs determined to be in excess of net realizable value of the product are expensed immediately. Included in other assets at September 30, 2012 and 2011 is unamortized software development costs of $51 million and $58 million, respectively.
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is determined using a straight-line method over the estimated useful lives of the assets. Estimated lives range from three to ten years for machinery and equipment, up to five years for rental equipment and up to 40 years for buildings. Improvements that extend the useful life of assets are capitalized and maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the Consolidated Balance Sheets and any gain or loss is reflected in the Consolidated Statements of Operations.
Internal Use Software
Certain costs of computer software developed or obtained for internal use are capitalized and amortized on a straight-line basis generally over three to seven years. General and administrative costs, overhead, maintenance and training, as well as the cost of software that does not add functionality to the existing system, are expensed as incurred. The Company had unamortized internal use software costs of $19 million and $26 million as of September 30, 2012 and 2011, respectively.
Goodwill
Goodwill is not amortized but is subject to periodic testing for impairment in accordance with FASB ASC Topic 350,

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

“Intangibles-Goodwill and Other” (“ASC 350”) at the reporting unit level which is one level below the Company’s operating segments. The assessment of goodwill impairment is conducted by estimating and comparing the fair value of the Company’s reporting units, as defined in ASC 350, to their carrying value as of that date. The fair value is estimated using an income approach whereby the fair value of the reporting unit is based on the future cash flows that each reporting unit’s assets can be expected to generate. Future cash flows are based on forward-looking information regarding market share and costs for each reporting unit and are discounted using an appropriate discount rate. Future discounted cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. The test for impairment is conducted annually each September 30th, and more frequently if events occur or circumstances change that indicate that the fair value of a reporting unit may be below its carrying amount.
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
Financial Instruments
The Company uses foreign currency forward contracts to manage and reduce risk to the Company by generating cash flows that offset the cash flows of certain transactions in foreign currencies in relation to their amounts and timing. The Company’s derivative financial instruments are used as risk management tools and not for speculative or trading purposes. These derivative instruments represent assets and liabilities and are classified as other current assets or other current liabilities on the Consolidated Balance Sheets. Gains and losses on the changes in the fair values of the Company’s foreign currency forward contracts are included in other income (expense), net. As permitted under FASB ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the Company has elected not to designate its forward contracts as hedges thereby precluding the use of hedge accounting for these instruments.
The Company uses interest rate swap agreements in order to reduce its exposure to variable rate interest payments associated with its senior secured credit facility. Those interest rate swaps that are designated and qualify as cash flow hedges under ASC 815 are included at estimated fair value as an asset or liability in the Consolidated Balance Sheets. These are bifurcated into current and non-current components depending upon the timing of the cash flows. Fair value related to the cash flows occurring within one year are classified as current and beyond one year as non-current. Unrealized gains/losses related to the change in market value on these interest rate swaps are recorded in other comprehensive loss and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. The market value of the interest rate swaps recorded in other comprehensive loss may be recognized in the Consolidated Statement of Operations earlier if the interest rate swaps are determined to be ineffective, for example, if certain terms of the senior secured credit facility change, if the loan is extinguished, if the counterparty’s ability to honor its obligation under the agreement changes, or if the interest rate swap agreements are terminated prior to maturity.
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

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

recognized and measured at its fair value when the Company either terminates the contract or ceases using the rights conveyed by the contract. A liability is recognized and measured at its fair value for other associated costs in the period in which the liability is incurred.
Pension and Postretirement Benefit Obligations
The Company sponsors non-contributory defined benefit pension plans covering a portion of its U.S. employees and retirees, and postretirement benefit plans covering a portion of its U.S. retirees that include healthcare benefits and life insurance coverage. Certain non-U.S. operations have various retirement benefit programs covering substantially all of their employees. Some of these programs are considered to be defined benefit pension plans for accounting purposes.
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
The market-related value of the Company’s plan assets as of the measurement date is developed using a five-year smoothing technique. First, a preliminary market-related value is calculated by adjusting the market-related value at the beginning of the year for payments to and from plan assets and the expected return on assets during the year. The expected return on assets represents the expected long-term rate of return on plan assets adjusted up to plus or minus 2% based on the actual ten-year average rate of return on plan assets. A final market-related value is determined as the preliminary market-related value, plus 20% of the difference between the actual return and expected return for each of the past five years.
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
Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized. Additionally, the accounting for income taxes requires the Company to evaluate and make an assertion as to whether undistributed foreign earnings will be indefinitely reinvested or repatriated. As discussed more fully in Note 12 "Income Taxes", the Company changed its indefinite reinvestment of undistributed foreign earnings assertion.
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
Significant judgment is required in evaluating uncertain tax positions and determining the provision for income taxes. Although the Company believes its reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in the historical income tax provision and accruals. The Company adjusts these reserves in light of changing facts and circumstances.

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

Deferred Financing Costs
Deferred financing costs, which are included in other assets, are amortized as interest expense over the contractual lives of the related credit facilities.
Foreign Currency Translation
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars at period-end exchange rates while income and expenses are translated at the spot rate. Translation gains or losses related to net assets located outside the U.S. are shown as a component of accumulated other comprehensive loss in the Consolidated Statements of Changes in Stockholder’s Deficiency and of Comprehensive Loss. Gains and losses resulting from foreign currency transactions, which are denominated in currencies other than Avaya’s functional currency, are included in other income (loss), net in the Consolidated Statements of Operations.
Other Comprehensive Loss
Other comprehensive loss is recorded directly to a separate section of stockholder’s equity (deficiency) in accumulated other comprehensive loss and primarily includes unrealized gains and losses excluded from the Consolidated Statements of Operations. These unrealized gains and losses consist of changes in foreign currency translation, interest rate swaps, and changes in unamortized pension, postretirement and postemployment actuarial gains and losses.
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
Fair Value Measures
In May 2011, the FASB issued revised guidance which is intended to achieve common fair value measurement and disclosure guidance in GAAP and International Financial Reporting Standards. The majority of the changes represent a clarification to existing GAAP. Additionally, the revised guidance includes expanded disclosure requirements. This accounting guidance became effective for the Company beginning in the second quarter of fiscal 2012 and did not have a material impact on the Company’s consolidated financial statements or financial statement disclosures.
Multiemployer Pension Plan Disclosures
In September 2011, the FASB issued revised guidance which requires additional disclosure about an employer’s participation in a multiemployer pension plan. The accounting guidance became effective for the Company as of September 30, 2012 and is applied retrospectively for all prior periods presented. The adoption of this accounting guidance did not have a material impact on the Company’s financial statement disclosures.
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

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

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
In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment. As a result of the guidance, an entity will be allowed to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An entity will not be required to perform the quantitative impairment test unless the entity determines, based on a qualitative assessment, that it is more likely than not that the indefinite-lived asset is impaired. The accounting guidance is effective for the Company beginning in fiscal 2013. This accounting guidance is not expected to have a material impact on the consolidated financial statements or financial statement disclosures.
4. Business Combinations and Other Transactions
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
The fair values of the assets acquired and liabilities assumed were preliminarily determined using the income, cost and market approaches. The fair values of acquired technologies, trade names and customer relationships were estimated using the income approach which values the subject asset using the projected cash flows to be generated by the asset, discounted at a required rate of return that reflects the relative risk of achieving the cash flow and the time value of money. The cost approach was used to estimate the fair values of property, plant and equipment and reflects the estimated reproduction or replacement costs for the assets, less an allowance for loss in value due to depreciation. The market approach was utilized in combination with the income approach to estimate the fair values of most working capital accounts.
A preliminary allocation of the purchase price to the assets acquired and the liabilities assumed in the Radvision acquisition was performed based on their estimated fair values. As additional information becomes available, differences between the allocation of the purchase price and the allocation of the purchase price when finalized, particularly as it pertains to intangible assets, deferred income taxes and goodwill, may be identified. Intangible assets include acquired technologies of $31 million, trade names of $1 million and customer relationships of $10 million. The acquired technologies, trade names and customer relationships are being amortized over a weighted average useful life of five years, two years and eight years, respectively, on a straight-line basis. No in-process research and development was acquired in the Radvision acquisition. During the three months ended September 30, 2012 adjustments were made to the preliminary purchase price allocation to reflect revised estimates of the fair values of the assets acquired and liabilities assumed at June 5, 2012. Providing for these adjustments in previous periods would have had an immaterial impact on the reported operating results for the three months ended June 30, 2012 and therefore such amounts were recorded in the period in which the adjustments were identified.

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

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
These consolidated financial statements include the operating results of the Radvision business since June 5, 2012. The revenues and expenses specific to the Radvision business and the pro forma results are not material to these consolidated financial statements.
Acquisition of Enterprise Solutions Business of Nortel Networks Corporation
On September 16, 2009, the Company emerged as the winning bidder in bankruptcy court proceedings to acquire NES for $900 million in cash consideration subject to certain purchase price adjustments as set forth in the acquisition agreements (the “Acquisition”). On December 18, 2009 (the “acquisition date”), Avaya acquired certain assets and assumed certain liabilities of NES, including all the shares of Nortel Government Solutions Incorporated, for $943 million in cash consideration. The Company and Nortel were required to determine the final purchase price post-closing based upon the various purchase price adjustments included in the acquisition agreements. During the first quarter of fiscal 2011, the Company and Nortel agreed on a final purchase price of $933 million. The adjustment to the purchase price has been reflected in the allocation of the purchase price to the assets acquired and liabilities assumed in the Acquisition. The terms of the Acquisition do not include any significant contingent consideration arrangements. During fiscal 2010, acquisition costs of $20 million were expensed as incurred.
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
The acquisition of NES has been accounted for under the acquisition method, which requires an allocation of the purchase price of the acquired entity to the assets acquired and liabilities assumed based on their estimated fair values from a market-participant perspective at the date of acquisition. The allocation of the purchase price has been finalized as of December 18, 2010 as reflected within these consolidated financial statements. The fair values of the assets acquired and liabilities assumed were determined using the income, cost, and market approaches. The fair values of acquired technologies and customer relationships were estimated using the income approach. The cost approach was used to estimate the fair values of plant, property and equipment. The market approach was utilized in combination with the income approach to estimate the fair values of most working capital accounts.
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
Intangible assets included existing technologies of $188 million and customer relationships of $288 million, respectively. The existing technologies and customer relationships are being amortized over a weighted average useful life of five years and twelve years, respectively, on a straight-line basis. No in-process research and development was acquired in the Acquisition.
The excess of the purchase price over the net tangible and intangible assets acquired resulted in goodwill of $425 million which is attributable to the synergies and economies of scale provided to a market participant including marketing efforts principally located within the Company’s primary operating jurisdiction. The tax-deductible portion of goodwill was $383 million.

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

In connection with the acquisition of NES, management has identified certain technologies that were acquired, that, based on their functionality, overlapped the Company’s pre-existing technologies. In order to take advantage of synergies and reduce expenditures on research and development and marketing, management identified certain pre-existing technologies associated with the Company’s Global Communications Solutions segment which it no longer aggressively develops and markets. The net book value of these technologies was $16 million and, based on management’s plans, these technologies had a minimal estimated net realizable value. The Company had recorded an impairment charge of $16 million in the three months ended December 31, 2009 to reflect these technologies at their net realizable values.
These consolidated financial statements include the operating results of the NES business as of December 19, 2009. Revenues specific to the NES business for the period December 19, 2009 through September 30, 2010 were $1,247 million. As the Company began eliminating overlapping processes and expenses and integrating its products and sales efforts with those of the acquired NES business upon acquisition, it is impractical to determine the earnings specific to the NES business for the period December 19, 2009 through September 30, 2010, included in the Consolidated Statement of Operations.
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
The following unaudited pro forma financial information for fiscal 2010 combines the historical results of Avaya for fiscal 2010 and the historical results of NES for the period October 1 to December 18, 2009, and the effects of the pro forma adjustments listed above.

In millions
Revenue	$5,476
Net loss	$(1,004)
Other Acquisitions
During fiscal 2012 and 2011, the Company completed several other acquisitions primarily to enhance the Company’s technology portfolio. The acquisitions have been accounted for under the acquisition method.
The aggregate purchase price of the other acquisitions completed by the Company and Parent was $36 million during fiscal 2012. In October 2011, Parent completed a $31 million acquisition and immediately merged the acquired entity with and into the Company, with the Company surviving the merger. In connection with this acquisition, the Company advanced $8 million to Parent in exchange for a note receivable due October 2014 with interest at 1.63% per annum. The Company recognized $31 million of contributed capital associated with that merger.
On January 3, 2011, the Company acquired all outstanding shares of Konftel AB (“Konftel”), for $14 million in cash consideration, inclusive of a working capital adjustment. Konftel is a Swedish-based vendor of conference room terminals, offering analog, internet protocol, soft, cellular, and session initiation protocol terminals.
Intangible assets include acquired technologies of $20 million during fiscal 2012. The acquired technologies are being amortized over a weighted average useful life of five years, on a straight-line basis. No in-process research and development was acquired in the acquisitions.
The excess of the purchase price over the preliminary assessment of the net tangible and intangible assets acquired in connection with these other acquisitions during fiscal 2012 resulted in goodwill of $15 million. The premiums paid by the Company and Parent in the transactions are largely attributable to the acquisition of assembled workforces and the synergies and economies of scale provided to a market participant, particularly as it pertains to marketing efforts and customer base. None of the goodwill is deductible for tax purposes.
These consolidated financial statements include the operating results of the acquired entities since their respective acquisition dates. The revenues and expenses specific to these businesses and their pro forma results are not material to these consolidated financial statements.

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

Sale of AGC Networks Ltd.
On May 30, 2010, Avaya entered into a Share Purchase Agreement with Essar Services Holdings Limited (“Essar”) to sell its 59.13% ownership interest in AGC Networks Limited (formerly Avaya GlobalConnect Ltd.) (“AGC”), a publicly-traded Indian reseller of the Company’s products and services in the Indian and Australian markets, for $44.5 million in cash. The sale was consummated August 31, 2010 and a $7 million gain was recognized and included in other income, net in fiscal 2010. The assets and liabilities of AGC sold are as follows and were not reduced for noncontrolling interest:

In millions
ASSETS SOLD
Cash and cash equivalents	$13
Accounts receivable	25
Inventory	5
Property, plant and equipment	5
Goodwill	36
Other	32
$116
LIABILITIES SOLD
Accounts payable	$14
Payroll and benefit obligations	4
Other	14
$32
5. Goodwill
Goodwill is not amortized but is subject to periodic testing for impairment at the reporting unit level which is one level below the Company’s operating segments. The test for impairment is conducted annually each September 30th or when events occur or circumstances change indicating that the fair value of a reporting unit may be below its carrying amount.
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
The discounted cash flows model used in the Company’s income approach relies on assumptions regarding revenue growth rates, gross margin, projected working capital needs, selling, general and administrative expenses, research and development expenses, business restructuring costs, capital expenditures, income tax rates, discount rates and terminal growth rates. To estimate fair value, the Company discounts the expected cash flows of each reporting unit. The discount rate Avaya uses represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of its model, Avaya uses a terminal value approach. Under this approach, Avaya uses the estimated cash flows in the final year of its models and applies a perpetuity growth assumption and discounts by a perpetuity discount factor to determine the terminal value. Avaya incorporates the present value of the resulting terminal value into its estimate of fair value.
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
September 30, 2012
At September 30, 2012, the Company performed its annual goodwill impairment test and determined that the respective book values of the Company’s reporting units did not exceed their estimated fair values and therefore no impairment existed.
March 31, 2012

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

During the three months ended March 31, 2012, the Company experienced a decline in revenue as compared to the same period of the prior year and sequential quarters. This revenue decline impacted the Company’s forecasts for the remainder of fiscal 2012. As a result of these events, the Company determined that an interim impairment test of its long-lived assets and goodwill should be performed.
The estimated fair value of each reporting unit at March 31, 2012 reflected the additional market risks, lower discount rates and the updated sales forecasts for the Company’s reporting units based off recent results. Using the revised valuations at March 31, 2012 the results of step one of the goodwill impairment test indicated that although the estimated fair values of each reporting unit were lower at March 31, 2012 when compared to September 30, 2011, their respective book values did not exceed their estimated fair values and therefore no impairment existed.
September 30, 2011 and 2010
At September 30, 2011 and 2010, the Company performed its annual goodwill impairment test and determined that the respective book values of the Company’s reporting units did not exceed their estimated fair values and therefore no impairment existed.
The changes in the carrying amount of goodwill by operating segment are as follows:

In millions	Global Communications Solutions	Networking	Avaya Global Services	Total
Balance as of October 1, 2010	$1,421	—	$2,654	$4,075
Acquisitions	7	—	—	7
Adjustments	(2)	—	(1)	(3)
Balance as of September 30, 2011	1,426	—	$2,653	4,079
Acquisitions	86	—	25	111
Adjustments	(1)	—	(1)	(2)
Balance as of September 30, 2012	$1,511	$—	$2,677	$4,188
Balance as of September 30, 2012:
Goodwill	$2,645	$—	$2,677	$5,322
Accumulated Impairment	(1,134)	—	—	(1,134)
	$1,511	$—	$2,677	$4,188
“Adjustments” substantially pertain to the reversal of business restructuring reserves, tax valuation allowances, and the impact of foreign currency fluctuations.
6. Intangible Assets
Intangible assets include acquired technology, customer relationships, trademarks and trade-names and other intangibles. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to fifteen years.
The Company’s intangible assets consist of:

In millions	Acquired technology and patents	Customer relationships and other intangibles	Trademarks and trade names	Total
Gross Carrying Amount	$1,366	$2,261	$545	$4,172
Accumulated Amortization	(1,025)	(828)	—	(1,853)
Accumulated Impairment	—	—	(190)	(190)
Balance as of September 30, 2011	$341	$1,433	$355	$2,129
Gross Carrying Amount	$1,415	$2,272	$546	$4,233
Accumulated Amortization	(1,215)	(1,053)	—	(2,268)
Accumulated Impairment	—	—	(190)	(190)
Balance as of September 30, 2012	$200	$1,219	$356	$1,775
Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Intangible assets determined to have

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

indefinite useful lives are not amortized but are tested for impairment annually, or more frequently if events or changes in circumstances indicate the asset may be impaired.
The Company’s trademarks and trade names are expected to generate cash flows indefinitely. Consequently, these assets were classified as indefinite-lived intangibles and accordingly are not amortized but reviewed for impairment annually, or sooner under certain circumstances. Prior to the goodwill testing discussed above, the Company tested its intangible assets with indefinite lives. The test for impairment requires the Company to compare the fair value of its indefinite-lived intangible assets to the carrying value of those assets. In situations where the carrying value exceeds the fair value of the intangible asset, an impairment loss equal to the difference is recognized. The Company estimates the fair value of its indefinite-lived intangible assets using an income approach; specifically, based on discounted cash flows.
September 30, 2012
At September 30, 2012, the Company performed its annual test of recoverability of indefinite-lived intangible assets. The Company determined that the respective book values of the Company’s indefinite-lived intangible assets did not exceed their estimated fair values and therefore no impairment existed.
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
September 30, 2011 and 2010
At September 30, 2011 and 2010, the Company performed annual tests of recoverability of indefinite-lived intangible assets. The Company determined that the respective book values of the Company’s indefinite-lived intangible assets did not exceed their estimated fair values and therefore no impairment existed.
Future amortization expense of intangible assets for the years ending September 30 is as follows:

In millions
2013	$290
2014	279
2015	255
2016	248
2017 and thereafter	348
Total	$1,420

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

7. Supplementary Financial Information
Consolidated Statements of Operations Information

	Fiscal years ended September 30,
In millions	2012	2011	2010
DEPRECIATION AND AMORTIZATION
Amortization of software development costs included in costs	$36	$39	$42
Amortization of intangible assets	417	483	509
Depreciation and amortization of property, plant and equipment and internal use software included in costs and operating expenses	111	131	140
Total depreciation and amortization	$564	$653	$691
OTHER (EXPENSE) INCOME, NET
Interest income	$3	$5	$5
(Loss) gain on foreign currency transactions and forward contracts	(21)	12	(1)
Third party fees incurred in connection with debt modification	—	(9)	—
Gain on sale of AGC	—	—	7
Other, net	(2)	(3)	4
Total other (expense) income, net	$(20)	$5	$15
Consolidated Balance Sheet Information

	Fiscal years ended September 30,
In millions	2012	2011	2010
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Accounts Receivable:
Balance at beginning of year	$28	$39	$49
Charged to expense	(2)	(7)	—
Deductions	(2)	(4)	(10)
Balance at end of year	$24	$28	$39
Deferred Tax Asset Valuation Allowance:
Balance at beginning of year	$1,410	$1,094	$738
Charged to expense	56	238	330
Additions	57	78	26
Balance at end of year	$1,523	$1,410	$1,094

	September 30,
In millions	2012	2011
PROPERTY, PLANT AND EQUIPMENT, NET
Land and improvements	$17	$38
Buildings and improvements	270	296
Machinery and equipment	275	260
Rental equipment	192	164
Assets under construction	16	2
Internal use software	127	120
Total property, plant and equipment	897	880
Less: Accumulated depreciation and amortization	(533)	(483)
Property, plant and equipment, net	$364	$397
Included in buildings and improvements is $21 million under a capital lease related to an office facility acquired in the acquisition of NES and $4 million in a capital lease for equipment the Company entered into during fiscal 2012.

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

	September 30,
In millions	2012	2011	2010
ACCUMULATED OTHER COMPREHENSIVE LOSS
Change in unamortized pension, postretirement and postemployment benefit-related items, net of tax	$(1,109)	$(1,111)	$(1,014)
Foreign currency translation	(13)	(50)	(28)
Unrealized loss on term loan interest rate swap	(3)	(14)	(37)
Other	(1)	(3)	(2)
Accumulated other comprehensive loss	$(1,126)	$(1,178)	$(1,081)
Supplemental Cash Flow Information

	Fiscal years ended September 30,
In millions	2012	2011	2010
OTHER PAYMENTS
Interest payments	$416	$371	$345
Income tax payments	$39	$44	$39
8. Business Restructuring Reserves and Programs
Fiscal 2012 Restructuring Program
During fiscal 2012, the Company continued to identify opportunities to streamline operations and generate cost savings which include exiting facilities and eliminating employee positions. Restructuring charges associated with these initiatives include employee separation costs primarily associated with employee severance actions in Germany, as well as the US, Europe, Middle East and Africa (“EMEA”) excluding Germany, and Canada. Employee separation charges included $70 million related to an agreement reached with the works council representing employees of certain of Avaya's German subsidiaries for the elimination of 327 positions. The headcount reductions identified in this action are expected to be completed in fiscal 2013 with the related payments to be completed in fiscal 2014. The payments include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. The payments related to the headcount reductions for the other actions taken, globally, excluding Germany, are expected to be completed in fiscal 2015. As the Company continues to evaluate and identify additional operational synergies, additional cost saving opportunities may be identified.
The Company has initiated a plan to dispose of a Company owned facility in Munich, Germany and relocate to a new facility.  Accordingly, the Company has written the value of this asset down to its net realizable value of $3 million and has reclassified this asset as held for sale.  Included in restructuring and impairment charges, net in the Statement of Operations is an impairment charge of $5 million for fiscal 2012.
The following table summarizes the components of the fiscal 2012 restructuring program:

In millions	Employee Separation Costs	Lease Obligations	Total
2012 restructuring charges	$123	$17	$140
Cash payments	(62)	(4)	(66)
Impact of foreign currency fluctuations	(3)	(1)	(4)
Balance as of September 30, 2012	$58	$12	$70
Fiscal 2011 Restructuring Program
During fiscal 2011, the Company continued to identify opportunities to streamline operations and generate cost savings which include exiting facilities and eliminating employee positions. Restructuring charges recorded during fiscal 2011 associated with these initiatives, net of adjustments to previous periods, were $189 million and include employee separation costs primarily associated with employee severance actions in Germany, as well as in Europe, EMEA and U.S. regions. Employee separation charges includes $56 million associated with an agreement reached with the works council representing employees of certain of Avaya’s German subsidiaries for the elimination of 210 positions. Severance and employment benefits payments associated with this action are expected to be completed in fiscal 2014, and include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

consolidation of facilities are expected to continue through fiscal 2020. As the Company continues to evaluate and identify additional operational synergies, additional cost saving opportunities may be identified.
The following table summarizes the components of the fiscal 2011 restructuring program:

In millions	Employee Separation Costs	Lease Obligations	Total
2011 restructuring charges	$155	$30	$185
Cash payments	(49)	(6)	(55)
Impact of foreign currency fluctuations	(5)	—	(5)
Balance as of September 30, 2011	101	24	125
Cash payments	(90)	(7)	(97)
Adjustments(1)	(2)	1	(1)
Impact of foreign currency fluctuations	(1)	(1)	(2)
Balance as of September 30, 2012	$8	$17	$25

(1)
Included in adjustments are changes in estimates, whereby all increases and decreases in costs related to the fiscal 2011 restructuring program are recored to the restructuring charges line item in operating expenses in the period of the adjustment.

Fiscal 2010 Restructuring Program
During fiscal 2010, in response to the global economic climate and in connection with the Acquisition, the Company began implementing initiatives designed to streamline the operations of the Company and generate cost savings and developed initiatives to eliminate overlapping processes and expenses associated with the Acquisition. During the second and third quarters of fiscal 2010, the Company exited certain facilities and separated or relocated certain employees. Restructuring charges recorded during fiscal 2010, net of adjustments to previous periods, were $171 million, and include employee separation costs associated with involuntary employee severance actions primarily in EMEA and the U.S., as well as costs associated with closing and consolidating facilities. The headcount reductions and related payments identified in these actions were completed in fiscal 2012. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities are expected to continue through fiscal 2020.
The Acquisition provided the Company with access to several proprietary technologies that previously were not available to Avaya. Some of these technologies, based on their functionality, overlapped with pre-existing technologies. In order to realize synergies and reduce expenditures on research and development and marketing, the number of technologies Avaya supports is being reduced. As a result, the Company identified certain technologies associated with its GCS products segment that are redundant to others that Avaya no longer aggressively develops and markets. Included in restructuring and impairment charges, net in the Statement of Operations is an impairment charge of $16 million in fiscal 2010 associated with these technologies.
The following table summarizes the components of the fiscal 2010 restructuring program:

In millions	Employee Separation Costs	Lease Obligations	Total
2010 restructuring charges	$151	$24	$175
Reserves acquired with NES	—	8	8
Cash payments	(76)	(8)	(84)
Impact of foreign currency fluctuations	1	—	1
Balance as of September 30, 2010	76	24	100
Cash payments	(64)	(13)	(77)
Adjustments (1)	(7)	4	(3)
Impact of foreign currency fluctuations	—	(1)	(1)
Balance as of September 30, 2011	5	14	19
Cash payments	(6)	(8)	(14)
Adjustments (1)	1	1	2
Impact of foreign currency fluctuations	—	1	1
Balance as of September 30, 2012	$—	$8	$8

(1)
Included in adjustments are changes in estimates, whereby all increases and decreases in costs related to the fiscal 2010 restructuring program are recored to the restructuring charges line item in operating expenses in the period of the

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

adjustment.

Fiscal 2009 Restructuring Program
The following table summarizes the components of the fiscal 2009 restructuring program:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of October 1, 2009	$112	$8	$120
Cash payments	(88)	(3)	(91)
Adjustments (1)	(5)	—	(5)
Impact of foreign currency fluctuations	(7)	—	(7)
Balance as of September 30, 2010	12	5	17
Cash payments	(13)	(4)	(17)
Adjustments (1)	5	2	7
Impact of foreign currency fluctuations	(1)	—	(1)
Balance as of September 30, 2011	3	3	6
Cash payments	(3)	(1)	(4)
Adjustments (1)	1	—	1
Balance as of September 30, 2012	$1	$2	$3

(1)
Included in adjustments are changes in estimates, whereby all increases and decreases in costs related to the fiscal 2009 restructuring program are recored to the restructuring charges line item in operating expenses in the period of the adjustment.

Fiscal 2008 Restructuring Reserve
In connection with the Merger, the Company adopted a plan to exit certain activities of the newly acquired company. A liability was recognized as of the consummation date of the acquisition for the costs under the exit plan in accordance with the authoritative guidance at that time. The following table summarizes the remaining liability of the fiscal 2008 restructuring reserve:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of October 1, 2009	$45	$49	$94
Cash payments	(29)	(6)	(35)
Adjustments (1)	1	(8)	(7)
Impact of foreign currency fluctuations	(3)	(1)	(4)
Balance as of September 30, 2010	14	34	48
Cash payments	(9)	(4)	(13)
Adjustments (1)	(1)	(1)	(2)
Impact of foreign currency fluctuations	2	1	3
Balance as of September 30, 2011	6	30	36
Cash payments	—	(4)	(4)
Adjustments (1)	(1)	(2)	(3)
Impact of foreign currency fluctuations	(1)	1	—
Balance as of September 30, 2012	$4	$25	$29

(1)
Included in adjustments are changes in estimates, whereby all increases in costs related to the fiscal 2008 restructuring reserve are recorded to the restructuring charges line item in operating expenses in the period of the adjustment and decreases in costs are recorded as adjustments to goodwill.

9. Financing Arrangements
In connection with the Merger, on October 26, 2007, the Company entered into financing arrangements consisting of a senior secured credit facility, a senior unsecured credit facility, which later became senior unsecured notes, and a senior secured multi-currency asset-based revolving credit facility. On February 11, 2011, the Company amended and extended its senior secured

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

credit facility and issued senior secured notes, the proceeds of which were used to repay the senior secured incremental term B-2 loans in full under the Company’s senior secured credit facility and related fees and expenses.
Long-term debt consists of the following:

	September 30,
In millions	2012	2011
Senior secured term B-1 loans	$1,434	$1,449
Senior secured term B-3 loans	2,144	2,165
Senior secured notes	1,009	1,009
9.75% senior unsecured cash pay notes due 2015	700	700
10.125%/10.875% senior unsecured PIK toggle notes due 2015	834	834
	6,121	6,157
Debt maturing within one year	(37)	(37)
Long-term debt	$6,084	$6,120
 Senior Secured Credit Facility
Prior to refinancing on February 11, 2011, the senior secured credit facility consisted of (a) a senior secured multi-currency revolver allowing for borrowings of up to $200 million, (b) a $3,800 million senior secured term loan (the “term B-1 loans”), which was drawn in full on the closing date of the Merger, and (c) a $1,000 million incremental senior secured term loan (the “incremental term B-2 loans”), which was drawn in full at an original issue discount of 20.0% on December 18, 2009 to finance the Acquisition.
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
On February 11, 2011, the Company amended and restated the senior secured credit facility to reflect modifications to certain provisions thereof. The modified terms of the senior secured credit facility included (1) an amendment which allowed the Company to extend the maturity of a portion of the term B-1 loans representing outstanding principal amounts of $2.2 billion from October 26, 2014 to October 26, 2017 (potentially springing to July 26, 2015, under the circumstances described below) by converting such loans into a new tranche of senior secured B-3 loans (the “term B-3 loans”); (2) permission, at the election of the Company, to apply prepayments of term loans to the incremental term B-2 loans prior to the term B-1 loans and term B-3 loans and thereafter to the class of term loans with the next earliest maturity; (3) permission to issue indebtedness (including the senior secured notes described below) to refinance a portion of the term loans under the senior secured credit facility and to secure such indebtedness (including the senior secured notes) on a pari passu basis with the obligations under the senior secured credit facility, (4) permission for future refinancing of the term loans under the senior secured credit facility, and (5) permission for future extensions of the term loans and revolving credit commitments (including, in the case of the revolving credit commitments, by obtaining new revolving credit commitments) under the senior secured credit facility.
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
The February 11, 2011 amendment and restatement of the senior secured credit facility represents a debt modification for accounting purposes. Accordingly, third party expenses of $9 million incurred in connection with the transaction were expensed as incurred and included in other income, net during fiscal 2011. Avaya’s financing sources that held term B-1 loans and/or revolving credit commitments under the senior secured credit facility and consented to the amendment and restatement of the senior secured credit facility received in aggregate a consent fee of $10 million. Fees paid to or on behalf of the creditors in connection with the modification were recorded as a discount to the face value of the debt and are being accreted over the term

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

of the debt as interest expense.
Additionally, as discussed more fully below, on February 11, 2011, the Company completed a private placement of $1,009 million of senior secured notes, the proceeds of which were used to repay in full the incremental term B-2 loans outstanding under the Company’s senior secured credit facility.
The senior secured multi-currency revolver, which allows for borrowings of up to $200 million, was not impacted by the February 11, 2011 refinancing. The senior secured multi-currency revolver includes capacity available for letters of credit and for short-term borrowings, and is available in euros in addition to dollars. Borrowings are guaranteed by Parent and substantially all of the Company’s U.S. subsidiaries. The senior secured facility, consisting of the term loans and the senior secured multi-currency revolver referenced above, is secured by substantially all assets of Parent, the Company and the subsidiary guarantors.
On August 8, 2011, the Company amended the terms of the senior secured multi-currency revolver to extend the final maturity from October 26, 2013 to October 26, 2016. All other terms and conditions of the senior secured credit facility remain unchanged. As of September 30, 2012 there were no amounts outstanding under the senior secured multi-currency revolver.
During fiscal 2012 and 2011, the Company paid $37 million and $42 million, respectively in aggregate quarterly principal payments on the senior secured term loans outstanding under the senior secured credit facility. In addition, the Company is required to prepay outstanding term loans based on its annual excess cash flow, as defined in the senior secured credit facility. No such excess cash payment was required during fiscal 2012 and 2011 based on fiscal 2011 and 2010 cash flows, respectively.
As a result of the February 11, 2011 refinancing transaction, the term loans outstanding under the senior secured credit facility included term B-1 loans and term B-3 loans with remaining face values as of September 30, 2012 (after all principal payments to date) of $1,434 million and $2,152 million, respectively. The Company is required to make scheduled quarterly principal payments under the term B-1 loans and the term B-3 loans, equal to $10 million in the aggregate.
In connection with the senior secured credit facility, the Company entered into interest rate swaps to effectively convert a portion of the floating-rate debt into fixed rate debt. During fiscal 2012 and 2011, the Company made interest payments aggregating $183 million and $218 million, respectively, related to the term B-1 loans, term B-3 loans and incremental term B-2 loans portion of this facility, net of related swaps. In addition to paying interest on outstanding principal under the senior secured credit facility, the Company is required to pay a commitment fee of 0.50% per annum in respect of unutilized commitments under the revolver portion of this facility.
As more fully described in Note 20, "Subsequent Event," the senior secured credit facility was further amended on October 29, 2012.
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

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

senior secured multi-currency asset-based revolving credit facility also provides the Company with the right to request up to $100 million of additional commitments under this facility.
On August 8, 2011, the Company amended the terms of its senior secured multi-currency asset-based revolving credit facility to extend its final maturity from October 26, 2013 to October 26, 2016. All other terms and conditions of the senior secured multi-currency asset-based revolving credit facility remained unchanged.
In connection with the acquisition of Radvision, the Company borrowed $60 million under its senior secured multi-currency revolving asset-based credit facility. Following the completion of the acquisition, all amounts borrowed were repaid in full. Borrowings under the senior secured multi-currency asset-based revolving credit facility bear interest at a rate per annum equal to, at the Company's option, either a LIBOR rate or a base rate plus an applicable margin in each case. The applicable margin for borrowings during fiscal 2012 was 1.50% per annum with respect to LIBOR borrowings and 0.50% per annum with respect to base rate borrowings. The interest rate election made was the base rate.
At September 30, 2012 and September 30, 2011, there were no borrowings under this facility. At September 30, 2012 and September 30, 2011 there were $77 million and $75 million, respectively, of letters of credit issued in the ordinary course of business under the senior secured multi-currency asset-based revolving credit facility resulting in remaining availability of $258 million and $252 million, respectively.
As more fully described in Note 20, "Subsequent Event," the senior secured multi-currency revolving asset-based credit facility was further amended on October 29, 2012.
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
The Company’s senior secured credit facility, senior secured multi-currency asset-based revolving credit facility, and indentures governing its senior secured notes, senior unsecured cash-pay notes and senior unsecured PIK toggle notes contain a number of covenants that, among other things and subject to certain exceptions, restrict the Company’s ability and the ability of certain of its subsidiaries to: (a) incur or guarantee additional debt and issue or sell certain preferred stock; (b) pay dividends on, redeem or repurchase capital stock; (c) make certain acquisitions or investments; (d) incur or assume certain liens; (e) enter into transactions with affiliates; (f) merge or consolidate with another company; (g) transfer or otherwise dispose of assets; (h) redeem subordinated debt; (i) incur obligations that restrict the ability of the Company’s subsidiaries to make dividends or other payments to the Company or Parent; and (j) create or designate unrestricted subsidiaries. They also contain customary

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

affirmative covenants and events of default.
As of September 30, 2012 and September 30, 2011, the Company was not in default under its senior secured credit facility, the indenture governing its senior secured notes, the indenture governing its senior unsecured notes or its senior secured multi-currency asset-based revolving credit facility.
The weighted average interest rate of the Company’s outstanding debt as of September 30, 2012 was 6.1% excluding the impact of the interest rate swaps described in Note 10, “Derivatives and Other Financial Instruments.”
Annual maturities of long-term debt for the next five years ending September 30 and thereafter consist of:

In millions
2013	$38
2014	38
2015	1,442
2016	1,542
2017	23
2018 and thereafter	3,046
$6,129
These maturities represent the minimum principal payments owed per year and do not reflect a potential springing of the term B-3 loans to July 26, 2015 as described above or any contingent mandatory principal repayments that may be required upon the Company achieving certain excess cash flow targets, as defined in the senior secured credit facility. In addition, these amounts do not reflect a potential springing of term B-4 loans to July 26, 2015 as described in Note 20, "Subsequent Event."
 Capital Lease Obligations
Included in other liabilities is $24 million and $23 million of capital lease obligations as of September 30, 2012 and 2011, respectively, primarily associated with an office facility.
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
The details of these swaps are as follows:

In millions	Effective Date	Maturity Date	Notional Amount	Floating Rate Received by Avaya	Fixed Rate Paid by Avaya
5-year swap	November 26, 2007	November 26, 2012	$300	3-month LIBOR	4.591%
3-year swap	August 26, 2010	August 26, 2013	750	3-month LIBOR	1.160%
3-year swap	August 26, 2010	August 26, 2013	750	3-month LIBOR	1.135%
Notional amount—Total			$1,800
The following table summarizes the (gains) and losses of the interest rate contracts qualifying and designated as cash flow hedging instruments:

	Fiscal year ended September 30,
In millions	2012	2011	2010
(Gain) Loss on interest rate swaps
Recognized in other comprehensive loss	$(18)	$(23)	$(45)
Reclassified from accumulated other comprehensive loss into interest expense	$25	$42	$76
Recognized in operations (ineffective portion)	$—	$—	$—

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

The Company expects to reclassify approximately $13 million from accumulated other comprehensive loss into expense in the next twelve months related to the Company’s interest rate swaps based on the projected borrowing rates as of September 30, 2012.
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
The gains and (losses) of the foreign currency forward contracts included in other income (expense), net were $(4) million, $(7) million and $27 million for fiscal 2012, 2011 and 2010, respectively.
The notional amount of the Company's financial instruments represents the face amount of the contractual arrangements and the basis on which U.S. dollars are to be exchanged. It is not a measure of market or credit exposure. The following table summarizes these notional amounts that principally represent the equivalent in U.S. dollars for contracts in their respective currencies:

	September 30,
In millions	2012	2011
Indian rupee	$28	$21
Japanese yen	26	24
Chinese yuan	15	10
euros	13	—
British pound sterling	11	45
Canadian dollars	—	28
All other foreign currencies	48	68
	$141	$196
The following table summarizes the estimated fair value of derivatives:

In millions	September 30, 2012			September 30, 2011
Balance Sheet Location	Total	Foreign Currency Forward Contracts	Interest Rate Swaps	Total	Foreign Currency Forward Contracts	Interest Rate Swaps
Other current assets	$2	$2	$—	$1	$1	$—
Other current liabilities	(15)	—	(15)	(26)	(2)	(24)
Other non-current liabilities	—	—	—	(10)	—	(10)
Net Liability	$(13)	$2	$(15)	$(35)	$(1)	$(34)
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

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

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
Asset and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and 2011 were as follows:

	September 30, 2012
	Fair Value Measurements Using
In millions	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Current Assets:
Foreign currency forward contracts	$2	$—	$2	$—
Investments	1	1	—	—
	$3	$1	$2	$—
Other Non-Current Assets:
Investments	$4	$2	$2	$—
Other Current Liabilities:
Interest rate swaps	$15	$—	$15	$—

	September 30, 2011
	Fair Value Measurements Using
In millions	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Current Assets:
Foreign currency forward contracts	$1	$—	$1	$—
Other Non-Current Assets:
Investments	$11	$9	$2	$—
Other Current Liabilities:
Foreign currency forward contracts	$2	$—	$2	$—
Interest rate swaps	24	—	24	—
	$26	$—	$26	$—
Other Non-Current Liabilities:
Interest rate swaps	$10	$—	$10	$—
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

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

Fair Value of Financial Instruments
The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximate carrying values because of the short-term nature of these instruments.
In connection with an acquisition completed by Parent in October 2011, the Company advanced $8 million to Parent in exchange for a note receivable. The note receivable is due October 2014 with interest at 1.63% per annum and is included in other assets in the Company’s Consolidated Balance Sheet. The estimated fair value of the note receivable at September 30, 2012 was $6 million and was determined based on a Level 2 input using discounted cash flow techniques.
The estimated fair values of the amounts borrowed under the Company’s financing arrangements at September 30, 2012 and September 30, 2011 were estimated based on a Level 2 input using quoted market prices for the Company’s debt which is subject to infrequent transactions (i.e. a less active market).
The estimated fair values of the amounts borrowed under the Company’s credit agreements at September 30, 2012 and September 30, 2011 are as follows:

	September 30, 2012		September 30, 2011
In millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior secured term B-1 loans	$1,434	$1,392	$1,449	$1,298
Senior secured term B-3 loans	2,144	1,960	2,165	1,833
Senior secured notes	1,009	938	1,009	854
9.75% senior unsecured cash pay notes due 2015	700	622	700	511
10.125%/10.875% senior unsecured PIK toggle notes due 2015	834	749	834	612
Total	$6,121	$5,661	$6,157	$5,108
12. Income Taxes
The provision for income taxes is comprised of U.S. Federal, state and non-U.S. taxes. A reconciliation of the Company’s loss before income taxes at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	Fiscal years ended September 30,
In millions	2012	2011	2010
Income tax benefit computed at the U.S. Federal statutory rate of 35%	$(117)	$(278)	$(300)
State and local income taxes (benefit), net of federal income tax effect	(3)	3	(3)
Tax differentials on foreign earnings	(16)	106	25
Non-deductible transaction costs	—	—	(6)
Research and experimental credit	—	—	4
Unremitted foreign earnings	51	—	—
Other differences—net	—	13	11
Divestiture of AGC	—	—	13
Audit settlements	18	—	(28)
Tax allocated to other comprehensive income	(56)	—	—
Valuation allowance	131	224	302
Provision for income taxes	$8	$68	$18
In fiscal 2012, the Company recorded a federal and state income tax charge of $62 million to other comprehensive income primarily relating to post-employment benefits. The charge to other comprehensive income and decrease in deferred tax assets resulted in the recording of a $56 million federal and a $6 million state income tax benefit in continuing operations related to the release of the corresponding valuation allowance.
In fiscal 2012, the $131 million of net increase in the valuation allowance relates to a net $9 million decrease in U.S. net deferred tax assets, offset by a $140 million increase in non-U.S. net deferred tax assets, primarily in Germany and Luxembourg. The U.S. decrease is primarily attributable to changes relating to unremitted foreign earnings, other comprehensive income allocations, and utilization of net operating losses. In fiscal 2011, $197 million of the $224 million increase in the valuation allowance relates to net deferred tax assets generated from pre-tax book losses in the U.S. and $27

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

million outside the U.S., primarily in Germany. In fiscal 2010, $233 million of the $302 million increase in the valuation allowance relates to net deferred tax assets generated from pre-tax book tax losses in the U.S. and $69 million outside of the U.S., primarily in Germany.
The following table presents the U.S. and foreign components of loss before income taxes and the provision for income taxes:

	Fiscal years ended September 30,
In millions	2012	2011	2010
LOSS BEFORE INCOME TAXES:
U.S.	$(199)	$(587)	$(647)
Foreign	(137)	(208)	(206)
Loss before income taxes	$(336)	$(795)	$(853)
PROVISION FOR INCOME TAXES:
CURRENT
Federal	$—	$(1)	$(12)
State and local	2	3	—
Foreign	43	69	23
	45	71	11
DEFERRED
Federal	(39)	15	21
State and local	(5)	—	(3)
Foreign	7	(18)	(11)
	(37)	(3)	7
Provision for income taxes	$8	$68	$18
The components of deferred tax assets and liabilities as of September 30, 2012 and 2011 are as follows:

	September 30,
In millions	2012	2011
DEFERRED INCOME TAX ASSETS:
Benefit obligations	$793	$822
Accrued liabilities	69	—
Net operating losses / credit carryforwards	1,110	1,038
Property, plant and equipment	34	26
Other	44	72
Valuation allowance	(1,523)	(1,410)
Gross deferred income tax assets	527	548
DEFERRED INCOME TAX LIABILITIES:
Goodwill and intangible assets	(506)	(672)
Other	(85)	(5)
Accrued liabilities	(79)	(3)
Gross deferred income tax liabilities	(670)	(680)
Net deferred income tax liabilities	$(143)	$(132)
As of September 30, 2012, the Company had tax-effected net operating loss (“NOL’s”) carryforwards of $1,037 million, comprised of $542 million for U.S. Federal, state and local taxes and $495 million for foreign taxes, including $180 million, $255 million and $24 million in Germany, Luxembourg and France, respectively. U.S. Federal and state NOL carryforwards expire through the year 2031, with the majority expiring in excess of 10 years. The majority of foreign NOL carryforwards have no expiration. Additionally, the Company has various other tax credit carry-forwards totaling $73 million. Of this total, $17 million expire within 5 years, $21 million expire between 5 and 15 years and $35 million expire in excess of 15 years.
As a result of the Merger, a significant change in the ownership of the Company occurred which, pursuant to Section 382 of the Internal Revenue Code, will limit on an annual basis the Company's ability to utilize its U.S. Federal NOLs and U.S. Federal tax credits. The Company's NOLs and credits will continue to be available to offset taxable income and tax liabilities (until such NOLs and credits are either used or expire) subject to the Section 382 annual limitation. If the annual limitation amount is

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

not fully utilized in a particular tax year, then the unused portion from that particular tax year will be added to the annual limitation in subsequent years. On June 9, 2011, Parent filed with the Securities and Exchange Commission a registration statement on Form S-1 relating to a proposed initial public offering of its common stock. The Company does not believe that this share issuance will itself, or when aggregated with other prior shareholder ownership changes during the applicable testing period, cause an ownership change that would further limit, on an annual basis, its ability to utilize its current U.S. Federal net operating losses and U.S. Federal tax credits.
In fiscal years 2008 through 2012, the Company has incurred significant book taxable losses in the U.S. The Company also incurred and expects to continue to incur significant interest expense related to its debt and amortization and depreciation expense associated with the Merger and acquisition of NES. As a result of pre-tax losses incurred subsequent to the Merger, as of September 30, 2012, excluding the U.S. deferred tax liabilities on indefinite-lived intangible assets, the Company’s deferred tax assets exceed its deferred tax liabilities in the U.S. and the Company is in a three-year cumulative book taxable loss position in the U.S.
Further, as a result of operational losses and continued business restructuring accruals in Germany, Spain and France as well as intercompany interest expense in Luxembourg, the Company’s subsidiaries in Germany, Luxembourg, Spain and France are in a three-year cumulative book taxable loss position.
In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considered the scheduled reversal of deferred tax assets and liabilities, projected future taxable income, and certain tax planning strategies in making this assessment. Based on this assessment in fiscal 2012, 2011 and 2010, the Company determined that it is more likely than not that the U.S., German, Luxembourg, Spanish and French deferred tax assets will not be realized to the extent they exceed the scheduled reversal of deferred tax liabilities. Accordingly, the Company has provided a valuation allowance against these net deferred tax assets which has and will continue to adversely affect its effective income tax rate.
At September 30, 2012, the valuation allowance of $1,523 million is comprised of $958 million relating to U.S. deferred tax assets and $565 million relating to foreign deferred tax assets for which $260 million, $255 million and $24 million relates to the Company's German, Luxembourg and French subsidiaries, respectively. In fiscal 2012, the Company recorded an increase of $113 million to its valuation allowance. The increase in the valuation allowance is comprised of a $56 million charge included in the provision for income taxes (which includes $131 million charge for federal and international income taxes, $56 million release of valuation allowance associated with federal tax expense on net gains in other comprehensive income and $19 million benefit for state income taxes) and a $57 million change to net deferred tax assets primarily related to other changes in other comprehensive income.
As of September 30, 2012, the Company changed its indefinite reinvestment of undistributed foreign earnings assertion with respect to its non-U.S. subsidiaries. As a result the Company recorded a deferred tax liability of $74 million related to the foreign earnings. The tax charge was partially offset by the release of $57 million of valuation allowance in the U.S., with the residual charge of $17 million relating to non-U.S. taxes. In the future, the Company will continue to evaluate whether or not to indefinitely reinvest future undistributed foreign earnings.
During the fourth quarter of fiscal 2012, the Company recorded a correction to prior year deferred tax assets and liabilities for certain non-U.S. legal entities. This adjustment decreased the provision for income taxes by $9 million. Without this adjustment the Company's provision for income taxes would have been $17 million for the year ended September 30, 2012. The Company evaluated the correction in relation to the current quarter and the year ended September 30, 2012, as well as the periods in which the adjustment originated, and concluded that the adjustment is not material to the current year and any prior quarter or year.
The Company’s policy is to include interest and penalties related to income taxes within the provision for income taxes. Included in the calculation of provision for income taxes in fiscal 2012, 2011 and 2010 is interest expense of $2 million, interest benefit of $1 million and interest benefit of $10 million, respectively. As of September 30, 2012, the Company had gross unrecognized tax benefits (“UTB”) of $248 million. Also, included in non-current liabilities is $9 million relating to audits by state and local and foreign taxing authorities for the periods prior to the Company’s separation from Alcatel-Lucent pursuant to the Tax Sharing Agreement. Further, an additional $37 million for gross interest and penalties relating to these amounts had been classified as non-current liabilities. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in connection with these tax liabilities. The Company files corporate income tax returns with the federal government in the U.S. and with multiple U.S. state and local jurisdictions and non-U.S. tax jurisdictions. In the ordinary course of business these income tax returns will be examined by the tax authorities. The Internal Revenue Service has concluded its examination of the Company’s U.S. Federal income tax returns for fiscal years ended September 30, 2007, 2008 and 2009, including the period from October 1, 2007 through October 26, 2007. The settlement had an inconsequential impact on the tax provision for fiscal 2012. Various state, local, and foreign income tax returns are under examination by taxing authorities for tax years ranging from 2001 through 2011. It is reasonably possible that the total amount of UTB will

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

increase or decrease in the next 12 months as a result of these examinations; however, quantification of an estimated range cannot be made at this time.
The following table summarizes the changes in the gross UTB liability for fiscal 2012, 2011 and 2010:

In millions
Gross UTB balance at October 1, 2009	$233
Additions based on tax positions relating to the period	15
Additions based on tax positions relating to prior periods	12
Settlements with taxing authorities	(70)
Statute of limitations expirations	(5)
Gross UTB balance at September 30, 2010	185
Additions based on tax positions relating to the period	36
Additions based on tax positions relating to prior periods	17
Settlements with taxing authorities	(7)
Statute of limitations expirations	(5)
Gross UTB balance at September 30, 2011	226
Additions based on tax positions relating to the period	28
Change to tax positions relating to prior periods	(1)
Settlements with taxing authorities	(4)
Statute of limitations expirations	(1)
Gross UTB balance at September 30, 2012	$248
13. Benefit Obligations
Pension, Postretirement and Postemployment Benefits
The Company sponsors non-contributory defined benefit pension plans covering a portion of its U.S. employees and retirees, and postretirement benefit plans covering a portion of its U.S. retirees that include healthcare benefits and life insurance coverage. Certain non-U.S. operations have various retirement benefit programs covering substantially all of their employees. Some of these programs are considered to be defined benefit pension plans for accounting purposes.
The Company froze benefit accruals and additional participation in the pension and postretirement plans for its U.S. management employees effective December 31, 2003. On August 28, 2012, the Company approved an amendment to the postretirement plan for its U.S. management employees effective January 1, 2013, to terminate retiree dental coverage and to cease providing medical and prescription drug coverage to a retiree, dependent, or lawful spouse who has attained age 65. The impact of the plan amendment was a $78 million reduction to the accumulated postretirement benefit obligation as of August 31, 2012.
Effective October 12, 2011 and November 18, 2011, the Company entered into a two-year contract extension through June 7, 2014 with the Communications Workers of America (“CWA”) and the International Brotherhood of Electrical Workers (“IBEW”), respectively. The contract extension did not affect the level of pension and postretirement benefits available to U.S. employees of the Company who are represented by the CWA or IBEW (“represented employees”). However, under the terms of the contract extension, the Voluntary Employee Beneficiary Association ("VEBA") trust assets are expected to be exhausted in 2016, at which time represented participants will be required to contribute toward these benefits in order to maintain the same coverage. Under these circumstances, it is expected that a portion of the participants will opt-out of coverage. The Company has revised its actuarial assumptions to reflect this expectation, which resulted in a $50 million reduction to the accumulated postretirement benefit obligation as of September 30, 2012.
The Company's general funding policy with respect to the qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations, or to directly pay benefits where appropriate. Contributions to the U.S. pension plans in fiscal 2012 and 2011 consisted of payments of $6 million and $6 million for certain pension benefits that were not pre-funded, and cash contributions of $95 million and $69 million to satisfy the minimum statutory funding requirements, respectively. In fiscal 2013, the Company estimates that it will make contributions of $7 million for certain U.S. pension benefits that are not pre-funded, $102 million to satisfy the minimum statutory funding requirements in the U.S. and $27 million for non-U.S. plans.
Most post-retirement medical benefits are not pre-funded. Consequently, the Company makes payments directly to the claims

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

administrator as retiree medical benefit claims are disbursed. These payments are funded by the Company up to the maximum contribution amounts specified in the plan documents and contract with the CWA and IBEW, and contributions from the participants, if required. In addition to these payments, in compliance with the terms of the contract with the CWA and IBEW, at the beginning of each calendar year 2010 through 2012, the Company contributed an additional $5 million to the represented employees' post-retirement health trust to fund retirement medical benefits for the U.S. represented employees. At the end of each calendar year, any unused portion of the contributions is carried forward to offset the subsequent year's retiree medical and dental costs, if any, which would otherwise be the obligation of the retirees. In fiscal 2013, the Company estimates payments for retiree medical and dental benefits will total $49 million.
A reconciliation of the changes in the benefit obligations and fair value of assets of the defined benefit pension and postretirement plans, the funded status of the plans, and the amounts recognized in the Consolidated Balance Sheets is provided in the table below:

	Pension Benefits U.S.		Pension Benefits Non-U.S.		Postretirement Benefits
	September 30,		September 30,		September 30,
In millions	2012	2011	2012	2011	2012	2011
CHANGE IN BENEFIT OBLIGATION
Benefit obligation as of beginning of period	$3,323	$3,130	$479	$522	$702	$675
Liability assumed in the Acquisitions	—	—	3	—	—	—
Service cost	6	6	7	9	3	3
Interest cost	149	150	22	23	30	31
Employee contributions	—	—	—	—	15	15
Amendments	—	—	—	—	(78)	—
Actuarial loss (gain)	288	260	96	(56)	(27)	57
Benefits paid	(225)	(223)	(21)	(20)	(79)	(79)
Exchange rate movements	—	—	(18)	(5)	—	—
Curtailments, settlements and other	1	—	3	6	(2)	—
Benefit obligation as of end of period	$3,542	$3,323	$571	$479	$564	$702
CHANGE IN PLAN ASSETS
Fair value of plan assets as of beginning of period	$2,099	$2,046	$37	$39	$137	$134
Asset assumed in the Acquisitions	—	—	3	—	—	—
Actual return on plan assets	296	201	7	(2)	22	3
Employer contributions	101	75	22	21	58	63
Employee contributions	—	—	—	—	15	15
Benefits paid	(225)	(223)	(21)	(20)	(79)	(79)
Exchange rate movements	—	—	(1)	(1)	—	—
Settlements and other	—	—	—	—	—	1
Fair value of plan assets as of end of period	$2,271	$2,099	$47	$37	$153	$137
AMOUNT RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSISTS OF:
Noncurrent assets	$—	$—	$—	$—	$—	$—
Accrued benefit liability, current	(7)	(7)	(25)	(23)	(51)	(63)
Accrued benefit liability, noncurrent	(1,264)	(1,217)	(499)	(419)	(360)	(502)
Net amount recognized	$(1,271)	$(1,224)	$(524)	$(442)	$(411)	$(565)
AMOUNT RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS (PRE-TAX) CONSISTS OF:
Net prior service cost (credit)	$6	$8	$—	$—	$(87)	$(8)
Net actuarial loss	1,211	1,148	104	14	116	164
Net amount recognized	$1,217	$1,156	$104	$14	$29	$156
In connection with the acquisition of Radvision in fiscal 2012, the Company assumed a defined benefit pension plan consisting of a projected benefit obligation and plan assets both valued at $3 million as of the acquisition date. Also, as a result of restructuring initiatives during fiscal 2012, the U.S. pension and postretirement plans for represented employees, and certain non-U.S. pension plans experienced a curtailment.

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

The following table provides the accumulated benefit obligation for all defined benefit pension plans and information for pension plans with an accumulated benefit obligation in excess of plan assets:

	U.S. Plans		Non - U.S. Plans
	September 30,		September 30,
In millions	2012	2011	2012	2011
Accumulated Benefit Obligation for all plans	$3,542	$3,323	$554	$464
Plans with Accumulated Benefit Obligation in Excess of Plan Assets
Projected Benefit Obligation	$3,542	$3,323	$528	$443
Accumulated Benefit Obligation	3,542	3,323	517	436
Fair Value of Plan Assets	2,271	2,099	8	3
Estimated future benefits expected to be paid in each of the next five fiscal years, and in aggregate for the five fiscal years thereafter, are presented below:

	Pension Benefits		Other Benefits	Federal Prescription Drug Subsidy Receipts
In millions	US	Non-U.S.
2013	$212	$25	$53	$2
2014	212	25	49	2
2015	212	25	46	2
2016	212	26	42	3
2017	212	26	38	3
2018—2022	1,059	144	157	21
Total	$2,119	$271	$385	$33
The components of net periodic benefit cost (credit) for the pension plans are provided in the table below:

	Pension Benefits - U.S.			Pension Benefits - Non-U.S.
	Year ended September 30,			Year ended September 30,
In millions	2012	2011	2010	2012	2011	2010
Components of net periodic benefit cost (credit)
Service cost	$6	$6	$8	$7	$9	$9
Interest cost	149	150	160	22	23	23
Expected return on plan assets	(171)	(174)	(183)	(2)	(2)	(2)
Amortization of unrecognized prior service cost	1	1	1	—	—	—
Amortization of previously unrecognized net actuarial loss	101	64	33	—	1	—
Curtailment, settlement loss	2	—	—	3	7	1
Net periodic benefit cost	$88	$47	$19	$30	$38	$31
 The components of net periodic benefit cost (credit) for the postretirement plans are provided in the table below:

	Postretirement Benefits - U.S.
	Year ended September 30,
In millions	2012	2011	2010
Components of net periodic benefit cost (credit)
Service cost	$3	$3	$4
Interest cost	30	31	37
Expected return on plan assets	(11)	(11)	(12)
Amortization of unrecognized prior service cost	1	4	5
Amortization of previously unrecognized net actuarial loss	8	2	1
Net periodic benefit cost	$31	$29	$35

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

Other changes in plan assets and benefit obligations recognized in other comprehensive loss are provided in the table below:

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits - U.S.
	Year ended September 30,		Year ended September 30,		Year ended September 30,
In millions	2012	2011	2012	2011	2012	2011
Net loss (gain)	$165	$234	$94	$(46)	$(40)	$64
Prior service cost (credit)	—	—	—	—	(78)	—
Amortization of prior service cost (credit)	(1)	(1)	—	—	(1)	(4)
Amortization of net loss (gain)	(101)	(64)	—	(1)	(8)	(2)
Prior service cost (credit) and net loss (gain) recognition due to curtailment	(2)	—	(3)	(7)	—	—
Total recognized in other comprehensive loss	$61	$169	$91	$(54)	$(127)	$58
Total recognized in net periodic benefit cost and other comprehensive loss	$149	$216	$121	$(16)	$(96)	$87
The estimated amounts to be amortized from accumulated other comprehensive income/loss into net periodic benefit cost during fiscal 2013 are provided in the table below:

In millions	Pension Benefits - US	Pension Benefits - Non-US	Postretirement Benefits
Amortization of prior service cost	$1	$—	$(15)
Recognized net actuarial loss	126	5	7
	$127	$5	$(8)
The weighted average assumptions used to determine the benefit obligation for the pension and postretirement plans are provided in the table below:

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011
Weighted-average assumptions used to determine benefit obligations
Discount rate	3.94%	4.65%	3.61%	4.99%	3.81%	4.58%
Rate of compensation increase	4.00%	4.00%	3.37%	3.37%	4.00%	4.00%
The weighted average assumptions used to determine the net periodic benefit cost for the pension and postretirement plans are provided in the tables below:

	Pension Benefits - U.S.			Pension Benefits - Non-U.S.
	Year ended September 30,			Year ended September 30,
	2012	2011	2010	2012	2011	2010
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	4.65%	4.95%	5.65%	4.99%	4.34%	5.55%
Expected return on plan assets	8.50%	8.50%	8.50%	5.11%	4.12%	5.28%
Rate of compensation increase	4.00%	4.00%	4.00%	3.37%	3.28%	3.29%

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

	Postretirement Benefits
	Year ended September 30,
	2012	2011	2010
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	4.58%	4.85%	5.50%
Expected return on plan assets	7.50%	7.50%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%
The discount rate is subject to change each year, consistent with changes in rates of return on high-quality fixed-income investments currently available and expected to be available during the expected benefit payment period. As of September 30, 2012, the Company selects the assumed discount rate for its U.S. pension and postretirement plans by applying the rates from the AonHewitt AA Only and AonHewitt AA Only Above Median yield curves to the expected benefit payment streams and develops a rate at which it is believed the benefit obligations could be effectively settled. Previously, the Company applied rates from the Citigroup Pension Discount Curve and the Citigroup Above Median Pension Discount Curve. The Company follows a similar process for its non-U.S. pension plans by applying the published iBoxx indices. Based on the published rates as of September 30, 2012, the weighted average discount rate for fiscal 2013 is 3.94% for the U.S. pension plans, 3.61% for the non-U.S. pension plans, and 3.81% for the postretirement plans, a decrease of 71 basis points, 138 basis points and 77 basis points, respectively, from the rates used as of September 30, 2011. As of September 30, 2012, this had the effect of increasing the U.S. pension benefit obligation, non-U.S. pension benefit obligation, and accumulated postretirement benefit obligation by approximately $272 million, $106 million, and $38 million, respectively. For fiscal 2013, this has the effect of increasing the U.S. pension and postretirement service cost by less than $1 million.
The expected long-term rate of return on U.S. pension and postretirement plan assets is selected by applying forward-looking capital market assumptions to the strategic asset allocation approved by the governing body for each plan. The forward‑looking capital market assumptions are developed by an investment adviser and reviewed by the Company for reasonableness. The return and risk assumptions consider such factors as anticipated long-term performance of individual asset classes, risk premium for active management based on qualitative and quantitative analysis, and correlations of the asset classes that comprise the asset portfolio.
Based on an analysis of the U.S. qualified pension plans completed in fiscal 2012, the expected long-term rate of return for fiscal 2013 is 8.0%, a reduction of 50 basis points from fiscal 2012. A 25 basis point change in the expected long-term rate of return will result in approximately a $5 million change in pension expense.
Based on an analysis of the postretirement plans completed in fiscal 2012, the expected long-term rate of return for fiscal 2013 is 7.0%, a reduction of 50 basis points from fiscal 2012. A 25 basis point change in the expected long-term rate of return will result in a change in postretirement expense of less than $1 million.
The assumed health care cost trend rates for postretirement benefit plans were as follows:

	September 30, 2012	September 30, 2011
Health care cost trend rate assumed for next year	8.4%	8.9%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%	5.5%
Year that the rate reaches the ultimate trend rate	2020	2019
The Company’s cost for postretirement healthcare claims is capped and the projected postretirement healthcare claims exceed the cap. Therefore, postretirement healthcare trend rates have no effect on the amounts reported for the postretirement health care plan. As of September 30, 2012, neither a one-percentage-point increase nor a one-percentage-point decrease in the Company’s healthcare cost trend rates would have any impact on the postretirement benefit obligation and the service and interest cost components of net periodic benefit cost.

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

The weighted-average asset allocation of the pension and postretirement plans by asset category and target allocation is as follows:

	Pension Plan Assets - U.S.			Pension Plan Assets - Non-U.S.		Postretirement Plan Assets
	September 30,		Long-term Target	September 30,		September 30,		Long-term Target
Asset Category	2012	2011		2012	2011	2012	2011
Equity Securities	24%	24%	30%	7%	8%	53%	52%	55%
Debt Securities	47%	42%	39%	76%	71%	47%	48%	45%
Hedge Funds	9%	9%	10%	—%	—%	—%	—%	—%
Private Equity	6%	7%	7%	—%	—%	—%	—%	—%
Real Estate	3%	3%	3%	—%	—%	—%	—%	—%
Commodities	2%	1%	3%	—%	—%	—%	—%	—%
Other (1)	9%	14%	8%	17%	21%	—%	—%	—%
Total	100%	100%	100%	100%	100%	100%	100%	100%

(1)
The Other category for U.S. pension plan assets includes cash/cash equivalents and derivative financial instruments. The Other category for non-U.S. pension assets includes insurance contracts with a guaranteed interest credit.

The Company's asset investment strategy focuses on maintaining a diversified portfolio of professionally managed assets designed to optimize returns subject to a prudent level of risk. Risk management practices include diversification across asset classes and investment styles and periodic rebalancing toward asset allocation targets. An asset-liability study is performed on an annual basis for the pension plans, and on an as-necessary basis for the postretirement plans, to determine the optimal asset mix to meet future benefit obligations. The most recent asset-liability studies were completed in fiscal 2012 for the pension plans and fiscal 2010 for the postretirement plans.
As part of the Company's investment and risk management strategy, the U.S. pension plans enter into both derivatives and long bond portfolios to minimize their sensitivity to interest rate movements. The derivative financial instruments used in support of the interest rate risk management investment strategy include forwards, futures, swaptions and swaps. The use of derivative financial instruments for speculative purposes is prohibited by the Company's investment policy.
Also, as part of the Company's investment strategy, the U.S. pension plans invest in hedge funds, real estate funds, private equity and commodities to provide additional uncorrelated returns. All funds are broadly diversified to minimize exposure to any one specific investment.
The fair value of plan assets is determined by the trustee, and reviewed by the Company, using unadjusted quoted prices in an active market (classified as Level 1 within the fair value hierarchy) when available. Assets for which quoted market prices are not available are valued using other observable valuation inputs (classified as Level 2 within the fair value hierarchy) when available. Level 2 inputs include quoted prices for similar assets in an active market, quoted prices for identical or similar assets in an inactive market, and observable inputs other than quoted prices such as reported trades, unadjusted broker/dealer quotes, etc. Assets for which neither quoted prices nor sufficient observable market data is available are valued using unobservable inputs (classified as Level 3 within the fair value hierarchy). Typically, an unobservable input is the value provided by a limited partnership, which is reviewed for reasonableness based on benchmark performance and review of audited financial statements when available. Because of the inherent uncertainty of valuation, estimated fair values may differ significantly from the fair values that would have been used had quoted prices in an active market existed.

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

The following tables summarize the fair value of the U.S. pension plans assets by asset class:

	Fair Value Measurements of U.S. Pension Assets as of September 30, 2012
In millions	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$—	$19	$—	$19
U.S. Government debt securities (b)	—	283	—	283
Corporate debt securities (c):
Investment grade	—	311	5	316
Other debt securities	—	9	—	9
Equity securities (d):
U.S. large/mid-cap	65	—	—	65
U.S. small cap	26	—	—	26
Non-U.S. equity	70	—	—	70
Real estate (e)	—	7	70	77
Private equity (f)	—	—	123	123
Investment funds (g):
Cash and cash equivalents	—	134	—	134
Investment grade corporate debt	—	312	—	312
High-yield debt	40	41	—	81
Emerging market debt	—	76	—	76
U.S. equity	—	163	—	163
Non-U.S. equity	—	132	—	132
Emerging market equity	—	88	—	88
Multi-strategy hedge funds (h)	—	165	29	194
Commodities (i)	—	52	—	52
Derivative instruments (j)	—	65	—	65
Other plan assets (liabilities)	—	(14)	—	(14)
Total plan assets at fair value	$201	$1,843	$227	$2,271

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

	Fair Value Measurements of U.S. Pension Assets as of September 30, 2011
In millions	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$—	$50	$—	$50
U.S. Government debt securities (b)	—	225	—	225
Corporate debt securities (c):
Investment grade	—	227	4	231
Other debt securities	—	8	—	8
Equity securities (d):
U.S. large/mid-cap	74	—	—	74
U.S. small cap	39	—	—	39
Non-U.S. equity	60	—	—	60
Real estate (e)	—	7	61	68
Private equity (f)	—	—	148	148
Investment funds (g):
Cash and cash equivalents	—	207	—	207
Investment grade corporate debt	—	270	—	270
High-yield debt	34	35	—	69
Emerging market debt	—	81	—	81
U.S. equity	—	143	—	143
Non-U.S. equity	—	113	—	113
Emerging market equity	—	73	—	73
Multi-strategy hedge funds (h)	—	166	13	179
Commodities (i)	—	26	—	26
Derivative instruments (j)	1	59	—	60
Other plan assets (liabilities)	—	(25)	—	(25)
Total plan assets at fair value	$208	$1,665	$226	$2,099

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

(e)
Includes open ended real estate commingled funds, close ended real estate limited partnerships, and insurance company separate accounts that invest primarily in U.S. office, lodging, retail and residential real estate. The insurance company separate accounts and the commingled funds account for their portfolio of assets at fair value and calculate the net asset value per share/unit (“NAV”) on either a monthly or quarterly basis. Shares can be redeemed at the NAV on a quarterly basis, provided a written redemption request is received in advance (generally 45 - 90 days) of the redemption date. Therefore, the undiscounted NAV is used as the fair value measurement. For limited partnerships, the fair value of the underlying assets and the capital account for each investor is determined by the General Partner (“GP”). The valuation techniques used by the GP generally consist of unobservable inputs such as discounted cash flow analysis, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties. The

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

partnerships are typically funded over time as capital is needed to fund asset purchases, and distributions from the partnerships are received as the partnerships liquidate their underlying asset holdings. Therefore, the life cycle for a typical investment in a real estate limited partnership is expected to be approximately 10 years from initial funding.

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

(g)
Includes open-end funds and unit investment trusts that invest in various asset classes including: U.S. corporate debt, emerging market debt, U.S. equity and non-U.S equity. The funds and trusts account for their portfolio of assets at fair value and calculate the NAV of the fund on either a daily or monthly basis, and shares can be redeemed at the NAV. Therefore, the undiscounted NAV as reported by the funds is used as the fair value measurement.

(h)
Includes hedge fund of funds and hedge funds that pursue multiple strategies to diversify risks and reduce volatility. The funds account for their portfolio of assets at fair value and calculate the NAV of their fund on a monthly basis. The funds limit the frequency of redemptions to manage liquidity and protect the interests of the fund and its shareholders. Several of the funds, with a fair value totaling $16 million as of September 30, 2012, are in the process of liquidation and cannot provide an estimate as to when the liquidation will be completed. However, since trades (purchases and redemptions) are executed using the NAV as calculated on the trade date, the undiscounted NAV as reported by the fund is used as the fair value measurement.

(i)
Consists of partnership interests in limited liability companies (“LLC”) that invest in long-only, unleveraged portfolios of exchange-traded, U.S. dollar-denominated futures and forward contracts in tangible commodities. The NAV of each LLC is determined at the end of each month. The underlying futures and forward contracts are valued based upon the settlement price on the exchanges where they are traded, and where there is no settlement price, value is based upon the last trade price. An investor can withdraw all or any portion of its capital account effective as of the last day of the calendar month.

(j)
Includes futures, options and swap agreements. Futures and options are generally valued using the last trade price at which a specific contract/security was last traded on the primary exchange, which is provided by a contracted vendor. If pricing is not available from the contracted vendor, then pricing is obtained from other sources such as Bloomberg, broker bid, ask/offer quotes or the investment manager. Swaps and Swaptions are generally valued by one of several contracted pricing vendors who use inputs such as interdealer broker rates and benchmark yields to create a swap yield curve and determine price based on the terms of the swap. If pricing is not available through one of the contracted vendors, then pricing is obtained from another source such as the investment manager, who obtains the mark -to-market value from the counterparty and applies this value to the current face of the trade to determine price.

The following tables summarize the changes in fair value of Level 3 U.S. pension plan assets:

	Level 3 U.S. Pension Plan Asset Activity
	Fiscal year ended September 30, 2012
In millions	Corporate Debt Securities	Real Estate	Private Equity	Hedge Funds	Total
Balance at October 1, 2011	$4	$61	$148	$13	$226
Realized gains/(losses)	—	—	(11)	1	(10)
Unrealized gains/(losses) relating to investments still held at the end of the period	1	6	17	(1)	23
Purchases, sales and settlements (net)	—	2	(31)	16	(13)
Transfers in/(out)	—	1	—	—	1
Balance at September 30, 2012	$5	$70	$123	$29	$227

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

	Level 3 U.S. Pension Plan Asset Activity
	Fiscal year ended September 30, 2011
In millions	Corporate Debt Securities	Real Estate	Private Equity	Hedge Funds	Total
Balance at October 1, 2010	$4	$42	$150	$31	$227
Realized gains/(losses)	4	(1)	10	—	13
Unrealized gains relating to investments still held at the end of the period	—	7	25	2	34
Purchases, sales and settlements (net)	(4)	13	(37)	(20)	(48)
Transfers in/(out)	—	—	—	—	—
Balance at September 30, 2011	$4	$61	$148	$13	$226
The following table summarizes the fair value of the non-U.S. pension plan assets by asset class:

	Fair Value Measurements of Non-U.S. Pension Assets as of September 30, 2012
In millions	Level 1	Level 2	Level 3	Total
Investment funds:
Equity securities	$—	$3	$—	$3
Debt securities	—	1	—	1
Insurance contracts (a)	—	43	—	43
Total plan assets at fair value	$—	$47	$—	$47

	Fair Value Measurements of Non-U.S. Pension Assets as of September 30, 2011
In millions	Level 1	Level 2	Level 3	Total
Insurance contracts (a)	$—	$37	$—	$37

(a)
Most non-U.S. pension plans are funded through insurance contracts, which provide for a guaranteed interest credit, and a profit-sharing adjustment based on the actual performance of the underlying investment assets of the insurer. The fair value of the contract is determined by the insurer based on the premiums paid by the Company plus interest credits plus the profit-sharing adjustment less benefit payments. The underlying assets of the insurer are invested in compliance with local rules or law, which tend to require a high allocation to fixed income securities. For example, in the Netherlands, where the pension plan assets account for 74% of the Company's total non-U.S. pension assets, the insurer's underlying asset allocation at September 30, 2012 was 100% bonds.

The following table summarizes the fair value of the postretirement plans assets by asset class:

	Fair Value Measurements of Postretirement Assets as of September 30, 2012
In millions	Level 1	Level 2	Level 3	Total
Investment funds:
Blended asset fund (a)	$10	$—	$—	$10
Group life insurance contracts (b)	—	143	—	143
Total plan assets at fair value	$10	$143	$—	$153

	Fair Value Measurements of Postretirement Assets as of September 30, 2011
In millions	Level 1	Level 2	Level 3	Total
Investment funds:
Blended asset fund (a)	$11	$—	$—	$11
Group life insurance contracts (b)	—	126	—	126
Total plan assets at fair value	$11	$126	$—	$137

(a)
An investment in a broadly diversified registered investment company (mutual fund). As of September 30, 2012, the fund asset allocation was approximately 70% fixed income securities, 21% U.S. equity, and 9% non-U.S. equity. The fund values its security holdings each business day as of the close of regular trading on the New York Stock Exchange and computes a NAV by dividing the total fair value of its assets minus liabilities by the number of fund shares outstanding. The fair value of the Plan's investment in the fund is calculated by multiplying the NAV by the number of shares held by

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

the Plan.

(b)
The group life insurance contracts are held in a reserve of an insurance company that provides for investment of pre-funding amounts in a family of pooled separate accounts. The fair value of each group life insurance contract is primarily determined by the value of the units it owns in the pooled separate accounts that back the policy. Each of the pooled separate accounts provides a unit NAV on a daily basis, which is based on the fair value of the underlying assets owned by the account. The postretirement plans can transact daily at the unit NAV without restriction. As of September 30, 2012, the asset allocation of the pooled separate accounts in which the contracts invest was approximately 30% U.S. government debt securities, 30% U.S. equity securities, 25% non-U.S. equity securities and 15% corporate debt securities.

Multi-employer Pension Plan
In connection with the Acquisition, the Company retained certain U.S. employees of NES that are covered by a multi-employer pension plan. Company contributions to this plan during fiscal 2012 and 2011 and the period from December 19, 2009 through September 30, 2010 were less than $1 million.
Savings Plans
Substantially all of the Company’s U.S. employees are eligible to participate in savings plans sponsored by the Company. The plans allow employees to contribute a portion of their compensation on a pre-tax and after-tax basis in accordance with specified guidelines. Avaya matches a percentage of employee contributions up to certain limits. From March 1, 2009 through March 31, 2010, the Company suspended its contributions to all non-represented employees. Pursuant to a 2009 agreement, the Company suspended its contributions to all represented employees during the period January 1, 2010 through December 31, 2010. The Company’s expense related to these savings plans was $18 million in fiscal 2012 and 2011 and $5 million in fiscal 2010.
14. Share-based Compensation
Post-Merger Equity Incentive Plan
The Avaya Holdings Corp. Amended and Restated 2007 Equity Incentive Plan (“2007 Plan”) governs the issuance of equity awards, including restricted stock units and stock options, to eligible plan participants. Key employees, directors, and consultants of the Company may be eligible to receive awards under the 2007 Plan. Each stock option, when vested and exercised, and each restricted stock unit, when vested, entitles the holder to receive one share of the Parent’s common stock, subject to certain restrictions on their transfer and sale as defined in the 2007 Plan and the related award agreements. As of September 30, 2012, the Parent had authorized the issuance of up to 49,848,157 shares of its common stock under the 2007 Plan, in addition to 2,924,125 shares underlying the continuation awards described below.
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

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

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
In November 2009, the Board approved a stock option exchange program through which individuals holding stock options having exercise prices of $5.00 and $3.80 per share could exchange them on a one-option-for-one-option basis, for replacement options with an exercise price of $3.00 per share, the fair market value (as defined under the 2007 Plan) of the underlying shares at the time of exchange, and with new vesting terms. The replacement options issued to participants in the exchange program include time-based and market-based multiple-of-money options. The time-based options vest ratably over four years following the date of exchange. The multiple-of-money options vest upon the achievement of defined returns on the Sponsors’ initial investment in the Parent. The exchange offer was closed on November 16, 2009 and 28,595,000 options were tendered for exchange and have an effective exchange date of November 17, 2009. 2,295,000 stock options were not tendered in the exchange offer. The Company has treated the stock option exchange as a modification of the terms of the options tendered for exchange. For financial reporting purposes, compensation expense equal to the incremental fair value for all unvested and modified options is recognized as these options vest. The incremental fair value of the modification was determined as the difference in the fair value of each option immediately before and after the modification using the CRR binomial model (discussed below). The unrecognized incremental compensation related to the time-based options as a result of the modification is $3 million and is recognized over the four-year vesting period which began November 17, 2009. Compensation expense relative to the multiple-of-money options must be recognized upon the occurrence of a triggering event (e.g., sale or initial public offering of Parent).
During fiscal 2012, the Company granted 3,745,464 time-based and 2,016,789 multiple-of-money options in the ordinary course of business. During fiscal 2011, the Company granted 4,465,500 time-based and 2,404,500 multiple-of-money options in the ordinary course of business.
In conjunction with the NES acquisition and to provide employee retention during the integration of NES, the Company granted 7,445,750 time-based and 2,574,250 multiple-of-money options to purchase common stock of the Parent to certain key employees of Avaya and to certain key employees of NES who became employees of Avaya upon completion of the Acquisition. In addition, during fiscal 2010, the Company granted 5,138,250 time-based and 2,766,750 multiple-of-money options in the ordinary course of business.
5,850,000 time-based options granted during fiscal 2010 (excluding stock options issued in the exchange offer) vested 20% on December 18, 2009, the date on which the closing of the NES acquisition was completed, and will vest 20% annually thereafter for the following four years. All other time-based options granted on or subsequent to November 17, 2009 (excluding stock options issued in the exchange offer) vest over their performance periods, generally four years. Compensation expense related to time-based options equal to the fair value of the option measured on the grant date is recognized utilizing graded attribution over the requisite service period.
As is the case with multiple-of-money options issued in the exchange offer, all other multiple-of-money options granted on or subsequent to November 17, 2009 vest upon the achievement of defined returns on the Sponsors’ initial investment in the Parent and the related compensation expense must be recognized upon the occurrence of a triggering event (e.g., sale or initial public offering of Parent).
For fiscal 2012, 2011, and 2010 (excluding stock options issued in the exchange offer), the weighted-average grant-date fair value of options granted during the year was $1.68, $1.27, and $1.23, respectively. The fair value of option awards is determined at the date of grant utilizing the Cox-Ross-Rubinstein (“CRR”) binomial option pricing model which is affected by the fair value of the Parent’s common stock as well as a number of complex and subjective assumptions. Expected volatility is based primarily on a combination of the Company’s peer group’s historical volatility and estimates of implied volatility of the Company’s peer group. The risk-free interest rate assumption was derived from reference to the U.S. Treasury Spot rates for the expected term of the stock options. The dividend yield assumption is based on the Parent’s current intent not to issue a dividend under its dividend policy. The expected holding period assumption was estimated based on the Company’s historical experience. The underlying assumptions used in the valuation were as follows:

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

	Five months ended September 30, 2012	Seven months ended April 30, 2012	Four months ended September 30, 2011	Six months ended March 31, 2011	Fiscal 2010
Exercise price	$4.00	$4.40	$4.40	$3.00	$3.00
Stock price	$4.00	$4.40	$4.40	$3.00	$3.00
Term	5 years	5 years	5 years	5 years	5 years
Volatility	52.22%	55.91%	48.55%	47.82%	51.01%
Risk-free rate	0.75%	0.92%	1.48%	1.64%	2.28%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%
For fiscal 2012, 2011, and 2010, the Company recognized share-based compensation associated with these options of $5 million, $10 million, and $16 million, respectively, which is included in costs and operating expenses. At September 30, 2012, there was $8 million of unrecognized share-based compensation that the Company expects to recognize as expense over the next three to four years associated with 2007 Plan options. The expected expense does not include any compensation associated with the multiple-of-money and EBITDA awards. At September 30, 2012 there are 11,312,926 vested and exercisable options outstanding with a weighted average exercise price of $3.10, a fair value at the date of grant of $22 million, an intrinsic value of $11 million, and a weighted average remaining contractual term of 7 years. At September 30, 2012, exercisable options and unvested time-based options that are expected to vest aggregate to 24,605,846, have a weighted average exercise price of $3.27, a fair value at the date of grant of $48 million, an intrinsic value of $20 million, and a weighted average remaining contractual term of 8 years.
During fiscal 2012, and 2011, 1,093,806 and 54,609 options were exercised with an intrinsic value of $1 million and less than $1 million, respectively. There were no options exercised during fiscal 2010.
 The following table summarizes option awards under the 2007 Plan (excluding the continuation options, as discussed below):

Options (in 000s)	Time-based	EBITDA	Multiple-of- Money	Total	Weighted Average Exercise Price	Fair Value at Date of Grant (in 000s)
Outstanding—October 1, 2011	29,103	96	14,397	43,596	$3.11	67,554
Granted	3,745	—	2,017	5,762	$4.22	9,696
Exercised	(1,094)	—	—	(1,094)	$3.00	(2,067)
Forfeited	(5,991)	(14)	(3,911)	(9,916)	$3.14	(14,064)
Outstanding—September 30, 2012	25,763	82	12,503	38,348	$3.28	61,119
Restricted Stock Units
The Company has issued restricted stock units (“RSUs”) each of which represents the right to receive one share of the Parent’s common stock when fully vested. The fair value of the common stock underlying the RSUs was estimated by the Board of Directors at the date of grant.
2012 Awards
During fiscal 2012, the Company awarded 1,533,389 RSUs in the ordinary course of business. The fair market value of these awards (as defined under the 2007 Plan) at the date of grant was $4.40 per share for RSUs awarded prior to May 2012 and $4.00 per share for RSUs awarded subsequent to May 2012.
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
On December 5, 2011, the Compensation Committee approved a plan to provide incentives to certain executive officers of the Company to continue to grow revenue in fiscal 2012 (the “2012 Sales Incentive Program”). Under the terms of the 2012 Sales Incentive Program, effective December 6, 2011 the committee approved a grant to each program participant of the conditional right to receive a number of RSUs under Parent’s 2007 Plan upon the achievement of certain revenue objectives. All RSUs awarded under the 2012 Sales Incentive Program were to be based upon the fair market value of Parent’s common stock on the

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

date of grant. During the fiscal year ended September 30, 2012 certain executive officers were granted the opportunity to receive up to 329,545 RSUs under the 2012 Sales Incentive Program.
On February 16, 2012, the Compensation Committee approved amendments to the 2012 Sales Incentive Program with respect to all participants to set certain revenue targets and to reduce certain other revenue targets previously established. All other terms and conditions of the 2012 Sales Incentive Program remained unchanged.
Because the targets under the 2012 Sales Incentive Plan were not achieved in fiscal 2012, no RSU awards granted under the 2012 Sales Incentive Program will vest, and no compensation expense has been recognized.
2011 Awards
During fiscal 2011, the Company awarded 305,000 RSUs in the ordinary course of business. The fair market value of these awards (as defined under the 2007 Plan) at the date of grant was $3.00 per share for RSUs awarded prior to May 2011 and $4.40 per share for RSUs awarded subsequent to May 2011.
2010 Awards
In November 2009, the Company granted to its former Chief Financial Officer, Anthony Massetti, in connection with his offer of employment 150,000 RSUs, which vest 50% on the first anniversary of the grant date and 25% on each of the second and third anniversaries of the grant date. In accordance with the terms of this grant, following Mr. Massetti’s termination of employment, Parent has the right to purchase from him shares issued on the vesting of these RSUs at a purchase price per share equal to the greater of the fair market value of a share of Parent common stock or $13.00. Further, (i) if Mr. Massetti’s employment is terminated other than for cause, (ii) if he voluntarily resigns for good reason or (iii) upon his death or disability, Mr. Massetti has the right to require Parent to purchase from him any and all of the shares of common stock subject to his vested RSUs at a purchase price per share equal to the greater of the fair market value of a share of Parent common stock and $13.00. If Mr. Massetti exercises this right, then Parent will have the right to defer the payment to a change in control event, as defined in the 2007 Plan. At September 30, 2012, the estimated fair value of each of Mr. Massetti’s RSUs was $13.00.
In addition, during fiscal 2010, the Company awarded 345,000 RSUs in the ordinary course of business. The fair value of these awards (as defined under the 2007 Plan) at the date of grant was $3.00 per share.
For fiscal 2012, 2011, and 2010, the Company recognized compensation expense associated with RSUs of $3 million, $2 million and $3 million, respectively.
As of September 30, 2012, there was $6 million of unrecognized share based compensation associated with RSUs that the Company expects to recognize as expense through September 2016. The following table summarizes the RSUs granted under the 2007 Plan:

Nonvested Shares	Shares
Non-vested shares at October 1, 2009	740,789
Granted	495,000
Forfeited	(15,000)
Vested	(295,000)
Non-vested shares at September 30, 2010	925,789
Granted	305,000
Forfeited	(65,789)
Vested	(432,500)
Non-vested shares at September 30, 2011	732,500
Granted	1,956,115
Forfeited	(220,682)
Vested	(547,046)
Non-vested shares at September 30, 2012	1,920,887

Continuation Awards
Following the closing of the Merger, fully vested options to purchase shares of the Predecessor Company held by certain members of management that were not exercised before the Merger were substituted for fully-vested stock options to purchase 1,592,970 shares of Parent common stock having the same intrinsic value of $6 million (“continuation options”). The continuation options have an exercise price of $1.25 and have an average remaining life of 0.9 years. As of September 30,

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

2012, 1,163,209 of these continuation options had been exercised, with the remaining 429,761 continuation options still outstanding.
Additionally, following the closing of the Merger, fully vested performance based RSUs of the Predecessor Company held by certain members of management were substituted for 1,331,155 fully-vested RSUs of Parent, having the same intrinsic value of $7 million (“continuation units”). During the period October 27, 2007 through September 30, 2008, 358,814 of the continuation units were canceled. Each continuation unit represents the right to receive one share of Parent common stock. In accordance with the 2007 Plan, the continuation options and continuation units do not detract from the authorized shares under the 2007 Plan.
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
For internal reporting purposes, the Company’s chief operating decision maker makes financial decisions and allocates resources based on segment profit information obtained from the Company’s internal management systems. Management does not include in its segment measures of profitability selling, general, and administrative expenses, research and development expenses, amortization of intangible assets, and certain discrete items, such as charges relating to restructuring actions, impairment charges, and merger-related costs as these costs are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level.

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

Summarized financial information relating to the Company’s reportable segments is shown in the following table:

	Fiscal year ended September 30,
In millions	2012	2011	2010
REVENUE
Global Communications Solutions	$2,390	$2,675	$2,329
Avaya Networking	284	304	280
Enterprise Collaboration Solutions	2,674	2,979	2,609
Avaya Global Services	2,499	2,573	2,463
Unallocated Amounts (1)	(2)	(5)	(12)
	$5,171	$5,547	$5,060
GROSS PROFIT
Global Communications Solutions	$1,387	$1,532	$1,249
Avaya Networking	115	131	117
Enterprise Collaboration Solutions	1,502	1,663	1,366
Avaya Global Services	1,224	1,222	1,119
Unallocated Amounts (1)	(140)	(253)	(313)
	2,586	2,632	2,172
OPERATING EXPENSES
Selling, general and administrative	1,630	1,845	1,721
Research and development	464	461	407
Amortization of intangible assets	226	226	218
Restructuring and impairment charges, net	147	189	187
Acquisition-related costs	4	5	20
	2,471	2,726	2,553
OPERATING INCOME (LOSS)	115	(94)	(381)
INTEREST EXPENSE, LOSS ON EXTINGUISHMENT OF DEBT AND OTHER INCOME (EXPENSE), NET	(451)	(701)	(472)
LOSS BEFORE INCOME TAXES	$(336)	$(795)	$(853)

ASSETS:
Global Communications Solutions	$1,633	$1,623
Avaya Networking	47	29
Enterprise Collaboration Solutions	1,680	1,652
Avaya Global Services	2,763	2,707
Unallocated Assets (2)	3,751	4,187
Total	$8,194	$8,546

(1)
Unallocated Amounts in Gross Profit include the effect of the amortization of acquired technology intangibles and costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level. Unallocated Amounts in Revenue and Gross Profit also include the impacts of certain fair value adjustments recorded in purchase accounting in connection with the Merger.

(2)
Unallocated Assets consist of cash and cash equivalents, accounts receivable, deferred income tax assets, property, plant and equipment, intangible assets and other assets. Unallocated Assets are managed at the corporate level and are not identified with a specific segment.

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

Geographic Information
Financial information relating to the Company’s revenue and long-lived assets by geographic area is as follows:

	Revenue (1)
	Years ended September 30,
In millions	2012	2011	2010
U.S.	$2,786	$2,998	$2,764
International:
Germany	461	505	537
EMEA (excluding Germany)	888	983	846
Total EMEA	1,349	1,488	1,383
APAC—Asia Pacific	497	515	464
Americas International—Canada and Central and Latin America	539	546	449
Total International	2,385	2,549	2,296
Total revenue	$5,171	$5,547	$5,060

	Long-Lived Assets (2)
	September 30,
In millions	2012	2011
U.S.	$244	$268
International:
Germany	54	68
EMEA (excluding Germany)	27	22
Total EMEA	81	90
APAC—Asia Pacific	24	24
Americas International—Canada and Latin America	15	15
Total International	120	129
Total	$364	$397

(1)	Revenue is attributed to geographic areas based on the location of customers.

(2)	Represents property, plant and equipment, net.
16. Related Party Transactions
Both the Company and Parent are party to a Management Services Agreement with Silver Lake Management Company, L.L.C., an affiliate of Silver Lake, and TPG, collectively “the Managers,” pursuant to which the Managers provide management and financial advisory services to the Company. Pursuant to the Management Services Agreement, the Managers receive a monitoring fee of $7 million per annum and reimbursement on demand for out-of-pocket expenses incurred in connection with the provision of such services. In the event of a financing, acquisition, disposition or change of control transaction involving the Company during the term of the Management Services Agreement, the Managers have the right to require the Company to pay a fee equal to customary fees charged by internationally-recognized investment banks for serving as a financial advisor in similar transactions. The Management Services Agreement may be terminated at any time by the Managers, but otherwise has an initial term ending on December 31, 2017 that automatically extends each December 31st for an additional year unless earlier terminated by us or the Managers. The term has automatically extended four times since the execution of the agreement such that the current term is December 31, 2022. In the event that the Management Services Agreement is terminated, the Company is required to pay a termination fee equal to the net present value of the monitoring fees that would have been payable during the remaining term of the Management Services Agreement. Therefore, if the management services agreement were terminated as of September 30, 2012, the termination fee would be calculated using the current term ending December 31, 2022. In accordance with the Management Services Agreement, the Company recorded $7 million of monitoring fees per year during fiscal 2012, 2011 and 2010.
The Sponsors are private equity firms that have investments in companies that do business with Avaya. For fiscal 2012, 2011 and 2010, the Company recorded $7 million, $8 million and $8 million, respectively, associated with sales of the Company’s products and services to companies in which one or both of the Sponsors have investments. For fiscal 2012, 2011 and 2010, the Company purchased goods and services of $2 million, $3 million and $1 million, respectively from companies in which one or

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

both of the Sponsors have investments.
Charles Giancarlo, Greg Mondre and David Roux are Directors of each of the Company and of the Parent and they hold the positions of Managing Director, Managing Partner and Managing Director, and Senior Director, respectively, of Silver Lake. John W. Marren and Afshin Mohebbi are Directors of each of the Company and the Parent and they hold the positions of Partner, and Senior Advisor, respectively, of TPG.
Gary B. Smith serves on the Board of Directors of the Company and Parent and also serves as president, Chief Executive Officer and Director of Ciena Corporation, or Ciena, a network infrastructure company. During fiscal 2012, the Company recorded less than $1 million associated with sales of the Company's products and services to Ciena. The Company also purchased goods and services of less than $1 million from Ciena during fiscal 2012.
Since April 2008, affiliates of TPG have held some of the Company's outstanding senior secured term B-1 loans. Based on the amount of the senior secured term B-1 loans that were held during fiscal 2012, 2011 and 2010, and consistent with the terms of the loan, those affiliates received payments of principal and interest aggregating approximately $4 million, $6 million and $6 million, respectively.
Since September 2008, an affiliate of Silver Lake has held some of the Company’s senior secured term B-1 loans. On February 11, 2011, certain of the term B-1 loans held by this affiliate were reclassified as term B-3 loans (see Note 9, "Financing Arrangements"). Based on the amount of the senior secured term B-1 and term B-3 loans that were held by an affiliate of Silver Lake during fiscal 2012, 2011 and 2010, and consistent with the terms of the loan, that affiliate received payments of principal and interest aggregating approximately $10 million, $8 million and $8 million, respectively.
In connection with the financing of the NES acquisition, affiliates of TPG and Silver Lake each funded approximately $222 million of incremental term B-2 loans. The incremental term B-2 loans were repaid in full on February 11, 2011 (see Note 9, “Financing Arrangements”). Similar to other holders of senior secured incremental term B-2 loans, those senior secured incremental term B-2 loans held by affiliates of TPG and Silver Lake were repaid in connection with the issuance of the Company’s senior secured notes. Consistent with the terms of the incremental term B-2 loans, affiliates of TPG and Silver Lake each received payments (consisting of principal and interest, inclusive of amounts paid by the Company in connection with the payment in full of all incremental term B-2 loans on February 11, 2011) aggregating approximately $285 million for fiscal 2011 and $25 million for fiscal 2010.
As of September 30, 2012 affiliates of Silver Lake held $45 million and $122 million in outstanding principal amounts of term B-1 loans and term B-3 loans, respectively. As of September 30, 2011 affiliates of Silver Lake held $54 million and $123 million in outstanding principal amounts of term B-1 loans and incremental term B-3 loans, respectively.
As of September 30, 2012 affiliates of TPG held $44 million in outstanding principal amounts of term B-1 loans. As of September 30, 2011 affiliates of TPG held $119 million in outstanding principal amounts of term B-1 loans.
In connection with the financing of the NES acquisition, Parent issued shares of its Series A Preferred Stock. As of September 30, 2012, affiliates of TPG owned 38,864.13 shares of Parent’s non-voting Series A Preferred Stock (representing 31.1% of the issued and outstanding shares of Series A Preferred Stock) and affiliates of Silver Lake owned 38,864.13 shares of Parent’s non-voting Series A Preferred Stock (representing 31.1% of the issued and outstanding shares of Series A Preferred Stock).
In connection with the financing of the Radvision acquisition, Parent issued shares of its convertible non-voting Series B Preferred Stock to affiliates of TPG and Silver Lake. As of September 30, 2012, affiliates of TPG owned 32,649 shares of Parent's non-voting Series B Preferred Stock and affiliates of Silver Lake owned 32,649 shares of Parent's non-voting Series B Preferred Stock.
On October 3, 2011, Parent acquired all outstanding shares of a unified communications solutions provider. Immediately upon completing the acquisition, Parent merged the acquired entity with and into Avaya Inc., with Avaya Inc. surviving the merger. Parent funded the acquisition (including a deferred payment that was made to the former shareholders of the acquired company) in part by using the proceeds from two loans received from Avaya Inc. On October 3, 2011 and October 3, 2012, Avaya Inc. advanced to Parent $8 million and $10 million, respectively, in exchange for notes receivable. The principal amount of these notes plus any accrued and unpaid interest are due in full October 3, 2014 and October 3, 2015 with interest at the rate of 1.63% and 0.93% per annum, respectively.
17. Commitments and Contingencies
Legal Proceedings
In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations and proceedings, including, but not limited to, those identified below, relating to intellectual property, commercial, employment, environmental and regulatory matters.

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

Other than as described below, the Company believes there is no litigation pending or environmental and regulatory matters against the Company that could have, individually or in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.
Antitrust Litigation
In 2006, the Company instituted an action in the U.S. District Court, District of New Jersey, against defendants Telecom Labs, Inc., TeamTLI.com Corp. and Continuant Technologies, Inc. and subsequently amended its complaint to include certain individual officers of these companies as defendants. Defendants purportedly provide maintenance services to customers who have purchased or leased the Company’s communications equipment. The Company asserts in its amended complaint that, among other things, defendants, or each of them, have engaged in tortious conduct and/or violated federal intellectual property laws by improperly accessing and utilizing the Company’s proprietary software, including passwords, logins and maintenance service permissions, to perform certain maintenance services on the Company’s customers’ equipment. Defendants have filed counterclaims against the Company, alleging a number of tort claims and alleging that the Company has violated the Sherman Act’s prohibitions against anticompetitive conduct through the manner in which the Company sells its products and services. Defendants seek to recover the profits they claim they would have earned from maintaining Avaya’s products, and ask for injunctive relief prohibiting the conduct they claim is anticompetitive. Under the federal antitrust laws, defendants could be entitled to three times the amount of any actual damages awarded for lost profits plus attorney’s fees and costs. The parties have engaged in extensive discovery and motion practice to, among other things, amend and dismiss pleadings and compel and oppose discovery requests. A trial date originally set for September 2011 has been adjourned and no new date has been set by the court. In January 2012, Avaya’s motions to dismiss defendants’ counterclaims were granted in part and denied in part. In February 2012, the parties filed motions for reconsideration of certain aspects of the Court’s ruling and Avaya filed a motion for certification of an interlocutory appeal. The parties’ motions were denied on April 26, 2012. Expert discovery on the Company’s claims and the defendants’ surviving counter-claims is completed, and in July 2012 the parties filed motions to exclude the opinion testimony of certain of each others' experts, which were denied without prejudice on August 28, 2012.  On August 17, 2012, defendants filed motions for partial summary judgment, seeking to dismiss the Company's claims for tortious interference with contractual relations and misappropriation of trade secrets, which were denied on October 26, 2012. Therefore, at this time an outcome cannot be predicted and, as a result, the Company cannot be assured that this case will not have a material adverse effect on the manner in which it does business, its financial position, results of operations, or cash flows.
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
Other
In October 2009, a group of former employees of Avaya’s former Shreveport, Louisiana manufacturing facility brought suit in Louisiana state court, naming as defendants Alcatel-Lucent USA, Inc., Lucent Technologies Services Company, Inc., and AT&T Technologies, Inc. The former employees allege hearing loss due to hazardous noise exposure from the facility dating back over forty years, and stipulate that the total amount of each individual’s damages does not exceed fifty thousand dollars. In February 2010 plaintiffs amended their complaint to add the Company as a named defendant. There are 101 plaintiffs in the case. Defendants’ motion to dismiss plaintiffs’ complaint was denied on April 30, 2012. At this time an outcome cannot be predicted, however, because the amount of the claims are not material, the Company believes the outcome of this matter will not have a material adverse effect on the manner in which it does business, its financial position, results of operations, or cash flows.
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

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

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

In millions
Balance as of October 1, 2010	$45
Reductions for payments and costs to satisfy claims	(40)
Accruals for warranties issued during the period	21
Adjustments	(2)
Balance as of September 30, 2011	24
Reductions for payments and costs to satisfy claims	(19)
Accruals for warranties issued during the period	11
Balance as of September 30, 2012	$16
Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements
Letters of Credit
As of September 30, 2012, the Company had outstanding an aggregate of $119 million in irrevocable letters of credit which ensure the Company's performance or payment to third parties.  Included in this amount is $77 million issued under its $535 million committed revolving credit facilities, which facilities are available through October 26, 2016.  Also included is $42 million of letters of credit issued under uncommitted facilities.
Surety Bonds
The Company arranges for the issuance of various types of surety bonds, such as license, permit, bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. These bonds vary in duration although most are issued and outstanding from three months to three years. These bonds are backed by $12 million of the Company’s letters of credit. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $12 million as of September 30, 2012. Historically, no surety bonds have been drawn upon.
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
Product Financing Arrangements
The Company sells products to various resellers that may obtain financing from certain unaffiliated third-party lending institutions. For the Company’s product financing arrangement with resellers outside the U.S., in the event participating resellers default on their payment obligations to the lending institution, the Company is obligated under certain circumstances to guarantee repayment to the lending institution. The repayment amount fluctuates with the level of product financing activity. The guaranteed repayment amount was approximately $3 million as of September 30, 2012. The Company reviews and sets the maximum credit limit for each reseller participating in this financing arrangement. Historically, there have not been any

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

guarantee repayments by the Company. The Company has estimated the fair value of this guarantee as of September 30, 2012, and has determined that it is not significant. There can be no assurance that the Company will not be obligated to repurchase inventory under this arrangement in the future.
Long-Term Cash Incentive Bonus Plan
Parent has established a long-term incentive cash bonus plan (“LTIP”). Under the LTIP, Parent will make cash awards available to compensate certain key employees upon the achievement of defined returns on the Sponsors’ initial investment in the Parent (a “triggering event”). Parent has authorized LTIP awards covering a total of $60 million, of which $44 million in awards were outstanding as of September 30, 2012. The Company will begin to recognize compensation expense relative to the LTIP awards upon the occurrence of a triggering event (e.g., a sale or initial public offering). As of September 30, 2012, no compensation expense associated with the LTIP has been recognized.
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
Leases
The Company leases land, buildings and equipment under agreements that expire in various years through 2026. Rental expense under operating leases, excluding any lease termination costs incurred related to the Company’s restructuring programs, was $112 million, $122 million and $138 million for fiscal 2012, 2011 and 2010, respectively.
The table below sets forth future minimum lease payments, net of sublease income, due under non-cancelable operating leases, of which $64 million of such payments have been accrued for as of September 30, 2012 in accordance with accounting principles generally accepted in the U.S. pertaining to restructuring and exit activities.

In millions
2013	$101
2014	83
2015	70
2016	60
2017 and thereafter	185
Future minimum lease payments	$499

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

18. Quarterly information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
In millions
Fiscal Year Ended September 30, 2012
Revenue	$1,387	$1,257	$1,250	$1,277	$5,171
Gross profit	704	613	623	646	2,586
Operating income (loss)	82	(66)	23	76	115
(Benefit from) provision for income taxes	(2)	(24)	88	(54)	8
Net (loss) income	$(26)	$(162)	$(166)	$10	$(344)
Fiscal Year Ended September 30, 2011
Revenue	$1,366	$1,390	$1,372	$1,419	$5,547
Gross profit	619	642	653	718	2,632
Operating (loss) income	(39)	(47)	(92)	84	(94)
Provision for (benefit from) income taxes	22	19	(52)	79	68
Net loss	$(180)	$(432)	$(152)	$(99)	$(863)
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
The following tables present the financial position, results of operations and cash flows of Avaya Inc., the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations as of September 30, 2012 and 2011, and the years ended September 30, 2012, 2011, and 2010 to arrive at the information for Avaya Inc. on a consolidated basis.

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

Supplemental Condensed Consolidating Schedule of Operations

	Fiscal year ended September 30, 2012
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$2,921	$395	$2,570	$(715)	$5,171
COST	1,582	258	1,460	(715)	2,585
GROSS PROFIT	1,339	137	1,110	—	2,586
OPERATING EXPENSES
Selling, general and administrative	609	100	921	—	1,630
Research and development	257	12	195	—	464
Amortization of intangible assets	208	4	14	—	226
Restructuring and impairment charges, net	28	2	117	—	147
Acquisition-related costs	4	—	—	—	4
	1,106	118	1,247	—	2,471
OPERATING INCOME (LOSS)	233	19	(137)	—	115
Interest expense	(412)	(19)	—	—	(431)
Other (expense) income, net	(13)	7	(14)	—	(20)
(LOSS) INCOME BEFORE INCOME TAXES	(192)	7	(151)	—	(336)
Provision for income taxes	(44)	1	51	—	8
Equity in net income (loss) of consolidated subsidiaries	(196)	—	—	196	—
NET (LOSS) INCOME	$(344)	$6	$(202)	$196	$(344)

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

Supplemental Condensed Consolidating Schedule of Operations
	Fiscal year ended September 30, 2011
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

REVENUE	$3,041	$440	$2,570	$(504)	$5,547
COST	1,610	300	1,509	(504)	2,915
GROSS PROFIT	1,431	140	1,061	—	2,632
OPERATING EXPENSES
Selling, general and administrative	700	97	1,048	—	1,845
Research and development	273	13	175	—	461
Amortization of intangible assets	208	4	14	—	226
Restructuring charges, net	19	5	165	—	189
Acquisition-related costs	2	—	3	—	5
	1,202	119	1,405	—	2,726
OPERATING INCOME (LOSS)	229	21	(344)	—	(94)
Interest expense	(446)	(17)	—	3	(460)
Loss on extinguishment of debt	(246)	—	—	—	(246)
Other (expense) income, net	(21)	14	15	(3)	5
(LOSS) INCOME BEFORE INCOME TAXES	(484)	18	(329)	—	(795)
Provision for income taxes	7	1	60	—	68
Equity in net income (loss) of consolidated subsidiaries	(372)	—	—	372	—
NET (LOSS) INCOME	$(863)	$17	$(389)	$372	$(863)

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

Supplemental Condensed Consolidating Schedule of Operations

	Fiscal year ended September 30, 2010
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$2,951	$336	$2,319	$(546)	$5,060
COST	1,670	281	1,483	(546)	2,888
GROSS PROFIT	1,281	55	836	—	2,172
OPERATING EXPENSES
Selling, general and administrative	704	88	929	—	1,721
Research and development	215	12	180	—	407
Amortization of intangible assets	205	3	10	—	218
Restructuring and impairment charges, net	53	3	131	—	187
Acquisition-related costs	20	—	—	—	20
TOTAL OPERATING EXPENSES	1,197	106	1,250	—	2,553
OPERATING INCOME (LOSS)	84	(51)	(414)	—	(381)
Interest expense	(464)	(24)	—	1	(487)
Other (expense) income, net	(51)	12	55	(1)	15
LOSS BEFORE INCOME TAXES	(431)	(63)	(359)	—	(853)
(Benefit from) provision for income taxes	(3)	1	20	—	18
Equity in net loss of consolidated subsidiaries	(446)	—	—	446	—
NET LOSS	(874)	(64)	(379)	446	(871)
Less net income attributable to noncontrolling interests	—	—	3	—	3
NET LOSS ATTRIBUTABLE TO AVAYA INC.	$(874)	$(64)	$(382)	$446	$(874)

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

Supplemental Condensed Consolidating Balance Sheet

	September 30, 2012
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$101	$10	$226	$—	$337
Accounts receivable, net—external	326	39	417	—	782
Accounts receivable—internal	782	66	164	(1,012)	—
Inventory	131	6	118	—	255
Deferred income taxes, net	—	—	18	—	18
Other current assets	150	30	72	—	252
Internal notes receivable	1,467	147	—	(1,614)	—
TOTAL CURRENT ASSETS	2,957	298	1,015	(2,626)	1,644
Property, plant and equipment, net	222	24	118	—	364
Deferred income taxes, net	—	—	43	—	43
Intangible assets, net	1,546	33	196	—	1,775
Goodwill	4,082	—	106	—	4,188
Other assets	150	5	25	—	180
Investment in consolidated subsidiaries	(1,921)	(3)	27	1,897	—
TOTAL ASSETS	$7,036	$357	$1,530	$(729)	$8,194
LIABILITIES
Current liabilities:
Debt maturing within one year—external	$37	$—	$—	$—	$37
Debt maturing within one year—internal	151	368	1,095	(1,614)	—
Accounts payable—external	235	18	185	—	438
Accounts payable—internal	123	49	840	(1,012)	—
Payroll and benefit obligations	81	13	168	—	262
Deferred revenue	523	7	86	—	616
Business restructuring reserve, current portion	5	4	75	—	84
Other current liabilities	261	4	37	—	302
TOTAL CURRENT LIABILITIES	1,416	463	2,486	(2,626)	1,739
Long-term debt	6,084	—	—	—	6,084
Pension obligations	1,271	—	492	—	1,763
Other postretirement obligations	360	—	—	—	360
Deferred income taxes, net	182	—	22	—	204
Business restructuring reserve, non-current portion	22	1	28	—	51
Other liabilities	137	22	270	—	429
TOTAL NON-CURRENT LIABILITIES	8,056	23	812	—	8,891
TOTAL DEFICIENCY	(2,436)	(129)	(1,768)	1,897	(2,436)
TOTAL LIABILITIES AND DEFICIENCY	$7,036	$357	$1,530	$(729)	$8,194

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

Supplemental Condensed Consolidating Balance Sheet

	September 30, 2011
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$149	$12	$239	$—	$400
Accounts receivable, net—external	303	33	419	—	755
Accounts receivable—internal	646	179	103	(928)	—
Inventory	150	4	126	—	280
Deferred income taxes, net	—	—	8	—	8
Other current assets	98	68	108	—	274
Internal notes receivable	1,488	31	—	(1,519)	—
TOTAL CURRENT ASSETS	2,834	327	1,003	(2,447)	1,717
Property, plant and equipment, net	243	26	128	—	397
Deferred income taxes, net	—	—	28	—	28
Intangible assets, net	1,893	36	200	—	2,129
Goodwill	4,072	—	7	—	4,079
Other assets	170	8	18	—	196
Investment in consolidated subsidiaries	(1,898)	(9)	25	1,882	—
TOTAL ASSETS	$7,314	$388	$1,409	$(565)	$8,546
LIABILITIES
Current liabilities:
Debt maturing within one year—external	$37	$—	$—	$—	$37
Debt maturing within one year—internal	34	364	1,121	(1,519)	—
Accounts payable—external	260	20	185	—	465
Accounts payable—internal	178	66	684	(928)	—
Payroll and benefit obligations	123	14	186	—	323
Deferred revenue	528	31	80	—	639
Business restructuring reserve, current portion	13	4	113	—	130
Other current liabilities	244	4	104	—	352
TOTAL CURRENT LIABILITIES	1,417	503	2,473	(2,447)	1,946
Long-term debt	6,120	—	—	—	6,120
Pension obligations	1,219	—	417	—	1,636
Other postretirement obligations	502	—	—	—	502
Deferred income taxes, net	167	—	1	—	168
Business restructuring reserve, non-current portion	20	5	31	—	56
Other liabilities	247	22	227	—	496
TOTAL NON-CURRENT LIABILITIES	8,275	27	676	—	8,978
TOTAL DEFICIENCY	(2,378)	(142)	(1,740)	1,882	(2,378)
TOTAL LIABILITIES AND DEFICIENCY	$7,314	$388	$1,409	$(565)	$8,546

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

Supplemental Condensed Consolidating Schedule of Cash Flows

	Fiscal year ended September 30, 2012
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net (loss) income	$(344)	$6	$(202)	$196	$(344)
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities	453	10	147	—	610
Changes in operating assets and liabilities	(349)	105	22	—	(222)
Equity in net income (loss) of consolidated subsidiaries	196	—	—	(196)	—
NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(44)	121	(33)	—	44
INVESTING ACTIVITIES:
Capital expenditures	(44)	(1)	(47)	—	(92)
Capitalized software development costs	(35)	—	—	—	(35)
Acquisition of businesses, net of cash acquired	(1)	—	(211)	—	(212)
Proceeds from sale of long-lived assets	3	—	—	—	3
Proceeds from sale of investments	8	—	66	—	74
Restricted cash	—	—	1	—	1
Advance to Parent	(8)	—	—	—	(8)
Investment in subsidiary	(218)	—	—	218	—
Dividends received from subsidiaries	8	—	—	(8)	—
Other investing activities, net	(2)	—	—	—	(2)
NET CASH USED FOR INVESTING ACTIVITIES	(289)	(1)	(191)	210	(271)
FINANCING ACTIVITIES:
Repayment of long-term debt	(37)	—	—	—	(37)
Capital contribution from Parent	196	—	—	—	196
Capital contribution from Avaya Inc.	—	—	218	(218)	—
Borrowings under revolving credit facility	60	—	—	—	60
Repayments of borrowings under revolving credit facility	(60)	—	—	—	(60)
Net borrowings from (repayments to) affiliates	126	(112)	(14)	—	—
Dividends paid to Avaya Inc.	—	(8)	—	8	—
Other financing activities, net	—	(2)	—	—	(2)
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	285	(122)	204	(210)	157
Effect of exchange rate changes on cash and cash equivalents	—	—	7	—	7
NET DECREASE IN CASH AND CASH EQUIVALENTS	(48)	(2)	(13)	—	(63)
Cash and cash equivalents at beginning of year	149	12	239	—	400
Cash and cash equivalents at end of year	$101	$10	$226	$—	$337

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

Supplemental Condensed Consolidating Schedule of Cash Flows

	Fiscal year ended September 30, 2011
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net (loss) income	$(863)	$17	$(389)	$372	$(863)
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities	527	11	99	—	637
Changes in operating assets and liabilities	(282)	(94)	302	—	(74)
Equity in net income (loss) of consolidated subsidiaries	372	—	—	(372)	—
NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(246)	(66)	12	—	(300)
INVESTING ACTIVITIES:
Capital expenditures	(42)	—	(41)	—	(83)
Capitalized software development costs	(38)	(4)	—	—	(42)
Acquisition of businesses, net of cash acquired	(2)	—	(14)	—	(16)
Return of funds held in escrow from the NES acquisition	6	—	—	—	6
Proceeds from sale of long-lived assets	5	—	2	—	7
Dividends received from subsidiaries	12	—	—	(12)	—
Restricted cash	—	2	25	—	27
NET CASH USED FOR INVESTING ACTIVITIES	(59)	(2)	(28)	(12)	(101)
FINANCING ACTIVITIES:
Repayment of incremental B-2 term loans	(696)	—	—	—	(696)
Debt issuance and third-party debt modification costs	(42)	—	—	—	(42)
Proceeds from senior secured notes	1,009	—	—	—	1,009
Repayment of long-term debt	(42)	—	—	—	(42)
Net (repayments to) borrowings from affiliates	(123)	67	56	—	—
Dividends paid to Avaya Inc.	—	(12)	—	12	—
Other financing activities, net	—	(1)	—	—	(1)
NET CASH PROVIDED BY FINANCING ACTIVITIES	106	54	56	12	228
Effect of exchange rate changes on cash and cash equivalents	—	—	(6)	—	(6)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(199)	(14)	34	—	(179)
Cash and cash equivalents at beginning of year	348	26	205	—	579
Cash and cash equivalents at end of year	$149	$12	$239	$—	$400

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

Supplemental Condensed Consolidating Schedule of Cash Flows

	Fiscal year ended September 30, 2010
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net loss	$(874)	$(64)	$(379)	$446	$(871)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities	750	12	118	—	880
Changes in operating assets and liabilities	(336)	91	278	—	33
Equity in net loss of consolidated subsidiaries	446	—	—	(446)	—
NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(14)	39	17	—	42
INVESTING ACTIVITIES:
Capital expenditures	(38)	(2)	(39)	—	(79)
Capitalized software development costs	(38)	(5)	—	—	(43)
Acquisition of NES, net of cash acquired	(534)	37	(308)	—	(805)
Return of funds held in escrow from the NES acquisition	5	—	—	—	5
Proceeds from sale of investments	—	18	—	—	18
Purchase of securities available for sale	—	—	(5)	—	(5)
Proceeds from sale of long-lived assets	2	—	9	—	11
Net proceeds from sale of AGC, net of cash sold	—	—	32	—	32
Dividends received from subsidiaries	12	—	—	(12)	—
Restricted cash	—	—	2	—	2
NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(591)	48	(309)	(12)	(864)
FINANCING ACTIVITIES:
Net proceeds from incremental B-2 term loans and warrants	783	—	—	—	783
Capital contribution from Parent	125	—	—	—	125
Debt issuance costs	(5)	—	—	—	(5)
Repayment of long-term debt	(48)	—	—	—	(48)
Net (repayments to) borrowings from affiliates	(178)	(50)	228	—	—
Dividends paid to Avaya Inc.	—	(12)	—	12	—
Internal capital contribution from Parent Company	(100)	—	100	—	—
Other financing activities, net	—	(1)	(1)	—	(2)
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	577	(63)	327	12	853
Effect of exchange rate changes on cash and cash equivalents	—	—	(19)	—	(19)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(28)	24	16	—	12
Cash and cash equivalents at beginning of year	376	2	189	—	567
Cash and cash equivalents at end of year	$348	$26	$205	$—	$579

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

20. Subsequent Event
On October 29, 2012 (the “Amendments Closing Date”), (i) Avaya Inc. (“Borrower”), the several subsidiary borrowers (the “Subsidiary Borrowers”) party thereto, Citicorp USA, Inc. and the lenders party thereto entered into Amendment No. 2 to Credit Agreement (the “ABL Amendment”), pursuant to which the senior secured multi-currency asset-based revolving credit facility was amended and restated in its entirety in the form attached to the ABL Amendment (as so amended and restated, the “ABL Credit Agreement”) and (ii) Borrower, Citibank, N.A. and the lenders party thereto entered into Amendment No. 4 to Credit Agreement (the “Cash Flow Amendment”), pursuant to which the senior secured credit facility was amended and restated in its entirety in the form attached to the Cash Flow Amendment (as so amended and restated, the “Cash Flow Credit Agreement”).
ABL Credit Agreement
The modified terms of the ABL Credit Agreement include permission to issue or incur, as applicable, secured indebtedness in the form of (1) one or more series of secured notes in lieu of any Revolving Commitment Increases (as defined in the ABL Credit Agreement) in an aggregate principal amount not to exceed $100 million, plus the amount by which unused Commitments (as defined in the ABL Credit Agreement) have been previously reduced pursuant to the ABL Credit Agreement, less the amount of all Revolving Commitment Increases effected at or prior to the time of issuance of such notes (“Incremental Replacement Secured Notes”) and (2) one or more series of secured notes or secured loans in an aggregate principal amount not to exceed $750 million (“Junior Secured Debt”). Any such Incremental Replacement Secured Notes or Junior Secured Debt (a) must be (x) issued or incurred, as applicable, in connection with a modification, refinancing, refunding, renewal, replacement, exchange or extension of senior unsecured indebtedness and (y) secured by a lien on the Collateral (as defined in the ABL Credit Agreement) ranking junior to the lien securing the obligations under the ABL Credit Agreement and (b) will be subject to certain other conditions and limitations set forth in the ABL Credit Agreement.
Cash Flow Credit Agreement
The modified terms of the Cash Flow Credit Agreement include (1) an extension of the maturity of a portion of the senior secured term B-1 loans representing outstanding principal amounts, as of the Amendments Closing Date, of approximately $135 million from October 26, 2014 to October 26, 2017 (potentially springing to July 26, 2015, under the circumstances described below) by converting such loans into a new tranche of senior secured term B-4 loans, (2) permission to issue Incremental Replacement Secured Notes and Junior Secured Debt as described above under the heading “ABL Credit Agreement” (except, pursuant to the Cash Flow Credit Agreement, such Incremental Replacement Secured Notes and Junior Secured Debt must be secured by a lien on the Collateral (as defined in the Cash Flow Credit Agreement) ranking junior to the lien securing the obligations under the Cash Flow Credit Agreement) and (3) permission to issue indebtedness to refinance a portion of the term loans outstanding under the Cash Flow Credit Agreement and to secure such indebtedness by a lien on the Collateral (as defined in the Cash Flow Credit Agreement) ranking junior to the lien securing the obligations under the Cash Flow Credit Agreement, subject to certain other conditions and limitations set forth in the Cash Flow Credit Agreement.
The new tranche of senior secured term B-4 loans bears interest at a rate per annum equal to either a base rate (subject to a floor of 2.25%) or a LIBOR rate (subject to a floor of 1.25%), in each case plus an applicable margin. Subject to the floor described in the immediately preceding sentence, the base rate is determined by reference to the higher of (1) the prime rate of Citibank, N.A. and (2) the federal funds effective rate plus 1/2 of 1%. The applicable margin for borrowings of senior secured term B-4 loans is 5.00% per annum with respect to base rate borrowings and 6.00% per annum with respect to LIBOR borrowings, in each case, subject to increase pursuant to the Cash Flow Credit Agreement in connection with the making of certain refinancing, extended or replacement term loans under the Cash Flow Credit Agreement with an Effective Yield (as defined in the Cash Flow Credit Agreement) greater than the applicable Effective Yield payable in respect of the senior secured term B-4 loans at such time plus 50 basis points. No changes were made to the maturity date or interest rates payable with respect to non-extended term B-1 loans.
The maturity date of the senior secured term B-4 loans will automatically become July 26, 2015 unless (i) the total net leverage ratio as tested on that date based upon the most recent financial statements provided to the lenders pursuant to the Cash Flow Credit Agreement is no greater than 5.0 to 1.0 or (ii) on or prior to such date, either (x) an initial public offering by Holdings or its direct or indirect parent shall have occurred or (y) at least $750 million in aggregate principal amount of the Borrower's senior unsecured cash-pay notes and/or senior unsecured PIK toggle notes have been repaid or refinanced or their maturity has been extended to a date no earlier than 91 days after October 26, 2017.

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

Any voluntary prepayment, and certain mandatory prepayments, of principal of the senior secured term B-4 loans, or any amendment to the terms of the senior secured term B-4 loans in connection with certain Repricing Transactions (as defined in the Cash Flow Credit Agreement), will be subject to payment of (x) a 2% premium on the aggregate principal amount of the senior secured term B-4 loans so prepaid or amended on or prior to October 29, 2013 and (y) a 1% premium on the aggregate principal amount of the senior secured term B-4 loans so prepaid or amended after October 29, 2013 and on or prior to October 29, 2014.
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

b)	Management's Report on Internal Control Over Financial Reporting.
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2012 based on criteria in Internal Control—Integrated Framework issued by COSO. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2012 excluded Radvision Ltd. and its subsidiaries, which were acquired by the Company in the third quarter of fiscal 2012 in a business acquisition. Total assets and revenues recorded by the Company related to this acquisition represented less than 2 percent of consolidated total assets and less than 1 percent of consolidated revenues of the Company, respectively, as of and for the year ended September 30, 2012.
The Company’s internal control over financial reporting as of September 30, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of September 30, 2012.

c)	Changes in Internal Control Over Financial Reporting.
As indicated above, the Company acquired Radvision Ltd. and its subsidiaries in the third quarter of fiscal 2012. The Company is analyzing, evaluating and, where it may deem advisable, implementing changes in controls and procedures relating to the acquired business as integration proceeds. As a result, the process may result in additions or changes to the Company's internal control over financial reporting. Otherwise, there were no changes in the Company's internal control over financial reporting during the fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information.
Pursuant to Section 15(d) of the Securities Exchange Act of 1934, the Company's obligations to file periodic and current reports ended as of October 1, 2010. Nevertheless, the Company continues to file periodic reports and current reports with the SEC voluntarily to comply with the terms of the indentures governing its senior secured notes and senior unsecured notes.
Subsequent to the quarter ended September 30, 2012, the following events took place that are required to be disclosed in a report on Form 8-K:
Short-Term Incentive Plan
At the beginning of each fiscal year, the Compensation Committee (the “Compensation Committee) of the Board of Directors of Avaya Holdings Corp. (“Parent”) establishes corporate financial objectives which must be achieved before cash bonuses will be considered under the Company's Short Term Incentive Plan (“STIP”). The aggregate amount of cash available for awards under the STIP varies depending on how the Company performs against those financial objectives.
Effective December 6, 2012, the Compensation Committee determined that, for fiscal 2013, corporate performance would be measured against Adjusted EBITDA on a pre-STIP basis (i.e., before taking into account the payment of STIP), or Pre-STIP Adjusted EBITDA. Adjusted EBITDA is defined in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
As adopted, an eligible employee participating in the STIP will have an opportunity for a mid-year and year-end payout on achievement by the Company of quarterly Pre-STIP Adjusted EBITDA targets for the first and second six-month periods of fiscal 2013, respectively, subject to individual performance criteria.  If a quarterly target is not achieved, then no cash will be available to fund STIP for that quarter.
Salary Adjustment
On December 6, 2012, the Compensation Committee approved a change to Mr. Thomas Mitchell's salary from $500,000 to $600,000 effective January 1, 2013. The increase was made in recognition of his contribution during fiscal 2012 and following a review of benchmark data.
Executive Committee Long-term Incentive Plan Amendment
On December 6, 2012, the Compensation Committee approved the amendment and restatement of the Company's Executive Committee 2011-2013 Performance Recognition Plan, in the process renaming it the Executive Committee Performance Recognition Plan (as amended, the “EC LTIP”). The plan was revised to include additional executive officers as participants and to extend the term of the plan to cover fiscal years 2014 and fiscal 2015 in addition to the previously covered fiscal years of 2011 through 2013. The plan amendments did not modify any previously issued awards covering fiscal years 2011 through 2013.
With respect to the extended period covered by the plan post-amendment, each award under the EC LTIP post-amendment consists of the grant to a plan participant of the conditional right to receive a dollar amount credited to an account for such participant based on the Company's performance during fiscal years 2014 and 2015. The amount credited to a participant's account for each of the respective fiscal years will be determined based on the Company's Pre-STIP Adjusted EBITDA as defined above compared to performance thresholds and targets established by the plan administrator for the applicable fiscal year, subject to a multiplier for each threshold and target. The amount credited to a participant's account for a fiscal year will equal his or her targeted award multiplied by the multiplier determined based on the Company's actual performance. Attainment of Pre-STIP Adjusted EBITDA between the threshold and target levels will result in a pro rata adjustment (based on straight line interpolation) to the applicable multipliers. The Compensation Committee expects to establish thresholds and targets under the EC LTIP for fiscal years 2014 and 2015 during the first quarter of each respective year.
If the Pre-STIP Adjusted EBITDA attained for either fiscal year is less than the applicable threshold, then no amount will be credited to a participant's account for that fiscal year. For any fiscal year where the actual Pre-STIP Adjusted EBITDA equals or exceeds the target for such year, the plan administrator may, in its sole discretion, credit an additional amount to one or more participant's accounts based on any factors it determines are appropriate, including, but not limited to, individual performance and contribution to the business. In no event, however, will the amount credited to a participant's account for either fiscal year exceed 160 percent of that participant's targeted award.
The dollar amount of all awards that may be issued under the EC LTIP (including awards pre-amendment) at target payout is approximately $32 million and shall not exceed $50 million in the aggregate for all participants.
Unless previously paid, each award will be automatically forfeited, and no payment will be made, upon termination of a participant's employment with the Company and its subsidiaries before it is paid for any reason, other than involuntary termination without cause, disability, death and, for awards covering the fiscal 2014 and fiscal 2015 periods, retirement. In addition, a participant will (i) forfeit any or all rights with respect to the award or to amounts previously paid under an award and (ii) be required to pay back any such previously paid amounts, if the participant breaches any nondisclosure, non-competition, non-solicitation or other undertakings set forth in the award agreement.

Awards for fiscal 2014 and 2015 for the officers identified in the Summary Compensation Table located in Item 11 “Executive Compensation” of this Annual Report on Form 10-K and Mr. David Vellequette (collectively the “NEOs”) are set forth below.

NEO	Annual Opportunity for Fiscal 2014-2015(1)
Kevin J. Kennedy, President and Chief Executive Officer	$1,250,000
David Vellequette, SVP and Chief Financial Officer	$575,000
J. Joel Hackney, Jr., SVP, Global Sales & Marketing & President, Field Operations	$650,000
Thomas G. Mitchell, SVP and President, SME and Avaya Go to Market	$600,000
Christopher M. Formant, SVP and President, Avaya Government Solutions	$500,000

(1)
All amounts are the same as their respective fiscal 2011-2013 annual award opportunities with the exception of (i) Mr. Mitchell, whose fiscal 2011-2013 annual award opportunity was $500,000 and (ii) Mr. Vellequette, who became the Company's SVP and Chief Financial Officer effective October 1, 2012 and previously was not a participant in the plan. With respect to Mr. Vellequette and as previously disclosed on a Form 8-K filed with the SEC on August 15, 2012, his offer of employment provides that the actual award for fiscal 2013 shall be the greater of $400,000 and the actual award earned based on the achievement by the Company of the fiscal 2013 financial target.

The foregoing descriptions of the EC LTIP and the related award agreement are qualified in their entirety by reference to the full text thereof filed as exhibits 10.37 and 10.39, respectively, to this Annual Report on Form 10-K.
Short-Term Cash Awards
On December 6, 2012, the Compensation Committee approved a short-term cash award program for senior officers, including the NEOs, as follows:

NEO	Award Amount	First Payment Dec. 2012	Second Payment Mar. 2013	Third Payment Dec. 2013
Kevin J. Kennedy, President and Chief Executive Officer	$2,813,000	$781,500	$781,500	$1,250,000
J. Joel Hackney, Jr., SVP, Global Sales & Marketing & President, Field Operations	$645,000	$147,500	$147,500	$350,000
Thomas G. Mitchell, SVP and President, SME and Avaya Go to Market	$800,000	$200,000	$200,000	$400,000
Christopher M. Formant, SVP and President, Avaya Government Solutions	$395,000	$107,500	$107,500	$180,000
Each award will be paid in three installments as detailed in the table above, provided the executive officer is employed on the date of payment. The awards were in recognition of performance during fiscal 2012 and represent an investment in senior officers the Company believes have high levels of impact on business results.
In addition, Mr. Kennedy was granted a cash award of approximately $600,000 payable at the end of December 2012 in recognition for his leadership during fiscal 2012.
Long-Term Cash Awards
On December 6, 2012, the Compensation Committee approved a long-term cash award program for senior officers, including the NEOs, as follows:

NEO	Cash Payment (First Installment) Jan. 1, 2013	Cash Payment (Second Installment) Jan. 1, 2014 (1)	Target Range for Cash Payment (Third Installment) Dec. 1, 2015 (1, 2)
Kevin J. Kennedy, President and Chief Executive Officer	$994,000	$1,656,000	$3,975,000 - $7,288,000
David Vellequette, SVP and Chief Financial Officer	$173,000	$518,000	$1,035,000 - $1,898,000
J. Joel Hackney, Jr., SVP, Global Sales & Marketing & President, Field Operations	$443,000	$738,000	$1,770,000 - $3,245,000
Thomas G. Mitchell, SVP and President, SME and Avaya Go to Market	$342,000	$571,000	$1,370,000 - $2,512,000
Christopher M. Formant, SVP and President, Avaya Government Solutions	$327,000	$545,000	$1,308,000 - $2,398,000

(1)	Actual payment dates for Mr. Vellequette will be January 1, 2015 for the second installment and November 1, 2017 for the third installment.

(2)	Actual amounts to be awarded will depend on individual performance ratings for the year in which the third installment payment is to be made.

Notwithstanding the foregoing, the third installment payment for a senior officer will be adjusted downward (i) to reflect shares of Parent common stock previously owned and sold by that senior officer and (ii) if Parent's common stock is then publicly traded, to reflect the value of shares of Parent common stock that senior officer owns or could receive upon exercise of stock options or vested RSUs, in each case excluding shares relating to continuation stock options, continuation restricted stock units and cash invested in connection with the going-private transaction of the Company.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The following table sets forth the name, age and position of each of our executive officers and directors as of November 1, 2012:

Name	Age	Position
Pierre-Paul Allard	53	Senior Vice President, Corporate Strategy and Development
Gary E. Barnett	59	Senior Vice President & General Manager, Avaya Collaboration Platforms
James M. Chirico, Jr.	54	Executive Vice President, Business Operations
Pamela F. Craven	59	Senior Vice President and Chief Administrative Officer
Christopher M. Formant	60	Senior Vice President and President, Avaya Government Solutions
Roger C. Gaston	56	Senior Vice President, Human Resources
Jaroslaw S. Glembocki	56	Senior Vice President, Quality Program Office
J. Joel Hackney, Jr.	43	Senior Vice President, Global Sales and Marketing and President, Field Operations
Kevin J. Kennedy	56	Director, President and Chief Executive Officer
Thomas G. Mitchell	54	Senior Vice President and President, SME and Avaya Go to Market
Marc J. Randall	51	Senior Vice President & General Manager, Avaya Networking
Michael M. Runda	56	Senior Vice President and President, Avaya Client Services
Brett A. Shockley	53	Senior Vice President & General Manager of Avaya Applications and Emerging Technologies
David Vellequette	56	Senior Vice President, Chief Financial Officer
Directors
Charles H. Giancarlo	54	Chairman of the Board of Directors
John W. Marren	49	Director
Afshin Mohebbi	49	Director
Greg K. Mondre	38	Director
David J. Roux	55	Director
Gary B. Smith	52	Director
Pierre-Paul Allard, Senior Vice President, Corporate Strategy and Development
Mr. Allard has been our Senior Vice President, Corporate Strategy and Development since May 7, 2012. Previously, he spent 19 years at Cisco Systems, Inc., a provider of communications and networking products and services. Most recently, from August 2003 until February 2012, he served as Vice President, Sales and Operations, Global Enterprise at Cisco. Prior to joining Cisco, he spent 12 years at International Business Machines Corporation, or IBM, a global provider of information technology products and services. Since September 2008, Mr. Allard has served on the board of directors of EXFO Inc., a provider of next-generation test and service assurance solutions for wireless and wireline network operators and equipment manufacturers in the global telecommunications industry.
Gary E. Barnett, Senior Vice President & General Manager, Avaya Collaboration Platforms
Mr. Barnett has been our Senior Vice President and General Manager, Avaya Collaboration Platforms since December 20, 2011.  Prior to that time, from August 2011 until December 2011, he served as our Vice President and GM of UC Applications, and from April 2011 until August 2011, he served as our Vice President of CC Applications. Previously, from October 2005 until April 2011, he served as Executive Vice President and Chief Technology Officer of Aspect Software, Inc., a provider of unified communications and contact center software and services.
James M. Chirico, Jr., Executive Vice President, Business Operations
Mr. Chirico has been our Executive Vice President, Business Operations since June 14, 2010. Previously, from February 3, 2009 until June 14, 2010, he served as our Chief Restructure Officer and President, Operations. From January 2, 2008 until February 3, 2009, he served as our Senior Vice President and President, Operations. Prior to that time, from February 1998 to November 2007, Mr. Chirico held various senior management positions at Seagate Technology, a designer, manufacturer and marketer of hard disc drives, including Executive Vice President, Global Disc Storage Operations, from February 2006 until November 2007, and Senior Vice President and General Manager, Asia Operations, from September 2000 to February 2006.
Pamela F. Craven, Senior Vice President and Chief Administrative Officer
Mrs. Craven has been our Senior Vice President and Chief Administrative Officer since August 2006. In that role, she continues to serve as General Counsel, which is a position she has held since September 2000. She also served as Corporate Secretary from September 2000 to January 2007. She was a Senior Vice President from August 2002 until August 2006.
Christopher M. Formant, Senior Vice President and President, Avaya Government Solutions
Mr. Formant has been our Senior Vice President and President, Avaya Government Solutions since August 16, 2010. Previously, from February 25, 2008 until August 16, 2010, he served as our Senior Vice President and President, Avaya Global Services. Mr. Formant was previously Executive Vice President and Executive Committee Member at Bearing Point, Inc., a consulting firm, from February 2003 until January 2008.
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
Jaroslaw S. Glembocki, Senior Vice President, Quality Program Office
Mr. Glembocki has served as our Senior Vice President, Quality Program Office since November 7, 2011. Previously he served as Chief Operating Officer of Solexant Corp., a developer of third-generation ultrathin-film PV technology, from March 2011 until October 2011. From June 2009 until March 2011, Mr. Glembocki was engaged in various consulting projects. Prior to that, Mr. Glembocki served as Senior Vice President of Recording Heads and Medai Operations at Seagate Technology HDD Holdings, a designer, manufacturer and marketer of hard disc drives, from October 2000 until May 2009.
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
Kevin J. Kennedy, Director, President and Chief Executive Officer
Mr. Kennedy has been our President and Chief Executive Officer and a member of our board of directors since December 22, 2008. Previously, from September 2003 until December 2008, he served as Chief Executive Officer of JDS Uniphase Corporation, or JDSU, a provider of optical communications products, and from March 2004 until December 2008, he also served as President of JDSU. He was a member of JDSU's board of directors from November 2001 until August 2012 and served as Vice Chairman of their board of directors from December 2008 until August 2012. Mr. Kennedy is also on the board of directors of KLA-Tencor Corporation, a supplier of process control and yield management solutions for the semiconductor industry. Mr. Kennedy served on the boards of directors of Rambus Inc., a developer of a high-speed chip-to-chip interface technology, from April 2003 until July 2008 and Polycom Inc., a provider of telepresence, voice and video conferencing solutions, from May 2008 until January 2009. Mr. Kennedy was selected to serve as a director in light of his role as Chief Executive Officer, the management perspective he brings to the board deliberations, his extensive management experience and his experience on multiple pubic company boards.
Thomas G. Mitchell, Senior Vice President and President, SME and Avaya Go to Market
Mr. Mitchell has been our Senior Vice President and President, SME and Avaya Go to Market since March 2011. Prior to that time, he served as our Senior Vice President, Channel Integration since May 3, 2010. From 2005 until April 2010, Mr. Mitchell was a consultant specializing in developing and refining complex global go-to-market strategies in the IT marketplace.
Marc J. Randall, Senior Vice President & General Manager, Avaya Networking
Mr. Randall has been our Senior Vice President and GM, Avaya Networking since December 20, 2011. From January 31, 2011 until December 16, 2011, he served as Vice President and General Manager of Cisco Systems, Inc., a provider of communications and networking products and services.  Previously, from 2008 to 2010, he served as Senior Vice President of Products and Offerings of Brocade, Inc., a provider of network solutions.  Prior to that time, from 2003 until 2008, he served as President, CEO and a Director of Force10 Networks, a provider of data center networking.

Micahel M. Runda, Senior Vice President and President, Avaya Client Services
Mr. Runda has been our Senior Vice President and President, Avaya Client Services since May 2012. From October 2011 until May 2012, he served as our Vice President, Global Support Services. Prior to that time, from 2010 until 2011, he served as Chief Executive Officer of KCS Academy, a subsidiary of the Consortium for Service Innovation. From 2006 until 2010, he served as the Vice President of Global Support for Inuit Corporation.
Brett A. Shockley, Senior Vice President & General Manager of Avaya Applications and Emerging Technologies
Mr. Shockley has served as our Senior Vice President & General Manager of Avaya Applications and Emerging Technologies since December 2011. Prior to that time, from April 2011 until December 2011, he served as our Senior Vice President of Strategy and Corporate Development. From July 2009 until April 2011, Mr. Shockley served as our Vice President of Emerging Products and Technology. Previously, from January 2002 until October 2008, he was Chairman, Chief Executive Officer and President of Spanlink Communications, Inc., a provider of unified communications and contact center solutions.
David Vellequette, Senior Vice President, Chief Financial Officer
Mr. Vellequette has been our Senior Vice President, Chief Financial Officer since October 1, 2012. Previously, he served as Executive Vice President and Chief Financial Officer of JDS Uniphase Corporation, or JDSU, a provider of optical communications products a position he held from June 2005 until August 2012. He joined JDSU as Vice President and Operations Controller in July 2004.
Charles H. Giancarlo, Chairman of the Board of Directors
Mr. Giancarlo has been a member of our board of directors since June 30, 2008 and has been our Chairman of the board of directors since December 22, 2008. He served as our President and Chief Executive Officer from June 30, 2008 until December 22, 2008. Mr. Giancarlo has been a Managing Director of Silver Lake since 2007. Prior to joining Silver Lake in 2007, he was employed by Cisco Systems, Inc., a provider of communications and networking products and services, which he joined in 1994 and where he was Executive Vice President and Chief Development Officer from 2004 to 2007. Mr. Giancarlo is also on the boards of directors of Accenture plc, a management consulting business, and various private companies. He served on the board of directors of Netflix, Inc., an online movie rental subscription service, from April 2007 until May 2012. Mr. Giancarlo's related industry experience, experience in financial matters, service as an executive officer and director of other companies, prior service as our Chief Executive Officer, experience in working with companies controlled by private equity sponsors, and affiliation with Silver Lake, which has the right to select three of our directors, led to the conclusion that he should serve as a director our Company.
John W. Marren, Director
Mr. Marren has been a member of our board of directors since August 24, 2012. Mr. Marren previously served on our board of directors from October 26, 2007 until April 15, 2011. Mr. Marren joined TPG Capital in 2000 as a Partner and leads TPG's technology team. Mr. Marren is currently the Chairman of the Board of MEMC Electronic Materials, Inc., a provider in the semiconductor and solar industries, a position he has held since November 2001. He also serves on the board of directors of various private companies. Mr. Marren's related industry experience, experience in financial matters, service as a director of other companies, experience in working with companies controlled by private equity sponsors, and affiliation with TPG, which has the right to select three of our directors, led to the conclusion that he should serve as a director our Company.
Afshin Mohebbi, Director
Mr. Mohebbi has been a member of our board of directors since April 2011. Mr. Mohebbi has been a Senior Advisor to TPG since 2004, supporting the firm's portfolio of private and public companies throughout the world. Previously, Mr. Mohebbi held various executive positions at Qwest Communications International Inc., or Qwest, British Telecom Plc., SBC Communications Inc. and Pacific Telesis Group. Most recently, he was president and chief operating officer of Qwest, a provider of broadband Internet-based data, voice and image communications. Mr. Mohebbi served on the board of directors of Hanaro Telecom, a provider of long distance service and wholesale of IT-related products, from March 2005 until December 2007. Mr. Mohebbi's related industry experience, service as an executive officer and director of other companies, experience in working with companies controlled by private equity sponsors, and affiliation with TPG, which has the right to select three of our directors, led to the conclusion that he should serve as a director our Company.
 Greg K. Mondre, Director
Mr. Mondre has been a member of our board of directors since October 26, 2007. Mr. Mondre has been a Managing Partner of Silver Lake since 2012 and a Managing Director of Silver Lake since 2005. Prior to joining Silver Lake in 1999, he was a principal at TPG and an investment banker at Goldman, Sachs & Co., a global investment banking and securities firm. Mr. Mondre is also on the boards of directors of various private companies. Mr. Mondre's experience in financial matters, service as a director of other companies, experience in working with companies controlled by private equity sponsors and affiliation with

Silver Lake, which has the right to select three of our directors, led to the conclusion that he should serve as a director of our Company.
David J. Roux, Director
Mr. Roux has been a member of our board of directors since October 26, 2007 and served as Chairman of the board of directors from November 2, 2007 until December 22, 2008. Mr. Roux is a Co-Founder and Senior Director of Silver Lake. Prior to co-founding Silver Lake in 1999, he served as Chairman and Chief Executive Officer of Liberate Technologies, a software company specializing in telecommunications technology, Executive Vice President at Oracle Corporation, a software and technology company, and Senior Vice President at Lotus Development Corporation, a software manufacturer that was acquired by IBM in 1995. Mr. Roux is also on the boards of directors of various private companies. Mr. Roux served on the boards of directors of Symantec Corporation, a personal computer security software company, from July 2005 until September 2007, and Thomson S.A., a consumer electronics company, from September 2004 until October 2008.
Gary B. Smith, Director
Mr. Smith has been a Director of the Company since December 6, 2011. Mr. Smith currently serves as President, Chief Executive Officer and Director of Ciena Corporation, or Ciena, a network infrastructure company. Mr. Smith began serving as Chief Executive Officer of Ciena in May 2001, in addition to his existing responsibilities as president and director, positions he has held since October 2000. Mr. Smith also serves on the board of directors of CommVault Systems, Inc., a provider of data and information management software applications and related services, a position he has held since May 2004. Mr. Smith's nearly 30 years of experience in the global telecommunications industry, experience in financial matters and independence from the Company, led to the conclusion that he should serve as a director of the Company.
Code of Ethics and Business Conduct
 Our Code of Conduct, Operating with Integrity, is designed to help directors and employees worldwide to resolve ethical issues in an increasingly complex global business environment. The Code of Conduct applies to all directors and employees, including, without limitation, the Chief Executive Officer, the Chief Financial Officer, the Corporate Controller and any other employee with any responsibility for the preparation and filing of documents with the SEC. The Code of Conduct covers a variety of topics, including those required to be addressed by the SEC. Topics covered include, but are not limited to, conflicts of interest, confidentiality of information and compliance with applicable laws and regulations. Directors and employees of the Company receive periodic updates regarding policies governed by and changes to the Code of Conduct. The Code of Conduct is available at our Investor Relations website located at http://investors.avaya.com. We will post amendments to or waivers of the provisions of the Code of Conduct made with respect to any of our directors and executive officers on that website within four business days. The information contained on, or accessible through, our website is not part of this Annual Report, and is therefore not incorporated by reference. During fiscal 2012, no amendments to or waivers of the provisions of the Code of Conduct were made with respect to any of our Directors or executive officers.
Director Selection
A stockholders' agreement between Parent and its shareholders (other than management shareholders) contains agreements among the parties with respect to the election of Directors of Parent. The Directors of our Parent also serve as our Directors.
In addition, Mr. Kennedy's employment agreement provides that, for so long as he is the Company's Chief Executive Officer, our Sponsors shall vote to elect him as a Director of Avaya and of Parent.
Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Exchange Act is inapplicable to the Company.
Audit Committee Financial Expert
The Audit Committee is comprised of Messrs. Mondre (Chairman), Mohebbi and Smith. The Board of Directors, after reviewing all of the relevant facts, circumstances and attributes, has determined that Mr. Mondre is an “audit committee financial expert” as defined in applicable SEC rules. While Messrs. Mondre and Mohebbi are not independent, Mr. Smith has been determined by the Board to meet the independence rules of the New York Stock Exchange and Rule 10A-3 of the Exchange Act. See Item 13, “Certain Relationships and Related Party Transactions and Director Independence,” to this Annual Report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION DISCUSSION AND ANALYSIS

General

Compensation Philosophy and Objectives

Avaya's compensation philosophy is based on a driving principle, established by our CEO and Compensation Committee, to balance market competitiveness with affordability in the current business context. Compensation programs are designed to attract, motivate and retain executive officers and employees who are expected to make the greatest impact on business results. Actual rewards are dependent upon corporate performance and individual contribution level. Leadership behaviors, cross-functional effectiveness and attainment of individual objectives are considered in determining individual contribution level.

The Company has not adopted any formal policies or guidelines for allocating compensation between short-term and long-term compensation, between cash and non-cash compensation, or among different forms of cash and non-cash compensation.

Compensation Committee

Pursuant to its charter, the compensation committee of Avaya Holdings Corp. (“Parent”), which we refer to in this annual report on Form 10-K as the “Compensation Committee,” must consist of at least three members.  A Compensation Committee member serves until his successor is elected and qualified. The Compensation Committee charter provides that the Compensation Committee acts on behalf of Parent and Avaya Inc.  All of our executive officers are employees of Avaya Inc.  During fiscal 2012, the Compensation Committee held seven meetings.

From October 2011 through December 2011, the Compensation Committee consisted of Messrs. Rollins (Chairman), Giancarlo and Roux. In December 2011, Mr. Smith was appointed to the Compensation Committee in place of Mr. Roux.  Effective October 2012, the compensation committee members changed for fiscal 2013 and now include Messrs. Giancarlo (Chairman), Marren and Smith.

Compensation Consultant

For fiscal 2012, the Company retained an advisor on compensation matters, Pearl Meyer and Partners, LLC (“Pearl Meyer”), on a project by project basis.

Pursuant to its charter, the Compensation Committee has sole authority to retain, at the expense of Parent or the Company, as applicable, and terminate any compensation consultant for the Compensation Committee, and it has sole authority to approve that consultant's fees and other retention terms. During fiscal 2012, the Compensation Committee did not retain any such consultant. However, from time to time the Compensation Committee received support from compensation advisors at each of Silver Lake and TPG, our Sponsors.

How Compensation Decisions are Made

Materials and recommendations with respect to CEO and non-CEO executive officer compensation are developed by the Executive Compensation group within the Company, based in part on advice and market and peer group data from Pearl Meyer. With respect to non-CEO compensation, the materials and recommendations are presented to the CEO for his review and assessment. The CEO makes a recommendation to the Compensation Committee, which includes the advice, market and peer group data from Pearl Meyer with respect to the base salary, short-term and long-term incentives, including equity awards and long-term cash awards, for each of the executive officers other than the CEO. With respect to CEO compensation, as described above, the Compensation Committee reviews the materials and recommendations developed by the Executive Compensation group within the Company. Ultimately, the Compensation Committee determines all elements of CEO and non-CEO executive officer compensation. Generally, the Compensation Committee reviews its decisions with the Board of Directors to ensure alignment.

The Compensation Committee recognizes that decisions regarding any one element of compensation may impact how the Company relies upon or makes use of another element. As a result, the Compensation Committee does not review each element in isolation and instead reviews them in total when making compensation decisions, without any particular weighting. In addition, the Compensation Committee considers the Company's status as a privately-held entity when making compensation decisions.

Benchmarking and Competitive Analysis

For fiscal 2012, we evaluated each executive officer's compensation, including the CEO, using market and Peer Group data provided by Pearl Meyer. The market data includes national surveys that cover a broad group of companies in a variety of industries. The Peer Group is selected based on factors including, but not limited to, industry, with specific focus on technology and software companies, and revenue. The Peer Group for fiscal 2012 was:

• Adobe Systems Incorporated	• Agilent Technologies, Inc.	• Anixter International Inc.
• Broadcom Corporation	• CA, Inc.	• Harris Corporation
• DST Systems, Inc.	• EMC Corporation	• Level 3 Communications, Inc.
• Intuit Inc.	• Juniper Networks Inc.	• Pitney Bowes Inc.
• NetApp, Inc.	• NCR Corporation	• Unisys Corporation
• Qualcomm Incorporated	• Symantec Corporation	• Xerox Corporation
We also monitor compensation policies and practices of our competitors who, because of their revenues or other factors, do not meet the criteria to be included within the Peer Group, but with whom we compete in the market for talented employees. These competitors include Brocade, Cisco, Dell, HP, IBM and Microsoft.

Generally, we benchmark our executive officers' compensation against the market median for base salary, target bonus opportunity, annual long-term incentive value and total direct compensation (consisting of base salary, target bonus opportunity, long-term cash and equity awards).

Fiscal 2012 Analysis

During fiscal 2012, when making individual compensation decisions for each of the executive officers named in the Summary Compensation Table, who we refer to as the Named Executive Officers, the Compensation Committee made adjustments based upon a number of different factors. For example, in December 2011, the Compensation Committee approved changes to the compensation packages for executive officers of the Company, including certain of the Named Executive Officers, following a competitive benchmarking exercise. Also in that month, the Compensation Committee approved the 2012 Sales Incentive Program for certain employees, including certain of the Named Executive Officers, designed to continue momentum in quarterly revenue growth in fiscal 2012. This program is described in more detail in the section titled “2012 Sales Incentive Program.” Each of these actions is described in greater detail below and in the accompanying tables, including, where applicable, the Summary Compensation Table.

Elements of Executive Officer Compensation
Generally, we rely upon a mix of compensation elements, including salary, short-term and long-term incentives. Because neither Parent nor the Company has equity that is publicly traded, at times we utilize direct cash compensation to a greater extent than, or in lieu of, equity awards to attract and retain employees. The following highlights the elements of the Company's compensation program for executive officers, including the Named Executive Officers.

Base Salaries

Base salaries are designed to compensate individuals for their current contributions to the Company as reflected in their day-to-day performance. Base salaries are intended to be competitive relative to similar positions at companies of comparable size and similar industries. Base salaries are reviewed annually by the Compensation Committee and are determined in part by the ongoing need to attract and retain executive talent. Consideration of salary adjustments, if any, generally is based on competitive market and peer group data and individual performance. During fiscal 2012, the base salaries for Messrs. Kennedy, Hackney, Mitchell and Formant remained unchanged at $1,250,000, $650,000, $500,000 and $500,000, respectively. In consideration of individual performance leading up to and during fiscal 2012, the Compensation Committee adjusted the base salary for Mr. Massetti from $563,750 to $585,000, effective on January 1, 2012. In August 2012, Mr. Massetti ceased serving as Chief Financial Officer of the Company, though he remained on-roll following the end of the fiscal year. In connection with his change in roles, his base salary was reduced effective September 21, 2012 to an amount to cover only the cost of his benefits.

Short-Term Incentives

Annual Non-Equity Incentive Plan Cash Bonus Program

The Avaya Inc. Short Term Incentive Plan, or STIP, is Avaya's annual cash bonus plan. The plan is designed to reward employees, including the Named Executive Officers, for their contributions to Avaya's business results. Actual awards are directly determined by the Company's performance against specific annual financial targets and further adjusted based on individual contribution level, Therefore, the opportunity for more significant awards increases when both the Company and the employee achieve higher levels of performance.

At the beginning of each fiscal year, the Compensation Committee establishes corporate financial thresholds that must be met to provide funding to the plan. For each additional dollar achieved above a given threshold, a portion of that dollar is allocated, based upon an established formula, to increase the funding to the plan and, correspondingly, increase the aggregate amount of cash available for awards under the STIP. If corporate performance is less than the minimum thresholds established by the Compensation Committee, then no STIP funding is available unless the Compensation Committee exercises its discretion to modify the thresholds or to allocate funds for employee awards. For example, the Compensation Committee may choose to exercise its discretion in the event that an unforeseen one-time item impacts financial performance during the fiscal year.

Corporate Performance Targets for Fiscal 2012

For fiscal 2012, the Compensation Committee determined that corporate performance would be measured against (i) Adjusted EBITDA on a pre-STIP basis (i.e., before taking into account the payment of STIP), or Pre-STIP Adjusted EBITDA, and (ii) revenue targets, with (i) and (ii) each weighted 50% and 50%, respectively. Adjusted EBITDA is defined in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K.

The plan provided an eligible employee with the opportunity to receive a mid-year payout based on Pre-STIP Adjusted EBITDA performance for the first six months of the fiscal year, subject to a cap and individual contribution levels. The year-end payment opportunity for an eligible employee was measured based on both Pre-STIP Adjusted EBTIDA results and total revenue results for the full fiscal year, subject to individual contribution levels. In addition, the size of the cash pool available for STIP awards at the end of the fiscal year was subject to adjustment based on (i) customer satisfaction results as determined under a net promoter score (NPS) compiled with the help of a third party vendor, in which event the cash pool could have been increased or decreased by an amount not to exceed 5% and (ii) measurement of the quality of the Company's products and services, based on an assessment by the Compensation Committee and the CEO, in which event the cash pool could be decreased by an amount not to exceed 5%.

Individual Contribution Level

In the event funding for the STIP is attained in any fiscal year, then the size of an individual employee's award is determined based upon his or her contribution level relative to peers within the Company. Maximum and minimum ranges of awards are set based upon whether an employee is a low-, successful- or high-relative contributor. Leadership behaviors, cross-functional effectiveness and attainment of individual objectives are considered in determining individual contribution level relative to peers.

Fiscal 2012 Results

For fiscal 2012, actual financial results did not provide any funding for mid-year or year-end payouts, other than approximately $1,200,000 in payments to certain non-US employees and U.S. represented employees in connection with certain labor agreements. The first half Pre-STIP Adjusted EBITDA threshold was $522,000,000 and actual first half Pre-STIP Adjusted EBTIDA was $480,000,000. The annual Pre-STIP Adjusted EBITDA threshold was $1,156,000,000 and actual Pre-STIP Adjusted EBITDA for fiscal 2012 was $973,000,000. The annual revenue threshold was $5,705,000,000 and actual fiscal 2012 revenue was $5,171,000,000. As a result, no executive officers received payments under the STIP for fiscal 2012.

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

During fiscal 2010, the Company adopted an employee cash bonus program in connection with the NES acquisition designed to help retain certain employees, including certain of the Named Executive Officers, during the critical period required to integrate that business with the Company. Of the Named Executive Officers, Messrs. Massetti, Formant and Baratz received awards of $200,000, $200,000 and $150,000, respectively. Each of the three Named Executive Officers received the second of two equal installments under this program during fiscal 2012.

In January 2009 the Compensation Committee reduced severance benefits payable to certain executive officers upon an involuntary separation from the Company and, to compensate them for the change in benefits, approved a cash retention award. In this regard, a cash award of $900,000 was made to Mr. Formant that was payable in equal installments during fiscal 2009, fiscal 2011 and fiscal 2012.

For additional information regarding all of these awards, please see the Summary Compensation Table.

Long-Term Incentives

Parent has adopted the Amended and Restated 2007 Equity Incentive Plan, or the 2007 Plan, and the Long-Term Incentive Cash Bonus Plan, or the Cash Plan. These plans are intended to advance the interests of the Company and its affiliates by providing for the grant to select individuals, including the Named Executive Officers, of long-term equity and cash incentive awards. These equity and cash awards are designed to help achieve long-term goals and objectives and, in the process, align management interests with those of shareholders.

As of September 30, 2012, 49,848,157 shares of Parent common stock were authorized for issuance in connection with awards granted pursuant to the 2007 Plan, in addition to 2,924,125 shares available for issuance in satisfaction of Continuation Options and Continuation Units, or together the Continuation Awards. None of the Named Executive Officers holds any Continuation Awards. Also, as of September 30, 2012, Parent was authorized to issue up to $60,000,000 in aggregated awards under the Cash Plan. None of the Named Executive Officers holds any awards under the Cash Plan.

In alignment with our overall compensation philosophy, equity awards are determined by balancing the interests of shareholders, in terms of the impact of dilution, with the need to provide long-term incentive compensation that is competitive with peer companies. Individual grants of equity awards are based on various factors, including Avaya's private equity ownership, Peer Group and market data, individual performance and each individual's contribution level. Avaya does not currently provide executive officers or employees with annual grants, such that equity awards for newly hired executive officers and employees are generally intended to provide grant values that represent a longer-term investment. With the exception of considerations regarding dilution, similar factors are used when determining long-term cash incentive awards.

Long-term incentive awards were made during fiscal 2012 in connection with new-hire employment offers, for purposes of promotion and retention of existing employees and in recognition of significant individual contributions for specific projects or performance during the fiscal year. To the extent any of the Named Executive Officers received grants of long-term incentive awards during fiscal 2012, they are included in the “Grants of Plan-Based Awards” table below.

Since our Parent's common stock is not publicly traded, the terms of the 2007 Plan require that Parent's board or a committee of the board, as plan administrator, determine the fair market value of a share of Parent's common stock. The determination is based in part upon the recommendation of our CEO and an independent third-party appraisal that is obtained at least annually and reassessed by the plan administrator at least semi-annually. For fiscal 2012, the Compensation Committee obtained an independent valuation and considered that valuation as well as other factors when setting the exercise price of stock option awards granted throughout the year. See “Management's Discussion and Analysis-Use of Estimates and Critical Accounting Policies-Share-based Compensation.”

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

Fiscal 2012 Awards

During fiscal 2012, awards of time-based and market based multiple of money, or MoM, stock options were made to Company employees including executive officers and Named Executive Officers. Each grant of stock options included 65% time-based vesting and 35% MoM-based vesting awards. The time-based portions of the stock options vest 25% on the first anniversary of the grant date and thereafter vest in equal installments annually over the following three-year period, becoming fully vested four years after the grant date. The MoM stock options vest 50% upon the achievement of a multiple of 1.6 times, and 100% upon the achievement of a multiple of 2.0 times or greater, the initial amount invested in Parent by the Sponsors, as defined in the 2007 Plan. The Company believes that, for fiscal 2012, of this mix provided the appropriate balance between awards certain to vest over time and awards that would vest based on corporate performance. However, the 2007 Plan does not restrict award grants to that formula and the Company may grant awards with different vesting provisions in the future. All stock options awarded under the 2007 Plan expire ten years from the date of grant or upon cessation of employment, in which event there are limited exercise provisions associated with vested stock options. During fiscal 2012, Mr. Mitchell received a retention-based stock option award. The details of this award are set forth in the “Grants of Plan-Based Awards” table.

Restricted Stock Unit Awards

Key employees, directors and consultants of the Company may be eligible to receive RSUs under the 2007 Plan. Each restricted stock unit, when vested, entitles the holder to receive one share of Parent's common stock, subject to certain restrictions on their transfer and sale as provided for in the 2007 Plan and the related award agreements. RSUs vest over time according to the provisions set forth in their individual award agreements. As reflected in the “Grants of Plan-Based Awards” table, during fiscal 2012, Messrs. Hackney, Mitchell and Formant received awards of 56,818, 45,455 and 45,455, respectively, under the 2012 Sales Incentive Program, which is described in more detail in the section titled “2012 Sales Incentive Program”.

2011-2013 Performance Recognition Plan

On December 22, 2010, the Compensation Committee approved a plan to provide cash incentives to certain executive officers, including its Named Executive Officers, to help promote the long-term value of the Company, referred to as the Avaya Inc. Executive Committee 2011-2013 Performance Recognition Plan, or the EC LTIP. The Compensation Committee currently serves as that plan's administrator. On May 11, 2011, the Compensation Committee approved certain amendments to the plan as well as the final plan document and form of award agreement. The plan was subsequently amended on December 6, 2012. See “-Fiscal 2013 Actions and Changes to Compensation” for more information.

Under the plan as in effect prior to December 6, 2012, each award under the EC LTIP consists of the grant to a plan participant of the conditional right to receive a dollar amount credited to an account for such participant based on the Company's performance during fiscal years 2011, 2012 and 2013. The amount credited to a participant's account for each of the respective fiscal years will be determined based on the Company's actual Management EBITDA (as defined in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2010) excluding the impact of payments under the STIP, or Pre-STIP EBITDA, compared to performance thresholds and targets established by the plan administrator for the applicable fiscal year, subject to a multiplier for each threshold and target. The amount credited to a participant's account for a fiscal year will equal his or her targeted award multiplied by the multiplier determined based on the Company's actual performance. Attainment of Pre-STIP EBITDA between the threshold and target levels will result in a pro rata adjustment (based on straight line interpolation) to the applicable multipliers. For fiscal 2012, the threshold Pre-STIP EBITDA was established at $1,017 million and the target Pre-STIP EBITDA was established at $1,221 million. Achievement of corporate performance equal to the applicable threshold and target would result in multipliers of 75% and 100%, respectively, of the award amounts identified for each of the Named Executive Officers below.

If the Pre-STIP EBITDA attained for any fiscal year is less than the applicable threshold, then no amount will be credited to a participant's account for that fiscal year under the terms of the plan. For any fiscal year where the actual Pre-STIP EBITDA equals or exceeds the target for such year, the plan administrator may, in its sole discretion, credit an additional amount to one or more participant's accounts based on any factors it determines are appropriate, including, but not limited to, individual performance and contribution to the business results. In no event, however, will the amount credited to a participant's account for any fiscal year exceed 160 percent of that participant's targeted award.

If during the one-year period following a change of control transaction involving the Company, a participant in the plan is involuntarily terminated other than for “cause” or voluntarily terminates for “good reason” (as each such term is defined in the EC LTIP plan document), a pro rata portion of the targeted award for such fiscal year shall be credited to the participant's account for that year.

In addition, a participant will (i) forfeit any or all rights with respect to the award or to amounts previously paid under an award and (ii) be required to pay back any such previously paid amounts, if the participant breaches any nondisclosure, non-competition, non-solicitation or other undertakings set forth in the award agreement.

The table below reflects the threshold and target award established for the Named Executive Officers for fiscal 2012. The earned amounts are included in the Summary Compensation Table below, under the heading "Non-Equity Incentive Plan Comp.”

Named Executive Officer	FY12 Opportunity @ Threshold	FY12 Opportunity @ Target
Kevin J. Kennedy	$937,500	$1,250,000
Anthony J. Massetti	$422,813	$563,750
J. Joel Hackney, Jr.	$487,500	$650,000
Thomas G. Mitchell	$375,000	$500,000
Christopher M. Formant	$375,000	$500,000

Fiscal 2012 results for Pre-STIP EBITDA of $973 million did not meet the annual threshold under the EC LTIP established by the Compensation Committee and therefore, no amounts were awarded for fiscal 2012 to any of the Named Executive Officers.

Prior to December 6, 2012, the dollar amount of all awards that may be issued under the EC LTIP at target payout was $25 million and could not exceed $40 million in the aggregate for all participants.
2012 Sales Incentive Program
On December 5, 2011, the Compensation Committee approved a plan to provide incentives to certain executive officers of the Company, including Messrs. Hackney, Mitchell and Formant, to continue to grow revenue in fiscal 2012 (the “2012 Sales Incentive Program”). Under the terms of the 2012 Sales Incentive Program, each program participant was granted the conditional right to receive a number of restricted stock units, or RSUs, under the 2007 Plan upon the achievement of certain revenue objectives. RSUs to be awarded under the 2012 Sales Incentive Program would be based upon the fair market value of Parent's common stock on December 6, 2011, the date of grant, which was $4.40 per share.
The number of RSUs that a participating employee in the 2012 Sales Incentive Program had the right to receive (subject to vesting requirements and the other terms and conditions of the applicable award agreement) was to be determined based upon achievement of both of the following: (i) revenue targets for specific sales territories/divisions/product houses (each, a “Performance Gateway”) and (ii) an overall revenue target for the Company. For each of Messrs. Hackney, Mitchell and Formant, achievement of three of five specified Performance Gateways would result in an award of 50% of his opportunity and achievement of all five specified Performance Gateways would result in an award of 100% of his opportunity. Achievement of targets under the 2012 Sales Incentive Program was measured twice in fiscal 2012, with a participating employee being able to earn half of his total opportunity based on results for the first half of fiscal 2012 and the second half of his total opportunity based on results for the second half of fiscal 2012. All RSU awards granted under the 2012 Sales Incentive Program would vest on December 6, 2013 for each program participant who achieved the performance objectives. Messrs. Hackney, Mitchell and Formant were awarded the opportunity to receive up to 56,818, 45,455 and 45,455 RSUs, respectively, under the 2012 Sales Incentive Program.
The applicable Performance Gateways and revenue targets were not achieved, and therefore, no RSUs vested.
Long-Term Cash Bonus Awards

Key employees, directors, and consultants of the Company may be eligible to receive an award under the Long-Term Incentive Cash Bonus Plan. Under this plan, each award will become payable upon the achievement of a multiple of 1.6 times or greater of the initial amount invested in Parent by the Sponsors as defined in the plan. None of the Named Executive Officers has received an award under this plan.

Long-Term Incentive Award Agreement Provisions

All long-term equity and cash incentive awards are subject to the terms and conditions of the award agreements and the plans under which they were issued. In addition to provisions regarding vesting, all awards made in fiscal 2012, including those made to the Named Executive Officers, contain provisions restricting award recipients from, among other things, disclosing proprietary Company information and, for a period of twelve months from the date of termination of employment, soliciting the Company's customers or employees. A breach of any of the imposed restrictions will cause the underlying award to be cancelled in its entirety and any benefit already paid out prior to the Company's notice to the award recipient of the violation shall, at the Company's sole discretion, be required to be repaid to the Company.

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

To the extent an individual acquires shares of Parent common stock upon exercise of a stock option or vesting of an RSU, those shares are subject to the restrictions on transfer and other provisions contained in a management stockholders' agreement and, in the case of certain executive officers, including certain of the Named Executive Officers, a registration rights agreement. See “Certain Relationships and Related Transactions and Director Independence.”

Other Compensation

In addition to base salaries, short-term incentives and long-term incentives, the Company provides its executive officers with certain other benefits to remain competitive in the market for a high-caliber management team.

Perquisites

Certain temporary relocation expenses are paid on behalf of executive officers, including the Named Executive Officers, in order to attract and retain critical talent. During fiscal 2012, tax gross up payments were made with respect to eligible temporary relocation expenses. For additional information regarding perquisites made available to the Named Executive Officers during fiscal 2012, please see the “All Other Compensation” column of the Summary Compensation Table and the corresponding footnotes.

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

From March 1, 2009 through March 31, 2010, the Company suspended Company matching contributions under the ASPSE. Effective April 1, 2010, the Company reinstated ASPSE matching contributions. The formula for matching contributions was 50% on the first 3% of eligible compensation contributed by a participant. Effective October 1, 2010, the Company matching allocation for the ASPSE was further enhanced to 100% on the first 2% of eligible compensation contributed by a participant and 50% on the next 1% of eligible compensation contributed by a participant.

Effective January 1, 2013, the Company matching allocation will be made on a quarterly basis, once a Company performance threshold is met. The matching formula will change to 50% on the first 5% of eligible compensation contributed by a participant on a pre-tax basis. The Company match will be capped at $3,000 annually, per participant.

For more information regarding each of these plans, please see “Pension Benefits” and “Nonqualified Defined Contribution and Other Deferred Compensation Plans” below.

Employment, Change in Control and Separation Arrangements

Mr. Kennedy's Employment Agreement

Mr. Kennedy is party to an employment agreement with the Company under which he agrees to serve as the Company's President and CEO. The agreement, which became effective December 22, 2008, has an initial three-year term that is automatically renewed for subsequent one-year periods unless notice of non-renewal is delivered by the Company. Under the agreement, Mr. Kennedy's base salary is $1,250,000. It provides that his target cash award under the STIP is 100% of his base salary, with the maximum award payable to him under the STIP being subject to a cap of 200% of his base salary. Pursuant to the agreement, Mr. Kennedy received a guaranteed incentive award for fiscal 2009 of $965,754 and a transition bonus of $850,000. The Compensation Committee approved a change to Mr. Kennedy's target opportunity under the STIP, to 125% of his base salary, effective January 1, 2011.

Under the agreement, Mr. Kennedy received, effective as of the date his employment with the Company commenced, a grant of 5,000,000 stock options having an exercise price equal to the fair market value of a share of Parent common stock at the time of grant, which was $3.80. These awards were exchanged for replacement options with an exercise price of $3.00 per share, vesting ratably in four annual installments, under a stock option exchange program available to all holders of stock options, conducted in fiscal 2010.

Effective December 22, 2008, Mr. Kennedy also received 400,000 RSUs, which vest equally on the first, second, third and fourth anniversary dates of the grant date. Currently, the RSUs are subject to certain puts and calls that expire on an initial public offering by Avaya or Parent, should one be made. Prior to an initial public offering, (i) if Mr. Kennedy's employment is terminated other than for cause, (ii) if he voluntarily resigns for any reason or (iii) upon his death or disability, Mr. Kennedy has the right to require Parent to purchase from him any or all of the shares of common stock subject to his vested RSUs at fair market value, unless fair market value is less than $10 per share, in which case the purchase price shall be $10 per share, or the RSU Price. Further, in the event that certain “drag-along” or “tag-along” provisions under the management stockholders' agreement are exercised and Mr. Kennedy sells shares of common stock underlying vested RSUs in certain transactions and receives less than $10 per share, then Parent is obligated to pay to Mr. Kennedy the difference between $10 per share and the amount realized by Mr. Kennedy in such transaction.

In addition, the agreement provides that, for so long as Mr. Kennedy is the Company's CEO, the Sponsors shall ensure that their affiliates vote to elect him as a member of our board of directors.

Mr. Massetti's Offer of Employment

Mr. Massetti became the Company's Senior Vice President and Chief Financial Officer on October 26, 2009. Under the terms of his offer of employment, Mr. Massetti's annual base salary was $550,000 and his annual target award under the Avaya STIP was 85% of his annual base salary. He received a cash sign-on bonus payment of $375,000 in January 2010 and a cash sign-on bonus payment of $750,000 in March 2011. Each award requires repayment to the Company if Mr. Massetti terminates his employment for any reason or if the Company terminates his employment for cause, in either case within 12 months following each payment. The repayment amount will be prorated based on the number of months employed in the 12 month period following payment. The Compensation Committee approved a change to Mr. Massetti's base salary and target opportunity under the STIP to $585,000 and $526,500, respectively, effective in January 2011.

As part of the offer of employment, Mr. Massetti was awarded 1,000,000 stock options pursuant to the 2007 Plan. The grant was comprised of time-based stock options and MoM stock options, weighted 65% and 35% respectively, having an exercise price equal to the fair market value of a share of Parent common stock at the time of grant, which was $3.00. The vesting terms are similar to those granted to employees during fiscal 2012.

Mr. Massetti also was granted 150,000 RSUs on November 19, 2009, which vested 50% on the first anniversary of the grant date and 25% on each of the second and third anniversaries of the grant date. Following Mr. Massetti's termination of employment, Parent has the right to purchase from him shares issued on the vesting of these RSUs at a purchase price per share equal to the greater of the fair market value of a share of our common stock and $13. Further, (i) if Mr. Massetti's employment is terminated other than for cause, (ii) if he voluntarily resigns for good reason or (iii) upon his death or disability, Mr. Massetti has the right to require Parent to purchase from him any or all of the shares of common stock subject to his vested RSUs at a purchase price per share equal to the greater of the fair market value of a share of our common stock and $13. If Mr. Massetti exercises this right, then we will have the right to defer the payment to a change in control event, as defined in the 2007 Plan.

Mr. Hackney's Offer of Employment

Mr. Hackney became an officer of the Company on December 19, 2009 following the acquisition by Avaya Inc. of the enterprise solutions business of NES as the Senior Vice President and President of Avaya Government Solutions and Data Solutions. His initial annual base salary was $600,000 and his annual target award under the Avaya STIP was 75% of his annual base salary. In addition, he received a cash award in the amount of $600,000 which was payable upon the earlier of (i) two years from the date on which he was first employment by Avaya Inc., (ii) the completion of the divestiture by Avaya of a particular business unit or (iii) if he was terminated by Avaya other than for Cause. The payment was conditioned upon his continued employment through the date the payment was made, which was December 2011.

As part of the offer of employment, Mr. Hackney was awarded 600,000 stock options pursuant to the 2007 Plan. The grant was comprised of time-based stock options and MoM stock options, weighted 65% and 35%, respectively, having an exercise price equal to the fair market value of our common stock at the time of grant, which was $3.00.

In connection with his appointment as Senior Vice President, Global Sales and Marketing and President, Field Operations, Mr. Hackney's annual base salary was adjusted from $600,000 to $650,000, effective January 2011.

Mr. Mitchell's Offer of Employment

Mr. Mitchell entered into an Executive Employment Agreement effective May 3, 2010 pursuant to which he became the Company's Senior Vice President, Channel Integration. Mr. Mitchell's employment agreement had an initial term that expired on November 3, 2011 and could be extended for a subsequent six month period pursuant to a mutual agreement of Mr. Mitchell and the Company.  Under the employment agreement, Mr. Mitchell's base salary was established at $450,000.  In addition, Mr. Mitchell was eligible to receive a discretionary bonus of $550,000 based on achievement against established performance targets.  Mr. Mitchell received a payment in December 2010 of $228,250 for results associated with the first half of his annual target and a second payment in April 2011 of $275,000 for results associated with the second half of his annual target.

On March 22, 2011, Mr. Mitchell accepted a revised offer of employment in connection with his appointment as Senior Vice President, SME and Avaya Go to Market, effective April 1, 2011.  Under the terms of his revised offer letter, which superseded Mr. Mitchell's existing Executive Employment Agreement, Mr. Mitchell's annual base salary was increased from $450,000 to $500,000. In addition, effective April 1, 2011, in lieu of the discretionary cash bonus described above, Mr. Mitchell became eligible to participate in the Company's STIP at 80% of his base salary, with Mr. Mitchell's fiscal 2011 STIP to be prorated to reflect his actual STIP eligibility period (April 1, 2011 through September 30, 2011).  Mr. Mitchell was also awarded 900,000 stock options pursuant to the 2007 Plan. The grant was comprised of time-based stock options and MoM stock options, weighted 65% and 35% respectively, having an exercise price equal to the fair market value of a share of Parent common stock at the time of grant, which was $3.00. The vesting terms are similar to those granted to employees during fiscal 2012. Finally, under the terms of Mr. Mitchell's revised offer letter, he was awarded a grant of 50,000 RSUs on March 22, 2011, which vest equally on the first and second anniversaries of the grant date.

On February 16, 2012, the Compensation Committee approved a $250,000 Retention Bonus for Mr. Mitchell to be paid in two equal installments on December 31, 2012 and December 31, 2013.

Mr. Formant's Offer of Employment

Mr. Formant became an officer of the company on February 18, 2008, at which time he was appointed Senior Vice President and President, Avaya Global Services. Under the terms of his offer of employment, Mr. Formant's initial annual base salary was $450,000 and his annual target award under the Avaya STIP was 75% of his annual base salary. The offer also provided a guarantee that his STIP award for each fiscal quarter through December 2009 would not be less than $25,000. In addition, he received a cash sign-on bonus payment of $300,000, payable in eight quarterly installments at the end of each fiscal quarter. The payments were made in March, June, September and December of 2008 and 2009. All payments were conditioned upon Mr. Formant's continued employment through the date each payment was due.

As part of the offer of employment, Mr. Formant was awarded 900,000 stock options pursuant to the 2007 Plan, having an exercise price equal to the fair market value of our common stock at the time of grant, which was $5.00. These awards were exchanged for replacement options with an exercise price of $3.00 per share under a stock option exchange program conducted in fiscal 2010.

Effective March of 2009, the Compensation Committee approved a change to Mr. Formant's base salary to $500,000 based on a review of his compensation as the SVP and President, Avaya Global Services.

Mr. Vellequette's Offer of Employment

Mr. Vellequette became the Company's Senior Vice President and Chief Financial Officer on October 1, 2012. Under the terms of his offer of employment, Mr. Vellequette's annual base salary is $575,000 and his annual target award under the STIP is 90% of his annual base salary. In addition, he received a cash sign-on bonus payment of $400,000, payable in two equal installments in April 2013 and February 2014. These payments are conditioned upon Mr. Vellequette's continued employment through the date the payment is due. In addition, Mr. Vellequette's target opportunity under the EC LTIP for fiscal 2013 is $575,000, with the actual award for fiscal 2013 being the greater of $400,000 and the actual award earned based on the achievement of the fiscal 2013 financial targets set forth in the plan.
As part of the offer of employment, Mr. Vellequette was awarded 500,000 stock options pursuant to the 2007 Plan. The grant was comprised of 325,000 time-based stock options and 175,000 MoM stock options, having an exercise price equal to the fair market value of a share of Parent common stock at the time of grant, which was $4.00. The vesting terms are similar to those granted to employees during fiscal 2012.
Mr. Vellequette also was granted 150,000 RSUs which will vest 25% on each of the first, second, third and fourth anniversaries of the date of grant.
Dr. Baratz's Separation Agreement
In connection with Dr. Baratz's separation from the Company, he received a payment of one times base salary in the amount of $675,000, in accordance with the Avaya Inc. Involuntary Separation Plan for Senior Officers. He also received the final installment of a cash retention award in the amount of $75,000, in accordance with his amended employment agreement dated February 2011. Also, as part of Dr. Baratz's separation agreement, he forfeited his right to participate in the EC LTIP and received a one-time payment of $675,000. Dr. Baratz stopped vesting in all stock options as of his separation from the Company which was effective May 5, 2012, and he was given an 18 month extended period in which to exercise his vested options.

Change in Control Agreements

Certain executive officers of the Company are parties to agreements providing for severance benefits in the event of the termination of their employment following a change in control of the Company. The agreements were entered into prior to the Merger and at a time when the Company was publicly traded to provide assurances that, in the event a change in control transaction was contemplated, these executive officers would negotiate and conduct the underlying transaction smoothly and efficiently, without concern that their positions and their financial livelihoods may be in jeopardy. None of the Named Executive Officers is a party to these agreements.

Involuntary Separation Plan

The Avaya Inc. Involuntary Separation Plan for Senior Officers, amended and restated as of February 1, 2009, is designed to provide a specific payment and certain benefit enhancements to eligible executive officers of the Company and its affiliated companies and subsidiaries, including the Named Executive Officers, in the event that their employment is involuntarily terminated under certain conditions. Eligible executive officers include the CEO and all executive officers elected by the Company's board of directors at a level above Vice President who are designated “At Risk” under the Avaya Force Management Program Guidelines. For a description of the potential amounts that could be received by each of the Named Executive Officers assuming an involuntary separation had occurred as of September 30, 2012, please see the section below titled “Potential Payments on Occurrence of Change in Control and Other Events.”

Fiscal 2013 Actions and Changes to Compensation

Following the conclusion of fiscal 2012, the Compensation Committee approved changes to certain executive officer compensation arrangements, including those for certain Named Executive Officers.
Short-Term Incentive Plan
Effective December 6, 2012, the Compensation Committee determined that, for fiscal 2013, corporate performance would be measured against Adjusted EBITDA on a pre-STIP basis (i.e., before taking into account the payment of STIP), or Pre-STIP Adjusted EBITDA. Adjusted EBITDA is defined in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

As adopted, an eligible employee participating in the STIP will have an opportunity for a mid-year and year-end payout on achievement by the Company of quarterly Pre-STIP Adjusted EBITDA targets for the first and second six-month periods of fiscal 2013, respectively, subject to individual performance criteria.  If a quarterly target is not achieved, then no cash will be available to fund STIP for that quarter.
Salary Adjustment
On December 6, 2012, the Compensation Committee approved a change to Mr. Mitchell's salary from $500,000 to $600,000 effective January 1, 2013. The increase was made in recognition of his contribution during fiscal 2012 and following a review of benchmark data.
Executive Committee Long-term Incentive Plan Amendment
On December 6, 2012, the Compensation Committee approved the amendment and restatement of the EC LTIP. The plan was revised to include additional executive officers as participants and to extend the term of the plan to cover fiscal years 2014 and fiscal 2015 in addition to the previously covered fiscal years of 2011 through 2013. The plan amendments did not modify any previously issued awards covering fiscal years 2011 through 2013.
With respect to the extended period covered by the plan post-amendment, each award under the EC LTIP post-amendment consists of the grant to a plan participant of the conditional right to receive a dollar amount credited to an account for such participant based on the Company's performance during fiscal years 2014 and 2015. The amount credited to a participant's account for each of the respective fiscal years will be determined based on the Company's Pre-STIP Adjusted EBITDA as defined above compared to performance thresholds and targets established by the plan administrator for the applicable fiscal year, subject to a multiplier for each threshold and target. The amount credited to a participant's account for a fiscal year will equal his or her targeted award multiplied by the multiplier determined based on the Company's actual performance. Attainment of Pre-STIP Adjusted EBITDA between the threshold and target levels will result in a pro rata adjustment (based on straight line interpolation) to the applicable multipliers. The Compensation Committee expects to establish thresholds and targets under the EC LTIP for fiscal years 2014 and 2015 during the first quarter of each respective year.
If the Pre-STIP Adjusted EBITDA attained for either fiscal year is less than the applicable threshold, then no amount will be credited to a participant's account for that fiscal year. For any fiscal year where the actual Pre-STIP Adjusted EBITDA equals or exceeds the target for such year, the plan administrator may, in its sole discretion, credit an additional amount to one or more participant's accounts based on any factors it determines are appropriate, including, but not limited to, individual performance and contribution to the business. In no event, however, will the amount credited to a participant's account for either fiscal year exceed 160 percent of that participant's targeted award.
The dollar amount of all awards that may be issued under the EC LTIP (including awards pre-amendment) at target payout is approximately $32 million and shall not exceed $50 million in the aggregate for all participants.
Unless previously paid, each award will be automatically forfeited, and no payment will be made, upon termination of a participant's employment with the Company and its subsidiaries before it is paid for any reason, other than involuntary termination without cause, disability, death and, for awards covering the fiscal 2014 and fiscal 2015 periods, retirement. In addition, a participant will (i) forfeit any or all rights with respect to the award or to amounts previously paid under an award and (ii) be required to pay back any such previously paid amounts, if the participant breaches any nondisclosure, non-competition, non-solicitation or other undertakings set forth in the award agreement.
Awards for fiscal 2014 and 2015 for the Named Executive Officers and Mr. Vellequette are set forth below.

NEO	Annual Opportunity for Fiscal 2014-2015(1)
Kevin J. Kennedy, President and Chief Executive Officer	$1,250,000
David Vellequette, SVP and Chief Financial Officer	$575,000
J. Joel Hackney, Jr., SVP, Global Sales & Marketing & President, Field Operations	$650,000
Thomas G. Mitchell, SVP and President, SME and Avaya Go to Market	$600,000
Christopher M. Formant, SVP and President, Avaya Government Solutions	$500,000
___

(1)
All amounts are the same as their respective fiscal 2011-2013 annual award opportunities with the exception of (i) Mr. Mitchell, whose fiscal 2011-2013 annual award opportunity was $500,000 and (ii) Mr. Vellequette, who became the Company's SVP and Chief Financial Officer effective October 1, 2012 and previously was not a participant in the plan. With respect to Mr. Vellequette and as previously disclosed on a Form 8-K filed with the SEC on August 15, 2012, his offer of employment provides that the actual award for fiscal 2013 shall be the greater of $400,000 and the actual award earned based on the achievement by the Company of the fiscal 2013 financial target.

Short-Term Cash Awards
On December 6, 2012, the Compensation Committee approved a short-term cash award program for senior officers, including the Named Executive Officers, as follows:

NEO	Award Amount	First Payment Dec. 2012	Second Payment Mar. 2013	Third Payment Dec. 2013
Kevin J. Kennedy, President and Chief Executive Officer	$2,813,000	$781,500	$781,500	$1,250,000
J. Joel Hackney, Jr., SVP, Global Sales & Marketing & President, Field Operations	$645,000	$147,500	$147,500	$350,000
Thomas G. Mitchell, SVP and President, SME and Avaya Go to Market	$800,000	$200,000	$200,000	$400,000
Christopher M. Formant, SVP and President, Avaya Government Solutions	$395,000	$107,500	$107,500	$180,000

Each award will be paid in three installments as detailed in the table above, provided the executive officer is employed on the date of payment. The awards were in recognition of performance during fiscal 2012 and represent an investment in senior officers the Company believes have high levels of impact on business results.

In addition, Mr. Kennedy was granted a cash award of approximately $600,000 payable at the end of December 2012 in recognition for his leadership during fiscal 2012.

Long-Term Cash Awards
On December 6, 2012, the Compensation Committee approved a long-term cash award program for senior officers, including the Named Executive Officers and Mr. Vellequette, as follows:

NEO	Cash Payment (First Installment) Jan. 1, 2013	Cash Payment (Second Installment) Jan. 1, 2014 (1)	Target Range for Cash Payment (Third Installment) Dec. 1, 2015 (1, 2)
Kevin J. Kennedy, President and Chief Executive Officer	$994,000	$1,656,000	$3,975,000 - $7,288,000
David Vellequette, SVP and Chief Financial Officer	$173,000	$518,000	$1,035,000 - $1,898,000
J. Joel Hackney, Jr., SVP, Global Sales & Marketing & President, Field Operations	$443,000	$738,000	$1,770,000 - $3,245,000
Thomas G. Mitchell, SVP and President, SME and Avaya Go to Market	$342,000	$571,000	$1,370,000 - $2,512,000
Christopher M. Formant, SVP and President, Avaya Government Solutions	$327,000	$545,000	$1,308,000 - $2,398,000
___

(1)	Actual payment dates for Mr. Vellequette will be January 1, 2015 for the second installment and November 1, 2017 for the third installment.

(2)	Actual amounts to be awarded will depend on individual performance rating for the year in which the third installment payment is to be made.
Notwithstanding the foregoing, the third installment payment for a senior officer will be adjusted downward (i) to reflect shares of Parent common stock previously owned and sold by that senior officer and (ii) if Parent's common stock is then publicly traded, to reflect the value of shares of Parent common stock that senior officer owns or could receive upon exercise of stock options or vested RSUs, in each case excluding shares relating to continuation stock options, continuation restricted stock units and cash invested in connection with the going-private transaction of the Company.

Conclusion

The Compensation Committee believes that the Company's compensation program for executive officers supports the Company's philosophy that compensation should be designed to attract, motivate and retain executive officers and employees in such a way as to create value for the benefit of the Company's shareholders. The Company feels confident that the Company's salary, short-term incentive, long-term incentive and other compensation programs help enable the Company to create a competitive total compensation package. In addition, the Company believes that this total compensation package helps reinforce the Company's commitment to reward employees for performance against stated goals and objectives, both at the corporate and individual levels.

Summary Compensation Table
The following table sets forth the compensation earned by the Company's Named Executive Officers for services rendered in all capacities to the Company and its subsidiaries for the fiscal years indicated. The Company's Named Executive Officers for fiscal 2012 include our Chief Executive Officer, our former Chief Financial Officer,our three most highly compensated executive officers in fiscal 2012 other than the Chief Executive Officer and Chief Financial Officer and the Company's former SVP, Corporate Development & Strategy.

Name	Year	Salary ($)(4)	Bonus ($)(5)	Stock Awards ($)(6)	Option Awards ($)(6)	Non-Equity Incent. Plan Comp ($)(7)	Change in Pension Value ($)(8)	All Other Comp. ($)(9)	Total ($)
Kevin J. Kennedy	2012	$1,250,000	—	—	—	—	—	$78,648	$1,328,648
President and Chief Executive Officer	2011	$1,250,000	—	—	—	$2,584,227	—	$25,112	$3,859,339
	2010	$1,153,846	—	—	$903,500	$44,363	—	$507,637	$2,609,345
Anthony J. Massetti (1)	2012	$621,673	$100,000	—	—	—	—	$49,590	$771,263
Former SVP and Chief Financial Officer	2011	$560,313	$850,000	—	—	$914,357	—	$66,924	$2,391,593
	2010	$489,198	$375,000	$1,950,000	$1,129,375	$12,635	—	$67,858	$4,024,066
J. Joel Hackney, Jr. (2)	2012	$650,000	$600,000	—	—	—	—	$15,756	$1,265,756
SVP, Global Sales and Marketing	2011	$650,000	—	—	—	$947,517	—	$7,220	$1,604,737
	2010	$459,565		$300,000	$1,264,900	$11,956		$46,367	$2,082,788
Thomas G. Mitchell (3)	2012	$500,000	—	$440,000	$135,850	—	—	$3,340	$1,079,190
SVP, SME and Avaya Go to Market	2011	$475,000	$503,250	$150,000	$754,650	$298,533	—	$2,960	$2,184,393
	2010
Christopher M. Formant	2012	$500,000	$400,000	—	—	—	—	$22,958	$922,958
SVP & President, Avaya Government Solutions

Alan E. Baratz	2012	$506,250	$225,000	—	—	—	—	$1,353,418	$2,084,668
Former SVP, Corporate Development and Strategy	2011	$647,308	$150,000	$300,000	—	$722,461	—	$4,283	$1,824,051
	2010	$550,000	$300,000	—	$451,750	—	—	$8,627	$1,310,377
_____________

(1)
Mr. Massetti was elected Senior Vice President and Chief Financial Officer effective October 26, 2009. His salary for fiscal year 2010 is prorated for the number of days he was employed during the year. On August 15, 2012, the Company announced that Mr. Massetti would cease holding the position of Chief Financial Officer of the Company effective as of that date. Mr. Massetti remained a company employee through the end of fiscal 2012 to assist during a transition period. Effective September 21, 2012, Mr. Massetti's salary through the end of fiscal 2012 was reduced to an amount to cover his benefits. Mr. David Vellequette, the Company's new Chief Financial Officer, became employed by the Company effective October 1, 2012. Please see “Employment, Change in Control and Separation Arrangements - Mr. Vellequette's Offer of Employment” for information regarding our new Chief Financial Officer's compensation.

(2)
Mr. Hackney joined the Company as Senior Vice President & President Avaya Government Solutions & Data Business on December 19, 2009. He was subsequently named Senior Vice President, Global Sales and Marketing and President, Field Operations on June 14, 2010. His salary for fiscal year 2010 reflects an adjustment to his base salary from $600,000 to $650,000 effective July 1, 2010 in connection with his change in position.

(3)
Mr. Mitchell joined the Company as Senior Vice President, Channel Integration on May 3, 2010 and was subsequently named Senior Vice President, SME and Avaya Go to Market effective April 1, 2011, when his base salary was adjusted from $450,000 to $500,000 in connection with his change in position.

(4)
Reflects the impact of participation in the Company's mandatory two-week furlough program for all employees (except to the extent prohibited by local law, in which case participation was voluntary), for 2010, where applicable. Had these individuals not participated in the program, base salaries in fiscal year 2010 for Messrs. Kennedy, Massetti and Hackney would have been as set forth above under “-Elements of Executive Officer Compensation-Base Salaries.”

(5)	The following table represents a detailed view of bonus payments received by each of the Named Executive Officers:

Name	Year	NES Acquisition Retention (A)	Payments Pursuant to Employment Offer (B)	Severance Buy Down Bonus (C)	Total Bonus
Kevin J. Kennedy	2012	—	—	—	—
	2011	—	—	—	—
	2010	—	—	—	—
Anthony J. Massetti	2012	$100,000	$—	—	$100,000
	2011	$100,000	$750,000	—	$850,000
	2010	—	$375,000	—	$375,000
J. Joel Hackney, Jr.	2012	—	$600,000	—	$600,000
	2011	—	—	—	—
	2010	—		—	—
Thomas G. Mitchell	2012	—	—	—	—
	2011	—	$503,250	—	$503,250
Christopher M. Formant	2012	$100,000	—	$300,000	$400,000
Alan E. Baratz	2012	75,000	$150,000	—	$225,000
	2011	75,000	$75,000	—	$150,000
	2010	—	$300,000	—	$300,000

_____________

(A)
Reflects installments received in connection with the cash bonus program adopted to retain employees assisting with the integration of NES. Please see “-Elements of Executive Officer Compensation - Short-Term Incentives - Additional Cash Payments.”

(B)
Includes sign-on payments for certain senior officers pursuant to their Offers of Employment. See each “ - Employment, Change in Control and Separation Agreements and Dr. Baratz's amended terms of employment.

(C)	Represents the third installment of a cash award granted to Mr. Formant in January 2009. See “-Elements of Executive Officer Compensation - Short-Term Incentives - Additional Cash Payments.”

(6)
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

Not included in fiscal year 2010, 2011 or 2012 are any amounts attributable to MoM stock options as it is not possible to determine if the performance condition (e.g., sale or initial public offering of Parent) will be satisfied until such event actually occurs.   For options granted to Mr. Mitchell in 2011 and 2012, assuming the highest level of achievement, the aggregate grant date fair value for fiscal 2011 and fiscal 2012 would have been $434,700 and $93,450 respectively.

Included in fiscal year 2010 for Messrs. Kennedy, Massetti and Hackney is the incremental fair value of the replacement options received under a stock option exchange program as calculated in accordance with ASC 718. See Note 14, “Share-based Compensation,” to our audited consolidated financial statements included elsewhere in this report. Not included in fiscal year 2010 are any amounts attributable to MoM stock options as it is not possible to determine if the performance condition (e.g., sale or initial public offering of Parent) will be satisfied until such event actually occurs.   Assuming the highest level of achievement, the aggregate grant date fair value for such awards for Messrs. Kennedy, Massetti and Hackney would be $3,240,720, $675,150 and $758,168, respectively. For MoM stock option awards issued in the stock option exchange program, the highest level of achievement represents the new awards' full fair value at the date of issuance as the old awards were not expected to vest under their vesting conditions at the date the stock option exchange offer was completed.

(7)
Represents annual STIP award payments in fiscal 2011of $959,227, $294,232, $297,517, $115,200, $204,106 and $47,461 for Messrs. Kennedy, Massetti, Hackney, Mitchell, Formant and Baratz, respectively, as discussed under “-Elements of

Executive Compensation-Short-Term Incentives.” Also included in fiscal 2011 are allocations earned under the EC LTIP of $1,625,000, $620,125, $650,000, $183,333, $500,000 and $675,000 for Messrs. Kennedy, Massetti, Hackney, Mitchell, Formant and Baratz, respectively. See “-Elements of Executive Compensation-Long Term Incentives-2011-2013 Performance Recognition Plan.”

(8)	The Named Executive Officers did not receive any preferential earnings on compensation deferred on a basis that is not tax-qualified.

(9)
During fiscal 2012, the Named Executive Officers received certain perquisites provided by or paid for by the Company pursuant to Company policies. Amounts may include benefit amounts associated with Company contributions to the ASPSE, the ASRP, life insurance premiums paid for by the Company, temporary housing expenses and relocation benefits and communications equipment provided to the Named Executive Officers for purposes of performing their functions. The Company also provided to certain executives a payment for purposes of tax gross-up on the temporary housing and relocation benefits.

Amounts paid by the Company during fiscal 2012 in the “All Other Compensation” column are as follows:

Name	Year	Company Contributions to ASPSE	Company Contributions to ASRP	Insurance Premiums	Temp Housing & Relocation Benefits(A)	Temp Housing & Relocation Gross-Up(A)	All Other(B)	Total "All Other Compensation"
Kevin J. Kennedy	2012	$6,250	—	$8,369	$11,891	—	$52,138	$78,648
	2011	$6,125	—	$7,979	$10,144	$864	—	$25,112
	2010	—	—	$6,984	$498,267	$2,386	—	$507,637
Anthony J. Massetti	2012	$6,250	—	$2,396	$35,925	$4,834	$185	$49,590
	2011	$6,125	—	$2,294	$33,019	$25,486	—	$66,924
	2010	$1,613	—	$2,507	$49,861	$13,877	—	$67,858
J. Joel Hackney, Jr.	2012	$6,250	—	$1,095	$8,077	$150	$185	$15,756
	2011	$6,125	—	$1,095	—	—	—	$7,220
	2010	$1,425	—	$1,095	—	—	$43,847	$46,367
Thomas G. Mitchell	2012	—	—	$3,155	—	—	$185	$3,340
	2011	—	—	$2,960	—	—	—	$2,960
Christopher M. Formant	2012	$6,250	—	$6,266	$10,011	$246	$185	$22,958
Alan E. Baratz	2012	—	—	$3,418	—	—	$1,350,000	$1,353,418
	2011	—	—	$4,283	—	—	—	$4,283
	2010	—	—	$4,011	—	—	$4,616	$8,627
_____________

(A)
Represents amounts payable under the Company's relocation policies in connection with offers of employment. The amount for Mr. Kennedy for fiscal 2012 represents relocation expenses, and the amount for Mr. Massetti represents temporary living expenses.

(B)
The amount shown for Mr. Kennedy represents costs incurred to install communications and related equipment at his residence for the purpose of showcasing Company technology to customers and other third parties. Amounts shown for Mr. Hackney of communications equipment for the purpose of showcasing Avaya technology to customers and other third parties in 2012 and $43,847 for monetization of vacation days carried over as a result of the NES acquisition. Amounts shown for Messrs. Mitchell and Formant represent communications equipment for the purpose of showcasing Company technology to customers and other third parties. Amount shown for Dr. Baratz represents monetization of vacation days pursuant to a program in which the Company allowed employees the option of choosing to monetize two unused vacation days in return for a payment equivalent to the value of those days in their base salary. The amount for Dr. Baratz in fiscal 2012 represents payments made in connection with his separation from the Company. See “Employment, Change in Control and Separation Agreements - Dr. Baratz's Separation Agreement.”

Grants of Plan-Based Awards in Fiscal 2012
The following table sets forth information concerning non-equity and equity incentive awards granted fiscal 2012 to each of the Named Executive Officers. The equity incentive awards were made under the 2007 Plan.

		Board Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards					Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Exercise or Base Price of Option Awards(3)	Grant Date Fair Value of Stock and Option Awards(4)
Name	Grant Date			Threshold	Target	Maximum		Threshold	Target	Maximum
Kevin J. Kennedy	-	-		—	$1,562,500	$2,500,000	(1)	—	—	—	—	—
	-	12/22/10		$937,500	$1,250,000	$2,000,000	(2)	—	—	—	—	—
Anthony J. Massetti	-	-		—	$526,500	—	(1)	—	—	—	—	—
	-	12/22/10		$422,813	$563,750	$902,000	(2)	—	—	—	—	—
J. Joel Hackney, Jr.	-	-		—	$585,000	—	(1)	—	—	—	—	—
	-	12/22/10		$487,500	$650,000	$1,040,000	(2)	—	—	—	—	—
	12/05/11	12/05/11	(5)	—	—	—		28,409	56,818	—	—	$250,000
Thomas G. Mitchell	-	-		—	$400,000	—	(1)	—	—	—	—	—
	-	12/22/10		$375,000	$500,000	$800,000	(2)	—	—	—	—	—
	12/05/11	12/05/11	(5)	—	—	—		22,727	45,455	—	—	$200,000
	02/16/12	02/16/12	(6)	—	—	—		—	100,000	—	—	$440,000
	02/16/12	02/16/12	(7)	—	—	—		—	100,000	—	$4.40	$135,850
Christopher M. Formant	-	-		—	$425,000	—	(1)	—	—	—	—	—
	-	12/22/10		$375,000	$500,000	$800,000	(2)	—	—	—	—	—
	12/05/11	12/05/11	(5)	—	—	—		22,727	45,455	—	—	$200,000
Alan E. Baratz	-	-		—	$607,500	—	(1)	—	—	—	—	—
	-	12/22/10		$506,250	$675,000	$1,080,000	(2)	—	—	—	—	—

_____________

(1)
Represents fiscal 2012 target awards under the STIP. The maximum target amount for Mr. Kennedy's STIP award reflects the fact that his employment agreement places a limit of 200% of his annual base salary on his total STIP award, if any. The STIP targets are prorated based on the detail provided under “-Elements of Executive Officer Compensation-Base Salaries” and “-Elements of Executive Officer Compensation-Short Term Incentives.” Dr. Baratz did not participate in the 2012 STIP.

(2)
Represents fiscal 2012 threshold, target and maximum potential awards under the 2011 - 2013 EC Performance Recognition Plan. The 2011 - 2013 EC Performance Recognition Plan is discussed above within “-Elements of Executive Officer Compensation-Long Term Incentives.” As part of Dr. Baratz's separation agreement, he forfeited his right to participate in this plan and received a one-time payment of $675,000. See “-Employment, Change in Control and Separation Agreements - Dr. Baratz's Separation Agreement.”

(3)
Under the terms of the 2007 Plan, the exercise price for an award cannot be less than the fair market value of a share of our common stock on the date of grant. The exercise prices indicated represent the fair market value of our common stock on the applicable grant dates, as determined by the Compensation Committee, the administrator under the 2007 Plan.

(4)
Amounts shown represent the grant date fair value of each award as calculated in accordance with ASC 718, without regard to forfeiture assumptions. For more information regarding the valuation of stock-based awards (including assumptions made in such valuation), refer to Note 14, “Share-based Compensation,” to our audited consolidated financial statements included elsewhere in this report. Not included are any amounts attributable to MoM stock options as it is not possible to determine if the performance condition (e.g., sale or initial public offering of Parent) will be satisfied until such event actually occurs.

(5)
Represents award opportunities under the 2012 Sales Incentive Program discussed above under “-Elements of Executive Officer Compensation - Long Term Incentives.” Applicable targets were not met. Therefore, no vesting will occur and the awards will be cancelled.

(6)	Represents time-based stock option awards vesting 25% annually until fully vested four years from the date of grant.

(7)
Represents time-based stock option awards vesting 25% annually until fully vested four years from the date of grant and MoM stock options vesting 50% or 100% upon the achievement of certain returns on the Sponsors' initial investment in the Company as described under “-Elements of Executive Officer Compensation-Long-Term Incentives-Stock Option Awards.”

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding equity awards at the end of fiscal 2012 for each of the Named Executive Officers:

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options # Exercisable (1)	Number of Securities Underlying Unexercised Options # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (2)	Option Exercise Price	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That have Not Vested (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (4)
Kevin J. Kennedy	1,625,000	—	3,375,000	$3.00	11/17/19
	390,000	—	610,000	$3.00	11/19/19
						100,000	$1,000,000
Anthony J. Massetti	325,000	—	675,000	$3.00	11/19/19
	97,500	—	152,500	$3.00	11/19/19
						37,500	$487,500
J. Joel Hackney, Jr.	195,000	—	405,000	$3.00	12/19/09
	260,000	—	540,000	$3.00	07/01/20
						56,818	$227,272
Thomas G. Mitchell	146,250	—	753,750	$3.00	03/31/21
	—	—	100,000	$4.40	02/16/22
						170,455	$681,820
Christopher M. Formant	292,500	—	607,500	$3.00	11/17/19
	234,000	—	366,000	$3.00	11/19/19

						45,455	$181,820
Alan E. Baratz	446,875	—	653,125	$3.00	11/03/13
	227,500	—	272,500	$3.00	11/03/13

____________

(1)	Represents the exercisable portion of stock options granted and outstanding. See “Employment, Change in Control and Separation Agreements - Dr. Baratz's Separation Agreement.”

(2)	The vesting dates for the stock option awards indicated are as follows:

Name	Original Stock Option Grant	Grant Date	Type Of Stock Option Award	Options Per Type	Vesting Description
Kevin J. Kennedy	5,000,000	11/17/09	Time-Based	3,250,000	25% annually (4 year full vest)
			MoM	1,750,000	50% or 100% on the achievement of certain returns on the Sponsors’ initial investment in us
	1,000,000	11/19/09	Time-Based	650,000	20% on 12/19/09; 20% annually thereafter (fully vested 12/19/13)
			MoM	350,000	50% or 100% on the achievement of certain returns on the Sponsors’ initial investment in us
Anthony J. Massetti	1,000,000	11/19/09	Time-Based	650,000	25% annually (4 year full vest)
			MoM	350,000	50% or 100% on the achievement of certain returns on the Sponsors’ initial investment in us
	250,000	11/19/09	Time-Based	162,500	20% on 12/19/09; 20% annually thereafter (fully vested 12/19/13)
			MoM	87,500	50% or 100% on the achievement of certain returns on the Sponsors’ initial investment in us
J. Joel Hackney, Jr.	600,000	12/19/09	Time-Based	390,000	25% annually (4 year full vest)
			MoM	210,000	50% or 100% on the achievement of certain returns on the Sponsors’ initial investment in us
	800,000	07/01/10	Time-Based	520,000	20% on 12/19/09; 20% annually thereafter (fully vested 12/19/13)
			MoM	280,000	50% or 100% on the achievement of certain returns on the Sponsors’ initial investment in us
Thomas G. Mitchell	900,000	03/31/11	Time-Based	585,000	25% annually (4 year full vest)
			MoM	315,000	50% or 100% on the achievement of certain returns on the Sponsors’ initial investment in us
	100,000	02/16/12	Time-Based	65,000	25% annually (4 year full vest)
			MoM	35,000	50% or 100% on the achievement of certain returns on the Sponsors’ initial investment in us
Christopher M. Formant	900,000	11/17/09	Time-Based	585,000	25% annually (4 year full vest)
			MoM	315,000	50% or 100% on the achievement of certain returns on the Sponsors’ initial investment in us
	600,000	11/19/09	Time-Based	390,000	25% annually (4 year full vest)
			MoM	210,000	50% or 100% on the achievement of certain returns on the Sponsors’ initial investment in us
Alan E. Baratz	1,100,000	11/17/09	Time-Based	715,000	No future vesting. See Dr. Baratz's Separation Agreement.
			MoM	385,000	No future vesting. See Dr. Baratz's Separation Agreement.
	500,000	11/19/09	Time-Based	325,000	No future vesting. See Dr. Baratz's Separation Agreement.
			MoM	175,000	No future vesting. See Dr. Baratz's Separation Agreement.
__________

(3)
Represents awards of RSUs made pursuant to Mr. Kennedy's employment agreement and Mr. Massetti's offer of employment. In the case of Messrs. Hackney, Mitchell and Formant, includes performance-based RSU grants made under the 2012 Sales Incentive Program under which applicable targets were not achieved, and the awards will be cancelled. For Dr. Baratz, please see “Employment, Change in Control and Separation Agreements - Dr. Baratz's Separation Agreement.” The awards are or, with respect to the 2012 Sales Incentive Program awards and Dr. Baratz's award were, scheduled to vest as follows:

Name	RSU Award	Grant Date	RSUs Vested	RSUs Cancelled	RSUs Unvested	Vesting Description
Kevin J. Kennedy	400,000	12/22/08	300,000	—	100,000	25% Annually
Anthony J. Massetti	150,000	11/19/09	112,500	—	37,500	50% after year 1, 25% after years 2 & 3
J. Joel Hackney, Jr.	56,818	12/05/11	—	—	56,818	Sales Incentive
Thomas G. Mitchell	45,455	12/05/11	—	—	45,455	Sales Incentive
	50,000	03/31/11	25,000	—	25,000	50% after year 1 & year 2
	100,000	02/16/12	—	—	100,000	25% annually
Christopher M. Formant	45,455	12/05/11	—	—	45,455	Sales Incentive
	50,000	02/27/09	50,000	—	—	100% on 2/27/11
Alan E. Baratz	100,000	04/01/11	50,000	50,000	—	50% after year 1 & year 2
__________________

(4)
Determined using the fair market value of our common stock on the last day of the fiscal year, which was $4.00 per share, except in the case of Mr. Kennedy and Mr. Massetti, who have the right under certain circumstances to require us to repurchase issued shares from the vesting of their RSU awards at a predetermined price-$10 per share in the case of Mr. Kennedy and $13 per share in the case of Mr. Massetti. See “-Employment, Change in Control and Separation Agreements.”

Options Exercised and Stock Vested

During fiscal 2012, there were no exercises of stock options by any of the Named Executive Officers. The following table sets forth the vesting of RSU awards in fiscal 2012:

Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting		Value Realized on Vesting (4)
Kevin J. Kennedy	—	—	100,000	(1)	—
Anthony J. Massetti	—	—	37,500	(2)	—
J. Joel Hackney, Jr.	—	—	—		—
Thomas G. Mitchell	—	—	25,000	(3)	—
Christopher M. Formant	—	—	—		—
Alan E. Baratz	—	—	22,780		176,000
________________

(1)
Represents shares subject to an RSU award granted to Mr. Kennedy pursuant to his employment agreement, the receipt of which shares has been deferred. The shares will be delivered on, or within thirty (30) days before or after, the earliest to occur of the following: (i) a “change in control event,” (ii) December 22, 2012, (iii) Mr. Kennedy's termination by the Company without “cause” or (iv) Mr. Kennedy's voluntary termination of employment for “good reason” (with each term having the meaning assigned to it in his RSU award agreement and the 2007 Plan). The amount that vested represents the third of four equal vesting installments of this award of RSUs (see “Outstanding Equity Awards at Fiscal Year End” above for more information).

(2)
Represents shares subject to an RSU award granted to Mr. Massetti pursuant to his offer of employment, the receipt of which shares has been deferred. The shares will be delivered on, or within thirty (30) days before or after, the earliest to occur of the following: (i) a “change in control event,” (ii) November 19, 2014, (iii) Mr. Massetti's termination by the Company without “cause” or (iv) Mr. Massetti's voluntary termination of employment for “good reason” (with each term having the meaning assigned to it in his RSU award agreement and the 2007 Plan). The amount that vested represents the second of three vesting installments of this award of RSUs (see “Outstanding Equity Awards at Fiscal Year End” above for more information).

(3)
Represents shares subject to an RSU award granted to Mr. Mitchell in recognition of his increased role and responsibilities within the Company. This is the first of two installments of 50% each occurring on March 31, 2012 and March 31, 2013 subject to certain restrictions including, but not limited to, continued employment and change in control events.

(4)
As noted above, except with respect to Dr. Baratz, the receipt of shares subject to each of these RSU awards has been deferred. Had the shares been delivered to the recipients on vesting, the value realized by each individual per share would have been $4.40 for each of Messrs. Kennedy, Massetti, and Mitchell, which was the fair market value of one share of our common stock on each of their respective vesting dates. The value realized by each of Messrs. Kennedy, Massetti and Mitchell would have been $440,000, $112,500 and $110,000, respectively. Mr. Kennedy and Mr. Massetti also maintain the right under certain circumstances to require us to repurchase issued shares from the vesting of their RSU awards at a predetermined price of $10 per share for Mr. Kennedy and $13 per share for Mr. Massetti (please see “-Employment, Change in Control and Separation Agreements - Mr. Kennedy's Employment Agreement,” and ““-Employment, Change in Control and Separation Agreements -Mr. Massetti's Employment Agreement” for further details). The amount for Dr. Baratz represents the number of shares acquired and value realized as a result of the distribution of 40,000 fully vested fiscal 2009 grants in May 2012 in accordance with the terms of his separation agreement and the related award agreements. See “Employment, Change in Control and Separation Agreements - Dr. Baratz's Separation Agreement.”

Nonqualified Deferred Compensation

The table below sets forth information concerning all nonqualified deferred compensation earned by each of the Named Executive Officers during fiscal 2012.

All information represents data from the ASRP, a nonqualified defined contribution plan designed to restore lost tax-deferred savings opportunities for executives unavailable under the ASPSE, the Company's qualified savings plan, due to Code limitations. Executives may contribute from 1-25% of eligible compensation (including base pay, short-term disability payments, short-term incentive compensation and marketing/sales compensation paid after the executive reaches the maximum contribution and/or compensation limit established by the Code). Effective March 1, 2009, the Company suspended matching contributions to this plan. Earnings are based on the individual fund allocations selected by each participant from among the variety of different investment fund choices available; investment elections can be changed daily, subject to certain funds' trading restrictions.
All participants are fully vested.

Name	Executive Contributions in the Last Fiscal Year	Registrant Contributions in the Last Fiscal Year	Aggregate Earnings in the Last Fiscal Year	Aggregate Withdrawals / Distributions in the Last Fiscal Year	Aggregate Balance at the Last Fiscal Year End
Kevin J. Kennedy	$68,747	—	$10,527	—	$246,079
Anthony J. Massetti	—	—	—	—	—
J. Joel Hackney, Jr.	$30,432	—	$4,613	—	$50,356
Thomas G. Mitchell	—	—	—	—	—
Christopher M. Formant	$16,758	—	$8,401	—	$68,349
_________________

Potential Payments on Occurrence of Change of Control and Other Events

General

The sections below indicate amounts that could have been received by each of the Named Executive Officers following, or in connection with, involuntary separation and resignation/retirement. The sections assume that the triggering event happened as of September 30, 2012. It should be noted that each of the sections below represents the various amounts that could have been received by the Named Executive Officers under alternative scenarios, and they are not cumulative in nature.

Involuntary Separation
Cash and Benefits
During fiscal 2012, the Named Executive Officers, were participants under the Avaya Inc. Involuntary Separation Plan for Senior Officers, or the Senior Officer Plan. The Plan is designed to provide a specific payment and certain benefit enhancements to eligible “Senior Officers” of Avaya and its affiliated companies and subsidiaries in the event that their employment is involuntarily terminated under certain conditions.

The Senior Officer Plan covers the CEO and each other officer of the Company who is elected by the Company's board of directors at a level above vice president and who is designated “At Risk” under the Avaya Force Management Program Guidelines.

The Senior Officer Plan provides that a Senior Officer is “At Risk” if there is a Company initiated termination other than for “cause,” defined as: (i) a material breach of duties and responsibilities as an executive officer of the Company (other than as a result of incapacity due to physical or mental illness) which is demonstrably willful and deliberate, which is committed in bad faith or without reasonable belief that such breach is in the best interests of the Company and which is not remedied in a reasonable period of time after receipt of written notice from the Company specifying such breach; (ii) conviction (including a plea of guilty or nolo contendere) of a felony involving moral turpitude; (iii) the commission of theft, fraud, breach of trust or any act of dishonesty involving the Company or its subsidiaries; or (iv) any significant violation of the Company's Code of Conduct or any statutory or common law duty of loyalty to the Company or its subsidiaries.

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

The table below represents amounts that could have been received by each of the Named Executive Officers as of September 30, 2012, assuming an involuntary separation occurred on that date.

Name	Cash Payment Based on Salary (1)	Cash Payment Based on Target Bonus (2)	Outplacement Services (3)	Total
Kevin J. Kennedy	$2,500,000	$3,125,000	$10,000	$5,635,000
Anthony J. Massetti	$563,750	$507,375	$10,000	$1,081,125
Joel J. Hackney	$650,000	$585,000	$10,000	$1,245,000
Thomas G. Mitchell	$500,000	$400,000	$10,000	$910,000
Christopher M. Formant	$500,000	$425,000	$10,000	$935,000

(1)	Amounts represent two times annual base salary for Mr. Kennedy, and one times annual base salary for each of Messrs. Massetti, Hackney, Mitchell and Formant, each as of September 30, 2012.

(2)
Amount for Mr. Kennedy is equal to two times his target STIP award as per his employment agreement. Amounts indicated for Named Executive Officers other than Mr. Kennedy assume that the last date of employment was September 30, 2012 and that the Company paid STIP at target. Amounts are reflective of total target STIP opportunity for the fiscal year, regardless of actual results for fiscal 2012 as set forth above under “-Elements of Executive Officer Compensation - Short Term Incentives.” Actual results for fiscal 2012 indicate that there will be no STIP payments.

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

Generally, the employee would have 90 days post-termination of employment to exercise any vested stock options, and any unvested stock options would be forfeited as of the date of termination. However, Mr. Kennedy's employment agreement would allow him 12 months, and not 90 days, to exercise his vested stock options in such an event. As the fair market value of a share of our common stock on September 30, 2012 was $4.00, and the exercise price of each option held by the Named Executive Officers was $3.00, with the exception of one award for Mr. Mitchell having an exercise price of $4.40, the number of stock options for which vesting would be accelerated due to an involuntary termination as of September 30, 2012 and the value of the accelerated options is represented in the table below.

Name	Number of Time-based Stock Options Accelerated Vesting	Exercise Price	Value of Accelerated Vesting Options
Kevin J. Kennedy	942,500	$3.00	$942,500
Anthony J. Massetti	195,000	$3.00	$195,000
Joel J. Hackney	130,000	$3.00	$130,000
Thomas G. Mitchell	73,125	$3.00	$73,125
	12,188	$4.40	—
Christopher M. Formant	224,250	$3.00	$224,250
_________________

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

Generally, a terminated employee would have 90 days post-termination of employment to exercise any of such vested time-based stock options. Mr. Kennedy's employment agreement would allow him 12 months to exercise all of his stock options, including any vested MoM stock options, in such an event. As the fair market value of a share of our common stock on September 30, 2012 was $4.00, and the exercise price of each option held by the Named Executive Officers was $3.00, with the exception of one award for Mr. Mitchell having an exercise price of $4.40, the number of stock options for which vesting would be accelerated due to an involuntary termination due to a change in control as of September 30, 2012 and the value of the accelerated options is represented in the table below.

Name	Number of Time-based Stock Options Accelerated Vesting	Exercise Price	Value of Accelerated Vesting Options
Kevin J. Kennedy	1,885,000	$3.00	$1,885,000
Anthony J. Massetti	390,000	$3.00	$390,000
Joel J. Hackney	455,000	$3.00	$455,000
Thomas G. Mitchell	438,750	$3.00	$412,750
	65,000	$4.40	—
Christopher M. Formant	448,500	$3.00	$448,500
_______________

Restricted Stock Units
RSU awards issued under the 2007 Plan generally provide for accelerated vesting upon termination without “cause” or upon a termination following a change in control. As the fair market value of a share of our common stock on September 30, 2012 was $4.00, the number of RSUs granted for which vesting would be accelerated due to an involuntary termination as of September 30, 2012 and the value of the accelerated RSUs is represented in the table below.

Name	Number of Restricted Stock Units Accelerated Vesting	Exercise Price	Value of Accelerated Vesting Units
Kevin J. Kennedy	100,000	$4.00	$400,000
Anthony J. Massetti	37,500	$4.00	$150,000
J. Joel Hackney, Jr.	—	$—	—
Thomas G. Mitchell	125,000	$4.00	$500,000
Christopher M. Formant	—	$—	—

_______________

In addition to the acceleration of RSUs noted, to the extent that receipt of shares underlying previously vested RSUs has been deferred, those shares would also be distributed upon termination without “cause.” As the fair market value of a share of our common stock on September 30, 2012 was $4.00, the number of shares and value of previously vested and deferred shares is represented in the table below.

Name	Number of Restricted Stock Units Deferred Vesting	Exercise Price	Value of Deferred Vesting Units
Kevin J. Kennedy	300,000	$4.00	$1,200,000
Anthony J. Massetti	112,500	$4.00	$450,000
J. Joel Hackney, Jr.	—	$—	$—
Thomas G. Mitchell	25,000	$4.00	$100,000
Christopher M. Formant	50,000	$4.00	$200,000
_______________
Pursuant to Mr. Kennedy's employment agreement and Mr. Massetti's offer of employment, each has the right to require us to repurchase shares issued upon the vesting of their initial awards of RSUs at $10 and $13 per share, respectively, under certain circumstances (see “-Employment, Change in Control and Separation Agreements” for further details). If those provisions had been invoked in the circumstances described above, Mr. Kennedy and Mr. Massetti would have received $4 million and $1.95 million, respectively, for their initial awards of 400,000 and 150,000 RSUs, respectively.

Resignation/Retirement

Cash and Benefits

Mr. Kennedy's employment agreement provides that, in the event he resigns for “good reason,” he would be entitled to receive the same amount as set forth under “Involuntary Separation-Cash and Benefits” above. Under the agreement, “good reason” means: a material reduction by the Company in his base salary; a material breach of the agreement by the Company which shall include a material reduction or material negative change by the Company in the type or level of compensation and benefits (other than base salary) to which he is entitled under the agreement, other than any such reduction or change that is part of and consistent with a general reduction or change applicable to all senior officers of the Company; a material failure by the Company to pay or provide to him any compensation or benefits to which he is entitled; a change in Mr. Kennedy's status, positions, titles, offices or responsibilities that constitutes a material and adverse change from his status, positions, titles, offices or responsibilities as in effect immediately before such change; the assignment to him of any duties or responsibilities that are materially and adversely inconsistent with his status, positions, titles, offices or responsibilities as in effect immediately before such assignment; any removal of Mr. Kennedy from or failure to reappoint or reelect him to any of such positions, titles or offices; the Company changing the location of its principal executive offices to a location more than 50 miles from its current principal office; any material breach by Parent or the Company of the agreement or any other agreement between Parent or the Company and Mr. Kennedy incorporated by reference in the agreement; or the provision of notice by the Company of its intention not to renew the agreement.

In all other contexts, upon resignation or retirement, there would be no continuation of benefits (other than certain medical benefits as prescribed by applicable law) and no additional payments made under any of the Company's defined contribution (qualified and nonqualified) plans to any of the Named Executive Officers, other than as set forth under the “Nonqualified Deferred Compensation Plans” table.

Equity Awards

Generally, each of the Named Executive Officers has up to 30 days subsequent to a resignation to exercise vested stock options, and any unvested stock options as of the date of termination of employment are forfeited. If the resignation is for “good reason” (as defined in the 2007 Plan), then each of the Named Executive Officers would have 90 days from the date of such termination to exercise any vested stock options. However, Mr. Kennedy's employment agreement provides that, with respect to his stock option awards, he would have 12 months, and not 90 days, following his termination of employment to exercise those stock options.

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

Confidentiality; Non-Compete; Non-Solicitation; Recoupment of Profits

All of the Company's senior officers, including the Named Executive Officers, have signed confidentiality agreements as a requirement for receiving certain stock-based compensation. The agreements stipulate that these officers will not misappropriate or disclose the Company's proprietary information.

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

Director Compensation

August 2011, Parent implemented a non-affiliated director compensation program in which independent directors will receive an initial grant of restricted stock units with a market value of $200,000 upon joining the board of directors and an annual retainer of $100,000 in cash (which shall be reduced to $80,000 at such time as we have at least three independent directors on our board of directors) plus restricted stock units with a market value of $150,000. Each independent director who serves on the Audit Committee, Compensation Committee and Nominating and Governance Committee will receive an additional $10,000 as part of his annual retainer in lieu of meeting attendance fees. The Audit Committee Chairperson will receive an additional $20,000 as part of his annual retainer and each of the Compensation Committee Chairperson and the Nominating and Governance Committee Chairperson will receive an additional $15,000 as part of his annual retainer. Eligible directors may elect to receive their cash retainers in the form of restricted stock units, provided that at least 50% of their aggregate annual compensation must be in the form of restricted stock units. Each restricted stock unit granted under the director compensation program will vest immediately upon issuance and be distributed to a director upon his or her resignation or removal from the board of directors. The market value of all restricted stock units granted under the director compensation program will be established based on the closing price of a share of the Company's common stock on the date prior to the date on which such director is elected or appointed to serve.

In December 2011, Parent and the Company appointed Mr. Gary Smith as an independent director to serve on their respective boards of directors and on Parent's Audit and Compensation Committees. Upon his election, he received an initial grant of 79,546 restricted stock units, representing an inaugural grant of 45,455 restricted stock units and an annual equity grant of 34,091 restricted stock units. In addition, of his total annual retainer worth $120,000, based on his service on the board and his appointment as a member of the Audit and Compensation Committees, Mr. Smith elected to receive that retainer $60,000 in cash and $60,000 in restricted stock units (equaling 13,636 restricted stock units). All restricted stock units were awarded to Mr. Smith based upon the fair market value of Parent's common stock on December 6, 2011, the date of grant, which was $4.40 per share. The restricted stock units were granted pursuant to the terms of the 2007 Plan and were fully vested on the date of grant. The shares underlying the restricted stock units will not be distributed to him until his resignation or removal from the board of directors.
Below is a summary of the compensation received by Mr. Smith for his service as a director of Parent and the Company during fiscal 2012. Except as indicated below, none of our other directors received compensation from us for service on the board of directors during fiscal 2012:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Comp. ($)	Change in Pension Value and Non-Qualified Deferred Comp.on Earnings ($)	All Other Comp. ($)(2)	Total ($)
Gary Smith	$60,000	$410,001	$—	$—	$—	$788	$470,789
_________________

(1)
Amount represents the aggregate grant date fair value of the awards as calculated in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation,” or ASC 718, without regard to forfeiture assumption. For more information regarding the valuation of stock-based awards (including assumptions made in such valuation), refer to Note 14, “Share-based Compensation,” to our audited consolidated financial statements included elsewhere in this report.

(2)
This amount represents the cost of communications equipment provided to each of the Company's non-employee directors for the purpose of showcasing the Company's technology to customers and other third parties.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

All of Avaya’s outstanding stock is owned by Avaya Holdings Corp., our Parent. The following table sets forth certain information with respect to the beneficial ownership of our Parent’s common stock at November 1, 2012 for:

•	each person whom we know beneficially owns more than five percent of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.
The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC.

The percentage of common stock beneficially owned by each person is based on 488,283,988 shares of common stock outstanding as of November 1, 2012. Shares of common stock that may be acquired within 60 days following November 1, 2012 pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such holder but are not deemed to be outstanding for computing the percentage ownership of any other person shown in the table. Beneficial ownership representing less than one percent is denoted with an “*.”

Name	Common Stock of Avaya Holdings Corp. Beneficially Owned	Percentage of Outstanding Shares Beneficially Owned
Silver Lake Funds and affiliates (1)	419,814,172	72.9%
TPG Funds and affiliates (2)	419,814,172	72.9%
Alan E. Baratz(3)	741,843	*
Christopher M. Formant (3)(4)	970,750	*
J. Joel Hackney, Jr. (3)(4)	652,500	*
Kevin J. Kennedy (3)(4)(5)	3,686,447	*
Anthony J. Massetti (3)(4)	767,500	*
Thomas G. Mitchell (3)(4)	171,250	*
John W. Marren (2)(6)	—	*
Charles H. Giancarlo (1)(3)(7)	243,750	*
Afshin Mohebbi (2)(8)	—	*
Greg K. Mondre (1)(9)	—	*
David J. Roux (1)(10)	—	*
Gary B. Smith (4)	93,182	*
Directors and executive officers as a group, (20 Persons) (3)(4)(5)(6)(7)(8)(9)(10)(11)	9,364,062	1.9%
 __________

(1)
The shares of our Parent's common stock that are attributed to Silver Lake Funds (as defined below) and affiliates consist of an aggregate of 332,450,000 shares of our Parent's common stock, 32,649 shares of our Parent's common stock issuable upon conversion of shares of our Parent's convertible Series B Preferred Stock and 87,331,523 warrants to purchase shares of our Parent's common stock. Of the warrants owned by Silver Lake Funds and affiliates, 71,007,030 warrants have an exercise price of $3.25 per share and are exercisable at any time prior to December 18, 2019, and 16,324,493 warrants have an exercise price of $4.00 per share and are exercisable at any time prior to May 29, 2022. Excluding warrants and shares issuable upon conversion of Series B Preferred Stock, the shares of our Parent's common stock that are attributed to Silver Lake Funds and affiliates represent 68.1% of all shares of our Parent's common stock outstanding as of November 1, 2012. The 32,649 shares of our Parent's convertible non-voting Series B Preferred Stock owned by Silver Lake Funds and affiliates represents 66.7% of all shares of our Parent's Series B Preferred Stock outstanding as of November 1, 2012. In addition, funds affiliated with Silver Lake own an aggregate of 38,864 shares of our Parent's non-voting Series A Preferred Stock (representing 31.1% of the issued and outstanding shares of Series A Preferred Stock) that are not convertible into our Parent's common stock and are excluded from the table above. The warrants expiring on December 18, 2019 and the Series A Preferred Stock were issued in connection with the financing of the NES acquisition, while the warrants expiring on May 29, 2022 and the Series B Preferred

Stock were issued in connection with the financing of the Radvision acquisition (see Note 9, “Financing Arrangements,” to our consolidated financial statements for more information).

The shares of common stock, Series B Preferred Stock and warrants (rounded to the nearest whole share) that are attributed to the Silver Lake Funds and their affiliates in this table represent direct holdings by the following entities:

	Common Stock	Series B Preferred	Warrants
Silver Lake Partners II, L.P., or SLP II	39,815,641	4,319	9,855,464
Silver Lake Partners III, L.P., or SLP III	109,624,955	11,892	27,135,186
Silver Lake Technology Investors II, L.P., or SLTI II	184,359	20	45,634
Silver Lake Technology Investors III, L.P., or SLTI III	375,045	40	92,834
Sierra Co-Invest, LLC, or Sierra Co-Invest	182,450,000	—	—
Sierra Co-Invest II, LLC, or Sierra Co-Invest II	—	—	42,014,060
Sierra Co-Invest III, LLC, or Sierra Co-Invest III	—	16,376	8,188,344
Total fractional shares held by Silver Lake Funds and Affiliates	—	2	1
Total	332,450,000	32,649	87,331,523

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

The managing member of Sierra Co-Invest, Sierra Co-Invest II and Sierra Co-Invest III is Sierra Manager Co-Invest, LLC, or Sierra Manager. Pursuant to Sierra Manager's limited liability company operating agreement, each of TPG GenPar V, L.P. and Silver Lake Technology Associates III, L.P. has the right to designate one of the two members of Sierra Manager's management committee. Greg Mondre currently serves as Silver Lake's designee.

The mailing address for Charles Giancarlo, Greg Mondre and David Roux and for each of the Silver Lake Funds and their direct and indirect general partners is c/o Silver Lake, 2775 Sand Hill Road, Suite 100, Menlo Park, CA 94025.

(2)
The shares of our Parent's common stock that are attributed to the TPG Funds (as defined below) and affiliates in this table consist of an aggregate of 332,450,000 shares of our Parent's common stock, 32,649 shares of our Parent's common stock issuable upon conversion of shares of our Parent's convertible Series B Preferred Stock and 87,331,523 warrants to purchase shares of our Parent's common stock. Of the warrants owned by TPG Funds and affiliates, 71,007,030 warrants have an exercise price of $3.25 per share and are exercisable at any time prior to December 18, 2019, and 16,324,493 warrants have an exercise price of $4.00 per share and are exercisable at any time prior to May 29, 2022. Excluding warrants and shares issuable upon conversion of Series B Preferred Stock, the shares of our Parent's common stock that are attributed to the TPG Funds and affiliates represent 68.1% of all shares of our Parent's common stock outstanding as of November 1, 2012. The 32,649 shares of our Parent's convertible non-voting Series B Preferred Stock owned by TPG Funds and affiliates represents 66.7% of all shares of our Parent's Series B Preferred Stock outstanding as of November 1, 2012. In addition, funds affiliated with TPG own an aggregate of 38,864 shares of our Parent's non-voting Series A Preferred Stock (representing 31.1% of the issued and outstanding shares of Series A Preferred Stock) that are not convertible into common stock and are excluded from the table above. The warrants expiring on December 18, 2009 and the Series A Preferred Stock were issued in connection with the financing of the NES acquisition, while the warrants expiring on May 29, 2022 and the Series B Preferred Stock were issued in connection with the financing of the Radvision acquisition (see Note 9, “Financing Arrangements,” to our consolidated financial statements for more information).

The shares of our Parent's common stock and warrants (rounded to the nearest whole share) that are attributed to TPG Partners V, L.P., a Delaware limited partnership, or Partners, TPG FOF V-A, L.P., a Delaware limited partnership, or FOF A, and TPG FOF V-B, L.P., a Delaware limited partnership, or FOF B, which, together with Partners and FOF A, are collectively referred to as the TPG Funds, and their affiliates in this table represent direct holdings by the following entities:

	Common Stock	Series B Preferred	Warrants
Partners	149,294,510	16,195	36,954,491
FOF A	390,556	42	96,673
FOF B	314,933	34	77,954
Sierra Co-Invest	182,450,000	—	—
Sierra Co-Invest II	—	—	42,014,060
Sierra Co-Invest III	—	16,376	8,188,344
Total fractional shares held by TPG Funds and Affiliates	1	2	1
Total	332,450,000	32,649	87,331,523

The general partner of each of the TPG Funds is TPG GenPar V, L.P., a Delaware limited partnership, or GenPar, whose general partner is TPG GenPar V Advisors, LLC, a Delaware limited liability company, or GenPar Advisors, whose sole member is TPG Holdings I, L.P., a Delaware limited partnership, or Holdings I, whose general partner is TPG Holdings I-A, LLC, a Delaware limited liability company, or Holdings I GP, whose sole member is TPG Group Holdings (SBS), L.P., a Delaware limited partnership, or Group Holdings, whose general partner is TPG Group Holdings (SBS) Advisors, Inc., a Delaware corporation, or Group Advisors, which, together with the TPG Funds, GenPar, GenPar Advisors, Holdings I, Holdings I GP and Group Holdings we collectively refer to as the TPG Entities). The managing member of Sierra Co-Invest, Sierra Co-Invest II and Sierra Co-Invest III is Sierra Manager. Pursuant to the Sierra Manager's limited liability company operating agreement, each of GenPar and Silver Lake Technology Associates III, L.P. has the right to designate one of the two members of the management committee of Sierra Manager. John Marren currently serves as GenPar's designee.

Because of these relationships, Group Advisors may be deemed to beneficially own the shares and warrants directly held by the TPG Funds, Sierra Co-Invest, Sierra Co-Invest II and Sierra Co-Invest III. David Bonderman and James G. Coulter are the directors, officers and sole shareholders of Group Advisors. Because of the relationship of Messrs. Bonderman and Coulter to Group Advisors, each of Messrs. Bonderman and Coulter may be deemed to beneficially own the shares and warrants directly held by the TPG Funds, Sierra Co-Invest, Sierra Co-Invest II and Sierra Co-Invest III. Messrs. Bonderman and Coulter disclaim beneficial ownership of the shares and warrants directly held by the TPG Funds, Sierra Co-Invest, Sierra Co-Invest II and Sierra Co-Invest III except to the extent of their pecuniary interest therein.

The mailing address for each of Group Advisors and Messrs. Bonderman , Coulter and John Marren is c/o TPG Capital, L.P., 301 Commerce Street, Suite 3300, Fort Worth, TX 76102. The mailing address for each of Sierra Co-Invest, Sierra Co-Invest II, and Sierra Co-Invest III is 301 Commerce Street, Suite 3300, Fort Worth, TX 76102. The mailing address for Sierra Manager is 9 West 57th Street, 32nd Floor, New York, NY 10019.

(3)
Includes beneficial ownership of the following numbers of shares of Parent common stock that may be acquired within 60 days of November 1, 2012 pursuant to stock options (inclusive of Continuation Options):

• Alan E. Baratz	719,063	• Anthony J. Massetti	617,500
• Christopher M. Formant	750,750	• Thomas G. Mitchell	146,250
• J. Joel Hackney, Jr.	552,500	• Charles G. Giancarlo	243,750
• Kevin J. Kennedy	2,957,500	• Directors and executive officers as a group	7,525,886
Note that the number of options held by Directors and executive officers as a group excludes units held by Anthony J. Massetti, who ceased serving as Chief Financial Officer, effective August 15, 2012, and Alan E. Baratz, who ceased serving as Senior Vice President, Corporate Development & Strategy on May 6, 2012. Including options held by Mr. Baratz and Mr. Massetti, Directors and officers as a group would beneficially own 8,862,449 shares of Parent common stock that may be acquired within 60 days of November 1, 2012 pursuant to stock options.

(4)
Includes ownership of the following numbers of shares of Parent common stock underlying RSUs that have vested or that may vest within 60 days of November 1, 2012 for which receipt has been deferred such that, absent an event triggering issuance of the shares in accordance with the terms of the award agreement under which the RSUs were issued, the shares would not be received within 60 days of November 1, 2012 (inclusive of Continuation Units).

• Christopher M. Formant	50,000	• Thomas G. Mitchell	25,000
• J. Joel Hackney, Jr.	100,000	• Gary B. Smith	93,182
• Kevin J. Kennedy	400,000	• Directors and executive officers as a group	1,184,728
• Anthony J. Massetti	150,000
Note that the number of units held by Directors and executive officers as a group excludes units held by Anthony J. Massetti, who ceased serving as Chief Financial Officer. Including options held by Mr. Massetti, Directors and officers as a group would beneficially own 1,334,728 shares of Parent common stock underlying RSUs that have vested or that may vest within 60 days of November 1, 2012 for which receipt has been deferred such that, absent an event triggering issuance of the shares in accordance with the terms of the award agreement under which the RSUs were issued, the shares would not be received within 60 days of November 1, 2012.

(5)	Includes 320,000 shares held by Mr. Kennedy and his spouse as trustees under grantor retained annuity trusts.

(6)
John Marren is a partner of TPG Capital, L.P., an affiliate of the TPG Entities. Mr. Marren has no voting or investment power over and disclaims beneficial ownership of any shares of common stock of our Parent and warrants exercisable for and preferred shares convertible into shares of common stock of our Parent held directly or indirectly by the TPG Entities, Sierra Co-Invest, Sierra Co-Invest II or Sierra Co-Invest III.

(7)
Charles Giancarlo is a managing director of Silver Lake Group, L.L.C. Mr. Giancarlo has no voting or investment power over the shares and warrants held directly by the Silver Lake Funds and disclaims beneficial ownership of any shares of our Parent’s common stock and warrants exercisable for shares of our Parent’s common stock held by the Silver Lake Funds, Sierra Co-Invest, Sierra Co-Invest II or Sierra Co-Invest III.

(8)
Afshin Mohebbi is a senior advisor to TPG Capital, L.P., an affiliate of the TPG Entities. Mr. Mohebbi has no voting or investment power over and disclaims beneficial ownership of any shares of common stock of our Parent and warrants exercisable for and preferred shares convertible into shares of common stock of our Parent held directly or indirectly by the TPG Entities, Sierra Co-Invest, Sierra Co-Invest II or Sierra Co-Invest III.

(9)
Greg Mondre is (a) a managing director of Silver Lake Group, L.L.C., (b) a member of Sierra Manager’s management committee and (c) a vice president of Sierra Manager. Mr. Mondre has no voting or investment power over the shares and warrants held directly by the Silver Lake Funds and disclaims beneficial ownership of any shares of our Parent’s common stock and warrants exercisable for shares of our Parent’s common stock held by the Silver Lake Funds, Sierra Co-Invest, Sierra Co-Invest II or Sierra Co-Invest III.

(10)
David Roux is (a) a Senior Manager of Silver Lake Group, L.L.C. and (b) a co-president of Sierra Manager. Mr. Roux has no voting or investment power over the shares and warrants held directly by the Silver Lake Funds and disclaims beneficial ownership of any shares of our Parent's common stock and warrants exercisable for shares of our Parent's common stock held by the Silver Lake Funds, Sierra Co-Invest, Sierra Co-Invest II or Sierra Co-Invest III.

(11)
Note that the number of shares beneficially owned by Directors and executive officers as a group excludes shares beneficially owned by Anthony J. Massetti, who ceased serving as Chief Financial Officer, effective August 15, 2012 , and Alan E. Baratz, who ceased serving as Senior Vice President, Corporate Development & Strategy on May 6, 2012. Including shares beneficially owned by Mr. Massetti and Mr. Baratz, the number of shares beneficially owned by Directors and executive officers as a group would equal 10,873,405 or 2.2% of outstanding shares of Parent's common stock.

Item 13.	Certain Relationships and Related Transactions and Director Independence
Arrangements with Our Sponsors
In connection with their investment in our Parent, our Parent entered into certain stockholder agreements and registration rights agreements with the Sponsors and various co-investors. Certain of those agreements were amended in connection with the financing of the NES acquisition and again in connection with the financing of the Radvision acquisition (see Note 9, “Financing Arrangements,” to our consolidated financial statements for more information). The co-investors include individuals and entities invited by our Sponsors to participate in our Parent's financings, such as affiliated investment funds, individuals employed by affiliates of our Sponsors, limited partners of our Sponsors and members of our management. In addition, our Parent entered into a management services agreement with affiliates of the Sponsors and, from time to time, we may enter into various other contracts with companies affiliated with our Sponsors.

Stockholders' Agreement
In connection with the Merger, our Parent entered into a stockholders' agreement with the Sponsors and certain of their affiliates. This stockholders' agreement was amended and restated in connection with the financing of the NES acquisition and again in connection with the financing of the Radvision acquisition. The stockholders' agreement contains certain restrictions on the Sponsors' and their affiliates' transfer of our Parent's equity securities, contains provisions regarding participation rights, contains standard tag-along and drag-along provisions, provides for the election of our directors and the directors of our Parent, mandates board approval of certain matters to include the consent of each Sponsor and generally sets forth the respective rights and obligations of the stockholders who are parties to that agreement. None of our officers or directors are parties to this agreement, although certain of our non-employee directors may have an indirect interest in the agreement to the extent of their affiliations with the Sponsors.
Registration Rights Agreement
In addition, in connection with the Merger, our Parent entered into a registration rights agreement with the Sponsors and certain of their affiliates which was amended and restated in connection with the financing of the NES acquisition and again in connection with the financing of the Radvision acquisition. Pursuant to the registration rights agreement, as amended, our Parent will provide the Sponsors and certain of their affiliates party thereto with certain demand registration rights. In addition, in the event that our Parent registers shares of common stock for sale to the public, our Parent will be required to give notice of such registration to the Sponsors and their affiliates party to the agreement of its intention to effect such a registration, and, subject to certain limitations, the Sponsors and such holders will have piggyback registration rights providing them with the right to require our Parent to include shares of common stock held by them in such registration. Our Parent will be required to bear the registration expenses, other than underwriting discounts and commissions and transfer taxes, if any, associated with any registration of shares by the Sponsors or other holders described above. Our Parent has agreed to indemnify each holder of its common stock covered by the registration rights agreement for violations of federal or state securities laws by it in connection with any registration statement, prospectus or any preliminary prospectus. Each holder of such securities has in turn agreed to indemnify our Parent for federal or state securities law violations that occur in reliance upon written information the holder provides to it in connection with any registration statement in which a holder of such securities is participating. None of our officers or directors is a party to this agreement, although certain of our non-employee directors may have an indirect interest in the agreement to the extent of their affiliations with the Sponsors.
Management Services Agreement and Consulting Services
Both the Company and Parent are party to a management services agreement with Silver Lake Management Company, L.L.C., an affiliate of Silver Lake, and TPG, who are collectively referred to as the Managers, pursuant to which the Managers provide management and financial advisory services to us. Pursuant to the management services agreement, the Managers receive a monitoring fee of $7 million per annum, or the monitoring fees, and reimbursement on demand for out-of-pocket expenses incurred in connection with the provision of such services. In the event of a financing, acquisition, disposition or change of control transaction involving us during the term of the management services agreement, the Managers have the right to require us to pay to the Managers a fee equal to customary fees charged by internationally-recognized investment banks for serving as a financial advisor in similar transactions. The management services agreement may be terminated at any time by the Managers, but otherwise has an initial term ending on December 31, 2017 that automatically extends each December 31 for an additional year unless earlier terminated by us or the Managers. The term has automatically extended four times since the execution of the agreement such that the current term is December 31, 2022. In the event that the management services agreement is terminated, we are required to pay a termination fee equal to the net present value of the monitoring fees that would have been payable during the remaining term of the management services agreement. Therefore, if the management services agreement were terminated as of September 30, 2012, the termination fee would be calculated using the current term ending December 31, 2022. The management services agreement contains customary exculpation and indemnification provisions in favor of the Managers and their affiliates.
In the course of business, Avaya will enter into arrangements with affiliates of the Sponsors pursuant to which consultants are engaged to provide services to the Company. For each of the years ended September 30, 2012 and September 30, 2011, expenses associated with these consulting agreements with affiliates of TPG were less than $1 million. For fiscal 2010, we recorded $2 million of expenses associated with these consulting agreements with affiliates of TPG.
Notes Receivable with Parent
On October 3, 2011, Parent acquired all outstanding shares of a unified communications solutions provider. Immediately upon completing the acquisition, Parent merged the acquired entity with and into Avaya Inc., with Avaya Inc. surviving the merger. Parent funded the acquisition (including a deferred payment that was made to the former shareholders of the acquired company) in part by using the proceeds from a pair of loans received from Avaya Inc. On October 3, 2011, Avaya Inc. advanced to Parent $8 million in exchange for a note receivable. The principal amount of this note plus any accrued and unpaid interest is due in full October 3, 2014. Interest accrues at the rate of 1.63% per annum. On October 3, 2012, Avaya Inc.

advanced to Parent approximately $9.6 million in exchange for a note receivable. The principal amount of this note plus any accrued and unpaid interest is due in full on October 3, 2015 and interest on this note accrues at the rate of 0.93% per annum.
Transactions with Other Sponsor Portfolio Companies
The Sponsors are private equity firms that have investments in companies that do business with Avaya. For fiscal 2012, 2011 and 2010, we recorded $7 million, $8 million and $8 million, respectively, associated with sales of the Company's products and services to companies in which one or both of the Sponsors have investments. For fiscal 2012, 2011 and 2010, we purchased goods and services of $2 million, $3 million and $1 million, respectively from companies in which one or both of the Sponsors have investments.
Financing
Term Loans Held by Sponsors
Since April 2008, affiliates of TPG have held some of the Company's outstanding senior secured term B-1 loans. Based on the amount of the senior secured term loans that were held during fiscal 2012, 2011 and 2010, and consistent with the terms of the loan, those affiliates received payments of principal and interest aggregating approximately $4 million, $6 million, and $6 million, respectively. As of September 30, 2012, affiliates of TPG owned approximately $44 million principal amount of senior secured term B-1 loans.
Since September 2008, an affiliate of Silver Lake has held some of the Company's outstanding senior secured term B-1 loans. On February 11, 2011, certain of the term B-1 loans held by this affiliate were reclassified as term B-3 loans (see Note 9, “Financing Arrangements,” to our consolidated audited financial statements). Based on the amount of the senior secured term loans that were held by an affiliate of Silver Lake during fiscal 2012, 2011 and 2010, and consistent with the terms of the loan, that affiliate received payments of principal and interest aggregating approximately $10 million, $8 million and $8 million, respectively. As of September 30, 2012, an affiliate of Silver Lake owned approximately $45 million principal amount of senior secured term B-1 loans and approximately $122 million principal amount of senior secured term B-3 loans.
On October 29, 2012, the Company amended the terms of its credit agreements and reclassified certain of the senior secured term B-1 loans as senior secured term B-4 loans (see Note 9, “Financing Arrangements,” to our consolidated audited financial statements). Lenders who consented to the amendment of the terms of the credit agreements, including affiliates of each of Silver Lake and TPG, received fees in exchange for their consents. Similarly, lenders who agreed to reclassify their senior secured term B-1 loans as senior secured term B-4 loans received fees in exchange for their reclassification. The total fees paid to affiliates of each of Silver Lake and TPG as a result of these transactions aggregated $0.68 million and $0.06 million, respectively.
Preferred Stock Ownership by Sponsors
In connection with the financing of the Radvision acquisition, our Parent issued shares of its convertible non-voting Series B Preferred Stock to affiliates of TPG and Silver Lake. For information regarding the equity holdings of affiliates of TPG and Silver Lake in our Parent, please see “Security Ownership of Certain Beneficial Owners and Management” in Item 12 of this Form 10-K.
Arrangements Involving our Directors and Executive Officers
Sponsor Board Appointments
Messrs. Giancarlo, Mondre and Roux are Directors of each of Parent and the Company and they hold the positions of Managing Director, Managing Partner and Managing Director, and Senior Director, respectively, of Silver Lake. Messrs. Marren and Mohebbi are Directors of each of Avaya Holdings Corp. and the Company and they hold the positions of Partner and Senior Advisor, respectively, of TPG.
Senior Manager Registration and Preemptive Rights Agreement and Management Stockholders' Agreement
In connection with the Merger, our Parent entered into a senior manager registration and preemptive rights agreement with certain current and former members of our senior management who own shares of our Parent's common stock and options and RSUs convertible into shares of our Parent's common stock, including Messrs, Chirico, Giancarlo and Kennedy. Pursuant to the senior manager registration and preemptive rights agreement, our Parent will provide the senior managers party thereto that hold registrable securities thereunder with certain registration rights upon either (a) the exercise of the Sponsors or their affiliates of demand registration rights under the Sponsors' registration rights agreement discussed above or (b) any request by the Sponsors to file a shelf registration statement for the resale of such shares. Our Parent will be required to bear the registration expenses, other than underwriting discounts and commissions and transfer taxes, if any, associated with any registration of stock by the senior managers as described above. Our Parent has agreed to indemnify each holder of registrable securities covered by this agreement for violations of federal or state securities laws by it in connection with any registration statement, prospectus or any preliminary prospectus. Each holder of such registrable securities has in turn agreed to indemnify our Parent for federal or state securities law violations that occur in reliance upon written information the holder provides to our Parent in connection with any registration statement in which a holder of such registrable securities is participating.
In addition, pursuant to the senior manager registration and preemptive rights agreement, our Parent agreed to provide each senior manager party thereto with certain preemptive rights to participate in any future issuance of shares of its common stock to the Sponsors or their affiliates.
In connection with the Merger, our Parent also entered into a management stockholders' agreement with management stockholders, including all of our named executive officers and Mr. Giancarlo. The stockholders' agreement contains certain restrictions on such stockholders' transfer of our equity securities, contains rights of first refusal upon disposition of shares, contains standard tag-along and drag-along provisions, and generally sets forth the respective rights and obligations of the stockholders who are parties to that agreement.
Transactions with Ciena Corporation
Gary B. Smith serves on the Board of Directors of the Company and Parent and also currently serves as president, Chief Executive Officer and Director of Ciena Corporation, a network infrastructure company. During fiscal 2012, the Company recorded less than $1 million associated with sales of the Company's products and services to Ciena. The Company also purchased goods and services of less than $1 million from Ciena during fiscal 2012.
Related Party Transaction Policy
In February 2009, the Company's board of directors adopted procedures for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC.
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
All related party transactions identified above that occurred during fiscal 2012 or that are currently proposed were subject to these review procedures (other than those listed under the heading “Arrangements with our Sponsors-Transactions with Other Sponsor Portfolio Companies” which were transacted in the ordinary course of the Company's business).

Item 14.	Principal Accountant Fees and Services
Fees for Services Provided by Independent Registered Public Accounting Firm
PricewaterhouseCoopers LLP (“PwC”)
Fees for all services provided by PwC, our independent registered public accounting firm, for fiscal 2012 and 2011 are as follows:
Audit Fees
Fees for services for fiscal 2012 and 2011 related to the annual financial statement audits and the audit of effectiveness of internal control over financial reporting, reviews of quarterly financial statements filed in the reports on Form 10-Q, services in connection with SEC filings and statutory audits, approximated $5.9 million and $6.2 million, respectively.
Audit-Related Fees
Fees for audit-related services for fiscal 2012 and 2011, primarily related to other audit-related reviews in connection with the debt exchange offering, merger-related services, and pre and post implementation review procedures in 2012, approximated $0.9 million and $1.0 million, respectively.
Tax Fees - Compliance
Fees for tax compliance services for fiscal 2012 and 2011 related to services for tax compliance, tax return review and preparation, assistance with tax audits, and transfer pricing assistance, approximated $2.7 million and $1.9 million, respectively.
Tax Fees - Consulting

Fees for tax consulting services for fiscal 2012 and 2011 related to services for tax advice and consultation on various matters including acquisitions and global restructuring approximated $1.4 million and $1.3 million, respectively.
All Other Fees
Fees for other services for fiscal 2012 and 2011 consists of fees not included in the Audit, Audit-Related and Tax categories including management and business process assessments in areas such as operational improvement, restructuring and operational merger integration and assessments and human resource benchmarking studies, approximated $6.0 million and $1.2 million, respectively.
Engagement of the Independent Auditor
The Audit Committee has the sole and direct authority to engage, appoint, and replace our independent auditor.
Policy Regarding the Independent Auditor
The engagement of PwC to perform audit services on behalf of the Company or any of its subsidiaries requires pre-approval from the Audit Committee before PwC is engaged to provide those services. For Fiscal 2012 and 2011, all audit services performed by PwC on behalf of the Company and its subsidiaries were so approved.
In accordance with its charter, the Audit Committee reviews non-audit services, if any, proposed to be provided by PwC to determine whether they would be compatible with maintaining PwC’s independence. The Audit Committee has established policies and procedures for the engagement of PwC to provide non-audit services which required pre-approval from the Audit Committee before PwC is engaged to provide those services. The Audit Committee reviews and pre-approves specific categories for not-audit services (that are detailed as to the particular services) that PwC is to be permitted to provide, which categories do not include any of the prohibited services set forth under applicable SEC rules and regulations. This review includes an evaluation of the possible impact of the provision of such services by PwC on its independence. For fiscal 2012 and 2011, all non-audit services performed by PwC on behalf of the Company and its subsidiaries were so approved.
Pursuant to the Company’s policy regarding the independent auditor, each of Messrs. Frantz and Mondre, as a member of the Audit Committee, was given a delegation of authority by the Audit Committee to approve PwC engagements consistent with the above, subject to certain limitations.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
The schedules listed in Regulation 210.5-04 have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
(a)(3) Exhibits:
See the “Exhibit Index” immediately following the signature page.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Basking Ridge, State of New Jersey, on December 12, 2012.

AVAYA INC.

By:	/S/ KEVIN J. MACKAY
Name:	Kevin J. MacKay
Title:	Vice President, Controller & Chief Accounting Officer
POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints David Vellequette and Kevin J. MacKay his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEVIN J. KENNEDY	Director, President and Chief Executive Officer (Principal Executive Officer)	December 12, 2012
Kevin J. Kennedy
/S/ DAVID VELLEQUETTE	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	December 12, 2012
David Vellequette
/S/ KEVIN J. MACKAY	Vice President, Controller and Chief Accounting Officer	December 12, 2012
Kevin J. MacKay
/S/ CHARLES H. GIANCARLO	Chairman of the Board of Directors	December 12, 2012
Charles H. Giancarlo
/S/ JOHN W. MARREN	Director	December 12, 2012
John W. Marren
/S/ AFSHIN MOHEBBI	Director	December 12, 2012
Afshin Mohebbi
/S/ GREG K. MONDRE	Director	December 12, 2012
Greg K. Mondre
/S/ GARY B. SMITH	Director	December 12, 2012
Gary B. Smith

The following documents are filed as Exhibits to this Annual Report on Form 10-K or incorporated by reference herein:
EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Amended and Restated Certificate of Incorporation of Avaya Inc. (Incorporated by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

3.2	Amended and Restated By-Laws of Avaya Inc. (Incorporated by reference to Exhibit 3.2.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

4.1
Exchange Note Indenture, dated as of October 24, 2008, by and among Avaya Inc., the Guarantors named therein and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

4.2
Supplemental Indenture, dated as of February 19, 2010, by and among Avaya Government Solutions Inc., Integrated Information Technology Corporation, AC Technologies, Inc. and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2010)

4.3
Supplemental Indenture, dated as of July 20, 2012, among RADVision, Inc., AvayaLive Inc. and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012)

4.4	Form of 9.75% Senior Unsecured Notes due 2015 (included in the Exchange Note Indenture filed as Exhibit 4.1)

4.5	Form of 10.125%/10.875% Senior PIK Toggle Unsecured Notes due 2015 (included in the Exchange Note Indenture filed as Exhibit 4.1)

4.6
Indenture dated February 11, 2011 by and among Avaya Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2011)

4.7
Supplemental Indenture, dated as of July 20, 2012, among RADVision, Inc., AvayaLive Inc. and The Bank of New York Mellon, as Trustee and Collateral Agent (Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012)

4.8
Pledge and Security Agreement dated February 11, 2011 by and among Avaya Inc., certain subsidiaries of Avaya Inc. from time to time party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2011)

4.9
Supplement No. 1 dated as of July 20, 2012, to the Pledge and Security Agreement, dated as of February 11, 2011, by and among Avaya Inc., certain subsidiaries of Avaya Inc. from time to time party thereto and The Bank of New York Mellon Trust Company, N.A., as Notes Collateral Agent (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012)

4.10	Form of 7% Senior Secured Note due 2019 (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2011)

4.11
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
4.12
Senior Manager Registration and Preemptive Rights Agreement, dated as of October 26, 2007, by and among Sierra Holdings Corp. and the individual members of management listed on Schedule A thereto (Incorporated by reference to Exhibit 4.12 to Avaya Holdings Corp.’s Registration Statement on Form S-1 filed with the SEC on June 9, 2011)

10.1
Credit Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Borrower, Sierra Holdings Corp., Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto, Morgan Stanley Senior Funding, Inc., as Syndication Agent, JPMorgan Chase Bank, N.A., as Documentation Agent, and Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc., and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.2
Amendment No. 1 to Credit Agreement, dated as of December 18, 2009, among Avaya Inc., the lenders party thereto and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.3
Amendment No. 2 to Credit Agreement dated February 11, 2011, by and among Avaya Inc., Citibank, N.A., as Administrative Agent, and each lender party thereto, amending Credit Agreement, dated as of October 26, 2007, by and among Avaya Inc., Sierra Holdings Corp., Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and each lender party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2011)

10.4
Amended and Restated Credit Agreement dated February 11, 2011, by and among Avaya Inc., Sierra Holdings Corp., Citibank N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and each lender from time to time party thereto (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2011)

10.5
Amendment No. 3 to Credit Agreement dated August 8, 2011, by and among Avaya Inc., Citibank, N.A., as Administrative Agent, and each lender party thereto, amending the Amended and Restated Credit Agreement, dated as of February 11, 2011, by and among Avaya Inc., Avaya Holdings Corp., Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and each lender party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2011)

10.6
Amendment No. 4 to Credit Agreement, dated as of October 29, 2012, among Avaya Inc., Citibank, N.A., as Administrative Agent, and the lenders party thereto (Exhibit A to this agreement is filed as Exhibit 10.13 hereto)(Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on November 2, 2012)

10.7
Second Amended and Restated Credit Agreement, dated as of October 29, 2012, among Avaya Inc., Avaya Holdings Corp., Citibank N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and each lender from time to time party thereto (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on November 2, 2012)

10.8
Pledge and Security Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Borrower, Sierra Holdings Corp., certain subsidiaries of Avaya Inc. identified therein and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.9
Supplement No. 1 dated as of February 15, 2008, to the Pledge and Security Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Borrower, Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), certain subsidiaries of Avaya Inc. identified therein and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012)

10.10
Supplement No. 2 dated as of January 29, 2010, to the Pledge and Security Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Parent Borrower, Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), certain subsidiaries of Avaya Inc. identified therein and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012)

Exhibit Number	Exhibit Title
10.11
Supplement No. 3 dated as of July 20, 2012, to the Pledge and Security Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Borrower, Avaya Holdings Corp., certain subsidiaries of Avaya Inc. identified therein and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012)

10.12
Guaranty, dated as of October 26, 2007, by and among Sierra Holdings Corp., certain subsidiaries of Avaya Inc. identified therein and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.13
Supplement No. 1 dated as of February 15, 2008, to the Guaranty, dated as of October 26, 2007, by and among Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), certain subsidiaries of Avaya Inc. from time to time party thereto and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012)

10.14
Supplement No. 2 dated as of January 29, 2010, to the Guaranty, dated as of October 26, 2007, by and among Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), certain subsidiaries of Avaya Inc. from time to time party thereto and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012)

10.15
Supplement No. 3 dated as of July 20, 2012, to the Guaranty, dated as of October 26, 2007, by and among Avaya Holdings Corp., certain subsidiaries of Avaya Inc. from time to time party thereto and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012)

10.16
Credit Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Parent Borrower, the several subsidiary borrowers party thereto, Sierra Holdings Corp., Citicorp USA, Inc., as Administrative Agent and Swing Line Lender, Citibank, N.A., as L/C Issuer, the other lenders party thereto, Morgan Stanley Senior Funding, Inc., as Syndication Agent, JPMorgan Chase Bank, N.A., as Documentation Agent, and Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.17
Amendment No. 1 to Credit Agreement, dated as of August 8, 2011, by and among Avaya Inc., the several subsidiary borrowers party thereto, Citicorp USA, Inc., as Administrative Agent and the lenders party thereto, amending the Credit Agreement, dated as of October 26, 2007, by and among Avaya Inc., the several subsidiary borrowers party thereto, Avaya Holdings Corp., Citicorp USA, Inc., as Administrative Agent and the lenders party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2011)

10.18
Amendment No. 2 to Credit Agreement, dated as of October 29, 2012, among Avaya Inc., the several Subsidiary Borrowers party thereto, Citicorp USA, Inc., as Administrative Agent, and the lenders party thereto (Exhibit A to this Agreement is filed as Exhibit 10.11 hereto) (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on November 2, 2012)

10.19
Amended and Restated Credit Agreement, dated October 29, 2012, among Avaya Inc., the several Subsidiary Borrowers party thereto, Avaya Holdings Corp., Citicorp USA, Inc., as Administrative Agent and Swing Line Lender, Citibank, N.A., as L/C Issuer, and each lender from time to time party thereto (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on November 2, 2012)

10.20
Pledge and Security Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Parent Borrower, Sierra Holdings Corp., certain subsidiaries of Avaya Inc. identified therein, as Subsidiary Borrowers and Citicorp USA, Inc., as Administrative Agent (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

Exhibit Number	Exhibit Title
10.21
Supplement No. 1 dated as of February 15, 2008, to the Pledge and Security Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Parent Borrower, Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), certain subsidiaries of Avaya Inc. identified therein, as Subsidiary Borrowers and Citicorp USA, Inc., as Administrative Agent (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012)

10.22
Supplement No. 2 dated as of January 29, 2010, to the Pledge and Security Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Borrower, Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), certain subsidiaries of Avaya Inc. identified therein and Citicorp USA, Inc., as Administrative Agent (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012)

10.23
Supplement No. 3 dated as of July 20, 2012, to the Pledge and Security Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Parent Borrower, Avaya Holdings Corp., certain subsidiaries of Avaya Inc. identified therein, as Subsidiary Borrowers and Citicorp USA, Inc., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012)

10.24
Guaranty, dated as of October 26, 2007, by and among Sierra Holdings Corp., certain subsidiaries of Avaya Inc. from time to time party thereto and Citicorp USA, Inc., as Administrative Agent (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.25
Executive Employment Agreement, dated as of December 22, 2008, by and among Kevin J. Kennedy, Avaya Inc. and Sierra Holdings Corp. (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.26
Amendment to Executive Employment Agreement, dated October 12, 2009 among Kevin J. Kennedy, Avaya Inc. and Sierra Holdings Corp. (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.27
Avaya Inc. Involuntary Separation Plan for Senior Officers, as amended (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.28
Form of Indemnity Agreement between Sierra Holdings Corp., Avaya Inc. and certain directors of the Registrant (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.29
Form of Indemnity Agreement between Sierra Holdings Corp., Avaya Inc. and certain officers of the Registrant (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.30	Avaya Inc. Savings Restoration Plan, as amended (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.31	Avaya Inc. Short Term Incentive Plan (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.32
Management Services Agreement, dated as of October 2, 2007, by and among Sierra Holdings Corp., Avaya Inc. (as successor by merger to Sierra Merger Corp.), TPG Capital, L.P. and Silver Lake Management Company III, L.L.C. (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.33	Sierra Holdings Corp. Amended and Restated 2007 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2010)

10.34
Form of Sierra Holdings Corp. Amended and Restated 2007 Equity Incentive Plan Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2010)

Exhibit Number	Exhibit Title
10.35
Form of Sierra Holdings Corp. Amended and Restated 2007 Equity Incentive Plan Stock Option Award Agreement for Senior Vice Presidents and Vice Presidents (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2010)

10.36	Avaya Inc. Executive Committee 2011-2013 Performance Recognition Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2011)

10.37	Avaya Inc. Executive Committee Performance Recognition Plan as amended and restated effective as of December 6, 2012*

10.38
Form of Award Agreement for the Avaya Inc. Executive Committee Performance Recognition Plan for 2011-2013 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2011)

10.39	Form of Award Agreement for the Avaya Inc. Executive Committee Performance Recognition Plan for 2014-2015*

10.40
Management Stockholders’ Agreement, dated as of October 26, 2007, by and among Sierra Holdings Corp., the Majority Stockholders (as defined therein) and the individuals listed on Schedule A thereto (Incorporated by reference to Exhibit 10.25 to Avaya Holdings Corp.’s Registration Statement on Form S-1 filed with the SEC on June 9, 2011)

10.41	Form of Award Agreement for 2012 Sales Incentive Program (Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed with the SEC on December 9, 2011)

21.1	List of Subsidiaries*

31.1	Certification of Kevin J. Kennedy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of David Vellequette pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Kevin J. Kennedy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of David Vellequette pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101
The following materials from Avaya Inc.’s Annual Report on Form 10-K for the year ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at September 30, 2012 and September 30, 2011, (ii) Consolidated Statements of Operations for the fiscal years ended September 30, 2012, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2012, 2011 and 2010, (iv) Consolidated Statements of Changes in Stockholder’s Equity (Deficiency) for the fiscal years ended September 30, 2012, 2011 and 2010, and (v) Notes to Consolidated Financial Statements**

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