Form 10-Q
period 2012-12-31
AVAYA INC
filed 2013-02-08
CIK 1116521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-15951
________________________________________________
AVAYA INC.
(Exact name of registrant as specified in its charter)
________________________________________________

Delaware	22-3713430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4655 Great America Parkway Santa Clara, California	95054
(Address of principal executive offices)	(Zip Code)
(908) 953-6000
(Registrant’s telephone number, including area code)
211 Mount Airy Road
Basking Ridge, New Jersey 07920
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of February 8, 2013, 100 shares of Common Stock, $.01 par value, of the registrant were outstanding.

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

Avaya Inc.
Consolidated Statements of Operations (Unaudited)
(In millions)

	Three months ended December 31,
	2012	2011
REVENUE
Products	$631	$749
Services	609	638
	1,240	1,387
COSTS
Products:
Costs (exclusive of amortization of technology intangible assets)	261	311
Amortization of technology intangible assets	22	50
Services	291	322
	574	683
GROSS PROFIT	666	704
OPERATING EXPENSES
Selling, general and administrative	384	433
Research and development	118	111
Amortization of intangible assets	57	56
Restructuring and impairment charges, net	84	21
Acquisition-related costs	—	1
	643	622
OPERATING INCOME	23	82
Interest expense	(108)	(109)
Loss on extinguishment of debt	(3)	—
Other expense, net	(6)	(1)
LOSS BEFORE INCOME TAXES	(94)	(28)
Benefit from income taxes	(9)	(2)
NET LOSS	$(85)	$(26)

The accompanying notes to consolidated financial statements are an integral part of these statements.

Avaya Inc.
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(In millions)

	Three months ended December 31,
	2012	2011
Net loss	$(85)	$(26)
Other comprehensive (loss) income:
Pension, postretirement and postemployment benefit-related items, net of tax of $9 and $9 for the three months ended December 31, 2012 and 2011, respectively	14	14
Cumulative translation adjustment	(12)	13
Change in interest rate swaps, net of tax of $2 and $4 for the three months ended December 31, 2012 and 2011, respectively	2	6
Income tax benefit reclassified into earnings upon the expiration of certain interest rate swaps	(17)	—
Unrealized loss on investments reclassified into earnings	—	2
Net loss on investments reclassified into earnings	—	1
Other comprehensive (loss) income	(13)	36
Comprehensive (loss) income	$(98)	$10

The accompanying notes to consolidated financial statements are an integral part of these statements.

Avaya Inc.
Consolidated Balance Sheets (Unaudited)
(In millions, except per share and shares amounts)

	December 31, 2012	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$285	$337
Accounts receivable, net	763	782
Inventory	258	255
Deferred income taxes, net	16	18
Other current assets	260	252
TOTAL CURRENT ASSETS	1,582	1,644
Property, plant and equipment, net	360	364
Deferred income taxes, net	45	43
Intangible assets, net	1,697	1,775
Goodwill	4,188	4,188
Other assets	193	180
TOTAL ASSETS	$8,065	$8,194
LIABILITIES
Current liabilities:
Debt maturing within one year	$34	$37
Accounts payable	446	438
Payroll and benefit obligations	236	262
Deferred revenue	617	616
Business restructuring reserve, current portion	122	84
Other current liabilities	240	302
TOTAL CURRENT LIABILITIES	1,695	1,739
Long-term debt	6,075	6,084
Pension obligations	1,754	1,763
Other postretirement obligations	351	360
Deferred income taxes, net	207	204
Business restructuring reserve, non-current portion	78	51
Other liabilities	438	429
TOTAL NON-CURRENT LIABILITIES	8,903	8,891
Commitments and contingencies
DEFICIENCY
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,927	2,926
Accumulated deficit	(4,321)	(4,236)
Accumulated other comprehensive loss	(1,139)	(1,126)
TOTAL DEFICIENCY	(2,533)	(2,436)
TOTAL LIABILITIES AND DEFICIENCY	$8,065	$8,194

The accompanying notes to consolidated financial statements are an integral part of these statements.

Avaya Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three months ended December 31,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(85)	$(26)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	114	143
Share-based compensation	2	3
Amortization of debt issuance costs	5	5
Accretion of debt discount	1	—
Non-cash charge for debt issuance costs upon redemption of term B-5 loans	2	—
Third-party fees expensed in connection with the debt modification	4	—
Deferred income taxes, net	(14)	6
Loss on sale of investments and long-lived assets, net	—	1
Unrealized gain on foreign currency exchange	(13)	(1)
Changes in operating assets and liabilities:
Accounts receivable	19	12
Inventory	(2)	—
Accounts payable	8	13
Payroll and benefit obligations	(32)	(50)
Business restructuring reserve	64	(18)
Deferred revenue	11	(18)
Other assets and liabilities	(78)	(80)
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	6	(10)
INVESTING ACTIVITIES:
Capital expenditures	(23)	(14)
Capitalized software development costs	(7)	(12)
Acquisition of businesses, net of cash acquired	(1)	(4)
Proceeds from sale of long-lived assets	9	4
Proceeds from sale of investments	1	—
Restricted cash	—	(1)
Advance to Parent	(10)	(8)
Other investing activities, net	—	(1)
NET CASH USED FOR INVESTING ACTIVITIES	(31)	(36)
FINANCING ACTIVITIES:
Proceeds from 9% senior secured notes	290	—
Repayment of term B-5 loans	(284)	—
Debt issuance and third-party debt modification costs	(22)	—
Repayment of long-term debt	(9)	(9)
Other financing activities, net	(1)	(1)
NET CASH USED FOR FINANCING ACTIVITIES	(26)	(10)
Effect of exchange rate changes on cash and cash equivalents	(1)	1
NET DECREASE IN CASH AND CASH EQUIVALENTS	(52)	(55)
Cash and cash equivalents at beginning of period	337	400
Cash and cash equivalents at end of period	$285	$345
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
The Company's solutions and services are aimed at large enterprises, small- and mid-sized businesses and government organizations. Avaya's solutions are in three key business collaboration and communications categories:

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
Avaya sells solutions directly and through its worldwide sales force and through its global network of channel partners. As of December 31, 2012, Avaya had approximately 10,400 channel partners worldwide, including system integrators, service providers, value-added resellers and business partners that provide sales and service support.
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
Basis of Presentation
The consolidated financial statements include the accounts of Avaya Inc. and its subsidiaries. The accompanying unaudited interim consolidated financial statements as of December 31, 2012 and for the three months ended December 31, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America

(“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements, and should be read in conjunction with the consolidated financial statements and other financial information for the fiscal year ended September 30, 2012, which were included in the Company’s Annual Report on Form 10-K filed with the SEC on December 12, 2012. The condensed balance sheet as of September 30, 2012 was derived from the Company’s audited financial statements. The significant accounting policies used in preparing these unaudited interim consolidated financial statements are the same as those described in Note 2 to those audited consolidated financial statements except for recently adopted accounting guidance as discussed in Note 2 “Recent Accounting Pronouncements” of these unaudited interim consolidated financial statements. In management’s opinion, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated.
Certain prior period amounts have been reclassified to conform to the current period’s presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

2.	Recent Accounting Pronouncements
New Accounting Guidance Recently Adopted
Presentation of Comprehensive Income
In the first quarter of fiscal 2013, the Company adopted new guidance on the presentation of comprehensive income and its components in the financial statements. This guidance eliminated the option to report other comprehensive income and its components in the statement of changes in equity and instead requires presentation either in a single continuous statement or in two separate, but consecutive statements. The relevant presentation and disclosures have been applied retrospectively for all periods presented.
Goodwill Impairment Test
In September 2011, the Financial Accounting Standards Board ("FASB") issued revised guidance intended to simplify how an entity tests goodwill for impairment. As a result of the guidance, an entity will be allowed to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The accounting guidance became effective for the Company beginning in fiscal year 2013 and did not have an impact on the consolidated financial statements or financial statement disclosures.
Indefinite-lived Intangible Asset Impairment Test
In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment. As a result of the guidance, an entity will be allowed to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An entity will not be required to perform the quantitative impairment test unless the entity determines, based on a qualitative assessment, that it is more likely than not that the indefinite-lived asset is impaired. The accounting guidance became effective for the Company beginning in fiscal year 2013 and did not have an impact on the consolidated financial statements or financial statement disclosures.
Recent Accounting Guidance Not Yet Effective
On February 5, 2013, the FASB issued Accounting Standards Update No. 2013-02 "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income".  The standard requires that companies present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification.  This accounting guidance is effective for the Company beginning in the second quarter of fiscal 2013 and is only expected to impact the presentation of the Company's consolidated financial statements and related notes.

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
Other Acquisitions
During the three months ended December 31, 2012 and 2011, the Company completed other acquisitions primarily to enhance the Company’s technology portfolio. The aggregate purchase price of acquisitions completed by the Company and Parent was $1 million and $36 million during the three months ended December 31, 2012 and 2011, respectively. The other acquisitions have been accounted for under the acquisition method. The acquired technologies and other intangible assets associated with these acquisitions were not material.
These unaudited consolidated financial statements include the operating results of the acquired entities since their respective acquisition dates. The revenues and expenses specific to these businesses and their pro forma results are not material to these unaudited consolidated financial statements.

4.	Goodwill and Intangible Assets
Goodwill
Goodwill is not amortized but is subject to periodic testing for impairment in accordance with GAAP at the reporting unit level which is one level below the Company’s operating segments. The test for impairment is conducted annually each September 30th or more frequently if events occur or circumstances change indicating that the fair value of a reporting unit may be below its carrying amount. The Company determined that no events occurred or circumstances changed during the three months ended December 31, 2012 and 2011 that would indicate that the fair value of a reporting unit may be below its carrying amount. However, if market conditions deteriorate, or if the Company is unable to execute on its cost reduction efforts and other strategies, it may be necessary to record impairment charges in the future.
Intangible Assets
Intangible assets include acquired technology, customer relationships, trademarks and trade-names and other intangibles. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five years to fifteen years.
Acquired technology and patents do not include capitalized software development costs. Unamortized capitalized software developments costs of $50 million at December 31, 2012 and $51 million at September 30, 2012 are included in other assets in the Company's Consolidated Balance Sheet.
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
The Company determined that no events occurred or circumstances changed during the three months ended December 31, 2012 and 2011 that would indicate that its intangible assets with indefinite lives and other long-lived assets may be impaired. However, if market conditions deteriorate, or if the Company is unable to execute on its cost reduction efforts and other strategies, it may be necessary to record impairment charges in the future.

5.	Supplementary Financial Information
Consolidated Statements of Operations Information

	Three months ended December 31,
In millions	2012	2011
OTHER EXPENSE, NET
Interest income	$1	$1
Loss on foreign currency transactions	(2)	(1)
Third party fees incurred in connection with debt modifications	(4)	—
Other, net	(1)	(1)
Total other expense, net	$(6)	$(1)

6.	Business Restructuring Reserve and Programs
Fiscal 2013 Restructuring Program
The Company continued to identify opportunities to streamline operations and generate cost savings which included exiting facilities and eliminating employee positions. During the three months ended December 31, 2012, the Company recognized restructuring charges of $84 million, net. These charges included employee separation costs of $70 million primarily associated with employee severance actions in Europe, the Middle East and Africa (“EMEA”) and the U.S. The EMEA approved plan provides for the elimination of 234 positions and resulted in a charge of $50 million. The elimination of employee positions identified in this action and the related payments are expected to be completed in fiscal 2014. A voluntary program offered to certain management employees in the U.S. resulted in the elimination of 195 positions and resulted in a charge of $9 million, for which the related payments are expected to be completed in fiscal 2013. The separation charges include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the impacted employees.
Restructuring charges also include $12 million of lease obligations primarily related to the Company's Maidenhead, United Kingdom and Highlands Ranch, Colorado facilities. The future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities during fiscal 2013 are expected to continue through fiscal 2021.
As the Company continues to evaluate and identify additional operational synergies, additional cost saving opportunities may be identified.
The following table summarizes the components of the fiscal 2013 restructuring program during the three months ended December 31, 2012:

In millions	Employee Separation Costs	Lease Obligations	Total
2013 restructuring charges	$70	$12	$82
Cash payments	(5)	—	(5)
Balance as of December 31, 2012	$65	$12	$77
Fiscal 2012 Restructuring Program
During fiscal 2012, the Company identified opportunities to streamline operations and generate cost savings which include exiting facilities and eliminating employee positions. Restructuring charges associated with these initiatives include employee separation costs primarily associated with employee severance actions in Germany, as well as the US, EMEA excluding Germany, and Canada. Employee separation charges included $70 million related to an agreement reached with the works council representing employees of certain of Avaya's German subsidiaries for the elimination of 327 positions. The headcount reductions identified in this action are expected to be completed in fiscal 2013 with the related payments to be completed in fiscal 2014. The payments include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. The payments related to the headcount reductions for the other actions taken, globally, excluding Germany, are expected to be completed in fiscal 2014.
The Company initiated a plan to dispose of a Company owned facility in Munich, Germany and relocate to a new facility.  Accordingly, the Company wrote the value of this asset down to its net realizable value of $3 million and had reclassified this asset as held for sale.  During the first quarter of fiscal 2013, the Company sold this facility for its net realizable value.
The following table summarizes the components of the fiscal 2012 restructuring program during the three months ended December 31, 2012:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of October 1, 2012	$58	$12	$70
Cash payments	(10)	(1)	(11)
Impact of foreign currency fluctuations	1	—	1
Balance as of December 31, 2012	$49	$11	$60

Fiscal 2008 through 2011 Restructuring Programs
During fiscal years 2008 through 2011, the Company identified opportunities to streamline operations and generate cost savings which included exiting facilities and eliminating employee positions. The payments related to the headcount reductions identified in those programs are expected to be completed in fiscal 2018. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities are expected to continue through fiscal 2021.
The following table aggregates the remaining components of the fiscal 2008 through 2011 restructuring programs during the three months ended December 31, 2012:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of October 1, 2012	$13	$52	$65
Cash payments	(1)	(3)	(4)
Adjustments (1)	—	2	2
Balance as of December 31, 2012	$12	$51	$63

(1)
Included in adjustments are changes in estimates, whereby all increases and decreases in costs related to the fiscal 2008 through 2011 restructuring programs are recorded to the restructuring charges line item in operating expenses in the period of the adjustment.

7.	Financing Arrangements
In connection with the Merger, on October 26, 2007, the Company entered into financing arrangements consisting of a senior secured credit facility, a senior unsecured credit facility, which later became senior unsecured notes, and a senior secured multi-currency asset-based revolving credit facility, certain of which arrangements were amended on December 18, 2009 in connection with the acquisition of NES and amended on February 11, 2011 in connection with a debt refinancing. During the three months ended December 31, 2012, the Company completed three transactions which allowed the Company to refinance $848 million of term loans under its senior secured credit facilities that originally matured October 26, 2014. These transactions were (1) an amendment and restatement of the senior secured credit facility and the senior secured multi-currency asset-based revolving credit facility on October 29, 2012 along with the extension of the maturity date of $135 million aggregate principal amount of senior secured term B-1 loans (the "term B-1 loans") by converting such loans into a new tranche of senior secured term B-4 loans (the "term B-4 loans"), (2) an amendment and restatement of the senior secured credit facility on December 21, 2012 along with the extension of the maturity date of $713 million aggregate principal amount of term B-1 loans and $134 million aggregate principal amount of term B-4 loans, in each case, by converting such loans into a new tranche of senior secured term B-5 loans (the "term B-5 loans"), and (3) the issuance on December 21, 2012 of $290 million of 9% senior secured notes due April 2019, the net proceeds of which were used to repay $284 million of term B-5 loans.
Long-term debt consists of the following:

In millions	December 31, 2012	September 30, 2012
Senior secured term B-1 loans	$583	$1,434
Senior secured term B-3 loans	2,146	2,152
Senior secured term B-4 loans	1	—
Senior secured term B-5 loans	562	—
7% senior secured notes	1,009	1,009
9% senior secured notes	290	—
9.75% senior unsecured cash pay notes due 2015	700	700
10.125%/10.875% senior unsecured PIK toggle notes due 2015	834	834
Unaccreted discount	(16)	(8)
	6,109	6,121
Debt maturing within one year	(34)	(37)
Long-term debt	$6,075	$6,084

Senior Secured Credit Facility
Prior to the fiscal 2013 refinancing transactions, the senior secured credit facility consisted of (a) a senior secured multi-currency revolver allowing for borrowings of up to $200 million, (b)  term B-1 loans with an outstanding principal amount as of September 30, 2012 of $1,434 million, and (c) senior secured term B-3 loans (the "term B-3 loans") with an outstanding principal amount as of September 30, 2012 of $2,152 million.
On October 29, 2012, Avaya Inc., Citibank, N.A. and the lenders party thereto entered into Amendment No. 4 to Credit Agreement pursuant to which the senior secured credit facility was amended and restated in its entirety (as so amended and restated, the "Cash Flow Credit Agreement"). The modified terms of the Cash Flow Credit Agreement include (1) an amendment which allowed the Company to extend the maturity of a portion of the term B-1 loans representing outstanding principal amounts of approximately $135 million from October 26, 2014 to October 26, 2017 (potentially springing to July 26, 2015, under the circumstances described below) by converting such loans into a new tranche of term B-4 loans, (2) permission to issue Incremental Replacement Secured Notes and Junior Secured Debt as described below under the heading “Senior Secured Asset-Based Credit Facility” (except, pursuant to the Cash Flow Credit Agreement, such Incremental Replacement Secured Notes and Junior Secured Debt must be secured by a lien on the Collateral (as defined in the Cash Flow Credit Agreement) ranking junior to the lien securing the obligations under the Cash Flow Credit Agreement) and (3) permission to issue indebtedness to refinance a portion of the term loans outstanding under the Cash Flow Credit Agreement and to secure such indebtedness by a lien on the Collateral (as defined in the Cash Flow Credit Agreement) ranking junior to the lien securing the obligations under the Cash Flow Credit Agreement, subject to certain other conditions and limitations set forth in the Cash Flow Credit Agreement.
The new tranche of term B-4 loans bears interest at a rate per annum equal to either a base rate (subject to a floor of 2.25%) or a LIBOR rate (subject to a floor of 1.25%), in each case plus an applicable margin. Subject to the floor described in the immediately preceding sentence, the base rate is determined by reference to the higher of (1) the prime rate of Citibank, N.A. and (2) the federal funds effective rate plus 1/2 of 1%. The applicable margin for borrowings of term B-4 loans is 5.00% per annum with respect to base rate borrowings and 6.00% per annum with respect to LIBOR borrowings, in each case, subject to increase pursuant to the Cash Flow Credit Agreement in connection with the making of certain refinancing, extended or replacement term loans under the Cash Flow Credit Agreement with an Effective Yield (as defined in the Cash Flow Credit Agreement) greater than the applicable Effective Yield payable in respect of the term B-4 loans at such time plus 50 basis points.
On December 21, 2012, Avaya Inc., Citibank, N.A. and the lenders party thereto entered into Amendment No. 5 to Credit Agreement, pursuant to which the Cash Flow Credit Agreement was amended and restated in its entirety.
The modified terms of the Cash Flow Credit Agreement include (1) an amendment which allowed the Company to extend the maturity of $713 million aggregate principal amount of the outstanding term B-1 loans from October 26, 2014 to March 31, 2018 (potentially springing to July 26, 2015, under the circumstances described below) and $134 million aggregate principal amount of the outstanding term B-4 loans from October 26, 2017 to March 31, 2018 (potentially springing to July 26, 2015, under the circumstances described below), in each case, by converting such loans into a new tranche of term B-5 loans; and (2) permission to apply net proceeds from Credit Agreement Refinancing Indebtedness (as defined in the Cash Flow Credit Agreement) incurred or issued on December 21, 2012 to refinance, at the Company's election, any class or classes of senior secured term loans, including the new term B-5 loans.
The new tranche of term B-5 loans bears interest at a rate per annum equal to either a base rate (subject to a floor of 2.25%) or a LIBOR rate (subject to a floor of 1.25%), in each case plus an applicable margin. Subject to the floors described in the immediately preceding sentence, the base rate is determined by reference to the higher of (1) the prime rate of Citibank, N.A. and (2) the federal funds effective rate plus 1/2 of 1%. The applicable margin for borrowings of term B-5 loans is 5.75% per annum with respect to base rate borrowings and 6.75% per annum with respect to LIBOR borrowings, in each case, subject to increase pursuant to the Cash Flow Credit Agreement in connection with the making of certain refinancing, extended or replacement term loans under the Cash Flow Credit Agreement with an Effective Yield (as defined in the Cash Flow Credit Agreement) greater than the applicable Effective Yield payable in respect of the term B-5 loans at such time plus 50 basis points.
No changes were made to the maturity date of, or interest rates payable with respect to, the non-extended term B-1 loans and no changes were made to the maturity date of the non-extended term B-4 loans. Because the Effective Yield payable in respect of the term B-5 loans was in excess of 50 basis points greater than the Effective Yield payable in respect of the term B-4 loans at such time, the applicable margin for borrowings of term B-4 loans increased to 5.25% with respect to base rate borrowings and 6.25% with respect to LIBOR borrowings.
The term B-1 loans and term B-3 loans each bear interest at a rate per annum equal to either a base rate or a LIBOR rate, in each case plus an applicable margin. In each case, the base rate is determined by reference to the higher of (1) the prime rate of Citibank, N.A. and (2) the federal funds effective rate plus 1/2 of 1%. The applicable margin for borrowings of term B-1 loans and term B-3 loans is 1.75% and 3.50%, respectively per annum with respect to base rate borrowings and 2.75% and 4.50%, respectively per annum with respect to LIBOR borrowings.
The maturity of the term B-3 loans, term B-4 loans, and term B-5 loans, will automatically become July 26, 2015 unless (i) the total net leverage ratio as tested on that date based upon the most recent financial statements provided to the lenders under the Cash Flow Credit Agreement is no greater than 5.0 to 1.0 or (ii) on or prior to such date, either (x) an initial public offering of Parent shall have occurred or (y) at least $750 million in aggregate principal amount of the Company’s senior unsecured cash-pay notes and/or senior unsecured paid-in-kind (“PIK”) toggle notes have been repaid or refinanced or their maturity has been extended to a date no earlier than 91 days after October 26, 2017.
The October 29, 2012 and December 21, 2012 amendments and restatements of the Cash Flow Credit Agreement represent debt modifications for accounting purposes. Accordingly, third party expenses of $4 million incurred in connection with the transactions were expensed as incurred and included in other income, net during the three months ended December 31, 2012. Avaya’s financing sources that held term B-1 loans, term B-3 loans and/or revolving credit commitments under the Cash Flow Credit Agreement and consented to each amendment and restatement of the Cash Flow Credit Agreement received in aggregate a consent fee of $11 million. Fees paid to or on behalf of the holders of term loans in connection with the modification were recorded as a discount to the face value of the respective debt and are being accreted over the term of the debt as interest expense. Fees paid to or on behalf of the holders of the revolving credit commitments in connection with the modification were recorded as deferred debt issuance costs and are being amortized over the term of the debt as interest expense.
Additionally, as discussed more fully below, on December 21, 2012, the Company completed a private placement of $290 million of senior secured notes, the net proceeds of which were used to repay $284 million of term B-5 loans outstanding under the Cash Flow Credit Agreement. Funds affiliated with TPG were holders of $22 million of term B-5 loans repaid with the proceeds of the senior secured notes.
The senior secured multi-currency revolver allows for borrowings of up to $200 million. The senior secured multi-currency revolver includes capacity available for letters of credit and for short-term borrowings, and is available in euros in addition to dollars. Borrowings are guaranteed by Parent and substantially all of the Company’s U.S. subsidiaries. The Cash Flow Credit Agreement, consisting of the term loans and the senior secured multi-currency revolver referenced above, is secured by substantially all assets of Parent, the Company and the subsidiary guarantors.
As of December 31, 2012, term loans outstanding under the Cash Flow Credit Agreement include term B-1 loans, term B-3 loans, term B-4 loans and term B-5 loans with remaining face values (after all principal payments to date) of $583 million, $2,146 million, $1 million, and $562 million respectively.
As of December 31, 2012 affiliates of Silver Lake held $122 million and $45 million in outstanding principal amounts of term B-3 loans, and term B-5 loans, respectively. As of September 30, 2012 affiliates of Silver Lake held $45 million and $122 million in outstanding principal amounts of term B-1 loans, and term B-3 loans respectively.
As of December 31, 2012 affiliates of TPG held $22 million in outstanding principal amounts of term B-5 loans. As of September 30, 2012 affiliates of TPG held $44 million in outstanding principal amounts of term B-1 loans.
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
On October 29, 2012 Avaya Inc., the several subsidiary borrowers (the “Subsidiary Borrowers”) party thereto, Citicorp USA, Inc. and the lenders party thereto entered into Amendment No. 2 to Credit Agreement, pursuant to which the senior secured multi-currency asset-based revolving credit facility was amended and restated in its entirety (as so amended and restated, the “ABL Credit Agreement”).
The modified terms of the ABL Credit Agreement include permission to issue or incur, as applicable, secured indebtedness in the form of (1) one or more series of secured notes in lieu of any Revolving Commitment Increases (as defined in the ABL Credit Agreement) in an aggregate principal amount not to exceed $100 million, plus the amount by which unused Commitments (as defined in the ABL Credit Agreement) have been previously reduced pursuant to the ABL Credit Agreement, less the amount of all Revolving Commitment Increases effected at or prior to the time of issuance of such notes (“Incremental Replacement Secured Notes”), and (2) one or more series of secured notes or secured loans in an aggregate principal amount not to exceed $750 million (“Junior Secured Debt”). Any such Incremental Replacement Secured Notes or Junior Secured Debt (a) must be (x) issued or incurred, as applicable, in connection with a modification, refinancing, refunding, renewal, replacement, exchange or extension of senior unsecured indebtedness and (y) secured by a lien on the Collateral (as defined in the ABL Credit Agreement) ranking junior to the lien securing the obligations under the ABL Credit Agreement and (b) will be subject to certain other conditions and limitations set forth in the ABL Credit Agreement.
Borrowings under the ABL Credit Agreement bear interest at a rate per annum equal to, at the Company's option, either (a) a LIBOR rate plus a margin of 1.50% or (b) a base rate plus a margin of 0.50%.
At December 31, 2012 and September 30, 2012, there were no borrowings under this facility. At December 31, 2012 and September 30, 2012 there were $79 million and $77 million, respectively, of letters of credit issued in the ordinary course of business under the ABL Credit Agreement resulting in remaining availability of $256 million and $258 million, respectively.
7% Senior Secured Notes
On February 11, 2011, the Company completed a private placement of $1,009 million of senior secured notes (the "7% Senior Secured Notes"). The 7% Senior Secured Notes bear interest at a rate of 7% per annum, mature on April 1, 2019 and were sold at par through a private placement to qualified institutional buyers pursuant to Rule 144A (and outside the United States in reliance on Regulation S) under the Securities Act of 1933, as amended (the “Securities Act”) and have not been, and will not be, registered under the Securities Act or applicable state securities laws.
The Company may redeem the 7% Senior Secured Notes commencing April 1, 2015 at 103.5% of the principal amount redeemed, which decreases to 101.75% on April 1, 2016 and to 100% on or after April 1, 2017. The Company may redeem all or part of the notes at any time prior to April 1, 2015 at 100% of the principal amount redeemed plus a “make-whole” premium. In addition, the Company may redeem up to 35% of the original aggregate principal balance of the 7% Senior Secured Notes at any time prior to April 1, 2014 with the net proceeds of certain equity offerings at 107% of the aggregate principal amount of 7% Senior Secured Notes redeemed. Upon the occurrence of specific kinds of changes of control, the Company will be required to make an offer to purchase the 7% Senior Secured Notes at 101% of their principal amount. If the Company or any of its restricted subsidiaries engages in certain asset sales, under certain circumstances the Company will be required to use the net proceeds to make an offer to purchase the 7% Senior Secured Notes at 100% of their principal amount.
Substantially all of the Company’s U.S. 100%-owned subsidiaries are guarantors of the 7% Senior Secured Notes. The 7% Senior Secured Notes are secured by substantially all of the assets of the Company and the subsidiary guarantors (other than with respect to real estate). The notes and the guarantees are secured equally and ratably with the Cash Flow Credit Agreement and any future first lien obligations by (i) a first-priority lien on substantially all of the Company’s and the guarantors’ assets, other than (x) any real estate and (y) collateral that secures the ABL Credit Agreement on a first-priority basis (the “ABL Priority Collateral”), and (ii) a second-priority lien on the ABL Priority Collateral, in each case, subject to certain customary exceptions.

9% Senior Secured Notes
On December 21, 2012, the Company completed a private placement of $290 million of senior secured notes (the "9% Senior Secured Notes"). The 9% Senior Secured Notes bear interest at a rate of 9% per annum, mature on April 1, 2019, and were sold at par through a private placement to qualified institutional buyers pursuant to Rule 144A (and outside the United States in reliance on Regulation S) under the Securities Act. The 9% Senior Secured Notes have not been, and will not be, registered under the Securities Act or applicable state securities laws and may not be offered or sold absent registration under the Securities Act or applicable state securities laws or applicable exemptions from registration requirements.
The 9% Senior Secured Notes are redeemable commencing April 1, 2015 at 104.5% of the principal amount redeemed, which decreases to 102.25% on April 1, 2016 and to 100% on or after April 1, 2017. The Company may redeem all or part of the notes at any time prior to April 1, 2015 at 100% of the principal amount redeemed plus a “make-whole” premium, as defined in the indenture governing the 9% Senior Secured Notes. In addition, the Company may redeem up to 35% of the original aggregate principal balance of the 9% Senior Secured Notes at any time prior to April 1, 2015 with the net proceeds of certain equity offerings at 109% of the aggregate principal amount redeemed. Upon the occurrence of specific kinds of changes of control, the Company will be required to make an offer to purchase the 9% Senior Secured Notes at 101% of their principal amount. If the Company or any of its restricted subsidiaries engages in certain asset sales, under certain circumstances the Company will be required to use the net proceeds to make an offer to purchase the 9% Senior Secured Notes at 100% of their principal amount.
The 9% Senior Secured Notes are secured by substantially all of the assets of the Company and substantially all of the Company’s U.S. 100%-owned subsidiaries (other than with respect to real estate). The notes and the guarantees are secured equally and ratably with the Cash Flow Credit Agreement, the 7% Senior Secured Notes due 2019 and any future first lien obligations by (i) a first-priority lien on substantially all of the Company’s and the guarantors’ assets, other than (x) any real estate and (y) collateral that secures the ABL Credit Agreement on a first-priority basis (the “ABL Priority Collateral”), and (ii) a second-priority lien on the ABL Priority Collateral, in each case, subject to certain customary exceptions.
The proceeds from the 9% Senior Secured Notes were used to repay $284 million aggregate principal amount of term B-5 loans and to pay related fees and expenses. In connection with the issuance of the 9% Senior Secured Notes, the Company capitalized financing costs of $7 million during fiscal 2013 and is amortizing these costs over the term of the 9% Senior Secured Notes.
The repayment of the term B-5 loans was accounted for as an extinguishment of debt. Accordingly the difference between the reacquisition price and the carrying value of the term B-5 loans (including unamortized debt issue costs) of $3 million was recognized as a loss upon debt extinguishment during fiscal 2013.
The Company’s Cash Flow Credit Agreement, ABL Credit Agreement, and indentures governing its senior secured notes, senior unsecured cash-pay notes and senior unsecured PIK toggle notes contain a number of covenants that, among other things and subject to certain exceptions, restrict the Company’s ability and the ability of certain of its subsidiaries to: (a) incur or guarantee additional debt and issue or sell certain preferred stock; (b) pay dividends on, redeem or repurchase capital stock; (c) make certain acquisitions or investments; (d) incur or assume certain liens; (e) enter into transactions with affiliates; (f) merge or consolidate with another company; (g) transfer or otherwise dispose of assets; (h) redeem subordinated debt; (i) incur obligations that restrict the ability of the Company’s subsidiaries to make dividends or other payments to the Company or Parent; and (j) create or designate unrestricted subsidiaries. They also contain customary affirmative covenants and events of default. As of December 31, 2012 and September 30, 2012, the Company was not in default under any of these agreements.
The weighted average interest rate of the Company’s outstanding debt as of December 31, 2012 was 6.8% excluding the impact of the interest rate swaps described in Note 8, “Derivatives and Other Financial Instruments."
Annual maturities of long-term debt for the next five years ending September 30 and thereafter consist of:

In millions
Remainder of fiscal 2013	$28
2014	38
2015	619
2016	1,550
2017	31
2018 and thereafter	3,859
Total	$6,125

These maturities represent the minimum principal payments owed per year and do not reflect a potential springing of the term B-3 loans, term B-4 loans or term B-5 loans to July 26, 2015 as described above or any contingent mandatory principal repayments that may be required upon the Company achieving certain excess cash flow targets, as defined in the Cash Flow Credit Agreement.
Capital Lease Obligations
Included in other liabilities at December 31, 2012 is $23 million of capital lease obligations, primarily associated with an office facility.

8.	Derivatives and Other Financial Instruments
Interest Rate Swaps
The Company uses interest rate swaps to manage the amount of its floating rate debt in order to reduce its exposure to variable rate interest payments associated with certain borrowings under the Cash Flow Credit Agreement. The interest rate swaps presented below are designated as cash flow hedges. The fair value of each interest rate swap is reflected as an asset or liability in the Consolidated Balance Sheets, reported as a component of other comprehensive loss and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on derivative instruments representing hedge ineffectiveness are recognized in current earnings. The fair value of each interest rate swap is estimated as the net present value of their projected cash flows at the balance sheet date.
The details of these swaps are as follows:

In millions	Effective Date	Maturity Date	Notional Amount	Floating Rate Received by Avaya	Fixed Rate Paid by Avaya
3-year swap	August 26, 2010	August 26, 2013	$750	3-month LIBOR	1.160%
3-year swap	August 26, 2010	August 26, 2013	750	3-month LIBOR	1.135%
Notional amount—Total			$1,500
The following table summarizes the (gains) and losses of the interest rate contracts qualifying and designated as cash flow hedging instruments:

	Three months ended December 31,
In millions	2012	2011
(Gain) Loss on interest rate swaps
Recognized in other comprehensive loss	$(4)	$(10)
Reclassified from accumulated other comprehensive loss into interest expense	$5	$8
Recognized in operations (ineffective portion)	$—	$—
The Company expects to reclassify approximately $8 million from accumulated other comprehensive loss into expense in the next twelve months related to the Company’s interest rate swaps based on the projected borrowing rates as of December 31, 2012.
Foreign Currency Forward Contracts
The Company utilizes foreign currency forward contracts primarily to manage short-term exchange rate exposures on certain receivables, payables and intercompany loans residing on foreign subsidiaries’ books, which are denominated in currencies other than the subsidiary’s functional currency. When those items are revalued into the subsidiaries’ functional currencies at the month-end exchange rates, the fluctuations in the exchange rates are recognized in the Consolidated Statements of Operations as other expense, net. Changes in the fair value of the Company’s foreign currency forward contracts used to offset these exposed items are also recognized in the Consolidated Statements of Operations as other expense, net in the period in which the exchange rates change.
The gains and (losses) of the foreign currency forward contracts included in other expense, net were $(3) million and $(5) million for the three months ended December 31, 2012 and 2011, respectively.

The following table summarizes the estimated fair value of derivatives:

In millions	December 31, 2012			September 30, 2012
Balance Sheet Location	Total	Foreign Currency Forward Contracts	Interest Rate Swaps	Total	Foreign Currency Forward Contracts	Interest Rate Swaps
Other current assets	$1	$1	$—	$2	$2	$—
Other current liabilities	(10)	(1)	(9)	(15)	—	(15)
Net Liability	$(9)	$—	$(9)	$(13)	$2	$(15)

9.	Fair Value Measures
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
Asset and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and September 30, 2012 were as follows:

	December 31, 2012
	Fair Value Measurements Using
In millions	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Current Assets:
Foreign currency forward contracts	$1	$—	$1	$—
Other Non-Current Assets:
Investments	$3	$2	$1	$—
Other Current Liabilities:
Foreign currency forward contracts	$1	$—	$1	$—
Interest rate swaps	9	—	9	—
	$10	$—	$10	$—

	September 30, 2012
	Fair Value Measurements Using
In millions	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Current Assets:
Foreign currency forward contracts	$2	$—	$2	$—
Investments	1	1	—	—
	$3	$1	$2	$—
Other Non-Current Assets:
Investments	$4	$2	$2	$—
Other Current Liabilities:
Interest rate swaps	$15	$—	$15	$—
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
On October 3, 2011 and October 3, 2012, the Company advanced $8 million and $10 million, respectively, to Parent in exchange for a note receivable. The proceeds of such notes were used by Parent to fund, in part, an acquisition of all outstanding shares of a unified communications solutions provider. Immediately upon completing the acquisition, Parent merged the acquired entity with and into Avaya Inc., with Avaya Inc. surviving the merger.
The principal amount of these notes plus any accrued and unpaid interest are due in full October 3, 2014 and October 3, 2015 with interest at the rate of 1.63% and 0.93% per annum, respectively. These notes are included in other assets in the Company's Consolidated Balance Sheet. The estimated fair value of the $8 million note receivable was $7 million and $6 million at December 31, 2012 and September 30, 2012, respectively. The estimated fair value of the $10 million note receivable was $7 million at December 31, 2012. The estimated fair value of each note was determined based on a Level 2 input using discounted cash flow techniques.
The estimated fair values of the amounts borrowed under the Company’s financing arrangements at December 31, 2012 and September 30, 2012 were estimated based on a Level 2 input using quoted market prices for the Company’s debt which is subject to infrequent transactions (i.e. a less active market).

The estimated fair values of the amounts borrowed under the Company’s credit agreements at December 31, 2012 and September 30, 2012 are as follows:

	December 31, 2012		September 30, 2012
In millions	Principal Amount	Fair Value	Principal Amount	Fair Value
Senior secured term B-1 loans	$583	$569	$1,434	$1,392
Senior secured term B-3 loans	2,146	1,891	2,152	1,960
Senior secured term B-4 loans	1	1	—	—
Senior secured term B-5 loans	562	549	—	—
7% Senior secured notes	1,009	938	1,009	938
9% Senior secured notes	290	295	—	—
9.75% senior unsecured cash pay notes due 2015	700	625	700	622
10.125%/10.875% senior unsecured PIK toggle notes due 2015	834	750	834	749
Total	$6,125	$5,618	$6,129	$5,661

10.	Income Taxes
The benefit from income taxes for the three months ended December 31, 2012 was $9 million, as compared to the benefit from income taxes of $2 million for the three months ended December 31, 2011.
The effective rate for the three months ended December 31, 2012 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) $17 million of income tax benefit recognized upon the expiration of certain interest rate swaps, and (4) $2 million release of valuation allowance associated with tax expense on net gains in other comprehensive income.
During the three months ended December 31, 2012, the Company recognized $17 million of income tax benefit related to the elimination of the tax effect of certain interest rate swaps in other comprehensive income. The tax effect of such interest rate swaps was recognized in other comprehensive income prior to the establishment of a valuation allowance against the Company's U.S. net deferred tax assets and was eliminated following the expiration of the final interest rate swap upon which the tax effect was established.
During the three months ended December 31, 2012, the Company recorded a tax charge of $2 million to other comprehensive income and a decrease in deferred tax assets primarily relating to pension benefits. The charge to other comprehensive income and decrease in deferred tax assets resulted in the recording of an income tax benefit in continuing operations related to the release of the corresponding valuation allowance.
The effective rate for the three months ended December 31, 2011 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss, (2) changes in the valuation allowance established against the Company’s deferred tax assets and (3) $12 million release of valuation allowance associated with tax expense on net gains in other comprehensive income.
During the three months ended December 31, 2011, the Company recorded a tax charge of $12 million to other comprehensive income and a decrease in deferred tax assets primarily relating to pension benefits. The charge to other comprehensive income and decrease in deferred tax assets resulted in the recording of an income tax benefit in continuing operations related to the release of the corresponding valuation allowance.
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
The Company froze benefit accruals and additional participation in the pension and postretirement plans for its U.S. management employees effective December 31, 2003. In addition, the Company amended the postretirement plan for its U.S. management employees effective January 1, 2013, to terminate retiree dental coverage, and to cease providing medical and prescription drug coverage to a retiree, dependent, or lawful spouse who has attained age 65.
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

The components of the pension and postretirement net periodic benefit cost for the three months ended December 31, 2012 and 2011 are provided in the table below:

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits - U.S.
	Three months ended December 31,		Three months ended December 31,		Three months ended December 31,
In millions	2012	2011	2012	2011	2012	2011
Components of Net Periodic Benefit Cost
Service cost	$1	$2	$2	$2	$1	$1
Interest cost	34	37	5	6	5	8
Expected return on plan assets	(40)	(43)	(1)	(1)	(3)	(3)
Amortization of unrecognized prior service cost	—	—	—	—	(4)	—
Amortization of previously unrecognized net actuarial loss	32	25	1	—	2	2
Net periodic benefit cost	$27	$21	$7	$7	$1	$8
The Company’s general funding policy with respect to its U.S. qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations. For the three month period ended December 31, 2012, the Company made contributions of $17 million to satisfy minimum statutory funding requirements. Estimated payments to satisfy minimum statutory funding requirements for the remainder of fiscal 2013 are $85 million.
The Company provides certain pension benefits for U.S. employees, which are not pre-funded, and certain pension benefits for non-U.S. employees, the majority of which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed or premiums are paid. For the three month period ended December 31, 2012, the Company made payments for these U.S. and non-U.S. pension benefits totaling $2 million and $4 million, respectively. Estimated payments for these U.S. and non-U.S. pension benefits for the remainder of fiscal 2013 are $5 million and $23 million, respectively.
During the three months ended December 31, 2012, the Company contributed $11 million to the represented employees’ post-retirement health trust to fund current benefit claims and costs of administration in compliance with the terms of the 2009 agreements between the Company and the CWA and IBEW, as extended through June 7, 2014. Estimated contributions under the terms of the 2009 Agreement are $31 million in the aggregate for the remainder of fiscal 2013.
The Company also provides certain retiree medical benefits for U.S. employees, which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed or premiums are paid. For the three month period ended December 31, 2012, the Company made payments totaling $3 million for these retiree medical benefits. Estimated payments for these retiree medical benefits for the remainder of fiscal 2013 are $4 million.

12.	Share-based Compensation
Avaya Holdings Corp.’s Amended and Restated 2007 Equity Incentive Plan (“2007 Plan”) governs the issuance of equity awards, including restricted stock units (“RSUs”) and stock options, to eligible plan participants. Key employees, directors, and consultants of the Company may be eligible to receive awards under the 2007 Plan. Each stock option, when vested and exercised, and each RSU, when vested, entitles the holder to receive one share of Parent’s common stock, subject to certain restrictions on their transfer and sale as defined in the 2007 Plan and related award agreements. As of December 31, 2012,

Parent had authorized the issuance of up to 49,848,157 shares of its common stock under the 2007 Plan, in addition to 2,924,125 shares of common stock underlying certain continuation awards that were permitted to be issued at the time of the Merger. There remained 9,361,157 shares available for grant under the 2007 Plan as of December 31, 2012.
Option Awards
During the three months ended December 31, 2012, 585,000 time-based and 175,000 multiple-of-money options were granted in the ordinary course of business. All of the options expire ten years from the date of grant or upon cessation of employment, in which event there are limited exercise provisions allowed for vested options. Options granted between October 1, 2012 and November 30, 2012 have an exercise price of $4.00 per share. Options granted subsequent to November 30, 2012 have an exercise price of $3.00 per share.
Time-based options granted during the three months ended December 31, 2012 vest over their performance periods, generally four years. Compensation expense equal to the fair value of the option measured on the grant date is recognized utilizing graded attribution over the requisite service period.
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
For the three months ended December 31, 2012 and 2011, the Company recognized share-based compensation associated with options issued under the 2007 Plan of $1 million and $2 million, respectively, which is included in costs and operating expenses.
Restricted Stock Units
The Company has issued RSUs each of which represents the right to receive one share of Parent’s common stock when fully vested. The fair value of the RSUs is estimated by the Board of Directors on the respective dates of grant.
During the three months ended December 31, 2012, 248,333 RSUs were awarded in the ordinary course of business. For RSUs awarded between October 1, 2012 and November 30, 2012, the fair market value (as defined in the 2007 Plan) of these awards at the date of grant was $4.00 per share. For RSUs awarded subsequent to November 30, 2012, the fair market value (as defined in the 2007 Plan) of these awards at the date of grant was $3.00 per share.
At December 31, 2012, there were 3,117,060 awarded RSUs outstanding under the 2007 Plan, of which 1,612,387 were fully vested. For the three months ended December 31, 2012 and 2011, the Company recognized share-based compensation associated with RSUs granted under the 2007 Plan of $1 million and $1 million, respectively.

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
Summarized financial information relating to the Company’s reportable segments is shown in the following table:

	Three months ended December 31,
In millions	2012	2011
REVENUE
Global Communications Solutions	$573	$667
Avaya Networking	58	82
Enterprise Collaboration Solutions	631	749
Avaya Global Services	609	638
	$1,240	$1,387
GROSS PROFIT
Global Communications Solutions	$349	$400
Avaya Networking	22	37
Enterprise Collaboration Solutions	371	437
Avaya Global Services	318	313
Unallocated Amounts (1)	(23)	(46)
	666	704
OPERATING EXPENSES
Selling, general and administrative	384	433
Research and development	118	111
Amortization of intangible assets	57	56
Restructuring and impairment charges, net	84	21
Acquisition-related costs	—	1
	643	622
OPERATING INCOME	23	82
INTEREST EXPENSE, LOSS ON EXTINGUISHMENT OF DEBT AND OTHER EXPENSE, NET	(117)	(110)
LOSS BEFORE INCOME TAXES	$(94)	$(28)

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

Antitrust Litigation
In 2006, the Company instituted an action in the U.S. District Court, District of New Jersey, against defendants Telecom Labs, Inc., TeamTLI.com Corp. and Continuant Technologies, Inc. and subsequently amended its complaint to include certain individual officers of these companies as defendants. Defendants purportedly provide maintenance services to customers who have purchased or leased the Company's communications equipment. The Company asserts in its amended complaint that, among other things, defendants, or each of them, have engaged in tortious conduct and/or violated federal intellectual property laws by improperly accessing and utilizing the Company's proprietary software, including passwords, logins and maintenance service permissions, to perform certain maintenance services on the Company's customers' equipment. Defendants have filed counterclaims against the Company, alleging a number of tort claims and alleging that the Company has violated the Sherman Act's prohibitions against anticompetitive conduct through the manner in which the Company sells its products and services. Defendants seek to recover the profits they claim they would have earned from maintaining Avaya's products, and ask for injunctive relief prohibiting the conduct they claim is anticompetitive. Under the federal antitrust laws, defendants could be entitled to three times the amount of any actual damages awarded for lost profits plus attorney's fees and costs. The parties have engaged in extensive discovery and motion practice to, among other things, amend and dismiss pleadings and compel and oppose discovery requests. In January 2012, Avaya's motions to dismiss defendants' counterclaims were granted in part and denied in part. In February 2012, the parties filed motions for reconsideration of certain aspects of the Court's ruling and Avaya filed a motion for certification of an interlocutory appeal. The parties' motions were denied on April 26, 2012. Expert discovery on the Company's claims and the defendants' surviving counter-claims is completed, and in July 2012 the parties filed motions to exclude the opinion testimony of certain of each others' experts, which were denied without prejudice on August 28, 2012.  On August 17, 2012, defendants filed motions for partial summary judgment, seeking to dismiss the Company's claims for tortious interference with contractual relations and misappropriation of trade secrets, which were denied on October 26, 2012. A pre-trial conference is scheduled for April 17, 2013, although no trial date has been set by the Court. Therefore, at this time an outcome cannot be predicted and, as a result, the Company cannot be assured that this case will not have a material adverse effect on the manner in which it does business, its financial position, results of operations, or cash flows.
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
Other
In October 2009, a group of former employees of Avaya’s former Shreveport, Louisiana manufacturing facility brought suit in Louisiana state court, naming as defendants Alcatel-Lucent USA, Inc., Lucent Technologies Services Company, Inc., and AT&T Technologies, Inc. The former employees allege hearing loss due to hazardous noise exposure from the facility dating back over forty years, and stipulate that the total amount of each individual’s damages does not exceed fifty thousand dollars. In February 2010 plaintiffs amended their complaint to add the Company as a named defendant. There are 101 plaintiffs in the case. Defendants’ motion to dismiss plaintiffs’ complaint was denied on April 30, 2012. At this time an outcome cannot be predicted however, because the amounts of the claims are not material, the Company believes the outcome of this matter will not have a material adverse effect on the manner in which it does business, its financial position, results of operations, or cash flows.
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

In millions
Balance as of October 1, 2012	$16
Reductions for payments and costs to satisfy claims	(4)
Accruals for warranties issued during the period	5
Balance as of December 31, 2012	$17
Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements
Letters of Credit
As of December 31, 2012, the Company had outstanding an aggregate of $123 million in irrevocable letters of credit which ensure the Company's performance or payment to third parties.  Included in this amount is $79 million issued under its $535 million committed revolving credit facilities, which facilities are available through October 26, 2016.  Also included is $44 million of letters of credit issued under uncommitted facilities.
Surety Bonds
The Company arranges for the issuance of various types of surety bonds, such as license, permit, bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. These bonds vary in duration although most are issued and outstanding from three months to three years. These bonds are backed by $12 million of the Company’s letters of credit. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $12 million as of December 31, 2012. Historically, no surety bonds have been drawn upon.
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
The Company’s outsourcing agreements with its no most significant contract manufacturers expire in July and September 2013. After the initial term, the outsourcing agreements are automatically renewed for successive periods of twelve months each, subject to specific termination rights for the Company and the contract manufacturers. All manufacturing of the Company’s products is performed in accordance with either detailed requirements or specifications and product designs furnished by the Company, and is subject to rigorous quality control standards.
Product Financing Arrangements
The Company sells products to various resellers that may obtain financing from certain unaffiliated third-party lending institutions. For the Company’s product financing arrangement with resellers outside the U.S., in the event participating resellers default on their payment obligations to the lending institution, the Company is obligated under certain circumstances to guarantee repayment to the lending institution. The repayment amount fluctuates with the level of product financing activity. The guaranteed repayment amount was approximately $5 million as of December 31, 2012. The Company reviews and sets the maximum credit limit for each reseller participating in this financing arrangement. Historically, there have not been any guarantee repayments by the Company. The Company has estimated the fair value of this guarantee as of December 31, 2012, and has determined that it is not significant. There can be no assurance that the Company will not be obligated to repurchase inventory under this arrangement in the future.

Long-Term Cash Incentive Bonus Plan
Parent has established a long-term incentive cash bonus plan (“LTIP”). Under the LTIP, Parent will make cash awards available to compensate certain key employees upon the achievement of defined returns on the Sponsors’ initial investment in the Parent (a “triggering event”). Parent has authorized LTIP awards covering a total of $60 million, of which $42 million in awards were outstanding as of December 31, 2012. The Company will begin to recognize compensation expense relative to the LTIP awards upon the occurrence of a triggering event (e.g., a sale or initial public offering). As of December 31, 2012, no compensation expense associated with the LTIP has been recognized.
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

15.	Guarantor—Non Guarantor financial information
Borrowings by Avaya Inc. under the Cash Flow Credit Agreement are jointly and severally, fully, and unconditionally guaranteed (subject to certain customary release provisions) by substantially all wholly owned U.S. subsidiaries of Avaya Inc. (collectively, the “Guarantor Subsidiaries”) and Parent. Each of the Guarantor Subsidiaries is 100% owned, directly or indirectly by Avaya Inc. The 7% Senior Secured Notes, the 9% Senior Secured Notes, the senior unsecured cash-pay notes and the senior unsecured PIK toggle notes issued by Avaya Inc. are jointly and severally, fully and unconditionally guaranteed by the Guarantor Subsidiaries. None of the other subsidiaries of Avaya Inc., either directly or indirectly, guarantees the Cash Flow Credit Agreement, the 7% Senior Secured Notes, the 9% Senior Secured Notes, the senior unsecured cash-pay notes or the senior unsecured PIK toggle notes (“Non-Guarantor Subsidiaries”).
Avaya Inc. and each of the Guarantor Subsidiaries are authorized to borrow under the Cash Flow Credit Agreement. Borrowings under that facility are jointly and severally, fully, and unconditionally guaranteed by Avaya Inc. and the Guarantor Subsidiaries (subject to certain customary release provisions). Additionally these borrowings are fully and unconditionally guaranteed by Parent.
The 7% Senior Secured Notes, the 9% Senior Secured Notes and the related guarantees are secured equally and ratably (other than with respect to real estate) with the Cash Flow Credit Agreement and any future first lien obligations by (i) a first-priority lien on substantially all of Avaya Inc.’s and the Guarantor Subsidiaries’ assets, other than (x) any real estate and (y) collateral that secures the senior secured multi-currency asset based revolving credit facility on a first-priority basis (the “ABL Priority Collateral”), and (ii) a second-priority lien on the ABL Priority Collateral, subject to certain limited exceptions.
The following tables present for Avaya Inc., the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Intercompany Eliminations the results of operations and comprehensive income for the three months ended December 31, 2012 and 2011, financial position as of December 31, 2012 and September 30, 2012 and cash flows for the three months ended December 31, 2012 and 2011 to arrive at the information for Avaya Inc. on a consolidated basis.

Supplemental Condensed Consolidating Schedule of Operations and Comprehensive Loss

	Three Months Ended December 31, 2012
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
REVENUE	$724	$80	$611	$(175)	$1,240
COST	367	54	328	(175)	574
GROSS PROFIT	357	26	283	—	666
OPERATING EXPENSES
Selling, general and administrative	144	26	214	—	384
Research and development	66	2	50	—	118
Amortization of intangible assets	52	1	4	—	57
Restructuring and impairment charges, net	17	2	65	—	84
	279	31	333	—	643
OPERATING INCOME (LOSS)	78	(5)	(50)	—	23
Interest expense	(105)	(3)	—	—	(108)
Loss on extinguishment of debt	(3)	—	—	—	(3)
Other expense, net	(4)	—	(2)	—	(6)
LOSS BEFORE INCOME TAXES	(34)	(8)	(52)	—	(94)
(Benefit from) provision for income taxes	(19)	—	10	—	(9)
Equity in net loss of consolidated subsidiaries	(70)	—	—	70	—
NET LOSS	$(85)	$(8)	$(62)	$70	$(85)
Comprehensive loss	$(98)	$(8)	$(74)	$82	$(98)

Supplemental Condensed Consolidating Schedule of Operations and Comprehensive Income (Loss)

	Three Months Ended December 31, 2011
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
REVENUE	$791	$96	$645	$(145)	$1,387
COST	376	67	385	(145)	683
GROSS PROFIT	415	29	260	—	704
OPERATING EXPENSES
Selling, general and administrative	199	23	211	—	433
Research and development	62	4	45	—	111
Amortization of intangible assets	51	1	4	—	56
Restructuring charges, net	7	—	14	—	21
Acquisition-related costs	1	—	—	—	1
	320	28	274	—	622
OPERATING INCOME (LOSS)	95	1	(14)	—	82
Interest expense	(105)	(3)	(1)	—	(109)
Other income (expense), net	1	—	(2)	—	(1)
LOSS BEFORE INCOME TAXES	(9)	(2)	(17)	—	(28)
Provision for (benefit from) income taxes	1	—	(3)	—	(2)
Equity in net loss of consolidated subsidiaries	(16)	—	—	16	—
NET LOSS	$(26)	$(2)	$(14)	$16	$(26)
Comprehensive income (loss)	$10	$(2)	$(1)	$3	$10

Supplemental Condensed Consolidating Balance Sheet

	December 31, 2012
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$64	$13	$208	$—	$285
Accounts receivable, net—external	328	33	402	—	763
Accounts receivable—internal	844	67	181	(1,092)	—
Inventory	129	6	123	—	258
Deferred income taxes, net	—	—	16	—	16
Other current assets	103	28	129	—	260
Internal notes receivable, current	1,460	144	—	(1,604)	—
TOTAL CURRENT ASSETS	2,928	291	1,059	(2,696)	1,582
Property, plant and equipment, net	218	23	119	—	360
Deferred income taxes, net	1	—	44	—	45
Intangible assets, net	1,478	32	187	—	1,697
Goodwill	4,082	—	106	—	4,188
Other assets	163	4	26	—	193
Investment in consolidated subsidiaries	(2,013)	2	30	1,981	—
TOTAL ASSETS	$6,857	$352	$1,571	$(715)	$8,065
LIABILITIES
Current liabilities:
Debt maturing within one year—external	$34	$—	$—	$—	$34
Debt maturing within one year—internal	148	369	1,087	(1,604)	—
Accounts payable—external	244	16	186	—	446
Accounts payable—internal	142	49	901	(1,092)	—
Payroll and benefit obligations	104	10	122	—	236
Deferred revenue	524	11	82	—	617
Business restructuring reserve, current portion	(6)	5	123	—	122
Other current liabilities	151	4	85	—	240
TOTAL CURRENT LIABILITIES	1,341	464	2,586	(2,696)	1,695
Long-term debt	6,075	—	—	—	6,075
Pension obligations	1,241	—	513	—	1,754
Other postretirement obligations	351	—	—	—	351
Deferred income taxes, net	186	—	21	—	207
Business restructuring reserve, non-current portion	46	—	32	—	78
Other liabilities	150	21	267	—	438
TOTAL NON-CURRENT LIABILITIES	8,049	21	833	—	8,903
TOTAL DEFICIENCY	(2,533)	(133)	(1,848)	1,981	(2,533)
TOTAL LIABILITIES AND DEFICIENCY	$6,857	$352	$1,571	$(715)	$8,065

Supplemental Condensed Consolidating Balance Sheet

	September 30, 2012
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$101	$10	$226	$—	$337
Accounts receivable, net—external	326	39	417	—	782
Accounts receivable—internal	782	66	164	(1,012)	—
Inventory	131	6	118	—	255
Deferred income taxes, net	—	—	18	—	18
Other current assets	150	30	72	—	252
Internal notes receivable, current	1,467	147	—	(1,614)	—
TOTAL CURRENT ASSETS	2,957	298	1,015	(2,626)	1,644
Property, plant and equipment, net	222	24	118	—	364
Deferred income taxes, net	—	—	43	—	43
Intangible assets, net	1,546	33	196	—	1,775
Goodwill	4,082	—	106	—	4,188
Other assets	150	5	25	—	180
Investment in consolidated subsidiaries	(1,921)	(3)	27	1,897	—
TOTAL ASSETS	$7,036	$357	$1,530	$(729)	$8,194
LIABILITIES
Current liabilities:
Debt maturing within one year—external	$37	$—	$—	$—	$37
Debt maturing within one year—internal	151	368	1,095	(1,614)	—
Accounts payable—external	235	18	185	—	438
Accounts payable—internal	123	49	840	(1,012)	—
Payroll and benefit obligations	81	13	168	—	262
Deferred revenue	523	7	86	—	616
Business restructuring reserve, current portion	5	4	75	—	84
Other current liabilities	261	4	37	—	302
TOTAL CURRENT LIABILITIES	1,416	463	2,486	(2,626)	1,739
Long-term debt	6,084	—	—	—	6,084
Pension obligations	1,271	—	492	—	1,763
Other postretirement obligations	360	—	—	—	360
Deferred income taxes, net	182	—	22	—	204
Business restructuring reserve, non-current portion	22	1	28	—	51
Other liabilities	137	22	270	—	429
TOTAL NON-CURRENT LIABILITIES	8,056	23	812	—	8,891
TOTAL DEFICIENCY	(2,436)	(129)	(1,768)	1,897	(2,436)
TOTAL LIABILITIES AND DEFICIENCY	$7,036	$357	$1,530	$(729)	$8,194

Supplemental Condensed Consolidating Schedule of Cash Flows

	Three Months Ended December 31, 2012
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
OPERATING ACTIVITIES:
Net loss	$(85)	$(8)	$(62)	$70	$(85)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities	87	3	11	—	101
Changes in operating assets and liabilities	(68)	6	52	—	(10)
Equity in net loss of consolidated subsidiaries	70	—	—	(70)	—
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	4	1	1	—	6
INVESTING ACTIVITIES:
Capital expenditures	(8)	—	(15)	—	(23)
Capitalized software development costs	(6)	(1)	—	—	(7)
Acquisition of businesses, net of cash acquired	(1)	—	—	—	(1)
Proceeds from sale of long-lived assets	5	—	4	—	9
Proceeds from sale of investments	—	—	1	—	1
Advance to Parent	(10)	—	—	—	(10)
NET CASH USED FOR INVESTING ACTIVITIES	(20)	(1)	(10)	—	(31)
FINANCING ACTIVITIES:
Proceeds from 9% senior secured notes	290	—	—	—	290
Repayment of term B-5 loans	(284)	—	—	—	(284)
Debt issuance and third-party debt modification costs	(22)	—	—	—	(22)
Repayment of long-term debt	(9)	—	—	—	(9)
Net borrowings (repayments) of intercompany debt	4	4	(8)	—	—
Other financing activities, net	—	(1)	—	—	(1)
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(21)	3	(8)	—	(26)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(37)	3	(18)	—	(52)
Cash and cash equivalents at beginning of period	101	10	226	—	337
Cash and cash equivalents at end of period	$64	$13	$208	$—	$285

Supplemental Condensed Consolidating Schedule of Cash Flows

	Three Months Ended December 31, 2011
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
OPERATING ACTIVITIES:
Net loss	$(26)	$(2)	$(14)	$16	$(26)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities	125	3	29	—	157
Changes in operating assets and liabilities	(187)	11	35	—	(141)
Equity in net loss of consolidated subsidiaries	16	—	—	(16)	—
NET CASH USED FOR OPERATING ACTIVITIES	(72)	12	50	—	(10)
INVESTING ACTIVITIES:
Capital expenditures	(5)	—	(9)	—	(14)
Capitalized software development costs	(12)	—	—	—	(12)
Acquisition of businesses, net of cash acquired	(1)	—	(3)	—	(4)
Proceeds from sale of long-lived assets	4	—	—	—	4
Restricted cash	(1)	—	—	—	(1)
Advance to Parent	(8)	—	—	—	(8)
Other investing activities, net	(1)	—	—	—	(1)
NET CASH USED FOR INVESTING ACTIVITIES	(24)	—	(12)	—	(36)
FINANCING ACTIVITIES:
Repayment of long-term debt	(9)	—	—	—	(9)
Net borrowings (repayments) of intercompany debt	76	2	(78)	—	—
Other financing activities, net	—	(1)	—	—	(1)
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	67	1	(78)	—	(10)
Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(29)	13	(39)	—	(55)
Cash and cash equivalents at beginning of period	149	12	239	—	400
Cash and cash equivalents at end of period	$120	$25	$200	$—	$345

16.    Subsequent Event

On February 1, 2013, the Company announced the commencement of an offer to holders of its senior unsecured cash-pay notes and senior unsecured PIK toggle notes to exchange their unsecured notes for a new series of 10.50% Senior Secured Notes due 2021. The new notes as offered will be secured on a junior-priority basis by substantially the same collateral securing Avaya's 7% Senior Secured Notes and 9% Senior Secured Notes.  The new notes have not been and will not be registered under the Securities Act or any state securities laws, and, unless so registered, may not be offered or sold in the United States or to any U.S. persons except pursuant to an exemption from, or in a transaction subject to, the registration requirements of the Securities Act and any applicable state securities laws. The exchange offer is only being made to holders of the senior unsecured cash-pay notes and senior unsecured PIK toggle notes that are either (1) a “qualified institutional buyer” under Rule 144A under the Securities Act and an “accredited investor” under Rule 501(a) of Regulation D under the Securities Act, or (2) a person who is not a “U.S. person” as defined under Regulation S under the Securities Act.
The exchange offer, which is currently scheduled to expire on March 4, 2013, is subject to satisfaction or waiver of certain conditions.

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
Our accompanying unaudited interim consolidated financial statements as of December 31, 2012 and for the three months ended December 31, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission, or the SEC, for interim financial statements, and should be read in conjunction with our consolidated financial statements and other financial information for the fiscal year ended September 30, 2012, which were included in our Annual Report on Form 10-K filed with the SEC on December 12, 2012. In our opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated.
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
Through this acquisition, Avaya will expand its technology portfolio and provide customers a highly integrated and interoperable suite of cost-effective, easy to use, high-definition video collaboration products, with the ability to interoperate with multiple mobile devices including Apple iPad and Google Android. We have begun to integrate Radvision’s enterprise video infrastructure and high value endpoints with Avaya’s award winning Avaya Aura® Unified Communications (“UC”) platform to create a compelling and differentiated solution designed to accelerate the adoption of video collaboration. Radvision brings to Avaya a portfolio that includes a full range of videoconferencing products, technologies and expertise serving large enterprises, small businesses, and service providers. It includes standards-based applications, open infrastructure and endpoints for ad-hoc and scheduled videoconferencing with room-based systems, desktop, and mobile consumer devices.

The integrated Avaya and Radvision portfolios will extend intra-company business to business and business to consumer video communications, and also support internal “Bring Your Own Device” (“BYOD”) initiatives. See discussion in Note 3, “Business Combinations,” to our unaudited interim consolidated financial statements for further details.

Initial Registration Statement of Parent
Avaya is a wholly owned subsidiary of Avaya Holdings Corp., a Delaware corporation (“Parent”). Parent was formed by affiliates of two private equity firms, Silver Lake Partners (“Silver Lake”) and TPG Capital (“TPG”) (collectively, the “Sponsors”). Silver Lake and TPG, through Parent, acquired Avaya in a transaction that was completed on October 26, 2007 (the “Merger”). See discussion in Note 1, “Background, Merger and Basis of Presentation - Merger,” to our unaudited interim consolidated financial statements for further details.
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
Refinancing of Debt
During the quarter ended December 31, 2012, the Company completed three transactions which allowed the Company to refinance $848 million of term loans under its senior secured credit facilities that originally matured October 26, 2014. These transactions were (1) an amendment and restatement of the senior secured credit facility and the senior secured multi-currency asset-based revolving credit facility on October 29, 2012 along with the extension of the maturity date of $135 million aggregate principal amount of senior secured term B-1 loans ("term B-1 loans"), (2) an amendment and restatement of the senior secured credit facility on December 21, 2012 along with the extension of the maturity date of $713 million aggregate principal amount of term B-1 loans and $134 million aggregate principal amount of senior secured term B-4 loans, and (3) the issuance on December 21, 2012 of $290 million of 9% senior secured notes due April 2019.
On October 29, 2012 the Company amended and restated its senior secured credit facility and the senior secured multi-currency asset-based revolving credit facility to, among other things, permit the extension of the maturity of $135 million aggregate principal amount of its outstanding term B-1 loans from October 26, 2014 to October 26, 2017 (potentially springing to July 26, 2015, under certain circumstances) by converting such loans into a new tranche of senior secured term B-4 loans (“term B-4 loans”), and to permit the Company to issue or incur additional secured indebtedness. As a result of the amendment and restatement of the senior secured credit facility, the applicable interest rate for the portion of the term B-1 loans that was converted into term B-4 loans was also changed.
On December 21, 2012, the Company amended and restated its senior secured credit facility to, among other things, permit the extension of the maturity of $713 million aggregate principal amount of its outstanding term B-1 loans from October 26, 2014 to March 31, 2018 (potentially springing to July 26, 2015, under certain circumstances) and $134 million aggregate principal amount of its outstanding term B-4 loans from October 26, 2017 to March 31, 2018 (potentially springing to July 26, 2015, under certain circumstances) in each case by converting such loans into a new tranche of senior secured term B-5 loans (“term B-5 loans”). As a result of the amendment and restatement of the senior secured credit facility, the applicable interest rate for the portion of the term B-1 loans and term B-4 loans that were converted into term B-5 loans was also changed.
On December 21, 2012 the Company completed a private placement of $290 million of 9% senior secured notes due April 2019 (the "9% Senior Secured Notes"). The proceeds from the 9% Senior Secured Notes were used to repay $284 million principal amount of term B-5 loans and to pay related fees and expenses.
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

Our Products
Our product portfolio spans a broad range of unified communications, collaboration, customer service, video and data products designed to meet the diverse needs of small and mid-size businesses, as well as large enterprises. The majority of our portfolio comprises software products that reside on either a client or server. Client software resides on both our own and third-party devices, including desk phones, tablets, desktop PCs and mobile phones. Server-side software controls communication and collaboration for the enterprise, and delivers rich value-added applications such as messaging, telephony, voice, video and web conferencing, mobility and customer service. Hardware includes a broad range of desk phones, video endpoints, servers and gateways and LAN/WAN switching wireless access points and gateways. A portion of the portfolio has been subjected to rigorous interoperability and security testing and is approved for acquisition by the US Government. Highlights of our portfolio include:
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
Highlights of the Avaya Aura portfolio include the following:

•	Avaya Aura Messaging, an application that enables migration from traditional voice messaging systems to SIP-based multimedia messaging with enterprise-class features, scalability and reliability.

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

•
The Avaya Aura architecture supports communications and collaboration endpoints including telephones, speaker phones, personal video collaboration devices and client software designed to provide enterprise class communications and our Avaya Flare Experience, as discussed below, on our own devices as well as laptops, smartphones and tablets.

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
Currently, the Avaya Flare Experience runs on the Avaya Desktop Video Device, an Android-based, video-enabled desktop collaboration endpoint for executive desktops or power communicators that can also perform as a customer kiosk. In addition, in January 2012 we announced the availability of Avaya Flare Communicator for Apple iPad tablets. We are adapting the Avaya Flare software for other devices and operating systems such as Google Android tablets, Windows laptops and other consumer device classes and platforms. Overall, we believe our software-centric solutions are helping to enable customers to be more productive and compete more effectively by changing the way users collaborate. The Avaya Flare Experience complements the widely deployed Avaya one-X product line that provides mobile applications for smartphones (Google Android, Apple iPhone, RIM BlackBerry, Symbian), or any phone using natural speech commands, as well as desktop-integrated Microsoft Windows and Apple Mac clients. Avaya one-X clients are expected to evolve over time to incorporate Avaya Flare capabilities in a single software family. Avaya Flare and Avaya one-X Unified Collaboration and Communication clients provide flexibility that helps organizations to provide the right experience to the right users to drive faster decision-making, reduce costs and provide more streamlined communications.
Avaya IP Office
Avaya IP Office is our award-winning global flagship Small and Medium Enterprises, or SME, communications solution specially designed to meet communications challenges facing small and medium enterprises. Avaya IP Office is part of our infrastructure solutions portfolio. IP Office provides solutions that help simplify processes and streamline information exchange within systems. Communications capabilities can be added as needed, and IP Office connects to both traditional and the latest IP lines to give growing companies flexibility and the ability to retain and leverage their existing investment. We recently unveiled the latest version of our communications solution for this market - Avaya IP Office 8.1 - which adds innovative capabilities to tap the full potential of next-generation collaboration. This includes new mobility, management and security features, as well increased scalability, to help SMEs efficiently and securely take advantage of BYOD environments and advanced mobility. In addition, in November 2012 we announced the 300,000th shipment of Avaya IP Office. This latest milestone highlights Avaya’s accelerating momentum in the SME market—with a 50 percent increase in IP Office sales in the past two years—as more small and mid-size businesses seek a simple, yet powerful way to gain the full benefits of unified communications and customer experience management capabilities.
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
The portfolio of ACS services includes:

•
Global Support Services which provides a comprehensive suite of support options both directly and through partners, which enables customers to choose from modular options such as remote support, monitoring, parts, onsite, major upgrade subscription and more. We believe Avaya's solutions also enable customers to receive faster and better support than competitors can deliver, often with little or no additional costs. For example, through our new support site, customers now have access to live chat with agents, web based knowledge articles and "how-to" videos, virtual agent technology, and voice and online collaboration tools for faster resolution of customer issues. Secure Access Link is high speed network connectivity between the client and Avaya, capturing vital information to help ensure reliability, uptime and faster issue resolution of their Avaya systems and applications. Operations Intelligence Suite is a web-based portal that allows clients to have visibility to incidents if they occur to ensure rapid resolution. It also enhances and maintains the client's network by the ability to perform testing, root cause analysis and issue prevention.

•
Avaya Operations Services which provides holistic managed services for customers' communications environments. Avaya can manage complex multi-vendor, multi-technology and aging networks with Service Level Agreements (SLAs) to help optimize network performance. With AOS services, Avaya can manage a customer's mixed environment and gain the opportunity to upgrade it over time to the latest technology, at the pace and in an operational expense model that makes sense for the customer. Managed services can be procured in standard packages or in fully custom arrangements that include tailored SLAs, billing, reporting, or private cloud options. AOS has approximately 700 experts in managing communications environments, supporting hundreds of customers across the globe.

Professional Services
Our planning, design and integration specialists and communications consultants provide and implement solutions that help reduce costs and enhance business agility. We also provide vertical solutions designed to leverage existing product environments, contact centers and unified communications networks as well as IT professional services which includes U.S. Government customers.

Financial Results Summary
Our revenues for the three months ended December 31, 2012 decreased 11% as compared to the corresponding period in the prior year. The decrease is primarily the result of lower customer spend for unified communication products in a cautious spending environment, which also contributed to lower maintenance and professional services revenues.
We earned operating income for the three months ended December 31, 2012 of $23 million as compared to $82 million for the three months ended December 31, 2011, a decrease of $59 million. The decrease in operating income is attributable to the decrease in revenues described above and an increase in restructuring charges, partially offset by the continued benefit from cost savings initiatives and lower costs associated with employee incentive plans.
Operating income for the three months ended December 31, 2012 and 2011 includes non-cash expenses for depreciation and amortization of $114 million and $143 million and share-based compensation of $2 million and $3 million for each of the periods, respectively.

Our net loss for the three months ended December 31, 2012 and 2011 was $85 million and $26 million, respectively. The increase in our net loss is primarily attributable to the decrease in operating income as described above, as well as costs incurred in connection with the modifications to our senior secured credit facility, partially offset by an increase in the benefit from income taxes for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011.

Results From Operations
Three Months Ended December 31, 2012 Compared with Three Months Ended December 31, 2011
Revenue
Our revenue for the three months ended December 31, 2012 and 2011 was $1,240 million and $1,387 million, respectively, a decrease of $147 million or 11%. Incremental revenue from the Radvision business for the current period was $24 million. The following table sets forth a comparison of revenue by portfolio:

	Three months ended December 31,
	2012	2011	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Dollars in millions			2012	2011
GCS	$573	$667	46%	48%	-14%	-14%
Networking	58	82	5%	6%	-29%	-29%
Total ECS product revenue	631	749	51%	54%	-16%	-16%
AGS	609	638	49%	46%	-5%	-4%
Total revenue	$1,240	$1,387	100%	100%	-11%	-10%

GCS revenue for the three months ended December 31, 2012 and 2011 was $573 million and $667 million, respectively, a decrease of $94 million or 14%. The decrease in GCS revenue was primarily the result of lower customer spend for unified communication products in a cautious spending environment. These decreases were partially offset by the incremental revenue from the Radvision business for the current period.
Networking revenue for the three months ended December 31, 2012 and 2011 was $58 million and $82 million, respectively, a decrease of $24 million or 29%. The decrease in Networking revenue is primarily a result of lower demand in EMEA and the U.S.
AGS revenue for the three months ended December 31, 2012 and 2011 was $609 million and $638 million, respectively, a decrease of $29 million or 5%. The decrease in AGS revenue was primarily due to lower maintenance and professional services revenues particularly with our U.S. Government customers, as well as the unfavorable impact of foreign currency, particularly in EMEA. These decreases were partially offset by an increase in revenues from operational services performed under SLAs entered into in prior periods.
The following table sets forth a comparison of revenue by location:

	Three months ended December 31,
	2012	2011	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Dollars in millions			2012	2011
U.S.	$670	$748	54%	54%	-10%	-10%
International:
EMEA	331	365	27%	26%	-9%	-8%
APAC - Asia Pacific	123	126	10%	9%	-2%	-2%
Americas International - Canada and Latin America	116	148	9%	11%	-22%	-22%
Total International	570	639	46%	46%	-11%	-10%
Total revenue	$1,240	$1,387	100%	100%	-11%	-10%

Revenue in the U.S. for the three months ended December 31, 2012 and 2011 was $670 million and $748 million, respectively, a decrease of $78 million million or 10%. The decrease in U.S. revenue was primarily attributable to lower sales associated with our unified communications products, which also contributed to lower revenues from maintenance and professional services, particularly with our U.S. Government customers. The decrease in U.S. revenue was also attributable to lower demand for networking products. These decreases were partially offset by the incremental revenues from the Radvision business.  Revenue in EMEA for the three months ended December 31, 2012 and 2011 was $331 million and $365 million, respectively, a decrease of $34 million or 9%. The decrease in EMEA revenue was primarily attributable to lower sales associated with our infrastructure solutions and networking products and to a lesser extent an unfavorable impact of foreign currency, partially offset by revenues from the Radvision business. Revenue in APAC for the three months ended December 31, 2012 and 2011 was $123 million and $126 million, respectively. The decrease in APAC revenue is primarily attributable to lower revenues associated with our infrastructure solutions portfolio and professional services, partially offset by higher maintenance services. Revenue in Americas International was $116 million and $148 million for the three months ended December 31, 2012 and 2011, respectively, a decrease of $32 million or 22%. The decrease in Americas International revenue was particularly attributable to Canada and Brazil and was associated primarily with our infrastructure solutions and contact center portfolios.
We sell our solutions directly to end users and through an indirect sales channel. The following table sets forth a comparison of revenue from sales of products by channel:

	Three months ended December 31,
	2012	2011	Percentage of Total ECS Product Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Dollars in millions			2012	2011
Direct	$141	$167	22%	22%	-16%	-14%
Indirect	490	582	78%	78%	-16%	-16%
Total ECS product revenue	$631	$749	100%	100%	-16%	-16%

Gross Profit
The following table sets forth a comparison of gross profit by segment:

	Three months ended December 31,
	Gross Profit		Gross Margin		Change
Dollars in millions	2012	2011	2012	2011	Amount	Pct.
GCS	$349	$400	60.9%	60.0%	$(51)	(13)%
Networking	22	37	37.9%	45.1%	(15)	(41)%
ECS	371	437	58.8%	58.3%	(66)	(15)%
AGS	318	313	52.2%	49.1%	5	2%
Unallocated amounts	(23)	(46)	(1)	(1)	23	(1)
Total	$666	$704	53.7%	50.8%	$(38)	(5)%

(1)	Not meaningful
Gross profit for the three months ended December 31, 2012 and 2011 was $666 million and $704 million, respectively, a decrease of $38 million or 5% and includes incremental gross profit from the Radvision business. The decrease is attributable to decreased sales volumes. These decreases were partially offset by the success of our gross margin improvement initiatives, the impact of lower amortization of technology intangible assets, lower costs associated with our employee incentive plans, which are driven by our actual financial results relative to established targets, and a $5 million benefit associated with the release of a contingent liability related to a labor matter in EMEA that we released as a result of a favorable court ruling. Our gross margin improvement initiatives include exiting facilities, reducing the workforce, relocating positions to lower-cost geographies, productivity improvements, and obtaining better pricing from our contract manufacturers and transportation vendors. As a result of the above factors, gross margin increased to 53.7% for the three months ended December 31, 2012 from 50.8% for the three months ended December 31, 2011.
GCS gross profit for the three months ended December 31, 2012 and 2011 was $349 million and $400 million, respectively, a decrease of $51 million or 13%. The decrease in GCS gross profit is primarily due to the decrease in sales volume and the unfavorable impact of foreign currency. These decreases were partially offset by the success of our gross margin improvement initiatives discussed above and lower costs associated with our employee incentive plans. As a result of the above factors, GCS gross margin increased to 60.9% for the three months ended December 31, 2012 compared to 60.0% for the three months ended December 31, 2011.
Networking gross profit for the three months ended December 31, 2012 and 2011 was $22 million and $37 million, respectively, a decrease of $15 million or 41%. Networking gross margin decreased to 37.9% for the three months ended December 31, 2012 from 45.1% for the three months ended December 31, 2011. The decreases in Networking gross profit and margin were due to lower revenues which did not allow us to leverage our fixed costs.
AGS gross profit for the three months ended December 31, 2012 and 2011 was $318 million and $313 million, respectively, an increase of $5 million or 2%. The increase in AGS gross profit is primarily due to the continued benefit from our gross margin improvement initiatives discussed above, as well as lower costs associated with our employee incentive plans and a $5 million benefit associated with the release of a contingent liability related to a labor matter in EMEA that we released as a result of a favorable court ruling. We have redesigned the Avaya support website and continue to transition our customers from an agent-based support model to a self-service/web-based support model. These improvements have allowed us to reduce the workforce and relocate positions to lower-cost geographies. These increases in AGS gross profit were partially offset by a decrease in services revenue. As a result of the above factors, AGS gross margin increased to 52.2% for the three months ended December 31, 2012 compared to 49.1% for the three months ended December 31, 2011.
Unallocated amounts for the three months ended December 31, 2012 and 2011 include the effect of the amortization of acquired technology intangibles related to the acquisition of NES and the Merger, costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level, and certain purchase accounting adjustments in connection with the Merger. Unallocated costs for three months ended December 31, 2012 also included the effect of the amortization of acquired technology intangible assets related to the acquisition of Radvision in June 2012. The decrease in unallocated costs is primarily due to the impact of lower amortization associated with technology intangible assets acquired prior to fiscal 2012.
Operating expenses

	Three months ended December 31,
	2012	2011	Percentage of Revenue		Change
Dollars in millions			2012	2011	Amount	Pct.
Selling, general and administrative	$384	$433	31.0%	31.2%	$(49)	(11)%
Research and development	118	111	9.5%	8.0%	7	6%
Amortization of intangible assets	57	56	4.6%	4.0%	1	2%
Restructuring and impairment charges, net	84	21	6.8%	1.5%	63	300%
Acquisition-related costs	—	1	—%	0.1%	(1)	(100)%
Total operating expenses	$643	$622	51.9%	44.8%	$21	3%
Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2012 and 2011 were $384 million and $433 million, respectively, a decrease of $49 million. The decrease was primarily due to lower expenses as a result of our cost savings initiatives and lower expenses associated with our employee incentive plans, and a $3 million benefit associated with the release of a contingent liability related to a labor matter in EMEA that we released as a result of a favorable court ruling and the favorable impact of foreign currency. Our cost savings initiatives include exiting facilities, reducing the workforce and relocating positions to lower-cost geographies. These decreases were partially offset by the incremental expenses associated with the Radvision business.
Research and development (“R&D”) expenses for the three months ended December 31, 2012 and 2011 were $118 million and $111 million, respectively, an increase of $7 million. The increase was primarily due to an increase in costs of new product development, as well as the incremental expenses associated with the Radvision business. The increase in these costs was partially offset by lower expenses associated with our cost savings initiatives discussed above and employee incentive plans. Capitalized software development costs for the three months ended December 31, 2012 and 2011 were $7 million and $12 million, respectively, a decrease of $5 million. Because the projects in our product development portfolio for the three months ended December 31, 2011 were generally further along in the development cycle than those for the three months ended December 31, 2012, we capitalized a lower portion of our current period R&D spend.
Amortization of intangible assets was $57 million and $56 million for the three months ended December 31, 2012 and 2011, respectively.

Restructuring and impairment charges, net, for the three months ended December 31, 2012 and 2011 were $84 million and $21 million, respectively, an increase of $63 million. The Company continued to identify opportunities to streamline its operations and generate cost savings which included consolidating and exiting facilities and eliminating employee positions. Restructuring charges recorded during the three months ended December 31, 2012 include employee separation costs of $70 million and lease obligations of $14 million. The employee separation costs are primarily associated with employee severance actions in EMEA and the U.S. The EMEA approved plan provides for the elimination of 234 positions and resulted in a charge of $50 million. A voluntary program offered to certain management employees in the U.S. resulted in the elimination of 195 positions and resulted in a charge of $9 million. The separation charges include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. Restructuring charges for the three months ended December 31, 2012 includes lease obligations primarily related to the Company's Maidenhead, United Kingdom and Highlands Ranch, Colorado facilities. Restructuring charges recorded during the three months ended December 31, 2011 include employee separation costs of $20 million and lease obligations of $1 million. Employee separation charges for this period are primarily associated with employee severance actions in the U.S., Germany, the United Kingdom and Canada. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future and the costs of those actions could be material.
Acquisition-related costs for the three months ended December 31, 2011 was $1 million and include third-party legal and other costs related to business acquisitions in fiscal 2012. There were no acquisition-related costs for the three months ended December 31, 2012.
Operating Income
For the three months ended December 31, 2012, operating income was $23 million compared to $82 million for the three months ended December 31, 2011.
Operating income for the three months ended December 31, 2012 and 2011 includes non-cash expenses for depreciation and amortization of $114 million and $143 million and share-based compensation of $2 million and $3 million for each of the periods, respectively.
Interest Expense
Interest expense for the three months ended December 31, 2012 and 2011 was $108 million and $109 million, respectively, which includes non-cash interest expense of $6 million and $5 million, respectively. Non-cash interest expense for each period includes (1) amortization of debt issuance costs and (2) accretion of debt discount. Cash interest expense for the three months ended December 31, 2012 compared to the three months ended December 31, 2011 decreased as a result of the expiration of certain unfavorable interest rate swap contracts which was partially offset by increases in interest expense as a result of certain debt refinancing transactions during the three months ended December 31, 2012.
During the three months ended December 31, 2012, the Company completed three transactions which allowed the Company to refinance $848 million of term loans under its senior secured credit facilities that originally matured October 26, 2014. On October 29, 2012, the Company extended the maturity date for a portion of the term B-1 loans representing outstanding principal amounts of $135 million by converting such loans into a new tranche of term B-4 loans. On December 21, 2012, the Company further extended the maturity date for a portion of the term B-1 loans representing outstanding principal amounts of $713 million and a portion of the term B-4 loans representing outstanding principal amounts of $134 million by converting such loans into a new tranche of term B-5 loans. In addition, the Company issued $290 million of 9% Senior Secured Notes, the proceeds of which were used to repay a portion of the term B-5 loans and fees and expenses. The term B-4 loans, term B-5 loans and 9% Senior Secured Notes all bear interest at a higher rate per annum than the term loans previously outstanding under the senior secured credit facility. See Note 7, "Financing Arrangements" to our unaudited interim consolidated financial statements for further details.
Loss on Extinguishment of Debt
In connection with the issuance of our 9% Senior Secured Notes and the payment of $284 million of our term B-5 loans, we recognized a loss on extinguishment of debt for the three months ended December 31, 2012 of $3 million. The loss represents the difference between the reacquisition price of the term B-5 loans and the carrying value of the term B-5 loans (including unamortized debt issue costs). See Note 7, "Financing Arrangements" to our unaudited interim consolidated financial statements for further details on the issuance of our 9% Senior Secured Notes and the repayment of a portion of our term B-5 loans.
Other Expense, Net
Other expense, net, for the three months ended December 31, 2012 was $6 million as compared to $1 million for the three months ended December 31, 2011. This difference primarily represents fees paid to third parties in connection with the modifications to our senior secured credit facility of $4 million during the three months ended December 31, 2012.

Benefit from Income Taxes
The benefit from income taxes for the three months ended December 31, 2012 was $9 million, as compared to $2 million for the three months ended December 31, 2011.
The effective rate for the three months ended December 31, 2012 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) $17 million of income tax benefit recognized upon the expiration of certain interest rate swaps, and (4) $2 million release of valuation allowance associated with tax expense on net gains in other comprehensive income.
During the three months ended December 31, 2012, the Company recognized $17 million of income tax benefit related to the elimination of the tax effect of certain interest rate swaps in other comprehensive income. The tax effect of such interest rate swaps was recognized in other comprehensive income prior to the establishment of a valuation allowance against the Company's U.S. net deferred tax assets and was eliminated following the expiration of the final interest rate swap upon which the tax effect was established.
During the three months ended December 31, 2012, the Company recorded a tax charge of $2 million to other comprehensive income and a decrease in deferred tax assets primarily relating to pension benefits. The charge to other comprehensive income and decrease in deferred tax assets resulted in the recording of an income tax benefit in continuing operations related to the release of the corresponding valuation allowance.
The effective rate for the three months ended December 31, 2011 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss, (2) changes in the valuation allowance established against the Company’s deferred tax assets and (3) $12 million release of valuation allowance associated with tax expense on net gains in other comprehensive income.
During the three months ended December 31, 2011, the Company recorded a tax charge of $12 million to other comprehensive income and a decrease in deferred tax assets primarily relating to pension benefits. The charge to other comprehensive income and decrease in deferred tax assets resulted in the recording of an income tax benefit in continuing operations related to the release of the corresponding valuation allowance.
Liquidity and Capital Resources
Cash and cash equivalents decreased by $52 million to $285 million at December 31, 2012 from $337 million at September 30, 2012. Our existing cash balance, cash generated by operations and borrowings available under our credit facilities are our primary sources of short-term liquidity. Based on our current level of operations, we believe these sources will be adequate to meet our liquidity needs for at least the next 12 months. Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. As part of our analysis, we have assessed the implications of recent financial events on our current business and determined that these market conditions have not affected our ability to meet our obligations as they come due in the ordinary course of business and have not had a significant impact on our liquidity as of December 31, 2012. However, we cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under our credit facilities in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs.

Sources and Uses of Cash
A condensed statement of cash flows for the three months ended December 31, 2012 and 2011 follows:

	Three months ended December 31,
In millions	2012	2011
Net cash (used for) provided by:
Net loss	$(85)	$(26)
Adjustments to net loss for non-cash items	101	157
Changes in operating assets and liabilities	(10)	(141)
Operating activities	6	(10)
Investing activities	(31)	(36)
Financing activities	(26)	(10)
Effect of exchange rate changes on cash and cash equivalents	(1)	1
Net decrease in cash and cash equivalents	(52)	(55)
Cash and cash equivalents at beginning of period	337	400
Cash and cash equivalents at end of period	$285	$345
Operating Activities
Cash provided by operating activities was $6 million for the three months ended December 31, 2012 compared to cash used for operating activities of $10 million for the three months ended December 31, 2011.
Adjustments to reconcile net loss to net cash provided by (used for) operations for the three months ended December 31, 2012 and 2011 were $101 million and $157 million, respectively and primarily consisted of depreciation and amortization of $114 million and $143 million, respectively.
During the three months ended December 31, 2012, changes in our operating assets and liabilities resulted in a net decrease in cash and cash equivalents of $10 million. The net decrease was driven by the payment of accrued interest and payments associated with our employee incentive programs, partially offset by the effects of non-cash business restructuring reserves net of cash payments against our reserves.
During the three months ended December 31, 2011, changes in our operating assets and liabilities resulted in a net decrease in cash and cash equivalents of $141 million. The net decrease was primarily driven by the payment of accrued interest, payments associated with our business restructuring reserves and payments associated with our employee incentive programs.
Investing Activities
Cash used for investing activities was $31 million and $36 million for the three months ended December 31, 2012 and 2011, respectively. The primary use of cash for investing activities for the three months ended December 31, 2012 was related to capital expenditures and capitalized software development costs of $23 million and $7 million, respectively. Also included in cash used for investing activities for the three months ended December 31, 2012 was $9 million of cash proceeds for the sale of long-lived assets. Cash used for investing activities for the three months ended December 31, 2011 included capital expenditures and capitalized software development costs of $14 million and $12 million, respectively. Further, during the three months ended December 31, 2012 and 2011, the Company advanced to Parent $10 million and $8 million, respectively, in exchange for notes receivable. The principal amount of these notes plus any accrued and unpaid interest are due in full October 3, 2015 and October 3, 2014 with interest at the rate of 0.93% and 1.63% per annum, respectively. The proceeds of these notes were used by Parent to partially fund an acquisition in October 2011. Once the acquisition was complete, Parent immediately merged the acquired entity with and into the Company, with the Company surviving the merger. Also included in cash used for investing activities for the three months ended December 31, 2011 is $4 million for other acquisitions and $4 million of cash proceeds for the sale of long-lived assets.
Financing Activities
Net cash used for financing activities was $26 million and $10 million for the three months ended December 31, 2012 and 2011. Cash flows from financing activities for the three months ended December 31, 2012 includes proceeds of $268 million from the issuance of $290 million of 9% Senior Secures Notes, net of $22 million of cash paid for debt issuance and debt modification costs. The proceeds from the issuance of the 9% Senior Secured Notes were used to repay $284 million principal amount of our term B-5 loans. Included in cash used for financing activities is $9 million in scheduled debt payments for each of the three months ended December 31, 2012 and 2011. See Note 7, "Financing Arrangements" to our unaudited consolidated financial statements for further details on the issuance of our 9% Senior Secured Notes and repayment of a portion of our term B-5 loans.
Future Cash Requirements
Our primary future cash requirements will be to fund benefit obligations, debt service, capital expenditures and restructuring payments. In addition, we may use cash in the future to make strategic acquisitions.
Specifically, we expect our primary cash requirements for the remainder of fiscal 2013 to be as follows:

•
Benefit obligations—We estimate we will make payments under our pension and postretirement obligations totaling $148 million during the remainder of fiscal 2013. These payments include: $85 million to satisfy the minimum statutory funding requirements of our U.S. qualified plans, $5 million of payments under our U.S. benefit plans which are not pre-funded, $23 million under our non-U.S. benefit plans which are predominately not pre-funded, $4 million under our U.S. retiree medical benefit plan which is not pre-funded and $31 million under the agreements for represented retirees to post-retirement health trusts. See discussion in Note 11, “Benefit Obligations” to our unaudited interim consolidated financial statements for further details of our benefit obligations.

•
Debt service—As discussed in Note 7, "Financing Arrangements" to our unaudited interim consolidated financial statements, the Company entered into certain refinancing transactions during the quarter ended December 31, 2012. We expect to make payments of $281 million during the remainder of fiscal 2013 for principal and interest associated with our long-term debt, as refinanced. We will also make payments associated with our interest rate swaps used to reduce the Company’s exposure to variable-rate interest payments.

•	Capital expenditures—We expect to spend approximately $92 million for capital expenditures and capitalized software development costs during the remainder of fiscal 2013.

•
Restructuring payments—We expect to make payments of approximately $96 million during the remainder of fiscal 2013 for employee separation costs and lease termination obligations associated with restructuring actions we have implemented through December 31, 2012.

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
Future Sources of Liquidity
We expect our existing cash balance, cash generated by operations and borrowings available under our credit facilities to be our primary sources of short-term liquidity. We expect that revenues from higher margin products and services and continued focus on accounts receivable, inventory management and cost containment will enable us to generate positive net cash from operating activities. Further, we continue to focus on cost reductions and have initiated restructuring plans during fiscal 2013 designed to reduce overhead and provide cash savings.
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
If we do not generate sufficient cash from operations, face unanticipated cash needs such as the need to fund significant strategic acquisitions or do not otherwise have sufficient cash and cash equivalents, we may need to incur additional debt or issue additional equity. In order to meet our cash needs we may, from time to time, borrow under our credit facilities or issue long-term or short-term debt or equity, if the market and our credit facilities and the indentures governing our notes permit us to do so. Furthermore, if we acquire a business in the future that has existing debt, our debt service requirements may increase. We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure. If opportunities are favorable, we may refinance our existing debt or issue additional securities.
On February 1, 2013, the Company announced the commencement of an offer to holders of its senior unsecured cash-pay notes and senior unsecured PIK toggle notes  to exchange their unsecured notes for a new series of 10.50% Senior Secured Notes due 2021. The new notes, as offered will be secured on a junior-priority basis by substantially the same collateral securing Avaya's 7% Senior Secured Notes and 9% Senior Secured Notes.  The new notes have not been and will not be registered under the

Securities Act or any state securities laws, and, unless so registered, may not be offered or sold in the United States or to any U.S. persons except pursuant to an exemption from, or in a transaction subject to, the registration requirements of the Securities Act and any applicable state securities laws. The exchange offer is only being made to holders of the senior unsecured cash-pay notes and senior unsecured PIK toggle notes that are either (1) a “qualified institutional buyer” under Rule 144A under the Securities Act and an “accredited investor” under Rule 501(a) of Regulation D under the Securities Act, or (2) a person who is not a “U.S. person” as defined under Regulation S under the Securities Act.
The exchange offer, which is currently scheduled to expire on March 4, 2013, is subject to satisfaction or waiver of certain conditions.
The information contained in this Form 10-Q does not constitute an offer to purchase, sell or the solicitation of an offer to purchase, or a solicitation of tenders.  There can be no assurance that the exchange offer will be completed on the terms described above, or at all.
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
Debt Ratings
As of December 31, 2012, we had a long-term corporate family rating of B3 with a negative outlook from Moody’s and a corporate credit rating of B- with a stable outlook from Standard & Poor’s. Our ability to obtain additional external financing and the related cost of borrowing may be affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies.
Credit Facilities
In connection with the Merger on October 26, 2007, we entered into borrowing arrangements with several financial institutions, certain of which arrangements were amended December 18, 2009 in connection with the acquisition of certain assets and assumption of certain liabilities of the enterprise solutions business (“NES”) of Nortel Networks Corp. and amended on February 11, 2011 in connection with a refinancing. Long-term debt under our borrowing arrangements includes a senior secured credit facility consisting of term loans and a revolving credit facility, a senior secured multi-currency asset based revolving credit facility, senior secured notes and senior unsecured notes.
During the three months ended December 31, 2012, the Company entered into debt refinancing transactions including (1) an amendment and restatement of the senior secured credit facility and the senior secured multi-currency asset-based revolving credit facility on October 29, 2012 along with the extension of the maturity date of $135 million aggregate principal amount of term B-1 loans, (2) an amendment and restatement of the senior secured credit facility on December 21, 2012 along with the extension of the maturity date of $713 million aggregate principal amount of term B-1 loans and $134 million aggregate principal amount of term B-4 loans, and (3) the issuance of 9% Senior Secured Notes, the proceeds of which were used to repay a portion of the outstanding term loans outstanding under our senior secured credit facility.
As of December 31, 2012, term loans outstanding under the Cash Flow Credit Agreement include senior secured term B-1 loans, senior secured term B-3 loans, senior secured term B-4 loans and senior secured term B-5 loans with remaining face values (after all principal payments to date) of $583 million, $2,146 million, $1 million, and $562 million, respectively. The Company regularly evaluates market conditions, its liquidity profile, and various financing alternatives for opportunities to enhance its capital structure. If opportunities are favorable, the Company may refinance existing debt or issue additional debt securities.
In connection with the acquisition of Radvision, the Company borrowed $60 million under its senior secured asset-based credit facility. Following the completion of the acquisition, all amounts borrowed were repaid in full.
See Note 7, “Financing Arrangements,” to our unaudited interim consolidated financial statements for further details.

Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K filed with the SEC on December 9, 2012 and determined that there were no significant changes to our critical accounting policies in the three months ended December 31, 2012 except for recently adopted accounting guidance as discussed in Note 2, “Recent Accounting Pronouncements” to our unaudited interim consolidated financial statements.

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

The unaudited reconciliation of net loss, which is a GAAP measure, to EBITDA and Adjusted EBITDA is presented below:

	Three months ended December 31,
(In millions)	2012	2011
Net loss	$(85)	$(26)
Interest expense	108	109
Interest income	(1)	(1)
Benefit from income taxes	(9)	(2)
Depreciation and amortization	114	143
EBITDA	127	223
Restructuring charges, net	84	21
Sponsors’ fees (a)	2	2
Acquisition-related costs (b)	—	1
Integration-related costs (c)	4	5
Loss on extinguishment of debt (d)	3	—
Third-party fees expensed in connection with the debt modification (e)	4	—
Non-cash share-based compensation	2	3
Loss on investments and sale of long-lived assets, net	—	1
Loss on foreign currency transactions	2	1
Pension/OPEB/nonretirement postemployment benefits and long-term disability costs (f)	23	22
Adjusted EBITDA	$251	$279

(a)	Sponsors’ fees represent monitoring fees payable to affiliates of the Sponsors pursuant to a management services agreement entered into at the time of the Merger.

(b)	Acquisition-related costs include legal and other costs related to Radvision, the Acquisition and other acquisitions.

(c)
Integration-related costs primarily represent third-party consulting fees and other administrative costs associated with consolidating and coordinating the operations of Avaya with Radvision, NES and other acquisitions. In fiscal 2013, the costs primarily relate to developing compatible IT systems and internal processes with NES and consolidating and coordinating the operations of Avaya with Radvision and other acquisitions. In fiscal 2012, the costs primarily relate to developing compatible IT systems and internal processes with NES.

(d)
Loss on extinguishment of debt represents the loss recognized in connection with the repayment of $284 million of term B-5 loans. The loss is based on the difference between the reacquisition price of the term B-5 loans and the carrying value of the term B-5 loans (including unamortized debt issue costs). See Note 7, “Financing Arrangements,” to our unaudited interim consolidated financial statements located elsewhere in this Form 10-Q.

(e)
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risk” in Avaya’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 filed with the SEC on December 12, 2012. As of December 31, 2012, there has been no material changes in this information.

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

There have been no material changes during the quarterly period ended December 31, 2012 to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

During and subsequent to the quarter ended December 31, 2012, no events took place that were required to be disclosed in a report on Form 8-K but were not reported.

Item 6.	Exhibits.

Exhibit Number

31.1	Certification of Kevin J. Kennedy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David Vellequette pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kevin J. Kennedy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David Vellequette pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Avaya Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at December 31, 2012 and September 30, 2012, (ii) Consolidated Statement of Operations for the three months ended December 31, 2012 and 2011(iii) the Consolidated Statement of Comprehensive Income for the three months ended December 31, 2012 and 2011 (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2012 and 2011, and (v) Notes to Consolidated Financial Statements (Unaudited)*

*
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

February 8, 2013