Form 10-Q
period 2013-03-31
AVAYA INC
filed 2013-05-10
CIK 1116521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of May 10, 2013, 100 shares of Common Stock, $.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Avaya Inc.
Consolidated Statements of Operations (Unaudited)
(In millions)

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
REVENUE
Products	$529	$637	$1,160	$1,386
Services	589	620	1,198	1,258
	1,118	1,257	2,358	2,644
COSTS
Products:
Costs (exclusive of amortization of technology intangible assets)	236	280	497	591
Amortization of technology intangible assets	14	49	36	99
Services	282	315	573	637
	532	644	1,106	1,327
GROSS PROFIT	586	613	1,252	1,317
OPERATING EXPENSES
Selling, general and administrative	381	414	765	847
Research and development	113	117	231	228
Amortization of intangible assets	57	56	114	112
Goodwill impairment	89	—	89	—
Restructuring and impairment charges, net	18	90	102	111
Acquisition-related costs	—	2	—	3
	658	679	1,301	1,301
OPERATING (LOSS) INCOME	(72)	(66)	(49)	16
Interest expense	(116)	(108)	(224)	(217)
Loss on extinguishment of debt	(3)	—	(6)	—
Other income (expense), net	2	(12)	(4)	(13)
LOSS BEFORE INCOME TAXES	(189)	(186)	(283)	(214)
(Provision for) benefit from income taxes	(3)	24	6	26
NET LOSS	$(192)	$(162)	$(277)	$(188)

The accompanying notes to consolidated financial statements are an integral part of these statements.

Avaya Inc.
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(In millions)

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Net loss	$(192)	$(162)	$(277)	$(188)
Other comprehensive income (loss):
Pension, postretirement and postemployment benefit-related items, net of tax of $9 and $18 for the three and six months ended March 31, 2013 and 2012, respectively	14	14	28	28
Cumulative translation adjustment	(7)	2	(19)	15
Change in interest rate swaps, net of tax of $1 and $3 for the three and six months ended March 31, 2013 and $0 and $4 for the three and six months ended March 31, 2012, respectively	3	—	5	6
Income tax benefit reclassified into earnings upon the expiration of certain interest rate swaps	—	—	(17)	—
Unrealized loss on investments reclassified into earnings, net of tax of $1 and $2 for the three and six months ended March 31, 2012, respectively	—	1	—	3
Net gain on investments reclassified into earnings	—	(1)	—	—
Other comprehensive income (loss)	10	16	(3)	52
Comprehensive loss	$(182)	$(146)	$(280)	$(136)

The accompanying notes to consolidated financial statements are an integral part of these statements.

Avaya Inc.
Consolidated Balance Sheets (Unaudited)
(In millions, except per share and shares amounts)

	March 31, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$302	$337
Accounts receivable, net	681	782
Inventory	255	255
Deferred income taxes, net	21	18
Other current assets	280	252
TOTAL CURRENT ASSETS	1,539	1,644
Property, plant and equipment, net	353	364
Deferred income taxes, net	44	43
Intangible assets, net	1,625	1,775
Goodwill	4,093	4,188
Other assets	196	180
TOTAL ASSETS	$7,850	$8,194
LIABILITIES
Current liabilities:
Debt maturing within one year	$35	$37
Accounts payable	409	438
Payroll and benefit obligations	247	262
Deferred revenue	689	616
Business restructuring reserve, current portion	103	84
Other current liabilities	253	302
TOTAL CURRENT LIABILITIES	1,736	1,739
Long-term debt	6,068	6,084
Pension obligations	1,708	1,763
Other postretirement obligations	343	360
Deferred income taxes, net	209	204
Business restructuring reserve, non-current portion	56	51
Other liabilities	443	429
TOTAL NON-CURRENT LIABILITIES	8,827	8,891
Commitments and contingencies
DEFICIENCY
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,929	2,926
Accumulated deficit	(4,513)	(4,236)
Accumulated other comprehensive loss	(1,129)	(1,126)
TOTAL DEFICIENCY	(2,713)	(2,436)
TOTAL LIABILITIES AND DEFICIENCY	$7,850	$8,194

The accompanying notes to consolidated financial statements are an integral part of these statements.

Avaya Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six months ended March 31,
	2013	2012
OPERATING ACTIVITIES:
Net loss	$(277)	$(188)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	221	286
Share-based compensation	3	5
Amortization of debt issuance costs	10	11
Accretion of debt discount	2	1
Non-cash charge for debt issuance costs upon redemption of term loans	5	—
Third-party fees expensed in connection with the debt modification	18	—
Premium on issuance of senior secured term B-5 loans	3	—
Provision for uncollectible receivables	1	2
Deferred income taxes, net	(17)	5
Loss on sale of investments and long-lived assets, net	—	3
Goodwill impairment	89	—
Unrealized (gain) loss on foreign currency exchange	(27)	11
Changes in operating assets and liabilities:
Accounts receivable	103	25
Inventory	—	8
Accounts payable	(28)	5
Payroll and benefit obligations	(35)	(69)
Business restructuring reserve	32	4
Deferred revenue	83	(8)
Other assets and liabilities	(98)	(70)
NET CASH PROVIDED BY OPERATING ACTIVITIES	88	31
INVESTING ACTIVITIES:
Capital expenditures	(47)	(38)
Capitalized software development costs	(10)	(19)
Acquisition of businesses, net of cash acquired	(1)	(4)
Proceeds from sale of long-lived assets	9	2
Proceeds from sale of investments	1	6
Advance to Parent	(10)	(8)
Other investing activities, net	(1)	(2)
NET CASH USED FOR INVESTING ACTIVITIES	(59)	(63)
FINANCING ACTIVITIES:
Proceeds from 9% senior secured notes	290	—
Repayment of term B-5 loans	(284)	—
Proceeds from term B-5 loans	589	—
Repayment of term B-1 loans	(584)	—
Debt issuance and third-party debt modification costs	(49)	—
Repayment of long-term debt	(19)	(19)
Other financing activities, net	(2)	(1)
NET CASH USED FOR FINANCING ACTIVITIES	(59)	(20)
Effect of exchange rate changes on cash and cash equivalents	(5)	7
NET DECREASE IN CASH AND CASH EQUIVALENTS	(35)	(45)
Cash and cash equivalents at beginning of period	337	400
Cash and cash equivalents at end of period	$302	$355
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
Avaya sells solutions directly and through its worldwide sales force and through its global network of channel partners. As of March 31, 2013, Avaya had approximately 10,800 channel partners worldwide, including system integrators, service providers, value-added resellers and business partners that provide sales and service support.
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
Basis of Presentation
The consolidated financial statements include the accounts of Avaya Inc. and its subsidiaries. The accompanying unaudited interim consolidated financial statements as of March 31, 2013 and for the three and six months ended March 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America

(“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements, and should be read in conjunction with the consolidated financial statements and other financial information for the fiscal year ended September 30, 2012, which were included in the Company’s Annual Report on Form 10-K filed with the SEC on December 12, 2012. The consolidated balance sheet as of September 30, 2012 was derived from the Company’s audited financial statements. The significant accounting policies used in preparing these unaudited interim consolidated financial statements are the same as those described in Note 2 to those audited consolidated financial statements except for recently adopted accounting guidance as discussed in Note 2 “Recent Accounting Pronouncements” of these unaudited interim consolidated financial statements. In management’s opinion, these unaudited interim consolidated financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated.
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
Recent Accounting Guidance Not Yet Effective
On February 5, 2013, the FASB issued Accounting Standards Update No. 2013-02 "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income".  The standard requires that companies present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification.  This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2014 and is only expected to impact the presentation of the Company's consolidated financial statements and related notes.

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
Other Acquisitions
During the six months ended March 31, 2013 and 2012, the Company completed other acquisitions primarily to enhance the Company’s technology portfolio. The aggregate purchase price of acquisitions completed by the Company and Parent was $1 million and $36 million during the six months ended March 31, 2013 and 2012, respectively. The other acquisitions have been accounted for under the acquisition method. The acquired technologies and other intangible assets associated with these acquisitions were not material.
These unaudited consolidated financial statements include the operating results of the acquired entities since their respective acquisition dates. The revenues and expenses specific to these businesses and their pro forma results are not material to these unaudited consolidated financial statements.

4.	Goodwill and Intangible Assets
Goodwill
Goodwill is not amortized but is subject to periodic testing for impairment in accordance with GAAP at the reporting unit level which is one level below the Company’s operating segments. The test for impairment is conducted annually each September 30th or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
March 31, 2013
During the three months ended March 31, 2013 the Company's IT professional services ("ITPS") reporting unit, which provides specialized information technology services exclusively to government customers in the U.S., experienced a decline in revenues as a result of reduced government spending in anticipation of sequestration and budget cuts. Additionally, there is uncertainty regarding how the sequestration cuts will be implemented and the impact they will have on contractors supporting the government. As a result of these events, the Company determined that an interim impairment test of the reporting unit's goodwill should be performed.
The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of the reporting unit with its carrying amount, including the goodwill allocated to that reporting unit. The Company estimated the fair value of the ITPS reporting unit using an income approach which values the unit based on the future cash flows expected from that reporting unit. Future cash flows are based on forward-looking information regarding market share and costs for the reporting unit and are discounted using an appropriate discount rate. Future discounted cash flows can be affected by changes in industry or market conditions or the rate and extent to which cost savings are realized. In step one of the test, a market approach was considered but was not used in the final determination of fair value.
The discounted cash flows model used in the Company’s income approach relies on assumptions regarding revenue growth rates, gross margin, projected working capital needs, selling, general and administrative expenses, research and development expenses, business restructuring costs, capital expenditures, income tax rates, discount rates and terminal growth rates. To estimate fair value, the Company discounts the expected cash flows of the reporting unit. The discount rate Avaya uses represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in the reporting unit's operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of its model, Avaya uses a terminal value approach. Under this approach, Avaya uses the estimated cash flows in the final year of its model, applies a perpetuity growth assumption and discounts by a perpetuity discount factor to determine the terminal value. Avaya incorporates the present value of the resulting terminal value into its estimate of fair value.
The Company forecasted cash flows for the ITPS reporting unit and took into consideration current economic conditions and trends, estimated future operating results, Avaya’s view of growth rates and anticipated future economic conditions applicable to the ITPS reporting unit. Revenue growth rates inherent in this forecast are based on input from internal and external market intelligence research sources. Macro economic factors such as changes in economies, product evolutions, industry consolidations and other changes beyond Avaya’s control could have a positive or negative impact on ITPS achieving its targets.
The results of step one of the goodwill impairment test indicated that the estimated fair value of the ITPS reporting unit was less than the respective carrying value of its net assets (including goodwill) and as such, the Company performed step two of the impairment test. The second step of the impairment test compares the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. This allocation is performed only for purposes of assessing goodwill for impairment; accordingly Avaya did not adjust the net book value of the assets and liabilities on its Consolidated Balance Sheets other than goodwill as a result of this process.
As a result of the application of step two of the goodwill impairment test, the Company estimated the implied fair value of the goodwill to be $44 million as compared with a carrying value of $133 million and recorded an impairment to goodwill of $89 million associated with the ITPS reporting unit within the Avaya Global Services segment. This fair value measurement is considered a nonrecurring level 3 measurement pursuant to the accounting guidance for fair value measurements.
The impairment was primarily the result of the continued budgetary constraints, sequestration and uncertainty regarding spending on the part of the U.S. government. The reduced valuation of the reporting unit reflects additional market risks and lower sales forecasts for the reporting unit, which is consistent with economic trends at that time.
The Company determined that no events occurred or circumstances changed during the six months ended March 31, 2013 that would more likely than not reduce the fair value of its other reporting units below their respective carrying amounts. However, if market conditions deteriorate, it may be necessary to record impairment charges in the future.
March 31, 2012
During the six months ended March 31, 2012, the Company experienced a decline in revenue as compared to the same period of the prior year and sequential quarters. This revenue decline impacted the Company's forecasts for the remainder of fiscal 2012. As a result of these events, the Company determined that an interim impairment test of its long-lived assets and goodwill should be performed.
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
Acquired technology and patents do not include capitalized software development costs. Unamortized capitalized software developments costs of $45 million at March 31, 2013 and $51 million at September 30, 2012 are included in other assets in the Company's Consolidated Balance Sheet.
Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Intangible assets determined to have indefinite useful lives are not amortized but are tested for impairment annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.
Certain of the Company’s trademarks and trade names are expected to generate cash flow indefinitely. Consequently, these assets are classified as indefinite-lived intangibles.
March 31, 2013
Prior to the goodwill testing discussed above, the Company tested the intangible assets and other long-lived assets of the ITPS reporting unit for impairment during the six months ended March 31, 2013 and no impairment was identified. The Company determined that no events had occurred or circumstances changed during the six months ended March 31, 2013 that would indicate that the intangible assets and long-lived assets of its other reporting units may not be recoverable.
March 31, 2012
Prior to the goodwill testing discussed above, the Company tested its intangible assets with indefinite lives and other long-lived assets as of March 31, 2012. Using the revised forecasts as of March 31, 2012, the Company performed step one of the impairment test of long-lived assets with finite lives and determined that the carrying amount of these assets was recoverable and, therefore, no impairment was identified. GAAP requires that the fair value of intangible assets with indefinite lives be compared to the carrying value of those assets. In situations where the carrying value exceeds the fair value of the intangible asset, an impairment loss equal to the difference is recognized. The Company estimates the fair value of its indefinite-lived intangible assets using an income approach; specifically, based on discounted cash flows. Although the estimated fair values of the Company’s tradenames and trademarks were lower at March 31, 2012 when compared to September 30, 2011, their respective book values did not exceed their estimated fair values and therefore no impairment existed.

5.	Supplementary Financial Information
Consolidated Statements of Operations Information

	Three months ended March 31,		Six months ended March 31,
In millions	2013	2012	2013	2012
OTHER INCOME (EXPENSE), NET
Interest income	$—	$1	$1	$2
Gain (loss) on foreign currency transactions	17	(11)	15	(12)
Third party fees incurred in connection with debt modifications	(14)	—	(18)	—
Venezuela hyperinflationary and devaluation charges	(1)	—	(1)	—
Other, net	—	(2)	(1)	(3)
Total other income (expense), net	$2	$(12)	$(4)	$(13)

6.	Business Restructuring Reserve and Programs
Fiscal 2013 Restructuring Program
The Company continued to identify opportunities to streamline operations and generate cost savings which included exiting facilities and eliminating employee positions. During the six months ended March 31, 2013, the Company recognized restructuring charges of $102 million, net. These charges included employee separation costs of $80 million primarily associated with employee severance actions in Europe, the Middle East and Africa (“EMEA”) and the U.S. The EMEA approved plan provides for the elimination of 234 positions and resulted in a charge of $47 million. The elimination of employee positions identified in this action and the related payments are expected to be completed in fiscal 2015. The separation charges include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the impacted employees. A voluntary program offered to certain management employees in the U.S. resulted in the elimination of 195 positions and resulted in a charge of $9 million, for which the related payments are expected to be completed in fiscal 2013.
Restructuring charges also include $17 million of lease obligations primarily related to the Company's Maidenhead, United Kingdom and Highlands Ranch, Colorado facilities. The future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities during fiscal 2013 are expected to continue through fiscal 2021.
As the Company continues to evaluate and identify additional operational synergies, additional cost saving opportunities may be identified.
The following table summarizes the components of the fiscal 2013 restructuring program during the six months ended March 31, 2013:

In millions	Employee Separation Costs	Lease Obligations	Total
2013 restructuring charges	$80	$17	$97
Cash payments	(23)	(1)	(24)
Impact of foreign currency fluctuations	(1)	(1)	(2)
Balance as of March 31, 2013	$56	$15	$71

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
The following table summarizes the components of the fiscal 2012 restructuring program during the six months ended March 31, 2013:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of October 1, 2012	$58	$12	$70
Cash payments	(30)	(2)	(32)
Adjustments (1)	(1)	2	1
Balance as of March 31, 2013	$27	$12	$39

(1)
Included in adjustments are changes in estimates, whereby all increases and decreases in costs related to the fiscal 2012 restructuring programs are recorded to the restructuring charges line item in operating expenses in the period of the adjustment.

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
The following table aggregates the remaining components of the fiscal 2008 through 2011 restructuring programs during the six months ended March 31, 2013:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of October 1, 2012	$13	$52	$65
Cash payments	(7)	(7)	(14)
Adjustments (1)	(1)	—	(1)
Impact of foreign currency fluctuations	—	(1)	(1)
Balance as of March 31, 2013	$5	$44	$49

(1)
Included in adjustments are changes in estimates, whereby all increases and decreases in costs related to the fiscal 2009 through 2011 restructuring programs are recorded to the restructuring charges line item in operating expenses in the period of the adjustment. Included in adjustments are changes in estimates whereby all increases in costs related to the fiscal 2008 restructuring reserve are recorded in the restructuring charges line item in operating expenses in the period of the adjustments and decreases in costs are recorded as adjustments to goodwill.

7.	Financing Arrangements
In connection with the Merger, on October 26, 2007, the Company entered into financing arrangements consisting of a senior secured credit facility, a senior unsecured credit facility, which later became senior unsecured notes, and a senior secured multi-

currency asset-based revolving credit facility, certain of which arrangements were amended on December 18, 2009 in connection with the acquisition of NES and amended on February 11, 2011 in connection with a debt refinancing. During the six months ended March 31, 2013, the Company completed a series of transactions which allowed the Company to refinance term loans under its senior secured credit facility that originally matured October 26, 2014 and to refinance $1,384 million of senior unsecured notes that originally matured on November 1, 2015.
During the three months ended December 31, 2012, the Company completed three transactions to refinance $848 million of term loans under its senior secured credit facility, which were (1) an amendment and restatement of the senior secured credit facility and the senior secured multi-currency asset-based revolving credit facility on October 29, 2012 along with the extension of the maturity date of $135 million aggregate principal amount of senior secured term B-1 loans (the "term B-1 loans") by converting such loans into a new tranche of senior secured term B-4 loans (the "term B-4 loans"), (2) an amendment and restatement of the senior secured credit facility on December 21, 2012 along with the extension of the maturity date of $713 million aggregate principal amount of term B-1 loans and $134 million aggregate principal amount of term B-4 loans, in each case, by converting such loans into a new tranche of senior secured term B-5 loans (the "term B-5 loans") and (3) the issuance on December 21, 2012 of $290 million of 9% senior secured notes due April 2019, the net proceeds of which were used to repay $284 million of term B-5 loans.
During the three months ended March 31, 2013, the Company refinanced the remaining $584 million of term B-1 loans outstanding under its senior secured credit facility with cash proceeds from the issuance of $589 million aggregate principal amount of term B-5 loans under the senior secured credit facility.
Additionally, during the three months ended March 31, 2013, the Company refinanced $1,384 million of senior unsecured notes, through (1) amendments to the senior secured credit facility and the senior secured multi-currency asset-based revolving credit facility permitting the refinancing of the 9.75% senior unsecured notes due 2015 and 10.125%/10.875% senior unsecured paid-in-kind ("PIK") toggle notes due 2015 (collectively, the “Old Notes”) with indebtedness secured by a lien on certain collateral on a junior-priority basis and (2) the exchange of $1,384 million of Old Notes for $1,384 million of 10.50% senior secured notes due 2021.
Long-term debt consists of the following:

In millions	March 31, 2013	September 30, 2012
Senior secured term B-1 loans	$—	$1,434
Senior secured term B-3 loans	2,139	2,152
Senior secured term B-4 loans	1	—
Senior secured term B-5 loans	1,148	—
7% senior secured notes	1,009	1,009
9% senior secured notes	290	—
10.50% senior secured notes	1,384	—
9.75% senior unsecured cash pay notes due 2015	58	700
10.125%/10.875% senior unsecured PIK toggle notes due 2015	92	834
Unaccreted discount	(18)	(8)
	6,103	6,121
Debt maturing within one year	(35)	(37)
Long-term debt	$6,068	$6,084
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
On October 29, 2012, Avaya Inc., Citibank, N.A. and the lenders party thereto entered into Amendment No. 4 to Credit Agreement pursuant to which the senior secured credit facility was amended and restated in its entirety (as so amended and restated, the "Cash Flow Credit Agreement"). The modified terms of the Cash Flow Credit Agreement included (1) an amendment which allowed the Company to extend the maturity of a portion of the term B-1 loans representing outstanding principal amounts of $135 million from October 26, 2014 to October 26, 2017 (potentially springing to July 26, 2015, under the circumstances described below) by converting such loans into a new tranche of term B-4 loans, (2) permission to issue Incremental Replacement Secured Notes and Junior Secured Debt as described below under the heading “Senior Secured Asset-Based Credit Facility” (except, pursuant to the Cash Flow Credit Agreement, such Incremental Replacement Secured Notes and Junior Secured Debt must be secured by a lien on the Collateral (as defined in the Cash Flow Credit Agreement) ranking junior to the lien securing the obligations under the Cash Flow Credit Agreement) and (3) permission to issue indebtedness to refinance a portion of the term loans outstanding under the Cash Flow Credit Agreement and to secure such indebtedness by a lien on the Collateral (as defined in the Cash Flow Credit Agreement) ranking junior to the lien securing the obligations under the Cash Flow Credit Agreement, subject to certain other conditions and limitations set forth in the Cash Flow Credit Agreement.
On December 21, 2012, Avaya Inc., Citibank, N.A. and the lenders party thereto entered into Amendment No. 5 to Credit Agreement, pursuant to which the Cash Flow Credit Agreement was amended and restated in its entirety. The modified terms of the Cash Flow Credit Agreement included (1) an amendment which allowed the Company to extend the maturity of $713 million aggregate principal amount of the outstanding term B-1 loans from October 26, 2014 to March 31, 2018 (potentially springing to July 26, 2015, under the circumstances described below) and $134 million aggregate principal amount of the outstanding term B-4 loans from October 26, 2017 to March 31, 2018 (potentially springing to July 26, 2015, under the circumstances described below), in each case, by converting such loans into a new tranche of term B-5 loans; and (2) permission to apply net proceeds from Credit Agreement Refinancing Indebtedness (as defined in the Cash Flow Credit Agreement) incurred or issued on December 21, 2012 to refinance, at the Company's election, any class or classes of senior secured term loans, including the new term B-5 loans.
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
On February 13, 2013, Avaya Inc. and Citibank, N.A. and the lenders party thereto entered into Amendment No. 6 to Credit Agreement pursuant to which the Cash Flow Credit Agreement was amended. The modified terms of the Cash Flow Credit Agreement permitted the Company to refinance all of the Company's outstanding Old Notes with indebtedness secured by a lien on the Collateral (as defined in the Cash Flow Credit Agreement) ranking junior to the lien on the Collateral securing the obligations under the Cash Flow Credit Agreement, subject to certain other conditions and limitations set forth in the Cash Flow Credit Agreement.
On March 12, 2013, Avaya Inc., Citibank, N.A. and the lenders party thereto entered into Amendment No. 7 to Credit Agreement pursuant to which the Cash Flow Credit Agreement was amended. Pursuant to the amendment, the Company refinanced in full all the outstanding term B-1 loans with the cash proceeds from the issuance of $589 million aggregate principal amount of term B-5 loans under the Cash Flow Credit Agreement.
Subsequent to the fiscal 2013 refinancing transactions, the Cash Flow Credit Agreement consists of (a) a senior secured multi-currency revolver allowing for borrowings of up to $200 million, (b) term B-3 loans with an outstanding principal amount as of March 31, 2013 of $2,139 million, (c) term B-4 loans with an outstanding principal amount as of March 31, 2013 of $1 million million, and (d) term B-5 loans with an outstanding principal amount as of March 31, 2013 of $1,148 million.
The term B-3 loans, term B-4 loans, and term B-5 loans each bear interest at a rate per annum equal to either a base rate (subject to a floor of 2.25% in the case of the term B-4 loans and term B-5 loans) or a LIBOR rate (subject to a floor of 1.25% in the case of the term B-4 loans and term B-5 loans), in each case plus an applicable margin. Subject to the floor described in the immediately preceding sentence the base rate is determined by reference to the higher of (1) the prime rate of Citibank, N.A. and (2) the federal funds effective rate plus 1/2 of 1%. The applicable margin for borrowings of term B-3 loans, term B-4 loans, and term B-5 loans is 3.50%, 5.25%, and 5.75%, respectively per annum with respect to base rate borrowings and 4.50%, 6.25%, and 6.75%, respectively per annum with respect to LIBOR borrowings. The applicable margin on the term B-4 loans and term B-5 loans is subject to increase pursuant to the Cash Flow Credit Agreement in connection with the making of certain refinancing, extended or replacement term loans under the Cash Flow Credit Agreement with an Effective Yield (as defined in the Cash Flow Credit Agreement) greater than the applicable Effective Yield payable in respect of the applicable loans at such time plus 50 basis points.
Under the terms of the Cash Flow Credit Agreement the term B-3 loans, term B-4 loans, and term B-5 loans, would automatically have become due on July 26, 2015 unless (i) the total net leverage ratio as tested on that date based upon the most recent financial statements provided to the lenders under the Cash Flow Credit Agreement was no greater than 5.0 to 1.0 or (ii) on or prior to such date, either (x) an initial public offering of Parent shall have occurred or (y) at least $750 million in aggregate principal amount of the Company’s senior unsecured cash-pay notes and/or senior unsecured PIK toggle notes had been repaid or refinanced or their maturity had been extended to a date no earlier than 91 days after October 26, 2017. As discussed more fully below, the Company completed an exchange offer in which $642 million of senior unsecured cash pay notes and $742 million of senior unsecured PIK toggle notes were exchanged for 10.50% senior secured notes due in 2021 thereby preventing the maturity date of the term B-3 loans, term B-4 loans and term B-5 loans from being accelerated under the terms of this provision.
The October 29, 2012, December 21, 2012, and February 13, 2013 amendments and restatements of the Cash Flow Credit Agreement represent debt modifications for accounting purposes. Accordingly, third party expenses of $6 million incurred in connection with the transactions were expensed as incurred and included in other income, net during the six months ended March 31, 2013. Avaya’s financing sources that held term B-1 loans, term B-3 loans, term B-5 loans and/or revolving credit commitments under the Cash Flow Credit Agreement and consented to each amendment and restatement of the Cash Flow Credit Agreement received in aggregate a consent fee of $15 million. Fees paid to or on behalf of the holders of term loans in connection with the modification were recorded as a discount to the face value of the respective debt and are being accreted over the term of the debt as interest expense. Fees paid to or on behalf of the holders of the revolving credit commitments in connection with the modification were recorded as deferred debt issuance costs and are being amortized over the term of the debt as interest expense.
The March 12, 2013 amendment and restatement of the Cash Flow Credit Agreement was accounted for as a modification of debt to the extent the existing term B-1 loans were refinanced with term B-5 loans issued to the same creditor and an extinguishment of debt to the extent refinanced with term B-5 loans issued to a different creditor. Accordingly, for the portion accounted for as a debt extinguishment the difference between the reacquisition price and the carrying value of the term B-1 loans (including any unamortized discount and debt issue costs) of $3 million was recognized as a loss upon debt extinguishment during fiscal 2013. Third party expenses of $5 million associated with the issuance of the new term B-5 loans were capitalized and are being amortized over the term of the term B-5 loans. Third party expenses of $3 million associated with the modification of debt were expensed as incurred and included in other income, net.
The senior secured multi-currency revolver allows for borrowings of up to $200 million. The senior secured multi-currency revolver includes capacity available for letters of credit and for short-term borrowings, and is available in euros in addition to dollars. Borrowings are guaranteed by Parent and substantially all of the Company’s U.S. subsidiaries. The Cash Flow Credit Agreement, consisting of the term loans and the senior secured multi-currency revolver, is secured by substantially all assets of Parent, the Company and the subsidiary guarantors.
As of March 31, 2013 affiliates of Silver Lake held $106 million and $45 million in outstanding principal amounts of term B-3 loans and term B-5 loans, respectively. As of September 30, 2012 affiliates of Silver Lake held $45 million and $122 million in outstanding principal amounts of term B-1 loans and term B-3 loans, respectively.
As of March 31, 2013 affiliates of TPG held no outstanding principal amounts of term loans under the Cash Flow Credit Agreement. As of September 30, 2012 affiliates of TPG held $44 million in outstanding principal amounts of term B-1 loans.
Senior Unsecured Notes
The Company has issued senior unsecured cash-pay notes and senior unsecured PIK toggle notes, each due November 1, 2015. The interest rate for the cash-pay notes is fixed at 9.75% and the interest rates for the cash interest and PIK interest portions of the PIK-toggle notes are fixed at 10.125% and 10.875%, respectively. The Company may prepay the senior unsecured notes at 102.4375% of the cash-pay note and 102.5313% of the PIK-toggle note principal amount redeemed on November 1, 2012 which decreases to 100% of each on or after November 1, 2013. Upon the occurrence of specific kinds of changes of control, the Company will be required to make an offer to purchase the senior unsecured notes at 101% of their principal amount. If the Company or any of its restricted subsidiaries engages in certain asset sales, under certain circumstances the Company will be required to use the net proceeds to make an offer to purchase the senior unsecured notes at 100% of their principal amount. Substantially all of the Company’s U.S. 100%-owned subsidiaries are guarantors of the senior unsecured notes. Prior to March 7, 2013, the Company had $700 million and $750 million of cash-pay and PIK-toggle notes, respectively.
For the periods May 1, 2009 through October 31, 2009 and November 1, 2009 through April 30, 2010, the Company elected to pay interest in kind on its senior unsecured PIK toggle notes. PIK interest of $41 million and $43 million was added, for these periods, respectively, to the principal amount of the senior unsecured notes effective November 1, 2009 and May 1, 2010, respectively. For the periods from May 1, 2010 to October 31, 2011 the Company elected to make such payments in cash interest. Under the terms of these notes, after November 1, 2011 the Company is required to make all interest payments on the senior unsecured PIK toggle notes entirely in cash.
As discussed more fully below, on March 7, 2013, the Company completed an exchange offer (the “Exchange Offer”) in which $1,384 million of Old Notes (including $642 million of senior unsecured cash-pay notes and $742 million of senior unsecured PIK toggle notes) were exchanged for 10.50% senior secured notes due 2021. The Exchange Offer represents a debt modification for accounting purposes. Accordingly, third party expenses of $9 million incurred in connection with the transaction were expensed as incurred and included in other income, net during the six months ended March 31, 2013. Avaya's financing sources that held the Old Notes that elected to exchange received a consent fee in aggregate of $4 million. Fees paid to or on behalf of the holders of the Old Notes in connection with the modification were recorded as a discount to the face value of the 10.50% senior secured notes due 2021 and are being accreted over the term of the debt as interest expense.
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
On February 13, 2013, Avaya Inc., the Subsidiary Borrowers, Citicorp USA, Inc. and the lenders party thereto entered into Amendment No. 3 to Credit Agreement pursuant to which the ABL Credit Agreement was amended. The modified terms of the ABL Credit Agreement permitted the Company to refinance all of the Company's outstanding Old Notes with indebtedness secured by a lien on the Collateral (as defined in the ABL Credit Agreement) ranking junior to the lien on the Collateral securing the obligations under the ABL Credit Agreement, subject to certain other conditions and limitations set forth in the ABL Credit Agreement. Further, the terms of the amendment permit certain other obligations of the Company and certain of its subsidiaries to be secured by the ABL Priority Collateral (as defined in the ABL Credit Agreement) on a junior-priority basis.
Borrowings under the ABL Credit Agreement bear interest at a rate per annum equal to, at the Company's option, either (a) a LIBOR rate plus a margin of 1.50% or (b) a base rate plus a margin of 0.50%.
At March 31, 2013 and September 30, 2012, there were no borrowings under this facility. At March 31, 2013 and September 30, 2012 there were $76 million and $77 million, respectively, of letters of credit issued in the ordinary course of business under the ABL Credit Agreement resulting in remaining availability of $218 million and $258 million, respectively.
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
10.50% Senior Secured Notes
On March 7, 2013, the Company completed an Exchange Offer in which $1,384 million of Old Notes were exchanged for $1,384 million of senior secured notes due 2021 (the “10.50% Senior Secured Notes”). The 10.50% Senior Secured Notes were issued at par, bear interest at a rate of 10.50% per annum and mature on March 1, 2021. The 10.50% Senior Secured Notes have not been, and will not be, registered under the Securities Act or applicable state securities laws and may not be offered or sold absent registration under the Securities Act or applicable state securities laws or applicable exemptions from registration requirements.
The 10.50% Senior Secured Notes are redeemable commencing March 1, 2017 at 107.875% of the principal amount redeemed, which decreases to 105.250% on March 1, 2018, to 102.625% on March 1, 2019 and to 100% on or after March 1, 2020. The Company may redeem all or part of the notes at any time prior to March 1, 2017 at 100% of the principal amount redeemed plus a “make-whole” premium. In addition, the Company may redeem up to 35% of the original aggregate principal balance of the notes at any time prior to March 1, 2016 with the net proceeds of certain equity offerings at 110.50% of the aggregate principal amount redeemed. Upon the occurrence of specific kinds of changes of control, the Company will be required to make an offer to purchase the 10.50% Senior Secured Notes at 101% of their principal amount. If the Company or any of its restricted subsidiaries engages in certain asset sales, under certain circumstances the Company will be required to use the net proceeds to make an offer to purchase the 10.50% Senior Secured Notes at 100% of their principal amount.
The 10.50% Senior Secured Notes are secured by substantially all of the assets of the Company and substantially all of the Company's U.S. 100%-owned subsidiaries (other than with respect to real estate). The notes and the corresponding guarantees are secured on a junior priority basis to the Company's ABL Credit Agreement, the Company's Cash Flow Credit Agreement, the Company's existing 7% Senior Secured Notes due 2019, the Company's existing 9% Senior Secured Notes due 2019 and any future senior obligations by a junior priority lien on substantially all of the Company's and the guarantors' assets, other than any real estate.
The Company’s Cash Flow Credit Agreement, ABL Credit Agreement, and indentures governing its notes contain a number of covenants that, among other things and subject to certain exceptions, restrict the Company’s ability and the ability of certain of its subsidiaries to: (a) incur or guarantee additional debt and issue or sell certain preferred stock; (b) pay dividends on, redeem or repurchase capital stock; (c) make certain acquisitions or investments; (d) incur or assume certain liens; (e) enter into transactions with affiliates; (f) merge or consolidate with another company; (g) transfer or otherwise dispose of assets; (h) redeem subordinated debt; (i) incur obligations that restrict the ability of the Company’s subsidiaries to make dividends or other payments to the Company or Parent; and (j) create or designate unrestricted subsidiaries. They also contain customary affirmative covenants and events of default. As of March 31, 2013 and September 30, 2012, the Company was not in default under any of these agreements.
The weighted average interest rate of the Company’s outstanding debt as of March 31, 2013 was 7.4% excluding the impact of the interest rate swaps described in Note 8, “Derivatives and Other Financial Instruments."
Annual maturities of long-term debt for the next five years ending September 30 and thereafter consist of:

In millions
Remainder of fiscal 2013	$19
2014	38
2015	53
2016	174
2017	38
2018 and thereafter	5,799
Total	$6,121
Capital Lease Obligations
Included in other liabilities at March 31, 2013 is $23 million of capital lease obligations, primarily associated with an office facility.

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
The details of these swaps are as follows:

In millions	Effective Date	Maturity Date	Notional Amount	Floating Rate Received by Avaya	Fixed Rate Paid by Avaya
3-year swap	August 26, 2010	August 26, 2013	$750	3-month LIBOR	1.160%
3-year swap	August 26, 2010	August 26, 2013	750	3-month LIBOR	1.135%
Notional amount—Total			$1,500

The following table summarizes the (gains) and losses of the interest rate contracts qualifying and designated as cash flow hedging instruments:

	Three months ended March 31,		Six months ended March 31,
In millions	2013	2012	2013	2012
(Gain) Loss on interest rate swaps
Recognized in other comprehensive loss	$(3)	$—	$(7)	$(10)
Reclassified from accumulated other comprehensive loss into interest expense	$3	$5	$8	$13
Recognized in operations (ineffective portion)	$—	$—	$—	$—
The Company expects to reclassify approximately $5 million from accumulated other comprehensive loss into expense in the next twelve months related to the Company’s interest rate swaps based on the projected borrowing rates as of March 31, 2013.
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
The gains and (losses) of the foreign currency forward contracts included in other income (expense), net were $(4) million and less than $1 million for the three months ended March 31, 2013 and 2012, respectively, and $(7) million and $(5) million for the six months ended March 31, 2013 and 2012, respectively.
The following table summarizes the estimated fair value of derivatives:

In millions	March 31, 2013			September 30, 2012
Balance Sheet Location	Total	Foreign Currency Forward Contracts	Interest Rate Swaps	Total	Foreign Currency Forward Contracts	Interest Rate Swaps
Other current assets	$1	$1	$—	$2	$2	$—
Other current liabilities	(7)	(1)	(6)	(15)	—	(15)
Net Liability	$(6)	$—	$(6)	$(13)	$2	$(15)

9.	Fair Value Measures
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

Asset and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and September 30, 2012 were as follows:

	March 31, 2013
	Fair Value Measurements Using
In millions	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Current Assets:
Foreign currency forward contracts	$1	$—	$1	$—
Other Non-Current Assets:
Investments	$3	$2	$1	$—
Other Current Liabilities:
Foreign currency forward contracts	$1	$—	$1	$—
Interest rate swaps	6	—	6	—
	$7	$—	$7	$—

	September 30, 2012
	Fair Value Measurements Using
In millions	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Current Assets:
Foreign currency forward contracts	$2	$—	$2	$—
Investments	1	1	—	—
	$3	$1	$2	$—
Other Non-Current Assets:
Investments	$4	$2	$2	$—
Other Current Liabilities:
Interest rate swaps	$15	$—	$15	$—
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2013 were as follows:

	March 31, 2013
	Fair Value Measurements Using
In millions	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Goodwill of ITPS reporting unit:	$44	$—	$—	$44	$89
During the three months ended March 31, 2013 the Company performed an interim impairment test of goodwill for the ITPS reporting unit.  Using level 3 inputs, the Company estimated the implied fair value of its goodwill to be $44 million as compared with a carrying value of $133 million and recorded an impairment to goodwill of $89 million. See Note 4 “Goodwill and Intangible Assets”.
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
The principal amount of these notes plus any accrued and unpaid interest are due in full October 3, 2014 and October 3, 2015 with interest at the rate of 1.63% and 0.93% per annum, respectively. These notes are included in other assets in the Company's Consolidated Balance Sheet. The estimated fair value of the $8 million note receivable was $7 million and $6 million at March 31, 2013 and September 30, 2012, respectively. The estimated fair value of the $10 million note receivable was $8 million at March 31, 2013. The estimated fair value of each note was determined based on a Level 2 input using discounted cash flow techniques.
The estimated fair values of the amounts borrowed under the Company’s financing arrangements at March 31, 2013 and September 30, 2012 were estimated based on a Level 2 input using quoted market prices for the Company’s debt which is subject to infrequent transactions (i.e. a less active market).
The estimated fair values of the amounts borrowed under the Company’s credit agreements at March 31, 2013 and September 30, 2012 are as follows:

	March 31, 2013		September 30, 2012
In millions	Principal Amount	Fair Value	Principal Amount	Fair Value
Senior secured term B-1 loans	$—	$—	$1,434	$1,392
Senior secured term B-3 loans	2,139	2,013	2,152	1,960
Senior secured term B-4 loans	1	1	—	—
Senior secured term B-5 loans	1,148	1,153	—	—
7% Senior secured notes	1,009	982	1,009	938
9% Senior secured notes	290	300	—	—
10.50% Senior secured notes	1,384	1,314	—	—
9.75% senior unsecured cash pay notes due 2015	58	57	700	622
10.125%/10.875% senior unsecured PIK toggle notes due 2015	92	91	834	749
Total	$6,121	$5,911	$6,129	$5,661

10.	Income Taxes
The benefit from income taxes for the six months ended March 31, 2013 was $6 million, as compared to the benefit from income taxes of $26 million for the six months ended March 31, 2012.

The effective rate for the six months ended March 31, 2013 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) $17 million of income tax benefit recognized upon the expiration of certain interest rate swaps, and (4) $16 million release of valuation allowance associated with tax expense on net gains in other comprehensive income.
During the six months ended March 31, 2013, the Company recognized $17 million of income tax benefit related to the elimination of the tax effect of certain interest rate swaps in other comprehensive income. The tax effect of such interest rate swaps was recognized in other comprehensive income prior to the establishment of a valuation allowance against the Company's U.S. net deferred tax assets and was eliminated following the expiration of the final interest rate swap upon which the tax effect was established.
During the six months ended March 31, 2013, the Company recorded a tax charge of $16 million to other comprehensive income primarily relating to pension benefits. The charge to other comprehensive income and decrease in related deferred tax assets resulted in the recording of an income tax benefit in continuing operations related to the release of the corresponding valuation allowance.
The effective rate for the six months ended March 31, 2012 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss, (2) changes in the valuation allowance established against the Company’s deferred tax assets and (3) $6 million release of valuation allowance associated with tax expense on net gains in other comprehensive income.
During the six months ended March 31, 2012, the Company recorded a tax charge of $6 million to other comprehensive income primarily relating to pension benefits. The charge to other comprehensive income and decrease in related deferred tax assets resulted in the recording of an income tax benefit in continuing operations related to the release of the corresponding valuation allowance.
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

The components of the pension and postretirement net periodic benefit cost for the three and six months ended March 31, 2013 and 2012 are provided in the table below:

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits - U.S.
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
In millions	2013	2012	2013	2012	2013	2012
Components of Net Periodic Benefit Cost
Service cost	$2	$1	$2	$1	$—	$—
Interest cost	34	38	5	6	5	7
Expected return on plan assets	(40)	(43)	—	—	(2)	(2)
Amortization of unrecognized prior service cost	—	1	—	—	(3)	1
Amortization of previously unrecognized net actuarial loss	32	24	1	—	2	2
Net periodic benefit cost	$28	$21	$8	$7	$2	$8

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits - U.S.
	Six months ended March 31,		Six months ended March 31,		Six months ended March 31,
In millions	2013	2012	2013	2012	2013	2012
Components of Net Periodic Benefit Cost
Service cost	$3	$3	$4	$3	$1	$1
Interest cost	68	75	10	12	10	15
Expected return on plan assets	(80)	(86)	(1)	(1)	(5)	(5)
Amortization of unrecognized prior service cost	—	1	—	—	(7)	1
Amortization of previously unrecognized net actuarial loss	64	49	2	—	4	4
Net periodic benefit cost	$55	$42	$15	$14	$3	$16
The Company’s general funding policy with respect to its U.S. qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations. For the six month period ended March 31, 2013, the Company made contributions of $35 million to satisfy minimum statutory funding requirements. Estimated payments to satisfy minimum statutory funding requirements for the remainder of fiscal 2013 are $67 million.
The Company provides certain pension benefits for U.S. employees, which are not pre-funded, and certain pension benefits for non-U.S. employees, the majority of which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed or premiums are paid. For the six month period ended March 31, 2013, the Company made payments for these U.S. and non-U.S. pension benefits totaling $3 million and $19 million, respectively. Estimated payments for these U.S. and non-U.S. pension benefits for the remainder of fiscal 2013 are $4 million and $8 million, respectively.
During the six months ended March 31, 2013, the Company contributed $22 million to the represented employees’ post-retirement health trust to fund current benefit claims and costs of administration in compliance with the terms of the 2009 agreements between the Company and the CWA and IBEW, as extended through June 7, 2014. Estimated contributions under the terms of the 2009 Agreement are $21 million for the remainder of fiscal 2013.
The Company also provides certain retiree medical benefits for U.S. employees, which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed. For the six month period ended March 31, 2013, the Company made payments totaling $4 million for these retiree medical benefits. Estimated payments for these retiree medical benefits for the remainder of fiscal 2013 are $4 million.

12.	Share-based Compensation
Avaya Holdings Corp.’s Amended and Restated 2007 Equity Incentive Plan (“2007 Plan”) governs the issuance of equity awards, including restricted stock units (“RSUs”) and stock options, to eligible plan participants. Key employees, directors, and consultants of the Company may be eligible to receive awards under the 2007 Plan. Each stock option, when vested and exercised, and each RSU, when vested, entitles the holder to receive one share of Parent’s common stock, subject to certain restrictions on their transfer and sale as defined in the 2007 Plan and related award agreements. As of March 31, 2013, Parent had authorized the issuance of up to 49,848,157 shares of its common stock under the 2007 Plan, in addition to 2,924,125 shares of common stock underlying certain continuation awards that were permitted to be issued at the time of the Merger. There remained 9,748,283 shares available for grant under the 2007 Plan as of March 31, 2013.
On February 25, 2013, Avaya's Compensation Committee approved a stock option exchange program through which individuals holding market-based "multiple-of-money" and performance-based "EBITDA" stock options could exchange them on a three-for-one basis for RSUs. The replacement RSUs will vest in full in December 2013. The tender offer was closed on April 30, 2013 and 10,204,689 options were tendered for exchange. In connection with the exchange offer, 3,401,654 replacement RSUs were granted which have an effective grant date of May 6, 2013.
Option Awards
During the six months ended March 31, 2013, 1,769,500 time-based and 185,500 multiple-of-money options were granted in the ordinary course of business. All of the options expire ten years from the date of grant or upon cessation of employment, in which event there are limited exercise provisions allowed for vested options. Options granted between October 1, 2012 and November 30, 2012 have an exercise price of $4.00 per share. Options granted subsequent to November 30, 2012 have an exercise price of $3.00 per share.
Time-based options granted during the six months ended March 31, 2013 vest over their performance periods, generally four years. Compensation expense equal to the fair value of the option measured on the grant date is recognized utilizing graded attribution over the requisite service period.
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
For the three months ended March 31, 2013 and 2012, the Company recognized share-based compensation associated with options issued under the 2007 Plan of $1 million and $1 million, respectively, which is included in costs and operating expenses. For the six months ended March 31, 2013 and 2012, the Company recognized share-based compensation associated with options issued under the 2007 Plan of $2 million and $3 million, respectively, which is included in costs and operating expenses.
Restricted Stock Units
The Company has issued RSUs each of which represents the right to receive one share of Parent’s common stock when fully vested. The fair value of the RSUs is estimated by the Board of Directors on the respective dates of grant.
During the six months ended March 31, 2013, 555,003 RSUs were awarded in the ordinary course of business. For RSUs awarded between October 1, 2012 and November 30, 2012, the fair market value (as defined in the 2007 Plan) of these awards at the date of grant was $4.00 per share. For RSUs awarded subsequent to November 30, 2012, the fair market value (as defined in the 2007 Plan) of these awards at the date of grant was $3.00 per share.
At March 31, 2013, there were 3,436,684 awarded RSUs outstanding under the 2007 Plan, of which 1,716,876 were fully vested. For the three months ended March 31, 2013 and 2012, the Company recognized share-based compensation associated with RSUs granted under the 2007 Plan of less than $1 million and $1 million, respectively. For the six months ended March 31, 2013 and 2012, the Company recognized share-based compensation associated with RSUs granted under the 2007 Plan of $1 million and $2 million, respectively.

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
Summarized financial information relating to the Company’s reportable segments is shown in the following table:

	Three months ended March 31,		Six months ended March 31,
In millions	2013	2012	2013	2012
REVENUE
Global Communications Solutions	$473	$574	$1,046	$1,241
Avaya Networking	56	64	114	146
Enterprise Collaboration Solutions	529	638	1,160	1,387
Avaya Global Services	589	620	1,198	1,258
Unallocated Amounts (1)	—	(1)	—	(1)
	$1,118	$1,257	$2,358	$2,644
GROSS PROFIT
Global Communications Solutions	$270	$318	$619	$718
Avaya Networking	23	27	45	64
Enterprise Collaboration Solutions	293	345	664	782
Avaya Global Services	308	296	626	609
Unallocated Amounts (1)	(15)	(28)	(38)	(74)
	586	613	1,252	1,317
OPERATING EXPENSES
Selling, general and administrative	381	414	765	847
Research and development	113	117	231	228
Amortization of intangible assets	57	56	114	112
Goodwill impairment	89	—	89	—
Restructuring and impairment charges, net	18	90	102	111
Acquisition-related costs	—	2	—	3
	658	679	1,301	1,301
OPERATING (LOSS) INCOME	(72)	(66)	(49)	16
INTEREST EXPENSE, LOSS ON EXTINGUISHMENT OF DEBT AND OTHER INCOME (EXPENSE), NET	(117)	(120)	(234)	(230)
LOSS BEFORE INCOME TAXES	$(189)	$(186)	$(283)	$(214)

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
Antitrust Litigation
In 2006, the Company instituted an action in the U.S. District Court, District of New Jersey, against defendants Telecom Labs, Inc., TeamTLI.com Corp. and Continuant Technologies, Inc. and subsequently amended its complaint to include certain individual officers of these companies as defendants. Defendants purportedly provide maintenance services to customers who have purchased or leased the Company's communications equipment. The Company asserts in its amended complaint that, among other things, defendants, or each of them, have engaged in tortious conduct and/or violated federal intellectual property laws by improperly accessing and utilizing the Company's proprietary software, including passwords, logins and maintenance service permissions, to perform certain maintenance services on the Company's customers' equipment. Defendants have filed counterclaims against the Company, alleging a number of tort claims and alleging that the Company has violated the Sherman Act's prohibitions against anticompetitive conduct through the manner in which the Company sells its products and services. Defendants seek to recover the profits they claim they would have earned from maintaining Avaya's products, and ask for injunctive relief prohibiting the conduct they claim is anticompetitive. Under the federal antitrust laws, defendants could be entitled to three times the amount of any actual damages awarded for lost profits plus attorney's fees and costs. The parties have engaged in extensive discovery and motion practice to, among other things, amend and dismiss pleadings and compel and oppose discovery requests. In January 2012, Avaya's motions to dismiss defendants' counterclaims were granted in part and denied in part. In February 2012, the parties filed motions for reconsideration of certain aspects of the Court's ruling and Avaya filed a motion for certification of an interlocutory appeal. The parties' motions were denied on April 26, 2012. Expert discovery on the Company's claims and the defendants' surviving counter-claims is completed, and in July 2012 the parties filed motions to exclude the opinion testimony of certain of each others' experts, which were denied without prejudice on August 28, 2012.  On August 17, 2012, defendants filed motions for partial summary judgment, seeking to dismiss the Company's claims for tortious interference with contractual relations and misappropriation of trade secrets, which were denied on October 26, 2012. The trial has been scheduled for September 9, 2013. Therefore, at this time an outcome cannot be predicted and, as a result, the Company cannot be assured that this case will not have a material adverse effect on the manner in which it does business, its financial position, results of operations, or cash flows.
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
Product Warranties
The Company recognizes a liability for the estimated costs that may be incurred to remedy certain deficiencies of quality or performance of the Company’s products. These product warranties extend over a specified period of time generally ranging up to two years from the date of sale depending upon the product subject to the warranty. The Company accrues a provision for estimated future warranty costs based upon the historical relationship of warranty claims to sales. The Company periodically reviews the adequacy of its product warranties and adjusts, if necessary, the warranty percentage and accrued warranty reserve, which is included in other current and non-current liabilities in the Consolidated Balance Sheets, for actual experience.

In millions
Balance as of October 1, 2012	$16
Reductions for payments and costs to satisfy claims	(8)
Accruals for warranties issued during the period	8
Balance as of March 31, 2013	$16
Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements
Letters of Credit
As of March 31, 2013, the Company had outstanding an aggregate of $119 million in irrevocable letters of credit which ensure the Company's performance or payment to third parties.  Included in this amount is $76 million issued under its $535 million committed revolving credit facilities, which facilities are available through October 26, 2016.  Also included is $43 million of letters of credit issued under uncommitted facilities.
Surety Bonds
The Company arranges for the issuance of various types of surety bonds, such as license, permit, bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. These bonds vary in duration although most are issued and outstanding from three months to three years. These bonds are backed by $12 million of the Company’s letters of credit. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $12 million as of March 31, 2013. Historically, no surety bonds have been drawn upon.
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
The Company’s outsourcing agreements with its most significant contract manufacturers expire in July and September 2013. After the initial term, the outsourcing agreements are automatically renewed for successive periods of twelve months each, subject to specific termination rights for the Company and the contract manufacturers. All manufacturing of the Company’s products is performed in accordance with either detailed requirements or specifications and product designs furnished by the Company, and is subject to rigorous quality control standards.

Product Financing Arrangements
The Company sells products to various resellers that may obtain financing from certain unaffiliated third-party lending institutions. For the Company’s product financing arrangement with resellers outside the U.S., in the event participating resellers default on their payment obligations to the lending institution, the Company is obligated under certain circumstances to guarantee repayment to the lending institution. The repayment amount fluctuates with the level of product financing activity. The guaranteed repayment amount was approximately $3 million as of March 31, 2013. The Company reviews and sets the maximum credit limit for each reseller participating in this financing arrangement. Historically, there have not been any guarantee repayments by the Company. The Company has estimated the fair value of this guarantee as of March 31, 2013, and has determined that it is not significant. There can be no assurance that the Company will not be obligated to repurchase inventory under this arrangement in the future.
Long-Term Cash Incentive Bonus Plan
Parent has established a long-term incentive cash bonus plan (“LTIP”). Under the LTIP, Parent will make cash awards available to compensate certain key employees upon the achievement of defined returns on the Sponsors’ initial investment in the Parent (a “triggering event”). Parent has authorized LTIP awards covering a total of $60 million, of which $42 million in awards were outstanding as of March 31, 2013. The Company will begin to recognize compensation expense relative to the LTIP awards upon the occurrence of a triggering event (e.g., a sale or initial public offering). As of March 31, 2013, no compensation expense associated with the LTIP has been recognized.
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

15.	Guarantor—Non Guarantor financial information
Borrowings by Avaya Inc. under the Cash Flow Credit Agreement are jointly and severally, fully, and unconditionally guaranteed (subject to certain customary release provisions) by substantially all wholly owned U.S. subsidiaries of Avaya Inc. (collectively, the “Guarantor Subsidiaries”) and Parent. Each of the Guarantor Subsidiaries is 100% owned, directly or indirectly by Avaya Inc. The 7% Senior Secured Notes, the 9% Senior Secured Notes, the 10.50% Senior Secured Notes and the senior unsecured notes issued by Avaya Inc. are jointly and severally, fully and unconditionally guaranteed by the Guarantor Subsidiaries. None of the other subsidiaries of Avaya Inc., either directly or indirectly, guarantees the Cash Flow Credit Agreement, the 7% Senior Secured Notes, the 9% Senior Secured Notes, the 10.50% Senior Secured Notes and the senior unsecured notes (“Non-Guarantor Subsidiaries”).
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
The 10.50% Senior Secured Notes and the related guarantees are secured equally and ratably on a junior priority basis to the ABL Credit Agreement, the Cash Flow Credit Agreement, the 7% Senior Secured Notes, the 9% Senior Secured Notes and any future senior obligations by a junior priority lien on substantially all of the Company's and the Guarantor Subsidiaries' assets, other than real estate.
The following tables present for Avaya Inc., the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Intercompany Eliminations the results of operations and comprehensive income (loss) for the three and six months ended March 31, 2013 and 2012, financial position as of March 31, 2013 and September 30, 2012 and cash flows for the six months ended March 31, 2013 and 2012 to arrive at the information for Avaya Inc. on a consolidated basis.

Supplemental Condensed Consolidating Schedule of Operations and Comprehensive Loss

	Three Months Ended March 31, 2013
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
REVENUE	$554	$84	$557	$(77)	$1,118
COST	284	55	270	(77)	532
GROSS PROFIT	270	29	287	—	586
OPERATING EXPENSES
Selling, general and administrative	141	23	217	—	381
Research and development	64	1	48	—	113
Amortization of intangible assets	52	1	4	—	57
Goodwill impairment	89	—	—	—	89
Restructuring and impairment charges, net	6	1	11	—	18
	352	26	280	—	658
OPERATING (LOSS) INCOME	(82)	3	7	—	(72)
Interest expense	(110)	(6)	—	—	(116)
Loss on extinguishment of debt	(3)	—	—	—	(3)
Other (expense) income, net	(14)	(1)	17	—	2
(LOSS) INCOME BEFORE INCOME TAXES	(209)	(4)	24	—	(189)
Benefit from (provision for) income taxes	8	—	(11)	—	(3)
Equity in net (loss) income of consolidated subsidiaries	9	—	—	(9)	—
NET (LOSS) INCOME	$(192)	$(4)	$13	$(9)	$(192)
Comprehensive (loss) income	$(182)	$(4)	$6	$(2)	$(182)

Supplemental Condensed Consolidating Schedule of Operations and Comprehensive Loss

	Three Months Ended March 31, 2012
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
REVENUE	$706	$102	$687	$(238)	$1,257
COST	450	64	368	(238)	644
GROSS PROFIT	256	38	319	—	613
OPERATING EXPENSES
Selling, general and administrative	147	26	241	—	414
Research and development	64	3	50	—	117
Amortization of intangible assets	52	1	3	—	56
Restructuring and impairment charges, net	9	1	80	—	90
Acquisition-related costs	2	—	—	—	2
	274	31	374	—	679
OPERATING (LOSS) INCOME	(18)	7	(55)	—	(66)
Interest expense	(101)	(7)	—	—	(108)
Other expense, net	(1)	—	(11)	—	(12)
LOSS BEFORE INCOME TAXES	(120)	—	(66)	—	(186)
Benefit from income taxes	3	—	21	—	24
Equity in net loss of consolidated subsidiaries	(45)	—	—	45	—
NET LOSS	$(162)	$—	$(45)	$45	$(162)
Comprehensive loss	$(146)	$—	$(43)	$43	$(146)

Supplemental Condensed Consolidating Schedule of Operations and Comprehensive Loss

	Six Months Ended March 31, 2013
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
REVENUE	$1,278	$164	$1,168	$(252)	$2,358
COST	651	109	598	(252)	1,106
GROSS PROFIT	627	55	570	—	1,252
OPERATING EXPENSES
Selling, general and administrative	285	49	431	—	765
Research and development	130	3	98	—	231
Amortization of intangible assets	104	2	8	—	114
Goodwill impairment	89	—	—	—	89
Restructuring and impairment charges, net	23	3	76	—	102
	631	57	613	—	1,301
OPERATING LOSS	(4)	(2)	(43)	—	(49)
Interest expense	(215)	(9)	—	—	(224)
Loss on extinguishment of debt	(6)	—	—	—	(6)
Other (expense) income, net	(18)	(1)	15	—	(4)
LOSS BEFORE INCOME TAXES	(243)	(12)	(28)	—	(283)
Benefit from (provision for) income taxes	27	—	(21)	—	6
Equity in net loss of consolidated subsidiaries	(61)	—	—	61	—
NET LOSS	$(277)	$(12)	$(49)	$61	$(277)
Comprehensive loss	$(280)	$(12)	$(68)	$80	$(280)

Supplemental Condensed Consolidating Schedule of Operations and Comprehensive Income (Loss)

	Six Months Ended March 31, 2012
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
REVENUE	$1,497	$198	$1,332	$(383)	$2,644
COST	826	131	753	(383)	1,327
GROSS PROFIT	671	67	579	—	1,317
OPERATING EXPENSES
Selling, general and administrative	346	49	452	—	847
Research and development	126	7	95	—	228
Amortization of intangible assets	103	2	7	—	112
Restructuring charges, net	16	1	94	—	111
Acquisition-related costs	3	—	—	—	3
	594	59	648	—	1,301
OPERATING INCOME (LOSS)	77	8	(69)	—	16
Interest expense	(206)	(10)	(1)	—	(217)
Other expense, net	—	—	(13)	—	(13)
LOSS BEFORE INCOME TAXES	(129)	(2)	(83)	—	(214)
Benefit from income taxes	2	—	24	—	26
Equity in net loss of consolidated subsidiaries	(61)	—	—	61	—
NET LOSS	$(188)	$(2)	$(59)	$61	$(188)
Comprehensive loss	$(136)	$(2)	$(44)	$46	$(136)

Supplemental Condensed Consolidating Balance Sheet

	March 31, 2013
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$99	$12	$191	$—	$302
Accounts receivable, net—external	265	36	380	—	681
Accounts receivable—internal	806	63	169	(1,038)	—
Inventory	120	6	129	—	255
Deferred income taxes, net	—	—	21	—	21
Other current assets	99	31	150	—	280
Internal notes receivable, current	1,484	155	2	(1,641)	—
TOTAL CURRENT ASSETS	2,873	303	1,042	(2,679)	1,539
Property, plant and equipment, net	213	21	119	—	353
Deferred income taxes, net	1	—	43	—	44
Intangible assets, net	1,416	31	178	—	1,625
Goodwill	3,989	—	104	—	4,093
Other assets	166	4	26	—	196
Investment in consolidated subsidiaries	—	2	31	(33)	—
TOTAL ASSETS	$8,658	$361	$1,543	$(2,712)	$7,850
LIABILITIES
Current liabilities:
Debt maturing within one year—external	$35	$—	$—	$—	$35
Debt maturing within one year—internal	161	385	1,095	(1,641)	—
Accounts payable—external	207	15	187	—	409
Accounts payable—internal	130	46	862	(1,038)	—
Payroll and benefit obligations	104	9	134	—	247
Deferred revenue	590	13	86	—	689
Business restructuring reserve, current portion	6	4	93	—	103
Other current liabilities	155	4	94	—	253
TOTAL CURRENT LIABILITIES	1,388	476	2,551	(2,679)	1,736
Long-term debt	6,068	—	—	—	6,068
Pension obligations	1,216	—	492	—	1,708
Other postretirement obligations	343	—	—	—	343
Deferred income taxes, net	190	—	19	—	209
Business restructuring reserve, non-current portion	23	1	32	—	56
Other liabilities	132	21	290	—	443
Deficiency in consolidated subsidiaries	2,011	—	—	(2,011)	—
TOTAL NON-CURRENT LIABILITIES	9,983	22	833	(2,011)	8,827
TOTAL DEFICIENCY	(2,713)	(137)	(1,841)	1,978	(2,713)
TOTAL LIABILITIES AND DEFICIENCY	$8,658	$361	$1,543	$(2,712)	$7,850

Supplemental Condensed Consolidating Balance Sheet

	September 30, 2012
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$101	$10	$226	$—	$337
Accounts receivable, net—external	326	39	417	—	782
Accounts receivable—internal	782	66	164	(1,012)	—
Inventory	131	6	118	—	255
Deferred income taxes, net	—	—	18	—	18
Other current assets	150	30	72	—	252
Internal notes receivable, current	1,467	147	—	(1,614)	—
TOTAL CURRENT ASSETS	2,957	298	1,015	(2,626)	1,644
Property, plant and equipment, net	222	24	118	—	364
Deferred income taxes, net	—	—	43	—	43
Intangible assets, net	1,546	33	196	—	1,775
Goodwill	4,082	—	106	—	4,188
Other assets	150	5	25	—	180
Investment in consolidated subsidiaries	—	—	27	(27)	—
TOTAL ASSETS	$8,957	$360	$1,530	$(2,653)	$8,194
LIABILITIES
Current liabilities:
Debt maturing within one year—external	$37	$—	$—	$—	$37
Debt maturing within one year—internal	151	368	1,095	(1,614)	—
Accounts payable—external	235	18	185	—	438
Accounts payable—internal	123	49	840	(1,012)	—
Payroll and benefit obligations	81	13	168	—	262
Deferred revenue	523	7	86	—	616
Business restructuring reserve, current portion	5	4	75	—	84
Other current liabilities	261	4	37	—	302
TOTAL CURRENT LIABILITIES	1,416	463	2,486	(2,626)	1,739
Long-term debt	6,084	—	—	—	6,084
Pension obligations	1,271	—	492	—	1,763
Other postretirement obligations	360	—	—	—	360
Deferred income taxes, net	182	—	22	—	204
Business restructuring reserve, non-current portion	22	1	28	—	51
Other liabilities	137	22	270	—	429
Deficiency in consolidated subsidiaries	1,921	3	—	(1,924)	—
TOTAL NON-CURRENT LIABILITIES	9,977	26	812	(1,924)	8,891
TOTAL DEFICIENCY	(2,436)	(129)	(1,768)	1,897	(2,436)
TOTAL LIABILITIES AND DEFICIENCY	$8,957	$360	$1,530	$(2,653)	$8,194

Supplemental Condensed Consolidating Schedule of Cash Flows

	Six Months Ended March 31, 2013
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
OPERATING ACTIVITIES:
Net loss	$(277)	$(12)	$(49)	$61	$(277)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities	287	8	13	—	308
Changes in operating assets and liabilities	22	1	34	—	57
Equity in net loss of consolidated subsidiaries	61	—	—	(61)	—
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	93	(3)	(2)	—	88
INVESTING ACTIVITIES:
Capital expenditures	(16)	—	(31)	—	(47)
Capitalized software development costs	(8)	(2)	—	—	(10)
Acquisition of businesses, net of cash acquired	(1)	—	—	—	(1)
Proceeds from sale of long-lived assets	5	—	4	—	9
Proceeds from sale of investments	—	—	1	—	1
Advance to Parent	(10)	—	—	—	(10)
Other investing activities, net	(1)	—	—	—	(1)
NET CASH USED FOR INVESTING ACTIVITIES	(31)	(2)	(26)	—	(59)
FINANCING ACTIVITIES:
Proceeds from 9% senior secured notes	290	—	—	—	290
Repayment of term B-5 loans	(284)	—	—	—	(284)
Proceeds from term B-5 loans	589	—	—	—	589
Repayment of term B-1 loans	(584)	—	—	—	(584)
Debt issuance and third-party debt modification costs	(49)	—	—	—	(49)
Repayment of long-term debt	(19)	—	—	—	(19)
Net (repayments) borrowings of intercompany debt	(7)	9	(2)	—	—
Other financing activities, net	—	(2)	—	—	(2)
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(64)	7	(2)	—	(59)
Effect of exchange rate changes on cash and cash equivalents	—	—	(5)	—	(5)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2)	2	(35)	—	(35)
Cash and cash equivalents at beginning of period	101	10	226	—	337
Cash and cash equivalents at end of period	$99	$12	$191	$—	$302

Supplemental Condensed Consolidating Schedule of Cash Flows

	Six Months Ended March 31, 2012
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
OPERATING ACTIVITIES:
Net loss	$(188)	$(2)	$(59)	$61	$(188)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities	257	6	61	—	324
Changes in operating assets and liabilities	(160)	11	44	—	(105)
Equity in net loss of consolidated subsidiaries	61	—	—	(61)	—
NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(30)	15	46	—	31
INVESTING ACTIVITIES:
Capital expenditures	(14)	(1)	(23)	—	(38)
Capitalized software development costs	(19)	—	—	—	(19)
Acquisition of businesses, net of cash acquired	(1)	—	(3)	—	(4)
Proceeds from sale of long-lived assets	2	—	—	—	2
Proceeds from sale of investments	6	—	—	—	6
Restricted cash	(1)	—	1	—	—
Advance to Parent	(8)	—	—	—	(8)
Other investing activities, net	(2)	—	—	—	(2)
NET CASH USED FOR INVESTING ACTIVITIES	(37)	(1)	(25)	—	(63)
FINANCING ACTIVITIES:
Repayment of long-term debt	(19)	—	—	—	(19)
Net borrowings (repayments) of intercompany debt	72	(10)	(62)	—	—
Other financing activities, net	—	(1)	—	—	(1)
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	53	(11)	(62)	—	(20)
Effect of exchange rate changes on cash and cash equivalents	—	—	7	—	7
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14)	3	(34)	—	(45)
Cash and cash equivalents at beginning of period	149	12	239	—	400
Cash and cash equivalents at end of period	$135	$15	$205	$—	$355

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
Our accompanying unaudited interim consolidated financial statements as of March 31, 2013 and for the three and six months ended March 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission, or the SEC, for interim financial statements, and should be read in conjunction with our consolidated financial statements and other financial information for the fiscal year ended September 30, 2012, which were included in our Annual Report on Form 10-K filed with the SEC on December 12, 2012. In our opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated.
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
Refinancing of Debt
During the six months ended March 31, 2013, the Company completed a series of transactions which allowed the Company to refinance (1) its senior secured term B-1 loans ("term B-1 loans") outstanding under its senior secured credit facility originally due October 26, 2014, and (2) $642 million of its 9.75% senior unsecured cash-pay notes and $742 million of its senor unsecured paid-in-kind ("PIK") toggle notes each originally due November 1, 2015 (collectively, the "Old Notes").
During the three months ended December 31, 2012, the Company completed three transactions which allowed the Company to refinance $848 million of its term B-1 loans. On October 29, 2012 the Company completed an amendment and restatement of the senior secured credit facility and senior secured multi-currency asset-based revolving credit facility along with the extension of the maturity date of $135 million aggregate principal amount of term B-1 loans from October 26, 2014 to October 26, 2017 by converting such loans into a new tranche of senior secured term B-4 loans ("term B-4 loans"). On December 21, 2012 the Company completed an amendment and restatement of the senior secured credit facility along with the extension of the maturity date of $713 million aggregate principal amount of term B-1 loans from October 26, 2014 to October 26, 2017 and $134 million aggregate principal amount of term B-4 loans from October 26, 2017 to March 31, 2018 in each case by converting such loans into a new tranche of senior secured term B-5 loans ("term B-5 loans"). On December 21, 2012 the Company issued $290 million of 9% senior secured notes due April 2019 (the "9% Senior Secured Notes"), the proceeds of which were used to repay $284 million principal amount of term B-5 loans and to pay related fees and expenses.
On March 12, 2013 the Company refinanced the remaining $584 million of its term B-1 loans with the cash proceeds from the issuance of $589 million aggregate principal amount of term B-5 loans due October 26, 2017 under its senior secured credit facility.
In connection with the amendments and restatements of the senior secured credit facility necessary to effectuate the transactions described above, the applicable interest rate for the portion of the term B-1 loans that were converted into term B-4 loans and term B-5 loans was also changed.
On March 7, 2013, the Company completed an exchange offer in which $1,384 million of Old Notes were exchanged for $1,384 million of senior secured notes due 2021 (the "10.50% Senior Secured Notes"). The 10.50% Senior Secured Notes were issued at par, bear interest at a rate of 10.50% per annum and mature on March 1, 2021.
Both the 9% Senior Secured Notes and the 10.50% Senior Secured Notes have not been, and will not be, registered under the Securities Act or applicable state securities laws and may not be offered or sold absent registration under the Securities Act or applicable state securities laws or applicable exemptions from registration requirements.
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

Our Products
Our product portfolio spans a broad range of unified communications, collaboration, customer service, video and data networking products designed to meet the diverse needs of small and mid-size businesses, as well as large enterprises. The majority of our portfolio comprises software products that reside on either a client or server. Client software resides on both our own and third-party devices, including desk phones, tablets, desktop PCs and mobile phones. Server-side software controls communication and collaboration for the enterprise, and delivers rich value-added applications such as messaging, telephony, voice, video and web conferencing, mobility and customer service. Hardware includes a broad range of desk phones, video endpoints, servers and gateways and LAN/WAN switching wireless access points and gateways. A portion of the portfolio has been subjected to rigorous interoperability and security testing and is approved for acquisition by the US Government. Highlights of our portfolio include:
Avaya Aura Portfolio
At the core of our next-generation collaboration solutions is the Avaya Aura platform, our session initiation protocol ("SIP") standards-based software suite of collaboration applications, including real-time voice, video, instant messaging, presence, conferencing, and non-real-time email, voicemail and social networking. The Avaya Aura platform is part of our infrastructure solutions portfolio. The Avaya Aura architecture simplifies complex communications networks and reduces infrastructure costs. Using this architecture, organizations are able to rapidly and cost-effectively deploy applications from a centralized data center to users regardless of the device they are using or the network to which they are connected. The Avaya Aura platform provides a simple means of connecting legacy, multi-vendor systems to new open standards SIP-based applications, helping enterprises to reduce costs and increase user productivity and choice simultaneously. We believe our Avaya Aura platform is one of the most reliable, secure and comprehensive offerings in the industry and that our commitment to open, standards-based solutions helps provide our customers with the flexibility to be more efficient and successful.
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

Radvision Scopia
In June 2012, Avaya acquired RADVISION Ltd., a global provider of videoconferencing and telepresence technologies over IP and wireless networks. Through that transaction, Avaya acquired a video conferencing portfolio designed to help customers be more effective regardless of whether they are working from their desktop, a conference room or a mobile device.
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
The Radvision Scopia Desktop application extends a room system deployment to remote, mobile, and desktop users with a simple web-browser plug-in that is centrally managed, distributed and deployed. It allows for scheduled and ad hoc video conferences across a variety of devices and provides the ability to easily include participants from both inside and outside the organization.
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

Professional Services
Our planning, design and integration specialists and communications consultants provide and implement solutions that help reduce costs and enhance business agility. We also provide vertical solutions designed to leverage existing product environments, contact centers and unified communications networks and our IT professional services ("ITPS") unit provides IT services to U.S. Government customers.

Financial Results Summary
Our revenues for the six months ended March 31, 2013 decreased 11% as compared to the corresponding period in the prior year. The decrease is primarily the result of lower customer spend on unified communications, contact center, and network products in a cautious spending environment. During the six months ended March 31, 2013, these factors impacting our revenues across most of our product solutions also contributed to lower maintenance and professional services revenues. Further, the reduction in spending by government customers in the U.S. in anticipation of sequestration and budget cuts has also negatively impacted our product and services revenues.
During the six months ended March 31, 2013, we experienced lower sales of our unified communications products, particularly gateways and legacy NES phones and platforms. We believe these declines are primarily attributable to customers delaying systems upgrades in a cautious spending environment. The decline in gateway sales may be in part impacted by better utilization of SIP technology, which enables our customers to do more with less hardware. We believe the decrease in our contact center product revenues is in part due to pricing pressures of the increasing competition in the marketplace as well as a growing market trend around Cloud consumption preferences with more customers exploring OPEX models for procuring services.
Operating loss for the six months ended March 31, 2013 was $49 million as compared to operating income of $16 million for the six months ended March 31, 2012, a decrease of $65 million. The decrease in operating income is primarily attributable to the decrease in revenues described above and the impact of an impairment charge to goodwill, partially offset by the continued benefit from cost savings initiatives.
Operating (loss) income for the six months ended March 31, 2013 and 2012 includes non-cash expenses for depreciation and amortization of $221 million and $286 million, goodwill impairment of $89 million and $0 and share-based compensation of $3 million and $5 million for each of the periods, respectively.
Net loss for the six months ended March 31, 2013 and 2012 was $277 million and $188 million, respectively. The increase in our net loss is primarily attributable to the decrease in operating income as described above, as well as costs incurred in connection with the modifications to certain credit facilities, and a decrease in the benefit from income taxes, partially offset by higher foreign currency transaction gains for the six months ended March 31, 2013 as compared to the six months ended March 31, 2012.

Results From Operations
Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012
Revenue
Our revenue for the three months ended March 31, 2013 and 2012 was $1,118 million and $1,257 million, respectively, a decrease of $139 million or 11%. Incremental revenue from the Radvision business for the current period was $20 million. The following table sets forth a comparison of revenue by portfolio:

	Three months ended March 31,
	2013	2012	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Dollars in millions			2013	2012
GCS	$473	$574	42%	46%	-18%	-18%
Purchase accounting adjustments	—	(1)	0%	0%	(1)	(1)
Networking	56	64	5%	5%	-13%	-13%
Total ECS product revenue	529	637	47%	51%	-17%	-17%
AGS	589	620	53%	49%	-5%	-4%
Total revenue	$1,118	$1,257	100%	100%	-11%	-11%

GCS revenue for the three months ended March 31, 2013 and 2012 was $473 million and $574 million, respectively, a decrease of $101 million or 18%. The decrease in GCS revenue was primarily the result of lower customer spend on unified communications and contact center products in a cautious spending environment as discussed above. These decreases were partially offset by the incremental revenue from the Radvision business for the current period.
Networking revenue for the three months ended March 31, 2013 and 2012 was $56 million and $64 million, respectively, a decrease of $8 million or 13%. The decrease in Networking revenue is primarily a result of lower demand.
AGS revenue for the three months ended March 31, 2013 and 2012 was $589 million and $620 million, respectively, a decrease of $31 million or 5%. The decrease in AGS revenue was primarily due to lower maintenance and professional services revenues as a result of lower product sales particularly in the U.S. and lower ITPS revenues associated with our U.S. government customers. These decreases were partially offset by an increase in revenues from managed services performed under SLAs entered into in prior periods.
The following table sets forth a comparison of revenue by location:

	Three months ended March 31,
	2013	2012	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Dollars in millions			2013	2012
U.S.	$592	$678	53%	54%	-13%	-13%
International:
EMEA	298	327	27%	26%	-9%	-9%
APAC - Asia Pacific	116	117	10%	9%	-1%	0%
Americas International - Canada and Latin America	112	135	10%	11%	-17%	-15%
Total International	526	579	47%	46%	-9%	-8%
Total revenue	$1,118	$1,257	100%	100%	-11%	-11%
Revenue in the U.S. for the three months ended March 31, 2013 and 2012 was $592 million and $678 million, respectively, a decrease of $86 million or 13%. The decrease in U.S. revenue was primarily attributable to lower sales of unified communications and contact center products, which contributed to lower revenues from maintenance and professional services, particularly with our U.S. Government customers. The decrease in U.S. revenue was also attributable to lower demand for networking products and was partially offset by the incremental revenues from the Radvision business.  Revenue in EMEA for the three months ended March 31, 2013 and 2012 was $298 million and $327 million, respectively, a decrease of $29 million or 9%. The decrease in EMEA revenue was primarily attributable to lower sales of unified communications products and to a lesser extent our contact center products, and was partially offset by revenues from the Radvision business. Revenue in APAC for the three months ended March 31, 2013 and 2012 was $116 million and $117 million, respectively. The decrease in APAC revenue is primarily attributable to lower sales of our networking products and professional services, partially offset by higher maintenance services. Revenue in Americas International was $112 million and $135 million for the three months ended March 31, 2013 and 2012, respectively, a decrease of $23 million or 17%. The decrease in Americas International revenue was primarily attributable to Canada, Brazil and the Andean Region and was primarily attributable to lower sales of unified communications products and contact center products, as well as an unfavorable impact of foreign currency.
We sell our solutions directly to end users and through an indirect sales channel. The following table sets forth a comparison of revenue from sales of products by channel:

	Three months ended March 31,
	2013	2012	Percentage of Total ECS Product Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Dollars in millions			2013	2012
Direct	$125	$166	24%	26%	-25%	-25%
Indirect	404	471	76%	74%	-14%	-14%
Total ECS product revenue	$529	$637	100%	100%	-17%	-17%

Gross Profit
The following table sets forth a comparison of gross profit by segment:

	Three months ended March 31,
	Gross Profit		Gross Margin		Change
Dollars in millions	2013	2012	2013	2012	Amount	Pct.
GCS	$270	$318	57.1%	55.4%	$(48)	(15)%
Networking	23	27	41.1%	42.2%	(4)	(15)%
ECS	293	345	55.4%	54.2%	(52)	(15)%
AGS	308	296	52.3%	47.7%	12	4%
Unallocated amounts	(15)	(28)	(1)	(1)	13	(1)
Total	$586	$613	52.4%	48.8%	$(27)	(4)%

(1)	Not meaningful
Gross profit for the three months ended March 31, 2013 and 2012 was $586 million and $613 million, respectively, a decrease of $27 million or 4%. The decrease was primarily attributable to a decrease in sales volume and lower pricing partially offset by the success of our gross margin improvement initiatives and the impact of lower amortization of technology intangible assets. Our gross margin improvement initiatives include exiting facilities, reducing the workforce, relocating positions to lower-cost geographies, productivity improvements, and obtaining better pricing from our contract manufacturers and transportation vendors. As a result of the above factors, gross margin increased to 52.4% for the three months ended March 31, 2013 from 48.8% for the three months ended March 31, 2012.
GCS gross profit for the three months ended March 31, 2013 and 2012 was $270 million and $318 million, respectively, a decrease of $48 million or 15%. The decrease in GCS gross profit is primarily due to the decrease in sales volume and lower pricing partially offset by the success of our gross margin improvement initiatives discussed above. As a result of the above factors, GCS gross margin increased to 57.1% for the three months ended March 31, 2013 compared to 55.4% for the three months ended March 31, 2012.
Networking gross profit for the three months ended March 31, 2013 and 2012 was $23 million and $27 million, respectively, a decrease of $4 million or 15%. Networking gross margin decreased to 41.1% for the three months ended March 31, 2013 from 42.2% for the three months ended March 31, 2012. The decreases in Networking gross profit and margin were due to lower revenues which did not allow us to leverage our fixed costs.
AGS gross profit for the three months ended March 31, 2013 and 2012 was $308 million and $296 million, respectively, an increase of $12 million or 4%. The increase in AGS gross profit is primarily due to the success of our gross margin improvement initiatives discussed above. We have redesigned the Avaya support website and continue to transition our customers from an agent-based support model to a self-service/web-based support model. These improvements have allowed us to reduce the workforce and relocate positions to lower-cost geographies. These increases in AGS gross profit were partially offset by a decrease in services revenue. As a result of the above factors, AGS gross margin increased to 52.3% for the three months ended March 31, 2013 compared to 47.7% for the three months ended March 31, 2012.
Unallocated amounts for the three months ended March 31, 2013 and 2012 include the effect of the amortization of acquired technology intangibles related to the acquisition of NES and the Merger, costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level, and certain purchase accounting adjustments in connection with the Merger. Unallocated costs for three months ended March 31, 2013 also included the effect of the amortization of acquired technology intangible assets related to the acquisition of Radvision in June 2012. The decrease in unallocated costs is primarily due to the impact of lower amortization associated with technology intangible assets acquired prior to fiscal 2012.

Operating expenses

	Three months ended March 31,
	2013	2012	Percentage of Revenue		Change
Dollars in millions			2013	2012	Amount	Pct.
Selling, general and administrative	$381	$414	34.1%	32.9%	$(33)	(8)%
Research and development	113	117	10.1%	9.3%	(4)	(3)%
Amortization of intangible assets	57	56	5.1%	4.5%	1	2%
Goodwill impairment	89	—	8.0%	—%	89	-
Restructuring and impairment charges, net	18	90	1.6%	7.2%	(72)	(80)%
Acquisition-related costs	—	2	—%	0.2%	(2)	(100)%
Total operating expenses	$658	$679	58.9%	54.1%	$(21)	(3)%
Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2013 and 2012 were $381 million and $414 million, respectively, a decrease of $33 million. The decrease was primarily due to lower expenses as a result of our cost savings initiatives and lower selling expenses. Our cost savings initiatives include exiting facilities, reducing the workforce and relocating positions to lower-cost geographies. These decreases were partially offset by the incremental expenses associated with the Radvision business.
Research and development (“R&D”) expenses for the three months ended March 31, 2013 and 2012 were $113 million and $117 million, respectively, a decrease of $4 million. The decrease was primarily due to a decrease in costs of new product development and cost savings initiatives. These decreases were partially offset by the incremental expenses associated with the Radvision business and a lower portion of product development costs that were capitalized in the current period. Capitalized software development costs for the three months ended March 31, 2013 and 2012 were $3 million and $7 million, respectively, a decrease of $4 million. Because the projects in our product development portfolio for the three months ended March 31, 2012 were generally further along in the development cycle than those for the three months ended March 31, 2013, we capitalized a lower portion of our current period R&D spend.
Amortization of intangible assets was $57 million and $56 million for the three months ended March 31, 2013 and 2012, respectively.
Goodwill impairment associated with our ITPS reporting unit for the three months ended March 31, 2013 was $89 million. The ITPS reporting unit provides specialized information technology services exclusively to U.S. government customers and has experienced a decline in revenues as compared to previous periods and a reduction in its forecasts for the remainder of fiscal 2013. The reporting unit was impacted by reduced government spending in anticipation of sequestration and general budget cuts. Additionally, there is much uncertainty regarding how sequestration cuts will be implemented and the impact they will have on contractors supporting the government. As a result of these events, the Company determined that an interim impairment test of the reporting unit's goodwill should be performed.
Based on our performance of step one of the goodwill impairment test, we determined that the estimated fair value of the ITPS reporting unit was less than the carrying value of its net assets (including goodwill). Based on the second step of the goodwill impairment test, we determined that the book value of the reporting unit's goodwill exceeded its implied fair value. Accordingly, we wrote down the goodwill balance by $89 million. The impairment was primarily the result of budgetary constraints, sequestration and uncertainty regarding spending on the part of the U.S. government. The reduced valuation of the reporting unit reflects additional market risks and lower sales forecasts for the reporting unit, which is consistent with economic trends at that time.
During the three months ended March 31, 2012, the Company tested goodwill for impairment and determined that no impairment existed. During the three months ended March 31, 2012, the Company experienced a decline in revenue as compared to the same period of the prior year and sequential quarters. This revenue decline impacted the Company’s forecasts for the remainder of fiscal 2012. As a result of these events, the Company determined that an interim impairment test of goodwill should be performed. Using the revised forecasts as of March 31, 2012, we performed step one of the impairment test of goodwill. Although the revised forecasts provided for lower cash flows, the respective book values of each reporting unit did not exceed their estimated fair values and therefore no impairment was identified.
Restructuring and impairment charges, net, for the three months ended March 31, 2013 and 2012 were $18 million and $90 million, respectively, a decrease of $72 million. The Company continued to identify opportunities to streamline its operations and generate cost savings which included consolidating and exiting facilities and eliminating employee positions. Restructuring charges recorded during the three months ended March 31, 2013 include employee separation costs of $9 million and lease obligations of $9 million. The employee separation costs are primarily associated with employee severance actions in EMEA and the U.S. Restructuring charges recorded during the three months ended March 31, 2012 include employee separation costs of $87 million and lease obligations of $3 million. Employee separation charges for this period are primarily associated with employee severance actions in Germany. In April 2013, the Company initiated a voluntary employee severance program in the U.S. and will recognize the expense associated with this program during the quarter ending June 30, 2013.  The Company is also evaluating the potential for additional employee severance actions to reduce headcount globally and could initiate these actions during the quarter ending June 30, 2013. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future and the costs of those actions could be material.
Acquisition-related costs for the three months ended March 31, 2012 was $2 million and include third-party legal and other costs related to business acquisitions in fiscal 2012. There were no acquisition-related costs for the three months ended March 31, 2013.
Operating Loss
For the three months ended March 31, 2013, operating loss was $72 million compared to $66 million for the three months ended March 31, 2012.
Operating loss for the three months ended March 31, 2013 and 2012 includes non-cash expenses for depreciation and amortization of $107 million and $143 million, goodwill impairment of $89 million and $0, and share-based compensation of $1 million and $2 million for each of the periods, respectively.
Interest Expense
Interest expense for the three months ended March 31, 2013 and 2012 was $116 million and $108 million, respectively, which includes non-cash interest expense of $6 million in each period. Non-cash interest expense for each period includes amortization of debt issuance costs and accretion of debt discount. Cash interest expense for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 increased as a result of certain debt refinancing transactions partially offset by a decrease in interest expense associated with the expiration of certain unfavorable interest rate swap contracts.
During the six months ended March 31, 2013, the Company completed a series of transactions which allowed the Company to refinance term loans under its senior secured credit facilities that originally matured October 26, 2014 and senior unsecured notes that originally matured on November 1, 2015. As a result of these debt refinancing transactions, the interest rate associated with the portion of the Company's debt that was refinanced increased. See Note 7, "Financing Arrangements" to our unaudited interim consolidated financial statements for further details.
Loss on Extinguishment of Debt
In connection with the refinancing of $584 million of outstanding term B-1 loans, we recognized a loss on extinguishment of debt for the three months ended March 31, 2013 of $3 million. The loss represents the difference between the reacquisition price and the carrying value (including unamortized discount and debt issue costs) of the debt. See Note 7, "Financing Arrangements" to our unaudited interim consolidated financial statements for further details on the refinancing of our term B-1 loans.
Other Income (Expense), Net
Other income, net for the three months ended March 31, 2013 was $2 million as compared to other expense, net of $12 million for the three months ended March 31, 2012. Other income, net, for the three months ended March 31, 2013 includes net foreign currency transaction gains of $17 million, partially offset by third party fees incurred in connection with debt modifications of $14 million. Also included in other income, net for the three months ended March 31, 2013 is a $1 million translation loss recognized in connection with the devaluation of the bolivar by the Venezuela government in February 2013. Other expense, net for the three months ended March 31, 2012 includes net foreign currency transaction losses of $11 million.
(Provision for) Benefit from Income Taxes
The provision for income taxes for the three months ended March 31, 2013 was $3 million, as compared to a benefit from income taxes of $24 million for the three months ended March 31, 2012.
The effective rate for the three months ended March 31, 2013 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss, (2) changes in the valuation allowance established against the Company’s deferred tax assets, and (3) a $14 million release of valuation allowance associated with tax expense on net gains in other comprehensive income.
The effective rate for the three months ended March 31, 2012 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss, (2) changes in the valuation allowance established against the Company’s deferred tax assets and (3) a $6 million increase in the valuation allowance associated with tax expense on net gains in other comprehensive income.
During the three months ended March 31, 2012, the Company recorded a tax benefit of $6 million to other comprehensive income primarily relating to pension benefits. The benefit to other comprehensive income and increase in related deferred tax assets resulted in the recording of an income tax expense in continuing operations related to the increase of the corresponding valuation allowance.
Six Months Ended March 31, 2013 Compared with Six Months Ended March 31, 2012
Revenue
Our revenue for the six months ended March 31, 2013 and 2012 was $2,358 million and $2,644 million, respectively, a decrease of $286 million or 11%. Incremental revenue from the Radvision business for the current period was $44 million. The following table sets forth a comparison of revenue by portfolio:

	Six months ended March 31,
	2013	2012	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Dollars in millions			2013	2012
GCS	$1,046	$1,241	44%	47%	-16%	-16%
Purchase accounting adjustments	—	(1)	0%	0%	(1)	(1)
Networking	114	146	5%	5%	-22%	-22%
Total ECS product revenue	1,160	1,386	49%	52%	-16%	-16%
AGS	1,198	1,258	51%	48%	-5%	-4%
Total revenue	$2,358	$2,644	100%	100%	-11%	-10%

GCS revenue for the six months ended March 31, 2013 and 2012 was $1,046 million and $1,241 million, respectively, a decrease of $195 million or 16%. The decrease in GCS revenue was primarily the result of lower customer spend on unified communications and contact center products in a cautious spending environment as discussed above. These decreases were partially offset by the incremental revenue from the Radvision business for the current period.
Networking revenue for the six months ended March 31, 2013 and 2012 was $114 million and $146 million, respectively, a decrease of $32 million or 22%. The decrease in Networking revenue is primarily a result of lower demand.
AGS revenue for the six months ended March 31, 2013 and 2012 was $1,198 million and $1,258 million, respectively, a decrease of $60 million or 5%. The decrease in AGS revenue was primarily due to lower maintenance and professional services revenues as a result of lower product sales particularly in the U.S. and lower ITPS revenues associated with our U.S. government customers. These decreases were partially offset by an increase in revenues from operational services performed under SLAs entered into in prior periods.

The following table sets forth a comparison of revenue by location:

	Six months ended March 31,
	2013	2012	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Dollars in millions			2013	2012
U.S.	$1,262	$1,426	54%	54%	(12)%	(12)%
International:
EMEA	629	692	27%	26%	(9)%	(8)%
APAC - Asia Pacific	239	243	10%	9%	(2)%	(1)%
Americas International - Canada and Latin America	228	283	9%	11%	(19)%	(18)%
Total International	1,096	1,218	46%	46%	(10)%	(9)%
Total revenue	$2,358	$2,644	100%	100%	(11)%	(10)%
Revenue in the U.S. for the six months ended March 31, 2013 and 2012 was $1,262 million and $1,426 million, respectively, a decrease of $164 million or 12%. The decrease in U.S. revenue was primarily attributable to lower sales associated with our unified communications and contact center products, which contributed to lower revenues from maintenance and professional services, particularly with our U.S. Government customers. The decrease is also attributable to lower sales associated with our contact center and networking products and was partially offset by the incremental revenues from the Radvision business.  Revenue in EMEA for the six months ended March 31, 2013 and 2012 was $629 million and $692 million, respectively, a decrease of $63 million or 9%. The decrease in EMEA revenue was primarily attributable to lower sales associated with our unified communications and contact center products and to a lesser extent an unfavorable impact of foreign currency and was partially offset by the incremental revenues from the Radvision business. Revenue in APAC for the six months ended March 31, 2013 and 2012 was $239 million and $243 million, respectively, a decrease of $4 million or 2%. The decrease in APAC revenue is primarily attributable to lower revenues associated with our unified communications products and professional services, and an unfavorable impact of foreign currency, partially offset by higher maintenance services. Revenue in Americas International was $228 million and $283 million for the six months ended March 31, 2013 and 2012, respectively, a decrease of $55 million or 19%. The decrease in Americas International revenue was particularly attributable to Canada and Brazil and was associated primarily with our unified communications and contact center products, as well as an unfavorable impact of foreign currency.
We sell our solutions directly to end users and through an indirect sales channel. The following table sets forth a comparison of revenue from sales of products by channel:

	Six months ended March 31,
	2013	2012	Percentage of Total ECS Product Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Dollars in millions			2013	2012
Direct	$266	$333	23%	24%	(20)%	(20)%
Indirect	894	1,053	77%	76%	(15)%	(15)%
Total ECS product revenue	$1,160	$1,386	100%	100%	(16)%	(16)%

Gross Profit
The following table sets forth a comparison of gross profit by segment:

	Six months ended March 31,
	Gross Profit		Gross Margin		Change
Dollars in millions	2013	2012	2013	2012	Amount	Pct.
GCS	$619	$718	59.2%	57.9%	(99)	(14)%
Networking	45	64	39.5%	43.8%	(19)	(30)%
ECS	664	782	57.2%	56.4%	(118)	(15)%
AGS	626	609	52.3%	48.4%	17	3%
Unallocated amounts	(38)	(74)	(1)	(1)	36	(1)
Total	$1,252	$1,317	53.1%	49.8%	(65)	(5)%

(1)	Not meaningful
Gross profit for the six months ended March 31, 2013 and 2012 was $1,252 million and $1,317 million, respectively, a decrease of $65 million or 5%. The decrease is primarily attributable to a decrease in sales volume and lower pricing partially offset by the success of our gross margin improvement initiatives, the impact of lower amortization of technology intangible assets, and a $5 million benefit associated with the release of a contingent liability related to a labor matter in EMEA that we released as a result of a favorable court ruling. Our gross margin improvement initiatives include exiting facilities, reducing the workforce, relocating positions to lower-cost geographies, productivity improvements, and obtaining better pricing from our contract manufacturers and transportation vendors. As a result of the above factors, gross margin increased to 53.1% for the six months ended March 31, 2013 from 49.8% for the six months ended March 31, 2012.
GCS gross profit for the six months ended March 31, 2013 and 2012 was $619 million and $718 million, respectively, a decrease of $99 million or 14%. The decrease in GCS gross profit is primarily due to the decrease in sales volume and lower pricing partially offset by the success of our gross margin improvement initiatives discussed above. As a result of the above factors, GCS gross margin increased to 59.2% for the six months ended March 31, 2013 compared to 57.9% for the six months ended March 31, 2012.
Networking gross profit for the six months ended March 31, 2013 and 2012 was $45 million and $64 million, respectively, a decrease of $19 million or 30%. Networking gross margin decreased to 39.5% for the six months ended March 31, 2013 from 43.8% for the six months ended March 31, 2012. The decreases in Networking gross profit and margin were due to lower revenues which did not allow us to leverage our fixed costs.
AGS gross profit for the six months ended March 31, 2013 and 2012 was $626 million and $609 million, respectively, an increase of $17 million or 3%. The increase in AGS gross profit is primarily due to the continued benefit from our gross margin improvement initiatives discussed above, and a $5 million benefit associated with the release of a contingent liability related to a labor matter in EMEA that we released as a result of a favorable court ruling. We have redesigned the Avaya support website and continue to transition our customers from an agent-based support model to a self-service/web-based support model. These improvements have allowed us to reduce the workforce and relocate positions to lower-cost geographies. These increases in AGS gross profit were partially offset by a decrease in services revenue. As a result of the above factors, AGS gross margin increased to 52.3% for the six months ended March 31, 2013 compared to 48.4% for the six months ended March 31, 2012.
Unallocated amounts for the six months ended March 31, 2013 and 2012 include the effect of the amortization of acquired technology intangibles related to the acquisition of NES and the Merger, costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level, and certain purchase accounting adjustments in connection with the Merger. Unallocated costs for six months ended March 31, 2013 also included the effect of the amortization of acquired technology intangible assets related to the acquisition of Radvision in June 2012. The decrease in unallocated costs is primarily due to the impact of lower amortization associated with technology intangible assets acquired prior to fiscal 2012.

Operating expenses

	Six months ended March 31,
	2013	2012	Percentage of Revenue		Change
Dollars in millions			2013	2012	Amount	Pct.
Selling, general and administrative	$765	$847	32.4%	32.0%	$(82)	(10)%
Research and development	231	228	9.8%	8.6%	3	1%
Amortization of intangible assets	114	112	4.8%	4.2%	2	2%
Goodwill impairment	89	—	3.8%	—%	89	-
Restructuring and impairment charges, net	102	111	4.3%	4.2%	(9)	(8)%
Acquisition-related costs	—	3	—%	0.1%	(3)	(100)%
Total operating expenses	$1,301	$1,301	55.1%	49.1%	$—	—%
SG&A expenses for the six months ended March 31, 2013 and 2012 were $765 million and $847 million, respectively, a decrease of $82 million. The decrease was primarily due to lower expenses as a result of our cost savings initiatives, lower selling expenses, and a $3 million benefit associated with the release of a contingent liability related to a labor matter in EMEA that we released as a result of a favorable court ruling. Our cost savings initiatives include exiting facilities, reducing the workforce and relocating positions to lower-cost geographies. These decreases were partially offset by the incremental expenses associated with the Radvision business.
R&D expenses for the six months ended March 31, 2013 and 2012 were $231 million and $228 million, respectively, an increase of $3 million. The increase was primarily due to the incremental expenses associated with the Radvision business and a lower portion of product development costs that were capitalized in the current period. These increases were partially offset by lower expenses associated with our cost savings initiatives discussed above. Capitalized software development costs for the six months ended March 31, 2013 and 2012 were $10 million and $19 million, respectively, a decrease of $9 million. Because the projects in our product development portfolio for the six months ended March 31, 2012 were generally further along in the development cycle than those for the six months ended March 31, 2013, we capitalized a lower portion of our current period R&D spend.
Amortization of intangible assets was $114 million and $112 million for the six months ended March 31, 2013 and 2012, respectively.
Goodwill impairment associated with our ITPS reporting unit for the six months ended March 31, 2013 was $89 million. The ITPS reporting unit provides specialized information technology services exclusively to U.S. government customers and has experienced a decline in revenues as compared to previous periods and a reduction in its forecasts for the remainder of fiscal 2013. The reporting unit was impacted by reduced government spending in anticipation of sequestration and general budget cuts. Additionally, there is much uncertainty regarding how sequestration cuts will be implemented and the impact they will have on contractors supporting the government. As a result of these events, the Company determined that an interim impairment test of the reporting unit's goodwill should be performed.
Based on our performance of step one of the goodwill impairment test, we determined that the estimated fair value of the ITPS reporting unit was less than the carrying value of its net assets (including goodwill). Based on the second step of the goodwill impairment test, we determined that the book value of the reporting unit's goodwill exceeded its implied fair value. Accordingly, we wrote down the goodwill balance by $89 million. The impairment was primarily the result of budgetary constraints, sequestration and uncertainty regarding spending on the part of the U.S. government. The reduced valuation of the reporting unit reflects additional market risks and lower sales forecasts for the reporting unit, which is consistent with economic trends at that time.
During the three months ended March 31, 2012, the Company tested goodwill for impairment and determined that no impairment existed. During the three months ended March 31, 2012, the Company experienced a decline in revenue as compared to the same period of the prior year and sequential quarters. This revenue decline impacted the Company’s forecasts for the remainder of fiscal 2012. As a result of these events, the Company determined that an interim impairment test of goodwill should be performed. Using the revised forecasts as of March 31, 2012, we performed step one of the impairment test of goodwill. Although the revised forecasts provided for lower cash flows, the respective book value of each reporting unit did not exceed their estimated fair values and therefore no impairment existed.
Restructuring and impairment charges, net, for the six months ended March 31, 2013 and 2012 were $102 million and $111 million, respectively, a decrease of $9 million. The Company continued to identify opportunities to streamline its operations and generate cost savings which included consolidating and exiting facilities and eliminating employee positions. Restructuring charges recorded during the six months ended March 31, 2013 include employee separation costs of $79 million and lease obligations of $23 million. The employee separation costs are primarily associated with employee severance actions in EMEA and the U.S. The EMEA approved plan provides for the elimination of 234 positions and resulted in a charge of $47 million. The separation charges include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. A voluntary program offered to certain management employees in the U.S. resulted in the elimination of 195 positions and resulted in a charge of $9 million. Restructuring charges for the six months ended March 31, 2013 includes lease obligations primarily related to the Company's Maidenhead, United Kingdom, Guilford, United Kingdom, and Highlands Ranch, Colorado facilities. Restructuring charges recorded during the six months ended March 31, 2012 include employee separation costs of $107 million and lease obligations of $4 million. Employee separation charges for this period are primarily associated with employee severance actions in the EMEA, U.S., and Canada. In April 2013, the Company initiated a voluntary employee severance program in the U.S. and will recognize the expense associated with this program during the quarter ending June 30, 2013.  The Company is also evaluating the potential for additional employee severance actions to reduce headcount globally and could initiate these actions during the quarter ending June 30, 2013. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future and the costs of those actions could be material.
Acquisition-related costs for the six months ended March 31, 2012 was $3 million and include third-party legal and other costs related to business acquisitions in fiscal 2012. There were no acquisition-related costs for the six months ended March 31, 2013.
Operating (Loss) Income
For the six months ended March 31, 2013, operating loss was $49 million compared to operating income of $16 million for the six months ended March 31, 2012.
Operating (loss) income for the six months ended March 31, 2013 and 2012 includes non-cash expenses for depreciation and amortization of $221 million and $286 million, goodwill impairment of $89 million and $0, and share-based compensation of $3 million and $5 million for each of the periods, respectively.
Interest Expense
Interest expense for the six months ended March 31, 2013 and 2012 was $224 million and $217 million, respectively, which includes non-cash interest expense of $12 million in each period. Non-cash interest expense for each period includes amortization of debt issuance costs and accretion of debt discount. Cash interest expense for the six months ended March 31, 2013 compared to the six months ended March 31, 2012 increased as a result of certain debt refinancing transactions partially offset by a decrease in interest expense as a result of the expiration of certain unfavorable interest rate swap contracts.
During the six months ended March 31, 2013, the Company completed a series of transactions which allowed the Company to refinance term loans under its senior secured credit facilities that originally matured October 26, 2014 and senior unsecured notes that originally matured on November 1, 2015. As a result of these debt refinancing transactions, the interest rate associated with the portion of the Company's debt that was refinanced increased. See Note 7, "Financing Arrangements" to our unaudited interim consolidated financial statements for further details.
Loss on Extinguishment of Debt
In connection with (1) the issuance of our 9% Senior Secured Notes and the payment of $284 million of our term B-5 loans and (2) the refinancing of $584 million of outstanding term B-1 loans, we recognized a loss on extinguishment of debt for the six months ended March 31, 2013 of $6 million. The loss represents the difference between the reacquisition price and the carrying value (including unamortized discount and debt issue costs) of the debt. See Note 7, "Financing Arrangements" to our unaudited interim consolidated financial statements for further details.
Other Expense, Net
Other expense, net, for the six months ended March 31, 2013 was $4 million as compared to $13 million for the six months ended March 31, 2012. Other expense, net, for the current period includes third party fees incurred in connection with debt modifications of $18 million, partially offset by net foreign currency transaction gains of $15 million. Also included in other expense, net for the six months ended March 31, 2013 is a $1 million translation loss recognized in connection with the devaluation of the bolivar by the Venezuela government in February 2013. Other expense, net for the six months ended March 31, 2012 includes net foreign currency transaction losses of $12 million.
Benefit from Income Taxes
The benefit from income taxes for the six months ended March 31, 2013 was $6 million, as compared to a benefit from income taxes of $26 million for the six months ended March 31, 2012.
The effective rate for the six months ended March 31, 2013 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss, (2) changes in the valuation allowance established against the

Company’s deferred tax assets, (3) $17 million of income tax benefit recognized upon the expiration of certain interest rate swaps, and (4) $16 million release of valuation allowance associated with tax expense on net gains in other comprehensive income.
During the six months ended March 31, 2013, the Company recognized $17 million of income tax benefit related to the elimination of the tax effect of certain interest rate swaps in other comprehensive income. The tax effect of such interest rate swaps was recognized in other comprehensive income prior to the establishment of a valuation allowance against the Company's U.S. net deferred tax assets and was eliminated following the expiration of the final interest rate swap upon which the tax effect was established.
During the six months ended March 31, 2013, the Company recorded a tax charge of $16 million to other comprehensive income primarily relating to pension benefits. The charge to other comprehensive income and decrease in related deferred tax assets resulted in the recording of an income tax benefit in continuing operations related to the release of the corresponding valuation allowance.
The effective rate for the six months ended March 31, 2012 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss, (2) changes in the valuation allowance established against the Company’s deferred tax assets and (3) $6 million release of valuation allowance associated with tax expense on net gains in other comprehensive income.
During the six months ended March 31, 2012, the Company recorded a tax charge of $6 million to other comprehensive income primarily relating to pension benefits. The charge to other comprehensive income and decrease in related deferred tax assets resulted in the recording of an income tax benefit in continuing operations related to the release of the corresponding valuation allowance.
Liquidity and Capital Resources
Cash and cash equivalents decreased by $35 million to $302 million at March 31, 2013 from $337 million at September 30, 2012. Our existing cash balance, cash generated by operations and borrowings available under our credit facilities are our primary sources of short-term liquidity. Based on our current level of operations, we believe these sources will be adequate to meet our liquidity needs for at least the next 12 months. Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. As part of our analysis, we have assessed the implications of recent financial events on our current business and determined that these market conditions have not affected our ability to meet our obligations as they come due in the ordinary course of business and have not had a significant impact on our liquidity as of March 31, 2013. However, we cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under our credit facilities in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs.
Sources and Uses of Cash
A condensed statement of cash flows for the six months ended March 31, 2013 and 2012 follows:

	Six months ended March 31,
In millions	2013	2012
Net cash (used for) provided by:
Net loss	$(277)	$(188)
Adjustments to net loss for non-cash items	308	324
Changes in operating assets and liabilities	57	(105)
Operating activities	88	31
Investing activities	(59)	(63)
Financing activities	(59)	(20)
Effect of exchange rate changes on cash and cash equivalents	(5)	7
Net decrease in cash and cash equivalents	(35)	(45)
Cash and cash equivalents at beginning of period	337	400
Cash and cash equivalents at end of period	$302	$355

Operating Activities
Cash provided by operating activities was $88 million for the six months ended March 31, 2013 compared to cash provided by operating activities of $31 million for the six months ended March 31, 2012.
Adjustments to reconcile net loss to net cash provided by operations for the six months ended March 31, 2013 and 2012 were $308 million and $324 million, respectively and primarily consisted of depreciation and amortization of $221 million and $286 million, respectively. Adjustments to reconcile net loss to net cash provided by operations during the six months ended March 31, 2013 also included goodwill impairment of $89 million and third-party fees expensed in connection with our debt modifications of $18 million, which were partially offset by unrealized gains on foreign currency exchanges of $27 million.
During the six months ended March 31, 2013, changes in our operating assets and liabilities resulted in a net increase in cash and cash equivalents of $57 million. The net increase was driven by improvements in the collection of receivables, increases in deferred revenues attributable to a significant number of annual prepaid maintenance contracts closed in January 2013, and the effects of non-cash business restructuring reserves net of cash payments against our reserves. These increases in cash and cash equivalents were partially offset by payment of accrued interest, payments associated with our employee incentive programs and the pay down of accounts payable.
During the six months ended March 31, 2012, changes in our operating assets and liabilities resulted in a net decrease in cash and cash equivalents of $105 million. The net decrease was primarily driven by the payment of accrued interest, payments associated with our business restructuring reserves and payments associated with our employee incentive programs.
Investing Activities
Cash used for investing activities was $59 million and $63 million for the six months ended March 31, 2013 and 2012, respectively. The primary use of cash for investing activities for the six months ended March 31, 2013 was related to capital expenditures and capitalized software development costs of $47 million and $10 million, respectively. These uses of cash for investing activities for the six months ended March 31, 2013 were partially offset by $9 million of cash proceeds from the sales of long-lived assets. Cash used for investing activities for the six months ended March 31, 2012 included capital expenditures and capitalized software development costs of $38 million and $19 million, respectively. Further, during the six months ended March 31, 2013 and 2012, the Company advanced to Parent $10 million and $8 million, respectively, in exchange for notes receivable. The principal amount of these notes plus any accrued and unpaid interest are due in full October 3, 2015 and October 3, 2014 with interest at the rate of 0.93% and 1.63% per annum, respectively. The proceeds of these notes were used by Parent to partially fund an acquisition in October 2011. Once the acquisition was complete, Parent immediately merged the acquired entity with and into the Company, with the Company surviving the merger. Also included in cash used for investing activities for the six months ended March 31, 2012 is $4 million for other acquisitions and $8 million of cash proceeds for the sale of investments and long-lived assets.
Financing Activities
Net cash used for financing activities was $59 million and $20 million for the six months ended March 31, 2013 and 2012. Cash from financing activities for the six months ended March 31, 2013 includes proceeds of $589 million from the issuance of senior secured term B-5 loans and proceeds of $290 million from the issuance of 9% Senior Secures Notes. The proceeds from the issuance of the senior secured term B-5 loans were used to repay $584 million principal amount of our senior secured term B-1 loans and the proceeds from the issuance of the 9% Senior Secured Notes were used to repay $284 million principal amount of our term B-5 loans. Cash used for financing activities for the six months ended March 31, 2013 also includes cash paid for debt issuance and modification costs of $49 million. Included in cash used for financing activities is $19 million in scheduled debt payments for each of the six months ended March 31, 2013 and 2012. See Note 7, "Financing Arrangements" to our unaudited consolidated financial statements for further details on the debt refinancing transactions entered into during the six months ended March 31, 2013.
Credit Facilities
We have entered into borrowing arrangements and further amended the arrangements with several financial institutions in connection with the Merger on October 26, 2007 and the acquisitions of the enterprise solutions business ("NES"). See Note 7, "Financing Arrangements" to our unaudited consolidated financial statements for further details.
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
During the three months ended March 31, 2013, the Company refinanced the remaining $584 million of term B-1 loans outstanding under its senior secured credit facility with the cash proceeds of $589 million aggregate principal amount of term B-5 loans under the senior secured credit facility.
Additionally, during the three months ended March 31, 2013, the Company refinanced $1,384 million of senior unsecured notes, through (1) amendments to the senior secured credit facility and the senior secured multi-currency asset-based revolving credit facility permitting the refinancing of the 9.75% senior unsecured notes due 2015 and 10.125%/10.875% senior unsecured PIK toggle notes due 2015 (collectively, the “Old Notes”) with indebtedness secured by a lien on certain collateral on a junior-priority basis and (2) the exchange of $1,384 million of Old Notes for $1,384 million of 10.50% senior secured notes due 2021.
As of March 31, 2013, term loans outstanding under the Cash Flow Credit Agreement include term B-3 loans, term B-4 loans and term B-5 loans with remaining face values (after all principal payments through March 31, 2013) of $2,139 million, $1 million, and $1,148 million respectively. The Company regularly evaluates market conditions, its liquidity profile, and various financing alternatives for opportunities to enhance its capital structure. If opportunities are favorable, the Company may refinance existing debt or issue additional debt securities.
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
Specifically, we expect our primary cash requirements for the remainder of fiscal 2013 to be as follows:

•
Benefit obligations—We estimate we will make payments under our pension and postretirement obligations totaling $104 million during the remainder of fiscal 2013. These payments include: $67 million to satisfy the minimum statutory funding requirements of our U.S. qualified plans, $4 million of payments under our U.S. benefit plans which are not pre-funded, $8 million under our non-U.S. benefit plans which are predominately not pre-funded, $21 million under our U.S. retiree medical benefit plan which is not pre-funded and $4 million under the agreements for represented retirees to post-retirement health trusts. See discussion in Note 11, “Benefit Obligations” to our unaudited interim consolidated financial statements for further details of our benefit obligations.

•
Debt service—As discussed above and in Note 7, "Financing Arrangements" to our unaudited interim consolidated financial statements, the Company entered into certain refinancing transactions during the six months ended March 31, 2013. We expect to make payments of $242 million during the remainder of fiscal 2013 for principal and interest associated with our long-term debt, as refinanced. We will also make payments associated with our interest rate swaps used to reduce the Company’s exposure to variable-rate interest payments.

•	Capital expenditures—We expect to spend approximately $62 million for capital expenditures and capitalized software development costs during the remainder of fiscal 2013.

•
Restructuring payments—We expect to make payments of approximately $56 million during the remainder of fiscal 2013 for employee separation costs and lease termination obligations associated with restructuring actions we have implemented through March 31, 2013.

As discussed above and in Note 7, "Financing Arrangements" to our unaudited interim consolidated financial statements, the Company entered into certain refinancing transactions during the six months ended March 31, 2013. Annual maturities of debt, based on our debt profile as of March 31, 2013 and September 30, 2012, for the next five years ending September 30th and thereafter consist of:

In millions	March 31, 2013	September 30, 2012
2013	$19	$38
2014	38	38
2015	53	1,442
2016	174	1,542
2017	38	23
2018 and thereafter	5,799	3,046
Total	$6,121	$6,129

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

Debt Ratings
As of March 31, 2013, we had a long-term corporate family rating of B3 with a negative outlook from Moody’s and a corporate credit rating of B- with a stable outlook from Standard & Poor’s. Our ability to obtain additional external financing and the related cost of borrowing may be affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies.
Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K filed with the SEC on December 9, 2012 and determined that there were no significant changes to our critical accounting policies in the three months ended March 31, 2013 except for recently adopted accounting guidance as discussed in Note 2, “Recent Accounting Pronouncements” to our unaudited interim consolidated financial statements.
Goodwill, Intangible and Long-lived Assets
March 31, 2013
During the second quarter of fiscal 2013, the Company tested the long-lived assets and goodwill of its ITPS reporting unit for impairment.  The ITPS reporting unit provides specialized information technology services exclusively to government customers in the U.S.  During the three months ended March 31, 2013, ITPS experienced a decline in revenues as a result of reduced government spending in anticipation of sequestration and budget cuts.  Additionally there is uncertainty regarding how the sequestration and budget cuts will be implemented and the impact they will have on contractors supporting the government.  As a result of these events, the Company determined that an interim impairment test of the reporting unit's long-lived assets and goodwill should be performed.
Using the revised forecasts, the Company tested the intangible assets and other long-lived assets of the ITPS reporting unit for impairment during the three months ended March 31, 2013 and no impairment was identified.
The test of goodwill for impairment began with preparing a valuation of the ITPS reporting unit utilizing our latest near-term and long-term cash flow forecasts.  The valuation was prepared based on a discounted cash flow model, consistent with the methodology used as part of the annual goodwill impairment test.  This valuation reflected additional market risks and lower sales forecasts for the reporting unit, which are consistent with the government events and economic trends at that time.  Specifically, the discounted cash flow model used a discount rate of 13% and did not provide for long-term growth.
The results of step one of the goodwill impairment test indicated that the estimated fair value of the ITPS reporting unit was less than the carrying value of its net assets (including goodwill) and as such, the Company performed step two of the impairment test.  The second step of the impairment test compares the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill.  If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value is determined in the same manner as the amount of goodwill recognized in a business combination.  That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  This allocation is performed only for purposes of assessing goodwill for impairment; accordingly Avaya did not adjust the net book value of the assets and liabilities on its Consolidated Balance Sheets other than goodwill as a result of this process.
As a result of the application of step two of the goodwill impairment test, the Company estimated the implied fair value of the goodwill to be $44 million as compared with a carrying value of $133 million and recorded an impairment to goodwill of $89 million.  See Note 4, “Goodwill and Intangible Assets” to our consolidated interim financial statements.
The financial forecast utilized for purposes of the impairment analysis is based on estimated future cash flows that a market participant would expect the reporting unit to generate in the future.  While the Company believes the assumptions used in the impairment analysis are reasonable, changes in the projected cash flows, the discount rate, and short-term and long-term growth rates could produce significantly different results for the impairment analysis.  Internal and external factors could result in changes in these assumptions which may result in future impairment tests and charges.  The Company will continue to monitor any changes in circumstances for indicators of impairment.
The Company determined that no events occurred or circumstances changed during the six months ended March 31, 2013 that would more likely than not reduce the fair value of its other reporting units below their respective carrying amounts.  As part of the annual goodwill impairment test at September 30, 2012, the Company applied a hypothetical 10% decrease to the fair value of each reporting unit in order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test.  This hypothetical decrease in the fair value of each reporting unit at September 30, 2012 indicated that no other reporting unit was at risk for failing step one of the goodwill impairment assessment.

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

The unaudited reconciliation of net loss, which is a GAAP measure, to EBITDA and Adjusted EBITDA is presented below:

	Three months ended March 31,		Six months ended March 31,
(In millions)	2013	2012	2013	2012
Net loss	$(192)	$(162)	$(277)	$(188)
Interest expense	116	108	224	217
Interest income	—	(1)	(1)	(2)
Provision for (benefit from) income taxes	3	(24)	(6)	(26)
Depreciation and amortization	107	143	221	286
EBITDA	34	64	161	287
Impact of purchase accounting adjustments	—	1	—	1
Restructuring charges, net	18	90	102	111
Sponsors’ fees (a)	2	2	4	4
Acquisition-related costs (b)	—	2	—	3
Integration-related costs (c)	5	3	9	8
Loss on extinguishment of debt (d)	3	—	6	—
Third-party fees expensed in connection with the debt modification (e)	14	—	18	—
Non-cash share-based compensation	1	2	3	5
Loss on investments and sale of long-lived assets, net	—	2	—	3
Goodwill impairment	89	—	89	—
Venezuela hyperinflationary and devaluation charges	1	—	1	—
(Gain) loss on foreign currency transactions	(17)	11	(15)	12
Pension/OPEB/nonretirement postemployment benefits and long-term disability costs (f)	22	23	45	45
Adjusted EBITDA	$172	$200	$423	$479

(a)	Sponsors’ fees represent monitoring fees payable to affiliates of the Sponsors pursuant to a management services agreement entered into at the time of the Merger.

(b)	Acquisition-related costs include legal and other costs related to Radvision, the acquisition of NES and other acquisitions.

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

(d)
Loss on extinguishment of debt represents the loss recognized in connection with the repayment of $284 million of term B-5 loans and $584 million of term B-1 loans. The loss is based on the difference between the reacquisition price and the carrying value (including unamortized debt issue costs) of the debt. See Note 7, “Financing Arrangements,” to our unaudited interim consolidated financial statements located elsewhere in this Form 10-Q.

(e)
The third-party fees expensed in connection with debt modification represent fees paid to third parties in connection with modifications of the senior secured credit facility and the exchange of $1,384 million of senior unsecured notes for senior secured notes. See Note 7, “Financing Arrangements,” to our unaudited interim consolidated financial statements located elsewhere in this Form 10-Q.

(f)
Represents that portion of our pension costs, other post-employment benefit costs and non-retirement post-employment benefit costs representing the amortization of prior service costs and net actuarial gains/losses associated with these employment benefits.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risk” in Avaya’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 filed with the SEC on December 12, 2012. As of March 31, 2013, there has been no material changes in this information.

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

There have been no material changes during the quarterly period ended March 31, 2013 to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information.

Pursuant to Section 15(d) of the Securities Exchange Act of 1934, the Company’s obligations to file periodic and current reports ended as of October 1, 2010. Nevertheless, the Company continues to file periodic reports and current reports with the SEC voluntarily to comply with the terms of the indenture governing its senior secured notes due 2021.

During and subsequent to the quarter ended March 31, 2013, no events took place that were required to be disclosed in a report on Form 8-K but were not reported.

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

101
The following materials from Avaya Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at March 31, 2013 and September 30, 2012, (ii) Consolidated Statement of Operations for the three and six months ended March 31, 2013 and 2012(iii) the Consolidated Statement of Comprehensive Income for the three and six months ended March 31, 2013 and 2012 (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2013 and 2012, and (v) Notes to Consolidated Financial Statements (Unaudited)*

*
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

May 10, 2013