Form 10-Q
period 2013-06-30
AVAYA INC
filed 2013-08-09
CIK 1116521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of August 9, 2013, 100 shares of Common Stock, $.01 par value, of the registrant were outstanding.

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

\

Avaya Inc.
Consolidated Statements of Operations (Unaudited)
(In millions)

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
REVENUE
Products	$560	$634	$1,720	$2,020
Services	590	616	1,788	1,874
	1,150	1,250	3,508	3,894
COSTS
Products:
Costs (exclusive of amortization of technology intangible assets)	234	271	731	862
Amortization of technology intangible assets	13	47	49	146
Services	276	309	849	946
	523	627	1,629	1,954
GROSS PROFIT	627	623	1,879	1,940
OPERATING EXPENSES
Selling, general and administrative	380	405	1,145	1,252
Research and development	112	116	343	344
Amortization of intangible assets	57	57	171	169
Goodwill impairment	—	—	89	—
Restructuring and impairment charges, net	63	21	165	132
Acquisition-related costs	1	1	1	4
	613	600	1,914	1,901
OPERATING INCOME (LOSS)	14	23	(35)	39
Interest expense	(122)	(107)	(346)	(324)
Loss on extinguishment of debt	—	—	(6)	—
Other (expense) income, net	(5)	6	(9)	(7)
LOSS BEFORE INCOME TAXES	(113)	(78)	(396)	(292)
Benefit from (provision for) income taxes	3	(88)	9	(62)
NET LOSS	$(110)	$(166)	$(387)	$(354)

The accompanying notes to consolidated financial statements are an integral part of these statements.

Avaya Inc.
Consolidated Statements of Comprehensive Loss (Unaudited)
(In millions)

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Net loss	$(110)	$(166)	$(387)	$(354)
Other comprehensive income (loss):
Pension, postretirement and postemployment benefit-related items, net of tax of $29 and $47 for the three and nine months ended June 30, 2013 and tax benefit of $(18) and $0 for the three and nine months ended June 30, 2012, respectively	43	(103)	71	(75)
Cumulative translation adjustment	(21)	13	(40)	28
Change in interest rate swaps, net of tax of $1 and $4 for the three and nine months ended June 30, 2013 and tax benefit of $0 and $(4) for the three and nine months ended June 30, 2012, respectively	1	9	6	15
Income tax benefit reclassified into earnings upon the expiration of certain interest rate swaps	—	—	(17)	—
Unrealized loss on investments reclassified into earnings, net of tax of $0 for the three and nine months ended June 30, 2012, respectively	—	2	—	2
Unrealized (loss) gain on investments, net of tax of $0 for the three and nine months ended June 30, 2012, respectively	—	(1)	—	2
Other comprehensive income (loss)	23	(80)	20	(28)
Comprehensive loss	$(87)	$(246)	$(367)	$(382)

The accompanying notes to consolidated financial statements are an integral part of these statements.

Avaya Inc.
Consolidated Balance Sheets (Unaudited)
(In millions, except per share and shares amounts)

	June 30, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$271	$337
Accounts receivable, net	662	782
Inventory	256	255
Deferred income taxes, net	17	18
Other current assets	267	252
TOTAL CURRENT ASSETS	1,473	1,644
Property, plant and equipment, net	354	364
Deferred income taxes, net	48	43
Intangible assets, net	1,554	1,775
Goodwill	4,092	4,188
Other assets	181	180
TOTAL ASSETS	$7,702	$8,194
LIABILITIES
Current liabilities:
Debt maturing within one year	$35	$37
Accounts payable	410	438
Payroll and benefit obligations	232	262
Deferred revenue	663	616
Business restructuring reserve, current portion	119	84
Other current liabilities	272	302
TOTAL CURRENT LIABILITIES	1,731	1,739
Long-term debt	6,059	6,084
Pension obligations	1,648	1,763
Other postretirement obligations	325	360
Deferred income taxes, net	218	204
Business restructuring reserve, non-current portion	62	51
Other liabilities	456	429
TOTAL NON-CURRENT LIABILITIES	8,768	8,891
Commitments and contingencies
DEFICIENCY
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,932	2,926
Accumulated deficit	(4,623)	(4,236)
Accumulated other comprehensive loss	(1,106)	(1,126)
TOTAL DEFICIENCY	(2,797)	(2,436)
TOTAL LIABILITIES AND DEFICIENCY	$7,702	$8,194

The accompanying notes to consolidated financial statements are an integral part of these statements.

Avaya Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine months ended June 30,
	2013	2012
OPERATING ACTIVITIES:
Net loss	$(387)	$(354)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	331	426
Share-based compensation	7	7
Amortization of debt issuance costs	14	16
Accretion of debt discount	2	1
Non-cash charge for debt issuance costs upon redemption of term loans	5	—
Third-party fees expensed in connection with the debt modification	18	—
Premium on issuance of senior secured term B-5 loans	3	—
Provision for uncollectible receivables	2	4
Deferred income taxes, net	(12)	7
(Gain) loss on sale of investments and long-lived assets, net	(1)	3
Write-down of assets held for sale to net realizable value	—	4
Goodwill impairment	89	—
Impairment of long-lived assets	1	2
Pension curtailment	(6)	5
Unrealized (gain) loss on foreign currency exchange	(25)	3
Changes in operating assets and liabilities:
Accounts receivable	120	48
Inventory	(2)	3
Accounts payable	(27)	(23)
Payroll and benefit obligations	(58)	(87)
Business restructuring reserve	52	(16)
Deferred revenue	65	(56)
Other assets and liabilities	(92)	(53)
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	99	(60)
INVESTING ACTIVITIES:
Capital expenditures	(78)	(60)
Capitalized software development costs	(12)	(30)
Acquisition of businesses, net of cash acquired	(1)	(212)
Proceeds from sale of long-lived assets	12	2
Proceeds from sale of investments	1	73
Advance to Parent	(10)	(8)
Other investing activities, net	(1)	(2)
NET CASH USED FOR INVESTING ACTIVITIES	(89)	(237)
FINANCING ACTIVITIES:
Proceeds from 9% senior secured notes	290	—
Repayment of term B-5 loans	(284)	—
Proceeds from term B-5 loans	589	—
Repayment of term B-1 loans	(584)	—
Debt issuance and third-party debt modification costs	(49)	—
Repayment of long-term debt	(28)	(28)
Capital contribution from Parent	—	196
Borrowings under revolving credit facility	—	60
Repayments of borrowings under revolving credit facility	—	(60)
Other financing activities, net	(2)	(1)
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(68)	167
Effect of exchange rate changes on cash and cash equivalents	(8)	1
NET DECREASE IN CASH AND CASH EQUIVALENTS	(66)	(129)
Cash and cash equivalents at beginning of period	337	400
Cash and cash equivalents at end of period	$271	$271
The accompanying notes to consolidated financial statements are an integral part of these statements.

AVAYA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Background, Merger and Basis of Presentation
Background
Avaya Inc. together with its consolidated subsidiaries (collectively, the “Company” or “Avaya”) is a leading global provider of real-time business collaboration and communications solutions. The Company's solutions are designed to enable business users to work together more effectively internally and with their customers and suppliers, to accelerate decision-making and achieve business outcomes.
Avaya conducts its business operations in three segments. Two of those segments, Global Communications Solutions and Avaya Networking, make up Avaya’s Enterprise Collaboration Solutions product portfolio. The third segment contains Avaya’s services portfolio and is called Avaya Global Services.
The Company's solutions and services are aimed at large enterprises, small- and mid-sized businesses and government organizations. The Company offers solutions in three key business collaboration and communications categories:

•	Real-Time Collaboration, Video and Unified Communications Software, Infrastructure and Endpoints;

•	Customer Experience Interaction Management, including Contact Center applications; and

•	Networking.
These three categories are supported by Avaya’s portfolio of services including product support, integration, and professional and managed services. These services enable customers to optimize and manage their communications networks worldwide and achieve enhanced business results.
Avaya sells solutions directly through its worldwide sales force and through its global network of channel partners. As of June 30, 2013, Avaya had approximately 10,400 channel partners worldwide, including distributors, service providers, dealers, value-added resellers, system integrators, service providers and business partners that provide sales and service support.
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
Basis of Presentation
The consolidated financial statements include the accounts of Avaya Inc. and its subsidiaries. The accompanying unaudited interim consolidated financial statements as of June 30, 2013 and for the three and nine months ended June 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements, and should be read in conjunction with the consolidated financial statements and other financial information for the fiscal year ended September 30, 2012, which were included in the Company’s Annual Report on Form 10-K filed with the SEC on December 12, 2012. The Consolidated Balance Sheet as of September 30, 2012 was derived from the Company’s audited consolidated financial statements. The significant accounting policies used in preparing these unaudited interim consolidated financial statements are the same as those described in Note 2 to those audited consolidated financial statements except for recently adopted accounting guidance as discussed in Note 2 “Recent Accounting Pronouncements” of these unaudited interim consolidated financial statements. In management’s opinion, these unaudited interim consolidated financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated.
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
Recent Accounting Guidance Not Yet Effective
In February 2013, the FASB issued Accounting Standards Update No. 2013-02 "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income".  The standard requires that companies present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification.  This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2014 and is only expected to impact the presentation of the Company's consolidated financial statements and related financial statement disclosures.
In July 2013, the FASB issued Accounting Standards Update No. 2013-11 "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". The standard requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs are required to be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2015.  The Company is currently evaluating the impact the adoption of this accounting guidance may have on its consolidated financial statements.

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
Other Acquisitions
During the nine months ended June 30, 2013 and 2012, the Company completed other acquisitions primarily to enhance the Company’s technology portfolio. The aggregate purchase price of acquisitions completed by the Company and Parent was $1 million and $36 million during the nine months ended June 30, 2013 and 2012, respectively. The other acquisitions have been accounted for under the acquisition method. The acquired technologies and other intangible assets associated with these acquisitions were not material.
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
June 30, 2013 and 2012
The Company determined that no events occurred or circumstances changed during the three months ended June 30, 2013 and 2012 that would more likely than not reduce the fair value of any of the Company's reporting units below their respective carrying amounts. However, if market conditions deteriorate, it may be necessary to record impairment charges in the future.
Intangible Assets
Intangible assets include acquired technology, customer relationships, trademarks and trade-names and other intangibles. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five years to fifteen years.
Acquired technology and patents do not include capitalized software development costs. Unamortized capitalized software developments costs of $38 million at June 30, 2013 and $51 million at September 30, 2012 are included in other assets in the Company's Consolidated Balance Sheets.
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
June 30, 2013 and 2012
The Company determined that no events had occurred or circumstances changed during the three months ended June 30, 2013 and 2012 that would indicate that its long-lived assets, including intangible assets with finite lives, may not be recoverable or that it is more likely than not that its intangible assets with indefinite lives are impaired. However, if market conditions deteriorate, it may be necessary to record impairment charges in the future.

5.	Supplementary Financial Information
Consolidated Statements of Operations Information

	Three months ended June 30,		Nine months ended June 30,
In millions	2013	2012	2013	2012
OTHER (EXPENSE) INCOME, NET
Interest income	$1	$1	$2	$3
(Loss) gain on foreign currency transactions	(5)	5	10	(7)
Third party fees incurred in connection with debt modifications	—	—	(18)	—
Venezuela hyperinflationary and devaluation charges	—	—	(1)	—
Other, net	(1)	—	(2)	(3)
Total other (expense) income, net	$(5)	$6	$(9)	$(7)

6.	Business Restructuring Reserve and Programs
Fiscal 2013 Restructuring Program
The Company continued to identify opportunities to streamline operations and generate cost savings which included exiting facilities and eliminating employee positions. During the nine months ended June 30, 2013, the Company recognized restructuring charges of $165 million, net. These charges included employee separation costs of $129 million primarily associated with employee severance actions in Europe, the Middle East and Africa (“EMEA”) and the U.S. The EMEA approved plan provides for the elimination of 234 positions and resulted in a charge of $46 million. The elimination of employee positions identified in this action and the related payments are expected to be completed in fiscal 2015. The separation charges include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the impacted employees. Enhanced separation plans were offered to certain management employees in the U.S. in the first and third quarters of fiscal 2013 and resulted in the elimination of 195 and 456 positions, respectively and restructuring charges of $9 million and $21 million, respectively for which the related payments are expected to be completed in fiscal 2014.
Restructuring charges also include $31 million of lease obligations and includes the future lease obligations associated with a discrete portion of a facility in Germany vacated by the Company that resulted in a charge of $14 million. The Company plans to continue to vacate the facility through the fourth quarter of fiscal 2013 which will result in additional restructuring charges. The Company also has recorded restructuring charges related to vacating facilities in the United Kingdom and the U.S. The future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities during fiscal 2013 are expected to continue through fiscal 2021.
As the Company continues to evaluate and identify additional operational synergies, additional cost saving opportunities may be identified.
The following table summarizes the components of the fiscal 2013 restructuring program during the nine months ended June 30, 2013:

In millions	Employee Separation Costs	Lease Obligations	Total
2013 restructuring charges	$129	$31	$160
Cash payments	(43)	(3)	(46)
Impact of foreign currency fluctuations	(1)	—	(1)
Balance as of June 30, 2013	$85	$28	$113
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
The Company initiated a plan to dispose of an owned facility in Germany and relocate to a new facility.  Accordingly, the Company wrote the value of this asset down to its net realizable value of $3 million and had reclassified this asset as held for sale.  During the first quarter of fiscal 2013, the Company sold this facility for its net realizable value.
The following table summarizes the components of the fiscal 2012 restructuring program during the nine months ended June 30, 2013:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of October 1, 2012	$58	$12	$70
Cash payments	(45)	(3)	(48)
Adjustments (1)	(2)	2	—
Impact of foreign currency fluctuations	1	—	1
Balance as of June 30, 2013	$12	$11	$23

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

The following table aggregates the remaining components of the fiscal 2008 through 2011 restructuring programs during the nine months ended June 30, 2013:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of October 1, 2012	$13	$52	$65
Cash payments	(8)	(10)	(18)
Adjustments (1)	(1)	1	—
Impact of foreign currency fluctuations	—	(2)	(2)
Balance as of June 30, 2013	$4	$41	$45

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

As a result of the restructuring programs noted above and cost savings initiatives to consolidate facilities, the Company has entered into an agreement to sell one of its U.S. facilities. The Company expects to lease a portion of this facility under a separate agreement upon the closing of the sale. The Company has changed its estimate of the salvage value and the useful life of the building to reflect the expected sales price and closing date for the sale, respectively. The changes to the estimated salvage value and the useful life resulted in $3 million of additional depreciation expense for the three and nine months ended June 30, 2013, which is included in selling, general and administrative expenses.

7.	Financing Arrangements
In connection with the Merger, on October 26, 2007, the Company entered into financing arrangements consisting of a senior secured credit facility, a senior unsecured credit facility, which later became senior unsecured notes, and a senior secured multi-currency asset-based revolving credit facility, certain of which arrangements were amended on December 18, 2009 in connection with the acquisition of NES and amended on February 11, 2011 in connection with a debt refinancing. During the nine months ended June 30, 2013, the Company completed a series of transactions which allowed the Company to refinance term loans under its senior secured credit facility that originally matured October 26, 2014 and to refinance $1,384 million of senior unsecured notes that originally matured on November 1, 2015.
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

Long-term debt consists of the following:

In millions	June 30, 2013	September 30, 2012
Senior secured term B-1 loans due October 26, 2014	$—	$1,434
Senior secured term B-3 loans due October 26, 2017	2,133	2,152
Senior secured term B-4 loans due October 26, 2017	1	—
Senior secured term B-5 loans due March 31, 2018	1,144	—
7% senior secured notes due April 1, 2019	1,009	1,009
9% senior secured notes due April 1, 2019	290	—
10.50% senior secured notes due March 1, 2021	1,384	—
9.75% senior unsecured cash pay notes due November 1, 2015	58	700
10.125%/10.875% senior unsecured PIK toggle notes due November 1, 2015	92	834
Unaccreted discount	(17)	(8)
	6,094	6,121
Debt maturing within one year	(35)	(37)
Long-term debt	$6,059	$6,084
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
On October 29, 2012, Avaya Inc., Citibank, N.A. and the lenders party thereto entered into Amendment No. 4 to Credit Agreement pursuant to which the senior secured credit facility was amended and restated in its entirety (as so amended and restated, the "Cash Flow Credit Agreement"). The modified terms of the Cash Flow Credit Agreement included (1) an amendment which allowed the Company to extend the maturity of a portion of the term B-1 loans representing outstanding principal amounts of $135 million from October 26, 2014 to October 26, 2017 by converting such loans into a new tranche of term B-4 loans, (2) permission to issue Incremental Replacement Secured Notes and Junior Secured Debt as described below under the heading “Senior Secured Asset-Based Credit Facility” (except, pursuant to the Cash Flow Credit Agreement, such Incremental Replacement Secured Notes and Junior Secured Debt must be secured by a lien on the Collateral (as defined in the Cash Flow Credit Agreement) ranking junior to the lien securing the obligations under the Cash Flow Credit Agreement) and (3) permission to issue indebtedness to refinance a portion of the term loans outstanding under the Cash Flow Credit Agreement and to secure such indebtedness by a lien on the Collateral (as defined in the Cash Flow Credit Agreement) ranking junior to the lien securing the obligations under the Cash Flow Credit Agreement, subject to certain other conditions and limitations set forth in the Cash Flow Credit Agreement.
On December 21, 2012, Avaya Inc., Citibank, N.A. and the lenders party thereto entered into Amendment No. 5 to Credit Agreement, pursuant to which the Cash Flow Credit Agreement was amended and restated in its entirety. The modified terms of the Cash Flow Credit Agreement included (1) an amendment which allowed the Company to extend the maturity of $713 million aggregate principal amount of the outstanding term B-1 loans from October 26, 2014 to March 31, 2018 and $134 million aggregate principal amount of the outstanding term B-4 loans from October 26, 2017 to March 31, 2018, in each case, by converting such loans into a new tranche of term B-5 loans; and (2) permission to apply net proceeds from Credit Agreement Refinancing Indebtedness (as defined in the Cash Flow Credit Agreement) incurred or issued on December 21, 2012 to refinance, at the Company's election, any class or classes of senior secured term loans, including the new term B-5 loans.
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
Subsequent to the fiscal 2013 refinancing transactions, the Cash Flow Credit Agreement consists of (a) a senior secured multi-currency revolver allowing for borrowings of up to $200 million, (b) term B-3 loans with an outstanding principal amount as of June 30, 2013 of $2,133 million, (c) term B-4 loans with an outstanding principal amount as of June 30, 2013 of $1 million, and (d) term B-5 loans with an outstanding principal amount as of June 30, 2013 of $1,144 million.
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
The October 29, 2012, December 21, 2012, and February 13, 2013 amendments and restatements of the Cash Flow Credit Agreement represent debt modifications for accounting purposes. Accordingly, third party expenses of $6 million incurred in connection with the transactions were expensed as incurred and included in other income, net during the nine months ended June 30, 2013. Avaya’s financing sources that held term B-1 loans, term B-3 loans, term B-5 loans and/or revolving credit commitments under the Cash Flow Credit Agreement and consented to each amendment and restatement of the Cash Flow Credit Agreement received in aggregate a consent fee of $15 million. Fees paid to or on behalf of the holders of term loans in connection with the modification were recorded as a discount to the face value of the respective debt and are being accreted over the term of the debt as interest expense. Fees paid to or on behalf of the holders of the revolving credit commitments in connection with the modification were recorded as deferred debt issuance costs and are being amortized over the term of the debt as interest expense.
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
The senior secured multi-currency revolver allows for borrowings of up to $200 million and has a final maturity of October 26, 2016. The senior secured multi-currency revolver includes capacity available for letters of credit and for short-term borrowings, and is available in euros in addition to dollars. Borrowings are guaranteed by Parent and substantially all of the Company’s U.S. subsidiaries. The Cash Flow Credit Agreement, consisting of the term loans and the senior secured multi-currency revolver, is secured by substantially all assets of Parent, the Company and the subsidiary guarantors.
As of June 30, 2013 affiliates of Silver Lake held no outstanding principal amounts of term loans under the Cash Flow Credit Agreement. As of September 30, 2012 affiliates of Silver Lake held $45 million and $122 million in outstanding principal amounts of term B-1 loans and term B-3 loans, respectively.
As of June 30, 2013 affiliates of TPG held no outstanding principal amounts of term loans under the Cash Flow Credit Agreement. As of September 30, 2012 affiliates of TPG held $44 million in outstanding principal amounts of term B-1 loans.
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
As discussed more fully below, on March 7, 2013, the Company completed an exchange offer (the “Exchange Offer”) in which $1,384 million of Old Notes (including $642 million of senior unsecured cash-pay notes and $742 million of senior unsecured PIK toggle notes) were exchanged for 10.50% senior secured notes due 2021. The Exchange Offer represents a debt modification for accounting purposes. Accordingly, third party expenses of $9 million incurred in connection with the transaction were expensed as incurred and included in other income, net during the nine months ended June 30, 2013. Avaya's financing sources that held the Old Notes that elected to exchange received a consent fee in aggregate of $4 million. Fees paid to or on behalf of the holders of the Old Notes in connection with the modification were recorded as a discount to the face value of the 10.50% senior secured notes due 2021 and are being accreted over the term of the debt as interest expense.
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

Borrowings under the ABL Credit Agreement bear interest at a rate per annum equal to, at the Company's option, either (a) a LIBOR rate plus a margin of 1.75% or (b) a base rate plus a margin of 0.75%. Any principal amount outstanding under this facility is payable in full on October 26, 2016.
At June 30, 2013 and September 30, 2012, there were no borrowings under this facility. At June 30, 2013 and September 30, 2012 there were $76 million and $77 million, respectively, of letters of credit issued in the ordinary course of business under the ABL Credit Agreement resulting in remaining availability of $210 million and $258 million, respectively.
7% Senior Secured Notes
On February 11, 2011, the Company completed a private placement of $1,009 million of senior secured notes (the "7% Senior Secured Notes"). The 7% Senior Secured Notes bear interest at a rate of 7% per annum, mature on April 1, 2019 and were sold at par through a private placement to qualified institutional buyers pursuant to Rule 144A (and outside the United States in reliance on Regulation S) under the Securities Act of 1933, as amended (the “Securities Act”) and have not been, and will not be, registered under the Securities Act or applicable state or foreign securities laws.
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
9% Senior Secured Notes
On December 21, 2012, the Company completed a private placement of $290 million of senior secured notes (the "9% Senior Secured Notes"). The 9% Senior Secured Notes bear interest at a rate of 9% per annum, mature on April 1, 2019, and were sold at par through a private placement to qualified institutional buyers pursuant to Rule 144A (and outside the United States in reliance on Regulation S) under the Securities Act. The 9% Senior Secured Notes have not been, and will not be, registered under the Securities Act or applicable state or foreign securities laws and may not be offered or sold absent registration under the Securities Act or applicable state or foreign securities laws or applicable exemptions from registration requirements.
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
10.50% Senior Secured Notes
On March 7, 2013, the Company completed an Exchange Offer in which $1,384 million of Old Notes were exchanged for $1,384 million of senior secured notes due 2021 (the “10.50% Senior Secured Notes”). The 10.50% Senior Secured Notes were issued at par, bear interest at a rate of 10.50% per annum and mature on March 1, 2021. The 10.50% Senior Secured Notes have not been, and will not be, registered under the Securities Act or applicable state or foreign securities laws and may not be offered or sold absent registration under the Securities Act or applicable state or foreign securities laws or applicable exemptions from registration requirements.
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
The Company’s Cash Flow Credit Agreement, ABL Credit Agreement, and indentures governing its notes contain a number of covenants that, among other things and subject to certain exceptions, restrict the Company’s ability and the ability of certain of its subsidiaries to: (a) incur or guarantee additional debt and issue or sell certain preferred stock; (b) pay dividends on, redeem or repurchase capital stock; (c) make certain acquisitions or investments; (d) incur or assume certain liens; (e) enter into transactions with affiliates; (f) merge or consolidate with another company; (g) transfer or otherwise dispose of assets; (h) redeem subordinated debt; (i) incur obligations that restrict the ability of the Company’s subsidiaries to make dividends or other payments to the Company or Parent; and (j) create or designate unrestricted subsidiaries. They also contain customary affirmative covenants and events of default. As of June 30, 2013 and September 30, 2012, the Company was not in default under any of these agreements.
The weighted average interest rate of the Company’s outstanding debt as of June 30, 2013 was 7.4% excluding the impact of the interest rate swaps described in Note 8, “Derivatives and Other Financial Instruments."
Annual maturities of long-term debt for the next five years ending September 30 and thereafter consist of:

In millions
Remainder of fiscal 2013	$9
2014	38
2015	53
2016	174
2017	38
2018 and thereafter	5,799
Total	$6,111
Capital Lease Obligations
Included in other liabilities at June 30, 2013 is $22 million of capital lease obligations, primarily associated with an office facility.

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
The details of these swaps are as follows:

In millions	Effective Date	Maturity Date	Notional Amount	Floating Rate Received by Avaya	Fixed Rate Paid by Avaya
3-year swap	August 26, 2010	August 26, 2013	$750	3-month LIBOR	1.160%
3-year swap	August 26, 2010	August 26, 2013	750	3-month LIBOR	1.135%
Notional amount—Total			$1,500
The following table summarizes the (gains) and losses of the interest rate contracts qualifying and designated as cash flow hedging instruments:

	Three months ended June 30,		Nine months ended June 30,
In millions	2013	2012	2013	2012
(Gain) Loss on interest rate swaps
Recognized in other comprehensive loss	$(2)	$(5)	$(10)	$(15)
Reclassified from accumulated other comprehensive loss into interest expense	$3	$6	$11	$19
Recognized in operations (ineffective portion)	$—	$—	$—	$—
The Company expects to reclassify approximately $2 million from accumulated other comprehensive loss into expense in the next twelve months related to the Company’s interest rate swaps based on the projected borrowing rates as of June 30, 2013.
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
The gains and (losses) of the foreign currency forward contracts included in other income (expense), net were $(3) million and $(2) million for the three months ended June 30, 2013 and 2012, respectively, and $(10) million and $(7) million for the nine months ended June 30, 2013 and 2012, respectively.
The following table summarizes the estimated fair value of derivatives:

In millions	June 30, 2013			September 30, 2012
Balance Sheet Location	Total	Foreign Currency Forward Contracts	Interest Rate Swaps	Total	Foreign Currency Forward Contracts	Interest Rate Swaps
Other current assets	$—	$—	$—	$2	$2	$—
Other current liabilities	(4)	(1)	(3)	(15)	—	(15)
Net Liability	$(4)	$(1)	$(3)	$(13)	$2	$(15)

9.	Fair Value Measures
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
Asset and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and September 30, 2012 were as follows:

	June 30, 2013
	Fair Value Measurements Using
In millions	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Non-Current Assets:
Investments	$2	$1	$1	$—
Other Current Liabilities:
Foreign currency forward contracts	$1	$—	$1	$—
Interest rate swaps	3	—	3	—
	$4	$—	$4	$—

	September 30, 2012
	Fair Value Measurements Using
In millions	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Current Assets:
Foreign currency forward contracts	$2	$—	$2	$—
Investments	1	1	—	—
	$3	$1	$2	$—
Other Non-Current Assets:
Investments	$4	$2	$2	$—
Other Current Liabilities:
Interest rate swaps	$15	$—	$15	$—

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company's assets and liabilities that are measured at fair value on a nonrecurring basis include goodwill, which is recognized at fair value when it is considered to be impaired.
The fair value of goodwill for the ITPS reporting unit measured on a nonrecurring basis during the three months ended March 31, 2013 was as follows:

	March 31, 2013
	Fair Value Measurements Using
In millions	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Goodwill of ITPS reporting unit:	$44	$—	$—	$44	$89
During the three months ended March 31, 2013, the Company performed an impairment test of goodwill for the ITPS reporting unit. Using level 3 inputs, the Company estimated the implied fair value of its goodwill to be $44 million as compared with a carrying value of $133 million and recorded an impairment to goodwill of $89 million. See Note 4 “Goodwill and Intangible Assets.”
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
The principal amount of these notes plus any accrued and unpaid interest are due in full October 3, 2014 and October 3, 2015 with interest at the rate of 1.63% and 0.93% per annum, respectively. These notes are included in other assets in the Company's Consolidated Balance Sheets. The estimated fair value of the $8 million note receivable was $7 million and $6 million at June 30, 2013 and September 30, 2012, respectively. The estimated fair value of the $10 million note receivable was $8 million at June 30, 2013. The estimated fair value of each note was determined based on a Level 2 input using discounted cash flow techniques.
The estimated fair values of the amounts borrowed under the Company’s financing arrangements at June 30, 2013 and September 30, 2012 were estimated based on a Level 2 input using quoted market prices for the Company’s debt which is subject to infrequent transactions (i.e. a less active market).

The estimated fair values of the amounts borrowed under the Company’s credit agreements at June 30, 2013 and September 30, 2012 are as follows:

	June 30, 2013		September 30, 2012
In millions	Principal Amount	Fair Value	Principal Amount	Fair Value
Senior secured term B-1 loans	$—	$—	$1,434	$1,392
Senior secured term B-3 loans	2,133	1,868	2,152	1,960
Senior secured term B-4 loans	1	1	—	—
Senior secured term B-5 loans	1,144	1,071	—	—
7% Senior secured notes	1,009	909	1,009	938
9% Senior secured notes	290	277	—	—
10.50% Senior secured notes	1,384	1,041	—	—
9.75% senior unsecured cash pay notes due 2015	58	57	700	622
10.125%/10.875% senior unsecured PIK toggle notes due 2015	92	91	834	749
Total	$6,111	$5,315	$6,129	$5,661

10.	Income Taxes
The benefit from income taxes for the nine months ended June 30, 2013 was $9 million, as compared to the provision for income taxes of $62 million for the nine months ended June 30, 2012.
The effective rate for the nine months ended June 30, 2013 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss in the Consolidated Statements of Operations, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) $17 million of income tax benefit recognized upon the expiration of certain interest rate swaps, and (4) the release of $43 million of valuation allowance associated with net gains in other comprehensive income.
During the nine months ended June 30, 2013, the Company recognized $17 million of income tax benefit related to the elimination of the tax effect of certain interest rate swaps in other comprehensive income. The tax effect of such interest rate swaps was recognized in other comprehensive income prior to the establishment of a valuation allowance against the Company's U.S. net deferred tax assets and was eliminated following the expiration of the final interest rate swap upon which the tax effect was established.
During the nine months ended June 30, 2013, the Company recorded a tax charge of $43 million to other comprehensive income primarily relating to pension benefits. The charge to other comprehensive income and decrease in related deferred tax assets resulted in an income tax benefit in the Consolidated Statements of Operations related to the release of the corresponding valuation allowance.
The effective income tax rate for the nine months ended June 30, 2012 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss and (2) changes in the valuation allowance established against the Company’s deferred tax assets.
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

The components of the pension and postretirement net periodic benefit cost for the three and nine months ended June 30, 2013 and 2012 are provided in the table below:

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits - U.S.
	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
In millions	2013	2012	2013	2012	2013	2012
Components of Net Periodic Benefit Cost
Service cost	$1	$1	$1	$2	$1	$1
Interest cost	34	37	5	5	6	8
Expected return on plan assets	(41)	(42)	—	—	(3)	(3)
Amortization of unrecognized prior service cost	1	—	—	—	(4)	1
Amortization of previously unrecognized net actuarial loss	30	25	1	—	1	2
Curtailment	2	2	—	3	(8)	—
Net periodic benefit cost	$27	$23	$7	$10	$(7)	$9

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits - U.S.
	Nine months ended June 30,		Nine months ended June 30,		Nine months ended June 30,
In millions	2013	2012	2013	2012	2013	2012
Components of Net Periodic Benefit Cost
Service cost	$4	$4	$5	$5	$2	$2
Interest cost	102	112	15	17	16	23
Expected return on plan assets	(121)	(128)	(1)	(1)	(8)	(8)
Amortization of unrecognized prior service cost	1	1	—	—	(11)	2
Amortization of previously unrecognized net actuarial loss	94	74	3	—	5	6
Curtailment	2	2	—	3	(8)	—
Net periodic benefit cost	$82	$65	$22	$24	$(4)	$25
As a result of business restructuring initiatives, certain U.S. pension and postretirement plans experienced a curtailment during the quarter ended June 30, 2013. The curtailment of the U.S. pension plan resulted in a curtailment loss of $2 million, which was recognized immediately. The curtailment of the U.S. postretirement plan resulted in an estimated curtailment gain of $12 million, $8 million of which was recognized during the quarter ended June 30, 2013 associated with the terminations that occurred as of that date. The remaining curtailment gain will be recognized in the fourth quarter of fiscal 2013 when the remaining terminations occur.
As a result of business restructuring initiatives, certain U.S. pension and postretirement plans and certain non-U.S. pension plans experienced a curtailment during the quarter ended June 30, 2012, which resulted in curtailment charges of $2 million and $3 million, respectively.
The Company's general funding policy with respect to its U.S. qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable laws and regulations. For the nine month period ended June 30, 2013, the

Company made contributions of $57 million to satisfy minimum statutory funding requirements. Estimated payments to satisfy minimum statutory funding requirements for the remainder of fiscal 2013 are $45 million.
The Company provides certain pension benefits for U.S. employees, which are not pre-funded, and certain pension benefits for non-U.S. employees, the majority of which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed or premiums are paid. For the nine month period ended June 30, 2013, the Company made payments for these U.S. and non-U.S. pension benefits totaling $5 million and $22 million, respectively. Estimated payments for these U.S. and non-U.S. pension benefits for the remainder of fiscal 2013 are $2 million and $5 million, respectively.
During the nine months ended June 30, 2013, the Company contributed $32 million to the represented employees’ post-retirement health trust to fund current benefit claims and costs of administration in compliance with the terms of the 2009 agreements between the Company and the CWA and IBEW, as extended through June 7, 2014. Estimated contributions under the terms of the 2009 agreements are $11 million for the remainder of fiscal 2013.
The Company also provides certain retiree medical benefits for U.S. employees, which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed. For the nine month period ended June 30, 2013, the Company made payments totaling $7 million for these retiree medical benefits. Estimated payments for these retiree medical benefits for the remainder of fiscal 2013 are $2 million.

12.	Share-based Compensation
Parent’s Amended and Restated 2007 Equity Incentive Plan (“2007 Plan”) governs the issuance of equity awards, including restricted stock units (“RSUs”) and stock options, to eligible plan participants. Key employees, directors, and consultants of the Company may be eligible to receive awards under the 2007 Plan. Each stock option, when vested and exercised, and each RSU, when vested, entitles the holder to receive one share of Parent’s common stock, subject to certain restrictions on their transfer and sale as defined in the 2007 Plan and related award agreements. As of June 30, 2013, Parent had authorized the issuance of up to 49,848,157 shares of its common stock under the 2007 Plan, in addition to 2,924,125 shares of common stock underlying certain continuation awards that were permitted to be issued at the time of the Merger. There remained 17,730,799 shares available for grant under the 2007 Plan as of June 30, 2013.
On February 25, 2013, the Compensation Committee of Parent's board of directors approved a stock option exchange program through which individuals holding market-based "multiple-of-money" and performance-based "EBITDA" stock options could exchange them on a three-for-one basis for RSUs. The replacement RSUs will vest in full in December 2013. The tender offer was closed on April 30, 2013 and 45,500 EBITDA and 10,159,189 multiple-of-money options were tendered for exchange. In connection with the exchange offer, 3,401,654 replacement RSUs were granted which have an effective grant date of May 6, 2013.
Option Awards
During the nine months ended June 30, 2013, 2,405,000 time-based and 185,500 multiple-of-money options were granted in the ordinary course of business. All of the options expire ten years from the date of grant or upon cessation of employment, in which event there are limited exercise provisions allowed for vested options. Options granted between October 1, 2012 and November 30, 2012 have an exercise price of $4.00 per share, between December 1, 2012 and March 31, 2013 have an exercise price of $3.00 per share, and between April 1, 2013 and June 30, 2013 have an exercise price of $2.25 per share.
Time-based options granted during the nine months ended June 30, 2013 vest over their performance periods, generally four years. Compensation expense equal to the fair value of the option measured on the grant date is recognized utilizing graded attribution over the requisite service period.
Multiple-of-money options granted during the nine months ended June 30, 2013 vest upon the achievement of defined returns on the Sponsors’ initial investment in Parent. Because vesting of the multiple-of-money market-based options is outside the control of the Company and the award recipients, compensation expense relative to the multiple-of-money options must be recognized upon the occurrence of a triggering event (e.g., sale or initial public offering of Parent).
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

For the three months ended June 30, 2013 and 2012, the Company recognized share-based compensation associated with options issued under the 2007 Plan of $1 million and less than $1 million, respectively, which is included in costs and operating expenses. For the nine months ended June 30, 2013 and 2012, the Company recognized share-based compensation associated with options issued under the 2007 Plan of $3 million and $4 million, respectively, which is included in costs and operating expenses.
Restricted Stock Units
The Company has issued RSUs each of which represents the right to receive one share of Parent’s common stock when fully vested. The fair value of the RSUs is estimated by the Board of Directors on the respective dates of grant.
During the nine months ended June 30, 2013, 793,896 RSUs were awarded. The fair market value (as defined in the 2007 Plan) of these awards at the date of grant was $4.00 per share for RSUs awarded between October 1, 2012 and November 30, 2012, $3.00 per share for RSUs awarded between December 1, 2012 and March 31, 2013, and $2.25 per share for RSUs awarded between April 1, 2013 and June 30, 2013.
At June 30, 2013, there were 6,217,189 awarded RSUs outstanding under the 2007 Plan, of which 1,415,016 were fully vested. For the three months ended June 30, 2013 and 2012, the Company recognized share-based compensation associated with RSUs granted under the 2007 Plan of $3 million and $1 million, respectively. For the nine months ended June 30, 2013 and 2012, the Company recognized share-based compensation associated with RSUs granted under the 2007 Plan of $4 million and $3 million, respectively.

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

Summarized financial information relating to the Company’s reportable segments is shown in the following table:

	Three months ended June 30,		Nine months ended June 30,
In millions	2013	2012	2013	2012
REVENUE
Global Communications Solutions	$497	$561	$1,543	$1,802
Avaya Networking	64	74	178	220
Enterprise Collaboration Solutions	561	635	1,721	2,022
Avaya Global Services	590	616	1,788	1,874
Unallocated Amounts (1)	(1)	(1)	(1)	(2)
	$1,150	$1,250	$3,508	$3,894
GROSS PROFIT
Global Communications Solutions	$298	$329	$917	$1,047
Avaya Networking	28	29	73	93
Enterprise Collaboration Solutions	326	358	990	1,140
Avaya Global Services	314	300	940	909
Unallocated Amounts (1)	(13)	(35)	(51)	(109)
	627	623	1,879	1,940
OPERATING EXPENSES
Selling, general and administrative	380	405	1,145	1,252
Research and development	112	116	343	344
Amortization of intangible assets	57	57	171	169
Goodwill impairment	—	—	89	—
Restructuring and impairment charges, net	63	21	165	132
Acquisition-related costs	1	1	1	4
	613	600	1,914	1,901
OPERATING INCOME (LOSS)	14	23	(35)	39
INTEREST EXPENSE, LOSS ON EXTINGUISHMENT OF DEBT AND OTHER (EXPENSE) INCOME, NET	(127)	(101)	(361)	(331)
LOSS BEFORE INCOME TAXES	$(113)	$(78)	$(396)	$(292)

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
The parties have engaged in extensive discovery and motion practice to, among other things, amend and dismiss pleadings and compel and oppose discovery requests. In January 2012, Avaya's motions to dismiss defendants' counterclaims were granted in part and denied in part. In February 2012, the parties filed motions for reconsideration of certain aspects of the Court's ruling and Avaya filed a motion for certification of an interlocutory appeal. The parties' motions were denied on April 26, 2012. Expert discovery on the Company's claims and the defendants' surviving counter-claims is completed, and in July 2012 the parties filed motions to exclude the opinion testimony of certain of each others' experts, which were denied without prejudice on August 28, 2012.  On August 17, 2012, defendants filed motions for partial summary judgment, seeking to dismiss the Company's claims for tortious interference with contractual relations and misappropriation of trade secrets, which were denied on October 26, 2012. The trial has been scheduled for September 9, 2013. With respect to Defendants' counterclaims, the Company cannot estimate the possible loss or range of possible loss, if any, as there are significant legal and factual issues to be resolved.   In the event Defendants ultimately succeed at trial and in subsequent appeals, any potential loss could be material as Defendants are claiming substantial damages.  Under the federal antitrust laws, defendants will be entitled to three times the amount of any actual damages awarded for lost profits, plus attorneys' fees and costs.  Defendants allege lost profit damages of up to $144 million before trebling, excluding attorneys' fees and costs.  The Company believes Defendants' counterclaims, including its damages calculations, are without merit and unsupported by the facts.  At this time an outcome cannot be predicted and, as a result, the Company cannot be assured that this case will not have a material adverse effect on the manner in which it does business, its financial position, results of operations, or cash flows.
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
Other
In October 2009, a group of former employees of Avaya’s former Shreveport, Louisiana manufacturing facility brought suit in Louisiana state court, naming as defendants Alcatel-Lucent USA, Inc., Lucent Technologies Services Company, Inc., and AT&T Technologies, Inc. The former employees allege hearing loss due to hazardous noise exposure from the facility dating back over forty years, and stipulate that the total amount of each individual’s damages does not exceed fifty thousand dollars. In February 2010 plaintiffs amended their complaint to add the Company as a named defendant. There are 101 plaintiffs in the case. Defendants’ motion to dismiss plaintiffs’ complaint was denied on April 30, 2012. At this time an outcome cannot be predicted however, because the amounts of the claims individually and in the aggregate are not material, the Company believes the outcome of this matter will not have a material adverse effect on the manner in which it does business, its financial position, results of operations, or cash flows.
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

In millions
Balance as of October 1, 2012	$16
Reductions for payments and costs to satisfy claims	(12)
Accruals for warranties issued during the period	12
Balance as of June 30, 2013	$16
Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements
Letters of Credit
As of June 30, 2013, the Company had outstanding an aggregate of $121 million in irrevocable letters of credit which ensure the Company's performance or payment to third parties.  Included in this amount is $76 million issued under its $535 million committed revolving credit facilities, which facilities are available through October 26, 2016.  Also included is $45 million of letters of credit issued under uncommitted facilities.
Surety Bonds
The Company arranges for the issuance of various types of surety bonds, such as license, permit, bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. These bonds vary in duration although most are issued and outstanding from 3 months to 3 years. These bonds are backed by $12 million of the Company’s letters of credit. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $11 million as of June 30, 2013. Historically, no surety bonds have been drawn upon.
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
The Company’s outsourcing agreements with its most significant contract manufacturers expire in July and August of 2014. After the initial term, the outsourcing agreements are automatically renewed for successive periods of twelve months each, subject to specific termination rights for the Company and the contract manufacturers. All manufacturing of the Company’s products is performed in accordance with either detailed requirements or specifications and product designs furnished by the Company, and is subject to rigorous quality control standards.
Product Financing Arrangements
The Company sells products to various resellers that may obtain financing from certain unaffiliated third-party lending institutions. For the Company’s product financing arrangement with resellers outside the U.S., in the event participating resellers default on their payment obligations to the lending institution, the Company is obligated under certain circumstances to guarantee repayment to the lending institution. The repayment amount fluctuates with the level of product financing activity. The guaranteed repayment amount was approximately $3 million as of June 30, 2013. The Company reviews and sets the maximum credit limit for each reseller participating in this financing arrangement. Historically, there have not been any guarantee repayments by the Company. The Company has estimated the fair value of this guarantee as of June 30, 2013, and has determined that it is not significant. There can be no assurance that the Company will not be obligated to repurchase inventory under this arrangement in the future.

Long-Term Cash Incentive Bonus Plan
Parent has established a long-term incentive cash bonus plan (“LTIP”). Under the LTIP, Parent will make cash awards available to compensate certain key employees upon the achievement of defined returns on the Sponsors’ initial investment in the Parent (a “triggering event”). Parent has authorized LTIP awards covering a total of $60 million, of which $41 million in awards were outstanding as of June 30, 2013. The Company will begin to recognize compensation expense relative to the LTIP awards upon the occurrence of a triggering event (e.g., a sale or initial public offering). As of June 30, 2013, no compensation expense associated with the LTIP has been recognized.
Credit Facility Indemnification
In connection with its obligations under the credit facilities described in Note 7, “Financing Arrangements,” the Company has agreed to indemnify the third-party lending institutions for costs incurred by the institutions related to changes in tax law or other legal requirements. While there have been no amounts paid to the lenders pursuant to this indemnity in the past, there can be no assurance that the Company will not be obligated to indemnify the lenders under this arrangement in the future. As of June 30, 2013, no amounts have been accrued pursuant to this indemnity.
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
Avaya Inc. and each of the Guarantor Subsidiaries are authorized to borrow under the Cash Flow Credit Agreement. Borrowings under that facility are jointly and severally, fully, and unconditionally guaranteed by Avaya Inc. and the Guarantor Subsidiaries (subject to certain customary release provisions). Additionally, these borrowings are fully and unconditionally guaranteed by Parent.
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
The following tables present for Avaya Inc., the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Intercompany Eliminations the results of operations and comprehensive income (loss) for the three and nine months ended June 30, 2013 and 2012, financial position as of June 30, 2013 and September 30, 2012 and cash flows for the nine months ended June 30, 2013 and 2012 to arrive at the information for Avaya Inc. on a consolidated basis.

Supplemental Condensed Consolidating Schedule of Operations and Comprehensive (Loss) Income

	Three Months Ended June 30, 2013
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
REVENUE	$646	$82	$530	$(108)	$1,150
COST	289	53	289	(108)	523
GROSS PROFIT	357	29	241	—	627
OPERATING EXPENSES
Selling, general and administrative	152	13	215	—	380
Research and development	63	2	47	—	112
Amortization of intangible assets	52	1	4	—	57
Restructuring and impairment charges, net	28	—	35	—	63
Acquisition-related costs	1	—	—	—	1
	296	16	301	—	613
OPERATING INCOME (LOSS)	61	13	(60)	—	14
Interest expense	(122)	—	—	—	(122)
Other income (expense), net	2	1	(8)	—	(5)
(LOSS) INCOME BEFORE INCOME TAXES	(59)	14	(68)	—	(113)
Benefit from (provision for) income taxes	22	—	(19)	—	3
Equity in net income (loss) of consolidated subsidiaries	(73)	—	—	73	—
NET (LOSS) INCOME	$(110)	$14	$(87)	$73	$(110)
Comprehensive (loss) income	$(87)	$14	$(106)	$92	$(87)

Supplemental Condensed Consolidating Schedule of Operations and Comprehensive Loss

	Three Months Ended June 30, 2012
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
REVENUE	$663	$96	$615	$(124)	$1,250
COST	358	68	325	(124)	627
GROSS PROFIT	305	28	290	—	623
OPERATING EXPENSES
Selling, general and administrative	153	22	230	—	405
Research and development	63	3	50	—	116
Amortization of intangible assets	52	1	4	—	57
Restructuring and impairment charges, net	9	1	11	—	21
Acquisition-related costs	1	—	—	—	1
	278	27	295	—	600
OPERATING INCOME (LOSS)	27	1	(5)	—	23
Interest expense	(103)	(4)	—	—	(107)
Other (expense) income, net	(5)	—	11	—	6
(LOSS) INCOME BEFORE INCOME TAXES	(81)	(3)	6	—	(78)
Provision for income taxes	(13)	—	(75)	—	(88)
Equity in net loss of consolidated subsidiaries	(72)	—	—	72	—
NET LOSS	$(166)	$(3)	$(69)	$72	$(166)
Comprehensive loss	$(246)	$(3)	$(56)	$59	$(246)

Supplemental Condensed Consolidating Schedule of Operations and Comprehensive (Loss) Income

	Nine Months Ended June 30, 2013
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
REVENUE	$1,924	$246	$1,698	$(360)	$3,508
COST	940	162	887	(360)	1,629
GROSS PROFIT	984	84	811	—	1,879
OPERATING EXPENSES
Selling, general and administrative	437	62	646	—	1,145
Research and development	193	5	145	—	343
Amortization of intangible assets	156	3	12	—	171
Goodwill impairment	89	—	—	—	89
Restructuring and impairment charges, net	51	3	111	—	165
Acquisition-related costs	1	—	—	—	1
	927	73	914	—	1,914
OPERATING INCOME (LOSS)	57	11	(103)	—	(35)
Interest expense	(337)	(9)	—	—	(346)
Loss on extinguishment of debt	(6)	—	—	—	(6)
Other (expense) income, net	(16)	—	7	—	(9)
(LOSS) INCOME BEFORE INCOME TAXES	(302)	2	(96)	—	(396)
Benefit from (provision for) income taxes	49	—	(40)	—	9
Equity in net income (loss) of consolidated subsidiaries	(134)	—	—	134	—
NET LOSS	$(387)	$2	$(136)	$134	$(387)
Comprehensive (loss) income	$(367)	$2	$(174)	$172	$(367)

Supplemental Condensed Consolidating Schedule of Operations and Comprehensive Loss

	Nine Months Ended June 30, 2012
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
REVENUE	$2,160	$294	$1,947	$(507)	$3,894
COST	1,184	199	1,078	(507)	1,954
GROSS PROFIT	976	95	869	—	1,940
OPERATING EXPENSES
Selling, general and administrative	499	71	682	—	1,252
Research and development	189	10	145	—	344
Amortization of intangible assets	155	3	11	—	169
Restructuring charges, net	25	2	105	—	132
Acquisition-related costs	4	—	—	—	4
	872	86	943	—	1,901
OPERATING INCOME (LOSS)	104	9	(74)	—	39
Interest expense	(309)	(14)	(1)	—	(324)
Other expense, net	(5)	—	(2)	—	(7)
LOSS BEFORE INCOME TAXES	(210)	(5)	(77)	—	(292)
Provision for income taxes	(11)	—	(51)	—	(62)
Equity in net loss of consolidated subsidiaries	(133)	—	—	133	—
NET LOSS	$(354)	$(5)	$(128)	$133	$(354)
Comprehensive loss	$(382)	$(5)	$(100)	$105	$(382)

Supplemental Condensed Consolidating Balance Sheet

	June 30, 2013
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$51	$16	$204	$—	$271
Accounts receivable, net—external	274	32	356	—	662
Accounts receivable—internal	865	29	121	(1,015)	—
Inventory	126	5	125	—	256
Deferred income taxes, net	—	—	17	—	17
Other current assets	91	33	143	—	267
Internal notes receivable, current	1,498	167	—	(1,665)	—
TOTAL CURRENT ASSETS	2,905	282	966	(2,680)	1,473
Property, plant and equipment, net	212	20	122	—	354
Deferred income taxes, net	1	—	47	—	48
Intangible assets, net	1,354	30	170	—	1,554
Goodwill	3,988	—	104	—	4,092
Other assets	155	4	22	—	181
Investment in consolidated subsidiaries	—	2	30	(32)	—
TOTAL ASSETS	$8,615	$338	$1,461	$(2,712)	$7,702
LIABILITIES
Current liabilities:
Debt maturing within one year—external	$35	$—	$—	$—	$35
Debt maturing within one year—internal	175	391	1,099	(1,665)	—
Accounts payable—external	227	17	166	—	410
Accounts payable—internal	121	7	887	(1,015)	—
Payroll and benefit obligations	99	8	125	—	232
Deferred revenue	523	11	129	—	663
Business restructuring reserve, current portion	29	3	87	—	119
Other current liabilities	174	4	94	—	272
TOTAL CURRENT LIABILITIES	1,383	441	2,587	(2,680)	1,731
Long-term debt	6,059	—	—	—	6,059
Pension obligations	1,146	—	502	—	1,648
Other postretirement obligations	325	—	—	—	325
Deferred income taxes, net	193	—	25	—	218
Business restructuring reserve, non-current portion	20	1	41	—	62
Other liabilities	182	19	255	—	456
Deficiency in consolidated subsidiaries	2,104	—	—	(2,104)	—
TOTAL NON-CURRENT LIABILITIES	10,029	20	823	(2,104)	8,768
TOTAL DEFICIENCY	(2,797)	(123)	(1,949)	2,072	(2,797)
TOTAL LIABILITIES AND DEFICIENCY	$8,615	$338	$1,461	$(2,712)	$7,702

Supplemental Condensed Consolidating Balance Sheet

	September 30, 2012
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$101	$10	$226	$—	$337
Accounts receivable, net—external	326	39	417	—	782
Accounts receivable—internal	782	66	164	(1,012)	—
Inventory	131	6	118	—	255
Deferred income taxes, net	—	—	18	—	18
Other current assets	150	30	72	—	252
Internal notes receivable, current	1,467	147	—	(1,614)	—
TOTAL CURRENT ASSETS	2,957	298	1,015	(2,626)	1,644
Property, plant and equipment, net	222	24	118	—	364
Deferred income taxes, net	—	—	43	—	43
Intangible assets, net	1,546	33	196	—	1,775
Goodwill	4,082	—	106	—	4,188
Other assets	150	5	25	—	180
Investment in consolidated subsidiaries	—	—	27	(27)	—
TOTAL ASSETS	$8,957	$360	$1,530	$(2,653)	$8,194
LIABILITIES
Current liabilities:
Debt maturing within one year—external	$37	$—	$—	$—	$37
Debt maturing within one year—internal	151	368	1,095	(1,614)	—
Accounts payable—external	235	18	185	—	438
Accounts payable—internal	123	49	840	(1,012)	—
Payroll and benefit obligations	81	13	168	—	262
Deferred revenue	523	7	86	—	616
Business restructuring reserve, current portion	5	4	75	—	84
Other current liabilities	261	4	37	—	302
TOTAL CURRENT LIABILITIES	1,416	463	2,486	(2,626)	1,739
Long-term debt	6,084	—	—	—	6,084
Pension obligations	1,271	—	492	—	1,763
Other postretirement obligations	360	—	—	—	360
Deferred income taxes, net	182	—	22	—	204
Business restructuring reserve, non-current portion	22	1	28	—	51
Other liabilities	137	22	270	—	429
Deficiency in consolidated subsidiaries	1,921	3	—	(1,924)	—
TOTAL NON-CURRENT LIABILITIES	9,977	26	812	(1,924)	8,891
TOTAL DEFICIENCY	(2,436)	(129)	(1,768)	1,897	(2,436)
TOTAL LIABILITIES AND DEFICIENCY	$8,957	$360	$1,530	$(2,653)	$8,194

Supplemental Condensed Consolidating Schedule of Cash Flows

	Nine Months Ended June 30, 2013
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
OPERATING ACTIVITIES:
Net (loss) income	$(387)	$2	$(136)	$134	$(387)
Adjustments to reconcile net (loss) income to net cash provided by operating activities	381	8	39	—	428
Changes in operating assets and liabilities	(60)	(3)	121	—	58
Equity in net income (loss) of consolidated subsidiaries	134	—	—	(134)	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	68	7	24	—	99
INVESTING ACTIVITIES:
Capital expenditures	(31)	—	(47)	—	(78)
Capitalized software development costs	(10)	(2)	—	—	(12)
Acquisition of businesses, net of cash acquired	(1)	—	—	—	(1)
Proceeds from sale of long-lived assets	8	—	4	—	12
Proceeds from sale of investments	—	—	1	—	1
Advance to Parent	(10)	—	—	—	(10)
Other investing activities, net	(1)	—	—	—	(1)
NET CASH USED FOR INVESTING ACTIVITIES	(45)	(2)	(42)	—	(89)
FINANCING ACTIVITIES:
Proceeds from 9% senior secured notes	290	—	—	—	290
Repayment of term B-5 loans	(284)	—	—	—	(284)
Proceeds from term B-5 loans	589	—	—	—	589
Repayment of term B-1 loans	(584)	—	—	—	(584)
Debt issuance and third-party debt modification costs	(49)	—	—	—	(49)
Repayment of long-term debt	(28)	—	—	—	(28)
Net (repayments) borrowings of intercompany debt	(7)	3	4	—	—
Other financing activities, net	—	(2)	—	—	(2)
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(73)	1	4	—	(68)
Effect of exchange rate changes on cash and cash equivalents	—	—	(8)	—	(8)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(50)	6	(22)	—	(66)
Cash and cash equivalents at beginning of period	101	10	226	—	337
Cash and cash equivalents at end of period	$51	$16	$204	$—	$271

Supplemental Condensed Consolidating Schedule of Cash Flows

	Nine Months Ended June 30, 2012
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
OPERATING ACTIVITIES:
Net loss	$(354)	$(5)	$(128)	$133	$(354)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities	391	9	78	—	478
Changes in operating assets and liabilities	(202)	8	10	—	(184)
Equity in net loss of consolidated subsidiaries	133	—	—	(133)	—
NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(32)	12	(40)	—	(60)
INVESTING ACTIVITIES:
Capital expenditures	(27)	(1)	(32)	—	(60)
Capitalized software development costs	(30)	—	—	—	(30)
Acquisition of businesses, net of cash acquired	(1)	—	(211)	—	(212)
Proceeds from sale of long-lived assets	2	—	—	—	2
Proceeds from sale of investments	7	—	66	—	73
Restricted cash	(1)	—	1	—	—
Advance to Parent	(8)	—	—	—	(8)
Investment in subsidiary	(218)	—	—	218	—
Other investing activities, net	(2)	—	—	—	(2)
NET CASH USED FOR INVESTING ACTIVITIES	(278)	(1)	(176)	218	(237)
FINANCING ACTIVITIES:
Repayment of long-term debt	(28)	—	—	—	(28)
Capital contribution from Parent	196	—	—	—	196
Capital contribution from Avaya Inc.	—	—	218	(218)	—
Borrowings under revolving credit facility	60	—	—	—	60
Repayments of borrowings under revolving credit facility	(60)	—	—	—	(60)
Net borrowings (repayments) of intercompany debt	30	(10)	(20)	—	—
Other financing activities, net	—	(1)	—	—	(1)
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	198	(11)	198	(218)	167
Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1
NET DECREASE IN CASH AND CASH EQUIVALENTS	(112)	—	(17)	—	(129)
Cash and cash equivalents at beginning of period	149	12	239	—	400
Cash and cash equivalents at end of period	$37	$12	$222	$—	$271

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
Our accompanying unaudited interim consolidated financial statements as of June 30, 2013 and for the three and nine months ended June 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission, or the SEC, for interim financial statements, and should be read in conjunction with our consolidated financial statements and other financial information for the fiscal year ended September 30, 2012, which were included in our Annual Report on Form 10-K filed with the SEC on December 12, 2012. In our opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated.
Certain prior period amounts have been reclassified to conform to the current interim period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

Overview
We are a leading global provider of real-time business collaboration and communications products and services that bring people together with the right information at the right time in the right context, enabling businesses to improve their efficiency and quickly solve critical business challenges. Our products are designed to enable business users to work together more effectively internally and with their customers and suppliers, to accelerate decision-making and achieve business outcomes. These industry leading solutions are also designed to be flexible, reliable and secure, enabling simplified management and cost reduction while providing a platform for next-generation collaboration from Avaya.
We are highly focused on serving our core business collaboration and communications markets with open and unifying, fit-for-purpose solutions and distributed software services and support models. We shape our portfolio to meet the demands of customers today and in the future.
Our products and services are aimed at large enterprises, small- and mid-sized businesses and government organizations. We offer products in three key business collaboration and communications categories:

•	Real-Time Collaboration, Video and Unified Communications Software, Infrastructure and Endpoints for an increasingly mobile workforce;

•	Customer Experience Interaction Management, including Contact Center applications; and

•	Networking for data center, campus, branch, and wireless access to complement our business collaboration, unified communications and contact center portfolios.
These three categories are supported by Avaya’s portfolio of services including product support, integration, and professional and managed services. These services enable customers to optimize and manage their communications networks worldwide and achieve enhanced business results.
Acquisition of RADVISION Ltd.
On June 5, 2012, Avaya acquired RADVISION Ltd. (“Radvision”) for $230 million in cash. Radvision is a global provider of videoconferencing and telepresence technologies over internet protocol (“IP”) and wireless networks.
Through this acquisition, Avaya expands its technology portfolio and provides customers a highly integrated and interoperable suite of cost-effective, easy to use, high-definition video collaboration products, with the ability to inter-operate with multiple mobile devices including Apple iPad and Google Android. We have begun to integrate Radvision’s enterprise video infrastructure and high value endpoints with Avaya’s award winning Avaya Aura® Unified Communications platform to create a compelling and differentiated solution designed to accelerate the adoption of video collaboration. Radvision brings to Avaya a portfolio that includes a full range of videoconferencing products, technologies and expertise serving large enterprises, small businesses, and service providers. It includes standards-based applications, open infrastructure and endpoints for ad-hoc and scheduled videoconferencing with room-based systems, desktop, and mobile consumer devices. The integrated Avaya and

Radvision portfolios will extend intra-company business to business and business to consumer video communications, and also support internal “Bring Your Own Device” (“BYOD”) initiatives. See discussion in Note 3, “Business Combinations,” to our unaudited interim consolidated financial statements for further details.

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
On June 9, 2011, Parent filed with the SEC a registration statement on Form S-1 (as it may be amended from time to time, the “registration statement”) relating to a proposed initial public offering of its common stock. As contemplated in the registration statement, the net proceeds of the proposed offering are expected to be used, among other things, to repay a portion of our long-term indebtedness. The registration statement remains under review by the SEC and shares of common stock registered thereunder may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-Q and the pending registration statement shall not constitute an offer to sell or the solicitation of any offer to buy nor shall there be any sale of those securities in any State or other jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State or other jurisdiction. Further, there is no way to predict whether or not Parent will be successful in completing the offering as contemplated and if it is successful, we cannot be certain if, or how much of, the net proceeds will be used for the purposes identified above.
Refinancing of Debt
During the six months ended March 31, 2013, the Company completed a series of transactions which allowed the Company to refinance (1) all of its senior secured term B-1 loans ("term B-1 loans") outstanding under its senior secured credit facility originally due October 26, 2014, and (2) $642 million of its 9.75% senior unsecured cash-pay notes and $742 million of its senior unsecured paid-in-kind ("PIK") toggle notes each originally due November 1, 2015 (collectively, the "Old Notes").
Long-term debt consists of the following:

In millions	June 30, 2013	September 30, 2012
Variable rate senior secured term B-1 loans due October 26, 2014	$—	$1,434
Variable rate senior secured term B-3 loans due October 26, 2017	2,133	2,152
Variable rate senior secured term B-4 loans due October 26, 2017	1	—
Variable rate senior secured term B-5 loans due March 31, 2018	1,144	—
7% senior secured notes due April 1, 2019	1,009	1,009
9% senior secured notes due April 1, 2019	290	—
10.50% senior secured notes due March 1, 2021	1,384	—
9.75% senior unsecured cash pay notes due November 1, 2015	58	700
10.125%/10.875% senior unsecured PIK toggle notes due November 1, 2015	92	834
Unaccreted discount	(17)	(8)
	6,094	6,121
Debt maturing within one year	(35)	(37)
Long-term debt	$6,059	$6,084

During the three months ended December 31, 2012, the Company completed three transactions which allowed the Company to refinance $848 million of its term B-1 loans. On October 29, 2012 the Company completed an amendment and restatement of the senior secured credit facility and senior secured multi-currency asset-based revolving credit facility along with the extension of the maturity date of $135 million aggregate principal amount of term B-1 loans from October 26, 2014 to October 26, 2017 by converting such loans into a new tranche of senior secured term B-4 loans ("term B-4 loans"). On December 21, 2012 the Company completed an amendment and restatement of the senior secured credit facility along with the extension of the maturity date of $713 million aggregate principal amount of term B-1 loans from October 26, 2014 to March 31, 2018 and $134 million aggregate principal amount of term B-4 loans from October 26, 2017 to March 31, 2018 in each case by converting such loans into a new tranche of senior secured term B-5 loans ("term B-5 loans"). On December 21, 2012 the

Company issued $290 million of 9% senior secured notes due April 2019 (the "9% Senior Secured Notes"), the proceeds of which were used to repay $284 million principal amount of term B-5 loans and to pay related fees and expenses.
On March 7, 2013, the Company completed an exchange offer in which $1,384 million of Old Notes were exchanged for $1,384 million of senior secured notes due 2021 (the "10.50% Senior Secured Notes"). The 10.50% Senior Secured Notes were issued at par, bear interest at a rate of 10.50% per annum and mature on March 1, 2021.
On March 12, 2013 the Company refinanced the remaining $584 million of its term B-1 loans with the cash proceeds from the issuance of $589 million aggregate principal amount of term B-5 loans due March 31, 2018 under its senior secured credit facility.
In connection with the amendments and restatements of the senior secured credit facility necessary to effectuate the transactions described above, the applicable interest rate for the portion of the term B-1 loans that were converted into term B-4 loans and term B-5 loans was also changed. The weighted average interest rate of the Company's outstanding debt as of September 30, 2012 and June 30, 2013 was 6.1% and 7.4%, respectively excluding the impact of the interest rate swaps described in Note 8, "Derivatives and Other Financial Instruments" to our unaudited interim consolidated financial statements.
The Company incurred $49 million in debt issuance and debt modification costs in connection with the debt refinancing transactions during the nine months ended June 30, 2013, of which $18 million was expensed as incurred and included in Other Income, net and $31 million was deferred and is being amortized over the term of the related debt.
Both the 9% Senior Secured Notes and the 10.50% Senior Secured Notes have not been, and will not be, registered under the Securities Act or applicable State securities laws and may not be offered or sold absent registration under the Securities Act or applicable State securities laws or applicable exemptions from registration requirements.

Annual maturities of debt, based on our debt profile as of June 30, 2013 and September 30, 2012, for the next five years ending September 30th and thereafter consist of:

In millions	June 30, 2013	September 30, 2012
2013	$9	$38
2014	38	38
2015	53	1,442
2016	174	1,542
2017	38	23
2018 and thereafter	5,799	3,046
Total	$6,111	$6,129
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

Our Products

We offer products in three key business collaboration and communications categories:

•	Real-Time Collaboration, Video and Unified Communications Software, Infrastructure and Endpoints for an increasingly mobile workforce;

•	Customer Experience Management, including Contact Center applications; and

•	Networking for data center, campus, branch, and wireless access to complement our business collaboration, unified communications and contact center portfolios.
Our products are designed to meet the diverse needs of small and mid-size businesses, as well as large enterprises and government customers. The majority of our product portfolio is comprised of software products that reside on either a client or server. Client software resides on both our own and third-party devices, including desk phones, tablets, desktop PCs and mobile phones. Server-side software controls communication and collaboration for the enterprise, and delivers rich value-added applications such as messaging, telephony, voice, video and web conferencing, mobility and customer service. Hardware includes a broad range of desk phones, servers and gateways and LAN/WAN switching wireless access points and gateways. A portion of the portfolio has been subjected to rigorous interoperability and security testing and is approved for acquisition by the US Government. Avaya’s portfolio of services includes product support, integration, and professional and managed services that enable customers to optimize and manage their communications networks worldwide and achieve enhanced business results.  We also provide a variety of cloud options for customers across our Unified Communications, Contact Center and Video product offers, enabling them to select the optimal option to meet their business objectives. Our cloud solutions provide flexibility and increase business agility with demand-based scalability and rapid application deployment. Our cloud and managed services also optimize costs, allowing organizations to shift from capital expense models to operating expense models and minimizing cost of upgrades and maintenance. Complexity is reduced with standardization of systems and practices and simplification of upgrades and changes.
Real-Time Collaboration, Video and Unified Communications
Enterprises of all sizes depend on Avaya for unified communications products and technology that help improve efficiency, collaboration and competitiveness. Our people-centric products integrate voice, video and data, enabling users to communicate and collaborate in real-time, in the mode best suited to each interaction. This eliminates inefficiencies in communications to help make organizations more productive and responsive.
Video and Conferencing
Avaya helps enable faster, more effective collaboration inside the enterprise and externally with conferencing products for desktops, meeting rooms and mobile devices.

•
Radvision Scopia is a standards-based portfolio of hardware and software products that includes conference room systems, desktop and mobile video conferencing and infrastructure and management (see “—Platforms, Infrastructure and Phones below for more information).

Radvision Scopia High Definition (HD) video conferencing room systems incorporate state-of-the-art video technology with capabilities required to support today’s room system deployments. The Radvision Scopia XT5000 is ideal for large conference rooms, while the Radvision Scopia XT4200 is specifically designed for the needs of smaller and mid-sized conference rooms. We also offer desktop clients from the software Radvision Scopia Desktop to the Radvision Scopia XT Executive 240. These advanced HD personal video conferencing endpoints are cost effective for expanding the reach of the video deployment beyond the conference room.
Radvision Scopia Mobile extends the Radvision Scopia product to the latest mobile devices providing applications for video conferencing, control and management via smartphones and tablets supporting Apple iOS and Google Android. Radvision Scopia products are used by institutions, enterprises and service providers to create high quality, easy-to-use voice, video, and data collaboration environments, regardless of the communication network—IP, session initiation protocol (SIP), 3G, 4G, H.323, integrated services digital networks (ISDN) or next generation integrated messaging systems (IMS).

•
Avaya Aura Conferencing gives users one-touch control over collaboration. With it they can drag and drop contacts to start a conference, without dialing, switch between IM, email, voice, and video in one window and in one application, scroll and click on contacts with the ability to send invitations that automatically contain conference information and links, share content and desktops with a click of the “collaborate” button, and see who is in the conference, who just arrived and who is presenting.

•
The Avaya Flare Experience is an easy-to-use interface with one-click access to real-time, enterprise-wide audio, video, and web collaboration. The intuitive drag-and-drop experience integrates directories, contextual history, and more. During a conference, a user can manage everything with built-in controls, including the ability to click an icon to escalate from an audio call to point-to-point, or multi-party video, or start web collaboration, access contacts, enterprise directories, and preferences via the contact fan, share desktops, applications, or the whiteboard and take notes and minutes. The Avaya Flare Experience can be downloaded onto many consumer devices including Apple iPad, Apple iPhone and Windows-based PCs.

Communication and Messaging
Avaya applications deliver advanced enterprise communication and messaging tools to end users on their device of choice. Among others, Avaya offers Avaya one-X Unified Communications clients, which deliver software-based user experiences for consistent, enterprise-wide mobility and collaboration. Users can work from anywhere, using virtually any device, including desktop and laptop computers, tablets and smartphones—helping enterprises lower expenses, increase productivity, enhance business continuity, and streamline customer support.

•
Avaya one-X Communicator is ideal for users who communicate frequently, manage multiple calls, set up ad-hoc conferencing and need to be highly reachable. Avaya one-X Communicator provides users with access to unified communications capabilities including voice calling, audio conferencing, instant messaging and presence, corporate directories and communication logs. This software client can be deployed on desktop or laptop computers running either Microsoft Windows or Apple Mac operating systems, and is supported over Virtual Desktop Infrastructure (VDI) connections.

•
Avaya one-X Mobile enables users to access enterprise communications from a wide selection of mobile devices, including high-end smart phones and tablets. A choice of one-X Mobile clients is available for popular platforms including Apple iPhone, Google Android and RIM BlackBerry. Through integration with Avaya one-X Client Enablement Services, Avaya one-X Mobile users have access to a broad range of unified communications capabilities such as visual voicemail, corporate directory, aggregated presence, VIP lists and synchronized call logs and contacts. Avaya one-X Mobile gives users single number/single identity for both inbound and outbound calls, even when using personal devices.

•
Avaya Client Applications provide access to Avaya voice and video services from business applications such as Microsoft Lync, Microsoft Office Communications Server, Microsoft Outlook, Microsoft Office, IBM Sametime, and customer relationship management (CRM) applications such as Salesforce.com and Microsoft Dynamics.

In addition to the above, Avaya’s standards-based, IP unified messaging portfolio provides features such as call answering, voice messaging, and speech capabilities, each supporting specific business and end user needs.
Platforms, Infrastructure and Phones
Avaya’s feature-rich applications have at their foundation platforms and infrastructure products designed to support and strengthen them. In addition, Avaya’s product portfolio includes phones and other endpoints that are designed to showcase the benefits those applications provide to their users.

•
The Avaya Aura platform is at the core of many of our next-generation collaboration and communications products. Using this architecture, organizations can rapidly and cost-effectively deploy applications from a centralized data center to users on nearly any device or network. The Avaya Aura platform provides a simple means of connecting legacy, multi-vendor systems to new open standards SIP-based applications, helping enterprises to reduce costs and increase user productivity and choice simultaneously. We believe our Avaya Aura platform is one of the most reliable, secure and comprehensive offerings in the industry and that our commitment to open, standards-based products helps provide customers with the flexibility to be more efficient and successful.

The Avaya Aura platform uses virtualization technology across all applications to reduce the physical number of servers relative to existing offerings, reducing total cost of ownership for medium sized and large enterprises alike. The Avaya Aura portfolio provides collaboration and communication capabilities on a broad variety of operating systems, devices, desktop, laptop and tablet computers, smart phones, mobile devices and dedicated deskphones.

•
Avaya IP Office is our award-winning, flagship product for Small and Medium Enterprises, or SME, communications. Avaya IP Office simplifies processes and streamlines information exchange within systems. Communications capabilities can be added as needed. Avaya IP Office connects to both traditional and the latest IP lines to give growing companies flexibility and the ability to retain and leverage their existing investment. The latest version of Avaya IP Office (8.1) adds innovative capabilities to tap the full potential of next-generation collaboration, including new mobility, management and security features, as well increased scalability, which help SMEs efficiently and securely take advantage of BYOD environments and advanced mobility.

•
Avaya Aura Messaging gives users a rich set of features that increase their reachability, add new message notification options, and provide more ways to access and receive messages--all controlled using an intuitive web portal. Avaya Aura Messaging adapts to enterprise environments with flexible per-user message storage options, resiliency options and deployment options for consolidation, centralization and scale. Avaya Aura Messaging helps to enable smooth migrations from legacy voicemail systems, with choice of telephone user interface (TUI), and tools for migrations.

•
Avaya Agile Communication Environment (ACE) offers a rich set of web application programming interfaces, or APIs, that enable developers to integrate communications into other business applications (such as CRM, enterprise resource planning (ERP), business process management (BPM) and social application frameworks) and business processes (such as dynamic team formation, business continuity planning and customer engagements). For more policy-based style customization on enterprise communications, the Avaya ACE Foundation Toolkit offers Java application programming interfaces (APIs) to allow customers to build Java feature sets to influence the treatment of incoming and/or outbound communications leveraging the SIP architecture. These capabilities enable rapid development of custom applications, which helps reduce costs and increases flexibility for enterprises. Programmers with limited communications expertise can readily embed real-time communications in business applications and workflows, expanding both the ability and opportunity to use Avaya collaboration capabilities. Avaya ACE provides a versatile platform for the members of Avaya DevConnect, our developer ecosystem, to build applications.

•
Avaya Session Border Controller (SBC) for Enterprise provides enhanced security for mobile collaboration allowing remote users to securely connect to the enterprise without the need of a virtual private network (VPN) connection, and protects SIP trunks from multiple threats.

•
Radvision Video Conferencing infrastructure includes Radvision Scopia Elite Multipoint Conferencing Units (MCUs), which are reliable and highly scalable multi-party video conferencing platforms for enterprise and service provider environments. They offer advanced and easy-to-use multi-party infrastructure for video conferencing and are at the core of a high definition deployment. In addition, gateways for Microsoft Lync and SIP provide connectivity and interoperability with unified communications products to standards-based video conferencing systems and infrastructure. Radvision Scopia Gateways are ideal for connecting IP video networks with ISDN and public switched telephone networks (PSTN) providing connectivity to ISDN endpoints and telephones.

In addition to the above, Radvision Scopia Management provides a comprehensive management product for voice and video collaboration, while Radvision Scopia ECS Gatekeeper is a high-performance, H.323 ECS (Enhanced Communication Server) Gatekeeper that provides intelligent, advanced backbone management for IP telephony and multimedia communication networks. Finally, Radvision’s eVident monitoring product helps enable enterprises and service providers to ensure network readiness before and after voice and video applications are deployed.

•
Endpoints are sold in a range of models that suit employees at every level, including IP and digital deskphones, digital enhanced cordless telecommunications (DECT) handsets, wireless phones, conference phones and the Avaya Desktop Video Device (ADVD).

Avaya Contact Center and Customer Experience Management
Avaya is a leader in the contact center market. The contact center portfolio provides a foundation for managing voice interactions that has been extended to include multiple channels supporting instant messaging, video, email and social media. Based on client engagements globally, we understand how to deliver world-class customer experience management to establish rich and informed relationships with customers. Our approach is based on two core principles:

•	Awareness, which is the application of relevant available contextual information for each customer; and

•	Persistent conversation, which connects all interactions with a customer into a seamless experience.
Avaya believes there are five components to effective Customer Experience Management. Each component delivers value to an organization, and, when combined, they help improve customer acquisition, increase customer retention, and growth, deliver high quality experiences and help enable efficient management. Avaya Contact Center products align along these five components:

•
Interaction, which involves connecting an enterprise with its end customers over their preferred media and modes such as web, social, mobile, voice and video. This also includes the desktop element that provides relevant information to agents and knowledge workers and facilitates collaboration across all the resources involved in delivering the customer experience. It includes products such as Customer Connections Mobile, Customer Connections Web, Social Media Manager, Automated Chat, One Touch Video, Avaya one-X Agent and Avaya Aura Agent Desktop.

•
Experience includes leveraging real-time awareness of customer needs, business policies and resource availability to determine the next best action and best resource to address the customer needs at the right time based on the target customer experience the organization wants to deliver. It also integrates inbound and outbound self service, agent selection and workflows with back-office processes and operations to enable this holistic customer experience. It includes products such as Intelligent Customer Routing, Dynamic Routing, Avaya Aura Call Center Elite Multichannel, Avaya Aura Contact Center, Avaya Interaction Center, Avaya Aura Experience Portal, Media Processing Server, Proactive Contact, Proactive Outreach Manager and Callback Assist.

•
Performance encompasses the collection, consolidation and analysis of data and information in order to gain insight into the customer experience and business performance. It includes reporting and analytics tools for improving overall workforce management, skills, efficiency and effectiveness. It includes products such as Avaya Call Management System, Avaya IQ, Avaya Operational Analyst, Speech Analytics, Call Recording, Quality Monitoring, Workforce Management, e-Learning and e-Coaching, Customer Feedback and Avaya Aura Performance Center.

•
Design includes open, standards-based tools for creating and managing applications and workflows that are integrated into back office processes, third party applications and customer databases. It includes products such as Avaya Aura Orchestration Designer and Application Enablement Services.

•
Management means enabling centralized management and administration for all the above systems, applications and resources within the framework as well as the ability to identify potential issues and perform root-cause analysis to prevent system outages and performance degradation. It includes products such as Avaya Contact Center Control Manager.
Avaya Networking
In support of our data communications strategy, our networking product portfolio is designed to address and compete on the basis of three key requirements: resiliency, efficiency and performance.
Our networking portfolio is complementary to our unified communications and contact center portfolios based on the Avaya Aura architecture. We believe that customers today benefit from end-to-end product design, testing and support. Over time we expect customers to benefit from development work in integrated provisioning, system management, quality of experience and bandwidth utilization.
Our networking products focus on data center, campus, branch and wireless access networking, and we believe these products provide better support for real-time collaboration. Our networking portfolio includes:

•	Ethernet Switching-a range of Ethernet Switches for data center, core, edge and branch applications;

•	Unified Branch-a range of routers and virtual private network appliances that provide a secure connection for branches;

•	Wireless Networking-cost-effective and scalable products that enable enterprises to support wireless connectivity and services;

•	Access Control-products that enforce role- and policy-based access control to the network; and

•	Unified Management-providing support for data and voice networks by simplifying the requirements associated across functional areas.
Avaya leverages these hardware platforms to deliver a range of next-generation networking capabilities that are collectively offered under the Virtual Enterprise Network Architecture (VENA) banner. An end-to-end strategic framework, VENA helps simplify data center and campus networking and optimizes business applications and service deployments, while helping to reduce costs, improve time-to-service and enhance business agility.
We sell our portfolio of data networking products globally into enterprises of all types, with particular strength in healthcare, education, hospitality, financial services and local and state government.
Our Services
Avaya Global Services consult, enable, support, manage, optimize and even outsource enterprise communications services (applications and networks) to help customers achieve enhanced business results both directly and through partners. Avaya’s award-winning portfolio of services enables customers to mitigate risk, reduce total cost of ownership, and optimize communication products for performance worldwide. Avaya Global Services is supported by patented design and management tools and network operations and technical support centers around the world.
Avaya’s Global Services portfolio spans three types of services, Avaya Professional Services, Avaya Global Support Services, and Avaya Managed Services. Avaya Client Services is a business unit that encompasses both Avaya Global Support Services and Avaya Managed Services offers.

•
Avaya Professional Services (APS) helps organizations leverage technologies effectively to meet their business objectives. Our strategic and technical consulting, as well as deployment and customization services, help customers accelerate business performance and deliver an improved customer experience. Whether deploying new products or optimizing existing capabilities, Avaya leverages 1,500 Avaya specialists in 37 countries, with over 1,000 industry certifications and an average of 15 to 20 years of experience. Avaya Professional Services executes more than 2,000 projects per month, in three core areas:

•
Enablement Services, providing access to expertise and resources for defining and deploying Avaya products that maximize technology potential and help assure they work as designed. Avaya Professional Services strives to exceed customers’ expectations by providing the greatest possible benefit for their investment.

•
Optimization Services, to help drive increased value and greater business results from customers’ existing technology. Leveraging best practices, Avaya consultants and solution architects analyze a communications environment in the context of customer business priorities and strategies, helping develop a communications business case, expected results and technical considerations.

•
Innovation Services, to help an organization leverage communications to reach new levels of business potential and market competiveness. Focused on leading technology and advanced services delivery, we offer a forward-thinking perspective to drive new business productivity, employee efficiency and superior levels of service. Our consultative approach and custom application services, from business planning through to execution and product integration, creates alignment with the customer’s specific business objectives.

•
Avaya Client Services (ACS) is a market-leading organization that supports, manages and optimizes enterprise communications networks to help customers mitigate risk, reduce total cost of ownership, and optimize product performance. ACS is supported by patented tools and by network operations and technical support centers around the world. The contracts for these services range from one to multiple-years, with three year terms being the most common. Custom or complex services contracts are typically five years in length. The portfolio of ACS services includes:

•
Global Support Services provides a comprehensive suite of support options both directly and through partners to proactively resolve issues and improve uptime. Support offers and capabilities include, but are not limited to, 24x7 remote support, proactive remote monitoring, parts replacement and onsite response. Recent innovations include our new Avaya Support Web Site that quickly connects customers to advanced Avaya technicians via live chat, voice or video. The web site also provides access to “Ava”, an interactive virtual chat agent that quickly searches our knowledge base and a wide range of “how-to” videos to answer customer support questions. Ava learns with each customer interaction and can make the decision to transition the chat to an Avaya technician—often without the customer realizing the change is taking place. All new support solutions are published to the web by our engineers, generally within 90 minutes of finding a resolution, adding value for customers by providing known solutions for potential issues rapidly. Most of our customers also benefit from real-time monitoring of diagnostic and system status to proactively identify potential issues to improves reliability, uptime and faster issue resolution.

•
Avaya Cloud and Managed Services, which provides IT Infrastructure Library (ITIL)-aligned, multivendor managed and outsourcing services for customers’ communications environments. Avaya can globally manage complex multi-vendor, multi-technology and aging networks with Service Level Agreements (SLAs) to help optimize network performance. With Avaya Managed services, Avaya can manage a customer’s mixed environment and gain the opportunity to upgrade it over time to the latest technology, at the pace and in an operational expense model that makes sense for the customer. Managed services can be procured in standard packages or in fully custom arrangements that include tailored SLAs, billing, and reporting and includes on-premises and other private cloud options.

Our Technology
We believe that technology enhances the way in which people collaborate. At Avaya, we work with customers, industry groups and technical bodies to foster innovation. Across our portfolio we leverage critical technology to our customers’ advantage. Avaya is a leading innovator in leveraging the use of SIP for business collaboration. This open-standards based protocol shifts communications from having to coordinate multiple, independent media and communications systems toward session management based environments, where multiple media and resources can flexibly be brought into a fully-integrated, session-based interaction. This fundamental difference supports more fluid, effective and persistent collaboration across multiple media and modes of communications.
Centralized SIP-Based Architecture
At the core of our architecture, SIP based Avaya Aura Session Manager centralizes communications control and application integration. Avaya Aura Session Manager orchestrates a wide array of communication and collaboration applications and systems by decoupling them from the network. Applications can be deployed to individual users based on their need, rather than by where they work or the capabilities of the system to which they are connected. Avaya Aura Session Manager reduces complexity and provides the foundation for broader unified communications and collaboration strategies.
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

Flexible Deployment Options
While Avaya’s unified communication offerings, including its comprehensive video portfolio and Avaya’s contact center solutions, have traditionally been deployed on a customer’s premise, the underlying distributed architecture enables a broader range of deployment options. Supporting customers looking to shift all or a portion of their communication and collaboration investment from capital expense to operating expense, Avaya’s unified communications and contact center solutions can be deployed in public, private, hybrid and managed cloud models by small to large enterprises and by cloud service providers. Further, through comprehensive monitoring technologies, these solutions can also be deployed as managed services.

Additional Technologies
In addition to SIP, we use technologies including:

•
SIP/SIMPLE and XMPP: the Avaya Aura Presence Services collects, publishes, aggregates and federates rich presence and enables instant messaging using SIP/SIMPLE and XMPP standards, providing interoperability with systems from other vendors, including but not limited to Microsoft, IBM and Google;

•
Platform Services: Avaya’s products are designed for extensibility, allowing customers, systems integrators, and independent software vendors (ISVs) using industry standard protocols and interfaces to develop new applications and to seamlessly integrate with the underlying capabilities of the communication and collaboration infrastructure;

•	Operating System, or OS, Support: our software applications run on a broad range of operating systems including, but not limited to, Microsoft Windows, Apple MAC OS, Google Android and RIM Blackberry;

•
High Quality/Low Bandwidth Video: Avaya’s Video solutions are able to deliver high quality video while minimizing bandwidth consumption and responding to adverse network conditions through the use of dual 1080p/60fps video channels, H.264 High Profile for bandwidth efficiency and cascading media to optimize bandwidth between sites and H.264 Scalable Video Coding (SVC) technology to maintain quality video during times of intermittent network congestion;

•
Virtualization Technology is used in our core Avaya Aura portfolio to reduce the physical server footprint using hypervisor technology to run multiple applications concurrently on a single physical platform;

•
Resilient data networking: our data portfolio provides highly resilient IPv4 and IPv6 routing services, with redundant hardware components, forwarding and restart capabilities that minimize interruptions, including one of the industry’s few sub second failover capabilities; and

•
Avaya believes that as WebRTC (web based real-time communication) standards continue to mature, WebRTC will be a key component of both unified communications and contact center solutions enabling broader access and simpler deployment models. Avaya has dedicated resources developing extensions to existing products and exploring new uses of this emerging technology.

Financial Results Summary
Our revenues for the nine months ended June 30, 2013 decreased 10% as compared to the corresponding period in the prior year. The decrease is primarily the result of lower customer spend on unified communications, contact center, and networking products in a cautious spending environment. During the nine months ended June 30, 2013, these factors impacting our product revenues also contributed to lower maintenance and professional services revenues. Further, the reduction in spending by government customers in the U.S. as a result of sequestration and budget cuts has also negatively impacted our product and services revenues.
During the nine months ended June 30, 2013, we experienced lower sales of our unified communications products, particularly gateways and legacy Nortel phones and platforms. We believe these declines are primarily attributable to customers delaying systems upgrades in a cautious spending environment. The decline in gateway sales may be in part impacted by better utilization of SIP technology, which enables our customers to do more with less hardware. We believe the decrease in our contact center product revenues is in part due to pricing pressures of the increasing competition in the marketplace as well as a growing market trend around Cloud consumption preferences with more customers exploring operating expense models as opposed to capital expense models for procuring services. We believe the market trend toward Cloud models will continue as customers seek ways of reducing their overhead and other costs.
The Company continues to identify opportunities to streamline its operations and generate cost savings which includes consolidating and exiting facilities and eliminating employee positions. During the nine months ended June 30, 2013, the Company incurred restructuring charges of $165 million which includes actions to eliminate employee positions primarily in EMEA and the U.S. and the future rental payments related to operating lease obligations associated with the unused space of our Frankfurt, Germany and certain other facilities. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future and the costs of those actions could be material.
Operating loss for the nine months ended June 30, 2013 was $35 million as compared to operating income of $39 million for the nine months ended June 30, 2012, a decrease of $74 million. The decrease in operating income is primarily attributable to the decrease in revenues described above, the impact of an impairment charge to goodwill of $89 million and an increase in restructuring charges partially offset by the continued benefit from cost savings initiatives.
Operating (loss) income for the nine months ended June 30, 2013 and 2012 includes non-cash expenses for depreciation and amortization of $331 million and $426 million, goodwill impairment of $89 million and $0 and share-based compensation of $7 million and $7 million for each of the periods, respectively.

Net loss for the nine months ended June 30, 2013 and 2012 was $387 million and $354 million, respectively. The increase in our net loss is primarily attributable to the decrease in operating income as described above and costs incurred in connection with the modifications to certain credit facilities, partially offset by the impact of income taxes and higher foreign currency transaction gains for the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012.
Results From Operations
Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012
Revenue
Our revenue for the three months ended June 30, 2013 and 2012 was $1,150 million and $1,250 million, respectively, a decrease of $100 million or 8%. Incremental revenue from the Radvision business for three months ended June 30, 2013 and the period June 5, 2012 through June 30, 2012 was $16 million and $11 million, respectively. The following table sets forth a comparison of revenue by portfolio:

	Three months ended June 30,
	2013	2012	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Dollars in millions			2013	2012
GCS	$497	$561	43%	45%	-11%	-11%
Purchase accounting adjustments	(1)	(1)	0%	0%	(1)	(1)
Networking	64	74	6%	6%	-14%	-14%
Total ECS product revenue	560	634	49%	51%	-12%	-12%
AGS	590	616	51%	49%	-4%	-4%
Total revenue	$1,150	$1,250	100%	100%	-8%	-8%

GCS revenue for the three months ended June 30, 2013 and 2012 was $497 million and $561 million, respectively, a decrease of $64 million or 11%. The decrease in GCS revenue was primarily the result of lower customer spend on unified communications and contact center products in a cautious spending environment as discussed above. These decreases were partially offset by the incremental revenue from the Radvision business for the full quarter ended June 30, 2013 as compared to the period June 5, 2012 through June 30, 2012.
Networking revenue for the three months ended June 30, 2013 and 2012 was $64 million and $74 million, respectively, a decrease of $10 million or 14%. The decrease in Networking revenue is primarily a result of lower demand.
AGS revenue for the three months ended June 30, 2013 and 2012 was $590 million and $616 million, respectively, a decrease of $26 million or 4%. The decrease in AGS revenue was primarily due to lower maintenance and professional services revenues as a result of lower product sales particularly in the U.S. These decreases were partially offset by an increase in revenues from cloud and managed services performed under contracts entered into in prior periods.

The following table sets forth a comparison of revenue by location:

	Three months ended June 30,
	2013	2012	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Dollars in millions			2013	2012
U.S.	$639	$666	56%	53%	-4%	-4%
International:
EMEA	297	330	26%	27%	-10%	-11%
APAC - Asia Pacific	105	128	9%	10%	-18%	-17%
Americas International - Canada and Latin America	109	126	9%	10%	-13%	-13%
Total International	511	584	44%	47%	-13%	-13%
Total revenue	$1,150	$1,250	100%	100%	-8%	-8%
Revenue in the U.S. for the three months ended June 30, 2013 and 2012 was $639 million and $666 million, respectively, a decrease of $27 million or 4%. The decrease in U.S. revenue was primarily attributable to lower revenues from maintenance and professional services and lower sales of our unified communication and contact center products, particularly with our U.S. government customers. These decreases in U.S. revenue were partially offset by an increase in sales of network products.  Revenue in EMEA for the three months ended June 30, 2013 and 2012 was $297 million and $330 million, respectively, a decrease of $33 million or 10%. The decrease in EMEA revenue was primarily attributable to lower sales of unified communications products and to a lesser extent our contact center products and professional services, partially offset by a favorable impact of foreign currency. Revenue in APAC for the three months ended June 30, 2013 and 2012 was $105 million and $128 million, respectively. The decrease in APAC revenue is primarily attributable to lower sales of our unified communications and networking products and professional services, as well as an unfavorable impact of foreign currency, partially offset by higher maintenance services. Revenue in Americas International was $109 million and $126 million for the three months ended June 30, 2013 and 2012, respectively, a decrease of $17 million or 13%. The decrease in Americas International revenue was primarily attributable to lower sales of unified communications and contact center products in Canada.
We sell our solutions directly to end users and through an indirect sales channel. The following table sets forth a comparison of revenue from sales of products by channel:

	Three months ended June 30,
	2013	2012	Percentage of Total ECS Product Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Dollars in millions			2013	2012
Direct	$139	$165	25%	26%	-16%	-16%
Indirect	421	469	75%	74%	-10%	-10%
Total ECS product revenue	$560	$634	100%	100%	-12%	-12%

Gross Profit
The following table sets forth a comparison of gross profit by segment:

	Three months ended June 30,
	Gross Profit		Gross Margin		Change
Dollars in millions	2013	2012	2013	2012	Amount	Pct.
GCS	$298	$329	60.0%	58.6%	$(31)	(9)%
Networking	28	29	43.8%	39.2%	(1)	(3)%
ECS	326	358	58.2%	56.5%	(32)	(9)%
AGS	314	300	53.2%	48.7%	14	5%
Unallocated amounts	(13)	(35)	(1)	(1)	22	(1)
Total	$627	$623	54.5%	49.8%	$4	1%

(1)	Not meaningful
Gross profit for the three months ended June 30, 2013 and 2012 was $627 million and $623 million, respectively, an increase of $4 million or 1%. The increase was primarily attributable to the success of our gross margin improvement initiatives and the impact of lower amortization of technology intangible assets, partially offset by a decrease in sales volume. Our gross margin improvement initiatives include exiting facilities, reducing the workforce, relocating positions to lower-cost geographies, productivity improvements, and obtaining better pricing from our contract manufacturers and transportation vendors. As a result of the above factors, gross margin increased to 54.5% for the three months ended June 30, 2013 from 49.8% for the three months ended June 30, 2012.
GCS gross profit for the three months ended June 30, 2013 and 2012 was $298 million and $329 million, respectively, a decrease of $31 million or 9%. The decrease in GCS gross profit is primarily due to the decrease in sales volume partially offset by the success of our gross margin improvement initiatives discussed above. As a result of the above factors, GCS gross margin increased to 60.0% for the three months ended June 30, 2013 compared to 58.6% for the three months ended June 30, 2012.
Networking gross profit for the three months ended June 30, 2013 and 2012 was $28 million and $29 million, respectively, a decrease of $1 million or 3% primarily due to lower revenues. Networking gross margin increased to 43.8% for the three months ended June 30, 2013 from 39.2% for the three months ended June 30, 2012. The increase in Networking gross margin was primarily due to our gross margin improvement initiatives discussed above.
AGS gross profit for the three months ended June 30, 2013 and 2012 was $314 million and $300 million, respectively, an increase of $14 million or 5%. The increase in AGS gross profit is primarily due to the success of our gross margin improvement initiatives discussed above. We have redesigned the Avaya support website and continue to transition our customers from an agent-based support model to a self-service/web-based support model. These improvements have allowed us to reduce the workforce and relocate positions to lower-cost geographies. These increases in AGS gross profit were partially offset by a decrease in services revenue. As a result of the above factors, AGS gross margin increased to 53.2% for the three months ended June 30, 2013 compared to 48.7% for the three months ended June 30, 2012.
Unallocated amounts for the three months ended June 30, 2013 and 2012 include the effect of the amortization of acquired technology intangibles and costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level. The decrease in unallocated costs is primarily due to the impact of lower amortization associated with technology intangible assets acquired prior to fiscal 2012.
Operating expenses

	Three months ended June 30,
	2013	2012	Percentage of Revenue		Change
Dollars in millions			2013	2012	Amount	Pct.
Selling, general and administrative	$380	$405	33.0%	32.3%	$(25)	(6)%
Research and development	112	116	9.7%	9.3%	(4)	(3)%
Amortization of intangible assets	57	57	5.0%	4.6%	—	—%
Restructuring and impairment charges, net	63	21	5.5%	1.7%	42	200%
Acquisition-related costs	1	1	0.1%	0.1%	—	—%
Total operating expenses	$613	$600	53.3%	48.0%	$13	2%

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2013 and 2012 were $380 million and $405 million, respectively, a decrease of $25 million. The decrease was primarily due to lower expenses as a result of our cost savings initiatives and lower selling expenses. Our cost savings initiatives include exiting and consolidating facilities, reducing the workforce and relocating positions to lower-cost geographies. These decreases were partially offset by a $10 million charge recognized in the third quarter of fiscal 2013 based on the resolution of certain legal matters, the incremental expenses associated with the Radvision business for the three months ended June 30, 2013 as compared to the period June 5, 2012 through June 30, 2012 and by $3 million of additional depreciation related to the change in estimate of the salvage value and useful life of one of the Company's U.S. facilities. The Company will recognize additional depreciation of approximately $18 million in the fourth quarter of fiscal 2013 associated with this facility.
Research and development (“R&D”) expenses for the three months ended June 30, 2013 and 2012 were $112 million and $116 million, respectively, a decrease of $4 million. The decrease was primarily due to a decrease in costs of new product development and cost savings initiatives. These decreases were partially offset by the incremental expenses associated with the Radvision business and a lower portion of product development costs that were capitalized in the current period. Capitalized software development costs for the three months ended June 30, 2013 and 2012 were $2 million and $11 million, respectively, a decrease of $9 million. Because the projects in our product development portfolio for the three months ended June 30, 2012 were generally further along in the development cycle than those for the three months ended June 30, 2013, we capitalized a lower portion of our current period R&D spend.
Amortization of intangible assets was $57 million for the three months ended June 30, 2013 and 2012.
Restructuring and impairment charges, net, for the three months ended June 30, 2013 and 2012 were $63 million and $21 million, respectively, an increase of $42 million. The Company continued to identify opportunities to streamline its operations and generate cost savings which included consolidating and exiting facilities and eliminating employee positions. Restructuring charges recorded during the three months ended June 30, 2013 include employee separation costs of $48 million and lease obligations of $15 million. These costs primarily include the payments associated with employee severance actions in the U.S. and the lease obligation associated with the vacated portion of a facility in Germany, which the Company will continue to vacate through the fourth quarter of fiscal 2013. In April 2013, the Company initiated an employee severance program in the U.S. that resulted in the elimination of 456 positions and a charge of $21 million. Restructuring charges recorded during the three months ended June 30, 2012 include employee separation costs of $16 million and lease obligations of $11 million. These costs primarily include the payments associated with employee severance actions in EMEA, the U.S. and Canada and vacating facilities primarily located in the United Kingdom and the U.S. The employee separation costs associated with these actions were partially offset by a $10 million change in estimate associated with the Germany action originally recognized during the three months ended March 31, 2012 to eliminate 327 positions and $80 million in estimated restructuring charges. The change in estimate was based on the actual results of the social selection process which resulted in the actual benefits to be paid to or on behalf of these individuals to be less than originally estimated as the actual age, years of service, and salaries of the employees identified were lower than originally estimated. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future and the costs of those actions could be material.
During the three months ended June 30, 2012 the Company initiated a plan to dispose of a Company owned facility in Germany and relocate to a new facility. Accordingly, the Company wrote the value of this asset down to its net realizable value and had reclassified this asset to held for sale. Included in restructuring and impairment charges, net in the Statement of Operations is an impairment of $4 million for the three months ended June 30, 2012. During the first quarter of fiscal 2013, the Company sold this facility for its net realizable value.
Acquisition-related costs were $1 million for each of the three months ended June 30, 2013 and 2012 and include third-party legal and other costs related to business acquisitions in fiscal 2013 and 2012.
Operating Income
For the three months ended June 30, 2013, operating income was $14 million compared to $23 million for the three months ended June 30, 2012.
Operating income for the three months ended June 30, 2013 and 2012 includes non-cash expenses for depreciation and amortization of $110 million and $140 million and share-based compensation of $4 million and $2 million for each of the periods, respectively.
Interest Expense
Interest expense for the three months ended June 30, 2013 and 2012 was $122 million and $107 million, respectively, which includes non-cash interest expense of $4 million and $5 million, respectively. Non-cash interest expense for each period includes amortization of debt issuance costs and accretion of debt discount. Cash interest expense for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 increased as a result of certain debt refinancing transactions partially offset by a decrease in interest expense associated with the expiration of certain unfavorable interest rate swap contracts.
During the nine months ended June 30, 2013, the Company completed a series of transactions which allowed the Company to refinance term loans under its senior secured credit facilities that originally matured October 26, 2014 and substantially all of its senior unsecured notes that were scheduled to mature on November 1, 2015. As a result of these debt refinancing transactions, the interest rate associated with the portion of the Company's debt that was refinanced increased. See Note 7, "Financing Arrangements" to our unaudited interim consolidated financial statements for further details.
Other (Expense) Income, Net
Other expense, net for the three months ended June 30, 2013 was $5 million as compared to other income, net of $6 million for the three months ended June 30, 2012. This difference primarily represents net foreign currency transaction losses of $5 million for the three months ended June 30, 2013 as compared to net foreign currency transaction gains of $5 million for the three months ended June 30, 2012.
Benefit from (Provision for) Income Taxes
The benefit from income taxes for the three months ended June 30, 2013 was $3 million, as compared to the provision for income taxes of $88 million for the three months ended June 30, 2012.
The effective rate for the three months ended June 30, 2013 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss in the Consolidated Statements of Operations, (2) changes in the valuation allowance established against the Company’s deferred tax assets, and (3) the release of $27 million of valuation allowance associated with net gains in other comprehensive income.
During the three months ended June 30, 2013, the Company recorded a tax charge of $27 million to other comprehensive income primarily relating to pension benefits. The charge to other comprehensive income and decrease in related deferred tax assets resulted in an income tax benefit in the Consolidated Statements of Operations related to the release of the corresponding valuation allowance.
The effective income tax rate for the three months ended June 30, 2012 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss, (2) changes in the valuation allowance established against the Company’s deferred tax assets and (3) a $6 million increase in valuation allowance associated with the tax benefit on net losses in other comprehensive income.
During the three months ended June 30, 2012, the Company recorded a tax benefit of $6 million to other comprehensive income primarily relating to pension benefits. The benefit to other comprehensive income and increase in related deferred tax assets resulted in the recording of an income tax expense in continuing operations related to the increase of the corresponding valuation allowance.
Nine Months Ended June 30, 2013 Compared with Nine Months Ended June 30, 2012
Revenue
Our revenue for the nine months ended June 30, 2013 and 2012 was $3,508 million and $3,894 million, respectively, a decrease of $386 million or 10%. Incremental revenue from the Radvision business for the nine months ended June 30, 2013 and the period June 5, 2012 through June 30, 2012 was $60 million and $11 million, respectively. The following table sets forth a comparison of revenue by portfolio:

	Nine months ended June 30,
	2013	2012	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Dollars in millions			2013	2012
GCS	$1,543	$1,802	44%	46%	-14%	-14%
Purchase accounting adjustments	(1)	(2)	0%	0%	(1)	(1)
Networking	178	220	5%	6%	-19%	-19%
Total ECS product revenue	1,720	2,020	49%	52%	-15%	-15%
AGS	1,788	1,874	51%	48%	-5%	-4%
Total revenue	$3,508	$3,894	100%	100%	-10%	-10%

(1)	Not meaningful

GCS revenue for the nine months ended June 30, 2013 and 2012 was $1,543 million and $1,802 million, respectively, a decrease of $259 million or 14%. The decrease in GCS revenue was primarily the result of lower customer spend on unified communications and contact center products in a cautious spending environment as discussed above. These decreases were partially offset by the incremental revenue from the Radvision business for the nine months ended June 30, 2013 as compared to the period June 5, 2012 through June 30, 2012.
Networking revenue for the nine months ended June 30, 2013 and 2012 was $178 million and $220 million, respectively, a decrease of $42 million or 19%. The decrease in Networking revenue is primarily a result of lower demand.
AGS revenue for the nine months ended June 30, 2013 and 2012 was $1,788 million and $1,874 million, respectively, a decrease of $86 million or 5%. The decrease in AGS revenue was primarily due to lower maintenance and professional services revenues as a result of lower product sales particularly in the U.S. and lower ITPS revenues associated with our U.S. government customers. These decreases were partially offset by an increase in revenues from cloud and managed services performed under contracts entered into in prior periods.
The following table sets forth a comparison of revenue by location:

	Nine months ended June 30,
	2013	2012	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Dollars in millions			2013	2012
U.S.	$1,901	$2,092	54%	54%	(9)%	(9)%
International:
EMEA	926	1,022	26%	26%	(9)%	(9)%
APAC - Asia Pacific	344	371	10%	9%	(7)%	(7)%
Americas International - Canada and Latin America	337	409	10%	11%	(18)%	(17)%
Total International	1,607	1,802	46%	46%	(11)%	(10)%
Total revenue	$3,508	$3,894	100%	100%	(10)%	(10)%
Revenue in the U.S. for the nine months ended June 30, 2013 and 2012 was $1,901 million and $2,092 million, respectively, a decrease of $191 million or 9%. The decrease in U.S. revenue was primarily attributable to lower sales associated with our unified communications and contact center products, which contributed to lower revenues from maintenance and professional services, particularly with our U.S. Government customers. Revenue in EMEA for the nine months ended June 30, 2013 and 2012 was $926 million and $1,022 million, respectively, a decrease of $96 million or 9%. The decrease in EMEA revenue was primarily attributable to lower sales associated with our unified communications products and to a lesser extent lower sales associated with our contact center and networking products, partially offset by the incremental revenues from the Radvision business. Revenue in APAC for the nine months ended June 30, 2013 and 2012 was $344 million and $371 million, respectively, a decrease of $27 million or 7%. The decrease in APAC revenue is primarily attributable to lower revenues associated with our unified communications and network products and professional services, partially offset by higher maintenance services. Revenue in Americas International was $337 million and $409 million for the nine months ended June 30, 2013 and 2012, respectively, a decrease of $72 million or 18%. The decrease in Americas International revenue was particularly attributable to Canada and Brazil and was associated primarily with our unified communications and contact center products, as well as an unfavorable impact of foreign currency.
We sell our solutions directly to end users and through an indirect sales channel. The following table sets forth a comparison of revenue from sales of products by channel:

	Nine months ended June 30,
	2013	2012	Percentage of Total ECS Product Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Dollars in millions			2013	2012
Direct	$405	$498	24%	25%	(19)%	(18)%
Indirect	1,315	1,522	76%	75%	(14)%	(14)%
Total ECS product revenue	$1,720	$2,020	100%	100%	(15)%	(15)%

Gross Profit
The following table sets forth a comparison of gross profit by segment:

	Nine months ended June 30,
	Gross Profit		Gross Margin		Change
Dollars in millions	2013	2012	2013	2012	Amount	Pct.
GCS	$917	$1,047	59.4%	58.1%	(130)	(12)%
Networking	73	93	41.0%	42.3%	(20)	(22)%
ECS	990	1,140	57.6%	56.4%	(150)	(13)%
AGS	940	909	52.6%	48.5%	31	3%
Unallocated amounts	(51)	(109)	(1)	(1)	58	(1)
Total	$1,879	$1,940	53.6%	49.8%	(61)	(3)%

(1)	Not meaningful
Gross profit for the nine months ended June 30, 2013 and 2012 was $1,879 million and $1,940 million, respectively, a decrease of $61 million or 3%. The decrease is primarily attributable to a decrease in sales volume and lower pricing as a result of increasing competition in the marketplace partially offset by the success of our gross margin improvement initiatives, the impact of lower amortization of technology intangible assets, and a $5 million benefit associated with our release of a contingent liability reserve related to a labor matter in EMEA following the receipt of a favorable court ruling. Our gross margin improvement initiatives include exiting facilities, reducing the workforce, relocating positions to lower-cost geographies, productivity improvements, and obtaining better pricing from our contract manufacturers and transportation vendors. As a result of the above factors, gross margin increased to 53.6% for the nine months ended June 30, 2013 from 49.8% for the nine months ended June 30, 2012.
GCS gross profit for the nine months ended June 30, 2013 and 2012 was $917 million and $1,047 million, respectively, a decrease of $130 million or 12%. The decrease in GCS gross profit is primarily due to the decrease in sales volume and lower pricing as a result of increasing competition in the marketplace partially offset by the success of our gross margin improvement initiatives discussed above. As a result of the above factors, GCS gross margin increased to 59.4% for the nine months ended June 30, 2013 compared to 58.1% for the nine months ended June 30, 2012.
Networking gross profit for the nine months ended June 30, 2013 and 2012 was $73 million and $93 million, respectively, a decrease of $20 million or 22%. Networking gross margin decreased to 41.0% for the nine months ended June 30, 2013 from 42.3% for the nine months ended June 30, 2012. The decreases in Networking gross profit and margin were due to lower revenues which did not allow us to leverage our fixed costs.
AGS gross profit for the nine months ended June 30, 2013 and 2012 was $940 million and $909 million, respectively, an increase of $31 million or 3%. The increase in AGS gross profit is primarily due to the continued benefit from our gross margin improvement initiatives discussed above, and a $5 million benefit associated with the release of a contingent liability related to a labor matter in EMEA as a result of a favorable court ruling. We have redesigned the Avaya support website and continue to transition our customers from an agent-based support model to a self-service/web-based support model. These improvements have allowed us to reduce the workforce and relocate positions to lower-cost geographies. These increases in AGS gross profit were partially offset by a decrease in services revenue. As a result of the above factors, AGS gross margin increased to 52.6% for the nine months ended June 30, 2013 compared to 48.5% for the nine months ended June 30, 2012.
Unallocated amounts for the nine months ended June 30, 2013 and 2012 include the effect of the amortization of acquired technology intangibles and costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level. The decrease in unallocated costs is primarily due to the impact of lower amortization associated with technology intangible assets acquired prior to fiscal 2012.

Operating expenses

	Nine months ended June 30,
	2013	2012	Percentage of Revenue		Change
Dollars in millions			2013	2012	Amount	Pct.
Selling, general and administrative	$1,145	$1,252	32.6%	32.2%	$(107)	(9)%
Research and development	343	344	9.8%	8.8%	(1)	0%
Amortization of intangible assets	171	169	4.9%	4.3%	2	1%
Goodwill impairment	89	—	2.5%	—%	89	-
Restructuring and impairment charges, net	165	132	4.7%	3.4%	33	25%
Acquisition-related costs	1	4	0.0%	0.1%	(3)	(75)%
Total operating expenses	$1,914	$1,901	54.5%	48.8%	$13	1%
SG&A expenses for the nine months ended June 30, 2013 and 2012 were $1,145 million and $1,252 million, respectively, a decrease of $107 million. The decrease was primarily due to lower expenses as a result of our cost savings initiatives, lower selling expenses and a $3 million benefit associated with our release of a contingent liability reserve related to a labor matter in EMEA following the receipt of a favorable court ruling. Our cost savings initiatives include exiting and consolidating facilities, reducing the workforce and relocating positions to lower-cost geographies. These decreases were partially offset by the incremental expenses associated with the Radvision business for the full nine months ended June 30, 2013 versus the period June 5, 2012 through June 30, 2012, a $10 million charge recognized in the third quarter of fiscal 2013 based on the resolution of certain legal matters and by $3 million of additional depreciation related to the change in estimate of the salvage value and useful life of one of the Company's U.S. facilities. The Company will recognize additional depreciation of approximately $18 million in the fourth quarter of fiscal 2013 associated with this facility.
R&D expenses for the nine months ended June 30, 2013 and 2012 were $343 million and $344 million, respectively, a decrease of $1 million. The decrease was primarily due to lower expenses associated with our cost savings initiatives discussed above partially offset by the incremental expenses associated with the Radvision business and a lower portion of product development costs that were capitalized in the current period. Capitalized software development costs for the nine months ended June 30, 2013 and 2012 were $12 million and $30 million, respectively, a decrease of $18 million. Because the projects in our product development portfolio for the nine months ended June 30, 2012 were generally further along in the development cycle than those for the nine months ended June 30, 2013, we capitalized a lower portion of our current period R&D spend.
Amortization of intangible assets was $171 million and $169 million for the nine months ended June 30, 2013 and 2012, respectively.
Goodwill impairment associated with our ITPS reporting unit for the nine months ended June 30, 2013 was $89 million. The ITPS reporting unit provides specialized information technology services exclusively to U.S. government customers and has experienced a decline in revenues as compared to previous periods and a reduction in its forecasts for the remainder of fiscal 2013. The reporting unit was impacted by reduced government spending in anticipation of sequestration and general budget cuts. Additionally, there is much uncertainty regarding how sequestration cuts will be implemented and the impact they will have on contractors supporting the government. As a result of these events, the Company determined that an interim impairment test of the reporting unit's goodwill should be performed.
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
During the nine months ended June 30, 2012, the Company tested goodwill for impairment and determined that no impairment existed.
Restructuring and impairment charges, net, for the nine months ended June 30, 2013 and 2012 were $165 million and $132 million, respectively, an increase of $33 million. The Company continued to identify opportunities to streamline its operations and generate cost savings which included consolidating and exiting facilities and eliminating employee positions. Restructuring charges recorded during the nine months ended June 30, 2013 include employee separation costs of $127 million and lease obligations of $38 million. These costs primarily include the payments associated with employee severance actions in EMEA and the U.S. and lease obligations associated with the vacated portion of a facility in Germany, which the Company will continue to vacate through the fourth quarter of fiscal 2013, and facilities in the United Kingdom and the U.S. The severance actions in EMEA provided for the elimination of 234 positions and resulted in a charge of $46 million. The separation charges include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. Enhanced severance plans were offered to certain management employees in the U.S. in the first and third quarter of fiscal 2013 and resulted in the elimination of 195 and 456 positions and restructuring charges of $9 million and $21 million, respectively, for which the related payments are expected to be completed in fiscal 2013. Restructuring charges recorded during the nine months ended June 30, 2012 include employee separation costs of $113 million and lease obligations of $15 million. Employee separation costs for the period include $70 million associated with a plan presented to the works council on February 13, 2012 representing employees of certain of the Company's German subsidiaries to eliminate 327 positions. In addition to the restructuring charges related to Germany, the Company had employee separation costs in the U.S., Canada, and EMEA, excluding Germany. Costs related to lease obligations include facilities partially or totally vacated during the period primarily located in the United Kingdom and the U.S. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future and the costs of those actions could be material.
During the nine months ended June 30, 2012 the Company initiated a plan to dispose of a Company owned facility in Germany and relocate to a new facility. Accordingly, the Company wrote the value of this asset down to its net realizable value and had reclassified this asset to held for sale. Included in restructuring and impairment charges, net in the Statement of Operations is an impairment of $4 million for the nine months ended June 30, 2012. During the first quarter of fiscal 2013, the Company sold this facility for its net realizable value.
Acquisition-related costs were $1 million for the nine months ended June 30, 2013 and include third-party legal and other costs related to business acquisitions in fiscal 2013. Acquisition-related costs for the nine months ended June 30, 2012 were $4 million and include third-party legal and other costs related to business acquisitions in fiscal 2012.
Operating (Loss) Income
For the nine months ended June 30, 2013, operating loss was $35 million compared to operating income of $39 million for the nine months ended June 30, 2012.
Operating (loss) income for the nine months ended June 30, 2013 and 2012 includes non-cash expenses for depreciation and amortization of $331 million and $426 million, goodwill impairment of $89 million and $0, and share-based compensation of $7 million and $7 million for each of the periods, respectively.
Interest Expense
Interest expense for the nine months ended June 30, 2013 and 2012 was $346 million and $324 million, respectively, which includes non-cash interest expense of $16 million and $17 million, respectively. Non-cash interest expense for each period includes amortization of debt issuance costs and accretion of debt discount. Cash interest expense for the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012 increased as a result of certain debt refinancing transactions partially offset by a decrease in interest expense as a result of the expiration of certain unfavorable interest rate swap contracts.
During the nine months ended June 30, 2013, the Company completed a series of transactions which allowed the Company to refinance term loans under its senior secured credit facilities that originally matured October 26, 2014 and substantially all of its senior unsecured notes that were scheduled to mature on November 1, 2015. As a result of these debt refinancing transactions, the interest rate associated with the portion of the Company's debt that was refinanced increased. See Note 7, "Financing Arrangements" to our unaudited interim consolidated financial statements for further details.
Loss on Extinguishment of Debt
In connection with (1) the issuance of our 9% Senior Secured Notes and the payment of $284 million of our term B-5 loans and (2) the refinancing of $584 million of outstanding term B-1 loans, we recognized a loss on extinguishment of debt for the nine months ended June 30, 2013 of $6 million. The loss represents the difference between the reacquisition price and the carrying value (including unamortized discount and debt issue costs) of the debt. See Note 7, "Financing Arrangements" to our unaudited interim consolidated financial statements for further details.
Other Expense, Net
Other expense, net, for the nine months ended June 30, 2013 was $9 million as compared to $7 million for the nine months ended June 30, 2012. Other expense, net, for the current period includes third party fees incurred in connection with debt modifications of $18 million, partially offset by net foreign currency transaction gains of $10 million. Also included in other expense, net for the nine months ended June 30, 2013 is a $1 million translation loss recognized in connection with the devaluation of the bolivar by the Venezuela government in February 2013. Other expense, net for the nine months ended June 30, 2012 includes net foreign currency transaction losses of $7 million.

Benefit from (Provision for) Income Taxes
The benefit from income taxes for the nine months ended June 30, 2013 was $9 million, as compared to the provision for income taxes of $62 million for the nine months ended June 30, 2012.
The effective rate for the nine months ended June 30, 2013 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss in the Consolidated Statements of Operations, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) $17 million of income tax benefit recognized upon the expiration of certain interest rate swaps, and (4) the release of $43 million of valuation allowance associated with net gains in other comprehensive income.
During the nine months ended June 30, 2013, the Company recognized $17 million of income tax benefit related to the elimination of the tax effect of certain interest rate swaps in other comprehensive income. The tax effect of such interest rate swaps was recognized in other comprehensive income prior to the establishment of a valuation allowance against the Company's U.S. net deferred tax assets and was eliminated following the expiration of the final interest rate swap upon which the tax effect was established.
During the nine months ended June 30, 2013, the Company recorded a tax charge of $43 million to other comprehensive income primarily relating to pension benefits. The charge to other comprehensive income and decrease in related deferred tax assets resulted in an income tax benefit in the Consolidated Statements of Operations related to the release of the corresponding valuation allowance.
The effective income tax rate for the nine months ended June 30, 2012 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss and (2) changes in the valuation allowance established against the Company’s deferred tax assets.
Liquidity and Capital Resources
Cash and cash equivalents decreased by $66 million to $271 million at June 30, 2013 from $337 million at September 30, 2012. Our existing cash balance, cash generated by operations and borrowings available under our credit facilities are our primary sources of short-term liquidity. Based on our current level of operations, we believe these sources will be adequate to meet our liquidity needs for at least the next 12 months. Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. As part of our analysis, we have assessed the implications of recent financial events on our current business and determined that these market conditions have not affected our ability to meet our obligations as they come due in the ordinary course of business and have not had a significant impact on our liquidity as of June 30, 2013. However, we cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under our credit facilities in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs.
Sources and Uses of Cash
A condensed statement of cash flows for the nine months ended June 30, 2013 and 2012 follows:

	Nine months ended June 30,
In millions	2013	2012
Net cash (used for) provided by:
Net loss	$(387)	$(354)
Adjustments to net loss for non-cash items	428	478
Changes in operating assets and liabilities	58	(184)
Operating activities	99	(60)
Investing activities	(89)	(237)
Financing activities	(68)	167
Effect of exchange rate changes on cash and cash equivalents	(8)	1
Net decrease in cash and cash equivalents	(66)	(129)
Cash and cash equivalents at beginning of period	337	400
Cash and cash equivalents at end of period	$271	$271

Operating Activities
Cash provided by operating activities was $99 million for the nine months ended June 30, 2013 compared to cash used for operating activities of $60 million for the nine months ended June 30, 2012.
Adjustments to reconcile net loss to net cash provided by operations for the nine months ended June 30, 2013 and 2012 were $428 million and $478 million, respectively and primarily consisted of depreciation and amortization of $331 million and $426 million, respectively. Adjustments to reconcile net loss to net cash provided by operations during the nine months ended June 30, 2013 also included goodwill impairment of $89 million and third-party fees expensed in connection with our debt modifications of $18 million, which were partially offset by unrealized gains on foreign currency exchanges of $25 million.
During the nine months ended June 30, 2013, changes in our operating assets and liabilities resulted in a net increase in cash and cash equivalents of $58 million. The net increase was driven by improvements in the collection of receivables, increases in deferred revenues attributable to a number of annual prepaid maintenance contracts closed in January 2013, and the effects of non-cash business restructuring reserves net of cash payments against our reserves. These increases in cash and cash equivalents were partially offset by payment of accrued interest, payments associated with our employee incentive programs and the pay down of accounts payable.
During the nine months ended June 30, 2012, changes in our operating assets and liabilities resulted in a net decrease in cash and cash equivalents of $184 million. The net decrease was primarily driven by the payment of accrued interest, payments associated with our business restructuring reserves and payments associated with our employee incentive programs.
Investing Activities
Cash used for investing activities was $89 million and $237 million for the nine months ended June 30, 2013 and 2012, respectively. The primary use of cash for investing activities for the nine months ended June 30, 2013 was related to capital expenditures and capitalized software development costs of $78 million and $12 million, respectively. These uses of cash for investing activities for the nine months ended June 30, 2013 were partially offset by $12 million of cash proceeds from the sales of long-lived assets. The primary use of cash for investing activities for the nine months ended June 30, 2012 was related to $212 million of payments in connection with acquisitions, net of cash acquired, including the acquisition of Radvision for $208 million (net of cash acquired of $22 million). Cash used for investing activities for the nine months ended June 30, 2012 also included capital expenditures and capitalized software development costs of $60 million and $30 million, respectively. Further, during the nine months ended June 30, 2013 and 2012, the Company advanced to Parent $10 million and $8 million, respectively, in exchange for notes receivable. The principal amount of these notes plus any accrued and unpaid interest are due in full October 3, 2015 and October 3, 2014 with interest at the rate of 0.93% and 1.63% per annum, respectively. The proceeds of these notes were used by Parent to partially fund an acquisition in October 2011. Once the acquisition was complete, Parent immediately merged the acquired entity with and into the Company, with the Company surviving the merger. Cash used for investing activities for the nine months ended June 30, 2012 was partially offset by $73 million of cash proceeds from the sale of investments primarily related to marketable securities which were acquired in connection with the acquisition of Radvision and subsequently sold.
Financing Activities
Net cash used for financing activities was $68 million for the nine months ended June 30, 2013 compared to net cash provided by financing activities of $167 million for the nine months ended June 30, 2012. Cash from financing activities for the nine months ended June 30, 2013 includes proceeds of $589 million from the issuance of senior secured term B-5 loans and proceeds of $290 million from the issuance of 9% Senior Secures Notes. The proceeds from the issuance of the senior secured term B-5 loans were used to repay $584 million principal amount of our senior secured term B-1 loans and the proceeds from the issuance of the 9% Senior Secured Notes were used to repay $284 million principal amount of our term B-5 loans. Cash used for financing activities for the nine months ended June 30, 2013 also includes cash paid for debt issuance and modification costs of $49 million. Cash flows from financing for the nine months ended June 30, 2012 includes a capital contribution to Avaya from Parent in the amount of $196 million from the Parent's issuance of Series B preferred stock and warrants to purchase common stock of Parent. In addition, in connection with the acquisition of Radvision, the Company borrowed $60 million under its senior secured asset-based credit facility during the nine months ended June 30, 2012. Following the completion of the acquisition, all amounts borrowed were repaid in full. Included in cash used for financing activities is $28 million in scheduled debt payments for each of the nine months ended June 30, 2013 and 2012. See Note 7, "Financing Arrangements" to our unaudited consolidated financial statements for further details on the debt refinancing transactions entered into during the nine months ended June 30, 2013.
Credit Facilities
We have entered into borrowing arrangements and further amended the arrangements with several financial institutions in connection with the Merger on October 26, 2007 and the acquisition of the enterprise solutions business of Nortel.

During the three months ended December 31, 2012, the Company completed three transactions which allowed the Company to refinance $848 million of term loans under its senior secured credit facilities that were scheduled to mature on October 26, 2014. These transactions were (1) an amendment and restatement of the senior secured credit facility and the senior secured multi-currency asset-based revolving credit facility on October 29, 2012 along with the extension of the maturity date of $135 million aggregate principal amount of senior secured term B-1 loans ("term B-1 loans"), (2) an amendment and restatement of the senior secured credit facility on December 21, 2012 along with the extension of the maturity date of $713 million aggregate principal amount of term B-1 loans and $134 million aggregate principal amount of senior secured term B-4 loans, and (3) the issuance on December 21, 2012 of $290 million of 9% senior secured notes due April 2019.
During the three months ended March 31, 2013, the Company refinanced the remaining $584 million of term B-1 loans outstanding under its senior secured credit facility with the cash proceeds of $589 million aggregate principal amount of term B-5 loans under the senior secured credit facility.
Additionally, during the three months ended March 31, 2013, the Company refinanced $1,384 million of senior unsecured notes through (1) amendments to the senior secured credit facility and the senior secured multi-currency asset-based revolving credit facility permitting the refinancing of the 9.75% senior unsecured notes due 2015 and 10.125%/10.875% senior unsecured PIK toggle notes due 2015 (collectively, the “Old Notes”) with indebtedness secured by a lien on certain collateral on a junior-priority basis and (2) the exchange of $1,384 million of Old Notes for $1,384 million of 10.50% senior secured notes due 2021.
As of June 30, 2013, term loans outstanding under the Cash Flow Credit Agreement include term B-3 loans, term B-4 loans and term B-5 loans with remaining face values (after all principal payments through June 30, 2013) of $2,133 million, $1 million, and $1,144 million respectively. The Company regularly evaluates market conditions, its liquidity profile, and various financing alternatives for opportunities to enhance its capital structure. If opportunities are favorable, the Company may refinance existing debt or issue additional debt securities.
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
Specifically, we expect our primary cash requirements for the remainder of fiscal 2013 to be as follows:

•
Benefit obligations—We estimate we will make payments under our pension and postretirement obligations totaling $65 million during the remainder of fiscal 2013. These payments include: $45 million to satisfy the minimum statutory funding requirements of our U.S. qualified plans, $2 million of payments under our U.S. benefit plans which are not pre-funded, $5 million under our non-U.S. benefit plans which are predominately not pre-funded, $2 million under our U.S. retiree medical benefit plan which is not pre-funded and $11 million under the agreements for represented retirees to post-retirement health trusts. See discussion in Note 11, “Benefit Obligations” to our unaudited interim consolidated financial statements for further details of our benefit obligations.

•
Debt service—As discussed above and in Note 7, "Financing Arrangements" to our unaudited interim consolidated financial statements, the Company entered into certain refinancing transactions during the nine months ended June 30, 2013. We expect to make payments of $133 million during the remainder of fiscal 2013 for principal and interest associated with our long-term debt, as refinanced. We will also make payments associated with our interest rate swaps used to reduce the Company’s exposure to variable-rate interest payments.

•	Capital expenditures—We expect to spend approximately $32 million for capital expenditures and capitalized software development costs during the remainder of fiscal 2013.

•
Restructuring payments—We expect to make payments of approximately $53 million during the remainder of fiscal 2013 for employee separation costs and lease termination obligations associated with restructuring actions we have implemented through June 30, 2013.

As discussed above and in Note 7, "Financing Arrangements" to our unaudited interim consolidated financial statements, the Company entered into certain refinancing transactions during the nine months ended June 30, 2013. Annual maturities of debt, based on our debt profile as of June 30, 2013 and September 30, 2012, for the next five years ending September 30th and thereafter consist of:

In millions	June 30, 2013	September 30, 2012
2013	$9	$38
2014	38	38
2015	53	1,442
2016	174	1,542
2017	38	23
2018 and thereafter	5,799	3,046
Total	$6,111	$6,129

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
On June 9, 2011, Parent filed with the SEC a registration statement on Form S-1 (as it may be amended from time to time, the “registration statement”) relating to a proposed initial public offering of its common stock. As contemplated in the registration statement, the net proceeds of the proposed offering are expected to be used, among other things, to repay a portion of our long-term indebtedness.  The registration statement remains under review by the SEC and shares of common stock registered thereunder may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This document shall not constitute an offer to sell or the solicitation of any offer to buy nor shall there be any sale of those securities in any State or other jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State or other jurisdiction. Further, there is no way to predict whether or not Parent will be successful in completing the offering as contemplated and if it is successful, we cannot be certain if, or how much of, the net proceeds will be used for the purposes identified above.
During the fourth quarter of fiscal 2012, the Company changed its indefinite reinvestment of undistributed foreign earnings assertion with respect to its non-U.S. subsidiaries. This change in assertion reflects the Company's intention and ability to maintain flexibility with respect to sourcing of funds from non-U.S. locations.

Debt Ratings
As of June 30, 2013, we had a long-term corporate family rating of B3 with a negative outlook from Moody’s and a corporate credit rating of B- with a negative outlook from Standard & Poor’s. Our ability to obtain additional external financing and the related cost of borrowing may be affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies.
Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K filed with the SEC on December 9, 2012 and determined that there were no significant changes to our critical accounting policies in the nine months ended June 30, 2013 except for recently adopted accounting guidance as discussed in Note 2, “Recent Accounting Pronouncements” to our unaudited interim consolidated financial statements.
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
As a result of the application of step two of the goodwill impairment test, the Company estimated the implied fair value of the goodwill to be $44 million as compared with a carrying value of $133 million and recorded an impairment to goodwill of $89 million.  See discussion in Note 4, “Goodwill and Intangible Assets” to our unaudited consolidated interim financial statements for further details.
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

June 30, 2013
The Company determined that no events had occurred or circumstances changed during the three months ended June 30, 2013 that would indicate that its long-lived assets, including intangible assets with finite lives, may not be recoverable or that it is more likely than not that its intangible assets with indefinite lives are impaired. However, if market conditions deteriorate, it may be necessary to record impairment charges in the future.
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

The unaudited reconciliation of net loss, which is a GAAP measure, to EBITDA and Adjusted EBITDA is presented below:

	Three months ended June 30,		Nine months ended June 30,
(In millions)	2013	2012	2013	2012
Net loss	$(110)	$(166)	$(387)	$(354)
Interest expense	122	107	346	324
Interest income	(1)	(1)	(2)	(3)
(Benefit from) provision for income taxes	(3)	88	(9)	62
Depreciation and amortization	110	140	331	426
EBITDA	118	168	279	455
Impact of purchase accounting adjustments	1	1	1	2
Restructuring charges, net	63	17	165	128
Sponsors’ fees (a)	1	1	5	5
Acquisition-related costs (b)	1	1	1	4
Integration-related costs (c)	3	6	12	14
Loss on extinguishment of debt (d)	—	—	6	—
Third-party fees expensed in connection with the debt modification (e)	—	—	18	—
Non-cash share-based compensation	4	2	7	7
Write-down of assets held for sale to net realizable value	—	4	—	4
(Gain) loss on investments and sale of long-lived assets, net	(1)	—	(1)	3
Goodwill impairment	—	—	89	—
Impairment of long-lived assets	1	2	1	2
Venezuela hyperinflationary and devaluation charges	—	—	1	—
Resolution of legal matters	10	—	10	—
Loss (gain) on foreign currency transactions	5	(5)	(10)	7
Pension/OPEB/nonretirement postemployment benefits and long-term disability costs (f)	19	28	64	73
Adjusted EBITDA	$225	$225	$648	$704

(a)	Sponsors’ fees represent monitoring fees payable to affiliates of the Sponsors pursuant to a management services agreement entered into at the time of the Merger.

(b)	Acquisition-related costs include legal and other costs related to Radvision, the acquisition of NES and other acquisitions.

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

(f)
Represents that portion of our pension costs, other post-employment benefit costs and non-retirement post-employment benefit costs representing the amortization of prior service costs and net actuarial gains/losses associated with these employment benefits. For the three and nine months ended June 30, 2013, the amounts include a net curtailment gain of $6 million associated with the U.S. pension and postretirement plans. For the three and nine months ended June 30, 2012, the amounts include a curtailment charge of $5 million associated with workforce reductions in Germany and the U.S.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risk” in Avaya’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 filed with the SEC on December 12, 2012. As of June 30, 2013, there have been no material changes in this information.

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
On June 5, 2012, the Company completed the acquisition of RADVISION Ltd. (“Radvision”). The Company has analyzed, evaluated and, where necessary, implemented certain changes in the controls and procedures over financial reporting as they relate to the Radvision business. There were no other changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 14, “Commitments and Contingencies” to the unaudited Consolidated Financial Statements.

Item 1A.	Risk Factors

There have been no material changes during the quarterly period ended June 30, 2013 to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

During and subsequent to the quarter ended June 30, 2013, no events took place that were required to be disclosed in a report on Form 8-K but were not reported.

Item 6.	Exhibits.

Exhibit Number

10.1	Form of Segment Transformation Growth Incentive cash award agreement dated July 2013.

10.2	Form of Segment Transformation Growth Incentive restricted stock unit award agreement dated July 2013.

31.1	Certification of Kevin J. Kennedy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David Vellequette pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kevin J. Kennedy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David Vellequette pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Avaya Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at June 30, 2013 and September 30, 2012, (ii) Consolidated Statement of Operations for the three and nine months ended June 30, 2013 and 2012(iii) the Consolidated Statement of Comprehensive Income for the three and nine months ended June 30, 2013 and 2012 (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements (Unaudited)*

*
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

August 9, 2013