Form 10-K
period 2013-09-30
AVAYA INC
filed 2013-11-22
CIK 1116521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended September 30, 2013
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-15951

AVAYA INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3713430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4655 Great American Parkway Santa Clara, California	95054
(Address of Principal executive offices)	(Zip Code)
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 22, 2013, 100 shares of Common Stock, $.01 par value, of the Registrant were outstanding.

When we use the terms “we,” “us,” “our,” “Avaya” or the “Company,” we mean Avaya Inc., a Delaware corporation, and its consolidated subsidiaries taken as a whole, unless the context otherwise indicates.
This Annual Report on Form 10-K contains the registered and unregistered Avaya Aura®, Avaya Flare®, AvayaLive, Radvision Scopia® and other trademarks or service marks of Avaya and are the property of Avaya Inc. and/or its affiliates. This Annual Report on Form 10-K also contains additional tradenames, trademarks or service marks belonging to us and to other companies. We do not intend our use or display of other parties’ trademarks, tradenames or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

i

PART I

Item 1.	Business.
Our Company
We are a leading global provider of real-time business collaboration and communications products and services that bring people together with the right information at the right time in the right context, enabling businesses to improve their efficiency and quickly solve critical business challenges. Our products and services are designed to enable business users to work together more effectively internally and with their customers and suppliers, to accelerate decision-making and achieve enhanced business outcomes. These industry leading products and services are also designed to be flexible, reliable and secure, enabling simplified management and cost reduction while providing a platform for next-generation collaboration from Avaya.
We are highly focused on serving our core business collaboration and communications markets with open fit-for-purpose products and distributed software services and support models. We shape our portfolio to meet the demands of customers today and in the future. Our products are aimed at large enterprises, midmarket businesses and government organizations. We offer our products in three key business collaboration and communications categories:

•	Real-Time Collaboration, Video and Unified Communications Software, Infrastructure and Endpoints for an increasingly mobile workforce

•	Customer Experience Management, including Contact Center applications

•	Networking for data center, campus, branch, and wireless access to complement our business collaboration, unified communications and contact center portfolios
These three categories are supported by Avaya’s portfolio of services including product support, integration, professional services and Cloud and managed services. These services enable customers to optimize and manage their communications networks worldwide and achieve enhanced business results.
Our products are designed to be highly scalable, reliable, secure, flexible and easy to manage. They can be deployed in numerous ways including on a customer’s own premise, in the cloud and in a virtualized environment. We believe that delivering products and services in a cloud environment, either private or public, will be the deployment mode of choice for many customers in the near future. Further, our research and development investments are focused on products and services across the user experience and business application layers, the infrastructure layer, and endpoints. In addition, we are investing in software for monitoring, troubleshooting and managing distributed communications architectures that we believe will reduce the total cost of ownership and improve end-to-end serviceability of our products and services versus our competitors.
Significant industry trends, such as the Bring Your Own Device ("BYOD") and the blurring of consumer and enterprise, called the “Consumerization of IT,” are driving the overall move toward enterprise mobility. Enterprises seek 24x7 device and location agnostic collaboration and communications products to increase employee effectiveness, reduce costs and gain competitive advantages in the marketplace. In addition, we believe many businesses today have grown through acquisition or lack central controls on infrastructure and are left with inefficient, disparate communications infrastructures that may benefit financially from consolidation. As a result of these trends, we believe that enterprises require holistic, flexible business solutions that are designed to facilitate collaboration, and incorporate enterprise-class stability, scalability and security. Additionally, we believe that the market will evolve to require secure collaboration between enterprises including video, desktop sharing, presence and directory updates.
Through our innovative collaboration and communications products and services, we are reshaping our portfolio to address these trends and continue to grow our business. The foundation for our ongoing innovation is our Avaya Aura platform, our Session Initiation Protocol ("SIP") standards-based software suite that brings together voice, video and data into a single, integrated communications and collaboration platform. Our portfolio of business collaboration and communications products is designed to deliver a simple and intuitive user experience, seamlessly integrating various modes of communications and collaboration, including real-time voice, video, instant messaging, presence, and conferencing, and non-real-time email, voicemail and social networking. In addition, we have decoupled products and services from the user’s location and allowed consolidation of infrastructure in the data center. Our products take the critical step of replacing voice-centric call control used by traditional Voice over Internet Protocol ("VoIP") products with standards-based SIP session management. This allows communications applications to operate freely from the underlying infrastructure and supports both multiple media (voice, video, text) and modes (call, conference, instant messaging/chat, and email) of communication over the same session in a more cost-effective manner. SIP, as an open standard enables multi-vendor application integration, helps customers reduce operating expenses by providing more efficient management of network connectivity options and enhances the user experience by improving communication quality for real time media connections by initiating sessions per connection to improve throughput and reduce delays. Our Avaya Aura Contact Center leverages our session management architecture and applies these collaboration principles and resulting benefits to customer interactions.
We have further enhanced our business through acquisitions that have amplified our innovation and growth strategy. In addition to our acquisition of the enterprise business solutions business ("NES") of Nortel Networks Corporation in 2009, in June 2012, we acquired RADVISION Ltd. ("Radvision"), a global provider of videoconferencing and telepresence technologies over internet protocol, or IP, and wireless networks. The integrated Avaya and Radvision technology portfolios provide customers a highly integrated and interoperable suite of cost-effective, easy to use, high-definition video collaboration products, with the ability to interoperate with multiple mobile devices including Apple iPad and Google Android. On October 1, 2013, we acquired IT Navigator Ltd. ("IT Navigator") a global provider of Cloud, social media and management products and services. The integration of the Avaya and IT Navigator portfolios is expected to add key management reporting and social media capabilities and enhance Avaya's Cloud as well as its unified communication and contact center products. We believe the investments in NES, Radvision, IT Navigator and other acquisitions, as well as our ongoing investments in research and development, are helping us to capitalize on the increasing focus of enterprises on deploying collaboration products in order to increase productivity, reduce costs and complexity and gain competitive advantage, which is being further accelerated by a trend toward a more mobile workforce and the associated proliferation of devices.
We leverage our sales and distribution channels to bring new products and services to market and accelerate customer adoption. We have strategic initiatives in place to grow our channel partner community while supporting our partners’ profitability and success. We also fully leverage the diversity of the channel partner community for the Avaya portfolio, engaging with value added resellers, systems integrators, service providers, and application developers. Please see the section titled, Customers; Sales, Partners and Distribution for more details.
Our products and services address the needs of a diverse range of customers, including large multinational enterprises, small and medium-sized businesses and government organizations. As of September 30, 2013, we had over 300,000 customers, including more than 95% of the Fortune 500 companies, with installations in over one million customer locations worldwide. Our customers operate in a broad range of industries, including financial services, manufacturing, retail, transportation, energy, media and communications, healthcare, education and government, and include, among others, Morgan Stanley & Co. LLC, Progressive Casualty Insurance Company, Whirlpool Corporation, The Hewlett-Packard Company, or HP, United Air Lines, Inc., Marriott International, Inc., the Blue Cross and Blue Shield Association, Australia National University and the FDIC. We employ a flexible go-to-market strategy with direct and indirect presence in over 160 countries. As of September 30, 2013, we had approximately 10,900 channel partners and for fiscal 2013, our product revenue from indirect sales represented approximately 76% of our total product revenue.
For fiscal 2013 and 2012, we generated revenue of $4,708 million and $5,171 million, respectively. For fiscal 2013, product revenue represented 50% of our total revenue and services revenue represented 50%. For fiscal 2012, product revenue represented 52% of our total revenue and services revenue represented 48%. Revenue generated in the United States for fiscal 2013 and 2012 represented 54% of our total revenue. For fiscal 2013 and 2012, we had operating income of $78 million and $115 million, respectively. For fiscal 2013 and 2012, we had net losses of $364 million and $344 million, respectively. For fiscal 2013 and 2012, we had Adjusted EBITDA of $943 million and $971 million, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations: EBITDA and Adjusted EBITDA” for a definition and explanation of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.
Our Industry
Trends Driving Business Collaboration Spending
Enterprises are increasingly focused on deploying collaboration products and services in order to increase productivity, reduce costs and complexity and gain competitive advantages. The requirements of enterprises have evolved over the past few years in response to the following trends:
Increasingly Mobile and Connected Workforce Needs Anytime/Anywhere Collaboration Tools. According to a 2011 International Data Corporation (IDC) report, the number of mobile workers worldwide is projected to increase 30% from 1.0 billion in 2010 to 1.3 billion in 20151, increasing the demand in today’s enterprise for both reliable wired and wireless access. In addition, a Forrester Research, Inc. survey indicates that 71% of firms in the U.S. and Western Europe report that providing more mobility support for employees both outside the office and within their facilities is a high or critical priority2. This highlights the importance of the challenges enterprises face in the move toward a more geographically dispersed, 24x7 workforce. To quickly solve business challenges while improving their efficiency, enterprises need collaboration technology that can bring people together with the right information at the right time in the right context to make critical business decisions. These increasingly mobile workers need to be able to connect remotely to their business applications from wherever they are and demand the same experience and capabilities they have when at their office desk.
1 IDC Mobile Worker Population 2011-2015 Forecast, Document #232073, December 2011
2 Forrester Research Forrsights Networks And Telecommunications Survey, Q1 2013, April 2013

Proliferation of Devices and Applications Expanding the Number of Points of Integration. The number and types of endpoints are growing rapidly. Whereas in the past, business users communicated primarily via desk-phones, today they continue to use desk-based devices, but also various mobile devices such as laptops, smartphones and tablets. Gartner reports from September 2013 forecasted that 205 million notebook and ultramobile PC units shipped worldwide in 2012 are projected to grow to 244 million in 20163, 478 million premium mobile phone (providing integrated data capability) sales to end users worldwide in 2012 are projected to grow to 864 million in 20164, and 120 million media tablet (utility, basic & premium) units shipped worldwide in 2012 are projected to grow to 463 million in 20173. In order to communicate seamlessly and securely across these devices, applications and endpoints must be integrated into the communications infrastructure and provide a way for IT professionals to have a consolidated view of these devices and applications so that the environment can be managed effectively and reliably.
Consumerization of the Enterprise has Changed Expectations of Business Users and Put More Pressure on IT Departments. With the proliferation of consumer devices such as the Apple iPhone and Apple iPad, Google Android smartphones and tablets, business applications available through online stores such as the Apple iTunes store and social networking applications such as Facebook and Twitter, business users are increasingly using consumer-focused products and applications for business tasks, particularly in the areas of collaboration and communication. This has put a significant strain on IT departments to support and secure these devices and applications within the enterprise. In addition, business users expect their enterprise IT solutions to mimic the intuitive experience they enjoy with their consumer devices and applications, forcing IT departments to seek products and services that can deliver this kind of experience and enterprise vendors to design their products so that they are easier to use.
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
Business Leaders are Increasingly Challenged with Tight IT Budgets and are Exploring Operating Expense and Cloud Models. Due to continued macro-economic uncertainty, businesses are closely managing overall spending while at the same time making strategic IT investments to gain competitive advantage. As IT departments become increasingly sophisticated and strategically important within the enterprise, business leaders are increasingly held accountable to demonstrate an acceptable level of return for their IT investments. To meet these challenges, CIOs are turning to virtualization technologies that allow enterprises to increase the utilization of costly hardware resources and reduce the physical number of servers needed. Enterprises are also deploying collaboration solutions that allow them to leverage their existing IT investments while providing a flexible roadmap to gradually upgrade their systems. In addition, CIOs are seeking to rationalize their network infrastructure and computing hardware to simplify their IT environments and reduce expenses while also increasing the reliability and scalability of their business collaboration and communications environments to avoid lost productivity and revenue due to systems outages. Increasingly, to help manage costs and efficiencies, CIOs also are exploring a shift to operating expense models, where they pay a fee for business collaboration and communications services but the underlying solutions, infrastructure and headcount are owned and managed by the vendor, as opposed to capital expenditure models that require them to invest in and own the solutions, infrastructure and headcount.
Together these trends add to the complexity of enabling business collaboration, and drive business leaders to seek simpler, holistic solutions that are easy-to-use, scalable and cost-effective.
Business Collaboration Products and Services of Our Competitors Do Not Adequately Address These Trends
Despite the aforementioned trends, we believe competitors’ products and services still fall short of delivering a seamless real-time collaboration experience. Historically, enterprises deployed separate, independent systems to satisfy their communication needs, deploying a different system for voice, email and video usually from different vendors. This siloed approach to communications presents challenges when trying to enable seamless, real-time collaboration. Earlier products and services attempted to aggregate these disparate systems under a common user interface, but failed to integrate them from the ground up on a common platform. As a result, in our view, these products and services suffer from the following limitations:

3 Gartner Forecast: Desk-Based PCs, Notebooks, Ultramobiles and Tablets, Worldwide, 2011-2017, 3Q13 Update, Ranjit Atwal and Carolina Milanesi, September 2013
4 Gartner Forecast: Mobile Phones, Worldwide, 2010-2017, 3Q13 Update, Annette Zimmermann, et al, September 2013

Competitors’ Products and Services were built from an Email or Data Networking Focus, Not for Real-Time Collaboration. As organizations become more decentralized and decisions are increasingly made by groups rather than individuals, business users need to be able to collaborate and communicate in real-time while being able to access information. Many collaboration tools fall short of their promise to enable cross-enterprise cooperation, often simply aggregating different modes of communication around their core competency (email or data) with a single interface to integrate the underlying architectures. As a result, users have a disjointed experience, where the different modes of communication are independent and do not share a common context. For example, an ongoing conversation between people within an enterprise or between an enterprise and its customers that includes emails, phone calls, instant messages and social media occurs over independent and unrelated applications in most competitor environments. As a result, these interactions cannot be seamlessly integrated in real-time or intelligently routed along with the conversation history across various modes and media. The limitations of existing products and services force users to fall back on using the various modes of communication independently, resulting in inefficient interactions and delays in solving complex business problems needing input from multiple constituents.
Traditional Products and Services are Closed and Proprietary, Forcing Customers to use a Single Vendor and Abandon Existing IT
Investments. Some of our competitors’ collaboration products and services use proprietary, closed architectures, which do not integrate well with those of other vendors. This forces customers to choose a platform that does not offer all the desired features and functionality and makes it difficult to integrate third-party applications to address broader enterprise requirements. As a result, customers often either have to abandon their existing infrastructure investments or accept unnecessary levels of complexity and costs in order to deploy new infrastructure equipment and/or new applications. In addition, because these products and services employ proprietary architectures, it is more difficult for developers to create third-party applications that can support them, giving the customer less flexibility and choice with respect to new functionality that may be introduced.
Limited Consumer Device Support. We believe that because of their proprietary nature, some competitors’ products and services do not easily lend themselves to enabling new consumer devices with seamless, real-time collaboration applications. These products and services lack the infrastructure to reliably integrate, support and secure these consumer devices and therefore inhibit the potential benefits these devices can bring to the enterprise.
Most Collaboration Products and Services Vendors Lack an In-House Global Services Organization to Support Customers and Partners Through Implementation, Maintenance and Day-to-Day Operations. Given the complexity of deploying a collaboration product, many customers require some level of assistance to migrate from their current communications environment and may also require help to integrate the new system with their existing infrastructure and business applications. However, most collaboration vendors lack a full scale in-house services organization that includes global managed services for multi-vendor collaboration applications and infrastructure or the integration expertise to help customers and partners manage this transition.
High Total Cost of Ownership. Because many products and services employ proprietary architectures, they require a significant investment in new infrastructure and significant customized integration to address communication requirements not met out of the box. In addition, because many of these products and services were not fit-for-purpose, they have loosely integrated systems that are difficult to deploy and manage and often require significant professional services support upfront and ongoing IT costs to manage and maintain. Such traditional products and services require more complex system integration and achieve reliability through the over deployment of equipment rather than the optimization of product. The result is reliability at a higher cost that is more difficult to scale as business needs change.
Addressable Market for Business Collaboration Products and Services is Large and Growing
We believe that the trend toward a more mobile workforce and the proliferation of devices and applications creates a significant market opportunity for business collaboration. In addition, we believe that the limitations of traditional collaboration products and services and capital-intensive buying models present an opportunity for differentiated vendors to gain market share.
We believe that the business collaboration market includes spending on unified communications, contact center applications and networking infrastructure equipment as well as spending on professional, managed/cloud and support services to implement, maintain and manage these tools. Industry analysts project that in 2013, these markets will have grown to $104 billion of vendor spending in aggregate, with unified communications accounting for $14 billion, contact center accounting for $4 billion, data networking infrastructure accounting for $30 billion and support, managed/cloud and professional services accounting for the remaining $56 billion. Of course, certain segments of this market are growing faster than others. For example, in the unified communications segment, spending for applications is growing at a faster rate than for desk phones. However, markets are impacted positively by the need for enterprises to increase productivity and upgrade their unified communications strategy to a more integrated approach. In response to this need, industry analysts expect that from 2013 through 2016 aggregate spending on unified communications, contact center, data networking and support, managed and professional services will grow at annual growth rates of 3% to 5%.
The Benefits of Our Products and Services
We are a leader in business collaboration and communications and are leveraging our leadership to recognize and address the challenges impacting our industry. We have created next-generation business collaboration and communications products and services that offer an innovative approach, delivering to our customers fit-for-purpose, open products and services that we believe enable them to experience enhanced levels of productivity at a lower total cost of ownership than our competitors. The key benefits of our products and services include:
Innovative Real-Time, Multimedia, Multi-Platform Collaboration Tools that Promote Business Collaboration. Our next-generation business collaboration and communications products and services are designed to provide our customers with the software and infrastructure needed to bring together the right people with the right information at the right time in the right context regardless of the communications technology, devices or location. Our technology can seamlessly integrate different media, enabling interactions with simultaneous video, voice, instant messaging and content, as well as more efficient and effective business collaboration for real-time decision-making.
Fit-For-Purpose Products and Services that Offer an Enhanced User Experience, Productivity Benefits and Lower Total Cost of Ownership. We deliver comprehensive, fit-for-purpose products and services that are designed for the needs of today’s distributed, collaborative workforce, while addressing what we believe are the three key performance challenges for an enterprise-class communications environment: resiliency, efficiency and scalability. Most vendors try to address these demands by layering on more architectures and protocols. In the process, they sacrifice simplicity, flexibility and total cost of ownership. In contrast, our products and services are specifically designed to address these needs, require less hardware and perform better than our competitors.
Open Standards-Based Architecture that Enables Flexible and Extensible Collaboration. Our open standards-based technology, including our Avaya Aura platform, accommodate customers with multi-vendor environments seeking to leverage their existing investments, supplements what they have with the specific collaboration products and/or services they need and rapidly creates and deploys applications. Providing enterprises with strong integration capabilities gives them the flexibility to take advantage of new collaboration and contact center tools and devices as they are introduced, rather than being confined to a single vendor and having to compromise on functionality. We continue to invest in our developer ecosystem, Avaya DevConnect, which boasted over 22,000 members as of September 30, 2013. This, together with our Agile Communication Environment ("ACE"), toolkits, application programming interfaces ("APIs") and integration environments allow businesses to derive unique value from our architecture.
Enterprise-Class Products and Services that are Scalable, Secure, Reliable and Backed by Our Award-Winning Services. Our product portfolio has been designed to be highly reliable, secure and scalable and is backed by our award-winning global services. Avaya Global Services ("AGS") is a leading provider of support services relating to business collaboration and communications products, offering services support tools to help our customers monitor, troubleshoot and manage their infrastructure. In addition, AGS delivers cloud and managed as well as professional services, providing the integration expertise necessary to help customers migrate from their current communications environment to next-generation business collaboration and communications environments.
Centralized Application Integration and Management that Makes it Easier to Integrate, Deploy and Manage. Our technology provides enterprises with the ability to perform integration and management tasks as part of a central service rather than from individual platforms, reducing the amount of time required to perform integration activities and to support and manage unified communications services. Enterprises also can make changes to unified communications services, which can be automatically populated and published throughout the environment, speeding up deployment of new services, infrastructure or unified communications applications.
By implementing our technology, we believe customers benefit from:

•	Improved productivity, efficiency and decision-making of business users.

•	An easy-to-use and flexible solution that enables seamless communication across multiple modes and devices in real-time.

•	Enterprise-class reliability, scalability and security backed by our award-winning global in-house services organization.

•	Lower total cost of ownership.

•	Closer and more targeted communication with their customers.

Our Competitive Strengths
In addition to the strengths of our technology, we believe the following competitive strengths position us well to capitalize on the opportunities created by the market trends affecting our industry.
Leadership Position across Our Key End Markets. We are a leader in business collaboration and communications, with leading market share in worldwide unified communications5, contact center infrastructure6, voice maintenance services7 and enterprise messaging8, and a position in the Leaders quadrant in each of Gartner’s Magic Quadrants for Corporate Telephony, Unified Communications and Contact Center Infrastructure.9
We believe that our market leadership and our incumbent position within our customer base will better enable us to cross-sell to existing customers and win new customers.
Large, Diverse and Global Customer Installed Base. Our products and services address the needs of a diverse range of customers from large multinational enterprises to small and medium-sized businesses in various industries, including financial services, manufacturing, retail, transportation, energy, media and communications, health care, education and government. As of September 30, 2013, we had over 300,000 customers, including more than 95% of the Fortune 500 companies and installations in over one million customer locations worldwide. We have thousands of direct customers and no end-user customers represented more than two percent of our revenue for fiscal 2013. In addition, many of our largest enterprise customers have been buying from us for over 10 years. We believe our large and diverse customer base provides us with recurring revenue and the opportunity to further expand within our customer base.
History of Innovation with Large Pipeline of New Products and Differentiated Approach to Commercialization. We continue to innovate rapidly, expanding on our technical heritage from Bell Labs. As of September 30, 2013, we had approximately 5,900 patents and pending patent applications, including foreign counterparts. Our patents and pending patent applications cover a wide range of products and services involving a variety of technologies, including, but not limited to, unified communications (including video, social media, telephony and messaging), contact centers, wireless communications and data networking. During fiscal 2013, we delivered a total of 101 new product releases, which is nearly double the level from fiscal 2012.
Acquisitions Have Further Amplified Our Innovation and Growth Strategy. Key examples of this include IT Navigator Ltd., acquired in October 2013 and Radvision Ltd., acquired in June 2012. The Radvision portfolio includes videoconferencing and telepresence technologies over IP and wireless networks. The integrated Avaya and Radvision technology portfolios provides customers a highly integrated and interoperable suite of cost-effective, easy to use, high-definition video collaboration products, with the ability to interoperate with multiple mobile devices including Apple iPad and Google Android. The IT Navigator portfolio includes Cloud, social media and management products and services. The integration of the Avaya and IT Navigator portfolios is expected to add key management reporting and social media capabilities and enhance Avaya's Cloud as well as its unified communication and contact center products. We believe the investments in Radvision, IT Navigator and other acquisitions, as well as our ongoing investments in research and development, are helping us to capitalize on the increasing focus of enterprises on deploying collaboration products in order to increase productivity, reduce costs and complexity and gain competitive advantage, which is being further accelerated by a trend toward a more mobile workforce and the associated proliferation of devices.

5 Dell’Oro Group, Enterprise Telephony Report, 4Q12, February, 2013.
6 Gartner Inc. Market Share, Contact Center: Worldwide, 2012, Drew Kraus, March, 2013. Gartner ranks Avaya the leader in Contact Center Agent End-User Revenue by Manufacturer, Worldwide in 2012.
7 IntelliCom Analytics, Services Market Dashboard, Q4 2012 Global Lifecycle Services Market Workbook, April, 2013.
8 T3i Group, InfoTrack for Converged Applications, Messaging Systems Shipments, Revenue & Market Share Details, Full Year 2012, May 2013.
9 Gartner Magic Quadrants-Gartner Magic Quadrant for Corporate Telephony, Jay Lassman, et al, September, 2013.
- Gartner Magic Quadrant for Unified Communications, Bern Elliot et al, July 2013.
- Gartner Magic Quadrant for Contact Center Infrastructure, Drew Kraus, et al, June 2013.
Gartner does not endorse any vendor, product or service depicted in our research publications, and does not advise technology users to select only those vendors with the highest ratings. Gartner research publications consist of the opinions of Gartner’s research organization and should not be construed as statements of fact. Gartner disclaims all warranties, expressed or implied, with respect to this research, including any warranties of merchantability or fitness for a particular purpose.
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

Flexible Go-to-Market Strategy Expands Reach of Our Products and Services. We sell our products and services both directly and through an indirect sales channel, tailoring our go-to-market strategy to our target markets. Our indirect sales channel is comprised of an extensive network of alliance partners, distributors, dealers, value-added resellers, telecommunications service providers and system integrators that allows us to reach customers across industries and globally. We have an extensive set of vertical specific products ranging from industries such as finance/insurance, healthcare, hospitality, manufacturing and retail. As of September 30, 2013, we had approximately 10,900 channel partners worldwide. Our indirect sales channel represented approximately 76% and 75% of our product revenues for fiscal 2013 and 2012, respectively.
Global End-to-End Services Capability Provides Large Recurring Revenue Stream. Avaya Global Services is uniquely positioned to deploy, support and manage Avaya products as a result of joint planning between R&D and service planning in advance of new products being released. Avaya Global Services has direct access to our research and development teams necessary to quickly resolve customer issues. This allows Avaya to provide quality service for Avaya products.
Our worldwide services-delivery infrastructure and capabilities help customers address their critical business collaboration and communications needs from initial planning and design through implementation, maintenance and day-to-day operation of both cloud and on-premise products and services. Contracts for support services typically have terms that range from one to five years, and contracts for managed services typically have terms that range from one to seven years. In fiscal 2013, the U.S. accounted for approximately 65% of our support revenue, with contract renewal rates of more than 80%. We generated 50% of our revenues for fiscal 2013 from services. As such, our services relationships have provided us with a large recurring revenue base and significant visibility into our customers’ future collaboration needs.
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
Our Strategy
We believe we are well-positioned worldwide and have a multi-faceted strategy that builds upon our brand, strong client relationships and ability to continue to be on the cutting edge of innovation. Our vision is to be the preferred provider of open mobile enterprise collaboration platforms. Key elements of our strategy include:
Leverage our Leading Market Positions to Drive the Adoption of our Next-Generation Collaboration Products. We believe that our market leadership, global scale and extensive customer interaction creates a strong platform from which to drive and shape the evolution of enterprise communications toward greater business collaboration. Our track record with our customers gives us the credibility that we believe provides us with a competitive advantage in helping them cope with this evolution. Additionally, extensive interaction with our large, global and diversified customer base helps us gain greater insight into market needs, which we incorporated into the design of the Avaya Aura platform, the Avaya Flare Experience, Avaya ACE and our other new products, such as Avaya Aura Collaboration Environment, Avaya IP Office 9.0 and Avaya Messaging Service. This insight will continue to help shape our product roadmap into the future.
Capture Additional Market Share across our Portfolio of Products and Services. While we have leading market presence in the majority of the markets we serve, most of our markets still have numerous competitors of varying size. Changes in business communications needs will challenge many of these competitors to innovate and allow us the opportunity to gain share with our broader portfolio of products and services. We also believe that scale and service capability become increasingly important as the complexity and importance of communications grows within the enterprise. As potential customers look to migrate to our products and services, our open architecture can integrate with competitor systems and provide a path for gradual transition while still achieving cost savings and improved functionality.
While we believe our data products are best-in-class, we still have a modest market presence in data networking, a market we believe will be $30 billion in 2013 based on industry analysts' projections. However, we believe our data networking products can solve important customer needs around efficiency and resiliency and offer a compelling value proposition to both our large installed base and new customers. We also believe there is significant opportunity to sell support contracts to customers acquired in the NES acquisition. This effort began in the third quarter of fiscal 2010 and is expected to contribute to growth in the support coverage for our installed base as existing support contracts come up for renewal.
Grow Avaya Managed Services. With Communications Outsourcing Products and Services, Avaya provides custom managed services for multi-vendor applications and infrastructure. Avaya offers end-to-end management for any stage of the network lifecycle to help extend the potential of aging communications environments and enable customers to adopt new technology easily. Avaya takes a vendor-agnostic approach to managing communications and day-to-day operations. We help design, implement, and manage technology upgrades, working in existing environments and offering flexible financial models to meet budget and business needs. As of September 30, 2013, Avaya has more than 3.1 million ports under contract for managed services globally, supported by communications managed services experts and a next-generation management platform.
Expand Margins and Profitability. We have multiple initiatives to increase our profit margins worldwide, including expanding gross profits and reducing operating expenses. From fiscal 2007 to fiscal 2013 we increased our gross margin, excluding the amortization of acquired technology intangible assets and the impact of purchase accounting adjustments, from 47% to 56% and we are pursuing the following initiatives to further expand our gross profits:

•	Driving lower material cost through our improved supplier mix and increased component commonality.

•	Greater use of low cost regions for supplier sourcing, contract manufacturing and provisioning of some support services.

•	Optimizing design of products to drive material and supply chain efficiencies.

•	Increasing the percentage of our revenue represented by higher-margin software.

•	Generating service productivity improvements through methodology and diagnostic tools as well as promoting greater web-based self-service tools.
We also have the following initiatives to reduce operating expenses as a percentage of revenues:

•	Cost savings initiatives associated with acquisitions.

•	Other restructuring activities including exiting facilities and reducing the workforce or relocating positions to lower cost geographies.

•	Sales productivity improvements and distribution channel optimization.
Continue to Develop Innovative Products and Services Around Our Next-Generation Business Collaboration Products to Drive Revenue and Shorten Sales Cycle. We intend to extend our industry-leading position through continued focus on product innovation and substantial investment in research and development for new products and services. Evidence of this focus is that, during fiscal 2013, we delivered a total of 101 new product releases, which is nearly double the level from fiscal 2012. Examples include: the Avaya Flare Experience for iPhone and Windows, Avaya Aura, Avaya Aura Collaboration Environment, Avaya Aura Contact Center, Avaya Aura Conferencing, Avaya IP Office 9.0, Avaya Video Conferencing Solution, Avaya ACE, Avaya VENA, Avaya Communication Outsourcing products and services and Avaya Messaging Service. We believe our ability to innovate is advanced by feedback gathered from our extensive customer relationships and our customer focus. We believe this customer focus allows us to better meet our customers’ needs and anticipate market demand. In addition, we plan to continue to make investments across the portfolio to create enhancements and breakthroughs in a number of key areas, which we believe will encourage customers to upgrade their products more frequently to take advantage of our ongoing product innovation and to deploy our user experience across an array of Avaya and third-party endpoints. We also plan to continue to embrace the opportunity presented by cloud computing, endorsing a model that allows enterprises to benefit from deploying applications both on premise and in the cloud. We will seek new ways to leverage the Virtual Desktop Integration ("VDI") trend to securely deliver business collaboration to users.
Continue to Invest in and Expand Our Sales and Distribution Capabilities to Attack New Markets and Better Penetrate Existing Markets. Our flexible go-to-market strategy, which consists of both a direct sales force and approximately 10,900 channel partners (as of September 30, 2013), allows us to reach customers across industries and around the globe while allowing them to interact with Avaya in a way that fits their organization. We intend to continue investing in our channel partners and sales force to optimize their market focus, enter new geographies and provide our channel partners with training, marketing programs, and technical support through our Avaya Connect program. We also plan to leverage our sales and distribution channels to accelerate customer adoption and generate an increasing percentage of our revenue from our new high-value software products, data networking, video collaboration, mid-market offers, and user experience-centric applications.
Pursue Strategic Relationships, Alliances and Acquisitions. We plan to continue to establish relationships and alliances and selectively acquire capability-enhancing businesses as key elements in our strategy going forward. We believe we have one of the largest communications-focused developer and technology partner ecosystems. This is evidenced by the Avaya DevConnect program, which promotes the development, compliance-testing and co-marketing of innovative third-party products that are compatible with Avaya’s standards-based products and services and has more than 22,000 registered companies as of September 30, 2013. We also maintain key relationships with several large technology vendors. Additionally, we will continue to make acquisitions when we find opportunities with compelling strategic and financial rationales.
Retain, Recruit and Develop Talent Globally. We are focused on developing a workforce that has both exceptional technical capabilities and the leadership skills that are required to support our technological and geographical growth. Building and nurturing a committed, diverse and engaged workforce with the highest levels of ethics and integrity is at the heart of our strategy. We have dramatically reshaped our workforce throughout our entire organization and have an executive team with significant experience in operating leading technology companies. Our transformation to being the leader in business collaboration and communications will be fueled by developing new workforce capabilities and building upon our talented team in place today.
Our Products and Services
We offer products and services in three key business collaboration and communications categories:

•	Real-Time Collaboration, Video and Unified Communications Software, Infrastructure and Endpoints for an increasingly mobile workforce

•	Customer Experience Management, including Contact Center applications

•	Networking for data center, campus, branch, and wireless access to complement our business collaboration, unified communications and contact center portfolios
Our products and services are designed to meet the diverse needs of small and mid-size businesses, as well as large enterprises and government customers. The majority of our product portfolio is comprised of software products that reside on either a client or server. Client software resides on both our own and third-party devices, including desk phones, tablets, desktop PCs and mobile phones. Server-side software controls communication and collaboration for the enterprise, and delivers rich value-added applications such as messaging, telephony, voice, video and web conferencing, mobility and customer service. Hardware includes a broad range of desk phones, servers and gateways and LAN/WAN switching wireless access points and gateways. A portion of the portfolio has been subjected to rigorous interoperability and security testing and is approved for acquisition by the US Government. Avaya’s portfolio of services include product support, integration, cloud and managed services as well as professional services that enable customers to optimize and manage their communications networks worldwide and achieve enhanced business results.
Our Products
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

•
Radvision Scopia is a standards-based portfolio of hardware and software products that includes conference room systems, desktop and mobile video conferencing and infrastructure and management (see “—Platforms, Infrastructure and Phones" below for more information).

Radvision Scopia High Definition ("HD") video conferencing room systems incorporate state-of-the-art video technology with capabilities required to support today’s room system deployments. The Radvision Scopia XT5000 is ideal for large conference rooms, while the Radvision Scopia XT4200 is specifically designed for the needs of smaller and mid-sized conference rooms. We also offer desktop clients from the software Radvision Scopia Desktop to the Radvision Scopia XT Executive 240. These advanced HD personal video conferencing endpoints are cost effective for expanding the reach of the video deployment beyond the conference room.
Radvision Scopia Mobile extends the Radvision Scopia product to the latest mobile devices providing applications for video conferencing, control and management via smartphones and tablets supporting Apple iOS and Google Android. Radvision Scopia products are used by institutions, enterprises and service providers to create high quality, easy-to-use voice, video, and data collaboration environments, regardless of the communication network—IP, SIP, 3G, 4G, H.323, integrated services digital networks ("ISDN") or next generation integrated messaging systems ("IMS").

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

•
Avaya one-X Communicator is ideal for users who communicate frequently, manage multiple calls, set up ad-hoc conferencing and need to be highly reachable. Avaya one-X Communicator provides users with access to unified communications capabilities including voice calling, audio conferencing, instant messaging and presence, corporate directories and communication logs. This software client can be deployed on desktop or laptop computers running either Microsoft Windows or Apple Mac operating systems and is supported over VDI connections.

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

•
Avaya Client Applications provide access to Avaya voice and video services from business applications such as Microsoft Lync, Microsoft Office Communications Server, Microsoft Outlook, Microsoft Office, IBM Sametime, and customer relationship management ("CRM") applications such as Salesforce.com and Microsoft Dynamics.

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

•
Avaya Aura Collaboration Environment is a software platform that reduces the complexity of embedding collaboration and communications capabilities into business applications, making it possible to quickly develop creative new ways of doing business. It enables the integration of business applications with unified communications technology and contact center capabilities including voice, texts, and email.

•
Avaya IP Office is our award-winning, flagship solution for the midmarket. Avaya IP Office simplifies processes and streamlines information exchange within systems. Communications capabilities can be added as needed. Avaya IP Office connects to both traditional and the latest IP lines to give growing companies flexibility and the ability to retain and leverage their existing investment. The latest version of Avaya IP Office (9.0) offers increased scale, flexible deployment options, simplified management and support for branch deployments. Avaya IP Office software extends Avaya innovation to the midmarket, delivering a seamless collaboration experience across voice, video and mobility for up to 2,000 users.

•
Avaya Aura Messaging gives users a rich set of features that increase their reachability, add new message notification options, and provide more ways to access and receive messages-all controlled using an intuitive web portal. Avaya Aura Messaging adapts to enterprise environments with flexible per-user message storage options, resiliency options and deployment options for consolidation, centralization and scale. Avaya Aura Messaging helps to enable smooth migrations from legacy voicemail systems, with choice of telephone user interface ("TUI"), and tools for migrations.

•
Avaya Messaging Service extends SMS messages to and from smartphones, tablets, notebooks and desktop devices, thereby enabling one-number communications via text messaging. By flowing through the corporate network, Avaya Messaging Service brings the same level of security, compliance and quality companies expect in email text messaging.

•
Avaya Agile Communication Environment ("ACE") offers a rich set of web application programming interfaces, or APIs, that enable developers to integrate communications into other business applications (such as CRM, enterprise resource planning ("ERP"), business process management ("BPM") and social application frameworks) and business processes (such as dynamic team formation, business continuity planning and customer engagements). For more policy-based style customization on enterprise communications, the Avaya ACE Foundation Toolkit offers Java APIs to allow customers to build Java feature sets to influence the treatment of incoming and/or outbound communications leveraging the SIP architecture. These capabilities enable rapid development of custom applications, which helps reduce costs and increases flexibility for enterprises. Programmers with limited communications expertise can readily embed real-time communications in business applications and workflows, expanding both the ability and opportunity to use Avaya collaboration capabilities. Avaya ACE provides a versatile platform for the members of Avaya DevConnect, our developer ecosystem, to build applications.

•
Avaya Session Border Controller ("SBC") for Enterprise provides enhanced security for mobile collaboration allowing remote users to securely connect to the enterprise without the need of a VPN connection, and protects SIP trunks from multiple threats.

•
Radvision Video Conferencing infrastructure includes Radvision Scopia Elite MCUs, which are reliable and highly scalable multi-party video conferencing platforms for enterprise and service provider environments. They offer advanced and easy-to-use multi-party infrastructure for video conferencing and are at the core of a high definition deployment. In addition, gateways for Microsoft Lync and SIP provide connectivity and interoperability with unified communications products to standards-based video conferencing systems and infrastructure. Radvision Scopia Gateways are ideal for connecting IP video networks with ISDN and public switched telephone networks ("PSTN") networks providing connectivity to ISDN endpoints or telephones. In addition to the above, Radvision Scopia Management provides a comprehensive management product for voice and video collaboration, while Radvision Scopia ECS Gatekeeper is a high-performance, H.323 ECS (Enhanced Communication Server) Gatekeeper that provides intelligent, advanced backbone management for IP telephony and multimedia communication networks. Finally, Radvision’s eVident monitoring technology helps enable enterprises and service providers to ensure network readiness before and after voice and video applications are deployed.

•
Endpoints are sold in a range of models that suit employees at every level, including IP and digital deskphones, digital enhanced cordless telecommunications ("DECT") handsets, wireless phones, conference phones and the Avaya Desktop Video Device ("ADVD").

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
Avaya believes there are five components to effective Customer Experience Management. Each component delivers value to an organization, and, when combined, they help improve customer acquisition, increase customer retention & growth, deliver high quality experiences and help enable efficient management. Avaya Contact Center products align along these five components:

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

•
Experience includes leveraging real-time awareness of customer needs, business policies and resource availability to determine the next best action and best resource to address the customer needs at the right time based on target customer experience the organization wants to deliver. It is also responsible for integrating inbound and outbound self service, agent selection and workflows with back-office processes and operations to enable this holistic customer experience. It includes products such as Intelligent Customer Routing, Dynamic Routing, Avaya Aura Call Center Elite Multichannel, Avaya Aura Contact Center, Avaya Interaction Center, Avaya Aura Experience Portal, Media Processing Server, Proactive Contact, Proactive Outreach Manager and Callback Assist.

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

•	Ethernet Switching-a range of Ethernet Switches for data center, core, edge and branch applications;

•	Unified Branch-a range of routers and VPN appliances that provide a secure connection for branches;

•	Wireless Networking-cost-effective and scalable products that enable enterprises to support wireless connectivity and services;

•	Access Control-products that enforce role- and policy-based access control to the network; and

•	Unified Management-providing support for data and voice networks by simplifying the requirements associated across functional areas.
Avaya leverages these hardware platforms to deliver a range of next-generation networking capabilities that are collectively offered under the Virtual Enterprise Network Architecture ("VENA") banner. An end-to-end strategic framework, VENA helps simplify data center and campus networking and optimizes business applications and service deployments, while helping to reduce costs, improve time-to-service and enhance business agility. For example, Fabric Connect, part of the VENA portfolio, is a fully-integrated, end-to-end network virtualization offering based on the Shortest-Path Bridging ("SPB") standard, designed to automate service provisioning, improve performance and reduce outages.
We sell our portfolio of data networking products globally into enterprises of all types, with particular strength in healthcare, education, hospitality, financial services and local and state government.
Our Services
Avaya Global Services consult, enable, support, manage, optimize and even outsource enterprise communications products (applications and networks) to help customers achieve enhanced business results both directly and through partners. Avaya’s award-winning portfolio of services enables customers to mitigate risk, reduce total cost of ownership, and optimize communication products for performance worldwide. Avaya Global Services is supported by patented design and management tools and network operations and technical support centers around the world.
Avaya’s Global Services portfolio spans three types of services, Avaya Professional Services, Avaya Global Support Services, and Avaya Cloud and Managed Services. Avaya Client Services is a business unit that encompasses Avaya Global Support Services and Avaya Cloud and Managed Services offers.

•
Avaya Professional Services ("APS") helps organizations leverage technologies effectively to meet their business objectives. Our strategic and technical consulting, as well as deployment and customization services, help customers accelerate business performance and deliver an improved customer experience. Whether deploying new products or optimizing existing capabilities, APS leverages its specialists globally and operates in three core areas:

◦
Enablement Services, providing access to expertise and resources for defining and deploying Avaya products that maximize technology potential and helping assure they work as designed. Avaya Professional Services strives to exceed customers’ expectations by providing the greatest possible benefit for their investment.

◦
Optimization Services, to help drive increased value and greater business results from customers’ existing technology. Leveraging best practices, Avaya consultants and product architects analyze a communications environment in the context of customer business priorities and strategies, helping develop a communications business case, expected results and technical considerations.

◦
Innovation Services, to help an organization leverage communications to reach new levels of business potential and market competitiveness. Focused on leading technology and advanced services delivery, we offer a forward-thinking perspective to drive new business productivity, employee efficiency and superior levels of service. Our consultative approach and custom application services, from business planning through to execution and product integration, creates alignment with customer’s specific business objectives.

•
Avaya Client Services ("ACS") is a market-leading organization that supports, manages and optimizes enterprise communications networks to help customers mitigate risk, reduce total cost of ownership, and optimize product performance. ACS is supported by patented tools and by network operations and technical support centers around the world. The contracts for these services range from one to multiple-years, with three year terms being the most common. Custom or complex services contracts are typically five years in length. The portfolio of ACS services includes:

◦
Global Support Services provides a comprehensive suite of support options both directly and through partners to proactively resolve issues and improve uptime. Support offers and capabilities include 24x7 remote support, proactive remote monitoring, parts replacement and onsite response. Recent innovations include our new Avaya Support Web site that quickly connects customers to advanced Avaya technicians via live chat, voice or video. The web site also provides access to “Ava”, an interactive virtual chat agent that quickly searches our knowledge base and a wide range of “how-to” videos to answer customer support questions. Ava learns with each customer interaction and can make the decision to transition the chat to an Avaya technician—often without the customer realizing the change is taking place. All new support solutions are published to the web by our engineers, generally within 90 minutes of finding a resolution, adding value for customers by providing known solutions for potential issues rapidly. Most of our customers also benefit from real-time monitoring of diagnostic and system status to proactively identify potential issues to improve reliability, uptime and faster issue resolution.

◦
Avaya Cloud and Managed Services, which provides IT Infrastructure Library ("ITIL")-aligned, multivendor managed and outsourcing services for customers’ communications environments. Avaya can globally manage complex multi-vendor, multi-technology and aging networks with Service Level Agreements ("SLAs") to help optimize network performance. With Avaya Managed Services, Avaya can manage a customer’s mixed environment and gain the opportunity to upgrade it over time to the latest technology, at the pace and in an operational expense model that makes sense for the customer. Managed services can be procured in standard packages or in fully custom arrangements that include tailored SLAs, billing and reporting. In addition, managed services can take the form of one of three Cloud models offered by Avaya:

▪	Avaya Powered Partner Cloud, supporting public and private products offered by service providers and system integrators;

▪	Avaya Cloud for Customers and Partners, an Avaya-hosted multi-customer public cloud option; and

▪	Private Cloud, a private cloud model for individual customers.

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
Flexible Deployment Options
While Avaya’s unified communication offerings, including its comprehensive video portfolio and Avaya’s contact center products, have traditionally been deployed on a customer’s premise, the underlying distributed architecture enables a broader range of deployment options. Supporting customers looking to shift all or a portion of their communication and collaboration investment from capital expense to operating expense, Avaya’s unified communications and contact center products and services can be deployed in public, private, hybrid and managed cloud models by small to large enterprises and by service providers and systems integrators. Further, through comprehensive monitoring technologies, these products and services can also be deployed as managed services.
Additional Technologies
In addition to SIP, we use technologies including:

•
SIP/SIMPLE and XMPP: the Avaya Aura Presence Services collects, publishes, aggregates and federates rich presence and enables instant messaging using SIP/SIMPLE and XMPP standards, providing interoperability with systems from other vendors, including but not limited to Microsoft, IBM and Google;

•
Platform Services: Avaya’s products are designed for extensibility, allowing customers, systems integrators, and ISVs using industry standard protocols and interfaces to develop new applications and to seamlessly integrate with the underlying capabilities of the communication and collaboration infrastructure;

•	Operating System, or OS, Support: our software applications run on a broad range of operating systems including, but not limited to, Microsoft Windows, Apple MAC OS, Google Android and RIM Blackberry;

•
High Quality/Low Bandwidth Video: Avaya’s Video products and services are able to deliver high quality video while minimizing bandwidth consumption and responding to adverse network conditions through the use of dual 1080p/60fps video channels, H.264 High Profile for bandwidth efficiency and cascading media to optimize bandwidth between sites and H.264 Scalable Video Coding ("SVC") technology to maintain quality video during times of intermittent network congestion;

•
Virtualization Technology is used in our core Avaya Aura portfolio to reduce the physical server footprint using hypervisor technology to run multiple applications concurrently on a single physical platform;

•
Resilient data networking: our data portfolio provides highly resilient IPv4 and IPv6 routing services, with redundant hardware components, forwarding and restart capabilities that minimize interruptions, including one of the industry’s few sub second failover capabilities; and

•
Avaya believes that as WebRTC (web based real-time communication) standards continue to mature, WebRTC will be a key component of both unified communications and contact center products enabling broader access and simpler deployment models. Avaya has dedicated resources developing extensions to existing products and exploring new uses of this emerging technology.

Alliances
Avaya has formed commercial and partnering arrangements through global alliances to improve the availability of our products and services and the value derived by customers from our products and services. Our global alliances are strategically oriented commercial relationships with key partners. Outside of such global alliances, typically our partners participate in the market for Avaya products and services through Avaya programs such as Avaya Connect, the channel certification and enablement program from Avaya, and/or Avaya DevConnect, the Avaya developer community program. Global alliances with Avaya are typically of three kinds - Global Service Provider Alliances, Global Systems Integrator Alliances, and Ecosystem Alliances. Global Service Provider (SP) alliances are partnering arrangements by Avaya with telecommunications service providers for enterprise communications and collaboration such as Verizon, AT&T, British Telecom, Orange, NTT, Bharti Airtel, China Telecom and Telecom Italia.  Global Systems Integrator (SI) alliances have also been entered into with companies such as IBM, HP and Dell. With global SPs and SIs, Avaya pursues sell-to, sell-thru and sell-with sales opportunities for Avaya products and services. We believe these alliance partners are integral in implementing and offering the cloud-based Communications-as-a-service (CaaS) services, and Avaya sees them as a principal route to market for Avaya’s Unified Collaboration-as-a-service (UCaaS) and Contact Center-as-a-service (CCaaS) solutions. These global SPs and SIs are certified in the Avaya solutions portfolios extending our global sales, implementation and support capabilities. Through Ecosystem Alliances, Avaya engages with IT and telecommunications industry leaders such as such Oracle, Samsung, LG Electronics, Salesforce.com and VMware to bring to our joint customers solutions with use cases spanning combined products and services that can provide an opportunity for our joint customers to experience enhanced value.
Avaya DevConnect
The Avaya DevConnect program is designed to promote the development, compliance-testing and co-marketing of innovative third-party products that are compatible with Avaya’s standards-based products. Member organizations have expertise in a broad range of technologies, including IP telephony, contact center and unified communications applications.
As of September 30, 2013, more than 22,000 companies have registered with the program, including more than 450 companies operating as Technology Partners that are eligible to submit their products or services for compatibility testing by the Avaya Solution Interoperability and Test Lab. Avaya Test Lab engineers work in concert with each submitting member company to develop comprehensive test plans for each application to validate the product integrations
Customers; Sales, Partners and Distribution
Customers
Our customer base is diverse, ranging in size from small businesses employing a few employees to large government agencies and multinational companies with over 100,000 employees. As of September 30, 2013, we had over 300,000 customers, including more than 95% of the Fortune 500 companies and installations in over one million customer locations worldwide. Our customers operate in a broad range of industries, including financial services, manufacturing, retail, transportation, energy, media and communications, health care, education and government, and include, among others, Morgan Stanley & Co. LLC, Progressive Casualty Insurance Company, Whirlpool Corporation, United Air Lines, Inc., Marriott International, Inc., the Blue Cross and Blue Shield Association, Australia National University and the FDIC. We employ a flexible go-to-market strategy with direct and indirect presence in over 160 countries. As of September 30, 2013, we had approximately 10,900 channel partners and for fiscal 2013, our product revenue from indirect sales represented approximately 76% of our total product revenue.
No single customer represented more than 10% of our revenue for fiscal 2013, 2012 and 2011. See Note 15, “Reportable Segments,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for customer geographic information.
Sales, Partners and Distribution
Our global go-to-market strategy is designed to focus and strengthen our reach and impact on large multinational enterprises, midmarket and more regional enterprises and small businesses. Our go-to-market strategy is to serve our customers the way they prefer to work with us, either directly with Avaya or through our indirect sales channel, which includes our global network of alliance partners, distributors, dealers, value-added resellers, telecommunications service providers and system integrators. Our sales organizations are equipped with a broad product and software portfolio, complemented with services offerings including product support, integration and professional and managed services.
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
Avaya Connect
As of September 30, 2013, there were approximately 10,900 channel partners that serve our customers worldwide through Avaya Connect, our business partner program. Through the use of certifications, the program positions partners to sell, implement and maintain our communications systems, applications and services. Avaya Connect offers clearly defined partner categories with financial, technical, sales and marketing benefits that grow in parallel with levels of certification. We support partners in the program by providing a portfolio of industry-leading products in addition to sales, marketing and technical support. Although the terms of individual channel partner agreements may deviate from our standard program terms, our standard program agreements for resellers generally provide for a term of one year with automatic renewal for successive one year terms and may generally be terminated by either party for convenience upon 30 days prior notice and our standard program agreements for distributors may generally be terminated by either party for convenience upon 90 days prior notice. Certain of our contractual agreements with our largest distributors and resellers, however, permit termination of the relationship by either party for convenience upon prior notice of 180 days. Our partner agreements generally provide for responsibilities, conduct, order and delivery, pricing and payment, and include customary indemnification, warranty and other similar provisions. No single channel partner represents more than 10% of our revenue for fiscal 2013, 2012 or 2011.
Research and Development
We make substantial investments in research and development to develop new systems, services and software in support of business collaboration, including, but not limited to, converged communications systems, communications applications, multimedia contact center innovations, collaboration tools, messaging applications, video, speech enabled applications, business infrastructure and architectures, converged mobility systems, cloud offerings, web services, communications-enabled business processes and applications, data networks and services for our customers.
We invested $445 million, $464 million and $461 million in fiscal 2013, 2012 and 2011, respectively, on research and development. Customer-sponsored research and development activities that we have conducted have not been material.
Manufacturing and Suppliers
We have outsourced substantially all of our manufacturing operations to several electronic manufacturing services or EMS providers. Our EMS providers produce the vast majority of our products in facilities located in southern China, with other products manufactured in facilities located in Israel, Mexico, Malaysia, Taiwan, Germany, Ireland and the U.S. All manufacturing of our products is performed in accordance with detailed specifications and product designs furnished or approved by us and is subject to rigorous quality control standards. We periodically review our product manufacturing operations and consider changes we believe may be necessary or appropriate.
We also purchase certain hardware components and license certain software components from third-party original equipment manufacturers or OEMs and resell them separately or as part of our products under the Avaya brand. In some cases, certain components are available only from a single source or from a limited source of suppliers. Delays or shortages associated with these components could cause significant disruption to our operations. We have also outsourced substantially all of our warehousing and distribution logistics operations to several providers of such services on a global basis, and any delays or material changes in such services could cause significant disruption to our operations. For more information on risks related to products, components and logistics, see “Risk Factors-Risks Associated with our Company-We rely on third-party manufacturers and component suppliers, as well as warehousing and distribution logistics providers” and “Risk Factors-Risks Associated with our Company-As our business and operations related relationships have expanded globally, certain operational and logistical challenges as well as changes in economic or political conditions and natural disasters, in a specific country or region, could negatively affect our revenue, costs, expenses and financial condition or those of our channel partners and distributors.”
Competition
Our unified communications products and services compete with companies such as Cisco Systems, Inc., or Cisco, Microsoft Corporation, or Microsoft, NEC Corporation, or NEC, Siemens Enterprise Communications Group, or SEN, Alcatel-Lucent and Huawei Technologies Co., Ltd, or Huawei, in the enterprise segment; such as ShoreTel, Inc., or ShoreTel, and Mitel Networks Corp., or Mitel, in the midmarket; and with companies such as Cisco, Broadsoft Inc., or Broadsoft, Microsoft, 8x8, Inc. or 8x8, and ShoreTel in cloud products and services. Our video products and services compete with companies such as Cisco, Polycom Inc. and LifeSize (now a division of Logitech International S.A.).
Our contact center products and services compete with companies such as Genesys Telecommunications Laboratories, Inc., or Genesys, Cisco, Huawei and Mitel in the enterprise segment and with companies such as Cisco and Interactive Intelligence, Inc. or Interactive Intelligence, in the midmarket and cloud products and services.

Our networking products and services compete with companies such as Cisco, Hewlett-Packard Company, or HP, Huawei and Juniper Networks, Inc., or Juniper, in each case primarily with respect to L2/L3 ethernet switching.
We face competition in certain geographies with companies that have a particular strength and focus in these regions, such as Huawei in China, Intelbras S.A. or Intelbras, in Latin America and Matsushita Electric Corporation of America, or Panasonic, in Asia.
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
Technological developments and consolidation within the industry, as well as changes in the products and services that we offer, result in frequent changes to our group of competitors. The principal competitive factors applicable to our products and services include:

•	product features, performance and reliability;

•	customer service and technical support;

•	relationships with distributors, value-added resellers and systems integrators;

•	an installed base of similar or related products;

•	relationships with buyers and decision makers;

•	price;

•	the relative financial condition of competitors;

•	brand recognition;

•	the ability to integrate various products into a customer’s existing environment, including the ability of a provider’s products to interoperate with other providers’ business collaboration products;

•	the ability to offer hosted or cloud products and services; and

•	the ability to be among the first to introduce new products and services.
For more information on risks related to our competition, see “Risk Factors-Risks Associated with Our Company-We face formidable competition from providers of unified communications, contact center and networking products and related services; as these markets evolve, we expect competition to intensify and expand to include companies that do not currently compete directly against us.”
Patents, Trademarks and Other Intellectual Property
We own a significant number of patents important to our business and we expect to continue to file new applications to protect our research and development investments in new products and services across all areas of the business. As of September 30, 2013, we had approximately 5,900 patents and pending patent applications, including foreign counterpart patents and foreign applications. Our patents and pending patent applications cover a wide range of products and services involving a variety of technologies, including, but not limited to, unified communications (including video, social media, telephony and messaging), contact centers, wireless communications and networking. The duration of our patents is determined by the laws of the country of issuance and for U.S. patents may be 17 years from the date of issuance of the patent or 20 years from the date of its filing, depending upon when the patent application was filed. In addition, we hold numerous trademarks, both in the U.S. and in other countries.
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
For more information concerning the risks related to patents, trademarks and other intellectual property, please see “Risk Factors-Risks Associated with our Company-We are dependent on our intellectual property. If we are not able to protect our proprietary rights or if those rights are invalidated or circumvented, our business may be adversely affected.” and “Risk Factors-Risks Associated with our Company-We may be subject to litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products or services.”
Backlog
Our backlog for product sales generated, which represents the aggregate of the sales price of orders received from customers, but not yet recognized as revenue, was $145 million, $149 million and $149 million on September 30, 2013, 2012 and 2011, respectively. These orders are expected to be recognized as revenue within the next 90 days, however, all orders are subject to possible rescheduling by customers. Although we believe that the orders included in the backlog are firm, some orders may be canceled by the customer without penalty, and we may elect to permit cancellation of orders without penalty where management believes it is in our best interests to do so. We do not believe that our backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.
Employees
As of September 30, 2013, we employed 14,538 employees, of which 14,415 were full-time employees (13,658 were non-represented employees and 757 were represented employees covered by collective bargaining agreements) and 123 were part-time non-represented employees. Of the 757 full-time employees covered by collective bargaining agreements as of September 30, 2013, 741 were in the United States and 16 were located in Canada. In the U.S., our current three-year agreements with the Communications Workers of America and the International Brotherhood of Electrical Workers will expire on June 7, 2014.
Environmental, Health and Safety Matters
We are subject to a wide range of governmental requirements relating to safety, health and environmental protection, including
(a) certain provisions of environmental laws governing the cleanup of soil and groundwater contamination, (b) various local, federal and international laws and regulations regarding the material content and electrical design of our products that require us to be financially responsible for the collection, treatment, recycling and disposal of those products, and (c) various employee safety and health regulations that are imposed in various countries within which we operate. For example, we are currently involved in several remediations at currently or formerly owned or leased sites, which we do not believe will have a material impact on our business or results of operations. Please see “Risk Factors—Risks Associated with Our Company—We may be adversely affected by environmental, health and safety, laws, regulations, costs and other liabilities” for a discussion of the potential impact such governmental requirements and climate change risks may have on our business.
Corporate Responsibility at Avaya
Avaya’s Corporate Responsibility Program incorporates four key elements: Environment, Community, Marketplace and Workplace. For Environment, Avaya looks for means to leave the world at a minimum the same and hopefully better than we found it. Marketplace includes engaging in fair and ethical business dealings with our customers and our supply chain. Workplace means developing a desirable place to work for our employees across the globe. Community is Avaya working to positively impact society as a whole and supporting the communities where we are located. Please see “Risk Factors—Risks Associated with Our Company—We may be adversely affected by environmental, health and safety, laws, regulations, costs and other liabilities.”

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
Our products and services may fail to keep pace with rapidly changing technology and evolving industry standards.
The market in which we operate is characterized by rapid, and sometimes disruptive, technological developments, evolving industry standards, frequent new product introductions and enhancements and changes in customer requirements. In addition, both traditional and new competitors are investing heavily in this market and competing for customers. As next-generation business collaboration technology continues to evolve, we must keep pace in order to maintain or expand our market leading position. We recently introduced a significant number of new product offerings and are increasingly focused on new, high value software products, as a revenue driver. If we are not able to successfully develop and bring these new products to market in a timely manner, achieve market acceptance of our products and services or identify new market opportunities for our products and services, our business and results of operations may be materially and adversely affected.
The market opportunity for business collaboration products and services may not develop in the ways that we anticipate.
The demand for our products and services can change quickly and in ways that we may not anticipate because the market in which we operate is characterized by rapid, and sometimes disruptive, technological developments, evolving industry standards, frequent new product introductions and enhancements, changes in customer requirements and a limited ability to accurately forecast future customer orders. Our operating results may be adversely affected if the market opportunity for our products and services does not develop in the ways that we anticipate or if other technologies become more accepted or standard in our industry or disrupt our technology platforms.
We face formidable competition from providers of unified communications, contact center and networking products and related services; as these markets evolve, we expect competition to intensify and expand to include companies that do not currently compete directly against us.
Our unified communications products and services compete with companies such as Cisco, Microsoft, NEC, SEN, Alcatel-Lucent and Huawei, in the enterprise segment; with companies such as ShoreTel and Mitel, in the midmarket; and with companies such as Cisco, Broadsoft, Microsoft, 8x8, and ShoreTel in cloud products and services. Our video products and services compete with companies such as Cisco, Polycom and LifeSize.
Our contact center products and services compete with companies such as Genesys, Cisco, Huawei and Mitel in the enterprise segment and with companies such as Cisco and Interactive Intelligence, in the midmarket and cloud products and services.
Our networking products and services compete with companies such as Cisco, HP, Huawei and Juniper, primarily with respect to L2/L3 ethernet switching.
We face competition in certain geographies with companies that have a particular strength and focus in these regions, such as Huawei in China, Intelbras in Latin America and Panasonic in Asia.
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
Several of our existing competitors have, and many of our future competitors may have, greater financial, personnel, technical,

research and development and other resources, more well-established brands or reputations and broader customer bases than we do and, as a result, these competitors may be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements. Some of these competitors may have customer bases that are more geographically balanced than ours and, therefore, may be less affected by an economic downturn in a particular region. Other competitors may have deeper expertise in a particular stand-alone technology that develops more quickly than we anticipate. Competitors with greater resources also may be able to offer lower prices, additional products or services or other incentives that we cannot match or do not offer. Industry consolidations may also create competitors with broader and more geographic coverage and the ability to reach enterprises through communications service providers. Existing customers of data networking companies that compete against us may be inclined to purchase enterprise communications products and services from their current data networking or software vendors rather than from us. Also, as communications and data networks converge, we may face competition from systems integrators that traditionally have been focused on data network integration.
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
Our revenues are dependent on general economic conditions and the willingness of enterprises to invest in technology.
Given the current state of the economy, we believe that enterprises continue to be cautious about sustained economic growth and have tried to maintain or improve profitability through cost control and constrained spending. That may include delaying or rejecting capital projects, including with respect to the implementation of our products and services. In addition, there is a growing market trend around Cloud consumption preferences with more customers exploring operating expense models as opposed to capital expense models for procuring services. We believe the market trend toward Cloud models will continue as customers seek ways of reducing their overhead and other costs. All of the foregoing may result in continued pressure on our ability to increase our revenue as well as create competitive pricing pressures and price erosion. If these or other conditions limit our ability to grow revenue or cause our revenue to decline our operating results may be materially and adversely affected. In addition, a portion of our revenues come from the U.S. federal government sector, which may be impacted in the event of future government shutdowns or uncertainties.
Our strategy depends in part on our ability to rely on our indirect sales channel.
An important element of our go-to-market strategy to expand sales coverage and increase market absorption of new products is our global network of alliance partners, distributors, dealers, value-added resellers, telecommunications service providers and system integrators. See "Our Business-Avaya Connect" for more information on our global business partner program and the standard terms of our program agreements. Our financial results could be adversely affected if our contracts with channel partners were terminated, if our relationships with channel partners were to deteriorate, if our support pricing or other services strategies conflict with those of our channel partners, if any of our competitors were to enter into strategic relationships with or acquire a significant channel partner, if channel partners do not become enabled to sell new products or if the financial condition of our channel partners were to weaken. In addition, we may expend time, money and other resources on developing and maintaining channel relationships that are ultimately unsuccessful. There can be no assurance that we will be successful in maintaining, expanding or developing relationships with channel partners. If we are not successful, we may lose sales opportunities, customers or market share.
We are dependent on our intellectual property. If we are not able to protect our proprietary rights or if those rights are invalidated or circumvented, our business may be adversely affected.
As a leader in technology and innovation in business collaboration and communications, we generally protect our intellectual property through patents, trademarks, trade secrets, copyrights, confidentiality and nondisclosure agreements and other measures. There can be no assurance that patents will be issued from pending applications that we have filed or that our patents will be sufficient to protect our key technology from misappropriation or falling into the public domain, nor can assurances be made that any of our patents, patent applications or our other intellectual property or proprietary rights will not be challenged, invalidated or circumvented. For example, our business is global and the level of protection of our proprietary technology will vary by country, particularly in countries that do not have well developed judicial systems or laws that adequately protect intellectual property rights. Patent litigation and other challenges to our patents and other proprietary rights are costly and unpredictable and may prevent us from marketing and selling a product in a particular geographic area. If we are unable to protect our proprietary rights, we may be at a disadvantage to others who did not incur the substantial time and expense we incurred to create our products.

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
We have outsourced substantially all of our manufacturing operations to several electronic manufacturing services, or EMS, providers. Our EMS providers produce the vast majority of products in facilities located in southern China, with other products manufactured in facilities located in Israel, Mexico, Malaysia, Taiwan, Germany, Ireland and the U.S. All manufacturing of our products is performed in accordance with detailed specifications and product designs furnished or approved by us and is subject to rigorous quality control standards. We periodically review our product manufacturing operations and consider changes we believe may be necessary or appropriate. Although we closely manage the transition process when manufacturing changes are required, we could experience disruption to our operations during any such transition. Any such disruption could negatively affect our reputation and our results of operations. We also purchase certain hardware components and license certain software components and resell them separately or as part of our products under the Avaya brand. In some cases, certain components are available only from a single source or from a limited source of suppliers. Delays or shortages associated with these components could cause significant disruption to our operations. We have also outsourced substantially all of our warehousing and distribution logistics operations to several providers of such services on a global basis, and any delays or material changes in such services could cause significant disruption to our operations.
As our business and operations relationships have expanded globally, certain operational and logistical challenges as well as changes in economic or political conditions and natural disasters, in a specific country or region, could negatively affect our revenue, costs, expenses and financial condition or those of our channel partners and distributors.
We conduct significant sales and customer support operations and significant amounts of our research and development activities in countries outside of the U.S. and also depend on non-U.S. operations of our contract manufacturers and our channel partners. For fiscal 2013 we derived 46% of our revenue from sales outside the U.S. The vast majority of our contract manufacturing also takes place outside the U.S., primarily in southern China. The transition of even a portion of our operations or functions to a foreign country involves a number of logistical and technical challenges, including:

•
challenges in effectively managing operations in jurisdictions with lower cost structures as a result of several factors, including time zone differences and regulatory, legal, employment, cultural and logistical issues;

•	the potential negative impact on our existing employees as a result of the relocation of workforce resources;

•	an inability to predict the extent of government support;

•
the availability of qualified workers and the level of competition in offshore markets for qualified personnel, including skilled design and technical personnel, as companies expand their operations offshore; and

•	future political, monetary and economic conditions in any specific offshore location.
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
From time to time, we receive notices and claims from third parties asserting that our proprietary or licensed products, systems and software infringe their intellectual property rights. There can be no assurance that the number of these notices and claims will not increase in the future or that we do not in fact infringe those intellectual property rights. Irrespective of the merits of these claims, any resulting litigation could be costly and time consuming and could divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. These matters may result in any number of outcomes for us, including entering into licensing agreements, redesigning our products to avoid infringement, being enjoined from selling products that are found to infringe, paying damages if products are found to infringe and indemnifying customers from infringement claims as part of our contractual obligations. Royalty or license agreements may be very costly and we may be unable to obtain royalty or license agreements on terms acceptable to us or at all. Such agreements may cause operating margins to decline. In addition, some of our employees previously have been employed at other companies that provide similar products and services. We may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. These claims and other successful claims of patent or other intellectual property infringement against us could materially adversely affect our operating results. We have made and will likely continue to make investments to license and/or acquire the use of third-party intellectual property rights and technology as part of our strategy to manage this risk, but there can be no assurance that we will be successful or that any costs relating to such activity will not be material. We may also be subject to additional notice, attribution and other compliance requirements to the extent we incorporate open source software into our applications. In addition, third parties have claimed, and may in the future claim, that a customer's use of our products, systems or software infringes the third party's intellectual property rights. Under certain circumstances, we may be required to indemnify our customers for some of the costs and damages related to such an infringement claim. Any indemnification requirement could have a material adverse effect on our business and our operating results. See Note 17, "Commitments and Contingencies," to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a description of certain legal proceedings regarding intellectual property.
A breach of the security of our information systems or those of our third party providers could adversely affect our operating results.
We rely on the security of our information systems and, in certain circumstances, those of our third party providers, such as vendors, consultants and contract manufacturers, to protect our proprietary information and information of our customers. In addition, the growth of BYOD programs has heightened the need for enhanced security measures. Information technology system failures, including a breach of our or our third party providers' data security, could disrupt our ability to function in the normal course of business by potentially causing, among other things, delays in the fulfillment or cancellation of customer orders, disruptions in the manufacture or shipment of products or, delivery of services or an unintentional disclosure of customer, employee or our information. Additionally, despite our security procedures or those of our third party providers, information systems may be vulnerable to threats such as computer hacking, cyber-terrorism or other unauthorized attempts by third parties to access, modify or delete our or our customers' proprietary information. Any such breach could have a material adverse effect on our operating results and our reputation as a provider of mission critical business collaboration and communications products and services. Such consequences could be exacerbated if we or our third party providers are unable to adequately recover critical systems following a systems failure.
We may be adversely affected by environmental, health and safety, laws, regulations, costs and other liabilities.
We are subject to a wide range of governmental requirements relating to safety, health and environmental protection. If we violate or fail to comply with these requirements, we could be fined or otherwise sanctioned by regulators, lose customers and damage our reputation, which could have an adverse effect on our business. We are subject to environmental laws governing the cleanup of soil and groundwater contamination that may impose joint and several liability for the costs of investigating and remediating releases of regulated materials at currently or formerly owned or operated sites and at third-party waste disposal sites. We are also subject to various local, federal and international laws and regulations regarding the material content and electrical design of our products that require us to be financially responsible for the collection, treatment, recycling and disposal of those products. For example, the European Union ("EU") has adopted the Restriction on Hazardous Substances ("RoHS") and Waste Electrical and Electronic Equipment ("WEEE Directive") with similar laws and regulations being enacted in other regions. Effective in May 2014, the United States requires companies to begin publicly disclosing their use of conflict minerals that originated in the Democratic Republic of the Congo ("DRC") or an adjoining country. Additionally, requirements such as the EU Energy Using Product ("EuP Directive") are being imposed to address the operating characteristics of our products. Our failure or the undetected failure of our supply chain to comply with existing or future environmental, health and safety requirements could subject us to liabilities exceeding our reserves or adversely affect our business, results of operations or financial condition.
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
Business collaboration products are complex, and design defects, errors, failures or "bugs" may be difficult to detect and correct.
Business collaboration products are complex, integrating hardware, software and many elements of a customer's existing network and communications infrastructure. Despite testing conducted prior to the release of products to the market and quality assurance programs, hardware may malfunction and software may contain "bugs" that are difficult to detect and fix. Any such issues could interfere with the expected operation of a product, which might negatively impact customer satisfaction, reduce sales opportunities or affect gross margins.
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
We sponsor non-contributory defined benefit pension plans covering a portion of our U.S. employees and retirees, and postretirement benefit plans for a portion of our U.S. retirees that include healthcare benefits and life insurance coverage. We froze benefit accruals and additional participation in our plans for our U.S. management employees effective December 31, 2003, and amended the postretirement plan for U.S. management employees effective January 1, 2013, to terminate retiree dental coverage and to cease providing medical and prescription drug coverage to a retiree, dependent, or lawful spouse who has attained age 65. Certain of our non-U.S. operations also have various retirement benefit programs covering substantially all of their employees. Some of these programs are considered to be defined benefit pension plans for accounting purposes. If one or more of our U.S. pension plans were to be terminated without being fully funded on a termination basis, the Pension Benefit Guaranty Corporation, or PBGC, could obtain a lien on our assets for the amount of our liability, which would result in an event of default under each of our credit facilities. As a result, any such liens would have a material adverse effect on the Company, including our liquidity and financing arrangements. The measurement of our obligations, costs and liabilities associated with benefits pursuant to our pension and postretirement benefit plans requires that we estimate the present value of projected future payments to all participants, including assumptions related to discount rates, investment returns on designated plan assets, health care cost trends, and demographic experience. If future economic or demographic trends and results are different from our assumptions, then our obligations and cash flow requirements could be higher than we currently estimate. If our cash flows and capital resources are insufficient to meet required minimal funding of our defined benefit plans or to fund our other pension or postretirement healthcare and life insurance obligations, or if we are required or elect to fund any material portion of these obligations now or in the future, we could be forced to reduce or delay investments and capital expenditures, seek additional capital, or restructure or refinance our indebtedness. In addition, if our operating results and available cash are insufficient to meet our pension or postretirement healthcare and life insurance obligations, we could face substantial liquidity problems and may be required to dispose of material assets or operations in order to meet our obligations. We may not be able to consummate those dispositions or to obtain any proceeds on terms acceptable to us or at all, and any such proceeds may not be adequate to meet any such obligations then due. The PBGC has the authority under certain circumstances to petition a court to terminate an underfunded pension plan upon the occurrence of an event with respect to which the PBGC determines that the possible long-term loss of the PBGC with respect to the plan may reasonably be expected to increase unreasonably if the plan is not terminated. If our U.S. defined benefit pension plans were to be terminated, we would incur a liability to the plans or the PBGC equal to the amount by which the liabilities of the plans, calculated on a termination basis, exceed the assets of the plans, which amount would likely exceed the amount that we have estimated to be the underfunded amount as of September 30, 2013.
See Note 13, "Benefit Obligations," to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details on our pension and postretirement benefit plans, including funding status.
We may incur liabilities as a result of our obligation to indemnify, and to share certain liabilities with, Lucent Technologies Inc., or Lucent, in connection with our spin-off from Lucent in September 2000.
Pursuant to the Contribution and Distribution Agreement between us and Lucent, a predecessor to Alcatel-Lucent, Lucent contributed to us substantially all of the assets, liabilities and operations associated with its enterprise networking businesses and distributed all of the outstanding shares of our common stock to its stockholders. The Contribution and Distribution Agreement, among other things, provides that, in general, we will indemnify Lucent for all liabilities including certain pre-distribution tax obligations of Lucent relating to our businesses and all contingent liabilities accruing pre-distribution primarily relating to our businesses or otherwise assigned to us. In addition, the Contribution and Distribution Agreement provides that certain contingent liabilities not directly identifiable with one of the parties accruing pre-distribution will be shared in the proportion of 90% by Lucent and 10% by us. The Contribution and Distribution Agreement also provides that contingent liabilities accruing pre-distribution in excess of $50 million that are primarily related to Lucent's businesses shall be borne 90% by Lucent and 10% us and contingent liabilities accruing pre-distribution in excess of $50 million that are primarily related to our businesses shall be borne equally by the parties. See Note 17, "Commitments and Contingencies," to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a description of certain matters involving Lucent for which we have assumed responsibility under the Contribution and Distribution Agreement. We cannot assure you that Lucent will not submit a claim for indemnification or cost sharing to us in connection with any future matter. In addition, our ability to assess the impact of matters for which we may have to indemnify or share the cost with Lucent is made more difficult by the fact that we do not control the defense of these matters.
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
The significant terms of our financing agreements can be found in Note 9, "Financing Arrangements," to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. As of September 30, 2013, our total indebtedness was $6,086 million (excluding capital lease obligations). Our senior secured multi-currency asset-based revolving credit facility allows for senior secured borrowings of up to $335 million and the right to request up to $100 million of additional commitments. As of September 30, 2013, there were no borrowings and $82 million of undrawn letters of credit outstanding under this facility. In addition, the senior secured multi-currency revolver available under our senior secured credit facility allows for senior secured borrowings of up to $200 million, and as of September 30, 2013, there were no borrowings under the senior secured multi-currency revolver.
Our degree of leverage could have consequences, including:

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
Our debt agreements contain restrictions that limit in certain respects our flexibility in operating our business.
Our credit facilities, the indenture governing the senior unsecured cash-pay notes (the "cash pay notes") and our senior unsecured payment-in-kind, or PIK, toggle notes (the "PIK toggle notes," and together with the cash pay notes, the "senior unsecured notes"), each due November 1, 2015, the indentures governing our senior secured notes due April 1, 2019 (the "2019 senior secured notes") and the indenture governing our senior secured notes due 2021 (the "2021 senior secured notes" and, together with the 2019 senior secured notes, the "senior secured notes, " and together with the senior unsecured notes, the "notes") contain various covenants that limit our ability to engage in specific types of transactions. These covenants limit our ability and our restricted subsidiaries' ability to:

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
We have refinanced our debt in the past but there is no assurance we will be able to refinance all or any portion of our debt in the future. If we were unable to repay or otherwise refinance these borrowings and loans when due, the applicable secured lenders could proceed against the collateral granted to them to secure that indebtedness, which could force us into bankruptcy or liquidation. In the event our lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.
We may not be able to generate sufficient cash to service all of our indebtedness and our other ongoing liquidity needs, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or to refinance our debt obligations and to fund our planned capital expenditures, acquisitions and other ongoing liquidity needs depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. There can be no assurance that we will maintain a level of cash flow from operating activities or that future borrowings will be available to us under either of our credit facilities or otherwise in an amount sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our credit facilities and the indentures governing the notes restrict our ability and the ability of our restricted subsidiaries to dispose of assets and use the proceeds from the disposition. Accordingly, we may not be able to consummate those dispositions or to obtain any proceeds on terms acceptable to us or at all, and any such proceeds may not be adequate to meet any debt service obligations then due.

Despite our level of indebtedness, we and our subsidiaries may be able to incur additional indebtedness. This could further exacerbate the risks associated with our degree of leverage.
We and our subsidiaries may be able to incur additional indebtedness in the future. Although the credit facilities and the indentures governing the notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and any indebtedness incurred in compliance with these restrictions could be substantial. To the extent new debt is added to our and our subsidiaries' currently anticipated debt levels, the related risks that we and our subsidiaries face could intensify.
The right of holders of our senior unsecured notes to receive payments is effectively junior to those lenders who have a security interest in our assets.
Our obligations under our senior unsecured notes and our guarantors’ obligations under their guarantees of those notes are unsecured, but our obligations, and each other borrower’s obligations, under each of our credit facilities and our senior secured notes, and each guarantor’s obligations under their respective guarantees of those facilities and senior secured notes, are secured by a security interest in substantially all of our tangible and intangible assets, including the stock and the assets of most of our current and certain future wholly owned U.S. subsidiaries and a portion of the stock of certain of our non-U.S. subsidiaries. As of September 30, 2013, we had $6,086 million in outstanding debt (excluding capital lease obligations) on our Consolidated Balance Sheet, of which $5,936 million was secured. The indentures governing our notes permit us and our restricted subsidiaries to incur substantial additional indebtedness in the future, including secured indebtedness. If we are declared bankrupt or insolvent, or if we default under either of our credit facilities or the indentures governing our senior secured notes, the lenders or the trustees under the indentures governing our senior secured notes, as applicable, could declare all of the funds borrowed thereunder, together with accrued interest, immediately due and payable. If we were unable to repay such indebtedness, the lenders or the trustees, as applicable, could foreclose on the pledged assets to the exclusion of holders of the senior unsecured notes, even if an event of default exists under the indenture governing the senior unsecured notes at such time. Furthermore, if the lenders or the trustees under the indentures governing our senior secured notes foreclose and sell the pledged equity interests in any subsidiary guarantor under the senior unsecured notes, then that guarantor will be released from its guarantee of the senior unsecured notes automatically and immediately upon such sale. In any such event, because the senior unsecured notes are not secured by any of our assets or the equity interests in subsidiary guarantors, it is possible that there would be no assets remaining from which claims of holders of our senior unsecured notes could be satisfied or, if any assets remained, they might be insufficient to satisfy those claims fully.
The claims of holders of our notes to assets of any non-guarantor subsidiary are structurally subordinated to all of the creditors of that subsidiary which may affect our ability to pay principal and interest on our notes.
We rely upon dividends and other payments from our subsidiaries to generate a significant portion of the funds necessary to meet our obligations. Our subsidiaries are separate and distinct legal entities and, in general, our foreign subsidiaries, unrestricted subsidiaries, non-wholly owned subsidiaries and other subsidiaries that do not borrow or guarantee our indebtedness under our credit facilities are not required to guarantee our notes. Accordingly, claims of holders of the notes are structurally subordinated to the claims of creditors of these non-guarantor subsidiaries, including trade creditors. This means that the creditors of the non-guarantor subsidiaries have priority in their claims on the assets of such subsidiaries over the creditors of us, including the holders of the notes.
If we default on our obligations to pay our indebtedness, we may not be able to make payments on one or more series of our notes.
Any default under the agreements governing our indebtedness, including a default under either of our credit facilities, that is not waived by the required lenders, or a default under any of the indentures governing our notes and the remedies sought by the holders of such indebtedness, could prevent us from paying principal, premium, if any, and interest on each series of our notes and substantially decrease the market value of such notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our credit facilities could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If we breach our covenants under either of our credit facilities and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our credit facilities, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

We may not be able to repurchase our notes upon a change of control.
Upon the occurrence of specific kinds of change of control events, we will be required to offer to repurchase all of our outstanding notes at 101% of their principal amount plus accrued and unpaid interest. The source of funds for any such purchase of the notes will be our available cash or cash generated from our operations or other sources, including borrowings, sales of assets or sales of equity. We may not be able to repurchase the notes upon a change of control because we may not have sufficient financial resources to purchase all of the notes that are tendered upon a change of control. Further, we may be contractually restricted under the terms of our credit facilities from repurchasing all of the notes tendered by holders upon a change of control. Accordingly, we may not be able to satisfy our obligations to purchase the notes unless we are able to refinance or obtain waivers under our credit facilities. Our failure to repurchase one or more series of notes upon a change of control would cause a default under the indenture governing such notes and a cross default under our credit facilities and the indentures governing other series of notes. The credit facilities also provide that a change of control will be a default that permits lenders to accelerate the maturity of borrowings and loans thereunder. Any of our future debt agreements may contain similar provisions.
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
Because our senior unsecured PIK toggle notes were issued with the option to pay cash interest or PIK interest, for U.S. federal income tax purposes, none of the interest payments on the PIK toggle notes is qualified stated interest. Consequently, the PIK toggle notes are treated for U.S. federal income tax purposes as issued at a discount and income inclusions on these notes will be determined pursuant to the original issue discount (“OID”) rules. A U.S. holder of our PIK toggle notes will be required to include OID in gross income as it accrues, regardless of whether such holder uses the accrual method of accounting.
We are controlled by Silver Lake Partners and TPG Capital, whose interests may not be aligned with a holder of our notes.
Avaya is a wholly owned subsidiary of Avaya Holdings Corp., a Delaware corporation (“Parent”). Parent was formed by affiliates of two private equity firms, Silver Lake Partners (“Silver Lake”) and TPG Capital (“TPG”) (collectively, the “Sponsors”). Silver Lake and TPG, through Parent, acquired Avaya in a transaction that was completed on October 26, 2007

(the “Merger”). See discussion in Note 1, “Description of Business,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
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
Our senior secured multi-currency asset-based revolving credit facility has a first priority lien in certain of our personal property and that of the subsidiary guarantors, with certain exceptions. Our senior secured credit facility and our senior secured notes have a second priority lien in that property. The indentures governing the senior secured notes permit us to incur additional indebtedness secured on a first-priority basis by such property in the future. The first priority liens in the collateral securing indebtedness under our senior secured multi-currency asset-based revolving credit facility and any such future indebtedness will be higher in priority as to such collateral than the security interests securing our senior secured notes and the guarantees thereof. Holders of the indebtedness under our senior secured multi-currency asset-based revolving credit facility and any other indebtedness secured by higher priority liens on such collateral will be entitled to receive proceeds from the realization of value of such collateral to repay such indebtedness in full before a holder of the senior secured notes will be entitled to any recovery from such collateral. As a result, holders of our senior secured notes will only be entitled to receive proceeds from the realization of value of assets securing our senior secured multi-currency asset-based revolving credit facility on a higher priority basis after all indebtedness and other obligations under our senior secured multi-currency asset-based revolving credit facility and any other obligations secured by higher priority liens on such assets are repaid in full. Our senior secured notes will be effectively junior in right of payment to indebtedness under our senior secured multi-currency asset-based revolving credit facility and any other indebtedness secured by higher priority liens on such collateral to the extent of the realizable value of such collateral.
Our senior secured credit facility has a first priority lien in certain of our real estate and that of the subsidiary guarantors, with certain exceptions. Our senior secured multi-currency asset-based revolving credit facility has a second priority lien in that property. The indentures governing our senior secured notes permit us to incur additional indebtedness secured on a first-priority basis by such property in the future. Our senior secured notes and the guarantees thereof are not secured by a lien on such property. Holders of the indebtedness under our senior credit facility and any other indebtedness secured by liens on such collateral will be entitled to receive proceeds from the realization of value of such collateral to repay such indebtedness in full before a holder of our senior secured notes will be entitled to any recovery from such collateral. As a result, holders of our senior secured notes will only be entitled to receive proceeds from the realization of value of such collateral after all indebtedness and other obligations secured by liens on such assets are repaid in full. Our senior secured notes will be effectively junior in right of payment to indebtedness under our senior secured credit facility and any other indebtedness secured by higher priority liens on such collateral to the extent of the realizable value of such collateral.
The right of holders of our 2019 senior secured notes to receive proceeds from the sale of collateral securing our 2019 senior secured notes will be pari passu with (and junior with respect to real estate collateral to) the claims of lenders and counterparties under our senior secured credit facility and certain future indebtedness.
The loans under our senior secured credit facility and our 2019 senior secured notes are, and certain future indebtedness may be, secured on a pari passu basis by the same collateral consisting of a first priority perfected lien and security interest in substantially all of our and the guarantors’ assets (except for cash, accounts, accounts receivable, deposit accounts, securities accounts, chattel paper, inventory and proceeds thereof, as to which the 2019 senior secured notes and the senior secured credit facility will be secured by a second priority lien and except for real estate, as to which the 2019 senior secured notes will not be secured), subject to certain exceptions. As a result, holders of our 2019 senior secured notes will receive distributions from any foreclosure proceeds of any of our and the guarantors’ assets constituting collateral (other than real estate) for the 2019 senior secured notes on a pro rata basis with the lenders under our senior secured credit facility and certain future indebtedness and holders of our 2019 senior secured notes will only be entitled to receive proceeds from the realization of value of real estate collateral after all indebtedness and other obligations secured by liens on such assets are repaid in full.
The right of holders of our 2021 senior secured notes to receive proceeds from the sale of collateral securing our 2021 senior secured notes will be junior to the claims of lenders and counterparties under our senior secured multi-currency asset-based revolving credit facility, senior secured credit facility, 2019 senior secured notes and certain future indebtedness.
The indebtedness under our senior secured multi-currency asset-based revolving credit facility, senior secured credit facility and our senior secured notes is, and certain future indebtedness may be, secured on a senior priority basis by the same collateral consisting of substantially all of our and the guarantors’ assets (except for real estate, as to which the 2019 senior secured notes will not be secured), subject to certain exceptions. As a result, holders of the indebtedness under our senior secured multi-currency asset-based revolving credit facility, our senior secured credit facility, our 2019 senior secured notes and any other indebtedness secured by higher priority liens on such collateral will be entitled to receive proceeds from the realization of value of such collateral to repay such indebtedness in full before holders of our 2021 senior secured notes will be entitled to any recovery from such collateral. As a result, holders of our 2021 senior secured notes will only be entitled to receive proceeds from the realization of value of assets securing our senior secured multi-currency asset-based revolving credit facility, our senior secured credit facility, 2019 our senior secured notes and such other indebtedness secured on a higher priority basis after all indebtedness and other obligations under our senior secured multi-currency asset-based revolving credit facility, our senior secured credit facility, our 2019 senior secured notes and any other obligations secured by higher priority liens on such assets are repaid in full.
The collateral securing our senior secured notes may not be valuable enough to satisfy all the obligations secured by the collateral.
We have secured our obligations under our senior secured notes by the pledge of certain of our assets. The value of the pledged assets in the event of liquidation will depend upon market and economic conditions, the availability of buyers and similar factors. No independent appraisals of any of the pledged property were prepared by or on behalf of us in connection with the offering of our senior secured notes. Accordingly, we cannot assure holders of our senior secured notes that the proceeds of any sale of the pledged assets following an acceleration to maturity with respect to our senior secured notes would be sufficient to satisfy, or would not be substantially less than, amounts due on our senior secured notes and the other debt secured thereby.
If the proceeds of any sale of the pledged assets were not sufficient to repay all amounts due on our senior secured notes after satisfying the obligations to pay any creditors with prior liens, holders of our senior secured notes (to the extent such notes were not repaid from the proceeds of the sale of the pledged assets) would have only an unsecured claim against our remaining assets. By their nature, some or all of the pledged assets may be illiquid and may have no readily ascertainable market value. Likewise, we cannot assure a holder of senior secured notes that the pledged assets will be saleable or, if saleable, that there will not be substantial delays in their liquidation. To the extent that liens securing obligations under our credit facilities, pre-existing liens, liens permitted under the indenture governing our senior secured notes and other rights, including liens on excluded assets, encumber any of the collateral securing our senior secured notes and the guarantees, those parties have or may exercise rights and remedies with respect to the collateral (including rights to require marshalling of assets) that could adversely affect the value of the collateral and the ability of the collateral agent, the trustees under the indentures or the holders of our senior secured notes to realize or foreclose on the collateral.
Our 2019 senior secured notes and the related guarantees will be secured, subject to certain exceptions and to permitted liens, by a first priority lien in the collateral that secures our senior secured credit facility on a first-priority basis and will share equally in right of payment to the extent of the value of such collateral securing such senior secured credit facility on a first-priority basis. The indenture governing our 2019 senior secured notes permit us, subject to compliance with certain financial tests, to issue additional indebtedness secured by a lien that ranks equally with our 2019 senior secured notes. This would reduce amounts payable to holders of our 2019 senior secured notes from the proceeds of any sale of the collateral.
Our 2021 senior secured notes and the related guarantees will be secured, subject to certain exceptions and to permitted liens, by a second priority lien in the collateral that secures our senior secured credit facility on a second-priority basis and will not share equally in right of payment to the extent value of such collateral securing such senior secured credit facility on a first-priority basis.
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
The collateral agents for the senior secured notes, the collateral agent for the senior secured credit facility and the collateral agent under our senior secured multi-currency asset-based revolving credit facility are party to the amended and restated intercreditor agreement, entered into on October 29, 2012, between Citicorp USA, Inc. and Citibank, N.A., (as it may be amended, amended and restated, supplemented or modified from time to time, the “ABL Intercreditor Agreement”). The ABL Intercreditor Agreement significantly restricts any action that may be taken by the collateral agents for the senior secured notes with respect to the collateral over which the holders of senior secured multi-currency asset based revolving credit facility loans have a first-priority lien (“ABL Priority Collateral”), even during an event of default. Under the terms of the ABL Intercreditor Agreement, at any time that obligations under our senior secured multi-currency asset-based revolving credit facility are outstanding, any actions that may be taken with respect to (or in respect of) the ABL Priority Collateral that secures obligations under our senior secured multi-currency asset-based revolving credit facility on a first-priority basis, including the ability to cause the commencement of enforcement proceedings against such ABL Priority Collateral and to control the conduct of such proceedings, and the approval of amendments to, releases of such ABL Priority Collateral from the lien of, and waivers of past defaults under, such documents relating to such ABL Priority Collateral, will be at the direction of the holders of the obligations under our senior secured multi-currency asset-based revolving credit facility, and the holders of the senior secured notes and the lenders under our senior secured credit facility, which are secured on a second-priority basis in the case of the 2019 senior secured notes and our senior secured credit facility and a junior-priority basis in the case of the 2021 senior secured notes, by such ABL Priority Collateral, may be adversely affected. The ABL Priority Collateral so released will no longer secure our and the guarantors’ obligations under the senior secured notes and the related guarantees. In addition, because the holders of the indebtedness under our senior secured multi-currency asset-based revolving credit facility control the disposition of such ABL Priority Collateral, such holders could decide not to proceed against such ABL Priority Collateral, regardless of whether there is a default under the documents governing such indebtedness or under the indentures governing the senior secured notes. In such event, the only remedy available to holders of our senior secured notes would be to sue for payment on those notes and the related guarantees. In addition, under the ABL Intercreditor Agreement, the collateral agents for the senior secured notes may not assert any right of marshalling that may be available under applicable law with respect to such ABL Priority Collateral. Without this waiver of the right of marshalling, holders of indebtedness secured by first priority liens in the ABL Priority Collateral would likely be required to liquidate collateral on which the senior secured notes did not have a lien, if any, prior to liquidating the collateral, thereby maximizing the proceeds of the collateral (due to the reductions in the amount of the indebtedness with a prior claim on such collateral) that would be available to repay our obligations under the senior secured notes.
As a result of this waiver, the proceeds of sales of such ABL Priority Collateral could be applied to repay any indebtedness secured by first priority liens in such ABL Priority Collateral before applying proceeds of other collateral securing indebtedness, and a holder of senior secured notes may recover less than it would have if such proceeds were applied in the order most favorable to it.
The indentures governing the senior secured notes and the ABL Intercreditor Agreement contain certain provisions benefiting holders of indebtedness under our senior secured multi-currency asset-based revolving credit facility, including provisions prohibiting the collateral agents for the senior secured notes and the collateral agent for the senior secured credit facility from objecting following the filing of a bankruptcy petition to a number of important matters regarding the collateral and the financing to be provided to us. After such filing, the value of this collateral could materially deteriorate and a holder of senior secured notes would be unable to raise an objection. In addition, the right of holders of obligations secured by first priority liens to foreclose upon and sell such collateral upon the occurrence of an event of default also would be subject to limitations under applicable bankruptcy laws if we or any of our subsidiaries become subject to a bankruptcy proceeding. The ABL Intercreditor Agreement also gives the holders of first priority liens on the ABL Priority Collateral the right to access and use the collateral that secures the senior secured notes to allow those holders to protect the ABL Priority Collateral and to process, store and dispose of the ABL Priority Collateral.
The ABL Priority Collateral will also be subject to any and all exceptions, defects, encumbrances, liens and other imperfections as may be accepted by the lenders under our senior secured multicurrency asset-based revolving credit facility and other creditors that have the benefit of first priority liens on such collateral from time to time, whether on or after the date the senior secured notes and related guarantees were issued. The existence of any such exceptions, defects, encumbrances, liens and other imperfections could adversely affect the value of the collateral securing the senior secured notes as well as the ability of the collateral agents for the senior secured notes or the collateral agent for the senior secured credit facility to realize or foreclose on such collateral.

The rights of holders of our senior secured notes in the collateral securing such notes may be adversely affected by the first lien intercreditor agreement.
The rights of the holders of our senior secured notes with respect to the collateral that secures such notes is subject to a first lien intercreditor agreement among all holders of obligations secured by that collateral on a pari passu basis (“first lien obligations”), including the obligations under the senior secured notes and our senior secured credit facility. Under that intercreditor agreement, any actions that may be taken with respect to such collateral, including the ability to cause the commencement of enforcement proceedings against such collateral, to control such proceedings and to approve amendments to releases of such collateral from the lien of, and waive past defaults under, such documents relating to such collateral, may be taken solely by the collateral agent for the senior secured credit facility until (1) our obligations under the senior secured credit facility are discharged (which discharge does not include certain refinancings of the senior secured credit facility) or (2) 90 days after the occurrence of an event of default under the indentures governing the senior secured notes or any other agreement governing first lien obligations. Under the circumstances described in clause (2) of the preceding sentence, the authorized representative of the holders of the indebtedness that represents the largest outstanding principal amount of indebtedness secured by the collateral on a pari passu basis with the other first lien obligations (other than the senior secured credit facility) and that has complied with the applicable notice provisions gains the right to take actions with respect to the collateral.
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
In addition, the senior secured credit facility and the indentures governing the senior secured notes permit us to issue additional series of obligations that also have a pari passu lien on the same collateral with the other first lien obligations. As explained above, any time that the collateral agent for the senior secured credit facility does not have the right to take actions with respect to the collateral pursuant to the first lien intercreditor agreement, that right passes to the authorized representative of the holders of the next largest outstanding principal amount of indebtedness secured by a pari passu lien on the collateral with the other first lien obligations. If we issue or incur additional first lien obligations in the future in a greater principal amount than the senior secured notes, then the authorized representative for that additional indebtedness would be earlier in line to exercise rights under the first lien intercreditor agreement than the authorized representative for the senior secured notes.
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
The collateral that secures and will secure the senior secured notes and related guarantees also is and will be subject to any and all exceptions, defects, encumbrances, liens and other imperfections as may be accepted by the authorized representative of the lenders under our senior secured credit facility during any period that such authorized representative controls actions with respect to the collateral pursuant to the first lien intercreditor agreement. The existence of any such exceptions, defects, encumbrances, liens and other imperfections could adversely affect the value of the collateral securing the senior secured notes as well as the ability of the collateral agents for the senior secured notes to realize or foreclose on such collateral for the benefit of the holders of the senior secured notes.
The lenders under the credit facilities have the discretion to release the guarantors under the credit facilities in a variety of circumstances, which will cause those guarantors to be released from their guarantees of the senior secured notes.
While any obligations under the credit facilities remain outstanding, any guarantee of the senior secured notes may be released without action by, or consent of, any holder of the senior secured notes or the trustees under the indentures governing the senior secured notes, at the discretion of lenders under the credit facilities, or if the related guarantor is no longer a guarantor of obligations under the credit facilities or any other indebtedness. The lenders under the credit facilities have the discretion to release the guarantees under the credit facilities in a variety of circumstances. Holders of our senior secured notes will not have a claim as creditors against any subsidiary that is no longer a guarantor of our senior secured notes, and the indebtedness and other liabilities, including trade payables, whether secured or unsecured, of those subsidiaries will effectively be senior to the claims of holders of our senior secured notes.
There are circumstances other than repayment or discharge of our senior secured notes under which the collateral securing such notes and the related guarantees will be released automatically, without the consent of the holders of our senior secured notes or the consent of the trustees.
Under various circumstances, collateral securing the senior secured notes will be released automatically, including:

•	a sale, transfer or other disposal of such collateral in a transaction not prohibited under the indentures governing the senior secured notes;

•	with respect to collateral held by a guarantor, upon the release of such guarantor from its guarantee;

•
with respect to any collateral in which the senior secured notes have a second priority lien, upon any release by the lenders under our senior secured multi-currency asset-based revolving credit facility of their first-priority security interest in such collateral; provided that, if the release occurs in connection with a foreclosure or exercise of remedies by the collateral agent for the lenders under our senior secured multi-currency asset-based revolving credit facility, the lien on that collateral will be automatically released but any proceeds thereof not used to repay the obligations under our senior secured multi-currency asset-based revolving credit facility will be subject to lien in favor of the collateral agents for the noteholders and our senior secured credit facility; and

•
with respect to the collateral upon which the senior secured notes have a first priority lien, upon any release in connection with a foreclosure or exercise of remedies with respect to that collateral directed by the authorized representative of the lenders under our senior secured credit facility during any period in which such authorized representative controls actions with respect to the collateral pursuant to the first lien intercreditor agreement. Even though holders of our senior secured notes share ratably with the lenders under our senior secured credit facility, the authorized representative of the lenders under our senior secured credit facility will initially control actions with respect to the collateral, whether the holders of our senior secured notes agree or disagree with those actions.

The imposition of certain permitted liens will cause the assets on which such liens are imposed to be excluded from the collateral securing our senior secured notes and the related guarantees. There are also certain other categories of property that are also excluded from the collateral securing our senior secured notes.
The indentures governing our senior secured notes permit liens in favor of third parties to secure additional debt, including purchase money indebtedness and capitalized lease obligations, and any assets subject to such liens will be automatically excluded from the collateral securing our senior secured notes and the related guarantees to the extent the agreements governing such indebtedness prohibit additional liens. In addition, certain categories of assets are excluded from the collateral securing our senior secured notes and the guarantees. Excluded assets include, but are not limited to, among other things, the assets of our non-guarantor subsidiaries, certain capital stock and other securities of our subsidiaries and equity investees, leaseholds or other non-fee simple interests in real property, fee simple interests in real property having a fair market value of less than $25.0 million, and the proceeds from any of the foregoing. If an event of default occurs and our senior secured notes are accelerated, such notes and the related guarantees will rank equally with the holders of other unsubordinated and unsecured indebtedness of the relevant entity with respect to such excluded property.
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
Applicable law requires that a security interest in certain tangible and intangible assets can only be properly perfected and its priority retained through certain actions undertaken by the secured party. The liens in the collateral securing our senior secured notes may not be perfected with respect to the claims of such notes if and to the extent that the collateral agent was not able to take the actions necessary to perfect any of these liens on or prior to the date of the indentures governing our senior secured notes. There can be no assurance that the lenders under the senior secured credit facility will have taken all actions necessary to create properly perfected security interests, which may result in the loss of the priority of the security interest in favor of holders of our senior secured notes to which they would otherwise have been entitled. In addition, applicable law requires that certain property and rights acquired after the grant of a general security interest, such as equipment subject to a certificate of title and certain proceeds, can only be perfected at the time such property and rights are acquired and identified. We and the guarantors have limited obligations to perfect the security interest of holders of our senior secured notes in specified collateral. There can be no assurance that the trustees or the collateral agents for our senior secured notes will monitor, or that we will inform such trustees or collateral agents of, the future acquisition of property and rights that constitute collateral, and that the necessary action will be taken to properly perfect the security interest in such after-acquired collateral. Neither the trustees nor the collateral agents for our senior secured notes have an obligation to monitor the acquisition of additional property or rights that constitute collateral or the perfection of any security interest. Such failure may result in the loss of the security interest in the collateral or the priority of the security interest in favor of our senior secured notes against third parties.
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
The right of the collateral agents to repossess and dispose of the pledged assets upon the occurrence of an event of default under the indentures governing our senior secured notes is likely to be significantly impaired by applicable bankruptcy law if a bankruptcy case were to be commenced by or against us before the collateral agents repossessed and disposed of the pledged assets. For example, under Title 11 of the United States Code, pursuant to the automatic stay imposed upon the bankruptcy filing, a secured creditor is prohibited from repossessing its security from a debtor in a bankruptcy case, or from disposing of security repossessed from such debtor, or taking other actions to levy against a debtor, without bankruptcy court approval. Moreover, the United States Bankruptcy Code permits the debtor to continue to retain and to use collateral even though the debtor is in default under the applicable debt instruments, provided that the secured creditor is given “adequate protection.” The meaning of the term “adequate protection” may vary according to circumstances (and is within the discretion of the bankruptcy court), but it is intended in general to protect the value of the secured creditor’s interest in the collateral and may include cash payments or the granting of additional security, if and at such times as the court in its discretion determines, for any diminution in the value of the collateral as a result of the automatic stay of repossession or disposition or any use of the collateral by the debtor during the pendency of the bankruptcy case. Generally, adequate protection payments, in the form of interest or otherwise, are not required to be paid by a debtor to a secured creditor unless the bankruptcy court determines that the value of the secured creditor’s interest in the collateral is declining during the pendency of the bankruptcy case. Due to the imposition of the automatic stay, the lack of a precise definition of the term “adequate protection” and the broad discretionary powers of a bankruptcy court, it is impossible to predict (1) how long payments under our senior secured notes could be delayed following commencement of a bankruptcy case, (2) whether or when the collateral agents could repossess or dispose of the pledged assets or (3) whether or to what extent a holder of senior secured notes would be compensated for any delay in payment or loss of value of the pledged assets through the requirement of “adequate protection.”
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
Any future pledge of collateral in favor of our lenders or holders of our senior secured indebtedness, including pursuant to security documents delivered after the date of the indentures governing the senior secured notes, might be voidable by the pledgor (as debtor in possession) or by its trustee in bankruptcy if certain events or circumstances exist or occur, including, under the United States Bankruptcy Code, if the pledgor is insolvent at the time of the pledge, the pledge permits a holder of our senior secured notes to receive a greater recovery than if the pledge had not been given and a bankruptcy proceeding in respect of the pledgor is commenced with 90 days following the pledge, or, in certain circumstances, a longer period.

We do not intend to offer to register the senior secured notes or to exchange the senior secured notes in a registered exchange offer.
We do not intend to register the senior secured notes under the Securities Act or to offer to exchange those notes in an exchange offer registered under the Securities Act. We will not be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to those notes. As a result, holders of our senior secured notes will only be entitled to receive certain information about us specified in the indentures governing the senior secured notes and information required by Rule 144A(d)(4) under the Securities Act. Except as included in the reports filed with the SEC, information about our company will be provided to holders of our senior secured notes on a confidential basis and may not be copied or reproduced, nor may it be distributed or any of its contents disclosed, to anyone other than holders of our senior secured notes and prospective purchasers of those notes pursuant to Rule 144A(d)(4). In addition, the indentures governing the senior secured notes will not be qualified under the Trust Indenture Act and we will not be required to comply with any provision of the Trust Indenture Act.
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
As of September 30, 2013, we had 211 leased facilities (which included 13 storage locations containing between 100 to 400 square feet) and 3 owned facilities, located in 58 countries. These included 13 primary research and development facilities located in Canada, China, Germany, India, Ireland, Israel, Italy and the U.S. Our real property portfolio consists of aggregate floor space of 5.2 million square feet, of which 4.7 million square feet is leased and 0.5 million square feet is owned. Of the 4.7 million square feet which is leased, 1.2 million related to property for which the future minimum lease payments have been accrued for in accordance with GAAP. Our lease terms range from monthly leases to 13 years. We believe that all of our facilities are in good condition and are well maintained. Our facilities are used for current operations of all operating segments. For additional information regarding obligations under operating leases, see Note 17, “Commitments and Contingencies,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Item 3.	Legal Proceedings.
Information required by this item is incorporated by reference from Note 17, “Commitments and Contingencies—Legal Proceedings,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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
Avaya Inc. (the "Company" or "Avaya") is a wholly owned subsidiary of Avaya Holdings Corp., a Delaware corporation (“Parent”). Parent was formed by affiliates of two private equity firms, Silver Lake Partners (“Silver Lake”) and TPG Capital (“TPG”) (collectively, the “Sponsors”). Silver Lake and TPG, through Parent, acquired Avaya in a transaction that was completed on October 26, 2007 (the “Merger”). See discussion in Note 1, “Description of Business,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details.
The selected historical consolidated financial data set forth below as of September 30, 2013 and 2012 and for the years ended September 30, 2013, 2012 and 2011 have been derived from our audited Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data set forth below as of September 30, 2011 and as of and for the years ended September 30, 2010 and 2009 has been derived from audited Consolidated Financial Statements that are not included in this report.
The selected historical consolidated financial data set forth below should be read in conjunction with our audited Consolidated Financial Statements and related notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Our financial information may not be indicative of future performance.

	Fiscal years ended September 30,
In millions	2013	2012	2011	2010	2009
STATEMENT OF OPERATIONS DATA:
REVENUE
Products	$2,337	$2,672	$2,976	$2,602	$1,923
Services	2,371	2,499	2,571	2,458	2,227
	4,708	5,171	5,547	5,060	4,150
COSTS
Products:
Costs (exclusive of amortization of acquired technology intangible assets)	963	1,145	1,314	1,243	872
Amortization of acquired technology intangible assets	63	192	257	291	248
Services	1,122	1,248	1,344	1,354	1,164
	2,148	2,585	2,915	2,888	2,284
GROSS PROFIT	2,560	2,586	2,632	2,172	1,866
OPERATING EXPENSES
Selling, general and administrative	1,520	1,630	1,845	1,721	1,272
Research and development	445	464	461	407	309
Amortization of intangible assets	227	226	226	218	207
Impairment of indefinite-lived intangible assets	—	—	—	—	60
Goodwill impairment	89	—	—	—	235
Restructuring and impairment charges, net	200	147	189	187	162
In-process research and development charge	—	—	—	—	12
Acquisition-related costs	1	4	5	20	29
	2,482	2,471	2,726	2,553	2,286
OPERATING INCOME (LOSS)	78	115	(94)	(381)	(420)
Interest expense	(467)	(431)	(460)	(487)	(409)
Loss on extinguishment of debt	(6)	—	(246)	—	—
Other (expense) income, net	(14)	(20)	5	15	14
LOSS BEFORE INCOME TAXES	(409)	(336)	(795)	(853)	(815)
Benefit from (provision for) income taxes	45	(8)	(68)	(18)	(30)
NET LOSS	(364)	(344)	(863)	(871)	(845)
Less net income attributable to noncontrolling interests	—	—	—	3	2
NET LOSS ATTRIBUTABLE TO AVAYA INC.	$(364)	$(344)	$(863)	$(874)	$(847)

	Fiscal years ended September 30,
In millions	2013	2012	2011	2010	2009
BALANCE SHEET DATA (at end of period):
Cash and cash equivalents	$288	$337	$400	$579	$567
Intangible assets, net	1,486	1,775	2,129	2,603	2,636
Goodwill	4,092	4,188	4,079	4,075	3,695
Total assets	7,672	8,194	8,546	9,261	8,650
Total debt (excluding capital lease obligations)	6,086	6,121	6,157	5,928	5,150
Total Avaya stockholder's deficiency	(2,669)	(2,436)	(2,378)	(1,428)	(697)
STATEMENT OF CASH FLOWS DATA:
Net cash provided by (used in):
Operating activities	$151	$44	$(300)	$42	$242
Investing activities	(113)	(271)	(101)	(864)	(155)
Financing activities	(79)	157	228	853	(101)
OTHER FINANCIAL DATA:
EBITDA	$510	$656	$313	$320	$240
Adjusted EBITDA (1)	943	971	971	795	753
Capital expenditures	110	92	83	79	76
Capitalized software development costs	14	35	42	43	43
(1) Adjusted EBITDA is calculated in accordance with our debt agreements and disclosed herein to demonstrate compliance with those debt agreements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—EBITDA and Adjusted EBITDA” for a definition and explanation of Adjusted EBITDA and reconciliation of net loss to Adjusted EBITDA.
The following are the significant items affecting the comparability of the selected financial information for the periods presented:
Restructuring Charges and Cost Saving Initiatives - We have maintained our focus on profitability levels and investing in our future results. In connection with our acquisition of the enterprise business solutions business ("NES") of Nortel Networks Corporation, our acquisition of RADVISION Ltd. ("Radvision") and in response to global economic conditions, since the Merger in fiscal 2008 and continuing through fiscal 2013, the Company initiated cost savings programs designed to streamline its operations, generate cost savings, and eliminate overlapping processes and expenses. These cost savings programs have included: (1) reducing headcount, (2) relocating certain job functions to lower cost geographies, including service delivery, customer care, research and development, human resources and finance, (3) eliminating real estate costs associated with unused or under-utilized facilities and (4) implementing gross margin improvement and other cost reduction initiatives. In connection with these cost savings programs we recognized restructuring charges of $200 million, $142 million, $189 million, $171 million and $160 million for fiscal 2013, 2012, 2011, 2010 and 2009, respectively. These costs include employee separation charges such as, but not limited to, severance and employment benefit payments, social pension fund payments, and healthcare and unemployment insurance costs to be paid to or on behalf of the affected employees. The related restructuring costs also include the contractual future lease payments and payments made under lease termination agreements associated with vacated facilities. As of September 30, 2013, the remaining liability associated with these actions is $170 million. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future, the costs of which could be material. See Note 8, "Business Restructuring Reserves and Programs" to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details regarding our business restructuring programs.
Refinancing, Interest Expense, and Loss on Extinguishment of Debt - During fiscal 2011 and 2013, the Company completed a series of transactions which allowed the Company to refinance certain of its debt arrangements under its senior secured credit facilities. As a result of these transactions, the Company extended the maturity date of certain of its debt by an additional three to six years. See Note 9, "Financing Arrangements" to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details regarding our financing arrangements. These transactions included:

•
During the three months ended December 31, 2012, Avaya Inc. completed three transactions to refinance $848 million of term loans under the senior secured credit facility. On October 29, 2012 Avaya Inc. completed an amendment and restatement of the senior secured credit facility and senior secured multi-currency asset-based revolving credit facility along with the extension of the maturity date of $135 million aggregate principal amount of term B-1 loans from October 26, 2014 to October 26, 2017 by converting such loans into a new tranche of senior secured term B-4 loans (“term B-4 loans”). On December 21, 2012 Avaya Inc. completed an amendment and restatement of the senior secured credit facility along with the extension of the maturity date of $713 million aggregate principal amount of term B-1 loans from October 26, 2014 to October 26, 2017 and $134 million aggregate principal amount of term B-4 loans from October 26, 2017 to March 31, 2018 in each case by converting such loans into a new tranche of senior secured term B-5 loans (“term B-5 loans”). On December 21, 2012, Avaya Inc. issued $290 million of 9% senior secured notes due April 2019 (the “9% Senior Secured Notes”), the proceeds of which were used to repay $284 million principal amount of term B-5 loans and to pay related fees and expenses.

•
During the three months ended March 31, 2013, the Company refinanced $584 million of term B-1 loans outstanding under its senior secured credit facility and refinanced $1,384 million of senior unsecured notes. On March 7, 2013, Avaya Inc. completed an exchange offer in which $642 million of its 9.75% senior unsecured cash-pay notes due 2015 and $742 million of 10.125%/10.875% senior unsecured paid-in-kind (“PIK”) toggle notes due November 1, 2015 were exchanged for $1,384 million of 10.50% senior secured notes due March 1, 2021. In addition, on March 12, 2013, Avaya Inc. refinanced the remaining term B-1 loans due October 26, 2014, with the cash proceeds from the issuance of $589 million aggregate principal amount of term B-5 loans due October 26, 2017 under its senior secured credit facility.

•
The Company recognized a loss on extinguishment of debt for the year ended September 30, 2013 of $6 million in connection with (1) the issuance of Avaya Inc.’s 9% Senior Secured Notes and the payment of $284 million of term B-5 loans and (2) the refinancing of $584 million of outstanding term B-1 loans. The loss represents the difference between the reacquisition price and the carrying value (including unamortized discount and debt issue costs) of the debt.

•
On August 8, 2011, Avaya Inc. amended the terms of the multi-currency revolvers available under its senior secured credit facility and its senior secured multi-currency asset-based revolving credit facility to extend the final maturity of each from October 26, 2013 to October 26, 2016.

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

Acquisition of NES and Radvision - As a result of the acquisition of NES and Radvision, our operating results include the operations of the NES business and Radvision as of December 19, 2009 and June 5, 2012, respectively. Additionally, some of the items affecting the comparability of the selected financial information for the periods presented regarding these acquisitions include:

•	Acquisition Costs - In connection with the acquisition of NES, we have incurred acquisition-related costs during fiscal 2010 and 2009 of $20 million and $29 million, respectively.

•
Integration Costs - We incurred integration costs with respect to the NES acquisition of $132 million and $208 million, for fiscal 2011 and fiscal 2010, respectively. Integration costs primarily represent third-party consulting fees and other administrative costs associated with consolidating and coordinating the operations of Avaya and NES. These costs were incurred in connection with, among other things, the on-boarding of NES personnel, developing compatible IT systems and internal processes and developing and implementing a strategic operating plan to help enable a smooth transition with minimal disruption to NES customers. Such costs also include fees paid to Nortel Networks Corporation for logistics and other support functions being performed on a temporary basis according to a transition services agreement. In fiscal 2013 and 2012 we incurred $18 million and $19 million, respectively, of integration costs which were primarily associated with consolidating and coordinating the operations of Avaya and Radvision and costs associated with NES, primarily related to developing compatible IT systems and internal processes.

•	Impairment - In fiscal 2010, we recognized impairment charges of $16 million associated with certain technologies with overlapping functionality to technologies acquired with NES.

•
Incremental Interest Charges - During the period from December 19, 2009 through September 30, 2010, we incurred incremental interest expense from the financing associated with the acquisition of NES of $117 million, which includes non-cash interest expense of $34 million.

Amortization of Intangible Assets - We recorded amortization of intangible assets of $290 million, $418 million, $483 million, $509 million and $455 million for fiscal 2013, 2012, 2011, 2010 and 2009, respectively. Amortization of intangible assets represents the amortization of acquired technologies, customer relationships and other intangibles recognized at the time of the Merger and our acquisitions. In acquisition accounting, these intangible assets are recorded at their estimated fair values and then amortized over their estimated economic lives ranging from less than one year to thirteen years. The fluctuation in year-over-year amortization is attributable to the incremental amortization associated with the acquired intangible assets of NES in fiscal 2010 and Radvision in fiscal 2012, offset by reductions in amortization associated with impaired and fully amortized intangibles that are no longer being amortized.
Impairment of Goodwill and Indefinite-Lived Intangible Assets - During the three months ended March 31, 2013, the Company recorded an impairment to goodwill associated with its IT professional services, or ITPS, reporting unit of $89 million. The ITPS reporting unit provides specialized information technology services exclusively to U.S. government customers and experienced a decline in revenues as compared to previous periods and a reduction in its forecasts for the remainder of fiscal 2013. The reporting unit was impacted by reduced government spending in anticipation of sequestration and general budget cuts. See Note 5, "Goodwill" to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details. During fiscal 2009, we recorded impairments to goodwill and trademark and trade name indefinite-lived intangible assets of $235 million and $60 million, respectively. The impairments were attributable to lower expected future discounted cash flows as a result of the continued weakness in the global economy and changes in discount rates.
Changes in Estimated Lives and Salvage Value of Property - In addition to the restructuring charges associated with vacated facilities under operating leases discussed above, the Company also sold three Company-owned and underutilized facilities in order to reduce its real estate costs. During fiscal 2013, in anticipation of selling a Company-owned facility, additional depreciation of $21 million was recognized as selling, general and administrative expenses. The additional depreciation was the result of changes to the estimated salvage value and useful life of the facility made to be consistent with the estimated proceeds and timing of the contemplated sale of the facility. The other two formerly owned facilities, prior to being sold, were written down to their net realizable value in fiscal 2012 resulting in $5 million of impairment losses which is included in restructuring and impairment charges, net.
Income Taxes - Benefit from (provision for) income taxes was $45 million, $(8) million, $(68) million, $(18) million and $(30) million for fiscal 2013, 2012, 2011, 2010 and 2009, respectively. The effective tax rate differed from the U.S. federal statutory rate for the periods presented as follows:

•
Changes in Valuation Allowance of Deferred Tax Assets - In fiscal 2009, the Company was in a three-year cumulative U.S. book tax loss position and determined that it is more likely than not that our U.S. net deferred tax assets would not be realized. Accordingly, we provided a valuation allowance against our U.S. net deferred tax assets. In addition, we recorded a tax provision associated with earnings in certain profitable non-U.S. tax jurisdictions for the period offset by a minimal tax benefit relating to our U.S. pre-tax losses in fiscal 2009. In fiscal 2010, 2011, 2012 and 2013, we provided additional valuation allowances associated with the U.S. and our income tax provision primarily relates to earnings of certain profitable non-U.S. tax jurisdictions.

•
Change in Reinvestment of Undistributed Foreign Earnings Assertion - As of September 30, 2012, the Company changed its indefinite reinvestment of undistributed foreign earnings assertion with respect to its non-U.S. subsidiaries. As a result the Company recorded income tax expense of $17 million and $2 million in fiscal 2012 and 2013, respectively, relating to non-U.S. taxes.

•
Effect of Changes in Other Comprehensive Income - During fiscal 2013, the Company recognized a tax charge of $17 million to other comprehensive income related to the elimination of the tax effect of certain interest rate swaps and a tax charge of $109 million to other comprehensive income primarily relating to pension benefits. During fiscal 2012, the Company recorded a tax charge of $62 million to other comprehensive income primarily relating to post-employment benefits. As a result of the tax charges recognized in other comprehensive income, we recognized an income tax benefit in the Consolidated Statements of Operations of $126 million and $62 million, in fiscal 2013 and 2012, respectively.

Divestiture of AGC Networks, Inc. - On August 31, 2010, we sold our 59.13% ownership in AGC Networks Ltd. (formerly Avaya GlobalConnect Ltd.), our reseller in India, and recognized a $7 million gain on the sale.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.
Overview
We are a leading global provider of real-time business collaboration and communications products and services that bring people together with the right information at the right time in the right context, enabling businesses to improve their efficiency and quickly solve critical business challenges. Our products and services are designed to enable business users to work together more effectively internally and with their customers and suppliers, to accelerate decision-making and achieve enhanced business outcomes. These industry leading products and services are also designed to be flexible, reliable and secure, enabling simplified management and cost reduction while providing a platform for next-generation collaboration from Avaya.
Our products and services address the needs of a diverse range of customers, including large multinational enterprises, midmarket businesses and government organizations. As of September 30, 2013, we had over 300,000 customers, including more than 95% of the Fortune 500 companies and installations in over one million customer locations worldwide. Our customers operate in a broad range of industries, including financial services, manufacturing, retail, transportation, energy, media and communications, health care, education and government.
We employ a flexible go-to-market strategy with direct and indirect presence in over 160 countries. As of September 30, 2013, we had approximately 10,900 channel partners and for fiscal 2013, our product revenue from indirect sales represented approximately 76% of our total product revenue.
For fiscal 2013 and 2012, we generated revenue of $4,708 million and $5,171 million, respectively. For fiscal 2013 and 2012, product revenue represented 50% and 52% of our total revenue and services revenue represented 50% and 48%, respectively. For each of fiscal 2013 and 2012, revenue generated in the United States was 54%. For fiscal 2013 and 2012 we had a net loss of $364 million and $344 million, respectively, and Adjusted EBITDA of $943 million and $971 million, respectively. See “EBITDA and Adjusted EBITDA” for a definition and explanation of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.
History
We have a long history of innovation dating back to our research and development roots in Bell Laboratories when we were a part of AT&T. Avaya was formerly the Business Communications business unit of Lucent Technologies, Inc. ("Lucent"), a 1996 spin-off from AT&T. Since our own spin-off from Lucent in 2000, we have been a leading provider of unified communications and contact center products and services and more recently business collaboration products and services to our customers.
Initial Registration Statement of Parent
Avaya is a wholly owned subsidiary of Avaya Holdings Corp., a Delaware corporation (“Parent”). Parent was formed by affiliates of two private equity firms, Silver Lake Partners (“Silver Lake”) and TPG Capital (“TPG”) (collectively, the “Sponsors”). Silver Lake and TPG, through Parent, acquired Avaya in a transaction that was completed on October 26, 2007 (the “Merger”). See discussion in Note 1, “Description of Business,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
On June 9, 2011, Parent filed with the SEC a registration statement on Form S-1 (as amended from time to time, the “registration statement”) relating to a proposed initial public offering of its common stock. As contemplated in the registration statement, the net proceeds of the proposed offering are expected to be used, among other things, to repay a portion of our long-term indebtedness. The registration statement remains under review by the SEC and shares of common stock registered thereunder may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-K and the pending registration statement shall not constitute an offer to sell or the solicitation of any offer to buy nor shall there be any sale of those securities in any State or other jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State or other jurisdiction. Further, there is no way to predict whether or not Parent will be successful in completing the offering as contemplated and if it is successful, we cannot be certain if, or how much of, the net proceeds will be used for the purposes identified above.
Business Trends
There are a number of trends and uncertainties affecting our business. For example, the effect that general economic conditions have on our customers’ willingness to spend on information technology, and particularly enterprise communications technology, impacts the demand for our products and, as a result, our revenue. The global economic downturn during 2008 through 2010 as well as recent economic uncertainties negatively affected most of the markets we serve. In the most recent years, we experienced lower sales of our unified communications products, which we believe can be attributable in part to customers choosing not to upgrade their systems in a cautious spending environment and a reduction in spending by government customers in the U.S. as a result of sequestration and budget cuts. In addition, we believe the lower sales of our unified communications products can be attributable, in part, to a growing market trend around Cloud consumption preferences with more customers exploring operating expense, or OpEx models, as opposed to capital expense, or CapEx models, for procuring products and services. Increasingly, to help manage costs and efficiencies, CIOs are exploring a shift to OpEx models, where they pay a fee for business collaboration and communications services but the underlying solutions, infrastructure and headcount are owned and managed by the vendor, as opposed to CapEx models that require them to invest in and own the solutions, infrastructure and headcount. We believe that the top three services that enterprises plan to move to the Cloud over the next two years are e-mail and office productivity suites, unified communications, and audio and video conferencing. As we see our pipeline of deals shift away from the premise based CapEx model toward an OpEx model, our contract values are usually larger, however, the associated revenues will be recognized over a longer period, typically three to seven years.
As we actively position ourselves to address these market trends, we also continue to invest significantly in research and development. During fiscal 2013, we've delivered a total of 101 new product releases, which is nearly double the level from fiscal 2012. In December 2009, we acquired the enterprise business solutions business ("NES") of Nortel Networks Corporation in order to further expand our technology portfolio, enhance our customer base, broaden our indirect sales channel and provide us greater ability to compete globally. In June 2012, we acquired RADVISION Ltd. ("Radvision"), a global provider of videoconferencing and telepresence technologies over internet protocol, or IP, and wireless networks. The integrated Avaya and Radvision technology portfolios provides customers a highly integrated and interoperable suite of cost-effective, easy to use, high-definition video collaboration products, with the ability to interoperate with multiple mobile devices including Apple iPad and Google Android. On October 1, 2013, we acquired IT Navigator Ltd. ("IT Navigator") a global provider of Cloud, social media and management products and services. The integration of the Avaya and IT Navigator portfolios is expected to add key management reporting and social media capabilities and enhance Avaya's Cloud as well as its unified communication and contact center products. We believe the investments in NES, Radvision, IT Navigator and other acquisitions, as well as our ongoing investments in research and development, are helping us to capitalize on the increasing focus of enterprises on deploying collaboration products to increase productivity, reduce costs and complexity and gain competitive advantages, which is being further accelerated by a trend toward a more mobile workforce and the associated proliferation of devices.
We have also successfully expanded our indirect channel. Since fiscal 2009 and the acquisition of NES, our indirect channel has grown from 53% to 76% of our product revenues. We believe this expansion of our indirect channel favorably impacts our financial results by reducing selling expenses and allowing us to reach more end users and grow our business, although sales through the indirect channel generally generate lower profits than direct sales due to higher discounts. In furtherance of our effort to maintain an effective business partner program, we continue to refine and expand our global coverage.
Certain trends and uncertainties also impact our global services organization, which provides us a large recurring revenue stream. Due to advances in technology, our customers continue to expect to pay less for traditional services. In addition, despite the benefits of a robust indirect channel, our channel partners have direct contact with our customers that may foster independent relationships between them and a loss of certain services agreements for us. We have been able to offset these impacts by focusing on other types of services not traditionally provided by our channel partners, such as professional services and Cloud and managed services.
For each of fiscal 2013, 2012 and 2011, revenue outside of the U.S. represented 46% of total revenue. Foreign currency exchange rates and fluctuations have had an impact on our revenue, costs and cash flows from our international operations. Our primary currency exposures are to the euro, British pound, Indian rupee, Canadian dollar and Brazilian real. These exposures may change over time as business practices evolve and as the geographic mix of our business changes and we are not able to predict the impact that foreign currency fluctuations will have on future periods.
Continued Focus on Cost Structure
We maintain our focus on profitability levels and investing in our future results. In connection with the Merger in fiscal 2008 and continuing through fiscal 2013, the Company initiated cost savings programs designed to streamline its operations, generate cost savings, and eliminate overlapping processes and expenses associated with various acquisitions and in response to the global economic downturn. These cost savings programs have included: (1) reducing headcount, (2) relocating certain job functions to lower cost geographies, including service delivery, customer care, research and development, human resources and finance, (3) eliminating real estate costs associated with unused or under-utilized facilities and (4) implementing gross margin improvement and other cost reduction initiatives.
During fiscal 2011, 2012 and 2013, we were able to execute on several gross margin improvement and other cost reduction initiatives. These initiatives included obtaining better pricing from our contract manufacturers and transportation vendors which has improved our products gross margins. In addition, we have streamlined our operations by redesigning the Avaya support website and continue to transition our customers from an agent-based support model to a self-service/web-based support model. These improvements have allowed us to reduce the workforce and relocate positions to lower-cost geographies and improve our services gross margins.
We expect our gross profit and gross margin to continue to improve in the foreseeable future as we continue to implement additional initiatives such as increasing our focus on sales of higher margin software, working with our contract manufacturers and transportation vendors to secure more favorable pricing, optimizing the design of products and services delivery to drive efficiencies, and achieving greater economies of scale.
Historically, lower profits experienced by the acquired NES business and competitor and customer pricing pressures have been challenges to improving the gross margins of our business. However, we continue to apply our business model discipline to the NES business we acquired in 2009 in furtherance of our gross margin initiatives.
In addition to the improvements in gross margin, we have successfully reduced our operating expenses through these cost savings programs, primarily through reducing our labor and real estate costs.
Reductions in labor costs have been achieved through the elimination of redundancies by redefining and consolidating job functions, reductions in management and in back-office headcount of our sales organization, reduced headcount in our services business, the use of remote monitoring of customer systems as discussed above, and a shift in the mix of the Company's distribution channels toward the indirect channel which reduced our personnel needs. We were also able to attain additional savings as the Company placed greater emphasis on shifting job functions to its shared service centers in India and Argentina, as well as the automation of customer service.
In connection with these labor costs objectives, subsequent to the Merger in fiscal 2008, the Company rolled out initiatives to eliminate approximately 2,800 employee positions, of which 2,200 were located in the U.S. and 600 were located outside the U.S., predominantly in EMEA. Further, as part of the acquisition of NES in December 2009, we acquired a workforce of approximately 5,900. As a consequence of this acquisition, we took additional actions during fiscal 2009 and 2010 to eliminate and consolidate redundant job functions to help manage our labor costs. As a result of the 2008 initiatives and our acquisition of NES, the Company's workforce at September 2008, 2009 and 2010 was approximately 17,500, 15,500 and 18,900, respectively, excluding the employees of AGC Network Limited, our 59.13% owned subsidiary which we sold in August 2010. In addition, the Company successfully relocated approximately 750 and 70 employee positions in fiscal 2009 and 2010, respectively, to its shared service centers in India and Argentina. During fiscal 2011, 2012 and 2013, additional cost savings programs were initiated to further reduce headcount that included reaching agreements with the works council representing employees of certain of the Company's German subsidiaries for the elimination of positions, offering enhanced separation plans to certain management employees in the U.S., and other actions primarily focused in the U.S. and EMEA. As a result of these programs, the Company's workforce at September 2011, 2012 and 2013 was approximately 18,600, 17,000 and 14,500, respectively.
Reductions in real estate costs were achieved by: (1) eliminating redundant facilities, particularly research and development facilities, in similar geographic areas as part of transitioning and integrating the operations of NES, (2) reductions in headcount, which decreased our real estate needs, and (3) reducing operating costs through more efficient facilities management. These initiatives enabled us to vacate and consolidate facilities without affecting the quality or distribution of our products and services, and reduce our real estate costs. Subsequent to the Merger, and as a consequence of the planned headcount reductions, the Company began aggressively vacating and consolidating its facilities in an effort to reduce its real estate costs. In addition, as part of the acquisition of NES, the Company assumed leases in the U.S. for facilities that were redundant to existing Avaya facilities, thereby creating excess real estate capacity. Since fiscal 2008, the Company has strategically vacated facilities globally, the most significant of which were located in the U.S., Germany and the United Kingdom, and those actions have generated cost savings.
Since the Merger, the Company has recognized in aggregate over $1 billion in restructuring charges. The aggregate restructuring charges include employee separation charges such as, but not limited to, severance and employment benefit payments, social pension fund payments, and healthcare and unemployment insurance costs to be paid to or on behalf of the affected employees. The aggregate restructuring charges also include the future lease payments and payments made under lease termination agreements associated with vacated facilities. As of September 30, 2013, the remaining liability associated with these actions is $170 million. This liability includes $73 million of employee separation payments, a substantial portion of which will be paid in fiscal 2014, and $97 million of cash payments associated with lease obligations of vacated facilities of which $24 million will be paid in fiscal 2014 and the balance through fiscal 2021.
As a portion of our 2013 actions took place during the second half of fiscal 2013, the benefits are not fully reflected in our operating results as of September 30, 2013. We expect our operating margin to continue to improve in the foreseeable future as we begin to realize the full positive effects of our 2013 cost savings programs in our reported results. As we begin fiscal 2014, the Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally.

Although a specific plan does not exist at this time, the Company may take additional restructuring actions in the future, the costs of which could be material. All costs associated with such actions would be recognized in accordance with authoritative accounting guidance and the Company's accounting policies as outlined in Note 2, “Summary of Significant Accounting Policies - Restructuring Programs” and Note 8, “Business Restructuring Reserves and Programs,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Refinancing of Debt
During fiscal 2013, the Company completed a series of transactions which allowed the Company to refinance (1) all of its senior secured term B-1 loans ("term B-1 loans") outstanding under its senior secured credit facility originally due October 26, 2014, and (2) $642 million of its 9.75% senior unsecured cash-pay notes and $742 million of its senior unsecured paid-in-kind ("PIK") toggle notes each originally due November 1, 2015. As a result of these debt refinancing transactions, the Company extended the maturity date of $2.8 billion of its debt by an additional three to six years.
Long-term debt consists of the following:

In millions	September 30, 2013	September 30, 2012
Variable rate senior secured term B-1 loans due October 26, 2014	$—	$1,434
9.75% senior unsecured cash pay notes due November 1, 2015	58	700
10.125%/10.875% senior unsecured PIK toggle notes due November 1, 2015	92	834
Variable rate senior secured term B-3 loans due October 26, 2017	2,127	2,152
Variable rate senior secured term B-4 loans due October 26, 2017	1	—
Variable rate senior secured term B-5 loans due March 31, 2018	1,141	—
7% senior secured notes due April 1, 2019	1,009	1,009
9% senior secured notes due April 1, 2019	290	—
10.50% senior secured notes due March 1, 2021	1,384	—
Unaccreted discount	(16)	(8)
	6,086	6,121
Debt maturing within one year	(35)	(37)
Long-term debt	$6,051	$6,084

On October 29, 2012, Avaya Inc. completed an amendment and restatement of the senior secured credit facility and senior secured multi-currency asset-based revolving credit facility along with the extension of the maturity date of $135 million aggregate principal amount of term B-1 loans from October 26, 2014 to October 26, 2017 by converting such loans into a new tranche of senior secured term B-4 loans ("term B-4 loans"). On December 21, 2012 Avaya Inc. completed an amendment and restatement of the senior secured credit facility along with the extension of the maturity date of $713 million aggregate principal amount of term B-1 loans from October 26, 2014 to October 26, 2017 and $134 million aggregate principal amount of term B-4 loans from October 26, 2017 to March 31, 2018 in each case by converting such loans into a new tranche of senior secured term B-5 loans ("term B-5 loans"). On December 21, 2012 Avaya Inc. issued $290 million of 9% senior secured notes due April 2019, the proceeds of which were used to repay $284 million principal amount of term B-5 loans and to pay related fees and expenses.
On March 7, 2013, Avaya Inc. completed an exchange offer in which $642 million of the 9.75% senior unsecured cash-pay notes and $742 million of the 10.125%/10.875% senior unsecured PIK toggle notes each originally due November 1, 2015 were exchanged for $1,384 million of 10.50% senior secured notes due March 1, 2021. In addition, on March 12, 2013, Avaya Inc. refinanced the remaining term B-1 loans due October 26, 2014, with the cash proceeds from the issuance of $589 million aggregate principal amount of term B-5 loans due October 26, 2017 under its senior secured credit facility.
In connection with the amendments and restatements of the senior secured credit facility necessary to effectuate the transactions described above, the applicable interest rate for the portion of the term B-1 loans that were converted into term B-4 loans and term B-5 loans was also changed. The weighted average interest rate of the Company's outstanding debt as of September 30, 2013 and 2012 was 7.4% and 6.1%, respectively excluding the impact of the interest rate swaps described in Note 10, "Derivatives and Other Financial Instruments" to our audited Consolidated Financial Statements. The Company incurred $49 million in debt issuance and debt modification costs in connection with the debt refinancing transactions during fiscal 2013, of which $18 million was expensed as incurred and included in Other Expense, net and $31 million was deferred and is being amortized over the term of the related debt.

Annual maturities of debt, based on our debt profile as of September 30, 2013 and 2012, for the next five years ending September 30th and thereafter consist of:

In millions	September 30, 2013	September 30, 2012 *
2014	$38	$38
2015	53	1,442
2016	174	1,542
2017	38	23
2018	3,116	2,037
2019 and thereafter	2,683	1,009
Total	$6,102	$6,091
* The September 30, 2012 debt profile as presented above excludes $38 million of scheduled payments made during fiscal 2013.
Both the 9% senior secured notes and the 10.50% senior secured notes have not been, and will not be, registered under the Securities Act or applicable state securities laws and may not be offered or sold absent registration under the Securities Act or applicable state securities laws or applicable exemptions from registration requirements.
See Note 9, "Financing Arrangements" to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional details regarding our financing arrangements.
Acquisition of RADVISION Ltd.
On June 5, 2012, Avaya acquired Radvision, a global provider of videoconferencing and telepresence technologies over IP and wireless networks for $230 million in cash.
The integrated Avaya and Radvision technology portfolios provides customers a highly integrated and interoperable suite of cost-effective, easy to use, high-definition video collaboration products, with the ability to interoperate with multiple mobile devices including Apple iPad and Google Android. We are integrating Radvision’s enterprise video infrastructure and high value endpoints with Avaya’s award winning Avaya Aura® Unified Communications platform to create a compelling and differentiated product designed to accelerate the adoption of video collaboration. Radvision brings to Avaya a portfolio which includes a full range of videoconferencing products, technologies and expertise serving large enterprises, small businesses, and service providers. It includes standards-based applications, open infrastructure and endpoints for ad-hoc and scheduled videoconferencing with room-based systems, desktop, and mobile consumer devices. Radvision has enabled Avaya to provide a Cloud offering through hosted products by service providers. The integrated Avaya and Radvision portfolios will extend intra-company business to business and business to consumer video communications, and also support internal “Bring Your Own Device” initiatives. See discussion in Note 4, "Business Combinations" to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details.
Financial Operations Overview
The following describes certain components of our statement of operations and considerations impacting those results.
Revenue. We derive our revenue primarily from the sale and service of business collaboration and communications systems and applications. Our product revenue includes the sale of unified communications, contact center, midmarket enterprise communications, video and data networking products. Product revenue accounted for 50%, 52% and 54% of our total revenue for fiscal 2013, 2012 and 2011, respectively. Our services revenue includes product maintenance and support, professional services, including design and integration, and Cloud and managed services.
We employ a flexible go-to-market strategy with direct and indirect presence in over 160 countries and as of September 30, 2013, we had approximately 10,900 channel partners. For fiscal 2013, 2012 and 2011 our product revenue from indirect sales represented approximately 76%, 75% and 76% of our total product revenue, respectively. Our revenue outside the United States represented 46% of our total revenue for each of fiscal 2013, 2012 and 2011, respectively.
Because we sell our products to end-users in a wide range of industries and geographies, demand for our products is generally driven more by the level of general economic activity than by conditions in one particular industry or geographic region.
Cost of Revenue. Cost of product revenue consists primarily of hardware costs, royalties and license fees for third-party software included in our systems, personnel and related overhead costs of operation including but not limited to current engineering, freight, warranty costs, amortization of acquired technology intangible assets and provisions for excess inventory. We outsource substantially all of our manufacturing operations to several EMS providers. Our EMS providers produce the vast majority of our products in facilities located in southern China, with other products produced in facilities located in Israel,

Mexico, Malaysia, Taiwan, Germany, Ireland and the U.S. The majority of these costs vary with the unit volumes of product sold. We expect over time to increase the software content of our products, decrease our product costs and improve product gross profits. Cost of services revenue consists of salaries and related overhead costs of personnel engaged in support and services. As we continue to realize the benefit of cost saving initiatives, which include productivity improvements from automation of customer service, reducing the workforce and relocating positions to lower cost geographies, we expect our cost of services revenue will decrease as a percentage of services revenue.
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
Goodwill Impairment. The Company tests goodwill for impairment at the reporting unit level annually each September 30th and more frequently if events occur or circumstances change that indicate that the fair value of a reporting unit may be below its carrying value. If the fair value of a reporting unit is below its carrying value, the implied fair value of the reporting unit is compared to the carrying value of that goodwill and a loss is recognized to the extent the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill.
Restructuring and Impairment Charges, net. In response to the global economic climate, the acquisitions of NES and Radvision and the Company’s commitment to control costs, the Company implemented initiatives designed to streamline the operations of the Company and generate cost savings. The Company exited and consolidated facilities and terminated or relocated certain job functions. The expenses associated with these actions are reflected in our operating results. As the Company continues to evaluate and identify additional operational synergies, additional cost saving opportunities may be identified and future restructuring charges may be incurred.
Interest Expense. Interest expense consists primarily of interest on indebtedness under our credit facilities and our notes. Interest expense also includes the amortization of deferred financing costs, the amortization of debt discount (including amortization of debt discount associated with our incremental B-2 term loans that were refinanced in February 2011), and the expense associated with interest rate derivative instruments we use to minimize our exposure to variable rate interest payments associated with our debt. We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure. If market conditions are favorable, we may refinance existing debt or issue additional debt securities.
Loss on Extinguishment of Debt. The Company has completed a series of transactions to extend the maturity dates of certain debt. Under accounting principles generally accepted in the United States of America ("GAAP"), the Company was required to account for certain of these transactions as an extinguishment of debt. A loss representing the difference between the reacquisition price of the original debt (including consent fees paid by Avaya to the holders of the original debt that consented to the transaction) and the carrying value of the old debt (including unamortized debt discount and debt issue costs) was recognized. See Note 9, “Financing Arrangements,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details.

Other (Expense) Income, net. Other (expense) income, net consists primarily of gains and losses on foreign currency transactions and forward contracts, third party fees incurred in connection with certain debt modifications and the Company's registration statement, interest income, and other gains and losses that are not considered part of the Company's ongoing major or central operations.
Income Taxes. Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Our effective income tax rate differs from the U.S. federal tax rate primarily due to (1) the effect of taxable income in certain non-U.S. jurisdictions, (2) changes in the valuation allowance established against the Company's deferred tax assets, (3) recognition of income tax benefit in the Consolidated Statement of Operations associated with tax charges on net gains/losses in other comprehensive income, particularly as it relates to pension and post-employment benefits and interest rate swaps, and (4) changes in estimates of uncertain tax positions. As of September 30, 2012, the Company changed its indefinite reinvestment of undistributed foreign earnings assertion with respect to its non-U.S. subsidiaries. As a result the Company recorded income tax expense of $17 million and $2 million in fiscal 2012 and 2013, respectively, relating to non-U.S. taxes.
Selected Segment Information
The Company conducts its business operations in three segments. Two of those segments, Global Communications Solutions ("GCS") and Avaya Networking ("Networking"), make up Avaya's Enterprise Collaboration Solutions ("ECS") product portfolio. The third segment contains the Company’s services portfolio and is called Avaya Global Services ("AGS").
In GCS, we deliver business collaboration and communications products primarily for IT infrastructure, unified communications, and contact centers. Our infrastructure and UC application products are designed to promote collaboration, innovation, productivity and real-time decision-making by providing business users a highly intuitive and personalized user experience that enables them to collaborate seamlessly across various modes of communication, including voice, video, email, instant messaging, text messaging, web conferencing, voicemail and social networking. Our contact center applications are highly reliable, scalable communications-centric applications suites designed to optimize customer service.
Our Networking segment provides a broad range of internet protocol networking infrastructure products including ethernet switches, routers and Virtual Private Network or VPN appliances, wireless networking routers, access control products, unified management products and end-to-end virtualization strategies and architectures.
Through our AGS segment we help our customers evaluate, plan, design, implement, support, manage and optimize their enterprise communications networks to help them achieve enhanced enhanced business results. Our award-winning service portfolio includes product support, integration and professional and Cloud and managed services that enable customers to optimize and manage their converged communications networks worldwide.

Financial Results Summary
The following table sets forth for fiscal 2013, 2012 and 2011, our results of operations as reported in our audited Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) located elsewhere in this Annual Report on Form 10-K.

	Fiscal years ended September 30,
In millions	2013	2012	2011
STATEMENT OF OPERATIONS DATA:
REVENUE
Products	$2,337	$2,672	$2,976
Services	2,371	2,499	2,571
	4,708	5,171	5,547
COSTS
Products:
Costs (exclusive of amortization of acquired technology intangible assets)	963	1,145	1,314
Amortization of acquired technology intangible assets	63	192	257
Services	1,122	1,248	1,344
	2,148	2,585	2,915
GROSS PROFIT	2,560	2,586	2,632
OPERATING EXPENSES
Selling, general and administrative	1,520	1,630	1,845
Research and development	445	464	461
Amortization of intangible assets	227	226	226
Goodwill impairment	89	—	—
Restructuring and impairment charges, net	200	147	189
Acquisition-related costs	1	4	5
	2,482	2,471	2,726
OPERATING INCOME (LOSS)	78	115	(94)
Interest expense	(467)	(431)	(460)
Loss on extinguishment of debt	(6)	—	(246)
Other (expense) income, net	(14)	(20)	5
LOSS BEFORE INCOME TAXES	(409)	(336)	(795)
Benefit from (provision for) income taxes	45	(8)	(68)
NET LOSS	$(364)	$(344)	$(863)
Summary of the Fiscal Year Ended September 30, 2013 versus 2012
Our fiscal 2013 revenue decreased 9% as compared to fiscal 2012, primarily as a result of lower customer spending on unified communication, contact center and networking products in a cautious economic environment. These factors impacting our product revenues also contributed to lower maintenance and professional services revenue. Further, the reduction in spending by government customers in the U.S. as result of sequestration and budget cuts also negatively impacted our product and services revenues.
During fiscal 2013, we experienced lower sales of our unified communications products, particularly gateways and legacy NES phones and platforms. We believe these declines are primarily attributable to customers choosing not to upgrade their systems in a cautious economic environment. The decline in gateway sales may be in part impacted by better utilization of SIP technology, which enables our customers to run their communications networks more efficiently. We believe the decrease in our product revenues may also be due in part to a growing market trend around Cloud consumption preferences with more customers exploring OpEx models as opposed to CapEx models for procuring technology. Increasingly, to help manage costs and efficiencies, CIOs are exploring a shift to OpEx models, where they pay a fee for business collaboration and communications services but the underlying solutions, infrastructure and headcount are owned and managed by the vendor, as opposed to CapEx models that require them to invest in and own the solutions, infrastructure and headcount. We believe the market trend toward OpEx models will continue as customers seek ways of reducing their overhead and other costs
The Company continues to identify opportunities to streamline its operations and generate cost savings which includes consolidating and exiting facilities and eliminating employee positions. During fiscal 2013, the Company incurred restructuring charges of $200 million, which includes actions to eliminate employee positions primarily in EMEA and the U.S. and the future rental payments related to operating lease obligations associated with the unused space of our Frankfurt, Germany facility and certain other facilities. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future, the costs of which could be material.
Operating income for fiscal 2013 was $78 million as compared to operating income of $115 million for fiscal 2012, a decrease of $37 million. In addition to the changes in our revenues discussed above, our fiscal 2013 operating results compared to our fiscal 2012 results reflect, among other things:

•	a 1% decrease in gross profit primarily as a result of decreased revenues, while gross margin increased to 54.4% in fiscal 2013 as compared to 50.0% in fiscal 2012;

•	the impact of a goodwill impairment charge of $89 million relating to our IT professional services, or ITPS, reporting unit;

•	additional depreciation charges as the Company continues to consolidate and vacate under-utilized facilities; and

•	a $10 million charge recognized in the third quarter of fiscal 2013 based on the resolution of certain legal matters.
These decreases were partially offset by the continued benefit from cost savings initiatives.
Operating income includes non-cash depreciation and amortization of $454 million and $564 million, goodwill impairment of $89 million and $0 million and share-based compensation of $11 million and $8 million for fiscal 2013 and 2012, respectively.
Net loss for fiscal 2013 and 2012 was $364 million and $344 million, respectively. The increase in our net loss is primarily attributable to the decrease in operating income as described above, higher interest expense and costs incurred in connection with the modifications to certain credit facilities, partially offset by the impact of income taxes and higher foreign currency transaction gains for fiscal 2013 as compared to fiscal 2012.
Summary of the Fiscal Year Ended September 30, 2012 versus 2011
Our fiscal 2012 revenue decreased 7% as compared to fiscal 2011, primarily as a result of lower IT infrastructure spending and investment levels by our end customers, quality issues on certain product/solution integration transitions primarily in the second quarter of fiscal 2012, as well as the unfavorable impact of foreign currency. Incremental revenue from the Radvision business for the period June 5, 2012 through September 30, 2012 was $31 million.
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
In addition to the changes in our revenues discussed above, our fiscal 2012 operating results compared to our fiscal 2011 results reflect, among other things:

•	a 2% decrease in gross profit primarily as a result of decreased revenues, while gross margin increased to 50.0% in fiscal 2012 as compared to 47.4% in fiscal 2011;

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
Deferred Tax Assets
Our deferred tax assets are primarily a result of deductible temporary differences related to net operating loss (“NOL”) carryforwards, benefit obligations, tax credit carryforwards, and other accruals which are available to reduce taxable income in future periods. As of September 30, 2013, the Company had tax-effected NOL carryforwards of $1,101 million, comprised of

$556 million for U.S. federal, state and local taxes and $545 million for foreign taxes including $197 million, $283 million and $29 million, in Germany, Luxembourg and France, respectively. U.S. federal and state NOL carryforwards expire through the year 2031, with the majority expiring in excess of 10 years. The majority of foreign NOL carryforwards have no expiration. Additionally, the Company has various other tax credit carryforwards totaling $83 million. Of this total, $21 million expire within five years, $25 million expire between five and 15 years, $20 million expire in excess of 15 years, and the remaining have no expiration.
The Internal Revenue Code contains certain provisions which may limit the use of U.S. federal net operating losses and U.S. federal tax credits upon a change in ownership (determined under very broad and complex direct and indirect ownership rules) in the Company within a three-year testing period. As a result of the Merger in October 2007, a significant change in the ownership of the Company occurred that limits, on an annual basis, the Company's ability to utilize its pre-Merger U.S. federal NOLs and U.S. federal tax credits. The Company's NOLs and tax credits will continue to be available to offset taxable income and tax liabilities (until such NOLs and tax credits are either used or expire) subject to the annual limitation. If the annual limitation amount is not fully utilized in a particular tax year, then the unused portion from that particular tax year will be added to the annual limitation in subsequent years. On June 9, 2011, Parent filed with the SEC a registration statement on Form S-1 (as amended from time to time) relating to a proposed initial public offering of its common stock. We do not believe that this share issuance will itself, or when aggregated with other prior shareholder ownership changes during the applicable testing period, cause an ownership change that would further limit, on an annual basis, our ability to utilize our current U.S. federal net operating losses and U.S. federal tax credits.
In fiscal 2008 and 2009, we recognized significant impairments of our intangible assets and goodwill which contributed to a significant book taxable loss in the U.S. We also incurred and expect to continue to incur significant interest expense related to our debt and amortization and depreciation expense associated with the step-up in basis of our assets in purchase accounting associated with the Merger and the acquisition of NES. As a result of continuing pre-tax losses incurred subsequent to the Merger, as of September 30, 2013, excluding the U.S. deferred tax liabilities on indefinite-lived intangible assets, our deferred tax assets exceed our deferred tax liabilities in the U.S. and we are in a three-year cumulative book taxable loss position in the U.S.
In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considered the scheduled reversal of deferred tax assets and liabilities, projected future taxable income, and certain tax planning strategies in making this assessment. Based on this assessment in fiscal 2013 the Company determined that it is more likely than not that the deferred tax assets in certain significant jurisdictions, including the U.S., Canada, Ireland, Germany, Luxembourg, Spain and France, will not be realized to the extent they exceed the scheduled reversal of deferred tax liabilities. The recognition of valuation allowances will continue to adversely affect our effective income tax rate.
At September 30, 2013, the valuation allowance of $1,600 million is comprised of $971 million relating to U.S. deferred tax assets and $629 million relating to foreign deferred tax assets for which $296 million, $282 million, and $29 million relates to our German, Luxembourg and French subsidiaries, respectively. In fiscal 2013, the Company recorded an increase of $77 million to its valuation allowance. The increase in the valuation allowance is comprised of a $94 million change to net deferred tax assets primarily related to other changes in other comprehensive income offset by a $17 million benefit included in the provision for income taxes.
Results of Operations
Fiscal Year Ended September 30, 2013 Compared with Fiscal Year Ended September 30, 2012
Revenue
Our revenue for fiscal 2013 and 2012 was $4,708 million and $5,171 million, respectively, a decrease of $463 million or 9%. Revenue from the Radvision business for fiscal 2013 was $80 million and for the period June 5, 2012 through September 30, 2012 was $31 million.

The following table sets forth a comparison of revenue by portfolio:

	Fiscal years ended September 30,
			Percentage of Total Revenue		Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact
Dollars in millions	2013	2012	2013	2012
GCS	$2,096	$2,390	45%	46%	(12)%	(12)%
Purchase accounting adjustments	(1)	(2)	—%	—%	(1)	(1)
Networking	242	284	5%	6%	(15)%	(15)%
Total product revenue	2,337	2,672	50%	52%	(13)%	(13)%
AGS	2,371	2,499	50%	48%	(5)%	(5)%
Total revenue	$4,708	$5,171	100%	100%	(9)%	(9)%

(1)	Not meaningful
GCS revenue for fiscal 2013 and 2012 was $2,096 million and $2,390 million, respectively, a decrease of $294 million or 12%. The decrease in GCS revenue was primarily the result of lower customer spend on unified communications and contact center products in a cautious economic environment as discussed above. These decreases were partially offset by the incremental revenue from the Radvision business for fiscal 2013 as compared to the period June 5, 2012 through September 30, 2012.
Networking revenue for fiscal 2013 and 2012 was $242 million and $284 million, respectively, a decrease of $42 million or 15%. The decrease in Networking revenue is primarily a result of lower customer spend in a cautious economic environment.
AGS revenue for fiscal 2013 and 2012 was $2,371 million and $2,499 million, respectively, a decrease of $128 million or 5%. The decrease in AGS revenue was primarily due to lower maintenance and professional services revenues as a result of lower product sales particularly in the U.S. and lower ITPS revenues associated with our U.S. government customers. These decreases were partially offset by an increase in revenues from Cloud and managed services performed under contracts entered into in prior periods.
The following table sets forth a comparison of revenue by location:

	Fiscal years ended September 30,
			Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Dollars in millions	2013	2012	2013	2012
U.S.	$2,560	$2,786	54%	54%	(8)%	(8)%
International:
EMEA	1,239	1,349	26%	26%	(8)%	(8)%
APAC—Asia Pacific	457	497	10%	10%	(8)%	(7)%
Americas International—Canada and Latin America	452	539	10%	10%	(16)%	(14)%
Total International	2,148	2,385	46%	46%	(10)%	(9)%
Total revenue	$4,708	$5,171	100%	100%	(9)%	(9)%
Revenue in the U.S. for fiscal 2013 and 2012 was $2,560 million and $2,786 million, respectively, a decrease of $226 million or 8%. The decrease in U.S. revenue was primarily attributable to lower sales associated with our unified communications and contact center products, which contributed to lower revenues from maintenance and professional services, particularly with ITPS revenues associated with our U.S. Government customers. Revenue in EMEA for fiscal 2013 and 2012 was $1,239 million and $1,349 million, respectively, a decrease of $110 million or 8%. The decrease in EMEA revenue was primarily attributable to lower sales associated with our unified communications products and to lesser extent lower sales associated with our contact center and networking products, partially offset by the incremental revenues from the Radvision business. Revenue in APAC for fiscal 2013 and 2012 was $457 million and $497 million, respectively, a decrease of $40 million or 8%. The decrease in APAC revenue is primarily attributable to lower revenues associated with our unified communications and network products and professional services, partially offset by an increase in maintenance services. Revenue in Americas International was $452 million and $539 million for fiscal 2013 and 2012, respectively, a decrease of $87 million or 16%. The decrease in Americas International revenue was particularly attributable to Canada and Brazil and was associated primarily with our unified communications and contact center products, as well as an unfavorable impact of foreign currency.

We sell our products both directly and through an indirect sales channel. The following table sets forth a comparison of revenue from sales of products by channel:

	Fiscal years ended September 30,
			Percentage of ECS Product Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Dollars in millions	2013	2012	2013	2012
Direct	$551	$662	24%	25%	(17)%	(17)%
Indirect	1,786	2,010	76%	75%	(11)%	(11)%
Total ECS product revenue	$2,337	$2,672	100%	100%	(13)%	(13)%
Gross Profit
The following table sets forth a comparison of gross profit by segment:

	Fiscal years ended September 30,
	Gross Profit		Gross Margin
Dollars in millions	2013	2012	2013	2012	Change
GCS	$1,276	$1,387	60.9%	58.0%	$(111)	(8)%
Networking	101	115	41.7%	40.5%	(14)	(12)%
ECS	1,377	1,502	58.9%	56.2%	(125)	(8)%
AGS	1,250	1,224	52.7%	49.0%	26	2%
Unallocated amounts	(67)	(140)	(1)	(1)	73	(1)
Total	$2,560	$2,586	54.4%	50.0%	$(26)	(1)%

(1)	Not meaningful
Gross profit for fiscal 2013 and 2012 was $2,560 million and $2,586 million, respectively, a decrease of $26 million or 1%. The decrease is primarily attributable to a decrease in sales volume and lower pricing as a result of increasing competition in the marketplace partially offset by the success of our gross margin improvement initiatives, the impact of lower amortization of acquired technology intangible assets, and a $5 million benefit associated with our release of a contingent liability reserve related to a labor matter in EMEA following the receipt of a favorable court ruling. Our gross margin improvement initiatives included exiting facilities, reducing the workforce, relocating positions to lower-cost geographies, productivity improvements, and obtaining better pricing from our contract manufacturers and transportation vendors. As a result of the above initiatives, gross margin increased to 54.4% for fiscal 2013 from 50.0% for fiscal 2012.
GCS gross profit for fiscal 2013 and 2012 was $1,276 million and $1,387 million, respectively, a decrease of $111 million or 8%. The decrease in GCS gross profit is primarily due to the decrease in sales volume and lower pricing as a result of increasing competition in the marketplace partially offset by the success of our gross margin improvement initiatives discussed above. As a result of the above factors, GCS gross margin increased to 60.9% for fiscal 2013 compared to 58.0% for fiscal 2012.
Networking gross profit for fiscal 2013 and 2012 was $101 million and $115 million, respectively, a decrease of $14 million or 12%. Networking gross margin increased to 41.7% for fiscal 2013 from 40.5% for fiscal 2012. The decrease in Networking gross profit is primarily due to lower revenues, while the increase in gross margin was as a result of the success of our gross margin improvement initiatives partially offset by lower revenues which did not allow us to leverage our fixed costs.
AGS gross profit for fiscal 2013 and 2012 was $1,250 million and $1,224 million, respectively, an increase of $26 million or 2%. The increase is primarily due to the continued benefit from our gross margin improvement initiatives discussed above, and a $5 million benefit associated with the release of a contingent liability related to a labor matter in EMEA as a result of a favorable court ruling. We have redesigned the Avaya support website and continue to transition our customers from an agent-based support model to a self-service/web-based support model. These improvements have allowed us to reduce our workforce and relocate positions to lower-cost geographies. The increase in AGS gross profit was partially offset by a decrease in services revenue. As a result of the above initiatives, AGS gross margin increased to 52.7% for fiscal 2013 compared to 49.0% for fiscal 2012.
Unallocated amounts for fiscal 2013 and 2012 include the effect of the amortization of acquired technology intangibles and costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level. The decrease in unallocated costs is primarily due to the impact of lower amortization associated with acquired technology intangible assets acquired prior to fiscal 2012.

Operating Expenses

	Fiscal years ended September 30,
			Percentage of Revenue
Dollars in millions	2013	2012	2013	2012	Change
Selling, general and administrative	$1,520	$1,630	32.3%	31.5%	$(110)	(7)%
Research and development	445	464	9.5%	9.0%	(19)	(4)%
Amortization of intangible assets	227	226	4.8%	4.4%	1	—%
Goodwill impairment	89	—	1.9%	—%	89	—%
Restructuring and impairment charges, net	200	147	4.2%	2.8%	53	36%
Acquisition-related costs	1	4	—%	0.1%	(3)	(75)%
Total operating expenses	$2,482	$2,471	52.7%	47.8%	$11	—%
SG&A expenses for fiscal 2013 and 2012 were $1,520 million and $1,630 million, respectively, a decrease of $110 million. The decrease was primarily due to lower expenses as a result of our cost savings initiatives, lower selling expenses and a $3 million benefit associated with our release of a contingent liability reserve related to a labor matter in EMEA following the receipt of a favorable court ruling. Our cost savings initiatives included exiting and consolidating facilities, reducing workforce and relocating positions to lower-cost geographies. These decreases were partially offset by the incremental expenses associated with the Radvision business for the full twelve months ended September 30, 2013 versus the period June 5, 2012 through September 30, 2012, $21 million of additional depreciation expense related to the change in the estimates of the salvage value and useful life of one of the Company's U.S. facilities and a $10 million charge recognized in the third quarter of fiscal 2013 based on the resolution of certain legal matters.
R&D expenses for fiscal 2013 and 2012 were $445 million and $464 million, respectively, a decrease of $19 million. The decrease in R&D expense was primarily due to lower expenses associated with our cost savings initiatives discussed above partially offset by the incremental expenses associated with the Radvision business. Although the Company has identified opportunities to streamline its R&D functions, it continues to focus on product development and innovation. During fiscal 2013 and 2012 the Company introduced 101 and 57 new products, respectively. Capitalized software development costs for fiscal 2013 and 2012 were $14 million and $35 million, respectively, a decrease of $21 million.
Amortization of intangible assets for fiscal 2013 and 2012 was $227 million and $226 million, respectively.
Goodwill impairment associated with our ITPS reporting unit for fiscal 2013 was $89 million. The ITPS reporting unit provides specialized information technology services exclusively to U.S. government customers and experienced a decline in revenues as compared to previous periods and, as of March 31, 2013, a reduction in its forecasts for the remainder of fiscal 2013. The reporting unit was impacted by reduced government spending in anticipation of sequestration and general budget cuts. Additionally, there was much uncertainty regarding how sequestration cuts would be implemented and the impact they will have on contractors supporting the government. As a result of these events, the Company determined that an interim impairment test of the reporting unit's goodwill should be performed.
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
The Company tested goodwill for impairment at September 30, 2013 and 2012 and determined that no impairment existed.
Restructuring and impairment charges, net, for fiscal 2013 and 2012 were $200 million and $147 million, respectively, an increase of $53 million. The Company continued to identify opportunities to streamline its operations and generate cost savings which included consolidating and exiting facilities and eliminating employee positions. Restructuring charges recorded during fiscal 2013 include employee separation costs of $139 million and lease obligations of $61 million. These costs primarily include the payments associated with employee severance actions in EMEA and the U.S. and lease obligations associated with the vacated portion of a facility in Frankfurt, Germany, and facilities in the United Kingdom and the U.S. The severance actions in EMEA provided for the elimination of 234 positions and resulted in a charge of $48 million. The separation charges include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. Enhanced severance plans were offered to certain management employees in the U.S. in the first and third quarters of fiscal 2013 and resulted in the elimination of 196 and 447 positions and restructuring charges of $9 million and $20 million, respectively. Restructuring charges recorded during fiscal 2012 include employee separation costs of $123 million and lease obligations of $19 million. Employee separation costs for the period include $70 million associated with a plan presented to the works council on February 13, 2012 representing employees of certain of the Company's German subsidiaries to eliminate 327 positions. In addition to the restructuring charges related to Germany, the Company had employee separation costs in the U.S., Canada, and EMEA, excluding Germany. Costs related to lease obligations include facilities partially or totally vacated during the period primarily located in the United Kingdom and the U.S. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future, the costs of which could be material.
During fiscal 2012, the Company initiated a plan to dispose of a Company owned facility in Germany and relocate to a new facility. Accordingly, the Company wrote the value of this asset down to its net realizable value and had reclassified this asset to held for sale. Included in restructuring and impairment charges, net is an impairment of $5 million for fiscal 2012. During the first quarter of fiscal 2013, the Company sold this facility.
Acquisition-related costs for fiscal 2013 were $1 million and include third-party legal and other costs related to business acquisitions in fiscal 2013. Acquisition-related costs for fiscal 2012 were $4 million and include third-party legal and other costs related to business acquisitions in fiscal 2012.
Operating Income
Fiscal 2013 operating income was $78 million compared to operating income of $115 million for fiscal 2012.
Operating income for fiscal 2013 and 2012 includes non-cash expenses for depreciation and amortization of $454 million and $564 million, goodwill impairment of $89 million and $0 and share-based compensation of $11 million and $8 million, respectively.
Interest Expense
Interest expense for fiscal 2013 and 2012 was $467 million and $431 million, respectively, which includes non-cash interest expense of $21 million and $22 million, respectively. Non-cash interest expense for each period includes amortization of debt issuance costs and accretion of debt discount. Cash interest expense for fiscal 2013 compared to fiscal 2012 increased as a result of certain debt refinancing transactions partially offset by a decrease in interest expense as a result of the expiration of certain unfavorable interest rate swap contracts.
During fiscal 2013, the Company completed a series of transactions which allowed the Company to refinance term loans under its senior secured credit facilities that originally matured October 26, 2014 and substantially all of its senior unsecured notes that were scheduled to mature on November 1, 2015. As a result of these transactions and the resulting extension of the maturity of a large portion of our indebtedness, the Company extended the maturity date of $2.8 billion of its debt by an additional three to six years, although the interest rates associated with the refinanced portion of the Company's debt increased. See Note 9, "Financing Arrangements" to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Loss on Extinguishment of Debt
In connection with (1) the issuance of our 9% senior secured notes and the payment of $284 million of our term B-5 loans and (2) the refinancing of $584 million of outstanding term B-1 loans, we recognized a loss on extinguishment of debt for fiscal 2013 of $6 million. The loss represents the difference between the reacquisition price and the carrying value (including unamortized discount and debt issue costs) of the debt. See Note 9, "Financing Arrangements" to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Other (Expense) Income, Net
Other expense, net, for fiscal 2013 was $14 million as compared to other expense, net of $20 million for fiscal 2012. During fiscal 2013, other expense, net, includes third party fees incurred in connection with debt modifications of $18 million, partially offset by net gains on foreign currency transactions of $5 million. Also included in other expense, net for fiscal 2013 is a $1 million translation loss recognized in connection with the devaluation of the bolivar by the Venezuela government in February 2013. During fiscal 2012, other expense, net, was primarily related to net foreign currency transaction losses of $21 million.
Benefit from (Provision for) Income Taxes
For fiscal 2013 the benefit from income taxes was $45 million as compared to the provision for income taxes of $8 million for fiscal 2012.
The effective rate for fiscal 2013 differs from the statutory U.S. federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss in the Consolidated Statements of Operations, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) $17 million of income tax benefit recognized upon the expiration of certain interest rate swaps, and (4) the recognition of a $109 million benefit as a result of net gains in other comprehensive income.
During fiscal 2013, the Company recognized $17 million of income tax benefit related to the elimination of the tax effect of certain interest rate swaps in other comprehensive income. The tax effect of such interest rate swaps was recognized in other comprehensive income prior to the establishment of a valuation allowance against the Company's U.S. net deferred tax assets and was eliminated following the expiration of the final interest rate swap upon which the tax effect was established.
During fiscal 2013, the Company recorded a tax charge of $109 million to other comprehensive income primarily relating to pension benefits. The charge to other comprehensive income resulted in an income tax benefit in the Consolidated Statements of Operations.
The effective income tax rate for fiscal 2012 differs from the U.S. federal tax rate primarily due to (1) the effect of taxable income in certain non-U.S. jurisdictions, (2) the valuation allowance established against the Company's deferred tax assets, (3) recognition of a $62 million benefit as a result of net gains in other comprehensive income, (4) $17 million of income tax expense related to undistributed foreign earnings, and (5) $9 million of income tax benefit related to the correction of prior year deferred tax assets and liabilities for certain non-U.S. legal entities.
In fiscal 2012, the Company recorded a tax charge of $62 million to other comprehensive income primarily relating to post-employment benefits. The charge to other comprehensive income resulted in the recording of a $56 million federal and a $6 million state income tax benefit in the Consolidated Statement of Operations.
As of September 30, 2012, the Company changed its indefinite reinvestment of undistributed foreign earnings assertion with respect to its non-U.S. subsidiaries. As a result the Company recorded income tax expense of $17 million in fiscal 2012 relating to non-U.S. taxes.
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
GCS revenue for fiscal 2012 and 2011 was $2,390 million and $2,675 million, respectively, a decrease of $285 million or 11%. The decrease in GCS revenue was driven by lower IT infrastructure spend by our end customers, limited quality issues on product/solution integration transitions, pricing pressures and an unfavorable impact of foreign currency, particularly in EMEA. The Company continues to make progress addressing the limited quality issues in its infrastructure products product portfolio through patches issued to end-users and applied to inventories held by our contract manufacturers.

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
Revenue in the U.S. for fiscal 2012 and 2011 was $2,786 million and $2,998 million, respectively, a decrease of $212 million or 7%. The decrease in U.S. revenue was primarily due to lower revenues associated with our infrastructure products portfolio, maintenance services particularly in the government sector, and networking products, partially offset by higher sales associated with contact center applications and professional services.  Revenue in EMEA for fiscal 2012 and 2011 was $1,349 million and $1,488 million, respectively, a decrease of $139 million or 9%. The decrease in EMEA revenues was primarily due to lower revenues associated with our infrastructure products portfolio, German rental base and maintenance services associated with our infrastructure products portfolio, as well as an unfavorable impact of foreign currency, partially offset by an increase in sales of our new networking product offerings. Revenue in APAC for fiscal 2012 and 2011 was $497 million and $515 million, respectively, a decrease of $18 million. The decrease in APAC revenue is primarily attributable to lower revenues associated with our infrastructure products portfolio, partially offset by higher maintenance services and professional services. Revenue in Americas International was $539 million and $546 million for fiscal 2012 and 2011, respectively, a decrease of $7 million or 1%. The decrease in Americas International revenue was primarily due to lower revenues associated with our infrastructure products and contact center portfolios and an unfavorable impact of foreign currency, partially offset by an increase in Networking revenues.
We sell our products both directly and through an indirect sales channel. The following table sets forth a comparison of revenue from sales of products by channel:

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
Gross profit for fiscal 2012 and 2011 was $2,586 million and $2,632 million, respectively. Gross profit decreased by $46 million or 2% and includes incremental gross profit from the Radvision business for the period June 5, 2012 through September 30, 2012 of $22 million. The decrease is attributable to decreased sales volumes, pricing pressures and an unfavorable impact of foreign currency. These decreases were partially offset by the success of our gross margin improvement initiatives as discussed below, the impact of lower amortization of acquired technology intangible assets, reductions in integration-related costs related to the acquisition of the NES business, a favorable change in our product mix as we had lower sales of lower margin products and lower costs associated with our employee incentive plans, which are driven by our actual financial results relative to established targets. Gross margin increased to 50.0% for fiscal 2012 from 47.4% for fiscal 2011. The increase in gross margin is primarily due to the success of our gross margin improvement initiatives as discussed above, the impact of lower amortization of acquired technology intangible assets, reductions in integration-related costs related to the acquisition of the NES business and lower costs associated with our employee incentive plans.
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
Amortization of intangible assets for fiscal 2012 and 2011 was $226 million.
Restructuring and impairment charges, net, for fiscal 2012 and 2011 were $147 million and $189 million, respectively, a decrease of $42 million. The Company continues to focus on controlling costs and, as a result, implemented additional initiatives designed to streamline its operations and generate cost savings. These initiatives include exiting facilities and reducing the workforce or relocating positions to lower cost geographies. Restructuring charges recorded during fiscal 2012 include employee separation costs of $123 million and lease obligations of $19 million. Employee separation costs for fiscal 2012 include $70 million associated with a plan presented to the works council on February 13, 2012 representing employees of certain of the Company’s German subsidiaries to eliminate 327 positions. The costs consist of severance and employment benefits payments and include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. In addition to the restructuring charges related to Germany, the company had employee separation costs in the US, Canada and EMEA, excluding Germany. Costs related to lease obligations include facilities partially or totally vacated during the period primarily located in the United Kingdom and the U.S. Restructuring charges recorded during fiscal 2011 include employee separation costs of $153 million and lease obligations of $36 million. Employee separation charges for this period include $56 million associated with an agreement reached with the Germany works council representing employees of certain of Avaya's German subsidiaries for the elimination of 210 employee positions. For fiscal 2011, lease obligations included in restructuring charges represent the remaining lease obligations associated with facilities partially or totally vacated during the period primarily in Ireland and the U.S. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future, the costs of which could be material.
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
Operating Income (Loss)
Operating income for fiscal 2012 was $115 million compared to an operating loss of $94 million for fiscal 2011.
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
Loss on Extinguishment of Debt
In connection with the issuance of our senior secured notes and the payment in full of our senior secured incremental term B-2 loans, we recognized a loss on extinguishment of debt for fiscal 2011 of $246 million. The loss represents the difference between the reacquisition price of the incremental term B-2 loans (including consent fees paid by Avaya to the holders of the incremental term B-2 loans that consented to the amendment and restatement of the senior secured credit facility of $1 million) and the carrying value of the incremental term B-2 loans (including unamortized debt discount and debt issue costs). See Note 9, “Financing Arrangements,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details on the issuance of our senior secured notes and repayment of our senior secured incremental term B-2 loans.
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
The effective income tax rate for fiscal 2012 differs from the U.S. federal tax rate primarily due to (1) the effect of taxable income in certain non-U.S. jurisdictions, (2) the valuation allowance established against the Company's deferred tax assets, (3) recognition of a $62 million benefit as a result of net gains in other comprehensive income, (4) $17 million of income tax expense related to undistributed foreign earnings, and (5) $9 million of income tax benefit related to the correction of prior year deferred tax assets and liabilities for certain non-U.S. legal entities.
In fiscal 2012, the Company recorded a tax charge of $62 million to other comprehensive income primarily relating to post-employment benefits. The charge to other comprehensive income resulted in the recording of a $56 million federal and a $6 million state income tax benefit in the Consolidated Statement of Operations. In fiscal 2011, the Company recorded a tax benefit to other comprehensive income. Therefore, there was no adjustment to the income tax provision in the Consolidated Statement of Operations.
As of September 30, 2012, the Company changed its indefinite reinvestment of undistributed foreign earnings assertion with respect to its non-U.S. subsidiaries. As a result the Company recorded income tax expense of $17 million in fiscal 2012 relating to non-U.S. taxes.
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
Liquidity and Capital Resources
We expect our existing cash balance, cash generated by operations and borrowings available under our credit facilities to be our primary sources of short-term liquidity. Based on our current level of operations, we believe these sources will be adequate to meet our liquidity needs for at least the next twelve months. Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. As part of our analysis, we have assessed the implications of the recent financial events on our current business and determined that these market conditions have not resulted in an inability to meet our obligations as they come due in the ordinary course of business and have not had a significant impact on our liquidity as of September 30, 2013. However, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facilities in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs.
Sources and Uses of Cash
The following table provides the condensed statements of cash flows for the periods indicated:

	Fiscal years ended September 30,
In millions	2013	2012	2011
Net cash (used for) provided by:
Net loss	$(364)	$(344)	$(863)
Adjustments to reconcile net loss to net cash used for operating activities	459	610	637
Changes in operating assets and liabilities	56	(222)	(74)
Operating activities	151	44	(300)
Investing activities	(113)	(271)	(101)
Financing activities	(79)	157	228
Effect of exchange rate changes on cash and cash equivalents	(8)	7	(6)
Net decrease in cash and cash equivalents	(49)	(63)	(179)
Cash and cash equivalents at beginning of year	337	400	579
Cash and cash equivalents at end of year	$288	$337	$400
Operating Activities
Cash provided by (used for) operations was $151 million, $44 million and $(300) million for fiscal 2013, 2012 and 2011 respectively. In fiscal 2011, cash used for operations included $291 million in payments associated with the refinancing of our incremental term B-2 loans. In connection with this refinancing the Company recognized a $241 million cash loss on the extinguishment of debt (excluding $5 million of non-cash charges for debt issuance costs) and paid $50 million of amortized discount.
Adjustments to reconcile net loss to net cash provided by (used for) operations for fiscal 2013, 2012 and 2011 were $459 million, $610 million and $637 million, and consisted of depreciation and amortization of $454 million, $564 million and $653 million, deferred income taxes of $(111) million, $(37) million and $(3) million, unrealized loss (gain) on foreign currency exchange of $(23) million, $29 million and $(38) million, non-cash interest expense of $21 million, $22 million and $41 million, third-party fees expensed in connection with debt modifications of $(18) million, $0 and $(9) million and share based compensation of $11 million, $8 million and $12 million, respectively. Adjustments to reconcile net loss to net cash provided by operating activities also include goodwill impairment of $89 million during fiscal 2013. In addition to these adjustments, as discussed above we paid $50 million of amortized discount in connection with the repayment of our incremental B-2 loans in fiscal 2011.
Cash used for changes in operating assets and liabilities for fiscal 2013, 2012 and 2011 were $56 million, $(222) million and $(74) million, respectively.
In fiscal 2013 changes in our operating assets and liabilities resulted in a net increase in cash and cash equivalents and was predominantly driven by improvements in the collection of receivables, increases in deferred revenues attributable to a number of annual prepaid maintenance contracts, the effects of non-cash business restructuring reserves net of cash payments against reserves established in prior years and a decrease in inventory levels. These increases in net cash and cash equivalents were partially offset by payments associated with our employee incentive programs and an decrease in accounts payable.
In fiscal 2012 changes in our operating assets and liabilities resulted in a net decrease in cash and cash equivalents and was predominantly driven by payments associated with our business restructuring reserves established in prior years, reductions in accounts payable and deferred revenue balances and payment of previously established employee payroll and benefit obligations, the most significant of which were payments under our pension and employee incentive plans. These decreases were partially offset by a decrease in inventory levels.
In fiscal 2011 changes in our operating assets and liabilities resulted in a net decrease in cash and cash equivalents and was predominantly driven by a decrease in foreign exchange contracts due to settlement and changes in foreign currency exchange rates associated with these contracts, an increase in inventory and a decrease in payroll and benefit obligations. These decreases in operating assets and liabilities were partially offset by the increase in accrued interest as a result of the issuance of the 7% senior secured notes due April 1, 2019 and repayment of the senior secured incremental term B-2 loans, which resulted in a change in the timing of when our interest payments are due. The decreases in operating asset and liabilities were also partially offset by efforts to closely manage the timing of our payments to vendors, improvements in the collections of accounts receivable and the effects of non-cash business restructuring reserves net of cash payments against our reserves.
Investing Activities
Net cash used for investing activities for fiscal 2013, 2012 and 2011 was $113 million, $271 million and $101 million, and consisted primarily of cash used for the acquisition of businesses of $2 million, $212 million and $16 million, capital expenditures of $110 million, $92 million and $83 million and payments to develop capitalized software of $14 million, $35 million and $42 million, respectively.
Cash used for the acquisition of businesses in fiscal 2012 includes $208 million of payments (net of cash acquired of $22 million) related to our acquisition of Radvision. Further, during fiscal 2013 and 2012, the Company advanced to Parent $10 million and $8 million, respectively, in exchange for notes receivable. The principal amount of these notes plus any accrued and unpaid interest are due in full October 3, 2015 and October 3, 2014 with interest at the rate of 0.93% and 1.63% per annum, respectively. The proceeds of these notes were used by Parent to partially fund an acquisition in October 2011. Once the acquisition was complete, Parent immediately merged the acquired entity with and into the Company, with the Company surviving the merger. The Company recognized $31 million of non-cash contributed capital associated with that merger. Cash used for investing activities for fiscal 2013 was partially offset by $23 million of cash proceeds from the sales of long-lived assets. Cash used for investing activities for fiscal 2012 was partially offset by $74 million of cash proceeds from the sale of investments primarily related to marketable securities which were acquired in connection with the acquisition of Radvision and subsequently sold.
Financing Activities
Net cash (used for) provided by financing activities for fiscal 2013, 2012 and 2011 was $(79) million, $157 million and $228 million, respectively, and primarily included proceeds from our financing agreements (net of repayments), capital contributions received from Parent and payments for debt issuance and modification costs.
Cash provided by financing activities for fiscal 2013 includes proceeds of $589 million from the issuance of senior secured term B-5 loans and proceeds of $290 million from the issuance of 9% senior secured notes. The proceeds from the issuance of the senior secured term B-5 loans were used to repay $584 million principal amount of our senior secured term B-1 loans and the proceeds from the issuance of the 9% senior secured notes were used to repay $284 million principal amount of our term B-5 loans. Additionally, during fiscal 2013, the Company completed a non-cash exchange in which $642 million of the 9.75% senior unsecured cash-pay notes and $742 million of the 10.125%/10.875% senior unsecured PIK toggle notes were exchanged for $1,384 million of 10.50% senior secured notes. Cash used for financing activities for fiscal 2013 also includes cash paid for debt issuance and modification costs of $49 million.
Cash provided by financing activities for fiscal 2012 includes a capital contribution to Avaya from Parent in the amount of $196 million from the Parent's issuance of Series B preferred stock and warrants to purchase common stock of Parent. In addition, in connection with the acquisition of Radvision in June 2012, the Company borrowed $60 million under its senior secured asset-based credit facility. Following the completion of the acquisition, all amounts borrowed were repaid, in full, in the month of June 2012.
Cash provided by financing activities for fiscal 2011 includes proceeds of $967 million from the issuance of $1,009 million of senior secured notes net of $42 million of cash paid for debt issuance and debt modification costs. The proceeds from the issuance of the 7% senior secured notes due 2019 were used to repay in full the Company's senior secured incremental term B-2 loans which had a discounted carrying value of $696 million. In addition to the discounted carrying value of $696 million, the total payment of $987 million included $241 million of unamortized loan discount recognized as a cash loss on extinguishment of debt (excluding $5 million of non-cash charges for debt issuance costs) and $50 million of amortized loan discount as discussed in Sources and Uses of Cash - Operating Activities above.
Net cash (used for) provided by financing activities also include scheduled repayments of our long-term debt of $38 million,$37 million and $42 million in fiscal 2013, 2012 and 2011, respectively.
Contractual Obligations and Sources of Liquidity
Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2013:

	Payments due by period
In millions	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations (1)	$21	$4	$8	$8	$1
Operating lease obligations (2)	450	93	147	104	106
Purchase obligations with contract manufacturers and suppliers (3)	46	46	—	—	—
Other purchase obligations (4)	127	61	62	4	—
9.75% senior unsecured cash pay notes due November 1, 2015 (5)	58	—	58	—	—
10.125%/10.875% senior unsecured PIK toggle notes due November 1, 2015 (5)	92	—	92	—	—
Variable rate senior secured term B-3 loans due October 26, 2017 (6)	2,127	25	50	2,052	—
Variable rate senior secured term B-4 loans due October 26, 2017 (6)	1	—	—	1	—
Variable rate senior secured term B-5 loans due March 31, 2018 (6)	1,141	13	27	1,101	—
7% senior secured notes due April 1, 2019 (5)	1,009	—	—	—	1,009
9% senior secured notes due April 1, 2019 (5)	290	—	—	—	290
10.50% senior secured notes due March 1, 2021 (5)	1,384	—	—	—	1,384
Interest payments due on long-term debt (7)	2,688	453	939	836	460
Pension benefit obligations (8)	220	220	—	—	—
Total	$9,654	$915	$1,383	$4,106	$3,250

(1)	The payments due for capital lease obligations do not include future payments for interest.

(2)	Contractual obligations for operating leases include $97 million of future minimum lease payments that have been accrued for in accordance with GAAP pertaining to restructuring and exit activities.

(3)
We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and to help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to produce and procure inventory based upon forecasted requirements provided by us. If we do not meet these specified purchase commitments, we could be required to purchase the inventory. See Note 17, “Commitments and Contingencies,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details on our purchase commitments.

(4)
Other purchase obligations represent an estimate of contractual obligations in the ordinary course of business, other than commitments with contract manufacturers and suppliers, for which we have not received the goods or services as of September 30, 2013. Although contractual obligations are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(5)	The contract obligations for our notes represent principal payments only.

(6)
The contractual cash obligations for the senior secured credit facility represent the minimum principal payments owed per year. The contractual cash obligations do not reflect any contingent mandatory annual principal repayments that may be required to be made upon us achieving certain excess cash flow targets, as defined in our senior secured credit facility.

(7)
The contractual cash obligations for interest payments represent the related interest payments on long-term debt. The interest payments for the senior secured term B-3 loans, senior secured term B-4 loans, and senior secured term B-5 loans were calculated by applying an applicable margin to a projected 3-month LIBOR rate. The interest payments for the notes were calculated using the stated interest rate.

(8)
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

Additionally, as of September 30, 2013, the Company had gross unrecognized tax benefits of $268 million. Also, included in non-current liabilities is $9 million relating to audits by state and local and foreign taxing authorities for the periods prior to the Company’s separation from Lucent Technologies Inc. (now Alcatel-Lucent) pursuant to the Tax Sharing Agreement between the Company and Lucent. Further, an additional $38 million for gross interest and penalties relating to these amounts had been classified as non-current liabilities. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.
Our primary future cash requirements will be to fund working capital, debt service, capital expenditures, restructuring payments and benefit obligations. In addition, we may use cash in the future to make strategic acquisitions.
In addition to our working capital requirements, we expect our primary cash requirements for fiscal 2014 to be as follows:

•	Debt service—We expect to make payments of approximately $491 million during fiscal 2014 for principal and interest associated with long-term debt, as refinanced.

•
Restructuring payments—We expect to make payments of approximately $92 million during fiscal 2014 for employee separation costs and lease termination obligations associated with restructuring actions we have taken through September 30, 2013.

•	Capital expenditures—We expect to spend approximately $129 million for capital expenditures and capitalized software development costs during fiscal 2014.

•
Benefit obligations—We estimate we will make payments under our pension and postretirement obligations totaling $226 million during fiscal 2014. These payments include: $144 million to satisfy the minimum statutory funding requirements of our U.S. qualified pension plans, $7 million of payments under our U.S. benefit plans that are not pre-funded, $29 million under our non-U.S. benefit plans that are predominately not pre-funded and $46 million under our U.S. retiree medical benefit plan that is not pre-funded. See discussion in Note 13, “Benefit Obligations,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details of our benefit obligations.

We and our subsidiaries, affiliates, our Parent and/or significant stockholders of our Parent may from time to time seek to retire or purchase our outstanding debt (including publicly issued debt) through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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

The Company currently has two revolving credit facilities providing for borrowings of up to an aggregate of $535 million subject to certain contractual limitations. Our senior secured multi-currency asset-based revolving credit facility provides senior secured revolving financing of up to $335 million, subject to availability under a borrowing base which, at any time, equals the sum of 85% of eligible accounts receivable plus 85% of the net orderly liquidation value of eligible inventory, subject to certain reserves and other adjustments. In addition, although the senior secured multi-currency asset-based revolving credit facility does not require us to comply with any financial ratio maintenance covenants, if we have Excess Availability under the facility of less than $33.5 million at any time, we will not be permitted to borrow any additional amounts thereunder unless our pro forma Consolidated Fixed Charge Coverage Ratio (each such term as defined in the credit agreement governing the facility) is at least 1.0 to 1.0. At September 30, 2013 there were no borrowings under the facility, however there were letters of credit issued in the ordinary course of business which reduce the amount of borrowings available. Based on the borrowing base as calculated at September 30, 2013, the remaining availability under the facility was $228 million which is net of $82 million in undrawn letters of credit. We also have a senior secured multi-currency revolver, which allows for borrowings of up to $200 million. At September 30, 2013, there were no amounts outstanding under the senior secured multi-currency revolver and the $200 million was available in full. Both revolving credit facilities include other customary conditions that, if not complied with, could restrict our availability to borrow.
On June 9, 2011, Parent filed with the SEC a registration statement on Form S-1 (as amended from time to time, the “registration statement”) relating to a proposed initial public offering of its common stock. As contemplated in the registration statement, the net proceeds of the proposed offering are expected to be used, among other things, to repay a portion of our long-term indebtedness.  The registration statement remains under review by the SEC and shares of common stock registered thereunder may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-K and the pending registration statement shall not constitute an offer to sell or the solicitation of any offer to buy nor shall there be any sale of those securities in any State or other jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State or other jurisdiction. Further, there is no way to predict whether or not Parent will be successful in completing the offering as contemplated and if it is successful, we cannot be certain if, or how much of, the net proceeds will be used for the purposes identified above.
During the fourth quarter of fiscal 2012, the Company changed its indefinite reinvestment of undistributed foreign earnings assertion with respect to its non-U.S. subsidiaries. This change in assertion reflects the Company's intention and ability to maintain flexibility with respect to sourcing of funds from non-U.S. locations. As of September 30, 2013, our cash and cash equivalent balances held outside the U.S. were $207 million. As of September 30, 2013, balances of cash and cash equivalents held outside the U.S. that are in excess of in-country needs and cannot be distributed to the U.S. without restriction were not material.
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
Based on past performance and current expectations, we believe that our existing cash and cash equivalents of $288 million as of September 30, 2013 and future cash provided by operating activities will be sufficient to meet our future cash requirements described above for at least the next twelve months. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
Uncertainties Regarding Our Liquidity
We believe the following uncertainties exist regarding our liquidity:

•
Revenues—Our ability to generate net cash from operating activities has been a primary source of our liquidity. If our revenues and gross profits were to decline significantly during an economic downturn and challenging market conditions, particularly in the U.S. and Europe, our ability to generate net cash from operating activities in a sufficient amount to meet our cash needs could be adversely affected. Furthermore, our net cash provided by operating activities may be insufficient if we face unanticipated cash needs such as the funding of a future acquisition or other capital investment.

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

•
Litigation—In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings. See Note 17, “Commitments and Contingencies,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Our ability to successfully defend the Company against pending and future litigation may impact cash flows.

Debt Ratings
As of September 30, 2013, we had a long-term corporate family rating of B3 with a negative outlook from Moody’s and a corporate credit rating of B- with a negative outlook from Standard & Poor’s. Although a change in debt rating would have no impact on our existing borrowing arrangements, our ability to obtain additional external financing and the related cost of borrowing may be affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies.
Debt Service Obligations
As a result of the Merger and the acquisition of NES, our level of indebtedness increased. As of September 30, 2013, principal payments due under our indebtedness were $6,102 million, excluding capital lease obligations of $21 million. Our interest expense for fiscal 2013, 2012 and 2011 was $467 million, $431 million and $460 million, respectively, and includes $21 million, $22 million and $41 million of non-cash interest expense, respectively.
We continually monitor our exposure to the risk of increased interest rates as portions of our borrowings under our credit facilities are at variable rates of interest. We use interest rate swap agreements to manage the amount of our floating rate debt to the extent we deem appropriate. At September 30, 2013, each of the swap agreements had reached maturity and there were no outstanding notional amounts associated with any swap agreements.
Our leverage requires that a substantial portion of our cash flows from operations be dedicated to the payment of principal and interest on our indebtedness. The Company has made all scheduled payments timely under the senior secured credit facility and the indentures governing its notes.
Strategic Uses of Cash and Cash Equivalents
As further discussed in “Liquidity and Capital Resources,” our cash and cash equivalents decreased by $49 million to $288 million at September 30, 2013 from $337 million at September 30, 2012. Our cash and cash equivalents balance at September 30, 2012 and 2011 was $337 million and $400 million, respectively, a decrease of $63 million.
Credit Facilities
In connection with the Merger on October 26, 2007, the Company entered into borrowing arrangements with several financial institutions, certain of which arrangements were amended December 18, 2009 in connection with the acquisition of NES and amended on February 11, 2011 in connection with a refinancing transaction. Long-term debt under our borrowing arrangements includes a senior secured credit facility consisting of term loans and a revolving credit facility, a senior secured multi-currency asset based revolving credit facility, senior secured notes and senior unsecured notes. On August 8, 2011, the Company amended the terms of the multi-currency revolvers available under its senior secured credit facility and its senior secured multi-currency asset-based revolving credit facility to extend the final maturity of each from October 26, 2013 to October 26, 2016. All other terms and conditions of the senior secured credit facility and the senior secured multi-currency asset-based revolving credit facility remained unchanged.
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
Additionally, during the three months ended March 31, 2013, the Company refinanced $1,384 million of senior unsecured notes through (1) amendments to the senior secured credit facility and the senior secured multi-currency asset-based revolving credit facility permitting the refinancing of the 9.75% senior unsecured notes due 2015 and 10.125%/10.875% senior unsecured PIK toggle notes due 2015 (collectively, the “Cash Pay and PIK Toggle Notes”) with indebtedness secured by a lien on certain collateral on a junior-priority basis and (2) the exchange of $1,384 million of Cash Pay and PIK Toggle Notes for $1,384 million of 10.50% senior secured notes due 2021.
As of September 30, 2013, term loans outstanding under the Cash Flow Credit Agreement include term B-3 loans, term B-4 loans and term B-5 loans with remaining face values (after all principal payments through September 30, 2013) of $2,127 million, $1 million and $1,141 million respectively. The Company regularly evaluates market conditions, its liquidity profile, and various financing alternatives for opportunities to enhance its capital structure. If opportunities are favorable, the Company may refinance existing debt or issue additional debt securities.
We are not in default under the senior secured credit facility, the indentures governing our notes or our senior secured multi-currency asset-based revolving credit facility.
In connection with the acquisition of Radvision in June 2012, the Company borrowed $60 million under its senior secured asset-based credit facility. Following the completion of the acquisition, all amounts borrowed were repaid, in full, in the month of June 2012.
See Note 9, “Financing Arrangements,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements
We are party to several types of agreements, including surety bonds, purchase commitments, product financing arrangements and performance guarantees, which are fully discussed in Note 17, “Commitments and Contingencies,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Legal Proceedings and Environmental, Health and Safety Matters
We are subject to certain legal proceedings, which are fully discussed in Note 17, “Commitments and Contingencies,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
EBITDA and Adjusted EBITDA
EBITDA is defined as net income (loss) before income taxes, interest expense, interest income and depreciation and amortization. EBITDA provides us with a measure of operating performance that excludes items that are outside the control of management, which can differ significantly from company to company depending on capital structure, the tax jurisdictions in which companies operate and capital investments. Under the Company’s debt agreements, the ability to draw down on the revolving credit facilities or engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied in part to ratios based on Adjusted EBITDA. As defined in our debt agreements, Adjusted EBITDA is a non-GAAP measure of EBITDA further adjusted to exclude certain charges and other adjustments permitted in calculating covenant compliance under our debt agreements. We believe that including supplementary information concerning Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our debt agreements and because it serves as a basis for determining management compensation. In addition, we believe Adjusted EBITDA provides more comparability between our historical results and results that reflect purchase accounting and our new capital structure following the Merger. Accordingly, Adjusted EBITDA measures our financial performance based on operational factors that management can impact in the short-term, such as the Company’s pricing strategies, volume, costs and expenses of the organization.
EBITDA and Adjusted EBITDA have limitations as analytical tools. Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we consider not to be indicative of our ongoing operations. In particular, based on our debt agreements the definition of Adjusted EBITDA allows us to add back certain non-cash charges that are deducted in calculating net income (loss). Our debt agreements also allow us to add back restructuring charges, Sponsors' fees and other specific cash costs and expenses as defined in the agreements and that portion of our pension costs, other post-employment benefits costs, and non-retirement post-employment benefits costs representing the amortization of pension service costs and actuarial gain or loss associated with these employment benefits. However, these are expenses that may recur, may vary and are difficult to predict. Further, our debt agreements require that Adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.

The unaudited reconciliation of net loss, which is a GAAP measure, to EBITDA and Adjusted EBITDA is presented below:

	Fiscal years ended September 30,
In millions	2013	2012	2011
Net loss	$(364)	$(344)	$(863)
Interest expense	467	431	460
Interest income	(2)	(3)	(5)
Income tax expense	(45)	8	68
Depreciation and amortization	454	564	653
EBITDA	510	656	313
Impact of purchase accounting adjustments	1	3	—
Restructuring charges, net	200	142	189
Sponsors’ fees (a)	7	7	7
Acquisition-related costs (b)	1	4	5
Integration-related costs (c)	15	19	132
Loss on extinguishment of debt (d)	6	—	246
Third-party fees expensed in connection with the debt modification (e)	18	—	9
Non-cash share-based compensation	11	8	12
Write-down of assets held for sale to net realizable value	—	5	1
(Gain) loss on investments and sale of long-lived assets, net	(1)	3	1
Goodwill impairment	89	—	—
Impairment of long-lived assets	1	6	—
Reversal of contingent liability related to acquisition	—	(1)	—
Venezuela hyperinflationary and devaluation charges	1	—	—
Resolution of legal matters	10	—	—
Loss (gain) on foreign currency transactions	(5)	21	(12)
Pension/OPEB/nonretirement postemployment benefits and long-term disability costs (f)	79	98	68
Adjusted EBITDA	$943	$971	$971

(a)
Sponsors’ fees represent monitoring fees payable to affiliates of the Sponsors pursuant to a management services agreement entered into at the time of the Merger. See Item 13, “Certain Relationships and Related Transactions and Director Independence.”

(b)	Acquisition-related costs include legal and other costs related to Radvision, NES and other acquisitions.

(c)
Integration-related costs primarily represent third-party consulting fees and other administrative costs associated with consolidating and coordinating the operations of Avaya with Radvision and NES. In fiscal 2013 and 2012, the costs associated with Radvision primarily relate to consolidating and coordinating the operations of Avaya and Radvision and the costs associated with NES, primarily related to developing compatible IT systems and internal processes. In fiscal 2011, integration costs were incurred in connection with, among other things, the on-boarding of NES personnel, developing compatible IT systems and internal processes and developing and implementing a strategic operating plan to help enable a smooth transition with minimal disruption to NES customers.

(d)
Loss on extinguishment of debt represents the loss recognized in connection with the repayment of $284 million of term B-5 loans and $584 million of term B-1 loans in fiscal 2013 and the payment in full of the senior secured incremental term B-2 loans in fiscal 2011. The loss is based on the difference between the reacquisition price and the carrying value of the debt. See Note 9, “Financing Arrangements,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(e)
The third-party fees expensed in connection with debt modification represent fees paid to third parties in connection with the modifications of the senior secured credit facility and the exchange of $1,384 million of senior unsecured notes for senior secured notes in fiscal 2013 and the modification of the senior secured credit facility in fiscal 2012. See Note 9, “Financing Arrangements,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(f)
Represents that portion of our pension costs, other post-employment benefit costs and non-retirement post-employment benefit costs representing the amortization of prior service costs and net actuarial gains/losses associated with these employment benefits. In fiscal 2013, the amount includes a net curtailment gain of $9 million associated with the U.S. pension and postretirement plans. In fiscal 2012 and 2011, the amounts include a curtailment charges of $5 million associated with workforce reduction in Germany and the U.S. and $7 million associated with workforce reductions in Germany, respectively.

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
Revenue Recognition
The Company derives revenue primarily from the sale of products, software, and services for communications systems and applications. The Company’s products are sold directly through its worldwide sales force and indirectly through its global network of distributors, service providers, dealers, value-added resellers, systems integrators and business partners. Services includes (i) supplemental maintenance service, including services provided under contracts to monitor and optimize customers’ communications network performance; (ii) professional services for implementation and integration of converged voice and data networks, network security and unified communications; and (iii) Cloud and managed services. Maintenance contracts have terms that range from one to five years. Contracts for professional services typically have terms that range from four to six weeks for standard products and from six months to one year for customized products. Contracts for operations services have terms that range from one to seven years.
In accordance with GAAP, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. For arrangements that require acceptance of the product, system, or solution as specified by the customer, revenue is deferred until the acceptance criteria have been met.
The Company’s indirect sales to channel partners are generally recognized at the time of shipment if all contractual obligations have been satisfied. The Company accrues a provision for estimated sales returns and other allowances, including promotional marketing programs and other incentives as a reduction of revenue at time of sale. When estimating returns, the Company considers customary inventory levels held by third-party distributors.
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
Most of the Company’s products have both software and non-software components that function together to deliver the products’ essential functionality. For these multiple deliverable arrangements, the Company allocates revenue to the deliverables based on their relative selling prices. To the extent that a deliverable is subject to specific guidance on whether and/or how to allocate the consideration in a multiple deliverable arrangement, that deliverable is accounted for in accordance with such specific guidance. The Company limits the amount of revenue recognition for delivered items to the amount that is not contingent on the future delivery of products or services or meeting other future performance obligations.

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
Once the Company allocates revenue to each deliverable, the Company recognizes revenue in accordance with its policies when all revenue recognition criteria are met. Products revenue is generally recognized upon delivery and Cloud and operations services revenue is generally recognized ratably over the period during which the services are performed. However, revenue for professional services arrangements is generally recognized upon completion of performance and revenue for arrangements that require acceptance of the product, system, or solution, is recognized when the acceptance criteria have been met.
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
FASB ("Financial Accounting Standards Board") Accounting Standards Codification (“ASC”) subtopic 740-10, “Income Taxes—Overall” (“ASC 740-10”) prescribes a comprehensive model for the financial statement recognition, measurement, classification, and disclosure of uncertain tax positions. ASC 740-10 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.
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
Intangible and Long-lived Assets
Intangible assets include technology, customer relationships, trademarks and trade-names and other intangibles. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to fifteen years. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment.” Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell. Intangible assets determined to have indefinite useful lives are not amortized but are tested for impairment annually each September 30th, and more frequently if events occur or circumstances change that indicate an asset may be impaired. The estimated useful lives of intangible and long-lived assets are based on many factors including assumptions regarding the effects of obsolescence, demand, competition and other economic factors, expectations regarding the future use of the asset, and our historical experience with similar assets. The assumptions used to determine the estimated useful lives could change due to numerous factors including product demand, market conditions, technological developments, economic conditions and competition.
Goodwill
Goodwill is not amortized but is subject to periodic testing for impairment in accordance with FASB ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”) at the reporting unit level which is one level below the Company’s operating segments. The assessment of goodwill impairment is conducted by estimating and comparing the fair value of the Company’s reporting units’ net assets, as defined in ASC 350, to their carrying value as of that date. The fair value is estimated using an income approach whereby the fair value of the reporting unit is based on the future cash flows that each reporting unit’s assets can be expected to generate. Future cash flows are based on forward-looking information regarding market share and costs for each reporting unit and are discounted using an appropriate discount rate. Future discounted cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. The test for impairment is conducted annually each September 30th, and more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
At September 30, 2013 the Company performed its annual goodwill impairment test and determined that the respective book values of the Company’s reporting units did not exceed their estimated fair values and that it was not necessary to record impairment charges. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test the Company applied a hypothetical 10% decrease to the fair value of each reporting unit. This hypothetical 10% decrease in the fair value of each reporting unit at September 30, 2013 would not result in an impairment of goodwill for any reporting unit.
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
The discount rate is subject to change each year, consistent with changes in rates of return on high-quality fixed-income investments currently available and expected to be available during the expected benefit payment period.  The Company selects the assumed discount rate for its U.S. pension and postretirement plans by applying the rates from the AonHewitt AA Only and AonHewitt AA Only Above Median yield curves to the expected benefit payment streams and develops a rate at which it is believed the benefit obligations could be effectively settled. The Company follows a similar process for its non-U.S. pension plans by applying the AonHewitt Euro AA corporate bond yield curve. Based on the published rates as of September 30, 2013, the Company used a weighted average discount rate of 4.75% for the U.S. pension plans, 3.61% for the non-U.S. pension plans, and 4.62% for the postretirement plans. For the U.S. pension plans, non-U.S. pension plans, and the postretirement plans, every one-percentage-point increase or decrease in the discount rate reduces or increases our benefit obligation by $367 million, $99 million and $53 million, respectively.
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
The plans use different factors, including years of service, eligible compensation and age, to determine the benefit amount for eligible participants. The Company funds its U.S. pension plans in compliance with applicable laws. See Note 13, “Benefit Obligations,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a discussion of the Company’s pension and postretirement plans.
Commitments and Contingencies
In the ordinary course of business we are subject to legal proceedings related to environmental, product, employment, intellectual property, licensing and other matters. In addition, we are subject to indemnification and liability sharing claims by Lucent Technologies Inc. (now Alcatel-Lucent) under the terms of the Contribution and Distribution Agreement. In order to determine the amount of reserves required, we assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required for these contingencies is made after analysis of each individual issue. The estimates of required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy. Assessing the adequacy of any reserve for matters for which we may have to indemnify Alcatel-Lucent is especially difficult, as we do not control the defense of those matters and have limited information. In addition, estimates are made for our repurchase obligations related to products sold to various distributors who obtain financing from certain third party lending institutions, as described in Note 17, “Commitments and Contingencies,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
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
Indefinite-lived Intangible Assets
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
Recent Accounting Guidance Not Yet Effective
In February 2013, the FASB issued Accounting Standards Update No. 2013-02 "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The standard requires that companies present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification.  This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2014 and is only expected to impact the presentation of the Company's consolidated financial statements and related financial statement disclosures.
In July 2013, the FASB issued Accounting Standards Update No. 2013-11 "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The standard requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs are required to be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2015.  The Company is currently evaluating the impact the adoption of this accounting guidance may have on its consolidated financial statements.
Cautionary Note Regarding Forward Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements.” In some cases, these statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “our vision,” “plan,” “potential,” “predict,” “should,” “will” or “would” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition, or state trends and known uncertainties or other forward-looking information. You are cautioned that forward-looking statements are inherently uncertain. Each forward-looking statement contained in this report is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statement. We refer you to the section entitled “Risk Factors” in this Form 10-K for identification of important factors with respect to these risks and uncertainties. We caution readers not to place considerable reliance on such statements. Our business is subject to substantial risks and uncertainties, including those identified in this report. The information contained in this report is provided by us as of the date of this Form 10-K, and we do not undertake any obligation to update any forward-looking statements contained in this document as a result of new information, future events or otherwise. Forward-looking statements include, without limitation, statements regarding:

•	our expectations regarding our revenue, cost of revenue, selling, general and administrative expenses, research and development expenses, amortization of intangible assets and interest expense;

•	our expectations regarding the demand for our next-generation business collaboration products and the market trends contributing to such demand;

•
our strategy for worldwide growth, including our ability to develop and sell collaboration and communications products and services, including unified communications, networking products and contact center products;

•	the strength of our current intellectual property portfolio and our intention to obtain patents and other intellectual property rights used in connection with our business;

•	our anticipated competition as the business collaboration market evolves;

•	the product sales to be generated by our backlog;

•	our future cash requirements, including our primary cash requirements for the period October 1, 2013 through September 30, 2014;

•	the intention to use the net proceeds of any initial public offering conducted by Parent, among other things, to repay a portion of our existing indebtedness;

•	our future sources of liquidity, including any future refinancing of our existing debt or issuance of additional securities;

•	the uncertainties regarding our liquidity, including our ability to generate revenue, reduce costs, make future acquisitions and defend against litigation;

•	the impact of new accounting pronouncements; and

•	our expectations regarding the impact of legal proceedings, including antitrust, intellectual property or employment litigation.
Many factors could cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	our ability to develop and sell advanced business collaboration and communications products and services, including unified communications, networking products and contact center products;

•	our reliance on our indirect sales channel;

•	economic conditions and the willingness of enterprises to make technology investments;

•	the markets for our products and services;

•	our ability to remain competitive in the markets we serve;

•	the ability to retain and attract key employees;

•	our degree of leverage and its effect on our ability to raise additional capital and to react to changes in the economy or our industry;

•	our ability to integrate acquired businesses;

•	our ability to successfully transition toward or integrate the products of acquired businesses into our portfolio;

•	our ability to manage our supply chain and logistics functions;

•	the ability to protect our intellectual property and avoid claims of infringement;

•	our ability to maintain adequate security over our information systems;

•	environmental, health and safety laws, regulations, costs and other liabilities, and climate change risks;

•	fluctuations in foreign currency exchange rates;

•	our ability to detect and fix design defects and "bugs";

•	an adverse result in any significant litigation, including antitrust, intellectual property or employment litigation;

•	risks relating to the transaction of business internationally; and

•	pension and post-retirement healthcare and life insurance liabilities.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Transactions
Recorded Transactions—We utilize foreign currency forward contracts primarily to manage short-term exchange rate exposures on certain receivables, payables and loans residing on foreign subsidiaries’ books, which are denominated in currencies other than the subsidiary’s functional currency. For fiscal 2013, 2012 and 2011, the changes in the fair value of the foreign currency forward contracts were substantially offset by changes resulting from the revaluation of the hedged items.
The fair value of foreign currency forward contracts is sensitive to changes in currency exchange rates. A 10% upward shift in the value of the foreign currencies that we trade against from the prevailing market rates would have had a negative impact of $8 million, $6 million and $9 million for fiscal 2013, 2012 and 2011, respectively. A 10% downward shift in the value of the foreign currencies that we trade against from the prevailing market rates would have had a positive impact of $13 million, $11 million and $9 million for fiscal 2013, 2012 and 2011, respectively.
Forecasted Transactions—From time to time, we use foreign currency forward contracts to offset certain forecasted foreign currency transactions primarily related to the purchase or sale of product expected to occur during the ensuing twelve months. The change in the fair value of foreign currency forward contracts is recognized as other income or expense in the period in which the exchange rates change. For fiscal 2013, 2012 and 2011, these gains and losses were not material to our results of operations.
Interest Rate Risk
From time to time, the Company has entered into interest rate swap agreements to manage the amount of its floating rate debt in order to reduce its exposure to variable rate interest payments associated with certain borrowings under the senior secured credit facility. As of September 30, 2013 each of these agreements had matured and there are no outstanding interest rate swap agreements.
As of September 30, 2013, a 0.125% change in interest rates would result in a change in our annual interest expense of $3 million.
See Note 10, “Derivatives and Other Financial Instruments,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details related to these interest rate swap agreements.

Item 8.	Financial Statements and Supplementary Data
Avaya Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Avaya Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of changes in stockholder's deficiency and of cash flows present fairly, in all material respects, the financial position of Avaya Inc. and its subsidiaries at September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
November 22, 2013

Avaya Inc.
Consolidated Statements of Operations
(In millions)

	Fiscal years ended September 30,
	2013	2012	2011
REVENUE
Products	$2,337	$2,672	$2,976
Services	2,371	2,499	2,571
	4,708	5,171	5,547
COSTS
Products:
Costs (exclusive of amortization of acquired technology intangible assets)	963	1,145	1,314
Amortization of acquired technology intangible assets	63	192	257
Services	1,122	1,248	1,344
	2,148	2,585	2,915
GROSS PROFIT	2,560	2,586	2,632
OPERATING EXPENSES
Selling, general and administrative	1,520	1,630	1,845
Research and development	445	464	461
Amortization of intangible assets	227	226	226
Goodwill impairment	89	—	—
Restructuring and impairment charges, net	200	147	189
Acquisition-related costs	1	4	5
	2,482	2,471	2,726
OPERATING INCOME (LOSS)	78	115	(94)
Interest expense	(467)	(431)	(460)
Loss on extinguishment of debt	(6)	—	(246)
Other (expense) income, net	(14)	(20)	5
LOSS BEFORE INCOME TAXES	(409)	(336)	(795)
Benefit from (provision for) income taxes	45	(8)	(68)
NET LOSS	$(364)	$(344)	$(863)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.
Consolidated Statements of Comprehensive Loss
(In millions)

	Fiscal years ended September 30,
	2013	2012	2011
Net loss	$(364)	$(344)	$(863)
Other comprehensive income (loss):
Pension, postretirement and postemployment benefit-related items, net of tax of $121, $54 and $0 for the years ended September 30, 2013, 2012 and 2011, respectively	160	2	(97)
Cumulative translation adjustment, net of tax benefit of $(4) for the year ended September 30, 2013	(43)	37	(22)
Change in interest rate swaps, net of tax effect of $(7), $7 and $0 for the years ended September 30, 2013, 2012 and 2011, respectively	20	11	23
Income tax benefit reclassified into earnings upon the expiration of certain interest rate swaps	(17)	—	—
Unrealized loss on investments reclassified into earnings, net of tax of $1 for the year ended September 30, 2012	—	1	—
Unrealized loss on investments, net of tax of $0 for the year ended September 30, 2012	—	1	—
Other	—	—	$(1)
Other comprehensive income (loss)	120	52	$(97)
Comprehensive loss	$(244)	$(292)	$(960)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.
Consolidated Balance Sheets
(In millions, except per share and shares amounts)

	September 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$288	$337
Accounts receivable, net	716	782
Inventory	245	255
Deferred income taxes, net	52	18
Other current assets	253	252
TOTAL CURRENT ASSETS	1,554	1,644
Property, plant and equipment, net	334	364
Deferred income taxes, net	34	43
Intangible assets, net	1,486	1,775
Goodwill	4,092	4,188
Other assets	172	180
TOTAL ASSETS	$7,672	$8,194
LIABILITIES
Current liabilities:
Debt maturing within one year	$35	$37
Accounts payable	408	438
Payroll and benefit obligations	256	262
Deferred revenue	671	616
Business restructuring reserve, current portion	92	84
Other current liabilities	257	302
TOTAL CURRENT LIABILITIES	1,719	1,739
Long-term debt	6,051	6,084
Pension obligations	1,510	1,763
Other postretirement obligations	290	360
Deferred income taxes, net	243	204
Business restructuring reserve, non-current portion	78	51
Other liabilities	450	429
TOTAL NON-CURRENT LIABILITIES	8,622	8,891
Commitments and contingencies
STOCKHOLDER'S DEFICIENCY
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,937	2,926
Accumulated deficit	(4,600)	(4,236)
Accumulated other comprehensive loss	(1,006)	(1,126)
TOTAL STOCKHOLDER'S DEFICIENCY	(2,669)	(2,436)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY	$7,672	$8,194
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.
Consolidated Statements of Changes in Stockholder's Deficiency
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder’s Deficiency
Balance as of October 1, 2010	—	$2,682	$(3,029)	$(1,081)	$(1,428)
Amortization of share-based compensation		10			10
Net loss			(863)		(863)
Other comprehensive loss				(97)	(97)
Balance as of September 30, 2011	—	2,692	(3,892)	(1,178)	(2,378)
Capital contributions from Parent		227			227
Amortization of share-based compensation		7			7
Net loss			(344)		(344)
Other comprehensive income				52	52
Balance as of September 30, 2012	—	2,926	(4,236)	(1,126)	(2,436)
Amortization of share-based compensation		11			11
Net loss			(364)		(364)
Other comprehensive income				120	120
Balance as of September 30, 2013	$—	$2,937	$(4,600)	$(1,006)	$(2,669)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.
Consolidated Statements of Cash Flows
(In millions)

	Fiscal years ended September 30,
	2013	2012	2011
OPERATING ACTIVITIES:
Net loss	$(364)	$(344)	$(863)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	454	564	653
Share-based compensation	11	8	12
Amortization of debt issuance costs	17	21	23
Accretion of debt discount	4	1	18
Payment of amortized discount on incremental B-2 term loans	—	—	(50)
Non-cash charge for debt issuance costs upon redemption of term loans	5	—	5
Third-party fees expensed in connection with the debt modification	18	—	9
Premium on issuance of senior secured term B-5 loans	3	—	—
Provision for uncollectible receivables	1	5	—
Deferred income taxes, net	(111)	(37)	(3)
(Gain) loss on sale of investments and long-lived assets, net	(1)	3	1
Write-down of assets held for sale to net realizable value	—	5	—
Goodwill impairment	89	—	—
Impairment of long-lived assets	1	6	—
Pension curtailments	(9)	5	7
Unrealized (gain) loss on foreign currency exchange	(23)	29	(38)
Changes in operating assets and liabilities:
Accounts receivable	70	(5)	34
Inventory	9	27	(45)
Accounts payable	(30)	(25)	2
Payroll and benefit obligations	(59)	(109)	(32)
Business restructuring reserve	38	(43)	27
Deferred revenue	80	(45)	(29)
Other assets and liabilities	(52)	(22)	(31)
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	151	44	(300)
INVESTING ACTIVITIES:
Capital expenditures	(110)	(92)	(83)
Capitalized software development costs	(14)	(35)	(42)
Acquisition of businesses, net of cash acquired	(2)	(212)	(16)
Return of funds held in escrow from the NES acquisition	—	—	6
Proceeds from sale of long-lived assets	23	3	7
Proceeds from sale of investments	1	74	—
Restricted cash	—	1	27
Advance to Parent	(10)	(8)	—
Other investing activities, net	(1)	(2)	—
NET CASH USED FOR INVESTING ACTIVITIES	(113)	(271)	(101)
FINANCING ACTIVITIES:
Proceeds from 9% senior secured notes	290	—	—
Repayment of term B-5 loans	(284)	—	—
Proceeds from term B-5 loans	589	—	—
Repayment of term B-1 loans	(584)	—	—
Repayment of incremental B-2 term loans	—	—	(696)
Debt issuance and third-party debt modification costs	(49)	—	(42)
Proceeds from senior secured notes	—	—	1,009
Repayment of long-term debt	(38)	(37)	(42)
Capital contribution from Parent	—	196	—
Borrowings under revolving credit facility	—	60	—
Repayments of borrowings under revolving credit facility	—	(60)	—
Other financing activities, net	(3)	(2)	(1)
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(79)	157	228
Effect of exchange rate changes on cash and cash equivalents	(8)	7	(6)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(49)	(63)	(179)
Cash and cash equivalents at beginning of year	337	400	579
Cash and cash equivalents at end of year	$288	$337	$400
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.
Notes to Consolidated Financial Statements
1. Description of Business
Background
Avaya Inc. together with its consolidated subsidiaries (collectively, the “Company” or “Avaya”) is a global provider of real-time business collaboration and communications products and services. The Company’s products and services are designed to enable business users to work together more effectively internally and with their customers and suppliers, to accelerate decision-making and achieve enhanced business outcomes.
Avaya conducts its business operations in three segments. Two of those segments, Global Communications Solutions and Avaya Networking, make up Avaya's Enterprise Collaboration Solutions product portfolio. The third segment contains Avaya’s services portfolio and is called Avaya Global Services.
The Company's products are aimed at large enterprises, midmarket businesses and government organizations. Avaya offers products in three key business collaboration and communications categories:

•	Real-Time Collaboration, Video and Unified Communications Software, Infrastructure and Endpoints for a mobile workforce;

•	Customer Experience Management, including Contact Center applications; and

•	Networking.
These three categories are supported by Avaya's portfolio of services including product support, integration, professional services and cloud and managed services.
Avaya sells its products and services directly through its worldwide sales force and through its global network of channel partners. As of September 30, 2013, Avaya had approximately 10,900 channel partners, including distributors, service providers, dealers, value-added resellers, system integrators and business partners that provide sales and service support.
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
Acquisition of Enterprise Solutions Business of Nortel Networks Corporation
On December 18, 2009, Avaya acquired certain assets and assumed certain liabilities of the enterprise solutions business (“NES”) of Nortel Networks Corporation (“Nortel”) out of bankruptcy court proceedings, for an adjusted purchase price of $933 million. The terms of the acquisition did not include any significant contingent consideration arrangements.
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

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

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
Revenue Recognition
The Company derives revenue primarily from the sale of products, software, and services for communications systems and applications. The Company’s products are sold directly through its worldwide sales force and indirectly through its global network of distributors, service providers, dealers, value-added resellers, systems integrators and business partners. Services includes (i) supplemental maintenance service, including services provided under contracts to monitor and optimize customers’ communications network performance; (ii) professional services for implementation and integration of converged voice and data networks, network security and unified communications; and (iii) Cloud or managed services. Maintenance contracts have terms that range from one to five years. Contracts for professional services typically have terms that range from four to six weeks for standard products and from six months to one year for customized products. Contracts for Cloud and managed services have terms that range from one to seven years.
In accordance with GAAP, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. For arrangements that require acceptance of the product, system, or solution as specified by the customer, revenue is deferred until the acceptance criteria have been met.
The Company’s indirect sales to channel partners are generally recognized at the time of shipment if all contractual obligations have been satisfied. The Company accrues a provision for estimated sales returns and other allowances, including promotional marketing programs and other incentives as a reduction of revenue at time of sale.When estimating returns, the Company considers customary inventory levels held by third-party distributors.
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
Most of the Company’s products have both software and non-software components that function together to deliver the products’ essential functionality. For these multiple deliverable arrangements, the Company allocates revenue to the deliverables based on their relative selling prices. To the extent that a deliverable is subject to specific guidance on whether and/or how to allocate the consideration in a multiple element arrangement, that deliverable is accounted for in accordance with such specific guidance. The Company limits the amount of revenue recognition for delivered items to the amount that is not contingent on the future delivery of products or services or meeting other future performance obligations.
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

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded net of reserves for sales returns and allowances and provisions for doubtful accounts. The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. The allowances are based on analyses of historical trends, aging of accounts receivable balances and the creditworthiness of customers as determined by credit checks, analyses, and payment history. At September 30, 2013, two distributors each accounted for more than 10% of accounts receivable. At September 30, 2012, one distributor accounted for more than 10% of accounts receivable.
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
As discussed in detail in Note 17, "Commitments and Contingencies-Purchase Commitments and Termination Fees," the Company has outsourced the manufacturing of substantially all of its products and may be obligated to purchase certain excess inventory levels from its outsourced manufacturers if actual sales of product vary from forecast, in which case additional inventory provisions may need to be recorded in the future.
Research and Development Costs
Research and development costs are charged to expense as incurred. The costs incurred for the development of communications software that will be sold, leased or otherwise marketed, however, are capitalized when technological feasibility has been established in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 985, “Software” (“ASC 985”). These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and costs and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead.
Amortization of capitalized software development costs begins when the product is available for general release to customers. Amortization is recognized on a product-by-product basis generally on the straight-line method over a period of up to two years. Unamortized software development costs determined to be in excess of net realizable value of the product are expensed

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

immediately. Included in other assets at September 30, 2013 and 2012 is unamortized software development costs of $30 million and $51 million, respectively.
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
Internal Use Software
Certain costs of computer software developed or obtained for internal use are capitalized and amortized on a straight-line basis generally over three to seven years. General and administrative costs, overhead, maintenance and training, as well as the cost of software that does not add functionality to the existing system, are expensed as incurred. The Company had unamortized internal use software costs of $18 million and $19 million as of September 30, 2013 and 2012, respectively.
Goodwill
Goodwill is not amortized but is subject to periodic testing for impairment in accordance with FASB ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”) at the reporting unit level which is one level below the Company’s operating segments. The assessment of goodwill impairment is conducted by estimating and comparing the fair value of the Company’s reporting units, as defined in ASC 350, to their carrying value as of that date. The fair value is estimated using an income approach whereby the fair value of the reporting unit is based on the future cash flows that each reporting unit’s assets can be expected to generate. Future cash flows are based on forward-looking information regarding market share and costs for each reporting unit and are discounted using an appropriate discount rate. Future discounted cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. The test for impairment is conducted annually each September 30th, and more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Intangible and Long-lived Assets
Intangible assets include technology, customer relationships, trademarks and trade-names and other intangibles. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to fifteen years. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment.” Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell. Intangible assets determined to have indefinite useful lives are not amortized but are tested for impairment annually each September 30th and more frequently if events occur or circumstances change that indicate an asset may be impaired.
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
In order to reduce its exposure to variable rate interest payments associated with its senior secured credit facility, the Company may use interest rate swap agreements. Those interest rate swaps that are designated and qualify as cash flow hedges under ASC 815 are included at estimated fair value as an asset or liability in the Consolidated Balance Sheets. These are bifurcated into current and non-current components depending upon the timing of the cash flows. Fair value related to the cash flows occurring within one year are classified as current and beyond one year as non-current. Unrealized gains/losses related to the change in market value on these interest rate swaps are recorded in other comprehensive loss and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. The market value of the interest rate swaps recorded in other comprehensive loss may be recognized in the Consolidated Statement of Operations earlier if the interest rate swaps are determined to be ineffective, for example, if certain terms of the senior secured credit facility change, if the loan is

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

extinguished, if the counterparty’s ability to honor its obligation under the agreement changes, or if the interest rate swap agreements are terminated prior to maturity.
The Company also utilizes non-derivative financial instruments including letters of credit and commitments to extend credit.
Restructuring Programs
The Company accounts for exit or disposal of activities in accordance with FASB ASC Topic 420, “Exit or Disposal Cost Obligations” (“ASC 420”). In accordance with ASC 420, a business restructuring is defined as an exit or disposal activity that includes but is not limited to a program that is planned and controlled by management and materially changes either the scope of a business or the manner in which that business is conducted. Business restructuring charges include (i) one-time termination benefits related to employee separations, (ii) contract termination costs and (iii) other costs associated with exit or disposal activities including, but not limited to, costs for consolidating or closing facilities and relocating employees.
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
Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

recognized in the Consolidated Statements of Operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized. Additionally, the accounting for income taxes requires the Company to evaluate and make an assertion as to whether undistributed foreign earnings will be indefinitely reinvested or repatriated. As discussed more fully in Note 12, "Income Taxes," the Company changed its indefinite reinvestment of undistributed foreign earnings assertion with respect to its non-U.S. subsidiaries in fiscal 2012.
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
Foreign Currency Translation
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars at period-end exchange rates while income and expenses are translated at the spot rate. Translation gains or losses related to net assets located outside the U.S. are shown as a component of accumulated other comprehensive loss in the Consolidated Statements of Changes in Stockholder’s Deficiency. Gains and losses resulting from foreign currency transactions, which are denominated in currencies other than Avaya’s functional currency, are included in other income (loss), net in the Consolidated Statements of Operations.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) is recorded directly to a separate section of stockholder’s deficiency in accumulated other comprehensive loss and primarily includes unrealized gains and losses excluded from the Consolidated Statements of Operations. These unrealized gains and losses consist of changes in foreign currency translation, interest rate swaps, and changes in unamortized pension, postretirement and postemployment actuarial gains and losses.
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
Indefinite-lived Intangible Assets
In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment. As a result of the guidance, an entity will be allowed to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An entity will not be required to perform the

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

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
Recent Accounting Guidance Not Yet Effective
In February 2013, the FASB issued Accounting Standards Update No. 2013-02 "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income."  The standard requires that companies present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification.  This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2014 and is only expected to impact the presentation of the Company's consolidated financial statements and related financial statement disclosures.
In July 2013, the FASB issued Accounting Standards Update No. 2013-11 "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The standard requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs are required to be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2015.  The Company is currently evaluating the impact the adoption of this accounting guidance may have on its consolidated financial statements.
4. Business Combinations
RADVISION Ltd.
On June 5, 2012, Avaya acquired Radvision for $230 million in cash. The purchase price was funded with (i) a capital contribution to Avaya from Parent in the amount of $196 million from the Parent's issuance of Series B preferred stock and warrants to purchase common stock of Parent and (ii) approximately $34 million of Avaya's cash.The acquisition of Radvision has been accounted for under the acquisition method, which requires an allocation of the purchase price of the acquired entity to the assets acquired and liabilities assumed based on their estimated fair values from a market-participant perspective at the date of acquisition.
Enterprise Solutions Business of Nortel Networks Corporation
On December 18, 2009, Avaya acquired certain assets and assumed certain liabilities of NES, out of bankruptcy court proceedings, for an adjusted purchase price of $933 million (the "Acquisition"). The purchase price and the payment of related fees and expenses (including integration expenses) were funded with (i) cash proceeds of $783 million received by Avaya from its issuance of $1,000 million in aggregate principal amount of term loans and detachable warrants to purchase up to 61.5 million shares of common stock in Parent, (ii) a capital contribution to Avaya from Parent in the amount of $125 million and (iii) approximately $112 million of Avaya’s existing cash.
Other Acquisitions
During fiscal 2013, 2012 and 2011, the Company and Parent completed several other acquisitions primarily to enhance the Company’s technology portfolio. The other acquisitions had an aggregate purchase price of $2 million, $36 million and $17 million for fiscal 2013, 2012 and 2011, respectively, and have been accounted for under the acquisition method.
In October 2011, Parent completed a $31 million acquisition and immediately merged the acquired entity with and into the Company, with the Company surviving the merger. In connection with this acquisition, on October 3, 2011 and October 3, 2012, the Company advanced $8 million and $10 million to Parent in exchange for notes receivable, the proceeds of which were used by Parent to complete the acquisition. The principal amount of these notes plus any accrued and unpaid interest are due in full October 3, 2014 and October 3, 2015, with interest at the rate of 1.63% and 0.93% per annum, respectively. The Company recognized $31 million of contributed capital associated with that merger.
On January 3, 2011, the Company acquired all outstanding shares of Konftel AB (Konftel), for $14 million in cash consideration, inclusive of a working capital adjustment. Konftel is a Swedish-based vendor of conference room terminals, offering analog, internet protocol, soft, cellular and session initiation protocol terminals.
Acquired intangible assets were $1 million, $20 million, $8 million during fiscal 2013, 2012 and 2011, respectively. The acquired intangible assets are being amortized over a weighted average useful life of five years, on a straight-line basis. No in-process research and development was acquired in the acquisitions.
The excess of the purchase price over the preliminary assessment of the net tangible and intangible assets acquired in connection with these other acquisitions resulted in goodwill of less than $1 million, $15 million and $7 million, respectively,

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

for fiscal 2013, 2012 and 2011. The premiums paid by the Company and Parent in the transactions are largely attributable to the acquisition of assembled workforces and the synergies and economies of scale provided to a market participant, particularly as it pertains to marketing efforts and customer base. None of the goodwill is deductible for tax purposes.
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
The discounted cash flows model used in the Company’s income approach relies on assumptions regarding revenue growth rates, gross profit, projected working capital needs, selling, general and administrative expenses, research and development expenses, business restructuring costs, capital expenditures, income tax rates, discount rates and terminal growth rates. To estimate fair value, the Company discounts the expected cash flows of each reporting unit. The discount rate Avaya uses represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of its model, Avaya uses a terminal value approach. Under this approach, Avaya uses the estimated cash flows in the final year of its models and applies a perpetuity growth assumption and discounts by a perpetuity discount factor to determine the terminal value. Avaya incorporates the present value of the resulting terminal value into its estimate of fair value.
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
September 30, 2013
At September 30, 2013, the Company performed its annual goodwill impairment test and determined that the respective book values of the Company’s reporting units did not exceed their estimated fair values and therefore no impairment existed.
March 31, 2013
During the three months ended March 31, 2013 the Company's IT professional services (ITPS) reporting unit, which provides specialized information technology services exclusively to government customers in the U.S., experienced a decline in revenues as a result of reduced government spending in anticipation of sequestration and budget cuts. Additionally, there was uncertainty regarding how the sequestration cuts would be implemented and the impact they will have on contractors supporting the government. As a result of these events, the Company determined that an interim impairment test of the reporting unit's goodwill should be performed.
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

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

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
September 30, 2011
At September 30, 2011, the Company performed its annual goodwill impairment test and determined that the respective book values of the Company’s reporting units did not exceed their estimated fair values and therefore no impairment existed.
The changes in the carrying amount of goodwill by operating segment are as follows:

In millions	Global Communications Solutions	Networking	Avaya Global Services	Total
Balance as of October 1, 2011	$1,426	$—	$2,653	4,079
Acquisitions	86	—	25	111
Adjustments	(1)	—	(1)	(2)
Balance as of September 30, 2012	$1,511	$—	$2,677	$4,188
Impairments	—	—	(89)	(89)
Adjustments	(3)	—	(4)	(7)
Balance as of September 30, 2013	$1,508	$—	$2,584	$4,092

Balance as of September 30, 2013:
Goodwill	$2,642	$—	$2,673	$5,315
Accumulated Impairment	(1,134)	—	(89)	(1,223)
	$1,508	$—	$2,584	$4,092
“Adjustments” substantially pertain to the reversal of business restructuring reserves, tax valuation allowances and the impact of foreign currency fluctuations.
6. Intangible Assets
Intangible assets include acquired technology, customer relationships, trademarks and trade-names and other intangibles. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to fifteen years.

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

The Company’s intangible assets consist of:

In millions	Acquired technology and patents	Customer relationships and other intangibles	Trademarks and trade names	Total
Gross Carrying Amount	$1,415	$2,272	$546	$4,233
Accumulated Amortization	(1,215)	(1,053)	—	(2,268)
Accumulated Impairment	—	—	(190)	(190)
Balance as of September 30, 2012	$200	$1,219	$356	$1,775
Gross Carrying Amount	$1,416	$2,272	$546	$4,234
Accumulated Amortization	(1,278)	(1,280)	—	(2,558)
Accumulated Impairment	—	—	(190)	(190)
Balance as of September 30, 2013	$138	$992	$356	$1,486
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
September 30, 2013
At September 30, 2013, the Company performed its annual test of recoverability of indefinite-lived intangible assets. The Company determined that the respective book values of the Company’s indefinite-lived intangible assets did not exceed their estimated fair values and therefore no impairment existed.
March 31, 2013
Prior to the goodwill testing discussed above, the Company tested the intangible assets and other long-lived assets of its ITPS reporting unit for impairment during the three months ended March 31, 2013 and no impairment was identified. The Company determined that no events had occurred or circumstances changed during the three months ended March 30, 2013 that would indicate that the intangible assets and long-lived assets of its other reporting units may not be recoverable.
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
September 30, 2011
At September 30, 2011, the Company performed its annual test of recoverability of indefinite-lived intangible assets. The Company determined that the respective book values of the Company’s indefinite-lived intangible assets did not exceed their estimated fair values and therefore no impairment existed.

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

Future amortization expense of intangible assets for the years ending September 30 is as follows:

In millions
2014	$279
2015	256
2016	248
2017	219
2018 and thereafter	128
Total	$1,130

7. Supplementary Financial Information
Consolidated Statements of Operations Information

	Fiscal years ended September 30,
In millions	2013	2012	2011
DEPRECIATION AND AMORTIZATION
Amortization of software development costs included in costs	$34	$36	$39
Amortization of intangible assets	290	418	483
Depreciation and amortization of property, plant and equipment and internal use software included in costs and operating expenses	130	110	131
Total depreciation and amortization	$454	$564	$653
OTHER (EXPENSE) INCOME, NET
Interest income	$2	$3	$5
Gain (loss) on foreign currency transactions and forward contracts	5	(21)	12
Third party fees incurred in connection with debt modification	(18)	—	(9)
Venezuela hyperinflationary and devaluation charges	(1)	—	—
Other, net	(2)	(2)	(3)
Total other (expense) income, net	$(14)	$(20)	$5
Consolidated Balance Sheet Information

	Fiscal years ended September 30,
In millions	2013	2012	2011
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Accounts Receivable:
Balance at beginning of year	$24	$28	$39
Charged to expense	6	(2)	(7)
Deductions	(2)	(2)	(4)
Balance at end of year	$28	$24	$28
Deferred Tax Asset Valuation Allowance:
Balance at beginning of year	$1,523	$1,410	$1,094
Charged to expense	(17)	56	238
(Deductions) additions	94	57	78
Balance at end of year	$1,600	$1,523	$1,410

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

	September 30,
In millions	2013	2012
PROPERTY, PLANT AND EQUIPMENT, NET
Land and improvements	$6	$17
Buildings and improvements	252	270
Machinery and equipment	285	275
Rental equipment	217	192
Assets under construction	16	16
Internal use software	138	127
Total property, plant and equipment	914	897
Less: Accumulated depreciation and amortization	(580)	(533)
Property, plant and equipment, net	$334	$364
Included in buildings and improvements, net, is $15 million under a capital lease related to an office facility acquired in the acquisition of NES and $2 million in a capital lease for equipment the Company entered into during fiscal 2012.

	September 30,
In millions	2013	2012	2011
ACCUMULATED OTHER COMPREHENSIVE LOSS
Change in unamortized pension, postretirement and postemployment benefit-related items, net of tax	$(949)	$(1,109)	$(1,111)
Foreign currency translation	(56)	(13)	(50)
Unrealized loss on term loan interest rate swap	—	(3)	(14)
Other	(1)	(1)	(3)
Accumulated other comprehensive loss	$(1,006)	$(1,126)	$(1,178)

Supplemental Cash Flow Information

	Fiscal years ended September 30,
In millions	2013	2012	2011
OTHER PAYMENTS
Interest payments	$473	$416	$371
Income tax payments	$39	$39	$44
NON-CASH FINANCING ACTIVITIES
Exchange of debt (1)	$1,384	$—	$—
Capital contribution (2)	$—	$31	$—
(1) Represents exchange of $642 million of senior unsecured cash-pay notes and $742 million of senior unsecured paid-in-kind toggle notes each originally due November 1, 2015 for $1,384 million of 10.50% senior secured notes due 2021. See Note 9, “Financing Arrangements.”
(2) In October 2011, Parent completed a $31 million acquisition and immediately merged the acquired entity with and into the Company, with the Company surviving the merger. See Note 4, “Business Combinations - Other Acquisitions."
8. Business Restructuring Reserves and Programs
Fiscal 2013 Restructuring Program
During fiscal 2013, the Company continued to identify opportunities to streamline operations and generate cost savings which included exiting facilities and eliminating employee positions. Restructuring charges recorded during fiscal 2013 associated with these initiatives, net of adjustments to previous periods, were $200 million and include separation costs primarily associated with employee severance actions in Europe, the Middle East and Africa (“EMEA”) and the U.S. In EMEA an approved plan provided for the elimination of 234 positions and resulted in a charge of $48 million. The elimination of employee positions identified in this action and the related payments are expected to be completed in fiscal 2015. The

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

separation charges include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the impacted employees. Enhanced separation plans were offered to certain management employees in the U.S. in the first and third quarters of fiscal 2013 and resulted in the elimination of 196 and 447 positions and restructuring charges of $9 million and $20 million, respectively for which the related payments are expected to be completed in fiscal 2014.
Restructuring charges also include $52 million of future lease obligations, which includes $32 million of lease obligations associated with the Frankfurt, Germany facility vacated during the year. The Company also has recorded restructuring charges related to facilities vacated in the United Kingdom and the U.S. The future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with vacating or consolidating of facilities during fiscal 2013 are expected to continue through fiscal 2021.
As the Company continues to evaluate and identify additional operational synergies, additional cost saving opportunities may be identified.
The following table summarizes the components of the fiscal 2013 restructuring program during the fiscal year ended September 30, 2013:

In millions	Employee Separation Costs	Lease Obligations	Total
2013 restructuring charges	$142	$52	$194
Cash payments	(78)	(7)	(85)
Impact of foreign currency fluctuations	—	1	1
Balance as of September 30, 2013	$64	$46	$110
Fiscal 2012 Restructuring Program
During fiscal 2012, the Company identified opportunities to streamline operations and generate cost savings which included exiting facilities and eliminating employee positions. Restructuring charges recorded during fiscal 2012 associated with these initiatives, net of adjustments to previous periods, were $147 million and include employee separation costs primarily associated with employee severance actions in Germany, as well as the US, EMEA excluding Germany and Canada. Employee separation charges included $70 million related to an agreement reached with the works council representing employees of certain of Avaya's German subsidiaries for the elimination of 327 positions. The headcount reductions identified in this action were completed in fiscal 2013 with the related payments to be completed in fiscal 2014. The payments include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. The payments related to the headcount reductions for the other actions taken, globally, excluding Germany, are expected to be completed in fiscal 2014. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with vacating or consolidating of facilities during fiscal 2012 were $17 million and are expected to continue through fiscal 2021.
The Company had initiated a plan to dispose of a Company owned facility in Munich, Germany and relocate to a new facility.  Accordingly, the Company had written the value of this asset down to its net realizable value of $3 million and reclassified the asset as held for sale.  Included in restructuring and impairment charges, net in the Statement of Operations is an impairment charge of $5 million for fiscal 2012. During the first quarter of fiscal 2013, the Company sold this facility for its net realizable value.

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

The following table summarizes the components of the fiscal 2012 restructuring program:

In millions	Employee Separation Costs	Lease Obligations	Total
2012 restructuring charges	$123	$17	$140
Cash payments	(62)	(4)	(66)
Impact of foreign currency fluctuations	(3)	(1)	(4)
Balance as of September 30, 2012	58	12	70
Cash payments	(51)	(4)	(55)
Adjustments (1)	(3)	3	—
Impact of foreign currency fluctuations	2	1	3
Balance as of September 30, 2013	$6	$12	$18

(1)
Included in adjustments are changes in estimates, whereby all increases and decreases in costs related to the fiscal 2012 restructuring program are recorded to the restructuring charges line item in operating expenses in the period of the adjustment.

Fiscal 2011 Restructuring Program
During fiscal 2011, the Company identified opportunities to streamline operations and generate cost savings which included exiting facilities and eliminating employee positions. Restructuring charges recorded during fiscal 2011 associated with these initiatives, net of adjustments to previous periods, were $189 million and include employee separation costs primarily associated with employee severance actions in Germany, as well as in Europe, EMEA and U.S. regions. Employee separation charges included $56 million associated with an agreement reached with the works council representing employees of certain of Avaya’s German subsidiaries for the elimination of 210 positions. Severance and employment benefits payments associated with this action are expected to be completed in fiscal 2014 and include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities are expected to continue through fiscal 2021.
The following table summarizes the components of the fiscal 2011 restructuring program:

In millions	Employee Separation Costs	Lease Obligations	Total
2011 restructuring charges	$155	$30	$185
Cash payments	(49)	(6)	(55)
Impact of foreign currency fluctuations	(5)	—	(5)
Balance as of September 30, 2011	101	24	125
Cash payments	(90)	(7)	(97)
Adjustments (1)	(2)	1	(1)
Impact of foreign currency fluctuations	(1)	(1)	(2)
Balance as of September 30, 2012	8	17	25
Cash payments	(7)	(5)	(12)
Adjustments (1)	—	3	3
Balance as of September 30, 2013	$1	$15	$16

(1)
Included in adjustments are changes in estimates, whereby all increases and decreases in costs related to the fiscal 2011 restructuring program are recorded to the restructuring charges line item in operating expenses in the period of the adjustment.

Fiscal 2008 through 2010 Restructuring Programs
During fiscal years 2008 through 2010, the Company identified opportunities to streamline operations and generate cost savings which included exiting facilities and eliminating employee positions. The payments related to the headcount reductions identified in those programs are expected to be completed in fiscal 2018. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities are expected to continue through fiscal 2021.

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

The following table aggregates the remaining components of the fiscal 2008 through 2010 restructuring programs:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of October 1, 2010	$102	$63	$165
Cash payments	(86)	(21)	(107)
Adjustments (1)	(3)	5	2
Impact of foreign currency fluctuations	1	—	1
Balance as of September 30, 2011	14	47	61
Cash payments	(9)	(13)	(22)
Adjustments (1)	1	(1)	—
Impact of foreign currency fluctuations	(1)	2	1
Balance as of September 30, 2012	5	35	40
Cash payments	(1)	(9)	(10)
Adjustments (1)	(2)	(1)	(3)
Impact of foreign currency fluctuations	—	(1)	(1)
Balance as of September 30, 2013	$2	$24	$26

(1)
Included in adjustments are changes in estimates, whereby all increases and decreases in costs related to the fiscal 2009 and 2010 restructuring program are recorded to the restructuring charges line item in operating expenses in the period of the adjustment. Included in adjustments are changes in estimates whereby all increases in costs related to the fiscal 2008 restructuring reserve are recorded in the restructuring charges line item in operating expenses in the period of the adjustments and decreases in costs are recorded as adjustments to goodwill.

As a result of restructuring programs noted above and cost saving initiatives to consolidate facilities, the Company completed a sale of one of its U.S. facilities. The Company is leasing a portion of this facility under a separate agreement from the sale. The Company changed its estimate of the salvage value and the useful life of the building to reflect the sales price and the closing date of the sale, respectively. The changes to the estimated salvage value and the useful life resulted in $21 million of additional depreciation expense for fiscal 2013, which is included in selling, general and administrative expenses.
9. Financing Arrangements
In connection with the Merger, on October 26, 2007, the Company entered into financing arrangements consisting of a senior secured credit facility, a senior unsecured credit facility, which later became senior unsecured notes and a senior secured multi-currency asset-based revolving credit facility, certain of which arrangements were amended on December 18, 2009 in connection with the acquisition of NES and amended on February 11, 2011 in connection with a debt refinancing. During fiscal 2013, the Company completed a series of transactions which allowed the Company to refinance term loans under its senior secured credit facility that originally matured October 26, 2014 and to refinance $1,384 million of senior unsecured notes that originally matured on November 1, 2015.
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

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

collateral on a junior-priority basis and (2) the exchange of $1,384 million of Old Notes for $1,384 million of 10.50% senior secured notes due 2021.
Long-term debt consists of the following:

	September 30,
In millions	2013	2012
Variable rate senior secured term B-1 loans due October 26, 2014	$—	$1,434
Variable rate senior secured term B-3 loans due October 26, 2017	2,127	2,152
Variable rate senior secured term B-4 loans due October 26, 2017	1	—
Variable rate senior secured term B-5 loans due March 31, 2018	1,141	—
9.75% senior unsecured cash pay notes due November 1, 2015	58	700
10.125%/10.875% senior unsecured PIK toggle notes due November 1, 2015	92	834
7% senior secured notes due April 1, 2019	1,009	1,009
9% senior secured notes due April 1, 2019	290	—
10.50% senior secured notes due March 1, 2021	1,384	—
Unaccreted discount	(16)	(8)
	6,086	6,121
Debt maturing within one year	(35)	(37)
Long-term debt	$6,051	$6,084
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
Borrowings under the term B-1 loans bore interest at a rate per annum equal to either a base rate or a LIBOR rate, in each case plus an applicable margin. The base rate was determined by reference to the higher of (1) the prime rate of Citibank, N.A. and (2) the federal funds effective rate plus 1/2 of 1%. The LIBOR rate was determined by a reference rate. The applicable margin for borrowings was 1.75% per annum with respect to the base rate and 2.75% per annum with respect to LIBOR borrowings.
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

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

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
Subsequent to the fiscal 2013 refinancing transactions, the Cash Flow Credit Agreement consists of (a) a senior secured multi-currency revolver allowing for borrowings of up to $200 million, (b) term B-3 loans with an outstanding principal amount as of September 30, 2013 of $2,127 million, (c) term B-4 loans with an outstanding principal amount as of September 30, 2013 of $1 million, and (d) term B-5 loans with an outstanding principal amount as of September 30, 2013 of $1,141 million.
The term B-3 loans, term B-4 loans and term B-5 loans each bear interest at a rate per annum equal to either a base rate (subject to a floor of 2.25% in the case of the term B-4 loans and term B-5 loans) or a LIBOR rate (subject to a floor of 1.25% in the case of the term B-4 loans and term B-5 loans), in each case plus an applicable margin. Subject to the floor described in the immediately preceding sentence the base rate is determined by reference to the higher of (1) the prime rate of Citibank, N.A. and (2) the federal funds effective rate plus 1/2 of 1%. The applicable margin for borrowings of term B-3 loans, term B-4 loans and term B-5 loans is 3.50%, 5.25% and 5.75%, respectively per annum with respect to base rate borrowings and 4.50%, 6.25% and 6.75%, respectively per annum with respect to LIBOR borrowings. The applicable margin on the term B-4 loans and term B-5 loans is subject to increase pursuant to the Cash Flow Credit Agreement in connection with the making of certain refinancing, extended or replacement term loans under the Cash Flow Credit Agreement with an Effective Yield (as defined in the Cash Flow Credit Agreement) greater than the applicable Effective Yield payable in respect of the applicable loans at such time plus 50 basis points.
The October 29, 2012, December 21, 2012 and February 13, 2013 amendments and restatements of the Cash Flow Credit Agreement represent debt modifications for accounting purposes. Accordingly, third party expenses of $6 million incurred in connection with the transactions were expensed as incurred and included in other income, net during fiscal 2013. Avaya’s financing sources that held term B-1 loans, term B-3 loans, term B-5 loans and/or revolving credit commitments under the Cash Flow Credit Agreement and consented to each amendment and restatement of the Cash Flow Credit Agreement received in aggregate a consent fee of $15 million. Fees paid to or on behalf of the holders of term loans in connection with the modification were recorded as a discount to the face value of the respective debt and are being accreted over the term of the debt as interest expense. Fees paid to or on behalf of the holders of the revolving credit commitments in connection with the modification were recorded as deferred debt issuance costs and are being amortized over the term of the debt as interest expense.
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
During fiscal 2013 and 2012, the Company paid $38 million and $37 million, respectively in aggregate quarterly principal payments on the senior secured term loans outstanding under the senior secured credit facility. In addition, the Company is required to prepay outstanding term loans based on its annual excess cash flow, as defined in the senior secured credit facility. No such excess cash payment was required during fiscal 2013 and 2012 based on fiscal 2012 and 2011 cash flows, respectively.

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

In connection with the senior secured credit facility, the Company entered into interest rate swaps to effectively convert a portion of the floating-rate debt into fixed rate debt. During fiscal 2013 and 2012, the Company made interest payments aggregating $193 million and $183 million, respectively, related to the term B-1 loans, term B-3 loans, term B-4 loans and term B-5 loans portion of this facility, net of related swaps. In addition to paying interest on outstanding principal under the senior secured credit facility, the Company is required to pay a commitment fee of 0.50% per annum in respect of unutilized commitments under the revolver portion of this facility. As of September 30, 2013 each of these interest rate swap agreements had matured and there were no outstanding interest rate swap agreements in effect.
Senior Unsecured Notes
The Company has issued senior unsecured cash-pay notes and senior unsecured PIK toggle notes, each due November 1, 2015. The interest rate for the cash-pay notes is fixed at 9.75% and the interest rates for the cash interest and PIK interest portions of the PIK-toggle notes are fixed at 10.125% and 10.875%, respectively. The Company may prepay the senior unsecured notes at 102.4375% of the cash-pay note and 102.5313% of the PIK-toggle note principal amount redeemed on November 1, 2012 which decreases to 100% of each on or after November 1, 2013. Upon the occurrence of specific kinds of changes of control, the Company will be required to make an offer to purchase the senior unsecured notes at 101% of their principal amount. If the Company or any of its restricted subsidiaries engages in certain asset sales, under certain circumstances the Company will be required to use the net proceeds to make an offer to purchase the senior unsecured notes at 100% of their principal amount. Substantially all of the Company’s U.S. 100%-owned subsidiaries are guarantors of the senior unsecured notes. At the time of their issuance, the Company had $700 million and $750 million of cash-pay and PIK-toggle notes, respectively. Immediately prior to March 7, 2013, the Company had $700 million and $834 million of cash-pay and PIK-toggle notes, respectively.
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
As discussed more fully below, on March 7, 2013, the Company completed an exchange offer (the “Exchange Offer”) in which $1,384 million of Old Notes (including $642 million of senior unsecured cash-pay notes and $742 million of senior unsecured PIK toggle notes) were exchanged for 10.50% senior secured notes due 2021. The Exchange Offer represents a debt modification for accounting purposes. Accordingly, third party expenses of $9 million incurred in connection with the transaction were expensed as incurred and included in other income, net during fiscal 2013. Avaya's financing sources that held the Old Notes that elected to exchange received a consent fee in aggregate of $4 million. Fees paid to or on behalf of the holders of the Old Notes in connection with the modification were recorded as a discount to the face value of the 10.50% senior secured notes due 2021 and are being accreted over the term of the debt as interest expense.
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

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

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
In connection with the acquisition of Radvision in June 2012, the Company borrowed $60 million under its senior secured multi-currency revolving asset-based credit facility. Following the completion of the acquisition, all amounts borrowed were repaid, in full, in the month of June 2012.
Borrowings under the ABL Credit Agreement bear interest at a rate per annum equal to, at the Company's option, either (a) a LIBOR rate plus a margin of 1.75% or (b) a base rate plus a margin of 0.75%. Any principal amount outstanding under this facility is payable in full on October 26, 2016.
At September 30, 2013 and 2012, there were no borrowings under this facility. At September 30, 2013 and 2012 there were $82 million and $77 million, respectively, of letters of credit issued in the ordinary course of business under the ABL Credit Agreement resulting in remaining availability of $228 million and $258 million, respectively.
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

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

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
The 10.50% Senior Secured Notes are redeemable commencing March 1, 2017 at 107.875% of the principal amount redeemed, which decreases to 105.250% on March 1, 2018, to 102.625% on March 1, 2019 and to 100% on or after March 1, 2020. The Company may redeem all or part of the notes at any time prior to March 1, 2017 at 100% of the principal amount redeemed plus a “make-whole” premium. In addition, the Company may redeem up to 35% of the original aggregate principal balance of the notes at any time prior to March 1, 2016 with the net proceeds of certain equity offerings at 110.5% of the aggregate principal amount redeemed. Upon the occurrence of specific kinds of changes of control, the Company will be required to make an offer to purchase the 10.50% Senior Secured Notes at 101% of their principal amount. If the Company or any of its restricted subsidiaries engages in certain asset sales, under certain circumstances the Company will be required to use the net proceeds to make an offer to purchase the 10.50% Senior Secured Notes at 100% of their principal amount.
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
The Company’s Cash Flow Credit Agreement, ABL Credit Agreement, and indentures governing its notes contain a number of covenants that, among other things and subject to certain exceptions, restrict the Company’s ability and the ability of certain of its subsidiaries to: (a) incur or guarantee additional debt and issue or sell certain preferred stock; (b) pay dividends on, redeem or repurchase capital stock; (c) make certain acquisitions or investments; (d) incur or assume certain liens; (e) enter into transactions with affiliates; (f) merge or consolidate with another company; (g) transfer or otherwise dispose of assets; (h) redeem subordinated debt; (i) incur obligations that restrict the ability of the Company’s subsidiaries to make dividends or other payments to the Company or Parent; and (j) create or designate unrestricted subsidiaries. They also contain customary affirmative covenants and events of default. As of September 30, 2013 and September 30, 2012, the Company was not in default under any of these agreements.
The weighted average interest rate of the Company’s outstanding debt as of September 30, 2013 and 2012 was 7.4% and 6.1%, respectively, excluding the impact of the interest rate swaps described in Note 10, “Derivatives and Other Financial Instruments."

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

Annual maturities of long-term debt for the next five years ending September 30 and thereafter consist of:

In millions
2014	$38
2015	53
2016	174
2017	38
2018	3,116
2019 and thereafter	2,683
$6,102
 Capital Lease Obligations
Included in other liabilities is $21 million and $24 million of capital lease obligations as of September 30, 2013 and 2012, respectively, primarily associated with an office facility.
10. Derivatives and Other Financial Instruments
Interest Rate Swaps
From time to time, the Company has entered into interest rate swap agreements to manage the amount of its floating rate debt in order to reduce its exposure to variable rate interest payments associated with certain borrowings under the Cash Flow Credit Agreement. As of September 30, 2013 each of these agreements has reached maturity and there are no outstanding interest rate swap agreements.
The fair value of each interest rate swap that is designated and qualifies as a cash flow hedge under ASC 815 is reflected as an asset or liability in the Consolidated Balance Sheets, reported as a component of other comprehensive income (loss) and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on derivative instruments representing hedge ineffectiveness are recognized in current earnings. The fair value of each interest rate swap is estimated as the net present value of their projected cash flows at the balance sheet date.
The following table summarizes the (gains) and losses of the interest rate contracts qualifying and designated as cash flow hedging instruments:

	Fiscal years ended September 30,
In millions	2013	2012	2011
(Gain) Loss on interest rate swaps
Recognized in other comprehensive loss	$(13)	$(18)	$(23)
Reclassified from accumulated other comprehensive loss into interest expense	$13	$25	$42
Recognized in operations (ineffective portion)	$—	$—	$—
Foreign Currency Forward Contracts
The Company utilizes foreign currency forward contracts primarily to manage short-term exchange rate exposures on certain receivables, payables and intercompany loans residing on foreign subsidiaries’ books, which are denominated in currencies other than the subsidiary’s functional currency. When those items are revalued into the subsidiaries’ functional currencies at the month-end exchange rates, the fluctuations in the exchange rates are recognized in the Consolidated Statements of Operations as other (expense) income, net. Changes in the fair value of the Company’s foreign currency forward contracts used to offset these exposed items are also recognized in the Consolidated Statements of Operations as other income (expense), net in the period in which the exchange rates change.
The losses of the foreign currency forward contracts included in other (expense) income, net were $10 million, $4 million and $7 million for fiscal 2013, 2012 and 2011, respectively.

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

The notional amount of the Company's financial instruments represents the face amount of the contractual arrangements and the basis on which U.S. dollars are to be exchanged. It is not a measure of market or credit exposure. The following table summarizes these notional amounts that principally represent the equivalent in U.S. dollars for contracts in their respective currencies:

	September 30,
In millions	2013	2012
Indian rupee	$38	$28
Japanese yen	22	26
Euros	14	13
Swiss franc	11	—
British pound sterling	11	11
Chinese yuan	7	15
All other foreign currencies	46	48
	$149	$141
The following table summarizes the estimated fair value of derivatives:

In millions	September 30, 2013			September 30, 2012
Balance Sheet Location	Total	Foreign Currency Forward Contracts	Interest Rate Swaps	Total	Foreign Currency Forward Contracts	Interest Rate Swaps
Other current assets	$1	$1	$—	$2	$2	$—
Other current liabilities	—	—	—	(15)	—	(15)
Net Liability	$1	$1	$—	$(13)	$2	$(15)
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

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

Asset and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and 2012 were as follows:

	September 30, 2013
	Fair Value Measurements Using
In millions	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Current Assets:
Foreign currency forward contracts	$1	$—	$1	$—
Other Non-Current Assets:
Investments	$2	$1	$1	$—

	September 30, 2012
	Fair Value Measurements Using
In millions	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Current Assets:
Foreign currency forward contracts	$2	$—	$2	$—
Investments	1	1	—	—
	$3	$1	$2	$—
Other Non-Current Assets:
Investments	$4	$2	$2	$—
Other Current Liabilities:
Interest rate swaps	$15	$—	$15	$—
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
The fair value of goodwill and the total loss for the ITPS reporting unit measured on a nonrecurring basis during the three months ended March 31, 2013 was as follows:

	Fair Value Measurements Using
In millions	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Goodwill of ITPS reporting unit:	$44	$—	$—	$44	$89
During the three months ended March 31, 2013, the Company performed an impairment test of goodwill for the ITPS reporting unit. Using level 3 inputs, the Company estimated the implied fair value of its goodwill to be $44 million as compared with a carrying value of $133 million and recorded an impairment to goodwill of $89 million. See Note 5, “Goodwill.”
Fair Value of Financial Instruments
The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximate carrying values because of the short-term nature of these instruments.
On October 3, 2011 and October 3, 2012, the Company advanced $8 million and $10 million to Parent, each in exchange for a note receivable. The proceeds of such notes were used by Parent to fund, in part, an acquisition of all outstanding shares of a unified communications products and services provider. Immediately upon completing the acquisition, Parent merged the acquired entity with and into Avaya Inc., with Avaya Inc. surviving the merger.
The principal amount of these notes plus any accrued and unpaid interest are due in full October 3, 2014 and October 3, 2015 with interest at the rate of 1.63% and 0.93% per annum, respectively. These notes are included in other assets in the Company's Consolidated Balance Sheets. The estimated fair value of the $8 million note receivable was $8 million and $6 million at September 30, 2013 and September 30, 2012, respectively. The estimated fair value of the $10 million note receivable was $9 million at September 30, 2013. The estimated fair value of each note was determined based on a Level 2 input using discounted cash flow techniques.
The estimated fair values of the amounts borrowed under the Company’s financing arrangements at September 30, 2013 and September 30, 2012 were estimated based on a Level 2 input using quoted market prices for the Company’s debt which is subject to infrequent transactions (i.e. a less active market).
The estimated fair values of the amounts borrowed under the Company’s credit agreements at September 30, 2013 and September 30, 2012 are as follows:

	September 30, 2013		September 30, 2012
In millions	Principal Amount	Fair Value	Principal Amount	Fair Value
Variable rate senior secured term B-1 loans due October 26, 2014	$—	$—	$1,434	$1,392
Variable rate senior secured term B-3 loans due October 26, 2017	2,127	1,898	2,152	1,960
Variable rate senior secured term B-4 loans due October 26, 2017	1	1	—	—
Variable rate senior secured term B-5 loans due March 31, 2018	1,141	1,078	—	—
9.75% senior unsecured cash pay notes due November 1, 2015	58	57	700	622
10.125%/10.875% senior unsecured PIK toggle notes due November 1, 2015	92	91	834	749
7% senior secured notes due April 1, 2019	1,009	941	1,009	938
9% senior secured notes due April 1, 2019	290	281	—	—
10.50% senior secured notes due March 1, 2021	1,384	1,110	—	—
Total	$6,102	$5,457	$6,129	$5,661

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

12. Income Taxes
The provision for income taxes is comprised of U.S. federal, state and non-U.S. taxes. A reconciliation of the Company’s loss before income taxes at the U.S. federal statutory rate to the benefit from (provision for) income taxes is as follows:

	Fiscal years ended September 30,
In millions	2013	2012	2011
Income tax benefit computed at the U.S. federal statutory rate of 35%	$143	$117	$278
State and local income taxes, net of federal income tax effect	25	3	(3)
Tax differentials on foreign earnings	(44)	16	(106)
Taxes on unremitted foreign earnings and profits	(22)	(51)	—
Nondeductible portion of goodwill impairment	(29)	—	—
Other differences—net	(21)	—	(13)
Audit settlements	(21)	(18)	—
Valuation allowance	14	(75)	(224)
Benefit from (provision for) income taxes	$45	$(8)	$(68)
In fiscal 2013, the $14 million net increase to the benefit for income taxes for the valuation allowance relates to a $33 million decrease in U.S. deferred tax assets offset by a $19 million increase in non-U.S. deferred tax assets, primarily in Germany and Luxembourg. The U.S. decrease is primarily attributable to changes in deferred tax assets related to the Company’s pension benefits. In fiscal 2013, the Company recorded a federal, foreign and state income tax charge of $96 million, $3 million, and $10 million, respectively to other comprehensive income primarily relating to the tax effect of unrealized gains associated with the Company’s pension benefits. As a result of the charge to other comprehensive income for this tax effect the Company recognized an income tax benefit in the Consolidated Statement of Operations and less current period valuation allowance was required against the Company’s deferred tax assets.
In fiscal 2012, the $75 million of net increase to the provision for income taxes for the valuation allowance relates to a $140 million increase in non-U.S. deferred tax assets, primarily in Germany and Luxembourg offset by a net $65 million decrease in U.S. deferred tax assets . The U.S. decrease is primarily attributable to changes in deferred tax assets related to the Company’s post-employment benefits. In fiscal 2012, the Company recorded a federal and state income tax charge of $56 million and $6 million, respectively to other comprehensive income primarily relating to the tax effect of unrealized gains associated with the Company’s post-employment benefits. As a result of the charge to other comprehensive income for this tax effect the Company recognized an income tax benefit in the Consolidated Statement of Operations and less current period valuation allowance was required against the Company’s deferred tax assets.
In fiscal 2011, the $224 million of net increase in the provision for income taxes for the valuation allowance relates to $197 million of deferred tax assets generated from pre-tax book tax losses in the U.S. and $27 million outside of the U.S., primarily in Germany.

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

The following table presents the U.S. and foreign components of loss before income taxes and the benefit from (provision for) income taxes:

	Fiscal years ended September 30,
In millions	2013	2012	2011
LOSS BEFORE INCOME TAXES:
U.S.	$(316)	$(199)	$(587)
Foreign	(93)	(137)	(208)
Loss before income taxes	$(409)	$(336)	$(795)
PROVISION FOR INCOME TAXES:
CURRENT
Federal	$(1)	$—	$1
State and local	1	(2)	(3)
Foreign	(66)	(43)	(69)
	(66)	(45)	(71)
DEFERRED
Federal	90	39	(15)
State and local	19	5	—
Foreign	2	(7)	18
	111	37	3
Benefit from (provision for) income taxes	$45	$(8)	$(68)
The components of deferred tax assets and liabilities as of September 30, 2013 and 2012 are as follows:

	September 30,
In millions	2013	2012
DEFERRED INCOME TAX ASSETS:
Benefit obligations	$668	$793
Accrued liabilities	83	69
Net operating losses / credit carryforwards	1,184	1,110
Property, plant and equipment	49	34
Other	3	44
Valuation allowance	(1,600)	(1,523)
Gross deferred income tax assets	387	527
DEFERRED INCOME TAX LIABILITIES:
Goodwill and intangible assets	(438)	(506)
Other	(19)	(85)
Accrued liabilities	(87)	(79)
Gross deferred income tax liabilities	(544)	(670)
Net deferred income tax liabilities	$(157)	$(143)
As of September 30, 2013, the Company had tax-effected net operating loss (“NOL”) carryforwards of $1,101 million, comprised of $556 million for U.S. federal, state and local taxes and $545 million for foreign taxes, including $197 million, $283 million and $29 million in Germany, Luxembourg and France, respectively. U.S. federal and state NOL carryforwards expire through the year 2031, with the majority expiring in excess of 10 years. The majority of foreign NOL carryforwards have no expiration. Additionally, the Company has various other tax credit carry-forwards totaling $83 million. Of this total, $21 million expire within 5 years, $25 million expire between 5 and 15 years, $20 million expire in excess of 15 years, and the remaining have no expiration.
As a result of the Merger in October 2007, a significant change in the ownership of the Company occurred which, pursuant to Section 382 of the Internal Revenue Code, will limit on an annual basis the Company's ability to utilize its pre-Merger U.S. federal NOLs and U.S. federal tax credits. The Company's NOLs and credits will continue to be available to offset taxable income and tax liabilities (until such NOLs and credits are either used or expire) subject to the Section 382 annual limitation. If the annual limitation amount is not fully utilized in a particular tax year, then the unused portion from that particular tax year

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

will be added to the annual limitation in subsequent years. On June 9, 2011, Parent filed with the Securities and Exchange Commission a registration statement on Form S-1 relating to a proposed initial public offering of its common stock. The Company does not believe that this share issuance will itself, or when aggregated with other prior shareholder ownership changes during the applicable testing period, cause an ownership change that would further limit, on an annual basis, its ability to utilize its current U.S. federal net operating losses and U.S. federal tax credits.
In fiscal years 2008 through 2013, the Company has incurred significant book taxable losses in the U.S. The Company also incurred and expects to continue to incur significant interest expense related to its debt and amortization and depreciation expense associated with the Merger and acquisition of NES. As a result of pre-tax losses incurred subsequent to the Merger, as of September 30, 2013, excluding the U.S. deferred tax liabilities on indefinite-lived intangible assets, the Company’s deferred tax assets exceed its deferred tax liabilities in the U.S. and the Company is in a three-year cumulative book taxable loss position in the U.S.
In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considered the scheduled reversal of deferred tax assets and liabilities, projected future taxable income, and certain tax planning strategies in making this assessment. Based on this assessment in fiscal 2013, the Company determined that it is more likely than not that the deferred tax assets in certain significant jurisdictions, including the U.S., Canada, Ireland, Germany, Luxembourg, Spain and France, will not be realized to the extent they exceed the scheduled reversal of deferred tax liabilities. The recognition of valuation allowances will continue to adversely affect the Company's effective income tax rate.
At September 30, 2013, the valuation allowance of $1,600 million is comprised of $971 million relating to U.S. deferred tax assets and $629 million relating to foreign deferred tax assets for which $296 million, $282 million and $29 million relates to the Company's German, Luxembourg and French subsidiaries, respectively. In fiscal 2013, the Company recorded an increase of $77 million to its valuation allowance. The increase in the valuation allowance is comprised of a $94 million change to net deferred tax assets primarily related to other changes in other comprehensive income offset by a $17 million benefit included in the provision for income taxes (which includes $14 million for federal and international income taxes and $3 million for state income taxes).
As of September 30, 2012, the Company changed its indefinite reinvestment of undistributed foreign earnings assertion with respect to its non-U.S. subsidiaries. As of September 30, 2013, the Company has an outside basis difference of $394 million with a deferred tax liability of $93 million with respect to earnings and profits of $196 million. The Company is permanently reinvested on the remaining basis difference and it is not practicable to determine the associated amount of unrecognized deferred tax liability. During fiscal 2013, the Company recorded an additional deferred tax liability of $19 million related to foreign earnings and profits. The tax charge was partially offset by the recognition of a $17 million benefit for deferred tax assets in the U.S., with the residual charge of $2 million relating to non-U.S. taxes.
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
The Company’s policy is to include interest and penalties related to income taxes within the benefit from (provision for) income taxes. Included in the calculation of benefit from (provision for) income taxes in fiscal 2013, 2012 and 2011 is interest expense of $1 million, interest expense of $2 million and interest benefit of $1 million, respectively. As of September 30, 2013, the Company had gross unrecognized tax benefits (“UTB”) of $268 million. Also, included in non-current liabilities is $9 million relating to audits by state and local and foreign taxing authorities for the periods prior to the Company’s separation from Alcatel-Lucent pursuant to the Tax Sharing Agreement. Further, an additional $38 million for gross interest and penalties relating to these amounts had been classified as non-current liabilities. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in connection with these tax liabilities. The Company files corporate income tax returns with the federal government in the U.S. and with multiple U.S. state and local jurisdictions and non-U.S. tax jurisdictions. In the ordinary course of business these income tax returns will be examined by the tax authorities. The Internal Revenue Service has concluded its examination of the Company’s U.S. federal income tax returns for fiscal years ended September 30, 2007, 2008 and 2009, including the period from October 1, 2007 through October 26, 2007. The settlement had an inconsequential impact on the tax provision for fiscal 2012. Various state, local, and foreign income tax returns, such as the U.K. and Ireland, are under examination by taxing authorities for tax years ranging from 2001 through 2012. It is reasonably possible that the total amount of UTB will increase or decrease in the next 12 months as a result of these examinations; however, quantification of an estimated range cannot be made at this time.

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

The following table summarizes the changes in the gross UTB liability for fiscal 2013, 2012 and 2011:

In millions
Gross UTB balance at October 1, 2010	$185
Additions based on tax positions relating to the period	36
Additions based on tax positions relating to prior periods	17
Settlements with taxing authorities	(7)
Statute of limitations expirations	(5)
Gross UTB balance at September 30, 2011	226
Additions based on tax positions relating to the period	28
Additions based on tax positions relating to prior periods	(1)
Settlements with taxing authorities	(4)
Statute of limitations expirations	(1)
Gross UTB balance at September 30, 2012	248
Additions based on tax positions relating to the period	22
Change to tax positions relating to prior periods	4
Settlements with taxing authorities	(1)
Statute of limitations expirations	(5)
Gross UTB balance at September 30, 2013	$268
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
Effective October 12, 2011 and November 18, 2011, the Company entered into a two-year contract extension with the Communications Workers of America (“CWA”) and the International Brotherhood of Electrical Workers (“IBEW”), respectively. With the contract extension, the contract with CWA and IBEW now terminates on June 7, 2014. The contract extension did not affect the level of pension and postretirement benefits available to U.S. employees of the Company who are represented by the CWA or IBEW (“represented employees”). Based on the terms of the contract as extended, and the results of a recent analysis which projects the Voluntary Employee Beneficiary Association trust assets will be exhausted and participants will begin contributing toward coverage in calendar year 2016, the actuary changed its assumption regarding whether participants will opt out of coverage. The impact of this change in assumption was a $50 million reduction to the accumulated postretirement benefit obligation as of September 30, 2012.
The Company's general funding policy with respect to the qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations, or to directly pay benefits where appropriate. Contributions to the U.S. pension plans were $108 million, $101 million and $75 million in fiscal 2013, 2012 and 2011, respectively. Contributions to the non-U.S. pension plans were $25 million, $22 million and $21 million in fiscal 2013, 2012 and 2011, respectively. The contributions to the U.S. pension plans were $6 million for each of the fiscal years 2013, 2012 and 2011 for certain pension benefits that were not pre-funded, and cash contributions of $102 million, $95 million and $69 million to satisfy the minimum statutory funding requirements, respectively. In fiscal 2014, the Company estimates that it will make contributions of $7 million for certain U.S. pension benefits that are not pre-funded, contributions totaling $144 million to satisfy the minimum statutory funding requirements in the U.S. and contributions totaling $29 million for non-U.S. plans.
Most post-retirement medical benefits are not pre-funded. Consequently, the Company makes payments directly to the claims administrator as retiree medical benefit claims are disbursed. These payments are funded by the Company up to the maximum contribution amounts specified in the plan documents and contract with the CWA and IBEW, and contributions from the

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

participants, if required. In addition to these payments, in compliance with the terms of the contract with the CWA and IBEW, at the beginning of each calendar year 2010 through 2012 , the Company contributed an additional $5 million to the represented employees' post-retirement health trust to fund retirement medical benefits for the U.S. represented employees. At the end of each calendar year, any unused portion of the contributions is carried forward to offset the subsequent year's retiree medical and dental costs, if any, which would otherwise be the obligation of the retirees. As a result, contributions plus payments for retiree medical and dental benefits were $52 million, $58 million and $63 million in fiscal 2013, 2012 and 2011 respectively. In fiscal 2014, we estimate Company payments for retiree medical and dental benefits will total $46 million.
A reconciliation of the changes in the benefit obligations and fair value of assets of the defined benefit pension and postretirement plans, the funded status of the plans, and the amounts recognized in the Consolidated Balance Sheets is provided in the table below:

	Pension Benefits U.S.		Pension Benefits Non-U.S.		Postretirement Benefits
	September 30,		September 30,		September 30,
In millions	2013	2012	2013	2012	2013	2012
CHANGE IN BENEFIT OBLIGATION
Benefit obligation as of beginning of period	$3,542	$3,323	$571	$479	$564	$702
Liability assumed in the Acquisitions	—	—	—	3	—	—
Service cost	6	6	7	7	3	3
Interest cost	137	149	21	22	20	30
Employee contributions	—	—	—	—	13	15
Amendments	—	—	—	—	—	(78)
Actuarial loss (gain)	(284)	288	(5)	96	(31)	(27)
Benefits paid	(229)	(225)	(23)	(21)	(69)	(79)
Exchange rate movements	—	—	25	(18)	—	—
Curtailments, settlements and other	2	1	—	3	—	(2)
Benefit obligation as of end of period	$3,174	$3,542	$596	$571	$500	$564
CHANGE IN PLAN ASSETS
Fair value of plan assets as of beginning of period	$2,271	$2,099	$47	$37	$153	$137
Asset assumed in the Acquisitions	—	—	—	3	—	—
Actual return on plan assets	26	296	(1)	7	15	22
Employer contributions	108	101	25	22	52	58
Employee contributions	—	—	—	—	13	15
Benefits paid	(229)	(225)	(23)	(21)	(69)	(79)
Exchange rate movements	—	—	2	(1)	—	—
Settlements and other	—	—	1	—	—	—
Fair value of plan assets as of end of period	$2,176	$2,271	$51	$47	$164	$153
AMOUNT RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSISTS OF:
Noncurrent assets	$—	$—	$1	$—	$—	$—
Accrued benefit liability, current	(7)	(7)	(27)	(25)	(46)	(51)
Accrued benefit liability, noncurrent	(991)	(1,264)	(519)	(499)	(290)	(360)
Net amount recognized	$(998)	$(1,271)	$(545)	$(524)	$(336)	$(411)
AMOUNT RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS (PRE-TAX) CONSISTS OF:
Net prior service cost (credit)	$5	$6	$—	$—	$(62)	$(87)
Net actuarial loss	943	1,211	97	104	73	116
Net amount recognized	$948	$1,217	$97	$104	$11	$29

In fiscal 2013, the weighted average discount rates used to determine the U.S. pension and postretirement benefit obligations as of the balance sheet date, increased by 81 basis points and 81 basis points, respectively. This resulted in a $288 million reduction to the Company’s U.S. pension obligation and a $41 million reduction to the Company’s postretirement benefit obligation. The weighted average discount rate used to determine the non-U.S. pension obligation remained unchanged at 3.61%.

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

Also, as a result of restructuring initiatives during fiscal 2013, the U.S. pension and postretirement plans for salaried employees experienced a curtailment. A $2 million loss was recognized with respect to curtailment of the pension plan, and $11 million gain was recognized with respect to curtailment of the postretirement plan.
In fiscal 2012, the Company completed acquisitions which included a defined benefit pension plan consisting of a projected benefit obligation and plan assets both valued at $3 million as of the acquisition date. Also, as a result of restructuring initiatives during fiscal 2012, the U.S. pension and postretirement plans for represented employees, and certain non-U.S. pension plans experienced a curtailment. The impact of the curtailment on the projected benefit obligation for these plans was a $1 million increase, $2 million decrease, and $3 million increase, respectively.
The following table provides the accumulated benefit obligation for all defined benefit pension plans and information for pension plans with an accumulated benefit obligation in excess of plan assets:

	U.S. Plans		Non - U.S. Plans
	September 30,		September 30,
In millions	2013	2012	2013	2012
Accumulated Benefit Obligation for all plans	$3,174	$3,542	$577	$554
Plans with Accumulated Benefit Obligation in Excess of Plan Assets
Projected Benefit Obligation	$3,174	$3,542	$592	$528
Accumulated Benefit Obligation	3,174	3,542	573	517
Fair Value of Plan Assets	2,176	2,271	46	8
Estimated future benefits expected to be paid in each of the next five fiscal years, and in aggregate for the five fiscal years thereafter, are presented below:

	Pension Benefits		Other Benefits	Federal Prescription Drug Subsidy Receipts
In millions	US	Non-U.S.
2014	$219	$28	$50	$2
2015	213	27	47	2
2016	213	28	43	3
2017	213	28	39	3
2018	212	28	36	4
2019—2023	1,058	150	152	21
Total	$2,128	$289	$367	$35
The components of net periodic benefit cost (credit) for the pension plans are provided in the table below:

	Pension Benefits - U.S.			Pension Benefits - Non-U.S.
	Year ended September 30,			Year ended September 30,
In millions	2013	2012	2011	2013	2012	2011
Components of net periodic benefit cost (credit)
Service cost	$6	$6	$6	$7	$7	$9
Interest cost	137	149	150	21	22	23
Expected return on plan assets	(162)	(171)	(174)	(2)	(2)	(2)
Amortization of unrecognized prior service cost	1	1	1	—	—	—
Amortization of previously unrecognized net actuarial loss	120	101	64	5	—	1
Curtailment, settlement loss	2	2	—	—	3	7
Net periodic benefit cost	$104	$88	$47	$31	$30	$38

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

 The components of net periodic benefit cost (credit) for the postretirement plans are provided in the table below:

	Postretirement Benefits - U.S.
	Year ended September 30,
In millions	2013	2012	2011
Components of net periodic benefit cost (credit)
Service cost	$3	$3	$3
Interest cost	20	30	31
Expected return on plan assets	(10)	(11)	(11)
Amortization of unrecognized prior service cost	(14)	1	4
Amortization of previously unrecognized net actuarial loss	7	8	2
Curtailment, settlement gain	(11)	—	—
Net periodic benefit cost (credit)	$(5)	$31	$29
Other changes in plan assets and benefit obligations recognized in other comprehensive loss are provided in the table below:

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits - U.S.
	Year ended September 30,		Year ended September 30,		Year ended September 30,
In millions	2013	2012	2013	2012	2013	2012
Net loss (gain)	$(148)	$165	$(2)	$94	$(36)	$(40)
Prior service cost (credit)	—	—	—	—	—	(78)
Amortization of prior service cost (credit)	(1)	(1)	—	—	14	(1)
Amortization of net loss (gain)	(120)	(101)	(5)	—	(7)	(8)
Prior service cost (credit) and net loss (gain) recognition due to curtailment	—	(2)	—	(3)	11	—
Total recognized in other comprehensive loss	$(269)	$61	$(7)	$91	$(18)	$(127)
Total recognized in net periodic benefit cost and other comprehensive loss	$(165)	$149	$24	$121	$(23)	$(96)
The estimated amounts to be amortized from accumulated other comprehensive income/loss into net periodic benefit cost during fiscal 2014 are provided in the table below:

In millions	Pension Benefits - US	Pension Benefits - Non-US	Postretirement Benefits
Amortization of prior service cost	$1	$—	$(12)
Recognized net actuarial loss	82	4	4
	$83	$4	$(8)
The weighted average assumptions used to determine the benefit obligation for the pension and postretirement plans are provided in the table below:

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012
Weighted-average assumptions used to determine benefit obligations
Discount rate	4.75%	3.94%	3.61%	3.61%	4.62%	3.81%
Rate of compensation increase	4.00%	4.00%	3.44%	3.37%	4.00%	4.00%

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

The weighted average assumptions used to determine the net periodic benefit cost for the pension and postretirement plans are provided in the tables below:

	Pension Benefits - U.S.			Pension Benefits - Non-U.S.
	Year ended September 30,			Year ended September 30,
	2013	2012	2011	2013	2012	2011
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	3.94%	4.65%	4.95%	3.61%	4.99%	4.34%
Expected return on plan assets	8.00%	8.50%	8.50%	4.25%	5.11%	4.12%
Rate of compensation increase	4.00%	4.00%	4.00%	3.37%	3.37%	3.28%

	Postretirement Benefits
	Year ended September 30,
	2013	2012	2011
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	3.81%	4.58%	4.85%
Expected return on plan assets	7.00%	7.50%	7.50%
Rate of compensation increase	4.00%	4.00%	4.00%
The discount rate is subject to change each year, consistent with changes in rates of return on high-quality fixed-income investments currently available and expected to be available during the expected benefit payment period. The Company selects the assumed discount rate for its U.S. pension and postretirement plans by applying the rates from the AonHewitt AA Only and AonHewitt AA Only Above Median yield curves to the expected benefit payment streams and develops a rate at which it is believed the benefit obligations could be effectively settled. The Company follows a similar process for its non-U.S. pension plans by applying the published AonHewitt Euro AA corporate bond yield curve. Based on the published rates as of September 30, 2013, the Company used a weighted average discount rate of 4.75% for the U.S. pension plans, 3.61% for the non-U.S. pension plans, and 4.62% for the postretirement plans, an increase of 81 basis points and 81 basis points for the U.S. pension plans and postretirement plans, respectively, and no change for the non-U.S. pension plans from the rates used as of September 30, 2012. As of September 30, 2013, this had the effect of reducing the projected U.S. pension benefit obligation and the accumulated postretirement benefit obligation by approximately $288 million and $41 million, respectively. For fiscal 2014, this has the effect of increasing the U.S. pension and postretirement service cost by less than $1 million.
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
Based on an analysis of the U.S. qualified pension plans completed in fiscal 2013, the expected long-term rate of return for fiscal 2014 will remain at 8.0%. A 25 basis point change in the expected long-term rate of return will result in approximately a $5 million change in pension expense.
Based on an analysis of the postretirement plans completed in fiscal 2013, the long-term targeted asset allocation was changed to shift 10% of the asset allocation from equity securities to fixed income securities. As a result, the expected long-term rate of return for fiscal 2014 was changed to 6.9%, a reduction of 10 basis points from fiscal 2013. A 25 basis point change in the expected long-term rate of return will result in a change in postretirement expense of less than $1 million.
The assumed health care cost trend rates for postretirement benefit plans were as follows:

	September 30, 2013	September 30, 2012
Health care cost trend rate assumed for next year	7.7%	8.4%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2022	2020
The Company’s cost for postretirement healthcare claims is capped and the projected postretirement healthcare claims exceed the cap. Therefore, postretirement healthcare trend rates have no effect on the amounts reported for the postretirement health

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

care plan. As of September 30, 2013, neither a one-percentage-point increase nor a one-percentage-point decrease in the Company’s healthcare cost trend rates would have any impact on the postretirement benefit obligation and the service and interest cost components of net periodic benefit cost.
The weighted-average asset allocation of the pension and postretirement plans by asset category and target allocation is as follows:

	Pension Plan Assets - U.S.			Pension Plan Assets - Non-U.S.		Postretirement Plan Assets
	September 30,		Long-term Target	September 30,		September 30,		Long-term Target
Asset Category	2013	2012		2013	2012	2013	2012
Equity Securities	27%	24%	25%	6%	7%	49%	53%	45%
Debt Securities	48%	47%	46%	75%	76%	51%	47%	55%
Hedge Funds	8%	9%	10%	—%	—%	—%	—%	—%
Private Equity	5%	6%	4%	—%	—%	—%	—%	—%
Real Estate	4%	3%	3%	—%	—%	—%	—%	—%
Commodities	3%	2%	3%	—%	—%	—%	—%	—%
Other (1)	5%	9%	9%	19%	17%	—%	—%	—%
Total	100%	100%	100%	100%	100%	100%	100%	100%

(1)
The Other category for U.S. pension plan assets includes cash/cash equivalents and derivative financial instruments, and payables/receivables for pending transactions. The Other category for non-U.S. pension assets includes insurance contracts with a guaranteed interest credit.

The Company's asset investment strategy focuses on maintaining a diversified portfolio of professionally managed assets designed to optimize returns subject to a prudent level of risk. Risk management practices include diversification across asset classes and investment styles and periodic rebalancing toward asset allocation targets. An asset-liability study is performed on an annual basis for the pension plans, and on an as-necessary basis for the postretirement plans, to determine the optimal asset mix to meet future benefit obligations. The most recent asset-liability studies were completed in fiscal 2013 for the pension and postretirement plans.
As part of the Company's investment and risk management strategy, the U.S. pension plans enter into both derivatives and long bond portfolios to minimize their sensitivity to interest rate movements. The derivative financial instruments used in support of the interest rate risk management investment strategy include forwards, futures, and swaps. The use of derivative financial instruments for speculative purposes is prohibited by the Company's investment policy.
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

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

The following tables summarize the fair value of the U.S. pension plans assets by asset class:

	Fair Value Measurements of U.S. Pension Assets
	as of September 30, 2013
In millions	Level 1	Level 2	Level 3	Total
U.S. Government debt securities (b)	—	248	—	248
Corporate debt securities (c):
Investment grade	—	261	—	261
High-yield	—	80	—	80
Equity securities (d):
U.S. large/mid-cap	72	—	—	72
U.S. small cap	27	—	—	27
Non-U.S. equity	74	—	—	74
Real estate (e)	—	8	73	81
Private equity (f)	—	—	100	100
Investment funds (g):
Cash and cash equivalents	—	107	—	107
Investment grade corporate debt	—	290	—	290
High-yield debt	43	—	—	43
Emerging market debt	—	115	—	115
U.S. equity	—	187	—	187
Non-U.S. equity	—	147	—	147
Emerging market equity	—	91	—	91
Multi-strategy hedge funds (h)	—	177	8	185
Commodities (i)	—	60	—	60
Derivative instruments (j)	—	(9)	—	(9)
Other plan assets (liabilities)	—	17	—	17
Total plan assets at fair value	$216	$1,779	$181	$2,176

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

(a)
Includes cash collateral, certificates of deposit, commercial paper, securities issued or guaranteed by the U.S. government or its agencies with less than one year to maturity, and repurchase agreements which are valued at cost plus accrued interest.

(b)
Includes U.S. treasury bonds, notes and inflation linked bonds, as well as FNMA pools, which are generally valued using institutional bid evaluations from various contracted pricing vendors. Institutional bid evaluations are estimated prices that represent the price a dealer would pay for a security. Pricing inputs to the institutional bid evaluation vary by security, and include benchmark yields, reported trades, unadjusted broker/dealer quotes, issuer spreads, bids, offers or other observable market data.

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

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

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

(f)
Includes limited partner interests in various limited partnerships (“LP”) that invest primarily in U.S. and non-U.S. investments either directly, or through other partnerships or funds with a focus on venture capital, buyouts, expansion capital, or companies undergoing financial distress or significant restructuring. The fair value of the net assets of the LPs and of the capital account of each investor is determined by the GP of each LP. Marketable securities held by the LPs are valued based on the closing price on the valuation date on the exchange where they are principally traded and may be adjusted for legal restrictions, if any. Investments without a public market are valued based on assumptions made and valuation techniques used by the GP, which consist of unobservable inputs. Such valuation techniques may include discounted cash flow analysis, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties. The LPs are typically funded over time as capital is needed to fund purchases, and distributions are received as the partnerships liquidate their underlying asset holdings. There have not been any new commitments to private equity since 2007, and no new commitments are expected under current asset allocation targets. Therefore, full liquidation of all existing LPs is expected to be completed by the year 2019.

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

(h)
Includes hedge fund of funds and hedge funds that pursue multiple strategies to diversify risks and reduce volatility. The funds account for their portfolio of assets at fair value and calculate the NAV of their fund on a monthly basis. The funds limit the frequency of redemptions to manage liquidity and protect the interests of the fund and its shareholders. Several of the funds, with a fair value totaling $8 million as of September 30, 2013, are in the process of liquidation and cannot provide an estimate as to when the liquidation will be completed. However, since trades (purchases and redemptions) are executed using the NAV as calculated on the trade date, the undiscounted NAV as reported by the fund is used as the fair value measurement.

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

The following tables summarize the changes in fair value of Level 3 U.S. pension plan assets:

	Level 3 U.S. Pension Plan Asset Activity
	Fiscal year ended September 30, 2013
In millions	Corporate Debt Securities	Real Estate	Private Equity	Hedge Funds	Total
Balance at October 1, 2012	$5	$70	$123	$29	$227
Realized gains/(losses)	—	3	(10)	—	(7)
Unrealized gains/(losses) relating to investments still held at the end of the period	—	8	27	—	35
Purchases, sales and settlements (net)	—	(8)	(40)	(1)	(49)
Transfers in/(out)	(5)	—	—	(20)	(25)
Balance at September 30, 2013	$—	$73	$100	$8	$181

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

	Level 3 U.S. Pension Plan Asset Activity
	Fiscal year ended September 30, 2012
In millions	Corporate Debt Securities	Real Estate	Private Equity	Hedge Funds	Total
Balance at October 1, 2011	$4	$61	$148	$13	$226
Realized gains/(losses)	—	—	(11)	1	(10)
Unrealized gains relating to investments still held at the end of the period	1	6	17	(1)	23
Purchases, sales and settlements (net)	—	2	(31)	16	(13)
Transfers in/(out)	—	1	—	—	1
Balance at September 30, 2012	$5	$70	$123	$29	$227
The following table summarizes the fair value of the non-U.S. pension plan assets by asset class:

	Fair Value Measurements of Non-U.S. Pension Assets
	as of September 30, 2013
In millions	Level 1	Level 2	Level 3	Total
Investment funds:
Equity securities	$—	$3	$—	$3
Debt securities	—	2	—	2
Insurance contracts (a)	—	46	—	46
Total plan assets at fair value	$—	$51	$—	$51

	Fair Value Measurements of Non-U.S. Pension Assets
	as of September 30, 2012
In millions	Level 1	Level 2	Level 3	Total
Investment funds:
Equity securities	$—	$3	$—	$3
Debt securities	—	1	—	1
Insurance contracts (a)	—	43	—	43
Total plan assets at fair value	$—	$47	$—	$47

(a)
Most non-U.S. pension plans are funded through insurance contracts, which provide for a guaranteed interest credit, and a profit-sharing adjustment based on the actual performance of the underlying investment assets of the insurer. The fair value of the contract is determined by the insurer based on the premiums paid by the Company plus interest credits plus the profit-sharing adjustment less benefit payments. The underlying assets of the insurer are invested in compliance with local rules or law, which tend to require a high allocation to fixed income securities. For example, in the Netherlands, where the pension plan assets account for 72% of the Company's total non-U.S. pension assets, the insurer's underlying asset allocation at September 30, 2013 was 100% bonds.

The following table summarizes the fair value of the postretirement plans assets by asset class:

	Fair Value Measurements of Postretirement Assets
	as of September 30, 2013
In millions	Level 1	Level 2	Level 3	Total
Investment funds:
Blended asset fund (a)	$10	$—	$—	$10
Group life insurance contracts (b)	—	154	—	154
Total plan assets at fair value	$10	$154	$—	$164

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

	Fair Value Measurements of Postretirement Assets
	as of September 30, 2012
In millions	Level 1	Level 2	Level 3	Total
Investment funds:
Blended asset fund (a)	$10	$—	$—	$10
Group life insurance contracts (b)	—	143	—	143
Total plan assets at fair value	$10	$143	$—	$153

(a)
An investment in a broadly diversified registered investment company (mutual fund). As of September 30, 2013, the fund asset allocation was approximately 70% fixed income securities, 21% U.S. equity and 9% non-U.S. equity. The fund values its security holdings each business day as of the close of regular trading on the New York Stock Exchange and computes a NAV by dividing the total fair value of its assets minus liabilities by the number of fund shares outstanding. The fair value of the Plan's investment in the fund is calculated by multiplying the NAV by the number of shares held by the Plan.

(b)
The group life insurance contracts are held in a reserve of an insurance company that provides for investment of pre-funding amounts in a family of pooled separate accounts. The fair value of each group life insurance contract is primarily determined by the value of the units it owns in the pooled separate accounts that back the policy. Each of the pooled separate accounts provides a unit NAV on a daily basis, which is based on the fair value of the underlying assets owned by the account. The postretirement plans can transact daily at the unit NAV without restriction. As of September 30, 2013, the asset allocation of the pooled separate accounts in which the contracts invest was approximately 45% fixed income securities, 27% U.S. equity securities, 23% non-U.S. equity securities and 5% long duration government credit securities.

Multi-employer Pension Plan
In connection with the Acquisition, the Company retained certain U.S. employees of NES that are covered by a multi-employer pension plan. Company contributions to this plan during fiscal 2013, 2012 and 2011 were less than $1 million annually.
Savings Plans
Substantially all of the Company’s U.S. employees are eligible to participate in savings plans sponsored by the Company. The plans allow employees to contribute a portion of their compensation on a pre-tax and after-tax basis in accordance with specified guidelines. Avaya matches a percentage of employee contributions up to certain limits. From March 1, 2009 through March 31, 2010, the Company suspended its contributions to all non-represented employees. Pursuant to a 2009 agreement, the Company suspended its contributions to all represented employees during the period January 1, 2010 through December 31, 2010. The Company’s expense related to these savings plans was $10 million, $18 million and $18 million in fiscal 2013, 2012 and 2011, respectively.
14. Share-based Compensation
The Avaya Holdings Corp. Amended and Restated 2007 Equity Incentive Plan (“2007 Plan”) governs the issuance of equity awards, including restricted stock units (“RSUs”) and stock options, to eligible plan participants. Key employees, directors, and consultants of the Company may be eligible to receive awards under the 2007 Plan. Each stock option, when vested and exercised, and each RSU, when vested, entitles the holder to receive one share of Parent’s common stock, subject to certain restrictions on their transfer and sale as defined in the 2007 Plan and related award agreements. As of September 30, 2013, Parent had authorized the issuance of up to 49,848,157 shares of its common stock under the 2007 Plan, in addition to 2,924,125 shares of common stock underlying certain continuation awards that were permitted to be issued at the time of the Merger.
Option Awards
Under the 2007 Plan, stock options may not be granted with an exercise price of less than the fair market value of the underlying stock of the Parent on the date of grant. Share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in accordance with the authoritative guidance. All options awarded under the 2007 Plan expire the earlier of ten years from the date of grant or upon cessation of employment, in which event there are limited exercise provisions allowed for vested options.
During the period from October 27, 2007 through September 30, 2009, the Company granted time-based, performance-based “EBITDA,” and market-based “multiple-of-money” options to purchase common stock of the Parent. Options granted during the period October 27, 2007 through September 30, 2008 have an exercise price of $5.00, and options granted during the year

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

ended September 30, 2009 have an exercise price of $3.80, which was the fair market value (as defined under the 2007 Plan) of the underlying shares at the time granted.
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
During the period November 18, 2009 through October 1, 2012, the Company granted time-based and multiple-of-money options to purchase common stock of Parent.
On February 25, 2013, the Compensation Committee of Parent's board of directors approved a stock option exchange program through which individuals holding multiple-of-money and EBITDA stock options could exchange them on a three-for-one basis for RSUs. The replacement RSUs will vest in full in December 2013. The tender offer was closed on April 30, 2013 and 45,500 EBITDA and 10,159,189 multiple-of-money options were tendered for exchange. In connection with the exchange offer, 3,401,654 replacement RSUs were granted which have an effective grant date of May 6, 2013.
Subsequent to October 1, 2012, the Company granted time-based options to purchase common stock of Parent. As a result of the stock option exchange programs offered in November 2009 and February 2013, outstanding stock options at September 30, 2013 consist of time-based stock options and those EBITDA and multiple-of-money stock options that were not tendered for exchange.
Time-based options vest over their performance periods and are payable in shares of the Parent’s common stock upon vesting and exercise. The performance period for time-based options is generally four years, with the exception of 5,850,000 time-based options granted during fiscal 2011 which vested 20% on December 18, 2009, the date on which the closing of the NES acquisition was completed, and will vest 20% annually thereafter for the following four years. Compensation expense equal to the fair value of the option measured on the grant date is recognized utilizing graded attribution over the requisite service period.
EBITDA options vest in equal installments each year over a four-year period assuming annual EBITDA targets are met. In the event that any annual EBITDA target is not met, cumulative targets would permit catch-up vesting in subsequent years should these annual EBITDA targets be achieved on a cumulative basis. The fair value of EBITDA options was measured on the date of grant. Compensation expense is recorded utilizing graded attribution over the requisite service period. Vesting, and therefore compensation expense, is estimated at the time that the achievement of the annual or cumulative EBITDA targets become probable. Compensation expense is adjusted for subsequent changes in the expected outcome of the annual and cumulative EBITDA targets until the vesting date.
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
 The following table summarizes option awards under the 2007 Plan (excluding the continuation options, as discussed below):

Options (in 000s)	Time-based	EBITDA	Multiple-of- Money	Total	Weighted Average Exercise Price	Fair Value at Date of Grant (in 000s)
Outstanding—October 1, 2012	25,763	82	12,503	38,348	$3.28	$61,119
Granted	3,078	—	186	3,264	$2.88	4,527
Exercised	(89)	—	—	(89)	$3.11	(173)
Exchanged	—	(46)	(10,159)	(10,205)	$3.30	(9,248)
Forfeited	(6,405)	(13)	(1,781)	(8,199)	$3.26	(12,785)
Outstanding—September 30, 2013	22,347	23	749	23,119	$3.22	$43,440
For fiscal 2013, 2012 and 2011, the weighted-average grant-date fair value of options granted during the year was $1.39, $1.68 and $1.27, respectively. The fair value of option awards is determined at the date of grant utilizing the Cox-Ross-Rubinstein (“CRR”) binomial option pricing model which is affected by the fair value of the Parent’s common stock as well as a number of complex and subjective assumptions. Expected volatility is based primarily on a combination of the historical volatility and estimates of implied volatility of the Company’s peer group. The peer group is periodically reviewed by management and the Compensation Committee of Parent's board of directors for consistency with the Company's business strategy, the businesses

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

and markets in which the Company operates, and the Company's competitive landscape. The risk-free interest rate assumption was derived from reference to the U.S. Treasury Spot rates for the expected term of the stock options. The dividend yield assumption is based on the Parent’s current intent not to issue a dividend under its dividend policy. The expected holding period assumption was estimated based on the Company’s historical experience. The underlying assumptions used in the valuation were as follows:

	Fiscal years ended September 30,
weighted-average assumptions/inputs:	2013	2012	2011
Stock price	$2.81	$4.22	$3.58
Term	5	5	5
Volatility	62.76%	54.15%	48.12%
Risk-free rate	0.74%	0.84%	1.57%
Dividend yield	—%	—%	—%
For fiscal 2013, 2012 and 2011, the Company recognized share-based compensation associated with these options of $3 million, $5 million and $10 million, respectively, which is included in costs and operating expenses. At September 30, 2013, there was $5 million of unrecognized share-based compensation that the Company expects to recognize as expense over the next four years associated with 2007 Plan options. The expected expense does not include any compensation associated with the multiple-of-money and EBITDA awards. At September 30, 2013 there are 13,102,110 vested and exercisable options outstanding with a weighted average exercise price of $3.15, a fair value at the date of grant of $26 million, an intrinsic value of less than $1 million, and a weighted average remaining contractual term of 6 years. At September 30, 2013, there are 21,606,412 of options that are currently exercisable or expected to vest. These options have a weighted average exercise price of $3.21, a fair value at the date of grant of $41 million, an intrinsic value of less than $1 million and a weighted average remaining contractual term of 7 years.
During fiscal 2013, 2012 and 2011, 89,250, 1,093,806 and 54,609 options were exercised with an intrinsic value of less than $1 million, $1 million and less than $1 million, respectively.
Restricted Stock Units
The Company has issued restricted stock units (“RSUs”) each of which represents the right to receive one share of the Parent’s common stock when fully vested. The fair value of the common stock underlying the RSUs was estimated by the Board of Directors at the date of grant.
During fiscal 2013, the Company awarded 3,139,785 RSUs in the ordinary course of business. The fair market value of these awards (as defined under the 2007 Plan) at the date of grant was $3.00 per share for RSUs awarded between December 1, 2012 and March 31, 2013, and $2.25 per share for RSUs awarded between April 1, 2013 and September 30, 2013.
In addition, as discussed above, the Compensation Committee of Parent's board of directors approved a stock option exchange program through which individuals holding multiple-of-money and EBITDA stock options could exchange them on a three-for-one basis for RSUs. In connection with the exchange offer, 3,401,654 replacement RSUs were granted which have an effective grant date of May 6, 2013 and will vest in full in December 2013.
For fiscal 2013, 2012 and 2011, the Company recognized compensation expense associated with RSUs of $8 million, $3 million and $2 million, respectively.

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

As of September 30, 2013, there was $11 million of unrecognized share based compensation associated with RSUs that the Company expects to recognize as expense through August 2017. The following table summarizes the RSUs granted under the 2007 Plan:

Nonvested Shares	Shares
Non-vested shares at October 1, 2010	925,789
Granted	305,000
Forfeited	(65,789)
Vested	(432,500)
Non-vested shares at September 30, 2011	732,500
Granted	1,956,115
Forfeited	(220,682)
Vested	(547,046)
Non-vested shares at September 30, 2012	1,920,887
Granted	6,541,439
Forfeited	(710,743)
Vested	(1,416,680)
Non-vested shares at September 30, 2013	6,334,903

Continuation Awards
Following the closing of the Merger, fully vested options to purchase shares of the Predecessor Company held by certain members of management that were not exercised before the Merger were substituted for fully-vested stock options to purchase 1,592,970 shares of Parent common stock having the same intrinsic value of $6 million (“continuation options”). The continuation options have an exercise price of $1.25. As of September 30, 2013, 1,395,715 of these continuation options had been exercised, with the remaining 197,255 continuation options still outstanding. These outstanding continuation options expire in November 2013.
Additionally, following the closing of the Merger, fully vested performance based RSUs of the Predecessor Company held by certain members of management were substituted for 1,331,155 fully-vested RSUs of Parent, having the same intrinsic value of $7 million (“continuation units”). Prior to October 2012, 592,054 continuation units were canceled and during October 2012, shares of the Parent’s common stock were distributed with respect to the remaining 799,101 continuation units.
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
The GCS segment primarily develops, markets, and sells unified communications and contact center products by integrating multiple forms of communications, including telephone, e-mail, instant messaging and video. Avaya’s Networking segment’s portfolio of products offers integrated networking products which are scalable across customer enterprises. The AGS segment develops, markets and sells comprehensive end-to-end global service offerings that allow customers to evaluate, plan, design, implement, monitor, manage and optimize complex enterprise communications networks.
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

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

Summarized financial information relating to the Company’s reportable segments is shown in the following table:

	Fiscal year ended September 30,
In millions	2013	2012	2011
REVENUE
Global Communications Solutions	$2,096	$2,390	$2,675
Avaya Networking	242	284	304
Enterprise Collaboration Solutions	2,338	2,674	2,979
Avaya Global Services	2,371	2,499	2,573
Unallocated Amounts (1)	(1)	(2)	(5)
	$4,708	$5,171	$5,547
GROSS PROFIT
Global Communications Solutions	$1,276	$1,387	$1,532
Avaya Networking	101	115	131
Enterprise Collaboration Solutions	1,377	1,502	1,663
Avaya Global Services	1,250	1,224	1,222
Unallocated Amounts (1)	(67)	(140)	(253)
	2,560	2,586	2,632
OPERATING EXPENSES
Selling, general and administrative	1,520	1,630	1,845
Research and development	445	464	461
Amortization of intangible assets	227	226	226
Goodwill impairment	89	—	—
Restructuring and impairment charges, net	200	147	189
Acquisition-related costs	1	4	5
	2,482	2,471	2,726
OPERATING INCOME (LOSS)	78	115	(94)
INTEREST EXPENSE, LOSS ON EXTINGUISHMENT OF DEBT AND OTHER (EXPENSE) INCOME, NET	(487)	(451)	(701)
LOSS BEFORE INCOME TAXES	$(409)	$(336)	$(795)

	September 30,
	2013	2012
ASSETS:
Global Communications Solutions	$1,618	$1,633
Avaya Networking	52	47
Enterprise Collaboration Solutions	1,670	1,680
Avaya Global Services	2,667	2,763
Unallocated Assets (2)	3,335	3,751
Total	$7,672	$8,194

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

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

Geographic Information
Financial information relating to the Company’s revenue and long-lived assets by geographic area is as follows:

	Revenue (1)
	Years ended September 30,
In millions	2013	2012	2011
U.S.	$2,560	$2,786	$2,998
International:
EMEA	1,239	1,349	1,488
APAC—Asia Pacific	457	497	515
Americas International—Canada and Latin America	452	539	546
Total International	2,148	2,385	2,549
Total revenue	$4,708	$5,171	$5,547

	Long-Lived Assets (2)
	September 30,
In millions	2013	2012
U.S.	$207	$244
International:
EMEA	89	81
APAC—Asia Pacific	24	24
Americas International—Canada and Latin America	14	15
Total International	127	120
Total	$334	$364

(1)	Revenue is attributed to geographic areas based on the location of customers.

(2)	Represents property, plant and equipment, net.
16. Related Party Transactions
Both the Company and Parent are party to a Management Services Agreement with Silver Lake Management Company, L.L.C., an affiliate of Silver Lake, and TPG Capital Management, L.P., an affiliate of TPG, collectively “the Managers,” pursuant to which the Managers provide management and financial advisory services to the Company. Pursuant to the Management Services Agreement, the Managers receive a monitoring fee of $7 million per annum and reimbursement on demand for out-of-pocket expenses incurred in connection with the provision of such services. In the event of a financing, acquisition, disposition or change of control transaction involving the Company during the term of the Management Services Agreement, the Managers have the right to require the Company to pay a fee equal to customary fees charged by internationally-recognized investment banks for serving as a financial advisor in similar transactions. The Management Services Agreement may be terminated at any time by the Managers, but otherwise has an initial term ending on December 31, 2017 that automatically extends each December 31st for an additional year unless earlier terminated by us or the Managers. The term has automatically extended six times since the execution of the agreement such that the current term is December 31, 2023. In the event that the Management Services Agreement is terminated, the Company is required to pay a termination fee equal to the net present value of the monitoring fees that would have been payable during the remaining term of the Management Services Agreement. Therefore, if the management services agreement were terminated as of September 30, 2013, the termination fee would be calculated using the current term ending December 31, 2023. In accordance with the Management Services Agreement, the Company recorded $7 million of monitoring fees per year during fiscal 2013, 2012 and 2011.
The Sponsors are private equity firms that have investments in companies that do business with Avaya. For fiscal 2013, 2012 and 2011, the Company recorded $6 million, $7 million and $8 million, respectively, associated with sales of the Company’s products and services to companies in which one or both of the Sponsors have investments. For fiscal 2013, 2012 and 2011, the Company purchased goods and services of less than $1 million, $2 million and $3 million, respectively from companies in which one or both of the Sponsors have investments.
Charles Giancarlo and Greg Mondre are Directors of each of the Company and of the Parent and they hold the positions of Special Advisor and Managing Partner and Managing Director, respectively, of Silver Lake. John W. Marren, Afshin Mohebbi and Ronald Rittenmeyer are Directors of each of the Company and the Parent and they hold the positions of Partner, Senior Advisor and Senior Advisor, respectively, of TPG.

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

Ronald A. Rittenmeyer serves on the Board of Directors of the Company and Parent and also currently serves as Chairman, President and Chief Executive Officer of Expert Global Solutions, Inc. (formerly known as NCO Group, Inc.), or Expert Global Solutions, a global provider of business process outsourcing services.  During fiscal 2013, the Company recorded $9 million associated with sales of the Company’s products and services to Expert Global Solutions.
Kiran Patel serves on the Board of Directors of the Company and Parent, and also serves a trustee of The Charles Schwab Family of Funds, or Charles Schwab, a mutual fund company, and, until September 2013, served as Executive Vice President and General Manager, Small Business Group of Intuit, Inc., or Intuit, a provider of financial software solutions for consumers and small businesses.  During fiscal 2013, the Company recorded less than $1 million and $2 million, respectively associated with sales of the Company’s products and services to Charles Schwab and Intuit, respectively.
Gary B. Smith serves on the Board of Directors of the Company and Parent and also serves as president, Chief Executive Officer and Director of Ciena Corporation, or Ciena, a network infrastructure company. During fiscal 2013 and 2012, the Company recorded less than $1 million associated with sales of the Company's products and services to Ciena. The Company also purchased goods and services of less than $1 million from Ciena during fiscal 2013 and 2012.
Since April 2008, affiliates of TPG have held some of the Company's outstanding term B-1 loans. In fiscal 2013, certain of the term B-1 loans held by those affiliates were reclassified as term B-5 loans, $22 million of which were repaid in connection with the issuance of the 9% Senior Secured Notes. Based on the amount of the term B-1 and term B-5 loans that were held during fiscal 2013, 2012 and 2011, and consistent with the terms of the loan, those affiliates received payments of principal and interest (inclusive of amounts paid by the Company in connection with the issuance of the 9% Senior Secured Notes) aggregating approximately $23 million, $4 million and $6 million, respectively.
Since September 2008, an affiliate of Silver Lake held some of the Company’s term B-1 loans. In fiscal 2011, certain of the term B-1 loans held by this affiliate were reclassified as term B-3 loans and in fiscal 2013, the remaining term B-1 loans were reclassified as term B-5 loans. Based on the amount of the term B-1, term B-3, and term B-5 loans that were held by an affiliate of Silver Lake during fiscal 2013, 2012 and 2011, and consistent with the terms of the loan, that affiliate received payments of principal and interest aggregating approximately $5 million, $10 million and $8 million, respectively.
In connection with the financing of the NES acquisition, affiliates of TPG and Silver Lake each funded approximately $222 million of incremental term B-2 loans. The incremental term B-2 loans were repaid in full on February 11, 2011. Similar to other holders of senior secured incremental term B-2 loans, those senior secured incremental term B-2 loans held by affiliates of TPG and Silver Lake were repaid in connection with the issuance of the Company’s 7% Senior Secured Notes. Consistent with the terms of the incremental term B-2 loans, affiliates of TPG and Silver Lake each received payments (consisting of principal and interest, inclusive of amounts paid by the Company in connection with the payment in full of all incremental term B-2 loans on February 11, 2011) aggregating approximately $285 million for fiscal 2011.
On October 29, 2012, December 21, 2012 and February 13, 2013, Avaya Inc. amended the terms of its credit facilities in connection with certain refinancing transactions. Lenders who provided consents in connection with the amendments and/or agreed to have loans that they held in one tranche of term loans reclassified as another received certain fees. Affiliates of Silver Lake received less than $1 million in each of these transactions. Affiliates of TPG received less than $1 million in each of the 2012 transactions.
As of September 30, 2013 affiliates of Silver Lake held no outstanding principal amounts of term loans under the Cash Flow Credit Agreement. As of September 30, 2012 affiliates of Silver Lake held $45 million and $122 million in outstanding principal amounts of term B-1 loans and incremental term B-3 loans, respectively.
As of September 30, 2013 affiliates of TPG held no outstanding principal amounts of term loans under the Cash Flow Credit Agreement. As of September 30, 2012 affiliates of TPG held $44 million in outstanding principal amounts of term B-1 loans.
See Note 9, "Financing Arrangements" for further details on the Company's financing arrangements.
In connection with the financing of the NES acquisition, Parent issued shares of its Series A Preferred Stock. As of September 30, 2013, affiliates of TPG owned 38,864.13 shares of Parent’s Series A Preferred Stock (representing 31.1% of the issued and outstanding shares of Series A Preferred Stock) and affiliates of Silver Lake owned 38,864.13 shares of Parent’s Series A Preferred Stock (representing 31.1% of the issued and outstanding shares of Series A Preferred Stock).
In connection with the financing of the Radvision acquisition, Parent issued shares of its convertible non-voting Series B Preferred Stock to affiliates of TPG and Silver Lake. As of September 30, 2013, affiliates of TPG owned 32,649 shares of Parent's Series B Preferred Stock and affiliates of Silver Lake owned 32,649 shares of Parent's Series B Preferred Stock.
On October 3, 2011, Parent acquired all outstanding shares of a unified communications product and services provider. Immediately upon completing the acquisition, Parent merged the acquired entity with and into Avaya Inc., with Avaya Inc. surviving the merger. Parent funded the acquisition (including a deferred payment that was made to the former shareholders of the acquired company) in part by using the proceeds from two notes received from Avaya Inc. On October 3, 2011 and October

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

3, 2012, Avaya Inc. advanced to Parent $8 million and $10 million, respectively, in exchange for notes receivable. The principal amount of these notes plus any accrued and unpaid interest are due in full October 3, 2014 and October 3, 2015 with interest at the rate of 1.63% and 0.93% per annum, respectively.
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
The trial commenced on September 9, 2013. The Company rested its affirmative case on November 12, 2013, and the Defendants filed motions for judgment as a matter of law against certain of the Company’s remaining claims.  These motions were argued on November 18, 2013.  The Court did not rule on the motions, indicating it would reserve a decision until later in the proceedings.  The Defendants began to present their portion of the case on November 19, 2013, and the trial is expected to end early in calender year 2014. With respect to Defendants' counterclaims, the Company cannot estimate the possible loss or range of possible loss, if any, as there are significant legal and factual issues to be resolved.   In the event Defendants ultimately succeed at trial and in subsequent appeals, any potential loss could be material as Defendants are claiming substantial damages.  Under the federal antitrust laws, defendants will be entitled to three times the amount of any actual damages awarded for lost profits, plus attorneys' fees and costs.  Defendants allege lost profit damages of up to $144 million before trebling, excluding attorneys' fees and costs.  The Company believes Defendants' counterclaims, including its damages calculations, are without merit and unsupported by the facts.  At this time an outcome cannot be predicted and, as a result, the Company cannot be assured that this case will not have a material adverse effect on the manner in which it does business, its financial position, results of operations, or cash flows.
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

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

General
The Company records accruals for legal contingencies to the extent that it has concluded it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made at this time regarding the matters specifically described above because the inherently unpredictable nature of legal proceedings may be exacerbated by various factors, including: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the proceeding is in its early stages; (iv) the matters present legal uncertainties; (v) there are significant facts in dispute; (vi) there are a large number of parties (including where it is uncertain how much liability, if any, will be shared among multiple defendants); or (vii) there is a wide range of potential outcomes.
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

In millions
Balance as of October 1, 2011	$24
Reductions for payments and costs to satisfy claims	(19)
Accruals for warranties issued during the period	11
Balance as of September 30, 2012	16
Reductions for payments and costs to satisfy claims	(16)
Accruals for warranties issued during the period	16
Balance as of September 30, 2013	$16
Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements
Letters of Credit
As of September 30, 2013, the Company had outstanding an aggregate of $127 million in irrevocable letters of credit which ensure the Company's performance or payment to third parties.  Included in this amount is $82 million issued under its $535 million committed revolving credit facilities, which facilities are available through October 26, 2016.  Also included is $45 million of letters of credit issued under uncommitted facilities.
Surety Bonds
The Company arranges for the issuance of various types of surety bonds, such as license, permit, bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. These bonds vary in duration although most are issued and outstanding from three months to three years. These bonds are backed by $12 million of the Company’s letters of credit. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $12 million as of September 30, 2013. Historically, no surety bonds have been drawn upon.
Purchase Commitments and Termination Fees
The Company purchases components from a variety of suppliers and a limited number of contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and to help assure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that allow them to produce and procure inventory based upon forecasted requirements provided by the Company. If the Company does not meet these specified purchase commitments, it could be required to purchase the inventory, or in the case of certain agreements, pay an early termination fee. Historically, the Company has not been required to pay a charge for not meeting its designated purchase commitments with these suppliers, but has been obligated to purchase certain excess inventory levels from its outsourced manufacturers due to actual sales of product varying from forecast and due to transition of manufacturing from one vendor to another.
The Company’s outsourcing agreements with its two most significant contract manufacturers expire in July and August 2014. The outsourcing agreements are automatically renewed for successive periods of twelve months each, subject to specific termination rights for the Company and the contract manufacturers. All manufacturing of the Company’s products is performed

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

in accordance with either detailed requirements or specifications and product designs furnished by the Company and is subject to rigorous quality control standards.
Product Financing Arrangements
The Company sells products to various resellers that may obtain financing from certain unaffiliated third-party lending institutions. For the Company’s product financing arrangement with resellers outside the U.S., in the event participating resellers default on their payment obligations to the lending institution, the Company is obligated under certain circumstances to guarantee repayment to the lending institution. The repayment amount fluctuates with the level of product financing activity. The guaranteed repayment amount was approximately $5 million as of September 30, 2013. The Company reviews and sets the maximum credit limit for each reseller participating in this financing arrangement. Historically, there have not been any guarantee repayments by the Company. The Company has estimated the fair value of this guarantee as of September 30, 2013, and has determined that it is not significant. There can be no assurance that the Company will not be obligated to repurchase inventory under this arrangement in the future.
Long-Term Cash Incentive Bonus Plan
Parent has established a long-term incentive cash bonus plan (“LTIP”). Under the LTIP, Parent will make cash awards available to compensate certain key employees upon the achievement of defined returns on the Sponsors’ initial investment in the Parent (a “triggering event”). Parent has authorized LTIP awards covering a total of $60 million, of which $38 million in awards were outstanding as of September 30, 2013. The Company will begin to recognize compensation expense relative to the LTIP awards upon the occurrence of a triggering event (e.g., a sale or initial public offering). As of September 30, 2013, no compensation expense associated with the LTIP has been recognized.
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
The Tax Sharing Agreement governs Alcatel-Lucent’s and the Company’s respective rights, responsibilities and obligations after the distribution with respect to taxes for the periods ending on or before the distribution. Generally, pre-distribution taxes or benefits that are clearly attributable to the business of one party will be borne solely by that party and other pre-distribution taxes or benefits will be shared by the parties based on a formula set forth in the Tax Sharing Agreement. The Company may be subject to additional taxes or benefits pursuant to the Tax Sharing Agreement related to future settlements of audits by state and local and foreign taxing authorities for the periods prior to the Company’s separation from Alcatel-Lucent.
Leases
The Company leases land, buildings and equipment under agreements that expire in various years through 2026. Rental expense under operating leases, excluding any lease termination costs incurred related to the Company’s restructuring programs, was $107 million, $112 million and $122 million for fiscal 2013, 2012 and 2011, respectively.

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

The table below sets forth future minimum lease payments, net of sublease income, due under non-cancelable operating leases, of which $97 million of such payments have been accrued for as of September 30, 2013 in accordance with accounting principles generally accepted in the U.S. pertaining to restructuring and exit activities.

In millions
2014	$93
2015	79
2016	69
2017	54
2018 and thereafter	155
Future minimum lease payments	$450
18. Quarterly information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
In millions
Fiscal Year Ended September 30, 2013
Revenue	$1,240	$1,118	$1,150	$1,200	$4,708
Gross profit	666	586	627	681	2,560
Operating income (loss)	23	(72)	14	113	78
Benefit from (provision for) income taxes	9	(3)	3	36	45
Net (loss) income	$(85)	$(192)	$(110)	$23	$(364)
Fiscal Year Ended September 30, 2012
Revenue	$1,387	$1,257	$1,250	$1,277	$5,171
Gross profit	704	613	623	646	2,586
Operating income (loss)	82	(66)	23	76	115
Benefit from (provision for) income taxes	2	24	(88)	54	(8)
Net (loss) income	$(26)	$(162)	$(166)	$10	$(344)
19. Guarantor—Non Guarantor financial information
The senior secured credit facility and senior unsecured cash pay and PIK toggle notes, discussed in Note 9, "Financing Arrangements" are jointly and severally, fully and unconditionally guaranteed subject to certain conditions by Avaya Inc. and all wholly owned U.S. subsidiaries of Avaya Inc. (with certain customary exceptions) (collectively, the “Guarantors”). Each of the Guarantors is 100% owned, directly or indirectly, by Avaya Inc. None of the other subsidiaries of Avaya Inc., either directly or indirectly, guarantee the senior secured credit facility or the senior unsecured cash pay or PIK toggle notes (“Non-Guarantors”). Avaya Inc. also unconditionally guarantees the senior secured asset-based credit facility described in Note 9, “Financing Arrangements.” In addition, all of Avaya Inc.’s wholly owned U.S. subsidiaries (with certain agreed-upon exceptions) act as co-borrowers and co-guarantors under the senior secured asset-based credit facility.
The following tables present the results of operations, financial position and cash flows of Avaya Inc., the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations as of September 30, 2013 and 2012, and the years ended September 30, 2013, 2012 and 2011 to arrive at the information for Avaya Inc. on a consolidated basis.

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

Supplemental Condensed Consolidating Schedule of Operations

	Fiscal year ended September 30, 2013
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$2,608	$377	$2,305	$(582)	$4,708
COST	1,259	224	1,247	(582)	2,148
GROSS PROFIT	1,349	153	1,058	—	2,560
OPERATING EXPENSES
Selling, general and administrative	588	94	838	—	1,520
Research and development	251	7	187	—	445
Amortization of intangible assets	207	4	16	—	227
Goodwill impairment	89	—	—	—	89
Restructuring and impairment charges, net	52	3	145	—	200
Acquisition-related costs	1	—	—	—	1
	1,188	108	1,186	—	2,482
OPERATING INCOME (LOSS)	161	45	(128)	—	78
Interest expense	(446)	(21)	—	—	(467)
Loss on extinguishment of debt	(6)	—	—	—	(6)
Other (expense) income, net	(20)	—	6	—	(14)
(LOSS) INCOME BEFORE INCOME TAXES	(311)	24	(122)	—	(409)
Benefit from (provision for) income taxes	112	—	(67)	—	45
Equity in net income (loss) of consolidated subsidiaries	(165)	—	—	165	—
NET (LOSS) INCOME	$(364)	$24	$(189)	$165	$(364)
Comprehensive (loss) income	$(244)	$24	$(233)	$209	$(244)

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

Supplemental Condensed Consolidating Schedule of Operations
	Fiscal year ended September 30, 2012
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

REVENUE	$2,921	$395	$2,570	$(715)	$5,171
COST	1,582	258	1,460	(715)	2,585
GROSS PROFIT	1,339	137	1,110	—	2,586
OPERATING EXPENSES
Selling, general and administrative	609	100	921	—	1,630
Research and development	257	12	195	—	464
Amortization of intangible assets	208	4	14	—	226
Restructuring charges, net	28	2	117	—	147
Acquisition-related costs	4	—	—	—	4
	1,106	118	1,247	—	2,471
OPERATING INCOME (LOSS)	233	19	(137)	—	115
Interest expense	(412)	(19)	—	—	(431)
Other (expense) income, net	(13)	7	(14)	—	(20)
(LOSS) INCOME BEFORE INCOME TAXES	(192)	7	(151)	—	(336)
Benefit from (provision for) income taxes	44	(1)	(51)	—	(8)
Equity in net income (loss) of consolidated subsidiaries	(196)	—	—	196	—
NET (LOSS) INCOME	$(344)	$6	$(202)	$196	$(344)
Comprehensive (loss) income	$(292)	$6	$(248)	$242	$(292)

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

Supplemental Condensed Consolidating Schedule of Operations

	Fiscal year ended September 30, 2011
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$3,041	$440	$2,570	$(504)	$5,547
COST	1,610	300	1,509	(504)	2,915
GROSS PROFIT	1,431	140	1,061	—	2,632
OPERATING EXPENSES
Selling, general and administrative	700	97	1,048	—	1,845
Research and development	273	13	175	—	461
Amortization of intangible assets	208	4	14	—	226
Restructuring and impairment charges, net	19	5	165	—	189
Acquisition-related costs	2	—	3	—	5
TOTAL OPERATING EXPENSES	1,202	119	1,405	—	2,726
OPERATING INCOME (LOSS)	229	21	(344)	—	(94)
Interest expense	(446)	(17)	—	3	(460)
Other (expense) income, net	(21)	14	15	(3)	5
(LOSS) INCOME BEFORE INCOME TAXES	(484)	18	(329)	—	(795)
Provision for income taxes	(7)	(1)	(60)	—	(68)
Equity in net loss of consolidated subsidiaries	(372)	—	—	372	—
NET (LOSS) INCOME	(863)	17	(389)	372	(863)
Comprehensive (loss) income	$(960)	$17	$(362)	$345	$(960)

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

Supplemental Condensed Consolidating Schedule of Financial Position

	September 30, 2013
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$72	$13	$203	$—	$288
Accounts receivable, net—external	312	30	374	—	716
Accounts receivable—internal	914	33	138	(1,085)	—
Inventory	116	5	124	—	245
Deferred income taxes, net	29	—	23	—	52
Other current assets	90	29	134	—	253
Internal notes receivable	1,492	189	—	(1,681)	—
TOTAL CURRENT ASSETS	3,025	299	996	(2,766)	1,554
Property, plant and equipment, net	190	17	127	—	334
Deferred income taxes, net	2	—	32	—	34
Intangible assets, net	1,293	29	164	—	1,486
Goodwill	3,988	—	104	—	4,092
Other assets	147	4	21	—	172
Investment in consolidated subsidiaries	—	2	31	(33)	—
TOTAL ASSETS	$8,645	$351	$1,475	$(2,799)	$7,672
LIABILITIES
Current liabilities:
Debt maturing within one year—external	$35	$—	$—	$—	$35
Debt maturing within one year—internal	200	381	1,100	(1,681)	—
Accounts payable—external	216	18	174	—	408
Accounts payable—internal	139	8	938	(1,085)	—
Payroll and benefit obligations	115	11	130	—	256
Deferred revenue	540	8	123	—	671
Business restructuring reserve, current portion	12	1	79	—	92
Other current liabilities	168	3	86	—	257
TOTAL CURRENT LIABILITIES	1,425	430	2,630	(2,766)	1,719
Long-term debt	6,051	—	—	—	6,051
Pension obligations	992	—	518	—	1,510
Other postretirement obligations	290	—	—	—	290
Deferred income taxes, net	226	—	17	—	243
Business restructuring reserve, non-current portion	21	1	56	—	78
Other liabilities	171	20	259	—	450
Deficiency in consolidated subsidiaries	2,138	—	—	(2,138)	—
TOTAL NON-CURRENT LIABILITIES	9,889	21	850	(2,138)	8,622
TOTAL DEFICIENCY	(2,669)	(100)	(2,005)	2,105	(2,669)
TOTAL LIABILITIES AND DEFICIENCY	$8,645	$351	$1,475	$(2,799)	$7,672

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

Supplemental Condensed Consolidating Schedule of Financial Position

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

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

Supplemental Condensed Consolidating Schedule of Cash Flows

	Fiscal year ended September 30, 2013
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net (loss) income	$(364)	$24	$(189)	$165	$(364)
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities	385	12	62	—	459
Changes in operating assets and liabilities	(113)	7	162	—	56
Equity in net income (loss) of consolidated subsidiaries	165	—	—	(165)	—
NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	73	43	35	—	151
INVESTING ACTIVITIES:
Capital expenditures	(51)	1	(60)	—	(110)
Capitalized software development costs	(11)	(3)	—	—	(14)
Acquisition of businesses, net of cash acquired	(2)	—	—	—	(2)
Proceeds from sale of long-lived assets	19	—	4	—	23
Proceeds from sale of investments	—	—	1	—	1
Advance to Parent	(10)	—	—	—	(10)
Dividends received from subsidiaries	6	—	—	(6)	—
Other investing activities, net	(1)	—	—	—	(1)
NET CASH USED FOR INVESTING ACTIVITIES	(50)	(2)	(55)	(6)	(113)
FINANCING ACTIVITIES:
Proceeds from 9% senior secured notes	290	—	—	—	290
Repayment of term B-5 loans	(284)	—	—	—	(284)
Proceeds from term B-5 loans	589	—	—	—	589
Repayment of term B-1 loans	(584)	—	—	—	(584)
Debt issuance and third-party debt modification costs	(49)	—	—	—	(49)
Repayment of long-term debt	(38)	—	—	—	(38)
Net (repayments) borrowings of intercompany debt	24	(29)	5	—	—
Dividends paid to Avaya Inc.	—	(6)	—	6	—
Other financing activities, net	—	(3)	—	—	(3)
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(52)	(38)	5	6	(79)
Effect of exchange rate changes on cash and cash equivalents	—	—	(8)	—	(8)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(29)	3	(23)	—	(49)
Cash and cash equivalents at beginning of year	101	10	226	—	337
Cash and cash equivalents at end of year	$72	$13	$203	$—	$288

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

Supplemental Condensed Consolidating Schedule of Cash Flows

	Fiscal year ended September 30, 2012
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net (loss) income	$(344)	$6	$(202)	$196	$(344)
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities	453	10	147	—	610
Changes in operating assets and liabilities	(349)	105	22	—	(222)
Equity in net income (loss) of consolidated subsidiaries	196	—	—	(196)	—
NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(44)	121	(33)	—	44
INVESTING ACTIVITIES:
Capital expenditures	(44)	(1)	(47)	—	(92)
Capitalized software development costs	(35)	—	—	—	(35)
Acquisition of businesses, net of cash acquired	(1)	—	(211)	—	(212)
Proceeds from sale of long-lived assets	3	—	—	—	3
Proceeds from sale of investments	8	—	66	—	74
Restricted cash	—	—	1	—	1
Advance to Parent	(8)	—	—	—	(8)
Investment in subsidiary	(218)	—	—	218	—
Dividends received from subsidiaries	8	—	—	(8)	—
Other investing activities, net	(2)	—	—	—	(2)
NET CASH USED FOR INVESTING ACTIVITIES	(289)	(1)	(191)	210	(271)
FINANCING ACTIVITIES:
Repayment of long-term debt	(37)	—	—	—	(37)
Capital contribution from Parent	196	—	—	—	196
Capital contribution from Avaya Inc.	—	—	218	(218)	—
Borrowings under revolving credit facility	60	—	—	—	60
Repayments of borrowings under revolving credit facility	(60)	—	—	—	(60)
Net borrowings from (repayments to) affiliates	126	(112)	(14)	—	—
Dividends paid to Avaya Inc.	—	(8)	—	8	—
Other financing activities, net	—	(2)	—	—	(2)
NET CASH PROVIDED BY FINANCING ACTIVITIES	285	(122)	204	(210)	157
Effect of exchange rate changes on cash and cash equivalents	—	—	7	—	7
NET DECREASE IN CASH AND CASH EQUIVALENTS	(48)	(2)	(13)	—	(63)
Cash and cash equivalents at beginning of year	149	12	239	—	400
Cash and cash equivalents at end of year	$101	$10	$226	$—	$337

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

Avaya Inc.
Notes to Consolidated Financial Statements-(Continued)

20. Subsequent Event
On October 1, 2013, Avaya acquired IT Navigator, Ltd. ("IT Navigator"). IT Navigator is a global provider of Cloud, social media and management products and services. The integration of the Avaya and IT Navigator portfolios is expected to add key management reporting and social media capabilities and enhance Avaya's Cloud as well as its unified communication and contact center products.

Avaya Inc.
Schedule II—Valuation and Qualifying Accounts
Information required by this item is incorporated by reference to Note 7, “Supplementary Financial Information,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2013 based on criteria in Internal Control—Integrated Framework (1992) issued by COSO.
The Company’s internal control over financial reporting as of September 30, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of September 30, 2013.

c)	Changes in Internal Control Over Financial Reporting.
There were no changes in the Company's internal control over financial reporting during the fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information.
Pursuant to Section 15(d) of the Securities Exchange Act of 1934, the Company's obligations to file periodic and current reports ended as of October 1, 2010. Nevertheless, the Company continues to file periodic reports and current reports with the SEC voluntarily to comply with the terms of the indentures governing its senior secured notes and senior unsecured notes.
Subsequent to the quarter ended September 30, 2013, there were no events took place that are required to be disclosed in a report on Form 8-K that have not yet been reported.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The following table sets forth the name, age and position of each of our executive officers and directors as of November 1, 2013 (with the exception of John Chen, who ceased serving as director effective November 11, 2013):

Name	Age	Position
Pierre-Paul Allard	54	Senior Vice President, Worldwide Sales and President Global Field Operations
Gary E. Barnett	60	Senior Vice President and General Manager, Avaya Collaboration
James M. Chirico, Jr.	55	Executive Vice President, Business Operations
Pamela F. Craven	60	Senior Vice President and Chief Administrative Officer
Fariborz Ebrahimi	52	Senior Vice President and Chief Information Officer
Roger C. Gaston	57	Senior Vice President, Human Resources
Jaroslaw S. Glembocki	57	Senior Vice President, Quality Program Office
Kevin J. Kennedy	58	Director, President and Chief Executive Officer
Marc J. Randall	52	Senior Vice President and General Manager, Avaya Networking
Michael M. Runda	57	Senior Vice President and President, Avaya Client Services
Brett A. Shockley	53	Senior Vice President and Chief Technology Officer
David Vellequette	57	Senior Vice President and Chief Financial Officer
Directors
Charles H. Giancarlo	55	Chairman of the Board of Directors
John W. Marren	50	Director
Afshin Mohebbi	50	Director
Greg K. Mondre	39	Director
Kiran Patel	65	Director
Ronald Rittenmeyer	66	Director
Gary B. Smith	52	Director
Pierre-Paul Allard, Senior Vice President, Worldwide Sales and President, Global Field Operations
Mr. Allard has been our Senior Vice President, Worldwide Sales and President, Global Field Operations since July 2013. He served as Senior Vice President, Corporate Strategy and Development since May 7, 2012. Previously, he spent 19 years at Cisco Systems, Inc., or Cisco, a provider of communications and networking products and services. Most recently, from August 2003 until February 2012, he served as Vice President, Sales and Operations, Global Enterprise at Cisco. Prior to joining Cisco, he spent 12 years at International Business Machines Corporation, or IBM, a global provider of information technology products and services. Since September 2008, Mr. Allard has served on the Board of Directors of EXFO Inc., a provider of next-generation test and service assurance solutions for wireless and wireline network operators and equipment manufacturers in the global telecommunications industry.
Gary E. Barnett, Senior Vice President and General Manager, Avaya Collaboration
Mr. Barnett has been our Senior Vice President and General Manager, Avaya Collaboration since December 20, 2011.  Prior to that time, from August 2011 until December 2011, he served as our Vice President and General Manager of UC Applications and from April 2011 until August 2011, he served as our Vice President of CC Applications. Previously, from October 2005 until April 2011, he served as Executive Vice President and Chief Technology Officer of Aspect Software, Inc., a provider of unified communications and contact center software and services.
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
Fariborz Ebrahimi, Senior Vice President and Chief Information Officer

Mr. Ebrahimi has been our Senior Vice President and Chief Information Officer since February 18, 2013. Previously, he was employed by Verizon Communications Inc., a leading provider of communications, information and entertainment products and services to consumers, businesses and governmental agencies. From January 2006 until December 2012 he served as Senior Vice President and CIO for Corporate Network and Technology which included Verizon’s Wireline network as well as Verizon Shared Services Operations which included the finance operations, real estate and supply chain services supporting all Verizon companies.
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
Kevin J. Kennedy, Director, President and Chief Executive Officer
Mr. Kennedy has been our President and Chief Executive Officer and a member of our Board of Directors since December 22, 2008. Previously, from September 2003 until December 2008, he served as Chief Executive Officer of JDS Uniphase Corporation, or JDSU, a provider of optical communications products, and from March 2004 until December 2008, he also served as President of JDSU. He was a member of JDSU's Board of Directors from November 2001 until August 2012 and served as Vice Chairman of their Board of Directors from December 2008 until August 2012. Mr. Kennedy is also on the Board of Directors of KLA-Tencor Corporation, a supplier of process control and yield management solutions for the semiconductor industry. Mr. Kennedy served on the Boards of Directors of Rambus Inc., a developer of a high-speed chip-to-chip interface technology, from April 2003 until July 2008 and Polycom Inc., a provider of telepresence, voice and video conferencing solutions, from May 2008 until January 2009. Mr. Kennedy was selected to serve as a director in light of his role as Chief Executive Officer, the management perspective he brings to board deliberations, his extensive management experience and his experience on multiple pubic company boards.
Marc J. Randall, Senior Vice President and General Manager, Avaya Networking
Mr. Randall has been our Senior Vice President and General Manager, Avaya Networking since December 20, 2011. From January 31, 2011 until December 16, 2011, he served as Vice President and General Manager of Cisco Systems, Inc., a provider of communications and networking products and services.  Previously, from 2008 to 2010, he served as Senior Vice President of Products and Offerings of Brocade, Inc., a provider of network solutions.  Prior to that time, from 2003 until 2008, he served as President, CEO and a Director of Force10 Networks, a provider of data center networking.
Michael M. Runda, Senior Vice President and President, Avaya Client Services
Mr. Runda has been our Senior Vice President and President, Avaya Client Services since May 2012. From October 2011 until May 2012, he served as our Vice President, Global Support Services. Prior to that time, from 2010 until 2011, he served as Chief Executive Officer of KCS Academy, where he was responsible for the startup of the KCS Academy, a subsidiary of the Consortium for Service Innovation. The Academy developed and delivered executive legal and technical support and consulting practices. From 2006 until 2010, he served as the Vice President of Global Support for Inuit Corporation. From 2004 until 2010, he served in various positions on the Board of Directors for the Consortium for Service Innovation.
Brett A. Shockley, Senior Vice President and Chief Technology Officer
Mr. Shockley has served as our Senior Vice President and Chief Technology Officer since May 2013 and prior to that, he served as Senior Vice President and General Manager of Avaya Applications and Emerging Technologies from December 2011 to May 2013. From April 2011 until December 2011, he served as our Senior Vice President of Strategy and Corporate Development. From July 2009 until April 2011, Mr. Shockley served as our Vice President of Emerging Products and Technology. Previously, from January 2002 until October 2008, he was Chairman, Chief Executive Officer and President of

Spanlink Communications, Inc., a provider of unified communications and contact center solutions. Mr. Shockley previously served on the Board of Directors of Wireless Ronia until 2011.
David Vellequette, Senior Vice President, Chief Financial Officer
Mr. Vellequette has been our Senior Vice President, Chief Financial Officer since October 1, 2012. Previously, he served as Executive Vice President and Chief Financial Officer, a position he held from June 2005 until August 2012, of JDS Uniphase Corporation, or JDSU, a provider of optical communications products a position he held from June 2005 until August 2012. He joined JDSU as Vice President and Operations Controller in July 2004. Since January 2007, Mr. Vellequette has served on the Board of Directors of Superconductor Technologies Inc., a provider of HTS materials.
Charles H. Giancarlo, Chairman of the Board of Directors
Mr. Giancarlo has been a member of our Board of Directors since June 30, 2008 and has been our Chairman of the Board of Directors since December 22, 2008. He served as our President and Chief Executive Officer from June 30, 2008 until December 22, 2008. Mr. Giancarlo has been a Special Advisor of Silver Lake since October 2013 and previously was Managing Director of Silver Lake since 2007. Mr. Giancarlo is also on the Boards of Directors of Accenture plc, a management consulting business, Imperva, Inc., a data security company, and various private companies. He served on the Board of Directors of Netflix, Inc., an online movie rental subscription service, from April 2007 until May 2012. Mr. Giancarlo's related industry experience, experience in financial matters, service as an executive officer and director of other companies, prior service as our Chief Executive Officer, experience in working with companies controlled by private equity sponsors, and affiliation with Silver Lake, which has the right to select three of our directors, led to the conclusion that he should serve as a director our Company.
John W. Marren, Director
Mr. Marren has been a member of our Board of Directors since August 24, 2012 and he previously served as a member of our Board of Directors from October 26, 2007 to April 15, 2011. Mr. Marren joined TPG Capital in 2000 as Partner and leads TPG's technology team. Mr. Marren served as Chairman of the Board of MEMC Electronic Materials, Inc., a provider in the semiconductor and solar industries from 2001 to 2012. Mr. Marren's related industry experience in working with companies controlled by private equity sponsors, and affiliation with TPG, which has the right to select three of our directors, led to the conclusion that he should serve as a director our Company.
Afshin Mohebbi, Director
Mr. Mohebbi has been a member of our Board of Directors since April 2011. Mr. Mohebbi has been a Senior Advisor to TPG since 2004. Previously, Mr. Mohebbi held various executive positions at Qwest Communications International Inc., British Telecom Plc., SBC Communications Inc. and Pacific Telesis Group. Mr. Mohebbi's related industry experience, service as an executive officer and director of other companies, experience in working with companies controlled by private equity sponsors, and affiliation with TPG, which has the right to select three of our directors, led to the conclusion that he should serve as a director our Company.
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
Kiran Patel, Director
Kiran Patel has been a member of our Board of Directors since October 1, 2013. Mr. Patel served as Executive Vice President and General Manager, Small Business Group of Intuit, a provider of financial software solutions for consumers and small businesses, from December 2008 to September 2013. He was Senior Vice President and General Manager, Consumer Tax Group from June 2007 to December 2008 and Chief Financial Officer from September 2005 to January 2008. Mr. Patel also serves on the Board of Directors of KLA-Tencor Corporation and is a trustee of The Charles Schwab Family of Funds. Mr. Patel’s experience as a Chief Financial Officer and independence from the Company led to the conclusion that he should serve as a director of the Company.

Ronald Rittenmeyer, Director
Ronald Rittenmeyer has been a member of our Board of Directors since October 1, 2013. Mr. Rittenmeyer currently serves as the Chairman, President and Chief Executive Officer of Expert Global Solutions, Inc. (formerly known as NCO Group, Inc.), a global provider of business process outsourcing services, where he has been employed since 2011. Mr. Rittenmeyer is also the former Chairman, Chief Executive Officer and President of Electronic Data Systems Corporation, serving from 2005 to 2008. Mr. Rittenmeyer is currently a director of American International Group, Inc. and Tenet Healthcare Corporation. Mr. Rittenmeyer’s service as an executive officer and director of other companies and affiliation with TPG, which has the right to select three of our directors, led to the conclusion that he should serve as a director of our Company.
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
Corporate Governance
Code of Ethics and Business Conduct
 Our Code of Conduct, Operating with Integrity, is designed to help directors and employees worldwide to resolve ethical issues in an increasingly complex global business environment. The Code of Conduct applies to all directors and employees, including, without limitation, the Chief Executive Officer, the Chief Financial Officer, the Corporate Controller and any other employee with any responsibility for the preparation and filing of documents with the SEC. The Code of Conduct covers a variety of topics, including those required to be addressed by the SEC. Topics covered include, but are not limited to, conflicts of interest, confidentiality of information and compliance with applicable laws and regulations. Directors and employees of the Company receive periodic updates regarding policies governed by and changes to the Code of Conduct. The Code of Conduct is available at our Investor Relations website located at http://investors.avaya.com. We will post amendments to or waivers of the provisions of the Code of Conduct made with respect to any of our directors and executive officers on that website within four business days. The information contained on, or accessible through, our website is not part of this Annual Report, and is therefore not incorporated by reference. During fiscal 2013, no amendments to or waivers of the provisions of the Code of Conduct were made with respect to any of our Directors or executive officers.
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
Audit Committee Matters
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

Compensation Committee Matters
Compensation Committee
Pursuant to its charter, the compensation committee of Avaya Holdings Corp. (“Parent”), which we refer to in this annual report on Form 10-K as the “Compensation Committee,” must consist of at least three members.  A Compensation Committee member serves until his successor is elected and qualified. The Compensation Committee charter provides that the Compensation Committee acts on behalf of Parent and Avaya Inc. All of our executive officers are employees of Avaya Inc.  During fiscal 2013, the Compensation Committee held four meetings.
For fiscal 2013 the Compensation Committee members were Messrs. Giancarlo, Marren (Chairman) and Smith. Mr. Giancarlo previously served as Chairman of the Compensation Committee from September 2012 to April 2013.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K included in this Annual Report on Form 10-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

COMPENSATION COMMITTEE

John W. Marren, Chairman
Charles Giancarlo
Gary B. Smith

Item 11.	Executive Compensation Discussion and Analysis
I.     Introduction
This Executive Compensation Discussion and Analysis describes compensation for each of the executive officers of Avaya Inc. (the “Company”) named in the Summary Compensation Table, who we refer to as the Named Executive Officers. For fiscal 2013, Messrs. Kennedy, Vellequette, Chirico and Shockley were active as of September 30, 2013 and as of the date of this filing. Mr. Mitchell was active as of September 30, 2013, but ceased serving as SVP, Global Sales on July 7, 2013 and further separated from employment with the Company effective October 1, 2013.
II.    Executive Summary
Avaya is a privately-owned company controlled by affiliates of Silver Lake and TPG, our Sponsors. As such, our compensation programs reflect both our business needs and our ownership structure and include elements that we believe are common among private-equity controlled companies. These include:

•	Competitive base salaries for our Named Executive Officers.

•
A significant focus in our annual and long-term incentive programs on “Adjusted EBITDA,” which we believe provides a measure of our financial performance and value creation based on operational factors that management can impact in the short-term.

•	Use of discretion by our Compensation Committee in the assessment of both Company and individual performance.

•	Greater utilization of cash for long-term compensation given the illiquidity of Company equity.

•	Substantial use of one-time equity awards for our senior executives upon hire to focus and motivate long-term value creation for our shareholders.
The Compensation Committee has provided additional compensation from time to time in recognition of the efforts of our executive officers, including the Named Executive Officers, to continue to transform the Company’s business, which has occurred in a challenging economic environment. These pay elements have been provided to reward performance, encourage the acceleration of the operational improvements, and retain critical talent amid the uncertainty of a multi-year transformation of our business.
More specifically, for fiscal year 2013, our executive compensation strategy has included:

•	Limited salary increases to maintain a competitive pay position relative to market and recognize individual merit.

•	The Company’s annual cash incentive plan, with the use of quarterly Adjusted EBITDA results to focus and reward for execution of our business plans.

•	A new Strategic Transformation Growth Incentive (STGI) program, which is an award of cash and equity designed to ensure executive retention during a critical period of our transformation.

•	A cash long-term incentive opportunity to reward for annual Adjusted EBITDA achievement and create longer-term retention incentives.
In addition to the above, the Committee approved for 2013:

•	Discretionary cash awards to recognize business performance in 2012 that was not reflected in the formulaic incentive plans for that year.

•
A stock option exchange program that allowed all of our employees with certain out-of-the money performance-based stock options with limited retention value to replace them with more retentive and motivating restricted stock units.

•
A long-term cash award which is designed to provide some value assurance for our executives relative to their up-front equity awards given the uncertainty regarding when a liquidity event might occur for Parent’s common stock.

These additional pay elements were provided to recognize and reward the performance and contributions of our executives and employees.
The remainder of this Compensation Discussion and Analysis describes the Compensation Committee’s processes for making decisions as well as explaining each of the programs described above in more detail.

III. Executive Compensation Processes

A.	Compensation Committee
In accordance with its Charter, the Compensation Committee of Avaya Holdings Corp. approves all elements of compensation for the executive officers of Avaya Inc., including compensation decisions for the Named Executive Officers.

B.	Compensation Consultant
Pursuant to its charter, the Compensation Committee has sole authority to retain, at the expense of Parent or the Company, as applicable, and terminate any compensation consultant for the Compensation Committee, and it has sole authority to approve that consultant's fees and other retention terms. During fiscal 2013, the Compensation Committee did not retain any such consultant. However, from time to time the Compensation Committee received support from compensation advisors at each of our Sponsors.
The Company retained Pearl Meyer as an advisor on compensation matters through January of 2013. In January 2013, and for the remainder of the fiscal year, the Company retained a new advisor on compensation matters, Semler Brossy Consulting Group, LLC (“Semler Brossy”). Semler Brossy provides market data on executive pay levels and practices to the Company and guidance to our management team on program design and recommendations made to the Compensation Committee.

C.	How Compensation Decisions are Made
Performance is the driving factor in compensation-related decisions for all employees, including Named Executive Officers. The Board of Directors discusses Named Executive Officer performance at least semi-annually, considering individual contributions relative to internal peers on a quantitative and qualitative basis, as well as overall impact. Materials and recommendations are developed using market and Peer Group data and further consider the advice of our Compensation Consultant. All recommendations are reviewed and approved by the Compensation Committee, and are discussed with the Board of Directors to ensure alignment.
When making decisions, the Compensation Committee reviews total compensation, including base salary, cash and non-cash, short-term and long-term incentives, including equity awards. In addition, the Compensation Committee considers the Company's status as a privately-held entity.

D.	Benchmarking and Competitive Analysis
In December 2012, the Executive Compensation group, in conjunction with Pearl Meyer, evaluated each executive officer's compensation, including the CEO, using market data. The market data included national surveys that covered a broad group of companies in a variety of industries as well as data from our Peer Group as described below for select officer positions. Generally, we benchmark our executive officers' compensation against the market median for base salary, target bonus opportunity, annual long-term incentive value and total direct compensation (consisting of base salary, target bonus opportunity, long-term cash and equity awards). However, we do not have an explicit philosophy regarding our pay positioning relative to the market data by element or in total, and the Compensation Committee exercises its discretion to pay individuals above or below the median of market in recognition of each executive’s skills, contributions, and performance, as well as retention and other factors which may be relevant, each assessed without a specific weighting in the Compensation Committee’s judgment.
In August 2013, the Executive Compensation group, in conjunction with the Company’s new compensation consultant, Semler Brossy, reassessed the composition of the Peer Group in recognition of the changes in the Company’s business since becoming privately held in October 2007. Based upon their recommendations, the Compensation Committee agreed that the Peer Group should be revised to focus on a group of companies whose scope and industry dynamic would provide the Company with the appropriate context for gauging the reasonableness of executive pay. The new Peer Group will be used for the Company’s competitive pay benchmarking process during fiscal 2014.
The following types of companies were considered when modifying the composition of the Peer Group:

•	publicly traded companies, to provide sufficient publicly available data to benchmark pay;

•	companies with headquarters in North America;

•	companies with similar businesses to the Company, even if not directly competitive (i.e. businesses that provide technology-related products and services to enterprise customers); and

•	companies having revenue generally within one-half to two times the Company’s revenue.

Based on the foregoing, the following changes were made to the Peer Group:

No Change	Removed	Added
Adobe Systems Inc.	Agilent Technologies, Inc.	Autodesk, Inc.
Broadcom Corp.	Anixter International Inc.	BMC Software Inc.
CA, Inc.	DST Systems, Inc.	Brocade Communications Systems Inc.
EMC Corp.	Harris Corp.	Citrix Systems Inc.
Juniper Networks Inc.	Intuit Inc.	Cognizant Technology Solutions Corp.
Qualcomm Inc.	Level 3 Communications, Inc.	Computer Sciences Corp.
Symantec Corp.	NCR Corp.	Motorola Solutions
Unisys Corp.	Pitney Bowes Inc.	Teradata Corp.
NetApp, Inc.	Xerox Corp.	VMWare
IV.    Elements of Executive Officer Compensation
The Company relies upon a mix of base salaries and short- and long-term cash and non-cash programs as well as certain other compensation vehicles to attract talent and retain its top performers. The following highlights the elements of the Company's compensation program for executive officers, including the Named Executive Officers, for fiscal 2013.

A.	Base Salaries
Base salaries are designed to compensate individuals for their current contributions to the Company as reflected in their day-to-day performance. Base salaries are intended to be competitive relative to similar positions at companies of comparable size and similar industries. Consideration of salary adjustments, if any, generally is based on competitive market data and individual performance. During fiscal 2013, the base salary for Mr. Kennedy remained unchanged at $1,250,000. In consideration of individual performance leading up to and during fiscal 2013, the Compensation Committee adjusted the base salary for Mr. Shockley from $450,000 to $475,000 effective December 1, 2012, and in December 2012 for Messrs. Chirico and Mitchell from $640,000 and $500,000 to $675,000 and $600,000 respectively, effective January 1, 2013. Additionally, in June 2013, following an assessment of the value of Mr. Vellequette’s total compensation package versus other Avaya senior officers and the Peer Group, the Compensation Committee adjusted Mr. Vellequette’s base salary from $575,000 to $625,000 to recognize the important nature of his role and his individual contributions during fiscal 2013.

B.	Short-Term Incentives
In addition to the Company’s more broadly-based annual cash bonus program, during fiscal 2013 specific programs were adopted to recognize significant efforts to continue the Company’s business transformation and to retain executive officers as well as a core group of key talent.

1.	Annual Non-Equity Incentive Plan
The Avaya Inc. Short Term Incentive Plan, or STIP, is Avaya's annual cash bonus plan. The plan is designed to reward employees, including the Named Executive Officers, for their contributions to Avaya's business results. Actual awards are directly determined by the Company's performance against specific financial targets and further adjusted based on individual contribution level. Therefore, the opportunity for more significant awards increases when both the Company and the employee achieve higher levels of performance.
Company Financial Targets
For fiscal 2013, the Compensation Committee determined that corporate performance would be measured quarterly against Adjusted EBITDA on a pre-STIP basis (i.e., before taking into account the payment of STIP), or Pre-STIP Adjusted EBITDA. Adjusted EBITDA is defined in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K.
For fiscal 2013, the STIP pool was determined each quarter based on Pre-STIP Adjusted EBITDA results as shown in the table below. Once the threshold was achieved, each quarter’s STIP funding was calculated as $3.75 million + 20% of each Pre-STIP Adjusted EBITDA dollar attained above the threshold. If the Company achieved threshold performance for all four fiscal quarters, the total amount of funding would have been $15 million. STIP was paid out to employees two times per fiscal year:

•	1st half payment = Q1 funding + Q2 funding

•	2nd half payment = Q3 funding + Q4 funding
In 2013, payouts were earned based on Q1 and Q4 performance above the thresholds that were established by the Compensation

Committee at the beginning of the year. Of the funding indicated, approximately $690,000 was received by the Named Executive Officers, excluding Mr. Kennedy, whose compensation will be discussed at our December 2013 Board of Directors meeting. For additional details, please see the Summary Compensation Table.

STIP Funding Details	1Q13	2Q13	3Q13	4Q13	FY13
Pre-STIP Adjusted EBITDA Result	$255,200,000	$174,600,000	$224,800,000	$310,100,000	$964,700,000
Funding:
At $253,750,000 Threshold	$3,750,000	$—	$—	$3,750,000	$7,500,000
For Pre-STIP Adjusted EBITDA > Threshold x 20% rate	300,000	—	—	11,500,000	11,800,000
FY13 STIP Funding	$4,050,000	$—	$—	$15,250,000	$19,300,000
The CEO had the discretion to recommend to the Compensation Committee an adjustment to the overall amount of funding available by +/- 5%, based on factors including, but not limited to (i) customer satisfaction as determined based on a net promoter score (NPS) compiled with the help of a third party vendor, (ii) quality of products and services as determined by the CEO and (iii) customer service metrics, such as time to resolve issues. The CEO did not recommend any such adjustments for 2013.
Individual Performance Ratings
In the event funding for the STIP is attained in any six-month period, the size of an individual employee's award is determined based upon his or her individual performance rating. Performance ratings are determined based on individual contribution level relative to peers within the Company, leadership behaviors, cross-functional effectiveness and attainment of objectives, all of which are assessed by an employee’s supervisor in his or her judgment without any specific weighting. The CEO provides the Compensation Committee with assessments of each executive officer’s individual performance and the Compensation Committee assesses the CEO's performance. By way of example, an employee who had a fiscal 2013 STIP target of $350,000 could be awarded amounts below, at or above $350,000 based on his/her individual performance rating. The exact amount to be awarded will depend upon the level of STIP funding available for all STIP participants.

2.	Segment Transformation Growth Incentive (STGI) Program
On July 10, 2013, certain employees including the Named Executive Officers received awards under a new program, specifically designed following a competitive assessment of actual pay versus market, to address a competitive gap, which created retention risk during an important stage of our transformation strategy.
Form of Award
The STGI program provides each participant with a dollar denominated award. Award ranges were established as a percentage of base pay for each eligible corporate level and actual award amounts were determined within these pre-established ranges considering factors such as actual pay versus market, individual contribution level, importance of role and expected future contributions. Each of the Named Executive Officers was given the right to elect to receive his or her award either 50% in cash and 50% in Restricted Share Units (“RSUs”) or 75% in cash and 25% in RSUs. The RSUs were issued under the Avaya Holdings Corp. Amended and Restated 2007 Equity Incentive Plan, or the 2007 Plan. Because Mr. Mitchell’s award was related to his agreement to assist in the transition prior to his separation date, he received an all-cash award.
For additional information regarding the cash and RSU portions of these awards, please see the Summary Compensation Table and Grants of Plan-Based Awards in Fiscal 2013 table.

C.	Long-Term Incentives
During fiscal 2013, the Company utilized a set of cash and equity awards to incentivize achievement of long-term corporate objectives and, where applicable, align management interests with those of shareholders. In addition to the Company’s more broadly-based equity plan, during fiscal 2013 specific programs were adopted to recognize significant efforts to continue the Company’s business transformation and to retain executive officers as well as a core group of key talent. Also, the Company made one-time awards in connection with offers of employment. The details of awards issued in fiscal 2013, including those with respect to Mr. Vellequette’s offer of employment, are set forth in the “Grants of Plan-Based Awards” table.

1.	Equity awards
All equity-based awards are granted under the 2007 Plan. See “2007 Plan” following the Summary Compensation Table for more details on the Plan itself. In alignment with our overall compensation philosophy, equity awards are determined by balancing the interests of shareholders, in terms of the impact of dilution, with the need to provide long-term incentive compensation that is competitive with peer companies. Individual grants of equity awards are based on various factors, including but not limited to: roles and responsibilities, individual performance, the value of equity being given up (in the context of new hires), the value of equity previously awarded (in the context of retention), the amount of competition that exists for key talent, Avaya's private equity ownership and Peer Group and market data.
During fiscal 2013, Mr.Vellequette received equity awards associated with his offer of employment.

For additional details, please see the Grants of Plan-Based Awards for Fiscal 2013 table.

2.	Executive Committee Long-Term Incentive Plan
On December 22, 2010, the Compensation Committee approved a plan to provide cash incentives to certain executive officers, including the Named Executive Officers, to help promote the long-term value of the Company, referred to as the Avaya Inc. Executive Committee 2011-2013 Performance Recognition Plan, as amended, the EC LTIP. Each award under the EC LTIP consists of the grant to a plan participant of the conditional right to receive a dollar amount credited to an account for such participant based on the Company’s performance during the applicable fiscal year. For fiscal years 2011 to 2013, the amount credited to a participant’s account for each of the respective fiscal years is determined based on the Company’s financial performance compared to performance thresholds and targets established by the Compensation Committee, subject to a multiplier for each threshold and target. The amount credited to a participant’s account for a fiscal year equals his or her targeted award multiplied by the multiplier determined based on the Company’s actual performance. For fiscal years 2011 to 2013, attainment of the requisite metric between threshold and target levels will result in a pro rata adjustment (based on straight line interpolation) to the applicable multipliers. The Compensation Committee establishes thresholds and targets under the EC LTIP during the first quarter of each respective fiscal year.
For fiscal years 2011 to 2013, if the actual results of the requisite metric attained for a fiscal year are less than the applicable threshold, then no amount will be credited to a participant’s account for that fiscal year. For any fiscal year between 2011 and 2013 where the actual results of the requisite metric equal or exceed the target for such year, the Compensation Committee may, in its sole discretion, credit an additional amount to one or more participant’s accounts based on any factors it determines are appropriate, including, but not limited to individual performance and contribution to the business. In no event, however, will the amount credited to a participant’s account exceed 160 percent of that participant’s targeted award.
Unless previously paid, each award will be automatically forfeited, and no payment will be made, upon termination of a participant’s employment with the Company and its subsidiaries before it is paid for any reason, other than involuntary termination without cause, disability, death and, for awards covering the fiscal 2014 and 2015 periods, retirement.
In addition, a participant will (i) forfeit any and all rights with respect to the award or to amounts previously paid under an award and (ii) be required to pay back any such previously paid amounts, if the participant breaches any nondisclosure, non-competition, non-solicitation or other undertakings set forth in the award agreement.
For fiscal years 2011 through fiscal 2013, the thresholds and targets were based upon “Management EBITDA” results. Management EBITDA was defined as Adjusted EBITDA, subject to certain modifications and exceptions and excluding the impact of payments under the STIP. Unlike Adjusted EBITDA, to determine Management EBITDA, the Company does not adjust for the amortization of unrecognized prior service cost or unrecognized net actuarial gains/losses associated with non-retirement post-employment benefits and long-term disability costs, the Company does not deduct income from unrestricted subsidiaries, net of dividends received, the Company does not adjust for purchase accounting impacts related to the Merger for the recognition of deferred revenue and reduction for deferred costs and business partner commissions written off in purchase accounting, the Company does adjust for the full expense related to pension and other post-employment benefit obligations and the Company does deduct software development costs from the calculation.
Fiscal 2013 results for Management EBITDA of $965 million did not meet the threshold for fiscal 2013 under the EC LTIP established by the Compensation Committee and therefore, no amounts were earned for fiscal 2013 to any of the Named Executive Officers other than Mr. Vellequette, who, pursuant to the terms of his offer of employment, was to receive the greater of $400,000 and the actual award earned. However, the Compensation Committee did make discretionary awards under this plan in recognition of the fact that the Company achieved 99% of its Management EBITDA threshold amount. See the amounts awarded in the Summary Compensation Table, under the heading "Non-Equity Incentive Plan Comp.”
D. Additional Fiscal 2013 Pay Actions
During fiscal 2013, the Compensation Committee approved additional compensation actions to recognize performance on a discretionary basis and retain and motivate key employees, with the goal of helping to build shareholder value.

1.	Short-Term Cash Awards
On December 6, 2012, the Compensation Committee approved a short-term cash award program designed to recognize significant efforts to continue the Company’s business transformation during fiscal 2012 despite the fact that corporate targets were not achieved under the STIP. The awards were designed to retain executive officers and a core group of approximately 3,000 employees. Amounts per individual were determined as a percentage of base salary and were relative to the amount of variable pay opportunity for each corporate level, including the Named Executive Officers. Awards to executive officers, other than Mr. Shockley, will be paid in three installments provided the executive officer is employed on the date of payment.
In addition, Mr. Kennedy was granted a cash award of $592,382, payable at the end of December 2012 in recognition of his leadership during fiscal 2012.
For additional details, please see the Summary Compensation Table, under the heading “Non-Equity Incentive Plan Comp.”

2.	Stock Option Exchange Program
On February 25, 2013, the Compensation Committee approved a stock option exchange program through which individuals, including the Named Executive Officers, holding multiple-of-money, or MoM, stock options and performance-based "EBITDA" stock options could exchange them on a three-for-one basis for RSUs (“MoM Option Exchange Offer”). The replacement RSUs will vest in full in December 2013. The tender offer was closed on April 30, 2013 and 10,204,689 options were tendered for exchange. In connection with the MoM Option Exchange Offer, 3,401,654 replacement RSUs were granted which have an effective grant date of May 6, 2013.
For additional details, please see the Grants of Plan-Based Awards for Fiscal 2013 table, under the header “Estimated Future Payouts Under Equity Incentive Plan Awards.”

3.	Long-Term Cash Award Program
On December 6, 2012, the Compensation Committee approved a long-term cash award program for senior officers, including the Named Executive Officers. These awards were designed to provide a degree of value assurance relative to our equity plans for executives due to the uncertainty regarding the timing of any liquidity event for shares of our Parent’s common stock. Longer serving executives with fully vested initial awards were provided with a shorter vesting period than more recently hired executives. The program terms specify that the award will be payable in three installments and further that the third installment payment for each award recipient will be adjusted downward (i) to reflect shares of Parent common stock previously owned and sold by that individual and (ii) if Parent's common stock is then publicly traded, to reflect the value of shares of Parent common stock that individual owns or could receive upon exercise of stock options or vested RSUs, in each case excluding shares relating to continuation stock options, continuation restricted stock units and cash invested in connection with the going-private transaction of the Company. Awards to Named Executive Officers were as follows:

Named Executive Officer	Cash Payment (First Installment)	Cash Payment (Second Installment)	Target Range for Cash Payment (Third Installment) (1)
Kevin J. Kennedy	$994,000	$1,656,000	$3,975,000 - $7,288,000
David Vellequette	$173,000	$517,500	$1,660,000 - $2,836,000 (2)
James M. Chirico, Jr.	$523,000	$871,875	$2,093,000 - $3,836,000
Thomas G. Mitchell	$342,000	—	—
Brett A. Shockley	$285,000	$475,000	$1,140,000 - $2,090,000

(1)	Actual amounts to be awarded will depend on individual performance rating for the year in which the third installment payment is to be made, but will not be less than the minimum of the range.

(2)
The third installment of Mr. Vellequette’s award was increased by the Compensation Committee on June 28, 2013 and previously had been the range of approximately $1,035,000 to $1,898,000. The increase followed an assessment of the value of Mr. Vellequette’s total compensation package versus his peers and was intended to recognize the importance of his role and his individual contributions during fiscal 2013.

E.	Other Compensation
In addition to base salaries, short-term incentives and long-term incentives, the Company provides its executive officers with certain other benefits to remain competitive in the market.

1.	Perquisites
Certain temporary relocation expenses are paid on behalf of executive officers, including the Named Executive Officers, in order to attract and retain critical talent. For additional information regarding perquisites made available to the Named Executive Officers during fiscal 2013, please see the “All Other Compensation” column of the Summary Compensation Table and the corresponding footnotes.

2.	Post-Employment Benefit Information
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
Savings Plans
At the same time the changes were made to the APPSE and the ASPP described above, the Company enhanced the Avaya Inc. Savings Plan for Salaried Employees, or ASPSE, a qualified savings plan that covers U.S. salaried employees, and created the Avaya Inc. Savings Restoration Plan, or ASRP. The ASRP is an unfunded non-qualified deferred compensation plan designed to restore contribution opportunities lost under the ASPSE as a result of Internal Revenue Service, or IRS, Code limits. The ASRP provides that executives will be able to defer compensation and receive Company allocations (automatic company contributions and company matching contributions) that cannot be made or received under the ASPSE because of limitations imposed by the Code. The Company suspended matching contributions under the ASRP effective March 1, 2009.
Under the APPSE, effective January 1, 2013, the Company matching allocation is made on a quarterly basis, once a Company performance threshold is met. The matching formula is 50% on the first 5% of eligible compensation contributed by a participant on a pre-tax basis. The Company match is capped at $3,000 annually, per participant.
For more information regarding each of these plans, please see “Pension Benefits” and “Nonqualified Defined Contribution and Other Deferred Compensation Plans” below.

V.	Employment, Change in Control and Separation Arrangements

A.	Mr. Kennedy's Employment Agreement
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
Effective December 22, 2008, Mr. Kennedy also received 400,000 RSUs, which are now fully vested and for which the underlying shares have been distributed to him. Prior to an initial public offering, (i) if Mr. Kennedy's employment is terminated other than for cause, (ii) if he voluntarily resigns for any reason or (iii) upon his death or disability, Mr. Kennedy has the right to require Parent to purchase from him any or all of the shares of common stock subject to those vested RSUs at fair market value, unless fair market value is less than $10 per share, in which case the purchase price shall be $10 per share, or the RSU Price. Further, in the event that certain “drag-along” or “tag-along” provisions under the management stockholders' agreement are exercised and Mr. Kennedy sells shares of common stock underlying those vested RSUs in certain transactions and receives less than $10 per share, then Parent is obligated to pay to Mr. Kennedy the difference between $10 per share and the amount realized by Mr. Kennedy in such transaction.
In addition, the agreement provides that, for so long as Mr. Kennedy is the Company's CEO, the Sponsors shall ensure that their affiliates vote to elect him as a member of our board of directors.

B.	Change in Control Agreements
None of the Named Executive Officers is a party to a change in control agreement.

C.	Involuntary Separation Plan
The Avaya Inc. Involuntary Separation Plan for Senior Officers, amended and restated as of February 1, 2009, is designed to provide a specific payment and certain benefit enhancements to eligible executive officers of the Company and its affiliated companies and subsidiaries, including the Named Executive Officers, in the event that their employment is involuntarily terminated under certain conditions. Eligible executive officers include the CEO and all executive officers elected by the Company's board of directors at a level above Vice President who are designated “At Risk” under the Avaya Force Management Program Guidelines. For a description of the potential amounts that could be received by each of the Named Executive Officers assuming an involuntary separation had occurred as of September 30, 2013, please see the section below titled “Potential Payments on Occurrence of Change in Control and Other Events.”

VI.	Fiscal 2014 Actions and Changes to Compensation
Following the conclusion of fiscal 2013, the Compensation Committee approved changes to certain executive officer compensation arrangements, including those for certain Named Executive Officers.
Short-Term Incentive Plan

1.	Executive Committee Discretionary Annual Incentive Plan
On October 15, 2013, the Compensation Committee approved a new short-term incentive structure, providing employees at various corporate levels with incentive opportunities through more appropriate vehicles, based on their ability to directly impact the Company’s EBITDA performance. As part of the new structure, the Compensation Committee approved a new compensation plan, called the Executive Committee Discretionary Annual Incentive Plan (the "EC DAIP") for executive officers of the Parent, including the Named Executive Officers. In connection with the adoption of the EC DAIP, the Compensation Committee amended the STIP to exclude the EC DAIP participants from participation in the STIP.
Under the EC DAIP, there are two six-month performance periods in each fiscal year with the first being October 1 through March 31 and the second being April 1 through September 30, although the Compensation Committee has the discretion to modify the performance periods. At the beginning of each performance period, the Compensation Committee will establish (i) target awards for participants and (ii) the performance criteria to be applicable to awards for such performance period. Awards will be made by the Compensation Committee following the end of each performance period and will be paid as soon as practicable after the performance period.
The total amount of funding for any performance period will not be less than 70% of target awards for all participants in the Plan for such performance period. The amount paid to a participant with respect to an award will be determined in the sole discretion of the Compensation Committee. In the case of participants other than the CEO, the CEO will make a recommendation to the Compensation Committee as to the amount of each such participant's award payment. The determination of the amount paid with respect to an award for each participant will be made after the end of each performance period and may be less than (including no award) or greater than the target award, up to a maximum amount of two times such participant’s target award. A participant will not be eligible to receive an award if he or she voluntarily terminates employment or is involuntarily terminated for cause, in each case before the award is paid.
On November 15, 2013, the Compensation Committee determined the minimum and maximum funding for the plan for fiscal 2014 of approximately $4.2 million and $12 million, respectively. In addition, the Compensation Committee established the individual performance criteria for receiving awards under the EC DAIP for each of the October 1, 2013 to March 31, 2014 and April 1, 2014 to September 30, 2014 performance periods. At the end of each of the performance periods, with respect to senior officers other than the CEO, the CEO will recommend awards to the Compensation Committee for approval based on individual performance as measured by factors including, but not limited to, overall impact, teamwork, attitude and results. Any award for the CEO will be determined by the Compensation Committee. The maximum and minimum amounts were determined using proposed target awards that have not been communicated to participants in the plan because the ultimate issuance of awards and their amounts is discretionary.

2.	EC LTIP
On December 6, 2012, the Compensation Committee approved the amendment and restatement of the EC LTIP. The plan was revised to include additional executive officers as participants and to extend the term of the plan to cover fiscal years 2014 and 2015 in addition to the previously covered fiscal years of 2011 through 2013. The plan amendments did not modify any previously issued awards covering fiscal years 2011 through 2013.
On November 15, 2013, the Compensation Committee approved an amendment to the EC LTIP to modify the methodology in which awards are made to participants. Previously, an amount would be credited to a participant’s account in a fiscal year based on the achievement by the Company of financial thresholds and targets based on Adjusted EBITDA, excluding the impact of payments under STIP, or any successor plan. For fiscal years 2014 and 2015, the EC LTIP was revised to eliminate the performance threshold and instead to base awards on a single Company financial target of Pre-STIP Adjusted EBITDA. Further, under the revised EC LTIP, the Compensation Committee has full discretion to credit amounts to a participant’s account if the Pre-STIP Adjusted EBITDA target is not reached. In no event, however, will the amount credited to a participant’s account exceed 160% of that participant’s targeted award.

3.	LTI Grant Strategy and FY14 Grants
On November 15, 2013, the Compensation Committee approved a long-term incentive grant (“LTI Grant”) comprised of a mix of stock options, RSUs and cash to senior officers.
The table below reflects the fiscal 2014 LTI Grants awarded to the Named Executive Officers, with the exception of Mr. Kennedy, whose compensation is scheduled for review at our December 2013 Board of Directors meeting.

Officer	LTI Grant Total	Stock Options		RSUs		Cash
		($)	(#)	($)	(#)
David Vellequette, SVP and Chief Financial Officer	$2,250,000	$450,000	360,000	$675,000	300,000	$1,125,000
James J. Chirico, Jr., EVP, Business Operations	$2,250,000	$450,000	360,000	$675,000	300,000	$1,125,000
Brett A. Shockley, SVP and Chief Technology Officer	$750,000	$150,000	120,000	$225,000	100,000	$375,000
Stock options and RSUs under the LTI Grant vest 1/3 on the first anniversary of the date of grant and 1/12 on each quarterly anniversary of the date of grant thereafter. The cash portion of each LTI Grant will vest 1/3 on each anniversary of the date of grant. The number of RSUs and stock options awarded is based upon the fair market value of a share of Parent’s common stock, which was $2.25 on the date of grant and a Black-Scholes value of $1.25 as of June 30, 2013, respectively.
In addition, if at the end of each year during the vesting period it is determined that a Pre-STIP Adjusted EBITDA target is achieved by the Company, then a multiplier of 1.5 times will be applied to the value of the RSU and cash portions of each award. If the multiplier applies, the additional RSUs and cash that will be granted on that date of determination will be 100% vested at the time of grant and, in the case of RSUs, will be delivered in shares using the fair market value of a share of Parent’s common stock on the date of grant. By way of example, if the RSU and cash portions of an award are $450,000 and $750,000, respectively, and the Pre-STIP Adjusted EBITDA target is achieved triggering the 1.5 times multiplier, then the value of additional RSUs and cash to be awarded on the date of determination would be $250,000 (or 50% of $450,000) and $375,000 (or 50% of $750,000), respectively.

4.	Perquisites
On November 15, 2013, the Compensation Committee approved annual allowances to each of the senior officers of the Company, payable on December 31st of each year, to be used for tax preparation and financial planning services. The CEO will receive a $20,000 annual allowance and each senior officer other than the CEO will receive a $15,000 annual allowance.

VII.	Conclusion
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
Summary Compensation Table
The following table sets forth the compensation earned by the Company's Named Executive Officers for services rendered in all capacities to the Company and its subsidiaries for the fiscal years indicated. The Company's Named Executive Officers for fiscal 2013 include our Chief Executive Officer, our Chief Financial Officer, and our three most highly compensated executive officers in fiscal 2013 other than the Chief Executive Officer and Chief Financial Officer.

Name	Year	Salary (4)	Bonus (5)	Stock Awards (6)	Option Awards (6)	Non-Equity Incentive Plan Comp (7)	All Other Comp. (8)	Total
Kevin J. Kennedy (1)	2013	$1,250,000	$592,382	$2,575,001	—	$2,932,000	$17,571	$7,366,955
President and Chief Executive Officer	2012	$1,250,000	—	—	—	—	$78,648	$1,328,648
	2011	$1,250,000	—	—	—	$2,584,227	$25,112	$3,859,339
David Vellequette (2)	2013	$587,500	$200,000	$1,006,251	$585,000	$1,071,250	$7,718	$3,457,719
Senior Vice President and Chief Financial Officer

James M. Chirico, Jr.	2013	$653,269	—	$708,127	—	$2,085,250	$7,819	$3,454,465
Executive Vice President, Business Operations	2012	$636,250	$100,000	—	—	—	$28,970	$765,220
	2011	$625,000	$2,100,000	—	—	$1,326,508	$106,750	$4,158,258
Thomas G. Mitchell (3)	2013	$563,461	$125,000	$262,501	—	$1,784,000	$6,623	$2,741,585
Senior Vice President, Global Sales	2012	$500,000	—	$440,000	$135,850	—	$3,340	$1,079,190
	2011	$475,000	$503,250	$150,000	$754,650	$298,533	$2,960	$2,184,393
Brett A. Shockley	2013	$455,353	—	$478,503	—	$1,070,000	$688,148	$2,692,003
Senior Vice President and Chief Technology Officer

(1)
The Board of Directors expects to review CEO compensation for fiscal 2013 at its December 2013 meeting. Therefore, certain elements of Mr. Kennedy’s compensation have neither been determined nor included.

(2)
Mr. Vellequette became the Company’s Senior Vice President and Chief Financial Officer on October 1, 2012. His 2013 salary reflects an adjustment from $575,000 to $625,000 that became effective June 30, 2013.

(3)
Mr. Mitchell joined the Company as Senior Vice President, Channel Integration on May 3, 2010 and was named Senior Vice President, SME and Avaya Go to Market effective April 1, 2011, at which time, his base salary was adjusted from $450,000 to $500,000. He subsequently assumed the role of Senior Vice President, Global Sales effective January 11, 2013 and his salary was adjusted from $500,000 to $600,000 effective January 1, 2013.

(4)	Amounts shown for fiscal 2013 reflect the impact of participation in the Company's mandatory one-week furlough program for Messrs. Chirico and Mitchell.

(5)
Amounts shown for fiscal 2013 reflect: (i) for Mr. Kennedy, a one-time recognition bonus award, (ii) for Mr. Vellequette, a sign-on payment in connection with his offer of employment, (iii) for Mr. Mitchell, the second installment of a retention award made to him in December 2012. The amount shown for Mr. Chirico for fiscal 2012 reflects the second installment of a cash bonus program adopted to retain employees assisting with the NES acquisition. Amounts shown for fiscal 2011 reflect: (i) for Mr. Chirico, a special retention award and the first installment of a cash bonus program adopted to retain employees assisting with the NES acquisition of $2,000,000 and $100,000, respectively and (ii) for Mr. Mitchell a sign-on payment in connection with his offer of employment.

(6)
Amounts indicated for the “Stock Awards” and “Option Awards” columns represent the aggregate grant date fair value of the awards during the respective years as calculated in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation,” or ASC 718, without regard to forfeiture assumptions. For more information regarding the valuation of stock-based awards (including assumptions made in such valuation), refer to Note 14, “Share-based Compensation,” to our audited consolidated financial statements included elsewhere in this report.

Included in fiscal 2013 is the incremental fair value of the replacement RSUs awarded under the MoM Option Exchange Offer in which MoM and performance-based "EBITDA" stock options were exchanged for RSUs. See “Grants of Plan Based Awards in Fiscal 2013” for more information.
Not included in fiscal 2011, 2012 or 2013 are any amounts attributable to MoM stock options as it is not possible to determine if the performance condition (e.g., sale or initial public offering of Parent) will be satisfied until such event actually occurs.   For options granted to Mr. Vellequette in 2013, assuming the highest level of achievement, the aggregate grant date fair value for fiscal 2013 would have been $410,375. For options granted to Mr. Mitchell in 2011 and 2012, assuming the highest level of achievement, the aggregate grant date fair value for fiscal 2011 and fiscal 2012 would have been $434,700 and $93,450 respectively.

(7)	Reflects amounts earned under each of the following programs for the Named Executive Officers.

Name	Year	Annual STIP Awards (a)	Short Term Cash Award (b)	STGI (c)	Long Term Cash Bonus(d)	EC Long Term Incentive Plan (e)	Total
Kevin J. Kennedy	2013	$125,000	$1,563,000	$250,000	$994,000	—	$2,932,000
	2012	—	—	—	—	—	—
	2011	$959,227	—	—	—	$1,625,000	$2,584,227
David Vellequette	2013	$217,000	—	$206,250	$173,000	$475,000	$1,071,250
James M. Chirico, Jr.	2013	$231,000	$650,000	$206,250	$523,000	$475,000	$2,085,250
	2012	—	—	—	—	—	—
	2011	$389,008	—	—	—	$937,500	$1,326,508
Thomas G. Mitchell	2013	$42,000	$400,000	$1,000,000	$342,000	—	$1,784,000
	2012	—	—	—	—	—	—
	2011	$115,200	—	—	—	$183,333	$298,533
Brett A. Shockley	2013	$75,000	$360,000	$75,000	$285,000	$275,000	$1,070,000

(a)	Represents annual STIP award payments as discussed under "-Elements of Executive Officer Compensation-Short-Term Incentives."

(b)
Represents a short-term cash award. See “-Elements of Executive Officer Compensation-Additional Fiscal 2013 Pay Actions.” For all Named Executive Officers with the exception of Mr. Shockley, awards are payable in three installments in December 2012, March 2013 and December 2013. Mr. Shockley’s award is payable in two installments in December 2012 and December 2013. Mr. Mitchell forfeited the third installment of his award upon his voluntary termination of employment effective October 1, 2013.

(c)
Represents the Cash portion of the STGI program earned for the fiscal year as described in "-Elements of Executive Officer Compensation-Short-Term Incentives." With the exception of Mr. Mitchell, the cash portion of each executive officer award vests monthly over a 12 month period from July 1, 2013 to June 30, 2014, provided the award recipient is employed by the Company as of the last day of the applicable month. Although vested monthly, each award will be payable 50% on December 31, 2013 and 50% on June 30, 2014. Mr. Mitchell’s award vested September 30, 2013, and was paid 50% on September 30, 2013, with the remaining 50% payable on December 31, 2013. If an award recipient is terminated for cause, he or she will be deemed to have forfeited his or her award, including any vested but unpaid balances of the cash portion of the award.

(d)	Represents Long-Term Cash Bonus award payments in fiscal 2013 as discussed under "-Elements of Executive Officer Compensation-Additional Fiscal 2013 Pay Actions."

(e)
Represents Long-Term Cash Incentives earned as discussed under "-Elements of Executive Officer Compensation-Long-Term Incentives." The amount for 2013 represents a discretionary award based upon achievement of 99% of threshold amount established by the Compensation Committee at the beginning of the performance period for payment of the awards

(8)	During fiscal 2013, the Named Executive Officers received certain perquisites provided by or paid for by the Company pursuant to Company policies.
For Messrs. Chirico, Shockley and Vellequette, amounts include benefit amounts associated with Company contributions to the ASPSE on the same basis as other employees. For all Names Executive Officers, amounts further include life insurance premiums paid for by the Company (the amount for Mr. Kennedy was $17,571), and for Mr. Shockley, commuting expenses.
The Company provides relocation assistance to eligible employees who change their place of residence for their positions at Avaya. The type and amount of assistance varies by leadership level. Mr. Shockley received approximately $633,000 in relocation assistance when he moved from Minnesota to California, where the Company’s headquarters are located. The amount reported is the cost incurred by the Company and includes home finding, temporary living, transportation of household goods, closing costs and carrying costs. It also includes a loss on the sale of his home of approximately $205,000.
The Company also provides reimbursement of taxes incurred on taxable moving expenses. The amount reported for Mr. Shockley includes approximately $45,000 in tax reimbursement for fiscal 2013.

Grants of Plan-Based Awards in Fiscal 2013
The following table sets forth information concerning non-equity and equity incentive awards granted in fiscal 2013 to each of the Named Executive Officers. The equity incentive awards were made under the 2007 Plan described below.

Name	Grant Date	Board Approval Date		Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards			Exercise or Base Price of Option Awards (5)	Grant Date Fair Value of Stock and Option Awards (6)
				Threshold	Target	Maximum		Threshold	Target	Maximum
Kevin J. Kennedy					$1,562,500	$2,500,000	(1)
		12/22/10		$937,500	$1,250,000	$2,000,000	(2)
	12/06/12	12/06/12	(3)		$1,250,000
	12/06/12	12/06/12	(4)		$5,631,000	$8,944,000
	05/06/13	05/06/13	(7)						$700,001			$1,575,002
	06/28/13	06/28/13	(8)		$1,000,000				$444,444			$1,000,000
David Vellequette					$562,500		(1)
		12/22/10		$431,250	$575,000	$920,000	(2)
	10/01/12	10/01/12	(9)						$150,000			$600,000
	10/01/12	10/01/12	(10)						$500,000		$4.00	$585,000
	12/06/12	12/06/12	(4)		$2,178,000	$3,353,500
	05/06/13	05/06/13	(7)						$58,334			$131,252
	06/28/13	06/28/13	(8)		$825,000				$122,222			$275,000
James M. Chirico, Jr.					$573,750		(1)
		12/22/10		$468,750	$625,000	$1,000,000	(2)
	12/06/12	12/06/12	(3)		$575,000
	12/06/12	12/06/12	(4)		$2,965,000	$4,708,000
	05/06/13	05/06/13	(7)						$192,501			$433,127
	06/28/13	06/28/13	(8)		$825,000				$122,222			$275,000
Thomas G. Mitchell					$480,000		(1)
		12/22/10		$375,000	$500,000	$800,000	(2)
	05/06/13	05/06/13	(7)						$116,667			$262,501
	06/28/13	06/28/13	(8)		$500,000
Brett A. Shockley					$380,000		(1)
		12/22/10		$300,000	$400,000	$640,000	(2)
	12/06/12	12/06/12	(3)		$300,000
	12/06/12	12/06/12	(4)		$1,615,000	$2,565,000
	05/06/13	05/06/13	(7)						$79,335			$178,504
	06/28/13	06/28/13	(8)		$300,000				$133,333			$300,000

(1)
Represents fiscal 2013 target awards under the STIP. The maximum target amount for Mr. Kennedy's STIP award reflects the fact that his employment agreement places a limit of 200% of his annual base salary on his total STIP award, if any.

(2)	Represents fiscal 2013 threshold, target and maximum potential awards under the EC LTIP, which is discussed above under “-Elements of Executive Officer Compensation-Long Term Incentives.”

(3)	Represents the third installment awarded under the Short-Term Cash Award program. See “-Elements of Executive Officer Compensation- Additional Fiscal 2013 Pay Actions.”

(4)	Represents the second and third installments awarded under the Long-Term Cash Award program. See “-Elements of Executive Officer Compensation- Additional Fiscal 2013 Pay Actions.”

(5)
Under the terms of the 2007 Plan, the exercise price for an award cannot be less than the fair market value of a share of our common stock on the date of grant. The exercise prices indicated represent the fair market value of Parent’s common stock on the applicable grant dates, as determined by the Compensation Committee, the administrator under the 2007 Plan.

(6)
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

(7)
Represents the incremental fair value of the RSUs awarded under the MoM Option Exchange Offer. See “-Elements of Executive Officer Compensation- Additional Fiscal 2013 Pay Actions.” Messrs. Kennedy, Vellequette, Chirico, Mitchell and Shockley tendered 2,100,000, 175,000, 577,500, 350,000 and 238,000 outstanding and unvested MoM stock options, respectively, in that exchange offer.

(8)
Amounts shown represent the grant date fair value of the cash and RSUs awarded in the STGI program. See “-Elements of Executive Officer Compensation-Short-Term Incentives.” RSU awards under the STGI vest monthly, but the shares underlying vested awards generally will not be distributed until the earlier occurrence of a change in control of Parent, the recipient’s death or disability, the recipient’s termination of employment from the Company or the fifth (5th) anniversary of the grant date of the award. If an award recipient is terminated for cause, he or she will be deemed to have forfeited his or her award, including any vested but undistributed RSUs.

(9)	Represents time-based RSU awards vesting 25% annually until fully vested four years from the date of grant.

(10)
Represents time-based stock option awards vesting 25% annually until fully vested four years from the date of grant and MoM stock options vesting 50% or 100% upon the achievement of certain returns on the Sponsors' initial investment in the Company as described in the “Description of 2007 Plan” below. Mr. Vellequette exchanged 175,000 of the MoM stock options for 58,334 RSUs awarded under the MoM Option Exchange Offer. See note 7 above and “-Elements of Executive Officer Compensation- Additional Fiscal 2013 Pay Actions.”

Description of 2007 Plan
Parent has adopted the 2007 Plan, in which executive officers, including the Named Executive Officers, and other employees, directors and consultants are eligible to participate. As of September 30, 2013, 49,848,157 shares of Parent common stock were authorized for issuance in connection with awards granted pursuant to the 2007 Plan, in addition to 2,924,125 shares available for issuance in satisfaction of Continuation Options and Continuation Units, or together the Continuation Awards. None of the Named Executive Officers holds any Continuation Awards. Parent’s common stock is not publicly traded. See “Management's Discussion and Analysis-Use of Estimates and Critical Accounting Policies-Share-based Compensation” for information on the methodology to value Parent’s common stock.
RSUs
Each RSU awarded under the 2007 Plan, when vested, entitles the holder to receive one share of Parent's common stock, subject to certain restrictions on their transfer and sale as provided for in the 2007 Plan and the related award agreements.
RSUs granted during fiscal 2013 generally vest 25% on each anniversary of the grant date.
Stock Options
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
From the beginning of fiscal 2012 through February 2013, awards of time-based and market-based multiple-of-money, or MoM, stock options were made to Company employees. Each grant of stock options included 65% time-based vesting and 35% MoM-based vesting awards. The time-based portions of the stock options vest 25% on the first anniversary of the grant date and thereafter vest in equal installments annually over the following three-year period, becoming fully vested four years after the grant date. The MoM stock options vest 50% upon the achievement of a multiple of 1.6 times, and 100% upon the achievement of a multiple of 2.0 times or greater, the initial amount invested in Parent by the Sponsors. Under the 2007 Plan, the initial amount invested in Parent by the Sponsors is defined as $1.5 billion. Effective February 2013, the Company ceased granting MoM stock options and thereafter, stock options granted vest 25% on each anniversary of the grant date.
To the extent an individual acquires shares of Parent common stock upon exercise of a stock option or vesting of an RSU, those shares are subject to the restrictions on transfer and other provisions contained in a management stockholders' agreement and, in the case of certain executive officers, including certain of the Named Executive Officers, a registration rights agreement. See “Certain Relationships and Related Transactions and Director Independence.

Outstanding Equity Awards at Fiscal Year End
The following table sets forth the outstanding equity awards at the end of fiscal 2013 for each of the Named Executive Officers:

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options: Number Exercisable (1)	Number of Securities Underlying Unexercised Options: Number Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (2)	Option Exercise Price	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That have Not Vested (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (4)
Kevin J. Kennedy	2,437,500	—	812,500	$3.00	11/17/19
	520,000	—	130,000	$3.00	11/19/19
						1,033,334	$2,325,002
David Vellequette	—	—	325,000	$4.00	10/01/22
						300,001	$675,001
James M. Chirico, Jr.	609,375	—	203,125	$3.00	11/17/19
	208,000	—	52,000	$3.00	11/19/19
						284,168	$639,377
Thomas G. Mitchell	292,500	—	292,500	$3.00	03/31/21
	16,250	—	48,750	$4.40	02/16/22
						191,667	$431,251
Christopher M. Formant	124,313	—	41,438	$3.00	11/17/19
	16,000	—	4,000	$3.00	11/19/19
	73,125	—	73,125	$4.40	06/23/21
	32,500	—	97,500	$4.40	12/05/21
						179,335	$403,503

(1)	Represents the exercisable portion of stock options granted and outstanding.

(2)	The vesting dates for the stock option awards indicated are as follows:

Name	Original Stock Option Grant	Grant Date	Vesting Description
Kevin J. Kennedy	3,250,000	11/17/09	25% annually (4 year full vest)
	650,000	11/19/09	20% on 12/19/09; 20% annually thereafter (fully vested 12/19/13)
David Vellequette	325,000	10/01/12	25% annually (4 year full vest)
James M. Chirico, Jr.	812,500	11/17/09	25% annually (4 year full vest)
	260,000	11/17/09	20% on 12/19/09; 20% annually thereafter (fully vested 12/19/13)
Thomas G. Mitchell	585,000	03/31/11	25% annually (4 year full vest)
	65,000	02/16/12	25% annually (4 year full vest)
Brett A. Shockley	165,750	11/17/09	25% annually (4 year full vest)
	20,000	11/19/09	20% on 12/19/09; 20% annually thereafter (fully vested 12/19/13)
	146,250	06/23/11	25% annually (4 year full vest)
	130,000	12/05/11	25% annually (4 year full vest)

(3)	The stock awards are scheduled to vest as follows:

Name	RSU Award	Grant Date	RSUs Vested	RSUs Cancelled	RSUs Unvested	Vesting Description
Kevin J. Kennedy	700,001	05/06/13	—	—	700,001	100% on 12/16/2013
	444,444	06/28/13	111,111	—	333,333	Monthly for 12 months on the Last Day of Each Month beginning 7/31/2013
David Vellequette	150,000	10/01/12	—	—	150,000	25% annually (4 year full vest)
	58,334	05/06/13	—	—	58,334	100% on 12/16/2013
	122,222	06/28/13	30,556	—	91,667	Monthly for 12 months on the Last Day of Each Month beginning 7/31/2013
James M. Chirico, Jr.	192,501	05/06/13	—	—	192,501	100% on 12/16/2013
	122,222	06/28/13	30,556	—	91,667	Monthly for 12 months on the Last Day of Each Month beginning 7/31/2013
Thomas G. Mitchell	100,000	02/16/12	25,000	—	75,000	25% annually (4 year full vest)
	116,667	05/06/13	—	—	116,667	Monthly for 12 months on the Last Day of Each Month beginning 7/31/2013
Brett A. Shockley	79,335	05/06/13	—	—	79,335	100% on 12/16/2013
	133,333	06/28/13	33,333	—	100,000	Monthly for 12 months on the Last Day of Each Month beginning 7/31/2013

(i)
RSUs with the Vesting Description “100% on 12/16/2013” were awarded in accordance with the MoM Option Exchange Offer - See "-Elements of Executive Officer Compensation-Additional Fiscal 2013 Pay Actions.” RSUs with the Vesting Description “Monthly for 12 months on the Last Day of Each Month beginning 7/31/2013” were awarded in accordance with the STGI Program - See "-Elements of Executive Officer Compensation-Short-Term Incentives.”

(4)
Determined using the fair market value of Parent’s common stock on the last day of the fiscal year, which was $2.25 per share. Mr. Mitchell’s unvested RSUs were forfeited on October 1, 2013, due to his voluntary termination.

Options Exercised and Stock Vested
During fiscal 2013, there were no exercises of stock options by any of the Named Executive Officers. The following table sets forth the vesting of RSU awards in fiscal 2013:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting		Value Realized on Vesting (iv)
Kevin J. Kennedy	—	—	211,111	(i) (ii)	$550,000
David Vellequette	—	—	30,556	(ii)	$68,750
James M. Chirico	—	—	30,556	(ii)	$68,750
Thomas G. Mitchell	—	—	25,000	(iii)	$75,000
Brett A. Shockley	—	—	33,333	(ii)	$75,000

(i)
The Number of Shares Acquired on Exercise and the Value Realized on Exercise represents shares subject to an award of 400,000 RSUs that vested 25% annually and were granted to Mr. Kennedy pursuant to his employment agreement. The amount that vested in fiscal 2013 represents the fourth and final vesting installment of 100,000 RSUs. Under the terms of the award agreement, the receipt of all 400,000 of the underlying shares was deferred until December 22, 2012, at which time they all were issued to him. Pursuant to Mr. Kennedy's employment agreement he has the right to require the Company to repurchase those 400,000 shares at $10 per share under certain circumstances (see “-Employment, Change in Control and Separation Agreements” for further details). If those provisions had been invoked, Mr. Kennedy would have received $4 million for those 400,000 shares. The balance of the RSUs and Value Realized on Vesting (aggregating 111,111 RSUs) represents RSUs awarded in the STGI program. See “-Elements of Executive Officer Compensation-Short-Term Incentives.”

(ii)
Represents vesting for RSUs awarded in the STGI program. See “-Elements of Executive Officer Compensation-Short-Term Incentives.” Had the shares been delivered to the recipients on vesting, the value realized by each individual per share would have been $2.25.

(iii)
Represents shares subject to an RSU award granted to Mr. Mitchell in fiscal 2012 in recognition of his increased role and responsibilities within the Company. The amount that vested in fiscal 2013 represents the second of four equal vesting installments.

(iv)
As noted above, except with respect to the 100,000 shares distributed to Mr. Kennedy pursuant to the terms of his employment agreement, the receipt of shares subject to each of these RSU awards has been deferred. Had the shares been delivered to the recipients on vesting, the value realized by each individual per share would have been $2.25 for each of Messrs. Vellequette, Chirico and Shockley, which was the fair market value of one share of Parent’s common stock on each of their respective vesting dates. The value realized by each of Messrs. Kennedy and Mitchell would have been $550,000 and $75,000, respectively.

Nonqualified Deferred Compensation
The table below sets forth information concerning all nonqualified deferred compensation earned by each of the Named Executive Officers during fiscal 2013.
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

Name	Executive Contributions in the Last Fiscal Year	Registrant Contributions in the Last Fiscal Year	Aggregate Earnings in the Last Fiscal Year	Aggregate Withdrawals / Distributions in the Last Fiscal Year	Aggregate Balance at the Last Fiscal Year End
Kevin J. Kennedy	$44,800	—	$(5,159)	—	$285,720
David Vellequette	—	—	—	—	—
James M. Chirico, Jr.	$29,499	—	$44,714	—	$296,993
Thomas G. Mitchell	—	—	—	—	—
Brett A. Shockley	—	—	—	—	—
Potential Payments on Occurrence of Change of Control and Other Events
General
The sections below indicate amounts that could have been received by each of the Named Executive Officers following, or in connection with, involuntary separation and resignation/retirement. The sections assume that the triggering event happened as of September 30, 2013. It should be noted that each of the sections below represents the various amounts that could have been received by the Named Executive Officers under alternative scenarios, and they are not cumulative in nature.
Involuntary Separation
Cash and Benefits
During fiscal 2013, the Named Executive Officers were participants under the Avaya Inc. Involuntary Separation Plan for Senior Officers, or the Senior Officer Plan. The Plan is designed to provide a specific payment and certain benefit enhancements to eligible “Senior Officers” of Avaya and its affiliated companies and subsidiaries in the event that their employment is involuntarily terminated under certain conditions.
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
In the event that a Senior Officer (other than Mr. Kennedy) is terminated by the Company other than for “cause,” that Senior Officer is entitled to receive under the Senior Officer Plan, upon executing a termination agreement and release, a payment equal to 100% of final annual base salary, along with certain other benefits to continue for a period of time post-termination of employment, including certain medical benefits as prescribed by applicable law, and outplacement services. With respect to Mr. Kennedy, the terms of his employment agreement provide that his involuntary termination would be governed by the same plan, but he would be entitled to a payment equal to 200% of his base salary plus 200% of his target bonus under the STIP for the year of termination, in addition to the other benefits offered generally to Senior Officers under the Senior Officer Plan.
Under the terms of the EC LTIP, if a participant’s employment was terminated involuntarily without cause as of September 30, 2013, such participant’s account would have been credited for any amount earned during fiscal 2013 and subsequently paid on December 31, 2013.
With respect to the cash portions of STGI awards, in the event that a participant is involuntarily terminated other than for cause, he or she will receive full vesting credit for the month in which that termination occurs, and all future monthly vesting and award amounts will be forfeited. In such an event, the payment date for any vested cash portion of the award will occur on or about 30 days following the date of termination. By way of example, if an award recipient other than Mr. Mitchell is terminated other than for cause in November 2013 but prior to the end of that month, that participant would have five (5) months of his or her award vested (July, August, September, October and November 2013), and the vested amounts would be payable in December 2013. Using that example, there would be no further vesting and no additional cash payouts for that participant under the program.
The table below represents amounts that could have been received by each of the Named Executive Officers as of September 30, 2013, assuming an involuntary separation occurred on that date.

Name	Cash Payment Based on Salary (1)	Cash Payment Based on Target Bonus (2)	Cash Payment Based on Vested STGI Award (3)	Outplacement Services (4)	Total (5)
Kevin J. Kennedy	$2,500,000	$2,500,000	$250,000	$10,000	$5,260,000
David Vellequette	$625,000	$562,500	$206,250	$10,000	$1,403,750
James M. Chirico, Jr.	$675,000	$573,750	$206,250	$10,000	$1,465,000
Thomas G. Mitchell	$600,000	$480,000	$500,000	$10,000	$1,590,000
Brett A. Shockley	$475,000	$380,000	$75,000	$10,000	$940,000

(1)	Amounts represent two times annual base salary for Mr. Kennedy, and one times annual base salary for each of Messrs. Vellequette, Chirico, Mitchell, and Shockley, each as of September 30, 2013.

(2)
Amount for Mr. Kennedy is equal to two times his target STIP award as per his employment agreement. Amounts indicated for Named Executive Officers other than Mr. Kennedy assume that the last date of employment was September 30, 2013 and that the Company paid STIP at target. Amounts are reflective of total target STIP opportunity for the fiscal year, regardless of actual results for fiscal 2013 as set forth above under “-Elements of Executive Officer Compensation - Short Term Incentives.” See “Summary Compensation Table” for actual STIP payments earned in 2013.

(3)	Amount represents the vested Cash portion of the STGI Program. See “-Elements of Executive Officer Compensation-Short-Term Incentives.”

(4)	Represents an estimated cost to the Company for outplacement services based upon historical experience.

(5)	Excludes amounts earned in the EC LTIP Plan for fiscal 2011 and the discretionary award earned in fiscal 2013. See "Summary Compensation Table" and chart in footnote (7).
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
Generally, the employee would have 90 days post-termination of employment to exercise any vested stock options, and any unvested stock options would be forfeited as of the date of termination. However, Mr. Kennedy's employment agreement would allow him 12 months, and not 90 days, to exercise his vested stock options in such an event. The number of stock options for which vesting would be accelerated due to an involuntary termination as of September 30, 2013 and the value of the accelerated options are represented in the table below. In as much as the exercise price of each option is equal to or greater than the fair market value, those stock options are not exercisable, and no value has been attributed to them below.

Name	Number of Time-based Stock Options Accelerated Vesting	Exercise Price	Value of Accelerated Vesting Options
Kevin J. Kennedy	942,500	$3.00	—
David Vellequette	81,250	$4.00	—
James M. Chirico, Jr.	255,125	$3.00	—
Thomas G. Mitchell	73,125	$3.00	—
	12,188	$4.40	—
Brett A. Shockley	45,438	$3.00	—
	50,781	$4.40	—
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
Generally, a terminated employee would have 90 days post-termination of employment to exercise any of such vested time-based stock options. Mr. Kennedy's employment agreement would allow him 12 months to exercise all of his stock options in such an event. The number of stock options for which vesting would be accelerated due to an involuntary termination due to a change in control as of September 30, 2013 and the value of the accelerated options are represented in the table below. Pursuant to the terms of the 2007 Plan, if the exercise price of a grant is equal to or greater than the fair market value, those stock options are not exercisable. The fair market value of a share of Parent’s common stock on September 30, 2013 was $2.25, and the exercise price of each option held by the Named Executive Officers was $3.00, with the exception of one award for Mr. Mitchell and one award for Mr. Shockley each having an exercise price of $4.40. Because the fair market value of $2.25 is less than the respective exercise prices for those awards, no value has been attributed to them.

Name	Number of Time-based Stock Options Accelerated Vesting	Exercise Price	Value of Accelerated Vesting Options
Kevin J. Kennedy	942,500	$3.00	—
David Vellequette	325,000	$4.00	—
James M. Chirico, Jr.	255,125	$3.00	—
Thomas G. Mitchell	292,500	$3.00	—
	48,750	$4.40	—
Brett A. Shockley	45,438	$3.00	—
	50,781	$4.40	—

Restricted Stock Units
RSU awards issued under the 2007 Plan, including the RSU portions of the STGI awards, generally provide for accelerated vesting upon death or disability or upon a termination following a change in control (each as defined in the 2007 Plan). However, Replacement RSUs associated with the stock option exchange program conducted in fiscal 2013 provided an additional acceleration condition upon involuntary termination without cause or termination of employment under any enhanced severance plan adopted by the Company prior to December 16, 2013. As the fair market value of a share of Parent’s common stock on September 30, 2013 was $2.25, the number and value of RSUs that would be accelerated is represented in the table below.

Name	Number of Restricted Stock Units Accelerated Vesting	Exercise Price	Value of Accelerated Vesting Units
Kevin J. Kennedy	811,112	$2.25	$1,825,002
David Vellequette	88,890	$2.25	$200,003
James M. Chirico, Jr.	223,057	$2.25	$501,878
Thomas G. Mitchell	116,667	$2.25	$262,501
Brett A. Shockley	112,668	$2.25	$253,503
In addition to the amounts shown above, to the extent that receipt of shares underlying previously vested RSUs has been deferred, those shares would be distributed upon the earlier of a change in control, death or disability (each as defined in the 2007 Plan), termination of employment or five (5) years from the grant date. As the fair market value of a share of Parent’s common stock on September 30, 2013 was $2.25, the number of shares and value of previously vested and deferred shares is represented in the table below.

Name	Number of Restricted Stock Units Deferred Distribution	Fair Market Value at September 30, 2013	Value of Deferred Distribution Units
Kevin J. Kennedy	111,111	$2.25	$250,000
David Vellequette	30,556	$2.25	$68,750
James M. Chirico, Jr.	104,469	$2.25	$235,055
Thomas G. Mitchell	74,638	$2.25	$167,936
Brett A. Shockley	33,333	$2.25	$74,999
Resignation/Retirement
Cash and Benefits
Mr. Kennedy's employment agreement provides that, in the event he resigns for “good reason,” he would be entitled to receive the same amount as set forth under “Involuntary Separation - Cash and Benefits” above. Under the agreement, “good reason” means: a material reduction by the Company in his base salary; a material breach of the agreement by the Company which shall include a material reduction or material negative change by the Company in the type or level of compensation and benefits (other than base salary) to which he is entitled under the agreement, other than any such reduction or change that is part of and consistent with a general reduction or change applicable to all senior officers of the Company; a material failure by the Company to pay or provide to him any compensation or benefits to which he is entitled; a change in Mr. Kennedy's status, positions, titles, offices or responsibilities that constitutes a material and adverse change from his status, positions, titles, offices or responsibilities as in effect immediately before such change; the assignment to him of any duties or responsibilities that are materially and adversely inconsistent with his status, positions, titles, offices or responsibilities as in effect immediately before such assignment; any removal of Mr. Kennedy from or failure to reappoint or reelect him to any of such positions, titles or offices; the Company changing the location of its principal executive offices to a location more than 50 miles from its current principal office; any material breach by Parent or the Company of the agreement or any other agreement between Parent or the Company and Mr. Kennedy incorporated by reference in the agreement; or the provision of notice by the Company of its intention not to renew the agreement.
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
With respect to the EC LTIP, if a participant’s employment was terminated due to Retirement as of September 30, 2013, such participant’s account would have been credited for any amount earned during fiscal 2013 and subsequently paid, December 31, 2013. If a Change of Control had occurred prior to September 30, 2013 and a participant’s employment was voluntarily terminated with “good reason” within one year of the Change of Control event, such participant’s account would have been credited for any amount earned during fiscal 2013.
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
Director Compensation
In August 2011, Parent implemented a non-affiliated director compensation program in which independent directors of Parent receive an initial grant of RSUs with a market value of $200,000 upon joining the board of directors and an annual retainer of $100,000 in cash (which was to be reduced to $80,000 at such time as Parent had at least three independent directors on its board) plus RSUs with a market value of $150,000. Each independent director who serves on the Audit Committee, Compensation Committee and Nominating and Governance Committee of Parent receives an additional $10,000 as part of his annual retainer in lieu of meeting attendance fees. The Audit Committee Chairperson receives an additional $20,000 as part of his annual retainer and each of the Compensation Committee Chairperson and the Nominating and Governance Committee Chairperson receives an additional $15,000 as part of his annual retainer. Eligible directors can elect to receive their cash retainers in the form of RSUs, provided that at least 50% of their aggregate annual cash compensation was required to be in the form of RSUs. Each RSU granted under the program vests immediately upon issuance and is distributed to a director upon his resignation or removal from Parent’s board. The market value of all RSUs granted under the program is established based on the fair market value of a share of Parent's common stock on the date prior to the date on which that director is elected or appointed to serve.
Effective October 1, 2013, Parent’s board revised the program to (i) set the annual cash retainer at $100,000 and eliminate the step-down to $80,000 in the event three or more independent directors serve on Parent’s board and (ii) remove the requirement that independent directors must elect to receive at least 50% of their aggregate annual cash compensation in the form of RSUs. All other terms of the program remain unchanged.
During fiscal 2013 Mr. Gary Smith was the only independent director on Parent’s and the Company’s boards of directors and on Parent's Audit and Compensation Committees. For fiscal 2013, of his total annual retainer worth $120,000, based on his service on the board and his appointment as a member of the Audit and Compensation Committees, Mr. Smith elected to receive that retainer $60,000 in cash and $60,000 in RSUs (equaling 20,000 RSUs). All restricted stock units were awarded to Mr. Smith based upon the fair market value of Parent's common stock on December 19, 2012, the date of grant, which was $3.00 per share. The RSUs were granted pursuant to the terms of the 2007 Plan and were fully vested on the date of grant. The shares underlying the RSUs will not be distributed to him until his resignation or removal from the board of directors.
Below is a summary of the compensation received by Mr. Smith for his service as a director of Parent and the Company during fiscal 2013. Except as indicated below, none of our other directors received compensation from us for service on the board of directors during fiscal 2013:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Comp.	Change in Pension Value and Non-Qualified Deferred Comp.on Earnings	All Other Comp.	Total
Gary Smith	$60,000	$210,000	—	—	—	—	$270,000

(1)
Amount represents the aggregate grant date fair value of the awards as calculated in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation,” or ASC 718, without regard to forfeiture assumption. For more information regarding the valuation of stock-based awards (including assumptions made in such valuation), refer to Note 14, “Share-based Compensation,” in our audited Consolidated Financial Statements included elsewhere in this report.

Effective October 15, 2013, Mr. Kiran Patel was elected a director of Parent and the Company, and, because he qualifies as an independent director, he will be a participant in the non-affiliated director compensation program for fiscal 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
All of Avaya’s outstanding stock is owned by Avaya Holdings Corp., our Parent. The following table sets forth certain information with respect to the beneficial ownership of our Parent’s common stock at November 1, 2013 for:

•	each person whom we know beneficially owns more than five percent of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.
The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC.

The percentage of common stock beneficially owned by each person is based on 488,985,469 shares of common stock outstanding as of November 1, 2013. Shares of common stock that may be acquired within 60 days following November 1, 2013 pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such holder but are not deemed to be outstanding for computing the percentage ownership of any other person shown in the table. Beneficial ownership representing less than one percent is denoted with an “*.”

Name	Common Stock of Avaya Holdings Corp. Beneficially Owned	Percentage of Outstanding Shares Beneficially Owned
Silver Lake Funds and affiliates (1)	419,814,172	72.8%
TPG Funds and affiliates (2)	419,814,172	72.8%
James M. Chirico, Jr. (3)(4)(5)	1,434,225	*
Kevin J. Kennedy (3)(4)(5)(6)	5,551,171	1.1%
Thomas G. Mitchell (4)(5)	191,305	*
Brett A. Shockley (3)(4)(5)	469,877	*
David Vellequette (3)(4)(5)	238,195	*
John S. Chen (1)(7)	—	*
John W. Marren (2)(8)	—	*
Charles H. Giancarlo (1)(3)(4)(5)(9)	383,334	*
Afshin Mohebbi (2)(10)	—	*
Greg K. Mondre (1)(11)	—	*
Kiran Patel (4)	88,889	*
Ronald Rittenmeyer (1)(12)	—	*
Gary B. Smith (4)	163,182	*
Directors and executive officers as a group, (19 Persons) (3)(4)(5)(6)(7)(8)(9)(10)(11)(12)(13)	12,062,961	2.4%
 __________

(1)
The shares of our Parent's common stock that are attributed to Silver Lake Funds (as defined below) and affiliates consist of an aggregate of 332,450,000 shares of our Parent's common stock, 32,649 shares of our Parent's common stock issuable upon conversion of shares of our Parent's convertible Series B Preferred Stock and 87,331,523 warrants to purchase shares of our Parent's common stock. Of the warrants owned by Silver Lake Funds and affiliates, 71,007,030 warrants have an exercise price of $3.25 per share and are exercisable at any time prior to December 18, 2019, and 16,324,493 warrants have an exercise price of $4.00 per share and are exercisable at any time prior to May 29, 2022. Excluding warrants and shares issuable upon conversion of Series B Preferred Stock, the shares of our Parent's common stock that are attributed to Silver Lake Funds and affiliates represent 68% of all shares of our Parent's common stock outstanding as of November 1, 2013. The 32,649 shares of our Parent's convertible non-voting Series B Preferred Stock owned by Silver Lake Funds and affiliates represents 66.7% of all shares of our Parent's Series B Preferred Stock outstanding as of November 1, 2013. In addition, funds affiliated with Silver Lake own an aggregate of 38,864 shares of our Parent's non-voting Series A Preferred Stock (representing 31.1% of the issued and outstanding shares of Series A Preferred Stock) that are not convertible into our Parent's common stock and are excluded from the table above. The warrants expiring on December 18, 2019 and the Series A Preferred Stock were issued in connection with the financing of the NES acquisition, while the warrants expiring on May 29, 2022 and the Series B Preferred Stock were issued in connection with the financing of the Radvision acquisition (see Note 9, “Financing

Arrangements,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information).
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
The mailing address for Charles Giancarlo and Greg Mondre and for each of the Silver Lake Funds and their direct and indirect general partners is c/o Silver Lake, 2775 Sand Hill Road, Suite 100, Menlo Park, CA 94025.

(2)
The shares of our Parent's common stock that are attributed to the TPG Funds (as defined below) and affiliates in this table consist of an aggregate of 332,450,000 shares of our Parent's common stock, 32,649 shares of our Parent's common stock issuable upon conversion of shares of our Parent's convertible Series B Preferred Stock and 87,331,523 warrants to purchase shares of our Parent's common stock. Of the warrants owned by TPG Funds and affiliates, 71,007,030 warrants have an exercise price of $3.25 per share and are exercisable at any time prior to December 18, 2019, and 16,324,493 warrants have an exercise price of $4.00 per share and are exercisable at any time prior to May 29, 2022. Excluding warrants and shares issuable upon conversion of Series B Preferred Stock, the shares of our Parent's common stock that are attributed to the TPG Funds and affiliates represent 68% of all shares of our Parent's common stock outstanding as of November 1, 2013. The 32,649 shares of our Parent's convertible non-voting Series B Preferred Stock owned by TPG Funds and affiliates represents 66.7% of all shares of our Parent's Series B Preferred Stock outstanding as of November 1, 2013. In addition, funds affiliated with TPG own an aggregate of 38,864 shares of our Parent's non-voting Series A Preferred Stock (representing 31.1% of the issued and outstanding shares of Series A Preferred Stock) that are not convertible into common stock and are excluded from the table above. The warrants expiring on December 18, 2019 and the Series A Preferred Stock were issued in connection with the financing of the NES acquisition, while the warrants expiring on May 29, 2022 and the Series B Preferred Stock were issued in connection with the financing of the Radvision acquisition (see Note 9, “Financing Arrangements,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information).

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

(3)	Includes beneficial ownership of the following numbers of shares of Parent common stock that may be acquired within 60 days of November 1, 2013 pursuant to stock options:

• James J. Chirico, Jr.	1,072,500	• David Vellequette	81,250
• Kevin J. Kennedy	3,900,000	• Charles H. Giancarlo	325,000
• Brett A. Shockley	323,875	• Directors and executive officers as a group	7,792,375
On February 25, 2013, the Compensation Committee of our Board of Directors approved a stock option exchange program through which individuals holding market-based “multiple-of-money” and performance-based “EBITDA” stock options could exchange them on a three-for-one basis for RSUs. The grant date for the awards was May 6, 2013, and the replacement RSUs will vest in full on December 16, 2013. The table reflects the results of the stock option exchange program.

(4)
Includes ownership of the following numbers of shares of Parent common stock underlying RSUs that have vested or that may vest within 60 days of November 1, 2013 for which receipt has been deferred such that, absent an event triggering issuance of the shares in accordance with the terms of the award agreement under which the RSUs were issued, the shares would not be received within 60 days of November 1, 2013.

• James J. Chirico, Jr.	135,024	• David Vellequette	98,611
• Kevin J. Kennedy	222,222	• Kiran Patel	88,889
• Thomas G. Mitchell	74,638	• Gary B. Smith	163,182
• Brett A. Shockley	66,667	• Directors and executive officers as a group	1,470,316

Note that the number of units held by Directors and executive officers as a group excludes units held by; Mr. J. Joel Hackney, who ceased serving as Senior Vice President & General Manager, Cloud Solutions, on June 19, 2013; and Mr. Thomas G. Mitchell, who ceased serving as Senior Vice President and President, Avaya Global Sales, on September 30, 2013. Including their RSUs, Directors and executive officers as a group would beneficially own 1,643,504 shares of common stock underlying RSUs that have vested or that may vest within 60 days of November 1, 2013 for which receipt has been deferred such that, absent an event triggering issuance of the shares in accordance with the terms of the award agreement under which the RSUs were issued, the shares would not be received within 60 days of November 1, 2013.
The table reflects the results of the stock option exchange program referenced in note 3 above.

(5)
Includes ownership of the following numbers of shares of parent common stock underlying RSUs that may vest within 60 days of November 1, 2013 which receipt has not been deferred such that, the shares will be received within 60 days of November 1, 2013.

• James J. Chirico, Jr.	192,501	• David Vellequette	58,334
• Kevin J. Kennedy	700,001	• Charles H. Giancarlo	58,334
• Thomas G. Mitchell	116,667	• Directors and executive officers as a group	1,589,009
• Brett A. Shockley	79,335
Note that the number of units held by Directors and executive offices as a group excludes units held by Mr. Christopher Formant, who ceased serving as Senior Vice President and President, Avaya Government Solutions on April 30, 2013; Mr. J. Joel Hackney, who ceased serving as Senior Vice President and General Manager, Cloud Solutions, on June 19, 2013; and Mr. Thomas G. Mitchell, who ceased serving as Senior Vice President and President, Avaya Global Sales, on September 30, 2013. Including their RSUs, Directors and executive offices as a group would beneficially own 2,044,010 shares of common stock underlying RSUs that have invested or that may vest within 60 days of November 1, 2013 for which receipt has not been deferred such that, the shares will be received within 60 days of November 1, 2013.
The table reflects the results of the stock option exchange program referenced in note 3 above.

(6)	Includes 320,000 shares held by Mr. Kennedy and his spouse as trustees under a grantor retained annuity and a family trust.

(7)
John Chen ceased serving as a Director of Avaya and our Parent on November 11, 2013.  John Chen is a Special Advisor to Silver Lake Group, L.L.C. Mr. Chen has no voting or investment power over the shares and warrants held directly by the Silver Lake Funds and disclaims beneficial ownership of any shares of common stock of our Parent and warrants exercisable for and preferred shares convertible into shares of common stock of our Parent held by the Silver Lake Funds, Sierra Co-Invest, Sierra Co-Invest II or Sierra Co-Invest III.

(8)
John Marren is a TPG partner. Mr. Marren has no voting or investment power over and disclaims beneficial ownership of any shares of common stock of our Parent and warrants exercisable for and preferred shares convertible into shares of common stock of our Parent held directly or indirectly by the TPG Entities, Sierra Co-Invest, Sierra Co-Invest II or Sierra Co-Invest III.

(9)
Charles Giancarlo is a Special Advisor of Silver Lake Group, L.L.C. Mr. Giancarlo has no voting or investment power over the shares and warrants held directly by the Silver Lake Funds and disclaims beneficial ownership of any shares of our Parent’s common stock and warrants exercisable for shares of our Parent’s common stock held by the Silver Lake Funds, Sierra Co-Invest, Sierra Co-Invest II or Sierra Co-Invest III.

(10)
Afshin Mohebbi is a TPG Senior Advisor. Mr. Mohebbi has no voting or investment power over and disclaims beneficial ownership of any shares of common stock of our Parent and warrants exercisable for and preferred shares convertible into shares of common stock of our Parent held directly or indirectly by the TPG Entities, Sierra Co-Invest, Sierra Co-Invest II or Sierra Co-Invest III.

(11)
Greg Mondre is (a) Managing Partner and Managing Director of Silver Lake Group, L.L.C., (b) a member of Sierra Manager’s management committee and (c) a vice president of Sierra Manager. Mr. Mondre has no voting or investment power over the shares and warrants held directly by the Silver Lake Funds and disclaims beneficial ownership of any shares of our Parent’s common stock and warrants exercisable for shares of our Parent’s common stock held by the Silver Lake Funds, Sierra Co-Invest, Sierra Co-Invest II or Sierra Co-Invest III.

(12)
Ronald Rittenmeyer is a TPG Senior Advisor.  Mr. Rittenmeyer has no voting or investment power over and disclaims beneficial ownership of any shares of common stock of our Parent and warrants exercisable for and preferred shares convertible into shares of common stock of our Parent held directly or indirectly by the TPG Entities, Sierra Co-Invest, Sierra Co-Invest II or Sierra Co-Invest III.

(13)
Note that the number of shares beneficially owned by Directors and executive officers as a group excludes shares beneficially owned by by the following individuals: Mr. Christopher Formant, who ceased serving as Senior Vice President and President, Avaya Government Solutions on April 30, 2013; Mr. J. Joel Hackney, who ceased serving as Senior Vice President & General Manager, Cloud Solutions, on June 19, 2013; and Mr. Thomas G. Mitchell, who ceased serving as Senior Vice President and President, Avaya Global Sales, on September 30, 2013. Including shares beneficially owned by Messrs. Formant, Hackney and Mitchell, the number of shares beneficially owned by Directors and executive officers as a group would equal 12,691,150 or 2.6% of outstanding shares of Parent's common stock.

The information above reflects the results of the stock option exchange program referenced in note 3 above.

Item 13.	Certain Relationships and Related Transactions and Director Independence
Arrangements with Our Sponsors
In connection with their investment in our Parent, our Parent entered into certain stockholder agreements and registration rights agreements with the Sponsors and various co-investors. Certain of those agreements were amended in connection with the financing of the NES acquisition and again in connection with the financing of the Radvision acquisition (see Note 9, “Financing Arrangements,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information). The co-investors include individuals and entities invited by our Sponsors to participate in our Parent's financings, such as affiliated investment funds, individuals employed by affiliates of our Sponsors, limited partners of our Sponsors and members of our management. In addition, our Parent entered into a management services agreement with affiliates of the Sponsors and, from time to time, we may enter into various other contracts with companies affiliated with our Sponsors.
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

Management Services Agreement and Consulting Services
Both the Company and Parent are party to a management services agreement with Silver Lake Management Company, L.L.C., an affiliate of Silver Lake, and TPG Capital Management, L.P., an affiliate of TPG, who are collectively referred to as the Managers, pursuant to which the Managers provide management and financial advisory services to us. Pursuant to the management services agreement, the Managers receive a monitoring fee of $7 million per annum, or the monitoring fees, and reimbursement on demand for out-of-pocket expenses incurred in connection with the provision of such services. In the event of a financing, acquisition, disposition or change of control transaction involving us during the term of the management services agreement, the Managers have the right to require us to pay to the Managers a fee equal to customary fees charged by internationally-recognized investment banks for serving as a financial advisor in similar transactions. The management services agreement may be terminated at any time by the Managers, but otherwise has an initial term ending on December 31, 2017 that automatically extends each December 31 for an additional year unless earlier terminated by us or the Managers. The term has automatically extended six times since the execution of the agreement such that the current term is December 31, 2023. In the event that the management services agreement is terminated, we are required to pay a termination fee equal to the net present value of the monitoring fees that would have been payable during the remaining term of the management services agreement. Therefore, if the management services agreement were terminated as of September 30, 2013, the termination fee would be calculated using the current term ending December 31, 2023. The management services agreement contains customary exculpation and indemnification provisions in favor of the Managers and their affiliates.
In the course of business, Avaya will enter into arrangements with affiliates of the Sponsors pursuant to which consultants are engaged to provide services to the Company. For each of fiscal 2013, 2012 and 2011, expenses associated with these consulting agreements with affiliates of TPG were less than $1 million.
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
Transactions with Other Sponsor Portfolio Companies
The Sponsors are private equity firms that have investments in companies that do business with Avaya. For fiscal 2013, 2012 and 2011, we recorded $6 million, $7 million and $8 million, respectively, associated with sales of the Company's products and services to companies in which one or both of the Sponsors have investments. For fiscal 2013, 2012 and 2011, we purchased goods and services of less than $1 million, $2 million, and $3 million, respectively from companies in which one or both of the Sponsors have investments.
Financing
Term Loans Held by Sponsors
Since April 2008, affiliates of TPG held some of the Company's outstanding term B-1 loans. In fiscal 2013, certain of the term B-1 loans held by those affiliates were reclassified as term B-5 loans, $22 million of which were repaid in connection with the issuance of the 9% Senior Secured Notes. Based on the amount of the term B-1 and term B-5 loans that were held during fiscal 2013, 2012 and 2011, and consistent with the terms of the loan, those affiliates received payments of principal and interest (inclusive of amounts paid by the Company in connection with the issuance of the 9% Senior Secured Notes) aggregating approximately $23 million, $4 million and $6 million, respectively.
Since September 2008, an affiliate of Silver Lake held some of the Company’s term B-1 loans. In fiscal 2011, certain of the term B-1 loans held by this affiliate were reclassified as term B-3 loans and in fiscal 2013, the remaining term B-1 loans were reclassified as term B-5 loans. Based on the amount of the term B-1, term B-3, and term B-5 loans that were held by an affiliate of Silver Lake during fiscal 2013, 2012 and 2011, and consistent with the terms of the loan, that affiliate received payments of principal and interest aggregating approximately $5 million, $10 million and $8 million, respectively.
On October 29, 2012, December 21, 2012 and February 13, 2013, Avaya Inc. amended the terms of its credit facilities in connection with certain refinancing transactions. Lenders who provided consents in connection with the amendments and/or agreed to have loans that they held in one tranche of term loans reclassified as another received certain fees. See Note 9, “Financing Arrangements” to our consolidated audited financial statements included in this Annual Report on Form 10-K.

Affiliates of Silver Lake received less than $1 million in each of these transactions. Affiliates of TPG received less than $1 million in each of the 2012.
See Note 9, "Financing Arrangements," to our consolidated audited financial statements for further details on our financing arrangements.
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
Charles Giancarlo and Greg Mondre are Directors of each of the Company and of the Parent and they hold the positions of Special Advisor and Managing Partner and Managing Director, respectively, of Silver Lake. John W. Marren, Afshin Mohebbi and Ronald Rittenmeyer are Directors of each of the Company and the Parent and they hold the positions of Partner, Senior Advisor and Senior Advisor, respectively, of TPG.
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
Transactions with Expert Global Solutions Inc.
Ronald A. Rittenmeyer serves on the Board of Directors of the Company and Parent and also currently serves as Chairman, President and Chief Executive Officer of Expert Global Solutions, Inc. (formerly known as NCO Group, Inc.), or Expert Global Solutions, a global provider of business process outsourcing services. During fiscal 2013, the Company recorded $9.3 million associated with sales of the Company’s products and services to Expert Global Solutions.
Transactions with Intuit, Inc. and The Charles Schwab Family of Funds
Kiran Patel serves on the Board of Directors of the Company and Parent, and also serves a trustee of The Charles Schwab Family of Funds, or Charles Schwab, a mutual fund company, and, until September 2013, served as Executive Vice President and General Manager, Small Business Group of Intuit, Inc., or Intuit, a provider of financial software solutions for consumers and small businesses. During fiscal 2013, the Company recorded less than $0.2 million and $2.5 million, respectively associated with sales of the Company’s products and services to Charles Schwab and Intuit, respectively.

Transactions with Ciena Corporation
Gary B. Smith serves on the Board of Directors of the Company and Parent and also currently serves as president, Chief Executive Officer and Director of Ciena Corporation, or Ciena, a network infrastructure company. During fiscal 2013, the Company recorded less than $0.5 million associated with sales of the Company's products and services to Ciena.
Related Party Transaction Policy
In February 2009, the Company's board of directors adopted written procedures for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC.
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
All related party transactions identified above that occurred during fiscal 2013 or that are currently proposed which required approval and/or ratification through the procedures described above were subject to such review procedures (other than those listed under the heading “Arrangements with our Sponsors-Transactions with Other Sponsor Portfolio Companies” which were transacted in the ordinary course of the Company's business).

Item 14.	Principal Accountant Fees and Services
Fees for Services Provided by Independent Registered Public Accounting Firm
PricewaterhouseCoopers LLP (“PwC”)
Fees for all services provided by PwC, our independent registered public accounting firm, for fiscal 2013 and 2012 are as follows:
Audit Fees
Fees for services for fiscal 2013 and 2012 related to the annual financial statement audits and the audit of effectiveness of internal control over financial reporting, reviews of quarterly financial statements filed in the reports on Form 10-Q, services in connection with SEC filings and statutory audits, approximated $6.6 million and $5.9 million, respectively.
Audit-Related Fees
Fees for audit-related services for fiscal 2013 and 2012, primarily related to other audit-related reviews in connection with the debt exchange offering, merger-related services, and pre and post implementation review procedures in 2013, approximated $0.3 million and $0.9 million, respectively.
Tax Fees - Compliance
Fees for tax compliance services for fiscal 2013 and 2012 related to services for tax compliance, tax return review and preparation, assistance with tax audits, and transfer pricing assistance, approximated $1.8 million and $2.7 million, respectively.
Tax Fees - Consulting
Fees for tax consulting services for fiscal 2013 and 2012 related to services for tax advice and consultation on various matters including acquisitions and global restructuring approximated $0.8 million and $1.4 million, respectively.
All Other Fees
Fees for other services for fiscal 2013 and 2012 consists of fees not included in the Audit, Audit-Related and Tax categories including management and business process assessments in areas such as operational improvement, restructuring and operational merger integration and assessments and human resource benchmarking studies, approximated $4.1 million and $6.0 million, respectively.
Engagement of the Independent Auditor
The Audit Committee has the sole and direct authority to engage, appoint, and replace our independent auditor.

Policy Regarding the Independent Auditor
The engagement of PwC to perform audit services on behalf of the Company or any of its subsidiaries requires pre-approval from the Audit Committee before PwC is engaged to provide those services. For Fiscal 2013 and 2012, all audit services performed by PwC on behalf of the Company and its subsidiaries were so approved.
In accordance with its charter, the Audit Committee reviews non-audit services, if any, proposed to be provided by PwC to determine whether they would be compatible with maintaining PwC’s independence. The Audit Committee has established policies and procedures for the engagement of PwC to provide non-audit services which required pre-approval from the Audit Committee before PwC is engaged to provide those services. The Audit Committee reviews and pre-approves specific categories for not-audit services (that are detailed as to the particular services) that PwC is to be permitted to provide, which categories do not include any of the prohibited services set forth under applicable SEC rules and regulations. This review includes an evaluation of the possible impact of the provision of such services by PwC on its independence. For fiscal 2013 and 2012, all non-audit services performed by PwC on behalf of the Company and its subsidiaries were so approved.
Pursuant to the Company’s policy regarding the independent auditor, Mr. Mondre, as a member of the Audit Committee, was given a delegation of authority by the Audit Committee to approve PwC engagements consistent with the above, subject to certain limitations.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
The schedules listed in Regulation 210.5-04 have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
(a)(3) Exhibits:
See the “Exhibit Index” immediately following the signature page.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Basking Ridge, State of New Jersey, on November 22, 2013.

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

Signature	Title	Date

/s/ KEVIN J. KENNEDY	Director, President and Chief Executive Officer (Principal Executive Officer)	November 22, 2013
Kevin J. Kennedy
/S/ DAVID VELLEQUETTE	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	November 22, 2013
David Vellequette
/S/ KEVIN J. MACKAY	Vice President, Controller and Chief Accounting Officer	November 22, 2013
Kevin J. MacKay
/S/ CHARLES H. GIANCARLO	Chairman of the Board of Directors	November 22, 2013
Charles H. Giancarlo
/S/ JOHN W. MARREN	Director	November 22, 2013
John W. Marren
/S/ AFSHIN MOHEBBI	Director	November 22, 2013
Afshin Mohebbi
/S/ GREG K. MONDRE	Director	November 22, 2013
Greg K. Mondre
/S/ GARY B. SMITH	Director	November 22, 2013
Gary B. Smith

The following documents are filed as Exhibits to this Annual Report on Form 10-K or incorporated by reference herein:
EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Amended and Restated Certificate of Incorporation of Avaya Inc. (Incorporated by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

3.2	Amended and Restated By-Laws of Avaya Inc. (Incorporated by reference to Exhibit 3.2.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

4.1
Exchange Note Indenture, dated as of October 24, 2008, by and among Avaya Inc., the Guarantors named therein and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

4.2
Supplemental Indenture, dated as of February 19, 2010, by and among Avaya Government Solutions Inc., Integrated Information Technology Corporation, AC Technologies, Inc. and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2010)

4.3
Supplemental Indenture, dated as of July 20, 2012, among RADVision, Inc., AvayaLive Inc. and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012)

4.4
Supplemental Indenture dated February 15, 2013 between Avaya Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2013)

4.5	Form of 9.75% Senior Unsecured Notes due 2015 (included in the Exchange Note Indenture filed as Exhibit 4.1)

4.6	Form of 10.125%/10.875% Senior PIK Toggle Unsecured Notes due 2015 (included in the Exchange Note Indenture filed as Exhibit 4.1)

4.7
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

4.9
Pledge and Security Agreement dated February 11, 2011 by and among Avaya Inc., certain subsidiaries of Avaya Inc. from time to time party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2011)

4.10
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

4.11	Form of 7% Senior Secured Note due 2019 (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2011)

4.12
Indenture dated December 21, 2012 by and among Avaya Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2012)

Exhibit Number	Exhibit Title

4.13	Form of 9% Senior Secured Note due 2019 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2012)

4.14
Pledge and Security Agreement dated December 21, 2012 by and among Avaya Inc., certain subsidiaries of Avaya Inc. from time to time party thereto and The Bank of New York Mellon Trust Company, N.A., as Notes Collateral Agent (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2012)

4.15
Indenture dated March 7, 2013 by and among Avaya Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2013)

4.16	Form of 10.50% Senior Secured Note due 2021 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2013)

4.17
Pledge and Security Agreement dated as of March 7, 2013 among Avaya Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Notes Collateral Agent (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2013)

4.18
Amended and Restated Registration Rights Agreement dated as of December 18, 2009, by and among Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), TPG Partners V, L.P., TPG FOF V-A, L.P., TPG FOF V-B, L.P., Silver Lake Partners II, L.P., Silver Lake Technology Investors II, L.P., Silver Lake Partners III, L.P., Silver Lake Technology Investors III, L.P., Sierra Co-Invest, LLC and Sierra Co-Invest II, LLC(Incorporated by reference to Exhibit 4.11 to Avaya Holdings Corp.’s Registration Statement on Form S-1 filed with the SEC on June 9, 2011)

4.19
Second Amended and Restated Registration Rights Agreement dated as of May 29, 2012, by and among Sierra Holdings Corp., TPG Partners V, L.P., TPG FOF V-A, L.P., TPG FOF V-B, L.P., Silver Lake Partners II, L.P., Silver Lake Technology Investors II, L.P., Silver Lake Partners III, L.P., Silver Lake Technology Investors III, L.P., Sierra Co-Invest, LLC and Sierra Co-Invest II, LLC (Incorporated by reference to Exhibit 4.20 to Avaya Holding Corp.’s Amendment No. 5 to the Registration Statement on Form S-1 filed with the SEC on May 31, 2013)

4.20
Senior Manager Registration and Preemptive Rights Agreement, dated as of October 26, 2007, by and among Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.) and the individual members of management listed on Schedule A thereto (Incorporated by reference to Exhibit 4.12 to Avaya Holdings Corp.’s Registration Statement on Form S-1 filed with the SEC on June 9, 2011)

10.1
Credit Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Borrower, Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto, Morgan Stanley Senior Funding, Inc., as Syndication Agent, JPMorgan Chase Bank, N.A., as Documentation Agent, and Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc., and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.2
Amendment No. 1 to Credit Agreement, dated as of December 18, 2009, among Avaya Inc., the lenders party thereto and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.3
Amendment No. 2 to Credit Agreement dated February 11, 2011, by and among Avaya Inc., Citibank, N.A., as Administrative Agent, and each lender party thereto, amending Credit Agreement, dated as of October 26, 2007, by and among Avaya Inc., Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and each lender party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2011)

10.4
Amended and Restated Credit Agreement dated February 11, 2011, by and among Avaya Inc., Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), Citibank N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and each lender from time to time party thereto (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2011)

Exhibit Number	Exhibit Title

10.5
Amendment No. 3 to Credit Agreement dated August 8, 2011, by and among Avaya Inc., Citibank, N.A., as Administrative Agent, and each lender party thereto, amending the Amended and Restated Credit Agreement, dated as of February 11, 2011, by and among Avaya Inc., Avaya Holdings Corp., Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and each lender party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2011)

10.6
Amendment No. 4 to Credit Agreement, dated as of October 29, 2012, among Avaya Inc., Citibank, N.A., as Administrative Agent, and the lenders party thereto (Exhibit A to this agreement is filed as Exhibit 10.13 hereto)(Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on November 2, 2012)

10.7
Second Amended and Restated Credit Agreement, dated as of October 29, 2012, among Avaya Inc., Avaya Holdings Corp., Citibank N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and each lender from time to time party thereto (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on November 2, 2012)

10.8
Amendment No. 5 to Credit Agreement, dated as of December 21, 2012, among Avaya Inc., Citibank, N.A., as Administrative Agent, and the lenders party thereto (Annex 2 to this Agreement is filed as Exhibit 10.2 hereto) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2012)

10.9
Third Amended and Restated Credit Agreement, dated as of December 21, 2012, among Avaya Inc., Avaya Holdings Corp., Citibank N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and each lender from time to time party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2012)

10.10
Amendment No. 6 to Credit Agreement, dated as of February 13, 2013, among Avaya Inc., Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2013)

10.11
Amendment No. 7 to Credit Agreement, dated as of March 12, 2013, among Avaya Inc., Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2013)

10.12
Pledge and Security Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Borrower, Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), certain subsidiaries of Avaya Inc. identified therein and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.13
Supplement No. 1 dated as of February 15, 2008, to the Pledge and Security Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Borrower, Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), certain subsidiaries of Avaya Inc. identified therein and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012)

10.14
Supplement No. 2 dated as of January 29, 2010, to the Pledge and Security Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Parent Borrower, Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), certain subsidiaries of Avaya Inc. identified therein and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012)

10.15
Supplement No. 3 dated as of July 20, 2012, to the Pledge and Security Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Borrower, Avaya Holdings Corp., certain subsidiaries of Avaya Inc. identified therein and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012)

10.16
Guaranty, dated as of October 26, 2007, by and among Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), certain subsidiaries of Avaya Inc. identified therein and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

Exhibit Number	Exhibit Title
10.17
Supplement No. 1 dated as of February 15, 2008, to the Guaranty, dated as of October 26, 2007, by and among Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), certain subsidiaries of Avaya Inc. from time to time party thereto and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012)

10.18
Supplement No. 2 dated as of January 29, 2010, to the Guaranty, dated as of October 26, 2007, by and among Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), certain subsidiaries of Avaya Inc. from time to time party thereto and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012)

10.19
Supplement No. 3 dated as of July 20, 2012, to the Guaranty, dated as of October 26, 2007, by and among Avaya Holdings Corp., certain subsidiaries of Avaya Inc. from time to time party thereto and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012)

10.20
Credit Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Parent Borrower, the several subsidiary borrowers party thereto, Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), Citicorp USA, Inc., as Administrative Agent and Swing Line Lender, Citibank, N.A., as L/C Issuer, the other lenders party thereto, Morgan Stanley Senior Funding, Inc., as Syndication Agent, JPMorgan Chase Bank, N.A., as Documentation Agent, and Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.21
Amendment No. 1 to Credit Agreement, dated as of August 8, 2011, by and among Avaya Inc., the several subsidiary borrowers party thereto, Citicorp USA, Inc., as Administrative Agent and the lenders party thereto, amending the Credit Agreement, dated as of October 26, 2007, by and among Avaya Inc., the several subsidiary borrowers party thereto, Avaya Holdings Corp., Citicorp USA, Inc., as Administrative Agent and the lenders party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2011)

10.22
Amendment No. 2 to Credit Agreement, dated as of October 29, 2012, among Avaya Inc., the several Subsidiary Borrowers party thereto, Citicorp USA, Inc., as Administrative Agent, and the lenders party thereto (Exhibit A to this Agreement is filed as Exhibit 10.11 hereto) (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on November 2, 2012)

10.23
Amended and Restated Credit Agreement, dated October 29, 2012, among Avaya Inc., the several Subsidiary Borrowers party thereto, Avaya Holdings Corp., Citicorp USA, Inc., as Administrative Agent and Swing Line Lender, Citibank, N.A., as L/C Issuer, and each lender from time to time party thereto (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on November 2, 2012)

10.24
Amendment No.3 to Credit Agreement, dated as of February 13, 2013, among Avaya Inc., the several Subsidiary Borrowers party thereto, Citicorp USA, Inc., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2013)

10.25
Pledge and Security Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Parent Borrower, Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), certain subsidiaries of Avaya Inc. identified therein, as Subsidiary Borrowers and Citicorp USA, Inc., as Administrative Agent (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.26
Supplement No. 1 dated as of February 15, 2008, to the Pledge and Security Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Parent Borrower, Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), certain subsidiaries of Avaya Inc. identified therein, as Subsidiary Borrowers and Citicorp USA, Inc., as Administrative Agent (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012)

Exhibit Number	Exhibit Title
10.27
Supplement No. 2 dated as of January 29, 2010, to the Pledge and Security Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Borrower, Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), certain subsidiaries of Avaya Inc. identified therein and Citicorp USA, Inc., as Administrative Agent (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012)

10.28
Supplement No. 3 dated as of July 20, 2012, to the Pledge and Security Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Parent Borrower, Avaya Holdings Corp., certain subsidiaries of Avaya Inc. identified therein, as Subsidiary Borrowers and Citicorp USA, Inc., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012)

10.29
Guaranty, dated as of October 26, 2007, by and among Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), certain subsidiaries of Avaya Inc. from time to time party thereto and Citicorp USA, Inc., as Administrative Agent (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.30
Purchase Agreement dated December 18, 2012 between Avaya Inc., the Guarantors party thereto and Citigroup Global Markets Inc., as Representative for the several Initial Purchasers identified therein (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2012)

10.31
Executive Employment Agreement, dated as of December 22, 2008, by and among Kevin J. Kennedy, Avaya Inc. and Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.) (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.32
Amendment to Executive Employment Agreement, dated October 12, 2009 among Kevin J. Kennedy, Avaya Inc. and Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.) (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.33
Avaya Inc. Involuntary Separation Plan for Senior Officers, as amended (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.34
Form of Indemnity Agreement between Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), Avaya Inc. and certain directors of the Registrant (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.35
Form of Indemnity Agreement between Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), Avaya Inc. and certain officers of the Registrant (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.36	Avaya Inc. Savings Restoration Plan, as amended (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.37	Avaya Inc. Short Term Incentive Plan (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.38
Management Services Agreement, dated as of October 2, 2007, by and among Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), Avaya Inc. (as successor by merger to Sierra Merger Corp.), TPG Capital Management, L.P. and Silver Lake Management Company III, L.L.C. (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.39
Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.) Amended and Restated 2007 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2010)

10.40
Form of Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.) Amended and Restated 2007 Equity Incentive Plan Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2010)

Exhibit Number	Exhibit Title
10.41
Form of Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.) Amended and Restated 2007 Equity Incentive Plan Stock Option Award Agreement for Senior Vice Presidents and Vice Presidents (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2010)

10.42	Avaya Inc. Executive Committee 2011-2013 Performance Recognition Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2011)

10.43
Avaya Inc. Executive Committee Performance Recognition Plan as amended and restated effective as of December 6, 2012 (Incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K filed with the SEC on December 12, 2012)

10.44
Form of Award Agreement for the Avaya Inc. Executive Committee Performance Recognition Plan for 2011-2013 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2011)

10.45
Form of Award Agreement for the Avaya Inc. Executive Committee Performance Recognition Plan for 2014-2015 (Incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed with the SEC on December 12, 2012)

10.46
Management Stockholders’ Agreement, dated as of October 26, 2007, by and among Sierra Holdings Corp., (n/k/a Avaya Holdings Corp.) the Majority Stockholders (as defined therein) and the individuals listed on Schedule A thereto (Incorporated by reference to Exhibit 10.25 to Avaya Holdings Corp.’s Registration Statement on Form S-1 filed with the SEC on June 9, 2011)

10.47	Form of Award Agreement for 2012 Sales Incentive Program (Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed with the SEC on December 9, 2011)

10.48
Form of Segment Transformation Growth Incentive cash award agreement dated July 2013 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2013)

10.49
Form of Segment Transformation Growth Incentive restricted stock unit award agreement dated July 2013 (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2013)

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