Form 10-Q
period 2013-12-31
AVAYA INC
filed 2014-02-14
CIK 1116521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of February 14, 2014, 100 shares of Common Stock, $.01 par value, of the registrant were outstanding.

When we use the terms “we,” “us,” “our,” “Avaya” or the “Company,” we mean Avaya Inc., a Delaware corporation, and its consolidated subsidiaries taken as a whole, unless the context otherwise indicates.
This Quarterly Report on Form 10-Q contains the registered and unregistered Avaya Aura®, Avaya Flare®, Avaya Scopia® and other trademarks or service marks of Avaya and are the property of Avaya Inc. and/or its affiliates. This Quarterly Report on Form 10-Q also contains additional tradenames, trademarks or service marks belonging to us and to other companies. We do not intend our use or display of other parties’ trademarks, tradenames or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Avaya Inc.
Consolidated Statements of Operations (Unaudited)
(In millions)

	Three months ended December 31,
	2013	2012
REVENUE
Products	$574	$631
Services	584	609
	1,158	1,240
COSTS
Products:
Costs (exclusive of amortization of acquired technology intangible assets)	228	261
Amortization of acquired technology intangible assets	14	22
Services	271	291
	513	574
GROSS PROFIT	645	666
OPERATING EXPENSES
Selling, general and administrative	395	384
Research and development	95	118
Amortization of intangible assets	57	57
Restructuring charges, net	7	84
	554	643
OPERATING INCOME	91	23
Interest expense	(119)	(108)
Loss on extinguishment of debt	—	(3)
Other income (expense), net	1	(6)
LOSS BEFORE INCOME TAXES	(27)	(94)
(Provision for) benefit from income taxes	(27)	9
NET LOSS	$(54)	$(85)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.
Consolidated Statements of Comprehensive Loss (Unaudited)
(In millions)

	Three months ended December 31,
	2013	2012
Net loss	$(54)	$(85)
Other comprehensive loss:
Pension, postretirement and postemployment benefit-related items, net of tax of $0 and $9 for the three months ended December 31, 2013 and 2012, respectively	11	14
Cumulative translation adjustment	(15)	(12)
Change in interest rate swaps, net of tax of $2 for the three months ended December 31, 2012	—	2
Income tax benefit reclassified into earnings upon the expiration of certain interest rate swaps	—	(17)
Other comprehensive loss	(4)	(13)
Comprehensive loss	$(58)	$(98)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.
Consolidated Balance Sheets (Unaudited)
(In millions, except per share and shares amounts)

	December 31, 2013	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$300	$288
Accounts receivable, net	686	716
Inventory	226	245
Deferred income taxes, net	62	52
Other current assets	266	253
TOTAL CURRENT ASSETS	1,540	1,554
Property, plant and equipment, net	326	334
Deferred income taxes, net	26	34
Intangible assets, net	1,426	1,486
Goodwill	4,103	4,092
Other assets	168	172
TOTAL ASSETS	$7,589	$7,672
LIABILITIES
Current liabilities:
Debt maturing within one year	$35	$35
Accounts payable	436	408
Payroll and benefit obligations	221	256
Deferred revenue	666	671
Business restructuring reserve, current portion	74	92
Other current liabilities	259	257
TOTAL CURRENT LIABILITIES	1,691	1,719
Long-term debt	6,042	6,051
Pension obligations	1,494	1,510
Other postretirement obligations	284	290
Deferred income taxes, net	251	243
Business restructuring reserve, non-current portion	74	78
Other liabilities	474	450
TOTAL NON-CURRENT LIABILITIES	8,619	8,622
Commitments and contingencies
STOCKHOLDER'S DEFICIENCY
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,943	2,937
Accumulated deficit	(4,654)	(4,600)
Accumulated other comprehensive loss	(1,010)	(1,006)
TOTAL STOCKHOLDER'S DEFICIENCY	(2,721)	(2,669)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY	$7,589	$7,672

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three months ended December 31,
	2013	2012
OPERATING ACTIVITIES:
Net loss	$(54)	$(85)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	118	114
Share-based compensation	6	2
Amortization of debt issuance costs	4	5
Accretion of debt discount	—	1
Non-cash charge for debt issuance costs upon redemption of term loans	—	2
Third-party fees expensed in connection with the debt modification	—	4
Deferred income taxes, net	2	(14)
Unrealized loss (gain) on foreign currency exchange	2	(13)
Changes in operating assets and liabilities:
Accounts receivable	31	19
Inventory	19	(2)
Accounts payable	29	8
Payroll and benefit obligations	(57)	(32)
Business restructuring reserve	(24)	64
Deferred revenue	(1)	11
Other assets and liabilities	(11)	(78)
NET CASH PROVIDED BY OPERATING ACTIVITIES	64	6
INVESTING ACTIVITIES:
Capital expenditures	(32)	(23)
Capitalized software development costs	(1)	(7)
Acquisition of businesses, net of cash acquired	(11)	(1)
Proceeds from sale of long-lived assets	—	9
Proceeds from sale of investments	1	1
Advance to Parent	—	(10)
NET CASH USED FOR INVESTING ACTIVITIES	(43)	(31)
FINANCING ACTIVITIES:
Proceeds from 9% senior secured notes	—	290
Repayment of term B-5 loans	—	(284)
Debt issuance and third-party debt modification costs	—	(22)
Repayment of long-term debt	(9)	(9)
Other financing activities, net	(1)	(1)
NET CASH USED FOR FINANCING ACTIVITIES	(10)	(26)
Effect of exchange rate changes on cash and cash equivalents	1	(1)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12	(52)
Cash and cash equivalents at beginning of period	288	337
Cash and cash equivalents at end of period	$300	$285
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

AVAYA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Background, Merger and Basis of Presentation
Background
Avaya Inc. together with its consolidated subsidiaries (collectively, the “Company” or “Avaya”) is a global provider of business collaboration and communications products and services. The Company’s products and services are designed to enable business users to work together more effectively internally and with their customers and suppliers, to accelerate decision-making and achieve enhanced business outcomes.
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
Avaya sells its products and services directly through its worldwide sales force and through its global network of channel partners. As of December 31, 2013, Avaya had approximately 11,300 channel partners worldwide, including distributors, service providers, dealers, value-added resellers, system integrators and business partners that provide sales and service support.
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
Basis of Presentation
The Consolidated Financial Statements include the accounts of Avaya Inc. and its subsidiaries. The accompanying unaudited interim Consolidated Financial Statements as of December 31, 2013 and for the three months ended December 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements, and should be read in conjunction with the Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2013, which were included in the Company’s Annual Report on Form 10-K filed with the

SEC on November 22, 2013. The Consolidated Balance Sheet as of September 30, 2013 was derived from the Company’s audited Consolidated Financial Statements. The significant accounting policies used in preparing these unaudited interim Consolidated Financial Statements are the same as those described in Note 2 to those audited Consolidated Financial Statements except for recently adopted accounting guidance as discussed in Note 2 “Recent Accounting Pronouncements” of these unaudited interim Consolidated Financial Statements. In management’s opinion, these unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated.
The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

2.	Recent Accounting Pronouncements
New Accounting Guidance Recently Adopted
Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
In the first quarter of fiscal 2014, the Company adopted new guidance on the reporting of amounts reclassified out of accumulated other comprehensive income. The guidance requires presentation, either in a single note or parenthetically on the face of the financial statements, of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The relevant presentation and disclosures have been applied retrospectively for all periods presented.
Recent Accounting Guidance Not Yet Effective
In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11 "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". The standard requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs are required to be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2015.  The Company is currently evaluating the impact the adoption of this accounting guidance may have on its Consolidated Financial Statements.

3.	Business Combinations
On October 1, 2013, Avaya acquired IT Navigator, Ltd. ("IT Navigator"), a global provider of Cloud, social media and management products and services. The integration of the Avaya and IT Navigator portfolios is expected to add key management reporting and social media capabilities and enhance Avaya's Cloud as well as its unified communication and contact center products. These unaudited Consolidated Financial Statements include the operating results of IT Navigator since October 1, 2013. There were no significant acquisitions in the three months ended December 31, 2012.

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
The Company determined that no events occurred or circumstances changed during the three months ended December 31, 2013 and 2012 that would more likely than not reduce the fair value of any of the Company's reporting units below their respective carrying amounts. However, if market conditions deteriorate, it may be necessary to record impairment charges in the future.
Intangible Assets
Intangible assets include acquired technology, customer relationships, trademarks and trade-names and other intangibles. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five years to fifteen years.
Acquired technology and patents do not include capitalized software development costs. Unamortized capitalized software developments costs of $24 million at December 31, 2013 and $30 million at September 30, 2013 are included in other assets in the Company's Consolidated Balance Sheets.

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
The Company determined that no events had occurred or circumstances changed during the three months ended December 31, 2013 and 2012 that would indicate that its long-lived assets, including intangible assets with finite lives, may not be recoverable or that it is more likely than not that its intangible assets with indefinite lives are impaired. However, if market conditions deteriorate, it may be necessary to record impairment charges in the future.

5.	Supplementary Financial Information
Consolidated Statements of Operations Information

	Three months ended December 31,
In millions	2013	2012
OTHER INCOME (EXPENSE), NET
Interest income	$—	$1
Gain (loss) on foreign currency transactions	2	(2)
Third party fees incurred in connection with debt modifications	—	(4)
Other, net	(1)	(1)
Total other income (expense), net	$1	$(6)

6.	Business Restructuring Reserve and Programs
Fiscal 2014 Restructuring Program
During fiscal 2014, the Company continued to identify opportunities to streamline operations and generate costs savings which included exiting facilities and eliminating employee positions. During the three months ended December 31, 2013, the Company recognized restructuring charges of $7 million, net. These charges included employee separation costs of $5 million, primarily associated with employee severance actions in the U.S. and Germany. As the Company continues to evaluate and identify additional operational synergies, additional cost saving opportunities may exist.
The following table summarizes the components of the fiscal 2014 restructuring program during the three months ended December 31, 2013:

In millions	Employee Separation Costs	Lease Obligations	Total
2014 restructuring charges	$5	$—	$5
Cash payments	(3)	—	(3)
Balance as of December 31, 2013	$2	$—	$2
Fiscal 2013 Restructuring Program
During fiscal 2013, the Company continued to identify opportunities to streamline operations and generate cost savings which included exiting facilities and eliminating employee positions. Restructuring charges recorded during fiscal 2013 associated with these initiatives, net of adjustments to previous periods, were $200 million and include separation costs primarily associated with employee severance actions in Europe, the Middle East and Africa (“EMEA”) and the U.S. In EMEA an approved plan provided for the elimination of 234 positions and resulted in a charge of $48 million. The elimination of employee positions identified in this action and the related payments are expected to be completed in fiscal 2015. The separation charges include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the impacted employees. Enhanced separation plans were offered to certain management employees in the U.S. in the first and third quarters of fiscal 2013 and resulted in the elimination of 196 and 447 positions, respectively, and restructuring charges of $9 million and $20 million, respectively, for which the related payments are expected to be completed in fiscal 2014.

Restructuring charges also included $52 million of future lease obligations, which includes $32 million of lease obligations associated with the Frankfurt, Germany facility vacated during fiscal 2013. The Company also recorded restructuring charges related to facilities vacated in the United Kingdom and the U.S. The future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with vacating or consolidating facilities during fiscal 2013 are expected to continue through fiscal 2021.
The following table summarizes the components of the fiscal 2013 restructuring program during the three months ended December 31, 2013:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of October 1, 2013	$64	$46	$110
Cash payments	(20)	(3)	(23)
Adjustments (1)	—	1	1
Impact of foreign currency fluctuations	1	—	1
Balance as of December 31, 2013	$45	$44	$89

(1)
Included in adjustments are changes in estimates, whereby all increases and decreases in costs related to the fiscal 2013 restructuring program are recorded to the restructuring charges line item in operating expenses in the period of the adjustment.

Fiscal 2008 through 2012 Restructuring Programs
During fiscal years 2008 through 2012, the Company identified opportunities to streamline operations and generate cost savings which included exiting facilities and eliminating employee positions. The payments related to the headcount reductions identified in those programs are expected to be completed in fiscal 2018. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities are expected to continue through fiscal 2021.
The following table aggregates the remaining components of the fiscal 2008 through 2012 restructuring programs during the three months ended December 31, 2013:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of October 1, 2013	$9	$51	$60
Cash payments	(2)	(4)	(6)
Adjustments (1)	—	1	1
Impact of foreign currency fluctuations	1	1	2
Balance as of December 31, 2013	$8	$49	$57

(1)
Included in adjustments are changes in estimates, whereby all increases and decreases in costs related to the fiscal 2009 through 2012 restructuring programs are recorded to the restructuring charges line item in operating expenses in the period of the adjustment. Included in adjustments are changes in estimates whereby all increases in costs related to the fiscal 2008 restructuring reserve are recorded in the restructuring charges line item in operating expenses in the period of the adjustments and decreases in costs are recorded as adjustments to goodwill.

In furtherance of the restructuring programs noted above and cost saving initiatives to consolidate facilities, on January 14, 2014, the Company completed the sale of its Westminster, Colorado facility. Under a separate agreement, the Company has agreed to lease a portion of this facility upon the closing of the sale. In connection with the sale of the facility, in December 2013, the Company changed its estimate of the salvage value and the useful life of the building to reflect the expected sales price and closing date for the sale, respectively. The changes to the estimated salvage value and the useful life resulted in $16 million of additional depreciation expense for the three months ended December 31, 2013, which is included in selling, general, and administrative expenses.

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
Long-term debt consists of the following:

In millions	December 31, 2013	September 30, 2013
Variable rate senior secured term B-3 loans due October 26, 2017	$2,121	$2,127
Variable rate senior secured term B-4 loans due October 26, 2017	1	1
Variable rate senior secured term B-5 loans due March 31, 2018	1,138	1,141
9.75% senior unsecured cash pay notes due November 1, 2015	58	58
10.125%/10.875% senior unsecured PIK toggle notes due November 1, 2015	92	92
7% senior secured notes due April 1, 2019	1,009	1,009
9% senior secured notes due April 1, 2019	290	290
10.50% senior secured notes due March 1, 2021	1,384	1,384
Unaccreted discount	(16)	(16)
	6,077	6,086
Debt maturing within one year	(35)	(35)
Long-term debt	$6,042	$6,051
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
Subsequent to the fiscal 2013 refinancing transactions and prior to February 5, 2014, the Cash Flow Credit Agreement consisted of (a) a senior secured multi-currency revolver allowing for borrowings of up to $200 million, (b) term B-3 loans with an outstanding principal amount as of December 31, 2013 of $2,121 million, (c) term B-4 loans with an outstanding principal amount as of December 31, 2013 of $1 million, and (d) term B-5 loans with an outstanding principal amount as of December 31, 2013 of $1,138 million.
The term B-3 loans and term B-4 loans bear, and term B-5 loans bore interest at a rate per annum equal to either a base rate (subject to a floor of 2.25% in the case of the term B-4 loans and term B-5 loans) or a LIBOR rate (subject to a floor of 1.25% in the case of the term B-4 loans and term B-5 loans), in each case plus an applicable margin. Subject to the floor described in the immediately preceding sentence the base rate is determined by reference to the higher of (1) the prime rate of Citibank, N.A. and (2) the federal funds effective rate plus 1/2 of 1%. The applicable margin for borrowings of term B-3 loans and term B-4 loans is, and term B-5 loans was 3.50%, 5.25%, and 5.75% per annum, with respect to base rate borrowings and 4.50%, 6.25%, and 6.75% per annum, respectively, with respect to LIBOR borrowings. The applicable margin on the term B-4 loans is, and term B-5 loans was, subject to increase pursuant to the Cash Flow Credit Agreement in connection with the making of certain refinancing, extended or replacement term loans under the Cash Flow Credit Agreement with an Effective Yield (as defined in the Cash Flow Credit Agreement) greater than the applicable Effective Yield payable in respect of the applicable loans at such time plus 50 basis points.
The October 29, 2012, December 21, 2012, and February 13, 2013 amendments and restatements of the Cash Flow Credit Agreement represent debt modifications for accounting purposes. Accordingly, third party expenses of $4 million and $6 million incurred in connection with the transactions were expensed as incurred and included in other income, net during the three months ended December 31, 2012 and fiscal 2013, respectively. Avaya’s financing sources that held term B-1 loans, term B-3 loans, term B-5 loans and/or revolving credit commitments under the Cash Flow Credit Agreement and consented to each amendment and restatement of the Cash Flow Credit Agreement received in aggregate a consent fee of $15 million. Fees paid to or on behalf of the holders of term loans in connection with the modification were recorded as a discount to the face value of the respective debt and are being accreted over the term of the debt as interest expense. Fees paid to or on behalf of the holders of the revolving credit commitments in connection with the modification were recorded as deferred debt issuance costs and are being amortized over the term of the debt as interest expense.

The March 12, 2013 amendment and restatement of the Cash Flow Credit Agreement was accounted for as a modification of debt to the extent the existing term B-1 loans were refinanced with term B-5 loans issued to the same creditor and an extinguishment of debt to the extent refinanced with term B-5 loans issued to a different creditor. Accordingly, for the portion accounted for as a debt extinguishment the difference between the reacquisition price and the carrying value of the term B-1 loans (including any unamortized discount and debt issue costs) of $3 million was recognized as a loss upon debt extinguishment during fiscal 2013. Third party expenses of $5 million associated with the issuance of the new term B-5 loans were capitalized and are being amortized over the term of the term B-5 loans. Third party expenses of $3 million associated with the modification of debt were expensed as incurred and included in other income, net during fiscal 2013.
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
As of December 31, 2013 and September 30, 2013 affiliates of Silver Lake and TPG held no outstanding principal amounts of term loans under the Cash Flow Credit Agreement.
See Note 17, "Subsequent Event" for a description of the refinancing transaction with respect to the term B-5 loans that occurred on February 5, 2014.
Senior Unsecured Notes
The Company has issued senior unsecured cash-pay notes and senior unsecured PIK toggle notes, each due November 1, 2015. The interest rate for the cash-pay notes is fixed at 9.75% and the interest rates for the cash interest and PIK interest portions of the PIK-toggle notes are fixed at 10.125% and 10.875%, respectively. The Company may prepay the senior unsecured notes at 100%. Upon the occurrence of specific kinds of changes of control, the Company will be required to make an offer to purchase the senior unsecured notes at 101% of their principal amount. If the Company or any of its restricted subsidiaries engages in certain asset sales, under certain circumstances the Company will be required to use the net proceeds to make an offer to purchase the senior unsecured notes at 100% of their principal amount. Substantially all of the Company’s U.S. 100%-owned subsidiaries are guarantors of the senior unsecured notes. At the time of their issuance, the Company had $700 million and $750 million of cash-pay and PIK-toggle notes, respectively. Immediately prior to March 7, 2013, the Company had $700 million and $834 million of cash-pay and PIK-toggle notes, respectively.
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
At December 31, 2013 and September 30, 2013, there were no borrowings under this facility. At December 31, 2013 and September 30, 2013 there were $106 million and $82 million, respectively, of letters of credit issued in the ordinary course of business under the ABL Credit Agreement resulting in remaining availability of $189 million and $228 million, respectively.
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
The repayment of the term B-5 loans was accounted for as an extinguishment of debt. Accordingly the difference between the reacquisition price and the carrying value of the term B-5 loans (including unamortized debt issue costs) of $3 million was recognized as a loss upon debt extinguishment during the three months ended December 31, 2012.
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
The Company’s Cash Flow Credit Agreement, ABL Credit Agreement, and indentures governing its notes contain a number of covenants that, among other things and subject to certain exceptions, restrict the Company’s ability and the ability of certain of its subsidiaries to: (a) incur or guarantee additional debt and issue or sell certain preferred stock; (b) pay dividends on, redeem or repurchase capital stock; (c) make certain acquisitions or investments; (d) incur or assume certain liens; (e) enter into transactions with affiliates; (f) merge or consolidate with another company; (g) transfer or otherwise dispose of assets; (h) redeem subordinated debt; (i) incur obligations that restrict the ability of the Company’s subsidiaries to make dividends or other payments to the Company or Parent; and (j) create or designate unrestricted subsidiaries. They also contain customary affirmative covenants and events of default. As of December 31, 2013 and September 30, 2013, the Company was not in default under any of these agreements.
The weighted average interest rate of the Company’s outstanding debt as of December 31, 2013 was 7.4%.
Annual maturities of long-term debt for the next five years ending September 30 and thereafter consist of:

In millions
Remainder of fiscal 2014	$29
2015	53
2016	174
2017	38
2018	3,116
2019 and thereafter	2,683
Total	$6,093
Capital Lease Obligations
Included in other liabilities at December 31, 2013 is $20 million of capital lease obligations, primarily associated with an office facility.

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
The following table summarizes the (gains) and losses of the interest rate contracts qualifying and designated as cash flow hedging instruments:

In millions	Three months ended December 31, 2012
(Gain) loss on interest rate swaps
Recognized in other comprehensive loss	$(4)
Reclassified from accumulated other comprehensive loss into interest expense	$5
Recognized in operations (ineffective portion)	$—
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
The gains and (losses) of the foreign currency forward contracts included in other income (expense), net were less than $1 million and $(3) million for the three months ended December 31, 2013 and 2012, respectively.

The following table summarizes the estimated fair value of the foreign currency forward contracts:

In millions
Balance Sheet Location	December 31, 2013	September 30, 2013
Other current assets	$1	$1
Other current liabilities	(1)	—
Net asset (liability)	$—	$1

9.	Fair Value Measures
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
Asset and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and September 30, 2013 were as follows:

	December 31, 2013
	Fair Value Measurements Using
In millions	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Current Assets:
Foreign currency forward contracts	$1	$—	$1	$—
Other Non-Current Assets:
Investments	$1	$1	$—	$—
Other Current Liabilities:
Foreign currency forward contracts	$1	$—	$1	$—

	September 30, 2013
	Fair Value Measurements Using
In millions	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Current Assets:
Foreign currency forward contracts	$1	$—	$1	$—
Other Non-Current Assets:
Investments	$2	$1	$1	$—
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
The principal amount of these notes plus any accrued and unpaid interest are due in full January 24, 2019 and October 3, 2015 with interest at the rate of 1.65% and 0.93% per annum, respectively. These notes are included in other assets in the Company's Consolidated Balance Sheets. The estimated fair value of the $8 million note receivable was $8 million and $8 million at December 31, 2013 and September 30, 2013, respectively. The estimated fair value of the $10 million note receivable was $9 million and $9 million at December 31, 2013 and September 30, 2013, respectively. The estimated fair value of each note was determined based on a Level 2 input using discounted cash flow techniques.
The estimated fair values of the amounts borrowed under the Company’s financing arrangements at December 31, 2013 and September 30, 2013 were estimated based on a Level 2 input using quoted market prices for the Company’s debt which is subject to infrequent transactions (i.e. a less active market).
The estimated fair values of the amounts borrowed under the Company’s credit agreements at December 31, 2013 and September 30, 2013 are as follows:

	December 31, 2013		September 30, 2013
In millions	Principal Amount	Fair Value	Principal Amount	Fair Value
Variable rate senior secured term B-3 loans due October 26, 2017	$2,121	$2,071	$2,127	$1,898
Variable rate senior secured term B-4 loans due October 26, 2017	1	1	1	1
Variable rate senior secured term B-5 loans due March 31, 2018	1,138	1,150	1,141	1,078
9.75% senior unsecured cash pay notes due November 1, 2015	58	57	58	57
10.125%/10.875% senior unsecured PIK toggle notes due November 1, 2015	92	92	92	91
7% senior secured notes due April 1, 2019	1,009	994	1,009	941
9% senior secured notes due April 1, 2019	290	305	290	281
10.50% senior secured notes due March 1, 2021	1,384	1,327	1,384	1,110
Total	$6,093	$5,997	$6,102	$5,457

10.	Income Taxes
The provision for income taxes for the three months ended December 31, 2013 was $27 million, as compared to the benefit from income taxes of $9 million for the three months ended December 31, 2012.
The effective income tax rate for the three months ended December 31, 2013 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss in the Consolidated Statements of Operations, and (2) changes in the valuation allowance established against the Company’s deferred tax assets.
The effective rate for the three months ended December 31, 2012 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss in the Consolidated Statements of Operations, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) $17 million of income tax benefit recognized upon the expiration of certain interest rate swaps, and (4) the recognition of a $2 million income tax benefit as a result of net gains in other comprehensive income.
During the three months ended December 31, 2012, the Company recorded a tax charge of $2 million to other comprehensive income primarily relating to gains associated with the Company's pension benefits. As a result of the charge to other comprehensive income for this tax effect the Company recognized an income tax benefit in the Consolidated Statement of Operations and less current period valuation allowance was required against the Company's deferred tax assets.
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
For interim financial statement purposes, U.S. GAAP income tax expense related to ordinary income is determined by applying an estimated annual effective income tax rate against the Company's ordinary income. Income tax expense/benefit related to items not characterized as ordinary income is recognized as a discrete item when incurred. The estimation of the Company's annual effective income tax rate requires the use of management forecasts and other estimates, a projection of jurisdictional taxable income and losses, application of statutory income tax rates, and an evaluation of valuation allowances. The Company's estimated annual effective income tax rate may be revised, if necessary, in each interim period during the fiscal year.

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
management employees effective December 31, 2003. The Company also amended the postretirement plan for its
U.S. management employees effective January 1, 2013, to terminate retiree dental coverage, and to cease providing medical and prescription drug coverage to a retiree who has attained age 65 and to the spouse or dependent of such retiree.

Effective November 25, 2013, the Company entered into a two-year contract extension with the Communications Workers of
America (“CWA”). With the contract extension, the contract with the CWA now terminates on June 13, 2016. In January 2014, the Company reached a tentative agreement for a two-year contract extension with the International Brotherhood of Electrical
Workers (“IBEW”). With the contract extension, the contract with the IBEW, which was previously extended to June 7, 2014, would now expire on June 13, 2016. The agreement must be ratified by the union’s respective members which is expected to occur during the second quarter. The contract extensions did not affect the level of pension and postretirement benefits available to U.S. employees of the Company who are represented by the CWA or IBEW (“represented employees”).

The components of the pension and postretirement net periodic benefit cost for the three months ended December 31, 2013 and 2012 are provided in the table below:

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits - U.S.
	Three months ended December 31,		Three months ended December 31,		Three months ended December 31,
In millions	2013	2012	2013	2012	2013	2012
Components of Net Periodic Benefit Cost
Service cost	$1	$1	$2	$2	$—	$1
Interest cost	36	34	5	5	6	5
Expected return on plan assets	(42)	(40)	—	(1)	(3)	(3)
Amortization of unrecognized prior service cost	—	—	—	—	(3)	(4)
Amortization of previously unrecognized net actuarial loss	21	32	1	1	1	2
Net periodic benefit cost	$16	$27	$8	$7	$1	$1
The Company's general funding policy with respect to its U.S. qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable laws and regulations. For the three month period ended December 31, 2013, the Company made contributions of $22 million to satisfy minimum statutory funding requirements. Estimated payments to satisfy minimum statutory funding requirements for the remainder of fiscal 2014 are $122 million.
The Company provides certain pension benefits for U.S. employees, which are not pre-funded, and certain pension benefits for non-U.S. employees, the majority of which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed or premiums are paid. For the three month period ended December 31, 2013, the Company made payments for these U.S. and non-U.S. pension benefits totaling $2 million and $5 million, respectively. Estimated payments for these U.S. and non-U.S. pension benefits for the remainder of fiscal 2014 are $5 million and $24 million, respectively.
During the three months ended December 31, 2013, the Company contributed $8 million to the represented employees’ post-retirement health trust to fund current benefit claims and costs of administration in compliance with the terms of the 2009 agreements between the Company and the CWA and IBEW, as extended through June 30, 2016 and June 7, 2014, respectively. Estimated contributions under the terms of the 2009 agreements are $32 million for the remainder of fiscal 2014.
The Company also provides certain retiree medical benefits for U.S. employees, which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed. For the three month period ended December 31, 2013, the Company made payments totaling $2 million for these retiree medical benefits. Estimated payments for these retiree medical benefits for the remainder of fiscal 2014 are $4 million.

12.	Share-based Compensation
Parent’s Amended and Restated 2007 Equity Incentive Plan (“2007 Plan”) governs the issuance of equity awards, including restricted stock units (“RSUs”) and stock options, to eligible plan participants. Key employees, directors, and consultants of the Company may be eligible to receive awards under the 2007 Plan. Each stock option, when vested and exercised, and each RSU, when vested, entitles the holder to receive one share of Parent’s common stock, subject to certain restrictions on their transfer and sale as defined in the 2007 Plan and related award agreements. As of December 31, 2013, Parent had authorized the issuance of up to 49,848,157 shares of its common stock under the 2007 Plan, in addition to 2,924,125 shares of common stock underlying certain continuation awards that were permitted to be issued at the time of the Merger. There remained 9,254,931 shares available for grant under the 2007 Plan as of December 31, 2013.
Option Awards
During the three months ended December 31, 2013, 6,521,000 time-based options were granted in the ordinary course of business. All of the options have an exercise price of $2.25 per share and expire ten years from the date of grant or upon cessation of employment, in which event there are limited exercise provisions allowed for vested options. Time-based options granted during the three months ended December 31, 2013 vest over their performance periods, generally three years. Compensation expense equal to the fair value of the option measured on the grant date is recognized utilizing graded attribution over the requisite service period.
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
For the three months ended December 31, 2013 and 2012, the Company recognized share-based compensation associated with options issued under the 2007 Plan of $2 million and $1 million, respectively, which is included in costs and operating expenses.
Restricted Stock Units
The Company has issued RSUs each of which represents the right to receive one share of Parent’s common stock when fully vested. The fair value of the RSUs is estimated by the Board of Directors on the respective dates of grant.
During the three months ended December 31, 2013, 3,785,454 RSUs were awarded. The fair market value (as defined in the 2007 Plan) of these awards at the date of grant was $2.25 per share.
2,713,333 of the RSUs awarded during the three months ended December 31, 2013 contain a performance condition that, if achieved, would result in additional RSU awards. If, at the end of each year during the vesting period it is determined that a performance target is achieved by the Company, then a multiplier of 1.5 times will be applied to the value of the RSU award. If the multiplier applies, the additional RSUs that will be granted on that date of determination, will be 100% vested at the date of grant and delivered in shares using the fair market value of a share of Parent's common stock on the date of grant.
At December 31, 2013, there were 11,497,961 awarded RSUs outstanding under the 2007 Plan, of which 5,330,275 were fully vested. For the three months ended December 31, 2013 and 2012, the Company recognized share-based compensation associated with RSUs granted under the 2007 Plan of $4 million and $1 million, respectively.

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

Summarized financial information relating to the Company’s reportable segments is shown in the following table:

	Three months ended December 31,
In millions	2013	2012
REVENUE
Global Communications Solutions	$507	$573
Avaya Networking	67	58
Enterprise Collaboration Solutions	574	631
Avaya Global Services	584	609
	$1,158	$1,240
GROSS PROFIT
Global Communications Solutions	$314	$349
Avaya Networking	32	22
Enterprise Collaboration Solutions	346	371
Avaya Global Services	314	318
Unallocated Amounts (1)	(15)	(23)
	645	666
OPERATING EXPENSES
Selling, general and administrative	395	384
Research and development	95	118
Amortization of intangible assets	57	57
Restructuring charges, net	7	84
	554	643
OPERATING INCOME	91	23
INTEREST EXPENSE, LOSS ON EXTINGUISHMENT OF DEBT AND OTHER INCOME (EXPENSE), NET	(118)	(117)
LOSS BEFORE INCOME TAXES	$(27)	$(94)

(1)
Unallocated Amounts in Gross Profit include the effect of the amortization of acquired technology intangibles and costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level. Unallocated Amounts also include the impacts of certain fair value adjustments recorded in purchase accounting in connection with the Merger.

14.	Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive loss as of December 31, 2013 and 2012 are summarized as follows:

In millions	Change in unamortized pension, postretirement and postemployment benefit-related items	Foreign Currency Translation	Other	Accumulated Other Comprehensive Income (Loss)
Balance as of October 1, 2013	$(949)	$(56)	$(1)	$(1,006)
Other comprehensive loss before reclassifications	—	(15)	—	(15)
Amounts reclassified to earnings	11	—	—	11
Balance as of December 31, 2013	$(938)	$(71)	$(1)	$(1,010)

In millions	Change in unamortized pension, postretirement and postemployment benefit-related items	Foreign Currency Translation	Unrealized loss on term loan interest rate swap	Other	Accumulated Other Comprehensive Income (Loss)
Balance as of October 1, 2012	$(1,109)	$(13)	$(3)	$(1)	$(1,126)
Other comprehensive loss before reclassifications	—	(12)	(1)	—	(13)
Amounts reclassified to earnings	23	—	5	—	28
Benefit from income taxes	(9)	—	(19)	—	(28)
Balance as of December 31, 2012	$(1,095)	$(25)	$(18)	$(1)	$(1,139)
The amounts reclassified out of accumulated other comprehensive income (loss) into the Consolidated Statements of Operations prior to the impact of income taxes, with line item location, during the three months ended December 31, 2013 and 2012 were as follows:

	Three months ended December 31,
In millions	2013	2012	Line item in Statements of Operations
Change in unamortized pension, postretirement and postemployment benefit-related items	$3	$6	Costs - Products
	3	6	Costs - Services
	4	9	Selling, general and administrative
	1	2	Research and development
	11	23

Unrealized loss on term loan interest rate swap	—	5	Interest expense
Total amounts reclassified to operations	$11	$28

15.	Commitments and Contingencies
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
The trial commenced on September 9, 2013. The Company rested its affirmative case on November 12, 2013, and the Defendants filed motions for judgment as a matter of law against the Company’s remaining claims. These motions were argued on November 18, 2013. The Court did not initially rule on the motions, indicating it would reserve a decision until later in the proceedings. On January 8, 2014, the Court issued an opinion dismissing the Company's affirmative claims which the

Company intends to appeal at the conclusion of the case. The defendants began to present their portion of the case on November 19, 2013, and the trial is expected to end in late February or early March early 2014. With respect to Defendants’ counterclaims, the Company cannot estimate the possible loss or range of possible loss, if any, as there are significant legal and factual issues to be resolved. In the event Defendants ultimately succeed at trial and in subsequent appeals, any potential loss could be material as Defendants are claiming substantial damages. Under the federal antitrust laws, defendants would be entitled to three times the amount of any actual damages awarded for lost profits, plus attorneys’ fees and costs. Defendants allege lost profit damages of up to $147 million before trebling, excluding attorneys’ fees and costs. The Company believes Defendants’ counterclaims, including its damages calculations, are without merit and unsupported by the facts. At this time an outcome cannot be predicted and, as a result, the Company cannot be assured that this case will not have a material adverse effect on the manner in which it does business, its financial position, results of operations, or cash flows.
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

In millions
Balance as of October 1, 2013	$16
Reductions for payments and costs to satisfy claims	(3)
Accruals for warranties issued during the period	2
Balance as of December 31, 2013	$15

Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements
Letters of Credit
As of December 31, 2013, the Company had outstanding an aggregate of $151 million in irrevocable letters of credit which ensure the Company's performance or payment to third parties.  Included in this amount is $106 million issued under its $535 million committed revolving credit facilities, which facilities are available through October 26, 2016.  Also included is $45 million of letters of credit issued under uncommitted facilities.
Surety Bonds
The Company arranges for the issuance of various types of surety bonds, such as license, permit, bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. These bonds vary in duration although most are issued and outstanding from 3 months to 3 years. These bonds are backed by $12 million of the Company’s letters of credit. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $12 million as of December 31, 2013. Historically, no surety bonds have been drawn upon.
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
Product Financing Arrangements
The Company sells products to various resellers that may obtain financing from certain unaffiliated third-party lending institutions. For the Company’s product financing arrangement with resellers outside the U.S., in the event participating resellers default on their payment obligations to the lending institution, the Company is obligated under certain circumstances to guarantee repayment to the lending institution. The repayment amount fluctuates with the level of product financing activity. The guaranteed repayment amount was approximately $3 million as of December 31, 2013. The Company reviews and sets the maximum credit limit for each reseller participating in this financing arrangement. Historically, there have not been any guarantee repayments by the Company. The Company has estimated the fair value of this guarantee as of December 31, 2013, and has determined that it is not significant. There can be no assurance that the Company will not be obligated to repurchase inventory under this arrangement in the future.
Long-Term Cash Incentive Bonus Plan
Parent has established a long-term incentive cash bonus plan (“LTIP”). Under the LTIP, Parent will make cash awards available to compensate certain key employees upon the achievement of defined returns on the Sponsors’ initial investment in the Parent (a “triggering event”). Parent has authorized LTIP awards covering a total of $60 million, of which $35 million in awards were outstanding as of December 31, 2013. The Company will begin to recognize compensation expense relative to the LTIP awards upon the occurrence of a triggering event (e.g., a sale or initial public offering). As of December 31, 2013, no compensation expense associated with the LTIP has been recognized.
Credit Facility Indemnification
In connection with its obligations under the credit facilities described in Note 7, “Financing Arrangements,” the Company has agreed to indemnify the third-party lending institutions for costs incurred by the institutions related to changes in tax law or other legal requirements. While there have been no amounts paid to the lenders pursuant to this indemnity in the past, there can be no assurance that the Company will not be obligated to indemnify the lenders under this arrangement in the future. As of December 31, 2013, no amounts have been accrued pursuant to this indemnity.

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

16.	Guarantor—Non Guarantor financial information
The senior secured credit facility and senior unsecured cash pay and PIK toggle notes, discussed in Note 7, "Financing Arrangements" are jointly and severally, fully and unconditionally guaranteed subject to certain conditions by Avaya Inc. and all wholly owned U.S. subsidiaries of Avaya Inc. (with certain customary exceptions) (collectively, the “Guarantors”). Each of the Guarantors is 100% owned, directly or indirectly, by Avaya Inc. None of the other subsidiaries of Avaya Inc., either directly or indirectly, guarantee the senior secured credit facility or the senior unsecured cash pay or PIK toggle notes (“Non-Guarantors”). Avaya Inc. also unconditionally guarantees the senior secured asset-based credit facility described in Note 7, “Financing Arrangements.” In addition, all of Avaya Inc.’s wholly owned U.S. subsidiaries (with certain agreed-upon exceptions) act as co-borrowers and co-guarantors under the senior secured asset-based credit facility.
The following tables present the results of operations, financial position and cash flows of Avaya Inc., the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations as of December 31, 2013 and September 30, 2013, and the three months ended December 31, 2013 and 2012 to arrive at the information for Avaya Inc. on a consolidated basis.

Supplemental Condensed Consolidating Schedule of Operations and Comprehensive (Loss) Income

	Three Months Ended December 31, 2013
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
REVENUE	$669	$61	$555	$(127)	$1,158
COST	306	50	284	(127)	513
GROSS PROFIT	363	11	271	—	645
OPERATING EXPENSES
Selling, general and administrative	161	15	219	—	395
Research and development	53	2	40	—	95
Amortization of intangible assets	52	1	4	—	57
Restructuring charges, net	2	—	5	—	7
	268	18	268	—	554
OPERATING INCOME (LOSS)	95	(7)	3	—	91
Interest expense	(119)	—	—	—	(119)
Other income (expense), net	86	—	(85)	—	1
INCOME (LOSS) BEFORE INCOME TAXES	62	(7)	(82)	—	(27)
Provision for income taxes	—	—	(27)	—	(27)
Equity in net loss of consolidated subsidiaries	(116)	—	—	116	—
NET LOSS	$(54)	$(7)	$(109)	$116	$(54)
Comprehensive loss	$(58)	$(7)	$(123)	$130	$(58)

Supplemental Condensed Consolidating Schedule of Operations and Comprehensive Loss

	Three Months Ended December 31, 2012
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
REVENUE	$724	$80	$611	$(175)	$1,240
COST	367	54	328	(175)	574
GROSS PROFIT	357	26	283	—	666
OPERATING EXPENSES
Selling, general and administrative	144	26	214	—	384
Research and development	66	2	50	—	118
Amortization of intangible assets	52	1	4	—	57
Restructuring charges, net	17	2	65	—	84
	279	31	333	—	643
OPERATING INCOME (LOSS)	78	(5)	(50)	—	23
Interest expense	(105)	(3)	—	—	(108)
Loss on extinguishment of debt	(3)	—	—	—	(3)
Other expense, net	(4)	—	(2)	—	(6)
LOSS BEFORE INCOME TAXES	(34)	(8)	(52)	—	(94)
Benefit from (provision for) income taxes	19	—	(10)	—	9
Equity in net loss of consolidated subsidiaries	(70)	—	—	70	—
NET LOSS	$(85)	$(8)	$(62)	$70	$(85)
Comprehensive loss	$(98)	$(8)	$(74)	$82	$(98)

Supplemental Condensed Consolidating Balance Sheet

	December 31, 2013
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$94	$18	$188	$—	$300
Accounts receivable, net—external	296	30	360	—	686
Accounts receivable—internal	945	37	165	(1,147)	—
Inventory	109	2	115	—	226
Deferred income taxes, net	29	—	33	—	62
Other current assets	108	19	139	—	266
Internal notes receivable, current	1,516	205	51	(1,772)	—
TOTAL CURRENT ASSETS	3,097	311	1,051	(2,919)	1,540
Property, plant and equipment, net	181	16	129	—	326
Deferred income taxes, net	3	—	23	—	26
Intangible assets, net	1,271	28	127	—	1,426
Goodwill	4,090	—	13	—	4,103
Other assets	143	4	21	—	168
Investment in consolidated subsidiaries	—	—	33	(33)	—
TOTAL ASSETS	$8,785	$359	$1,397	$(2,952)	$7,589
LIABILITIES
Current liabilities:
Debt maturing within one year—external	$35	$—	$—	$—	$35
Debt maturing within one year—internal	276	404	1,092	(1,772)	—
Accounts payable—external	246	19	171	—	436
Accounts payable—internal	170	10	967	(1,147)	—
Payroll and benefit obligations	106	7	108	—	221
Deferred revenue	518	6	142	—	666
Business restructuring reserve, current portion	6	—	68	—	74
Other current liabilities	170	3	86	—	259
TOTAL CURRENT LIABILITIES	1,527	449	2,634	(2,919)	1,691
Long-term debt	6,042	—	—	—	6,042
Pension obligations	963	—	531	—	1,494
Other postretirement obligations	284	—	—	—	284
Deferred income taxes, net	230	—	21	—	251
Business restructuring reserve, non-current portion	18	1	55	—	74
Other liabilities	178	19	277	—	474
Deficiency in consolidated subsidiaries	2,264	14	—	(2,278)	—
TOTAL NON-CURRENT LIABILITIES	9,979	34	884	(2,278)	8,619
TOTAL DEFICIENCY	(2,721)	(124)	(2,121)	2,245	(2,721)
TOTAL LIABILITIES AND DEFICIENCY	$8,785	$359	$1,397	$(2,952)	$7,589

Supplemental Condensed Consolidating Balance Sheet

	September 30, 2013
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$72	$13	$203	$—	$288
Accounts receivable, net—external	312	30	374	—	716
Accounts receivable—internal	914	33	138	(1,085)	—
Inventory	116	5	124	—	245
Deferred income taxes, net	29	—	23	—	52
Other current assets	90	29	134	—	253
Internal notes receivable, current	1,492	189	—	(1,681)	—
TOTAL CURRENT ASSETS	3,025	299	996	(2,766)	1,554
Property, plant and equipment, net	190	17	127	—	334
Deferred income taxes, net	2	—	32	—	34
Intangible assets, net	1,293	29	164	—	1,486
Goodwill	3,988	—	104	—	4,092
Other assets	147	4	21	—	172
Investment in consolidated subsidiaries	—	2	31	(33)	—
TOTAL ASSETS	$8,645	$351	$1,475	$(2,799)	$7,672
LIABILITIES
Current liabilities:
Debt maturing within one year—external	$35	$—	$—	$—	$35
Debt maturing within one year—internal	200	381	1,100	(1,681)	—
Accounts payable—external	216	18	174	—	408
Accounts payable—internal	139	8	938	(1,085)	—
Payroll and benefit obligations	115	11	130	—	256
Deferred revenue	540	8	123	—	671
Business restructuring reserve, current portion	12	1	79	—	92
Other current liabilities	168	3	86	—	257
TOTAL CURRENT LIABILITIES	1,425	430	2,630	(2,766)	1,719
Long-term debt	6,051	—	—	—	6,051
Pension obligations	992	—	518	—	1,510
Other postretirement obligations	290	—	—	—	290
Deferred income taxes, net	226	—	17	—	243
Business restructuring reserve, non-current portion	21	1	56	—	78
Other liabilities	171	20	259	—	450
Deficiency in consolidated subsidiaries	2,138	—	—	(2,138)	—
TOTAL NON-CURRENT LIABILITIES	9,889	21	850	(2,138)	8,622
TOTAL DEFICIENCY	(2,669)	(100)	(2,005)	2,105	(2,669)
TOTAL LIABILITIES AND DEFICIENCY	$8,645	$351	$1,475	$(2,799)	$7,672

Supplemental Condensed Consolidating Schedule of Cash Flows

	Three Months Ended December 31, 2013
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
OPERATING ACTIVITIES:
Net loss	$(54)	$(7)	$(109)	$116	$(54)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities	20	2	110	—	132
Changes in operating assets and liabilities	(27)	4	9	—	(14)
Equity in net loss of consolidated subsidiaries	116	—	—	(116)	—
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	55	(1)	10	—	64
INVESTING ACTIVITIES:
Capital expenditures	(19)	—	(13)	—	(32)
Capitalized software development costs	(1)	—	—	—	(1)
Acquisition of businesses, net of cash acquired	—	—	(11)	—	(11)
Proceeds from sale of investments	1	—	—	—	1
NET CASH USED FOR INVESTING ACTIVITIES	(19)	—	(24)	—	(43)
FINANCING ACTIVITIES:
Repayment of long-term debt	(9)	—	—	—	(9)
Net (repayments) borrowings of intercompany debt	(5)	7	(2)	—	—
Other financing activities, net	—	(1)	—	—	(1)
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(14)	6	(2)	—	(10)
Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22	5	(15)	—	12
Cash and cash equivalents at beginning of period	72	13	203	—	288
Cash and cash equivalents at end of period	$94	$18	$188	$—	$300

Supplemental Condensed Consolidating Schedule of Cash Flows

	Three Months Ended December 31, 2012
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
OPERATING ACTIVITIES:
Net loss	$(85)	$(8)	$(62)	$70	$(85)
Adjustments to reconcile net loss to net cash provided by operating activities	87	3	11	—	101
Changes in operating assets and liabilities	(68)	6	52	—	(10)
Equity in net loss of consolidated subsidiaries	70	—	—	(70)	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	4	1	1	—	6
INVESTING ACTIVITIES:
Capital expenditures	(8)	—	(15)	—	(23)
Capitalized software development costs	(6)	(1)	—	—	(7)
Acquisition of businesses, net of cash acquired	(1)	—	—	—	(1)
Proceeds from sale of long-lived assets	5	—	4	—	9
Proceeds from sale of investments	—	—	1	—	1
Advance to Parent	(10)	—	—	—	(10)
NET CASH USED FOR INVESTING ACTIVITIES	(20)	(1)	(10)	—	(31)
FINANCING ACTIVITIES:
Proceeds from 9% senior secured notes	290	—	—	—	290
Repayment of term B-5 loans	(284)	—	—	—	(284)
Debt issuance and third-party debt modification costs	(22)	—	—	—	(22)
Repayment of long-term debt	(9)	—	—	—	(9)
Net borrowings (repayments) of intercompany debt	4	4	(8)	—	—
Other financing activities, net	—	(1)	—	—	(1)
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(21)	3	(8)	—	(26)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(37)	3	(18)	—	(52)
Cash and cash equivalents at beginning of period	101	10	226	—	337
Cash and cash equivalents at end of period	$64	$13	$208	$—	$285

17.	Subsequent Events
Sale of Facility
On January 14, 2014, the Company completed the sale of its facility in Westminster, Colorado for net cash of approximately $58 million after deducting applicable fees and expenses and an existing obligation to complete tenant improvements under a lease of the facility, which obligation of the Company was satisfied and discharged in the sale transaction.
Financing Arrangements
On February 5, 2014, the Company, Citibank, N.A., as Administrative Agent, and the lenders party thereto entered into Amendment No. 8 to Credit Agreement, pursuant to which the Cash Flow Credit Agreement was amended.
Pursuant to Amendment No. 8 to Credit Agreement, the Company refinanced in full all senior secured term B-5 loans outstanding under the Cash Flow Credit Agreement with the cash proceeds from the Company’s borrowing of approximately $1,138 million aggregate principal amount of senior secured term B-6 loans under the Cash Flow Credit Agreement.  In addition, the Company paid $15 million in cash for certain fees and expenses incurred in connection with the refinancing. The new senior secured term B-6 loans mature on March 31, 2018, which was the same date on which the senior secured term B-5 loans were scheduled to mature.
The new tranche of senior secured term B-6 loans bears interest at a rate per annum equal to either a base rate (subject to a floor of 2.00%) or a LIBOR rate (subject to a floor of 1.00%), in each case plus an applicable margin. Subject to the floor described in the immediately preceding sentence, the base rate is determined by reference to the higher of (1) the prime rate of Citibank, N.A. and (2) the federal funds effective rate plus one half of 1%. The applicable margin for borrowings of senior secured term B-6 loans is 4.50% per annum with respect to base rate borrowings and 5.50% per annum with respect to LIBOR borrowings, in each case, subject to increase pursuant to the Cash Flow Credit Agreement in connection with the making of certain refinancing, extended or replacement term loans under the Cash Flow Credit Agreement with an Effective Yield (as defined in the Cash Flow Credit Agreement) greater than the applicable Effective Yield payable in respect of the senior secured term B-6 loans at such time plus 50 basis points.
Any voluntary prepayment, and certain mandatory prepayments, of principal of the senior secured term B-6 loans, or any amendment to the terms of the senior secured term B-6 loans, the primary purpose of which is to effect a Term B-6 Repricing Transaction (as defined in the Cash Flow Credit Agreement), in each case, after February 5, 2014 and on or prior to August 5, 2014, will be subject to payment of a 1.0% premium on the aggregate principal amount of the senior secured term B-6 loans so prepaid or amended.
Held-for-Sale
Subsequent to December 31, 2013, the Company classified its government IT services reporting unit as held-for-sale.  The government IT services business provides specialized information technology services exclusively to government customers in the U.S.

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
Our accompanying unaudited interim Consolidated Financial Statements as of December 31, 2013 and for the three months ended December 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission, or the SEC, for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2013, which were included in our Annual Report on Form 10-K filed with the SEC on November 22, 2013. In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated.
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
Initial Registration Statement of Parent
Avaya is a wholly owned subsidiary of Avaya Holdings Corp., a Delaware corporation (“Parent”). Parent was formed by affiliates of two private equity firms, Silver Lake Partners (“Silver Lake”) and TPG Capital (“TPG”) (collectively, the “Sponsors”). Silver Lake and TPG, through Parent, acquired Avaya in a transaction that was completed on October 26, 2007 (the “Merger”). See discussion in Note 1, “Background, Merger and Basis of Presentation - Merger,” to our unaudited interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Long-term debt consists of the following:

In millions	December 31, 2013
9.75% senior unsecured cash pay notes due November 1, 2015	$58
10.125%/10.875% senior unsecured PIK toggle notes due November 1, 2015	92
Variable rate senior secured term B-3 loans due October 26, 2017	2,121
Variable rate senior secured term B-4 loans due October 26, 2017	1
Variable rate senior secured term B-5 loans due March 31, 2018	1,138
7% senior secured notes due April 1, 2019	1,009
9% senior secured notes due April 1, 2019	290
10.50% senior secured notes due March 1, 2021	1,384
Unaccreted discount	(16)
6,077
Debt maturing within one year	(35)
Long-term debt	$6,042
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
In connection with the amendments and restatements of the senior secured credit facility necessary to effectuate the transactions described above, the applicable interest rate for the portion of the term B-1 loans that were converted into term B-4 loans and term B-5 loans was also changed. The weighted average interest rate of the Company's outstanding debt as of December 31, 2013 and September 30, 2013 was 7.4% and 7.4%, respectively. The Company incurred $49 million in debt issuance and debt modification costs in connection with the debt refinancing transactions during fiscal 2013, of which $18 million was expensed as incurred and included in Other Expense, net and $31 million was deferred and is being amortized over the term of the related debt.

Annual maturities of debt, based on our debt profile as of December 31, 2013 for the next five years ending September 30th and thereafter consist of:

In millions	December 31, 2013
2014	$29
2015	53
2016	174
2017	38
2018	3,116
2019 and thereafter	2,683
Total	$6,093
None of the 7% Senior Secured Notes, the 9% Senior Secured Notes or the 10.50% Senior Secured Notes have been, and none of them will be, registered under the Securities Act or applicable State securities laws and none of them may be offered or sold absent registration under the Securities Act or applicable State securities laws or applicable exemptions from registration requirements.
On February 5, 2014, the Company completed an amendment of the senior secured credit facility pursuant to which the Company refinanced $1,138 million aggregate principal amount of term B-5 loans with the cash proceeds from the issuance of senior secured term B-6 loans ("term B-6 loans"). The refinancing provided for a lower interest rate while maintaining the same maturity date of March 31, 2018 for the associated debt.
The new tranche of term B-6 loans bears interest and the term B-5 loans bore interest at a rate per annum equal to either a base rate (subject to a floor of 2.00% in the case of the term B-6 loans and 2.25% in the case of the term B-5 loans) or a LIBOR rate (subject to a floor of 1.00% in the case of the term B-6 loans and 1.25% in the case of the term B-5 loans), in each case plus an applicable margin. Subject to the floor described in the immediately preceding sentence, the base rate is determined by reference to the higher of (1) the prime rate of Citibank, N.A. and (2) the federal funds effective rate plus one half of 1%. The applicable margin for borrowings of term B-6 loans is and the term B-5 loans was 4.50% and 5.75% per annum with respect to base rate borrowings and 5.50% and 6.75%, respectively per annum with respect to LIBOR borrowings, in each case, subject to increase pursuant to the senior secured credit facility in connection with the making of certain refinancing, extended or replacement term loans under the senior secured credit facility with an Effective Yield (as defined in the senior secured credit facility) greater than the applicable Effective Yield payable in respect of the term B-6 loans at such time plus 50 basis points.
See Note 7, “Financing Arrangements” and Note 17, “Subsequent Events,” to our unaudited interim Consolidated Financial Statements for further details.
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
Our products and services are designed to meet the diverse needs of small and mid-size businesses, as well as large enterprises and government customers. The majority of our product portfolio is comprised of software products that reside on either a client or server. Client software resides on both our own and third-party devices, including desk phones, tablets, desktop PCs and mobile phones. Server-side software controls communication and collaboration for the enterprise, and delivers rich value-added applications such as messaging, telephony, voice, video and web conferencing, mobility and customer service. Hardware includes a broad range of desk phones, servers and gateways and LAN/WAN switching wireless access points and gateways. A portion of the portfolio has been subjected to rigorous interoperability and security testing and is approved for acquisition by the US Government. Avaya’s portfolio of services includes product support, integration, Cloud and managed services as well as professional services that enable customers to optimize and manage their communications networks worldwide and achieve enhanced business results.
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

•
Avaya Scopia is a standards-based portfolio of hardware and software products that includes conference room systems, desktop and mobile video conferencing and infrastructure and management (see “—Platforms, Infrastructure and Phones" below for more information).

Avaya Scopia High Definition ("HD") video conferencing room systems incorporate state-of-the-art video technology with capabilities required to support today’s room system deployments. The Avaya Scopia XT5000 is ideal for large conference rooms, while the Avaya Scopia XT4200 is specifically designed for the needs of smaller and mid-sized conference rooms. We also offer desktop clients from the software Avaya Scopia Desktop to the Avaya Scopia XT Executive 240. These advanced HD personal video conferencing endpoints are cost effective for expanding the reach of the video deployment beyond the conference room.
Avaya Scopia Mobile extends the Avaya Scopia product to the latest mobile devices providing applications for video conferencing, control and management via smartphones and tablets supporting Apple iOS and Google Android. Avaya Scopia products are used by institutions, enterprises and service providers to create high quality, easy-to-use voice, video, and data collaboration environments, regardless of the communication network—IP, Session Initiation Protocol ("SIP"), 3G, 4G, H.323, integrated services digital networks ("ISDN") or next generation integrated messaging systems ("IMS").

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

•
Avaya Video Conferencing infrastructure includes Avaya Scopia Elite MCUs, which are reliable and highly scalable multi-party video conferencing platforms for enterprise and service provider environments. They offer advanced and easy-to-use multi-party infrastructure for video conferencing and are at the core of a high definition deployment. In addition, gateways for Microsoft Lync and SIP provide connectivity and interoperability with unified communications products to standards-based video conferencing systems and infrastructure. Avaya Scopia Gateways are ideal for connecting IP video networks with ISDN and public switched telephone networks ("PSTN") providing connectivity to ISDN endpoints or telephones. In addition to the above, Avaya Scopia Management provides a comprehensive management product for voice and video collaboration, while Avaya Scopia ECS Gatekeeper is a high-performance, H.323 ECS (Enhanced Communication Server) Gatekeeper that provides intelligent, advanced backbone management for IP telephony and multimedia communication networks. Finally, Avaya’s eVident monitoring technology helps enable enterprises and service providers to ensure network readiness before and after voice and video applications are deployed.

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
Avaya believes there are five components to effective Customer Experience Management. Each component delivers value to an organization, and, when combined, they improve customer acquisition, increase customer retention and growth, deliver high quality experiences and help enable efficient management. Avaya Contact Center products align along these five components:

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

◦
Innovation Services, to help an organization leverage communications to reach new levels of business potential and market competitiveness. Focused on leading technology and advanced services delivery, we offer a forward-thinking perspective to drive new business productivity, employee efficiency and superior levels of service. Our consultative approach and custom application services, from business planning through to execution and product integration, create alignment with customer’s specific business objectives.

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

◦
Avaya Cloud and Managed Services provides IT Infrastructure Library ("ITIL")-aligned, multivendor managed and outsourcing services for customers’ communications environments. Avaya can globally manage complex multi-vendor, multi-technology and aging networks with Service Level Agreements ("SLAs") to help optimize network performance. With Avaya Managed Services, Avaya can manage a customer’s mixed environment and gain the opportunity to upgrade it over time to the latest technology, at the pace and in an operational expense model that makes sense for the customer. Managed services can be procured in standard packages or in fully custom arrangements that include tailored SLAs, billing and reporting. In addition, managed services can take the form of one of three Cloud models offered by Avaya:

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

Our Go-To-Market Strategy
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

We continue to better align our go-to-market strategy for our products and services with the enterprise and midmarket customer bases. We have been deploying new customer segmentation and enhanced geographic emphasis while leveraging our existing and new channel partners. This has generated momentum in our midmarket efforts. During the first quarter of fiscal 2014, we have brought additional industry-seasoned sales and technical personnel into customer and partner facing roles. During the quarter we have added over 100 quota carrying sales personnel and over 50 other sales consultant, sales support, sales operations, and marketing roles. While these actions represent upfront investments, with these and existing resources, we expect to more efficiently address the enterprise and midmarket customer base.
Financial Results Summary
Our revenue for the three months ended December 31, 2013 decreased as compared to the corresponding period in the prior year, primarily as a result of lower customer spending on unified communications products, particularly gateways and legacy Nortel phones and platforms, and contact center products which contributed to lower maintenance and professional services revenues. We believe these declines are primarily attributable to customers choosing not to upgrade their systems in a cautious spending environment. The decline in gateway sales may be in part impacted by better utilization of SIP technology, which enables our customers to run their communications networks more efficiently. We believe the decrease in our product revenues may also be due in part to a growing market trend around Cloud consumption preferences with more customers exploring OpEx models as opposed to CapEx models for procuring technology. Increasingly, to manage costs and efficiencies, customers are exploring a shift to OpEx models, where they pay a fee for business collaboration and communications services but the underlying solutions, infrastructure and personnel are owned and managed by the equipment vendor or a managed services or Cloud provider, as opposed to CapEx models that require them to invest in and own the solutions, infrastructure and headcount. We believe the market trend toward OpEx models will continue as we see an increasing number of opportunities and requests for proposal based on the OpEx model, where contract values are usually larger, however, the associated revenues will be recognized over a longer period, typically three to seven years.
The Company has maintained its focus on profitability levels and investing in future results and continued to initiate cost savings programs designed to streamline its operations, generate cost savings, and eliminate overlapping processes and expenses associated with various acquisitions and in response to the global economic downturn. These cost savings programs have included: (1) reducing headcount, (2) relocating certain job functions to lower cost geographies, including service delivery, customer care, research and development, human resources and finance, (3) eliminating real estate costs associated with unused or under-utilized facilities and (4) implementing gross margin improvement and other cost reduction initiatives. During the three months ended December 31, 2013 and 2012, the Company incurred restructuring charges of $7 million and $84 million, respectively. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future and the costs of those actions could be material.
Operating income for the three months ended December 31, 2013 was $91 million as compared to operating income of $23 million for the three months ended December 31, 2012, an increase of $68 million. The increase in operating income is primarily attributable to lower restructuring charges and the continued benefit from our cost savings initiatives partially offset by the decrease in revenues described above and $16 million of additional depreciation associated with the Company's Westminster, Colorado facility which we are in the process of vacating.
Operating income for the three months ended December 31, 2013 and 2012 includes non-cash expenses for depreciation and amortization of $118 million and $114 million and share-based compensation of $6 million and $2 million for each of the periods, respectively.
Net loss for the three months ended December 31, 2013 and 2012 was $54 million and $85 million, respectively. The decrease in our net loss is primarily attributable to the increase in operating income as described above partially offset by the impact of higher income taxes and interest expense for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. Net loss for the three months ended December 31, 2012 also included a $3 million loss on extinguishment of debt and $4 million of costs incurred in connection with modifications to certain credit facilities.

Results From Operations
Three Months Ended December 31, 2013 Compared with Three Months Ended December 31, 2012
Revenue
Our revenue for the three months ended December 31, 2013 and 2012 was $1,158 million and $1,240 million, respectively, a decrease of $82 million or 7%. The following table sets forth a comparison of revenue by portfolio:

	Three months ended December 31,
	2013	2012	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Dollars in millions			2013	2012
GCS	$507	$573	44%	46%	(12)%	(12)%
Networking	67	58	6%	5%	16%	16%
Total ECS product revenue	574	631	50%	51%	(9)%	(9)%
AGS	584	609	50%	49%	(4)%	(4)%
Total revenue	$1,158	$1,240	100%	100%	(7)%	(6)%
GCS revenue for the three months ended December 31, 2013 and 2012 was $507 million and $573 million, respectively, a decrease of $66 million or 12%. The decrease in GCS revenue was primarily the result of lower customer spend on unified communications and contact center products in a cautious spending environment as discussed above.
Networking revenue for the three months ended December 31, 2013 and 2012 was $67 million and $58 million, respectively, an increase of $9 million or 16%. The increase in Networking revenue is primarily attributable to several new product launches beginning in July 2012.
AGS revenue for the three months ended December 31, 2013 and 2012 was $584 million and $609 million, respectively, a decrease of $25 million or 4%. The decrease in AGS revenue was primarily due to lower maintenance and professional services revenues as a result of lower product sales and lower government IT services revenues associated with our U.S. government customers. These decreases were partially offset by increases from Cloud and managed services performed under contracts entered into in prior periods and increases in other U.S. government services revenues.
The following table sets forth a comparison of revenue by location:

	Three months ended December 31,
	2013	2012	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Dollars in millions			2013	2012
U.S.	$631	$670	54%	54%	(6)%	(6)%
International:
EMEA	303	331	26%	27%	(8)%	(10)%
APAC - Asia Pacific	114	123	10%	10%	(7)%	(5)%
Americas International - Canada and Latin America	110	116	10%	9%	(5)%	(1)%
Total International	527	570	46%	46%	(8)%	(7)%
Total revenue	$1,158	$1,240	100%	100%	(7)%	(6)%
Revenue in the U.S. for the three months ended December 31, 2013 and 2012 was $631 million and $670 million, respectively, a decrease of $39 million or 6%. The decrease in U.S. revenue was primarily attributable to lower sales associated with our unified communications and contact center products, which contributed to lower revenues from maintenance and professional services. These declines were partially offset by an increase in networking revenue. Revenue in EMEA for the three months ended December 31, 2013 and 2012 was $303 million and $331 million, respectively, a decrease of $28 million or 8%. The decrease in EMEA revenue was primarily attributable to lower sales associated with our unified communications products partially offset by a favorable impact of foreign currency. Revenue in APAC for the three months ended December 31, 2013 and 2012 was $114 million and $123 million, respectively, a decrease of $9 million or 7%. The decrease in APAC revenue is primarily attributable to lower revenues associated with our unified communications products and an unfavorable impact of foreign currency partially offset by higher maintenance services. Revenue in Americas International was $110 million and $116 million for the three months ended December 31, 2013 and 2012, respectively, a decrease of $6 million or 5%. The decrease in Americas International revenue was primarily attributable to an unfavorable impact of foreign currency.
We sell our products directly to end users and through an indirect sales channel. The following table sets forth a comparison of revenue from sales of products by channel:

	Three months ended December 31,
	2013	2012	Percentage of Total ECS Product Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Dollars in millions			2013	2012
Direct	$149	$141	26%	22%	6%	5%
Indirect	425	490	74%	78%	(13)%	(13)%
Total ECS product revenue	$574	$631	100%	100%	(9)%	(9)%

Gross Profit
The following table sets forth a comparison of gross profit by segment:

	Three months ended December 31,
	Gross Profit		Gross Margin		Change
Dollars in millions	2013	2012	2013	2012	Amount	Pct.
GCS	$314	$349	61.9%	60.9%	(35)	(10)%
Networking	32	22	47.8%	37.9%	10	45%
ECS	346	371	60.3%	58.8%	(25)	(7)%
AGS	314	318	53.8%	52.2%	(4)	(1)%
Unallocated amounts	(15)	(23)	(1)	(1)	8	(1)
Total	$645	$666	55.7%	53.7%	(21)	(3)%

(1)	Not meaningful
Gross profit for the three months ended December 31, 2013 and 2012 was $645 million and $666 million, respectively, a decrease of $21 million or 3%. The decrease is primarily attributable to a decrease in sales volume and the effect of a $5 million benefit associated with the release of contingent liability during three months ended December 31, 2012, related to a labor matter in EMEA that we released as a result of a favorable court ruling. These decreases were partially offset by the success of our gross margin improvement initiatives, the impact of lower amortization of acquired technology intangible assets and lower customer discounts. Our gross margin improvement initiatives include exiting facilities, reducing the workforce, relocating positions to lower-cost geographies, productivity improvements, and obtaining better pricing from our contract manufacturers and transportation vendors. As a result of the above factors, gross margin increased to 55.7% for the three months ended December 31, 2013 from 53.7% for the three months ended December 31, 2012.
GCS gross profit for the three months ended December 31, 2013 and 2012 was $314 million and $349 million, respectively, a decrease of $35 million or 10%. The decrease in GCS gross profit is primarily due to the decrease in sales volume partially offset by the success of our gross margin improvement initiatives discussed above and lower customer discounts. As a result of the above factors, GCS gross margin increased to 61.9% for the three months ended December 31, 2013 compared to 60.9% for the three months ended December 31, 2012.
Networking gross profit for the three months ended December 31, 2013 and 2012 was $32 million and $22 million, respectively, an increase of $10 million or 45%. Networking gross margin increased to 47.8% for the three months ended December 31, 2013 from 37.9% for the three months ended December 31, 2012. The increases in Networking gross profit and margin were due to higher revenues which allowed us to leverage our fixed costs.
AGS gross profit for the three months ended December 31, 2013 and 2012 was $314 million and $318 million, respectively, a decrease of $4 million or 1%. The decrease in AGS gross profit is primarily due to the decrease in services revenue and the effect of a $5 million benefit associated with the release of contingent liability during three months ended December 31, 2012, related to a labor matter in EMEA that we released as a result of a favorable court ruling. These decreases were partially offset by the continued benefit from our gross margin improvement initiatives discussed above. We have redesigned the Avaya support website and continue to transition our customers from an agent-based support model to a self-service/web-based support model. These improvements have allowed us to reduce the workforce and relocate positions to lower-cost geographies. As a result of the above factors, AGS gross margin increased to 53.8% for the three months ended December 31, 2013 compared to 52.2% for the three months ended December 31, 2012.
Unallocated amounts for the three months ended December 31, 2013 and 2012 include the effect of the amortization of acquired technology intangibles and costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level. The decrease in unallocated costs is primarily due to the impact of lower amortization associated with technology intangible assets acquired prior to fiscal 2013.
Operating Expenses

	Three months ended December 31,
	2013	2012	Percentage of Revenue		Change
Dollars in millions			2013	2012	Amount	Pct.
Selling, general and administrative	$395	$384	34.1%	31.0%	$11	3%
Research and development	95	118	8.2%	9.5%	(23)	(19)%
Amortization of intangible assets	57	57	4.9%	4.6%	—	0%
Restructuring charges, net	7	84	0.6%	6.8%	(77)	(92)%
Total operating expenses	$554	$643	47.8%	51.9%	$(89)	(14)%
Selling, general and administrative ("SG&A") expenses for the three months ended December 31, 2013 and 2012 were $395 million and $384 million, respectively, an increase of $11 million. The increase was primarily due to $16 million of additional depreciation related to the change in the estimates of salvage value and useful life of the Company's Westminster, Colorado facility and additional selling expenses to support our go-to-market strategy within the enterprise and midmarket customer bases. These increases were partially offset by our cost savings initiatives. Our cost savings initiatives include exiting and consolidating facilities, reducing the workforce and relocating positions to lower-cost geographies.
Research and development ("R&D") expenses for the three months ended December 31, 2013 and 2012 were $95 million and $118 million, respectively, a decrease of $23 million. The decrease was primarily due to lower expenses associated with our cost savings initiatives discussed above. Capitalized software development costs for the three months ended December 31, 2013 and 2012 were $1 million and $7 million, respectively, a decrease of $6 million. During fiscal 2013, there were large programs in development and a greater portion of our period R&D spend was capitalized.
Amortization of intangible assets was $57 million and $57 million for the three months ended December 31, 2013 and 2012, respectively.
Restructuring charges, net, for the three months ended December 31, 2013 and 2012 were $7 million and $84 million, respectively, a decrease of $77 million. The Company continued to identify opportunities to streamline its operations and generate cost savings which included consolidating and exiting facilities and eliminating employee positions. Restructuring charges recorded during the three months ended December 31, 2013 include employee separation costs of $5 million and lease obligations of $2 million. Restructuring charges recorded during the three months ended December 31, 2012 include employee separation costs of $70 million and lease obligations of $14 million. The employee separation costs are primarily associated with employee severance actions in EMEA and the U.S. The EMEA approved plan provides for the elimination of 234 positions and resulted in a charge of $50 million. A voluntary program offered to certain management employees in the U.S. resulted in the elimination of 195 positions and resulted in a charge of $9 million. The separation charges include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. Restructuring charges for the three months ended December 31, 2012 includes lease obligations primarily related to the Company's Maidenhead, United Kingdom and Highlands Ranch, Colorado facilities.
Operating Income
For the three months ended December 31, 2013, operating income was $91 million compared to $23 million for the three months ended December 31, 2012.
Operating income for the three months ended December 31, 2013 and 2012 includes non-cash expenses for depreciation and amortization of $118 million and $114 million and share-based compensation of $6 million and $2 million for each of the periods, respectively.

Interest Expense
Interest expense for the three months ended December 31, 2013 and 2012 was $119 million and $108 million, respectively, which includes non-cash interest expense of $4 million and $6 million, respectively. Non-cash interest expense for each period includes amortization of debt issuance costs and accretion of debt discount. Cash interest expense for the three months ended December 31, 2013 compared to the three months ended December 31, 2012 increased as a result of certain debt refinancing transactions that occurred during fiscal 2013 partially offset by a decrease in interest expense as a result of the expiration of certain unfavorable interest rate swap contracts.
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
Other Income (Expense), Net
Other income, net, for the three months ended December 31, 2013 was $1 million as compared to other expense, net of $6 million for the three months ended December 31, 2012. Other income, net, for the current period includes net foreign currency transaction gains of $2 million. Other expense, net for the three months ended December 31, 2012 includes fees paid to third parties in connection with the modifications to our senior secured credit facility of $4 million and net foreign currency transaction losses of $2 million.
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
(Provision for) Benefit from Income Taxes
The provision for income taxes for the three months ended December 31, 2013 was $27 million, as compared to the benefit from income taxes of $9 million for the three months ended December 31, 2012.
The effective income tax rate for the three months ended December 31, 2013 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss in the Consolidated Statements of Operations, and (2) changes in the valuation allowance established against the Company’s deferred tax assets.
The effective rate for the three months ended December 31, 2012 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss in the Consolidated Statement of Operations, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) $17 million of income tax benefit recognized upon the expiration of certain interest rate swaps, and (4) the recognition of a $2 million income tax benefit as a result of net gains in other comprehensive income.
During the three months ended December 31, 2012, the Company recorded a tax charge of $2 million to other comprehensive income primarily relating to gains associated with the Company's pension benefits. As a result of the charge to other comprehensive income for this tax effect the Company recognized an income tax benefit in the Consolidated Statement of Operations and less current period valuation allowance was required against the Company's deferred tax assets.
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
Liquidity and Capital Resources
Cash and cash equivalents increased by $12 million to $300 million at December 31, 2013 from $288 million at September 30, 2013. We expect our existing cash balance, cash generated by operations and borrowings available under our credit facilities to be our primary sources of short-term liquidity. Based on our current level of operations, we believe these sources will be adequate to meet our liquidity needs for at least the next twelve months. Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. As part of our analysis, we have assessed the implications of recent financial events on our current business and determined that these market conditions have not resulted in an inability to meet our obligations as they come due in the ordinary course of business and have not had a significant impact on our liquidity as of December 31, 2013. However, we cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under our credit facilities in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs.
Sources and Uses of Cash
The following table provides the condensed statement of cash flows for the three months ended December 31, 2013 and 2012:

	Three months ended December 31,
In millions	2013	2012
Net cash (used for) provided by:
Net loss	$(54)	$(85)
Adjustments to net loss for non-cash items	132	101
Changes in operating assets and liabilities	(14)	(10)
Operating activities	64	6
Investing activities	(43)	(31)
Financing activities	(10)	(26)
Effect of exchange rate changes on cash and cash equivalents	1	(1)
Net increase (decrease) in cash and cash equivalents	12	(52)
Cash and cash equivalents at beginning of period	288	337
Cash and cash equivalents at end of period	$300	$285
Operating Activities
Cash provided by operating activities was $64 million and $6 million for the three months ended December 31, 2013 and 2012, respectively.
Adjustments to reconcile net loss to net cash provided by operations for the three months ended December 31, 2013 and 2012 were $132 million and $101 million, and primarily consisted of depreciation and amortization of $118 million and $114 million, respectively.
During the three months ended December 31, 2013, changes in our operating assets and liabilities resulted in a net decrease in cash and cash equivalents of $14 million. The net decrease was driven by payments associated with our employee incentive programs. accrued interest, and business restructuring reserves established in previous periods. These decreases were partially offset by collection of accounts receivable and the timing of payment of accounts payable.
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
Investing Activities
Cash used for investing activities was $43 million and $31 million for the three months ended December 31, 2013 and 2012, respectively. The primary use of cash for investing activities for the three months ended December 31, 2013 was related to capital expenditures of $32 million and an acquisition of a business, net of cash acquired of $11 million. The primary use of cash for investing activities for the three months ended December 31, 2012 was related to capital expenditures and capitalized software development costs of $23 million and $7 million, respectively. Also included in cash used for investing activities for the three months ended December 31, 2012 was $9 million of cash proceeds for the sale of long-lived assets. Further, during the three months ended December 31, 2012, the Company advanced to Parent $10 million in exchange for a note receivable. The principal amount of this note plus any accrued and unpaid interest is due in full October 3, 2015 with interest at the rate of 0.93% per annum. The proceeds of this note were used by Parent to partially fund an acquisition in October 2011. Once the acquisition was complete, Parent immediately merged the acquired entity with and into the Company, with the Company surviving the merger.

Financing Activities
Cash used for financing activities was $10 million and $26 million for the three months ended December 31, 2013 and 2012, respectively, and includes $9 million in scheduled debt payments for each period. Cash flows from financing activities for the three months ended December 31, 2012 includes proceeds of $290 million from the issuance of 9% Senior Secures Notes. The proceeds from the issuance were used to repay $284 million principal amount of our term B-5 loans. Cash used for financing activities for the three months ended December 31, 2012 also includes cash paid for debt issuance and modification costs of $22 million.
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
As of December 31, 2013, term loans outstanding under the senior secured credit facility include term B-3 loans, term B-4 loans and term B-5 loans with remaining face values (after all principal payments through December 31, 2013) of $2,121 million, $1 million, and $1,138 million respectively. The Company regularly evaluates market conditions, its liquidity profile, and various financing alternatives for opportunities to enhance its capital structure. If opportunities are favorable, the Company may refinance existing debt or issue additional debt securities.
On February 5, 2014, the Company, Citibank, N.A., as Administrative Agent, and the lenders party thereto entered into Amendment No. 8 to Credit Agreement, pursuant to which the senior secured credit facility was amended.
Pursuant to Amendment No. 8 to Credit Agreement, the Company refinanced in full all senior secured term B-5 loans outstanding under the senior secured credit facility with the cash proceeds from the Company’s borrowing of approximately $1,138 million aggregate principal amount of senior secured term B-6 loans under the senior secured credit facility.  In addition, the Company paid $15 million in cash for certain fees and expenses incurred in connection with the refinancing. The new senior secured term B-6 loans mature on March 31, 2018, which was the same date on which the senior secured term B-5 loans were scheduled to mature.
The new tranche of senior secured term B-6 loans bears interest at a rate per annum equal to either a base rate (subject to a floor of 2.00%) or a LIBOR rate (subject to a floor of 1.00%), in each case plus an applicable margin. Subject to the floor described in the immediately preceding sentence, the base rate is determined by reference to the higher of (1) the prime rate of Citibank, N.A. and (2) the federal funds effective rate plus one half of 1%. The applicable margin for borrowings of senior secured term B-6 loans is 4.50% per annum with respect to base rate borrowings and 5.50% per annum with respect to LIBOR borrowings, in each case, subject to increase pursuant to the senior secured credit facility in connection with the making of certain refinancing, extended or replacement term loans under the senior secured credit facility with an Effective Yield (as defined in the senior secured credit facility) greater than the applicable Effective Yield payable in respect of the senior secured term B-6 loans at such time plus 50 basis points.
Any voluntary prepayment, and certain mandatory prepayments, of principal of the senior secured term B-6 loans, or any amendment to the terms of the senior secured term B-6 loans, the primary purpose of which is to effect a Term B-6 Repricing Transaction (as defined in the senior secured credit facility), in each case, after February 5, 2014 and on or prior to August 5, 2014, will be subject to payment of a 1.0% premium on the aggregate principal amount of the senior secured term B-6 loans so prepaid or amended.

See Note 7, “Financing Arrangements,” and Note 17, “Subsequent Events,” to our unaudited interim Consolidated Financial Statements for further details.
Future Cash Requirements
Our primary future cash requirements will be to fund benefit obligations, debt service, capital expenditures and restructuring payments. In addition, we may use cash in the future to make strategic acquisitions.
Specifically, we expect our primary cash requirements for the remainder of fiscal 2014 to be as follows:

•
Benefit obligations—We estimate we will make payments under our pension and postretirement obligations totaling $187 million during the remainder of fiscal 2014. These payments include: $122 million to satisfy the minimum statutory funding requirements of our U.S. qualified plans, $5 million of payments under our U.S. benefit plans which are not pre-funded, $24 million under our non-U.S. benefit plans which are predominately not pre-funded, $4 million under our U.S. retiree medical benefit plan which is not pre-funded and $32 million under the agreements for represented retirees to post-retirement health trusts. See discussion in Note 11, “Benefit Obligations” to our unaudited interim Consolidated Financial Statements for further details of our benefit obligations.

•	Debt service—We expect to make payments of $365 million during the remainder of fiscal 2014 for principal and interest associated with our long-term debt, as refinanced.

•	Capital expenditures—We expect to spend approximately $95 million for capital expenditures and capitalized software development costs during the remainder of fiscal 2014.

•
Restructuring payments—We expect to make payments of approximately $63 million during the remainder of fiscal 2014 for employee separation costs and lease termination obligations associated with restructuring actions we have implemented through December 31, 2013.

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
Debt Ratings
As of December 31, 2013, we had a long-term corporate family rating of B3 with a negative outlook from Moody’s and a corporate credit rating of B- with a negative outlook from Standard & Poor’s. Our ability to obtain additional external financing and the related cost of borrowing may be affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies.
Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K filed with the SEC on November 22, 2013 and determined that there were no significant changes to our critical accounting policies in the three months ended December 31, 2013 except for recently adopted accounting guidance as discussed in Note 2, “Recent Accounting Pronouncements” to our unaudited interim Consolidated Financial Statements.
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
We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this report, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	our ability to develop and sell advanced communications products and services, including unified communications, data networking products and contact center products;

•	the market for our products and services, including unified communications products;

•	our ability to remain competitive in the markets we serve;

•	economic conditions and the willingness of enterprises to make capital investments;

•	our reliance on our indirect sales channel;

•	the ability to protect our intellectual property and avoid claims of infringement;

•	the ability to retain and attract key employees;

•	our degree of leverage and its effect on our ability to raise additional capital and to react to changes in the economy or our industry;

•	our ability to manage our supply chain and logistics functions;

•	liquidity and our access to capital markets;

•	risks relating to the transaction of business internationally;

•	our ability to effectively integrate acquired businesses;

•	an adverse result in any significant litigation, including antitrust, intellectual property or employment litigation;

•	our ability to maintain adequate security over our information systems;

•	environmental, health and safety laws, regulations, costs and other liabilities, and climate change risks; and

•	pension and post-retirement healthcare and life insurance liabilities.
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

EBITDA and Adjusted EBITDA
EBITDA is defined as net income (loss) before income taxes, interest expense, interest income and depreciation and amortization. EBITDA provides us with a measure of operating performance that excludes items that are outside the control of management, which can differ significantly from company to company depending on capital structure, the tax jurisdictions in which companies operate and capital investments. Under the Company’s debt agreements, the ability to draw down on the revolving credit facilities or engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied in part to ratios based on Adjusted EBITDA. As defined in our debt agreements, Adjusted EBITDA is a non-GAAP measure of EBITDA further adjusted to exclude certain charges and other adjustments permitted in calculating covenant compliance under our debt agreements. We believe that including supplementary information concerning Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our debt agreements and because it serves as a basis for determining management compensation. In addition, we believe Adjusted EBITDA provides more comparability between our historical results and results that reflect purchase accounting and our current capital structure. Accordingly, Adjusted EBITDA measures our financial performance based on operational factors that management can impact in the short-term, namely the Company’s pricing strategies, volume, costs and expenses of the organization.
EBITDA and Adjusted EBITDA have limitations as analytical tools. Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we consider not to be indicative of our ongoing operations. In particular, based on our debt agreements the definition of Adjusted EBITDA allows us to add back certain non-cash charges that are deducted in calculating net income (loss). Our debt agreements also allow us to add back restructuring charges, certain fees payable to our private equity sponsors and other specific cash costs and expenses as defined in the agreements and that portion of our pension costs, other post-employment benefits costs, and non-retirement post-employment benefits costs representing the amortization of pension service costs and actuarial gain or loss associated with these employment benefits. However, these are expenses that may recur, may vary and are difficult to predict. Further, our debt agreements require that Adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.

The unaudited reconciliation of net loss, which is a GAAP measure, to EBITDA and Adjusted EBITDA is presented below:

	Three months ended December 31,
(In millions)	2013	2012
Net loss	$(54)	$(85)
Interest expense	119	108
Interest income	—	(1)
Provision for (benefit from) income taxes	27	(9)
Depreciation and amortization	118	114
EBITDA	210	127
Restructuring charges, net	7	84
Sponsors’ fees (a)	2	2
Integration-related costs (b)	2	4
Loss on extinguishment of debt (c)	—	3
Third-party fees expensed in connection with the debt modification (d)	—	4
Non-cash share-based compensation	6	2
Other	2	—
(Gain) loss on foreign currency transactions	(2)	2
Pension/OPEB/nonretirement postemployment benefits and long-term disability costs (e)	13	23
Adjusted EBITDA	$240	$251

(a)	Sponsors’ fees represent monitoring fees payable to affiliates of the Sponsors and their designees pursuant to a management services agreement entered into at the time of the Merger.

(b)
Integration-related costs primarily represent third-party consulting fees and other administrative costs associated with consolidating and coordinating the operations of Avaya with Radvision, NES and other acquisitions. In fiscal 2014 and 2013, the costs primarily relate to developing compatible IT systems and internal processes with NES and consolidating and coordinating the operations of Avaya with Radvision and other acquisitions.

(c)
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

(d)
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risk” in Avaya’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 filed with the SEC on November 22, 2013. As of December 31, 2013, there have been no material changes in this information.

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
There were no changes in the Company's internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting,

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 15, “Commitments and Contingencies” to the unaudited interim Consolidated Financial Statements.

Item 1A.	Risk Factors

There have been no material changes during the quarterly period ended December 31, 2013 to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

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

During and subsequent to the quarter ended December 31, 2013, no events took place that were required to be disclosed in a report on Form 8-K but were not reported.

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

101
The following materials from Avaya Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at December 31, 2013 and September 30, 2013, (ii) Consolidated Statement of Operations for the three months ended December 31, 2013 and 2012(iii) the Consolidated Statement of Comprehensive Income for the three months ended December 31, 2013 and 2012 (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2013 and 2012, and (v) Notes to Consolidated Financial Statements (Unaudited)*

*
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

February 14, 2014