Form 10-Q
period 2014-03-31
AVAYA INC
filed 2014-05-07
CIK 1116521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of May 7, 2014, 100 shares of Common Stock, $.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Avaya Inc.
Consolidated Statements of Operations (Unaudited)
(In millions)

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
REVENUE
Products	$532	$529	$1,106	$1,160
Services	528	557	1,085	1,133
	1,060	1,086	2,191	2,293
COSTS
Products:
Costs (exclusive of amortization of acquired technology intangible assets)	206	236	434	497
Amortization of acquired technology intangible assets	14	14	28	36
Services	243	257	492	522
	463	507	954	1,055
GROSS PROFIT	597	579	1,237	1,238
OPERATING EXPENSES
Selling, general and administrative	397	379	790	760
Research and development	101	113	196	231
Amortization of intangible assets	57	57	115	115
Restructuring charges, net	42	18	49	102
	597	567	1,150	1,208
OPERATING INCOME	—	12	87	30
Interest expense	(116)	(116)	(235)	(224)
Loss on extinguishment of debt	(4)	(3)	(4)	(6)
Other (expense) income, net	(2)	2	(1)	(4)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(122)	(105)	(153)	(204)
(Provision for) benefit from income taxes of continuing operations	(1)	(7)	(27)	3
LOSS FROM CONTINUING OPERATIONS	(123)	(112)	(180)	(201)
Income (loss) from discontinued operations, net of income taxes	27	(80)	30	(76)
NET LOSS	$(96)	$(192)	$(150)	$(277)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.
Consolidated Statements of Comprehensive Loss (Unaudited)
(In millions)

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
Net loss	$(96)	$(192)	$(150)	$(277)
Other comprehensive income (loss):
Pension, postretirement and postemployment benefit-related items, net of tax of $9 for the three and six months ended March 31, 2014 and $9 and $18 for the three and six months ended March 31, 2013, respectively	4	14	15	28
Cumulative translation adjustment, net of tax benefit of $1 for the three and six months ended March 31, 2014	—	(7)	(15)	(19)
Change in interest rate swaps, net of tax of $1 and $3 for the three and six months ended March 31, 2013	—	3	—	5
Income tax benefit reclassified into earnings upon the expiration of certain interest rate swaps	—	—	—	(17)
Other	(1)	—	(1)	—
Other comprehensive income (loss)	3	10	(1)	(3)
Comprehensive loss	$(93)	$(182)	$(151)	$(280)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.
Consolidated Balance Sheets (Unaudited)
(In millions, except per share and shares amounts)

	March 31, 2014	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$384	$288
Accounts receivable, net	659	702
Inventory	222	245
Deferred income taxes, net	62	52
Other current assets	252	241
Assets of discontinued operations	—	59
TOTAL CURRENT ASSETS	1,579	1,587
Property, plant and equipment, net	261	334
Deferred income taxes, net	28	34
Intangible assets, net	1,368	1,497
Goodwill	4,058	4,048
Other assets	153	172
TOTAL ASSETS	$7,447	$7,672
LIABILITIES
Current liabilities:
Debt maturing within one year	$32	$35
Accounts payable	390	401
Payroll and benefit obligations	225	251
Deferred revenue	692	671
Business restructuring reserve, current portion	70	92
Other current liabilities	273	256
Liabilities of discontinued operations	—	19
TOTAL CURRENT LIABILITIES	1,682	1,725
Long-term debt	6,026	6,051
Pension obligations	1,458	1,510
Other postretirement obligations	277	290
Deferred income taxes, net	255	237
Business restructuring reserve, non-current portion	80	78
Other liabilities	475	450
TOTAL NON-CURRENT LIABILITIES	8,571	8,616
Commitments and contingencies
STOCKHOLDER'S DEFICIENCY
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,951	2,937
Accumulated deficit	(4,750)	(4,600)
Accumulated other comprehensive loss	(1,007)	(1,006)
TOTAL STOCKHOLDER'S DEFICIENCY	(2,806)	(2,669)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY	$7,447	$7,672

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six months ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(150)	$(277)
Income (loss) from discontinued operations, net of income taxes	30	(76)
Loss from continuing operations	(180)	(201)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	237	222
Share-based compensation	14	3
Amortization of debt issuance costs	7	10
Accretion of debt discount	2	2
Non-cash charge for debt issuance costs upon redemption of term loans	2	5
Third-party fees expensed in connection with the debt modification	2	18
Premium on issuance of senior secured term B-5 loans	—	3
Provision for uncollectible receivables	1	1
Deferred income taxes, net	(31)	(25)
Unrealized loss (gain) on foreign currency exchange	6	(27)
Changes in operating assets and liabilities:
Accounts receivable	44	104
Inventory	23	—
Accounts payable	(10)	(27)
Payroll and benefit obligations	(79)	(36)
Business restructuring reserve	(22)	32
Deferred revenue	27	83
Other assets and liabilities	(11)	(88)
NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	32	79
NET CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES	4	9
NET CASH PROVIDED BY OPERATING ACTIVITIES	36	88
INVESTING ACTIVITIES:
Capital expenditures	(59)	(47)
Capitalized software development costs	(1)	(10)
Acquisition of businesses, net of cash acquired	(11)	(1)
Proceeds from sale of long-lived assets	61	9
Proceeds from sale of investments	1	1
Advance to Parent	—	(10)
Other investing activities, net	—	(1)
NET CASH USED FOR CONTINUING INVESTING ACTIVITIES	(9)	(59)
NET CASH PROVIDED BY DISCONTINUED INVESTING ACTIVITIES	98	—
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	89	(59)
FINANCING ACTIVITIES:
Proceeds from term B-6 loans	1,136	—
Proceeds from 9% senior secured notes	—	290
Repayment of term B-5 loans	(1,138)	(284)
Proceeds from term B-5 loans	—	589
Repayment of term B-1 loans	—	(584)
Debt issuance and debt modification costs	(10)	(49)
Repayment of long-term debt	(19)	(19)
Other financing activities, net	3	(2)
NET CASH USED FOR FINANCING ACTIVITIES	(28)	(59)
Effect of exchange rate changes on cash and cash equivalents	(1)	(5)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	96	(35)
Cash and cash equivalents at beginning of period	288	337
Cash and cash equivalents at end of period	$384	$302
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
The Company's products are aimed at large enterprises, mid-market businesses and government organizations. Avaya offers products in four key business collaboration and communications categories:

•
Clients and Devices - which includes Unified Communications Desktop, Unified Communications for Mobile, Contact Center Agent Experience, Contact Center Supervisor Experience, Desk Phones, Wireless Phones, Conference Phones, and Video Endpoints;

•	Unified Communications and Contact Center Applications - which includes Conferencing, Messaging, Mobility, Contact Center Interaction, Contact Center Experience, and Contact Center Performance;

•
Collaboration Platforms - which includes Core Platform, Service Creation, Enterprise and Government Systems, Small/Mid-Market Systems, Management, Security, Video Infrastructure, and Gateways and Servers; and

•	Networking - which includes Unified Access, Edge, Wireless LAN, and Core & Center Switching.
These four categories are supported by Avaya's portfolio of services including product support, integration, professional services and Cloud and managed services.
Avaya sells directly through its worldwide sales force and through its global network of channel partners. As of March 31, 2014, Avaya had approximately 11,800 channel partners worldwide, including distributors, service providers, dealers, value-added resellers, system integrators and business partners that provide sales and service support.
Merger
On June 4, 2007, Avaya entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Avaya Holdings Corp. (formerly Sierra Holdings Corp.), a Delaware corporation (“Parent”), and Sierra Merger Corp., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub was merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). Parent was formed by affiliates of two private equity firms, Silver Lake Partners (“Silver Lake”) and TPG Capital (“TPG”) (collectively, the “Sponsors”), solely for the purpose of entering into the Merger Agreement and consummating the Merger. The Merger Agreement provided for a purchase price of $8.4 billion for Avaya’s common stock and the Merger was completed on October 26, 2007.
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

Divestiture of Government IT Professional Services Business
On March 31, 2014, the Company completed the sale of its government IT Professional Services ("ITPS") business, for $98 million net of $2 million in costs to sell, subject to working capital and other customary price adjustments. See Note 4, "Divestiture of Government IT Professional Services Business," for further details.
Basis of Presentation
The Consolidated Financial Statements include the accounts of Avaya Inc. and its subsidiaries. The accompanying unaudited interim Consolidated Financial Statements as of March 31, 2014 and for the three and six months ended March 31, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements, and should be read in conjunction with the Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2013, which were included in the Company’s Annual Report on Form 10-K filed with the SEC on November 22, 2013. The Consolidated Balance Sheet as of September 30, 2013 was derived from the Company’s audited Consolidated Financial Statements. The significant accounting policies used in preparing these unaudited interim Consolidated Financial Statements are the same as those described in Note 2 to those audited Consolidated Financial Statements except for recently adopted accounting guidance as discussed in Note 2 “Recent Accounting Pronouncements” of these unaudited interim Consolidated Financial Statements. In management’s opinion, these unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated.
As a result of management's plan to divest the ITPS business, the results of operations, cash flows, and assets and liabilities of this business have been classified as discontinued operations in all periods presented. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

2.	Recent Accounting Pronouncements
New Accounting Guidance Recently Adopted
Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
In the first quarter of fiscal 2014, the Company adopted new guidance on the reporting of amounts reclassified out of accumulated other comprehensive income. The guidance requires presentation, either in a single note or parenthetically on the face of the financial statements, of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The relevant presentation and disclosures have been applied retrospectively for all periods presented, as presented in Note 15, "Accumulated Other Comprehensive (Loss) Income."
Recent Accounting Guidance Not Yet Effective
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11 "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". The standard requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs are required to be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2015.  The Company is currently evaluating the impact that the adoption of this accounting guidance may have on its Consolidated Financial Statements.
In April 2014, the FASB issued ASU No. 2014-8 "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The standard changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has a major effect on an entity’s operations and financial results. This accounting guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale. The guidance is effective for the Company on a prospective basis beginning in the first quarter of fiscal 2015.

3.	Business Combinations
On October 1, 2013, Avaya acquired IT Navigator, Ltd. ("IT Navigator"), a global provider of Cloud, social media and management products and services. The integration of the Avaya and IT Navigator portfolios is expected to add key management reporting and social media capabilities and enhance Avaya's Cloud as well as its unified communication and contact center products. These unaudited Consolidated Financial Statements include the operating results of IT Navigator since October 1, 2013. There were no significant acquisitions in the six months ended March 31, 2013.

4.	Divestiture of Government IT Professional Services Business
On March 31, 2014, the Company completed the sale of the ITPS business of its wholly-owned subsidiary, Avaya Government Solutions Inc. ("Avaya Gov") for $98 million net of $2 million in costs to sell, subject to working capital and other customary price adjustments. The ITPS business, which was part of the Avaya Global Services ("AGS") segment, provides specialized information technology services exclusively to government customers in the U.S. The Company retained its Federal product sales and services teams and continues to sell unified communications, collaboration, contact center and networking products and services to Federal, state and municipal governments under the name Avaya Government Solutions.
Discontinued Operations
Summarized financial information relating to the Company's discontinued operations are as follows:

	Three months ended March 31,		Six months ended March 31,
In millions	2014	2013	2014	2013
SERVICES REVENUE	$26	$32	$53	$65
OPERATING INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$3	$(84)	$7	$(79)
Gain on sale of ITPS business	49	—	49	—
INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	52	(84)	56	(79)
(Provision for) benefit from income taxes from discontinued operations	(25)	4	(26)	3
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	$27	$(80)	$30	$(76)
Operating loss from discontinued operations for the three and and six months ended March 31, 2013 includes a goodwill impairment charge of $89 million. During the three months ended March 31, 2013, the ITPS reporting unit experienced a decline in revenues as a result of reduced government spending in anticipation of sequestration and budget cuts. Additionally, there was uncertainty regarding how the U.S. government sequestration cuts would be implemented and the impact they would have on contractors supporting the government. As a result of these events, the Company determined that an interim impairment test of the reporting unit's goodwill should be performed.
The results of step one of the goodwill impairment test indicated that the estimated fair value of the ITPS reporting unit was less than the respective carrying value of its net assets (including goodwill) and as such, the Company performed step two of the impairment test.
As a result of the application of step two of the goodwill impairment test, the Company estimated the implied fair value of the goodwill to be $44 million as compared with a carrying value of $133 million and recorded an impairment to goodwill of $89 million associated with the ITPS reporting unit within the AGS segment. This fair value measurement is considered a nonrecurring level 3 measurement pursuant to the accounting guidance for fair value measurements.
Prior to the goodwill testing discussed above, the Company tested the intangible assets and other long-lived assets of the ITPS reporting unit for impairment during the six months ended March 31, 2013 and no impairment was identified.
The book value of the assets and liabilities of the ITPS reporting unit sold was approximately $55 million and $6 million, respectively, as of March 31, 2014 and consisted primarily of accounts receivable, intangible assets, goodwill and accounts payable. As of September 30, 2013, the book value of the assets and liabilities of the ITPS reporting unit, which were classified as held for sale, were $59 million and $19 million, respectively, and consisted primarily of accounts receivable, intangible assets, goodwill and accounts payable.

5.	Goodwill and Intangible Assets
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
The Company determined that no events occurred or circumstances changed during the six months ended March 31, 2014 that would more likely than not reduce the fair value of any of the Company's reporting units below their respective carrying amounts. However, if market conditions deteriorate, it may be necessary to record impairment charges in the future.
Excluding the interim impairment test for the ITPS reporting unit, as disclosed in Note 4, "Divestiture of Government IT Professional Services Business," the Company determined that no events or circumstances changed during the six months ended March 31, 2013 that would more likely than not reduce the fair value of its other reporting units below their respective carrying amounts.
Intangible Assets
Intangible assets include acquired technology, customer relationships, trademarks and trade-names and other intangibles. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five years to fifteen years.
Acquired technology and patents do not include capitalized software development costs. Unamortized capitalized software development costs of $17 million at March 31, 2014 and $30 million at September 30, 2013 are included in other assets in the Company's Consolidated Balance Sheets.
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
Certain of the Company’s trademarks and trade names are expected to generate cash flow indefinitely. Consequently, these assets are classified as indefinite-lived intangibles.The Company determined that no events had occurred or circumstances changed during the six months ended March 31, 2014 that would indicate that its long-lived assets, including intangible assets with finite lives, may not be recoverable or that it is more likely than not that its intangible assets with indefinite lives are impaired. However, if market conditions deteriorate, it may be necessary to record impairment charges in the future.
Excluding the impairment test for the intangible assets and other long-lived assets of the ITPS reporting unit, as disclosed in Note 4, "Divestiture of Government IT Professional Services Business," the Company determined that no events had occurred or circumstances changed during the six months ended March 31, 2013 that would indicate that the intangible assets and long-lived assets of its other reporting units may not be recoverable.

6.	Supplementary Financial Information
Supplemental Operations Information

	Three months ended March 31,		Six months ended March 31,
In millions	2014	2013	2014	2013
OTHER (EXPENSE) INCOME, NET
Interest income	$1	$—	$1	$1
(Loss) gain on foreign currency transactions	(2)	17	—	15
Third party fees incurred in connection with debt modifications	(2)	(14)	(2)	(18)
Venezuela hyperinflationary and devaluation charges	(2)	(1)	(2)	(1)
Reversal of tax indemnification reserve	3	—	3	—
Other, net	—	—	(1)	(1)
Total other (expense) income, net	$(2)	$2	$(1)	$(4)

Supplemental Cash Flow Information

	Six months ended March 31,
In millions	2014	2013
NON-CASH FINANCING ACTIVITIES
Exchange of debt (1)	$—	$1,384
(1) In fiscal 2013, represents exchange of $642 million of senior unsecured cash-pay notes and $742 million of senior unsecured paid-in-kind toggle notes each originally due November 1, 2015 for $1,384 million of 10.50% senior secured notes due 2021. See Note 8, “Financing Arrangements.”

7.	Business Restructuring Reserve and Programs
Fiscal 2014 Restructuring Program
During fiscal 2014, the Company continued to identify opportunities to streamline operations and generate costs savings which included exiting facilities and eliminating employee positions. During the six months ended March 31, 2014, the Company recognized restructuring charges of $49 million, net. These charges included employee separation costs of $45 million, primarily associated with employee severance actions of $26 million in Europe, Middle East and Africa ("EMEA") and $14 million in the U.S. The charges in the U.S. included an enhanced separation plan that was offered to certain employees that will result in the elimination of 172 positions and a restructuring charge of $9 million, for which the related payments are expected to be completed in fiscal 2014. As the Company continues to evaluate and identify additional operational synergies, additional cost saving opportunities may exist.
Restructuring charges also included $1 million of future lease obligations, net of estimated sublease income, related to operating lease obligations for unused space in connection with vacating or consolidating facilities during fiscal 2014 which are expected to continue through fiscal 2016.
The following table summarizes the components of the fiscal 2014 restructuring program during the six months ended March 31, 2014:

In millions	Employee Separation Costs	Lease Obligations	Total
2014 restructuring charges	$45	$1	$46
Cash payments	(10)	—	(10)
Balance as of March 31, 2014	$35	$1	$36
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
Restructuring charges also included $52 million of future lease obligations, which included $32 million of lease obligations associated with the Frankfurt, Germany facility vacated during fiscal 2013. The Company also recorded restructuring charges related to facilities vacated in the United Kingdom and the U.S. The future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with vacating or consolidating facilities during fiscal 2013 are expected to continue through fiscal 2021.

The following table summarizes the components of the fiscal 2013 restructuring program during the six months ended March 31, 2014:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of October 1, 2013	$64	$46	$110
Cash payments	(43)	(6)	(49)
Adjustments (1)	(1)	2	1
Balance as of March 31, 2014	$20	$42	$62

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
The following table aggregates the remaining components of the fiscal 2008 through 2012 restructuring programs during the six months ended March 31, 2014:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of October 1, 2013	$9	$51	$60
Cash payments	(5)	(7)	(12)
Adjustments (1)	—	2	2
Impact of foreign currency fluctuations	1	1	2
Balance as of March 31, 2014	$5	$47	$52

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

In furtherance of the restructuring programs noted above and cost saving initiatives to consolidate facilities, on January 14, 2014, the Company completed the sale of its Westminster, Colorado facility. Under a separate agreement, the Company has leased a portion of this facility from the new owner. In connection with the sale of the facility, in December 2013, the Company changed its estimate of the salvage value and the useful life of the building to reflect the expected sales price and closing date for the sale, respectively. The changes to the estimated salvage value and the useful life resulted in $35 million of additional depreciation expense for the six months ended March 31, 2014.

8.	Financing Arrangements
In connection with the Merger, on October 26, 2007, the Company entered into financing arrangements consisting of a senior secured credit facility, a senior unsecured credit facility, which later became senior unsecured notes, and a senior secured multi-currency asset-based revolving credit facility, certain of which arrangements were amended on December 18, 2009 in connection with the acquisition of NES and amended on February 11, 2011 in connection with a debt refinancing. During fiscal 2013, the Company completed a series of transactions which allowed the Company to refinance term loans under its senior secured credit facility that originally matured October 26, 2014 and to refinance $1,384 million of senior unsecured notes that originally matured on November 1, 2015. During fiscal 2014, the Company entered into a transaction to refinance term loans under its senior secured credit facility with a new tranche of term loans that bear interest at a lower rate per annum than the debt they replaced while maintaining the same maturity. In addition, on April 15, 2014, the Company announced the redemption of its senior unsecured notes due 2015, which redemption will occur on May 15, 2014.

Fiscal 2013 Refinancing Transactions
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
Fiscal 2014 Refinancing Transactions
On February 5, 2014, the Company completed an amendment to the senior secured credit facility pursuant to which the Company refinanced $1,138 million aggregate principal amount of term B-5 loans with the cash proceeds from the issuance of senior secured term B-6 loans ("term B-6 loans").
Long-term debt consists of the following:

In millions	March 31, 2014	September 30, 2013
Variable rate senior secured term B-3 loans due October 26, 2017	$2,115	$2,127
Variable rate senior secured term B-4 loans due October 26, 2017	1	1
Variable rate senior secured term B-5 loans due March 31, 2018	—	1,141
Variable rate senior secured term B-6 loans due March 31, 2018	1,134	—
9.75% senior unsecured cash pay notes due November 1, 2015	58	58
10.125%/10.875% senior unsecured PIK toggle notes due November 1, 2015	92	92
7% senior secured notes due April 1, 2019	1,009	1,009
9% senior secured notes due April 1, 2019	290	290
10.50% senior secured notes due March 1, 2021	1,384	1,384
Unaccreted discount	(25)	(16)
	6,058	6,086
Debt maturing within one year	(32)	(35)
Long-term debt	$6,026	$6,051
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
On February 5, 2014, Avaya Inc., Citibank, N.A., and the lenders party thereto entered into Amendment No. 8 to Credit Agreement pursuant to which the Cash Flow Credit Agreement was amended. Pursuant to the amendment, the Company refinanced in full all of the outstanding term B-5 loans with the cash proceeds from the issuance of $1,138 million aggregate principal balance of term B-6 loans under the Cash Flow Credit Agreement.

The February 5, 2014 amendment of the Cash Flow Credit Agreement was accounted for as a modification of debt to the extent the existing term B-5 loans were refinanced with term B-6 loans issued to the same creditor and an extinguishment of debt to the extent refinanced with term B-6 loans issued to a different creditor. Accordingly, for the portion accounted for as a debt extinguishment the difference between the reacquisition price (including a call premium required to be paid to the holders of the term B-5 loans) and the carrying value of the term B-5 loans (including any unamortized premium and debt issue costs) of $4 million was recognized as a loss upon debt extinguishment during fiscal 2014. Third party expenses of $2 million associated with the modification of debt were expensed as incurred and included in other income, net during fiscal 2014.
Subsequent to the fiscal 2014 refinancing transactions, the Cash Flow Credit Agreement consisted of (a) a senior secured multi-currency revolver allowing for borrowings of up to $200 million, (b) term B-3 loans with an outstanding principal amount as of March 31, 2014 of $2,115 million, (c) term B-4 loans with an outstanding principal amount as of March 31, 2014 of $1 million, and (d) term B-6 loans with an outstanding principal amount as of March 31, 2014 of $1,134 million.
The term B-3 loans, term B-4 loans and term B-6 loans bear interest at a rate per annum equal to either a base rate (subject to a floor of 2.25% in the case of the term B-4 loans and 2.00% in the case of the term B-6 loans) or a LIBOR rate (subject to a floor of 1.25% in the case of the term B-4 loans and 1.00% in the case of the term B-6 loans), in each case plus an applicable margin. Subject to the floor described in the immediately preceding sentence the base rate is determined by reference to the higher of (1) the prime rate of Citibank, N.A. and (2) the federal funds effective rate plus 1/2 of 1%. The applicable margin for borrowings of term B-3 loans, term B-4 loans, and term B-6 loans is 3.50%, 5.25%, and 4.50% per annum, respectively, with respect to base rate borrowings and 4.50%, 6.25%, and 5.50% per annum, respectively, with respect to LIBOR borrowings. The applicable margin on the term B-4 loans and the term B-6 loans is subject to increase pursuant to the Cash Flow Credit Agreement in connection with the making of certain refinancing, extended or replacement term loans under the Cash Flow Credit Agreement with an Effective Yield (as defined in the Cash Flow Credit Agreement) greater than the applicable Effective Yield payable in respect of the applicable loans at such time plus 50 basis points.
The senior secured multi-currency revolver allows for borrowings of up to $200 million and has a final maturity of October 26, 2016. The senior secured multi-currency revolver includes capacity available for letters of credit and for short-term borrowings, and is available in euros in addition to dollars. Borrowings are guaranteed by Parent and substantially all of the Company’s U.S. subsidiaries. The Cash Flow Credit Agreement is secured by substantially all assets of Parent, the Company and the subsidiary guarantors.
Senior Unsecured Notes
The Company has issued senior unsecured cash-pay notes and senior unsecured PIK-toggle notes, each due November 1, 2015. The interest rate for the cash-pay notes is fixed at 9.75% and the interest rates for the cash interest and PIK interest portions of the PIK-toggle notes are fixed at 10.125% and 10.875%, respectively. The Company may prepay the senior unsecured notes at 100%. Upon the occurrence of specific kinds of changes of control, the Company will be required to make an offer to purchase the senior unsecured notes at 101% of their principal amount. If the Company or any of its restricted subsidiaries engages in certain asset sales, under certain circumstances the Company will be required to use the net proceeds to make an offer to purchase the senior unsecured notes at 100% of their principal amount. Substantially all of the Company’s U.S. 100%-owned subsidiaries are guarantors of the senior unsecured notes. At the time of their issuance, the Company had $700 million and $750 million of cash-pay and PIK-toggle notes, respectively. Immediately prior to March 7, 2013, the Company had $700 million and $834 million of cash-pay and PIK-toggle notes, respectively.
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
On April 15, 2014, the Company announced that it will redeem on May 15, 2014 100% of the aggregate principal amount of its 10.125% / 10.875% senior unsecured PIK toggle notes due 2015 and 9.75% senior unsecured cash-pay notes due 2015 at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest, or $92 million and $58 million, respectively. Refer to Note 18, "Subsequent Event" for further details.
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
At March 31, 2014 and September 30, 2013, there were no borrowings under this facility. At March 31, 2014 and September 30, 2013 there were $100 million and $82 million, respectively, of letters of credit issued in the ordinary course of business under the ABL Credit Agreement resulting in remaining availability of $147 million and $228 million, respectively.
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
The Company’s Cash Flow Credit Agreement, ABL Credit Agreement, and indentures governing its notes contain a number of covenants that, among other things and subject to certain exceptions, restrict the Company’s ability and the ability of certain of its subsidiaries to: (a) incur or guarantee additional debt and issue or sell certain preferred stock; (b) pay dividends on, redeem or repurchase capital stock; (c) make certain acquisitions or investments; (d) incur or assume certain liens; (e) enter into transactions with affiliates; (f) merge or consolidate with another company; (g) transfer or otherwise dispose of assets; (h) redeem subordinated debt; (i) incur obligations that restrict the ability of the Company’s subsidiaries to make dividends or other payments to the Company or Parent; and (j) create or designate unrestricted subsidiaries. They also contain customary affirmative covenants and events of default. As of March 31, 2014 and September 30, 2013, the Company was not in default under any of these agreements.
The weighted average contractual interest rate of the Company’s outstanding debt as of March 31, 2014 was 7.1%.
Annual maturities of long-term debt for the next five years ending September 30 and thereafter consist of:

In millions
Remainder of fiscal 2014	$19
2015	53
2016	174
2017	38
2018	3,116
2019 and thereafter	2,683
Total	$6,083
Capital Lease Obligations
Included in other liabilities at March 31, 2014 is $19 million of capital lease obligations, primarily associated with an office facility.

9.	Derivatives and Other Financial Instruments
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
The following table summarizes the (gains) and losses of the interest rate contracts qualifying and designated as cash flow hedging instruments:

In millions	Three months ended March 31, 2013	Six months ended March 31, 2013
(Gain) loss on interest rate swaps
Recognized in other comprehensive loss	$(3)	$(7)
Reclassified from accumulated other comprehensive loss into interest expense	$3	$8
Recognized in operations (ineffective portion)	$—	$—

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
The gains and (losses) of the foreign currency forward contracts included in other income (expense), net were $2 million and $(4) million for the three months ended March 31, 2014 and 2013, respectively, and $2 million and $(7) million for the six months ended March 31, 2014 and 2013, respectively.
The following table summarizes the estimated fair value of the foreign currency forward contracts:

In millions
Balance Sheet Location	March 31, 2014	September 30, 2013
Other current assets	$2	$1
Other current liabilities	(1)	—
Net asset (liability)	$1	$1

10.	Fair Value Measures
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

Asset and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and September 30, 2013 were as follows:

	March 31, 2014
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
Investments
Investments classified as Level 2 assets and liabilities are priced using quoted market prices for identical assets which are subject to infrequent transactions (i.e., a less active market).

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months ended March 31, 2013, the Company performed an interim impairment test of goodwill for the ITPS reporting unit. Using level 3 inputs, the Company estimated the fair value of its goodwill to be $44 million as compared with a carrying value of $133 million and recorded an impairment to goodwill of $89 million. Refer to Note 4, "Divestiture of Government IT Professional Services Business," for further discussion of the Company's ITPS reporting unit accounted for as a discontinued operations. No other assets or liabilities are measured at fair value on a nonrecurring basis.
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
The principal amount of these notes plus any accrued and unpaid interest are due in full January 24, 2019 and October 3, 2015 with interest at the rate of 1.65% and 0.93% per annum, respectively. These notes are included in other assets in the Company's Consolidated Balance Sheets. The estimated fair value of the $8 million note receivable was $6 million and $8 million at March 31, 2014 and September 30, 2013, respectively. The estimated fair value of the $10 million note receivable was $9 million and $9 million at March 31, 2014 and September 30, 2013, respectively. The estimated fair value of each note was determined based on a Level 2 input using discounted cash flow techniques.
The estimated fair values of the amounts borrowed under the Company’s financing arrangements at March 31, 2014 and September 30, 2013 were estimated based on a Level 2 input using quoted market prices for the Company’s debt which is subject to infrequent transactions (i.e. a less active market).
The estimated fair values of the amounts borrowed under the Company’s credit agreements at March 31, 2014 and September 30, 2013 are as follows:

	March 31, 2014		September 30, 2013
In millions	Principal Amount	Fair Value	Principal Amount	Fair Value
Variable rate senior secured term B-3 loans due October 26, 2017	$2,115	$2,062	$2,127	$1,898
Variable rate senior secured term B-4 loans due October 26, 2017	1	1	1	1
Variable rate senior secured term B-5 loans due March 31, 2018	—	—	1,141	1,078
Variable rate senior secured term B-6 loans due March 31, 2018	1,134	1,136	—	—
9.75% senior unsecured cash pay notes due November 1, 2015	58	57	58	57
10.125%/10.875% senior unsecured PIK toggle notes due November 1, 2015	92	92	92	91
7% senior secured notes due April 1, 2019	1,009	1,001	1,009	941
9% senior secured notes due April 1, 2019	290	300	290	281
10.50% senior secured notes due March 1, 2021	1,384	1,272	1,384	1,110
Total	$6,083	$5,921	$6,102	$5,457

11.	Income Taxes
The provision for income taxes of continuing operations for the six months ended March 31, 2014 was $27 million, as compared to the benefit from income taxes of continuing operations of $3 million for the six months ended March 31, 2013.
The effective income tax rate for the six months ended March 31, 2014 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss in the Consolidated Statements of Operations, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) recognition of an $8 million income tax benefit as a result of net gains in other comprehensive income, and (4) recognition of a $22 million income tax benefit as a result of net gains in income from discontinued operations.
During the six months ended March 31, 2014, the Company recorded a tax charge of $8 million to other comprehensive income primarily relating to gains associated with the Company's pension benefits and a tax charge of $22 million to discontinued operations. As a result of the charge to other comprehensive income and discontinued operations for these tax effects the Company recognized an income tax benefit in continuing operations and less current period valuation allowance was required against the Company's deferred tax assets.
The effective rate for the six months ended March 31, 2013 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss in the Consolidated Statements of Operations, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) $17 million of income tax benefit recognized upon the expiration of certain interest rate swaps, and (4) the recognition of a $16 million income tax benefit as a result of net gains in other comprehensive income.
During the six months ended March 31, 2013, the Company recorded a tax charge of $16 million to other comprehensive income primarily relating to gains associated with the Company's pension benefits. As a result of the charge to other comprehensive income for this tax effect the Company recognized an income tax benefit in continuing operations and less current period valuation allowance was required against the Company's deferred tax assets.
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
The Company files corporate income tax returns with the federal government in the U.S. and with multiple U.S. state and local jurisdictions and non-U.S. tax jurisdictions. In the ordinary course of business these income tax returns will be examined by the tax authorities. The Company believes that it is reasonably possible that its reserve for uncertain tax positions may be reduced by up to $20 million within the next twelve months as a result of the expected settlement of several outstanding income tax matters.

12.	Benefit Obligations
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

Effective November 25, 2013 and January 31, 2014, respectively, the Company entered into separate two-year contract extensions with the Communications Workers of America (“CWA”) and the International Brotherhood of Electrical Workers (“IBEW”). With the contract extensions, the contracts with the CWA and IBEW now terminate on June 13, 2016. The contract extensions did not affect the level of pension and postretirement benefits available to U.S. employees of the Company who are represented by the CWA or IBEW (“represented employees”).
The components of the pension and postretirement net periodic benefit cost for the three and six months ended March 31, 2014 and 2013 are provided in the table below:

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits - U.S.
	Three months ended March 31, 2014		Three months ended March 31, 2014		Three months ended March 31, 2014
In millions	2014	2013	2014	2013	2014	2013
Components of Net Periodic Benefit Cost
Service cost	$1	$2	$2	$2	$1	$—
Interest cost	37	34	6	5	5	5
Expected return on plan assets	(42)	(40)	(1)	—	(3)	(2)
Amortization of unrecognized prior service cost	—	—	—	—	(3)	(3)
Amortization of previously unrecognized net actuarial loss	20	32	1	1	1	2
Net periodic benefit cost	$16	$28	$8	$8	$1	$2

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits - U.S.
	Six months ended March 31,		Six months ended March 31,		Six months ended March 31,
In millions	2014	2013	2014	2013	2014	2013
Components of Net Periodic Benefit Cost
Service cost	$2	$3	$4	$4	$1	$1
Interest cost	73	68	11	10	11	10
Expected return on plan assets	(84)	(80)	(1)	(1)	(6)	(5)
Amortization of unrecognized prior service cost	—	—	—	—	(6)	(7)
Amortization of previously unrecognized net actuarial loss	41	64	2	2	2	4
Net periodic benefit cost	$32	$55	$16	$15	$2	$3
The Company's general funding policy with respect to its U.S. qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable laws and regulations. For the six month period ended March 31, 2014, the Company made contributions of $43 million to satisfy minimum statutory funding requirements. Estimated payments to satisfy minimum statutory funding requirements for the remainder of fiscal 2014 are $121 million.
The Company provides certain pension benefits for U.S. employees, which are not pre-funded, and certain pension benefits for non-U.S. employees, the majority of which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed or premiums are paid. For the six month period ended March 31, 2014, the Company made payments for these U.S. and non-U.S. pension benefits totaling $4 million and $20 million, respectively. Estimated payments for these U.S. and non-U.S. pension benefits for the remainder of fiscal 2014 are $3 million and $9 million, respectively.
During the six months ended March 31, 2014, the Company contributed $17 million to the represented employees’ post-retirement health trust to fund current benefit claims and costs of administration in compliance with the terms of the 2009 agreements between the Company and the CWA and IBEW, as extended through June 13, 2016. Estimated contributions under the terms of the 2009 agreements are $23 million for the remainder of fiscal 2014.
The Company also provides certain retiree medical benefits for U.S. employees, which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed. For the six month period ended March 31, 2014, the Company made payments totaling $4 million for these retiree medical benefits. Estimated payments for these retiree medical benefits for the remainder of fiscal 2014 are $3 million.

13.	Share-based Compensation
Parent’s Amended and Restated 2007 Equity Incentive Plan (“2007 Plan”) governs the issuance of equity awards, including restricted stock units (“RSUs”) and stock options, to eligible plan participants. Key employees, directors, and consultants of the Company may be eligible to receive awards under the 2007 Plan. Each stock option, when vested and exercised, and each RSU, when vested, entitles the holder to receive one share of Parent’s common stock, subject to certain restrictions on their transfer and sale as defined in the 2007 Plan and related award agreements. As of March 31, 2014, Parent had authorized the issuance of up to 49,848,157 shares of its common stock under the 2007 Plan, in addition to 2,924,125 shares of common stock underlying certain continuation awards that were permitted to be issued at the time of the Merger. There remained 4,767,886 shares available for grant under the 2007 Plan as of March 31, 2014.
Option Awards
During the six months ended March 31, 2014, 7,654,649 time-based options were granted in the ordinary course of business. Options granted during the three months ended December 31, 2013 have an exercise price of $2.25 per share and options granted during the three months ended March 31, 2014 have an exercise price of $2.75 per share. All of the options expire ten years from the date of grant or upon cessation of employment, in which event there are limited exercise provisions allowed for vested options. Time-based options granted during the six months ended March 31, 2014 vest over their performance periods, generally three years. Compensation expense equal to the fair value of the option measured on the grant date is recognized utilizing graded attribution over the requisite service period.
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
For the three months ended March 31, 2014 and 2013, the Company recognized share-based compensation associated with options issued under the 2007 Plan of $2 million and $1 million, respectively, which is included in costs and operating expenses. For the six months ended March 31, 2014 and 2013, the Company recognized share-based compensation associated with options issued under the 2007 Plan of $4 million and $2 million, respectively, which is included in costs and operating expenses.
Restricted Stock Units
The Company has issued RSUs each of which represents the right to receive one share of Parent’s common stock when fully vested. The fair value of the RSUs is estimated by the Board of Directors on the respective dates of grant.
During the six months ended March 31, 2014, 8,430,739 RSUs were awarded. The fair market value (as defined in the 2007 Plan) of these awards at the date of grant was $2.25 per share for RSUs awarded during the three months ended December 31, 2013 and $2.75 per share for RSUs awarded during the three months ended March 31, 2014.
2,732,423 of the RSUs awarded during the six months ended March 31, 2014 contain a performance condition that, if achieved, would result in additional RSU awards. If, at the end of each year during the vesting period it is determined that a performance target is achieved by the Company, then a multiplier of 1.5 times will be applied to the value of the RSU award. If the multiplier applies, the additional RSUs that will be granted on that date of determination will be 100% vested at the date of grant and delivered in shares using the fair market value of a share of Parent's common stock on the date of grant.
At March 31, 2014, there were 15,583,590 awarded RSUs outstanding under the 2007 Plan, of which 7,432,339 were fully vested. For the three months ended March 31, 2014 and 2013, the Company recognized share-based compensation associated with RSUs granted under the 2007 Plan of $6 million and less than $1 million, respectively. For the six months ended March 31, 2014 and 2013, the Company recognized share-based compensation associated with RSUs granted under the 2007 Plan of $10 million and $1 million, respectively.

14.	Reportable Segments
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

Summarized financial information relating to the Company’s reportable segments is shown in the following table:

	Three months ended March 31,		Six months ended March 31,
In millions	2014	2013	2014	2013
REVENUE
Global Communications Solutions	$476	$473	$983	$1,046
Avaya Networking	56	56	123	114
Enterprise Collaboration Solutions	532	529	1,106	1,160
Avaya Global Services	528	557	1,085	1,133
	$1,060	$1,086	$2,191	$2,293
GROSS PROFIT
Global Communications Solutions	$304	$270	$618	$619
Avaya Networking	26	23	58	45
Enterprise Collaboration Solutions	330	293	676	664
Avaya Global Services	289	301	598	612
Unallocated Amounts (1)	(22)	(15)	(37)	(38)
	597	579	1,237	1,238
OPERATING EXPENSES
Selling, general and administrative	397	379	790	760
Research and development	101	113	196	231
Amortization of intangible assets	57	57	115	115
Restructuring charges, net	42	18	49	102
	597	567	1,150	1,208
OPERATING INCOME	—	12	87	30
INTEREST EXPENSE, LOSS ON EXTINGUISHMENT OF DEBT AND OTHER INCOME (EXPENSE), NET	(122)	(117)	(240)	(234)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$(122)	$(105)	$(153)	$(204)

(1)
Unallocated Amounts in Gross Profit include the effect of the amortization of acquired technology intangibles and costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level. Unallocated Amounts also include the impacts of certain fair value adjustments recorded in purchase accounting in connection with the Merger and acquisitions.

15.	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss as of March 31, 2014 and 2013 are summarized as follows:

In millions	Change in unamortized pension, postretirement and postemployment benefit-related items	Foreign Currency Translation	Other	Accumulated Other Comprehensive Loss
Balance as of October 1, 2013	$(949)	$(56)	$(1)	$(1,006)
Other comprehensive loss before reclassifications	—	(16)	—	(16)
Amounts reclassified to earnings	24	—	(1)	23
(Provision for) benefit from income taxes	(9)	1	—	(8)
Balance as of March 31, 2014	$(934)	$(71)	$(2)	$(1,007)

In millions	Change in unamortized pension, postretirement and postemployment benefit-related items	Foreign Currency Translation	Unrealized loss on term loan interest rate swap	Other	Accumulated Other Comprehensive Loss
Balance as of October 1, 2012	$(1,109)	$(13)	$(3)	$(1)	$(1,126)
Other comprehensive loss before reclassifications	—	(19)	—	—	(19)
Amounts reclassified to earnings	46	—	8	—	54
Provision for income taxes	(18)	—	(20)	—	(38)
Balance as of March 31, 2013	$(1,081)	$(32)	$(15)	$(1)	$(1,129)
The amounts reclassified out of accumulated other comprehensive income (loss) into the Consolidated Statements of Operations prior to the impact of income taxes, with line item location, during the three and six months ended March 31, 2014 and 2013 were as follows:

	Three months ended March 31,		Six months ended March 31,
In millions	2014	2013	2014	2013	Line item in Statements of Operations
Change in unamortized pension, postretirement and postemployment benefit-related items	$3	$5	$6	$11	Costs - Products
	3	5	6	11	Costs - Services
	6	10	10	19	Selling, general and administrative
	1	3	2	5	Research and development
	13	23	24	46
Unrealized loss on term loan interest rate swap	—	3	—	8	Interest expense
Other	(1)	—	(1)	—	Other (expense) income, net
Total amounts reclassified to operations	$12	$26	$23	$54

16.	Commitments and Contingencies
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
Antitrust Litigation
In 2006, the Company instituted an action in the U.S. District Court, District of New Jersey, against defendants Telecom Labs, Inc., TeamTLI.com Corp. and Continuant Technologies, Inc. (“TLI/Continuant”) and subsequently amended its complaint to include certain individual officers of these companies as defendants. Defendants purportedly provide maintenance services to customers who have purchased or leased the Company's communications equipment. The Company asserted in its amended complaint that, among other things, defendants, or each of them, engaged in tortious conduct by improperly accessing and utilizing the Company's proprietary software, including passwords, logins and maintenance service permissions, to perform certain maintenance services on the Company's customers' equipment. TLI/Continuant filed counterclaims against the Company alleging that the Company has violated the Sherman Act's prohibitions against anticompetitive conduct through the manner in which the Company sells its products and services. TLI/Continuant seek to recover the profits they claim they would have earned from maintaining Avaya's products, and ask for injunctive relief prohibiting the conduct they claim is anticompetitive.
The trial commenced on September 9, 2013. On January 8, 2014, the Court issued an opinion dismissing the Company's affirmative claims, which the Company intends to appeal at the conclusion of the trial court proceedings. With respect to TLI/Continuant’s counterclaims, on March 27, 2014, a jury found against the Company on two of eight claims and awarded damages of $20 million. Under the federal antitrust laws, the jury’s award is subject to trebling. In addition, the Company expects TLI/Continuant to make an application for prejudgment interest, attorneys’ fees, and costs, and TLI/Continuant have filed an application for an injunction, which the Company is opposing. The Company continues to believe that TLI/Continuant's claims are without merit and unsupported by the facts and law, and the Company intends to defend this matter, including by filing post-trial motions and an appeal to the United States Court of Appeals for the Third Circuit. No loss reserve has been provided for this matter. Once required, and in order to stay the enforcement of the judgment pending appeal or otherwise, the Company will post a bond in the amount of the final judgment, plus interest. The Company expects to secure posting of the bond through existing resources and may use any or a combination of the issuance of one or more letters of credit under its existing credit facilities and cash on hand.
In the event TLI/Continuant ultimately succeed in subsequent appeals, any potential loss could be material. At this time an outcome cannot be predicted and, as a result, the Company cannot be assured that this case will not have a material adverse effect on the manner in which it does business, its financial position, results of operations, or cash flows.
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

In millions
Balance as of October 1, 2013	$16
Reductions for payments and costs to satisfy claims	(7)
Accruals for warranties issued during the period	5
Balance as of March 31, 2014	$14

Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements
Letters of Credit
As of March 31, 2014, the Company had outstanding an aggregate of $145 million in irrevocable letters of credit which ensure the Company's performance or payment to third parties.  Included in this amount is $100 million issued under its $535 million committed revolving credit facilities, which facilities are available through October 26, 2016.  Also included is $45 million of letters of credit issued under uncommitted facilities.
Surety Bonds
The Company arranges for the issuance of various types of surety bonds, such as license, permit, bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. These bonds vary in duration although most are issued and outstanding from 3 months to 3 years. These bonds are backed by $12 million of the Company’s letters of credit. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $12 million as of March 31, 2014. Historically, no surety bonds have been drawn upon.
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
Product Financing Arrangements
The Company sells products to various resellers that may obtain financing from certain unaffiliated third-party lending institutions. For the Company’s product financing arrangement with resellers outside the U.S., in the event participating resellers default on their payment obligations to the lending institution, the Company is obligated under certain circumstances to guarantee repayment to the lending institution. The repayment amount fluctuates with the level of product financing activity. The guaranteed repayment amount was approximately $3 million as of March 31, 2014. The Company reviews and sets the maximum credit limit for each reseller participating in this financing arrangement. Historically, there have not been any guarantee repayments by the Company. The Company has estimated the fair value of this guarantee as of March 31, 2014, and has determined that it is not material, however there can be no assurance that the Company will not be obligated to make repayments under this arrangement in the future.
Long-Term Cash Incentive Bonus Plan
Parent has established a long-term incentive cash bonus plan (“LTIP”). Under the LTIP, Parent will make cash awards available to compensate certain key employees upon the achievement of defined returns on the Sponsors’ initial investment in the Parent (a “triggering event”). Parent has authorized LTIP awards covering a total of $60 million, of which $33 million in awards were outstanding as of March 31, 2014. The Company will begin to recognize compensation expense relative to the LTIP awards upon the occurrence of a triggering event (e.g., a sale or initial public offering). As of March 31, 2014, no compensation expense associated with the LTIP has been recognized.
Credit Facility Indemnification
In connection with its obligations under the credit facilities described in Note 8, “Financing Arrangements,” the Company has agreed to indemnify the third-party lending institutions for costs incurred by the institutions related to changes in tax law or other legal requirements. While there have been no amounts paid to the lenders pursuant to this indemnity in the past, there can be no assurance that the Company will not be obligated to indemnify the lenders under this arrangement in the future. As of March 31, 2014, no amounts have been accrued pursuant to this indemnity.

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

17.	Guarantor—Non Guarantor financial information
The senior secured credit facility and senior unsecured cash pay and PIK toggle notes, discussed in Note 8, "Financing Arrangements" are jointly and severally, fully and unconditionally guaranteed subject to certain conditions by Avaya Inc. and all wholly owned U.S. subsidiaries of Avaya Inc. (with certain customary exceptions) (collectively, the “Guarantors”). Each of the Guarantors is 100% owned, directly or indirectly, by Avaya Inc. None of the other subsidiaries of Avaya Inc., either directly or indirectly, guarantee the senior secured credit facility or the senior unsecured cash pay or PIK toggle notes (“Non-Guarantors”). Avaya Inc. also unconditionally guarantees the senior secured asset-based credit facility described in Note 8, “Financing Arrangements.” In addition, all of Avaya Inc.’s wholly owned U.S. subsidiaries (with certain agreed-upon exceptions) act as co-borrowers and co-guarantors under the senior secured asset-based credit facility.
The following tables present the results of operations, financial position and cash flows of Avaya Inc., the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations as of March 31, 2014 and September 30, 2013, and the three and six months ended March 31, 2014 and 2013 to arrive at the information for Avaya Inc. on a consolidated basis.

Supplemental Condensed Consolidating Schedule of Operations and Comprehensive Loss

	Three Months Ended March 31, 2014
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
REVENUE	$584	$31	$567	$(122)	$1,060
COSTS	271	24	290	(122)	463
GROSS PROFIT	313	7	277	—	597
OPERATING EXPENSES
Selling, general and administrative	154	11	232	—	397
Research and development	59	1	41	—	101
Amortization of intangible assets	52	1	4	—	57
Restructuring charges, net	13	—	29	—	42
	278	13	306	—	597
OPERATING INCOME (LOSS)	35	(6)	(29)	—	—
Interest expense	(115)	(1)	—	—	(116)
Loss on extinguishment of debt	(4)	—	—	—	(4)
Other income (expense), net	79	(81)	—	—	(2)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5)	(88)	(29)	—	(122)
Benefit from (provision for) income taxes of continuing operations	7	25	(33)	—	(1)
Equity in net loss of consolidated subsidiaries	(98)	—	—	98	—
LOSS FROM CONTINUING OPERATIONS	(96)	(63)	(62)	98	(123)
Income from discontinued operations, net of income taxes	—	27	—	—	27
NET LOSS	$(96)	$(36)	$(62)	$98	$(96)
Comprehensive loss	$(93)	$(36)	$(63)	$99	$(93)

Supplemental Condensed Consolidating Schedule of Operations and Comprehensive (Loss) Income

	Three Months Ended March 31, 2013
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
REVENUE	$554	$52	$557	$(77)	$1,086
COSTS	284	30	270	(77)	507
GROSS PROFIT	270	22	287	—	579
OPERATING EXPENSES
Selling, general and administrative	141	21	217	—	379
Research and development	64	1	48	—	113
Amortization of intangible assets	52	1	4	—	57
Restructuring charges, net	6	1	11	—	18
	263	24	280	—	567
OPERATING INCOME (LOSS)	7	(2)	7	—	12
Interest expense	(110)	(6)	—	—	(116)
Loss on extinguishment of debt	(3)	—	—	—	(3)
Other (expense) income, net	(14)	(1)	17	—	2
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(120)	(9)	24	—	(105)
Benefit from (provision for) income taxes of continuing operations	8	(4)	(11)	—	(7)
Equity in net (loss) income of consolidated subsidiaries	(80)	—	—	80	—
(LOSS) INCOME FROM CONTINUING OPERATIONS	(192)	(13)	13	80	(112)
Loss from discontinued operations, net of income taxes	—	(80)	—	—	(80)
NET (LOSS) INCOME	(192)	(93)	13	80	(192)
Comprehensive (loss) income	$(182)	$(93)	$6	$87	$(182)

Supplemental Condensed Consolidating Schedule of Operations and Comprehensive Loss

	Six Months Ended March 31, 2014
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
REVENUE	$1,253	$65	$1,122	$(249)	$2,191
COSTS	577	52	574	(249)	954
GROSS PROFIT	676	13	548	—	1,237
OPERATING EXPENSES
Selling, general and administrative	315	24	451	—	790
Research and development	112	3	81	—	196
Amortization of intangible assets	104	3	8	—	115
Restructuring charges, net	15	—	34	—	49
	546	30	574	—	1,150
OPERATING INCOME (LOSS)	130	(17)	(26)	—	87
Interest expense	(234)	(1)	—	—	(235)
Loss on extinguishment of debt	(4)	—	—	—	(4)
Other income (expense), net	165	(81)	(85)	—	(1)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	57	(99)	(111)	—	(153)
Benefit from (provision for) income taxes of continuing operations	7	26	(60)	—	(27)
Equity in net loss of consolidated subsidiaries	(214)	—	—	214	—
LOSS FROM CONTINUING OPERATIONS	(150)	(73)	(171)	214	(180)
Income from discontinued operations, net of income taxes	—	30	—	—	30
NET LOSS	$(150)	$(43)	$(171)	$214	$(150)
Comprehensive loss	$(151)	$(43)	$(186)	$229	$(151)

Supplemental Condensed Consolidating Schedule of Operations and Comprehensive Loss

	Six Months Ended March 31, 2013
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
REVENUE	$1,278	$99	$1,168	$(252)	$2,293
COSTS	651	58	598	(252)	1,055
GROSS PROFIT	627	41	570	—	1,238
OPERATING EXPENSES
Selling, general and administrative	285	44	431	—	760
Research and development	130	3	98	—	231
Amortization of intangible assets	104	3	8	—	115
Restructuring charges, net	23	3	76	—	102
	542	53	613	—	1,208
OPERATING INCOME (LOSS)	85	(12)	(43)	—	30
Interest expense	(215)	(9)	—	—	(224)
Loss on extinguishment of debt	(6)	—	—	—	(6)
Other (expense) income, net	(18)	(1)	15	—	(4)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(154)	(22)	(28)	—	(204)
Benefit from (provision for) income taxes of continuing operations	27	(3)	(21)	—	3
Equity in net loss of consolidated subsidiaries	(150)	—	—	150	—
LOSS FROM CONTINUING OPERATIONS	(277)	(25)	(49)	150	(201)
Loss from discontinued operations, net of income taxes	—	(76)	—	—	(76)
NET LOSS	$(277)	$(101)	$(49)	$150	$(277)
Comprehensive loss	$(280)	$(101)	$(68)	$169	$(280)

Supplemental Condensed Consolidating Balance Sheet

	March 31, 2014
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$192	$3	$189	$—	$384
Accounts receivable, net—external	275	13	371	—	659
Accounts receivable—internal	970	39	144	(1,153)	—
Inventory	111	1	110	—	222
Deferred income taxes, net	29	—	33	—	62
Other current assets	116	15	121	—	252
Internal notes receivable, current	1,554	108	53	(1,715)	—
TOTAL CURRENT ASSETS	3,247	179	1,021	(2,868)	1,579
Property, plant and equipment, net	132	1	128	—	261
Deferred income taxes, net	3	—	25	—	28
Intangible assets, net	1,247	—	121	—	1,368
Goodwill	4,045	—	13	—	4,058
Other assets	128	4	21	—	153
Investment in consolidated subsidiaries	—	—	33	(33)	—
TOTAL ASSETS	$8,802	$184	$1,362	$(2,901)	$7,447
LIABILITIES
Current liabilities:
Debt maturing within one year—external	$32	$—	$—	$—	$32
Debt maturing within one year—internal	181	423	1,111	(1,715)	—
Accounts payable—external	213	13	164	—	390
Accounts payable—internal	151	10	992	(1,153)	—
Payroll and benefit obligations	110	4	111	—	225
Deferred revenue	563	8	121	—	692
Business restructuring reserve, current portion	5	—	65	—	70
Other current liabilities	175	—	98	—	273
TOTAL CURRENT LIABILITIES	1,430	458	2,662	(2,868)	1,682
Long-term debt	6,026	—	—	—	6,026
Pension obligations	935	—	523	—	1,458
Other postretirement obligations	277	—	—	—	277
Deferred income taxes, net	235	—	20	—	255
Business restructuring reserve, non-current portion	27	—	53	—	80
Other liabilities	181	4	290	—	475
Deficiency in consolidated subsidiaries	2,497	14	—	(2,511)	—
TOTAL NON-CURRENT LIABILITIES	10,178	18	886	(2,511)	8,571
TOTAL DEFICIENCY	(2,806)	(292)	(2,186)	2,478	(2,806)
TOTAL LIABILITIES AND DEFICIENCY	$8,802	$184	$1,362	$(2,901)	$7,447

Supplemental Condensed Consolidating Balance Sheet

	September 30, 2013
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$72	$13	$203	$—	$288
Accounts receivable, net—external	312	16	374	—	702
Accounts receivable—internal	914	33	138	(1,085)	—
Inventory	116	5	124	—	245
Deferred income taxes, net	29	—	23	—	52
Other current assets	90	17	134	—	241
Assets of discontinued operations	—	59	—	—	59
Internal notes receivable, current	1,536	189	—	(1,725)	—
TOTAL CURRENT ASSETS	3,069	332	996	(2,810)	1,587
Property, plant and equipment, net	190	17	127	—	334
Deferred income taxes, net	2	—	32	—	34
Intangible assets, net	1,293	40	164	—	1,497
Goodwill	3,944	—	104	—	4,048
Other assets	147	4	21	—	172
Investment in consolidated subsidiaries	—	2	31	(33)	—
TOTAL ASSETS	$8,645	$395	$1,475	$(2,843)	$7,672
LIABILITIES
Current liabilities:
Debt maturing within one year—external	$35	$—	$—	$—	$35
Debt maturing within one year—internal	200	425	1,100	(1,725)	—
Accounts payable—external	216	11	174	—	401
Accounts payable—internal	139	8	938	(1,085)	—
Payroll and benefit obligations	115	6	130	—	251
Deferred revenue	540	8	123	—	671
Business restructuring reserve, current portion	12	1	79	—	92
Other current liabilities	168	2	86	—	256
Liabilities of discontinued operations	—	19	—	—	19
TOTAL CURRENT LIABILITIES	1,425	480	2,630	(2,810)	1,725
Long-term debt	6,051	—	—	—	6,051
Pension obligations	992	—	518	—	1,510
Other postretirement obligations	290	—	—	—	290
Deferred income taxes, net	220	—	17	—	237
Business restructuring reserve, non-current portion	21	1	56	—	78
Other liabilities	177	14	259	—	450
Deficiency in consolidated subsidiaries	2,138	—	—	(2,138)	—
TOTAL NON-CURRENT LIABILITIES	9,889	15	850	(2,138)	8,616
TOTAL DEFICIENCY	(2,669)	(100)	(2,005)	2,105	(2,669)
TOTAL LIABILITIES AND DEFICIENCY	$8,645	$395	$1,475	$(2,843)	$7,672

Supplemental Condensed Consolidating Schedule of Cash Flows

	Six Months Ended March 31, 2014
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
OPERATING ACTIVITIES:
Net loss	$(150)	$(43)	$(171)	$214	$(150)
Income from discontinued operations, net of income taxes	—	30	—	—	30
Loss from continuing operations	(150)	(73)	(171)	214	(180)
Adjustments to reconcile loss from continuing operations to net cash provided by (used for) continuing operations	101	5	134	—	240
Changes in operating assets and liabilities	(87)	16	43	—	(28)
Equity in net loss of consolidated subsidiaries	214	—	—	(214)	—
NET CASH PROVIDED BY (USED FOR) CONTINUING OPERATIONS	78	(52)	6	—	32
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	4	—	—	4
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	78	(48)	6	—	36
INVESTING ACTIVITIES:
Capital expenditures	(36)	—	(23)	—	(59)
Capitalized software development costs	(1)	—	—	—	(1)
Acquisition of businesses, net of cash acquired	—	—	(11)	—	(11)
Proceeds from sale of long-lived assets	61	—	—	—	61
Proceeds from sale of investments	1	—	—	—	1
NET CASH PROVIDED BY (USED FOR) CONTINUING INVESTING ACTIVITIES	25	—	(34)	—	(9)
NET CASH PROVIDED BY DISCONTINUED INVESTING ACTIVITIES	98	—	—	—	98
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	123	—	(34)	—	89
FINANCING ACTIVITIES:
Proceeds from term B-6 loans	1,136	—	—	—	1,136
Repayment of term B-5 loans	(1,138)	—	—	—	(1,138)
Debt issuance and debt modification costs	(10)	—	—	—	(10)
Repayment of long-term debt	(19)	—	—	—	(19)
Net (repayments) borrowings of intercompany debt	(55)	40	15	—	—
Other financing activities, net	5	(2)	—	—	3
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(81)	38	15	—	(28)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	120	(10)	(14)	—	96
Cash and cash equivalents at beginning of period	72	13	203	—	288
Cash and cash equivalents at end of period	$192	$3	$189	$—	$384

Supplemental Condensed Consolidating Schedule of Cash Flows

	Six Months Ended March 31, 2013
In millions	Avaya Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
OPERATING ACTIVITIES:
Net loss	$(277)	$(101)	$(49)	$150	$(277)
Loss from discontinued operations, net of income taxes	—	(76)	—	—	(76)
Loss from continuing operations	(277)	(25)	(49)	150	(201)
Adjustments to reconcile loss from continuing operations to net cash provided by (used for) continuing operations	198	1	13	—	212
Changes in operating assets and liabilities	22	12	34	—	68
Equity in net loss of consolidated subsidiaries	150	—	—	(150)	—
NET CASH PROVIDED BY (USED FOR) CONTINUING OPERATIONS	93	(12)	(2)	—	79
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	9	—	—	9
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	93	(3)	(2)	—	88
INVESTING ACTIVITIES:
Capital expenditures	(16)	—	(31)	—	(47)
Capitalized software development costs	(8)	(2)	—	—	(10)
Acquisition of businesses, net of cash acquired	(1)	—	—	—	(1)
Proceeds from sale of long-lived assets	5	—	4	—	9
Proceeds from sale of investments	—	—	1	—	1
Advance to Parent	(10)	—	—	—	(10)
Other investing activities, net	(1)	—	—	—	(1)
NET CASH USED FOR INVESTING ACTIVITIES	(31)	(2)	(26)	—	(59)
FINANCING ACTIVITIES:
Proceeds from 9% senior secured notes	290	—	—	—	290
Repayment of term B-5 loans	(284)	—	—	—	(284)
Proceeds from term B-5 loans	589	—	—	—	589
Repayment of term B-1 loans	(584)	—	—	—	(584)
Debt issuance and debt modification costs	(49)	—	—	—	(49)
Repayment of long-term debt	(19)	—	—	—	(19)
Net (repayments) borrowings of intercompany debt	(7)	9	(2)	—	—
Other financing activities, net	—	(2)	—	—	(2)
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(64)	7	(2)	—	(59)
Effect of exchange rate changes on cash and cash equivalents	—	—	(5)	—	(5)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2)	2	(35)	—	(35)
Cash and cash equivalents at beginning of period	101	10	226	—	337
Cash and cash equivalents at end of period	$99	$12	$191	$—	$302

18.	Subsequent Event
On April 15, 2014, the Company announced that it will redeem on May 15, 2014 100% of the aggregate principal amount of its 10.125% / 10.875% senior unsecured PIK-toggle notes due 2015 and 9.75% senior unsecured cash-pay notes due 2015 at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest, or $92 million and $58 million, respectively.

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
Our accompanying unaudited interim Consolidated Financial Statements as of March 31, 2014 and for the three and six months ended March 31, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission, or the SEC, for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2013, which were included in our Annual Report on Form 10-K filed with the SEC on November 22, 2013. In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated.

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
We are highly focused on serving our core business collaboration and communications markets with open fit-for-purpose products and distributed software services and support models. We shape our portfolio to meet the demands of customers today and in the future. Our products are aimed at large enterprises, mid-market businesses and government organizations. We offer our products in four key business collaboration and communications categories:

•
Clients and Devices - which includes Unified Communications Desktop, Unified Communications for Mobile, Contact Center Agent Experience, Contact Center Supervisor Experience, Desk Phones, Wireless Phones, Conference Phones, and Video Endpoints;

•	Unified Communications and Contact Center Applications - which includes Conferencing, Messaging, Mobility, Contact Center Interaction, Contact Center Experience, and Contact Center Performance;

•
Collaboration Platforms - which includes Core Platform, Service Creation, Enterprise and Government Systems, Small/Mid-Market Systems, Management, Security, Video Infrastructure, and Gateways and Servers; and

•	Networking - which includes Unified Access, Edge, Wireless LAN, and Core & Center Switching.
These four categories are supported by Avaya’s portfolio of services including product support, integration, professional services and Cloud and managed services. These services enable customers to optimize and manage their communications networks worldwide and achieve enhanced business results.
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
Divestiture of Government IT Professional Services Business
On March 31, 2014, the Company completed the sale of its government IT Professional Services ("ITPS") business, which provides specialized information technology professional services exclusively to government customers in the U.S., for $98 million net of $2 million in costs to sell, subject to working capital and other customary price adjustments. See Note 4, "Divestiture of Government IT Professional Services Business," to our unaudited interim Consolidated Financial Statements for further details.
As a result of management's plan to divest the ITPS business, the results of operations, cash flows and assets and liabilities of the ITPS business have been classified as discontinued operations in all periods presented. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.
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
During the six months ended March 31, 2014, the Company completed an amendment of the senior secured credit facility pursuant to which the Company refinanced $1,138 million aggregate principal amount of senior secured term B-5 loans ("term B-5 loans") with the cash proceeds from the issuance of senior secured term B-6 loans ("term B-6 loans").
Long-term debt consists of the following:

In millions
9.75% senior unsecured cash pay notes due November 1, 2015	$58
10.125%/10.875% senior unsecured PIK toggle notes due November 1, 2015	92
Variable rate senior secured term B-3 loans due October 26, 2017	2,115
Variable rate senior secured term B-4 loans due October 26, 2017	1
Variable rate senior secured term B-6 loans due March 31, 2018	1,134
7% senior secured notes due April 1, 2019	1,009
9% senior secured notes due April 1, 2019	290
10.50% senior secured notes due March 1, 2021	1,384
Unaccreted discount	(25)
6,058
Debt maturing within one year	(32)
Long-term debt	$6,026
During the three months ended December 31, 2012, the Company completed three transactions which allowed the Company to refinance $848 million of its term B-1 loans. On October 29, 2012 the Company completed an amendment and restatement of the senior secured credit facility and senior secured multi-currency asset-based revolving credit facility along with the extension of the maturity date of $135 million aggregate principal amount of term B-1 loans from October 26, 2014 to October 26, 2017 by converting such loans into a new tranche of senior secured term B-4 loans ("term B-4 loans"). On December 21, 2012 the Company completed an amendment and restatement of the senior secured credit facility along with the extension of the maturity date of $713 million aggregate principal amount of term B-1 loans from October 26, 2014 to March 31, 2018 and $134 million aggregate principal amount of term B-4 loans from October 26, 2017 to March 31, 2018 in each case by converting such loans into a new tranche of term B-5 loans. On December 21, 2012 the Company issued $290 million of 9% senior secured notes due April 2019 (the "9% Senior Secured Notes"), the proceeds of which were used to repay $284 million principal amount of term B-5 loans and to pay related fees and expenses.
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
On February 5, 2014, the Company completed an amendment of the senior secured credit facility pursuant to which the Company refinanced $1,138 million aggregate principal amount of term B-5 loans with the cash proceeds from the issuance of term B-6 loans. The refinancing provided for lower interest rates while maintaining the same maturity date of March 31, 2018 for the associated debt.
The new tranche of term B-6 loans bears interest and the term B-5 loans bore interest at a rate per annum equal to either a base rate (subject to a floor of 2.00% in the case of the term B-6 loans and 2.25% in the case of the term B-5 loans) or a LIBOR rate (subject to a floor of 1.00% in the case of the term B-6 loans and 1.25% in the case of the term B-5 loans), in each case plus an applicable margin. Subject to the floor described in the immediately preceding sentence, the base rate is determined by reference to the higher of (1) the prime rate of Citibank, N.A. and (2) the federal funds effective rate plus one half of 1%. The applicable margin for borrowings of term B-6 loans is and the term B-5 loans was 4.50% and 5.75%, respectively, per annum with respect to base rate borrowings and 5.50% and 6.75%, respectively, per annum with respect to LIBOR borrowings, in each case, subject to increase pursuant to the senior secured credit facility in connection with the making of certain refinancing, extended or replacement term loans under the senior secured credit facility with an Effective Yield (as defined in the senior secured credit facility) greater than the applicable Effective Yield payable in respect of the term B-6 loans at such time plus 50 basis points.
The Company incurred $15 million in fees and expenses in connection with the debt refinancing transaction during the six months ended March 31, 2014, of which $2 million was expensed as incurred and included in Other Expense, net, $3 million was included in determination of the loss on extinguishment of debt, and $10 million was deferred and is being amortized over the term of the related debt. The weighted average contractual interest rate of the Company's outstanding debt as of March 31, 2014 and September 30, 2013 was 7.1% and 7.4%, respectively.
Annual maturities of debt, based on our debt profile as of March 31, 2014 for the next five years ending September 30th and thereafter, consist of:

In millions	March 31, 2014
Remainder of fiscal 2014	$19
2015	53
2016	174
2017	38
2018	3,116
2019 and thereafter	2,683
Total	$6,083
On April 15, 2014, the Company announced it will redeem on May 15, 2014, 100% of the aggregate principal amount of its 10.125% / 10.875% senior unsecured PIK-toggle notes and 9.75% senior unsecured cash-pay notes at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest, or $92 million and $58 million, respectively. The redemption will be funded through existing resources which may include any or a combination of cash on hand and borrowings under the Company's revolving credit facilities which are due in October 2016.
See Note 8, “Financing Arrangements” and Note 18, "Subsequent Event" to our unaudited interim Consolidated Financial Statements for further details.
Major Business Areas
Avaya conducts its business operations in three segments. Two of those segments, Global Communications Solutions (“GCS”) and Avaya Networking (“Networking”), make up Avaya’s Enterprise Collaboration Solutions (“ECS”) product portfolio. The third segment contains Avaya’s services portfolio and is called Avaya Global Services (“AGS”).

Our Products and Services
Our products and services span four key business communications and collaboration families that may be purchased and implemented independently or together as a complementary and integrated solution:

•
Clients and Devices - this family of offerings is focused on enabling or providing the following products and functions to the mid-market and/or large enterprise: Unified Communications Desktop, Unified Communications for Mobile, Contact Center Agent Experience, Contact Center Supervisor Experience, Desk Phones, Wireless Phones, Conference Phones, and Video Endpoints;

•
Unified Communications and Contact Center Applications - this family of applications is focused on delivering the following functions to the mid-market and/or large enterprise: Conferencing, Messaging, Mobility, Contact Center Interaction, Contact Center Experience, and Contact Center Performance;

•
Collaboration Platforms - this family of platform offerings is focused on providing the following: Core Platform, Service Creation, Enterprise & Government Systems, Small/Mid-Market Systems, Management, Security, video Infrastructure, and Gateways & Servers; and

•
Networking - this family of products for network infrastructure covers: Unified Access, Edge, Wireless LAN and Core & Center Switching for data center, campus, branch, and wireless access to complement our business collaboration, unified communications and contact center portfolios.

Our products and services are designed to meet the diverse needs of small and mid-size businesses, as well as large enterprises and government customers. We segment the market into enterprise - for organizations of more than 5,000 users and “mid-market” - for organizations of less than 5,000 users. Historically our channels and sales force have been more focused on the “enterprise” segment. We believe that, by dedicating more attention and resources to the mid-market, we can generate additional growth; we believe that this large and fragmented segment can be well-served by our enhanced product portfolio and increased market coverage. The majority of our product portfolio is comprised of software products that reside on either a client or server. Client software resides on both our own and third-party devices, including desk phones, tablets, desktop PCs and mobile phones. Server-side software controls communication and collaboration for the enterprise, and delivers rich value-added applications such as messaging, telephony, voice, video and web conferencing, mobility and customer service. Hardware includes a broad range of desk phones, servers and gateways and LAN/WAN switching wireless access points and gateways. A portion of the portfolio has been subjected to rigorous interoperability and security testing and is approved for acquisition by the US Government. Avaya’s portfolio of services include product support, integration, cloud and managed services as well as professional services that enable customers to optimize and manage their communications networks worldwide and achieve enhanced business results.

Our Products

Real-Time Collaboration Platforms, Video and Unified Communications

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

Video and Conferencing

Avaya helps enable easier, faster, more effective collaboration inside the enterprise and externally with conferencing products for desktops, meeting rooms and mobile devices.

•
Avaya Scopia is a standards-based portfolio of hardware and software products that includes conference room systems, desktop and mobile video conferencing and infrastructure and management (see “-Platforms, Infrastructure and Phones” below for more information).

Avaya Scopia High Definition, or HD, video conferencing room systems incorporate state-of-the-art video technology with capabilities required to support today’s room system deployments. The Avaya Scopia XT5000 is ideal for large conference rooms, while the Avaya Scopia XT4200 is specifically designed for the needs of smaller and mid-sized conference rooms. We also offer desktop clients from the software Avaya Scopia Desktop to the Avaya Scopia XT Executive 240. These advanced HD personal video conferencing endpoints are cost effective for expanding the reach of the video deployment beyond the conference room. In all cases, video is optimized for both quality and bandwidth, in particular by supporting scalable video codecs on all endpoints, either hardware or software.

Avaya Scopia Mobile extends the Avaya Scopia product to the latest mobile devices providing applications for video conferencing, control and management via smartphones and tablets supporting Apple iOS and Google Android. Avaya

Scopia products are used by institutions, enterprises and service providers to create high quality, easy-to-use voice, video, and data collaboration environments, regardless of the communication network-IP, Session Initiation Protocol, or SIP, 3G, 4G, H.323, integrated services digital networks, or ISDNs, or next generation IP Multi-Media Subsystems, or IMS.

•
Avaya Aura Conferencing gives users simple access to multi-media collaboration. In the same application users can use voice, video, chat and web conferencing. Based on the Avaya Aura architecture, Avaya Aura Conferencing is distributed and scalable to thousands of users. Its modular conception allows the system to be dimensioned appropriately in terms of video or web content servers or voice communications manager. By utilizing HD and scalable video encoders/decoders and cascading (essentially multiplexing the video streams from one group of participants to another based on location) both increasing scale while preserving bandwidth consumed, we believe Avaya Aura Conferencing allows a more cost-effective solution for customers than our competitors’ products while preserving quality. Avaya Aura Conferencing is accessed through an easy-to-use interface with one touch access to real time, enterprise wide audio, video and web collaboration known as the Avaya Flare Experience. Accessible via PCs, tablets, or smartphones, the Avaya Aura conferencing interfaces with Microsoft Exchange so that users can schedule conferences from Microsoft Outlook and send invitations with “click to join” links.

Communication and Messaging

Avaya applications deliver advanced enterprise communication and messaging tools to end users on their device of choice. Among others, Avaya offers Avaya one-X Unified Communications clients, which deliver software-based user experiences for consistent, enterprise-wide mobility and collaboration. Users can use their enterprise phone number and work from anywhere, using virtually any device, including desktop and laptop computers, tablets and smartphones which helps enterprises lower expenses, increase productivity, enhance business continuity, and streamline customer support.

•
Avaya one-X Communicator is ideal for users who communicate frequently, manage multiple calls, set up ad-hoc conferencing and need to be highly reachable. Avaya one-X Communicator provides users with access to unified communications capabilities including voice and video calling, audio conferencing, instant messaging and presence, corporate directories and communication logs. This software client can be deployed on desktop or laptop computers running either Microsoft Windows or Apple OSX operating systems and is supported over VDI connections. Avaya one-X Communicator gives users single number/single identity for both inbound and outbound calls, even when using their desktop or laptop.

•
Avaya one-X Mobile enables users to access enterprise communications from a wide selection of mobile devices, including high-end smart phones and tablets. A choice of one-X Mobile clients is available for popular platforms including Apple iPhone, Google Android and BlackBerry. Through integration with Avaya one-X Client Enablement Services, Avaya one-X Mobile users have access to a broad range of unified communications capabilities such as visual voicemail, corporate directory, aggregated presence, VIP lists and synchronized call logs and contacts. Avaya one-X Mobile gives users single number/single identity for both inbound and outbound calls, even when using personal devices.

•
Avaya Client Applications provide access to Avaya voice and video services from business applications such as Microsoft Lync, Microsoft Office Communications Server, Microsoft Outlook, Microsoft Office, IBM Sametime, and customer relationship management, or CRM, applications such as Salesforce.com and Microsoft Dynamics.

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

•
The Avaya Aura Core is a next-generation architecture powering our communications and collaboration services. Based on IMS, an industry standard defined by 3GPP, this core provides a flat communications control and management function utilizing SIP methods. Unlike point-to-point SIP, or even standard client server SIP approaches used by most of our competitors, the Avaya Aura Core uses the SIP-ISC, or IMS Service Control, signaling standard to allow multiple independent applications to serve communication sessions. Using an IMS capability that supports application sequencing, we provide the ability for Avaya Communication Manager to provide telephony features, Avaya

Collaboration Environment to provide customer developed features, and industry standard SIP applications servers (like IBM Websphere) to provide partner developed services. As a 3-tier architecture, applications are logically partitioned from communication logic and network access layers, allowing for a variety of end clients (phones, soft phones, smart phones, tablets, kiosks, etc.), and supporting integration with legacy communications systems. This integration simplifies a customer’s environment, leveraging Avaya Aura to wrap new and legacy infrastructure into one global system, with benefits such as global routing and dial plan, shared SIP trunking for reduced carrier access cost and complexity. By allowing the legacy systems to leverage many of the capabilities of Avaya Aura, we also simplify migration of legacy systems at the customer’s desired pace, which helps to reduce one of the biggest traditional obstacles to migration of enterprise IT systems.

•
Avaya Aura Collaboration Environment is a software platform that reduces the complexity of embedding communications and collaboration capabilities into business applications, such as CRM or Enterprise Resources Planning, or ERP, making it possible to quickly develop creative new ways of doing business. It enables the integration of business applications with unified communications technology and contact center capabilities including voice, short message service or SMS, and email. An example would be a financial institution allowing its customers to reach out to an adviser by a video session from within the customer service application, or a customer service organization assembling a team of relevant experts on the fly and bringing them into a conference automatically. Programmers with limited communications expertise can readily embed real-time communications in business applications and workflows, expanding both the ability and opportunity to use Avaya collaboration capabilities.

•
Avaya IP Office is our award-winning, flagship solution for the mid-market. Avaya IP Office simplifies processes and streamlines information exchange within systems. Communications capabilities can be added as needed. Avaya IP Office gives growing companies flexibility and the ability to retain and leverage their existing investment, by also connecting to their legacy infrastructure. The latest version of Avaya IP Office (9.0) offers increased scale, flexible deployment options, simplified management and support for branch deployments; it gives mid-market customers most features and functions that large enterprises use, but at a scale that is efficient and affordable for them. Avaya IP Office software extends Avaya innovation to the mid-market, delivering a seamless collaboration experience across voice, video and mobility for up to 2,000 users, and providing advanced contact center functionality.

•
Avaya Aura Messaging gives users a rich set of features that increase their reachability, add new message notification options, and provide more ways to access and receive messages - all controlled using an intuitive web portal. Avaya Aura Messaging adapts to enterprise environments with flexible per-user message storage options, resiliency options and deployment options for consolidation, centralization and scale. Avaya Aura Messaging helps to enable smooth migrations from legacy voicemail systems, with choice of telephone user interface, or TUI, and tools for migrations.

•
Avaya Messaging Service extends SMS messages to and from smartphones, tablets, notebooks and desktop devices, thereby enabling one-number communications via text messaging. By flowing through the corporate network, Avaya Messaging Service brings the same level of security, compliance and quality companies expect in email text messaging. With Avaya Messaging Service, a user can be reached by sending an SMS to his office number, without having to know his mobile number. This enhances reachability and privacy.

•
Avaya Session Border Controller, or SBC, for Enterprise provides enhanced security for collaboration within and outside of the enterprise, helping to protect the SIP trunks from multiple threats and allowing SIP remote users to simply and securely connect communication and collaboration applications to the enterprise without the need of VPN connection - for example a softphone or conferencing application. This provides security, simplifies the user experience and reduces cost.

•
Avaya Video Conferencing infrastructure includes Avaya Scopia Elite Multipoint Conferencing Units, or MCUs, which are reliable and highly scalable multi-party video conferencing platforms for enterprise and service provider environments. They offer advanced and easy-to-use multi-party infrastructure for video conferencing and are at the core of a high definition deployment. In addition, gateways for Microsoft Lync and SIP provide connectivity and interoperability with unified communications products to standards-based video conferencing systems and infrastructure. Avaya Scopia Gateways are ideal for connecting IP video networks with ISDN and public switched telephone networks, or PSTN, networks providing connectivity to ISDN endpoints or telephones. In addition to the above, Avaya Scopia Management provides a comprehensive management product for voice and video collaboration, while Avaya Scopia ECS Gatekeeper is a high-performance, H.323 Enhanced Communication Server, or ECS, Gatekeeper that provides intelligent, advanced backbone management for IP telephony and multimedia communication networks. Finally, Avaya’s eVident monitoring technology helps enable enterprises and service providers to ensure network readiness before and after voice and video applications are deployed.

•
Endpoints comprise a range of models that suit employees and executives at every level, including IP and digital deskphones, digital enhanced cordless telecommunications, or DECT, handsets, wireless phones, and conference phones. Avaya phones are optimized for different use cases. They offer capabilities such as touch screen and applications such as integration to corporate calendar, directory and presence, enhanced audio quality for a "you-are-there" experience, customization and soft keys, and multiple lines appearances, to name a few. We believe that, in a number of industries, the desk phone is a critical business tool and provides an experience which cannot be replicated in software on generic platforms: in the contact center for example, quick access to core functionality via dedicated keys often is desired by our customers.

Avaya Contact Center and Customer Experience Management

Avaya is a leader in the contact center market providing enterprise and mid-market customers with the ability to communicate with their customers efficiently and effectively. The contact center portfolio provides a foundation for managing voice interactions that has been extended to include multiple channels supporting video, email, chat, SMS, and social media. Based on client engagements globally, we understand how to deliver world-class customer experience management to enable our customers to establish rich and informed relationships with their customers. Our approach is based on two core principles:

•	Awareness, which is the application of relevant available contextual information for each end customer; and

•	Persistent conversation, which connects all interactions with an end customer into a seamless experience.

Avaya believes there are five components to effective Customer Experience Management. Each component delivers value to an organization, and, when combined, they help improve customer acquisition, increase customer retention and growth, deliver high quality experiences and help enable efficient management. Avaya Contact Center products align along these five components:

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

•
Experience includes leveraging real-time awareness of end customer needs, business policies and resource availability to determine the next best action and best resource to address the customer needs at the right time based on target customer experience the organization wants to deliver. It is also responsible for integrating inbound and outbound self service, agent selection and workflows with back-office processes and operations to enable this holistic end customer experience. It includes products such as Intelligent Customer Routing, Dynamic Routing, Avaya Aura Call Center Elite Multichannel, Avaya Aura Contact Center, Avaya Interaction Center, Avaya Aura Experience Portal, Media Processing Server, Proactive Contact, Proactive Outreach Manager and Callback Assist.

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

Our networking products focus on data center, campus, branch and wireless access networking, and we believe these products provide better support for real-time collaboration. Our networking portfolio includes:

•	Ethernet Switching-a range of Ethernet Switches for data center, core, edge and branch applications.

•	Unified Branch-a range of routers and Virtual Private Network, or VPN, appliances that provide a secure connection for branches.

•	Wireless Networking-cost-effective and scalable products that enable enterprises to support wireless connectivity and services;

•	Access Control-products that enforce role- and policy-based access control to the network; and

•	Unified Management and Orchestration-providing support for data and voice networks by simplifying the requirements associated across functional areas.

Avaya leverages these hardware platforms to deliver a range of next-generation networking capabilities that are collectively offered under the Virtual Enterprise Network Architecture, or VENA, banner. An end-to-end strategic framework, VENA helps simplify data center and campus networking and optimizes business applications and service deployments, while helping to reduce costs, improve time-to-service and enhance business agility. For example, Fabric Connect, part of the VENA portfolio, is a fully-integrated, end-to-end network virtualization offering based on the Shortest Path Bridge, or SPB, standard, designed to automate service provisioning, improve performance and reduce outages. This is made possible by mechanisms such as edge provisioning, unified control and forwarding (as opposed to multiple protocols in competitors’ products), fast re-convergence (in milliseconds as opposed to seconds or more), and Layer 3 isolation.

We sell our portfolio of data networking products globally into enterprises of all types, with particular strength in healthcare, education, hospitality, financial services and local and state government, where we believe requirements are better met by Fabric Connect.

Avaya Services

Avaya Global Services consult, enable, support, manage, optimize and even outsource enterprise communications products (applications and networks) to help customers achieve enhanced business results both directly and through partners. Avaya’s portfolio of services enables customers to mitigate risk, reduce total cost of ownership, and optimize communication products for performance worldwide. Avaya Global Services is supported by patented design and management tools and network operations and technical support centers around the world.

Avaya’s Global Services portfolio spans three types of services, Avaya Professional Services, Avaya Global Support Services, and Avaya Cloud and Managed Services. Avaya Client Services is a business unit that encompasses Avaya Global Support Services and Avaya Cloud and Managed Services offers.

•
Avaya Professional Services, or APS, helps organizations leverage technologies effectively to meet their business objectives. Our strategic and technical consulting, as well as deployment and customization services, help customers accelerate business performance and deliver an improved customer experience. Whether deploying new products or optimizing existing capabilities, APS leverages its specialists globally and operates in three core areas:

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

•
Avaya Client Services, or ACS, is a market-leading organization that supports, manages and optimizes enterprise communications networks to help customers mitigate risk, reduce total cost of ownership, and optimize product performance. ACS is supported by patented tools and by network operations and technical support centers around the world. The contracts for these services range from one to multiple-years, with three year terms being the most common. Custom or complex services contracts are typically five years in length. The portfolio of ACS services includes:

•
Global Support Services provides a comprehensive suite of support options both directly and through partners to proactively resolve issues and improve uptime. Support offers and capabilities include 24x7 remote support, proactive remote monitoring, parts replacement and onsite response. Recent innovations include our Avaya Support Web site that quickly connects customers to advanced Avaya technicians via live chat, voice or video. The web site also provides access to “Ava”, an interactive virtual chat agent that quickly searches our knowledge base and a wide range of “how-to” videos to answer customer support questions. Ava learns with each customer interaction and can make the decision to transition the chat to an Avaya technician-often without the customer realizing the change is taking place. All new support solutions are published to the web by our engineers, generally within 90 minutes of finding a resolution, adding value for customers by providing known solutions for potential issues rapidly. Most of our customers also benefit from real-time monitoring of diagnostic and system status to proactively identify potential issues to improve reliability, uptime and faster issue resolution.

•
Avaya Cloud and Managed Services, which provides IT Infrastructure Library, or IITL, aligned, multivendor managed and outsourcing services for customers’ communications environments. Avaya can globally manage complex multi-vendor, multi-technology and aging networks with Service Level Agreements, or SLAs, to help optimize network performance. With Avaya Managed Services, Avaya can manage a customer’s mixed vendor environment and gain the opportunity to upgrade it over time to the latest technology, at the pace and in an operational expense model that makes sense for the customer. Managed services can be procured in standard packages or in fully custom arrangements that include tailored SLAs, billing and reporting. In addition, managed services can take the form of one of three Cloud models offered by Avaya:

•	Avaya Powered Partner Cloud, supporting public and private products offered by service providers and system integrators;

•	Avaya Cloud for Customers and Partners, an Avaya-hosted multi-customer public cloud option; and

•	Private Cloud, a private cloud model for individual customers.

Our Technology

We believe that technology enhances the way in which people communicate and collaborate. We work with customers, industry groups and technical bodies to foster innovation. Across our portfolio we leverage critical technology and open standards to our customers’ advantage. One of these standards is SIP, and Avaya is a leading innovator in leveraging its use for business collaboration. We distinguish ourselves from competition by exploiting advanced SIP capabilities as opposed to only exploiting basic features. Avaya shifts communications from having to coordinate multiple, independent media and communications systems toward session management based environments, where multiple media and resources can flexibly be brought into a fully-integrated, session-based interaction. This fundamental difference supports more fluid, effective and persistent collaboration across multiple media such as voice, video and text and modes of communications such as calls or conferences.

Multimedia Session Management

At the core of our architecture, SIP based Avaya Aura Session Manager centralizes communications control and application integration. Avaya Aura Session Manager orchestrates a wide array of communication and collaboration applications and systems by decoupling them from the network. Applications can be deployed to individual users based on their need, rather than by where they work or the capabilities of the system to which they are connected. Avaya Aura Session Manager reduces complexity and provides the foundation for broader unified communications and collaboration strategies. We believe the SIP protocol has long term potential, given its interoperability and functional depth.

Unique End User Experiences
The Avaya Flare Experience, Avaya one-X Communicator and Avaya one-X Mobile clients leverage the Avaya Aura technology and its session control and management, presence, unified communications features and services, and application creation and enablement capabilities. Social network interfaces to services, such as Facebook, allow for integrated directories across platforms. Users can access Microsoft Exchange services, such as e-mail, contacts and calendar, directly from a user’s contact card and, via the Avaya Aura Presence Services, can exchange instant message and presence information with Microsoft Lync users (i.e., Microsoft Communicator clients). Point-to-point video calls do not require a separate video conferencing server, and multi-party conferencing is enabled by Avaya Aura Conferencing.
The Avaya Collaboration Environment is a middle-ware platform that abstracts the core Avaya Aura system and allows developers with common web and JAVA programming skills to develop innovative applications that can be sequenced into a communications session. For example a customer escalation registered in an insurance claims application could start an Avaya Collaboration Environment workflow that would automatically find and join the customer, the claims adjuster and claims manager via email or SMS and bring them into a video conferencing session. Tens of calling, messaging, video and conferencing functions can be invoked and combined by applications. We believe this allows our customers to generate more business value from their Avaya products while increasing Avaya’s business relevance and visibility.

Management and Orchestration
Ease of management and operations are essential to customers. Whether in Contact Center or Networking or Video, we believe our management products permit efficiency of operations and better overall performance. Our management products cover a wide range of functions, from initial provisioning to monitoring and orchestration of components to enable networking of communications services. Simple and consistent management is integral part of our design philosophy and our current products result from accumulated experience and long term investments.

Enterprise and Cloud Deployment Options
While Avaya’s unified communication offerings, including its comprehensive video portfolio and Avaya’s contact center products, have traditionally been deployed on a customer’s premise, the underlying distributed architecture enables a broader range of deployment options. Supporting customers looking to shift all or a portion of their communication and collaboration investment from capital expense to operating expense, Avaya’s unified communications and contact center products and services can be deployed in public, private, hybrid and managed cloud models by small, to mid-market, to large enterprises and by service providers and systems integrators. Further, through comprehensive monitoring technologies, these products and services can also be deployed as managed services.

Advanced Routing and Switching Protocols
Avaya offers routing switches and wireless products that embed advanced protocols such as SPB that are at the forefront of the networking industry to help address issues that we believe are present in the marketplace, such as multicast of large numbers of video streams and network isolation. We believe our continued investment in this domain contributes to our differentiation and ability to compete in the networking space.

Additional Technologies
In addition to Session Management, we use technologies including:

•
Messaging and Presence via SIP/SIMPLE and XMPP: the Avaya Aura Presence Services collects, publishes, aggregates and federates rich presence and enables instant messaging using SIP/SIMPLE and XMPP standards, providing interoperability with systems from other vendors, including but not limited to Microsoft and IBM.

•
Platform Services: Avaya’s products are designed for extensibility, allowing customers, systems integrators, and ISVs using industry standard protocols and interfaces to develop new applications and to seamlessly integrate with the underlying capabilities of the communication and collaboration infrastructure; we provide REST APIs and connectors so that developers can build applications that use Avaya Aura functionality to make calls, create videoconferences, send SMS and more.

•
Cross Operating System, or OS, Support: our software applications run on a broad range of operating systems including, but not limited to, Microsoft Windows, Apple MAC OS, Google Android and Blackberry. We also support virtualization to not only reduce the physical server footprint using hypervisor technology to run multiple applications concurrently on a single physical platform but also facilitate certain tasks such as system expansion or recovery.

•
High Quality/Low Bandwidth Video: Avaya’s Video products and services are able to deliver high quality video while minimizing bandwidth consumption and responding to adverse network conditions through the use of dual 1080p/60fps video channels, H.264 High Profile for bandwidth efficiency and cascading media to optimize bandwidth between sites and H.264 Scalable Video Coding, or SVC, technology to maintain quality video during times of intermittent network congestion or packet loss situations.

•	Virtualization is used in our core Avaya Aura portfolio to decrease the supporting hardware cost but also to enable operations resilience and facilitate scalability.

•
Resilient data networking: our data portfolio provides highly resilient IPv4 and IPv6 routing services, with redundant hardware components, forwarding and restart capabilities that minimize interruptions, including one of the industry’s few sub second failover capabilities.

•
WebRTC is a new evolving technology that Avaya intends to leverage to evolve a new stage of Unified Communications. Using the client server approach, WebRTC allows for dynamically instantiated communication clients to be supported directly from HTML 5 browsers supporting the capability. High resolution codecs transport real time voice and video, and the user interface can be customized via server software based on the needs of the user. This flexibility allows for built for purpose user interface making unified communications fit the need of specific businesses, indeed, the specific need of the user within the business.

•
Big Data: by leveraging the power of large unstructured data stores, important information streams from multi-vendor systems and customer support infrastructure can be aggregated. Unleashing powerful analytic algorithms then provides specialized information for the user. The end result is the ability to have customer specific applications that bridge beyond the silos presented by the current version of Unified Communication or Contact Center technology. Avaya’s speech analytics capability, the Advanced Phonetic Speech Tool, analyzes recordings of contact center calls, conference calls, client meetings, and employee sessions-essentially any live or recorded communications content. It helps to ensure that agents are adhering to any required scripts and can check against industry regulations or corporate security requirements. For example, insurers may need to tell buyers they have up to 14 days to cancel a purchase, financial analysts may need to notify clients about transaction processing times, and medical entities must comply with HIPAA requirements or other regulatory mandates. Avaya’s product automates testing these processes and provides a compliance record. New applications based on analytics are expected to include Internet of Things, machine to machine and machine to person communications.

Our Go-To-Market Strategy
Our global go-to-market strategy is designed to focus and strengthen our reach and impact on large multinational enterprises, mid-market and more regional enterprises and small businesses. We are a business-to-business, or B2B, sales model. Our flexible go-to-market strategy is to serve our customers the way they prefer to work with us, either directly with Avaya or through our indirect sales channel, which includes our global network of alliance partners, distributors, dealers, value-added resellers, telecommunications service providers and system integrators. Our sales organizations are equipped with a broad product and software portfolio, complemented with services offerings including product support, integration and professional and managed services.
The Avaya sales organization is globally deployed with direct and indirect (e.g., channel partner) presence in more than 160 countries. We continue to focus on efficient deployment of Avaya sales resources, both directly and indirectly, for maximum market penetration and global growth. Our investment in our sales organization includes training curricula to support the evolution of our sales strategy toward a solutions-based sales process targeted at helping businesses reduce costs, lower risk, be competitive, and grow their revenues. The program includes sales process, skills and solutions curricula for all roles within our sales organization.
We continue to better align our go-to-market strategy for our products and services with the enterprise and mid-market customer bases. We have been deploying new customer segmentation and enhanced geographic emphasis while leveraging our existing and new channel partners. This has generated momentum in our mid-market efforts. During the first quarter of fiscal 2014, we have brought additional industry-seasoned sales and technical personnel into customer and partner facing roles.

Financial Results Summary
Our revenue for the six months ended March 31, 2014 and 2013 was $2,191 million and $2,293 million, respectively, a decrease of $102 million or 4%. Our revenue for the six months ended March 31, 2014 decreased as compared to the corresponding period in the prior year, primarily as a result of lower customer spending on unified communications products, particularly gateways and legacy Nortel phones and platform products which in turn contributed to lower maintenance and professional services revenues. We believe these declines are primarily attributable to customers choosing not to upgrade their systems in a cautious spending environment. The decline in gateway sales may be in part impacted by better utilization of SIP technology, which enables our customers to run their communications networks more efficiently. We believe the decrease in our product revenues may also be due in part to a growing market trend around Cloud consumption preferences with more customers exploring OpEx models as opposed to CapEx models for procuring technology. Increasingly, to manage costs and efficiencies, customers are exploring a shift to OpEx models, also referred to as "spend-as-you-go" models, where they pay a fee for business collaboration and communications services but the underlying solutions, infrastructure and personnel are owned and managed by the equipment vendor or a managed services or Cloud provider, as opposed to CapEx models that require them to invest in and own the solutions, infrastructure and personnel. We believe the market trend toward OpEx models will continue as we see an increasing number of opportunities and requests for proposal based on the OpEx model, where contract values are usually larger, however, the associated revenues are recognized over a longer period, typically three to seven years.
The Company has maintained its focus on profitability levels and investing in future results and continued to initiate cost savings programs designed to streamline its operations, generate cost savings, and eliminate overlapping processes and expenses associated with various acquisitions and in response to the global economic downturn. These cost savings programs have included: (1) reducing headcount, (2) relocating certain job functions to lower cost geographies, including service delivery, customer care, research and development, human resources and finance, (3) eliminating real estate costs associated with unused or under-utilized facilities and (4) implementing gross margin improvement and other cost reduction initiatives. During the six months ended March 31, 2014 and 2013, the Company incurred restructuring charges of $49 million and $102 million, respectively. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future and the costs of those actions could be material.
Operating income for the six months ended March 31, 2014 and 2013 was $87 million and $30 million, respectively, an increase of $57 million. The increase in operating income is primarily attributable to lower restructuring charges and the continued benefit from our cost savings initiatives partially offset by the decrease in revenues described above and $35 million of additional depreciation associated with the Company's Westminster, Colorado facility which we are in the process of vacating as we move to a more cost efficient facility in Colorado.
Operating income for the six months ended March 31, 2014 and 2013 includes non-cash expenses for depreciation and amortization of $237 million and $222 million and share-based compensation of $14 million and $3 million for each of the periods, respectively.
On March 31, 2014, the Company completed the sale of its ITPS business, which provides specialized information technology professional services exclusively to government customers in the U.S., for $98 million net of $2 million in costs to sell, subject to working capital and other customary price adjustments. As a result of management's plan to divest the ITPS business, the results of operations and assets and liabilities of the ITPS business have been classified as discontinued operations in all periods presented. Income from discontinued operations for the six months ended March 31, 2014 was $30 million and compares to a loss from discontinued operations for the six months ended March 31, 2013 of $76 million. Income from discontinued operations for the six months ended March 31, 2014 included the gain on the sale of the ITPS business of $49 million. Loss from discontinued operations for the six months ended March 31, 2013 included an $89 million impairment charge to the goodwill of the ITPS business.
Net loss for the six months ended March 31, 2014 and 2013 was $150 million and $277 million, respectively. The decrease in our net loss is primarily attributable to the increases in operating income and income from discontinued operations as described above, partially offset by increases in income taxes and interest expense for the six months ended March 31, 2014 as compared to the six months ended March 31, 2013. Net loss for the six months ended March 31, 2014 and 2013 also includes losses on extinguishment of debt of $4 million and $6 million and costs incurred in connection with modifications to certain credit facilities of $2 million and $18 million for each of the periods, respectively.

Results From Operations
Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013
Revenue
Our revenue for the three months ended March 31, 2014 and 2013 was $1,060 million and $1,086 million, respectively, a decrease of $26 million or 2%. The following table sets forth a comparison of revenue by portfolio:

	Three months ended March 31,
	2014	2013	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
In millions			2014	2013
GCS	$476	$473	45%	44%	1%	1%
Networking	56	56	5%	5%	0%	0%
Total ECS product revenue	532	529	50%	49%	1%	1%
AGS	528	557	50%	51%	(5)%	(4)%
Total revenue	$1,060	$1,086	100%	100%	(2)%	(2)%
GCS revenue for the three months ended March 31, 2014 and 2013 was $476 million and $473 million, respectively, an increase of $3 million. The increase in GCS revenue is primarily attributable to higher sales of our contact center products. The increases in GCS revenue were partially offset by lower sales of our unified communications products.
Networking revenue for the three months ended March 31, 2014 and 2013 was $56 million and $56 million, respectively.
AGS revenue for the three months ended March 31, 2014 and 2013 was $528 million and $557 million, respectively, a decrease of $29 million or 5%. The decrease in AGS revenue was primarily due to lower maintenance and professional services revenues as a result of lower product sales in prior periods and the unfavorable impact of foreign currency. These decreases in AGS revenue were partially offset by higher revenues from Cloud and managed services performed under contracts entered into in prior periods.
The following table sets forth a comparison of revenue by location:

	Three months ended March 31,
	2014	2013	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
In millions			2014	2013
U.S.	$532	$560	50%	52%	(5)%	(5)%
International:
EMEA	313	298	29%	27%	5%	3%
APAC - Asia Pacific	112	116	11%	11%	(3)%	(1)%
Americas International - Canada and Latin America	103	112	10%	10%	(8)%	(1)%
Total International	528	526	50%	48%	0%	1%
Total revenue	$1,060	$1,086	100%	100%	(2)%	(2)%
Revenue in the U.S. for the three months ended March 31, 2014 and 2013 was $532 million and $560 million, respectively, a decrease of $28 million or 5%. The decrease in U.S. revenue was primarily attributable to lower revenues from maintenance and professional services and lower sales associated with our our unified communications products. These decreases in U.S. revenue were partially offset by higher sales associated with our contact center products. Revenue in EMEA for the three months ended March 31, 2014 and 2013 was $313 million and $298 million, respectively, an increase of $15 million or 5%. The increase in EMEA revenue was primarily attributable to higher sales associated with our unified communication products, the successful completion of our networking deployment at the Sochi Olympics and the favorable impact of foreign currency. Revenue in APAC for the three months ended March 31, 2014 and 2013 was $112 million and $116 million, respectively, a decrease of $4 million or 3%. The decrease in APAC revenue is primarily attributable to lower sales associated with our contact center products, lower maintenance services revenue and the unfavorable impact of foreign currency. Revenue in Americas International was $103 million and $112 million for the three months ended March 31, 2014 and 2013, respectively, a decrease of $9 million or 8%. The decrease in Americas International revenue was primarily attributable to lower sales associated with our unified communications products which contributed to lower revenue from maintenance services primarily in Canada and the unfavorable impact of foreign currency. The decreases in Americas International revenue were partially offset by higher sales associated with our contact center products.
We sell our products directly to end users and through an indirect sales channel. The following table sets forth a comparison of revenue from sales of products by channel:

	Three months ended March 31,
	2014	2013	Percentage of Total ECS Product Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
In millions			2014	2013
Direct	$131	$125	25%	24%	5%	4%
Indirect	401	404	75%	76%	(1)%	—%
Total ECS product revenue	$532	$529	100%	100%	1%	1%

Gross Profit
The following table sets forth a comparison of gross profit by segment:

	Three months ended March 31,
	Gross Profit		Gross Margin		Change
In millions	2014	2013	2014	2013	Amount	Pct.
GCS	$304	$270	63.9%	57.1%	$34	13%
Networking	26	23	46.4%	41.1%	3	13%
ECS	330	293	62.0%	55.4%	37	13%
AGS	289	301	54.7%	54.0%	(12)	(4)%
Unallocated amounts	(22)	(15)	(1)	(1)	(7)	(1)
Total	$597	$579	56.3%	53.3%	$18	3%

(1)	Not meaningful
Gross profit for the three months ended March 31, 2014 and 2013 was $597 million and $579 million, respectively, an increase of $18 million or 3%. The increase is primarily attributable to continued improvement in our customer discount discipline and the success of our gross margin improvement initiatives. Our gross margin improvement initiatives include exiting facilities, reducing the workforce, relocating positions to lower-cost geographies, productivity improvements, and obtaining better pricing from our contract manufacturers and transportation vendors. These increases in gross profit were partially offset by the decreases in sales volume and $6 million of additional depreciation related to the change in the estimates of salvage value and useful life of the Company's Westminster, Colorado facility. As a result of the above factors, gross margin increased to 56.3% for the three months ended March 31, 2014 from 53.3% for the three months ended March 31, 2013.
GCS gross profit for the three months ended March 31, 2014 and 2013 was $304 million and $270 million, respectively, an increase of $34 million or 13%. The increase in GCS gross profit is primarily due to continued improvement in our customer discount discipline and the success of our gross margin improvement initiatives discussed above. Primarily as a result of these factors, GCS gross margin increased to 63.9% for the three months ended March 31, 2014 compared to 57.1% for the three months ended March 31, 2013.
Networking gross profit for the three months ended March 31, 2014 and 2013 was $26 million and $23 million, respectively, an increase of $3 million or 13%. Networking gross margin increased to 46.4% for the three months ended March 31, 2014 from 41.1% for the three months ended March 31, 2013. The increases in Networking gross profit and margin were primarily attributable to the Company's successful completion of its networking deployment at the Sochi Olympics.
AGS gross profit for the three months ended March 31, 2014 and 2013 was $289 million and $301 million, respectively, a decrease of $12 million or 4%. The decrease in AGS gross profit is primarily due to lower services revenue partially offset by the continued benefit from our gross margin improvement initiatives discussed above. We have redesigned the Avaya support website and continue to transition our customers from an agent-based support model to a self-service/web-based support model. These improvements have allowed us to reduce the workforce and relocate positions to lower-cost geographies. Primarily as a result of these factors, AGS gross margin increased to 54.7% for the three months ended March 31, 2014 compared to 54.0% for the three months ended March 31, 2013.
Unallocated amounts for the three months ended March 31, 2014 and 2013 include the effect of the amortization of acquired technology intangibles and costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level. The increase in unallocated costs is primarily due to $6 million of additional depreciation related to the change in the estimates of salvage value and useful life of the Company's Westminster, Colorado facility.
Operating Expenses

	Three months ended March 31,
	2014	2013	Percentage of Revenue		Change
In millions			2014	2013	Amount	Pct.
Selling, general and administrative	$397	$379	37.5%	34.9%	$18	5%
Research and development	101	113	9.5%	10.4%	(12)	(11)%
Amortization of intangible assets	57	57	5.4%	5.2%	—	0%
Restructuring charges, net	42	18	4.0%	1.7%	24	133%
Total operating expenses	$597	$567	56.4%	52.2%	$30	5%
Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2014 and 2013 were $397 million and $379 million, respectively, an increase of $18 million. The increase was primarily the result of the expense of the marketing rights we obtained to the Sochi Olympics and $8 million of additional depreciation related to the change in the estimates of salvage value and useful life of the Company's Westminster, Colorado facility.
Research and development ("R&D") expenses for the three months ended March 31, 2014 and 2013 were $101 million and $113 million, respectively, a decrease of $12 million. The decrease was primarily due to lower expenses associated with our cost savings initiatives discussed above, partially offset by $5 million of additional depreciation related to the change in the estimates of salvage value and useful life of the Company's Westminster, Colorado facility.
Amortization of intangible assets was $57 million for the three months ended March 31, 2014 and 2013.
Restructuring charges, net, for the three months ended March 31, 2014 and 2013 were $42 million and $18 million, respectively, an increase of $24 million. The Company continued to identify opportunities to streamline its operations and generate cost savings which included consolidating and exiting facilities and eliminating employee positions. Restructuring charges recorded during the three months ended March 31, 2014 include employee separation costs of $39 million and lease obligations of $3 million. Restructuring charges recorded during the three months ended March 31, 2013 include employee separation costs of $9 million and lease obligations of $9 million.
Operating Income
For the three months ended March 31, 2014, operating income was $0 compared to $12 million for the three months ended March 31, 2013.
Operating income for the three months ended March 31, 2014 and 2013 includes non-cash expenses for depreciation and amortization of $118 million and $107 million and share-based compensation of $8 million and $1 million for each of the periods, respectively.
Interest Expense
Interest expense for the three months ended March 31, 2014 and 2013 was $116 million and $116 million, respectively, which includes non-cash interest expense of $5 million and $6 million, respectively. Non-cash interest expense for each period includes amortization of debt issuance costs and accretion of debt discount. Cash interest expense for the three months ended March 31, 2014 and 2013, was $111 million and $110 million, respectively. Increases in cash interest expense as a result of certain debt refinancing transactions that occurred during fiscal 2013 were offset by decreases in our cash interest expense that resulted from the expiration of certain unfavorable interest rate swap contracts in prior periods.
During fiscal 2013, the Company completed a series of transactions which allowed the Company to refinance term loans under its senior secured credit facilities that originally matured October 26, 2014 and substantially all of its senior unsecured notes that were scheduled to mature on November 1, 2015. As a result of these debt refinancing transactions, the interest rate associated with the portion of the Company's debt that was refinanced increased. See Note 8, "Financing Arrangements" to our unaudited interim Consolidated Financial Statements for further details.

Loss on Extinguishment of Debt
During the three months ended March 31, 2014, we recognized a loss on extinguishment of debt of $4 million in connection with the refinancing of $1,138 million aggregate principal amount of term B-5 loans with the cash proceeds from the issuance of term B-6 loans. During the three months ended March 31, 2013, we recognized a loss on extinguishment of debt of $3 million in connection with the refinancing of $584 million of outstanding term B-1 loans. In each period, the loss represents the difference between the reacquisition price and the carrying value (including unamortized discount and debt issues costs) of the debt. See Note 8, "Financing Arrangements" to our unaudited interim Consolidated Financial Statements for further details.
Other (Expense) Income, Net
Other expense, net, for the three months ended March 31, 2014 was $2 million as compared to other income, net of $2 million for the three months ended March 31, 2013.
Other expense, net, for the three months ended March 31, 2014 includes net foreign currency transaction losses of $2 million and a translation loss associated with the remeasurement of the monetary assets and liabilities of our Venezuelan subsidiary of $2 million. Based on recent developments related to the foreign exchange process in Venezuela, the Company has changed the exchange rate used to remeasure its Venezuelan subsidiary's monetary assets and liabilities from the official exchange rate as established by the Venezuelan government to the "Complimentary System of Foreign Currency Acquirement" ("SICAD") rate.
Other income, net for the three months ended March 31, 2013 includes net foreign currency transaction gains of $17 million partially offset by a translation loss recognized in connection with the devaluation of the bolivar by the Venezuela government in February 2013 of $1 million and third party fees incurred in connection with debt modifications of $14 million.
Income Taxes of Continuing Operations
The provision for income taxes of continuing operations for the three months ended March 31, 2014 was $1 million, as compared to $7 million for the three months ended March 31, 2013.
The effective income tax rate for the three months ended March 31, 2014 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss in the Consolidated Statements of Operations (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) recognition of an $8 million income tax benefit as a result of net gains in other comprehensive income, and (4) recognition of a $22 million income tax benefit as a result of net gains in income from discontinued operations.
During the three months ended March 31, 2014, the Company recorded a tax charge of $8 million to other comprehensive income primarily relating to gains associated with the Company's pension benefits and a tax charge of $22 million to discontinued operations. As a result of the charge to other comprehensive income and discontinued operations for these tax effects the Company recognized an income tax benefit in continuing operations and less current period valuation allowance was required against the Company's deferred tax assets.
The effective income tax rate for the three months ended March 31, 2013 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss in the Consolidated Statement of Operations, (2) changes in the valuation allowance established against the Company’s deferred tax assets, and (3) the recognition of a $14 million income tax benefit as a result of net gains in other comprehensive income.
During the three months ended March 31, 2013, the Company recorded a tax charge of $14 million to other comprehensive income primarily relating to gains associated with the Company's pension benefits. As a result of the charge to other comprehensive income for this tax effect the Company recognized an income tax benefit in continuing operations and less current period valuation allowance was required against the Company's deferred tax assets.
The Company files corporate income tax returns with the federal government in the U.S. and with multiple U.S. state and local jurisdictions and non-U.S. tax jurisdictions. In the ordinary course of business these income tax returns will be examined by the tax authorities. The Company believes that it is reasonably possible that its reserve for uncertain tax positions may be reduced by up to $20 million within the next twelve months as a result of the expected settlement of several outstanding income tax matters.
Income (Loss) from Discontinued Operations, Net of Income Taxes
Income from discontinued operations, net of income taxes for the three months ended March 31, 2014 was $27 million and compares to a loss from discontinued operations, net of tax benefit for the three months ended March 31, 2013 of $80 million. On March 31, 2014, the Company completed the sale of its ITPS business for $98 million net of $2 million in costs to sell, subject to working capital and other customary price adjustments. Income from discontinued operations for the three months ended March 31, 2014 included the gain on the sale of the ITPS business of $49 million. Loss from discontinued operations for the three months ended March 31, 2013 included an $89 million impairment charge to the goodwill of the ITPS business. See

Note 4, "Divestiture of Government IT Professional Services Business," to our unaudited interim Consolidated Financial Statements for further details.
Six Months Ended March 31, 2014 Compared with Six Months Ended March 31, 2013
Revenue
Our revenue for the six months ended March 31, 2014 and 2013 was $2,191 million and $2,293 million, respectively, a decrease of $102 million or 4%. The following table sets forth a comparison of revenue by portfolio:

	Six months ended March 31,
	2014	2013	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
In millions			2014	2013
GCS	$983	$1,046	45%	46%	(6)%	(6)%
Networking	123	114	5%	5%	8%	8%
Total ECS product revenue	1,106	1,160	50%	51%	(5)%	(5)%
AGS	1,085	1,133	50%	49%	(4)%	(4)%
Total revenue	$2,191	$2,293	100%	100%	(4)%	(4)%
GCS revenue for the six months ended March 31, 2014 and 2013 was $983 million and $1,046 million, respectively, a decrease of $63 million or 6%. The decrease in GCS revenue was primarily attributable to lower customer spend on unified communications products in a cautious spending environment as discussed above.
Networking revenue for the six months ended March 31, 2014 and 2013 was $123 million and $114 million, respectively, an increase of $9 million or 8%. The increase in Networking revenue is primarily attributable to several new product launches beginning in July 2013 and the Company's successful completion of its networking deployment at the Sochi Olympics.
AGS revenue for the six months ended March 31, 2014 and 2013 was $1,085 million and $1,133 million, respectively, a decrease of $48 million or 4%. The decrease in AGS revenue was primarily due to lower maintenance and professional services revenues as a result of lower product sales. These decreases in AGS revenue were partially offset by higher revenue from Cloud and managed services performed under contracts entered into in prior periods.
The following table sets forth a comparison of revenue by location:

	Six months ended March 31,
	2014	2013	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
In millions			2014	2013
U.S.	$1,136	$1,197	52%	52%	(5)%	(5)%
International:
EMEA	616	629	28%	28%	(2)%	(4)%
APAC - Asia Pacific	226	239	10%	10%	(5)%	(3)%
Americas International - Canada and Latin America	213	228	10%	10%	(7)%	(1)%
Total International	1,055	1,096	48%	48%	(4)%	(3)%
Total revenue	$2,191	$2,293	100%	100%	(4)%	(4)%
Revenue in the U.S. for the six months ended March 31, 2014 and 2013 was $1,136 million and $1,197 million, respectively, a decrease of $61 million or 5%. The decrease in U.S. revenue was primarily attributable to lower sales associated with our unified communications products which contributed to lower revenues from maintenance and professional services. These decreases in U.S. revenue were partially offset by higher sales of our contact center and networking products and higher revenue from Cloud and managed services performed under contracts entered into in prior periods. Revenue in EMEA for the six months ended March 31, 2014 and 2013 was $616 million and $629 million, respectively, a decrease of $13 million or 2%. The decrease in EMEA revenue was primarily attributable to lower sales associated with our unified communications and contact center products, which contributed to lower revenues from maintenance and professional services. These decreases in EMEA revenue were partially offset by higher revenue from Cloud and managed services performed under contracts entered into in prior periods, the Company's successful completion of its networking deployment at the Sochi Olympics, and the favorable impact of foreign currency. Revenue in APAC for the six months ended March 31, 2014 and 2013 was $226 million and $239 million, respectively, a decrease of $13 million or 5%. The decrease in APAC revenue was primarily attributable to lower sales associated with our unified communications and contact center products and the unfavorable impact of foreign currency. These decreases in APAC revenue were partially offset by higher revenue from Cloud and managed services performed under contracts entered into in prior periods. Revenue in Americas International was $213 million and $228 million for the six months ended March 31, 2014 and 2013, respectively, a decrease of $15 million or 7%. The decrease in Americas International revenue was primarily attributable to lower sales associated with our unified communications products which contributed to lower revenue from maintenance services and the unfavorable impact of foreign currency.
We sell our products directly to end users and through an indirect sales channel. The following table sets forth a comparison of revenue from sales of products by channel:

	Six months ended March 31,
	2014	2013	Percentage of Total ECS Product Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
In millions			2014	2013
Direct	$280	$266	25%	23%	5%	5%
Indirect	826	894	75%	77%	(8)%	(7)%
Total ECS product revenue	$1,106	$1,160	100%	100%	(5)%	(5)%
Gross Profit
The following table sets forth a comparison of gross profit by segment:

	Six months ended March 31,
	Gross Profit		Gross Margin		Change
In millions	2014	2013	2014	2013	Amount	Pct.
GCS	$618	$619	62.9%	59.2%	(1)	—%
Networking	58	45	47.2%	39.5%	13	29%
ECS	676	664	61.1%	57.2%	12	2%
AGS	598	612	55.1%	54.0%	(14)	(2)%
Unallocated amounts	(37)	(38)	(1)	(1)	1	(1)
Total	$1,237	$1,238	56.5%	54.0%	(1)	—%

(1)	Not meaningful
Gross profit for the six months ended March 31, 2014 and 2013 was $1,237 million and $1,238 million, respectively, a decrease of $1 million or less than one percent. The decrease is primarily attributable to a decrease in sales volume, $6 million of additional depreciation related to the change in the estimates of salvage value and useful life of the Company's Westminster, Colorado facility and the effect of a $5 million benefit associated with the release of contingent liability during six months ended March 31, 2013, related to a labor matter in EMEA that we released as a result of a favorable court ruling. These decreases in gross profit were partially offset by the continued improvement in our customer discount discipline, the success of our gross margin improvement initiatives, and the impact of lower amortization of acquired technology intangible assets. Our gross margin improvement initiatives include exiting facilities, reducing the workforce, relocating positions to lower-cost geographies, productivity improvements, and obtaining better pricing from our contract manufacturers and transportation vendors. As a result of the above factors, gross margin increased to 56.5% for the six months ended March 31, 2014 from 54.0% for the six months ended March 31, 2013.
GCS gross profit for the six months ended March 31, 2014 and 2013 was $618 million and $619 million, respectively, a decrease of $1 million or less than one percent. The decrease in GCS gross profit is primarily due to the decrease in sales volume. This decrease in gross profit was partially offset by the continued improvement in our customer discount discipline and the success of our gross margin improvement initiatives discussed above. As a result of the above factors, GCS gross margin increased to 62.9% for the six months ended March 31, 2014 compared to 59.2% for the six months ended March 31, 2013.
Networking gross profit for the six months ended March 31, 2014 and 2013 was $58 million and $45 million, respectively, an increase of $13 million or 29%. Networking gross margin increased to 47.2% for the six months ended March 31, 2014 from 39.5% for the six months ended March 31, 2013. The increases in Networking gross profit and margin were due to higher revenues associated with several new product launches beginning in July 2013 and the Company's successful completion of its networking deployment at the Sochi Olympics.
AGS gross profit for the six months ended March 31, 2014 and 2013 was $598 million and $612 million, respectively, a decrease of $14 million or 2%. The decrease in AGS gross profit is primarily due to lower services revenue and the effect of a $5 million benefit associated with the release of contingent liability during six months ended March 31, 2013, related to a labor matter in EMEA that we released as a result of a favorable court ruling. These decreases in AGS gross profit were partially offset by the continued benefit from our gross margin improvement initiatives discussed above. We have redesigned the Avaya support website and continue to transition our customers from an agent-based support model to a self-service/web-based support model. These improvements have allowed us to reduce the workforce and relocate positions to lower-cost geographies. As a result of the above factors, AGS gross margin increased to 55.1% for the six months ended March 31, 2014 compared to 54.0% for the six months ended March 31, 2013.
Unallocated amounts for the six months ended March 31, 2014 and 2013 include the effect of the amortization of acquired technology intangibles and costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level. The decrease in unallocated amounts is attributable to lower amortization associated with technology intangible assets acquired prior to fiscal 2013 offset by $6 million of additional depreciation related to the change in the estimates of salvage value and useful life of the Company's Westminster, Colorado facility.
Operating Expenses

	Six months ended March 31,
	2014	2013	Percentage of Revenue		Change
In millions			2014	2013	Amount	Pct.
Selling, general and administrative	$790	$760	36.1%	33.1%	$30	4%
Research and development	196	231	8.9%	10.1%	(35)	(15)%
Amortization of intangible assets	115	115	5.2%	5.0%	—	0%
Restructuring charges, net	49	102	2.2%	4.4%	(53)	(52)%
Total operating expenses	$1,150	$1,208	52.4%	52.6%	$(58)	(5)%
SG&A expenses for the six months ended March 31, 2014 and 2013 were $790 million and $760 million, respectively, an increase of $30 million. The increase was primarily due to $24 million of additional depreciation related to the change in the estimates of salvage value and useful life of the Company's Westminster, Colorado facility, the expense of the marketing rights we obtained to the Sochi Olympics and additional selling expenses to support our go-to-market strategy within the enterprise and mid-market customer bases. These increases in SG&A expenses were partially offset by our cost savings initiatives. Our cost savings initiatives include exiting and consolidating facilities, reducing the workforce and relocating positions to lower-cost geographies.
R&D expenses for the six months ended March 31, 2014 and 2013 were $196 million and $231 million, respectively, a decrease of $35 million. The decrease was primarily due to lower expenses associated with our cost savings initiatives discussed above. This decrease in R&D expense was partially offset by $5 million of additional depreciation related to the change in the estimates of salvage value and useful life of the Company's Westminster, Colorado facility.
Amortization of intangible assets was $115 million for the six months ended March 31, 2014 and 2013.
Restructuring charges, net, for the six months ended March 31, 2014 and 2013 were $49 million and $102 million, respectively, a decrease of $53 million. The Company continued to identify opportunities to streamline its operations and generate cost savings which included consolidating and exiting facilities and eliminating employee positions. Restructuring charges recorded during the six months ended March 31, 2014 include employee separation costs of $44 million and lease obligations of $5 million. Restructuring charges recorded during the six months ended March 31, 2013 include employee separation costs of $79 million and lease obligations of $23 million. The employee separation costs are primarily associated with employee severance actions in EMEA and the U.S. The EMEA approved plan provides for the elimination of 234 positions and resulted in a charge of $47 million. The separation charges include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. A voluntary program offered to certain management employees in the U.S. resulted in the elimination of 195 positions and resulted in a charge of $9 million. Restructuring charges for the six months ended March 31, 2013 includes lease obligations primarily related to the Company's Maidenhead, United Kingdom, Guilford, United Kingdom, and Highlands Ranch, Colorado facilities.
Operating Income
For the six months ended March 31, 2014, operating income was $87 million compared to $30 million for the six months ended March 31, 2013.

Operating income for the six months ended March 31, 2014 and 2013 includes non-cash expenses for depreciation and amortization of $237 million and $222 million and share-based compensation of $14 million and $3 million for each of the periods, respectively.
Interest Expense
Interest expense for the six months ended March 31, 2014 and 2013 was $235 million and $224 million, respectively, which includes non-cash interest expense of $9 million and $12 million, respectively. Non-cash interest expense for each period includes amortization of debt issuance costs and accretion of debt discount. Cash interest expense for the six months ended March 31, 2014 compared to the six months ended March 31, 2013 increased as a result of certain debt refinancing transactions that occurred during fiscal 2013 partially offset by a decrease in interest expense as a result of the expiration of certain unfavorable interest rate swap contracts.
During fiscal 2013, the Company completed a series of transactions which allowed the Company to refinance term loans under its senior secured credit facilities that originally matured October 26, 2014 and substantially all of its senior unsecured notes that were scheduled to mature on November 1, 2015. As a result of these debt refinancing transactions, the interest rate associated with the portion of the Company's debt that was refinanced increased. See Note 8, "Financing Arrangements" to our unaudited interim Consolidated Financial Statements for further details.
Loss on Extinguishment of Debt
During the six months ended March 31, 2014, we recognized a loss on extinguishment of debt of $4 million in connection with the refinancing of $1,138 million aggregate principal amount of term B-5 loans with the cash proceeds from the issuance of term B-6 loans. During the six months ended March 31, 2013, we recognized a loss on extinguishment of debt of $6 million in connection with (1) the issuance of our 9% Senior Secured Notes and the payment of $284 million of our term B-5 loans and (2) the refinancing of $584 million of outstanding term B-1 loans. In each period, the loss represents the difference between the reacquisition price and the carrying value (including unamortized discount and debt issues costs) of the debt. See Note 8, "Financing Arrangements" to our unaudited interim Consolidated Financial Statements for further details.
Other Expense, Net
Other expense, net, for the six months ended March 31, 2014 was $1 million as compared to other expense, net of $4 million for the six months ended March 31, 2013.
Other expense, net, for the six months ended March 31, 2014 includes a translation loss recognized in connection with the remeasurement of the monetary assets and liabilities of our Venezuelan subsidiary of $2 million. Based on recent developments related to the foreign exchange process in Venezuela, the Company has changed the exchange rate used to remeasure its Venezuelan subsidiary's monetary assets and liabilities from the official exchange rate as established by the Venezuelan government to the SICAD rate.
Other expense, net for the six months ended March 31, 2013 includes third party fees incurred in connection with debt modifications of $18 million and a $1 million translation loss recognized in connection with the devaluation of the bolivar by the Venezuela government in February 2013. These other expenses were partially offset by net foreign currency transaction gains of $15 million.
(Provision for) Benefit from Income Taxes
The provision for income taxes of continuing operations for the six months ended March 31, 2014 was $27 million, as compared to the benefit from income taxes of continuing operations of $3 million for the six months ended March 31, 2013.
The effective income tax rate for the six months ended March 31, 2014 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss in the Consolidated Statements of Operations, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) recognition of an $8 million income tax benefit as a result of net gains in other comprehensive income, and (4) recognition of a $22 million income tax benefit as a result of net gains in income from discontinued operations.
During the six months ended March 31, 2014, the Company recorded a tax charge of $8 million to other comprehensive income primarily relating to gains associated with the Company's pension benefits and a tax charge of $22 million to discontinued operations. As a result of the charge to other comprehensive income and discontinued operations for these tax effects the Company recognized an income tax benefit in continuing operations and less current period valuation allowance was required against the Company's deferred tax assets.
The effective rate for the six months ended March 31, 2013 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss in the Consolidated Statement of Operations, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) $17 million of income tax benefit recognized upon the expiration of certain interest rate swaps, and (4) the recognition of a $16 income tax benefit as a result of net gains in other comprehensive income.
During the six months ended March 31, 2013, the Company recorded a tax charge of $16 million to other comprehensive income primarily relating to gains associated with the Company's pension benefits. As a result of the charge to other comprehensive income for this tax effect the Company recognized an income tax benefit in continuing operations and less current period valuation allowance was required against the Company's deferred tax assets.
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
The Company files corporate income tax returns with the federal government in the U.S. and with multiple U.S. state and local jurisdictions and non-U.S. tax jurisdictions. In the ordinary course of business these income tax returns will be examined by the tax authorities. The Company believes that it is reasonably possible that its reserve for uncertain tax positions may be reduced by up to $20 million within the next twelve months as a result of the expected settlement of several outstanding income tax matters.
Income (Loss) from Discontinued Operations, Net of Income Taxes
Income from discontinued operations for the six months ended March 31, 2014 was $30 million and compares to a loss from discontinued operations for the six months ended March 31, 2013 of $76 million. On March 31, 2014, the Company completed the sale of its ITPS business for $98 million net of $2 million in costs to sell, subject to working capital and other customary price adjustments. Income from discontinued operations for the six months ended March 31, 2014 includes the gain on the sale of the ITPS business of $49 million. Loss from discontinued operations for the six months ended March 31, 2013 included the impact of an $89 million impairment charge to goodwill. See Note 4, "Divestiture of Government IT Professional Services Business," to our unaudited interim Consolidated Financial Statements for further details.
Liquidity and Capital Resources
Cash and cash equivalents increased by $96 million to $384 million at March 31, 2014 from $288 million at September 30, 2013. We expect our existing cash balance, cash generated by operations and borrowings available under our credit facilities to be our primary sources of short-term liquidity. Based on our current level of operations, we believe these sources will be adequate to meet our liquidity needs for at least the next twelve months. Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. As part of our analysis, we have assessed the implications of recent financial events on our current business and determined that these market conditions have not resulted in an inability to meet our obligations as they come due in the ordinary course of business and have not had a significant impact on our liquidity as of March 31, 2014. However, we cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under our credit facilities in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs.

Sources and Uses of Cash
The following table provides the condensed statement of cash flows for the six months ended March 31, 2014 and 2013:

	Six months ended March 31,
In millions	2014	2013
Net cash (used for) provided by:
Net loss	$(150)	$(277)
Income (loss) from discontinued operations, net of income taxes	30	(76)
Income (loss) from continuing operations	(180)	(201)
Adjustments to net loss for non-cash items	240	212
Changes in operating assets and liabilities	(28)	68
Continuing operating activities	32	79
Discontinued operating activities	4	9
Operating activities	36	88
Continuing investing activities	(9)	(59)
Discontinued investing activities	98	—
Investing activities	89	(59)
Financing activities	(28)	(59)
Effect of exchange rate changes on cash and cash equivalents	(1)	(5)
Net increase (decrease) in cash and cash equivalents	96	(35)
Cash and cash equivalents at beginning of period	288	337
Cash and cash equivalents at end of period	$384	$302
Operating Activities
Cash provided by operating activities was $36 million and $88 million for the six months ended March 31, 2014 and 2013, respectively.
Adjustments to reconcile net loss to net cash provided by operations for the six months ended March 31, 2014 and 2013 were $240 million and $212 million, and primarily consisted of depreciation and amortization of $237 million and $222 million, respectively.
During the six months ended March 31, 2014, changes in our operating assets and liabilities resulted in a net decrease in cash and cash equivalents of $28 million. The net decrease was driven by payments associated with our employee incentive programs, accrued interest, and business restructuring reserves established in previous periods. These decreases were partially offset by improvements in collection of accounts receivable, reductions in our inventory levels, and increases in deferred revenues attributable to a significant number of annual prepaid maintenance contracts that closed in January 2014.
During the six months ended March 31, 2013, changes in our operating assets and liabilities resulted in a net increase in cash and cash equivalents of $68 million. The net increase was driven by improvements in collection of accounts receivables, increases in deferred revenues attributable to a significant number of annual prepaid maintenance contracts closed in January 2013, and the effects of non-cash business restructuring reserves net of cash payments against our reserves. These increases in cash and cash equivalents were partially offset by the payment of accrued interest, payments associated with our employee incentive programs, and the pay down of accounts payable.
Investing Activities
Cash provided by investing activities was $89 million for the six months ended March 31, 2014 as compared to cash used by investing activities of $59 million for the six months ended March 31, 2013. On March 31, 2014, the Company completed the sale of its ITPS business for $98 million net of $2 million in costs to sell, subject to working capital and other customary adjustments. During the six months ended March 31, 2014 and 2013, cash used for investing activities also included capital expenditures of $59 million and $47 million, capitalized software development costs of $1 million and $10 million, and acquisitions of businesses, net of cash acquired of $11 million and $1 million, respectively. During the six months ended March 31, 2014 and 2013, proceeds from the sales of long-lived assets were $61 million and $9 million, respectively. Further, during the six months ended March 31, 2013, the Company advanced to Parent $10 million in exchange for a note receivable. The principal amount of this note plus any accrued and unpaid interest is due in full October 3, 2015 with interest at the rate of 0.93% per annum. The proceeds of this note were used by Parent to partially fund the second and final installment payment associated with an acquisition done in October 2011. Once the acquisition was complete, Parent immediately merged the acquired entity with and into the Company, with the Company surviving the merger.
Financing Activities
Cash used for financing activities was $28 million and $59 million for the six months ended March 31, 2014 and 2013, respectively and includes $19 million in scheduled debt repayments in each period. Cash flows from financing for the six months ended March 31, 2014 includes proceeds of $1,136 million from the issuance of term B-6 loans. The proceeds from the issuance were used to repay $1,138 million of term B-5 loans. Cash flows from financing activities for the six months ended March 31, 2013 includes proceeds of $589 million from the issuance of term B-5 loans and proceeds of $290 million from the issuance of 9% Senior Secures Notes. The proceeds from the issuance of the term B-5 loans were used to repay $584 million principal amount of our senior secured term B-1 loans and the proceeds from the issuance of the 9% Senior Secured Notes were used to repay $284 million principal amount of our term B-5 loans. Cash used for financing activities for the six months ended March 31, 2014 and 2013 also includes cash paid for debt issuance and debt modification costs of $10 million and $49 million, respectively.
Credit Facilities
We have entered into borrowing arrangements and further amended the arrangements with several financial institutions in connection with the Merger on October 26, 2007 and the acquisition of the enterprise solutions business of Nortel Networks Corporation in December 2009.
During the three months ended December 31, 2012, the Company completed three transactions which allowed the Company to refinance $848 million of term loans under its senior secured credit facilities that were scheduled to mature on October 26, 2014. These transactions were (1) an amendment and restatement of the senior secured credit facility and the senior secured multi-currency asset-based revolving credit facility on October 29, 2012 along with the extension of the maturity date of $135 million aggregate principal amount of term B-1 loans, (2) an amendment and restatement of the senior secured credit facility on December 21, 2012 along with the extension of the maturity date of $713 million aggregate principal amount of term B-1 loans and $134 million aggregate principal amount of term B-4 loans, and (3) the issuance on December 21, 2012 of $290 million of 9% senior secured notes due April 2019.
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
On April 15, 2014, the Company announced that it will redeem on May 15, 2014 100% of the aggregate principal amount of its 10.125% / 10.875% senior unsecured PIK-toggle notes and 9.75% senior unsecured cash-pay notes at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest, or $92 million and $58 million, respectively. The redemption will be funded through existing resources which may include any or a combination of cash on hand and borrowings under the Company's revolving credit facilities which expire in October 2016.
As of March 31, 2014, term loans outstanding under the senior secured credit facility include term B-3 loans, term B-4 loans, and term B-6 loans, with remaining face values (after all principal payments through March 31, 2014) of $2,115 million, $1 million, and $1,134 million, respectively. The Company regularly evaluates market conditions, its liquidity profile, and various financing alternatives for opportunities to enhance its capital structure. If opportunities are favorable, the Company may refinance existing debt or issue additional debt securities.
See Note 8, “Financing Arrangements,” to our unaudited interim Consolidated Financial Statements for further details.
Future Cash Requirements
Our primary future cash requirements will be to fund benefit obligations, debt service, capital expenditures and restructuring payments. In addition, we may use cash in the future to make strategic acquisitions.
Specifically, we expect our primary cash requirements for the remainder of fiscal 2014 to be as follows:

•
Benefit obligations—We estimate we will make payments under our pension and postretirement obligations totaling $159 million during the remainder of fiscal 2014. These payments include: $121 million to satisfy the minimum statutory funding requirements of our U.S. qualified plans, $3 million of payments under our U.S. benefit plans which are not pre-funded, $9 million under our non-U.S. benefit plans which are predominately not pre-funded, $23 million under our U.S. retiree medical benefit plan which is not pre-funded and $3 million under the agreements for represented retirees to post-retirement health trusts. See discussion in Note 12, “Benefit Obligations” to our unaudited interim Consolidated Financial Statements for further details of our benefit obligations.

•
Debt service—We expect to make payments of $386 million during the remainder of fiscal 2014 for principal and interest associated with our long-term debt, as refinanced. This includes the complete redemption of the Company's 10.125% / 10.875% senior unsecured PIK-toggle notes and 9.75% senior unsecured cash-pay notes at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest, or $92 million and $58 million, respectively. The redemption will be funded through existing resources which may include any or a combination of cash on hand and borrowings under the Company's revolving credit facilities which expire in October 2016. See discussion in Note 18, “Subsequent Event" to our unaudited interim Consolidated Financial Statements for further details.

•	Capital expenditures—We expect to spend approximately $67 million for capital expenditures and capitalized software development costs during the remainder of fiscal 2014.

•
Restructuring payments—We expect to make payments of approximately $44 million during the remainder of fiscal 2014 for employee separation costs and lease termination obligations associated with restructuring actions we have implemented through March 31, 2014.

•	Investment— On April 22, 2014, the Company paid $10 million for less than a 6% equity interest in an unaffiliated privately-held company.

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
Future Sources of Liquidity
We expect our existing cash balance, cash generated by operations and borrowings available under our credit facilities to be our primary sources of short-term liquidity. We expect that revenues from higher margin products and services and continued focus on accounts receivable, inventory management and cost containment will enable us to generate positive net cash from operating activities. Further, we continue to focus on cost reductions and have initiated restructuring plans during fiscal 2014 designed to reduce overhead and provide cash savings.

We are currently party to (a) a senior secured credit facility which consists of both term loans and a senior secured multi-currency revolver allowing for borrowings of up to $200 million, and (b) a multi-currency asset-based revolving credit facility which provides senior secured revolving financing of up to $335 million, subject to availability under a borrowing base - see Note 8, “Financing Arrangements” to our unaudited interim Consolidated Financial Statements.
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
Debt Ratings
As of March 31, 2014, we had a long-term corporate family rating of B3 with a negative outlook from Moody’s and a corporate credit rating of B- with a negative outlook from Standard & Poor’s. Our ability to obtain additional external financing and the related cost of borrowing may be affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies.
Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K filed with the SEC on November 22, 2013 and determined that there were no significant changes to our critical accounting policies in the six months ended March 31, 2014 except for recently adopted accounting guidance as discussed in Note 2, “Recent Accounting Pronouncements” to our unaudited interim Consolidated Financial Statements.
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

EBITDA and Adjusted EBITDA
EBITDA is defined as net income (loss) before income taxes, interest expense, interest income and depreciation and amortization and excludes the results of discontinued operations for all periods presented. EBITDA provides us with a measure of operating performance that excludes items that are outside the control of management, which can differ significantly from company to company depending on capital structure, the tax jurisdictions in which companies operate and capital investments. Under the Company’s debt agreements, the ability to draw down on the revolving credit facilities or engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied in part to ratios based on Adjusted EBITDA. As defined in our debt agreements, Adjusted EBITDA is a non-GAAP measure of EBITDA further adjusted to exclude certain charges and other adjustments permitted in calculating covenant compliance under our debt agreements. We believe that including supplementary information concerning Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our debt agreements and because it serves as a basis for determining management compensation. In addition, we believe Adjusted EBITDA provides more comparability between our historical results and results that reflect purchase accounting and our current capital structure. Accordingly, Adjusted EBITDA measures our financial performance based on operational factors that management can impact in the short-term, namely the Company’s pricing strategies, volume, costs and expenses of the organization.
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

The unaudited reconciliation of loss from continuing operations, which is a GAAP measure, to EBITDA and Adjusted EBITDA is presented below:

	Three months ended March 31,		Six months ended March 31,
In millions	2014	2013	2014	2013
Loss from continuing operations	$(123)	$(112)	$(180)	$(201)
Interest expense	116	116	235	224
Interest income	(1)	—	(1)	(1)
Provision for (benefit from) income taxes	1	7	27	(3)
Depreciation and amortization	118	107	237	222
EBITDA	111	118	318	241
Restructuring charges, net	42	18	49	102
Sponsors’ fees (a)	2	2	4	4
Integration-related costs (b)	2	5	4	9
Loss on extinguishment of debt (c)	4	3	4	6
Third-party fees expensed in connection with the debt modification (d)	2	14	2	18
Non-cash share-based compensation	8	1	14	3
Reversal of tax indemnification reserve (e)	(3)	—	(3)	—
Venezuela hyperinflationary and devaluation charges	2	1	2	1
Other	—	—	2	—
Loss (gain) on foreign currency transactions	2	(17)	—	(15)
Pension/OPEB/nonretirement postemployment benefits and long-term disability costs (f)	13	22	26	45
Adjusted EBITDA	$185	$167	$422	$414

(a)	Sponsors’ fees represent monitoring fees payable to affiliates of the Sponsors and their designees pursuant to a management services agreement entered into at the time of the Merger.

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

(c)
Loss on extinguishment of debt represents the loss recognized in connection with certain debt refinancing transactions entered into during fiscal 2014 and 2013. The loss is based on the difference between the reacquisition price and the carrying value (including unamortized debt issue costs) of the debt. See Note 8, “Financing Arrangements,” to our unaudited interim Consolidated Financial Statements located elsewhere in this Form 10-Q.

(d)
The third-party fees expensed in connection with debt modification represent fees paid to third parties in connection with certain debt refinancing transactions entered into during fiscal 2014 and 2013. See Note 8, “Financing Arrangements,” to our unaudited interim Consolidated Financial Statements located elsewhere in this Form 10-Q.

(e)	Represents the release of a reserve related to a tax indemnification liability.

(f)
Represents that portion of our pension costs, other post-employment benefit costs and non-retirement post-employment benefit costs representing the amortization of prior service costs and net actuarial gains/losses associated with these employment benefits.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risk” in Avaya’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 filed with the SEC on November 22, 2013. As of March 31, 2014, there have been no material changes in this information.

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

The information included in Note 16, “Commitments and Contingencies” to the unaudited interim Consolidated Financial Statements is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes during the quarterly period ended March 31, 2014 to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

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

During and subsequent to the quarter ended March 31, 2014, no events took place that were required to be disclosed in a report on Form 8-K but were not reported.

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

101
The following materials from Avaya Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at March 31, 2014 and September 30, 2013, (ii) Consolidated Statement of Operations for the three and six months ended March 31, 2014 and 2013, (iii) the Consolidated Statement of Comprehensive Income for the three and six months ended March 31, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2014 and 2013, and (v) Notes to Consolidated Financial Statements (Unaudited)*

*
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

May 7, 2014