Form 10-Q
period 2014-06-30
AVAYA INC
filed 2014-08-06
CIK 1116521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of August 5, 2014, 100 shares of Common Stock, $.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Avaya Inc.
Consolidated Statements of Operations (Unaudited)
(In millions)

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
REVENUE
Products	$511	$560	$1,617	$1,720
Services	543	556	1,628	1,689
	1,054	1,116	3,245	3,409
COSTS
Products:
Costs (exclusive of amortization of acquired technology intangible assets)	199	234	633	731
Amortization of acquired technology intangible assets	14	13	42	49
Services	234	251	726	773
	447	498	1,401	1,553
GROSS PROFIT	607	618	1,844	1,856
OPERATING EXPENSES
Selling, general and administrative	365	379	1,155	1,139
Research and development	93	112	289	343
Amortization of intangible assets	56	57	171	172
Restructuring charges, net	45	63	94	165
Acquisition-related costs	—	1	—	1
	559	612	1,709	1,820
OPERATING INCOME	48	6	135	36
Interest expense	(112)	(122)	(347)	(346)
Loss on extinguishment of debt	(1)	—	(5)	(6)
Other expense, net	(7)	(5)	(8)	(9)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(72)	(121)	(225)	(325)
Benefit from (provision for) income taxes of continuing operations	8	3	(19)	6
LOSS FROM CONTINUING OPERATIONS	(64)	(118)	(244)	(319)
Income (loss) from discontinued operations, net of income taxes	2	8	32	(68)
NET LOSS	$(62)	$(110)	$(212)	$(387)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.
Consolidated Statements of Comprehensive Loss (Unaudited)
(In millions)

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Net loss	$(62)	$(110)	$(212)	$(387)
Other comprehensive income:
Pension, postretirement and postemployment benefit-related items, net of tax of $5 and $14 for the three and nine months ended June 30, 2014 and $29 and $47 for the three and nine months ended June 30, 2013, respectively	9	43	24	71
Cumulative translation adjustment, net of tax benefit of $1 and $2 for the three and nine months ended June 30, 2014, respectively	4	(21)	(11)	(40)
Change in interest rate swaps, net of tax of $1 and $4 for the three and nine months ended June 30, 2013	—	1	—	6
Income tax benefit reclassified into earnings upon the expiration of certain interest rate swaps	—	—	—	(17)
Other	—	—	(1)	—
Other comprehensive income	13	23	12	20
Comprehensive loss	$(49)	$(87)	$(200)	$(367)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.
Consolidated Balance Sheets (Unaudited)
(In millions, except per share and shares amounts)

	June 30, 2014	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$315	$288
Accounts receivable, net	644	702
Inventory	207	245
Deferred income taxes, net	67	52
Other current assets	267	241
Assets of discontinued operations	—	59
TOTAL CURRENT ASSETS	1,500	1,587
Property, plant and equipment, net	272	334
Deferred income taxes, net	34	34
Intangible assets, net	1,294	1,497
Goodwill	4,049	4,048
Other assets	148	172
TOTAL ASSETS	$7,297	$7,672
LIABILITIES
Current liabilities:
Debt maturing within one year	$32	$35
Accounts payable	376	401
Payroll and benefit obligations	215	251
Deferred revenue	678	671
Business restructuring reserve, current portion	76	92
Other current liabilities	300	256
Liabilities of discontinued operations	—	19
TOTAL CURRENT LIABILITIES	1,677	1,725
Long-term debt	6,009	6,051
Pension obligations	1,392	1,510
Other postretirement obligations	269	290
Deferred income taxes, net	267	237
Business restructuring reserve, non-current portion	90	78
Other liabilities	442	450
TOTAL NON-CURRENT LIABILITIES	8,469	8,616
Commitments and contingencies
STOCKHOLDER'S DEFICIENCY
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,957	2,937
Accumulated deficit	(4,812)	(4,600)
Accumulated other comprehensive loss	(994)	(1,006)
TOTAL STOCKHOLDER'S DEFICIENCY	(2,849)	(2,669)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY	$7,297	$7,672

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine months ended June 30,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(212)	$(387)
Income (loss) from discontinued operations, net of income taxes	32	(68)
Loss from continuing operations	(244)	(319)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	336	332
Share-based compensation	20	7
Amortization of debt issuance costs	11	14
Accretion of debt discount	4	2
Non-cash charge for debt issuance costs upon redemption of debt	3	5
Third-party fees expensed in connection with the debt modification	2	18
Premium on issuance of senior secured term B-5 loans	—	3
Payment of paid-in-kind interest	(9)	—
Provision for uncollectible receivables	—	2
Deferred income taxes, net	(33)	(22)
Gain on sale of investments and long-lived assets, net	—	(1)
Impairment of long-lived assets	—	1
Pension curtailment	—	(6)
Unrealized loss (gain) on foreign currency exchange	4	(25)
Changes in operating assets and liabilities:
Accounts receivable	57	120
Inventory	38	(2)
Accounts payable	(24)	(26)
Payroll and benefit obligations	(144)	(58)
Business restructuring reserve	(6)	52
Deferred revenue	12	65
Other assets and liabilities	(6)	(79)
NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	21	83
NET CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES	4	16
NET CASH PROVIDED BY OPERATING ACTIVITIES	25	99
INVESTING ACTIVITIES:
Capital expenditures	(94)	(78)
Capitalized software development costs	(1)	(12)
Acquisition of businesses, net of cash acquired	(14)	(1)
Proceeds from sale of long-lived assets	61	12
Proceeds from sale of investments	1	1
Purchase of investment	(10)	—
Advance to Parent	—	(10)
Other investing activities, net	—	(1)
NET CASH USED FOR CONTINUING INVESTING ACTIVITIES	(57)	(89)
NET CASH PROVIDED BY DISCONTINUED INVESTING ACTIVITIES	98	—
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	41	(89)
FINANCING ACTIVITIES:
Proceeds from term B-6 loans	1,136	—
Proceeds from 9% senior secured notes	—	290
Repayment of term B-5 loans	(1,138)	(284)
Proceeds from term B-5 loans	—	589
Repayment of term B-1 loans	—	(584)
Proceeds from multi-currency asset-based revolving credit facility	40	—
Proceeds from multi-currency revolver	100	—
Repayment of senior unsecured cash pay notes	(58)	—
Repayment of senior unsecured PIK toggle notes	(83)	—
Debt issuance and debt modification costs	(10)	(49)
Repayment of long-term debt	(28)	(28)
Other financing activities, net	2	(2)
NET CASH USED FOR FINANCING ACTIVITIES	(39)	(68)
Effect of exchange rate changes on cash and cash equivalents	—	(8)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27	(66)
Cash and cash equivalents at beginning of period	288	337
Cash and cash equivalents at end of period	$315	$271
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
Avaya sells directly through its worldwide sales force and through its global network of channel partners. As of June 30, 2014, Avaya had approximately 10,300 channel partners worldwide, including distributors, service providers, dealers, value-added resellers, system integrators and business partners that provide sales and service support.
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

Divestiture of Government IT Professional Services Business
On March 31, 2014, the Company completed the sale of its government IT Professional Services (“ITPS”) business for an adjusted sales price of $101 million, inclusive of $3 million of working capital adjustments, and net of $2 million in costs to sell. See Note 4, “Divestitures - Government IT Professional Services Business,” for further details.
Basis of Presentation
The Consolidated Financial Statements include the accounts of Avaya Inc. and its subsidiaries. The accompanying unaudited interim Consolidated Financial Statements as of June 30, 2014 and for the three and nine months ended June 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements, and should be read in conjunction with the Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2013, which were included in the Company’s Annual Report on Form 10-K filed with the SEC on November 22, 2013. The significant accounting policies used in preparing these unaudited interim Consolidated Financial Statements are the same as those described in Note 2 to those audited Consolidated Financial Statements except for recently adopted accounting guidance as discussed in Note 2 “Recent Accounting Pronouncements” of these unaudited interim Consolidated Financial Statements. In management’s opinion, these unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated.
As a result of the divestiture of the ITPS business, the results of operations, cash flows, and assets and liabilities of this business have been classified as discontinued operations in all periods presented. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

2.	Recent Accounting Pronouncements
New Accounting Guidance Recently Adopted
Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
In the first quarter of fiscal 2014, the Company adopted new guidance on the reporting of amounts reclassified out of accumulated other comprehensive income. The guidance requires presentation, either in a single note or parenthetically on the face of the financial statements, of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The relevant presentation and disclosures have been applied retrospectively for all periods presented, as presented in Note 14, “Accumulated Other Comprehensive Loss.”
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-8 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The standard changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has a major effect on an entity’s operations and financial results. This accounting guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale. The Company adopted this guidance in the third quarter of fiscal 2014, which did not have a material impact on the financial statements and disclosures and is not expected to have a material impact on future periods.
Recent Accounting Guidance Not Yet Effective
In July 2013, the FASB issued ASU No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The standard requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs are required to be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2015.  The Company is currently evaluating the impact that the adoption of this accounting guidance may have on its Consolidated Financial Statements.
In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers.” The standard supersedes most of the current revenue recognition guidance under U.S. GAAP and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers.  The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2018; early adoption is not permitted. The ASU may be applied retrospectively (a) to each reporting period presented or (b) with the cumulative effect in retained earnings at the beginning of the adoption period. The Company is currently evaluating the method of adoption and the impact that the adoption of this accounting guidance may have on its Consolidation Financial Statements.

3.	Business Combinations
On October 1, 2013, Avaya acquired IT Navigator, Ltd. (“IT Navigator”), a global provider of Cloud, social media and management products and services. The integration of the Avaya and IT Navigator portfolios has added key management reporting and social media capabilities and enhanced Avaya's Cloud as well as its unified communication and contact center products. These unaudited Consolidated Financial Statements include the operating results of IT Navigator since October 1, 2013. There were no significant acquisitions during the nine months ended June 30, 2013.

4.	Divestitures
Government IT Professional Services Business
On March 31, 2014, the Company completed the sale of the ITPS business of its wholly-owned subsidiary, Avaya Government Solutions Inc. for an initial sales price of $98 million, net of $2 million in costs to sell and subject to working capital and other customary price adjustments. Subsequent to the sale, positive working capital adjustments of $3 million were identified, and the sales price of the ITPS business as adjusted is $101 million. During the three months ended June 30, 2014, $3 million of additional gain on the sale of the ITPS business was recognized associated with the identified working capital adjustments, the proceeds of which the Company expects to receive during the fourth quarter of fiscal 2014. The ITPS business, which was part of the Avaya Global Services (“AGS”) segment, provides specialized information technology services exclusively to government customers in the U.S. The Company retained its Federal product sales and services teams and continues to sell unified communications, collaboration, contact center and networking products and services to Federal, state and municipal governments under the name Avaya Government Solutions.
Discontinued Operations
Summarized financial information relating to the Company's discontinued operations are as follows:

	Three months ended June 30,		Nine months ended June 30,
In millions	2014	2013	2014	2013
SERVICES REVENUE	$—	$34	$53	$99
OPERATING INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$—	$8	$7	$(71)
Gain on sale of ITPS business	3	—	52	—
INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	3	8	59	(71)
(Provision for) benefit from income taxes from discontinued operations	(1)	—	(27)	3
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	$2	$8	$32	$(68)
Operating loss from discontinued operations for the nine months ended June 30, 2013 includes a goodwill impairment charge of $89 million. During the three months ended March 31, 2013, the ITPS reporting unit experienced a decline in revenues as a result of reduced government spending in anticipation of sequestration and budget cuts. Additionally, there was uncertainty regarding how the U.S. government sequestration cuts would be implemented and the impact they would have on contractors supporting the government. As a result of these events, the Company determined that an interim impairment test of the reporting unit's goodwill should be performed.
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
Technology Business Unit
At June 30, 2014, the assets and liabilities associated with the Technology Business Unit ("TBU") met the criteria to be considered held for sale and are included in other current assets and other current liabilities in the Company's Consolidated Balance Sheet. On July 31, 2014, Avaya completed the sale of the assets and liabilities associated with TBU for $26 million, subject to working capital and other customary adjustments. TBU, which was acquired as part of the Radvision acquisition, is a software development business that licenses technologies to developers for their use and integration into their own products and includes protocol stacks, client framework solutions, and network testing and monitoring tools.

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
The Company determined that no events occurred or circumstances changed during the nine months ended June 30, 2014 that would more likely than not reduce the fair value of any of the Company's reporting units below their respective carrying amounts. However, if market conditions deteriorate, it may be necessary to record impairment charges in the future.
Excluding the interim impairment test for the ITPS reporting unit, as disclosed in Note 4, “Divestitures - Government IT Professional Services Business,” the Company determined that no events or circumstances changed during the nine months ended June 30, 2013 that would more likely than not reduce the fair value of its other reporting units below their respective carrying amounts.
Intangible Assets
Intangible assets include acquired technology, customer relationships, trademarks and trade-names and other intangibles. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five years to fifteen years.
Acquired technology and patents do not include capitalized software development costs. Unamortized capitalized software development costs of $12 million at June 30, 2014 and $30 million at September 30, 2013 are included in other assets in the Company's Consolidated Balance Sheets.
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
Certain of the Company’s trademarks and trade names are expected to generate cash flow indefinitely. Consequently, these assets are classified as indefinite-lived intangibles. The Company determined that no events had occurred or circumstances changed during the nine months ended June 30, 2014 that would indicate that its long-lived assets, including intangible assets with finite lives, may not be recoverable or that it is more likely than not that its intangible assets with indefinite lives are impaired. However, if market conditions deteriorate, it may be necessary to record impairment charges in the future.
Excluding the impairment test for the intangible assets and other long-lived assets of the ITPS reporting unit, as disclosed in Note 4, “Divestitures - Government IT Professional Services Business,” the Company determined that no events had occurred or circumstances changed during the nine months ended June 30, 2013 that would indicate that the intangible assets and long-lived assets of its other reporting units may not be recoverable.

6.	Supplementary Financial Information
Supplemental Operations Information

	Three months ended June 30,		Nine months ended June 30,
In millions	2014	2013	2014	2013
OTHER EXPENSE, NET
Interest income	$—	$1	$1	$2
Gain (loss) on foreign currency transactions	1	(5)	1	10
Third party fees incurred in connection with debt modifications	—	—	(2)	(18)
Venezuela hyperinflationary and devaluation charges	—	—	(2)	(1)
Change in certain tax indemnifications	(8)	—	(5)	—
Other, net	—	(1)	(1)	(2)
Total other expense, net	$(7)	$(5)	$(8)	$(9)
Supplemental Cash Flow Information

	Nine months ended June 30,
In millions	2014	2013
NON-CASH FINANCING ACTIVITIES
Exchange of debt (1)	$—	$1,384
(1) In fiscal 2013, represents exchange of $642 million of senior unsecured cash-pay notes and $742 million of senior unsecured paid-in-kind toggle notes each originally due November 1, 2015 for $1,384 million of 10.50% senior secured notes due 2021. See Note 8, “Financing Arrangements.”

7.	Business Restructuring Reserve and Programs
Fiscal 2014 Restructuring Program
During fiscal 2014, the Company continued to identify opportunities to streamline operations and generate costs savings which included exiting facilities and eliminating employee positions. During the nine months ended June 30, 2014, the Company recognized restructuring charges of $94 million, net. These charges included employee separation costs of $85 million, primarily associated with employee severance actions of $57 million in Europe, Middle East and Africa (“EMEA”) and $21 million in the U.S. The EMEA charges include a plan approved during the three months ended June 30, 2014 for the elimination of 121 positions and resulted in a charge of $19 million, for which the related payments are expected to be completed in fiscal 2016. The separation charges include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. The charges in the U.S. included an enhanced separation plan that was offered to certain employees that will result in the elimination of 172 positions and a restructuring charge of $10 million, for which the related payments are expected to be completed in fiscal 2015.
Restructuring charges also included $6 million of lease obligations primarily related to two facilities in the U.S. The future lease obligations, net of estimated sublease income, related to operating lease obligations for unused space in connection with vacating or consolidating facilities during fiscal 2014 are expected to continue through fiscal 2022.
The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future and the costs of those actions could be material.
The following table summarizes the components of the fiscal 2014 restructuring program during the nine months ended June 30, 2014:

In millions	Employee Separation Costs	Lease Obligations	Total
2014 restructuring charges	$85	$6	$91
Cash payments	(24)	—	(24)
Impact of foreign currency fluctuations	(1)	—	(1)
Balance as of June 30, 2014	$60	$6	$66

Fiscal 2013 Restructuring Program
During fiscal 2013, the Company continued to identify opportunities to streamline operations and generate cost savings which included exiting facilities and eliminating employee positions. Restructuring charges recorded during fiscal 2013 associated with these initiatives, net of adjustments to previous periods, were $200 million and include separation costs primarily associated with employee severance actions in EMEA and the U.S. In EMEA an approved plan provided for the elimination of 234 positions and resulted in a charge of $48 million for which the related payments are expected to be completed in fiscal 2015. The separation charges include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the impacted employees. Enhanced separation plans were offered to certain management employees in the U.S. in the first and third quarters of fiscal 2013 and resulted in the elimination of 196 and 447 positions and restructuring charges of $9 million and $20 million, respectively, for which the related payments are expected to be completed in fiscal 2014.
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
The following table summarizes the components of the fiscal 2013 restructuring program during the nine months ended June 30, 2014:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of October 1, 2013	$64	$46	$110
Cash payments	(50)	(9)	(59)
Adjustments (1)	(2)	3	1
Balance as of June 30, 2014	$12	$40	$52

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
The following table aggregates the remaining components of the fiscal 2008 through 2012 restructuring programs during the nine months ended June 30, 2014:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of October 1, 2013	$9	$51	$60
Cash payments	(6)	(10)	(16)
Adjustments (1)	—	2	2
Impact of foreign currency fluctuations	1	1	2
Balance as of June 30, 2014	$4	$44	$48

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

In furtherance of the restructuring programs noted above and cost saving initiatives to consolidate facilities, on January 14, 2014, the Company completed the sale of its Westminster, Colorado facility. Under a separate agreement, the Company has leased a portion of this facility from the new owner. In connection with the sale of the facility, in December 2013 the Company changed its estimate of the salvage value and the useful life of the building to reflect the expected sales price and closing date for the sale, respectively. The changes to the estimated salvage value and the useful life resulted in $35 million of additional depreciation expense for the nine months ended June 30, 2014.

8.	Financing Arrangements
In connection with the Merger, on October 26, 2007, the Company entered into financing arrangements consisting of a senior secured credit facility, a senior unsecured credit facility, which later became senior unsecured notes, and a senior secured multi-currency asset-based revolving credit facility, certain of which arrangements were amended on December 18, 2009 in connection with the acquisition of NES and amended on February 11, 2011 in connection with a debt refinancing. During fiscal 2013, the Company completed a series of transactions which allowed the Company to refinance term loans under its senior secured credit facility that originally matured October 26, 2014 and to refinance $1,384 million of senior unsecured notes that originally matured on November 1, 2015. During fiscal 2014, the Company entered into a transaction to refinance term loans under its senior secured credit facility with a new tranche of term loans that bear interest at a lower rate per annum than the debt they replaced while maintaining the same maturity and redeemed its senior unsecured notes due 2015 through cash on-hand and borrowings under the Company's revolving credit facilities.
Fiscal 2013 Refinancing Transactions
During the three months ended December 31, 2012, the Company completed three transactions to refinance $848 million of term loans under its senior secured credit facility, which were (1) an amendment and restatement of the senior secured credit facility and the senior secured multi-currency asset-based revolving credit facility on October 29, 2012 along with the extension of the maturity date of $135 million aggregate principal amount of senior secured term B-1 loans (the “term B-1 loans”) by converting such loans into a new tranche of senior secured term B-4 loans (the “term B-4 loans”), (2) an amendment and restatement of the senior secured credit facility on December 21, 2012 along with the extension of the maturity date of $713 million aggregate principal amount of term B-1 loans and $134 million aggregate principal amount of term B-4 loans, in each case, by converting such loans into a new tranche of senior secured term B-5 loans (the “term B-5 loans”) and (3) the issuance on December 21, 2012 of $290 million of 9% senior secured notes due April 2019, the net proceeds of which were used to repay $284 million of term B-5 loans.
During the three months ended March 31, 2013, the Company refinanced the remaining $584 million of term B-1 loans outstanding under its senior secured credit facility with cash proceeds from the issuance of $589 million aggregate principal amount of term B-5 loans under the senior secured credit facility.
Additionally, during the three months ended March 31, 2013, the Company refinanced $1,384 million of senior unsecured notes, through (1) amendments to the senior secured credit facility and the senior secured multi-currency asset-based revolving credit facility permitting the refinancing of the 9.75% senior unsecured notes due 2015 and 10.125%/10.875% senior unsecured paid-in-kind (“PIK”) toggle notes due 2015 (collectively, the “Old Notes”) with indebtedness secured by a lien on certain collateral on a junior-priority basis and (2) the exchange of $1,384 million of Old Notes for $1,384 million of 10.50% senior secured notes due 2021.
Fiscal 2014 Refinancing Transactions
On February 5, 2014, the Company completed an amendment to the senior secured credit facility pursuant to which the Company refinanced $1,138 million aggregate principal amount of term B-5 loans with the cash proceeds from the issuance of senior secured term B-6 loans (“term B-6 loans”).
On May 15, 2014, the Company redeemed 100% of the aggregate principal amount of its 10.125%/10.875% senior unsecured PIK toggle notes due 2015 and 9.75% senior unsecured cash-pay notes due 2015 at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest, or $92 million and $58 million, respectively. The redemption price of $150 million was funded through cash on-hand of $10 million and borrowings of $140 million under the Company's revolving credit facilities.

Long-term debt consists of the following:

In millions	June 30, 2014	September 30, 2013
9.75% senior unsecured cash pay notes due November 1, 2015	$—	$58
10.125%/10.875% senior unsecured PIK toggle notes due November 1, 2015	—	92
Variable rate senior secured multi-currency asset-based revolving credit facility due October 26, 2016	40	—
Variable rate senior secured multi-currency revolver due October 26, 2016	100	—
Variable rate senior secured term B-3 loans due October 26, 2017	2,109	2,127
Variable rate senior secured term B-4 loans due October 26, 2017	1	1
Variable rate senior secured term B-5 loans due March 31, 2018	—	1,141
Variable rate senior secured term B-6 loans due March 31, 2018	1,131	—
7% senior secured notes due April 1, 2019	1,009	1,009
9% senior secured notes due April 1, 2019	290	290
10.50% senior secured notes due March 1, 2021	1,384	1,384
Unaccreted discount	(23)	(16)
	6,041	6,086
Debt maturing within one year	(32)	(35)
Long-term debt	$6,009	$6,051
Senior Secured Credit Facility
Prior to the fiscal 2013 refinancing transactions, the senior secured credit facility consisted of (a) a senior secured multi-currency revolver allowing for borrowings of up to $200 million, (b) term B-1 loans with an outstanding principal amount as of September 30, 2012 of $1,434 million, and (c) senior secured term B-3 loans (the “term B-3 loans”) with an outstanding principal amount as of September 30, 2012 of $2,152 million.
On October 29, 2012, Avaya Inc., Citibank, N.A. and the lenders party thereto entered into Amendment No. 4 to Credit Agreement pursuant to which the senior secured credit facility was amended and restated in its entirety (as so amended and restated, the “Cash Flow Credit Agreement”). The modified terms of the Cash Flow Credit Agreement included (1) an amendment which allowed the Company to extend the maturity of a portion of the term B-1 loans representing outstanding principal amounts of $135 million from October 26, 2014 to October 26, 2017 by converting such loans into a new tranche of term B-4 loans, (2) permission to issue Incremental Replacement Secured Notes and Junior Secured Debt as described below under the heading “Senior Secured Asset-Based Credit Facility” (except, pursuant to the Cash Flow Credit Agreement, such Incremental Replacement Secured Notes and Junior Secured Debt must be secured by a lien on the Collateral (as defined in the Cash Flow Credit Agreement) ranking junior to the lien securing the obligations under the Cash Flow Credit Agreement) and (3) permission to issue indebtedness to refinance a portion of the term loans outstanding under the Cash Flow Credit Agreement and to secure such indebtedness by a lien on the Collateral (as defined in the Cash Flow Credit Agreement) ranking junior to the lien securing the obligations under the Cash Flow Credit Agreement, subject to certain other conditions and limitations set forth in the Cash Flow Credit Agreement.
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
On May 15, 2014, the Company borrowed $100 million under the senior secured multi-currency revolver, the proceeds of which were used to fund, in part, the redemption of the 10.125%/10.875% senior unsecured PIK toggle notes due 2015 and 9.75% senior unsecured cash-pay notes. The borrowings bear interest at a rate per annum equal to a LIBOR rate plus an applicable margin, and are subject to the terms and conditions of the Cash Flow Credit Agreement. The senior secured multi-currency revolver allows for borrowings of up to $200 million, has a final maturity of October 26, 2016, includes capacity available for letters of credit and for short-term borrowings, and is available in euros in addition to dollars.
Subsequent to the fiscal 2014 refinancing transactions, the Cash Flow Credit Agreement consisted of (a) a senior secured multi-currency revolver with borrowings as of June 30, 2014 of $100 million issued and outstanding and remaining availability of $100 million, (b) term B-3 loans with an outstanding principal amount as of June 30, 2014 of $2,109 million, (c) term B-4 loans with an outstanding principal amount as of June 30, 2014 of $1 million, and (d) term B-6 loans with an outstanding principal amount as of June 30, 2014 of $1,131 million. Borrowings are guaranteed by Parent and substantially all of the Company’s U.S. subsidiaries. The Cash Flow Credit Agreement is secured by substantially all assets of Parent, the Company and the subsidiary guarantors.
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
Senior Unsecured Notes
The Company issued senior unsecured cash-pay notes and senior unsecured PIK-toggle notes, each due November 1, 2015. The interest rate for the cash-pay notes was fixed at 9.75% and the interest rates for the cash interest and PIK interest portions of the PIK-toggle notes were fixed at 10.125% and 10.875%, respectively. At the time of their issuance, the Company had $700 million and $750 million of cash-pay and PIK-toggle notes, respectively. Immediately prior to March 7, 2013, the Company had $700 million and $834 million of cash-pay and PIK-toggle notes, respectively.
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
On May 15, 2014, the Company redeemed 100% of the remaining aggregate principal amount of its 10.125%/10.875% senior unsecured PIK toggle notes due 2015 and 9.75% senior unsecured cash-pay notes due 2015 at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest, or $92 million and $58 million, respectively. The redemption represents a debt extinguishment for accounting purposes. Accordingly, the difference between the reacquisition price and the carrying value of the 10.125%/10.875% senior unsecured PIK toggle notes due 2015 and 9.75% senior unsecured cash-pay notes (including any unamortized discount and debt issue costs) of $1 million was recognized as a loss upon debt extinguishment during fiscal 2014.
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
On May 15, 2014, the Company borrowed $40 million under the senior secured multi-currency asset-based revolving credit facility, the proceeds of which were used to fund, in part, the redemption of the 10.125%/10.875% senior unsecured PIK toggle notes due 2015 and 9.75% senior unsecured cash-pay notes. Borrowings under the ABL Credit Agreement bear interest at a rate per annum equal to, at the Company's option, either (a) a LIBOR rate plus a margin of 1.75% or (b) a base rate plus a margin of 0.75%. The interest rate election made on the May 15, 2014 borrowing was the LIBOR rate. Any principal amount outstanding under this facility is payable in full on October 26, 2016.

At June 30, 2014 the Company had $40 million of aggregate borrowings under this facility in addition to $85 million of issued and outstanding letters of credit, with aggregate remaining revolver availability of $118 million. At September 30, 2013 the Company had $0 borrowings under this facility, in addition to $82 million of issued and outstanding letters of credit, with aggregate remaining availability of $228 million.
7% Senior Secured Notes
On February 11, 2011, the Company completed a private placement of $1,009 million of senior secured notes (the “7% Senior Secured Notes”). The 7% Senior Secured Notes bear interest at a rate of 7% per annum, mature on April 1, 2019 and were sold at par through a private placement to qualified institutional buyers pursuant to Rule 144A (and outside the United States in reliance on Regulation S) under the Securities Act of 1933, as amended (the “Securities Act”) and have not been, and will not be, registered under the Securities Act or applicable state or foreign securities laws.
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
9% Senior Secured Notes
On December 21, 2012, the Company completed a private placement of $290 million of senior secured notes (the “9% Senior Secured Notes”). The 9% Senior Secured Notes bear interest at a rate of 9% per annum, mature on April 1, 2019, and were sold at par through a private placement to qualified institutional buyers pursuant to Rule 144A (and outside the United States in reliance on Regulation S) under the Securities Act. The 9% Senior Secured Notes have not been, and will not be, registered under the Securities Act or applicable state or foreign securities laws and may not be offered or sold absent registration under the Securities Act or applicable state or foreign securities laws or applicable exemptions from registration requirements.
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
The Company’s Cash Flow Credit Agreement, ABL Credit Agreement, and indentures governing its notes contain a number of covenants that, among other things and subject to certain exceptions, restrict the Company’s ability and the ability of certain of its subsidiaries to: (a) incur or guarantee additional debt and issue or sell certain preferred stock; (b) pay dividends on, redeem or repurchase capital stock; (c) make certain acquisitions or investments; (d) incur or assume certain liens; (e) enter into transactions with affiliates; (f) merge or consolidate with another company; (g) transfer or otherwise dispose of assets; (h) redeem subordinated debt; (i) incur obligations that restrict the ability of the Company’s subsidiaries to make dividends or other payments to the Company or Parent; and (j) create or designate unrestricted subsidiaries. They also contain customary affirmative covenants and events of default. As of June 30, 2014 and September 30, 2013, the Company was not in default under any of these agreements.
The weighted average contractual interest rate of the Company’s outstanding debt as of June 30, 2014 and September 30, 2013 was 6.9% and 7.4%, respectively.

Annual maturities of long-term debt for the next five years ending September 30 and thereafter consist of:

In millions
Remainder of fiscal 2014	$10
2015	38
2016	39
2017	178
2018	3,116
2019 and thereafter	2,683
Total	$6,064
Capital Lease Obligations
Included in other liabilities at June 30, 2014 is $18 million of capital lease obligations, primarily associated with an office facility.

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
The following table summarizes the (gains) and losses of the interest rate contracts qualifying and designated as cash flow hedging instruments:

In millions	Three months ended June 30, 2013	Nine months ended June 30, 2013
(Gain) loss on interest rate swaps
Recognized in other comprehensive loss	$(2)	$(10)
Reclassified from accumulated other comprehensive loss into interest expense	$3	$11
Recognized in operations (ineffective portion)	$—	$—
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
The gains and (losses) of the foreign currency forward contracts included in other income (expense), net were $2 million and $(3) million for the three months ended June 30, 2014 and 2013, respectively, and $4 million and $(10) million for the nine months ended June 30, 2014 and 2013, respectively.

The following table summarizes the estimated fair value of the foreign currency forward contracts:

In millions
Balance Sheet Location	June 30, 2014	September 30, 2013
Other current assets	$1	$1
Other current liabilities	(1)	—
Net asset	$—	$1

10.	Fair Value Measures
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
Asset and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and September 30, 2013 were as follows:

	June 30, 2014
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months ended March 31, 2013, the Company performed an interim impairment test of goodwill for the ITPS reporting unit. Using Level 3 inputs, the Company estimated the fair value of its goodwill to be $44 million as compared with a carrying value of $133 million and recorded an impairment to goodwill of $89 million. Refer to Note 4, “Divestitures - Government IT Professional Services Business,” for further discussion of the Company's ITPS reporting unit accounted for as a discontinued operations. No other assets or liabilities are measured at fair value on a nonrecurring basis.
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
The principal amount of these notes plus any accrued and unpaid interest are due in full January 24, 2019 and October 3, 2015 with interest at the rate of 1.65% and 0.93% per annum, respectively. These notes are included in other assets in the Company's Consolidated Balance Sheets. The estimated fair value of the $8 million note receivable was $7 million and $8 million at June 30, 2014 and September 30, 2013, respectively. The estimated fair value of the $10 million note receivable was $9 million and $9 million at June 30, 2014 and September 30, 2013, respectively. The estimated fair value of each note was determined based on a Level 2 input using discounted cash flow techniques.
The estimated fair values of the amounts borrowed under the Company's revolving credit facilities at June 30, 2014 were estimated based on a Level 2 input using discounted cash flow techniques. Significant inputs to the discounted cash flow model include projected future cash flows based on projected LIBOR rates, and the average margin for companies with similar credit ratings and similar maturities. The estimated fair values of all other amounts borrowed under the Company’s financing arrangements at June 30, 2014 and September 30, 2013 were estimated based on a Level 2 input using quoted market prices for the Company’s debt which is subject to infrequent transactions (i.e. a less active market).

The estimated fair values of the amounts borrowed under the Company’s credit agreements at June 30, 2014 and September 30, 2013 are as follows:

	June 30, 2014		September 30, 2013
In millions	Principal Amount	Fair Value	Principal Amount	Fair Value
9.75% senior unsecured cash pay notes due November 1, 2015	$—	$—	$58	$57
10.125%/10.875% senior unsecured PIK toggle notes due November 1, 2015	—	—	92	91
Variable rate senior secured multi-currency asset-based revolving credit facility due October 26, 2016	40	37	—	—
Variable rate senior secured multi-currency revolver due October 26, 2016	100	94	—	—
Variable rate senior secured term B-3 loans due October 26, 2017	2,109	2,065	2,127	1,898
Variable rate senior secured term B-4 loans due October 26, 2017	1	1	1	1
Variable rate senior secured term B-5 loans due March 31, 2018	—	—	1,141	1,078
Variable rate senior secured term B-6 loans due March 31, 2018	1,131	1,131	—	—
7% senior secured notes due April 1, 2019	1,009	1,012	1,009	941
9% senior secured notes due April 1, 2019	290	301	290	281
10.50% senior secured notes due March 1, 2021	1,384	1,280	1,384	1,110
Total	$6,064	$5,921	$5,952	$5,309

11.	Income Taxes
The provision for income taxes of continuing operations for the nine months ended June 30, 2014 was $19 million, as compared to the benefit from income taxes of continuing operations of $6 million for the nine months ended June 30, 2013.
The effective income tax rate for the nine months ended June 30, 2014 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss in the Consolidated Statements of Operations, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) reductions in the Company's unrecognized tax benefits of $35 million resulting from the settlement of certain international tax exams, (4) recognition of a $22 million income tax benefit as a result of net gains in income from discontinued operations, (5) recognition of an $11 million income tax benefit as a result of net gains in other comprehensive income, and (6) recognition of a $7 million income tax benefit related to the correction of prior year deferred tax assets and liabilities for certain non-U.S. legal entities.
During the nine months ended June 30, 2014, the Company recorded a tax charge of $11 million to other comprehensive income primarily relating to gains associated with the Company's pension benefits and a tax charge of $22 million to discontinued operations. As a result of the charge to other comprehensive income and discontinued operations for these tax effects the Company recognized an income tax benefit in continuing operations and less current period valuation allowance was required against the Company's deferred tax assets.
During the nine months ended June 30, 2014, the Company recorded a correction to prior period deferred tax assets and liabilities for certain non-U.S. legal entities. This adjustment decreased the provision for income taxes of continuing operations by $7 million. Prior to this adjustment the Company's provision for income taxes of continuing operations was $26 million for the nine months ended June 30, 2014. The Company evaluated the correction in relation to the three and nine months ended June 30, 2014, the expected full year results for fiscal 2014, as well as the periods in which the adjustment originated, and concluded that the adjustment is not material to the current period or any prior quarter or year.
The effective rate for the nine months ended June 30, 2013 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss in the Consolidated Statements of Operations, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) $17 million of income tax benefit recognized upon the expiration of certain interest rate swaps, and (4) the recognition of a $43 million income tax benefit as a result of net gains in other comprehensive income.
During the nine months ended June 30, 2013, the Company recorded a tax charge of $43 million to other comprehensive income primarily relating to gains associated with the Company's pension benefits. As a result of the charge to other comprehensive income for this tax effect the Company recognized an income tax benefit in continuing operations and less current period valuation allowance was required against the Company's deferred tax assets.

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

Effective November 25, 2013 and January 31, 2014, the Company entered into a two-year contract extension with the Communications Workers of America (“CWA”) and the International Brotherhood of Electrical Workers (“IBEW”), respectively. With the contract extension, the contract with the CWA and the contract with the IBEW now terminate on June 13, 2016. The contract extensions did not affect the Company's obligation for pension and postretirement benefits available to U.S. employees of the Company who are represented by the CWA or IBEW (“represented employees”).
The components of the pension and postretirement net periodic benefit cost (credit) for the three and nine months ended June 30, 2014 and 2013 are provided in the table below:

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits - U.S.
	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
In millions	2014	2013	2014	2013	2014	2013
Components of Net Periodic Benefit Cost
Service cost	$2	$1	$1	$1	$—	$1
Interest cost	36	34	5	5	6	6
Expected return on plan assets	(43)	(41)	(1)	—	(3)	(3)
Amortization of unrecognized prior service cost	—	1	—	—	(3)	(4)
Amortization of previously unrecognized net actuarial loss	21	30	1	1	1	1
Curtailment	—	2	—	—	—	(8)
Net periodic benefit cost	$16	$27	$6	$7	$1	$(7)

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits - U.S.
	Nine months ended June 30,		Nine months ended June 30,		Nine months ended June 30,
In millions	2014	2013	2014	2013	2014	2013
Components of Net Periodic Benefit Cost
Service cost	$4	$4	$5	$5	$1	$2
Interest cost	109	102	16	15	17	16
Expected return on plan assets	(127)	(121)	(2)	(1)	(9)	(8)
Amortization of unrecognized prior service cost	—	1	—	—	(9)	(11)
Amortization of previously unrecognized net actuarial loss	62	94	3	3	3	5
Curtailment	—	2	—	—	—	(8)
Net periodic benefit cost	$48	$82	$22	$22	$3	$(4)
The Company's general funding policy with respect to its U.S. qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable laws and regulations. For the nine month period ended June 30, 2014, the Company made contributions of $101 million to satisfy minimum statutory funding requirements. Estimated payments to satisfy minimum statutory funding requirements for the remainder of fiscal 2014 are $63 million.
The Company provides certain pension benefits for U.S. employees, which are not pre-funded, and certain pension benefits for non-U.S. employees, the majority of which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed or premiums are paid. For the nine month period ended June 30, 2014, the Company made payments for these U.S. and non-U.S. pension benefits totaling $6 million and $24 million, respectively. Estimated payments for these U.S. and non-U.S. pension benefits for the remainder of fiscal 2014 are $1 million and $6 million, respectively.
During the nine months ended June 30, 2014, the Company contributed $28 million to the represented employees’ post-retirement health trust to fund current benefit claims and costs of administration in compliance with the terms of the 2009 agreements between the Company and the CWA and IBEW, as extended through June 13, 2016. Estimated contributions under the terms of the 2009 agreements are $11 million for the remainder of fiscal 2014.
The Company also provides certain retiree medical benefits for U.S. employees, which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed. For the nine month period ended June 30, 2014, the Company made payments totaling $6 million for these retiree medical benefits. Estimated payments for these retiree medical benefits for the remainder of fiscal 2014 are $2 million.

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

Summarized financial information relating to the Company’s reportable segments is shown in the following table:

	Three months ended June 30,		Nine months ended June 30,
In millions	2014	2013	2014	2013
REVENUE
Global Communications Solutions	$450	$497	$1,433	$1,543
Avaya Networking	61	64	184	178
Enterprise Collaboration Solutions	511	561	1,617	1,721
Avaya Global Services	543	556	1,628	1,689
Unallocated Amounts (1)	—	(1)	—	(1)
	$1,054	$1,116	$3,245	$3,409
GROSS PROFIT
Global Communications Solutions	$287	$298	$905	$917
Avaya Networking	27	28	85	73
Enterprise Collaboration Solutions	314	326	990	990
Avaya Global Services	309	307	907	919
Unallocated Amounts (1)	(16)	(15)	(53)	(53)
	607	618	1,844	1,856
OPERATING EXPENSES
Selling, general and administrative	365	379	1,155	1,139
Research and development	93	112	289	343
Amortization of intangible assets	56	57	171	172
Restructuring charges, net	45	63	94	165
Acquisition-related costs	—	1	—	1
	559	612	1,709	1,820
OPERATING INCOME	48	6	135	36
INTEREST EXPENSE, LOSS ON EXTINGUISHMENT OF DEBT AND OTHER EXPENSE, NET	(120)	(127)	(360)	(361)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$(72)	$(121)	$(225)	$(325)

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

14.	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss as of June 30, 2014 and 2013 are summarized as follows:

In millions	Change in unamortized pension, postretirement and postemployment benefit-related items	Foreign Currency Translation	Other	Accumulated Other Comprehensive Loss
Balance as of October 1, 2013	$(949)	$(56)	$(1)	$(1,006)
Other comprehensive loss before reclassifications	—	(13)	—	(13)
Amounts reclassified to earnings	38	—	(1)	37
(Provision for) benefit from income taxes	(14)	2	—	(12)
Balance as of June 30, 2014	$(925)	$(67)	$(2)	$(994)

In millions	Change in unamortized pension, postretirement and postemployment benefit-related items	Foreign Currency Translation	Unrealized loss on term loan interest rate swap	Other	Accumulated Other Comprehensive Loss
Balance as of October 1, 2012	$(1,109)	$(13)	$(3)	$(1)	$(1,126)
Other comprehensive loss before reclassifications	—	(40)	(1)	—	(41)
Amounts reclassified to earnings	118	—	11	—	129
Provision for income taxes	(47)	—	(21)	—	(68)
Balance as of June 30, 2013	$(1,038)	$(53)	$(14)	$(1)	$(1,106)
The amounts reclassified out of accumulated other comprehensive income (loss) into the Consolidated Statements of Operations prior to the impact of income taxes, with line item location, during the three and nine months ended June 30, 2014 and 2013 were as follows:

	Three months ended June 30,		Nine months ended June 30,
In millions	2014	2013	2014	2013	Line item in Statements of Operations
Change in unamortized pension, postretirement and postemployment benefit-related items	$4	$18	$10	$29	Costs - Products
	4	18	10	29	Costs - Services
	5	29	15	48	Selling, general and administrative
	1	7	3	12	Research and development
	14	72	38	118
Unrealized loss on term loan interest rate swap	—	3	—	11	Interest expense
Other	—	—	(1)	—	Other (expense) income, net
Total amounts reclassified to operations	$14	$75	$37	$129

15.	Commitments and Contingencies
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
The trial commenced on September 9, 2013. On January 8, 2014, the Court issued an opinion dismissing the Company's affirmative claims. With respect to TLI/Continuant’s counterclaims, on March 27, 2014, a jury found against the Company on two of eight claims and awarded damages of $20 million. Under the federal antitrust laws, the jury’s award is subject to automatic trebling, or $60 million.

Following the jury verdict, TLI/Continuant sought an injunction regarding the Company’s ongoing business operations. On June 30, 2014, a federal judge rejected the demands of TLI/Continuant’s proposed injunction and stated that “only a narrow injunction is appropriate.” Instead, the judge issued an order relating to customers who purchased an Avaya PBX system between January 1, 1990 and April 30, 2008 only. Those customers and their agents will have free access to the on demand maintenance commands that were installed on their systems at the time of the purchase transaction. The Company has six months from the date of the injunction to enable such access. The court specified that this right “does not extend to access on a system purchased after April 30, 2008.” Consequently, the injunction affects only systems sold more than six years ago. The judge denied all other requests TLI/Continuant made in its injunction filing.
The Company and TLI/Continuant have filed post-trial motions seeking to overturn the jury’s verdict, which motions are currently pending. In addition, TLI/Continuant has made a motion for the entry of final judgment, including a request for prejudgment interest in the amount of approximately $13 million, which motion is currently pending. The Company is disputing TLI/Continuant’s entitlement to prejudgment interest. The Company expects TLI/Continuant to make an application for attorneys’ fees and costs.
The Company continues to believe that TLI/Continuant's claims are without merit and unsupported by the facts and law, and the Company intends to defend this matter, including by filing an appeal to the United States Court of Appeals for the Third Circuit. No loss reserve has been provided for this matter. Once required, and in order to stay the enforcement of the judgment pending appeal or otherwise, the Company will post a bond in the amount of the final judgment, plus interest. The Company expects to secure posting of the bond through existing resources and may use any or a combination of the issuance of one or more letters of credit under its existing credit facilities and cash on hand.
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

In millions
Balance as of October 1, 2013	$16
Reductions for payments and costs to satisfy claims	(10)
Accruals for warranties issued during the period	8
Balance as of June 30, 2014	$14
Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements
Letters of Credit
As of June 30, 2014, the Company had outstanding an aggregate of $129 million in irrevocable letters of credit which ensure the Company's performance or payment to third parties.  Included in this amount is $85 million issued under its $535 million committed revolving credit facilities, which facilities are available through October 26, 2016.  Also included is $44 million of letters of credit issued under uncommitted facilities.
Surety Bonds
The Company arranges for the issuance of various types of surety bonds, such as license, permit, bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. These bonds vary in duration although most are issued and outstanding from 3 months to 3 years. These bonds are backed by $8 million of the Company’s letters of credit. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $18 million as of June 30, 2014. Historically, no surety bonds have been drawn upon.
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
The Company’s outsourcing agreements with its most significant contract manufacturers automatically renew in July and September for successive periods of twelve months each, subject to specific termination rights for the Company and the contract manufacturers. All manufacturing of the Company’s products is performed in accordance with either detailed requirements or specifications and product designs furnished by the Company, and is subject to rigorous quality control standards.
Product Financing Arrangements
The Company sells products to various resellers that may obtain financing from certain unaffiliated third-party lending institutions. For the Company’s product financing arrangement with resellers outside the U.S., in the event participating resellers default on their payment obligations to the lending institution, the Company is obligated under certain circumstances to guarantee repayment to the lending institution. The repayment amount fluctuates with the level of product financing activity. The guaranteed repayment amount was approximately $2 million as of June 30, 2014. The Company reviews and sets the maximum credit limit for each reseller participating in this financing arrangement. Historically, there have not been any guarantee repayments by the Company. The Company has estimated the fair value of this guarantee as of June 30, 2014, and has determined that it is not material, however there can be no assurance that the Company will not be obligated to make repayments under this arrangement in the future.

Long-Term Cash Incentive Bonus Plan
Parent has established a long-term incentive cash bonus plan (“LTIP”). Under the LTIP, Parent will make cash awards available to compensate certain key employees upon the achievement of defined returns on the Sponsors’ initial investment in the Parent (a “triggering event”). Parent has authorized LTIP awards covering a total of $60 million, of which $30 million in awards were outstanding as of June 30, 2014. The Company will begin to recognize compensation expense relative to the LTIP awards upon the occurrence of a triggering event (e.g., a sale or initial public offering). As of June 30, 2014, no compensation expense associated with the LTIP has been recognized.
Credit Facility Indemnification
In connection with its obligations under the credit facilities described in Note 8, “Financing Arrangements,” the Company has agreed to indemnify the third-party lending institutions for costs incurred by the institutions related to changes in tax law or other legal requirements. While there have been no amounts paid to the lenders pursuant to this indemnity in the past, there can be no assurance that the Company will not be obligated to indemnify the lenders under this arrangement in the future. As of June 30, 2014, no amounts have been accrued pursuant to this indemnity.
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
Our accompanying unaudited interim Consolidated Financial Statements as of June 30, 2014 and for the three and nine months ended June 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission, or the SEC, for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2013, which were included in our Annual Report on Form 10-K filed with the SEC on November 22, 2013. In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated.
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
Divestiture of Government IT Professional Services Business
On March 31, 2014, the Company completed the sale of its government IT Professional Services (“ITPS”) business for an adjusted sales price of $101 million, inclusive of $3 million of working capital adjustments, and net of $2 million in costs to sell. See Note 4, “Divestitures - Government IT Professional Services Business,” to our unaudited interim Consolidated Financial Statements for further details.
As a result of management's plan to divest the ITPS business, the results of operations, cash flows and assets and liabilities of the ITPS business have been classified as discontinued operations in all periods presented. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.
Refinancing of Debt
During fiscal 2013, the Company completed a series of transactions which allowed the Company to refinance (1) all of its senior secured term B-1 loans (“term B-1 loans”) outstanding under its senior secured credit facility originally due October 26, 2014, and (2) $642 million of its 9.75% senior unsecured cash-pay notes and $742 million of its senior unsecured paid-in-kind (“PIK”) toggle notes each originally due November 1, 2015. These transactions extended the maturity date of the $2.8 billion of refinanced debt by an additional three to six years and increased the associated interest rate.
During fiscal 2014, the Company entered into refinancing transactions which lowered the interest rate of certain debt. On February 5, 2014, the Company completed an amendment to the senior secured credit facility pursuant to which the Company refinanced $1,138 million aggregate principal amount of senior secured term B-5 loans (“term B-5 loans”) with the cash proceeds from the issuance of senior secured term B-6 loans (“term B-6 loans”). On May 15, 2014, the Company redeemed 100% of the aggregate principal amount of its 9.75% senior unsecured cash-pay notes due 2015 and 10.125%/10.875% senior unsecured PIK toggle notes due 2015 at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest, or $92 million and $58 million, respectively. The redemption price of $150 million was funded through cash on-hand of $10 million and borrowings of $140 million under the Company's revolving credit facilities.
See Note 8, “Financing Arrangements” to our unaudited interim Consolidated Financial Statements and “Management's Discussion and Analysis - Liquidity and Capital Resources: Credit Facilities” for further details.
As of June 30, 2014 our long-term debt consists of the following:

In millions
Variable rate senior secured multi-currency asset-based revolving credit facility due October 26, 2016	$40
Variable rate senior secured multi-currency revolver due October 26, 2016	100
Variable rate senior secured term B-3 loans due October 26, 2017	2,109
Variable rate senior secured term B-4 loans due October 26, 2017	1
Variable rate senior secured term B-6 loans due March 31, 2018	1,131
7% senior secured notes due April 1, 2019	1,009
9% senior secured notes due April 1, 2019	290
10.50% senior secured notes due March 1, 2021	1,384
Unaccreted discount	(23)
6,041
Debt maturing within one year	(32)
Long-term debt	$6,009
During the nine months ended June 30, 2013, the Company incurred $49 million in debt refinancing fees and expenses, of which $18 million was expensed as incurred and included in other expense, net and $31 million was deferred and is being amortized over the term of the related debt.
During the nine months ended June 30, 2014, the Company incurred $15 million in debt refinancing fees and expenses, of which $2 million was expensed as incurred and included in other expense, net, $3 million was included in determination of the loss on extinguishment of debt, and $10 million was deferred and is being amortized over the term of the related debt.

The weighted average contractual interest rate of the Company's outstanding debt as of June 30, 2014 and September 30, 2013 was 6.9% and 7.4%, respectively.
Annual maturities of debt (excluding unaccreted discount of $23 million), for the next five years ending September 30th and thereafter, consist of:

In millions	June 30, 2014
Remainder of fiscal 2014	$10
2015	38
2016	39
2017	178
2018	3,116
2019 and thereafter	2,683
Total	$6,064
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

Given the transformation in our business, market trends and customer buying preferences, we generally view each of our products and services as falling within one of the following three categories:

•
Flagship, which generally includes video, Avaya Aura®, Avaya IP Office, leading edge contact center, session border controller, Ethernet/fabric switching, cloud and managed services, and also maintenance and professional services revenue associated with all of the Flagship products;

•	Core, which generally includes phones, gateways, servers, core contact center, and other managed and maintenance support services; and

•	Legacy, which generally includes legacy products and services acquired as part of the NES acquisition and our 2004 acquisition of Tenovis, excluding networking.
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

•
Endpoints comprise a range of models that suit employees and executives at every level, including IP and digital deskphones, digital enhanced cordless telecommunications, or DECT, handsets, wireless phones, and conference phones. Avaya phones are optimized for different use cases. They offer capabilities such as touch screen and applications such as integration to corporate calendar, directory and presence, enhanced audio quality for a “you-are-there” experience, customization and soft keys, and multiple lines appearances, to name a few. We believe that, in a number of industries, the desk phone is a critical business tool and provides an experience which cannot be replicated in software on generic platforms: in the contact center for example, quick access to core functionality via dedicated keys often is desired by our customers.

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

In April 2014, Avaya announced the latest addition to its customer experience management solutions for mid-market, Avaya Contact Center Select, which works with the Avaya IP office platform and provides, among other things, multichannel support (voice, email, chat, SMS and fax), scalability for 30 - 250 agents and skills-based routing.

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

The web site also provides access to “Ava,” an interactive virtual chat agent that quickly searches our knowledge base and a wide range of “how-to” videos to answer customer support questions. Ava learns with each customer interaction and can make the decision to transition the chat to an Avaya technician-often without the customer realizing the change is taking place. All new support solutions are published to the web by our engineers, generally within 90 minutes of finding a resolution, adding value for customers by providing known solutions for potential issues rapidly. Most of our customers also benefit from real-time monitoring of diagnostic and system status to proactively identify potential issues to improve reliability, uptime and faster issue resolution.

•
Avaya Cloud and Managed Services, which provides IT Infrastructure Library, or ITIL, aligned, multivendor managed and outsourcing services for customers’ communications environments. Managed services can be procured in standard packages or in fully custom arrangements that include on-premise or private Cloud options, Service Level Agreements, or SLAs, billing and reporting.  Avaya can manage existing infrastructure of any age and from any communications vendor, and many customers leverage this model as a way to manage complex existing environments while they upgrade their entire communication network to the latest technology.   This model provides customers with an operational expense option, or OpEx model, rather than a capital expenditure option, or CapEx model, for upgrading to the latest technology.  In these types of deals, the underlying solutions and infrastructure are owned by the equipment vendor, or managed services/Cloud provider and are often included in the managed services pricing/revenue. In addition, managed services can take the form of one of three Cloud models offered by Avaya:

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
We continue to better align our go-to-market strategy for our products and services with the enterprise and mid-market customer bases. We have been deploying new customer segmentation and enhanced geographic emphasis while leveraging our existing and new channel partners. This has generated momentum in our mid-market efforts. Throughout fiscal 2014, we have brought additional industry-seasoned sales and technical personnel into customer and partner facing roles.
Financial Results Summary
Our revenue for the nine months ended June 30, 2014 and 2013 was $3,245 million and $3,409 million, respectively, a decrease of $164 million or 5%. Our revenue for the nine months ended June 30, 2014 decreased as compared to the corresponding period in the prior year, primarily as a result of lower customer spending on unified communications products, particularly gateways and legacy phones and platform products, including Nortel and Tenovis, which in turn contributed to lower maintenance and professional services revenues. We believe these declines are primarily attributable to customers choosing not to upgrade their systems in a cautious spending environment. The decline in gateway sales may be in part impacted by better utilization of SIP technology, which enables our customers to run their communications networks more efficiently. We believe the decrease in our product revenues may also be due in part to a growing market trend around Cloud consumption preferences with more customers exploring OpEx models as opposed to CapEx models for procuring technology. Increasingly, to manage costs and efficiencies, customers are exploring a shift to OpEx models, also referred to as “spend-as-you-go” models, where they pay a fee for business collaboration and communications services but the underlying solutions, infrastructure and personnel are owned and managed by the equipment vendor or a managed services or Cloud provider, as opposed to CapEx models that require them to invest in and own the solutions, infrastructure and personnel. We believe the market trend toward OpEx models will continue as we see an increasing number of opportunities and requests for proposal based on the OpEx model, where contract values are usually larger, but for which the associated revenues are recognized over a longer period, typically three to seven years.
The Company has maintained its focus on profitability levels and investing in future results and continued to initiate cost savings programs designed to streamline its operations, generate cost savings, and eliminate overlapping processes and expenses associated with various acquisitions and in response to the global economic downturn. These cost savings programs have included: (1) reducing headcount, (2) relocating certain job functions to lower cost geographies, including service delivery, customer care, research and development, human resources and finance, (3) eliminating real estate costs associated with unused or under-utilized facilities and (4) implementing gross margin improvement and other cost reduction initiatives. During the nine months ended June 30, 2014 and 2013, the Company incurred restructuring charges of $94 million and $165 million, respectively. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future and the costs of those actions could be material.
Operating income for the nine months ended June 30, 2014 and 2013 was $135 million and $36 million, respectively, an increase of $99 million. The increase in operating income is primarily attributable to lower restructuring charges and the continued benefit from our cost savings initiatives partially offset by the decrease in revenues described above and $35 million of additional depreciation associated with the Company's Westminster, Colorado facility which we are in the process of vacating as we move to a more cost efficient facility in Colorado.
Operating income for the nine months ended June 30, 2014 and 2013 includes non-cash expenses for depreciation and amortization of $336 million and $332 million and share-based compensation of $20 million and $7 million for each of the periods, respectively.
On March 31, 2014, the Company completed the sale of its government ITPS business for an adjusted sales price of $101 million, inclusive of $3 million of working capital adjustments, and net of $2 million in costs to sell. As a result of management's plan to divest the ITPS business, the results of operations and assets and liabilities of the ITPS business have been classified as discontinued operations in all periods presented. Income from discontinued operations for the nine months ended June 30, 2014 was $32 million and compares to a loss from discontinued operations for the nine months ended June 30, 2013 of $68 million. Income from discontinued operations for the nine months ended June 30, 2014 included the gain on the sale of the ITPS business of $52 million. Loss from discontinued operations for the nine months ended June 30, 2013 included an $89 million impairment charge to the goodwill of the ITPS business.
Net loss for the nine months ended June 30, 2014 and 2013 was $212 million and $387 million, respectively. The decrease in our net loss is primarily attributable to the increases in operating income and income from discontinued operations as described above, partially offset by an increase in income taxes for the nine months ended June 30, 2014 as compared to the nine months ended June 30, 2013. Net loss for the nine months ended June 30, 2014 and 2013 also includes losses on extinguishment of debt of $5 million and $6 million and costs incurred in connection with modifications to certain credit facilities of $2 million and $18 million for each of the periods, respectively.
Results From Operations
Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013
Revenue
Our revenue for the three months ended June 30, 2014 and 2013 was $1,054 million and $1,116 million, respectively, a decrease of $62 million or 6%. The following table sets forth a comparison of revenue by portfolio:

	Three months ended June 30,
	2014	2013	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
In millions			2014	2013
GCS	$450	$497	42%	44%	(9)%	(9)%
Purchase accounting adjustments	—	(1)	0%	0%	(1)	(1)
Networking	61	64	6%	6%	(5)%	(3)%
Total ECS product revenue	511	560	48%	50%	(9)%	(9)%
AGS	543	556	52%	50%	(2)%	(3)%
Total revenue	$1,054	$1,116	100%	100%	(6)%	(6)%

(1)	Not meaningful

GCS revenue for the three months ended June 30, 2014 and 2013 was $450 million and $497 million, respectively, a decrease of $47 million or 9%. The decrease in GCS revenue is primarily attributable to lower sales of our unified communications products.
Networking revenue for the three months ended June 30, 2014 and 2013 was $61 million and $64 million, respectively a decrease of $3 million or 5%. The decrease in networking revenue is primarily attributable to lower demand for our established networking products and the unfavorable impact of foreign currency, partially offset by the revenues from three new products introduced in prior periods.
AGS revenue for the three months ended June 30, 2014 and 2013 was $543 million and $556 million, respectively, a decrease of $13 million or 2%. The decrease in AGS revenue was primarily due to lower maintenance and professional services revenues as a result of lower product sales in prior periods and were partially offset by the favorable impact of foreign currency. These decreases in AGS revenue were partially offset by higher revenues from Cloud and managed services performed under contracts entered into in prior periods.
The following table sets forth a comparison of revenue by location:

	Three months ended June 30,
	2014	2013	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
In millions			2014	2013
U.S.	$543	$605	52%	54%	(10)%	(10)%
International:
EMEA	297	297	28%	27%	0%	(2)%
APAC - Asia Pacific	108	105	10%	9%	3%	4%
Americas International - Canada and Latin America	106	109	10%	10%	(3)%	4%
Total International	511	511	48%	46%	0%	0%
Total revenue	$1,054	$1,116	100%	100%	(6)%	(6)%
Revenue in the U.S. for the three months ended June 30, 2014 and 2013 was $543 million and $605 million, respectively, a decrease of $62 million or 10%. The decrease in U.S. revenue was primarily attributable to lower sales of our unified communications products and lower revenues from maintenance and professional services. Revenue in EMEA for the three months ended June 30, 2014 and 2013 was $297 million and $297 million, respectively. Increases in EMEA revenue associated with higher revenues from maintenance and professional services and the favorable impact of foreign currency were offset by lower sales of our unified communications and contact center products. Revenue in APAC for the three months ended June 30, 2014 and 2013 was $108 million and $105 million, respectively, an increase of $3 million or 3%. The increase in APAC revenue is primarily attributable to higher revenues from Cloud and managed services and were partially offset by the unfavorable impact of foreign currency. Revenue in Americas International was $106 million and $109 million for the three months ended June 30, 2014 and 2013, respectively, a decrease of $3 million or 3%. The decrease in Americas International revenue was primarily attributable to the unfavorable impact of foreign currency and was partially offset by higher sales associated with our contact center and networking products.
We sell our products directly to end users and through an indirect sales channel. The following table sets forth a comparison of revenue from sales of products by channel:

	Three months ended June 30,
	2014	2013	Percentage of Total ECS Product Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
In millions			2014	2013
Direct	$132	$139	26%	25%	(5)%	(6)%
Indirect	379	421	74%	75%	(10)%	(10)%
Total ECS product revenue	$511	$560	100%	100%	(9)%	(9)%

Gross Profit
The following table sets forth a comparison of gross profit by segment:

	Three months ended June 30,
	Gross Profit		Gross Margin		Change
In millions	2014	2013	2014	2013	Amount	Pct.
GCS	$287	$298	63.8%	60.0%	$(11)	(4)%
Networking	27	28	44.3%	43.8%	(1)	(4)%
ECS	314	326	61.4%	58.2%	(12)	(4)%
AGS	309	307	56.9%	55.2%	2	1%
Unallocated amounts	(16)	(15)	(1)	(1)	(1)	(1)
Total	$607	$618	57.6%	55.4%	$(11)	(2)%

(1)	Not meaningful
Gross profit for the three months ended June 30, 2014 and 2013 was $607 million and $618 million, respectively, a decrease of $11 million or 2%. The decrease is primarily attributable to the decrease in revenues and is partially offset by the success of our gross margin improvement initiatives. Our gross margin improvement initiatives include exiting facilities, reducing the workforce, relocating positions to lower-cost geographies, productivity improvements, and obtaining better pricing from our contract manufacturers and transportation vendors. Primarily as a result of our gross margin improvement initiatives, gross margin increased to 57.6% for the three months ended June 30, 2014 from 55.4% for the three months ended June 30, 2013.
GCS gross profit for the three months ended June 30, 2014 and 2013 was $287 million and $298 million, respectively, a decrease of $11 million or 4%. The decrease in GCS gross profit is primarily attributable to the decrease in revenues and is partially offset by the success of our gross margin improvement initiatives discussed above. Primarily as a result of our gross margin improvement initiatives, GCS gross margin increased to 63.8% for the three months ended June 30, 2014 compared to 60.0% for the three months ended June 30, 2013.
Networking gross profit for the three months ended June 30, 2014 and 2013 was $27 million and $28 million, respectively, a decrease of $1 million or 4%. Networking gross margin increased to 44.3% for the three months ended June 30, 2014 from 43.8% for the three months ended June 30, 2013.
AGS gross profit for the three months ended June 30, 2014 and 2013 was $309 million and $307 million, respectively, an increase of $2 million or 1%. The increase in AGS gross profit is primarily due to the benefit from our gross margin improvement initiatives discussed above partially offset by lower maintenance and professional services revenue. We have redesigned the Avaya support website and continue to transition our customers from an agent-based support model to a self-service/web-based support model. These improvements have allowed us to reduce the workforce and relocate positions to lower-cost geographies. Primarily as a result of these factors, AGS gross margin increased to 56.9% for the three months ended June 30, 2014 compared to 55.2% for the three months ended June 30, 2013.
Unallocated amounts for the three months ended June 30, 2014 and 2013 include the effect of the amortization of acquired technology intangibles and other costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level.
Operating Expenses

	Three months ended June 30,
	2014	2013	Percentage of Revenue		Change
In millions			2014	2013	Amount	Pct.
Selling, general and administrative	$365	$379	34.6%	34.0%	$(14)	(4)%
Research and development	93	112	8.8%	10.0%	(19)	(17)%
Amortization of intangible assets	56	57	5.3%	5.1%	(1)	(2)%
Restructuring charges, net	45	63	4.3%	5.6%	(18)	(29)%
Acquisition-related costs	—	1	—%	0.1%	(1)	(100)%
Total operating expenses	$559	$612	53.0%	54.8%	$(53)	(9)%
Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2014 and 2013 were $365 million and $379 million, respectively, a decrease of $14 million. The decrease was primarily due to lower expenses associated with our cost savings initiatives discussed above and lower depreciation expense in fiscal 2014.

Research and development (“R&D”) expenses for the three months ended June 30, 2014 and 2013 were $93 million and $112 million, respectively, a decrease of $19 million. The decrease was primarily due to lower expenses associated with our cost savings initiatives discussed above.
Amortization of intangible assets for the three months ended June 30, 2014 and 2013 was $56 million and $57 million, respectively.
Restructuring charges, net, for the three months ended June 30, 2014 and 2013 were $45 million and $63 million, respectively, a decrease of $18 million. The Company continued to identify opportunities to streamline its operations and generate cost savings which included consolidating and exiting facilities and eliminating employee positions. Restructuring charges recorded during the three months ended June 30, 2014 include employee separation costs of $39 million and lease obligations of $6 million primarily related to two facilities in the U.S. The EMEA charges include a plan approved during the three months ended June 30, 2014 for the elimination of 121 positions and resulted in a charge of $19 million, for which the related payments are expected to be completed in fiscal 2016. The separation charges include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. Restructuring charges recorded during the three months ended June 30, 2013 include employee separation costs of $48 million and lease obligations of $15 million. These costs primarily include the payments associated with employee severance actions in the U.S. and the lease obligation associated with the vacated portion of a facility in Germany, which the Company completely vacated during the fourth quarter of fiscal 2013. In April 2013, the Company initiated an employee severance program in the U.S. that resulted in the elimination of 456 positions and a charge of $21 million. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future and the costs of those actions could be material.
Acquisition-related costs were $1 million for the three months ended June 30, 2013 and include third-party legal and other costs related to business acquisitions in fiscal 2013.
Operating Income
Operating income for the three months ended June 30, 2014 and 2013 was $48 million and $6 million, respectively.
Operating income for the three months ended June 30, 2014 and 2013 includes non-cash expenses for depreciation and amortization of $99 million and $110 million and share-based compensation of $6 million and $4 million, respectively.
Interest Expense
Interest expense for the three months ended June 30, 2014 and 2013 was $112 million and $122 million, respectively, which includes non-cash interest expense of $6 million and $4 million, respectively. Non-cash interest expense for each period includes amortization of debt issuance costs and accretion of debt discount. Cash interest expense for the three months ended June 30, 2014 and 2013, was $106 million and $118 million, respectively, a decrease of $12 million. The decrease was primarily due to certain debt refinancing transactions during fiscal 2014 combined with the expiration of certain unfavorable interest rate swap contracts in prior periods.
During fiscal 2014, the Company entered into a transaction to refinance term loans under its senior secured credit facility with a new tranche of term loans that bear interest at a lower rate per annum than the debt they replaced while maintaining the same maturity and redeemed its senior unsecured notes due 2015 through cash on-hand and borrowings under the Company's revolving credit facilities. See Note 8, “Financing Arrangements” to our unaudited interim Consolidated Financial Statements for further details.
Loss on Extinguishment of Debt
During the three months ended June 30, 2014, we recognized a $1 million loss on extinguishment of debt associated with the redemption of 100% of the aggregate principal amount of the 10.125%/10.87% senior unsecured PIK toggles notes and the 9.75% senior unsecured cash-pay notes. The loss represents the difference between the reacquisition price and the carrying value (including unamortized discount and debt issues costs) of the debt. See Note 8, “Financing Arrangements” to our unaudited interim Consolidated Financial Statements for further details.
Other Expense, Net
Other expense, net for the three months ended June 30, 2014 and 2013 was $7 million and $5 million, respectively, and for the three months ended June 30, 2014 includes charges associated with certain tax indemnifications of $8 million. Other expense, net also includes $1 million of net foreign currency transaction gains for the three months ended June 30, 2014 compared to $5 million of net foreign currency transaction losses for the three months ended June 30, 2013.

Benefit from Income Taxes of Continuing Operations
The benefit from income taxes of continuing operations for the three months ended June 30, 2014 and 2013 was $8 million and $3 million, respectively.
The effective rate for the three months ended June 30, 2014 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss in the Consolidated Statements of Operations (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) reductions in the Company's unrecognized tax benefits of $35 million resulting from the settlement of certain international tax exams, (4) recognition of a $7 million income tax benefit related to the correction of prior year deferred tax assets and liabilities for certain non-U.S. legal entities, and (5) recognition of a $3 million income tax benefit as a result of net gains in other comprehensive income.
The effective rate for the three months ended June 30, 2013 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss in the Consolidated Statement of Operations, (2) changes in the valuation allowance established against the Company’s deferred tax assets, and (3) the recognition of a $27 million income tax benefit as a result of net gains in other comprehensive income.
During the three months ended June 30, 2014 and 2013, the Company recorded a tax charge of $3 million and $27 million, respectively to other comprehensive income primarily relating to gains associated with the Company's pension benefits. As a result of the charge to other comprehensive income for this tax effect the Company recognized an income tax benefit in continuing operations and less current period valuation allowance was required against the Company's deferred tax assets.
Income from Discontinued Operations, Net of Income Taxes
Income from discontinued operations, net of income taxes for the three months ended June 30, 2014 was $2 million compared to$8 million for the three months ended June 30, 2013. On March 31, 2014, the Company completed the sale of its government ITPS business for an adjusted sales price of $101 million, inclusive of $3 million of working capital adjustments, and net of $2 million in costs to sell. Income from discontinued operations for the three months ended June 30, 2014 reflects the $3 million adjustment to the gain on the sale of the ITPS business resulting from the working capital adjustments identified during the period net of income taxes of $1 million. See Note 4, “Divestitures - Government IT Professional Services Business,” to our unaudited interim Consolidated Financial Statements for further details.
Nine Months Ended June 30, 2014 Compared with Nine Months Ended June 30, 2013
Revenue
Our revenue for the nine months ended June 30, 2014 and 2013 was $3,245 million and $3,409 million, respectively, a decrease of $164 million or 5%. The following table sets forth a comparison of revenue by portfolio:

	Nine months ended June 30,
	2014	2013	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
In millions			2014	2013
GCS	$1,433	$1,543	44%	45%	(7)%	(7)%
Purchase accounting adjustments	—	(1)	0%	0%	(1)	(1)
Networking	184	178	6%	5%	3%	4%
Total ECS product revenue	1,617	1,720	50%	50%	(6)%	(6)%
AGS	1,628	1,689	50%	50%	(4)%	(3)%
Total revenue	$3,245	$3,409	100%	100%	(5)%	(5)%

(1)	Not meaningful
GCS revenue for the nine months ended June 30, 2014 and 2013 was $1,433 million and $1,543 million, respectively, a decrease of $110 million or 7%. The decrease in GCS revenue was primarily attributable to lower customer spend on unified communications products in a cautious spending environment as discussed above.
Networking revenue for the nine months ended June 30, 2014 and 2013 was $184 million and $178 million, respectively, an increase of $6 million or 3%. The increase in Networking revenue is primarily attributable to the Company's successful completion of its networking deployment at the Sochi Olympics partially offset by the unfavorable impact of foreign currency.
AGS revenue for the nine months ended June 30, 2014 and 2013 was $1,628 million and $1,689 million, respectively, a decrease of $61 million or 4%. The decrease in AGS revenue was primarily due to lower maintenance and professional services revenues as a result of lower product sales and the favorable impact of foreign currency. These decreases in AGS revenue were partially offset by higher revenue from Cloud and managed services performed under contracts entered into in prior periods.
The following table sets forth a comparison of revenue by location:

	Nine months ended June 30,
	2014	2013	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
In millions			2014	2013
U.S.	$1,679	$1,802	52%	53%	(7)%	(7)%
International:
EMEA	913	926	28%	27%	(1)%	(3)%
APAC - Asia Pacific	334	344	10%	10%	(3)%	(1)%
Americas International - Canada and Latin America	319	337	10%	10%	(5)%	1%
Total International	1,566	1,607	48%	47%	(3)%	(2)%
Total revenue	$3,245	$3,409	100%	100%	(5)%	(5)%
Revenue in the U.S. for the nine months ended June 30, 2014 and 2013 was $1,679 million and $1,802 million, respectively, a decrease of $123 million or 7%. The decrease in U.S. revenue was primarily attributable to lower sales associated with our unified communications products which contributed to lower revenues from maintenance and professional services. These decreases in U.S. revenue were partially offset by higher revenue from Cloud and managed services performed under contracts entered into in prior periods. Revenue in EMEA for the nine months ended June 30, 2014 and 2013 was $913 million and $926 million, respectively, a decrease of $13 million or 1%. The decrease in EMEA revenue was primarily attributable to lower sales associated with our unified communications and contact center products which contributed to lower revenues from maintenance and professional services. These decreases in EMEA revenue were partially offset by the favorable impact of foreign currency, higher revenue from Cloud and managed services performed under contracts entered into in prior periods, and the Company's successful completion of its networking deployment at the Sochi Olympics. Revenue in APAC for the nine months ended June 30, 2014 and 2013 was $334 million and $344 million, respectively, a decrease of $10 million or 3%. The decrease in APAC revenue was primarily attributable to lower sales associated with our unified communications products and the unfavorable impact of foreign currency. These decreases in APAC revenue were partially offset by higher revenue from Cloud and managed services performed under contracts entered into in prior periods. Revenue in Americas International was $319 million and $337 million for the nine months ended June 30, 2014 and 2013, respectively, a decrease of $18 million or 5%. The decrease in Americas International revenue was primarily attributable to the unfavorable impact of foreign currency and lower sales associated with our unified communications products. The decreases in Americas International revenue were partially offset by higher sales of our contact center products and higher revenue from Cloud and managed services performed under contracts entered into in prior periods.
We sell our products directly to end users and through an indirect sales channel. The following table sets forth a comparison of revenue from sales of products by channel:

	Nine months ended June 30,
	2014	2013	Percentage of Total ECS Product Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
In millions			2014	2013
Direct	$412	$405	25%	24%	2%	1%
Indirect	1,205	1,315	75%	76%	(8)%	(8)%
Total ECS product revenue	$1,617	$1,720	100%	100%	(6)%	(6)%

Gross Profit
The following table sets forth a comparison of gross profit by segment:

	Nine months ended June 30,
	Gross Profit		Gross Margin		Change
In millions	2014	2013	2014	2013	Amount	Pct.
GCS	$905	$917	63.2%	59.4%	(12)	(1)%
Networking	85	73	46.2%	41.0%	12	16%
ECS	990	990	61.2%	57.6%	—	—%
AGS	907	919	55.7%	54.4%	(12)	(1)%
Unallocated amounts	(53)	(53)	(1)	(1)	—	(1)
Total	$1,844	$1,856	56.8%	54.4%	(12)	(1)%

(1)	Not meaningful
Gross profit for the nine months ended June 30, 2014 and 2013 was $1,844 million and $1,856 million, respectively, a decrease of $12 million or 1%. The decrease is primarily attributable to a decrease in sales volume, as well as $6 million of additional depreciation related to the change in the estimates of salvage value and useful life of the Company's Westminster, Colorado facility, and the effect of a $5 million benefit associated with the release of a contingent liability during the nine months ended June 30, 2013 related to a labor matter in EMEA that we released as a result of a favorable court ruling. These decreases in gross profit were partially offset by the success of our gross margin improvement initiatives, the improvement in our customer discount discipline, and the impact of lower amortization of acquired technology intangible assets. Our gross margin improvement initiatives include exiting facilities, reducing the workforce, relocating positions to lower-cost geographies, productivity improvements, and obtaining better pricing from our contract manufacturers and transportation vendors. As a result of our gross margin improvement initiatives and the improvement in our customer discount discipline, gross margin increased to 56.8% for the nine months ended June 30, 2014 from 54.4% for the nine months ended June 30, 2013.
GCS gross profit for the nine months ended June 30, 2014 and 2013 was $905 million and $917 million, respectively, a decrease of $12 million or 1%. The decrease in GCS gross profit is primarily due to the decrease in sales volume. This decrease in gross profit was partially offset by the success of our gross margin improvement initiatives discussed above and the improvement in our customer discount discipline. As a result of our gross margin improvement initiatives and the improvement in our customer discount discipline, GCS gross margin increased to 63.2% for the nine months ended June 30, 2014 compared to 59.4% for the nine months ended June 30, 2013.
Networking gross profit for the nine months ended June 30, 2014 and 2013 was $85 million and $73 million, respectively, an increase of $12 million or 16%. Networking gross margin increased to 46.2% for the nine months ended June 30, 2014 from 41.0% for the nine months ended June 30, 2013. The increases in Networking gross profit and margin were due to higher revenues associated with several new product launches beginning in July 2013 and the Company's successful completion of its networking deployment at the Sochi Olympics.
AGS gross profit for the nine months ended June 30, 2014 and 2013 was $907 million and $919 million, respectively, a decrease of $12 million or 1%. The decrease in AGS gross profit is primarily due to lower services revenue and the effect of a $5 million benefit associated with the release of contingent liability during nine months ended June 30, 2013, related to a labor matter in EMEA that we released as a result of a favorable court ruling. These decreases in AGS gross profit were partially offset by the continued benefit from our gross margin improvement initiatives discussed above. We have redesigned the Avaya support website and continue to transition our customers from an agent-based support model to a self-service/web-based support model. These improvements have allowed us to reduce the workforce and relocate positions to lower-cost geographies. As a result of the above factors, AGS gross margin increased to 55.7% for the nine months ended June 30, 2014 from 54.4% for the nine months ended June 30, 2013.
Unallocated amounts for the nine months ended June 30, 2014 and 2013 include the effect of the amortization of acquired technology intangibles and costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level. The decrease in unallocated amounts is attributable to lower amortization associated with technology intangible assets acquired prior to fiscal 2013 offset by $6 million of additional depreciation related to the change in the estimates of salvage value and useful life of the Company's Westminster, Colorado facility.

Operating Expenses

	Nine months ended June 30,
	2014	2013	Percentage of Revenue		Change
In millions			2014	2013	Amount	Pct.
Selling, general and administrative	$1,155	$1,139	35.6%	33.4%	$16	1%
Research and development	289	343	8.9%	10.1%	(54)	(16)%
Amortization of intangible assets	171	172	5.3%	5.0%	(1)	(1)%
Restructuring charges, net	94	165	2.9%	4.8%	(71)	(43)%
Acquisition-related costs	—	1	—%	—%	(1)	(100)%
Total operating expenses	$1,709	$1,820	52.7%	53.3%	$(111)	(6)%
SG&A expenses for the nine months ended June 30, 2014 and 2013 were $1,155 million and $1,139 million, respectively, an increase of $16 million. The increase was primarily due to $24 million of additional depreciation related to the change in the estimates of salvage value and useful life of the Company's Westminster, Colorado facility, the expense of the marketing rights we obtained to the Sochi Olympics and additional selling expenses to support our go-to-market strategy within the enterprise and mid-market customer bases. These increases in SG&A expenses were partially offset by our cost savings initiatives. Our cost savings initiatives include exiting and consolidating facilities, reducing the workforce and relocating positions to lower-cost geographies.
R&D expenses for the nine months ended June 30, 2014 and 2013 were $289 million and $343 million, respectively, a decrease of $54 million. The decrease was primarily due to lower expenses associated with our cost savings initiatives discussed above. This decrease in R&D expense was partially offset by $5 million of additional depreciation related to the change in the estimates of salvage value and useful life of the Company's Westminster, Colorado facility.
Amortization of intangible assets for the nine months ended June 30, 2014 and 2013 was $171 million and $172 million, respectively.
Restructuring charges, net, for the nine months ended June 30, 2014 and 2013 were $94 million and $165 million, respectively, a decrease of $71 million. The Company continued to identify opportunities to streamline its operations and generate cost savings which included consolidating and exiting facilities and eliminating employee positions. Restructuring charges recorded during the nine months ended June 30, 2014 include employee separation costs of $83 million and lease obligations of $11 million primarily related to two facilities in the U.S. The employee separation costs are primarily associated with employee severance actions in EMEA and the U.S. The EMEA charges include a plan approved during the three months ended June 30, 2014 for the elimination of 121 positions and resulted in a charge of $19 million, for which the related payments are expected to be completed in fiscal 2016. The separation charges include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. A voluntary program offered to certain management employees in the U.S. resulted in the elimination of 172 positions and resulted in a charge of $10 million. Restructuring charges recorded during the nine months ended June 30, 2013 include employee separation costs of $127 million and lease obligations of $38 million. These costs primarily include the payments associated with employee severance actions in EMEA and the U.S. and lease obligations associated with the vacated portion of a facility in Germany, which the Company completely vacated in the fourth quarter of fiscal 2013, and facilities in the United Kingdom and the U.S. The severance actions in EMEA provided for the elimination of 234 positions and resulted in a charge of $46 million. The separation charges include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. Enhanced severance plans were offered to certain management employees in the U.S. in the first and third quarter of fiscal 2013 and resulted in the elimination of 195 and 456 positions and restructuring charges of $9 million and $21 million, respectively, for which the related payments were completed in fiscal 2013. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future and the costs of those actions could be material.
Acquisition-related costs were $1 million for the nine months ended June 30, 2013 and include third-party legal and other costs related to business acquisitions in fiscal 2013.
Operating Income
For the nine months ended June 30, 2014, operating income was $135 million compared to $36 million for the nine months ended June 30, 2013.
Operating income for the nine months ended June 30, 2014 and 2013 includes non-cash expenses for depreciation and amortization of $336 million and $332 million and share-based compensation of $20 million and $7 million for each of the periods, respectively.

Interest Expense
Interest expense for the nine months ended June 30, 2014 and 2013 was $347 million and $346 million, respectively, which includes non-cash interest expense of $15 million and $16 million, respectively. Non-cash interest expense for each period includes amortization of debt issuance costs and accretion of debt discount. Cash interest expense for the nine months ended June 30, 2014 and 2013, was $332 million and $330 million, respectively, an increase of $2 million. Cash interest expense for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013 increased as a result of certain debt refinancing transactions that occurred during fiscal 2013 partially offset by a decrease in interest expense as a result of the expiration of certain unfavorable interest rate swap contracts.
During fiscal 2013, the Company completed a series of transactions which allowed the Company to refinance term loans under its senior secured credit facilities that originally matured October 26, 2014 and substantially all of its senior unsecured notes that were scheduled to mature on November 1, 2015. As a result of these debt refinancing transactions, the interest rate associated with the portion of the Company's debt that was refinanced increased. See Note 8, “Financing Arrangements” to our unaudited interim Consolidated Financial Statements for further details.
Loss on Extinguishment of Debt
During the nine months ended June 30, 2014, we recognized a $5 million loss on extinguishment of debt in connection with (1) the refinancing of $1,138 million aggregate principal amount of term B-5 loans with the cash proceeds from the issuance of term B-6 loans and (2) the redemption of 100% of the aggregate principal amount of the 10.125%/10.87% senior unsecured PIK toggles notes and the 9.75% senior unsecured cash-pay notes. During the nine months ended June 30, 2013, we recognized a $6 million loss on extinguishment of debt in connection with (1) the issuance of our 9% Senior Secured Notes and the payment of $284 million of our term B-5 loans and (2) the refinancing of $584 million of outstanding term B-1 loans. In each period, the loss represents the difference between the reacquisition price and the carrying value (including unamortized discount and debt issues costs) of the debt. See Note 8, “Financing Arrangements” to our unaudited interim Consolidated Financial Statements for further details.
Other Expense, Net
Other expense, net for the nine months ended June 30, 2014 and 2013 was $8 million and $9 million, respectively.
Other expense, net, for the nine months ended June 30, 2014 includes $5 million of net charges associated with certain tax indemnifications, $2 million of third party fees incurred in connection with debt modifications, and a $2 million charge associated with the remeasurement of the monetary assets and liabilities of our Venezuelan subsidiary. Based on developments related to the foreign exchange process in Venezuela, the Company has changed the exchange rate used to remeasure its Venezuelan subsidiary's monetary assets and liabilities from the official exchange rate as established by the Venezuelan government to the “Complimentary System of Foreign Currency Acquirement” or SICAD rate.
Other expense, net for the nine months ended June 30, 2013 includes $18 million of third party fees incurred in connection with debt modifications and a $1 million translation loss recognized in connection with the devaluation of the bolivar by the Venezuela government in February 2013. These other expenses were partially offset by net foreign currency transaction gains of $10 million.
(Provision for) Benefit from Income Taxes of Continuing Operations
The provision for income taxes of continuing operations for the nine months ended June 30, 2014 was $19 million as compared to the benefit from income taxes of continuing operations of $6 million for the nine months ended June 30, 2013.
The effective income tax rate for the nine months ended June 30, 2014 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss in the Consolidated Statements of Operations, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) reductions in the Company's unrecognized tax benefits of $35 million resulting from the settlement of certain international tax exams, (4) recognition of a $22 million income tax benefit as a result of net gains in income from discontinued operations, (5) recognition of an $11 million income tax benefit as a result of net gains in other comprehensive income, and (6) recognition of a $7 million income tax benefit related to the correction of prior year deferred tax assets and liabilities for certain non-U.S. legal entities.
During the nine months ended June 30, 2014, the Company recorded a tax charge of $11 million to other comprehensive income primarily relating to gains associated with the Company's pension benefits and a tax charge of $22 million to discontinued operations. As a result of the charge to other comprehensive income and discontinued operations for these tax effects the Company recognized an income tax benefit in continuing operations and less current period valuation allowance was required against the Company's deferred tax assets.
The effective rate for the nine months ended June 30, 2013 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss in the Consolidated Statement of Operations, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) the recognition of a $43 million income tax benefit as a result of net gains in other comprehensive income, and (4) $17 million of income tax benefit recognized upon the expiration of certain interest rate swaps.
During the nine months ended June 30, 2013, the Company recorded a tax charge of $43 million to other comprehensive income primarily relating to gains associated with the Company's pension benefits. As a result of the charge to other comprehensive income for this tax effect the Company recognized an income tax benefit in continuing operations and less current period valuation allowance was required against the Company's deferred tax assets.
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
Income (Loss) from Discontinued Operations, Net of Income Taxes
Income from discontinued operations for the nine months ended June 30, 2014 was $32 million and compares to a loss from discontinued operations for the nine months ended June 30, 2013 of $68 million. On March 31, 2014, the Company completed the sale of its government ITPS business for an adjusted sales price of $101 million, inclusive of $3 million of working capital adjustments, and net of $2 million in costs to sell. Income from discontinued operations for the nine months ended June 30, 2014 includes the gain on the sale of the ITPS business of $52 million. Loss from discontinued operations for the nine months ended June 30, 2013 included the impact of an $89 million impairment charge to goodwill. See Note 4, “Divestitures - Government IT Professional Services Business,” to our unaudited interim Consolidated Financial Statements for further details.
Liquidity and Capital Resources
Cash and cash equivalents increased by $27 million to $315 million at June 30, 2014 from $288 million at September 30, 2013. We expect our existing cash balance, cash generated by operations and borrowings available under our credit facilities to be our primary sources of short-term liquidity. Based on our current level of operations, we believe these sources will be adequate to meet our liquidity needs for at least the next twelve months. Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. As part of our analysis, we have assessed the implications of recent financial events on our current business and determined that these market conditions have not resulted in an inability to meet our obligations as they come due in the ordinary course of business and have not had a significant impact on our liquidity as of June 30, 2014. However, we cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under our credit facilities in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs.

Sources and Uses of Cash
The following table provides the condensed statements of cash flows for the nine months ended June 30, 2014 and 2013:

	Nine months ended June 30,
In millions	2014	2013
Net cash (used for) provided by:
Net loss	$(212)	$(387)
Income (loss) from discontinued operations, net of income taxes	32	(68)
Loss from continuing operations	(244)	(319)
Adjustments to net loss for non-cash items	338	330
Changes in operating assets and liabilities	(73)	72
Continuing operating activities	21	83
Discontinued operating activities	4	16
Operating activities	25	99
Continuing investing activities	(57)	(89)
Discontinued investing activities	98	—
Investing activities	41	(89)
Financing activities	(39)	(68)
Effect of exchange rate changes on cash and cash equivalents	—	(8)
Net increase (decrease) in cash and cash equivalents	27	(66)
Cash and cash equivalents at beginning of period	288	337
Cash and cash equivalents at end of period	$315	$271
Operating Activities
Cash provided by operating activities was $25 million and $99 million for the nine months ended June 30, 2014 and 2013, respectively.
Adjustments to reconcile net loss to net cash provided by operations for the nine months ended June 30, 2014 and 2013 were $338 million and $330 million, and primarily consisted of depreciation and amortization of $336 million and $332 million, respectively.
During the nine months ended June 30, 2014, changes in our operating assets and liabilities resulted in a net decrease in cash and cash equivalents of $73 million. The net decrease was driven by payments associated with our employee incentive programs and benefit obligations and the pay down of accounts payable. These decreases were partially offset by improvements in collection of accounts receivable and reductions in our inventory levels.
During the nine months ended June 30, 2013, changes in our operating assets and liabilities resulted in a net increase in cash and cash equivalents of $72 million. The net increase was driven by improvements in collection of accounts receivable, increases in deferred revenues attributable to a significant number of annual prepaid maintenance contracts closed in January 2013, and the effects of non-cash business restructuring reserves net of cash payments against our reserves. These increases in cash and cash equivalents were partially offset by the payment of accrued interest, payments associated with our employee incentive programs, and the pay down of accounts payable.
Investing Activities
Cash provided by investing activities was $41 million for the nine months ended June 30, 2014 as compared to cash used by investing activities of $89 million for the nine months ended June 30, 2013. On March 31, 2014, the Company completed the sale of its government ITPS business and received the initial proceeds of $98 million. Subsequent to the sale, positive working capital adjustments of $3 million were identified, the proceeds of which the Company expects to receive during the fourth quarter of fiscal 2014. During the nine months ended June 30, 2014 and 2013, cash used for investing activities also included capital expenditures of $94 million and $78 million, capitalized software development costs of $1 million and $12 million, and acquisitions of businesses, net of cash acquired of $14 million and $1 million, respectively. Also, during the nine months ended June 30, 2014 the Company invested $10 million for less than a 6% equity interest in an unaffiliated privately-held company. During the nine months ended June 30, 2014 and 2013, proceeds from the sales of long-lived assets were $61 million and $12 million, respectively. Further, during the nine months ended June 30, 2013, the Company advanced to Parent $10 million in exchange for a note receivable. The principal amount of this note plus any accrued and unpaid interest is due in full October 3,

2015 with interest at the rate of 0.93% per annum. The proceeds of this note were used by Parent to partially fund the second and final installment payment associated with an acquisition done in October 2011. Once the acquisition was complete, Parent immediately merged the acquired entity with and into the Company, with the Company surviving the merger.
Financing Activities
Cash used for financing activities was $39 million and $68 million for the nine months ended June 30, 2014 and 2013, respectively and includes $28 million in scheduled debt repayments in each period.
Cash flows from financing for the nine months ended June 30, 2014 includes proceeds of $1,136 million from the issuance of term B-6 loans and $140 million from borrowing under the Company's revolving credit facilities. The proceeds from the issuance of the term B-6 loans were used to repay $1,138 million of term B-5 loans and the proceeds from borrowings under the Company's revolving credit facilities, together with cash on-hand of $10 million, were used to redeem $92 million of 10.125%/10.875% senior unsecured PIK toggle notes and $58 million of 9.75% senior unsecured cash-pay notes. The redemption of the $92 million of 10.125%/10.875% senior unsecured PIK toggle notes includes $9 million of paid-in-kind interest expensed in prior periods.
Cash flows from financing activities for the nine months ended June 30, 2013 includes proceeds of $589 million from the issuance of term B-5 loans and proceeds of $290 million from the issuance of 9% Senior Secures Notes. The proceeds from the issuance of the term B-5 loans were used to repay $584 million principal amount of our term B-1 loans and the proceeds from the issuance of the 9% Senior Secured Notes were used to repay $284 million principal amount of our term B-5 loans. Additionally, during fiscal 2013, the Company completed a non-cash exchange in which $642 million of the 9.75% senior unsecured cash-pay notes and $742 million of the 10.125%/10.875% senior unsecured PIK toggle notes were exchanged for $1,384 million of 10.50% senior secured notes due 2021.
Cash used for financing activities for the nine months ended June 30, 2014 and 2013 also includes cash paid for debt issuance and debt modification costs of $10 million and $49 million, respectively.
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
Pursuant to Amendment No. 8 to Credit Agreement, the Company refinanced in full all term B-5 loans outstanding under the senior secured credit facility with the cash proceeds from the Company’s borrowing of approximately $1,138 million aggregate principal amount of term B-6 loans under the senior secured credit facility.  In addition, the Company paid $15 million in cash for certain fees and expenses incurred in connection with the refinancing. The new term B-6 loans mature on March 31, 2018, which was the same date on which the term B-5 loans were scheduled to mature.
The new tranche of term B-6 loans bears interest at a rate per annum equal to either a base rate (subject to a floor of 2.00%) or a LIBOR rate (subject to a floor of 1.00%), in each case plus an applicable margin. Subject to the floor described in the immediately preceding sentence, the base rate is determined by reference to the higher of (1) the prime rate of Citibank, N.A. and (2) the federal funds effective rate plus one half of 1%. The applicable margin for borrowings of term B-6 loans is 4.50% per annum with respect to base rate borrowings and 5.50% per annum with respect to LIBOR borrowings, in each case, subject to increase pursuant to the senior secured credit facility in connection with the making of certain refinancing, extended or replacement term loans under the senior secured credit facility with an Effective Yield (as defined in the senior secured credit facility) greater than the applicable Effective Yield payable in respect of the term B-6 loans at such time plus 50 basis points.
Any voluntary prepayment, and certain mandatory prepayments, of principal of the term B-6 loans, or any amendment to the terms of the term B-6 loans, the primary purpose of which is to effect a Term B-6 Repricing Transaction (as defined in the senior secured credit facility), in each case, after February 5, 2014 and on or prior to August 5, 2014, will be subject to payment of a 1.0% premium on the aggregate principal amount of the term B-6 loans so prepaid or amended.
On May 15, 2014, the Company redeemed 100% of the aggregate principal amount of its 10.125%/10.875% senior unsecured PIK toggle notes due 2015 and 9.75% senior unsecured cash-pay notes due 2015 at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest, or $92 million and $58 million, respectively. The redemption price of $150 million was funded through cash on-hand of $10 million, borrowings of $100 million under the multi-currency revolver available under the senior secured credit facility, and $40 million under the senior secured asset-based credit facility.
Borrowings under the senior secured multi-currency revolver bear interest at a rate per annum equal to a LIBOR rate plus an applicable margin.
Borrowings under the senior secured asset-based asset based credit facility bear interest at a rate per annum equal to, at the Company's option, either (a) a LIBOR rate plus a margin of 1.75% or (b) a base rate plus a margin of 0.75%. The interest rate election made on the May 15, 2014 borrowing was the LIBOR rate.
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
Specifically, we expect our primary cash requirements for the remainder of fiscal 2014 to be as follows:

•
Benefit obligations—We estimate we will make payments under our pension and postretirement obligations totaling $83 million during the remainder of fiscal 2014. These payments include: $63 million to satisfy the minimum statutory funding requirements of our U.S. qualified plans, $1 million of payments under our U.S. benefit plans which are not pre-funded, $6 million under our non-U.S. benefit plans which are predominately not pre-funded, $2 million under our U.S. retiree medical benefit plan which is not pre-funded and $11 million under the agreements for represented retirees to post-retirement health trusts. See discussion in Note 12, “Benefit Obligations” to our unaudited interim Consolidated Financial Statements for further details of our benefit obligations.

•	Debt service—We expect to make payments of $130 million during the remainder of fiscal 2014 for principal and interest associated with our long-term debt, as refinanced.

•	Capital expenditures—We expect to spend approximately $35 million to $40 million for capital expenditures and capitalized software development costs during the remainder of fiscal 2014.

•
Restructuring payments—We expect to make payments of approximately $30 million to $35 million during the remainder of fiscal 2014 for employee separation costs and lease termination obligations associated with restructuring actions we have taken and expected to be taken.

On March 27, 2014, in connection with an antitrust litigation matter, a jury found against the Company on two of eight counts and awarded damages to Telecom Labs, Inc., TeamTLI.com Corp. and Continuant Technologies, Inc. (“TLI/Continuant”) in the amount of $20 million. Under the federal antitrust laws, the jury’s award is subject to automatic trebling, or $60 million. The Company continues to believe that TLI/Continuant's claims are without merit and unsupported by the facts and law, and the Company intends to defend this matter, including by filing an appeal to the United States Court of Appeals for the Third Circuit. Once required, and in order to stay the enforcement of the judgment pending appeal or otherwise, the Company will post a bond in the amount of the final judgment, plus interest. The Company expects to secure posting of the bond through existing resources and may use any or a combination of the issuance of one or more letters of credit under its existing credit facilities and cash on hand. See Note 15 - "Commitments and Contingencies - Antitrust Litigation" to our unaudited interim Consolidated Financial Statements for additional details regarding this litigation matter.
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
We are currently party to (a) a senior secured credit facility which consists of both term loans and a senior secured multi-currency revolver allowing for borrowings of up to $200 million, and (b) a multi-currency asset-based revolving credit facility which provides senior secured revolving financing of up to $335 million, subject to availability under a borrowing base. As of June 30, 2014 the Company had $100 million of issued and outstanding borrowings and $100 million available under the senior secured multi-currency revolver. As of June 30, 2014 the Company had $40 million of outstanding borrowings, $85 million of issued and outstanding letters of credit and remaining revolver availability of $118 million under the multi-currency asset-based revolving credit facility. See Note 8, “Financing Arrangements” to our unaudited interim Consolidated Financial Statements.
On July 31, 2014, Avaya completed the sale of assets and liabilities associated with the Technology Business Unit (“TBU”) for $26 million, subject to working capital and other customary price adjustments. Upon closing, the Company received $26 million of proceeds. See Note 4, “Divestitures - Technology Business Unit,” to our unaudited interim Consolidated Financial Statements.
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
Debt Ratings
As of June 30, 2014, we had a long-term corporate family rating of B3 with a negative outlook from Moody’s and a corporate credit rating of B- with a negative outlook from Standard & Poor’s. Our ability to obtain additional external financing and the related cost of borrowing may be affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies.
Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K filed with the SEC on November 22, 2013 and determined that there were no significant changes to our critical accounting policies in the nine months ended June 30, 2014 except for recently adopted accounting guidance as discussed in Note 2, “Recent Accounting Pronouncements - New Accounting Guidance Recently Adopted” to our unaudited interim Consolidated Financial Statements.

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

The unaudited reconciliation of loss from continuing operations, which is a GAAP measure, to EBITDA and Adjusted EBITDA is presented below:

	Three months ended June 30,		Nine months ended June 30,
In millions	2014	2013	2014	2013
Loss from continuing operations	$(64)	$(118)	$(244)	$(319)
Interest expense	112	122	347	346
Interest income	—	(1)	(1)	(2)
(Benefit from) provision for income taxes	(8)	(3)	19	(6)
Depreciation and amortization	99	110	336	332
EBITDA	139	110	457	351
Impact of purchase accounting adjustments	—	1	—	1
Restructuring charges, net	45	63	94	165
Sponsors’ fees (a)	2	1	6	5
Acquisition-related costs	—	1	—	1
Integration-related costs (b)	1	3	5	12
Divestiture-related costs (c)	2	—	2	—
Loss on extinguishment of debt (d)	1	—	5	6
Third-party fees expensed in connection with the debt modification (e)	—	—	2	18
Non-cash share-based compensation	6	4	20	7
Gain on sale of investments and long-lived assets, net	—	(1)	—	(1)
Change in certain tax indemnifications	8	—	5	—
Impairment of long-lived assets	—	1	—	1
Venezuela hyperinflationary and devaluation charges	—	—	2	1
Resolution of legal matters (f)	8	10	8	10
Other	—	—	2	—
(Gain) loss on foreign currency transactions	(1)	5	(1)	(10)
Pension/OPEB/nonretirement postemployment benefits and long-term disability costs (g)	12	19	38	64
Adjusted EBITDA	$223	$217	$645	$631

(a)	Sponsors’ fees represent monitoring fees payable to affiliates of the Sponsors and their designees pursuant to a management services agreement entered into at the time of the Merger.

(b)
Integration-related costs primarily represent third-party consulting fees and other administrative costs and primarily relate to developing compatible IT systems and internal processes with NES and consolidating and coordinating the operations of Avaya with Radvision and other acquisitions.

(c)	Divestiture-related costs include legal and other costs related to the sale of the ITPS and TBU businesses.

(d)
Loss on extinguishment of debt represents losses recognized in connection with certain debt refinancing transactions entered into during fiscal 2014 and 2013. The loss is based on the difference between the reacquisition price and the carrying value (including unamortized debt issue costs) of the debt. See Note 8, “Financing Arrangements,” to our unaudited interim Consolidated Financial Statements located elsewhere in this Form 10-Q.

(e)
The third-party fees expensed in connection with debt modification represent fees paid to third parties in connection with certain debt refinancing transactions entered into during fiscal 2014 and 2013. See Note 8, “Financing Arrangements,” to our unaudited interim Consolidated Financial Statements located elsewhere in this Form 10-Q.

(f)
Charges recognized in connection with the resolution of certain commercial and intellectual property legal disputes that, individually and in the aggregate, were not material to Avaya's financial position.

(g)
Represents that portion of our pension costs, other post-employment benefit costs and non-retirement post-employment benefit costs representing the amortization of prior service costs and net actuarial gains/losses associated with these employment benefits.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risk” in Avaya’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 filed with the SEC on November 22, 2013. As of June 30, 2014, there have been no material changes in this information.

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

The information included in Note 15, “Commitments and Contingencies” to the unaudited interim Consolidated Financial Statements is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes during the quarterly period ended June 30, 2014 to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information.

Pursuant to Section 15(d) of the Securities Exchange Act of 1934, the Company’s obligations to file periodic and current reports ended as of October 1, 2010. Nevertheless, the Company continues to file timely periodic reports and current reports with the SEC voluntarily to comply with the terms of the indenture governing its senior secured notes due 2021.

During and subsequent to the quarter ended June 30, 2014, no events took place that were required to be disclosed in a report on Form 8-K but were not reported.

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

August 5, 2014