Form 10-K
period 2014-09-30
AVAYA INC
filed 2014-11-26
CIK 1116521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended September 30, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 26, 2014, 100 shares of Common Stock, $.01 par value, of the Registrant were outstanding.

When we use the terms “we,” “us,” “our,” “Avaya” or the “Company,” we mean Avaya Inc., a Delaware corporation, and its consolidated subsidiaries taken as a whole, unless the context otherwise indicates.
This Annual Report on Form 10-K contains the registered and unregistered Avaya Aura®, AvayaLive, Avaya Scopia® and other trademarks or service marks of Avaya and are the property of Avaya Inc. and/or its affiliates. This Annual Report on Form 10-K also contains additional tradenames, trademarks or service marks belonging to us and to other companies. We do not intend our use or display of other parties’ trademarks, tradenames or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

i

PART I

Item 1.	Business.
Our Company
Avaya is a leading provider of contact center, unified communications and networking products and services designed to help enterprise and midmarket businesses increase workforce productivity, customer engagement, and customer lifetime value, with the ultimate objective of higher revenue and profitability for our customers. Through September 30, 2014, we had over 300,000 customers, including over 95% of the Fortune 500, with installations in over one million customer locations worldwide.
Our products and services portfolio spans software, hardware, professional and support services, and cloud services. These fall under three reporting segments:

•
Global Communications Solutions, or GCS, encompass all of our real-time collaboration, contact center and unified communications software and hardware. Unified communications integrates real-time communication services including telephony, e-mail, instant messaging and video. Examples in GCS include audio conferencing systems; mobile video software, software that runs contact center operations such as call routing; software that enables mobile access to the company network for employees; and hardware such as phones, gateways, and servers. This reporting segment also includes a development platform, which allows our customers and third parties to adapt our technology by creating custom applications, workflows, and environments for their unique needs and allows them to integrate Avaya’s capabilities into their existing infrastructure. GCS also includes cloud-supporting software and hardware products, which make it possible to use our contact center and unified communications products via the cloud.

•
Avaya Networking includes our advanced fabric networking technology which offers a virtualized network designed to be simple to deploy, agile and resilient. This reporting segment also includes products such as Ethernet switches and routers; wireless networking; and access control products that enforce role- and policy- based access to the network. Our fabric networking technology is flexible and extensible to legacy network systems, which gives customers the option to upgrade to new contact center and unified communications technology while maintaining their existing infrastructure, if desired.

•
Avaya Global Services, or AGS, includes professional and support services designed to help our customers maximize the benefits of using our products and technology. Our services include support for implementation, deployment, monitoring, troubleshooting, optimization, and more. This reporting segment also includes our cloud and managed services, which enable customers to take advantage of our technology in a private, hybrid, or public cloud environment. The majority of our revenue in this reporting segment is recurring in nature, based on multi-year services contracts.

As enterprise and midmarket businesses increasingly seek to improve customer experience through the quality and efficiency of contact center and unified communications, they are confronted with several industry trends presenting emerging and varied challenges. We believe the most forceful among these trends are:

•	the increasing mobility of the workforce;

•
shifting priorities of C-level business decision makers, including an increased preference for software-defined networking (SDN, or network virtualization), cloud delivery of applications, management of multiple and varied devices, all of which must be handled with the security the business demands.

•	increasing demand for IT purchases under operating expense models over capital expense models; and
•the rise of omni-channel customer service involving multiple modes of communications.
We aim to be the leader in our industry in addressing the resulting customer needs and priorities in light of these trends and emerging challenges. We have invested in open, mobile enterprise communication and collaboration platforms and are well poised to serve a broad range of needs, from servicing old phone systems to deploying leading edge call center technology via the cloud. While we remain committed to our legacy capabilities and the customers who rely on them, in the past several years we have also responded to the emerging landscape by evolving our market and product approach in three important ways.

•
We have invested in R&D and new technologies to develop and provide more comprehensive contact center, unified communications, and networking products and services, continuing our focus on the enterprise while expanding the value we can provide to midmarket customers.

•
We have evolved our product design philosophy, anticipating demand for products that are cloud- and mobile enabled. We also design our products to be flexible extensible, secure and reliable. This allows our customers to transition from old communications and collaboration technology to newer technology in a way that is manageable and cost-effective.

•	We have increased our focus on packaging our products and services into “solutions” including:

◦
Customer Engagement Solutions: which are primarily comprised of our contact center products and services (such as software for intelligent call routing and reporting) and supported by our networking technology and development environment. These solutions are designed to help our customers improve customer experience and maximize customer lifetime value, while expanding communications channels to include chat, mobile applications, video, and more.

◦
Team Engagement Solutions: which are primarily comprised of our real-time collaboration and unified communications products and services (such as audio conferencing systems, mobile video software, phones, and software that governs employee network access) and supported by our networking technology and development environment. These solutions are designed to help our customers improve workforce productivity and mobility, while allowing employees to securely use increasing number and variety of devices and communications channels to collaborate.

◦
Networking solutions: which are primarily comprised of our advanced fabric networking technology, based on open industry standards, as well as Ethernet switches, routers, and software that governs role- and policy-based network access. Our networking solutions are designed to enable customer and team engagement across devices and communications modes, on-premise or via the cloud. These solutions are designed to reduce outages, boost agility and resiliency, and increase speed to deployment of contact center and unified communications technology.

We design and build these solutions for engagement of the customers and employees of our customers. We define “engagement” as the set of tangible outcomes that a business experiences through improved team and customer communications and collaboration. These tangible benefits include higher employee productivity; higher customer satisfaction; higher customer lifetime value, and, ultimately, higher profitability.
With our products and services, packaged as solutions, we can address the needs of a diverse range of customers, including large multinational enterprises, small and medium-sized businesses, and government organizations. Our customers operate in a broad range of industries, including financial services, manufacturing, retail, transportation, energy, media and communications, healthcare, education and government. We employ a flexible go-to-market strategy with direct or indirect presence in over 160 countries. As of September 30, 2014, we had approximately 10,800 channel partners and for fiscal 2014, our product revenue from indirect sales through our channel partners represented approximately 75% of our total product revenue.
For fiscal 2014 and 2013, we generated revenue of $4,371 million and $4,578 million, respectively. For fiscal 2014, our total revenue was evenly split between product revenue and services revenue. For fiscal 2013, product revenue represented 51% of our total revenue and services revenue represented 49%. Revenue generated in the United States for fiscal 2014 and 2013 represented 52% and 53% of our total revenue, respectively. For fiscal 2014 and 2013 we had operating income from continuing operations of $197 million and $145 million, respectively. For fiscal 2014 and 2013, we had Adjusted EBITDA of $898 million and $922 million, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations: EBITDA and Adjusted EBITDA” for a definition and explanation of Adjusted EBITDA and a reconciliation of loss from continuing operations to Adjusted EBITDA.
The Benefits of Our Solutions
Avaya’s solutions are combinations of our products and services designed to help our customers address their customer and team engagement needs, before, during and after any transition they may make to a mobile- and cloud-enabled communications environment. We believe our unified communications, contact center, and networking technology can increase productivity and profitability for businesses of all sizes.
Customer Engagement Solutions
Our Customer Engagement Solutions are designed to facilitate long-lasting and successful relationships between companies and their customers. The objective is to increase customer lifetime value, revenue, and profitability for our customers - even as they evolve to integrate more communications channels and mobile devices into their customer service strategies. These solutions are predominately made up of our contact center products and services, and supported by our networking technology and development environment. Some of the benefits of Avaya Customer Engagement Solutions include:

•
Improved customer experience: As businesses increasingly compete on customer experience, we offer products and services designed to incorporate multiple channels of communication, improve customer satisfaction and retention;

increase referrals and customer acquisition; and increase cross-sell and upsell opportunities. For example, our intelligent routing and multi-modal integration software can help an enterprise or midmarket business deliver a seamless ongoing conversation with a customer, even if that conversation includes interactions by phone, chat, email, and social media. Our products and services are designed to drive consistency and increased satisfaction across touch points and enable better measurement of customer experience data for dispersion to other business units.

•
Contact center efficiency: We believe the contact center is at the heart of a successful customer engagement solution because it is a primary channel of communication between the customer and businesses, even as modes of contact expand to include social media, chat, and mobile apps. Our products and services are designed to help our customers achieve contact center efficiency through automation, by reducing operational costs and staffing impacts, eliminating resource constraints caused by repetitive requests and manual processes, and ensuring service level agreements as well as compliance requirements. For example, we might deploy our contact center platform with intelligent call routing and contact flow analytics software to help a customer better manage volume fluctuations and better match contact center resources to customer needs in real-time.

•
Revenue growth: Our solutions are designed to help our customers increase revenue through stronger and longer lasting customer relationships. We believe our solutions address this challenge by reducing complexity within the contact center and facilitating better sell-through, sell-in and sell-up performance. For example, we might deploy our Avaya Customer Experience Portal with software for proactive consumer outreach, to help a customer increase the efficiency and effectiveness of increasing repeat purchases and order sizes, while allowing the customer’s end-consumer to use his or her preferred communications channel for the interaction.

Team Engagement Solutions
Avaya Team Engagement Solutions are designed to offer businesses the simplicity of a single solution to address workforce communication and collaboration needs, including via mobile devices. These solutions are made up predominately of our real-time collaboration and unified communications products and services, and supported by our networking technology and development environment. Some of the benefits of Avaya Team Engagement Solutions include:

•
Communications modernization: Avaya helps modernize communications ecosystems by centralizing, consolidating and virtualizing underlying technology infrastructures and making applications available via the cloud. This model is designed to account for mobile device usage, reduce total cost of ownership for the entire collaboration environment and allow firms to transition from a capital expenditure to operating expenditure model. For example, an Avaya private cloud solution can be implemented to integrate virtualized voice, email, video, messaging, chat and conferencing capabilities. This enables cloud access to communications tools for desk-based and remote workers and improves security, delivering TCO efficiencies and rapid payback.

•
Worker productivity: Our conferencing, messaging, and other unified communications products and services are designed to help our customers integrate products that equally support desk-workers, teleworkers, and frequent business travelers, thereby increasing the mobility and productivity of their workforce. Our customers are increasingly demanding that individual workers be able to communicate across device types, channels and geographic locations knowing that their devices, data and connections are reliable and secure. For example, our customers using the Avaya Session Border Control can securely extend the corporate unified communications capabilities to a remote user on a mobile device and to desk phones in their remote and home offices.

•
Team productivity: Our unified communications products and services are designed to help our customers improve team productivity by diminishing the complexity of team collaboration channels, enabling off-the-shelf and customizable application integration, providing omni-channel conferencing across audio, web, and video for room, desktop, and mobile platforms. It also provides the opportunity to simplify and expand by moving conferencing services into the cloud. For example, the Avaya Scopia platform can enable employees or remote workers to collaborate using high-definition, secure video conferencing accessed through on-premise conference rooms, desktop systems, and mobile devices.

Networking Solutions
Our advanced fabric networking technology, based on open industry standards, is designed to deliver a virtualized network that is simple to deploy, agile to operate, and resilient. Many conventional networking technologies have complex architectures, layering protocols over protocols, making the network architecture fragile and significantly impeding the roll-out of real-time applications. Avaya’s Fabric Connect, our fabric networking technology, is designed to deliver the agility businesses need to focus on integrating customer and team engagement solutions into their existing IT infrastructures. Unified access and network virtualization capabilities form the foundation of Avaya Networking Solutions. Benefits include:

•
Unified access: Our unified access solution is designed to securely extend both fixed and mobile “bring-your-own-device (BYOD)” policies and enable proactive provisioning, quality monitoring, and active application awareness and control.

•
Network virtualization: Our network virtualization solutions are designed to optimize the physical network, decrease network complexity, eliminate complex protocols, and integrate security features for the safe segmentation of data. All of this is intended to accelerate application and user deployment.

Trends Shaping Our Industry
We believe there are a number of key trends shaping our industry and that there is a substantial market opportunity for the market participants that capitalize on these trends.
A new mobile workforce
The increase in mobile technology has created a world more focused on real-time, flexible and always-on communication. We see companies increasingly looking for ways to make corporate applications more accessible via mobile devices as the usage of those devices by workers continues to rise worldwide. A Forrester Research, Inc. survey indicates that 73% of firms with 1,000 or more employees claim supporting more types of mobile devices and platforms will be a critical or high priority during the next 12 months.1
Evolving priorities of C-level business leaders
CEOs and CMOs, we believe, are increasingly seeking to differentiate through customer experience, or in some cases, just trying to keep up with swift-changing customer demands. Meanwhile, we have seen, these two roles become increasingly involved in our customers’ decision making process for the kinds of software, hardware and services we provide. We believe the increasing importance of technology as both an internal and external facing presence of the enterprise, as well as the high stakes of data breaches are reasons CEOs are increasingly engaged in the decision making process. CMOs are gaining additional IT budget authority as they are tasked to manage customer experience and marketing activities using modern communications technology and rich data. We believe that as a result of this shift in decision-making roles, customer engagement solutions need to provide businesses with better ways to engage with end users securely across multiple platforms and channels, creating better customer experiences and thus higher revenues for our customers.
CTOs and CIOs, we believe, have three critically increasing priorities.

•
Manage the reliable and secure integration of an increasing number and variety of devices and endpoints: Today, business users not only use desk-based devices, but also laptops, smartphones, and tablets. Gartner reports from June and September 2014 forecasted that these devices are growing at a CAGR of 6.4% for laptops, 10.6% for smartphones, and 14.4% for tablets through 20182-4. To communicate seamlessly and securely across devices, applications and endpoints must be managed as part of an integrated communications infrastructure.

•
Leverage existing technology infrastructure while positioning for the future: The speed at which new enterprise technology enters the market is challenging companies to rapidly adopt and install new technology. We believe this pressure creates strong demand for systems that do not require enterprise-wide overhauls of existing technology. Instead, it favors incremental, flexible, extensible technologies that are easy to adopt and compatible with existing infrastructures. As a result, many customers are in the midst of transition from on-premise to cloud-based delivery models.

•
Shift to software-defined networking (SDN) and cloud-based applications: Companies today seek technology that helps them lower total cost of ownership (TCO), increase deployment speed and application agility, centralize network control, and embed network functions such as fine-grained security. They also seek to shift away from a complex, proprietary capital-intensive model to one that is more open and efficient.

Omni-channel engagement hubs replacing call centers
Like workforces, the customers of our customers are also increasingly using mobile devices and expecting service interactions with companies across multiple communications channels and devices. Customer interactions are evolving from voice-centric, point-in-time, contact center transactions to ongoing customer conversations over multiple interactions and across multiple media and modes of communication. Customers expect businesses to know about the history of their interactions, even when they occur across a mix of self-service and agent assisted communications methods, including voice, video, email, chat and social media.

1 Forrester Research: The Forrester WaveTM: Global BYOD Management Services, Q2 2014, June 2014
2 Gartner Forecast: PCs, Ultramobiles and Mobile Phones, Worldwide, 2011-2018, 3Q14 Update, Ranjit Atwal, et al, September 2014.
3 Gartner Forecast: Mobile Phones, Worldwide, 2011-2018, 2Q14 Update, Annette Zimmermann, et al, June 2014.
4 Gartner Forecast: PCs, Ultramobiles and Mobile Phones, Worldwide, 2011-2018, 3Q14 Update, Ranjit Atwal, et al, September 2014.

Our Large and Growing Addressable Market Opportunity
We believe that the above trends create significant market opportunity for customer and team engagement solutions. In addition, we believe the limitations of traditional collaboration products and services and capital-intensive buying models present an opportunity for differentiated vendors to gain market share.
We believe that the market for customer and team engagement solutions includes spending on unified communications, contact center applications and networking infrastructure equipment, as well as spending on one-time and recurring professional, managed/cloud, and support services to implement, maintain and manage these tools. We believe that in 2015, these markets will have grown to $101 billion of vendor spending in aggregate, with unified communications accounting for $17 billion, contact center accounting for $4 billion, data networking infrastructure accounting for $27 billion and support, managed/cloud and professional recurring services accounting for the remaining $53 billion. These markets are impacted positively by the need for enterprises to increase productivity and upgrade their unified communications strategy to a more integrated approach, accounting for mobility, varied devices, and multiple communications channels. In response to this need, industry analysts expect that from 2014 through 2017 aggregate spending on unified communications, contact center, data networking and support, managed/cloud and professional services will grow.
Furthermore, the midmarket, which we define as companies with fewer than 5,000 employees, is a growing opportunity for Avaya’s products and services. We believe our communications market opportunity for the midmarket segment is $59 billion. Not only do we believe this segment is growing, but we believe it is underserved and willing to invest in IT enhancements. Avaya has a set of offerings that are specifically designed to address the needs of midmarket businesses, built around our Avaya IP Office, software and hardware designed to simplify processes and streamline information exchange within companies. It lets midmarket companies deliver a collaboration experience that integrates voice, video, and mobile device communications, at price points affordable to midmarket businesses.
Our Competitive Strengths
We believe the following competitive strengths position us well to capitalize on the opportunities created by the market trends affecting our industry.
Leading position across our key end markets
We are a leader in business collaboration and communications, with leading market share in worldwide telephony systems5, contact center infrastructure6, voice maintenance services7 and enterprise messaging,8 and a position in the Leader’s quadrant in each of Gartner’s Magic Quadrants for Corporate Telephony, Unified Communications and Contact Center Infrastructure.9 Additionally, we believe we are a leading provider of cloud and managed services, which in fiscal 2014 grew revenues 19 percent over fiscal 2013 and has continued to be one of the fastest growing areas of our business. We also believe that our market leadership and our incumbent position within our customer base better enables us to cross-sell to existing customers and win new customers.
Open standards technology that supports multi-vendor environments
Our open standards-based technology is designed to accommodate customers with multi-vendor environments seeking to leverage existing investments. Providing enterprises with strong integration capabilities allows them to take advantage of new collaboration and contact center technology as it is introduced. It does not limit customers to a single vendor or add to the backlog of integration work. We also continue to invest in our developer ecosystem, Avaya DevConnect, which has grown to include over 24,000 members as of September 30, 2014. We believe Avaya DevConnect, together with our Agile Communication Environment, or ACE, toolkits, application programming interfaces, or APIs, and integration environments allow businesses to derive unique value from our architecture.
5 Dell’Oro Group, Enterprise Telephony Report, 4Q13, March, 2014.
6 Gartner Inc. Market Share, Contact Center: Worldwide, 2013, Drew Kraus, March, 2014. Gartner ranks Avaya the leader in Contact Center Agent End-User Revenue by Manufacturer, Worldwide in 2013.
7 IntelliCom Analytics, Services Market Dashboard, Q4 2013 Global Lifecycle Services Market Workbook, June, 2014.
8 T3i Group, InfoTrack for Converged Applications, Messaging Systems Shipments, Revenue & Market Share Details, Full Year 2013, June 2014
9 Gartner Magic Quadrants-Gartner Magic Quadrant for Corporate Telephony, Sorell Slaymaker, et al, October, 2014.
- Gartner Magic Quadrant for Unified Communications, Bern Elliot et al, August 2014.
- Gartner Magic Quadrant for Contact Center Infrastructure, Drew Kraus, et al, May 2014.
Gartner, Inc. (Gartner) does not endorse any vendor, product or service depicted in our research publications, and does not advise technology users to select only those vendors with the highest ratings. Gartner research publications consist of the opinions of Gartner’s research organization and should not be construed as statements of fact. Gartner disclaims all warranties, expressed or implied, with respect to this research, including any warranties of merchantability or fitness for a particular purpose.
The Gartner Report(s) described herein, (the Gartner Report(s)) represent(s) data, research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. (Gartner), and are not representations of fact. Each Gartner Report speaks as of its original publication date (and not as of the date of this Form 10-K) and the opinions expressed in the Gartner Report(s) are subject to change without notice.

Leading service capabilities tied to a large recurring revenue stream
Avaya Global Services, or AGS, is a leading provider of recurring support services relating to business collaboration and communications products. Our worldwide services-delivery infrastructure and capabilities help customers address critical business collaboration and communications needs from initial planning and design through implementation, maintenance and day-to-day operation, monitoring and troubleshooting.  We believe AGS is uniquely positioned as a result of close collaboration between our R&D and service planning teams in advance of new products being released.  Customers can use “Ava”, our virtual agent, to get immediate answers online. They can also connect with one of our experts via web chat, web talk, or web video.  Avaya Global Services can also directly access our research and development teams when necessary to quickly resolve customer issues. These capabilities allow Avaya to provide quality service for Avaya products.
In addition, AGS delivers cloud and managed services with a focus on customer performance and growth.  These services can range from managing software releases to operating customer communication systems to helping customers migrate to next-generation business collaboration and communications environments.  We believe that our deep understanding of application management supporting unified communications, contact center, video and networking uniquely position us to best manage and operate cloud-based communications systems for our customers.
Our service delivery is most often provided to customers through recurring contracts.  In fiscal 2014, we generated 50% of our revenues from services with over 80% of service revenues from recurring contracts.  Recurring contracts for support services typically have terms that range from one to five years, and contracts for cloud and managed services typically have terms that range from one to seven years. In fiscal 2014, the U.S. accounted for approximately 64% of our support revenue, with contract renewal rates of more than 83%.  We believe our services relationships have provided us with a large recurring revenue base and significant visibility into our customers’ future collaboration needs.
Lower total cost of ownership
Many vendors try to address customer demands by layering on more architectures and protocols. In the process, they frequently sacrifice simplicity, flexibility and total cost of ownership. In contrast, our products and services are specifically designed to address these needs - typically with less hardware - without sacrificing performance. We believe our product performance, deployment methods, and networking technology contribute to a lower total cost of ownership for customerand team engagement solutions.
Large, diverse and global customer installed base
Our products and services address the needs of a diverse range of customers from large multinational enterprises to small and medium-sized businesses in various industries, including financial services, manufacturing, retail, transportation, energy, media and communications, health care, education and government. Through of September 30, 2014, we had over 300,000 customers, including over 95% of the Fortune 500 with installations in over one million customer locations worldwide. We believe our large and diverse customer base provides us with recurring revenue and the opportunity to further expand within our customer base.
Our Growth Strategy
We believe we are well-positioned worldwide and have a multi-faceted strategy to be a leading provider in delivering engagement and networking solutions.
Expand our cloud offerings and capabilities
Technology and business leaders are increasingly turning to cloud-based technologies and business models that allow enterprises to cut costs, increase productivity, simplify IT environments, and shift when possible to usage-based operating expense models.
Avaya’s technologies that make up our Customer Engagement, Team Engagement, and Networking solutions are designed to be available both on-premise and as a cloud-based service to meet these demands.
Increase mobility offerings to customers
As global workforces change and demand mobile engagement solutions, we intend to meet these demands. For example, the Avaya Aura Platform is designed to support mobility, providing dynamic access to applications and services based on need, not location.
Invest in open standards and product differentiation and innovation
As potential customers look to migrate to our products and services, our open architecture can integrate with competitor systems and provide a path for gradual transition while still achieving cost savings and improved functionality. Our Fabric

Networking technology is fundamental to this approach. Fabric networking represents a strong growth area for Avaya, as fabric networking deployments gain momentum.
During fiscal 2014, we delivered a total of 114 new product releases, which is more than 10% above the level from fiscal 2013. We also expect to continue to make investments in product innovation and research and development across the portfolio to create enhancements and breakthroughs. We believe this will encourage customers to upgrade their products more frequently. We also plan to continue to embrace the cloud computing and mobility opportunities, and to seek new ways to leverage the Virtual Desktop Integration, or VDI, trend to securely deliver business collaboration to users.
Increase our midmarket offerings, capabilities, and market share
We believe our communications market opportunity for the midmarket segment is $59 billion. We define the midmarket as firms with fewer than 5,000 employees. Not only do we believe this segment is growing, but we believe midmarket businesses are underserved and willing to invest in IT enhancements. With the most recent version of our IP Office product, version 9.0, we developed our first complete offering specifically tailored to the needs of midmarket businesses. We believe this offering increases the value we can provide to midmarket businesses and creates an opportunity for market share gain. During fiscal 2014, added over 300 new personnel to key front line sales, specialist, and support roles.to increase reach and accelerate our growth, particularly in the midmarket. We intend to continue to invest in our midmarket offerings and go-to-market resources to increase market share and meet the growing demands of this segment.
Increase sales to existing customers and pursue new customers
We believe that we have a significant opportunity to increase our sales to our existing customers by offering new solutions from our diverse product portfolio, including cloud, mobility, and networking solutions. This ability is supported by our market leadership, global scale and extensive customer interaction, including at the C-suite, and creates a strong platform from which to drive and shape the evolution of enterprise communications toward greater business collaboration. Our track record with our customers gives us the credibility that we believe provides us with a competitive advantage in helping them cope with this evolution.
Invest in sales and distribution capabilities
Our flexible go-to-market strategy, which consists of both a direct sales force and approximately 10,800 channel partners (as of September 30, 2014), allows us to reach customers across industries and around the globe while allowing them to interact with Avaya in a way that fits their organization. We intend to continue investing in our channel partners and sales force to optimize their market focus, enter new geographies and provide our channel partners with training, marketing programs, and technical support through our Avaya Connect program. We also leverage our sales and distribution channels to accelerate customer adoption and generate an increasing percentage of our revenue from our new high-value software products, data networking, video collaboration, midmarket offerings, and user experience-centric applications.
Expand margins and profitability
We have maintained our focus on profitability levels and implemented a number of cost savings initiatives.  These initiatives, along with decreases in the amortization of acquired technology intangible assets, have contributed to improvements in our gross margin. Our gross margin has improved from 50.8% in fiscal 2012 to 57.2% in fiscal 2014. This improvement in gross margin along with other cost savings is also reflected in Adjusted EBITDA, a key metric management uses to evaluate the Company’s performance. Adjusted EBITDA as a percentage of revenues improved from 18.8% in fiscal 2012 to 20.5% in fiscal 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations: EBITDA and Adjusted EBITDA” for a definition and explanation of Adjusted EBITDA and a reconciliation of loss from continuing operations to Adjusted EBITDA.
We expect to pursue additional cost reduction opportunities which are likely to be more targeted and may include increased automation of our processes, headcount attrition, actions to address unproductive assets, real estate consolidation, sales back office and front line skill transformations, and balancing our professional services structure. Having delivered substantial cost structure reductions over the past several years, we believe the opportunities for additional savings and execution of our growth strategy can result in further margin and profitability expansion.
Our Products and Services
Overview
Avaya possesses diverse product and services portfolios and combines individual products and services to solve customer challenges related to customer engagement, team (workforce and partner) engagement, and networking.

The products and services that make up these solutions are organized in three reporting segments:

•
Global Communications Solutions (GCS) encompass all of our real-time collaboration, contact center and unified communications software and hardware. Examples include audio conferencing systems; mobile video software, software that runs contact center operations such as call routing; software that enables mobile access to the company network for employees; and hardware like phones, gateways, and servers. This segment also includes a development platform, which allows our customers and third parties to adapt our technology by creating custom applications, workflows, and environments for their unique needs and allows them to integrate Avaya’s capabilities into their existing infrastructure. GCS also includes cloud-supporting software and hardware products, which make it possible to use our contact center and unified communications products via the cloud.

•
Avaya Networking includes our advanced fabric networking technology that offers a virtualized network designed to be simple to deploy, agile and resilient. The reporting segment also includes products such as Ethernet switches and routers; wireless networking; and access control products that enforce role- and policy- based access to the network. Our fabric networking technology is flexible and extensible to legacy network systems, which gives customers the option to upgrade to new contact center and unified communications technology while maintaining their existing infrastructure, if desired.

•
Avaya Global Services includes professional and support services designed to help our customers use our products and technology efficiently and effectively. Our services include support for implementation, deployment, monitoring, troubleshooting, optimization, and more. This reporting segment also includes our cloud and managed services, which enable customers to take advantage of our technology in a private, hybrid, or public cloud environment. While some are one-time services, the majority are recurring services.

The majority of our product portfolio is made up of software products that reside on either a client or server. Our client software resides on both our own and third-party devices, including desk phones, tablets, laptops and smartphones. It provides users with access to unified communications capabilities such as voice and video calling, audio conferencing, instant messaging, and contact directories. Our server-side software controls communication and collaboration for the enterprise. It delivers rich value-added applications such as messaging, telephony, voice, video and web conferencing, mobility and customer service. Our hardware includes a broad range of desk phones, servers and gateways and LAN/WAN switching wireless access points. A portion of our portfolio has been subjected to rigorous interoperability and security testing and is approved for acquisition by the US Government. Avaya’s portfolio of services include product support, integration, cloud and managed services as well as professional services that enable customers to optimize and manage their communications networks worldwide and achieve enhanced business results.
Global Communications Solutions
Enterprises of all sizes depend on Avaya for unified communications, collaboration, contact center, and networking applications and technology that help improve efficiency, engagement, and competitiveness. Our people-centric products integrate voice, video and data, enabling users to communicate and collaborate in real-time, in the mode best suited to each interaction. This eliminates inefficiencies in communications to help make organizations more productive and responsive.
The following chart provides a representative list of products, descriptions, and classifications that are included in the Global Communications Solutions reporting segment.

Category	Product Name	Description	Included in which Avaya Solutions
Video and Conferencing	Avaya Scopia
A standards-based portfolio of hardware and software products that includes conference room systems, desktop and mobile video conferencing, and infrastructure and management. Available extensions include HD (high-definition) video-conference rooms, and mobile applications for video conferencing, control, and management on mobile devices.
Team Engagement
Avaya Aura Conferencing
A combination of hardware and software that provides simple access to multi-media collaboration. In the same application users can use voice, video, chat, and web conferencing. Based on the Avaya Aura architecture, Avaya Aura Conferencing is distributed and scalable to thousands of users. Its modular conception allows the system to be dimensioned appropriately in terms of video or web content servers or voice communications manager.

The complementary Avaya Video Conferencing infrastructure includes Avaya Scopia Elite Multipoint Conferencing Units, or MCUs, reliable and highly scalable multi-party video conferencing platforms for enterprise and service provider environments. They offer advanced and easy-to-use multi-party infrastructure for video conferencing and are at the core of a high definition deployment. In addition, gateways for Microsoft Lync and Session Initiation Protocol (“SIP”) provide connectivity and interoperability with unified communications products to standards-based video conferencing systems and infrastructure.
Team Engagement
BurstPoint Networks video conference recording and streaming
In July 2014 Avaya completed the acquisition of the intellectual property assets of BurstPoint Networks. These assets include high-definition video conference recording and streaming platforms that can be deployed behind corporate firewalls for scaled, secure, high-volume streaming.
Team Engagement

Communications and Messaging	Avaya one-X Communicator and one-X Mobile
Ideal for users who communicate frequently, manage multiple calls, set up ad-hoc conferencing, and need to be highly reachable, Avaya one-X Communicator software provides users with access to unified communications capabilities including voice and video calling, audio conferencing, instant messaging and presence, corporate directories, and communication logs. Avaya one-X Mobile software enables users to access enterprise communications from a wide selection of mobile devices, including high-end smart phones and tablets. A choice of one-X Mobile clients is available for popular platforms including Apple iPhone, Google Android, and BlackBerry.
Team Engagement
Avaya Client Applications
Software that provides access to Avaya voice and video services from business applications such as Microsoft Lync, Microsoft Office Communications Server, Microsoft Outlook, Microsoft Office, IBM Sametime, and customer relationship management, or CRM, applications such as Salesforce.com and Microsoft Dynamics.
Team Engagement
Avaya Aura Messaging
Unified messaging software that gives users access to email, voicemail, and fax from a single interface. It uses an all-Linux platform with local survivability and geo-redundant capabilities to serve large distributed or centralized configurations, with the option to store messages in an Avaya and/or Microsoft Exchange message store.
Team Engagement
Avaya Aura Messaging Service
A cloud-based service that enables business phone lines to be a textable number. This software allows the user to communicate via text messaging using an enterprise phone number, enabling the user to keep his or her mobile phone number private and reserving it for their personal use. Messages are secure and stored in the cloud and simultaneously available on smartphones, tablets, notebooks, and desktop devices, enabling one-number communications via voice, pictures and text messaging.
Team Engagement

Platforms, Infrastructure and Phones	Avaya Aura Core
A next-generation architecture powering our customers’ communications and collaboration services. Based on IMS, an industry standard defined by 3GPP, this core (a blend of hardware and software) provides a flat communications control and management function using SIP methods. Unlike point-to-point SIP, or even standard client server SIP approaches used by most of our competitors, the Avaya Aura Core uses the SIP-ISC, or IMS Service Control, signaling standard to allow multiple independent applications to serve communication sessions. Avaya Aura can scale to hundreds of thousands of users, serving the small enterprise all the way through the largest enterprise customers in the world.
Customer Engagement Team Engagement
The Avaya Engagement Development Platform
The Avaya Engagement Development Platform is a software platform that simplifies embedding robust communications and collaboration capabilities into business applications, such as CRM or Enterprise Resources Planning, or ERP. This platform allows customers, third parties, and Avaya to create customized engagement applications and environments to meet unique needs. Customers and third parties can integrate business applications with unified communications technology and contact center capabilities including voice, short message service or SMS, and email.
Customer Engagement Team Engagement
Avaya IP Office
Avaya IP Office is a unified communications set of hardware and software products designed specifically for midmarket-sized customers. Avaya IP Office can be deployed on-premise or in the cloud. It was designed to simplify processes and streamline information exchange within companies. Communications capabilities can be added as needed. The latest version of Avaya IP Office (9.0) gives midmarket customers features and functions that large enterprises use, but at a scale that is efficient and affordable for them. Avaya IP Office delivers a seamless collaboration experience across voice, video, and mobility for up to 2,000 users.
Customer Engagement Team Engagement
Avaya Session Border Controller ("SBC") for Enterprise
SBC provides enhanced security for collaboration within and outside of the enterprise, helping to protect SIP trunks from multiple threats and allowing SIP remote users to simply and securely connect communication and collaboration applications to the enterprise without the need of VPN connection. This is made up of hardware, software, or both.
Customer Engagement Team Engagement
Avaya Phones
Avaya’s range of desk phones and portable technologies include IP and digital desk phones, digital enhanced cordless telecommunications (DECT) handsets, wireless phones, docking stations for BYOD, and conference room phones. Avaya phones offer capabilities such as touch screen and applications such as integration to corporate calendar, directory and presence, enhanced audio quality for a “you-are-there” experience, customization and soft keys, and multiple lines appearances, to name a few.
Customer Engagement Team Engagement

Assisted Experience Management	Avaya Aura Contact Center
Avaya Aura Contact Center lets customers connect with a company in ways beyond phone calls, including via text, IM, email, and chat. The omni-channel contact center solution gives agents the context (real-time and historical) to deliver a differentiated customer experience. It is designed to provide a unified, efficient, and highly personalized experience that builds brand and customer loyalty.
Customer Engagement
Avaya Aura Call Center Elite
With intelligent routing and resource selection features, Avaya Aura Call Center Elite allows a business to determine if its customers should be served by the least busy agent, the first available agent, or the agent with skills that best match the customer’s needs. Calls can be routed across a pool of agents regardless of physical location.
Customer Engagement
	Interaction Center	Interaction Center extends Avaya Aura Call Center Elite to enable service channels beyond the telephone, including email, web chat, SMS/text, and social media.	Customer Engagement
IP Office Contact Center - Mid Market
New in 2014 and built to integrate with the IP Office Platform, this is a contact center software solution designed specifically for midmarket business needs. It enables seamless conversations for hundreds of agents across multiple modes of communication, including voice, email, chat, text, and fax.
Customer Engagement
Avaya Contact Center Select
New in 2014, this advanced software provides enterprise-level contact center capabilities to midmarket clients on the Avaya IP Office platform. It provides, among other things, omni-channel support (voice, email, chat, SMS, and fax) scalability for 30 - 250 agents and skills-based routing.
Customer Engagement
Automated Experience Management	Avaya Aura Experience Portal
The Avaya Aura Experience Portal enables organizations to connect with customers in new ways and take advantage of all the popular mobile channels, including SMS text and mobile phones. The product enables customers to connect with agents using their favorite channels and devices and gives them powerful, unique service experiences with multi-party conferencing, intelligent routing, and pre-identified customer preferences.
Customer Engagement
Intelligent Customer Routing
This enables customers to turn customer wait times into positive and productive customer engagements. It lets firms share offers during wait times, deliver customer information to agents that help assure fast and accurate answers, and relay alerts and notifications to callers in queues.
Customer Engagement
	Proactive Contact	This enables firms to optimize outbound customer care, like payment reminders, announce product enhancements, explain service changes, and deliver surveys, with best-in-class predictive dialing.	Customer Engagement
	Proactive Outreach Manager	Proactive Outreach Manager lets customers of a business choose when and where they want to connect and whether it’s via mobile, online, in store, or over the phone.	Customer Engagement

Performance Management	Avaya Aura Performance Center
Avaya Aura Performance Center is a unified, end-to-end reporting and analytics platform that distills business intelligence from large volumes of data, to discover not only what has happened in a communications stream, but also why it happened.
Customer Engagement
Avaya Aura Workforce Optimization
Avaya Aura Workforce Optimization is designed to give firms a deeper, more meaningful look at customer interactions by uniting all workforce optimization requirements under one, integrated platform. Firms can use this to capture, share, and act on information from across the enterprise-especially contact centers and back-office systems-and use the data to make informed decisions faster.
Customer Engagement
Avaya Call Management System
Avaya Call Management System is designed for businesses with complex contact-center operations and high call volume. Call Management System is a database, administration, and reporting application to help businesses identify operational issues and take immediate action to solve them.
Customer Engagement
Speech Analytics
Speech Analytics enables firms to capture and analyze all data from recorded audio content in order to monitor quality and manage and mitigate risk. With advanced phonetic speech tools customers can quickly identify key words and phrases in audio recordings, search and tag keywords and phrases that have been identified and compile the information needed to make informed decisions and take action.
Customer Engagement
Cloud Enablement Products	CCAAS, UCAAS, VAAS and Collaboration Pod
The contact center as-a-service, unified communications as-a-service, and video-as-a-service products are software reference architectures that use multi-tenant control technology and virtualized communications platforms to extend Avaya’s industry leading Contact Center, Unified Communications, and Video products to the cloud, making them available as a service. The Collaboration Pod is a hardware delivery mechanism for the solutions, available for partners who want a fully-installed solution.
Customer Engagement Team Engagement
Avaya Aura Control Manager
Aura Control Manager is a cloud-based product for centralizing administration and management for Avaya contact centers. This product is designed to allow a customer to easily update call center functions and business processes across the entire organization. Administrators can apply rules and definitions using as little as a single keystroke, allowing quick and error-free changes to agents, skills, call flows, IVR prompts, and more.
Customer Engagement
	AvayaLive Connect and AvayaLive Video	AvayaLive Connect is a low-cost, no-contract suite of collaboration services for small business communications. AvayaLive Video is a conference room in the cloud, based on Avaya Scopia® Video.	Customer Engagement Team Engagement
	Collaboratory	Avaya Aura Collaboratory is an Avaya-cloud-based execution and test environment intended for development of non-production, proof-of-concept Collaboration Environment services.	Customer Engagement Team Engagement
Avaya Networking
In support of our engagement communications strategy, our networking product portfolio is designed to address and deliver on three key requirements: 1) eliminate network complexity through fabric virtualization; 2) reduce time to service (i.e. application deployment); and 3) ensure the security of the environment. Customers across industry verticals can use our networking technology to benefit from virtualization, integrated provisioning, system management, quality of experience, and improved bandwidth use.
Our networking portfolio is a foundational element for the unified communications and contact center products we deliver in an end-to-end Avaya Aura architecture. We believe that customers today benefit from end-to-end product design, testing, and support that is possible when our networking technology is combined with our Global Communications Services software and hardware under this end-to-end architecture. However, our networking technology allows companies to embrace the value of new technology while using their existing infrastructure, if desired, as they evolve toward a next-generation fabric-enabled infrastructure.
Avaya’s fabric networking technology is called Fabric Connect. It helps customers simplify their network environment and eliminate the need for multi-touch configuration.  We believe it provides today’s functional instantiation of software-defined networking. Fabric Connect reduces the multiple protocols necessary in legacy networks to a single, unified technology and is fully compatible with existing Ethernet networks.
In addition to Fabric Connect, our networking portfolio includes:

•	Ethernet Switches and Routers: a range of Ethernet Switches, Routers, and supporting software for data center, core, edge and branch applications;

•	Wireless Networking: cost-effective and scalable products that enable enterprises to support wireless connectivity and services;

•	Access Control: products that enforce role- and policy-based access control to the network; and

•	Unified Management and Orchestration: products that provide support for data and voice networks by simplifying

•	the requirements associated across functional areas.
We sell our portfolio of data networking products globally into enterprises and midmarket businesses of all types, with particular strength in healthcare, education, hospitality, financial services and local and state government, where we believe requirements are better met by Fabric Connect.
Avaya Global Services
Avaya Global Services consult, enable, support, manage, optimize and even outsource enterprise communications products (applications and networks) to help customers achieve enhanced business results both directly and through partners. Avaya’s portfolio of services is designed to enable customers to mitigate risk, reduce total cost of ownership, and optimize communication products. Avaya Global Services is supported by patented design and management tools, and by network operations and technical support centers around the world.
Avaya’s Global Services portfolio is divided into Avaya Professional Services and Avaya Client Services.
Avaya Professional Services (APS)
APS helps organizations leverage technologies effectively to meet their business objectives. Our strategic and technical consulting, as well as deployment and customization services, help customers accelerate business performance and deliver an improved customer experience. Whether deploying new products or optimizing existing capabilities, APS leverages its specialists globally across three core areas:

•
Enablement Services: Provide access to expertise and resources for planning, defining and deploying Avaya products to maximize technology potential, simplify your business processes, increase security, and minimize risk. Avaya integrates and tests equipment, trains employees, and deploys a plan to help ensure success.

•
Optimization Services: Help drive increased value and greater business results by leveraging customers’ existing technology. Avaya consultants and product architects analyze a communications environment in the context of customer business priorities and strategies, working to increase customers’ ROI by implementing proven best practices, enabling operational improvements, and stress testing products and services.

•
Innovation Services: Help identify improved methods for using communications and collaboration to increase business productivity, employee efficiency and customer service levels. Our consultative approach, deep industry experience, and custom application services, from business planning through to execution and product integration, is designed to create alignment with customer’s specific business objectives.

Avaya Client Services (ACS)
ACS is a market-leading organization offering support, management and optimization of enterprise communications networks to help customers mitigate risk, reduce total cost of ownership, and optimize product performance. ACS is supported by patented design and management tools, and by network operations and technical support centers around the world. The contracts for these services range from one to multiple- years, with three year terms being the most common. Custom or complex services contracts are typically five years in length. The portfolio of ACS services includes:

•
Global Support Services (GSS): Provides a comprehensive suite of support options both directly and through partners to proactively resolve issues and improve uptime. Support offers and capabilities include:

◦	24x7 remote support

◦	proactive remote monitoring

◦	sophisticated diagnostic tools

◦	parts replacement

◦	onsite response
Recent innovations include our Avaya Support Web site that quickly connects customers to advanced Avaya technicians via live chat, voice or video. The web site also provides access to “Ava,” an interactive virtual chat agent based on Avaya Automated Chat that quickly searches our knowledge base and a wide range of “how-to” videos to answer customer support questions. Ava learns with each customer interaction and can make the decision to transition the chat to an Avaya technician-often without the customer realizing the change is taking place.
All new support solutions are published to the web by our engineers, generally within 30 minutes of finding a resolution, adding value for customers by providing known solutions for potential issues rapidly. Most of our customers also benefit from Avaya EXPERT Systems, which provides real-time monitoring of diagnostic and system status. This to proactively identifies potential issues to improve reliability, uptime, and faster issue resolution.

•
Avaya Private Cloud and Managed Services (APCS): Provides the IT Infrastructure Library (ITIL), aligned, multivendor managed and outsourcing services for customers’ communications environments. Managed and private cloud services can be procured in standard packages or in fully custom arrangements that include on-premise or private Cloud options, Service Level Agreements (SLAs) billing, and reporting.

Avaya can manage existing infrastructure of any age and from any communications vendor, and many customers leverage this model as a way to manage complex existing environments while they upgrade their entire communication network to the latest technology. This provides customers with the option of a recurring operational expense, rather than a one-time capital expenditure, for upgrading to the latest technology. In these types of deals, the underlying solutions and infrastructure are owned by the equipment vendor, or managed services/Cloud provider, and are often included in the managed services pricing/revenue.
In addition, managed services can take the form of one of three Cloud models offered by Avaya:

◦	Avaya Partner Cloud Service, a model that supports public and private products offered by service providers and system integrators;

◦	Avaya Branded Cloud Service, an Avaya-hosted multi-customer public cloud option; and

◦	Private Cloud, a private cloud model for individual customers.
We sometimes refer to the foregoing products and services as “flagship,” “legacy,” and “core” as follows:

•
Flagship includes products and services which reflect the expertise and innovation in some of the newest enhancements to our product portfolio. We believe these products and services offer the highest potential to contribute to revenue growth. The Flagship category includes Video, Avaya Aura®, IP Office, Contact Center, Wireless LAN, SBC, Ethernet/fabric switching, Avaya professional services, and Avaya Private cloud and managed services.

•
Core includes products and services which are foundational components of our technology solutions. The Core category includes certain phone models, gateways, servers, core contact center, and other managed and maintenance support services.

•	Legacy includes certain products we acquired in our acquisitions of Tenovis and the enterprise solutions business, or NES, of Nortel Networks Corporation, but does not include NES networking products.
Our Technology
Technology enhances the way people communicate and collaborate, enabling team and customer engagement. We leverage critical technology and open standards across our portfolio to our customers’ advantage. One of these standards is Session Initiation Protocol (or “SIP”), and Avaya is a leading innovator in leveraging its use for business collaboration. By allowing application flexibility and cost reduction, SIP has become the protocol of choice for real-time communications and will continue to expand in the industry. We distinguish ourselves from competition by exploiting advanced SIP capabilities as opposed to only exploiting basic features. Avaya shifts communications from having to coordinate multiple, independent media and communications systems toward session management based environments, where multiple media and resources can flexibly be brought into a seamless experience. This fundamental difference supports more fluid, effective and persistent collaboration across media such as voice, video and text and modes of communications such as calls or conferences.
To adapt to our customers’ needs in light of the trends described in “Trends Shaping Our Industry” section above, we have shifted our design philosophy over the last few years, anticipating increased demand for our unified communications and contact center products to be available via cloud delivery. While our products have traditionally been deployed on a customer’s premise, many can now also be deployed in public, private and hybrid cloud models. Further, through comprehensive monitoring technologies, these products and services can also be deployed as managed services.
Multimedia Session Management
At the core of our architecture, SIP based Avaya Aura Session Manager centralizes communications control and application integration. Applications are decoupled from the network and can be deployed to individual users based on their need, rather than by where they work or the capabilities of the system to which they are connected. This allows for extreme scalability, with the Avaya Aura Session Manager currently capable of handling up to 350,000 users per system.
Unique End User Experiences
Avaya one-X Communicator and Avaya one-X Mobile software clients leverage the Avaya Aura technology and allow users to perform all unified communications and conferencing functions, via voice, video and text. In addition, users can access Microsoft Exchange services, such as e-mail, contacts and calendar and exchange instant message and presence information with Microsoft Lync users (i.e., Microsoft Communicator clients).
The Avaya Engagement Development platform is software that abstracts the core Avaya Aura system and allows developers with common web and JAVA programming skills to develop innovative applications that embed communications. For example a customer escalation registered in an insurance claims application could start an Avaya Engagement Development platform workflow that would automatically find and join the customer, the claims adjuster and claims manager via email or SMS and bring them into a video conferencing session. This ability to invoke and combine communications functions allows our customers to generate more business value from their Avaya products.
Management and Orchestration
Simple and consistent management and operations are essential to customers. We believe our management products facilitate efficient operations and better overall performance. They cover a wide range of functions, from initial provisioning to monitoring and orchestration of components to enable networking of communications services.
Advanced Routing and Switching Protocols
Avaya offers routing switches and wireless products that embed advanced protocols such as “shortest path bridging (SPB)” at the forefront of the networking industry. SPB simplifies networking by provisioning services at the edge rather than on every node; as a consequence, administration is simpler and recovery from incidents can be up to 100 times faster than in conventional data networks. As an example, we believe this type of infrastructure is able to support applications such as multicasting large numbers of video streams or network isolation, delivering lower cost and better performance. Our continued investment in this domain contributes to our differentiation in the networking space.
Additional Technologies
In addition to Session Management, we use technologies including:

•
Messaging and Presence via SIP/SIMPLE and XMPP: The Avaya Aura Presence Services collects, aggregates and disseminates rich presence and enables instant messaging including using SIP/SIMPLE and XMPP, providing interoperability with systems from other vendors, such as Microsoft and IBM;

•
Virtualization and Cross Operating System (OS) Support: Our software applications run on a broad range of operating systems including, but not limited to, Microsoft Windows, Apple MAC OS and Google Android. We also support virtualization to not only reduce the physical server footprint using hypervisor technology to run multiple applications concurrently on a single physical platform, but also facilitate certain tasks such as system expansion or recovery.

•
High Quality/Low Bandwidth Video: Avaya’s Video products and services are able to deliver high quality video while minimizing bandwidth consumption and responding to adverse network conditions such as congestion or packet loss. We use H.264 High Profile for bandwidth efficiency and cascading media to optimize bandwidth between sites and H.264 Scalable Video Coding, or SVC.

•	Virtualization is used in our core Avaya Aura portfolio to decrease the supporting hardware cost and also to enable operations resilience and facilitate scalability.

•
WebRTC is a newly evolving technology that Avaya is leveraging to develop a new stage of Unified Communications. WebRTC allows for communication clients to be supported directly from HTML 5 browsers. Voice and video are embedded in web applications, allowing access to these media to be much more ubiquitous.

•
Big Data: By leveraging the power of large unstructured data stores, important information streams from multi-vendor systems and customer support infrastructure can be aggregated. This allows Avaya to create a next generation of contact centers, where customer service or sales representative assignment is made based on real-time business insights.

Alliances and Partnerships
Avaya has formed commercial and partnering arrangements through global alliances to improve the availability of our products and services and the value derived by customers from our products and services. Global alliances are strategically oriented commercial relationships with key partners. We have three primary types of Global alliances: Global Service Provider Alliances, Global Systems Integrator Alliances, and Ecosystem Alliances.

•
Global Service Provider (SP) alliances are partnering arrangements by Avaya with leading telecommunications service providers for enterprise communications and collaboration. We pursue sell-to and sell-through opportunities for Avaya products and services. These alliances are integral in selling and implementing our cloud-based Communications-as-a-service (CaaS) services. We also see them as a principal route to market for our Unified Collaboration-as-a-service (UCaaS) and Contact Center-as-a-service (CCaaS) solutions.

•	Global Systems Integrator (SI) alliances are identical in nature to our Global Service Provider alliances, except that these are forged with system integrator partners.

•
Ecosystem alliances are partnering arrangements by Avaya with IT and telecommunications industry leaders to bring to our joint customers solutions that leverage our combined range of products and services.

As of September 30, 2014, there were approximately 10,800 channel partners that serve our customers worldwide through Avaya Connect, our business partner program. Through the use of certifications, the program positions partners to sell, implement and maintain our communications systems, applications and services. Avaya Connect offers clearly defined partner categories with financial, technical, sales and marketing benefits that grow in parallel with levels of certification. We support partners in the program by providing a portfolio of industry-leading products in addition to sales, marketing and technical support. Although the terms of individual channel partner agreements may deviate from our standard program terms, our standard program agreements for resellers generally provide for a term of one year with automatic renewal for successive one year terms. They may generally be terminated by either party for convenience upon 30 days prior notice, and our standard program agreements for distributors may generally be terminated by either party for convenience upon 90 days prior notice. Certain of our contractual agreements with our largest distributors and resellers, however, permit termination of the relationship by either party for convenience upon prior notice of 180 days. Our partner agreements generally provide for responsibilities, conduct, order and delivery, pricing and payment, and include customary indemnification, warranty and other similar provisions. No single channel partner represented more than 10% of our revenue for fiscal 2014, 2013 or 2012.
Development Partnerships
The Avaya DevConnect program is designed to promote the development, compliance-testing and co-marketing of innovative third-party products that are compatible with Avaya’s standards-based products. Member organizations have expertise in a broad range of technologies, including IP telephony, contact center and unified communications applications.
As of September 30, 2014, more than 24,000 companies have registered with the program, including more than 420 companies operating as Technology Partners that are eligible to submit their products or services for compatibility testing by the Avaya Solution Interoperability and Test Lab. Avaya Test Lab engineers work in concert with each submitting member company to develop comprehensive test plans for each application to validate the product integrations.
Customers, Sales, and Distribution
Customers
We have a diverse customer base, ranging in size from small businesses employing a few employees to large government agencies and multinational companies with over 100,000 employees. Through of September 30, 2014, we had over 300,000 customers, including over 95% of the Fortune 500 with installations in over one million customer locations worldwide. Our customers operate in a broad range of industries, including financial services, manufacturing, retail, transportation, energy, media and communications, health care, education and government. They represent leading companies from the Forbes Global 2000 including at least 8 of the world’s top 10 from industries such as airlines, auto & tuck manufacturers, hotels & motels, major banks, and investment services firms. We employ a flexible go-to-market strategy with direct or indirect presence in over 160 countries. As of September 30, 2014, we had approximately 10,800 channel partners and for fiscal 2014, our product revenue from indirect sales represented approximately 75% of our total product revenue.

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
The Avaya sales organization is globally deployed with direct or indirect (e.g., channel partner) presence in over 160 countries. We continue to focus on efficient deployment of Avaya sales resources, both directly and indirectly, for maximum market penetration and global growth. Our investment in our sales organization includes training curricula to support the evolution of our sales strategy. The program includes sales process, skills and solutions curricula for all roles within our sales organization.
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
We invested $379 million, $445 million and $464 million in fiscal 2014, 2013 and 2012, respectively, on research and development. Customer-sponsored research and development activities that we have conducted have not been material.
Manufacturing and Suppliers
We have outsourced substantially all of our manufacturing operations to several contract manufacturers. Our contract manufacturers produce the vast majority of our products in facilities located in southern China, with other products manufactured in facilities located in Israel, Mexico, Malaysia, Taiwan, United Kingdom, Ireland and the U.S. All manufacturing of our products is performed in accordance with detailed specifications and product designs, furnished or approved by Avaya and, is subject to rigorous quality control standards. We periodically review our product manufacturing operations and consider changes we believe may be necessary or appropriate. We also purchase certain hardware components and license certain software components from third-party original equipment manufacturers or OEMs and resell them separately or as part of our products under the Avaya brand.
In some cases, certain components are available only from a single source or from a limited source of suppliers. Delays or shortages associated with these components could cause significant disruption to our operations. We have also outsourced substantially all of our warehousing and distribution logistics operations to several providers of such services on a global basis, and any delays or material changes in such services could cause significant disruption to our operations. For more information on risks related to products, components and logistics, see “Risk Factors-Risks Associated with our Company."
As our business and operations related relationships have expanded globally, certain operational and logistical challenges as well as changes in economic or political conditions and natural disasters, in a specific country or region, could negatively affect our revenue, costs, expenses and financial condition or those of our channel partners and distributors.
Competition
As a provider of team and customer engagement solutions - made up of unified communications and real-time collaboration products, call center applications, networking technologies and services-we believe we are differentiated from any single competitor.
For the sale of unified communications products and services specifically, in the enterprise segment we compete with companies such as Cisco Systems, Inc. (Cisco), Microsoft Corporation, NEC Corporation, Unify GmbH & Co. Kg (Unify), Alcatel-Lucent, and Huawei Technologies Co., Ltd (Huawei). In the midmarket we compete with companies such as ShoreTel, Inc., and Mitel Networks Corp. (Mitel). In cloud products and services we compete with companies such as Cisco, Broadsoft Inc., Microsoft Corpration, 8x8, Inc., RingCentral Inc., and ShoreTel, Inc. Our video products and services compete with companies such as Cisco, Polycom Inc., and LifeSize (now a division of Logitech International S.A.).
Our contact center products and services compete with companies such as Genesys Telecommunications Laboratories, Inc. (Genesys), Cisco, Huawei, and Mitel in the enterprise segment. In the midmarket, as well as cloud products and services, we compete with companies such as Cisco, Genesys and Interactive Intelligence, Inc.
Our networking products and services compete with companies such as Cisco, Hewlett-Packard Company (HP), Huawei, Dell, Inc., and Juniper Networks, Inc., in each case primarily with respect to Level 2/Level 3 Ethernet switching.

We face competition in certain geographies with companies that have a particular strength and focus in these regions, such as Huawei in China, Intelbras S.A. in Latin America, and Matsushita Electric Corporation of America (Panasonic), in Asia.
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
Technological developments and consolidation within the industry, as well as changes in the products and services that we offer, result in frequent changes to our group of competitors. The principal competitive factors applicable to our products and services include:

•	perceived and real value of the products and services as paths to solving meaningful team and customer engagement challenges;

•
perceived and real ability to integrate various products into a customer’s existing environment, including the ability of a provider’s products to interoperate with other providers’ business collaboration products;

•	the ability to offer on-premise or cloud products and services, with all services available via mobile;

•	product features, performance and reliability;

•	customer service and technical support;

•	relationships with distributors, value-added resellers and systems integrators;

•	an installed base of similar or related products;

•	relationships with buyers and decision makers;

•	price;

•	the relative financial condition of competitors;

•	brand recognition;

•	the ability to be among the first to introduce new products and services.
For more information on risks related to our competition, see “Risk Factors-Risks Associated with Our Company.”
Patents, Trademarks and Other Intellectual Property
We own a significant number of patents important to our business and we expect to continue to file new applications to protect our research and development investments in new products and services across all areas of the business. As of September 30, 2014, we had approximately 5,400 patents and pending patent applications, including foreign counterpart patents and foreign applications. Our patents and pending patent applications cover a wide range of products and services involving a variety of technologies, including, but not limited to, unified communications (including video, social media, telephony and messaging), contact centers, wireless communications and networking. The durations of our patents are determined by the laws of the country of issuance. For the U.S., patents may be 17 years from the date of issuance of the patent or 20 years from the date of its filing, depending upon when the patent application was filed. In addition, we hold numerous trademarks, both in the U.S. and in other countries. We also have licenses to intellectual property for the manufacture, use and sale of our products.
We will obtain patents and other intellectual property rights used in connection with our business when practicable and appropriate. Historically, we have done so organically or through commercial relationships as well as in connection with acquisitions.
Our intellectual property policy is to protect our products, technology and processes by asserting our intellectual property rights where appropriate and prudent. From time to time, assertions of infringement of certain patents or other intellectual property rights of others have been made against us. In addition, certain pending claims are in various stages of litigation. Based on industry practice, we believe that any licenses or other rights that might be necessary for us to continue with our current business could be obtained on commercially reasonable terms. However, we cannot be sure that any of those licenses or other rights will always be available on acceptable terms or that litigation will not occur. The failure to obtain necessary licenses or other rights, or litigation arising out of such claims, could adversely affect our business.
We are dependent on our intellectual property. If we are not able to protect our proprietary rights or if those rights are invalidated or circumvented, our business may be adversely affected. We may be subject to litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products or services. For more information concerning the risks related to patents, trademarks, and other intellectual property, please see “Risk Factors-Risks Associated with our Company.”

Backlog
Our backlog for product sales generated (the aggregate of the sales price of orders received from customers, but not yet recognized as revenue) was $118 million, $145 million and $149 million on September 30, 2014, 2013 and 2012, respectively. These orders are expected to be recognized as revenue within the next 90 days; however, all orders are subject to possible rescheduling by customers. Although we believe that the orders included in the backlog are firm, some orders may be canceled by the customer without penalty, and we may elect to permit cancellation of orders without penalty where management believes it is in our best interests to do so. We do not believe that our backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.
Employees
As of September 30, 2014, we employed 13,122 employees, of which 13,007 were full-time employees (12,300 were non-represented employees and 707 were represented employees covered by collective bargaining agreements) and 115 were part-time non-represented employees. Of the 707 full-time employees covered by collective bargaining agreements as of September 30, 2014, 635 were in the United States, 58 were located in the CALA region and 14 were located in Canada.
Effective November 25, 2013 and January 31, 2014, the Company entered into a two-year contract extension with the Communications Workers of America and the International Brotherhood of Electrical Workers, respectively. With the extensions, the contract with each now terminates on June 13, 2016.
Environmental, Health and Safety Matters
We are subject to a wide range of governmental requirements relating to safety, health and environmental protection, including:

•	certain provisions of environmental laws governing the cleanup of soil and groundwater contamination;

•
various local, federal and international laws and regulations regarding the material content and electrical design of our products that require us to be financially responsible for the collection, treatment, recycling and disposal of those products; and

•	various employee safety and health regulations that are imposed in various countries within which we operate.
For example, we are currently involved in several remediations at currently or formerly owned or leased sites, which we do not believe will have a material impact on our business or results of operations. Please see “Risk Factors-Risks Associated with Our Company-We may be adversely affected by environmental, health and safety, laws, regulations, costs and other liabilities” for a discussion of the potential impact such governmental requirements and climate change risks may have on our business.
Corporate Responsibility at Avaya
Avaya’s Corporate Responsibility Program incorporates four key elements: Environment, Community, Marketplace and Workplace. For the Environment element, Avaya looks to implement environmental stewardship practices at our global locations. The element of Community represents Avaya working to positively impact society as a whole and supporting the communities where we are located. The Marketplace element includes engaging in fair and ethical business dealings with our customers, our partners and our supply chain. The Workplace element focuses on developing a desirable place to work for our employees across the globe.

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
Our unified communications products and services compete with companies such as Cisco, Microsoft, NEC, Unify, Alcatel-Lucent and Huawei, in the enterprise segment; with companies such as ShoreTel and Mitel, in the midmarket; and with companies such as Cisco, Broadsoft, Microsoft, 8x8, RingCentral and ShoreTel in cloud products and services. Our video products and services compete with companies such as Cisco, Polycom, Huawei and LifeSize.
Our contact center products and services compete with companies such as Genesys, Cisco, Huawei and Mitel in the enterprise segment and with companies such as Cisco, Genesys and Interactive Intelligence, in the midmarket and cloud products and services.
Our networking products and services compete with companies such as Cisco, HP, Huawei, Dell and Juniper, primarily with respect to L2/L3 ethernet switching.
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
We believe that enterprises continue to be cautious about sustained economic growth and have tried to maintain or improve profitability through cost control and constrained spending. That may include delaying or rejecting capital projects, including with respect to the implementation of our products and services. In addition, we believe there is a growing market trend around Cloud consumption preferences with more customers exploring operating expense models as opposed to capital expense models for procuring technology. We believe the market trend toward Cloud models will continue as customers seek ways of reducing their overhead and other costs. All of the foregoing may result in continued pressure on our ability to increase our revenue as well as create competitive pricing pressures and price erosion. If these or other conditions limit our ability to grow revenue or cause our revenue to decline our operating results may be materially and adversely affected. In addition, in the past a portion of our revenues which come from the U.S. federal government sector were impacted because of government shutdowns. In the event of future shutdowns or uncertainties, there can be no assurance that that portion of our revenues will not be impacted.
Our strategy depends in part on our ability to rely on our indirect sales channel.
An important element of our go-to-market strategy to expand sales coverage and increase market absorption of new products is our global network of alliance partners, distributors, dealers, value-added resellers, telecommunications service providers and system integrators. Although the terms of individual channel partner agreements may deviate from our standard program terms, our standard program agreements for resellers generally provide for a term of one year with automatic renewal for successive one year terms and generally may be terminated by either party for convenience upon 30 days prior written notice. Our standard program agreements for distributors generally may be terminated by either party for convenience upon 90 days prior written notice. Certain of our contractual agreements with our largest distributors and resellers, however, permit termination of the relationship by either party for convenience upon prior notice of 180 days. See "Our Business-Avaya Connect" for more information on our global business partner program and the standard terms of our program agreements. Our financial results could be adversely affected if our contracts with channel partners were terminated, if our relationships with channel partners were to deteriorate, if our support pricing or other services strategies conflict with those of our channel partners, if any of our competitors were to enter into strategic relationships with or acquire a significant channel partner, if channel partners do not become enabled to sell new products or if the financial condition of our channel partners were to weaken. In addition, we may expend time, money and other resources on developing and maintaining channel relationships that are ultimately unsuccessful. There can be no assurance that we will be successful in maintaining, expanding or developing relationships with channel partners. If we are not successful, we may lose sales opportunities, customers or market share.
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
Certain software we use is from open source code sources, which, under certain circumstances, may lead to unintended consequences and, therefore, could materially adversely affect our business, financial condition, operating results and cash flow.
Some of our products contain software from open source code sources. The use of such open source code may subject us to certain conditions, including the obligation to offer our products that use open source code for no cost. We monitor our use of such open source code to avoid subjecting our products to conditions we do not intend. However, the use of such open source code may ultimately subject some of our products to unintended conditions, which could require us to take remedial action that may divert resources away from our development efforts and, therefore, could materially adversely affect our business, financial condition, operating results and cash flow.
If we fail to retain or attract key employees, our business may be harmed.
The success of our business depends on the skill, experience and dedication of our employee base. If we are unable to retain and recruit sufficiently experienced and capable employees, especially in the key areas of product development, sales, services and management, our business and financial results may suffer. Experienced and capable employees in the technology industry remain in high demand, and there is continual competition for their talents. In addition, talented employees may choose to leave the Company because of our cost reduction initiatives. When talented employees leave, we may have difficulty replacing them and our business may suffer. While we strive to maintain our competitiveness in the marketplace, there can be no assurance that we will be able to successfully retain and attract the employees that we need to achieve our business objectives.
We rely on third-party contract manufacturers and component suppliers, as well as warehousing and distribution logistics providers.
We have outsourced substantially all of our manufacturing operations to several contract manufacturers. Our contract manufacturers produce the vast majority of products in facilities located in southern China, with other products manufactured in facilities located in Israel, Mexico, Malaysia, Taiwan, United Kingdom, Ireland and the U.S. All manufacturing of our products is performed in accordance with detailed specifications and product designs furnished or approved by us and is subject to rigorous quality control standards. We periodically review our product manufacturing operations and consider changes we believe may be necessary or appropriate. Although we closely manage the transition process when manufacturing changes are required, we could experience disruption to our operations during any such transition. Any such disruption could negatively affect our reputation and our results of operations. We also purchase certain hardware components and license certain software components and resell them separately or as part of our products under the Avaya brand. In some cases, certain components are available only from a single source or from a limited source of suppliers. Delays or shortages associated with these components could cause significant disruption to our operations. We have also outsourced substantially all of our warehousing and distribution logistics operations to several providers of such services on a global basis, and any delays or material changes in such services could cause significant disruption to our operations.
As our business and operations relationships have expanded globally, certain operational and logistical challenges as well as changes in economic or political conditions and natural disasters, in a specific country or region, could negatively affect our revenue, costs, expenses and financial condition or those of our channel partners and distributors.
We conduct significant sales and customer support operations and significant amounts of our research and development activities in countries outside of the U.S. and also depend on non-U.S. operations of our contract manufacturers and our channel partners. For fiscal 2014 we derived 48% of our revenue from sales outside the U.S. The vast majority of our contract manufacturing also takes place outside the U.S., primarily in southern China. The transition of even a portion of our operations or functions to a foreign country involves a number of logistical and technical challenges, including:

•
challenges in effectively managing operations in jurisdictions with lower cost structures as a result of several factors, including time zone differences and regulatory, legal, employment, cultural and logistical issues;

•	the potential negative impact on our existing employees as a result of the relocation of workforce resources;

•	an inability to predict the extent of local government support;

•
the availability of qualified workers and the level of competition in offshore markets for qualified employees, including skilled design and technical employees, as companies expand their operations offshore; and

•	future political, monetary and economic conditions in any specific offshore location.

If we are unable to effectively manage our offshore operations, we may be unable to produce the expected cost savings from any shifts of operations to offshore jurisdictions and our business and results of operations could be adversely affected.
In addition, our future operating results, including our ability to import our products from, export our products to, or sell our products in, various countries, could be adversely affected by a variety of uncontrollable and changing factors such as political conditions, economic conditions including trade sanctions, legal and regulatory constraints, protectionist legislation, difficulty in enforcing intellectual property rights such as against counterfeiting of our products, relationships with employees and works councils, unfavorable tax and currency regulations, health pandemics or similar issues, natural disasters and other matters in any of the countries or regions in which we and our contract manufacturers and business partners currently operate or intend to operate in the future. Our prospective effective tax rate could be adversely affected by, among others, an unfavorable geographical distribution of our earnings and losses, by changes in the valuation of our deferred tax assets or liabilities or by changes in tax laws, regulations, accounting principles, or interpretations thereof. The various risks inherent in doing business in the U.S. generally also exist when doing business outside of the U.S., and may be exaggerated by the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations.
Fluctuations in foreign currency exchange rates could negatively impact our operating results.
Foreign currency exchange rates and fluctuations may have an impact on our revenue, costs or cash flows from our international operations, which could adversely affect our financial performance. Our primary currency exposures are to the euro, British pound, Indian rupee, Canadian dollar, Brazilian real and the Australian dollar. These exposures may change over time as business practices evolve and as the geographic mix of our business changes. From time to time we enter into foreign exchange forward contracts to reduce the short-term impact of foreign currency fluctuations. However, any attempts to hedge against foreign currency fluctuation risks may be unsuccessful and result in an adverse impact to our operating results.
The Company could be subject to changes in its tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities.
The Company is subject to taxes in the U.S. and numerous foreign jurisdictions, including Ireland and Luxembourg, where a number of the Company’s subsidiaries are organized. Due to economic and political conditions, tax rates in various jurisdictions including the U.S. may be subject to significant change. The Company’s future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. The Company is also subject to the examination of its tax returns and other tax matters by the Internal Revenue Service and other tax authorities and governmental bodies. The Company regularly assesses the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for taxes. There can be no assurance as to the outcome of these examinations. If the Company’s effective tax rates were to increase, or if the ultimate determination of the Company’s taxes owed is for an amount in excess of amounts previously accrued, the Company’s operating results, cash flows, and financial condition could be adversely affected.
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
From time to time, we receive notices and claims from third parties asserting that our proprietary or licensed products, systems and software infringe their intellectual property rights. There can be no assurance that the number of these notices and claims will not increase in the future or that we do not in fact infringe those intellectual property rights. Irrespective of the merits of these claims, any resulting litigation could be costly and time consuming and could divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. These matters may result in any number of outcomes for us, including entering into licensing agreements, redesigning our products to avoid infringement, being enjoined from selling products that are found to infringe, paying damages if products are found to infringe and indemnifying customers from infringement claims as part of our contractual obligations. Royalty or license agreements may be very costly and we may be unable to obtain royalty or license agreements on terms acceptable to us or at all. Such agreements may cause operating margins to decline. In addition, some of our employees previously have been employed at other companies that provide similar products and services. We may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. These claims and other successful claims of patent or other intellectual property infringement against us could materially adversely affect our operating results. We have made and will likely continue to make investments to license and/or acquire the use of third-party intellectual property rights and technology as part of our strategy to manage this risk, but there can be no assurance that we will be successful or that any costs relating to such activity will not be material. We may also be subject to additional notice, attribution and other compliance requirements to the extent we incorporate open source software into our applications. In addition, third parties have claimed, and may in the future claim, that a customer's use of our products, systems or software infringes the third party's intellectual property rights. Under certain circumstances, we may be required to indemnify our customers for some of the costs and damages related to such an infringement claim. Any indemnification requirement could have a material adverse effect on our business and our operating results. See Note 19, "Commitments and Contingencies," to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a description of certain legal proceedings regarding intellectual property.
A breach of the security of our information systems, products or services or of the information systems of our third party providers could adversely affect our operating results.
We rely on the security of our information systems and, in certain circumstances, those of our third party providers, such as vendors, consultants and contract manufacturers, to protect our proprietary information and information of our customers. In addition, the growth of BYOD programs has heightened the need for enhanced security measures. Information technology system failures, including a breach of our or our third party providers' data security, could disrupt our ability to function in the normal course of business by potentially causing, among other things, delays in the fulfillment or cancellation of customer orders, disruptions in the manufacture or shipment of products or, delivery of services or an unintentional disclosure of customer, employee or our information. Additionally, despite security procedures, information systems and our products and services may be vulnerable to threats such as computer hacking, cyber-terrorism or other unauthorized attempts by third parties to access, modify or delete our or our customers' proprietary information. Any such breach could have a material adverse effect on our operating results and our reputation as a provider of mission critical business collaboration and communications products and services and could cause irreparable damage to us or our systems regardless of whether we or our third party providers are able to adequately recover critical systems following a systems failure.
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
We sponsor non-contributory defined benefit pension plans covering a portion of our U.S. employees and retirees, and postretirement benefit plans for a portion of our U.S. retirees that include healthcare benefits and life insurance coverage. We froze benefit accruals and additional participation in our plans for our U.S. management employees effective December 31, 2003, and amended the postretirement plan for U.S. management employees effective January 1, 2013, to terminate retiree dental coverage and to cease providing medical and prescription drug coverage to a retiree, dependent, or lawful spouse who has attained age 65. Certain of our non-U.S. operations also have various retirement benefit programs covering substantially all of their employees. Some of these programs are considered to be defined benefit pension plans for accounting purposes. If one or more of our U.S. pension plans were to be terminated without being fully funded on a termination basis, the Pension Benefit Guaranty Corporation, or PBGC, could obtain a lien on our assets for the amount of our liability, which would result in an event of default under each of our credit facilities. As a result, any such liens would have a material adverse effect on the Company, including our liquidity and financing arrangements. The measurement of our obligations, costs and liabilities associated with benefits pursuant to our pension and postretirement benefit plans requires that we estimate the present value of projected future payments to all participants, including assumptions related to discount rates, investment returns on designated plan assets, health care cost trends, and demographic experience. If future economic or demographic trends and results are different from our assumptions, then our obligations and cash flow requirements could be higher than we currently estimate. If our cash flows and capital resources are insufficient to meet required minimal funding of our defined benefit plans or to fund our other pension or postretirement healthcare and life insurance obligations, or if we are required or elect to fund any material portion of these obligations now or in the future, we could be forced to reduce or delay investments and capital expenditures, seek additional capital, or restructure or refinance our indebtedness. In addition, if our operating results and available cash are insufficient to meet our pension or postretirement healthcare and life insurance obligations, we could face substantial liquidity problems and may be required to dispose of material assets or operations in order to meet our obligations. We may not be able to consummate those dispositions or to obtain any proceeds on terms acceptable to us or at all, and any such proceeds may not be adequate to meet any such obligations then due. The PBGC has the authority under certain circumstances to petition a court to terminate an underfunded pension plan upon the occurrence of an event with respect to which the PBGC determines that the possible long-term loss of the PBGC with respect to the plan may reasonably be expected to increase unreasonably if the plan is not terminated. If our U.S. defined benefit pension plans were to be terminated, we would incur a liability to the plans or the PBGC equal to the amount by which the liabilities of the plans, calculated on a termination basis, exceed the assets of the plans, which amount would likely exceed the amount that we have estimated to be the underfunded amount as of September 30, 2014.
See Note 14, "Benefit Obligations," to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details on our pension and postretirement benefit plans, including funding status.
We may incur liabilities as a result of our obligation to indemnify, and to share certain liabilities with, Lucent Technologies Inc., or Lucent, in connection with our spin-off from Lucent in September 2000.
Pursuant to the Contribution and Distribution Agreement between us and Lucent, a predecessor to Alcatel-Lucent, Lucent contributed to us substantially all of the assets, liabilities and operations associated with its enterprise networking businesses and distributed all of the outstanding shares of our common stock to its stockholders. The Contribution and Distribution Agreement, among other things, provides that, in general, we will indemnify Lucent for all liabilities including certain pre-distribution tax obligations of Lucent relating to our businesses and all contingent liabilities accruing pre-distribution primarily relating to our businesses or otherwise assigned to us. In addition, the Contribution and Distribution Agreement provides that certain contingent liabilities not directly identifiable with one of the parties accruing pre-distribution will be shared in the proportion of 90% by Lucent and 10% by us. The Contribution and Distribution Agreement also provides that contingent liabilities accruing pre-distribution in excess of $50 million that are primarily related to Lucent's businesses shall be borne 90% by Lucent and 10% us and contingent liabilities accruing pre-distribution in excess of $50 million that are primarily related to our businesses shall be borne equally by the parties. See Note 19, "Commitments and Contingencies," to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a description of certain matters involving Lucent for which we have assumed responsibility under the Contribution and Distribution Agreement. We cannot assure you that Lucent will not submit a claim for indemnification or cost sharing to us in connection with any future matter. In addition, our ability to assess the impact of matters for which we may have to indemnify or share the cost with Lucent is made more difficult by the fact that we do not control the defense of these matters.
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
We may not realize the benefits we expect from our cost-reduction initiatives.
As discussed in “Management’s Discussion & Analysis of Financial Condition and Results of Operations-Continued Focus on Cost Structure,” we have initiated costs savings programs designed to streamline operations and we continue to evaluate additional similar opportunities. These types of cost-reduction activities are complex. Even if we carry out these strategies in the manner we expect, we may not be able to achieve the efficiencies or savings we anticipate, or on the timetable we anticipate, and any expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. Our ability to realize the gross margin improvements and other efficiencies expected to result from these initiatives is subject to many risks, including delays in the anticipated timing of activities related to these initiatives, lack of sustainability in cost savings over time and unexpected costs associated with operating our business, our success in reinvesting the savings arising from these initiatives, time required to complete planned actions, absence of material issues associated with workforce reductions and avoidance of unexpected disruptions in service.  A failure to implement our initiatives or realize expected benefits could have an adverse effect on our financial condition that could be material.
Our degree of leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting obligations on our indebtedness.
The significant terms of our financing agreements can be found in Note 10, "Financing Arrangements," to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. As of September 30, 2014, our total indebtedness was $6,023 million (excluding capital lease obligations). Our senior secured multi-currency asset-based revolving credit facility allows for senior secured borrowings of up to $335 million and the right to request up to $100 million of additional commitments. As of September 30, 2014, the Company had $40 million of outstanding borrowings and $79 million of undrawn letters of credit outstanding under this facility. In addition, the senior secured multi-currency revolver available under our senior secured credit facility allows for senior secured borrowings of up to $200 million, and as of September 30, 2014, there were $90 million of issued and outstanding borrowings under the senior secured multi-currency revolver.
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
Our credit facilities, the indentures governing our senior secured notes due April 1, 2019 (the "2019 senior secured notes") and the indenture governing our senior secured notes due 2021 (the "2021 senior secured notes" and, together with the 2019 senior secured notes, the "notes") contain various covenants that limit our ability to engage in specific types of transactions. These covenants limit our ability and our restricted subsidiaries' ability to:

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
Avaya is a wholly owned subsidiary of Avaya Holdings Corp., a Delaware corporation (“Parent”). Parent was formed by affiliates of two private equity firms, Silver Lake Partners (“Silver Lake”) and TPG Capital (“TPG”) (collectively, the “Sponsors”). Silver Lake and TPG, through Parent, acquired Avaya in a transaction that was completed on October 26, 2007 (the “Merger”). See discussion in Note 1, “Background and Basis of Presentation - Merger,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
The Sponsors and their affiliated funds own a majority of the outstanding equity securities of our Parent. In addition, the Sponsors control substantially all of the voting power of our outstanding equity securities and therefore ultimately control all of our affairs and policies, including the election of our Board of Directors, the approval of certain actions such as amending our charter, commencing bankruptcy proceedings and taking certain corporate actions (including, without limitation, incurring debt, issuing stock, selling assets and engaging in mergers and acquisitions) and appointing members of our management. Circumstances may occur in which the interests of the Sponsors could be in conflict with a holder of our notes. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the Sponsors might pursue strategies that favor equity investors. The Sponsors may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to a holder of our notes. Additionally, the Sponsors are not prohibited from making investments in any of our competitors.
The secured indebtedness under our senior secured multi-currency asset-based revolving credit facility will be effectively senior to our notes to the extent of the value of the collateral securing such facility on a first-priority basis and the secured indebtedness under our senior secured credit facility will be effectively senior to our notes to the extent of the value of the real estate securing such facility.
Our senior secured multi-currency asset-based revolving credit facility has a first priority lien in certain of our personal property and that of the subsidiary guarantors, with certain exceptions. Our senior secured credit facility and our notes have a second priority lien in that property. The indentures governing the notes permit us to incur additional indebtedness secured on a first-priority basis by such property in the future. The first priority liens in the collateral securing indebtedness under our senior secured multi-currency asset-based revolving credit facility and any such future indebtedness will be higher in priority as to such collateral than the security interests securing our notes and the guarantees thereof. Holders of the indebtedness under our senior secured multi-currency asset-based revolving credit facility and any other indebtedness secured by higher priority liens on such collateral will be entitled to receive proceeds from the realization of value of such collateral to repay such indebtedness in full before a holder of the notes will be entitled to any recovery from such collateral. As a result, holders of our notes will only be entitled to receive proceeds from the realization of value of assets securing our senior secured multi-currency asset-based revolving credit facility on a higher priority basis after all indebtedness and other obligations under our senior secured multi-currency asset-based revolving credit facility and any other obligations secured by higher priority liens on such assets are repaid in full. Our notes will be effectively junior in right of payment to indebtedness under our senior secured multi-currency asset-based revolving credit facility and any other indebtedness secured by higher priority liens on such collateral to the extent of the realizable value of such collateral.
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
The indebtedness under our senior secured multi-currency asset-based revolving credit facility, senior secured credit facility and our notes is, and certain future indebtedness may be, secured on a senior priority basis by the same collateral consisting of substantially all of our and the guarantors’ assets (except for real estate, as to which the 2019 senior secured notes are not secured), subject to certain exceptions. As a result, holders of the indebtedness under our senior secured multi-currency asset-based revolving credit facility, our senior secured credit facility, our 2019 senior secured notes and any other indebtedness secured by higher priority liens on such collateral than the lien securing the 2021 senior secured notes will be entitled to receive proceeds from the realization of value of such collateral to repay such indebtedness in full before holders of our 2021 senior secured notes will be entitled to any recovery from such collateral. As a result, holders of our 2021 senior secured notes will only be entitled to receive proceeds from the realization of value of assets securing our senior secured multi-currency asset-based revolving credit facility, our senior secured credit facility, our 2019 senior secured notes and such other indebtedness secured on a higher priority basis than the 2021 senior secured notes are secured after all indebtedness and other obligations under our senior secured multi-currency asset-based revolving credit facility, our senior secured credit facility, our 2019 senior secured notes and any other obligations secured by higher priority liens on such assets than the 2021 senior secured notes, are repaid in full.
The collateral securing our notes may not be valuable enough to satisfy all the obligations secured by the collateral.
We have secured our obligations under our notes by the pledge of certain of our assets. The value of the pledged assets in the event of liquidation will depend upon market and economic conditions, the availability of buyers and similar factors. No independent appraisals of any of the pledged property were prepared by or on behalf of us in connection with the offering of our notes. Accordingly, we cannot assure holders of our notes that the proceeds of any sale of the pledged assets following an acceleration to maturity with respect to our notes would be sufficient to satisfy, or would not be substantially less than, amounts due on our notes and the other debt secured thereby.
If the proceeds of any sale of the pledged assets were not sufficient to repay all amounts due on our notes after satisfying the obligations to pay any creditors with prior liens, holders of our notes (to the extent such notes were not repaid from the proceeds of the sale of the pledged assets) would have only an unsecured claim against our remaining assets. By their nature, some or all of the pledged assets may be illiquid and may have no readily ascertainable market value. Likewise, we cannot assure a holder of notes that the pledged assets will be saleable or, if saleable, that there will not be substantial delays in their liquidation. To the extent that liens securing obligations under our credit facilities, pre-existing liens, liens permitted under the indenture governing our notes and other rights, including liens on excluded assets, encumber any of the collateral securing our notes and the guarantees, those parties have or may exercise rights and remedies with respect to the collateral (including rights to require marshalling of assets) that could adversely affect the value of the collateral and the ability of the collateral agent, the trustees under the indentures or the holders of our notes to realize or foreclose on the collateral.
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
The collateral securing our notes may be diluted under certain circumstances.
The collateral that secures the notes also secures the senior secured credit facility and obligations under our senior secured multi-currency asset-based revolving credit facility. The collateral may also secure additional indebtedness that we incur in the future, subject to restrictions on our ability to incur debt and liens under our senior secured multi-currency asset based revolving credit facility, senior secured credit facility, and the indentures governing our notes. The rights of holders of our notes to the collateral would be diluted by any increase in the indebtedness secured by this collateral or portions thereof.

The rights of holders of our notes with respect to the ABL Priority Collateral will be substantially limited by the terms of the ABL Intercreditor Agreement.
The collateral agents for the notes, the collateral agent for the senior secured credit facility and the collateral agent under our senior secured multi-currency asset-based revolving credit facility are party to the amended and restated intercreditor agreement, entered into on October 29, 2012, between Citicorp USA, Inc. and Citibank, N.A., (as it may be amended, amended and restated, supplemented or modified from time to time, the “ABL Intercreditor Agreement”). The ABL Intercreditor Agreement significantly restricts any action that may be taken by the collateral agents for the notes with respect to the collateral over which the holders of senior secured multi-currency asset based revolving credit facility loans have a first-priority lien (“ABL Priority Collateral”), even during an event of default. Under the terms of the ABL Intercreditor Agreement, at any time that obligations under our senior secured multi-currency asset-based revolving credit facility are outstanding, any actions that may be taken with respect to (or in respect of) the ABL Priority Collateral that secures obligations under our senior secured multi-currency asset-based revolving credit facility on a first-priority basis, including the ability to cause the commencement of enforcement proceedings against such ABL Priority Collateral and to control the conduct of such proceedings, and the approval of amendments to, releases of such ABL Priority Collateral from the lien of, and waivers of past defaults under, such documents relating to such ABL Priority Collateral, will be at the direction of the holders of the obligations under our senior secured multi-currency asset-based revolving credit facility, and the holders of the notes and the lenders under our senior secured credit facility, which are secured on a second-priority basis in the case of the 2019 senior secured notes and our senior secured credit facility and a junior-priority basis in the case of the 2021 senior secured notes, by such ABL Priority Collateral, may be adversely affected. The ABL Priority Collateral so released will no longer secure our and the guarantors’ obligations under the notes and the related guarantees. In addition, because the holders of the indebtedness under our senior secured multi-currency asset-based revolving credit facility control the disposition of such ABL Priority Collateral, such holders could decide not to proceed against such ABL Priority Collateral, regardless of whether there is a default under the documents governing such indebtedness or under the indentures governing the notes. In such event, the only remedy available to holders of our notes would be to sue for payment on those notes and the related guarantees. In addition, under the ABL Intercreditor Agreement, the collateral agents for the notes may not assert any right of marshalling that may be available under applicable law with respect to such ABL Priority Collateral. Without this waiver of the right of marshalling, holders of indebtedness secured by first priority liens in the ABL Priority Collateral would likely be required to liquidate collateral on which the notes did not have a lien, if any, prior to liquidating the collateral, thereby maximizing the proceeds of the collateral (due to the reductions in the amount of the indebtedness with a prior claim on such collateral) that would be available to repay our obligations under the notes.
As a result of this waiver, the proceeds of sales of such ABL Priority Collateral could be applied to repay any indebtedness secured by first priority liens in such ABL Priority Collateral before applying proceeds of other collateral securing indebtedness, and a holder of notes may recover less than it would have if such proceeds were applied in the order most favorable to it.
The indentures governing the notes and the ABL Intercreditor Agreement contain certain provisions benefiting holders of indebtedness under our senior secured multi-currency asset-based revolving credit facility, including provisions prohibiting the collateral agents for the notes and the collateral agent for the senior secured credit facility from objecting following the filing of a bankruptcy petition to a number of important matters regarding the collateral and the financing to be provided to us. After such filing, the value of this collateral could materially deteriorate and a holder of notes would be unable to raise an objection. In addition, the right of holders of obligations secured by first priority liens to foreclose upon and sell such collateral upon the occurrence of an event of default also would be subject to limitations under applicable bankruptcy laws if we or any of our subsidiaries become subject to a bankruptcy proceeding. The ABL Intercreditor Agreement also gives the holders of first priority liens on the ABL Priority Collateral the right to access and use the collateral that secures the notes to allow those holders to protect the ABL Priority Collateral and to process, store and dispose of the ABL Priority Collateral.
The ABL Priority Collateral will also be subject to any and all exceptions, defects, encumbrances, liens and other imperfections as may be accepted by the lenders under our senior secured multicurrency asset-based revolving credit facility and other creditors that have the benefit of first priority liens on such collateral from time to time, whether on or after the date the notes and related guarantees were issued. The existence of any such exceptions, defects, encumbrances, liens and other imperfections could adversely affect the value of the collateral securing the notes as well as the ability of the collateral agents for the notes or the collateral agent for the senior secured credit facility to realize or foreclose on such collateral.
The rights of holders of our notes in the collateral securing such notes may be adversely affected by the first lien intercreditor agreement.
The rights of the holders of our notes with respect to the collateral that secures such notes is subject to a first lien intercreditor agreement among all holders of obligations secured by that collateral on a pari passu basis (“first lien obligations”), including the obligations under the notes and our senior secured credit facility. Under that intercreditor agreement, any actions that may be taken with respect to such collateral, including the ability to cause the commencement of enforcement proceedings against such collateral, to control such proceedings and to approve amendments to releases of such collateral from the lien of, and waive past defaults under, such documents relating to such collateral, may be taken solely by the collateral agent for the senior secured credit facility until (1) our obligations under the senior secured credit facility are discharged (which discharge does not include certain refinancings of the senior secured credit facility) or (2) 90 days after the occurrence of an event of default under the indentures governing the notes or any other agreement governing first lien obligations. Under the circumstances described in clause (2) of the preceding sentence, the authorized representative of the holders of the indebtedness that represents the largest outstanding principal amount of indebtedness secured by the collateral on a pari passu basis with the other first lien obligations (other than the senior secured credit facility) and that has complied with the applicable notice provisions gains the right to take actions with respect to the collateral.
Even if the authorized representative of the notes gains the right to take actions with respect to the collateral in the circumstances described in clause (2) above, the authorized representative must stop doing so (and those powers with respect to the collateral would revert to the authorized representative of the lenders under the senior secured credit facility) if such lenders’ authorized representative has commenced and is diligently pursuing enforcement action with respect to the collateral or the grantor of the security interest in that collateral (i.e., we or the applicable subsidiary guarantor) is then a debtor under or with respect to (or otherwise subject to) an insolvency or liquidation proceeding.
In addition, the senior secured credit facility and the indentures governing the notes permit us to issue additional series of obligations that also have a pari passu lien on the same collateral with the other first lien obligations. As explained above, any time that the collateral agent for the senior secured credit facility does not have the right to take actions with respect to the collateral pursuant to the first lien intercreditor agreement, that right passes to the authorized representative of the holders of the next largest outstanding principal amount of indebtedness secured by a pari passu lien on the collateral with the other first lien obligations. If we issue or incur additional first lien obligations in the future in a greater principal amount than the notes, then the authorized representative for that additional indebtedness would be earlier in line to exercise rights under the first lien intercreditor agreement than the authorized representative for the notes.
Under the first lien intercreditor agreement, the authorized representative of the holders of the notes may not object following the filing of a bankruptcy petition to any debtor-in- possession financing or to the use of the common collateral to secure that financing, subject to conditions and limited exceptions. After such a filing, the value of this collateral could materially deteriorate, and holders of the notes would be unable to raise an objection.
The collateral that secures and will secure the notes and related guarantees also is and will be subject to any and all exceptions, defects, encumbrances, liens and other imperfections as may be accepted by the authorized representative of the lenders under our senior secured credit facility during any period that such authorized representative controls actions with respect to the collateral pursuant to the first lien intercreditor agreement. The existence of any such exceptions, defects, encumbrances, liens and other imperfections could adversely affect the value of the collateral securing the notes as well as the ability of the collateral agents for the notes to realize or foreclose on such collateral for the benefit of the holders of the notes.
The lenders under the credit facilities have the discretion to release the guarantors under the credit facilities in a variety of circumstances, which will cause those guarantors to be released from their guarantees of the notes.
While any obligations under the credit facilities remain outstanding, any guarantee of the notes may be released without action by, or consent of, any holder of the notes or the trustees under the indentures governing the notes, at the discretion of lenders under the credit facilities, or if the related guarantor is no longer a guarantor of obligations under the credit facilities or any other indebtedness. The lenders under the credit facilities have the discretion to release the guarantees under the credit facilities in a variety of circumstances. Holders of our notes will not have a claim as creditors against any subsidiary that is no longer a guarantor of our notes, and the indebtedness and other liabilities, including trade payables, whether secured or unsecured, of those subsidiaries will effectively be senior to the claims of holders of our notes.
There are circumstances other than repayment or discharge of our notes under which the collateral securing such notes and the related guarantees will be released automatically, without the consent of the holders of our notes or the consent of the trustees.
Under various circumstances, collateral securing the notes will be released automatically, including:

•	a sale, transfer or other disposal of such collateral in a transaction not prohibited under the indentures governing the notes;

•	with respect to collateral held by a guarantor, upon the release of such guarantor from its guarantee;

•
with respect to any collateral in which the notes have a second priority lien, upon any release by the lenders under our senior secured multi-currency asset-based revolving credit facility of their first-priority security interest in such collateral; provided that, if the release occurs in connection with a foreclosure or exercise of remedies by the collateral agent for the lenders under our senior secured multi-currency asset-based revolving credit facility, the lien on that collateral will be automatically released but any proceeds thereof not used to repay the obligations under our senior secured multi-currency asset-based revolving credit facility will be subject to liens in favor of the collateral agents for the noteholders and our senior secured credit facility; and

•
with respect to the collateral upon which the notes have a first priority lien, upon any release in connection with a foreclosure or exercise of remedies with respect to that collateral directed by the authorized representative of the lenders under our senior secured credit facility during any period in which such authorized representative controls actions with respect to the collateral pursuant to the first lien intercreditor agreement. Even though holders of our notes share ratably with the lenders under our senior secured credit facility, the authorized representative of the lenders under our senior secured credit facility will initially control actions with respect to the collateral, whether the holders of our notes agree or disagree with those actions.

The imposition of certain permitted liens will cause the assets on which such liens are imposed to be excluded from the collateral securing our notes and the related guarantees. There are also certain other categories of property that are also excluded from the collateral securing our notes.
The indentures governing our notes permit liens in favor of third parties to secure additional debt, including purchase money indebtedness and capitalized lease obligations, and any assets subject to such liens will be automatically excluded from the collateral securing our notes and the related guarantees to the extent the agreements governing such indebtedness prohibit additional liens. In addition, certain categories of assets are excluded from the collateral securing our notes and the guarantees. Excluded assets include, but are not limited to, among other things, the assets of our non-guarantor subsidiaries, certain capital stock and other securities of our subsidiaries and equity investees, leaseholds or other non-fee simple interests in real property, fee simple interests in real property and the proceeds from any of the foregoing. If an event of default occurs and our notes are accelerated, such notes and the related guarantees will rank equally with the holders of other unsubordinated and unsecured indebtedness of the relevant entity with respect to such excluded property.
Sales of assets by us or our subsidiary guarantors could reduce the pool of assets securing the notes and the related guarantees.
The security documents relating to our notes allow us and the guarantors to remain in possession of, retain exclusive control over, freely operate and collect, invest and dispose of any income from, the collateral securing the notes. To the extent we sell any assets that constitute such collateral, the proceeds from such sale will be subject to the liens securing our notes only to the extent such proceeds would otherwise constitute “collateral” securing such notes and the guarantees under the security documents.
The rights of holders of our notes in the collateral securing such notes may be adversely affected by the failure to perfect security interests in collateral.
Applicable law requires that a security interest in certain tangible and intangible assets can only be properly perfected and its priority retained through certain actions undertaken by the secured party. The liens in the collateral securing our notes may not be perfected with respect to the claims of such notes if and to the extent that the collateral agent was not able to take the actions necessary to perfect any of these liens on or prior to the date of the indentures governing our notes. There can be no assurance that the lenders under the senior secured credit facility will have taken all actions necessary to create properly perfected security interests, which may result in the loss of the priority of the security interest in favor of holders of our notes to which they would otherwise have been entitled. In addition, applicable law requires that certain property and rights acquired after the grant of a general security interest, such as equipment subject to a certificate of title and certain proceeds, can only be perfected at the time such property and rights are acquired and identified. We and the guarantors have limited obligations to perfect the security interest of holders of our notes in specified collateral. There can be no assurance that the trustees or the collateral agents for our notes will monitor, or that we will inform such trustees or collateral agents of, the future acquisition of property and rights that constitute collateral, and that the necessary action will be taken to properly perfect the security interest in such after-acquired collateral. Neither the trustees nor the collateral agents for our notes have an obligation to monitor the acquisition of additional property or rights that constitute collateral or the perfection of any security interest. Such failure may result in the loss of the security interest in the collateral or the priority of the security interest in favor of our notes against third parties.
The collateral securing our notes is subject to casualty risks.
We intend to maintain insurance or otherwise insure against hazards in a manner appropriate and customary for our business. There are, however, some losses, including losses resulting from terrorist acts that may be either uninsurable or not economically insurable, in whole or in part. As a result, we cannot assure holders of our notes that the insurance proceeds will compensate us fully for our losses. If there is a total or partial loss of any of the pledged assets, we cannot assure holders of our notes that the proceeds received by us in respect thereof will be sufficient to satisfy all the secured obligations, including our notes and the related guarantees.

Bankruptcy laws may limit the ability of holders of our notes to realize value from the collateral securing such notes.
The right of the collateral agents to repossess and dispose of the pledged assets upon the occurrence of an event of default under the indentures governing our notes is likely to be significantly impaired by applicable bankruptcy law if a bankruptcy case were to be commenced by or against us before the collateral agents repossessed and disposed of the pledged assets. For example, under Title 11 of the United States Code, pursuant to the automatic stay imposed upon the bankruptcy filing, a secured creditor is prohibited from repossessing its security from a debtor in a bankruptcy case, or from disposing of security repossessed from such debtor, or taking other actions to levy against a debtor, without bankruptcy court approval. Moreover, the United States Bankruptcy Code permits the debtor to continue to retain and to use collateral even though the debtor is in default under the applicable debt instruments, provided that the secured creditor is given “adequate protection.” The meaning of the term “adequate protection” may vary according to circumstances (and is within the discretion of the bankruptcy court), but it is intended in general to protect the value of the secured creditor’s interest in the collateral and may include cash payments or the granting of additional security, if and at such times as the court in its discretion determines, for any diminution in the value of the collateral as a result of the automatic stay of repossession or disposition or any use of the collateral by the debtor during the pendency of the bankruptcy case. Generally, adequate protection payments, in the form of interest or otherwise, are not required to be paid by a debtor to a secured creditor unless the bankruptcy court determines that the value of the secured creditor’s interest in the collateral is declining during the pendency of the bankruptcy case. Due to the imposition of the automatic stay, the lack of a precise definition of the term “adequate protection” and the broad discretionary powers of a bankruptcy court, it is impossible to predict (1) how long payments under our notes could be delayed following commencement of a bankruptcy case, (2) whether or when the collateral agents could repossess or dispose of the pledged assets or (3) whether or to what extent a holder of notes would be compensated for any delay in payment or loss of value of the pledged assets through the requirement of “adequate protection.”
In the event of a bankruptcy of the Company or any of the guarantors of our indebtedness, holders of our notes may be deemed to have an unsecured claim to the extent that our obligations in respect of those notes exceed the fair market value of the collateral securing those notes.
In any bankruptcy proceeding with respect to us or any of the guarantors, it is possible that the bankruptcy trustee, the debtor-in-possession or competing creditors will assert that the fair market value of the collateral with respect to our notes on the date of the bankruptcy filing was less than the then current principal amount of such notes. Upon a finding by the bankruptcy court that our notes are under-collateralized, the claims in the bankruptcy proceeding with respect to such notes would be bifurcated between a secured claim and an unsecured claim, and the unsecured claim would not be entitled to the benefits of security in the collateral.
Other consequences of a finding of under-collateralization would be, among other things, a lack of entitlement on the part of the holders of our notes to receive post-petition interest and a lack of entitlement on the part of the unsecured portion of our notes to receive other “adequate protection” under federal bankruptcy laws. In addition, if any payments of post-petition interest had been made at the time of such a finding of under-collateralization, those payments could be recharacterized by the bankruptcy court as a reduction of the principal amount of the secured claim with respect to our notes.
Any future pledge of collateral in favor of a holder of notes might be voidable in bankruptcy.
Any future pledge of collateral in favor of our lenders or holders of our senior secured indebtedness, including pursuant to security documents delivered after the date of the indentures governing the notes, might be voidable by the pledgor (as debtor in possession) or by its trustee in bankruptcy if certain events or circumstances exist or occur, including, under the United States Bankruptcy Code, if the pledgor is insolvent at the time of the pledge, the pledge permits a holder of our notes to receive a greater recovery than if the pledge had not been given and a bankruptcy proceeding in respect of the pledgor is commenced with 90 days following the pledge, or, in certain circumstances, a longer period.
We do not intend to offer to register the notes or to exchange the notes in a registered exchange offer.
We do not intend to register the notes under the Securities Act or to offer to exchange those notes in an exchange offer registered under the Securities Act. We will not be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to those notes. As a result, holders of our notes will only be entitled to receive certain information about us specified in the indentures governing the notes and information required by Rule 144A(d)(4) under the Securities Act. Except as included in the reports filed with the SEC, information about our company will be provided to holders of our notes on a confidential basis and may not be copied or reproduced, nor may it be distributed or any of its contents disclosed, to anyone other than holders of our notes and prospective purchasers of those notes pursuant to Rule 144A(d)(4). In addition, the indentures governing the notes will not be qualified under the Trust Indenture Act and we will not be required to comply with any provision of the Trust Indenture Act.

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
As of September 30, 2014, we had 192 leased facilities (which included 15 storage locations containing between 100 to 400 square feet) and 2 owned facilities, located in 56 countries. These included 13 primary research and development facilities located in Canada, China, Germany, India, Ireland, Israel, Italy and the U.S. Our real property portfolio consists of aggregate floor space of 4.8 million square feet, substantially all of which is leased. Of the 4.8 million square feet of leased space, 1.1 million square feet is related to property for which the future minimum lease payments have been accrued for in accordance with accounting principles generally accepted in the United States of America pertaining to restructuring and exit activities. Our lease terms range from monthly leases to 12 years. We believe that all of our facilities are in good condition and are well maintained. Our facilities are used for current operations of all operating segments. For additional information regarding obligations under operating leases, see Note 19, “Commitments and Contingencies,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Item 3.	Legal Proceedings.
Information required by this item is incorporated by reference from Note 19, “Commitments and Contingencies—Legal Proceedings,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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
Avaya Inc., or the Company or Avaya, is a wholly owned subsidiary of Avaya Holdings Corp., a Delaware corporation, or Parent. Parent was formed by affiliates of two private equity firms, Silver Lake Partners, or Silver Lake, and TPG Capital, or TPG, or collectively, the Sponsors. Silver Lake and TPG, through Parent, acquired Avaya in a transaction that was completed on October 26, 2007, or the Merger. See discussion in Note 1, "Background and Basis of Presentation - Merger" to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details.
The selected historical consolidated financial data set forth below as of September 30, 2014 and 2013 and for the years ended September 30, 2014, 2013 and 2012 have been derived from our audited Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data set forth below as of September 30, 2012 and as of and for the years ended September 30, 2011 and 2010 has been derived from our Consolidated Financial Statements that are not included in this report.
The selected historical consolidated financial data set forth below should be read in conjunction with our audited Consolidated Financial Statements and related notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Our financial information may not be indicative of future performance.

	Fiscal years ended September 30,
In millions	2014	2013	2012	2011	2010
STATEMENT OF OPERATIONS DATA:
REVENUE
Products	$2,196	$2,337	$2,672	$2,976	$2,602
Services	2,175	2,241	2,347	2,398	2,300
	4,371	4,578	5,019	5,374	4,902
COSTS
Products:
Costs (exclusive of amortization of acquired technology intangible assets)	854	963	1,145	1,314	1,243
Amortization of acquired technology intangible assets	56	63	192	257	291
Services	962	1,022	1,134	1,214	1,237
	1,872	2,048	2,471	2,785	2,771
GROSS PROFIT	2,499	2,530	2,548	2,589	2,131
OPERATING EXPENSES
Selling, general and administrative	1,531	1,511	1,617	1,833	1,709
Research and development	379	445	464	461	407
Amortization of acquired intangible assets	227	228	227	227	219
Restructuring and impairment charges, net	165	200	147	189	187
Acquisition-related costs	—	1	4	5	20
	2,302	2,385	2,459	2,715	2,542
OPERATING INCOME (LOSS)	197	145	89	(126)	(411)
Interest expense	(459)	(467)	(431)	(460)	(487)
Loss on extinguishment of debt	(5)	(6)	—	(246)	—
Other income (expense), net	25	(14)	(20)	5	15
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(242)	(342)	(362)	(827)	(883)
(Provision for) benefit from income taxes of continuing operations	(51)	35	4	(54)	(4)
LOSS FROM CONTINUING OPERATIONS	(293)	(307)	(358)	(881)	(887)
Income (loss) from discontinued operations, net of income taxes	62	(57)	14	18	16
NET LOSS	(231)	(364)	(344)	(863)	(871)
Less net income attributable to noncontrolling interests	—	—	—	—	3
NET LOSS ATTRIBUTABLE TO AVAYA INC.	$(231)	$(364)	$(344)	$(863)	$(874)

	Fiscal years ended September 30,
In millions	2014	2013	2012	2011	2010
BALANCE SHEET DATA (at end of period):
Cash and cash equivalents	$322	$288	$337	$400	$579
Intangible assets, net	1,224	1,497	1,787	2,142	2,617
Goodwill	4,047	4,048	4,055	3,946	3,942
Total assets	7,257	7,672	8,194	8,546	9,261
Total debt (excluding capital lease obligations)	6,023	6,086	6,121	6,157	5,928
Total Avaya stockholder's deficiency	(3,069)	(2,669)	(2,436)	(2,378)	(1,428)
STATEMENT OF CASH FLOWS DATA:
Net cash provided by (used in) continuing:
Operating activities	$36	$131	$16	$(335)	$12
Investing activities	(33)	(113)	(271)	(101)	(864)
Financing activities	(60)	(79)	157	228	853
OTHER FINANCIAL DATA:
EBITDA	$649	$578	$631	$282	$291
Adjusted EBITDA (1)	898	922	946	940	766
Capital expenditures	134	110	92	83	79
Capitalized software development costs	1	14	35	42	43
(1) Adjusted EBITDA is calculated in accordance with our debt agreements and disclosed herein to demonstrate compliance with those debt agreements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—EBITDA and Adjusted EBITDA” for a definition and explanation of Adjusted EBITDA and reconciliation of loss from continuing operations to Adjusted EBITDA.
The following are the significant items affecting the comparability of the selected financial information for the periods presented:
Divestitures - In order to remain focused on our business objectives, we have divested ourselves of two businesses that we obtained as part of larger acquisitions and that were not considered core to our ongoing operations or the needs of our primary-customer base.

•
On March 31, 2014, we completed the sale of our IT Professional Services, or ITPS, business for a final sales price of $101 million, inclusive of $3 million of working capital adjustments and net of $2 million in costs to sell. As a result of the divestiture of the ITPS business, the results of operations, cash flows, and assets and liabilities of this business have been classified as discontinued operations in all periods presented. Income from discontinued operations for fiscal 2014 includes the gain on the sale of the ITPS business of $52 million. Loss from discontinued operations for fiscal 2013 includes an $89 million impairment charge to the goodwill of the ITPS business.

•
In July 2014, we sold the Technology Business Unit, or TBU, which we acquired as part of our acquisition of RADVISION Ltd., or Radvision, and recognized a $14 million gain on the sale, which is included in other income (expense), net. TBU is a software development business that licenses technologies to developers for their use and integration into their own products and includes protocol stacks, client framework solutions and network testing and monitoring tools.

Refinancing, Interest Expense, and Loss on Extinguishment of Debt - During fiscal 2014, 2013 and 2011, we completed a series of transactions which allowed us to refinance certain of our debt arrangements. See Note 10, "Financing Arrangements" to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details regarding our financing arrangements. These transactions included:

•
During fiscal 2011, we amended the terms of the multi-currency revolvers available under our senior secured credit facility and our senior secured multi-currency asset-based revolving credit facility to extend the final maturity of each from October 26, 2013 to October 26, 2016 and completed a private placement of $1,009 million of senior secured notes. The proceeds from the notes were used to repay in full the senior secured incremental term B-2 loans outstanding under the senior secured credit facility (representing $988 million in aggregate principal amount and $12 million in accrued and unpaid interest) and to pay related fees and expenses.

•
During fiscal 2013 we completed a series of transactions which allowed us to refinance (1) all of our senior secured term B-1 loans (“term B-1 loans”) outstanding under our senior secured credit facility originally due October 26, 2014, and (2)

$642 million of our 9.75% senior unsecured cash-pay notes and $742 million of our senior unsecured paid-in-kind (“PIK”) toggle notes each originally due November 1, 2015. These transactions extended the maturity date of the $2.8 billion of refinanced debt by an additional three to six years and increased the associated interest rate.

•
During fiscal 2014 we entered into refinancing transactions which lowered the interest rate of certain debt. On February 5, 2014, we completed an amendment to the senior secured credit facility pursuant to which we refinanced $1,138 million aggregate principal amount of senior secured term B-5 loans (“term B-5 loans”) with the cash proceeds from the issuance of senior secured term B-6 loans (“term B-6 loans”). On May 15, 2014, we redeemed 100% of the remaining aggregate principal amount of our 9.75% senior unsecured cash-pay notes due 2015 and 10.125%/10.875% senior unsecured PIK toggle notes due 2015 at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest, or $92 million and $58 million, respectively. The redemption price was funded through cash on-hand of $10 million and borrowings of $140 million under our revolving credit facilities.

•
In connection with the refinancing transactions referenced above, we recognized a loss on extinguishment of debt of $5 million, $6 million, and $246 million in fiscal 2014, 2013 and 2011, respectively.

•
These refinancing transactions impacted the interest we pay on the related debt. As of September 30, 2014, 2013, and 2012, the weighted average interest rate of the Company's outstanding debt was 6.9%, 7.4%, and 6.1%, respectively.

Restructuring Charges and Cost Saving Initiatives - We have maintained our focus on profitability levels and investing in our future results. In connection with our acquisition of the enterprise business solutions business, or NES, of Nortel Networks Corporation, our acquisition of Radvision and in response to global economic conditions, the Company initiated cost savings programs designed to streamline its operations and eliminate overlapping processes and expenses. These cost savings programs have included: (1) reducing headcount, (2) relocating certain job functions to lower cost geographies, including service delivery, customer care, research and development, human resources and finance, (3) eliminating real estate costs associated with unused or under-utilized facilities and (4) implementing gross margin improvement and other cost reduction initiatives. In connection with these cost savings programs we recognized restructuring charges of $165 million, $200 million, $142 million, $189 million, and $171 million for fiscal 2014, 2013, 2012, 2011 and 2010, respectively. These costs include employee separation charges such as, but not limited to, severance and employment benefit payments, social pension fund payments, and healthcare and unemployment insurance costs to be paid to or on behalf of the affected employees. The related restructuring costs also include the contractual future lease payments and payments made under lease termination agreements associated with vacated facilities. As of September 30, 2014, the remaining liability associated with these actions is $205 million. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future, the costs of which could be material. See Note 9, "Business Restructuring Reserves and Programs" to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details regarding our business restructuring programs.
Capital Lease - As of September 30, 2014, our capital lease obligation was $59 million. On August 20, 2014, we signed an agreement with HP Enterprise Services, LLC, or HP, pursuant to which the Company will outsource to HP certain delivery services in order to scale our operational capacity to serve cloud demand of customers. In connection with that agreement, HP acquired specified assets owned by the Company for $40 million which are being leased-back by Avaya under a capital lease.
Acquisition of NES and Radvision - As a result of the acquisition of NES and Radvision, our operating results include the operations of the NES business and Radvision as of December 19, 2009 and June 5, 2012, respectively. Additionally, some of the items affecting the comparability of the selected financial information for the periods presented regarding these acquisitions include:

•	Acquisition Costs - In connection with the acquisition of NES, we incurred acquisition-related costs during fiscal 2010 of $20 million.

•
Integration Costs - We incurred integration costs with respect to the NES acquisition of $132 million and $208 million, for fiscal 2011 and fiscal 2010, respectively. Integration costs primarily represent third-party consulting fees and other administrative costs associated with consolidating and coordinating the operations of Avaya and NES. These costs were incurred in connection with, among other things, the on-boarding of NES personnel, developing compatible IT systems and internal processes and developing and implementing a strategic operating plan to help enable a smooth transition with minimal disruption to NES customers. Such costs also include fees paid to Nortel Networks Corporation for logistics and other support functions being performed on a temporary basis according to a transition services agreement. In fiscal 2014, 2013 and 2012 we incurred $7 million, $15 million, and $19 million, respectively, of integration costs which were primarily associated with consolidating and coordinating the operations of Avaya and Radvision and costs associated with NES, primarily related to developing compatible IT systems and internal processes.

•	Impairment - In fiscal 2010, we recognized impairment charges of $16 million associated with certain technologies with overlapping functionality to technologies acquired with NES.

Amortization of Acquired Intangible Assets - We recorded amortization of acquired intangible assets of $283 million, $291 million, $419 million, $484 million, and $510 million for fiscal 2014, 2013, 2012, 2011 and 2010, respectively. Amortization of acquired intangible assets represents the amortization of acquired technologies, customer relationships and other intangibles recognized at the time of the Merger and our acquisitions. In acquisition accounting, these intangible assets are recorded at their estimated fair values and then amortized over their estimated economic lives ranging from less than one year to thirteen years. The fluctuation in year-over-year amortization is attributable to the incremental amortization associated with the acquired intangible assets of NES in fiscal 2010 and Radvision in fiscal 2012, offset by reductions in amortization associated with impaired and fully amortized intangibles that are no longer being amortized.
Changes in Estimated Lives and Salvage Value of Property - In addition to the restructuring charges associated with vacated facilities under operating leases discussed above, the Company also sold four Company-owned and underutilized facilities in order to reduce its real estate costs. During fiscal 2014 in anticipation of selling a Company-owned facility, additional depreciation of $6 million, $24 million and $5 million was recognized and included in cost of revenue, selling, general and administrative expense, and research and development, respectively. During fiscal 2013, in anticipation of selling a Company-owned facility, additional depreciation of $21 million was recognized and included in selling, general and administrative expense. The additional depreciation was the result of changes to the estimated salvage value and useful life of the respective facility made to be consistent with the estimated proceeds and timing of the contemplated sale of the facility. The other two formerly owned facilities, prior to being sold, were written down to their net realizable value in fiscal 2012 resulting in $5 million of impairment losses which is included in restructuring and impairment charges, net.
Income Taxes - (Provision for) benefit from income taxes of continuing operations was $(51) million, $35 million, $4 million, $(54) million and $(4) million for fiscal 2014, 2013, 2012, 2011 and 2010, respectively. The effective income tax rate for fiscal 2014, 2013, 2012, 2011 and 2010 was (21)%, 10%, 1%, (7)%, and less than 1%, respectively and differed from the U.S. federal statutory rate for the periods presented as follows:

•
Changes in Valuation Allowance of Deferred Tax Assets - In fiscal 2009, the Company was in a three-year cumulative U.S. book tax loss position and determined that it is more likely than not that our U.S. net deferred tax assets would not be realized. Accordingly, we provided a valuation allowance against our U.S. net deferred tax assets. In fiscal 2010, 2011, 2012, 2013, and 2014 we provided additional valuation allowances associated with the U.S. and non-U.S. subsidiaries and our income tax provision primarily relates to earnings of certain profitable non-U.S. tax jurisdictions.

•
Change in Reinvestment of Undistributed Foreign Earnings Assertion - As of September 30, 2012, the Company changed its indefinite reinvestment of undistributed foreign earnings assertion with respect to its non-U.S. subsidiaries. As a result the Company recorded income benefit (expense) of $1 million, $(2) million, and $(17) million in fiscal 2014, 2013 and 2012, respectively, relating to non-U.S. taxes.

•
Effect of Changes in Other Comprehensive Income - During fiscal 2013 and 2012, we recognized tax charges to other comprehensive income of $126 million and $62 million, respectively. As a result of the tax charges recognized in other comprehensive income, we recognized a corresponding income tax benefit in the Consolidated Statements of Operations.

•
Effect of Tax Charge to Discontinued Operations - During fiscal 2012, we recorded a tax charge of $12 million to discontinued operations. As a result of the tax charge recognized in discontinued operations, we recognized a corresponding income tax benefit in continuing operations.

Divestiture of AGC Networks, Ltd. - On August 31, 2010, we sold our 59.13% ownership in AGC Networks Ltd. (formerly Avaya GlobalConnect Ltd.), our reseller in India, and recognized a $7 million gain on the sale.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.
Overview
We are a leading provider of contact center, unified communications and networking products and services designed to help enterprise and midmarket businesses increase workforce productivity, customer engagement, and the lifetime value of customers, with the ultimate objective of higher revenue and profitability.
Our products and services portfolio spans software, hardware, networking technology and professional services. See Item 1, "Business - Our Products and Services," included elsewhere in this Annual Report on Form 10-K for details. Our products and services fall under three operating segments: 1) Global Communications Solutions; 2) Avaya Networking; and 3) Avaya Global Services.

•
Global Communications Solutions, or GCS, includes real-time collaboration, contact center and unified communications software and hardware, as well as technology that creates mobile engagement environments designed to deliver better customer service, increased productivity, and higher profitability. GCS also includes a development platform for third-parties to innovate with custom engagement environments and applications, and hardware and software products that enable customers to take advantage of our other communications products in a cloud environment.

•
Avaya Networking includes an advanced fabric-based networking technology that offers a virtualized network that is simple to deploy, agile to operate and resilient. Our technology is flexible and extensible to legacy network systems, which gives customers the option to upgrade to new contact center and collaboration and unified communications technology while using their existing infrastructure, if desired.

•
Avaya Global Services include professional and support services that help our customers achieve enhanced business results through the use of our products and technology. It also includes our cloud services, which enable customers to take advantage of our technology in a cloud environment.

For fiscal 2014 and 2013, we generated revenue of $4,371 million and $4,578 million, respectively. For fiscal 2014 and 2013, product revenue represented 50% and 51% of our total revenue and services revenue represented 50% and 49%, respectively. For fiscal 2014 and 2013, revenue generated in the United States was 52% and 53%, respectively. For fiscal 2014 and 2013 we had a net loss of $231 million and $364 million and Adjusted EBITDA of $898 million and $922 million, respectively. See “EBITDA and Adjusted EBITDA” for a definition and explanation of Adjusted EBITDA and a reconciliation of loss from continuing operations to Adjusted EBITDA.
History
Avaya is a wholly owned subsidiary of Avaya Holdings Corp., a Delaware corporation, or Parent. Parent was formed by affiliates of two private equity firms, Silver Lake Partners, or Silver Lake, and TPG Capital, or TPG, or collectively, the Sponsors. Silver Lake and TPG, through Parent, acquired Avaya in a transaction that was completed on October 26, 2007, or the “Merger”. See discussion in Note 1, "Background and Basis of Presentation - Merger" to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
We have a long history of innovation dating back to our research and development roots in Bell Laboratories when we were a part of AT&T. Avaya was formerly the Business Communications business unit of Lucent Technologies, Inc., or Lucent, a 1996 spin-off from AT&T. Since our own spin-off from Lucent in 2000, we have been a leading provider of unified communications and contact center products and services and more recently business collaboration products and services to our customers.
Business Trends
There are a number of trends and uncertainties affecting our business. For example, the global economic downturn during 2008 through 2010 as well as recent economic uncertainties negatively affected most of the markets we serve. We believe these uncertainties have impacted our customers’ willingness to spend on information technology and the manner in which they procure such technologies and services.
While the focus of our go-to-market efforts has been successful in driving growth in the sales of our flagship products and services, we have experienced declines in excess of these gains in the revenues attributable to our core and legacy product lines. As we have shifted our focus toward our flagship products this has detracted from the sales of our legacy products. Further, as our core products are integral components to our flagship and legacy products, core product sales declined as the decrease in sales of our legacy products were only partially offset by the increase in the sales of our flagship products. In addition, we believe better utilization of SIP technology, which enables our customers to run their communication networks more efficiently requiring fewer gateways and servers, has contributed to lower demand for our core product lines.
We believe the decrease in our product revenues may also be due in part to a growing market trend around Cloud consumption preferences with more customers exploring operational expense, or OpEx models rather than a capital expenditure, or CapEx models for procuring technology. Increasingly, to manage costs and efficiencies, customers are exploring a shift to OpEx models, also referred to as “spend-as-you-go” models, where they pay a fee for business collaboration and communications services but the underlying solutions, infrastructure and personnel are owned and managed by the equipment vendor or a managed services or Cloud provider, as opposed to CapEx models that require them to invest in and own the solutions, infrastructure and personnel. We believe the market trend toward OpEx models will continue as we see an increasing number of opportunities and requests for proposal based on the OpEx model. As the trend towards the OpEx model continues, we have focused our go-to-market strategy on our Avaya Private Cloud Services, or APCS, as well as our flagship product offerings such as Aura, contact center and IP Office. Throughout fiscal 2014, our total contracted value for cloud managed services grew and as of September 30, 2014 we estimate the total contracted value exceeds $750 million. The values for these contracts are usually larger than contracts under a CapEx model, but the associated revenues are recognized over a period of time, typically three to seven years.
In part to address these market trends, on August 20, 2014 we entered into a multi-year agreement with HP Enterprise Services, LLC, or HP, pursuant to which the Company will outsource to HP certain delivery services in order to scale our operational capacity to serve cloud demand of customers. Together, the companies will also sell a combined portfolio of Unified Communications-as-a-service, Contact Center-as-a-service, and infrastructure modernization services. As part of that agreement, HP has agreed to acquire specific assets owned by the Company and make available one or more additional financings to Avaya and its subsidiaries of up to $24 million per year for the sole purpose of financing the use of equipment for the performance of services under the agreement.
As we actively position ourselves to address these market trends, we also continue to invest in research and development. During fiscal 2014, we delivered a total of 114 new product releases, which is up more than 10% from the number in fiscal 2013. In December 2009, we acquired the enterprise business solutions business, or NES, of Nortel Networks Corporation in order to further expand our technology portfolio, enhance our customer base, broaden our indirect sales channel and provide us greater ability to compete globally. In June 2012, we acquired RADVISION Ltd., or Radvision, a global provider of videoconferencing and telepresence technologies over internet protocol, or IP, and wireless networks. The integrated Avaya and Radvision technology portfolios provides customers a highly integrated and interoperable suite of cost-effective, easy to use, high-definition video collaboration products, with the ability to interoperate with multiple mobile devices including Apple iPad and Google Android. On October 1, 2013, we acquired IT Navigator Ltd., or IT Navigator, a global provider of Cloud, social media and management products and services. The integration of the Avaya and IT Navigator portfolios has added key management reporting and social media capabilities and enhanced Avaya's Cloud as well as its unified communication and contact center products. We believe the investments in NES, Radvision, IT Navigator and other acquisitions, as well as our ongoing investments in research and development, are helping us to capitalize on the increasing focus of enterprises on deploying collaboration products to increase productivity, reduce costs and complexity and gain competitive advantages, which is being further accelerated by a trend toward a more mobile workforce and the associated proliferation of devices.
We have also successfully expanded our indirect channel to support our go-to-market strategy within our enterprise and midmarket customer bases. Since fiscal 2009 and the acquisition of NES, our indirect channel has grown from 53% to 75% of our product revenues. We believe this expansion of our indirect channel favorably impacts our financial results by reducing selling expenses and allowing us to reach more end users and grow our business, although sales through the indirect channel generally generate lower profits than direct sales due to higher discounts. In furtherance of our effort to maintain an effective business partner program, we continue to refine and expand our global coverage while better aligning our go-to-market strategy for our products and services with our enterprise and midmarket customer bases. We have been deploying new customer segmentation and enhanced geographic emphasis while leveraging our existing and new channel partners. This has generated momentum in our midmarket efforts. Throughout fiscal 2014, we have brought additional industry-seasoned sales and technical personnel into customer and partner facing roles.
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
For fiscal 2014, 2013 and 2012, revenue outside of the U.S. represented 48%, 47% and 48% of total revenue, respectively. Foreign currency exchange rates and fluctuations have had an impact on our revenue, costs and cash flows from our international operations. Our primary currency exposures are to the euro, British pound, Indian rupee, Canadian dollar and Brazilian real. These exposures may change over time as business practices evolve and as the geographic mix of our business changes and we are not able to predict the impact that foreign currency fluctuations will have on future periods.
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
During fiscal 2014, the Company entered into refinancing transactions which lowered the interest rate of certain debt. On February 5, 2014, the Company completed an amendment to the senior secured credit facility pursuant to which the Company refinanced $1,138 million aggregate principal amount of senior secured term B-5 loans (“term B-5 loans”) with the cash proceeds from the issuance of senior secured term B-6 loans (“term B-6 loans”). On May 15, 2014, the Company redeemed 100% of the aggregate principal amount of its 9.75% senior unsecured cash-pay notes due 2015 and 10.125%/10.875% senior unsecured PIK toggle notes due 2015 at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest, or $92 million and $58 million, respectively. The redemption price of $150 million was funded through cash on-hand of $10 million and borrowings of $140 million under the Company's revolving credit facilities, which are payable in full on October 26, 2016.
During the quarter ended September 30, 2014, the Company repaid $10 million of the borrowings under the Company's revolving credit facilities. Subsequent to September 30, 2014, the Company repaid an additional $30 million of these borrowings.
See Note 10, “Financing Arrangements” to our audited Consolidated Financial Statements and “Management's Discussion and Analysis - Liquidity and Capital Resources: Credit Facilities” for further details.
Long-term debt consists of the following:

In millions	September 30, 2014	September 30, 2013
9.75% senior unsecured cash pay notes due November 1, 2015	$—	$58
10.125%/10.875% senior unsecured PIK toggle notes due November 1, 2015	—	92
Variable rate senior secured multi-currency asset-based revolving credit facility due October 26, 2016	40	—
Variable rate senior secured multi-currency revolver due October 26, 2016	90	—
Variable rate senior secured term B-3 loans due October 26, 2017	2,102	2,127
Variable rate senior secured term B-4 loans due October 26, 2017	1	1
Variable rate senior secured term B-5 loans due March 31, 2018	—	1,141
Variable rate senior secured term B-6 loans due March 31, 2018	1,128	—
7% senior secured notes due April 1, 2019	1,009	1,009
9% senior secured notes due April 1, 2019	290	290
10.50% senior secured notes due March 1, 2021	1,384	1,384
Unaccreted discount	(21)	(16)
	6,023	6,086
Debt maturing within one year	(32)	(35)
Long-term debt	$5,991	$6,051
During fiscal 2013, the Company incurred $49 million in debt refinancing fees and expenses, of which $18 million was expensed as incurred and included in other expense, net and $31 million was deferred and is being amortized over the term of the related debt.
During fiscal 2014, the Company incurred $15 million in debt refinancing fees and expenses, of which $2 million was expensed as incurred and included in other expense, net, $3 million was included in the determination of the loss on extinguishment of debt, and $10 million was deferred and is being amortized over the term of the related debt.

The weighted average contractual interest rate of the Company's outstanding debt as of September 30, 2014 and September 30, 2013 was 6.9% and 7.4%, respectively.
Annual maturities of long-term debt (excluding unaccreted discount of $21 million), for the next five years ending September 30th and thereafter, consist of:

In millions	September 30, 2014
2015	$38
2016	39
2017	168
2018	3,116
2019	1,299
2020 and thereafter	1,384
Total	$6,044
Continued Focus on Cost Structure
We maintain our focus on profitability levels and investing in our future results. The Company has initiated cost savings programs designed to streamline its operations and eliminate overlapping processes and expenses associated with various acquisitions and in response to the global economic downturn. These cost savings programs have included: (1) reducing headcount, (2) relocating certain job functions to lower cost geographies, including service delivery, customer care, research and development, human resources and finance, (3) eliminating real estate costs associated with unused or under-utilized facilities and (4) implementing gross margin improvement and other cost reduction initiatives.
We have executed on several gross margin improvement and other cost reduction initiatives. These initiatives included obtaining better pricing from our contract manufacturers and transportation vendors which has improved our product gross margins. In addition, we have streamlined our operations by redesigning the Avaya support website and continue to transition our customers from an agent-based support model to a self-service/web-based support model. These improvements have allowed us to reduce the workforce and relocate positions to lower-cost geographies and improve our services gross margins.
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
During fiscal 2012, 2013 and 2014, the Company initiated cost savings programs to reduce headcount that included reaching agreements with the works council representing employees of certain of the Company's German subsidiaries for the elimination of positions, offering enhanced separation plans to certain management employees in the U.S., and other actions primarily focused in the U.S. and EMEA. As a result of these programs and the divestiture of two non-core businesses discussed below in fiscal 2014, the Company's workforce at September 2012, 2013, and 2014 was approximately 17,000, 14,500, and 13,100, respectively.
Reductions in real estate costs were achieved by: (1) eliminating redundant facilities, particularly research and development facilities, in similar geographic areas as part of transitioning and integrating the operations of NES, (2) reductions in headcount, which decreased our real estate needs, and (3) reducing operating costs through more efficient facilities management. These initiatives enabled us to vacate and consolidate facilities without affecting the quality or distribution of our products and services, and reduce our real estate costs. Further, in part due to headcount reductions and office consolidations, we identified and sold four underutilized facilities during fiscal 2013 and 2014, generating additional cash of $55 million in aggregate. The operations associated with these facilities were either relocated to existing or smaller leased facilities or in certain cases we were able to lease-back a portion of the facility for our ongoing operations. The sale of these facilities not only generated additional cash but, as a result of reducing our real estate needs, provided for reductions in our real estate costs and overhead.
The Company's restructuring charges include employee separation charges such as, but not limited to, severance and employment benefit payments, social pension fund payments, and healthcare and unemployment insurance costs to be paid to or on behalf of the affected employees. The aggregate restructuring charges also include the future lease payments and payments made under lease termination agreements associated with vacated facilities. As of September 30, 2014, the remaining liability associated with these actions is $205 million. This liability includes $124 million of employee separation payments of which $59 million will be paid in fiscal 2015 and the balance through fiscal 2018, and $81 million of cash payments associated with lease obligations of vacated facilities of which $27 million will be paid in fiscal 2015 and the balance through fiscal 2022.
As a portion of our 2014 actions took place during the second half of fiscal 2014, the benefits are not fully reflected in our operating results as of September 30, 2014. We expect our operating margin to continue to improve in the foreseeable future as we begin to realize the full positive effects of our 2014 cost savings programs in our reported results. As we begin fiscal 2015, the Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may take additional restructuring actions in the future, the costs of which could be material. All costs associated with such actions would be recognized in accordance with authoritative accounting guidance and the Company's accounting policies as outlined in Note 2, “Summary of Significant Accounting Policies - Restructuring Programs” and Note 9, “Business Restructuring Reserves and Programs,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Acquisition of RADVISION Ltd.
On June 5, 2012, Avaya acquired Radvision, a global provider of videoconferencing and telepresence technologies over IP and wireless networks, for $230 million in cash.
The integrated Avaya and Radvision technology portfolios provides customers a highly integrated and interoperable suite of cost-effective, easy to use, high-definition video collaboration products, with the ability to interoperate with multiple mobile devices including Apple iPad and Google Android. Radvision brings to Avaya a portfolio which includes a full range of videoconferencing products, technologies and expertise serving large enterprises, small businesses, and service providers. It includes standards-based applications, open infrastructure and endpoints for ad-hoc and scheduled videoconferencing with room-based systems, desktop, and mobile consumer devices. Radvision has enabled Avaya to provide a Cloud offering through hosted products by service providers. The integrated Avaya and Radvision portfolios extend intra-company business to business and business to consumer video communications, and also support internal “Bring Your Own Device” initiatives. See discussion in Note 4, "Business Combinations - RADVISION Ltd." to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details.
Divestitures
In order to remain focused on our business objectives, we have divested ourselves of two businesses which we obtained as part of larger acquisitions.
In March 2014, we sold the IT Professional Services, or ITPS, business that we acquired as part of our acquisition of NES. The ITPS business provides specialized information technology services exclusively to government customers in the U.S. In July 2014, we sold the Technology Business Unit, or TBU, which we acquired as part of our acquisition of Radvision. TBU is a software development business that licenses technologies to developers for their use and integration into their own products and includes protocol stacks, client framework solutions and network testing and monitoring tools. We do not view the ITPS or TBU businesses as core to our ongoing operations as a global provider of business collaboration and communication products and services or essential to the needs of our primary-customer base. As these businesses were not part of our long-term growth strategy we took the opportunity to monetize these assets and generated $127 million of cash while reducing the complexities of our operations.
Financial Operations Overview
The following describes certain components of our statement of operations and considerations impacting those results.
Revenue. We derive our revenue primarily from the sale and service of business collaboration and communications systems and applications. Our product revenue includes the sale of unified communications, contact center, midmarket enterprise communications, video and data networking products. Product revenue accounted for 50%, 51% and 53% of our total revenue for fiscal 2014, 2013 and 2012, respectively. Our services revenue includes product maintenance and support, professional services, including design and integration, and Cloud and managed services.

We employ a flexible go-to-market strategy with direct and indirect presence worldwide and as of September 30, 2014, we had approximately 10,800 channel partners. For fiscal 2014, 2013 and 2012 our product revenue from indirect sales represented approximately 75%, 76% and 75% of our total product revenue, respectively. Our revenue outside the United States represented 48%, 47% and 48% of our total revenue for each of fiscal 2014, 2013 and 2012, respectively.
Because we sell our products to end-users in a wide range of industries and geographies, demand for our products is generally driven more by the level of general economic activity than by conditions in one particular industry or geographic region.
Cost of Revenue. Cost of product revenue consists primarily of hardware costs, royalties and license fees for third-party software included in our systems, personnel and related overhead costs of operation including but not limited to current engineering, freight, warranty costs, amortization of acquired technology intangible assets and provisions for excess inventory. We outsource substantially all of our manufacturing operations to several contract manufacturers. Our contract manufacturers produce the vast majority of our products in facilities located in southern China, with other products produced in facilities located in Israel, Mexico, Malaysia, Taiwan, Germany, Ireland and the U.S. The majority of these costs vary with the unit volumes of product sold. We expect over time to increase the software content of our products, decrease our product costs and improve product gross profits. Cost of services revenue consists of salaries and related overhead costs of personnel engaged in support and services. As we continue to realize the benefit of cost saving initiatives, which include productivity improvements from automation of customer service, reducing the workforce and relocating positions to lower cost geographies, we expect our cost of services revenue will decrease as a percentage of services revenue.
Selling, General and Administrative Expenses. Sales and marketing expenses primarily include personnel costs, sales commissions, travel, marketing promotional and lead generation programs, trade shows, professional services fees and related overhead expenses. We plan to continue to invest in development of our distribution channels by increasing the size of our field sales force and continue to develop the capabilities of our channel partners to enable us to expand into new geographies and further increase our sales to the midmarket across the world.
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
We are devoting substantial resources to the development of additional functionality for existing products and the development of new products and related software applications. We intend to continue to invest in our research and development efforts because we believe they are essential to maintaining and improving our competitive position.
Amortization of Acquired Intangible Assets. As a result of the Merger, the acquisitions of NES and Radvision, and other acquisitions, significant amounts were recognized in purchase accounting for the estimated fair values of customer relationships associated with the businesses acquired. The fair value of these intangible assets was estimated by independent valuations at the time of acquisition and is amortized into our operating expenses over their estimated useful lives.
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
Interest Expense. Interest expense consists primarily of interest on indebtedness under our credit facilities and our notes. Interest expense also includes the amortization of deferred financing costs, the amortization of debt discount, and the expense associated with interest rate derivative instruments we use to minimize our exposure to variable rate interest payments associated with our debt. We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure. If market conditions are favorable, we may refinance existing debt or issue additional debt securities.
Loss on Extinguishment of Debt. During fiscal 2014, 2013 and 2011, the Company completed a series of transactions which allowed us to refinance certain of our debt arrangements. Under accounting principles generally accepted in the United States of America, or GAAP, the Company was required to account for certain of these transactions as an extinguishment of debt. A loss representing the difference between the reacquisition price of the original debt (including consent fees paid by Avaya to the holders of the original debt that consented to the transaction) and the carrying value of the old debt (including unamortized debt discount and debt issue costs) was recognized. See Note 10, “Financing Arrangements,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details.
Other (Expense) Income, net. Other (expense) income, net consists primarily of gains and losses on foreign currency transactions and forward contracts, third party fees incurred in connection with certain debt modifications, changes to the reserves of certain tax indemnifications, interest income, and other gains and losses that are not considered part of the Company's ongoing major or central operations.
Income Taxes. Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Our effective income tax rate differs from the U.S. federal tax rate primarily due to (1) the effect of taxable income in certain non-U.S. jurisdictions, (2) changes in the valuation allowance established against the Company's deferred tax assets, (3) recognition of income tax benefit in the Consolidated Statement of Operations associated with tax charges on net gains/losses in other comprehensive income, particularly as it relates to pension and post-employment benefits and interest rate swaps, and (4) changes in estimates of uncertain tax positions. As of September 30, 2012, the Company changed its indefinite reinvestment of undistributed foreign earnings assertion with respect to its non-U.S. subsidiaries. As a result the Company recorded income tax (expense) benefit of $(17) million, $(2) million, and $1 million in fiscal 2012, 2013, and 2014 respectively, relating to non-U.S. taxes.
Discontinued Operations. On March 31, 2014, the Company completed the sale of its ITPS business. As a result of the divestiture of the ITPS business, the results of operations, cash flows, and assets and liabilities of this business have been classified as discontinued operations in all periods presented. See Note 5, “Divestitures - IT Professional Services Business,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details.
Selected Segment Information
Avaya conducts its business operations in three segments. Two of those segments, Global Communications Solutions, or GCS, and Avaya Networking, or Networking, make up Avaya's Enterprise Collaboration Solutions, or ECS, product portfolio. The third segment contains Avaya’s services portfolio and is called Avaya Global Services, or AGS.
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

Dollars in millions	Fiscal year ended September 30, 2014				Fiscal year ended September 30, 2013
	Revenues		Gross Profit		Revenues		Gross Profit
	Dollar Amount	Percent of Total Revenue	Dollar Amount	Percent of Revenue	Dollar Amount	Percent of Total Revenue	Dollar Amount	Percent of Revenue
Global Communications Solutions	$1,953	45%	$1,241	64%	$2,096	46%	$1,276	61%
Avaya Networking	243	5%	107	44%	242	5%	101	42%
Enterprise Collaboration Systems	2,196	50%	1,348	61%	2,338	51%	1,377	59%
Avaya Global Services	2,175	50%	1,220	56%	2,241	49%	1,223	55%
Unallocated Amounts	—	—%	(69)	(1)	(1)	—%	(70)	(1)
	$4,371	100%	$2,499	57%	$4,578	100%	$2,530	55%

(1) Not meaningful

Financial Results Summary
The following table sets forth for fiscal 2014, 2013 and 2012, our results of operations as reported in our audited Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) located elsewhere in this Annual Report on Form 10-K.

	Fiscal years ended September 30,
In millions	2014	2013	2012
STATEMENT OF OPERATIONS DATA:
REVENUE
Products	$2,196	$2,337	$2,672
Services	2,175	2,241	2,347
	4,371	4,578	5,019
COSTS
Products:
Costs (exclusive of amortization of acquired technology intangible assets)	854	963	1,145
Amortization of acquired technology intangible assets	56	63	192
Services	962	1,022	1,134
	1,872	2,048	2,471
GROSS PROFIT	2,499	2,530	2,548
OPERATING EXPENSES
Selling, general and administrative	1,531	1,511	1,617
Research and development	379	445	464
Amortization of acquired intangible assets	227	228	227
Restructuring and impairment charges, net	165	200	147
Acquisition-related costs	—	1	4
	2,302	2,385	2,459
OPERATING INCOME	197	145	89
Interest expense	(459)	(467)	(431)
Loss on extinguishment of debt	(5)	(6)	—
Other income (expense), net	25	(14)	(20)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(242)	(342)	(362)
(Provision for) benefit from income taxes of continuing operations	(51)	35	4
LOSS FROM CONTINUING OPERATIONS	(293)	(307)	(358)
Income (loss) from discontinued operations, net of income taxes	62	(57)	14
NET LOSS	$(231)	$(364)	$(344)

Summary of the Fiscal Year Ended September 30, 2014 versus 2013
Our revenue for fiscal 2014 decreased 5% as compared to fiscal 2013. While our go-to-market efforts have been successful in driving the revenue growth of our flagship products, we experienced declines in excess of these gains in the revenues attributable to our core and legacy product lines. The shift toward our flagship products has detracted from the sales of our legacy products. Further, as our core products are integral components to our flagship and legacy products, core product sales declined as the decrease in sales of our legacy products were only partially offset by the increase in sales of our flagship products. In addition, we believe better utilization of SIP technology, which enables our customers to run their communication networks more efficiently requiring fewer gateways and servers, has contributed to lower demand for our core product lines. The declines in our legacy and core products in turn contributed to lower maintenance and professional services revenue. We believe the decrease in our core and legacy product revenues may also be due in part to a growing market trend around Cloud consumption preferences with more customers exploring an operational expense, or OpEx models, rather than a capital expenditure, or CapEx models, for procuring technology. Increasingly, to manage costs and efficiencies, customers are exploring a shift to OpEx models, also referred to as “spend-as-you-go” models, where they pay a fee for business collaboration and communications services but the underlying solutions, infrastructure and personnel are owned and managed by the equipment vendor or a managed services or Cloud provider, as opposed to CapEx models that require them to invest in and own the solutions, infrastructure and personnel. We believe the market trend toward OpEx models will continue as we see an increasing number of opportunities and requests for proposal based on OpEx models. As the trend towards the OpEx model continues, we have focused our go-to-market strategy on our Avaya Private Cloud Services, or APCS, as well as our flagship product offerings such as Avaya Aura, contact center and IP Office. Throughout fiscal 2014, our total contracted value for cloud managed services grew and as of September 30, 2014 we estimate the total contracted value exceeds $750 million. The values for these contracts are usually larger than contracts under a CapEx model, but the associated revenues are recognized over a period of time, typically three to seven years.
The Company has maintained its focus on profitability levels and investing in future results and continued to implement cost savings programs designed to streamline its operations, generate cost savings, and eliminate overlapping processes and expenses associated with various acquisitions and in response to the global economic downturn. These cost savings programs have included: (1) reducing headcount, (2) relocating certain job functions to lower cost geographies, including service delivery, customer care, research and development, human resources and finance, (3) eliminating real estate costs associated with unused or under-utilized facilities and (4) implementing gross margin improvement and other cost reduction initiatives. During fiscal 2014, the Company incurred restructuring charges of $165 million. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future and the costs of those actions could be material.
Operating income for fiscal 2014 and 2013 was $197 million and $145 million, respectively, an increase of $52 million. The increase in operating income is primarily attributable to lower restructuring charges and the continued benefit from our cost savings initiatives. In addition to these improvements in operating income, our fiscal 2014 operating results compared to our fiscal 2013 results reflect, among other things:

•	a 1% decrease in gross profit primarily as a result of decreased revenues as discussed above, while gross margin increased to 57.2% in fiscal 2014 as compared to 55.3% in fiscal 2013;

•	additional selling expenses associated with our marketing rights at the Sochi Olympics and to support our go-to-market strategy within enterprise and midmarket customers; and

•	additional depreciation charges as the Company continues to consolidate and vacate under-utilized facilities.
Operating income includes non-cash depreciation and amortization of $434 million and $455 million and share-based compensation of $25 million and $11 million for fiscal 2014 and 2013, respectively.
On March 31, 2014, the Company completed the sale of its ITPS business for a final sales price of $101 million, inclusive of $3 million of working capital adjustments and net of $2 million in costs to sell. Income from discontinued operations of $62 million for fiscal 2014 includes the gain on the sale of the ITPS business of $52 million and compares to a loss from discontinued operations of $57 million for fiscal 2013 which includes an $89 million impairment charge to the goodwill of the ITPS business.
Net loss for fiscal 2014 and 2013 was $231 million and $364 million, respectively. The decrease in our net loss is primarily attributable to the increase in operating income as described above, the gain from the sale of the ITPS business in fiscal 2014 as opposed to the loss from discontinued operations recognized in fiscal 2013 primarily attributable to the impairment charge to the goodwill of the ITPS business, partially offset by the increase in the provision for income taxes.

Summary of the Fiscal Year Ended September 30, 2013 versus 2012
Our revenue for fiscal 2013 decreased 9% as compared to fiscal 2012, primarily as a result of lower customer spending on unified communication, contact center and networking products in a cautious economic environment, which in turn contributed to lower maintenance and professional services revenue. During fiscal 2013, we experienced lower sales of our unified communications products, particularly gateways and legacy NES phones and platforms. We believe these declines are primarily attributable to customers choosing not to upgrade their systems in a cautious economic environment, better utilization of SIP technology, and the growing market trend around Cloud consumption preferences with more customers exploring OpEx models as opposed to CapEx models for procuring technology as discussed above.
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
Operating income for fiscal 2013 was $145 million as compared to operating income of $89 million for fiscal 2012, an increase of $56 million. In addition to the changes in our revenues discussed above, our fiscal 2013 operating results compared to our fiscal 2012 results reflect, among other things:

•	a 1% decrease in gross profit primarily as a result of decreased revenues, while gross margin increased to 55.3% in fiscal 2013 as compared to 50.8% in fiscal 2012;

•	additional depreciation charges as the Company continues to consolidate and vacate under-utilized facilities; and

•	a $10 million charge recognized in the third quarter of fiscal 2013 in connection with the resolution of an intellectual property legal dispute that was not material to Avaya's financial position.
These decreases were partially offset by the continued benefit from cost savings initiatives.
Operating income includes non-cash depreciation and amortization of $455 million and $565 million and share-based compensation of $11 million and $8 million for fiscal 2013 and 2012, respectively.
On March 31, 2014, the Company completed the sale of its ITPS business. Loss from discontinued operations was $57 million for fiscal 2013 and included an $89 million impairment charge to the goodwill of the ITPS business which compares to income from discontinued operations of $14 million for fiscal 2012.
Net loss for fiscal 2013 and 2012 was $364 million and $344 million, respectively. The increase in our net loss is primarily attributable to the decrease in operating income as described above, the loss from discontinued operations in fiscal 2013 which included an $89 million impairment charge to the goodwill of the ITPS business, higher interest expense and costs incurred in connection with the modifications to certain credit facilities, partially offset by the impact of income taxes and higher foreign currency transaction gains for fiscal 2013 as compared to fiscal 2012.
Deferred Tax Assets
Our deferred tax assets are primarily a result of deductible temporary differences related to net operating loss (“NOL”) carryforwards, benefit obligations, tax credit carryforwards, and other accruals which are available to reduce taxable income in future periods. As of September 30, 2014, the Company had tax-effected NOL carryforwards of $1,138 million, comprised of $590 million for U.S. federal, state and local taxes and $548 million for foreign taxes, including $215 million and $287 million in Germany and Luxembourg, respectively. U.S. federal and state NOL carryforwards expire through the year 2023, with the majority expiring in excess of 8 years. The majority of foreign NOL carryforwards have no expiration. Additionally, the Company has various other tax credit carry-forwards totaling $78 million, of which $54 million expire within 5 to 15 years with the remaining have no expiration.
The Internal Revenue Code contains certain provisions which may limit the use of U.S. federal NOLs and U.S. federal tax credits upon a change in ownership (determined under very broad and complex direct and indirect ownership rules) in the Company within a three-year testing period. As a result of the Merger in October 2007, a significant change in the ownership of the Company occurred that limits, on an annual basis, the Company's ability to utilize its pre-Merger U.S. federal NOLs and U.S. federal tax credits. The Company's NOLs and tax credits will continue to be available to offset taxable income and tax liabilities (until such NOLs and tax credits are either used or expire) subject to the annual limitation. If the annual limitation amount is not fully utilized in a particular tax year, then the unused portion from that particular tax year will be added to the annual limitation in subsequent years. On June 9, 2011, Parent filed with the SEC a registration statement on Form S-1 (as updated from time to time) relating to a proposed initial public offering of its common stock. We do not believe that this share issuance will itself, or when aggregated with other prior shareholder ownership changes during the applicable testing period, cause an ownership change that would further limit, on an annual basis, our ability to utilize our current U.S. federal net operating losses and U.S. federal tax credits.
A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that some or all of its deferred tax assets will not be realized. At September 30, 2014, the Company's valuation allowance is $1,628 million, of which $1,057 million, $296 million, $224 million and $51 million relates to U.S., Germany, Luxembourg, and other foreign entities, respectively. Primarily as a result of significant book taxable losses incurred subsequent to the Merger, the Company's deferred tax assets exceed its deferred tax liabilities, exclusive of the U.S. deferred tax liabilities associated with indefinite-lived intangible assets. The Company is in a three-year cumulative book taxable loss position in the U.S. and other significant tax jurisdictions and experts to continue to incur significant interest expense related to its debt and amortization and depreciation expense associated with the Merger and acquisition of NES. The Company considered the scheduled reversal of deferred tax assets and liabilities, projected future taxable income, and certain tax planning strategies in assessing the realization of its deferred tax assets. Based on this assessment, the Company determined that it is more likely than not that the deferred tax assets in certain significant jurisdictions, including the U.S., Canada, Ireland, Germany, Luxembourg, Spain and France, will not be realized to the extent they exceed the scheduled reversal of deferred tax liabilities. The recognition of valuation allowances will adversely affect the Company's effective income tax rate.
Results of Operations
Fiscal Year Ended September 30, 2014 Compared with Fiscal Year Ended September 30, 2013
Revenue
Our revenue for fiscal 2014 and 2013 was $4,371 million and $4,578 million, respectively, a decrease of $207 million or 5%. The following table sets forth a comparison of revenue by portfolio:

	Fiscal years ended September 30,
			Percentage of Total Revenue		Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact
Dollars in millions	2014	2013	2014	2013
GCS	$1,953	$2,096	45%	46%	(7)%	(7)%
Purchase accounting adjustments	—	(1)	—%	—%	(1)	(1)
Networking	243	242	5%	5%	—%	1%
Total product revenue	2,196	2,337	50%	51%	(6)%	(6)%
AGS	2,175	2,241	50%	49%	(3)%	(3)%
Total revenue	$4,371	$4,578	100%	100%	(5)%	(4)%

(1)	Not meaningful
GCS revenue for fiscal 2014 and 2013 was $1,953 million and $2,096 million, respectively, a decrease of $143 million or 7%. The decrease in GCS revenue was primarily attributable to lower demand for our legacy and core products and services, partially offset by increases in demand for our flagship products as discussed above.
Networking revenue for fiscal 2014 and 2013 was $243 million and $242 million, respectively, an increase of $1 million or less than 1%. The increase in Networking revenue is primarily attributable to the Company's successful completion of its networking deployment at the Sochi Olympics partially offset by the unfavorable impact of foreign currency and lower demand for established networking products.
AGS revenue for fiscal 2014 and 2013 was $2,175 million and $2,241 million, respectively, a decrease of $66 million or 3%. The decrease in AGS revenue was primarily due to lower maintenance and professional services revenues as a result of lower demand for our legacy and core products. These decreases in AGS revenue were partially offset by higher revenue from Cloud and managed services performed under contracts entered into in prior periods.

The following table sets forth a comparison of revenue by location:

	Fiscal years ended September 30,
			Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Dollars in millions	2014	2013	2014	2013
U.S.	$2,267	$2,430	52%	53%	(7)%	(7)%
International:
EMEA	1,234	1,239	28%	27%	—%	(2)%
APAC—Asia Pacific	445	457	10%	10%	(3)%	(1)%
Americas International—Canada and Latin America	425	452	10%	10%	(6)%	(1)%
Total international	2,104	2,148	48%	47%	(2)%	(2)%
Total revenue	$4,371	$4,578	100%	100%	(5)%	(4)%
Revenue in the U.S. for fiscal 2014 and 2013 was $2,267 million and $2,430 million, respectively, a decrease of $163 million or 7%. The decrease in U.S. revenue was primarily attributable to lower sales associated with our core and legacy products which contributed to lower revenues from maintenance and professional services. These decreases in U.S. revenue were partially offset by higher revenue from Cloud and managed services performed under contracts entered into in prior periods. Revenue in EMEA for fiscal 2014 and 2013 was $1,234 million and $1,239 million, respectively, a decrease of $5 million or less than one percent. The decrease in EMEA revenue was primarily attributable to lower sales associated with core and legacy products which contributed to lower revenues from maintenance and professional services. These decreases in EMEA revenue were partially offset by the favorable impact of foreign currency, higher revenue from Cloud and managed services performed under contracts entered into in prior periods, and the Company's successful completion of its networking deployment at the Sochi Olympics. Revenue in APAC for fiscal 2014 and 2013 was $445 million and $457 million, respectively, a decrease of $12 million or 3%. The decrease in APAC revenue was primarily attributable to lower sales associated with our core and legacy products and the unfavorable impact of foreign currency. These decreases in APAC revenue were partially offset by higher revenue from Cloud and managed services performed under contracts entered into in prior periods. Revenue in Americas International was $425 million and $452 million for fiscal 2014 and 2013, respectively, a decrease of $27 million or 6%. The decrease in Americas International revenue was primarily attributable to the unfavorable impact of foreign currency and lower sales associated with our core and legacy products. The decreases in Americas International revenue were partially offset by higher sales of our contact center products and higher revenue from Cloud and managed services performed under contracts entered into in prior periods.
We sell our products both directly and through an indirect sales channel. The following table sets forth a comparison of revenue from sales of products by channel:

	Fiscal years ended September 30,
			Percentage of ECS Product Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Dollars in millions	2014	2013	2014	2013
Direct	$551	$551	25%	24%	—%	(1)%
Indirect	1,645	1,786	75%	76%	(8)%	(8)%
Total ECS product revenue	$2,196	$2,337	100%	100%	(6)%	(6)%

Gross Profit
The following table sets forth a comparison of gross profit by segment:

	Fiscal years ended September 30,
	Gross Profit		Gross Margin		Change
Dollars in millions	2014	2013	2014	2013	Amount	Percentage
GCS	$1,241	$1,276	63.5%	60.9%	$(35)	(3)%
Networking	107	101	44.0%	41.7%	6	6%
ECS	1,348	1,377	61.4%	58.9%	(29)	(2)%
AGS	1,220	1,223	56.1%	54.6%	(3)	—%
Unallocated amounts	(69)	(70)	(1)	(1)	1	(1)
Total	$2,499	$2,530	57.2%	55.3%	$(31)	(1)%

(1)	Not meaningful
Gross profit for fiscal 2014 and 2013 was $2,499 million and $2,530 million, respectively, a decrease of $31 million or 1%. The decrease is primarily attributable to a decrease in sales volume, as well as $6 million of additional depreciation related to the change in the estimates of salvage value and useful life of the Company's Westminster, Colorado facility, and the effect of a $5 million benefit associated with the release of a contingent liability during fiscal 2013 related to a labor matter in EMEA that we released as a result of a favorable court ruling. These decreases in gross profit were partially offset by the success of our gross margin improvement initiatives, the improvement in our customer discount discipline, and the impact of lower amortization of acquired technology intangible assets. Our gross margin improvement initiatives included exiting facilities, reducing the workforce, relocating positions to lower-cost geographies, productivity improvements, and obtaining better pricing from our contract manufacturers and transportation vendors. As a result of our gross margin improvement initiatives and the improvement in our customer discount discipline, gross margin increased to 57.2% for fiscal 2014 from 55.3% for fiscal 2013.
GCS gross profit for fiscal 2014 and 2013 was $1,241 million and $1,276 million, respectively, a decrease of $35 million or 3%. The decrease in GCS gross profit is primarily due to the decrease in sales volume. This decrease in gross profit was partially offset by the success of our gross margin improvement initiatives discussed above and the improvement in our customer discount discipline. As a result of our gross margin improvement initiatives and the improvement in our customer discount discipline, GCS gross margin increased to 63.5% for fiscal 2014 compared to 60.9% for fiscal 2013.
Networking gross profit for fiscal 2014 and 2013 was $107 million and $101 million, respectively, an increase of $6 million or 6%. Networking gross margin increased to 44.0% for fiscal 2014 from 41.7% for fiscal 2013. The increase in Networking gross profit and margin were due to higher revenues associated with several new product launches beginning in July 2013, the Company's successful completion of its networking deployment at the Sochi Olympics and our gross margin improvement initiatives.
AGS gross profit for fiscal 2014 and 2013 was $1,220 million and $1,223 million, respectively, a decrease of $3 million or less than one percent. The decrease in AGS gross profit is primarily due to lower services revenue and the effect of a $5 million benefit associated with the release of contingent liability during fiscal 2013 related to a labor matter in EMEA that we released as a result of a favorable court ruling. These decreases in AGS gross profit were partially offset by the continued benefit from our gross margin improvement initiatives discussed above. We have redesigned the Avaya support website and continue to transition our customers from an agent-based support model to a largely self-service/web-based support model. These improvements have allowed us to reduce the workforce and relocate positions to lower-cost geographies. As a result of the above factors, AGS gross margin increased to 56.1% for fiscal 2014 compared to 54.6% for fiscal 2013.
Unallocated amounts for fiscal 2014 and 2013 include the effect of the amortization of acquired technology intangibles and costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level. The decrease in unallocated amounts is attributable to lower amortization associated with technology intangible assets acquired prior to fiscal 2013 partially offset by $6 million of additional depreciation related to the change in the estimates of salvage value and useful life of the Company's Westminster, Colorado facility.

Operating Expenses

	Fiscal years ended September 30,
			Percentage of Revenue		Change
Dollars in millions	2014	2013	2014	2013	Amount	Percentage
Selling, general and administrative	$1,531	$1,511	35.0%	33.0%	$20	1%
Research and development	379	445	8.7%	9.7%	(66)	(15)%
Amortization of acquired intangible assets	227	228	5.2%	5.0%	(1)	—%
Restructuring and impairment charges, net	165	200	3.8%	4.4%	(35)	(18)%
Acquisition-related costs	—	1	—%	—%	(1)	(100)%
Total operating expenses	$2,302	$2,385	52.7%	52.1%	$(83)	(3)%
SG&A expenses for fiscal 2014 and 2013 were $1,531 million and $1,511 million, respectively, an increase of $20 million. The increase was primarily due to the expense of the marketing rights we obtained to the Sochi Olympics and additional selling expenses to support our go-to-market strategy within the enterprise and midmarket customer bases. These increases in SG&A expenses were partially offset by our cost savings initiatives. Our cost savings initiatives include exiting and consolidating facilities, reducing the workforce and relocating positions to lower-cost geographies.
R&D expenses for fiscal 2014 and 2013 were $379 million and $445 million, respectively, a decrease of $66 million. The decrease was primarily due to lower expenses associated with our cost savings initiatives discussed above. This decrease in R&D expense was partially offset by $5 million of additional depreciation related to the change in the estimates of salvage value and useful life of the Company's Westminster, Colorado facility.
Amortization of acquired intangible assets for fiscal 2014 and 2013 was $227 million and $228 million, respectively.
Restructuring and impairment charges, net, for fiscal 2014 and 2013 were $165 million and $200 million, respectively, a decrease of $35 million. The Company continued to identify opportunities to streamline its operations and generate cost savings which included consolidating and exiting facilities and eliminating employee positions. Restructuring charges recorded during fiscal 2014 include employee separation costs of $152 million primarily associated with employee severance actions in EMEA and the U.S. and lease obligations of $13 million primarily related to facilities in the U.S. The EMEA charges include approved plans in the third and fourth quarters of fiscal 2014 for the elimination of 121 and 165 positions and resulted in a charge of $26 million and $39 million, respectively, for which the related payments are expected to be completed in fiscal 2016. The separation charges include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. A voluntary program offered to certain management employees in the U.S. resulted in the elimination of 172 positions and resulted in a charge of $10 million. Restructuring charges recorded during fiscal 2013 include employee separation costs of $139 million and lease obligations of $61 million. These costs primarily include the payments associated with employee severance actions in EMEA and the U.S. and lease obligations associated with the vacated portion of a facility in Frankfurt, Germany, and facilities in the United Kingdom and the U.S. The severance actions in EMEA provided for the elimination of 234 positions and resulted in a charge of $48 million. The separation charges include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. Enhanced severance plans were offered to certain management employees in the U.S. in the first and third quarters of fiscal 2013 and resulted in the elimination of 196 and 447 positions and restructuring charges of $9 million and $20 million, respectively. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future and the costs of those actions could be material.
Acquisition-related costs for fiscal 2013 were $1 million and include third-party legal and other costs related to business acquisitions in fiscal 2013.
Operating Income
Fiscal 2014 operating income was $197 million compared to operating income of $145 million for fiscal 2013.
Operating income for fiscal 2014 and 2013 includes non-cash expenses for depreciation and amortization of $434 million and $455 million, and share-based compensation of $25 million and $11 million, respectively.
Interest Expense
Interest expense for fiscal 2014 and 2013 was $459 million and $467 million, respectively, which includes non-cash interest expense of $19 million and $21 million, respectively. Non-cash interest expense for each period includes amortization of debt issuance costs and accretion of debt discount. Cash interest expense for fiscal 2014 and 2013 was $440 million and $446 million, respectively, a decrease of $6 million. Cash interest expense for fiscal 2014 compared to fiscal 2013 decreased as a result of the expiration of certain unfavorable interest rate swap contracts partially offset by an increase in interest expense as a result of certain debt refinancing transactions that occurred during fiscal 2013.
During fiscal 2013, the Company completed a series of transactions which allowed the Company to refinance term loans under its senior secured credit facilities that originally matured October 26, 2014 and substantially all of its senior unsecured notes that were scheduled to mature on November 1, 2015. As a result of these debt refinancing transactions, the interest rate associated with the portion of the Company's debt that was refinanced increased. See Note 10, "Financing Arrangements" to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Loss on Extinguishment of Debt
During fiscal 2014, we recognized a $5 million loss on extinguishment of debt in connection with (1) the refinancing of $1,138 million aggregate principal amount of term B-5 loans with the cash proceeds from the issuance of term B-6 loans and (2) the redemption of 100% of the aggregate principal amount of the 10.125%/10.87% senior unsecured PIK toggles notes and the 9.75% senior unsecured cash-pay notes. During fiscal 2013, we recognized a $6 million loss on extinguishment of debt in connection with (1) the issuance of our 9% Senior Secured Notes and the payment of $284 million of our term B-5 loans and (2) the refinancing of $584 million of outstanding term B-1 loans. In each period, the loss represents the difference between the reacquisition price and the carrying value (including unamortized discount and debt issues costs) of the debt. See Note 10, "Financing Arrangements" to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Other Income (Expense), Net
Other income, net for fiscal 2014 was $25 million compared with other expense, net of $14 million in fiscal 2013.
Other income, net, for fiscal 2014 includes net foreign currency transaction gains of $18 million, the gain on the sale of the TBU business of $14 million, partially offset by $4 million of net charges associated with certain tax indemnifications, $2 million of third party fees incurred in connection with debt modifications, and a $2 million charge associated with the remeasurement of the monetary assets and liabilities of our Venezuelan subsidiary. Based on developments related to the foreign exchange process in Venezuela, the Company has changed the exchange rate used to remeasure its Venezuelan subsidiary's monetary assets and liabilities from the official exchange rate as established by the Venezuelan government to the “Complimentary System of Foreign Currency Acquirement” or SICAD rate.
Other expense, net for fiscal 2013 includes $18 million of third party fees incurred in connection with debt modifications and a $1 million translation loss recognized in connection with the devaluation of the bolivar by the Venezuela government in February 2013. These other expenses were partially offset by net foreign currency transaction gains of $5 million.
(Provision for) Benefit from Income Taxes of Continuing Operations
For fiscal 2014 the provision for income taxes of continuing operations was $51 million as compared to the benefit from income taxes of continuing operations of $35 million for fiscal 2013.
The effective income tax rate for fiscal 2014 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) net reductions in the Company's liability for unrecognized tax benefits resulting from the settlement of certain international tax exams offset by increases due to tax positions taken during the current period, and (4) recognition of a $6 million income tax benefit related to the correction of prior year deferred tax assets and liabilities for certain non-U.S. legal entities.
The effective rate for fiscal 2013 differs from the statutory U.S. federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) the recognition of a $96 million benefit as a result of net gains in other comprehensive income primarily relating to pension benefits, and (4) $17 million of income tax benefit recognized upon the expiration of certain interest rate swaps.The tax effect of such interest rate swaps was recognized in other comprehensive income prior to the establishment of a valuation allowance against the Company's U.S. net deferred tax assets and was eliminated following the expiration of the final interest rate swap upon which the tax effect was established.
Income (Loss) from Discontinued Operations, Net of Income Taxes
Income from discontinued operations for fiscal 2014 was $62 million and compares to a loss from discontinued operations for fiscal 2013 of $57 million. On March 31, 2014, the Company completed the sale of its ITPS business for a final sales price of $101 million, inclusive of $3 million of working capital adjustments and net of $2 million in costs to sell. Income from discontinued operations for fiscal 2014 includes the gain on the sale of the ITPS business of $52 million. Loss from discontinued operations for the fiscal 2013 included the impact of an $89 million impairment charge to goodwill. See Note 5, “Divestitures - IT Professional Services Business,” to our audited Consolidated Financial Statements for further details.

Fiscal Year Ended September 30, 2013 Compared with Fiscal Year Ended September 30, 2012
Revenue
Our revenue for fiscal 2013 and 2012 was $4,578 million and $5,019 million, respectively, a decrease of $441 million or 9%. Revenue from the Radvision business for fiscal 2013 was $80 million and for the period June 5, 2012 through September 30, 2012 was $31 million.
The following table sets forth a comparison of revenue by portfolio:

	Fiscal years ended September 30,
			Percentage of Total Revenue		Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact
Dollars in millions	2013	2012	2013	2012
GCS	$2,096	$2,390	46%	47%	(12)%	(12)%
Purchase accounting adjustments	(1)	(2)	—%	—%	(1)	(1)
Networking	242	284	5%	6%	(15)%	(15)%
Total product revenue	2,337	2,672	51%	53%	(13)%	(13)%
AGS	2,241	2,347	49%	47%	(5)%	(4)%
Total revenue	$4,578	$5,019	100%	100%	(9)%	(9)%

(1)	Not meaningful
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
AGS revenue for fiscal 2013 and 2012 was $2,241 million and $2,347 million, respectively, a decrease of $106 million or 5%. The decrease in AGS revenue was primarily due to lower maintenance and professional services revenues as a result of lower product sales particularly in the U.S. These decreases were partially offset by an increase in revenues from Cloud and managed services performed under contracts entered into in prior periods.
The following table sets forth a comparison of revenue by location:

	Fiscal years ended September 30,
			Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Dollars in millions	2013	2012	2013	2012
U.S.	$2,430	$2,634	53%	52%	(8)%	(8)%
International:
EMEA	1,239	1,349	27%	27%	(8)%	(8)%
APAC—Asia Pacific	457	497	10%	10%	(8)%	(7)%
Americas International—Canada and Latin America	452	539	10%	11%	(16)%	(14)%
Total international	2,148	2,385	47%	48%	(10)%	(9)%
Total revenue	$4,578	$5,019	100%	100%	(9)%	(9)%
Revenue in the U.S. for fiscal 2013 and 2012 was $2,430 million and $2,634 million, respectively, a decrease of $204 million or 8%. The decrease in U.S. revenue was primarily attributable to lower sales associated with our unified communications and contact center products, which contributed to lower revenues from maintenance and professional services. Revenue in EMEA for fiscal 2013 and 2012 was $1,239 million and $1,349 million, respectively, a decrease of $110 million or 8%. The decrease in EMEA revenue was primarily attributable to lower sales associated with our unified communications products and to lesser extent lower sales associated with our contact center and networking products, partially offset by the incremental revenues from the Radvision business. Revenue in APAC for fiscal 2013 and 2012 was $457 million and $497 million, respectively, a decrease of $40 million or 8%. The decrease in APAC revenue is primarily attributable to lower revenues associated with our unified communications and network products and professional services, partially offset by an increase in maintenance services. Revenue in Americas International was $452 million and $539 million for fiscal 2013 and 2012, respectively, a decrease of $87 million or 16%. The decrease in Americas International revenue was particularly attributable to Canada and Brazil and was associated primarily with our unified communications and contact center products, as well as an unfavorable impact of foreign currency.
We sell our products both directly and through an indirect sales channel. The following table sets forth a comparison of revenue from sales of products by channel:

	Fiscal years ended September 30,
			Percentage of ECS Product Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Dollars in millions	2013	2012	2013	2012
Direct	$551	$662	24%	25%	(17)%	(17)%
Indirect	1,786	2,010	76%	75%	(11)%	(11)%
Total ECS product revenue	$2,337	$2,672	100%	100%	(13)%	(13)%
Gross Profit
The following table sets forth a comparison of gross profit by segment:

	Fiscal years ended September 30,
	Gross Profit		Gross Margin		Change
Dollars in millions	2013	2012	2013	2012	Amount	Percentage
GCS	$1,276	$1,387	60.9%	58.0%	$(111)	(8)%
Networking	101	115	41.7%	40.5%	(14)	(12)%
ECS	1,377	1,502	58.9%	56.2%	(125)	(8)%
AGS	1,223	1,189	54.6%	50.7%	34	3%
Unallocated amounts	(70)	(143)	(1)	(1)	73	(1)
Total	$2,530	$2,548	55.3%	50.8%	$(18)	(1)%

(1)	Not meaningful
Gross profit for fiscal 2013 and 2012 was $2,530 million and $2,548 million, respectively, a decrease of $18 million or 1%. The decrease is primarily attributable to a decrease in sales volume and lower pricing as a result of increasing competition in the marketplace partially offset by the success of our gross margin improvement initiatives, the impact of lower amortization of acquired technology intangible assets, and a $5 million benefit associated with our release of a contingent liability reserve related to a labor matter in EMEA following the receipt of a favorable court ruling. Our gross margin improvement initiatives included exiting facilities, reducing the workforce, relocating positions to lower-cost geographies, productivity improvements, and obtaining better pricing from our contract manufacturers and transportation vendors. As a result of the above initiatives, gross margin increased to 55.3% for fiscal 2013 from 50.8% for fiscal 2012.
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
Networking gross profit for fiscal 2013 and 2012 was $101 million and $115 million, respectively, a decrease of $14 million or 12%. Networking gross margin increased to 41.7% for fiscal 2013 from 40.5% for fiscal 2012 The decrease in Networking gross profit is primarily due to lower revenues, while the increase in gross margin was as a result of the success of our gross margin improvement initiatives partially offset by lower revenues which did not allow us to leverage our fixed costs.
AGS gross profit for fiscal 2013 and 2012 was $1,223 million and $1,189 million, respectively, an increase of $34 million or 3%. The increase is primarily due to the continued benefit from our gross margin improvement initiatives discussed above and a $5 million benefit associated with the release of a contingent liability related to a labor matter in EMEA as a result of a favorable court ruling. We have redesigned the Avaya support website and continue to transition our customers from an agent-based support model to a largely self-service/web-based support model. These improvements have allowed us to reduce our workforce and relocate positions to lower-cost geographies. The increase in AGS gross profit was partially offset by a decrease in services revenue. As a result of the above initiatives, AGS gross margin increased to 54.6% for fiscal 2013 compared to 50.7% for fiscal 2012.
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
Operating Expenses

	Fiscal years ended September 30,
			Percentage of Revenue		Change
Dollars in millions	2013	2012	2013	2012	Amount	Percentage
Selling, general and administrative	$1,511	$1,617	33.0%	32.2%	$(106)	(7)%
Research and development	445	464	9.7%	9.2%	(19)	(4)%
Amortization of acquired intangible assets	228	227	5.0%	4.5%	1	—%
Restructuring and impairment charges, net	200	147	4.4%	2.9%	53	36%
Acquisition-related costs	1	4	—%	0.1%	(3)	(75)%
Total operating expenses	$2,385	$2,459	52.1%	48.9%	$(74)	(3)%
SG&A expenses for fiscal 2013 and 2012 were $1,511 million and $1,617 million, respectively, a decrease of $106 million. The decrease was primarily due to lower expenses as a result of our cost savings initiatives, lower selling expenses and a $3 million benefit associated with our release of a contingent liability reserve related to a labor matter in EMEA following the receipt of a favorable court ruling. Our cost savings initiatives included exiting and consolidating facilities, reducing workforce and relocating positions to lower-cost geographies. These decreases were partially offset by the incremental expenses associated with the Radvision business for the full twelve months ended September 30, 2013 versus the period June 5, 2012 through September 30, 2012, $21 million of additional depreciation expense related to the change in the estimates of the salvage value and useful life of the Company's New Jersey facility and a $10 million charge recognized in the third quarter of fiscal 2013 in connection with the resolution of an intellectual property dispute that was not material to Avaya's financial position.
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
Amortization of acquired intangible assets for fiscal 2013 and 2012 was $228 million and $227 million, respectively.
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
Operating Income
Fiscal 2013 operating income was $145 million compared to operating income of $89 million for fiscal 2012.
Operating income for fiscal 2013 and 2012 includes non-cash expenses for depreciation and amortization of $455 million and $565 million and share-based compensation of $11 million and $8 million, respectively.
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
During fiscal 2013, the Company completed a series of transactions which allowed the Company to refinance term loans under its senior secured credit facilities that originally matured October 26, 2014 and substantially all of its senior unsecured notes that were scheduled to mature on November 1, 2015. As a result of these transactions and the resulting extension of the maturity of a large portion of our indebtedness, the Company extended the maturity date of $2.8 billion of its debt by an additional three to six years, although the interest rates associated with the refinanced portion of the Company's debt increased. See Note 10, "Financing Arrangements" to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Loss on Extinguishment of Debt
In connection with (1) the issuance of our 9% senior secured notes and the payment of $284 million of our term B-5 loans and (2) the refinancing of $584 million of outstanding term B-1 loans, we recognized a loss on extinguishment of debt for fiscal 2013 of $6 million. The loss represents the difference between the reacquisition price and the carrying value (including unamortized discount and debt issue costs) of the debt. See Note 10, "Financing Arrangements" to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Other Expense, Net
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
Benefit from Income Taxes of Continuing Operations
For fiscal 2013 the benefit from income taxes of continuing operations was $35 million as compared to $4 million for fiscal 2012.
The effective rate for fiscal 2013 differs from the statutory U.S. federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) the recognition of a $96 million benefit as a result of net gains in other comprehensive income primarily relating to pension benefits, and (4) $17 million of income tax benefit recognized upon the expiration of certain interest rate swaps. The tax effect of such interest rate swaps was recognized in other comprehensive income prior to the establishment of a valuation allowance against the Company's U.S. net deferred tax assets and was eliminated following the expiration of the final interest rate swap upon which the tax effect was established.
The effective income tax rate for fiscal 2012 differs from the U.S. federal tax rate primarily due to (1) the effect of taxable income in certain non-U.S. jurisdictions, (2) the valuation allowance established against the Company's deferred tax assets, (3) recognition of a $62 million benefit as a result of net gains in other comprehensive income, (4) the recognition of a $12 million benefit as a result of income from discontinued operations, (5) $17 million of income tax expense related to undistributed foreign earnings, and (6) $9 million of income tax benefit related to the correction of prior year deferred tax assets and liabilities for certain non-U.S. legal entities.
In fiscal 2012, the Company recorded a tax charge of $62 million to other comprehensive income primarily relating to post-employment benefits and a tax charge of $12 million to discontinued operations. The charge to other comprehensive income and discontinued operations resulted in the recording of an income tax benefit within continuing operations in the Consolidated Statement of Operations.
As of September 30, 2012, the Company changed its indefinite reinvestment of undistributed foreign earnings assertion with respect to its non-U.S. subsidiaries. As a result the Company recorded income tax expense of $17 million in fiscal 2012 relating to non-U.S. taxes.
During the fourth quarter of fiscal 2012, the Company recorded a correction to prior year deferred tax assets and liabilities for certain non U.S. legal entities. This adjustment decreased the provision for income taxes by $9 million. Without this adjustment the Company's fiscal 2012 provision for income taxes and effective income tax rate would have been $17 million and (5%), respectively. The Company evaluated the correction in relation to fiscal 2012, as well as the periods on which the adjustment originated, and concluded that the adjustment is not material to fiscal 2012 and any prior period.
(Loss) Income from Discontinued Operations, Net of Income Taxes
Loss from discontinued operations for fiscal 2013 of $57 million compares to income from discontinued operations for fiscal 2012 of $14 million. On March 31, 2014, the Company completed the sale of its ITPS business. Loss from discontinued operations for fiscal 2013 included the impact of an $89 million impairment charge to goodwill. See Note 5, “Divestitures - IT Professional Services Business,” to our audited Consolidated Financial Statements for further details.
Liquidity and Capital Resources
We expect our existing cash balance, cash generated by operations and borrowings available under our credit facilities to be our primary sources of short-term liquidity. Based on our current level of operations, we believe these sources will be adequate to meet our liquidity needs for at least the next twelve months. Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. As part of our analysis, we have assessed the implications of the recent financial events on our current business and determined that these market conditions have not resulted in an inability to meet our obligations as they come due in the ordinary course of business and have not had a significant impact on our liquidity as of September 30, 2014. However, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facilities in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs.
Sources and Uses of Cash
The following table provides the condensed statements of cash flows for the periods indicated:

	Fiscal years ended September 30,
In millions	2014	2013	2012
Net cash (used for) provided by:
Net loss	$(231)	$(364)	$(344)
Income (loss) from discontinued operations, net of income taxes	62	(57)	14
Loss from continuing operations	(293)	(307)	(358)
Adjustments to net loss for non-cash items	467	381	599
Changes in operating assets and liabilities	(138)	57	(225)
Continuing operating activities	36	131	16
Discontinued operating activities	4	20	28
Operating activities	40	151	44
Continuing investing activities	(33)	(113)	(271)
Discontinued investing activities	101	—	—
Investing activities	68	(113)	(271)
Financing activities	(60)	(79)	157
Effect of exchange rate changes on cash and cash equivalents	(14)	(8)	7
Net increase (decrease) in cash and cash equivalents	34	(49)	(63)
Cash and cash equivalents at beginning of year	288	337	400
Cash and cash equivalents at end of year	$322	$288	$337
Operating Activities
Cash provided by operations was $40 million, $151 million and $44 million for fiscal 2014, 2013 and 2012, respectively.

Adjustments to reconcile net loss to net cash provided by operations for fiscal 2014, 2013 and 2012 were $467 million, $381 million and $599 million, and consisted of depreciation and amortization of $434 million, $455 million and $565 million, deferred income taxes of $22 million, $(101) million and $(49) million, unrealized (gain) loss on foreign currency exchange of $(15) million, ($23) million and $29 million, non-cash interest expense of $19 million, $21 million and $22 million, third-party fees expensed in connection with debt modifications of $2 million, $18 million and $0 million and share based compensation of $25 million, $11 million and $8 million, respectively.
Cash (used for) provided by changes in operating assets and liabilities for fiscal 2014, 2013 and 2012 were $(138) million, $57 million and $(225) million, respectively.
In fiscal 2014 changes in our operating assets and liabilities resulted in a net decrease in cash and cash equivalents and was driven by payments associated with our employee incentive programs and benefit obligations and increases in receivables. The decreases were partially offset by reductions in our inventory levels and an increase in accounts payable.
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
Investing Activities
Net cash provided by (used for) investing activities for fiscal 2014, 2013 and 2012 was $68 million, $(113) million and $(271) million, and includes cash used for the acquisition of businesses of $16 million, $2 million and $212 million, capital expenditures of $134 million, $110 million and $92 million, payments to develop capitalized software of $1 million, $14 million and $35 million and proceeds from the sales of long-lived assets of $101 million, $23 million, and $3 million, respectively.
During fiscal 2014, cash provided by investing activities included proceeds from the sale of the ITPS business of $101 million and the TBU business of $26 million. Also, during the fiscal 2014 the Company invested $10 million for less than a 6% equity interest in an unaffiliated privately-held company.
Cash used for the acquisition of businesses in fiscal 2012 includes $208 million of payments (net of cash acquired of $22 million) related to our acquisition of Radvision. Further, during fiscal 2013 and 2012, the Company advanced to Parent $10 million and $8 million, respectively, in exchange for notes receivable. The principal amount of these notes plus any accrued and unpaid interest are due in full October 3, 2015 and January 24, 2019 (as modified) with interest at the rate of 0.93% and 1.65% (as modified) per annum, respectively. The proceeds of these notes were used by Parent to partially fund an acquisition in October 2011. Once the acquisition was complete, Parent immediately merged the acquired entity with and into the Company, with the Company surviving the merger. The Company recognized $31 million of non-cash contributed capital associated with that merger. Cash used for investing activities for fiscal 2012 was partially offset by $74 million of cash proceeds from the sale of investments primarily related to marketable securities which were acquired in connection with the acquisition of Radvision and subsequently sold.
Financing Activities
Net cash (used for) provided by financing activities for fiscal 2014, 2013 and 2012 was $(60) million, $(79) million and $157 million, respectively, and primarily included proceeds from our financing agreements (net of repayments), capital contributions received from Parent and payments for debt issuance and modification costs.
Cash used for financing activities for fiscal 2014 includes proceeds of $1,136 million from the issuance of term B-6 loans and $140 million from borrowing under the Company's revolving credit facilities. The proceeds from the issuance of the term B-6 loans were used to repay $1,138 million of term B-5 loans and the proceeds from borrowings under the Company's revolving credit facilities, together with cash on-hand of $10 million, were used to redeem $92 million of 10.125%/10.875% senior unsecured PIK toggle notes and $58 million of 9.75% senior unsecured cash-pay notes. The redemption of the $92 million of 10.125%/10.875% senior unsecured PIK toggle notes includes $9 million of paid-in-kind interest expensed in prior periods. During the quarter ended September 30, 2014, the Company repaid $10 million of the borrowings under the Company's revolving credit facilities.

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
Cash provided by financing activities for fiscal 2012 includes a capital contribution to Avaya from Parent in the amount of $196 million from Parent's issuance of Series B preferred stock and warrants to purchase common stock of Parent. In addition, in connection with the acquisition of Radvision in June 2012, the Company borrowed $60 million under its senior secured asset-based credit facility. Following the completion of the acquisition, all amounts borrowed were repaid, in full, in the month of June 2012.
Net cash (used for) provided by financing activities also include scheduled repayments of our long-term debt of $38 million, $38 million and $37 million in fiscal 2014, 2013 and 2012, respectively.
Contractual Obligations and Sources of Liquidity
Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2014:

	Payments due by period
In millions	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations (1)	$59	$15	$30	$14	$—
Operating lease obligations (2)	419	93	142	101	83
Purchase obligations with contract manufacturers and suppliers (3)	44	44	—	—	—
Other purchase obligations (4)	557	150	232	175	—
Variable rate senior secured multi-currency asset-based revolving credit facility (5)	40	—	40	—	—
Variable rate senior secured multi-currency revolver (5)	90	—	90	—	—
Variable rate senior secured term B-3 loans due October 26, 2017 (6)	2,102	25	50	2,027	—
Variable rate senior secured term B-4 loans due October 26, 2017 (6)	1	—	—	1	—
Variable rate senior secured term B-6 loans due March 31, 2018 (6)	1,128	13	27	1,088	—
7% senior secured notes due April 1, 2019 (5)	1,009	—	—	1,009	—
9% senior secured notes due April 1, 2019 (5)	290	—	—	290	—
10.50% senior secured notes due March 1, 2021 (5)	1,384	—	—	—	1,384
Interest payments due on long-term debt (7)	2,084	419	899	548	218
Benefit obligations (8)	165	165	—	—	—
Total	$9,372	$924	$1,510	$5,253	$1,685

(1)	The payments due for capital lease obligations do not include $8 million in future payments for interest.

(2)	Contractual obligations for operating leases include $81 million of future minimum lease payments that have been accrued for in accordance with GAAP pertaining to restructuring and exit activities.

(3)
We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and to help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to produce and procure inventory based upon forecasted requirements provided by us. If we do not meet these specified purchase commitments, we could be required to purchase the inventory. See Note 19, “Commitments and Contingencies,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details on our purchase commitments.

(4)
Other purchase obligations represent an estimate of contractual obligations in the ordinary course of business, other than commitments with contract manufacturers and suppliers, for which we have not received the goods or services as of September 30, 2014. Although contractual obligations are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. Other purchase obligations also includes estimated payments under the multi-year contract entered into with HP pursuant to which Avaya will outsource to HP certain delivery services associated with the Avaya Private Cloud Business including current specified customer contracts.

(5)	The contractual obligations for our revolving credit facilities and notes represent principal payments only.

(6)
The contractual cash obligations for the senior secured credit facility represent the minimum principal payments owed per year. The contractual cash obligations do not reflect any contingent mandatory annual principal repayments that may be required to be made upon us achieving certain excess cash flow targets, as defined in our senior secured credit facility.

(7)
The contractual cash obligations for interest payments represent the related interest payments on long-term debt. The interest payments for the revolving credit facilities, senior secured term B-3 loans, senior secured term B-4 loans, and senior secured term B-6 loans were calculated by applying an applicable margin to a projected LIBOR rate. The interest payments for the notes were calculated using the stated interest rate.

(8)
The Company sponsors non-contributory defined pension and postretirement plans covering certain employees and retirees. The Company’s general funding policy with respect to qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations, or to directly pay benefits where appropriate. Most postretirement medical benefits are not pre-funded. Consequently, the Company makes payments as these retiree medical benefits are disbursed. At this time, the Company is unable to make a reasonably reliable estimate beyond fiscal 2015 of the timing of payments in connection with these liabilities.

As of September 30, 2014, the Company's unrecognized tax benefits, or UTBs, associated with uncertain tax positions were $257 million and interest and penalties related to these amounts were an additional $22 million. In addition to these amounts is $3 million related to audits by state and local and foreign taxing authorities for the periods prior to the Company’s separation from Lucent Technologies Inc. (now Alcatel-Lucent) pursuant to the Tax Sharing Agreement between the Company and Lucent. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.
Our primary future cash requirements will be to fund working capital, debt service, capital expenditures, restructuring payments and benefit obligations. In addition, we may use cash in the future to make strategic acquisitions.
In addition to our working capital requirements, we expect our primary cash requirements for fiscal 2015 to be as follows:

•
Debt service—We expect to make payments of approximately $460 million during fiscal 2015 in principal and interest associated with long-term debt and interest associated with our two revolving credit facilities, although we may elect to make additional principal payments under certain circumstances. The expected payments are exclusive of repayments we have made or may make under our revolving credit facilities. In the ordinary course of business, we may from time to time borrow and repay amounts under our revolving credit facilities to meet business needs.

•
Restructuring payments—We expect to make payments of approximately $95 million to $110 million during fiscal 2015 for employee separation costs and lease termination obligations associated with restructuring actions we have taken through September 30, 2014 and additional actions we may take in fiscal 2015 as the Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally.

•	Capital expenditures—We expect to spend approximately $120 million to $135 million for capital expenditures during fiscal 2015.

•
Benefit obligations—We expect to make payments under our pension and postretirement obligations $168 million during fiscal 2015. These payments include: $92 million to satisfy the minimum statutory funding requirements of our U.S. qualified pension plans, $7 million of payments under our U.S. benefit plans that are not pre-funded, $29 million under our non-U.S. benefit plans that are predominately not pre-funded and $40 million under our U.S. retiree medical benefit plan that is not pre-funded. See discussion in Note 14, “Benefit Obligations,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details of our benefit obligations.

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
The Company currently has two revolving credit facilities providing for borrowings of up to an aggregate of $535 million subject to certain contractual limitations. Our senior secured multi-currency asset-based revolving credit facility provides senior secured revolving financing of up to $335 million, subject to availability under a borrowing base which, at any time, equals the sum of 85% of eligible accounts receivable plus 85% of the net orderly liquidation value of eligible inventory, subject to certain reserves and other adjustments. In addition, although the senior secured multi-currency asset-based revolving credit facility does not require us to comply with any financial ratio maintenance covenants, if we have Excess Availability under the facility of less than $33.5 million at any time, we will not be permitted to borrow any additional amounts thereunder unless our pro forma Consolidated Fixed Charge Coverage Ratio (each such term as defined in the credit agreement governing the facility) is at least 1.0 to 1.0. At September 30, 2014, the Company had $40 million of outstanding borrowings, $79 million of issued and outstanding letters of credit and remaining availability of $207 million under the multi-currency asset-based revolving credit facility. We also have a senior secured multi-currency revolver, which allows for borrowings of up to $200 million. At September 30, 2014, the Company had $90 million of issued and outstanding borrowings and $110 million available under the senior secured multi-currency revolver. Both revolving credit facilities include other customary conditions that, if not complied with, could restrict our availability to borrow.
On August 20, 2014, we signed an agreement with HP Enterprise Services, LLC ("HP") pursuant to which the Company will outsource to HP certain delivery services associated with the Avaya Private Cloud Services business. In connection with that agreement, HP acquired specified assets owned by the Company. HP also agreed to make available one or more additional financings to Avaya and its subsidiaries of up to $24 million per year for the sole purpose of financing the use of equipment for the performance of services under the agreement, provided that no material adverse change with respect to the Company has occurred and is continuing as of the date any such financing is requested.
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
During the fourth quarter of fiscal 2012, the Company changed its indefinite reinvestment of undistributed foreign earnings assertion with respect to its non-U.S. subsidiaries. This change in assertion reflects the Company's intention and ability to maintain flexibility with respect to sourcing of funds from non-U.S. locations. As of September 30, 2014, our cash and cash equivalent balances held outside the U.S. were $178 million. As of September 30, 2014, balances of cash and cash equivalents held outside the U.S. that are in excess of in-country needs and which could not be distributed to the U.S. without restriction were not material.
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
Based on past performance and current expectations, we believe that our existing cash and cash equivalents of $322 million as of September 30, 2014 and future cash provided by operating activities will be sufficient to meet our future cash requirements described above for at least the next twelve months. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

•
Litigation—In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings. See Note 19, “Commitments and Contingencies,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Our ability to successfully defend the Company against pending and future litigation may impact cash flows.

On October 23, 2014, in connection with a litigation matter, the Company filed a supersedeas bond with the Court in the amount of $63 million to stay execution of a judgment against it while the matter is on appeal. The Company secured posting of the bond through the issuance of a letter of credit under its existing credit facilities. In connection with this proceeding, an application was also filed seeking approximately $60 million for attorneys’ fees, expenses and costs from the Company which the Company intends to contest.  Once required, and in order to stay the enforcement of any award for attorney’s fees, expenses and costs, on appeal or otherwise, the Company will post a bond in the amount of the award for attorney’s fees, expenses and costs, plus interest.  The Company expects to secure posting of the bond through existing resources and may use any or a combination of the issuance of one or more letters of credit under its existing credit facilities and cash on hand. See Note 19, "Commitments and Contingencies," to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional details regarding this litigation matter.
Debt Ratings
As of September 30, 2014, we had a long-term corporate family rating of B3 with a negative outlook from Moody’s and a corporate credit rating of B- with a negative outlook from Standard & Poor’s. Although a change in debt rating would have no impact on our existing borrowing arrangements, our ability to obtain additional external financing and the related cost of borrowing may be affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies.
Debt Service Obligations
As a result of the Merger and the acquisition of NES, our level of indebtedness increased. As of September 30, 2014, principal payments due under our indebtedness were $6,044 million, excluding capital lease obligations of $59 million, net of imputed interest. Our interest expense for fiscal 2014, 2013 and 2012 was $459 million, $467 million and $431 million, respectively, and includes $19 million, $21 million and $22 million of non-cash interest expense, respectively.
We continually monitor our exposure to the risk of increased interest rates as portions of our borrowings under our credit facilities are at variable rates of interest. We use interest rate swap agreements to manage the amount of our floating rate debt to the extent we deem appropriate. At September 30, 2014, each of the swap agreements had reached maturity and there were no outstanding notional amounts associated with any swap agreements.
Our leverage requires that a substantial portion of our cash flows from operations be dedicated to the payment of principal and interest on our indebtedness. The Company has made all scheduled payments timely under the senior secured credit facility and the indentures governing its notes.

Strategic Uses of Cash and Cash Equivalents
As further discussed in “Liquidity and Capital Resources,” our cash and cash equivalents increased by $34 million to $322 million at September 30, 2014 from $288 million at September 30, 2013. Our cash and cash equivalents balance at September 30, 2013 and 2012 was $288 million and $337 million, respectively, a decrease of $49 million.
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
During the three months ended December 31, 2012, the Company completed three transactions which allowed the Company to refinance $848 million of term loans under its senior secured credit facilities that were scheduled to mature on October 26, 2014. These transactions were (1) an amendment and restatement of the senior secured credit facility and the senior secured multi-currency asset-based revolving credit facility on October 29, 2012 along with the extension of the maturity date of $135 million aggregate principal amount of senior secured term B-1 loans, or the term B-1 loans, (2) an amendment and restatement of the senior secured credit facility on December 21, 2012 along with the extension of the maturity date of $713 million aggregate principal amount of term B-1 loans and $134 million aggregate principal amount of senior secured term B-4 loans, and (3) the issuance on December 21, 2012 of $290 million of 9% senior secured notes due April 2019.
During the three months ended March 31, 2013, the Company refinanced the remaining $584 million of term B-1 loans outstanding under its senior secured credit facility with the cash proceeds of $589 million aggregate principal amount of term B-5 loans under the senior secured credit facility.
Additionally, during the three months ended March 31, 2013, the Company refinanced $1,384 million of senior unsecured notes through (1) amendments to the senior secured credit facility and the senior secured multi-currency asset-based revolving credit facility permitting the refinancing of the 9.75% senior unsecured notes due 2015 and 10.125%/10.875% senior unsecured PIK toggle notes due 2015 (collectively, the “Cash Pay and PIK Toggle Notes”) with indebtedness secured by a lien on certain collateral on a junior-priority basis and (2) the exchange of $1,384 million of Cash Pay and PIK Toggle Notes for $1,348 million of 10.50% senior secured notes due 2021.
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

During the quarter ended September 30, 2014, the Company repaid $10 million of the borrowings under the Company's revolving credit facilities. Subsequent to September 30, 2014, the Company repaid an additional $30 million under the multi-currency revolver.
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
As of September 30, 2014, term loans outstanding under the Cash Flow Credit Agreement include term B-3 loans, term B-4 loans and term B-6 loans with remaining face values (after all principal payments through September 30, 2014) of $90 million, $2,102 million and $1,128 million respectively. The Company regularly evaluates market conditions, its liquidity profile, and various financing alternatives for opportunities to enhance its capital structure. If opportunities are favorable, the Company may refinance existing debt or issue additional debt securities.
We are not in default under the senior secured credit facility, the indentures governing our notes or our senior secured multi-currency asset-based revolving credit facility.
See Note 10, “Financing Arrangements,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements
We are party to several types of agreements, including surety bonds, purchase commitments, product financing arrangements and performance guarantees, which are fully discussed in Note 19, “Commitments and Contingencies,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Legal Proceedings and Environmental, Health and Safety Matters
We are subject to certain legal proceedings, which are fully discussed in Note 19, “Commitments and Contingencies,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
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

The unaudited reconciliation of loss from continuing operations, which is a GAAP measure, to EBITDA and Adjusted EBITDA is presented below:

	Fiscal years ended September 30,
In millions	2014	2013	2012
Loss from continuing operations	$(293)	$(307)	$(358)
Interest expense	459	467	431
Interest income	(2)	(2)	(3)
Provision for (benefit from) income taxes	51	(35)	(4)
Depreciation and amortization	434	455	565
EBITDA	649	578	631
Impact of purchase accounting adjustments	—	1	3
Restructuring charges, net	165	200	142
Sponsors’ fees (a)	7	7	7
Acquisition-related costs	—	1	4
Integration-related costs (b)	7	15	19
Divestiture-related costs (c)	2	—	—
Loss on extinguishment of debt (d)	5	6	—
Third-party fees expensed in connection with the debt modification (e)	2	18	—
Non-cash share-based compensation	25	11	8
Write-down of assets held for sale to net realizable value	—	—	5
(Gain) loss on investments and sale of long-lived assets, net	—	(1)	3
Gain on sale of TBU business	(14)	—	—
Change in certain tax indemnifications	4	—	—
Impairment of long-lived assets	—	1	6
Reversal of contingent liability related to acquisition	—	—	(1)
Venezuela hyperinflationary and devaluation charges	2	1	—
Resolution of certain legal matters (f)	8	10	—
(Gain) loss on foreign currency transactions	(18)	(5)	21
Pension/OPEB/nonretirement postemployment benefits and long-term disability costs (g)	51	79	98
Other	3	—	—
Adjusted EBITDA	$898	$922	$946

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

(c)	Divestiture-related costs include legal and other costs primarily related to the sale of the ITPS business.

(d)
Loss on extinguishment of debt represents losses recognized in connection with certain debt refinancing transactions entered into during fiscal 2014 and 2013. The loss is based on the difference between the reacquisition price and the carrying value (including unamortized debt issue costs) of the debt. See Note 10, "Financing Arrangements," to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(e)
The third-party fees expensed in connection with debt modification represent fees paid to third parties in connection with certain debt refinancing transactions entered into during fiscal 2014 and 2013. See Note 10, “Financing Arrangements,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(f)
Charges recognized in connection with the resolution of certain commercial and intellectual property legal disputes that, individually and in the aggregate, were not material to Avaya's financial position.

(g)
Represents that portion of our pension costs, other post-employment benefit costs and non-retirement post-employment benefit costs representing the amortization of prior service costs and net actuarial gains/losses associated with these employment benefits. In fiscal 2013, the amount includes a net curtailment gain of $9 million associated with the U.S. pension and postretirement plans. In fiscal 2012, the amounts include a curtailment charge of $5 million associated with workforce reduction in Germany and the U.S.

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
Once the Company allocates revenue to each deliverable, the Company recognizes revenue in accordance with its policies when all revenue recognition criteria are met. Product revenue is generally recognized upon delivery and maintenance services revenue is generally recognized ratably over the period during which the services are performed, whereas revenue from managed services is generally recognized based on usage, subject to contractual minimums. However, revenue for professional services arrangements is generally recognized upon completion of performance and revenue for arrangements that require acceptance of the product, system or solution, is recognized when the acceptance criteria have been met.
Standalone or subsequent sales of software or software-related items are recognized in accordance with the software revenue recognition guidance. For multiple deliverable arrangements that only include software items, the Company generally uses the residual method to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered items equals the total arrangement consideration, less the fair value of the undelivered items. Where vendor-specific objective evidence of fair value for the undelivered items cannot be determined, the Company generally defers revenue until all items are delivered and services have been performed, or until such evidence of fair value can be determined for the undelivered items.
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
Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, subtopic 740-10, “Income Taxes—Overall” (“ASC 740-10”) prescribes a comprehensive model for the financial statement recognition, measurement, classification, and disclosure of uncertain tax positions. ASC 740-10 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.
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
Intangible and Long-lived Assets
Intangible assets include technology, customer relationships, trademarks and trade-names and other intangibles. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to fifteen years. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment.” Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell. Intangible assets determined to have indefinite useful lives are not amortized but are tested for impairment annually each July 1st, and more frequently if events occur or circumstances change that indicate an asset may be impaired. The estimated useful lives of intangible and long-lived assets are based on many factors including assumptions regarding the effects of obsolescence, demand, competition and other economic factors, expectations regarding the future use of the asset, and our historical experience with similar assets. The assumptions used to determine the estimated useful lives could change due to numerous factors including product demand, market conditions, technological developments, economic conditions and competition.

Goodwill
Goodwill is not amortized but is subject to periodic testing for impairment in accordance with FASB ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”) at the reporting unit level which is one level below the Company’s operating segments. The assessment of goodwill impairment is conducted by estimating and comparing the fair value of the Company’s reporting units’ net assets, as defined in ASC 350, to their carrying value as of that date. The fair value is estimated using an income approach whereby the fair value of the reporting unit is based on the future cash flows that each reporting unit’s assets can be expected to generate. Future cash flows are based on forward-looking information regarding market share and costs for each reporting unit and are discounted using an appropriate discount rate. Future discounted cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. The test for impairment is conducted annually each July 1st, and more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
At July 1, 2014 the Company performed its annual goodwill impairment test and determined that the respective book values of the Company’s reporting units did not exceed their estimated fair values and that it was not necessary to record impairment charges. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test the Company applied a hypothetical 10% decrease to the fair value of each reporting unit. This hypothetical 10% decrease in the fair value of each reporting unit at July 1, 2014 would not result in an impairment of goodwill for any reporting unit.
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
The discount rate is subject to change each year, consistent with changes in rates of return on high-quality fixed-income investments currently available and expected to be available during the expected benefit payment period.  The Company selects the assumed discount rate for its U.S. pension and postretirement plans by applying the rates from the AonHewitt AA Only and

AonHewitt AA Only Above Median yield curves to the expected benefit payment streams and develops a rate at which it is believed the benefit obligations could be effectively settled. The Company follows a similar process for its non-U.S. pension plans by applying the AonHewitt Euro AA corporate bond yield curve. Based on the published rates as of September 30, 2014, the Company used a weighted average discount rate of 4.21% for the U.S. pension plans, 2.63% for the non-U.S. pension plans, and 4.17% for the postretirement plans. For the U.S. pension plans, non-U.S. pension plans, and the postretirement plans, every one-percentage-point increase or decrease in the discount rate reduces or increases our benefit obligation by approximately $390 million, $87 million and $55 million, respectively.
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
The plans use different factors, including years of service, eligible compensation and age, to determine the benefit amount for eligible participants. The Company funds its U.S. pension plans in compliance with applicable laws. See Note 14, “Benefit Obligations,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a discussion of the Company’s pension and postretirement plans.
Commitments and Contingencies
In the ordinary course of business we are subject to legal proceedings related to environmental, product, employment, intellectual property, licensing and other matters. In addition, we are subject to indemnification and liability sharing claims by Lucent Technologies Inc. (now Alcatel-Lucent) under the terms of the Contribution and Distribution Agreement. In order to determine the amount of reserves required, we assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required for these contingencies is made after analysis of each individual issue. The estimates of required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy. Assessing the adequacy of any reserve for matters for which we may have to indemnify Alcatel-Lucent is especially difficult, as we do not control the defense of those matters and have limited information. In addition, estimates are made for our repurchase obligations related to products sold to various distributors who obtain financing from certain third party lending institutions, as described in Note 19, “Commitments and Contingencies,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
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
New Accounting Guidance Recently Adopted
Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
In the first quarter of fiscal 2014, the Company adopted new guidance on the reporting of amounts reclassified out of accumulated other comprehensive income. The guidance requires presentation, either in a single note or parenthetically on the face of the financial statements, of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The relevant presentation and disclosures have been applied retrospectively for all periods presented, as presented in Note 17, “Accumulated Other Comprehensive Loss.”
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
In August 2014, the FASB issued ASU No. 2014-15 "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." The standard requires management to evaluate, at each annual and interim reporting period, the company's ability to continue as a going concern within one year of the date the financial statements are issued and provide related disclosures. This accounting guidance is effective for the Company on a prospective basis beginning in the first quarter of fiscal 2017 and is not expected to have a material effect on the Company's Consolidated Financial Statements.
Cautionary Note Regarding Forward Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements.” In some cases, these statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “our vision,” “plan,” “potential,” “predict,” “should,” “will” or “would” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition, or state trends and known uncertainties or other forward-looking information. You are cautioned that forward-looking statements are inherently uncertain. Each forward-looking statement contained in this report is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statement. We refer you to the section entitled “Risk Factors” in this Form 10-K for identification of important factors with respect to these risks and uncertainties. We caution readers not to place considerable reliance on such statements. Our business is subject to substantial risks and uncertainties, including those identified in this report. The information contained in this report is provided by us as of the date of this Form 10-K, and we do not undertake any obligation to update any forward-looking statements contained in this document as a result of new information, future events or otherwise. Forward-looking statements include, without limitation, statements regarding:

•
our expectations regarding our revenue, cost of revenue, selling, general and administrative expenses, research and development expenses, amortization of acquired intangible assets and interest expense;

•	our expectations regarding the demand for our next-generation business collaboration products and the market trends contributing to such demand;

•
our strategy for worldwide growth, including our ability to develop and sell collaboration and communications products and services, including unified communications, networking products and contact center products;

•	the strength of our current intellectual property portfolio and our intention to obtain patents and other intellectual property rights used in connection with our business;

•	our anticipated competition as the business collaboration market evolves;

•	the product sales to be generated by our backlog;

•	our future cash requirements, including our primary cash requirements for the period October 1, 2014 through September 30, 2015;

•	the intention to use the net proceeds of any initial public offering conducted by Parent, among other things, to repay a portion of our existing indebtedness;

•	our future sources of liquidity, including any future refinancing of our existing debt or issuance of additional securities;

•	the uncertainties regarding our liquidity, including our ability to generate revenue, reduce costs, make future acquisitions and defend against litigation;

•	the impact of new accounting pronouncements; and

•	our expectations regarding the impact of legal proceedings, including antitrust, intellectual property or employment litigation.
Many factors could cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	our ability to develop and sell advanced business collaboration and communications products and services, including unified communications, networking products and contact center products;

•	our reliance on our indirect sales channel;

•	economic conditions and the willingness of enterprises to make technology investments;

•	the markets for our products and services;

•	our ability to remain competitive in the markets we serve;

•	our use of software from open source code sources;

•	the ability to retain and attract key employees;

•	our degree of leverage and its effect on our ability to raise additional capital and to react to changes in the economy or our industry;

•	our ability to integrate acquired businesses;

•	our ability to successfully transition toward or integrate the products of acquired businesses into our portfolio;

•	our ability to manage our supply chain and logistics functions;

•	the ability to protect our intellectual property and avoid claims of infringement;

•	our ability to maintain adequate security over information systems, products and services;

•	environmental, health and safety laws, regulations, costs and other liabilities, and climate change risks;

•	our ability to realize the benefits we expect from our cost reduction initiatives;

•	fluctuations in foreign currency exchange rates;

•	our ability to detect and fix design defects and "bugs";

•	an adverse result in any significant litigation, including antitrust, intellectual property or employment litigation;

•	risks relating to the transaction of business internationally; and

•	pension and post-retirement healthcare and life insurance liabilities.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Transactions
Recorded Transactions—We utilize foreign currency forward contracts primarily to manage short-term exchange rate exposures on certain receivables, payables and loans residing on foreign subsidiaries’ books, which are denominated in currencies other than the subsidiary’s functional currency. For fiscal 2014, 2013 and 2012, the changes in the fair value of the foreign currency forward contracts were substantially offset by changes resulting from the revaluation of the hedged items.
The fair value of foreign currency forward contracts is sensitive to changes in currency exchange rates. A 10% upward shift in the value of the foreign currencies that we trade against from the prevailing market rates would have had a negative impact of $16 million, $8 million and $6 million for fiscal 2014, 2013 and 2012, respectively. A 10% downward shift in the value of the foreign currencies that we trade against from the prevailing market rates would have had a positive impact of $14 million, $13 million and $11 million for fiscal 2014, 2013 and 2012, respectively.
Forecasted Transactions—From time to time, we use foreign currency forward contracts to offset certain forecasted foreign currency transactions primarily related to the purchase or sale of product expected to occur during the ensuing twelve months. The change in the fair value of foreign currency forward contracts is recognized as other income or expense in the period in which the exchange rates change. For fiscal 2014, 2013 and 2012, these gains and losses were not material to our results of operations.
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
As of September 30, 2014, a 0.125% change in interest rates would result in a change in our annual interest expense of $3 million.
See Note 11, “Derivatives and Other Financial Instruments,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details related to these interest rate swap agreements.

Item 8.	Financial Statements and Supplementary Data
Avaya Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Avaya Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of changes in stockholder’s deficiency and of cash flows present fairly, in all material respects, the financial position of Avaya Inc. and its subsidiaries (the "Company") at September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the Consolidated Financial Statements, the Company changed the timing of their annual impairment testing date for goodwill and indefinite-lived intangibles during the period ended September 30, 2014.

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

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
November 26, 2014

Avaya Inc.
Consolidated Statements of Operations
(In millions)

	Fiscal years ended September 30,
	2014	2013	2012
REVENUE
Products	$2,196	$2,337	$2,672
Services	2,175	2,241	2,347
	4,371	4,578	5,019
COSTS
Products:
Costs (exclusive of amortization of acquired technology intangible assets)	854	963	1,145
Amortization of acquired technology intangible assets	56	63	192
Services	962	1,022	1,134
	1,872	2,048	2,471
GROSS PROFIT	2,499	2,530	2,548
OPERATING EXPENSES
Selling, general and administrative	1,531	1,511	1,617
Research and development	379	445	464
Amortization of acquired intangible assets	227	228	227
Restructuring and impairment charges, net	165	200	147
Acquisition-related costs	—	1	4
	2,302	2,385	2,459
OPERATING INCOME	197	145	89
Interest expense	(459)	(467)	(431)
Loss on extinguishment of debt	(5)	(6)	—
Other income (expense), net	25	(14)	(20)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(242)	(342)	(362)
(Provision for) benefit from income taxes of continuing operations	(51)	35	4
LOSS FROM CONTINUING OPERATIONS	(293)	(307)	(358)
Income (loss) from discontinued operations, net of income taxes	62	(57)	14
NET LOSS	$(231)	$(364)	$(344)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.
Consolidated Statements of Comprehensive Loss
(In millions)

	Fiscal years ended September 30,
	2014	2013	2012
Net loss	$(231)	$(364)	$(344)
Other comprehensive (loss) income:
Pension, postretirement and postemployment benefit-related items, net of tax of $0, $121 and $54 for the years ended September 30, 2014, 2013 and 2012, respectively	(201)	160	2
Cumulative translation adjustment, net of tax benefit of $0, $4 and $0 for the years ended September 30, 2014, 2013 and 2012, respectively	7	(43)	37
Change in interest rate swaps, net of tax effect of $(7) and $7 for the years ended September 30, 2013 and 2012, respectively	—	20	11
Income tax benefit reclassified into earnings upon the expiration of certain interest rate swaps	—	(17)	—
Unrealized loss on investments reclassified into earnings, net of tax of $1 for the year ended September 30, 2012	—	—	1
Unrealized loss on investments, net of tax of $0 for the year ended September 30, 2012	—	—	1
Other comprehensive (loss) income	(194)	120	52
Comprehensive loss	$(425)	$(244)	$(292)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.
Consolidated Balance Sheets
(In millions, except per share and shares amounts)

	September 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$322	$288
Accounts receivable, net	745	702
Inventory	197	245
Deferred income taxes, net	24	52
Other current assets	224	241
Assets of discontinued operations	—	59
TOTAL CURRENT ASSETS	1,512	1,587
Property, plant and equipment, net	281	334
Deferred income taxes, net	52	34
Acquired intangible assets, net	1,224	1,497
Goodwill	4,047	4,048
Other assets	141	172
TOTAL ASSETS	$7,257	$7,672
LIABILITIES
Current liabilities:
Debt maturing within one year	$32	$35
Accounts payable	416	401
Payroll and benefit obligations	228	251
Deferred revenue	668	671
Business restructuring reserve, current portion	86	92
Other current liabilities	254	256
Liabilities of discontinued operations	—	19
TOTAL CURRENT LIABILITIES	1,684	1,725
Long-term debt	5,991	6,051
Pension obligations	1,535	1,510
Other postretirement obligations	273	290
Deferred income taxes, net	249	237
Business restructuring reserve, non-current portion	119	78
Other liabilities	475	450
TOTAL NON-CURRENT LIABILITIES	8,642	8,616
Commitments and contingencies
STOCKHOLDER'S DEFICIENCY
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,962	2,937
Accumulated deficit	(4,831)	(4,600)
Accumulated other comprehensive loss	(1,200)	(1,006)
TOTAL STOCKHOLDER'S DEFICIENCY	(3,069)	(2,669)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY	$7,257	$7,672
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.
Consolidated Statements of Changes in Stockholder's Deficiency
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder’s Deficiency
Balance as of October 1, 2011	—	$2,692	$(3,892)	$(1,178)	$(2,378)
Capital contributions from Parent		227			227
Share-based compensation		7			7
Net loss			(344)		(344)
Other comprehensive income				52	52
Balance as of September 30, 2012	—	2,926	(4,236)	(1,126)	(2,436)
Share-based compensation		11			11
Net loss			(364)		(364)
Other comprehensive income				120	120
Balance as of September 30, 2013	—	2,937	(4,600)	(1,006)	(2,669)
Share-based compensation		25			25
Net loss			(231)		(231)
Other comprehensive loss				(194)	(194)
Balance as of September 30, 2014	—	$2,962	$(4,831)	$(1,200)	$(3,069)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.
Consolidated Statements of Cash Flows
(In millions)

	Fiscal years ended September 30,
	2014	2013	2012
OPERATING ACTIVITIES:
Net loss	$(231)	$(364)	$(344)
Income (loss) from discontinued operations, net of income taxes	62	(57)	14
Loss from continuing operations	(293)	(307)	(358)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	434	455	565
Share-based compensation	25	11	8
Amortization of debt issuance costs	14	17	21
Accretion of debt discount	5	4	1
Non-cash charge for debt issuance costs upon redemption of term loans	3	5	—
Third-party fees expensed in connection with the debt modification	2	18	—
Premium on issuance of senior secured term B-5 loans	—	3	—
Payment of paid-in-kind interest	(9)	—	—
Provision for uncollectible receivables	—	1	5
Deferred income taxes, net	22	(101)	(49)
(Gain) loss on sale of investments and long-lived assets, net	—	(1)	3
Write-down of assets held for sale to net realizable value	—	—	5
Gain on sale of TBU business	(14)	—	—
Impairment of long-lived assets	—	1	6
Pension curtailments	—	(9)	5
Unrealized (gain) loss on foreign currency exchange	(15)	(23)	29
Changes in operating assets and liabilities:
Accounts receivable	(51)	72	(9)
Inventory	46	9	27
Accounts payable	19	(29)	(23)
Payroll and benefit obligations	(177)	(60)	(108)
Business restructuring reserve	42	38	(43)
Deferred revenue	24	80	(45)
Other assets and liabilities	(41)	(53)	(24)
NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	36	131	16
NET CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES	4	20	28
NET CASH PROVIDED BY OPERATING ACTIVITIES	40	151	44
INVESTING ACTIVITIES:
Capital expenditures	(134)	(110)	(92)
Capitalized software development costs	(1)	(14)	(35)
Acquisition of businesses, net of cash acquired	(16)	(2)	(212)
Proceeds from sale of long-lived assets	101	23	3
Proceeds from sale of TBU business	26	—	—
Proceeds from sale of investments	1	1	74
Purchase of investment	(10)	—	—
Restricted cash	—	—	1
Advance to Parent	—	(10)	(8)
Other investing activities, net	—	(1)	(2)
NET CASH USED FOR CONTINUING INVESTING ACTIVITIES	(33)	(113)	(271)
NET CASH PROVIDED BY DISCONTINUED INVESTING ACTIVITIES	101	—	—
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	68	(113)	(271)
FINANCING ACTIVITIES:
Proceeds from term B-6 loans	1,136	—	—
Proceeds from 9% senior secured notes	—	290	—
Repayment of term B-5 loans	(1,138)	(284)	—
Proceeds from term B-5 loans	—	589	—
Repayment of term B-1 loans	—	(584)	—
Proceeds from multi-currency asset-based revolving credit facility	40	—	—
Proceeds from multi-currency revolver	100	—	—
Repayment of senior unsecured cash pay notes	(58)	—	—
Repayment of senior unsecured PIK toggle notes	(83)	—	—
Repayment of multi-currency revolver	(10)	—	—
Debt issuance and third-party debt modification costs	(10)	(49)	—
Repayment of long-term debt	(38)	(38)	(37)
Capital contribution from Parent	—	—	196
Borrowings under revolving credit facility	—	—	60
Repayments of borrowings under revolving credit facility	—	—	(60)
Other financing activities, net	1	(3)	(2)
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(60)	(79)	157
Effect of exchange rate changes on cash and cash equivalents	(14)	(8)	7
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34	(49)	(63)
Cash and cash equivalents at beginning of year	288	337	400
Cash and cash equivalents at end of year	$322	$288	$337
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.
Notes to Consolidated Financial Statements
1. Background and Basis of Presentation
Background
Avaya Inc. together with its consolidated subsidiaries (collectively, the “Company” or “Avaya”) is a leading provider of contact center, unified communications and networking products and services. The Company's products and services portfolio spans software, hardware, networking technology and professional services. The Company conducts its business operations in three segments. Two of those segments, Global Communications Solutions and Avaya Networking, make up Avaya's Enterprise Collaboration Solutions product portfolio. The third segment contains Avaya’s services portfolio and is called Avaya Global Services.
The Company sells directly through its worldwide sales force and through its global network of channel partners. As of September 30, 2014, Avaya had approximately 10,800 channel partners, including distributors, service providers, dealers, value-added resellers, system integrators and business partners that provide sales and service support.
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
Divestiture of IT Professional Services Business
On March 31, 2014, the Company completed the sale of its IT Professional Services (“ITPS”) business for a final sales price of $101 million, inclusive of $3 million of working capital adjustments and net of $2 million in costs to sell. See Note 5, “Divestitures - IT Professional Services Business,” for further details.
Basis of Presentation
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

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

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
Once the Company allocates revenue to each deliverable, the Company recognizes revenue in accordance with its policies when all revenue recognition criteria are met. Product revenue is generally recognized upon delivery and maintenance services revenue is generally recognized ratably over the period during which the services are performed, whereas revenue from managed services is generally recognized based on usage, subject to contractual minimums. However, revenue for professional

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

services arrangements is generally recognized upon completion of performance and revenue for arrangements that require acceptance of the product, system or solution, is recognized when the acceptance criteria have been met.
Standalone or subsequent sales of software or software-related items are recognized in accordance with the software revenue recognition guidance. For multiple deliverable arrangements that only include software items, the Company generally uses the residual method to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered items equals the total arrangement consideration, less the fair value of the undelivered items. Where vendor-specific objective evidence of fair value for the undelivered items cannot be determined, the Company generally defers revenue until all items are delivered and services have been performed, or until such evidence of fair value can be determined for the undelivered items.
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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded net of reserves for sales returns and allowances and provisions for doubtful accounts. The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. The allowances are based on analyses of historical trends, aging of accounts receivable balances and the creditworthiness of customers as determined by credit checks, analyses, and payment history. At September 30, 2014, one distributor accounted for more than 10% of accounts receivable. At September 30, 2013, two distributors each accounted for more than 10% of accounts receivable.
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
As discussed in detail in Note 19, "Commitments and Contingencies-Purchase Commitments and Termination Fees," the Company has outsourced the manufacturing of substantially all of its products and may be obligated to purchase certain excess inventory levels from its outsourced manufacturers if actual sales of product vary from forecast, in which case additional inventory provisions may need to be recorded in the future.
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
Amortization of capitalized software development costs begins when the product is available for general release to customers. Amortization is recognized on a product-by-product basis generally on the straight-line method over a period of up to two years. Unamortized software development costs determined to be in excess of net realizable value of the product are expensed immediately. Included in other assets at September 30, 2014 and 2013 is unamortized software development costs of $8 million and $30 million, respectively.

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

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
Internal Use Software
Certain costs of computer software developed or obtained for internal use are capitalized and amortized on a straight-line basis generally over three to seven years. General and administrative costs, overhead, maintenance and training, as well as the cost of software that does not add functionality to the existing system, are expensed as incurred. The Company had unamortized internal use software costs included in Other Assets in the Consolidated Balance Sheets of $51 million and $18 million as of September 30, 2014 and 2013, respectively.
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
Avaya has historically performed its annual impairment test of goodwill on September 30th, its fiscal year end date. During the fiscal year ended September 30, 2014, the Company adopted a change in accounting principle whereby the annual impairment assessment of goodwill will be performed as of July 1st each year. The change in the testing date allows more time for analysis and is in line with the timing of the Company's annual strategic planning process. This change in accounting principle does not delay, accelerate or avoid an impairment charge. Accordingly, the Company believes that the change described above is preferable. The Company will continue to test for impairment more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Intangible and Long-lived Assets
Intangible assets include technology, customer relationships, trademarks and trade-names and other intangibles. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to fifteen years. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment.” Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell. Intangible assets determined to have indefinite useful lives are not amortized but are tested for impairment annually and more frequently if events occur or circumstances change that indicate an asset may be impaired.
Avaya has historically performed its annual impairment test of indefinite-lived intangible assets on September 30th, its fiscal year end date. In the fiscal year ended September 30, 2014, the Company adopted a change in accounting principle whereby the annual impairment assessment of indefinite-lived intangible assets will be performed as of July 1st each year. The change in the testing date allows more time for analysis and is in line with the timing of the Company's annual strategic planning process. This change in accounting principle does not delay, accelerate or avoid an impairment charge. Accordingly, the Company believes that the change described above is preferable. The Company will continue to test for impairment more frequently if events occur or circumstances change that indicate an asset may be impaired.
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

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

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
The plans use different factors, including years of service, eligible compensation and age, to determine the benefit amount for eligible participants. The Company funds its U.S. qualified pension plans in compliance with applicable laws. See Note 14, “Benefit Obligations,” for further details on the Company’s pension and postretirement plans.

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs were $68 million, $54 million and $70 million in fiscal 2014, 2013 and 2012, respectively.
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
Deferred Financing Costs
Deferred financing costs, which are included in other assets, are amortized using the effective interest method as interest expense over the contractual lives of the related credit facilities.
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
3. Recent Accounting Pronouncements
New Accounting Guidance Recently Adopted
Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
In the first quarter of fiscal 2014, the Company adopted new guidance on the reporting of amounts reclassified out of accumulated other comprehensive income. The guidance requires presentation, either in a single note or parenthetically on the face of the financial statements, of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The relevant

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

presentation and disclosures have been applied retrospectively for all periods presented, as presented in Note 17, “Accumulated Other Comprehensive Loss.”
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-8 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The standard changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has a major effect on an entity’s operations and financial results. This accounting guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale. The Company adopted this guidance in the third quarter of fiscal 2014, which did not have a material impact on the Consolidated Financial Statements and disclosures and is not expected to have a material impact on future periods.
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
In August 2014, the FASB issued ASU No. 2014-15 "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." The standard requires management to evaluate, at each annual and interim reporting period, the company's ability to continue as a going concern within one year of the date the financial statements are issued and provide related disclosures. This accounting guidance is effective for the Company on a prospective basis beginning in the first quarter of fiscal 2017 and is not expected to have a material effect on its Consolidated Financial Statements.
4. Business Combinations
IT Navigator Ltd.
On October 1, 2013, Avaya acquired IT Navigator, Ltd. ("IT Navigator"), a global provider of Cloud, social media and management products and services. The integration of the Avaya and IT Navigator portfolios has added key management reporting and social media capabilities and enhanced Avaya's Cloud as well as its unified communication and contact center products. These audited Consolidated Financial Statements include the operating results of IT Navigator since October 1, 2013.
RADVISION Ltd.
On June 5, 2012, Avaya acquired Radvision for $230 million in cash. The purchase price was funded with (i) a capital contribution to Avaya from Parent in the amount of $196 million from Parent's issuance of Series B preferred stock and warrants to purchase common stock of Parent and (ii) approximately $34 million of Avaya's cash. The acquisition of Radvision has been accounted for under the acquisition method, which requires an allocation of the purchase price of the acquired entity to the assets acquired and liabilities assumed based on their estimated fair values from a market-participant perspective at the date of acquisition.
Other Acquisitions
During fiscal 2014, 2013 and 2012, the Company and Parent completed several other acquisitions primarily to enhance the Company’s technology portfolio which had an aggregate purchase price of $2 million, $2 million and $36 million for fiscal 2014, 2013 and 2012, respectively.

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

In October 2011, Parent completed a $31 million acquisition and immediately merged the acquired entity with and into the Company, with the Company surviving the merger. In connection with this acquisition, on October 3, 2011 and October 3, 2012, the Company advanced $8 million and $10 million to Parent in exchange for notes receivable, the proceeds of which were used by Parent to complete the acquisition. The principal amount of these notes plus any accrued and unpaid interest are due in full January 24, 2019 (as modified) and October 3, 2015, with interest at the rate of 1.65% (as modified) and 0.93% per annum, respectively. The Company recognized $31 million of contributed capital associated with that merger.
Acquired intangible assets among other acquisitions were $2 million, $1 million and $20 million during fiscal 2014, 2013 and 2012, respectively. The acquired intangible assets are being amortized over a weighted average useful life of 5 years, on a straight-line basis. No in-process research and development was acquired in the acquisitions.
The excess of the purchase price over the assessment of the net tangible and intangible assets acquired in connection with these other acquisitions resulted in no goodwill in fiscal 2014 and less than $1 million and $15 million of goodwill in fiscal 2013 and 2012, respectively. The premiums paid by the Company and Parent in the transactions are largely attributable to the acquisition of assembled workforces and the synergies and economies of scale provided to a market participant, particularly as it pertains to marketing efforts and customer base. None of the goodwill is deductible for tax purposes.
These Consolidated Financial Statements include the operating results of the acquired entities since their respective acquisition dates. The revenues and expenses specific to these businesses and their pro forma results are not material to these Consolidated Financial Statements.
5. Divestitures
IT Professional Services Business
On March 31, 2014, the Company completed the sale of the ITPS business of its wholly-owned subsidiary, Avaya Government Solutions Inc. for a final sales price of $101 million, inclusive of $3 million of working capital adjustments and net of $2 million in costs to sell. The ITPS business, which was part of the Avaya Global Services segment, provides specialized information technology services exclusively to government customers in the U.S. The Company retained its Federal product sales and services teams and continues to sell unified communications, collaboration, contact center and networking products and services to Federal, state and municipal governments under the name Avaya Government Solutions.
Discontinued Operations
Summarized financial information relating to the Company's discontinued operations are as follows:

	Fiscal years ended September 30,
In millions	2014	2013	2012
SERVICES REVENUE	$53	$130	$152
OPERATING INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$7	$(67)	$26
Gain on sale of ITPS business	52	—	—
INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	59	(67)	26
Benefit from (provision for) income taxes from discontinued operations	3	10	(12)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	$62	$(57)	$14
Operating loss from discontinued operations for the fiscal year ended September 30, 2013 includes a goodwill impairment charge of $89 million. During the three months ended March 31, 2013, the ITPS reporting unit experienced a decline in revenues as a result of reduced government spending in anticipation of sequestration and budget cuts. Additionally, there was uncertainty regarding how the U.S. government sequestration cuts would be implemented and the impact they would have on contractors supporting the government. As a result of these events, the Company determined that an interim impairment test of the reporting unit's goodwill should be performed.
The results of step one of the goodwill impairment test indicated that the estimated fair value of the ITPS reporting unit was less than the respective carrying value of its net assets (including goodwill) and as such, the Company performed step two of the impairment test.

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

As a result of the application of step two of the goodwill impairment test, the Company estimated the implied fair value of the goodwill to be $44 million as compared with a carrying value of $133 million and recorded an impairment to goodwill of $89 million associated with the ITPS reporting unit.
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
Technology Business Unit
On July 31, 2014, Avaya completed the sale of assets and liabilities associated with the Technology Business Unit ("TBU") for $26 million, subject to working capital and other customary adjustments. As a result of the sale, a $14 million gain was recognized and included in other income (expense), net in the Consolidated Statements of Operations during the year ended September 30, 2014. TBU, which was acquired as part of the Radvision acquisition, is a software development business that licenses technologies to developers for their use and integration into their own products and includes protocol stacks, client framework solutions, and network testing and monitoring tools.
6. Goodwill
Goodwill is not amortized but is subject to periodic testing for impairment at the reporting unit level which is one level below the Company’s operating segments. Avaya has historically performed its annual impairment test of goodwill on September 30th, its fiscal year end date. As discussed in Note 2, "Summary of Significant Accounting Policies-Goodwill," during the fiscal year ended September 30, 2014, the Company adopted a change in accounting principle whereby the annual impairment assessment of goodwill will be performed as of July 1st each year. The Company continues to test for impairment more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
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
The discounted cash flows model used in the Company’s income approach relies on assumptions regarding revenue growth rates, gross profit, projected working capital needs, selling, general and administrative expenses, research and development expenses, business restructuring costs, capital expenditures, income tax rates, discount rates and terminal growth rates. To estimate fair value, the Company discounts the expected cash flows of each reporting unit. The discount rate Avaya uses represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of its model, Avaya uses a terminal value approach. Under this approach, Avaya applies a perpetuity growth assumption and discounts by a perpetuity discount factor to determine the terminal value. Avaya incorporates the present value of the resulting terminal value into its estimate of fair value.
The Company forecasted cash flows for each of its reporting units and took into consideration current economic conditions and trends, estimated future operating results, Avaya’s view of growth rates and anticipated future economic conditions. Revenue growth rates inherent in this forecast are based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional trends in the telecommunications industry and product evolution from a technological segment basis. Macroeconomic factors such as changes in economies, product evolutions, industry consolidations and other changes beyond Avaya’s control could have a positive or negative impact on achieving its targets.
July 1, 2014
At July 1, 2014, the Company performed its annual goodwill impairment test and determined that the respective book values of the Company’s reporting units did not exceed their estimated fair values and therefore no impairment existed. However, if market conditions deteriorate, it may be necessary to record impairment charges in the future.
September 30, 2013

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

At September 30, 2013, the Company performed its annual goodwill impairment test and determined that the respective book values of the Company’s reporting units did not exceed their estimated fair values and therefore no impairment existed.
Excluding the interim impairment test for the ITPS reporting unit, as disclosed in Note 5, "Divestitures - IT Professional Services Business," the Company determined that no events or circumstances changed during the fiscal year ended September 30, 2013 that would more likely than not reduce the fair value of its reporting units below their respective carrying amounts.
September 30, 2012
At September 30, 2012, the Company performed its annual goodwill impairment test and determined that the respective book values of the Company’s reporting units did not exceed their estimated fair values and therefore no impairment existed.
The changes in the carrying amount of goodwill by operating segment are as follows:

In millions	Global Communications Solutions	Networking	Avaya Global Services	Total
Balance as of October 1, 2012	$1,511	$—	$2,544	$4,055
Adjustments	(3)	—	(4)	(7)
Balance as of September 30, 2013	1,508	—	2,540	4,048
Acquisitions	13	—	—	13
Sale of TBU business	(7)	—	(2)	(9)
Adjustments	(5)	—	—	(5)
Balance as of September 30, 2014	$1,509	$—	$2,538	$4,047

Balance as of September 30, 2014
Goodwill	$2,643	$—	$2,538	$5,181
Accumulated Impairment	(1,134)	—	—	(1,134)
	$1,509	$—	$2,538	$4,047
“Adjustments” substantially pertain to the reversal of business restructuring reserves, tax valuation allowances and the impact of foreign currency fluctuations.
7. Acquired Intangible Assets
Acquired intangible assets include acquired technology, customer relationships, trademarks and trade-names and other intangibles. Acquired intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to fifteen years.
The Company’s acquired intangible assets consist of:

In millions	Acquired technology and patents	Customer relationships and other intangibles	Trademarks and trade names	Total
Balance as of September 30, 2014
Gross Carrying Amount	$1,419	$2,302	$546	$4,267
Accumulated Amortization	(1,330)	(1,523)	—	(2,853)
Accumulated Impairment	—	—	(190)	(190)
	$89	$779	$356	$1,224
Balance as of September 30, 2013
Gross Carrying Amount	$1,415	$2,288	$546	$4,249
Accumulated Amortization	(1,277)	(1,285)	—	(2,562)
Accumulated Impairment	—	—	(190)	(190)
	$138	$1,003	$356	$1,497
Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Intangible assets determined to have

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

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
Avaya has historically performed its annual impairment test of indefinite-lived intangible assets on September 30th, its fiscal year end date. As discussed in Note 2, "Summary of Significant Accounting Policies-Intangible and Long-lived Assets," during the fiscal year ended September 30, 2014, the Company adopted a change in accounting principle whereby the annual impairment assessment of indefinite-lived intangible assets will be performed as of July 1st each year. The Company continues to test for impairment more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
July 1, 2014
At July 1, 2014, the Company performed its annual test of recoverability of indefinite-lived intangible assets. The Company determined that the respective book values of the Company’s indefinite-lived intangible assets did not exceed their estimated fair values and therefore no impairment existed.
September 30, 2013
At September 30, 2013, the Company performed its annual test of recoverability of indefinite-lived intangible assets. The Company determined that the respective book values of the Company’s indefinite-lived intangible assets did not exceed their estimated fair values and therefore no impairment existed.
Excluding the interim impairment test for the intangible assets and other long-lived assets of the ITPS reporting unit, as disclosed in Note 5, "Divestitures - IT Professional Services Business," the Company determined that no events or circumstances changed during the fiscal year ended September 30, 2013 that would indicate that the intangible assets and long-lived assets of its other reporting units may not be recoverable.
September 30, 2012
At September 30, 2012, the Company performed its annual test of recoverability of indefinite-lived intangible assets. The Company determined that the respective book values of the Company’s indefinite-lived intangible assets did not exceed their estimated fair values and therefore no impairment existed.
Future amortization expense of acquired intangible assets for the years ending September 30 is as follows:

In millions
2015	$261
2016	252
2017	220
2018	38
2019 and thereafter	97
Total	$868

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

8. Supplementary Financial Information
Consolidated Statements of Operations Information

	Fiscal years ended September 30,
In millions	2014	2013	2012
DEPRECIATION AND AMORTIZATION
Amortization of software development costs included in costs	$22	$34	$36
Amortization of acquired intangible assets	283	291	419
Depreciation and amortization of property, plant and equipment and internal use software included in costs and operating expenses	129	130	110
Total depreciation and amortization	$434	$455	$565
OTHER INCOME (EXPENSE), NET
Interest income	$2	$2	$3
Gain (loss) on foreign currency transactions and forward contracts	18	5	(21)
Third party fees incurred in connection with debt modification	(2)	(18)	—
Gain on sale of TBU business	14	—	—
Venezuela hyperinflationary and devaluation charges	(2)	(1)	—
Change in certain tax indemnifications	(4)	—	—
Other, net	(1)	(2)	(2)
Total other income (expense), net	$25	$(14)	$(20)
Consolidated Balance Sheet Information

	Fiscal years ended September 30,
In millions	2014	2013	2012
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Accounts Receivable:
Balance at beginning of year	$28	$24	$28
Charged to expense	2	6	(2)
Additions (deductions)	1	(2)	(2)
Balance at end of year	$31	$28	$24
Deferred Tax Asset Valuation Allowance:
Balance at beginning of year	$1,491	$1,451	$1,372
Charged to expense	132	(54)	22
Additions	5	94	57
Balance at end of year	$1,628	$1,491	$1,451

	September 30,
In millions	2014	2013
PROPERTY, PLANT AND EQUIPMENT, NET
Land and improvements	$1	$6
Buildings and improvements	165	252
Machinery and equipment	302	285
Rental equipment	203	217
Assets under construction	22	16
Internal use software	174	138
Total property, plant and equipment	867	914
Less: Accumulated depreciation and amortization	(586)	(580)
Property, plant and equipment, net	$281	$334
Included in buildings and improvements is $26 million under a capital lease related to an office facility acquired in the acquisition of NES. Included in machinery and equipment is $18 million related to equipment acquired under capital leases.

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

Supplemental Cash Flow Information

	Fiscal years ended September 30,
In millions	2014	2013	2012
OTHER PAYMENTS
Interest payments	$452	$473	$416
Income tax payments	$50	$39	$39
NON-CASH INVESTING AND FINANCING ACTIVITIES
Exchange of debt (1)	$—	$1,384	$—
Capital contribution (2)	$—	$—	$31
Acquisition of equipment under capital lease	$42	$—	$4
(1) Represents exchange of $642 million of senior unsecured cash-pay notes and $742 million of senior unsecured paid-in-kind toggle notes each originally due November 1, 2015 for $1,384 million of 10.50% senior secured notes due 2021. See Note 10, “Financing Arrangements.”
(2) In October 2011, Parent completed a $31 million acquisition and immediately merged the acquired entity with and into the Company, with the Company surviving the merger. See Note 4, “Business Combinations - Other Acquisitions."
9. Business Restructuring Reserves and Programs
Fiscal 2014 Restructuring Program
During fiscal 2014, the Company continued to identify opportunities to streamline operations and generate costs savings which included exiting facilities and eliminating employee positions. Restructuring charges recorded during fiscal year 2014 associated with these initiatives, net of adjustments to previous periods, were $165 million. These charges included employee separation costs of $155 million, primarily associated with employee severance actions of $123 million in Europe, Middle East and Africa (“EMEA”) and $24 million in the U.S. The EMEA charges include approved plans in the third and fourth quarters of fiscal 2014 for the elimination of 121 and 165 positions and resulted in a charge of $26 million and $39 million, respectively, for which the related payments are expected to be completed in fiscal 2016. The separation charges include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. The charges in the U.S. included an enhanced separation plan that was offered to certain employees that will result in the elimination of 172 positions and a restructuring charge of $10 million, for which the related payments are expected to be completed in fiscal 2015.
Restructuring charges also included $9 million of lease obligations primarily in the U.S. The future lease obligations, net of estimated sublease income, related to operating lease obligations for unused space in connection with vacating or consolidating facilities during fiscal 2014 are expected to continue through fiscal 2022.
The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future and the costs of those actions could be material.
The following table summarizes the components of the fiscal 2014 restructuring program during the fiscal year ended September 30, 2014:

In millions	Employee Separation Costs	Lease Obligations	Total
2014 restructuring charges	$155	$9	$164
Cash payments	(34)	(2)	(36)
Impact of foreign currency fluctuations	(6)	—	(6)
Balance as of September 30, 2014	$115	$7	$122
Fiscal 2013 Restructuring Program
During fiscal 2013, the Company continued to identify opportunities to streamline operations and generate cost savings which included exiting facilities and eliminating employee positions. Restructuring charges recorded during fiscal 2013 associated with these initiatives, net of adjustments to previous periods, were $200 million and included separation costs primarily associated with employee severance actions in EMEA and the U.S. In EMEA an approved plan provided for the elimination of 234 positions and resulted in a charge of $48 million, for which the related payments are expected to be completed in fiscal 2015. The separation charges include, but are not limited to, social pension fund payments and health care and unemployment

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

insurance costs to be paid to or on behalf of the impacted employees. Enhanced separation plans were offered to certain management employees in the U.S. in the first and third quarters of fiscal 2013 and resulted in the elimination of 196 and 447 positions and restructuring charges of $9 million and $20 million, respectively for which the related payments were completed in fiscal 2014.
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
The following table summarizes the components of the fiscal 2013 restructuring program :

In millions	Employee Separation Costs	Lease Obligations	Total
2013 restructuring charges	$142	$52	$194
Cash payments	(78)	(7)	(85)
Impact of foreign currency fluctuations	—	1	1
Balance as of September 30, 2013	64	46	110
Cash payments	(55)	(11)	(66)
Adjustments (1)	(3)	3	—
Impact of foreign currency fluctuations	—	(3)	(3)
Balance as of September 30, 2014	$6	$35	$41

(1)
Included in adjustments are changes in estimates, whereby all increases and decreases in costs related to the fiscal 2013 restructuring program are recorded to the restructuring charges line item in operating expenses in the period of the adjustment.

Fiscal 2012 Restructuring Program
During fiscal 2012, the Company identified opportunities to streamline operations and generate cost savings which included exiting facilities and eliminating employee positions. Restructuring charges recorded during fiscal 2012 associated with these initiatives, net of adjustments to previous periods, were $147 million and include employee separation costs primarily associated with employee severance actions in Germany, as well as the US, EMEA excluding Germany and Canada. Employee separation charges included $70 million related to an agreement reached with the works council representing employees of certain of Avaya's German subsidiaries for the elimination of 327 positions. The headcount reductions identified in this action were completed in fiscal 2013 with the related payments completed in fiscal 2014. The payments include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. The payments related to the headcount reductions for the other actions taken globally were substantially completed in fiscal 2014. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with vacating or consolidating of facilities during fiscal 2012 were $17 million and are expected to continue through fiscal 2021.
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

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the components of the fiscal 2012 restructuring program:

In millions	Employee Separation Costs	Lease Obligations	Total
2012 restructuring charges	$123	$17	$140
Cash payments	(62)	(4)	(66)
Impact of foreign currency fluctuations	(3)	(1)	(4)
Balance as of September 30, 2012	58	12	70
Cash payments	(51)	(4)	(55)
Adjustments (1)	(3)	3	—
Impact of foreign currency fluctuations	2	1	3
Balance as of September 30, 2013	6	12	18
Cash payments	(5)	(3)	(8)
Adjustments (1)	—	1	1
Impact of foreign currency fluctuations	—	1	1
Balance as of September 30, 2014	$1	$11	$12

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
The following table aggregates the remaining components of the fiscal 2008 through 2011 restructuring programs:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of October 1, 2011	$115	$71	$186
Cash payments	(99)	(20)	(119)
Adjustments (1)	(1)	—	(1)
Impact of foreign currency fluctuations	(2)	1	(1)
Balance as of September 30, 2012	13	52	65
Cash payments	(8)	(14)	(22)
Adjustments (1)	(2)	2	—
Impact of foreign currency fluctuations	—	(1)	(1)
Balance as of September 30, 2013	3	39	42
Cash payments	(2)	(10)	(12)
Impact of foreign currency fluctuations	1	(1)	—
Balance as of September 30, 2014	$2	$28	$30

(1)
Included in adjustments are changes in estimates, whereby all increases and decreases in costs related to the fiscal 2009, 2010 and 2011 restructuring program are recorded to the restructuring charges line item in operating expenses in the period of the adjustment. Included in adjustments are changes in estimates whereby all increases in costs related to the fiscal 2008 restructuring reserve are recorded in the restructuring charges line item in operating expenses in the period of the adjustments and decreases in costs are recorded as adjustments to goodwill.

As a result of restructuring programs noted above and cost saving initiatives to consolidate facilities, the Company sold facilities in both fiscal 2014 and 2013, respectively. The Company is leasing portions of these facilities under separate agreements from the sales. The Company changed its estimates of the salvage values and useful lives of these buildings to reflect the sales prices and the closing date of the sale, respectively. The changes to the estimated salvage values and the useful

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

lives resulted in additional depreciation expense of $35 million and $21 million for the fiscal years ended September 30, 2014 and 2013, respectively.
10. Financing Arrangements
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
On May 15, 2014, the Company redeemed 100% of the aggregate principal amount of its 10.125%/10.875% senior unsecured PIK toggle notes due 2015 and 9.75% senior unsecured cash-pay notes due 2015 at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest, or $92 million and $58 million, respectively. The redemption price of $150 million was funded through cash on-hand of $10 million and borrowings of $140 million under the Company's revolving credit facilities. During the quarter ended September 30, 2014, the Company repaid $10 million of the borrowings under the senior secured multi-currency revolver.

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

Long-term debt consists of the following:

	September 30,
In millions	2014	2013
9.75% senior unsecured cash pay notes due November 1, 2015	$—	$58
10.125%/10.875% senior unsecured PIK toggle notes due November 1, 2015	—	92
Variable rate senior secured multi-currency asset-based revolving credit facility due October 26, 2016	40	—
Variable rate senior secured multi-currency revolver due October 26, 2016	90	—
Variable rate senior secured term B-3 loans due October 26, 2017	2,102	2,127
Variable rate senior secured term B-4 loans due October 26, 2017	1	1
Variable rate senior secured term B-5 loans due March 31, 2018	—	1,141
Variable rate senior secured term B-6 loans due March 31, 2018	1,128	—
7% senior secured notes due April 1, 2019	1,009	1,009
9% senior secured notes due April 1, 2019	290	290
10.50% senior secured notes due March 1, 2021	1,384	1,384
Unaccreted discount	(21)	(16)
	6,023	6,086
Debt maturing within one year	(32)	(35)
Long-term debt	$5,991	$6,051
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

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

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
On May 15, 2014, the Company borrowed $100 million under the senior secured multi-currency revolver, the proceeds of which were used to fund, in part, the redemption of the 10.125%/10.875% senior unsecured PIK toggle notes due 2015 and 9.75% senior unsecured cash-pay notes. During the quarter ended September 30, 2014, the Company repaid $10 million of the borrowings under the senior secured multi-currency revolver. The borrowings bear interest at a rate per annum equal to a LIBOR rate plus an applicable margin, and are subject to the terms and conditions of the Cash Flow Credit Agreement. The senior secured multi-currency revolver allows for borrowings of up to $200 million, has a final maturity of October 26, 2016, includes capacity available for letters of credit and for short-term borrowings, and is available in euros in addition to dollars.
Subsequent to the fiscal 2014 refinancing transactions, the Cash Flow Credit Agreement consists of (a) a senior secured multi-currency revolver with borrowings as of September 30, 2014 of $90 million issued and outstanding and remaining availability of $110 million, (b) term B-3 loans with an outstanding principal amount as of September 30, 2014 of $2,102 million, (c) term B-4 loans with an outstanding principal amount as of September 30, 2014 of $1 million, and (d) term B-6 loans with an outstanding principal amount as of September 30, 2014 of $1,128 million. Borrowings are guaranteed by Parent and substantially all of the Company's U.S. subsidiaries. The Cash Flow Credit Agreement is secured by substantially all assets of Parent, the Company and the subsidiary guarantors.
The term B-3 loans, term B-4 loans and term B-6 loans each bear interest at a rate per annum equal to either a base rate (subject to a floor of 2.25% in the case of the term B-4 loans and 2.00% in the case of the term B-6 loans) or a LIBOR rate (subject to a floor of 1.25% in the case of the term B-4 loans and 1.00% in the case of the term B-6 loans), in each case plus an applicable margin. Subject to the floor described in the immediately preceding sentence the base rate is determined by reference to the

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

higher of (1) the prime rate of Citibank, N.A. and (2) the federal funds effective rate plus 1/2 of 1%. The applicable margin for borrowings of term B-3 loans, term B-4 loans and term B-6 loans is 3.50%, 5.25% and 4.50% per annum, respectively, with respect to base rate borrowings and 4.50%, 6.25% and 5.50%, per annum, respectively, with respect to LIBOR borrowings. The applicable margin on the term B-4 loans and term B-6 loans is subject to increase pursuant to the Cash Flow Credit Agreement in connection with the making of certain refinancing, extended or replacement term loans under the Cash Flow Credit Agreement with an Effective Yield (as defined in the Cash Flow Credit Agreement) greater than the applicable Effective Yield payable in respect of the applicable loans at such time plus 50 basis points.
During fiscal 2014 and 2013, the Company paid $38 million and $38 million, respectively in aggregate quarterly principal payments on the senior secured term loans outstanding under the senior secured credit facility. In addition, the Company is required to prepay outstanding term loans based on its annual excess cash flow, as defined in the senior secured credit facility. No such excess cash payment was required during fiscal 2014 and 2013 based on fiscal 2013 and 2012 cash flows, respectively.
In addition to paying interest on outstanding principal under the senior secured credit facility, the Company is required to pay a commitment fee of 0.50% per annum in respect of unutilized commitments under the revolver portion of this facility.
Senior Unsecured Notes
The Company issued senior unsecured cash-pay notes and senior unsecured PIK toggle notes, each due November 1, 2015. The interest rate for the cash-pay notes is fixed at 9.75% and the interest rates for the cash interest and PIK interest portions of the PIK-toggle notes are fixed at 10.125% and 10.875%, respectively. At the time of their issuance, the Company had $700 million and $750 million of cash-pay and PIK-toggle notes, respectively. Immediately prior to March 7, 2013, the Company had $700 million and $834 million of cash-pay and PIK-toggle notes, respectively.
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

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

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
At September 30, 2014 the Company had $40 million of aggregate borrowings under this facility in addition to $79 million of issued and outstanding letters of credit, with aggregate remaining revolver availability of $207 million. At September 30, 2013 there were no borrowings under this facility in addition to $82 million of issued and outstanding letters of credit, with remaining availability of $228 million.
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

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

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
The Company’s Cash Flow Credit Agreement, ABL Credit Agreement, and indentures governing its notes contain a number of covenants that, among other things and subject to certain exceptions, restrict the Company’s ability and the ability of certain of its subsidiaries to: (a) incur or guarantee additional debt and issue or sell certain preferred stock; (b) pay dividends on, redeem or repurchase capital stock; (c) make certain acquisitions or investments; (d) incur or assume certain liens; (e) enter into transactions with affiliates; (f) merge or consolidate with another company; (g) transfer or otherwise dispose of assets; (h) redeem subordinated debt; (i) incur obligations that restrict the ability of the Company’s subsidiaries to make dividends or other payments to the Company or Parent; and (j) create or designate unrestricted subsidiaries. They also contain customary affirmative covenants and events of default. As of September 30, 2014 and September 30, 2013, the Company was not in default under any of these agreements.
The weighted average interest rate of the Company’s outstanding debt as of September 30, 2014 and 2013 was 6.9% and 7.4%, respectively.

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

Annual maturities of long-term debt (excluding unaccreted discount of $21 million), for the next five years ending September 30th and thereafter, consist of:

In millions
2015	$38
2016	39
2017	168
2018	3,116
2019	1,299
2020 and thereafter	1,384
$6,044
Capital Lease Obligations
Included in other liabilities is $59 million and $21 million of capital lease obligations as of September 30, 2014 and 2013, respectively.
On August 20, 2014, the Company entered into an agreement to outsource certain delivery services associated with the Avaya Private Cloud Services business. That agreement also included the sale of specified assets owned by the Company for $40 million, which are being leased-back by Avaya and accounted for as a capital lease. Additionally, under the terms of the agreement, additional financings are available to Avaya and its subsidiaries of up to $24 million per year for the sole purpose of financing the use of equipment for the performance of services under the agreement until the expiration or termination of the agreement, provided that no material adverse change with respect to the Company has occurred or is continuing as of the date any such financing is requested.
11. Derivatives and Other Financial Instruments
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
The following table summarizes the (gains) and losses of the interest rate contracts qualifying and designated as cash flow hedging instruments:

	Fiscal years ended September 30,
In millions	2013	2012
(Gain) loss on interest rate swaps
Recognized in other comprehensive loss	$(13)	$(18)
Reclassified from accumulated other comprehensive loss into interest expense	$13	$25
Recognized in operations (ineffective portion)	$—	$—
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
The losses of the foreign currency forward contracts included in other income (expense), net were $4 million, $10 million and $4 million for fiscal 2014, 2013 and 2012, respectively.

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

The notional amount of the Company's financial instruments represents the face amount of the contractual arrangements and the basis on which U.S. dollars are to be exchanged. It is not a measure of market or credit exposure. The following table summarizes these notional amounts that principally represent the equivalent in U.S. dollars for contracts in their respective currencies:

	September 30,
In millions	2014	2013
Indian rupee	$66	$38
Japanese yen	28	22
Euros	21	14
Swiss franc	10	11
British pound sterling	19	11
Chinese yuan	24	7
All other foreign currencies	55	46
	$223	$149
The following table summarizes the estimated fair value of the foreign currency contracts:

In millions
Balance Sheet Location	September 30, 2014	September 30, 2013
Other current assets	$—	$1
Other current liabilities	(2)	—
Net (Liability) Asset	$(2)	$1
12. Fair Value Measures
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

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

Asset and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and 2013 were as follows:

	September 30, 2014
	Fair Value Measurements Using
In millions	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Non-Current Assets:
Investments	$1	$1	$—	$—
Other Current Liabilities:
Foreign currency forward contracts	$2	$—	$2	$—

	September 30, 2013
	Fair Value Measurements Using
In millions	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Current Assets:
Foreign currency forward contracts	$1	$—	$1	$—
Other Non-Current Assets:
Investments	$2	$1	$1	$—
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
During the three months ended March 31, 2013, the Company performed an impairment test of goodwill for the ITPS reporting unit. Using level 3 inputs, the Company estimated the implied fair value of its goodwill to be $44 million as compared with a carrying value of $133 million and recorded an impairment to goodwill of $89 million. See Note 5, “Divestitures - IT Professional Services Business” for further discussion of the Company's ITPS reporting unit accounted for as a discontinued operation. No other assets or liabilities were measured at fair value on a nonrecurring basis during fiscal 2014 or 2013.
Fair Value of Financial Instruments
The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximate carrying values because of the short-term nature of these instruments.
On October 3, 2011 and October 3, 2012, the Company advanced $8 million and $10 million, respectively, to Parent, each in exchange for a note receivable. The proceeds of such notes were used by Parent to fund, in part, an acquisition of all outstanding shares of a unified communications solutions provider. Immediately upon completing the acquisition, Parent merged the acquired entity with and into Avaya Inc., with Avaya Inc. surviving the merger.
The principal amount of these notes plus any accrued and unpaid interest are due in full January 24, 2019 (as modified) and October 3, 2015 with interest at the rate of 1.65% (as modified) and 0.93% per annum, respectively. These notes are included in other assets in the Company's Consolidated Balance Sheets. The estimated fair value of the $8 million note receivable was $6 million and $8 million at September 30, 2014 and September 30, 2013, respectively. The estimated fair value of the $10 million note receivable was $9 million and $9 million at September 30, 2014 and September 30, 2013, respectively. The estimated fair value of each note was determined based on a Level 2 input using discounted cash flow techniques.
The estimated fair values of the amounts borrowed under the Company's revolving credit facilities at September 30, 2014 were estimated based on a Level 2 input using discounted cash flow techniques. Significant inputs to the discounted cash flow

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

model include projected future cash flows based on projected LIBOR rates, and the average margin for companies with similar credit ratings and similar maturities. The estimated fair values of all other amounts borrowed under the Company’s financing arrangements at September 30, 2014 and September 30, 2013 were estimated based on a Level 2 input using quoted market prices for the Company’s debt which is subject to infrequent transactions (i.e. a less active market).
The estimated fair values of the amounts borrowed under the Company’s credit agreements at September 30, 2014 and September 30, 2013 are as follows:

	September 30, 2014		September 30, 2013
In millions	Principal Amount	Fair Value	Principal Amount	Fair Value
9.75% senior unsecured cash pay notes due November 1, 2015	$—	$—	$58	$57
10.125%/10.875% senior unsecured PIK toggle notes due November 1, 2015	—	—	92	91
Variable rate senior secured multi-currency asset-based revolving credit facility due October 26, 2016	40	38	—	—
Variable rate senior secured multi-currency revolver due October 26, 2016	90	86	—	—
Variable rate senior secured term B-3 loans due October 26, 2017	2,102	2,002	2,127	1,898
Variable rate senior secured term B-4 loans due October 26, 2017	1	1	1	1
Variable rate senior secured term B-5 loans due March 31, 2018	—	—	1,141	1,078
Variable rate senior secured term B-6 loans due March 31, 2018	1,128	1,116	—	—
7% senior secured notes due April 1, 2019	1,009	975	1,009	941
9% senior secured notes due April 1, 2019	290	294	290	281
10.50% senior secured notes due March 1, 2021	1,384	1,204	1,384	1,110
Total	$6,044	$5,716	$6,102	$5,457
13. Income Taxes
The (provision for) benefit from income taxes of continuing operations is comprised of U.S. federal, state and foreign income taxes. A reconciliation of the Company’s loss from continuing operations before income taxes at the U.S. federal statutory rate to the (provision for) benefit from income taxes of continuing operations is as follows:

	Fiscal years ended September 30,
In millions	2014	2013	2012
Income tax benefit computed at the U.S. federal statutory rate of 35%	$85	$119	$126
State and local income taxes, net of federal income tax effect	10	29	3
Tax differentials on foreign earnings	(26)	(27)	6
Taxes on unremitted foreign earnings and profits	26	(22)	(51)
Adjustment to deferred taxes	29	—	9
Audit settlements	2	(21)	(18)
Credits and other taxes	(13)	(10)	—
Rate changes	(6)	(5)	—
U.S. tax on foreign source income	(29)	(23)	(20)
Other differences—net	18	—	—
Valuation allowance	(147)	(5)	(51)
(Provision for) benefit from income taxes of continuing operations	$(51)	$35	$4

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

The following table presents the U.S. and foreign components of loss from continuing operations before income taxes and the (provision for) benefit from income taxes of continuing operations:

	Fiscal years ended September 30,
In millions	2014	2013	2012
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES:
U.S.	$(173)	$(296)	$(213)
Foreign	(69)	(46)	(149)
Loss from continuing operations before income taxes	$(242)	$(342)	$(362)
(PROVISION FOR) BENEFIT FROM INCOME TAXES OF CONTINUING OPERATIONS:
CURRENT
Federal	$1	$(1)	$—
State and local	10	1	(2)
Foreign	(40)	(66)	(43)
	(29)	(66)	(45)
DEFERRED
Federal	(12)	81	50
State and local	(1)	18	6
Foreign	(9)	2	(7)
	(22)	101	49
(Provision for) benefit from income taxes of continuing operations	$(51)	$35	$4
The components of deferred tax assets and liabilities as of September 30, 2014 and 2013 are as follows:

	September 30,
In millions	2014	2013
DEFERRED INCOME TAX ASSETS:
Benefit obligations	$667	$646
Accrued liabilities	—	83
Net operating losses / credit carryforwards	1,215	1,146
Property, plant and equipment	34	49
Other	—	3
Valuation allowance	(1,628)	(1,491)
Gross deferred income tax assets	288	436
DEFERRED INCOME TAX LIABILITIES:
Goodwill and intangible assets	(351)	(438)
Other	(19)	(19)
Accrued liabilities	(94)	(130)
Gross deferred income tax liabilities	(464)	(587)
Net deferred income tax liabilities	$(176)	$(151)
During fiscal 2014 the Company recorded immaterial corrections to the prior year disclosure of deferred income tax assets and liabilities resulting in a decrease to deferred income tax assets of $38 million associated with net operating losses, an increase to deferred income tax liabilities of $43 million associated with impairment recaptures, a decrease to deferred income tax assets of $21 million associated with benefit obligations and corresponding decreases to the related valuation allowance of $102 million. The correction had no impact on the Consolidated Statement of Operations, Consolidated Balance Sheet, or Consolidated Statement of Cash Flows. In addition to the revised table above, the effective tax rate table was revised appropriately for the same components.
In addition, during the third quarter of fiscal 2014 and the fourth quarter of fiscal 2012, the Company recorded corrections to prior period deferred tax assets and liabilities for certain non-U.S. legal entities. These adjustments decreased the provision for income taxes of continuing operations by $6 million and $9 million in fiscal 2014 and 2012, respectively. Prior to these adjustments the Company's provision for income taxes of continuing operations was $57 million for the year ended September 30, 2014 and $5 million for the year ended September 30, 2012. The Company evaluated each correction in relation to the

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

quarter and fiscal year in which it was recorded, as well as the periods in which the adjustment originated, and concluded that each adjustment was not material to the current period or any prior quarter or year.
As of September 30, 2014, the Company had tax-effected net operating loss (“NOL”) carryforwards of $1,138 million, comprised of $590 million for U.S. federal, state and local taxes and $548 million for foreign taxes, including $215 million and $287 million in Germany and Luxembourg, respectively. U.S. federal and state NOL carryforwards expire through the year 2023, with the majority expiring in excess of 8 years. The majority of foreign NOL carryforwards have no expiration. Additionally, the Company has various other tax credit carry-forwards totaling $78 million, of which $54 million expire within 5 to 15 years while the remaining have no expiration.
As a result of the Merger in October 2007, a significant change in the ownership of the Company occurred which, pursuant to Section 382 of the Internal Revenue Code, will limit on an annual basis the Company's ability to utilize its pre-Merger U.S. federal NOLs and U.S. federal tax credits. The Company's NOLs and credits will continue to be available to offset taxable income and tax liabilities (until such NOLs and credits are either used or expire) subject to the Section 382 annual limitation. If the annual limitation amount is not fully utilized in a particular tax year, then the unused portion from that particular tax year will be added to the annual limitation in subsequent years. On June 9, 2011, Parent filed with the Securities and Exchange Commission a registration statement on Form S-1 (as updated from time to time) relating to a proposed initial public offering of its common stock. The Company does not believe that this share issuance will itself, or when aggregated with other prior shareholder ownership changes during the applicable testing period, cause an ownership change that would further limit, on an annual basis, its ability to utilize its current U.S. federal net operating losses and U.S. federal tax credits.
At September 30, 2014, the valuation allowance of $1,628 million is comprised of $1,057 million, $296 million, $224 million and $51 million related to the U.S., Germany, Luxembourg, and other foreign subsidiaries, respectively. In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Primarily as a result of significant book taxable losses incurred subsequent to the Merger, the Company’s deferred tax assets exceed its deferred tax liabilities, exclusive of the U.S. deferred tax liabilities associated with indefinite-lived intangible assets. The Company is in a three-year cumulative book taxable loss position in the U.S and other significant tax jurisdictions and expects to continue to incur significant interest expense related to its debt and amortization and depreciation expense associated with the Merger and acquisition of NES.
The Company considered the scheduled reversal of deferred tax assets and liabilities, projected future taxable income, and certain tax planning strategies in assessing the realization of its deferred tax assets. Based on this assessment, the Company determined that it is more likely than not that the deferred tax assets in certain significant jurisdictions, including the U.S., Canada, Ireland, Germany, Luxembourg, Spain and France, will not be realized to the extent they exceed the scheduled reversal of deferred tax liabilities.
In fiscal 2014, 2013, and 2012 the increase in the Company's valuation allowance was $137 million, $40 million, and $79 million, respectively. The changes to the valuation allowance are associated with the changes in the Company’s deferred tax assets primarily as a result of additional NOLs and the tax effects related to other comprehensive income. In fiscal 2013, and 2012, as a result of the charges to other comprehensive income for these tax effects the Company recognized an income tax benefit of continuing operations in the Consolidated Statement of Operations and less valuation allowance was required against the Company’s deferred tax assets. In fiscal 2014, the increase in the Company's valuation allowance is partially offset by the immaterial correction to the prior year disclosure discussed above. The recognition of valuation allowances will continue to adversely affect the Company's effective income tax rate.
As of September 30, 2012, the Company changed its indefinite reinvestment of undistributed foreign earnings assertion with respect to its non-U.S. subsidiaries. As of September 30, 2014, the Company has an outside basis difference of $389 million with a deferred tax liability of $61 million with respect to earnings and profits of $114 million. The Company is permanently reinvested on the remaining basis difference and estimates the unrecorded deferred tax liability to be approximately $106 million. During fiscal 2014, the Company recorded a reduction to its deferred tax liability of $33 million related to foreign earnings and profits which was offset by an increase in valuation allowance.
Included in noncurrent liabilities at September 30, 2014 is $257 million of unrecognized tax benefits ("UTBs") associated with uncertain tax positions and an additional $22 million of accrued interest and penalties related to these amounts. The Company estimates that approximately $101 million of UTBs would affect the effective tax rate if recognized. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in connection with these tax liabilities. The Company’s policy is to include interest and penalties related to its uncertain tax positions within the (provision for) benefit from income taxes. Included in the (provision for) benefit from income taxes of continuing operations in fiscal 2014, 2013 and 2012 is interest expense of $2 million, $1 million and $2 million, respectively. The Company files corporate income tax returns with the federal government in the U.S. and with multiple U.S. state and local jurisdictions and non-U.S. tax jurisdictions. In the ordinary course of business these income tax returns will be examined by the tax authorities. The Internal Revenue Service has concluded its examination of the Company’s U.S. federal income tax returns for fiscal years ended September 30, 2007,

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

2008 and 2009, including the period from October 1, 2007 through October 26, 2007. The settlement had an inconsequential impact on the benefit from income taxes of continuing operations for fiscal 2012. Various state, local, and foreign income tax returns, such as Italy, Sweden, and Ireland, are under examination by taxing authorities for tax years ranging from 2001 through 2013. It is reasonably possible that the total amount of UTB will increase or decrease in the next 12 months as a result of these examinations; however, quantification of an estimated range cannot be made at this time.
The following table summarizes the changes in the gross UTB liability for fiscal 2014, 2013 and 2012:

In millions
Gross UTB balance at October 1, 2011	$224
Additions based on tax positions relating to the period	27
Additions based on tax positions relating to prior periods	(1)
Settlements with taxing authorities	(4)
Statute of limitations expirations	(1)
Gross UTB balance at September 30, 2012	245
Additions based on tax positions relating to the period	21
Change to tax positions relating to prior periods	4
Settlements with taxing authorities	(1)
Statute of limitations expirations	(5)
Gross UTB balance at September 30, 2013	264
Additions based on tax positions relating to the period	23
Change to tax positions relating to prior periods	(27)
Statute of limitations expirations	(3)
Gross UTB balance at September 30, 2014	$257
14. Benefit Obligations
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
The Company froze benefit accruals and additional participation in the pension and postretirement plans for its U.S. management employees effective December 31, 2003. The Company also amended the postretirement plan for its U.S. management employees effective January 1, 2013, to terminate retiree dental coverage and to cease providing medical and prescription drug coverage to a retiree, dependent, or lawful spouse who has attained age 65. On July 14, 2014, the Company approved an amendment to the postretirement plan for its U.S. management employees effective January 1, 2015, which reduces the Company's maximum contribution toward the cost of providing benefits under the plan. The impact of the plan amendment was a $3 million reduction to the accumulated postretirement benefit obligation as of July 31, 2014.

Effective November 25, 2013 and January 31, 2014, the Company entered into a two-year contract extension with the Communications Workers of America (“CWA”) and the International Brotherhood of Electrical Workers (“IBEW”), respectively. With the contract extension, the contract with the CWA and the contract with the IBEW now terminate on June 13, 2016.  The contract extensions did not affect the Company’s obligation for pension and postretirement benefits available to U.S. employees of the Company who are represented by the CWA or IBEW (“represented employees”).
The Company's general funding policy with respect to the qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations, or to directly pay benefits where appropriate. Contributions to the U.S. pension plans were $160 million, $108 million and $101 million in fiscal 2014, 2013 and 2012, respectively. Contributions to the U.S. pension plans were $7 million , $6 million and $6 million for certain pension benefits that were not pre-funded, and $153 million, $102 million and $95 million to satisfy the minimum statutory funding requirements in fiscal 2014, 2013 and 2012, respectively. Contributions to the non-U.S. pension plans were $27 million, $25 million and $22 million in fiscal 2014, 2013 and 2012, respectively. In fiscal 2015, the Company estimates that it will make contributions of $7 million for certain U.S. pension benefits that are not pre-funded, contributions totaling $92 million to satisfy the minimum statutory funding requirements in the U.S. and contributions totaling $29 million for non-U.S. plans.

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

Most post-retirement medical benefits are not pre-funded. Consequently, the Company makes payments directly to the claims administrator as retiree medical benefit claims are disbursed. These payments are funded by the Company up to the maximum contribution amounts specified in the plan documents and contract with the CWA and IBEW, and contributions from the participants, if required. In addition to these payments, in compliance with the terms of the contract with the CWA and IBEW, at the beginning of each calendar year 2010 through 2012, the Company contributed an additional $5 million to the represented employees' post-retirement health trust to fund retirement medical benefits for the U.S. represented employees. At the end of each calendar year, any unused portion of the contributions is carried forward to offset the subsequent year's retiree medical and dental costs, if any, which would otherwise be the obligation of the retirees. As a result, contributions plus payments for retiree medical and dental benefits were $45 million, $52 million and $58 million in fiscal 2014, 2013 and 2012 respectively. In fiscal 2015, the Company estimates that its payments for retiree medical and dental benefits will total $40 million.
A reconciliation of the changes in the benefit obligations and fair value of assets of the defined benefit pension and postretirement plans, the funded status of the plans, and the amounts recognized in the Consolidated Balance Sheets is provided in the table below:

	Pension Benefits U.S.		Pension Benefits Non-U.S.		Postretirement Benefits
	September 30,		September 30,		September 30,
In millions	2014	2013	2014	2013	2014	2013
CHANGE IN BENEFIT OBLIGATION
Benefit obligation as of beginning of year	$3,174	$3,542	$596	$571	$500	$564
Service cost	5	6	7	7	2	3
Interest cost	145	137	21	21	22	20
Employee contributions	—	—	—	—	13	13
Amendments	—	—	—	—	(3)	—
Actuarial loss (gain)	249	(284)	57	(5)	14	(31)
Benefits paid	(240)	(229)	(26)	(23)	(62)	(69)
Exchange rate movements	—	—	(39)	25	—	—
Curtailments, settlements and other	—	2	—	—	—	—
Benefit obligation as of end of year	$3,333	$3,174	$616	$596	$486	$500
CHANGE IN PLAN ASSETS
Fair value of plan assets as of beginning of year	$2,176	$2,271	$51	$47	$164	$153
Actual return on plan assets	226	26	12	(1)	13	15
Employer contributions	160	108	27	25	45	52
Employee contributions	—	—	—	—	13	13
Benefits paid	(240)	(229)	(26)	(23)	(62)	(69)
Exchange rate movements	—	—	(4)	2	—	—
Curtailments, settlements and other	(1)	—	—	1	—	—
Fair value of plan assets as of end of period	$2,321	$2,176	$60	$51	$173	$164
AMOUNT RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSISTS OF:
Noncurrent assets	$—	$—	$1	$1	$—	$—
Accrued benefit liability, current	(7)	(7)	(27)	(27)	(40)	(46)
Accrued benefit liability, noncurrent	(1,005)	(991)	(530)	(519)	(273)	(290)
Net amount recognized	$(1,012)	$(998)	$(556)	$(545)	$(313)	$(336)
AMOUNT RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS (PRE-TAX) CONSISTS OF:
Net prior service cost (credit)	$4	$5	$—	$—	$(52)	$(62)
Net actuarial loss (gain)	1,054	943	142	97	81	73
Net amount recognized	$1,058	$948	$142	$97	$29	$11
As a result of restructuring initiatives during fiscal 2013 the U.S. pension and postretirement plans for salaried employees experienced a curtailment. A $2 million loss was recognized with respect to curtailment of the U.S. pension plan and a $11 million gain was recognized with respect to curtailment of the U.S. postretirement plan.

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

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

The following table provides the accumulated benefit obligation for all defined benefit pension plans and information for pension plans with an accumulated benefit obligation in excess of plan assets:

	U.S. Plans		Non - U.S. Plans
	September 30,		September 30,
In millions	2014	2013	2014	2013
Accumulated Benefit Obligation for all plans	$3,333	$3,174	$599	$577
Plans with Accumulated Benefit Obligation in Excess of Plan Assets
Projected Benefit Obligation	$3,333	$3,174	$612	$592
Accumulated Benefit Obligation	$3,333	$3,174	$595	$573
Fair Value of Plan Assets	$2,321	$2,176	$54	$46
Estimated future benefits expected to be paid in each of the next five fiscal years, and in aggregate for the five fiscal years thereafter, are presented below:

	Pension Benefits		Other Benefits	Federal Prescription Drug Subsidy Receipts
In millions	US	Non-U.S.
2015	$219	$27	$45	$2
2016	218	26	41	3
2017	217	26	37	3
2018	216	26	35	3
2019	216	28	32	4
2020-2024	1,077	138	142	20
Total	$2,163	$271	$332	$35
The components of net periodic benefit cost (credit) for the pension plans are provided in the table below:

	Pension Benefits - U.S.			Pension Benefits - Non-U.S.
	Year ended September 30,			Year ended September 30,
In millions	2014	2013	2012	2014	2013	2012
Components of net periodic benefit cost (credit)
Service cost	$5	$6	$6	$7	$7	$7
Interest cost	145	137	149	21	21	22
Expected return on plan assets	(168)	(162)	(171)	(2)	(2)	(2)
Amortization of unrecognized prior service cost	1	1	1	—	—	—
Amortization of previously unrecognized net actuarial loss	82	120	101	4	5	—
Curtailment, settlement loss	—	2	2	—	—	3
Net periodic benefit cost	$65	$104	$88	$30	$31	$30

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

 The components of net periodic benefit cost (credit) for the postretirement plans are provided in the table below:

	Postretirement Benefits - U.S.
	Year ended September 30,
In millions	2014	2013	2012
Components of net periodic benefit cost (credit)
Service cost	$2	$3	$3
Interest cost	22	20	30
Expected return on plan assets	(11)	(10)	(11)
Amortization of unrecognized prior service cost	(13)	(14)	1
Amortization of previously unrecognized net actuarial loss	4	7	8
Curtailment, settlement gain	—	(11)	—
Net periodic benefit cost (credit)	$4	$(5)	$31

Other changes in plan assets and benefit obligations recognized in other comprehensive loss are provided in the table below:

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits - U.S.
	Year ended September 30,		Year ended September 30,		Year ended September 30,
In millions	2014	2013	2014	2013	2014	2013
Net loss (gain)	$193	$(148)	$49	$(2)	$12	$(36)
Prior service cost (credit)	—	—	—	—	(3)	—
Amortization of prior service cost (credit)	(1)	(1)	—	—	13	14
Amortization of net loss (gain)	(82)	(120)	(4)	(5)	(4)	(7)
Prior service cost (credit) and net loss (gain) recognition due to curtailment	—	—	—	—	—	11
Total recognized in other comprehensive loss	$110	$(269)	$45	$(7)	$18	$(18)
Total recognized in net periodic benefit cost and other comprehensive loss	$175	$(165)	$75	$24	$22	$(23)
The estimated amounts to be amortized from accumulated other comprehensive income/loss into net periodic benefit cost during fiscal 2015 are provided in the table below:

In millions	Pension Benefits - US	Pension Benefits - Non-US	Postretirement Benefits
Amortization of prior service cost	$1	$—	$(13)
Recognized net actuarial loss	97	8	5
	$98	$8	$(8)
The weighted average assumptions used to determine the benefit obligation for the pension and postretirement plans are provided in the table below:

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
Weighted-average assumptions used to determine benefit obligations
Discount rate	4.21%	4.75%	2.63%	3.61%	4.17%	4.62%
Rate of compensation increase	4.00%	4.00%	2.96%	3.44%	4.00%	4.00%

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

The weighted average assumptions used to determine the net periodic benefit cost for the pension and postretirement plans are provided in the tables below:

	Pension Benefits - U.S.			Pension Benefits - Non-U.S.
	Year ended September 30,			Year ended September 30,
	2014	2013	2012	2014	2013	2012
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	4.75%	3.94%	4.65%	3.61%	3.61%	4.99%
Expected return on plan assets	8.00%	8.00%	8.50%	4.19%	4.25%	5.11%
Rate of compensation increase	4.00%	4.00%	4.00%	3.44%	3.37%	3.37%

	Postretirement Benefits
	Year ended September 30,
	2014	2013	2012
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	4.62%	3.81%	4.58%
Expected return on plan assets	6.90%	7.00%	7.50%
Rate of compensation increase	4.00%	4.00%	4.00%
The discount rate is subject to change each year, consistent with changes in rates of return on high-quality fixed-income investments currently available and expected to be available during the expected benefit payment period. The Company selects the assumed discount rate for its U.S. pension and postretirement plans by applying the rates from the AonHewitt AA Only and AonHewitt AA Only Above Median yield curves to the expected benefit payment streams and develops a rate at which it is believed the benefit obligations could be effectively settled. The Company follows a similar process for its non-U.S. pension plans by applying the published AonHewitt Euro AA corporate bond yield curve. Based on the published rates as of September 30, 2014, the Company used a weighted average discount rate of 4.21% for the U.S. pension plans, 2.63% for the non-U.S. pension plans, and 4.17% for the postretirement plans, decreases of 54, 98, and 45 basis points, respectively, when compared to September 30, 2013. As of September 30, 2014, this had the effect of increasing the projected U.S. pension benefit obligation and the accumulated postretirement benefit obligation by approximately $181 million, the projected non-U.S. pension benefit obligation by approximately $86 million and the accumulated postretirement benefit obligation by approximately $20 million. For fiscal 2015, this will have the effect of increasing the U.S. pension and postretirement service cost by less than $1 million.
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
Based on an analysis of the U.S. qualified pension plans completed in fiscal 2014, the expected long-term rate of return for fiscal 2015 will be 8.0% unchanged from fiscal 2014. A 25 basis point change in the expected long-term rate of return will result in approximately a $6 million change in pension expense.
Based on an analysis of the postretirement plans completed in fiscal 2014, the acceptable range around the long-term targeted asset allocation was broadened to allow more flexibility in shifting between equity securities and fixed income securities depending upon the funded status of the plans. As a result of an increase in the allocation to fixed income securities, and the forward looking capital market assumptions for these securities, the expected long-term rate of return for fiscal 2015 was changed to 5.9%, a reduction of 100 basis points from fiscal 2014. A 25 basis point change in the expected long-term rate of return will result in a change in postretirement expense of less than $1 million.
The assumed health care cost trend rates for postretirement benefit plans were as follows:

	September 30, 2014	September 30, 2013
Health care cost trend rate assumed for next year	7.2%	7.7%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2025	2022

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

The Company’s cost for postretirement healthcare claims is capped and the projected postretirement healthcare claims exceed the cap. Therefore, postretirement healthcare trend rates have no effect on the amounts reported for the postretirement health care plan. As of September 30, 2014, neither a one-percentage-point increase nor a one-percentage-point decrease in the Company’s healthcare cost trend rates would have a material impact on the postretirement benefit obligation and the service and interest cost components of net periodic benefit cost.
The weighted-average asset allocation of the pension and postretirement plans by asset category and target allocation is as follows:

	Pension Plan Assets - U.S.			Pension Plan Assets - Non-U.S.		Postretirement Plan Assets
	September 30,		Long-term Target	September 30,		September 30,		Long-term Target
Asset Category	2014	2013		2014	2013	2014	2013
Equity Securities	28%	27%	26%	6%	6%	39%	49%	45%
Debt Securities	49%	48%	45%	78%	75%	61%	51%	55%
Hedge Funds	8%	8%	10%	—%	—%	—%	—%	—%
Private Equity	4%	5%	3%	—%	—%	—%	—%	—%
Real Estate	4%	4%	4%	—%	—%	—%	—%	—%
Commodities	2%	3%	3%	—%	—%	—%	—%	—%
Other (1)	5%	5%	9%	16%	19%	—%	—%	—%
Total	100%	100%	100%	100%	100%	100%	100%	100%

(1)
The other category for U.S. pension plan assets includes cash/cash equivalents and derivative financial instruments, and payables/receivables for pending transactions. The other category for non-U.S. pension assets includes insurance contracts with a guaranteed interest credit.

The Company's asset investment strategy focuses on maintaining a diversified portfolio of professionally managed assets designed to optimize returns subject to a prudent level of risk. Risk management practices include diversification across asset classes and investment styles and periodic rebalancing toward asset allocation targets. An asset-liability study is performed on an annual basis for the pension plans, and on an as-necessary basis for the postretirement plans, to determine the optimal asset mix to meet future benefit obligations. The most recent asset-liability studies were completed in fiscal 2014 for the pension and postretirement plans.
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

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

The following tables summarize the fair value of the U.S. pension plans assets by asset class:

	Fair Value Measurements of U.S. Pension Assets
	as of September 30, 2014
In millions	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$1	$5	$—	$6
U.S. Government debt securities (b)	—	247	—	247
Corporate debt securities:(c)
Investment grade	—	300	—	300
High-yield	—	86	—	86
Other debt securities	—	7	—	7
Equity securities:(d)
U.S. large/mid-cap	82	—	—	82
U.S. small cap	30	—	—	30
Non-U.S. equity	74	—	—	74
Real estate(e)	—	8	77	85
Private equity(f)	—	—	80	80
Investment funds:(g)
Cash and cash equivalents	—	126	—	126
Investment grade corporate debt	—	328	—	328
High-yield debt	47	—	—	47
Emerging market debt	—	120	—	120
U.S. equity	—	215	—	215
Non-U.S. equity	—	154	—	154
Emerging market equity	—	97	—	97
Multi-strategy hedge funds(h)	—	173	11	184
Commodities(i)	—	56	—	56
Derivative instruments(j)	—	5	—	5
Other plan liabilities, net	—	(8)	—	(8)
Total plan assets at fair value	$234	$1,919	$168	$2,321

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

	Fair Value Measurements of U.S. Pension Assets
	as of September 30, 2013
In millions	Level 1	Level 2	Level 3	Total
U.S. Government debt securities(b)	$—	$248	$—	$248
Corporate debt securities:(c)
Investment grade	—	261	—	261
High-yield	—	80	—	80
Equity securities:(d)
U.S. large/mid-cap	72	—	—	72
U.S. small cap	27	—	—	27
Non-U.S. equity	74	—	—	74
Real estate(e)	—	8	73	81
Private equity(f)	—	—	100	100
Investment funds:(g)
Cash and cash equivalents	—	107	—	107
Investment grade corporate debt	—	290	—	290
High-yield debt	43	—	—	43
Emerging market debt	—	115	—	115
U.S. equity	—	187	—	187
Non-U.S. equity	—	147	—	147
Emerging market equity	—	91	—	91
Multi-strategy hedge funds(h)	—	177	8	185
Commodities(i)	—	60	—	60
Derivative instruments(j)	—	(9)	—	(9)
Other plan assets, net	—	17	—	17
Total plan assets at fair value	$216	$1,779	$181	$2,176

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

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

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

(h)
Includes hedge fund of funds and hedge funds that pursue multiple strategies to diversify risks and reduce volatility. The funds account for their portfolio of assets at fair value and calculate the NAV of their fund on a monthly basis. The funds limit the frequency of redemptions to manage liquidity and protect the interests of the fund and its shareholders. Several of the funds, with a fair value totaling $11 million as of September 30, 2014, are in the process of liquidation and cannot provide an estimate as to when the liquidation will be completed. However, since trades (purchases and redemptions) are executed using the NAV as calculated on the trade date, the undiscounted NAV as reported by the fund is used as the fair value measurement.

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

The following tables summarize the changes in fair value of Level 3 U.S. pension plan assets:

	Level 3 U.S. Pension Plan Asset Activity
	Fiscal year ended September 30, 2014
In millions	Corporate Debt Securities	Real Estate	Private Equity	Hedge Funds	Total
Balance at October 1, 2013	$—	$73	$100	$8	$181
Realized gains/(losses)	—	—	(1)	—	(1)
Unrealized gains/(losses) relating to investments still held at the end of the period	—	12	13	1	26
Purchases, sales and settlements (net)	—	(8)	(32)	(3)	(43)
Transfers in/(out)	—	—	—	5	5
Balance at September 30, 2014	$—	$77	$80	$11	$168

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

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
The following table summarizes the fair value of the non-U.S. pension plan assets by asset class:

	Fair Value Measurements of Non-U.S. Pension Assets
	as of September 30, 2014
In millions	Level 1	Level 2	Level 3	Total
Investment funds:
Equity securities	$—	$4	$—	$4
Debt securities	—	2	—	2
Insurance contracts(a)	—	54	—	54
Total plan assets at fair value	$—	$60	$—	$60

	Fair Value Measurements of Non-U.S. Pension Assets
	as of September 30, 2013
In millions	Level 1	Level 2	Level 3	Total
Investment funds:
Equity securities	$—	$3	$—	$3
Debt securities	—	2	—	2
Insurance contracts(a)	—	46	—	46
Total plan assets at fair value	$—	$51	$—	$51

(a)
Most non-U.S. pension plans are funded through insurance contracts, which provide for a guaranteed interest credit, and a profit-sharing adjustment based on the actual performance of the underlying investment assets of the insurer. The fair value of the contract is determined by the insurer based on the premiums paid by the Company plus interest credits plus the profit-sharing adjustment less benefit payments. The underlying assets of the insurer are invested in compliance with local rules or law, which tend to require a high allocation to fixed income securities. For example, in the Netherlands, where the pension plan assets account for 75% of the Company's total non-U.S. pension assets, the insurer's underlying asset allocation at September 30, 2014 was 100% bonds.

The following table summarizes the fair value of the postretirement plans assets by asset class:

	Fair Value Measurements of Postretirement Assets
	as of September 30, 2014
In millions	Level 1	Level 2	Level 3	Total
Investment funds:
Blended asset fund(a)	$11	$—	$—	$11
Group life insurance contracts(b)	—	162	—	162
Total plan assets at fair value	$11	$162	$—	$173

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

	Fair Value Measurements of Postretirement Assets
	as of September 30, 2013
In millions	Level 1	Level 2	Level 3	Total
Investment funds:
Blended asset fund(a)	$10	$—	$—	$10
Group life insurance contracts(b)	—	154	—	154
Total plan assets at fair value	$10	$154	$—	$164

(a)
An investment in a broadly diversified registered investment company (mutual fund). As of September 30, 2014, the fund asset allocation was approximately 70% fixed income securities, 21% U.S. equity and 9% non-U.S. equity. The fund values its security holdings each business day as of the close of regular trading on the New York Stock Exchange and computes a NAV by dividing the total fair value of its assets minus liabilities by the number of fund shares outstanding. The fair value of the Plan's investment in the fund is calculated by multiplying the NAV by the number of shares held by the Plan.

(b)
The group life insurance contracts are held in a reserve of an insurance company that provides for investment of pre-funding amounts in a family of pooled separate accounts. The fair value of each group life insurance contract is primarily determined by the value of the units it owns in the pooled separate accounts that back the policy. Each of the pooled separate accounts provides a unit NAV on a daily basis, which is based on the fair value of the underlying assets owned by the account. The postretirement plans can transact daily at the unit NAV without restriction. As of September 30, 2014, the asset allocation of the pooled separate accounts in which the contracts invest was approximately 60% fixed income securities, 22% U.S. equity securities and 18% non-U.S. equity securities.

Savings Plans
Substantially all of the Company’s U.S. employees are eligible to participate in savings plans sponsored by the Company. The plans allow employees to contribute a portion of their compensation on a pre-tax and after-tax basis in accordance with specified guidelines. Avaya matches a percentage of employee contributions up to certain limits. From March 1, 2009 through March 31, 2010, the Company suspended its contributions to all non-represented employees. Pursuant to a 2009 agreement, the Company suspended its contributions to all represented employees during the period January 1, 2010 through December 31, 2010. The Company’s expense related to these savings plans was $7 million, $10 million and $18 million in fiscal 2014, 2013 and 2012, respectively.
15. Share-based Compensation
The Avaya Holdings Corp. Amended and Restated 2007 Equity Incentive Plan (“2007 Plan”) governs the issuance of equity awards, including restricted stock units (“RSUs”) and stock options, to eligible plan participants. Key employees, directors, and consultants of the Company may be eligible to receive awards under the 2007 Plan. Each stock option, when vested and exercised, and each RSU, when vested, entitles the holder to receive one share of Parent’s common stock, subject to certain restrictions on their transfer and sale as defined in the 2007 Plan and related award agreements. On August 13, 2014, the Compensation Committee approved the Avaya Holdings Corp. Second Amended and Restated 2007 Equity Incentive Plan (the "2007 Plan"), which was approved by the stockholders of Parent effective November 20, 2014, to make an additional 6,009,248 shares available for issuance, increasing the total amount of shares of Parent common stock available for issuance under the 2007 Plan to 55,857,405, in addition to the 2,984,125 shares of common stock underlying certain continuation awards and other awards that were permitted to be issued at the time of the Merger.
Option Awards
Under the 2007 Plan, stock options may not be granted with an exercise price of less than the fair market value of the underlying stock of Parent on the date of grant. Share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in accordance with the authoritative guidance. All options awarded under the 2007 Plan expire the earlier of ten years from the date of grant or upon cessation of employment, in which event there are limited exercise provisions allowed for vested options.
During the period from October 27, 2007 through September 30, 2009, the Company granted time-based, performance-based “EBITDA,” and market-based “multiple-of-money” options to purchase common stock of Parent. Options granted during the period October 27, 2007 through September 30, 2008 have an exercise price of $5.00, and options granted during the year ended September 30, 2009 have an exercise price of $3.80, which was the fair market value (as defined under the 2007 Plan) of the underlying shares at the time granted.

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

In November 2009, the Compensation Committee of Parent's Board of Directors approved a stock option exchange program through which individuals holding stock options having exercise prices of $5.00 and $3.80 per share could exchange them on a one-option-for-one-option basis, for replacement options with an exercise price of $3.00 per share, the fair market value (as defined under the 2007 Plan) of the underlying shares at the time of exchange, and with new vesting terms. The replacement options issued to participants in the exchange program include time-based and market-based multiple-of-money options.
During the period November 18, 2009 through October 1, 2012, the Company granted time-based and multiple-of-money options to purchase common stock of Parent.
On February 25, 2013, the Compensation Committee of Parent's Board of Directors approved a stock option exchange program through which individuals holding multiple-of-money and EBITDA stock options could exchange them on a three-for-one basis for RSUs. The tender offer was closed on April 30, 2013 and 45,500 EBITDA and 10,159,189 multiple-of-money options were tendered for exchange. In connection with the exchange offer, 3,401,654 replacement RSUs were granted which have an effective grant date of May 6, 2013. The replacement RSUs vested in full in December 2013.
Subsequent to October 1, 2012, the Company granted time-based options to purchase common stock of Parent. As a result of the stock option exchange programs offered in November 2009 and February 2013, outstanding stock options at September 30, 2014 consist of time-based stock options and those EBITDA and multiple-of-money stock options that were not tendered for exchange.
Time-based options vest over their performance periods and are payable in shares of Parent’s common stock upon vesting and exercise. The performance period for time-based options is generally three to four years, with the exception of 5,850,000 time-based options granted during fiscal 2010 which vested 20% on December 18, 2009, the date on which the closing of the NES acquisition was completed, and 20% annually thereafter for the following four years. Compensation expense equal to the fair value of the option measured on the grant date is recognized utilizing graded attribution over the requisite service period.
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
 The following table summarizes option awards under the 2007 Plan (excluding the continuation options, as discussed below):

Options (in 000s)	Time-based	EBITDA	Multiple-of- Money	Total	Weighted Average Exercise Price	Fair Value at Date of Grant (in 000s)
Outstanding—October 1, 2013	22,347	23	749	23,119	$3.22	$43,440
Granted	9,091	—	—	9,091	$2.37	14,054
Exercised	—	—	—	—	$—	—
Forfeited	(5,887)	—	(268)	(6,155)	$3.10	(10,946)
Outstanding—September 30, 2014	25,551	23	481	26,055	$2.95	$46,548

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

For fiscal 2014, 2013 and 2012, the weighted-average grant-date fair value of options granted during the year was $1.55, $1.39 and $1.68, respectively. The fair value of option awards is determined at the date of grant utilizing the Cox-Ross-Rubinstein (“CRR”) binomial option pricing model which is affected by the fair value of Parent’s common stock as well as a number of complex and subjective assumptions. Expected volatility is based primarily on a combination of the historical volatility and estimates of implied volatility of the Company’s peer group. The peer group is periodically reviewed by management and the Compensation Committee of Parent's Board of Directors for consistency with the Company's business strategy, the businesses and markets in which the Company operates, and the Company's competitive landscape. The risk-free interest rate assumption was derived from reference to the U.S. Treasury Spot rates for the expected term of the stock options. The dividend yield assumption is based on Parent’s current intent not to issue a dividend under its dividend policy. The expected holding period assumption was estimated based on the Company’s historical experience. The underlying assumptions used in the valuations were as follows:

	Fiscal years ended September 30,
weighted-average assumptions/inputs:	2014	2013	2012
Stock price	$2.38	$2.81	$4.22
Expected term	5	5	5
Volatility	81.87%	62.76%	54.15%
Risk-free rate	1.38%	0.74%	0.84%
Dividend yield	—%	—%	—%
For fiscal 2014, 2013 and 2012, the Company recognized share-based compensation associated with these options of $8 million, $3 million and $5 million, respectively, which is included in costs and operating expenses. At September 30, 2014, there was $10 million of unrecognized share-based compensation that the Company expects to recognize as expense over the next four years associated with 2007 Plan options. The expected expense does not include any compensation associated with the multiple-of-money and EBITDA awards. At September 30, 2014 there are 13,656,459 vested and exercisable options outstanding with a weighted average exercise price of $3.18, a fair value at the date of grant of $27 million, an intrinsic value of less than $1 million, and a weighted average remaining contractual term of 6 years. At September 30, 2014, there are 24,598,550 options that are currently exercisable or expected to vest over the next four years. These options have a weighted average exercise price of $2.95, a fair value at the date of grant of $45 million, an intrinsic value of $2 million and a weighted average remaining contractual term of 7 years.
During fiscal 2014 there were no options exercised. During fiscal 2013 and 2012, 89,250 and 1,093,806 options were exercised with an intrinsic value of less than $1 million and $1 million, respectively.
Restricted Stock Units
The Company has issued RSUs each of which represents the right to receive one share of Parent’s common stock when fully vested. The fair value of the common stock underlying the RSUs was estimated by the Compensation Committee of Parent's Board of Directors at the date of grant.
During fiscal 2014, the Company awarded 9,764,906 time-based RSUs in the ordinary course of business with an aggregate fair value at the date of grant of $23 million. Certain of these awards contain an additional performance-based upside provision. If the performance-based metric is met, additional RSUs with a maximum aggregate value of $3 million will be awarded, based on the fair market value of a share of Parent's common stock on the date of grant. As of September 30, 2014 no additional RSUs had been awarded.
For fiscal 2014, 2013 and 2012, the Company recognized compensation expense associated with RSUs of $17 million, $8 million and $3 million, respectively.

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

As of September 30, 2014, there was $14 million of unrecognized share based compensation associated with RSUs that the Company expects to recognize as expense through October 2017. The following table summarizes the RSUs granted under the 2007 Plan:

Nonvested Shares	Shares
Non-vested shares at October 1, 2011	732,500
Granted	1,956,115
Forfeited	(220,682)
Vested	(547,046)
Non-vested shares at September 30, 2012	1,920,887
Granted	6,541,439
Forfeited	(710,743)
Vested	(1,416,680)
Non-vested shares at September 30, 2013	6,334,903
Granted	9,764,906
Forfeited	(1,201,823)
Vested	(8,124,854)
Non-vested shares at September 30, 2014	6,773,132

Continuation Awards
At the time of the closing of the Merger, fully vested options to purchase shares of Avaya Inc. held by certain members of management that were not exercised before the Merger were substituted for fully-vested stock options to purchase 1,592,970 shares of Parent common stock having the same intrinsic value of $6 million (“continuation options”). The continuation options have an exercise price of $1.25. As of September 30, 2014, 1,474,618 of these continuation options had been exercised, with the remaining 118,352 continuation options expiring unexercised.
Additionally, following the closing of the Merger, fully vested performance based RSUs of Avaya Inc. held by certain members of management were substituted for 1,331,155 fully-vested RSUs of Parent, having the same intrinsic value of $7 million (“continuation units”). Prior to October 2012, 592,054 continuation units were canceled and during October 2012, shares of Parent’s common stock were distributed with respect to the remaining 799,101 continuation units.
In accordance with the 2007 Plan, the continuation options and continuation units do not detract from the authorized shares under the 2007 Plan.
16. Reportable Segments
Avaya conducts its business operations in three segments. Two of those segments, Global Communications Solutions (“GCS”) and Avaya Networking (“Networking”), make up Avaya’s Enterprise Collaboration Solutions product portfolio. The third segment contains Avaya’s services portfolio and is called Avaya Global Services (“AGS”).
The GCS segment primarily develops, markets, and sells contact center and unified communications products by integrating multiple forms of communications, including telephone, e-mail, instant messaging and video. Avaya’s Networking segment’s portfolio of products offers integrated networking products which are scalable across customer enterprises. The AGS segment develops, markets and sells comprehensive end-to-end global service offerings that allow customers to evaluate, plan, design, implement, monitor, manage and optimize complex enterprise communications networks.
For internal reporting purposes, the Company’s chief operating decision maker makes financial decisions and allocates resources based on segment profit information obtained from the Company’s internal management systems. Management does not include in its segment measures of profitability selling, general, and administrative expenses, research and development expenses, amortization of acquired intangible assets, and certain discrete items, such as charges relating to restructuring actions, impairment charges and acquisition-related costs as these costs are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level.

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

Summarized financial information relating to the Company’s reportable segments is shown in the following table:

	Fiscal year ended September 30,
In millions	2014	2013	2012
REVENUE
Global Communications Solutions	$1,953	$2,096	$2,390
Avaya Networking	243	242	284
Enterprise Collaboration Solutions	2,196	2,338	2,674
Avaya Global Services	2,175	2,241	2,347
Unallocated Amounts(1)	—	(1)	(2)
	$4,371	$4,578	$5,019
GROSS PROFIT
Global Communications Solutions	$1,241	$1,276	$1,387
Avaya Networking	107	101	115
Enterprise Collaboration Solutions	1,348	1,377	1,502
Avaya Global Services	1,220	1,223	1,189
Unallocated Amounts(1)	(69)	(70)	(143)
	2,499	2,530	2,548
OPERATING EXPENSES
Selling, general and administrative	1,531	1,511	1,617
Research and development	379	445	464
Amortization of acquired intangible assets	227	228	227
Restructuring and impairment charges, net	165	200	147
Acquisition-related costs	—	1	4
	2,302	2,385	2,459
OPERATING INCOME	197	145	89
INTEREST EXPENSE, LOSS ON EXTINGUISHMENT OF DEBT AND OTHER INCOME (EXPENSE), NET	(439)	(487)	(451)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$(242)	$(342)	$(362)

	September 30,
	2014	2013
ASSETS:
Global Communications Solutions	$1,590	$1,618
Avaya Networking	26	52
Enterprise Collaboration Solutions	1,616	1,670
Avaya Global Services	2,628	2,623
Unallocated Assets(2)	3,013	3,379
Total	$7,257	$7,672

(1)
Unallocated Amounts in Gross Profit include the effect of the amortization of acquired technology intangible assets and costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level. Unallocated Amounts in Revenue and Gross Profit also include the impacts of certain fair value adjustments recorded in purchase accounting in connection with acquisitions.

(2)
Unallocated Assets consist of cash and cash equivalents, accounts receivable, deferred income tax assets, property, plant and equipment, acquired intangible assets, assets of discontinued operations and other assets. Unallocated Assets are managed at the corporate level and are not identified with a specific segment.

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

Geographic Information
Financial information relating to the Company’s revenue and long-lived assets by geographic area is as follows:

	Revenue(1)
	Years ended September 30,
In millions	2014	2013	2012
U.S.	$2,267	$2,430	$2,634
International:
EMEA	1,234	1,239	1,349
APAC—Asia Pacific	445	457	497
Americas International—Canada and Latin America	425	452	539
Total International	2,104	2,148	2,385
Total revenue	$4,371	$4,578	$5,019

	Long-Lived Assets(2)
	September 30,
In millions	2014	2013
U.S.	$162	$207
International:
EMEA	81	89
APAC—Asia Pacific	24	24
Americas International—Canada and Latin America	14	14
Total International	119	127
Total	$281	$334

(1)	Revenue is attributed to geographic areas based on the location of customers.

(2)	Represents property, plant and equipment, net.

17.	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized as follows:

In millions	Change in unamortized pension, postretirement and postemployment benefit-related items	Foreign Currency Translation	Unrealized loss on term loan interest rate swap	Other	Accumulated Other Comprehensive Loss
Balance as of October 1, 2011	$(1,111)	$(50)	$(14)	$(3)	$(1,178)
Other comprehensive loss before reclassifications	(38)	37	(7)	1	(7)
Amounts reclassified to earnings	94	—	25	2	121
Provision for income taxes	(54)	—	(7)	(1)	(62)
Balance as of September 30, 2012	(1,109)	(13)	(3)	(1)	(1,126)
Other comprehensive loss before reclassifications	193	(47)	—	—	146
Amounts reclassified to earnings	88	—	13	—	101
(Provision for) benefit from income taxes	(121)	4	(10)	—	(127)
Balance as of September 30, 2013	(949)	(56)	—	(1)	(1,006)
Other comprehensive loss before reclassifications	(251)	7	—	—	(244)
Amounts reclassified to earnings	50	—	—	—	50
(Provision for) benefit from income taxes	—	—	—	—	—
Balance as of September 30, 2014	$(1,150)	$(49)	$—	$(1)	$(1,200)

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

The amounts reclassified out of accumulated other comprehensive loss into the Consolidated Statements of Operations prior to the impact of income taxes, with line item location, were as follows:

	Fiscal years ended September 30,
In millions	2014	2013	2012	Line item in Statements of Operations
Change in unamortized pension, postretirement and postemployment benefit-related items	$13	$21	$24	Costs - Products
	13	21	24	Costs - Services
	20	36	37	Selling, general and administrative
	4	10	9	Research and development
	50	88	94
Unrealized loss on term loan interest rate swap	—	13	25	Interest expense
Other	—	—	2	Other (expense) income, net
Total amounts reclassified	$50	$101	$121

18. Related Party Transactions
The Company and Parent are party to a Management Services Agreement with Silver Lake Management Company, L.L.C., an affiliate of Silver Lake, and TPG Capital Management, L.P., an affiliate of TPG, collectively “the Managers,” pursuant to which the Managers provide management and financial advisory services to the Company. Pursuant to the Management Services Agreement, the Managers receive a monitoring fee of $7 million per annum and reimbursement on demand for out-of-pocket expenses incurred in connection with the provision of such services. In the event of a financing, acquisition, disposition or change of control transaction involving the Company during the term of the Management Services Agreement, the Managers have the right to require the Company to pay a fee equal to customary fees charged by internationally-recognized investment banks for serving as a financial advisor in similar transactions. The Management Services Agreement may be terminated at any time by the Managers, but otherwise has an initial term ending on December 31, 2017 that automatically extends each December 31st for an additional year unless earlier terminated by us or the Managers. The term has automatically extended seven times since the execution of the agreement such that the current term is December 31, 2024. In the event that the Management Services Agreement is terminated, the Company is required to pay a termination fee equal to the net present value of the monitoring fees that would have been payable during the remaining term of the Management Services Agreement. Therefore, if the management services agreement were terminated as of September 30, 2014, the termination fee would be calculated using the current term ending December 31, 2024. In accordance with the Management Services Agreement, the Company recorded $7 million of monitoring fees per year during fiscal 2014, 2013 and 2012.
In December 2013, the Company and TPG Capital Management, L.P. executed a letter agreement reducing the portion of the monitoring fees owed to TPG Capital Management, L.P. by $1,325,000 for fiscal 2014 and thereafter on an annual basis by $800,000. The executed letter agreement also provided that the Company agreed to pay Messrs. Mohebbi and Rittenmeyer for their service as Directors $450,000 and $75,000, respectively, for fiscal 2013 and $500,000 and $300,000, respectively, for fiscal 2014 and each fiscal year thereafter.
The Sponsors are private equity firms that have investments in companies that do business with Avaya. For fiscal 2014, 2013 and 2012, the Company recorded $27 million, $6 million and $7 million, respectively, associated with sales of the Company’s products and services to companies in which one or both of the Sponsors have investments. For fiscal 2014, 2013 and 2012, the Company purchased goods and services of $8 million, less than $1 million and $2 million, respectively from companies in which one or both of the Sponsors have investments.
Charles Giancarlo and Greg Mondre are Directors of each of the Company and of Parent and they hold the positions of Special Advisor and Managing Partner and Managing Director, respectively, of Silver Lake. John W. Marren, Afshin Mohebbi and Ronald Rittenmeyer are Directors of each of the Company and Parent and they hold the positions of Partner, Senior Advisor and Senior Advisor, respectively, of TPG.
Ronald A. Rittenmeyer serves on the Board of Directors of the Company and Parent and served as Chairman, President and Chief Executive Officer of Expert Global Solutions, Inc. (formerly known as NCO Group, Inc.), or Expert Global Solutions, a global provider of business process outsourcing services until June 2014. During fiscal 2014 and 2013, the Company recorded $9 million and $9 million, respectively, associated with sales of the Company’s products and services to Expert Global Solutions.

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

Kiran Patel serves on the Board of Directors of the Company and Parent, and also serves a trustee of The Charles Schwab Family of Funds, or Charles Schwab, a mutual fund company, and, until September 2013, served as Executive Vice President and General Manager, Small Business Group of Intuit, Inc., or Intuit, a provider of financial software solutions for consumers and small businesses.  During fiscal 2014, the Company recorded less than $1 million associated with sales of the Company's products and services to Charles Schwab. During fiscal 2013, the Company recorded less than $1 million and $2 million, respectively associated with sales of the Company’s products and services to Charles Schwab and Intuit, respectively.
Gary B. Smith serves on the Board of Directors of the Company and Parent and also serves as president, Chief Executive Officer and Director of Ciena Corporation, or Ciena, a network infrastructure company. In each of fiscal 2014, 2013 and 2012, the Company recorded less than $1 million associated with sales of the Company's products and services to Ciena. The Company also purchased goods and services of less than $1 million from Ciena in each of fiscal 2014, 2013 and 2012.
During fiscal 2013 and 2012, affiliates of TPG held some of the Company's outstanding term loans under the Cash Flow Credit Agreement. In fiscal 2013, certain of the term B-1 loans held by those affiliates were converted to term B-5 loans, $22 million of which were repaid in connection with the issuance of the 9% Senior Secured Notes. Based on the amount of the term loans that were held during fiscal 2013 and 2012, and consistent with the terms of the loan, those affiliates received payments of principal and interest (inclusive of amounts paid by the Company in connection with the issuance of the 9% Senior Secured Notes) aggregating approximately $23 million and $4 million, respectively.
During fiscal 2013 and 2012, an affiliate of Silver Lake held some of the Company's outstanding term loans under the Cash Flow Credit Agreement. In fiscal 2013 the outstanding term B-1 loans held by such affiliate were converted to term B-5 loans. Based on the amount of the term loans that were held by such affiliate during fiscal 2013 and 2012, and consistent with the terms of the loan, that affiliate received payments of principal and interest aggregating approximately $5 million and $10 million, respectively.
On October 29, 2012, December 21, 2012 and February 13, 2013, Avaya Inc. amended the terms of its credit facilities in connection with certain refinancing transactions. Lenders who provided consents in connection with the amendments and/or agreed to have loans that they held in one tranche of term loans converted to another received certain fees. Affiliates of Silver Lake received less than $1 million in each of these transactions. Affiliates of TPG received less than $1 million in each of the 2012 transactions.
As of September 30, 2014 and 2013 affiliates of Silver Lake and TPG held no outstanding principal amounts of term loans under the Cash Flow Credit Agreement.
See Note 10, "Financing Arrangements" for further details on the Company's financing arrangements.
In connection with the financing of the NES acquisition, Parent issued shares of its Series A Preferred Stock. As of September 30, 2014, affiliates of TPG owned 38,864.13 shares of Parent’s Series A Preferred Stock and affiliates of Silver Lake owned 38,864.13 shares of Parent’s Series A Preferred Stock.
In connection with the financing of the Radvision acquisition, Parent issued shares of its convertible non-voting Series B Preferred Stock to affiliates of TPG and Silver Lake. As of September 30, 2014, affiliates of TPG owned 32,649 shares of Parent's Series B Preferred Stock and affiliates of Silver Lake owned 32,649 shares of Parent's Series B Preferred Stock.
On October 3, 2011, Parent acquired all outstanding shares of a unified communications product and services provider. Immediately upon completing the acquisition, Parent merged the acquired entity with and into Avaya Inc., with Avaya Inc. surviving the merger. Parent funded the acquisition (including a deferred payment that was made to the former shareholders of the acquired company) in part by using the proceeds from two notes received from Avaya Inc. On October 3, 2011 and October 3, 2012, Avaya Inc. advanced to Parent $8 million and $10 million, respectively, in exchange for notes receivable. The principal amount of these notes plus any accrued and unpaid interest are due in full January 24, 2019 (as modified) and October 3, 2015 with interest at the rate of 1.65% (as modified) and 0.93% per annum, respectively.
19. Commitments and Contingencies
Legal Proceedings
In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations and proceedings, including, but not limited to, those identified below, relating to intellectual property, commercial, employment, environmental and regulatory matters.
The Company believes that it has meritorious defenses in connection with its current lawsuits and material claims and disputes, and intends to vigorously contest each of them.
Based on the Company's experience, management believes that the damages amounts claimed in a case are not a meaningful indicator of the potential liability. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of cases.

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

Other than as described below, in the opinion of the Company's management based upon information currently available to the Company, while the outcome of these lawsuits, claims and disputes is uncertain, the likely results of these lawsuits, claims and disputes are not expected, either individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operations or cash flows, although the effect could be material to the Company's results of operations or cash flows for any interim reporting period.
Antitrust Litigation
In 2006, the Company instituted an action in the U.S. District Court, District of New Jersey, against defendants Telecom Labs, Inc., TeamTLI.com Corp. and Continuant Technologies, Inc. (“TLI/Continuant”) and subsequently amended its complaint to include certain individual officers of these companies as defendants. Defendants purportedly provide maintenance services to customers who have purchased or leased the Company's communications equipment. The Company asserted in its amended complaint that, among other things, defendants, or each of them, engaged in tortious conduct by improperly accessing and utilizing the Company's proprietary software, including passwords, logins and maintenance service permissions, to perform certain maintenance services on the Company's customers' equipment. TLI/Continuant filed counterclaims against the Company alleging that the Company has violated the Sherman Act's prohibitions against anticompetitive conduct through the manner in which the Company sells its products and services. TLI/Continuant sought to recover the profits they claim they would have earned from maintaining Avaya's products, and asked for injunctive relief prohibiting the conduct they claim is anticompetitive.
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
The Company and TLI/Continuant filed post-trial motions seeking to overturn the jury’s verdict, which motions were denied. In September 2014, the Court entered judgment in the amount of $63 million, which included the jury's award of $20 million, subject to automatic trebling, or $60 million, plus prejudgment interest in the amount of $3 million. On October 10, 2014, the Company filed a Notice of Appeal, and on October 23, 2014, TLI/Continuant filed a Notice of Conditional Cross-Appeal. On October 23, 2014, the Company filed its supersedeas bond with the Court in the amount of $63 million, which includes an amount for post-judgment interest and stays execution of the judgment while the matter is on appeal. The Company secured posting of the bond through the issuance of a letter of credit under its existing credit facilities. On November 10, 2014, TLI/Continuant made an application for attorneys’ fees, expenses and costs, seeking approximately $60 million, which the Company intends to contest. Once required, and in order to stay the enforcement of any award for attorney’s fees, expenses and costs, on appeal or otherwise, the Company will post a bond in the amount of the award for attorney’s fees, expenses and costs, plus interest. The Company expects to secure posting of the bond through existing resources and may use any or a combination of the issuance of one or more letters of credit under its existing credit facilities and cash on hand.
The Company continues to believe that TLI/Continuant's claims are without merit and unsupported by the facts and law, and the Company intends to defend this matter, including by filing its appeal to the United States Court of Appeals for the Third Circuit. No loss reserve has been provided for this matter.
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

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

Other
In October 2009, a group of former employees of Avaya’s former Shreveport, Louisiana manufacturing facility brought suit in Louisiana state court, naming as defendants Alcatel-Lucent USA, Inc., Lucent Technologies Services Company, Inc., and AT&T Technologies, Inc. The former employees allege hearing loss due to hazardous noise exposure from the facility dating back over forty years, and stipulate that the total amount of each individual’s damages does not exceed $50,000. In February 2010 plaintiffs amended their complaint to add the Company as a named defendant. There are 101 plaintiffs in the case. Defendants’ motion to dismiss plaintiffs’ complaint was denied on April 30, 2012. At this time an outcome cannot be predicted however, because the amounts of the claims individually and in the aggregate are not material, the Company believes the outcome of this matter will not have a material adverse effect on the manner in which it does business, its financial position, results of operations, or cash flows.
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

In millions
Balance as of October 1, 2012	$16
Reductions for payments and costs to satisfy claims	(16)
Accruals for warranties issued during the period	16
Balance as of September 30, 2013	16
Reductions for payments and costs to satisfy claims	(13)
Accruals for warranties issued during the period	10
Balance as of September 30, 2014	$13
Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements
Letters of Credit
As of September 30, 2014, the Company had outstanding an aggregate of $120 million in irrevocable letters of credit which ensure the Company's performance or payment to third parties.  Included in this amount is $79 million issued under its $535 million committed revolving credit facilities, which facilities are available through October 26, 2016.  Also included is $41 million of letters of credit issued under uncommitted facilities. As discussed above under "Legal Proceedings," on October 23, 2014, the Company issued a $63 million letter of credit under its existing credit facilities to support the supersedeas bond filed with the U.S. District Court.
Surety Bonds
The Company arranges for the issuance of various types of surety bonds, such as license, permit, bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. These bonds vary in duration although most are issued and outstanding from three months to three years. These bonds are backed by $8 million of the Company’s letters of credit. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $18 million as of September 30, 2014. Historically, no surety bonds have been drawn upon. As discussed above under "Legal Proceedings," on October 23, 2014, the Company filed a supersedeas bond with the U.S. District Court in the amount of $63 million.

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

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
The Company’s outsourcing agreements with its two most significant contract manufacturers automatically renew in July and September for successive periods of twelve months each, subject to specific termination rights for the Company and the contract manufacturers. All manufacturing of the Company’s products is performed in accordance with either detailed requirements or specifications and product designs furnished by the Company and is subject to rigorous quality control standards.
On August 20, 2014, the Company entered into an agreement to outsource certain delivery services associated with the Avaya Private Cloud Services business. The agreement has an initial term of five years, which the parties may agree to extend for an additional three year period, and is subject to specific termination charges in the event of early termination of the agreement. The actual termination charges will vary depending on the reason for termination, date of termination, and the extent to which the supplier incurs termination or cancellation fees under contracts entered into in connection with the provisions of services under the agreement.
Product Financing Arrangements
The Company sells products to various resellers that may obtain financing from certain unaffiliated third-party lending institutions. For the Company’s product financing arrangement with resellers outside the U.S., in the event participating resellers default on their payment obligations to the lending institution, the Company is obligated under certain circumstances to guarantee repayment to the lending institution. The repayment amount fluctuates with the level of product financing activity. The guaranteed repayment amount was less than $1 million as of September 30, 2014. The Company reviews and sets the maximum credit limit for each reseller participating in this financing arrangement. Historically, there have not been any guarantee repayments by the Company. The Company has estimated the fair value of this guarantee as of September 30, 2014, and has determined that it is not material, however there can be no assurance that the Company will not be obligated to repurchase inventory under this arrangement in the future.
Long-Term Cash Incentive Bonus Plan
Parent has established a long-term incentive cash bonus plan (“LTIP”). Under the LTIP, Parent will make cash awards available to compensate certain key employees upon the achievement of defined returns on the Sponsors’ initial investment in Parent (a “triggering event”). Parent has authorized LTIP awards covering a total of $60 million, of which $32 million in awards were outstanding as of September 30, 2014. The Company will begin to recognize compensation expense relative to the LTIP awards upon the occurrence of a triggering event (e.g., a sale or initial public offering). As of September 30, 2014, no compensation expense associated with the LTIP has been recognized.
Credit Facility Indemnification
In connection with its obligations under the credit facilities described in Note 10, “Financing Arrangements,” the Company has agreed to indemnify the third-party lending institutions for costs incurred by the institutions related to changes in tax law or other legal requirements. While there have been no amounts paid to the lenders pursuant to this indemnity in the past, there can be no assurance that the Company will not be obligated to indemnify the lenders under this arrangement in the future.
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

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

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
Leases
The Company leases land, buildings and equipment under agreements that expire in various years through 2026. Rental expense under operating leases, excluding any lease termination costs incurred related to the Company’s restructuring programs, was $107 million, $107 million and $112 million for fiscal 2014, 2013 and 2012, respectively.
The table below sets forth future minimum lease payments, net of sublease income, due under non-cancelable operating leases, of which $81 million of such payments have been accrued for as of September 30, 2014 in accordance with accounting principles generally accepted in the U.S. pertaining to restructuring and exit activities.

In millions
2015	$93
2016	80
2017	62
2018	55
2019 and thereafter	129
Future minimum lease payments	$419
The table below sets forth future minimum lease payments, due under non-cancelable capitalized leases as of September 30, 2014.

In millions
2015	$19
2016	17
2017	16
2018	12
2019 and thereafter	3
Future minimum lease payments	67
Less: Imputed interest	(8)
Present value of net minimum lease payments	$59

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

20. Quarterly information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
In millions
Fiscal Year Ended September 30, 2014
Revenue	$1,131	$1,060	$1,054	$1,126	$4,371
Gross profit	640	597	607	655	2,499
Operating income	87	—	48	62	197
(Provision for) benefit from income taxes	(26)	(1)	8	(32)	(51)
Net loss	$(54)	$(96)	$(62)	$(19)	$(231)
Fiscal Year Ended September 30, 2013
Revenue	$1,207	$1,086	$1,116	$1,169	$4,578
Gross profit	659	579	618	674	2,530
Operating income	18	12	6	109	145
Benefit from (provision for) income taxes	10	(7)	3	29	35
Net (loss) income	$(85)	$(192)	$(110)	$23	$(364)

Avaya Inc.
Schedule II—Valuation and Qualifying Accounts
Information required by this item is incorporated by reference to Note 8, “Supplementary Financial Information,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2014 based on criteria in Internal Control—Integrated Framework (1992) issued by COSO.
The Company’s internal control over financial reporting as of September 30, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of September 30, 2014.

c)	Changes in Internal Control Over Financial Reporting.
There were no changes in the Company's internal control over financial reporting during the fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information.
Pursuant to Section 15(d) of the Securities Exchange Act of 1934, the Company's obligations to file periodic and current reports ended as of October 1, 2010. Nevertheless, the Company continues to file periodic reports and current reports with the SEC voluntarily to comply with the terms of the indenture governing its senior secured notes due 2021.
Subsequent to the quarter ended September 30, 2014, there were no events that took place that are required to be disclosed in a report on Form 8-K that have not yet been reported.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The following table sets forth the name, age and position of each of our executive officers and directors as of November 1, 2014 (except for Laurent Philonenko who was appointed as Senior Vice President, Corporate Strategy, Development and Technology, on November 20, 2014 and thus is not included in the table):

Name	Age	Position
Pierre-Paul Allard	55	Senior Vice President, Worldwide Sales and President Global Field Operations
Gary E. Barnett	61	Senior Vice President and General Manager, Avaya Collaboration
James M. Chirico, Jr.	56	Executive Vice President, Business Operations
Andy Cunningham	58	Chief Marketing Officer*
Fariborz Ebrahimi	53	Senior Vice President and Chief Information Officer
Amy Fliegelman Olli	50	Senior Vice President and General Counsel
Roger C. Gaston	58	Senior Vice President, Human Resources
Jaroslaw S. Glembocki	58	Senior Vice President, Quality Program Office
Kevin J. Kennedy	59	Director, President and Chief Executive Officer
Marc J. Randall	53	Senior Vice President and General Manager, Avaya Networking
Michael M. Runda	58	Senior Vice President and President, Avaya Client Services
David Vellequette	58	Senior Vice President and Chief Financial Officer
Directors
Charles H. Giancarlo	56	Chairman of the Board of Directors
Mary Henry	55	Director
John W. Marren	51	Director
Afshin Mohebbi	51	Director
Greg K. Mondre	40	Director
Kiran Patel	66	Director
Ronald Rittenmeyer	67	Director
Gary B. Smith	53	Director

* Consultant
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
Andy Cunningham, Chief Marketing Officer
Ms. Cunningham has been serving as our Chief Marketing Officer since May 2014. Ms. Cunningham is the president of SeriesC, a brand strategy firm dedicated to bringing innovation to market, a company that she founded in 2012. She is an Aspen Institute Henry Crown Fellow and holds memberships in Chief Executive Organization, Technology, Entertainment, Design, Women Corporate Directors and World President's Organization.
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
Amy Fliegelman Olli, Senior Vice President and General Counsel
Mrs. Fliegelman Olli has been our Senior Vice President and General Counsel since June 2014. Previously, she was the General Counsel of CA Technologies, Inc. from September 2006 to June 2014 where she held a similar position of responsibility covering all legal, governance, compliance, internal audit, security, risk management and controls.  Mrs. Fliegelman Olli also spent 18 years with IBM Corporation, ultimately serving as Vice President and General Counsel for the Americas and Europe.
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
Jaroslaw S. Glembocki, Senior Vice President, Quality Program Office
Mr. Glembocki has served as our Senior Vice President, Quality Program Office since November 7, 2011. Previously he served as Chief Operating Officer of Solexant Corp., a developer of third-generation ultrathin-film PV technology, from March 2011 until October 2011. From June 2009 until March 2011, Mr. Glembocki was engaged in various consulting projects. Prior to that, Mr. Glembocki served as Senior Vice President of Recording Heads and Media Operations at Seagate Technology HDD Holdings, a designer, manufacturer and marketer of hard disc drives, from October 2000 until May 2009.
Kevin J. Kennedy, Director, President and Chief Executive Officer
Mr. Kennedy has been our President and Chief Executive Officer and a member of our Board of Directors since December 22, 2008. Previously, from September 2003 until December 2008, he served as Chief Executive Officer of JDS Uniphase Corporation, or JDSU, a provider of optical communications products, and from March 2004 until December 2008, he also served as President of JDSU. He was a member of JDSU's Board of Directors from November 2001 until August 2012 and served as Vice Chairman of their Board of Directors from December 2008 until August 2012. Mr. Kennedy is also on the Board of Directors of KLA-Tencor Corporation, a supplier of process control and yield management solutions for the semiconductor industry. Mr. Kennedy served on the Boards of Directors of Rambus Inc., a developer of a high-speed chip-to-chip interface technology, from April 2003 until July 2008 and Polycom Inc., a provider of telepresence, voice and video conferencing solutions, from May 2008 until January 2009. Mr. Kennedy was selected to serve as a director in light of his role as Chief Executive Officer, the management perspective he brings to board deliberations, his extensive management experience and his experience on multiple pubic company boards. Mr. Kennedy is also currently a Presidential Advisory Member of the National Security Telecommunications Advisory Committee.
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

Michael M. Runda, Senior Vice President and President, Avaya Client Services
Mr. Runda has been our Senior Vice President and President, Avaya Client Services since May 2012. From October 2011 until May 2012, he served as our Vice President, Global Support Services. Prior to that time, from 2010 until 2011, he served as Chief Executive Officer of KCS Academy, where he was responsible for the startup of the KCS Academy, a subsidiary of the Consortium for Service Innovation. The Academy developed and delivered executive legal and technical support and consulting practices. From 2006 until 2010, he served as the Vice President of Global Support for Intuit Corporation. From 2004 until 2010, he served in various positions on the Board of Directors for the Consortium for Service Innovation.
David Vellequette, Senior Vice President, Chief Financial Officer
Mr. Vellequette has been our Senior Vice President, Chief Financial Officer since October 1, 2012. Previously, he served as Executive Vice President and Chief Financial Officer, a position he held from June 2005 until August 2012, of JDS Uniphase Corporation, or JDSU, a provider of optical communications products. He joined JDSU as Vice President and Operations Controller in July 2004.
Charles H. Giancarlo, Chairman of the Board of Directors
Mr. Giancarlo has been a member of our Board of Directors since June 30, 2008 and has been our Chairman of the Board of Directors since December 22, 2008. He served as our President and Chief Executive Officer from June 30, 2008 until December 22, 2008. Mr. Giancarlo has been a Senior Advisor of Silver Lake since January 2014 and previously was Managing Director of Silver Lake since 2007. Mr. Giancarlo is also on the Boards of Directors of Accenture plc, a management consulting business, Artista Networks, Inc., a data center switching company, ServiceNow, an enterprise IT cloud company, Imperva, Inc., a data security company, and various private companies. He served on the Board of Directors of Netflix, Inc., an online movie rental subscription service, from April 2007 until May 2012. Mr. Giancarlo's related industry experience, experience in financial matters, service as an executive officer and director of other companies, prior service as our Chief Executive Officer, experience in working with companies controlled by private equity sponsors, and affiliation with Silver Lake, which has the right to select three of our directors, led to the conclusion that he should serve as a director of our Company.
Mary Henry, Director
Ms. Henry has been a member of our Board of Directors since July 1, 2014. Ms. Henry was a partner and managing director of Goldman Sachs, employed there from August 1986 to November 2004, primarily in the firm’s Investment Research Division. Ms. Henry is also on the boards of directors of various private companies. Ms. Henry’s experience with public companies, finance matters and her independence from the Company led to the conclusion that she should serve as a director of the Company.
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
Afshin Mohebbi, Director
Mr. Mohebbi has been a member of our Board of Directors since April 2011. Mr. Mohebbi has been a Senior Advisor to TPG since 2004. Previously, Mr. Mohebbi held various executive positions at Qwest Communications International Inc., British Telecom Plc., SBC Communications Inc. and Pacific Telesis Group. Mr. Mohebbi currently serves on boards of directors of DISH Network Corporation as well as a number of private companies. Mr. Mohebbi's related industry experience, service as an executive officer and director of other companies, experience in working with companies controlled by private equity sponsors, and affiliation with TPG, which has the right to select three of our directors, led to the conclusion that he should serve as a director our Company.
 Greg K. Mondre, Director
Mr. Mondre has been a member of our Board of Directors since October 26, 2007. Mr. Mondre has been a Managing Partner of Silver Lake since 2012 and a Managing Director of Silver Lake since 2005. Prior to joining Silver Lake in 1999, he was a principal at TPG and an investment banker at Goldman, Sachs & Co., a global investment banking and securities firm. Mr. Mondre is on the board of directors of Sabre Corporation, a technology solutions provider to the global travel industry. Mr. Mondre is also on the boards of directors of various private companies. Mr. Mondre's experience in financial matters, service as a director of other companies, experience in working with companies controlled by private equity sponsors and affiliation with

Silver Lake, which has the right to select three of our directors, led to the conclusion that he should serve as a director of our Company.
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
Ronald Rittenmeyer, Director
Ronald Rittenmeyer has been a member of our Board of Directors since October 1, 2013. Mr. Rittenmeyer is the former Chairman, President and Chief Executive Officer of Expert Global Solutions, Inc. (formerly known as NCO Group, Inc.), a global provider of business process outsourcing services, serving from 2011 to June 2014. Mr. Rittenmeyer is also the former Chairman, Chief Executive Officer and President of Electronic Data Systems Corporation, serving from 2005 to 2008. Mr. Rittenmeyer is currently a director of American International Group, Inc. and Tenet Healthcare Corporation. Mr. Rittenmeyer’s service as an executive officer and director of other companies and affiliation with TPG, which has the right to select three of our directors, led to the conclusion that he should serve as a director of our Company.
Gary B. Smith, Director
Mr. Smith has been a Director of the Company since December 6, 2011. Mr. Smith currently serves as President, Chief Executive Officer and Director of Ciena Corporation, or Ciena, a network infrastructure company. Mr. Smith began serving as Chief Executive Officer of Ciena in May 2001, in addition to his existing responsibilities as president and director, positions he has held since October 2000. Mr. Smith also serves on the Board of Directors of CommVault Systems, Inc., a provider of data and information management software applications and related services, a position he has held since May 2004. Mr. Smith's nearly 30 years of experience in the global telecommunications industry and independence from the Company, led to the conclusion that he should serve as a director of the Company.
Corporate Governance
Code of Ethics and Business Conduct
 Our Code of Conduct, Operating with Integrity, is designed to help directors and employees worldwide to resolve ethical issues in an increasingly complex global business environment. The Code of Conduct applies to all directors and employees, including, without limitation, the Chief Executive Officer, the Chief Financial Officer, the Corporate Controller and any other employee with any responsibility for the preparation and filing of documents with the SEC. The Code of Conduct covers a variety of topics, including those required to be addressed by the SEC. Topics covered include, but are not limited to, conflicts of interest, confidentiality of information and compliance with applicable laws and regulations. Directors and employees of the Company receive periodic updates regarding policies governed by and changes to the Code of Conduct. The Code of Conduct is available at our Investor Relations website located at http://investors.avaya.com. We will post amendments to or waivers of the provisions of the Code of Conduct made with respect to any of our directors and executive officers on that website within four business days. The information contained on, or accessible through, our website is not part of this Annual Report, and is therefore not incorporated by reference. During fiscal 2014, no amendments to or waivers of the provisions of the Code of Conduct were made with respect to any of our Directors or executive officers.
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
Committee Matters
The Audit Committee is comprised of Messrs. Patel (Chairman), Mondre and Rittenmeyer and Ms. Henry. The Board of Directors, after reviewing all of the relevant facts, circumstances and attributes, has determined that each of Mr. Mondre and

Mr. Patel is an “audit committee financial expert” as defined in applicable SEC rules. The Compensation Committee is comprised of Messrs. Giancarlo (Chairman), Marren and Smith. The Nominating and Governance Committee is comprised of Messrs. Mohebbi (Chairman), Giancarlo, Kennedy and Smith. See Item 13, “Certain Relationships and Related Party Transactions and Director Independence,” to this Annual Report on Form 10-K for more information regarding Director independence.

Introduction
The fiscal year 2014 Compensation Discussion and Analysis (“CD&A”) outlines the design and overall philosophy of our executive compensation program components, the objectives and principles upon which they are based, and our fiscal 2014 pay decisions for our Named Executive Officers (“NEOs”), which include our CEO, CFO and the next three most highly compensated officers.
Our Fiscal 2014 NEOs

•	Kevin J. Kennedy, President and Chief Executive Officer (“CEO”)

•	David Vellequette, Senior Vice President and Chief Financial Officer

•	James M. Chirico, Jr., Executive Vice President, Business Operations

•	Pierre-Paul Allard, Senior Vice President, Worldwide Sales and President, Global Field Operations

•	Roger Gaston, Senior Vice President, Human Resources
Overview
The objectives of our compensation program are to:

•
Attract and retain executives with the skills and experience necessary to execute a fundamental business transformation by providing a competitive pay package that reflects the market in which we compete for talent;

•
Align executive officer compensation with performance by providing executives with opportunities to earn performance-based compensation based on both company performance as well as individual performance;

•	Align executive officer compensation with the stated objective of transforming Avaya into a premier software and services company.
We achieve these objectives through a combination of fixed pay and variable incentive compensation opportunities, which for fiscal 2014 includes the following specific elements:

Element of Compensation	Overview of Program Element
Base Salary	• Provide executive officers with base salaries which are market competitive and reflect the skills and experience required for their roles.
Short-Term Incentive Compensation
• Provide executive officers with a semi-annual incentive opportunity intended to reward for both Company and individual performance. The Compensation Committee assesses overall performance and makes final determinations of awards.

Long-Term Incentive Compensation (“LTI”)	• Provide executive officers with market competitive annual long-term incentive grants comprised of a combination of cash-based performance awards, restricted stock units (“RSUs”) and stock options.
Our determinations of target compensation level and mix of compensation elements are linked to short and long-term performance as evaluated by our Compensation Committee based on market practices and the Compensation Committee’s assessment of each executive officer’s skills, contributions and performance, each assessed without a specific weighting.

For fiscal 2014 the pay mix at target levels was as follows:

*For purposes of the above, performance-based compensation includes the target value of EC DAIP (defined below) and stock option and RSU awards.
Actual pay will vary from these targets based on the Compensation Committee’s assessment of Company and individual performance as well as the change in the value of the equity of our parent company, Avaya Holdings Corp. (“Parent”), over time.
In addition to these standard elements of pay for fiscal 2014, Avaya had a number of one-time and legacy long-term incentive plans in effect which provided payouts during the fiscal year. These included:

•
Executive Committee Performance Recognition Program (“EC LTIP”) which is a performance based long-term cash incentive plan designed to reward annual financial performance over a five-year period from fiscal 2011 to fiscal 2015.

•
Short-Term Cash Awards were created in fiscal 2013 to recognize the significant progress made in our business transformation despite the fact that targets were not achieved under the Avaya Inc. Short Term Incentive Plan ("STIP").

•
Long-Term Cash Award which is a retention cash award that vests over a three- or five-year time horizon from fiscal 2013 to fiscal 2015 or fiscal 2017, depending on executive officer tenure and is intended to provide liquidity for stock or options until an IPO or certain other events occur.

•
Segment Transformation Growth Incentive (“STGI”) was created in fiscal 2013 and was payable in fiscal 2014 to address historical gaps identified between our executives’ total direct compensation and market total direct compensation of a peer group.

No new awards were provided to NEOs under these one-time or legacy programs in fiscal 2014. These incentives are further described in the narrative below and footnotes following the Summary Compensation Table where relevant.
Compensation Governance
Our process for determining executive officer compensation (including NEOs) is as follows:
Compensation Committee
In accordance with its charter, the Compensation Committee, which is comprised of representatives of our majority shareholders as well as one independent board member, approves all elements of compensation for our executive officers. The role of the Compensation Committee is to discharge the Board’s responsibilities relating to executive compensation matters. In this regard the Compensation Committee is responsible for the development and administration of our executive officer compensation and benefits programs. In furtherance of this purpose, the Compensation Committee has the authority and responsibility to:

•	Develop, in partnership with management, an overarching compensation philosophy upon which our executive officer pay programs are built;

•
Review and approve corporate goals and objectives relevant to the compensation of the CEO, to evaluate the performance of the CEO in light of these goals and objectives, and determine and approve the compensation of the CEO based on this evaluation;

•	Review the appropriateness of our peer group ensuring its continued alignment with our pay philosophy;

•
Set executive officer compensation and make recommendations to the Board with respect to incentive compensation and equity based plans, administer and make awards under such plans and review the cumulative effect of its actions;

•	Review and approve compensation of all executive officers;

•	At its discretion, retain a compensation consultant to advise the Compensation Committee on executive pay matters; and

•	Review and assist with the development of executive officer succession plans.
Compensation Consultant
The Company is advised on executive compensation matters by Semler Brossy Consulting Group (“Semler Brossy”). Semler Brossy is retained by management but provides advice and guidance to the Compensation Committee on a variety of topics including program design, our peer group, benchmarking and competitive assessments. During fiscal 2014, the Compensation Committee did not retain a separate compensation consultant.
Management
Our CEO, supported by our Human Resources team and with input from Semler Brossy, makes recommendations to the Compensation Committee for setting target compensation levels and determining realized pay results for all executives other than himself. Pay decisions for the CEO are reviewed separately by the Compensation Committee and independent of the CEO’s input. Semler Brossy provides comparative market data and recommendations on CEO pay to the Compensation Committee directly.
Peer Group
To ensure that our compensation program remains competitive and aligned with our overall philosophy and objectives, the Compensation Committee compares our compensation and benefit practices and levels of pay to a peer group consisting of technology oriented businesses that compete with us for talent and:

•	are primarily focused information technology service businesses;

•	have similar revenue base and size to reflect complexity; and

•	are companies for which comparative executive compensation data are readily available.
Using these characteristics as our guide, the following 18 companies were used as the peer group for fiscal 2014 pay related decisions (the “Peer Group”):

Fiscal 2014 Peer Group
Adobe Systems Inc.	EMC Corp.
Autodesk, Inc.	Juniper Networks Inc.
BMC Software	Motorola Solutions
Broadcom Corp.	Symantec Corp.
Brocade Communications Systems Inc.	Teradata Corp.
CA, Inc.	Unisys Corp.
Citrix Systems Inc.	NetApp, Inc.
Cognizant Technology Solutions Corp.	VMWare
Computer Sciences Corp.	Qualcomm Inc.
In August of 2014, we conducted our annual assessment of our Peer Group with guidance from Semler Brossy. Semler Brossy recommended that we remove two companies from our Peer Group as described below. The revised Peer Group will be used to assess executive officer compensation for fiscal 2015.

Peer Company	Reason
Qualcomm Inc.	Revenue size is out of scale with our business
BMC Software	Privatization of company and resulting unavailability of publicly disclosed compensation data

In addition to the Peer Group, we also review pay data from the Radford Global Compensation Survey, with a focus on Technology Companies with revenues of approximately $5 billion. This data is used to supplement the pay data from the Peer Group and provides market data for executives whose positions are not listed in Peer Group public filings.
Fiscal 2014 Compensation Elements and Pay Decisions
We believe Avaya continues to evolve from a traditional telecommunications hardware company into a software and services company to meet the demands of today’s customers. We believe that improvements in our products and services have enhanced our leadership in the market and provided future growth opportunities. Fiscal 2014 marked our first year of a multi-year sales transformation initiative, and we continue to see indications of our progress across various business measures such as increases in Net Promoter Score (NPS) and growth in sales of key products and services. Our total direct compensation program for our NEOs and other executive officers was built to incentivize senior leadership to help achieve these and other go-to-market objectives by emphasizing pay-for-performance. We use base salaries and short-term cash-based incentives designed to reward for achievement of individual and Company performance and cash and equity-based long-term incentives intended to reward for achievement of longer-term performance.
Our Compensation Committee and Board regularly evaluate individual contributions and achievements in order to make organizational and compensation decisions. This includes in-depth discussions of CEO and executive officer performance and an annual 360 degree review process that is facilitated by a third party advisor, including self-assessments. Individual performance for the executive officers was measured by the CEO using an assessment scale evaluating four performance metrics including overall impact, teamwork and attitude, results and performance, and leadership (“Performance Metrics”).
The Compensation Committee participates in this process to develop an informed point of view which establishes the basis of their decisions for determining awards under all of the fiscal 2014 incentive programs.
Our approach taken in fiscal 2014 with respect to long-term incentives differs from the approach taken in prior years. During our November 2013 Compensation Committee meeting, Semler Brossy presented their annual competitive assessment of CEO and executive officer compensation relative to our Peer Group and the market. The assessment indicated that while pay opportunities were competitive with the addition of one-time programs, we needed to transition to a standardized approach to total direct compensation (total target cash compensation plus long-term incentives) through an annual grant strategy under our long-term incentive program. For fiscal 2014, the primary elements of our executive compensation plan included:
Base Salary
Base salaries are evaluated at the beginning of each fiscal year following an assessment using market and Peer Group data performed by Semler Brossy. Assessment-based recommendations are made by the CEO and the Company’s Executive Compensation team and presented to the Compensation Committee for further evaluation based on individual performance.
No changes were made to base salaries for our executive officers during fiscal 2014. Please see the Summary Compensation Table for additional details.
Executive Committee Discretionary Annual Incentive Plan (“EC DAIP”)
On October 15, 2013 the Compensation Committee approved a new short-term incentive plan for executive officers, the EC DAIP, thereby making them ineligible for participation in the STIP. The EC DAIP was designed to balance the need for a competitive incentive opportunity which is tied to performance, with the necessity of providing our Compensation Committee with the ability to exercise judgment at the end of each performance period to consider other factors in determining awards including:

•	Overall company performance; and

•	Executive officer individual and function performance over time.
The plan provides two payout opportunities each fiscal year based on financial performance during the previous 6 month period (October 1 to March 31 and April 1 to September 30). During our annual competitive assessment, targets are established as a percent of base salary using market and Peer Group data. Plan funding and individual awards are determined in each period by the Compensation Committee in its discretion based on its evaluation of the Performance Metrics and the CEO’s recommendations for the executive officers other than the CEO. There is no guarantee for any individual award and individual awards may not exceed more than 200% of an individual’s target.
No changes were made to targets for our executive officers during fiscal 2014. Please see the Summary Compensation Table footnote 4(a) and Grants of Plan Based Awards Table for additional details, including target and actual payouts for fiscal 2014.
Long-Term Incentives
At the beginning of fiscal 2014, we established a framework for providing annual grants of long-term incentive opportunities to our executive officers. These awards are intended to be competitive with practices among public companies with which we primarily compete for talent by providing annual equity-based and cash-based awards that vest over a multi-year timeframe. These awards also include both time-vesting and performance-based features.
The specific mix of long-term incentive vehicles provided in fiscal 2014 is shown in the table below.

Vehicle	Cash	Restricted Stock Units	Stock Options
% of Annual Grant Value	50%	30%	20%
Performance Upside	50% of total grant value	50% total grant value	Not Applicable
The mix includes long-term cash in addition to equity-based awards both to recognize the limited liquidity of our Parent’s stock as a private company and to limit the dilution of the interests of our current shareholders given the concentrated ownership of the Company.
Cash Component
Annual cash awards with multi-year vesting are designed to encourage retention and performance of our executive officers. Fifty-percent of the long-term incentive award is allocated in cash. These awards vest ratably on an annual basis over a 3 year period. These awards also contain an additional performance-based upside provision providing up to an additional 50% of one-third of the grant value at the end of each performance year if a pre-established financial target is achieved. The financial metric for fiscal 2014 grants was Adjusted EBITDA on a pre-STIP basis (i.e. before taking into account any payment under the Company’s short-term incentive plans for employees generally), or “Pre-STIP Adjusted EBITDA.” Adjusted EBITDA is defined in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K. The target for fiscal 2014 of $1.1 billion was not met and no additional grants were earned.
Restricted Stock Units (RSUs)
RSUs are the most prevalent form of equity-based compensation used by companies in our industry and among our Peer Group. Thirty percent of the value of the annual long-term incentive grant is delivered in RSUs with the actual number of units being determined based on our Parent’s common stock price at the time the grant is approved, as determined by our Compensation Committee. Generally, these awards vest based on continued service one-third on the first anniversary of the grant date and one-twelfth on each quarterly anniversary thereafter. As with the cash portion of the award, there is also an additional performance-based upside provision providing up to an additional 50% of one-third of the grant value at the end of each performance year, if a pre-established Pre-STIP Adjusted EBITDA target is achieved. The target for fiscal 2014 of $1.1 billion was not met and no additional grants were earned.
Stock Options
Although the use of stock options is fairly uncommon among our Peer Group, we believe as a private company, delivering 20% of the annual long-term incentive grant through stock options is appropriate, particularly in balancing the mix of risk and reward for our executive officers. The actual number of stock options is determined using an estimated Cox Ross Rubenstein value of our Parent’s stock at the time the grant is approved. Generally, these awards vest one-third on the first anniversary of the grant date and one-twelfth on each quarterly anniversary thereafter.
In the beginning of 2014, the Compensation Committee made the following long-term incentive awards to our NEOs based on market competitiveness and the Performance Metrics for executive officers and the third-party advisor led performance assessment for the CEO:

Name	Fiscal 2014 Target LTI Award ($)*	Base Award			Potential Upside ($)
		Cash Award ($)	Restricted Stock Units (# shares)	Stock Options (# shares)	Cash	RSUs
Kevin J. Kennedy	$7,764,000	$3,750,000	1,000,000	1,200,000	$1,875,000	$1,125,000
David Vellequette	$2,329,200	$1,125,000	300,000	360,000	$562,500	$337,500
James M. Chirico	$2,329,200	$1,125,000	300,000	360,000	$562,500	$337,500
Pierre-Paul Allard	$1,552,800	$750,000	200,000	240,000	$375,000	$225,000
Roger Gaston	$1,035,199	$500,000	133,333	160,000	$250,000	$150,000
*Values reported are based on the fair value on the date of grant as determined under ASC 718.

One-Time and Legacy Long-Term Incentive Plans
In July of 2012, we engaged Pearl Meyer to conduct a competitive assessment of our CEO and executive officer compensation relative to the market and Peer Group. Overall the assessment indicated that when compared to the Peer Group, while total target cash compensation was competitive, actual total cash compensation (base salary plus annual non-equity incentives paid) was below the median of the Peer Group and in some cases well below the twenty-fifth percentile. The assessment further indicated that total direct compensation was below the Peer Group twenty-fifth percentile.
The one-time compensation programs described below were specifically designed to address these competitive gaps.
Short-Term Cash Awards
The Short-Term Cash Award Program was created in fiscal 2013 to recognize significant efforts during fiscal 2012 despite the fact that corporate targets were not achieved under our performance-based incentive plans. The awards were designed to retain executive officers and a core group of approximately 3,000 of our highest performing employees. Amounts per individual were determined as a percentage of base salary and were relative to the amount of variable pay opportunity for each corporate level, including the NEOs. Awards to executive officers were paid in three installments, provided the executive was active on the date of payment.
Please see Summary Compensation Table footnote 4(b) for additional details.
Long-Term Cash Award Program
In fiscal 2013, the Compensation Committee approved a long-term cash award program for executive officers. These awards were designed to provide a degree of value assurance relative to our equity plans for executive officers due to the uncertainty regarding the timing of any liquidity event for shares of our Parent’s common stock. The awards are payable in three installments over either a three or five year period depending on executive officer tenure.  The first installments were paid in fiscal 2013 and the second installments were paid to certain NEOs in fiscal 2014 and will be paid to others in fiscal 2015. All of the NEOs are entitled to receive third installments of awards between fiscal 2016 and fiscal 2018.  The third installment payment for each award recipient will be adjusted downward (i) to reflect shares of Parent common stock previously owned and sold by that individual and (ii) if Parent's common stock is then publicly traded, to reflect the value of certain shares of Parent common stock that individual owns or could receive upon exercise of stock options, or vested RSUs.
No awards were granted under this program in fiscal 2014 but previous awards which vested in fiscal 2013 and 2014 are reported in the Summary Compensation Table. Please see Summary Compensation Table footnote 4(d) for additional details.
Segment Transformation Growth Incentive (STGI)
STGI was created in fiscal 2013 for certain key employees, including the NEOs. The program addressed gaps identified between our executive officers’ total direct compensation and market and peer group total direct compensation during a critical stage of our business transformation strategy. Awards were established as a percentage of base pay and were delivered through a mix of cash and RSUs; the actual ratio was chosen by each executive officer from various alternatives presented. Awards were fully vested and paid over fiscal 2014, as further described in the Summary Compensation Table and Options Exercised and Stock Vested Table and accompanying footnotes below. No further awards are planned under this program.
Please see Summary Compensation Table footnote 4(c) for additional details.
Quarterly Incentive Plan
Pierre-Paul Allard, our Senior Vice President, Worldwide Sales and President, Global Field Operations, is eligible for a special Quarterly Incentive Plan for fiscals 2014 and 2015, designed to accelerate the performance of our sales team and enhance our market position. This incentive is directly linked to our go-to-market strategy and includes a balanced focus on three performance areas: Growth, Transformation of the Sales Organization, and Customer Satisfaction. Mr. Allard’s maximum opportunity under this Quarterly Incentive was $100,000 in each quarter and he was awarded a total of $231,669 for the year based on assessment of his performance.
Please see Summary Compensation Table footnote 4 for additional details.
EC Performance Recognition Plan (EC LTIP)
The EC LTIP was created in fiscal 2011 and revised for fiscal 2014 to provide executive officers with an additional annual deferred incentive opportunity. For fiscal 2014, the program was amended to consider a single financial target of Pre-STIP Adjusted EBITDA and further, to provide the Compensation Committee with full discretion to determine awards, as long as no individual award exceeds 160% of the individual’s target.

The Pre-STIP Adjusted EBITDA target for fiscal 2014 was $1.1 billion. Our actual Pre-STIP Adjusted EBITDA result was $909.7 million or approximately 83% achievement relative to target. Individual awards were decided based upon this achievement level and were further adjusted based on the Performance Metrics.
Please see Summary Compensation Table footnote 4(f) for additional details, including target and actual payouts for fiscal 2014.
Fiscal 2015 Compensation Elements and Pay Decisions
At the November 2014 meeting of our Compensation Committee, Semler Brossy presented their findings from the fiscal 2015 competitive assessment of CEO and executive officer pay relative to the market and our Peer Group. The assessment indicated that overall, our total target direct compensation, with the addition of the annual long-term incentive grants, placed our executives between the median and the seventy-fifth percentile of Peer Group. There were no adjustments to base, EC DAIP or EC Performance Recognition Plan (EC LTIP) targets for fiscal 2015. There were also no additional awards provided under any of the one-time and legacy long-term incentive plans described above. There were adjustments to the annual long-term incentive grant values for Mr. Chirico and Mr. Vellequette to address a concern about their retention through the second year of our business transformation, considering their fiscal 2014 performance and expected criticality to the business during fiscal 2015.
Long-Term Incentives
On August 13, 2014, the Committee approved the Avaya Holdings Corp Second Amended and Restated 2007 Equity Incentive Plan (“2007 Plan”), which was approved by the stockholders of Parent effective November 20, 2014. The 2007 Plan was amended to make an additional 6,009,248 shares available for issuance, increasing the total amount of shares of Parent common stock available for issuance under the 2007 Plan to 55,857,405, in addition to 2,984,125 shares of common stock underlying certain continuation awards and other awards that were permitted to be issued at the time of the Merger.
For fiscal 2015, changes were made to the vesting terms for our grants such that Stock Options, RSUs and cash awards will vest one-quarter on the first anniversary of the grant date and one-sixteenth on each quarterly anniversary of the grant date thereafter. Additionally, the performance-based upside provision was removed from the RSU portion of the fiscal 2015 grants, but remains on the cash portion, providing up to an additional 50% of one-fourth of the total grant value at the end of each performance year if a pre-established financial target is achieved.
The foregoing description of the 2007 Plan, the form of Restricted Stock Unit Award Agreement, and the form of Non-Statutory Stock Option Award Agreement are each qualified in its entirety by reference to the full text thereof.
At the November 2014 meeting, the Compensation Committee made the following long-term incentive awards to our NEOs for fiscal 2015 based on market competitiveness and the Compensation Committee’s assessment of each executive’s criticality in supporting our transformation:

Name	Fiscal 2015 Target LTI Award ($)*	Cash Award ($)	Restricted Stock Units (# shares)	Stock Options (# shares)	Potential 3-Year Upside Cash ($)
Kevin J. Kennedy	$7,500,000	$3,750,000	900,000	937,500	$1,875,000
David Vellequette	$2,750,000	$1,375,000	330,000	343,750	$687,500
James M. Chirico	$2,750,000	$1,375,000	330,000	343,750	$687,500
Pierre-Paul Allard	$1,500,000	$750,000	180,000	187,500	$375,000
Roger Gaston	$1,000,000	$500,000	120,000	125,000	$250,000
Awards vest one-fourth on the first anniversary of the date of grant and one-sixteenth on each quarterly anniversary of the date of grant thereafter. The numbers of RSUs and Stock Options is based upon the fair market value of a share of our common stock which was $2.50 on the date of grant and a Cox Ross Rubenstein value of $1.60 as of August 13, 2014, respectively.
Other Compensation
Perquisites
We provide certain perquisites to our executive officers to ensure our compensation and benefits package remains competitive. The Compensation Committee reviews these perquisites annually to evaluate their value and market prevalence based on data provided by Semler Brossy.
Savings Plans
We offer a qualified savings plan for all U.S. salaried employees, the Avaya Inc. Savings Plan for Salaried Employees ("ASPSE"). Effective January 1, 2013, our matching allocation is made on a quarterly basis, once a Company financial performance threshold is met. The matching formula is 50% for the first 5% of pre-tax eligible compensation contributed by a participant, up to $3,000 annually. None of our NEOs received a company matching allocation during fiscal 2014.
We also offer an unfunded, non-qualified deferred compensation plan, the Avaya Inc. Savings Restoration Plan ("ASRP") to restore savings opportunities lost under the ASPSE due to IRS code limitations. There is no company match provided for this plan.
Severance Plan
We offer a severance plan to our executive officers, the Avaya Inc. Separation Plan for Senior Officers. The plan provides specific payments and benefit enhancements if an executive officer’s employment is terminated involuntarily under the Avaya Force Management Program Guidelines. For additional details, please refer to the Potential Payments on Occurrence of Change of Control and Other Events section.
Summary Compensation Table
The Summary Compensation Table contains values calculated and disclosed according to SEC reporting requirements. Salary, Bonus and Non-Equity Incentive Compensation values are reflective of compensation earned during the fiscal year. Stock Award and Option Award values are reflective of the total fair value, regardless of vesting conditions for earning the awards, for grants received during the fiscal year.

Name	Year	Salary ($) (1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Comp. ($)(4)	All Other Comp. ($)(5)	Total ($)
Kevin J. Kennedy	2014	$1,250,000	$2,000,000	$2,250,000	$4,704,000	$5,460,938	$41,996	$15,706,934
President and Chief Executive Officer	2013	$1,250,000	$1,592,382	$2,575,001	—	$3,532,000	$17,571	$8,966,954
	2012	$1,250,000	—	—	—	—	$78,648	$1,328,648
David Vellequette	2014	$625,000	$200,000	$675,000	$529,200	$1,358,750	$24,881	$3,412,831
Senior Vice President and Chief Financial Officer	2013	$587,500	$200,000	$1,006,251	$585,000	$1,071,250	$7,718	$3,457,719

James M. Chirico, Jr.	2014	$675,000	—	$675,000	$529,200	$2,905,750	$23,189	$4,808,139
Executive Vice President, Business Operations	2013	$653,269	—	$708,127	—	$2,085,250	$7,819	$3,454,465
	2012	$636,250	$100,000	—	—	—	$28,970	$765,220
Pierre-Paul Allard	2014	$525,000	—	$450,000	$352,800	$1,344,169	$46,453	$2,718,422
Senior Vice President, Worldwide Sales and President, Global Field Operations
Roger Gaston	2014	$425,000	—	$299,999	$235,200	$1,575,000	$23,884	$2,559,083
Senior Vice President, Human Resources

(1)	Amounts shown for fiscal 2013 for Mr. Chirico reflect the impact of participation in the Company's mandatory one-week furlough program.

(2)
Amounts shown for fiscal 2014 reflect: (i) for Mr. Kennedy, a cash bonus in recognition of his performance and efforts to transform our business, including amounts that he otherwise would have received under the EC LTIP, and (ii) for Mr. Vellequette, the second installment of a sign-on payment made in connection with his offer of employment. Amounts shown for fiscal 2013 reflect: (i) for Mr. Kennedy, a cash recognition award, (ii) for Mr. Vellequette, the first installment of a sign-on payment made in connection with his offer of employment. The amount shown for Mr. Chirico for fiscal 2012 reflects the second installment of a cash bonus program adopted to retain employees assisting with the NES acquisition.

(3)
Amounts indicated for “Stock Awards” and “Option Awards” represent the fair value of the awards at the date of grant as calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation-Stock Compensation,” or ASC 718, without regard to forfeiture assumptions. For fiscal 2014 the fair value of stock options for Mr. Kennedy and Mr. Vellequette vary from the amounts reported in Forms 8-K on November 15, 2013 and December 11, 2013 as those amounts were estimated using the June 30, 2013 fair value of the securities and not the fair value on the date of grant as subsequently determined under ASC 718.
Included in fiscal 2013 is the incremental fair value of replacement RSUs awarded under a stock option exchange program whereby individuals holding previously granted performance-based stock options could exchange them on a three-for-one basis for RSUs. Not included in fiscal 2013 are any amounts attributable to previously granted performance-based stock options as it is not possible to determine if the performance condition (e.g., sale or initial public offering of Parent) will be satisfied until such event actually occurs. For options granted to Mr. Vellequette in 2013, assuming the highest level of achievement, the aggregate grant date fair value for fiscal 2013 would have been $410,375.
For more information regarding the valuation of stock-based awards (including assumptions made in such valuation), refer to Note 15, “Share-based Compensation,” to our audited Consolidated Financial Statements included elsewhere in this report.

(4)
Mr. Kennedy’s fiscal 2013 compensation includes all compensation elements reported in the Company’s fiscal 2013 Form 10-K as well as additional elements reported on the Company’s Form 8-K filed dated December 11, 2013.

Reflects amounts earned under each of the following programs:

Name	Year	EC DAIP Awards (a )	Short Term Cash Award (b)	Segment Transformation Growth Incentive (c)	Long Term Cash Award (d)	Quarterly Sales Transformation Incentive (e)	EC Long Term Incentive Plan (f)	Total ($)
Kevin J. Kennedy	2014	$804,688	$1,250,000	$750,000	$1,656,250	—	$1,000,000	$5,460,938
	2013	$725,000	$1,563,000	$250,000	$994,000	—	—	$3,532,000
	2012	—	—	—	—	—	—	—
David Vellequette	2014	$265,000	—	$618,750	—	—	$475,000	$1,358,750
	2013	$217,000	—	$206,250	$173,000	—	$475,000	$1,071,250
James M. Chirico, Jr.	2014	$290,000	$575,000	$618,750	$872,000	—	$550,000	$2,905,750
	2013	$231,000	$650,000	$206,250	$523,000	—	$475,000	$2,085,250
	2012	—	—	—	—	—	—	—
Pierre-Paul Allard	2014	$190,000	—	$562,500	—	$231,669	$360,000	$1,344,169
Roger Gaston	2014	$135,000	$300,000	$337,500	$492,500	—	$310,000	$1,575,000

(a)	Represents EC DAIP award payments for both performance periods of fiscal 2014.

Name	Target	Maximum	Midyear Payout	Year-End Payout	Total	% of Target
Kevin J. Kennedy	$1,562,500	$3,125,000	$390,625	$414,063	$804,688	52%
David Vellequette	$562,500	$1,125,000	$140,000	$125,000	$265,000	47%
James M. Chirico	$573,750	$1,147,500	$140,000	$150,000	$290,000	51%
Pierre-Paul Allard	$420,000	$840,000	$100,000	$90,000	$190,000	45%
Roger Gaston	$318,750	$637,500	$60,000	$75,000	$135,000	42%

(b)	Represents short-term cash awards paid in fiscal 2013 and 2014. Awards were payable in three installments in December 2012, March 2013 and December 2013.

Name	Award Amount
Kevin J. Kennedy	$2,813,000
David Vellequette[1]	$0
James M. Chirico	$1,225,000
Pierre-Paul Allard	$100,000
Roger Gaston	$625,000
1 Mr. Vellequette joined the company on October 1, 2012, three months after the July 2012 Pearl Meyer competitive assessment was completed and was therefore not a participant in this program.

(c)
Represents the cash portion of the STGI Program earned for the fiscal year as described in "One-time and Legacy Long-Term Incentive Plans - Segment Transformation Growth Incentive." The cash portion of each executive officer’s award vested monthly over a 12 month period from July 1, 2013 to June 30, 2014, provided the award recipient was employed by the Company as of the last day of the applicable month.

Name	Total Award Amount	Cash Award Amount	RSU Award Amount	Number of RSUs	Election % Cash	Election % RSUs
Kevin J. Kennedy	$2,000,000	$1,000,000	$1,000,000	444,444	50%	50%
David Vellequette	$1,100,000	$825,000	$275,000	122,222	75%	25%
James M. Chirico	$1,100,000	$825,000	$275,000	122,222	75%	25%
Pierre-Paul Allard	$1,000,000	$750,000	$250,000	111,111	75%	25%
Roger Gaston	$600,000	$450,000	$150,000	66,667	75%	25%

(d)	Represents Long-Term Cash Bonus award payments in fiscal 2014 as discussed under "One-Time and Legacy Long-Term Incentive Plans - Long Term Cash Award."

Name	Cash Payment (First Installment)	Cash Payment (Second Installment)	Cash Payment Target Range (Third Installment)
Kevin J. Kennedy	$994,000	$1,656,250	$3,975,000 - $7,287,500
David Vellequette	$173,000	$517,500	$1,660,000 - $2,835,500
James M. Chirico, Jr.	$523,000	$872,000	$2,093,000 - $3,836,000
Pierre-Paul Allard	$120,000	$360,000	$1,245,000 - $2,108,000
Roger Gaston	$296,000	$492,500	$1,182,000 - $2,167,000

(e)	Represents earnings under a special incentive award. See “Fiscal 2014 Compensation Elements and Pay Decisions - Quarterly Incentive Plan.”

(f)	Represents cash incentives earned as discussed under “One-Time and Legacy Long-Term Incentive Plans- EC Performance Recognition Program."

Name	Target	Year-End Payout	% of Target
Kevin J. Kennedy	$1,250,000	$1,000,000	80%
David Vellequette	$575,000	$475,000	83%
James M. Chirico	$675,000	$550,000	81%
Pierre-Paul Allard	$400,000	$360,000	90%
Roger Gaston	$425,000	$310,000	73%

(5)
During fiscal 2014, NEOs received certain perquisites provided by or paid for by the Company pursuant to Company policies. For all NEOs, amounts include life insurance premiums paid for by the Company and a financial planning allowance. For Mr. Chirico, includes a Company health spending account match that is provided through the Company’s standard medical benefit plans. For Messrs. Kennedy and Allard, includes amounts associated with expenses paid by the company in relation to family member attendance at company events and certain administrative fees associated with business expenses.

Grants of Plan-Based Awards in Fiscal 2014
The following table sets forth information concerning non-equity and equity incentive awards granted in fiscal 2014 to each of the NEOs. The equity incentive awards were made under the 2007 Plan described below.

Name	Grant Date		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or Base Price of Option Awards ($)(7)	Grant Date Fair Value of Stock and Option Awards ($)(8)
			Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Kevin J. Kennedy		(1)		$1,562,500	$3,125,000
		(2)		$1,250,000
	12/11/2013	(3)		$3,750,000	$5,625,000
	12/11/2013	(4)(5)					$1,125,000		1,000,000			$3,375,000
	12/11/2013									2,000,000	$2.25	$2,940,000
	12/11/2013	(6)								1,200,000	$2.25	$1,764,000
David Vellequette		(1)		$562,500	$1,125,000
		(2)		$575,000
	11/15/2013	(3)		$1,125,000	$1,687,500
	11/15/2013	(4)(5)					$337,500		300,000			$1,012,500
	11/15/2013	(6)						`		360,000	$2.25	$529,200
James M. Chirico, Jr.		(1)		$573,750	$1,147,500
		(2)		$675,000
	11/15/2013	(3)		$1,125,000	$1,687,500
	11/15/2013	(4)(5)					$337,500		300,000			$1,012,500
	11/15/2013	(6)								360,000	$2.25	$529,200
Pierre-Paul Allard		(1)		$420,000	$840,000
		(2)		$400,000
				$900,000
	11/15/2013	(3)		$750,000	$1,125,000
	11/15/2013	(4)(5)					$225,000		200,000			$675,000
	11/15/2013	(6)								240,000	$2.25	$352,800
Roger Gaston		(1)		$318,750	$637,500
		(2)		$425,000
	11/15/2013	(3)		$500,000	$750,000
	11/15/2013	(4)(5)					$150,000		133,333			$449,999
	11/15/2013	(6)								160,000	$2.25	$235,200

(1)	Represents fiscal 2014 target and maximum under the EC DAIP, which is discussed above under “Fiscal 2014 Compensation Elements and Pay Decisions - EC DAIP”.

(2)	Represents fiscal 2014 target under the EC LTIP, which is discussed above under “One-Time and Legacy Long-Term Incentive Plans - EC Performance Recognition Program (“EC LTIP”).”

(3)
Represents the target and maximum, including the 3-year performance-based value that could be earned of the cash portion of the fiscal 2014 LTI grant. The target value of the award vests ratably on an annual basis over a 3-year period. If earned, the performance value vests immediately upon grant. See “Fiscal 2014 Compensation Elements and Pay Decisions - Long-Term Incentives” for additional details.

(4)
Value reported as “Target” represents the total amount that could be earned over the 3-year performance-based period with respect to the performance value of the RSU portion of the fiscal 2014 LTI grant. If earned, the value is converted to units which will be fully vested upon grant. See “Fiscal 2014 Compensation Elements and Pay Decisions - Long-Term Incentives” for additional details.

(5)
Number of units reported as “All Other Stock Awards” represents the RSU portion of the fiscal 2014 LTI grant, which vests one-third on the first anniversary of the grant date and one-twelfth on each quarterly anniversary until fully vested on the third anniversary of the grant date. See “Fiscal 2014 Compensation Elements and Pay Decisions - Long-Term Incentives” for additional details.

(6)
Represents the stock option portion of the fiscal 2014 LTI grant, which vests one-third on the first anniversary of the grant date and one-twelfth on each quarterly anniversary until fully vested on the third anniversary of the grant date. See “Fiscal 2014 Compensation Elements and Pay Decisions - Long-Term Incentives” for additional details.

(7)
Under the terms of the 2007 Plan (defined below), the exercise price for an award cannot be less than the fair market value of a share of our common stock on the date of grant. The exercise prices indicated represent the fair market value of our Parent’s common stock on the applicable grant dates, as determined by the Compensation Committee, the administrator under the 2007 Plan.

(8)
Amounts shown represent the grant date fair value of each award as calculated in accordance with ASC 718, without regard to forfeiture assumptions, and assumes a price of $2.25 per share of Parent's common stock.

Description of Equity Plan
Executive officers, including the NEOs, and other employees, directors and consultants are eligible to participate in the 2007 Plan. As of September 30, 2014, 49,848,157 shares of Parent common stock were authorized for issuance under the 2007 Plan. The 2007 Plan was amended by the Compensation Committee on August 13, 2014, and approved by the stockholders of Parent effective November 20, 2014 to make an additional 6,009,248 shares available for issuance, increasing the total amount of shares of Parent common stock available for issuance under the 2007 Plan to 55,857,405, in addition to 2,984,125 shares of common stock underlying certain continuation awards and other awards that were permitted to be issued at the time of the Merger. Parent’s common stock is not publicly traded. See “Management's Discussion and Analysis-Use of Estimates and Critical Accounting Policies-Share-based Compensation” for information on the methodology to value Parent’s common stock.
RSUs
Each RSU awarded under the 2007 Plan, when vested, entitles the holder to receive one share of Parent's common stock, subject to certain restrictions on their transfer and sale as provided for in the 2007 Plan and the related award agreements.
Prior to fiscal 2015 RSUs granted to executive officers generally vest one-third on the first anniversary of the grant date and one-twelfth on each quarterly anniversary thereafter. Starting in fiscal 2015 RSUs granted to executive officers will vest one-fourth on the first anniversary of the grant date and one-sixteenth on each quarterly anniversary thereafter.
Stock Options
Each stock option, when vested and exercised, entitles the holder to receive one share of Parent common stock, subject to certain restrictions on transfer and sale as provided for in the 2007 Plan and the related award agreements. Prior to fiscal 2015s stock options granted to executive officers generally vest one-third on the first anniversary of the grant date and one-twelfth on each quarterly anniversary thereafter. Starting in fiscal 2015 stock options granted to executive officers will vest one-fourth on the first anniversary of the grant date and one-sixteenth on each quarterly anniversary thereafter. All stock options awarded under the 2007 Plan expire ten years from the date of grant or upon cessation of employment, in which event there are limited exercise provisions associated with vested stock options.
To the extent an individual acquires shares of Parent common stock upon exercise of a stock option or vesting of an RSU, those shares are subject to the restrictions on transfer and other provisions contained in a management stockholders' agreement and, in the case of certain executive officers, including certain of the NEOs, a registration rights agreement. See “Certain Relationships and Related Transactions and Director Independence."

Outstanding Equity Awards at Fiscal Year End
The following table sets forth the outstanding equity awards at the end of fiscal 2014 for each of the NEOs:

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options # Exercisable(1)	Number of Securities Underlying Unexercised Options # Unexercisable(2)(3)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested ($)(4)(6)	Market Value of Shares or Units of Stock That Have Not Vested ($)(5)	Equity Incentive Plan Awards: Number of unearned shares, units, or othe rights that have not vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(6)
Kevin J. Kennedy	3,250,000	—	—	$3.00	11/17/2019
	650,000	—	—	$3.00	11/19/2019
	—	2,000,000	—	$2.25	12/11/2023
	—	1,200,000	—	$2.25	12/11/2023
						1,000,000	$2,500,000		$1,125,000
David Vellequette	81,250	243,750		$4.00	10/1/2022
	—	360,000		$2.25	11/15/2023
						412,500	$1,031,250		$337,500
James M. Chirico, Jr.	650,000	—		$3.00	11/17/2019
	162,500	—		$3.00	11/17/2019
	260,000	—		$3.00	11/19/2019
	—	360,000		$2.25	11/15/2023
						300,000	$750,000		$337,500
Pierre-Paul Allard	113,750	113,750		$4.00	5/17/2022
	43,125	129,375		$2.25	6/28/2023
	—	240,000		$2.25	11/15/2023
						275,000	$687,500		$225,000
Roger Gaston	416,000	—		$3.00	11/17/2019
	292,500	—		$3.00	11/19/2019
	—	160,000		$2.25	11/15/2023
						133,333	$333,333		$150,000

(1)	Represents the exercisable portion of stock options granted and outstanding.

(2)	Represents the unvested and un-exercisable portion of stock options granted and outstanding.

(3)	The vesting dates for the stock option awards indicated are as follows:

Name	Number of Securities Underlying Options	Grant Date	Vesting Description
Kevin J. Kennedy	2,000,000	12/11/2013	1/3 on 1st anniversary; 1/12 each quarterly anniversary thereafter
	1,200,000	12/11/2013	1/3 on 1st anniversary; 1/12 each quarterly anniversary thereafter
David Vellequette	325,000	10/1/2012	25% annually
	360,000	11/15/2013	1/3 on 1st anniversary; 1/12 each quarterly anniversary thereafter
James M. Chirico, Jr.	360,000	11/15/2013	1/3 on 1st anniversary; 1/12 each quarterly anniversary thereafter
Pierre-Paul Allard	227,500	5/17/2012	25% annually
	172,500	6/28/2013	25% annually
	240,000	11/15/2013	1/3 on 1st anniversary; 1/12 each quarterly anniversary thereafter
Roger Gaston	160,000	11/15/2013	1/3 on 1st anniversary; 1/12 each quarterly anniversary thereafter

(4)	The awards are scheduled to vest as follows:

Name	RSU Award	Grant Date	RSUs Vested	RSUs Cancelled	RSUs Unvested	Vesting Description
Kevin J. Kennedy	1,000,000	12/11/2013	—	—	1,000,000	1/3 on 1st anniversary; 1/12 each quarterly anniversary thereafter
David Vellequette	150,000	10/1/2012	37,500	—	112,500	25% annually
	300,000	11/15/2013	—	—	300,000	1/3 on 1st anniversary; 1/12 each quarterly anniversary thereafter
James M. Chirico, Jr.	300,000	11/15/2013	—	—	300,000	1/3 on 1st anniversary; 1/12 each quarterly anniversary thereafter
Pierre-Paul Allard	100,000	6/28/2013	25,000	—	75,000	25% annually
	200,000	11/15/2013	—	—	200,000	1/3 on 1st anniversary; 1/12 each quarterly anniversary thereafter
Roger Gaston	133,333	11/15/2013	—	—	133,333	1/3 on 1st anniversary; 1/12 each quarterly anniversary thereafter

(5)	Determined using the fair market value of Parent’s common stock as of the last day of the fiscal year, which was $2.50 per share.

(6)
Represents the total 3-year performance-based potential upside value of the RSU portion of the fiscal 2014 LTI grant. If earned, the value is converted to units which will be fully vested upon grant. See “Fiscal 2014 Compensation Elements & Pay Decisions - Long-Term Incentives” for additional details.

Options Exercised and Stock Vested
During fiscal 2014, there were no exercises of stock options by any of the NEOs. The following table sets forth the vesting of RSU awards in fiscal 2014:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Kevin J. Kennedy	—	—	1,033,334	2,417,594
David Vellequette	—	—	187,499	447,335
James M. Chirico, Jr.	—	—	284,166	664,836
Pierre-Paul Allard	—	—	149,167	371,274
Roger Gaston	—	—	177,166	412,511

(1)
The receipt of shares subject to each of these RSU awards has been deferred. Had the shares been delivered to the recipients on vesting, the value realized by each individual per share would range from $2.25 to $2.75, which was the fair market value of one share of our Parent’s common stock on each of their respective vesting dates.

Nonqualified Deferred Compensation
The table below sets forth information concerning all nonqualified deferred compensation earned by each of the NEOs during fiscal 2014.
All information represents data from the ASRP, a nonqualified defined contribution plan designed to restore lost tax-deferred savings opportunities for executive officers unavailable under the ASPSE, the Company's qualified savings plan, due to Code limitations. Executive officers may contribute from 1-25% of eligible compensation (including base pay, short-term disability payments, short-term incentive compensation and marketing/sales compensation paid after the executive officer reaches the maximum contribution and/or compensation limit established by the Code). Effective March 1, 2009, the Company suspended matching contributions to this plan. Earnings are based on the individual fund allocations selected by each participant from among the variety of different investment fund choices available; investment elections can be changed daily, subject to certain funds' trading restrictions. All participants are fully vested.

Name	Executive Contributions in the Last Fiscal Year	Registrant Contributions in the Last Fiscal Year	Aggregate Earnings in the Last Fiscal Year	Aggregate Withdrawals/ Distributions in the Last Fiscal Year	Aggregate Balance at the Last Fiscal Year End
Kevin J. Kennedy	$79,225	—	$12,251	—	$377,196
David Vellequette	—	—	—	—	—
James M. Chirico, Jr.	$51,800	—	$37,365	—	$386,159
Pierre-Paul Allard	—	—	—	—	—
Roger Gaston	$34,800	—	$19,252	—	$276,903
Potential Payments on Occurrence of Change of Control and Other Events
General
The sections below indicate amounts that could have been received by each of the NEOs following, or in connection with, involuntary separation, resignation and retirement. The sections assume that the triggering event happened as of September 30, 2014. It should be noted that each of the sections below represents the various amounts that could have been received by the NEOs under alternative scenarios, and they are not cumulative in nature.
Involuntary Separation
Cash and Benefits
During fiscal 2014, the NEOs were participants under the Avaya Inc. Involuntary Separation Plan for Senior Officers, or the Senior Officer Plan. The Plan is designed to provide a specific payment and certain benefit enhancements to eligible Senior Officers of Avaya and its affiliated companies and subsidiaries in the event that their employment is involuntarily terminated under certain conditions.
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
In the event that a Senior Officer (other than Mr. Kennedy) is terminated by the Company other than for “cause,” that Senior Officer is entitled to receive under the Senior Officer Plan, upon executing a termination agreement and release, a payment equal to 100% of final annual base salary, along with certain other benefits to continue for a period of time post-termination of employment, including certain medical benefits as prescribed by applicable law, and outplacement services. With respect to Mr. Kennedy, the terms of his employment agreement provide that his involuntary termination would be governed by the same plan, but he would be entitled to a payment equal to 200% of his base salary plus 200% of his target bonus under the Company’s short term incentive plan for the year of termination, in addition to the other benefits offered generally to Senior Officers under the Senior Officer Plan.
Under the terms of the EC LTIP, if a participant’s employment was terminated involuntarily without cause as of September 30, 2014, such participant’s account would have been credited for any amount earned during fiscal 2014 and subsequently paid on December 31, 2015.
The table below represents amounts that could have been received by each of the NEOs as of September 30, 2014, assuming an involuntary separation occurred on that date.

Name	Cash Payment Based on Salary(1)	Cash Payment Based on Target Bonus(2)	Outplacement Services (3)	Total (4)
Kevin J. Kennedy	$2,500,000	$3,125,000	$7,000	$5,632,000
David Vellequette	$625,000	$562,500	$7,000	$1,194,500
James M. Chirico, Jr.	$675,000	$573,750	$7,000	$1,255,750
Pierre-Paul Allard	$525,000	$420,000	$7,000	$952,000
Roger Gaston	$425,000	$318,750	$7,000	$750,750

(1)	Amounts represent two times annual base salary for Mr. Kennedy, and one times annual base salary for each of Messrs. Vellequette, Chirico, Allard, and Gaston, each as of September 30, 2014.

(2)
Amount for Mr. Kennedy is equal to two times his target EC DAIP award as per his employment agreement. Amounts indicated for NEOs other than Mr. Kennedy assume that the last date of employment was September 30, 2014 and that the Company paid EC DAIP at target. Amounts reflect total target EC DAIP opportunity for the fiscal year, regardless of whether or not actually earned - e.g., regardless of actual results for fiscal 2014 as set forth above under “-Fiscal 2014 Compensation Elements and Pay Decisions - EC Discretionary Annual Incentive Plan (“EC DAIP”).” See “Summary Compensation Table” for actual EC DAIP payments earned in 2014.

(3)	Represents an estimated cost to the Company for outplacement services based upon historical experience.

(4)	Excludes amounts earned in the EC LTIP Plan for fiscal 2014. See "Summary Compensation Table" and chart in footnote (4).
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
Generally, the employee would have 90 days post-termination of employment to exercise any vested stock options, and any unvested stock options would be forfeited as of the date of termination. However, Mr. Kennedy's employment agreement would allow him 12 months to exercise his vested stock options in such an event. The number of stock options for which vesting would be accelerated due to an involuntary termination as of September 30, 2014 and the value of the accelerated options are represented in the table below. In as much as the exercise price of each option is equal to or greater than the fair market value, those stock options are not exercisable, and no value has been attributed to them below.

Name	Number of Time-based Stock Options Accelerated Vesting	Exercise Price	Value of Accelerated Vesting Options
Kevin J. Kennedy	1,066,667	$2.25	$266,667
David Vellequette	81,250	$4.00	—
	120,000	$2.25	$30,000
James M. Chirico, Jr.	120,000	$2.25	$30,000
Pierre-Paul Allard	28,438	$4.00	—
	101,563	$2.25	$25,391
Roger Gaston	53,333	$2.25	$13,333
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
Generally, a terminated employee would have 90 days post-termination of employment to exercise any of such vested time-based stock options. Mr. Kennedy's employment agreement would allow him 12 months to exercise all of his stock options in such an event. The number of stock options for which vesting would be accelerated due to an involuntary termination due to a change in control as of September 30, 2014 and the value of the accelerated options are represented in the table below. Pursuant to the terms of the 2007 Plan, if the exercise price of a grant is equal to or greater than the fair market value, those stock options are not exercisable. The fair market value of a share of Parent’s common stock on September 30, 2014 was $2.50. When the fair market value of $2.50 is less than the respective exercise prices for those awards, no value has been attributed to them.

Name	Number of Time-based Stock Options Accelerated Vesting	Exercise Price	Value of Accelerated Vesting Options
Kevin J. Kennedy	3,200,000	$2.25	$800,000
David Vellequette	243,750	$4.00	—
	360,000	$2.25	$90,000
James M. Chirico, Jr.	360,000	$2.25	$90,000
Pierre-Paul Allard	113,750	$4.00	—
	369,375	$2.25	$92,344
Roger Gaston	160,000	$2.25	$40,000
Restricted Stock Units
RSU awards issued under the 2007 Plan, including the RSU portions of the STGI awards, generally provide for accelerated vesting upon death or disability or upon a termination following a change in control (each as defined in the 2007 Plan). As the fair market value of a share of Parent’s common stock on September 30, 2014 was $2.50, the number and value of RSUs that would be accelerated is represented in the table below.

Name	Number of Restricted Stock Units Accelerated Vesting	Fair Market Value at September 30, 2014	Value of Accelerated Vesting Units
Kevin J. Kennedy	1,000,000	$2.50	$2,500,000
David Vellequette	412,500	$2.50	$1,031,250
James M. Chirico, Jr.	300,000	$2.50	$750,000
Pierre-Paul Allard	275,000	$2.50	$687,500
Roger Gaston	133,333	$2.50	$333,333
In addition to the amounts shown above, to the extent that receipt of shares underlying previously vested RSUs has been deferred, those shares would be distributed upon the earlier of a change in control, death or disability (each as defined in the 2007 Plan), termination of employment or five (5) years from the grant date. As the fair market value of a share of Parent’s common stock on September 30, 2014 was $2.50, the number of shares and value of previously vested and deferred shares is represented in the table below.

Name	Number of Restricted Stock Units Deferred Distribution	Fair Market Value at September 30, 2014	Value of Deferred Distribution Units
Kevin J. Kennedy	1,144,445	$2.50	$2,861,113
David Vellequette	218,056	$2.50	$545,140
James M. Chirico, Jr.	388,636	$2.50	$971,590
Pierre-Paul Allard	173,633	$2.50	$434,083
Roger Gaston	193,834	$2.50	$484,585
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
In all other contexts, upon resignation or retirement, there would be no continuation of benefits (other than certain medical benefits as prescribed by applicable law) and no additional payments made under any of the Company's defined contribution (qualified and nonqualified) plans to any of the NEOs, other than as set forth under the “Nonqualified Deferred Compensation Plans” table.
With respect to the EC LTIP, if a participant’s employment was terminated due to retirement as of September 30, 2014, such participant’s account would have been credited for any amount earned during fiscal 2014 and subsequently paid on December 31, 2015. If a Change of Control had occurred prior to September 30, 2014 and a participant’s employment was voluntarily terminated with “good reason” within one year of the Change of Control event, such participant’s account would have been credited for any amount earned during fiscal 2014.
Equity Awards
Generally, each of the NEOs has up to 30 days subsequent to a resignation to exercise vested stock options, and any unvested stock options as of the date of termination of employment are forfeited. If the resignation is for “good reason” (as defined in the 2007 Plan), then each of the NEOs would have 90 days from the date of such termination to exercise any vested stock options. However, Mr. Kennedy's employment agreement provides that, with respect to his stock option awards, he would have 12 months following his termination of employment to exercise those stock options.
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
Confidentiality; Non-Compete; Non-Solicitation; Recoupment of Profits
All of the Company's senior officers, including the NEOs, have signed confidentiality agreements as a requirement for receiving certain stock-based compensation. The agreements stipulate that these officers will not misappropriate or disclose the Company's proprietary information.
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
Director Compensation
In August 2011, Parent implemented a non-affiliated director compensation program in which independent directors of Parent receive an initial grant of RSUs with a market value of $200,000 upon joining the board of directors and an annual retainer of $100,000 in cash (which was to be reduced to $80,000 at such time as Parent had at least three independent directors on its board) plus RSUs with a market value of $150,000. Each independent director who serves on the Audit Committee, Compensation Committee and Nominating and Governance Committee of Parent receives an additional $10,000 as part of his annual retainer in lieu of meeting attendance fees. The Audit Committee Chairperson receives an additional $20,000 as part of his annual retainer and each of the Compensation Committee Chairperson and the Nominating and Governance Committee Chairperson receives an additional $15,000 as part of his annual retainer. Eligible directors could elect to receive their cash retainers in the form of RSUs, provided that at least 50% of their aggregate annual cash compensation was required to be in the form of RSUs. Each RSU granted under the program vests immediately upon issuance and is distributed to a director upon his resignation or removal from Parent’s board. The market value of all RSUs granted under the program is established based on the fair market value of a share of Parent's common stock on the date prior to the date on which that director is elected or appointed to serve.
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
In December 2013 we executed letter agreements with each of Messrs. Mohebbi and Rittenmeyer agreeing to pay them Director fees in cash. We agreed to pay Mr. Mohebbi $450,000 for 2013 and $500,000 for 2014 and beyond and Mr. Rittenmeyer $75,000 for 2013 and $300,000 for 2014 and beyond.

Below is a summary of the compensation received by our Directors for their services as directors of Parent and the Company during fiscal 2014. Except as indicated below, none of our other directors received compensation from us for service on the board of directors during fiscal 2014.

Name	Fees Earned of Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Mary Henry[2]	$—	$375,000	$375,000
Afshin Mohebbi	$500,000	$—	$500,000
Kiran Patel[3]	$—	$480,000	$480,000
Ronald Rittenmeyer	$300,000	$—	$300,000
Gary Smith[4]	$120,000	$150,000	$270,000

(1)
Amounts indicated for “Stock Awards” represent the fair value of the awards at the date of grant as calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation-Stock Compensation,” or ASC 718, without regard to forfeiture assumptions. For more information regarding the valuation of stock-based awards (including assumptions made in such valuation), refer to Note 15, “Share-based Compensation,” to our audited Consolidated Financial Statements included elsewhere in this report.

(2)	Includes Ms. Henry’s inaugural grant of RSUs, annual grant of RSUs and pro-rated annual retainer which she elected to receive in the form of RSUs.

(3)	Includes Mr. Patel’s inaugural grant of RSUs, annual grant of RSUs and annual retainers which he elected to receive in the form of RSUs.

(4)	Includes Mr. Smith’s annual grant of RSUs and annual retainers which he elected to receive in the form of cash.
Compensation Committee Interlocks and Insider Participation
During fiscal 2014, Mr. Giancarlo served as a member of the Compensation Committee. Mr. Giancarlo served as our President and Chief Executive Officer from June 20, 2008 until December 22, 2008. In addition, each of the Compensation Committee members is a party to a relationship with the Company a more fully set forth in Item 13 of this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
All of Avaya’s outstanding stock is owned by Avaya Holdings Corp., our Parent. The following table sets forth certain information with respect to the beneficial ownership of our Parent’s common stock at November 1, 2014 for:

•	each person whom we know beneficially owns more than five percent of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.
The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC.

The percentage of common stock beneficially owned by each person is based on 489,459,943 shares of common stock outstanding as of November 1, 2014. Shares of common stock that may be acquired within 60 days following November 1, 2014 pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such holder but are not deemed to be outstanding for computing the percentage ownership of any other person shown in the table. Beneficial ownership representing less than one percent is denoted with an “*.”

Name	Common Stock of Avaya Holdings Corp. Beneficially Owned	Percentage of Outstanding Shares Beneficially Owned
Silver Lake Funds and affiliates (1)	419,814,172	73.0%
TPG Funds and affiliates (2)	419,814,172	73.0%
Pierre-Paul Allard (3)(4)(5)	480,487	*
James M. Chirico, Jr. (3)(4)(5)	1,716,423	*
Roger Gaston (3)(4)(5)	1,149,776	*
Kevin J. Kennedy (3)(4)(5)(6)	7,173,392	1.4%
David Vellequette (3)(4)(5)	638,057	*
Mary Henry(4)	137,274	*
John W. Marren (2)(7)	—	*
Charles H. Giancarlo (1)(3)(4)(8)	383,334	*
Afshin Mohebbi (2)(9)	—	*
Greg K. Mondre (1)(10)	—	*
Kiran Patel (4)	211,717	*
Ronald Rittenmeyer (1)(11)	—	*
Gary B. Smith (4)	229,849	*
Directors and executive officers as a group, (19 Persons) (3)(4)(5)(6)(7)(8)(9)(10)(11)(12)	14,671,784	2.9%
 __________

(1)
The shares of our Parent's common stock that are attributed to Silver Lake Funds (as defined below) and affiliates consist of an aggregate of 332,450,000 shares of our Parent's common stock, 32,649 shares of our Parent's common stock issuable upon conversion of shares of our Parent's convertible Series B Preferred Stock and 87,331,523 warrants to purchase shares of our Parent's common stock. Of the warrants owned by Silver Lake Funds and affiliates, 71,007,030 warrants have an exercise price of $3.25 per share and are exercisable at any time prior to December 18, 2019, and 16,324,493 warrants have an exercise price of $4.00 per share and are exercisable at any time prior to May 29, 2022. Excluding warrants and shares issuable upon conversion of Series B Preferred Stock, the shares of our Parent's common stock that are attributed to Silver Lake Funds and affiliates represent 68% of all shares of our Parent's common stock outstanding as of November 1, 2014. The 32,649 shares of our Parent's convertible non-voting Series B Preferred Stock owned by Silver Lake Funds and affiliates represents 66.7% of all shares of our Parent's Series B Preferred Stock outstanding as of November 1, 2014. In addition, funds affiliated with Silver Lake own an aggregate of 38,864 shares of our Parent's non-voting Series A Preferred Stock (representing 31.1% of the issued and outstanding shares of Series A Preferred Stock) that are not convertible into our Parent's common stock and are excluded from the table above. The warrants expiring on December 18, 2019 and the Series A Preferred Stock were issued in connection with the financing of the NES acquisition, while the warrants expiring on May 29, 2022 and the Series B Preferred Stock were issued in connection with the financing of the Radvision acquisition (see Note 10, “Financing

Arrangements,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information).
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
The mailing address for Greg Mondre and for each of the Silver Lake Funds and their direct and indirect general partners is c/o Silver Lake, 2775 Sand Hill Road, Suite 100, Menlo Park, CA 94025. Charles Giancarlo, who is a Senior Advisor for Silver Lake, can also be contacted care of Silver Lake's mailing address.

(2)
The shares of our Parent's common stock that are attributed to the TPG Funds (as defined below) and affiliates in this table consist of an aggregate of 332,450,000 shares of our Parent's common stock, 32,649 shares of our Parent's common stock issuable upon conversion of shares of our Parent's convertible Series B Preferred Stock and 87,331,523 warrants to purchase shares of our Parent's common stock. Of the warrants owned by TPG Funds and affiliates, 71,007,030 warrants have an exercise price of $3.25 per share and are exercisable at any time prior to December 18, 2019, and 16,324,493 warrants have an exercise price of $4.00 per share and are exercisable at any time prior to May 29, 2022. Excluding warrants and shares issuable upon conversion of Series B Preferred Stock, the shares of our Parent's common stock that are attributed to the TPG Funds and affiliates represent 68% of all shares of our Parent's common stock outstanding as of November 1, 2014. The 32,649 shares of our Parent's convertible non-voting Series B Preferred Stock owned by TPG Funds and affiliates represents 66.7% of all shares of our Parent's Series B Preferred Stock outstanding as of November 1, 2014. In addition, funds affiliated with TPG own an aggregate of 38,864 shares of our Parent's non-voting Series A Preferred Stock (representing 31.1% of the issued and outstanding shares of Series A Preferred Stock) that are not convertible into common stock and are excluded from the table above. The warrants expiring on December 18, 2019 and the Series A Preferred Stock were issued in connection with the financing of the NES acquisition, while the warrants expiring on May 29, 2022 and the Series B Preferred Stock were issued in connection with the financing of the Radvision acquisition (see Note 10, “Financing Arrangements,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information).

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
Because of these relationships, Group Advisors may be deemed to beneficially own the shares and warrants directly held by the TPG Funds, Sierra Co-Invest, Sierra Co-Invest II and Sierra Co-Invest III. David Bonderman and James G. Coulter are officers and sole shareholders of Group Advisors. Because of the relationship of Messrs. Bonderman and Coulter to Group Advisors, each of Messrs. Bonderman and Coulter may be deemed to beneficially own the shares and warrants directly held by the TPG Funds, Sierra Co-Invest, Sierra Co-Invest II and Sierra Co-Invest III. Messrs. Bonderman and Coulter disclaim beneficial ownership of the shares and warrants directly held by the TPG Funds, Sierra Co-Invest, Sierra Co-Invest II and Sierra Co-Invest III except to the extent of their pecuniary interest therein.
The mailing address for each of Group Advisors and Messrs. Bonderman , Coulter and John Marren is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102. The mailing address for each of Sierra Co-Invest, Sierra Co-Invest II, and Sierra Co-Invest III is 301 Commerce Street, Suite 3300, Fort Worth, TX 76102. The mailing address for Sierra Manager is 9 West 57th Street, 32nd Floor, New York, NY 10019.

(3)	Includes beneficial ownership of the following numbers of shares of Parent common stock that may be acquired within 60 days of November 1, 2014 pursuant to stock options:

• Pierre-Paul Allard	236,875	• David Vellequette	282,500
• James J. Chirico, Jr.	1,192,500	• Charles H. Giancarlo	325,000
• Roger Gaston	761,833	• Directors and executive officers as a group	8,815,499
• Kevin J. Kennedy	4,966,667
Note that the number of shares that can be acquired pursuant to stock options held by Directors and officers as a group excludes shares held by; Mrs. Pamela Craven, who ceased serving as Senior Vice President and Chief Administrative Officer on May 31, 2014, and, Mr. Brett Shockley, who ceased serving as Senior Vice President and Chief Technology Officer on September 11, 2014. Including their stock options, Directors and executive officers as a group would beneficially own 10,125,936.

(4)
Includes ownership of the following numbers of shares of Parent common stock underlying RSUs that have vested or that may vest within 60 days of November 1, 2014 for which receipt has been deferred such that, absent an event triggering issuance of the shares in accordance with the terms of the award agreement under which the RSUs were issued, the shares would not be received within 60 days of November 1, 2014.

• Pierre-Paul Allard	176,945	• Charles H. Giancarlo	58,334
• James J. Chirico, Jr.	389,722	• Mary Henry	137,274
• Roger Gaston	193,833	• Kiran Patel	211,717
• Kevin J. Kennedy	1,144,444	• Gary B. Smith	229,849
• David Vellequette	255,556	• Directors and executive officers as a group	4,072,357
Note that the number of units held by Directors and executive officers as a group excludes units held by Mrs. Pamela Craven, who ceased serving as Senior Vice President, Chief Administrative Officer and General Counsel on May 31, 2014, and Mr. Brett Shockley, who ceased serving as Senior Vice President and Chief Technology Officer on September 11, 2014. Including their RSUs, Directors and executive officers as a group would beneficially own 4,500,859 shares of common stock underlying RSUs that have vested or that may vest within 60 days of November 1, 2014 for which receipt has been deferred such that, absent an event triggering issuance of the shares in accordance with the terms of the award agreement under which the RSUs were issued, the shares would not be received within 60 days of November 1, 2014.

(5)
Includes ownership of the following numbers of shares of Parent common stock underlying RSUs that may vest within 60 days of November 1, 2014 for which receipt has not been deferred such that, the shares will be received within 60 days of November 1, 2014.

• Pierre-Paul Allard	66,667	• Kevin J. Kennedy	333,334
• James J. Chirico, Jr.	100,001	• David Vellequette	100,001
• Roger Gaston	44,445	• Directors and executive officers as a group	871,117
Note that the number of units held by Directors and executive officers as a group excludes units held by Mr. Brett Shockley, who ceased serving as Senior Vice President and Chief Technology Officer on September 11, 2014.  Including Mr. Shockley’s RSUs, Directors and executive officers as a group would beneficially own 904,451 shares of common stock underlying RSUs that have vested or that may vest within 60 days of November 1, 2014 for which receipt has not been deferred such that, the shares will be received within 60 days of November 1, 2014.

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

(8)
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

(9)
Afshin Mohebbi is a TPG Senior Advisor. Mr. Mohebbi has no voting or investment power over and disclaims beneficial ownership of any shares of common stock of our Parent and warrants exercisable for and preferred shares convertible into shares of common stock of our Parent held directly or indirectly by the TPG Entities, Sierra Co-Invest, Sierra Co-Invest II or Sierra Co-Invest III.

(10)
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

(12)
Note that the number of shares beneficially owned by Directors and executive officers as a group excludes shares beneficially owned by by the following individuals: Mrs. Pamela Craven, who ceased serving as Senior Vice President and Chief Administrative Officer on May 31, 2014, and Mr. Brett Shockley, who ceased serving as Senior Vice President and Chief Technology Officer on September 11, 2014. Including shares beneficially owned by Mrs. Craven and Mr. Shockley, the number of shares beneficially owned by Directors and executive officers as a group would equal 16,719,223 or 3.3% of outstanding shares of Parent's common stock.

Item 13.	Certain Relationships and Related Transactions and Director Independence
Arrangements with Our Sponsors
In connection with their investment in our Parent, our Parent entered into certain stockholder agreements and registration rights agreements with the Sponsors and various co-investors. Certain of those agreements were amended in connection with the financing of the NES acquisition and again in connection with the financing of the Radvision acquisition (see Note 10, “Financing Arrangements,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information). The co-investors include individuals and entities invited by our Sponsors to participate in our Parent's financings, such as affiliated investment funds, individuals employed by affiliates of our Sponsors, limited partners of our Sponsors and members of our management. In addition, our Parent entered into a management services agreement with affiliates of the Sponsors and, from time to time, we may enter into various other contracts with companies affiliated with our Sponsors.
Stockholders' Agreement
In connection with the Merger, our Parent entered into a stockholders' agreement with the Sponsors and certain of their affiliates. This stockholders' agreement was amended and restated in connection with the financing of the NES acquisition and again in connection with the financing of the Radvision acquisition. The stockholders' agreement contains certain restrictions on the Sponsors' and their affiliates' transfer of our Parent's equity securities, contains provisions regarding participation rights, contains standard tag-along and drag-along provisions, provides for the election of our directors and the directors of our Parent, mandates Board of Directors approval of certain matters to include the consent of each Sponsor and generally sets forth the respective rights and obligations of the stockholders who are parties to that agreement. None of our officers or directors are parties to this agreement, although certain of our non-employee directors may have an indirect interest in the agreement to the extent of their affiliations with the Sponsors.
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

Management Services Agreement and Consulting Services
Both the Company and Parent are party to a management services agreement with Silver Lake Management Company, L.L.C., an affiliate of Silver Lake, and TPG Capital Management, L.P., an affiliate of TPG, who are collectively referred to as the Managers, pursuant to which the Managers provide management and financial advisory services to us. Pursuant to the management services agreement, the Managers receive a monitoring fee of $7 million per annum, or the monitoring fees, and reimbursement on demand for out-of-pocket expenses incurred in connection with the provision of such services. In the event of a financing, acquisition, disposition or change of control transaction involving us during the term of the management services agreement, the Managers have the right to require us to pay to the Managers a fee equal to customary fees charged by internationally-recognized investment banks for serving as a financial advisor in similar transactions. The management services agreement may be terminated at any time by the Managers, but otherwise has an initial term ending on December 31, 2017 that automatically extends each December 31 for an additional year unless earlier terminated by us or the Managers. The term has automatically extended seven times since the execution of the agreement such that the current term is December 31, 2024. In the event that the management services agreement is terminated, we are required to pay a termination fee equal to the net present value of the monitoring fees that would have been payable during the remaining term of the management services agreement. Therefore, if the management services agreement were terminated as of September 30, 2014, the termination fee would be calculated using the current term ending December 31, 2024. The management services agreement contains customary exculpation and indemnification provisions in favor of the Managers and their affiliates.
In December 2013, the Company and TPG Capital Management, L.P. executed a letter agreement reducing the portion of the monitoring fees owed to TPG Capital Management, L.P. by $1,325,000 for fiscal 2014 and thereafter on an annual basis by $800,000. For fiscal 2013, the Company agreed to pay Messrs. Mohebbi and Rittenmeyer $450,000 and $75,000 for their service as Directors. For fiscal 2014, the Company also agreed to pay Messrs. Mohebbi and Rittenmeyer the fees set forth under Item 11 of this Annual Report on Form 10-K under "Executive Compensation Discussion and Analysis - Director Compensation."
In the course of business, Avaya will enter into arrangements with affiliates of the Sponsors pursuant to which consultants are engaged to provide services to the Company. For each of fiscal 2014, 2013 and 2012, expenses associated with these consulting agreements with affiliates of TPG were less than $1 million.
Notes Receivable with Parent
On October 3, 2011, Parent acquired all outstanding shares of a unified communications solutions provider. Immediately upon completing the acquisition, Parent merged the acquired entity with and into Avaya Inc., with Avaya Inc. surviving the merger. Parent funded the acquisition (including a deferred payment that was made to the former shareholders of the acquired company) in part by using the proceeds from two loans received from Avaya Inc. On October 3, 2011 and October 3, 2012, Avaya Inc. advanced to Parent $8 million and $9.6 million, respectively, in exchange for a note receivable. The principal amount of these notes plus any accrued and unpaid interest are due in full January 24, 2019 (as modified) and October 3, 2015 with interest at the rate of 1.65% (as modified) and 0.93%, respectively.
Transactions with Other Sponsor Portfolio Companies
The Sponsors are private equity firms that have investments in companies that do business with Avaya. For fiscal 2014, 2013 and 2012, we recorded $27 million, $6 million and $7 million, respectively, associated with sales of the Company's products and services to companies in which one or both of the Sponsors have investments. For fiscal 2014, 2013 and 2012, we purchased goods and services of $8 million, less than $1 million, and $2 million, respectively from companies in which one or both of the Sponsors have investments.
Financing
Term Loans Held by Sponsors
During fiscal 2013 and 2012, affiliates of TPG held a portion of the Company's outstanding term loans under the Cash Flow Credit Agreement. In fiscal 2013, certain of the term B-1 loans held by those affiliates were reclassified as term B-5 loans, $22 million of which were repaid in connection with the issuance of the 9% Senior Secured Notes. Based on the amount of the term loans that were held during fiscal 2013 and 2012, and consistent with the terms of the loan, those affiliates received payments of principal and interest (inclusive of amounts paid by the Company in connection with the issuance of the 9% Senior Secured Notes) aggregating approximately $23 million and $4 million, respectively.
During fiscal 2013 and 2012, an affiliate of Silver Lake held a portion of the Company’s outstanding term loans under the Cash Flow Credit Agreement. In fiscal 2013 the outstanding term B-1 loans held by such affiliate were reclassified as term B-5 loans. Based on the amount of the term loans that were held by an affiliate of Silver Lake during fiscal 2013 and 2012, and consistent with the terms of the loan, that affiliate received payments of principal and interest aggregating approximately $5 million and $10 million, respectively.

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
See Note 10, "Financing Arrangements," to our consolidated audited financial statements for further details on our financing arrangements.
Preferred Stock Ownership by Sponsors
In connection with the financing of the acquisition of NES, our Parent issued shares of its non-voting Series A Preferred Stock to affiliates of TPG and Silver Lake. In connection with the financing of the Radvision acquisition, our Parent issued shares of its convertible non-voting Series B Preferred Stock to affiliates of TPG and Silver Lake. For information regarding the equity holdings of affiliates of TPG and Silver Lake in our Parent, please see “Security Ownership of Certain Beneficial Owners and Management” in Item 12 of this Form 10-K.
Arrangements Involving our Directors and Executive Officers
Sponsor Board Appointments and Director Independence
Charles Giancarlo and Greg Mondre are Directors of each of the Company and of Parent and they hold the positions of Special Advisor and Managing Partner and Managing Director, respectively, of Silver Lake. John W. Marren, Afshin Mohebbi and Ronald Rittenmeyer are Directors of each of the Company and Parent and they hold the positions of Partner, Senior Advisor and Senior Advisor, respectively, of TPG.
Each of Messrs. Patel and Smith and Ms. Henry have been determined by the Board of Directors to meet the independence rules of the New York Stock Exchange and Rule 10A-3 of the Exchange Act.
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
Transactions with Expert Global Solutions Inc.
Ronald A. Rittenmeyer serves on the Board of Directors of the Company and Parent and served as Chairman, President and Chief Executive Officer of Expert Global Solutions, Inc. (formerly known as NCO Group, Inc.), or Expert Global Solutions, a global provider of business process outsourcing services until June 2014. During fiscal 2014 and 2013, the Company recorded $8.6 million and $9.3 million, respectively associated with sales of the Company’s products and services to Expert Global Solutions.
Transactions with Intuit, Inc. and The Charles Schwab Family of Funds

Kiran Patel serves on the Board of Directors of the Company and Parent, and also serves as a trustee of The Charles Schwab Family of Funds, or Charles Schwab, a mutual fund company, and, until September 2013, served as Executive Vice President and General Manager, Small Business Group of Intuit, Inc., or Intuit, a provider of financial software solutions for consumers and small businesses. During fiscal 2014, the Company recorded less than $0.2 million associated with sales of the Company's products and services to Charles Schwab. During fiscal 2013, the Company recorded less than $0.2 million and $2.5 million, respectively associated with sales of the Company’s products and services to Charles Schwab and Intuit, respectively.
Transactions with Ciena Corporation
Gary B. Smith serves on the Board of Directors of the Company and Parent and also currently serves as president, Chief Executive Officer and Director of Ciena Corporation, or Ciena, a network infrastructure company. During fiscal 2014 the Company recorded less than $0.4 million associated with sales of the Company's products and services to Ciena. The Company also purchased goods and services of less than $0.2 million from Ciena during fiscal 2014.
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
Fees for all services provided by PwC, our independent registered public accounting firm, for fiscal 2014 and 2013 are as follows:
Audit Fees
Fees for services for fiscal 2014 and 2013 related to the annual financial statement audits and the audit of effectiveness of internal control over financial reporting, reviews of quarterly financial statements filed in the reports on Form 10-Q, services in connection with SEC filings and statutory audits, approximated $6.6 million and $6.6 million, respectively.
Audit-Related Fees
Fees for audit-related services for fiscal 2014 and 2013, primarily related to other audit-related reviews in connection with the debt exchange offering, merger-related services, and pre and post implementation review procedures, approximated $0.3 million and $0.3 million, respectively.
Tax Fees - Compliance
Fees for tax compliance services for fiscal 2014 and 2013 related to services for tax compliance, tax return review and preparation, assistance with tax audits, and transfer pricing assistance, approximated $2.0 million and $1.8 million, respectively.
Tax Fees - Consulting
Fees for tax consulting services for fiscal 2014 and 2013 related to services for tax advice and consultation on various matters including acquisitions and global restructuring approximated $0.1 million and $0.8 million, respectively.
All Other Fees

Fees for other services for fiscal 2014 and 2013 consists of fees not included in the Audit, Audit-Related and Tax categories including management and business process assessments in areas such as operational improvement, restructuring and operational merger integration and assessments, conflict minerals and human resource benchmarking studies, approximated $3.6 million and $4.1 million, respectively.
Engagement of the Independent Auditor
The Audit Committee has the sole and direct authority to engage, appoint, and replace our independent auditor.
Policy Regarding the Independent Auditor
The engagement of PwC to perform audit services on behalf of the Company or any of its subsidiaries requires pre-approval from the Audit Committee before PwC is engaged to provide those services. For Fiscal 2014 and 2013, all audit services performed by PwC on behalf of the Company and its subsidiaries were so approved.
In accordance with its charter, the Audit Committee reviews non-audit services, if any, proposed to be provided by PwC to determine whether they would be compatible with maintaining PwC’s independence. The Audit Committee has established policies and procedures for the engagement of PwC to provide non-audit services which required pre-approval from the Audit Committee before PwC is engaged to provide those services. The Audit Committee reviews and pre-approves specific categories for not-audit services (that are detailed as to the particular services) that PwC is to be permitted to provide, which categories do not include any of the prohibited services set forth under applicable SEC rules and regulations. This review includes an evaluation of the possible impact of the provision of such services by PwC on its independence. For fiscal 2014 and 2013, all non-audit services performed by PwC on behalf of the Company and its subsidiaries were so approved.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Basking Ridge, State of New Jersey, on November 26, 2014.

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

Signature	Title	Date

/s/ KEVIN J. KENNEDY	Director, President and Chief Executive Officer (Principal Executive Officer)	November 26, 2014
Kevin J. Kennedy
/S/ DAVID VELLEQUETTE	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	November 26, 2014
David Vellequette
/S/ KEVIN J. MACKAY	Vice President, Controller and Chief Accounting Officer	November 26, 2014
Kevin J. MacKay
/S/ CHARLES H. GIANCARLO	Chairman of the Board of Directors	November 26, 2014
Charles H. Giancarlo
/S/ MARY HENRY	Director	November 26, 2014
Mary Henry
/S/ JOHN W. MARREN	Director	November 26, 2014
John W. Marren
/S/ AFSHIN MOHEBBI	Director	November 26, 2014
Afshin Mohebbi
/S/ GREG K. MONDRE	Director	November 26, 2014
Greg K. Mondre
/S/ KIRAN PATEL	Director	November 26, 2014
Kiran Patel
/S/ RONALD RITTENMEYER	Director	November 26, 2014
Ronald Rittenmeyer
/S/ GARY B. SMITH	Director	November 26, 2014
Gary B. Smith

The following documents are filed as Exhibits to this Annual Report on Form 10-K or incorporated by reference herein:
EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Amended and Restated Certificate of Incorporation of Avaya Inc. (Incorporated by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

3.2	Amended and Restated By-Laws of Avaya Inc. (Incorporated by reference to Exhibit 3.2.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

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

10.5
Amendment No. 3 to Credit Agreement dated August 8, 2011, by and among Avaya Inc., Citibank, N.A., as Administrative Agent, and each lender party thereto, amending the Amended and Restated Credit Agreement, dated as of February 11, 2011, by and among Avaya Inc., Avaya Holdings Corp., Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and each lender party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2011)

10.6
Amendment No. 4 to Credit Agreement, dated as of October 29, 2012, among Avaya Inc., Citibank, N.A., as Administrative Agent, and the lenders party thereto (Exhibit A to this agreement is filed as Exhibit 10.13 hereto)(Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on November 2, 2012)

10.7
Second Amended and Restated Credit Agreement, dated as of October 29, 2012, among Avaya Inc., Avaya Holdings Corp., Citibank N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and each lender from time to time party thereto (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on November 2, 2012)

10.8
Amendment No. 5 to Credit Agreement, dated as of December 21, 2012, among Avaya Inc., Citibank, N.A., as Administrative Agent, and the lenders party thereto (Annex 2 to this Agreement is filed as Exhibit 10.2 hereto) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2012)

10.9
Third Amended and Restated Credit Agreement, dated as of December 21, 2012, among Avaya Inc., Avaya Holdings Corp., Citibank N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and each lender from time to time party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2012)

10.10
Amendment No. 6 to Credit Agreement, dated as of February 13, 2013, among Avaya Inc., Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2013)

10.11
Amendment No. 7 to Credit Agreement, dated as of March 12, 2013, among Avaya Inc., Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2013)

10.12
Amendment No. 8 to Credit Agreement, dated as of February 5, 2014, among Avaya Inc., Citibank N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 11, 2014)

10.13
Pledge and Security Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Borrower, Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), certain subsidiaries of Avaya Inc. identified therein and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.14
Supplement No. 1 dated as of February 15, 2008, to the Pledge and Security Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Borrower, Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), certain subsidiaries of Avaya Inc. identified therein and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012)

10.15
Supplement No. 2 dated as of January 29, 2010, to the Pledge and Security Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Parent Borrower, Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), certain subsidiaries of Avaya Inc. identified therein and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012)

10.16
Supplement No. 3 dated as of July 20, 2012, to the Pledge and Security Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Borrower, Avaya Holdings Corp., certain subsidiaries of Avaya Inc. identified therein and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012)

Exhibit Number	Exhibit Title
10.17
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

10.21
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

10.22
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

10.23
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

10.25
Amendment No.3 to Credit Agreement, dated as of February 13, 2013, among Avaya Inc., the several Subsidiary Borrowers party thereto, Citicorp USA, Inc., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2013)

10.26
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
10.27
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

10.30
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

10.32
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

10.37	Avaya Inc. Savings Restoration Plan, as amended (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.38	Avaya Inc. Short Term Incentive Plan (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

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
10.40
Letter Agreement, dated as of December 12, 2013, by and among Avaya Holdings Corp., Avaya Inc., and TPG Capital Management, L.P.Incorporated by reference to Exhibit 10.1 to Avaya Inc.'s Current Report on Form 8-K filed with the SEC on December 17, 2013)

10.41	Avaya Holdings Corp. Second Amended and Restated 2007 Equity Incentive Plan*

10.42	Avaya Holdings Corp. Second Amended and Restated 2007 Equity Incentive Plan Restricted Stock Unit Award Agreement*

10.43	Avaya Holdings Corp. Second Amended and Restated 2007 Equity Incentive Plan Non-Statutory Stock Option Award Agreement*

10.44	Avaya Inc. Executive Committee 2011-2013 Performance Recognition Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2011)

10.45
Avaya Inc. Executive Committee Performance Recognition Plan as amended and restated effective as of October 1, 2013 (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 17, 2013)

10.46
Form of Award Agreement for the Avaya Inc. Executive Committee Performance Recognition Plan for 2011-2013 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2011)

10.47
Form of Award Agreement for the Avaya Inc. Executive Committee Performance Recognition Plan for 2014-2015 (Incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed with the SEC on December 12, 2012)

10.48
Management Stockholders’ Agreement, dated as of October 26, 2007, by and among Sierra Holdings Corp., (n/k/a Avaya Holdings Corp.) the Majority Stockholders (as defined therein) and the individuals listed on Schedule A thereto (Incorporated by reference to Exhibit 10.25 to Avaya Holdings Corp.’s Registration Statement on Form S-1 filed with the SEC on June 9, 2011)

10.49	Form of Award Agreement for 2012 Sales Incentive Program (Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed with the SEC on December 9, 2011)

10.50
Form of Segment Transformation Growth Incentive cash award agreement dated July 2013 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2013)

10.51
Form of Segment Transformation Growth Incentive restricted stock unit award agreement dated July 2013 (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2013)

10.52
Stock Purchase Agreement, dated as of February 16, 2014, by and among Avaya Inc., Avaya Government Solutions, Inc., Avaya Federal Solutions, Inc., and Camber Corporation (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on February 21, 2014)

18.1	Preferability Letter from PricewaterhouseCoopers LLP, dated November 26, 2014*

21.1	List of Subsidiaries*

31.1	Certification of Kevin J. Kennedy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of David Vellequette pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Kevin J. Kennedy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of David Vellequette pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit Number	Exhibit Title
101
The following materials from Avaya Inc.’s Annual Report on Form 10-K for the year ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at September 30, 2014 and September 30, 2013, (ii) Consolidated Statements of Operations for the fiscal years ended September 30, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Loss for the fiscal years ended September 30, 2014, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2014, 2013 and 2012, (v) Consolidated Statements of Changes in Stockholder’s Equity (Deficiency) for the fiscal years ended September 30, 2014, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements**

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