Form 10-Q
period 2014-12-31
AVAYA INC
filed 2015-02-13
CIK 1116521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of February 13, 2015, 100 shares of Common Stock, $.01 par value, of the registrant were outstanding.

When we use the terms “we,” “us,” “our,” “Avaya” or the “Company,” we mean Avaya Inc., a Delaware corporation, and its consolidated subsidiaries taken as a whole, unless the context otherwise indicates.
This Quarterly Report on Form 10-Q contains the registered and unregistered Avaya Aura®, AvayaLive, Avaya Scopia® and other trademarks or service marks of Avaya and are the property of Avaya Inc. and/or its affiliates. This Quarterly Report on Form 10-Q also contains additional tradenames, trademarks or service marks belonging to us and to other companies. We do not intend our use or display of other parties’ trademarks, tradenames or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Avaya Inc.
Consolidated Statements of Operations (Unaudited)
(In millions)

	Three months ended December 31,
	2014	2013
REVENUE
Products	$549	$574
Services	530	557
	1,079	1,131
COSTS
Products:
Costs (exclusive of amortization of acquired technology intangible assets)	203	228
Amortization of acquired technology intangible assets	9	14
Services	229	249
	441	491
GROSS PROFIT	638	640
OPERATING EXPENSES
Selling, general and administrative	374	393
Research and development	88	95
Amortization of acquired intangible assets	57	58
Restructuring charges, net	15	7
	534	553
OPERATING INCOME	104	87
Interest expense	(112)	(119)
Other income, net	14	1
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	6	(31)
Provision for income taxes of continuing operations	(3)	(26)
INCOME (LOSS) FROM CONTINUING OPERATIONS	3	(57)
Income from discontinued operations, net of income taxes	—	3
NET INCOME (LOSS)	$3	$(54)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three months ended December 31,
	2014	2013
Net income (loss)	$3	$(54)
Other comprehensive income (loss):
Pension, postretirement and postemployment benefit-related items, net of tax of $1 and $0 for the three months ended December 31, 2014 and 2013, respectively	17	11
Cumulative translation adjustment	10	(15)
Other comprehensive income (loss)	27	(4)
Comprehensive income (loss)	$30	$(58)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.
Consolidated Balance Sheets (Unaudited)
(In millions, except per share and shares amounts)

	December 31, 2014	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$328	$322
Accounts receivable, net	704	745
Inventory	192	197
Deferred income taxes, net	21	24
Other current assets	238	224
TOTAL CURRENT ASSETS	1,483	1,512
Property, plant and equipment, net	279	281
Deferred income taxes, net	46	52
Acquired intangible assets, net	1,157	1,224
Goodwill	4,047	4,047
Other assets	136	141
TOTAL ASSETS	$7,148	$7,257
LIABILITIES
Current liabilities:
Debt maturing within one year	$32	$32
Accounts payable	406	416
Payroll and benefit obligations	208	228
Deferred revenue	669	668
Business restructuring reserve, current portion	86	86
Other current liabilities	260	254
TOTAL CURRENT LIABILITIES	1,661	1,684
Long-term debt	5,973	5,991
Pension obligations	1,493	1,535
Other postretirement obligations	267	273
Deferred income taxes, net	254	249
Business restructuring reserve, non-current portion	111	119
Other liabilities	421	475
TOTAL NON-CURRENT LIABILITIES	8,519	8,642
Commitments and contingencies
STOCKHOLDER'S DEFICIENCY
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,969	2,962
Accumulated deficit	(4,828)	(4,831)
Accumulated other comprehensive loss	(1,173)	(1,200)
TOTAL STOCKHOLDER'S DEFICIENCY	(3,032)	(3,069)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY	$7,148	$7,257

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three months ended December 31,
	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$3	$(54)
Income from discontinued operations, net of income taxes	—	3
Income (loss) from continuing operations	3	(57)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	94	119
Share-based compensation	7	6
Amortization of debt issuance costs	3	4
Accretion of debt discount	1	—
Deferred income taxes, net	(6)	(11)
Unrealized (gain) loss on foreign currency exchange	(13)	2
Changes in operating assets and liabilities:
Accounts receivable	42	27
Inventory	3	19
Accounts payable	(3)	30
Payroll and benefit obligations	(35)	(55)
Business restructuring reserve	(3)	(24)
Deferred revenue	(1)	(1)
Other assets and liabilities	(28)	(2)
NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	64	57
NET CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES	—	7
NET CASH PROVIDED BY OPERATING ACTIVITIES	64	64
INVESTING ACTIVITIES:
Capital expenditures	(33)	(32)
Capitalized software development costs	—	(1)
Acquisition of businesses, net of cash acquired	(3)	(11)
Proceeds from sale-leaseback transactions	12	—
Proceeds from sale of investments	—	1
Other investing activities, net	(2)	—
NET CASH USED FOR INVESTING ACTIVITIES	(26)	(43)
FINANCING ACTIVITIES:
Proceeds from borrowings under multi-currency revolver	20	—
Repayments of borrowings under multi-currency revolver	(30)	—
Repayment of long-term debt	(9)	(9)
Other financing activities, net	(3)	(1)
NET CASH USED FOR FINANCING ACTIVITIES	(22)	(10)
Effect of exchange rate changes on cash and cash equivalents	(10)	1
NET INCREASE IN CASH AND CASH EQUIVALENTS	6	12
Cash and cash equivalents at beginning of period	322	288
Cash and cash equivalents at end of period	$328	$300

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
The Company sells directly through its worldwide sales force and through its global network of channel partners. As of December 31, 2014, Avaya had approximately 11,100 channel partners, including distributors, service providers, dealers, value-added resellers, system integrators and business partners that provide sales and service support.
Merger
Avaya is a wholly owned subsidiary of Avaya Holdings Corp., a Delaware corporation (“Parent”). Parent was formed by affiliates of two private equity firms, Silver Lake Partners (“Silver Lake”) and TPG Capital (“TPG”) (collectively, the “Sponsors”). Silver Lake and TPG, through Parent, acquired Avaya in a transaction that was completed on October 26, 2007 (the “Merger”).
Acquisition of the Enterprise Solutions Business of Nortel Networks Corporation
On December 18, 2009, Avaya acquired certain assets and assumed certain liabilities of the enterprise solutions business (“NES”) of Nortel Networks Corporation out of bankruptcy court proceedings, for an adjusted purchase price of $933 million. The terms of the acquisition did not include any significant contingent consideration arrangements.
Acquisition of RADVISION Ltd.
On June 5, 2012, Avaya acquired RADVISION Ltd. (“Radvision”) for $230 million. Radvision is a global provider of videoconferencing and telepresence technologies over internet protocol (“IP”) and wireless networks. The terms of the acquisition did not include any significant contingent consideration arrangements.
Divestiture of IT Professional Services Business
On March 31, 2014, the Company completed the sale of its IT Professional Services (“ITPS”) business for a final sales price of $101 million, inclusive of $3 million of working capital adjustments and net of $2 million in costs to sell. See Note 4, “Divestiture - IT Professional Services Business,” for further details.
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements as of December 31, 2014 and for the three months ended December 31, 2014 and 2013 include the accounts of Avaya Inc. and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements, and should be read in conjunction with the Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2014, which were included in the Company’s Annual Report on Form 10-K filed with the SEC on November 26, 2014. The significant accounting policies used in preparing these unaudited interim Consolidated Financial Statements are the same as those described in Note 2 to those audited Consolidated Financial Statements except for recently adopted accounting guidance as discussed in Note 2 “Recent Accounting Pronouncements” of these unaudited interim Consolidated Financial Statements. In management’s opinion, these unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated.
As a result of the divestiture of the ITPS business, the results of operations and cash flows of this business have been classified as discontinued operations in all periods presented. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

2.	Recent Accounting Pronouncements
New Accounting Guidance Recently Adopted
Reporting of Unrecognized Tax Benefits
In the first quarter of fiscal 2015, the Company adopted Accounting Standards Update ("ASU") No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The standard requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs are required to be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. The relevant presentation and disclosures have been applied prospectively and the Company has reclassed amounts from other liabilities to deferred tax liabilities.
Recent Accounting Guidance Not Yet Effective
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09 “Revenue from Contracts with Customers.” The standard supersedes most of the current revenue recognition guidance under U.S. GAAP and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers.  The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2018; early adoption is not permitted. The ASU may be applied retrospectively (a) to each reporting period presented or (b) with the cumulative effect in retained earnings at the beginning of the adoption period. The Company is currently evaluating the method of adoption and the impact that the adoption of this accounting guidance may have on its Consolidation Financial Statements.
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
In January 2015, the FASB issued ASU No. 2015-01 "Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." The standard eliminated from U.S. GAAP the concept of extraordinary items. This accounting guidance is effective for the Company on a prospective basis beginning in the first quarter of fiscal 2016 and is not expected to have a material effect on its Consolidated Financial Statements.

3.	Business Combination
On October 1, 2013, Avaya acquired IT Navigator, Ltd. (“IT Navigator”), a global provider of Cloud, social media and management products and services. The integration of the Avaya and IT Navigator portfolios has added key management reporting and social media capabilities and enhanced Avaya's Cloud as well as its unified communication and contact center products. These unaudited Consolidated Financial Statements include the operating results of IT Navigator since October 1, 2013. The terms of the acquisition did not include any significant contingent consideration arrangements. There were no significant acquisitions during the three months ended December 31, 2014.

4.	Divestitures
IT Professional Services Business
On March 31, 2014, the Company completed the sale of the ITPS business of its wholly-owned subsidiary, Avaya Government Solutions Inc. for an initial sales price of $98 million, net of $2 million in costs to sell and subject to working capital and other customary price adjustments. Subsequent to the sale, positive working capital adjustments of $3 million were identified, and the final sales price of the ITPS business as adjusted is $101 million. The ITPS business, which was part of the Avaya Global Services segment, provides specialized information technology services exclusively to government customers in the U.S. The Company retained its Federal product sales and services teams and continues to sell unified communications, collaboration, contact center and networking products and services to Federal, state and municipal governments under the name Avaya Government Solutions.

Discontinued Operations
Summarized financial information relating to the Company's discontinued operations are as follows:

In millions	Three months ended December 31, 2013
SERVICES REVENUE	$27
INCOME FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	$4
Provision for income taxes from discontinued operations	(1)
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	$3
Technology Business Unit
On July 31, 2014, the Company completed the sale of assets and liabilities associated with the Technology Business Unit ("TBU") for a final sales price of $26 million. TBU, which was acquired as part of the Radvision acquisition, is a software development business that licenses technologies to developers for their use and integration into their own products and includes protocol stacks, client framework solutions, and network testing and monitoring tools.

5.	Goodwill and Acquired Intangible Assets
Goodwill
Goodwill is not amortized but is subject to periodic testing for impairment in accordance with GAAP at the reporting unit level which is one level below the Company’s operating segments. The test for impairment is conducted annually each July 1st or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
The Company determined that no events occurred or circumstances changed during the three months ended December 31, 2014 and 2013 that would more likely than not reduce the fair value of any of the Company's reporting units below their respective carrying amounts. However, if market conditions deteriorate, it may be necessary to record impairment charges in the future.
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
Intangible assets determined to have indefinite useful lives are not amortized but are tested for impairment annually each July 1st or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Certain of the Company’s trademarks and trade names are expected to generate cash flow indefinitely. Consequently, these assets are classified as indefinite-lived intangibles.
The Company determined that no events had occurred or circumstances changed during the three months ended December 31, 2014 and 2013 that would indicate that its long-lived assets, including intangible assets with finite lives, may not be recoverable or that it is more likely than not that its intangible assets with indefinite lives are impaired. However, if market conditions deteriorate, it may be necessary to record impairment charges in the future.

6.	Supplementary Financial Information
Supplemental Operations Information

	Three months ended December 31,
In millions	2014	2013
OTHER INCOME, NET
Gain on foreign currency transactions	$6	$2
Change in certain tax indemnifications	9	—
Other, net	(1)	(1)
Total other income, net	$14	$1

7.	Business Restructuring Reserve and Programs
Fiscal 2015 Restructuring Program
During fiscal 2015, the Company continued to identify opportunities to streamline operations and generate costs savings which included eliminating employee positions. During the three months ended December 31, 2014, the Company recognized restructuring charges of $15 million, net. These charges included employee separation costs of $11 million primarily associated with fiscal 2015 employee severance actions in the U.S. and Europe, Middle East and Africa ("EMEA"). As the Company continues to evaluate and identify additional operational synergies, additional cost saving opportunities may exist.
The following table summarizes the components of the fiscal 2015 restructuring program during the three months ended December 31, 2014:

In millions	Employee Separation Costs	Lease Obligations	Total
2015 restructuring charges	$11	$—	$11
Cash payments	(2)	—	(2)
Balance as of December 31, 2014	$9	$—	$9
Fiscal 2014 Restructuring Program
During fiscal 2014, the Company continued to identify opportunities to streamline operations and generate costs savings which included exiting facilities and eliminating employee positions. Restructuring charges recorded during fiscal year 2014 associated with these initiatives, net of adjustments to previous periods, were $165 million. These charges included employee separation costs of $155 million, primarily associated with employee severance actions of $123 million in EMEA and $24 million in the U.S. The EMEA charges include approved plans in the third and fourth quarters of fiscal 2014 for the elimination of 121 and 165 positions and resulted in a charge of $26 million and $39 million, respectively, for which the related payments are expected to be completed in fiscal 2019. The separation charges include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. The charges in the U.S. included an enhanced separation plan that was offered to certain employees that will result in the elimination of 172 positions and a restructuring charge of $10 million, for which the related payments are expected to be completed in fiscal 2015.
Restructuring charges also included $9 million of lease obligations primarily in the U.S. The future lease obligations, net of estimated sublease income, related to operating lease obligations for unused space in connection with vacating or consolidating facilities during fiscal 2014 are expected to continue through fiscal 2022.

The following table summarizes the components of the fiscal 2014 restructuring program during the three months ended December 31, 2014:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of October 1, 2014	$115	$7	$122
Cash payments	(7)	(1)	(8)
Adjustments (1)	—	1	1
Impact of foreign currency fluctuations	(3)	—	(3)
Balance as of December 31, 2014	$105	$7	$112

(1)
Included in adjustments are changes in estimates, whereby all increases and decreases in costs related to the fiscal 2014 restructuring program are recorded to the restructuring charges line item in operating expenses in the period of the adjustment.

Fiscal 2008 through 2013 Restructuring Programs
During fiscal years 2008 through 2013, the Company identified opportunities to streamline operations and generate cost savings which included exiting facilities and eliminating employee positions. The payments related to the headcount reductions identified in those programs are expected to be completed in fiscal 2018. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities are expected to continue through fiscal 2021.
The following table aggregates the remaining components of the fiscal 2008 through 2013 restructuring programs during the three months ended December 31, 2014:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of October 1, 2014	$9	$74	$83
Cash payments	(2)	(5)	(7)
Adjustments (1)	1	2	3
Impact of foreign currency fluctuations	(1)	(2)	(3)
Balance as of December 31, 2014	$7	$69	$76

(1)
Included in adjustments are changes in estimates, whereby all increases and decreases in costs related to the fiscal 2009 through 2013 restructuring programs are recorded to the restructuring charges line item in operating expenses in the period of the adjustment. Included in adjustments are changes in estimates whereby all increases in costs related to the fiscal 2008 restructuring reserve are recorded in the restructuring charges line item in operating expenses in the period of the adjustments and decreases in costs are recorded as adjustments to goodwill.

In furtherance of the restructuring programs noted above and cost saving initiatives to consolidate facilities, on January 14, 2014, the Company completed the sale of its Westminster, Colorado facility. In connection with the sale of the facility, in December 2013 the Company changed its estimate of the salvage value and the useful life of the building to reflect the expected sales price and closing date for the sale, respectively. The changes to the estimated salvage value and the useful life resulted in $16 million of additional depreciation expense for the three months ended December 31, 2013.

8.	Financing Arrangements
In connection with the Merger, on October 26, 2007, the Company entered into financing arrangements consisting of a senior secured credit facility, a senior unsecured credit facility, which later became senior unsecured notes, and a senior secured multi-currency asset-based revolving credit facility, certain of which arrangements were amended on December 18, 2009 in connection with the acquisition of NES and amended on February 11, 2011 in connection with a debt refinancing. During fiscal 2014, the Company entered into transactions to refinance certain term loans under its senior secured credit facility with a new tranche of term loans. Also during fiscal 2014, the Company redeemed its senior unsecured notes due 2015 through cash on-hand and borrowings under the Company's revolving credit facilities.

Long-term debt consists of the following:

In millions	December 31, 2014	September 30, 2014
Variable rate senior secured multi-currency asset-based revolving credit facility due October 26, 2016	$40	$40
Variable rate senior secured multi-currency revolver due October 26, 2016	80	90
Variable rate senior secured term B-3 loans due October 26, 2017	2,096	2,102
Variable rate senior secured term B-4 loans due October 26, 2017	1	1
Variable rate senior secured term B-6 loans due March 31, 2018	1,125	1,128
7% senior secured notes due April 1, 2019	1,009	1,009
9% senior secured notes due April 1, 2019	290	290
10.50% senior secured notes due March 1, 2021	1,384	1,384
Unaccreted discount	(20)	(21)
	6,005	6,023
Debt maturing within one year	(32)	(32)
Long-term debt	$5,973	$5,991
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
On May 15, 2014, Avaya redeemed 100% of the aggregate principal amount of the Company’s 10.125%/10.875% senior unsecured PIK toggle notes due 2015 and 9.75% senior unsecured cash-pay notes due 2015 at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest, or $92 million and $58 million, respectively. The redemption price of $150 million was funded through cash on-hand of $10 million, borrowings of $100 million under the revolver portion of the Cash Flow Credit Agreement (the “CF Draw”) and borrowings of $40 million under the senior secured asset-based credit facility (the “ABL Draw”).
The senior secured multi-currency revolver available under the Cash Flow Agreement allows for borrowings of up to $200 million. At December 31, 2014 and September 30, 2014, there were borrowings of $80 million and $90 million, respectively, in addition to $4 million and $0 million of issued and outstanding letters of credit with the aggregate remaining revolver availability of $116 million and $110 million, respectively.
The Company's senior secured multi-currency asset-based revolving credit facility allows for borrowings of up to $335 million subject to availability under a borrowing base, of which $150 million may be in the form of letters of credit. The borrowing base at any time equals the sum of 85% of eligible accounts receivable plus 85% of the net orderly liquidation value of eligible inventory, subject to certain reserves and other adjustments. At December 31, 2014 and September 30, 2014, the Company had aggregate borrowings of $40 million and $40 million, respectively, in addition to $139 million and $79 million of issued and outstanding letters of credit with aggregate remaining revolver availability of $110 million and $207 million, respectively.
The weighted average contractual interest rate of the Company’s outstanding debt as of December 31, 2014 and September 30, 2014 was 6.9% and 6.9%, respectively. As of December 31, 2014 and September 30, 2014, the Company was not in default under any of its agreements.
Annual maturities of long-term debt for the next five years ending September 30 and thereafter consist of:

In millions
Remainder of fiscal 2015	$29
2016	39
2017	158
2018	3,116
2019	1,299
2020 and thereafter	1,384
Total	$6,025

Capital Lease Obligations
Included in other liabilities is $65 million and $59 million of capital lease obligations, net of imputed interest as of December 31, 2014 and September 30, 2014, respectively, which includes assets under a sale-leaseback arrangement and an office facility.
On August 20, 2014, the Company entered into an agreement to outsource certain delivery services associated with the Avaya Private Cloud Services business. That agreement also included the sale of specified assets owned by the Company which are being leased-back by Avaya and accounted for as a capital lease. Under the terms of the agreement, additional financing is also available to Avaya and its subsidiaries of up to $24 million per year for the sole purpose of financing the use of equipment for the performance of services under the agreement, provided that no material adverse change with respect to the Company has occurred or is continuing as of the date any such financing is requested. During the three months ended December 31, 2014 the Company received $12 million in cash proceeds in connection with financing the use of equipment for the performance services under this agreement. As of December 31, 2014 and September 30, 2014, capital lease obligations associated with this agreement were $49 million and $40 million, respectively.

9.	Derivatives and Other Financial Instruments
Interest Rate Swaps
From time to time, the Company has entered into interest rate swap agreements to manage the amount of its floating rate debt in order to reduce its exposure to variable rate interest payments associated with certain borrowings under the Cash Flow Credit Agreement. As of September 30, 2013, each of these agreements has reached maturity and there are no outstanding interest rate swap agreements.
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
The gains and (losses) of the foreign currency forward contracts included in other income (expense), net were $(4) million and less than $1 million for the three months ended December 31, 2014 and 2013, respectively.
The following table summarizes the estimated fair value of the foreign currency forward contracts:

In millions
Balance Sheet Location	December 31, 2014	September 30, 2014
Other current assets	$1	$—
Other current liabilities	(2)	(2)
Net Asset (Liability)	$(1)	$(2)

10.	Fair Value Measures
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
Asset and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and September 30, 2014 were as follows:

	December 31, 2014
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
The principal amount of these notes plus any accrued and unpaid interest are due in full January 24, 2019 (as modified) and October 28, 2017 (as modified) with interest at the rate of 1.65% (as modified) and 1.85% (as modified) per annum, respectively. These notes are included in other assets in the Company's Consolidated Balance Sheets. The estimated fair value of the $8 million note receivable was $7 million and $6 million at December 31, 2014 and September 30, 2014, respectively. The estimated fair value of the $10 million note receivable was $8 million and $9 million at December 31, 2014 and

September 30, 2014, respectively. The estimated fair value of each note was determined based on a Level 2 input using discounted cash flow techniques.
The estimated fair values of the amounts borrowed under the Company's revolving credit facilities at December 31, 2014 were estimated based on a Level 2 input using discounted cash flow techniques. Significant inputs to the discounted cash flow model include projected future cash flows based on projected LIBOR rates, and the average margin for companies with similar credit ratings and similar maturities. The estimated fair values of all other amounts borrowed under the Company’s financing arrangements at December 31, 2014 and September 30, 2014 were estimated based on a Level 2 input using quoted market prices for the Company’s debt which is subject to infrequent transactions (i.e. a less active market).
The estimated fair values of the amounts borrowed under the Company’s credit agreements at December 31, 2014 and September 30, 2014 are as follows:

	December 31, 2014		September 30, 2014
In millions	Principal Amount	Fair Value	Principal Amount	Fair Value
Variable rate senior secured multi-currency asset-based revolving credit facility due October 26, 2016	$40	$37	$40	$38
Variable rate senior secured multi-currency revolver due October 26, 2016	80	76	90	86
Variable rate senior secured term B-3 loans due October 26, 2017	2,096	2,011	2,102	2,002
Variable rate senior secured term B-4 loans due October 26, 2017	1	1	1	1
Variable rate senior secured term B-6 loans due March 31, 2018	1,125	1,107	1,128	1,116
7% senior secured notes due April 1, 2019	1,009	986	1,009	975
9% senior secured notes due April 1, 2019	290	296	290	294
10.50% senior secured notes due March 1, 2021	1,384	1,168	1,384	1,204
Total	$6,025	$5,682	$6,044	$5,716

11.	Income Taxes
The provision for income taxes of continuing operations for the three months ended December 31, 2014 and 2013 was $3 million and $26 million, respectively.
The effective income tax rate for the three months ended December 31, 2014 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) net reductions for unrecognized tax benefits resulting from the lapse of statute of limitations offset by increases due to tax positions taken during the current period, (4) recognition of a $6 million income tax benefit related to the correction of prior period valuation allowances on deferred tax assets, and (5) recognition of a $1 million income tax benefit as a result of net gains in other comprehensive income.
During the three months ended December 31, 2014, the Company recorded a tax charge of $1 million to other comprehensive income relating to gains associated with the Company's pension benefits. As a result of the charge to other comprehensive income for these tax effects the Company recognized an income tax benefit in continuing operations as less current period valuation allowance was required against the Company's deferred tax assets.
During the three months ended December 31, 2014, the Company recorded a correction to prior period valuation allowance on deferred tax assets. This adjustment decreased the provision for income taxes of continuing operations by $6 million; prior to this adjustment, the Company's provision for income taxes of continuing operations was $9 million for the three months ended December 31, 2014. The Company evaluated the correction in relation to the three months ended December 31, 2014, the expected full year results for fiscal 2015, as well as the period in which the adjustment originated, and concluded that the adjustment was not material to the current or any prior fiscal year.
The effective rate for the three months ended December 31, 2013 differs from the statutory U.S. federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss and (2) changes in the valuation allowance established against the Company’s deferred tax assets.
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
management employees effective December 31, 2003. The Company also amended the postretirement plan for its
U.S. management employees effective January 1, 2013, to terminate retiree dental coverage, and to cease providing medical and prescription drug coverage to a retiree, dependent, or lawful spouse who has attained age 65, and effective January 1, 2015, to reduce the Company's maximum contribution toward the cost of providing benefits under the plan.

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

The components of the pension and postretirement net periodic benefit cost (credit) for the three months ended December 31, 2014 and 2013 are provided in the table below:

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits - U.S.
	Three months ended December 31,		Three months ended December 31,		Three months ended December 31,
In millions	2014	2013	2014	2013	2014	2013
Components of Net Periodic Benefit Cost
Service cost	$1	$1	$2	$2	$—	$—
Interest cost	34	36	4	5	5	6
Expected return on plan assets	(44)	(42)	(1)	—	(2)	(3)
Amortization of unrecognized prior service cost	—	—	—	—	(3)	(3)
Amortization of previously unrecognized net actuarial loss	24	21	2	1	1	1
Net periodic benefit cost	$15	$16	$7	$8	$1	$1
The Company's general funding policy with respect to its U.S. qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable laws and regulations. For the three month period ended December 31, 2014, the Company made contributions of $13 million to satisfy minimum statutory funding requirements. Estimated payments to satisfy minimum statutory funding requirements for the remainder of fiscal 2015 are $79 million.
The Company provides certain pension benefits for U.S. employees, which are not pre-funded, and certain pension benefits for non-U.S. employees, the majority of which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed or premiums are paid. For the three month period ended December 31, 2014, the Company made payments for these U.S. and non-U.S. pension benefits totaling $2 million and $4 million, respectively. Estimated payments for these U.S. and non-U.S. pension benefits for the remainder of fiscal 2015 are $5 million and $25 million, respectively.
During the three months ended December 31, 2014, the Company contributed $7 million to the represented employees’ post-retirement health trust to fund current benefit claims and costs of administration in compliance with the terms of the 2009 agreements between the Company and the CWA and IBEW, as extended through June 13, 2016 and June 7, 2014, respectively. Estimated contributions under the terms of the 2009 agreements are $30 million for the remainder of fiscal 2015.
The Company also provides certain retiree medical benefits for U.S. employees, which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed. For the three month period ended December 31, 2014, the Company made payments totaling $2 million for these retiree medical benefits. Estimated payments for these retiree medical benefits for the remainder of fiscal 2015 are $1 million.

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
Summarized financial information relating to the Company’s reportable segments is shown in the following table:

	Three months ended December 31,
In millions	2014	2013
REVENUE
Global Communications Solutions	$481	$507
Avaya Networking	68	67
Enterprise Collaboration Solutions	549	574
Avaya Global Services	530	557
	$1,079	$1,131
GROSS PROFIT
Global Communications Solutions	$314	$314
Avaya Networking	32	32
Enterprise Collaboration Solutions	346	346
Avaya Global Services	302	308
Unallocated Amounts (1)	(10)	(14)
	638	640
OPERATING EXPENSES
Selling, general and administrative	374	393
Research and development	88	95
Amortization of intangible assets	57	58
Restructuring charges, net	15	7
	534	553
OPERATING INCOME	104	87
INTEREST EXPENSE AND OTHER INCOME, NET	(98)	(118)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$6	$(31)

(1)
Unallocated Amounts in Gross Profit include the effect of the amortization of acquired technology intangibles and costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level.

14.	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss as of December 31, 2014 and 2013 are summarized as follows:

In millions	Change in unamortized pension, postretirement and postemployment benefit-related items	Foreign Currency Translation	Other	Accumulated Other Comprehensive Loss
Balance as of October 1, 2014	$(1,150)	$(49)	$(1)	$(1,200)
Other comprehensive income before reclassifications	—	10	—	10
Amounts reclassified to earnings	18	—	—	18
Provision for income taxes	(1)	—	—	(1)
Balance as of December 31, 2014	$(1,133)	$(39)	$(1)	$(1,173)

In millions	Change in unamortized pension, postretirement and postemployment benefit-related items	Foreign Currency Translation	Other	Accumulated Other Comprehensive Loss
Balance as of October 1, 2013	$(949)	$(56)	$(1)	$(1,006)
Other comprehensive loss before reclassifications	—	(15)	—	(15)
Amounts reclassified to earnings	11	—	—	11
Balance as of December 31, 2013	$(938)	$(71)	$(1)	$(1,010)
The amounts reclassified out of accumulated other comprehensive loss into the Consolidated Statements of Operations prior to the impact of income taxes, with line item location, during the three months ended December 31, 2014 and 2013 were as follows:

	Three months ended December 31,
In millions	2014	2013	Line item in Statements of Operations
Change in unamortized pension, postretirement and postemployment benefit-related items	$5	$3	Costs - Products
	5	3	Costs - Services
	7	4	Selling, general and administrative
	1	1	Research and development
Total amounts reclassified to operations	$18	$11

15.	Commitments and Contingencies
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
Following the jury verdict, TLI/Continuant sought an injunction regarding the Company’s ongoing business operations. On June 30, 2014, a federal judge rejected the demands of TLI/Continuant’s proposed injunction and stated that “only a narrow injunction is appropriate.” Instead, the judge issued an order relating to customers who purchased an Avaya PBX system between January 1, 1990 and April 30, 2008 only. Those customers and their agents will have free access to the on demand maintenance commands that were installed on their systems at the time of the purchase transaction. The court specified that this right “does not extend to access on a system purchased after April 30, 2008.” Consequently, the injunction affects only systems sold more than six years ago. The judge denied all other requests TLI/Continuant made in its injunction filing. The Company is complying with the injunction.
The Company and TLI/Continuant filed post-trial motions seeking to overturn the jury’s verdict, which motions were denied. In September 2014, the Court entered judgment in the amount of $63 million, which included the jury's award of $20 million, subject to automatic trebling, or $60 million, plus prejudgment interest in the amount of $3 million. On October 10, 2014, the Company filed a Notice of Appeal, and on October 23, 2014, TLI/Continuant filed a Notice of Conditional Cross-Appeal. On October 23, 2014, the Company filed its supersedeas bond with the Court in the amount of $63 million, which includes an amount for post-judgment interest and stays execution of the judgment while the matter is on appeal. The Company secured posting of the bond through the issuance of a letter of credit under its existing credit facilities. On November 10, 2014, TLI/Continuant made an application for attorney's fees, expenses and costs, seeking approximately $60 million, which the Company intends to contest. Once required, and in order to stay the enforcement of any award for attorney’s fees, expenses and costs, on appeal or otherwise, the Company will post a bond in the amount of the award for attorney’s fees, expenses and costs, plus interest. The Company expects to secure posting of the bond through existing resources and may use any or a combination of the issuance of one or more letters of credit under its existing credit facilities and cash on hand.
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
Intellectual Property and Commercial Disputes
In the ordinary course of business, the Company is involved in litigation alleging it has infringed upon third parties’ intellectual property rights, including patents and copyrights; some litigation may involve claims for infringement against customers, distributors and resellers by third parties relating to the use of Avaya’s products, as to which the Company may provide indemnifications of varying scope to certain parties. The Company is also involved in litigation pertaining to general commercial disputes with customers, suppliers, vendors and other third parties including royalty disputes. These matters are on-going and the outcomes are subject to inherent uncertainties. As a result, the Company cannot be assured that any such matter will not have a material adverse effect on its financial position, results of operations or cash flows.
Other
In October 2009, a group of former employees of Avaya’s former Shreveport, Louisiana manufacturing facility brought suit in Louisiana state court, naming as defendants Alcatel-Lucent USA, Inc., Lucent Technologies Services Company, Inc., and

AT&T Technologies, Inc. The former employees allege hearing loss due to hazardous noise exposure from the facility dating back over forty years, and stipulate that the total amount of each individual’s damages does not exceed fifty thousand dollars. In February 2010 plaintiffs amended their complaint to add the Company as a named defendant. There are 101 plaintiffs in the case.  The Louisiana Supreme Court has been presented a legal issue in a different case not involving the Company that could impact the outcome of this case; as a result, the trial court has stayed this matter pending resolution of the Supreme Court decision. At this time an outcome cannot be predicted however, because the amounts of the claims individually and in the aggregate are not material, the Company believes the outcome of this matter will not have a material adverse effect on the manner in which it does business, its financial position, results of operations, or cash flows.
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

In millions
Balance as of October 1, 2014	$13
Reductions for payments and costs to satisfy claims	(3)
Accruals for warranties issued during the period	2
Balance as of December 31, 2014	$12
Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements
Letters of Credit
As of December 31, 2014, the Company had outstanding an aggregate of $183 million in irrevocable letters of credit which ensure the Company's performance or payment to third parties.  Included in this amount is $143 million issued under its $535 million committed revolving credit facilities, which facilities are available through October 26, 2016.  Also included is $40 million of letters of credit issued under uncommitted facilities.
Surety Bonds
The Company arranges for the issuance of various types of surety bonds, such as license, permit, bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. These bonds vary in duration although most are issued and outstanding from three months to three years. These bonds are backed by $71 million of the Company’s letters of credit and includes the $63 million supersedeas bond filed with the Court in the TLI/Continuant matter discussed above. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $76 million as of December 31, 2014. Historically, no surety bonds have been drawn upon.
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
Long-Term Cash Incentive Bonus Plan
Parent has established a long-term incentive cash bonus plan (“LTIP”). Under the LTIP, Parent will make cash awards available to compensate certain key employees upon the achievement of defined returns on the Sponsors’ initial investment in the Parent (a “triggering event”). Parent has authorized LTIP awards covering a total of $60 million, of which $26 million in awards were outstanding as of December 31, 2014. The Company will begin to recognize compensation expense relative to the LTIP awards upon the occurrence of a triggering event (e.g., a sale or initial public offering). As of December 31, 2014, no compensation expense associated with the LTIP has been recognized.
Credit Facility Indemnification
In connection with its obligations under the credit facilities described in Note 8, “Financing Arrangements,” the Company has agreed to indemnify the third-party lending institutions for costs incurred by the institutions related to changes in tax law or other legal requirements. While there have been no amounts paid to the lenders pursuant to this indemnity in the past, there can be no assurance that the Company will not be obligated to indemnify the lenders under this arrangement in the future. As of December 31, 2014, no amounts have been accrued pursuant to this indemnity.
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
Our accompanying unaudited interim Consolidated Financial Statements as of December 31, 2014 and for the three months ended December 31, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission, or the SEC, for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2014, which were included in our Annual Report on Form 10-K filed with the SEC on November 26, 2014. In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated.
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
Our products and services portfolio spans software, hardware, professional and support services, and cloud services. These fall under three reporting segments:
•Global Communications Solutions, or GCS, encompass all of our real-time collaboration, contact center and unified communications software and hardware. Unified communications integrates real-time communication services including telephony, e-mail, instant messaging and video. Examples in GCS include audio conferencing systems; mobile video software, software that runs contact center operations such as call routing; software that enables mobile access to the company network for employees; and hardware such as phones, gateways, and servers. This reporting segment also includes a development platform, which allows our customers and third parties to adapt our technology by creating custom applications, workflows, and environments for their unique needs and allows them to integrate Avaya’s capabilities into their existing infrastructure. GCS also includes cloud-supporting software and hardware products, which make it possible to use our contact center and unified communications products via the cloud.
•Avaya Networking includes our advanced fabric networking technology which offers a virtualized network designed to be simple to deploy, agile and resilient. This reporting segment also includes products such as Ethernet switches and routers; wireless networking; and access control products that enforce role- and policy- based access to the network. Our fabric networking technology is flexible and extensible to legacy network systems, which gives customers the option to upgrade to new contact center and unified communications technology while maintaining their existing infrastructure, if desired.
•Avaya Global Services, or AGS, includes professional and support services designed to help our customers maximize the benefits of using our products and technology. Our services include support for implementation, deployment, monitoring, troubleshooting, optimization, and more. This reporting segment also includes our cloud and managed services, which enable customers to take advantage of our technology in a private, hybrid, or public cloud environment. The majority of our revenue in this reporting segment is recurring in nature, based on multi-year services contracts.
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
Our Products and Services
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
We aim to be the leader in our industry in addressing the customer needs and priorities resulting from recent trends and emerging challenges. We have invested in open, mobile enterprise communication and collaboration platforms and are well poised to serve a broad range of needs, from servicing old phone systems to deploying leading edge call center technology via the cloud. While we remain committed to our legacy capabilities and the customers who rely on them, in the past several years we have also responded to the emerging landscape by evolving our market and product approach in three important ways.

•
We have invested in research and development and new technologies to develop and provide more comprehensive contact center, unified communications, and networking products and services, continuing our focus on the enterprise while expanding the value we can provide to midmarket customers.

•
We have evolved our product design philosophy, anticipating demand for products that are cloud- and mobile enabled. We also design our products to be flexible extensible, secure and reliable. This allows our customers to transition from old communications and collaboration technology to newer technology in a way that is manageable and cost-effective.

•
We have increased our focus on packaging our products and services into “solutions” including Customer Engagement Solutions, Team Engagement Solutions, and Networking Solutions. These solutions address the challenges faced by our customers and offer the advantage of being customizable where necessary to meet customer needs.

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
Team Engagement Solutions
Avaya Team Engagement Solutions are designed to offer businesses the simplicity of a single solution to address workforce communication and collaboration needs, including via mobile devices. These solutions are made up predominately of our real-time collaboration and unified communications products and services, and supported by our networking technology and development environment. Some of the benefits of Avaya Team Engagement Solutions include:

•
Communications modernization: Avaya helps modernize communications ecosystems by centralizing, consolidating and virtualizing underlying technology infrastructures and making applications available via the cloud. This model is designed to account for mobile device usage, reduce total cost of ownership for the entire collaboration environment and allow firms to transition from a capital expenditure to operating expenditure model. For example, an Avaya private cloud solution can be implemented to integrate virtualized voice, email, video, messaging, chat and conferencing capabilities. This enables cloud access to communications tools for desk-based and remote workers and improves security, delivering total cost of ownership efficiencies and rapid payback.

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

Examples of GCS products that may be part of a Customer or Team Engagement solution include, but are not limited to:
Avaya Aura Conferencing: A combination of hardware and software that provides simple access to multi-media collaboration. In the same application users can use voice, video, chat, and web conferencing. Based on the Avaya Aura architecture, Avaya Aura Conferencing is distributed and scalable to thousands of users. Its modular conception allows the system to be dimensioned appropriately in terms of video or web content servers or voice communications manager. The complementary Avaya Video Conferencing infrastructure includes Avaya Scopia Elite Multipoint Conferencing Units, or MCUs, reliable and highly scalable multi-party video conferencing platforms for enterprise and service provider environments. They offer advanced and easy-to-use multi-party infrastructure for video conferencing and are at the core of a high definition deployment. In addition, gateways for Microsoft Lync and Session Initiation Protocol, or SIP, provide connectivity and interoperability with unified communications products to standards-based video conferencing systems and infrastructure.
Avaya Aura Core: A next-generation architecture powering our customers’ communications and collaboration services. Based on IMS, an industry standard defined by 3GPP, this core (a blend of hardware and software) provides a flat communications control and management function using SIP methods. Unlike point-to-point SIP, or even standard client server SIP approaches used by most of our competitors, the Avaya Aura Core uses the SIP-ISC, or IMS Service Control, signaling standard to allow multiple independent applications to serve communication sessions. Avaya Aura can scale to hundreds of thousands of users, serving the small enterprise all the way through the largest enterprise customers in the world.
Avaya Aura Contact Center: Avaya Aura Contact Center lets customers connect with a company in ways beyond phone calls, including via text, IM, email, and chat. The omni-channel contact center solution gives agents the context (real-time and historical) to deliver a differentiated customer experience. It is designed to provide a unified, efficient, and highly personalized experience that builds brand and customer loyalty.
Avaya Aura Call Center Elite: With intelligent routing and resource selection features, Avaya Aura Call Center Elite allows a business to determine if its customers should be served by the least busy agent, the first available agent, or the agent with skills that best match the customer’s needs. Calls can be routed across a pool of agents regardless of physical location.
Avaya IP Office: Avaya IP Office is a unified communications set of hardware and software products designed specifically for midmarket-sized customers. Avaya IP Office can be deployed on-premise or in the cloud. It was designed to simplify processes and streamline information exchange within companies. Communications capabilities can be added as needed. The latest version of Avaya IP Office (9.0) gives midmarket customers features and functions that large enterprises use, but at a scale that is efficient and affordable for them. Avaya IP Office delivers a seamless collaboration experience across voice, video, and mobility for up to 2,000 users.
IP Office Contact Center - Mid Market: New in 2014 and built to integrate with the IP Office Platform, this is a contact center software solution designed specifically for midmarket business needs. It enables seamless conversations for hundreds of agents across multiple modes of communication, including voice, email, chat, text, and fax.
Avaya Contact Center Select: New in 2014, this advanced software provides enterprise-level contact center capabilities to midmarket clients on the Avaya IP Office platform. It provides, among other things, omni-channel support (voice, email, chat, SMS, and fax) scalability for 30 - 250 agents and skills-based routing.
Avaya Scopia: A standards-based portfolio of hardware and software products that includes conference room systems, desktop and mobile video conferencing, and infrastructure and management. Available extensions include HD (high-definition) video-conference rooms, and mobile applications for video conferencing, control, and management on mobile devices.
AvayaLive Video: New in 2015, a cloud-based version of Avaya Scopia mobile video, employing a similar underlying architecture but delivered as a service via the AvayaLive web portal. It offers one-click access to a virtual conference room using mobile or desktop devices without the purchase of any additional on-premise technology.
Avaya Phones: Avaya’s range of desk phones and portable technologies include IP and digital desk phones, digital enhanced cordless telecommunications (DECT) handsets, wireless phones, docking stations for “bring-your-own-device (BYOD)”, and conference room phones. Avaya phones offer capabilities including touch screen and applications such as integration to corporate calendar, directory and presence, enhanced audio quality for a “you-are-there” experience, customization and soft keys, and multiple lines appearances.
The Avaya Engagement Development Platform: The Avaya Engagement Development Platform is a software platform that simplifies embedding robust communications and collaboration capabilities into business applications, such as CRM or Enterprise Resources Planning, or ERP. This platform allows customers, third parties, and Avaya to create customized engagement applications and environments to meet unique needs. Customers and third parties can integrate business applications with unified communications technology and contact center capabilities including voice, short message service or SMS, and email.
Networking Solutions
Our advanced fabric networking technology, based on open industry standards, is designed to deliver a virtualized network that is simple to deploy, agile to operate, and resilient. Many conventional networking technologies have complex architectures, layering protocols over protocols, making the network architecture fragile and significantly impeding the roll-out of real-time applications. Avaya’s Fabric Connect, our fabric networking technology, is designed to deliver the agility businesses need to focus on integrating customer and team engagement solutions into their existing IT infrastructures. Unified access and network virtualization capabilities form the foundation of Avaya Networking Solutions. Benefits include:

•
Unified access: Our unified access solution is designed to securely extend both fixed and mobile BYOD policies and enable proactive provisioning, quality monitoring, and active application awareness and control.

•
Network virtualization: Our network virtualization solutions are designed to optimize the physical network, decrease network complexity, eliminate complex protocols, and integrate security features for the safe segmentation of data. All of this is intended to accelerate application and user deployment.

In addition to Fabric Connect, our networking portfolio includes:

•	Ethernet Switches and Routers: a range of Ethernet Switches, Routers, and supporting software for data center, core, edge and branch applications;

•	Wireless Networking: cost-effective and scalable products that enable enterprises to support wireless connectivity and services;

•	Access Control: products that enforce role- and policy-based access control to the network; and

•	Unified Management and Orchestration: products that provide support for data and voice networks by simplifying the requirements associated across functional areas.
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

Avaya Client Services (ACS)
ACS is a market-leading organization offering support, management and optimization of enterprise communications networks to help customers mitigate risk, reduce total cost of ownership, and optimize product performance. ACS is supported by patented design and management tools, and by network operations and technical support centers around the world. The contracts for these services range from one to multiple- years, with three year terms being the most common. Custom or complex services contracts are typically five years in length. The portfolio of ACS services includes:

•
Global Support Services (GSS): Provides a comprehensive suite of support options both directly and through partners to proactively resolve issues and improve uptime. Support offers and capabilities include:

•	24x7 remote support

•	proactive remote monitoring

•	sophisticated diagnostic tools

•	parts replacement

•	onsite response
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
All new support solutions are published to the web by our engineers, generally within 30 minutes of finding a resolution, adding value for customers by providing known solutions for potential issues rapidly. Most of our customers also benefit from Avaya EXPERT Systems, which provides real-time monitoring of diagnostic and system status. This proactively identifies potential issues to improve reliability, uptime, and faster issue resolution.

•
Avaya Private Cloud and Managed Services (APCS): Provides the IT Infrastructure Library (ITIL), aligned, multivendor managed and outsourcing services for customers’ communications environments. Managed and private cloud services can be procured in standard packages or in fully custom arrangements that include on-premise or private Cloud options, Service Level Agreements (SLAs), billing and reporting.

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

In addition, managed services can take the form of one of three Cloud models offered by Avaya:

•	Avaya Partner Cloud Service, a model that supports public and private products offered by service providers and system integrators;

•	Avaya Branded Cloud Service, an Avaya-hosted multi-customer public cloud option; and

•	Private Cloud, a private cloud model for individual customers.
We sometimes refer to the foregoing products and services as “flagship,” “legacy,” and “core” as follows:

•
Flagship includes products and services which reflect the expertise and innovation in some of the newest enhancements to our product portfolio. We believe these products and services offer the highest potential to contribute to revenue growth. The Flagship category includes Video, Avaya Aura®, IP Office, contact center, Wireless LAN, SBC, ethernet/fabric switching, Avaya professional services, Avaya cloud and Avaya managed services.

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
Our Technology
Technology enhances the way people communicate and collaborate, enabling team and customer engagement. We leverage critical technology and open standards across our portfolio to our customers’ advantage. One of these standards is Session Initiation Protocol, or “SIP”, and Avaya is a leading innovator in leveraging its use for business collaboration. By allowing application flexibility and cost reduction, SIP has become the protocol of choice for real-time communications and will continue to expand in the industry. We distinguish ourselves from competition by exploiting advanced SIP capabilities as opposed to only exploiting basic features. Avaya shifts communications from having to coordinate multiple, independent media and communications systems toward session management based environments, where multiple media and resources can flexibly be brought into a seamless experience. This fundamental difference supports more fluid, effective and persistent collaboration across media such as voice, video and text and modes of communications such as calls or conferences.
Over the last few years, we have shifted our design philosophy anticipating increased demand for our unified communications and contact center products to be available via cloud delivery. While our products have traditionally been deployed on a customer’s premise, many can now also be deployed in public, private and hybrid cloud models. Further, through comprehensive monitoring technologies, these products and services can also be deployed as managed services.
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

•	Virtualization is used in our Avaya Aura portfolio to decrease the supporting hardware cost and also to enable operations resilience and facilitate scalability.

•
WebRTC is a newly evolving technology that Avaya is leveraging to develop a new generation of Unified Communications. WebRTC allows for communication clients to be supported directly from HTML 5 browsers. Voice and video are embedded in web applications, allowing access to these media to be much more ubiquitous.

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

Divestiture of IT Professional Services Business
On March 31, 2014, the Company completed the sale of its IT Professional Services (“ITPS”) business for a final sales price of $101 million, inclusive of $3 million of working capital adjustments and net of $2 million in costs to sell. See Note 4, “Divestiture - IT Professional Services Business,” to our unaudited interim Consolidated Financial Statements for further details. As a result of management's divestiture of the ITPS business, the results of operations, cash flows and assets and liabilities of the ITPS business have been classified as discontinued operations for the period ended December 31, 2013.
Refinancing of Debt
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

As of December 31, 2014, our long-term debt consists of the following:

In millions
Variable rate senior secured multi-currency asset-based revolving credit facility due October 26, 2016	$40
Variable rate senior secured multi-currency revolver due October 26, 2016	80
Variable rate senior secured term B-3 loans due October 26, 2017	2,096
Variable rate senior secured term B-4 loans due October 26, 2017	1
Variable rate senior secured term B-6 loans due March 31, 2018	1,125
7% senior secured notes due April 1, 2019	1,009
9% senior secured notes due April 1, 2019	290
10.50% senior secured notes due March 1, 2021	1,384
Unaccreted discount	(20)
6,005
Debt maturing within one year	(32)
Long-term debt	$5,973
The weighted average contractual interest rate of the Company's outstanding debt as of December 31, 2014 and September 30, 2014 was 6.9% and 6.9%, respectively.
Annual maturities of debt (excluding unaccreted discount of $20 million), for the next five years ending September 30th and thereafter, consist of:

In millions
Remainder of fiscal 2015	$29
2016	39
2017	158
2018	3,116
2019	1,299
2020 and thereafter	1,384
Total	$6,025
Financial Results Summary
Our revenue for the three months ended December 31, 2014 and 2013 was $1,079 million and $1,131 million, respectively, a decrease of $52 million or 5%. The decrease is primarily attributable to declines in our core and legacy products and associated services, particularly in the US, where the Company was constrained by sales execution. Revenues were also affected by the unfavorable impact of foreign currencies particularly in Europe, Canada, and Latin America, where if it were not for the impact of foreign currency, we would have experienced revenue growth in these regions.
As we continue to transform our business and focus our go-to-market efforts to drive growth in our flagship product lines and services, revenues attributable to our core and legacy product lines and services have declined. We believe the decline in our core and legacy product lines is also due in part to better utilization of SIP technology, which enables our customers to run their communication networks more efficiently, requiring fewer gateways and servers. The declines in our legacy and core products in turn contributed in part to lower maintenance and professional services revenue. The decreases in our maintenance and professional services revenue are offset in part by increases in our Avaya Private Cloud Services, or APCS.
As a result of a growing market trend around Cloud consumption preferences more customers are exploring operational expense, or OpEx models, rather than capital expenditure, or CapEx models, for procuring technology. The shift to OpEx models enables customers to manage costs and efficiencies, by paying a subscription fee for business collaboration and communications services rather than purchasing the underlying solutions, infrastructure and personnel, which are owned and managed by the equipment vendor or a managed services or Cloud provider. We believe the market trend toward OpEx models will continue as we see an increasing number of opportunities and requests for proposal based on OpEx models. Throughout fiscal 2014 and into fiscal 2015, our total contracted value for cloud and managed services grew. These contracts are usually larger than contracts under a CapEx model, but the associated revenues are recognized over a period of time, typically three to seven years. As of December 31, 2014, we anticipate the total future revenues for these contracts to be in excess of $800 million.

The Company has maintained its focus on profitability levels and investing in future results and continued to implement cost savings programs designed to streamline its operations, generate cost savings, and eliminate overlapping processes and expenses associated with various acquisitions and in response to the global economic downturn. These cost savings programs have included: (1) reducing headcount, (2) relocating certain job functions to lower cost geographies, including service delivery, customer care, research and development, human resources and finance, (3) eliminating real estate costs associated with unused or under-utilized facilities and (4) implementing gross margin improvement and other cost reduction initiatives. During fiscal 2014, the Company incurred restructuring charges of $165 million, the benefits of which we have not fully begun to realize in our operating results. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future and the costs of those actions could be material.
Operating income for the three months ended December 31, 2014 and 2013 was $104 million and $87 million, respectively, an increase of $17 million. The increase in operating income reflects the continued benefit from our cost savings initiatives and is offset by the decrease in revenues as discussed above. In addition, our operating results for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013 reflect, among other things:

•	improvement in gross margin to 59.1% for the three months ended December 31, 2014 as compared to 56.6% for the three months ended December 31, 2013;

•	lower depreciation and amortization charges as the Company sold under-utilized facilities and certain intangible assets have been fully amortized;

•	increased restructuring charges of $8 million as the Company took additional cost cutting actions particularly in Europe; and

•	a favorable impact of foreign currency on our operating expenses.
Operating income includes non-cash depreciation and amortization of $94 million and $119 million and share-based compensation of $7 million and $6 million for the three months ended December 31, 2014 and 2013, respectively.
Net income for the three months ended December 31, 2014 was $3 million as compared to net loss of $54 million for the three months ended December 31, 2013. The increase in our results is primarily attributable to the increase in operating income as described above, the release of a reserve related to a tax indemnification liability, lower interest expense as a result of 2014 refinancing transactions and a lower provision for income taxes primarily associated with changes in valuation allowances and unrecognized tax benefits in certain jurisdictions.
Results From Operations
Three Months Ended December 31, 2014 Compared with Three Months Ended December 31, 2013
Revenue
Our revenue for the three months ended December 31, 2014 and 2013 was $1,079 million and $1,131 million, respectively, a decrease of $52 million or 5%. The following table sets forth a comparison of revenue by portfolio:

	Three months ended December 31,
	2014	2013	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
In millions			2014	2013
GCS	$481	$507	45%	45%	(5)%	(4)%
Networking	68	67	6%	6%	1%	3%
Total ECS product revenue	549	574	51%	51%	(4)%	(3)%
AGS	530	557	49%	49%	(5)%	(3)%
Total revenue	$1,079	$1,131	100%	100%	(5)%	(3)%
GCS revenue for the three months ended December 31, 2014 and 2013 was $481 million and $507 million, respectively, a decrease of $26 million or 5%. The decrease in GCS revenue was primarily attributable to lower demand for our legacy and core products and sales execution particularly in the U.S., and the unfavorable impact of foreign currency.
Networking revenue for the three months ended December 31, 2014 and 2013 was $68 million and $67 million, respectively, an increase of $1 million or 1%. The increase in Networking revenue is primarily attributable to new product releases partially offset by the unfavorable impact of foreign currency.

AGS revenue for the three months ended December 31, 2014 and 2013 was $530 million and $557 million, respectively, a decrease of $27 million or 5%. The decrease in AGS revenue was primarily due to lower maintenance and professional services revenues as a result of lower demand for our legacy and core products in prior periods and the unfavorable impact of foreign currency. These decreases in AGS revenue were partially offset by higher revenue from Cloud and managed services performed under contracts entered into in prior periods. As discussed above, the revenues associated with these contracts are recognized over a period of time, typically three to seven years.
The following table sets forth a comparison of revenue by location:

	Three months ended December 31,
	2014	2013	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
In millions			2014	2013
U.S.	$572	$604	53%	53%	(5)%	(5)%
International:
EMEA	301	303	28%	27%	(1)%	3%
APAC - Asia Pacific	101	114	9%	10%	(11)%	(11)%
Americas International - Canada and Latin America	105	110	10%	10%	(5)%	2%
Total International	507	527	47%	47%	(4)%	0%
Total revenue	$1,079	$1,131	100%	100%	(5)%	(3)%
Revenue in the U.S. for the three months ended December 31, 2014 and 2013 was $572 million and $604 million, respectively, a decrease of $32 million or 5%. The decrease in U.S. revenue was primarily attributable to constrained sales execution and lower sales of our core and legacy products and associated maintenance and professional services. Revenue in EMEA for the three months ended December 31, 2014 and 2013 was $301 million and $303 million, respectively, a decrease of $2 million or 1%. The decrease in EMEA revenue was primarily attributable to the unfavorable impact of foreign currency and lower revenues from maintenance. These decreases in EMEA revenue were partially offset by higher revenue from Cloud and managed services performed under contracts entered into in prior periods. Revenue in APAC for the three months ended December 31, 2014 and 2013 was $101 million and $114 million, respectively, a decrease of $13 million or 11%. The decrease in APAC revenue was primarily attributable to lower revenues associated with products. Revenue in Americas International was $105 million and $110 million for the three months ended December 31, 2014 and 2013, respectively, a decrease of $5 million or 5%. The decrease in Americas International revenue was primarily attributable to the unfavorable impact of foreign currency.
We sell our products directly to end users and through an indirect sales channel. The following table sets forth a comparison of revenue from sales of products by channel:

	Three months ended December 31,
	2014	2013	Percentage of Total ECS Product Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
In millions			2014	2013
Direct	$133	$149	24%	26%	(11)%	(9)%
Indirect	416	425	76%	74%	(2)%	(1)%
Total ECS product revenue	$549	$574	100%	100%	(4)%	(3)%

Gross Profit
The following table sets forth a comparison of gross profit by segment:

	Three months ended December 31,
	Gross Profit		Gross Margin		Change
In millions	2014	2013	2014	2013	Amount	Pct.
GCS	$314	$314	65.3%	61.9%	$—	—%
Networking	32	32	47.1%	47.8%	—	—%
ECS	346	346	63.0%	60.3%	—	—%
AGS	302	308	57.0%	55.3%	(6)	(2)%
Unallocated amounts	(10)	(14)	(1)	(1)	4	(1)
Total	$638	$640	59.1%	56.6%	$(2)	—%

(1)	Not meaningful
Gross profit for the three months ended December 31, 2014 and 2013 was $638 million and $640 million, respectively, a decrease of $2 million or less than 1%. The decrease is primarily attributable to a decrease in sales volume and the unfavorable impact of foreign currency. These decreases in gross profit were partially offset by the success of our gross margin improvement initiatives and the impact of lower amortization of acquired technology intangible assets. Our gross margin improvement initiatives included exiting facilities, reducing the workforce, relocating positions to lower-cost geographies, productivity improvements, and obtaining better pricing from our contract manufacturers and transportation vendors. As a result of our gross margin improvement initiatives and the impact of lower amortization of acquired technology intangible assets, gross margin increased to 59.1% for the three months ended December 31, 2014 from 56.6% for the three months ended December 31, 2013.
GCS gross profit for the three months ended December 31, 2014 and 2013 was $314 million and $314 million, respectively. The decreases in GCS sales volume and the unfavorable impact of foreign currency were substantially offset by the success of our gross margin improvement initiatives discussed above. As a result of our gross margin improvement initiatives GCS gross margin increased to 65.3% for the three months ended December 31, 2014 compared to 61.9% for the three months ended December 31, 2013.
Networking gross profit for the three months ended December 31, 2014 and 2013 was $32 million and $32 million, and gross margin was 47.1% and 47.8%, respectively.
AGS gross profit for the three months ended December 31, 2014 and 2013 was $302 million and $308 million, respectively, a decrease of $6 million or 2%. The decrease in AGS gross profit is primarily due to lower services revenue and the unfavorable impact of foreign currency. These decreases in AGS gross profit were partially offset by the continued benefit from our gross margin improvement initiatives discussed above. We have redesigned the Avaya support website and continue to transition our customers from an agent-based support model to a largely self-service/web-based support model. These improvements have allowed us to reduce the workforce and relocate positions to lower-cost geographies. As a result of the above factors, AGS gross margin increased to 57.0% for the three months ended December 31, 2014 from 55.3% for the three months ended December 31, 2013.
Unallocated amounts for the three months ended December 31, 2014 and 2013 include the effect of the amortization of acquired technology intangibles and costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level. The decrease in unallocated amounts is attributable to lower amortization associated with technology intangible assets acquired prior to fiscal 2013.
Operating Expenses

	Three months ended December 31,
	2014	2013	Percentage of Revenue		Change
In millions			2014	2013	Amount	Pct.
Selling, general and administrative	$374	$393	34.7%	34.7%	$(19)	(5)%
Research and development	88	95	8.2%	8.4%	(7)	(7)%
Amortization of intangible assets	57	58	5.3%	5.1%	(1)	(2)%
Restructuring charges, net	15	7	1.4%	0.6%	8	114%
Total operating expenses	$534	$553	49.6%	48.8%	$(19)	(3)%

SG&A expenses for the three months ended December 31, 2014 and 2013 were $374 million and $393 million, respectively, a decrease of $19 million. The decrease was primarily due to $16 million of additional depreciation related to the change in the estimates of salvage value and useful life of the Company's Westminster, Colorado facility during the three months ended December 31, 2013, the favorable impact of foreign currency and our cost savings initiatives. Our cost savings initiatives include exiting and consolidating facilities, reducing the workforce and relocating positions to lower-cost geographies.
R&D expenses for the three months ended December 31, 2014 and 2013 were $88 million and $95 million, respectively, a decrease of $7 million. The decrease was primarily due to lower expenses associated with our cost savings initiatives discussed above and the favorable impact of foreign currency.
Amortization of intangible assets for the three months ended December 31, 2014 and 2013 was $57 million and $58 million, respectively.
Restructuring charges, net, for the three months ended December 31, 2014 and 2013 were $15 million and $7 million, respectively, an increase of $8 million. The Company continued to identify opportunities to streamline its operations and generate cost savings which included consolidating and exiting facilities and eliminating employee positions. Restructuring charges recorded during the three months ended December 31, 2014 include employee separation costs of $12 million primarily associated with employee severance actions in EMEA and the U.S. and lease obligations of $3 million primarily related to facilities in the U.S. Restructuring charges recorded during the three months ended December 31, 2013 include employee separation costs of $5 million and lease obligations of $2 million. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future and the costs of those actions could be material.
Operating Income
For the three months ended December 31, 2014, operating income was $104 million compared to $87 million for the three months ended December 31, 2013.
Operating income for the three months ended December 31, 2014 and 2013 includes non-cash expenses for depreciation and amortization of $94 million and $119 million and share-based compensation of $7 million and $6 million for each of the periods, respectively.
Interest Expense
Interest expense for the three months ended December 31, 2014 and 2013 was $112 million and $119 million, respectively, which includes non-cash interest expense of $4 million and $4 million, respectively. Non-cash interest expense for each period includes amortization of debt issuance costs and accretion of debt discount. Cash interest expense for the three months ended December 31, 2014 and 2013, was $108 million and $115 million, respectively, a decrease of $7 million. Cash interest expense for the three months ended December 31, 2014 compared to the three months ended December 31, 2013 decreased as a result of certain debt refinancing transactions that occurred during fiscal 2014. See Note 8, “Financing Arrangements” to our unaudited interim Consolidated Financial Statements for further details.
Other Income, Net
Other income, net for the three months ended December 31, 2014 and 2013 was $14 million and $1 million, respectively. Other income, net, for the three months ended December 31, 2014 includes net foreign currency gains of $6 million and the release of a reserve related to a tax indemnification liability of $9 million. Other income, net for the three months ended December 31, 2013 includes net foreign currency gains of $2 million.
Provision for Income Taxes of Continuing Operations
The provision for income taxes of continuing operations for the three months ended December 31, 2014 and 2013 was $3 million and $26 million, respectively.
The effective income tax rate for the three months ended December 31, 2014 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) net reductions for unrecognized tax benefits resulting from the lapse of statute of limitations offset by increases due to tax positions taken during the current period, (4) recognition of a $6 million income tax benefit related to the correction of prior year valuation allowances on deferred tax assets, and (5) recognition of a $1 million income tax benefit as a result of net gains in other comprehensive income.
The effective rate for the three months ended December 31, 2013 differs from the statutory U.S. federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss and (2) changes in the valuation allowance established against the Company’s deferred tax assets.

Income from Discontinued Operations, Net of Income Taxes
Income from discontinued operations for the three months ended December 31, 2013 was $3 million. On March 31, 2014, the Company completed the sale of its ITPS business for a final sales price of $101 million, inclusive of $3 million of working capital adjustments, and net of $2 million in costs to sell. See Note 4, “Divestiture - IT Professional Services Business,” to our unaudited interim Consolidated Financial Statements for further details.
Liquidity and Capital Resources
We expect our existing cash balance, cash generated by operations and borrowings available under our credit facilities to be our primary sources of short-term liquidity. Based on our current level of operations, we believe these sources will be adequate to meet our liquidity needs for at least the next twelve months. Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. As part of our analysis, we have assessed the implications of recent financial events on our current business and determined that these market conditions have not resulted in an inability to meet our obligations as they come due in the ordinary course of business and have not had a significant impact on our liquidity as of December 31, 2014. However, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facilities in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs.
Sources and Uses of Cash
The following table provides the condensed statements of cash flows for the three months ended December 31, 2014 and 2013:

	Three months ended December 31,
In millions	2014	2013
Net cash provided by (used for):
Net income (loss)	$3	$(54)
Income from discontinued operations, net of income taxes	—	3
Income (loss) from continuing operations	3	(57)
Adjustments to net income (loss) for non-cash items	86	120
Changes in operating assets and liabilities	(25)	(6)
Continuing operating activities	64	57
Discontinued operating activities	—	7
Operating activities	64	64
Investing activities	(26)	(43)
Financing activities	(22)	(10)
Effect of exchange rate changes on cash and cash equivalents	(10)	1
Net increase in cash and cash equivalents	6	12
Cash and cash equivalents at beginning of period	322	288
Cash and cash equivalents at end of period	$328	$300
Operating Activities
Cash provided by operating activities was $64 million and $64 million for the three months ended December 31, 2014 and 2013, respectively.
Adjustments to reconcile net loss to net cash provided by operations for the three months ended December 31, 2014 and 2013 were $86 million and $120 million, and primarily consisted of depreciation and amortization of $94 million and $119 million, deferred income taxes of $(6) million and $(11) million, unrealized (gain) loss on foreign currency exchange of $(13) million and $2 million, non-cash interest expense of $4 million and $4 million, and share based compensation of $7 million and $6 million, respectively.
During the three months ended December 31, 2014, changes in our operating assets and liabilities resulted in a net decrease in cash and cash equivalents of $25 million. The net decrease was driven by payments associated with our employee incentive programs. accrued interest, the timing of payments to our vendors and business restructuring reserves established in previous periods. These decreases were partially offset by collection of accounts receivable.

During the three months ended December 31, 2013, changes in our operating assets and liabilities resulted in a net decrease in cash and cash equivalents of $6 million. The net decrease was driven by payments associated with our employee incentive programs. accrued interest, and business restructuring reserves established in previous periods. These decreases were partially offset by collection of accounts receivable and the timing of payment of accounts payable.
Investing Activities
Cash used for investing activities for the three months ended December 31, 2014 and 2013 was $26 million and $43 million, respectively. During the three months ended December 31, 2014 and 2013, cash used for investing activities included capital expenditures of $33 million and $32 million and acquisitions of businesses, net of cash acquired of $3 million and $11 million, respectively. During the three months ended December 31, 2014 cash used by investing activities was partially offset by $12 million in proceeds received in connection with financing the use of equipment for the performance of services under our agreement with HP Enterprise Services, LLC.
Financing Activities
Cash used for financing activities was $22 million and $10 million for the three months ended December 31, 2014 and 2013, respectively and includes $9 million in scheduled debt repayments in each period. During the three months ended December 31, 2014 cash used by financing activities also includes $10 million of repayments in excess of borrowing under our revolving credit facilities.
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
During the three months ended September 30, 2014, the Company repaid $10 million of the borrowings under the Company's revolving credit facilities. During the three months ended December 31, 2014, the Company repaid $30 million and borrowed $20 million under the multi-currency revolver.
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
As of December 31, 2014, term loans outstanding under the Cash Flow Credit Agreement include term B-3 loans, term B-4 loans and term B-6 loans with remaining face values (after all principal payments through December 31, 2014) of $2,096 million, $1 million and $1,125 million, respectively. The Company regularly evaluates market conditions, its liquidity profile, and various financing alternatives for opportunities to enhance its capital structure. If opportunities are favorable, the Company may refinance existing debt or issue additional debt securities.
We are not in default under the senior secured credit facility, the indentures governing our notes or our senior secured multi-currency asset-based revolving credit facility.
See Note 8, “Financing Arrangements,” to our unaudited interim Consolidated Financial Statements for further details.
Future Cash Requirements
Our primary future cash requirements will be to fund debt service, restructuring payments, capital expenditures and benefit obligations. In addition, we may use cash in the future to make strategic acquisitions.
Specifically, we expect our primary cash requirements for the remainder of fiscal 2015 to be as follows:

•
Debt service—We expect to make payments of $358 million during the remainder of fiscal 2015 in principal and interest associated with long-term debt and interest associated with our two revolving credit facilities, although we may elect to make additional principal payments under certain circumstances. The expected payments are exclusive of principal payments we have made or may make under our revolving credit facilities. In the ordinary course of business, we may from time to time borrow and repay amounts under our revolving credit facilities to meet business needs.

•
Restructuring payments—We expect to make payments of approximately $75 million to $90 million during the remainder of fiscal 2015 for employee separation costs and lease termination obligations associated with restructuring actions we have taken through December 31, 2014 and additional actions we may take in fiscal 2015 as the Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally.

•	Capital expenditures—We expect to spend approximately $100 million to $115 million for capital expenditures and capitalized software development costs during the remainder of fiscal 2015.

•
Benefit obligations—We estimate we will make payments under our pension and postretirement obligations totaling $140 million during the remainder of fiscal 2015. These payments include: $79 million to satisfy the minimum statutory funding requirements of our U.S. qualified plans, $5 million of payments under our U.S. benefit plans which are not pre-funded, $25 million under our non-U.S. benefit plans which are predominately not pre-funded, $30 million under our U.S. retiree medical benefit plan which is not pre-funded and $1 million under the agreements for represented retirees to post-retirement health trusts. See discussion in Note 12, “Benefit Obligations” to our unaudited interim Consolidated Financial Statements for further details of our benefit obligations.

On October 23, 2014, in connection with a litigation matter, the Company filed a supersedeas bond with the Court in the amount of $63 million to stay execution of a judgment against it while the matter is on appeal. The Company secured posting of the bond through the issuance of a letter of credit under its existing credit facilities. In connection with this proceeding, an application was also filed seeking approximately $60 million for attorney's fees, expenses and costs from the Company which the Company intends to contest.  Once required, and in order to stay the enforcement of any award for attorney’s fees, expenses and costs, on appeal or otherwise, the Company will post a bond in the amount of the award for attorney's fees, expenses and costs, plus interest.  The Company expects to secure posting of the bond through existing resources and may use any or a combination of the issuance of one or more letters of credit under its existing credit facilities and cash on hand. See Note 15 -

"Commitments and Contingencies - Antitrust Litigation" to our unaudited interim Consolidated Financial Statements for additional details regarding this litigation matter.
We and our subsidiaries, affiliates, our Parent and/or significant stockholders of our Parent may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Future Sources of Liquidity
We expect our existing cash balance, cash generated by operations and borrowings available under our credit facilities to be our primary sources of short-term liquidity. We expect that revenues from higher margin products and services and continued focus on accounts receivable, inventory management and cost containment will enable us to generate positive net cash from operating activities. Further, we continue to focus on cost reductions and have initiated restructuring plans designed to reduce overhead and provide cash savings.
The Company currently has two revolving credit facilities providing for borrowings of up to an aggregate of $535 million subject to certain contractual limitations. Our senior secured multi-currency asset-based revolving credit facility provides senior secured revolving financing of up to $335 million, subject to availability under a borrowing base which, at any time, equals the sum of 85% of eligible accounts receivable plus 85% of the net orderly liquidation value of eligible inventory, subject to certain reserves and other adjustments. In addition, although the senior secured multi-currency asset-based revolving credit facility does not require us to comply with any financial ratio maintenance covenants, if we have Excess Availability under the facility of less than $33.5 million at any time, we will not be permitted to borrow any additional amounts thereunder unless our pro forma Consolidated Fixed Charge Coverage Ratio (each such term as defined in the credit agreement governing the facility) is at least 1.0 to 1.0. As of December 31, 2014 the Company had $40 million of outstanding borrowings, $139 million of issued and outstanding letters of credit and remaining revolver availability of $110 million under the multi-currency asset-based revolving credit facility. We also have a senior secured multi-currency revolver, which allows for borrowings of up to $200 million. At December 31, 2014, the Company had $80 million of outstanding borrowings, $4 million of issued and outstanding letters of credit and remaining revolver availability of $116 million under the senior secured multi-currency revolver. Both revolving credit facilities include other customary conditions that, if not complied with, could restrict our availability to borrow. See Note 8, “Financing Arrangements” to our unaudited interim Consolidated Financial Statements.
On August 20, 2014, we signed an agreement with HP Enterprise Services, LLC, or HP, pursuant to which the Company will outsource to HP certain delivery services associated with the Avaya Private Cloud Services business. In connection with that agreement, HP acquired specified assets owned by the Company. HP also agreed to make available one or more additional financings to Avaya and its subsidiaries of up to $24 million per fiscal year for the sole purpose of financing the use of equipment for the performance of services under the agreement, provided that no material adverse change with respect to the Company has occurred and is continuing as of the date any such financing is requested. During the three months ended December 31, 2014 we received proceeds of $12 million in connection with the financing of equipment for the performance of services under our agreement with HP.
On June 9, 2011, Parent filed with the SEC a registration statement on Form S-1 (as amended from time to time, the “registration statement”) relating to a proposed initial public offering of its common stock. As contemplated in the registration statement, the net proceeds of the proposed offering are expected to be used, among other things, to repay a portion of our long-term indebtedness.  The registration statement remains under review by the SEC and shares of common stock registered thereunder may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This document and the pending registration statement shall not constitute an offer to sell or the solicitation of any offer to buy nor shall there be any sale of those securities in any State or other jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State or other jurisdiction. Further, there is no way to predict whether or not Parent will be successful in completing the offering as contemplated and if it is successful, we cannot be certain if, or how much of, the net proceeds will be used for the purposes identified above.
During the fourth quarter of fiscal 2012, the Company changed its indefinite reinvestment of undistributed foreign earnings assertion with respect to its non-U.S. subsidiaries. This change in assertion reflects the Company's intention and ability to maintain flexibility with respect to sourcing of funds from non-U.S. locations. As of December 31, 2014, balances of cash and cash equivalents held outside the U.S. that are in excess of in-country needs and which could not be distributed to the U.S. without restriction were not material.
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
Based on past performance and current expectations, we believe that our existing cash and cash equivalents of $328 million as of December 31, 2014 and future cash provided by operating activities will be sufficient to meet our future cash requirements described above for at least the next twelve months. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
Debt Ratings
As of December 31, 2014, we had a long-term corporate family rating of B3 with a negative outlook from Moody’s and a corporate credit rating of B- with a negative outlook from Standard & Poor’s. Our ability to obtain additional external financing and the related cost of borrowing may be affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies.
Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K filed with the SEC on November 26, 2014 and determined that there were no significant changes to our critical accounting policies in the three months ended December 31, 2014 except for recently adopted accounting guidance as discussed in Note 2, “Recent Accounting Pronouncements - New Accounting Guidance Recently Adopted” to our unaudited interim Consolidated Financial Statements.
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
We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this report, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	our ability to develop and sell advanced communications products and services, including unified communications, data networking products and contact center products;

•	the market for our products and services, including unified communications products;

•	our ability to remain competitive in the markets we serve;

•	economic conditions and the willingness of enterprises to make capital investments;

•	our reliance on our indirect sales channel;

•	the ability to protect our intellectual property and avoid claims of infringement;

•	the ability to retain and attract key employees;

•	our degree of leverage and its effect on our ability to raise additional capital and to react to changes in the economy or our industry;

•	our ability to manage our supply chain and logistics functions;

•	liquidity and our access to capital markets;

•	risks relating to the transaction of business internationally;

•	our ability to effectively integrate acquired businesses;

•	an adverse result in any significant litigation, including antitrust, intellectual property and commercial disputes or employment litigation;

•	our ability to maintain adequate security over our information systems;

•	environmental, health and safety laws, regulations, costs and other liabilities, and climate change risks; and

•	pension and post-retirement healthcare and life insurance liabilities.
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

EBITDA and Adjusted EBITDA
EBITDA is defined as net income (loss) before income taxes, interest expense, interest income and depreciation and amortization and excludes the results of discontinued operations. EBITDA provides us with a measure of operating performance that excludes items that are outside the control of management, which can differ significantly from company to company depending on capital structure, the tax jurisdictions in which companies operate and capital investments. Under the Company’s debt agreements, the ability to draw down on the revolving credit facilities or engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied in part to ratios based on Adjusted EBITDA. As defined in our debt agreements, Adjusted EBITDA is a non-GAAP measure of EBITDA further adjusted to exclude certain charges and other adjustments permitted in calculating covenant compliance under our debt agreements. We believe that including supplementary information concerning Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our debt agreements and because it serves as a basis for determining management compensation. In addition, we believe Adjusted EBITDA provides more comparability between our historical results and results that reflect purchase accounting and our new capital structure following the Merger. Accordingly, Adjusted EBITDA measures our financial performance based on operational factors that management can impact in the short-term, such as the Company’s pricing strategies, volume, costs and expenses of the organization.
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
The unaudited reconciliation of loss from continuing operations, which is a GAAP measure, to EBITDA and Adjusted EBITDA is presented below:

	Three months ended December 31,
In millions	2014	2013
Income (loss) from continuing operations	$3	$(57)
Interest expense	112	119
Provision for income taxes	3	26
Depreciation and amortization	94	119
EBITDA	212	207
Restructuring charges, net	15	7
Sponsors’ fees (a)	2	2
Integration-related costs (b)	1	2
Non-cash share-based compensation	7	6
Change in certain tax indemnifications	(9)	—
Gain on foreign currency transactions	(6)	(2)
Pension/OPEB/nonretirement postemployment benefits and long-term disability costs (c)	17	13
Other	—	2
Adjusted EBITDA	$239	$237

(a)	Sponsors’ fees represent monitoring fees payable to affiliates of the Sponsors and their designees pursuant to a management services agreement entered into at the time of the Merger.

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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risk” in Avaya’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed with the SEC on November 26, 2014. As of December 31, 2014, there have been no material changes in this information.

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

Item 1A.	Risk Factors.

There have been no material changes during the quarterly period ended December 31, 2014 to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

Pursuant to Section 15(d) of the Securities Exchange Act of 1934, the Company’s obligations to file periodic and current reports ended as of October 1, 2010. Nevertheless, the Company continues to file timely periodic reports and current reports with the SEC voluntarily to comply with the terms of the indenture governing its senior secured notes due 2021.

During and subsequent to the quarter ended December 31, 2014, no events took place that were required to be disclosed in a report on Form 8-K but were not reported.

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

101
The following materials from Avaya Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at December 31, 2014 and September 30, 2014, (ii) Consolidated Statement of Operations for the three months ended December 31, 2014 and 2013, (iii) the Consolidated Statement of Comprehensive Income for the three months ended December 31, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2014 and 2013, and (v) Notes to Consolidated Financial Statements (Unaudited)*

*
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

February 13, 2015